Form 10-Q/A
period 1993-10-02
LEAR SEATING CORP
filed 1994-01-13
CIK 842162

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-Q/A

(Mark One)
[x]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended OCTOBER 2, 1993

                                      OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from              to                  .

Commission file number:   33-47867

                           LEAR SEATING CORPORATION
            (Exact name of registrant as specified in its charter)

            Delaware                                 13-3386776
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

  21557 Telegraph Road, Southfield, MI                     48034
(Address of principal executive offices)                 (zip code)

Registrant's telephone number, including area code:  (313) 746-1500

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

Yes  [X]     No  [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares of common stock outstanding at October 30, 1993: 1,075,758, par value $.01 per share.

                           LEAR SEATING CORPORATION

                                AMENDMENT NO. 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of reports pursuant to the undertaking described in Part II, Item 5 of the Company's Quarterly Report for the period ended October 2, 1993 as set forth in the pages attached hereto:

     Item 5 -- Financial Statements and Exhibits

          (a) Financial Statements of Business Acquired

               1. Report of Independent Public Accountants

               2. Balance Sheets -- September 30, 1993 and December 31, 1992

               3. Statements of Income for the nine months ended September 30,
                  1993 and the years ended December 31, 1992 and 1991

               4. Statements of Cash Flows for the nine months ended September
                  30, 1993 and the years ended December 31, 1992 and 1991

               5. Notes to the Financial Statements

          (b) Pro Forma Financial Information

               1. Description of Pro Forma Financial Data

               2. Pro Forma Statements of Operations for the three months ended
                  October 2, 1993 and the year ended June 30, 1993 together with the notes thereto

               3. Pro Forma Balance Sheet as of October 2, 1993 together with the notes thereto

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Ford Motor Company:

     We have audited the balance sheet of The North American Business (an operating component of Ford Motor Company, as described in Note 1 to the financial statements) at September 30, 1993 and December 31, 1992, and the related statements of income and cash flows for the nine months ended September 30, 1993 and the years ended December 31, 1992 and 1991. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The North American Business (an operating component of Ford Motor Company, as described in Note 1 to the financial statements) at September 30, 1993 and December 31, 1992, and the results of its operations and its cash flows for the nine months ended September 30, 1993 and the years ended December 31, 1992 and 1991, in conformity with generally accepted accounting principles.

     As discussed in Note 5 to the financial statements, the company changed its method of accounting for postretirement benefits other than pensions in 1992. As discussed in Notes 1 and 11 to the financial statements, Ford Motor Company has entered into an agreement for the sale of The North American Business.

                                                        COOPERS & LYBRAND
Detroit, Michigan
  November 18, 1993

                          THE NORTH AMERICAN BUSINESS
                 (AN OPERATING COMPONENT OF FORD MOTOR COMPANY)

                                 BALANCE SHEET

                                                                     SEPT. 30,        DEC. 31,
                                                                        1993            1992
                                                                    ------------    ------------
                                    ASSETS

Cash and cash equivalents........................................   $  2,743,000    $  2,074,000
Accounts receivable, net of allowance of $4,500,000 and
  $7,770,000, respectively.......................................     30,037,000      52,865,000
Inventories (Note 3).............................................     36,864,000      42,574,000
Deferred income taxes (Note 6)...................................      1,995,000       3,138,000
Other current assets.............................................        691,000       1,067,000
                                                                    ------------    ------------
       Total current assets......................................     72,330,000     101,718,000
                                                                    ------------    ------------
Property, plant and equipment, net (Note 4)......................     79,334,000      83,854,000
Deferred income taxes (Note 6)...................................      1,597,000         779,000
                                                                    ------------    ------------
       Total assets..............................................   $153,261,000    $186,351,000
                                                                    ------------    ------------
                                                                    ------------    ------------
                            LIABILITIES AND EQUITY

Accounts payable, principally trade..............................   $ 32,401,000    $ 28,874,000
Accrued liabilities:
  Salaries and wages.............................................        519,000         808,000
  Vacations and holidays.........................................        653,000         928,000
  Employee benefit programs......................................      3,021,000       2,118,000
  Other..........................................................        779,000         704,000
Note payable to Ford Motor Company S.A. de C.V. (Note 7).........     44,529,000      44,529,000
Income taxes payable.............................................     42,266,000      79,973,000
                                                                    ------------    ------------
       Total current liabilities.................................    124,168,000     157,934,000
                                                                    ------------    ------------
Postretirement benefits other than pensions and other (Note 5)...      3,562,000       3,347,000
                                                                    ------------    ------------
       Total liabilities.........................................    127,730,000     161,281,000
Equity and advances account (Note 8).............................     25,531,000      25,070,000
                                                                    ------------    ------------
       Total liabilities and equity..............................   $153,261,000    $186,351,000
                                                                    ------------    ------------
                                                                    ------------    ------------

    The accompanying notes are an integral part of the financial statements.

                          THE NORTH AMERICAN BUSINESS
                 (AN OPERATING COMPONENT OF FORD MOTOR COMPANY)

                              STATEMENT OF INCOME

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1993
               AND FOR THE YEARS ENDED DECEMBER 31, 1992 AND 1991

                                                       NINE MONTH
                                                      PERIOD ENDED        YEAR ENDED DEC. 31,
                                                       SEPT. 30,      ----------------------------
                                                          1993            1992            1991
                                                      ------------    ------------    ------------
Net sales..........................................   $515,102,000    $677,260,000    $547,040,000
Costs of sales.....................................    384,138,000     442,243,000     381,616,000
Selling, administrative and other expenses.........      9,426,000       9,529,000       8,932,000
                                                      ------------    ------------    ------------
     Total costs and expenses......................    393,564,000     451,772,000     390,548,000
                                                      ------------    ------------    ------------
Operating income...................................    121,538,000     225,488,000     156,492,000
Interest expense...................................     (2,026,000)     (3,227,000)     (3,556,000)
Other expenses.....................................     (1,910,000)     (1,144,000)       (685,000)
                                                      ------------    ------------    ------------
     Income before income taxes and cumulative
       effect
       of a change in accounting principle.........    117,602,000     221,117,000     152,251,000
Provision for income taxes (Note 6)................     42,591,000      76,842,000      54,184,000
                                                      ------------    ------------    ------------
     Income before cumulative effect of a change in
       accounting principle........................     75,011,000     144,275,000      98,067,000
Cumulative effect of a change in accounting
  principle (Note 5)...............................             --      (1,490,000)             --
                                                      ------------    ------------    ------------
     Net income....................................   $ 75,011,000    $142,785,000    $ 98,067,000
                                                      ------------    ------------    ------------
                                                      ------------    ------------    ------------

    The accompanying notes are an integral part of the financial statements.

                          THE NORTH AMERICAN BUSINESS
                 (AN OPERATING COMPONENT OF FORD MOTOR COMPANY)

                            STATEMENT OF CASH FLOWS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1993
               AND FOR THE YEARS ENDED DECEMBER 31, 1992 AND 1991

                                                       NINE MONTH           YEAR ENDED DEC. 31,
                                                      PERIOD ENDED     -----------------------------
                                                     SEPT. 30, 1993        1992             1991
                                                     --------------    -------------    ------------
Net Income........................................    $  75,011,000    $ 142,785,000    $ 98,067,000
Adjustments to reconcile net income to cash flows
  from operating activities:
  Cumulative effect of a change in accounting
     principle....................................               --        1,490,000              --
  Depreciation....................................        7,370,000       10,225,000       8,847,000
  Foreign currency translation adjustment.........        1,659,000        1,030,000         825,000
  Provision for deferred income taxes.............          325,000       (3,131,000)     (1,274,000)
  Changes in assets and liabilities:
     Decrease (increase) in accounts receivable...       22,828,000       (1,313,000)    (27,754,000)
     Decrease (increase) in inventory.............        5,710,000       (3,560,000)     (4,252,000)
     Increase (decrease) in accounts payable......        3,527,000       (6,847,000)      6,759,000
     Increase (decrease) in accrued liabilities...          414,000          780,000       1,143,000
     Increase (decrease) in income taxes
       payable....................................      (37,707,000)      24,515,000      (4,698,000)
  Other...........................................          231,000           60,000         211,000
                                                     --------------    -------------    ------------
       Net cash provided by operating
          activities..............................       79,368,000      166,034,000      77,874,000
                                                     --------------    -------------    ------------
Cash flows from investing activities:
  Capital expenditures, net.......................       (2,850,000)     (13,246,000)    (22,696,000)
  Capital contributions...........................               --       10,000,000              --
                                                     --------------    -------------    ------------
       Net cash (used in) investing activities....       (2,850,000)      (3,246,000)    (22,696,000)
Cash flows from financing activities:
  Net funds transferred to Ford...................      (76,230,000)    (151,342,000)    (59,929,000)
  Changes in short-term debt......................               --      (12,600,000)      6,350,000
                                                     --------------    -------------    ------------
       Net cash (used in) financing activities....      (76,230,000)    (163,942,000)    (53,579,000)
Effect of exchange rate changes on cash...........          381,000         (529,000)       (152,000)
                                                     --------------    -------------    ------------
Net increase (decrease) in cash and cash
  equivalents.....................................          669,000       (1,683,000)      1,447,000
Cash and cash equivalents, beginning of period....        2,074,000        3,757,000       2,310,000
                                                     --------------    -------------    ------------
Cash and cash equivalents, end of period..........    $   2,743,000    $   2,074,000    $  3,757,000
                                                     --------------    -------------    ------------
                                                     --------------    -------------    ------------

    The accompanying notes are an integral part of the financial statements.

                          THE NORTH AMERICAN BUSINESS
                 (AN OPERATING COMPONENT OF FORD MOTOR COMPANY)

                       NOTES TO THE FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION:

     The North American Business ("NAB") is an operating component of Ford Motor Company ("Ford") and is not a separate legal entity. NAB consists of a portion of the operations of Ford's Plastic and Trim Products Division, which constitutes an integrated U.S. and Mexican maquiladora operation that provides and supplies built-up seats and seat covers for Ford's North American vehicle production. These financial statements include the results of identifiable operating activities, transactions and assets and liabilities associated with the business of NAB in the United States and Mexico.

     The entity as described above is referred to as "NAB" or "the Company" in the notes to the financial statements.

     The financial statements have been prepared on a historical accounting basis and do not reflect adjustments which may arise related to the transaction described in Note 11.

     The financial statements reflect an allocation of certain expenses from Ford based upon the services provided by Ford. However, the financial position and results of operations of the Company, as presented herein, may not be the same as would have occurred had the Company been an entity independent of Ford.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

  Inventory Valuation

     Inventories are stated at the lower of cost or market. The cost of inventories is determined by the first-in, first-out ("FIFO") method.

  Foreign Currency Translation

     The majority of the assets and liabilities of NAB's Mexican operations are translated at current exchange rates with the exception of property, plant and equipment which is translated at historical exchange rates. Translation gains and losses are included in income.

  Depreciation

     Assets placed in service after January 1, 1993 are depreciated using the straight-line method of depreciation. Assets placed in service prior to January 1, 1993 are depreciated using an accelerated method that results in accumulated depreciation of approximately two-thirds of asset cost during the first half of the asset's estimated useful life. On average, buildings and land improvements are depreciable based on a 30-year life, and machinery, equipment and office furniture are depreciated based on a 14-year life.

     When plant and equipment are retired, the general policy is to charge the cost of such assets, reduced by net salvage proceeds, to accumulated depreciation. All maintenance, repairs and rearrangement costs are expensed as incurred. Expenditures that increase the value or productive capacity of assets are capitalized.

  Revenue Recognition

     Sales to outside customers are recognized when the product is shipped. Prior to May 1993, sales to Ford and its affiliates were recognized when the product was received by the customer. Subsequent to that date,

                          THE NORTH AMERICAN BUSINESS
                 (AN OPERATING COMPONENT OF FORD MOTOR COMPANY)

                NOTES TO THE FINANCIAL STATEMENTS -- (CONTINUED)

sales to Ford and its affiliates are recognized when the product is shipped, with the exception of sales to Ford's Canadian subsidiary, which are recognized when the product is received by the customer in Canada.

(3) INVENTORIES:

     The major classes of inventories were as follows:

                                                                   SEPT. 30,      DEC. 31,
                                                                     1993           1992
                                                                  -----------    -----------
    Raw materials and work in progress.........................   $24,918,000    $25,758,000
    Finished goods.............................................    10,133,000     15,848,000
    Nonproduction materials and supplies.......................     1,813,000        968,000
                                                                  -----------    -----------
         Total.................................................   $36,864,000    $42,574,000
                                                                  -----------    -----------
                                                                  -----------    -----------

(4) PROPERTY, PLANT AND EQUIPMENT, NET:

     Property, plant and equipment is stated at cost, net of accumulated depreciation, and consisted of the following:

                                                                 SEPT. 30,        DEC. 30,
                                                                    1993            1992
                                                                ------------    ------------
    Land.....................................................   $  7,119,000    $  7,119,000
    Buildings and land improvements..........................     49,616,000      49,712,000
    Machinery, equipment and other...........................     75,360,000      72,705,000
    Construction in progress.................................        620,000       1,805,000
                                                                ------------    ------------
         Total property, plant and equipment.................    132,715,000     131,341,000
    Accumulated depreciation.................................    (53,381,000)    (47,487,000)
                                                                ------------    ------------
         Property, plant and equipment, net..................   $ 79,334,000    $ 83,854,000
                                                                ------------    ------------
                                                                ------------    ------------

     NAB's Mexican maquiladora has beneficial ownership of the land and buildings through trust agreements with Banca Serfin, Institucion de Banca Multiple, Grupos Financiero Serfin, Division Fiduciara. Substantially all other assets are owned by the U.S. operations.

(5) EMPLOYEE RETIREMENT BENEFITS:

  Employee Retirement Plans

     Retirement benefits are provided to certain salaried employees of NAB under the Ford General Retirement Plan (the "Plan"). Ford allocated to the Company the costs associated with employees who participated in this Plan. The amount of expense allocated to NAB from Ford was $178,000 during the nine months ended September 30, 1993 and $177,000 and $165,000 during the years ended December 31, 1992 and 1991, respectively.

  Post-Employment Health Care and Life Insurance Benefits

     The same employees who receive the aforementioned retirement benefits are also eligible to receive health care and insurance benefits upon retirement through various Ford programs if they reach retirement age while still working for Ford.

                          THE NORTH AMERICAN BUSINESS
                 (AN OPERATING COMPONENT OF FORD MOTOR COMPANY)

                NOTES TO THE FINANCIAL STATEMENTS -- (CONTINUED)

     Prior to 1992, Ford recognized the expense for these post-retirement health care benefits based on actual expenditures for the year. Beginning in 1992, the estimated cost for post-retirement health care benefits was accrued on an actuarially determined basis, in accordance with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." Ford elected to recognize the prior year unaccrued accumulated post-retirement benefit obligation of this accounting change as a cumulative adjustment to income in the first quarter of 1992. Ford has allocated $2,258,000 of the cumulative adjustment, on a pre-tax basis, to NAB as of January 1, 1992. Ford has allocated $245,100 and $388,900 for current period expense to NAB for the periods ended September 30, 1993 and December 31, 1992, respectively. The effect of the post-retirement benefits on 1991 income was not material.

     The components of the September 30, 1993 and December 30, 1992 obligation consist of the following:

                                                                 SEPT. 30,      DEC. 31,
                                                                    1993          1992
                                                                 ----------    ----------
        Health................................................   $2,739,000    $2,795,000
        Life..................................................      678,000       549,000
        Other.................................................      145,000         3,000
                                                                 ----------    ----------
                                                                 $3,562,000    $3,347,000
                                                                 ----------    ----------
                                                                 ----------    ----------

(6) INCOME TAXES:

     NAB adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), as of January 1, 1991. The effect of this change in accounting principle was not material. Prior to the adoption of SFAS No. 109, NAB's method of accounting for income taxes was the deferred method under Accounting Principles Board Opinion No. 11.

     NAB's provision for income taxes was as follows:

                                                                                   YEAR ENDED
                                                      NINE MONTH PERIOD    --------------------------
                                                            ENDED           DEC. 31,       DEC. 31,
                                                       SEPT. 30, 1993         1992           1991
                                                      -----------------    -----------    -----------
Currently payable
  U.S..............................................      $41,779,000       $79,400,000    $54,723,000
  Mexican..........................................          487,000           573,000        735,000
                                                      -----------------    -----------    -----------
     Total currently payable.......................      $42,266,000       $79,973,000    $55,458,000
Deferred
  U.S..............................................          355,000        (2,762,000)      (980,000)
  Mexican..........................................          (30,000)         (369,000)      (294,000)
                                                      -----------------    -----------    -----------
     Total deferred................................          325,000        (3,131,000)    (1,274,000)
                                                      -----------------    -----------    -----------
     Total provision...............................      $42,591,000       $76,842,000    $54,184,000
                                                      -----------------    -----------    -----------
                                                      -----------------    -----------    -----------

                          THE NORTH AMERICAN BUSINESS
                 (AN OPERATING COMPONENT OF FORD MOTOR COMPANY)

                NOTES TO THE FINANCIAL STATEMENTS -- (CONTINUED)

     Deferred income taxes reflect the estimated future tax effect of a temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The components of deferred income tax assets and liabilities as of September 30, 1993 and December 31, 1992 are as follows:

                                                  SEPT. 30, 1993              DEC. 31, 1992
                                             ------------------------    ------------------------
                                              DEFERRED      DEFERRED      DEFERRED      DEFERRED
                                                TAX           TAX           TAX           TAX
                                               ASSET       LIABILITY       ASSET       LIABILITY
                                             ----------    ----------    ----------    ----------
    Depreciation..........................   $1,520,000            --    $  836,000            --
    Receivable allowance..................    1,575,000            --     2,642,000            --
    Employee benefit plans................    1,622,000            --     1,580,000            --
    Inventory valuation...................           --    $1,125,000            --    $1,141,000
                                             ----------    ----------    ----------    ----------
         Total deferred taxes.............   $4,717,000    $1,125,000    $5,058,000    $1,141,000
                                             ----------    ----------    ----------    ----------
                                             ----------    ----------    ----------    ----------

     The effective tax rate differs from the U.S. statutory rates for all years because of the effect of Mexican taxes.

     The Company's income before taxes and cumulative effect of a change in accounting principle for its U.S. and Mexican operations were as follows:

                                                   NINE MONTH              YEAR ENDED
                                                  PERIOD ENDED    ----------------------------
                                                   SEPT. 30,        DEC. 31,        DEC. 31,
                                                      1993            1992            1991
                                                  ------------    ------------    ------------
    United States..............................   $120,638,000    $225,403,000    $158,068,000
    Mexico.....................................     (3,036,000)     (4,286,000)     (5,817,000)
                                                  ------------    ------------    ------------
                                                  $117,602,000    $221,117,000    $152,251,000
                                                  ------------    ------------    ------------
                                                  ------------    ------------    ------------

(7) NOTE PAYABLE TO FORD MOTOR COMPANY S.A. DE C.V.:

     Interest rates on the note payable to Ford Motor Company S.A. de C.V. ("Ford of Mexico") ranged from 5.5 percent to 6.5 percent and 5.5 percent to 7.0 percent at September 30, 1993 and December 31, 1992, respectively.

     Interest paid on the Ford of Mexico note was $2,025,000 for the nine months ended September 30, 1993 and $3,207,000 and $4,227,000 during the years ended December 31, 1992 and 1991, respectively.

(8) EQUITY AND ADVANCES ACCOUNT:

     Equity and advances reflect the accumulation of transactions between NAB, other operating components of Ford and various Ford affiliates. These transactions include operating results, corporate assessments, advances and other intercompany transactions. Additionally, the equity and advances account reflects the common stock investment in the Mexican maquiladora held by Ford and its affiliates.

     Transactions of NAB in the U.S. are settled through Ford cash accounts. These cash accounts are not separately allocated to the NAB operations. Accordingly, these transactions also have been recorded through the equity and advances account.

                          THE NORTH AMERICAN BUSINESS
                 (AN OPERATING COMPONENT OF FORD MOTOR COMPANY)

                NOTES TO THE FINANCIAL STATEMENTS -- (CONTINUED)

(9) TRANSACTIONS WITH RELATED PARTIES:

     Sales and purchases of products and technical and administrative services are transacted between NAB and Ford and its affiliates. A summary of the amounts included in the NAB statements of income follows:

                                                                                 YEAR ENDED
                                                        NINE MONTH                DEC. 31,
                                                       PERIOD ENDED     ----------------------------
                                                      SEPT. 30, 1993        1992            1991
                                                      --------------    ------------    ------------
Sales..............................................    $ 401,357,000    $568,605,000    $487,111,000
Purchases
  Product..........................................       18,388,000      23,302,000      27,351,000
  Technical and administrative services............        8,900,000       9,100,000       7,100,000

     Sales to nonrelated parties consist primarily of seat trim and assemblies for further processing and subsequent resale to Ford and its affiliates.

     Effective January 1, 1993, NAB agreed to reduce the selling prices of its products to Ford. The effect of this agreement reduced revenues for the nine months ended September 30, 1993 by approximately $66 million.

     See previous notes for additional related party information.

(10) LITIGATION, CLAIMS AND CONTINGENCIES:

     Various legal actions and claims are pending or may be instituted or asserted in the future against the Company. Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance and it is reasonably possible that some of the foregoing matters could be decided unfavorably to NAB.

     NAB operates in Mexico under a maquilla program. Under the maquilla program, NAB can import into Mexico any fixed assets or materials necessary for production, without paying import taxes, as long as the assets are returned to the United States. If materials or fixed assets are not discharged properly or if the Company cannot prove that items are maintained in Mexico, the Mexican Custom Authority can levy an import tax (average tax rate - 35 percent) and a value-added tax (average rate - 10 percent).

     Although the amount of liability at September 30, 1993 with respect to these matters cannot be ascertained, the Company believes that any resulting liability should not materially affect the financial position of the Company at September 30, 1993.

(11) AGREEMENT WITH LEAR SEATING CORPORATION:

     Pursuant to an agreement with Lear Seating Corporation ("Lear"), Ford sold NAB to Lear on November 1, 1993. Certain assets and liabilities (identified in the purchase agreement) presented in the September 30, 1993 and December 31, 1992 balance sheets are excluded from the purchase and will be retained by Ford.

                            PRO FORMA FINANCIAL DATA

     The following unaudited pro forma consolidated statements of operations and consolidated balance sheet (collectively, the "Pro Forma Statements") of the Company were prepared to illustrate the estimated effects of (i) the NAB Acquisition and the related incurrence of debt to finance such acquisition, (ii) the incurrence of indebtedness under the Credit Agreement to retire the GECC Mortgage Loan and to refinance the term loans outstanding under the Company's Original Credit Agreement, (iii) the Offering and the application of the net proceeds therefrom, and (iv) the merger of Lear Holdings Corporation into Lear Seating Corporation (collectively, the "Pro Forma Transactions"), as if the Pro Forma Transactions had occurred for statement of operations purposes as of the beginning of each period presented and for balance sheet purposes as of October 2, 1993.

     The Pro Forma Statements do not purport to represent what the Company's financial position or results of operations would actually have been if such transactions in fact had occurred on such date or at the beginning of the periods indicated or to project the Company's financial position or results of operations for any future date or period.

     The pro forma adjustments are based upon available information and upon certain assumptions that management believes are reasonable. The Pro Forma Statements and accompanying notes should be read in conjunction with the historical financial statements of the Company and the NAB, including the notes thereto, and other financial information pertaining to the Company and the NAB, including "Capitalization" and related notes thereto included elsewhere in the Prospectus.

     The NAB Acquisition will be accounted for using the purchase method of accounting. The total purchase price of $195.5 million plus estimated acquisition costs of approximately $1.5 million will be allocated to the assets and liabilities of the NAB based upon their respective fair market values, with the remainder allocated to goodwill. Such allocations will be made based upon valuations and other studies which have not been finalized. Accordingly, the allocation of the purchase price included in the following Pro Forma Statements is preliminary. The final values may differ from those set forth in the historical financial statements of the NAB and from those set forth herein.

                       PRO FORMA STATEMENTS OF OPERATIONS
                       (UNAUDITED, DOLLARS IN THOUSANDS)


                                                                 YEAR ENDED JUNE 30, 1993
                          -------------------------------------------------------------------------------------------------------
                                                          EXCLUDED                                    CONSOLIDATION
                           COMPANY           NAB             NAB          OPERATIONS        NAB       AND FINANCING
                          HISTORICAL    HISTORICAL(1)    BUSINESS(2)    ADJUSTMENTS(3)    ADJUSTED     ADJUSTMENTS     PRO FORMA
                          ----------    -------------    -----------    --------------    --------    -------------    ----------
Sales..................   $1,756,510      $ 701,901       $ (56,000)      $  (98,798)     $547,103      $ (68,463)(4)  $2,235,150
Cost of sales..........    1,604,011        498,648         (31,360)          19,915       487,203        (68,463)(4)   2,022,751
                          ----------    -------------    -----------    --------------    --------    -------------    ----------
Gross profit...........      152,499        203,253         (24,640)        (118,713)       59,900             --         212,399
Selling, general and
  administrative
  expenses.............       61,898         11,048              --            7,661        18,709             --          80,607
Amortization...........        9,548             --              --            2,286         2,286             --          11,834
                          ----------    -------------    -----------    --------------    --------    -------------    ----------
Operating income.......       81,053        192,205         (24,640)        (128,660)       38,905             --         119,958
                          ----------    -------------    -----------    --------------    --------    -------------    ----------
Interest expense,
  net..................       47,832          2,964              --               --         2,964          1,482(5)       52,278
Other expense..........        5,260          1,851              --               --         1,851             --           7,111
                          ----------    -------------    -----------    --------------    --------    -------------    ----------
Income before provision
  for income taxes.....       27,961        187,390         (24,640)        (128,660)       34,090         (1,482)         60,569
Provision for income
  taxes................       17,847         66,359          (8,673)         (45,288)       12,398           (521)         29,724
                          ----------    -------------    -----------    --------------    --------    -------------    ----------
Net income (loss)......   $   10,114      $ 121,031       $ (15,967)      $  (83,372)     $ 21,692      $    (961)     $   30,845(6)
                          ----------    -------------    -----------    --------------    --------    -------------    ----------
                          ----------    -------------    -----------    --------------    --------    -------------    ----------
Depreciation...........   $   31,106      $  10,054       $      --       $   (1,275)     $  8,779             --      $   39,885
EBITDA(7)..............      121,707        202,259         (24,640)        (127,649)       49,970             --         171,677



                                                            THREE MONTHS ENDED OCTOBER 2, 1993
                          -------------------------------------------------------------------------------------------------------
                                                          EXCLUDED                                    CONSOLIDATION
                           COMPANY           NAB             NAB          OPERATIONS        NAB       AND FINANCING
                          HISTORICAL    HISTORICAL(1)    BUSINESS(2)    ADJUSTMENTS(3)    ADJUSTED     ADJUSTMENTS     PRO FORMA
                          ----------    -------------    -----------    --------------    --------    -------------    ----------
Sales..................   $  399,066      $ 156,060       $ (14,000)      $  (14,145)     $127,915      $ (23,349)(4)  $  503,632
Cost of sales..........      377,239        118,692          (7,840)           4,528       115,380        (23,349)(4)     469,270
                          ----------    -------------    -----------    --------------    --------    -------------    ----------
Gross profit...........       21,827         37,368          (6,160)         (18,673)       12,535             --          34,362
Selling, general and
  administrative
  expenses.............       12,695          3,142              --            1,293         4,435             --          17,130
Amortization...........        2,187             --              --              572           572             --           2,759
                          ----------    -------------    -----------    --------------    --------    -------------    ----------
Operating income.......        6,945         34,226          (6,160)         (20,538)        7,528             --          14,473
Interest expense,
  net..................       11,418            675              --               --           675            596(5)       12,689
Other expense..........        1,070            659              --               --           659             --           1,729
                          ----------    -------------    -----------    --------------    --------    -------------    ----------
Income before provision
  for income taxes and
  extraordinary
  items................       (5,543)        32,892          (6,160)         (20,538)        6,194           (596)             55
Provision for income
  taxes................        5,286         11,907          (2,230)          (7,435)        2,242           (216)          7,312
                          ----------    -------------    -----------    --------------    --------    -------------    ----------
Net income (loss)
  before extraordinary
  items................      (10,829)        20,985          (3,930)         (13,103)        3,952           (380)         (7,257)
Extraordinary loss on
  early extinguishment
  of debt..............          535             --              --               --            --           (535)(8)          --
                          ----------    -------------    -----------    --------------    --------    -------------    ----------
Net income (loss)......   $  (11,364)     $  20,985       $  (3,930)      $  (13,103)     $  3,952      $     155      $   (7,257)
                          ----------    -------------    -----------    --------------    --------    -------------    ----------
                          ----------    -------------    -----------    --------------    --------    -------------    ----------
Depreciation...........   $    8,111      $   2,457       $      --       $     (262)     $  2,195             --      $   10,306
EBITDA(7)..............       17,243         36,683          (6,160)         (20,228)       10,295             --          27,538


- -------------------------
(1) The NAB historical information represents amounts derived from the unaudited quarterly financial statements of the NAB, including an allocation of year-end adjustments.

(2) Reflects elimination of the approximate sales and cost of sales associated with a non-seating product line of the NAB that the NAB will continue to produce until its anticipated phase-out in the third quarter of calendar year 1994.


(3) Operations adjustments consist of pro forma adjustments to the historical revenues and expenses of the NAB to reflect (i) the Company's estimates of the impact of product pricing reductions negotiated as part of the NAB Acquisition, (ii) estimated actual expenses associated with ongoing engineering activities in support of Ford seating programs and the reallocation of the NAB engineering expenses among financial statement categories for consistency with the financial statements of the Company,
    (iii) incremental ongoing overhead and administrative expenses associated with the NAB Acquisition, including amounts to be paid to Ford for continuation of certain support functions, (iv) estimated adjustments to amortization and depreciation expense resulting from the revaluation of NAB assets and (v) the estimated income tax effects of these items. The adjustments include the following items:


                                                                                                THREE MONTHS
                                                                                  YEAR ENDED       ENDED
                                                                                   JUNE 30,      OCTOBER 2,
                                                                                     1993           1993
                                                                                  ----------    ------------
   Effects of product pricing agreements negotiated between the Company and
     Ford in the NAB Acquisition...............................................    $ 98,798       $ 14,145
   Incremental ongoing NAB engineering, overhead and administrative expenses...      28,851          6,083
   Amortization of goodwill resulting from the NAB Acquisition.................       2,286            572
   Decrease in NAB depreciation expense........................................      (1,275)          (262)
   Estimated income tax effects of operations adjustments......................     (45,288)        (7,435)
                                                                                  ----------    ------------
                                                                                   $ 83,372       $ 13,103
                                                                                  ----------    ------------
                                                                                  ----------    ------------


        The estimated effects of the product pricing adjustments were derived by management through the application of agreed upon average price reductions effective as of the date of the NAB Acquisition to the historical revenues of the NAB by product line. The adjustment is proportionately greater for the year ended June 30, 1993 than for the three months ended October 2, 1993 due to additional pro forma adjustments in the year ended June 30, 1993 to reflect price reductions from the NAB to Ford which were effective as of January 1, 1993.

(4) Reflects the elimination in consolidation of sales from the NAB to other Lear locations.

(5) Reflects interest expense changes as follows:


                                                                                                THREE MONTHS
                                                                                  YEAR ENDED       ENDED
                                                                                   JUNE 30,      OCTOBER 2,
                                                                                     1993           1993
                                                                                  ----------    ------------
   Estimated interest on borrowings under the Credit Agreement to finance the
     NAB Acquisition...........................................................    $  7,969       $  1,953
   Interest expense on the Notes, at the assumed rate of 9.0%..................      13,050          3,262
   Elimination of interest expense on the 14% Subordinated Debentures..........     (18,900)        (4,725)
   Interest expense on short-term notes payable used to finance the NAB
     Acquisition, at 8%........................................................       1,200            300
   Elimination of interest expense on Favesa note payable prepaid in connection
     with the NAB Acquisition..................................................      (1,476)          (369)
   Difference between interest expense on Favesa note payable at 6% prior to
     acquisition, 11.5% subsequent.............................................       1,095            274
   Net reduction in interest expense due to refinancing of the Original Credit
     Agreement and retirement of the GECC Mortgage Loan........................      (1,362)          (265)
   Interest on borrowings under the Credit Agreement to finance fees and
     expenses related to the Pro Forma Transactions............................         631            153
   Change in deferred financing fee amortization due to refinancing of the
     Original Credit Agreement, issuance of the Notes, retirement of the GECC
     Mortgage Loan and redemption of the 14% Subordinated Debentures...........        (725)            13
                                                                                  ----------    ------------
       Net increase in interest expense........................................    $  1,482       $    596
                                                                                  ----------    ------------
                                                                                  ----------    ------------


(6) Net income excludes extraordinary losses due to the redemption of the 14% Subordinated Debentures and the refinancing of the Original Credit Agreement as follows:


                                                                                                THREE MONTHS
                                                                                  YEAR ENDED       ENDED
                                                                                   JUNE 30,      OCTOBER 2,
                                                                                     1993           1993
                                                                                  ----------    ------------
   Write-off of unamortized deferred financing fees related to the Original
     Credit Agreement..........................................................    $  2,452       $    763
   Write-off of unamortized deferred financing fees related to the 14%
     Subordinated Debentures...................................................       4,207          3,664
   Write-off of unamortized deferred financing fees related to the GECC
     Mortgage Loan.............................................................       1,192            995
   Prepayment premium on redemption of 14% Subordinated Debentures.............       7,290          7,290
   Estimated income tax effects................................................      (5,148)        (4,322)
                                                                                  ----------    ------------
                                                                                   $  9,993       $  8,390
                                                                                  ----------    ------------
                                                                                  ----------    ------------


(7) "EBITDA" is operating income (loss) plus depreciation and amortization. The Company believes that EBITDA provides additional information for determining its ability to meet debt service requirements. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles, and EBITDA does not necessarily indicate whether cash flow will be sufficient for cash requirements.

(8) Reflects the elimination of the extraordinary loss on the refinancing of the Original Credit Agreement which was recorded in the first quarter of fiscal 1994. Such loss would have been incurred in a prior period had the NAB Acquisition taken place at the beginning of the periods presented.

                      PRO FORMA CONSOLIDATED BALANCE SHEET
                       (UNAUDITED, DOLLARS IN THOUSANDS)
                             AS OF OCTOBER 2, 1993

                                                                                        ACQUISITION
                                     COMPANY       NAB         EXCLUDED       NAB      AND VALUATION    FINANCING
                                    HISTORICAL  HISTORICAL   NAB ITEMS(1)   ADJUSTED     OF NAB(2)     ADJUSTMENTS      PRO FORMA
                                    ---------   ----------   ------------   --------   -------------   -----------      ---------
ASSETS
Current Assets:
  Cash............................. $  42,531    $   2,743     $     --     $  2,743     $(185,000)     $ 185,000(3)    $  45,274
  Accounts receivable, net.........   176,099       30,037      (30,037)          --            --             --         176,099
  Inventories......................    43,177       36,864           --       36,864            --             --          80,041
  Other current assets.............    15,937        2,686           --        2,686            --             --          18,623
                                    ---------   ----------   ------------   --------   -------------   -----------      ---------
                                      277,744       72,330      (30,037)      42,293      (185,000)       185,000         320,037
                                    ---------   ----------   ------------   --------   -------------   -----------      ---------
Property, Plant And Equipment:
  Land.............................    12,979        7,119           --        7,119         9,987             --          30,085
  Buildings and improvements.......    73,331       49,616           --       49,616       (10,803)            --         112,144
  Machinery and equipment..........   186,086       75,980           --       75,980       (41,790)            --         220,276
                                    ---------   ----------   ------------   --------   -------------   -----------      ---------
                                      272,396      132,715           --      132,715       (42,606)            --         362,505
  Less: Accumulated depreciation...  (109,582)     (53,381)          --      (53,381)       53,381             --        (109,582)
                                    ---------   ----------   ------------   --------   -------------   -----------      ---------
                                      162,814       79,334           --       79,334        10,775             --         252,923
                                    ---------   ----------   ------------   --------   -------------   -----------      ---------
Other Assets:
  Goodwill, net....................   306,978           --           --           --        91,450             --         398,428
  Deferred finance fees and
    other..........................    19,013        1,597           --        1,597            --          4,896(4)       25,506
                                    ---------   ----------   ------------   --------   -------------   -----------      ---------
                                      325,991        1,597           --        1,597        91,450          4,896         423,934
                                    ---------   ----------   ------------   --------   -------------   -----------      ---------
                                    $ 766,549    $ 153,261     $(30,037)    $123,224     $ (82,775)     $ 189,896       $ 996,894
                                    ---------   ----------   ------------   --------   -------------   -----------      ---------
                                    ---------   ----------   ------------   --------   -------------   -----------      ---------
LIABILITIES AND
  STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term borrowings............ $   3,202    $  44,529     $(24,614)    $ 19,915     $  10,500      $  15,000       $  48,617
  Cash overdrafts..................    26,153           --           --           --            --             --          26,153
  Accounts payable.................   193,593       32,401      (32,401)          --            --             --         193,593
  Accrued liabilities..............    93,414       47,238      (42,266)       4,972         1,500        (10,405)(5)      89,481
  Current portion of long-term
    debt...........................     1,202           --           --           --            --             --           1,202
                                    ---------   ----------   ------------   --------   -------------   -----------      ---------
                                      317,564      124,168      (99,281)      24,887        12,000          4,595         359,046
                                    ---------   ----------   ------------   --------   -------------   -----------      ---------
Long-Term Liabilities:
  Long-term debt...................   340,209           --           --           --            --        193,065(6)      533,274
  Deferred national income taxes...    11,962           --           --           --            --             --          11,962
  Other............................    31,260        3,562           --        3,562            --             --          34,822
                                    ---------   ----------   ------------   --------   -------------   -----------      ---------
                                      383,431        3,562           --        3,562            --        193,065         580,058
                                    ---------   ----------   ------------   --------   -------------   -----------      ---------
Common stock subject to limited
  redemption, net..................     3,885           --           --           --            --             --           3,885
                                    ---------   ----------   ------------   --------   -------------   -----------      ---------
Stockholders' Equity:
  Common stock.....................        12           --           --           --            --             --              12
  Additional paid-in capital.......   150,993           --           --           --            --             --         150,993
  Warrants.........................    10,000           --           --           --            --             --          10,000
  Common stock held in treasury....   (10,000)          --           --           --            --             --         (10,000)
  Retained deficit.................   (85,896)          --           --           --            --         (7,764)(7)     (93,660)
  Minimum pension liability
    adjustment.....................    (3,240)          --           --           --            --             --          (3,240)
  Cumulative translation
    adjustment.....................      (200)          --           --           --            --             --            (200)
  Equity and advances account --
    NAB............................        --       25,531       69,244       94,775       (94,775)            --              --
                                    ---------   ----------   ------------   --------   -------------   -----------      ---------
                                       61,669       25,531       69,244       94,775       (94,775)        (7,764)         53,905
                                    ---------   ----------   ------------   --------   -------------   -----------      ---------
                                    $ 766,549    $ 153,261     $(30,037)    $123,224     $ (82,775)     $ 189,896       $ 996,894
                                    ---------   ----------   ------------   --------   -------------   -----------      ---------
                                    ---------   ----------   ------------   --------   -------------   -----------      ---------

- -------------------------
(1) The assets acquired and liabilities assumed by the Company in the NAB Acquisition excluded accounts receivable, accounts payable, certain short-term borrowings, and certain accrued liabilities (primarily accrued income taxes).

(2) The purchase price of $195,500 included $185,000 in cash and $10,500 in promissory notes. The acquisition cost also included fees and expenses estimated at $1,500. The NAB Acquisition will be accounted for using the purchase method of accounting and the total purchase cost will be allocated first to assets and liabilities based upon their respective fair values, with the remainder allocated to goodwill. Historical NAB equity balances are eliminated for purposes of the pro forma consolidated balance sheet. The allocation of the purchase price reflected above is based on estimates and may differ from the final allocation.

(3) Reflects proceeds of borrowings under the Credit Agreement of $170,000, and borrowings under short-term notes payable of $15,000.

(4) Reflects fees of $9,370 related to the refinancing of the Original Credit Agreement and the Offering, net of the write-off of unamortized fees of $4,474 related to the redemption of the 14% Subordinated Debentures and the retirement of the GECC Mortgage Loan.

(5) Reflects payment of accrued and unpaid interest of $6,405 on the 14% Subordinated Debentures, together with the tax benefit of the loss of $4,000 on the redemption of the 14% Subordinated Debentures and the retirement of the GECC Mortgage Loan.

(6) Reflects the effects of the Pro Forma Transactions as follows:

        Borrowings under the Credit Agreement to finance a portion of the
          NAB Acquisition.................................................   $ 170,000
        Issuance of the Notes.............................................     145,000
        Redemption of the 14% Subordinated Debentures.....................    (135,000)
        Borrowings under the Credit Agreement to pay a portion of the accrued and unpaid interest on the 14% Subordinated Debentures and the fees and expenses related to the Pro Forma
          Transactions....................................................      13,065
                                                                             ---------
             Net increase in long-term debt...............................   $ 193,065
                                                                             ---------
                                                                             ---------

(7) Reflects loss on the redemption of the 14% Subordinated Debentures and the retirement of the GECC Mortgage Loan, which includes the prepayment premium on the redemption of the 14% Subordinated Debentures of $7,290, and the write-off of deferred financing fees of $4,474, net of the related tax benefit of $4,000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LEAR SEATING CORPORATION

Dated: January 12, 1994             By: /s/ JAMES H. VANDENBERGHE
                                        James H. Vandenberghe
                                        Executive Vice President
                                        and Secretary