Form 10-K
period 1993-12-31
LEAR SEATING CORP
filed 1994-03-31
CIK 842162

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
(MARK ONE)

     / / Annual report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the fiscal year ended             or

     /X/ Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from July 1, 1993 to December 31, 1993.

COMMISSION FILE NUMBER: 33-52565

                            LEAR SEATING CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                                  13-3479398
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

 21557 TELEGRAPH ROAD, SOUTHFIELD, MI                   48034
(Address of principal executive offices)              (zip code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 810-746-1500

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes  /X/     No  / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

As of February 15, 1994, the aggregate market value of all shares of common stock held by non-affiliates of the registrant was $0.

As of February 15, 1994, the number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 1,176,448 shares.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                             CROSS REFERENCE SHEET
                                      AND
                               TABLE OF CONTENTS

                                                                                    PAGE NUMBER
                                                                                        OR
                                                                                     REFERENCE
                                                                                    -----------
                                            PART I
ITEM  1.    Business.............................................................         1
ITEM  2.    Properties...........................................................        14
ITEM  3.    Legal proceedings....................................................        16
ITEM  4.    Submission of matters to a vote of security holders..................        16
                                            PART II
ITEM  5.    Market for registrant's common equity and related stockholder
            matters..............................................................        17
ITEM  6.    Selected financial data..............................................        18
ITEM  7.    Management's discussion and analysis of financial condition and
            results of operations................................................        19
ITEM  8.    Financial statements and supplementary data..........................        27
ITEM  9.    Changes in and disagreements with accountants on accounting and
            financial disclosure.................................................        61
                                           PART III
ITEM 10.    Directors and executive officers of the registrant...................        61
ITEM 11.    Executive compensation...............................................        64
ITEM 12.    Security ownership of certain beneficial owners and management.......        73
ITEM 13.    Certain relationships and related transactions.......................        74
                                            PART IV
ITEM 14.    Exhibits, financial statement schedules, and reports on Form 8-K.....        77

                               EXPLANATORY NOTES

     On March 8, 1994, the Company filed a Registration Statement on Form S-1 (the "Registration Statement") with the Securities and Exchange Commission relating to the public offering of 9,375,000 shares of the Company's Common Stock, $.01 par value per share ("Common Stock"), in the United States and internationally (the "Offerings"). Prior to the commencement of the Offerings, it is contemplated that a 33-for-1 split of the Company's outstanding Common Stock will be effected (the "Stock Split"), and the Registration Statement, which as of the filing date of this Form 10-K has not yet been declared effective, assumes the consummation of the Stock Split. However, the information contained in this Form 10-K has not been adjusted to reflect the Stock Split.

     As used in this Form 10-K, unless the context otherwise requires, the "Company" or "Lear" refers to Lear Seating Corporation and its consolidated subsidiaries after giving effect to the Merger (as defined herein).

                                     PART I

                               ITEM 1 -- BUSINESS

GENERAL

     The Company is the largest independent supplier of automobile and light truck seat systems in North America and is one of the largest independent suppliers of such systems and components worldwide. The Company's principal products include finished automobile and light truck seat systems, automobile and light truck seat frames, seat covers and other seat components. The Company's seat systems, which are designed, manufactured and assembled at the Company's manufacturing facilities, are shipped to customer assembly plants on a just-in-time ("JIT") basis for installation in vehicles near the end of the assembly process. This JIT process enables the Company to optimize inventory turnover and deliver products to its customers on as little as 90 minutes notice. In the twelve months ended December 31, 1993, approximately 70% of Lear's net sales were generated from sales in the United States and Canada, with the balance of sales being primarily in Europe and Mexico. The Company's present customers include 16 original equipment manufacturers ("OEMs"), the most significant of which are Ford, General Motors, Chrysler, Volvo, Volkswagen, Saab and Mazda.

     The Company's net sales have grown rapidly from approximately $159.8 million in the fiscal year ended June 30, 1983 to approximately $1.8 billion in the fiscal year ended June 30, 1993, a ten-year average compound annual growth rate of approximately 27.1%. The Company has expanded its operations to facilitate such growth primarily through capital expenditures necessary to construct or acquire new facilities and to enhance existing facilities. This growth in sales is attributable primarily to the trend in the automotive industry to "outsource" more of its requirements for automotive components, particularly high cost components such as seat systems. Outsourcing has been increased in response to competitive pressures on OEMs to improve quality and reduce capital needs and the costs of labor, overhead and inventory. The outsourced market for automobile and light truck seat systems in North America is approximately 65% of the total North American seat systems market (approximately 83% taking into account future seating programs that have been awarded).

     In addition to outsourcing the production of seat systems, OEMs increasingly are transferring the primary responsibility for design, engineering and quality control of these products to suppliers, such as Lear, with proven design, engineering and JIT program management and manufacturing capabilities. Suppliers that design, engineer, manufacture and conduct quality control testing are generally referred to as "Tier I" suppliers. The Company believes that early involvement in the design and engineering of new seating products as a Tier I supplier affords the Company a competitive advantage in securing new business and provides its customers with significant cost reduction opportunities through the coordination of the design, development and manufacturing processes.

     The Company has enhanced its design and engineering capabilities by building two technical centers and making other investments to upgrade its capabilities. The Company is continuing this process of investing to substantially improve all aspects of its safety and functional testing and comfort assessment capabilities. An example of the Company's design and engineering capabilities is the development of the Company's patented SureBond process, which bonds seat covers to foam pads, minimizing the need for sewing. "See Business -- Manufacturing." The Company believes its enhanced design and engineering capabilities have contributed to the increase in the Company's North American Content per Vehicle (as defined herein) from $12 to $98 between the fiscal years ended June 30, 1983 and 1993.

     As a result of the Company's demonstrated capabilities as a full-service Tier I supplier, it has captured more than one-third of the outsourced market for automobile and light truck seat systems and seat components in North America and has become a leading supplier to this market in Europe. The Company's reputation with OEMs for timely delivery, customer service and quality products at competitive prices has resulted in many of the Company's facilities winning recognition awards from its customers.

     The Company's continued expansion as a Tier I supplier has resulted in new business which recently has begun or will begin production over the next eighteen months. Such business includes new passenger car and light truck programs for the Dodge Ram Pick-up Truck, the Ford Mustang, the Ford Windstar Minivan, the BMW 3 Series and all Jaguar models, as well as the GM Opel Omega, the Chevrolet Cavalier and the Oldsmobile Aurora. In addition, in December 1993, the Company was awarded the seat system assembly responsibility for the Ford Taurus/Mercury Sable vehicle lines for seat systems scheduled to begin production in 1995. Ford Taurus has been the best selling car line in the United States for the past two years. As a result of this new business, the Company expects to construct several new seat facilities, which typically involve an upfront cost of between $6.0 million and $9.0 million per facility for owned facilities and between $1.0 million and $6.0 million per facility for leased facilities.

     On November 1, 1993, the Company significantly expanded its operations in North America by purchasing certain portions of Ford's North American seat cover and seat systems business (the "NAB") for $173.4 million in cash (after giving effect to an adjustment in the purchase price for changes in NAB working capital) and approximately $10.5 million in notes payable to Ford or its affiliates (the "NAB Acquisition"). The NAB consists of an integrated United States and Mexican operation which produces seat covers for approximately 80% of Ford's North American vehicle production and manufactures seat systems for Ford's Crown Victoria and Grand Marquis vehicles. For the twelve months ended December 31, 1993, and after giving effect to the pro forma adjustments related to the NAB Acquisition, gross sales, EBITDA (as defined herein) and operating income of the NAB were approximately $572.7 million, $49.0 million and $37.9 million, respectively.

     In connection with the NAB Acquisition, the Company entered into a five-year supply agreement with Ford covering models for which the NAB produces seat covers and seat systems, establishing the Company as Ford's leading seat systems supplier. In addition, the Company believes that, as a result of the NAB Acquisition, its relationship with Ford will be enhanced, enabling Lear to be more involved in the planning and design of seat systems and related products for future vehicle models.

     Lear believes that the same competitive pressures that contributed to the rapid expansion of its business in North America will require auto makers in Europe to outsource more of their seating requirements. The outsourced market for automobile and light truck seat systems in Europe is approximately 41% of the total European seat systems market. Over the past four years, the Company has aggressively pursued expansion in Europe both with its existing and new customers. As a result of its efforts, the Company has been awarded significant business in Sweden, Germany, Austria and England from General Motors-Adam Opel, Saab, Volvo, Chrysler, Volkswagen and Jaguar. Consequently, the Company's net sales in Europe have grown from approximately $145.5 million in the fiscal year ended June 30, 1991 to approximately $432.5 million in the fiscal year ended June 30, 1993.

     The Company also has positioned itself as the leading supplier of seat systems and seat components in Mexico through its ownership of Central de Industrias S.A. de C.V. ("CISA"), the largest independent automotive seat systems manufacturer in Mexico serving Mexican domestic producers. As a result of its presence in Mexico, the Company believes that it will benefit from the growing activity of United States-based and German-based OEMs in Mexico. The Company also believes that it will benefit from the additional business opportunities resulting from the passage of the North American Free Trade Agreement ("NAFTA").

     On December 31, 1993, Lear Holdings Corporation ("Holdings"), the parent of the Company, merged with and into the Company (the "Merger"), and the separate corporate existence of Holdings ceased on that date. Unless the context otherwise indicates, all information contained herein is presented as if the Merger had occurred as of the date or as of the beginning of the period indicated.

     In February 1994, the Company also changed its fiscal year end from June 30 to December 31, effective December 31, 1993.

     The Company is the successor to a seat frame manufacturing business founded in 1917 that served as a supplier to General Motors and Ford from its inception. Holdings was organized in August 1988 to effect the leveraged acquisition (the "1988 Acquisition") of all of the outstanding common stock of Lear Seating Corporation (formerly known as Lear Siegler Seating Corp.) and certain other subsidiaries of Lear Siegler Holdings Corp. comprising its seating group (the companies acquired being collectively referred to herein as the "Seating Group").

     The Company's principal executive offices are located at 21557 Telegraph Road, Southfield, Michigan 48034. Its telephone number at that location is (810) 746-1500. The Company was incorporated in Delaware on January 13, 1987.

BUSINESS STRATEGY

     To take advantage of additional business opportunities, the Company has positioned itself as a global Tier I supplier of entire seat systems to OEMs. Tier I status typically means that the supplier is awarded the seat program for a particular vehicle in the early stages of the vehicle's design. The Tier I supplier becomes responsible for total seat program management, including design, development, component sourcing, quality assurance procedures, manufacture and delivery to the OEM's assembly plant. The OEM benefits from lower costs, improved quality, timely delivery and the administrative convenience of being able to treat seating as a single component instead of as numerous individual components. The Company believes that its early involvement in the design and engineering of new seat products as a Tier I supplier affords the Company a competitive advantage in securing new business. The Company has become a significant Tier I supplier by implementing a strategy based upon the following elements:

     - Strong Relationships with the OEMs. The Company's management has developed strong relationships with its OEM customers which allow Lear to identify business opportunities and react to customer needs in the early stages of vehicle design. The Company works closely with OEMs in designing and engineering seat systems and maintains an excellent reputation with the OEMs for timely delivery and customer service and for providing world class quality at a competitive price. Many of the Company's facilities have won awards from OEMs and others, including the General Motors Mark of Excellence Award, the General Motors Supplier of the Year Award, the General Motors Top Supplier Award in Mexico, the Ford Q-1 Award at 15 plants, the General Motors of Europe 1991 and 1992 Supplier of the Year Award, the Chrysler Quality Excellence Award, the Saab 100% Supplier Performance Award and the Mazda Most Valuable Supplier Award.

     - Product Technology and Product Design Capability. Lear has made substantial investments in product technology and product design capability to support its products, including the building of two technical centers (one in the United States in 1988 and one in Europe in 1991) and upgrading the Company's computer aided design/computer aided manufacturing ("CAD/CAM") systems. In addition, the Company is in the process of investing approximately $6.0 million to substantially broaden its engineering capabilities, including all aspects of safety and functional testing and comfort assessment. The Company's strong product focus and global business base provide it access to worldwide seat technology. The Company's participation with customers in the early phases of product design, including participation at its ten remote engineering sites located near customers, enables it to improve the quality of the product and to meet target costs. Furthermore, the Company has established formal programs which provide for an ongoing review of product design and production in order to establish the means of obtaining additional cost improvement. An example of the Company's product technology and product design capability is the development of its SureBond process, which was patented in 1987. Sales of seat systems using the SureBond process accounted for approximately 35% of the Company's net sales for the twelve months ended December 31, 1993. See "Business -- Manufacturing."

     - Lean Manufacturing Philosophy. Lear has adopted a "lean manufacturing" philosophy that seeks to eliminate waste and inefficiency in its own operations and in those of its customers. The Company believes that it provides superior quality seating products at lower costs than the OEMs. The Company, whose facilities are linked by computer directly to those of its suppliers and customers, receives components from its suppliers, and delivers seat systems and components to its customers on a JIT basis, which minimizes inventories and fixed costs and enables the Company to deliver products on as little as 90 minutes notice. In the twelve months ended December 31, 1993, the Company's overall annual inventory turnover rate was 36 times (excluding the effects of the NAB Acquisition) and up to 150 times in the case of certain of the Company's JIT plants. The Company also minimizes fixed costs by using the existing suppliers to the OEMs and the OEMs themselves for certain components instead of attempting to produce such components itself. In cases where one of the Company's manufacturing facilities is underutilized, the Company is able to redistribute products to increase facility utilization.

     Typically, the upfront cost of constructing a new seat systems facility is between $6.0 and $9.0 million per facility for owned facilities and between $1.0 million and $6.0 million per facility for leased facilities. The principal costs in starting a new seat systems facility arise from the acquisition of the land, construction of the building and installation of conveyor systems. Because most seat assembly work is manual and does not require complex equipment, capital costs are relatively low.

     Another example of the Company's "lean manufacturing" philosophy is the establishment of a "Champion Program" in the fiscal year ended June 30, 1993 whereby individual members of management are responsible for working with a specific vendor to aggressively reduce costs. The success of the program has allowed the Company to negotiate on-going cost reduction agreements with many of its customers. The Champion Program has been expanded since June 30, 1993 to European suppliers as well as to product and manufacturing design.

NAB ACQUISITION

     On November 1, 1993, Lear significantly strengthened its position in the North American automotive seating market by purchasing the NAB from Ford for $173.4 million in cash (after giving effect to an adjustment in the purchase price for changes in NAB working capital) and approximately $10.5 million in notes payable to Ford or its affiliates. The NAB Acquisition included the machinery, equipment, real property and other assets used in the operations of the NAB as well as the stock of Favesa S.A. de C.V. ("Favesa"), an operation located in Juarez, Mexico.

     The NAB consists of an integrated United States and Mexican operation which produces seat covers for approximately 80% of Ford's North American vehicle production and manufactures seat systems for Ford's Crown Victoria and Grand Marquis vehicles. The Company's United States and Canadian revenues as a percentage of total net sales would have been approximately 68% had the NAB Acquisition not occurred versus 75% had the NAB Acquisition occurred on the first day of calendar year 1993. The cost structure of the NAB is very similar to the Company's current business in that costs are largely variable and, therefore, responsive to demand. Prior to the NAB Acquisition, the Company outsourced a significant portion of its seat cover requirements. The expansion of the Company's seat cover business allows the Company better control over the costs and quality of one of the critical components of a seat system. Because of the Company's belief in its ability to produce seat covers and seat systems at attractive margins, the NAB Acquisition is expected to improve the Company's operating performance.

     For the twelve months ended December 31, 1993, after giving pro forma effect to the NAB Acquisition, gross sales, EBITDA and operating income of the NAB were approximately $572.7 million, $49.0 million and $37.9 million, respectively.

     In connection with the NAB Acquisition, the Company entered into a five-year supply agreement with Ford covering models for which the NAB currently produces seat covers and seat systems at agreed upon prices. The Company also assumed during the term of the supply agreement primary engineering responsibility for a substantial portion of Ford's car models. As a result, the NAB Acquisition establishes the Company as Ford's leading seat systems supplier and strengthens the Company's relationship with one of its two largest customers and the world's second largest automobile manufacturer. In addition, the Company believes that because of the NAB Acquisition it will be further integrated by Ford into the planning and design of seat systems and related products for future vehicle models. On a pro forma basis, after giving effect to the NAB Acquisition, the Company's net sales in the twelve months ended December 31, 1993 to Ford and General Motors were approximately equal. The NAB Acquisition also provides the Company with a prototype for enhancing its relationships with OEMs in a manner that allows OEMs to take better advantage of the

Company's engineering, design and manufacturing expertise than is currently afforded under conventional supply agreements.

     The sale of the NAB was conducted on an auction basis in which Ford determined that the Company was one of only two qualified final bidders based upon technical resources, capabilities and expertise in automotive and light truck seat systems. The selection of the Company as the successful bidder highlights the Company's position as a leading supplier of quality seat systems.

     The NAB incorporates both U.S. and Mexican operations. The manufacture of seat covers and seat systems takes place in Juarez, Mexico at the NAB's maquiladora subsidiary, Favesa. Favesa's maquiladora status allows the NAB to produce seat systems and seat covers in Mexico for sale in the United States without paying import or export duties as raw materials and finished goods cross the United States/Mexican border. To maintain its maquiladora status, Favesa must return its production to the United States, where it is sold by the NAB. This maquiladora arrangement is in direct contrast to the Company's other Mexican subsidiary, CISA, a non-maquiladora operation, whose sales are almost entirely to Mexican plants. The Company believes that the passage of NAFTA will present additional business opportunities as current maquiladora operations are allowed to produce product for use in Mexico.

PRODUCTS

     Lear's products have evolved from the Company's many years of experience in the seat frame market where it has been a major supplier to General Motors and Ford since its inception in 1917. The seat frame has structural and safety requirements which make it the basis for overall seat design and was the logical first step to the Company's emergence as a dominant supplier of entire seat systems.

     All of the Company's products are manufactured using JIT manufacturing techniques, and most of the Company's products, including all seat systems, are delivered to the OEMs on a JIT basis. The JIT concept, first broadly utilized by Japanese automobile manufacturers, is the cornerstone of the Company's manufacturing and supply strategy. This strategy involves many of the principles of the Japanese system, but was redeveloped for compatibility with the greater volume requirements and geographic distances of the North American market. The Company first developed JIT operations in the early 1980s at its seat frame manufacturing plants in Morristown, Tennessee and Kitchener, Ontario. These plants previously operated under traditional manufacturing practices, resulting in relatively low inventory turnover rates, significant scrap and rework, a high level of indirect labor costs and long production set-up times. As a result of JIT manufacturing techniques, the Company has been able to consolidate plants, increase capacity and significantly increase inventory turnover, quality and productivity.

     The JIT principles first developed at Lear's seat frame plants in 1983 were next applied to the Company's growing seat systems business. The Company's seating plants are typically no more than 30 minutes from its customers' assembly plants and manufacture seats for delivery to the customer's facility in as little as 90 minutes. Orders for the Company's seats are received on a weekly basis, pursuant to blanket purchase orders for annual requirements. These orders detail the customer's needs for the ensuing week. In addition, on each work day, constant computer and other communication is maintained between personnel at the Company's plants and personnel at the customer's plants to keep production current with the customer's demand.

     The following is the approximate composition by product category of the Company's net sales in the twelve months ended December 31, 1993, after giving pro forma effect to the NAB Acquisition: seat systems, 73%; seat covers, 14%; seat frames, 8%; and seat components, 5%.

     - Seat Systems. The seat systems business consists of the manufacture, assembly and supply of entire seating requirements for a vehicle or assembly plant. The Company produces seat systems for automobiles and light trucks that are fully finished and ready to be installed in a vehicle. Included within the Company's seat systems production are high performance seats for luxury versions of the OEMs' specialty cars, such as the Chevrolet Corvette, the Ford Taurus SHO, the Mercury Cougar XR7, the Ford Thunderbird Super Coupe, the Ford Mustang GT and the Dodge Viper. High performance seats are fully assembled seats, ergonomically designed by the Company to achieve maximum passenger comfort. They have a wide range of manual and power comfort features such as lumbar supports, cushion and back bolsters and leg and thigh supports that are typically used to provide product differentiation for specialty vehicles. As OEMs continue to view seat systems as a distinguishing marketing feature, the advanced features incorporated initially in high performance seats are more frequently becoming standard features in a wider variety of later production vehicles.

     The market for seat systems developed as a result of North American automobile manufacturers' need to restructure assembly plant methods in response to vigorous foreign competition in the early 1980's. The Company was positioned to take advantage of this growing market through its long standing relationships with customers. These relationships have been fostered through the Company's performance in seat frame manufacturing over the years and its demonstrated ability to supply and manage total seat systems. The Company believes that its position in the seat systems market will improve as seats with advanced features become an increasingly important criterion for distinguishing between competing vehicle models. Seat systems are shipped to customers in the order in which they are installed in vehicles.

     The Company's major seat systems customers include Ford, General Motors, Chrysler, Volvo, Volkswagen, Saab and Mazda. In addition, through its joint ventures with NHK Spring Co., Ltd., the Company supplies seat systems to SIA (a joint venture between Fuji Heavy Industries (Subaru) and Isuzu) and to CAMI (a joint venture between Suzuki and General Motors). The Company and its affiliates serve assembly plants for these customers through 22 different dedicated JIT facilities.

     The Company's seat systems sales for the twelve months ended December 31, 1993 broke down into the following vehicle categories: 47% light truck, 22% mid-size, 13% full size, 8% luxury, 6% compact and 4% sport vehicles. These vehicles included the Chevrolet/GMC Suburban, the Chevrolet/GMC Pick-up Truck, the Ford Explorer, the Oldsmobile Delta 88, the Buick LeSabre, the Chevrolet Lumina, the Buick Regal, the Mercury Cougar XR7, the Saab 9000 and the Chevrolet Corvette. As part of the NAB Acquisition, the Company has also assumed seat systems responsibility for the Ford Crown Victoria and the Mercury Grand Marquis and has assumed Tier I engineering responsibilities for the Ford Escort, the Lincoln Town Car, the Mercury Tracer and the Mercury Grand Marquis.

     As a result of its product technology and product design strengths, the Company can provide ergonomic designs which offer styling flexibility at low cost. In addition, the Company is able to incorporate many convenience features and safety improvements into its seat designs, such as storage armrests, rear seat fold down panels, integrated restraint systems and child restraint seats.

     Lear's position as a market leader in seat systems is largely attributable to seating programs on new vehicle models launched in the past five years. The Company believes that supplying seating for these new vehicle models will provide it with a long-term revenue stream throughout the lives of these models. The Company is currently working with customers in the development of a number of seat systems products to be introduced by automobile manufacturers in the late 1990's, which it expects will lead to an increase in outsourcing opportunities in the future. The Company has been awarded several new programs which have recently begun or are scheduled to begin production in the fiscal years ending December 31, 1994 through 1996. Such business includes new passenger car and light truck programs for the Dodge Ram Pick-up Truck, the Ford Mustang, the Ford Windstar Minivan, the BMW 3 Series, all Jaguar models, as well as the GM Opel Omega, the Chevrolet Cavalier and the Oldsmobile Aurora. In addition, in December 1993, the Company was awarded the seat system assembly responsibility for the Ford Taurus/Mercury Sable vehicle lines for seat systems scheduled to begin production in early 1995. Ford Taurus has been the best selling car line in the United States for the past two years. See "Business -- General" for additional information on new business scheduled to begin production in the next eighteen months.

     - Seat Covers. Lear produces seat covers at its Fairhaven, Michigan and Saltillo, Mexico facilities, which deliver seat covers primarily to other Company plants. In addition, pursuant to the NAB Acquisition, the Company acquired a portion of Ford's North American seat cover and seat systems business and is producing approximately 80% of the seat covers for Ford's North American vehicles. After the NAB Acquisition, the Company's major external customers for seat covers are Ford and other independent suppliers. The expansion of the Company's seat cover business allows the Company better control over the costs and quality of one of the critical components of a seat system. Typically, seat covers comprise approximately 30% of the aggregate cost of a seat system.

     - Seat Frames. Lear produces steel and aluminum seat frames for passenger cars and light and medium trucks. Seat frames are primarily manufactured using precision stamped, tubular steel and aluminum components joined together by highly automated, state-of-the-art welding and assembly techniques. The manufacture of seat frames must meet strict customer specified safety standards.

     The Company's seat frames are either delivered to its own plants where they become part of a completed seat that is sold to the OEM customer, to customer-operated assembly plants or to other independent seating suppliers where they are used in the manufacture of assembled seating systems.

     The Company's product development engineers continue to advance its technological position with such innovative material applications as aluminum and plastic frames and new seat designs which dramatically reduce seat weight while increasing usable automotive vehicle interior space or increasing safety.

     - Seat Components. The Company designs and manufactures plastic storage armrests for inclusion in seat systems at its plant in Mendon, Michigan. Vehicles in which these components are found are the Dodge Ram Pick-up Truck, the Ford F-Series Pick-up Truck, the Buick LeSabre and the Oldsmobile Delta 88. The Company also manufactures decorative, painted and assembled injection molded components at the Mendon facility that are used in automotive vehicle interiors.

MANUFACTURING

     Lear has developed a comprehensive manufacturing philosophy for seat systems that allows it to make optimal use of its manufacturing facilities in a high volume market. This concept, based on JIT manufacturing techniques, was developed in the early 1980's to meet the requirements of its customers seeking to reduce costs and improve quality. The Company has over ten years of experience in JIT management and manufacturing. See "Business -- Products."

     Seat and component assembly techniques fall into two major categories, traditional assembly methods (in which fabric is affixed to a frame using velcro, wire or other material) and more advanced bonding processes. There are two bonding techniques employed by the Company, the Company's patented SureBond process, a technique in which fabric is affixed to the underlying foam padding using adhesives, and the Company's licensed foam-in-place process, in which foam is injected into a fabric cover. The SureBond process has several major advantages when compared to traditional methods, including design flexibility, increased quality and lower cost. The SureBond process, unlike alternative bonding processes, results in a more comfortable seat in which air can circulate freely. The SureBond process, moreover, is reversible, so that seat covers that are improperly installed can be removed and repositioned properly with minimal materials cost. In addition, the SureBond process is not capital intensive when compared to competing technologies.

     The seat assembly process begins with pulling the requisite components from inventory. Inventory at each plant is kept at a minimum, with each component's requirement monitored on a daily basis. This allows the plant to devote the maximum space to production, but also requires precise forecasts of the day's output. Seats are assembled by three or four person teams, then tested and packaged for shipment. The Company operates its own specially designed trailer fleet that accommodates the off-loading of vehicle seats at the assembly plant.

     Lear obtains steel, aluminum and foam chemicals used in its seat systems from various producers under various supply arrangements. Leather, fabric and purchased components generally are purchased from various suppliers under contractual arrangements typically lasting no longer than one year. All such materials are readily available. Some of the purchased components are obtained through the Company's own customers.

CUSTOMERS

     Lear serves the worldwide automobile and light truck market, which produces over 30 million vehicles annually. The outsourced market for automobile and light truck seat systems in North America is approximately 65% of the total North American seat systems market, which total market is estimated to have annual revenues of approximately $6.0 billion. The outsourced market for seat systems in Europe is approximately 41% of the total European seat systems market, which total market is estimated to have annual revenues of approximately $3.6 billion. The Company believes that the same competitive pressures that contributed to the rapid expansion of its business in North America since 1983 will continue to encourage auto makers in the North American and the European markets to outsource more of their seating requirements. Over the past three years, the Company has aggressively pursued expansion in Europe, both with its existing and new customers. Approximately 65%, 70% and 75% of Lear's net revenues were from sales in the United States and Canada in the fiscal years ended June 30, 1993, 1992 and 1991, respectively, with the balance of sales in Europe and Mexico. On a pro forma basis, as if the NAB Acquisition had occurred at the beginning of the twelve months ended December 31, 1993, net revenues in the United States and Canada would have amounted to approximately 75% of the Company's total net revenues in the twelve months ended December 31, 1993.

     The Company's OEM customers currently include Ford, General Motors, Chrysler, Volvo, Volkswagen, Saab, Mazda, BMW, Jaguar, Audi, Subaru, Isuzu, Suzuki, Daimler-Benz, Renault and Peugeot. For additional information regarding customers and foreign and domestic operations and sales, see Note 15, "Geographic Segment Data," to the consolidated financial statements of the Company included in this report on Form 10-K.

     In the past six years, in the course of retooling and reconfiguring plants for new models and model changeovers, OEMs have eliminated seating production from certain of their facilities, thereby committing themselves to purchasing seat systems and components from outside suppliers. During this period, the Company became a supplier of these products for a significant number of new models, many on a JIT basis.

     The purchase of seat systems on a JIT basis has allowed the Company's customers to realize a competitive advantage as a result of (i) a reduction in labor costs since suppliers like the Company generally enjoy lower direct labor rates, (ii) the elimination of working capital and personnel costs associated with the production of seat systems by the OEM, (iii) a reduction in net overhead expenses and capital investment due to the availability of approximately 60,000 to 80,000 square feet of plant space for expansion of other manufacturing operations which was previously associated with seat production at the OEM facilities and (iv) a reduction in transaction costs because of the customer's ability to deal with a limited number of sophisticated system suppliers as opposed to numerous individual component suppliers. In addition, the Company offers improved quality and on-going cost reductions to its customers through design improvements and its Champion Program.

     The Company receives blanket purchase orders from its customers that normally cover annual requirements for seats to be supplied for a particular vehicle model. Such supply relationships typically extend over the life of the model, which is generally four to seven years, and do not require the purchase by the customer of any minimum number of seats. In order to reduce its reliance on any one model, the Company produces complete seat systems and components for a broad cross-section of both new and more established models. Vehicles with seat systems sold by the Company and its affiliates in the indicated locations include:

                           UNITED STATES AND CANADA:

  OEM/MODELS                                             OEM/MODELS
FORD:                                                   GENERAL MOTORS:
  Ford Crown Victoria                                    Buick LeSabre
  Ford Explorer Sports Bucket,                           Buick Park Avenue
     Eddie Bauer & Limited Edition                       Buick Regal
  Ford F-Series Pick-up Truck                            Chevrolet Corvette
  Ford Lightning Pick-up Truck                           Chevrolet Lumina
  Ford Mustang GT & LX                                   Chevrolet Blazer/GMC Yukon
  Ford Probe                                             Chevrolet C/K Pick-up Truck
  Ford Ranger Supercab/STX                               Chevrolet Kodiak
  Ford Taurus SHO                                        Chevrolet Sport Van
  Ford Thunderbird SC                                    Chevrolet/GMC G-Van
  Ford Windstar Minivan                                  Chevrolet/GMC Pick-up Truck
  Mercury Cougar XR7                                     Chevrolet/GMC Suburban
  Mercury Grand Marquis                                  GMC Rally/Vandura Van
CHRYSLER:                                                GMC Sierra Crew Cab
  Dodge Dakota Pick-up Truck                             GMC Sierra Pick-up Truck
  Dodge Ram Charger                                      GMC Top Kick
  Dodge Ram Pick-up Truck                                Oldsmobile Delta 88
  Dodge Viper                                           FUJI/ISUZU:
CAMI -- GENERAL MOTORS/SUZUKI:                           Isuzu Trucks
  Geo Metro                                              Subaru Legacy
  Geo Tracker                                           HYUNDAI:
  Suzuki Sidekick                                        Sonata
  Suzuki Swift
                                            EUROPE:
  OEM/MODELS                                             OEM/MODELS
GENERAL MOTORS:                                         SAAB:
  Opel Astra                                             Saab 900
  Opel Calibra                                           Saab 9000
  Opel Corsa                                            VOLVO:
  Opel Omega                                             800 Series
  Opel Senator                                           900 Series
  Opel Vectra                                           JAGUAR:
CHRYSLER:                                                XJS
  Eurostar Minivan                                       XJ6
                                            MEXICO:
  OEM/MODELS                                             OEM/MODELS
FORD:                                                   GENERAL MOTORS:
  Ford Escort                                            Chevrolet S-10 Blazer
  Ford F-Series                                          Chevrolet Cavalier
  Ford Thunderbird                                      VOLKSWAGEN:
  Mercury Cougar                                         Beetle
  Mercury Grand Marquis                                  Golf
  Mercury Tracer                                         Jetta
CHRYSLER:                                                Vanagon Minivan
  Club Cab Pick-up Truck
  Dodge Ram Pick-up Truck

     Because of the economic benefits inherent in the JIT manufacturing process and the costs associated with reversing a decision to purchase seat systems from an outside supplier, the Company believes that automobile manufacturers' level of commitment to purchasing seating from outside suppliers, particularly on a JIT basis, will increase. However, under the contracts currently in effect in the United States between each of General Motors, Ford and Chrysler with the United Automobile, Aerospace and Agricultural Implement Workers of America (the "UAW"), in order for any of such manufacturers to obtain components that it currently produces itself from external sources, it must first notify the UAW of such intention. If the UAW objects to the proposed outsourcing, some agreement will have to be reached between the UAW and the OEM. Factors that will normally be taken into account by the UAW and the OEM include whether the proposed new supplier is technologically more advanced than the OEM, cost and whether the OEM will be able to reassign union members whose jobs are being displaced to other jobs within the same factories. As part of its long-term agreement with General Motors, the Company operates its Grand Rapids, Michigan facility with General Motors employees and reimburses General Motors for the wages of such employees on the basis of the Company's employee wage structure. The Company is negotiating with General Motors to expand this program to other facilities. The Company enters into these arrangements to enhance its relationship with its customers.

     The Company's contracts with its major customers generally provide for an annual productivity price reduction and, in some cases, provide for the recovery of increases in material and labor costs. Cost reduction through design changes, increased productivity and similar programs with the Company's suppliers have generally offset changes in selling prices. The Company's cost structure is comprised of a high percentage of variable costs. The Company believes that this structure provides it with additional flexibility during economic cycles.

     General Motors and Ford, the two largest automobile and light truck manufacturers in the world, are also the Company's two largest customers, accounting for 45% and 28%, respectively, of the Company's net sales during the twelve months ended December 31, 1993. After giving pro forma effect to the NAB Acquisition, the Company's net sales to General Motors and Ford for the twelve months ended December 31, 1993 were approximately equal.

MARKETING AND SALES

     Lear markets its products by maintaining strong relationships with its customers fostered during its 76-year history through strong technical and product development capabilities, reliable delivery of high quality products, strong customer service, innovative new products and a competitive cost structure. Close personal communication with automobile manufacturers from the corporate to the plant level is an integral part of the Company's marketing strategy. Automobile manufacturers have increasingly reduced their number of suppliers as part of their move to purchase systems rather than discrete components. This process favors suppliers, like the Company, with established ties to automobile manufacturers and the demonstrated ability to adapt to the new competitive environment in the automotive industry.

     The Company's sales are originated almost entirely by its sales staff. This marketing effort is augmented by design and manufacturing engineers who work closely with automobile manufacturers from the preliminary design to the manufacture and supply of a seating system. Manufacturers have increasingly looked to suppliers like the Company to assume responsibility for the introduction of product innovation, shorten the development cycle of new models, decrease tooling investment and labor costs, reduce the number of costly design changes in the early phases of production and improve seat comfort and functionality. Once the Company is engaged to develop the design for the seating of a specific vehicle model, it is also generally engaged to supply the vehicle with seating when it goes into production. The Company has responded to this trend by improving its engineering and technical capabilities and building technical centers in the United States in 1988 and in Europe in 1991 at a cost of approximately $8.0 million in the aggregate. The Company is also currently in the process of investing approximately $6.0 million in developing full-scope engineering capabilities, including all aspects of safety and functional testing and comfort assessment. In addition, the Company has established ten remote engineering sites in close proximity to several of its OEM customers to enhance customer relationships and design activity. As part of the NAB Acquisition, the Company is assuming, during the five-year term of the supply agreement entered into in connection with the NAB Acquisition, responsibility for a substantial portion of Ford's seat systems design capability and, accordingly, is building a 75,000 square foot dedicated engineering facility in Dearborn, Michigan to service Ford products.

TECHNOLOGY

     Lear conducts advanced product design and development at its technical centers in Southfield, Michigan and Rietberg, Germany. At the technical centers, the Company tests its products to determine compliance with applicable safety standards, the products' quality and durability, response to environmental conditions and user wear and tear. In the past, the Company has developed a number of designs for innovative seat features which it has patented, including ergonomic features such as adjustable lumbar supports and bolster systems and adjustable thigh supports. In addition, the Company incorporates many convenience, comfort and safety features into its seat designs, including storage armrests, rear seat fold down panels, integrated restraint systems and child restraint seats. The Company has recently invested to further upgrade its CAD/CAM systems including three-dimensional color graphics, customer telecommunications and direct interface with customer CAD systems. Research and development costs incurred in connection with the development of new products and manufacturing methods (not including additional research and development costs paid for by the customer) amounted to approximately $16.2 million, $18.2 million, $11.4 million, $7.9 million for the twelve months ended December 31, 1993 and the fiscal years ended June 30, 1993, 1992 and 1991, respectively.

     Lear uses its patented SureBond process (the patent for which has approximately 10 years remaining) in bonding seat cover materials to the foam pads used in certain of its seats. The SureBond process is used to bond a pre-shaped cover to the underlying foam to minimize the need for sewing and achieve new seating shapes, such as concave shapes, which were previously difficult to manufacture.

     The Company, through its wholly-owned subsidiary, Progress Pattern Corp. ("Progress Pattern"), produces patterns and tooling for use in the automotive casting industry. Its capabilities include foundry and vacuum form tooling, porous mold design and lost foam tooling production. The pattern operation is also integral to the Company's seating design programs, including independent product design and development, contract design, engineering services, manufacturing feasibility and engineering cost studies. Progress Pattern also manufactures production tooling for the Company's plastic and foam molding operations. In addition to providing support for the Company's continuing seat design, Progress Pattern provides services to its own customers, including Ford and General Motors. It produced the casting tooling for the General Motors Saturn engine.

     The Company holds a number of mechanical and design patents covering its automotive seating products and has numerous applications for patents currently pending. In addition, the Company holds several trademarks relating to various manufacturing processes. The Company also licenses its technology to a number of seating manufacturers.

     The Company has and will continue to dedicate resources to research and development to maintain its position as a leading developer of technology in the automotive seating industry.

JOINT VENTURES AND MINORITY INTERESTS

     Lear conducts a portion of its business through joint ventures in order to facilitate the exchange of technical information and the establishment of business relationships with foreign automakers. The joint ventures in which the Company participates include: (i) General Seating of America, a joint venture with NHK Spring Co., Ltd. of Japan in which the Company has a 35% interest, which supplies trimmed seating to SIA (a joint venture between Fuji Heavy Industries (Subaru) and Isuzu) and (ii) General Seating of Canada Limited, a joint venture with NHK Spring Co., Ltd. of Japan in which the Company has a 35% interest, which supplies trimmed seating from a plant in Woodstock, Ontario to CAMI (a joint venture between Suzuki and General Motors). In addition, the Company has a 31% interest in Probel, S.A., a Brazilian automotive seat component and furniture manufacturer, and a 20% interest in Pacific Trim Corp. Ltd., a Thai manufacturer of automotive vehicle seat systems and seat covers. See Note 7, "Investments in Affiliates," to the consolidated financial statements of the Company included in this report on Form 10-K.

COMPETITION

     Lear is one of the two primary suppliers in the outsourced North American seat systems market. The Company's main independent competitor is Johnson Controls, Inc., and it competes, to a lesser extent, with Douglas & Lomason Company and Magna International, Inc. The Company's major independent competitors in Europe, besides Johnson Controls, Inc., are Bertrand Faure (headquartered in France) and Keiper Recaro (headquartered in Germany). The Company also competes with the OEMs' in-house seating suppliers. The Company competes on the basis of technical expertise, reliability, quality and price. The Company believes its technical resources, product design capabilities and customer responsiveness are the key factors that allow it to compete successfully in the seat system market.

SEASONALITY

     Lear's principal operations are directly related to the automotive industry. Consequently the Company may experience seasonal fluctuation to the extent automotive vehicle production slows, including times such as the summer months when plants close for model year changeovers and vacation and around Christmas when plants close for approximately 1.5 weeks. Historically, the Company's sales have been the strongest in the second calendar quarter. However, in the twelve months ended December 31, 1993, net sales in the fourth calendar quarter exceeded the second calendar quarter due to the NAB Acquisition and new programs which the Company began during 1993. Net sales for the twelve months ended December 31, 1993 by calendar quarter broke down as follows: first quarter, 23.4%; second quarter, 25.0%; third quarter, 20.5%; and fourth quarter, 31.1%. Operating profit of the Company has historically been strongest in the second calendar quarter and the weakest in the third calendar quarter. See Note 16, "Quarterly Financial Data," in the consolidated financial statements included elsewhere in this report on Form 10-K.

EMPLOYEES

     After giving effect to the NAB Acquisition, the Company employs approximately 4,600 persons in the United States, 10,000 in Mexico, 1,500 in Canada, 1,400 in Germany, 800 in Sweden, 90 in Austria and 80 in France. Of these, about 2,700 are salaried employees and the balance are paid on an hourly basis. Approximately 9,600 of the Company's employees are members of unions. The Company has collective bargaining agreements with several unions including the UAW; National Automobile, Aerospace and Agricultural Implement Workers Union of Canada; the Textile Workers of Canada; the Confederation of Mexican Workers; the International Brotherhood of Teamsters, Chauffeurs, Warehousemen, and Helpers of America; and the International Association of Machinists and Aerospace Workers, AFL-CIO, and its Local Lodge PM 2811 of Detroit and vicinity. Each of the Company's facilities has a separate contract with the union which represents the workers employed there, with each such contract having an expiration date independent of the Company's other labor contracts. The Company has experienced some labor disputes at its plants, none of which has significantly disrupted production or had a materially adverse effect on its operations. The Company has been able to resolve all such labor disputes and believes its relations with its employees are good.

ENVIRONMENTAL

     The Company is subject to various laws, regulations and ordinances which govern activities such as discharges to the air and water, as well as handling and disposal practices for solid and hazardous wastes and which impose costs and damages associated with spills, disposal or other releases of hazardous substances. The Company believes that it is in substantial compliance with such requirements. Management does not believe that it will incur compliance costs pursuant to such requirements that would have a material adverse effect on the Company's consolidated financial position or future results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Environmental Matters."

RECENT DEVELOPMENTS

     On March 8, 1994, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission relating to the offering of 9,375,000 shares of the Company's Common Stock, $.01 par value per share ("Common Stock"), in the United States and internationally (the "Offerings"). Of the 9,375,000 shares being offered, 6,250,000 shares are being offered by the Company and 3,125,000 shares are being offered by a stockholder of the Company (the "Selling Stockholder"). The Company will not receive any of the proceeds from the sale of Common Stock by the Selling Stockholder. In connection with the Offerings, the Company's Certificate of Incorporation will be amended and restated (as so amended and restated, the "Restated Certificate of Incorporation") to, among other things, increase the authorized capital of the Company. Immediately prior to the commencement of the Offerings, it is contemplated that a 33-for-1 split of the Company's Common Stock will be effected.

                              ITEM 2 -- PROPERTIES

     The Company's operations are conducted through 60 facilities, including four facilities acquired as part of the NAB Acquisition and six facilities operated by the Company's less than majority-owned affiliates. The Company's management is headquartered in Southfield, Michigan. The headquarters building, which accommodates both the main office and the technical center, was completed in June 1988. Twenty-two of the plants are dedicated to providing seat systems to nearby assembly plants. The others focus on the production for a combination of seat systems and other seating products. Substantially all owned facilities secure borrowings under the Company's various debt agreements.

     The Company's facilities are located in appropriately designed buildings which are kept in good repair with sufficient capacity to handle present volumes. The Company has designed its facilities to provide for efficient JIT manufacturing of its products. No facility is materially underutilized. Management believes substantially all of the Company's property and equipment is in good condition and that it has sufficient capacity to meet its current and expected manufacturing and distribution needs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Capital Expenditures."

     The following table provides certain information regarding the Company's 60 operating facilities, including five facilities currently under construction:

                                                 BUILDING
                                      OWNED/      SQUARE                                             LEASE
             FACILITY                 LEASED       FEET                 FUNCTION                  EXPIRATION
- -----------------------------------   ------     --------    -------------------------------    ---------------
UNITED STATES:
Southfield, MI.....................      O         70,000    administrative offices and               --
                                                             technical center
Detroit, MI........................      O        156,800    manufacture of seat systems              --
Romulus I, MI......................      O         89,600    manufacture of seat systems              --
Romulus II, MI.....................      O         88,200    manufacture of seat systems              --
Fenton, MI.........................      O         75,800    manufacture of seat systems              --
Morristown, TN.....................      O        235,900    manufacture of seat components           --
Lorain, OH.........................      L         42,100    manufacture of seat systems              July 1998
Mendon, MI.........................      O        168,500    manufacture of seat components           --
                                                             and other plastic products
Southfield, MI.....................      O         65,000    manufacture of seat tooling              --
Grand Rapids, MI...................       (1)      66,560    manufacture of seat frames               --
Southfield, MI.....................      O         19,000    technical center                         --
Louisville, KY.....................      L         72,000    manufacture of seat systems           January 1995
Janesville, WI.....................      O        120,000    manufacture of seat systems              --
Fairhaven, MI......................      L         68,603    manufacture of seat covers               July 1995
Dearborn, MI.......................      L         22,250    engineering offices                      July 1997
Flint, MI..........................      L         10,083    engineering offices                    August 1996
Warren, MI.........................      L         17,500    engineering offices                     March 1997
Dearborn, MI.......................      L(2)      23,483    engineering offices                     March 1995
Duncan, SC.........................      L(3)      38,926    manufacture of seat systems          10 years from
                                                                                                     completion
Lordstown, OH......................      O(3)      96,000    manufacture of seat systems              --
Pontiac, MI........................      L(3)     101,600    manufacture of seat systems            August 1997
CANADA:
Kitchener, Ontario.................      O        343,044    manufacture of seat frames               --
Ajax, Ontario......................      O        120,000    manufacture of seat systems              --
Whitby, Ontario....................      O        187,400    manufacture of seat systems              --
Cowansville, Quebec................      L         50,750    manufacture of seat systems              (4)
Oakville, Ontario..................      O         90,000    manufacture of seat systems              --
St. Thomas, Ontario................      L(3)     100,000    manufacture of seat systems           January 2005

                                                 BUILDING
                                      OWNED/      SQUARE                                             LEASE
             FACILITY                 LEASED       FEET                 FUNCTION                  EXPIRATION
- -----------------------------------   ------     --------    -------------------------------    ---------------
EUROPE:
Meaux, France......................      O         48,300    manufacture of seat components           --
Paris, France......................      L          2,500    administrative offices                January 1995
Blere, France......................      O         14,300    manufacture of wire components           --
Rietberg, Germany..................      O        193,143    manufacture of seat components           --
Rietberg, Germany..................      O         17,635    technical center                         --
Quakenbruck, Germany...............      O        139,500    manufacture of seat components           --
Gustavsburg, Germany...............      L        177,000    manufacture of seat systems              June 2002
Eisenach, Germany..................      O         77,500    manufacture of seat systems              --
Schwalbach, Germany................      L         10,500    administrative offices                October 1996
Koflach, Austria...................      L         63,307    manufacture of seat systems           January 1995
Trollhattan, Sweden................      L        135,102    manufacture of seat systems          December 1996
Bengtsfors, Sweden.................      L        246,726    manufacture of seat systems         September 2007
Coventry, England..................      L(5)      22,000    manufacture of seat systems               May 1994
MEXICO:
Saltillo I.........................      L         91,025    manufacture of seat covers            January 1998
Saltillo II........................      L(3)      43,000    manufacture of seat systems              July 1994
Mexico City........................      L          6,880    administrative offices                   June 1997
Tlahuac............................      O        339,000    manufacture of seat components           --
                                         L          8,900    warehouse                                June 1997
Naucalpan..........................      L         66,000    manufacture of seat systems            August 1994
Cuautitlan.........................      L         75,000    manufacture of seat systems              (4)
Puebla.............................      L         81,000    manufacture of seat systems              (4)
Hermosillo.........................      O        121,000    manufacture of seat systems              --
Atoto..............................      L         18,275    manufacture of seat systems              June 1996
Rio Bravo..........................      O(6)     202,700    manufacture of seat covers               --
San Lorenzo........................      O(6)     287,000    manufacture of seat covers               --
La Cuesta..........................      O(6)     392,500    manufacture of seat covers               --
Omega..............................      L(7)     270,000    manufacture of seat systems          November 1994
AFFILIATES OR MINORITY INTERESTS:
Woodstock, Ontario; Canada.........      O(8)     120,000    manufacture of seat systems              --
Frankfort, Indiana.................      O(8)      82,000    manufacture of seat systems              --
Khorat; Thailand...................      L(8)      30,000    manufacture of seat covers and           --
                                                             seat systems
Suzano, Sao Paulo; Brazil..........      O(8)     344,448    manufacture of seat components           --
Ipiranga, Sao Paulo; Brazil........      L(8)     355,212    manufacture of seat components           --
Jaguare, Sao Paulo; Brazil.........      L(8)      96,876    manufacture of seat components           --

- -------------------------
(1) This facility is operated for General Motors.

(2) A new 75,000 square foot engineering facility is currently under construction.

(3) Facility currently under construction.

(4) Currently leased on a month-to-month basis pending agreement on a longer lease term.

(5) A new 42,000 square foot manufacturing facility is currently under construction, which will be dedicated to the manufacture of seat systems.

(6) Acquired as part of the NAB Acquisition.

(7) On March 15, 1994, the Company exercised an option to cause Ford to purchase this facility along with a facility in El Jarudo, Mexico in consideration of Ford cancelling $19.9 million of indebtedness owed by Favesa to Ford. At that time, the Company vacated the El Jarudo facility and entered into a lease of the Omega facility which expires on the earlier of November 30, 1994 or the date the Company vacates the Omega facility.

(8) Owned or leased by affiliates or minority interests of the Company.

                          ITEM 3 -- LEGAL PROCEEDINGS

     Management of the Company does not believe that any of the litigation in which the Company is currently engaged, either individually or in the aggregate, will have a material effect on the Company's consolidated financial position or future results of operations.

     The Company has been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), for the cleanup of contamination from hazardous substances at three Superfund sites where liability has not been determined. The Company also may incur indemnification obligations for cleanup at two sites which are the subject of Superfund proceedings. Management believes that the Company is, or may be, responsible for less than one percent, if any, of the total costs at each site. The Company has set aside reserves which management believes are adequate to cover any such potential liabilities. Management believes that such matters will not result in liabilities that will have a material adverse effect on the Company's consolidated financial position or future results of operations.

         ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 20, 1993, the holders of a majority of the outstanding Common Stock of Lear Holdings Corporation ("Holdings") approved, by written consent, the merger (the "Merger") of Holdings with and into the Company, effective as of December 31, 1993. Pursuant to the Merger, each share of capital stock of Holdings was exchanged for a like share of capital stock of the Company, and the Company assumed all of Holdings' contractual and other rights and obligations. In addition, the directors of Holdings became the directors of the Company upon consummation of the Merger.

                                    PART II

          ITEM 5 -- MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
                              STOCKHOLDER MATTERS

     The Company's Common Stock is subject to restrictions on sale and transfer and there is no established public trading market for the Company's Common Stock. However, on March 8, 1994, the Company filed a Registration Statement on Form S-1 relating to an initial public offering of its Common Stock. See "Business -- Recent Developments."

     To date, the Company has never paid a cash dividend on its Common Stock. Any payment of dividends in the future is dependent upon the financial condition, capital requirements, earnings of the Company and other factors. However, the Company currently intends to retain all future earnings, if any, to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. Also the Company is subject to certain contractual restrictions on the payment of dividends. See
Note 9 to the consolidated financial statements included in Item 8 herein for information concerning such restrictions.

     On February 15, 1994, there were 38 holders of record of the Company's Common Stock.

                       ITEM 6 -- SELECTED FINANCIAL DATA

    The following income statement and balance sheet data were derived from the consolidated financial statements of the Company. The consolidated financial statements of the Company for the nine months ended June 30, 1989, for each of the fiscal years ended June 30, 1990, 1991, 1992 and 1993 and for the twelve and six months ended December 31, 1993 have been audited by Arthur Andersen & Co. The consolidated financial statements of the Company for the six months ended January 2, 1993 are unaudited; however, in the Company's opinion, reflect all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the financial position and results of operations of the Company for such period. In February 1994 the Company changed its fiscal year end from June 30 to December 31 effective December 31, 1993. The results of operations for any interim period are not necessarily indicative of results of operations for a full year. The selected financial data below should be read in conjunction with the consolidated financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company."

                          NINE                                                            TWELVE           SIX           SIX
                         MONTHS       YEAR         YEAR         YEAR         YEAR         MONTHS         MONTHS         MONTHS
                         ENDED       ENDED        ENDED        ENDED        ENDED         ENDED           ENDED         ENDED
                        JUNE 30,    JUNE 30,     JUNE 30,     JUNE 30,     JUNE 30,    DECEMBER 31,    JANUARY 2,    DECEMBER 31,
                          1989        1990         1991         1992         1993        1993(1)          1993         1993(1)
                        --------   ----------   ----------   ----------   ----------   ------------    -----------   ------------
                                                                (DOLLARS IN THOUSANDS(2))
OPERATING DATA:
  Net sales...........  $807,365   $1,067,878   $1,085,319   $1,422,740   $1,756,510    $1,950,288     $   811,440    $1,005,218
  Gross profit........    81,632      104,707      101,429      115,641      152,499       170,215          54,519        72,235
  Selling, general and
    administrative
    expenses..........    18,477       28,247       41,596       50,074       61,898        62,717          26,847        27,666
  Incentive stock and
    other compensation
    expense(3)........     1,107        1,353        1,353          (12)          --        18,016              --        18,016
  Amortization........    10,174       13,838       13,810        8,746        9,548         9,929           4,374         4,755
                        --------   ----------   ----------   ----------   ----------   ------------    -----------   ------------
  Operating income....    51,874       61,269       44,670       56,833       81,053        79,553          23,298        21,798
  Interest expense,
    net...............    50,982       61,184       61,676       55,158       47,832        45,656          26,943        24,767
  Other expense,
    net(4)............     2,141        4,044        2,144        5,837        5,260         9,180           2,676         6,596
                        --------   ----------   ----------   ----------   ----------   ------------    -----------   ------------
  Income (loss) before
    taxes on income
    and extraordinary
    items.............    (1,249)      (3,959)     (19,150)      (4,162)      27,961        24,717          (6,321)       (9,565)
  Income taxes........     7,409       16,630       14,019       12,968       17,847        26,864           4,450        13,467
                        --------   ----------   ----------   ----------   ----------   ------------    -----------   ------------
  Net income (loss)
    before
    extraordinary
    items.............    (8,658)     (20,589)     (33,169)     (17,130)      10,114        (2,147)        (10,771)      (23,032)
                        --------   ----------   ----------   ----------   ----------   ------------    -----------   ------------
  Extraordinary
    items(5)..........        --           --           --       (5,100)          --       (11,684)             --       (11,684)
                        --------   ----------   ----------   ----------   ----------   ------------    -----------   ------------
  Net income (loss)...  $ (8,658)  $  (20,589)  $  (33,169)  $  (22,230)  $   10,114    $  (13,831)    $   (10,771)   $  (34,716)
                        --------   ----------   ----------   ----------   ----------   ------------    -----------   ------------
                        --------   ----------   ----------   ----------   ----------   ------------    -----------   ------------
  Net income (loss)
    per share before
    extraordinary
    items.............  $ (16.35)  $   (41.18)  $   (66.36)  $   (20.36)  $     8.33    $    (2.00)    $    (10.20)   $   (21.41)
  Net income (loss)
    per share.........  $ (16.35)  $   (41.18)  $   (66.36)  $   (26.42)  $     8.33    $   (12.86)    $    (10.20)   $   (32.27)
  Weighted average
    shares
    outstanding.......   529,640      500,000      499,803      841,464    1,213,608     1,075,758       1,055,660     1,075,758
BALANCE SHEET DATA:
  Current assets......  $200,002   $  223,212   $  213,806   $  282,864   $  325,199    $  433,584     $   308,464
  Total assets........   734,582      747,583      729,670      799,884      820,209     1,114,291         809,859
  Current
    liabilities.......   201,117      254,514      287,111      344,169      374,950       505,717         367,782
  Long-term debt......   433,336      402,800      386,655      348,331      321,116       498,324         331,930
  Common stock subject
    to limited
    redemption rights,
    net...............     1,770        1,795        1,770        3,465        3,885        12,435           3,885
  Stockholders'
    equity............    48,876       35,292        4,335       49,317       75,101        43,210          53,506
OTHER DATA:
  EBITDA(6)...........  $ 74,826   $   94,252   $   81,428   $   91,807   $  121,707    $  122,112     $    43,259    $   43,664
  Capital
    expenditures......  $ 11,353   $   14,906   $   20,892   $   27,926   $   31,595    $   45,915     $    14,669    $   28,989
  Number of
    facilities(7).....        30           33           40           45           48            61              45            61
  North American
    Content per
    Vehicle(8)........  $     67   $       77   $       84   $       94   $       98    $      112     $       100    $      133
  North American
    vehicle production
    (in
    millions)(9)......      10.8         12.4         11.2         12.2         13.6          13.7             5.9           6.1
  Inventory Turnover
    Ratio(10).........                   27.4         25.6         30.3         36.7          36.0

- -------------------------
 (1) On July 1, 1993, the Company adopted SFAS 106 (as defined herein). As a result, the twelve months and six months ended December 31, 1993 represent the first periods during which the Company began to incur additional expense associated with the adoption of SFAS 106. The additional expense for each of these periods was $3,273.
 (2) Except per share data and North American Content per Vehicle.
 (3) Includes a one-time charge of $18,016, of which $14,474 is non-cash, for the twelve and six months ended December 31, 1993 for incentive stock and other compensation expense (see Note 14 "Warrants, Stock Options and Common Stock Subject to Redemption" in the consolidated financial statements included elsewhere in this report on Form 10-K).
 (4) Consists of foreign currency exchange gain or loss, minority interest in net income of subsidiaries, equity (income) loss of affiliates, state and local taxes and other expense.
 (5) The extraordinary items result from the prepayment of debt.
 (6) "EBITDA" is operating income plus depreciation and amortization. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles.
 (7) Includes facilities operated by the Company's less than majority-owned affiliates and facilities under construction.
 (8) "North American Content per Vehicle" is the Company's net sales in North America divided by total North American vehicle production.
 (9) "North American vehicle production" includes car and light truck production in the United States, Canada and Mexico estimated from industry sources.
(10) "Inventory Turnover Ratio" is cost of goods sold divided by average inventory. The Inventory Turnover Ratio for the twelve months ended December 31, 1993 excludes the NAB, which was acquired by the Company on November 1, 1993.

          ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY

RESULTS OF OPERATIONS

     Lear has expanded its net revenues at an annual compound growth rate of approximately 27.1% during the period from July 1, 1983 to June 30, 1993. Since the fiscal year ended June 30, 1990, the Company has increased its net sales by 64.5% by building upon its existing business in the United States and Canada and significantly expanding its operations in Europe and Mexico.

     As a result of significant new business added since the fiscal year ended June 30, 1990, the Company has experienced substantial upfront costs for new programs and new facilities. Such costs consist of administrative expenses in Europe, engineering and design expenses for new seating programs and new facility costs, including pre-production expenses and inefficiencies incurred until the customer reaches normal operating levels. New business which has been added since the fiscal year ended June 30, 1990 includes seat systems for the GM-Suburban, Saab, Volvo, GM-Opel (2 facilities), Chrysler-Europe, Hyundai and Volkswagen-Mexico, as well as a seat cover manufacturing facility in Mexico. The Company expenses such non-recurring pre-production expenses as they are incurred.

     The Company's financial results in the fiscal year ended June 30, 1993 improved over prior fiscal years as a result of improved operating efficiencies obtained at new facilities which impacted prior fiscal year results unfavorably and strong performance at established facilities. Together these facilities offset new program costs associated with the Dodge Ram Pick-up Truck, the Ford Mustang, the Ford Windstar Minivan and the GM Opel Omega and facility costs relating to new programs for BMW and Jaguar, which have begun production since the end of the fiscal year ended June 30, 1993 or will begin production in calendar year 1994.

     The Company's financial results for the fiscal year ended June 30, 1993 do not include the NAB Acquisition. After giving effect to the NAB Acquisition, the Company's net sales, EBITDA and operating income for the fiscal year ended June 30, 1993 were approximately $2.2 billion, $171.7 million and $119.8 million, respectively. See "Business -- NAB Acquisition."

     Results for the six months ended December 31, 1993 do not include the NAB for periods prior to November 1, 1993 and do include additional expense due to the adoption by the Company of the prospective method of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post-retirement Benefits Other than Pensions" ("SFAS 106"). The implementation of SFAS 106 had an unfavorable impact in the six months ended December 31, 1993 on gross profit of $2.9 million, operating income of $3.3 million and net income of $3.3 million. See the consolidated financial statements of the Company included elsewhere in this report on Form 10-K.

     The Company's financial results for the twelve and six months ended December 31, 1993 include a one-time charge of $18.0 million for compensation expense for past services of certain key management employees, of which $14.5 million was non-cash. Accelerated vesting of incentive management stock options under the 1992 Stock Option Plan and the issuance of the remaining options under the 1992 Stock Option Plan to 66 individuals resulted in the one-time non-cash charge of $14.5 million. Also included in the one-time charge was $3.5 million of cash compensation expense. The $3.5 million payment was made to 28 of the Management Investors (as defined herein) in order to assist such individuals in achieving some liquidity, which in certain instances will enable such individuals to repay debt incurred in connection with the 1988 Acquisition without necessitating the sale of any Common Stock.

     The Company's performance is dependent on automotive vehicle production, which is seasonal in nature. The third calendar quarter is historically the Company's weakest quarter due to the impact of customer plant shutdowns for vacation and model changeover which affect automotive production in both North America and Europe. See Note 16 to the consolidated financial statements of the Company included elsewhere in this report on Form 10-K.

     In February 1994, the Company changed its fiscal year end from June 30 to December 31, effective December 31, 1993.

     The following chart shows operating results of the Company by principal geographic area:

                          GEOGRAPHIC OPERATING RESULTS

                                                                                SIX MONTHS      SIX MONTHS
                                      YEAR ENDED    YEAR ENDED    YEAR ENDED       ENDED          ENDED
                                       JUNE 30,      JUNE 30,      JUNE 30,     JANUARY 2,     DECEMBER 31,
                                         1991          1992          1993          1993            1993
                                      ----------    ----------    ----------    -----------    ------------
                                      (DOLLARS IN THOUSANDS)
NET SALES:
United States......................   $  468,808    $  597,160    $  765,652     $ 335,669      $  551,211
Canada.............................      349,931       403,351       372,045       164,861         168,613
Europe.............................      145,540       268,175       432,546       218,055         189,337
Mexico.............................      121,040       154,054       186,267        92,855          96,057
                                      ----------    ----------    ----------    -----------    ------------
     Net sales.....................   $1,085,319    $1,422,740    $1,756,510     $ 811,440      $1,005,218
                                      ----------    ----------    ----------    -----------    ------------
                                      ----------    ----------    ----------    -----------    ------------
OPERATING INCOME (LOSS):
United States......................   $    6,181    $   32,002    $   51,752     $  17,550      $   27,081
Canada.............................       35,303        14,695        15,308         1,808          12,128
Europe.............................       (3,667)        2,952        (3,907)       (1,847)         (7,608)
Mexico.............................        8,206         7,172        17,900         5,787           8,213
Unallocated corporate expense(1)...       (1,353)           12            --            --         (18,016)
                                      ----------    ----------    ----------    -----------    ------------
     Operating income..............   $   44,670    $   56,833    $   81,053     $  23,298      $   21,798
                                      ----------    ----------    ----------    -----------    ------------
                                      ----------    ----------    ----------    -----------    ------------

- ---------------
(1) Unallocated corporate expense consists of incentive stock option expense and other one-time compensation expense.

  Six Months Ended December 31, 1993 Compared With Six Months Ended January 2, 1993.

     Net sales of $1,005.2 million in the six months ended December 31, 1993 surpassed the six months ended January 2, 1993 by $193.8 million or 23.9% despite the effect of depressed automotive vehicle sales on existing seating programs in Europe. Net sales benefitted from the purchase of the NAB on November 1, 1993, new business in the United States and Europe and incremental volume on established domestic seating programs.

     Net sales in the United States of $551.2 million in the six months ended December 31, 1993 increased by $215.5 million or 64.2% from the comparable period in the prior year, reflecting $86.0 million in sales from the NAB Acquisition, improved domestic car and truck production on established seating programs, incremental sales from new seat programs, including the Dodge Ram Pick-up Truck and the Ford Mustang, and sales generated by a new lead vendor program under which the Company assumed management of components for a seat program with Ford.

     Net sales in Canada for the six months ended December 31, 1993 of $168.6 million exceeded sales during the comparable period in the prior year by $3.8 million or 2.3%, reflecting modest vehicle production increases on established General Motors seat programs. Net sales were adversely impacted by downtime associated with a General Motors plant conversion necessary for a replacement mid-size passenger car model introduction. Production for that replacement program is scheduled to begin in the first quarter of 1994.

     Net sales in Europe of $189.3 million in the six months ended December 31, 1993 declined in relation to the six months ended January 2, 1993 by $28.7 million or 13.2% due to reduced vehicle production requirements for carryover seating programs in Sweden and Finland and unfavorable exchange rate fluctuations. Partially offsetting the decrease in sales was additional volume on established seating programs in Germany and Austria.

     Net sales in Mexico of $96.1 million increased in the six month period ended December 31, 1993 compared to the six month period ended January 2, 1993 due to increased production activity on existing Volkswagen and Chrysler programs.

     Gross profit (net sales less cost of sales) and gross margin (gross profit as a percentage of net sales) were $72.2 million and 7.2% for the six month period ended December 31, 1993 as compared to $54.5 million and 6.7% for the prior comparable period. Gross profit and gross margin in the six month period ended December 31, 1993 benefitted from the overall increase in North American automotive production, productivity improvement programs, favorable Canadian exchange rate fluctuations and the NAB Acquisition. Partially offsetting the increase in gross profit were reduced capacity utilization in Europe, facility pre-production costs for seating programs in Canada, England and Germany, the devaluation of the Swedish krona and severance costs associated with the downsizing of German component operations. The adoption of SFAS 106 had an unfavorable impact on gross profit in the six month period ended December 31, 1993 of $2.9 million.

     Selling, general and administrative expenses decreased to 2.8% of net sales for the six months ended December 31, 1993 as compared to 3.3% for the comparable period in the prior year. While expenditures for the more recent period increased 3.1%, or $0.8 million, over the earlier period, an increase in sales led to an overall decrease in these expenses as a percentage of sales. Primarily contributing to the increase in selling, general and administrative expenses in the six month period ended December 31, 1993 were design, development and pre-production costs relating to a new BMW seating program scheduled to be launched in mid-1994.

     Operating income and operating margin (operating income as a percentage of net sales), before the one-time charge of $18.0 million for incentive stock and other compensation expense, were $39.1 million and 3.9% for the six months ended December 31, 1993 compared to $23.3 million and 2.9% during the comparable period in the prior year. The increase in operating income was due largely to an overall increase in net sales in North America, including an increase in net sales as a result of the NAB Acquisition and productivity improvements, which offset lower margin contribution in Europe and the adoption of SFAS 106. Non-cash depreciation and amortization charges were $21.9 million and $19.9 million for the six months ended December 31, 1993 and January 2, 1993, respectively.

     Interest expense for the six month period ended December 31, 1993 decreased by $2.2 million from the comparable period in the prior year primarily due to the refinancing of certain subordinated and senior debt at lower interest rates, lower European interest rates, reduced borrowings in Canada and Europe and reduced amortization of financing fees due to the early extinguishment of debt. See Note 3, "1994 Refinancing -- Subsequent Event," to the Company's consolidated financial statements included elsewhere in this report on Form 10-K.

     Other expense for the six months ended December 31, 1993, including state and local taxes, foreign exchange loss, minority interest in income of subsidiaries and equity in income of affiliates, increased in comparison to the comparable period in the prior year due to the $4.0 million write-off of equipment associated with a discontinued Volkswagen program in Germany and non-seating related assets in the United States.

     A loss of $5.0 million, before extraordinary items and the one-time charge of $18.0 million for incentive stock and other compensation expense, was recognized for the six months ended December 31, 1993 as compared to a net loss of $10.8 million in the prior comparable period. The net loss in the six months ended December 31, 1993 reflects a $13.5 million provision for national income taxes of which approximately $8.7 million relates to foreign operations. For the six month period ended December 31, 1993, the Company recognized a net loss of $34.7 million after giving effect to an extraordinary item for the early extinguishment of debt of $11.7 million and the one-time charge of $18.0 million for incentive stock and other compensation expense. The extraordinary item was comprised of unamortized deferred financing fees expense and a call premium resulting from the redemption of the 14% Subordinated Debentures, net of related tax effects.

  Fiscal Year Ended June 30, 1993 Compared With Fiscal Years Ended June 30, 1992 And 1991

     Net sales of $1.8 billion in the fiscal year ended June 30, 1993 represents the Company's twelfth consecutive year of increased sales. Net sales increased $333.8 million or 23.5% over the fiscal year ended June 30, 1992 and $671.2 million or 61.8% as compared to the fiscal year ended June 30, 1991. Net sales in the fiscal year ended June 30, 1993 as compared to the fiscal year ended year ended June 30, 1992 benefitted from new business in the United States and Europe, full year production of a second facility in Sweden for Volvo, of which the Company assumed control in November 1991, and incremental volume on domestic and Mexican programs. In comparison to the fiscal year ended June 30, 1991, net sales increased in the fiscal year ended June 30, 1992 by $337.4 million or 31.1% due to the contribution of new business in North America and Europe, volume increases in domestic and foreign carryover programs, including production of replacement programs, and the acquisition of existing operations from Saab and Volvo to handle new programs.

     Gross profit and gross margin were $152.5 million and 8.7% in the fiscal year ended June 30, 1993, $115.6 million and 8.1% in the fiscal year ended June 30, 1992 and $101.4 million and 9.3% in the fiscal year ended June 30, 1991. Gross profit and gross margin in the fiscal year ended June 30, 1993 surpassed that of the prior fiscal year due to the benefit of incremental volume, including production of new business programs, productivity improvement programs and improved operating performance at new facilities in North America, Europe and Mexico. Partially offsetting the increase in gross profit were participation in customer cost reduction programs, plant shutdown costs at a dedicated facility in Finland, nonrecurring favorable foreign exchange effect on sales and a retroactive price increase recognized in the first and second quarters of the fiscal year ended June 30, 1992. Gross profit in the fiscal year ended June 30, 1992 increased as compared to the fiscal year ended June 30, 1991 as the overall growth in sales activity coupled with productivity improvements more than offset customer cost reduction programs. Comparing the same periods, gross margin declined as a result of the incurrence of start-up costs at several new facilities.

     Selling, general and administrative expenses as a percentage of net sales remained unchanged at 3.5% in the fiscal year ended June 30, 1993 as compared to the prior fiscal year. The increase in actual expenses was largely the result of increased research and development costs for future seating programs in the United States, Canada and Europe. Further contributing to the increase in expenses were administrative support expenses for Mexican operations and costs associated with the establishment of customer business units in North America. In comparison to the fiscal year ended June 30, 1991, selling, general and administrative expenses in the fiscal year ended June 30, 1992 increased due to design and development costs for future seat systems and technical and administrative support for new and existing European and Mexican operations.

     Operating income and operating margin were $81.1 million and 4.6% in the fiscal year ended June 30, 1993, $56.8 million and 4.0% in the fiscal year ended June 30, 1992 and $44.7 million and 4.1% in the fiscal year ended June 30, 1991. The growth in operating income in the fiscal year ended June 30, 1993 as compared to the prior fiscal year was due to incremental volume on established seating programs and improved performance at new seat and seat cover facilities. Partially offsetting the increase in operating income were pre-production and facility costs for programs to be introduced after June 30, 1993, plant shutdown costs and nonrecurring prior fiscal year adjustments noted above. As compared to the fiscal year ended June 30, 1991, operating income in the fiscal year ended June 30, 1992 increased due to the benefit of vehicle production increases by automotive manufacturers on established programs in North America and Europe which offset customer cost reduction programs and start-up costs associated with the introduction of new seat systems within established business programs. Non-cash depreciation and amortization charges were $40.7 million in the fiscal year ended June 30, 1993, $35.0 million in the fiscal year ended June 30, 1992 and $36.8 million in the fiscal year ended June 30, 1991.

     Interest expense in the fiscal year ended June 30, 1993 declined in relation to the fiscal year ended June 30, 1992 and the fiscal year ended June 30, 1991 due to lower interest rates on bank debt, refinancing of certain subordinated debt at a lower interest rate and the application of funds received from the capital infusions initiated on September 27, 1991 and July 30, 1992. See Notes 4 and 5 of the consolidated financial statements of the Company included in this report on Form 10-K for additional information regarding these transactions.

     Other expense, including state and local taxes, foreign exchange gain or loss, minority interests and equity in income of affiliates, decreased in the fiscal year ended June 30, 1993 in comparison to the fiscal year ended June 30, 1992 as reduced income derived from joint ventures accounted for under the equity method coupled with the Company's write-off of its $1.7 million investment in Probel S.A., a Brazilian company, were more than offset by the expense portion of nonrecurring capitalization and related costs of $3.2 million associated with the 1991 Transactions (as defined under "Certain Relationships and Related Transactions") which were incurred in the fiscal year ended June 30, 1992. Other expense in the fiscal year ended June 30, 1992 increased in comparison to the fiscal year ended June 30, 1991 due to costs related to the 1991 Transactions.

     Net income of $10.1 million was realized in the fiscal year ended June 30, 1993 as compared to a net loss of $22.2 million in the fiscal year ended June 30, 1992. The net income of $10.1 million in the fiscal year ended June 30, 1993 reflects an $11.9 million provision for foreign national income taxes as compared to an $8.2 million provision in the fiscal year ended June 30, 1992. In comparison to a net loss of $33.2 million in the fiscal year ended June 30, 1991, the net loss of $22.2 million in the fiscal year ended June 30, 1992 reflects a $13.0 million provision for national income taxes as compared to a provision of $14.0 million in the previous fiscal year and to a $5.1 million extraordinary loss on the early retirement of debt.

  United States Operations

     Net sales in the United States were $765.7 million, $597.2 million and $468.8 million in the fiscal years ended June 30, 1993, 1992 and 1991, respectively. Net sales in the fiscal year ended June 30, 1993 surpassed the fiscal year ended June 30, 1992 due to improved domestic car and truck production on established seating programs in the second half of the fiscal year ended June 30, 1993 coupled with a new Ford passenger car program and the attainment of targeted production levels for a General Motors truck program introduced in the fall of 1991. Net sales in the fiscal year ended June 30, 1992 reflect vehicle production increases from the prior fiscal year's depressed operating levels by OEMs on certain established seating programs and the launch of a new General Motors truck program.

     Operating income and operating margin were $51.8 million and 6.8% in the fiscal year ended June 30, 1993, $32.0 million and 5.4% in the fiscal year ended June 30, 1992 and $6.2 million and 1.3% in the fiscal year ended June 30, 1991. The growth in operating income and operating margin was due to the benefits derived from incremental volume on established and new seating programs, productivity improvements and improved operating performance at new seat systems and seat cover facilities. Partially offsetting the increase in operating income were participation in customer cost reduction programs and preproduction costs associated with a new seating program scheduled to begin production in mid-1994. Operating income and operating margin in the fiscal year ended June 30, 1992 increased as compared to the fiscal year ended June 30, 1991 due to the transfer of component production from Canada in order to benefit from lower operating costs and incremental volume on established seating programs.

  Canadian Operations

     Net sales from Canadian operations were $372.0 million in the fiscal year ended June 30, 1993, $403.4 million in the fiscal year ended June 30, 1992 and $349.9 million in the fiscal year ended June 30, 1991. Net sales in the fiscal year ended June 30, 1993 were adversely impacted by market demand and vehicle inventories as General Motors announced temporary plant shutdowns and production adjustments on existing passenger car and light truck programs. In comparison to the fiscal year ended June 30, 1991, net sales in the fiscal year ended June 30, 1992 benefitted from incremental volume on carryover General Motors car and truck programs and to the launch of a new Hyundai passenger car program, which was partially offset by the transfer of component production from Canada to the United States.

     Operating income and operating margin were $15.3 million and 4.1% in the fiscal year ended June 30, 1993, $14.7 million and 3.6% in the fiscal year ended June 30, 1992 and $35.3 million and 10.1% in the fiscal year ended June 30, 1991. Operating income in the fiscal year ended June 30, 1993 as compared to the prior fiscal year benefitted from productivity improvement programs, favorable exchange rate fluctuations and improved operating performance at a new seat facility. Partially offsetting the increase in operating income were reduced vehicle production schedules on existing programs and engineering costs associated with a future Ford seating program. Operating income in the fiscal year ended June 30, 1992 declined in relation to the fiscal year ended June 30, 1991 due to a shift in component production to the Company's United States facilities in order to take advantage of lower operating costs, participation in customer cost reduction programs, incremental costs associated with the start-up of a new seat facility and to design and development costs related to a future Ford seat system.

  European Operations

     Net sales in Europe were $432.5 million in the fiscal year ended June 30, 1993, $268.2 million in the fiscal year ended June 30, 1992 and $145.5 million in the fiscal year ended June 30, 1991. Net sales in the fiscal year ended June 30, 1993 exceeded the prior fiscal year due to the addition of new operations in Germany and Austria, the full year impact resulting from the acquisition of facilities in Sweden and Finland and incremental volume on carryover programs in Germany. Partially offsetting the increase in net sales were reduced vehicle production schedules for established seating programs in Sweden and unfavorable exchange rate fluctuations. Net sales in the fiscal year ended June 30, 1992 surpassed net sales in the prior fiscal year due to additional volume on an existing program in Sweden and the acquisition of facilities in Sweden and Finland in November 1991 and January 1992, respectively, while demand for existing programs in Germany remained essentially unchanged.

     The Company's European operations sustained an operating loss of $3.9 million in the fiscal year ended June 30, 1993 as compared to operating income of $3.0 million in the fiscal year ended June 30, 1992 and an operating loss of $3.7 million in the fiscal year ended June 30, 1991. The $6.9 million unfavorable variance in the fiscal year ended June 30, 1993 was the result of lower margin products introduced at an established facility in Germany, technical and administration costs required to support European manufacturing facilities, a retroactive price increase recognized in the first half of the fiscal year ended June 30, 1992 and the devaluation of the Swedish krona, which was partially offset by the favorable impact of foreign exchange rates. Also contributing to the decrease in operating income were reserves established by the Company for the anticipated plant shutdown costs at a dedicated facility in Finland due to the customer transfer of production to alternative locations in Europe. Partially offsetting the decrease in operating income was the overall growth in sales activity, including production from new programs in Germany and Austria and to the full year contribution of facilities in Sweden and Finland of which the Company assumed control in the fiscal year ended June 30, 1992. Operating income of $3.0 million in the fiscal year ended June 30, 1992 increased by $6.6 million as compared to the fiscal year ended June 30, 1991 due to improved pricing on an existing program, incremental volume on carryover programs and improved operating performance at an established facility in Sweden which combined to more than offset pre-production, technical and administrative costs necessary to support new facilities opened as a result of seating programs awarded.

  Mexican Operations

     Net sales in Mexico were $186.3 million in the fiscal year ended June 30, 1993, $154.1 million in the fiscal year ended June 30, 1992 and $121.0 million in the fiscal year ended June 30, 1991. Net sales in the fiscal year ended June 30, 1993 surpassed the fiscal year ended June 30, 1992 and the fiscal year ended June 30, 1991 due to increased production activity on established General Motors, Ford, Volkswagen and Chrysler programs.

     Operating income and operating margin in Mexico were $17.9 million and 9.6% in the fiscal year ended June 30, 1993, $7.2 million and 4.7% in the fiscal year ended June 30, 1992 and $8.2 million and 6.8% in the fiscal year ended June 30, 1991. The increase in operating income and operating margin in the fiscal year ended June 30, 1993 as compared to the prior fiscal year was due to the benefit of additional sales, productivity improvement programs and improved manufacturing performance at a seat cover facility. Operating income and operating margin in the fiscal year ended June 30, 1992 declined in relation to the fiscal year ended June 30, 1991 as a result of the Company's participation in a customer cost reduction program and incremental start-up costs associated with a new seat cover facility.

LIQUIDITY AND FINANCIAL CONDITION

     On October 25, 1993, the Company amended and restated the Original Credit Agreement (as amended and restated, the "Credit Agreement"), increasing the Company's total availability to $425.0 million from

$150.0 million, reducing the Company's average bank borrowing costs by approximately 150 basis points and enabling the Company to refinance all of its then outstanding indebtedness under the Company's Original Credit Agreement, to retire the GECC Mortgage Loan and to finance a portion of the NAB Acquisition. As of December 31, 1993, and after giving effect to the 1994 Note Offering, the Offerings and the application of the net proceeds therefrom, the Company would have had $178.4 million outstanding under the Credit Agreement ($36.8 million of which would have been outstanding under letters of credit), resulting in $246.6 million unused and available. The Company also had term loans outstanding in Germany of approximately $7.6 million.

     Of the $230.7 million of borrowings actually outstanding under the Credit Agreement as of December 31, 1993, $173.4 million related to the NAB Acquisition. The remaining $57.3 million outstanding related to the early retirement of term debt during the calendar year 1993.

     Amounts available under the Credit Agreement will be reduced by $40.0 million every six months beginning October 31, 1996, and the Credit Agreement will expire on October 31, 1998. Excluding amounts outstanding under the Credit Agreement which will be due upon the expiration of the Credit Agreement, the Company's scheduled principal payments are $1.2 million in calendar year 1994, $2.4 million in calendar year 1995 and $1.2 million in each of the next three calendar years.

     Net cash provided by operating activities increased to $94.5 million in the fiscal year ended June 30, 1993, compared to $48.0 million and $33.5 million in the fiscal years ended June 30, 1992 and 1991, respectively. The increase in cash flow in the fiscal year ended June 30, 1993 reflected higher operating earnings and reduced working capital requirements. The reduced working capital requirements were primarily the result of improved management of inventories, customer tooling and accounts payable. Inventories declined by 12.0% in the fiscal year ended June 30, 1993 despite record net sales in that year.

     Net cash provided by operating activities increased to $17.1 million during the six months ended December 31, 1993. Cash flow increases resulted from improved operating earnings and management of accounts receivable, inventories and accounts payable, offset by the use of proceeds necessary to finance the working capital requirement of the NAB.

     During the fiscal year ended June 30, 1993 and the six months ended December 31, 1993, cash generated from operations and funds available under the Original Credit Agreement were sufficient to meet the Company's debt service and capital expenditure requirements. The Company believes that cash flows from operations and funds available from existing credit facilities (principally the Credit Agreement) will be sufficient to meet its future debt service obligations, projected capital expenditures and working capital requirements.

     Since July 1992, the Company has taken advantage of the favorable interest rate environment by refinancing a substantial portion of its long-term debt to reduce its ongoing interest expense. In February 1994, the Company refinanced $135.0 million in aggregate principal amount of its 14% Subordinated Debentures by issuing $145.0 million aggregate principal amount of 8 1/4% Subordinated Notes due 2002. The additional proceeds were used to pay a 5.4% call premium and a portion of the accrued interest due on the redemption of the 14% Subordinated Debentures. In July 1992, the Company refinanced $85.0 million in aggregate principal amount of its 14 1/4% Senior Subordinated Discount Notes by issuing $125.0 million aggregate principal amount of the Senior Subordinated Notes. The additional proceeds were used to prepay $15.0 million of term loans and temporarily reduce outstanding revolving loans under the Original Credit Agreement and for general corporate purposes.

     In the fiscal years ended June 30, 1993 and 1992, gross proceeds of $20.4 and $75.0 million, respectively, were received from the issuance of Common Stock. The Common Stock proceeds were used to reduce borrowings under the Original Credit Agreement in each year, as well as fund the Company's expansion.

CAPITAL EXPENDITURES

     For the fiscal year ended June 30, 1993, capital expenditures of the Company were $31.6 million. For the fiscal years ended June 30, 1992 and June 30, 1991, capital expenditures of the Company were $27.9 million and $20.9 million, respectively. The Company estimates that it spent, in the aggregate, between $10.0 million and $15.0 million in the fiscal years ended June 30, 1992 and 1993, respectively, for equipment replacement and refurbishment. For the six months ended December 31, 1993, capital expenditures of the Company were $29.0 million. The Company anticipates that during the fiscal year ending December 31, 1994, capital expenditures will aggregate approximately $60.0 million, of which approximately $35.0 million will relate to the addition of new facilities and the completion of previously started facilities required to support new seat systems programs. The remainder will be used to establish new programs in existing facilities and for ongoing maintenance requirements. The Company anticipates that cash generated from operations and borrowings under the Credit Agreement will provide sufficient funds for planned capital expenditures.

ENVIRONMENTAL MATTERS

     The Company is subject to local, state, federal and foreign laws, regulations and ordinances (i) which govern activities or operations that may have adverse environmental effects and (ii) that impose liability for the costs of cleaning up and certain damages resulting from sites of past spills, disposal or other releases of hazardous substances. The Company currently is engaged in the cleanup of hazardous substances at certain sites owned, leased or operated by the Company, including soil and groundwater cleanup at its facility in Mendon, Michigan. Management believes that the Company will not incur compliance costs or cleanup costs at its facilities with known contamination that would have a material adverse effect on the Company's consolidated financial position or future results of operations.

     The Company has been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), for the cleanup of contamination from hazardous substances at three Superfund sites where liability has not been determined. The Company also may incur indemnification obligations for cleanup at two sites which are the subject of Superfund proceedings. Management believes that the Company is, or may be, responsible for less than one percent, if any, of the total costs at each site. The Company has set aside reserves which management believes are adequate to cover any such potential liabilities. Management believes that such matters will not result in liabilities that will have a material adverse effect on the Company's consolidated financial position or future results of operations.

INFLATION AND ACCOUNTING POLICIES

     Lear's contracts with its major customers generally provide for an annual productivity price reduction and provide for the recovery of increases in material and labor costs in some contracts. Cost reduction through design changes, increased productivity and similar programs with the Company's suppliers generally have offset changes in selling prices. The Company's cost structure is comprised of a high percentage of variable costs. The Company believes that this structure provides it with additional flexibility during economic cycles.

     In December 1990, the Financial Accounting Standards Board issued SFAS 106, which sets forth new standards on accounting for post-retirement benefits other than pensions. This standard requires that the expected cost of these benefits must be charged to expense during the years in which the employees render service. The Company prospectively has adopted the new standard for its domestic plans effective July 1, 1993 and will adopt the standard no later than required for its foreign plans. The Company's actuaries have determined the domestic transition obligation at July 1, 1993 to be approximately $25.6 million (net of a previously recorded liability of $6.3 million) before income taxes, which will be amortized over 20 years. The Company's results for the six months ended December 31, 1993 reflect an increase of approximately $3.3 million for post-retirement benefits as computed under this new standard than would have been recorded under the Company's previous method, which recognized these costs on a cash basis. The additional expense of $3.3 million includes approximately $641,000 of amortization of the Company's transition obligation.

     In November 1992, the Financial Accounting Standards Board issued SFAS 112, "Employers Accounting for Post-Employment Benefits." This statement requires that employers accrue the cost of post-employment benefits during the employees' active service. The Company will adopt this statement effective January 1, 1994 and believes that the adoption of this statement will not have a material effect on its financial position or results of operations.

                       ITEM 8 -- FINANCIAL STATEMENTS AND
                               SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                   LEAR SEATING CORPORATION AND SUBSIDIARIES

                                                                                         PAGE
                                                                                         ----
Report of Independent Public Accountants..............................................    28
Consolidated Balance Sheets as of June 30, 1992, 1993 and December 31, 1993...........    29
Consolidated Statements of Operations for the years ended June 30, 1991, 1992 and 1993
  and for the twelve months and six months ended December 31, 1993....................    30
Consolidated Statements of Stockholders' Equity for the years ended June 30, 1991,
  1992
  and 1993 and for the twelve months and six months ended December 31, 1993...........    31
Consolidated Statements of Cash Flows for the years ended June 30, 1991, 1992 and 1993
  and for the twelve months and six months ended December 31, 1993....................    32
Notes to Consolidated Financial Statements............................................    33
Report of Independent Public Accountants..............................................    54
Schedule II -- Amounts Receivable from Employees......................................    55
Schedule V -- Property, Plant and Equipment...........................................    56
Schedule VI -- Accumulated Depreciation of Property, Plant and Equipment..............    57
Schedule VII -- Guarantees of Securities of Other Issuers.............................    58
Schedule VIII -- Valuation and Qualifying Accounts....................................    59
Schedule X -- Supplementary Income Statement Information..............................    60

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Lear Seating Corporation:

     We have audited the accompanying consolidated balance sheets of LEAR SEATING CORPORATION AND SUBSIDIARIES ("the Company") as of June 30, 1992, June 30, 1993 and December 31, 1993 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 1991, 1992 and 1993 and for the twelve months and six months ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 1992, June 30, 1993 and December 31, 1993 and the results of its operations and its cash flows for the years ended June 30, 1991, 1992 and 1993 and for the twelve months and six months ended December 31, 1993, in conformity with generally accepted accounting principles.

     As discussed in Note 12 to the consolidated financial statements, as of July 1, 1993, the Company changed its method of accounting for post-retirement benefits other than pensions.

                                                       /s/ ARTHUR ANDERSEN & CO.

Detroit, Michigan,
   February 10, 1994 (Except with
   respect to the matters discussed in
   Note 18, as to which the date is
   March 2, 1994).

                   LEAR SEATING CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                         JUNE 30, 1992    JUNE 30, 1993    DECEMBER 31, 1993
                                                                         -------------    -------------    -----------------
                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...........................................     $  33,217        $  53,787         $    55,034
  Accounts receivable, less allowance for doubtful accounts of $239 at
    June 30, 1992, $516 at June 30, 1993 and $644 at December 31,
    1993..............................................................       178,070          215,745             272,421
  Inventories.........................................................        46,427           40,877              71,731
  Unbilled customer tooling...........................................        10,741            8,565              19,441
  Other...............................................................        14,409            6,225              14,957
                                                                         -------------    -------------    -----------------
                                                                             282,864          325,199             433,584
                                                                         -------------    -------------    -----------------
PROPERTY, PLANT AND EQUIPMENT:
  Land................................................................        13,718           13,405              31,289
  Buildings and improvements..........................................        79,252           73,015             114,514
  Machinery and equipment.............................................       160,123          180,208             210,654
  Construction in progress............................................         3,144            2,094               5,030
                                                                         -------------    -------------    -----------------
                                                                             256,237          268,722             361,487
      Less -- Accumulated depreciation................................       (76,732)        (103,527)           (110,530)
                                                                         -------------    -------------    -----------------
                                                                             179,505          165,195             250,957
                                                                         -------------    -------------    -----------------
OTHER ASSETS:
  Goodwill, less accumulated amortization of $36,568 at June 30, 1992,
    $46,116 at June 30, 1993 and $50,871 at December 31, 1993.........       317,913          309,165             403,694
  Deferred financing fees, net........................................         7,765            9,825              14,377
  Investments in affiliates and other.................................        11,837           10,825              11,679
                                                                         -------------    -------------    -----------------
                                                                             337,515          329,815             429,750
                                                                         -------------    -------------    -----------------
                                                                           $ 799,884        $ 820,209         $ 1,114,291
                                                                         -------------    -------------    -----------------
                                                                         -------------    -------------    -----------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings...............................................     $  11,982        $   1,211         $    48,155
  Cash overdrafts.....................................................         8,324           17,317              19,769
  Accounts payable....................................................       204,865          248,454             298,326
  Accrued liabilities.................................................        81,716          106,707             138,299
  Financing lease obligation..........................................        10,296               --                  --
  Current portion of long-term debt...................................        26,986            1,261               1,168
                                                                         -------------    -------------    -----------------
                                                                             344,169          374,950             505,717
                                                                         -------------    -------------    -----------------
LONG-TERM LIABILITIES:
  Deferred national income taxes......................................        26,392           15,536              15,889
  Long-term debt......................................................       348,331          321,116             498,324
  Other...............................................................        28,210           29,621              38,716
                                                                         -------------    -------------    -----------------
                                                                             402,933          366,273             552,929
                                                                         -------------    -------------    -----------------
COMMITMENTS AND CONTINGENCIES
COMMON STOCK SUBJECT TO REDEMPTION:
  Common stock subject to limited rights of redemption, $.01 par value, 27,450 shares at June 30, 1992, 30,001 shares at June 30,
    1993 and December 31, 1993, at estimated maximum redemption price of $165 per share at June 30, 1992 and 1993 and $450 per share at
    December 31, 1993.................................................         4,530            4,950              13,500
  Notes receivable from sale of common stock..........................        (1,065)          (1,065)             (1,065)
                                                                         -------------    -------------    -----------------
                                                                               3,465            3,885              12,435
                                                                         -------------    -------------    -----------------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 250,000 shares authorized, no
    shares issued.....................................................            --               --                  --
  Common stock, $.01 par value, 1,500,000 shares authorized at June
    30, 1992 and 1993 and 2,000,000 shares authorized at December 31,
    1993, 1,027,096 shares issued at June 30, 1992, 1,145,757 shares issued at June 30, 1993 and December 31, 1993, net of shares
    subject to redemption.............................................            10               12                  12
  Additional paid-in capital..........................................       131,650          150,993             156,917
  Warrants exercisable for common stock...............................        10,000           10,000              10,000
  Less -- Common stock held in treasury, 102,551 shares at June 30,
    1992, 100,000 shares at June 30, 1993 and December 31, 1993, at
    cost..............................................................       (10,255)         (10,000)            (10,000)
  Retained deficit....................................................       (84,646)         (74,532)           (109,248)
  Minimum pension liability adjustment................................        (2,858)          (3,240)             (4,164)
  Cumulative translation adjustment...................................         5,416            1,868                (307)
                                                                         -------------    -------------    -----------------
                                                                              49,317           75,101              43,210
                                                                         -------------    -------------    -----------------
                                                                           $ 799,884        $ 820,209         $ 1,114,291
                                                                         -------------    -------------    -----------------
                                                                         -------------    -------------    -----------------

      The accompanying notes are an integral part of these balance sheets.

                   LEAR SEATING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             TWELVE MONTHS    SIX MONTHS
                                              YEAR ENDED JUNE 30,                ENDED          ENDED
                                      ------------------------------------   DECEMBER 31,    DECEMBER 31,
                                         1991         1992         1993          1993            1993
                                      ----------   ----------   ----------   -------------   ------------
Net sales...........................  $1,085,319   $1,422,740   $1,756,510    $ 1,950,288     $1,005,218
Cost of sales.......................     983,890    1,307,099    1,604,011      1,780,073        932,983
Selling, general and administrative
  expenses..........................      41,596       50,074       61,898         62,717         27,666
Incentive stock and other
  compensation expense (Note 14)....       1,353          (12)          --         18,016         18,016
Amortization of goodwill and other
  intangible assets.................      13,810        8,746        9,548          9,929          4,755
                                      ----------   ----------   ----------   -------------   ------------
  Operating income..................      44,670       56,833       81,053         79,553         21,798
Interest expense....................      61,676       55,158       47,832         45,656         24,767
Foreign currency exchange (gain)
  loss..............................       1,717          300          470             49           (193)
Other expense, net..................       1,574        7,859        4,331          7,750          6,520
                                      ----------   ----------   ----------   -------------   ------------
  Income (loss) before provision for
     national income taxes, minority
     interests in net income of
     subsidiaries, equity income of
     affiliates and extraordinary
     item...........................     (20,297)      (6,484)      28,420         26,098         (9,296)
Provision for national income
  taxes.............................      14,019       12,968       17,847         26,864         13,467
Minority interests in net income of
  subsidiaries......................       1,770          691          470            349             88
Equity (income) loss of
  affiliates........................      (2,917)      (3,013)         (11)         1,032            181
                                      ----------   ----------   ----------   -------------   ------------
  Income (loss) before extraordinary
     item...........................     (33,169)     (17,130)      10,114         (2,147)       (23,032)
Extraordinary loss on early
  extinguishment of debt............          --        5,100           --         11,684         11,684
                                      ----------   ----------   ----------   -------------   ------------
Net income (loss)...................  $  (33,169)  $  (22,230)  $   10,114    $   (13,831)    $  (34,716)
                                      ----------   ----------   ----------   -------------   ------------
                                      ----------   ----------   ----------   -------------   ------------
Net income (loss) per common share
  (Note 18):
  Income (loss) before extraordinary
     item...........................  $   (66.36)  $   (20.36)  $     8.33    $     (2.00)    $   (21.41)
  Extraordinary loss................          --        (6.06)          --         (10.86)        (10.86)
                                      ----------   ----------   ----------   -------------   ------------
                                      $   (66.36)  $   (26.42)  $     8.33    $    (12.86)    $   (32.27)
                                      ----------   ----------   ----------   -------------   ------------
                                      ----------   ----------   ----------   -------------   ------------

        The accompanying notes are an integral part of these statements.

                   LEAR SEATING CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                           WARRANTS                             MINIMUM
                                            ADDITIONAL   EXERCISABLE                            PENSION     CUMULATIVE
                                   COMMON    PAID-IN         INTO       TREASURY   RETAINED    LIABILITY    TRANSLATION
                                   STOCK     CAPITAL     COMMON STOCK    STOCK      DEFICIT    ADJUSTMENT   ADJUSTMENT    TOTAL
                                   ------   ----------   ------------   --------   ---------   ----------   ----------   --------
BALANCE, JUNE 30, 1990............  $  6     $ 59,454      $ 10,000     $(10,000)  $ (29,247)   $     --     $  5,079    $ 35,292
  Net loss........................    --           --            --           --     (33,169)         --           --     (33,169)
  Stock option compensation.......    --        1,353            --           --          --          --           --       1,353
  Re-acquisition of 650 shares of
    common stock subject to
    redemption from management
    investors, at cost............    --           65            --          (65)         --          --           --          --
  Foreign currency translation....    --           --            --           --          --          --          859         859
                                   ------   ----------   ------------   --------   ---------   ----------   ----------   --------
BALANCE, JUNE 30, 1991............     6       60,872        10,000      (10,065)    (62,416)         --        5,938       4,335
  Net loss........................    --           --            --           --     (22,230)         --           --     (22,230)
  Stock option compensation.......    --          (12)           --           --          --          --           --         (12)
  Re-acquisition of 1,900 shares
    of common stock subject to
    redemption from management
    investors, at cost............    --          190            --         (190)         --          --           --          --
  Sale of additional 454,545
    shares of common stock, net of
    transaction expenses..........     4       72,384            --           --          --          --           --      72,388
  Recognize minimum pension
    liability adjustment..........    --           --            --           --          --      (2,858)          --      (2,858)
  Foreign currency translation....    --           --            --           --          --          --         (522)       (522)
  Restate common stock subject to
    redemption to estimated
    maximum redemption value......    --       (1,784)           --           --          --          --           --      (1,784)
                                   ------   ----------   ------------   --------   ---------   ----------   ----------   --------
BALANCE, JUNE 30, 1992............    10      131,650        10,000      (10,255)    (84,646)     (2,858)       5,416      49,317
  Net loss........................    --           --            --           --     (10,771)         --           --     (10,771)
  Sale of additional 121,212
    shares of common stock, net of
    transaction expenses..........     2       19,598            --           --          --          --           --      19,600
  Sale of 2,551 shares of treasury
    stock to management
    investors.....................    --         (255)           --          255          --          --           --          --
  Foreign currency translation....    --           --            --           --          --          --       (4,640)     (4,640)
                                   ------   ----------   ------------   --------   ---------   ----------   ----------   --------
BALANCE, JANUARY 2, 1993..........    12      150,993        10,000      (10,000)    (95,417)     (2,858)         776      53,506
  Net income......................    --           --            --           --      20,885          --           --      20,885
  Minimum pension liability
    adjustment....................    --           --            --           --          --        (382)          --        (382)
  Foreign currency translation....    --           --            --           --          --          --        1,092       1,092
                                   ------   ----------   ------------   --------   ---------   ----------   ----------   --------
BALANCE, JUNE 30, 1993............    12      150,993        10,000      (10,000)    (74,532)     (3,240)       1,868      75,101
  Net loss........................    --           --            --           --     (34,716)         --           --     (34,716)
  Incentive stock option
    compensation..................    --       14,474            --           --          --          --           --      14,474
  Minimum pension liability
    adjustment....................    --           --            --           --          --        (924)          --        (924)
  Foreign currency translation....    --           --            --           --          --          --       (2,175)     (2,175)
  Restate common stock subject to
    redemption to estimated
    maximum redemption value......    --       (8,550)           --           --          --          --           --      (8,550)
                                   ------   ----------   ------------   --------   ---------   ----------   ----------   --------
BALANCE, DECEMBER 31, 1993........  $ 12     $156,917      $ 10,000     $(10,000)  $(109,248)   $ (4,164)    $   (307)   $ 43,210
                                   ------   ----------   ------------   --------   ---------   ----------   ----------   --------
                                   ------   ----------   ------------   --------   ---------   ----------   ----------   --------

        The accompanying notes are an integral part of these statements.

                   LEAR SEATING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                    TWELVE          SIX
                                                                                                    MONTHS         MONTHS
                                                                     YEAR ENDED JUNE 30,            ENDED          ENDED
                                                               -------------------------------   DECEMBER 31,   DECEMBER 31,
                                                                 1991       1992       1993          1993           1993
                                                               --------   --------   ---------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..........................................  $(33,169)  $(22,230)  $  10,114    $  (13,831)    $  (34,716)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities --
    Depreciation and amortization of goodwill and other
      intangible assets......................................    36,758     34,974      40,654        42,559         21,866
    Incentive stock option compensation......................     1,353        (12)         --        14,474         14,474
    Accreted interest on Senior Subordinated Discount
      Notes..................................................    10,322      4,738          --            --             --
    Amortization of deferred financing fees..................     4,096      3,198       2,972         2,594          1,065
    Deferred national income taxes...........................    (6,987)    (1,672)    (10,856)      (12,342)           (90)
    Post-retirement benefits accrued.........................        --         --          --         3,273          3,273
    Loss on retirement of property, plant and equipment......       316         82         374         6,752          6,373
    Extraordinary loss.......................................        --      5,100          --        11,684         11,684
    Other, net...............................................    (3,103)    (2,932)        482          (294)           583
    Net change in working capital items......................    23,921     26,801      50,760        58,388         (7,368)
                                                               --------   --------   ---------   ------------   ------------
      Net cash provided by operating activities..............    33,507     48,047      94,500       113,257         17,144
                                                               --------   --------   ---------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment.................   (20,892)   (27,926)    (31,595)      (45,915)       (28,989)
  Acquisitions (Note 6)......................................    (7,527)      (650)         --      (172,065)      (172,065)
  Proceeds from sale of property, plant and equipment........     2,860        996       1,044           968            133
  Other, net.................................................    (1,862)     1,593        (170)        2,226          2,207
                                                               --------   --------   ---------   ------------   ------------
      Net cash used by investing activities..................   (27,421)   (25,987)    (30,721)     (214,786)      (198,714)
                                                               --------   --------   ---------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term revolving credit borrowings, net (Note 9)........     8,952    (10,284)    (24,130)      225,512        230,700
  Additions to other long-term debt..........................        --     20,000     125,000            --             --
  Reductions in other long-term debt.........................   (26,699)   (69,209)   (154,055)     (103,618)       (54,150)
  Short-term borrowings, net.................................    21,653    (15,270)    (10,771)       12,828         17,729
  Proceeds from sale of common stock, net....................        --     72,388      20,020            --             --
  Deferred financing fees....................................        --     (1,839)     (5,032)      (10,508)       (10,508)
  Increase (decrease) in cash overdrafts.....................    (2,205)   (10,867)      8,993         3,321          2,452
  Other, net.................................................       (25)      (190)         --            --             --
                                                               --------   --------   ---------   ------------   ------------
      Net cash provided (used) by financing activities.......     1,676    (15,271)    (39,975)      127,535        186,223
                                                               --------   --------   ---------   ------------   ------------
  Effect of foreign currency translation.....................     2,423        540      (3,234)       (2,507)        (3,406)
                                                               --------   --------   ---------   ------------   ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS......................    10,185      7,329      20,570        23,499          1,247
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.............    15,703     25,888      33,217        31,535         53,787
                                                               --------   --------   ---------   ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...................  $ 25,888   $ 33,217   $  53,787    $   55,034     $   55,034
                                                               --------   --------   ---------   ------------   ------------
                                                               --------   --------   ---------   ------------   ------------
CHANGES IN WORKING CAPITAL, NET OF EFFECTS OF ACQUISITIONS:
  Accounts receivable, net...................................  $ 21,061   $(42,334)  $ (42,564)   $  (83,475)    $  (60,319)
  Inventories................................................    (2,682)    (6,081)      4,219         2,947         (4,225)
  Accounts payable...........................................     4,346     62,128      49,605        93,950         56,465
  Accrued liabilities and other..............................     1,196     13,088      39,500        44,966            711
                                                               --------   --------   ---------   ------------   ------------
                                                               $ 23,921   $ 26,801   $  50,760    $   58,388     $   (7,368)
                                                               --------   --------   ---------   ------------   ------------
                                                               --------   --------   ---------   ------------   ------------
SUPPLEMENTARY DISCLOSURE:
  Cash paid for interest.....................................  $ 47,304   $ 47,584   $  41,130    $   42,088     $   20,235
                                                               --------   --------   ---------   ------------   ------------
                                                               --------   --------   ---------   ------------   ------------
  Cash paid for income taxes.................................  $ 22,900   $ 12,135   $  21,843    $   15,685     $    4,255
                                                               --------   --------   ---------   ------------   ------------
                                                               --------   --------   ---------   ------------   ------------

        The accompanying notes are an integral part of these statements.

                   LEAR SEATING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Lear Seating Corporation ("the Company"), a Delaware corporation, and its wholly-owned and majority-owned subsidiaries. Investments in less than majority-owned businesses are generally accounted for under the equity method (Note 7).

     Prior to December 31, 1993, the Company was a wholly-owned subsidiary of Lear Holdings Corporation ("Holdings"). On December 31, 1993, Holdings was merged with and into the Company and the separate corporate existence of Holdings ceased (the "Merger"). Prior to the Merger, Holdings had several other wholly-owned subsidiaries, including LS Acquisition No. 14 ("LS No. 14"), Lear Seating Holdings Corp. No. 50 ("LS No. 50") and Lear Seating Sweden, AB ("LS-Sweden"). In conjunction with the Merger, these companies became subsidiaries of the Company. The Merger has been accounted for and reflected in the accompanying financial statements as a merger of companies under common control. As such, the financial statements of the Company have been restated as if the current structure (post-Merger) had existed for all periods presented.

     In February 1994, the Company changed its fiscal year end from June 30 to December 31, effective December 31, 1993. Accordingly, the twelve months ended December 31, 1993 does not constitute a fiscal year.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     Transactions and balances among the Company and its subsidiaries have been eliminated in the consolidated financial statements.

  Inventories

     Inventories are stated at the lower of cost or market. Cost is determined principally using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.

     Inventories are comprised of the following (in thousands):

                                                           JUNE 30,    JUNE 30,    DECEMBER 31,
                                                             1992        1993          1993
                                                           --------    --------    ------------
        Raw materials...................................   $ 29,931    $ 29,005      $ 42,470
        Work-in-process.................................      9,849       8,331        23,394
        Finished goods..................................      6,647       3,541         5,867
                                                           --------    --------    ------------
                                                           $ 46,427    $ 40,877      $ 71,731
                                                           --------    --------    ------------
                                                           --------    --------    ------------

  Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciable property is depreciated over the estimated useful lives of the assets, using principally the straight-line method as follows:

        Buildings and improvements.....................................    20 to 25 years
        Machinery and equipment........................................     5 to 15 years

  Goodwill and Other Intangible Assets

     Goodwill consists of purchase price and related acquisition costs in excess of the fair value of identifiable assets acquired. Goodwill is amortized on a straight-line basis over 40 years. The Company evaluates the

                   LEAR SEATING CORPORATION AND SUBSIDIARIES carrying value of goodwill for potential impairment on an ongoing basis. Such evaluations compare operating income before amortization of goodwill of the operations to which goodwill relates to the amortization recorded. The Company also considers future anticipated operating results, trends and other circumstances in making such evaluations.

     Other intangible assets, consisting of a license agreement, were amortized over the two-year term of the agreement, which expired in September 1990.

  Deferred Financing Fees

     Costs incurred in connection with the issuance of debt are amortized over the term of the related indebtedness using the effective interest method.

  Research and Development

     Costs incurred in connection with the development of new products and manufacturing methods are charged to operations as incurred. Such costs amounted to $7,923,000, $11,387,000, $18,229,000, $16,177,000 and $7,062,000 for the
years ended June 30, 1991, 1992 and 1993 and for the twelve and six months ended December 31, 1993, respectively.

  Foreign Currency Translation

     Assets and liabilities of foreign subsidiaries are generally translated into U.S. dollars at the exchange rates in effect at the end of the period. Revenue and expense accounts are translated using a weighted average of exchange rates in effect during the period. Translation adjustments that arise from translating a foreign subsidiary's financial statements from functional currency to U.S. dollars are reflected as cumulative translation adjustment in the consolidated balance sheets.

     Until December 31, 1992, non-monetary assets and liabilities of a foreign subsidiary operating in Mexico were translated using historical rates, while monetary assets and liabilities were translated at the exchange rates in effect at the end of the period, with the U.S. dollar effects of exchange rate changes included in the results of operations. As of January 1, 1993, Mexico's economy was no longer deemed to be highly inflationary, and since then, the accounts of the subsidiary operating in Mexico have been translated consistent with other foreign subsidiaries.

     Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those transactions which operate as a hedge of a foreign currency investment position, are included in the results of operations as incurred.

  Income Taxes

     The consolidated financial statements reflect the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", for all periods presented. Since the twelve months ended December 31, 1993 does not constitute a fiscal year, the consolidated national income tax provision for this period was determined based upon the provisions of APB Opinion No. 28, "Interim Financial Reporting."

     Deferred national income taxes represent the effect of cumulative temporary differences between income and expense items reported for financial statement and tax purposes, and between the bases of various assets and liabilities for financial statement and tax purposes. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence, it is deemed more likely than not that the asset will not be realized.

                   LEAR SEATING CORPORATION AND SUBSIDIARIES

  Net Income (Loss) Per Common Share

     The weighted average number of common shares outstanding for the years ended June 30, 1991, 1992 and 1993 and for the twelve and six months ended December 31, 1993 were 499,803; 841,464; 1,213,608; 1,075,758, and 1,075,758, respectively. Shares exercisable under the 1988 Stock Option Plan, 1992 Stock Option Plan, and the warrants (Note 14) are included in the weighted average share calculation for the year ended June 30, 1993. These shares are not included in the calculation of weighted average common shares outstanding in other periods as their impact would be anti-dilutive. Weighted averages do not reflect the stock split (Note 18).

  Industry Segment Reporting

     The Company is principally engaged in the design and manufacture of automotive seating and, therefore, separate industry segment reporting is not applicable.

  Reclassifications

     Certain items in prior years' financial statements have been reclassified to conform with the presentation used in the periods ended December 31, 1993.

(3) 1994 REFINANCING -- SUBSEQUENT EVENT

     On February 3, 1994, the Company completed a public offering of $145,000,000 of 8 1/4% Subordinated Notes, due 2002 (the "8 1/4% Notes"). The
8 1/4% Notes require interest payments semi-annually on February 1 and August 1. Fees and expenses related to the issuance of the 8 1/4% Notes are expected to be approximately $5,000,000, including underwriting fees of $2,400,000 paid to Lehman Brothers Inc.

     The net proceeds from the sale of the 8 1/4% Notes were used to finance the redemption of the 14% Subordinated Debentures. Simultaneous with the sale of 8 1/4% Notes, the Company called the 14% Subordinated Debentures for redemption on March 4, 1994, at a redemption price equal to 105.4% of the outstanding principal amount of $135,000,000, plus accrued interest to the redemption date. The premium for early extinguishment of the 14% Subordinated Debentures and the accelerated amortization of deferred financing fees totaled approximately $10,718,000. This amount has been reflected as an extraordinary loss in the periods ending December 31, 1993. The deferred tax benefit related to this extraordinary loss was offset by a valuation allowance.

(4) 1992 REFINANCING AND SALE OF COMMON STOCK

     On July 30, 1992, the Company sold $125,000,000 of 11 1/4% Senior Subordinated Notes (the "11 1/4% Notes") (Note 9). Fees and expenses related to issuance of the 11 1/4% Notes were approximately $5,032,000, including consulting and underwriting fees of $2,200,000 paid to Lehman Brothers Inc. and $50,000 paid to FIMA Finance Management, Inc., an affiliate of IFINT-USA Inc. ("FIMA"), for consulting fees.

     Simultaneous with the sale of the 11 1/4% Notes, the Company issued 121,212 shares of common stock to the four merchant banking partnerships affiliated with Lehman Brothers Inc. ("Lehman Funds") and FIMA, for total proceeds of approximately $20,000,000. Fees and expenses related to the sale were $400,000, paid to the Lehman Funds and FIMA. Certain management investors also purchased 2,551 shares of common stock previously held in treasury for approximately $421,000.

     On August 14, 1992, the Company redeemed the 14 1/4% Senior Subordinated Discount Notes (the "Discount Notes") at a redemption price equal to 103% of the outstanding principal amount of $85,000,000 plus accrued interest. The prepayment premium for early extinguishment of these notes and the accelerated

                   LEAR SEATING CORPORATION AND SUBSIDIARIES amortization of deferred financing fees totaled approximately $4,686,000 and have been reflected as an extraordinary loss in the year ended June 30, 1992. The deferred tax benefit related to this extraordinary loss was offset by a valuation allowance.

     A portion of the net proceeds from the sale of the 11 1/4% Notes and common stock described above were used to finance the redemption of the Discount Notes and to prepay $15,000,000 of the Domestic Term Loan. The balance of the proceeds was designated for temporary reduction of outstanding borrowings on the Domestic Revolving Credit Loan, expansion of the Company's operations and for general corporate purposes.

(5) 1991 CAPITALIZATION AND RELATED TRANSACTIONS

  Capitalization

     Pursuant to a Stock Purchase Agreement dated September 27, 1991 (the "1991 Agreement"), the Company issued 454,545 shares of common stock to the Lehman Funds and FIMA, for total proceeds of approximately $75,000,000. Fees and expenses related to the sale and the transactions described below approximated $7,700,000, of which approximately $3,200,000 was charged to other expense and approximately $1,800,000 was capitalized as deferred financing fees. Such fees and expenses included $4,500,000 paid to Lehman Brothers. The Lehman Funds and FIMA also purchased all of the outstanding common stock and warrants owned by the Company's former majority owner, General Electric Capital Corporation ("GECC"), and certain other stockholders.

     Simultaneous with the sale of common stock, the Company obtained a $20,000,000 real estate mortgage from GECC.

     The net proceeds from the sale of common stock and the real estate mortgage were used to reduce outstanding borrowings on the Domestic Revolving Credit Loan by $32,000,000, to prepay the Domestic Term Loan by $48,500,000, and to purchase LS-Sweden (see discussion below). A write-off of deferred financing fees of $414,000 related to the prepayment of the Domestic Term Loan was recognized as an extraordinary loss in the consolidated statement of operations for the year ended June 30, 1992. The deferred tax benefit related to this extraordinary loss was offset by a valuation allowance.

     Assuming the sale of common stock and the retirement of debt had taken place on July 1, 1990, the Company's unaudited pro forma net loss per common share, which does not reflect the stock split (Note 18), for the year ended June 30, 1991 would have been $32.65. The pro forma results and the weighted average shares outstanding used to calculate the pro forma net loss per common share give effect to the reduced interest expense, net of related income taxes, and the increased number of shares that would have been outstanding from July 1, 1990 through June 30, 1991, respectively.

     The 1991 Agreement required the Company to make certain representations and warranties prior to the sale with respect to its tax position and title to the new shares. The Company is required to indemnify the parties to the Agreement for any aggregate losses, liabilities, claims or expenses arising from a breach of the aforementioned representations and warranties. Management is not currently aware of any information or condition which will require indemnification under the terms of the Agreement.

  Lear Seating Sweden, AB

     In October 1990, the Company entered into an agreement with Saab Automobile AB ("Saab") in which, effective January 1991, Saab agreed to purchase, and the Company agreed to supply, completely assembled seat modules on a just-in-time basis to Saab's production facilities located in Trollhattan, Sweden. The Company then established a Swedish subsidiary, Lear Seating Sweden, AB ("LS-Sweden").

                   LEAR SEATING CORPORATION AND SUBSIDIARIES

     In February 1991, the Company sold its investment in the common stock of LS-Sweden to GECC, then a major shareholder of the Company, for $100,000. The Company entered into an agreement with GECC to continue to manage the operations of LS-Sweden. GECC agreed to provide sufficient funds to LS-Sweden to finance the purchase of inventory and equipment from Saab at estimated book value of approximately $3,900,000 and to fund working capital requirements. In addition, GECC agreed to provide the Company with the right of first refusal in the event of sale, assignment, or transfer of substantially all of the assets or common stock of LS-Sweden.

     On September 27, 1991, and as part of the capitalization, the Company reacquired all common stock of LS-Sweden from GECC for $100,000. In addition, the Company repaid cumulative advances from GECC to LS-Sweden and related expenses in the aggregate amount of approximately $7,300,000.

     The sale and purchase transactions described above related to LS-Sweden's common stock are accounted for as transactions between entities under common control. Accordingly, the Company's consolidated financial statements include the balance sheet accounts and results of operations of LS-Sweden as if it were a subsidiary of the Company since its inception in January 1991.

(6) ACQUISITIONS

  Acquisition of Certain Assets of the North American Seating Business of Ford Motor Company ("NAB")

     On November 1, 1993, the Company purchased certain assets of the Plastics and Trim Products Division of Ford Motor Company ("Ford") consisting of (i) the U.S. operations that supply seat trim and trimmed seat assemblies to Ford which are manufactured by Favesa, S.A. de C.V. ("Favesa"); (ii) all of the shares of Favesa, a maquiladora company located in Juarez, Mexico; and (iii) certain inventories and assets employed in the operation of Favesa (collectively referred as the "NAB"). In connection with this transaction, the Company and Ford entered into a long-term supply agreement for certain products produced by these operations at agreed upon prices.

     This acquisition was accounted for as a purchase, and accordingly, the operating results of the NAB have been included in the accompanying financial statements since the date of acquisition. The purchase price, after giving effect to an adjustment related to changes in NAB working capital, was financed and allocated to the purchased assets as follows (in thousands):

        Cash consideration paid to seller, net of cash acquired of
          $2,671...........................................................   $170,727
        Execution of promissory notes (Notes 8 and 9)......................     10,500
        Fees and expenses (including $500 paid to Lehman Brothers Inc.)....      1,338
                                                                              --------
             Total purchase price..........................................   $182,565
                                                                              --------
                                                                              --------
        Property, Plant and Equipment......................................   $ 85,565
        Net non-cash working capital.......................................        773
        Other assets purchased and liabilities assumed, net................     (3,057)
        Goodwill...........................................................     99,284
                                                                              --------
             Total purchase price allocation...............................   $182,565
                                                                              --------
                                                                              --------

     The cash portion of the purchase price was financed with borrowings under the Company's domestic credit agreement (Note 9). The purchase price and related allocation may be revised in the next year based on revisions of preliminary estimates of fair values made at the date of purchase. Such changes are not expected to be significant.

     As part of the NAB Acquisition, the Company has exercised an option to cause Ford to purchase two facilities in consideration of Ford cancelling a $19,915,000 note payable (Note 8). The Company has

                   LEAR SEATING CORPORATION AND SUBSIDIARIES exercised this option, and the sale of these facilities is scheduled to occur on March 15, 1994. The Company will lease one of these facilities until the earlier of March 15, 1996 or the date it vacates this facility.

     Assuming the acquisition had taken place as of the beginning of each period presented, the consolidated pro forma results of operations of the Company would have been as follows, after giving effect to certain adjustments, including certain operations adjustments consisting principally of managements' estimates of the effects of product pricing adjustments negotiated in connection with the acquisition and incremental ongoing NAB engineering, overhead and administrative expenses, increased interest expense and goodwill amortization and the related income tax effects (Unaudited; in thousands, except per share data):

                                                                       TWELVE MONTHS         SIX MONTHS
                                                     YEAR ENDED            ENDED                ENDED
                                                    JUNE 30, 1993    DECEMBER 31, 1993    DECEMBER 31, 1993
                                                    -------------    -----------------    -----------------
Net sales........................................    $ 2,235,150        $ 2,361,422          $ 1,159,482
Income (loss) before extraordinary item..........         26,580              5,058              (19,582)
Net income (loss)................................         26,580             (6,626)             (31,266)
Income per common share before extraordinary
  item...........................................          21.90               3.96               (18.20)
Net income (loss) per common share...............          21.90              (5.28)              (29.06)

     The pro forma information above does not reflect the stock split (Note 18) and does not purport to be indicative of the results that actually would have been obtained if the operations were combined during the periods presented, and is not intended to be a projection of future results or trends.

  Acquisition of Central de Industrias, S.A. de C.V. ("CISA")

     From April 1991 through October 1991, the Company, through LS No. 50, acquired approximately 4,514,600 shares of the common stock of CISA for an aggregate purchase price of approximately $8,177,000, including related expenses. These shares represented approximately 38% of CISA's outstanding common stock. Prior to this purchase, the Company had owned approximately 61% of CISA's common stock, resulting in a total ownership interest of over 99%. These acquisitions were accounted for as purchases and the aggregate purchase price approximated the fair value of net assets acquired.

  Acquisition of Fair Haven Industries, Inc.

     In July 1990, the Company, through a subsidiary, acquired 9,600 newly issued shares of the common stock of Fair Haven Industries, Inc. ("FHI") for approximately $750,000, plus related expenses. The shares acquired represented approximately 49% of FHI's outstanding common stock. The Company also received an option to acquire an additional 2% of FHI common stock for nominal additional consideration and an irrevocable proxy to vote those shares, resulting in a controlling interest. The 2% option was exercised in December 1991.

     The acquisition was accounted for as a purchase. The excess of the purchase price over the fair value of net assets acquired was approximately $3,801,000 with the minority interest valued at zero. Subsequently, the Company determined that the excess purchase price of $3,801,000 was not realizable and recorded the amount as a charge against operating income in the year ended June 30, 1991. FHI has been included in the Company's consolidated financial statements for all periods presented.

     In August 1993, the Company reached a settlement with the former owners of FHI in which the Company agreed to purchase the remaining 49% of FHI's common stock and release all claims against the former owners arising from the July 1990 purchase. The settlement amount, plus related legal costs, was not significant and was charged to operating income in the year ended June 30, 1993.

                   LEAR SEATING CORPORATION AND SUBSIDIARIES

(7) INVESTMENTS IN AFFILIATES

     The investments in affiliates are as follows:

                                                               PERCENT BENEFICIAL OWNERSHIP
                                                            -----------------------------------
                                                                  JUNE 30,           DECEMBER
                                                            --------------------        31,
                                                            1991    1992    1993       1993
                                                            ----    ----    ----    -----------
        General Seating of America, Inc..................    35%     35%     35%         35%
        General Seating of Canada, Ltd...................    35      35      35          35
        Pacific Trim Corporation Ltd. (Thailand).........    20      20      20          20
        Probel, S.A. (Brazil)............................    31      31      31          31
        Moldeados Interiores, S.A. de C.V................    38      --      --          --

     The above businesses are generally involved in the manufacture of automotive seating and seating components.

     Investments in General Seating of America, Inc., General Seating of Canada, Ltd., and Pacific Trim Corporation Ltd. are accounted for using the equity method. In June 1993, the Company revalued its investment in Probel, which was previously accounted for using the cost method, to zero due to continued operating losses and other factors impacting its potential recoverability. A charge of approximately $1,700,000 was recorded and is reflected in equity income of affiliates in the consolidated statement of operations in the year ended June 30, 1993 and the twelve months ended December 31, 1993.

     The investment in Moldeados Interiores, S.A. de C.V. was accounted for using the equity method until its sale in July 1991. The gain recognized on this sale was not material.

     The aggregate investment in affiliates was $6,379,000, $4,756,000 and $4,593,000 as of June 30, 1992, June 30, 1993 and December 31, 1993,
respectively.

     Dividends of approximately $930,000 and $985,000 were received by the Company in the years ended June 30, 1992 and 1993, respectively, from General Seating of Canada, Ltd. No other dividends were received by the Company from affiliates during 1991, 1992 or 1993.

                   LEAR SEATING CORPORATION AND SUBSIDIARIES

     Summarized group financial information for affiliates accounted for under the equity method is as follows (unaudited, in thousands):

                                                            JUNE       JUNE       DECEMBER
                                                             30,        30,          31,
                                                            1992       1993         1993
                                                           -------    -------    -----------
        Balance sheet data:
          Current assets................................   $19,032    $17,004      $18,277
          Non-current assets............................    15,154     13,717       14,081
          Current liabilities...........................    18,847     16,757       14,478
          Non-current liabilities.......................     5,700      5,700        5,700

                                                                            TWELVE MONTHS     SIX MONTHS
                                              YEAR ENDED JUNE 30,               ENDED           ENDED
                                        --------------------------------    DECEMBER 31,     DECEMBER 31,
                                          1991        1992        1993          1993             1993
                                        --------    --------    --------    -------------    ------------
Income statement data:
  Net sales..........................   $114,705    $129,220    $119,837      $ 122,448        $ 58,399
  Gross profit.......................     17,541      19,335      13,001         12,593           4,915
  Income before provision for income
     taxes...........................      8,491      11,643      10,833          7,317           2,347
  Net income.........................      7,926       8,246       6,566          5,031           1,409

     The Company had sales to affiliates of approximately $10,393,000, $11,787,000, $10,711,000, $11,123,000 and $5,315,000 for the years ended June
30, 1991, 1992 and 1993, and for the twelve and six months ended December 31, 1993, respectively. Included in the Company's accounts receivable are trade receivables from affiliates of approximately $1,056,000, $878,000 and $936,000 at June 30, 1992, June 30, 1993 and December 31, 1993, respectively.

     The Company has guaranteed certain obligations of its affiliates. The Company's share of amounts outstanding under guaranteed obligations as of June 30, 1992, June 30, 1993 and December 31, 1993 amounted to $3,484,000, $3,224,000 and $6,253,000, respectively.

(8) SHORT-TERM BORROWINGS

     Short-term borrowings are comprised of the following (in thousands):

                                                       JUNE 30, 1992    JUNE 30, 1993    DECEMBER 31, 1993
                                                       -------------    -------------    -----------------
Lines of credit.....................................      $11,982          $ 1,211            $18,152
Unsecured notes payable --
  Ford Motor Company, non-interest bearing..........           --               --              9,300
  Ford Motor Company, 11 1/2% (Note 6)..............           --               --             19,915
Trade acceptance payable, 7 1/4%....................           --               --                788
                                                       -------------    -------------    -----------------
                                                          $11,982          $ 1,211            $48,155
                                                       -------------    -------------    -----------------
                                                       -------------    -------------    -----------------

     At December 31, 1993, the Company has lines of credit available with banks of approximately $69,190,000, subject to certain restrictions imposed by the credit agreement (Note 9). Short-term bank

                   LEAR SEATING CORPORATION AND SUBSIDIARIES borrowings, in U.S. dollar equivalents, based on the amounts outstanding at the end of each month were as follows for the indicated period (in thousands):

                                          YEAR ENDED JUNE 30,           TWELVE MONTHS         SIX MONTHS
                                     -----------------------------          ENDED                ENDED
                                      1991       1992       1993      DECEMBER 31, 1993    DECEMBER 31, 1993
                                     -------    -------    -------    -----------------    -----------------
Maximum amount outstanding at any
  month-end.......................   $21,119    $18,092    $16,260         $18,152              $18,152
Average amount outstanding........    12,540     15,394      8,198           6,908                7,362
Weighted average interest rate at
  end of period...................      16.9%       8.7%       8.6%            6.3%                 6.3%
Weighted average interest rate
  during the period...............      16.3%      13.2%       9.9%            6.0%                 6.9%

(9) LONG-TERM DEBT

     Long-term debt is comprised of the following (in thousands):

                                                       JUNE 30, 1992    JUNE 30, 1993    DECEMBER 31, 1993
                                                       -------------    -------------    -----------------
Senior Debt:
  Term loans --
     Domestic.......................................     $  51,300        $  33,550          $      --
     Canadian.......................................        50,000               --                 --
     German.........................................         9,887            8,827              7,592
                                                       -------------    -------------    -----------------
                                                           111,187           42,377              7,592
                                                       -------------    -------------    -----------------
  Revolving credit loans --
     Domestic.......................................        16,662               --            230,700
     Canadian.......................................         7,468               --                 --
                                                       -------------    -------------    -----------------
                                                            24,130               --            230,700
                                                       -------------    -------------    -----------------
  Mortgage payable..................................        20,000           20,000                 --
                                                       -------------    -------------    -----------------
                                                           155,317           62,377            238,292
          Less -- Current portion...................       (26,986)          (1,261)            (1,168)
                                                       -------------    -------------    -----------------
                                                           128,331           61,116            237,124
                                                       -------------    -------------    -----------------
Subordinated Debt:
  14 1/4% Senior Subordinated Discount Notes (Note
     4).............................................        85,000               --                 --
  11 1/4% Senior Subordinated Notes (Note 4)........            --          125,000            125,000
  14% Subordinated Debentures (Note 3)..............       135,000          135,000            135,000
                                                       -------------    -------------    -----------------
                                                           220,000          260,000            260,000
                                                       -------------    -------------    -----------------
Note Payable........................................            --               --              1,200
                                                       -------------    -------------    -----------------
                                                         $ 348,331        $ 321,116          $ 498,324
                                                       -------------    -------------    -----------------
                                                       -------------    -------------    -----------------

     In October 1993, the Company amended and restated its existing credit agreement with a syndicate of banks. The new $425 million revolving credit facility (the "Credit Agreement") enabled the Company to replace the existing Domestic Term Loan and Domestic Revolving Credit Facility, finance the cash portion of the NAB Acquisition (Note 6) and retire an existing $20 million mortgage payable. The accelerated amortization of deferred financing fees related to the previous Domestic Term Loan and Domestic Revolving Credit Facility and the mortgage payable totaled approximately $1,464,000. This amount, net of the related tax benefit of $498,000, has been reflected as an extraordinary loss in the periods ending December 31, 1993.

                   LEAR SEATING CORPORATION AND SUBSIDIARIES

In connection with this transaction, the Company paid $500,000 to Lehman Brothers for consulting fees. In addition, Lehman Commercial Paper, Inc., an affiliate of the Lehman Funds, is a managing agent of the Credit Agreement and received fees of $666,000.

     Loans under the Credit Agreement bear interest at the Eurodollar rate plus 3/4% to 1 1/2% or prime rate plus 0% to 1/2%, depending on the satisfaction of certain financial ratios. The Company pays a commitment fee on the unused balance of the facility of 3/8% to 1/2%, depending on certain ratios. At December 31, 1993, interest was being charged at the Eurodollar rate plus 1 1/2% and the commitment fee is 1/2%. Amounts available to be drawn under the Credit Agreement will decrease by $40 million on each of October 31, 1996, April 29, 1997, October 31, 1997 and April 29, 1998. The facility expires on October 31, 1998.

     The German Term Loan bears interest at a stated rate of 9.125%, is payable in Deutschemarks in quarterly installments of approximately $292,000 through March 2000, and is collateralized by certain assets of a German subsidiary.

     The Canadian Revolving Credit Loan bears interest at the prime rate plus 1/2%, is payable in September 1994, with an option to extend through September 1995 with the consent of the lending banks, and is guaranteed by letters of credit issued under the Credit Agreement.

     The Company had available unused long-term revolving credit commitments of $157,454,000 at December 31, 1993, net of $36,846,000 of outstanding letters of credit. Borrowings on revolving credit loans were $665,594,000, $737,839,000, $549,208,000, $986,308,000 and $820,519,000 for the years ended June 30, 1991,
1992 and 1993 and the twelve and six months ended December 31, 1993, respectively. Repayments on revolving credit loans were $656,642,000, $748,123,000, $573,338,000, $760,796,000 and $589,819,000 for the years ended
June 30, 1991, 1992 and 1993 and the twelve and six months ended December 31, 1993, respectively.

     The weighted average interest rates on the Senior Debt as of June 30, 1992, June 30, 1993 and December 31, 1993 were 7.3%, 7.5% and 5.1%, respectively.

     The 11 1/4% Senior Subordinated Notes, due in 2000, require payments of interest semi-annually.

     The 14% Subordinated Debentures were redeemed subsequent to December 31, 1993 in connection with the refinancing (Note 3).

     The Credit Agreement and Subordinated Debt Agreements contain numerous restrictive covenants. The most restrictive of these covenants are financial covenants related to maintenance of certain levels of net worth, operating profit and interest coverage. The financial covenants generally become more restrictive with the passage of time. These agreements also, among other things, significantly restrict the Company's ability to incur additional indebtedness, declare dividends, make investments and advances, sell assets and limit capital expenditures to specified amounts. The German Term Loan agreement also contains certain restrictive covenants.

     As of December 31, 1993, the Company is unable to declare dividends. Loans under the Credit Agreement and the German Term Loan are collectively collateralized by substantially all assets of the Company.

     The scheduled maturities of long-term debt at December 31 for the five succeeding years before consideration of the refinancing described in Note 3 are as follows (in thousands):

        1994...............................................................   $  1,168
        1995...............................................................      2,368
        1996...............................................................      1,168
        1997...............................................................      1,168
        1998...............................................................    265,618

                   LEAR SEATING CORPORATION AND SUBSIDIARIES

(10) NATIONAL INCOME TAXES

     A summary of income (loss) before provision for national income taxes and components of the provision for national income taxes for the indicated periods is as follows (in thousands):

                                                                          TWELVE           SIX
                                                                          MONTHS          MONTHS
                                          YEAR ENDED JUNE 30,             ENDED           ENDED
                                    -------------------------------    DECEMBER 31,    DECEMBER 31,
                                      1991        1992       1993          1993            1993
                                    --------    --------    -------    ------------    ------------
        Income (loss) before
          provision for national
          income taxes, minority
          interests in net income
          of subsidiaries, equity
          income of affiliates
          and extraordinary item:
             Domestic............   $(47,302)   $(19,964)   $ 6,759      $ (3,433)       $(15,105)
             Foreign.............     27,005      13,480     21,661        29,531           5,809
                                    --------    --------    -------    ------------    ------------
                                    $(20,297)   $ (6,484)   $28,420      $ 26,098        $ (9,296)
                                    --------    --------    -------    ------------    ------------
                                    --------    --------    -------    ------------    ------------
        Domestic provision for
          national income taxes:
             Current provision...   $     --    $  2,146    $ 6,873      $  7,442        $  5,404
                                    --------    --------    -------    ------------    ------------
             Deferred --
               Deferred
                  provision......        958       2,603      1,481           904             943
               Tax benefit of net
                  operating
                  losses carried
                  back...........     (6,119)         --         --            --              --
               Benefit of
                  previously
                  unbenefitted
                  net operating
                  loss
                 carryforwards...         --          --     (2,446)       (2,953)         (1,613)
                                    --------    --------    -------    ------------    ------------
                                      (5,161)      2,603       (965)       (2,049)           (670)
                                    --------    --------    -------    ------------    ------------
        Foreign provision for
          national income taxes:
             Current provision...     21,006      12,494     17,449        22,477           9,739
                                    --------    --------    -------    ------------    ------------
             Deferred --
               Deferred
                  provision......        242      (2,123)    (1,725)       (1,006)         (1,006)
               Adjustment due to
                  changes in
                  enacted tax
                  rates..........         --          --       (993)           --              --
               Tax benefit of
                  operating
                  losses.........     (2,068)     (2,152)    (2,792)           --              --
                                    --------    --------    -------    ------------    ------------
                                      (1,826)     (4,275)    (5,510)       (1,006)         (1,006)
                                    --------    --------    -------    ------------    ------------
        Provision for national
          income taxes...........   $ 14,019    $ 12,968    $17,847      $ 26,864        $ 13,467
                                    --------    --------    -------    ------------    ------------
                                    --------    --------    -------    ------------    ------------

                   LEAR SEATING CORPORATION AND SUBSIDIARIES

     The differences between the United States Federal statutory income tax rate of 35% for the periods ended December 31, 1993 and 34% for the years ended June 30, 1991, 1992 and 1993 and the consolidated effective national income tax rate for the periods indicated are summarized as follows (in thousands):

                                                                            TWELVE MONTHS     SIX MONTHS
                                                YEAR ENDED JUNE 30,             ENDED           ENDED
                                           -----------------------------    DECEMBER 31,     DECEMBER 31,
                                            1991       1992       1993          1993             1993
                                           -------    -------    -------    -------------    ------------
Income (loss) before provision for
  national income taxes, minority
  interests in net income of
  subsidiaries, equity income of
  affiliates and extraordinary item
  multiplied by the United States Federal
  statutory rate.........................  $(6,901)   $(2,205)   $ 9,663       $ 9,135         $ (3,254)
Utilization of domestic net operating
  loss carryforwards.....................       --         --     (2,446)       (2,953)          (1,613)
Differences between domestic and
  effective foreign tax rates............    9,999      3,636        901         3,664            2,420
Operating losses not tax benefitted......    6,663      8,562      3,674         4,850            4,280
Increase in valuation allowance..........       --         --        426         8,775           10,850
Domestic income taxes provided on foreign
  earnings...............................       --         --      1,564           875               70
Amortization of goodwill.................    4,259      2,974      3,246         3,344            1,531
Other, net...............................       (1)         1        819          (826)            (817)
                                           -------    -------    -------    -------------    ------------
                                           $14,019    $12,968    $17,847       $26,864         $ 13,467
                                           -------    -------    -------    -------------    ------------
                                           -------    -------    -------    -------------    ------------

     Deferred national income taxes represent temporary differences in the recognition of certain items for income tax and financial reporting purposes. The components of the net deferred national income tax liability are summarized as follows (in thousands):

                                                        JUNE 30,     JUNE 30,     DECEMBER 31,
                                                          1992         1993           1993
                                                        --------     --------     ------------
        Deferred national income tax liabilities:
          Depreciation and basis difference..........   $ 28,165     $ 18,837       $ 13,788
          Financing and intercompany transactions....      9,348        9,855          9,663
          Taxes provided on unremitted foreign
             earnings................................      2,346        1,930          6,054
          Benefit plans..............................         --        1,234          1,264
          Other......................................      1,440        1,740          2,646
                                                        --------     --------     ------------
                                                        $ 41,299     $ 33,596       $ 33,415
                                                        --------     --------     ------------
                                                        --------     --------     ------------

                   LEAR SEATING CORPORATION AND SUBSIDIARIES

                                                        JUNE 30,     JUNE 30,     DECEMBER 31,
                                                          1992         1993           1993
                                                        --------     --------     ------------
        Deferred national income tax assets:
          Tax credit carryforwards...................   $(18,105)    $(18,105)      $(23,671)
          Tax loss carryforwards.....................     (7,187)     (13,203)       (17,082)
          Benefit plans..............................     (3,676)      (4,645)        (6,153)
          Accruals...................................     (3,306)      (3,654)        (5,435)
          Deferred financing fees....................     (2,922)      (1,640)        (4,742)
          Minimum pension liability adjustment.......     (1,563)      (1,962)        (1,784)
          Alternative minimum tax carryforward.......     (1,242)      (1,053)          (432)
          Deferred compensation......................     (1,324)      (1,324)        (7,640)
          Other......................................       (413)      (1,398)        (1,290)
                                                        --------     --------     ------------
                                                         (39,738)     (46,984)       (68,229)
        Valuation allowance..........................     24,209       30,108         51,454
                                                        --------     --------     ------------
                                                         (15,529)     (16,876)       (16,775)
                                                        --------     --------     ------------
        Net deferred national income tax liability...   $ 25,770     $ 16,720       $ 16,640
                                                        --------     --------     ------------
                                                        --------     --------     ------------

     The net deferred national income tax liability includes deferred tax assets of $2,173,000, $81,000 and $58,000 as of June 30, 1992, June 30, 1993 and
December 31, 1993, respectively, and a deferred tax liability of $1,551,000, $1,265,000 and $1,561,000 as of June 30, 1992, June 30, 1993 and December 31,
1993, respectively, which have been classified as current in the consolidated balance sheets and a deferred tax asset of $752,000 as of December 31, 1993, which has been classified as long-term in the consolidated balance sheet.

     Deferred national income taxes and withholding taxes have been provided on earnings of the Company's Canadian subsidiary to the extent it is anticipated that the earnings will be remitted in the form of future dividends. Deferred national income taxes and withholding taxes have not been provided on the undistributed earnings of the Company's European and Mexican subsidiaries as such amounts are deemed to be permanently reinvested. The cumulative undistributed earnings at December 31, 1993 on which the Company had not provided additional national income taxes and withholding taxes were approximately $19,942,000.

     In June 1993, the Company settled with the Canadian taxing authorities on the open issues relating to its Canadian tax returns through 1989. In addition, a settlement was reached with Revenue Canada regarding treatment of certain items relating to the Company's financing subsidiaries. The expense related to these settlements was provided by the Company prior to the year ended June 30, 1993, and did not have a material effect on the Company's results of operations or financial position.

     As of December 31, 1993 the Company had a net operating loss carryforward for United States income tax return purposes of approximately $1,039,000, subject to certain limitations, expiring in the year 2006. In addition, two European subsidiaries had net operating loss carryforwards for tax return purposes totalling approximately $31,500,000, which have no expiration date, and FHI had a net operating loss carryforward of approximately $7,200,000, expiring in 2007. The foreign tax credit carryforwards expire in 1994 through 1996.

(11) RETIREMENT PLANS

     The Company has noncontributory defined benefit pension plans covering substantially all domestic employees and certain employees in foreign countries. The Company's salaried plans provide benefits based on a career average earnings formula. Hourly pension plans provide benefits under flat benefit formulas. The Company also has a contractual arrangement with a key employee which provides for supplemental retirement benefits. In general, the Company's policy is to fund these plans based on legal requirements, tax considerations, and local practices.

                   LEAR SEATING CORPORATION AND SUBSIDIARIES

     Components of the Company's pension expense include the following for the periods indicated (in thousands):

                                                                                      TWELVE MONTHS     SIX MONTHS
                                                          YEAR ENDED JUNE 30,             ENDED           ENDED
                                                     -----------------------------    DECEMBER 31,     DECEMBER 31,
                                                      1991       1992       1993          1993             1993
                                                     -------    -------    -------    -------------    ------------
Service cost......................................   $ 2,229    $ 2,921    $ 3,096       $ 3,466         $  1,918
Interest cost on projected benefit obligation.....     5,309      6,211      5,908         6,142            3,188
Actual return on assets...........................    (2,942)    (4,894)    (6,618)       (7,847)          (4,538)
Net amortization and deferral.....................    (1,886)       471      1,785         3,131            2,238
                                                     -------    -------    -------    -------------    ------------
Net pension expense...............................   $ 2,710    $ 4,709    $ 4,171       $ 4,892         $  2,806
                                                     -------    -------    -------    -------------    ------------
                                                     -------    -------    -------    -------------    ------------

     The following table sets forth a reconciliation of the funded status of the Company's defined benefit pension plans to the related amounts recorded in the consolidated balance sheets (in thousands):

                                        JUNE 30, 1992                   JUNE 30, 1993                 DECEMBER 31, 1993
                                 ----------------------------    ----------------------------    ----------------------------
                                  PLANS WHOSE     PLANS WHOSE     PLANS WHOSE     PLANS WHOSE     PLANS WHOSE     PLANS WHOSE
                                 ASSETS EXCEED    ABO EXCEEDS    ASSETS EXCEED    ABO EXCEEDS    ASSETS EXCEED    ABO EXCEEDS
                                      ABO           ASSETS            ABO           ASSETS            ABO           ASSETS
                                 -------------    -----------    -------------    -----------    -------------    -----------
Actuarial present value of:
  Vested benefit obligation....     $11,393         $47,570         $13,946         $48,001         $11,938        $  58,076
  Non-vested benefit
    obligation.................          42           2,171             809           1,908              77            3,139
                                 -------------    -----------    -------------    -----------    -------------    -----------
Accumulated benefit obligation
  (ABO)........................      11,435          49,741          14,755          49,909          12,015           61,215
Effects of anticipated future
  compensation increases.......         983           8,366           9,135             883           1,075           10,097
                                 -------------    -----------    -------------    -----------    -------------    -----------
Projected benefit obligation...      12,418          58,107          23,890          50,792          13,090           71,312
Plan assets at fair value......      16,952          36,674          21,942          36,034          18,317           42,833
                                 -------------    -----------    -------------    -----------    -------------    -----------
Projected benefit obligation in
  excess of (less than) plan
  assets.......................      (4,534)         21,433           1,948          14,758          (5,227)          28,479
Unamortized net loss...........      (3,027)         (6,838)         (2,946)         (4,943)         (1,270)         (12,461)
Unrecognized prior service
  cost.........................          --             165             641          (2,041)            (20)          (1,065)
Unamortized net asset
  (obligation) at transition...       5,047          (1,922)          4,039          (1,413)          4,001           (1,580)
Adjustment required to
  recognize minimum
  liability....................          --           6,545              --           7,601              --           11,105
                                 -------------    -----------    -------------    -----------    -------------    -----------
Accrued pension (asset)
  liability recorded in the
  consolidated balance
  sheets.......................     $(2,514)        $19,383         $ 3,682         $13,962         $(2,516)       $  24,478
                                 -------------    -----------    -------------    -----------    -------------    -----------
                                 -------------    -----------    -------------    -----------    -------------    -----------

                   LEAR SEATING CORPORATION AND SUBSIDIARIES

     The actuarial assumptions used in determining pension expense and the funded status information shown above were as follows:

                                                                          TWELVE MONTHS     SIX MONTHS
                                                  YEAR ENDED JUNE 30,         ENDED           ENDED
                                                 ---------------------    DECEMBER 31,     DECEMBER 31,
                                                 1991    1992     1993        1993             1993
                                                 ----    ----     ----    -------------    ------------
Discount rate:
  Domestic plans..............................     8%      8%       8%       7.5-8%           7.5-8%
  Foreign plans...............................    10%      9%     7-9%         7-9%             7-8%
Rate of salary progression:
  Domestic plans..............................     6%      6%       6%           6%               6%
  Foreign plans...............................     4%    1-5%     3-5%         3-5%             3-5%
Long-term rate of return on assets:
  Domestic plans..............................     9%      9%       9%           9%               9%
  Foreign plans...............................    10%      9%       9%         8-9%               8%

     Plan assets include cash equivalents, common and preferred stock, and government and corporate debt securities.

     Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," required the Company to record a minimum liability as of June 30, 1992, June 30, 1993 and December 31, 1993. As of December 31, 1993, the Company recorded a long-term liability of $11,105,000, an intangible asset of $5,157,000, which is included with other assets, and a reduction in stockholders' equity of $4,164,000, net of income taxes of $1,784,000.

     The Company also sponsors defined contribution plans and participates in Government sponsored programs in certain foreign countries. Contributions are determined as a percentage of each covered employee's salary. The Company also participates in multi-employer pension plans for certain of its hourly employees and contributes to those plans based on collective bargaining agreements. The aggregate cost of the defined contribution and multi-employer pension plans charged to operations was $1,001,000, $1,093,000, $1,335,000, $1,712,000 and
$1,002,000 for the years ended June 30, 1991, 1992 and 1993 and the twelve and six months ended December 31, 1993, respectively.

(12) POST-RETIREMENT BENEFITS

     On July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers Accounting for Post-retirement Benefits Other Than Pensions" for its domestic plans. This standard, which must be adopted for foreign plans no later than 1995, requires that the expected cost of post-retirement benefits be charged to expense during the years in which the employees render service to the Company.

     The Company's domestic post-retirement plans generally provide for the continuation of medical benefits for all employees who complete 10 years of service after age 45 and retire from the Company at age 55 or older. The Company does not fund its post-retirement benefit obligation. Rather, payments are made as costs are incurred by covered retirees.

     As of July 1, 1993, the Company's accumulated post-retirement benefit obligation was approximately $31,925,000. Because the Company had previously recorded a liability of $6,277,000 related to these benefits, the net transition obligation, which will be amortized over 20 years, was $25,648,000. The following table sets forth a reconciliation of the funded status of the accrued post-retirement benefits liability to the related

                   LEAR SEATING CORPORATION AND SUBSIDIARIES amounts recorded in the financial statements as of December 31, 1993, excluding the amounts related to the acquisition of the NAB as discussed below (in thousands):

        Accumulated Post-retirement Benefit Obligation ("APBO"):
          Retirees.........................................................   $ 10,776
          Fully eligible active plan participants..........................      4,051
          Other active participants........................................     19,783
        Unamortized Transition Obligation..................................    (25,007)
                                                                              --------
        Liability Recorded in the Balance Sheet (includes current liability
          of $675).........................................................   $  9,603
                                                                              --------
                                                                              --------

     Components of the Company's post-retirement benefit expense based upon an adoption date of July 1, 1993 for the indicated periods were as follows (in thousands):

                                                                    YEAR         SIX MONTHS
                                                                   ENDED           ENDED
                                                                DECEMBER 31,    DECEMBER 31,
                                                                    1993            1993
                                                                ------------    ------------
        Service cost.........................................      $1,719          $1,719
        Interest cost on APBO................................       1,313           1,313
        Amortization of transition obligation................         641             641
                                                                ------------    ------------
        Net post-retirement benefit expense..................      $3,673          $3,673
                                                                ------------    ------------
                                                                ------------    ------------

     The APBO as of December 31, 1993 was calculated using an assumed discount rate of 7.5%. Health care costs were assumed to rise 13.8% in 1994, with the assumed rate increase decreasing by 1% per year to a minimum of 6.4% in 2008. To illustrate the significance of these assumptions, a rise in the assumed rate of health care cost increases of 1% each year would increase the APBO as of December 31, 1993 by $4,702,000 and increase the net post-retirement benefit expense by $577,000 for the six months ended December 31, 1993.

     In connection with the acquisition of the NAB (Note 6) the Company assumed certain post-retirement obligations. Accordingly, a liability for the estimated APBO of $965,000 was recorded in purchase accounting.

     Prior to July 1, 1993, post-retirement benefit costs were expensed as incurred. Benefit payments were approximately $1,076,000, $883,000, $826,000, $758,000 and $400,000 for the years ended June 30, 1991, 1992 and 1993 and for the twelve and six months ended December 31, 1993.

     In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers Accounting for Post-Employment Benefits." This statement requires that employers accrue the cost of post-employment benefits during the employees' active service. The Company will adopt this statement effective January 1, 1994. The Company believes that the adoption of this statement will not have a material effect on its financial position of results of operations.

(13) COMMITMENTS AND CONTINGENCIES

     The Company is the subject of various lawsuits, claims and environmental contingencies. In addition, the Company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("Superfund"), for the cleanup of contamination from hazardous substances at three Superfund sites, and may incur indemnification obligations for cleanup at two additional sites. In the opinion of management, the expected liability resulting from these matters is adequately covered by amounts accrued, and will not have a material adverse effect on the Company's consolidated financial position or future results of operations.

     Two of the Company's European subsidiaries factor their accounts receivable with a bank subject to limited recourse provisions and are charged a discount fee equal to the current LIBOR rate plus 1%. The

                   LEAR SEATING CORPORATION AND SUBSIDIARIES amount of such factored receivables, which was not included in accounts receivable in the consolidated balance sheet at December 31, 1993, was approximately $38,485,000.

     Lease commitments at December 31, 1993 under noncancelable operating leases with terms exceeding one year are as follows (in thousands):

        1994................................................................   $15,802
        1995................................................................    13,300
        1996................................................................     8,987
        1997................................................................     7,666
        1998................................................................     6,905
        1999 and thereafter.................................................    41,233
                                                                               -------
          Total.............................................................   $93,893
                                                                               -------
                                                                               -------

     The Company's operating leases cover principally buildings and transportation equipment. Rent expense incurred under all operating leases and charged to operations was $4,760,000, $8,598,000, $11,573,000, $12,599,000 and
$6,529,000 for the years ended June 30, 1991, 1992 and 1993 and the twelve and six months ended December 31, 1993, respectively.

     In January 1992, the Company entered into an agreement with Volvo Personvagnar AB ("Volvo") to either purchase or cause a third party to purchase certain real property from Volvo. From January 1, 1992 until September 1992, the Company accounted for the transaction as a financing lease. In September 1992, the City of Bengtsfors, Sweden purchased this property from Volvo and subsequently leased it to LS-Sweden for a term of 15 years. The lease with the City of Bengtsfors requires quarterly lease payments of approximately $500,000, and is accounted for as an operating lease. These payments are included in the table above.

(14) WARRANTS, STOCK OPTIONS AND COMMON STOCK SUBJECT TO REDEMPTION

  Warrants

     In 1988, the Company sold warrants exercisable into 100,000 shares of common stock. The warrants, which entitle the holder to receive one share of common stock for no additional consideration, became exercisable on December 1, 1993. None of the warrants have been exercised as of December 31, 1993.

  1988 Stock Option Plan

     At December 31, 1993, 64,584 options granted under a stock option plan dated September 29, 1988 were issued and outstanding. The options vested over a three-year period and are currently exercisable at $42.50 per share. The difference between the exercise price and the market value at the date of grant was amortized to expense over the vesting period.

  1992 Stock Option Plan

     Under the 1992 stock option plan, the Company may grant up to 58,000 stock options to the management investors and certain other management personnel. During fiscal 1993, the Company granted 41,700 of these options. On December 31, 1993, the remaining 16,300 options under this plan were granted. Pursuant to a plan amendment effective December 31, 1993, all of the options became immediately vested and will generally become exercisable at $165 per share on September 28, 1996, or sooner in the case of certain triggering events.

     Stock option expense for the six months and twelve months ended December 31, 1993 was approximately $14,474,000, and is included in incentive stock and other compensation expense in the accompanying statements of operations. The expense recognized reflects the immediate vesting of the previously unvested

                   LEAR SEATING CORPORATION AND SUBSIDIARIES options on December 31, 1993, based on the estimated market value of the common stock of the Company of $450 per share.

     In addition to the stock option expense, incentive stock and other compensation expense in the accompanying statements of operations includes $3,542,000 in special management bonuses approved by the Board of Directors as of December, 1993.

     The changes in the number of options outstanding for the periods indicated are as follows:

                                                                      TWELVE MONTHS    SIX MONTHS
                                             YEAR ENDED JUNE 30,          ENDED          ENDED
                                          -------------------------   DECEMBER 31,    DECEMBER 31,
                                           1991     1992     1993         1993            1993
                                          ------   ------   -------   -------------   ------------
        Options outstanding at beginning
          of period.....................  67,642   69,996    64,584      106,284         106,284
          Options Granted...............   2,942       --    41,700       16,300          16,300
          Options Revoked...............     588    5,412        --           --              --
                                          ------   ------   -------   -------------   ------------
        Options outstanding at end of
          period........................  69,996   64,584   106,284      122,584         122,584
                                          ------   ------   -------   -------------   ------------
                                          ------   ------   -------   -------------   ------------

     Under the terms of the Stockholders' and Registration Rights Agreement, shares of common stock held by certain management investors are subject to redemption at the option of the holder in the event of death, disability and certain events of termination, as defined in the agreement. In such event, the redemption price is the higher of cost or fair market value, as defined, as of the date of the exercise of the option. Shares subject to such a redemption option at December 31, 1993 total 30,001, distributed among 33 investors (Note
18).

     Because no public market exists for the common stock of the Company and no fair market value appraisal of the common stock had been performed, shares subject to limited rights of redemption were stated at cost of $100 per share as of June 30, 1991. At June 30, 1992 and June 30, 1993, these shares were stated at $165 per share, representing the maximum estimated fair market value of the stock based on the price per share in the September 1991 capitalization transaction (Note 5) and the sale of common stock in July 1992 (Note 4). At December 31, 1993, the shares are stated at $450 per share, representing an estimated market value of the common stock of the Company. In the accompanying consolidated balance sheets, common stock subject to redemption is stated net of the related notes receivable from sale of common stock.

                   LEAR SEATING CORPORATION AND SUBSIDIARIES

(15) GEOGRAPHIC SEGMENT DATA

     Worldwide operations are divided into four geographic segments -- United States, Canada, Europe and Mexico. The European geographic segment includes operations in Austria, Finland, France, Germany, Sweden and the United Kingdom. Geographic segment information is as follows (in thousands):

                                                                          TWELVE          SIX
                                                                          MONTHS         MONTHS
                                        YEAR ENDED JUNE 30,               ENDED          ENDED
                                ------------------------------------   DECEMBER 31,   DECEMBER 31,
                                   1991         1992         1993          1993           1993
                                ----------   ----------   ----------   ------------   ------------
        Net sales:
          United States.......  $  490,611   $  684,979   $  847,133    $1,060,555     $  587,064
          Canada..............     360,705      427,457      389,924       397,488        179,695
          Europe..............     145,540      268,175      434,146       407,488        191,844
          Mexico..............     128,880      173,383      203,218       208,647        106,410
          Intersegment
             sales............     (40,417)    (131,254)    (117,911)     (123,890)       (59,795)
                                ----------   ----------   ----------   ------------   ------------
                                $1,085,319   $1,422,740   $1,756,510    $1,950,288     $1,005,218
                                ----------   ----------   ----------   ------------   ------------
                                ----------   ----------   ----------   ------------   ------------
        Operating Income:
          United States.......  $    6,181   $   32,002   $   51,752    $   61,283     $   27,081
          Canada..............      35,303       14,695       15,308        25,628         12,128
          Europe..............      (3,667)       2,952       (3,907)       (9,668)        (7,608)
          Mexico..............       8,206        7,172       17,900        20,326          8,213
          Unallocated(a)......      (1,353)          12           --       (18,016)       (18,016)
                                ----------   ----------   ----------   ------------   ------------
                                $   44,670   $   56,833   $   81,053    $   79,553     $   21,798
                                ----------   ----------   ----------   ------------   ------------
                                ----------   ----------   ----------   ------------   ------------
        Identifiable Assets:
          United States.......  $  341,676   $  350,694   $  369,982    $  679,686     $  679,686
          Canada..............     209,813      197,371      200,195       180,144        180,144
          Europe..............     112,982      179,482      181,077       170,838        170,838
          Mexico..............      53,525       64,572       59,130        68,249         68,249
          Unallocated(b)......      11,674        7,765        9,825        14,377         14,377
                                ----------   ----------   ----------   ------------   ------------
                                $  729,670   $  799,884   $  820,209    $1,113,294     $1,113,294
                                ----------   ----------   ----------   ------------   ------------
                                ----------   ----------   ----------   ------------   ------------

- -------------------------
(a) Unallocated Operating Income consists of incentive stock option and other compensation (Note 14).

(b) Unallocated Identifiable Assets consist of deferred financing fees.

     The net assets of foreign subsidiaries were $169,461,000, $236,019,000, $215,255,000 and $231,691,000 at June 30, 1991, 1992 and 1993 and December 31,
1993, respectively. The Company's share of foreign net income (loss) was $8,438,000, $7,544,000, $8,508,000, $6,034,000 and $(2,412,000) for the years ended June 30, 1991, 1992 and 1993 and for the twelve and six months ended December 31, 1993, respectively.

     A majority of the Company's sales are to automobile manufacturing companies. The following is a summary of the percentage of net sales to major customers:

                                                                       TWELVE MONTHS     SIX MONTHS
                                               YEAR ENDED JUNE 30,         ENDED           ENDED
                                               --------------------    DECEMBER 31,     DECEMBER 31,
                                               1991    1992    1993        1993             1993
                                               ----    ----    ----    -------------    ------------
        General Motors Corporation..........    51%     52%     48%          45%             42%
        Ford Motor Company..................    26      22      22           28              33

                   LEAR SEATING CORPORATION AND SUBSIDIARIES

     In addition, a significant portion of remaining sales are to the above automobile manufacturing companies through various other automotive suppliers or to affiliates of these automobile manufacturing companies. The majority of the Company's accounts receivable are due from the customers listed above.

(16) QUARTERLY FINANCIAL DATA (UNAUDITED)(A)

                                      THIRTEEN
                                        WEEKS        THIRTEEN WEEKS    THIRTEEN WEEKS    THIRTEEN WEEKS
                                        ENDED            ENDED             ENDED             ENDED
                                    SEPTEMBER 28,     DECEMBER 28,       MARCH 28,          JUNE 30,
                                        1991              1991              1992              1992
                                    -------------    --------------    --------------    --------------
        Net sales................     $ 284,431         $359,725          $339,233          $439,351
        Gross profit.............        17,761           27,164            25,244            45,472
        Income (loss) before
          extraordinary item.....       (14,689)             926            (4,667)            1,300
        Net income (loss)........       (15,103)             926            (4,667)           (3,386)
        Income (loss) before
          extraordinary item per
          common share...........       $(28.94)            $.84            $(4.90)            $1.37
        Net income (loss) per
          common share...........       $(29.76)            $.84            $(4.90)           $(3.56)

                                   FOURTEEN WEEKS    THIRTEEN WEEKS    THIRTEEN WEEKS    THIRTEEN WEEKS
                                       ENDED             ENDED             ENDED             ENDED
                                     OCTOBER 3,        JANUARY 2,         APRIL 3,          JUNE 30,
                                      1992(B)           1993(B)             1993              1993
                                   --------------    --------------    --------------    --------------
        Net sales...............      $359,136          $452,304          $458,022          $487,048
        Gross profit............        21,415            33,104            40,224            57,756
        Income (loss) before
          extraordinary item....       (12,291)            1,520             6,120            14,765
        Net income (loss).......       (12,291)            1,520             6,120            14,765
        Income (loss) before
          extraordinary item per
          common share..........       $(11.86)            $1.24             $5.00            $12.06
        Net income (loss) per
          common share..........       $(11.86)            $1.24             $5.00            $12.06

                                                              THIRTEEN WEEKS    THIRTEEN WEEKS
                                                                  ENDED             ENDED
                                                                OCTOBER 2,       DECEMBER 31,
                                                                   1993              1993
                                                              --------------    --------------
        Net sales..........................................      $399,066          $606,152
        Gross profit.......................................        21,827            50,408
        Income (loss) before extraordinary item............       (10,829)          (12,203)
        Net income (loss)..................................       (11,364)          (23,352)
        Income (loss) before extraordinary item per common
          share............................................       $(10.08)          $(11.34)
        Net income (loss) per common share.................       $(10.56)          $(21.71)

- -------------------------
(a) Dollar amounts are in thousands, except per share data.

(b) The provision for national income taxes for the fourteen weeks ended October 3, 1992 and the thirteen weeks ended January 2, 1993 were approximately $1,687,000 and $2,763,000, respectively.

                   LEAR SEATING CORPORATION AND SUBSIDIARIES

(17) FINANCIAL INSTRUMENTS

     The Company hedges certain foreign currency risks through the use of forward foreign exchange contracts and options. Such contracts are deemed as and are effective as hedges of the related transactions. As such, gains and losses from these contracts are deferred and are recognized on the settlement date, consistent with the related transactions. As of December 31, 1993, the Company and its subsidiaries have contracted to exchange up to $107,000,000 U.S. for fixed amounts of Canadian dollars. In addition, the Company and its subsidiaries have contracted to purchase 4,000,000 British Pounds for fixed amounts of German Marks. The contracts mature during 1994.

     The historical cost of certain of the Company's financial instruments varies from the fair values of these instruments. The instruments listed below have fair values which differ significantly from their carrying values. The carrying values of all other financial instruments approximate the fair values of such instruments.

                               ITEM                          CARRYING VALUE     FAIR VALUE
        --------------------------------------------------   --------------    ------------
        German Term Loan..................................    $   7,592,000    $  8,869,000
        Senior Subordinated Notes.........................      125,000,000     136,250,000
        Subordinated Debentures...........................      135,000,000     143,100,000

     Fair values of financial instruments were determined as follows:

          Cash, Accounts Receivable, Accounts Payable and Notes Payable -- Fair values were estimated to be equal to carrying values because of the short-term, highly liquid nature of these instruments.

          Senior Indebtedness -- Fair values were determined based on rates currently available to the Company for similar borrowings of the same maturities.

          Subordinated Debt -- Fair values were determined by reference to market prices of the securities in recent public transactions.

(18) STOCK SPLIT, INITIAL PUBLIC OFFERING AND AMENDMENT TO STOCKHOLDERS AND REGISTRATION RIGHTS AGREEMENT -- SUBSEQUENT EVENTS

     On March 2, 1994, the Company's Board of Directors approved a 33 to 1 split of the common stock of the Company to be effective immediately prior to a planned public offering of the Company's common stock. References to the numbers of shares of common stock, stock options and income (loss) per share in the accompanying financial statements and notes thereto have not been adjusted to give effect to the stock split.

     After giving pro forma effect to the stock split, income (loss) per common share would have been as follows for the periods indicated.

                                                                                TWELVE           SIX
                                                                                MONTHS          MONTHS
                                                    YEAR ENDED JUNE 30,         ENDED           ENDED
                                                  -----------------------    DECEMBER 31,    DECEMBER 31,
                                                   1991     1992     1993        1993            1993
                                                  ------    -----    ----    ------------    ------------
Income (loss) before extraordinary item........   $(2.01)   $(.62)   $.25       $ (.06)         $ (.65)
Extraordinary loss.............................       --     (.18)     --         (.33)           (.33)
                                                  ------    -----    ----       ------          ------
Net Income (loss)..............................   $(2.01)   $(.80)   $.25       $ (.39)         $ (.98)
                                                  ------    -----    ----       ------          ------
                                                  ------    -----    ----       ------          ------

     The Board of Directors also approved an initial public offering of the Company's common stock. Upon consummation of the offering, the Stockholders and Registration Rights Agreement will be amended in order to, among other things, relax certain restrictions on transfers of common stock owned by the parties to the agreement and remove the rights of certain management investors to require the Company to redeem their stock upon death, disability and certain events of termination.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Lear Seating Corporation:

     We have audited in accordance with generally accepted auditing standards the consolidated financial statements of LEAR SEATING CORPORATION AND SUBSIDIARIES ("the Company") included in this Form 10-K and have issued our report thereon dated February 10, 1994 (except with respect to the matters discussed in Note 18, as to which the date is March 2, 1994). Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the Index to Financial Statements and Supplementary Data are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                       /s/ ARTHUR ANDERSEN & CO.

Detroit, Michigan
     February 10, 1994

                   LEAR SEATING CORPORATION AND SUBSIDIARIES

              SCHEDULE II -- AMOUNTS RECEIVABLE FROM EMPLOYEES(A)
                                 (IN THOUSANDS)

                                                             BALANCE AT                               BALANCE AT
                                                             BEGINNING                                   END
                      NAME OF PERSON                         OF PERIOD     ADDITIONS    DEDUCTIONS    OF PERIOD
- ----------------------------------------------------------   ----------    ---------    ----------    ----------
FOR THE YEAR ENDED JUNE 30, 1991:
  K. Way, Chairman and Chief Executive Officer............     $  368        $  42        $   --        $  410
  R. Rossiter, President and Chief Operating Officer......        368           42            --           410
  J. Vandenberghe, Executive Vice President, Chief
    Financial Officer and Secretary.......................        123           14            --           137
  J. Hollars, Senior Vice President -- International
    Operations............................................        123           14            --           137
  T. Melson, Senior Vice President -- Manufacturing
    Planning..............................................        123           14            --           137
  R. Murphy, Vice President and General Manager --
    Chrysler/BMW Operations...............................        123           14            --           137
  R. Williams, Vice President -- European JIT
    Operations............................................        123           14            --           137
                                                             ----------    ---------    ----------    ----------
                                                               $1,351        $ 154        $   --        $1,505
                                                             ----------    ---------    ----------    ----------
                                                             ----------    ---------    ----------    ----------
FOR THE YEAR ENDED JUNE 30, 1992:
  K. Way, Chairman and Chief Executive Officer............     $  410        $  36        $   --        $  446
  R. Rossiter, President and Chief Operating Officer......        410           36            --           446
  J. Vandenberghe, Executive Vice President, Chief
    Financial Officer and Secretary.......................        137           12            --           149
  J. Hollars, Senior Vice President -- International
    Operations............................................        137           12            --           149
  T. Melson, Senior Vice President -- Manufacturing
    Planning..............................................        137           12            --           149
  R. Murphy, Vice President and General Manager --
    Chrysler/BMW Operations...............................        137           12            --           149
  R. Williams, Vice President -- European JIT
    Operations............................................        137           --          (137)           --
                                                             ----------    ---------    ----------    ----------
                                                               $1,505        $ 120        $ (137)       $1,488
                                                             ----------    ---------    ----------    ----------
                                                             ----------    ---------    ----------    ----------
FOR THE YEAR ENDED JUNE 30, 1993:
  K. Way, Chairman and Chief Executive Officer............     $  446        $  34        $   --        $  480
  R. Rossiter, President and Chief Operating Officer......        446           34            --           480
  J. Vandenberghe, Executive Vice President, Chief
    Financial Officer and Secretary.......................        149           11            --           160
  J. Hollars, Senior Vice President -- International
    Operations............................................        149           11            --           160
  T. Melson, Senior Vice President -- Manufacturing
    Planning..............................................        149           11            --           160
  R. Murphy, Vice President and General Manager --
    Chrysler/BMW Operations...............................        149           11            --           160
                                                             ----------    ---------    ----------    ----------
                                                               $1,488        $ 112        $   --        $1,600
                                                             ----------    ---------    ----------    ----------
                                                             ----------    ---------    ----------    ----------
FOR THE SIX MONTHS ENDED DECEMBER 31, 1993:
  K. Way, Chairman and Chief Executive Officer............     $  480        $  18        $   --        $  498
  R. Rossiter, President and Chief Operating Officer......        480           18            --           498
  J. Vandenberghe, Executive Vice President, Chief
    Financial Officer and Secretary.......................        160            6            --           166
  J. Hollars, Senior Vice President -- International
    Operations............................................        160            6            --           166
  T. Melson, Senior Vice President -- Manufacturing
    Planning..............................................        160            6            --           166
  R. Murphy, Vice President and General Manager --
    Chrysler/BMW Operations...............................        160            6            --           166
                                                             ----------    ---------    ----------    ----------
                                                               $1,600        $  60        $   --        $1,660
                                                             ----------    ---------    ----------    ----------
                                                             ----------    ---------    ----------    ----------

- -------------------------
(A) Long-term notes were issued in connection with the sale of stock to certain management investors. These notes, including accrued interest, mature on January 31, 1997 and bear interest at a rate of prime plus 1 1/2% through December 31, 1993.

                   LEAR SEATING CORPORATION AND SUBSIDIARIES

                  SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT
                                 (IN THOUSANDS)

                                     BALANCE AT                                                    BALANCE AT
                                     BEGINNING     ADDITIONS                         OTHER            END
           DESCRIPTION               OF PERIOD      AT COST       RETIREMENTS      CHANGES(B)      OF PERIOD
- ----------------------------------   ----------    ---------      -----------      ----------      ----------
FOR THE YEAR ENDED JUNE 30, 1991:
  Land............................    $  12,697    $      --       $    (900)       $    499        $  12,296
  Buildings and improvements......       58,490        5,487          (1,532)          2,989           65,434
  Machinery and equipment.........      126,579       15,376          (4,194)          2,546          140,307
  Construction in progress........        2,334           29(a)         (440)              1            1,924
                                     ----------    ---------      -----------      ----------      ----------
                                      $ 200,100    $  20,892       $  (7,066)       $  6,035(c)     $ 219,961
                                     ----------    ---------      -----------      ----------      ----------
                                     ----------    ---------      -----------      ----------      ----------
FOR THE YEAR ENDED JUNE 30, 1992:
  Land............................    $  12,296    $   1,626       $    (205)       $      1        $  13,718
  Buildings and improvements......       65,434       14,608            (244)           (546)          79,252
  Machinery and equipment.........      140,307       22,014          (1,746)           (452)         160,123
  Construction in progress........        1,924          478(a)         (197)            939            3,144
                                     ----------    ---------      -----------      ----------      ----------
                                      $ 219,961    $  38,726(e)    $  (2,392)       $    (58)(d)    $ 256,237
                                     ----------    ---------      -----------      ----------      ----------
                                     ----------    ---------      -----------      ----------      ----------
FOR THE YEAR ENDED JUNE 30, 1993:
  Land............................    $  13,718    $   1,474       $  (1,608)       $   (179)       $  13,405
  Buildings and improvements......       79,252        3,722          (9,004)           (955)          73,015
  Machinery and equipment.........      160,123       27,353          (3,303)         (3,965)         180,208
  Construction in progress........        3,144         (954)(a)         (47)            (49)           2,094
                                     ----------    ---------      -----------      ----------      ----------
                                      $ 256,237    $  31,595       $ (13,962)(f)    $ (5,148)       $ 268,722
                                     ----------    ---------      -----------      ----------      ----------
                                     ----------    ---------      -----------      ----------      ----------
FOR THE SIX MONTHS ENDED DECEMBER
  31, 1993:
  Land............................    $  13,405    $  18,417       $      (7)       $   (526)       $  31,289
  Buildings and improvements......       73,015       43,523              --          (2,024)         114,514
  Machinery and equipment.........      180,208       49,650         (13,988)         (5,216)         210,654
  Construction in progress........        2,094        2,964(a)           --             (28)           5,030
                                     ----------    ---------      -----------      ----------      ----------
                                      $ 268,722    $ 114,554(g)    $ (13,995)       $ (7,794)       $ 361,487
                                     ----------    ---------      -----------      ----------      ----------
                                     ----------    ---------      -----------      ----------      ----------

- -------------------------
(a) Net of transfers to various property, plant and equipment categories.

(b) Includes changes due to fluctuations in foreign currency exchange rates.

(c) Amount includes $5,977,000 of additions to property, plant and equipment through acquisitions (Note 6 to the financial statements).

(d) Amount includes $234,000 of additions to property, plant and equipment through acquisitions (Note 6 to the financial statements).

(e) Amount includes $10,800,000 of additions to property, plant and equipment through a financing lease obligation (Note 13 to the financial statements).

(f) Amount includes $10,800,000 of retirement of property, plant and equipment through release from a financing lease obligation (Note 13 to the financial statements).

(g) Amount includes $85,565,000 of additions to property, plant and equipment through acquisitions (Note 6 to the financial statements).

                   LEAR SEATING CORPORATION AND SUBSIDIARIES

                    SCHEDULE VI -- ACCUMULATED DEPRECIATION
                        OF PROPERTY, PLANT AND EQUIPMENT
                                 (IN THOUSANDS)

                                             BALANCE AT                                              BALANCE AT
                                             BEGINNING     ADDITIONS                     OTHER          END
               DESCRIPTION                   OF PERIOD      AT COST     RETIREMENTS    CHANGES(A)    OF PERIOD
- ------------------------------------------   ----------    ---------    -----------    ----------    ----------
FOR THE YEAR ENDED JUNE 30, 1991:
  Buildings and improvements..............    $   3,985     $ 2,429       $  (180)      $     (1)     $   6,233
  Machinery and equipment.................       27,246      20,519        (2,086)          (133)        45,546
                                             ----------    ---------    -----------    ----------    ----------
                                              $  31,231     $22,948       $(2,266)      $   (134)     $  51,779
                                             ----------    ---------    -----------    ----------    ----------
                                             ----------    ---------    -----------    ----------    ----------
FOR THE YEAR ENDED JUNE 30, 1992:
  Buildings and improvements..............    $   6,233     $ 2,892       $  (219)      $    (69)     $   8,837
  Machinery and equipment.................       45,546      23,336        (1,177)           190         67,895
                                             ----------    ---------    -----------    ----------    ----------
                                              $  51,779     $26,228       $(1,396)      $    121      $  76,732
                                             ----------    ---------    -----------    ----------    ----------
                                             ----------    ---------    -----------    ----------    ----------
FOR THE YEAR ENDED JUNE 30, 1993:
  Buildings and improvements..............    $   8,837     $ 3,202       $  (294)      $   (149)     $  11,596
  Machinery and equipment.................       67,895      27,904        (2,328)        (1,540)        91,931
                                             ----------    ---------    -----------    ----------    ----------
                                              $  76,732     $31,106       $(2,622)      $ (1,689)     $ 103,527
                                             ----------    ---------    -----------    ----------    ----------
                                             ----------    ---------    -----------    ----------    ----------
FOR THE SIX MONTHS ENDED DECEMBER 31,
  1993:
  Building and improvements...............    $  11,596     $ 1,655       $  (331)      $   (269)     $  12,651
  Machinery and equipment.................       91,931      15,456        (7,157)        (2,351)        97,879
                                             ----------    ---------    -----------    ----------    ----------
                                              $ 103,527     $17,111       $(7,488)      $ (2,620)     $ 110,530
                                             ----------    ---------    -----------    ----------    ----------
                                             ----------    ---------    -----------    ----------    ----------

- -------------------------
(a) Includes changes due to fluctuations in foreign currency exchange rates.

                     LEAR SEATING CORPORATION AND SUBSIDIARIES

             SCHEDULE VII -- GUARANTEES OF SECURITIES OF OTHER ISSUERS

                                                         TOTAL AMOUNT
                               TITLE OF ISSUE OF        GUARANTEED AND
     NAME OF ISSUER          SECURITIES GUARANTEED       OUTSTANDING         NATURE OF GUARANTEE
- ------------------------    ------------------------    --------------     ------------------------
General Seating of          Letter of credit              $1,995,000       Guarantee of payment of
  America, Inc.               securing an Economic                           amounts outstanding on
                              Development Revenue                            guaranteed obligations
                              Bond, Series 1988
General Seating of          Banker's Acceptance           $4,258,000       Guarantee of payment of
  Canada, Ltd.                                                               unsecured bank loan
                                                        --------------
                                                          $6,253,000
                                                        --------------
                                                        --------------

                   LEAR SEATING CORPORATION AND SUBSIDIARIES

               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                             BALANCE AT                                              BALANCE AT
                                             BEGINNING                                   OTHER          END
               DESCRIPTION                   OF PERIOD     ADDITIONS    RETIREMENTS    CHANGES(A)    OF PERIOD
- ------------------------------------------   ----------    ---------    -----------    ----------    ----------
FOR THE YEAR ENDED JUNE 30, 1991:
  Valuation of accounts deducted from
     related assets:
     Allowance for doubtful accounts......    $     32      $   170       $  (103)       $   --       $     99
     Reserve for unmerchantable
       inventories........................         681        2,321        (1,663)          (24)         1,315
     Deferred tax asset valuation
       allowance..........................      18,105           --            --            --         18,105
                                             ----------    ---------    -----------    ----------    ----------
                                              $ 18,818      $ 2,491       $(1,766)       $  (24)      $ 19,519
                                             ----------    ---------    -----------    ----------    ----------
                                             ----------    ---------    -----------    ----------    ----------
FOR THE YEAR ENDED JUNE 30, 1992:
  Valuation of accounts deducted from
     related assets:
     Allowance for doubtful accounts......    $     99      $   206       $   (68)       $    2       $    239
     Reserve for unmerchantable
       inventories........................       1,315        2,840        (1,740)          (34)         2,381
     Deferred tax asset valuation
       allowance..........................      18,105        6,104            --            --         24,209
                                             ----------    ---------    -----------    ----------    ----------
                                              $ 19,519      $ 9,150       $(1,808)       $  (32)      $ 26,829
                                             ----------    ---------    -----------    ----------    ----------
                                             ----------    ---------    -----------    ----------    ----------
FOR THE YEAR ENDED JUNE 30, 1993:
  Valuation of accounts deducted from
     related assets:
     Allowance for doubtful accounts......    $    239      $   473       $  (187)       $   (9)      $    516
     Reserve for unmerchantable
       inventories........................       2,381        1,390        (1,976)          (56)         1,739
     Deferred tax asset valuation
       allowance..........................      24,209        8,345        (2,446)           --         30,108
                                             ----------    ---------    -----------    ----------    ----------
                                              $ 26,829      $10,208       $(4,609)       $  (65)      $ 32,363
                                             ----------    ---------    -----------    ----------    ----------
                                             ----------    ---------    -----------    ----------    ----------
FOR THE SIX MONTHS ENDED DECEMBER 31,
  1993:
  Valuation of accounts deducted from
     related assets:
     Allowance for doubtful accounts......    $    516      $   318       $  (144)       $  (46)      $    644
     Reserve for unmerchantable
       inventories........................       1,739          617          (243)         (180)         1,933
     Deferred tax asset valuation
       allowance..........................      30,108       22,959        (1,613)           --         51,454
                                             ----------    ---------    -----------    ----------    ----------
                                              $ 32,363      $23,894       $(2,000)       $ (226)      $ 54,031
                                             ----------    ---------    -----------    ----------    ----------
                                             ----------    ---------    -----------    ----------    ----------

- -------------------------
(a) Includes changes due to fluctuations in foreign currency exchange rates.

                   LEAR SEATING CORPORATION AND SUBSIDIARIES

            SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                 (IN THOUSANDS)

                                                                                              FOR THE
                                FOR THE        FOR THE        FOR THE         FOR THE        SIX MONTHS
                              YEAR ENDED     YEAR ENDED     YEAR ENDED     TWELVE MONTHS       ENDED
                               JUNE 30,       JUNE 30,       JUNE 30,      DECEMBER 31,     DECEMBER 31,
                                 1991           1992           1993            1993             1993
                              -----------    -----------    -----------    -------------    ------------
Charged to costs and
  expenses -- Maintenance
  and repairs...............    $15,294        $20,545        $24,883         $26,181         $ 13,739

     Amounts charged to costs and expenses for (1) taxes, other than payroll and income taxes, (2) royalties, and (3) advertising costs have been omitted since each is less than 1% of net sales.

   ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

     There has been no disagreement between the management of the Company and the Company's accountants on any matter of accounting principles or practices or financial statement disclosure.

                                    PART III

                  ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS

     Set forth below is certain information concerning the individuals who are directors and executive officers of the Company.

                                                                                      YEARS WITH THE
             NAME                AGE                     POSITION                        COMPANY
- ------------------------------   ---    -------------------------------------------   --------------
Kenneth L. Way................   54     Chairman of the Board and Chief Executive           28(1)
                                          Officer
Robert E. Rossiter............   48     President, Chief Operating Officer and              22(1)
                                        Director
James H. Vandenberghe.........   44     Executive Vice President and Chief                  21
                                        Financial Officer
James A. Hollars..............   49     Senior Vice President -- International              20
                                        Operations
Barthold H. Hoemann...........   54     Senior Vice President -- North American JIT         13
                                          Operations
Theodore E. Melson............   50     Senior Vice President -- Manufacturing               6
                                        Planning
Donald J. Stebbins............   36     Vice President, Treasurer and Assistant              2
                                        Secretary
Joseph F. McCarthy............   50     Vice President, Secretary and General               --
                                        Counsel
Larry W. McCurdy..............   58     Director                                              (1)
Jeffrey P. Hughes.............   53     Director                                              (2)
David P. Spalding.............   39     Director                                              (2)
James A. Stern................   43     Director                                              (3)
Eliot Fried...................   61     Director                                              (3)
Robert W. Shower..............   56     Director                                              (4)
Gian Andrea Botta.............   40     Director                                              (5)
Gordon C. Davidson............   67     Director                                              (6)
N. Peter Ruys.................   45     Director                                              (7)

- -------------------------
(1) Member of the Board of Directors of the Company since 1988.
(2) Member of the Board of Directors of the Company since September 1991.
(3) Member of the Board of Directors of the Company since the Merger and Director of Holdings from September 1991 until the Merger.
(4) Member of the Board of Directors of the Company since the Merger and Director of Holdings from November 1991 until the Merger.
(5) Member of the Board of Directors of the Company since the Merger and Director of Holdings from July 1993 until the Merger.
(6) Member of the Board of Directors of the Company since the Merger and Director of Holdings from August 1992 until the Merger.
(7) Member of the Board of Directors of the Company since February 1993.

     Set forth below is a description of the business experience of each director and executive officer of the Company.

     Kenneth L. Way. Mr. Way was elected to and has held the position of Chairman of the Board and Chief Executive Officer of the Company since 1988. Prior to this he served as Corporate Vice President, Automotive Group of Lear Siegler, Inc. ("LSI") since October 1984. During the previous six years, Mr. Way was President of LSI's General Seating Division. Prior to this, he was President of LSI's Metal Products Division in Detroit for three years. Other positions held by Mr. Way during his 28 years with LSI include Manufacturing Manager of the Metal Products Division and Manager of Production Control for the

Automotive Division in Detroit. Mr. Way also serves as a director of Hayes Wheels International Incorporated.

     Robert E. Rossiter. Mr. Rossiter became President of the Company in 1984 and a Director and the Chief Operating Officer of the Company in 1988. He joined LSI in 1971 in the Material Control Department at the Automotive Division, then joined the Metal Products Division of LSI as Production Control Manager, and subsequently moved into sales and sales management. In 1979, he joined the General Seating Division as Vice President of Sales and worked in that position, as well as Vice President of Operations, until 1984.

     James H. Vandenberghe. Mr. Vandenberghe was appointed Senior Vice President
- -- Finance, Secretary and Chief Financial Officer of the Company in 1988. He was appointed Executive Vice President of the Company in 1993. He joined LSI's Automotive Division in 1973 as a financial analyst and was promoted to positions at the Metal Products Division and the Automotive Group office, and in 1978 was named the Vice President -- Finance for the Plastics Division. In 1983, Mr. Vandenberghe was appointed Vice President -- Finance for the General Seating Division. Prior to 1988, Mr. Vandenberghe had been responsible for project management, United States operations, and international operations of the Company.

     James A. Hollars. Mr. Hollars is currently Senior Vice President -- International Operations of the Company. He was promoted to Vice President -- International upon the sale of LSI's Power Equipment Division to Lucas Industries in 1988. Mr. Hollars joined LSI's Metal Products Division in 1973 as the Manufacturing Manager and later served as Vice President -- Manufacturing for No-Sag Spring Division. In 1979, he was named President of the Foam Products Division and was subsequently promoted to President at the Anchorlok Division in 1985 and the Power Equipment Division in 1986.

     Barthold H. Hoemann. Mr. Hoemann is Senior Vice President -- North American JIT Operations of the Company. He was promoted to this position in 1993. Previously he served as Vice President -- Component Operations for Seating in 1992 and 1993 and as Vice President and General Manager of Lear's subsidiary, Lear Plastics Corporation, in 1991 and 1992. From 1988 until 1991, Mr. Hoemann was the Chief Executive Officer of Peerless Corporation. Mr. Hoemann has over 30 years experience as a senior manager and officer in manufacturing companies such as the AC Spark Plug Division of General Motors and the Plastics and Peerless Divisions of LSI.

     Theodore E. Melson. Mr. Melson is Senior Vice President -- Manufacturing Planning of the Company. Mr. Melson was promoted to Senior Vice President in 1992, before which he was responsible for all North American JIT Operations of the Company. Mr. Melson joined the Seating Group in 1987 after 25 years with General Motors. His latest assignment at General Motors was as Director of Materials Management at the Willow Run assembly plant. During his General Motors career, he worked for Fisher Body Division, Chevrolet Division, General Motors Assembly Division and Buick-Olds-Cadillac Division. He held positions in many areas of Materials, Manufacturing Systems Development, Forward Planning and Industrial Engineering.

     Donald J. Stebbins. Mr. Stebbins is currently Vice President and Treasurer of the Company. He joined the Company in June 1992 from Bankers Trust Company, New York, where he was Vice President for four years. Prior to his tenure at Bankers Trust Company, Mr. Stebbins held positions at Citibank, N.A. and The First National Bank of Chicago.

     Joseph F. McCarthy. Mr. McCarthy will join Lear as Vice President, Secretary and General Counsel effective April 1, 1994. Mr. McCarthy currently serves as Vice President -- Legal and Secretary for both Hayes Wheels International, Inc. and Kelsey-Hayes Company. Prior to joining Hayes Wheels International, Inc. and Kelsey-Hayes Company, Mr. McCarthy was a partner in the law firm of Kreckman & McCarthy from 1973 to 1983.

     Larry W. McCurdy. Mr. McCurdy became a Director of the Company in 1988. Mr. McCurdy has been the President and Chief Executive Officer of Moog Automotive, Inc. since November 1985, and prior thereto President and Chief Operating Officer of Echlin, Inc. ("Echlin"), since August 1983, after serving as Vice President of Finance from February 1983. Prior to joining Echlin, he served in various material positions with Tenneco, Inc. He was formerly Chairman of the Board of Directors of the Motor and Equipment

Manufacturing Association (MEMA). At the present time he serves as a director of Mohawk Industries, Inc., Breed Technologies, Inc. and as a trustee of Millikin University.

     Jeffrey P. Hughes. Mr. Hughes became a Director of the Company in September 1991. He has been a Managing Director of Lehman Brothers Inc. for more than five years, and is a Director of Sun Distributors, L.P. and Parisian, Inc.

     David P. Spalding. Mr. Spalding became a Director of the Company in September 1991. He has been a Managing Director of Lehman Brothers Inc. since February 1991. Previously, he held the position of Senior Vice President of Lehman Brothers Inc. from September 1988 to February 1991. From April 1987 to September 1988, he was Senior Vice President of General Electric Capital Corporation Corporate Finance Group, Inc. Prior to 1987 he was Vice President of The First National Bank of Chicago. Mr. Spalding is a Director of Parisian, Inc., American Marketing Industries Holdings Inc. and SLB/GP Inc.

     James A. Stern. Mr. Stern became a Director of the Company on December 31, 1993 upon consummation of the Merger. From September 1991 until the Merger, Mr. Stern was a Director of Holdings. He has been a Managing Director of Lehman Brothers Inc. for more than five years. He is also a director of K&F Industries Inc., American Marketing Industries Holdings Inc., Infinity Broadcasting Corporation, R.P. Scherer Corporation and Noel Group, Inc.

     Eliot Fried. Mr. Fried became a Director of the Company on December 31, 1993 upon consummation of the Merger. From September 1991 until the Merger, Mr. Fried was a Director of Holdings. He has been a Managing Director of Lehman Brothers Inc. for more than five years. Mr. Fried is a director of Bridgeport Machines, Inc., Energy Ventures Corporation and American Marketing Industries Holdings Inc.

     Robert W. Shower. Mr. Shower became a Director of the Company on December 31, 1993 upon consummation of the Merger. From November 1991 until the Merger, Mr. Shower was a Director of Holdings. Mr. Shower was appointed Senior Vice President and Chief Financial Officer of Seagull Energy Corporation in March 1992, elected a director in May 1992, and recently named Executive Vice President. Prior thereto, he served as Senior Vice President of Corporate Development at Albert Fisher, Inc. in 1991 and 1992, Vice President of Finance and CFO at AmeriServ in 1990 and 1991 and as a Managing Director of Corporate Finance with Lehman Brothers Inc. from 1986 to 1990. From 1964 to 1986, Mr. Shower served in a variety of financial executive positions with The Williams Companies where he was a member of the Board of Directors and Executive Vice President of Finance and Administration from 1977 to 1986.

     Gian Andrea Botta. Mr. Botta became a Director of the Company on December 31, 1993 upon consummation of the Merger. Prior to the Merger, Mr. Botta was a Director of Holdings. Mr. Botta has been President of IFINT-USA Inc., an affiliate of FIMA, since 1993 and was Vice President of Acquisitions of IFINT-USA Inc. for more than five years prior thereto. Mr. Botta is a member of the Board of Directors of Kendall International, ICF International, and Chartwell Re Corporation.

     Gordon C. Davidson. Mr. Davidson became a Director of the Company on December 31, 1993 upon consummation of the Merger. From August 1992 until the Merger, Mr. Davidson was a Director of Holdings. Mr. Davidson is currently a partner with Lubar & Co. Incorporated. Prior to that, Mr. Davidson was President and Director of NML Corp., a subsidiary of Northwestern Mutual Life Insurance Company and is a former director of Mortgage Guaranty Insurance Corp., Capital Court Corp., First Mortgage Company of Texas, Inc. and Futura Gear Works, Inc.

     N. Peter Ruys. Mr. Ruys became a Director of the Company in 1993. Since 1993, Mr. Ruys has been Chief Financial Officer of IFINT S.A., the international investment company of IFI S.p.A., the parent company of the Agnelli Group. Since 1981, Mr. Ruys has been Secretary and Treasurer of IFINT-USA Inc., a subsidiary of IFINT S.A. Mr. Ruys is a Trustee of Corporate Property Investors.

     All directors hold office until the annual meeting of stockholders next following their election, or until their successors are elected and qualified. Pursuant to the Stockholders Agreement, Messrs. Hughes, Spalding, Stern, Fried, Davidson and Shower serve on the Board of Directors of the Company as representatives of the Lehman Funds, Messrs. Botta, Ruys and McCurdy serve as representatives of FIMA and Messrs. Way and Rossiter serve as representatives of the Management Investors.

     It is anticipated that prior to the Offerings, the composition of the Company's Board of Directors will change. Pursuant to the Company's Restated Certificate of Incorporation, which will be in effect upon the closing of the Offerings, the Board of Directors will be divided into three classes of directors serving staggered three-year terms.

     The Board of Directors has established permanent executive, audit and compensation committees. The membership of each of these committees is determined from time to time by the Board of Directors. The current members of the Executive Committee of the Board of Directors are Messrs. Hughes, Spalding, Stern, Way and Rossiter. The current members of the Audit Committee of the Board of Directors are Messrs. Shower and McCurdy. The current members of the Compensation Committee of the Board of Directors are Messrs. Hughes, Spalding and McCurdy.

     Directors of the Company who are not currently receiving compensation as officers or employees of the Company or Lehman Brothers Inc. receive an annual fee of $20,000 and a fee of $1,000 for each meeting of the Board of Directors or any committee thereof that they attend, provided that directors are not paid a fee for any additional meetings which are held on the same day. Directors are also reimbursed for their expenses incurred in attending meetings. In addition, directors of the Company will be eligible to receive grants of stock options under the 1994 Stock Option Plan. See "Executive Compensation -- 1994 Stock Option Plan." Prior to the commencement of the Offerings, Messrs. Shower, Davidson and McCurdy will each receive options to purchase 10,000 shares of Common Stock under the 1994 Stock Option Plan.

     Officers of the Company are elected by the Board of Directors and serve at the discretion of the Board. Messrs. Way, Rossiter, Vandenberghe, Hollars, Hoemann, Melson, Stebbins and McCarthy have employment agreements with the Company. See "Executive Compensation -- Employment Agreements."

                       ITEM 11 -- EXECUTIVE COMPENSATION

     The following table summarizes information concerning annual and long-term cash and non-cash compensation paid to or accrued for the benefit of the Chief Executive Officer and each of the four other most highly compensated executive officers of the Company (collectively, the "named executive officers") for all services rendered in all capacities to the Company for the six months ended December 31, 1993 and for each of the Company's fiscal years ending June 30, 1993, 1992 and 1991. In February 1994, the Company changed its fiscal year end from June 30 to December 31, effective December 31, 1993.

                           SUMMARY COMPENSATION TABLE

                                                                                  LONG-TERM COMPENSATION(4)
                                                                               -------------------------------
                                                 ANNUAL COMPENSATION                  AWARDS
                                          ----------------------------------   ---------------------   PAYOUTS
                                                                   OTHER       RESTRICTED              -------
                                                                   ANNUAL        STOCK      OPTIONS/    LTIP     ALL OTHER
                                           SALARY     BONUS     COMPENSATION     AWARDS       SARS     PAYOUTS  COMPENSATION
NAME AND PRINCIPAL POSITIONS  PERIOD(1)     ($)       ($)(2)       ($)(3)         (#)         (#)        ($)       ($)(5)
- ----------------------------  ----------  --------   --------   ------------   ----------   --------   -------  ------------
Kenneth L. Way..............  6 months    $237,000   $237,500     $830,000                                         $5,000
 Chairman of the Board and    FY1993       462,000    450,000                                 5,500                 9,000
 Chief Executive Officer      FY1992       452,000    315,000
                              FY1991       415,000    205,000
Robert E. Rossiter..........  6 months     173,000    172,500     830,000                                           3,000
 President, Chief Operating   FY1993       335,000    325,000                                 3,500                 5,000
 Officer and Director         FY1992       325,000    220,000
                              FY1991       300,000    145,000
James H. Vandenberghe.......  6 months     123,000    127,500     277,000                                           3,000
 Executive Vice President     FY1993       223,000    175,000                                 2,600                 5,000
 and Chief Financial Officer  FY1992       218,000    120,000
                              FY1991       200,000     82,000
James A. Hollars............  6 months     127,000     68,000     277,000                                           3,000
 Senior Vice President --     FY1993       230,000    125,000                                 2,000                 3,000
 International Operations     FY1992       208,000    100,000
                              FY1991       198,000     60,000
Theodore E. Melson..........  6 months     109,000     54,000     277,000                                           3,000
 Senior Vice President --     FY1993       212,000    102,000                                 2,000                 5,000
 Manufacturing Planning       FY1992       211,000     90,000
                              FY1991       200,000     60,000

- -------------------------
(1) The six month period listed is the six months ended December 31, 1993 and the fiscal years are the fiscal years ended June 30, 1993, 1992 and 1991.

(2) Pursuant to the Company's Senior Executive Incentive Compensation Plan, the Company awards annual bonuses to its executive officers based on the attainment of financial and nonfinancial objectives. All bonuses set forth in this column were awarded pursuant to the Senior Executive Incentive Compensation Plan. For a description of the Senior Executive Incentive Compensation Plan and the criteria used for the determination of awards thereunder, see "Executive Compensation -- Senior Executive Incentive Compensation Plan."

(3) Consists of one-time payments to the named executive officers.

(4) The Company does not have restricted stock award plans or long-term incentive plans and has not granted stock appreciation rights ("SARs").

(5) Includes 401(k) contributions made and life insurance premiums paid by the Company on behalf of the named executive officers.

     The following table provides information, with respect to the named executive officers of the Company, concerning the grants of stock options during the fiscal year ended June 30, 1993 and the potential value of unexercised options on an aggregated basis. No stock options were granted to any such officers during the six months ended December 31, 1993.

              OPTION GRANTS IN THE FISCAL YEAR ENDED JUNE 30, 1993

                                  NUMBER OF    % OF TOTAL                                  POTENTIAL REALIZABLE VALUE AT
                                  SECURITIES    OPTIONS                                       ASSUMED ANNUAL RATES OF
                                  UNDERLYING   GRANTED TO                                  STOCK PRICE APPRECIATION FOR
                                   OPTIONS     EMPLOYEES     EXERCISE OR                            OPTION TERM
                                   GRANTED     IN FISCAL     BASE PRICE     EXPIRATION    -------------------------------
             NAME                  (#)(1)         YEAR        ($/SHARE)        DATE          5%($)            10%($)
- -------------------------------   ---------    ----------    -----------    ----------    -----------    ----------------
Kenneth L. Way.................     5,500         13.2%        $165.00       6-1-2002      $ 501,000        $1,232,000
Robert E. Rossiter.............     3,500          8.4%         165.00       6-1-2002        319,000           784,000
James H. Vandenberghe..........     2,600          6.2%         165.00       6-1-2002        237,000           582,000
James A. Hollars...............     2,000          4.8%         165.00       6-1-2002        182,000           448,000
Theodore E. Melson.............     2,000          4.8%         165.00       6-1-2002        182,000           448,000

- -------------------------
(1) For a discussion of the options granted, see "Executive Compensation -- 1992 Stock Option Plan" below.

     The following table provides information, with respect to the named executive officers, concerning the exercise or settlement of stock options during the fiscal year ended June 30, 1993 and the six months ended December 31, 1993 and unexercised stock options held as of December 31, 1993.

       AGGREGATED OPTION EXERCISES IN THE FISCAL YEAR ENDED JUNE 30, 1993
                 AND THE SIX MONTHS ENDED DECEMBER 31, 1993 AND
                       OPTION VALUES AT DECEMBER 31, 1993

                                                                                                  VALUE OF
                                                                             NUMBER OF           UNEXERCISED
                                                                            UNEXERCISED         IN-THE-MONEY
                                                                             OPTIONS AT          OPTIONS AT
                                                                            DECEMBER 31,        DECEMBER 31,
                                                                                1993               1993(1)
                                                SHARES                      ------------    ---------------------
                                              ACQUIRED ON       VALUE       EXERCISABLE/        EXERCISABLE/
                    NAME                      EXERCISE(#)    REALIZED($)    UNEXERCISABLE       UNEXERCISABLE
- --------------------------------------------  -----------    -----------    ------------    ---------------------
Kenneth L. Way..............................      --             --         11,765/5,500    $4,794,826/$1,568,160
Robert E. Rossiter..........................      --             --          7,059/3,500      2,876,895/  997,920
James H. Vandenberghe.......................      --             --          4,471/2,600      1,822,156/  741,312
James A. Hollars............................      --             --          4,471/2,000      1,822,156/  570,240
Theodore E. Melson..........................      --             --          4,471/2,000      1,822,156/  570,240

- -------------------------
(1) Based on a Common Stock valuation of $450 per share as of December 31, 1993.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Prior to the Merger, the Company's compensation policies were determined and executive officer compensation decisions were made by Holdings' Board of Directors and its Compensation Committee (the "Holdings Compensation Committee"). The Holdings Compensation Committee was comprised of three non-employee directors: Messrs. Hughes, McCurdy and Spalding. Messrs. Hughes and Spalding are both Managing Directors of Lehman Brothers Inc., an affiliate of the Lehman Funds. The Lehman Funds beneficially own approximately 66.9% of the Common Stock of the Company (assuming all outstanding Warrants are exercised and no outstanding Options are exercised). For periods after the Merger, the Board of Directors of the Company has appointed a compensation committee (the "Compensation Committee") comprised of the same individuals who served on the Holdings Compensation Committee prior to the Merger.

     During the six months ended December 31, 1993 and the fiscal year ended June 30, 1993, the Holdings Compensation Committee and the Compensation Committee authorized the remuneration plans for senior management. In addition, the Holdings Compensation Committee and the Compensation Committee exercised administrative power with respect to the Company's remuneration plans. Neither the Board of Directors of Holdings or the Company rejected nor modified any action taken by the Holdings Compensation Committee or the Compensation Committee, respectively.

     No member of the Holdings Compensation Committee or the Compensation Committee was, during the fiscal year ended June 30, 1993 or the six months ended December 31, 1993, an officer, former officer or employee of Holdings, the Company or any of their subsidiaries. No executive officer of Holdings or the Company served as a member of (i) the compensation committee of another entity in which one of the executive officers of such entity served on the Holdings Compensation Committee, (ii) the Board of Directors of another entity in which one of the executive officers of such entity served on the Holdings Compensation Committee or (iii) the compensation committee of another entity in which one of the executive officers of such entity served as a member of Holdings' or the Company's Board of Directors.

     Lehman Brothers Inc., an affiliate of the Lehman Funds, acted as an underwriter in connection with the Company's public offering of the Senior Subordinated Notes and the 8 1/4% Subordinated Notes and is acting as an underwriter in the Offerings. Lehman Brothers Inc. also provided advisory services to the Company in connection with the Equity Investment (as defined herein) and the consummation of the Credit Agreement, for which it received fees. In addition, Lehman Commercial Paper Inc., an affiliate of the Lehman Funds, is a managing agent and a lender under the Credit Agreement. See "Certain Relationships and Related Transactions."

SENIOR EXECUTIVE INCENTIVE COMPENSATION PLAN

     Lear has established a Senior Executive Incentive Compensation Plan effective July 1, 1989 (the "Senior Executive Incentive Plan"). The Senior Executive Incentive Plan provides for the assignment of target annual awards expressed as a percentage of a participant's annual salary, and the actual award, unless modified by the Board of Directors, will vary from 0% to 167% of the target award opportunity based on attainment of financial and nonfinancial objectives. The financial criteria, representing 60% of the bonus potential, are based on achievement of a targeted level of pre-tax operating income and cash flow for the overall Company based on the approved operating budget. An overall average threshold is calculated, based on the ratio that the actual pre-tax operating income and actual cash flow bear to the budget pre-tax operating income and the budget cash flow. No payments are made unless 85% of that threshold is attained, and a maximum attainment is set at 120% of that threshold. The nonfinancial criteria, representing 40% of the bonus potential, are based on the achievement of specific individual objectives that are determined by the Chief Executive Officer and approved by the Board of Directors of Lear. Participants in the Senior Executive Incentive Plan were selected from executives who were in positions to materially influence the annual financial results of Lear in the targeted areas. In the twelve month period ending December 31, 1994, the target award opportunities under the Senior Executive Incentive Plan for each of Messrs. Way, Rossiter, Vandenberghe, Hollars and Melson are $285,000, $207,000, $153,000, $115,000 and $112,500, respectively.

MANAGEMENT INCENTIVE COMPENSATION PLAN

     Lear has established a Management Incentive Compensation Plan effective July 1, 1989 (the "Management Incentive Plan") for certain individuals who are not participants in the Senior Executive Incentive Plan. The Management Incentive Plan provides for the assignment of target annual awards expressed as a percentage of a participant's annual salary, and the actual award will vary from 0% to 140% of the target award opportunity based on attainment of financial and nonfinancial objectives. The financial criteria, representing 50% of the bonus potential, are based on achievement of a targeted level of pre-tax operating income and cash flow for the overall Company based on the approved operating budget. An overall average threshold is calculated, based on the ratio that the actual pre-tax operating income and actual cash flow bear to the budget pre-tax operating income and the budget cash flow. No payments are made unless 85% of that threshold is attained, and a maximum attainment is set at 120% of that threshold. The nonfinancial criteria, representing

50% of the bonus potential, are based on the achievement of specific individual objectives that are determined by the senior management and approved by the Chief Executive Officer of Lear. Participants in the Management Incentive Plan were selected from managers who were in positions to materially influence the annual financial results of Lear in the targeted areas.

PENSION PLAN AND BENEFITS

     The executive officers (as well as other employees of Lear) participate in the Lear Seating Corporation (LSC) Pension Plan (the "Pension Plan"). The Pension Plan is a qualified pension plan under the Internal Revenue Code, which is integrated with Social Security benefits. Any active employee of Lear who was a participant in the Lear Siegler Diversified Holding Corp. Pension Plan on September 29, 1988, is eligible to participate, and each other eligible employee (non-union employees not covered by another pension plan and certain union employees) becomes a participant on the July 1st or January 1st following completion of one year of service. The benefits are funded by employer contributions that are determined under accepted actuarial principles and applicable Federal tax law.

     The Pension Plan contains three sets of benefit provisions: the Lear provisions, the Fabricated Products Operations ("FPO") provisions, and the Progress Pattern provisions. The Lear provisions are the principal provisions of the Pension Plan (see below). The FPO and Progress Pattern provisions are grandfathering provisions carried forward from the Lear Siegler Diversified Holdings Corp. Pension Plan, and apply to those participants who were covered by such provisions of that plan.

     Under the Lear formula, pension benefits are based on a participant's "final average earnings," which is the average compensation for the highest five consecutive calendar year earnings of the last 15 years of employment. Compensation includes all cash compensation reported for federal income tax purposes excluding sales incentive bonuses. Assuming retirement at age 65, the annual retirement benefit (based on a life annuity) is equal to the greater of:

        a. 1.10% times final average earnings times years of credited service (to a maximum of 25 years) plus 0.65% times final average earnings in excess of covered compensation times credited service (to a maximum of 25 years), or

        b. $177.00 times years of credited service.

     Covered compensation is a 35 year average of the Social Security Taxable Wage Base as defined in I.R.S. Notice 89-70.

     Participants who are former FPO employees (as of December 31, 1985), or are former employees of Progress Pattern Corporation (as of November 30, 1984), are eligible to have their pension determined through the application of a floor provision, which guarantees a minimum pension benefit. Pension benefits will be calculated in two ways, using first the new Pension Plan formula, and then using the floor provision. If the pension benefits are greater by applying the floor provision, then the participants will receive benefits under the floor provision.

     Assuming retirement at age 65, by applying the floor provision the benefit will be:

        a. 0.8% times final average earnings times years of credited service plus

        b. 0.65% times final average earnings in excess of $10,000 times years of credited service (to a maximum of 35 years).

     Participants formerly covered by the Progress Pattern provisions were covered by the FPO provisions on and after October 1, 1989.

     The benefits under the Pension Plan become vested if a participant was fully vested in the Lear Siegler Diversified Holdings Corp. Pension Plan, or upon the attainment of five years of combined vesting service under the Lear Siegler Diversified Holdings Corp. Pension Plan, and the Pension Plan, or upon completion of five years of service.

     The following table indicates estimated annual benefits payable upon normal retirement at age 65, based on a life annuity for various compensation levels and years of service classification, under the Lear provisions:

                                           ANNUAL BENEFIT FOR YEARS
                                             OF SERVICE INDICATED*
   ANNUAL          COVERED        -------------------------------------------
COMPENSATION     COMPENSATION       10          15          20          25
- ------------     ------------     -------     -------     -------     -------
  $200,000         $ 55,500       $31,393     $47,089     $62,785     $78,481
   250,000           55,500        36,443      54,665      72,886      91,108
   300,000           55,500        36,443      54,665      72,886      91,108
   350,000           55,500        36,443      54,665      72,886      91,108
   400,000           55,500        36,443      54,665      72,886      91,108
   450,000           55,500        36,443      54,665      72,886      91,108
   500,000           55,500        36,443      54,665      72,886      91,108
   and over

- -------------------------
* The maximum annual retirement benefit under the Pension Plan for 1993 is $91,108 and the maximum average compensation which can be considered in the determination of annual compensation for 1993 is $228,860.

     The following table indicates estimated annual benefits payable upon normal retirement at age 65, based on a life annuity for various compensation levels and years of service classifications under FPO provisions:

                           ANNUAL BENEFIT FOR YEARS
                             OF SERVICE INDICATED*
                  -------------------------------------------
ANNUAL SALARY       10          15          20          25
- -------------     -------     -------     -------     -------
  $ 200,000       $28,350     $42,525     $56,700     $70,875
    250,000        32,535      48,802      65,069      81,337
    300,000        32,535      48,802      65,069      81,337
    350,000        32,535      48,802      65,069      81,337
    400,000        32,535      48,802      65,069      81,337
    450,000        32,535      48,802      65,069      81,337
    500,000        32,535      48,802      65,069      81,337
   and over

- -------------------------
* The maximum annual retirement benefit under the Pension Plan for 1993 is $81,337 and the maximum average compensation which can be considered in the determination of annual compensation for 1993 is $228,860.

     Kenneth L. Way, Theodore E. Melson, and James A. Hollars are covered by the Lear provisions, and Robert E. Rossiter and James H. Vandenberghe are covered by the FPO provisions. At age 65, it is estimated that Kenneth L. Way will have 15 years of service with Lear; Robert E. Rossiter will have 21 years; Theodore E. Melson will have 19 years; James H. Vandenberghe will have 25 years; and James
A. Hollars will have 20 years. The average annual compensation for participants covered by the Lear provisions is substantially similar to the compensation reported in the Summary Compensation Table. The compensation covered under the Pension Plan for the fiscal year ending June 30, 1993 was $228,860 for Robert E. Rossiter and James H. Vandenberghe, both of whom are covered under the FPO provisions.

     The Pension Plan grants credit for all years of pension service with Lear Siegler Diversified Holdings Corp. and with Lear, and offsets the retirement benefit payable by the Lear Siegler Diversified Holdings Corp. Pension Plan against the benefit payable by the Pension Plan.

     As an option to normal retirement, a participant who is age 55 or older with 10 years of service may elect to receive an early retirement benefit commencing at age 55 or older.

401(K) SAVINGS PLAN

     Lear adopted a plan effective February 1, 1989 pursuant to Section 401(k) of the Internal Revenue Code (the "401(k) Plan") for non-union employees who have completed a three month period of service and attained the age of twenty-one. Under the 401(k) Plan, each eligible employee may elect to defer a portion of his or her salary each year. The portion deferred will be paid by the Company to the trustee under the 401(k) Plan. Lear makes a matching contribution to the plan each month on behalf of each participant in an amount equal to 50% of such participant's salary deferral contributions which are not in excess of 4% of such participant's compensation, provided however, that the matching contribution for a participant in any year may not exceed $1,150. Matching contributions become vested under the 401(k) Plan at a rate of 20% for each full year of service. For the period ending June 30, 1993, each of the Chief Executive Officer and the named executive officers of the Company received the maximum matching contribution under the plan of $1,150.

1988 STOCK OPTION PLAN

     Under a stock option plan dated September 29, 1988 (the "1988 Stock Option Plan"), the Company has outstanding options to purchase 63,055 shares of Common Stock, which are held by the Management Investors. All of these outstanding options are fully vested and are exercisable at $42.50 per share.

SUPPLEMENTAL PENSION PLAN

     Lear has maintained a supplemental pension plan (the "Supplemental Pension Plan") originally established for officers of Lear Siegler, Inc. The Supplemental Pension Plan provides supplemental retirement benefits in excess of those provided by the Lear and FPO plans previously discussed pursuant to a formula based on final average compensation and credited years of service. Employees of Lear who were participants in the Supplemental Pension Plan for officers of Lear Siegler, Inc. at September 30, 1988 are eligible to participate in the Supplemental Pension Plan. Mr. Way is the only officer of Lear who is a participant in the Supplemental Pension Plan. At age 65, Mr. Way will have 25 credited years of service under the Supplemental Pension Plan.

     The following table indicates estimated supplemental annual benefits payable upon normal retirement at age 65 based on a life annuity for various compensation levels and years of service classifications under the Supplemental Pension Plan provisions:

                             ANNUAL BENEFIT FOR YEARS
                               OF SERVICE INDICATED
                  -----------------------------------------------
ANNUAL SALARY        10           15           20           25
- -------------     --------     --------     --------     --------
 $   300,000      $ 12,450     $ 18,674     $ 24,899     $ 31,124
     400,000        29,950       44,924       59,899       74,874
     500,000        47,450       71,174       94,899      118,624
     600,000        64,950       94,424      129,899      162,374
     700,000        82,450      123,674      164,899      206,124
     800,000        99,950      149,924      199,899      219,874
     900,000       117,450      176,174      234,899      293,624
   1,000,000       134,950      202,424      269,899      337,374

1992 STOCK OPTION PLAN

     The Company has adopted the 1992 Stock Option Plan (the "1992 Stock Option Plan"), pursuant to which management employees are eligible to receive awards of stock options. The 1992 Stock Option Plan is administered by the Compensation Committee of the Company's Board of Directors. Subject to the terms of the 1992 Stock Option Plan, the Committee selects the management employees eligible to receive awards under the 1992 Stock Option Plan, determines the size of the awards granted thereunder, and administers and interprets the plan.

     Under the 1992 Stock Option Plan, the Company has outstanding options to purchase 58,000 shares of Common Stock, which are held by certain management personnel. All of these outstanding options are fully vested and generally become exercisable at $165.00 per share as of September 28, 1996. However, if an option holder's employment with the Company terminates prior to September 28, 1996, other than by reason of retirement, death or disability, such holder's options will not become exercisable until September 1, 2001. Options held by a holder retiring prior to September 28, 1996 will become exercisable on the earlier of two years from the date of retirement or September 28, 1996. If an option holder's employment terminates due to death or disability prior to September 28, 1996, his options will become exercisable on September 28, 1996 and remain so for 90 days thereafter.

1994 STOCK OPTION PLAN

     Prior to the consummation of the Offerings, the Company will adopt the 1994 Stock Option Plan (the "1994 Stock Option Plan"), pursuant to which directors, officers and employees of the Company and other individuals who are primarily responsible for the management and success of the Company will be entitled to receive awards of options. Each option granted pursuant to the 1994 Stock Option Plan shall be designated at the time of grant as either an "incentive stock option" or as a "non-qualified stock option."

     The 1994 Stock Option Plan will be administered by the Compensation Committee of the Company's Board of Directors. Subject to the terms of the 1994 Stock Option Plan, the Committee will determine who among those eligible will be granted options, the time or times at which options will be granted, the number of shares to be subject to options, the duration of options, any conditions to the exercise of options, and the manner in and price at which options may be exercised.

     Under the 1994 Stock Option Plan, the Company may grant options with respect to a total of 625,000 (after giving effect to the Stock Split) shares of Common Stock. The Compensation Committee will award options to purchase 498,750 (after giving effect to the Stock Split) shares of Common Stock (of which 173,500 (after giving effect to the Stock Split) will be granted to senior officers and directors of the Company) prior to the consummation of the Offerings, each having an exercise price equal to the per share public offering price in the Offerings.

     Any key employee shall be eligible to receive incentive stock options or non-qualified stock options granted under the 1994 Stock Option Plan. Any employee, any director of the Company, whether or not an employee, and any other individual who in the judgment of the Compensation Committee performs valuable and important services for the Company shall be eligible to receive non-qualified stock options.

     The exercise price of each option issued under the 1994 Stock Option Plan will be determined by the Compensation Committee of the Company's Board of Directors, provided that in the case of incentive stock options, the exercise price may not be less than 100% of the grant date fair market value of the shares of Common Stock covered by such options. If an incentive stock option is granted to an employee who owns more than 10% of the total combined voting power of all classes of the Company's outstanding capital stock, then the exercise price thereof may not be less than 110% of the grant date fair market value of the Common Stock covered by such option.

     Options granted under the 1994 Stock Option Plan may not be transferred other than by will or the laws of descent and distribution and, during the lifetime of the option holder, may be exercised solely by him. The aggregate fair market value (determined at the time the option is granted) of the shares as to which an employee may first exercise incentive stock options in any one calendar year may not exceed $100,000. The Compensation Committee may impose any other conditions to exercise it deems appropriate.

EMPLOYMENT AGREEMENTS

     Lear has entered into employment agreements with the individuals named in the Summary Compensation Table. The employment agreements, as amended, expire on October 1, 1995, and provide for, among other things, rates of compensation and bonuses. Each of Messrs. Way's, Rossiter's and Vandenberghe's employment agreement provides for an annual base salary of $475,000, $345,000, and $255,000, respectively. Messrs. Hollars' and Melson's employment agreements provide for an annual base salary of $265,000 and

$225,000, respectively. Increases in these salaries, as well as bonuses, are at the sole discretion of the Board of Directors of the Company.

     Each employment agreement provides that (i) upon the death of the employee, Lear will pay to his estate or designated beneficiary his full base salary for an additional 12 months; (ii) upon termination for disability, the employee will receive all compensation payable under Lear's disability and medical plans and programs plus an additional payment from Lear so that the aggregate amount of salary continuation from all sources equals his base salary through the remaining term of the agreement; and (iii) upon termination for good reason, the employee will receive his full base salary to the end of the term of agreement. If the employment agreement is terminated for cause, the employee is only entitled to receive unpaid salary and benefits, if any, accrued through the effective date of the employee's termination.

              ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT

     The following table and accompanying footnotes set forth certain information regarding beneficial ownership of the Company's Common Stock as of February 15, 1994, (i) by each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) by each director of the Company, (iii) by each named executive officer of the Company and (iv) by all directors and executive officers of the Company as a group:

                                                                      NUMBER OF
                                                                       SHARES
                                                                   OF COMMON STOCK     PERCENTAGE
                                                                        OWNED              OF
                                                                   BENEFICIALLY(1)    COMMON STOCK
                                                                   ---------------    ------------
Lehman Funds(2).................................................       786,628            72.9%
FIMA Finance Management Inc.(3).................................       261,668            24.3
Management Investors as a group(4)..............................        94,967(5)          8.3
Kenneth L. Way(6)(7)............................................        17,393(8)          1.6
Robert E. Rossiter(6)(7)........................................        10,269(9)            *
James H. Vandenberghe(7)........................................         6,684(10)           *
Thomas E. Melson(7).............................................         6,371(11)           *
James A. Hollars(7).............................................         6,371(11)           *
Total Executive Officers and Directors as a group (8
  individuals)..................................................        48,093(12)         4.3

- -------------------------
 *  Less than 1%

 (1) As of January 31, 1994 notices of exercise had been delivered to the warrant agent with respect to Warrants exercisable for 41,227 shares of Common Stock but no shares had been issued in exchange for such Warrants.

 (2) The number of shares beneficially owned by the Lehman Funds includes 281,635 shares of Common Stock and 912 Warrants owned by Lehman Brothers Merchant Banking Portfolio Partnership L.P. and 191,428 shares of Common Stock and 620 Warrants owned by Lehman Brothers Capital Partners II, L.P. (each located at Three World Financial Center, New York, New York 10285); 77,429 shares of Common Stock and 251 Warrants owned by Lehman Brothers Offshore Investment Partnership L.P. and 233,597 shares of Common Stock and 756 Warrants owned by Lehman Brothers Offshore Investment Partnership-Japan L.P. (each located at Clarendon House, Church Street, Hamilton HMCX, Bermuda). Lehman Brothers Merchant Banking Partners Inc. and Lehman Brothers II Investment Inc. are the general partners of Lehman Brothers Merchant Banking Portfolio Partnership L.P and Lehman Brothers Capital Partners II, L.P., respectively, and Lehman Brothers Offshore Partners Ltd. is the general partner of Lehman Brothers Offshore Investment Partnership-Japan L.P. and Lehman Brothers Offshore Investment Partnership L.P. Each such general partner may be deemed to own beneficially the shares directly owned by the entity of which it is the general partner. Each such general partner is an indirect wholly-owned subsidiary of Lehman Brothers Group Inc., which is a wholly owned subsidiary of Lehman Brothers Holdings Inc. Each of the partnerships may be deemed to share with Lehman Brothers Merchant Banking Partners Inc. the power to vote and the power to dispose of the shares owned by such partnership. The address of Lehman Brothers Merchant Banking Partners Inc. is Three World Financial Center, New York, New York 10285.

 (3) FIMA is a wholly-owned subsidiary of IFINT. IFINT, a Luxembourg corporation, is the international investment holding company of IFI, the parent company of the Agnelli Group. The address of FIMA is Wickam's Cay, Road Town, Tortola, British Virgin Islands.

 (4) The Management Investors include thirty-four individuals who are directors, officers or managers or employees of former employees of the Company. None of the Management Investors beneficially owns more than 5% of the Company's Common Stock.

 (5) The number of shares of Common Stock beneficially owned by the Management Investors includes 63,055 shares issuable under currently exercisable options and 1,221 Warrants. Excludes 36,200 shares of Common Stock issuable upon exercise of options that will generally become exercisable on September 28, 1996.

 (6) The individual is a director of the Company.

 (7) The individual is a named executive officer of the Company.

 (8) Includes 11,765 shares of Common Stock issuable under currently exercisable options and 118 Warrants.

 (9) Includes 7,059 shares of Common Stock issuable under currently exercisable options.

(10) Includes 4,471 shares of Common Stock issuable under currently exercisable options and 102 Warrants.

(11) Includes 4,471 shares of Common Stock issuable under currently exercisable options.

(12) Excludes 22,000 shares of Common Stock issuable upon exercise of options that will generally become exercisable on September 28, 1996.

           ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

THE 1988 ACQUISITION

     At the closing of the 1988 Acquisition on September 30, 1988, Kidder, Peabody Group Inc. ("KPG"), certain Management Investors, and certain other investors purchased an aggregate of 598,750 shares of Common Stock. On October 6, 1988, FIMA first acquired an ownership interest in the Company by purchasing 195,000 shares of Common Stock of the Company from KPG.

THE 1991 TRANSACTIONS

     On September 27, 1991, the Company engaged in a series of related transactions (the "1991 Transactions") for the purpose of raising additional capital to repay a portion of the Company's outstanding indebtedness under its credit agreement (the "Original Credit Agreement") and to fund the acquisition of Lear Seating Sweden, AB ("LS Sweden"). A portion of the payments made under the Company's Original Credit Agreement increased availability thereunder, which was used to finance expansion of the Company's operations. As part of the 1991 Transactions, (i) the Company sold an aggregate of 454,545 additional shares of the Company's Common Stock to the Lehman Funds and FIMA at a price of $165.00 per share for an aggregate amount of approximately $75.0 million (the "Stock Sale"); (ii) the Lehman Funds purchased all of the Company's outstanding Common Stock and Warrants owned by GECC and all of the Company's outstanding Common Stock owned by INVEST; (iii) the Lehman Funds and FIMA purchased the Company's outstanding Common Stock held by MH Capital Partners, Inc.; (iv) the Company entered into certain amendments to the Original Credit Agreement; and (v) the Company borrowed $20.0 million from GECC, which was secured by a First Mortgage and Security Agreement covering certain of Lear's domestic facilities, machinery and equipment (the "GECC Mortgage Loan"), the entire proceeds of which were used to repay permanently a portion of the term loans outstanding under the Original Credit Agreement.

     After giving effect to the 1991 Transactions (i) the Lehman Funds owned a total of 693,180 shares of the Company's Common Stock and Warrants exercisable for an additional 2,539 shares of the Company's Common Stock, or approximately 62.3% of the Company's outstanding Common Stock (assuming the exercise of all outstanding Warrants and Options) for an aggregate consideration of approximately $114.8 million and (ii) FIMA acquired an additional 36,365 shares of the Company's Common Stock at an aggregate consideration of approximately $6.0 million, for a total of 231,365 shares of the Company's Common Stock, or approximately 20.7% of the Company's outstanding Common Stock (assuming the exercise of all outstanding Warrants and Options). For additional information regarding the 1991 Transactions, see the consolidated financial statements of the Company included elsewhere in this Prospectus.

     Proceeds from the Stock Sale and the GECC Mortgage Loan were utilized to purchase the stock of LS Sweden from GECC for $100,000, to repay GECC's financing to LS Sweden of approximately $7.3 million, to pay down term loans under the Original Credit Agreement by $48.5 million, to pay down borrowings under the Original Credit Agreement by $32.0 million, and to pay fees and expenses of approximately $7.7 million related to the 1991 Transactions. Included in the $7.7 million in fees and expenses is $4.5 million paid to Lehman Brothers Inc. for fees related to the above transactions. The remainder of the fees related to legal and administrative expenses incurred by the Company, Lehman Brothers Inc., FIMA and GECC related to the Stock Sale and the GECC Mortgage Loan which were paid by the Company.

     Subsequent to the 1991 Transactions, on June 1, 1992 a new Bank Act (the "Bank Act") was enacted in Canada requiring an order of the Minister of Finance (Canada) to permit the Lehman Funds to continue to hold their existing indirect investment in Lear's Canadian operations. An application for an order has been made and, based upon advice of their Canadian counsel, the Lehman Funds anticipate receipt of such order. Should the application for the order be denied, Lear could, among other things, move its operations out of Canada or divest such operations or the Lehman Funds could, among other things, reduce their indirect ownership of the voting shares of Lear's Canadian companies below 10% to comply with the Bank Act.

SENIOR SUBORDINATED NOTE OFFERING AND EQUITY INVESTMENT

     In order to support the Company's future expansion in North America and Europe, in July 1992, the Company entered into an agreement to sell $20.0 million of Common Stock to its major stockholders, the Lehman Funds and FIMA (the "Equity Investment"). Simultaneous with the Equity Investment, the Company effected a public offering of $125.0 million of the Senior Subordinated Notes. Lehman Brothers Inc., an affiliate of the Lehman Funds, acted as an underwriter in connection with the offering and received underwriting fees of approximately $2.2 million. Lehman Brothers Inc. and IFINT received fees of approximately $450,000 and $150,000, respectively, for advisory services rendered to the Company in connection with the Equity Investment and the public offering of the Senior Subordinated Notes. Mr. Botta is an officer of an affiliate of FIMA and serves as a director of the Company. Messrs. Hughes, Spalding, Stern and Fried, each a Managing Director of Lehman Brothers Inc., serve as directors of the Company.

     Shortly after the Equity Investment, the Company sold 2,551 shares of Common Stock to eighteen employees of the Company for approximately $421,000 in cash.

THE NAB ACQUISITION AND THE CREDIT AGREEMENT

     In connection with the NAB Acquisition and the consummation of the Credit Agreement, Lehman Brothers Inc., an affiliate of the Lehman Funds, provided certain advisory and valuation services to the Company for which it received aggregate fees of approximately $1.0 million. In addition, Lehman Commercial Paper Inc., an affiliate of the Lehman Funds, is a managing agent and a lender under the Credit Agreement for which it received and will continue to receive its proportionate share of payments made by the Company under the Credit Agreement.

8 1/4% SUBORDINATED NOTE OFFERING

     On February 3, 1993 the Company effected a public offering of $145.0 million of its 8 1/4% Subordinated Notes and applied the net proceeds therefrom to redeem $135.0 million of its 14% Subordinated Debentures, together with premiums and accrued interest thereon. Lehman Brothers Inc., an affiliate of the Lehman Funds, acted as an underwriter in connection with the offering and received underwriting fees of approximately $2.4 million.

THE OFFERINGS

     Lehman Brothers Inc. is an Underwriter for the Offerings and will receive compensation in such capacity.

STOCKHOLDERS AND REGISTRATION RIGHTS AGREEMENT

     The Amended and Restated Stockholders and Registration Rights Agreement, dated as of September 27, 1991 (the "Stockholders and Registration Rights Agreement"), among the Company, the Lehman Funds, FIMA and the Management Investors was entered into in connection with the 1991 Transactions. Upon consummation of the Offerings, the Stockholders and Registration Rights Agreement will be amended in order, among other things, to relax certain restrictions on transfers of Common Stock owned by the parties thereto and to remove the rights of each Management Investor to require the Company to purchase his or her shares upon death, disability and certain events of termination. Upon consummation of the Offerings, the Stockholders and Registration Rights Agreement will provide, among other things, that (i) if FIMA desires to sell more than 5% of the fully diluted shares of Common Stock of the Company in a transaction or series of related transactions to a single third party (a "Substantial Sale") prior to September 27, 1995 or such later date prior to September 27, 2001 to which the right of the Lehman Funds to compel the transfer of the Company (described in clause (iii) below) is extended, FIMA must offer such shares to the Lehman Funds prior to offering them to such third party; (ii) the Lehman Funds, FIMA and, to a limited extent after September 27, 1996, the Management Investors will have the right to include their shares of Common Stock in Substantial Sales by the Lehman Funds and FIMA until September 27, 2001; and
(iii) the Lehman Funds may compel all stockholders party to the Stockholders and Registration Rights Agreement to sell their shares of Common Stock, or otherwise cause the transfer thereof, in a sale of the Company prior to September 27, 1995 or such later date prior to September 27, 2001 selected by the Lehman Funds.

     The Stockholders and Registration Rights Agreement will continue (i) to place significant restrictions on the Management Investors' rights to transfer their shares to a third party prior to September 27, 1996 and (ii) to include certain registration rights. See "Description of Capital Stock -- Stockholders and Registration Rights Agreement."

MANAGEMENT EQUITY PARTICIPATION

     The Management Investors entered into Management Subscription Agreements with the Company dated as of September 29, 1988 (collectively, the "Management Equity Agreement") pursuant to which each of the Management Investors purchased Common Stock at $100.00 per share for consideration consisting of cash and/or recourse or non-recourse promissory notes (the "Management Notes"). As of December 31, 1993, the outstanding balance of the Management Notes of each of Messrs. Way and Rossiter was approximately $498,000 and the outstanding balance of the Management Notes of each of Messrs. Vandenberghe, Hollars and Melson was approximately $166,000. Each of the Management Notes, including accrued interest, matures on January 25, 1997 and bears interest at a rate of LIBOR plus 1.50%.

     In addition, pursuant to the 1988 Stock Option Plan, as of January 31, 1993, the Company granted to the Management Investors options to acquire an aggregate of up to 63,055 authorized but unissued shares of the Company's Common Stock. These options of the Management Investors vested over the course of three years and are exercisable for $42.50 per share, in cash, which is lower than the $100.00 per share paid in connection with the 1988 Acquisition. These options must be exercised within ten years of the date of grant. See "Executive Compensation -- 1988 Stock Option Plan."

     Under the 1992 Stock Option Plan, the Company may grant up to 58,000 options to certain management personnel. As of December 31, 1993, all of these options have been granted and are vested. All options under the 1992 Stock Option Plan become exercisable at $165 per share as of September 28, 1996 or sooner in the case of certain triggering events.

     In addition, under the 1994 Stock Option Plan, directors, officers and employees of the Company may receive awards of stock options. See "Executive Compensation -- 1994 Stock Option Plan."

                                    PART IV

       ITEM 14 -- EXHIBITS, FINANCIAL SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this Form 10-K.

        1. Consolidated Financial Statements:

          Report of Independent Public Accountants

          Consolidated Balance Sheets as of June 30, 1992, 1993 and December 31, 1993.

          Consolidated Statements of Operations for the years ended June 30, 1991, 1992 and 1993 and for the twelve months and six months ended December 31, 1993.

          Consolidated Statements of Stockholders' Equity for the years ended June 30, 1991, 1992 and 1993 and for the twelve months and six months ended December 31, 1993.

          Consolidated Statements of Cash Flows for the years ended June 30, 1991, 1992 and 1993 and for the twelve months and six months ended December 31, 1993.

          Notes to Consolidated Financial Statements

        2. Financial Statement Schedules:

          Report of Independent Public Accountants

          Schedule II -- Amounts Receivable from Employees

          Schedule V -- Property, Plant and Equipment

          Schedule VI -- Accumulated Depreciation of Property, Plant and
          Equipment

          Schedule VII -- Guarantees of Securities of Other Issuers

          Schedule VIII -- Valuation and Qualifying Accounts

          Schedule X -- Supplementary Income Statement Information

        3. The exhibits listed on the "Index to Exhibits" on page 78 are filed with this Form 10-K or incorporated by reference as set forth below.

     (b) No reports on Form 8-K were filed during the quarter ended December 31, 1993.

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                                     EXHIBIT
- ---------    ---------------------------------------------------------------------
   3.1 --    Certificate of Incorporation of Lear Seating Corporation ("Lear" or
             the "Company"), as currently in effect on September 30, 1988
             (incorporated by reference to Exhibit 3.1 to Holdings' and Lear's
             Registration Statement on Form S-1 (No. 33-25256)).
   3.2 --    Certificate of Amendment as filed on May 15, 1990 to the Certificate of Incorporation of Lear (incorporated by reference to Exhibit 3.2 to
             Holdings' and Lear's Registration Statement on Form S-1 (No.
             33-47867)).
   3.3 --    Form of Restated Certificate of Incorporation of Lear to be filed prior to the consummation of the Offerings.
   3.4 --    Amended and Restated By-laws of Lear (incorporated by reference to
             Exhibit 3.4 to Lear's Registration Statement on Form S-1 (No.
             33-52565).
   3.5 --    Merger Agreement dated December 31, 1993, by and between Lear and
             Holdings (incorporated by reference to Exhibit 3.4 to Lear's
             Registration Statement on Form S-1 (No. 33-51317)).
   4.1 --    Indenture by and between Lear and The First National Bank of Boston, as Trustee, relating to the 8 1/4% Subordinated Notes.
   4.2 --    Form of 11 1/4% Senior Subordinated Note Indenture dated as of July
             15, 1992 between Lear and The Bank of New York, as Trustee
             (incorporated by reference to Exhibit 4.1 to Holdings' and Lear's
             Registration Statement on Form S-1 (No. 33-47867)).
  10.1 --    Amended and Restated Credit Agreement dated as of October 25, 1993
             (the "Credit Agreement") among Holdings, Lear, Chemical Bank, as agent for the bank parties thereto, and Bankers Trust Company, The
             Bank of Nova Scotia, Citicorp USA, Inc. and Lehman Commercial Paper
             Inc., as managing agents (incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended
             October 2, 1993).
  10.2 --    Amendment No. 1 to the Credit Agreement dated as of January 27, 1994
             (incorporated by reference to Exhibit 10 to Lear's Current Report on
             Form 8-K dated February 11, 1994).
  10.3 --    Credit Agreement dated as of March 8, 1989, as amended June 21, 1989
             (the "Canadian Credit Agreement"), between Lear Seating Canada, Ltd.
             and The Bank of Nova Scotia with respect to the establishment of credit facilities (incorporated by reference to Exhibit 10.28 to
             Lear's Annual Report on Form 10-K for the year ended June 30, 1989).
  10.4 --    Amendment dated September 13, 1989 to the Canadian Credit Agreement
             (incorporated by reference to Exhibit 10.30 to Lear's Quarterly
             Report on Form 10-Q for the quarter ended September 30, 1989).
  10.5 --    Amendment dated March 28, 1990 to the Canadian Credit Agreement
             (incorporated by reference to Exhibit 10.11 to Holdings' and Lear's
             Registration Statement on Form S-1 (No. 33-47867)).
  10.6 --    Amendment dated October 11, 1990 to the Canadian Credit Agreement
             (incorporated by reference to Exhibit 10.12 to Holdings' and Lear's
             Registration Statement on Form S-1 (No. 33-47867)).
  10.7 --    Amendment dated January 23, 1992 to the Canadian Credit Agreement
             (incorporated by reference to Exhibit 10.13 to Holdings' and Lear's
             Registration Statement on Form S-1 (No. 33-47867)).

 EXHIBIT
 NUMBER                                     EXHIBIT
- ---------    ---------------------------------------------------------------------
  10.8 --    Senior Executive Incentive Compensation Plan of Lear (incorporated by reference to Exhibit 10.14 to Holdings' and Lear's Registration
             Statement on Form S-1 (No. 33-47867)).
  10.9 --    Management Incentive Compensation Plan of Lear (incorporated by reference to Exhibit 10.15 to Holdings' and Lear's Registration
             Statement on Form S-1 (No. 33-47867)).
 10.10 --    Form of Warrant Agreement dated as of December 15, 1988 between
             Holdings and Norwest Bank, N.A., as Warrant Agent (incorporated by reference to Exhibit 4.3 to Holdings' and Lear's Registration
             Statement on Form S-1 (No. 33-25256)).
 10.11 --    Stock Option Agreement dated as of September 29, 1988 between
             Holdings and certain management investors (the "Management
             Investors") (incorporated by reference to Exhibit 10.6 to Holdings'
             and Lear's Registration Statement on Form S-1 (No. 33-25256)).
 10.12 --    Employment Agreement dated September 29, 1998 between Lear and
             Kenneth L. Way (incorporated by reference to Exhibit 10.7 to
             Holdings' and Lear's Registration Statement on Form S-1 (No.
             33-25256)).
 10.13 --    Employment Agreement dated September 29, 1988 between Lear and Robert
             E. Rossiter (incorporated by reference to Exhibit 10.8 to Holdings'
             and Lear's Registration Statement on Form S-1 (No. 33-25256)).
 10.14 --    Employment Agreement dated September 29, 1988 between Lear and James
             H. Vandenberghe (incorporated by reference to Exhibit 10.9 to
             Holdings' and Lear's Registration Statement on Form S-1 (No.
             33-25256)).
 10.15 --    Employment Agreement dated September 29, 1988 between Lear and James
             A. Hollars (incorporated by reference to Exhibit 10.10 to Holdings'
             and Lear's Registration Statement on Form S-1 (No. 33-25256)).
 10.16 --    Employment Agreement dated September 29, 1988 between Lear and Randal
             T. Murphy (incorporated by reference to Exhibit 10.12 to Holdings'
             and Lear's Registration Statement on Form S-1 (No. 33-25256)).
 10.17 --    Employment Agreement dated as of September 29, 1988 between Lear and
             Ted E. Melson (incorporated by reference to Exhibit 10.13 to
             Holdings' and Lear's Registration Statement on Form S-1 (No.
             33-25256)).
 10.18 --    Employment Agreement dated June 1, 1992 between Lear and Donald J.
             Stebbins (incorporated by reference to Exhibit 10.17 to Lear's
             Registration Statement on Form S-1 (No. 33-51317)).
 10.19 --    Amendments to Employment Agreements dated as of September 21, 1991 by and between Lear and each of Messrs. Way, Vandenberghe, Rossiter,
             Hollars, Melson and Murphy (incorporated by reference to Exhibit 28.7 to Holdings' Current Report on Form 8-K dated September 24, 1991).
 10.20 --    Stock Purchase Agreement dated July 25, 1990 by and between Fair
             Haven Industries, Inc., Bradley D. Osgood, Robert Michelin and LS
             Acquisition Corporation No. 24. (incorporated by reference to Exhibit
             10.34 to Holdings' Annual Report on Form 10-K for the year ended June
             30, 1991).
 10.21 --    Purchase Agreement dated July, 1990 by and between Fairfax
             Industries, Inc. and LS Acquisition Corporation No. 24 (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form
             10-K for the year ended June 30, 1991).

 EXHIBIT
 NUMBER                                     EXHIBIT
- ---------    ---------------------------------------------------------------------
 10.22 --    Amended and Restated Stockholders and Registration Rights Agreement
             dated as of September 27, 1991 by and among Holdings, the Lehman
             Funds, Lehman Merchant Banking Partners Inc., as representative of the Lehman Partnerships, FIMA Finance Management Inc., a British
             Virgin Islands corporation, and the Management Investors
             (incorporated by reference to Exhibit 2.2 to Holdings' Current Report on Form 8-K dated September 24, 1991).
 10.23 --    Waiver and Agreement dated September 27, 1991, by and among Holdings,
             Kidder Peabody Group Inc., KP/Hanover Partners 1988, L.P., General
             Electric Capital Corporation, FIMA Finance Management Inc., a
             Panamanian corporation, FIMA Finance Management Inc., a British
             Virgin Islands corporation, MH Capital Partners Inc., successor by merger and name change to MH Equity Corp., SO.PA.F. Societa
             Partecipazioni Finanziarie S.p.A., INVEST Societa Italiana
             Investimenti S.p.A., the Lehman Partnerships and the Management
             Investors (incorporated by reference to Exhibit 2.3 to Holdings'
             Current Report on Form 8-K dated September 24, 1991).
 10.24 --    Form of Amendment to Amended and Restated Stockholders and
             Registration Rights Agreement.
 10.25 --    1992 Stock Option Plan (incorporated by reference to Exhibit 10.7 to
             Lear's Annual Report on Form 10-K for the year ended June 30, 1993).
 10.26 --    Form of Amendment to 1992 Stock Option Plan.
 10.27 --    Form of 1994 Stock Option Plan.
 10.28 --    Stock Purchase Agreement dated as of July 21, 1992 among the Company, the Lehman Funds and FIMA Finance Management Inc., a British Virgin
             Islands corporation (incorporated by reference to Exhibit 10.33 to
             Holdings' and Lear's Registration Statement on Form S-1 (No.
             33-47867)).
 10.29 --    Asset Purchase & Supply Agreement dated as of November 18, 1991 between Lear Seating Sweden, AB and Volvo Car Corporation
             (incorporated by reference to Exhibit 10.34 to Holdings' and Lear's
             Registration Statement on Form S-1 (No. 33-47867)).
 10.30 --    Purchase Agreement dated as of November 1, 1993 between the Company and Ford Motor Company (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended
             October 2, 1993).
  11.1 --    Computation of income (loss) per share.
  21.1 --    List of subsidiaries of the Company.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 1994.

Lear Seating Corporation

By: /s/ KENNETH L. WAY
   ------------------------
    Kenneth L. Way
    Chairman of the Board and
    Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Lear Seating Corporation and in the capacities indicated March 28, 1994.

     /s/ KENNETH L. WAY                              /s/ LARRY MCCURDY
    ------------------------                        ---------------------
     Kenneth L. Way                                  Larry McCurdy
     Chairman of the Board and                       a Director
     Chief Executive Officer

     /s/ JAMES H. VANDENBERGHE                       /s/ JEFFREY P. HUGHES
    -------------------------------                 -------------------------
     James H. Vandenberghe                           Jeffrey P. Hughes
     Executive Vice President and Secretary          a Director
     (Principal Financial Officer)
                                                     /s/ GIAN ANDREA BOTTA
   -------------------------------                  -----------------------
     Robert E. Rossiter                              Gian Andrea Botta
     a Director                                      a Director

     /s/ DAVID P. SPALDING                           /s/ ROBERT SHOWER
   --------------------------                       ---------------------
     David P. Spalding                               Robert Shower
     a Director                                      a Director

     /s/ ELIOT FRIED                                 /s/JAMES A. STERN
   -------------------                              ---------------------
     ELIOT FRIED                                     JAMES A. STERN
     A DIRECTOR                                      A DIRECTOR

     /S/ GORDON C. DAVIDSON                          /s/ N. PETER RUYS
   ----------------------------                     ----------------------
     Gordon C. Davidson                              N. Peter Ruys
     a Director                                      a Director