Form 10-Q
period 1994-04-02
LEAR SEATING CORP
filed 1994-05-17
CIK 842162

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended APRIL 2, 1994

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from       to      .

Commission file number:   1-11311

                            LEAR SEATING CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                    13-3386776
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                      Identification No.)

  21557 Telegraph Road, Southfield, MI                     48034
(Address of principal executive offices)                 (zip code)

Registrant's telephone number, including area code:   (810) 746-1500

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

Yes   X     No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Approximate number of shares of Common Stock, $0.01 par value per share, outstanding at April 30, 1994:
                                   44,191,687
                                   ----------

                            LEAR SEATING CORPORATION

                                   FORM 10-Q

                      FOR THE QUARTER ENDED APRIL 2, 1994

                                     INDEX



Part 1 - Financial Information:                                     Page No.
- -------------------------------                                     --------
  Item 1 - Consolidated Financial Statements

        Introduction to the Consolidated Financial Statements          3

        Consolidated Balance Sheets - December 31, 1993 and
                 April 2, 1994                                         4

        Consolidated Statements of Operations - Three Month
                 Periods ended April 3, 1993 and April 2, 1994         6

        Consolidated Statements of Cash Flows - Three Month
                 Periods ended April 3, 1993 and April 2, 1994         7

        Notes to Consolidated Financial Statements                     8

  Item 2 - Management's Discussion and Analysis of
                 Financial Condition and Results of Operations        12


Part II - Other Information:

  Item 6 - Exhibits and Reports on Form 8-K                           15


Signatures                                                            16

                            LEAR SEATING CORPORATION

                         PART 1 - FINANCIAL INFORMATION


ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS


             INTRODUCTION TO THE CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements of Lear Seating Corporation and subsidiaries have been prepared by Lear Seating Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K as filed with the Securities and Exchange Commission for the period ended December 31, 1993.

The financial information presented reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of operations and statements of financial position for the interim periods presented. These results are not necessarily indicative of a full year's results of operations. All references to the number of shares of common stock and income per share in the accompanying financial statements and notes thereto have been adjusted to give effect to the 33 for 1 stock split of the Company's common stock (Note 8).

                   LEAR SEATING CORPORATION AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                                                                           December 31,         April 2,
                              ASSETS                                                           1993               1994
                              ------                                                    -----------------    ---------------
                                                                                                                (Unaudited)
                 CURRENT ASSETS:
                   Cash and cash equivalents                                               $    55,034       $     34,372
                   Accounts receivable, net                                                    272,421            328,472
                   Inventories                                                                  71,731             67,521
                   Unbilled customer tooling                                                    19,441             15,967
                   Other                                                                        14,957             18,672
                                                                                       ---------------    ---------------
                                                                                               433,584            465,004
                                                                                       ---------------    ---------------
                 PROPERTY, PLANT AND EQUIPMENT:
                   Land                                                                         31,289             24,497
                   Buildings and improvements                                                  114,514            101,941
                   Machinery and equipment                                                     215,684            225,170
                                                                                        --------------     --------------
                                                                                               361,487            351,608

                              Less - Accumulated depreciation                                 (110,530)          (119,043)
                                                                                       ---------------    ---------------
                                                                                               250,957            232,565
                                                                                       ---------------    ---------------
                 OTHER ASSETS:
                   Goodwill, net                                                               403,694            400,892
                   Deferred financing fees and other                                            26,056             24,166
                                                                                       ---------------    ---------------
                                                                                               429,750            425,058
                                                                                       ---------------    ---------------

                                                                                           $ 1,114,291       $  1,122,627
                                                                                       ---------------    ---------------
                                                                                       ---------------    ---------------



      The accompanying notes are an integral part of these balance sheets.

                   LEAR SEATING CORPORATION AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS
                                  (Continued)

                                 (In thousands)


                                                                                           December 31,         April 2,
                                 LIABILITIES AND STOCKHOLDERS' EQUITY                          1993               1994
                                 ------------------------------------                -----------------    -----------------
                                                                                                             (Unaudited)
                CURRENT LIABILITIES:
                  Short-term borrowings                                                    $     48,155       $     27,093
                  Cash overdrafts                                                                19,769             44,793
                  Accounts payable                                                              298,326            297,990
                  Accrued liabilities                                                           138,299            131,582
                  Current portion of long-term debt                                               1,168              1,170
                                                                                          --------------     --------------
                                                                                                505,717            502,628
                                                                                          --------------     --------------
                LONG-TERM LIABILITIES:
                  Deferred national income taxes                                                 15,889             14,944
                  Long-term debt                                                                498,324            504,884
                  Other                                                                          38,716             39,571
                                                                                          --------------     --------------
                                                                                                552,929            559,399
                                                                                          --------------     --------------
                COMMITMENTS AND CONTINGENCIES

                COMMON STOCK SUBJECT TO REDEMPTION:
                  Common stock subject to limited rights of redemption,
                    $.01 par value, 30,001 shares at December 31, 1993
                    at an estimated maximum redemption price
                    of $13.64 per share                                                          13,500               --
                  Notes receivable from sale of common stock                                     (1,065)              --
                                                                                          --------------     --------------
                                                                                                 12,435               --
                                                                                          --------------     --------------
                STOCKHOLDERS' EQUITY:
                  Common stock, $.01 par value, 150,000,000 shares
                    authorized at December 31, 1993 and at April 2, 1994;
                    37,809,981 shares issued at December 31, 1993 and
                    38,833,014 at April 2, 1994, net of shares subject to
                    redemption                                                                       12                388
                  Additional paid-in capital                                                    156,917            170,180
                  Notes receivable from sale of common stock                                       --               (1,065)
                  Warrants to purchase common stock                                              10,000              5,511
                  Less - Common stock held in treasury, 3,300,000 shares
                    at December 31, 1993 and 1,828,827 shares
                    at April 2, 1994, at cost                                                   (10,000)            (5,562)
                  Retained deficit                                                             (109,248)          (102,720)
                  Minimum pension liability adjustment                                           (4,164)            (4,164)
                  Cumulative translation adjustment                                                (307)            (1,968)
                                                                                          --------------     --------------
                                                                                                 43,210             60,600
                                                                                          --------------     --------------
                                                                                            $ 1,114,291        $ 1,122,627
                                                                                          --------------     --------------
                                                                                          --------------     --------------

      The accompanying notes are an integral part of these balance sheets.

                   LEAR SEATING CORPORATION AND SUBSIDIARIES


                       CONSOLIDATED STATEMENTS OF INCOME

                     (In thousands, except per share data)


                                                                                        Three Months       Three Months
                                                                                            Ended              Ended
                                                                                       April 3, 1993       April 2, 1994
                                                                                    -----------------    -----------------
                                                                                                 (Unaudited)
                    Net sales                                                         $ 458,022           $ 686,736

                    Cost of sales                                                       417,798             636,763

                    Selling, general and
                      administrative expenses                                            14,629              16,885

                    Amortization of goodwill                                              2,187               2,802
                                                                                     -----------         -----------
                         Operating income                                                23,408              30,286

                    Interest expense                                                      9,977              13,930

                    Other expense (income)                                                  (51)              2,510
                                                                                     -----------         -----------
                         Income before provision for
                            national income taxes                                        13,482              13,846

                    Provision for national income taxes                                   7,362               7,318
                                                                                     -----------         -----------
                         Net income                                                   $   6,120           $   6,528
                                                                                     -----------         -----------
                                                                                     -----------         -----------

                    Net income per common share:
                       Primary                                                        $    0.15           $    0.16
                                                                                     -----------         -----------
                                                                                     -----------         -----------
                       Fully Diluted                                                  $    0.15           $    0.16
                                                                                     -----------         -----------
                                                                                     -----------         -----------


        The accompanying notes are an integral part of these statements.

                   LEAR SEATING CORPORATION AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                                Three Months       Three Months
                                                                                                   Ended              Ended
                                                                                               April 3, 1993      April 2, 1994
                                                                                             -----------------    --------------

                       CASH FLOWS FROM OPERATING ACTIVITIES:
                         Net income                                                          $    6,120             $   6,528
                         Adjustments to reconcile net income to net cash provided
                           by operating activities-
                           Depreciation and amortization of goodwill                              9,635                13,068
                           Amortization of deferred financing fees                                  765                   565
                           Deferred national income taxes                                           485                  (945)
                           Other, net                                                            (3,381)                2,035
                           Net change in working capital items                                   36,666               (59,526)
                                                                                             -----------          -----------
                                 Net cash provided (used) by operating activities                50,290               (38,275)
                                                                                             -----------          -----------
                       CASH FLOWS FROM INVESTING ACTIVITIES:
                         Additions to property, plant and equipment                              (6,071)              (15,453)
                         Other, net                                                                 482                 3,627
                                                                                             -----------          -----------
                                 Net cash provided (used) by investing activities                (5,589)              (11,826)
                                                                                             -----------          -----------
                       CASH FLOWS FROM FINANCING ACTIVITIES:
                         Change in long-term debt, net                                           (9,594)                6,588
                         Short-term borrowings, net                                                 171                (1,447)
                         Increase (decrease) in cash overdrafts                                  (5,611)               25,024
                         Other, net                                                                ----                    88
                                                                                             -----------          -----------
                                 Net cash provided (used) by financing activities               (15,034)               30,253
                                                                                             -----------          -----------
                         Effect of foreign currency translation                                     599                  (814)
                                                                                             -----------          -----------
                       NET CHANGE IN CASH AND CASH EQUIVALENTS                                   30,266               (20,662)

                       CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          31,535                55,034
                                                                                             -----------          -----------
                       CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $   61,801             $  34,372
                                                                                             -----------          -----------
                                                                                             -----------          -----------
                       CHANGES IN WORKING CAPITAL, NET OF EFFECTS
                          OF ACQUISITIONS:
                         Accounts receivable, net                                            $  (3,656)           $   (57,314)
                         Inventories                                                             3,391                  4,093
                         Accounts payable                                                       23,665                    255
                         Accrued liabilities and other                                          13,266                 (6,560)
                                                                                             -----------          -----------
                                                                                             $  36,666            $   (59,526)
                                                                                             -----------          -----------
                                                                                             -----------          -----------
                       SUPPLEMENTARY DISCLOSURE:
                         Cash paid for interest                                              $  11,469            $    11,818
                                                                                             -----------          -----------
                                                                                             -----------          -----------
                         Cash paid for income taxes                                          $   6,586            $    6,508
                                                                                             -----------          -----------
                                                                                             -----------          -----------

       The accompanying notes are an integral part of these statements.

                   LEAR SEATING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

        The consolidated financial statements include the accounts of Lear Seating Corporation ("the Company"), a Delaware corporation, and its wholly-owned and majority-owned subsidiaries. Investments in less than majority-owned businesses are generally accounted for under the equity method.

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

(2) INVENTORIES

        Inventories are stated at the lower of cost or market. Cost is determined principally using the first-in, first out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.

        Inventories are comprised of the following (in thousands):

                                                                   DECEMBER 31,             APRIL 2,
                                                                       1993                  1994
                                                                   -----------             --------
                                 Raw materials                        $42,470               $50,808
                                 Work in process                       23,394                 7,739
                                 Finished goods                         5,867                 8,974
                                                                      -------               -------
                                                                      $71,731               $67,521
                                                                      -------              --------
                                                                      -------              --------

(3) 1994 REFINANCING

        On February 3, 1994, the Company completed a public offering of $145,000,000 of 8 1/4% Subordinated Notes, due 2002 (the "8 1/4% Notes"). The 8 1/4% Notes require interest payments semi-annually on February 1 and August
1. Fees and expenses related to the issuance of the 8 1/4% Notes were approximately $5,000,000.

        The net proceeds from the sale of the 8 1/4% Notes were used to finance the redemption of 14% subordinated debentures, due 2000. Simultaneously with the sale of 8 1/4% Notes, the Company called the 14% subordinated debentures for redemption on March 4, 1994, at a redemption price equal to 105.4% of the outstanding principal amount of $135,000,000, plus accrued interest to the redemption date.

                   LEAR SEATING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)  ACQUISITION

        On November 1, 1993, the Company purchased certain assets of the Plastics and Trim Products Division of Ford Motor Company ("Ford") consisting of
(i) the U.S. operations that supply seat trim and trimmed seat assemblies to Ford which are manufactured by Favesa, S.A. de C.V. ("Favesa"); (ii) all of the shares of Favesa, a maquiladora company located in Juarez, Mexico; and
(iii) certain inventories and assets employed in the operation of Favesa (collectively referred to as the "NAB"). In connection with this transaction, the Company and Ford entered into a long-term supply agreement for certain products produced by these operations at agreed upon prices. This acquisition was accounted for as a purchase, and accordingly, the operating results of the NAB have been included in the accompanying financial statements since the date of acquisition.

        Assuming the acquisition had taken place as of the beginning of the period, the consolidated pro forma results of operations of the Company would have been as follows, after giving effect to certain adjustments, including certain operations adjustments consisting principally of management's best estimates of the effects of product pricing adjustments negotiated in connection with the acquisition and incremental ongoing NAB engineering, overhead and administrative expenses, increased interest expense and goodwill amortization and the related income tax effects (unaudited, in thousands, except per share data):


                                                     Three Months Ended
                                                        April 3, 1993
                                                        -------------
        Net sales                                          $581,150
        Net income                                            8,302
        Net income per common share                            0.21

                   LEAR SEATING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(5)  LONG-TERM DEBT

        Long term debt is comprised of the following (in thousands):

                                                            DECEMBER 31,           APRIL 2,
                                                               1994                  1994
                                                            ------------          --------
      Senior Debt:
        German term loan                                      $  7,592             $ 7,314

        Revolving credit loans:
          Domestic                                             230,700             225,700
          Canadian                                                   -               3,040
                                                            ----------            --------
                                                               230,700             228,740
                                                            ----------            --------
                                                               238,292             236,054
                                                            ----------            --------
        Less - current portion                                  (1,168)            (1,170)
                                                            ----------            --------
                                                               237,124             234,884
                                                            ----------            --------

      Subordinated Debt:
        11 1/4% Senior Notes                                   125,000             125,000
        14 % Debentures                                        135,000                   -
         8 1/4% Notes                                                -             145,000
                                                            ----------            --------
                                                               260,000             270,000
      Note Payable                                               1,200                   -
                                                            ----------            --------
                                                              $498,324            $504,884
                                                            ----------            --------
                                                            ----------            --------



(6) POST-RETIREMENT AND POST-EMPLOYMENT BENEFITS

        On July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers Accounting for Post-retirement Benefits Other Than Pensions" for its domestic plans. The effect of the adoption of this standard for the three months ended April 2, 1994 was an additional charge of approximately $1.8 million. This charge includes approximately $.3 million of amortization of the net transition obligation at the date of adoption of approximately $25.6 million.

        On January 1, 1994, the Company adopted Statement of Financial Accounting Standards NO. 112, "Employers Accounting for Post-Employment Benefits." This statement requires that employers accrue the cost of post-employment benefits during the employees' active service. The impact of adoption was not material to the Company's financial position or results of operations.

                   LEAR SEATING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(7) NET INCOME PER COMMON SHARE

        The weighted average number of shares of common stock after giving effect to the split of the Company's common stock (Note 8) is as follows for the periods presented:

                                          Three Months         Three Months
                                             Ended                 Ended
                                         April 3, 1993         April 2, 1994
                                         -------------         -------------
             Primary                       40,381,418           41,963,565
             Fully Diluted                 40,381,418           42,014,029

(8) SUBSEQUENT EVENTS

        On April 13, 1994, the Company consumated an initial public offering of its common stock at a price of $15.50 per share. Of the 10,312,500 shares offered, 7,187,500 shares were sold by the Company and 3,125,000 shares were sold by a stockholder of the Company. The net proceeds to the Company of approximately $104 million were used to repay a portion of the indebtedness outstanding under the credit agreement incurred to finance the NAB Acquisition.

        Prior to the initial public offering of the Company's common stock, the Company split its common stock at 33 for 1 and amended its Stockholders and Registration Rights Agreement to, among other things, relax certain restrictions on transfers of common stock owned by parties to the agreement and remove the rights of certain management investors to require the Company to redeem their stock upon certain triggering events. All references to the numbers of shares of common stock and income per share in the accompanying financial statements and notes thereto have been adjusted to give effect to the stock split.

Item 2 - Managements' Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

        Three months ended April 2, 1994, compared with three months ended April 3, 1993.

        Record sales of $686.7 million in the quarter ended April 2, 1994 surpassed the quarter ended April 3, 1993, by $228.7 million or 49.9%. Sales in the first quarter of the current fiscal year benefitted from the acquisition of the North American seat and seat cover business (the "NAB") from Ford Motor Company on November 1, 1993, new business in North America and volume increases on mature domestic seating programs.

        Sales in the United States of $468.4 million increased in the first quarter of calendar year 1994 as compared to the first quarter of the prior year by $257.3 million or 121.8%. Sales for the quarter ended April 2, 1994, benefitted from the contribution of $139.8 million in sales from the NAB acquisition, vehicle production increases on mature seating programs by domestic automotive manufacturers, incremental volume on new Chrysler truck and Ford passenger car programs and sales of $37.2 million generated by a new lead vendor program under which the Company assumed management of components for a seat program with Ford.

        Sales in Canada of $66.4 million declined in relation to the first quarter of calendar year 1993 by $39.8 million due to downtime associated with a General Motors plant conversion necessary for a replacement passenger car which reduced sales by $52.3 million. Initial production of the replacement General Motors program began in February 1994, with attainment of full production levels scheduled for the latter part of the second quarter. Partially offsetting the decrease were sales generated by the new Ford Windstar program introduced in February 1994.

        Sales in Europe of $103.3 million exceeded prior year by $7.6 million or 8.0%, despite unfavorable exchange rate fluctuations in Germany and Sweden, due to additional volume on carryover seating programs in Germany and Austria and new programs for the GM Opel 2800 and Jaguar which began production in the current quarter.

        Sales in Mexico of $48.6 million in the quarter ended April 2, 1994, surpassed the first quarter of the prior year by $3.6 million largely as a result of increased production requirements on existing Volkswagen and Chrysler programs which offset reduced sales to General Motors.

        Gross profit (net sales less cost of sales) and gross margin (gross profit as a percentage of net sales) were $50.0 million and 7.3% for the quarter ended April 2, 1994 as compared to $40.2 million and 8.8% in the previous year. Gross profit in the first quarter of calendar year 1994 benefitted from the increased sales in North America, including the benefit of the NAB acquisition which offset engineering and preproduction costs for new operations in the United States, Canada and England and lost margin contribution associated with General Motors model changeover in Canada. SFAS 106 (post retirement health care costs) had an unfavorable impact on gross profit in the current quarter of $1.6 million.

        Selling, general and administrative expenses decreased to 2.5% of net sales for the first quarter of calendar year 1994 as compared to 3.2% a year earlier. The increase in actual expenditures was largely the result of business unit expansion necessary to support domestic original equipment manufacturers and to increased research and development costs for future seating programs and the NAB business.

        Operating income and operating margin were $30.3 million and 4.4% for the period ending April 2, 1994, as compared to $23.4 million and 5.1% a year earlier. The increase in operating income was largely the result of the NAB acquisition coupled with the benefits derived from incremental volume on new and mature seating programs in North America which offset engineering and facility costs for programs to be introduced in the next twelve months, plant downtime in Canada and the impact of SFAS 106. Non-Cash Depreciation and amortization charges were $13.1 million and $9.6 million for the first quarter of calendar year 1994 and 1993, respectively.

        Interest expense increased in the quarter ended April 2, 1994, as compared to the prior year due to additional debt incurred to finance the NAB acquisition and the thirty day overlap of two individual issues of subordinated debt caused by the refinancing of 14% subordinated debt with recently issued
8 1/4% subordinated debt.

        Other expense for the three months ended April 2, 1994, including state and local taxes, foreign exchange, minority interest and equity income of affiliates increased in comparison to prior year due to reduced income derived from joint ventures accounted for under the equity method and state and local taxes associated with the purchase of the NAB.

        Net Income of $6.5 million or fully diluted earnings per share of $.16 were realized for the quarter ended April 2, 1994, as compared to net income of $6.1 million or fully diluted earnings per share of $.15 in the corresponding quarter in the prior year. The net income of $6.5 million reflects additional expenses of $1.8 million related to SFAS 106 and also a $7.3 million provision for national income taxes which remained essentially unchanged from prior year. Pro forma net income for the first quarter of 1994 after giving effect to the refinancing of the 14 percent subordinated debt through the issuance of 8 1/4 percent subordinated debt and the recently completed initial public offering as if these transactions had occurred as of the beginning of the quarter ended April 2, 1994 would have been $8.5 million.

LIQUIDITY AND FINANCIAL CONDITION

As of April 2, 1994, the Company had a $425.0 million revolving credit facility under which $225.7 million was outstanding and $39.2 million was committed and outstanding under letters of credit, leaving $160.1 million unused and available. On April 13, 1994, the Company received net proceeds of $103.6 million related to the initial public offering of its common stock (See Note 8, Subsequent Events, for a more complete discussion of this transaction). These proceeds were used to reduce the amount outstanding under the credit facility thereby increasing the amount unused and available under the revolving credit facility by $103.6 million. The Company also had term loans outstanding in Germany of approximately $7.3 million. As of April 2, 1994, the Company had net cash and cash equivalents of $34.4 million.

Amounts available under the Credit Agreement will be reduced by $40.0 million every six months beginning October 31, 1996, and the Credit Agreement will expire on October 31, 1998. Excluding amounts outstanding under the Credit Agreement which will be due upon the expiration of the Credit Agreement, the Company's scheduled principal payments for the remainder of calendar year 1994 are $.8 million and are $1.1 million in each of the next five calendar years.

Changes in working capital declined from a source of $36.7 million in the first quarter of 1993 to a use of $59.5 million in 1994 primarily as a result of increased receivable levels from December 31, 1993 due to increased sales and the addition of NAB. In addition, capital expenditures for the quarter ended April 2, 1994 were $15.5 million, compared to $5.8 million during the same quarter in 1993, due to a significant number of new program scheduled to begin production during calendar 1994.

In February, 1994, the Company took advantage of the favorable interest rate environment by refinancing $135.0 million in aggregate principal amount of its 14% Subordinated Debentures by issuing $145.0 million aggregate principal amount of 8-1/4% Subordinated Notes due 2002. The additional proceeds were used to pay a 5.4% call premium and a portion of the accrued interest due on the redemption of the 14% Subordinated Debentures.

The Company believes that cash flow from operations and available credit facilities will be sufficient to meet its debt service obligations, projected capital expenditures and working capital requirements.

                            LEAR SEATING CORPORATION

                          PART II - OTHER INFORMATION


     Item 6 - Exhibits and Reports on Form 8-K

         a. The following is the exhibit required to be filed as part of this report:

              4.1  First Amendment to the Lear Seating Corporation 1992 Stock
                  Option Plan.

         b. The following report on Form 8-K was filed during the quarter ended April 2, 1994:

             Form 8-K dated February 8, 1994 which changed the Company's fiscal year end from June 30 to December 31.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.




LEAR SEATING CORPORATION


Dated:  May 16, 1994 By:/s/  James H. Vandenberghe
                        -----------------------------------------------------
                             James H. Vandenberghe
                             Executive Vice President
                             Chief Financial Officer

                            LEAR SEATING CORPORATION
                                 EXHIBIT INDEX
                     QUARTER ENDED APRIL 2, 1994; FORM 10-Q




Exhibit
Number
- ------
                      Instruments defining the rights of security holders, including indentures:

4.1                        First Amendment to the Lear Seating Corporation
                           1992 Stock Option Plan.