Form 10-Q
period 1994-07-02
LEAR SEATING CORP
filed 1994-08-15
CIK 842162

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
 [x]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended JULY 2, 1994

                                       OR

 [ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________ to ____________.

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

Yes   X     No
     ____         _____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Approximate number of shares of Common Stock, $0.01 par value per share, outstanding at July 30, 1994:


                                    45,861,405
                                    ----------

                            LEAR SEATING CORPORATION

                                   FORM 10-Q

                       FOR THE QUARTER ENDED JULY 2, 1994

                                     INDEX





 Part I - Financial Information:                                                                  Page No.
 -------------------------------                                                                  --------

        Item 1 - Consolidated Financial Statements
               Introduction to the Consolidated Financial Statements                                   3

               Consolidated Balance Sheets - December 31, 1993 and
                        July 2, 1994                                                                   4


               Consolidated Statements of Income - Three and Six
           Month Periods ended June 30, 1993 and July 2, 1994                                          6

               Consolidated Statements of Cash Flows - Six Month
                        Periods ended June 30, 1993 and July 2, 1994                                   7

               Notes to Consolidated Financial Statements                                              8

        Item 2 - Management's Discussion and Analysis of
                        Financial Condition and Results of Operations                                 12





 Part II - Other Information:
 ----------------------------
         Item 4 - Submission of Matters to a Vote of Security Holders                                 17

         Item 6 - Exhibits and Reports on Form 8-K                                                    18


 Signatures                                                                                           19
 ----------

 Exhibit Index                                                                                        20
 -------------

                            LEAR SEATING CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

INTRODUCTION TO THE CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements of Lear Seating Corporation and subsidiaries (Note 1) have been prepared by Lear Seating Corporation ("the Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K as filed with the Securities and Exchange Commission for the period ended December 31, 1993.

The financial information presented reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of operations and statements of financial position for the interim periods presented. These results are not necessarily indicative of a full year's results of operations. All references to the number of shares of common stock and income per share in the accompanying financial statements and notes thereto have been adjusted to give effect to the 33 for 1 stock split of the Company's common stock (Note 3).

                   LEAR SEATING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)





                                                                           December 31,       July 2,
                        ASSETS                                                 1993              1994
                        ------                                           ----------------  --------------
                                                                                            (Unaudited)
                                                                                           -
CURRENT ASSETS:
 Cash and cash equivalents                                                    $   55,034     $   47,133
 Accounts receivable                                                             272,421        396,572
 Inventories                                                                      71,731         66,553
 Unbilled customer tooling                                                        19,441         31,197
 Other                                                                            14,957         15,711
                                                                            ------------   ------------
                                                                                 433,584        557,166
                                                                             -----------    -----------

PROPERTY, PLANT AND EQUIPMENT:
 Land                                                                             31,289         24,129
 Buildings and improvements                                                      114,514        103,650
 Machinery and equipment                                                         215,684        236,262
                                                                             -----------    -----------
                                                                                 361,487        364,041
          Less-Accumulated depreciation                                         (110,530)      (129,647)
                                                                             -----------    -----------
                                                                                 250,957        234,394
                                                                             -----------    -----------

OTHER ASSETS:
 Goodwill, net                                                                   403,694        404,218
 Deferred financing fees and other                                                26,056         21,436
                                                                            ------------   ------------
                                                                                 429,750        425,654
                                                                             -----------    -----------
                                                                              $1,114,291     $1,217,214
                                                                            ============   ============




      The accompanying notes are an integral part of these balance sheets.

                   LEAR SEATING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                        December 31,         July 2,
                 LIABILITIES AND STOCKHOLDERS EQUITY                         1993             1994
                 -----------------------------------                     ------------   ----------------
                                                                                            (Unaudited)
 CURRENT LIABILITIES:
  Short-term borrowings                                                  $   48,155        $   25,311
  Cash overdrafts                                                            19,769            47,650
  Accounts payable                                                          298,326           355,320
  Accrued liabilities                                                       138,299           163,897
  Current portion of long-term debt                                           1,168             1,217
                                                                        -----------       -----------
                                                                            505,717           593,395
                                                                         ----------        ----------
 LONG-TERM LIABILITIES:
  Deferred national income taxes                                             15,889            15,107
  Long-term debt                                                            498,324           383,549
  Other                                                                      38,716            41,118
                                                                        -----------       -----------
                                                                            552,929           439,774
                                                                        -----------       -----------
 COMMITMENTS AND CONTINGENCIES

 COMMON STOCK SUBJECT TO REDEMPTION:
  Common stock subject to limited rights of redemption,
    $.01 par value, 990,033 shares at December 31, 1993
    at an estimated maximum redemption price
    of $13.64 per share                                                      13,500              ----
  Notes receivable from sale of common stock                                 (1,065)             ----
                                                                       ------------      ------------
                                                                             12,435              ----
                                                                        -----------      ------------

 STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 49,500,000 and 150,000,000
   authorized at December 31, 1993 and July 2, 1994,
   respectively; 37,809,981 outstanding at December 31, 1993, net of shares subject to redemption, and 46,020,514
   outstanding at July 2, 1994                                                   12               460

  Additional paid-in capital                                                156,917           273,730
  Notes receivable from sale of common stock                                   ----            (1,030)
  Warrants to purchase common stock                                          10,000               802
  Less- Common stock held in treasury, 3,300,000 shares
    at December 31, 1993 and 274,923 shares at July 2, 1994,
    at cost                                                                 (10,000)             (853)
  Retained deficit                                                         (109,248)          (81,596)
  Minimum pension liability adjustment                                       (4,164)           (4,164)
  Cumulative translation adjustment                                            (307)           (3,304)
                                                                      -------------      ------------
                                                                             43,210           184,045
                                                                       ------------       -----------
                                                                         $1,114,291        $1,217,214
                                                                       ============       ===========





      The accompanying notes are an integral part of these balance sheets.

                   LEAR SEATING CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                 Three Months Ended                Six Months Ended
                                           ----------------------------    ------------------------------


                                           June 30, 1993    July 2, 1994    June 30, 1993    July 2, 1994
                                           -------------    ------------    -------------    ------------
                                                   (Unaudited)                       (Unaudited)
 Net sales                                    $  487,048      $  822,126        $  945,070      $1,508,862


 Cost of sales                                   429,292         743,509           847,090       1,380,272


 Selling, general and
  administrative expenses                         20,422          21,413            35,051          38,298


 Amortization of goodwill                          2,987           2,902             5,174           5,704
                                               ---------      ----------        ----------      ----------


   Operating income                               34,347          54,302            57,755          84,588


 Interest expense                                 10,912          11,081            20,889          25,011


 Other expense, net                                2,635           2,058             2,584           4,568
                                               ---------      ----------        ----------      ----------


   Income before provision for                    20,800          41,163            34,282          55,009
      national income taxes


 Provision for national income taxes               6,035          20,039            13,397          27,357
                                               ---------      ----------        ----------      ----------


   Net income                                 $   14,765      $  21,124         $  20,885       $   27,652
                                              ==========      =========         =========       ==========


 Net income per common share                  $      .37      $     .43         $     .52       $      .61
                                              ==========      =========         =========       ==========





        The accompanying notes are an integral part of these statements.

                   LEAR SEATING CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                Six Months       Six Months
                                                                                   Ended            Ended
                                                                              June 30, 1993     July 2, 1994
                                                                              -------------     ------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                    $  20,885       $  27,652
  Adjustments to reconcile net income to net cash provided
   by operating activities-
   Depreciation and amortization of goodwill                                       20,693          26,945
   Amortization of deferred financing fees                                          1,529           1,182
   Deferred national income taxes                                                 (12,252)           (782)
   Other, net                                                                        (498)          5,716
   Net change in working capital items                                             65,756         (52,494)
                                                                                 --------       ---------

           Net cash provided by operating activities                               96,113           8,219
                                                                                 --------      ----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                                      (16,926)        (34,998)
  Other, net                                                                          854           4,520
                                                                                 --------       ---------

           Net cash used by investing activities                                  (16,072)        (30,478)
                                                                                  -------        --------

 CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in long-term debt, net                                                   (54,656)       (114,645)
  Short-term borrowings, net                                                       (4,901)         (3,229)
  Increase (decrease) in cash overdrafts                                              869          27,881
  Proceeds from sale of common stock, net                                             ---         103,700
  Other, net                                                                          ---              45
                                                                               ----------      ----------

           Net cash provided (used) by financing activities                       (58,688)         13,752
                                                                                 ---------      ---------

 Effect of foreign currency translation                                               899             606
                                                                                ---------       ---------

 NET CHANGE IN CASH AND CASH EQUIVALENTS                                           22,252          (7,901)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  31,535          55,034
                                                                                ---------       ---------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $  53,787       $  47,133
                                                                                =========       =========
 CHANGES IN WORKING CAPITAL
   Accounts receivable                                                          $ (23,156)     $ (125,905)
   Inventories                                                                      7,172           4,923
   Accounts payable                                                                37,485          56,449
   Accrued liabilities and other                                                   44,255          12,039
                                                                               ----------       ---------

                                                                                $  65,756       $ (52,494)
                                                                                =========       =========
 SUPPLEMENTARY DISCLOSURE:
  Cash paid for interest                                                        $  21,853       $  16,103
                                                                                =========       =========

  Cash paid for income taxes                                                    $  11,430       $  13,444
                                                                                =========       =========

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

         Prior to December 31, 1993, the Company was a wholly-owned subsidiary of Lear Holdings Corporation ("Holdings"). On December 31, 1993, Holdings was merged with and into the Company and the separate corporate existence of Holdings ceased ("the Merger"). Prior to the Merger, Holdings had several other wholly-owned subsidiaries, including LS Acquisition No. 14 ("LS No. 14"), Lear Seating Holdings Corp. No. 50 ("LS No. 50") and Lear Seating Sweden, AB ("LS-Sweden"). In conjunction with the Merger, these companies became subsidiaries of the Company. The Merger has been accounted for and reflected in the accompanying financial statements as a merger of companies under common control. As such, the financial statements of the Company have been restated as if the current structure (post-Merger) had existed for all periods presented.

(2) INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined principally using the first-in, first out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.

         Inventories are comprised of the following (in thousands):

                                                           December 31,              July 2,
                                                               1993                   1994
                                                               ----                   ----
                       Raw materials                         $42,470               $51,631
                       Work in process                        23,394                 6,391
                       Finished goods                          5,867                 8,531
                                                            --------              --------
                                                             $71,731               $66,553
                                                             =======               =======

(3) INITIAL PUBLIC OFFERING

         On April 13, 1994, the Company consummated an initial public offering of its common stock at a price of $15.50 per share. Of the 10,312,500 shares offered, 7,187,500 shares were sold by the Company and 3,125,000 shares were sold by a stockholder of the Company. The net proceeds to the Company of approximately $104 million were used to repay a portion of the indebtedness outstanding under the Company's existing credit facility incurred to finance the NAB Acquisition.

         Prior to the initial public offering of the Company's common stock, the Company effected a 33-for-1 split of its outstanding common stock and amended its Stockholders and Registration Rights Agreement to, among other things, relax certain restrictions on transfers of common stock owned by parties to the agreement and remove the rights of certain management investors

                   LEAR SEATING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to require the Company to redeem their stock upon certain triggering events. All references to the numbers of shares of common stock and income per share for all periods prior to the stock split in the accompanying financial statements and notes thereto have been adjusted to give effect to the stock split.

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

     Assuming the acquisition had taken place as of the beginning of the periods presented and after giving effect to certain adjustments, including certain operations adjustments consisting principally of management's best estimates of the effects of product pricing adjustments negotiated in connection with the acquisition and incremental ongoing NAB engineering, overhead and administrative expenses, increased interest expense and goodwill amortization and the related income tax effects, the consolidated pro forma results of operations of the Company would have been as follows (unaudited, in thousands, except per share data):


                                                 Three Months Ended              Six Months Ended
                                                   June 30, 1993                   June 30, 1993
                                                   -------------                   -------------
 Net Sales                                              $620,790                      $1,201,940

 Net Income                                               16,338                          24,640

 Net Income per common share                                0.40                            0.61

                   LEAR SEATING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)  LONG-TERM DEBT

     Long term debt is comprised of the following (in thousands):

                                                          December 31,             July 2,
                                                             1993                   1994
                                                             ----                   ----
      Senior Debt:
        German term loan                                     $  7,592              $ 7,303

        Revolving credit loans:
          Domestic                                            230,700               97,000
          Canadian                                                  -               10,463
                                                          -----------            ---------
                                                              238,292              114,766
        Less - current portion                                 (1,168)              (1,217)
                                                            ---------            ---------
                                                              237,124              113,549
                                                             --------             --------

      Subordinated Debt:
        11 1/4% Senior Notes                                  125,000              125,000
        14 % Debentures                                       135,000                    -
        8 1/4 % Notes                                               -              145,000
                                                          -----------             --------
                                                              260,000              270,000
      Note Payable                                              1,200                    -
                                                            ---------          -----------
                                                             $498,324             $383,549
                                                             ========             ========



(6) POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

     On July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" for its domestic plans. The effect of the adoption of this standard for the three and six months ended July 2, 1994 was an additional charge of approximately $1.9 million and $3.7 million, respectively. These charges include approximately $.3 million and $.6 million, respectively, of amortization of the net transition obligation at the date of adoption of approximately $25.6 million for the three and six month periods ended July 2, 1994.

     On January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." This statement requires that employers accrue the cost of postemployment benefits during the employees' active service. The impact of adoption was not material to the Company's financial position or results of operations.

                   LEAR SEATING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(7) NET INCOME PER COMMON SHARE

     The weighted average number of shares of common stock after giving effect to the split of the Company's common stock (Note 3) is as follows for the periods presented:


                              Three Months Ended                              Six Months Ended
                          --------------------------                   ---------------------------

                      June 30, 1993       July 2, 1994             June 30, 1993       July 2, 1994
                      -------------       ------------             -------------       ------------
 Primary               40,381,418          49,058,681               40,381,418          45,479,223

 Fully Diluted         40,381,418          49,070,015               40,381,418          45,589,431

ITEM 2 - MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended July 2, 1994 vs. Three Months Ended June 30, 1993.

     Record sales of $822.1 million in the second quarter of calendar year 1994 surpassed the second quarter of calendar 1993 by $335.1 million or 68.8%.
Sales as compared to prior year benefitted from new programs in the United States, Canada and Europe, higher volumes on mature seating programs in the United States, and the acquisition of the North American seat and seat cover business (NAB) from Ford Motor Company on November 1, 1993.

     Sales in the United States of $499.5 million increased in the quarter ended July 2, 1994 as compared to the second quarter of the prior year by $280.7 million or 128.3%. Sales for the second quarter of calendar year 1994 reflect the contribution of $138.6 million in sales from the NAB acquisition, improved domestic car and truck production on established seating programs, incremental volume on new Chrysler truck and Ford passenger car programs and sales generated by a lead vendor program under which the company assumed management of components for a seat program with Ford.

     Sales in Canada of $132.5 million in the second quarter of calendar 1994 exceeded the comparable period in the prior year by $31.5 million or 31.2% due to incremental volume on a new Ford truck program introduced in February 1994 while carryover seat programs reflect modest vehicle production increases. Partially offsetting the sales increase were lower production volumes for a General Motors replacement mid-size passenger car introduced in the first quarter of calendar 1994.

     Sales in Europe of $137.9 million surpassed prior year by $19.1 million or 16% despite unfavorable exchange rate fluctuations in Germany and Sweden due to the contribution of new seat programs in Germany and England and to additional volume on existing seat programs in Germany.

     Sales in Mexico of $52.2 million in the second quarter of calendar 1994 exceeded the second quarter of calendar 1993 by 7.9% as increased Chrysler truck and Ford passenger car seat programs offset reduced General Motors production requirements.

     Gross profit (net sales less cost of sales) and gross margin (gross profit as a percentage of net sales) were $78.6 million and 9.6% for the quarter ended July 2, 1994 as compared to $57.8 million or 11.9% in the second quarter of fiscal 1993. Gross profit in the second quarter of calendar 1994 benefitted from the overall growth in domestic and foreign sales activity, including the acquisition of NAB, productivity improvement programs and nonrecurring shutdown costs in the prior year for a dedicated facility in Finland. Partially offsetting the increase in gross profit were new program costs in the United States, Canada, and England, reduced margin contribution associated with a General Motors replacement seating program in Canada, severance costs associated with the downsizing of German component operations and an additional charge relating to SFAS 106 (postretirement health care expenses).

     Selling, general and administrative expenses as a percentage of net sales declined from 4.2% in the second quarter of calendar 1993 to 2.6% for the current quarter. Actual expenditures increased approximately $1.0 million largely as a result of the NAB acquisition.

     Operating income and operating margin were $54.3 million and 6.6% for the second quarter of calendar 1994 as compared to $34.3 million and 7.1% a year earlier. The increase in operating income was primarily due to higher volumes caused by increased market demand for new and mature seating programs in North America and Europe and the NAB acquisition. Partially offsetting the increase in operating income were preproduction and engineering costs for future seating programs to be introduced in the next twelve months and SFAS 106 expense. Non-cash depreciation and amortization charges were $13.8 million and $11.1 million for the second quarter of calendar year 1994 and 1993, respectively.

     During the three months ended July 2, 1994, interest expense increased slightly from the comparable period in the prior year. A net decrease in subordinated debt interest expense of $1.6 million due to the refinancing of 14% debentures with 8 1/4% notes was offset by interest on debt incurred to finance the NAB acquisition.

     Other expense for the quarter ended July 2, 1994, which includes state and local taxes, foreign exchange gains and losses, equity in non-consolidated affiliates, and miscellaneous non-operating expenses, declined slightly from the prior year. Higher state and local tax expense in the current quarter due to the inclusion of NAB was offset by write-offs in the prior year quarter of non-automotive assets, resulting in the slightly favorable variance.

     Net income for the second quarter was $21.1 million, or $0.43 per share, a 43.1% increase over net income of $14.8 million, or $0.37 per share, a year ago. The first quarter subordinated debt refinancing and the Company's initial public offering favorably affected net income for the second quarter compared to the corresponding period in 1993. The current quarter net income reflects an additional $1.9 million charge related to postretirement health care expenses as well as $14.0 million additional income tax provision as compared to the prior year quarter. The higher tax provision is a result of significantly higher second quarter pretax earnings primarily from U.S. operations.

Six Months Ended July 2, 1994 vs. Six Months Ended June 30, 1993.

     Sales of $1,508.9 million for the first half of calendar 1994 surpassed the first half of calendar 1993 by $563.8 million or 59.7%. Sales for the six month period ended July 2, 1994 benefitted from increased production build schedules on mature domestic and foreign seating programs, new programs in North America, and the acquisition of NAB.

     Gross profit and gross margin were $128.6 million and 8.5% for the six month period ended July 2, 1994 as compared to $98.0 million and 10.4% for the prior year. Gross profit surpassed prior year due to incremental domestic and foreign passenger car and truck production, including the benefit of the NAB acquisition, which offset new program costs in North America and Europe, lost margin contribution associated with General Motors model changeover in Canada, severance costs associated with the downsizing of German component operations, unfavorable product mix in Mexico and additional postretirement expense due to SFAS 106.

     Selling, general and administrative expenses for the six months ended July 2, 1994 decreased as a percentage of net sales to 2.5% from 3.7% in the comparable period last year. Actual expenditures increased $3.2 million principally as the result of administrative support expenses and design and development costs associated with the expansion of customer business divisions to support North American original equipment manufacturers.

     Operating income and operating margin were $84.6 million and 5.6% for the first half of calendar year 1994 as compared to $57.8 million and 6.1% for the first half of calendar 1993. The increase in operating income was largely the result of higher vehicle production in North America and Europe and the NAB acquisition, which offset costs associated with recently opened facilities, plant downtime in Canada and SFAS 106 expense. Non-cash depreciation and amortization charges were $26.9 million and $20.7 million for the first half of the current and prior calendar years, respectively.

     During the six months ended July 2, 1994, interest expense increased $4.1 million to $25.0 million as compared to the six months ended June 30, 1993. This increase was primarily due to interest expense incurred on debt used to finance the NAB purchase. The refinancing of the 14% debentures with 8 1/4 notes during the first quarter of 1994 provided a net interest savings of approximately $1.2 million, but was offset by higher short-term interest expense in Europe.

     Other expense for the six months ended July 2, 1994 increased by approximately $2.0 million over the comparable period in 1993. The inclusion of NAB in the current year contributed an additional $2.0 million in state and local tax expense which led to the overall increase in other expense.

     Net income for the six months ended July 2, 1994 was $27.7 million, or $0.61 per share, an increase of $6.8 million or 32.4% over net income of $20.9 million, or $0.52 per share, in the comparable period in 1993. Pretax earnings increased to $55.0 million from $34.3 million as a result of higher earnings from mature U.S. and European operations, and from the contribution of NAB. The improved earnings resulted in higher tax provisions in the current year six month period.

LIQUIDITY AND CAPITAL RESOURCES

     As of July 2, 1994, the Company had a $425.0 million revolving credit facility under which $97.0 million was borrowed and outstanding and $40.4 million was committed and outstanding under letters of credit, leaving $287.6 million unused and available. On April 13, 1994, the Company received net proceeds of $103.7 million related to the initial public offering of its common stock. These proceeds were used to reduce the amount outstanding under the credit facility thereby increasing the amount unused and available under the revolving credit facility by $103.7 million. The Company also had term loans outstanding in Germany of approximately $7.3 million. As of July 2, 1994, the Company had net cash and cash equivalents of $47.1 million.

     Amounts available under the Credit Agreement will be reduced by $40.0 million every six months beginning October 31, 1996, and the Credit Agreement will expire on October 31, 1998. Excluding amounts outstanding under the Credit Agreement which will be due upon the expiration of the Credit Agreement, the Company's scheduled principal payments for the remainder of calendar year 1994 are $.6 million and are $1.1 million in each of the next five calendar years.

     Net cash flows provided by operating activities were $8.2 million during the six months ended July 2, 1994 compared to $96.1 million during the same period in fiscal 1993, principally due to the change in working capital which was partially offset by higher earnings in 1994.

     The net change in working capital declined from a source of $65.8 million for the six months ended June 30, 1993 to a use of $52.5 million for the six months ended July 2, 1994 primarily as a result of the increase in receivable levels caused by the 59.7% increase in net sales as well as lower than normal receivable balances at December 31, 1993 due to plant downtime in Canada and factored receivables in Europe. The associated increase in accounts payable was also relatively low compared to the increase in accounts receivable and net sales due to $27.9 million of payments being released near the end of the second quarter of 1994 but not charged against the Company's disbursement accounts as of the end of such period. Also contributing to the decrease in operating cash flows were higher reimburseable preproduction development and production tooling costs attributable to new programs. Inventory levels declined by $5.2 million despite the significant increase in sales over the six month period in the prior year.

     In the six months ended July 2,1994, net cash used by investing activities increased by $14.4 million to $30.5 million due to a significant number of new programs scheduled to begin production during calendar 1994. During such period, the Company's capital expenditures totaled $35.0 million, and the Company currently anticipates an additional $65.0 million in capital expenditures during the remainder of fiscal 1994.

     In February, 1994, the Company took advantage of the favorable interest rate environment by refinancing $135.0 million in aggregate principal amount of its 14% Subordinated Debentures by issuing $145.0 million aggregate principal amount of 8-1/4% Subordinated Notes due 2002. The additional proceeds were used to pay a 5.4% call premium and a portion of the accrued interest due upon the redemption of the 14% Subordinated Debentures.

     The Company believes that cash flows from operations and available credit facilities will be sufficient to meet its debt service obligations, projected capital expenditures and working capital requirements.

                            LEAR SEATING CORPORATION

PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 4, 1994, pursuant to a written consent of the holders of a majority of the outstanding common stock of the Company, the following resolutions were approved and adopted by the Company:

  (i) Consummation of a public offering of common stock by the Company and a selling shareholder to a group of underwriters,

 (ii)    Adoption of the Restated Certificate of Incorporation (filed as
         Exhibit 3.3 to the Company's 1993 Transition Report on Form 10-K, dated March 28, 1994),

(iii) Adoption of the Amended and Restated By-Laws of the Corporation (filed as Exhibit 3.4 to the Company's Registration Statement on Form S-1 dated March 8, 1994, file No. 33-52565),

 (iv) Adoption of the 1994 Stock Option Plan (filed as Exhibit 10.27 to the Company's 1993 Transition Report on Form 10-K, dated March 28, 1994),

  (v) Approval of a 33-for-1 stock split of the Company's outstanding shares of common stock, and

 (vi)    Election of the Company's Board of Directors.


The following members were elected to the Company's Board of Directors to hold office until the years indicated:


                   Kenneth L. Way                       1995
                   Larry W. McCurdy                     1995
                   Eliot Fried                          1995
                   Robert E. Rossiter                   1996
                   Robert W. Shower                     1996
                   Alan Washkowitz                      1996
                   Gian Andrea Botta                    1997
                   David P. Spalding                    1997
                   Jeffrey P. Hughes                    1997
                   James A. Stern                       1997

     The shareholders participating in the written consent, shares of common stock owned as of April 4, 1994 (prior to the public offering of common stock), and percentage of common stock owned as of April 4, 1994 are as follows:



                                                         Common Shares
                                                               Owned                     %
                                                         -----------------             -----
 Lehman Brothers Merchant Banking
 Portfolio Partnership, L.P.                                9,293,955                   26.1

 Lehman Brothers Capital Partners II, L.P.                  6,317,124                   17.8

 Lehman Brothers Offshore Investment
 Partnership, L.P.                                          2,555,157                    7.2

 Lehman Brothers Offshore Investment
 Partnership - Japan, L.P.                                  7,708,701                   21.7

 FIMA Finance Management, Inc.                              8,635,044                   24.3
                                                           ----------                   -----
                                                           34,509,981                   97.1%
                                                           ==========                   =====



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

  (a)  The following exhibit is required to be filed as part of this report:

       10.1 Second Amendment to the Amended and Restated Credit Agreement, dated as of June 29, 1994.

  (b)  No reports on form 8-K were filed during the quarter ended July 2, 1994.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.




LEAR SEATING CORPORATION


Dated: August 15, 1994 By:        /s/    James H. Vandenberghe
                                 --------------------------------
                                 James H. Vandenberghe
                                 Executive Vice President
                                 Chief Financial Officer

                            LEAR SEATING CORPORATION
                                   FORM 10-Q
                                 EXHIBIT INDEX
                      FOR THE QUARTER ENDED JULY 2, 1994




Exhibit
Number


10. Material contracts

      10.1. Second Amendment to the Amended and Restated Credit Agreement, dated as of June 29, 1994.