Form 10-Q
period 1994-10-01
LEAR SEATING CORP
filed 1994-11-14
CIK 842162

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended OCTOBER 1, 1994

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

Yes __X__   No ____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Approximate number of shares of Common Stock, $0.01 par value per share, outstanding at October 29, 1994:


                                    45,906,167
                                   --------------

                            LEAR SEATING CORPORATION

                                   FORM 10-Q

                     FOR THE QUARTER ENDED OCTOBER 1, 1994

                                     INDEX




 Part I - Financial Information:                                                                  Page No.
 -------------------------------                                                                  --------
        Item 1 - Consolidated Financial Statements

               Introduction to the Consolidated Financial Statements                                   3

               Consolidated Balance Sheets - December 31, 1993 and
                        October 1, 1994                                                                4


               Consolidated Statements of Income - Three and Nine Month
                        Periods ended October 2, 1993 and October 1, 1994                              6

               Consolidated Statements of Cash Flows - Nine Month
                        Periods ended October 2, 1993 and October 1, 1994                              7

               Notes to Consolidated Financial Statements                                              8

        Item 2 - Management's Discussion and Analysis of
                        Financial Condition and Results of Operations                                 12




 Part II - Other Information:
 ----------------------------

         Item 6 - Exhibits and Reports on Form 8-K                                                    17

 Signatures                                                                                           18
 ----------

 Exhibit Index                                                                                        19
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

                   LEAR SEATING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)





                                                                            December 31,     October 1,
                         ASSETS                                                 1993             1994
                         ------                                           ---------------   -------------
                                                                                             (Unaudited)
                                                                                            -
 CURRENT ASSETS:
  Cash and cash equivalents                                                   $   55,034      $  38,897

  Accounts receivable                                                            272,421        373,396
  Inventories                                                                     71,731         89,333
  Unbilled customer tooling                                                       19,441         43,608
  Other                                                                           14,957         20,102
                                                                             -----------    -----------
                                                                                 433,584        565,336
                                                                             -----------    -----------

 PROPERTY, PLANT AND EQUIPMENT:
  Land                                                                            31,289         26,001
  Buildings and improvements                                                     114,514        109,400
  Machinery and equipment                                                        215,684        263,016
                                                                             -----------    -----------
                                                                                 361,487        398,417
           Less-Accumulated depreciation                                        (110,530)      (142,148)
                                                                             -----------    -----------
                                                                                 250,957        256,269
                                                                             -----------    -----------

 OTHER ASSETS:
  Goodwill, net                                                                  403,694        401,817
  Deferred financing fees and other                                               26,056         22,226
                                                                             -----------    -----------
                                                                                 429,750        424,043
                                                                             -----------    -----------
                                                                             $ 1,114,291    $ 1,245,648
                                                                             ===========    ===========





      The accompanying notes are an integral part of these balance sheets.

                   LEAR SEATING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                        December 31,        October 1,
                 LIABILITIES AND STOCKHOLDERS EQUITY                        1993               1994
                 -----------------------------------                     -----------    ----------------
                                                                                        (Unaudited)

 CURRENT LIABILITIES:
  Short-term borrowings                                                  $   48,155        $   16,422
  Cash overdrafts                                                            19,769            63,357
  Accounts payable                                                          298,326           356,783
  Accrued liabilities                                                       138,299           155,885
  Current portion of long-term debt                                           1,168             1,270
                                                                        -------------     -----------
                                                                            505,717           593,717
                                                                        -------------     -----------
 LONG-TERM LIABILITIES:
  Deferred national income taxes                                             15,889            15,222
  Long-term debt                                                            498,324           402,572
  Other                                                                      38,716            42,340
                                                                        -------------     -----------
                                                                            552,929           460,134
                                                                        -------------     -----------
 COMMITMENTS AND CONTINGENCIES

 COMMON STOCK SUBJECT TO REDEMPTION:
  Common stock subject to limited rights of redemption,
    $.01 par value, 990,033 shares at December 31, 1993
    at an estimated maximum redemption price
    of $13.64 per share                                                      13,500              ---
  Notes receivable from sale of common stock                                 (1,065)             ---
                                                                        -------------     -----------
                                                                             12,435              ---
                                                                        -------------     -----------

 STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 49,500,000 and 150,000,000
    authorized at December 31, 1993 and October 1, 1994,
    respectively; 37,809,981 outstanding at December 31, 1993, net
    of shares subject to redemption, and 46,020,514 outstanding at               12               460
    October 1, 1994

  Additional paid-in capital                                                156,917           273,730
  Notes receivable from sale of common stock                                   ---             (1,030)
  Warrants to purchase common stock                                          10,000               417
  Less- Common stock held in treasury, 3,300,000 shares
    at December 31, 1993 and 137,643 shares at October 1, 1994,             (10,000)             (468)
    at cost
  Retained deficit                                                         (109,248)          (75,282)
  Minimum pension liability adjustment                                       (4,164)           (4,164)
  Cumulative translation adjustment                                            (307)           (1,866)
                                                                        -------------     -----------
                                                                             43,210           191,797
                                                                        -------------     -----------
                                                                        $ 1,114,291       $ 1,245,648
                                                                        ===========       ===========



      The accompanying notes are an integral part of these balance sheets.

                   LEAR SEATING CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                    Three Months Ended              Nine Months Ended
                                              ------------------------------   --------------------------

                                                 October 2,       October 1,    October 2,    October 1,
                                                    1993             1994          1993          1994
                                               ---------------   ------------   -----------   -----------
                                                        (Unaudited)                    (Unaudited)

      Net sales                                   $  399,066      $  698,508     $1,344,136    $2,207,370
      Cost of sales                                  377,239         649,571      1,224,329     2,029,843

      Selling, general and
       administrative expenses                        12,695          19,793         47,746        58,091
      Amortization of goodwill                         2,187           2,899          7,361         8,603
                                                  ------------    ----------     ----------    ----------
        Operating income                               6,945          26,245         64,700       110,833

      Interest expense                                11,418          10,204         32,307        35,215
      Other expense, net                               1,070           1,843          3,654         6,411
                                                  ------------    ----------     ----------    ----------
      Income (loss) before provision for
        national income taxes and
        extraordinary item                            (5,543)         14,198         28,739        69,207

      Provision for national income taxes              5,286           7,884         18,683        35,241
                                                  ------------    ----------     ----------    ----------
        Net income (loss) before
          extraordinary item                         (10,829)          6,314         10,056        33,966
      Extraordinary loss on early
        extinguishment of debt                          (535)            ---           (535)          ---
                                                  ------------    ----------     ----------    ----------

      Net Income (loss)                           $  (11,364)     $    6,314     $    9,521    $   33,966
                                                  ============    ==========     ==========    ==========

      Earnings per common share:
        Net Income (loss) before
          extraordinary item                      $    (0.31)     $     0.13     $     0.25    $     0.73

      Extraordinary loss                               (0.01)           ---           (0.01)          ---
                                                  ------------    ----------     ----------    ----------


      Net Income (loss)                           $    (0.32)     $     0.13     $     0.24    $     0.73
                                                  ============    ==========     ==========    ==========





        The accompanying notes are an integral part of these statements.

                   LEAR SEATING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                Nine Months         Nine Months
                                                                                   Ended               Ended
                                                                              October 2, 1993    October 1, 1994
                                                                              ---------------    ---------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                      $    9,521         $   33,966
  Adjustments to reconcile net income to net cash provided
   by operating activities-
   Depreciation and amortization of goodwill                                          30,991             41,407
   Amortization of deferred financing fees                                             2,099              1,799
   Deferred national income taxes                                                    (15,826)              (667)
   Extraordinary loss                                                                    535               ---
   Other, net                                                                           (476)             5,115
   Net change in working capital items                                                35,260            (76,440)
                                                                                   -----------       -----------

           Net cash provided by operating activities                                  62,104              5,180
                                                                                   -----------       -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                                         (27,084)           (64,533)
  Other, net                                                                             994              6,497
                                                                                   -----------       -----------

           Net cash used by investing activities                                     (26,090)           (58,036)
                                                                                   -----------       -----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in long-term debt, net                                                      (35,199)           (95,605)
  Short-term borrowings, net                                                          (2,910)           (12,042)
  Increase (decrease) in cash overdrafts                                               9,705             43,373
  Proceeds from sale of common stock, net                                               ---             103,700
  Other, net                                                                           1,639                 45
                                                                                   -----------       -----------

           Net cash provided (used) by financing activities                          (26,765)            39,471
                                                                                   -----------       -----------

 Effect of foreign currency translation                                                1,747             (2,752)
                                                                                   -----------       -----------

 NET CHANGE IN CASH AND CASH EQUIVALENTS                                              10,996            (16,137)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     31,535             55,034
                                                                                   -----------       -----------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $  42,531         $   38,897
                                                                                   ===========       ===========

 CHANGES IN WORKING CAPITAL
   Accounts receivable                                                             $  12,552           $ (99,494)
   Inventories                                                                         3,931             (17,374)
   Accounts payable                                                                  (12,945)             54,213
   Accrued liabilities and other                                                      31,722             (13,785)
                                                                                   -----------       -----------

                                                                                   $  35,260           $ (76,440)
                                                                                   ===========       ===========
 SUPPLEMENTARY DISCLOSURE:
  Cash paid for interest                                                           $  31,488         $   32,109
                                                                                   ===========       ===========

  Cash paid for income taxes                                                       $  22,523         $   30,236
                                                                                   ===========       ===========

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


(2)  LETTER OF INTENT TO ACQUIRE FIAT SEAT BUSINESS

     On September 15, 1994, the Company announced that it entered into a letter of intent with Gilardini S.p.A. ("Gilardini"), a subsidiary of Fiat S.p.A. ("Fiat"), for the acquisition of its SEPI S.p.A. subsidiary ("SEPI") and certain other assets of Gilardini collectively referred to as the Fiat Seat Business. The Company's preliminary estimate of the cost of the acquisition is 250 billion lira, or approximately $160 million.

     SEPI is the primary automotive seating system supplier to Fiat and had 1993 sales of approximately 553 billion lira, or $350 million. SEPI operates eight production facilities in Italy which supplied seats for over 1 million vehicles in 1993 with approximately 1800 employees. The acquisition would also include two production facilities in Poland and minority interests in operations in Spain and Turkey. In connection with the acquisition, the Company and Fiat would enter into a supply agreement for SEPI to provide substantially all of Fiat's outsourced automotive seat requirements.

     Consummation of the acquisition is subject to certain conditions, among which are the satisfactory completion of the Company's due diligence review and negotiation and signing of final documentation.


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

                   LEAR SEATING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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


(4)  ACQUISITION OF NAB

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


                                                   Three Months Ended            Nine Months Ended
                                                    October 2, 1993                October 2, 1993
                                                    ---------------                ---------------
    Net Sales                                             $503,632                     $1,705,572
    Net Income (loss)                                       (8,789)                        15,851
    Net Income (loss) per common share                       (0.25)                          0.39

                   LEAR SEATING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5)  INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined principally using the first-in, first out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.

         Inventories are comprised of the following (in thousands):

                                                     December 31,          October 1,
                                                          1993                 1994
                                                          ----                 ----
                     Raw materials                     $ 42,470           $ 68,256
                     Work-in-process                     23,394              8,663
                     Finished goods                       5,867             12,414
                                                      ---------          ---------
                                                       $ 71,731           $ 89,333
                                                      =========          =========



(6)  LONG-TERM DEBT

           Long term debt is comprised of the following (in thousands):

                                                            December 31,                  October 1,
                                                                1993                        1994
                                                                ----                        ----
      Senior Debt:
        German term loan                                      $   7,592                    $  7,303

        Revolving credit loans:
          Domestic                                              230,700                     100,200
          Canadian                                                  ---                       7,339
                                                              ----------                  ----------
                                                                238,292                     114,842
        Less - current portion                                   (1,168)                     (1,270)
                                                              ----------                  ----------
                                                                237,124                     113,572
                                                              ----------                  ----------

      Subordinated Debt:
        11 1/4% Senior Notes                                    125,000                     125,000
        14% Debentures                                          135,000                        ---
        8 1/4% Notes                                                ---                     145,000
                                                              ----------                  ----------
                                                                260,000                     270,000
   Notes Payable                                                  1,200                        ---
   Industrial Revenue Bonds                                         ---                      19,000
                                                              ----------                  ----------
                                                              $ 498,324                   $ 402,572
                                                              ==========                  =========

                   LEAR SEATING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(7)  COMMON SHARES OUTSTANDING

     The weighted average number of shares of common stock after giving effect to the split of the Company's common stock (Note 3) is as follows for the periods presented:


                              Three Months Ended                                 Nine Months Ended
                          --------------------------                      ----------------------------

                      October 2, 1993       October 1, 1994            October 2, 1993      October 1, 1994
                      ---------------       ---------------            ---------------      ---------------
 Primary                 35,500,014               49,384,436               40,381,418           46,773,561

 Fully Diluted           35,500,014               49,416,237               40,381,418           46,852,607

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 1, 1994 VS. THREE MONTHS ENDED OCTOBER 2, 1993.

     Sales of $698.5 million in the quarter ended October 1, 1994, exceeded the quarter ended October 2, 1993 by $299.4 million or 75.0%. Sales in the third quarter of the current year benefited from new business in North America and Europe, incremental volume on mature seating programs in the United States and Europe and the acquisition of the North American seat and seat cover business
(NAB) from Ford Motor Company on November 1, 1993.

         Sales in the United States of $386.0 million increased in the third quarter of calendar year 1994 as compared to the third quarter of the prior year by $190.3 million or 97.2%. Sales in the third quarter of 1994 reflect vehicle production increases on established seating programs by domestic automotive manufacturers, the contribution of the NAB acquisition, and incremental volume on new Chrysler truck and Ford passenger car programs.

         Sales in Canada of $153.5 million in the third quarter of calendar 1994 surpassed prior year by $67.7 million or 78.9% due to a new Ford truck program introduced in February 1994, the relocation of a NAB passenger car program to Canada and to improved production build schedules by original equipment manufacturers on carryover programs. Partially offsetting the increase in sales were lower production volumes for a General Motors replacement passenger car launched in the first quarter of calendar 1994.

         Sales in Europe of $119.7 million in the current fiscal year exceeded the third quarter of calendar 1993 by $42.8 million or 55.7% due to the contribution of new seat programs in Germany and England, additional volume on existing programs by automotive manufacturers in Germany, Austria and Sweden and favorable exchange rate fluctuations in Germany.

         Sales in Mexico of $39.3 million were slightly unfavorable to prior year by 3.3% largely as a result of the product phase out of a General Motors truck program, participation in a customer cost reduction program and new program costs which offset increased Chrysler truck and Ford passenger car seat programs.

         Gross profit (net sales less cost of sales) and gross margin (gross profit as a percentage of sales) were $48.9 million and 7.0% for the quarter ended October 1, 1994 as compared to $21.8 million or 5.5% in the third quarter of calendar 1993. Gross profit in the third quarter of calendar 1994 benefited from increased market demand for new and mature seating programs in North America and Europe, the NAB acquisition and productivity improvement programs. Partially offsetting the increase in gross profit were facility and preproduction costs for new programs in the United States, Europe and Australia.

     Selling, general and administrative expenses as a percentage of net sales declined from 3.2% in the third quarter of calendar year 1993 to 2.8% for the current quarter. Actual selling, general and administrative expenses increased $7.1 million largely as a result of administration support expenses and design and development costs associated with the expansion of business and expenses related to new business opportunities.

     Operating income (gross profit less selling, general and administrative expenses) and operating margin (operating income as a percentage of sales) were $26.2 million and 3.8% for the third quarter of calendar 1994 as compared to $6.9 million and 1.7% a year earlier. The growth in operating income was primarily due to incremental domestic and foreign car and truck production coupled with the NAB acquisition and improved performance at start-up operations in North America. Partially offsetting the increase in operating income were engineering and preproduction costs at the remaining start-up operations and increased operating expenses noted above. Non-cash depreciation and amortization charges were $14.5 million and $10.3 million for the third quarter of calendar year 1994 and 1993, respectively.

     During the three months ended October 1, 1994, interest expense decreased by $1.2 million from the comparable period in the prior year. A net decrease in subordinated debt interest expense of $1.8 million due to the refinancing of 14% debentures with 8 1/4% notes was partially offset by interest on debt incurred to finance the NAB acquisition.

     Other expense for the quarter ended October 1, 1994, which includes state and local taxes, foreign exchange gains and losses, equity in non-consolidated affiliates, and miscellaneous non-operating expenses, increased slightly from the prior year. Higher state and local tax expense in the current quarter due to increased domestic sales resulted in the higher current year expense.

     Net income for the third quarter was $6.3 million, or $0.13 per share, compared to a net loss of $11.4 million, or $0.32 per share a year ago. Net earnings improved due to increased market demand for new and mature seating programs and the inclusion of the NAB. Also favorably affecting the quarterly results in 1994 compared to the same period in 1993 were interest savings due to the refinancing of subordinated debt in the first quarter of 1994 and the Company's initial public offering in the second quarter of 1994. The current quarter net income reflects $2.3 million additional income tax provision as compared to the prior year quarter. The higher tax provision is a result of higher third quarter pretax earnings primarily from U.S. and Canadian operations.

NINE MONTHS ENDED OCTOBER 1, 1994 VS. NINE MONTHS ENDED OCTOBER 2, 1993.

     Sales of $2,207.4 million for the nine month period of calendar 1994 surpassed the nine month period of the prior year by $863.2 million or 64.2%. Sales as compared to prior year benefited from increased market demand on carryover domestic and foreign seat programs, new business in North America, and the acquisition of NAB.

     Gross profit and gross margin were $177.5 million and 8.0% for the nine month period ended October 1, 1994 as compared to $119.8 million and 8.9% in the prior year. Gross profit in calendar 1994 improved due to incremental domestic and foreign passenger car and truck production, including the benefit of the NAB acquisition which offset new business costs in North America and Europe, lost margin contribution associated with a General Motors model changeover in Canada, severance costs associated with the downsizing of German component operations and additional postretirement expense due to the adoption of SFAS 106.

     Selling, general and administrative expenses declined as a percentage of sales to 2.6% from 3.6% in the comparable period last year. The increase in actual expenditures was largely the result of technical and administrative expenses necessary to support increased business in North America.

     Operating income and operating margin were $110.8 million and 5.0% for calendar 1994 as compared to $64.7 million and 4.8% a year earlier. The increase in operating income was primarily due to the NAB acquisition coupled with the benefits derived from incremental volume on new and mature seating programs in North America and Europe which offset costs associated with start-up facilities, plant downtime in Canada, lower margin contribution in Mexico and postretirement health care expense. Non-cash depreciation and amortization charges were $41.4 million and $31.0 million for the nine month period of the current and prior calendar years, respectively.

     During the nine months ended October 1, 1994, interest expense increased $2.9 million to $35.2 million as compared to the nine months ended October 2, 1993. The refinancing of the 14% debentures with 8 1/4% notes during the first quarter of 1994 provided a net interest savings of approximately $3.1 million, but was offset by higher short-term interest expense in Europe and interest expense incurred on debt used to finance the NAB purchase.

     Other expense for the nine months ended October 1, 1994 increased by approximately $2.7 million over the comparable period in 1993. Higher North American sales in the current year contributed an additional $2.3 million in state and local tax expense which led to the overall increase in other expense.

     Net income for the first nine months of 1994 was $34.0 million, or $0.73 per share, compared to net income of $9.5 million, or $0.24 per share for the same period in 1993. Income before taxes and extraordinary items increased $40.5 million in the nine months ended October 1, 1994 over the comparable 1993 period. Higher earnings from mature U.S. operations and improved results from the Company's European operations as well as the inclusion of the NAB in 1994 were the primary contributors of the increase. The improved earnings resulted in higher tax provisions in the current year nine month period.

LIQUIDITY AND CAPITAL RESOURCES

     As of October 1, 1994, the Company had a $425.0 million revolving credit facility under which $80.0 million was borrowed and outstanding and $59.7 million was committed and outstanding under letters of credit, leaving $285.3 million unused and available. On April 13, 1994, the Company received net proceeds of $103.7 million related to the initial public offering of its common stock. These proceeds were used to reduce the amount outstanding under the credit facility thereby increasing the amount unused and available under the revolving credit facility by $103.7 million. The Company also had term loans outstanding in Germany of approximately $7.3 million. As of October 1, 1994, the Company had net cash and cash equivalents of $38.9 million.

     Net cash flows provided by operating activities were $5.2 million during the nine months ended October 1, 1994 compared to $62.1 million during the same period in fiscal 1993, principally due to the change in working capital as discussed below, partially offset by higher earnings in 1994 and lower deferred tax asset due to utilization of net operating loss carryforwards in the U.S.

     The net change in working capital declined from a source of $35.3 million for the nine months ended October 2, 1993 to a use of $76.4 million for the nine months ended October 1, 1994 primarily as a result of the increase in receivable levels caused by the 64.2% increase in net sales as well as lower than normal receivable balances at December 31, 1993 due to plant downtime in Canada. Also contributing to the decrease in operating cash flows were higher reimbursable preproduction development and production tooling costs attributable to new programs in 1994.

     During the first nine months of 1994, net cash used by investing activities increased by $31.9 million to $58.0 million. The increase was primarily due to capital expenditures of $64.5 million in the nine months ended October 1, 1994 compared to $27.0 million expended in the comparable period in 1993. Of the 1994 expenditures, approximately $28.9 million was spent on new production facilities to support the Company's sales growth. The remainder was spent on existing plants and administrative support facilities. For the remainder of 1994, the Company currently anticipates an additional $35.5 million in capital expenditures.

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

     As discussed in Note 2 of the Notes to Consolidated Financial Statements, the Company has entered into a letter of intent with Gilardini S.p.A, a subsidiary of Fiat S.p.A, to acquire the Fiat Seat Business. The Company's preliminary estimate of the purchase price is approximately $160 million. In connection with this potential acquisition, the Company has entered into negotiations with banks associated with the Company's $425.0 million revolving credit facility to amend the agreement to increase the total available credit, reduce pricing, modify certain covenants, and allow for the utilization of available credit under the agreement for the purchase of the Fiat Seat Business. The Company had $285.3 million in available credit under the agreement at October 1, 1994.

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

                            LEAR SEATING CORPORATION

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

  (a)  The following exhibit is required to be filed as part of this report:

       27.    Financial Data Schedule for the Quarter Ended October 1, 1994.

  (b) The following report on Form 8-K was filed during the quarter ended October 1, 1994:

       Form 8-K, dated September 15, 1994, Press Release dated September 16,
         1994 disclosing the Company's Letter of Intent to Acquire Fiat
         Seat Business.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.




LEAR SEATING CORPORATION


Dated: November 14, 1994 By: /s/    James H. Vandenberghe
                             ---------------------------------------------------
                                    James H. Vandenberghe
                                    Executive Vice President
                                    Chief Financial Officer

                            LEAR SEATING CORPORATION
                                   FORM 10-Q
                                 EXHIBIT INDEX
                     FOR THE QUARTER ENDED OCTOBER, 1, 1994




Exhibit
Number                         Description                               Page
- -------                        -----------                               ----

27.   Financial Data Schedule for the Quarter Ended October 1, 1994.