Form 10-K
LEAR SEATING CORP
filed 1995-03-29
CIK 842162

============================================================================
                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
/x/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 1994.

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ___________.

COMMISSION FILE NUMBER:  1-11311


                            LEAR SEATING CORPORATION
             (Exact name of registrant as specified in its charter)


                DELAWARE                              13-3386776
      (State or other jurisdiction                 (I.R.S. Employer
    of incorporation or organization)              Identification No.)

  21557 TELEGRAPH ROAD, SOUTHFIELD, MI                   48034
(Address of principal executive offices)               (zip code)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (810) 746-1500

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                 NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                      ON WHICH REGISTERED
COMMON STOCK, PAR VALUE $.01 PER SHARE          NEW YORK STOCK EXCHANGE




       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X            No
                                                  -----             -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 15, 1995, the aggregate market value of the registrant's Common Stock, par value $.01 per share, held by non-affiliates of the registrant was $242,185,308. The closing price of the Common Stock on February 15, 1995 as reported on the New York Stock Exchange was $17.25.

As of February 15, 1995, the number of shares outstanding of the registrant's Common Stock was 46,078,048 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant's Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on May 5, 1995, as described in the Cross-Reference Sheet and a Table of Contents included herewith, are incorporated by reference into Part III of this Report.

============================================================================

                             CROSS REFERENCE SHEET
                                      AND
                               TABLE OF CONTENTS

                                                                                                             PAGE NUMBER
                                                                                                            OR REFERENCE (1)
                                                                                                            ----------------
                                                  PART I
ITEM      1.       Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
ITEM      2.       Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13
ITEM      3.       Legal proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15
ITEM      4.       Submission of matters to a vote of security holders. . . . . . . . . . . . . . . . . . . . .   15

                                                  PART II
ITEM      5.       Market for registrant's common equity and related stockholder matters. . . . . . . . . . . .   16
ITEM      6.       Selected financial data. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17
ITEM      7.       Management's discussion and analysis of financial condition and results of operations. . . .   18
ITEM      8.       Financial statements and supplementary data. . . . . . . . . . . . . . . . . . . . . . . . .   26
ITEM      9.       Changes in and disagreements with accountants on accounting and financial disclosure . . . .   61

                                                  PART III
ITEM     10.       Directors and executive officers of the registrant (2) (4) . . . . . . . . . . . . . . . . .   62
ITEM     11.       Executive compensation (3) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   62
ITEM     12.       Security ownership of certain beneficial owners and management (4) . . . . . . . . . . . . .   62
ITEM     13.       Certain relationships and related transactions (5) . . . . . . . . . . . . . . . . . . . . .   62

                                                  PART IV
ITEM     14.       Exhibits, financial statement schedules, and reports on Form 8-K . . . . . . . . . . . . . .   63

------------

(1) Certain information is incorporated by reference, as indicated below, from the registrant's Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on May 5, 1995 (the "Proxy Statement").
(2)    Proxy Statement section entitled "Election of Directors" and
       "Management."
(3)    Proxy Statement section entitled "Executive Compensation."
(4) Proxy Statement section entitled "Record Date, Outstanding Shares, Required Vote and Holdings of Certain Stockholders -- Security Ownership of Certain Beneficial Owners and Management."
(5)    Proxy Statement section entitled "Certain Transactions."

                                     PART I

                               ITEM 1 - BUSINESS

As used in this report, unless the context otherwise requires, the "Company" or "Lear" refers to Lear Seating Corporation and its consolidated subsidiaries after giving effect to the Merger (as defined herein).

GENERAL

              Lear Seating Corporation is the largest independent supplier of automotive seat systems in the world. The Company employs approximately 25,000 people in 17 countries and operates 79 manufacturing, research, design, engineering, testing and administration facilities. The Company's principal products include finished automobile and light truck seat systems, automobile and light truck seat frames, seat covers and other seat components. The Company's seat systems, which are designed, manufactured and assembled at the Company's manufacturing facilities, are shipped to customer assembly plants on a just-in-time ("JIT") basis. This JIT process enables the Company to optimize inventory turnover and deliver products to its customers on as little as 90 minutes notice. The Company has taken the JIT concept to a higher level with Sequential Parts Delivery ("SPD"). SPD not only delivers the seat systems to the customers on a JIT basis, but also permits delivery in the precise color and trim sequence. In the year ended December 31, 1994, approximately 76% of Lear's net sales were generated from sales in the United States and Canada, with the balance of sales being primarily in Europe and Mexico. The Company's present customers include 17 original equipment manufacturers ("OEMs"), the most significant of which are Ford, General Motors, Fiat, Chrysler, Volvo, Volkswagen, Saab and Mazda.

              The Company's net sales have grown rapidly from approximately $159.8 million in the fiscal year ended June 30, 1983 to approximately $3.1 billion in the year ended December 31, 1994, an average compound annual growth rate of approximately 31%. This growth in sales is attributable primarily to the trend in the automotive industry to "outsource" more of its requirements for automotive components, particularly high cost components such as seat systems. The Company has expanded its operations to facilitate such growth through capital expenditures necessary to construct or acquire new facilities and to enhance existing facilities, as well as through acquisitions.

              Outsourcing has increased in response to competitive pressures on OEMs to improve quality and reduce capital needs and the costs of labor, overhead and inventory. The outsourced market for automobile and light truck seat systems in North America is approximately 70% of the total North American seat systems market of $6.8 billion. In 1994, the Company held a leading 37% of the North American outsourced market and 27% of the total market. The 1994 European automotive seating market was an estimated $4.5 billion, of which approximately 53% was outsourced. As a result of the Company's acquisition in December 1994 of the Fiat Seat Business (as defined herein), the Company became the market leader in Europe with a 33% share of the outsourced market and 18% of the total market. See "Business -- FSB Acquisition."

              The Company is also the largest supplier of seat systems and seat components in Mexico. The Company believes that it is well positioned to take advantage of the growing activities of United States-based and German-based OEMs, in this geographic segment as well as take advantage of opportunities that result from the North American Free Trade Agreement.

              In addition to outsourcing the production of seat systems, OEMs increasingly are transferring the primary responsibility for design, engineering and quality control of these products to suppliers, such as Lear, with proven design, engineering and JIT program management and manufacturing capabilities. Suppliers that design, engineer, manufacture and conduct quality control testing are generally referred to as "Tier I" suppliers. The Company believes that early involvement in the design and engineering of new seating products as a Tier I supplier affords the Company a competitive advantage in securing new business and provides its customers with significant cost reduction opportunities through the coordination of the design, development and manufacturing processes. See "Business - Business Strategy."

              The Company has enhanced its design and engineering capabilities with two technical centers and other investments to upgrade its capabilities. The Company is continuing this process of investing to substantially improve all aspects of its safety and functional testing and comfort assessment capabilities. An example of the Company's design and engineering capabilities is the development of the Company's patented SureBond process, which bonds seat covers to foam pads, minimizing the need for sewing. "See Business - Manufacturing." The Company believes its enhanced design and engineering capabilities have contributed to the increase in the Company's North American
content per vehicle from $12 in 1983 to $169 in 1994.   In Europe, the
Company's content per vehicle has grown from $3 in 1983 to $80 in 1994 after giving effect of the FSB acquisition.

              The Company's continued expansion as a Tier I supplier has resulted in the Company beginning nine new seat programs in 1994 including programs for Ford, General Motors, Chrysler, Jaguar and BMW. This new business, combined with the full integration of the November 1993 acquisition of Ford's North American Seat and Seat Cover Business ("NAB"), contributed significantly to the Company's overall growth. New programs awarded to the Company in 1994 for business in Europe, South America, Australia and Indonesia, combined with existing programs are expected to result in approximately $800 million in incremental annual new business through 1998. As a result of this new business, the Company expects to construct several new seat systems facilities, which typically involve an upfront cost of between $6.0 million and $9.0 million per facility for owned facilities and between $1.0 million and $6.0 million per facility for leased facilities.

              The Company is the successor to a seat frame manufacturing business founded in 1917 that served as a supplier to General Motors and Ford from its inception. Lear Holdings Corporation ("Holdings"), the former parent of the Company, was organized in August 1988 to effect the acquisition (the "1988 Acquisition") of all of the outstanding common stock of Lear Seating Corporation (formerly known as Lear Siegler Seating Corp.) and certain other subsidiaries of Lear Siegler Holdings Corp. comprising its seating group (the companies acquired being collectively referred to herein as the "Seating Group"). On December 31, 1993, Holdings merged with and into the Company (the "Merger"), and the separate corporate existence of Holdings ceased on that date. Unless the context otherwise indicates, all information contained herein is presented as if the Merger had occurred as of the date or as of the beginning of the period indicated.

              The Company's principal executive offices are located at 21557 Telegraph Road, Southfield, Michigan 48034. Its telephone number at that location is (810) 746-1500. The Company was incorporated in Delaware on January 13, 1987.

BUSINESS STRATEGY

              To take advantage of additional business opportunities, the Company has positioned itself as a global Tier I supplier of entire seat systems to the OEMs. Tier I status typically means that the supplier is awarded the seat program for a particular vehicle in the early stages of the vehicle's design. The Tier I supplier becomes responsible for total seat program management, including design, development, component sourcing, quality assurance procedures, manufacture and delivery to the OEM's assembly plant.
The OEM benefits from lower costs, improved quality, timely delivery and the administrative convenience of being able to treat seating as a single component instead of as numerous individual components. The Company believes that its early involvement in the design and engineering of new seat products as a Tier I supplier affords the Company a competitive advantage in securing new business. The Company has become a significant Tier I supplier by implementing a strategy based upon the following elements:

              - Strong Relationships with the OEMs. The Company's management has developed strong relationships with its OEM customers which allow Lear to identify business opportunities and react to customer needs in the early stages of vehicle design. The Company works closely with OEMs in designing and engineering seat systems and maintains an excellent reputation with the OEMs for timely delivery and customer service and for providing world class quality at a competitive price. Many of the Company's facilities have won awards from OEMs and others, including the General Motors Mark of Excellence Award, the General Motors Supplier of the Year Award, the General Motors Top Supplier Award in Mexico, the Ford Q-1 Award, the General Motors of Europe Supplier of the Year Award, the Chrysler Quality Excellence Award, the Saab 100% Supplier Performance Award, the Mazda Most Valuable Supplier Award and Full Service Supplier certification by Ford Motor Company.

              - Product Technology and Product Design Capability. Lear has made substantial investments in product technology and product design capability to support its products. The Company maintains two technical centers (in Southfield, Michigan and Turin, Italy) where it tests current and future products to determine compliance with safety standards, quality and durability, response to environmental conditions and user wear and tear. Benchmarking studies are also conducted to aid in developing innovative seat design features. The Company has recently made substantial investments to further upgrade its computer-aided engineering ("CAE") and computer-aided design/computer-aided manufacturing ("CAD/CAM") capabilities. Such tools as advanced design modeling software, dynamic crash simulation, linear and non-linear finite element analysis and solids modeling are among several tools recently added to electronically create a seat and evaluate its performance.

              - Lean Manufacturing Philosophy. Lear has adopted a "lean manufacturing" philosophy that seeks to eliminate waste and inefficiency in its own operations and in those of its customers. The Company believes that it provides superior quality seating products at lower costs than the OEMs. The Company, whose facilities are linked by computer directly to those of its suppliers and customers, receives components from its suppliers, and delivers seat systems and components to its customers on a JIT basis, which minimizes inventories and fixed costs and enables the Company to deliver products on as little as 90 minutes notice. In the year ended December 31, 1994, the Company's overall annual inventory turnover rate was 36 times and the turnover rate was up to 150 times in the case of certain of the Company's JIT plants. The Company also minimizes fixed costs by using the existing suppliers to the OEMs and the OEMs themselves for certain components instead of attempting to produce such components itself. In cases where one of the Company's manufacturing facilities is underutilized, the Company is able to redistribute products to increase facility utilization.

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

FSB ACQUISITION

              On December 15, 1994, the Company, through its wholly-owned subsidiary Lear Seating Italia S.r.L., purchased from Gilardini S.p.A. ("Gilardini"), a subsidiary of Fiat S.p.A. ("Fiat Auto"), all of the shares of SEPI S.p.A. ("SEPI"), the primary automotive seat systems supplier to Fiat Auto. SEPI and its wholly-owned subsidiary, SEPI Sud S.p.A. ("SEPI Sud"), operate eight facilities in Italy producing automotive seat systems for 85% of Fiat Auto's Italian vehicle production under the Fiat, Lancia, Alfa Romeo and Ferrari nameplates as well as seat frames for certain Fiat models for which SEPI and SEPI Sud do not supply the seat systems. In connection with this acquisition, Lear also acquired from Gilardini (i) all of the shares of SEPI Poland Sp. Z o.o., which produces automotive seat systems for Fiat Auto Poland and supplies seat covers to SEPI and SEPI Sud; (ii) a 35% interest in a Turkish joint venture which proposes to produce automotive seat systems for Tofas (a Fiat Auto affiliate) and provides seat covers to SEPI and SEPI Sud; and (iii) a 49% interest in Industrias Cousin Freres S.L., a seat component joint venture in Spain with Bertrand Faure S.A. Lear also anticipates acquiring interests in proposed South American joint ventures which plan to supply automotive seat systems to Fiat Auto or its affiliates in Brazil and Argentina.

              The purchase price for the acquisition (the "FSB acquisition") of the interests described in the preceding paragraph (collectively, the "Fiat Seat Business") was 250.0 billion Italian Lire, including the long-term indebtedness of SEPI as of September 30, 1994 which totaled 80.63 billion Italian Lire. Of the purchase price, 20.0 billion Italian Lire was deferred and is payable, without interest thereon, on November 30, 1998. The remaining
149.37 billion Italian Lire of the purchase price was paid in cash at the closing of the FSB acquisition. As part of the FSB acquisition, Lear also agreed to replace the outstanding indebtedness of SEPI to Fiat Auto and its affiliates. Lear replaced such indebtedness on January 20, 1995.

              In connection with the FSB acquisition, Lear and Fiat Auto entered into a long-term supply agreement for the production of substantially all outsourced automotive seat systems for Fiat Auto and affiliated companies worldwide. The financing for the FSB acquisition was provided by the Company's Credit Agreement (as defined herein).

              The sale of the Fiat Seat Business was conducted on an auction basis in which Fiat Auto considered numerous factors submitted by each of several bidders including price, technical resources, capabilities and expertise in the automotive and light truck seat market. The Company believes that its selection highlights the Company's position as a leading independent supplier of automotive seat systems.

              The FSB acquisition not only establishes Lear as the market leader in automotive seat systems in Europe, but combined with its leading position in North America, makes Lear the largest independent automotive seat systems manufacturer in the world.

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

              The JIT principles first developed at Lear's seat frame plants in 1983 were next applied to the Company's growing seat systems business and has now evolved to SPD principles. The Company's 39 seating plants are typically no more than 30 minutes or 20 miles from its customers' assembly plants and manufacture seats for delivery to the customer's facility in as little as 90 minutes. Orders for the Company's seats are received on a weekly basis, pursuant to blanket purchase orders for annual requirements. These orders detail the customers needs for the ensuing week. In addition, on each work day, constant computer and other communication is maintained between personnel at the Company's plants and personnel at the customer's plants to keep production current with the customer's demand.

              The following is the approximate composition by product category of the Company's net sales in the year ended December 31, 1994: seat systems, 78%; seat covers, 12%; seat frames, 8%; and seat components, 2%.

              - Seat Systems. The seat systems business consists of the manufacture, assembly and supply of entire seating requirements for a vehicle or assembly plant. The Company produces seat systems for automobiles and light trucks that are fully finished and ready to be installed in a vehicle.
Included within the Company's seat systems production are high performance seats for luxury versions of the OEMs' specialty cars, such as the Chevrolet Corvette, the Ford Taurus SHO, the Mercury Cougar XR7, the Ford Thunderbird Super Coupe, the Ford Mustang GT and the Dodge Viper. High performance seats are fully assembled seats, designed to achieve maximum passenger comfort by adding a wide range of manual and power features such as lumbar supports, cushion and back bolsters and leg and thigh supports. As OEMs continue to view seat systems as a distinguishing marketing feature, the advanced features incorporated initially in high performance seats are more frequently becoming standard features in a wider variety of later production vehicles.

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

              The Company's major seat systems customers include Ford, General Motors, Fiat, Chrysler, Volvo, Volkswagen, Saab and Mazda. In addition, through its joint ventures with NHK Spring Co., Ltd., the Company supplies seat systems to SIA (a joint venture between Fuji Heavy Industries (Subaru) and Isuzu) and to CAMI (a joint venture between Suzuki and General Motors). The Company and its affiliates serve assembly plants for these customers through 39 different JIT facilities.

              The Company's sales for the year ended December 31, 1994 were comprised of the following vehicle categories: 42% light truck and sport utility, 18% mid-size, 13% luxury, 11% full size, 9% sport and 7% compact vehicles. Among the more significant vehicle platforms for which the Company produces or has been awarded complete seat system responsibility are the GM C/K pick-up (Chevrolet and GMC light trucks), the Ford Taurus and Mercury Sable, the Ford Crown Victoria and Mercury Grand Marquis, GM C/K sport utility vehicles (Chevrolet and GMC Suburban, Chevrolet Tahoe and GMC Yukon), Buick LeSabre, GM J-body (Chevrolet Cavalier and Pontiac Sunfire) and the Ford Windstar minivan. For a more complete listing of vehicles with seat systems sold by the Company and its affiliates, see "Business - Customers."

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

              Lear's position as a market leader in seat systems is largely attributable to seating programs on new vehicle models launched in the past five years. The Company believes that supplying seating for these new vehicle models will provide it with a long-term revenue stream throughout the lives of these models. The Company is currently working with customers in the development of a number of seat systems products to be introduced by automobile manufacturers in the late 1990's, which it expects will lead to an increase in outsourcing opportunities in the future. For years ending December 31, 1995 through December 31, 1998, the Company anticipates approximately $800 million in incremental annual new sales from the full ramp-up of new and recently awarded programs. Such business includes the Ford Taurus/Mercury Sable, the Ford Explorer, the Ford Contour/Mercury Mystique, the Dodge Ram Pick-up Truck, the Chevrolet Cavalier/Pontiac Sunfire, the Ford Windstar Minivan, all Jaguar models, the GM Opel Omega and the Oldsmobile Aurora/Buick Riviera.

              - Seat Covers. Lear produces seat covers at its Fairhaven, Michigan and Saltillo, Mexico facilities, which deliver seat covers primarily to other Company plants. In addition, pursuant to the NAB acquisition, the Company acquired a portion of Ford's North American seat cover business and is producing approximately 80% of the seat covers for Ford's North American vehicles. After the NAB acquisition, the Company's major external customers for seat covers are Ford and other independent suppliers. The expansion of the Company's seat cover business allows the Company better control over the cost and quality of one of the critical components of a seat system. Typically, seat covers comprise approximately 30% of the aggregate cost of a seat system.

              - Seat Frames. Lear produces steel and aluminum seat frames for passenger cars and light trucks and medium trucks. Seat frames are primarily manufactured using precision stamped, tubular steel and aluminum components joined together by highly automated, state-of-the-art welding and assembly techniques. The manufacture of seat frames must meet strict customer specified safety standards.

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

              - Seat Components. The Company designs and manufactures plastic storage armrests for inclusion in seat systems at its plant in Mendon, Michigan. Vehicles in which these components are found are the Dodge Ram Pick-up Truck, the Ford F-Series Pick-up Truck, the Buick LeSabre and the Oldsmobile Delta 88. The Company also manufactures painted and assembled injection molded components at the Mendon facility that are used in automotive vehicle interiors.

MANUFACTURING

              Lear has developed a comprehensive flexible manufacturing philosophy for seat systems that allows it to make optimal use of its manufacturing facilities in both high and low volume markets. This concept, based on JIT manufacturing techniques, was developed in the early 1980's to meet the requirements of its customers seeking to reduce costs and improve quality. The Company has over ten years of experience in JIT management and manufacturing.

              Seat and component assembly techniques fall into two major categories, traditional assembly methods (in which fabric is affixed to a frame using velcro, wire or other material) and advanced bonding processes. There are two advanced bonding techniques employed by the Company: the Company's patented SureBond process, a technique in which fabric is affixed to the underlying foam padding using adhesives, and the Company's licensed foam-in-place process, in which foam is injected into a fabric cover. The SureBond process has several major advantages when compared to traditional methods, including design flexibility, increased quality and lower cost. The SureBond process, unlike alternative bonding processes, results in a more comfortable seat in which air can circulate freely. The SureBond process, moreover, is reversible, so that seat covers that are improperly installed can be removed and repositioned properly with minimal materials cost. In addition, the SureBond process is not capital intensive when compared to competing technologies.

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

CUSTOMERS

              Lear serves the worldwide automobile and light truck market, which produces over 30 million vehicles annually. The outsourced market for automobile and light truck seat systems in North America is approximately 70% of the total North American seat systems market, which in 1994 was estimated to have annual revenues of approximately $6.8 billion. The outsourced market for seat systems in Europe is approximately 53% of the total European seat systems market, which in 1994 was estimated to have annual revenues of approximately $4.5 billion. The Company believes that the same competitive pressures that contributed to the rapid expansion of its business in North America since 1983 will continue to encourage automakers in the North American and the European markets to outsource more of their seating requirements. Over the past three years, the Company has aggressively pursued expansion in Europe, both with its existing and new customers.

              The Company's OEM customers currently include Ford, General Motors, Fiat, Chrysler, Volvo, Volkswagen, Saab, Mazda, BMW, Jaguar, Audi, Subaru, Isuzu, Suzuki, Daimler-Benz, Renault and Peugeot. For additional information regarding customers, foreign and domestic operations and sales, see
Note 18, "Geographic Segment Data," to the consolidated financial statements of the Company included in this Report.

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

              The purchase of seat systems on a JIT basis has allowed the Company's customers to realize a competitive advantage as a result of (i) a reduction in labor costs since suppliers like the Company generally enjoy lower direct labor rates, (ii) the elimination of working capital and personnel costs associated with the production of seat systems by the OEM, (iii) a reduction in net overhead expenses and capital investment due to the availability of approximately 60,000 to 80,000 square feet of plant space for expansion of other manufacturing operations which was previously associated with seat production at the OEM facilities and (iv) a reduction in transaction costs because of the customer's ability to deal with a limited number of sophisticated system suppliers as opposed to numerous individual component suppliers. In addition, the Company offers improved quality and on-going cost reductions to its customers through design improvements.

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

                            UNITED STATES AND CANADA
                            ------------------------

                  BMW:                                    FORD:                              GENERAL MOTORS:
                  300 Series                              Ford Crown Victoria                Buick LeSabre
                                                          Ford Explorer Sports Bucket,       Buick Park Avenue
                  CAMI - GENERAL MOTORS/SUZUKI:           Eddie Bauer & Limited Edition      Buick Regal
                  Geo Metro                               Ford F-Series Pick-up Truck        Buick Riviera
                  Geo Tracker                             Ford Lightning Pick-up Truck       Chevrolet Cavalier
                  Suzuki Sidekick                         Ford Mustang GT & LX               Chevrolet Corvette
                  Suzuki Swift                            Ford Probe                         Chevrolet Lumina
                                                          Ford Ranger Supercab/STX           Chevrolet Monte Carlo
                  CHRYSLER:                               Ford Taurus SHO                    Chevrolet Tahoe/GMC Yukon
                  Dodge Dakota Pick-up Truck              Ford Thunderbird SC                Chevrolet C/K Pick-up Truck
                  Dodge Ram Charger                       Ford Windstar Minivan              Chevrolet Kodiak
                  Dodge Ram Pick-up Truck                 Mercury Sable                      Chevrolet Sport Van
                  Dodge Viper                             Mercury Cougar XR7                 Chevrolet/GMC G-Van
                                                          Mercury Grand Marquis              GMC Pick-up Truck
                                                          Mazda Navajo                       Chevrolet/GMC Suburban
                                                                                             GMC Rally, Vandura Van
                                                          FUJI/ISUZU:                        GMC Sierra Crew Cab
                                                          Isuzu Trucks                       GMC Sierra Pick-up Truck
                                                          Subaru Legacy                      GMC Top Kick
                                                                                             Oldsmobile Aurora
                                                          HONDA:                             Oldsmobile Delta 88
                                                          Passport                           Pontiac Sunfire

                                     EUROPE
                                     ------
                  ALFA ROMEO:                             FIAT:                              JAGUAR:
                  Alfa 33                                 Coupe                              XJS
                  Alfa 155                                Croma                              XJ6
                  Alfa 164                                Panda
                  Alfa 936                                Ducato                             LANCIA:
                  Futura 33                               Punto                              Dedra
                  Spider                                  Tempra                             Delta
                                                          Tipo                               Thema
                  CHRYSLER:                               Uno                                Y11
                  Eurostar Minivan                        X230                               838

                  FERRARI:                                GENERAL MOTORS - OPEL:             VOLVO:
                  GT-456                                  Astra                              800 Series
                                                          Calibra                            900 Series
                                                          Corsa
                                                          Omega                              SAAB:
                                                          Vectra                             Saab 900
                                                                                             Saab 9000

                                     MEXICO
                                     ------

                  FORD:                                   CHRYSLER:                          VOLKSWAGEN:
                  Ford Contour                            Club Car Pick-up Truck             Beetle
                  Ford Escort                             Dodge Ram Pick-up Truck            Golf
                  Ford F-Series                                                              Jetta
                  Ford Thunderbird                        GENERAL MOTORS:                    Derby
                  Mercury Cougar                          Oldsmobile Cutlass                 Vanagon Minivan
                  Mercury Grand Marquis                   Chevrolet Cavalier
                  Mercury Mystique                        Opel Corsa
                  Mercury Tracer                          Pontiac Sunfire

                                   AUSTRALIA
                                   ---------

                  GENERAL MOTORS - HOLDEN'S:
                  VS and VT

              Because of the economic benefits inherent in the JIT manufacturing process and the costs associated with reversing a decision to purchase seat systems from an outside supplier, the Company believes that automobile manufacturers' level of commitment to purchasing seating from outside suppliers, particularly on a JIT basis, will increase. However, under the contracts currently in effect in the United States between each of General Motors, Ford and Chrysler with the United Automobile, Aerospace and Agricultural Implement Workers of America (the "UAW"), in order for any of such manufacturers to obtain components that it currently produces itself from external sources, it must first notify the UAW of such intention. If the UAW objects to the proposed outsourcing, some agreement will have to be reached between the UAW and the OEM. Factors that will normally be taken into account by the UAW and the OEM include whether the proposed new supplier is technologically more advanced than the OEM, cost and whether the OEM will be able to reassign union members whose jobs are being displaced to other jobs within the same factories. As part of its long-term agreement with General Motors, the Company operates its Grand Rapids, Michigan and Lordstown, Ohio facilities with General Motors employees and reimburses General Motors for the wages of such employees on the basis of the Company's employee wage structure. The Company enters into these arrangements to enhance its relationship with its customers.

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

              Ford and General Motors, the two largest automobile and light truck manufacturers in the world, are also the Company's two largest customers, accounting for 39% and 36%, respectively, of the Company's net sales during the year ended December 31, 1994.

MARKETING AND SALES

              Lear markets its products by maintaining strong relationships with its customers fostered during its 77-year history through strong technical and product development capabilities, reliable delivery of high quality products, strong customer service, innovative new products and a competitive cost structure. Close personal communications with automobile manufacturers are an integral part of the Company's marketing strategy. Recognizing this, the Company was reorganized into six independent divisions, each with the ability to focus on its own customers and programs and each having complete responsibility for the product, from design to installation. By moving the decision making process closer to the customer, and instilling a philosophy of "cooperative autonomy," the Company is more responsive to, and has strengthened its relationships with, its customers. Automobile manufacturers have increasingly reduced their number of suppliers as part of their move to purchase systems rather than purchase individual components. This process favors suppliers like the Company with established ties to automobile manufacturers and the demonstrated ability to adapt to the new competitive environment in the automotive industry.

              The Company's sales are originated entirely by its sales staff. This marketing effort is augmented by design and manufacturing engineers who work closely with automobile manufacturers from the preliminary design to the manufacture and supply of a seating system. Manufacturers have increasingly looked to suppliers like the Company to assume responsibility for the introduction of product innovation, shorten the development cycle of new models, decrease tooling investment and labor costs, reduce the number of costly design changes in the early phases of production and improve seat comfort and functionality. Once the Company is engaged to develop the design for the seating of a specific vehicle model, it is also generally engaged to supply the vehicle with seating when it goes into production. The Company has responded to this trend by improving its engineering and technical capabilities and developing technical centers in the United States and in Europe. The Company has also developed full-scope engineering capabilities, including all aspects of safety and functional testing and comfort assessment. In addition, the Company has established various remote engineering sites in close proximity to several of its OEM customers to enhance customer relationships and design activity. During the five-year term of the supply agreement entered into in connection with the NAB acquisition, the Company is assuming responsibility for a substantial portion of Ford's seat systems design capability and, accordingly has built a 75,000 square foot dedicated engineering facility in Dearborn, Michigan to service Ford products.


TECHNOLOGY

              Lear conducts advanced product design development at its technical centers in Southfield, Michigan and Turin, Italy. After the FSB acquisition, the Company transferred its European technical facility from Rietberg, Germany to Turin, Italy. At these centers, the Company tests its products to determine compliance with applicable safety standards, the products' quality and durability, response to environmental conditions and user wear and tear. In the past, the Company has developed a number of designs for innovative seat features which it has patented, including ergonomic features such as adjustable lumbar supports and bolster systems and adjustable thigh supports. In addition, the Company incorporates many convenience, comfort and safety features into its seat designs, including storage armrests, rear seat fold down panels, integrated restraint systems and child restraint seats. The Company has recently invested to further upgrade its CAE and CAD/CAM systems, including three-dimensional color graphics, customer telecommunications and direct interface with customer CAD systems. Research and development costs incurred with the development of new products and manufacturing methods (not including additional research and development costs paid for by the customer) amounted to approximately $21.9 million, $16.2 million, $18.2 million and $11.4 million for the years ended December 31, 1994 and 1993 and the fiscal years ended June 30, 1993 and 1992, respectively.

              Lear uses its patented SureBond process (the patent for which has approximately 9 years remaining) in bonding seat cover materials to the foam pads used in certain of its seats. The SureBond process is used to bond a pre-shaped cover to the underlying foam to minimize the need for sewing and achieve new seating shapes, such as concave shapes, which were previously difficult to manufacture.

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

JOINT VENTURES AND MINORITY INTERESTS

              Lear conducts a portion of its business through joint ventures in order to facilitate the exchange of technical information and the establishment of business relationships with foreign automakers. The joint ventures in which the Company participates include: (i) General Seating of America, a joint venture with NHK Spring Co., Ltd. of

Japan in which the Company has a 35% interest, which supplies trimmed seating to SIA (a joint venture between Fuji Heavy Industries (Subaru) and Isuzu) and
(ii) General Seating of Canada Limited, a joint venture with NHK Spring Co., Ltd. of Japan in which the Company has a 35% interest, which supplies trimmed seating from a plant in Woodstock, Ontario to CAMI (a joint venture between Suzuki and General Motors). In addition, the Company has a 31% interest in Probel, S.A., a Brazilian automotive seat component and furniture manufacturer, and a 20% interest in Pacific Trim Corp. Ltd., a Thai manufacturer of automotive vehicle seat systems and seat covers. In conjunction with the purchase of the Fiat Seat Business, the Company obtained a 49% interest in Industrias Cousin Freres, S.L., a Spanish joint venture with Bertrand Faure S.A. which produces seat components, and a 35% interest in Markol Otomotiv Yan Sanayi Ve Ticart, a Turkish joint venture which proposes to produce seat systems for Tofas, a Fiat Auto affiliate, and seat covers for SEPI and SEPI Sud. As part of the Company's effort to procure business in the Far East, the Company also holds a 49% interest in Lear Seating Thailand Corporation. See
Note 9, "Investments in Affiliates," to the consolidated financial statements of the Company included in this Report.

COMPETITION

              Lear is one of the two primary suppliers in the outsourced North American seat systems market. The Company's main independent competitor is Johnson Controls, Inc., and it competes, to a lesser extent, with Douglas & Lomason Company and Magna International, Inc. The Company's major independent competitors in Europe, besides Johnson Controls, Inc., are Bertrand Faure (headquartered in France) and Keiper Recaro (headquartered in Germany). The Company also competes with the OEM's in-house seat system suppliers. The Company competes on the basis of technical expertise, reliability, quality and price. The Company believes its technical resources, product design capabilities and customer responsiveness are the key factors that allow it to compete successfully in the seat systems market.

SEASONALITY

              Lear's principal operations are directly related to the automotive industry. Consequently the Company may experience seasonal fluctuation to the extent automotive vehicle production slows, such as in the summer months when plants close for model year changeovers and vacation. Historically, the Company's sales and operating profit have been the strongest in the second and fourth calendar quarters. Net sales for the year ended December 31, 1994 by calendar quarter broke down as follows: first quarter, 22%; second quarter, 26%; third quarter, 22%; and fourth quarter, 30%. See
Note 19, "Quarterly Financial Data," of the notes to the consolidated financial statements included in this Report.

EMPLOYEES

              After giving effect to the FSB acquisition, the Company employs approximately 6,200 persons in the United States, 10,600 in Mexico, 2,400 in Canada, 2,000 in Italy, 1,300 in Germany, 1,000 in Sweden, 400 in the United Kingdom, 80 in Austria and 60 in France. Of these, about 3,700 are salaried employees and the balance are paid on an hourly basis. Approximately 19,200 of the Company's employees are members of unions. The Company has collective bargaining agreements with several unions including the UAW; National Automobile, Aerospace and Agricultural Implement Workers Union of Canada; the Textile Workers of Canada; the Confederation of Mexican Workers; the International Brotherhood of Teamsters, Chauffeurs, Warehousemen, and Helpers of America; the International Association of Machinists and Aerospace Workers, the AFL-CIO, and its Local PM 2811 of Detroit and vicinity. Each of the Company's facilities has a separate contract with the union which represents the workers employed there, with each such contract having an expiration date independent of the Company's other labor contracts. The Company has experienced some labor disputes at its plants, none of which has significantly disrupted production or had a materially adverse effect on its operations. The Company has been able to resolve all such labor disputes and believes its relations with its employees are good.

ENVIRONMENTAL

              The Company is subject to various laws, regulations and ordinances which govern activities such as discharges to the air and water, as well as handling and disposal practices for solid and hazardous wastes and which impose costs and damages associated with spills, disposal or other releases of hazardous substances. The Company believes that it is in substantial compliance with such requirements. Management does not believe that it will incur compliance costs pursuant to such requirements that would have a material adverse effect on the Company's consolidated financial position or future results of operations. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company - Environmental Matters."

                              ITEM 2 -- PROPERTIES

              The Company's operations are conducted through 79 facilities in 17 countries employing approximately 25,000 people worldwide. The Company's management is headquartered in Southfield, Michigan. The headquarters building, which accommodates both the main office and a technical center, was completed in June 1988. Thirty-nine facilities are dedicated to providing seat systems to nearby assembly plants. The others focus on the production of a combination of seat systems and other seating products. Substantially all owned facilities secure borrowings under the Company's various debt agreements.

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

              The following table provides certain information regarding the Company's 79 operating facilities:

                                             OWNED/      BUILDING                                                  LEASE
                 FACILITY                    LEASED      SQ. FEET   FUNCTION                                       EXPIRATION
                 --------                    ------      --------   --------                                       ----------
                                                                   UNITED STATES:
                                                                   --------------
                 Southfield, MI                L          27,000   engineering offices                               June 1996
                 Southfield, MI                O          70,000   administrative offices and technical center       ---
                 Detroit, MI                   O         156,800   manufacture of seat systems                       ---
                 Romulus I, MI                 O          89,600   manufacture of seat systems                       ---
                 Romulus II, MI                O          96,000   manufacture of seat systems                       ---
                 Fenton, MI                    O          75,800   manufacture of seat systems                       ---
                 Morristown, TN                O         235,900   manufacture of seat components                    ---
                 Lorain, OH                    L          42,100   manufacture of seat systems                       July 1998
                 Mendon, MI                    O         168,500   manufacture of seat components
                                                                        and other plastic products                   ---
                 Southfield, MI                O          65,000   manufacture of seat tooling                       ---
                 Grand Rapids, MI                (1)      66,560   manufacture of seat frames                        ---
                 Southfield, MI                O          19,000   product testing facility                          ---
                 Louisville, KY                L          72,000   manufacture of seat systems                       January 2000
                 Janesville, WI                O         152,000   manufacture of seat systems                       ---
                 Fair Haven, MI                L          68,603   manufacture of seat covers                        July 1995
                 Flint, MI                     L          10,083   engineering offices                               August 1996
                 Warren, MI                    L          17,500   engineering offices                               March 1997
                 Dearborn, MI                  L          75,000   engineering offices                               April 2004
                 Duncan, SC                    L          38,926   manufacture of seat systems                       May 2004
                 Lordstown, OH                 O          96,000   manufacture of seat systems                       ---
                 Rochester Hills, MI           L         101,600   manufacture of seat systems                       August 1997
                 Hammond, IN                   O (2)     111,000   manufacture of seat systems                       ---
                 Atlanta, GA                   O         102,000   manufacture of seat systems                       ---
                 Bridgeton, MO                 L (2)     127,000   manufacture of seat systems                       July 1998
                 Wentzville, MO                O (2)      42,100   manufacture of seat systems                       ---
                 El Paso, TX                   L          86,000   warehouse                                         May 1997
                 El Paso, TX                   L          25,000   warehouse                                         September 1995
                                                                   CANADA:
                                                                   -------
                 Kitchener, Ontario           O         343,044    manufacture of seat frames                        ---
                 Ajax, Ontario                O         120,000    manufacture of seat systems                       ---
                 Whitby, Ontario              O         187,400    manufacture of seat systems                       ---
                 Oakville, Ontario            O          90,000    manufacture of seat systems                       ---
                 St. Thomas, Ontario          L         100,000    manufacture of seat systems                       January 2005

                                            OWNED/     BUILDING                                                     LEASE
                 FACILITY                   LEASED     SQ. FEET     FUNCTION                                        EXPIRATION
                 --------                   ------     --------     --------                                        ----------
                                                                    EUROPE:
                                                                    -------
                 Meaux, France                 O          48,300   manufacture of seat components                    ---
                 Paris, France                 L           2,500   administrative offices                            January 1995
                 Blere, France                 O          14,300   manufacture of wire components                    ---
                 Rietberg, Germany             O         193,143   manufacture of seat components                    ---
                 Rietberg, Germany             O          17,625   technical center                                  ---
                 Quakenbruck, Germany          O         139,500   manufacture of seat components                    ---
                 Gustavsburg, Germany          L         177,000   manufacture of seat systems                       June 2002
                 Eisenach, Germany             O          77,500   manufacture of seat systems                       ---
                 Munich, Germany               L           6,456   engineering offices                               October 2000
                 Koflach, Austria              L          63,307   manufacture of seat systems                       January 1995
                 Trollhattan, Sweden           L         135,102   manufacture of seat systems                       December 1996
                 Bengtsfors, Sweden            L         246,726   manufacture of seat systems                       September 2007
                 Coventry, England             O          22,000   manufacture of seat systems                       ---
                 Orbassano, Italy              L (5)     200,209   manufacture of seat systems                       April 1998
                 Grugliasco, Italy             O (5)     139,931   manufacture of seat frames                        ---
                 Bruino, Italy                 L (5)     102,257   manufacture of seat covers                        July 1998
                 Novara, Italy                 O (5)     129,167   manufacture of seat systems and seat frames       ---
                 Pozzilli, Italy               O (5)     161,459   manufacture of seat frames and seat covers        ---
                 Frosinone, Italy              O (5)     107,639   manufacture of seat systems                       ---
                 Caivano, Italy                L (5)     118,404   manufacture of seat systems                       March 1997
                 Melfi, Italy                  O (5)     204,912   manufacture of seat systems                       ---
                 Myslowice, Poland             L (5)      13,988   manufacture of seat frames                        May 1995
                 Myslowice, Poland             L (5)       6,994   administrative offices                            May 1995
                 Tychy, Poland (in Fiat Plant) L (5)      81,776   manufacture of seat systems                       November 1999

                                                                    MEXICO:
                                                                    -------
                 Saltillo I                    L          91,025   manufacture of seat covers                        January 1998
                 Saltillo II                   L (2)      43,000   manufacture of seat systems                       April 2000
                 Tlahuac                       O         339,000   manufacture of seat components                    ---
                 Tlahuac                       L           8,900   warehouse                                         June 1997
                 Naucalpan                     L          66,000   manufacture of seat systems                       July 1996
                 Cuautitlan                    L          75,000   manufacture of seat systems                       (3)
                 Puebla                        L          81,000   manufacture of seat systems                       (3)
                 Hermosillo                    O         121,000   manufacture of seat systems                       ---
                 Rio Bravo                     O         202,700   manufacture of seat covers                        ---
                 San Lorenzo                   O         287,000   manufacture of seat covers                        ---
                 La Cuesta                     O         392,500   manufacture of seat covers                        ---

                                                                   AUSTRALIA:
                                                                   ----------
                 Adelaide                                 42,000   manufacture of seat systems                       June 2005
                 Melbourne                     L           2,500   administrative offices                            April 1998

                                                                   AFFILIATES OR MINORITY INTERESTS:
                                                                   ---------------------------------
                 Woodstock, Ontario, Canada    O (4)     120,000   manufacture of seat systems                       ---
                 Frankfort, Indiana            O (4)      82,000   manufacture of seat systems                       ---
                 Khorat, Thailand              L (4)      30,000   manufacture of seat covers and seat systems       ---
                 Jakarta, Indonesia            L (4)      45,000   manufacture of seat systems                       ---
                 Pamploma, Spain               O (4)      87,000   manufacture of seat components                    ---
                 Bursa, Turkey                 L (4)       2,500   administrative offices                            ---
                 Buenos Aires, Argentina       L (4)     124,700   manufacture of seat systems                       ---
                 Suzano, Sao Paulo, Brazil     O (4)     344,448   manufacture of seat components                    ---
                 Ipiranga, Sao Paulo, Brazil   L (4)     355,212   manufacture of seat components                    ---
                 Jaguare, Sao Paulo, Brazil    L (4)      96,876   manufacture of seat components                    ---

       --------------------
       (1)    This facility is operated for General Motors
       (2)    Facility currently under construction.
       (3) Currently leased on a month-to-month basis pending agreement on a longer lease term.
       (4) Owned or leased by affiliates or minority interests of the Company.
       (5)    Acquired as part of FSB acquisition.

                           ITEM 3 - LEGAL PROCEEDINGS

              Management of the Company does not believe that any of the litigation in which the Company is currently engaged, either individually or in the aggregate, will have a material effect on the Company's consolidated financial position or future results of operations.

              The Company has been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), for the cleanup of contamination from hazardous substances at three Superfund sites where liability has not been determined. The Company has also been identified as a PRP at two additional sites. Management believes that the Company is, or may be, responsible for less than one percent, if any, of total costs at the three Superfund sites. Expected liability at the two additional sites is not material. The Company has set aside reserves which management believes are adequate to cover any such liabilities. Management believes that such matters will not result in liabilities that will have a material adverse effect on the Company's consolidated financial position or future results of operations.

          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              No matters were submitted to a vote of security holders during the fourth quarter of 1994.

                                    PART II

           ITEM 5 - MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
                              STOCKHOLDER MATTERS


              The Company's Common Stock is listed on the New York Stock Exchange under the symbol "LEA." The Transfer Agent and Registrar for the Company's Common Stock is The Bank of New York, located in New York, New York. On February 28, 1995, there were 252 holders of record of the Company's Common Stock.

              To date, the Company has never paid a cash dividend on its Common Stock. Any payment of dividends in the future is dependent upon the financial condition, capital requirements, earnings of the Company and other factors. However, the Company currently intends to retain all future earnings, if any, to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. Also, the Company is subject to certain contractual restrictions on the payment of dividends. See Note 11, "Long-Term Debt," of the notes to the consolidated financial statements included in this Report for information concerning such restrictions.

              The following table sets forth the high and low sales prices per share of Common Stock, as reported by the New York Stock Exchange, for the periods indicated:


                                                          Price Range of
                Year Ended December 31, 1994:              Common Stock
                ----------------------------               ------------
                                                        High        Low
                                                       ------      ------
                 1st Quarter                            N/A         N/A
                 2nd Quarter                            20          16 3/4
                 3rd Quarter                            19 1/4      16 1/2
                 4th Quarter                            21 5/8      17 1/2

                       ITEM 6 -- SELECTED FINANCIAL DATA

              The following income statement and balance sheet data were derived from the consolidated financial statements of the Company. The consolidated financial statements of the Company for the years ended December 31, 1994 and 1993, for the six months ended December 31, 1993 and for the years ended June 30, 1993, 1992, 1991 and 1990 have been audited by Arthur Andersen LLP. In February 1994 the Company changed its fiscal year end from June 30 to December 31 effective December 31, 1994. The selected financial data below should be read in conjunction with the consolidated financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company" included in this Report.

                                     YEAR         YEAR       SIX MONTHS       YEAR          YEAR          YEAR         YEAR
                                     ENDED        ENDED         ENDED         ENDED         ENDED         ENDED        ENDED
                                  DECEMBER 31, DECEMBER 31,  DECEMBER 31,    JUNE 30,      JUNE 30,      JUNE 30,     JUNE 30,
                                     1994 (1)     1993 (1)      1993 (1)       1993         1992          1991          1990
                                 -----------   -----------   -----------   -----------   -----------   -----------   -----------
                                                                              (DOLLARS IN MILLIONS (2))
OPERATING DATA:
  Net sales                      $   3,147.5   $   1,950.3   $   1,005.2   $   1,756.5   $   1,422.7   $   1,085.3   $   1,067.9
  Gross profit                         263.6         170.2          72.2         152.5         115.6         101.4         104.7
  Selling, general and
    administrative
    expenses                            82.6          62.7          27.7          61.9          50.1          41.6          28.2
  Incentive stock and other
    compensation expenses (3)             --          18.0          18.0            --            --           1.3           1.4
  Amortization                          11.4           9.9           4.7           9.5           8.7          13.8          13.8
                                 -----------   -----------   -----------   -----------   -----------   -----------   -----------
  Operating income                     169.6          79.6          21.8          81.1          56.8          44.7          61.3
  Interest expense, net                 46.7          45.6          24.8          47.8          55.2          61.7          61.2
  Other expense, net (4)                 8.1           9.2           6.6           5.4           5.8           2.2           4.1
                                 -----------   -----------   -----------   -----------   -----------   -----------   -----------
  Income (loss) before income
    taxes and extraordinary
    items                              114.8          24.8          (9.6)         27.9          (4.2)        (19.2)         (4.0)
  Income taxes                          55.0          26.9          13.4          17.8          12.9          14.0          16.6
                                 -----------   -----------   -----------   -----------   -----------   -----------   -----------
  Net income (loss) before
    extraordinary items                 59.8          (2.1)        (23.0)         10.1         (17.1)        (33.2)        (20.6)
  Extraordinary items (5)                 --         (11.7)        (11.7)           --          (5.1)           --            --
                                 -----------   -----------   -----------   -----------   -----------   -----------   -----------
  Net income (loss)              $      59.8   $     (13.8)  $     (34.7)  $      10.1   $     (22.2)  $     (33.2)  $     (20.6)
                                 ===========   ===========   ===========   ===========   ===========   ===========   ===========
  Net income (loss) per share
    before extraordinary items   $      1.26   $      (.06)  $      (.65)  $       .25   $      (.62)  $     (2.01)  $     (1.25)
  Net income (loss) per share    $      1.26   $      (.39)  $      (.98)  $       .25   $      (.80)  $     (2.01)  $     (1.25)
  Weighted average shares
    outstanding                   47,438,477    35,500,014    35,500,014    40,049,064    27,768,312    16,493,499    16,500,000

BALANCE SHEET DATA:
  Current assets                 $     818.3   $     433.6                 $     325.2   $     282.9   $     213.8   $     223.2
  Total assets                       1,715.1       1,114.3                       820.2         799.9         729.7         747.6
  Current liabilities                  981.2         505.8                       375.0         344.2         287.1         254.5
  Long-term debt                       418.7         498.3                       321.1         348.3         386.7         402.8
  Common stock subject to
    limited redemption rights,
    net                                   --          12.4                         3.9           3.5           1.8           1.8
  Stockholders' equity                 213.6          43.2                        75.1          49.4           4.4          35.3

OTHER DATA:
  EBITDA (6)                     $     225.7   $     122.2                 $     121.8   $      91.8   $      81.4   $      94.3
  Capital expenditures           $     103.1   $      45.9                 $      31.6   $      27.9   $      20.9   $      14.9
  Number of facilities (7)                79            61                          48            45            40            33
  North American Content per
    Vehicle (8)                  $       169   $       112                 $        98   $        94   $        84   $        77
  North American vehicle
    production
    (in millions) (9)                   15.2          13.7                        13.6          12.2          11.2          12.4

------------------

(1) On July 1, 1993, the Company adopted SFAS 106 (as defined herein). As a result, the year and six months ended December 31, 1993 represent the first periods during which the Company began to incur additional expense associated with the adoption of SFAS 106. The additional expense for each of these periods was $3.3 million. The additional expense in 1994 was $7.3 million.
(2)    Except per share data and North American Content per Vehicle.
(3) Includes a one-time charge of $18.0 million, of which $14.5 million is non-cash, for the year and six months ended December 31, 1993 for incentive stock and other compensation expense (see Note 16 "Stock Options, Warrants and Common Stock Subject to Redemption" in the consolidated financial statements included elsewhere in this Report).
(4) Consists of foreign currency exchange gain or loss, minority interest in net income of subsidiaries, equity (income) loss of affiliates, state and local taxes and other expense.
(5)    The extraordinary items resulted from the prepayment of debt.
(6) "EBITDA" is operating income plus depreciation and amortization. EBITDA does not represent and should not be considered as an alternative to net income or cash flows from operations as determined by generally accepted accounting principles.
(7) Includes facilities operated by the Company's less than majority-owned affiliates and facilities under construction.
(8) "North American Content per Vehicle" is the Company's net sales in North America divided by total North American vehicle production.
(9) "North American vehicle production" includes car and light truck production in the United States, Canada and Mexico estimated from industry sources.

           ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY

RESULTS OF OPERATIONS

Year Ended December 31, 1994 Compared With Year Ended December 31, 1993.

              Net sales of $3,147.5 million in the year ended December 31, 1994 represents the thirteenth consecutive year of record sales and surpassed sales of $1,950.3 million in the year ended December 31, 1993 by $1,197.2 million or 61.4%. Sales in 1994 benefited from internal growth from new programs and increased seat content per vehicle, higher automotive production in the United States and Europe and the acquisition of the North American seat and seat cover business (NAB) from Ford Motor Company on November 1, 1993 which accounted for $421 million of the increase.

              Gross profit (net sales less cost of sales) and gross margin (gross profit as a percentage of net sales) were $263.6 million and 8.4% in the year ended December 31, 1994 as compared to $170.2 million and 8.7% in the year ended December 31, 1993. Gross profit in fiscal 1994 surpassed prior year due to the benefit of higher sales volume including the effect of the NAB acquisition and the Company's cost reduction programs. Partially offsetting the increase in gross profit was $23.1 million of expense for engineering and preproduction costs for new facilities in the United States, Canada and Europe, lower margin contribution in Mexico and the $3.9 million increase in postretirement health care expenses (SFAS 106).

              Selling, general and administrative expenses as a percentage of net sales declined to 2.6% for the year ended December 31, 1994 as compared to 3.2% in the prior year. The increase in actual expenditures was largely the result of administration support expenses and research and development costs associated with the expansion of domestic and foreign business and expenses related to new business opportunities.

              Operating income and operating margin (operating income as a percentage of net sales) were $169.6 million and 5.4% in the fiscal year ended December 31, 1994 and $79.6 million and 4.1% in the year ended December 31, 1993. The 113% increase in operating income was attributable to the benefits of higher sales volume, including the effect of the NAB acquisition, non-recurring incentive stock and other compensation expense of $18 million in 1993 and the Company's cost reduction programs. Partially offsetting the increase in operating income were new facility and engineering costs for future seat programs, reduced margins in Mexico and SFAS 106. Non-cash depreciation and amortization charges were $56.1 million and $42.6 million for the years ended December 31, 1994 and 1993.

              Other expense for the year ended December 31, 1994, including state and local taxes, foreign exchange gains and losses, minority interests and equity in income of affiliates, decreased in comparison to the prior year as the non-recurring write-off of equipment associated with a discontinued program in Germany and non-seating related assets in the United States, along with a foreign exchange gain, offset state and local tax expense associated with the NAB acquisition.

              Interest expense in fiscal 1994 increased in relation to the year ended December 31, 1993 as additional debt incurred to finance the NAB acquisition and higher short-term interest expense in Europe offset the benefits derived from the refinancing of subordinated debt at a lower interest rate and the Company's equity offering in April, 1994.

              Net income for the year ended December 31, 1994 was $59.8 million, or $1.26 per share, as compared to a net loss of $13.8 million, or $.39 per share, realized in the year ended December 31, 1993. The net income of $59.8 million in fiscal 1994 reflects a $55.0 million provision for national income taxes of which $26.0 million relates to foreign operations. Further contributing to the improvement in 1994 net income was the extraordinary expense in 1993 of $11.7 million for the early extinguishment of debt.

        The following chart shows operating results of the Company by principal geographic area:

                          GEOGRAPHIC OPERATING RESULTS


                                           YEAR ENDED                     SIX MONTHS ENDED                   YEAR ENDED
                                -------------------------------     ---------------------------      -------------------------
                                 DECEMBER 31,     DECEMBER 31,       DECEMBER 31,   JANUARY 2,          JUNE 30,      JUNE 30,
                                     1994             1993              1993          1993                1993          1992
                                     ----             ----              ----          ----                ----          ----
                                                                          (DOLLARS IN MILLIONS)
        NET SALES:
        United States           $ 1,805.3        $   981.2          $   551.2      $  335.7           $   765.7    $   597.1
        Canada                      573.4            375.8              168.6         164.8               372.0        403.3
        Europe                      572.5            403.8              189.3         218.0               432.5        268.2
        Mexico                      196.3            189.5               96.1          92.9               186.3        154.1
                                ---------        ---------          ---------      --------           ---------    ---------
          Net Sales             $ 3,147.5        $ 1,950.3          $ 1,005.2      $  811.4           $ 1,756.5    $ 1,422.7
                                =========        =========          =========      ========           =========    =========

        OPERATING INCOME:
        United States           $   109.3        $    61.3          $    27.1      $   17.6           $    51.8    $    32.0
        Canada                       46.3             25.6               12.1           1.8                15.3         14.7
        Europe                        4.4             (9.6)              (7.6)         (1.9)               (3.9)         3.0
        Mexico                       10.2             20.3                8.2           5.8                17.9          7.1
        Unallocated
          and other                   (.6)           (18.0)             (18.0)            -                   -            -
                                ---------        ---------          ---------      --------           ---------    ---------
          Operating Income      $   169.6        $    79.6          $    21.8      $   23.3           $    81.1    $    56.8
                                =========        =========          =========      ========           =========    =========



United States Operations

              Net sales in the United States increased by 84.0% from $981.2 million in the year ended December 31, 1993 to $1,805.3 million for the current fiscal year. Sales for the year ended December 31, 1994 benefited from the full year contribution of the NAB acquisition, vehicle production increases on mature seating programs, incremental volume on new Chrysler truck and Ford passenger car programs and sales generated by a lead vendor program under which the Company assumed management of components for a seat program with Ford.

              Operating income and operating margin were $109.3 million and 6.0% in the fiscal year ended December 31, 1994 and $61.3 million and 6.2% in the year ended December 31, 1993. Operating income and operating margin in fiscal 1994 as compared to the prior year benefited from the NAB acquisition, the overall increase in vehicle production and cost reduction programs which offset new program costs for new facilities, administrative expenses associated with the expansion of business and increased research and development expenses.

Canadian Operations

              Net sales in Canada increased by 52.6% to $573.4 million in the year ended December 31, 1994 compared to $375.8 million in the year ended December 31, 1993. Sales in 1994 reflect the benefit of a new Ford truck program introduced in February 1994, the relocation of a NAB passenger car program from Mexico and slightly higher volumes on mature seat programs which offset downtime associated with a General Motors plant conversion for a replacement mid-size passenger car. Initial production of the replacement program began in February 1994 with attainment of targeted production levels in the second quarter of 1994.

              Operating income and operating margin in Canada were $46.3 million and 8.1% in the year ended December 31, 1994 and $25.6 million and 6.8% in the year ended December 31, 1993. The growth in operating income and operating margin was due to the benefits derived from higher sales volume on mature seating programs, cost reduction programs, and improved operating performance at start-up seat facilities.

European Operations

              Net sales in Europe increased by 41.8% to $572.5 million for the fiscal year ended December 31, 1994 compared to $403.8 million for 1993. The sales increase was due primarily to the addition of new seat programs in Germany and England and vehicle production increases on established programs in Germany, Sweden and Austria.

              Operating income in Europe was $4.4 million in the fiscal year ended December 31, 1994 as compared to an operating loss of $9.6 million sustained in the year ended December 31, 1993. Operating income in fiscal year 1994 as compared to the prior year benefited from the higher sales levels and cost reduction programs at existing seat and seat component facilities. Partially offsetting the increase in operating income were incremental costs associated with the start-up of a new seat facility in England and the introduction of a replacement component program within an established facility in Germany.

Mexican Operations

              Net sales in Mexico were $196.3 million in the year ended December 31, 1994 and $189.5 million in the year ended December 31, 1993. Sales for the year ended December 31, 1994 surpassed the comparable period in the prior year due to new Chrysler truck and Ford passenger car seat programs and incremental volume on mature Ford programs. Partially offsetting the increase in net sales was the product phase out of a mature truck program and participation in customer cost reduction programs.

              Operating income and operating margin in Mexico were $10.2 million and 5.2% in the fiscal year ended December 31, 1994 and $20.3 million and 10.7% in the prior year. Operating income and operating margin in 1994 declined in relation to the prior year as a result of the Company's participation in customer cost reduction programs and costs associated with the introduction of replacement products at new and established facilities.


Six Months Ended December 31, 1993 Compared With Six Months Ended January 2,
1993.

              Net sales of $1,005.2 million in the six months ended December 31, 1993 surpassed the six months ended January 2, 1993 by $193.8 million or 23.9% despite the effect of depressed automotive vehicle sales on existing seating programs in Europe. Net sales benefited from the purchase of NAB on November 1, 1993, new business in the United States and Europe and incremental volume on established domestic seating programs.

              Net sales in the United States of $551.2 million in the six months ended December 31, 1993 increased by $215.5 million or 64.2% from the comparable period in the prior year, reflecting $86.0 million in sales from the NAB acquisition, improved domestic car and truck production on established seating programs, incremental sales from new seat programs and sales generated by a new lead vendor program under which the Company assumed management of components for a seat program with Ford.

              Net sales in Canada for the six months ended December 31, 1993 of $168.6 million exceeded sales during the comparable period in the prior year by $3.8 million or 2.3%, reflecting modest vehicle production increases on established General Motors seat programs. Net sales were adversely impacted by downtime associated with a General Motors plant conversion necessary for a replacement mid-size passenger car model introduction. Production for that replacement program began in the first quarter of 1994.

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

              Net sales in Mexico increased $3.2 million to $96.1 million in the six month period ended December 31, 1993 compared to the six month period ended January 2, 1993 due to increased production activity on existing Volkswagen and Chrysler programs.

              Gross profit and gross margin were $72.2 million and 7.2% for the six month period ended December 31, 1993 as compared to $54.5 million and 6.7% for the prior comparable period. Gross profit and gross margin in the six month period ended December 31, 1993 benefited from the overall increase in North American automotive production, productivity improvement programs, favorable Canadian exchange rate fluctuations and the NAB acquisition. Partially offsetting the increase in gross profit were reduced utilization in Europe, facility pre-production costs for seating programs in Canada, England and Germany, the devaluation of the Swedish krona and severance costs associated with the downsizing of German component operations. The adoption of SFAS 106 had an unfavorable impact on gross profit in the six month period ended December 31, 1993 of $2.9 million.

              Selling, general and administrative expenses decreased to 2.8% of net sales for the six months ended December 31, 1993 as compared to 3.3% for the comparable period in the prior year. While expenditures for the more recent period increased 3.1%, or $0.8 million, over the earlier period, an increase in sales led to an overall decrease in these expenses as a percentage of sales. Primarily contributing to the increase in selling, general and administrative expenses in the six month period ended December 31, 1993 were design, development and pre-production costs relating to a BMW seating program.

              Operating income and operating margin, before the one-time charge of $18.0 million for incentive stock and other compensation expense, were $39.8 million and 4.0% for the six months ended December 31, 1993 compared to $23.3 million and 2.9% during the comparable period in the prior year. The increase in operating income was due largely to an overall increase in net sales in North America, including an increase in net sales as a result of the NAB acquisition and productivity improvements, which offset lower margin contribution in Europe and the adoption of SFAS 106. Non-cash depreciation and amortization charges were $21.9 million and $19.9 million for the six months ended December 31, 1993 and January 2, 1993, respectively.

              Interest expense for the six month period ended December 31, 1993 decreased by $2.2 million from the comparable period in the prior year primarily due to the refinancing of certain subordinated and senior debt at lower interest rates, lower European interest rates, reduced borrowings in Canada and Europe and reduced amortization of financing fees due to the early extinguishment of debt. See Note 4, "1994 Refinancing" to the Company's consolidated financial statements.

              Other expense for the six months ended December 31, 1993, including state and local taxes, foreign exchange loss, minority interest in income of subsidiaries and equity in income of affiliates, increased in comparison to the prior year due to the $4.0 million write-off of equipment associated with a discontinued Volkswagen program in Germany and non-seating related assets in the United States.

              A loss of $5.0 million, before extraordinary items and the one-time charge of $18.0 million for incentive stock and other compensation expense, was recognized for the six months ended December 31, 1993 as compared to a net loss of $10.8 million in the prior comparable period. The net loss in the six months ended December 31, 1993 reflects a $13.5 million provision for national income taxes of which approximately $8.7 million relates to foreign operations. For the six month period ended December 31, 1993, the Company recognized a net loss of $34.7 million after giving effect to an extraordinary item for the early extinguishment of debt of $11.7 million and one-time charge of $18.0 million for incentive stock and other compensation expense. The extraordinary item was comprised of unamortized deferred financing fees expense and a call premium resulting from the redemption of the 14% Subordinated Debentures, net of related tax effects.


Fiscal Year Ended June 30, 1993 Compared With Fiscal Year Ended June 30, 1992

              Net sales of $1,756.5 million in the fiscal year ended June 30, 1993 increased $333.8 million or 23.5% over the fiscal year ended June 30, 1992. The increase was due to new business in the United States and Europe, full year production of a second facility in Sweden for Volvo, of which the Company assumed control in January 1992, and incremental volume on domestic and Mexican programs.

              Gross profit and gross margin were $152.5 million and 8.7% in the fiscal year ended June 30, 1993 and $115.6 million and 8.1% in the fiscal year ended June 30, 1992. Gross profit increased due to the benefit of incremental volume, including production of new business programs, productivity improvement programs and improved operating performance at new facilities in North America, Europe and Mexico. Partially offsetting the increase in gross profit were participation in customer cost reduction programs, plant shutdown costs at a dedicated facility in Finland, nonrecurring favorable foreign exchange effect on sales and a retroactive price increase recognized in the first and second quarters of the fiscal year ended June 30, 1992.

              Selling, general and administrative expenses as a percentage of net sales remained unchanged at 3.5% in the fiscal year ended June 30, 1993 as compared to the prior fiscal year. The increase in actual expenses was largely the result of increased research and development cost for future seating programs in the United States, Canada and Europe. Further contributing to the increase in expenses were administrative support expenses for Mexican operations and costs associated with the establishment of customer business units in North America.

              Operating income and operating margin were $81.1 million and 4.6% in the fiscal year ended June 30, 1993, $56.8 million and 4.0% in the fiscal year ended June 30, 1992. The growth in operating income was due to incremental volume on established seating programs and improved performance at new seat and seat cover facilities. Partially offsetting the increase in operating income were pre-production and facility costs for programs to be introduced after June 30, 1993, plant shutdown costs and nonrecurring prior fiscal year adjustments noted above. Non-cash depreciation and amortization charges were $40.7 million in the fiscal year ended June 30, 1993 and $35.0 million in the fiscal year ended June 30, 1992.

              Interest expense in the fiscal year ended June 30, 1993 declined in relation to the fiscal year ended June 30, 1992 due to lower interest rates on bank debt, refinancing of certain subordinated debt at a lower interest rate and the application of funds received from the capital infusions initiated on September 27, 1991 and July 30, 1992.

              Other expense, including state and local taxes, foreign exchange gain or loss, minority interests and equity in income of affiliates, decreased in the fiscal year ended June 30, 1993 in comparison to the fiscal year ended June 30, 1992 as reduced income derived from joint ventures accounted for under the equity method coupled with the Company's write-off of its $1.7 million investment in Probel S.A., a Brazilian company, were more than offset by the expense portion of nonrecurring capitalization and related costs of $3.2 million associated with the capital infusion of September 27, 1991.

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

United States Operations

              Net sales in the United States were $765.7 million and $597.1 million in the fiscal years ended June 30, 1993 and 1992, respectively. Net sales surpassed the prior year due to improved domestic car and truck production on established seating programs in the second half of the fiscal year ended June 30, 1993 coupled with a new Ford passenger car program and the attainment of targeted production levels for a General Motors truck program introduced in the fall of 1991.

              Operating income and operating margin were $51.8 million and 6.8% in the fiscal year ended June 30, 1993 and $32.0 million and 5.4% in the fiscal year ended June 30, 1992. The growth in operating income and operating margin was due to the benefits derived from incremental volume on established and new seating programs, productivity improvements and improved operating performance at new seat cover facilities. Partially offsetting the increase in operating income were participation in customer cost reduction programs and preproduction costs associated with a new seating program.

Canadian Operations

              Net sales from Canadian operations were $372.0 million in the fiscal year ended June 30, 1993 and $403.4 million in the fiscal year ended June 30, 1992. Net sales in the fiscal year ended June 30, 1993 were adversely impacted by market demand and vehicle inventories as General Motors announced temporary plant shutdowns and production adjustments on existing passenger car and light truck programs.

              Operating income and operating margin were $15.3 million and 4.1% in the fiscal year ended June 30, 1993 and $14.7 million and 3.6% in the fiscal year ended June 30, 1992. Operating income in the fiscal year ended June 30, 1993 benefited from productivity improvement programs, favorable exchange rate fluctuations and improved operating performance at a new seat facility. Partially offsetting the increase in operating income were reduced vehicle production schedules on existing programs and engineering costs associated with a future Ford seating program.

European Operations

              Net sales in Europe were $432.5 million in the fiscal year ended June 30, 1993 and $268.2 million in the fiscal year ended June 30, 1992. Net sales exceeded the prior year due to the addition of new operations in Germany and Austria, the full year impact resulting from the acquisition of facilities in Sweden and Finland and incremental volume on carryover programs in Germany. Partially offsetting the increase in net sales were reduced vehicle production schedules for established seating programs in Sweden and unfavorable exchange rate fluctuations.

              The Company's European operations sustained an operating loss of $3.9 million in the fiscal year ended June 30, 1993 as compared to operating income of $3.0 million in the fiscal year ended June 30, 1992. The $6.9 million unfavorable variance in the fiscal year ended June 30, 1993 was the result of lower margin products introduced at an established facility in Germany, technical and administration costs required to support European manufacturing facilities, a retroactive price increase recognized in the first half of the fiscal year ended June 30, 1992 and the devaluation of the Swedish krona, which was partially offset by the favorable impact of foreign exchange rates. Also contributing to the decrease in operating income were reserves established by the Company for the anticipated plant shutdown costs at a dedicated facility in Finland due to the customer transfer of production to alternative locations in Europe. Partially offsetting the decrease in operating income was the overall growth in sales activity, including production from new programs in Germany and Austria and to the full year contribution of facilities in Sweden and Finland of which the Company assumed control in the fiscal year ended June 30, 1992.

Mexican Operations

              Net sales in Mexico were $186.3 million in the fiscal year ended June 30, 1993 and $154.1 million in the fiscal year ended June 30, 1992. Net sales increased due to increased production activity on established General Motors, Ford, Volkswagen and Chrysler programs.

              Operating income and operating margin in Mexico were $17.9 million and 9.6% in the fiscal year ended June 30, 1993 and $7.1 million and 4.7% in the fiscal year ended June 30, 1992. The increase in operating income and operating margin in the fiscal year ended June 30, 1993 as compared to the prior fiscal year was due to the benefit of additional sales, productivity improvement programs and improved manufacturing performance at a seat cover facility.

LIQUIDITY AND FINANCIAL CONDITION

              On November 29, 1994, the Company amended and restated its Amended and Restated Credit Agreement (as amended and restated, the "Credit Agreement"), which increased the Company's total availability to $500.0 million from $425.0 million, reduced the Company's bank borrowing costs by approximately 25 basis points and enabled the Company to finance a portion of the FSB acquisition. As of December 31, 1994 the Company had $183.4 million outstanding under the Credit Agreement ($61.5 million of which was outstanding under letters of credit), resulting in $316.6 million unused and available. In addition, the Company had $28.7 million of long-term debt outstanding with various governmental authorities and banks. As of December 31, 1994, the Company had $32.0 million in net cash and cash equivalents.

              Amounts available under the Credit Agreement will be reduced by $58.75 million every six months beginning November 30, 1997, and the Credit Agreement will expire on November 30, 1999. Excluding amounts outstanding under the Credit Agreement which will be due upon the expiration of the Credit Agreement, the Company's scheduled principal payments on long-term debt are $1.8 million in 1995, $1.9 million for each of the next three calendar years and $1.4 million in 1999.

              Net cash provided by operating activities increased to $155.7 million in the year ended December 31, 1994, compared to $113.3 million for the same period in 1993 primarily as a result of higher operating earnings. The net change in working capital, while slightly less favorable than in 1993, contributed $30.4 million to net cash.

              The net change in working capital declined from a source of $58.4 million in 1993 to a source of $30.4 million as a result of higher reimbursable pre-production development and production tooling attributable to 1994 and 1995 new programs. Increases in receivable, inventory and payable levels were consistent with the 61.4% increase in net sales. As a result of improved asset management, receivable and inventory levels actually decreased as a percent of net sales in the year ended December 31, 1994.

              Net cash used by investing activities was $195.6 and $214.8 million for years ended December 31, 1994 and 1993, respectively. As discussed in Notes 7 and 8 of the Notes to Consolidated Financial Statements, the Company acquired the Fiat Seat Business in December 1994 for $88.0 million cash plus assumed liabilities and the NAB acquisition in November 1993 for $172.1 million (including fees and expenses).

              The Company's total debt as a percentage of total capitalization decreased to 70% at December 31, 1994 from 91% at December 31, 1993. On April 13, 1994, the Company received net proceeds of $103.6 million from the initial public offering of its common stock. These proceeds were used to reduce the amount outstanding under the Credit Agreement. As a result, net cash provided by financing activities decreased to $17.6 million in calendar 1994 from $127.5 million in 1993. The NAB acquisition in November 1993 and the FSB acquisition in December 1994 were both financed with borrowings under the Credit Agreement.

              In February 1994, the Company took advantage of the favorable interest rate environment by refinancing $135.0 million in aggregate principal amount of its 14% Subordinated Debentures due 2000 by issuing $145.0 million aggregate principal amount of 8 1/4% Subordinated Notes due 2002. The additional proceeds were used to pay a 5.4% call premium and a portion of the accrued interest due on the redemption of the 14% Subordinated Debentures.

CAPITAL EXPENDITURES

              During the fiscal year ending December 31, 1994, capital expenditures aggregated approximately $103.1 million, of which approximately $61.8 million related to the addition of new facilities and other expenditures for new programs, with the remainder spent for increased capacity at existing facilities and ongoing maintenance requirements. For the fiscal year ended June 30, 1993 and 1992, capital expenditures of the Company were $31.6 million
and $27.9 million, respectively.   The Company estimates that it spent, in the
aggregate, $15.0 million and $10.0 million in the fiscal years ended June 30, 1993 and 1992, respectively, for equipment replacement and refurbishment. For the six months ended December 31, 1993, capital expenditures of the Company were $29.0 million. For 1995, the Company anticipates capital expenditures of approximately $95.0 million. Approximately $50.0 million is designated for new programs and facilities, replacement programs and investment in the Company's worldwide engineering and product testing capabilities.

              During the years ended December 31, 1994 and 1993 and the years ended June 30, 1993 and 1992, cash generated from operations and funds available under the Credit Agreement were sufficient to meet the Company's debt service and capital expenditure requirements. The Company believes that cash flows from operations and funds available from existing credit facilities (principally the Credit Agreement) will be sufficient to meet its future debt service obligations, projected capital expenditures and working capital requirements.

ENVIRONMENTAL MATTERS

              The Company is subject to local, state, federal and foreign laws, regulations and ordinances (i) which govern activities or operations that may have adverse environmental effects and (ii) that impose liability for the costs of cleaning up certain damages resulting from sites of past spills, disposal or other releases of hazardous substances. The Company currently is engaged in the cleanup of hazardous substances at certain sites owned, leased or operated by the Company, including soil and groundwater cleanup at its facility in Mendon, Michigan. Management believes that the Company will not incur compliance costs or cleanup cost at its facilities with known contamination that would have a material adverse effect on the Company's consolidated financial position or future results of operations.

              The Company has been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), for the cleanup of contamination from hazardous substances at three Superfund sites where liability has not been completely determined. The

Company has also been identified as a PRP at two additional sites. Management believes that the Company is, or may be, responsible for less than one percent, if any, of the total costs at the three Superfund sites. Expected liability at the two additional sites is not material.

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

              During December 1994, the Mexican peso experienced a devaluation of approximately 35%. Because the Company consolidates its Mexican subsidiary as of the end of November, the effects of this devaluation are not included in the Company's consolidated financial statements. The devaluation is expected to result in a decrease in stockholders' equity of approximately $10.4 million based on exchange rates at December 31, 1994. The effect on the results of operations is not expected to be material.

              In November 1992, the Financial Accounting Standards Board issued SFAS 112, "Employers Accounting for Post-Employment Benefits." This statement requires that employers accrue the cost of post-employment benefits during the employees' active service. The Company adopted this statement effective January 1, 1994. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

                       ITEM 8 -- FINANCIAL STATEMENTS AND
                               SUPPLEMENTARY DATA


                         INDEX TO FINANCIAL STATEMENTS


                                                                                                                  PAGE
                                                                                                                  ----
      Report of Independent Public Accountants                                                                     27

      Consolidated Balance Sheets as of December 31, 1994 and 1993                                                 28

      Consolidated Statements of Operations for the years ended December 31,
        1994 and 1993, for the six months ended December 31, 1993, and for
        the years ended June 30, 1993 and 1992                                                                     30

      Consolidated Statements of Stockholders' Equity for the years ended
        December 31, 1994 and 1993, for the six months ended December 31, 1993,
        and for the years ended June 30, 1993 and 1992                                                             31

      Consolidated Statements of Cash Flows for the years ended December 31,
        1994 and 1993, for the six months ended December 31, 1993 and for
        the years ended June 30, 1993 and 1992                                                                     32

      Notes to Consolidated Financial Statements                                                                   33

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Lear Seating Corporation:

        We have audited the accompanying consolidated balance sheets of LEAR SEATING CORPORATION AND SUBSIDIARIES ("the Company") as of December 31, 1994 and 1993 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1994 and 1993, for the six months ended December 31, 1993, and for the years ended June 30, 1993 and 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1994 and 1993 and the results of its operations and its cash flows for the years ended December 31, 1994 and 1993, for the six months ended December 31, 1993, and for the years ended June 30, 1993 and 1992, in conformity with generally accepted accounting principles.

        As discussed in Note 14 to the consolidated financial statements, as of July 1, 1993, the Company changed its method of accounting for post-retirement benefits other than pensions.


                                                        /s/  ARTHUR ANDERSEN LLP


Detroit, Michigan,
  February 15, 1995.

                   LEAR SEATING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)


                                                                        December 31,       December 31,
                                 ASSETS                                     1994              1993
                                 ------                                 ------------      ------------
   CURRENT ASSETS:
      Cash and cash equivalents                                        $    32.0          $   55.0
      Accounts receivable, less allowance for
        doubtful accounts of $1.2 million at December 31,
        1994 and $.6 million at December 31, 1993                          579.8             272.4
      Inventories                                                          126.6              71.7
      Unbilled customer tooling                                             53.5              19.4
      Other                                                                 26.4              15.1
                                                                       ----------        ----------
                                                                           818.3             433.6
                                                                       ----------        ----------
    PROPERTY, PLANT AND EQUIPMENT:
      Land                                                                  36.6              31.3
      Buildings and improvements                                           141.1             114.5
      Machinery and equipment                                              310.6             210.7
      Construction in progress                                              16.2               5.0
                                                                       ----------        ----------
                                                                           504.5             361.5
            Less- Accumulated depreciation                                (150.3)           (110.5)
                                                                       ----------        ----------
                                                                           354.2             251.0
                                                                       ----------        ----------

    OTHER ASSETS:
      Goodwill, less accumulated amortization of
        $62.3 million at December 31, 1994 and $50.9 million
        at December 31, 1993                                               499.5             403.7
      Deferred financing fees, net                                          12.8              14.3
      Investments in affiliates and other                                   30.3              11.7
                                                                       ----------        ----------
                                                                           542.6             429.7
                                                                       ----------        ----------
                                                                       $ 1,715.1         $ 1,114.3
                                                                       ==========        ==========




        The accompanying notes are an integral part of these statements.

                   LEAR SEATING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)



                                                          December 31,      December 31,
       LIABILITIES AND STOCKHOLDERS' EQUITY                   1994              1993
       ------------------------------------               -----------       ------------
  CURRENT LIABILITIES:
    Short-term borrowings                                 $   84.1           $   48.2
    Cash overdrafts                                           27.6               19.8
    Accounts payable                                         656.7              298.3
    Accrued liabilities                                      210.9              138.3
    Current portion of long-term debt                          1.9                1.2
                                                          --------           --------
                                                             981.2              505.8
                                                          --------           --------
  LONG-TERM LIABILITIES:
    Deferred national income taxes                            25.3               15.9
    Long-term debt                                           418.7              498.3
    Other                                                     76.3               38.7
                                                          --------           --------
                                                             520.3              552.9
                                                          --------           --------
  COMMITMENTS AND CONTINGENCIES

  COMMON STOCK SUBJECT TO REDEMPTION:
    Common stock subject to limited rights of
      redemption, $.01 par value, 990,033
      shares at December 31, 1993
      at the maximum redemption price
      of $13.64 per share                                       -                13.5

    Notes receivable from sale of common stock                  -                (1.1)
                                                          --------           --------
                                                                -                12.4
                                                          --------           --------
  STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value, 150,000,000
      shares authorized at December 31, 1994 and
      1993, 46,088,278 shares issued at
      December 31, 1994 and 37,809,981 shares
      issued at December 31, 1993, net of
      shares subject to redemption                              .5                 .4
    Additional paid-in capital                               274.3              156.5
    Notes receivable from sale of common stock                (1.0)                -
    Warrants exercisable for common stock                       -                10.0
    Less - Common stock held in treasury, 10,230
      shares at December 31, 1994 and 3,300,000
      shares at December 31, 1993, at cost                     (.1)             (10.0)
    Retained deficit                                         (49.4)            (109.2)
    Minimum pension liability adjustment                      (5.8)              (4.2)
    Cumulative translation adjustment                         (4.9)               (.3)
                                                          --------           --------
                                                             213.6               43.2
                                                          --------           --------
                                                          $1,715.1           $1,114.3
                                                          ========           ========

       The accompanying notes are an integral part of these statements.

                   LEAR SEATING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)



                                                                   Six
                                            Year Ended            Months         Year Ended
                                           December 31,           Ended           June 30,
                                       ----------------------   December 31, -------------------
                                         1994          1993        1993        1993       1992
                                       --------      --------    --------    --------   --------
Net sales                              $3,147.5      $1,950.3    $1,005.2    $1,756.5   $1,422.7
Cost of sales                           2,883.9       1,780.1       933.0     1,604.0    1,307.1
Selling, general and
 administrative expenses                   82.6          62.7        27.7        61.9       50.1
Incentive stock and other
 compensation expense                       -            18.0        18.0         -          -
Amortization of goodwill                   11.4           9.9         4.7         9.5        8.7
                                       --------      --------    --------    --------   --------
     Operating income                     169.6          79.6        21.8        81.1       56.8

Interest expense                           46.7          45.6        24.8        47.8       55.2
Foreign currency exchange
 (gain) loss                                (.3)           .1         (.2)         .5         .3
Other expense, net                          8.6           7.8         6.5         4.4        7.8
                                       --------      --------    --------    --------   --------
   Income (loss) before
    provision for national
    income taxes, minority
    interests in net income of
    subsidiaries, equity (income)
    loss of affiliates and
    extraordinary item                    114.6          26.1        (9.3)       28.4       (6.5)
Provision for national
 income taxes                              55.0          26.9        13.4        17.8       12.9
Minority interests in net
 income of subsidiaries                      .5            .3          .1          .5         .7
Equity (income) loss of
 affiliates                                 (.7)          1.0          .2          -        (3.0)
                                       --------      --------    --------    --------   --------
   Income (loss) before
    extraordinary item                     59.8          (2.1)      (23.0)       10.1      (17.1)

Extraordinary loss on
 early extinguishment of
 debt                                       -            11.7        11.7          -         5.1
                                       --------      --------    --------    --------   --------
  Net income (loss)                    $   59.8      $  (13.8)   $  (34.7)   $   10.1   $  (22.2)
                                       ========      ========    ========    ========   ========
Net income (loss) per
 common share, as adjusted
 (Note 1): Income (loss) before
 extraordinary item                    $   1.26      $   (.06)   $   (.65)   $    .25   $   (.62)
   Extraordinary loss                         -          (.33)       (.33)         -        (.18)
                                       --------      --------    --------    --------   --------
Net income (loss) per
 common share                          $   1.26      $   (.39)   $   (.98)   $    .25   $   (.80)
                                       ========      ========    ========    ========   ========






       The accompanying notes are an integral part of these statements.

                   LEAR SEATING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN MILLIONS, EXCEPT SHARE DATA)



                                                                Warrants                    Note
                                                               Exercisable                Receivable
                                                 Additional       for                     from sale
                                        Common    Paid-in       Common        Treasury     of Common
                                         Stock    Capital        Stock         Stock        Stock
                                        ------   ---------     ----------     --------   -----------
BALANCE, JUNE 30, 1991                  $   -    $  60.9        $ 10.0        $ (10.1)       $      -
  Net loss                                  -         -             -              -                -
  Re-acquisition of 62,700 shares of
   common stock subject
   to redemption from management
   investors, at cost                       -         .2            -             (.2)              -
  Sale of additional 14,999,985 shares
   of common stock, net of
   transaction costs                        -       72.4            -              -                -
  Recognize minimum pension
   liability adjustment                     -         -             -              -                -
  Foreign currency translation              -         -             -              -                -
  Restate common stock subject to
   redemption to
   maximum redemption value                 -       (1.8)           -              -                -
                                        ------   --------       -------       --------       ----------
BALANCE, JUNE 30, 1992                      -      131.7          10.0          (10.3)              -
  Net loss                                  -         -             -              -                -
  Sale of additional 3,999,996
   shares of common stock,
   net of transaction costs                 -       19.6            -              -                -
  Sale of 84,183 shares of
   treasury stock to management
   investors                                -        (.3)           -              .3               -
  Foreign currency translation              -         -             -              -                -
                                        ------   --------       -------       --------       ----------
BALANCE, JANUARY 2, 1993                    -      151.0          10.0          (10.0)              -
  Net income                                -         -             -              -                -
  Minimum pension liability adjustment      -         -             -              -                -
  Foreign currency translation              -         -             -              -                -
                                        ------   --------       -------       --------       ----------
BALANCE, JUNE 30, 1993                      -      151.0          10.0          (10.0)              -
  Net loss                                  -         -             -              -                -
  Incentive stock option compensation       -       14.5            -              -                -
  Minimum pension liability adjustment      -         -             -              -                -
  Foreign currency translation              -         -             -              -                -
  Restate common stock subject to
   redemption to
   maximum redemption value                -        (8.6)           -              -                -
  Thirty-three-for-one stock split         .4        (.4)           -              -                -
                                        ------   --------       -------       --------       ----------
BALANCE, DECEMBER 31, 1993                 .4      156.5          10.0          (10.0)              -
  Net income                               -          -             -              -                -
  Sale of additional 7,187,500
   shares of common stock,
   net of transaction costs                .1      103.5            -              -                -
  Exercise of stock options                -          .7            -              -                -
  Exercise of warrants                     -          -          (10.0)          10.0               -
  Elimination of common stock
   subject to redemption                   -        13.5            -              -              (1.1)
  Repayment of stockholders'
   note receivable                         -          -             -              -                .1
  Purchase of 21,450 shares
   of treasury stock                       -          -             -             (.1)              -
  Sale of 11,220 shares of
   treasury stock                          -          .1            -              -                -
  Minimum pension liability
   adjustment                              -          -             -              -                -
  Foreign currency translation             -          -             -              -                -
                                        ------   --------       -------       --------       ----------
BALANCE, DECEMBER 31, 1994              $  .5    $ 274.3        $   -         $   (.1)       $    (1.0)
                                        ======   ========       =======       ========       ==========













                                                           Minimum
                                                           Pension        Cumulative
                                             Retained      Liability      Translation
                                             Deficit      Adjustment      Adjustment           Total
                                            ---------     ----------      -----------          ------
BALANCE, JUNE 30, 1991                       $ (62.4)      $     -           $ 6.0           $    4.4
  Net loss                                     (22.2)            -              -               (22.2)
  Re-acquisition of 62,700 shares of
   common stock subject
   to redemption from management
   investors, at cost                             -              -              -                  -
  Sale of additional 14,999,985 shares
   of common stock, net of
   transaction costs                              -              -              -                72.4
  Recognize minimum pension
   liability adjustment                           -            (2.8)            -                (2.8)
  Foreign currency translation                    -              -             (.6)               (.6)
  Restate common stock subject to
   redemption to
   maximum redemption value                       -              -              -                (1.8)
                                             --------      ---------         ------         ----------
BALANCE, JUNE 30, 1992                         (84.6)          (2.8)           5.4               49.4
  Net loss                                     (10.8)            -              -               (10.8)
  Sale of additional 3,999,996
   shares of common stock,
   net of transaction costs                       -              -              -                19.6
  Sale of 84,183 shares of
   treasury stock to management
   investors                                      -              -              -                  -
  Foreign currency translation                    -              -            (4.7)              (4.7)
                                             --------      ---------         ------         ----------
BALANCE, JANUARY 2, 1993                       (95.4)          (2.8)            .7               53.5
  Net income                                    20.9             -              -                20.9
  Minimum pension liability adjustment            -             (.4)            -                 (.4)
  Foreign currency translation                    -              -             1.1                1.1
                                             --------      ---------         ------         ----------
BALANCE, JUNE 30, 1993                         (74.5)          (3.2)           1.8               75.1
  Net loss                                     (34.7)            -              -               (34.7)
  Incentive stock option compensation             -              -              -                14.5
  Minimum pension liability adjustment            -            (1.0)            -                (1.0)
  Foreign currency translation                    -              -            (2.1)              (2.1)
  Restate common stock subject to
   redemption to
   maximum redemption value                       -              -              -                (8.6)
  Thirty-three-for-one stock split                -              -              -                  -
                                             --------      ---------         ------         ----------
BALANCE, DECEMBER 31, 1993                    (109.2)          (4.2)           (.3)              43.2
  Net income                                    59.8             -              -                59.8
  Sale of additional 7,187,500
   shares of common stock,
   net of transaction costs                       -              -              -               103.6
  Exercise of stock options                       -              -              -                  .7
  Exercise of warrants                            -              -              -                  -
  Elimination of common stock
   subject to redemption                          -              -              -                12.4
  Repayment of stockholders'
   note receivable                                -              -              -                  .1
  Purchase of 21,450 shares
   of treasury stock                              -              -              -                 (.1)
  Sale of 11,220 shares of
   treasury stock                                 -              -              -                  .1
  Minimum pension liability
   adjustment                                     -            (1.6)            -                (1.6)
  Foreign currency translation                    -              -            (4.6)              (4.6)
                                             --------      ---------         ------         ----------
BALANCE, DECEMBER 31, 1994                   $ (49.4)      $   (5.8)         $(4.9)         $   213.6
                                             ========      =========         ======         ==========


       The accompanying notes are an integral part of these statements.

                   LEAR SEATING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)




                                                                                                Six
                                                                                               Months
                                                                 Year Ended December 31,       Ended           Year Ended June 30,
                                                                 -----------------------     December 31,      -------------------
                                                                  1994           1993           1993           1993           1992
                                                                  ----           ----           ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                        $      59.8     $    (13.8)    $    (34.7)    $     10.1     $    (22.2)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities-
      Depreciation and amortization of goodwill                   56.1           42.6           21.9           40.7           35.0
      Incentive stock option compensation                            -           14.5           14.5              -              -
      Accreted interest on Senior Subordinated Discount
        Notes                                                        -              -              -              -            4.7
      Amortization of deferred financing fees                      2.4            2.6            1.1            3.0            3.2
      Deferred national income taxes                               (.3)         (12.3)           (.1)         (10.9)          (1.7)
      Post-retirement benefits accrued                             7.3            3.3            3.3              -              -
      Loss on retirement of property, plant and
        equipment                                                    -            6.8            6.4             .4             .1
      Extraordinary loss                                             -           11.7           11.7              -            5.1
      Other, net                                                     -            (.5)            .4             .4           (3.0)
      Net change in working capital items                         30.4           58.4           (7.4)          50.8           26.8
                                                           -----------     ----------     ----------     ----------     ----------
            Net cash provided by operating activities            155.7          113.3           17.1           94.5           48.0
                                                           -----------     ----------     ----------     ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                    (103.1)         (45.9)         (29.0)         (31.6)         (27.9)
  Acquisitions                                                   (88.0)        (172.1)        (172.1)             -            (.7)
  Proceeds from sale of property, plant and equipment               .5            1.0             .1            1.0            1.0
  Other, net                                                      (5.0)           2.2            2.3            (.1)           1.6
                                                           -----------     ----------     ----------     ----------     ----------
            Net cash used by investing activities               (195.6)        (214.8)        (198.7)         (30.7)         (26.0)
                                                           -----------     ----------     ----------     ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term revolving credit borrowings, net (Note 11)          (108.8)         225.5          230.7          (24.1)         (10.3)
  Additions to other long-term debt                              164.0              -              -          125.0           20.0
  Reductions in other long-term debt                            (137.4)        (103.6)         (54.2)        (154.1)         (69.2)
  Short-term borrowings, net                                     (10.7)          12.8           17.7          (10.8)         (15.3)
  Proceeds from sale of common stock, net                        103.7              -              -           20.0           72.4
  Deferred financing fees                                          (.7)         (10.5)         (10.5)          (5.0)          (1.8)
  Increase (decrease) in cash overdrafts                           7.5            3.3            2.5            9.0          (10.9)
  Other, net                                                         -              -              -              -            (.1)
                                                           -----------     ----------     ----------     ----------     ----------
            Net cash provided (used) by financing
              activities                                          17.6          127.5          186.2          (40.0)         (15.2)
                                                           -----------     ----------     ----------     ----------     ----------
  Effect of foreign currency translation                           (.7)          (2.5)          (3.4)          (3.2)            .5
                                                           -----------     ----------     ----------     ----------     ----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                          (23.0)          23.5            1.2           20.6            7.3

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  55.0           31.5           53.8           33.2           25.9
                                                           -----------     ----------     ----------     ----------     ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $      32.0     $     55.0     $     55.0     $     53.8     $     33.2
                                                           ===========     ==========     ==========     ==========     ==========
CHANGES IN WORKING CAPITAL, NET OF EFFECTS OF
  ACQUISITIONS:
  Accounts receivable, net                                 $    (120.4)    $    (83.5)    $    (60.3)    $    (42.5)    $    (42.3)
  Inventories                                                    (31.5)           2.9           (4.2)           4.2           (6.1)
  Accounts payable                                               183.3           94.0           56.4           49.6           62.1
  Accrued liabilities and other                                   (1.0)          45.0             .7           39.5           13.1
                                                           -----------     ----------     ----------     ----------     ----------
                                                           $      30.4     $     58.4     $     (7.4)    $     50.8     $     26.8
                                                           ===========     ==========     ==========     ==========     ==========
SUPPLEMENTARY DISCLOSURE:
  Cash paid for interest                                   $      35.5     $     42.1     $     20.2     $     41.1     $     47.6
                                                           ===========     ==========     ==========     ==========     ==========
  Cash paid for income taxes                               $      44.1     $     15.7     $      4.3     $     21.8     $     12.1
                                                           ===========     ==========     ==========     ==========     ==========


       The accompanying notes are an integral part of these statements.

                  LEAR SEATING CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

                   The consolidated financial statements include the accounts of Lear Seating Corporation ("the Company"), a Delaware corporation, and its wholly-owned and majority-owned subsidiaries. Investments in less than majority-owned businesses are generally accounted for under the equity method (Note 9).

                   Prior to December 31, 1993, the Company was a wholly-owned subsidiary of Lear Holdings Corporation ("Holdings"). On December 31, 1993, Holdings was merged with and into the Company and the separate corporate existence of Holdings ceased (the "Merger"). The Merger has been accounted for and reflected in the accompanying financial statements as a merger of companies under common control. As such, the financial statements of the Company have been restated as if the post-Merger structure had existed for all periods presented.

                   In February 1994, the Company changed its fiscal year end
                        from June 30 to December 31, effective December 31, 1993. Accordingly, the year ended December 31, 1993 does not constitute a fiscal year.

                   A 33-for-1 split of the Company's common stock was effective as of the Company's initial public offering date (Note
                        3). All references to the numbers of shares of common stock, stock options, warrants and income (loss) per share in the accompanying consolidated financial statements and notes thereto have been adjusted to give effect to the split.

 (2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                   Principles of Consolidation

                        Significant transactions and balances among the Company
                            and its subsidiaries have been eliminated in the consolidated financial statements.

                   Inventories

                        Inventories are stated at the lower of cost or market.
                            Cost is determined principally using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.

                   Inventories are comprised of the following (in millions):

                                              December 31,
                                           ------------------
                                              1994       1993
              Raw materials                 $ 93.4     $ 42.5
              Work-in-process                 13.9       23.4
              Finished goods                  19.3        5.8
                                            ------     ------
                                            $126.6     $ 71.7
                                            ======     ======




          Property, Plant and Equipment

             Property, plant and equipment are stated at cost.  Depreciable property is depreciated over the estimated useful lives of the assets, using principally the straight-line method as follows:

                       Buildings and improvements            20 to 25 years
                       Machinery and equipment               5 to 15 years

          Goodwill

             Goodwill consists of the excess of the purchase price and related acquisition costs over the fair value of identifiable net assets acquired. Goodwill is amortized on a straight-line basis over 40 years. The Company evaluates the carrying value of goodwill for potential impairment on an ongoing basis. Such evaluations compare operating income before amortization of goodwill of the operations to which goodwill relates to the amortization recorded. The Company also considers future anticipated operating results, trends and other circumstances in making such evaluations.

          Deferred Financing Fees

             Costs incurred in connection with the issuance of debt are amortized over the term of the related indebtedness using the effective interest method.

          Research and Development

             Costs incurred in connection with the development of new products and manufacturing methods are charged to operations as incurred. Such costs amounted to $21.9 million, $16.2 million, $7.1 million, $18.2 million and $11.4 million for the years ended December 31, 1994 and 1993, for the six months ended December 31, 1993, and for the years ended June 30, 1993 and 1992, respectively.

          Foreign Currency Translation

             Assets and liabilities of foreign subsidiaries are translated into
                U.S. dollars at the exchange rates in effect at the end of the period. Revenue and expense accounts are translated using an average of exchange rates in effect during the period. Translation adjustments that arise from translating a foreign subsidiary's financial statements from the functional currency to U.S. dollars are reflected as cumulative translation adjustment in the consolidated balance sheets.

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

             During December 1994, the Mexican peso experienced a devaluation of approximately 35%. Because the Company consolidates its Mexican subsidiary as of the end of November, the effects of this devaluation are not included in the consolidated financial statements. The devaluation is expected to result in a decrease in stockholders' equity of approximately $10.4 million, based on exchange rates at December 31, 1994, and the effect on the results of operations is not expected to be material.

          Income Taxes

             The consolidated financial statements reflect the provisions of
                Statement of Financial Accounting Standards No. 109, "Accounting
                for Income Taxes", for all periods presented.   Since the year
                ended December 31, 1993 does not constitute a fiscal year, the consolidated national income tax provision for this period was determined based upon the provisions of APB Opinion No. 28, "Interim Financial Reporting."

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

          Weighted Average Shares Outstanding

             The weighted average number of common shares outstanding for the years ended December 31, 1994 and 1993, for the six months ended December 31, 1993, and for the years ended June 30, 1993 and 1992 were 47,438,477, 35,500,014, 35,500,014, 40,049,064 and 27,768,312, respectively. Shares exercisable under the 1988, 1992 and 1994 Stock Option Plans and warrants (Note 16) are included in the weighted average share calculation for the years ended December 31, 1994 and June 30, 1993. These shares are not included in the calculation of weighted average common shares outstanding in other periods as their impact would be anti-dilutive.

          Industry Segment Reporting

             The Company is principally engaged in the design and manufacture of automotive seating and, therefore, separate industry segment reporting is not applicable.

          Reclassifications

             Certain items in prior years' financial statements have been reclassified to conform with the presentation used in the year ended December 31, 1994.

(3)  1994 INITIAL PUBLIC OFFERING

          In April 1994, the Company completed an initial public offering of its common stock (the "IPO"), pursuant to which the Company sold 7,187,500 shares of its common stock for total proceeds of approximately $111.4 million. Fees and expenses related to the IPO totaled $7.8 million, including approximately $.9 million paid to Lehman Brothers Inc. The net proceeds of the offering were used to reduce outstanding borrowings under the Credit Agreement (Note 11).

          In the same offering, FIMA Finance Management Inc., ("FIMA") a wholly-owned subsidiary of EXOR Group S.A. (formerly IFINT S.A.), sold 3,125,000 shares of the Company's common stock in the public market. The Company received no proceeds from the sale of these shares.

          On a pro forma basis, assuming the IPO had taken place as of January
             1, 1994, the consolidated results of operations of the Company would have been as follows (Unaudited; in millions, except per share data):

                                                            Year Ended
                                                           December 31,
                                                               1994
                                                           ------------

               Net income                                       $60.5
               Net income per common share                       1.22

          The pro forma information above does not purport to be indicative of the results that actually would have been achieved if the IPO had occurred as of January 1, 1994, and is not intended to be a projection of future results or trends.

(4)  1994 REFINANCING

          On February 3, 1994, the Company completed a public offering of $145.0 million of 8 1/4% Subordinated Notes, due 2002 (the "8 1/4% Notes"). The 8 1/4% Notes require interest payments semi-annually on February 1 and August 1. Fees and expenses related to the issuance of the 8 1/4% Notes were approximately $5.0 million, including underwriting fees of $2.4 million paid to Lehman Brothers Inc.

          The net proceeds from the sale of the 8 1/4% Notes were used to finance the redemption of the 14% Subordinated Debentures. Simultaneous with the sale of the 8 1/4% Notes, the Company called the 14% Subordinated Debentures for redemption on March 4, 1994, at a redemption price equal to 105.4% of the outstanding principal amount of $135.0 million, plus accrued interest to the redemption date. The premium for early extinguishment of the 14% Subordinated Debentures and the accelerated amortization of deferred financing fees totaled approximately $10.7 million. This amount has been reflected as an extraordinary loss in the periods ending December 31, 1993. The deferred tax benefit related to this extraordinary loss was offset by a valuation allowance.

(5)  1992 REFINANCING AND SALE OF COMMON STOCK

          On July 30, 1992, the Company sold $125.0 million of 11 1/4% Senior
             Subordinated Notes (the "11 1/4% Notes"). Fees and expenses related to issuance of the 11 1/4% Notes were approximately $5.0 million, including consulting and underwriting fees of $2.2 million paid to Lehman Brothers Inc. and $.1 million paid to FIMA for consulting fees.

          Simultaneous with the sale of the 11 1/4% Notes, the Company issued
             3,999,996 shares of common stock to the four merchant banking partnerships affiliated with Lehman Brothers Inc. (the "Lehman Funds") and FIMA for total proceeds of approximately $20.0 million. Fees and expenses related to the sale were $.4 million paid to the Lehman Funds and FIMA. Certain management investors also purchased 84,183 shares of common stock previously held in treasury for approximately $.4 million.

          On August 14, 1992, the Company redeemed the 14 1/4% Senior
             Subordinated Discount Notes (the "Discount Notes") at a redemption price equal to 103% of the outstanding principal amount of $85.0 million plus accrued interest. The prepayment premium for early extinguishment of these notes and the accelerated amortization of deferred financing fees totaled approximately $4.7 million and have been reflected as an extraordinary loss in the year ended June 30, 1992. The deferred tax benefit related to this extraordinary loss was offset by a valuation allowance.

          A portion of the net proceeds from the sale of the 11 1/4% Notes and common stock described above were used to finance the redemption of the Discount Notes and to prepay $15.0 million of the Domestic Term Loan. The balance of the proceeds was designated for temporary reduction of outstanding borrowings on the Domestic Revolving Credit Loan, expansion of the Company's operations and for general corporate purposes.

(6)  1991 CAPITALIZATION AND RELATED TRANSACTIONS

          Pursuant to a Stock Purchase Agreement dated September 27, 1991 (the
             "1991 Agreement"), the Company issued 14,999,985 shares of common stock to the Lehman Funds and FIMA, for total proceeds of approximately $75.0 million. Fees and expenses related to the sale and the transactions described below approximated $7.6 million, of which approximately $3.2 million was charged to other expense and approximately $1.8 million was capitalized as deferred financing fees. Such fees and expenses included $4.5 million paid to Lehman Brothers Inc.

          The Lehman Funds and FIMA also purchased all of the outstanding common stock and warrants owned by the Company's former majority owner, General Electric Capital Corporation ("GECC"), and certain other stockholders.

          Simultaneous with the sale of common stock, the Company obtained a $20.0 million real estate mortgage from GECC.

          The net proceeds from the sale of common stock and the real estate mortgage were used primarily to reduce outstanding borrowings on the Domestic Revolving Credit Loan and to prepay the Domestic Term Loan. A write-off of deferred financing fees of $.4 million related to the prepayment of the Domestic Term Loan was recognized as an extraordinary loss in the consolidated statement of operations for the year ended June 30, 1992. The deferred tax benefit related to this extraordinary loss was offset by a valuation allowance.

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

(7)  FSB ACQUISITION

          On December 15, 1994, the Company purchased from Gilardini S.p.A., an
             Italian Corporation, all of the outstanding common stock of Sepi S.p.A., an Italian Corporation, all of the outstanding common stock of Sepi Poland S.p. Z o.o. and a 35% interest in a Turkish joint venture (collectively, the "Fiat Seat Business", or "FSB"). The FSB is engaged in the design and manufacture of automotive seating, with its principal customers being Fiat S.p.A. and its affiliates ("Fiat"). In connection with this transaction, the Company and Fiat entered into a long-term supply agreement for certain products produced by the FSB.

          The acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed in the acquisition have been reflected in the accompanying balance sheet as of December 31, 1994. The operations of the FSB since the acquisition are not material to the statement of operations of the Company for the year ended December 31, 1994. The purchase price was allocated to the purchased assets as follows (in millions):

                   Cash consideration paid to seller,
                     net of cash acquired of $6.9 million                                      $  85.3
                   Deferred purchase price, due 1998                                              12.3
                   Short-term borrowings from Fiat assumed                                        66.7
                   Fees and expenses, including $1.5 million not yet paid                          4.2
                   Receivable from seller                                                         (1.2)
                                                                                              --------
                                 Cost of acquisition                                           $ 167.3
                                                                                              ========

                   Property, plant and equipment                                               $  72.2
                   Investment in Industrias Cousin Freres, S.L. (Note 9)                           4.9
                   Employee termination indemnities assumed                                      (17.8)
                   Net non-cash working capital                                                   15.4
                   Other assets purchased and liabilities assumed, net                           (12.5)
                   Goodwill                                                                      105.1
                                                                                              --------
                                 Total cost allocation                                         $ 167.3
                                                                                              ========

          A portion of the purchase price had not yet been paid as of December
             31, 1994. The remaining payments are included in the accompanying consolidated balance sheet as of December 31, 1994 in other long-term liabilities.

          The cash portion of the purchase price was financed with borrowings under the Company's Credit Agreement (Note 11). The purchase price and related allocation may be revised in the next year based on revisions of preliminary estimates of fair values made at the date of purchase. Such changes are not expected to be significant.

          Assuming the acquisition had taken place as of the beginning of each period presented, the consolidated pro forma results of operations of the Company would have been as follows, after giving effect to certain adjustments, including certain operations adjustments consisting principally of management's estimates of the effects of product pricing adjustments negotiated in connection with the acquisition, increased interest expense, depreciation adjustments and goodwill amortization, estimated engineering savings, the elimination of certain costs assumed by the seller and the related income tax effects (Unaudited; in millions, except per share data):

                                                                               Year Ended December 31,
                                                                            -----------------------------
                                                                                 1994            1993
                                                                             ------------    ------------

                   Net sales                                                $ 3,603.4       $ 2,317.3
                   Income (loss) before extraordinary item                       35.7           (22.8)
                   Net income (loss)                                             35.7           (34.5)
                   Income (loss) per common share before
                     extraordinary item                                           .75            (.64)
                   Net income (loss) per common share                             .75            (.97)

           The pro forma information above does not purport to be indicative of the results that actually would have been achieved if the operations were combined during the periods presented, and is not intended to be a projection of future results or trends.

(8)  NAB ACQUISITION

           On November 1, 1993, the Company purchased certain assets of the Plastics and Trim Products Division of Ford Motor Company ("Ford") consisting of (i) the U.S. operations that supply seat trim and trimmed seat assemblies to Ford which are manufactured by Favesa, S.A. de C.V.; (ii) all of the shares of Favesa, a maquiladora operation located in Juarez, Mexico; and (iii) certain inventories and assets employed in the operation of the NAB (collectively, the "NAB"). In connection with this transaction, the Company and Ford entered into a long-term supply agreement for certain products produced by these operations at agreed upon prices.

           This acquisition was accounted for as a purchase, and accordingly, the operating results of the NAB have been included in the accompanying financial statements since the date of acquisition. The purchase price, after giving effect to an adjustment related to changes in the NAB working capital, consisted of the following and has been allocated to the net assets purchased as follows (in millions):

                   Cash consideration paid to seller, net of cash
                     acquired of $2.7 million                                $170.7
                   Execution of promissory notes (Notes 10 and 11)             10.5
                   Fees and expenses (including $.5 million paid to
                     Lehman Brothers Inc.)                                      1.4
                                                                             ------
                           Cost of acquisition                               $182.6
                                                                             ======

                   Property, plant and equipment                             $ 79.8
                   Net non-cash working capital                                 1.7
                   Other assets purchased and liabilities assumed,             (3.0)
                   Goodwill                                                   104.1
                                                                             ------
                           Total cost allocation                             $182.6
                                                                             ======

          The cash portion of the purchase price was financed with borrowings under the Company's domestic Credit Agreement (Note 11).

          As part of the NAB acquisition, the Company acquired and has exercised an option to cause Ford to purchase two facilities in consideration of Ford canceling a $19.9 million note payable (Note
             10). The Company exercised this option, and the sale of these facilities occurred in March 1994. The Company leased one of these facilities until August 1994.

          Assuming the acquisition had taken place as of the beginning of each period presented, the consolidated pro forma results of operations of the Company would have been as follows, after giving effect to certain adjustments, including certain operations adjustments consisting principally of managements' estimates of the effects of product pricing adjustments negotiated in connection with the acquisition and incremental ongoing NAB engineering, overhead and administrative expenses, increased interest expense and goodwill amortization and the related income tax effects (Unaudited; in millions, except per share data):

                                                                               Six Months
                                                            Year Ended            Ended          Year Ended
                                                           December 31,       December 31,        June 30,
                                                               1993               1993              1993
                                                           ------------       ------------       -----------
              Net sales                                        $2,361.4           $1,159.5          $2,235.2
              Income (loss) before extraordinary item               5.1              (19.6)             26.6
              Net income (loss)                                    (6.6)             (31.3)             26.6
              Income (loss) per common share before
                extraordinary item                                  .12               (.55)              .66
              Net income (loss) per common share                   (.16)              (.88)              .66

          The pro forma information above does not purport to be indicative of the results that actually would have been achieved if the operations were combined during the periods presented, and is not intended to be a projection of future results or trends.

(9) INVESTMENTS IN AFFILIATES

          The investments in affiliates are as follows:

                                                                       Percent Beneficial Ownership
                                                                   ------------------------------------
                                                                      December 31,         June 30,
                                                                   -----------------   ----------------
                                                                    1994       1993     1993      1992
                                                                   ------     ------   ------    ------

          Industrias Cousin Freres, S.L. (Spain)                    49%         -%       -%        -%
          Lear Seating Thailand Corporation                         49          -        -         -
          Markol Otomotiv Yan Sanayi Ve Ticart (Turkey)             35          -        -         -
          General Seating of America, Inc.                          35         35       35        35
          General Seating of Canada, Ltd.                           35         35       35        35
          Probel, S.A. (Brazil)                                     31         31       31        31
          Pacific Trim Corporation Ltd. (Thailand)                  20         20       20        20

          The above businesses are generally involved in the manufacture of automotive seating and seating components.

          All of the above investments in affiliates are accounted for using the equity method, except Probel. In June 1993, the Company revalued its investment in Probel, which was previously accounted for using the cost method, to zero due to continued operating losses and other factors impacting its potential recoverability.
             A charge of approximately $1.7 million was recorded and is reflected in equity income of affiliates in the consolidated statement of operations in the year ended December 31, 1993 and the year ended June 30, 1993. The investments in Industrias Cousin Freres, S.L. and Markol Otomotiv Yan Sanayi Ve Ticart were acquired as part of the FSB acquisition (Note 7).

          The aggregate investment in affiliates was $11.0 million and $4.6 million as of December 31, 1994 and 1993, respectively.

          Dividends of approximately $.8 million, $1.0 million and $.9 million were received by the Company in the years ended December 31, 1994 and June 30, 1993 and 1992, respectively, from General Seating of Canada, Ltd. Additionally, a dividend of $.1 million was received from General Seating of America in 1994. No other dividends were received by the Company from affiliates during 1994, 1993 or 1992.

          Summarized group financial information for affiliates accounted for under the equity method is as follows (Unaudited; in millions):

                                                                              December 31,
                                                                         ---------------------
                                                                          1994          1993
                                                                         ------        -------
                           Balance sheet data:
                           Current assets                                $ 36.8        $18.3
                           Non-current assets                              25.6         14.1
                           Current liabilities                             24.3         14.5
                           Non-current liabilities                         14.5          5.7



                                                         Year Ended              Six Months
                                                        December 31,               Ended                Year Ended June 30,
                                                   -----------------------      December 31,        ---------------------------
                                                     1994           1993           1993               1993              1992
                                                   --------       --------       --------           --------           --------
                Income statement data:
                  Net sales                        $140.4         $122.4         $ 58.4             $119.8             $129.2
                  Gross profit                       14.1           12.6            4.9               13.0               19.3
                  Income before provision for
                    income taxes                      6.0            7.3            2.3               10.8               11.6
                  Net income                          3.9            5.0            1.4                6.6                8.2

          The Company had sales to affiliates of approximately $14.0 million, $11.1 million, $5.3 million, $10.7 million and $11.8 million for the years ended December 31, 1994 and 1993, for the six months ended December 31, 1993, and for the years ended June 30, 1993 and 1992, respectively.

          The Company has guaranteed certain obligations of its affiliates. The
             Company's share of amounts outstanding under guaranteed obligations as of December 31, 1994 amounted to $6.0 million.

(10)  SHORT-TERM BORROWINGS

          Short-term borrowings are comprised of the following (in millions):

                                                                                             December 31,
                                                                                       ------------------------
                                                                                          1994          1993
                                                                                        -------       -------
                            Lines of credit                                             $  1.0        $  3.2
                            Note payable to bank, LIBOR + 3/4%                            15.0          15.0
                            Short-term borrowing, Fiat S.p.A., 9 3/4 %  (Note 7)          66.7            -
                            Unsecured notes payable --
                              NAB acquisition note payable, non-interest bearing
                                (Note 8)                                                   1.2           9.3
                              NAB acquisition note payable, 11 1/2% (Note 8)                -           19.9
                              Trade acceptance payable, 6% and 7 1/4% at
                                December 31, 1994 and 1993, respectively                    .2            .8
                                                                                        ------        ------
                                                                                        $ 84.1        $ 48.2
                                                                                        ======        ======

          At December 31, 1994, the Company has lines of credit available with banks of approximately $61.0 million, subject to certain restrictions imposed by the Credit Agreement (Note 11).

          Weighted average interest rates under these agreements at December
             31, 1994 and 1993 were 9.1% and 6.3%, respectively.

(11)  LONG-TERM DEBT

          Long-term debt is comprised of the following (in millions):

                                                                          December 31,
                                                                   ------------------------
                                                                       1994         1993
                                                                     --------     --------

          Domestic revolving credit loan                             $121.9        $230.7
          German term loan                                              7.1           7.6
          City of Hammond, IN Industrial Revenue Bonds                  9.5             -
          Development Authority of Clayton County, GA
              Industrial Revenue Bonds                                  9.5             -
          Loans from Italian Governmental Agencies                      2.6             -
                                                                     ------        ------
                                                                      150.6         238.3
          Less -- Current portion                                      (1.9)         (1.2)
                                                                     ------        ------
                                                                      148.7         237.1
                                                                     ------        ------
          Subordinated Debt:
            8 1/4% Subordinated Notes (Note 4)                        145.0             -
            11 1/4% Senior Subordinated Notes                         125.0         125.0
            14% Subordinated Debentures (Note 4)                          -         135.0
                                                                     ------        ------
                                                                      270.0         260.0
                                                                     ------        ------
          Note Payable                                                    -           1.2
                                                                     ------        ------
                                                                     $418.7        $498.3
                                                                     ======        ======


          In October 1993 and again in November 1994, the Company amended and restated its existing credit agreement with a syndicate of banks to increase available credit and relax certain other provisions under the agreement. The new $500 million revolving credit facility (the "Credit Agreement") enabled the Company to finance the cash portion of the FSB acquisition (Note 7) and to replace the existing Domestic Term Loan and Domestic Revolving Credit Facility which was used to finance the NAB acquisition (Note 8) and retire a $20 million mortgage. The accelerated amortization of deferred financing fees related to the previous Domestic Term Loan and Domestic Revolving Credit Facility and the mortgage totaled approximately $1.5 million. This amount, net of the related tax benefit of $.5 million, has been reflected as an extraordinary loss in the periods ending December 31, 1993. In connection with this transaction, the Company paid $.5 million to Lehman Brothers for consulting fees. In addition, Lehman Commercial Paper, Inc., an affiliate of the Lehman Funds, is a managing agent of the Credit Agreement and received fees of $.7 million.

          Loans under the Credit Agreement bear interest at the Eurodollar rate plus 1/2% to 1% or prime rate depending on the satisfaction of certain financial ratios. The Company pays a commitment fee on the unused balance of the facility of 1/5% to 3/8%, depending on certain ratios. At December 31, 1994, interest was being charged at the Eurodollar rate plus 3/4% and the commitment fee is 1/4%. Amounts available to be drawn under the Credit Agreement will decrease by $58.75 million on each of November 30, 1997, May 31 and November 30, 1998 and May 31, 1999. The facility expires on November 30, 1999.


          The Company had available unused long-term revolving credit commitments of $316.6 million at December 31, 1994, net of $61.5 million of outstanding letters of credit. Borrowings on revolving credit loans were $495.2 million, $986.3 million, $820.5 million, $549.2 million and $737.8 million for the years ended December 31, 1994 and 1993, for the six months ended December 31, 1993, and for the years ended June 30, 1993 and 1992, respectively. Repayments on revolving credit loans were $604.0 million, $760.8 million, $589.8 million, $573.3 million and $748.1 million for the years ended December 31, 1994 and 1993, for the six months ended December 31, 1993, and for the years ended June 30, 1993 and 1992, respectively.

          The German Term Loan bears interest at a stated rate of 9.125%, is payable in Deutschemarks in quarterly installments of approximately $.3 million through March 2000, and is collateralized by certain assets of a German subsidiary.

          The Industrial Revenue Bonds (IRBs) are payable in 2024, and bear interest at variable rates which are reset periodically. At the Company's option, the rates can be reset weekly or monthly, or can be fixed for a period of time or through maturity. As of December 31, 1994, the City of Hammond IRB and the Development Authority of Clayton County IRB bore interest rates of 4.0% and 5.9% respectively.

          The Loans from Italian Governmental Agencies are payable in installments every six months through 2000, and bear interest at 4.75% and 11.28%.

          The 8 1/4% Subordinated Notes, due in 2002, require interest payments semi-annually on February 1 and August 1.

          The 11 1/4% Senior Subordinated Notes, due in 2000, require interest payments semi-annually on January 15 and July 15.

          The Credit Agreement and Subordinated Debt Agreements contain numerous restrictive covenants. The most restrictive of these covenants are financial covenants related to maintenance of certain levels of net worth, operating profit and interest coverage. The financial covenants generally become more restrictive with the passage of time. These agreements also, among other things, restrict the Company's ability to incur additional indebtedness, declare dividends, make investments and advances, sell assets and limit capital expenditures to specified amounts. The German Term Loan agreement also contains certain restrictive covenants.

          As of December 31, 1994, the Company is able to declare limited dividends of up to $2.5 million per quarter. Loans under the Credit Agreement are collateralized by substantially all assets of the Company.

          The scheduled maturities of long-term debt at December 31, 1994 for the five succeeding years are as follows (in millions):

                          1995       $  1.8
                          1996          1.9
                          1997          1.9
                          1998          1.9
                          1999        123.3

(12)  NATIONAL INCOME TAXES

          A summary of income (loss) before provision for national income taxes and components of the provision for national income taxes for the indicated periods is as follows (in millions):

                                                                                  Six
                                                                                 Months
                                                       Year Ended December 31,    Ended     Year Ended June 30,
                                                       ----------------------  December 31,  -------------------
                                                       1994         1993          1993         1993      1992
                                                      ------      --------      --------     --------  --------

          Income (loss) before provision for
            national income taxes, minority
            interests in net income of subsidiaries,
            equity (income) loss of affiliates
            and extraordinary item:
              Domestic                                $ 56.4       $ (3.4)        $ (15.1)    $   6.8   $(20.0)
              Foreign                                   58.2         29.5             5.8        21.6     13.5
                                                      ------       ------         -------     -------   ------
                                                      $114.6       $ 26.1         $  (9.3)    $  28.4   $ (6.5)
                                                      ======       ======         =======     =======   ======
          Domestic provision for national income
            taxes:
            Current provision                         $ 31.2       $  7.4          $  5.4     $   6.8   $  2.1
                                                      -------      ------          ------      ------    -----
          Deferred --
            Deferred provision                             -          1.0              .9         1.5      2.6
            Benefit of previously unbenefitted net
               operating loss carryforwards             (2.2)        (3.0)           (1.6)       (2.4)       -
                                                      ------       ------         -------     -------   ------
                                                        (2.2)        (2.0)            (.7)        (.9)     2.6
                                                      ------       ------         -------     -------   ------
            Total domestic provision                    29.0          5.4             4.7         5.9      4.7
                                                      ------       ------         -------     -------   ------
          Foreign provision for national
            income taxes:
            Current provision                           25.1         22.5             9.7        17.4     12.5
                                                      ------       ------         -------     -------   ------
          Deferred --
            Deferred provision                            .9         (1.0)           (1.0)       (1.7)    (2.1)
            Adjustment due to changes
               in enacted tax rates                       -           -               -          (1.0)     -
            Tax benefit of operating losses               -           -               -          (2.8)    (2.2)
                                                      ------       ------         -------     -------   ------
                                                          .9         (1.0)           (1.0)       (5.5)    (4.3)
                                                      ------       ------         -------     -------   ------
          Total foreign provision                       26.0         21.5             8.7        11.9      8.2
                                                      ------       ------         -------     -------   ------
          Provision for national income taxes         $ 55.0       $ 26.9         $  13.4     $  17.8   $ 12.9
                                                      ======       ======         =======     =======   ======

          The differences between tax provisions calculated at the United
             States Federal statutory income tax rate of 35% for the periods ended December 31, 1994 and 1993 and 34% for the years ended June 30, 1993 and 1992 and the actual consolidated national income tax provision for the periods indicated are summarized as follows (in millions):


                                                               Year Ended            Six Months            Year Ended
                                                              December 31,             Ended                June 30,
                                                        -----------------------     December 31,    ------------------------
                                                           1994         1993            1993           1993         1992
                                                        --------     --------        --------       --------      -------
          Income (loss) before provision for national
             income taxes, minority interests in net
             income of subsidiaries, equity (income)
             loss of affiliates and extraordinary item
             multiplied by the United States Federal
             statutory rate                               $ 40.1       $  9.1        $  (3.3)         $  9.7        $ (2.2)
          Utilization of domestic net
             operating loss carryforwards                   (2.2)        (3.0)           (1.6)          (2.4)            -
          Differences between domestic and effective
             foreign tax rates                               1.3          3.7             2.4             .9           3.6
          Operating losses not tax benefited                 3.0          4.9             4.3            3.6           8.5
          Increase in valuation allowance                    3.3          8.8            10.8             .4             -
          Domestic income taxes provided
             on foreign earnings                             6.4           .9              .1            1.6             -
          Amortization of goodwill                           3.0          3.3             1.5            3.2           3.0
          Other, net                                          .1          (.8)            (.8)            .8             -
                                                          ------       ------          ------         ------        ------
                                                          $ 55.0       $ 26.9          $ 13.4         $ 17.8        $ 12.9
                                                          ======       ======          ======         ======        ======

          Deferred national income taxes represent temporary differences in the recognition of certain items for income tax and financial reporting purposes. The components of the net deferred national income tax liability are summarized as follows (in millions):


                                                                         December 31,
                                                                  -------------------------
                                                                     1994            1993
                                                                  ----------        --------

          Deferred national income tax liabilities:
            Property and equipment basis differences                 $ 22.1         $ 13.8
            Financing and intercompany transactions                     8.8            9.7
            Taxes provided on unremitted
              foreign earnings                                         19.4            6.0
            Benefit plans                                               2.0            1.3
            Other                                                       5.4            2.6
                                                                     ------         ------
                                                                     $ 57.7         $ 33.4
                                                                     ------         ------
          Deferred national income tax assets:
            Tax credit carryforwards                                 $ (8.7)        $(23.7)

            Tax loss carryforwards                                    (46.8)         (17.1)
            Benefit plans                                              (9.6)          (6.2)
            Accruals                                                  (15.9)          (5.4)
            Deferred financing fees                                      -            (4.7)
            Minimum pension liability adjustment                       (1.8)          (1.8)
            Alternative minimum tax carryforward                         -             (.4)
            Deferred compensation                                      (6.3)          (7.6)
            Other                                                      (4.8)          (1.3)
                                                                     ------         ------
                                                                      (93.9)         (68.2)
          Valuation allowance                                          58.1           51.4
                                                                     ------         ------
                                                                      (35.8)         (16.8)
                                                                     ------         ------
          Net deferred national income tax liability                 $ 21.9         $ 16.6
                                                                     ======         ======

          The classification of the net deferred national income tax liability is summarized as follows (in millions):

                                                                December 31,
                                                       ------------------------------
                                                            1994              1993
                                                            ----              ----

          Deferred tax assets:
                 Current                                $   (1.8)          $     -
                 Long-term                                  (1.6)              (.9)

          Deferred tax liability:
                 Current                                       -               1.6
                 Long-term                                  25.3              15.9
                                                        --------           -------
          Net deferred national income tax liability    $   21.9           $  16.6
                                                        ========           =======

          Deferred national income taxes and withholding taxes have been provided on earnings of the Company's Canadian subsidiary to the extent it is anticipated that the earnings will be remitted in the form of future dividends. Deferred national income taxes and withholding taxes have not been provided on the undistributed earnings of the Company's European and Mexican subsidiaries as such amounts are deemed to be permanently reinvested. The cumulative undistributed earnings at December 31, 1994 on which the Company had not provided additional national income taxes and withholding taxes were approximately $23.1 million.

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

          As of December 31, 1994, the Company had tax loss carryforwards of $122.4 million which relate primarily to certain foreign subsidiaries including the FSB. Of the total carryforwards, $41.0 million have no expiration, $79.8 million expire in 1995 through 1999, and $1.6 million expire in 2005 and 2006. The tax credit carryforwards expire in 1999.

(13)  RETIREMENT PLANS

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

          Components of the Company's pension expense are as follows for the periods indicated (in millions):

                                                                        Six Months
                                          Year Ended December 31,         Ended          Year Ended June 30,
                                       ----------------------------     December 31,     ---------------------
                                          1994         1993               1993             1993         1992
                                        -------      --------           --------         --------     --------

          Service cost                  $  4.3        $  3.5            $  1.9            $  3.1       $ 2.9
          Interest cost on
            projected benefit
             obligation                    6.3           6.1               3.2               5.9         6.2
          Actual return on assets          (.1)         (7.8)             (4.5)             (6.6)       (4.9)

          Net amortization and            (4.6)          3.1               2.2               1.8          .5
          deferral
                                        ------        ------            ------            -------      ------
          Net pension expense           $  5.9        $  4.9            $  2.8            $  4.2       $ 4.7
                                        ======        ======            ======            =======      ======

          The following table sets forth a reconciliation of the funded status of the Company's defined benefit pension plans to the related amounts recorded in the consolidated balance sheets (in millions):



                                                           December 31, 1994                  December 31, 1993
                                                      ---------------------------        ---------------------------
                                                     Plans Whose       Plans Whose      Plans Whose       Plans Whose
                                                     Assets Exceed     ABO Exceeds    Assets  Exceed     ABO Exceeds
                                                          ABO            Assets             ABO              Assets
                                                     ------------     ------------      ------------     ------------
          Actuarial present value of:
              Vested benefit obligation                $ 16.8           $ 54.8           $ 11.9            $ 58.1
              Non-vested benefit obligation               1.3              2.2               .1               3.1
                                                       ------           ------           ------            ------

          Accumulated benefit obligation (ABO)           18.1             57.0             12.0              61.2
          Effects of anticipated future
            compensation increases                       10.2              1.0              1.1              10.1
                                                       ------           ------           ------            ------


          Projected benefit obligation                   28.3             58.0             13.1              71.3
          Plan assets at fair value                      22.7             38.0             18.3              42.8
                                                       ------           ------           ------            ------
          Projected benefit obligation in excess of
            (less than) plan assets                       5.6             20.0             (5.2)             28.5
          Unamortized net loss                           (3.9)            (9.5)            (1.3)            (12.5)
          Unrecognized prior service cost                  .2             (3.0)              -               (1.0)
          Unamortized net asset (obligation)
            at transition                                 3.1             (1.0)             4.0              (1.6)
          Adjustment required to recognize
            minimum liability                              -              12.0               -               11.1
                                                       ------           ------           ------            ------
          Accrued pension (asset) liability recorded
            in the consolidated balance sheets         $  5.0           $ 18.5           $ (2.5)           $ 24.5
                                                       ======           ======           ======            ======

          The actuarial assumptions used in determining pension expense and the funded status information shown above were as follows:

                                                      Year Ended          Six Months            Year Ended
                                                     December 31,            Ended               June 30,
                                                  ------------------     December 31,      --------------------
                                                    1994      1993           1993           1993         1992
                                                    ----      -----        --------        -------     --------

          Discount rate:
            Domestic plans                         7.5-8%     7.5-8%        7.5-8%            8%            8%
            Foreign plans                            7-8%       7-9%          7-8%          7-9%            9%
          Rate of salary progression:
            Domestic plans                             5%         6%            6%            6%            6%
            Foreign plans                            3-5%       3-5%          3-5%          3-5%          1-5%
          Long-term rate of return
            on assets:
            Domestic plans                             9%         9%            9%            9%            9%
            Foreign plans                              8%       8-9%            8%            9%            9%


          Plan assets include cash equivalents, common and preferred stock, and government and corporate debt securities.

          Statement of Financial Accounting Standards No. 87, "Employers'
             Accounting for Pensions," required the Company to record a minimum liability as of December 31, 1994 and 1993. As of December 31, 1994, the Company recorded a long-term liability of $12.0 million, an intangible asset of $4.4 million, which is included with other assets, and a reduction in stockholders' equity of $5.8 million, net of income taxes of $1.8 million.

          The Company also sponsors defined contribution plans and participates in Government sponsored programs in certain foreign countries. Contributions are determined as a percentage of each covered employee's salary. The Company also participates in multi-employer pension plans for certain of its hourly employees and contributes to those plans based on collective bargaining agreements. The aggregate cost of the defined contribution and multi-employer pension plans charged to operations was $2.1 million, $1.7 million, $1.0 million, $1.3 million and $1.1 million for the years ended December 31, 1994 and 1993, for the six months ended December 31, 1993 and the years ended June 30, 1993 and 1992, respectively.


(14)  POST-RETIREMENT BENEFITS

          On July 1, 1993, the Company adopted Statement of Financial
             Accounting Standards No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions" for its domestic plans. This standard, which must be adopted for foreign plans no later than 1995, requires that the expected cost of post-retirement benefits be charged to expense during the years in which the employees render service to the Company.

          The Company's domestic post-retirement plans generally provide for the continuation of medical benefits for all employees who complete 10 years of service after age 45 and retire from the Company at age 55 or older. The Company does not fund its post-retirement benefit obligation. Rather, payments are made as costs are incurred by covered retirees.

           As of July 1, 1993, the Company's accumulated post-retirement benefit obligation was approximately $32.0 million. Because the Company had previously recorded a liability of $6.3 million related to these benefits, the net transition obligation, which is being amortized over 20 years, was $25.7 million. The following table sets forth a reconciliation of the funded status of the accrued post-retirement benefit obligation to the related amounts recorded in the financial statements as of December 31, 1994 and 1993 (in millions):


                                                                                                 December 31,
                                                                                             --------------------
                                                                                               1994        1993
                                                                                             --------    --------
           Accumulated Post-retirement Benefit Obligation ("APBO"):

                 Retirees                                                                   $     11.8   $    11.7
                 Fully eligible active plan participants                                           4.3         4.1
                 Other active participants                                                        20.9        19.8
                 Unrecognized net gain                                                             4.2           -
                 Unamortized transition obligation                                               (23.7)     (25.0)
                                                                                            -----------  ---------
                 Liability Recorded in the Balance Sheet (includes current liability of
                   $.7 million as of December 31, 1994 and 1993)                            $     17.5   $    10.6
                                                                                            ==========   =========

           Components of the Company's post-retirement benefit expense based upon an adoption date of July 1, 1993 for the indicated periods were as follows (in millions):

                                                                     Years Ended               Six Months
                                                                     December 31,                Ended
                                                                  -----------------           December 31,
                                                                  1994         1993              1993
                                                                  ----         ----              ----

              Service cost                                        $3.5          $1.7              $1.7
              Interest cost on APBO                                2.8           1.3               1.3
              Unrecognized net gain                                 -             -                 -
              Amortization of transition obligation                1.3            .7                .7
                                                                 -----         -----             -----
              Net post-retirement benefit expense                 $7.6          $3.7              $3.7
                                                                 =====         =====             =====


           The APBO as of December 31, 1993 and the net post-retirement benefit expense in 1994 and 1993 were calculated using an assumed discount rate of 7.5%. The APBO as of December 31, 1994 was calculated using an assumed discount rate of 8%. Health care costs were assumed to rise 13.2% in 1995, with the assumed rate increase decreasing by 1% per year to a minimum of 6.4% in 2008. To illustrate the significance of these assumptions, a rise in the assumed rate of health care cost increases of 1% each year would increase the APBO as of December 31, 1994 by $4.8 million and increase the net post-retirement benefit expense by $1.2 million for the year ended December 31, 1994.

           Prior to July 1, 1993, post-retirement benefit costs were expensed as incurred. Benefit payments were approximately $.8 million, $.4 million, $.8 million and $.9 million for the year and six months ended December 31, 1993 and for the years ended June 30, 1993 and 1992, respectively.

           In November 1992, the Financial Accounting Standards Board issued
              Statement of Financial Accounting Standards No. 112, "Employers Accounting for Post-Employment Benefits." This statement requires that employers accrue the cost of post-employment benefits during the employees' active service. The Company adopted this statement effective January 1, 1994. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

(15)  COMMITMENTS AND CONTINGENCIES

           The Company is the subject of various lawsuits, claims and environmental contingencies. In addition, the Company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), for the cleanup of contamination from hazardous substances at three Superfund sites, and may incur indemnification obligations for cleanup at two additional sites. In the opinion of management, the expected liability resulting from these matters is adequately covered by amounts accrued, and will not have a material adverse effect on the Company's consolidated financial position or future results of operations.

           Two of the Company's European subsidiaries factor their accounts receivable with a bank subject to limited recourse provisions and are charged a discount fee equal to the current LIBOR rate plus 1%. The amount of such factored receivables, which is not included in accounts receivable in the consolidated balance sheet at December 31, 1994 was approximately $65.3 million.

           Lease commitments at December 31, 1994 under noncancelable operating leases with terms exceeding one year are as follows (in millions):


                                            1995                   $  9.9
                                            1996                      8.8
                                            1997                      6.9
                                            1998                      5.1
                                            1999                      4.6
                                            2000 and thereafter       7.5
                                                                    -----
                                                     Total         $ 42.8
                                                                    =====

           The Company's operating leases cover principally buildings and transportation equipment. Rent expense incurred under all operating leases and charged to operations was $9.8 million, $12.6 million, $6.5 million, $11.6 million and $8.6 million for the years ended December 31, 1994 and 1993, for the six months ended December 31, 1993, and for the years ended June 30, 1993 and 1992, respectively.

(16)  STOCK OPTIONS, WARRANTS AND COMMON STOCK SUBJECT TO REDEMPTION

           1988 Stock Option Plan

              At December 31, 1994, 2,013,018 options granted under stock option agreements dated September 29, 1988 were issued and outstanding. The options vested over a three-year period and are currently exercisable at $1.29 per share. The difference between the exercise price and the market value at the date of grant was amortized to expense over the vesting period.

           1992 Stock Option Plan

              Under the 1992 stock option plan, the Company may grant up to
                 1,914,000 stock options to the management investors and certain other management personnel. During fiscal 1993, the Company granted 1,376,100 of these options. On December 31, 1993, the remaining 537,900 options under this plan were granted. Pursuant to a plan amendment effective December 31, 1993, all of the options became immediately vested and will generally become exercisable at $5 per share on September 28, 1996.

              Stock option expense for the twelve months and six months ended
                 December 31, 1993 was approximately $14.5 million, and is included in incentive stock and other compensation expense in the accompanying statements of operations. The expense recognized reflects the immediate vesting of the previously unvested options on December 31, 1993, based on the estimated market value of the common stock of the Company of $13.64 per share.

              In addition to the stock option expense, incentive stock and other compensation expense in the accompanying statements of operations includes $3.5 million in special management bonuses approved by the Board of Directors in December 1993.

           1994 Stock Option Plan

              Concurrent with the IPO (Note 3), the Company granted 498,750 options which are exercisable at $15.50 per share beginning three years after the date of grant. The options vest over a three year period and expire seven years after they become exercisable. No stock compensation expense was recognized related to these options as the exercise price was equal to the market price as of the grant date.

           The changes in the number of options outstanding for the periods indicated are as follows:

                                                                              Six Months
                                                 Year Ended December 31,         Ended           Year Ended June 30,
                                                ------------------------      December 31,    ------------------------
                                                   1994          1993            1993            1993           1992
                                                ----------    ----------      ------------    ----------     ---------
                 Options outstanding
                   at beginning of period       4,045,272     3,507,372          3,507,372      2,131,272      2,309,868
                 Options granted                  498,750       537,900            537,900      1,376,100             -
                 Options exercised               (100,797)           -                  -              -              -
                 Options revoked                  (17,457)           -                  -              -        (178,596)
                                                ---------     ---------          ---------      ---------      ---------
                 Options outstanding
                   at end of period             4,425,768     4,045,272          4,045,272      3,507,372      2,131,272
                                                =========     =========          =========      =========      =========


           Warrants

              In 1988, the Company sold warrants exercisable into 3,300,000 shares of common stock. The warrants, which entitled the holder to receive one share of common stock for no additional consideration, became exercisable on December 1, 1993. All warrants were exercised or expired in 1994.

           Common Stock Subject to Redemption

              Prior to the initial public offering of common stock in April
                 1994 (Note 3), shares of common stock held by management investors were subject to redemption in limited circumstances, at a defined cost. This provision of the Stockholders' and Registration Rights Agreement was eliminated in connection with the IPO.

              Shares subject to limited rights of redemption were stated at
                 $13.64 per share at December 31, 1993 and $5 per share at June 30, 1993 and 1992.

(17)  FINANCIAL INSTRUMENTS

           The Company hedges certain foreign currency risks through the use of forward foreign exchange contracts and options. Such contracts are generally deemed as and are effective as hedges of the related transactions. As such, gains and losses from these contracts are deferred and are recognized on the settlement date, consistent with the related transactions. As of December 31, 1994, the Company and its subsidiaries have contracted to exchange up to $81.0 million U.S. for fixed amounts of Canadian dollars. The contracts mature during 1995. As of December 31, 1994, the unrealized deferred loss on such contracts was $1.9 million.

           The carrying values of the Company's subordinated notes vary from the fair values of these instruments. The fair values were determined by reference to market prices of the securities in recent public transactions. As of December 31, 1994, the carrying value of the Company's subordinated notes was $270.0 million compared to an estimated fair value of $255.2 million. The carrying values of cash, accounts receivable, accounts payable and notes payable approximate the fair values of these instruments due to the short-term, highly liquid nature of these instruments. The carrying value of the Company's senior indebtedness approximates its fair value which was determined based on rates currently available to the Company for similar borrowings with like maturities.

(18)  GEOGRAPHIC SEGMENT DATA

           Worldwide operations are divided into four geographic segments --
              United States, Canada, Europe and Mexico. The European geographic segment includes operations in Austria, Italy, Poland, France, Germany, Sweden and the United Kingdom. Geographic segment information is as follows (in millions):

                                                                       Six Months
                                         Year Ended December 31,          Ended            Year Ended June 30,
                                        --------------------------    December 31,    ---------------------------
                                           1994            1993           1993           1993             1992
                                        ----------      ----------    ------------    ----------     ------------
            Net Sales:
              United States           $1,916.5          $1,060.6        $  587.1      $  847.1         $   685.0
              Canada                     603.8             397.5           179.7         389.9             427.5
              Europe                     575.5             407.5           191.8         434.2             268.2
              Mexico                     222.7             208.6           106.4         203.2             173.3
              Intersegment sales        (171.0)           (123.9)          (59.8)       (117.9)           (131.3)
                                      --------          --------        --------      --------         ---------
                                      $3,147.5          $1,950.3        $1,005.2      $1,756.5         $ 1,422.7
                                      ========          ========        ========      ========         =========
            Operating Income:
              United States           $  109.3          $   61.3        $   27.1      $   51.8         $    32.0
              Canada                      46.3              25.6            12.1          15.3              14.7
              Europe                       4.4              (9.6)           (7.6)         (3.9)              3.0
              Mexico                      10.2              20.3             8.2          17.9               7.1
              Unallocated and
                other (a)                  (.6)            (18.0)          (18.0)           -                -
                                      --------          --------        --------      --------         ---------
                                      $  169.6          $   79.6        $   21.8      $   81.1         $    56.8
                                      ========          ========        ========      ========         =========
            Identifiable Assets:
              United States           $  784.7          $  680.7        $  680.7      $  370.0         $   350.7
              Canada                     249.6             180.1           180.1         200.2             197.4
              Europe                     595.4             170.8           170.8         181.1             179.5
              Mexico                      72.5              68.3            68.3          59.1              64.6
              Unallocated and
                other (b)                 12.9              14.4            14.4           9.8               7.7
                                      --------          --------        --------      --------         ---------
                                      $1,715.1          $1,114.3        $1,114.3      $  820.2         $   799.9
                                      ========          ========        ========      ========         =========

         ---------------------

            (a) Unallocated Operating Income primarily includes the impact of incentive stock and other compensation expense (Note 16).

            (b) Unallocated Identifiable Assets primarily consist of deferred financing fees.


           The net assets of foreign subsidiaries were $323.7 million and $231.7 million at December 31, 1994 and 1993, respectively. The Company's share of foreign net income (loss) was $32.2 million, $6.0 million, $(2.4) million, $8.5 million and $7.5 million for the years ended December 31, 1994 and 1993, for the six months ended December 31, 1993 and for the years ended June 30, 1993 and 1992, respectively.

           A majority of the Company's sales are to automobile manufacturing companies. The following is a summary of the percentage of net sales to major customers:

                                                    Year Ended         Six Months           Year Ended
                                                   December 31,          Ended               June 30,
                                                  --------------      December 31,      -----------------
                                                   1994     1993         1993            1993       1992
                                                   ----     ----     -------------      ------     ------
                Ford Motor Company                  39%      28%           33%            22%        22%
                General Motors Corporation          36       45            42             48         52



           In addition, a significant portion of remaining sales are to the above automobile manufacturing companies through various other automotive suppliers or to affiliates of these automobile manufacturing companies. In addition to the customers listed above and their affiliates, at December 31, 1994 approximately 32% of the balance of the Company's accounts receivable was from Fiat and its affiliates.

(19)  QUARTERLY FINANCIAL DATA (Unaudited; in millions, except per share data)


                                                   Thirteen Weeks      Thirteen Weeks     Thirteen Weeks       Thirteen Weeks
                                                        Ended               Ended              Ended                Ended
                                                      April 2,             July 2,          October 1,          December 31,
                                                        1994                1994               1994                 1994
                                                   --------------      --------------     --------------       --------------

           Net sales                                  $686.7              $822.1             $698.5                 $940.2
           Gross profit                                 50.0                78.6               48.9                   86.1
           Net income                                    6.5                21.1                6.3                   25.9
           Net income per common share                   .16                 .43                .13                    .54



                                                                  Thirteen Weeks   Thirteen Weeks
                                                                      Ended            Ended
                                                                    October 2,      December 31,
                                                                       1993             1993
                                                                  --------------   --------------
           Net sales                                                 $399.1           $606.1
           Gross profit                                                21.8             50.4
           Loss before extraordinary item                             (10.8)           (12.2)
           Net loss                                                   (11.4)           (23.3)
           Loss before extraordinary item per common share             (.31)            (.34)
           Net loss per common share                                   (.32)            (.66)


                                        Fourteen Weeks      Thirteen Weeks      Thirteen Weeks      Thirteen Weeks
                                             Ended              Ended               Ended               Ended
                                           October 3,         January 2,           April 3,            June 30,
                                           1992 (a)           1993 (a)               1993                1993
                                        ---------------    ---------------     ---------------      --------------

Net sales                                     $359.1             $452.3              $458.0             $487.1
Gross profit                                    21.4               33.1                40.2               57.8
Net income (loss)                              (12.3)               1.5                 6.1               14.8
Net income (loss) per common share              (.36)               .04                 .15                .37

---------------

     (a) The provisions for national income taxes for the fourteen weeks ended October 3, 1992 and the thirteen weeks ended January 2, 1993 were approximately $1.7 million and $2.8 million, respectively.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To Lear Seating Corporation:

         We have audited in accordance with generally accepted auditing standards the consolidated financial statements of LEAR SEATING CORPORATION AND SUBSIDIARIES ("the Company") included in this Form 10-K and have issued our report thereon dated February 15, 1995. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule on page 60 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                        /s/  ARTHUR ANDERSEN LLP


Detroit, Michigan
  February 15, 1995.

                   LEAR SEATING CORPORATION AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)


                                                               BALANCE                                                  BALANCE AT
                                                              BEGINNING                                      OTHER          END
DESCRIPTION                                                   OF PERIOD      ADDITIONS      RETIREMENTS     CHANGES      OF PERIOD
-----------                                                   ---------      ---------      -----------     -------      ---------

FOR THE YEAR ENDED JUNE 30, 1992:
   Valuation of accounts deducted from related assets:
       Allowance for doubtful accounts                         $     .1       $     .2       $     (.1)       $   -        $   .2
       Reserve for unmerchantable inventories                       1.3            2.8            (1.7)           -           2.4
       Deferred tax asset valuation allowances                     18.1            6.1              -             -          24.2
                                                              ---------      ---------      ----------      -------     ---------
                                                               $   19.5       $    9.1       $    (1.8)       $   -        $ 26.8
                                                              =========      =========      ==========      =======     =========

FOR THE YEAR ENDED JUNE 30, 1993:
   Valuation of accounts deducted from related assets:
       Allowance for doubtful accounts                         $     .2       $     .5       $     (.2)       $   -        $   .5
       Reserve for unmerchantable inventories                       2.4            1.4            (2.0)         (.1)          1.7
       Deferred tax asset valuation allowances                     24.2            8.3            (2.4)           -          30.1
                                                              ---------      ---------      ----------      -------     ---------
                                                               $   26.8       $   10.2       $    (4.6)       $ (.1)       $ 32.3
                                                              =========      =========      ==========      =======     =========

FOR THE SIX MONTHS ENDED DECEMBER 31, 1993:
   Valuation of accounts deducted from related assets:
       Allowance for doubtful accounts                         $     .5       $     .3       $     (.1)       $ (.1)       $   .6
       Reserve for unmerchantable inventories                       1.7             .6             (.2)         (.2)          1.9
       Deferred tax asset valuation allowances                     30.1           23.0            (1.7)           -          51.4
                                                              ---------      ---------      ----------      -------     ---------
                                                               $   32.3       $   23.9       $    (2.0)       $ (.3)       $ 53.9
                                                              =========      =========      ==========      =======     =========

FOR THE YEAR ENDED DECEMBER 31, 1994:
   Valuation of accounts deducted from related assets:
       Allowance for doubtful accounts                         $     .6       $     .6       $     (.1)       $  .1        $  1.2
       Reserve for unmerchantable inventories                       1.9            4.0            (1.7)         (.1)          4.1
       Deferred tax asset valuation allowances                     51.4            8.9            (2.2)           -          58.1
                                                              ---------      ---------      ----------      -------     ---------
                                                               $   53.9       $   13.5       $    (4.0)       $   -        $ 63.4
                                                              =========      =========      ==========      =======     =========


           ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

         There has been no disagreement between the management of the Company and the Company's accountant on any matter of accounting principles or practices or financial statement disclosure.

                                    PART III

                   ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS

         Incorporated by reference from the Proxy Statement sections entitled "Election of Directors", "Management" and "Record Date, Outstanding Shares, Required Vote and Holdings of Certain Stockholders -- Security Ownership of Certain Beneficial Owners and Management."


                        ITEM 11 - EXECUTIVE COMPENSATION

         Incorporated by reference from the Proxy Statement section entitled "Executive Compensation."


               ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT

         Incorporated by reference from the Proxy Statement section entitled "Record Date, Outstanding Shares, Required Vote and Holdings of Certain Stockholders - Security Ownership of Certain Beneficial Owners and Management."


            ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference from the Proxy Statement section entitled "Certain Transactions."

                                    PART IV

       ITEM 14 - EXHIBITS, FINANCIAL SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this Form 10-K.

         1.      Consolidated Financial Statements:

                 Report of Independent Public Accountants

                 Consolidated Balance Sheets as of December 31, 1994 and 1993.

                 Consolidated Statements of Operations for the years ended December 31, 1994 and 1993, for the six months ended December 31, 1993, and for the years ended June 30, 1993 and 1992

                 Consolidated Statements of Stockholders' Equity for the years ended December 31, 1994 and 1993, for the six months ended December 31, 1993, and for the years ended June 30, 1993 and 1992.

                 Consolidated Statements of Cash Flows for the years ended December 31, 1994 and 1993, for the six months ended December 31, 1993, and for the years ended June 30, 1993 and 1992.

                 Notes to Consolidated Financial Statements

         2.      Financial Statements Schedules:

                 Report of Independent Public Accountants

                 Schedule II - Valuation and Qualifying Accounts

                 All other financial statement schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned financial statements.

         3.      The exhibits listed on the "Index to Exhibits" on pages 64 through 66 are filed with this Form 10-K or incorporated by reference as set forth below.

(b)      The following report on Form 8-K was filed during the quarter ended December 31, 1994.

                 Form 8-K, dated December 15, 1994, for the Acquisition of the Fiat Seat Business.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER     EXHIBIT
------     -------

   3.1 -   Restated  Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the
           Company's Transition Report on Form 10-K filed March 31, 1994).

   3.2 -   Amended and Restated By-laws of Lear (incorporated by reference to Exhibit 3.4 to Lear's Registration
           Statement on Form S-1 (No. 33-52565)).

   3.3 -   Merger Agreement dated December 31,  1993, by and  between Lear and  Holdings (incorporated by  reference to
           Exhibit 3.4 to Lear's Registration Statement on Form S-1 (No. 33-51317)).

   4.1 -   Indenture by and between Lear and The First National Bank of Boston, as Trustee, relating to the 8 1/4%
           Subordinated Notes (incorporated by  reference to Exhibit 4.1 to the Company's Transition Report on Form 10-K
           filed on March 31, 1994).

   4.2 -   11 1/4%  Senior Subordinated Indenture dated as of July 15, 1992 between Lear and The Bank of New York, as
           Trustee (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form  S-1 (No.
           33-47867)).

  10.1 -   Credit Agreement dated as of March 8, 1989, as amended  June 21, 1989 (the "Canadian Credit Agreement"), between Lear Seating Canada, Ltd.  and The Bank of Nova Scotia with respect to the establishment of credit facilities (incorporated by reference  to Exhibit 10.28 to Lear's Annual Report on Form  10-K for the year ended June 30, 1989).

  10.2 -   Amendment dated September 13, 1989 to the Canadian Credit Agreement (incorporated by reference to Exhibit
           10.30 to Lear's quarterly Report on Form 10-Q for the quarter ended September 30 ,1989).

  10.3 -   Amendment dated March 28, 1990 to the Canadian Credit Agreement (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (No. 33-47867)).

  10.4 -   Amendment dated October 11, 1990 to the Canadian Credit Agreement (incorporated by reference to Exhibit
           10.12 to the Company's Registration Statement on Form S-1 (No. 33-47867)).

  10.5 -   Amendment dated January 23, 1992 to the Canadian Credit Agreement (incorporated by reference to Exhibit
           10.13 to the Company's Registration Statement on Form S-1 (No. 33-47867)).

  10.6 -   Senior Executive Incentive Compensation Plan of Lear (incorporated by reference to Exhibit 10.14 to the
           Company's Registration Statement on Form S-1 (No. 33-47867)).

  10.7 -   Management Incentive Compensation Plan of Lear (incorporated by reference to Exhibit 10.15 the Company's
           Registration Statement on Form S-1 (No. 33-47867)).

  10.8 -   Stock Option Agreement dated  as of September 29, 1988  between the Company and certain management investors
           (the "Management Investors") (incorporated by reference to Exhibit 10.6 to the Company's Registration
           Statement on Form S-1 (No. 33-25256)).

  10.9 -   Employment Agreement dated March 20, 1995 between Lear and Kenneth L. Way, filed herewith.

 10.10 -   Employment Agreement dated March 20, 1995 between Lear and Robert E. Rossiter, filed herewith.


EXHIBIT
NUMBER      EXHIBIT
------      -------

  10.11 -   Employment Agreement dated March 20, 1995 between Lear and James H. Vandenberghe, filed herewith.

  10.12 -   Employment Agreement dated March 20, 1995 between Lear and James A. Hollars, filed herewith.

  10.13 -   Employment Agreement dated March 20, 1995 between Lear and Barthold H. Hoemann, filed  herewith.

  10.14 -   Employment Agreement dated June 1, 1992 between Lear and Donald J. Stebbins (incorporated by reference to
            Exhibit 10.17 to the Company's Registration Statement on Form S-1 (No. 33-51317)).

  10.15 -   Second Amended and Restated Credit Agreement, dated as of November 29, 1994 among the Company, Chemical Bank as administrative agent, and  Bankers Trust Company, The Bank of Nova Scotia, Citicorp USA, Inc., and Lehman
            Commercial Paper, Inc., as managing agents, filed herewith.

  10.16 -   Amended and Restated Stockholders and Registration Rights Agreement dated as of September 27, 1991 by and among the Company, the Lehman Funds, Lehman Merchant Banking Partners Inc., as representative of the Lehman
            Partnerships, FIMA Finance Management Inc., a British Virgin Islands corporation, and the Management
            Investors (incorporated by reference to Exhibit 2.2 to  Holdings' Current Report on Form 8-K dated September
            24, 1991).

  10.17 -   Waiver and Agreement dated September 27, 1991, by and among Holdings, Kidder Peabody Group Inc.,  KP/Hanover
            Partners 1988, L.P., General Electric Capital Corporation, FIMA Finance Management Inc.,  a Panamanian
            corporation, FIMA Finance Management Inc., a British Virgin Islands corporation, MH Capital Partners Inc., successor by merger and name change to MH Equity Corp., SO.PA.F Societa Partecipazioni Finanziarie S.p.A.,
            INVEST Societa Italiana Investimenti  S.p.A., the Lehman Partnerships and the Management Investors
            (incorporated by reference to Exhibit 2.3 to Holdings' Current Report on Form 8-K dated September 24, 1991).

  10.18 -   Amendment to Amended and Restated Stockholders and  Registration Rights Agreement (incorporated by reference to Exhibit 10.24 to the Company's Transition Report on Form 10-K filed on March 31, 1994).

  10.19 -   1992 Stock Option Plan (incorporated by reference  to Exhibit 10.7 to Lear's  Annual Report on Form 10-K for
            the year ended June 30, 1993).

  10.20 -   Amendment to 1992 Stock Option Plan (incorporated by reference to Exhibit 10.26 to the Company's Transition
            Report on Form 10-K filed on March 31, 1994).

  10.21 -   1994 Stock Option Plan (incorporated by  reference to Exhibit 10.27 to the Company's Transition Report on
            Form 10-K filed on March 31, 1994).

  10.22 -   Stock Purchase Agreement dated as of July 21, 1992 among the Company, the Lehman Funds and FIMA Finance
            Management Inc., a British Virgin Islands corporation (incorporated by reference to Exhibit 10.33 to the
            Company's Registration Statement on Form S-1 (No. 33-47867)).

  10.23 -   Asset Purchase and Supply Agreement dated as of November 18, 1991 between Lear Seating Sweden, AB and Volvo
            Car Corporation (incorporated by reference to Exhibit 10.34 to the Company's Registration Statement on Form
            S-1 (No. 33-47867)).


EXHIBIT
NUMBER      EXHIBIT
------      -------

  10.24 -   Purchase Agreement dated as of November 1, 1993 between the Company and Ford Motor Company (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 2,
            1993).

  10.25 -   Stock Purchase Agreement, dated December 15, 1994, by and between Gilardini S.p.A. and the Company
            (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated December 15,
            1994).

  10.26 -   $9,500,000 Loan Agreement between the Development Authority of Clayton County, Georgia and the Company,
            dated as of September 1, 1994, filed herewith.

  10.27 -   $9,500,000 Loan Agreement between the City of Hammond, Indiana and the Company, dated as of July 1, 1994, filed herewith.

  10.28 -   Lear Seating Corporation Supplemental Executive Retirement Plan, dated as of January 1, 1995, filed herewith.

   11.1 -   Computation of income (loss) per share, filed herewith.

   21.1 -   List of subsidiaries of the Company, filed herewith.

   23.1 -   Consent of independent public accountants, filed herewith.

   27.1 -   Financial Data Schedule, filed herewith.


SIGNATURES

         Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 1995.

Lear Seating Corporation



By:      /s/ Kenneth L. Way
         ----------------------------
         Kenneth L. Way
         Chairman of the Board and
         Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Lear Seating Corporation and in the capacities indicated March 29, 1995.


         /s/ Kenneth L. Way                   /s/  Larry McCurdy
         ----------------------------         --------------------------
         Kenneth L. Way                       Larry McCurdy
         Chairman of the Board and            a Director
         Chief Executive Officer


         /s/ James H. Vandenberghe            /s/ Jeffrey P. Hughes
         ----------------------------         --------------------------
         James H. Vandenberghe                Jeffrey P. Hughes
         Executive Vice President and         a Director
         Chief Financial Officer


         /s/ Robert E. Rossiter
         ----------------------------         --------------------------
         Robert E. Rossiter                   Gian Andrea Botta
         President, Chief Operating           a Director
         Officer and a Director

         /s/ David P. Spalding                /s/ Robert Shower
         ----------------------------         --------------------------
         David P. Spalding                    Robert Shower
         a Director                           a Director


         /s/ Eliot Fried                      /s/ James A. Stern
         ----------------------------         --------------------------
         Eliot Fried                          James A. Stern
         a Director                           a Director


         /s/ Alan Washkowitz
         ----------------------------
         Alan Washkowitz
         a Director