Form 10-Q
period 1995-04-01
LEAR SEATING CORP
filed 1995-05-16
CIK 842162

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
 /X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended APRIL 1, 1995

                                       OR

 / /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                   to
                                -----------------    -----------------

 COMMISSION FILE NUMBER:  1-11311

                            LEAR SEATING CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                 13-3386776
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

    21557 TELEGRAPH ROAD, SOUTHFIELD, MI                 48034
 (Address of principal executive offices)              (zip code)

                                 (810) 746-1500
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the
filing requirements for the past 90 days.      Yes  X   No
                                                   ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Approximate number of shares of Common Stock, $0.01 par value per share,
outstanding at April 29, 1995:   46,090,123

                            LEAR SEATING CORPORATION

                                   FORM 10-Q

                      FOR THE QUARTER ENDED APRIL 1, 1995

                                     INDEX



  Part I - Financial Information:                                       Page No.

    Item 1 - Consolidated Financial Statements

          Introduction to the Consolidated Financial Statements             3

          Consolidated Balance Sheets - April 1, 1995 and
             December 31, 1994                                              4

          Consolidated Statements of Income - Three Month Periods
             ended April 1, 1995 and April 2, 1994                          5

          Consolidated Statements of Cash Flows - Three Month
             Periods ended April 1, 1995 and April 2, 1994                  6

          Notes to Consolidated Financial Statements                        7

   Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 10

  Part II - Other Information:

   Item 6 - Exhibits and Reports on Form 8-K                                13

  Signatures                                                                14

  Exhibit Index                                                             15

                            LEAR SEATING CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

INTRODUCTION TO THE CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements of Lear Seating Corporation and subsidiaries (Note 1) have been prepared by Lear Seating Corporation ("the Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K as filed with the Securities and Exchange Commission for the period ended December 31, 1994.

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

                   LEAR SEATING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                                April 1,     December 31,
                                                                                 1995            1994
                                                                                 ----            ----
                                                                              (Unaudited)
  ASSETS
  ------

  CURRENT ASSETS:
   Cash and cash equivalents                                                  $    16.2       $    32.0
   Accounts receivable                                                            675.2           579.8
   Inventories                                                                    114.8           126.6
   Unbilled customer tooling                                                       56.4            53.5
   Other                                                                           41.7            26.4
                                                                                -------         -------
                                                                                  904.3           818.3
                                                                                -------         -------
  PROPERTY, PLANT AND EQUIPMENT:
   Land                                                                            37.0            36.6
   Buildings and improvements                                                     151.6           141.1
   Machinery and equipment                                                        332.1           326.8
                                                                                -------         -------
                                                                                  520.7           504.5
            Less-Accumulated depreciation                                        (162.7)         (150.3)
                                                                                -------         -------
                                                                                  358.0           354.2
                                                                                -------         -------
  OTHER ASSETS:
   Goodwill, net                                                                  496.0           499.5
   Deferred financing fees and other                                               39.6            43.1
                                                                                -------         -------
                                                                                  535.6           542.6
                                                                                -------         -------
                                                                              $ 1,797.9       $ 1,715.1
                                                                                =======         =======
  LIABILITIES AND STOCKHOLDER'S EQUITY
  ------------------------------------

  CURRENT LIABILITIES:
    Short-term borrowings                                                     $    23.8       $    84.1
    Cash overdrafts                                                                25.7            27.6
    Accounts payable                                                              686.8           656.7
    Accrued liabilities                                                           218.9           210.9
    Current portion of long-term debt                                               1.6             1.9
                                                                                -------         -------
                                                                                  956.8           981.2
                                                                                -------         -------
  LONG-TERM LIABILITIES:
    Deferred national income taxes                                                 25.4            25.3
    Long-term debt                                                                519.9           418.7
    Other                                                                          78.7            76.3
                                                                                -------         -------
                                                                                  624.0           520.3
                                                                                -------         -------
  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value, 150,000,000 authorized at April 1,
      1995 and December 31, 1994; 46,089,103 issued at April 1, 1995
      and 46,088,278 issued at December 31, 1994                                     .5              .5
  Additional paid-in capital                                                      274.3           274.3
  Notes receivable from sale of common stock                                       (1.0)           (1.0)
  Less- Common stock held in treasury, 10,230 shares at
    April 1, 1995 and December 31, 1994, at cost                                    (.1)            (.1)
  Retained deficit                                                                (32.4)          (49.4)
  Minimum pension liability adjustment                                             (5.8)           (5.8)
  Cumulative translation adjustment                                               (18.4)           (4.9)
                                                                                -------         -------
                                                                                  217.1           213.6
                                                                                -------         -------
                                                                              $ 1,797.9       $ 1,715.1
                                                                                =======         =======


       The accompanying notes are an integral part of this balance sheet.

                   LEAR SEATING CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)


                                                                    Three Months Ended
                                                                    ------------------
                                                                April 1,         April 2,
                                                                  1995             1994
                                                                  ----             ----
                                                                (Unaudited)
 Net sales                                                      $  1,043.5       $    686.7

 Cost of sales                                                       966.9            636.7

 Selling, general and  administrative expenses                        25.8             16.9

 Amortization of goodwill                                              3.1              2.8
                                                                  --------         --------
    Operating income                                                  47.7             30.3

 Interest expense                                                     14.2             13.9

 Other expense, net                                                    2.1              2.6
                                                                  --------         --------
 Income before provision for
    national income taxes                                             31.4             13.8

 Provision for national income taxes                                  14.4              7.3
                                                                  --------         --------
    Net income                                                  $     17.0       $      6.5
                                                                  ========         ========

    Net income  per common share                                $      .34       $      .16
                                                                  ========         ========





        The accompanying notes are an integral part of these statements.

                   LEAR SEATING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                                        Three Months      Three Months
                                                                                            Ended             Ended
                                                                                        April 1, 1995     April 2, 1994
                                                                                        -------------     -------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                          $   17.0            $    6.5
     Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization of goodwill                                              18.4                13.1
      Amortization of deferred financing fees                                                  .6                  .5
      Deferred national income taxes                                                           .1                 (.9)
      Other, net                                                                              5.8                 2.0
      Change in working capital items                                                       (77.2)              (59.5)
                                                                                          -------             -------
              Net cash used by operating activities                                         (35.3)              (38.3)
                                                                                          -------             -------


    CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment                                             (23.6)              (15.4)
     Other, net                                                                                .1                 3.6
                                                                                          -------             -------
              Net cash used by investing activities                                         (23.5)              (11.8)
                                                                                          -------             -------
    CASH FLOWS FROM FINANCING ACTIVITIES:
     Change in long-term debt, net                                                          101.2                 6.6
     Short-term borrowings, net                                                             (57.0)               (1.4)
     Increase (decrease) in cash overdrafts                                                  (2.0)               25.0
     Other, net                                                                              --                    .1
                                                                                          -------             -------
              Net cash provided by financing activities                                      42.2                30.3
                                                                                          -------             -------
    Effect of foreign currency translation                                                     .8                 (.8)
                                                                                          -------             -------
    NET CHANGE IN CASH AND CASH EQUIVALENTS                                                 (15.8)              (20.6)
                                                                                          -------             -------
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         32.0                55.0
                                                                                          -------             -------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $   16.2            $   34.4
                                                                                          =======             =======
    CHANGES IN WORKING CAPITAL
      Accounts receivable                                                                $ (111.7)           $  (57.3)
      Inventories                                                                             5.0                 4.1
      Accounts payable                                                                       40.2                  .3
      Accrued liabilities and other                                                         (10.7)               (6.6)
                                                                                          -------             -------
                                                                                         $  (77.2)           $  (59.5)
                                                                                          =======             =======
    SUPPLEMENTARY DISCLOSURE:
     Cash paid for interest                                                              $   19.1            $   11.8
                                                                                          =======             =======
     Cash paid for income taxes                                                          $   19.0            $    6.5
                                                                                          =======             =======





        The accompanying notes are an integral part of these statements.

                  LEAR SEATING CORPORATION AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Lear Seating Corporation, a Delaware corporation ("the Company"), and its wholly-owned and majority-owned subsidiaries. Investments in less than majority-owned businesses are generally accounted for under the equity method.

     A 33-for-1 split of the Company's common stock was effective as of the Company's initial public offering in April, 1994. All references to the numbers of shares of common stock, stock options, warrants and income (loss) per share in the accompanying consolidated financial statements and notes thereto have been adjusted to give effect to the split.

(2) ACQUISITION OF FIAT SEAT BUSINESS

     On December 15, 1994, the Company purchased from Gilardini S.p.A., an Italian Corporation, all of the outstanding common stock of Sepi S.p.A., an Italian Corporation, all of the outstanding common stock of Sepi Poland
S.p. Z.o.o. and a 35% interest in a Turkish joint venture (collectively, the "Fiat Seat Business," or "FSB"). The FSB is engaged in the design and manufacture of automotive seating, with its principal customers being Fiat S.p.A. and its affiliates ("Fiat"). In connection with this transaction, the Company and Fiat entered into a long-term supply agreement for certain products produced by the FSB.

     This acquisition was accounted for as a purchase, and accordingly, the operating results of the FSB have been included in the accompanying financial statements since the date of the acquisition. Because the Company consolidates the FSB on a one month lag, the results of operations for the quarter ended April 1, 1995 includes only the results of operations of the FSB from the acquisition date to the end of February 1995.

         Assuming the acquisition had taken place as of the beginning of the fiscal quarter ending April 2, 1994, the consolidated pro forma results of operations of the Company for the first quarter of 1994 would have been as follows, after giving effect to certain adjustments, including certain operations adjustments consisting principally of management's estimates of the effects of product pricing adjustments negotiated in connection with the acquisition, increased interest expense, depreciation adjustments of certain costs assumed by the seller and the related income tax effects (Unaudited: in millions, except per share data):


               Net sales                                $793.2
               Net income                                  1.1
               Net income per share                    $  0.03


                  LEAR SEATING CORPORATION AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(3)  INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined principally using the first-in, first out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.

         Inventories are comprised of the following (in millions):

                                                   April 1,      December 31,
                                                    1995             1994
                                                    ----             ----
          Raw materials                          $  84.6          $   93.4
          Work-in-process                           11.8              13.9
          Finished goods                            18.4              19.3
                                                   -----             -----
                                                 $ 114.8           $ 126.6
                                                   =====             =====


(4)  LONG-TERM DEBT

         Long term debt is comprised of the following (in millions):

                                                   April 1,       December 31,
                                                    1995              1994
                                                    ----              ----
          Domestic revolving credit loan         $ 219.9           $ 121.9
          German term loan                           7.2               7.1
          Industrial Revenue Bonds                  19.0              19.0
          Loans from Governmental Agencies           5.4               2.6
                                                   -----             -----
                                                   251.5             150.6
          Less- Current portion                     (1.6)             (1.9)
                                                   -----             -----
                                                   249.9             148.7
                                                   -----             -----

          Subordinated Debt:
            8 1/4 % Subordinated Notes             145.0             145.0
            11 1/4 % Senior Subordinated Notes     125.0             125.0
                                                   -----             -----
                                                   270.0             270.0
                                                   -----             -----
                                                 $ 519.9           $ 418.7
                                                   =====             =====

                  LEAR SEATING CORPORATION AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(5) POST-RETIREMENT BENEFITS FOR FOREIGN PLANS

     On January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post-Retirement Benefits" for its foreign plans. The Company adopted this statement for its domestic plans in July, 1993. This standard requires that the expected cost of post-retirement benefits be charged to expense during the years in which the employees render service to the Company. The adoption of this statement for the Company's foreign plans did not have a material effect on the Company's financial position or results of operations.

(6) COMMON SHARES OUTSTANDING

     The weighted average number of shares of common stock after giving effect to the split of the Company's common stock (Note 1) is as follows for the periods presented:


                                       Three Months Ended
                                       ------------------

                              April 1, 1995        April 2, 1994
                              -------------        -------------
          Primary              49,422,847           41,963,565
          Fully Diluted        49,422,847           42,014,029

ITEM 2 - MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 1, 1995 VS. THREE MONTHS ENDED APRIL 2, 1994.

     Net sales of $1,043.5 million in the quarter ended April 1, 1995 surpassed the first quarter of calendar 1994 by $356.8 million or 52.0%. Sales in the first quarter of the current fiscal year benefited from incremental volume on mature seating programs in North America and Europe, increased seat content per vehicle, new business in the United States and Europe and the acquisition of the Fiat Seat Business in December 1994.

     Net sales in the United States of $499.4 million increased in the first quarter of calendar 1995 as compared to the first quarter of the prior year by $31.0 million or 6.6%. Sales in the current quarter reflect the benefit of new General Motors passenger car and Ford truck programs as well as modest vehicle production increases by domestic automotive manufacturers on carryover seat programs. Partially offsetting the increases in sales was the relocation of a passenger car program to Canada.

     Net sales in Canada increased by $148.5 million to $215.0 million in the quarter ended April 1, 1995 compared to $66.5 million in the quarter ended April 2, 1994. Sales in 1995 benefited from the attainment of targeted levels for a General Motors replacement passenger car program as compared to downtime in the prior year. Further contributing to the increase in sales was the relocation of a passenger car program, incremental volume on a new Ford truck program and improved production activity on mature seating programs.

     Net sales in Europe of $276.5 million in the current fiscal quarter surpassed the first quarter of calendar 1994 by $173.2 million or 167.7%. Sales in the quarter ended April 1, 1995 benefited from the contribution of $82.9 million in sales from the FSB acquisition, as well as new business in England, additional volumes on existing programs in Germany and Sweden. In addition, favorable exchange rate fluctuations accounted for $19.3 million of the increase.

     Net sales in Mexico of $52.6 million in the quarter ended April 1, 1995 exceeded sales during the comparable period in the prior year by $4.1 million or 8.4% largely as a result of increased production requirements on carryover Ford passenger car and Chrysler truck programs which offset reduced sales to Volkswagen.

     Gross profit (net sales less cost of sales) and gross margin (gross profit as a percentage of sales) were $76.6 million and 7.3%, respectively, for the quarter ended April 1, 1995 as compared to $50.0 million and 7.3%, respectively, in the first quarter of 1994. Gross profit in the first quarter of 1995 benefited from increased volumes on mature North American seating programs, along with improved performance at the Company's Scandinavian operations, and cost reduction programs. These benefits were partially offset by delayed new program start-up expenses, increased engineering expenses, and pre-production and facility costs associated with new ventures in the Pacific Rim.

     Selling, general and administrative expenses as a percentage of net sales for the current quarter remained the same as the prior year at 2.5%. Actual selling, general and administrative expenses increased by $8.9 million largely as a result of the acquisition of FSB, engineering and support expenses associated with the expansion of business and expenses related to the pursuit of new business opportunities.

     Operating income and operating margin (operating income as a percentage of net sales) were $47.7 million or 4.6%, respectively, for the first quarter of 1995 as compared to $30.3 million or 4.4%, respectively, for the first quarter of 1994. For the quarter ended April 1, 1995 as compared to the prior year, the increase in operating income was largely attributable to the increase in sales volumes on North American and Scandinavian mature seating programs, partially offset by higher engineering and administrative support expenses and operating losses associated with the integration of FSB into the Company's operations. Non-cash depreciation and amortization charges were $18.4 million during the quarter ended April 1, 1995 compared to $13.1 million in the comparable period in the prior year.

     During the first quarter of 1995, interest expense increased slightly in comparison to the prior year. This was the result of additional interest incurred on debt used to finance the FSB acquisition.

     Other expense, including state and local taxes, foreign exchange gains and losses, minority interests and equity in income of affiliates, decreased slightly in comparison to the prior year. This was primarily due to increased income derived from joint ventures accounted for under the equity method.

     Net income for the first quarter of 1995 was $17.0 million, or $.34 per share, as compared to net income of $6.5 million, or $.16 per share, in the prior year first quarter. The provision for income taxes in the current quarter was $14.4 million translating into an effective tax rate of 45.9%, below the 52.9% rate for the first quarter of last year. Earnings per share increased by 113% as compared to the prior year quarter, despite the fact that the number of shares outstanding increased from 42 million shares to 49.4 million shares. The increase in shares outstanding is primarily the result of the initial public offering in April, 1994.

LIQUIDITY AND CAPITAL RESOURCES

     As of April 1, 1995, the Company had a $500.0 million revolving credit facility (the "Credit Agreement") under which $219.9 million was borrowed and outstanding and $61.7 million was committed and outstanding under letters of credit, leaving $218.4 million unused and available. The Company also had $19.0 million of Industrial Revenue Bonds (IRBs) outstanding, payable in 2024, as well a term loan in Germany of $7.2 million, and governmental agency loans in Canada and Italy of approximately $3.2 and $2.2 million, respectively. As of April 1, 1995, the Company had net cash and cash equivalents of $16.2 million.

     Amounts available under the Credit Agreement will be reduced by $58.8 million every six months beginning November 30, 1997, and the Credit Agreement will expire on November 30, 1999. Excluding amounts outstanding under the Credit Agreement which will be due upon the expiration of the Credit Agreement, the Company's scheduled principal payments for the remainder of calendar year 1995 are $1.3 million and are $1.9 million for each of the next three calendar years and $1.3 million in 1999.

         On April 19, 1995, Lear Seating Canada, Ltd. entered into a revolving term credit facility with The Bank of Nova Scotia, making available for the Company's Canadian operations funds of up to $25 million Canadian. This agreement replaced the Canadian Credit Agreement dated March 8, 1989.

     Net cash flows used by operating activities were $35.3 million during the quarter ended April 1, 1995 compared to $38.3 million during the comparable period in 1994, principally due to higher earnings in 1995 which was partially offset by the change in working capital.

     The net change in working capital increased from a $59.5 million net use of funds for the quarter ended April 2, 1994 to a $77.2 million use of funds for the quarter ended April 1, 1995 primarily as a result of the increase in receivable levels caused by the 52% increase in net sales and the lower level of European receivable factoring. The cash provided from the increase in accounts payable and cash overdrafts combined was $38.2 million compared to $25.3 million for the same period in 1994 and is consistent with the increased sales levels. Also contributing to the decrease in operating cash flows were higher reimbursable preproduction development and production tooling costs attributable to new programs.

     In the quarter ended April 1, 1995, net cash used by investing activities increased by $11.7 million to $23.5 million due to a significant number of new programs scheduled to begin production during calendar 1995. During the first quarter of 1995, the Company's capital expenditures totaled $23.6 million and the Company currently anticipates an additional $80 million during the remainder of fiscal 1995. Potential new business in South America and South Africa would further increase capital expenditures.

     The Company believes that cash flows from operations and available credit facilities will be sufficient to meet its debt service obligations, projected capital expenditures and working capital requirements.

                            LEAR SEATING CORPORATION

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     No exhibits or reports on Form 8-K were filed during the quarter ended April 1, 1995.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.




LEAR SEATING CORPORATION


Dated: May 15, 1995     By: /s/  James H. Vandenberghe
                            --------------------------
                            James H. Vandenberghe
                            Executive Vice President
                            Chief Financial Officer

                            LEAR SEATING CORPORATION
                                   FORM 10-Q
                                 EXHIBIT INDEX
                      FOR THE QUARTER ENDED APRIL 1, 1995


 EXHIBIT
 NUMBER
 10.1 Credit Agreement dated April 19, 1995 between Lear Seating Canada, Ltd. and The Bank of Nova Scotia with respect to the establishment of credit facilities, filed herewith.

 27.         Financial Data Schedule for the Quarter Ended April 1, 1995.