Form 10-Q
period 1995-07-01
LEAR SEATING CORP
filed 1995-08-04
CIK 842162

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[x]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended JULY 1, 1995

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ___________________ to ______________________.

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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Approximate number of shares of Common Stock, $0.01 par value per share,
outstanding at July 29, 1995:    46,171,522

                            LEAR SEATING CORPORATION

                                   FORM 10-Q

                       FOR THE QUARTER ENDED JULY 1, 1995

                                     INDEX



 Part I - Financial Information:                                                                  Page No.
 -------------------------------                                                                  --------
        Item 1 - Consolidated Financial Statements

               Introduction to the Consolidated Financial Statements                                   3


               Consolidated Balance Sheets - July 1, 1995 and
                        December 31, 1994                                                              4

               Consolidated Statements of Income - Three and Six Month Periods
                        ended July 1, 1995 and July 2, 1994                                            5


               Consolidated Statements of Cash Flows - Six Month
                        Periods ended July 1, 1995 and July 2, 1994                                    6

               Notes to Consolidated Financial Statements                                              7


        Item 2 - Management's Discussion and Analysis of
                        Financial Condition and Results of Operations                                 12


 Part II - Other Information:
- -----------------------------
         Item 6 - Exhibits and Reports on Form 8-K                                                    18

 Signatures                                                                                           19


 Exhibit Index                                                                                        20

                            LEAR SEATING CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

INTRODUCTION TO THE CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements of Lear Seating Corporation and subsidiaries ("the company") (Note 1) have been prepared by Lear Seating Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the period ended December 31, 1994.

The financial information presented reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of operations and financial position for the interim periods presented. These results are not necessarily indicative of a full year's results of operations.

                   LEAR SEATING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                                                  July 1,      December 31,
                                                                                                   1995            1994
                                                                                                   ----            ----
                                                                                                (Unaudited)
                  ASSETS
                  ------
                  CURRENT ASSETS:
                   Cash and cash equivalents                                                    $       53.0     $      32.0
                   Accounts receivable                                                                 700.2           579.8
                   Inventories                                                                         111.0           126.6
                   Unbilled customer tooling                                                            54.3            53.5
                   Other                                                                                40.6            26.4
                                                                                                   ---------     -----------
                                                                                                       959.1           818.3
                                                                                                    --------       ---------
                  PROPERTY, PLANT AND EQUIPMENT:
                   Land                                                                                 37.5            36.6
                   Buildings and improvements                                                          154.5           141.1
                   Machinery and equipment                                                             353.3           326.8
                                                                                                    --------       ---------
                                                                                                       545.3           504.5
                            Less-Accumulated depreciation                                             (181.4)         (150.3)
                                                                                                   --------        --------
                                                                                                       363.9           354.2
                                                                                                    --------       ---------
                  OTHER ASSETS:
                   Goodwill, net                                                                       494.4           499.5
                   Deferred financing fees and other                                                    37.7            43.1
                                                                                                   ---------       ---------
                                                                                                       532.1           542.6
                                                                                                    --------        --------
                                                                                                $    1,855.1     $   1,715.1
                                                                                                     =======         =======
                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

                  CURRENT LIABILITIES:
                    Short-term borrowings                                                       $       19.2     $      84.1
                    Cash overdrafts                                                                     55.2            27.6
                    Accounts payable                                                                   766.0           656.7
                    Accrued liabilities                                                                199.5           210.9
                    Current portion of long-term debt                                                    1.7             1.9
                                                                                                   ---------      ----------
                                                                                                     1,041.6           981.2
                                                                                                   ---------        --------
                  LONG-TERM LIABILITIES:
                    Deferred national income taxes                                                      24.3            25.3
                    Long-term debt                                                                     460.1           418.7
                    Other                                                                               82.6            76.3
                                                                                                    --------       ---------
                                                                                                       567.0           520.3
                                                                                                     -------        --------
                  COMMITMENTS AND CONTINGENCIES
                  STOCKHOLDERS' EQUITY:
                    Common stock, $.01 par value, 150,000,000 authorized at July 1,
                       1995 and December 31, 1994; 46,142,594 issued at July 1, 1995
                       and 46,088,278 issued at December 31, 1994                                         .5              .5
                  Additional paid-in capital                                                           274.4           274.3
                  Notes receivable from sale of common stock                                            (1.0)           (1.0)
                  Less- Common stock held in treasury, 10,230 shares at
                    July 1, 1995 and December 31, 1994 , at cost                                         (.1)            (.1)
                  Retained deficit                                                                      (3.6)          (49.4)
                  Minimum pension liability adjustment                                                  (5.8)           (5.8)
                  Cumulative translation adjustment                                                    (17.9)           (4.9)
                                                                                                    --------        --------
                                                                                                       246.5           213.6
                                                                                                    --------        --------
                                                                                                $    1,855.1     $   1,715.1
                                                                                                     =======         =======


      The accompanying notes are an integral part of these balance sheets.

                   LEAR SEATING CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)


                                                                         Three Months Ended                Six Months Ended
                                                                         ------------------                ----------------
                                                                      July 1,          July 2,         July 1,          July 2,
                                                                       1995             1994             1995            1994
                                                                       ----             ----             ----            ----
                                                                            (Unaudited)                       (Unaudited)
                 Net sales                                            $  1,142.6          $  822.1     $  2,186.1       $  1,508.9

                 Cost of sales                                           1,047.8             743.5        2,014.7          1,380.3

                 Selling, general and  administrative expenses              24.3              21.4           50.1             38.3

                 Amortization of goodwill                                    3.3               2.9            6.4              5.7
                                                                        --------          --------       --------         --------
                    Operating income                                        67.2              54.3          114.9             84.6

                 Interest expense                                           14.3              11.0           28.5             25.0

                 Other expense, net                                          3.7               2.1            5.8              4.6
                                                                        --------          --------       --------         --------
                 Income before provision for
                    national income taxes                                   49.2              41.2           80.6             55.0

                 Provision for national income taxes                        20.3              20.1           34.7             27.3
                                                                        --------          --------       --------         --------
                 Net income                                           $     28.9          $   21.1     $     45.9       $     27.7
                                                                        ========           =======        =======         ========
                 Net income per common share:

                    Primary                                           $      .58          $    .43     $      .93       $      .61
                                                                           =====             =====          =====            =====
                    Fully diluted                                     $      .58          $    .43     $      .92       $      .61
                                                                           =====             =====          =====            =====





        The accompanying notes are an integral part of these statements.

                   LEAR SEATING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                                                Six Months        Six Months
                                                                                                   Ended            Ended
                                                                                               July 1, 1995      July 2, 1994
                                                                                               ------------      ------------
        CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                                               $      45.9      $      27.7
         Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization of goodwill                                                      37.1             26.9
          Amortization of deferred financing fees                                                         1.2              1.2
          Deferred national income taxes                                                                 (1.0)             (.8)
          Other, net                                                                                      9.3              5.7
          Change in working capital items                                                               (52.2)           (52.5)
                                                                                                   ----------       ----------
                  Net cash provided by operating activities                                              40.3              8.2
                                                                                                   ----------       ----------

        CASH FLOWS FROM INVESTING ACTIVITIES:
         Additions to property, plant and equipment                                                     (42.6)           (35.0)
         Other, net                                                                                        .9              4.5
                                                                                                   ----------       ----------
                  Net cash used by investing activities                                                 (41.7)           (30.5)
                                                                                                   ----------       ----------
        CASH FLOWS FROM FINANCING ACTIVITIES:
         Change in long-term debt, net                                                                   41.3           (114.6)
         Short-term borrowings, net                                                                     (61.6)            (3.2)
         Increase (decrease) in cash overdrafts                                                          26.9             27.9
         Proceeds from sale of common stock, net                                                           --            103.7
         Other, net                                                                                        .1               --
                                                                                                   ----------       ----------
                  Net cash provided by financing activities                                               6.7             13.8
                                                                                                   ----------       ----------
        Effect of foreign currency translation                                                           15.7               .6
                                                                                                   ----------       ----------
        NET CHANGE IN CASH AND CASH EQUIVALENTS                                                          21.0             (7.9)
                                                                                                   ----------       ----------
        CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                 32.0             55.0
                                                                                                   ----------       ----------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $      53.0      $      47.1
                                                                                                   ----------       ----------
        CHANGES IN WORKING CAPITAL
          Accounts receivable                                                                     $    (149.9)     $    (125.9)
          Inventories                                                                                     2.8              4.9
          Accounts payable                                                                              124.5             56.4
          Accrued liabilities and other                                                                 (29.6)            12.1
                                                                                                   ----------       ----------
                                                                                                  $     (52.2)     $     (52.5)
                                                                                                   ----------        ---------
        SUPPLEMENTARY DISCLOSURE:
         Cash paid for interest                                                                   $      12.3      $      16.1
                                                                                                   ----------        ---------
         Cash paid for income taxes                                                               $      22.2      $      13.4
                                                                                                   ----------        ---------




        The accompanying notes are an integral part of these statements.

                   LEAR SEATING CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


(1) BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Lear Seating Corporation, a Delaware corporation, and its wholly-owned and majority-owned subsidiaries. Investments in less than majority-owned businesses are generally accounted for under the equity method.

         A 33-for-1 split of the Company's common stock was effective as of the Company's initial public offering in April, 1994. All references to the numbers of shares of common stock, stock options, warrants and income (loss) per share in the accompanying consolidated financial statements and notes thereto have been adjusted to give effect to the split.

(2) ACQUISITION OF AUTOMOTIVE INDUSTRIES

         On July 16, 1995, the Company, AIHI Acquisition Corp., a wholly-owned subsidiary of the Company ("Acquisition Corp."), and Automotive Industries Holding, Inc. ("AIH") entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Acquisition Corp. has made an offer to purchase all the issued and outstanding shares of common stock of AIH (including shares subject to options) for a purchase price of $33.50 per share. The aggregate purchase price for the acquisition of AIH (the "AIH Acquisition") will be approximately $926.4 million, including the assumption of $282.3 million of AIH's existing indebtedness and $18.4 million in fees and expenses. Funds for the purchase of AIH are expected to be provided by borrowings under the New Credit Agreement, as described in Note 3.

         AIH is a leading designer and manufacturer of high quality interior trim systems and blow molded products principally for North American and European automobile and light truck manufacturers. AIH's interior trim products include complete door panel assemblies, seatbacks and inserts, armrests, consoles and headliners. Blow molded products include windshield wiper reservoirs, fuel tank shields and radiator coolant overflow reservoirs. In 1994, AIH had revenues of approximately $512.8 million and operating income of $63.9 million.

         Consummation of the AIH Acquisition is subject to certain conditions, including the tender of the majority of Automotive Industries' outstanding shares, the expiration or termination of any applicable waiting periods under Federal Antitrust laws, the Company obtaining sufficient financing for the AIH acquisition under the New Credit Agreement as described in Note 3, and other customary conditions.

                   LEAR SEATING CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


(3)  NEW CREDIT AGREEMENT

         In connection with the AIH Acquisition, the Company expects to enter into a $1.5 billion secured revolving credit agreement to be established with Chemical Bank and a syndicate of financial institutions (the "New Credit Agreement"). Borrowings under the New Credit Agreement will be used to finance the purchase of AIH, refinance a portion of the existing indebtedness of AIH, refinance the Company's existing $500 million credit facility (the "Prior Credit Facility"), and for general corporate purposes.

         Borrowings under the New Credit Agreement will bear interest, at the election of the Company, at a floating rate equal to (i) the higher of Chemical Bank's prime rate and the federal funds rate plus .5% or (ii) the Eurodollar rate (as defined in the New Credit Agreement) plus a borrowing margin of .5% to 1.0%. The New Credit Agreement will be guaranteed by all of the Company's direct and indirect wholly-owned domestic subsidiaries. The applicable borrowing margin will be determined based on the satisfaction of specified ratios by the Company. Amounts available to be drawn under the New Credit Agreement will be reduced by an aggregate amount of $650 million during the term of the New Credit Agreement, which would mature on September 30, 2001.

         Definitive documentation of the New Credit Agreement will contain covenants similar to those contained in the Prior Credit Facility, as modified to reflect the acquisition of AIH. Such covenants include, among other things, the maintenance of certain financial ratios as well as restrictions on indebtedness, guarantees, acquisitions, capital expenditures, investments, dividends and other stock payments, asset sales and issuances of common stock. Under the New Credit Agreement, dividends are limited to $2.5 million per quarter assuming no other events of default had occurred.

         As the Company's obligations under the New Credit Agreement will bear interest at fluctuating rates, increases in interest rates on such obligations could adversely affect the Company's results of operations and financial condition. Under the proposed New Credit Agreement, the Company will be permitted to convert variable rate interest obligations up to an aggregate of $500 million into fixed interest rate agreements.

(4)  ACQUISITION OF FIAT SEAT BUSINESS

         On December 15, 1994, the Company purchased from Gilardini S.p.A., an Italian Corporation, all of the outstanding common stock of Sepi S.p.A., an Italian Corporation, all of the outstanding common stock of Sepi Poland
S.p. Z.o.o. and a 35% interest in a Turkish joint venture (collectively, the "Fiat Seat Business," or "FSB"). FSB is engaged in the design and

                   LEAR SEATING CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


manufacture of automotive seating, with its principal customers being Fiat S.p.A. and its affiliates ("Fiat"). In connection with this transaction, the Company and Fiat entered into a long-term supply agreement for certain products produced by FSB.

         This acquisition was accounted for as a purchase, and accordingly, the operating results of the FSB have been included in the accompanying financial statements since the date of the acquisition. Because the Company consolidates the FSB on a one month lag, the results of operations for the quarter and year-to-date ended July 1, 1995 include only the results of operations of FSB from the acquisition date to the end of May 1995.

         Assuming the acquisition had taken place as of the beginning of the quarter and year-to-date ending July 2, 1994, the consolidated pro forma results of operations of the Company for the first quarter and first half of 1994 would have been as follows, after giving effect to certain pro forma adjustments, (Unaudited: in millions, except per share data):

                                                            Three Months Ended           Six Months Ended
                                                               July 2, 1994                July 2, 1994
                                                               ------------                ------------
                      Net sales                                   $ 945.9                    $ 1,739.1
                      Net income                                     15.6                         16.7
                      Net income per share                            .32                          .37



(5)  INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is principally determined by using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.

         Inventories are comprised of the following (in millions):

                                                      July 1,         December 31,
                                                        1995              1994
                                                        ----              ----
       Raw materials                                 $   70.8           $   93.4
       Work-in-process                                   13.5               13.9
       Finished goods                                    26.7               19.3
                                                       ------             ------
                                                      $ 111.0            $ 126.6
                                                        =====              =====

                   LEAR SEATING CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(6)  LONG-TERM DEBT

         Long term debt is comprised of the following (in millions):

                                                                July 1,          December 31,
                                                                  1995               1994
                                                                  ----               ----
       Domestic revolving credit loan                            $ 160.0            $ 121.9
       German term loan                                              7.3                7.1
       Industrial Revenue Bonds                                     19.0               19.0
       Loans from Governmental Agencies                              5.5                2.6
                                                                 -------            -------
                                                                   191.8              150.6
       Less- Current portion                                        (1.7)              (1.9)
                                                                 -------            -------
                                                                   190.1              148.7
                                                                 -------            -------

       Subordinated Debt:
         8 1/4% Subordinated Notes                                 145.0              145.0
         11 1/4% Senior Subordinated Notes                         125.0              125.0
                                                                 -------            -------
                                                                   270.0              270.0
                                                                 -------            -------
                                                                 $ 460.1            $ 418.7
                                                                 =======            =======

                   LEAR SEATING CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


(7) POST-RETIREMENT BENEFITS FOR FOREIGN PLANS

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

(8) COMMON SHARES OUTSTANDING

     The weighted average number of shares of common stock after giving effect to the split of the Company's common stock (Note 1) is as follows for the periods presented:


                                       Three Months Ended                       Six Months Ended
                                       ------------------                       ----------------
                             July 1, 1995        July 2, 1994         July 1, 1995        July 2, 1994
                             ------------        ------------         ------------        ------------
         Primary              49,537,489          49,058,681           49,536,813          45,479,223

         Fully Diluted        49,635,199          49,070,015           49,634,592          45,589,431

ITEM 2 - MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 1, 1995 VS. THREE MONTHS ENDED JULY 2, 1994.

         Net sales of $1,142.6 million in the second quarter of 1995 exceeded the second quarter of 1994 by $320.5 million or 39.0%. Sales as compared to prior year benefited from the acquisition of the Fiat Seat Business in December 1994, new business in the United States and Europe and increased automotive production on carryover seat programs in North America and Europe.

         Net sales in the United States of $502.0 million increased in the quarter ended July 1, 1995 as compared to the second quarter of the prior year by $2.5 million. Sales in the current quarter benefited from new Ford and General Motors passenger car and Ford truck programs as vehicle build schedules reflect a modest downturn on existing seat programs. Partially offsetting the overall increase in sales was the relocation of a passenger car program to Canada.

         Net sales in Canada of $230.7 million in the second quarter of 1995 surpassed the comparable period in the prior year by $98.2 million or 74.1%. Sales in the quarter ended July 1, 1995 benefited from the attainment of targeted production levels for a General Motors replacement passenger car program, incremental volume on mature General Motors and Ford truck programs and the relocation of a Ford passenger car program.

         Net sales in Europe of $348.5 million in the current quarter exceeded the second quarter of the prior year by $210.6 million or 152.7%. Sales in the second quarter of 1995 benefited from the contribution of $133.6 million in sales from the FSB, new business in England, additional volume on existing programs in Sweden and Germany and favorable exchange rate fluctuations in Germany and Sweden.

         Net sales in Mexico of $61.4 million increased in the second quarter of 1995 as compared to the second quarter of 1994 by $9.2 million or 17.6% largely as a result of new Ford and General Motors passenger car and Chrysler truck programs.

         Gross profit (net sales less cost of sales) and gross margin (gross profit as a percentage of net sales) were $94.8 million and 8.3% for the second quarter of 1995 as compared to $78.6 million and 9.6% for the second quarter of previous year. Gross profit for the second quarter of 1995 benefited from the overall growth in domestic and foreign sales activity, including the production of certain new business programs in the United States and productivity improvement programs. Partially offsetting the increase in gross profit were engineering and pre-production expenses for the balance of new facilities in the United States and costs associated with new business opportunities in the Asian Pacific region.

         Selling, general and administrative expenses as a percentage of net sales declined from 2.6% in the second quarter of 1994 to 2.1% in the current year quarter. Actual expenditures for the second quarter of 1995 increased in comparison to the prior year due to the acquisition of

FSB, engineering and support expenses associated with the expansion of business and expenses related to the pursuit of new business opportunities.

         Operating income and operating margin were $67.2 million and 5.9% for the quarter ended July 1, 1995 as compared to $54.3 million and 6.6% a year earlier. The increase in operating income was primarily due to the benefits derived from increased market demand for new and ongoing seat programs in North America and Europe; partially offset by increased engineering and administrative support expenses, pre-production and facility costs for new seat programs to be introduced in the United States and Asian Pacific region within the next twelve months and operating losses associated with the integration of FSB into the Company's operations. Non-cash depreciation and amortization charges were $18.7 million and $13.8 million for the second quarter of 1995 and 1994, respectively.

         During the three months ended July 1, 1995, interest expense increased by $3.3 million over the prior year to $14.3 million. The increase is due primarily to interest incurred on the additional debt used to finance the FSB acquisition as well as due to slightly higher rates in the current period under the Company's credit facility.

         Other expenses for the quarter, which include state and local taxes, foreign exchange gains and losses, equity of non-consolidated affiliates and other non-operating expenses, increased $1.6 million over the comparable period last year. This increase was due to foreign exchange losses incurred with respect to the Company's Canadian, Italian and German operations.

         Net income for the second quarter of 1995 was $28.9 million, or $.58 per share on a fully diluted basis compared to $21.1 million, or $.43 per share in the prior year second quarter. The provision for income taxes was $20.3 million, or an effective rate of 41.3%, for the current year quarter, versus $20.1 million, or an effective rate of 48.8%, in the prior year second quarter. The decline in the effective tax rate from the prior year is primarily due to improvement in the Company's North American and Mexican operations in 1995 which are at lower effective tax rates. Per share earnings increased by 35% as compared to the prior year quarter, despite 500,000 more shares outstanding on a fully diluted basis.

SIX MONTHS ENDED JULY 1, 1995 vs. SIX MONTHS ENDED JULY 2, 1994.

         Net sales increased by 44.9% to $2,186.1 million in the first six months of 1995 as compared to $1,508.9 million in the first six months of 1994. Sales for the six month period ended July 1, 1995 benefited from incremental volume on mature seating programs in North America and Europe, new business in the United States and Europe and the FSB Acquisition in December 1994. For the first six months of 1995, the FSB accounted for 9.9% of the Company's net sales.

         Gross profit and gross margin were $171.4 million and 7.8% for the six month period ended July 1, 1995 as compared to $128.6 and 8.5% for the comparable period in the prior year. Gross profit in the first six months of 1995 surpassed prior year due to increased production volumes on passenger car and truck seat programs by domestic and foreign automotive manufacturers. The increase in gross profit was offset by new program start-up expenses in North America, low margins at the FSB, increased engineering costs and pre-production and facility expenses associated with new foreign ventures.

         Selling, general and administrative expenses for the six months ended July 1, 1995 decreased as a percentage of net sales to 2.3% from 2.5% in the comparable period in the prior year. The increase in actual expenditures from $38.3 million to $50.1 million was largely the result of the acquisition of FSB, administration support expenses and design and development costs associated with the expansion of business and expenses related to new business opportunities.

         Operating income and operating margin were $114.9 million and 5.3% for the first six months of 1995 as compared to $84.6 million and 5.6% for the first six months of 1994. The growth in operating income was primarily due to incremental volume on new and mature seat programs in the United States, Canada and Europe and improved performance in Mexico. Partially offsetting the increase in operating income were increased engineering and support expenses, costs associated with recently opened facilities in North America and losses related to the FSB's operations. Non-cash depreciation and amortization charges were $37.1 million and $26.9 million for the first half of the current and prior years, respectively.

         During the six month period ended July 1, 1995, interest expense increased to $28.5 million as compared to $25.0 million a year earlier. The increase is primarily due to the additional debt incurred to finance the FSB acquisition in addition to slightly higher interest rates under the Prior Credit Facility.

         Primarily as a result of foreign currency exchange fluctuations, other expense, including state and local taxes, foreign exchange, minority interests and equity in income of affiliates, increased in comparison to the prior period.

         During the six months ended July 1, 1995, the provision for income taxes was $34.7 million or 43.1% of pre-tax income as compared to $27.3 million or 49.6% of pre-tax income in the six month period ended July 2, 1994. The decrease in rate compared to the previous period is due primarily to changes in operating performance and related income levels among the various tax jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities increased to $40.3 million during the six months ended July 1, 1995 compared to $8.2 million during the comparable period in 1994, primarily due to higher earnings in 1995. Net income adjusted for non-cash depreciation and goodwill amortization was $83.0 million for the six months ended July 1, 1995 as compared to $54.6 million for the same period in 1994. Cash flow provided by earnings was partially offset by the net change in working capital.

         The net change in working capital resulted in a net use of $52.2 and $52.5 million for the six months ended July 1, 1995 and July 2, 1994 respectively. This use of working capital was the result of the increase in accounts receivable ($149.4 million in 1995 compared to $125.9 million in 1994) caused by a 33% increase in net sales over the last six months of 1994 offset by the associated increase in accounts payable and cash overdrafts combined ($151.4 million compared to $84.3 million for the same period in 1994).

         As of July 1, 1995, the Company had $215.1 million outstanding under the Prior Credit Facility ($55.1 million of which would have been outstanding under letters of credit), resulting in approximately $284.9 million unused and available. As of July 1, 1995, the Company had net cash and cash equivalents of $53.0 million. Of the $160.0 million of borrowings actually outstanding (excluding letters of credit) under the Credit Agreement as of July 1, 1995, $156.1 million related to the FSB Acquisition.

         In addition to its debt service obligations, the Company requires liquidity for capital expenditures and working capital needs. In the six months ended July 1, 1995, the Company incurred $42.6 million in capital expenditures, largely due to ramp up of a significant number of new programs scheduled for launch in the second half of 1995. The Company anticipates spending a total of $135.0 million for capital expenditures for all of 1995.

         The Company believes that cash flows from operations, together with amounts available under the New Credit Agreement will be sufficient to meet its debt service obligations, projected capital expenditures and working capital requirements.

                            LEAR SEATING CORPORATION

PART II - OTHER INFORMATION

ITEM 4 - Submission of matters to a vote of Security Holders

         (a) The Annual Meeting of Stockholders of Lear Seating Corporation was held on May 5, 1995. At the meeting, the following matters were submitted to a vote of the stockholders of Lear Seating Corporation.

             (1) The election of three directors to hold office until the
                 1998 Annual Meeting of Stockholders. The vote with respect to each nominee was as follows:

       Nominee                                  For              Withheld
       -------                                  ---              --------
Kenneth L. Way                               44,446,541           332,818
Larry W. McCurdy                             43,718,537         1,060,822
Eliot M. Fried                               44,448,197           331,162

             (2) The appointment of the firm of Arthur Andersen LLP as
                 independent auditors of Lear Seating Corporation for the year ending December 31, 1995.

                                      For           Against        Abstain
                                      ---           -------        -------
                                   44,764,230        7,499          7,630


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     No exhibits or reports on Form 8-K were filed during the quarter ended July 1, 1995.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.




LEAR SEATING CORPORATION


Dated: August 4, 1995        By:  /s/  James H. Vandenberghe
                                 ------------------------------
                                  James H. Vandenberghe
                                  Executive Vice President
                                  Chief Financial Officer

                            LEAR SEATING CORPORATION
                                   FORM 10 -Q
                                 EXHIBIT INDEX
                       FOR THE QUARTER ENDED JULY 1, 1995


    EXHIBIT
    NUMBER      EXHIBIT
    -------     -------
    10.1        Amendment No. 1 dated as of June 30, 1995 to
                Second Amended and Restated Credit Agreement among
                Lear, Chemical Bank as administrative agent, and Bankers Trust Company, The Bank of Nova Scotia,
                Citicorp USA, Inc., and Lehman Commercial Paper,
                Inc., as managing agents, filed herewith.

    10.2        Amendment to Stock Option Agreement dated as of
                March 2, 1995 between Lear and Kenneth L. Way, filed herewith.

    10.3        Amendment to Stock Option Agreement dated as of
                March 2, 1995 between Lear and Robert E. Rossiter, filed herewith.

    10.4        Amendment to Stock Option Agreement dated as of
                March 2, 1995 between Lear and James H.
                Vandenberghe, filed herewith.

    10.5        Amendment to Stock Option Agreement dated as of
                March 2, 1995 between Lear and Randal T. Murphy, filed herewith.

    10.6        Amendment to Stock Option Agreement dated as of
                March 2, 1995 between Lear and James A. Hollars, filed herewith.

    27. Financial Data Schedule for the Quarter Ended July 1, 1995, filed herewith.