Form 10-Q
period 1995-09-30
LEAR SEATING CORP
filed 1995-11-14
CIK 842162

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
/X/                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended SEPTEMBER 30, 1995

                                       OR

/ /                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from            to               .
                               ------------  --------------

 COMMISSION FILE NUMBER:  1-11311

                            LEAR SEATING CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                   DELAWARE                                                      13-3386776
          (State or other jurisdiction of incorporation or organization)            (I.R.S. Employer Identification No.)

                    21557 TELEGRAPH ROAD, SOUTHFIELD, MI                                            48034
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Approximate number of shares of Common Stock, $0.01 par value per share,
outstanding at October 28, 1995:      56,236,541

                            LEAR SEATING CORPORATION

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995

                                     INDEX



Part I - Financial Information:                                         Page No.

     Item 1 - Consolidated Financial Statements

        Introduction to the Consolidated Financial Statements               3

        Consolidated Balance Sheets - September 30, 1995 and
            December 31, 1994                                               4

        Consolidated Statements of Income - Three and Nine Month Periods
            ended September 30, 1995 and October 1, 1994                    5

        Consolidated Statements of Cash Flows - Nine Month
            Periods ended September 30, 1995 and October 1, 1994            6

        Notes to Consolidated Financial Statements                          7

     Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   12



Part II - Other Information:

     Item 6 - Exhibits and Reports on Form 8-K                              17

Signatures                                                                  18

Exhibit Index                                                               19

                            LEAR SEATING CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

INTRODUCTION TO THE CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements of Lear Seating Corporation and subsidiaries ("the Company") have been prepared by Lear Seating Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the period ended December 31, 1994.

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

                   LEAR SEATING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                                September 30,     December 31,
                                                                                    1995              1994
                                                                                    ----              ----
                                                                                 (Unaudited)

ASSETS
------
CURRENT ASSETS:
 Cash and cash equivalents                                                         $   15.2        $   32.0
 Accounts receivable                                                                  803.2           579.8
 Inventories                                                                          185.9           126.6
 Unbilled customer tooling                                                             95.5            53.5
 Other                                                                                 44.3            26.4
                                                                                   --------        --------
                                                                                    1,144.1           818.3
                                                                                   --------        --------
PROPERTY, PLANT AND EQUIPMENT:
 Land                                                                                  43.5            36.6
 Buildings and improvements                                                           242.6           141.1
 Machinery and equipment                                                              542.6           326.8
                                                                                   --------        --------
                                                                                      828.7           504.5
          Less-Accumulated depreciation                                              (193.8)         (150.3)
                                                                                   --------        --------
                                                                                      634.9           354.2
                                                                                   --------        --------
OTHER ASSETS:
 Goodwill, net                                                                      1,094.4           499.5
 Deferred financing fees and other                                                     83.6            43.1
                                                                                   --------        --------
                                                                                    1,178.0           542.6
                                                                                   --------        --------

                                                                                   $2,957.0        $1,715.1
                                                                                   ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings
                                                                                   $   24.4        $   84.1
  Cash overdrafts                                                                      58.1            27.6
  Accounts payable                                                                    764.3           656.7
  Accrued liabilities                                                                 293.3           210.9
  Current portion of long-term debt                                                     5.8             1.9
                                                                                   --------        --------
                                                                                    1,145.9           981.2
                                                                                   --------        --------
LONG-TERM LIABILITIES:
  Deferred national income taxes                                                       28.4            25.3
  Long-term debt                                                                    1,131.6           418.7
  Other                                                                               110.6            76.3
                                                                                   --------        --------
                                                                                    1,270.6           520.3
                                                                                   --------        --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 150,000,000 authorized at September 30, 1995 and December 31, 1994; 56,236,541 issued at September 30, 1995 and
     46,088,278 issued at December 31, 1994                                              .6              .5
Additional paid-in capital                                                            557.9           274.3
Notes receivable from sale of common stock                                              (.9)           (1.0)
Less- Common stock held in treasury, 10,230 shares at
  April 1, 1995 and December 31, 1994, at cost
  September 30, 1995 and December 31, 1994 , at cost                                    (.1)            (.1)
Retained earnings (deficit)                                                             4.9           (49.4)
Minimum pension liability adjustment                                                   (5.8)
                                                                                                       (5.8)
Cumulative translation adjustment                                                     (16.1)           (4.9)
                                                                                   --------        --------
                                                                                      540.5           213.6
                                                                                   --------        --------

                                                                                   $2,957.0        $1,715.1
                                                                                   ========        ========


      The accompanying notes are an integral part of these balance sheets.

                   LEAR SEATING CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)


                                                             Three Months Ended                 Nine Months Ended
                                                             ------------------                 -----------------
                                                          September 30,   October 1,       September 30,     October 1,
                                                              1995          1994               1995             1994
                                                              ----          ----               ----             ----
                                                                (Unaudited)                         (Unaudited)
 Net sales                                               $  1,080.6     $   698.5          $  3,266.7       $  2,207.4

 Cost of sales                                                997.4         649.6             3,012.0          2,029.9

 Selling, general and administrative expenses                  35.1          19.8                85.3             58.1

 Amortization of goodwill                                       5.1           2.9                11.5              8.6
                                                         ----------     ---------          ----------       ----------
    Operating income                                           43.0          26.2               157.9            110.8

 Interest expense                                              21.6          10.2                50.0             35.2

 Other expense, net                                             4.4           1.8                10.3              6.4
                                                         ----------     ---------          ----------       ----------
 Income before provision for national income
    taxes and extraordinary item                               17.0          14.2                97.6             69.2

 Provision for national income taxes                            5.9           7.9                40.6             35.2
                                                         ----------     ---------          ----------       ----------
 Net income (loss) before extraordinary item                   11.1           6.3                57.0             34.0

 Extraordinary loss on early extinguishment
    of debt                                                    (2.6)           --                (2.6)              --
                                                         ----------     ---------          ----------       ----------
 Net income (loss)                                       $      8.5     $     6.3          $     54.4       $     34.0
                                                         ==========     =========          ==========       ==========
 Earnings per common share (Primary):

    Net income (loss) before extraordinary item          $     0.22     $    0.13          $     1.14       $     0.73

    Extraordinary loss                                        (0.05)           --               (0.05)              --
                                                         ----------     ---------          ----------       ----------
    Net income (loss)                                    $     0.17     $    0.13          $     1.09       $     0.73
                                                         ==========     =========          ==========       ==========






        The accompanying notes are an integral part of these statements.

                   LEAR SEATING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)



                                                                                   Nine Months    Nine Months
                                                                                      Ended         Ended
                                                                                  September 30,   October 1,
                                                                                      1995          1994
                                                                                      ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                        $   54.4       $   34.0

 Adjustments to reconcile net income to net cash provided by operating activities:
  by operating activities-
  Depreciation and amortization of goodwill                                            60.4           41.4
  Amortization of deferred financing fees                                               1.9            1.8
  Deferred national income taxes                                                        3.1            (.7)
  Extraordinary loss                                                                    2.6             --
  Other, net                                                                             .9            5.1
  Change in working capital items, net of effects of acquisitions                    (117.1)         (76.4)
                                                                                   --------       --------
          Net cash provided by operating activities                                     6.2            5.2
                                                                                   --------       --------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant and equipment                                           (65.9)         (64.5)
 Purchase of AIH, net of cash acquired                                               (891.8)            --
 Other, net                                                                             2.2            6.5
                                                                                   --------       --------
          Net cash used by investing activities                                      (955.5)         (58.0)
                                                                                   --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Change in long-term debt, net                                                        689.0          (95.6)
 Short-term borrowings, net                                                           (64.7)         (12.0)
 Increase in cash overdrafts                                                           29.6           43.4
 Proceeds from sale of common stock, net                                              281.6          103.7
 Other, net                                                                            (9.2)            --
                                                                                   --------       --------
          Net cash provided by financing activities                                   926.3           39.5
                                                                                   --------       --------
Effect of foreign currency translation                                                  6.2           (2.8)
                                                                                   --------       --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                               (16.8)         (16.1)
                                                                                   --------       --------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       32.0           55.0
                                                                                   --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $   15.2       $   38.9
                                                                                   ========       ========
CHANGES IN WORKING CAPITAL
  Accounts receivable                                                              $ (124.3)      $  (99.5)
  Inventories                                                                         (14.4)         (17.4)
  Accounts payable                                                                     20.0           54.2
  Accrued liabilities and other                                                         1.6          (13.7)
                                                                                   --------       --------
                                                                                   $ (117.1)      $  (76.4)
                                                                                   ========       ========
SUPPLEMENTARY DISCLOSURE:
 Cash paid for interest                                                            $   53.9       $   32.1
                                                                                   ========       ========
 Cash paid for income taxes                                                        $   57.0       $   30.2
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

(2) ACQUISITIONS

    AUTOMOTIVE INDUSTRIES

         On August 17, 1995, the Company purchased the issued and outstanding shares of common stock of Automotive Industries Holding, Inc. ("AIH") for an aggregate purchase price of approximately $927.6 million, including the assumption of $284.4 million of AIH's existing indebtedness and $18.2 million in fees and expenses. The initial funds for the purchase of AIH were provided by borrowings under the New Credit Agreement, as described in Note 4.

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

         The acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed in the acquisition have been reflected in the accompanying balance sheet and the operating results of AIH have been included in the accompanying statements of operations and cash flow since the date of acquisition. The purchase price consisted of the following and has been allocated to the net assets purchased as follows (in millions):


         Consideration paid to stockholders,
              including $1.9 million of stock options      $ 625.0
         Retirement of debt assumed                          250.5
         Estimated Fees and expenses                          18.2
                                                           -------
              Cost of acquisition                          $ 893.7
                                                           =======

         Property, Plant and Equipment                     $ 267.8
         Net non-cash working capital                         59.9
         Other long-term assets purchased
              and liabilities assumed, net                     8.7
         Debt assumed                                        (33.9)
         Goodwill                                            591.2
                                                           -------
              Total allocation of cost                     $ 893.7
                                                           =======

     The allocation of the purchase price is based on historical information and management's estimates which may differ from the final allocation.

                   LEAR SEATING CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - (CONTINUED)


FSB ACQUISITION

         In December 1994, the Company purchased from Gilardini S.p.A., an Italian Corporation, all of the outstanding common stock of Sepi S.p.A., an Italian Corporation, all of the outstanding common stock of Sepi Poland S.p. Z. o.o. and a 35% interest in a Turkish joint venture (collectively, the "Fiat Seat Business," or "FSB).

         Assuming the acquisitions of FSB and AIH had taken place as of the beginning of each of the periods presented, the consolidated pro forma results of operations of the Company would have been as follows, after giving effect to certain pro forma adjustments (Unaudited, in millions, except per share data):


                                   Three Months Ended                           Nine Months Ended
                                   ------------------                           -----------------

                               September 30,     October 1,              September 30,        October 1,
                                  1995             1994                      1995                 1994
                                  ----             ----                      ----                 ----
  Net sales                   $  1,178.1        $   962.0                $   3,790.4         $   3,084.1
  Income before
    extraordinary item               8.2              4.2                       65.0                38.3
  Net income                         5.6              4.2                       62.4                38.3
  Income per share
    before extra-
    ordinary item             $     0.14        $    0.07                $      1.09         $      0.64
  Net income per share        $     0.09        $    0.07                $      1.04         $      0.64





     The pro forma information above does not purport to be indicative of the results that actually would have been achieved if the operations were combined during the periods presented, and is not intended to be a projection of future results or trends.

(3) ISSUANCE OF COMMON STOCK

         In September 1995, the Company issued 10 million shares of common stock. Concurrently with this issuance, 11.5 million shares were sold by certain stockholders of the Company. Net of issuance costs, the Company received approximately $281.6 million for the shares of common stock sold by the Company. The proceeds of this issuance were used to repay indebtedness incurred in connection with the purchase of AIH (Note 2).

                   LEAR SEATING CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


(4)  NEW CREDIT AGREEMENT AND EARLY EXTINGUISHMENT OF DEBT

         In connection with the AIH Acquisition, the Company entered into a $1.5 billion secured revolving credit agreement established with Chemical Bank and a syndicate of financial institutions (the "New Credit Agreement"). The New Credit Agreement replaced the Company's prior $500 million credit facility (the "Prior Credit Agreement") and accordingly, the unamortized portion of the finance fees relating to the Prior Credit Agreement have been written off by the Company in the current quarter as an extraordinary item. The net loss from this extraordinary item, after the effect of income taxes, is $2.6 million.

         Borrowings under the New Credit Agreement bear interest, at the election of the Company, at a floating rate equal to (i) the higher of Chemical Bank's prime rate and the federal funds rate plus .5% or (ii) the Eurodollar rate (as defined in the New Credit Agreement) plus a borrowing margin of .5% to 1.0%. The New Credit Agreement is guaranteed by all of the Company's direct and indirect wholly-owned domestic subsidiaries. The applicable borrowing margin will be determined based on the satisfaction of specified ratios by the Company. Amounts available to be drawn under the New Credit Agreement will be reduced by an aggregate amount of $650 million during the term of the New Credit Agreement, which matures on September 30, 2001. Under the New Credit Agreement, dividends are limited to $2.5 million per quarter assuming no other events of default had occurred.

         As the Company's obligations under the New Credit Agreement will bear interest at fluctuating rates, increases in interest rates on such obligations could adversely affect the Company's results of operations and financial condition. Under the New Credit Agreement, the Company is permitted to convert variable rate interest obligations up to an aggregate of $500 million into fixed interest rate agreements.


(5)  INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is principally determined by using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.

         Inventories are comprised of the following (in millions):



                                       September 30,       December 31,
                                           1995               1994
                                           ----               ----
        Raw materials                   $  117.0            $  93.4
        Work-in-process                     18.5               13.9
        Finished goods                      50.4               19.3
                                        --------            -------
                                        $  185.9            $ 126.6
                                        ========            =======



                   LEAR SEATING CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


(6)  LONG-TERM DEBT

         Long term debt is comprised of the following (in millions):



                                                              September 30,      December 31,
                                                                   1995             1994
                                                                   ----             ----
        Domestic revolving credit loan                         $   808.8         $   121.9
        Domestic term loan                                           9.3                --
        German term loan                                             6.5               7.1
        Industrial Revenue Bonds                                    21.1              19.0
        Capital lease obligations                                   12.2                --
        Mortgages with banks                                         4.2                --
        Loans from Governmental Agencies                             5.3               2.6
                                                               ---------         ---------
                                                                   867.4             150.6
        Less - Current portion                                      (5.8)             (1.9)
                                                               ---------         ---------
                                                                   861.6             148.7
                                                               ---------         ---------

        Subordinated Debt:
          8 1/4 % Subordinated Notes                               145.0             145.0
          11 1/4 % Senior Subordinated Notes                       125.0             125.0
                                                               ---------         ---------
                                                                   270.0             270.0
                                                               ---------         ---------
                                                               $ 1,131.6         $   418.7
                                                               =========         =========

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

(8) COMMON SHARES OUTSTANDING

     The weighted average number of shares of the Company's common stock is as follows for the periods presented:



                                     Three Months Ended                    Nine Months Ended
                                     ------------------                    -----------------

                               September 30,     October 1,           September 30,       October 1,
                                  1995              1994                 1995               1994
                                  ----              ----                 ----               ----
     Primary                   50,927,792        49,384,436            49,985,045        46,773,561
     Fully Diluted             50,966,315        49,416,237            50,206,725        46,852,607



ITEM 2 - MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1995 VS. THREE MONTHS ENDED OCTOBER 1, 1994.

         Net sales of $1,080.6 million in the quarter ended September 30, 1995 surpassed the third quarter of 1994 by $382.1 million or 54.7%. Sales in the third quarter of the current fiscal year benefited from the acquisitions of Automotive Industries Holding Inc. (AIH) on August 17, 1995 and Fiat Seat Business (FSB) on December 15, 1994 and to new business in North America.

         Net sales in the United States and Canada of $730.3 million increased in the third quarter of 1995 as compared to the third quarter of 1994 by $190.7 million or 35.3 %. Sales in the current quarter benefited from the contribution of $82.4 million in sales from the AIH acquisition and new Ford and General Motors passenger car and truck programs. Partially offsetting the increase in sales is a modest downturn in production build schedules by domestic automotive manufacturers on mature seat programs.

         Net sales in Europe of $278.6 million in the third quarter of 1995 exceeded the comparable period in the prior year by $158.9 million or 132.7%. Sales in the quarter ended September 30, 1995 benefited from $123.4 million in sales from the FSB and AIH acquisitions, additional volume on existing programs in Sweden and England and favorable exchange rate fluctuations in Germany and Sweden.

         Net sales in Mexico of $71.7 million in the current quarter surpassed the third quarter of the prior year by $32.4 million or 82.4% largely as a result of increased production requirements on established Chrysler truck and General Motors passenger car programs and a new General Motors truck program.

         Gross profit (net sales less cost of sales) and gross margin (gross profit as a percentage of net sales) were $83.2 million and 7.7% for the quarter ended September 30, 1995 as compared to $48.9 million and 7.0% in the third quarter of 1994. Gross profit in the third quarter of 1995 benefitted from the overall growth in North American and European sales activity, including the acquisition of AIH and production of certain new business programs in the United States and Mexico. Partially offsetting the increase in gross profit were preproduction costs for the remainder of new operations in the United States and costs associated with new ventures in the Pacific Rim, South Africa and South America.

         Selling, general and administrative expenses as a percentage of net sales increased to 3.2% for the quarter ended September 30, 1995 as compared to 2.8% a year earlier. The increase in actual expenditures was largely the result of the acquisitions of AIH and FSB and design and development costs associated with the expansion of business.

         Operating income and operating margin (operating income as a percentage of sales) were $43.0 million and 4.0% for the third quarter of 1995 as compared to $26.2 million and 3.8% for the third quarter of 1994. The increase in operating income was primarily due to the AIH acquisition coupled with the benefits derived from incremental volume on domestic and foreign car and truck production. Partially offsetting the increase in operating income was engineering and administrative support expenses associated with the expansion of business, preproduction and facility costs for seat programs to be introduced globally within the next twelve months and operating losses associated with the integration of FSB into the company's operations. Non-cash depreciation and amortization charges were $23.3 million and $14.5 million for the third quarter of 1995 and 1994, respectively.

         Interest expense for the third quarter of 1995 increased by $11.4 million from the comparable period in the prior year largely as a result of interest incurred on the additional debt utilized to finance the AIH and FSB acquisitions as well as higher interest rates in the current period for the Company's Credit Facility.

         Other expenses for the three months ended September 30, 1995 which include state and local taxes, foreign exchange, equity income of non-consolidated affiliates and other non-operating expenses, increased in comparison to prior year due to foreign exchange losses incurred at the Company's North American and European operations and to increased state and local taxes associated with the AIH acquisition.

         Net income for the third quarter of 1995 was $8.5 million, or $.17 per share as compared to $6.3 million or $.13 per share in the corresponding quarter in the prior year. The provision for income taxes was $5.9 million, or an effective tax rate of 34.7% for the current quarter as compared to $7.9 million, or an effective tax rate of 55.6% in the prior year. The 34.7% rate in the current quarter brings the nine-month tax rate in line with our current estimated annual rate of approximately 40%. Net Income for the quarter ended September 30, 1995 reflects an extraordinary loss of $2.6 million related to the early retirement of debt.

NINE MONTHS ENDED SEPTEMBER 30, 1995 VS. NINE MONTHS ENDED OCTOBER 1, 1994.

         Net sales of $3,266.7 million for the nine month period of 1995 surpassed the nine month period of the prior year by $1,059.3 million or 48.0%. Sales as compared to the prior year benefitted from increased production build schedules on mature domestic and foreign seat programs, new business in North America and Europe and the acquisitions of AIH and FSB. For the nine month period ended September 30, 1995, AIH and FSB accounted for $420.8 million of the company's net sales.

         Gross profit and gross margin were $254.7 million and 7.8% for the nine month period ended September 30, 1995 as compared to $177.5 million and 8.0% a year earlier. Gross profit in 1995 exceeded prior year due to increased market demand on mature North American and European seat programs and to the acquisition of AIH. Partially offsetting the increase in gross profit were program start-up expenses for recently opened facilities in North America, low margins at FSB, increased engineering expenses and costs associated with new global business opportunities.

         Selling, general and administrative expenses as a percentage of net sales for the current period remained unchanged from prior year's 2.6%. The increase in actual expenditures is primarily due to the acquisitions of FSB and AIH, increased engineering and administrative expenses necessary to support domestic automotive manufacturers and expenses related to new business ventures.

         Operating income and operating margin were $157.9 million and 4.8% for 1995 as compared to $110.8 million and 5.0% for the prior year. The increase in operating income was largely the result of vehicle production increases on carryover seat programs in North America and Europe and to the AIH acquisition which offset increased engineering and administrative support expenses, costs associated with new start-up facilities and losses related to FSB's operations. Non-cash depreciation and amortization charges were $60.4 million and $41.4 million for the nine month period of the current and prior years, respectively.

         For the nine months ended September 30, 1995, interest expense increased by $14.8 million to $50.0 million as compared to prior year. The increase in interest expense was largely attributable to the acquisitions of AIH and FSB and to higher interest rates under the Company's credit facility.

         Primarily as a result of foreign currency exchange fluctuations, other expense, including state and local taxes, foreign exchange, minority interests and equity in income of affiliates, increased in comparison to the prior period.

         Net income for the first nine months of 1995 was $54.4 million, or $1.09 per share as compared to net income of $34.0 million, or $.73 per share. The provision for income taxes in the current period was $40.6 million, or an effective tax rate of 41.6% versus $35.2 million and 50.9% for the comparable period in the previous year. The decrease in the rate compared to the previous period is due primarily to changes in operating performance and related income levels among the various tax jurisdictions. Earnings per share increased in the current period by 49.3% despite an increase in the number of shares outstanding and an extraordinary loss of $2.6 million for the early retirement of debt.

LIQUIDITY AND CAPITAL RESOURCES

         Concurrently with the AIH Acquisition, the Company entered into a $1.5 billion secured revolving credit agreement with Chemical Bank and a syndicate of financial institutions (the "New Credit Agreement"). Borrowings under the New Credit Agreement were used (a) to finance the AIH Acquisition, including related fees and expenses, (b) to refinance certain existing indebtedness of AIH, (c) to refinance indebtedness under the Company's prior $500 million credit agreement, and (d) for other general corporate purposes. Proceeds from the New Credit Agreement will be available for general corporate purposes, including acquisitions, until maturity on September 30, 2001.

         On September 20, 1995, the Company issued 10.0 million shares of common stock at $29.25 per share. The $281.6 million of proceeds, net of issuance costs, received by the Company were used to repay indebtedness incurred under the New Credit Agreement in connection with the purchase of AIH.

         As of September 30, 1995, the Company had $863.7 million outstanding under the New Credit Agreement ($54.9 million of which was outstanding under letters of credit), resulting in approximately $636.3 million unused and
available.    Of the $808.8 million of borrowings outstanding (excluding letters of credit), $610.2 million related to the AIH Acquisition. The Company had $15.2 million of cash and cash equivalents as of September 30, 1995.

         Amounts available under the New Credit Agreement will be reduced by an aggregate amount of $650.0 million prior to maturity on September 30, 2001. Borrowings under the New Credit Agreement bear interest, at the election of the Company, at a floating rate equal to (i) the higher of Chemical Bank's prime rate and .5% above the federal funds rate or (ii) the Eurodollar rate plus a margin of .5% to 1.0%. Under the New Credit Agreement, the Company is permitted to convert variable interest rate obligations up to an aggregate of $500 million into fixed interest rate agreements.

         Net cash provided by operating activities increased to $6.2 million during the nine months ended September 30, 1995 compared to $5.2 million during the comparable period in 1994. Net income adjusted for a non-cash extraordinary loss (the write off of deferred finance fees relating to the existing $500 million credit agreement, $2.6 million) and non-cash depreciation and goodwill amortization increased by $42.0 million, to $117.4 million for the nine months ended September 30, 1995 from $75.4 million for the same period in 1994. Cash flow provided by earnings was partially offset by the net change in working capital.

        The net change in working capital resulted in a net use of $117.1 million and $76.4 million for the nine months ended September 30, 1995 and October 1, 1994, respectively. The use of working capital was the result of the increase in accounts receivable ($124.3 million in 1995 compared to $99.5 million in 1994) caused by a 32% increase in net sales for the nine months of 1995 over the comparable period in 1994, offset by the associated increase in accounts payable ($20.0 million in 1995 and $54.2 million in 1994).

        For the nine months ended September 30, 1995, net cash used by investing activities was $955.5 million as compared to $58.0 million for the same period in 1994. In addition to the $891.8 million required for the AIH Acquisition, the Company incurred $65.9 million for capital expenditures relating to a significant number of new programs which have either began production in 1995 or are scheduled to begin production in the near future. This level of capital expenditures is consistent with that of 1994, $64.5 million.

        The Company believes that cash flows from operations and available credit facilities will be sufficient to meet its debt service obligations, projected capital expenditures and working capital requirements.

                            LEAR SEATING CORPORATION

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     The following reports on Form 8-K were filed during the quarter ended September 30, 1995:

         (a) August 11, 1995 - Amendment to the Form 8-K filed on December 15, 1994 for the acquisition of the Fiat Seat Business.

         (b) August 28, 1995 - Form 8-K for the acquisition of Automotive Industries Holding, Inc.

     The following exhibits are being filed as part of this report:

 EXHIBIT
 NUMBER        EXHIBIT

      2.1      Agreement and Plan of Merger, dated as of July 16, 1995, among the Company, AIHI Acquisition
               Corp. and Automotive Industries Holding, Inc. (incorporated by reference to Exhibit 2.1 to the
               Company's Current Report on Form 8-K, dated August 17, 1995).

     10.1      Employment Agreement dated July 12, 1995 between Automotive Industries, Inc. and F. F. Sommer.

     10.2      Credit Agreement dated as of August 17, 1995, among the Company, the several financial institutions parties thereto (collectively, the "Banks"), Chemical Bank, a New York banking corporation, as administrative agent for the Banks and the Managing Agents, Co-Agents and Lead
               Managers identified therein (incorporated by reference to Exhibit 99.1 to the Company's Current
               Report on Form 8-K, dated August 17, 1995).

     10.3      Automotive Industries Holding, Inc. 1992 Key Employee Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8 (No. 33-61739)).

     10.4      Form of Option Assumption Agreement for the Automotive Industries Holding, Inc.  1992 Key
               Employee Stock Option Plan (incorporated b reference to the Company's Registration Statement on
               Form S-8 (No. 33-61739)).

     27.       Financial Data Schedule for the Quarter Ended September 30, 1995, filed herewith.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.




LEAR SEATING CORPORATION


Dated: November 14, 1995     By:  /s/  James H. Vandenberghe
                                  --------------------------
                                  James H. Vandenberghe
                                  Executive Vice President
                                  Chief Financial Officer

                            LEAR SEATING CORPORATION

                                   FORM 10-Q
                                 EXHIBIT INDEX
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995



 EXHIBIT
 NUMBER        EXHIBIT
      2.1      Agreement and Plan of Merger, dated as of July 16, 1995, among the Company, AIHI Acquisition
               Corp. and Automotive Industries Holding, Inc. (incorporated by reference to Exhibit 2.1 to the
               Company's Current Report on Form 8-K, dated August 17, 1995).

     10.1      Employment Agreement dated July 12, 1995 between Automotive Industries, Inc. and F. F. Sommer.

     10.2      Credit Agreement dated as of August 17, 1995, among the Company, the several financial institutions parties thereto (collectively, the "Banks"), Chemical Bank, a New York banking corporation, as administrative agent for the Banks and the Managing Agents, Co-Agents and Lead
               Managers identified therein (incorporated by reference to Exhibit 99.1 to the Company's Current
               Report on Form 8-K, dated August 17, 1995).

     10.3      Automotive Industries Holding, Inc. 1992 Key Employee Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8 (No. 33-61739)).

     10.4      Form of Option Assumption Agreement for the Automotive Industries Holding, Inc.  1992 Key
               Employee Stock Option Plan (incorporated b reference to the Company's Registration Statement on
               Form S-8 (No. 33-61739)).

     27.       Financial Data Schedule for the Quarter Ended September 30, 1995, filed herewith.
