Form 10-K405
period 1995-12-31
LEAR SEATING CORP
filed 1996-03-27
CIK 842162

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
/X/       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
For  the fiscal year ended DECEMBER 31, 1995.

/ /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
For  the transition period from ___________  to  ___________.


COMMISSION FILE NUMBER:1-11311

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

         TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, par value $.01 per share          New York Stock Exchange


SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes __X__   No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

As of March 1, 1996, the aggregate market value of the registrant's Common Stock, par value $.01 per share, held by non-affiliates of the registrant was $1,156,366,496. The closing price of the Common Stock on March 1, 1996 as reported on the New York Stock Exchange was $32 per share.

As of March 1, 1996, the number of shares outstanding of the registrant's Common Stock was 56,572,178 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant's Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on May 9, 1996, as described in the Cross-Reference Sheet and a Table of Contents included herewith, are incorporated by reference into Part III of this Report.

                             CROSS REFERENCE SHEET
                                      AND
                               TABLE OF CONTENTS


                                                                                              PAGE NUMBER
                                                                                           OR REFERENCE (1)
                                                                                           ----------------
                                               PART I

ITEM   1.  Business...............................................................................  1
ITEM   2.  Properties............................................................................. 15
ITEM   3.  Legal proceedings...................................................................... 16
ITEM   4.  Submission of matters to a vote of security holders.................................... 16


                                                PART II

ITEM   5.  Market for registrant's common stock and related stockholder matters................... 17
ITEM   6.  Selected financial data................................................................ 18
ITEM   7.  Management's discussion and analysis of financial condition and results of operations.. 19
ITEM   8.  Consolidated financial statements and supplementary data............................... 25
ITEM   9.  Changes in and disagreements with accountants on accounting and financial disclosure... 56


                                               PART III

ITEM  10.  Directors and executive officers of the registrant (2)................................. 57
ITEM  11.  Executive compensation (3)............................................................. 57
ITEM  12.  Security ownership of certain beneficial owners and management (4)..................... 57
ITEM  13.  Certain relationships and related transactions (5)..................................... 57


                                                PART IV
ITEM 14.   Exhibits, financial statement schedules, and reports on Form 8-K....................... 58


-----------------
(1) Certain information is incorporated by reference, as indicated below, from the registrant's Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on May 9, 1996 (the "Proxy Statement").
(2)  Proxy Statement sections entitled "Election of Directors" and
     "Management."
(3) Proxy Statement section entitled "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Report of Compensation Committee - Annual Incentives"
(4) Proxy Statement section entitled "Management - Security Ownership of Certain Beneficial Owners and Management."
(5)  Proxy Statement section entitled "Certain Transactions."

                                     PART I

                                ITEM 1 - BUSINESS

As used in this Report, unless the context otherwise requires, the "Company" or "Lear" refers to Lear Seating Corporation and its consolidated subsidiaries after giving effect to the merger of Lear Holdings Corporation, the former parent of Lear Seating Corporation, with and into Lear Seating Corporation, which occurred on December 31, 1993. In addition, the term "AI Division" refers to the business formerly owned by Automotive Industries Holding, Inc., which the Company acquired in August 1995.

GENERAL

     Lear is the largest independent supplier of automotive interior systems in the $23 billion North American and Western European automotive interior systems market. The Company's principal products include finished automobile and light truck seat systems, seat frames, seat covers and other seat components. With the acquisition of Automotive Industries Holding, Inc. ("AI" or "Automotive Industries") in August, 1995, the Company has expanded its product offerings to include interior trim products such as door panel and overhead systems and other interior components, as well as a variety of blow molded products and other automotive components such as fluid reservoirs, fuel tank shields, and front grille assemblies. The acquisition of AI also provided Lear with the capability to engineer, design, and deliver products for a complete vehicle interior. The Company's present customers include 24 original equipment manufacturers ("OEMs"), the most significant of which are General Motors, Ford, Fiat, Chrysler, Volvo, Saab, Volkswagen, Audi and BMW. As of December 31, 1995, the Company employed approximately 35,000 people in 18 countries and operated 107 manufacturing, research and development, product engineering and administration facilities.

     The Company's seat systems, which are designed, manufactured and assembled at the Company's manufacturing facilities, are shipped to customer assembly plants on a sequential parts delivery ("SPD") basis for installation in vehicles near the end of the assembly process. The SPD process not only enables the Company to deliver seat systems to customers on a just-in-time ("JIT") basis but also permits delivery in the color and order in which the products are used in the OEMs' assembly lines. Lear's JIT seat operations are strongly complemented by the AI Division's vast array of manufacturing processes designed to satisfy their customers' different cost and functionality specifications. In order to capitalize on and integrate these manufacturing processes, the Company has implemented a program of dedicated teams consisting of interior trim and seat systems personnel who are able to meet all of a customer's interior needs. These teams provide a single interface for customers and avoid duplication of sales and engineering efforts.

     Lear's sales have grown rapidly from approximately $159.8 million in the fiscal year ended June 30, 1983, to approximately $4.7 billion in the year ended December 31, 1995, a compound annual growth rate of approximately 33%. This increase in sales, which has been achieved through internal growth as well as acquisitions, is attributable primarily to the Company's strategy of capitalizing on two significant trends in the automotive industry: (i) the outsourcing of automotive components and systems by OEMs; and (ii) the consolidation and globalization of the OEM's supply base. Outsourcing of interior components and systems has increased in response to competitive pressures on OEMs to improve quality and reduce capital needs, costs of labor, overhead and inventory. Consolidation among automotive industry suppliers has occurred as OEMs have more frequently awarded long-term sole source contracts to the most capable global suppliers. Increasingly, the criteria for selection include not only cost, quality and responsiveness, but also certain full-service capabilities, including design, engineering and project management support. OEMs now have rigorous programs for evaluating and rating suppliers, which encompass quality, cost control, reliability of delivery, new technology implementation and overall management. Under these programs, each facility operated by a supplier is evaluated independently. The suppliers who obtain superior ratings from an OEM are considered for new business; those who do not may continue their existing contracts, but are unlikely to be considered for additional business. As a result, the OEMs' new supplier policies have sharply reduced the number of component and system suppliers. The Company believes that OEMs in North America and Europe will continue to pursue outsourcing and supplier consolidation as a means of cost reduction.

     The principal beneficiaries of the trend to outsourcing have been independent suppliers, such as the Company, with proven design, engineering, program management and SPD manufacturing capabilities. Companies with such capabilities are generally referred to as Tier I suppliers. The Company believes that early involvement in the design and engineering of new seat products and other interior components and systems affords the Company a competitive advantage in securing new business and provides its customers with significant cost reduction opportunities through the coordination of the design, development and manufacturing processes. See "Business-Business Strategy."

     Lear is the largest independent seat systems supplier to the $11 billion North American and Western European seat market and is also the largest supplier of seat systems and seat components in Mexico. With the addition of AI, the Company more than doubled the size of the market it sells to, as Lear is now the largest independent supplier in the $23 billion North American and Western European automotive interior systems market. Most non-seat related portions of the automotive interior market are highly fragmented, contain no dominant supplier and are just starting to experience the outsourcing and consolidation process. The Company believes that the same competitive pressures that contributed to the rapid expansion of its seat systems business in North America since 1983 will continue to encourage automakers in the North American and European markets to outsource more of their automotive interior requirements. Over the past three years, the Company has aggressively pursued expansion in Europe and in emerging markets, with both existing and new customers.

     The Company's North American content per vehicle has increased from $12 in 1983 to $227 in 1995. In Western Europe, the content per vehicle has grown from $3 in 1983 to $102 in 1995. These increases have resulted from the Company's ability to capitalize on a number of industry trends including outsourcing, greater design responsibility by suppliers and the increased sophistication of seat systems as OEMs add convenience features and luxury items into vehicle models. The increases in content per vehicle also resulted from several recent acquisitions, including Automotive Industries and the Fiat Seat Business (See Business - Acquisitions). In addition, the Company has been at the forefront in the development of more advanced automobile safety features, such as side impact airbags and fully integrated seatbelts.

     The Company's continued expansion as a Tier I supplier resulted in the Company beginning sixteen new seat programs in 1995 including programs for Ford, General Motors, Volkswagen, Chrysler, Fiat and BMW. This new business, combined with the full integration of the December 1994 acquisition of the Fiat Seat Business and the acquisition of Automotive Industries, has contributed significantly to the Company's overall growth.

     The Company is the successor to a seat frame manufacturing business founded in 1917 that served as a supplier to General Motors and Ford from its inception. Lear Holdings Corporation ("Holdings"), the former parent of the Company, was organized in August 1988 to effect the acquisition (the "1988 Acquisition") of all of the outstanding common stock of Lear Seating Corporation (formerly known as Lear Siegler Seating Corp.) and certain other subsidiaries of Lear Siegler Holdings Corp. comprising its seating group. On December 31, 1993, Holdings merged with and into the Company (the "Holdings Merger"), and the separate corporate existence of Holdings ceased on that date.

     As a result of the expansion of the Company's business from automotive seat systems to products for a vehicle's complete interior, the Company has proposed changing its name to "Lear Corporation" from "Lear Seating Corporation." Formal approval of the name change will be sought at the annual meeting of stockholders.

     The Company's world headquarters are located at 21557 Telegraph Road, P.O. Box 5008, Southfield, Michigan 48034-5008. Its telephone number at that location is (810) 746-1500. The Company was incorporated in Delaware on January 13, 1987.

BUSINESS STRATEGY

     Lear's business objective is to expand its position as the global leader of automotive interior systems to OEMs. To achieve this objective, the Company will continue to pursue a strategy based upon the following elements:

     - Strong Relationships with the OEMs. The Company's management has developed strong relationships with its 24 OEM customers which allow Lear to identify business opportunities and anticipate customer needs in the early stages of vehicle design. Management believes that working closely with OEMs in the early stages of designing and engineering vehicle interior systems gives it a competitive advantage in securing new business. Lear maintains an excellent reputation with the OEMs for timely delivery and customer service and for providing world class quality at competitive prices. As a result of the Company's service and performance record, many of the Company's facilities have won awards from OEMs with which they do business.

     - Product Technology and Design Capability. Lear has made substantial investments in product technology and product design capability to support its products. The Company maintains three research and development centers (in Southfield, Michigan, Rochester Hills, Michigan, and Turin, Italy) where it develops and tests current and future products to determine compliance with safety standards, quality and durability, response to environmental conditions and user wear and tear. At its 15 customer-dedicated product engineering centers, specific program applications are developed and tested. Benchmarking studies are also conducted to aid in developing innovative interior design features. The Company has also made substantial investments to upgrade its advanced computer-aided engineering ("CAE") and computer-aided design/computer-aided manufacturing ("CAD/CAM") systems. Several tools recently added to electronically create a product and evaluate its performance include advanced design modeling software, dynamic crash simulation, linear and non-linear finite element analysis and solids modeling. In addition, the Company has developed a program management process to ensure that customers' expectations are met. The proprietary "Visions" program allows Lear to manage all aspects of product development. The process ensures that employees, customers and suppliers of the Company work as a team to deliver high quality, cost-effective products on a timely basis.

     - Lean Manufacturing Philosophy. Lear's "lean manufacturing" philosophy seeks to eliminate waste and inefficiency in its own operations and in those of its customers and suppliers. The Company believes that it provides superior quality automotive interior products at lower costs than the OEMs. The Company, whose seating facilities are linked by computer directly to those of its suppliers and customers, receives components from its suppliers on a JIT basis, and delivers seat systems and components to its customers on a sequential JIT basis, which provides products to an OEM's manufacturing facility in the color and order in which the products are used. The process minimizes inventories and fixed costs for both the Company and its customers and enables the Company to deliver products on as little as 90 minutes' notice. For the year ended December 31, 1995, the Company's overall annual inventory turnover rate was 30 times and up to 200 times in the case of certain of the Company's JIT plants. The Company also minimizes fixed costs by using existing suppliers to the OEMs and the OEMs themselves for certain components. In cases where one of the Company's seating manufacturing facilities is underutilized, the Company is able to redistribute products to increase facility utilization. The JIT seat manufacturing facilities are strongly complemented by AI's manufacturing facilities, with their vast array of manufacturing processes. AI has historically added value to its customers by being a "one-stop-shop" for OEMs interior trim needs. This objective has been achieved by offering a wide variety of manufacturing solutions to satisfy their customers' needs.

     - Global Presence. In 1995, almost one half of total worldwide vehicle production occurred outside of North America and Western Europe. Due to significant cost savings and improved product quality and consistency, OEMs have increasingly required their suppliers to manufacture seat systems and other components in multiple geographic markets. By expanding its operations outside the United States in the early 1990's, through Lear's expansion into Western Europe and currently through the Company's expansion into emerging markets, Lear has sought to provide its products on a global basis to its OEM customers. A global market presence also affords Lear some protection against cyclical downturns in any single market. For the year ended December 31, 1995, approximately 52% of the Company's sales were outside the United States.
During 1995, in furtherance of its global expansion strategy, the Company entered into three joint ventures and expanded its wholly-owned operations into a new country. The first joint venture agreement was with an affiliate of Industria Espanola del Polieter, S.A. ("INESPO"), a Spanish corporation, to supply seat systems in Brazil for the Volkswagen Gol. The Company also entered into a joint venture agreement with Grupo R.B., the largest independent automotive supplier in Argentina, to supply seat systems to Volkswagen in Argentina for the Gol and the Cordoba models and with Trambusti, a Brazilian company, to supply seat systems to Fiat in Brazil for the 178 World Car, the Tempra, and several light trucks. In addition, Lear further expanded its presence internationally by opening a facility in South Africa to provide seats to BMW.

     - Growth Through Strategic Acquisitions. Strategic acquisitions have been, and management believes will continue to be, an important element in the Company's growth worldwide and in its efforts to capitalize on automotive industry trends described above. The Company's recent acquisitions have expanded its OEM customer base and worldwide presence and enhanced its relationships with existing customers. The AI acquisition has also given the Company a significant presence in the non-seating segment of the automobile and light truck interior market. The Company believes that these markets hold significant growth potential for Lear because currently there is no dominant supplier of these products and they are just beginning to experience the outsourcing and consolidation trends that have contributed to the expansion of the seat systems industry since the early 1980's. The Company will continue to consider strategic acquisitions that expand its global presence, enhance its technological capabilities or represent an outsourcing opportunity.

RECENT ACQUISITIONS

     To supplement its internal growth and implement its business strategy, the Company has made several strategic acquisitions since 1990. The following is a summary of recent major acquisitions:

Automotive Industries (AI) Acquisition

     In August 1995, AIHI Acquisition Corp., a wholly-owned subsidiary of Lear, acquired all the outstanding common stock of AI and subsequently merged with and into AI. The aggregate purchase price for the acquisition of Automotive Industries (the "AI acquisition") was $885.0 million (including the assumption of $250.5 million of AI's existing indebtedness and fees and expenses of $18.1 million). These funds were provided by borrowings under the Company's senior revolving credit facility with a syndicate of lenders. See Notes 5 and 10 to the Company's Consolidated Financial Statements included in this Report.

     The acquisition of AI, a leading designer and manufacturer of high quality interior trim systems and blow molded parts to automobile and light truck manufacturers, made Lear the largest independent Tier I supplier of automotive interior systems in the North American and Western European light vehicle interior market. In addition to significantly increasing the Company's potential market, management believes that the AI acquisition provides Lear with a competitive advantage as OEMs continue to reduce their supplier base while demanding improved quality and additional Tier I services. In this regard, management believes that OEM's will increasingly ask their lead interior suppliers to fill the role of "Systems Integrator" to manage the design, purchasing and supply of the total automobile interior. As a result of the AI acquisition, Lear is well-positioned to fill this role.

     Prior to its acquisition by Lear, Automotive Industries itself augmented its substantial internal growth with selected strategic acquisitions. The acquisitions allowed AI to expand its interior trim systems product capabilities and substantially increased AI's ability to provide advanced design, engineering and program management services to its customers. At the same time, they increased AI's global presence and provided AI access to new customers and new technologies. As a division of Lear, it is anticipated that AI will continue to consider strategic acquisitions as a means to further growth.

FSB Acquisition

     On December 15, 1994, the Company, through its wholly-owned subsidiary, Lear Seating Italia Holdings, S.r.L., purchased from Gilardini S.p.A. ("Gilardini"), a subsidiary of Fiat, all the shares of SEPI S.p.A. ("SEPI"), the primary automotive seat systems supplier to Fiat. SEPI and its wholly-owned subsidiary, SEPI Sud S.p. A. ("SEPI Sud"), operate eight facilities in Italy producing automotive seat systems for 85% of Fiat's Italian vehicle production under the Fiat, Lancia, Alfa Romeo and Ferrari nameplates as well as seat frames for certain Fiat models for which SEPI and SEPI Sud do not supply the seat systems (collectively the "FSB acquisition"). In connection with this acquisition, Lear also acquired from Gilardini interests in seat systems and seat covers businesses in Poland, Spain and Turkey. Lear and Fiat also entered into a long-term supply agreement for Lear to produce all outsourced automotive seat systems for Fiat and affiliated companies worldwide.

     The acquisition of the Fiat Seat Business (the "FSB") not only established Lear as the market leader in automotive seat systems in Europe, but combined with its leading position in North America, made Lear the largest automotive seat systems manufacturer in the world. In addition, it gave the Company access to rapidly expanding markets in South America and has resulted in the formation of new joint ventures which will supply automotive seat systems to Fiat or its affiliates in Brazil and Argentina.

NAB Acquisition

     On November 1, 1993, Lear significantly strengthened its position in the North American automotive seating market by purchasing the North American seat cover and seat systems business (the "NAB") of Ford Motor Company. The NAB consists of an integrated United States and Mexican operation which produces seat covers for approximately 80% of Ford's North American vehicle production (as well as for several independent suppliers) and manufactures seat systems for certain Ford models. The acquisition of the NAB (the "NAB Acquisition") included the machinery, equipment, real property and other assets used in the operations of the NAB as well as all of the issued and outstanding capital stock of Favesa S.A. de C.V., a maquiladora operation located in Juarez, Mexico.

     Prior to the NAB Acquisition, the Company outsourced a significant portion of its seat cover requirements. The expansion of the Company's seat cover business has provided Lear with better control over the costs and quality of one of the critical components of a seat system. In addition, by virtue of the NAB Acquisition, the Company was able to enhance its relationship with one of its largest OEM customers, entering into a five year supply agreement with Ford covering models for which the NAB had produced seat covers and seat systems at the time of the acquisition. The Company also assumed during the term of the supply agreement primary engineering responsibility for a substantial portion of Ford's car models, providing Lear with greater involvement in the planning and design of seat systems and related products for future light vehicle models.

PRODUCTS

     Lear's products have evolved from the Company's many years of experience in the seat frame market where it has been a major supplier to General Motors and Ford since its inception in 1917. The seat frame has structural and safety requirements which make it the basis for overall seat design and was the logical first step to the Company's emergence as a dominant supplier of entire seat systems. With the acquisition of Automotive Industries, the Company has expanded its product offerings and can now provide customers with interior trim systems and components such as door panel and overhead systems, quarter panels, package trays, armrests, sunvisors, headliners and consoles. Through its AI Division, the Company also produces a variety of blow molded products and other automotive components such as fluid reservoirs, fuel tank shields, exterior airdams, front grille assemblies, engine covers, battery trays/covers and insulators. Lear believes that as OEMs continue to seek ways to improve vehicle quality while simultaneously reducing the costs of the various vehicle components, they will increasingly look to suppliers such as Lear with the capability to engineer, design and deliver products for a complete vehicle interior.

     The market for seat systems developed as a result of North American automobile manufacturers' need to restructure assembly plant methods in response to vigorous foreign competition in the early 1980's. The Company was positioned to take advantage of this growing market through its long standing relationships with customers. These relationships have been fostered through the Company's performance in seat frame manufacturing over the years and its demonstrated ability to supply and manage total seat systems. The Company believes that its position in the seat systems market will improve as seats with advanced features become an increasingly important criterion for distinguishing between competing vehicle models. Moreover, with the acquisition of Automotive Industries, the Company believes it has tremendous cross-selling opportunities across both customers and vehicle platforms and is well-positioned to be the world's leading interior systems integrator.

     The following is the approximate composition by product category of the Company's net sales in the year ended December 31, 1995, after giving pro forma effect to the AI acquisition: 71% seat systems; 16% interior trim products and other; 13% seat components.

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

     As a result of its product technology and product design strengths, the Company can provide ergonomic designs which offer styling flexibility at low cost. In addition, the Company is able to incorporate many convenience features and safety improvements into its seat designs, such as storage armrests, rear seat fold down panels, integrated restraint systems, child restraint seats, and side impact air bags.

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

     - Seat Components. Lear produces seat covers at its Fairhaven, Michigan and Saltillo, Mexico facilities, which deliver seat covers primarily to other Company plants. In addition, the Company is producing approximately 80% of the seat covers for Ford's North American vehicles. The Company's major external customers for seat covers are Ford and other independent seat systems suppliers. The expansion of the Company's seat cover business allows the Company better control over the costs and quality of one of the critical components of a seat system. Typically, seat covers comprise approximately 30% of the aggregate cost of a seat system.

     Lear produces steel and aluminum seat frames for passenger cars and light and medium trucks. Seat frames are primarily manufactured using precision stamped, tubular steel and aluminum components joined together by highly automated, state-of-the-art welding and assembly techniques. The manufacture of seat frames must meet strict customer specified safety standards. The Company's seat frames are either delivered to its own plants where they become part of a completed seat that is sold to the OEM customer, to customer-operated assembly plants or to other independent seating suppliers where they are used in the manufacture of assembled seating systems. The Company's product development engineers continue to advance its technological position with such innovative material applications as magnesium and plastic frames and new seat designs which dramatically reduce seat weight while increasing usable automotive vehicle interior space or increasing safety.

     The Company designs and manufactures plastic storage armrests and other plastic components for inclusion in seat systems at its plant in Mendon, Michigan. Vehicles in which these components are found include the Dodge Ram Pick-up Truck, the Ford F-Series Pick-up Truck, the Ford Taurus, the Mercury Sable, the GMC C/K Pickup Truck, the Buick LeSabre and the Oldsmobile Delta 88. The Company also manufactures decorative, painted and assembled injection molded components at its Mendon, Michigan facility that are used in automotive vehicle interiors.

     - Interior Trim Products. With the acquisition of AI, Lear has expanded its product offerings to include a variety of interior trim systems and components as well as blow molded plastic parts. The primary interior trim products are described below:


- Complete door panel assemblies            - Seatbacks
- Armrests and consoles                     - Windshield washer
                                              reservoirs
- Custom injection molded interior trim     - Fuel tank shields
  including "A," "B" and "C" pillars,       - Coolant reservoirs
  cowl panels, scuff plates, trunk liners   - Front grille assemblies
  and quarter panels                        - HVAC ducts
- Sun visors                                - Interior insulators
- Headliners and package trays              - Hood insulators
- Appliques and bolsters                    - Engine shrouds
- Load floors                               - Air intake ducts
- Spare tire covers                         - Exterior air dams
                                            - Vapor canisters

     The core technologies used in the AI Division's interior trim systems include injection molding, low-pressure injection molding, rotational molding and urethane foaming, compression molding of Wood-Stock(TM) (a proprietary process that combines polypropylene and wood flour), glass reinforced urethane and a proprietary headliner process. One element of the AI Division's strategy is to focus on more complex, value-added products such as door panel systems and armrests. The AI Division delivers these integrated systems at attractive prices to the customer because certain services such as design and engineering and sub-assembly are provided more cost efficiently by AI.

     Door panel systems and armrests represent the AI Division's most complex products. A door panel consists of several component parts that are attached to a base molded substrate by various methods. Specific components include vinyl- or cloth-covered appliques, armrests, radio speaker grilles, map pocket compartments or carpet and sound reducing insulation. Upon assembly, each component must fit precisely, with a minimum of misalignment or gap, and must match the color of the base substrate. Armrests are produced by either rotational molding or injection molding of a vinyl covering and are then combined with an insert and filled with a resilient polyurethane foam to produce the finished product.

     The AI Division produces a variety of blow molded products. In contrast to AI's interior systems products, blow molded products require little assembly. However, the manufacturing process for such parts demands considerable expertise in order to consistently produce high-quality products. Blow molded parts are produced by extruding a shaped parison or tube of plastic material and then clamping a mold around the parison. High pressure air is introduced into the tube causing the hot plastic to take the shape of the surrounding mold. The part is removed from the mold after cooling and finished by trimming, drilling and other operations.

     The combined pressures of cost reduction and fuel economy enhancement have caused automotive manufacturers to concentrate their efforts on developing and employing lower cost, lighter materials. As a result, plastic content in cars and light trucks has grown significantly. Plastics are now commonly used in such nonstructural components as interior and exterior trim, door panels, instrument panels, grilles, bumpers duct systems, taillights and fluid reservoirs. Increasingly, automobile content requires large plastic injection molded assemblies for both the interior and exterior. For interior trim applications, substitution of plastics for other materials is largely complete, and little growth through substitution is expected. However, further advances in injection molding technologies are improving the performance and appearance of parts molded in reinforced thermoplastics.

MANUFACTURING

     All of the Company's seating plants use JIT manufacturing techniques, and most of the Company's seating related products are delivered to the OEMs on a JIT basis. The JIT concept, first broadly utilized by Japanese automobile manufacturers, is the cornerstone of the Company's manufacturing and supply strategy. This strategy involves many of the principles of the Japanese system, but was redeveloped for compatibility with the greater volume requirements and geographic distances of the North American market. The Company first developed JIT operations in the early 1980s at its seat frame manufacturing plants in Morristown, Tennessee and Kitchener, Ontario, Canada. These plants previously operated under traditional manufacturing practices, resulting in relatively low inventory turnover rates, significant scrap and rework, a high level of indirect labor costs and long production set-up times. As a result of JIT manufacturing techniques, the Company has been able to consolidate plants, increase capacity and significantly increase inventory turnover, quality and productivity.

     The JIT principles first developed at Lear's seat frame plants in 1983 were next applied to the Company's growing seat systems business and have now evolved to SPD principles. The Company's seating plants are typically no more than 30 minutes or 20 miles from its customers' assembly plants and manufacture seats for delivery to the customers' facilities in as little as 90 minutes. Orders for the Company's seats are received on a weekly basis, pursuant to blanket purchase orders for annual requirements. These orders detail the customers' needs for the ensuing week. In addition, constant computer and other communication is maintained between personnel at the Company's plants and personnel at the customers' plants to keep production current with the customers' demand.

     Seat assembly techniques fall into two major categories, traditional assembly methods (in which fabric is affixed to a frame using Velcro, wire or other material) and more advanced bonding processes. There are two bonding techniques employed by the Company, the Company's patented SureBond process, a technique in which fabric is affixed to the underlying foam padding using adhesives, and the Company's licensed foam-in-place process, in which foam is injected into a fabric cover. The SureBond process has several major advantages when compared to traditional methods, including design flexibility, increased quality and lower cost. The SureBond process, unlike alternative bonding processes, results in a more comfortable seat in which air can circulate freely. The SureBond process, moreover, is reversible, so that seat covers that are improperly installed can be removed and repositioned properly with minimal materials cost. In addition, the SureBond process is not capital intensive when compared to competing technologies. Approximately one-third of the Company's seats are manufactured using the SureBond process.

     The seat assembly process begins with pulling the requisite components from inventory. Inventory at each plant is kept at a minimum, with each component's requirement monitored on a daily basis. This allows the plant to devote the maximum space to production, but also requires precise forecasts of the day's output. Seats are assembled in modules, then tested and packaged for shipment. The Company operates a specially designed trailer fleet that accommodates the off-loading of vehicle seats at the assembly plant.

     The Company's AI Division uses numerous manufacturing processes. AI's manufacturing processes include numerous molding, bonding, trimming and finishing processes. The wide variety of manufacturing processes help to satisfy their customers' different cost and functionality specifications. AI's ability and experience in producing interior products for such a vast array of applications enhances the Company's ability to provide total interior solutions to OEMs globally. In addition, the Company intends to integrate into its interior trim facilities some of the JIT principles used at its seating facilities.

     The Company obtains steel, aluminum and foam chemicals used in its seat systems from various producers under various supply arrangements. The principal raw materials used in the production of polyurethane foam used in seating are polyol (poly oxyalkylene) and TDI (toluene discyanate). These materials are supplied under various arrangements with major chemical companies and are readily available. Leather, fabric and purchased components are generally purchased from various suppliers under contractual arrangements usually lasting no longer than one year. Some of the purchased components are obtained through the Company's own customers. The principal purchased components for interior trim systems are polyethylene and polypropylene resins which are purchased under long-term agreements and are available from multiple suppliers.

CUSTOMERS

     Lear serves the worldwide automobile and light truck manufacturers, which produces approximately 50 million vehicles annually. The Company's OEM customers currently include General Motors, Ford, Fiat, Chrysler, Volvo, Saab, Opel, Jaguar, Volkswagen, Audi, BMW, Rover, Honda USA, Daimler-Benz, Mitsubishi, Mazda, Toyota, Subaru, Nissan, Isuzu, Peugeot, Porsche, Renault, and Suzuki. During the year ended December 31, 1995, General Motors and Ford, the two largest automobile and light truck manufacturers in the world, accounted for approximately 34% and 33%, respectively, of the Company's net sales. For additional information regarding customers, foreign and domestic operations and sales, see Note 17, "Geographic Segment Data," to the Consolidated Financial Statements of the Company included in this Report.

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

     The Company's sales of value-added assemblies and component systems have increased as a result of the decision by most OEM's to reduce their internal engineering and design resources. In recent years, the Company has significantly increased its capacity to provide complete engineering and design services to support its product line. Because assembled parts such as door panels, armrests and consoles need to be designed at an early stage in the development of new automobiles or model revisions, the Company is increasingly given the opportunity to participate earlier in the product planning process. This has resulted in opportunities to add value by furnishing engineering and design services and managing the sub-assembly process for the manufacturer, as well as providing the broader range of parts that are required for the assembly.

     The Company has implemented a program of dedicated teams consisting of interior trim and seat system personnel who are able to meet all of a customer's interior needs. These teams provide a single interface for Lear's customers and avoid duplication of sales and engineering efforts. As innovative designs are developed which integrate components into a single unit, the potential to provide the Company's customers with additional cost and time savings should significantly increase.

     The Company receives blanket purchase orders from its customers that normally cover annual requirements for its products to be supplied for a particular vehicle model. Such supply relationships typically extend over the life of the model, which is generally four to seven years, and do not require the purchase by the customer of any minimum number of seats. Although such purchase orders may be terminated at any time, the Company does not believe that any of its customers have terminated a material purchase order prior to the end of the life of a model. The primary risk to the Company is that an OEM will produce fewer units of a model than anticipated. In order to reduce its reliance on any one model, the Company produces complete interior systems and components for a broad cross-section of both new and more established models.

     The Company's sales for the year ended December 31, 1995 were comprised of the following vehicle categories: 41% light truck; 23% mid-size; 15% compact and other; 12% luxury/sport; and 9% full-size. The following table presents an overview of the major vehicle models for which the Company or its affiliates produce seat systems, interior trim systems or other components and the locations of such production:

                            UNITED STATES AND CANADA


BMW:                        FORD:                        GENERAL MOTORS:              GENERAL MOTORS (CONT):
3 Series                    Ford Aerostar                Buick Century                Oldsmobile Cutlass Supreme
Z3                          Ford Bronco                  Buick LeSabre                Oldsmobile Eurosport
                            Ford Contour                 Buick Park Avenue            Oldsmobile Silhouette
GENERAL MOTORS /SUZUKI:     Ford Crown Victoria          Buick Regal                  Pontiac Bonneville
Geo Metro                   Ford Econoline/Club Wagon    Buick Riviera                Pontiac Firebird
Geo Tracker                 Ford Escort                  Buick Skylark                Pontiac Grand Am
Suzuki Sidekick             Ford Explorer                Cadillac DeVille/Concours    Pontiac Grand Prix
Suzuki Swift                Ford F-Series Pick-up Truck  Cadillac Eldorado            Pontiac Sunfire
                            Ford Mustang LX              Chevrolet Astro              Pontiac Transport
CHRYSLER:                   Ford Probe                   Chevrolet Beretta            Saturn SC
Chrysler Cirrus             Ford Ranger                  Chevrolet Blazer             Saturn SL
Chrysler Concorde           Ford Ranger Supercab/STX     Chevrolet C/K Pick-up Truck
Chrysler LeBaron            Ford Taurus                  Chevrolet Camaro             HONDA:
Chrysler LHS                Ford Taurus SHO              Chevrolet Cavalier           Accord
Chrysler Sebring            Ford Thunderbird             Chevrolet Corsica            Civic
Chrysler Town & Country     Ford Thunderbird SC          Chevrolet Corvette           Passport
Dodge Avenger               Ford Windstar Minivan        Chevrolet/GMC G-Van
Dodge Caravan               Lincoln Continental          Chevrolet Kodiak             MAZDA:
Dodge Dakota Pick-up Truck  Lincoln Mark VIII            Chevrolet Lumina/Van         626
Dodge Intrepid              Lincoln Town Car             Chevrolet Monte Carlo        B2000
Dodge Neon                  Mercury Cougar               Chevrolet Sport Van/Van      MX6
Dodge Ram Pick-up Truck     Mercury Grand Marquis        Chevrolet/GMC Suburban
Dodge Ram Van               Mercury Mystique             Chevrolet Tahoe/GMC Yukon    MITSUBISHI:
Dodge Ram Wagon             Mercury Sable                GMC 10-30,15-35              Eclipse
Dodge Viper                 Mercury Tracer               GMC C/K Pick-up Truck        Gallant
Eagle Talon                 Mercury Villager             GMC Rally/Vandura
Jeep Cherokee                                            GMC Safari                   NISSAN:
Jeep Grand Cherokee         SUBARU/ISUZU:                GMC Top Kick                 King Cab Pick-up Truck
Jeep Wrangler               Isuzu Rodeo                  Oldsmobile 88                Quest
Plymouth Neon               Subaru Legacy                Oldsmobile 98                Sentra
Plymouth Voyager                                         Oldsmobile Achieva
                                                         Oldsmobile Aurora            TOYOTA:
                                                         Oldsmobile Ciera             Camry

                                                    MEXICO
                                                    ------
BMW:                        FORD:                        GENERAL MOTORS:              NISSAN:
3 Series                    Ford Contour                 Chevrolet Cavalier           Pick-up
                            Ford Escort                  Chevrolet C/K Pick-up Truck  Tsuru
CHRYSLER:                   Ford F-Series                Chevrolet Tahoe/GMC Yukon
Chrysler Cirrus             Mercury Mystique             Opel Corsa                   VOLKSWAGEN:
Dodge Neon                  Mercury Tracer               Pontiac Sunfire              Golf
Dodge Ram                                                                             Jetta
JX Convertible                                                                        Derby
Plymouth Neon                                                                         GPA Minivan

                                         EUROPE
                                         ------
ALFA ROMEO:               FIAT (CONT):            LANCIA:       ROVER (CONT):
Alfa 145/146              Punto                   Dedra         Metro
Alfa 155                  Tempra                  Delta         MGA
Alfa 164                  Tipo                    Kappa         Mini
Coupe                     Uno                     Thema         R3
Spider                                            Y11           Range Rover
                          FORD:
AUDI:                     Escort                  MERCEDES:     SAAB:
A Series                  Fiesta                  200 Series    Saab 900
B Series                  Mondeo                  C-Class       Saab 900 Cabriolet
                          Scorpio                 E-Class       Saab 9000
BMW:                                              S-Class
3 Series                  GENERAL MOTORS - OPEL:                TOYOTA:
5 Series                  Astra                   PORSCHE:      Carina
                          Corsa/Van               911           Corolla
CHRYSLER:                 Omega                   928
Voyager Eurostar          Vectra                  968           VOLVO:
                                                                800 Series
DINA:                     HONDA:                  RENAULT:      900 Series
Heavy Truck               Accord                  Cabrio
                          Civic                                 VOLKSWAGEN:
FIAT:                                             ROVER:        Golf
126                       JAGUAR:                 200/New 400   Passat
500                       XJS                     400/Saloon    Taro
Barchetta                 X300                    600           Transit
Brava/Bravo               X330                    800           Transporter T4
Coupe 500                                         Discovery     T-4 Multivan
Croma                     MAN:                    Land Rover    Viento
Ducato X230               Heavy Truck             Maestro

                                             OTHER
                                             -----
FIAT (SOUTH AMERICA):     GENERAL MOTORS -        GENERAL MOTORS OPEL:        VOLKSWAGEN:
178                       HOLDEN (AUSTRALIA):     S-10 Blazer (Indonesia)     Gol (Brazil, Argentina)
Brava/Bravo               Acclaim
Fiorino                   Berlina                 BMW (SOUTH AFRICA):         VOLVO (THAILAND):
Tempra                    Caprice                 3 Series                    800 Series
Uno                       Commodore                                           900 Series
                          Statesman

     Because of the economic benefits inherent in outsourcing to suppliers such as Lear and the costs associated with reversing a decision to purchase seat systems and other interior systems and components from an outside supplier, the Company believes that automobile manufacturers' level of commitment to purchasing seating and other interior systems and components from outside suppliers, particularly on a JIT basis, will increase. However, under the contracts currently in effect in the United States between each of General Motors, Ford and Chrysler with the UAW, in order for any of such manufacturers to obtain components that it currently produces itself from external sources, it must first notify the UAW of such intention. If the UAW objects to the proposed outsourcing, some agreement will have to be reached between the UAW and the OEM. Factors that will normally be taken into account by the UAW and the OEM include whether the proposed new supplier is technologically more advanced than the OEM, cost and whether the OEM will be able to reassign union members whose jobs are being displaced to other jobs within the same factories. As part of its long-term agreement with General Motors, the Company operates its Grand Rapids, Michigan, Rochester Hills, Michigan, Wentzville, Missouri and Lordstown, Ohio facilities with General Motors employees and reimburses General Motors for the wages of such employees on the basis of the Company's employee wage structure. The Company enters into these arrangements to enhance its relationship with its customers.

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

     As a result of the Company's worldwide customer base and the global expansion of its operations, a significant portion of the Company's revenues and expenses are denominated in currencies other than U.S. dollars and therefore, fluctuations in exchange rates could have significant effects on the Company's results of operations.

MARKETING AND SALES

     Lear markets its products by maintaining strong relationships with its customers fostered during its 78-year history through strong technical and product development capabilities, reliable delivery of high quality products, strong customer service, innovative new products and a competitive cost structure. Close personal communications with automobile manufacturers are an integral part of the Company's marketing strategy. Recognizing this, the Company is organized into six independent divisions, each with the ability to focus on its own customers and programs and each having complete responsibility for the product, from design to installation. By moving the decision-making process closer to the customer, and instilling a philosophy of "cooperative autonomy," the Company is more responsive to, and has strengthened its relationships with, its customers. Automobile manufacturers have increasingly reduced the number of their suppliers as part of a strategy of purchasing systems rather than individual components. This process favors suppliers like Lear with established ties to OEMs and the demonstrated ability to adapt to the new competitive environment in the automotive industry.

     The Company's sales are originated entirely by its sales staff. This marketing effort is augmented by design and manufacturing engineers who work closely with automobile manufacturers from the preliminary design to the manufacture and supply of seating systems or interior components.
Manufacturers have increasingly looked to suppliers like the Company to assume responsibility for the introduction of product innovation, shorten the development cycle of new models, decrease tooling investment and labor costs, reduce the number of costly design changes in the early phases of production and improve interior comfort and functionality. Once the Company is engaged to develop the design for the seat or interior components of a specific vehicle model, it is also generally engaged to supply these items when the vehicle goes into production. The acquisition of AI gives Lear the ability to provide total interior systems, not just components, to the OEMs. The Company has devoted substantial resources toward improving its engineering and technical capabilities and developing technical centers in the United States and in Europe. The Company has also developed full-scope engineering capabilities, including all aspects of safety and functional testing and comfort assessment. In addition, the Company has established various remote engineering sites in close proximity to several of its OEM customers to enhance customer relationships and design activity.

TECHNOLOGY

     Lear conducts advanced product design development at its technical centers in Southfield, Michigan, Rochester Hills, Michigan and Turin, Italy and at 15 worldwide product engineering centers. At these centers, the Company tests its products to determine compliance with applicable safety standards, the products' quality and durability, response to environmental conditions and user wear and tear. In the past, the Company has developed a number of designs for innovative seat features which it has patented, including ergonomic features such as adjustable lumbar supports and bolster systems and adjustable thigh supports.

     In addition, the Company incorporates many convenience, comfort and safety features into its seat designs, including storage armrests, rear seat fold down panels, integrated restraint systems and child restraint seats. The Company has recently invested to further upgrade its CAE and CAD/CAM systems, including three-dimensional color graphics, customer telecommunications and direct interface with customer CAD systems. Research and development costs incurred in connection with the development of new products and manufacturing methods, to the extent not recoverable from the customer, are charged to operations as incurred. Such costs amounted to approximately $53.3 million, $21.9 million, and $16.2 million for the years ended December 31, 1995, 1994 and 1993.

     Lear uses its patented SureBond process (the patent for which has approximately 8 years remaining) in bonding seat cover materials to the foam pads used in certain of its seats. The SureBond process is used to bond a pre-shaped cover to the underlying foam to minimize the need for sewing and achieve new seating shapes, such as concave shapes, which were previously difficult to manufacture.

     The Company, through its wholly-owned subsidiary, Progress Pattern Corp. ("Progress Pattern"), produces patterns and tooling for use in the automotive casting industry. Its capabilities include foundry and vacuum form tooling, porous mold design and lost foam tooling production. The Progress Pattern operation is also integral to the Company's seating design programs, including independent product design and development, contract design, engineering services, manufacturing feasibility and engineering cost studies. Progress Pattern also manufactures production tooling for the Company's plastic and foam molding operations. In addition to providing support for the Company's continuing seat design, Progress Pattern provides services to its own customers, including Ford and General Motors. For example, it produced the casting tooling for the General Motors Saturn engine.

     Through its AI Division, the Company has virtually all technologies and manufacturing processes available for interior trim and under-the-hood applications. The manufacturing processes include, among other things, high and low pressure injection molding, vacuum forming, blow molding, soft foam molding, heat staking, water jet cutting, vibration welding, ultrasonic welding, and robotic painting. This wide range of capabilities allows the Company to assist its customers in selecting the technologies that are the most cost effective for each application. Combined with its design and engineering capabilities, AI provides comprehensive support to its OEM suppliers from product development to production.

     The Company holds a number of mechanical and design patents covering its products and has numerous applications for patents currently pending. In addition, the Company holds several trademarks relating to various manufacturing processes. The Company also licenses its technology to a number of seating manufacturers.

     The Company has and will continue to dedicate resources to research and development to maintain its position as a leading developer of technology in the automotive interior industry.

JOINT VENTURES AND MINORITY INTERESTS

     The Company conducts a portion of its business through joint ventures in order to facilitate the exchange of technical information and the establishment of business relationships with foreign automakers. In connection with the FSB Acquisition, the Company obtained a 49% interest in Industrias Cousin Freres, S.L., a Spanish joint venture with Bertrand Faure S.A. which produces seat components, and a 35% interest in Markol Otomotiv Yan Sanayi Ve Ticart, a Turkish joint venture which proposes to produce seat systems for Tofas, a Fiat Affiliate, and seat covers for certain of the Company's Italian subsidiaries. As part of the Company's effort to procure business in the Asia-Pacific market, the Company holds a 49% interest in Lear Seating Thailand Corporation. The Company also participates in joint ventures with NHK Spring Co., Ltd. of Japan and certain other foreign automotive component suppliers. In connection with the purchase of Automotive Industries, the Company obtained a 40% interest in Interiores Automotrices Summa, S.A. de C.V., a Mexican joint venture, and a 33% interest in Guildford Kast Plastifol Ltd., a United Kingdom joint venture, both of which produce interior trim parts for automobiles. During 1995, the Company entered into three new joint venture agreements. The first joint venture agreement was with an affiliate of Industria Espanola del Polieter, S.A. ("INESPO"), a Spanish corporation, to supply seat systems in Brazil for the Volkswagen Gol. The Company also entered into a joint venture agreement with Grupo R.B., the largest independent automotive supplier in Argentina, to supply seat systems to Volkswagen in Argentina for the Gol and the Cordoba models and with Trambusti, a Brazilian company, to supply seat systems to Fiat in Brazil for the 178 World Car, the Tempra, and several light trucks.

COMPETITION

     Lear is one of the two primary suppliers in the outsourced North American seat systems market. The Company's main independent competitor is Johnson Controls, Inc., and it competes, to a lesser extent, with Douglas & Lomason Company and Magna International, Inc. The Company's major independent competitors in Europe, besides Johnson Controls, Inc., are Bertrand Faure (headquartered in France) and Keiper Recaro (headquartered in Germany). The Company's primary independent competitors in the interior trim and blow molded product industries include Davidson Interior Trim (a division of Textron), UT Automotive (a subsidiary of United Technologies), Prince Corporation, The Becker Group and a large number of smaller operations. The Company also competes with the OEM's in-house seat system and automotive interior suppliers. The Company competes on the basis of technical expertise, reliability, quality and price. The Company believes its technical resources, product design capabilities and customer responsiveness are the key factors that allow it to compete successfully in the automotive interior market.

SEASONALITY

     Lear's principal operations are directly related to the automotive industry. Consequently the Company may experience seasonal fluctuation to the extent automotive vehicle production slows, such as in the summer months when plants close for model year changeovers and vacation. Historically, the Company's sales and operating profit have been the strongest in the second and fourth calendar quarters. Net sales for the year ended December 31, 1995 by calendar quarter broke down as follows: first quarter, 22%; second quarter, 24%; third quarter, 23%; and fourth quarter, 31%. See Note 18, "Quarterly Financial Data," of the notes to the consolidated financial statements included in this Report.

EMPLOYEES

     As of December 31, 1995, the Company employed approximately 16,100 persons in the United States and Canada, 11,600 in Mexico, 7,900 in Europe. Of these, about 5,300 are salaried employees and the balance are paid on an hourly basis. Approximately 24,000 of the Company's employees are members of unions. The Company has collective bargaining agreements with several unions including:
the UAW; the Canadian Auto Workers; the Textile Workers of Canada; the Confederation of Mexican Workers; the International Brotherhood of Teamsters, Chauffeurs, Warehousemen, and Helpers of America; the International Association of Machinists and Aerospace Workers; and the AFL-CIO. Each of the Company's facilities has a separate contract with the union which represents the workers employed there, with each such contract having an expiration date independent of the Company's other labor contracts. The Company has experienced some labor disputes at its plants, none of which has significantly disrupted production or had a materially adverse effect on its operations. The Company has been able to resolve all such labor disputes and believes its relations with its employees are generally good.

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

                               ITEM 2  PROPERTIES

     The Company's operations are conducted through 107 facilities, including 89 manufacturing facilities, 15 product engineering centers and 3 research and development centers, in 18 countries employing approximately 35,600 people worldwide. The Company's management is headquartered in Southfield, Michigan. Of the 107 facilities, 49 are seat manufacturing facilities, 9 are seat component facilities, 31 are interior trim product facilities, and 18 are engineering centers. The facilities range in size from 10,000 square feet to 500,000 square feet. Substantially all owned facilities secure borrowings under the Company's various debt agreements.

     The Company's facilities are located in appropriately designed buildings which are kept in good repair with sufficient capacity to handle present volumes. The Company has designed its seat system facilities to provide for efficient JIT manufacturing of its products. No facility is materially underutilized. Of the 107 facilities, 60 are owned and 47 are leased with expiration dates ranging from 1996 through 2005. Management believes substantially all of the Company's property and equipment is in good condition and that it has sufficient capacity to meet its current and expected manufacturing and distribution needs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company Capital Expenditures."

     The following table summarizes the locations of the Company's facilities:


Argentina       Germany       Poland             United States (continued)
---------       -------       ------             -------------------------
Buenos Aires    Ebersberg     Myslowice          Greencastle, IN
                Eisenach      Tychy              Hammond, IN
Australia       Gustavsburg                      Huron, OH
---------
Adelaide        Munich        South Africa       Janesville, WI
                              ------------
Brooklyn        Plattling     Brits              Lebanon, VA
                Quakenbruck                      Lorain, OH
Austria         Rietberg      Spain              Lordstown, OH
-------                       -----
Koflach                       Pamploma           Louisville, KY
                Hong Kong                        Luray, VA
                ---------
Brazil          Wanchai       Sweden             Madisonville, KY
------                        ------
Belo Horizante                Bengtsfors         Marlette, MI
Sao Paolo       Indonesia     Trollhattan        Marshall, MI
                ---------
                Jakarta                          Mendon, MI
Canada                        Thailand           Mequon, MI
------                        --------
Ajax            Italy         Bangkok            Midland, MI
                -----
Kitchener       Bruino                           Morristown, TN
Maple           Caivano       Turkey             Rochester Hills, MI
                              ------
Oakville        Frosinone     Bursa              Romulus, MI
St. Thomas      Grugliasco                       Sheboygan, WI
Whitby          Melfi         United States      Southfield, MI
                              -------------
Woodstock       Novara        Allen Park, MI     Strasburg, VA
                Orbassano     Atlanta, GA        Warren, MI
England         Pozzilli      Bowling Green, OH  Warren, OH
-------
Coventry                      Bridgeton, MO      Wentzville, MO
Lancashire      Mexico        Clawson, MI        Winchester, VA
                ------
Nottingham      Cuautitlan    Dearborn, MI
Tipton          Hermosillo    Detroit, MI
                La Cuesta     Duncan, SC
France          Naucalpan     El Paso, TX
------
Meaux           Puebla        Fair Haven, MI
Paris           Ramos Arizpe  Fenton, MI
                Rio Bravo     Flint, MI
                Saltillo      Frankfort, IN
                San Lorenzo   Fremont, OH
                Tlahuac       Grand Rapids, MI

                           ITEM 3  LEGAL PROCEEDINGS

     The Company is involved in certain legal actions and claims arising in the ordinary course of business. Management of the Company does not believe that any of the litigation in which the Company is currently engaged, either individually or in the aggregate, will have a material effect on the Company's consolidated financial position or future results of operations.

     The Company has been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), for the cleanup of contamination from hazardous substances at three Superfund sites where liability has not been determined. The Company has also been identified as a PRP at three additional sites. Management believes that the Company is, or may be, responsible for less than one percent, if any, of total costs at the three Superfund sites. Expected liability, if any, at the three additional sites is not material. The Company has set aside reserves which management believes are adequate to cover any such liabilities. Management believes that such matters will not result in liabilities that will have a material adverse effect on the Company's consolidated financial position or future results of operations.

          ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1995.

                                    PART II

           ITEM 5 - MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
                              STOCKHOLDER MATTERS


     The Company's Common Stock is listed on the New York Stock Exchange under the symbol "LEA." The Transfer Agent and Registrar for the Company's Common Stock is The Bank of New York, located in New York, New York. On March 1, 1996, there were 241 holders of record of the Company's Common Stock.

     To date, the Company has never paid a cash dividend on its Common Stock. Any payment of dividends in the future is dependent upon the financial condition, capital requirements, earnings of the Company and other factors. However, the Company currently intends to retain all future earnings, if any, to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. Also, the Company is subject to certain contractual restrictions on the payment of dividends. See Note 10, "Long-Term Debt," of the notes to the consolidated financial statements included in this Report for information concerning such restrictions.

     The following table sets forth the high and low sales prices per share of Common Stock, as reported by the New York Stock Exchange, for the periods indicated:


                                     Price Range of
Year Ended December 31, 1995:         Common Stock
-----------------------------  --------------------------
                                   High          Low
                               ------------  ------------
1st Quarter                          20 7/8        16 5/8
2nd Quarter                          24 1/4        17 7/8
3rd Quarter                          31 1/8        23
4th Quarter                          32 1/2        26 1/4

                                     Price Range of
Year Ended December 31, 1994          Common Stock
----------------------------   --------------------------
                                   High          Low
                               ------------  ------------
1st Quarter                          N/A          N/A
2nd Quarter                          20 1/4       16 1/4
3rd Quarter                          19 5/8       16
4th Quarter                          21 1/8       17

                        ITEM 6  SELECTED FINANCIAL DATA

     The following income statement and balance sheet data were derived from the consolidated financial statements of the Company. The consolidated financial statements of the Company for the years ended December 31, 1995, 1994 and 1993, for the six months ended December 31, 1993 and for the years ended June 30, 1993, 1992, and 1991 have been audited by Arthur Andersen LLP. In February 1994, the Company changed its fiscal year end from June 30 to December 31 effective December 31, 1993. The selected financial data below should be read in conjunction with the consolidated financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company" included in this Report.




                                           YEAR          YEAR         YEAR        SIX MONTHS       YEAR         YEAR        YEAR
                                          ENDED         ENDED        ENDED           ENDED         ENDED       ENDED       ENDED
                                       DECEMBER 31,  DECEMBER 31, DECEMBER 31,   DECEMBER 31,    JUNE 30,     JUNE 30,    JUNE 30,
                                         1995 (1)      1994 (1)     1993 (1)       1993 (1)        1993         1992        1991
                                       ------------  ------------ ------------   ------------   ---------    ----------  ----------
                                                                        (DOLLARS IN MILLIONS)(2)
OPERATING DATA:
 Net sales                               $4,714.4      $3,147.5      $1,950.3       $1,005.2      $1,756.5    $1,422.7     $1,085.3
 Gross profit                               403.1         263.6         170.2           72.2         152.5       115.6        101.4
 Selling, general and administrative
 expenses                                   139.0          82.6          62.7           27.7          61.9        50.1         41.6
 Incentive stock and other
 compensation expense (3)                      --            --          18.0           18.0            --          --          1.3
 Amortization                                19.3          11.4           9.9            4.7           9.5         8.7         13.8
                                        ------------  ------------ ------------   ------------   ----------   ----------  ----------
 Operating income                           244.8         169.6          79.6           21.8          81.1        56.8         44.7
 Interest expense, net                       75.5          46.7          45.6           24.8          47.8        55.2         61.7
 Other expense, net (4)                      12.0           8.1           9.2            6.6           5.4         5.8          2.2
                                        ------------  ------------ ------------   ------------   ----------   ----------  ----------
 Income (loss) before income taxes
 and extraordinary items                    157.3         114.8          24.8           (9.6)         27.9        (4.2)       (19.2)
 Income taxes                                63.1          55.0          26.9           13.4          17.8        12.9         14.0
                                        ------------  ------------ ------------   ------------   ----------   ----------  ----------
 Income (loss) before
 extraordinary items                         94.2          59.8          (2.1)         (23.0)         10.1       (17.1)       (33.2)
 Extraordinary items (5)                      2.6            --          11.7           11.7            --         5.1           --
                                        ------------  ------------ ------------   ------------   ----------   ----------  ----------
 Net income (loss)                          $91.6         $59.8       $ (13.8)       $ (34.7)        $10.1     $ (22.2)     $ (33.2)
                                        ============  ============ ============   ============   ==========   ==========  ==========
 Income (loss) per share before
 extraordinary items                        $1.79         $1.26        $ (.06)       $  (.65)         $.25      $ (.62)     $ (2.01)
 Net income (loss) per share                $1.74         $1.26        $ (.39)       $  (.98)         $.25      $ (.80)     $ (2.01)
 Weighted average shares
   outstanding (6)                     52,642,672    47,560,436    35,500,014     35,500,014    40,049,064  27,768,312   16,493,499
BALANCE SHEET DATA:
 Current assets                          $1,207.2        $818.3        $433.6                       $325.2      $282.9       $213.8
 Total assets                             3,061.3       1,715.1       1,114.3                        820.2       799.9        729.7
 Current liabilities                      1,276.0         981.2         505.8                        375.0       344.2        287.1
 Long-term debt                           1,038.0         418.7         498.3                        321.1       348.3        386.7
 Common stock subject to limited
 redemption rights, net                        --            --          12.4                          3.9         3.5          1.8
 Stockholders' equity                       580.0         213.6          43.2                         75.1        49.4          4.4
OTHER DATA:
 EBITDA (7)                                $336.8        $225.7        $122.2                       $121.8       $91.8        $81.4
 Capital expenditures                      $110.7        $103.1         $45.9                        $31.6       $27.9        $20.9
 Number of facilities (8)                     107            79            61                           48          45           40
 North American Content per
   Vehicle (9)                               $227          $169          $112                          $98         $94          $84
 North American vehicle production
  (in millions) (10)                         14.9          15.2          13.7                         13.6        12.2         11.2

(1) On July 1, 1993, the Company adopted SFAS 106 (as defined herein). As a result, the year and six months ended December 31, 1993 represents the first periods during which the Company began to incur additional expense associated with the adoption of SFAS 106. The additional expense for each of these periods was $3.3 million. The additional expense in 1995 and 1994 was $6.4 million and $7.3 million, respectively.
(2)  Except per share data and North American Content per Vehicle.
(3) Includes a one-time charge of $18.0 million, of which $14.5 million is non-cash, for the year and six months ended December 31, 1993 for incentive stock and other compensation expense (see Note 15 "Stock Options and Warrants" in the consolidated financial statements included elsewhere in this Report).
(4) Consists of foreign currency exchange gain or loss, minority interest in net income (loss) of subsidiaries, equity (income) loss of affiliates, state and local taxes and other expense.
(5)  The extraordinary items resulted from the prepayment of debt.
(6) Weighted average shares outstanding is calculated on a fully-diluted basis.
(7) "EBITDA" is operating income plus depreciation and amortization. EBITDA does not represent and should not be considered as an alternative to net income or cash flows from operations as determined by generally accepted accounting principles.
(8) Includes facilities operated by the Company's less than majority-owned affiliates and facilities under construction.
(9) "North American Content per Vehicle" is the Company's net sales in North America divided by total North American vehicle production.
(10) "North American vehicle production" includes car and light truck production in the United States, Canada and Mexico estimated from industry sources.

           ITEM 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Year Ended December 31, 1995 Compared With Year Ended December 31, 1994.

     Net sales of $4,714.4 million in the year ended December 31, 1995 represents the Company's fourteenth consecutive year of record sales and increased by $1,566.9 million or 49.8% over net sales for the year ended December 31, 1994. Net sales in the current year benefited from the acquisitions of Automotive Industries Holding, Inc. (AI) on August 17, 1995 and the Fiat Seat Business (FSB) on December 15, 1994 which together accounted for $795.3 million of the increase. Further contributing to the growth in sales were incremental volumes on new seating programs in North America and increased production in Europe.

     Gross profit (net sales less cost of sales) and gross margin (gross profit as a percentage of net sales) were $403.1 million and 8.6% in 1995 as compared to $263.6 million and 8.4% in 1994. Gross profit in the current year benefited from the overall increase in North American and European sales activity, including the acquisitions of AI and FSB, and production of certain new seat programs in the United States and Mexico. Partially offsetting the increase in gross profit were new program start-up expenses of $32.1 million versus $23.1 million in the prior year, and costs associated with new business opportunities in the Pacific Rim, South America and South Africa.

     Selling, general and administrative expenses, including research and development, as a percentage of net sales increased to 2.9% in 1995 as compared to 2.6% in the previous year. Actual expenditures in 1995 increased in comparison to prior year primarily due to the inclusion of AI and FSB engineering and administrative expenses in 1995. In addition, research and development costs increased at the United States and European customer focused technical centers in support of existing and potential business opportunities.

     Operating income and operating margin (operating income as a percentage of net sales) were $244.8 million and 5.2% in the year ended December 31, 1995 as compared to $169.6 million and 5.4% in the year ended December 31, 1994. The increase in operating income was primarily due to increased volumes on new and existing light truck seating programs, improved performance at the Company's European operations and the incremental operating income derived from acquisitions. Partially offsetting the increase in operating income and contributing to the decline in operating margins were design and development costs associated with the expansion of business and program start-up expenses for new seat programs to be introduced worldwide within the next twelve months. Also contributing to the decline in operating margin were the increased sales in Europe caused by the FSB which had lower margins. Non-cash depreciation and amortization charges were $92.0 million and $56.1 million for the years ended December 31, 1995 and 1994, respectively.

     Interest expense in the year ended December 31, 1995 increased in comparison to prior year as a result of interest incurred on additional debt utilized to finance the AI and FSB acquisitions as well as higher interest rates in 1995 under the Company's credit facility.

     Other expenses in 1995 increased in comparison to prior year as foreign exchange losses incurred at the Company's North American and European operations, along with increased state and local taxes associated with the AI acquisition, more than offset income derived from joint ventures accounted for under the equity method.

     Net income for the year ended December 31, 1995 was $91.6 million, or $1.74 per share, as compared to $59.8 million, or $1.26 per share in the year ended December 31, 1994. The provision for income taxes in fiscal 1995 was $63.1 million, or an effective tax rate of 40.1%, versus $55.0 million and 47.9% for the previous year. The decrease in rate is largely the result of changes in operating performance and related income levels among the various tax jurisdictions. Earnings per share increased in 1995 by 38.1% despite an increase in the number of shares outstanding and an extraordinary loss of $2.6 million ($.05 per share) for the early retirement of debt.

     The following chart shows operating results of the Company by principal geographic area:

                          GEOGRAPHIC OPERATING RESULTS


                                         YEAR ENDED
                          -------------------------------------------
                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                              1995           1994           1993
                          -------------  -------------  -------------
                                         (in millions)
NET SALES:
United States and Canada       $3,108.0       $2,378.7       $1,357.0
Europe                          1,325.4          572.5          403.8
Mexico and other                  281.0          196.3          189.5
                          -------------  -------------  -------------
  Net Sales                    $4,714.4       $3,147.5       $1,950.3
                          =============  =============  =============
OPERATING INCOME:
United States and Canada         $204.8         $155.6          $86.9
Europe                             26.5            4.4           (9.6)
Mexico and other                   13.5            9.6           20.3
Unallocated                           -              -          (18.0)
                          -------------  -------------  -------------
  Operating Income               $244.8         $169.6          $79.6
                          =============  =============  =============

United States and Canadian Operations

     Net sales in the United States and Canada were $3,108.0 million and $2,378.7 million in the years ended December 31, 1995 and 1994, respectively. Sales in 1995 benefited from new Ford and General Motors passenger car programs, the contribution of $248.1 million in sales from the AI acquisition and incremental volume on light truck seating for previously existing programs.

     Operating income and operating margin were $204.8 million and 6.6% in 1995 as compared to $155.6 million and 6.5% in 1994. Operating income in 1995 increased primarily due to increased volumes at certain of the Company's car and light-truck seating facilities, the benefits derived from the AI acquisition and increased productivity and cost reduction programs at existing seat and seat component facilities. Partially offsetting this increase in operating margin were engineering and administrative support expenses along with preproduction costs at new business operations.

European Operations

     Net sales in Europe were $1,325.4 million in the year ended December 31, 1995 and $572.5 million in the year ended December 31, 1994. Sales in the current year benefited from $547.2 million in sales from the FSB and AI acquisitions, incremental volume on existing programs in Sweden and England and favorable exchange rate fluctuations in Germany and Sweden.

     Operating income and operating margin were $26.5 million and 2.0% in 1995 as compared to $4.4 million and 0.8% in 1994. Operating income in 1995 benefited from incremental volume on mature Scandinavian and German seat programs and the benefits derived from the FSB and AI acquisitions. Partially offsetting the increase in operating income were engineering, preproduction and facility costs associated with the start-up of a new seat program in Germany.

Mexico and other Operations

     Net sales of $281.0 million in 1995 in the Company's remaining geographic regions, consisting of Mexico, Pacific Rim, South Africa and South America increased by $84.7 million or 43.1% as compared to $196.3 million in the comparable period in the prior year. Sales in the year ended December 31, 1995 benefited from the overall growth in Mexican sales activity, including the production of new General Motors and Ford passenger car and truck seat programs. Further contributing to the increase in sales was the addition of new business operations in Australia, South Africa, Brazil and Argentina.

     Operating income and operating margin were $13.5 million and 4.8% in the year ended December 31, 1995 and $9.6 million and 4.9% in the previous year. The increase in operating income was largely the result of the benefits derived from increased market demand for new and ongoing seat programs in Mexico. Partially offsetting the increase in operating income were engineering and preproduction costs for recently opened manufacturing facilities in the Pacific Rim, South Africa and South America.

Year Ended December 31, 1994 Compared With Year Ended December 31, 1993

     Net sales of $3,147.5 million in the year ended December 31, 1994 represented the thirteenth consecutive year of record sales and surpassed sales of $1,950.3 million in the year ended December 31, 1993 by $1,197.2 million or 61.4%. Sales in 1994 benefited from internal growth from new programs and increased seat content per vehicle, higher automotive production in the United Sates and Europe and the acquisition of the North American seat and seat cover business (NAB) from Ford Motor Company on November 1, 1993 which accounted for $421 million of the increase.

     Gross profit and gross margin were $263.6 million and 8.4% in the year ended December 31, 1994 as compared to $170.2 million and 8.7% in the year ended December 31, 1993. Gross profit in fiscal 1994 surpassed prior year due to the benefit of higher sales volume including the effect of the NAB acquisition and the Company's cost reduction programs. Partially offsetting the increase in gross profit was $23.1 million of expense for engineering and preproduction costs for new facilities in the United States, Canada and Europe, lower margin contribution in Mexico and the $3.9 million increase in post-retirement health care expenses (SFAS 106).

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

     Operating income and operating margin were $169.6 million and 5.4% in the year ended December 31, 1994 and $79.6 million and 4.1% in the year ended December 31, 1993. The 113% increase in operating income was attributable to the benefits of higher sales volume, including the effect of the NAB acquisition, non-recurring incentive stock and other compensation expense of $18 million in 1993 and the Company's cost reduction programs. Partially offsetting the increase in operating income were new facility and engineering costs for future seat programs, reduced margins in Mexico and SFAS 106. Non-cash depreciation and amortization charges were $56.1 million and $42.6 million for the years ended December 31, 1994 and 1993, respectively.

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

     Interest expense in 1994 increased in relation to the year ended December 31, 1993 as additional debt incurred to finance the NAB acquisition and higher short-term interest expense in Europe offset the benefits derived from the refinancing of subordinated debt at a lower interest rate and the Company's equity offering in April, 1994.

     Net income for the year ended December 31, 1994 was $59.8 million, or $1.26 per share, as compared to a net loss of $13.8 million, or $.39 per share, realized in the year ended December 31, 1993. The net income of $59.8 million in 1994 reflects a $55.0 million provision for national income taxes of which
$26.0 million relates to foreign operations.   Further contributing to the
improvement in 1994 net income was the extraordinary expense in 1993 of $11.7 million for the early extinguishment of debt.

United States and Canadian Operations

     Net sales in the United States and Canada increased by 75.3% from $1,357.0 million in the year ended December 31, 1993 to $2,378.7 million for the year ended December 31, 1994. Sales for the year ended December 31, 1994 benefited from the full year contribution of the NAB acquisition, vehicle production increases on mature seating programs, incremental volume on new Chrysler truck, Ford truck and Ford passenger car programs and sales generated by a lead vendor program under which the Company assumed management of components for a seat program with Ford.

     Operating income and operating margin were $155.6 million and 6.5% in the year ended December 31, 1994 and $86.9 million and 6.4% in the year ended December 31, 1993. Operating income and operating margin in 1994 as compared to the prior year benefited from the NAB acquisition, the overall increase in vehicle production and cost reduction programs which offset new program costs for new facilities, administrative expenses associated with the expansion of business and increased research and development expenses.

European Operations

     Net sales in Europe increased by 41.8% to $572.5 million for the year ended December 31, 1994 compared to $403.8 million for 1993. The sales increase was due primarily to the addition of new seat programs in Germany and England and vehicle production increases on established programs in Germany, Sweden and Austria.

     Operating income in Europe was $4.4 million in the year ended December 31, 1994 as compared to an operating loss of $9.6 million sustained in the year ended December 31, 1993. Operating income in 1994 as compared to the prior year benefited from higher sales levels and cost reduction programs at existing seat and seat component facilities. Partially offsetting the increase in operating income were incremental costs associated with the start-up of a new seat facility in England and the introduction of a replacement component program within an established facility in Germany.

Mexican and Other Operations

     Net sales in Mexico and other regions were $196.3 million in the year ended December 31, 1994 and $189.5 million in the year ended December 31, 1993. Sales for the year ended December 31, 1994 surpassed the comparable period in the prior year due to new Chrysler truck and Ford passenger car seat programs and incremental volume on mature Ford programs. Partially offsetting the increase in net sales was the product phase-out of a mature truck program and participation in customer cost reduction programs.

     Operating income and operating margin were $9.6 million and 4.9% in the year ended December 31, 1994 and $20.3 million and 10.7% in the prior year. Operating income and operating margin in 1994 declined in relation to the prior year as a result of the Company's participation in customer cost reduction programs in Mexico and costs associated with the introduction of replacement products at new and established facilities.

LIQUIDITY AND FINANCIAL CONDITION

     On August 17, 1995, the Company entered into a $1.5 billion secured revolving credit agreement with a syndicate of financial institutions (the "Credit Agreement"). Borrowings under the Credit Agreement were used to finance a portion of the AI acquisition, to refinance certain existing indebtedness of AI, to refinance the Company's prior $500 million credit agreement (the "Prior Credit Facility") and for general corporate purposes. As of December 31, 1995, the Company had $771.5 million outstanding under the Credit Agreement ($54.4 million of which was outstanding under letters of credit), resulting in $728.5 million unused and available. In addition the Company had $60.8 million of long term debt outstanding with various governmental authorities, banks and other financial institutions as well as $270.0 million of subordinated debt. As of December 31, 1995, the Company had $34.1 million in net cash and cash equivalents.

     Amounts available under the Credit Agreement will be reduced by an aggregate amount of $650.0 million prior to maturity on September 30, 2001. The Company's scheduled principal payments on long-term debt are $9.9, $10.5, $6.6, $5.5 and $128.2 million in 1996, 1997, 1998, 1999 and 2000 respectively.

     Net cash provided by operating activities was $134.6 million during 1995 compared to $155.7 million in 1994. Net income excluding a non-cash extraordinary loss of $2.6 million (the write-off of deferred finance fees associated with the prior credit facility) increased 58%, from $59.8 million in 1994 to $94.2 million in 1995, as a result of increased activity resulting from the acquisitions of AI and FSB, new business awarded, cost reduction programs and increased production levels on existing programs. Total working capital declined from a source of $30.4 million in 1994 to a use of $57.4 million in 1995. The use of working capital was the result of increases in receivable and inventory levels consistent with the 33% increase in net sales (25% excluding AI and FSB sales), timing of the AI acquisition, and factored European receivables in 1994, offset by the associated increase in accounts payable, and accrued liabilities. This working capital use was further offset by a $42.2 million increase in cash overdrafts (outstanding checks).

     Net cash used by investing activities was $987.6 million and $195.6 million for years ended December 31, 1995 and 1994, respectively. As discussed in Notes 5 and 6 of the Notes to Consolidated Financial Statements, the Company acquired AI for $883.1 million cash plus assumed liabilities in August, 1995 and the FSB in December, 1994 for $88.0 million cash plus assumed liabilities. Capital expenditures increased from $103.1 million in 1994 to $110.7 million to support the new programs under production in 1995.

     The Company's total debt as a percentage of total capitalization decreased to 64.7% at December 31, 1995 from 70.3% at December 31, 1994. On September 25, 1995, the Company received net proceeds of $281.5 million from the issuance
of 10.0 million shares of common stock at $29.25 per share.   On April 13,
1994, the Company received net proceeds of $103.7 million from the initial
public offering of 7,187,500 shares of its common stock at $15.50.   The
proceeds of both public stock offerings were used to reduce the amount outstanding under the Company's senior credit facility. The AI acquisition in August, 1995 and FSB Acquisition in December, 1994 were both financed with borrowings under the senior credit facility and in the case of FSB with $66.7 million of short-term debt. As a result, net cash provided by financing activities increased to $841.9 million in 1995 from $17.6 million in 1994.

     In February, 1994, the Company took advantage of the favorable interest rate environment by refinancing $135.0 million in aggregate principal amount of its 14% Subordinated Debentures due 2000 by issuing $145.0 million aggregate principal amount of 8 1/4% Subordinated Notes due 2002. The additional proceeds were used to pay a 5.4% call premium and a portion of the accrued interest due on the redemption of the 14% Subordinated Debentures. In addition, the Company has $125.0 million of Senior Subordinated Notes, due 2000, outstanding.

     In the fourth quarter of 1995, Moody's Investors Services upgraded its rating of the Company's $125.0 million 11 1/4% Senior Subordinated Notes from B2 to B1 and affirmed its B2 rating of the $145.0 million 8 1/4% Subordinated
Notes.   Standard and Poor's affirmed its  B rating for both subordinated debt issues.

     During the years ended December 31, 1994 and 1995, cash generated from operations and funds available under the Credit Agreement were sufficient to meet the company's debt service and capital expenditure requirements. The Company believes that cash flows from operations and funds available under existing credit facilities (principally the Credit Agreement) will be sufficient to meet its future debt service obligations, projected capital expenditures and working capital requirements, as well as to provide the flexibility to fund future acquisitions.

CAPITAL EXPENDITURES

     During the year ending December 31, 1995, capital expenditures aggregated approximately $110.7 million, of which approximately $43.9 million related to the addition of new facilities and other expenditures for new programs, with the remainder spent for increased capacity at existing facilities and ongoing maintenance requirements. For the years ended December 31, 1994 and 1993, capital expenditures of the Company were $103.1 million and $45.9 million, respectively. For 1996, the Company anticipates capital expenditures of approximately $160 million.

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

     The Company has been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), for the cleanup of contamination from hazardous substances at three Superfund sites where liability has not been completely determined. The Company has also been identified as a PRP at three additional sites. Management believes that the Company is, or may be, responsible for less than one percent, if any, of the total costs at the three Superfund sites. Expected liability, if any, at the three additional sites is not material.

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

During 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Recognition of Impairment of Long-lived Assets", which specifies when and how impairment of virtually all long-lived assets should be measured and recorded. In general, the statement requires that whenever circumstances raise doubt about the recoverability of long-lived assets, the Company should analyze the future cash flows expected from such assets to determine if impairment exists. This statement will be adopted prospectively on January 1, 1996, and the Company does not expect the effects of adoption to be significant.

Also during 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which must be adopted by the Company in 1996 and requires that stock compensation, including compensation in the form of stock options, be calculated using a measure of fair value, compared with intrinsic value required under current accounting principles. The new method may be either reflected in the financial statements or disclosed in the notes to the statements. The Company expects to adopt the statement by disclosing the effects of the fair value method in the notes to its 1996 financial statements.

                  ITEM 8 CONSOLIDATED FINANCIAL STATEMENTS AND
                               SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






                                                                        PAGE
                                                                        ----
Report of Independent Public Accountants                                  26

Consolidated Balance Sheets as of December 31, 1995 and 1994              27

Consolidated Statements of Operations for the years ended December 31,
  1995, 1994 and 1993.                                                    28

Consolidated Statements of Stockholders' Equity for the years ended
  December 31, 1995, 1994 and 1993                                        29

Consolidated Statements of Cash Flows for the years ended December 31,
  1995, 1994 and 1993.                                                    30

Notes to Consolidated Financial Statements                                31

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To Lear Seating Corporation:

     We have audited the accompanying consolidated balance sheets of LEAR SEATING CORPORATION AND SUBSIDIARIES ("the Company") as of December 31, 1995 and 1994 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

     As discussed in Note 13 to the consolidated financial statements, as of July 1, 1993, the Company changed its method of accounting for post-retirement benefits other than pensions.


                                              /s/  ARTHUR ANDERSEN LLP


Detroit, Michigan,
  February 6, 1996.

CONSOLIDATED BALANCE SHEETS
LEAR SEATING CORPORATION AND SUBSIDIARIES





                                                                                       December 31,
                                                                                  1995              1994
-------------------------------------------------------------------------------------------------------------
                                                                           (In millions, except share data)
ASSETS
 Current Assets:
  Cash and cash equivalents                                                           $34.1             $32.0
  Accounts receivable, net of reserves of $4.0 in 1995 and  $3.1 in 1994              831.9             579.8
  Inventories                                                                         196.2             126.6
  Recoverable customer engineering and tooling                                         91.9              53.5
  Other                                                                                53.1              26.4
-------------------------------------------------------------------------------------------------------------

        Total current assets                                                        1,207.2             818.3
-------------------------------------------------------------------------------------------------------------

 Property, plant and equipment, net                                                   642.8             354.2
 Goodwill, net                                                                      1,098.4             499.5
 Other                                                                                112.9              43.1
-------------------------------------------------------------------------------------------------------------

                                                                                   $3,061.3          $1,715.1
-------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
  Short-term borrowings                                                               $16.9             $84.1
  Cash overdrafts                                                                      70.4              27.6
  Accounts payable                                                                    786.6             656.7
  Accrued liabilities                                                                 392.2             210.9
  Current portion of long-term debt                                                     9.9               1.9
-------------------------------------------------------------------------------------------------------------

        Total current liabilities                                                   1,276.0             981.2
-------------------------------------------------------------------------------------------------------------

 Long-Term Liabilities:
  Deferred national income taxes                                                       37.3              25.3
  Long-term debt                                                                    1,038.0             418.7
  Other                                                                               130.0              76.3
-------------------------------------------------------------------------------------------------------------

        Total long-term liabilities                                                 1,205.3             520.3
-------------------------------------------------------------------------------------------------------------

 Stockholders' Equity:
  Common Stock, par value $.01 per share, 150,000,000 shares authorized,
   56,253,541 and 46,088,278 shares issued in 1995 and 1994, respectively                .6                .5
  Additional paid-in capital                                                          559.1             274.3
  Notes receivable from sale of common stock                                            (.9)             (1.0)
  Common stock held in treasury, 10,230 shares at cost                                  (.1)              (.1)
  Retained earnings (deficit)                                                          42.2             (49.4)
  Minimum pension liability                                                            (3.5)             (5.8)
  Cumulative translation adjustment                                                   (17.4)             (4.9)
-------------------------------------------------------------------------------------------------------------

        Total stockholders' equity                                                    580.0             213.6
-------------------------------------------------------------------------------------------------------------

                                                                                   $3,061.3          $1,715.1
-------------------------------------------------------------------------------------------------------------




        The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
LEAR SEATING CORPORATION AND SUBSIDIARIES




                                                             For the year ended December 31,
                                                               1995       1994        1993
                                                            ---------  ----------  ---------
                                                         (In millions, except per share amounts)
Net sales                                                    $4,714.4    $3,147.5    $1,950.3
Cost of sales                                                 4,311.3     2,883.9     1,780.1
Selling, general and administrative expenses                    139.0        82.6        62.7
Incentive stock and other compensation expense                      -           -        18.0
Amortization of goodwill                                         19.3        11.4         9.9
                                                            ---------  ----------  ----------
    Operating income                                            244.8       169.6        79.6

Interest expense                                                 75.5        46.7        45.6
Foreign currency exchange (gain) loss                             8.6         (.3)         .1
Other expense, net                                                7.8         8.6         7.8
                                                            ---------  ----------  ----------
Income before provision for national income taxes,
minority interests in net income (loss) of subsidiaries
equity (income) loss of affiliates and extraordinary item       152.9       114.6        26.1
Provision for national income taxes                              63.1        55.0        26.9
Minority interests in net income (loss) of subsidiaries          (1.7)         .5          .3
Equity (income) loss of affiliates                               (2.7)        (.7)        1.0
                                                            ---------  ----------  ----------
    Income (loss) before extraordinary item                      94.2        59.8        (2.1)

Extraordinary loss on early extinguishment of debt                2.6           -        11.7
                                                            ---------  ----------  ----------
Net income (loss)                                               $91.6       $59.8      $(13.8)
                                                            =========  ==========  ==========
Net income (loss) per common share, as adjusted (Note 1);
Income (loss) before extraordinary item                         $1.79       $1.26       $(.06)
Extraordinary loss                                               (.05)          -        (.33)
                                                            ---------  ----------  ----------
Net income (loss) per common share                              $1.74       $1.26       $(.39)
                                                            =========  ==========  ==========

        The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
LEAR SEATING CORPORATION AND SUBSIDIARIES




                                                                      For the year ended December 31,
                                                                  ---------------------------------------
                                                                      1995          1994          1993
                                                                  -----------  -------------  -----------
                                                                               (In millions)


COMMON          Balance at beginning of period                      $       .5   $         .4   $      -
STOCK           Thirty-three-for-one stock split                           -              -             .4
                Sale of common stock (Note 3)                               .1             .1          -
                                                                    -----------  -------------  -----------
                Balance at end of period                            $       .6   $         .5   $       .4
                                                                    ===========  =============  ===========

ADDITIONAL      Balance at beginning of period                      $    274.3   $      156.5   $    151.0
PAID-IN         Thirty-three-for-one stock split                           -              -            (.4)
CAPITAL         Restate common stock subject to redemption
                 to maximum redemption value                               -              -           (8.6)
                Elimination of common stock subject to redemption          -             13.5           -
                Incentive stock option compensation                        -              -           14.5
                Sale of common stock (Note 3)                            281.4          103.5           -
                Sale of treasury stock (11,220 shares)                     -               .1           -
                Stock options exercised                                     .2             .2           -
                Tax benefit of stock options exercised                     1.3             .5           -
                Conversion of AI stock options                             1.9              -           -
                                                                    -----------  -------------  -----------
                Balance at end of period                            $    559.1   $      274.3   $    156.5
                                                                    ===========  =============  ===========

COMMON          Balance at beginning of period                      $      -     $       10.0   $     10.0
STOCK           Exercise of warrants                                       -            (10.0)          -
WARRANTS                                                            -----------  -------------  -----------
                Balance at end of period                            $      -     $         -    $     10.0
                                                                    ===========  =============  ===========

TREASURY        Balance at beginning of period                      $      (.1)  $      (10.0)  $    (10.0)
STOCK           Purchase of treasury stock (21,450 shares)                  -             (.1)          -
                Exercise of warrants                                        -            10.0           -
                                                                    -----------  -------------  -----------
                Balance at end of period                            $      (.1)  $        (.1)  $    (10.0)
                                                                    ===========  =============  ===========

NOTE RECEIVABLE Balance at beginning of period                      $     (1.0)  $         -    $       -
FROM SALE OF    Elimination of common stock subject to redemption           -            (1.1)          -
STOCK           Repayment of stockholders' note receivable                  .1             .1           -
                                                                    -----------  -------------  -----------
                Balance at end of period                            $      (.9)  $       (1.0)  $       -
                                                                    ===========  =============  ===========

RETAINED        Balance at beginning of period                      $    (49.4)  $     (109.2)  $    (95.4)
EARNINGS        Net income (loss)                                         91.6           59.8        (13.8)
(DEFICIT)                                                           -----------  -------------  -----------
                Balance at end of period                            $     42.2   $      (49.4)  $   (109.2)
                                                                    ===========  =============  ===========

MINIMUM         Balance at beginning of period                      $     (5.8)  $       (4.2)  $     (2.8)
PENSION         Minimum pension liability adjustment                       2.3           (1.6)        (1.4)
LIABILITY                                                           -----------  -------------  -----------
                Balance at end of period                            $     (3.5)  $       (5.8)  $     (4.2)
                                                                    ===========  =============  ===========

CUMULATIVE      Balance at beginning of period                      $     (4.9)  $        (.3)  $       .7
TRANSLATION     Cumulative translation adjustment                        (12.5)          (4.6)        (1.0)
ADJUSTMENT                                                          -----------  -------------  -----------
                Balance at end of period                            $    (17.4)  $       (4.9)  $      (.3)
                                                                    ===========  =============  ===========

TOTAL STOCKHOLDERS' EQUITY                                          $    580.0   $      213.6   $     43.2
                                                                    ===========  =============  ===========





        The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
LEAR SEATING CORPORATION AND SUBSIDIARIES



                                                                 For the year ended December 31,
                                                             -------------------------------------
                                                                 1995         1994         1993
                                                             -----------  -----------  -----------
                                                                          (In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                            $      91.6   $      59.8   $     (13.8)
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities-
  Depreciation and amortization of goodwill                         92.0          56.1          42.6
  Incentive stock option compensation                                  -             -          14.5
  Amortization of deferred financing fees                            2.7           2.4           2.6
  Deferred national income taxes                                    (1.7)          (.3)        (12.3)
  Post-retirement benefits accrued                                   6.4           7.3           3.3
  Loss on retirement of property, plant and equipment                  -             -           6.8
  Extraordinary loss                                                 2.6             -          11.7
  Other, net                                                        (1.6)            -           (.5)
  Net change in working capital items                              (57.4)         30.4          58.4
                                                             -----------   -----------   -----------
         Net cash provided by operating activities                 134.6         155.7         113.3
                                                             -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment                        (110.7)       (103.1)        (45.9)
Acquisitions (Notes 5, 6 and 7)                                   (883.1)        (88.0)       (172.1)
Proceeds from sale of property, plant and equipment                   .3            .5           1.0
Other, net                                                           5.9          (5.0)          2.2
                                                             -----------   -----------   -----------
         Net cash used in investing activities                    (987.6)       (195.6)       (214.8)
                                                             -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term revolving credit borrowings, net (Note 10)               595.2        (108.8)        225.5
Additions to other long-term debt                                    8.0         164.0             -
Reductions in other long-term debt                                  (3.5)       (137.4)       (103.6)
Short-term borrowings, net                                         (72.2)        (10.7)         12.8
Proceeds from sale of common stock, net                            281.5         103.7             -
Deferred financing fees                                             (9.6)          (.7)        (10.5)
Increase in cash overdrafts                                         42.2           7.5           3.3
Other, net                                                            .3             -             -
                                                             -----------   -----------   -----------
         Net cash provided by financing activities                 841.9          17.6         127.5
                                                             -----------   -----------   -----------

Effect of foreign currency translation                              13.2           (.7)         (2.5)
                                                             -----------   -----------   -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                              2.1         (23.0)         23.5

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                      32.0          55.0          31.5
                                                             -----------   -----------   -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                     $      34.1   $      32.0   $      55.0
                                                             ===========   ===========   ===========

CHANGES IN WORKING CAPITAL, NET OF EFFECTS OF ACQUISITIONS:
Accounts receivable, net                                     $    (156.4)  $    (120.4)  $     (83.5)
Inventories                                                        (27.4)        (31.5)          2.9
Accounts payable                                                    42.6         183.3          94.0
Accrued liabilities and other                                       83.8          (1.0)         45.0
                                                             -----------   -----------   -----------
                                                             $     (57.4)  $      30.4   $      58.4
                                                             ===========   ===========   ===========

SUPPLEMENTARY DISCLOSURE:
Cash paid for interest                                       $      72.9   $      35.5   $      42.1
                                                             ===========   ===========   ===========
Cash paid for income taxes                                   $      85.7   $      44.1   $      15.7
                                                             ===========   ===========   ===========



        The accompanying notes are an integral part of these statements.

                   LEAR SEATING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

       The consolidated financial statements include the accounts of Lear Seating Corporation, a Delaware corporation ("Lear"), and its wholly-owned and majority-owned subsidiaries (collectively "the Company"). Investments in less than majority-owned businesses are generally accounted for under the equity method (Note 8).

       The Company and its affiliates are involved in the design and manufacture of interior components for automobiles. The Company's main customers are automotive original equipment manufacturers. The Company operates facilities worldwide (Note 17).

       Prior to December 31, 1993, Lear was a wholly-owned subsidiary of Lear Holdings Corporation ("Holdings"). On December 31, 1993, Holdings was merged with and into Lear and the separate corporate existence of Holdings ceased (the "Merger"). The Merger has been accounted for and reflected in the accompanying consolidated financial statements as a merger of companies under common control. As such, the consolidated financial statements of the Company have been restated as if the post-Merger structure had existed for all periods presented.

       Effective December 31, 1993, the Company changed its fiscal year-end from June 30 to December 31. Certain foreign subsidiaries are consolidated as of November 30.

       Certain merchant banking partnerships affiliated with Lehman Brothers
            Holdings, Inc. ("the Lehman Funds"), are the largest shareholders of the Company. The Lehman Funds held approximately 29% of the outstanding common stock of the Company as of December 31, 1995.

       A 33-for-1 split of the Company's common stock was effective as of the Company's initial public offering ("IPO") date (Note 3). All references to the numbers of shares of common stock, stock options, warrants and income (loss) per share in the accompanying consolidated financial statements and notes thereto have been adjusted to give effect to the split.

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

         Inventories are comprised of the following (in millions):


                               December 31,
                             ----------------
                               1995     1994
                             --------  ------
            Raw materials     $139.4    $93.4
            Work-in-process     18.0     13.9
            Finished goods      38.8     19.3
                             ------- --------
                              $196.2   $126.6
                             ======= ========

                   LEAR SEATING CORPORATION AND SUBSIDIARIES

       Recoverable Customer Engineering and Tooling

         Costs incurred by the Company for certain engineering and tooling projects for which customer reimbursement is anticipated are capitalized and classified as either recoverable customer engineering and tooling or other long-term assets dependent upon when reimbursement is anticipated. Provisions for losses are provided at the time the Company anticipates engineering and tooling costs to exceed anticipated customer reimbursement.

       Property, Plant and Equipment

         Property, plant and equipment are stated at cost. Depreciable property is depreciated over the estimated useful lives of the assets, using principally the straight-line method as follows:


                 Buildings and improvements  20 to 25 years
                 Machinery and equipment      5 to 15 years


A summary of property, plant and equipment is shown below (in millions):


                                                               December 31,
                                                            -----------------
                                                              1995     1994
                                                            -------  -------

                       Land                                   $45.5    $36.6
                       Buildings and improvements             254.3    141.1
                       Machinery and equipment                532.2    310.6
                       Construction in progress                28.4     16.2
                                                            -------  -------

                       Total property, plant and equipment    860.4    504.5
                       Less accumulated depreciation         (217.6)  (150.3)
                                                            -------  -------

                       Net property, plant and equipment     $642.8   $354.2
                                                            =======  =======


       Goodwill

         Goodwill consists of the excess of the purchase price and related acquisition costs over the fair value of identifiable net assets acquired. Goodwill is amortized on a straight-line basis over 40 years. The Company evaluates the carrying value of goodwill for potential impairment on an ongoing basis. Such evaluations compare operating income before amortization of goodwill of the operations to which goodwill relates to the amortization recorded. The Company also considers future anticipated operating results, trends and other circumstances in making such evaluations. Accumulated amortization of goodwill amounted to $81.3 million and $62.3 million at December 31, 1995 and 1994, respectively.

       Research and Development

         Costs incurred in connection with the development of new products and manufacturing methods to the extent not recoverable from the Company's customers are charged to operations as incurred. Such costs amounted to $53.3 million, $21.9 million and $16.2 million for the years ended December 31, 1995, 1994 and 1993, respectively.

                   LEAR SEATING CORPORATION AND SUBSIDIARIES

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

       Income Taxes

         The consolidated financial statements reflect the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", for all periods presented. Since the year ended December 31, 1993 did not constitute a fiscal year, the consolidated national income tax provision for this period was determined based upon the provisions of APB Opinion No. 28, "Interim Financial Reporting."

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

       Weighted Average Shares Outstanding

         The weighted average number of common shares outstanding for the years ended December 31, 1995, 1994 and 1993, were as follows:

                                        1995        1994        1993
                                     ----------  ----------  ----------
               Primary shares        52,488,938  47,438,477  35,500,014
               Fully-diluted shares  52,642,672  47,560,436  35,500,014

         Shares exercisable pursuant to stock options and warrants (Note 15) are included in the weighted average share calculation for all years presented.

                   LEAR SEATING CORPORATION AND SUBSIDIARIES

       Use of Estimates

         The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Although no single asset or liability subject to estimation is material to the Company's consolidated financial position, in aggregate such items are material. Generally, assets and liabilities subject to estimation and judgment include amounts related to unsettled pricing discussions with customers and suppliers, pension and post-retirement costs (Notes 12 and 13), plant closing reserves (Note 6), self-insurance accruals, asset valuation reserves, and accruals related to litigation and environmental remediation costs. Management does not believe that the ultimate settlement of any such assets or liabilities will materially affect the Company's financial position or future results of operations.

       Reclassifications

         Certain items in prior years' financial statements have been reclassified to conform with the presentation used in the year ended December 31, 1995.

(3)  PUBLIC STOCK OFFERINGS

       In September 1995, the Company issued 10,000,000 shares of common stock in a public offering ("the 1995 offering"). Concurrent with this issuance, 11,500,000 shares were sold by certain stockholders of the Company. The total proceeds to the Company from the stock issuance were $292.5 million. Fees and expenses related to the 1995 offering totaled $11.0 million, including approximately $3.9 million paid to Lehman Brothers, Inc. Net of issuance costs, the Company received $281.5 million, which was used to repay debt incurred in connection with the purchase of AI (Note 5). See Note 19 for pro forma information.

       In April 1994, the Company completed an initial public offering of its common stock (the "IPO"), pursuant to which the Company sold 7,187,500 shares of its common stock for total proceeds of approximately $111.4 million. Fees and expenses related to the IPO totaled $7.8 million, including approximately $.9 million paid to Lehman Brothers, Inc. The net proceeds of the offering were used to reduce outstanding borrowings under the Company's existing senior credit facility (Note 10). In the same offering, FIMA Finance Management Inc., ("FIMA") a wholly-owned subsidiary of EXOR Group S.A. (formerly IFINT S.A.), sold 3,125,000 shares of the Company's common stock in the public market. The Company received no proceeds from the sale of these shares. See
            Note 19 for pro forma information.

     (4)  SUBORDINATED NOTES OFFERING

       On February 3, 1994, the Company completed a public offering of $145.0 million of 8 1/4% Subordinated Notes due 2002 (the "8 1/4% Notes"). The 8 1/4% Notes require interest payments semi-annually on February 1 and August 1. Fees and expenses related to the issuance of the 8 1/4% Notes were approximately $5.0 million, including underwriting fees of $2.4 million paid to Lehman Brothers, Inc.

       The net proceeds from the sale of the 8 1/4% Notes were used to finance the redemption of the 14% Subordinated Debentures. Simultaneous with the sale of the 8 1/4% Notes, the Company called the 14% Subordinated Debentures for redemption on March 4, 1994, at a redemption price equal to 105.4% of the outstanding principal amount of $135.0 million, plus accrued interest to the redemption date. The premium for early extinguishment of the 14% Subordinated Debentures and the accelerated amortization

                   LEAR SEATING CORPORATION AND SUBSIDIARIES of deferred financing fees totaled approximately $10.7 million. This amount has been reflected as an extraordinary loss in the year ended December 31, 1993. The deferred tax benefit related to this extraordinary loss was offset by a valuation allowance. See Note 19 for pro forma information.

(5)  AI ACQUISITION

       On August 17, 1995, the Company purchased the issued and outstanding shares of common stock of Automotive Industries Holding, Inc. ("AI") for an aggregate purchase price of approximately $885.0 million, including the retirement of $250.5 million of AI's existing indebtedness and $18.1 million in fees and expenses, including $4.8 million paid to Lehman Brothers, Inc. ("the AI acquisition"). AI is a leading designer and manufacturer of high quality interior trim systems and blow molded products principally for North American and European car and light truck manufacturers.

       The acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed in the acquisition have been reflected in the accompanying consolidated balance sheet as of December 31, 1995 and the operating results of AI have been included in the consolidated financial statements since the date of acquisition. The purchase price was allocated as follows (in millions):



               Cash consideration paid to stockholders,
               net of cash acquired of $9.1 million                   $614.5
               Stock options issued to former AI option holders          1.9
               Retirement of debt assumed                              250.5
               Fees and expenses                                        18.1
                                                                    --------
                     Cost of acquisition                              $885.0
                                                                    ========
               Property, plant and equipment                          $257.1
               Net non-cash working capital                             49.6
               Other assets purchased and liabilities assumed, net       1.6
               Debt assumed                                            (33.9)
               Goodwill                                                610.6
                                                                    --------
                     Total cost allocation                            $885.0
                                                                    ========

       The purchase price and related allocation may be revised in the next year based on revisions of preliminary estimates of fair values made at the date of purchase. Such changes are not expected to be significant. See Note 19 for pro forma information.

(6)  FSB ACQUISITION

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

                   LEAR SEATING CORPORATION AND SUBSIDIARIES

       The acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed in the acquisition have been reflected in the accompanying consolidated balance sheet as of December 31, 1994. The operations of the FSB from the acquisition date to December 31, 1994 were not material to the consolidated statement of operations of the Company for the year ended December 31, 1994. The FSB's results of operations have been included in the consolidated financial statements in 1995.
            The purchase price was allocated as follows (in millions):


               Cash consideration paid to seller,
                net of cash acquired of $6.9 million                     $85.3
               Deferred purchase price, due 1998                          12.3
               Short-term borrowings from Fiat assumed                    66.7
               Fees and expenses                                           4.2
               Receivable from seller                                     (1.2)
                                                                      --------
                    Cost of acquisition                                 $167.3
                                                                      ========
               Property, plant and equipment                             $72.2
               Investment in Industrias Cousin Freres, S.L. (Note 8)       4.9
               Employee termination indemnities assumed                  (17.8)
               Net non-cash working capital                                9.3
               Other assets purchased and liabilities assumed, net       (12.5)
               Goodwill                                                  111.2
                                                                      --------
                    Total cost allocation                               $167.3
                                                                      ========

       The deferred portion of the purchase price is included in the accompanying consolidated balance sheet as of December 31, 1995 and 1994 in other long-term liabilities. See Note 19 for pro forma information.

       At the time of the FSB acquisition, management made the decision to close certain facilities of the FSB. During 1995, the plans to close these plants were completed, and reserves for the related costs were adjusted. Included in the final purchase price allocation are approximately $6.1 million of such reserves, $2.6 million of which relate to valuation reserves on property, plant and equipment, $2.4 million for expected severance costs, and an additional $1.1 million for other plant closings and relocation costs. Any plant closings do not represent a loss of business to the Company as the production would be relocated to other Lear facilities.

(7)  NAB ACQUISITION

       On November 1, 1993, the Company purchased certain assets of the Plastics and Trim Products Division of Ford Motor Company ("Ford") consisting of (i) the U.S. operations that supply seat trim and trimmed seat assemblies to Ford which are manufactured by Favesa, S.A. de C.V.; (ii) all of the shares of Favesa, a maquiladora operation located in Juarez, Mexico; and (iii) certain inventories and assets employed in the operation of the NAB (collectively, the "North American Business" or the "NAB"). In connection with this transaction, the Company and Ford entered into a long-term supply agreement for certain products produced by these operations at agreed upon prices.

                   LEAR SEATING CORPORATION AND SUBSIDIARIES

       This acquisition was accounted for as a purchase, and accordingly, the operating results of the NAB have been included in the accompanying consolidated financial statements since the date of acquisition. The purchase price, after giving effect to an adjustment related to changes in the NAB working capital, consisted of the following and has been allocated as follows (in millions):


               Cash consideration paid to seller, net of cash
                acquired of $2.7 million                             $170.7
               Execution of promissory notes                           10.5
               Fees and expenses                                        1.4
                                                                     ------
                    Cost of acquisition                              $182.6
                                                                     ======
               Property, plant and equipment                         $ 79.8
               Net non-cash working capital                             1.7
               Other assets purchased and liabilities assumed, net      (.3)
               Goodwill                                               101.4
                                                                     ------
                   Total cost allocation                            $ 182.6
                                                                    =======

       As part of the NAB acquisition, the Company acquired and has exercised an option to cause Ford to purchase two facilities in consideration of Ford canceling a $19.9 million note payable. The Company exercised this option, and the sale of these facilities occurred in March 1994. The Company leased one of these facilities until August 1994. Fees and expenses related to the acquisition include $.5 million paid to Lehman Brothers, Inc.

       Assuming the acquisition had taken place as of the beginning of 1993, the consolidated pro forma results of operations of the Company would have been as follows, after giving effect to certain adjustments, including certain operations adjustments consisting principally of management's estimates of the effects of product pricing adjustments negotiated in connection with the acquisition and incremental ongoing NAB engineering, overhead and administrative expenses, increased interest expense and goodwill amortization and the related income tax effects (Unaudited; in millions, except per share data):


                                                  Year Ended
                                                 December 31,
                                                     1993
                                                 ------------
               Net sales                             $2,361.4
               Income before extraordinary item           5.1
               Net loss                                  (6.6)
               Income per common share before
                extraordinary item                        .12
               Net loss per common share                 (.16)

       The pro forma information above does not purport to be indicative of the results that actually would have been achieved if the operations were combined during the periods presented, and is not intended to be a projection of future results or trends.

                   LEAR SEATING CORPORATION AND SUBSIDIARIES

(8) INVESTMENTS IN AFFILIATES

       The  investments in affiliates are as follows:


                                                                 Percent Beneficial Ownership
                                                                      as of December 31,
                                                              ----------------------------------
                                                                 1995        1994        1993
                                                              ----------  ----------  ----------
               Industrias Cousin Freres, S.L. (Spain)                 49%         49%          -%
               Lear Seating Thailand Corporation                      49          49           -
               Interiores Automotrices Summa, S.A. de C.V.
               (Mexico)                                               40           -           -
               Markol Otomotiv Yan Sanayi Ve Ticart (Turkey)          35          35           -
               General Seating of America, Inc.                       35          35          35
               General Seating of Canada, Ltd.                        35          35          35
               Guildford Kast Plastifol Ltd. (U.K.)                   33           -           -
               Probel, S.A. (Brazil)                                  31          31          31
               Pacific Trim Corporation Ltd. (Thailand)               20          20          20

       The above businesses are generally involved in the manufacture of automotive interiors and interior components.

       All of the above investments in affiliates are accounted for using the equity method, except Probel. In June 1993, the Company revalued its investment in Probel, which was previously accounted for using the cost method, to zero due to continued operating losses and other factors impacting its potential recoverability. A charge of approximately $1.7 million was recorded and is reflected in equity income of affiliates in the consolidated statement of operations for the year ended December 31, 1993. The investments in Industrias Cousin Freres, S.L. and Markol Otomotiv Yan Sanayi Ve Ticart were acquired as part of the FSB acquisition (Note 6). The investments in Guildford Kast Plastifol Ltd., and Interiores Automotrices Summa, S.A. de C.V. were acquired as part of the AI acquisition (Note 5).

       Summarized group financial information for affiliates accounted for under the equity method is as follows (Unaudited; in millions):


                                                                                           December 31,
                                                                                 ------------------------------
                                                                                     1995             1994
                                                                                 -------------    -------------
               Balance sheet data:
                Current assets                                                        $57.6             $36.8
                Non-current assets                                                     42.0              25.6
                Current liabilities                                                    35.6              24.3
                Non-current liabilities                                                16.9              14.5

                                                                         Year Ended December 31,
                                                                         1995     1994    1993
                                                                         ----     ----    ----
               Income statement data:
                Net sales                                                $201.6  $140.4  $122.4
                Gross profit                                               37.9    14.1    12.6
                Income before provision for income taxes                   14.2     6.0     7.3
                Net income                                                 10.0     3.9     5.0

                   LEAR SEATING CORPORATION AND SUBSIDIARIES

       The aggregate investment in affiliates was $20.6 million and $11.0 million as of December 31, 1995 and 1994, respectively. The Company had sales to affiliates of approximately $12.8 million, $14.0 million and $11.1 million for the years ended December 31, 1995, 1994 and 1993, respectively. Dividends of approximately $1.3 million, $.9 million and $1.0 million were received by the Company for the years ended December 31, 1995, 1994 and 1993, respectively. The Company has guaranteed certain obligations of its affiliates. The Company's share of amounts outstanding under guaranteed obligations as of December 31, 1995 amounted to $6.1 million.

(9)  SHORT-TERM BORROWINGS

       Short-term borrowings are comprised of the following (in millions):

                                                                       December 31,
                                                                     ----------------
                                                                      1995     1994
                                                                     -------  -------
                Note payable to bank, LIBOR + 3/4%                   $  11.5  $  15.0
                Revolving credit facility, Base + 1 3/4%                 2.8        -
                Note payable to bank, LIBOR + 3%                         2.6      1.0
                Short-term borrowing, Fiat S.p.A., 9 3/4%  (Note 6)        -     66.7
                Unsecured notes payable --
                 NAB acquisition note payable, non-interest bearing
                 (Note 7)                                                  -      1.2
                 Trade acceptance payable, 6% at December 31, 1994         -       .2
                                                                     -------  -------
                                                                     $  16.9  $  84.1
                                                                     =======  =======

       At December 31, 1995, the Company has lines of credit available with foreign banks of approximately $79.7 million, subject to certain restrictions imposed by the Credit Agreement (Note 10). Weighted average interest rates under these agreements at December 31, 1995 and 1994 were 7.4% and 9.1%, respectively.

(10)  LONG-TERM DEBT

       Long-term debt is comprised of the following (in millions):


                                                        December 31,
                                                      ----------------
                                                        1995     1994
                                                      --------  ------
                Domestic revolver                       $717.1  $121.9
                Industrial revenue bonds                  20.9    19.0
                Capital lease obligations                 12.1       -
                German term loan                           6.3     7.1
                Loans from government agencies             5.0     2.0
                Other                                     16.5      .6
                                                      --------  ------
                                                         777.9   150.6
                Less -- Current portion                  (9.9)   (1.9)
                                                      --------  ------
                                                         768.0   148.7
                                                      --------  ------
                8 1/4% Subordinated Notes (Note 4)       145.0   145.0
                11 1/4% Senior Subordinated Notes        125.0   125.0
                                                      --------  ------
                                                         270.0   270.0
                                                      --------  ------
                                                      $1,038.0  $418.7
                                                      ========  ======

                   LEAR SEATING CORPORATION AND SUBSIDIARIES

       In August, 1995, the Company entered into a $1.5 billion secured revolving credit agreement with a syndicate of financial institutions (the "Credit Agreement"), the purpose of which was to finance the AI acquisition (Note 5), to refinance a portion of the existing indebtedness of AI, to refinance the Company's prior $500 million credit agreement (the "Prior Credit Facility"), and for general corporate purposes, including acquisitions. See Note 19 for pro forma information. The accelerated amortization of deferred financing fees related to the Prior Credit Facility totaled approximately $4.0 million. This amount, net of the related tax benefit of $1.4 million, has been reflected as an extraordinary loss in the consolidated results of operations for the year ended December 31, 1995. Availability under the Credit Agreement decreases semi-annually, in an aggregate amount of $650 million by the expiration date of September 30, 2001. Lehman Commercial Paper, Inc., an affiliate of the Lehman Funds, is a managing agent of the Credit Agreement and received fees of $.5 million in connection with this transaction.

       In October, 1993 and again in November, 1994, the Company amended and restated its prior credit agreement with a syndicate of banks to increase available credit and modify certain other provisions under the agreement. The accelerated amortization of deferred financing fees related to the 1993 refinancing totaled approximately $1.5 million. This amount, net of the related tax benefit of $.5 million, has been reflected as an extraordinary loss in the year ended December 31, 1993. In connection with these transactions, the Company paid $.5 million to Lehman Brothers, Inc. for consulting fees. In addition, Lehman Commercial Paper Inc., received fees of $.7 million as managing agent under the credit agreement.

       Loans under the Credit Agreement bear interest, at the election of the Company, at a floating rate equal to (i) the higher of Chemical Bank's prime rate and the federal funds rate plus 0.5% or
            (ii) the Eurodollar rate plus 1/2% to 1%. The Company pays a commitment fee on the unused balance of the facility of 1/5% to 3/8%, depending on a certain financial ratio.

       The Company had available unused long-term revolving credit commitments of $728.5 million at December 31, 1995, net of $54.4 million of outstanding letters of credit. Borrowings on revolving credit loans were $4,979.5 million, $495.2 million, and $986.3 million for the years ended December 31, 1995, 1994, and 1993, respectively. Repayments on revolving credit loans were $4,384.3 million, $604.0 million and $760.8 million for the years ended December 31, 1995, 1994 and 1993, respectively. At December 31, 1995, interest was being charged at the Eurodollar rate plus 3/4% for loans under the Credit Agreement and 1/4% for the commitment fee on the unused portion of the Credit Agreement.

       The City of Hammond and Development Authority of Clayton County
            Industrial Revenue Bonds (IRBs), at $9.5 million each, are payable in 2024, and bear interest at variable rates which are reset periodically. At the Company's option, the rates can be reset weekly or monthly, or can be fixed for a period of time or through maturity. As of December 31, 1995, the City of Hammond IRB and the Development Authority of Clayton County IRB bore interest rates of 4.25% and 4.55%, respectively. The remaining IRBs amortize annually, mature in 1998 and 2004, and as of December 31, 1995 bore interest of between 2.5% and 2.0%

        The 8 1/4% Subordinated Notes, due in 2002, require interest payments semi-annually on February 1 and August 1. The 11 1/4% Senior Subordinated Notes, due in 2000, require interest payments semi-annually on January 15 and July 15.

                   LEAR SEATING CORPORATION AND SUBSIDIARIES

       The Credit Agreement and Subordinated Debt Indentures contain restrictive covenants. The most restrictive of these covenants are financial covenants related to maintenance of certain levels of net worth, operating profit and interest coverage. These agreements also, among other things, restrict the Company's ability to incur additional indebtedness, declare dividends, create liens, make investments and advances, sell assets and limit capital expenditures to specified amounts. The German Term Loan agreement also contains certain restrictive covenants.

       The Company uses interest rate swap contracts to hedge against interest rate risks in future periods. As of December 31, 1995, the Company has entered into five one-year swap contracts with an aggregate notional value of $215.0 million which go into effect between August 1996 and August 1997. Pursuant to each of the contracts, the Company will make payments calculated at a fixed rate of between 5.9% and 6.3% of the notional value and will receive payments calculated at the Eurodollar rate. This effectively fixes the Company's interest rate on the portion of the indebtedness under the Credit Agreement covered by the contracts at the fixed rates in the contracts plus a margin of 1/2% to 1% during the time the contracts are effective. The fair value of these contracts as of December 31, 1995 is negative $1.9 million.

       As of December 31, 1995, the Company is able to declare limited dividends of up to $2.5 million per quarter. Loans under the Credit Agreement are collateralized by substantially all assets of the Company.

       The scheduled maturities of long-term debt at December 31, 1995 for the five succeeding years are as follows (in millions):


                1996       $9.9
                1997       10.5
                1998        6.6
                1999        5.5
                2000      128.2

                   LEAR SEATING CORPORATION AND SUBSIDIARIES

(11)  NATIONAL INCOME TAXES


       A summary of income (loss) before provision for national income taxes and components of the provision for national income taxes is as follows (in millions):


                                                                               Year Ended December 31,
                                                                           -----------------------------
                                                                              1995      1994      1993
                                                                           --------  --------  ---------
               Income (loss) before provision for national income taxes,
               minority interests in net income (loss) of subsidiaries,
               equity (income) loss of affiliates and extraordinary item:
                Domestic                                                   $    51.0  $   56.4  $    (3.4)
                Foreign                                                        101.9      58.2       29.5
                                                                            --------  --------  ---------
                                                                           $   152.9  $  114.6  $    26.1
                                                                           =========  ========  =========
               Domestic provision for national income taxes:
                Current provision                                          $    31.6  $   31.2  $     7.4
                                                                           ---------  --------  ---------
               Deferred --
                Deferred provision                                             (12.2)        -        1.0
                Benefit of previously unbenefitted net
                operating loss carryforwards                                     (.4)     (2.2)      (3.0)
                                                                           ---------  --------  ---------
                                                                               (12.6)     (2.2)      (2.0)
                                                                           ---------  --------  ---------
               Total domestic provision                                         19.0      29.0        5.4
                                                                           ---------  --------  ---------
               Foreign provision for national income taxes
                Current provision                                               41.2      25.1       22.5
                                                                           ---------  --------  ---------
               Deferred --
                Deferred provision                                               5.3        .9       (1.0)
                Benefit of previously unbenefitted net operating
                loss carryforwards                                              (2.4)        -          -
                                                                           ---------  --------  ---------
                                                                                 2.9        .9       (1.0)
                                                                           ---------  --------  ---------
               Total foreign provision                                          44.1      26.0       21.5
                                                                           ---------  --------  ---------
               Provision for national income taxes                         $    63.1   $  55.0   $   26.9
                                                                           =========  ========  =========

                   LEAR SEATING CORPORATION AND SUBSIDIARIES

       The differences between tax provisions calculated at the United
            States Federal statutory income tax rate of 35% for the years ended December 31, 1995, 1994 and 1993 and the actual consolidated national income tax provision are summarized as follows (in millions):


                                                             Year Ended December 31,
                                                           ----------------------------
                                                             1995      1994      1993
                                                           --------  --------  --------
               Income before provision for national
                income taxes, minority interests in net
                income (loss) of subsidiaries, equity
                (income) loss of affiliates and
                extraordinary item multiplied by the
                United States Federal statutory rate        $   53.5   $   40.1   $   9.1
               Utilization of domestic net
                operating loss carryforwards                     (.4)      (2.2)     (3.0)
                Utilization of foreign net
                operating loss carryforwards                    (2.4)         -         -
               Differences between domestic and
                effective foreign tax rates                     (3.3)       1.3       3.7
               Operating losses not tax benefited               11.4        3.0       4.9
                Increase (decrease) in valuation allowance      (4.2)       3.3       8.8
               Domestic income taxes provided
                on foreign earnings                              2.6        6.4        .9
               Amortization of goodwill                          5.8        3.0       3.3
               Other, net                                         .1         .1       (.8)
                                                            --------   --------   --------
                                                            $   63.1   $   55.0   $  26.9
                                                           =========  =========  =========

                  LEAR SEATING CORPORATION AND SUBSIDIARIES

       Deferred national income taxes represent temporary differences in the recognition of certain items for income tax and financial reporting purposes. The components of the net deferred national income tax liability are summarized as follows (in millions):


                                                                     December 31,
                                                                  ----------------
                                                                    1995     1994
                                                                  --------  ------
               Deferred national income tax liabilities:
                Property, plant and equipment basis differences    $   23.9  $ 22.1
                Financing and intercompany transactions                   -     8.8
                Taxes provided on unremitted
                 foreign earnings                                      15.6    19.4
                Benefit plans                                           3.1     2.0
                Other                                                   7.5     5.4
                                                                   --------  ------
                                                                   $   50.1  $ 57.7
                                                                   ========  ======
               Deferred national income tax assets:
                Tax credit carryforwards                           $   (3.5) $ (8.7)
                Tax loss carryforwards                                (53.3)  (46.8)
                Benefit plans                                         (14.1)   (9.6)
                Accruals                                               (9.7)  (15.9)
                Minimum pension liability                              (1.7)   (1.8)
                Deferred compensation                                  (6.2)   (6.3)
                Other                                                  (5.4)   (4.8)
                                                                   --------- -------
                                                                      (93.9)  (93.9)
               Valuation allowance                                     57.4    58.1
                                                                   --------- -------
                                                                      (36.5)  (35.8)
                                                                   --------- -------
               Net deferred national income tax liability          $   13.6  $ 21.9
                                                                   ========= =======

     Deferred national income tax assets have been fully offset by a valuation allowance in certain foreign tax jurisdictions due to a history of operating losses. The classification of the net deferred national income tax liability is summarized as follows (in millions):


                                                               December 31,
                                                           --------------------
                                                             1995       1994
                                                           ---------  ---------
               Deferred national income tax assets:
                 Current                                     $(13.2)     $(1.8)
                 Long-term                                    (15.8)      (1.6)
               Deferred national income tax liability:
                 Current                                        5.3          -
                 Long-term                                     37.3       25.3
                                                           ---------  ---------
               Net deferred national income tax liability    $ 13.6      $21.9
                                                           =========  =========

                   LEAR SEATING CORPORATION AND SUBSIDIARIES

       Deferred national income taxes and withholding taxes have been provided on earnings of the Company's Canadian subsidiary to the extent it is anticipated that the earnings will be remitted in the form of future dividends. Deferred national income taxes and withholding taxes have not been provided on the undistributed earnings of the Company's other foreign subsidiaries as such amounts are considered to be permanently reinvested. The cumulative undistributed earnings at December 31, 1995 on which the Company had not provided additional national income taxes and withholding taxes were approximately $41.2 million.

       As of December 31, 1995, the Company had tax loss carryforwards of $142.6 million which relate to certain foreign subsidiaries. Of the total loss carryforwards, $50.3 million have no expiration and $92.3 million expire in 1996 through 2002. As of December 31, 1995 the Company had tax credit carryforwards of $3.5 million which expire in 2000.

(12)  RETIREMENT PLANS

       The Company has noncontributory defined benefit pension plans covering substantially all domestic employees and certain employees in foreign countries. The Company's salaried plans provide benefits based on a career average earnings formula. Hourly pension plans provide benefits under flat benefit formulas. The Company also has contractual arrangements with certain employees which provides for supplemental retirement benefits. In general, the Company's policy is to fund these plans based on legal requirements, tax considerations, and local practices.

       Components of the Company's pension expense are as follows (in millions):


                                           Year Ended December 31,
                                       ----------------------------
                                         1995      1994      1993
                                       --------  --------  --------
              Service cost             $   6.2    $  4.3    $  3.5
              Interest cost on
               projected benefit
               obligation                  7.4       6.3       6.1
              Actual return on assets    (12.1)      (.1)     (7.8)
              Net amortization and
              deferral                     6.9      (4.6)      3.1
                                       --------   -------   -------
              Net pension expense      $   8.4    $  5.9    $  4.9
                                       ========   =======   =======

                   LEAR SEATING CORPORATION AND SUBSIDIARIES

       The following table sets forth a reconciliation of the funded status of the Company's defined benefit pension plans to the related amounts recorded in the consolidated balance sheets (in millions):


                                                                December 31, 1995              December 31, 1994
                                                           --------------------------  ------------------------------
                                                            Plans Whose   Plans Whose    Plans Whose      Plans Whose
                                                           Assets Exceed  ABO Exceeds   Assets  Exceed    ABO Exceeds
                                                                ABO         Assets            ABO           Assets
                                                           -------------  -----------  -----------------  -----------
               Actuarial present value of:
                Vested benefit obligation                          $14.4        $82.6              $16.8        $54.8
                Non-vested benefit obligation                        1.0          5.2                1.3          2.2
                                                           -------------  -----------  -----------------  -----------
               Accumulated benefit obligation (ABO)                 15.4         87.8               18.1         57.0

               Effects of anticipated future
                compensation increases                               2.5         13.7               10.2          1.0
                                                           -------------  -----------  -----------------  -----------
               Projected benefit obligation                         17.9        101.5               28.3         58.0
               Plan assets at fair value                            23.1         59.2               22.7         38.0
                                                           -------------  -----------  -----------------  -----------
               Projected benefit obligation in excess of
                (less than) plan assets                             (5.2)        42.3                5.6         20.0
               Unamortized net loss                                  (.8)       (10.6)              (3.9)        (9.5)
               Unrecognized prior service cost                       (.4)        (4.3)                .2         (3.0)
               Unamortized net asset (obligation)
                at transition                                        3.0         (1.2)               3.1         (1.0)
               Unamortized plan amendment obligation                   -        (11.2)                 -            -
               Adjustment required to recognize
                minimum liability                                      -         21.4                  -         12.0
                                                           -------------  -----------  -----------------  -----------
               Accrued pension (asset) liability recorded
                in the consolidated balance sheets         $        (3.4) $      36.4  $             5.0  $      18.5
                                                           =============  ===========  =================  ===========

       The actuarial assumptions used in determining pension expense and the funded status information shown above were as follows:


                                        Year Ended December 31,
                                     -----------------------------
                                       1995       1994      1993
                                     ---------  --------  --------
Discount rate:
 Domestic plans                       7.25-7.5%    7.5-8%    7.5-8%
 Foreign plans                             7-8%      7-8%      7-9%
Rate of salary progression:
 Domestic plans                            5.6%        5%        6%
 Foreign plans                             3-5%      3-5%      3-5%
Long-term rate of return on assets:
 Domestic plans                         7.75-9%        9%        9%
 Foreign plans                               8%        8%      8-9%

       Plan assets include cash equivalents, common and preferred stock, and government and corporate debt securities.

                   LEAR SEATING CORPORATION AND SUBSIDIARIES

       Statement of Financial Accounting Standards No. 87, "Employers'
            Accounting for Pensions," required the Company to record a minimum liability as of December 31, 1995 and 1994. As of December 31, 1995, the Company recorded a long-term liability of $21.4 million, an intangible asset of $16.2 million, which is included with other assets, and a reduction in stockholders' equity of $3.5 million, net of income taxes of $1.7 million.

       The Company also sponsors defined contribution plans and participates in government sponsored programs in certain foreign countries. Contributions are determined as a percentage of each covered employee's salary. The Company also participates in multi-employer pension plans for certain of its hourly employees and contributes to those plans based on collective bargaining agreements. The aggregate cost of the defined contribution and multi-employer pension plans charged to operations was $2.6 million, $2.1 million and $1.7 million for the years ended December 31, 1995, 1994 and 1993, respectively.

(13)  POST-RETIREMENT BENEFITS

       On July 1, 1993, the Company adopted Statement of Financial
            Accounting Standards No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions" ("SFAS No. 106") for its domestic plans. On January 1, 1995, the Company adopted SFAS No. 106 for its foreign plans. This standard requires that the expected cost of post-retirement benefits be charged to expense during the years in which the employees render service to the Company.

       The Company's post-retirement plans cover a majority of the Company's domestic employees and a portion of the Company's Canadian employees. The plans generally provide for the continuation of medical benefits for all employees who complete 10 years of service after age 45 and retire from the Company at age 55 or older. The Company does not fund its post-retirement benefit obligation. Rather, payments are made as costs are incurred by covered retirees.

       As of July 1, 1993, the Company's accumulated post-retirement benefit obligation was approximately $32.0 million. Because the Company had previously recorded a liability of $6.3 million related to these benefits, the net transition obligation was $25.7 million and is being amortized over 20 years. As of January 1, 1995, the Company's APBO for its foreign plans was approximately $9.7 million which is being amortized over approximately 11 years, representing the average remaining service life of the eligible employees. The following table sets forth a reconciliation of the funded status of the accrued post-retirement benefit obligation to the related amounts recorded in the consolidated financial statements as of December 31, 1995 and 1994 (in millions):



                                                            December 31,
                                                        -------------------
                                                          1995       1994
                                                        -------   ---------
Accumulated Post-retirement Benefit
Obligation ("APBO"):

  Retirees                                                $18.0       $11.8
  Fully eligible active plan participants                   4.8         4.3
  Other active participants                                29.8        20.9
  Unrecognized net gain                                     4.1         4.2
  Unamortized transition obligation                       (31.6)      (23.7)
                                                        -------  ----------
  Liability recorded in the consolidated balance sheet    $25.1       $17.5
                                                        =======  ==========

                   LEAR SEATING CORPORATION AND SUBSIDIARIES

       Components of the Company's post-retirement benefit expense under SFAS
            No. 106 were as follows (in millions):

                                                        Years Ended December 31,
                                                      ----------------------------
                                                        1995      1994      1993
                                                      --------  --------  --------
               Service cost                               $3.6      $3.5      $1.7
               Interest cost on APBO                       3.5       2.8       1.3
               Unrecognized net gain                        .4         -         -
               Amortization of transition obligation       1.8       1.3        .7
                                                      --------  --------  --------
               Net post-retirement benefit expense        $9.3      $7.6      $3.7
                                                      ========  ========  ========

       For the domestic plans, the APBO was calculated using an assumed discount rate of 7.5% and 8.0% as of December 31, 1995 and 1994, respectively. Domestic post-retirement benefit expense was calculated using an assumed discount rate of 8.0% in 1995, and 7.5% in 1994 and 1993. Domestic health care costs were assumed to increase 10.0% in 1995, grading down over time to 5.5% in 11 years. For the foreign plans, 1995 expense and the APBO as of December
            31, 1995 were calculated using an assumed discount rate of 8.0%. Foreign health care costs were assumed to increase 8.5% per year for the next three years, grading down over time to 5.5% in 10 years and 5.0% in 20 years. To illustrate the significance of these assumptions, a rise in the assumed rate of health care cost increases of 1% each year would increase the APBO as of December 31, 1995 by $6.7 million and increase the net post-retirement benefit expense by $1.1 million for the year ended December 31, 1995.

       Prior to July 1, 1993, post-retirement benefit costs were expensed as incurred. Benefit payments were approximately $.8 million for the year ended December 31, 1993.

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

(14)  COMMITMENTS AND CONTINGENCIES

       The Company is the subject of various lawsuits, claims and environmental contingencies. In addition, the Company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), for the cleanup of contamination from hazardous substances at three Superfund sites, and may incur indemnification obligations for cleanup at three additional sites. In the opinion of management, the expected liability resulting from these matters is adequately covered by amounts accrued, and will not have a material adverse effect on the Company's consolidated financial position or future results of operations.

       Several of the Company's European subsidiaries factor their accounts receivable with financial institutions subject to limited recourse provisions and are charged a discount fee ranging from a fixed rate per annum of 11% to the current LIBOR rate plus 0.4%. The amount of such factored receivables, which is not included in accounts receivable in the consolidated balance sheet at December 31, 1995 was approximately $64.4 million.

                   LEAR SEATING CORPORATION AND SUBSIDIARIES

       Approximately 24,000 of the Company's workforce worldwide are subject to collective bargaining agreements. 14% of the Company's workforce are subject to collective bargaining agreements which expire within one year. Relationships with all unions are good and management does not anticipate any difficulties with respect to the agreements.

       Lease commitments at December 31, 1995 under noncancelable operating leases with terms exceeding one year are as follows (in millions):


               1996                   $22.7
               1997                    19.1
               1998                    15.7
               1999                    14.0
               2000                    12.8
               2001 and thereafter     22.3
                                    -------
                     Total           $106.6
                                    =======

       The Company's operating leases cover principally buildings and transportation equipment. Rent expense incurred under all operating leases and charged to operations was $21.2 million, $16.5 million and $12.6 million for the years ended December 31, 1995, 1994 and 1993, respectively.

(15)  STOCK OPTIONS AND WARRANTS

       1988 Stock Option Plan

         At December 31, 1995, 1,847,755 options granted under stock option agreements dated September 29, 1988 were issued and outstanding. The options vested over a three-year period and are currently exercisable at $1.29 per share. The difference between the exercise price and the market value at the date of grant was amortized to expense over the vesting period.

       1992 Stock Option Plan

         Under the 1992 stock option plan, the Company may grant up to 1,914,000 stock options to the management investors and certain other management personnel. At December 31, 1995 there were 1,886,500 options issued and outstanding under this plan. Pursuant to a plan amendment effective December 31, 1993, all of the options became immediately vested and will generally become exercisable at $5 per share on September 28, 1996.

         Stock option expense for the year ended December 31, 1993 was approximately $14.5 million, and is included in incentive stock and other compensation expense in the accompanying consolidated statements of operations. The expense recognized reflects the immediate vesting of the previously unvested options on December 31, 1993, based on the estimated market value of the common stock of the Company of $13.64 per share.

         In addition to the stock option expense, incentive stock and other compensation expense in the accompanying statements of operations includes $3.5 million in special management bonuses approved by the Board of Directors in December 1993.

                   LEAR SEATING CORPORATION AND SUBSIDIARIES

       1994 Stock Option Plan

         Concurrent with the IPO (Note 3), the Company granted 498,750 options which are exercisable at $15.50 per share beginning three years after the date of grant. The options vest over a three year period and expire seven years after they become exercisable. No stock compensation expense was recognized related to these options as the exercise price was equal to the market price as of the grant date. In 1995, 36,000 options were granted under this plan at exercise prices ranging from $19 5/8 to $30 1/4. As of December 31, 1995 513,250 options were outstanding.

       Options Issued to Former AI Optionholders

         In connection with the AI Acquisition (Note 5), the
              Company converted, at the optionholder's discretion, certain AI stock options into options exercisable for Lear common stock under new plans. All of the options converted were fully vested and exercisable as of the date of acquisition of AI. At December 31, 1995, there were 58,446 options exercisable at $14.06 per share which expire July 24, 2002, 89,975 options exercisable at $20.41 per share which expire August 5, 2003, and 80,984 options exercisable at $23.12 per share which expire August 7, 2004. The value of these options as of the date of the AI Acquisition was $1.9 million and was included in the purchase price of AI.

           The changes in the number of options outstanding are as follows:

                                             Year Ended December 31,
                                         -------------------------------
                                           1995       1994       1993
                                         ---------  ---------  ---------
               Options outstanding
                at beginning of period   4,425,768  4,045,272  3,507,372
               Options granted             265,405    498,750    537,900
               Options exercised          (165,263)  (100,797)         -
               Options revoked             (49,000)   (17,457)         -
                                         ---------  ---------  ---------
               Options outstanding
                at end of period         4,476,910  4,425,768  4,045,272
                                         =========  =========  =========

       Warrants

         In 1988, the Company sold warrants exercisable into 3,300,000 shares of common stock. The warrants, which entitled the holder to receive one share of common stock for no additional consideration, became exercisable on December 1, 1993. All warrants were exercised or expired in 1994.

(16)  FINANCIAL INSTRUMENTS

         The Company hedges certain foreign currency risks through the use of forward foreign exchange contracts and options. Such contracts are generally deemed as and are effective as hedges of the related transactions. As such, gains and losses from these contracts are deferred and are recognized on the settlement date, consistent with the related transactions. As of December 31, 1995, the Company and its subsidiaries have contracted to exchange up to 26.8 million Canadian dollars and 60.0 million German marks for fixed amounts of U. S. dollars. The contracts mature during 1996. As of December 31, 1995, the unrealized deferred gain on such contracts was $.4 million and $1.5 million, respectively.

                   LEAR SEATING CORPORATION AND SUBSIDIARIES

         The carrying values of the Company's subordinated notes
              vary from the fair values of these instruments. The fair values were determined by reference to market prices of the securities in recent public transactions. As of December 31, 1995, the carrying value of the Company's subordinated notes was $270.0 million compared to an estimated fair value of $275.4 million. The carrying values of cash, accounts receivable, accounts payable and notes payable approximate the fair values of these instruments due to the short-term, highly liquid nature of these instruments. The carrying value of the Company's senior indebtedness approximates its fair value which was determined based on rates currently available to the Company for similar borrowings with like maturities.

(17)  GEOGRAPHIC SEGMENT DATA

         Worldwide operations are divided into four geographic segments --
              United States, Canada, Europe and Mexico and other. The Mexico and other segment includes operations in Mexico, South America, South Africa and the Pacific Rim. Geographic segment information is as follows (in millions):


                                         Year Ended December 31,
                                      ------------------------------
                                        1995      1994       1993
                                      --------  --------  ----------
                Net Sales:
                 United States         $2,431.8  $1,916.5    $1,060.6
                 Canada                   874.5     603.8       397.5
                 Europe                 1,328.5     575.5       407.5
                 Mexico and other         307.4     222.7       208.6
                 Intersegment sales      (227.8)   (171.0)     (123.9)
                                       --------  --------  ----------
                                       $4,714.4  $3,147.5    $1,950.3
                                       ========  ========  ==========
                Operating Income:
                 United States           $108.4    $109.3       $61.3
                 Canada                    96.4      46.3        25.6
                 Europe                    26.5       4.4        (9.6)
                 Mexico and other          13.5       9.6        20.3
                 Unallocated (a)              -         -       (18.0)
                                       --------  --------  ----------
                                         $244.8    $169.6       $79.6
                                       ========  ========  ==========
                Identifiable Assets:
                 United States         $1,859.6    $784.7      $680.7
                 Canada                   254.2     249.6       180.1
                 Europe                   815.3     595.4       170.8
                 Mexico and other         116.5      72.5        68.3
                 Unallocated (b)           15.7      12.9        14.4
                                       --------  --------  ----------
                                       $3,061.3  $1,715.1    $1,114.3
                                       ========  ========  ==========

          (a) Unallocated Operating Income primarily includes the impact of incentive stock and other compensation expense (Note 15).
          (b) Unallocated Identifiable Assets primarily consist of deferred financing fees.

                   LEAR SEATING CORPORATION AND SUBSIDIARIES

         The net assets of foreign subsidiaries were $326.8 million and $323.7 million at December 31, 1995 and 1994, respectively. The Company's share of foreign net income was $58.6 million, $32.2 million, and $6.0 million, for the years ended December 31, 1995, 1994 and 1993, respectively.

         A majority of the Company's sales are to automobile manufacturing companies. The following is a summary of the percentage of net sales to major customers:


                                              Year Ended December 31,
                                            ----------------------------
                                              1995      1994      1993
                                            --------  --------  --------
                Ford Motor Company               33%       39%       28%
                General Motors Corporation       34        36        45

         In addition, a significant portion of remaining sales are to the above automobile manufacturing companies through various other automotive suppliers or to affiliates of these automobile manufacturing companies.

(18)  QUARTERLY FINANCIAL DATA (Unaudited; in millions, except per share data)


                                                                      Thirteen Weeks Ended
                                                      -------------------------------------------------------
                                                        April 1,    July 1,     September 30,    December 31,
                                                          1995       1995           1995             1995
                                                      ----------  ----------  ----------------  -------------
                Net sales                               $1,043.5    $1,142.6          $1,080.6       $1,447.7
                Gross profit                                76.6        94.8              83.3          148.4
                Net income before extraordinary item        17.0        28.9              11.1           37.2
                Net income                                  17.0        28.9               8.5           37.2
                Net income before extraordinary
                item per common share                        .34         .58               .22            .62
                Net income per common share                  .34         .58               .17            .62
                                                                      Thirteen Weeks Ended
                                                      --------------------------------------------------------
                                                        April 2,      July 2,       October 1,     December 31,
                                                          1994         1994            1994            1994
                                                      ----------  -------------  ---------------  ------------
                Net sales                               $  686.7    $  822.2          $  698.5       $  940.1
                Gross profit                                50.0        78.6              48.9           86.1
                Net income                                   6.5        21.2               6.3           25.8
                Net income per common share                  .16         .43               .13            .52

                   LEAR SEATING CORPORATION AND SUBSIDIARIES

(19)  PRO FORMA FINANCIAL DATA

         The following pro forma unaudited financial data is presented to illustrate the estimated effects of (i) the 1995 offering (Note 3), (ii) the AI acquisition (Note 5), (iii) the refinancing of the Company's credit facility (Note 10), (iv) certain acquisitions completed by AI prior to the acquisition of AI by Lear, (v) the FSB Acquisition (Note 6), (vi) the initial public offering of common stock by the Company (Note 3), and
              (vii) the refinancing of the 14% Subordinated Debentures with the net proceeds from the issuance of the 8 1/4% Subordinated Notes (Note 4) as if these transactions had occurred as of the beginning of each year presented. These pro forma results give effect to certain adjustments, including certain operations adjustments consisting principally of management's estimates of the effects of product pricing adjustments negotiated in connection with the acquisitions, estimated engineering savings, the estimated effects on interest, depreciation and goodwill amortization expense and the related income tax effects of these adjustments.


                              Year Ended December 31, 1995                            Year Ended December 31, 1994
                    ------------------------------------------------  -------------------------------------------------------------
                                             Operating and    Pro                                           Operating and    Pro
                     Company        AI         Financing               Company        FSB          AI         Financing
                    Historical  Acquisition   Adjustments    Forma    Historical  Acquisition  Acquisition   Adjustments    Forma
                    ----------  -----------  -------------  --------  ----------  -----------  -----------  -------------  --------
Net sales             $4,714.4       $523.7        $    -   $5,238.1    $3,147.5       $455.9       $ 752.2       $    -    $4,355.6

Income before
 extraordinary item       94.2         23.5         (15.5)     102.2        59.8        (24.2)         39.9         (15.9)      59.6

Net income                91.6         23.5         (12.9)     102.2        59.8        (24.2)         39.9         (15.9)      59.6

Income per
 share before
 extraordinary item       1.79                                  1.71        1.26                                               1.00

Net income
 per share                1.74                                  1.71        1.26                                               1.00

         The pro forma information above does not purport to be indicative of the results that actually would have been achieved if these transactions had occurred prior to the years presented, and is not intended to be a projection of future results or trends.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Lear Seating Corporation:

     We have audited in accordance with generally accepted auditing standards the consolidated financial statements of LEAR SEATING CORPORATION AND SUBSIDIARIES ("the Company") included in this Form 10-K and have issued our report thereon dated February 6, 1996. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule on page 55 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                           /s/  ARTHUR ANDERSEN LLP


Detroit, Michigan
     February 6, 1996.

                   LEAR SEATING CORPORATION AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)



                                                        BALANCE AT                                        BALANCE
                                                        BEGINNING                              OTHER         END
DESCRIPTION                                             OF PERIOD   ADDITIONS  RETIREMENTS    CHANGES    OF PERIOD
-----------                                             ----------  ---------  -----------  ------------  ----------
FOR THE YEAR ENDED DECEMBER 31, 1993:
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts                                $.5        $.3        $(.1)          $(.1)        $.6
Reserve for unmerchantable inventories                         1.7         .6         (.2)           (.2)        1.9
                                                        ----------  ---------  -----------  ------------  ----------
                                                              $2.2        $.9        $(.3)          $(.3)       $2.5
                                                        ==========  =========  ===========  ============  ==========
FOR THE YEAR ENDED DECEMBER 31, 1994:
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts                                $.6        $.6        $(.1)          $2.0        $3.1
Reserve for unmerchantable inventories                         1.9        4.0        (1.7)           (.1)        4.1
                                                        ----------  ---------  -----------  ------------  ----------
                                                              $2.5       $4.6       $(1.8)          $1.9        $7.2
                                                        ==========  =========  ===========  ============  ==========
FOR THE YEAR ENDED DECEMBER 31, 1995:
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts                               $3.1        $.5        $(.5)           $.9        $4.0
Reserve for unmerchantable inventories                         4.1        3.2        (2.1)           1.1         6.3
                                                        ----------  ---------  -----------  ------------  ----------
                                                              $7.2       $3.7       $(2.6)          $2.0       $10.3
                                                        ==========  =========  ===========  ============  ==========

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

                                    PART III

                   ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS

     Incorporated by reference from the Proxy Statement sections entitled "Election of Directors," and "Management."


                         ITEM 11 - EXECUTIVE COMPENSATION

     Incorporated by reference from the Proxy Statement sections entitled "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Report of Compensation Committee - Annual Incentives."


               ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT

     Incorporated by reference from the Proxy Statement section entitled "Management - Security Ownership of Certain Beneficial Owners and Management."



            ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the Proxy Statement section entitled "Certain Transactions."

                                    PART IV

        ITEM 14  EXHIBITS, FINANCIAL SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Form 10-K.

     1.    Consolidated Financial Statements:

           Report of Independent Public Accountants

           Consolidated Balance Sheets as of December 31, 1995 and 1994.

           Consolidated Statements of Operations for the years ended December 31, 1995, 1994 and 1993.

           Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1994 and 1993.

           Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993.

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

     3. The exhibits listed on the "Index to Exhibits" on pages 59 through 61 are filed with this Form 10-K or incorporated by reference as set forth below.

(b) The following reports on Form 8-K were filed during the quarter ended December 31, 1995.

           None.

(c) The exhibits listed on the "Index to Exhibits" on pages 59 through 61 are filed with this Form 10-K or incorporated by reference as set forth below.

(d)  Additional Financial Statement Schedules.

           None.

INDEX TO EXHIBITS


EXHIBIT
 NUMBER  EXHIBIT
-------  -------
    3.1  Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the Company's Transition Report on Form 10-K filed March 31, 1994).
    3.2  Amended and Restated By-laws of Lear (incorporated by reference to Exhibit 3.4 to Lear's
         Registration Statement on Form S-1 (No. 33-52565)).
    3.3  Merger Agreement dated December 31, 1993, by and between Lear and Holdings (incorporated by reference to Exhibit 3.4 to Lear's Registration Statement on Form S-1 (No. 33-51317)).
    4.1  Indenture dated as of February 1, 1994 by and between Lear and The First National Bank of
         Boston, as Trustee, relating to the 8 1/4% Subordinated Notes (incorporated by reference to
         Exhibit 4.1 to the Company's Transition Report on Form 10-K filed on March 31, 1994).
    4.2  Indenture dated as of July 15, 1992 by and between Lear and The Bank of New York, as Trustee, relating to the  11 1/4% Senior Subordinated Notes (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (No. 33-47867)).
   10.1  $1,500,000 Credit Agreement dated as of August 17, 1995 (the "Credit "Agreement") among the
         Company, the several financial institutions party thereto (collectively, the "Banks"), Chemical
         Bank, a New York banking corporation, as administrative agent for the Banks and the Managing
         Agents, Co-Agents and Lead Managers identified therein (incorporated by reference to Exhibit
         99.1 to the Company's Current Report on Form 8-K, dated August 17, 1995).
   10.2  First Amendment and Consent to the Credit Agreement dated as of December 8, 1995, filed herewith.
   10.3  $9,500,000 Loan Agreement dated as of July 1, 1994 between the Company and the City of Hammond,
         Indiana (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K
         for the year ended December 31, 1994).
   10.4  $9,500,000 Loan Agreement dated as of September 1, 1994 between the Company and the Development
         Authority of Clayton County, Georgia (incorporated by reference to Exhibit 10.26 to the
         Company's Annual Report on Form 10-K for the year ended December 31, 1994).
   10.5  Cdn. $25,000,000 Credit Agreement dated April 19, 1995 between Lear Seating Canada, Ltd. and the
         Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 1995).
   10.6  Employment Agreement dated March 20, 1995 between the Company and Kenneth L. Way (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended
         December 31, 1994).
   10.7  Employment Agreement dated March 20, 1995 between the Company and Robert E. Rossiter
         (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the
         year ended December 31, 1994).
   10.8  Employment Agreement dated March 20, 1995 between the  Company and James H. Vandenberghe
         (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the
         year ended December 31, 1994).

   10.9  Employment Agreement dated March 20, 1995 between the Company and James A. Hollars (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended
         December 31, 1994.

EXHIBIT
 NUMBER  EXHIBIT
-------  -------
  10.10  Employment Agreement dated July 12, 1995 between Automotive
         Industries, Inc. and Frederick F. Sommer (incorporated by
         reference to Exhibit 10.1 to the Company's Quarterly Report on Form
         10-Q for the quarter ended October 1, 1995).

  10.11  Employment Agreement dated June 1, 1992 between Lear and Donald J.
         Stebbins (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (No. 33-51317)).

  10.12  Stock Option Agreement dated as of September 29, 1988 between the
         Company and certain management investors (the "Management Investors")
         (incorporated by reference to Exhibit 10.6 to the Company's
         Registration Statement on Form S-1 (No. 33-25256)).

  10.13 Amendment to Stock Option Agreement dated as of March 2, 1995 between the Company and Kenneth L. Way (incorporated by reference to Exhibit
         10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 1995).

  10.14 Amendment to Stock Option Agreement dated as of March 2, 1995 between the Company and Robert E. Rossiter (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 1995).

  10.15 Amendment to Stock Option Agreement dated as of March 2, 1995 between the Company and James H. Vandenberghe (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 1995).

  10.16 Amendment to Stock Option Agreement dated as of March 2, 1995 between the Company and James A. Hollars (incorporated by reference to Exhibit
         10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 1995).

  10.17 Amendment to Stock Option Agreement dated as of March 2, 1995 between the Company and Randal T. Murphy (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 1995).

  10.18  Lear's 1992 Stock Option Plan (incorporated by reference to Exhibit
         10.7 to the Company's Annual Report on Form 10-K for the year ended
         June 30, 1993).

  10.19 Amendment to Lear's 1992 Stock Option Plan (incorporated by reference to Exhibit 10.26 to the Company's Transition Report on Form 10-K filed on March 31, 1994).

  10.20  Lear's 1994 Stock Option Plan (incorporated by reference to
         Exhibit 10.27 to the Company's Transition Report on Form 10-K filed on
         March 31, 1994).

  10.21 Senior Executive Incentive Compensation Plan of Lear (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 (No. 33-47867)).

  10.22 Management Incentive Compensation Plan of Lear (incorporated by reference to Exhibit 10.15 to the Company's Registration
         Statement on Form S-1 (No. 33-47867)).

  10.23  Lear's Supplemental Executive Retirement Plan, dated as of January 1,
         1995, (incorporated by reference to Exhibit 10.28 to the Company's
         Annual Report on Form 10-K, for the year ended December 31, 1994).

EXHIBIT
 NUMBER  EXHIBIT
-------  -------
  10.24  Amended and Restated Stockholders and Registration Rights
         Agreement dated as of September 27, 1991 by and among the
         Company, the Lehman Funds, Lehman Brothers Merchant
         Banking Partners Inc., as representative of the Lehman
         Partnerships, FIMA Finance Management Inc., a British
         Virgin Islands corporation, and the Management Investors
         (incorporated by reference to Exhibit 2.2 to Lear
         Holdings Corporation's Current Report on Form 8-K dated
         September 24, 1991).
  10.25  Amendment to Amended and Restated Stockholders and
         Registration Rights Agreement (incorporated by reference
         to Exhibit 10.24 to the Company's Transition Report on
         Form 10-K filed on March 31, 1994).
  10.26  Waiver to Amended and Restated Stockholders and
         Registration Rights Agreement dated August 15, 1995
         (incorporated by reference to Exhibit 99.4 to the
         Company's Registration Statement on Form S-3 (No.
         33-61583).
  10.27  Waiver and Agreement dated September 27, 1991, by and among Lear Holdings Corporation, Kidder Peabody Group
         Inc., KP/Hanover Partners 1988, L.P. General Electric
         Capital Corporation, FIMA Finance Management Inc., a
         Panamanian corporation, FIMA Finance Management Inc., a
         British Virgin Islands corporation, MH Capital Partners
         Inc., successor by merger and name change to MH Equity
         Corp., SO.PA.F Societa Partecipazioni Finanziarie S.p.A.,
         INVEST Societa Italiana Investimenti S.p.A., the Lehman
         Partnerships and the Management Investors (incorporated
         by reference to Exhibit 2.3 to Lear Holdings
         Corporation's Current Report on Form 8-K dated September
         24, 1991).
  10.28  Stock Purchase Agreement dated as of July 21, 1992 among the Company, the Lehman Funds and FIMA Finance Management
         Inc., a British Virgin Islands corporation (incorporated
         by reference to Exhibit 10.33 to the Company's
         Registration Statement on Form S-1 (No. 33-47867)).
  10.29  Agreement and Plan of Merger dated as of July 16, 1995, among the Company, AIHI Acquisition Corp. and Automotive
         Industries Holding, Inc. (incorporated by reference to
         the Company's Current Report on Form 8-K dated August 17,
         1995).
  10.30  Stock Purchase Agreement, dated December 15, 1994, by and between Gilardini S.p.A. and the Company (incorporated by
         reference to Exhibit 2.1 to the Company's Current Report
         on Form 8-K, dated December 15, 1994).
  10.31  Purchase Agreement dated as of November 1, 1993 between the Company and Ford Motor Company (incorporated by
         reference to Exhibit 10 to the Company's Quarterly Report
         on Form 10-Q for the quarter ended October 2, 1993).
  10.32  Asset Purchase and Supply Agreement dated as of November
         18, 1991 between Lear Seating Sweden, AB and Volvo Car
         Corporation (incorporated by reference to Exhibit 10.34
         to the Company's Registration Statement on Form S-1 (No.
         33-47867)).
  10.33  Automotive Industries Holding, Inc. 1992 Key Employee
         Stock Option Plan (incorporated by reference to Exhibit
         4.1 to the Company's Registration Statement on Form S-8
         (No. 33-61739)).
  10.34  Option Assumption Agreement between the Company and
         Frederick F. Sommer dated August 21, 1995, filed
         herewith.
   11.1  Computation of income (loss) per share, filed herewith.
   21.1  List of subsidiaries of the Company, filed herewith.
   23.1  Consent of independent public accountants, filed herewith.
   27.1  Financial Data Schedule, filed herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 1996.

Lear Seating Corporation




By:  /s/  Kenneth L. Way
     -------------------------
     Kenneth L. Way
     Chairman of the Board and
     Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Lear Seating Corporation and in the capacities indicated March 27, 1996.


/s/  Kenneth L. Way                 /s/  Larry McCurdy
----------------------------------  ----------------------
Kenneth L. Way                      Larry McCurdy
Chairman of the Board and           a Director
Chief Executive Officer


/s/  James H. Vandenberghe          /s/  Jeffrey P. Hughes
----------------------------------  ----------------------
James H. Vandenberghe               Jeffrey P. Hughes
Executive Vice President,           a Director
Chief Financial Officer
and a Director

/s/  Robert E. Rossiter
----------------------------------  ----------------------
Robert E. Rossiter                  Gian Andrea Botta
President, Chief Operating Officer  a Director
and a Director


/s/  David P. Spalding              /s/  Robert Shower
----------------------------------  ----------------------
David P. Spalding                   Robert Shower
a Director                          a Director


/s/  Eliot Fried                    /s/  James A. Stern
----------------------------------  ----------------------
Eliot Fried                         James A. Stern
a Director                          a Director


/s/  Alan Washkowitz
----------------------------------
Alan Washkowitz
a Director