Form 10-Q
period 1996-03-30
LEAR SEATING CORP
filed 1996-05-14
CIK 842162

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
   /X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 30, 1996

                                       OR

  / /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from           to        .
                               ---------    -------

COMMISSION FILE NUMBER:         1-11311


                                LEAR CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                           DELAWARE                                              13-3386776
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)

             21557 TELEGRAPH ROAD, SOUTHFIELD, MI                                   48034
           (Address of principal executive offices)                               (zip code)

                                 (810) 746-1500
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the
filing requirements for the past 90 days. Yes  x     No
                                              ---       ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Approximate number of shares of Common Stock, $0.01 par value per share,
outstanding at April 29, 1996:   56,600,088.
                                 ----------

                                LEAR CORPORATION

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 30, 1996

                                     INDEX




Part I - Financial Information:                                        Page No.
  Item 1 - Consolidated Financial Statements

    Introduction to the Consolidated Financial Statements                  3

    Consolidated Balance Sheets - March 30, 1996 and
       December 31, 1995                                                   4

    Consolidated Statements of Income - Three Month Periods
       ended March 30, 1996 and April 1, 1995                              5

    Consolidated Statements of Cash Flows - Three Month
       Periods ended March 30, 1996 and April 1, 1995                      6

    Notes to the Consolidated Financial Statements                         7

  Item 2 - Management's Discussion and Analysis of
       Financial Condition and Results of Operations                       10

Part II - Other Information:

  Item 6 - Exhibits and Reports on Form 8-K                                13

Signatures                                                                 14


                                LEAR CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

INTRODUCTION TO THE CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements of Lear Corporation and subsidiaries (Note 1) have been prepared by Lear Corporation ("the Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K as filed with the Securities and Exchange Commission for the period ended December 31, 1995 under the name "Lear Seating Corporation". Effective as of May 9, 1996 the Company changed its name to "Lear Corporation" from "Lear Seating Corporation".

The financial information presented reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of operations and statements of financial position for the interim periods presented. These results are not necessarily indicative of a full year's results of operations.

                       LEAR CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)


                                                             March 30,   December 31,
                                                               1996          1995
                                                            -----------  ------------
                                                            (Unaudited)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                     $   21.6      $   34.1
 Accounts receivable, net                                         879.0         831.9
 Inventories                                                      178.9         196.2
 Recoverable customer engineering and tooling                     111.0          91.9
 Other                                                             67.4          53.1
                                                               --------      --------
                                                                1,257.9       1,207.2
                                                               --------      --------
 Property, plant and equipment, net                               648.4         642.8
 Goodwill, net                                                  1,093.5       1,098.4
 Other                                                            122.4         112.9
                                                               --------      --------
                                                               $3,122.2      $3,061.3
                                                               ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Short-term borrowings                                         $   17.3         $16.9
 Accounts payable and drafts                                      881.7         857.0
 Accrued liabilities                                              395.0         392.2
 Current portion of long-term debt                                 12.0           9.9
                                                               --------      --------
                                                                1,306.0       1,276.0
                                                               --------      --------
LONG-TERM LIABILITIES:
 Deferred national income taxes                                    36.7          37.3
 Long-term debt                                                 1,033.3       1,038.0
 Other                                                            133.7         130.0
                                                               --------      --------
                                                                1,203.7       1,205.3
                                                               --------      --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value, 150,000,000 authorized;
  56,589,288 issued at March  30, 1996 and
  56,253,541 issued at December 31, 1995                             .6            .6
Additional paid-in capital                                        562.9         559.1
Notes receivable from sale of common stock                          (.9)          (.9)
Less- Common stock held in treasury, 10,230 shares at cost          (.1)          (.1)
Retained earnings                                                  68.0          42.2
Minimum pension liability adjustment                               (3.5)         (3.5)
Cumulative translation adjustment                                 (14.5)        (17.4)
                                                               --------      --------
                                                                  612.5         580.0
                                                               --------      --------
                                                               $3,122.2      $3,061.3
                                                               ========      ========

        The accompanying notes are an integral part of these statements.

                       LEAR CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)



                                                        Three Months Ended
                                                        ------------------
                                                      March 30,       April 1,
                                                        1996            1995
                                                      --------       ---------
                                                             (Unaudited)
Net sales                                              $1,405.8      $1,043.5
Cost of sales                                           1,285.2         966.9
Selling, general and  administrative expenses              43.3          25.8
Amortization of goodwill                                    7.3           3.1
                                                       --------      ---------
   Operating income                                        70.0          47.7

Interest expense                                           24.4          14.2

Other expense, net                                          3.1           2.1
                                                       ---------     ---------
   Income before provision for
    national income taxes                                  42.5          31.4

Provision for national income taxes                        16.7          14.4
                                                       ---------     ---------
   Net income                                          $   25.8      $   17.0
                                                       =========     =========
   Net income per common share                         $    .43      $    .34
                                                       =========     =========

        The accompanying notes are an integral part of these statements.

                       LEAR CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)


                                                                                                       Three Months Ended
                                                                                              ------------------------------------
                                                                                              March 30, 1996        April 1, 1995
                                                                                              --------------        --------------
                                                                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                        $    25.8           $  17.0
Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation and amortization of goodwill                                                             33.2              18.4
 Amortization of deferred financing fees                                                                 .8                .6
 Other, net                                                                                            (7.2)              5.9
 Change in working capital items                                                                      (30.0)            (77.2)
                                                                                                  ---------           -------
     Net cash provided by (used in) operating activities                                               22.6             (35.3)
                                                                                                  ---------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant and equipment                                                           (33.7)            (23.6)
 Other, net                                                                                             3.0                .1
                                                                                                  ---------           -------
     Net cash used in investing activities                                                            (30.7)            (23.5)
                                                                                                  ---------           -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Change in long-term debt, net                                                                         (4.5)            101.2
 Short-term borrowings, net                                                                              .4             (57.0)
 Other, net                                                                                              .3              (2.0)
                                                                                                 ----------           -------
     Net cash provided by (used in) financing activities                                               (3.8)             42.2
                                                                                                 ----------           -------
Effect of foreign currency translation                                                                  (.6)               .8
                                                                                                 ----------           -------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                               (12.5)            (15.8)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                       34.1              32.0
                                                                                                  ---------           -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                        $    21.6           $  16.2
                                                                                                  =========           =======
CHANGES IN WORKING CAPITAL
 Accounts receivable                                                                              $   (43.5)          $(111.7)
 Inventories                                                                                           18.2               5.0
 Accounts payable                                                                                      20.5              40.2
 Accrued liabilities and other                                                                        (25.2)            (10.7)
                                                                                                  ---------           -------
                                                                                                  $   (30.0)          $ (77.2)
                                                                                                  =========           =======
SUPPLEMENTARY DISCLOSURE:
 Cash paid for interest                                                                           $    34.3           $  19.1
                                                                                                  =========           =======
 Cash paid for income taxes                                                                       $    16.4           $  19.0
                                                                                                  =========           =======

        The accompanying notes are an integral part of these statements.

                       LEAR CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


(1) BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Lear Corporation (formerly known as "Lear Seating Corporation"), a Delaware corporation and its wholly-owned and majority-owned subsidiaries ("the Company"). Investments in less than majority-owned businesses are generally accounted for under the equity method.

(2) ACQUISITION OF AUTOMOTIVE INDUSTRIES AND PRO FORMA FINANCIAL DATA

     On August 17, 1995, the Company purchased the issued and outstanding shares of common stock of Automotive Industries Holding, Inc. ("AI" or "Automotive Industries"). AI is a leading designer and manufacturer of high quality interior trim systems and blow molded products principally for North American and European car and light truck manufacturers.

     The acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed in the acquisition have been reflected in the accompanying consolidated balance sheets and the operating results of AI have been included in the consolidated financial statements since the date of acquisition.

     The following pro forma unaudited financial data is presented to illustrate the estimated effects of (i) the acquisition of AI, (ii) certain acquisitions completed by AI prior to the acquisition of AI by the Company, and
(iii) the refinancing of the Company's credit facility and the issuance of 10,000,000 shares of the Company's common stock in order to repay certain indebtedness incurred to finance the AI acquisition as if these transactions had occurred at the beginning of the quarter ending April 1, 1995. The pro forma results give effect to certain adjustments consisting principally of management's estimates of the effects on administrative expense, interest, and goodwill amortization expense and the estimated income tax effects of these adjustments. (Unaudited: in millions, except per share data):


                 Net sales                  $1,256.7
                 Net income                     21.4
                 Net income per share            .36

(3)  INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined principally using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories are comprised of the following (in millions):


                                March 30,  December 31,
                                  1996         1995
                               ---------  ------------
         Raw materials           $126.4        $139.4
         Work-in-process           16.9          18.0
         Finished goods            35.6          38.8
                              ---------  ------------
                                 $178.9        $196.2
                              =========  ============

                      LEAR CORPORATION AND SUBSIDIARIES

(4)  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Depreciable property is depreciated over the estimated useful lives of the assets, using principally the straight-line method. A summary of property, plant and equipment is shown below (in millions):


                                     March 30,  December 31,
                                       1996         1995
                                     ---------  ------------
Land                                   $  45.6       $  45.5
Buildings and improvements               249.4         254.3
Machinery and equipment                  593.8         560.6
                                       -------       -------
Total property, plant and equipment      888.8         860.4
Less accumulated depreciation           (240.4)       (217.6)
                                       -------       -------
Net property, plant and equipment      $ 648.4       $ 642.8
                                       =======       =======

(5)  LONG-TERM DEBT

     Long-term debt is comprised of the following (in millions):


                                      March 30,   December 31,
                                         1996         1995
                                      ----------  ------------
Domestic revolving credit loan          $  715.5      $  717.1
German term loan                             5.9           6.3
Industrial Revenue Bonds                    20.8          20.9
Loans from Governmental Agencies             4.8           5.0
Capital lease obligations                   11.1          12.1
Other                                       17.2          16.5
                                        --------      --------
                                           775.3         777.9
Less- Current portion                      (12.0)         (9.9)
                                        --------      --------
                                           763.3         768.0
                                        --------      --------
8 1/4 % Subordinated Notes                 145.0         145.0
11 1/4 % Senior Subordinated Notes         125.0         125.0
                                        --------      --------
                                           270.0         270.0
                                        --------      --------
                                        $1,033.3      $1,038.0
                                        ========      ========

                      LEAR CORPORATION AND SUBSIDIARIES

(6) COMMON SHARES OUTSTANDING

     The weighted average number of shares of common stock outstanding is as follows for the periods presented:


                                  Three Months Ended
                           -----------------------------
                           March 30, 1996  April 1, 1995
                           --------------  -------------
          Primary            59,914,896     49,422,847

          Fully Diluted      59,971,374     49,422,847

(7) FINANCIAL ACCOUNTING STANDARDS

     During 1995, the Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards ("SFAS") No. 121, "Recognition of Impairment of Long-lived Assets", which specifies when and how impairment of virtually all long-lived assets should be measured and recorded. In general, the statement requires that whenever circumstances raise doubt about the recoverability of long-lived assets, the Company should analyze the future cash flows expected from such assets to determine if impairment exists. This statement was adopted on January 1, 1996 by the Company and the effects of adoption were not significant.

     Also during 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which must be adopted by the Company in 1996 and requires that stock compensation, including compensation in the form of stock options, be calculated using a measure of fair value, compared with intrinsic value required under current accounting principles. The new method may be either reflected in the financial statements or disclosed in the notes to the statements. The Company will adopt this statement by disclosing the effects of the fair value method in the notes to its 1996 annual financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 30, 1996 VS. THREE MONTHS ENDED APRIL 1, 1995.

     Net sales of $1,405.8 million in the quarter ended March 30, 1996 surpassed the first quarter of 1995 by $362.3 million or 34.7%. Sales as compared to the prior year benefited from the acquisition of Automotive Industries Holding, Inc. ("AI") in August, 1995 and new business in North America.

     Net sales in the United States and Canada of $916.6 million in the first quarter of 1996 exceeded the comparable period in the prior year by $202.2 million or 28.3%. Sales in the current quarter benefited from the contribution of $175.4 million in sales from the AI acquisition and new Ford passenger car and Chrysler and Ford truck programs introduced within the past twelve months. Partially offsetting the increase in sales was a downturn in production build schedules on mature seat programs by domestic automotive manufacturers and the impact of a General Motors work stoppage in March, 1996.

     Net sales in Europe of $382.9 million increased in the first quarter of 1996 as compared to the first quarter of 1995 by $106.4 million or 38.5%.
Sales in the quarter ended March 30, 1996 benefited from $42.7 million in sales from the AI acquisition, additional volume on carryover programs in Italy and favorable exchange rate fluctuations in Sweden, Germany and Italy.

     Net sales of $106.3 million in 1996 in the Company's remaining geographic regions, consisting of Mexico, the Pacific Rim, South Africa and South America surpassed the first quarter of the prior year by $53.7 million or 102.1%. Sales in the current quarter benefited from increased Chrysler truck and General Motors passenger car activity in Mexico and to new business operations in Australia, South America and South Africa.

     Gross profit (net sales less cost of sales) and gross margin (gross profit as a percentage of net sales) were $120.6 million and 8.6% for the first quarter of 1996 as compared to $76.6 million and 7.3% in 1995. Gross profit in the current quarter benefited from the overall growth in sport utility and light truck seat programs in North America, the acquisition of AI and increased sales activity on seat programs in Europe and Mexico.

     Selling, general and administrative expenses, including research and development, as a percentage of net sales increased to 3.1% for the quarter ended March 30, 1996 as compared to 2.5% a year earlier. Actual expenditures increased in comparison to prior year due to the inclusion of AI operating expenses and increased U.S. and European engineering and administrative expenses in support of expansion of existing and potential business opportunities.

     Operating income and operating margin (operating income as a percentage of net sales) were $70.0 million and 5.0% for the first quarter of 1996 as compared to $47.7 million and 4.6% for the first quarter of 1995. For the quarter ended March 30, 1996, operating income benefited from the acquisition of AI, increased market demand on new and ongoing sport utility and light truck seat programs in North America and improved performance at the Company's European and Mexican operations. Partially offsetting the increase in operating income were engineering and administrative support expenses, preproduction and facility costs for new seat programs to be introduced globally within the next twelve months and the adverse impact of the General Motors work stoppage. Non-cash depreciation and amortization charges were $33.2 million and $18.4 million for the first quarter of 1996 and 1995, respectively.

     Interest expense for the first quarter of 1996 increased by $10.2 million from the comparable period in the prior year largely as a result of interest incurred on additional debt utilized to finance the AI acquisition.

     Other expenses for the three months ended March 30, 1996 which include state and local taxes, foreign exchange, equity income of non-consolidated affiliates and other non-operating expenses, increased in comparison to prior year due to increased state and local taxes associated with the AI acquisition.

     Net income for the first quarter of 1996 was $25.8 million, or $.43 per share, as compared to $17.0 million, or $.34 per share, in the prior year first quarter. The provision for income taxes in the current quarter was $16.7 million, or an effective tax rate of 39.3% as compared to $14.4 million, or an effective tax rate of 45.9% in the previous year. The decline in the effective tax rate is primarily due to changes in operating performance and related income levels among the various tax jurisdictions. Earnings per share increased in 1996 by 26.5% despite the impact of the General Motors work stoppage, estimated to be approximately $.10 per share and an increase in the weighted average number of shares outstanding of approximately 10.6 million shares.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 30, 1996, the Company had a $1,475.0 million secured revolving credit agreement (the "Credit Agreement") under which $715.5 million was outstanding and $51.0 million was committed under outstanding letters of credit, resulting in $708.5 million unused and available. Availability under the Credit Agreement decreases semi-annually to a limit of $850 million by the expiration date of September 30, 2001. In addition to debt outstanding under the Credit Agreement, the Company had an additional $347.1 million of debt, primarily consisting of $270.0 million of subordinated debentures due between 2000 and 2002. $29.3 million of the additional debt is due within one year. The Company also had $21.6 million of cash and cash equivalents available as of March 30, 1996.

     Net cash flows from operating activities increased from a $35.3 million net use of funds for the quarter ended April 1, 1995 to a $22.6 million net source of funds for the quarter ended March 30, 1996, primarily due to earnings before non-cash depreciation and amortization which increased by $23.6 million and lower working capital requirements in 1996. Working capital was a $30.0 million use of cash in the first quarter of 1996 primarily due to the increase in net sales and the increased investment in recoverable customer engineering and tooling.

     Cash used in investing activities was $30.7 million in the first quarter of 1996 versus $23.5 million in the same period of 1995. The increase was primarily due to increased capital expenditures required as a result of the AI acquisition. The Company currently anticipates approximately $160 million in capital expenditures during fiscal 1996.

     The Company believes that cash flows from operations and funds available under existing credit facilities will be sufficient to meet its debt service obligations, projected capital expenditures and working capital requirements.

                                LEAR CORPORATION

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.
         3.1   Restated certificate of incorporation of the Company, as amended.
         27.1  Financial Data Schedule for the Quarter Ended March 30, 1996.

     (b) Reports on Form 8-K.
         No exhibits or reports on Form 8-K were filed during the quarter ended March 30, 1996.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




LEAR CORPORATION



Dated: May 14, 1996  By:  /s/  James H. Vandenberghe
                          ----------------------------
                          James H. Vandenberghe
                          Executive Vice President and
                          Chief Financial Officer
                          and a Director

                                 EXHIBIT INDEX

EXHIBIT NO.                    DESCRIPTION
- ----------                     -----------
3.1                     Restated certificate of incorporation of the  Company,
                        as amended.
27.1                    Financial Data Schedule for the Quarter Ended March 30, 1996.

