Form 10-Q
period 1996-06-29
LEAR CORP /DE/
filed 1996-08-07
CIK 842162

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


(Mark One)
/X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 29, 1996

                                     OR

/ /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _______________ to ______________.

COMMISSION FILE NUMBER:         1-11311


                              LEAR CORPORATION
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              DELAWARE                                  13-3386776
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)

 21557 TELEGRAPH ROAD, SOUTHFIELD, MI                  48086-5008
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

Approximate number of shares of Common Stock, $0.01 par value per share, outstanding at July 31, 1996: 64,230,489.
                               ----------

                              LEAR CORPORATION

                                  FORM 10-Q

                     FOR THE QUARTER ENDED JUNE 29, 1996

                                    INDEX




Part I - Financial Information:                                       Page No.
- -------------------------------                                       --------
  Item 1 - Consolidated Financial Statements

    Introduction to the Consolidated Financial Statements                   3

    Consolidated Balance Sheets - June 29, 1996 and December 31, 1995       4

    Consolidated Statements of Income - Three and Six Month Periods
          ended June 29, 1996 and July 1, 1995                              5

    Consolidated Statements of Cash Flows - Six Month
           Periods ended June 29, 1996 and July 1, 1995                     6

    Notes to Consolidated Financial Statements                              7

  Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   11


Part II - Other Information:
- ----------------------------

  Item 4 - Submission of Matters to a Vote of Security Holders             16

  Item 6 - Exhibits and Reports on Form 8-K                                16

Signatures                                                                 17
- ----------

Exhibit Index                                                              18
- -------------


                                LEAR CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

INTRODUCTION TO THE CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements of Lear Corporation and subsidiaries ("the Company") (Note 1) have been prepared by Lear Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the period ended December 31, 1995 under the name "Lear Seating Corporation." Effective as of May 9, 1996, the Company changed its name to "Lear Corporation" from "Lear Seating Corporation."

The financial information presented reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of operations and financial position for the interim periods presented. These results are not necessarily indicative of a full year's results of operations.

                       LEAR CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)



                                                                June 29,             December 31,
                                                                  1996                  1995
                                                                  ----                  ----
ASSETS                                                         (Unaudited)
- ------
CURRENT ASSETS:
Cash and cash equivalents                                       $   32.0                $   34.1
Accounts receivable, net                                         1,052.5                   831.9
Inventories                                                        199.5                   196.2
Unbilled customer tooling                                          121.2                    91.9
Other                                                               93.8                    53.1
                                                                --------                --------
                                                                 1,499.0                 1,207.2
                                                                --------                --------

Property, plant and equipment, net                                 778.1                   642.8
Goodwill, net                                                    1,405.5                 1,098.4
Other                                                              153.0                   112.9
                                                                --------                --------
                                                                $3,835.6                $3,061.3
                                                                ========                ========
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
CURRENT LIABILITIES:
 Short-term borrowings                                          $   12.1                $   16.9
 Accounts payable and drafts                                     1,021.4                   857.0
 Accrued liabilities                                               511.6                   392.2
 Current portion of long-term debt                                  12.3                     9.9
                                                                --------                --------
                                                                 1,557.4                 1,276.0
                                                                --------                --------
LONG-TERM LIABILITIES:
 Deferred national income taxes                                     45.1                    37.3
 Long-term debt                                                  1,392.5                 1,038.0
 Other                                                             168.1                   130.0
                                                                --------                --------
                                                                 1,605.7                 1,205.3
                                                                --------                --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value, 150,000,000 shares authorized
  56,738,219 issued at June 29, 1996 and
  56,253,541  issued at December 31, 1995                             .6                      .6
Additional paid-in capital                                         574.1                   559.1
Notes receivable from sale of common stock                           (.9)                    (.9)
Less- Common stock held in treasury, 10,230 shares at cost           (.1)                    (.1)
Retained earnings                                                  118.1                    42.2
Minimum pension liability adjustment                                (3.5)                   (3.5)
Cumulative translation adjustment                                  (15.8)                  (17.4)
                                                                --------                --------

                                                                   672.5                   580.0
                                                                --------                --------

                                                                $3,835.6                $3,061.3
                                                                ========                ========


       The accompanying notes are an integral part of these statements.

                      LEAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
               (UNAUDITED, IN MILLIONS, EXCEPT PER SHARE DATA)



                                                   Three Months Ended              Six Months Ended
                                                ------------------------       -------------------------
                                                June 29,         July 1,       June 29,          July 1,
                                                  1996            1995           1996             1995
                                                --------         -------       --------          -------
Net sales                                      $1,618.7         $1,142.6      $3,024.5          $2,186.1

Cost of sales                                   1,451.8          1,047.8       2,737.0           2,014.7

Selling, general and  administrative expenses      49.0             24.3          92.3              50.1

Amortization of goodwill                            7.4              3.3          14.7               6.4
                                               --------         --------      --------          --------

 Operating income                                 110.5             67.2         180.5             114.9

Interest expense                                   23.1             14.3          47.5              28.5

Other expense, net                                  3.9              3.7           7.0               5.8
                                               --------         --------      --------          --------

  Income before provision for
    national income taxes                          83.5             49.2         126.0              80.6

Provision for national income taxes                33.4             20.3          50.1              34.7
                                               --------         --------      --------          --------

  Net income                                   $   50.1         $   28.9      $   75.9          $   45.9
                                               ========         ========      ========          ========

  Net income per common share                  $    .83         $    .58      $   1.26          $    .92
                                               ========         ========      ========          ========

       The accompanying notes are an integral part of these statements.

                      LEAR CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN MILLIONS)





                                                                     Six Months Ended
                                                                June 29, 1996  July 1, 1995
                                                                -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $   75.9         $  45.9
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization of goodwill                             67.7            37.1
  Amortization of deferred financing fees                                1.6             1.2
  Deferred national income taxes                                         (.3)           (1.0)
  Other, net                                                              .2             9.3
  Change in working capital items, net of effect of acquisition        (19.3)          (52.2)
                                                                    --------         -------
    Net cash provided by operating activities                          125.8            40.3
                                                                    --------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition, net                                                    (306.4)           --
  Additions to property, plant and equipment                           (64.9)          (42.6)
  Other, net                                                             1.9              .9
                                                                    --------         -------
    Net cash used in investing activities                             (369.4)          (41.7)
                                                                    --------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in long-term debt, net                                        260.1            41.3
  Short-term borrowings, net                                            (5.4)          (61.6)
  Other, net                                                            (7.5)           27.0
                                                                    --------         -------
    Net cash provided by financing activities                          247.2             6.7
                                                                    --------         -------
  Effect of foreign currency translation                                (5.7)           15.7
                                                                    --------         -------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                 (2.1)           21.0
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        34.1            32.0
                                                                    --------         -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $   32.0         $  53.0
                                                                    ========         =======
CHANGES IN WORKING CAPITAL, net of effect of acquisition
  Accounts receivable                                               $ (141.0)        $(149.9)
  Inventories                                                           15.7             2.8
  Accounts payable                                                     124.1           124.5
  Accrued liabilities and other                                        (18.1)          (29.6)
                                                                    --------         -------
                                                                    $  (19.3)        $ (52.2)
                                                                    ========         =======
SUPPLEMENTARY DISCLOSURE:
  Cash paid for interest                                            $   46.8         $  31.4
                                                                    ========         =======
  Cash paid for income taxes                                        $   41.6         $  41.2
                                                                    ========         =======

       The accompanying notes are an integral part of these statements.

                      LEAR CORPORATION AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS




(1) BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Lear Corporation, a Delaware corporation, and its wholly-owned and majority-owned subsidiaries ("the Company"). Investments in less than majority-owned businesses are generally accounted for under the equity method.

(2) ACQUISITIONS

    Masland Corporation

     On June 27, the Company through a wholly owned subsidiary ("Acquisition Corp.") acquired approximately 97% of the outstanding shares of common stock of Masland Corporation ("Masland") pursuant to an offer to purchase which was commenced on May 30, 1996. On July 1, 1996, Acquisition Corp. merged with and into Masland, such that Masland became a wholly-owned subsidiary of the Company. The aggregate purchase price for the acquisition of Masland (the "Masland Acquisition") was $475.7 million (including the assumption of $80.7 million of Masland's existing net indebtedness and $10.0 million in fees and expenses). Funds for the Masland Acquisition were provided by borrowings under the Credit Agreement and New Credit Agreement, as described in Note 5.

     Masland is a leading supplier of floor and acoustic systems to the North American automotive market. Masland also is a major supplier of interior luggage compartment trim components and other acoustical products which are designed to minimize noise, heat and vibration for passenger cars and light trucks.

     The Masland Acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed in the acquisition have been reflected at their estimated fair market value in the accompanying balance sheet as of June 29, 1996. The operating results of Masland since the acquisition are not material to the statement of operations of the Company for the three and six month periods ended June 29, 1996. The purchase price consisted of the following and has been allocated to the net assets purchased as follows (in millions):


     Consideration paid to stockholders, net of cash received   $ 337.8
     Consideration paid to former Masland stock option holders     22.1
     Debt assumed                                                  96.8
     Stock options issued to former Masland option holders          9.0
     Estimated fees and expenses                                   10.0
                                                                -------
            Cost of acquisition                                 $ 475.7
                                                                =======

     Property, plant, and equipment                             $ 127.2
     Net working capital                                           36.7
     Other assets purchased and liabilities assumed, net           (6.6)
     Goodwill                                                     318.4
                                                                -------
            Total allocation of cost                            $ 475.7
                                                                =======


     The purchase price and related allocation may be revised in the next year based on revisions of preliminary estimates of fair values made at the date of purchase. Such changes are not expected to be significant.

                       LEAR CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


AUTOMOTIVE INDUSTRIES

     On August 17, 1995, the Company purchased the issued and outstanding common stock of Automotive Industries Holding, Inc. ("AI") for an aggregate purchase price of $885.0 million. AI is a leading designer and manufacturer of high quality interior trim systems and blow molded products principally for North American and European car and light truck manufacturers.

     The following pro forma unaudited results of operations of the Company for the three and six month periods ended June 29, 1996 and July 1, 1995 were prepared to illustrate the estimated effects of (i) the Masland Acquisition (including the refinancing of certain debt of Masland pursuant to the Credit Agreement), (ii) the AI acquisition and certain acquisitions completed by AI prior to the purchase of AI by the Company (including the refinancing of certain debt of AI pursuant to the Credit Agreement) (iii) public offering of
7.5 million shares of the Company's common stock by the Company and the application of net proceeds therefrom in September 1995 (iv) the refinancing of the Company's prior credit facility with borrowings under the Credit Agreement
(v) the completion of the New Credit Agreement (Note 5) and (vi) the Note Offering (Note 4) and the Common Stock Offering (Note 3) and the application of the net proceeds to the Company therefrom to repay indebtedness outstanding under the Credit Agreement, a portion of which was incurred to finance the Masland Acquisition, and indebtedness outstanding under the New Credit Agreement (collectively, the "Pro Forma Transactions"), as if the Pro Forma Transactions had occurred as of January 1 of each year presented.

(Unaudited, in millions, except per share data):


                                    Three Months Ended                      Six Months Ended
                                    ------------------                      ----------------
                              June 29, 1996    July 1, 1995            June 29,1996   July 1, 1995
                              -------------    ------------            ------------   ------------
Net Sales                        $1,758.9        $1,477.5                $3,286.2       $2,862.9
Net income                       $   49.8        $   37.2                $   77.7       $   60.0
Net income per share             $    .73        $    .55                $   1.15       $    .89

     The pro forma information above does not purport to be indicative of the results that actually would have been achieved if the operations were combined during the periods presented, and is not intended to be a projection of future results or trends.

(3) ISSUANCE OF COMMON STOCK

     In July 1996, the Company issued 7.5 million shares of common stock ("the Common Stock Offering"). Concurrently with this issuance, 7.5 million shares were sold by certain stockholders of the Company. Net of issuance costs, the Company received proceeds of approximately $242.8 million for the shares of common stock sold by the Company. The proceeds of this issuance were used to repay indebtedness outstanding under the Credit Agreement, a portion of which was incurred to finance the Masland Acquisition.

                      LEAR CORPORATION AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



(4)  ISSUANCE OF SUBORDINATED NOTES

     In July 1996, the Company issued $200 million aggregate principal amount of its 9 1/2 % Subordinated Notes due 2006 ("the Note Offering"). Interest on the notes is payable on January 15 and July 15 of each year. The notes are redeemable at the option of the Company, in whole or in part, on or after July 15, 2001. Net of issuance costs, the Company received proceeds of approximately $195.5 million in connection with the sale of the notes. The proceeds were used to repay indebtedness incurred in connection with the purchase of Masland.

(5)  NEW CREDIT AGREEMENT

     On June 27, 1996, the Company entered into a second revolving credit agreement with a syndicate of financial institutions (the "New Credit Agreement"). The New Credit Agreement contains substantially identical terms as the Company's $1.475 billion Credit Agreement dated August 17, 1995, as amended (the "Credit Agreement") and permits borrowings of up to $300 million. Following the Masland Acquisition, the Company borrowed the full amount permitted under the New Credit Agreement and used the proceeds to repay the outstanding indebtedness under the Credit Agreement.

     Borrowings under the Credit Agreement and the New Credit Agreement bear interest, at the election of the Company, at a floating rate of interest equal to (i) the higher of Chemical Bank's prime lending rate and the federal funds rate plus .5% or (ii) the Eurodollar Rate (as defined in the New Credit Agreement and Credit Agreement) plus a borrowing margin of .5% to 1.0%. The applicable borrowing margin is determined based on the level of a specified financial ratio of the Company. Under the Credit Agreement and the New Credit Agreement, Lear is permitted to convert variable rate interest obligations on up to an aggregate of $500 million in principal amount of indebtedness into fixed rate interest obligations.

     Amounts available under the New Credit Agreement and the Credit Agreement will be reduced by an aggregate amount of $750 million prior to maturity on September 30, 2001.

(6) INVENTORIES

    Inventories are stated at the lower of cost or market. Cost is principally determined by using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.

     Inventories are comprised of the following (in millions):


                                        June 29,    December 31,
                                          1996         1995
                                          ----         ----
Raw materials                            $128.2         $139.4
Work-in-process                            21.4           18.0
Finished goods                             49.9           38.8
                                         ------         ------
                                         $199.5         $196.2
                                         ======         ======

                      LEAR CORPORATION AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(7)  LONG-TERM DEBT

     Long term debt is comprised of the following (in millions):


                                        June 29,    December 31,
                                          1996          1995
                                          ----          ----
Domestic revolving credit loans        $1,070.4       $  717.1
Industrial Revenue Bonds                   23.5           20.9
Other                                      40.9           39.9
                                       --------       --------
                                        1,134.8          777.9
Less- Current portion                     (12.3)          (9.9)
                                       --------       --------
                                        1,122.5          768.0
                                       --------       --------
Subordinated Debt:
8 1/4 % Subordinated Notes                145.0          145.0
11 1/4 % Senior Subordinated Notes        125.0          125.0
                                       --------       --------
                                          270.0          270.0
                                       --------       --------
                                       $1,392.5       $1,038.0
                                       ========       ========

(8) COMMON SHARES OUTSTANDING

     The weighted average number of shares of the Company's common stock is as follows for the periods presented:

                   Three Months Ended            Six Months Ended
                   ------------------            ----------------
               June 29, 1996  July 1, 1995  June 29, 1996  July 1, 1995
               -------------  ------------  -------------  ------------
Primary          60,060,508    49,537,489    59,984,438     49,536,813
Fully Diluted    60,078,101    49,635,199    60,052,761     49,634,592

          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 29, 1996 VS. THREE MONTHS ENDED JULY 1, 1995.

     Net sales of $1,618.7 million in the second quarter of 1996 exceeded the second quarter of 1995 by $476.1 million or 41.7%. Net sales in the current year benefited from the acquisition of AI in August 1995, new business introduced globally within the past twelve months and the incremental volume and content on mature seating programs in North America and Europe.

     Net sales in the United States and Canada of $1,045.3 million increased in the second quarter of 1996 as compared to the second quarter of 1995 by $312.6 million or 42.7%. Sales in the quarter ended June 29, 1996 benefited from the acquisition of AI, which accounted for $191.8 million of the increase, introduction within the past twelve months of a new Ford passenger car program and modest increases on industry build schedules for carryover seat programs. Partially offsetting the increase in sales was downtime associated with a Chrysler plant conversion for a replacement program which will begin production in July, 1996.

     Net sales in Europe of $434.3 million in the second quarter of 1996 surpassed the comparable period in the prior year by $85.8 million or 24.6%. Sales in the current quarter benefited from the contribution of $41.5 million in sales from the AI acquisition, increased automotive production on existing seat programs in Italy and Germany and favorable translation rates in Italy and Sweden.

     Net sales of $139.1 million in the Company's remaining geographic regions, consisting of Mexico, the Pacific Rim, South America and South Africa, in the quarter ended June 29, 1996 increased by $77.7 million or 126.5% as compared to the second quarter of the prior year. Sales in the second quarter of 1996 reflect increased market demand for General Motors and Chrysler programs in Mexico coupled with new business operations in South America, Australia and South Africa, which accounted for $56.9 million of the increase.

     Gross profit (net sales less cost of sales) and gross margin (gross profit as a percentage of net sales) improved to $166.9 million and 10.3% for the second quarter of 1996 as compared to $94.8 million and 8.3% for the second quarter of 1995 due to the acquisition of AI and the overall growth in domestic and foreign sales activity, including the production of certain new business programs in the United States, South America, Mexico and South Africa.

     Selling, general and administrative expenses as a percentage of net sales increased to 3.0% for the quarter ended June 29, 1996 as compared to 2.1% a year earlier. The increase in actual expenditures was largely the result of the AI acquisition and increased customer focused engineering and administrative expenses necessary to support established and potential business opportunities.

     Operating income and operating margin improved to $110.5 million and 6.8% for the quarter ended June 29, 1996 as compared to $67.2 million and 5.9% for the quarter ended July 1, 1995. The increase in operating income was primarily due to the AI acquisition coupled with benefits derived from increased global vehicle build schedules for new and ongoing seat programs. Partially offsetting the increase in operating income were design, development and administrative support expenses and plant downtime associated with a Chrysler model changeover. Non-cash depreciation and amortization charges were $34.5 million and $18.7 million for the second quarter of 1996 and 1995, respectively.

     Interest expense for the second quarter of 1996 increased by $8.8 million from the comparable period in the prior year largely as a result of interest incurred on additional debt utilized to finance the AI acquisition.

     Other expenses for the current quarter, which include state and local taxes, foreign exchange, equity income of non-consolidated affiliates and other non-operating expenses, remained essentially unchanged as foreign exchange gains realized at the Company's North American and European operations offset increased state and local taxes associated with the AI acquisition.

     Net income for the second quarter was $50.1 million, or $.83 per share as compared to $28.9 million or $.58 per share in the prior year second quarter. The provision for income taxes in the current quarter was $33.4 million, or an effective tax rate of 40.0% as compared to $20.3 million or an effective tax rate of 41.3% in the previous year. The decline in the effective tax rate is primarily due to changes in the operating performance of the various domestic and foreign tax jurisdictions. Earnings per share increased in 1996 by 43.1% despite an increase in the weighted average number of shares outstanding of approximately 10.5 million shares.


SIX MONTHS ENDED JUNE 29, 1996 VS. SIX MONTHS ENDED JULY 1, 1995.

     Net sales increased by 38.4% to $3,024.5 million in the first six months of 1996 as compared to $2,186.1 million in the first six months of 1995. Sales for the six month period ended June 29, 1996 benefited from the acquisition of AI and new business operations introduced worldwide during the past year.

     Gross profit and gross margin improved to $287.5 million and 9.5% in the first half of 1996 as compared to $171.4 million and 7.8% a year earlier.
Gross profit in the current six months benefited from the acquisition of AI and the overall growth in production volume on passenger car and truck seat programs by domestic and foreign automotive manufacturers. Partially offsetting the increase in gross profit were program expenses for recently opened facilities in South America and the Pacific Rim, General Motors work stoppage in the first quarter of 1996 and downtime associated with a Chrysler model changeover.

     Selling, general and administrative expenses, including research and development, for the six month period ended June 29, 1996 increased as a percentage of net sales to 3.1% from 2.3% in the comparable period in the prior year. Actual expenditures increased in comparison to prior year due to the inclusion of AI operating expenses and increased North American and European engineering and administrative expenses required to support the expansion of business and expenses related to the pursuit of new business opportunities.

     Operating income and operating margin improved to $180.5 million and 6.0% in the first six months of 1996 as compared to $114.9 million and 5.3% for the first six months of 1995. Operating income in 1996 benefited from the acquisition of AI, increased industry build schedules for new and mature sport utility and light truck programs in North America, introduction of a new Ford passenger car program and improved performance in Europe and Mexico. Partially offsetting the increase in operating income were engineering and administrative support expenses, Chrysler's downtime for model changeover and the adverse impact of the General Motors work stoppage. Non-cash depreciation and amortization charges were $67.7 million and $37.1 million for the first half of 1996 and 1995, respectively.

     For the six months ended June 29, 1996, interest expense increased by $19.0 million to $47.5 million as compared to the prior year. The increase in interest expense was largely the result of interest incurred on additional debt utilized to finance the AI acquisition.

     Other expenses for the first half of 1996, which include state and local taxes, foreign exchange, equity income of non-consolidated affiliates and other non-operating expenses, increased in comparison to the prior year as increased state and local taxes associated with the acquisition of AI more than offset favorable exchange gains related to the Company's North American and European operations.

     Net income for the first six months of 1996 was $75.9 million or $1.26 per share as compared to $45.9 million or $.92 per share for the first six months of 1995. Earnings per share in the current period increased 37.0% despite the impact of the General Motors work stoppage and an increase in the weighted average number of shares outstanding of approximately 10.5 million shares. The decline in the effective tax rate to 40% in the current period as compared to 43% in the previous year is largely attributable to changes in profitability among the various tax jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

     On June 27, 1996, the Company closed the tender offer and paid $322.5 million for approximately 97% of the outstanding shares of Masland Corporation ("Masland"). On July 1, 1996, subsequent to the end of the second quarter, the Company completed the acquisition of the remaining issued and outstanding shares of Masland's common stock along with the retirement of certain indebtedness for the aggregate purchase price of $475.7 million (see footnote 2 to financial statements). Concurrently with the Masland Acquisition, the Company entered into a second revolving credit agreement with a syndicate of financial institutions (the "New Credit Agreement" and, together with the Credit Agreement, the "Credit Agreements"). The New Credit Agreement contains substantially identical terms as the Credit Agreement and permits borrowings of up to $300 million. As of June 29, 1996, the Company had an aggregate of $1.775 billion available under these secured Credit Agreements, of which $977.9 million was outstanding and $50.0 million was committed under outstanding letters of credit, resulting in $747.1 million unused and available.

     Borrowing under the New Credit Agreement and the Credit Agreement are guaranteed by substantially all of the Company's direct and indirect domestic subsidiaries secured by (i) a pledge of all of the capital stock and substantially all of the Company's domestic subsidiaries, (ii) a grant of security interest in substantially all of the assets of the Company and its domestic subsidiaries, other than certain assets of certain recently acquired domestic subsidiaries and (iii) the mortgages of certain of the real property of the Company and its domestic subsidiaries.

     In addition to debt outstanding under the Credit Agreements, as of June 29, 1996, the Company had an additional $439.0 million of debt, including short-term borrowings, primarily consisting of $270.0 million of subordinated debentures due between 2000 and 2002 and $92.5 million of debt outstanding under an unsecured credit facility between Masland and a syndicate of financial institutions. On July 1, 1996, the merger date, the Masland facility was retired with borrowings under the Credit Agreements.

     In the second quarter of 1996, Moody's Investors Services, Inc. ("Moody's") upgraded its rating of the Company's primary debt instruments. The Credit Agreement was upgraded from Ba2 to Ba1, the Company's 8 1/4% Subordinated Notes from B2 to B1 and the Company's 11 1/4% Senior Subordinated Notes from B1 to Ba3. Standard and Poors Corporation ("S&P") also upgraded its rating of the Credit Agreement to BB+ from BB- and of the subordinated debt to BB- from B. The Company's 9 1/2% Subordinated Notes, were assigned a B1 and BB- rating from Moody's and S&P, respectively.

     Net cash provided by operating activities increased to $125.8 million during the six months ended June 29, 1996 compared to $40.3 million during the comparable period in 1995. In addition to the 65% increase in net income, net cash provided by operating activities includes non-cash depreciation and goodwill amortization which increased, from $37.1 million to $67.7 million primarily as a result of the AI acquisition. The net change in working capital resulted in a net use of $19.3 million and $52.2 million for the six months ended June 29, 1996 and July 1, 1995, respectively. The use of working capital declined in 1996 as a result of improved asset management which resulted in an increase in accounts receivable of only $141.0 million in 1996 compared to $149.9 million in 1995 despite a 38% increase in sales for the same six month period. Inventory levels declined by $15.7 million from December 31, 1995.

     Net cash used in investing activities was $369.4 million and $41.7 million for the six months ended June 29, 1996 and July 1, 1995, respectively. The primary cause for the increase in investing activities was the Masland Acquisition, as described above. Capital expenditures increased from $42.6 million in 1995 to $64.9 million primarily as a result of the AI purchase and the need to support new programs under production in 1996.

     On July 8, 1996, the Company issued 7.5 million shares of common stock at $33.50 per share and $200 million aggregate principal amount of 9 1/2% Subordinated Notes due 2006. The $438.3 million of proceeds ($242.8 million and $195.5 million from the Common Stock Offering and Note Offering proceeds, respectively), net of issuance costs received by the Company, were used to repay indebtedness incurred under the Credit Agreement, a portion of which was incurred to finance the Masland Acquisition, and the New Credit Agreement. On a proforma basis after giving effect to these offerings and the completion of the Masland Acquisition, the Company's total debt as a percent of total capitalization would have been 58% on June 29, 1996, down from 64.7% at December 31, 1995.

     The 9 1/2% Notes are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the Indenture relating to 9 1/2% Notes), including indebtedness outstanding under the Credit Agreements and the 11 1/4% Notes. Interest on the 9 1/2% Notes is payable on January 15 and July 15 of each year. The 9 1/2% Notes are redeemable at the option of the Company, in whole or in part, on or after July 15, 2001. The Indenture pursuant to which the 9 1/2% Notes were issued contains certain covenants that restrict, among other things, the incurrence of additional indebtedness, the payment of dividends, the repurchase of capital stock, the creation of liens, sales of assets, and the issuance of preferred stock.

     As of June 29, 1996 the Company had $32.0 million of cash and cash equivalents. The Company believes that cash flows from operations and available credit facilities, principally the Credit Agreement, will be sufficient to meet its debt service obligations, projected capital expenditures and working capital requirements.

                               LEAR CORPORATION

PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The annual Meeting of Stockholders of Lear Corporation was held on May 9, 1996. At the meeting, the following matters were submitted to a vote of the stockholders of Lear Corporation. Pursuant to the rules of the New York Stock Exchange, there were no broker non-votes in any of the matters described below.

          (1) The election of four directors to hold office until the 1999 Annual Meeting of Stockholders. The vote with respect to each nominee was as follows:


                      Nominee               For               Withheld
                      -------               ---               --------
               Robert E. Rossiter           49,466,393        2,111,142
               Robert Shower                49,382,255        2,195,280
               James H. Vandenberghe        49,378,731        2,198,804
               Alan Washkowitz              49,136,367        2,441,168

          (2) The appointment of the firm of Arthur Andersen LLP as independent auditors of Lear Corporation for the year ending December 31, 1996.


                       For              Against         Withheld
                       ---              -------         --------
                    51,560,315          10,135            7,085

          (3) The amendment to the Company's Certificate of Incorporation to change the name to "Lear Corporation" from "Lear Seating Corporation."


                           For          Against         Withheld
                           ---          -------         --------
                       51,563,654        9,695           4,186

          (4)  The adoption of the 1996 Stock Option Plan.



                           For          Against         Withheld
                           ---          -------         --------
                       47,655,865       3,809,551       112,119

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     The following reports on Form 8-K were filed during the quarter ended June 29, 1996.

     (a) May 22, 1996 - Form 8-K relating to the resignation of directors.
     (b) June 27, 1996 - Form 8-K relating to the acquisition of Masland Corporation.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.




LEAR CORPORATION



Dated: August 7, 1996  By:  /s/  James H. Vandenberghe
                            --------------------------
                            James H. Vandenberghe
                            Executive Vice President and
                            Chief Financial Officer
                            and a Director

                               LEAR CORPORATION
                                  FORM 10 -Q
                                EXHIBIT INDEX
                     FOR THE QUARTER ENDED JUNE 29, 1996



EXHIBIT
NUMBER  EXHIBIT
- ------  -------

2.1 Agreement and Plan of Merger dated as of May 23, 1996, by and among the Company, PA Acquisition Corp. and Masland Corporation (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-3 (No. 333-05809)).

4.1 Indenture dated as of July 1, 1996 by and between the Company and The Bank of New York, as Trustee, relating to the 9 1/2% Subordinated Notes due 2006 (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (No. 333-05809)).

10.1 Second Amendment and Consent, dated as of May 28, 1996 to the Credit Agreement dated as of August 17, 1995, among Lear Corporation, the several financial institutions party thereto (the "Banks"), Chemical Bank, as administrative agent for the Banks, and the Managing Agents, Co-Agents and Lead Managers identified therein (incorporated by reference to Exhibit
     99.1 to the Company's Current Report on Form 8-K dated June 27, 1996).

10.2 Third Amendment, dated as of June 27, 1996, to the Credit Agreement, dated as of August 17, 1995, among Lear Corporation, the several financial institutions parties thereto (the "Banks"), Chemical Bank, as administrative agent for the Banks, and the Managing Agents, Co-Agents and Lead Managers identified therein (incorporated by reference to Exhibit
     99.2 to the Company's Current Report on Form 8-K dated June 27, 1996).

10.3 Credit Agreement, dated as of June 27, 1996, among Lear Corporation, the several financial institutions parties thereto (collectively, the "Banks"), Chemical Bank, as administrative agent for the Banks (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K dated June 27, 1996).

10.4 Masland Holdings, Inc. 1991 Stock Purchase and Option Plan (incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K dated June 27, 1996).

10.5 Masland Corporation 1993 Stock Option Incentive Plan (incorporated by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K dated June 27, 1996).

10.6 Form of Option Assumption Agreement (incorporated by reference to Exhibit
     99.6 to the Company's Current Report on Form 8-K dated June 27, 1996).

10.7 Employment Agreement, dated as of May 29, 1996, by and among Dr. Frank J. Preston and Masland Corporation (incorporated by reference to Exhibit 99.7 to the Company's Current Report on Form 8-K dated June 27, 1996).

10.8 Termination, Consulting and Non-Compete Agreement dated May 29, 1996, among Lear Corporation, Masland Corporation, and the other party signatory thereto (incorporated by reference to Exhibit 99.8 to the Company's Current Report on Form 8-K dated June 27, 1996).

10.9 Shareholders' Agreement, dated as of June 29, 1995, by and among Sommer Allibert Industrie A.G., Allibert Industrie (U.K.) Limited, Masland Industries, Inc., Masland (U.K.) Limited and Sommer Allibert Industrie (U.K.) Limited (incorporated by reference to Exhibit 99.9 to the Company's Current Report on Form 8-K dated June 27, 1996).

10.10 Lear Corporation 1996 Stock Option Plan (incorporated by reference to
      Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 333-03383)).

27.1 Financial Data Schedule for the quarter ended June 29, 1996, filed herewith.