Form 10-Q
period 1996-09-28
LEAR CORP /DE/
filed 1996-11-12
CIK 842162

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
/ x /             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 28, 1996

                                       OR

/   /             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                                 ------------------    ----------------------.

COMMISSION FILE NUMBER:  1-11311

                               LEAR CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            DELAWARE                                                            13-3386776
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)

    21557 TELEGRAPH ROAD, SOUTHFIELD, MI                                        48086-5008
  (Address of principal executive offices)                                      (zip code)


                                (810) 746-1500
             (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the
filing requirements for the past 90 days.   Yes  x  No
                                                ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Approximate number of shares of Common Stock, $0.01 par value per share,
outstanding at November 4, 1996:   65,410,232

                               LEAR CORPORATION

                                  FORM 10-Q

                   FOR THE QUARTER ENDED SEPTEMBER 28, 1996

                                     INDEX


 Part I - Financial Information:                                                                  Page No.
 -------------------------------                                                                  --------
        Item 1 - Consolidated Financial Statements
               Introduction to the Consolidated Financial Statements                                   3

               Consolidated Balance Sheets - September 28, 1996 and
                        December 31, 1995                                                              4

               Consolidated Statements of Income - Three and Nine Month Periods
                        ended September 28, 1996 and September 30, 1995                                5

               Consolidated Statements of Cash Flows - Nine Month Periods
                        ended September 28, 1996 and September 30, 1995                                6

               Notes to Consolidated Financial Statements                                              7

        Item 2 - Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                        12


 Part II - Other Information:
 ----------------------------

         Item 6 - Exhibits and Report on Form 8-K                                                     17

 Signatures                                                                                           18
 ----------

 Exhibit Index                                                                                        19
 -------------

                                LEAR CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

INTRODUCTION TO THE CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements of Lear Corporation and subsidiaries (the "Company") have been prepared by Lear Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the period ended December 31, 1995.

The financial information presented reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of operations and financial position for the interim periods presented. These results are not necessarily indicative of a full year's results of operations.

                      LEAR CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                       (IN MILLIONS, EXCEPT SHARE DATA)

                                                                                September 28,     December 31,
                                                                                     1996             1995
                                                                                     ----             ----
                                                                                 (Unaudited)
 ASSETS

 CURRENT ASSETS:
  Cash and cash equivalents                                                        $      51.5      $      34.1
  Accounts receivable, net                                                             1,047.9            831.9
  Inventories                                                                            202.1            196.2
  Recoverable customer engineering and tooling                                           130.5             91.9
  Other                                                                                   76.6             53.1
                                                                                   -----------      -----------
                                                                                       1,508.6          1,207.2
                                                                                   -----------      -----------


 LONG TERM ASSETS:
   Property, plant and equipment, net                                                    792.6            642.8
   Goodwill, net                                                                       1,401.7          1,098.4
   Other                                                                                 160.5            112.9
                                                                                   -----------      -----------
                                                                                       2,354.8          1,854.1
                                                                                   -----------      -----------
                                                                                   $   3,863.4      $   3,061.3
                                                                                   ===========      ===========


 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Short-term borrowings                                                           $       5.5      $      16.9
   Accounts payable and drafts                                                           960.3            857.0
   Accrued liabilities                                                                   479.8            392.2
   Current portion of long-term debt                                                       8.5              9.9
                                                                                   -----------      -----------
                                                                                       1,454.1          1,276.0
                                                                                   -----------      -----------

 LONG-TERM LIABILITIES:
   Deferred national income taxes                                                         44.2             37.3
   Long-term debt                                                                      1,241.0          1,038.0
   Other                                                                                 177.4            130.0
                                                                                   -----------      -----------
                                                                                       1,462.6          1,205.3
                                                                                   -----------      -----------

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 150,000,000 authorized;
       64,266,690 issued at September 28, 1996,
       and 56,253,541 issued at December 31, 1995                                           .6               .6
   Additional paid-in capital                                                            817.0            559.1
   Notes receivable from sale of common stock                                              (.9)            ( .9)
   Less- Common stock held in treasury, 10,230 shares at cost                              (.1)             (.1)
   Retained earnings                                                                     142.9             42.2
   Minimum pension liability adjustment                                                   (3.5)            (3.5)
   Cumulative translation adjustment                                                      (9.3)           (17.4)
                                                                                   -----------      -----------
                                                                                         946.7            580.0
                                                                                   -----------      -----------
                                                                                   $   3,863.4      $   3,061.3
                                                                                   ===========      ===========

      The accompanying notes are an integral part of these balance sheets.

                       LEAR CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED, IN MILLIONS, EXCEPT PER SHARE DATA)


                                                         Three Months Ended                 Nine Months Ended
                                                         ------------------                 -----------------
                                                   September 28,   September 30,   September 28,    September 30,
                                                       1996            1995            1996             1995
                                                       ----            ----            ----             ----
 Net sales                                        $  1,505.6       $  1,080.6       $ 4,530.1        $ 3,266.7

 Cost of sales                                       1,361.9            997.4         4,098.9          3,012.0

 Selling, general and administrative expenses           56.9             35.1           149.2             85.3

 Amortization of goodwill                                9.3              5.1            24.0             11.5
                                                  ----------       ----------       ---------        ---------

    Operating income                                    77.5             43.0           258.0            157.9

 Interest expense                                       28.4             21.6            75.9             50.0

 Other expense, net                                      7.6              4.4            14.6             10.3
                                                  ----------       ----------       ---------        ---------

    Income before provision for national income
       taxes and extraordinary item                     41.5             17.0           167.5             97.6

 Provision for national income taxes                    16.7              5.9            66.8             40.6
                                                  ----------       ----------       ---------        ---------

    Net income before extraordinary item                24.8             11.1           100.7             57.0

 Extraordinary loss on early extinguishment
       of debt                                             -             (2.6)              -             (2.6)
                                                  ----------       ----------       ---------        ---------

    Net income                                    $     24.8       $      8.5       $   100.7        $    54.4
                                                  ==========       ==========       =========        =========

    Earnings per common share (Fully diluted):

    Net income before extraordinary item          $       .37      $      0.22      $     1.62       $     1.13

    Extraordinary loss                                      -            (0.05)              -            (0.05)
                                                  -----------      -----------      ----------       ----------

    Net income                                    $       .37      $      0.17      $     1.62       $     1.08
                                                  ===========      ===========      ==========       ==========




       The accompanying notes are an integral part of these statements.

                      LEAR CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN MILLIONS)

                                                                                                         Nine Months Ended
                                                                                                         -----------------
                                                                                                September 28,        September 30,
                                                                                                     1996                1995
                                                                                                     ----                ----

  CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income                                                                                 $  100.7            $   54.4
      Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization of goodwill                                                     107.3                60.4
      Amortization of deferred financing fees                                                         2.5                 1.9
      Deferred national income taxes                                                                 (1.2)                3.1
      Extraordinary loss                                                                                -                 2.6
      Other, net                                                                                     (4.8)                 .9
      Change in working capital items, net of effects of acquisitions                               (76.5)             (117.1)
                                                                                                 --------            --------


              Net cash provided by operating activities                                             128.0                 6.2

    CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment                                                    (100.0)              (65.9)
     Acquisitions, net                                                                             (457.0)             (891.8)
     Other, net                                                                                       4.0                 2.2
                                                                                                 --------            --------

              Net cash used by investing activities                                                (553.0)             (955.5)
                                                                                                 --------            --------


    CASH FLOWS FROM FINANCING ACTIVITIES:
     Change in long-term debt, net                                                                  203.2               689.0
     Short-term borrowings, net                                                                      (6.2)              (64.7)
     Increase in cash overdrafts                                                                     13.0                29.6
     Proceeds from sale of common stock, net                                                        244.7               281.6
     Other, net                                                                                      (1.4)               (9.2)
                                                                                                 --------            --------

              Net cash provided by financing activities                                             453.3               926.3
                                                                                                 --------            --------

    Effect of foreign currency translation                                                          (10.9)                6.2
                                                                                                 --------            --------


    NET CHANGE IN CASH AND CASH EQUIVALENTS                                                          17.4               (16.8)

    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                 34.1                32.0
                                                                                                 --------            --------


    CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $   51.5            $   15.2
                                                                                                 ========            ========

    CHANGES IN WORKING CAPITAL, net of effects of acquisitions
      Accounts receivable                                                                        $ (130.1)           $ (124.3)
      Inventories                                                                                    13.9               (14.4)
      Accounts payable                                                                               36.4                20.0
      Accrued liabilities and other                                                                   3.3                 1.6
                                                                                                 --------            --------
                                                                                                 $  (76.5)           $ (117.1)
                                                                                                 ========            ========

    SUPPLEMENTARY DISCLOSURE:
      Cash paid for interest                                                                     $   79.1            $   53.9
                                                                                                 ========            ========

      Cash paid for income taxes                                                                 $   63.8            $   57.0
                                                                                                 ========            ========

        The accompanying notes are an integral part of these statements.

                      LEAR CORPORATION AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


(1) BASIS OF PRESENTATION

        The consolidated financial statements include the accounts of Lear Corporation, a Delaware corporation, and its wholly-owned and majority-owned subsidiaries. Investments in less than majority-owned businesses are generally accounted for under the equity method.

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

        The Masland Acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed in the acquisition have been reflected in the accompanying balance sheet as of September 28, 1996. The operating results of Masland have been included in the statement of operations since the date of acquisition. The purchase price consisted of the following and has been allocated to the net assets purchased as follows (in millions):

    Consideration paid to stockholders, net of cash received                            $ 337.8
    Consideration paid to former Masland stock option holders                              22.1
    Debt assumed                                                                           96.8
    Stock options issued to former Masland option holders                                   9.0
    Estimated fees and expenses                                                            10.0
                                                                                        -------
             Cost of acquisition                                                        $ 475.7
                                                                                        =======

    Property, plant and equipment                                                       $ 127.2
    Net working capital                                                                    36.7
    Other assets purchased and liabilities assumed, net                                    (6.6)
    Goodwill                                                                              318.4
                                                                                        -------
             Total allocation of cost                                                   $ 475.7
                                                                                        =======

    The purchase price and related allocation may be revised in the next year based on revisions of preliminary estimates of fair values made at the date of purchase. Such changes are not expected to be significant.

                      LEAR CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

AUTOMOTIVE INDUSTRIES

        On August 17, 1995, the Company purchased all of the issued and outstanding common stock of Automotive Industries Holding, Inc. ("AI") for an aggregate purchase price of $885.0 million. AI is a leading designer and manufacturer of high quality interior trim systems and blow molded products principally for North American and European car and light truck manufacturers.

PRO FORMA INFORMATION

        The following pro forma unaudited results of operations of the Company for the three and nine month periods ended September 28, 1996 and September 30, 1995 were prepared to illustrate the estimated effects of (i) the Masland Acquisition (including the refinancing of certain debt of Masland pursuant to the Credit Agreement), (ii) the AI acquisition and certain acquisitions completed by AI prior to the purchase of AI by the Company (including the refinancing of certain debt of AI pursuant to the Credit Agreement), (iii) the public offering of 7.5 million shares of the Company's common stock by the Company and the application of net proceeds therefrom in September 1995, (iv) the refinancing of the Company's prior credit facility with borrowings under the Credit Agreement, (v) the completion of the New Credit Agreement (Note 5) and
(vi) the 1996 Note Offering (Note 4) and the 1996 Common Stock Offering (Note 3) and the application of the net proceeds to the Company therefrom to repay indebtedness outstanding under the Credit Agreements, a portion of which was incurred to finance the Masland Acquisition, (collectively, the "Pro Forma Transactions"), as if the Pro Forma Transactions had occurred as of January 1 of each year presented.

(Unaudited, in millions, except per share data):

                                      Three Months Ended                        Nine Months Ended
                                      -------------------                       -----------------
                               September 28,        September 30,       September 28,       September 30,
                               -------------        -------------       -------------       -------------
                                   1996                 1995                1996                1995
                                   ----                 ----                ----                ----
 Net Sales                      $   1,505.6         $    1,281.7          $ 4,791.8           $ 4,144.6
 Net income                     $      25.0         $        6.0          $   102.7           $    66.0

 Net income per share           $       .37         $        .09          $    1.52           $     .98


        The pro forma information above does not purport to be indicative of the results that actually would have been achieved if the operations were combined during the periods presented, and is not intended to be a projection of future results or trends.

(3) ISSUANCE OF COMMON STOCK

        In July 1996, the Company issued and sold 7.5 million shares of common stock (the "1996 Common Stock Offering"). Concurrently with this issuance, 7.5 million shares were sold by certain stockholders of the Company. Net of issuance costs, the Company received proceeds of approximately $242.8 million for the shares of common stock sold by the Company. The proceeds of this issuance were used to repay indebtedness outstanding under the Credit Agreements, a portion of which was incurred to finance the Masland Acquisition.

                      LEAR CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

(4)  ISSUANCE OF SUBORDINATED NOTES

        In July 1996, the Company issued $200 million aggregate principal amount of its 9 1/2 % Subordinated Notes due 2006 (the "1996 Note Offering").
Interest on the notes is payable on January 15 and July 15 of each year. The notes are redeemable at the option of the Company, in whole or in part, on or after July 15, 2001. Net of issuance costs, the Company received proceeds of approximately $195.5 million in connection with the sale of the notes. The proceeds of this issuance were used to repay indebtedness outstanding under the Credit Agreements, a portion of which was incurred to finance the Masland Acquisition.


(5)  NEW CREDIT AGREEMENT

        On June 27, 1996, the Company entered into a second revolving credit agreement with a syndicate of financial institutions (the "New Credit Agreement"). The New Credit Agreement contains substantially identical terms as the Company's $1.445 billion Credit Agreement dated August 17, 1995, as amended (the "Credit Agreement") and permits borrowings of up to $300 million. Following the Masland Acquisition, the Company borrowed the full amount permitted under the New Credit Agreement and used the proceeds to repay a portion of the outstanding indebtedness under the Credit Agreement.

        Borrowings under the Credit Agreement and the New Credit Agreement bear interest, at the election of the Company, at a floating rate of interest equal to (i) the higher of Chemical Bank's prime lending rate or the federal funds rate plus .5% or (ii) the Eurodollar Rate (as defined in the New Credit Agreement and Credit Agreement) plus a borrowing margin of .5% to 1.0%. The applicable borrowing margin is determined based on the level of a specified financial ratio of the Company. Under the Credit Agreement and the New Credit Agreement, Lear is permitted to convert variable rate interest obligations on an aggregate of up to $500 million in principal amount of indebtedness into fixed rate interest obligations.

        Amounts available under the New Credit Agreement and the Credit Agreement will be reduced by an aggregate amount of $750 million prior to maturity on September 30, 2001.

                      LEAR CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

(6)  INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is principally determined by using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.

         Inventories are comprised of the following (in millions):

                                                               September 28,    December 31,
                                                                    1996            1995
                                                                    ----            ----
Raw materials                                                  $  128.6           $  139.4
Work-in-process                                                    24.9               18.0
Finished goods                                                     48.6               38.8
                                                               --------           --------

                                                               $  202.1           $  196.2
                                                               ========           ========

(7)  LONG-TERM DEBT

         Long term debt is comprised of the following (in millions):

                                                   September 28,       December 31,
                                                        1996               1995
                                                        ----               ----
Domestic revolving credit loans                    $  716.4            $  717.1
Industrial revenue bonds                               22.7                20.9
Other                                                  40.4                39.9
                                                   --------            --------
                                                      779.5               777.9
Less- Current portion                                  (8.5)               (9.9)
                                                   --------            --------
                                                      771.0               768.0
                                                   --------            --------


Subordinated Debt:
  9  1/2 % Subordinated Notes                         200.0               -
  8 1/4 % Subordinated Notes                          145.0               145.0
  11 1/4 % Senior Subordinated Notes                  125.0               125.0
                                                   --------            --------
                                                      470.0               270.0
                                                   --------            --------

                                                   $1,241.0            $1,038.0
                                                   ========            ========

                      LEAR CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

(8) COMMON SHARES OUTSTANDING

    The weighted average number of shares of the Company's common stock is as follows for the periods presented:


                          Three Months Ended                    Nine Months Ended
                          ------------------                    -----------------

                    September 28,      September 30,     September 28,       September 30,
                        1996                1995             1996                 1995
                        ----                ----             ----                 ----

Primary             67,004,490         50,927,792        62,320,313          49,985,045

Fully Diluted       67,004,490         50,966,315        62,342,246          50,206,725

(9) SUBSEQUENT EVENT

    In October 1996, Lear signed a Memorandum of Understanding with Borealis Holding AB to acquire its wholly owned subsidiary, Borealis Industrier AB. Borealis Industrier AB manufactures instrument panels, door panels, climate systems, exterior trim and various components for the European automotive and truck industry. Borealis Industrier AB had 1995 sales of approximately $230 million and employs approximately 1,800 people at six sites located in Sweden.

    Consummation of the acquisition is subject to certain conditions, including the signing of a definitive agreement, completion of due diligence and the acceptance by the Swedish competition authority.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 28, 1996 VS. THREE MONTHS ENDED SEPTEMBER 30, 1995.

Net sales of $1,505.6 million in the quarter ended September 28, 1996 surpassed the third quarter of 1995 by $425.0 million or 39.3%. Net sales as compared to prior year benefited from the acquisitions of Masland Corporation and Automotive Industries Holding, Inc., in June 1996 and August 1995, respectively. Further contributing to the overall increase in sales was new business introduced globally within the past year and increased automotive production and content on carryover seat programs in North America and Mexico.

Net sales in the United States and Canada of $1,013.3 million in the third quarter of 1996 exceeded the comparable period in the prior year by $283.1 million or 38.8%. Sales in the current quarter benefited from the contribution of $203.6 million in incremental sales from the Masland and AI acquisitions and vehicle production increases by domestic automotive manufacturers on established passenger car and truck seat programs.

Net sales in Europe of $331.5 million increased in the third quarter of 1996 as compared to the third quarter of 1995 by $52.9 million or 19.0%. Sales in the quarter ended September 28, 1996 benefited from $21.5 million in sales from the AI acquisition and additional volume on existing programs in Italy, Germany and Sweden.

Net sales of $160.8 million in the third quarter of 1996 in the Company's remaining geographic regions, consisting of Mexico, the Pacific Rim, South America and South Africa surpassed the third quarter of the prior year by $89.0 million or 124.0%. Sales in the current quarter benefited from increased General Motors passenger car and Chrysler truck activity and from new business operations in South America, Australia and South Africa.

Gross Profit (net sales less cost of sales) and gross margin (gross profit as a percentage of net sales) were $143.7 million and 9.5% for the third quarter of 1996 as compared to $83.2 million and 7.7% in 1995. Gross profit in the current quarter benefited from the overall growth in North American and European sales activity, including the acquisition of Masland and production of new business programs in South America and South Africa.

Selling, general and administrative expenses as a percentage of net sales increased to 3.8% in the third quarter of 1996 as compared to 3.3% in the third quarter of 1995. The increase in actual expenditures was primarily due to the Masland acquisition and engineering and support expenses associated with the expansion of domestic and international business.

Operating income and operating margin improved to $77.5 million and 5.1% for the quarter ended September 28, 1996, as compared to $43.0 million and 4.0% a year earlier. The increase in operating income was primarily due to increased market demand and content on domestic and foreign car and truck programs and to the acquisition of Masland, partially offset by increased design, development and administrative expenses. Non-cash depreciation and amortization charges were $39.6 million and $23.3 million for the third quarter of 1996 and 1995, respectively.

Interest expense for the third quarter of 1996 increased by $6.8 million over the prior year to $28.4 million. The increase is primarily due to interest incurred on additional debt utilized to finance the Masland and AI acquisitions.

Other expenses for the three months ended September 28, 1996, which include state and local taxes, foreign exchange, minority interest of consolidated subsidiaries, equity income of non-consolidated affiliates and other non-operating expenses, increased in comparison to prior year due to increased minority interest expenses related to the Company's South American and Masland operations and higher state and local taxes.

Net income for the third quarter of 1996 was $24.8 million, or $.37 per share, as compared to $8.5 million, or $.17 per share in the corresponding quarter in the prior year. The provision for income taxes was $16.7 million resulting in an effective tax rate of 40.2% for the current quarter as compared to $5.9 million and an effective tax rate of 34.7% in the prior year. The 34.7% tax rate in the prior year reflects a change in the estimated annual tax rate. Earnings per share increased in the third quarter of 1996 by 117.6% despite an increase in the weighted average number of shares outstanding of approximately
16.0 million shares. Net income for the quarter ended September 30, 1995 reflects an extraordinary loss of $2.6 million related to the early retirement of debt.

NINE MONTHS ENDED SEPTEMBER 28, 1996 VS. NINE MONTHS ENDED SEPTEMBER 30, 1995.

Net sales of $4,530.1 million for the nine month period of 1996 surpassed the nine month period of the prior year by $1,263.4 million or 38.7%. Sales as compared to the prior year benefited from the acquisitions of AI and Masland, new business introduced globally within the past twelve months and increased production build schedules on mature domestic and foreign seat programs.

Gross profit and gross margin were $431.2 million and 9.5% for the nine month period ended September 28, 1996 as compared to $254.7 million and 7.8% a year earlier. Gross profit in the current year reflects the contribution of the AI and Masland acquisitions coupled with benefits derived from increased global market demand on new and ongoing seat programs. Partially offsetting the increase in gross profit were the General Motors' work stoppage in the first quarter of 1996 and downtime associated with a Chrysler model changeover.

Selling, general and administrative expenses, including research and development, for the current period increased as a percentage of net sales to 3.3% from 2.6% in the comparable period in the prior year. Actual expenditures increased in comparison to prior year due to the inclusion of AI and Masland operating expenses as well as increased North American and European engineering and administrative expenses necessary to support established and potential business opportunities.

Operating income and operating margin improved to $258.0 million and 5.7% for the first nine months of 1996 as compared to $157.9 million and 4.8% in the prior year. The increase in operating income was largely the result of the Masland acquisition coupled with increased industry build schedules by domestic and foreign automotive manufacturers on new and mature seat programs.
Partially offsetting the increase in operating income were engineering and administrative support expenses, Chrysler's downtime for model changeover and the adverse impact of the General Motors' work stoppage in the first quarter of 1996. Non-cash depreciation and amortization charges were $107.3 million and $60.4 million for the nine month period of the current and prior years, respectively.

For the nine months ended September 28, 1996, interest expense increased by $25.9 million to $75.9 million as compared to the corresponding period in the prior year. The increase in interest expense was largely the result of interest incurred on additional debt utilized to finance the Masland and AI acquisitions.

Other expenses for the nine months ended September 28, 1996, which include state and local taxes, foreign exchange, minority interest of consolidated subsidiaries, equity income of non-consolidated affiliates and other non-operating expenses, increased in comparison to prior year as increased state and local taxes and minority interest expense from the Company's South American and Masland operations more than offset favorable foreign exchange related to the Company's North American and European operations.

Net income for the first nine months of 1996 was $100.7 million, or $1.62 per share, as compared to $54.4 million, or $1.08 per share in the comparable period in 1995. The provision for income taxes in the current period was $66.8 million, resulting in an effective tax rate of 39.9%, as compared to $40.6 million and an effective tax rate of 41.6% in the previous year. The decline in the effective tax rates is primarily due to changes in operating performance and related income levels among the various tax jurisdictions. Earnings per share increased in the first nine months of 1996 by 50.0% despite the impact of the General Motors work stoppage and an increase in the weighted average number of shares outstanding of approximately 12.1 million shares on a fully-diluted basis.

The Company's future operating results are directly related to domestic and foreign automotive vehicle production. In October and November, 1996, work stoppages at various customer facilities have adversely affected the fourth quarter operating results of the Company. Based upon preliminary estimates, which could differ materially depending on production schedules for the remainder of 1996 as to the recovery of a portion of these lost volumes, the Company anticipates that the earnings per share for the quarter ending December 31, 1996, will be adversely affected by approximately $.10 per share.

LIQUIDITY AND CAPITAL RESOURCES

On July 1, 1996, the Company completed the acquisition of 100% of the outstanding shares of Masland for an aggregate purchase price of $475.7 million, including the assumption of existing net indebtedness and transaction costs. In connection with the Masland Acquisition, the Company entered into a second revolving credit agreement with a syndicate of financial institutions (the "New Credit Agreement" and, together with the Credit Agreement, the "Credit Agreements"). The New Credit Agreement contains substantially identical terms as the Credit Agreement and permits borrowings of up to $300 million. Substantially all of the total purchase price of Masland was initially financed with borrowings under the Credit Agreements.

In July, 1996, the Company issued 7.5 million shares of common stock at $33.50 per share and $200 million aggregate principal amount of 9 1/2% Subordinated Notes due 2006. The $438.3 million of proceeds ($242.8 million and $195.5 million from the Common Stock Offering and Note Offering proceeds, respectively), net of issuance costs, received by the Company were used to repay indebtedness incurred under the Credit Agreements in connection with the purchase of Masland.

As of the end of September, the Company had an aggregate of $1.745 billion available under these secured Credit Agreements, of which $716.4 million was outstanding and $44.0 million was committed under outstanding letters of credit, resulting in $984.6 million unused and available. In addition to debt outstanding under the Credit Agreements, the Company had an additional $538.6 million of debt, including short-term borrowings, primarily consisting of $470.0 million of subordinated debentures due between 2000 and 2006.

Borrowing under the Credit Agreements are guaranteed by substantially all of the Company's direct and indirect domestic subsidiaries and secured by (i) a pledge of all of the capital stock of substantially all of the Company's domestic subsidiaries, (ii) a grant of security interest in substantially all of the assets of the Company and its domestic subsidiaries and (iii) the mortgages of certain of the real property of the Company and its domestic subsidiaries.

The 9 1/2% Notes are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the Indenture relating to the 9 1/2% Notes), including indebtedness outstanding under the Credit Agreements and the 11 1/4% Notes. Interest on the 9 1/2% Notes is payable on January 15 and July 15 of each year. The 9 1/2% Notes are redeemable at the option of the Company, in whole or in part, on or after July 15, 2001. The Indenture pursuant to which the 9 1/2% Notes were issued contains certain covenants that restrict, among other things, the incurrence of additional indebtedness, the payment of dividends, the repurchase of capital stock, the creation of liens, the sale of assets, and the issuance of preferred stock.

In the second quarter of 1996, Moody's Investors Services ("Moody's") upgraded its rating of the Company's primary debt instruments. The Credit Agreements were upgraded from Ba2 to Ba1, the Company's 8 1/4% Subordinated Notes from B2 to B1 and the Company's 11 1/4% Senior Subordinated Notes from B1 to Ba3. Standard and Poors Ratings Group ("S&P") also upgraded its rating of the Credit Agreements to BB+ from BB- and the two subordinated debt issues to BB- from B. The 9 1/2% Subordinated Notes were assigned a B1 and BB- rating from Moody's and S&P, respectively.

Net cash provided by operating activities increased to $128.0 million during the nine months ended September 28, 1996 compared to $6.2 million during the comparable period in 1995. Net income increased 85%, from $54.4 million in 1995 to $100.7 million in 1996 as a result of increased activities due to the acquisitions of AI and Masland, new business awarded, cost reduction programs and increased production levels on existing programs. In addition, net income includes noncash depreciation and goodwill amortization charges for the nine month periods, which increased by $46.9 million, from $60.4 million in 1995 to $107.3 million in 1996 primarily as a result of the AI and Masland acquisitions. Cash flow provided by earnings was partially offset by the net change in working capital.

The net change in working capital resulted in a net use of $76.5 million and $117.1 million for the nine months ended September 28, 1996 and September 30, 1995, respectively. The use of working capital decreased in 1996 primarily due to a reduction in inventory levels from December 31, 1995 despite an increase in sales activity.

Net cash used by investing activities, primarily acquisitions, was $553.0 million and $955.5 million for the nine months ended September 28, 1996 and September 30, 1995, respectively. The Masland Acquisition, consummated July 1996, resulted in a net $457.0 million use of funds while the AI Acquisition, consummated August 1995, resulted in a net $891.8 million cash use. Capital expenditures increased in the nine month periods from $65.9 million in 1995 to $100.0 million in 1996 as a result of the Masland and AI acquisitions as well as to support new programs under production in 1996.

As of September 28, 1996 the Company had $51.5 million of cash and cash equivalents. The Company believes that cash flows from operations and available credit facilities will be sufficient to meet its debt service obligations, projected capital expenditures and working capital requirements.

"SAFE HARBOR" PROVISIONS

    This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that any forward-looking statements, including statements regarding the intent, belief, or current expectations of the Company or its management, are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to, (i) general economic conditions in the markets in which the Company operates, (ii) fluctuations in worldwide or regional automobile and light truck production,
(iii) labor disputes involving the Company or its significant customers, (iv) changes in practices and/or policies of the Company's significant customers towards outsourcing automotive components and systems, and (v) other risks detailed from time to time in the Company's Securities and Exchange Commission filings. The Company does not intend to update these forward-looking statements.

                              LEAR CORPORATION

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

The following report on Form 8-K was filed during the quarter ended September 28, 1996:

     Form 8-K filed on July 3, 1996 (dated June 27, 1996) with respect to the acquisition of Masland Corporation. Such 8-K contains audited financial statements of Masland Corporation for the fiscal year ended June 30, 1995 and unaudited financial statements for the period ended March 29, 1996.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.




LEAR CORPORATION


Dated: November 11, 1996      By: /s/  James H. Vandenberghe
                                 -----------------------------
                                  James H. Vandenberghe
                                  Executive Vice President,
                                  Chief Financial Officer
                                  and a Director

                              LEAR CORPORATION
                                 FORM 10 -Q
                                EXHIBIT INDEX
                  FOR THE QUARTER ENDED SEPTEMBER 28, 1996


 EXHIBIT
 NUMBER        EXHIBIT

      4.1 Indenture dated as of July 1, 1996 by and between the Company and The Bank of New York, as trustee, relating to the 9 1/2% Subordinated Notes due 2006, filed herewith.


     27.1 Financial Data Schedule for the quarter ended September 28, 1996, filed herewith.