Form 10-K405
period 1996-12-31
LEAR CORP /DE/
filed 1997-03-28
CIK 842162

 ==============================================================================

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
/X/         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 31, 1996.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes /X/           No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

As of March 3, 1997, the aggregate market value of the registrant's Common Stock, par value $.01 per share, held by non-affiliates of the registrant was $2,032,218,351. The closing price of the Common Stock on March 3, 1997 as reported on the New York Stock Exchange was $38 3/8 per share.

As of March 3, 1997, the number of shares outstanding of the registrant's Common Stock was 65,858,215 shares.

                     DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant's Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on May 15, 1997, as described in the Cross-Reference Sheet and a Table of Contents included herewith, are incorporated by reference into Part III of this Report.

 ==============================================================================

                             CROSS REFERENCE SHEET
                                      AND
                               TABLE OF CONTENTS


                                                                                                               PAGE NUMBER
                                                                                                             OR REFERENCE (1)
                                                                                                              ----------------
                                                              PART I
ITEM  1.   Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
ITEM  2.   Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14
ITEM  3.   Legal proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15
ITEM  4.   Submission of matters to a vote of security holders . . . . . . . . . . . . . . . . . . . . . . . . .    15

                                                              PART II
ITEM  5.   Market for the Company's common stock and related stockholder matters . . . . . . . . . . . . . . . .    16
ITEM  6.   Selected financial data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17
ITEM  7.   Management's discussion and analysis of financial condition and results of operations . . . . . . . .    18
ITEM  8.   Consolidated financial statements and supplementary data. . . . . . . . . . . . . . . . . . . . . . .    24
ITEM  9.   Changes in and disagreements with accountants on accounting and financial disclosure. . . . . . . . .    50

                                                             PART III
ITEM  10.  Directors and executive officers of the Company (2) . . . . . . . . . . . . . . . . . . . . . . . . .    51
ITEM  11.  Executive compensation (3)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    51
ITEM  12.  Security ownership of certain beneficial owners and management (4)  . . . . . . . . . . . . . . . . .    51
ITEM  13.  Certain relationships and related transactions (5). . . . . . . . . . . . . . . . . . . . . . . . . .    51

                                                              PART IV
ITEM  14.  Exhibits, financial statement schedules, and reports on Form 8-K. . . . . . . . . . . . . . . . . . .    52

---------------

(1) Certain information is incorporated by reference, as indicated below, from the registrant's Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on May 15, 1997 (the "Proxy Statement").
(2)      Proxy Statement sections entitled "Election of Directors" and
         "Management."
(3)      Proxy Statement section entitled "Executive Compensation."
(4) Proxy Statement section entitled "Management - Security Ownership of Certain Beneficial Owners and Management."
(5)      Proxy Statement section entitled "Certain Transactions."

                                     PART I

                               ITEM 1 - BUSINESS

        As used in this Report, unless the context otherwise requires, the "Company" or "Lear" refers to Lear Corporation and its consolidated subsidiaries. A significant portion of the Company's operations are conducted through wholly-owned subsidiaries of Lear Corporation.


                            BUSINESS OF THE COMPANY

GENERAL

        Lear is one of the largest independent suppliers of automotive interior systems in the estimated $45 billion global automotive interior systems market and one of the ten largest independent automotive suppliers in the world. The Company has experienced substantial growth in market presence and profitability over the last five years as a result of both internal growth and acquisitions. The Company's sales have grown from approximately $1.4 billion for the year ended June 30, 1992 to over $6.2 billion for the year ended December 31, 1996, a compound annual growth rate of 39%. In addition, the Company's operating income has grown from $56.8 million for the year ended June 30, 1992 to $375.8 million for the year ended December 31, 1996, a compound annual growth rate of 51%. The Company's present customers include 26 original equipment manufacturers ("OEMs"), the most significant of which are Ford, General Motors, Fiat, Chrysler, Volvo, Saab, Volkswagen and BMW. As of December 31, 1996, the Company employed over 43,000 people in 21 countries and operated 148 manufacturing, research and development, product engineering and administration facilities.

        Lear is a leading supplier of automotive interiors with in-house capabilities in all five principal automotive interior segments: seat systems; floor and acoustic systems; door panels; headliners; and instrument panels. In addition, as one of the leading independent global suppliers of interior systems and components to OEMs, Lear is able to offer its customers design, engineering and project management support for the entire automotive interior. Management believes that the ability to offer automotive interior "one-stop-shopping" provides Lear with a competitive advantage as OEMs continue to reduce their supplier base and demand improved quality and enhanced technology. In addition, the Company's broad array of products and process offerings enable it to provide each customer with products tailored to its particular needs.

        Lear is focused on delivering high quality automotive interior systems and components to its customers on a global basis. Due to the opportunity for significant cost savings and improved product quality and consistency, OEMs have increasingly required their suppliers to manufacture automotive interior systems and components in multiple geographic markets. In recent years, the Company has aggressively expanded its operations in Western Europe and emerging markets in Eastern Europe, South America, South Africa and the Asia/Pacific Rim region, giving it the capability to provide its products on a global basis to its OEM customers. For example, in 1996, Lear entered into a joint venture to supply seat systems in Thailand to a joint venture between Ford and Mazda. In 1996, Lear also entered the Chinese market with a joint venture to supply seat systems and interior trim components for Isuzu trucks and Ford transit vans to be manufactured in China. In addition, during 1996 Lear was awarded a contract to supply seat and interior trim systems in Argentina for Ford's Ranger program and began production of seat systems for the Palio (Fiat's world car) in Brazil. Since late 1995, the Company has also entered joint ventures in Brazil and Argentina and opened facilities in South Africa, India, Indonesia, Australia and Venezuela. The Company's sales outside the United States and Canada have grown from $0.4 billion, or 29.7% of the Company's total sales, for the year ended June 30, 1992 to $2.2 billion, or 35.1% of the Company's total sales, for the year ended December 31, 1996.

        In 1996, Lear was one of the leading independent suppliers to the estimated $45 billion global automotive interior market, with a 13% market share, after giving pro forma effect to the acquisition of Masland Corporation ("Masland"). In addition, after giving pro forma effect to the acquisition of Masland, the Company in 1996 held a leading 37% share of the estimated $7.9 billion North American seat systems market and a 37% share of the estimated $1.4 billion North American floor and acoustic systems market. In 1996, the Company was also the leading independent supplier to the estimated $7.2 billion Western European seat systems market, with a 17% share. The door panel, headliner and instrument panel segments of the automotive interior market are highly fragmented, contain no dominant independent supplier and are in the early stages of the outsourcing and/or consolidation process. The Company believes that the same competitive pressures that contributed to the rapid expansion of its seat systems business in North America since 1983 will continue to encourage automakers in the North American and European markets to outsource more of their door panel, headliner and instrument panel requirements.

        The Company is the successor to a seat frame manufacturing business founded in 1917 that served as a supplier to General Motors and Ford from its inception. As a result of the expansion of the Company's business from automotive seat systems to products for a vehicle's complete interior, the Company changed its name to "Lear Corporation" from "Lear Seating Corporation" effective May 9, 1996.

BUSINESS STRATEGY

        Lear's business objective is to expand its position as one of the leading independent suppliers of automotive interior systems in the world. Lear intends to build on its full-service capabilities, strong customer relationships and worldwide presence to increase its share of the global automotive interior market. To achieve this objective, the Company will continue to pursue a strategy based upon the following elements:

      - Enhance its Strong Relationships with OEMs. The Company's management has developed strong relationships with its 26 OEM customers which allow Lear to identify business opportunities and anticipate customer needs in the early stages of vehicle design. Management believes that working closely with OEMs in the early stages of designing and engineering vehicle interior systems gives it a competitive advantage in securing new business. For each of its major customers, Lear maintains "Customer Focused Divisions." This organizational structure consists of several dedicated groups, each of which is focused on serving the needs of a single customer and supporting that customer's programs and product development. Each division provides all the interior systems and components the customer needs, allowing that customer's purchasing agents, engineers and designers to have a single point of contact. Lear maintains an excellent reputation with OEMs for timely delivery and customer service and for providing world class quality at competitive prices. As a result of the Company's service and performance record, many of the Company's facilities have won awards from OEMs with which they do business.

      - Penetrate Emerging Markets.  Geographic expansion will continue to be an important element of the Company's growth strategy. In 1996, more than two-thirds of total worldwide vehicle production occurred outside of the United
States and Canada.   Emerging markets such as South America and the Asia/Pacific
Rim region present strong growth opportunities as demand for automotive vehicles is dramatically increasing in these areas. For example, since 1991, sales of light vehicles in China have increased nearly 500%, while sales in Brazil have increased over 70%. It is anticipated that population and per capita income in China, Brazil and other emerging markets will continue to increase. Industry analysts forecast that these underlying trends will result in continued strong increases in light vehicle sales in these and other emerging markets. As a result of Lear's strong customer relationships and worldwide presence, management believes that the Company is well positioned to expand with OEMs in emerging markets.

      - Capitalize on New Outsourcing Opportunities. Lear's strategy is to build on its full-service capabilities, strong customer relationships and worldwide presence to increase its share of the global automotive interior market. The door panel, headliner and instrument panel segments of the automotive interior market contain no dominant independent supplier and are in the early stages of the outsourcing and/or consolidation process. These segments constituted approximately 20% of the total estimated $45 billion global automotive interior market in 1996. The Company believes that the same competitive pressures that contributed to the rapid expansion of its seat systems business in North America since 1983 will continue to encourage customers to outsource more of their door panel, headliner and instrument panel system requirements. In addition, management believes that as the outsourcing of these systems accelerates and OEMs continue their worldwide expansion and seek ways to improve vehicle quality and reduce costs, they will increasingly look to suppliers, such as Lear, to fill the role of "Systems Integrator" to manage the design, purchasing and supply of the total automotive interior. Lear's full-service capabilities make it well-positioned to fill this role.

      - Invest in Product Technology and Design Capability. Lear has made substantial investments in product technology and product design capability to support its products. The Company maintains five technology centers and twenty customer focused product engineering centers where it designs and develops new products and conducts extensive product testing. The Company also has state-of-the art acoustics testing, instrumentation and data analysis capabilities. Lear's investments in research and development are consumer driven and customer focused. The Company conducts extensive analysis and testing of consumer responses to automotive interior styling and innovations. Because OEMs increasingly view the vehicle interior as a major selling point to their customers, the focus of Lear's research and development efforts is to identify new interior features that make vehicles safer, more comfortable and attractive to consumers. For example, in 1996 Lear developed a One-Step(TM) door which consolidates all of the door's internal mechanisms including glass, window regulators and latches, providing customers with a higher quality door at a lower price as well as a lightweight, adjustable seat with lateral accelerometers built into them that automatically adjust the side bolsters to provide passengers additional support during sharp turns. In 1996, the Company also developed a "Mobile Office" unit, specially designed to fit across the vehicle's width, that contains customized containers for portable computers, fax machines, hanging files and other items. The development of these and similar products has been, and management believes will continue to be, an important element in the Company's future growth. For automotive vehicles manufactured in North America, Lear's total content per vehicle has increased from $94 per vehicle in 1992 to $292 per vehicle in 1996. For automotive vehicles manufactured in Western Europe, Lear's total content per vehicle has increased from $19 per vehicle in 1992 to $109 per vehicle in 1996.

      - Utilize Worldwide JIT Facility Network. Beginning in the 1980s, Lear established facilities, most of which were, and still are, dedicated to a single customer, that allowed it to receive components from its suppliers on a just-in-time ("JIT") basis and deliver seat systems to its customers on a sequential JIT basis. This process minimizes inventories and fixed costs for both the Company and its customers and enables the Company to deliver products in as little as 90 minutes notice. In many cases, by carefully managing floor space and overall efficiency, Lear can move the final assembly and sequencing of other interior systems and components from centrally located facilities to its existing JIT facilities. For example, at a facility in Austria, Lear has been supplying seat systems to Chrysler's GS minivan on a JIT basis. In late 1996, that same facility began supplying Chrysler with sequenced door panels on a JIT basis, which should result in significant cost savings to the Company and Chrysler. Management believes that the efficient utilization of the Company's 62 JIT facilities located around the world is an important aspect of Lear's global growth strategy and, together with the Company's system integration skills, provides Lear with a significant competitive advantage in terms of delivering total interior systems to OEMs.

      - Grow Through Strategic Acquisitions. Strategic acquisitions have been, and management believes will continue to be, an important element in the Company's growth worldwide and in its efforts to capitalize on the outsourcing and supplier consolidation trends. These acquisitions strengthen Lear's relationship with OEMs, complement Lear's existing capabilities and products and provide growth opportunities in new markets. The Company's recent acquisitions have expanded its OEM customer base and worldwide presence and enhanced its relationships with existing customers. The acquisitions of Borealis Industrier AB ("Borealis"), Masland and Automotive Industries Holding, Inc. ("AI") also provide the Company with a substantial presence in the non-seating segments of the automobile and light truck interior market. The Company believes that these markets hold significant growth potential. In 1996, after giving pro forma effect to the Masland acquisition, the Company's sales of non-seating systems and components would have been approximately $2.1 billion, or approximately 34% of the Company's total pro forma sales. The Company will continue to consider strategic acquisitions that enhance its market position, expand its global presence, increase its product offerings, improve its technological capabilities or enhance customer relationships.

ACQUISITIONS

        To supplement its internal growth and implement its business strategy, the Company has made several strategic acquisitions since 1990. The following is a summary of recent major acquisitions:

Borealis Acquisition

        In December 1996, the Company acquired all of the issued and outstanding shares of common stock of Borealis (the "Borealis Acquisition"), a leading Western European supplier of instrument panels, door panels and other automotive components. The Borealis Acquisition provided the Company with the technology to manufacture instrument panels, the only interior system capability the Company did not previously possess. Borealis also produces door panels, climate systems, exterior trim and various components for the Western European automotive, light truck and heavy truck industries. In addition, the Borealis Acquisition increased the Company's presence in the Western European market and strengthened its relationships with Volvo, Saab and Scania. The aggregate purchase price for the Borealis Acquisition was approximately $91.1 million (including the assumption of $18.8 million of Borealis' existing indebtedness, net of cash and cash equivalents, and the payment of fees and expenses of $1.5 million in connection with the acquisition).

Masland Acquisition

        On July 1, 1996, the Company completed the acquisition of all of the issued and outstanding shares of common stock of Masland (the "Masland Acquisition") for an aggregate purchase price of $475.7 million (including the assumption of $80.7 million of Masland's existing indebtedness, net of cash and cash equivalents, and the payment of fees and expenses of $10 million in connection with the acquisition). The Masland Acquisition gave Lear manufacturing capabilities to produce floor and acoustic systems, which the Company did not previously have. In 1996, after giving pro forma effect to the Masland Acquisition, Lear held a 37% share of the estimated $1.4 billion North American floor and acoustics systems market. As a result of the Masland Acquisition, Lear also became a major supplier of interior and luggage trim components and other acoustical products which are designed to minimize noise, vibration and harshness for passenger cars and light trucks. The Masland Acquisition also provided Lear with access to leading-edge technology. Its 33,000 square foot Technology Center in Plymouth, Michigan provides full service acoustics testing, design, product engineering, systems integration and program management.

AI Acquisition

        In August 1995, the Company acquired all of the issued and outstanding shares of common stock of AI (the "AI Acquisition"), a leading designer and manufacturer of high quality interior systems and blow molded plastic parts to automobile and light truck manufacturers. Prior to the AI Acquisition, Lear had participated primarily in the seat system segment of the interior market, which comprises approximately 50% of the total combined worldwide interior market. By providing the Company with substantial manufacturing capabilities in door panels and headliners, the AI Acquisition made Lear the largest independent Tier I supplier of automotive interior systems in the North American and Western European light vehicle interior market. The aggregate purchase price for the AI Acquisition was $881.3 million (including the assumption of $250.5 million of AI's existing indebtedness and the payment of fees and expenses of $14.4 million in connection with the acquisition).

FSB Acquisition

        On December 15, 1994, the Company, through its wholly-owned subsidiary, Lear Seating Italia Holdings, S.r.L., acquired the primary automotive seat systems supplier to Fiat and certain related businesses (the "Fiat Seat Business" or the "FSB"). Lear and Fiat also entered into a long- term supply agreement for Lear to produce all outsourced automotive seat systems for Fiat and affiliated companies worldwide. The acquisition of the Fiat Seat Business not only established Lear as the market leader in automotive seat systems in Europe, but, combined with its leading position in North America, made Lear one of the largest automotive seat systems manufacturers in the world. In addition, it gave the Company access to rapidly expanding markets in South America and has resulted in the formation of new joint ventures which are supplying automotive seat systems to Fiat or its affiliates in Brazil and Argentina.

NAB Acquisition

        On November 1, 1993, Lear significantly strengthened its position in the North American automotive seating market by purchasing the North American seat cover and seat systems business (the "NAB") of Ford Motor Company. The NAB consists of an integrated United States and Mexican operation which produces seat covers for approximately 80% of Ford's North American vehicle production (as well as for several independent suppliers) and manufactures seat systems for certain Ford models. Prior to the NAB Acquisition, the Company outsourced a significant portion of its seat cover requirements. The expansion of the Company's seat cover business has provided Lear with better control over the costs and quality of one of the critical components of a seat system. In addition, by virtue of the NAB Acquisition, the Company was able to enhance its relationship with one of its largest OEM customers, entering into a five year supply agreement with Ford, which expires in November 1998, covering models for which the NAB had produced seat covers and seat systems at the time of the acquisition. The Company also assumed during the term of the supply agreement primary engineering responsibility for a substantial portion of Ford's car models, providing Lear with greater involvement in the planning and design of seat systems and related products for future light vehicle models.

Scandinavian Acquisitions

        In 1991 and 1992, the Company acquired the seat systems businesses of Saab in Sweden and Finland and of Volvo in Sweden. In connection with each of these acquisitions, the Company entered into long-term relationships with the respective OEMs.

PRODUCTS

        Lear's products have evolved from the Company's many years of manufacturing experience in the automotive seat frame market where it has been a supplier to General Motors and Ford since its inception in 1917. The seat frame has structural and safety requirements which make it the basis for overall seat design and was the logical first step to the Company's emergence as a dominant supplier of entire seat systems and seat components. With the acquisitions of Borealis, Masland and AI, the Company has expanded its product offerings and can now manufacture and supply its customers with floor systems, headliners, door panels and instrument panels. The Company also produces a variety of blow molded products and other automotive components such as fluid reservoirs, fuel tank shields, exterior airdams, front grille assemblies, engine covers, battery trays/covers and insulators. Lear believes that as OEMs continue to seek ways to improve vehicle quality while simultaneously reducing the costs of the various vehicle components, they will increasingly look to suppliers such as Lear with the capability to test, design, engineer and deliver products for a complete vehicle interior. In addition, with the Borealis, Masland and AI acquisitions, the Company believes that it has significant cross-selling opportunities across its customer base as well as its vehicle platforms and is well-positioned to expand its position as one of the leading independent suppliers of automotive interior systems in the world.

        The following is the approximate composition by product category of the Company's net sales in the year ended December 31, 1996, after giving pro forma effect to the Masland Acquisition: seat systems, $4.4 billion; floor and acoustic systems, $0.5 billion; door panels, $0.3 billion; headliners, $0.1 billion; and other component products, $1.2 billion.

      - Seat Systems. The seat systems business consists of the manufacture, assembly and supply of seating requirements for a vehicle or assembly plant. Seat systems typically represent approximately 50% of the cost of the total automotive interior. The Company produces seat systems for automobiles and light trucks that are fully finished and ready to be installed in a vehicle. Seat systems are fully assembled seats, designed to achieve maximum passenger comfort by adding a wide range of manual and power features such as lumbar supports, cushion and back bolsters and leg and thigh supports.

        As a result of its product technology and product design strengths, the Company has been a leader in producing convenience features and safety improvements into its seat designs. For example, in 1996, Lear developed automatically adjusting seats that provide passengers additional support during sharp turns. In addition, Lear has recently introduced a newly designed integrated restraint system that increased occupant comfort and convenience. Licensed exclusively to Lear, this patented seating concept uses a special ultra high-strength steel tower, a blow- molded seat back frame and a split-frame design to improve occupant comfort and convenience. Other recent product ideas include newly developed fabric seat heaters, a "Sound Seat," which has a high output bass speaker built into the back seat, and a Code-Alarm(TM) integrated seat, which includes a security device that automatically moves the driver seat back forward against the steering wheel to deter theft.

        Lear's position as a market leader in seat systems is largely attributable to seating programs on new vehicle models launched in the past five years. The Company is currently working with customers in the development of a number of seat systems products to be introduced by automotive manufacturers in the next six years.

      - Floor and Acoustic Systems. Floor systems consist both of carpet and vinyl products, molded to fit precisely the front and rear passenger compartments of cars and trucks, and accessory mats. While carpet floors are used predominately in passenger cars and trucks, vinyl floors, because of their better wear and washability characteristics, are used primarily in commercial and fleet vehicles. The Company is the largest independent supplier of vinyl automotive floor systems in North America, and the only supplier of both carpet and vinyl automotive floor systems. With the Masland Acquisition, the Company acquired Maslite(TM), a recently developed material that is 40% lighter than vinyl, which has replaced vinyl accessory mats on selected applications.

        The automotive floor system is multi-purpose. Its performance is based on the correct selection of materials to achieve an attractive, quiet, comfortable and durable interior compartment. Automotive carpet requirements are more stringent than the requirements for carpet used in homes and offices. For example, automotive carpet must provide higher resistance to fading and improved resistance to wear despite being lighter in weight than carpet found in homes and offices. Masland's significant experience has enabled the Company to meet these specialized needs. Carpet floor systems generally consist of tufted carpet to which a specifically engineered thermoplastic backcoating has been added. This backcoating, when heated, enables the Company to mold the carpet to fit precisely the interior of the vehicle. Additional insulation materials are added to provide noise, vibration and harshness resistance. Floor systems are complex products which are based on sophisticated designs and use specialized design materials to achieve the desired visual, acoustic and heat management requirements in the automotive interior.

        Lear's primary acoustic product, after floor systems, is the dash insulator. The dash insulator attaches to the vehicle's sheet metal firewall, separating the passenger compartment from the engine compartment, and is the primary component for preventing engine noise and heat from entering the passenger compartment. The Company's ability to produce both the dash insulator and the floor system enables it to accelerate the design process and supply an integrated system. The Company believes that OEMs, recognizing the cost and quality advantages of producing the dash insulator and the floor system as an integrated system, will increasingly seek suppliers to coordinate the design, development and manufacture of the entire floor and acoustic system.

        In 1996, after giving pro forma effect to the Masland Acquisition, the Company held a 37% share in the estimated $1.4 billion North American floor and acoustic systems market. In addition, the Company participates in the European floor system market through its joint venture with Sommer-Allibert S.A.

      - Door Panels. Door panels consist of several component parts that are attached to a base molded substrate by various methods. Specific components include vinyl or cloth-covered appliques, armrests, radio speaker grilles, map pocket compartments and carpet and sound reducing insulation. Upon assembly, each component must fit precisely, with a minimum of misalignment or gap, and must match the color of the base substrate. In 1996, Lear introduced the One-Step(TM) door, an innovative door system concept which consolidates all of the door's internal mechanisms, including glass, window regulators and latches, providing customers with a higher quality product at a lower price. Assembly of the One-Step(TM) door involves combining an injection molded plastic door panel with all major mechanical components and an interior trim cover, into a single system which can be shipped to OEMs fully assembled, tested and ready to install. Management believes that the One-Step(TM) door, while not yet in production, offers Lear significant opportunities to capture a larger share of the estimated $8 billion modular door market.

        In 1996, among independent suppliers, the Company held a leading 14% share of the estimated $1.6 billion North American door panel market. Management believes that this leadership position has been achieved by offering OEMs the widest variety of manufacturing processes for door panel production. In Western Europe, the Company held a small position in the door panel market. These markets contain no dominant supplier and are just beginning to experience the outsourcing and consolidation trends that have characterized the seat systems market since the 1980's. With its global scope, technological expertise and established customer relationships, Lear believes that it is well-positioned to benefit from these positive industry dynamics.

      - Headliners. The Company designs and manufactures headliners which consist of the headliner substrate, covering material, visors, overhead consoles, grab handles, coat hooks, lighting, wiring and insulators. As with door panels, upon assembly, each component must fit precisely and must match the color of the base substrate. With its sophisticated design and engineering capabilities, the Company believes it is able to supply headliners with enhanced quality and lower costs than OEMs could achieve internally. The Company also believes that it is one of the most process-diverse suppliers of headliners in North America.

        In 1996, the Company developed retractable sunscreens for shielding the front windshield and a rotating entertainment center attached to a vehicles headliner that comes complete with a 5.5 inch color television and video cassette player. In 1997, Lear introduced an advanced integrated headliner which incorporates heating, venting and air conditioning ("HVA/C") ducting, an occupant position detection system, CD changer, trim inflatable tubular structure side air bags and surround sound speakers into a single integrated overhead system. The Company believes that these products, while not yet in production, provide the Company with significant opportunity for growth.

        The headliner market is highly fragmented, with no dominant independent supplier. As OEMs continue to seek ways to improve vehicle quality and simultaneously reduce costs, the Company believes that headliners will increasingly be outsourced to suppliers such as Lear, providing the Company with significant growth opportunities.

      - Instrument Panels. The instrument panel is a complex system of foil coverings, foams, plastics and metals designed to house various components and act as a safety device for the vehicle occupants. Specific components of the instrument panel include the HVA/C module, air distribution ducts, air vents, cross car structure, glove box compartment assemblies, electrical components, wiring harness, radio system, and passenger airbag units. As the primary occupant focal point of the vehicle interior, the instrument panel should be aesthetically pleasing while also acting as the structural carrier of various components.

        Safety issues surrounding air bag technologies are currently a significant focus of the instrument panel segment. Management believes that Lear continues to maintain a competitive edge in this area through its research and development efforts, resulting in breakthroughs such as the introduction of cost effective, integrated, seamless airbag covers, which increase occupant safety. Future trends in the instrument panel segment will continue to focus on safety with the introduction of low-mounted airbags as knee restraint components.

        Cost, weight and part reduction are also key elements in instrument panel development for the next generation of vehicle programs. Lear's goals are to meet future OEM requirements by increasing the integration level of instrument panel components, and incorporating additional safety features on the primary carrier. Currently, the majority of instrument panel components are assembled at the assembly plant by the OEM. By utilizing its years of JIT assembly experience of complex automotive interior systems, management believes Lear has the ability to capitalize on the OEMs trend of outsourcing of full instrument panel systems and to increase its share of the worldwide instrument panel market.

      - Component Products. In addition to the interior systems and other products described above, the Company is able to supply a variety of interior trim and other automobile components as well as blow molded plastic parts.

        Lear produces seat covers for integration into its own seat systems and for delivery to external customers. The Company's major external customers for seat covers are other independent seat systems suppliers as well as the OEMs. The Company is currently producing approximately 80% of the seat covers for Ford's North American vehicles. The expansion of the Company's seat cover business has provided the Company with better control over the costs and quality of one of the critical components of a seat system. Typically, seat covers comprise approximately 30% of the aggregate cost of a seat system.

        Lear produces steel and aluminum seat frames for passenger cars and light and medium trucks. Seat frames are primarily manufactured using precision stamped, tubular steel and aluminum components joined together by highly automated, state-of-the-art welding and assembly techniques. The manufacture of seat frames must meet strict customer and government specified safety standards. The Company's seat frames are either delivered to its own plants where they become part of a completed seat that is sold to the OEM customer, to customer-operated assembly plants or to other independent seating suppliers for use in the manufacture of assembled seating systems.

        The Company also produces a variety of interior trim products, such as pillars, cowl panels, scuff plates, trunk liners, quarter panels and spare tire covers, as well as blow molded plastic products, such as fluid reservoirs, vapor canisters and duct systems. In contrast to interior trim products, blow molded products require little assembly. However, the manufacturing process for such parts demands considerable expertise in order to consistently produce high-quality products. Blow molded parts are produced by extruding a shaped parison or tube of plastic material and then clamping a mold around the parison. High pressure air is introduced into the tube causing the hot plastic to take the shape of the surrounding mold. The part is removed from the mold after cooling and finished by trimming, drilling and other operations.

MANUFACTURING

        All of the Company's facilities use JIT manufacturing techniques. Most of the Company's seating related products and many of the Company's other interior products are delivered to the OEMs on a JIT basis. The JIT concept, first broadly utilized by Japanese automobile manufacturers, is the cornerstone of the Company's manufacturing and supply strategy. This strategy involves many of the principles of the Japanese system, but was redeveloped for compatibility with the greater volume requirements and geographic distances of the North American market. The Company first developed JIT operations in the early 1980s at its seat frame manufacturing plants in Morristown, Tennessee and Kitchener, Ontario, Canada. These plants previously operated under traditional manufacturing practices, resulting in relatively low inventory turnover rates, significant scrap and rework, a high level of indirect labor costs and long production set-up times. As a result of JIT manufacturing techniques, the Company has been able to consolidate plants, increase capacity and significantly increase inventory turnover, quality and productivity.

        The JIT principles first developed at Lear's seat frame plants were next applied to the Company's growing seat systems business and have now evolved into sequential parts delivery ("SPD") principles. The Company's seating plants are typically no more than 30 minutes or 20 miles from its customers' assembly plants and manufacture seats for delivery to the customers' facilities in as little as 90 minutes. Orders for the Company's seats are received on a weekly basis, pursuant to blanket purchase orders for annual requirements. These orders detail the customers' needs for the ensuing week. In addition, constant computer and other communication is maintained between personnel at the Company's plants and personnel at the customers' plants to keep production current with the customers' demand.

        As the Company expands its product line to include total automobile interiors, it is also expanding its JIT facility network. The Company's strategy is to leverage its JIT seat system facilities by moving the final assembly and sequencing of other interior components from its centrally located facilities to its JIT facilities.

        A description of the Company's manufacturing processes for its product segments is set forth below.

      - Seat Systems. Seat assembly techniques fall into two major categories, traditional assembly methods (in which fabric is affixed to a frame using Velcro, wire or other material) and more advanced bonding processes. The Company's principal bonding technique involves its patented SureBond(TM) and DryBond(TM) processes, techniques in which fabric is affixed to the underlying foam padding using adhesives. The SureBond(TM) and DryBond(TM) processes have several major advantages when compared to traditional methods, including design flexibility, increased quality and lower cost. The SureBond(TM) and DryBond(TM) processes, unlike alternative bonding processes, result in a more comfortable seat in which air can circulate freely. The SureBond(TM) and DryBond(TM) processes, moreover, are reversible, so that seat covers that are improperly installed can be removed and repositioned properly with minimal materials cost. In addition, the SureBond(TM) and DryBond(TM) processes are not capital intensive when compared to competing bonding technologies. Approximately one-fourth of the Company's seats are manufactured using the SureBond(TM) and DryBond(TM) processes.

        The seat assembly process begins with pulling the requisite components from inventory. Inventory at each plant is kept at a minimum, with each component's requirement monitored on a daily basis. This allows the plant to devote the maximum space to production, but also requires precise forecasts of the day's output. Seats are assembled in modules, then tested and packaged for shipment. The Company operates a specially designed trailer fleet that accommodates the off-loading of vehicle seats at the customer's assembly plant.

        The Company obtains steel, aluminum and foam chemicals used in its seat systems from several producers under various supply arrangements. These materials are readily available. Leather, fabric and certain purchased components are generally purchased from various suppliers under contractual arrangements usually lasting no longer than one year. Some of the purchased components are obtained through the Company's own customers.

      - Floor and Acoustic Systems. The Company produces carpet at its plant in Carlisle, Pennsylvania. Smaller "focused" factories are dedicated to specific groups of customers and are strategically located near their production facilities. This proximity improves responsiveness to its customers and speeds product delivery to customer assembly lines, which is done on a JIT basis. The Company's manufacturing operations are complemented by its research and development efforts, which have led to the development of a number of proprietary products, such as their EcoPlus(TM) recycling process as well as Maslite(TM), a lightweight proprietary material used in the production of accessory mats.

      - Door Panels/Headliners. The Company uses numerous molding, bonding, trimming and finishing manufacturing processes. The wide variety of manufacturing processes helps to satisfy customers' different cost and functionality specifications. The Company's ability and experience in producing interior products for such a vast array of applications enhances the Company's ability to provide total interior solutions to OEMs globally. The Company employs many of the same JIT principles used at the Company's seat facilities.

        The core technologies used in the Company's interior trim systems include injection molding, low-pressure injection molding, rotational molding and urethane foaming, compression molding of Wood-Stock(TM) (a proprietary process that combines polypropylene and wood flour), glass reinforced urethane and a proprietary headliner process. One element of Lear's strategy is to focus on more complex, value-added products such as door panels and armrests. Lear delivers these integrated systems at attractive prices to the customer because certain services such as design and engineering and sub-assembly are provided more cost efficiently by the Company. The principal purchased components for interior trim systems are polyethylene and polypropylene resins which are generally purchased under long-term agreements and are available from multiple suppliers. Lear is constantly developing recycling methods for future environmental requirements and conditions in order to maintain its competitive edge in this industry.

        The combined pressures of cost reduction and fuel economy enhancement have caused automotive manufacturers to concentrate their efforts on developing and employing lower cost, lighter materials. As a result, plastic content in cars and light trucks has grown significantly. Increasingly, automotive content requires large plastic injection molded assemblies for both the interior and exterior. Plastics are now commonly used in such nonstructural components as interior and exterior trim, door panels, instrument panels, grilles, bumpers, duct systems, taillights and fluid reservoirs. For interior trim applications, substitution of plastics for other materials is largely complete, and little growth through substitution is expected. However, further advances in injection molding technologies are improving the performance and appearance of parts molded in reinforced thermoplastics.

      - Instrument Panels. Lear's in-house process capabilities for producing instrument panels include injection molding, vacuum forming, and other various finishing methods. Lear's foil and foam capabilities, whereby molded vinyl is bonded to a plastic substrate using an expandable foam, are used throughout the world. Lear's current development concentration is an instrument panel concept for trucks processed by low pressure injection molding which management believes will be in production by the beginning of 1998. Lear is constantly developing recycling methods for future environmental requirements and conditions in order to maintain its competitive edge in this industry. The wide variety of available manufacturing processes helps Lear to continue to meet customer cost and functionality specifications.

CUSTOMERS

        Lear serves the worldwide automobile and light truck market, which produces approximately 50 million vehicles annually. The Company's OEM customers currently include Ford, General Motors, Fiat, Chrysler, Volvo, Saab, Opel, Jaguar, Volkswagen, Audi, BMW, Rover, Honda USA, Daimler- Benz, Mitsubishi, Mazda, Toyota, Subaru, Nissan, Isuzu, Peugeot, Porsche, Renault, Suzuki, Hyundai and Daewoo. During the year ended December 31, 1996, Ford and General Motors, the two largest automobile and light truck manufacturers in the world, accounted for approximately 32% and 30%, respectively, of the Company's net sales. For additional information regarding customers, foreign and domestic operations and sales, see Note 18, "Geographic Segment Data," to the consolidated financial statements of the Company included in this Report.

        In the past six years, in the course of retooling and reconfiguring plants for new models and model changeovers, certain OEMs have eliminated the production of seat systems and other interior systems and components from certain of their facilities, thereby committing themselves to purchasing these items from outside suppliers. During this period, the Company became a supplier of these products for a significant number of new models, many on a JIT basis.

        The purchase of seat systems and other interior systems and components from full-service independent suppliers like Lear has allowed the Company's customers to realize a competitive advantage as a result of (i) a reduction in labor costs since suppliers like the Company generally enjoy lower direct labor and benefit rates, (ii) the elimination of working capital and personnel costs associated with the production of interior systems by the OEM, (iii) a reduction in net overhead expenses and capital investment due to the availability of significant floor space for expansion of other OEM manufacturing operations and (iv) a reduction in transaction costs by utilizing a limited number of sophisticated system suppliers instead of numerous individual component suppliers. In addition, the Company offers improved quality and on- going cost reductions to its customers through continuous, Company-initiated design improvements. The Company believes that such cost reductions will lead OEMs to outsource an increasing portion of their automotive interior requirements in the future and provide the Company with significant growth opportunities.

        The Company's sales of value-added assemblies and component systems have increased as a result of the decision by most OEMs to reduce their internal engineering and design resources. In recent years, the Company has significantly increased its capacity to provide complete engineering and design services to support its product line. Because assembled parts such as door panels, floor and acoustic systems, armrests and consoles need to be designed at an early stage in the development of new automobiles or model revisions, the Company is increasingly given the opportunity to participate earlier in the product planning process. This has resulted in opportunities to add value by furnishing engineering and design services and managing the sub-assembly process for the manufacturer, as well as providing the broader range of parts that are required for the assembly.

        Lear maintains "Customer Focused Divisions" for each of the Company's major customers. This organizational structure consists of several dedicated groups, each of which is focused on serving the needs of a single customer and supporting that customer's programs and product development. Each division is capable of providing whatever interior component the customer needs, providing that customer's purchasing agents, engineers and designers with a single point of contact for their total automotive interior needs.

        The Company receives blanket purchase orders from its customers that normally cover annual requirements for products to be supplied for a particular vehicle model. Such supply relationships typically extend over the life of the model, which is generally four to seven years, and do not require the purchase by the customer of any minimum number of products. Although such purchase orders may be terminated at any time, the Company does not believe that any of its customers have terminated a material purchase order prior to the end of the life of a model. The primary risk to the Company is that an OEM will produce fewer units of a model than anticipated. In order to reduce its reliance on any one model, the Company produces interior systems and components for a broad cross-section of both new and more established models.

        The Company's sales for the year ended December 31, 1996 were comprised of the following vehicle categories: 42% light truck; 23% mid-size; 17% compact and other; 10% luxury/sport; and 8% full-size. The following table presents an overview of the major vehicle models for which the Company, or its affiliates, produce seat systems, interior trim products or other components by geographic region:


                                                                   NORTH AMERICA
                                                                   -------------
           BMW:                           FORD (CONT):                 GENERAL MOTORS (CONT):             HONDA:
           Z3                             Ford Explorer                Chevrolet Lumina                   Accord
           Z3 Coupe                       Ford F-Series                Chevrolet Malibu                   Acura CL
                                          Ford Ghia                    Chevrolet Monte Carlo              Civic
           CHRYSLER:                      Ford Mustang                 Chevrolet S 10                     Passport
           Chrysler Cirrus                Ford Probe                   Chevrolet Suburban
           Chrysler Concorde              Ford Ranger                  Chevrolet Swing                    MAZDA:
           Chrysler LHS                   Ford Taurus                  Chevrolet Tahoe                    MX-6
           Chrysler Sebring               Ford Thunderbird             Chevrolet Venture                  Pickup
           Chrysler Sebring               Ford Windstar                Geo Prizm                          626
           Convertible                    Lincoln Continental          GMC Jimmy
           Chrysler Town & Country        Lincoln Mark VIII            GMC Safari
           Dodge Avenger                  Lincoln Town Car             GMC Savana                         MITSUBISHI:
           Dodge Caravan                  Mercury Cougar               GMC Sierra                         Eclipse
           Dodge Dakota                   Mercury Grand Marquis        GMC Sonoma                         Galant
           Dodge Intrepid                 Mercury Mountaineer          GMC Suburban
           Dodge Neon                     Mercury Mystique             GMC Top-Kick                       NISSAN:
           Dodge Ram                      Mercury Sable                GMC Yukon                          Altima
           Dodge Ram Van                  Mercury Tracer               Oldsmobile Achieva                 Pick-up
           Dodge Ram Wagon                Mercury Villager             Oldsmobile Aurora                  Quest
           Dodge Ramcharger                                                                               Sentra
           Dodge Stratus                                               Oldsmobile Bravada
           Dodge Viper                    GENERAL MOTORS:              Oldsmobile Cutlass                 SUBARU/ISUZU:
           Eagle Talon                    Buick Century                Oldsmobile Cutlass Supreme         Isuzu Rodeo
           Eagle Vision                   Buick LeSabre                Oldsmobile Silhouette              Subaru Legacy
           Jeep Cherokee                  Buick Park Avenue            Oldsmobile 88
           Jeep Grand Cherokee            Buick Regal                  Pontiac Bonneville                 TOYOTA:
           Jeep Wrangler                  Buick Riviera                Pontiac Firebird                   Avalon
           Plymouth Breeze                Buick Skylark                Pontiac Grand Am                   Camry
           Plymouth Neon                  Cadillac Catera              Pontiac Grand Prix                 Corolla
           Plymouth Voyager               Cadillac DeVille/Concours    Pontiac Sunfire                    Tacoma
                                          Cadillac Eldorado/Seville    Pontiac Transport
           FORD:                          Chevrolet Astro              Saturn                             VOLKSWAGEN:
           Ford Aerostar                  Chevrolet Blazer             Saturn EV1                         Cabrio
           Ford Contour                   Chevrolet C/K                                                   Golf
           Ford Crown Victoria            Chevrolet Camaro             GENERAL MOTORS/SUZUKI:             GPA Minivan
           Ford Econoline                 Chevrolet Cavalier           Geo Metro                          Jetta
           Ford Escort                    Chevrolet Corvette           Geo Tracker
           Ford Expedition                Chevrolet Express            Suzuki Sidekick
                                          Chevrolet Kodiak             Suzuki Swift

                                WESTERN EUROPE
                                --------------

        ALFA ROMEO:       FIAT (CONT):          MERCEDES:       ROVER (CONT):
        Coupe             Ducato                C Class         100
        Spider            Marea                 E Class         200
        145               Panda                 S Class         400
        146               Punto                                 600
        155                                     OPEL:           800
        164               FORD:                 Astra
                          Escort                Corsa           SAAB:
        AUDI:             Fiesta                Omega           900
        A3                Mondeo                Sintra          9000
        A4                Scorpio               Vectra
        A6                                                      TOYOTA:
        A8                HONDA:                PORSCHE:        Carina
                          Honda Accord          Boxster         Corolla
        BMW:              Honda Civic           911
        3 Series                                                VOLKSWAGEN:
        5 Series          JAGUAR:               RENAULT:        Golf
                          XJ Series             Cabrio          Passat
        CHRYSLER:         XK8                                   Transit
        Eurostar                                ROVER:          T4-Multivan
                          LANCIA:               Defender        Viento
        FIAT:             Dedra                 Discovery
        Barchetta         Delta                 MGF             VOLVO:
        Bravo/Brava       Kappa                 Mini            Series 800
        Coupe             Y                     Range Rover     Series 900
        Croma

                                OTHER REGIONS
                                -------------


BMW (SOUTH AFRICA):     FIAT (SOUTH AMERICA-CONT):    GENERAL MOTORS (S. AMERICA):  SEAT (SOUTH AMERICA):
3 Series                Tempra                        Chevrolet C/K                 Cordoba
                        Tipo
DAEWOO (POLAND):        Uno                           HYUNDAI (KOREA):
Tico                                                  Grandeur                      VOLVO (THAILAND):
                        FORD (SOUTH AMERICA):                                       800 Series
FIAT (POLAND):          Ford Ranger                   OPEL (INDIA):                 900 Series
500                                                   Astra
Uno                     GENERAL MOTORS (AUSTRALIA):                                 VOLKSWAGEN (S. AMERICA):
                        Berlina                       PUEGEOT (SOUTH AMERICA):      Combi
FIAT (SOUTH AMERICA):   Calais                        306                           Gol
Bravo/Brava             Caprice                       405                           Saveiro
Duna                    Executive                     504
Fiorino                 Statesman
Palio
Spazio                  GENERAL MOTORS (INDONESIA):
                        S-10 Blazer

        Because of the economic benefits inherent in outsourcing to suppliers such as Lear and the costs associated with reversing a decision to purchase seat systems and other interior systems and components from an outside supplier, the Company believes that automotive manufacturers' level of commitment to purchasing seating and other interior systems and components from outside suppliers, particularly on a JIT basis, will increase. However, under the contracts currently in effect in the United States and Canada between each of General Motors, Ford and Chrysler with the United Auto Workers ("UAW") and the Canadian Auto Workers ("CAW"), in order for any of such manufacturers to obtain components from external sources that it currently produces itself, it must first notify the UAW or the CAW of such intention. If the UAW or the CAW objects to the proposed outsourcing, some agreement will have to be reached between the UAW or the CAW and the OEM. Factors that will normally be taken into account by the UAW, the CAW and the OEM include whether the proposed new supplier is technologically more advanced than the OEM, whether the new supplier is unionized, whether cost benefits exist and whether the OEM will be able to reassign union members whose jobs are being displaced to other jobs within the same factories. As part of its long-term agreement with General Motors, the Company operates its Rochester Hills, Michigan, Wentzville, Missouri and Lordstown, Ohio facilities with General Motors employees and reimburses General Motors for the wages of such employees on the basis of the Company's employee wage structure. The Company enters into these arrangements to enhance its relationship with its customers.

        General Motors experienced work stoppages during 1996, primarily relating to the outsourcing of automotive components. These work stoppages halted the production of certain vehicle models and adversely affected the Company's operations.

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

MARKETING AND SALES

        Lear markets its products by maintaining strong relationships with its customers fostered during its 80-year history through extensive technical and product development capabilities, reliable delivery of high quality products, strong customer service, innovative new products and a competitive cost structure. Close personal communications with automobile manufacturers are an integral part of the Company's marketing strategy. Recognizing this, the Company is organized into seven independent divisions, each with the ability to focus on its customers and programs and each having complete responsibility for the product, from design to installation. By moving the decision-making process closer to the customer, and instilling a philosophy of "cooperative autonomy," the Company is more responsive to, and has strengthened its relationships with, its customers. Automotive manufacturers have increasingly reduced the number of their suppliers as part of a strategy of purchasing systems rather than individual components. This process favors suppliers like Lear with established ties to OEMs and the demonstrated ability to adapt to the new competitive environment in the automotive industry.

        The Company's sales are originated almost entirely by its sales staff. This marketing effort is augmented by design and manufacturing engineers who work closely with automotive manufacturers from the preliminary design to the manufacture and supply of interior systems or components. Manufacturers have increasingly looked to suppliers like the Company to assume responsibility for introducing product innovation, shortening the development cycle of new models, decreasing tooling investment and labor costs, reducing the number of costly design changes in the early phases of production and improving interior comfort and functionality. Once the Company is engaged to develop the design for the interior system or component of a specific vehicle model, it is also generally engaged to supply these items when the vehicle goes into production. The Company has devoted substantial resources toward improving its engineering and technical capabilities and developing technology centers in the United States and in Europe. The Company has also developed full-scope engineering capabilities, including all aspects of safety and functional testing, acoustics testing and comfort assessment. In addition, the Company has established numerous engineering sites in close proximity to its OEM customers to enhance customer relationships and design activity. Finally, the Company has implemented a program of dedicated teams consisting of interior trim and seat system personnel who are able to meet all of a customer's interior needs. These teams provide a single interface for Lear's customers and avoid duplication of sales and engineering efforts.

TECHNOLOGY

        The Company conducts advanced product design development at its technology centers in Southfield, Michigan, Plymouth, Michigan, Ebersberg, Germany, Middlemarch, England and Turin, Italy and at 20 worldwide product engineering centers. At these centers, the Company tests its products to determine compliance with applicable safety standards, the products' quality and durability, response to environmental conditions and user wear and tear. The Company also has state-of-the-art acoustics testing, instrumentation and data analysis capabilities.

        The Company has and will continue to dedicate resources to research and development to maintain its position as a leading developer of technology in the automotive interior industry. Research and development costs incurred in connection with the development of new products and manufacturing methods, to the extent not recoverable from the customer, are charged to selling, general and administrative expenses as incurred. Such costs amounted to approximately $70.0 million, $53.3 million and $21.9 million for the years ended December 31, 1996, 1995 and 1994, respectively. Engineering expenses related to current production are charged to cost of sales as incurred and amounted to $21.4 million, $14.1 million, and $8.9 million for the years ended December 31, 1996, 1995 and 1994, respectively.

        In the past, the Company has developed a number of designs for innovative seat features which it has patented, including ergonomic features such as adjustable lumbar supports and bolster systems and adjustable thigh supports. In addition, the Company incorporates many convenience, comfort and safety features into its seat designs, including storage armrests, rear seat fold down panels, integrated restraint systems (belt systems integrated into seats), side impact air bags and child restraint seats. The Company has recently invested to further upgrade its CAE and CAD/CAM systems, including three-dimensional color graphics, customer telecommunications and direct interface with customer CAD systems.

        Lear uses its patented SureBond(TM) process (the patent for which has approximately 7 years remaining) in bonding seat cover materials to the foam pads used in certain of its seats. The SureBond(TM) process is used to bond a pre-shaped cover to the underlying foam to minimize the need for sewing and achieve new seating shapes, such as concave shapes, which were previously difficult to manufacture. The Company has recently improved this process through the development of its patented DryBond(TM) process which allows for the bonding of vinyl and leather to seat cushions and seat backs.

        The Company has virtually all technologies and manufacturing processes available for interior trim applications. The manufacturing processes include, among other things, high and low pressure injection molding, vacuum forming, blow molding, soft foam molding, heat staking, water jet cutting, vibration welding, ultrasonic welding, and robotic painting. This wide range of capabilities allows the Company to assist its customers in selecting the technologies that are the most cost effective for each application. Combined with its design and engineering capabilities and its state-of-the-art technical centers, the Company provides comprehensive support to its OEM customers from product development to production.

        The Company owns one of the few proprietary-design dynamometers capable of precision acoustics testing of front, rear and four-wheel drive vehicles. Together with its custom-designed reverberation room, computer-controlled data acquisition and analysis capabilities provide precisely controlled laboratory testing conditions for sophisticated interior and exterior noise, vibration and harshness (NVH) testing of parts, materials and systems, including powertrain, exhaust and suspension components. Through its Interior Trim Division, the Company also owns a 29% interest in Precision Fabrics Group, Inc., ("PFG"), which has patented a process to sew and fold an ultralight fabric into airbags which are 60% lighter than the current airbags used in the automotive industry. As this new airbag fits into a shirt pocket when folded, it is adaptable to side restraint systems (door panels and seats) as well as headliners.

        The Company holds a number of mechanical and design patents covering its products and has numerous applications for patents currently pending. In addition, the Company holds several trademarks relating to various manufacturing processes. The Company also licenses its technology to a number of seating manufacturers.

JOINT VENTURES AND MINORITY INTERESTS

        The Company currently has 15 joint ventures and minority-owned affiliates located in 10 countries. The Company pursues attractive joint ventures in order to facilitate the exchange of technical information, expand its product offerings, and broaden its customer base. In 1996, the Company expanded its presence in the Asia/Pacific Rim region with a joint venture with NHK Spring Co., Ltd. to supply seat systems in Thailand to a joint venture between Ford and Mazda. In addition, Lear entered a joint venture with Jiangling Motors Co., Ltd. to supply seat systems and interior trim components in China for Isuzu trucks and Ford transit vans. In addition, several of the Company's recent acquisitions, including Masland and AI, have provided the Company with strategic joint ventures. With the Masland Acquisition, Lear acquired an interest in PFG, and Sommer Masland (U.K.) Ltd. Sommer Masland helped to expand Masland's geographical presence in Europe and strengthened its relationship with several existing customers, including Nissan, Peugeot and Saab. The AI Acquisition included a 40% interest in Industrias Automotrices Summa, S.A. de C.V.(Mexico), as well as a 33% interest in Guildford Kast Plastifol Ltd.(U.K.), both of which produce interior trim parts for automobiles.

COMPETITION

        The Company is one of the leading independent suppliers with manufacturing capabilities in all five principal automotive interior segments: seat systems; floor and acoustic systems; door panels; headliners; and instrument panels. Within each segment, the Company competes with a variety of independent suppliers and OEM in-house operations. Set forth below is a summary of the Company's primary independent competitors.

      - Seat Systems. Lear is one of the two primary suppliers in the outsourced North American seat systems market. The Company's main independent competitor is Johnson Controls, Inc. It also competes, to a lesser extent, with Magna International, Inc. The Company's major independent competitors in Western Europe, besides Johnson Controls, Inc., are Bertrand Faure (headquartered in France) and Keiper Recaro (headquartered in Germany).

      - Floor and Acoustic Systems. Lear is the one of the three largest independent suppliers in the outsourced North American floor and acoustic systems market. The Company's primary competitors are Collins & Aikman Corp., through its Automotive Division and JPS Automotive Products Subsidiary, and the Magee Carpet Company. The Company's major competitors in Western Europe include

H.P. Chemie Pelzer, GmbH, Rieter Automotive, BTR Fatati, Ltd., a division of Collins & Aikman Corp. and Johann Borgers GmbH and Co.

      - Other Interior Systems and Components. The market for outsourced headliners, door panels and instrument panels is highly fragmented, with no one dominant supplier in the North American market. The Company's major independent competitors in these segments in North America include Johnson Controls, Inc., Davidson Interior Trim, a division of Textron, Inc., UT Automotive, a subsidiary of United Technologies, Inc., The Becker Group and a large number of smaller operations. The Western Europe market for door panels and instrument panels is similarly fragmented with no dominant supplier. In the Western Europe market for outsourced headliners there are four primary competitors including Lear. The principal competitors in the Western Europe market for door panels, instrument panels and headliners include Sommer Allibert, The Becker Group, Plastic Omnium, Eurotec Systemteile a subsidiary of Kloeckner Werke, Johnson Controls, Inc., and Magna International, Inc.

SEASONALITY

        Lear's principal operations are directly related to the automotive industry. Consequently, the Company may experience seasonal fluctuation to the extent automotive vehicle production slows, such as in the summer months when plants close for model year changeovers and vacation. Historically, the Company's sales and operating profit have been the strongest in the second and fourth calendar quarters. Net sales for the year ended December 31, 1996 by calendar quarter broke down as follows: first quarter, 22%; second quarter, 26%; third quarter, 24%; and fourth quarter, 28%. See Note 19, "Quarterly Financial Data," of the notes to the Company's consolidated financial statements included elsewhere in this Report.

EMPLOYEES

        As of December 31, 1996, the Company employed approximately 19,100 persons in the United States and Canada, 15,200 in Mexico and other world regions and 9,600 in Europe. Of these, about 7,200 were salaried employees and the balance were paid on an hourly basis. Approximately 30,000 of the Company's employees are members of unions. The Company has collective bargaining agreements with several unions including: the UAW; the CAW; the Textile Workers of Canada; the International Brotherhood of Teamsters, Chauffeurs, Warehousemen, and Helpers of America; the International Association of Machinists and Aerospace Workers; and the AFL-CIO. Each of the Company's unionized facilities in the United States and Canada has a separate contract with the union which represents the workers employed there, with each such contract having an expiration date independent of the Company's other labor contracts. The majority of the Company's European and Mexican employees are members of industrial trade union organizations and confederations within their respective countries. The majority of these organizations and confederations operate under national contracts which are not specific to any one employer. The Company has experienced some labor disputes at its plants, none of which has significantly disrupted production or had a materially adverse effect on its operations. The Company has been able to resolve all such labor disputes and believes its relations with its employees are generally good.

ENVIRONMENTAL

        The Company is subject to various laws, regulations and ordinances which govern activities such as discharges to the air and water, as well as handling and disposal practices for solid and hazardous wastes, and which impose costs and damages associated with spills, disposal or other releases of hazardous substances. The Company believes that it is in substantial compliance with such requirements. Management does not believe that it will incur compliance costs pursuant to such requirements that would have a material adverse effect on the Company's consolidated financial position or future results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Environmental Matters."

                              ITEM 2 - PROPERTIES

        The Company's operations are conducted through 148 facilities, some of which are used for multiple purposes, including 129 manufacturing facilities, 20 product engineering centers and 5 technology centers, in 21 countries employing over 43,000 people worldwide. The Company's world headquarters are located in Southfield, Michigan. The facilities range in size from 5,000 square feet to 1,000,000 square feet.

        Management believes substantially all of the Company's property and equipment is in good condition and that it has sufficient capacity to meet its current and expected manufacturing needs. The Company has designed many of its facilities to provide for efficient JIT manufacturing of its products. No facility is materially underutilized. Of the 148 facilities, 76 are owned and 72 are leased with expiration dates ranging from 1997 through 2005. See "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Capital Expenditures."

        The following table summarizes the locations of the Company's facilities:

            ARGENTINA                     GERMANY                        SOUTH AFRICA                   UNITED STATES (CONTINUED)
            Buenos Aires                  Ebersberg                      Brits                          Fremont, OH
            Cordoba                       Eisenach                                                      Greencastle, IN
                                          Gustavsburg                    SPAIN                          Hammond, IN
            AUSTRALIA                     Munich                         Pamplona                       Huron, OH
            Adelaide                      Plattling                                                     Janesville, WI
            Brooklyn                      Quakenbruck                    SWEDEN                         Kansas City, MO
                                          Rietberg                       Arendal                        Lebanon, VA
            AUSTRIA                       Wackersdorf                    Bengtsfors                     Lebanon, OH
            Koflach                                                      Fargelanda                     Lewistown, PA
                                          INDIA                          Gnosjo                         Lorain, OH
            BRAZIL                        Gujarat                        Goteborg                       Lordstown, OH
            Belo Horizonte                                               Ljungby                        Louisville, KY
            Sao Paolo                     INDONESIA                      Tanumshede                     Luray, VA
                                          Jakarta                        Tidaholm                       Madisonville, KY
            CANADA                                                       Trollhattan                    Manteca, CA
            Ajax                          ITALY                                                         Marlette, MI
            Kitchener                     Bruino                         THAILAND                       Marshall, MI
            Maple                         Caivano                        Bangkok                        Melvindale, MI
            Mississauga                   Cassino                        Khorat                         Mendon, MI
            Oakville                      Grugliasco                                                    Mequon, WI
            St. Thomas                    Melfi                          TURKEY                         Midland, TX
            Whitby                        Orbassano                      Bursa                          Morristown, TN
            Woodstock                     Pozzilli                                                      Newark, DE
                                          Termini Imerese                UNITED STATES                  Novi, MI
            CHINA                                                        Allen Park, MI                 Pontiac, MI
            Wanchai                       MEXICO                         Arlington, TX                  Plymouth, MI
                                          Cuautitlan                     Atlanta, GA                    Rochester Hills, MI
            ENGLAND                       Hermosillo                     Auburn Hills, MI               Romulus, MI
            Colne                         Juarez                         Bowling Green, OH              Sheboygan, WI
            Coventry                      Naucalpan                      Bridgeton, MO                  Southfield, MI
            Dunton                        Puebla                         Carlisle, PA                   Strasburg, VA
            Middlemarch                   Ramos Arizpe                   Clawson, MI                    Sidney, OH
            Nottingham                    Saltillo                       Covington, VA                  Troy, MI
            Tipton                        Silao                          Dearborn, MI                   Warren, MI
            Washington                    Tlahuac                        Detroit, MI                    Wentzville, MO
                                          Toluca                         Duncan, SC                     West Chicago, IL
            FRANCE                                                       El Paso, TX                    Winchester, VA
            Meaux                         POLAND                         Fair Haven, MI
            Paris                         Myslowice                      Fenton, MI                     VENEZUELA
                                          Tychy                          Frankfort, IN                  Valencia

                           ITEM 3 - LEGAL PROCEEDINGS

        The Company is involved in certain legal actions and claims arising in the ordinary course of business. Management of the Company does not believe that any of the litigation in which the Company is currently engaged, either individually or in the aggregate, will have a material effect on the Company's consolidated financial position or future results of operations.

        The Company has been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), for the cleanup of contamination from hazardous substances at two Superfund sites where liability has not been determined. The Company has also been identified as a PRP at three additional sites. Management believes that the Company is, or may be, responsible for less than one percent, if any, of total costs at the two Superfund sites. Expected liability, if any, at the three additional sites is not material. The Company has set aside reserves which management believes are adequate to cover any such liabilities. Management believes that such matters will not result in liabilities that will have a material adverse effect on the Company's consolidated financial position or future results of operations.

          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

           ITEM 5 - MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
                              STOCKHOLDER MATTERS


        The Company's Common Stock is listed on the New York Stock Exchange under the symbol "LEA." The Transfer Agent and Registrar for the Company's Common Stock is The Bank of New York, located in New York, New York. On March 3, 1997, there were 284 holders of record of the Company's Common Stock.

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

        The following table sets forth the high and low sales prices per share of Common Stock, as reported by the New York Stock Exchange, for the periods indicated:

                                                 Price Range of
           Year Ended December 31, 1996:          Common Stock
           -----------------------------          ------------
                                               High          Low
                                               ----          ---
           1st Quarter                          34           25 1/4
           2nd Quarter                          39 1/4       27 1/2
           3rd Quarter                          39 7/8       29 7/8
           4th Quarter                          38 7/8       31 3/4

                                                Price Range of
           Year Ended December 31, 1995          Common Stock
           ----------------------------          ------------
                                               High          Low
           1st Quarter                         20 7/8        16 5/8
           2nd Quarter                         24 1/4        17 7/8
           3rd Quarter                         31 1/8        23
           4th Quarter                         32 1/2        26 1/4

                        ITEM 6 - SELECTED FINANCIAL DATA

        The following income statement and balance sheet data were derived from the consolidated financial statements of the Company. The consolidated financial statements of the Company for the years ended December 31, 1996, 1995, 1994 and 1993, and for the years ended June 30, 1993 and 1992 have been audited by Arthur Andersen LLP. In February 1994, the Company changed its fiscal year end from June 30 to December 31 effective December 31, 1993. The selected financial data below should be read in conjunction with the consolidated financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company" included in this Report.

                                                 YEAR          YEAR           YEAR          YEAR         YEAR          YEAR
                                                 ENDED         ENDED          ENDED         ENDED        ENDED         ENDED
                                                 DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  DECEMBER 31, JUNE 30,      JUNE 30,
                                                 1996          1995           1994          1993         1993          1992
                                                ------------- -------------  ------------  ------------ --------      --------
                                                                              (DOLLARS IN MILLIONS (1))

OPERATING DATA:
               Net sales                        $   6,249.1   $   4,714.4    $   3,147.5   $   1,950.3  $   1,756.5   $   1,422.7
               Gross profit                           619.7         403.1          263.6         170.2        152.5         115.6
               Selling, general and
                 administrative expenses              210.3         139.0           82.6          62.7         61.9          50.1
               Incentive stock and other
                 compensation expense (2)              --            --             --            18.0         --            --
               Amortization                            33.6          19.3           11.4           9.9          9.5           8.7
                                                -----------   -----------    -----------   -----------  -----------   -----------
               Operating income                       375.8         244.8          169.6          79.6         81.1          56.8
               Interest expense, net                  102.8          75.5           46.7          45.6         47.8          55.2
               Other expense, net (3)                  19.6          12.0            8.1           9.2          5.4           5.8
                                                -----------   -----------    -----------   -----------  -----------   -----------
               Income (loss) before income taxes
                 and extraordinary items              253.4         157.3          114.8          24.8         27.9          (4.2)
               Income taxes                           101.5          63.1           55.0          26.9         17.8          12.9
                                                -----------   -----------    -----------    ----------   ----------   -----------
               Income (loss) before
                 extraordinary items                  151.9          94.2           59.8          (2.1)        10.1         (17.1)
               Extraordinary items (4)               --               2.6          --             11.7       --               5.1
                                                -----------   -----------     ----------    ----------   ----------   -----------
               Net income (loss)                $     151.9   $      91.6     $     59.8    $    (13.8)  $     10.1   $     (22.2)
                                                ===========   ===========     ==========    ==========   ==========   ===========
               Income (loss) per share before
                 extraordinary items            $      2.38   $      1.79    $      1.26   $      (.06) $       .25   $      (.62)
               Net income (loss) per share      $      2.38   $      1.74    $      1.26   $      (.39) $       .25   $      (.80)
               Weighted average shares           63,765,610    52,642,672     47,560,436    35,500,014   40,049,064    27,768,312
                 outstanding (5)

           BALANCE SHEET DATA:
               Current assets                   $   1,347.4   $   1,207.2    $     818.3   $     433.6  $     325.2   $     282.9
               Total assets                         3,816.8       3,061.3        1,715.1       1,114.3        820.2         799.9
               Current liabilities                  1,499.3       1,276.0          981.2         505.8        375.0         344.2
               Long-term debt                       1,054.8       1,038.0          418.7         498.3        321.1         348.3
               Common stock subject to limited
                 redemption rights, net                --            --             --            12.4          3.9           3.5
               Stockholders' equity                 1,018.7         580.0          213.6          43.2         75.1          49.4

           OTHER DATA:
               EBITDA (6)                       $     518.1   $     336.8    $     225.7   $     122.2  $     121.8   $      91.8
               Capital expenditures             $     153.8   $     110.7    $     103.1   $      45.9  $      31.6   $      27.9
               Number of facilities (7)                 148           107             79            61           48            45
               North American content per
                 vehicle (8)                    $       292   $       227    $       169           112  $        98   $        94
               North American vehicle production
                 (9)                                   15.0          14.9           15.2          13.7         13.6          12.2
               Western Europe content per
                 vehicle (10)                   $       109   $        92    $        44            34  $        26   $        19
               Western Europe vehicle production
                 (11)                                  14.4          13.9           13.2          11.7         12.9          14.1

---------------
(1) Except per share data, weighted average shares outstanding, number of facilities, North American content per vehicle, North American vehicle production, Western Europe content per vehicle and Western Europe vehicle production.
(2) Includes a one-time charge of $18.0 million, of which $14.5 million is non-cash, for the year ended December 31, 1993 for incentive stock and other compensation expense.
(3) Consists of foreign currency exchange gain or loss, minority interests in consolidated subsidiaries, equity in net income of affiliates, state and local taxes and other expense.
(4)       The extraordinary items resulted from the prepayment of debt.
(5) Weighted average shares outstanding is calculated on a fully-diluted basis.
(6) "EBITDA" is operating income plus depreciation and amortization. EBITDA does not represent and should not be considered as an alternative to net income or cash flows from operations as determined by generally accepted accounting principles.
(7) Includes facilities operated by the Company's less than majority-owned affiliates and facilities under construction.
(8) "North American content per vehicle" is the Company's net sales in North America divided by total North American vehicle production.
(9) "North American vehicle production" includes car and light truck production in the United States, Canada and Mexico estimated from industry sources.
(10) "Western Europe content per vehicle" is the Company's net sales in Western Europe divided by total Western Europe vehicle production.
(11) "Western Europe vehicle production" includes car and light truck production in Austria, Belgium, France, Germany, Italy, Netherlands, Portugal, Spain, Sweden, and the United Kingdom estimated from industry sources.

MANAGEMENT'S DISCUSSION AND ANALYSIS
Of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
Lear's sales have grown rapidly, both internally and through acquisitions, from approximately $3.1 billion in the year ended December 31, 1994, to approximately $6.2 billion in the year ended December 31, 1996. Net Income over the same period increased from $59.8 million to $151.9 million. The Company's principal operations are directly affected by worldwide automotive vehicle production. Automotive production can be affected by factors such as the country's general economy, labor relation issues, regulatory requirements, trade agreements, and other factors. Labor relation issues at one of the Company's major customers had a negative impact on the results of operations of the Company for the year ended December 31, 1996.

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995.
Net sales of $6,249.1 million in the year ended December 31, 1996 represented the fifteenth consecutive year of record sales and exceeded sales of $4,714.4 million in the year ended December 31, 1995 by $1,534.7 million, or 32.6%. Net sales in 1996, as compared to the prior year, benefited from the full year contribution of the acquisition of Automotive Industries Holding, Inc. ("AI") and the acquisition of Masland Corporation ("Masland") in August 1995 and June 1996, respectively, which collectively accounted for $836.3 million of the increase. Further contributing to the overall increase in sales was new business introduced globally within the past year and incremental volume and content on mature programs.

Gross profit (net sales less cost of sales) and gross margin (gross profit as a percentage of net sales) improved to $619.7 million and 9.9% in 1996 as compared to $403.1 million and 8.6% in 1995. Gross profit in 1996 reflects the contribution of the AI and Masland acquisitions coupled with the benefits derived from increased revenues from new and ongoing programs. Also contributing to the increase in gross profit was a decrease in start-up expenses from $32.1 million in 1995 to $18.0 million in 1996. Partially offsetting the increase in gross profit was the cumulative impact of the General Motors work stoppages in the first and fourth quarters of 1996 and downtime associated with a Chrysler model changeover.

Selling, general and administrative expenses, including research and development, as a percentage of net sales increased to 3.4% in the year ended December 31, 1996 as compared to 2.9% a year earlier. In comparison to the prior year, the increase in actual expenditures in 1996 was due to the inclusion of Masland and AI operating expenses as well as increased research and development and administrative support expenses associated with the expansion of domestic and international business.

Operating income and operating margin (operating income as a percentage of net sales) were $375.8 million and 6.0% in the year ended December 31, 1996 as compared to $244.8 million and 5.2% in the previous year. For 1996, operating income benefited from the incremental operating income generated from acquisitions along with increased revenue from domestic and foreign automotive manufacturers on new and mature programs. Partially offsetting the increase in operating income were design, development and administrative expenses at North American and European Technical Centers, Chrysler's downtime for model changeover and the adverse impact of the General Motors work stoppages. Non-cash depreciation and amortization charges were $142.3 million and $92.0 million for the years ended December 31, 1996 and 1995, respectively.

For the year ended December 31, 1996, interest expense increased by $27.3 million to $102.8 million as compared to the corresponding period in the prior year. The increase in interest expense was largely the result of interest incurred on additional debt utilized to finance the Masland and AI acquisitions.

Other expenses for the current year, which include state and local taxes, foreign exchange, minority interests in consolidated subsidiaries, equity in net income of affiliates and other non-operating expenses, increased to $19.6 million in 1996 as compared to $12.0 million in 1995 as the effect of higher sales volumes on state and local taxes and the provision for minority interests from the Company's joint ventures more than offset favorable foreign exchange related to the Company's North American and European operations.

Net income in 1996 was $151.9 million, or $2.38 per share, as compared to $91.6 million, or $1.74 per share in 1995. The increase in net income was due to the Masland acquisition, a full year of activity from the August 1995 AI acquisition, new business awarded, cost reduction programs and increased production levels on existing programs. The provision for income taxes in the current year was $101.5 million, or an effective tax rate of 40.1%, as compared to $63.1 million and 40.1% in the previous year. Net income in 1995 reflects an extraordinary loss of $2.6 million related to the early retirement of debt. Earnings per share increased in 1996 by 36.8% despite an increase in the weighted average number of shares outstanding of approximately 11.1 million shares.

The following chart shows net sales and operating income of the Company by principal geographic area:

GEOGRAPHIC OPERATING RESULTS (in millions)


                                       DEC. 31,  Dec. 31,  Dec.31,
             Year ended                  1996      1995      1994
             ------------------------------------------------------
             NET SALES:
             United States and Canada  $4,058.0  $3,108.0  $2,378.7
             Europe                     1,621.8   1,325.4     572.5
             Mexico and other             569.3     281.0     196.3
             ------------------------------------------------------
             Net Sales                 $6,249.1  $4,714.4  $3,147.5
             ======================================================
             OPERATING INCOME:
             United States and Canada  $  302.6  $  204.8  $  155.6
             Europe                        49.2      26.5       4.4
             Mexico and other              24.0      13.5       9.6
             ------------------------------------------------------
             Operating Income          $  375.8  $  244.8  $  169.6
             ======================================================


UNITED STATES AND CANADIAN OPERATIONS
Net sales in the United States and Canada were $4,058.0 million and $3,108.0 million in the years ended December 31, 1996 and 1995, respectively. Sales in 1996 benefited from the contribution of $708.4 million in incremental sales from the AI and Masland acquisitions, new passenger car and truck programs introduced within the past twelve months and modest vehicle production increases by domestic automotive manufacturers on carryover programs. Partially offsetting the increase in sales was the impact of the General Motors work stoppages and downtime associated with a Chrysler model changeover.

Operating income and operating margin were $302.6 million and 7.5% in 1996 as compared to $204.8 million and 6.6% in 1995. The increase in operating income was largely the result of the benefits derived from the acquisitions of AI and Masland as well as the overall growth in domestic vehicle sales, including production of new business programs. Partially offsetting the increase in operating income were reduced utilization at General Motors and Chrysler facilities and higher engineering and administrative expenses necessary to support established and new business opportunities.

EUROPEAN OPERATIONS
Net sales in Europe increased by 22.4% to $1,621.8 million in the year ended December 31, 1996 as compared to $1,325.4 million in the year ended December 31, 1995. Sales in 1996 benefited from increased market demand on existing passenger car and light truck programs in Italy, Germany and Austria and the full year contribution of the AI acquisition.

Operating income and operating margin were $49.2 million and 3.0% in 1996 as compared to $26.5 million and 2.0% in 1995. Operating income in 1996 benefited from incremental volume on carryover seat and seat component programs, the contribution of the AI acquisition and improved operating performance at certain of the Company's facilities in England and Germany.

MEXICO AND OTHER OPERATIONS
Net sales of $569.3 million in 1996 in the Company's remaining geographic regions, consisting of Mexico, South America, Asia/ Pacific Rim and South Africa increased by $288.3 million as compared to $281.0 million in the comparable period in 1995. Sales in the year ended December 31, 1996 benefited from new business operations in South America, Asia/ Pacific Rim, and South Africa which accounted for $214.7 million of the increase, higher production build schedules for General Motors and Chrysler programs in Mexico and sales of $22.3 million from a Masland operation in Mexico.

Operating income and operating margin were $24.0 million and 4.2% in 1996 as compared to $13.5 million and 4.8% in 1995. Operating income in 1996 increased primarily due to the benefits derived from the growth in sales activity, including the production of new business operations and the acquisition of Masland. Partially offsetting the increase in operating income were facility and preproduction costs for recently opened facilities in Argentina, India and Venezuela.

YEAR ENDED DECEMBER 31, 1995 COMPARED WITH YEAR ENDED DECEMBER 31, 1994.
Net sales of $4,714.4 million in the year ended December 31, 1995 increased by $1,566.9 million or 49.8% over net sales for the year ended December 31, 1994. Net sales in 1995 benefited from the acquisitions of AI on August 17, 1995 and the Fiat Seat Business ("FSB") on December 15, 1994, which together accounted for $795.3 million of the increase. Further contributing to the growth in sales were incremental volumes on new seating programs in North America and increased production in Europe.

Gross profit and gross margin were $403.1 million and 8.6% in 1995 as compared to $263.6 million and 8.4% in 1994. Gross profit in 1995 benefited from the overall increase in North American and European sales activity, including the acquisitions of AI and FSB, and production of certain new seat programs in the United States and Mexico. Partially offsetting the increase in gross profit were new program start-up expenses of $32.1 million versus $23.1 million in 1994, and costs associated with new business opportunities in Asia/Pacific Rim, South America and South Africa.

Selling, general and administrative expenses, including research and development, as a percentage of net sales increased to 2.9% in 1995 as compared to 2.6% in the previous year. Actual expenditures in 1995 increased in comparison to the prior year primarily due to the inclusion of AI and FSB engineering and administrative expenses in 1995. In addition, research and development costs increased at the United States and European customer focused technical centers in support of existing and potential business opportunities.

Operating income and operating margin were $244.8 million and 5.2% in the year ended December 31, 1995 as compared to $169.6 million and 5.4% in the year ended December 31, 1994. The increase in operating income was primarily due to increased volumes on new and existing light truck seating programs, improved performance at the Company's European operations and the incremental operating income derived from acquisitions. Partially offsetting the increase in operating income and contributing to the decline in operating margins were design and development costs associated with the expansion of business and program start-up expenses for new seat programs. Also contributing to the decline in operating margin were the increased sales in Europe caused by the FSB which had lower margins. Non-cash depreciation and amortization charges were $92.0 million and $56.1 million for the years ended December 31, 1995 and 1994, respectively.

Interest expense in the year ended December 31, 1995 increased in comparison to the prior year as a result of interest incurred on additional debt utilized to finance the AI and FSB acquisitions as well as higher interest rates in 1995 under the Company's senior credit facility.

Other expenses in 1995 increased in comparison to the prior year as foreign exchange losses incurred at the Company's North American and European operations, along with increased state and local taxes associated with the AI acquisition, more than offset income derived from joint ventures accounted for under the equity method.

Net income for the year ended December 31, 1995 was $91.6 million, or $1.74 per share, as compared to $59.8 million, or $1.26 per share in the year ended December 31, 1994. The provision for income taxes in 1995 was $63.1 million, or an effective tax rate of 40.1%, versus $55.0 million and 47.9% for the previous year. The decrease in rate is largely the result of changes in operating performance and related income levels among the various tax jurisdictions. Earnings per share increased in 1995 by 38.1% despite an increase in the number of shares outstanding and an extraordinary loss of $2.6 million ($.05 per share) for the early retirement of debt.

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

EUROPEAN OPERATIONS
Net sales in Europe were $1,325.4 million in the year ended December 31, 1995 and $572.5 million in the year ended December 31, 1994. Sales in 1995 benefited from $547.2 million in sales from the FSB and AI acquisitions, incremental volume on existing programs in Sweden and England and favorable exchange rate fluctuations in Germany and Sweden.

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

MEXICO AND OTHER OPERATIONS
Net sales of $281.0 million in 1995 in the Company's remaining geographic regions, consisting of Mexico, Asia/Pacific Rim, South Africa and South America increased by $84.7 million or 43.1% as compared to $196.3 million in 1994. Sales in the year ended December 31, 1995 benefited from the overall growth in Mexican sales activity, including the production of new General Motors and Ford passenger car and truck seat programs. Further contributing to the increase in sales was the addition of new business operations in Australia, South Africa, Brazil and Argentina.

Operating income and operating margin were $13.5 million and 4.8% in the year ended December 31, 1995 and $9.6 million and 4.9% in the previous year. The increase in operating income was largely the result of the benefits derived from increased market demand for new and ongoing seat programs in Mexico. Partially offsetting the increase in operating income were engineering and preproduction costs for recently opened manufacturing facilities in Asia/Pacific Rim, South Africa and South America.

LIQUIDITY AND FINANCIAL CONDITION
The Company's financial position continued to strengthen during 1996. Strong cash flows combined with the July, 1996 equity offering offset acquisition costs and resulted in the Company's strongest ever total debt to total capitalization position, 51.3% at December 31, 1996 compared to 64.7% at December 31, 1995. In addition, during 1996 Moody's Investors Services ("Moody's") upgraded its rating of the Company's primary debt instruments. The Company's senior credit agreement was upgraded from Ba2 to Ba1, the Company's 8 1/4% Subordinated Notes due 2002 from B2 to B1 and the Company's 11 1/4% Senior Subordinated Notes due 2000 from B1 to Ba3. Standard and Poor's Corporation ("S&P") also upgraded its rating of the credit agreement to BB+ from BB- and of all three subordinated debt issues to BB- from B. The new
9 1/2% Subordinated Notes were assigned a B1 and BB- rating from Moody's and S&P, respectively.

On July 1, 1996, the Company completed the acquisition of all the issued and outstanding shares of common stock of Masland Corporation ("Masland") for an aggregate purchase price of $475.7 million (including the assumption of $80.7 million of Masland's existing net indebtedness and $10.0 million in fees and expenses). In addition, on December 10, 1996, the Company completed the acquisition of all the issued and outstanding capital stock of Borealis Industrier AB for an aggregate purchase price of $91.1 million, including the assumption of existing net indebtedness and closing costs.

Financing for the Masland acquisition was provided from borrowings under the Company's then-existing revolving credit facilities (the "Prior Credit Agreements"), which at the time of the acquisition provided for borrowings in an aggregate principal amount of up to $1.775 billion. In December 1996, the Company amended and restated the Prior Credit Agreements (as so amended and restated, the "Existing Credit Agreement") to (i) reduce rates, (ii) consolidate them into one agreement, (iii) increase total borrowing availability to $1.8 billion, (iv) release liens on the Company's real and personal property, (v) eliminate certain scheduled commitment reductions existing under the Prior Credit Agreements, (vi) modify certain covenants, and
(vii) provide for additional borrowing options, including multi-currency borrowing. The Existing Credit Agreement matures on September 30, 2001 and borrowings thereunder may be used for general corporate purposes.

In July 1996, the Company issued and sold 7.5 million shares of common stock at $33.50 per share and $200 million aggregate principal amount of its 9 1/2% Subordinated Notes due 2006. The $438.3 million of net proceeds ($242.8 million and $195.5 million from the common stock offering and the subordinated notes offering, respectively) received by the Company were used to repay indebtedness incurred under the Prior Credit Agreements in connection with the acquisition of Masland.

As of the end of December, the Company had an aggregate of $1.8 billion available under the Existing Credit Agreement, of which $481.3 million was outstanding and $38.5 million was committed under outstanding letters of credit, resulting in approximately $1.28 billion unused and available. In addition to debt outstanding under the Existing Credit Agreement, the Company had an additional $592.1 million of debt outstanding as of December 31, 1996, including short-term borrowings, primarily consisting of $470.0 million of subordinated debentures due between 2000 and 2006. The Company's scheduled principal payments on long-term debt are $8.3, $49.4, $6.6, $130.8 and $483.0 million in 1997, 1998, 1999, 2000 and 2001, respectively.

Net cash provided by operating activities increased to $462.6 million during 1996 compared to $132.8 million in 1995. The contributing factors which led to the favorable variance include the net income increase, from $91.6 million in 1995 to $151.9 million in 1996, the favorable benefit of noncash depreciation and goodwill amortization charges, which increased by $50.3 million to $142.3 million, primarily as a result of the AI and Masland acquisitions and favorable working capital changes. Working capital provided a $210.7 million net source of funds in 1996 compared to a $59.2 million net use in 1995. Total working capital decreased in 1996 as a result of more aggressive asset management, resulting in fewer days sales outstanding and improved inventory turns.

Net cash used by investing activities, primarily acquisitions, was $681.7 million and $985.8 million in 1996 and 1995, respectively. The June 1996 Masland acquisition and the December 1996 Borealis acquisition resulted in a net use of funds of $459.8 and $69.2 million, respectively, while the August 1995 AI acquisition resulted in a net use of cash of $881.3 million. Capital expenditures increased from $110.7 million in 1995 to $153.8 million in 1996 as a result of the Masland and AI acquisitions as well as to support future programs.

As of December 31, 1996 the Company had $26.0 million of cash and cash equivalents. The Company believes that cash flows from operations and available credit facilities will be sufficient to meet its debt service obligations, projected capital expenditures and working capital requirements.

As a result of the continued global expansion, the amount of the Company's revenues and expenses denominated in currencies other than the U.S. Dollar continues to increase. The Company closely monitors its exposure to currency fluctuations and, where cost justified, adopts strategies to reduce this exposure.

CAPITAL EXPENDITURES
During the year ended December 31, 1996, capital expenditures aggregated approximately $153.8 million, of which approximately $49.9 million related to the addition of new facilities and other expenditures for new programs, $22.0 million related to replacement programs, and the remainder was spent for increased capacity and cost reduction at existing facilities and ongoing maintenance requirements. For the years ended December 31, 1995 and 1994, capital expenditures of the Company were $110.7 million and $103.1 million, respectively. For 1997, the Company anticipates capital expenditures of approximately $195 million.

ENVIRONMENTAL MATTERS
The Company is subject to local, state, federal and foreign laws, regulations and ordinances (i) which govern activities or operations that may have adverse environmental effects and (ii) that impose liability for the costs of cleaning up certain damages resulting from sites of past spills, disposal or other releases of hazardous substances. The Company's policy is to comply with all applicable environmental laws and maintain procedures to ensure compliance. However, the Company has been, and in the future may become, the subject of formal or informal enforcement actions or procedures. The Company currently is engaged in the cleanup of hazardous substances at certain sites owned, leased or operated by the Company, including soil and groundwater cleanup at its facility in Mendon, Michigan. Management believes that the Company will not incur compliance costs or cleanup cost at its facilities with known contamination that would have a material adverse effect on the Company's consolidated financial position or future results of operations.

The Company has been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), for the cleanup of contamination from hazardous substances at two Superfund sites where liability has not been completely determined. The Company has also been identified as a PRP at three additional sites. Management believes that the Company is, or may be, responsible for less than one percent, if any, of the total costs at the two Superfund sites. Expected liability, if any, at the three additional sites is not material.

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

During 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Recognition of Impairment of Long-lived Assets", which specifies when and how impairment of virtually all long-lived assets should be measured and recorded. In general, the statement requires that whenever circumstances raise doubt about the recoverability of long-lived assets, the Company should analyze the future cash flows expected from such assets to determine if impairment exists. This statement was adopted prospectively on January 1, 1996, and no such impairment was recognized during 1996.

Also during 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which was adopted by the Company in 1996 and requires that stock compensation, including compensation in the form of stock options, be calculated using a measure of fair value, compared with intrinsic value required under current accounting principles. The new method may be either reflected in the financial statements or disclosed in the notes to the statements. The Company has adopted the statement by disclosing the effects of the fair value method in Note 16 to its 1996 financial statements included herein.

"SAFE HARBOR" PROVISIONS
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that any forward-looking statements, including statements regarding the intent, belief, or current expectations of the Company or its management, are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in forward-looking statements as a result of various factors including, but not limited to, (i) general economic conditions in the markets in which the Company operates, (ii) fluctuation in worldwide or regional automobile and light truck production,
(iii) labor disputes involving the Company or its significant customers, (iv) changes in practices and/or policies of the Company's significant customers toward outsourcing automotive components and systems, and (v) other risks detailed from time to time in the Company's Securities and Exchange Commission filings. The Company does not intend to update these forward-looking statements.

                 ITEM 8 -CONSOLIDATED FINANCIAL STATEMENTS AND
                               SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Report of Independent Public Accountants                                     25

Consolidated Balance Sheets as of December 31, 1996 and 1995                 26

Consolidated Statements of Income for the years ended December 31,
  1996, 1995 and 1994                                                        27

Consolidated Statements of Stockholders' Equity for the years ended
  December 31, 1996, 1995 and 1994                                           28

Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994                                           29

Notes to Consolidated Financial Statements                                   30

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Lear Corporation:

    We have audited the accompanying consolidated balance sheets of LEAR CORPORATION AND SUBSIDIARIES ("the Company") as of December 31, 1996 and 1995 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                                        /s/  ARTHUR ANDERSEN LLP


Detroit, Michigan,
  February  4, 1997.

CONSOLIDATED BALANCE SHEETS
Lear Corporation and Subsidiaries (In millions, except share data)


December 31,                                                                           1996              1995
---------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                         $   26.0         $   34.1
   Accounts receivable, net of reserves of $9.0 in 1996 and $4.0 in 1995                909.6            831.9
   Inventories                                                                          200.0            196.2
   Recoverable customer engineering and tooling                                         113.9             91.9
   Other                                                                                 97.9             53.1
---------------------------------------------------------------------------------------------------------------
       Total current assets                                                           1,347.4          1,207.2
---------------------------------------------------------------------------------------------------------------
Long-Term Assets:
   Property, plant and equipment, net                                                   866.3            642.8
   Goodwill, net                                                                      1,448.2          1,098.4
   Other                                                                                154.9            112.9
---------------------------------------------------------------------------------------------------------------
       Total long-term assets                                                         2,469.4          1,854.1
---------------------------------------------------------------------------------------------------------------
                                                                                     $3,816.8         $3,061.3
===============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Short-term borrowings                                                             $   10.3         $   16.9
   Accounts payable and drafts                                                          960.5            857.0
   Accrued liabilities                                                                  520.2            392.2
   Current portion of long-term debt                                                      8.3              9.9
---------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                      1,499.3          1,276.0
---------------------------------------------------------------------------------------------------------------
Long-Term Liabilities:
   Deferred national income taxes                                                        49.6             37.3
   Long-term debt                                                                     1,054.8          1,038.0
   Other                                                                                194.4            130.0
---------------------------------------------------------------------------------------------------------------
       Total long-term liabilities                                                    1,298.8          1,205.3
---------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
   Common Stock, par value $.01 per share, 150,000,000 shares authorized,
   65,586,129 and 56,253,541 shares issued in 1996 and 1995, respectively                  .7               .6
   Additional paid-in capital                                                           834.5            559.1
   Notes receivable from sale of common stock                                             (.6)             (.9)
   Common stock held in treasury, 10,230 shares at cost                                   (.1)             (.1)
   Retained earnings                                                                    194.1             42.2
   Minimum pension liability                                                             (1.0)            (3.5)
   Cumulative translation adjustment                                                     (8.9)           (17.4)
---------------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                                     1,018.7            580.0
---------------------------------------------------------------------------------------------------------------
                                                                                     $3,816.8         $3,061.3
===============================================================================================================

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME
Lear Corporation and Subsidiaries (In millions, except per share data)




For the year ended December 31,                                        1996               1995             1994
---------------------------------------------------------------------------------------------------------------
Net sales                                                          $6,249.1           $4,714.4         $3,147.5
Cost of sales                                                       5,629.4            4,311.3          2,883.9
Selling, general and administrative expenses                          210.3              139.0             82.6
Amortization of goodwill                                               33.6               19.3             11.4
----------------------------------------------------------------------------------------------------------------

    Operating income                                                  375.8              244.8            169.6
Interest expense                                                      102.8               75.5             46.7
Foreign currency exchange (gain) loss                                    .5                8.6              (.3)
Other expense, net                                                     19.1                7.8              8.6
----------------------------------------------------------------------------------------------------------------

    Income before provision for national income taxes,
    minority interests in consolidated subsidiaries,
    equity in net income of affiliates and extraordinary item         253.4              152.9            114.6
Provision for national income taxes                                   101.5               63.1             55.0
Minority interests in consolidated subsidiaries                         4.0               (1.7)              .5
Equity in net income of affiliates                                     (4.0)              (2.7)             (.7)
----------------------------------------------------------------------------------------------------------------

    Income before extraordinary item                                  151.9               94.2             59.8
Extraordinary loss on early extinguishment of debt                        -                2.6                -
----------------------------------------------------------------------------------------------------------------

Net income                                                         $  151.9           $   91.6         $   59.8
================================================================================================================

Net income per share, as adjusted (Note 1);
    Income before extraordinary item                              $    2.38           $   1.79         $   1.26
    Extraordinary loss                                                   -                (.05)               -
----------------------------------------------------------------------------------------------------------------

Net income per share                                              $    2.38           $   1.74         $   1.26
================================================================================================================


The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Lear Corporation and Subsidiaries (In millions, except share data)



For the year ended December 31,                                          1996          1995           1994
----------------------------------------------------------------------------------------------------------
COMMON STOCK
Balance at beginning of period                                      $      .6       $    .5        $    .4
Sale of common stock (Note 3)                                              .1            .1             .1
----------------------------------------------------------------------------------------------------------
Balance at end of period                                            $      .7       $    .6        $    .5
==========================================================================================================
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period                                      $   559.1       $ 274.3        $ 156.5
Elimination of common stock subject to redemption                           -             -           13.5
Sale of common stock (Note 3)                                           242.7         281.4          103.5
Sale of treasury stock (11,220 shares)                                      -             -             .1
Stock options exercised                                                   6.7            .2             .2
Tax benefit of stock options exercised                                   17.0           1.3             .5
Conversion of Masland stock options                                       9.0             -              -
Conversion of AI stock options                                              -           1.9              -
----------------------------------------------------------------------------------------------------------
Balance at end of period                                            $   834.5       $ 559.1        $ 274.3
==========================================================================================================
COMMON STOCK WARRANTS
Balance at beginning of period                                      $       -       $     -        $  10.0
Exercise of warrants                                                        -             -          (10.0)
----------------------------------------------------------------------------------------------------------
Balance at end of period                                            $       -       $     -        $     -
==========================================================================================================
TREASURY STOCK
Balance at beginning of period                                      $     (.1)      $   (.1)       $ (10.0)
Purchase of treasury stock (21,450 shares)                                  -             -            (.1)
Exercise of warrants                                                        -             -           10.0
----------------------------------------------------------------------------------------------------------
Balance at end of period                                            $     (.1)      $   (.1)       $   (.1)
==========================================================================================================
NOTE RECEIVABLE FROM SALE OF STOCK
Balance at beginning of period                                      $     (.9)      $  (1.0)       $     -
Elimination of common stock subject to redemption                           -             -           (1.1)
Repayment of stockholders' note receivable                                 .3            .1             .1
----------------------------------------------------------------------------------------------------------
Balance at end of period                                            $     (.6)      $   (.9)       $  (1.0)
==========================================================================================================
RETAINED EARNINGS (DEFICIT)
Balance at beginning of period                                      $    42.2       $ (49.4)       $(109.2)
Net income                                                              151.9          91.6           59.8
----------------------------------------------------------------------------------------------------------
Balance at end of period                                            $   194.1       $  42.2        $ (49.4)
==========================================================================================================
MINIMUM PENSION LIABILITY
Balance at beginning of period                                      $    (3.5)      $  (5.8)       $  (4.2)
Minimum pension liability adjustment                                      2.5           2.3           (1.6)
----------------------------------------------------------------------------------------------------------
Balance at end of period                                            $    (1.0)      $  (3.5)       $  (5.8)
==========================================================================================================
CUMULATIVE TRANSLATION ADJUSTMENT
Balance at beginning of period                                      $   (17.4)      $  (4.9)       $   (.3)
Cumulative translation adjustment                                         8.5         (12.5)          (4.6)
----------------------------------------------------------------------------------------------------------
Balance at end of period                                            $    (8.9)      $ (17.4)       $  (4.9)
==========================================================================================================
TOTAL STOCKHOLDERS' EQUITY                                          $ 1,018.7       $ 580.0        $ 213.6
==========================================================================================================

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Lear Corporation and Subsidiaries (In millions)


For the year ended December 31,                                           1996         1995         1994
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $ 151.9     $   91.6    $    59.8
Adjustments to reconcile net income to net cash provided
by operating activities-
   Depreciation and amortization of goodwill                             142.3         92.0         56.1
   Amortization of deferred financing fees                                 3.4          2.7          2.4
   Deferred national income taxes                                         (1.2)        (1.7)         (.3)
   Post-retirement benefits accrued, net                                   6.9          6.4          7.3
   Extraordinary loss                                                        -          2.6            -
   Recoverable customer engineering and tooling                          (30.1)           -            -
Other, net                                                               (21.3)        (1.6)           -
   Net change in working capital items                                   210.7        (59.2)        30.4
--------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                         462.6        132.8        155.7
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment                              (153.8)      (110.7)      (103.1)
Acquisitions                                                            (529.0)      (881.3)       (88.0)
Proceeds from sale of property, plant and equipment                        2.0           .3           .5
Other, net                                                                 (.9)         5.9         (5.0)
--------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                            (681.7)      (985.8)      (195.6)
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term revolving credit borrowings, net (Note 11)                    (211.3)       595.2       (108.8)
Additions to other long-term debt                                        317.3          8.0        164.0
Reductions in other long-term debt                                      (113.7)        (3.5)      (137.4)
Short-term borrowings, net                                                (7.5)       (72.2)       (10.7)
Proceeds from sale of common stock, net                                  249.5        281.7        103.9
Deferred financing fees                                                   (3.1)        (9.6)         (.7)
Increase (decrease) in drafts                                            (29.5)        42.2          7.5
Other, net                                                                 (.1)          .1          (.2)
--------------------------------------------------------------------------------------------------------
       Net cash provided by financing activities                         201.6        841.9         17.6
--------------------------------------------------------------------------------------------------------
Effect of foreign currency translation                                     9.4         13.2          (.7)
--------------------------------------------------------------------------------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                   (8.1)         2.1        (23.0)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            34.1         32.0         55.0
--------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                               $  26.0     $   34.1    $    32.0
========================================================================================================
CHANGES IN WORKING CAPITAL, NET OF EFFECTS OF ACQUISITIONS:
Accounts receivable, net                                               $  42.5     $ (156.4)   $  (120.4)
Inventories                                                               30.9        (27.4)       (31.5)
Accounts payable                                                          52.7         42.6        183.3
Accrued liabilities and other                                             84.6         82.0         (1.0)
--------------------------------------------------------------------------------------------------------
                                                                       $ 210.7     $  (59.2)   $    30.4
========================================================================================================
SUPPLEMENTARY DISCLOSURE:
Cash paid for interest                                                 $  97.0     $   72.9    $    35.5
========================================================================================================
Cash paid for income taxes                                             $  74.3     $   57.3    $    44.1
========================================================================================================


The accompanying notes are an integral part of these statements.

Lear Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION
The consolidated financial statements include the accounts of Lear Corporation, a Delaware corporation ("Lear"), and its wholly-owned and majority-owned subsidiaries (collectively "the Company"). Investments in less than majority-owned businesses are generally accounted for under the equity method (Note 9).

The Company and its affiliates are involved in the design and manufacture of interior systems and components for automobiles and light trucks. The Company's main customers are automotive original equipment manufacturers. The Company operates facilities worldwide (Note 18). Certain foreign subsidiaries are consolidated as of November 30.

A 33-for-1 split of the Company's common stock was effective as of the Company's initial public offering ("IPO") date (Note 3). All references to the numbers of shares of common stock, stock options, warrants and income per share in the accompanying consolidated financial statements and notes thereto have been adjusted to give effect to the split.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
INVENTORIES
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories are comprised of the following (in millions):


                        December 31,      1996    1995
                        -------------------------------
                        Raw materials    $124.7  $139.4
                        Work-in-process    25.0    18.0
                        Finished goods     50.3    38.8
                        -------------------------------
                                         $200.0  $196.2
                        ===============================


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

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost. Depreciable property is depreciated over the estimated useful lives of the assets, using principally the straight-line method as follows:


-----------------------------------------------------------------------
Buildings and improvements                               20 to 25 years
Machinery and equipment                                   5 to 15 years
-----------------------------------------------------------------------

A summary of property, plant and equipment is shown below (in millions):



December 31,                                  1996            1995
------------------------------------------------------------------
Land                                      $   52.3         $  45.5
Buildings and improvements                   287.6           254.3
Machinery and equipment                      805.0           532.2
Construction in progress                      31.8            28.4
------------------------------------------------------------------
Total property, plant and equipment        1,176.7           860.4
Less accumulated depreciation               (310.4)         (217.6)
------------------------------------------------------------------
Net property, plant and equipment         $  866.3         $ 642.8
==================================================================

GOODWILL
Goodwill consists of the excess of the purchase price and related acquisition costs over the fair value of identifiable net assets acquired. Goodwill is amortized on a straight-line basis over 40 years. Accumulated amortization of goodwill amounted to $115.1 million and $81.3 million at December 31, 1996 and 1995, respectively.

Lear Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

LONG TERM ASSETS
The Company adopted Statement of Financial Accounting Standards No.121, "Recognition of Impairment of Long-Lived Assets," as of January 1, 1996. In accordance with this statement, the Company re-evaluates the carrying values of its long-term assets whenever circumstances arise which call into question the recoverability of such carrying values. The evaluation takes into account all future estimated cash flows from the use of assets, with an impairment being recognized if the evaluation indicates that the future cash flows will not be greater than the carrying value. No such impairment was recognized in 1996.

RESEARCH AND DEVELOPMENT
Costs incurred in connection with the development of new products and manufacturing methods to the extent not recoverable from the Company's customers are charged to selling, general and administrative expenses as incurred. These costs amounted to $70.0 million, $53.3 million and $21.9 million for the years ended December 31, 1996, 1995 and 1994, respectively. Engineering expenses related to current production are charged to cost of sales as incurred and amounted to $21.4 million, $14.1 million and $8.9 million for the years ended December 31, 1996, 1995 and 1994, respectively.

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

WEIGHTED AVERAGE SHARES OUTSTANDING
The weighted average number of common shares outstanding for the years ended December 31, 1996, 1995 and 1994, were as follows:


                                        1996        1995        1994
            --------------------------------------------------------
            Primary shares        63,761,634  52,488,938  47,438,477
            Fully-diluted shares  63,765,610  52,642,672  47,560,436
            --------------------------------------------------------


USE OF ESTIMATES
The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Although no single asset or liability subject to estimation is material to the Company's consolidated financial position, in aggregate such items are material. Generally, assets and liabilities subject to estimation and judgment include amounts related to unsettled pricing discussions with customers and suppliers, pension and post-retirement costs (Notes 13 and 14), plant consolidation and reorganization reserves, self-insurance accruals, asset valuation reserves, and accruals related to litigation and environmental remediation costs. Management does not believe that the ultimate settlement of any such assets or liabilities will materially affect the Company's financial position or future results of operations.

Lear Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 1996, the Company had established specific reserves relating to planned productivity improvement actions. Of these reserves, $15.0 million represent severance costs and $8.4 million represent business rearrangement costs which are designed to enhance the Company's efficiency. Also, reserves of $10.5 million have been established against the book value of certain fixed assets. These reserves have primarily been established as a result of the acquisitions discussed in Notes 5, 6, 7 and 8.

RECLASSIFICATIONS
Certain items in prior years' financial statements have been reclassified to conform with the presentation used in the year ended December 31, 1996.

(3) PUBLIC STOCK OFFERINGS
In July 1996, the Company issued and sold 7,500,000 shares of common stock in a public offering ("the 1996 offering"). Concurrent with this issuance, 7,500,000 shares were sold by certain stockholders of the Company, including certain merchant banking partnerships affiliated with Lehman Brothers Holdings, Inc., (the "Lehman Funds"). The Company received no proceeds from the sale of these shares. The Lehman Funds, taken together, are the largest shareholders of the Company. The Lehman Funds held approximately 16% of the outstanding common stock of the Company as of December 31, 1996. The total proceeds to the Company from the stock issuance were $251.3 million. Fees and expenses related to the 1996 offering totaled $8.5 million, including approximately $1.1 million paid to Lehman Brothers Inc., an affiliate of the Lehman Funds. Net of issuance costs, the Company received $242.8 million, which was used to repay debt incurred in connection with the acquisition of Masland (Note 5). See Note 20 for pro forma information.

In September 1995, the Company issued and sold 10,000,000 shares of common stock in a public offering (the "1995 offering"). The total proceeds to the Company from the stock issuance were $292.5 million. Concurrent with this issuance, 11,500,000 shares were sold by certain stockholders of the Company. The Company received no proceeds from the sale of these shares. Fees and expenses related to the 1995 offering totaled $11.0 million, including approximately $1.8 million paid to Lehman Brothers Inc. Net of issuance costs, the Company received $281.5 million, which was used to repay debt incurred in connection with the acquisition of AI (Note 7). See Note 20 for pro forma information.

In April 1994, the Company completed an initial public offering of its common stock (the "IPO"), pursuant to which the Company sold 7,187,500 shares of its common stock for total proceeds of approximately $111.4 million. Fees and expenses related to the IPO totaled $7.8 million, including approximately $.9 million paid to Lehman Brothers Inc. The net proceeds of the offering were used to reduce outstanding borrowings under the Company's existing senior credit facility. In the same offering, FIMA Finance Management Inc., ("FIMA") a wholly-owned subsidiary of EXOR Group S.A. (formerly IFINT S.A.), sold 3,125,000 shares of the Company's common stock in the public market. The Company received no proceeds from the sale of these shares. See Note 20 for pro forma information.

(4) SUBORDINATED NOTES OFFERINGS
In July 1996, the Company completed a public offering of $200.0 million principal amount of its 9 1/2% Subordinated Notes due 2006 (the "9 1/2% Notes"). Interest is payable on the 9 1/2% Notes semi-annually on January 15 and July 15. Fees and expenses related to the issuance of the 9 1/2% Notes were approximately $4.5 million. Net of issuance costs, the Company received $195.5 million, which was used to repay debt incurred in connection with the acquisition of Masland (Note 5). See Note 20 for pro forma information.

In February 1994, the Company completed a public offering of $145.0 million principal amount of its 8 1/4% Subordinated Notes due 2002 (the "8 1/4% Notes"). Interest is payable on the 8 1/4% Notes semi-annually on February 1 and August
1. Fees and expenses related to the issuance of the 8 1/4% Notes were approximately $5.0 million, including underwriting fees of $2.4 million paid to Lehman Brothers Inc. The net proceeds from the sale of the 8 1/4% Notes were used to finance the redemption of the Company's 14% Subordinated Debentures due 2000, on March 14, 1994. See Note 20 for pro forma information.

Lear Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(5) MASLAND ACQUISITION
On June 27, 1996, the Company, through a wholly owned subsidiary ("PA Acquisition Corp."), acquired 97% of the issued and outstanding shares of common stock of Masland Corporation ("Masland") pursuant to an offer to purchase which was commenced on May 30, 1996. On July 1, 1996, the remaining issued and outstanding shares of common stock of Masland were acquired and PA Acquisition Corp. merged with and into Masland, such that Masland became a wholly-owned subsidiary of the Company. The aggregate purchase price for the acquisition of Masland (the "Masland Acquisition") was $475.7 million (including the assumption of $80.7 million of Masland's existing net indebtedness and $10.0 million in fees and expenses). Funds for the Masland Acquisition were provided by borrowings under the Credit Agreement and New Credit Agreement, as described in Note 11.

Masland is a leading supplier of floor and acoustic systems to the North American automotive market. Masland also is a major supplier of interior luggage compartment trim components and other acoustical products which are designed to minimize noise, vibration and harshness for passenger cars and light trucks.

The Masland Acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed in the acquisition have been reflected in the accompanying balance sheet as of December 31, 1996. The operating results of Masland have been included in the consolidated financial statements of the Company since the date of acquisition. The purchase price, and related allocation, were as follows (in millions):


             ---------------------------------------------------
             Consideration paid to stockholders,
                 net of cash acquired of $16.1 million  $  337.8
             Consideration paid to former Masland
                 stock option holders                       22.1
             Debt assumed                                   96.8
             Stock options issued to former Masland
                 option holders                              9.0
             Estimated fees and expenses                    10.0
             ---------------------------------------------------
                 Cost of acquisition                    $  475.7
             ===================================================
             Property, plant and equipment              $  125.8
             Net working capital                            33.8
             Other assets purchased and liabilities
                 assumed, net                              (15.7)
             Goodwill                                      331.8
             ---------------------------------------------------
                 Total cost allocation                  $  475.7
             ===================================================

The purchase price and related allocation may be revised in the next year based on revisions of preliminary estimates of fair values made at the date of purchase. Such changes are not expected to be significant. See Note 20 for pro forma information.

(6) BOREALIS ACQUISITION
On December 10, 1996, the Company acquired all of the issued and outstanding capital stock of Borealis Industrier, AB ("Borealis") for an aggregate purchase price of $91.1 million (including the assumption of $18.8 million of Borealis existing net indebtedness and $1.5 million of fees and expenses). Borealis is a supplier of instrument panels and other interior components to the European automotive market. The Borealis acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed have been reflected at their estimated fair market value in the accompanying balance sheet as of December 31, 1996. The operations of Borealis from the acquisition date to December 31, 1996 were not material to the consolidated statement of income of the Company.


(7) AI ACQUISITION
On August 17, 1995, the Company purchased all of the issued and outstanding shares of common stock of Automotive Industries Holding, Inc. ("AI") for an aggregate purchase price of approximately $881.3 million, including the retirement of $250.5 million of AI's existing indebtedness and $14.4 million in fees and expenses, including $4.8 million paid to Lehman Brothers Inc. ("the AI Acquisition"). AI is a leading designer and manufacturer of high quality

Lear Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

interior trim systems and blow molded products principally for North American and European car and light truck manufacturers.

The AI Acquisition was accounted for as a purchase, and accordingly the assets purchased and liabilities assumed in the acquisition have been reflected in the accompanying balance sheets. The operating results of AI have been included in the consolidated financial statements of the Company since the date of acquisition. The purchase price, and the related allocation, were as follows (in millions):

               ------------------------------------------------
               Cash consideration paid to stockholders,
                  net of cash acquired of $9.1 million   $614.5
               Stock options issued to former
                  AI option holders                         1.9
               Retirement of debt assumed                 250.5
               Fees and expenses                           14.4
               ------------------------------------------------
                      Cost of acquisition                $881.3
               ================================================
               Property, plant and equipment             $264.7
               Net non-cash working capital                43.8
               Other assets purchased and liabilities
                  assumed, net                             (1.7)
               Debt assumed                               (33.9)
               Goodwill                                   608.4
               ------------------------------------------------
                      Total cost allocation              $881.3
               ================================================

See Note 20 for pro forma information.

(8) FSB ACQUISITION
On December 15, 1994, the Company purchased from Gilardini S.p.A., an Italian corporation, all of the issued and outstanding common stock of Sepi S.p.A., an Italian corporation, all of the issued and outstanding common stock of Sepi Poland S.p. Z o.o. and a 35% interest in a Turkish joint venture (collectively, the "Fiat Seat Business", or "FSB"). The FSB is engaged in the design and manufacture of automotive seating, with its principal customers being Fiat S.p.A. and its affiliates ("Fiat"). In connection with this transaction, the Company and Fiat entered into a long-term supply agreement for certain products produced by the FSB.

The acquisition was accounted for as a purchase, and accordingly, the results of operations of the FSB have been included in the consolidated financial statements of the Company in 1995 and 1996. The operations of FSB from the acquisition date to December 31, 1994 were not material to the consolidated statement of income of the Company for the year ended December 31, 1994. The purchase price, and the related allocation, were as follows (in millions):


         -------------------------------------------------------------
         Cash consideration paid to seller,
            net of cash acquired of $6.9 million                $ 85.3
         Deferred purchase price, paid in 1996                    12.3
         Short-term borrowings from Fiat assumed                  66.7
         Fees and expenses                                         4.2
         Receivable from seller                                   (1.2)
         -------------------------------------------------------------
                 Cost of acquisition                            $167.3
         =============================================================
         Property, plant and equipment                          $ 72.2
         Investment in Industrias Cousin Freres, S.L. (Note 9)     4.9
         Employee termination indemnities assumed                (17.8)
         Net non-cash working capital                              9.3
         Other assets purchased and liabilities assumed, net     (12.5)
         Goodwill                                                111.2
         -------------------------------------------------------------
                 Total cost allocation                          $167.3
         =============================================================

See Note 20 for pro forma information.

Lear Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(9) INVESTMENTS IN AFFILIATES
The investments in affiliates are as follows:

          Percent Beneficial Ownership
          as of December 31,                    1996   1995    1994
          ---------------------------------------------------------
          Sommer Masland UK Limited               50%     -%      -%
          Jiangling - Lear, Interior
              Systems Co., Ltd. (China)           50      -       -
          Industrias Cousin Freres, S.L.
              (Spain)                             50     50      50
          Euro Autotech, A.B.                     50      -       -
          SALBI, A.B.                             50      -       -
          Lear Corporation Thailand               49     49      49
          Detroit Automotive
              Interiors, L.L.C.                   49      -       -
          Interiores Automotrices Summa,
              S.A. de C.V. (Mexico)               40     40       -
          Markol Otomotiv Yan Sanayi
              Ve Ticart (Turkey)                  35     35      35
          General Seating of America, Inc.        35     35      35
          General Seating of Canada, Ltd.         35     35      35
          Guildford Kast Plastifol Ltd. (U.K.)    33     33       -
          Probel, S.A. (Brazil)                   31     31      31
          Precision Fabrics Group                 29      -       -
          Pacific Trim Corporation Ltd.
              (Thailand)                          20     20      20
          =========================================================

All of the above investments in affiliates are accounted for using the equity method, except Probel, S.A. which is accounted for using the cost method. The investments in Industrias Cousin Freres, S.L. and Markol Otomotiv Yan

Sanayi Ve Ticart were acquired as part of the FSB acquisition (Note 8). The investments in Guildford Kast Plastifol Ltd. and Interiores Automotrices Summa, S.A. de C.V. were acquired as part of the AI Acquisition (Note 7). The investments in Sommer Masland UK Limited and Precision Fabrics Group were acquired as part of the Masland Acquisition (Note 5). The investments in Euro Autotech, A.B. and SALBI, A.B. were acquired as part of the Borealis acquisition (Note 6).

Summarized group financial information for affiliates accounted for under the equity method is as follows (Unaudited; in millions):

               December 31,                 1996    1995
               -----------------------------------------
               Balance sheet data:
                 Current assets           $134.1   $57.6
                 Non-current assets         79.3    42.0
                 Current liabilities        67.7    35.6
                 Non-current liabilities    60.9    16.9
               =========================================

               Year Ended December 31,      1996    1995    1994
               -------------------------------------------------
               Income statement data:
                 Net sales                $471.0  $201.6  $140.4
                 Gross profit               68.1    37.9    14.1
                 Income before provision
                 for income taxes           21.6    14.2     6.0
                 Net income                 17.9    10.0     3.9
               =================================================

The aggregate investment in affiliates was $53.2 million and $20.6 million as of December 31, 1996 and 1995, respectively. The Company had sales to affiliates of approximately $22.2 million, $17.6 million and $14.0 million for the years ended December 31, 1996, 1995 and 1994, respectively. Dividends of approximately $3.0 million, $1.3 million and $.9 million were received by the Company for the years ended December 31, 1996, 1995 and 1994, respectively. The Company has guaranteed certain obligations of its affiliates. The Company's share of amounts outstanding under guaranteed obligations as of December 31, 1996 amounted to $4.0 million. Management does not believe that the Company will be required to pay any amounts related to these guarantees.

Lear Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(10) SHORT-TERM BORROWINGS
Short-term borrowings are comprised of the following
(in millions):


             December 31,                              1996   1995
             -----------------------------------------------------
             Lines of credit, various                 $10.3  $   -
             Note payable to bank, LIBOR + 3/4%           -   11.5
             Revolving credit facility, Base + 1 3/4%     -    2.8
             Note payable to bank, LIBOR + 3%             -    2.6
             -----------------------------------------------------
                                                      $10.3  $16.9
             =====================================================


At December 31, 1996, the Company had lines of credit available with foreign banks of approximately $66.2 million, subject to certain restrictions imposed by the Existing Credit Agreement (Note 11). Weighted average interest rates on the outstanding borrowings at December 31, 1996 and 1995 were 9.4% and 7.4%, respectively.

(11) LONG-TERM DEBT
Long-term debt is comprised of the following (in millions):


              December 31,                        1996      1995
              ----------------------------------------------------
              Credit agreements                 $  481.3  $  717.1
              Industrial revenue bonds              22.6      20.9
              Other                                 89.2      39.9
              ----------------------------------------------------
                                                   593.1     777.9
              Less - Current portion                (8.3)     (9.9)
              ----------------------------------------------------
                                                   584.8     768.0
              ----------------------------------------------------
              9 1/2% Subordinated Notes            200.0         -
              8 1/4% Subordinated Notes            145.0     145.0
              11 1/4% Senior Subordinated Notes    125.0     125.0
              ----------------------------------------------------
                                                   470.0     270.0
              ----------------------------------------------------
                                                $1,054.8  $1,038.0
              ====================================================

In August 1995, the Company entered into a $1.5 billion secured revolving credit agreement with a syndicate of financial institutions (the "Credit Agreement"), the purpose of which was to finance the AI Acquisition (Note 7), to refinance a portion of the existing indebtedness of AI, to refinance the Company's prior $500 million credit agreement (the "Prior Credit Facility"), and for general corporate purposes, including acquisitions. See Note 20 for pro forma information. The accelerated amortization of deferred financing fees related to the Prior Credit Facility totaled approximately $4.0 million. This amount, net of the related tax benefit of $1.4 million, has been reflected as an extraordinary loss in the consolidated statement of income for the year ended December 31, 1995. Lehman Commercial Paper, Inc., an affiliate of the Lehman Funds, was a managing agent of the Credit Agreement and received fees of $.5 million in connection with this transaction.

In June 1996, the Company entered into a second revolving credit agreement with a syndicate of financial institutions (the "New Credit Agreement") providing for aggregate borrowings of up to $300 million. The New Credit Agreement contained substantially identical terms as the Credit Agreement. Following the Masland Acquisition, the Company borrowed the full amount permitted under the New Credit Agreement and used the proceeds to repay debt outstanding under the Credit Agreement.

In December 1996, the Company amended and restated the Credit Agreement and the New Credit Agreement (as so amended and restated, the "Existing Credit Agreement") to (i) reduce rates, (ii) consolidate them into one agreement,
(iii) increase total borrowing availability to $1.8 billion, (iv) release liens on the Company's real and personal property, (v) eliminate certain scheduled commitment reductions existing under the prior credit agreements, (vi) modify certain covenants and (vii) provide for additional borrowing options, including multi-currency borrowing. The Existing Credit Agreement matures on September 30, 2001 and borrowings thereunder may be used for general corporate purposes. The Existing Credit Agreement is secured by a pledge of the capital stock of certain of the Company's domestic and foreign subsidiaries, and the Company's obligations thereunder are guaranteed by certain of its significant domestic

Lear Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

subsidiaries. Loans under the Existing Credit Agreement bear interest, at the election of the Company, at a floating rate equal to (i) the higher of a specified bank's prime rate and the federal funds rate plus 0.5% or (ii) the Eurodollar rate plus .275% to .625%, depending on the level of a certain financial ratio. The Company pays a facility fee on the total $1.8 billion commitment. Upon closing the Existing Credit Agreement, funds were drawn to refinance the New Credit Agreement and the Credit Agreement. Lehman Commercial Paper, Inc., an affiliate of the Lehman Funds, is a participant of the Existing Credit Agreement.

The Company had available under the Existing Credit Agreement unused long-term revolving credit commitments of $1.28 billion at December 31, 1996, net of $38.5 million of outstanding letters of credit. Borrowings on revolving credit loans were $2,790.8 million, $4,979.5 million and $495.2 million for the years ended December 31, 1996, 1995, and 1994, respectively. Repayments on revolving credit loans were $3,027.8 million, $4,384.3 million and $604.0 million for the years ended December 31, 1996, 1995 and 1994, respectively. At December 31, 1996, interest was being charged at the Eurodollar rate plus .30%, approximately 5.97% at December 31, 1996, for loans under the Existing Credit Agreement and the facility fee was .175%.

On July 11, 1996, the Company entered   into a $50 million Canadian Dollar
Revolving Term Credit Facility, replacing an existing $25 million Canadian dollar facility. Borrowings and repayments in 1996 under this facility were $288.5 million and $262.8 million, respectively. Borrowing under this facility can be in U.S. and or Canadian dollars, bearing interest, at the election of the Company, at a floating rate equal to (i) the applicable prime rate or (ii) the Eurodollar (U.S.) or Bankers Acceptance (Canadian) rate plus .5% to 1.0% based on specific financial ratios of the Corporation, approximately 3.9% at December 31, 1996.

The Company has several Industrial Revenue Bonds (IRBs). Two of the IRBs are outstanding at $9.5 million each, are payable in 2024, and bear interest at variable rates which are reset periodically. As of December 31, 1996, these IRB's bore interest rates of 3.95% and 3.90%, respectively. The remaining IRBs amortize annually, mature between 1998 and 2004, and as of December 31, 1996 bore interest of between 2.0% and 2.5%.

Other senior debt at December 31, 1996, is principally made up of amounts outstanding under the Canadian Dollar Revolving Term Facility, certain capital leases, and a term loan with a German bank. Other senior debt matures principally in years 1997 to 2000 and bears interest at rates consistent with the Company's other debt instruments.

The 8 1/4% Subordinated Notes, due in 2002, require interest payments semi-annually on February 1 and August 1 and are callable beginning February 1, 1998. The 11 1/4% Senior Subordinated Notes, due in 2000, require interest payments semi-annually on January 15 and July 15 and are callable beginning July 15, 1997. The 9 1/2% Subordinated Notes, due 2006, require interest payments semi-annually on January 15 and July 15 and are callable beginning July 15, 2001.

The Existing Credit Agreement and indentures relating to the Company's subordinated debt contain restrictive covenants. The most restrictive of these covenants are the Existing Credit Agreement's financial covenants related to maintenance of certain levels of net worth, leverage, and interest coverage. These agreements also, among other things, restrict the Company's ability to incur additional indebtedness, declare dividends, create liens, make investments and advances, sell assets and limit capital expenditures to specified amounts. The German Term Loan agreement also contains certain restrictive covenants.

The scheduled maturities of long-term debt at December 31, 1996 for the five succeeding years are as follows (in millions):


------------------------------------------------------------------------------
1997                                                                    $  8.3
------------------------------------------------------------------------------
1998                                                                      49.4
------------------------------------------------------------------------------
1999                                                                       6.6
------------------------------------------------------------------------------
2000                                                                     130.8
------------------------------------------------------------------------------
2001                                                                     483.0
------------------------------------------------------------------------------

Lear Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(12) NATIONAL INCOME TAXES
A summary of income before provision for national income taxes and components of the provision for national income taxes is as follows (in millions):

      Year Ended December 31,              1996       1995    1994
------------------------------------------------------------------
      Income before provision
      for national income taxes,
      minority interests in
      consolidated subsidiaries,
      equity in net income of
      affiliates and extraordinary
      item:
          Domestic                       $135.7    $ 51.0   $ 56.4
          Foreign                         117.7     101.9     58.2
      ------------------------------------------------------------
                                         $253.4    $152.9   $114.6
      ============================================================
      Domestic provision for
      national income taxes:
          Current provision              $ 48.4    $ 31.6   $ 31.2
      ------------------------------------------------------------
          Deferred -
             Deferred provision             2.8     (12.2)       -
             Benefit of previously
                unbenefitted net
                operating loss
                carryforwards                 -       (.4)    (2.2)
      ------------------------------------------------------------
                                            2.8     (12.6)    (2.2)
      ------------------------------------------------------------
      Total domestic provision             51.2      19.0     29.0
      ------------------------------------------------------------
      Foreign provision for national
      income taxes:
          Current provision                51.0      41.2     25.1
      ------------------------------------------------------------
          Deferred -
             Deferred provision             6.6       5.3       .9
             Benefit of previously
                unbenefitted net
                operating loss
                carryforwards              (7.3)     (2.4)       -
      ------------------------------------------------------------
                                            (.7)      2.9       .9
      ------------------------------------------------------------
      Total foreign provision              50.3      44.1     26.0
      ------------------------------------------------------------
      Provision for national
      income taxes                       $101.5    $ 63.1   $ 55.0
      ============================================================

The differences between tax provisions calculated at the United States Federal statutory income tax rate of 35% for the years ended December 31, 1996, 1995 and 1994, and the consolidated national income tax provision are summarized as follows (in millions):

      Year Ended December 31,               1996     1995     1994
      -------------------------------------------------------------
      Income before provision for
          national income taxes,
          minority interests in
          consolidated subsidiaries,
          equity in net income of
          affiliates and extraordinary
          item multiplied by the
          United States Federal
          statutory rate                 $ 88.7    $ 53.5   $ 40.1
      Utilization of domestic net
          operating loss carryforwards        -       (.4)    (2.2)
      Utilization of foreign net
          operating loss carryforwards     (7.3)     (2.4)       -
      Differences between domestic
          and effective foreign tax
          rates                             1.3      (3.3)     1.3
      Operating losses not tax
          benefited                        15.8      11.4      3.0
      Increase (decrease) in
          valuation allowance              (8.3)     (4.2)     3.3
      Domestic income taxes
          provided on foreign
          earnings                            -       2.6      6.4
      Amortization of goodwill             10.4       5.8      3.0
      Other, net                             .9        .1       .1
      ------------------------------------------------------------
                                         $101.5    $ 63.1   $ 55.0
      ============================================================

                                                                              38

Lear Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred national income taxes represent temporary differences in the recognition of certain items for income tax and financial reporting purposes. The components of the net deferred national income tax liability are summarized as follows (in millions):


          December 31,                                1996     1995
          -----------------------------------------------------------
          Deferred national income tax liabilities:
              Long-term asset basis differences      $  54.5  $  23.9
              Taxes provided on unremitted
                     foreign earnings                   15.6     15.6
              Retirement benefit plans                   3.1      3.1
              Capitalized engineering and design        12.0        -
              Other                                     10.3      7.5
          -----------------------------------------------------------
                                                     $  95.5  $  50.1
          ===========================================================
          Deferred national income tax assets:
              Tax credit carryforwards               $    -   $  (3.5)
              Tax loss carryforwards                  (66.4)    (53.3)
              Retirement benefit plans                (24.1)    (14.1)
              Accruals                                (32.1)     (4.4)
              Self -insurance reserves                (10.4)     (5.3)
              Minimum pension liability                (2.1)     (1.7)
              Deferred compensation                    (3.9)     (6.2)
              Deferred finance fees                    (1.2)        -
              Other                                    (8.7)     (5.4)
          -----------------------------------------------------------
                                                     (148.9)    (93.9)
          Valuation allowance                          61.2      57.4
          -----------------------------------------------------------
                                                     $(87.7)  $ (36.5)
          ===========================================================
          Net deferred national
          income tax liability                       $  7.8   $  13.6
          ===========================================================


Deferred national income tax assets have been fully offset by a valuation allowance in certain foreign tax jurisdictions due to a history of operating losses. The classification of the net deferred national income tax liability is summarized as follows (in millions):


           December 31,                              1996     1995
           ---------------------------------------------------------
           Deferred national income tax assets:
              Current                               $(41.5) $ (13.2)
              Long-term                               (2.9)   (15.8)
           Deferred national income tax liability:
              Current                                  2.6      5.3
              Long-term                               49.6     37.3
           --------------------------------------------------------
           Net deferred national
              income tax liability                  $  7.8  $  13.6
           ========================================================


Deferred national income taxes and withholding taxes have been provided on earnings of the Company's Canadian subsidiary to the extent it is anticipated that the earnings will be remitted in the form of future dividends. Deferred national income taxes and withholding taxes have not been provided on the undistributed earnings of the Company's other foreign subsidiaries as such amounts are considered to be permanently reinvested. The cumulative undistributed earnings at December 31, 1996 on which the Company had not provided additional national income taxes and withholding taxes were approximately $84.7 million.

As of December 31, 1996, the Company had tax loss carryforwards of $178.0 million which relate to certain foreign subsidiaries. Of the total loss carryforwards, $58.3 million have no expiration and $119.7 million expire in 1997 through 2004.

Lear Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(13) RETIREMENT PLANS
The Company has noncontributory defined benefit pension plans covering certain domestic employees and certain employees in foreign countries. The Company's salaried plans provide benefits based on a career average earnings formula. Hourly pension plans provide benefits under flat benefit formulas. The Company also has contractual arrangements with certain employees which provide for supplemental retirement benefits. In general, the Company's policy is to fund these plans based on legal requirements, tax considerations and local practices.

Components of the Company's pension expense are as follows (in millions):


              Year Ended December 31,         1996    1995   1994
              ----------------------------------------------------
              Service cost                   $ 10.6  $  6.2   $4.3
              Interest cost on
                 projected benefit
                 obligation                    10.6     7.4    6.3
              Actual return on assets         (13.1)  (12.1)   (.1)
              Net amortization and deferral     8.4     6.9   (4.6)
              ----------------------------------------------------
              Net pension expense            $ 16.5  $  8.4  $ 5.9
              ====================================================



The following table sets forth a reconciliation of the funded status of the Company's defined benefit pension plans to the related amounts recorded in the consolidated balance sheets (in millions):



                                                               DECEMBER 31, 1996           December 31, 1995
                                                      --------------------------  --------------------------
                                                        PLANS WHOSE  PLANS WHOSE    Plans Whose  Plans Whose
                                                      ASSETS EXCEED  ABO EXCEEDS  Assets Exceed  ABO Exceeds
                                                                ABO       Assets            ABO       Assets
------------------------------------------------------------------------------------------------------------
Actuarial present value of:
Vested benefit obligation                                     $26.8       $ 93.2         $ 14.4       $ 82.6
Non-vested benefit obligation                                   3.8          5.1            1.0          5.2
------------------------------------------------------------------------------------------------------------
Accumulated benefit obligation (ABO)                           30.6         98.3           15.4         87.8
Effects of anticipated future compensation increases           19.4          5.8            2.5         13.7
------------------------------------------------------------------------------------------------------------
Projected benefit obligation                                   50.0        104.1           17.9        101.5
Plan assets at fair value                                      39.2         68.8           23.1         59.2
------------------------------------------------------------------------------------------------------------
Projected benefit obligation in excess of
   (less than) plan assets                                     10.8         35.3           (5.2)        42.3
Unamortized net loss                                           (2.1)        (3.2)           (.8)       (10.6)
Unrecognized prior service cost                                 (.5)       (21.6)           (.4)        (4.3)
Unamortized net asset (obligation) at transition                2.4          (.9)           3.0         (1.2)
Unamortized plan amendment obligation                             -           -               -        (11.2)
Adjustment required to recognize minimum liability               .1         18.2              -         21.4
------------------------------------------------------------------------------------------------------------
Accrued pension (asset) liability recorded
   in the consolidated balance sheets                         $10.7       $ 27.8         $ (3.4)      $ 36.4
============================================================================================================

Lear Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


The projected benefit obligation for plans whose ABO exceeds assets includes both foreign and domestic plans. For domestic plans this excess was $18.9 million and $19.7 million as of December 31, 1996 and 1995, respectively. The actuarial assumptions used in determining pension expense and the funded status information shown above were as follows:



Year Ended December 31,                                                      1996           1995        1994
------------------------------------------------------------------------------------------------------------
Discount rate:
   Domestic plans                                                       7.25-7.5%        7.25-8%       7.5-8%
   Foreign plans                                                             7-8%           7-8%         7-8%
------------------------------------------------------------------------------------------------------------
Rate of salary progression:
   Domestic plans                                                          5-5.8%           5.6%           5%
   Foreign plans                                                             3-5%           3-5%         3-5%
------------------------------------------------------------------------------------------------------------
Long-term rate of return on assets:
   Domestic plans                                                         7.75-9%        7.75-9%           9%
   Foreign plans                                                               8%             8%           8%
============================================================================================================



Plan assets include cash equivalents, common and preferred stock, and government and corporate debt securities.

Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," required the Company to record a minimum liability as of December 31, 1996 and 1995. As of December 31, 1996, the Company recorded a long-term liability of $18.3 million, an intangible asset of $16.7 million, which is included with other assets, and a reduction in stockholders' equity of $1.0 million, net of income taxes of $.6 million.

In 1996, one of the Company's defined benefit pension plans increased the benefit rate and increased the supplemental early retirement benefit. In addition, the domestic plans decreased the assumed discount rate from 8.0% in 1995 to 7.5% in 1996. The impact of these plan changes was to increase pension cost and ABO by $1.4 million and $5.0 million, respectively.

The Company also sponsors defined contribution plans and participates in government sponsored programs in certain foreign countries. Contributions are determined as a percentage of each covered employee's salary. The Company also participates in multi-employer pension plans for certain of its hourly employees and contributes to those plans based on collective bargaining agreements. The aggregate cost of the defined contribution and multi-employer pension plans charged to income was $4.7 million, $2.6 million, and $2.1 million for the years ended December 31, 1996, 1995 and 1994, respectively.

(14) POST-RETIREMENT BENEFITS
The Company's post-retirement plans cover a portion of the Company's domestic employees and Canadian employees. The plans generally provide for the continuation of medical benefits for all employees who complete 10 years of service after age 45 and retire from the Company at age 55 or older. The Company does not fund its post-retirement benefit obligation. Rather, payments are made as costs are incurred by covered retirees.

On January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions" ("SFAS No. 106") for its foreign plans. This standard requires that the expected cost of post-retirement benefits be charged to expense during the years in which the employees render service to the Company. As of January 1, 1995, the Company's Accumulated Post-retirement Benefit Obligation ("APBO") for its foreign plans was approximately $9.7 million which is being amortized over approximately 11 years, representing the average remaining service life of the eligible employees.

Lear Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company adopted SFAS 106 for its domestic plans as of July 1, 1993. At that date, the Company's APBO was approximately $32.0 million. Because the Company had previously recorded a liability of $6.3 million related to these benefits, the net transition obligation was $25.7 million and is being amortized over 20 years. The following table sets forth a reconciliation of the funded status of the accrued post-retirement benefit obligation to the related amounts recorded in the consolidated financial statements as of December 31, 1996 and 1995 (in millions):


            December 31,                              1996    1995
            -------------------------------------------------------
            Accumulated Post-retirement
                Benefit Obligation:
            Retirees                                  $27.2  $ 18.0
            Fully eligible active plan participants     8.3     4.8
            Other active participants                  30.8    29.8
            Unrecognized net gain                       4.8     4.1
            Unrecognized prior service cost            (1.4)      -
            Unamortized transition obligation         (28.5)  (31.6)
            -------------------------------------------------------
            Liability recorded in the
                consolidated balance sheet           $ 41.2  $ 25.1
            =======================================================



Components of the Company's post-retirement benefit expense under SFAS No. 106 were as follows (in millions):


                 Year Ended December 31,       1996  1995  1994
                 ----------------------------------------------
                 Service cost                  $ 4.2  $3.6  $3.5
                 Interest cost on APBO           4.0   3.5   2.8
                 Amortization of unrecognized
                    net gain (loss)              (.5)   .4     -
                 Amortization of unrecognized
                    prior service cost            .2     -     -
                 Amortization of transition
                    obligation                   1.8   1.8   1.3
                 -----------------------------------------------
                 Net post-retirement benefit
                    expense                    $ 9.7  $9.3  $7.6
                 ===============================================


For the domestic plans, the APBO was calculated using an assumed discount rate of 7.5% in the years ended December 31, 1996 and 1995. Domestic post-retirement benefit expense was calculated using an assumed discount rate of 7.5% in 1996, 8.0% in 1995 and 7.5% in 1994. Domestic health care costs were assumed to increase 9.6% in 1996, grading down over time to 5.5% in 10 years. For the foreign plans, 1996 expense and the APBO as of December 31, 1996, were calculated using an assumed discount rate of 8.0%. Foreign health care costs were assumed to increase 8.5% per year, grading down over time to 5.5% in 10 years. To illustrate the significance of these assumptions, a rise in the assumed rate of health care cost increases of 1% each year would increase the APBO as of December 31, 1996 by $7.9 million and increase the net post-retirement benefit expense by $1.5 million for the year ended December 31, 1996.

(15) COMMITMENTS AND CONTINGENCIES
The Company is the subject of various lawsuits, claims and environmental contingencies. In addition, the Company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), for the cleanup of contamination from hazardous substances at two Superfund sites, and may incur indemnification obligations for cleanup at three additional sites. In the opinion of management, the expected liability resulting from these matters is adequately covered by amounts accrued, and will not have a material adverse effect on the Company's consolidated financial position or future results of operations.

Approximately 30,000 of the Company's workforce worldwide are subject to collective bargaining agreements. 26% of the Company's workforce are subject to collective bargaining agreements which expire within one year. Relationships with all unions are good and management does not anticipate any difficulties with respect to the agreements.

Lear Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Lease commitments at December 31, 1996 under noncancelable operating leases with terms exceeding one year are as follows (in millions):

                        -------------------------------
                        1997                     $ 26.6
                        1998                       22.2
                        1999                       19.1
                        2000                       17.0
                        2001                       16.0
                        2002 and thereafter        19.4
                        -------------------------------
                        Total                    $120.3
                        ===============================

The Company's operating leases cover principally buildings and transportation equipment. Rent expense incurred under all operating leases and charged to operations was $29.8 million, $21.2 million, and $16.5 million for the years ended December 31, 1996, 1995 and 1994, respectively.

(16) STOCK OPTIONS AND WARRANTS

1988 STOCK OPTION PLAN
At December 31, 1996, 681,351 options granted under stock option agreements dated September 29, 1988 were issued and outstanding. The options vested over a three-year period and are currently exercisable at $1.29 per share.

1992 STOCK OPTION PLAN
At December 31, 1996 there were 1,359,681 options issued and outstanding under the 1992 Stock Option Plan. Pursuant to a plan amendment effective December 31, 1993, all of the options became immediately vested and became exercisable at $5 per share on September 28, 1996.

1994 STOCK OPTION PLAN
Concurrent with the IPO (Note 3), the Company granted 498,750 options which are exercisable at $15.50 per share beginning three years after the date of grant. In addition, the Company granted an additional 36,000 options in 1995. The options vest over a three year period and expire seven years after they become exercisable. No stock compensation expense was recognized related to these options as the exercise price was equal to the market price as of the grant date. As of December 31, 1996, 505,750 options were outstanding.

OPTIONS ISSUED TO FORMER AI OPTION HOLDERS
In connection with the AI Acquisition (Note 7), the Company converted, at the option holder's discretion, certain AI stock options into options exercisable for Lear common stock. All of the options converted were fully vested and exercisable as of the date of acquisition of AI. At December 31, 1996, there were 11,520 options exercisable at $14.06 per share which expire July 24, 2002, 36,441 options exercisable at $20.41 per share which expire August 5, 2003, and 47,790 options exercisable at $23.12 per share which expire August 7, 2004. The value of these options as of the date of the AI Acquisition was $1.9 million and was included in the purchase price of AI.

OPTIONS ISSUED TO FORMER MASLAND OPTION HOLDERS
In connection with the Masland Acquisition (Note 5), the Company converted, at the option holder's discretion, certain Masland stock options into 517,920 options exercisable for Lear common stock. Of this amount, 110,588 Masland options were fully vested and exercisable. The remaining 407,332 Masland options vest and become exercisable in 20% increments on each anniversary from the date of grant. The average exercise price of these options was $20.51 per share. At December 31, 1996, there were 512,209 options exercisable at prices ranging from $11.63 per share to $30.17 per share. These options expire at various times from March 15, 2002 until April 10, 2006. The value of these options as of the date of the Masland Acquisition was $9.0 million and was included in the purchase price of Masland.

Lear Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1996 STOCK OPTION PLAN
Under the 1996 stock option plan, the Company granted 559,000 stock options in May, 1996, which are exercisable at $33 per share. The options vest three years after the grant date and expire seven years after they become exercisable. No compensation expense was recognized related to these options as the exercise price was equal to the market price as of the grant date. As of December 31, 1996, there were 530,500 options outstanding.

The changes in the number of options outstanding are as follows:


           Year Ended December 31,     1996        1995       1994
           ----------------------------------------------------------
           Options outstanding
           at beginning of period     4,476,910  4,425,768  4,045,272
           Options granted            1,076,920    265,405    498,750
           Options exercised         (1,832,588)  (165,263)  (100,797)
           Options revoked              (36,000)   (49,000)   (17,457)
           ----------------------------------------------------------
           Options outstanding
           at end of period           3,685,242  4,476,910  4,425,768
           ==========================================================


WARRANTS
In 1988, the Company sold warrants exercisable into 3,300,000 shares of common stock. The warrants, which entitled the holder to receive one share of common stock for no additional consideration, became exercisable on December 1, 1993. All warrants were exercised or expired in 1994.

PRO FORMA
At December 31, 1996, the Company had several stock-based compensation plans, which are described above. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, compensation cost was calculated as the difference between the exercise price of the option and the market value of the stock at the date the option was granted. If compensation cost for the Company's stock option plans was determined based on the fair value at the grant dates consistent with the method prescribed in FASB statement 123 "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in millions, except per share information).


               Year Ended December 31,              1996   1995
               -------------------------------------------------
               Net income - as reported            $151.9  $91.6
               Net income - pro forma              $150.4  $91.6
               Net income per share - as reported  $ 2.38  $1.74
               Net income per share - pro forma    $ 2.36  $1.74
               =================================================


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996 and 1995: risk-free interest rates of 7.5%; expected dividend yields of 0.0%; expected lives of 10 years; and expected volatility of 31.5%.

(17) FINANCIAL INSTRUMENTS
The Company hedges certain foreign currency risks through the use of forward foreign exchange contracts and options. Such contracts are generally deemed as, and are effective as, hedges of the related transactions. As such, gains and losses from these contracts are deferred and are recognized on the settlement date, consistent with the related transactions. The Company and its subsidiaries had contracted to exchange notional United States Dollar equivalent principal amounts of $113.1 million as of December 31, 1996 and $61.4 million as of December 31, 1995. All contracts outstanding as of December 31, 1996 mature in 1997. The unrealized net losses on such contracts as of December 31, 1996 was less than $.1 million compared to a deferred gain of $1.9 million as of December 31, 1995.

The carrying values of the Company's subordinated notes vary from the fair values of these instruments. The fair values were determined by reference to market prices of the securities in recent public transactions. As of December 31, 1996, the carrying value of the Company's subordinated notes was $470.0 million compared to an estimated fair value of $485.9 million. As of December 31, 1995, the carrying value of the Company's subordinated notes was $270.0 million

Lear Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

compared to an estimated fair value of $275.4 million. The carrying values of cash, accounts receivable, accounts payable and notes payable approximate the fair values of these instruments due to the short-term, highly liquid nature of these instruments. The carrying value of the Company's senior indebtedness approximates its fair value which was determined based on rates currently available to the Company for similar borrowings with like maturities.

The Company uses interest rate swap contracts to hedge against interest rate risks in future periods. As of December 31, 1996, the Company had entered into five one-year swap contracts with an aggregate notional value of $215.0 million which became effective and/or go into effect between August 1996 and August 1997. Pursuant to each of the contracts, the Company will make payments calculated at a fixed rate of between 5.9% and 6.3% of the notional value and will receive payments calculated at the Eurodollar rate. This effectively fixes the Company's interest rate on the portion of the indebtedness under the Existing Credit Agreement covered by the contracts at the fixed rates in the contracts plus a margin of .275% to .625% during the time the contracts are effective. The fair value of these contracts as of December 31, 1996, and 1995 was a negative $0.6 million and negative $1.9 million, respectively.

Several of the Company's European subsidiaries factor their accounts receivable with financial institutions subject to limited recourse provisions and are charged a discount fee ranging from the current LIBOR rate plus 0.4% to a fixed rate per annum of 9.6%. The amount of such factored receivables, which is not included in accounts receivable in the consolidated balance sheet at December 31, 1996 and 1995, was approximately $152.6 million and $64.4 million, respectively.

(18) GEOGRAPHIC SEGMENT DATA
Worldwide operations are divided into four geographic segments -- United States, Canada, Europe and Mexico and other. The Mexico and other segment includes operations in Mexico, South America, South Africa and the Asia/Pacific Rim. Geographic segment information is as follows (in millions):


       Year Ended December 31,     1996          1995          1994
       --------------------------------------------------------------
       Net Sales:
       United States            $ 3,386.6     $ 2,431.8     $ 1,916.5
       Canada                       893.3         874.5         603.8
       Europe                     1,627.6       1,328.5         575.5
       Mexico and other             610.5         307.4         222.7
       Intersegment sales          (268.9)       (227.8)       (171.0)
       --------------------------------------------------------------
                                $ 6,249.1     $ 4,714.4     $ 3,147.5
       ==============================================================
       Operating Income:
       United States            $   225.2     $   152.4     $   139.8
       Canada                        77.4          52.4          15.8
       Europe                        49.2          26.5           4.4
       Mexico and other              24.0          13.5           9.6
       --------------------------------------------------------------
                                $   375.8     $   244.8     $   169.6
       ==============================================================
       Identifiable Assets:
       United States            $ 2,288.3     $ 1,859.6     $   784.7
       Canada                       283.9         254.2         249.6
       Europe                     1,021.2         815.3         595.4
       Mexico and other             208.0         116.5          72.5
       Unallocated (a)               15.4          15.7          12.9
       --------------------------------------------------------------
                                $ 3,816.8     $ 3,061.3     $ 1,715.1
       ==============================================================


(a) Unallocated Identifiable Assets consist of deferred financing fees.

The net assets of foreign subsidiaries were $341.2 million and $326.8 million at December 31, 1996 and 1995, respectively. The Company's share of foreign net income was $67.5 million, $58.6 million and $32.2 million for the years ended December 31, 1996, 1995 and 1994, respectively.

Lear Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A majority of the Company's sales are to automobile manufacturing companies. The following is a summary of the percentage of net sales to major customers:


                  Year Ended December 31,     1996  1995  1994
                  --------------------------------------------
                  Ford Motor Company           32%   33%   39%
                  General Motors Corporation   30    34    36
                  Fiat S.p.A.                  10    10     -
                  ===========================================


In addition, a significant portion of remaining sales are to the above automobile manufacturing companies through various other automotive suppliers or to affiliates of these automobile manufacturing companies.


(19) QUARTERLY FINANCIAL DATA
(Unaudited; in millions, except per share data)

                                                                   THIRTEEN WEEKS ENDED
                                               ----------------------------------------
                                                MARCH 30,  JUNE 29, SEPT. 28,  DEC. 31,
                                                    1996      1996      1996      1996
---------------------------------------------------------------------------------------
Net sales                                      $1,405.8  $1,618.7   $1,505.6  $1,719.0
Gross profit                                      120.6     166.9      143.7     188.5
Net income                                         25.8      50.1       24.8      51.2
Net income per share                                .43       .83        .37       .75
=======================================================================================

                                                                   Thirteen Weeks Ended
                                                ---------------------------------------
                                                April 1,   July 1,  Sept. 30,  Dec. 31,
                                                    1995      1995       1995      1995
---------------------------------------------------------------------------------------
Net sales                                       $1,043.5  $1,142.6   $1,080.6  $1,447.7
Gross profit                                        76.6      94.8       83.3     148.4
Net income before extraordinary item                17.0      28.9       11.1      37.2
Net income                                          17.0      28.9        8.5      37.2
Net income before extraordinary item per share       .34       .58        .22       .62
Net income per share                                 .34       .58        .17       .62
=======================================================================================

Lear Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(20) PRO FORMA FINANCIAL DATA
The following pro forma unaudited financial data is presented to illustrate the estimated effects of (i) the 1996 offering (Note 3), (ii) the Masland Acquisition (Note 5), (iii) the refinancing of the Company's Prior Credit Facility (Note 11), (iv) the AI Acquisition (Note 7) and certain acquisitions completed by AI prior to the acquisition of AI by Lear, (v) the 1995 offering (Note 3), (vi) the completion of the New Credit Agreement (Note 11), and (vii) the issuance of the 9 1/2% Notes (Note 4) as if these transactions had occurred as of the beginning of each year presented (in millions, except per share data).

                                                             YEAR ENDED DECEMBER 31, 1996
                                       --------------------------------------------------
                                                                   OPERATING
                                         COMPANY    MASLAND    AND FINANCING          PRO
                                      HISTORICAL  ACQUISITION    ADJUSTMENTS        FORMA
-----------------------------------------------------------------------------------------
Net sales                               $6,249.1    $263.7        $ (2.0)        $6,510.8
Income before extraordinary item           151.9      10.4          (8.4)           153.9
Net income                                 151.9      10.4          (8.4)           153.9
Income per share before
extraordinary item                           2.38                                    2.27
Net income per share                         2.38                                    2.27
=========================================================================================

                                                                               Year Ended December 31, 1995
                                      ---------------------------------------------------------------------
                                                                                     Operating
                                         Company            AI       Masland     and Financing          Pro
                                      Historical   Acquisition   Acquisition       Adjustments        Forma
-----------------------------------------------------------------------------------------------------------
Net sales                               $4,714.4        $523.7        $473.2            $(3.3)     $5,708.0
Income before extraordinary item            94.2          18.0          17.4            (25.9)        103.7
Net income                                  91.6          18.0          17.4            (23.3)        103.7
Income per share before
extraordinary item                           1.79                                                       1.53
Net income per share                         1.74                                                       1.53
============================================================================================================


The following pro forma unaudited financial data is presented to illustrate the estimated effects of (i) the 1995 offering (Note 3), (ii) the AI acquisition (Note 7), (iii) the refinancing of the Company's Prior Credit Facility (Note
11), (iv) certain acquisitions completed by AI prior to the acquisition of AI by Lear, (v) the FSB Acquisition (Note 8), (vi) the IPO (Note 3) and (vii) the refinancing of the 14% Subordinated Debentures with the net proceeds from the issuance of the 81/4% Subordinated Notes (Note 4) as if these transactions had occurred as of the beginning of each year presented. These pro forma results give effect to certain adjustments, including certain operations adjustments consisting principally of management's estimates of the effects of product pricing adjustments negotiated in connection with the acquisitions, estimated engineering savings, the estimated effects on interest, depreciation and goodwill amortization expense and the related income tax effect of these adjustments (in millions, except per share data).


                                                                                  Year Ended December 31, 1994
                                       -----------------------------------------------------------------------
                                                                                       Operating
                                          Company           FSB              AI    and Financing           Pro
                                       Historical   Acquisition     Acquisition      Adjustments         Forma
--------------------------------------------------------------------------------------------------------------
Net sales                               $ 3,147.5       $ 455.9         $ 752.2         $   -        $ 4,355.6
Net income                                   59.8         (24.2)           39.9         (15.9)            59.6
Net income per share                         1.26                                                         1.00
==============================================================================================================

The pro forma information above does not purport to be indicative of the results that actually would have been achieved if these transactions had occurred prior to the years presented, and is not intended to be a projection of future results or trends.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Lear Corporation:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of LEAR CORPORATION AND SUBSIDIARIES ("the Company") included in this Form 10-K, and have issued our report thereon dated February 4, 1997. Our audits were made for the purpose of forming an opinion on those financial statements taken as a whole. The schedule on page 49 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                        /s/  ARTHUR ANDERSEN LLP


Detroit, Michigan
  February 4, 1997.

                       LEAR CORPORATION AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)


                                                          BALANCE AT                                              BALANCE
                                                           BEGINNING                                 OTHER           END
DESCRIPTION                                                OF PERIOD    ADDITIONS    RETIREMENTS    CHANGES       OF PERIOD
-----------                                                ---------    ---------    -----------    -------       ---------
FOR THE YEAR ENDED DECEMBER 31, 1994:
  Valuation of accounts deducted from related assets:
    Allowance for doubtful accounts                           $   .6       $   .6        $ (.1)         $ 2.0       $  3.1
    Reserve for unmerchantable inventories                       1.9          4.0         (1.7)           (.1)         4.1
                                                              ------       ------        -----          -----       ------
                                                              $  2.5       $  4.6        $(1.8)         $ 1.9       $  7.2
                                                              ======       ======        =====          =====       ======

FOR THE YEAR ENDED DECEMBER 31, 1995:
  Valuation of accounts deducted from related assets:
    Allowance for doubtful accounts                           $  3.1       $   .5        $ (.5)         $  .9       $  4.0
    Reserve for unmerchantable inventories                       4.1          3.2         (2.1)           1.1          6.3
                                                              ------       ------        -----          -----       ------
                                                              $  7.2       $  3.7        $(2.6)         $ 2.0       $ 10.3
                                                              ======       ======        =====          =====       ======

FOR THE YEAR ENDED DECEMBER 31, 1996:
  Valuation of accounts deducted from related assets:
    Allowance for doubtful accounts                           $  4.0       $  3.3        $ (.6)         $ 2.3       $  9.0
    Reserve for unmerchantable inventories                       6.3          4.6         (1.0)           (.6)         9.3
                                                              ------       ------        -----          -----       ------
                                                              $ 10.3       $  7.9        $(1.6)         $ 1.7       $ 18.3
                                                              ======       ======        =====          =====       ======

           ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

    There has been no disagreement between the management of the Company and the Company's accountants on any matter of accounting principles or practices or financial statement disclosures.

                                    PART III

           ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    Incorporated by reference from the Proxy Statement sections entitled "Election of Directors," and "Management."


                        ITEM 11 - EXECUTIVE COMPENSATION

    Incorporated by reference from the Proxy Statement sections entitled "Executive Compensation."


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

                                    PART IV

   ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Form 10-K.

     1.       Consolidated Financial Statements:

              Report of Independent Public Accountants

              Consolidated Balance Sheets as of December 31, 1996 and 1995.

              Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994.

              Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994.

              Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

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

     3.       The exhibits listed on the "Index to Exhibits" on pages 53 through 54 are filed with this Form 10-K or incorporated by reference as set forth below.

(b) The following reports on Form 8-K were filed during the quarter ended December 31, 1996.

              None.

(c) The exhibits listed on the "Index to Exhibits" on pages 53 through 54 are filed with this Form 10-K or incorporated by reference as set forth below.

(d)  Additional Financial Statement Schedules.

              None.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER   EXHIBIT
------   -------
3.1   -  Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended March 30, 1996).
3.2   -  Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.4 to Lear's Registration Statement on
         Form S-1 (No. 33-52565)).
4.1   -  Indenture dated as of July 1, 1996 by and between the Company and the Bank of New York, as trustee, relating to the 9  1/2%
         Subordinated Notes due 2006 (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for
         the quarter ended September 28, 1996).
4.2   -  Indenture dated as of February 1, 1994 by and between Lear and The First National Bank of Boston, as Trustee, relating to the 8  1/4% Subordinated Notes (incorporated by reference to Exhibit 4.1 to the Company's Transition Report on Form 10-K
         filed on March 31, 1994).
4.3   -  Indenture dated as of July 15, 1992 by and between Lear and The Bank of New York, as Trustee, relating to the 11  1/4%
         Senior Subordinated Notes (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1
         (No. 33-47867)).
10.1  -  $1,800,000 Amended and Restated Credit and Guarantee Agreement dated as of December 20, 1996 (the "Credit Agreement")
         among the Company, Lear Corporation Canada Ltd., the foreign subsidiary borrowers named therein, the several financial institutions party thereto (collectively, the "Lenders"), The Chase Manhattan Bank, as general administrative agent for the Lenders and The Bank of Nova Scotia, as Canadian administrative agent for the Lenders, filed herewith.
10.2  -  The Amended and Restated Revolving Term Credit Facility among Lear Corporation Canada Ltd., AII Automotive Industries
         Canada, Inc. and The Bank of Nova Scotia dated as of July 11, 1996, filed herewith.
10.3  -  Employment Agreement dated March 20, 1995 between the Company and Kenneth L. Way (incorporated by reference to Exhibit
         10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).
10.4  -  Employment Agreement dated March 20, 1995 between the Company and Robert E. Rossiter (incorporated by reference to
         Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).
10.5  -  Employment Agreement dated March 20, 1995 between the Company and James H. Vandenberghe (incorporated by reference to
         Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).
10.6  -  Employment Agreement dated March 20, 1995 between the Company and Terrence E. O'Rourke, filed herewith.
10.7  -  Employment Agreement dated March 20, 1995 between the Company and Gerald G. Harris,  filed herewith.
10.8  -  Stock Option Agreement dated as of September 29, 1988 between the Company and certain management investors (the "Management
         Investors") (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (No. 33-25256)).
10.9  -  Amendment to Stock Option Agreement dated as of March 2, 1995 between the Company and Kenneth L. Way (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 1995).
10.10 -  Amendment to Stock Option Agreement dated as of March 2, 1995 between the Company and Robert E. Rossiter (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 1995).
10.11 -  Amendment to Stock Option Agreement dated as of March 2, 1995 between the Company and James H. Vandenberghe (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 1995).
10.12 -  Amendment to Stock Option Agreement dated as of March 2, 1995 between the Company and James A. Hollars (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 1995).
10.13 -  Amendment to Stock Option Agreement dated as of March 2, 1995 between the Company and Randal T. Murphy (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 1995).
10.14 -  Lear's 1992 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for
         the year ended June 30, 1993).

EXHIBIT
NUMBER   EXHIBIT
------   -------
10.15 -  Amendment to Lear's 1992 Stock Option Plan (incorporated by reference to Exhibit 10.26 to the Company's Transition Report
         on Form 10-K filed on March 31, 1994).
10.16 -  Lear's 1994 Stock Option Plan (incorporated by reference to Exhibit 10.27 to the Company's Transition Report on Form 10-K
         filed on March 31, 1994).
10.17 -  Lear's 1996 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form
         S-8 (No. 333-03383)).
10.18 -  Lear's Long-Term Stock Incentive Plan, filed herewith.
10.19 -  Masland Holdings, Inc. 1991 Stock Purchase and Option Plan (incorporated by reference to Exhibit 99.4 to the Company's
         Current Report on Form 8-K dated June 27, 1996).
10.20 -  Masland Corporation 1993 Stock Option Incentive Plan (incorporated by reference to Exhibit 99.5 to the Company's Current
         Report on Form 8-K dated June 27, 1995).
10.21 -  Lear Corporation Outside Directors Compensation Plan, filed herewith.
10.22 -  Lear's Supplemental Executive Retirement Plan, dated as of January 1, 1995 (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).
10.23 -  Share Purchase Agreement dated as of December 10, 1996, between the Company and Borealis Holding AB, filed herewith.
10.24 -  Agreement and Plan of Merger dated as of May 23, 1996, by and among the Company, PA Acquisition Corp. and Masland
         Corporation (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-3 (No. 333-05809)).
10.25 -  Agreement and Plan of Merger dated as of July 16, 1995, among the Company, AIHI Acquisition Corp. and Automotive
         Industries Holding, Inc. (incorporated by reference to the Exhibit 2.1 to the Company's Current Report on Form 8-K dated
         August 17, 1995).
11.1  -  Computation of income (loss) per share, filed herewith.
21.1  -  List of subsidiaries of the Company, filed herewith.
23.1  -  Consent of independent public accountants, filed herewith.
27.1  -  Financial Data Schedule, filed herewith.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 1997.

Lear Corporation



By:      /s/ Kenneth L. Way
         --------------------------
         Kenneth L. Way
         Chairman of the Board and
         Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Lear Corporation and in the capacities indicated on March 27, 1997.

         /s/ Kenneth L. Way                    /s/ Roy E. Parrott
         ----------------------------------    ----------------------
         Kenneth L. Way                        Roy E. Parrott
         Chairman of the Board and             a Director
         Chief Executive Officer


         /s/ James H. Vandenberghe             /s/ Robert W. Shower
         ----------------------------------    ----------------------
         James H. Vandenberghe                 Robert W. Shower
         Executive Vice President,             a Director
         Chief Financial Officer
         and a Director

         /s/ Robert E. Rossiter                /s/ David P. Spalding
         ----------------------------------    ----------------------
         Robert E. Rossiter                    David P. Spalding
         President, Chief Operating Officer    a Director
         and a Director

                                               /s/ James A. Stern
         ----------------------------------    ----------------------
         Gian Andrea Botta                     James A. Stern
         a Director                            a Director


         /s/ Irma B. Elder                     /s/ Alan H. Washkowitz
         ----------------------------------    ----------------------
         Irma B. Elder                         Alan H. Washkowitz
         a Director                            a Director

         /s/ Larry W. McCurdy
         ----------------------------------
         Larry W. McCurdy
         a Director