Form 10-Q
period 1997-03-29
LEAR CORP /DE/
filed 1997-05-08
CIK 842162

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended MARCH 29, 1997

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                  to                      .
                              -----------------    ---------------------

COMMISSION FILE NUMBER:         1-11311


                                LEAR CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                           DELAWARE                                          13-3386776
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer Identification No.)

             21557 TELEGRAPH ROAD, SOUTHFIELD, MI                            48086-5008
           (Address of principal executive offices)                          (zip code)

                                 (810) 746-1500
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No
                                              ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Approximate number of shares of Common Stock, $0.01 par value per share,
outstanding at April 30, 1997:   66,022,835

                                LEAR CORPORATION

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 29, 1997

                                     INDEX




Part I - Financial Information:                                                 Page No.
                                                                                --------
   Item 1 - Consolidated Financial Statements

      Introduction to the Consolidated Financial Statements                         3

      Consolidated Balance Sheets - March 29, 1997 and
         December 31, 1996                                                          4

      Consolidated Statements of Income - Three Month Periods
         ended March 29, 1997 and March  30, 1996                                   5

      Consolidated Statements of Cash Flows - Three Month
         Periods ended March 29, 1997 and March 30, 1996                            6

      Notes to the Consolidated Financial Statements                                7

   Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations                         11

Part II - Other Information:

   Item 6 - Exhibits and Reports on Form 8-K                                       15

Signatures                                                                         16

Exhibit Index                                                                      17

                                LEAR CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

INTRODUCTION TO THE CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements of Lear Corporation and subsidiaries (the "Company") have been prepared by Lear Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the period ended December 31, 1996.

The financial information presented reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of operations and statements of financial position for the interim periods presented. These results are not necessarily indicative of a full year's results of operations.

                       LEAR CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)


                                                                                       March 29,     Dec. 31,
                                                                                         1997         1996
                                                                                      -----------  -----------
                                                                                      (Unaudited)
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                                             $   16.3     $   26.0
 Accounts receivable, net                                                                 983.6        909.6
 Inventories                                                                              187.7        200.0
 Recoverable customer engineering and tooling                                             115.7        113.9
 Other                                                                                    122.9         97.9
                                                                                       --------     --------
                                                                                        1,426.2      1,347.4
                                                                                       --------     --------
LONG-TERM ASSETS:
 Property, plant and equipment, net                                                       841.7        866.3
 Goodwill, net                                                                          1,431.7      1,448.2
 Other                                                                                    160.8        154.9
                                                                                       --------     --------
                                                                                        2,434.2      2,469.4
                                                                                       --------     --------
                                                                                       $3,860.4     $3,816.8
                                                                                       ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Short-term borrowings                                                                 $   10.5     $   10.3
 Accounts payable                                                                       1,004.0        960.5
 Accrued liabilities                                                                      560.7        520.2
 Current portion of long-term debt                                                          9.7          8.3
                                                                                       --------     --------
                                                                                        1,584.9      1,499.3
                                                                                       --------     --------
LONG-TERM LIABILITIES:
 Deferred national income taxes                                                            43.6         49.6
 Long-term debt                                                                         1,001.6      1,054.8
 Other                                                                                    194.1        194.4
                                                                                       --------     --------
                                                                                        1,239.3      1,298.8
                                                                                       --------     --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value, 150,000,000 authorized;
   65,988,015 issued at March  29, 1997 and
   65,586,129 issued at December 31, 1996                                                    .7           .7
 Additional paid-in capital                                                               836.2        834.5
 Notes receivable from sale of common stock                                                 (.6)         (.6)
 Less- Common stock held in treasury, 10,230 shares at cost                                 (.1)         (.1)
 Retained earnings                                                                        236.0        194.1
 Minimum pension liability adjustment                                                      (1.0)        (1.0)
 Cumulative translation adjustment                                                        (35.0)        (8.9)
                                                                                       --------     --------
                                                                                        1,036.2      1,018.7
                                                                                       --------     --------
                                                                                       $3,860.4     $3,816.8
                                                                                       ========     ========

      The accompanying notes are an integral part of these balance sheets.

                       LEAR CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                         Three Months Ended
                                                       ----------------------
                                                       March 29,    March 30,
                                                         1997          1996
                                                       --------      --------
                                                            (Unaudited)
Net sales                                              $1,724.0      $1,405.8
Cost of sales                                           1,546.1       1,285.2
Selling, general and administrative expenses               66.1          43.3
Amortization of goodwill                                    9.7           7.3
                                                       --------      --------
     Operating income                                     102.1          70.0
Interest expense                                           27.2          24.4
Other expense, net                                          5.5           3.1
                                                       --------      --------
     Income before provision for
     national income taxes                                 69.4          42.5
Provision for national income taxes                        27.5          16.7
                                                       --------      --------
     Net income                                        $   41.9      $   25.8
                                                       ========      ========
     Net income per common share                       $    .62      $    .43
                                                       ========      ========

        The accompanying notes are an integral part of these statements.

                       LEAR CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)


                                                                             Three Months Ended
                                                                     --------------------------------
                                                                          March 29,       March 30,
                                                                            1997           1996
                                                                     --------------  -----------------
                                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $  41.9         $ 25.8
Adjustments to reconcile net income to net cash provided
by operating activities:
  Depreciation and amortization of goodwill                                  43.5           33.2
  Amortization of deferred financing fees                                      .9             .8
  Other, net                                                                 (5.5)          (7.2)
  Change in working capital items                                           (36.5)         (30.0)
                                                                          -------         ------
    Net cash provided by operating activities                                44.3           22.6
                                                                          -------         ------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment                                  (32.6)         (33.7)
Other, net                                                                   (3.1)           3.0
                                                                          -------         ------
    Net cash used in investing activities                                   (35.7)         (30.7)
                                                                          -------         ------
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in long-term debt, net                                               (52.6)          (4.5)
Increase (decrease) in cash overdrafts                                       17.1            (.4)
Short-term borrowings, net                                                    1.1             .4
Other, net                                                                    1.3             .7
                                                                          -------         ------
    Net cash used in financing activities                                   (33.1)          (3.8)
                                                                          -------         ------
Effect of foreign currency translation                                       14.8            (.6)
                                                                          -------         ------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                      (9.7)         (12.5)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             26.0           34.1
                                                                          -------         ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $  16.3         $ 21.6
                                                                          =======         ======
CHANGES IN WORKING CAPITAL:
Accounts receivable                                                       $(126.0)        $(43.5)
Inventories                                                                   6.9           18.2
Accounts payable                                                             64.9           20.5
Accrued liabilities and other                                                17.7          (25.2)
                                                                          -------         ------
                                                                          $ (36.5)        $(30.0)
                                                                          =======         ======
SUPPLEMENTARY DISCLOSURE:
Cash paid for interest                                                    $  36.5         $ 34.3
                                                                          =======         ======
Cash paid for income taxes                                                $  20.5         $ 16.4
                                                                          =======         ======

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

(2) ACQUISITION OF MASLAND CORPORATION AND PRO FORMA FINANCIAL DATA

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

     The Masland Acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed in the acquisition have been reflected in the accompanying consolidated balance sheets and the operating results of Masland have been included in the consolidated financial statements since the date of acquisition.

     The following pro forma unaudited financial data is presented to illustrate the estimated effects of (i) the Masland Acquisition (including the refinancing of certain debt of Masland pursuant to the Company's prior revolving senior credit facility (the "Prior $1.5 billion Credit Agreement")),
(ii) the completion of a second revolving credit facility (the "Prior $300 million Credit Agreement"), and (iii) the issuance of 7,500,000 shares of the Company's common stock and the issuance of $200.0 million aggregate principal amount of the Company's 9 1/2% Subordinated Notes in July, 1996, and the application of the net proceeds to the Company therefrom to repay indebtedness outstanding under the Company's Prior $1.5 billion Credit Agreement, a portion of which was incurred to finance the Masland Acquisition, (collectively, the "Pro Forma Transactions") as if the Pro Forma Transactions had occurred at the beginning of the quarter ending March 30, 1996 (unaudited; in millions, except per share data):


                Net sales                               $1,527.3
                Net income                                  27.9
                Net income per common share                  .41

                       LEAR CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(3)  INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined principally using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories are comprised of the following (in millions):


                                                       March 29,    Dec. 31,
                                                         1997        1996
                                                         ----        ----
        Raw materials                                 $  127.5     $  124.7
        Work-in-process                                   26.7         25.0
        Finished goods                                    33.5         50.3
                                                      --------     --------
                                                      $  187.7     $  200.0
                                                      ========     ========

(4)   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Depreciable property is depreciated over the estimated useful lives of the assets, using principally the straight-line method. A summary of property, plant and equipment is shown below (in millions):


                                                       March 29,    Dec. 31,
                                                         1997        1996
                                                         ----        ----
        Land                                          $   52.3     $   52.3
        Buildings and improvements                       289.6        287.6
        Machinery and equipment                          832.9        836.8
                                                      --------     --------
        Total property, plant and equipment            1,174.8      1,176.7
        Less accumulated depreciation                   (333.1)      (310.4)
                                                      --------     --------
        Net property, plant and equipment             $  841.7     $  866.3
                                                      ========     ========

                       LEAR CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(5)   LONG-TERM DEBT

     Long term debt is comprised of the following (in millions):


                                      March 29,  Dec. 31,
                                        1997       1996
                                      ---------  ---------
Credit agreements                     $   450.3  $   481.3
Industrial revenue bonds                   22.6       22.6
Other                                      68.4       89.2
                                      ---------  ---------
                                          541.3      593.1
Less- Current portion                      (9.7)      (8.3)
                                      ---------  ---------
                                          531.6      584.8
                                      ---------  ---------
 9 1/2 % Subordinated Notes               200.0      200.0
 8 1/4 % Subordinated Notes               145.0      145.0
 11 1/4 % Senior Subordinated Notes       125.0      125.0
                                      ---------  ---------
                                          470.0      470.0
                                      ---------  ---------
                                      $ 1,001.6  $ 1,054.8
                                      =========  =========

(6) COMMON SHARES OUTSTANDING

     The weighted average number of shares of common stock outstanding is as follows for the periods presented:


                                 Three Months Ended
                               ----------------------
                               March 29,   March 30,
                                  1997        1996
                               ----------  ----------
                Primary        68,047,031  59,914,896

                Fully Diluted  68,047,031  59,971,374

                       LEAR CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(7) FINANCIAL ACCOUNTING STANDARDS

     During 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which changes the calculation of earnings per share to be more consistent with countries outside of the United States. In general, the statement requires two calculations of earnings per share to be disclosed, basic EPS and diluted EPS. Basic EPS is to be computed using only weighted average shares outstanding. Diluted EPS is to be computed using the average share price for the period when calculating the dilution of options and warrants. This statement must be adopted by the Company in its December 31, 1997 consolidated financial statements and early adoption is not permitted. If this statement had been adopted for the periods presented, the net income and per share amounts would have been as follows (unaudited; in millions, except per share data):



                                  Three Months Ended
                            ------------------------------
                            March 29, 1997  March 30, 1996
                            --------------  --------------
Net income                       $41.9           $25.8
                                 =====           =====
Basic net income per share       $ .64           $ .46
                                 =====           =====
Diluted net income per
share                            $ .62           $ .43
                                 =====           =====

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 29, 1997 VS. THREE MONTHS ENDED MARCH 30, 1996.

     Net sales of $1,724.0 million in the quarter ended March 29, 1997 surpassed the first quarter of 1996 by $318.2 million or 22.6%. Net sales as compared to the prior year benefited from the June 1996 acquisition of Masland Corporation ("Masland") and the December 1996 acquisition of Borealis Industrier, AB ("Borealis") which collectively accounted for $207.6 million of the increase. Further contributing to the overall increase in sales was new business introduced globally within the past year and the incremental volume and content on mature programs in North America and South America.

     Net sales in the United States and Canada of $1,161.6 million in the first quarter of 1997 exceeded the comparable period in the prior year by $245.0 million or 26.7%. Sales in the current quarter benefited from the contribution of $149.3 million in sales from the Masland acquisition, introduction within the past twelve months of new Ford and Chrysler truck programs and vehicle production increases by domestic automotive manufacturers on established programs.

     Net sales in Europe of $415.1 million increased by $32.2 million or 8.4% in the first quarter of 1997 as compared to the first quarter of 1996. Sales in the quarter ended March 29, 1997 benefited from $47.7 million in sales from the Borealis acquisition. Partially offsetting the increase in sales were unfavorable exchange rate fluctuations in Germany and Sweden and a modest downturn on industry build schedules for carryover programs.

     Net sales of $147.3 million in the Company's remaining geographic regions, consisting of Mexico, South America, the Asia/Pacific Rim region and South Africa surpassed the first quarter of the prior year by $41.0 million or 38.6%. Sales in the first quarter of 1997 benefited from increased Fiat and Volkswagen programs in South America and $10.6 million in sales from a Masland operation in Mexico. Partially offsetting the increase in sales was reduced market demand for existing General Motors truck and Ford passenger car programs in Mexico.

     Gross profit (net sales less cost of sales) and gross margin (gross profit as a percentage of net sales) were $177.9 million and 10.3% for the first quarter of 1997 as compared to $120.6 million and 8.6% in the comparable period of 1996. Gross profit in the current quarter reflects the contribution of the Masland and Borealis acquisitions coupled with the benefits derived from the overall growth in new and ongoing programs.

     Selling, general and administrative expenses as a percentage of net sales increased to 3.8% in the first quarter of 1997 as compared to 3.1% in the first quarter of 1996. Actual expenditures increased in comparison to the comparable period of the prior year due to the inclusion of Masland and Borealis operating expenses as well as support expenses associated with established and potential business opportunities.

     Operating income and operating margin were $102.1 million and 5.9% for the first quarter of 1997 as compared to $70.0 million and 5.0% for the first quarter of 1996. For the quarter ended March 29, 1997, operating income benefited from the acquisition of Masland, increased market demand and content on domestic car and light truck programs and improved performances at certain South America and Asia/Pacific Rim operations. Partially offsetting the increase in operating income were design, development and administrative expenses, program expenses for recently opened facilities in South America and the Asia/Pacific Rim region and the results of certain of the Company's European operations. Non-cash depreciation and amortization charges were $43.5 million and $33.2 million for the first quarter of 1997 and 1996, respectively.

     For the quarter ended March 29, 1997, interest expense increased over the first quarter of 1996 by $2.8 million largely as a result of interest incurred on additional debt utilized to finance the Masland and Borealis acquisitions.

     Other expenses for the current quarter, which include state and local taxes, foreign exchange, minority interests in consolidated subsidiaries, equity in net income of affiliates and other non-operating expenses, increased in comparison to the first quarter of the prior year as increases in the provisions for minority interest and state and local taxes more than offset foreign exchange gains.

     Net income for the first quarter of 1997 was $41.9 million, or $.62 per share, as compared to $25.8 million, or $.43 per share, in the corresponding quarter in the prior year. The provision for income taxes in the current quarter was $27.5 million, or an effective tax rate of 39.6% as compared to $16.7 million, or an effective tax rate of 39.3% in the previous year. Earnings per share increased in the first quarter of 1997 by 44.2% despite an increase in the weighted average number of shares outstanding of approximately
8.0 million shares.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial position continued to strengthen during the first quarter of 1997. Strong cash flows from operations resulted in a total debt to total capitalization ratio of 49.7% at March 29, 1997, down from 51.3% at December 31, 1996.

     The Company has a $1.8 billion multicurrency revolving credit facility (the "Credit Agreement"). As of March 29, 1997, the Company had $450.3 million outstanding under the Credit Agreement, and an additional $38.5 million was committed under outstanding letters of credit, resulting in $1.3 billion unused and available.

     The Credit Agreement matures on September 30, 2001 and borrowings thereunder may be used for general corporate purposes. The Credit Agreement is guaranteed by certain of the Company's significant domestic subsidiaries and secured by a pledge of the capital stock of certain of the Company's domestic and foreign subsidiaries. In addition to debt outstanding under the Credit Agreement, the Company had an additional $571.5 million of debt, including short-term borrowings, primarily consisting of $470.0 million of subordinated debentures due between 2000 and 2006. As of March 29, 1997 the Company had $16.3 million of cash and cash equivalents. The Company's scheduled principal payments on long-term debt are $8.0, $49.4,

$6.6, $130.8 and $452.0 million in the remainder of 1997, 1998, 1999, 2000 and
2001, respectively.

     Net cash provided by operating activities increased to $44.3 million for the quarter ended March 29,1997 compared to $22.6 million during the same period in 1996. Net income increased by 62%, from $25.8 million to $41.9 million, as a result of increased activity relating to the Masland acquisition, new business awarded and increased volumes on existing business. In addition, net income includes non-cash depreciation and goodwill amortization charges which increased by $10.3 million, from $33.2 million to $43.5 million, primarily as a result of the Masland and Borealis acquisitions. Cash flow provided by net income and non-cash expenses was partially offset by the net change in working capital.

     The change in working capital resulted in a net use of $36.5 million and $30.0 million for the first quarter of 1997 and 1996, respectively. Combined with the increase in cash overdrafts, the working capital resulted in only a $19.4 million use in the first quarter of 1997 compared to a $30.4 million use for the same period in 1996.

     Cash used in investing activities was $35.7 million in the first quarter of 1997 versus $30.7 million in the same period of 1996. Capital expenditures were $32.6 million in the first quarter of 1997 down slightly from $33.7 million in the first quarter of 1996. The Company currently anticipates approximately $190 million in capital expenditures during fiscal 1997.

     The Company believes that cash flows from operations and available credit facilities will be sufficient to meet its debt service obligations, projected capital expenditures and working capital requirements.

ACCOUNTING POLICIES

     During 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which changes the calculation of earnings per share to be more consistent with countries outside of the United States. The Company expects to adopt this statement in its December 31, 1997 consolidated financial statements. The impact of adoption on the first quarter 1997 and 1996 financial statements is disclosed in Note 7 to its March 29, 1997 quarterly financial statements included herein.

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

                                LEAR CORPORATION

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.
         27.1  Financial Data Schedule for the Quarter Ended March 29, 1997.

     (b) Reports on Form 8-K.
         No exhibits or reports on Form 8-K were filed during the quarter ended March 29, 1997.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.




LEAR CORPORATION



Dated: May 8, 1997  By:  /s/  Donald J. Stebbins
                         -----------------------
                         Donald J. Stebbins
                         Senior Vice President,
                         Chief Financial Officer
                         and Treasurer

                                LEAR CORPORATION
                                   FORM 10-Q
                                 EXHIBIT INDEX
                      FOR THE QUARTER ENDED MARCH 29, 1997



EXHIBIT
NUMBER
-------

27.1            Financial Data Schedule for the Quarter Ended March 29, 1997.