Form 10-Q
period 1997-06-28
LEAR CORP /DE/
filed 1997-08-12
CIK 842162

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                         ------------------------------

                                   FORM 10-Q

(Mark One)
      [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 1997

                                       OR

      [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

COMMISSION FILE NUMBER: 1-11311

                                LEAR CORPORATION
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
                        (State or other jurisdiction of
                         incorporation or organization)

                      21557 TELEGRAPH ROAD, SOUTHFIELD, MI
                    (Address of principal executive offices)

                                   13-3386776
                      (I.R.S. Employer Identification No.)

                                   48086-5008
                                   (zip code)

                                 (248) 746-1500
              (Registrant's telephone number, including area code)

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

     Number of shares of Common Stock, $0.01 par value per share, outstanding at July 31, 1997: 66,330,112

================================================================================

                                LEAR CORPORATION
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 28, 1997

                                     INDEX

                                                                                      PAGE NO.
                                                                                      --------
Part I -- Financial Information:
  Item 1 -- Consolidated Financial Statements
     Introduction to the Consolidated Financial Statements.........................       3
     Consolidated Balance Sheets -- June 28, 1997 and December 31, 1996............       4
     Consolidated Statements of Income -- Three and Six Month Periods ended June
      28, 1997 and June 29, 1996...................................................       5
     Consolidated Statements of Cash Flows -- Six Month Periods ended June 28, 1997
      and June 29, 1996............................................................       6
     Notes to the Consolidated Financial Statements................................       7
  Item 2 -- Management's Discussion and Analysis of Financial Condition and Results
     of Operations.................................................................      11
Part II -- Other Information:
  Item 4 -- Submission of Matters to a Vote of Security Holders....................      15
  Item 6 -- Exhibits and Reports on Form 8-K.......................................      16
Signatures.........................................................................      17

                                LEAR CORPORATION

                        PART I -- FINANCIAL INFORMATION

ITEM 1 -- CONSOLIDATED FINANCIAL STATEMENTS

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

     The financial information presented reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. These results are not necessarily indicative of a full year's results of operations.

                       LEAR CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                         JUNE 28,      DECEMBER 31,
                                                                           1997            1996
                                                                        -----------    ------------
                                                                        (UNAUDITED)
                               ASSETS
CURRENT ASSETS:
  Cash and cash equivalents..........................................    $    16.5       $   26.0
  Accounts receivable, net...........................................      1,102.6          909.6
  Inventories........................................................        190.5          200.0
  Recoverable customer engineering and tooling.......................        124.0          113.9
  Other..............................................................         93.5           97.9
                                                                        ----------     ----------
                                                                           1,527.1        1,347.4
                                                                        ----------     ----------
LONG-TERM ASSETS:
  Property, plant and equipment, net.................................        868.4          866.3
  Goodwill, net......................................................      1,452.8        1,448.2
  Other..............................................................        166.6          154.9
                                                                        ----------     ----------
                                                                           2,487.8        2,469.4
                                                                        ----------     ----------
                                                                         $ 4,014.9       $3,816.8
                                                                        ==========     ==========
                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings..............................................    $    24.5       $   10.3
  Accounts payable...................................................      1,050.4          960.5
  Accrued liabilities................................................        601.7          520.2
  Current portion of long-term debt..................................          9.7            8.3
                                                                        ----------     ----------
                                                                           1,686.3        1,499.3
                                                                        ----------     ----------
LONG-TERM LIABILITIES:
  Deferred national income taxes.....................................         43.8           49.6
  Long-term debt.....................................................        994.1        1,054.8
  Other..............................................................        185.8          194.4
                                                                        ----------     ----------
                                                                           1,223.7        1,298.8
                                                                        ----------     ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 150,000,000 authorized; 66,252,554 issued at June 28, 1997 and 65,586,129 issued at December 31,
     1996............................................................           .7             .7
  Additional paid-in capital.........................................        844.6          834.5
  Notes receivable from sale of common stock.........................          (.5)           (.6)
  Less -- Common stock held in treasury, 10,230 shares at cost.......          (.1)           (.1)
  Retained earnings..................................................        297.1          194.1
  Minimum pension liability adjustment...............................         (1.0)          (1.0)
  Cumulative translation adjustment..................................        (35.9)          (8.9)
                                                                        ----------     ----------
                                                                           1,104.9        1,018.7
                                                                        ----------     ----------
                                                                         $ 4,014.9       $3,816.8
                                                                        ==========     ==========

      The accompanying notes are an integral part of these balance sheets.

                       LEAR CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED, IN MILLIONS, EXCEPT PER SHARE DATA)

                                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                                         --------------------    --------------------
                                                         JUNE 28,    JUNE 29,    JUNE 28,    JUNE 29,
                                                           1997        1996        1997        1996
                                                         --------    --------    --------    --------
Net sales.............................................   $1,839.3    $1,618.7    $3,563.3    $3,024.5
Cost of sales.........................................    1,625.8     1,451.8     3,171.9     2,737.0
Selling, general and administrative expenses..........       67.2        49.0       133.3        92.3
Amortization of goodwill..............................        9.7         7.4        19.4        14.7
                                                         --------    --------    --------    --------
  Operating income....................................      136.6       110.5       238.7       180.5
Interest expense......................................       26.7        23.1        53.9        47.5
Other expense, net....................................        7.3         3.9        12.8         7.0
                                                         --------    --------    --------    --------
  Income before provision for national income taxes...      102.6        83.5       172.0       126.0
Provision for national income taxes...................       41.5        33.4        69.0        50.1
                                                         --------    --------    --------    --------
  Net income..........................................   $   61.1    $   50.1    $  103.0    $   75.9
                                                          =======     =======     =======     =======
  Net income per common share.........................   $    .89    $    .83    $   1.51    $   1.26
                                                          =======     =======     =======     =======

        The accompanying notes are an integral part of these statements.

                       LEAR CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN MILLIONS)

                                                                               SIX MONTHS ENDED
                                                                             --------------------
                                                                             JUNE 28,    JUNE 29,
                                                                               1997        1996
                                                                             --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..............................................................   $  103.0    $   75.9
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization of goodwill............................       87.3        67.7
     Amortization of deferred financing fees..............................        1.7         1.6
     Other, net...........................................................      (20.1)        (.1)
     Change in working capital items, net.................................      (48.4)      (19.3)
                                                                             --------    --------
       Net cash provided by operating activities..........................      123.5       125.8
                                                                             --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment..............................      (75.1)      (64.9)
  Acquisitions, net.......................................................      (59.1)     (306.4)
  Other, net..............................................................        1.4         1.9
                                                                             --------    --------
       Net cash used in investing activities..............................     (132.8)     (369.4)
                                                                             --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in long-term debt, net...........................................      (56.2)      260.1
  Increase (decrease) in cash overdrafts..................................       38.7        (8.0)
  Short-term borrowings, net..............................................       10.8        (5.4)
  Other, net..............................................................        3.5          .5
                                                                             --------    --------
       Net cash provided by (used in) financing activities................       (3.2)      247.2
                                                                             --------    --------
Effect of foreign currency translation....................................        3.0        (5.7)
                                                                             --------    --------
NET CHANGE IN CASH AND CASH EQUIVALENTS...................................       (9.5)       (2.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........................       26.0        34.1
                                                                             --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................................   $   16.5    $   32.0
                                                                             ========    ========
CHANGES IN WORKING CAPITAL, net of impact of acquisitions:
  Accounts receivable.....................................................   $ (234.1)   $ (141.0)
  Inventories.............................................................        5.2        15.7
  Accounts payable........................................................       89.5       124.1
  Accrued liabilities and other...........................................       91.0       (18.1)
                                                                             --------    --------
                                                                             $  (48.4)   $  (19.3)
                                                                             ========    ========
SUPPLEMENTARY DISCLOSURE:
  Cash paid for interest..................................................   $   53.2    $   46.8
                                                                             ========    ========
  Cash paid for income taxes..............................................   $   41.7    $   41.6
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

(2) ACQUISITION OF MASLAND CORPORATION AND PRO FORMA FINANCIAL DATA

     On June 27, 1996, the Company, through a wholly owned subsidiary ("PA Acquisition Corp."), acquired 97% of the issued and outstanding shares of common stock of Masland Corporation ("Masland") pursuant to an offer to purchase which was commenced on May 30, 1996. On July 1, 1996, the remaining issued and outstanding shares of common stock of Masland were acquired and PA Acquisition Corp. merged with and into Masland, such that Masland became a wholly-owned subsidiary of the Company. The aggregate purchase price for the acquisition of Masland (the "Masland Acquisition") was $475.7 million (including the assumption of $80.7 million of Masland's existing net indebtedness and $10.0 million in fees and expenses). Masland was a leading supplier of floor and acoustic systems to the North American automotive market. Masland also was a major supplier of interior luggage compartment trim components and other acoustical products which are designed to minimize noise, vibration and harshness for passenger cars and light trucks.

     The Masland Acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed in the acquisition have been reflected in the accompanying consolidated balance sheets and the operating results of Masland have been included in the consolidated financial statements since the date of acquisition.

     The following pro forma unaudited financial data is presented to illustrate the estimated effects of (i) the Masland Acquisition (including the refinancing of certain debt of Masland pursuant to the Company's prior revolving senior credit facilities (the "Prior $1.8 billion Credit Agreements")), and (ii) the issuance of 7,500,000 shares of the Company's common stock and the issuance of $200.0 million aggregate principal amount of the Company's 9 1/2% Subordinated Notes in July, 1996, and the application of the net proceeds to the Company therefrom to repay indebtedness outstanding under the Company's Prior $1.5 billion Credit Agreement, a portion of which was incurred to finance the Masland Acquisition, (collectively, the "Pro Forma Transactions") as if the Pro Forma Transactions had occurred as of January 1, 1996 (unaudited; in millions, except per share data):

                                                       THREE MONTHS ENDED,    SIX MONTHS ENDED,
                                                          JUNE 29, 1996         JUNE 29, 1996
                                                       -------------------    -----------------
        Net sales...................................        $ 1,758.9             $ 3,286.2
        Net income..................................        $    49.8             $    77.7
        Net income per common share.................        $     .73             $    1.15

(3) ACQUISITION OF DUNLOP COX

     On June 5, 1997, the Company acquired all of the outstanding shares of common stock of Dunlop Cox Limited ("Dunlop Cox") for approximately $60 million (the "Dunlop Cox Acquisition"). Dunlop Cox, based in Nottingham, England, provides Lear with the ability to design and manufacture manual and electronically-powered automotive seat adjusters. For the year ended December 31, 1996, Dunlop Cox had sales of approximately $39 million. The Dunlop Cox Acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed have been reflected at their estimated fair market value in the accompanying balance sheet as of June 28, 1997. The operations of Dunlop Cox from the acquisition date were not material to the consolidated statement of income of the Company.

                       LEAR CORPORATION AND SUBSIDIARIES

(4) INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined principally using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories are comprised of the following (in millions):

                                                                    JUNE 28,    DECEMBER 31,
                                                                      1997          1996
                                                                    --------    ------------
        Raw materials............................................    $125.5        $124.7
        Work-in-process..........................................      21.0          25.0
        Finished goods...........................................      44.0          50.3
                                                                     ------        ------
                                                                     $190.5        $200.0
                                                                     ======        ======

(5) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Depreciable property is depreciated over the estimated useful lives of the assets, using principally the straight-line method. A summary of property, plant and equipment is shown below (in millions):

                                                                   JUNE 28,    DECEMBER 31,
                                                                     1997          1996
                                                                   --------    ------------
        Land....................................................   $   55.5      $   52.3
        Buildings and improvements..............................      303.6         287.6
        Machinery and equipment.................................      869.2         836.8
                                                                   --------      --------
        Total property, plant and equipment.....................    1,228.3       1,176.7
        Less accumulated depreciation...........................     (359.9)       (310.4)
                                                                   --------      --------
        Net property, plant and equipment.......................   $  868.4      $  866.3
                                                                   ========      ========

(6) LONG-TERM DEBT

     Long term debt is comprised of the following (in millions):

                                                                    JUNE 28,    DECEMBER 31,
                                                                      1997          1996
                                                                    --------    ------------
        Credit agreements........................................    $441.1       $  481.3
        Industrial revenue bonds.................................      32.0           22.6
        Other....................................................      60.7           89.2
                                                                     ------       --------
                                                                      533.8          593.1
        Less -- Current portion..................................      (9.7)          (8.3)
                                                                     ------       --------
                                                                      524.1          584.8
                                                                     ------       --------
          9 1/2% Subordinated Notes..............................     200.0          200.0
          8 1/4% Subordinated Notes..............................     145.0          145.0
          11 1/4% Senior Subordinated Notes......................     125.0          125.0
                                                                     ------       --------
                                                                      470.0          470.0
                                                                     ------       --------
                                                                     $994.1       $1,054.8
                                                                     ======       ========

     On July 15, 1997, the Company redeemed all of its 11 1/4% Senior Subordinated Notes due 2000 at par using borrowings under its existing $1.8 billion multi-currency revolving credit facility with a syndicate of lenders (the "Credit Agreement").

                       LEAR CORPORATION AND SUBSIDIARIES

(7)  COMMON SHARES OUTSTANDING

     The weighted average number of shares of common stock outstanding is as follows for the periods presented:

                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                    ------------------------    ------------------------
                                     JUNE 28,      JUNE 29,      JUNE 28,      JUNE 29,
                                       1997          1996          1997          1996
                                     --------      --------      --------      --------
Primary.........................    68,070,273    60,060,508    68,059,280    59,984,438
Fully Diluted...................    68,282,638    60,078,101    68,248,762    60,052,761

(8)  FINANCIAL INSTRUMENTS

     The Company uses derivative financial instruments selectively to offset exposures to market risks arising from changes in foreign exchange rates and interest rates. Derivative financial instruments currently utilized by the Company primarily include forward foreign exchange contracts and interest rate swaps.

     Certain foreign currency contracts entered into by the Company qualify for hedge accounting as only firm commitments to purchase raw materials in a foreign currency are hedged. Gains and losses from these contracts are deferred and generally recognized in cost of sales as of the settlement date. Other foreign currency contracts entered into by the Company, which do not receive hedge accounting treatment, are marked to market with unrealized gains or losses recognized in other expense in the income statement. Interest rate swaps are accounted for by recognizing interest expense and interest income in the amount of anticipated interest payments.

(9) FINANCIAL ACCOUNTING STANDARDS

Earnings per Share

     During 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which changes the calculation of earnings per share to be more consistent with countries outside of the United States. In general, the statement requires two calculations of earnings per share to be disclosed, basic EPS and diluted EPS. Basic EPS is to be computed using only weighted average shares outstanding. The Company's diluted EPS is computed using the average share price for the period when calculating the dilution of options and warrants. This statement must be adopted by the Company in its December 31, 1997 consolidated financial statements and early adoption is not permitted. If this statement had been adopted for the periods presented, the net income and per share amounts would have been as follows (unaudited; in millions, except per share data):

                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                               ----------------------      ----------------------
                                               JUNE 28,      JUNE 29,      JUNE 28,      JUNE 29,
                                                 1997          1996          1997          1996
                                               --------      --------      --------      --------
Net income.................................     $61.1         $50.1         $103.0        $75.9
                                                =====         =====         ======        =====
Basic net income per share.................     $ .92         $ .88         $ 1.56        $1.34
                                                =====         =====         ======        =====
Diluted net income per share...............     $ .90         $ .83         $ 1.51        $1.27
                                                =====         =====         ======        =====

Comprehensive Income

     During 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income. Comprehensive income is defined as all changes in a Company's net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded to equity would be a part of comprehensive income.

                       LEAR CORPORATION AND SUBSIDIARIES

Comprehensive income must be reported in a financial statement with the cumulative total presented as a component of equity. This statement must be adopted by the Company in its 1998 quarterly financial statements.

Segment Information

     On June 30, 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which introduces a new model for segment reporting based upon the way the chief operating decision-maker organizes segments within the Company for making operating decisions and assessing performance. The Statement requires disclosures for each segment that are similar to those currently required with the addition of quarterly disclosure requirements and geographic data by country. This statement must be adopted by the Company in its December 31, 1998 consolidated financial statements.

(10) SUBSEQUENT EVENTS

     On June 30, 1997, the Company's then-largest shareholders, certain merchant banking partnerships affiliated with Lehman Brothers Holdings Inc., sold all 10,284,854 of their shares of common stock of Lear in a secondary offering.

     On July 31, 1997, the Company acquired certain equity and partnership interests in Keiper Car Seating GmbH & Co. and certain of its subsidiaries and affiliates (collectively, "Keiper") for approximately $260 million. Keiper was a leading supplier of automotive vehicle seat systems with operations in Germany, Italy, Hungary, Brazil and South Africa, with unaudited sales for the year ended December 31, 1996 of approximately $615 million.

     On August 4, 1997, the Company entered into a definitive agreement to acquire ITT Automotive Seat Sub-Systems Unit ("ITT Seat Sub-Systems"), a North American supplier of power seat adjusters and power recliners. ITT Seat Sub-Systems had 1996 sales to non-Lear facilities of approximately $115 million.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  THREE MONTHS ENDED JUNE 28, 1997 VS. THREE MONTHS ENDED JUNE 29, 1996.

     Net sales increased by 13.6% to $1,839.3 million in the second quarter of 1997 as compared to $1,618.7 million in the second quarter of 1996. Net sales for the quarter ended June 28, 1997 benefited from the acquisitions of Masland Corporation ("Masland"), Borealis Industrier, AB ("Borealis") and Empetek Autodily S.R.O. ("Empetek") in June 1996, December 1996 and March 1997, respectively, which collectively accounted for $226.3 million of the increase, and new business introduced globally within the past year. Partially offsetting the increase in sales were the adverse impacts of the General Motors and Chrysler work stoppages in the United States, Canada and Mexico and exchange rate fluctuations in Europe. As a result of Lear's continued global expansion, the Company anticipates that foreign exchange fluctuations will continue to have an impact on net sales.

     Net sales in the United States and Canada of $1,193.9 million increased in the second quarter of 1997 as compared to the second quarter of 1996 by $148.6 million or 14.2%. Sales in the current quarter benefited from the contribution of $156.0 million in sales from the Masland acquisition and new sport utility and truck programs introduced by domestic automotive manufacturers as industry build schedules for mature programs remained essentially unchanged. Partially offsetting the increase in sales was downtime associated with customer work stoppages which collectively impacted revenue by $59.4 million.

     Net sales in Europe of $484.1 million in the second quarter of 1997 surpassed the comparable period in the prior year by $49.8 million or 11.5%. Sales in the quarter ended June 28, 1997 benefited from $54.5 million in sales from the Borealis acquisition and vehicle production increases on established programs in Italy and Austria. Partially offsetting the increase in sales were unfavorable exchange rate fluctuations in Germany, Italy, Sweden, and Austria.

     Net sales of $161.3 million in the Company's remaining geographic regions, consisting of Mexico, South America, the Asia/Pacific Rim region and South Africa, exceeded the second quarter of 1996 by $22.2 million or 16.0%. Sales in the second quarter of 1997 reflect increased market demand for new and ongoing seat programs in South America and $12.3 million in sales from the Masland acquisition. Partially offsetting the increase in sales was the Chrysler work stoppage and the production phase out of a General Motors truck program.

     Gross profit (net sales less cost of sales) and gross margin (gross profit as a percentage of net sales) were $213.5 million and 11.6% for the second quarter of 1997 as compared to $166.9 million and 10.3% for the second quarter of 1996. Gross profit in 1997 reflects the contribution of the Masland and Borealis acquisitions coupled with the benefits derived from increased foreign sales. Partially offsetting the increase in gross profit was the impact of customer work stoppages in North America.

     Selling, general and administrative expenses, including research and development, as a percentage of net sales increased to 3.7% in the second quarter of 1997 as compared to 3.0% in the second quarter of 1996. Actual expenditures increased in comparison to prior year due to the inclusion of Masland and Borealis operating expenses and increased design, development and administrative expenses necessary to support domestic and international business.

     Operating income and operating margin (operating income as a percentage of net sales) improved to $136.6 million and 7.4% for the quarter ended June 28, 1997 as compared to $110.5 million and 6.8% a year earlier. For the current quarter, operating income benefited from the incremental operating income generated from acquisitions along with the benefits derived from global vehicle build schedules for new and ongoing programs. Partially offsetting the increase in operating income were reduced utilization at General Motors and Chrysler facilities and increased engineering and administrative support expenses at North American and European technology centers. Non-cash depreciation and amortization charges were $43.8 million and $34.5 million for the second quarter of 1997 and 1996, respectively.

     For the quarter ended June 28, 1997, interest expense increased by $3.6 million to $26.7 million as compared to the corresponding period in the prior year. The increase in interest expense was largely the result of borrowings incurred to finance the Masland and Borealis acquisitions which more than offset the proceeds generated from the Company's July 1996 common stock offering.

     Other expenses for the three months ended June 28, 1997, which include state and local taxes, foreign exchange, minority interests in consolidated subsidiaries, equity in net income of affiliates and other non-operating expenses, increased to $7.3 million from $3.9 million in the second quarter of 1996 primarily due to state and local taxes and foreign exchange losses.

     Net income for the second quarter of 1997 was $61.1 million, or $.89 per share, as compared to $50.1 million, or $.83 per share in the prior year second quarter. The provision for income taxes was $41.5 million resulting in an effective tax rate of 40.4% for the current quarter as compared to $33.4 million and an effective tax rate of 40.0% in the prior year. Earnings per share increased in the second quarter of 1997 by 7.2% despite the previously mentioned customer work stoppages and an increase in the weighted average number of shares outstanding of approximately 8.2 million shares.

  SIX MONTHS ENDED JUNE 28, 1997 VS. SIX MONTHS ENDED JUNE 29, 1996.

     Net sales of $3,563.3 million for the six month period of 1997 increased by $538.8 million or 17.8% as compared to $3,024.5 million for the six month period of 1996. Sales as compared to the prior year benefited from acquisitions, primarily Masland and Borealis, which accounted for $433.9 million of the increase, new business introduced worldwide within the past twelve months and incremental volume and content on established programs in North America and South America. Partially offsetting the increase in sales were customer work stoppages and exchange rate fluctuations in Europe.

     Gross profit and gross margin improved to $391.4 million and 11.0% in the first half of 1997 as compared to $287.5 million and 9.5% a year earlier. Gross profit in the current six months reflects the contribution of the Masland and Borealis acquisitions coupled with the benefits derived from increased global market demand on new and carryover programs. Partially offsetting the increase in gross profit were the General Motors and Chrysler work stoppages in the second quarter of 1997.

     Selling, general and administrative expenses, including research and development, for the six month period ended June 28, 1997, increased as a percentage of net sales to 3.7% from 3.1% in the prior year. Actual expenditures increased in comparison to prior year due to the inclusion of Masland and Borealis operating expenses and increased North American and European engineering and administrative expenses required to support the expansion of existing business and expenses related to the pursuit of new business opportunities.

     Operating income and operating margin improved to $238.7 million and 6.7% in the first half of 1997 as compared to $180.5 million and 6.0% for the first half of 1996. Operating income in the first half of 1997 benefited from the acquisition of Masland coupled with increased industry build schedules by domestic and foreign automotive manufacturers on new and established programs. Partially offsetting the increase in operating income were engineering and administrative support expenses and the adverse impact of customer work stoppages in the second quarter of 1997. Non-cash depreciation and amortization charges were $87.3 million and $67.7 million for the first half of 1997 and 1996, respectively.

     For the six months ended June 28, 1997, interest expense increased by $6.4 million to $53.9 million over the first six months of 1996 largely as a result of interest on additional debt incurred to finance the Masland and Borealis acquisitions.

     Other expenses for the first half of 1997, which include state and local taxes, foreign exchange, minority interests in consolidated subsidiaries, equity in net income of affiliates and other non-operating expenses increased to $12.8 million from $7.0 million for the first half of 1996 due to increased provisions for minority interest and state and local taxes.

     Net income for the first six months of 1997 was $103.0 million or $1.51 per share as compared to $75.9 million or $1.26 per share for the first six months of 1996. Earnings per share in the current six month period increased by 19.8% over the same period in 1996, despite the impact of the General Motors and Chrysler work stoppages and an increase in the weighted average number of shares outstanding of approximately 8.1 million shares. The provision for income taxes in the current period was $69.0 million, or an effective tax rate of 40.1% as compared to $50.1 million, or an effective tax rate of 39.8% in the previous year.

LIQUIDITY AND FINANCIAL CONDITION

     Lear's financial position continued to strengthen during the first half of 1997 despite the additional debt incurred in 1997 to acquire Dunlop Cox and Empetek and the impact of the General Motors and Chrysler work stoppages. Strong cash flows were sufficient to offset acquisition costs and resulted in an improved total debt to total capitalization ratio of 48.2% at June 28, 1997, as compared to 49.7% at March 29, 1997 and 51.3% at December 31, 1996. In addition, Lear received upgrades from both Standard and Poor's Corporation ("S&P") and Moody's Investors Service ("Moody's"). On June 27, 1997, S&P upgraded Lear's corporate rating from BB+ to BBB- and the Company's 8 1/4% and 9 1/2% Subordinated Notes from BB- to BB+. On August 7, 1997, Moody's upgraded Lear's $1.8 billion secured bank facility (the "Credit Agreement") from Ba1 to Baa3 and the 8 1/4% and 9 1/2% Subordinated Notes from B1 to Ba3.

     As of June 28, 1997, the Company had $441.1 million outstanding under the Credit Agreement, which matures on September 30, 2001, and $50.1 million committed under outstanding letters of credit, resulting in approximately $1.3 billion unused and available. On July 15, 1997, the Company took advantage of the favorable interest rate environment by redeeming $125.0 million in aggregate principal amount of its 11 1/4% Senior Subordinated Notes due 2000 at par with borrowings under the Credit Agreement.

     In addition to debt outstanding under the Credit Agreement, the Company had an additional $587.2 million of debt outstanding as of June 28, 1997, consisting primarily of $470.0 million of subordinated notes (including the $125.0 million 11 1/4% Senior Subordinated Notes) due between the years 2000 and 2006.

     Net cash provided by operating activities was $123.5 million during the first six months of 1997 compared to $125.8 million for the same period in 1996. Net income increased 35.7%, from $75.9 million in the first six months of 1996 to $103.0 million in the same period of 1997, as a result of acquisitions, new business programs and increased volume and content on existing programs. In addition, net income included non-cash depreciation and goodwill amortization charges of $87.3 million in the first half of 1997 and $67.7 million in 1996. Cash flow provided by increased earnings was partially offset by the net change in working capital, primarily due to the timing of accounts receivable collections.

     Net cash used in investing activities decreased from $369.4 million in the first six months of 1996 to $132.8 million in 1997. The 1996 Masland acquisition resulted in a net use of funds of $306.4 million while the 1997 Dunlop Cox and Empetek acquisitions resulted in an aggregate net use of $59.1 million. Capital expenditures increased from $64.9 million in the first half of 1996 to $75.1 million in the same period of 1997 as a result of acquisitions and expenditures incurred to support future programs. Approximately $120 million of additional capital expenditures are expected for the remainder of 1997.

     The Company believes that cash flows from operations and available credit facilities will be sufficient to meet its debt service obligations, projected capital expenditures and working capital requirements.

ACCOUNTING POLICIES

     During 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which changes the calculation of earnings per share to be more consistent with countries outside of the United States. The Company is required to adopt this statement in its December 31, 1997 consolidated financial statements. If this statement had been adopted for the periods presented, the impact on the Company's financial statements is disclosed in Note 9 to its June 28, 1997 quarterly financial statements included herein.

     Also during 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 130 requires increased disclosure of comprehensive income and must be adopted by the Company in its 1998 quarterly financial statements. SFAS No. 131 requires limited segment data on a quarterly basis and geographic data by country. SFAS No. 131 must be adopted by the Company in its December 31, 1998 consolidated financial statements. These requirements are discussed in further detail in Note 9 to its June 28, 1997 quarterly financial statements included herein.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

     This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that any forward-looking statements, including statements regarding the intent, belief, or current expectations of the Company or its management, are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to, (i) general economic conditions in the markets in which the Company operates, (ii) fluctuations in worldwide or regional automobile and light truck production,
(iii) labor disputes involving the Company or its significant customers, (iv) changes in practices and/or policies of the Company's significant customers towards outsourcing automotive components and systems and (v) other risks detailed from time to time in the Company's Securities and Exchange Commission filings. The Company does not intend to update these forward-looking statements.

                                LEAR CORPORATION

                          PART II -- OTHER INFORMATION

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Annual Meeting of Stockholders of Lear Corporation was held on May 15, 1997. At the meeting, the following matters were submitted to a vote of the stockholders of Lear Corporation. Pursuant to the rules of the New York Stock Exchange, there were no broker non-votes in any of the matters described below.

          (1) The election of four directors to hold office until the Annual Meeting of Stockholders in the year 2000. The vote with respect to each nominee was as follows:

     NOMINEE             FOR         WITHHELD
------------------    ----------     --------
G. Andrea Botta       31,784,755       89,983
Irma B. Elder         31,782,889       91,849
David P. Spalding     31,675,637      199,101
James A. Stern        31,675,173      199,565

          (2) To approve the Lear Corporation Long-Term Stock Incentive Plan

       FOR             AGAINST       WITHHELD
------------------    ----------     --------
43,493,297            15,610,375       77,892

          (3) The appointment of the firm of Arthur Andersen LLP as independent auditors of Lear Corporation for the year ending December 31, 1997.

       FOR             AGAINST       WITHHELD
------------------    ----------     --------
59,082,630                64,524       34,410

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         10.1   Lear Corporation 1996 Stock Option Plan, as amended and restated, filed herewith.
         10.2   Lear Corporation Long-Term Stock Incentive Plan, as amended and restated, filed herewith.
         10.3   Lear Corporation Outside Directors Compensation Plan, as amended and restated, filed herewith.
         10.4   Second Amended and Restated Secured Promissory Note dated as of March 29, 1997 between Lear Corporation and James A. Hollars, filed herewith.
         10.5   Purchase Agreement dated as of May 26, 1997 among Keiper GmbH & Co., Putsch
                GmbH & Co. KG, Keiper Recaro GmbH, Keiper Car Seating Verwaltungs GmbH, Lear
                Corporation GmbH & Co. and Lear Corporation, filed herewith.
         27.1   Financial Data Schedule for the Quarter Ended June 28, 1997.

     (b) The following reports on Form 8-K were filed during the quarter ended June 28, 1997.

          April 3, 1997 -- Form 8-K relating to the promotion of certain of the
                           Company's executive officers.
          June 6, 1997 --  Form 8-K relating to the impact of work stoppages at
                           General Motors and Chrysler assembly plants.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          LEAR CORPORATION

                                          By: /s/ DONALD J. STEBBINS

                                            ------------------------------------
                                            Donald J. Stebbins
                                            Senior Vice President and
                                            Chief Financial Officer

Dated: August 12, 1997

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                           EXHIBIT
-------    ------------------------------------------------------------------------------------
  10.1     Lear Corporation 1996 Stock Option Plan, as amended and restated, filed herewith.
  10.2     Lear Corporation Long-Term Stock Incentive Plan, as amended and restated, filed herewith.
  10.3     Lear Corporation Outside Directors Compensation Plan, as amended and restated, filed herewith.
  10.4     Second Amended and Restated Secured Promissory Note dated as of March 29, 1997 between Lear Corporation and James A. Hollars, filed herewith.
  10.5     Purchase Agreement dated as of May 26, 1997 among Keiper GmbH & Co., Putsch GmbH &
           Co. KG, Keiper Recaro GmbH, Keiper Car Seating Verwaltungs GmbH, Lear Corporation
           GmbH & Co. and Lear Corporation, filed herewith.
  27.1     Financial Data Schedule for the Quarter Ended June 28, 1997.