Form 10-Q
period 1997-09-27
LEAR CORP /DE/
filed 1997-11-12
CIK 842162

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 27, 1997

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                  to
                                ---------------    ---------------

COMMISSION FILE NUMBER:         1-11311


                                LEAR CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                      DELAWARE                                                        13-3386776
(State or other jurisdiction of incorporation or organization)          (I.R.S. Employer Identification No.)

             21557 TELEGRAPH ROAD, SOUTHFIELD, MI                                     48086-5008
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

     Number of shares of Common Stock, $0.01 par value per share, outstanding as of October 31, 1997: 66,831,138

                                LEAR CORPORATION

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 27, 1997

                                     INDEX




Part I - Financial Information:                                           Page No.
-------------------------------                                           --------
    Item 1 - Consolidated Financial Statements

        Introduction to the Consolidated Financial Statements                 3

        Consolidated Balance Sheets - September 27, 1997 and
             December 31, 1996                                                4

        Consolidated Statements of Income - Three and Nine  Month Periods
             ended September 27, 1997 and September 28, 1996                  5

        Consolidated Statements of Cash Flows - Nine Month Periods
             ended September 27, 1997 and September 28, 1996                  6

        Notes to the Consolidated Financial Statements                        7

    Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations                   12

Part II - Other Information:
----------------------------

    Item 6 - Exhibits and Reports on Form 8-K                                17

Signatures                                                                   18
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

                       LEAR CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)




                                                                             September 27,            December 31,
                                                                                  1997                    1996
                                                                             ---------------          ------------
                                                                               (Unaudited)
ASSETS
------
CURRENT ASSETS:
 Cash and cash equivalents                                                    $        8.9           $      26.0
 Accounts receivable, net                                                          1,048.2                 909.6
 Inventories                                                                         218.7                 200.0
 Recoverable customer engineering and tooling                                        130.5                 113.9
 Other                                                                               102.1                  97.9
                                                                              ------------           -----------
                                                                                   1,508.4               1,347.4
                                                                              ------------           -----------
LONG-TERM ASSETS:
 Property, plant and equipment, net                                                  918.6                 866.3
 Goodwill, net                                                                     1,685.6               1,448.2
 Other                                                                               178.1                 154.9
                                                                              ------------           -----------
                                                                                   2,782.3               2,469.4
                                                                              ------------           -----------
                                                                              $    4,290.7           $   3,816.8
                                                                              ============           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
 Short-term borrowings                                                        $       21.5           $      10.3
 Accounts payable                                                                  1,062.0                 960.5
 Accrued liabilities                                                                 588.9                 520.2
 Current portion of long-term debt                                                     9.0                   8.3
                                                                              ------------           -----------
                                                                                   1,681.4               1,499.3
                                                                              ------------           -----------
LONG-TERM LIABILITIES:
 Deferred national income taxes                                                       41.8                  49.6
 Long-term debt                                                                    1,225.5               1,054.8
 Other                                                                               221.5                 194.4
                                                                              ------------           -----------
                                                                                   1,488.8               1,298.8
                                                                              ------------           -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value, 150,000,000 authorized;
  66,721,738 issued at September 27, 1997 and
  65,586,129 issued at December 31, 1996                                                .7                    .7
 Additional paid-in capital                                                          842.3                 834.5
 Notes receivable from sale of common stock                                            (.1)                  (.6)
 Less- Common stock held in treasury, 10,230 shares at cost                            (.1)                  (.1)
 Retained earnings                                                                   332.7                 194.1
 Minimum pension liability adjustment                                                 (1.0)                 (1.0)
 Cumulative translation adjustment                                                   (54.0)                 (8.9)
                                                                              ------------           -----------
                                                                                   1,120.5               1,018.7
                                                                              ------------           -----------
                                                                              $    4,290.7           $   3,816.8
                                                                              ============           ===========

      The accompanying notes are an integral part of these balance sheets.

                       LEAR CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED, IN MILLIONS, EXCEPT PER SHARE DATA)



                                                        Three Months Ended                      Nine Months Ended
                                                        ------------------                      -----------------
                                                  September 27,    September 28,         September 27,    September 28,
                                                       1997             1996                 1997             1996
                                                       ----             ----                 ----             ----
Net sales                                           $  1,635.9       $  1,505.6        $   5,199.2         $  4,530.1

Cost of sales                                          1,460.6          1,361.9            4,632.5            4,098.9

Selling, general and  administrative expenses             71.2             56.9              204.5              149.2

Amortization of goodwill                                  10.3              9.3               29.7               24.0
                                                    ----------       ----------        -----------         ----------

Operating income                                          93.8             77.5              332.5              258.0

Interest expense                                          22.7             28.4               76.6               75.9

Other expense, net                                         8.6              7.6               21.4               14.6
                                                    ----------       ----------        ------------        ----------

Income before provision for national income

  taxes and extraordinary item                            62.5             41.5              234.5              167.5

Provision for national income taxes                       25.9             16.7               94.9               66.8
                                                    ----------       ----------        -----------         ----------

Net income before extraordinary item                      36.6             24.8              139.6              100.7

Extraordinary loss on early extinguishment
of debt                                                   (1.0)               -               (1.0)                 -
                                                    ----------       ----------        -----------         ----------

Net income                                          $     35.6       $     24.8        $     138.6         $    100.7
                                                    ==========       ==========        ===========         ==========

Net income before extraordinary item per
common share                                        $      .53       $      .37        $      2.04         $     1.62

Extraordinary loss per common share                       (.01)               -               (.01)                 -
                                                    ----------       ----------        -----------         ----------
Net income per common share                         $      .52       $      .37        $      2.03         $     1.62
                                                    ==========       ==========        ===========         ==========

        The accompanying notes are an integral part of these statements.

                       LEAR CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN MILLIONS)


                                                                             Nine Months Ended
                                                                             -----------------
                                                                       September 27,      September 28,
                                                                           1997              1996
                                                                           ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $   138.6          $   100.7
Adjustments to reconcile net income to net cash provided
by operating activities:
 Depreciation and amortization of goodwill                                 133.0              107.3
 Amortization of deferred financing fees                                     2.6                2.5
 Extraordinary loss                                                          1.0                  -
 Other, net                                                                (13.5)              (6.0)
 Change in working capital items, net                                      (40.7)             (76.5)
                                                                       ---------          ---------
    Net cash provided by operating activities                              221.0              128.0
                                                                       ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment                                (113.1)            (100.0)
Acquisitions, net                                                         (348.1)            (457.0)
Other, net                                                                   1.4                4.0
                                                                       ---------          ---------
    Net cash used in investing activities                                 (459.8)            (553.0)
                                                                       ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in long-term debt, net                                              180.4              203.2
Increase in cash overdrafts                                                 36.6               13.0
Short-term borrowings, net                                                   4.8               (6.2)
Proceeds from sale of common stock, net                                      1.4              244.7
Other, net                                                                  (3.9)              (1.4)
                                                                       ---------          ---------
    Net cash provided by financing activities                              219.3              453.3
                                                                       ---------          ---------
Effect of foreign currency translation                                       2.4              (10.9)
                                                                       ---------          ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                    (17.1)              17.4

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            26.0               34.1
                                                                       ---------          ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $8.9          $    51.5
                                                                       =========          =========
CHANGES IN WORKING CAPITAL, NET OF IMPACT OF ACQUISITIONS:
Accounts receivable                                                      $(106.6)         $  (130.1)
Inventories                                                                  1.8               13.9
Accounts payable                                                            17.0               36.4
Accrued liabilities and other                                               47.1                3.3
                                                                       ---------          ---------
                                                                          $(40.7)         $   (76.5)
                                                                       =========          =========
SUPPLEMENTARY DISCLOSURE:
Cash paid for interest                                                 $    88.2          $    79.1
                                                                       =========          =========
Cash paid for income taxes                                             $    78.6          $    63.8
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

(2)  1997 ACQUISITIONS

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

Keiper Car Seating

     On July 31, 1997, the Company acquired certain equity and partnership interests in Keiper Car Seating GmbH & Co. and certain of its subsidiaries and affiliates (collectively, "Keiper") for approximately $260 million (the "Keiper Acquisition"). Keiper was a leading supplier of automotive vehicle seat systems with operations in Germany, Italy, Hungary, Brazil and South Africa, with unaudited sales for the year ended December 31, 1996 of approximately $615 million.

ITT Automotive Seat Sub-Systems Unit

     On August 25, 1997, the Company acquired the Automotive Seat Sub-Systems Unit of ITT Automotive ("ITT Seat Sub-Systems"), a North American supplier of power seat adjusters and power recliners. ITT Seat Sub-Systems had 1996 sales to non-Lear facilities of approximately $115 million.

     These acquisitions were accounted for as purchases, and accordingly, the assets purchased and liabilities assumed have been reflected in the accompanying balance sheet as of September 27, 1997 and the operating results have been included since the date of each acquisition.

(3) 1996 ACQUISITIONS

Masland Acquisition

     On June 27, 1996, the Company, through a wholly owned subsidiary ("PA Acquisition Corp."), acquired 97% of the issued and outstanding shares of common stock of Masland Corporation ("Masland") pursuant to an offer to purchase which was commenced on May 30,

                       LEAR CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

Borealis Acquisition

     On December 10, 1996, the Company acquired all of the issued and outstanding capital stock of Borealis Industrier, AB ("Borealis") for an aggregate purchase price of $91.1 million (including the assumption of $18.8 million of Borealis existing net indebtedness and $1.5 million of fees and expenses). Borealis was a supplier of instrument panels and other interior components to the European automotive market. The Borealis acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed have been reflected in the accompanying balance sheets and the operations of Borealis have been included in the consolidated financial statements since the date of acquisition.


(4)  INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined principally using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories are comprised of the following (in millions):

                                  Sept.  27,   Dec. 31,
                                     1997       1996
                                 ----------   --------
Raw materials                     $  155.1    $  124.7
Work-in-process                       20.9        25.0
Finished goods                        42.7        50.3
                                  --------    --------
                                  $  218.7    $  200.0
                                  ========    ========

                       LEAR CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(5)  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Depreciable property is depreciated over the estimated useful lives of the assets, using principally the straight-line method. A summary of property, plant and equipment is shown below (in millions):


                                          Sept. 27,       Dec. 31,
                                            1997            1996
                                         -----------    -----------
Land                                     $    59.7      $   52.3
Buildings and improvements                   325.1         287.6
Machinery and equipment                      933.5         836.8
                                         ---------      --------

Total property, plant and equipment        1,318.3       1,176.7
Less accumulated depreciation               (399.7)       (310.4)
                                         ---------      --------

Net property, plant and equipment        $   918.6      $  866.3
                                         =========      ========

(6)  LONG-TERM DEBT

     Long-term debt is comprised of the following (in millions):


                                      Sept. 27,         Dec. 31,
                                        1997             1996
                                      ---------         ---------
Credit agreements                     $  794.9          $  481.3
Industrial revenue bonds                  30.9              22.6
Other                                     63.7              89.2
                                      --------          --------
                                         889.5             593.1
Less- Current portion                     (9.0)             (8.3)
                                      --------          --------
                                         880.5             584.8
                                      --------          --------

9 1/2 % Subordinated Notes               200.0             200.0
8 1/4 % Subordinated Notes               145.0             145.0
11 1/4 % Senior Subordinated Notes          --             125.0
                                      --------          --------
                                         345.0             470.0
                                      --------          --------
                                      $1,225.5          $1,054.8
                                      ========          ========

     On July 15, 1997, the Company redeemed all of its 11 1/4% Senior Subordinated Notes due 2000 (the "11 1/4% Notes") at par using borrowings under its existing $1.8 billion multi-currency revolving credit facility with a syndicate of lenders (the "Credit Agreement"). The accelerated amortization of deferred financing fees related to the redemption of the 11 1/4% Notes was $1.6 million. This amount, net of the related tax benefit of $ .6

                       LEAR CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


million, has been reflected as an extraordinary loss in the consolidated statements of income for the three and nine month periods ended September 27, 1997.

(7) COMMON SHARES OUTSTANDING

     The weighted average number of shares of common stock outstanding is as follows for the periods presented:


                    Three Months Ended            Nine Months Ended
                    ------------------            -----------------
               September 27,  September 28,  September 27,  September 28,
                   1997           1996           1997           1996
                   ----           ----           ----           ----
Primary         68,381,508     67,004,490     68,170,059     62,320,313
Fully Diluted   68,502,232     67,004,490     68,443,309     62,342,240

(8) FINANCIAL INSTRUMENTS

     The Company uses derivative financial instruments selectively to offset exposures to market risks arising from changes in foreign exchange rates and interest rates. Derivative financial instruments currently utilized by the Company primarily include forward foreign exchange contracts and interest rate swaps.

     Certain foreign currency contracts entered into by the Company qualify for hedge accounting as only firm foreign currency commitments are hedged. Gains and losses from these contracts are deferred and generally recognized in cost of sales as of the settlement date. Other foreign currency contracts entered into by the Company, which do not receive hedge accounting treatment, are marked to market with unrealized gains or losses recognized in other expense in the income statement. Interest rate swaps are accounted for by recognizing interest expense and interest income in the amount of anticipated interest payments.

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

                       LEAR CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

period when calculating the dilution of options and warrants. This statement must be adopted by the Company in its December 31, 1997 consolidated financial statements and early adoption is not permitted. If this statement had been adopted for the periods presented, the net income and per share amounts would have been as follows (unaudited; in millions, except per share data):



                                  Three Months Ended       Nine Months Ended
                                  ------------------       -----------------
                               Sept. 27,      Sept. 28,  Sept. 27,     Sept. 28,
                                  1997          1996       1997          1996
                                  ----          ----       ----          ----
Net income                       $ 35.6        $  24.8    $ 138.6      $ 100.7
                                 ======        =======    =======      =======
Basic net income per share       $  .54        $   .39    $  2.10      $  1.71
                                 ======        =======    =======      =======
Diluted net income per
share                            $.  52        $   .37    $  2.03      $  1.62
                                 ======        =======    =======      =======

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 27, 1997 VS. THREE MONTHS ENDED SEPTEMBER 28,
1996.

     Net sales of $1,635.9 million in the quarter ended September 27, 1997 surpassed the third quarter of 1996 by $130.3 million or 8.7%. Net sales as compared to prior year benefited from acquisitions, which collectively accounted for $99.3 million of the increase, and new business introduced in North America and South America within the past year. Partially offsetting the increase in sales were unfavorable exchange rate fluctuations in Europe and South America. As a result of Lear's continued global presence as a total interior supplier, the Company anticipates that foreign exchange fluctuations will continue to impact net sales.

     Net sales in the United States and Canada of $1,035.8 million in the third quarter of 1997 exceeded the comparable period in the prior year by $22.5 million or 2.2%. Sales in the current quarter benefited from new sport utility and truck programs introduced by domestic automotive manufacturers. Partially offsetting the increase in sales was a modest downturn in industry build schedules on passenger car programs.

     Net sales in Europe of $408.2 million increased by $76.7 million or 23.1% in the third quarter of 1997 as compared to the third quarter of 1996. Sales in the quarter ended September 27, 1997 benefited from $82.2 million in sales from acquisitions and vehicle production increases on programs in Italy, Germany and Austria. Partially offsetting the increase in sales were unfavorable exchange rate fluctuations in Italy, Germany and Sweden.

     Net sales of $191.9 million in the third quarter of 1997 in the Company's remaining geographic regions, consisting of Mexico, South America, the Asia/Pacific Rim region and South Africa, surpassed the third quarter of the prior year by $31.1 million or 19.3%. Sales in the third quarter of 1997 reflect new Volkswagen, Fiat and General Motors business operations along with incremental volume on existing Fiat programs in South America. Partially offsetting the increase in sales was the production phase out of a General Motors truck program in Mexico, downtime associated with a General Motors plant conversion in Australia and unfavorable exchange rate fluctuations in Brazil.

     Gross profit (net sales less cost of sales) and gross margin (gross profit as a percentage of net sales) were $175.3 million and 10.7% for the third quarter of 1997 as compared to $143.7 million or 9.5% in the comparable period in 1996. Gross profit in the current quarter reflects the benefits derived from the overall growth in new and ongoing programs coupled with the contribution of recent acquisitions.

     Selling, general and administrative expenses, including research and development, increased to $71.2 million, or 4.4% of net sales, in the third quarter of 1997 as compared to $56.9 million, or 3.8% of net sales in the third quarter of 1996. The increase in actual expenditures in 1997 was due to additional costs incurred as a result of acquisitions, increased customer focused engineering costs and administrative expenses necessary to support the global expansion of potential business opportunities.

     Operating income and operating margin (operating income as a percentage of net sales) were $93.8 million and 5.7% in the third quarter of 1997 as compared to $77.5 million and 5.1% in the third quarter of 1996. For the quarter ended September 27, 1997, operating income benefited from increased market demand and content on domestic and foreign car and light truck programs coupled with operating income generated from acquisitions. Partially offsetting the increase in operating income were design, development and administrative expenses and program expenses for recently opened facilities in South America and the Asia/ Pacific region. Non-cash depreciation and amortization charges were $45.7 million and $39.6 million for the third quarter of 1997 and 1996, respectively.

     For the quarter ended September 27, 1997, interest expense decreased by $5.7 million to $22.7 million as compared to the prior year due to debt reduction from cash generation, savings due to the redemption of the Company's 11 1/4% Senior Subordinated Notes and reduced borrowing rates due to the achievement of certain leverage ratios. Partially offsetting the above was interest incurred on borrowings to finance acquisitions.

     Other expenses for the three months ended September 27, 1997, which include state and local taxes, foreign exchange, minority interests in consolidated subsidiaries, equity in net income of affiliates and other non-operating expenses, increased to $8.6 million from $7.6 million, largely as a result of foreign exchange losses.

     Net income for the third quarter of 1997 was $35.6 million, or $.52 per share, as compared to $24.8 million, or $.37 per share in the prior year. The provision for income taxes was $25.9 million, or an effective tax rate of 41.4%, as compared to $16.7 million, or an effective tax rate of 40.2% in the previous year. Earnings per share increased in the third quarter of 1997 by 40.5% despite an increase in the weighted average number of shares outstanding of approximately 1.5 million shares and an extraordinary loss of $1.0 million related to the early retirement of debt.

NINE MONTHS ENDED SEPTEMBER 27, 1997 VS. NINE MONTHS ENDED SEPTEMBER 28, 1996.

     Net sales of $5,199.2 million for the nine month period of 1997 increased by $669.1 million or 14.8% over the comparable nine month period of 1996.
Sales as compared to prior year benefited from acquisitions, which accounted for $533.2 million of the increase and new business introduced worldwide within the past twelve months. Partially offsetting the increase in sales were customer work stoppages in North America and exchange rate fluctuations in Europe and South America.

     Gross profit and gross margin improved to $566.7 million and 10.9% for the nine month period ended September 27, 1997 as compared to $431.2 million and 9.5% a year earlier. Gross profit in the current year reflects the contribution of acquisitions and the overall growth in production volume on passenger car and truck seat programs by domestic and foreign automotive manufacturers. Partially offsetting the increase in gross profit were customer work stoppages in the second quarter of 1997.

     Selling, general and administrative expenses, including research and development, for the nine months ended September 27, 1997 increased to $204.5 million, or 3.9% of net sales, from $149.2 million, or 3.3% of net sales, in the comparable period in the prior year. Actual expenditures increased in comparison to prior year due to the inclusion of newly acquired companies operating expenses as well as increased research and development and administrative support expenses associated with the expansion of domestic and international business.

     Operating income and operating margin were $332.5 million and 6.4% for the first nine months of 1997 as compared to $258.0 million and 5.7% in the prior year. Operating income for the current year benefited from the incremental profits generated from acquisitions along with increased industry build schedules from domestic and foreign automotive manufacturers on new and mature programs. Partially offsetting the increase in operating income were engineering and administrative support expenses at North American and European business centers and the adverse impact of General Motors and Chrysler work stoppages. Non-cash depreciation and amortization charges were $133.0 million and $107.3 million for the nine month period of the current and prior years, respectively.

     For the nine months ended September 27, 1997, interest expense increased slightly from $75.9 million in the nine months ended September 28, 1996 to $76.6 million, as interest incurred on additional debt to finance acquisitions was offset by savings generated from the redemption of the Company's 11 1/4% Senior Subordinated Notes and reduced borrowings rates due to the achievement of certain leverage ratios.

     Other expenses for the nine months ended September 27, 1997, increased to $21.4 million from $14.6 million in the comparable period in 1996, due to an increase in the provision for state and local taxes and foreign exchange losses.

     Net income for the first nine months of 1997 was $138.6 million or $2.03 per share as compared to $100.7 million or $1.62 per share in the comparable period in 1996. Earnings per share increased in the current year by 25.3% despite an increase in the weighted average number of shares outstanding of approximately 6.1 million shares and an extraordinary loss of $1.0 million related to the early retirement of debt.

LIQUIDITY AND FINANCIAL CONDITION


     Lear's cash flows remained strong during the third quarter of 1997. Net cash provided by operating activities was $221.0 million during the first nine months of 1997 compared to $128.0 million for the same period in 1996. Net income increased 37.6%, from $100.7 million in 1996 to $138.6 million in 1997, as a result of acquisitions, new business and increased volume and content on existing programs. In addition, net income included non-cash depreciation and goodwill amortization charges of $133.0 million in 1997 and $107.3 million in 1996. Working capital, combined with cash overdrafts, remained relatively constant for the nine months ended September 27, 1997.

     Net cash used in investing activities decreased from $553.0 million in the first nine months of 1996 to $459.8 million for the same period in 1997. The 1996 Masland Acquisition resulted in a net use of funds of $457.0 million while the Company's 1997 acquisitions resulted in an aggregate net use of $348.1 million. Capital expenditures increased from $100.0 million to $113.1 million for the nine months ended September 27, 1997, compared to the same period in 1996, as a result of acquisitions and to support future programs. Approximately $55 million of additional capital expenditures are expected for the remainder of 1997.

     As of September 27, 1997, the Company had $794.9 million outstanding under its $1.8 billion multi-currency revolving credit facility (the "Credit Agreement"), which matures on September 30, 2001, and $53.2 million committed under outstanding letters of credit, resulting in approximately $1.0 billion unused and available. On July 15, 1997, the Company took advantage of the favorable interest rate environment by redeeming $125.0 million in aggregate principal amount of its 11 1/4% Senior Subordinated Notes due 2000 at par with borrowings under the Credit Agreement.

     In addition to debt outstanding under the Credit Agreement, the Company had $461.1 million of debt outstanding as of September 27, 1997, consisting primarily of $345.0 million of subordinated notes due between 2002 and 2006.

     As a result of the debt incurred to acquire a portion of Keiper Car Seating GmbH & Co. and the ITT Seat Sub-Systems Unit, Lear's total debt to total capitalization ratio increased to 52.9% at September 27, 1997, compared to 48.2% at June 28, 1997 and 51.3% at December 31, 1996. Excluding this acquisition debt, Lear's total debt to total capitalization would have improved to 46.9%.

     Reflecting the improved financial position, Lear received upgrades from both Standard and Poor's Corporation ("S&P") and Moody's Investor Service ('Moody's"). On June 27, 1997, S&P upgraded Lear's corporate rating from BB+ to BBB- and the 8 1/4% and 9 1/2% Subordinated Notes from BB- from BB+. On August 7, 1997, Moody's upgraded it's rating on Lear's Credit Agreement from Ba1 to Baa3 and the 8 1/4% and 9 1/2% Subordinated Notes from B1 to Ba1.

     The Company believes that cash flows from operations and available credit facilities will be sufficient to meet its debt service obligations, projected capital expenditures and working capital requirements for the foreseeable future.

ACCOUNTING POLICIES

     During 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which changes the calculation of earnings per share to be more consistent with countries outside of the United States. The Company is required to adopt this statement in its December 31, 1997 consolidated financial statements. If this statement had been adopted for the periods presented, the impact on the Company's financial statements is disclosed in
Note 9 to its September 27, 1997 quarterly financial statements included herein.

     Also during 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires increased disclosure of comprehensive income and must be adopted by the Company in its 1998 quarterly financial statements. These requirements are discussed in further detail in Note 9 to its September 27, 1997 quarterly financial statements included herein.

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

                                LEAR CORPORATION

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.
         27.1 Financial Data Schedule for the quarter ended September 27, 1997.

     (b) Reports on Form 8-K.
         No exhibits or reports on Form 8-K were filed during the quarter ended September 27, 1997.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.




LEAR CORPORATION

Dated: November 11, 1997  By:  /s/  Donald J. Stebbins
                               --------------------------
                               Donald J. Stebbins
                               Senior Vice President and
                               Chief Financial Officer

                                LEAR CORPORATION
                                   FORM 10 -Q
                                 EXHIBIT INDEX
                    FOR THE QUARTER ENDED SEPTEMBER 27, 1997



EXHIBIT NUMBER
--------------

27.1            Financial Data Schedule for the quarter ended September 27, 1997