Form 10-K
period 1997-12-31
LEAR CORP /DE/
filed 1998-03-24
CIK 842162

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
   [x]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 31, 1997.

   [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
For  the transition period from              to             .
                                -----------      -----------

COMMISSION FILE NUMBER: 1-11311

                                LEAR CORPORATION
             (Exact name of registrant as specified in its charter)


                       DELAWARE                                                     13-3386776
(State or other jurisdiction of incorporation or organization)          (I.R.S. Employer Identification No.)

    21557 TELEGRAPH ROAD, SOUTHFIELD, MI                                             48086-5008
        (Address of principal executive offices)                                      (zip code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (248) 746-1500

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
               ---

As of March 3, 1998, the aggregate market value of the registrant's Common Stock, par value $.01 per share, held by non-affiliates of the registrant was $3,622,846,056. The closing price of the Common Stock on March 3, 1998 as reported on the New York Stock Exchange was $54 7/16 per share.

As of March 3, 1998, the number of shares outstanding of the registrant's Common Stock was 67,006,857 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant's Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on May 14, 1998, as described in the Cross-Reference Sheet and a Table of Contents included herewith, are incorporated by reference into Part III of this Report.

                             CROSS REFERENCE SHEET
                                      AND
                               TABLE OF CONTENTS


                                                                                                  PAGE NUMBER
                                                                                                OR REFERENCE (1)
                                                                                                ----------------
                                    PART I

ITEM  1.  Business....................................................................................  1
ITEM  2.  Properties.................................................................................. 15
ITEM  3.  Legal proceedings........................................................................... 16
ITEM  4.  Submission of matters to a vote of security holders......................................... 16

                                   PART II

ITEM  5.  Market for the Company's common stock and related stockholder matters....................... 17
ITEM  6.  Selected financial data..................................................................... 18
ITEM  7.  Management's discussion and analysis of financial condition and results of operations ...... 19
ITEM  8.  Consolidated financial statements and supplementary data.................................... 25
ITEM  9.  Changes in and disagreements with accountants on accounting and financial disclosure........ 50

                                   PART III

ITEM 10.  Directors and executive officers of the Company (2)......................................... 51
ITEM 11.  Executive compensation (3).................................................................. 51
ITEM 12.  Security ownership of certain beneficial owners and management (4).......................... 51
ITEM 13.  Certain relationships and related transactions (5).......................................... 51

                                   PART IV
ITEM 14. Exhibits, financial statement schedules, and reports on Form 8-K 52.......................... 52



____________
(1) Certain information is incorporated by reference, as indicated below, from the registrant's Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on May 14, 1998 (the "Proxy Statement").
(2) Proxy Statement sections entitled "Election of Directors" and "Management and Directors."
(3)  Proxy Statement section entitled "Executive Compensation."
(4) Proxy Statement section entitled "Management and Directors - Security Ownership of Certain Beneficial Owners and Management."
(5)  Proxy Statement section entitled "Certain Transactions."

                                     PART I

                               ITEM 1 - BUSINESS

     As used in this Report, unless the context otherwise requires, the "Company" or "Lear" refers to Lear Corporation and its consolidated subsidiaries. A significant portion of the Company's operations are conducted through wholly-owned subsidiaries of Lear Corporation.


                            BUSINESS OF THE COMPANY

GENERAL

     Lear is the largest supplier of automotive interior systems in the estimated $48 billion global automotive interior systems market and one of the ten largest independent automotive suppliers in the world. The Company has experienced substantial growth in market presence and profitability over the last five years as a result of both internal growth and acquisitions. The Company's sales have grown from approximately $2.0 billion for the year ended December 31, 1993 to over $7.3 billion for the year ended December 31, 1997, a compound annual growth rate of 39%. In addition, the Company's operating income has grown from $79.6 million for the year ended December 31, 1993 to $481.1 million for the year ended December 31, 1997, a compound annual growth rate of 57%. The Company's present customers include 27 original equipment manufacturers ("OEMs"), the most significant of which are Ford, General Motors, Fiat, Chrysler, Volvo, Saab, Volkswagen and BMW. As of December 31, 1997, the Company employed over 50,000 people in 25 countries and operated 179 manufacturing, technology, product engineering and administration facilities.

     Lear has in-house capabilities in all five principal automotive interior segments: seat systems; floor and acoustic systems; door panels; instrument panels; and headliners. In addition, as one of the leading global suppliers of interior systems and components to OEMs, Lear is able to offer its customers design, engineering and project management support for the entire automotive interior. Management believes that the ability to offer automotive interior "one-stop-shopping" provides Lear with a competitive advantage as OEMs continue to reduce their supplier base and demand improved quality and enhanced technology. In addition, the Company's broad array of products and process offerings enables it to provide each customer with products tailored to its particular needs.

     Lear is focused on delivering high quality automotive interior systems and components to its customers on a global basis. Due to the opportunity for significant cost savings and improved product quality and consistency, OEMs have increasingly required their suppliers to manufacture automotive interior systems and components in multiple geographic markets. In recent years, the Company has aggressively expanded its operations in Western Europe and emerging markets in Eastern Europe, South America, South Africa and the Asia/Pacific Rim region, giving it the capability to provide its products on a global basis to its OEM customers. In 1997, the Company implemented a new management structure to support the global growth and as a result there are now two Chief Operating Officers, one in charge of international operations and one in charge of North American and South American operations. Also in 1997, the Company launched new business for Audi and Porsche in Western Europe, expanded its seat system program for Fiat in South America and commenced interior systems production for Ford in China. In 1996, Lear entered into a joint venture to supply seat systems in Thailand to a joint venture between Ford and Mazda. In addition, during 1996 Lear was awarded a contract to supply seat and interior trim systems in Argentina for Ford's Ranger program and began its production of seat systems for the Palio (Fiat's world car) in Brazil. Since late 1995, the Company has also established joint ventures in Brazil and Argentina and has opened facilities in South Africa, India, Indonesia, Australia and Venezuela. As a result of the Company's efforts to expand its worldwide operations, the Company's sales outside the United States and Canada have grown from $0.6 billion, or 30.4% of the Company's net sales, for the year ended December 31, 1993 to $2.7 billion, or 36.5% of the Company's net sales, for the year ended December 31, 1997.

     In 1997, Lear held a 14% share of the estimated $48 billion global automotive interior market. In addition, the Company in 1997 held a leading 37% share of the estimated $8.2 billion North American seat systems market and a 40% share of the estimated $1.5 billion North American floor and acoustic systems market. In 1997, the Company was also a leading independent supplier to the estimated $7.5 billion Western European seat systems market, with an 18% share. The door panel, headliner and instrument panel segments of the automotive interior market contain no dominant independent supplier and are in the early stages of the outsourcing and/or consolidation process. The Company believes that the same competitive pressures that contributed to the rapid expansion of its seat systems business in North America since 1983 will continue to encourage OEMs in automotive markets around the world to outsource more of their door panel, headliner and instrument panel requirements.

     The Company is the successor to a manufacturer of automotive steel components founded in 1917 that served as a supplier to General Motors and Ford from its inception.

STRATEGY

     Lear's business objective is to expand its position as the leading supplier of automotive interior systems in the world. Lear intends to build on its full-service capabilities, strong customer relationships and worldwide presence to increase its share of the global automotive interior market. To achieve this objective, the Company intends to continue to pursue a strategy based upon the following elements:

- Enhance its Strong Relationships with OEMs. The Company's management has developed strong relationships with its 27 OEM customers which allow Lear to identify business opportunities and anticipate customer needs in the early stages of vehicle design. Management believes that working closely with OEMs in the early stages of designing and engineering vehicle interior systems gives it a competitive advantage in securing new business. Lear maintains "Customer Focused Divisions" for each of its major customers. This organizational structure consists of several dedicated groups, each of which is focused on serving the needs of a single customer and supporting that customer's programs and product development. Each division can provide all the interior systems and components the customer needs, allowing that customer's purchasing agents, engineers and designers to have a single point of contact. Lear maintains an excellent reputation with OEMs for timely delivery and customer service and for providing world class quality at competitive prices. As a result of the Company's service and performance record, many of the Company's facilities have won awards from OEMs with which they do business.

- Penetrate Emerging Markets. Geographic expansion will continue to be an important element of the Company's growth strategy. In 1997, more than two-thirds of total worldwide vehicle production occurred outside the United States and Canada. Emerging markets such as South America and the Asia/Pacific Rim region present strong global growth opportunities as demand for automotive vehicles has been increasing dramatically in these areas. For example, from 1991 through 1997, sales of light vehicles in China have increased nearly 392%, while sales in Brazil have increased over 146%. It is anticipated that population and per capita income in China, Brazil and other emerging markets will continue to increase. Industry analysts forecast that these underlying trends will result in continued strong increases in light vehicle sales in these and certain other emerging markets. As a result of Lear's strong customer relationships and worldwide presence, management believes that the Company is well positioned to expand with OEMs in emerging markets.

- Capitalize on New Outsourcing Opportunities. The door panel, Western
European instrument panel and headliner segments of the automotive interior market contain no dominant independent supplier and are in the early stages of the outsourcing and/or consolidation process. These segments constituted over 20% of the total estimated $48 billion global automotive interior market in 1997. The Company believes that the same competitive pressures that contributed to the rapid expansion of its seat systems business in North America since 1983 will continue to encourage customers to outsource more of their door, instrument panel and headliner system and component requirements. In addition, management believes that as the outsourcing of these systems accelerates and OEMs continue their worldwide expansion and seek ways to improve vehicle quality and reduce costs, OEMs will increasingly look to independent suppliers such as Lear, to fill the role of "Systems Integrator" to manage the design, purchasing and supply of the total automotive interior. In 1997, Lear was named the interior systems integrator for a high profile Chrysler vehicle.
Management believes that Lear's full service capabilities make it well positioned to obtain additional systems integrator awards.

- Invest in Product Technology and Design Capability. Lear has made substantial investments in product technology and product design capability to support its products. The Company maintains six advanced technology centers and twenty-one customer focused product engineering centers where it designs and develops new products and conducts extensive product testing. The Company also has state-of-the-art acoustics testing, instrumentation and data analysis capabilities. Lear's investments in research and development are consumer-driven and customer-focused. The Company conducts extensive analysis and testing of consumer responses to automotive interior styling and innovations. Because OEMs increasingly view the vehicle interior as a major selling point to their customers, the focus of Lear's research and development efforts is to identify new interior features that make vehicles safer, more comfortable and attractive to consumers. For example, in 1997, the Company introduced the Revolution(TM) Seat Module. The Revolution(TM) Seat Module utilizes a unique seat frame that can be fitted with a wide variety of the Company's seat backs and cushions to meet the needs of a range of different vehicles. The Revolution(TM) Seat Module simplifies and standardizes seat system assembly, enhances interior room and lowers total vehicle costs. Additionally, in 1997, Lear expanded upon its One-Step(TM) door product and introduced the One Step(TM) liftgate. Similar to the One Step(TM) door, this product incorporates all necessary componentry, including hardware, electrical, glass and interior trim, while providing unique structural integrity which allows for both vehicle weight and cost savings.

- Utilize Worldwide JIT Facility Network. Beginning in the 1980s, Lear established facilities, most of which were, and still are, dedicated to a single customer, that allow it to receive components from its suppliers on a just-in-time ("JIT") basis and deliver seat systems to its customers on a sequential JIT basis. This process minimizes inventories and fixed costs for both the Company and its customers and enables the Company to deliver products in as little as 90 minutes notice. In many cases, by carefully managing floor space and overall efficiency, Lear can move the final assembly and sequencing of other interior systems and components from centrally located facilities to its existing JIT facilities. Management believes that the efficient utilization of the Company's JIT facilities located around the world is an important aspect of Lear's global growth strategy and, together with the Company's system integration skills, provides Lear with a significant competitive advantage in terms of delivering total interior systems to OEMs.

- Grow Through Strategic Acquisitions. Strategic acquisitions have been, and management believes will continue to be, an important element in the Company's worldwide growth and in its efforts to capitalize on the outsourcing and supplier consolidation trends. The Company seeks acquisitions which strengthen Lear's relationships with OEMs, complement Lear's existing products and process capabilities and provide Lear with growth opportunities in new markets. The Company has made eight acquisitions since 1993 and will continue to consider strategic acquisitions that provide opportunities to enhance its market position, expand its global presence, increase its product offerings, improve its technological capabilities or enhance customer relationships.

     The development and use of these strategies has been, and management believes will continue to be, an important element in the Company's future growth. For automotive vehicles manufactured in North America, Lear's total content per vehicle has increased from $112 per vehicle in the fiscal year ended December 31, 1993 to $320 per vehicle in the fiscal year ended December 31, 1997. For automotive vehicles manufactured in Western Europe, Lear's total content per vehicle has increased from $34 per vehicle in the fiscal year ended December 31, 1993 to $123 per vehicle in the fiscal year ended December 31, 1997. For automotive vehicles manufactured in South America, Lear's total content per vehicle has increased from $1 per vehicle in the fiscal year ended December 31, 1995 to $129 per vehicle in the fiscal year ended December 31, 1997.

ACQUISITIONS

     To supplement its internal growth and implement its business strategy, the Company has made several strategic acquisitions since 1990. The following is a summary of recent major acquisitions:

ITT Automotive's Seat Sub-Systems Unit Acquisition

     On August 25, 1997, the Company acquired the Seat Sub-Systems Unit of ITT Automotive, a division of ITT Industries ("ITT Seat Sub-Systems"). ITT Seat Sub-Systems was a North American supplier of power seat adjusters and power recliners with 1996 sales to non-Lear facilities of approximately $115 million.

Keiper Seating Acquisition

     On July 31, 1997, the Company acquired certain equity and partnership interests in Keiper Car Seating GmbH&Co and certain of its subsidiaries and affiliates (collectively, "Keiper Seating") for DM 400 million (approximately $252.5 million). Keiper was a leading supplier of automotive vehicle seat systems on a JIT basis for markets in Germany, Hungary, Italy, Brazil and South Africa, and had 1996 sales of approximately $615 million. Management believes that the Keiper acquisition will strengthen Lear's core seat system business, expand Lear's presence in Europe, Brazil and South Africa and strengthen Lear's relationships with Mercedes Benz, Audi, Volkswagen and Porsche.

Dunlop Cox Acquisition

     On June 5, 1997, the Company acquired all of the outstanding shares of capital stock of Dunlop Cox Limited ("Dunlop Cox"). Dunlop Cox, based in Nottingham, England, provides Lear with the ability to design and manufacture manual and electronically-powered automotive seat adjusters. For the year ended December 31, 1996, Dunlop Cox had sales of approximately $39 million.

Borealis Acquisition

     On December 10, 1996, the Company acquired all of the issued and outstanding shares of common stock of Borealis Industrier, A.B. ("Borealis"), a leading Western European supplier of instrument panels, door panels and other automotive components. The acquisition of Borealis provided the Company with the technology to manufacture instrument panels, giving the Company the ability to produce all five principal automotive interior systems. Borealis also produced door panels, climate systems, exterior trim and various components for the Western European automotive, light truck and heavy truck industries. In addition, the Borealis acquisition increased the Company's presence in the Western European market and strengthened its relationships with Volvo, Saab and Scania. The aggregate purchase price for the Borealis acquisition was approximately $91.1 million.

Masland Acquisition

     On July 1, 1996, the Company completed the acquisition of all of the issued and outstanding shares of common stock of Masland Corporation ("Masland") for an aggregate purchase price of $473.8 million. The acquisition of Masland gave Lear manufacturing capabilities to produce floor and acoustic systems. In 1997, as a result of the Masland acquisition, Lear held a 40% share of the estimated $1.5 billion North American floor and acoustic systems market. Also as a result of the Masland acquisition, Lear became a major supplier of interior and luggage trim component and other acoustical products which are designed to minimize noise, vibration and harshness for passenger cars and light trucks. The Masland acquisition also provided Lear with access to certain leading-edge technology. Its 33,000 square foot Technology Center in Plymouth, Michigan provides full service acoustics testing, design, product engineering, systems integration and program management.

AI Acquisition

     On August 17, 1995, the Company acquired all of the issued and outstanding shares of common stock of Automotive Industries Holding, Inc. ("AI"), a leading designer and manufacturer of high quality interior systems and blow molded plastic parts to automobile and light truck manufacturers. Prior to the AI acquisition, Lear had participated primarily in the seat systems segment of the interior market, which comprises approximately 50% of the total combined worldwide interior market. By providing the Company with substantial manufacturing capabilities in door panels and headliners, the AI acquisition made Lear one of the largest independent Tier I suppliers of automotive interior systems in the North American and Western European light vehicle interior market.

FSB Acquisition

     On December 15, 1994, the Company, through its wholly-owned subsidiary, Lear Seating Italia Holdings, S.r.L., acquired the primary automotive seat systems supplier to Fiat and certain related businesses (the "Fiat Seat Business" or the "FSB"). Lear and Fiat also entered into a long-term supply agreement for Lear to produce all outsourced automotive seat systems for Fiat and affiliated companies worldwide. The acquisition of the Fiat Seat Business not only established Lear as a market leader in automotive seat systems in Europe, but, combined with its position in North America, made Lear one of the largest automotive seat systems manufacturers in the world. In addition, it gave the Company access to rapidly expanding markets in South America and has resulted in the formation of new joint ventures which are supplying automotive seat systems to Fiat or its affiliates in Brazil and Argentina.

NAB Acquisition

     On November 1, 1993, Lear significantly strengthened its position in the North American automotive seating market by purchasing the North American seat cover and seat systems business (the "NAB") of Ford Motor Company. The NAB consisted of an integrated United States and Mexican operation which produced seat covers for approximately 80% of Ford's North American vehicle production (as well as for several independent suppliers) and manufactures seat systems for certain Ford models. Prior to the NAB acquisition, the Company outsourced a significant portion of its seat cover requirements. The expansion of the Company's seat cover business has provided Lear with better control over the costs and quality of one of the critical components of a seat system. In addition, by virtue of the NAB Acquisition, the Company has enhanced its relationship with one of its largest OEM customers, entering into a five year supply agreement with Ford, which expires in November 1998, covering models for which the NAB had produced seat covers and seat systems at the time of the acquisition. The Company also assumed during the term of the supply agreement primary engineering responsibility for a substantial portion of Ford's car models, providing Lear with greater involvement in the planning and design of seat systems and related products for future light vehicle models.

Other

     On February 24, 1998, the Company signed an agreement to negotiate exclusively to acquire the seating business of Delphi Automotive Systems, a division of General Motors Corporation ("Delphi Seating"). Delphi Seating is a leading supplier of seat systems to General Motors. The Delphi Seating acquisition is expected to close in the second quarter of 1998. However, there can be no assurances that the Delphi Seating acquisition will be consummated.

PRODUCTS

     Lear's products have evolved from the Company's many years of manufacturing experience in the automotive seat frame market where it has been a supplier to General Motors and Ford since its inception in 1917. The seat frame has structural and safety requirements which make it the basis for overall seat design and was the logical first step to the Company's emergence as a premier supplier of entire seat systems and seat components. With the acquisitions of Borealis, Masland and AI, the Company has expanded its product offerings and can now manufacture and supply its customers with complete interiors, including floor and acoustic systems, door panels, instrument panels and headliners. The Company also produces a variety of blow molded products and other automotive components such as fluid reservoirs, fuel tank shields, exterior airdams, front grille assemblies, engine covers, battery trays/covers and insulators. Lear believes that as OEMs continue to seek ways to improve vehicle quality while simultaneously reducing the costs of the various vehicle components, they will increasingly look to suppliers such as Lear with the capability to test, design, engineer and deliver products for a complete vehicle interior. In addition, with the Borealis, Masland and AI Acquisitions, the Company believes that it has significant cross-selling opportunities across its customer base as well as its vehicle platforms and is well-positioned to expand its position as the leading supplier of automotive interior systems and components in the world.

     The following is the approximate composition by product category of the Company's net sales in the year ended December 31, 1997: seat systems, $4.8 billion; floor and acoustic systems, $0.6 billion; door panels, $0.3 billion; headliners, $0.1 billion; instrument panels $.1 billion; and other components, including tier II sales, $1.4 billion.

- Seat Systems. The seat systems business consists of the manufacture, assembly and supply of vehicle seating requirements. Seat systems typically represent approximately 50% of the cost of the total automotive interior. The Company produces seat systems for automobiles and light trucks that are fully finished and ready to be installed in a vehicle. Seat systems are fully assembled seats, designed to achieve maximum passenger comfort by adding a wide range of manual and power features such as lumbar supports, cushion and back bolsters and leg and thigh supports.

     As a result of its product technology and product design strengths, the Company has been a leader in incorporating convenience features and safety improvements into its seat designs. The Company has also developed methods to reduce its customers costs to install seating. For example, in 1997, the Company showcased the Revolution(TM) Seat Module. The Revolution(TM) Seat Module utilizes a unique seat frame that can be fitted with a wide variety of the Company's seat backs and cushions to meet the needs of a range of different vehicles. The Revolution(TM) Seat Module simplifies and standardizes seat system assembly, enhances interior room and lowers total vehicle costs. Additionally, in 1997, Lear began production of the ventilated seat for SAAB, which draws heat and moisture away from the seat with fans that are embedded in the seat cushions. In addition, Lear has increased production of its new integrated restraint seat system that increases occupant comfort and convenience. Licensed exclusively to Lear, this patented seating concept uses a special ultra high-strength steel tower, a blow-molded seat back frame and a split-frame design to improve occupant comfort and convenience. Other recent product ideas include newly developed fabric seat heaters, a lightweight "ultra low mass seat," and a Code-Alarm(TM) integrated seat, which includes a security device that automatically moves the back of the driver seat against the steering wheel to deter automobile theft.

     Lear's position as a market leader in seat systems is largely attributable to seating programs on new vehicle models launched in the past five years. The Company is currently working with customers in the development of a number of seat systems products to be introduced by automotive manufacturers in the future.

- Floor and Acoustic Systems. Floor systems consist both of carpet and vinyl products, molded to fit precisely the front and rear passenger compartments of cars and trucks, and accessory mats. While carpet floors are used predominately in passenger cars and trucks, vinyl floors, because of their better wear and washability characteristics, are used primarily in commercial and fleet vehicles. The Company is one of the largest independent suppliers of vinyl automotive floor systems in North America, and one of the only suppliers of both carpet and vinyl automotive floor systems. With the Masland acquisition, the Company acquired Maslite(TM), a material that is 40% lighter than vinyl, which has replaced vinyl accessory mats on selected applications.

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

     In 1997, the Company held a 40% share in the estimated $1.5 billion North American floor and acoustic systems market. In addition, the Company participates in the European floor systems market through its joint venture with Sommer-Allibert S.A.

- Door Panels. Door panels consist of several component parts that are attached to a base molded substrate by various methods. Specific components include vinyl or cloth-covered appliques, armrests, radio speaker grilles, map pocket compartments, carpet and sound-reducing insulation. Upon assembly, each component must fit precisely, with a minimum of misalignment or gap, and must match the color of the base substrate. In 1997, Lear introduced the One-Step(TM) liftgate, which includes many of the features integrated in the One-Step(TM) door including an innovative system which consolidates all of the liftgate's internal mechanisms, including glass, window regulators and latches, providing customers with a higher quality product at a lower price. Assembly of the One-Step(TM) liftgate involves combining an injection molded plastic trim panel with all major mechanical components into a single system which can be shipped to OEMs fully assembled, tested and ready to install. Management believes that both the One-Step(TM) door and One-Step(TM) liftgate, while not yet in production, offer Lear significant opportunities to capture a major share of the estimated $10 billion modular door market.

     In 1997, among independent automotive interior suppliers, the Company held a leading 14% share of the estimated $1.7 billion North American door panel market. Management believes that this leadership position has been achieved by offering OEMs the widest variety of manufacturing processes for door panel production. In Western Europe, the Company held a small position in the door panel market. These markets contain no dominant supplier and are just beginning to experience the outsourcing and consolidation trends that have characterized the seat systems market since the 1980's. With its global scope, technological expertise and established customer relationships, Lear believes that it is well-positioned to benefit from these positive industry dynamics.

- Instrument Panels. The instrument panel is a complex system of foil coverings, foams, plastics and metals designed to house various components and act as a safety device for the vehicle occupants. Specific components of the instrument panel include the heating, venting and air conditioning (HVA/C) module, air distribution ducts, air vents, cross car structure, glove compartment assemblies, electrical components, wiring harness, radio system, and passenger airbag units. As the primary occupant focal point of the vehicle interior, the instrument panel is designed to be aesthetically pleasing while also serving as the structural carrier of various components.

     Safety issues surrounding air bag technologies are currently a significant focus of the instrument panel segment. Lear will continue to seek to increase its presence in this area through its research and development efforts, resulting in innovations such as the introduction of cost effective, integrated, seamless airbag covers, which increase occupant safety. Management believes that future trends in the instrument panel segment will continue to focus on safety.

     Cost, weight and part minimization are also key elements in instrument panel development for the next generation of vehicle systems. Lear's goals are to meet future OEM requirements by increasing the integration level of instrument panel components, and by incorporating additional safety features on the primary carrier. Currently, the majority of instrument panel components are assembled at the assembly plant by the OEM. By utilizing its years of JIT assembly experience of complex automotive interior systems, management believes Lear has the ability to capitalize on the OEMs' trend toward outsourcing of complete modular systems and to increase its share of the worldwide instrument panel market.

- Headliners. The Company designs and manufactures headliners, which consist of the headliner substrate, covering material, visors, overhead consoles, grab handles, coat hooks, lighting, wiring and insulators. As with door panels, upon assembly, each headliner component must fit precisely and must match the color of the base substrate. With its sophisticated design and engineering capabilities, the Company believes it is able to supply headliners with enhanced quality and lower costs than OEMs could achieve internally.

     OEMs are increasingly requiring independent suppliers, such as Lear to produce integrated overhead systems. In 1997, Lear introduced an advanced overhead system which incorporates HVA/C ducting, an occupant position detection system, CD changer, trim inflatable tubular structure side air bags and surround sound speakers into a single integrated overhead system. The Company believes that as this and other products move from the design stage to the production stage over the next several years, Lear will have significant opportunities to increase its share of the headliner market. In 1997, the Company created a joint venture with Donnelly Corporation for the design, development, marketing and production of overhead systems for the global automotive market.

     The headliner market is highly fragmented, with no dominant independent supplier. As OEMs continue to seek ways to improve vehicle quality and simultaneously reduce costs, the Company believes that headliners will increasingly be outsourced to suppliers such as Lear, providing the Company with significant growth opportunities.

- Component Products. In addition to the interior systems and other products described above, the Company is able to supply a variety of interior trim, blow molded plastic parts and other automotive components.

     Lear produces seat covers for integration into its own seat systems and for delivery to external customers. The Company's major external customers for seat covers are other independent seat systems suppliers as well as the OEMs. The Company is currently producing approximately 80% of the seat covers for Ford's North American vehicles. The expansion of the Company's seat cover business gives the Company better control over the costs and quality of one of the critical components of a seat system. Typically, seat covers comprise approximately 30% of the aggregate cost of a seat system.

     Lear produces steel and aluminum seat frames for passenger cars and light trucks. Seat frames are primarily manufactured using precision stamped, tubular steel and aluminum components joined together by highly automated, state-of-the-art welding and assembly techniques. The manufacture of seat frames must meet strict customer and government specified safety standards. The Company's seat frames are either delivered to its own plants, where they become part of a complete seat system that is sold to the OEM customer or are delivered to other independent seating suppliers for use in the manufacture of assembled seating systems.

     The Company also produces a variety of interior trim products, such as pillars, cowl panels, scuff plates, trunk liners, quarter panels and spare tire covers, as well as blow molded plastic products, such as fluid reservoirs, vapor canisters and duct systems. In contrast to interior trim products, blow molded products require little assembly. However, the manufacturing process for such parts demands considerable expertise in order to consistently produce high-quality products. Blow molded parts are produced by extruding a shaped parison or tube of plastic material and then clamping a mold around the parison. High pressure air is introduced into the tube causing the hot plastic to take the shape of the surrounding mold. The part is removed from the mold after cooling and is finished by trimming, drilling and other operations.

MANUFACTURING

     All of the Company's manufacturing facilities use JIT manufacturing techniques. Most of the Company's seating related products and many of the Company's other interior products are delivered to the OEMs on a JIT basis. The JIT concept, first broadly utilized by Japanese automotive manufacturers, is the cornerstone of the Company's manufacturing and supply strategy. This strategy involves many of the principles of the Japanese system, but was adapted for compatibility with the greater volume requirements and geographic distances of the North American market. The Company first developed JIT operations in the early 1980's at its seat frame manufacturing plants in Morristown, Tennessee and Kitchener, Ontario, Canada. These plants had previously operated under traditional manufacturing practices, resulting in relatively low inventory turnover rates, significant scrap and rework, a high level of indirect labor costs and long production set-up times. As a result of JIT manufacturing techniques, the Company has been able to consolidate plants, increase capacity and significantly increase inventory turnover, quality and productivity.

     The JIT principles first developed at Lear's seat frame plants were next applied to the Company's growing seat systems business and have now evolved into sequential parts delivery principles. The Company's seating plants are typically no more than 30 minutes or 20 miles from its customers' assembly plants and are able to manufacture seats for delivery to the customers' facilities in as little as 90 minutes. Orders for the Company's seats are received on a weekly basis, pursuant to blanket purchase orders for annual requirements. These orders detail the customers' needs for the following week. In addition, constant computer and other communication connections are maintained between personnel at the Company's plants and personnel at the customers' plants to keep production current with the customers' demand.

     As the Company expands its product line to include total automotive interiors, it is also expanding its JIT facility network. The Company's strategy is to leverage its JIT seat system facilities by moving the final assembly and sequencing of other interior components from its centrally located facilities to its JIT facilities.

     A description of the Company's manufacturing processes for its product segments is set forth below.

- Seat Systems. Seat assembly techniques fall into two major categories, traditional assembly methods (in which fabric is affixed to a frame using Velcro, wire or other material) and more advanced bonding processes. The Company's principal bonding technique involves its patented SureBond(TM) and DryBond(TM) processes, in which fabric is affixed to the underlying foam padding using adhesives. The SureBond(TM) and DryBond(TM) processes have several major advantages when compared to traditional methods, including design flexibility, increased quality and lower cost. The SureBond(TM) and DryBond(TM) processes, unlike alternative bonding processes, result in a more comfortable seat in which air can circulate freely. The SureBond(TM) and DryBond(TM) processes, moreover, are reversible, so that seat covers that are improperly installed can be removed and repositioned properly with minimal materials cost. In addition, the SureBond(TM) and DryBond(TM) processes are not capital intensive when compared to competing bonding technologies. Approximately one-fourth of the Company's seats are manufactured using the SureBond(TM) and DryBond(TM) processes.

     The seat assembly process begins with pulling the requisite components from inventory. Inventory at each plant is kept at a minimum, with each component's requirement monitored on a daily basis. This allows the plant to minimize production space, but also requires precise forecasts of the day's output. Seats are assembled in modules, then tested and packaged for shipment. The Company operates a specially designed trailer fleet that accommodates the off-loading of vehicle seats at the customers' assembly plants.

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

- Floor and Acoustic Systems. The Company produces carpet at its plant in Carlisle, Pennsylvania. Smaller "focused" facilities are dedicated to specific groups of customers and are strategically located near their production facilities. This proximity improves responsiveness to its customers and speeds product delivery to customer assembly lines, which is done on a JIT basis. The Company's manufacturing operations are complemented by its research and development efforts, which have led to the development of a number of proprietary products, such as its EcoPlus(TM) recycling process as well as Maslite(TM), a lightweight proprietary material used in the production of accessory mats.

- Door Panels/Headliners. The Company uses numerous molding, bonding, trimming and finishing manufacturing processes. The wide variety of manufacturing processes helps to satisfy a broad range of customers' different cost and functionality specifications. The Company's ability and experience in producing interior products for such a vast array of applications enhances its ability to provide total interior solutions to OEMs globally. The Company is beginning to employ many of the same JIT principles used at the Company's seat facilities.

     The core technologies used in the Company's door panel and headliner systems include injection molding, low-pressure injection molding, rotational molding and urethane foaming, compression molding of Wood-Stock(TM) (a proprietary process that combines polypropylene and wood flour), glass reinforced urethane and a proprietary headliner process. One element of Lear's strategy is to focus on more complex, value-added products such as door panels and armrests. The Company delivers these integrated systems at attractive prices to the customer because certain services such as design and engineering and sub-assembly are provided more cost efficiently by the Company. The principal purchased components for interior trim systems are polyethylene and polypropylene resins which are generally purchased under long-term agreements and are available from multiple suppliers. Lear is continuing to develop recycling methods in light of future environmental requirements and conditions in order to maintain its competitive edge in this segment.

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

- Instrument Panels. Lear's in-house process capabilities for producing instrument panels include injection molding, vacuum forming, and other various finishing methods. Lear's foil and foam capabilities, whereby molded vinyl is bonded to a plastic substrate using an expandable foam, are used throughout the world. One of Lear's current development projects is an instrument panel concept for trucks produced with low pressure injection molding which management believes will be in production by the second quarter of 1998. Lear is continuing to develop recycling methods in light of future environmental requirements and conditions in order to reduce costs and increase its presence in this segment. The wide variety of available manufacturing processes helps Lear to continue to meet customer cost and functionality specifications.

CUSTOMERS

     Lear serves the worldwide automobile and light truck market, which produces approximately 50 million vehicles annually. The Company's OEM customers currently include Ford, General Motors, Fiat, Chrysler, Volvo, Saab, Opel, Jaguar, Volkswagen, Audi, BMW, Rover, Honda USA, Daimler (Mercedes) Benz, Mitsubishi, Mazda, Toyota, Subaru, Nissan, Isuzu, Peugeot, Porsche, Renault, Suzuki, Saturn, Hyundai and Daewoo. During the year ended December 31, 1997, Ford and General Motors, the two largest automobile and light truck manufacturers in the world, accounted for approximately 29% and 27%, respectively, of the Company's net sales. For additional information regarding customers, foreign and domestic operations and sales, see Note 15, "Geographic Segment Data," to the consolidated financial statements of the Company included in this Report.

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

     The purchase of seat systems and other interior systems and components from full-service independent suppliers like Lear has allowed the Company's customers to realize a competitive advantage as a result of (i) a reduction in labor costs since suppliers like the Company generally enjoy lower direct labor and benefit rates, (ii) the elimination of working capital and personnel costs associated with the production of interior systems by the OEM, (iii) a reduction in net overhead expenses and capital investment due to the availability of significant floor space for the expansion of other OEM manufacturing operations and (iv) a reduction in transaction costs by utilizing a limited number of sophisticated system suppliers instead of numerous individual component suppliers. In addition, the Company offers improved quality and on-going cost reductions to its customers through continuous, Company-initiated design improvements. The Company believes that such cost reductions will lead OEMs to outsource an increasing portion of their automotive interior requirements in the future and provide the Company with significant growth opportunities.

     The Company's sales of value-added assemblies and component systems have increased as a result of the decision by many OEMs to reduce their internal engineering and design resources. In recent years, the Company has significantly increased its capacity to provide complete engineering and design services to support its product line. Because assembled parts such as door panels, floor and acoustic systems, armrests and consoles need to be designed at an early stage in the development of new vehicles or model revisions, the Company is increasingly given the opportunity to participate earlier in the product planning process. This has resulted in opportunities to add value by furnishing engineering and design services and managing the sub-assembly process for the manufacturer, as well as providing the broader range of parts that are required for assembly.

     Lear maintains "Customer Focused Divisions" for each of the Company's major customers. This organizational structure consists of several dedicated groups, each of which is primarily focused on serving the needs of a single customer and supporting that customer's programs and product development. Each division is capable of providing whatever interior component the customer needs, thereby providing that customer's purchasing agents, engineers and designers with a single point of contact for their total automotive interior needs.

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

     The Company's sales for the year ended December 31, 1997 were comprised of the following vehicle categories: 43% light truck; 21% mid-size; 18% compact; 12% luxury/sport; and 6% full-size. The following table presents an overview of the major vehicle models for which the Company, or its affiliates, produces automotive interior systems or components and the locations of such production:

                                NORTH AMERICA


BMW:
Z3                          FORD (CONT):               GENERAL MOTORS (CONT):                HONDA:
Z3 Coupe                    Ford Escort                Chevrolet Lumina                      Accord
M Roadster                  Ford Expedition            Chevrolet Malibu                      Acura CL

CHRYSLER:                   Ford Explorer              Chevrolet Metro                       Civic
Chrysler Cirrus             Ford F-Series              Chevrolet Monte Carlo                 Passport
Chrysler Concorde           Ford Mustang               Chevrolet Prizm
Chrysler LHS                Ford Ranger                Chevrolet S 10                        MAZDA:
Chrysler Sebring            Ford Taurus                Chevrolet Suburban                    626
Chrysler Sebring            Ford Windstar              Chevrolet Swing                       B-Series Truck
Convertible                 Lincoln Continental        Chevrolet Tahoe                       MX-6
Chrysler Town & Country     Lincoln Navigator          Chevrolet Venture                     MITSUBISHI:
Dodge Avenger               Lincoln Town Car           GMC Jimmy                             Eclipse
Dodge Caravan               Mercury Grand Marquis      GMC Safari                            Galant
Dodge Dakota                Mercury Mountaineer        GMC Savana
Dodge Durango               Mercury Mystique           GMC Sierra                            NISSAN:
Dodge Intrepid              Mercury Sable              GMC Sonoma                            Altima
Dodge Neon                  Mercury Tracer             GMC Suburban                          Frontier
Dodge Ram                   Mercury Villager           GMC Top-Kick                          Quest
Dodge Ram Van                                          GMC Yukon                             Sentra
Dodge Ram Wagon             GENERAL MOTORS:            Oldsmobile 88
Dodge Ramcharger            Buick Century              Oldsmobile Achieva                    SUBARU/ISUZU:
Dodge Stratus               Buick LeSabre              Oldsmobile Aurora                     Isuzu Rodeo
Dodge Viper                 Buick Park Avenue          Oldsmobile Bravada                    Subaru Legacy
Eagle Talon                 Buick Regal                Oldsmobile Cutlass
Jeep Cherokee               Buick Riviera              Oldsmobile Intrigue                   TOYOTA:
Jeep Grand Cherokee         Buick Skylark              Oldsmobile Silhouette                 Avalon
Jeep Wrangler               Cadillac Catera            Pontiac Bonneville                    Camry
Plymouth Breeze             Cadillac DeVille/Concours  Pontiac Firebird                      Corolla
Plymouth Neon               Cadillac Eldorado/Seville  Pontiac Grand Am                      Sienna
Plymouth Prowler            Chevrolet Astro            Pontiac Grand Prix                    Tacoma
Plymouth Voyager            Chevrolet Blazer           Pontiac Sunfire
                            Chevrolet C/K              Pontiac Tran Sport                    VOLKSWAGEN:
FORD:                       Chevrolet Camaro           Saturn                                Cabrio
Ford Contour                Chevrolet Cavalier         Saturn EV1                            Golf
Ford Crown Victoria         Chevrolet Corvette                                               GPA Minivan
Ford Econoline              Chevrolet Express          SUZUKI:                               Jetta
                            Chevrolet Kodiak           Sidekick
                                                       Swift                                 VOLVO:
                                                                                             S/V 70

                                WESTERN EUROPE


ALFA ROMEO:                 FERRARI:                   JAGUAR:                               OPEL (Con't):
145                         F355 Berlinetta            XJ Saloon                             Omega
146                         F355 Spider                XK8                                   Vectra
936                         550 Maranello
Coupe/GTV                                              LANCIA:                               PORSCHE:
Giuletta                    FIAT:                      Dedra                                 911
Spider                      Barchetta                  Delta                                 Boxster
                            Bravo/Brava                Kappa
AUDI:                       Coupe                      Y                                     PEUGEOT:
A3                          Ducato                                                           306
A4                          Marea                      MERCEDES:                             406
A6                          Panda                      A-class                               406 Coupe
A8                          Punto                      C-class
Cabriolet                   Punto Cabriolet            E-class                               RENAULT:
                                                       SL                                    Cabrio
BMW:                        FORD:                      SLK                                   Clio
3 Series                    Escort                                                           Express
5 Series                    Fiesta                     NISSAN:                               Laguna
                            Ka                         Micra                                 Megane
CHRYSLER:                   Mondeo                     Primera                               Safrane
Eurostar                    Puma                       Terrano                               Scenic
                            Scorpio                                                          Twingo
CITROEN:                                               OPEL:
Berlingo                    HONDA:                     Astra                                 ROLLS ROYCE:
Saxo                        Accord                     Calibra                               Rolls Royce:
                            Civic                      Corsa
                                                       Frontera










 ROVER:             SAAB:             VOLKSWAGEN:           VOLVO:
 100/Metro          9-3               Caravelle             Series 800
 200                9-5               Golf                  Series 900
 400                9000              Passat                C70
 600                                  Vento                 S/V70
 800                SEAT:                                   S/V90
 Defender           Arosa
 Discovery
 Freelander         TOYOTA:
 MGF                Avensis
 Mini
 Range Rover


                                OTHER REGIONS

AUSTRALIA                   INDONESIA                  SOUTH AFRICA                          S. AMERICA(CONT)
GENERAL MOTORS:             GENERAL MOTORS:            BMW:                                  FIAT(CONT):
Berlina                     S-10 Blazer                3 Series                              Siena
Calais                                                                                       Tempra
Caprice                     KOREA                      HONDA:                                Uno
Executive                   HYUNDAI:                   Ballade
Statesman                   Grandeur                   Civic                                 FORD:
Ute                                                                                          Ranger
                            POLAND                     MERCEDES:
CHINA                       DAEWOO:                    C-class                               GENERAL MOTORS:
FORD:                       Lublin                     E-class                               Chevrolet Cavalier
China Transit                                                                                Chevrolet C/K
                            FIAT:                                                            Chevrolet Lumina
CZECH REPUBLIC              500                        MITSUBISHI:                           Corsa
SKODA:                      600                        Colt                                  Grand Blazer
Skoda Pickup                Palio
                            Siena                      THAILAND                              PUEGEOT:
HUNGARY                     Uno                        VOLVO:                                306
OPEL:                                                  S/V70                                 405
Astra                       OPEL:                      900 Series                            504
                            Astra
INDIA                                                  SOUTH AMERICA                         VOLKSWAGEN:
OPEL:                       VOLVO:                     FIAT:                                 Gol
Astra                       S/V40                      Duna                                  Kombi
                                                       Fiorino                               Polo
                                                       Palio                                 Saveiro

     Because of the economic benefits inherent in outsourcing to suppliers such as Lear and the costs associated with reversing a decision to purchase seat systems and other interior systems and components from an outside supplier, the Company believes that automotive manufacturers' commitment to purchasing seating and other interior systems and components from outside suppliers, particularly on a JIT basis, will increase. However, under the contracts currently in effect in the United States and Canada between each of General Motors, Ford and Chrysler with the United Auto Workers ("UAW") and the Canadian Auto Workers ("CAW"), in order for any of such manufacturers to obtain from external sources components that it currently produces, it must first notify the UAW or the CAW of such intention. If the UAW or the CAW objects to the proposed outsourcing, some agreement would have to be reached between the UAW or the CAW and the OEM. Factors that will normally be taken into account by the UAW, the CAW and the OEM include whether the proposed new supplier is technologically more advanced than the OEM, whether the new supplier is unionized, whether cost benefits exist and whether the OEM will be able to reassign union members whose jobs are being displaced to other jobs within the same factories. As part of its long-term agreement with General Motors, in 1997, the Company operated its Rochester Hills, Michigan, Wentzville, Missouri and Lordstown, Ohio facilities with General Motors' employees and reimburses General Motors for the wages of such employees on the basis of the Company's employee wage structure. The Company enters into these arrangements to enhance its relationship with its customers. As of January 1, 1998, the Company established its own work force at the Lordstown, Ohio facility replacing the General Motors employees.

     General Motors experienced work stoppages during 1996 and 1997, primarily relating to the outsourcing of automotive components. Chrysler also experienced a work stoppage in 1997, primarily relating to the outsourcing of automotive components. These work stoppages halted the production of certain vehicle models and adversely affected the Company's operations.

     The Company's contracts with its major customers generally provide for an annual productivity price reduction and, in some cases, provide for the recovery of increases in material and labor costs. Cost reduction through design changes, increased productivity and similar productivity price reduction programs with the Company's suppliers have generally offset changes in selling prices. The Company's cost structure is comprised of a high percentage of variable costs. The Company believes that this structure provides it with additional flexibility during economic cycles.


MARKETING AND SALES

     Lear markets its products by maintaining strong customer relationships, which have been developed over its 80-year history through extensive technical and product development capabilities, reliable delivery of high quality products, strong customer service, innovative new products and a competitive cost structure. Close personal communications with automotive manufacturers is an integral part of the Company's marketing strategy. Recognizing this, the Company is organized into independent divisions, each with the ability to focus on its customers and programs and each having complete responsibility for the product, from design to installation. By moving the decision-making process closer to the customer, and by instilling a philosophy of "cooperative autonomy," the Company is more responsive to, and has strengthened its relationships with, its customers. OEMs have generally continued to reduce the number of their suppliers as part of a strategy of purchasing interior systems rather than individual components. This process favors suppliers like Lear with established ties to OEMs and the demonstrated ability to adapt to the new competitive environment in the automotive industry.

     The Company's sales are originated almost entirely by its sales staff. This marketing effort is augmented by design and manufacturing engineers who work closely with OEMs from the preliminary design to the manufacture and supply of interior systems or components. Manufacturers have increasingly looked to suppliers like the Company to assume responsibility for introducing product innovation, shortening the development cycle of new models, decreasing tooling investment and labor costs, reducing the number of costly design changes in the early phases of production and improving interior comfort and functionality. Once the Company is engaged to develop the design for the interior system or component of a specific vehicle model, it is also generally engaged to supply these items when the vehicle goes into production. The Company has devoted substantial resources toward improving its engineering and technical capabilities and developing advanced technology centers in the United States and in Europe. The Company has also developed full-scope engineering capabilities, including all aspects of safety and functional testing, acoustics testing and comfort assessment. In addition, the Company has established numerous product engineering sites in close proximity to its OEM customers to enhance customer relationships and design activity. Finally, the Company has implemented a program of dedicated teams consisting of interior trim and seat system personnel who are able to meet all of a customer's interior needs. These teams provide a single interface for Lear's customers and help avoid duplication of sales and engineering efforts.

TECHNOLOGY

     The Company conducts advanced product design development at its advanced technology centers in Southfield, Michigan, Plymouth, Michigan, Munich, Germany, Tidaholm, Sweden, Coventry, England and Turin, Italy and at twenty-one worldwide advanced product engineering centers. At these centers, the Company tests its products to determine compliance with applicable safety standards, the products' quality and durability, response to environmental conditions and user wear and tear. The Company also has state-of-the-art acoustics testing, instrumentation and data analysis capabilities.

     The Company believes that in order to effectively develop total interior systems, it is necessary to integrate the research, design, development and styling of all interior subsystems. Accordingly, during 1997, the Company began expanding its advanced technology center at its world headquarters in Southfield, Michigan. When completed in 1998, the Company's advanced technology center in Southfield will give Lear the distinction of being the only global automotive supplier with engineering, research and development capabilities for all five interior systems at one location.

     The Company has dedicated, and will continue to dedicate, resources to research and development to maintain its position as a leading technology developer in the automotive interior industry. Research and development costs incurred in connection with the development of new products and manufacturing methods, to the extent not recoverable from the customer, are charged to selling, general and administrative expenses as incurred. Such costs amounted to approximately $90.4 million, $70.0 million, and $53.3 million for the years ended December 31, 1997, 1996 and 1995, respectively. Engineering expenses related to current production are charged to cost of sales as incurred and amounted to $28.5 million, $21.4 million, and $14.1 million for the years ended December 31, 1997, 1996 and 1995, respectively.

     In the past, the Company has developed a number of designs for innovative seat features which it has patented, including ergonomic features such as adjustable lumbar supports and bolster systems and adjustable thigh supports. In addition, the Company incorporates many convenience, comfort and safety features into its seat designs, including storage armrests, rear seat fold down panels, integrated restraint systems (belt systems integrated into seats), side impact air bags and child restraint seats. The Company continually invests in its CAE and CAD/CAM systems. Recent enhancements to these systems include customer telecommunications and direct interface with customer CAD systems.

     Lear uses its patented SureBond(TM) process (the patent for which expires in approximately six years) in bonding seat cover materials to the foam pads used in certain of its seats. The SureBond(TM) process is used to bond a pre-shaped cover to the underlying foam to minimize the need for sewing and to achieve new seating shapes, such as concave shapes, which were previously difficult to manufacture. The Company has recently improved this process through the development of its patented DryBond(TM) process which allows for the bonding of vinyl and leather to seat cushions and seat backs. This process further increases manufacturing efficiency, provides longer work cycles for automotive seats and yields more design flexibility for automotive interior components.

     The Company has virtually all technologies and manufacturing processes available for interior trim and under-the-hood applications. The manufacturing processes include, among other things, high and low pressure injection molding, vacuum forming, blow molding, soft foam molding, heat staking, water jet cutting, vibration welding, ultrasonic welding, and robotic painting. This wide range of capabilities allows the Company to assist its customers in selecting the technologies that are the most cost effective for each application. Combined with its design and engineering capabilities and its state-of-the-art technology and engineering centers, the Company provides comprehensive support to its OEM customers from product development to production.

     The Company owns one of the few proprietary-design dynamometers capable of precision acoustics testing of front, rear and four-wheel drive vehicles. Together with its custom-designed reverberation room, computer-controlled data acquisition and analysis capabilities provide precisely controlled laboratory testing conditions for sophisticated interior and exterior noise, vibration and harshness (NVH) testing of parts, materials and systems, including powertrain, exhaust and suspension components. The Company also owns a 29% interest in Precision Fabrics Group, Inc. ("PFG"), which has patented a process to sew and fold an ultralight fabric into airbags which are 60% lighter than airbags currently used in the automotive industry. As this new airbag can fit into a shirt pocket when folded, it is adaptable to side restraint systems (door panels and seats) as well as headliners.

     The Company holds a number of mechanical and design patents covering its products and has numerous applications for patents currently pending. In addition, the Company holds several trademarks relating to various manufacturing processes. The Company also licenses its technology to a number of seating manufacturers. Additionally, the Company continues to identify and implement new technologies for use in the design and development of its products.

JOINT VENTURES AND MINORITY INTERESTS

     The Company currently has twenty-six joint ventures, eleven of which are included in the Company's consolidated financial statements, and fifteen of which are included in the Company's consolidated financial statements using the equity method of accounting. These joint ventures are located in 16 countries. The Company pursues attractive joint ventures in order to assist its entry into new markets, facilitate the exchange of technical information, expand its product offerings, and broaden its customer base. In 1997, the Company formed a joint venture with Donnelly Corporation for the design, development, marketing and production of overhead systems for the global automotive market. Also in 1997, with the Kieper Seating Acquisition, the Company acquired interests in joint ventures in Italy to supply seat systems to Alpha Romeo, Fiat, Lancia and Ferrari and in South Africa to supply seat systems to Mercedes, Honda and Mitsubishi. In 1996, the Company expanded its presence in the Asia/Pacific Rim region with a joint venture with NHK Spring Co., Ltd. to supply seat systems in Thailand to a joint venture between Ford and Mazda. In addition, Lear entered a joint venture with Jiangling Motors Co., Ltd. to supply seat systems and interior trim components in China for Isuzu trucks and Ford transit vans. In addition, several of the Company's recent acquisitions, including Masland and AI, have provided the Company with strategic joint ventures. With the Masland Acquisition, Lear acquired interests in PFG and Sommer Masland (U.K.) Ltd. Sommer Masland helped to expand Masland's geographical presence in Europe and strengthened its relationship with several existing customers, including Nissan, Peugeot and Saab. The AI Acquisition included a 40% interest in Industrias Automotrices Summa, S.A. de C.V. (Mexico), as well as a 33% interest in Guildford Kast Plastifol Ltd. (U.K.), both of which produce interior trim parts for automobiles.

COMPETITION

     The Company is the leading supplier of automotive interior products with manufacturing capabilities in all five automotive interior systems: seat systems; floor and acoustic systems; door panels; instrument panels; and headliners. Within each system, the

Company competes with a variety of independent suppliers and OEM in-house operations. Set forth below is a summary of the Company's primary independent competitors.

- Seat Systems. Lear is one of three primary suppliers in the outsourced North American seat systems market. The Company's main independent competitors are Johnson Controls, Inc. and Magna International, Inc. The Company's major independent competitors in Western Europe are Johnson Controls, Inc. and Bertrand Faure (headquartered in France).

- Floor and Acoustic Systems. Lear is one of the largest of the three primary independent suppliers in the outsourced North American floor and acoustic systems market. The Company's primary competitors are Collins & Aikman Corp. Automotive Division, a division of Collins & Aikman Corporation, and the Magee Carpet Company. The Company's major competitors in Western Europe include Sommer Alibert Industrie, Emfisint Automotive SA, Radici Pietro Spa, Treves ETS and Rieter Automotive.

- Other Interior Systems and Components. The market for outsourced headliners and door panels and the instrument panel market in Western Europe are highly fragmented. The Company's major independent competitors in these segments include Johnson Controls, Inc., Magna International, Inc., Davidson Interior Trim (a division of Textron, Inc.), UT Automotive (a subsidiary of United Technologies, Inc.), The Becker Group and a large number of smaller operations. The Company's primary competitors in the North American instrument panel market are Delphi Interior and Lighting Systems, a division of General Motors, Visteon, a division of Ford Motor Company and Textron Automotive Company.

SEASONALITY

     Lear's principal operations are directly related to the automotive industry. Consequently, the Company may experience seasonal fluctuation to the extent automotive vehicle production slows, such as in the summer months when plants close for model year changeovers and vacation. Historically, the Company's sales and operating profit have been the strongest in the second and fourth calendar quarters. Net sales for the year ended December 31, 1997 by calendar quarter were as follows: first quarter, 24%; second quarter, 25%; third quarter, 22%; and fourth quarter, 29%. See Note 16, "Quarterly Financial Data," of the notes to the Company's consolidated financial statements included in this Report.

EMPLOYEES

     As of December 31, 1997, the Company employed approximately 20,600 persons in the United States and Canada, 14,700 in Mexico, 12,300 in Europe and 3,400 in other regions of the world. Of these, about 8,300 were salaried employees and the balance were paid on an hourly basis. Approximately 35,000 of the Company's employees are members of unions. The Company has collective bargaining agreements with several unions including: the UAW; the CAW; the Textile Workers of Canada; the International Brotherhood of Teamsters, Chauffeurs, Warehousemen, and Helpers of America; the International Association of Machinists and Aerospace Workers; and the AFL-CIO. Each of the Company's unionized facilities in the United States and Canada has a separate contract with the union which represents the workers employed there, with each such contract having an expiration date independent of the Company's other labor contracts. The majority of the Company's European and Mexican employees are members of industrial trade union organizations and confederations within their respective countries. The majority of these organizations and confederations operate under national contracts which are not specific to any one employer. The Company has experienced some labor disputes at its plants, none of which has significantly disrupted production or had a materially adverse effect on its operations. The Company has been able to resolve all such labor disputes and believes its relations with its employees are generally good.

     In addition, as part of its long-term agreements with General Motors, the Company currently operates two facilities with an aggregate of approximately 600 General Motors' employees and reimburses General Motors for the wages of such employees on the basis of the Company's wage structure.

ENVIRONMENTAL

     The Company is subject to various laws, regulations and ordinances which govern activities such as discharges to the air and water, as well as handling and disposal practices for solid and hazardous wastes, and which impose costs and damages associated with spills, disposal or other releases of hazardous substances. The Company believes that it is in substantial compliance with such requirements. Management does not beieve that it will incur compliance costs pursuant to such requirements that would have a material adverse effect on the Company's consolidated financial position or future results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Environmental Matters."

                              ITEM 2 - PROPERTIES

     As of December 31, 1997, the Company's operations were conducted through 179 facilities, some of which are used for multiple purposes, including 144 manufacturing facilities, 21 product engineering centers and 6 advanced technology centers, in 25 countries employing over 50,000 people worldwide. The Company's world headquarters are located in Southfield, Michigan. The facilities range in size from 1,500 square feet to 1,000,000 square feet.

     No facility is materially underutilized. Of the 179 existing facilities (which include facilities owned by the Company's less than majority-owned affiliates), 85 are owned and 94 are leased with expiration dates ranging from 1998 through 2007. Management believes substantially all of the Company's property and equipment is in good condition and that it has sufficient capacity to meet its current and expected manufacturing and distribution needs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Liquidity and Financial Condition."

     The following table presents the locations of the Company's facilities:


ARGENTINA          GERMANY               POLAND               UNITED STATES (CONTINUED)
Buenos Aires       Besigheim             Myslowice            Fremont, OH
Cordoba            Bremen-Mahndorf       Tychy                Greencastle, IN
                   Ebersberg                                  Hammond, IN
AUSTRALIA          Eisenach              SINGAPORE            Huron, OH
Adelaide           Gustavsburg           Singapore            Janesville, WI
Brooklyn           Kaiserslautern                             Kansas City, MO
                   Munich                SOUTH AFRICA         Lansing, MI
AUSTRIA            Plattling             Brits                Lebanon, OH
Koflach            Quakenbruck           East London          Lebanon, VA
                   Remscheid                                  Lewistown, PA
BRAZIL             Rietberg              SPAIN                Livonia, MI
Belo Horizonte     Sulzbach              Pamplona             Lordstown, OH
Cacapava           Wackersdorf                                Louisville, KY
Curitiba                                 SWEDEN               Luray, VA
Sao Paolo          HUNGARY               Arendal              Madisonville, KY
                   Gyor                  Aviken               Manteca, CA
CANADA             Mor                   Bengtsfors           Marlette, MI
Ajax                                     Dals Langed          Marshall, MI
Kitchener          INDIA                 Fargelanda           Melvindale, MI
Maple              Gujarat               Gnosjo               Mendon, MI
Mississauga                              Goteborg             Midland, TX
Oakville           INDONESIA             Ljungby              Morristown, TN
St. Thomas         Jakarta               Tanumshede           New Castle, DE
Whitby                                   Tidaholm             Newark, DE
Woodstock          IRELAND               Trollhattan          Novi, MI
                   Naas                                       Plymouth, MI
CHINA                                    THAILAND             Pontiac, MI
Nanchang           ITALY                 Bangkok              Rochester Hills, MI
Wanchai            Caivano               Khorat               Romulus, MI
                   Cassino                                    Roscommon, MI
CZECH REPUBLIC     Grugliasco            TURKEY               Sheboygan, WI
Prestice           Melfi                 Bursa                Sidney, OH
                   Orbassano                                  Southfield, MI
ENGLAND            Pozzilli              UNITED STATES        Strasburg, VA
Colne              Pozzo D'Adda          Allen Park, MI       Troy, MI
Coventry           Termini Imerese       Arlington, TX        Walker, MI
Dunton                                   Atlanta, GA          Warren, MI
Middlemarch        MEXICO                Auburn Hills, MI     Wentzville, MO
Nottingham         Cuautitlan            Bowling Green, OH    West Chicago, IL
Tamworth           Hermosillo            Bridgeton, MO        Winchester, VA
Tipton             Juarez                Carlisle, PA
Washington         La Cuesta             Covington, VA        VENEZUELA
                   Naucalpan             Dearborn, MI         Valencia
FRANCE             Puebla                Detroit, MI
Meaux              Ramos Arizpe          Duncan, SC
Paris              Rio Bravo             El Paso, TX
                   Saltillo              Elsie, MI
                   San Lorenzo           Fenton, MI
                   Silao                 Frankfort, IN
                   Tlahuac
                   Toluca

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

     The Company has been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), for the cleanup of contamination from hazardous substances at two Superfund sites where liability has not been substantially resolved. Management believes that the Company is, or may be, responsible for less than one percent, if any, of the total costs at the two Superfund sites. The Company has also been identified as a PRP at two additional sites where liability has not been substantially resolved. In addition, the Company is one of a number of defendants in a state court action brought by a group of plaintiffs in Texas who have claimed various impacts from a Texas landfill to which the Company and others allegedly sent waste. The Company's expected liability, if any, at these additional sites is not material. The Company has set aside reserves which management believes are adequate to cover any such liabilities. Management believes that such matters will not result in liabilities that will have a material adverse effect on the Company's consolidated financial position or future results of operations.


          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II

           ITEM 5  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
                              STOCKHOLDER MATTERS


     The Company's Common Stock is listed on the New York Stock Exchange under the symbol "LEA." The Transfer Agent and Registrar for the Company's Common Stock is The Bank of New York, located in New York, New York. On March 3, 1998, there were 772 holders of record of the Company's Common Stock.

     To date, the Company has never paid a cash dividend on its Common Stock. Any payment of dividends in the future is dependent upon the financial condition, capital requirements, earnings of the Company and other factors. In addition, the Company is subject to certain contractual restrictions on the payment of dividends. See Note 8, "Long-Term Debt," of the notes to the consolidated financial statements included in this Report for information concerning such restrictions.

     The following table sets forth the high and low sales prices per share of Common Stock, as reported by the New York Stock Exchange, for the periods indicated:

                                     Price Range of
Year Ended December 31, 1997          Common Stock
----------------------------   --------------------------
                                   High          Low
                               ------------  ------------
4th Quarter                         51 11/16     44 15/16
3rd Quarter                         50 1/8       42
2nd Quarter                         43 1/8       33 1/4
1st Quarter                         39 7/8       33 1/2


                                     Price Range of
Year Ended December 31, 1996:         Common Stock
-----------------------------  --------------------------
                                   High          Low
                               ------------  ------------
4th Quarter                         38 7/8       31 3/4
3rd Quarter                         39 7/8       29 7/8
2nd Quarter                         39 1/4       27 1/2
1st Quarter                         34           25 1/4

                        ITEM 6  SELECTED FINANCIAL DATA

     The following income statement and balance sheet data were derived from the consolidated financial statements of the Company. The consolidated financial statements of the Company for the years ended December 31, 1997, 1996, 1995, 1994 and 1993, have been audited by Arthur Andersen LLP. The selected financial data below should be read in conjunction with the consolidated financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Report.




FOR THE YEAR ENDED DECEMBER 31,                   1997              1996               1995            1994            1993
                                                  ----              ----               ----            ----            ----
                                                                           (DOLLARS IN MILLIONS (1))
OPERATING DATA:
  Net sales                                  $   7,342.9        $   6,249.1       $   4,714.4      $   3,147.5      $   1,950.3
  Gross profit                                     809.4              619.7             403.1            263.6            170.2
  Selling, general and administrative
   expenses                                        286.9              210.3             139.0             82.6             62.7
  Incentive stock and other
   compensation expense (2)                           --                --                 --               --             18.0
  Amortization                                      41.4               33.6              19.3             11.4              9.9
                                             -----------        -----------       -----------       -----------     -----------
  Operating income                                 481.1              375.8             244.8            169.6             79.6
  Interest expense, net                            101.0              102.8              75.5             46.7             45.6
  Other expense, net (3)                            28.8               19.6              12.0              8.1              9.2
                                             -----------        -----------       -----------       -----------     -----------
  Income before income taxes
    and extraordinary items                        351.3              253.4             157.3            114.8             24.8
  Income taxes                                     143.1              101.5              63.1             55.0             26.9
                                             -----------        -----------       -----------       -----------     -----------
  Income (loss) before
    extraordinary items                            208.2              151.9              94.2             59.8             (2.1)
  Extraordinary items (4)                            1.0                 --               2.6               --             11.7
                                             -----------        -----------       -----------       -----------     -----------
  Net income (loss)                          $     207.2        $     151.9       $      91.6      $      59.8      $     (13.8)
                                             ===========        ===========       ===========      ===========      ===========

  Diluted income (loss) per share before
    extraordinary items                      $      3.05        $      2.38       $      1.79      $      1.26      $      (.06)
  Diluted net income (loss) per share        $      3.04        $      2.38       $      1.74      $      1.26      $      (.39)
  Weighted average shares outstanding (5)     68,248,083         63,761,634        52,488,938       47,438,477       35,500,014
BALANCE SHEET DATA:
  Current assets                             $   1,614.9        $   1,347.4       $   1,207.2      $     818.3      $     433.6
  Total assets                                   4,459.1            3,816.8           3,061.3          1,715.1          1,114.3
  Current liabilities                            1,854.0            1,499.3           1,276.0            981.2            505.8
  Long-term debt                                 1,063.1            1,054.8           1,038.0            418.7            498.3
  Common stock subject to limited
   redemption rights, net                             --                 --                --               --             12.4
  Stockholders' equity                           1,207.0            1,018.7             580.0            213.6             43.2
OTHER DATA:
  EBITDA (6)                                 $     665.5        $     518.1       $     336.8      $     225.7      $     122.2
  Capital expenditures                       $     187.9        $     153.8       $     110.7      $     103.1      $      45.9
  Number of facilities (7)                           179                148               107               79               61
  North American content per vehicle (8)     $       320        $       292       $       227      $       169      $       112
  North American vehicle production  (9)            15.6               15.0              14.9             15.2             13.7
  Western Europe content per vehicle (10)    $       123        $       109       $        92      $        44      $        34
  Western Europe vehicle production  (11)           15.1               14.4              13.9             13.2             11.7


(1) Except per share data, weighted average shares outstanding, number of facilities, North American content per vehicle, North American vehicle production, Western Europe content per vehicle and Western Europe vehicle production.
(2) Includes a one-time charge of $18.0 million, of which $14.5 million is non-cash, for the year ended December 31, 1993 for incentive stock and other compensation expense.
(3) Consists of foreign currency exchange gain or loss, minority interests in consolidated subsidiaries, equity in net income of affiliates, state and local taxes and other expense.
(4)  The extraordinary items resulted from the prepayment of debt.
(5)  Weighted average shares outstanding is calculated on a diluted basis.
(6) "EBITDA" is operating income plus depreciation and amortization. EBITDA does not represent and should not be considered as an alternative to net income or cash flows from operations as determined by generally accepted accounting principles.
(7) Includes facilities operated by the Company's less than majority-owned affiliates and facilities under construction.
(8) "North American content per vehicle" is the Company's net sales in North America divided by total North American vehicle production.
(9) "North American vehicle production" includes car and light truck production in the United States, Canada and Mexico estimated from industry sources.
(10) "Western Europe content per vehicle" is the Company's net sales in Western Europe divided by total Western Europe vehicle production.
(11) "Western Europe vehicle production" includes car and light truck production in Austria, Belgium, France, Germany, Italy, Netherlands, Portugal, Spain, Sweden, and the United Kingdom, estimated from industry sources.

           ITEM 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Year Ended December 31, 1997 Compared With Year Ended December 31, 1996.

Lear achieved record sales in 1997 for the sixteenth consecutive year with net sales of $7.3 billion in the year ended December 31, 1997 exceeding 1996 net sales by $1.1 billion, or 17.5%. Net sales in the current year benefited from acquisitions, which collectively accounted for $.8 billion of the increase, new business introduced in North America, South America and Europe and incremental volume and content on established programs which was partially offset by $.2 billion of unfavorable foreign exchange.

Gross profit and gross margin improved to $809 million and 11.0% in 1997 as compared to $620 million and 9.9% in 1996. Gross profit in the current year reflects the contribution of acquisitions and the overall growth in industry build schedules on passenger car and truck programs by domestic and foreign automotive manufacturers.

Selling, general and administrative expenses, including research and development, as a percentage of net sales increased to 3.9% in 1997 as compared to 3.4% in the previous year. Actual expenditures in 1997 increased in comparison to the prior year due to the integration of engineering and administrative expenses incurred as a result of acquisitions and increased North American, European and Asia/Pacific Rim research, development and administrative expenses required to support existing and potential business opportunities.

Operating income and operating margin were $481 million and 6.6% in the year ended December 31, 1997 as compared to $376 million and 6.0% in the year ended December 31, 1996. In 1997, operating income benefited from increased revenue from domestic and foreign automotive manufacturers on new and existing car and light truck programs coupled with the benefits derived from acquisitions. Partially offsetting the increase in operating income were engineering and administrative support expenses associated with the expansion of domestic and international business. Non-cash depreciation and amortization charges were $184 million and $142 million for the years ended December 31, 1997 and 1996.

For the year ended December 31, 1997, interest expense decreased in comparison to prior year primarily as a result of savings generated from the redemption of the Company's 11 1/4% senior subordinated notes, reduced interest rates in certain currencies and the improvement in the Company's interest coverage ratio which triggers reductions in the borrowing rate under the Company's $1.8 billion senior revolving credit facility (the "Credit Agreement"). Partially offsetting the above was interest incurred on borrowings to finance acquisitions.

Other expenses in 1997, which include state and local taxes, foreign exchange, minority interests in consolidated subsidiaries, equity in net income of affiliates and other non-operating expenses, increased to $29 million from $20 million in 1996 due to foreign exchange losses at the Company's North American and Asia/Pacific Rim operations and to an increase in the provision for state and local taxes which were partially offset by higher equity income from affiliates.

Net income for the year ended December 31, 1997 was $207 million, or $3.04 per share, as compared to $152 million, or $2.38 per share, for the year ended December 31, 1996. The increase in net income was primarily due to increased sales from new and existing car and light truck programs and acquisitions. The provision for income taxes in 1997 was $143 million, an effective tax rate of 40.7%, as compared to $102 million, an effective tax rate of 40.1%, in the previous year. The increase in rate is largely the result of the increase in goodwill amortization in addition to changes in operating performance and related income levels among the various tax jurisdictions. Earnings per share increased in 1997 by 27.7% despite an increase in the weighted average number of shares outstanding of approximately 4.4 million shares.

The following chart shows net sales and operating income of the Company by principal geographic area:

GEOGRAPHIC OPERATING RESULTS (in millions)



                                       DEC. 31,  Dec. 31,  Dec. 31,
             Year ended                    1997      1996      1995
             ------------------------------------------------------
             NET SALES:
             United States and Canada  $4,665.5  $4,058.0  $3,108.0
             Europe                     1,949.1   1,621.8   1,325.4
             Rest of World                728.3     569.3     281.0
             ------------------------------------------------------
             Net Sales                 $7,342.9  $6,249.1  $4,714.4
             ======================================================
             OPERATING INCOME:
             United States and Canada  $  393.8  $  302.6  $  204.8
             Europe                        60.3      49.2      26.5
             Rest of World                 27.0      24.0      13.5
             ------------------------------------------------------
             Operating Income          $  481.1  $  375.8  $  244.8
             ======================================================


United States and Canadian Operations

Net sales in the United States and Canada increased by 15.0% to $4.7 billion in the year ended December 31, 1997 as compared to $4.1 billion in the year ended December 31, 1996. Sales in 1997 benefited from new Ford, General Motors and Chrysler sport utility and truck programs, $.3 billion from acquisitions and increased industry build schedules by domestic automotive manufacturers on mature programs. Partially offsetting the increase in sales was downtime associated with customer work stoppages which collectively impacted revenue by approximately $.1 billion.

Operating income and operating margin were $394 million and 8.4% in 1997 as compared to $303 million and 7.5% in 1996. For the year ended December 31, 1997, operating income benefited from the overall growth in vehicle production volumes for new and ongoing programs, coupled with the contribution of recent acquisitions. Partially offsetting the increase in operating income were design, development and administrative expenses, including costs incurred from the integration of acquisitions necessary to support domestic business operations.

European Operations

Net sales in Europe were $1.9 billion and $1.6 billion in the years ended December 31, 1997 and 1996. Sales in 1997 reflect $.4 billion from recent acquisitions and increased market demand on new and ongoing passenger car and truck programs in Italy, Germany and Austria. Partially offsetting the increase in sales were unfavorable exchange rate movements in Germany, Italy, Sweden, Austria and Poland.

Operating income and operating margin were $60 million and 3.1% in 1997 as compared to $49 million and 3.0% in 1996. Operating income in 1997 benefited from acquisitions, increased market demand and content on mature seat and seat component programs and the effect of the Company's cost reduction programs. Partially offsetting the increase in operating income were new seat program expenses in Scandinavia and costs associated with the integration of Keiper Car Seating GMBH ("Keiper"), acquired in July 1997, into the Company's operations.

Rest of World Operations

Net sales of $.7 billion in 1997 in the Company's remaining geographic regions, consisting of Mexico, South America, the Asia/Pacific Rim Region and South Africa, increased by $.1 billion as compared to $.6 billion in the comparable period in 1996. Sales in 1997 benefited from increased vehicle production on new and established General Motors, Fiat and Volkswagen business in South America and the contribution of recent acquisitions.

Operating income and operating margin were $27 million and 3.7% in 1997 as compared to $24 million and 4.2% in 1996. For 1997, operating income reflects the overall growth in revenue, including the benefits derived from new seat programs launched within the past twelve months and incremental operating income generated from recent acquisitions. Partially offsetting the increase in operating income were facility and preproduction costs for recently opened facilities in Thailand and Brazil and the production phase out of a General Motors truck program in Mexico.

Year Ended December 31, 1996 Compared With Year Ended December 31, 1995.

Net sales of $6.2 billion in the year ended December 31, 1996 represented the fifteenth consecutive year of record sales and exceeded sales of $4.7 billion in the year ended December 31, 1995 by $1.5 billion, or 32.6%. Net sales in 1996, as compared to 1995, benefited from the full year contribution of the acquisition of Automotive Industries Holding, Inc. ("AI") and the acquisition of Masland Corporation ("Masland") in August 1995 and June 1996, respectively, which collectively accounted for $.8 billion of the increase. Further contributing to the overall increase in sales was new business introduced globally during 1996 and incremental volume and content on mature programs.

Gross profit and gross margin improved to $620 million and 9.9% in 1996 as compared to $403 million and 8.6% in 1995. Gross profit in 1996 reflects the contribution of the AI and Masland acquisitions coupled with the benefits derived from increased revenues from new and ongoing programs. Also contributing to the increase in gross profit was a decrease in start-up expenses from $32 million in 1995 to $18 million in 1996. Partially offsetting the increase in gross profit was the cumulative impact of the General Motors work stoppages in the first and fourth quarters of 1996 and downtime associated with a Chrysler model changeover.

Selling, general and administrative expenses, including research and development, as a percentage of net sales increased to 3.4% in the year ended December 31, 1996 as compared to 2.9% in 1995. The increase in actual expenditures in 1996 over 1995 was due to the inclusion of Masland and AI operating expenses as well as increased research and development and administrative support expenses associated with the expansion of domestic and international business.

Operating income and operating margin were $376 million and 6.0% in the year ended December 31, 1996 as compared to $245 million and 5.2% in 1995. For 1996, operating income benefited from the incremental operating income generated from acquisitions along with increased revenue from domestic and foreign automotive manufacturers on new and mature programs. Partially offsetting the increase in operating income were design, development and administrative expenses at North American and European Technical Centers, Chrysler's downtime for model changeover and the adverse impact of the General Motors work stoppages. Non-cash depreciation and amortization charges were $142 million and $92 million for the years ended December 31, 1996 and 1995, respectively.

For the year ended December 31, 1996, interest expense increased by $27 million to $103 million as compared to the year ended December 31, 1995. The increase in interest expense was largely the result of interest incurred on additional debt utilized to finance the Masland and AI acquisitions.

Other expenses, which include state and local taxes, foreign exchange, minority interests in consolidated subsidiaries, equity in net income of affiliates and other non-operating expenses, increased to $20 million in 1996 as compared to $12 million in 1995 as the effect of higher sales volumes on state and local taxes and the provision for minority interests from the Company's joint ventures more than offset favorable foreign exchange related to the Company's North American and European operations.

Net income in 1996 was $152 million, or $2.38 per share, as compared to $92 million, or $1.74 per share in 1995. The increase in net income in 1996 over 1995 was due to the Masland acquisition, a full year of activity from the August 1995 AI acquisition, new business awarded, cost reduction programs and increased production levels on existing programs. The provision for income taxes in 1996 was $102 million, or an effective tax rate of 40.1%, as compared to $63 million and 40.1% in 1995. Net income in 1995 reflects an extraordinary loss of $3 million related to the early retirement of debt. Earnings per share increased in 1996 by 36.8% despite an increase in the weighted average number of shares outstanding of approximately 11.3 million shares.


United States and Canadian Operations

Net sales in the United States and Canada were $4.1 billion and $3.1 billion in the years ended December 31, 1996 and 1995, respectively. Sales in 1996 benefited from the contribution of $.7 billion in incremental sales from the AI and Masland acquisitions, new passenger car and truck programs introduced within the past twelve months and modest vehicle production increases by domestic automotive manufacturers on carryover programs. Partially offsetting the increase in sales was the impact of the General Motors work stoppages and downtime associated with a Chrysler model changeover.

Operating income and operating margin were $303 million and 7.5% in 1996 as compared to $205 million and 6.6% in 1995. The increase in operating income was largely the result of the benefits derived from the acquisitions of AI and Masland as well as the overall growth in domestic vehicle sales, including production of new business programs. Partially offsetting the increase in operating income were reduced utilization at General Motors and Chrysler facilities and higher engineering and administrative expenses necessary to support established and new business opportunities.

European Operations

Net sales in Europe increased by 22.4% to $1.6 billion in the year ended December 31, 1996 as compared to $1.3 billion in the year ended December 31, 1995. Sales in 1996 benefited from increased market demand on existing passenger car and light truck programs in Italy, Germany and Austria and the full year contribution of the AI acquisition.

Operating income and operating margin were $49 million and 3.0% in 1996 as compared to $27 million and 2.0% in 1995. Operating income in 1996 benefited from incremental volume on carryover seat and seat component programs, the contribution of the AI acquisition and improved operating performance at certain of the Company's facilities in England and Germany.

Rest of World Operations

Net sales of $.6 billion in 1996 in the Company's remaining geographic regions, consisting of Mexico, South America, the Asia/Pacific Rim Region and South Africa, increased by $.3 billion as compared to $.3 billion in the comparable period in 1995. Sales in the year ended December 31, 1996 benefited from new business operations in South America, the Asia/Pacific Rim Region and South Africa which accounted for $.2 billion of the increase, higher production build schedules for General Motors and Chrysler programs in Mexico and sales from a Masland operation in Mexico.

Operating income and operating margin were $24 million and 4.2% in 1996 as compared to $14 million and 4.8% in 1995. Operating income in 1996 increased primarily due to the benefits derived from the growth in sales activity, including the production of new business operations and the acquisition of Masland. Partially offsetting the increase in operating income were facility and preproduction costs for recently opened facilities in Argentina, India and Venezuela.

LIQUIDITY AND FINANCIAL CONDITION

Capitalization

Strong operating cash flows and improved asset management during 1997 more than offset acquisition costs and resulted in the Company's lowest ever debt to total capitalization position, 47.9% at December 31, 1997 compared to 51.3% at December 31, 1996.

Reflecting the improved financial position, Lear received credit upgrades in 1997 from both Standard and Poor's Corporation ("S&P") and Moody's Investor
Service ("Moody's").   S&P upgraded Lear's corporate credit rating from BB+ to
BBB- and the 8 1/4% and 9 1/2% Subordinated Notes from BB- to BB+. Moody's upgraded Lear's Credit Agreement from Ba1 to Baa3 and the 8 1/4% and 9 1/2% Subordinated Notes from B1 to Ba3.

As of December 31, 1997, the Company had $648 million outstanding under the Credit Agreement and $53 million committed under letters of credit, resulting in approximately $1.1 billion unused and available. The Credit Agreement matures on September 30, 2001 and may be used for general corporate purposes, including acquisitions. Financing for the Keiper Car Seating, ITT Seat Sub-Systems, Dunlop Cox and Empetek acquisitions was provided from borrowings under the Company's Credit Agreement. In November 1997, the Company amended certain Credit Agreement covenants to reduce restrictions on the Company's ability to make acquisitions or invest internationally. Additionally, a mechanism was added to fund short-term fluctuations in the Company's daily working capital requirements more efficiently.

In addition to debt outstanding under the Credit Agreement, the Company had $462 million of debt outstanding as of December 31, 1997, consisting primarily of $336 million of the 8 1/4% and 9 1/2% subordinated notes due between 2002 and 2006 and $38 million of short-term borrowings. On July 15, 1997, the Company redeemed $125 million in aggregate principal amount of its 11 1/4% Senior Subordinated Notes due 2000 at par with borrowings under the Credit Agreement. The Company's scheduled principal payments on long-term debt are $9, $17, $7, $652, and $139 million in 1998, 1999, 2000,
2001 and 2002, respectively. The majority of the 2001 required principal repayments relate to the expiration of the Credit Agreement.



In December 1997, the Company filed a $400 million universal shelf registration statement, under which a variety of senior and subordinated debt instruments can be issued. This registration statement was declared effective in January 1998 by the Securities and Exchange Commission and improves the Company's flexibility to issue debt securities to finance the replacement of existing subordinated notes, to reduce borrowings under the Credit Agreement, to fund acquisitions, or for general corporate purposes.

In July 1996, the Company issued and sold 7.5 million shares of common stock at $33.50 per share and $200 million aggregate principal amount of its 9 1/2% Subordinated Notes due 2006. The $438 million of net proceeds ($243 and $195 million from the common stock offering and the subordinated notes offering, respectively) received by the Company were used to repay indebtedness incurred under the Credit Agreement in connection with the acquisition of Masland in June 1996.

Cash Flow

Cash flows from operating activities generated $449 million in 1997 and $463 million in 1996. Net income increased 36.4%, from $152 million in 1996 to $207 million in 1997, as a result of acquisitions, new business and increased volume and content on existing programs. In addition, non-cash depreciation and goodwill amortization charges contributed $184 million in 1997 compared to $142 million in 1996, with the increase largely attributable to the acquisitions of Keiper Car Seating, Borealis and Masland. The net change in working capital provided a cash source of $100 million in 1997 and $216 million in 1996.

Net cash used in investing activities decreased from $682 million in 1996 to $520 million in 1997. The 1996 Masland and Borealis acquisitions resulted in a net use of funds of $529 million, while the 1997 Keiper Car Seating, ITT Seat Subsystems and Dunlop Cox acquisitions resulted in an aggregate net use of $332 million.


Capital Expenditures

Capital expenditures increased from $154 million in 1996 to $188 million in 1997 as a result of acquisitions, information systems, cost reduction projects and to support existing and future programs. Capital expenditures for 1998 are expected to increase to approximately $250 million, with the majority related to the expansion of facilities worldwide to accommodate new and existing interior system programs.

The Company believes that cash flows from operations together with available credit facilities will be sufficient to meet its debt service obligations, projected capital expenditures and working capital requirements.

OTHER MATTERS

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

The Company has been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and
Liability Act of 1980, as amended ("CERCLA" or "Superfund"), for the cleanup of contamination from hazardous substances at two Superfund sites where liability has not been completely determined. The Company has also been identified as a PRP at two additional sites. Management believes that the Company is, or may be, responsible for less than one percent, if any, of the total costs at the two Superfund sites. Expected liability, if any, at the two additional sites is not material.

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

During 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income. Comprehensive income is defined as all changes in a Company's net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded to equity would be a part of comprehensive income. Comprehensive income must be reported in a financial statement with the cumulative total presented as a component of equity. SFAS No. 130 must be adopted by the Company in its 1998 quarterly financial statements.

Foreign Currencies

As a result of the Company's continued global expansion, the amount of its revenues and expenses denominated in currencies other than the U.S. dollar continues to increase. The Company closely monitors its exposure to currency fluctuations and, where cost justified, adopts strategies to reduce this exposure.

Year 2000

The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. The Company has completed an evaluation of the impact of the year 2000 issue and management believes that the costs of addressing this issue will not have a material impact on the Company's financial position, results of operations or cash flows in future periods. The Company will expense any maintenance or modification costs incurred to resolve this issue while the costs of new software will be capitalized and amortized over the software's useful life.


FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that any forward-looking statements, including statements regarding the intent, belief or current expectations of the Company or its management, are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in forward-looking statements as a result of various factors including, but not limited to, (i) general economic conditions in the markets in which the Company operates, (ii) fluctuation in worldwide or regional automobile and light truck production,
(iii) labor disputes involving the Company or its significant customers, (iv) changes in practices and/or policies of the Company's significant customers toward outsourcing automotive components and systems, (v) fluctuations in currency exchange rates and (vi) other risks detailed from time to time in the Company's Securities and Exchange Commission filings. The Company does not intend to update these forward-looking statements.

                  ITEM 8 CONSOLIDATED FINANCIAL STATEMENTS AND
                               SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






                                                                        PAGE
                                                                        ----
Report of Independent Public Accountants                                  26

Consolidated Balance Sheets as of December 31, 1997 and 1996              27

Consolidated Statements of Income for the years ended December 31,
 1997, 1996 and 1995                                                      28

Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 1997, 1996 and 1995                                         29

Consolidated Statements of Cash Flows for the years ended December 31,
 1997, 1996 and 1995                                                      30
Notes to Consolidated Financial Statements                                31

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To Lear Corporation:

     We have audited the accompanying consolidated balance sheets of LEAR CORPORATION AND SUBSIDIARIES ("the Company") as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



                                                     /s/  ARTHUR ANDERSEN LLP


Detroit, Michigan,
 January 30, 1998.

CONSOLIDATED BALANCE SHEETS
LEAR CORPORATION AND SUBSIDIARIES
(In millions, except share data)





December 31,                                                                    1997         1996
---------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
    Cash and cash equivalents                                                 $   12.9     $   26.0
    Accounts receivable, net of reserves of $14.7 in 1997 and $9.0 in 1996     1,065.8        909.6
    Inventories                                                                  231.4        200.0
    Recoverable customer engineering and tooling                                 152.6        113.9
    Other                                                                        152.2         97.9
---------------------------------------------------------------------------------------------------
        Total current assets                                                   1,614.9      1,347.4
---------------------------------------------------------------------------------------------------

Long-Term Assets:
    Property, plant and equipment, net                                           939.1        866.3
    Goodwill, net                                                              1,692.3      1,448.2
    Other                                                                        212.8        154.9
---------------------------------------------------------------------------------------------------

        Total long-term assets                                                 2,844.2      2,469.4
---------------------------------------------------------------------------------------------------

                                                                              $4,459.1     $3,816.8
===================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Short-term borrowings                                                     $   37.9     $   10.3
    Accounts payable and drafts                                                1,186.5        960.5
    Accrued liabilities                                                          620.5        520.2
    Current portion of long-term debt                                              9.1          8.3
---------------------------------------------------------------------------------------------------
        Total current liabilities                                              1,854.0      1,499.3
---------------------------------------------------------------------------------------------------
Long-Term Liabilities:
    Deferred national income taxes                                                61.7         49.6
    Long-term debt                                                             1,063.1      1,054.8
    Other                                                                        273.3        194.4
---------------------------------------------------------------------------------------------------
        Total long-term liabilities                                            1,398.1      1,298.8
---------------------------------------------------------------------------------------------------
Stockholders' Equity:
    Common Stock, par value $.01 per share, 150,000,000 shares authorized,
    66,872,188 and 65,586,129 shares issued at December 31,1997 and
    1996, respectively                                                              .7           .7
    Additional paid-in capital                                                   851.9        834.5
    Notes receivable from sale of common stock                                     (.1)         (.6)
    Common stock held in treasury, 10,230 shares at cost                           (.1)         (.1)
    Retained earnings                                                            401.3        194.1
    Minimum pension liability                                                      (.5)        (1.0)
    Cumulative translation adjustment                                            (46.2)        (8.9)
---------------------------------------------------------------------------------------------------
        Total stockholders' equity                                             1,207.0      1,018.7
---------------------------------------------------------------------------------------------------
                                                                              $4,459.1     $3,816.8
===================================================================================================










 The accompanying notes are an integral part of these consolidated balance sheets.

CONSOLIDATED STATEMENTS OF INCOME
LEAR CORPORATION AND SUBSIDIARIES
(In millions, except per share data)

For the year ended December 31,                                     1997          1996         1995
------------------------------------------------------------------------------------------------------
Net sales                                                       $  7,342.9     $ 6,249.1     $ 4,714.4
Cost of sales                                                      6,533.5       5,629.4       4,311.3
Selling, general and administrative expenses                         286.9         210.3         139.0
Amortization of goodwill                                              41.4          33.6          19.3
------------------------------------------------------------------------------------------------------

    Operating income                                                 481.1         375.8         244.8
Interest expense                                                     101.0         102.8          75.5
Foreign currency exchange loss                                         6.4            .5           8.6
Other expense, net                                                    27.9          19.1           7.8
------------------------------------------------------------------------------------------------------

    Income before provision for national income taxes,
    minority interests in consolidated subsidiaries,
    equity in net income of affiliates and extraordinary item        345.8         253.4         152.9
Provision for national income taxes                                  143.1         101.5          63.1
Minority interests in consolidated subsidiaries                        3.3           4.0          (1.7)
Equity in net income of affiliates                                    (8.8)         (4.0)         (2.7)
------------------------------------------------------------------------------------------------------

    Income before extraordinary item                                 208.2         151.9          94.2
Extraordinary loss on early extinguishment of debt                     1.0          --             2.6
------------------------------------------------------------------------------------------------------

Net income                                                       $   207.2     $   151.9     $    91.6
======================================================================================================

Basic net income per share:
    Income before extraordinary item                             $    3.14     $    2.51     $    1.92
    Extraordinary loss                                                (.01)         --            (.05)
------------------------------------------------------------------------------------------------------

Basic net income per share                                       $    3.13     $    2.51     $    1.87
======================================================================================================

Diluted net income per share:
    Income before extraordinary item                             $    3.05     $    2.38     $    1.79
    Extraordinary loss                                                (.01)         --            (.05)
------------------------------------------------------------------------------------------------------

Diluted net income per share                                     $    3.04     $    2.38     $    1.74
======================================================================================================




The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
LEAR CORPORATION AND SUBSIDIARIES
(In millions)



For the year ended December 31,                1997         1996        1995
------------------------------------------------------------------------------
COMMON STOCK
Balance at beginning of period              $     .7      $    .6      $    .5
Sale of common stock (Note 4)                     --           .1           .1
------------------------------------------------------------------------------
Balance at end of period                    $     .7      $    .7      $    .6
==============================================================================
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period              $  834.5     $  559.1       $274.3
Sale of common stock (Note 4)                     00        242.7        281.4
Stock options exercised                          8.4          6.7           .2
Stock options cancelled                         (5.8)          --           --
Tax benefit of stock options exercised          14.8         17.0          1.3
Conversion of Masland stock options               --          9.0           --
Conversion of AI stock options                    --           --          1.9
------------------------------------------------------------------------------
Balance at end of period                    $  851.9     $  834.5       $559.1
==============================================================================
NOTE RECEIVABLE FROM SALE OF COMMON STOCK
Balance at beginning of period              $    (.6)    $    (.9)      $ (1.0)
Repayment of stockholders' note receivable        .5           .3           .1
------------------------------------------------------------------------------
Balance at end of period                    $    (.1)    $    (.6)      $  (.9)
==============================================================================
TREASURY STOCK
Balance at beginning of period              $    (.1)    $    (.1)      $  (.1)
------------------------------------------------------------------------------
Balance at end of period                    $    (.1)    $    (.1)      $  (.1)
==============================================================================
RETAINED EARNINGS (DEFICIT)
Balance at beginning of period              $  194.1     $   42.2       $(49.4)
Net income                                     207.2        151.9         91.6
------------------------------------------------------------------------------
Balance at end of period                    $  401.3     $  194.1       $ 42.2
==============================================================================
MINIMUM PENSION LIABILITY
Balance at beginning of period              $   (1.0)    $   (3.5)      $ (5.8)
Minimum pension liability adjustment              .5          2.5          2.3
------------------------------------------------------------------------------
Balance at end of period                    $    (.5)    $   (1.0)      $ (3.5)
==============================================================================
CUMULATIVE TRANSLATION ADJUSTMENT
Balance at beginning of period              $   (8.9)    $  (17.4)      $ (4.9)
Cumulative translation adjustment              (37.3)         8.5        (12.5)
------------------------------------------------------------------------------
Balance at end of period                    $  (46.2)    $   (8.9)      $(17.4)
==============================================================================
TOTAL STOCKHOLDERS' EQUITY                  $1,207.0     $1,018.7       $580.0
==============================================================================





The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
LEAR CORPORATION AND SUBSIDIARIES
(In millions)


For the year ended December 31,                                     1997         1996         1995
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $ 207.2      $ 151.9      $  91.6
Adjustments to reconcile net income to net cash provided
by operating activities-
    Depreciation and amortization of goodwill                      184.4        142.3         92.0
    Post-retirement benefits accrued, net                            8.5          6.9          6.4
    Extraordinary loss                                               1.0         --            2.6
    Recoverable customer engineering and tooling, net              (48.4)       (35.3)        15.6
    Other, net                                                      (3.7)       (19.1)         (.6)
    Net change in working capital items                            100.4        215.9        (74.8)
--------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                  449.4        462.6        132.8
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment                        (187.9)      (153.8)      (110.7)
Acquisitions                                                      (332.2)      (529.0)      (881.3)
Other, net                                                            .4          1.1          6.2
--------------------------------------------------------------------------------------------------
        Net cash used in investing activities                     (519.7)      (681.7)      (985.8)
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term revolving credit borrowings, net (Note 8)                136.9       (211.3)       595.2
Additions to other long-term debt                                   24.1        317.3          8.0
Reductions in other long-term debt                                (157.1)      (113.7)        (3.5)
Short-term borrowings, net                                          24.2         (7.5)       (72.2)
Proceeds from sale of common stock, net                              8.4        249.5        281.7
Deferred financing fees                                              (.2)        (3.1)        (9.6)
Increase (decrease) in drafts                                        2.2        (29.5)        42.2
Other, net                                                            .5          (.1)          .1
--------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                   39.0        201.6        841.9
--------------------------------------------------------------------------------------------------
Effect of foreign currency translation                              18.2          9.4         13.2
--------------------------------------------------------------------------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                            (13.1)        (8.1)         2.1
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                      26.0         34.1         32.0
--------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                         $  12.9      $  26.0      $  34.1
==================================================================================================
CHANGES IN WORKING CAPITAL, NET OF EFFECTS OF ACQUISITIONS:
Accounts receivable, net                                         $ (72.7)     $  42.5      $(156.4)
Inventories                                                        (10.3)        30.9        (27.4)
Accounts payable                                                   150.4         52.7         42.6
Accrued liabilities and other                                       33.0         89.8         66.4
--------------------------------------------------------------------------------------------------
                                                                 $ 100.4      $ 215.9      $ (74.8)
==================================================================================================
SUPPLEMENTARY DISCLOSURE:
Cash paid for interest                                           $ 109.3      $  97.0      $  72.9
==================================================================================================
Cash paid for income taxes                                       $  91.9      $  74.3      $  57.3
==================================================================================================




 The accompanying notes are an integral part of these consolidated statements.

                       LEAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) BASIS OF PRESENTATION
The consolidated financial statements include the accounts of Lear Corporation, a Delaware corporation ("Lear"), and its wholly-owned and majority-owned subsidiaries (collectively, the "Company"). Investments in less than majority-owned businesses are generally accounted for under the equity method (Note 6).

The Company and its affiliates are involved in the design and manufacture of interior systems and components for automobiles and light trucks. The Company's main customers are automotive original equipment manufacturers. The Company operates facilities worldwide (Note 15). Certain foreign subsidiaries are consolidated as of November 30.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories are comprised of the following (in millions):





December 31,                                                                       1997         1996
----------------------------------------------------------------------------------------------------
Raw materials                                                                   $ 165.7      $ 124.7
Work-in-process                                                                    22.5         25.0
Finished goods                                                                     43.2         50.3
----------------------------------------------------------------------------------------------------
                                                                                $ 231.4      $ 200.0
====================================================================================================


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

Property, Plant and Equipment
Property, plant and equipment is stated at cost. Depreciable property is depreciated over the estimated useful lives of the assets, using principally the straight-line method as follows:

--------------------------------------------------------------------------------
Buildings and improvements                                       20 to 25 years
Machinery and equipment                                           5 to 15 years
--------------------------------------------------------------------------------

A summary of property, plant and equipment is shown below (in millions):

December 31,                                                                      1997           1996
-----------------------------------------------------------------------------------------------------
Land                                                                          $   60.5       $   52.3
Buildings and improvements                                                       345.9          302.2
Machinery and equipment                                                          919.4          790.4
Construction in progress                                                          54.8           31.8
-----------------------------------------------------------------------------------------------------
Total property, plant and equipment                                            1,380.6        1,176.7
Less accumulated depreciation                                                   (441.5)        (310.4)
-----------------------------------------------------------------------------------------------------
Net property, plant and equipment                                             $  939.1       $  866.3
=====================================================================================================


Goodwill
Goodwill is amortized on a straight-line basis over 40 years. Accumulated amortization of goodwill amounted to $156.9 million and $115.1 million at December 31, 1997 and 1996, respectively.

                       LEAR CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)



Long Term Assets
The Company adopted Statement of Financial Accounting Standards ("SFAS") No.121, "Recognition of Impairment of Long-Lived Assets," as of January 1, 1996. In accordance with this statement, the Company re-evaluates the carrying values of its long-term assets whenever circumstances arise which call into question the recoverability of such carrying values. The evaluation takes into account all future estimated cash flows from the use of assets, with an impairment being recognized if the evaluation indicates that the future cash flows will not be greater than the carrying value. No such impairment was recognized in 1997 or 1996.

Research and Development
Costs incurred in connection with the development of new products and manufacturing methods to the extent not recoverable from the Company's customers are charged to selling, general and administrative expenses as incurred. These costs amounted to $90.4 million, $70.0 million and $53.3 million for the years ended December 31, 1997, 1996 and 1995, respectively. Engineering expenses related to current production are charged to cost of sales as incurred and amounted to $28.5 million, $21.4 million and $14.1 million for the years ended December 31, 1997, 1996 and 1995, respectively.

Foreign Currency Translation
With the exception of foreign subsidiaries operating in highly inflationary economies, which are measured in U.S. dollars, assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the end of the period. Revenues and expenses of foreign subsidiaries are translated using an average of exchange rates in effect during the period. Translation adjustments that arise from translating a foreign subsidiary's financial statements from the functional currency to U.S. dollars are reflected as cumulative translation adjustment in the consolidated balance sheets. The Company's operations in Brazil, whose functional currency is the Brazilian Real, have not been treated as highly inflationary.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those transactions which operate as a hedge of a foreign currency investment position, are included in the results of operations as incurred.

Use of Estimates
The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Although no single asset or liability subject to estimation is material to the Company's consolidated financial position, in aggregate such items are material. Generally, assets and liabilities subject to estimation and judgment include amounts related to unsettled pricing discussions with customers and suppliers, pension and post-retirement costs (Notes 10 and 11), plant consolidation and reorganization reserves, self-insurance accruals, asset valuation reserves and accruals related to litigation and environmental remediation costs. Management does not believe that the ultimate settlement of any such assets or liabilities will materially affect the Company's financial position or future results of operations.

The Company has established reserves related to severance, business consolidation and fixed asset recovery issues mainly as a result of the acquisitions discussed in Note 3. As of December 31, 1997, reserves for severance costs were $25.1 million, reserves for business consolidations were $16.0 million and reserves for fixed asset recovery issues were $12.3 million. The amount of these reserves utilized, including amounts paid or fixed asset value adjustments, in the year ended December 31, 1997 was $6.9 million, $3.7 million, and $1.7 million for severance, business consolidations and fixed asset recovery issues, respectively. As of December 31, 1996, reserves for severance costs were $15.0 million, reserves for business consolidations were $8.4 million and reserves for fixed asset recovery issues were $10.5 million.

                       LEAR CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)



Earnings Per Share
In 1997, the Company adopted SFAS No. 128, "Earnings Per Share," which was effective December 15, 1997. The statement changes the calculation of earnings per share to be more consistent with countries outside of the United States.
In general, the statement requires two calculations of earnings per share to be disclosed, basic EPS and diluted EPS. Basic EPS is computed using only weighted average shares outstanding. Diluted EPS is computed using the average share price for the period when calculating the dilution of stock options. Net income per share information has been restated for all years presented. Shares outstanding for the years ended December 31,1997, 1996 and 1995, respectively, were as follows:


                                           1997        1996        1995
                                           ----        ----        ----
Weighted average shares outstanding  66,304,770  60,485,696  48,944,181
Dilutive effect of stock options      1,943,313   3,275,938   3,544,757
                                     ----------  ----------  ----------

Diluted shares outstanding           68,248,083  63,761,634  52,488,938
                                     ==========  ==========  ==========

Reclassifications
Certain items in prior years' financial statements have been reclassified to conform with the presentation used in the year ended December 31, 1997.

(3) ACQUISITIONS

1997 ACQUISITIONS

ITT AUTOMOTIVE SEAT SUB-SYSTEMS UNIT
On August 25, 1997, the Company acquired the Seat Sub-Systems Unit of ITT Automotive, a division of ITT Industries ("ITT Seat Sub-Systems"). ITT Seat Sub-Systems was a North American supplier of power seat adjusters and power recliners with 1996 sales to non-Lear facilities of approximately $115 million.

KEIPER CAR SEATING GMBH & CO.
On July 31, 1997, the Company acquired certain equity and partnership interests in Keiper Car Seating GmbH & Co. and certain of its subsidiaries and affiliates (collectively, "Keiper Seating") for approximately $252.5 million. Keiper Seating was a leading supplier of automotive vehicle seat systems with operations in Germany, Italy, Hungary, Brazil and South Africa with unaudited sales for the year ended December 31, 1996 of approximately $615 million.

As part of the Keiper Seating acquisition, the Company had acquired a 25% ownership interest in Euro American Seating Corporation ("EAS"). On December 12, 1997, the Company acquired the remaining 75% of EAS. EAS was a supplier of automotive seat systems to original equipment manufacturers with 1997 sales of approximately $30 million.

DUNLOP COX LIMITED
On June 5, 1997, the Company acquired all of the outstanding shares of common stock of Dunlop Cox Limited ("Dunlop Cox"). Dunlop Cox, based in Nottingham, England, provided Lear with the ability to design and manufacture manual and electronically-powered automotive seat adjusters. For the year ended December 31, 1996, Dunlop Cox had sales of approximately $39 million.

The ITT Seat Sub-Systems, Keiper Seating and Dunlop Cox acquisitions (collectively, the "1997 Acquisitions") were accounted for as purchases, and accordingly, the assets purchased and liabilities assumed in the acquisitions have been reflected in the accompanying balance sheet as of December 31, 1997. The operating results of the 1997 Acquisitions have been included in the consolidated financial statements of the Company since the date of each acquisition. The aggregate purchase price of the 1997 Acquisitions and related allocation, were as follows (in millions):

                       LEAR CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)

--------------------------------------------------------------------------------------
Consideration paid to former owners, net of cash acquired of  $ 9.2 million     $332.2
Deferred purchase price                                                           28.1
Debt assumed                                                                       4.4
Estimated fees and expenses                                                        3.5
--------------------------------------------------------------------------------------
  Cost of acquisitions                                                          $368.2
======================================================================================
Property, plant and equipment                                                   $ 85.0
Net working capital                                                               11.9
Other assets purchased and liabilities assumed, net                              (4.9)
Goodwill                                                                         276.2
--------------------------------------------------------------------------------------
  Total cost allocation                                                         $368.2
======================================================================================

The purchase price and related allocation for each of these acquisitions may be revised up to one year from the date of acquisition based on revisions of preliminary estimates of fair values made at the date of purchase. Such changes are not expected to be significant.

1996 ACQUISITIONS

BOREALIS INDUSTRIER, AB
On December 10, 1996, the Company acquired all of the issued and outstanding capital stock of Borealis Industrier, AB ("Borealis") for an aggregate purchase price of $91.1 million (including the assumption of $18.8 million of Borealis' existing net indebtedness and $1.5 million of fees and expenses). Borealis was a supplier of instrument panels and other interior components to the European automotive market. The Borealis acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed have been reflected in the accompanying balance sheets. The operating results of Borealis have been included in the consolidated financial statements of the Company since the date of acquisition.

MASLAND CORPORATION
On June 27, 1996, the Company, through a wholly-owned subsidiary ("PA Acquisition Corp."), acquired 97% of the issued and outstanding shares of common stock of Masland Corporation ("Masland") pursuant to an offer to purchase which was commenced on May 30, 1996. On July 1, 1996, the remaining issued and outstanding shares of common stock of Masland were acquired and PA Acquisition Corp. merged with and into Masland, such that Masland became a wholly-owned subsidiary of the Company. The aggregate purchase price for the acquisition of Masland (the "Masland Acquisition") was $473.8 million (including the assumption of $80.7 million of Masland's existing net indebtedness and $8.1 million in fees and expenses). Funds for the Masland Acquisition were provided by borrowings under the $1.5 Billion Credit Agreement and the $300 Million Credit Agreement, as described in Note 8.

Masland was a leading supplier of floor and acoustic systems to the North American automotive market. Masland also was a major supplier of interior luggage compartment trim components and other acoustical products which are designed to minimize noise, vibration and harshness for passenger cars and light trucks.

The Masland Acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed in the acquisition have been reflected in the accompanying balance sheets. The operating results of Masland have been included in the consolidated financial statements of the Company since the date of acquisition. The purchase price and final allocation, which was not materially different than preliminary estimates, were as follows (in millions):

                       LEAR CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)




----------------------------------------------------------------------------------
Consideration paid to stockholders,  net of cash acquired of $16.1 million  $337.8
Consideration paid to former Masland stock option holders                     22.1
Debt assumed                                                                  96.8
Stock options issued to former Masland option holders                          9.0
Fees and expenses                                                              8.1
----------------------------------------------------------------------------------
    Cost of acquisition                                                     $473.8
==================================================================================
Property, plant and equipment                                               $125.8
Net working capital                                                           31.5
Other assets purchased and liabilities assumed, net                          (15.7)
Goodwill                                                                     332.2
----------------------------------------------------------------------------------
    Total cost allocation                                                   $473.8
==================================================================================


See Note 17 for pro forma information.

1995 ACQUISITION

AUTOMOTIVE INDUSTRIES
On August 17, 1995, the Company purchased all of the issued and outstanding shares of common stock of Automotive Industries Holding, Inc. ("AI") for an aggregate purchase price of approximately $881.3 million, including the retirement of $250.5 million of AI's existing indebtedness and $14.4 million in fees and expenses (the "AI Acquisition"), including $4.8 million paid to Lehman Brothers Inc., an affiliate of the Lehman Funds as defined in Note 4. AI was a leading designer and manufacturer of high-quality interior trim systems and blow molded products principally for North American and European car and light truck manufacturers.

The AI Acquisition was accounted for as a purchase, and accordingly the assets purchased and liabilities assumed in the acquisition have been reflected in the accompanying balance sheets. The operating results of AI have been included in the consolidated financial statements of the Company since the date of acquisition. The purchase price and the related allocation, were as follows (in millions):


-------------------------------------------------------------------------------------
Cash consideration paid to stockholders, net of cash acquired of $9.1 million  $614.5
Stock options issued to former AI option holders                                  1.9
Retirement of debt assumed                                                      250.5
Fees and expenses                                                                14.4
-------------------------------------------------------------------------------------
    Cost of acquisition                                                        $881.3
=====================================================================================
Property, plant and equipment                                                  $264.7
Net non-cash working capital                                                     43.8
Other assets purchased and liabilities assumed, net                              (1.7)
Debt assumed                                                                    (33.9)
Goodwill                                                                        608.4
-------------------------------------------------------------------------------------
    Total cost allocation                                                      $881.3
=====================================================================================


See Note 17 for pro forma information.

(4) PUBLIC STOCK OFFERINGS

COMPANY OFFERINGS
In July 1996, the Company issued and sold 7,500,000 shares of common stock in a public offering (the "1996 Offering"). The total proceeds to the Company from the stock issuance were $251.3 million. Fees and expenses related to the 1996 Offering totaled $8.5 million, including approximately $1.1 million paid to Lehman Brothers Inc., an affiliate of the Lehman Funds. Net of issuance costs, the Company received $242.8 million, which was used to repay debt incurred in connection with the Masland Acquisition (Note 3). See Note 17 for pro forma information.

                       LEAR CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)


In September 1995, the Company issued and sold 10,000,000 shares of common stock in a public offering (the "1995 Offering"). The total proceeds to the Company from the stock issuance were $292.5 million. Fees and expenses related to the 1995 Offering totaled $11.0 million, including approximately $1.8 million paid to Lehman Brothers Inc. Net of issuance costs, the Company received $281.5 million, which was used to repay debt incurred in connection with the AI Acquisition (Note 3). See Note 17 for pro forma information.

SECONDARY OFFERINGS
In June 1997, the Company's then-largest shareholders, certain merchant banking partnerships affiliated with Lehman Brothers Holdings, Inc., (the "Lehman Funds"), sold all 10,284,854 of their remaining shares of common stock of Lear in a secondary offering. Prior to the offering, the Lehman Funds held approximately 16% of the outstanding common stock of the Company. The Company received no proceeds from the sale of these shares.

Concurrent with the 1996 and 1995 Offerings, 7,500,000 shares and 11,500,000 shares, respectively, were sold by certain stockholders of the Company, including the Lehman Funds. The Company received no proceeds from the sales of these shares.

(5) SUBORDINATED NOTES OFFERINGS
In July 1996, the Company completed a public offering of $200.0 million principal amount of its 9 1/2% Subordinated Notes due 2006 (the "9 1/2% Notes"). Interest is payable on the 9 1/2% Notes semi-annually on January 15 and July 15. Fees and expenses related to the issuance of the 9 1/2% Notes were approximately $4.5 million. Net of issuance costs, the Company received $195.5 million, which was used to repay debt incurred in connection with the acquisition of Masland (Note 3). See Note 17 for pro forma information.

(6) INVESTMENTS IN AFFILIATES
The investments in affiliates are as follows:


 Percent Beneficial Ownership as of December 31,             1997  1996   1995
 -----------------------------------------------------------------------------
 Sommer Masland UK Limited                                     50%   50%     -%
 Industrias Cousin Freres, S.L. (Spain)                        50    50     50
 Lear - Donnelly Overhead Systems, L.L.C.                      50     -      -
 SALBI, A.B.                                                   50    50      -
 Lear Corporation Thailand                                     49    49     49
 Detroit Automotive Interiors, L.L.C.                          49    49      -
 Interiores Automotrices Summa, S.A. de C.V. (Mexico)          40    40     40
 General Seating of America, Inc.                              35    35     35
 General Seating of Canada, Ltd.                               35    35     35
 Markol Otomotiv Yan Sanayi Ve Ticaret (Turkey)                35    35     35
 Jiangxi Jiangling Lear, Interior Systems Co., Ltd. (China)    33    50      -
 Guildford Kast Plastifol Dynamics, Ltd. (U.K.)                33    33     33
 Probel, S.A. (Brazil)                                         31    31     31
 Precision Fabrics Group                                       29    29      -
 Pacific Trim Corporation Ltd. (Thailand)                      20    20     20
 =============================================================================


All of the above investments in affiliates are accounted for using the equity method, except Probel, S.A. which is accounted for using the cost method. The investments in Guildford Kast Plastifol Dynamics, Ltd. and Interiores Automotrices Summa, S.A. de C.V. were acquired as part of the AI Acquisition (Note 3). The investments in Sommer Masland UK Limited and Precision Fabrics Group were acquired as part of the Masland Acquisition (Note 3). The investment in SALBI, A.B. was acquired as part of the Borealis acquisition (Note 3).

In October, 1997, the Company formed a joint venture with Donnelly Corporation named Lear-Donnelly Overhead Systems, L.L.C. The joint venture designs, develops, markets and produces overhead systems for the global automotive market.

                       LEAR CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)


Summarized group financial information for affiliates accounted for under the equity method is as follows (unaudited; in millions):


       December 31,                                  1997    1996
       ------------------------------------------------------------------
       Balance sheet data:
         Current assets                            $127.7  $134.1
         Non-current assets                          78.1    79.3
         Current liabilities                         69.8    67.7
         Non-current liabilities                     77.7    60.9
       ==================================================================

       Year Ended December 31,                       1997    1996    1995
       ------------------------------------------------------------------
       Income statement data:
         Net sales                                 $493.2  $471.0  $201.6
         Gross profit                                75.4    68.1    37.9
         Income before provision for income taxes    25.2    21.6    14.2
         Net income                                  20.3    17.9    10.0
       ==================================================================


The aggregate investment in affiliates was $71.3 million and $53.2 million as of December 31, 1997 and 1996, respectively. The Company had sales to affiliates of approximately $28.1 million, $22.2 million and $17.6 million for the years ended December 31, 1997, 1996 and 1995, respectively. Dividends of approximately $3.9 million, $3.0 million and $1.3 million were received by the Company for the years ended December 31, 1997, 1996 and 1995, respectively. The Company has guaranteed certain obligations of its affiliates. The Company's share of amounts outstanding under guaranteed obligations as of December 31, 1997 amounted to $3.1 million. Management does not believe that the Company will be required to pay any amounts related to these guarantees.

On January 2, 1998, the Company purchased an additional 15% of the outstanding common stock of General Seating of America, Inc. and General Seating of Canada, Ltd.

(7) SHORT-TERM BORROWINGS

Short-term borrowings consist of lines of credit. At December 31, 1997, the Company had unsecured lines of credit available from banks of approximately $284.1 million, subject to certain restrictions imposed by the Credit Agreement (Note 8). Weighted average interest rates on the outstanding borrowings at December 31, 1997 and 1996 were 7.2% and 9.4%, respectively.

(8) LONG-TERM DEBT
Long-term debt is comprised of the following (in millions):


               December 31,                          1997      1996
               ----------------------------------------------------
               Credit agreements                   $647.7    $481.3
               Other                                 88.5     111.8
               ----------------------------------------------------
                                                    736.2     593.1
               Less - Current portion                (9.1)     (8.3)
               ----------------------------------------------------
                                                    727.1     584.8
               ----------------------------------------------------
               9 1/2% Subordinated Notes            200.0     200.0
               8 1/4% Subordinated Notes            136.0     145.0
               11 1/4% Senior Subordinated Notes        -     125.0
               ----------------------------------------------------
                                                    336.0     470.0
               ----------------------------------------------------
                                                 $1,063.1  $1,054.8
               ====================================================

                       LEAR CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)


In November 1997, the Company amended its $1.8 billion senior revolving credit facility (the "Credit Agreement") to reduce restrictions on the Company's ability to make acquisitions or capital expenditures, and invest internationally. Additionally, a money market rate swing-line loan option was added. The Credit Agreement matures on September 30, 2001 and borrowings thereunder may be used for general corporate purposes. The Credit Agreement is secured by a pledge of the capital stock of certain of the Company's domestic and foreign subsidiaries, and the Company's obligations thereunder are guaranteed by certain of its significant domestic subsidiaries. Loans under the Credit Agreement bear interest, at the election of the Company, at a floating rate equal to (i) the higher of a specified bank's prime rate and the federal funds rate plus 0.5%, (ii) the money market rate or (iii) the Eurodollar rate plus .275% to .625%, depending on the level of a certain financial ratio.

The Company had available under the Credit Agreement unused long-term revolving credit commitments of $1.1 billion at December 31, 1997, net of $53.1 million of outstanding letters of credit. Borrowings on revolving credit loans were $3,422.3 million, $2,790.8 million and $4,979.5 million for the years ended December 31, 1997, 1996 and 1995, respectively. Repayments on revolving credit loans were $3,260.3 million, $3,027.8 million and $4,384.3 million for the years ended December 31, 1997, 1996 and 1995, respectively. Interest was being charged at the Eurodollar rate plus .275%, approximately 5.83% at December
31, 1997 and the Eurodollar rate plus .300%, approximately 5.97% at December 31, 1996, for loans under the Credit Agreement.

Other senior debt at December 31, 1997, is principally made up of amounts outstanding under the Canadian Dollar Revolving Term Facility, certain capital leases and a term loan with a German bank. Other senior debt matures principally in years 1998 to 2000 and bears interest at rates consistent with the Company's other debt instruments.

The 8 1/4% Subordinated Notes, due in 2002, require interest payments semi-annually on February 1 and August 1 and are callable beginning February 1, 1998. The 9 1/2% Subordinated Notes, due in 2006, require interest payments semi-annually on January 15 and July 15 and are callable beginning July 15, 2001. In July 1997, the Company redeemed all of its 11 1/4% Senior Subordinated Notes due 2000 (the "11 1/4% Notes") at par using borrowings under the Credit Agreement. The accelerated amortization of deferred financing fees related to the 11 1/4% Notes totaled approximately $1.6 million. This amount, net of the related tax benefit of $.6 million, has been reflected as an extraordinary loss in the consolidated statement of income.

In December 1996, the Company amended and restated its Credit Agreement with a syndicate of financial institutions to consolidate a $1.5 billion credit agreement originated in August 1995 (the "$1.5 Billion Credit Agreement") and a $300 million credit agreement originated in June 1996 (the "$300 Million Credit Agreement"). The $1.5 Billion Credit Agreement refinanced a $500 Million Credit Agreement which was originated in November 1994 (the "$500 Million Credit Agreement"). See Note 17 for pro forma information. The accelerated amortization of deferred financing fees related to the $500 Million Credit Agreement totaled approximately $4.0 million. This amount, net of the related tax benefit of $1.4 million, has been reflected as an extraordinary loss in the consolidated statement of income for the year ended December 31, 1995. Lehman Commercial Paper, Inc., an affiliate of the Lehman Funds, was a managing agent of the $1.5 Billion Credit Agreement and received fees of $.5 million in connection with this transaction.

The Credit Agreement and indentures relating to the Company's subordinated debt contain restrictive covenants. The most restrictive of these covenants are the Credit Agreement's financial covenants related to maintenance of certain levels of leverage and interest coverage. These agreements also, among other things, restrict the Company's ability to incur additional indebtedness, declare dividends, create liens, make investments and advances and sell assets.

The scheduled maturities of long-term debt at December 31, 1997 for the five succeeding years are as follows (in millions):


1998                                                              $   9.1
-------------------------------------------------------------------------
1999                                                                 17.4
-------------------------------------------------------------------------
2000                                                                  6.5
-------------------------------------------------------------------------
2001                                                                651.8
-------------------------------------------------------------------------
2002                                                                139.0
-------------------------------------------------------------------------

                       LEAR CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)


(9) NATIONAL INCOME TAXES
A summary of income before provision for national income taxes and components of the provision for national income taxes is as follows (in millions):


Year Ended December 31,                                             1997          1996          1995
----------------------------------------------------------------------------------------------------
Income before provision for national income taxes,
minority interests in consolidated subsidiaries, equity
in net income of affiliates and extraordinary item:
    Domestic                                                 $     213.2   $     135.7   $      51.0
    Foreign                                                        132.6         117.7         101.9
----------------------------------------------------------------------------------------------------
                                                             $     345.8   $     253.4   $     152.9
====================================================================================================
Domestic provision for national income taxes:
    Current provision                                        $     109.8   $      48.4   $      31.6
----------------------------------------------------------------------------------------------------
    Deferred -
        Deferred provision                                         (18.3)          2.8         (12.2)
        Benefit of previously unbenefitted net
             operating loss carryforwards                           (5.9)            -           (.4)
----------------------------------------------------------------------------------------------------
                                                                   (24.2)          2.8         (12.6)
----------------------------------------------------------------------------------------------------
Total domestic provision                                            85.6          51.2          19.0
----------------------------------------------------------------------------------------------------
Foreign provision for national income taxes:
    Current provision                                               65.1          51.0          41.2
----------------------------------------------------------------------------------------------------
    Deferred -
        Deferred provision                                          (1.9)          6.6           5.3
        Benefit of previously unbenefitted net
             operating loss carryforwards                           (5.7)         (7.3)         (2.4)
----------------------------------------------------------------------------------------------------
                                                                    (7.6)          (.7)          2.9
----------------------------------------------------------------------------------------------------
Total foreign provision                                             57.5          50.3          44.1
----------------------------------------------------------------------------------------------------
Provision for national income taxes                          $     143.1   $     101.5   $      63.1
====================================================================================================



The differences between tax provisions calculated at the United States Federal statutory income tax rate of 35% for the years ended December 31, 1997, 1996 and 1995, and the consolidated national income tax provision are summarized as follows (in millions):


Year Ended December 31,                                               1997         1996         1995
----------------------------------------------------------------------------------------------------
Income before provision for national income taxes,
   minority interests in consolidated subsidiaries,
   equity in net income of affiliates and extraordinary
   item multiplied by the United States Federal statutory rate      $121.0       $ 88.7       $ 53.5
Differences between domestic and effective foreign tax rates           3.9          1.3         (3.3)
Net operating losses not tax benefited                                10.2         15.8         11.4
Decrease in valuation allowance                                       (3.6)        (8.3)        (4.2)
Domestic income taxes provided on foreign earnings                    --           --            2.6
Amortization of goodwill                                              12.4         10.4          5.8
Utilization of net operating losses and other                          (.8)        (6.4)        (2.7)
----------------------------------------------------------------------------------------------------
                                                                    $143.1       $101.5       $ 63.1
====================================================================================================


Deferred national income taxes represent temporary differences in the recognition of certain items for income tax and financial reporting purposes. The components of the deferred national income tax (asset) liability are summarized as follows (in millions):

                       LEAR CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)



     December 31,                                              1997         1996
     ---------------------------------------------------------------------------
     Deferred national income tax liabilities:
         Long-term asset basis differences                  $  63.4      $  54.5
         Taxes provided on unremitted foreign earnings         10.3         15.6
         Retirement benefit plans                              --            3.1
         Deferred finance fees                                  2.9         --
         Recoverable customer engineering and tooling          30.3         12.0
         Other                                                  2.1         10.3
     ---------------------------------------------------------------------------
                                                            $ 109.0      $  95.5
     ===========================================================================
     Deferred national income tax assets:
         Tax credit carryforwards                           $   (.3)     $  --
         Tax loss carryforwards                               (78.7)       (66.4)
         Retirement benefit plans                             (22.4)       (24.1)
         Accruals                                             (64.8)       (32.1)
         Self -insurance reserves                             (11.6)       (10.4)
         Asset valuations                                     (18.2)        --
         Minimum pension liabilities                           (2.6)        (2.1)
         Deferred compensation                                 (2.4)        (3.9)
         Other                                                 (6.5)        (9.9)
     ---------------------------------------------------------------------------
                                                             (207.5)      (148.9)
     Valuation allowance                                       64.8         61.2
     ---------------------------------------------------------------------------
                                                            $(142.7)     $ (87.7)
     ===========================================================================
     Net deferred national income tax (asset) liability     $ (33.7)     $   7.8
     ===========================================================================


Deferred national income tax assets have been fully offset by a valuation allowance in certain foreign tax jurisdictions due to a history of operating losses. The classification of the net deferred national income tax (asset) liability is summarized as follows (in millions):


      December 31,                                               1997          1996
-----------------------------------------------------------------------------------
      Deferred national income tax assets:
         Current                                              $ (85.9)      $ (41.5)
         Long-term                                              (15.0)         (2.9)
      Deferred national income tax liabilities:
         Current                                                  5.5           2.6
         Long-term                                               61.7          49.6
-----------------------------------------------------------------------------------
      Net deferred national income tax (asset) liability      $ (33.7)      $   7.8
===================================================================================


Deferred national income taxes have been provided on earnings of the Company's Canadian subsidiary to the extent it is anticipated that the earnings will be remitted in the form of future dividends. Deferred national income taxes have not been provided on the undistributed earnings of the Company's other foreign subsidiaries as such amounts are considered to be permanently reinvested. The cumulative undistributed earnings at December 31, 1997 on which the Company had not provided additional national income taxes were approximately $106.9 million.

As of December 31, 1997, the Company had tax loss carryforwards of $189.0 million which relate to certain foreign subsidiaries. Of the total loss carryforwards, $91.2 million has no expiration and $97.8 million expires in 1998 through 2004.

                       LEAR CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)


(10) RETIREMENT PLANS
The Company has noncontributory defined benefit pension plans covering certain domestic employees and certain employees in foreign countries. The Company's salaried plans provide benefits based on a five-year average earnings formula. Hourly pension plans provide benefits under flat benefit formulas. The Company also has contractual arrangements with certain employees which provide for supplemental retirement benefits. In general, the Company's policy is to fund these plans based on legal requirements, tax considerations and local practices.


Components of the Company's net pension expense are as follows (in millions):

     Year Ended December 31,                               1997          1996          1995
-------------------------------------------------------------------------------------------

     Service cost                                       $  14.7       $  10.6       $   6.2
     Interest cost on projected benefit obligation         13.4          10.6           7.4
     Actual return on assets                              (20.1)        (13.1)        (12.1)
     Net amortization and deferral                         13.4           8.4           6.9
-------------------------------------------------------------------------------------------
     Net pension expense                                $  21.4       $  16.5       $   8.4
===========================================================================================


The following table sets forth a reconciliation of the funded status of the Company's defined benefit pension plans to the related amounts recorded in the consolidated balance sheets (based on September 30 and December 31 measurement dates in 1997 and 1996, respectively, in millions):





                                                                DECEMBER 31, 1997              December 31, 1996
                                                        ----------------------------   ----------------------------
                                                          PLANS WHOSE    PLANS WHOSE     Plans Whose    Plans Whose
                                                        ASSETS EXCEED    ABO EXCEEDS   Assets Exceed    ABO Exceeds
                                                                  ABO         ASSETS             ABO         Assets
-------------------------------------------------------------------------------------------------------------------
Actuarial present value of:
Vested benefit obligation                                    $ 38.2        $121.5          $ 26.8         $ 93.2
Non-vested benefit obligation                                   6.9           6.1             3.8            5.1
----------------------------------------------------------------------------------------------------------------
Accumulated benefit obligation (ABO)                           45.1         127.6            30.6           98.3
Effects of anticipated future compensation increases           19.9           8.4            19.4            5.8
----------------------------------------------------------------------------------------------------------------
Projected benefit obligation                                   65.0         136.0            50.0          104.1
Plan assets at fair value                                      59.6          78.4            39.2           68.8
----------------------------------------------------------------------------------------------------------------
Projected benefit obligation in excess of
   plan assets                                                  5.4          57.6            10.8           35.3
Unamortized net gain (loss)                                     3.8          (1.9)           (2.1)          (3.2)
Unrecognized prior service cost                                 2.1         (31.5)            (.5)         (21.6)
Unamortized net asset (obligation) at transition                1.9           1.1             2.4            (.9)
Adjustment required to recognize minimum liability               --          26.9              .1           18.2
----------------------------------------------------------------------------------------------------------------
Accrued pension liability recorded
        in the consolidated balance sheets                   $ 13.2        $ 52.2          $ 10.7         $ 27.8
================================================================================================================

                       LEAR CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)



The projected benefit obligation for plans whose ABO exceeds assets includes both foreign and domestic plans. For domestic plans this excess was $19.8 million and $18.9 million as of December 31, 1997 and 1996, respectively. The actuarial assumptions used in determining pension expense and the funded status information shown above were as follows:


Year Ended December 31,                         1997              1996              1995
-----------------------------------------------------------------------------------------

Discount rate:
   Domestic plans                                7.5%         7.25-7.5%           7.25-8%
   Foreign plans                             4.5-7.5%              7-8%              7-8%
-----------------------------------------------------------------------------------------
Rate of salary progression:
   Domestic plans                                  5%            5-5.8%              5.6%
   Foreign plans                                 1-5%              3-5%              3-5%
-----------------------------------------------------------------------------------------
Long-term rate of return on assets:
   Domestic plans                                  9%           7.75-9%           7.75-9%
   Foreign plans                                 7.5%                8%                8%
=========================================================================================


Plan assets include cash equivalents, common and preferred stock, and government and corporate debt securities.

SFAS No. 87, "Employers' Accounting for Pensions," required the Company to record a minimum liability as of December 31, 1997 and 1996. As of December 31, 1997, the Company recorded a long-term liability of $26.9 million, an intangible asset of $26.1 million, which is included with other assets, and a reduction in stockholders' equity of $.5 million, net of income taxes of $.3 million.

In 1997, one of the Company's defined benefit pension plans agreed to provide a series of early retirement windows. In addition, the Canadian plans decreased the assumed discount rate from 8.0% in 1996 to 7.5% in 1997. Also, the measurement date was changed from December 31 in 1996 to September 30 in 1997. The aggregate impact of these changes was to increase pension cost and ABO by $4.0 million and $11.8 million, respectively.

In 1996, one of the Company's defined benefit pension plans increased the benefit rate and increased the supplemental early retirement benefit. In addition, the domestic plans decreased the assumed discount rate from 8.0% in 1995 to 7.5% in 1996. The aggregate impact of these changes was to increase pension cost and ABO by $1.4 million and $5.0 million, respectively.

The Company also sponsors defined contribution plans and participates in government sponsored programs in certain foreign countries. Contributions are determined as a percentage of each covered employee's salary. The Company also participates in multi-employer pension plans for certain of its hourly employees and contributes to those plans based on collective bargaining agreements. The aggregate cost of the defined contribution and multi-employer pension plans charged to income was $10.4 million, $4.7 million and $2.6 million for the years ended December 31, 1997, 1996 and 1995, respectively.

(11) POST-RETIREMENT BENEFITS
The Company's post-retirement plans cover a portion of the Company's domestic employees and Canadian employees. The plans generally provide for the continuation of medical benefits for all employees who complete 10 years of service after age 45 and retire from the Company at age 55 or older. The Company does not fund its post-retirement benefit obligation. Rather, payments are made as costs are incurred by covered retirees.

On January 1, 1995, the Company adopted SFAS No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions," for its foreign plans. This standard requires that the expected cost of post-retirement benefits be charged to expense during the years in which the employees render service to the Company. As of January 1, 1995, the Company's Accumulated Post-retirement Benefit Obligation ("APBO") for its foreign plans was approximately $9.7 million which is being amortized over approximately 11 years, representing the average remaining service life of the eligible employees.

The Company adopted SFAS No. 106 for its domestic plans as of July 1, 1993. At that date, the Company's APBO was approximately $32.0 million. Because the Company had previously recorded a liability of $6.3 million related to these benefits,

                       LEAR CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)

the net transition obligation was $25.7 million and is being amortized over 20 years. The following table sets forth a reconciliation of the funded status of the accrued post-retirement benefit obligation to the related amounts recorded in the consolidated financial statements as of December 31, 1997 and 1996 (based on September 30 and December 31 measurement dates in 1997 and 1996, respectively, in millions):



December 31,                                               1997       1996
--------------------------------------------------------------------------
Accumulated Post-retirement Benefit Obligation:
Retirees                                                  $28.7      $27.2
Fully eligible active plan participants                     9.2        8.3
Other active participants                                  32.3       30.8
Unrecognized net gain                                       6.9        4.8
Unrecognized prior service cost                             (.3)      (1.4)
Unamortized transition obligation                         (27.5)     (28.5)
--------------------------------------------------------------------------
Liability recorded in the consolidated balance sheets     $49.3      $41.2
==========================================================================

Components of the Company's net post-retirement benefit expense under SFAS No. 106 were as follows (in millions):

Year Ended December 31,                              1997       1996      1995
------------------------------------------------------------------------------
Service cost                                        $ 4.6      $ 4.2     $ 3.6
Interest cost on APBO                                 4.9        4.0       3.5
Amortization of unrecognized net (gain) loss          (.3)       (.5)       .4
Amortization of unrecognized prior service cost         -         .2         -
Amortization of transition obligation                 1.8        1.8       1.8
------------------------------------------------------------------------------
Net post-retirement benefit expense                 $11.0      $ 9.7     $ 9.3
==============================================================================


For the domestic plans, the APBO was calculated using an assumed discount rate of 7.5% as of December 31, 1997 and 1996. Domestic post-retirement benefit expense was calculated using an assumed discount rate of 7.5% in 1997 and 1996 and 8.0% in 1995. Domestic health care costs were assumed to increase 9.2% in 1997, grading down over time to 5.5% in 10 years. For the foreign plans, 1997 and 1996 post-retirement benefit expense and the APBO as of December 31, 1997 and 1996, were calculated using an assumed discount rate of 8.0%. Foreign health care costs were assumed to increase 8.5% in 1997, grading down over time to 5.5% in 10 years. To illustrate the significance of these assumptions, a rise in the assumed rate of health care cost increases of 1% each year would increase the APBO as of December 31, 1997 by $8.8 million and increase the net post-retirement benefit expense by $1.4 million for the year ended December 31, 1997.


(12) COMMITMENTS AND CONTINGENCIES
The Company is the subject of various lawsuits, claims and environmental contingencies. In addition, the Company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), for the cleanup of contamination from hazardous substances at two Superfund sites, and may incur indemnification obligations for cleanup at two additional sites. In the opinion of management, the expected liability resulting from these matters is adequately covered by amounts accrued, and will not have a material adverse effect on the Company's consolidated financial position or future results of operations.

Approximately 35,000 of the Company's workforce worldwide are subject to collective bargaining agreements. 33% of the Company's workforce are subject to collective bargaining agreements which expire within one year. Relationships with all unions are good and management does not anticipate any difficulties with respect to the agreements.

                       LEAR CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)


Lease commitments at December 31, 1997 under noncancelable operating leases with terms exceeding one year are as follows (in millions):


---------------------------------------------------------------------
1998                                                           $ 41.3
1999                                                             36.4
2000                                                             30.6
2001                                                             25.3
2002                                                             22.3
2003 and thereafter                                              25.3
---------------------------------------------------------------------
Total                                                          $181.2
=====================================================================


The Company's operating leases cover principally buildings and transportation equipment. Rent expense incurred under all operating leases and charged to operations was $37.8 million, $29.8 million, and $21.2 million for the years ended December 31, 1997, 1996 and 1995, respectively.

(13) STOCK OPTION PLANS

The Company has four stock option plans under which it has issued stock options, the 1988 Stock Option Plan, the 1992 Stock Option Plan, the 1994 Stock Option Plan, and the 1996 Stock Option Plan. Options issued to date under these plans generally vest over a three-year period and expire ten years from the original plan date.

As part of the acquisitions of AI and Masland (Note 3), outstanding AI stock options were converted into options to acquire 229,405 shares of the Company's common stock at prices ranging from $14.06 to $23.12 per share and outstanding Masland stock options were converted into options to acquire 517,920 shares of the Company's common stock at prices ranging from $11.63 to $30.17 per share. The values of the AI and Masland options converted as of the date of each acquisition were $1.9 million and $9.0 million, respectively, and were included in the purchase price of each acquisition.

A summary of options transactions during each of the three years in the period ended December 31, 1997 is shown below:


                                                         Stock Options               Price Range
   -------------------------------------------------------------------------------------------------
   Outstanding at December 31, 1994                          4,425,768               $ 1.29 - $15.50
      Granted                                                  265,405               $14.06 - $30.25
      Expired or cancelled                                     (49,000)              $ 5.00 - $15.50
      Exercised                                               (165,263)                       $ 1.29
                                                         -------------
   Outstanding at December 31, 1995                          4,476,910               $ 1.29 - $30.25
      Granted                                                1,076,920               $11.63 - $33.00
      Expired or cancelled                                     (36,000)              $15.50 - $33.00
      Exercised                                             (1,832,588)              $ 1.29 - $23.12
                                                         -------------
   Outstanding at December 31, 1996                          3,685,242               $ 1.29 - $33.00
      Granted                                                  554,000                        $37.25
      Expired or cancelled                                    (166,685)              $ 1.29 - $37.25
      Exercised                                             (1,286,059)              $ 1.29 - $33.00
                                                         -------------
   Outstanding at December 31, 1997                          2,786,498               $ 1.29 - $37.25
   =================================================================================================

Pro Forma
At December 31, 1997, the Company had several stock option plans, which are described above. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, compensation cost was calculated as the difference between the exercise price of the option and the market value of the stock at the date the option was granted. If compensation cost for the Company's stock option plans was determined based on the fair value at the grant dates consistent with the method prescribed in SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and

                       LEAR CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

earnings per share would have been reduced to the pro forma amounts indicated below (in millions, except per share information).


 Year Ended December 31,                                   1997    1996   1995
-------------------------------------------------------------------------------
 As reported (in millions, except per share data)

   Income before extraordinary item                        $208.2  $151.9  $94.2
   Net income                                              $207.2  $151.9  $91.6
   Diluted net income per share before extraordinary item  $ 3.05  $ 2.38  $1.79
   Diluted net income per share                            $ 3.04  $ 2.38  $1.74

 Pro forma

   Income before extraordinary item                        $204.3  $150.4  $94.2
   Net income                                              $203.3  $150.4  $91.6
   Diluted net income per share before extraordinary item  $ 2.99  $ 2.36  $1.79
   Diluted net income per share                            $ 2.98  $ 2.36  $1.74


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995: risk-free interest rates of 7.5%; expected dividend yields of 0.0%; and expected lives of 10 years. The expected volatility used was 30.2% in 1997 and 31.5% in 1996 and 1995.

(14) FINANCIAL INSTRUMENTS
The Company hedges certain foreign currency risks through the use of forward foreign exchange contracts and options. Such contracts are generally deemed as, and are effective as, hedges of the related transactions. As such, gains and losses from these contracts are deferred and are recognized on the settlement date, consistent with the related transactions. The Company and its subsidiaries had contracted to exchange notional United States dollar equivalent principal amounts of $231.8 million as of December 31, 1997 and $113.1 million as of December 31, 1996. All contracts outstanding as of December 31, 1997 mature in 1998. The deferred gain on such contracts as of December 31, 1997 was $.3 million compared to an unrealized loss of less than $.1 million as of December 31, 1996.

The carrying values of the Company's subordinated notes vary from the fair values of these instruments. The fair values were determined by reference to market prices of the securities in recent public transactions. As of December 31, 1997, the aggregate carrying value of the Company's subordinated notes was $336.0 million compared to an estimated fair value of $357.9 million. As of December 31, 1996, the aggregate carrying value of the Company's subordinated notes was $470.0 million compared to an estimated fair value of $485.9 million. The carrying values of cash, accounts receivable, accounts payable and notes payable approximate the fair values of these instruments due to the short-term, highly liquid nature of these instruments. The carrying value of the Company's senior indebtedness approximates its fair value which was determined based on rates currently available to the Company for similar borrowings with like maturities.

The Company uses interest rate swap contracts to hedge against interest rate risks in future periods. As of December 31, 1997, the Company had entered into three one-year swap contracts with an aggregate notional value of $120.0 million which became effective and/or go into effect between June 1997 and August 1998. Pursuant to each of the contracts, the Company will make payments calculated at a fixed rate of between 6.1% and 6.3% of the notional value and will receive payments calculated at the Eurodollar rate. This effectively fixes the Company's interest rate on the portion of the indebtedness under the Credit Agreement covered by the contracts at the fixed rates in the contracts plus a margin of .275% to .625% during the time the contracts are effective. The fair value of these contracts as of December 31, 1997, and 1996 was a negative $0.2 million and negative $0.6 million, respectively.

Several of the Company's European subsidiaries factor their accounts receivable with financial institutions subject to limited recourse provisions and are charged a discount fee ranging from the current LIBOR rate plus 0.4% to plus 1.5%. The amount of such factored receivables, which is not included in accounts receivable in the consolidated balance sheets at December 31, 1997 and 1996, was approximately $137.0 million and $152.6 million, respectively.

                       LEAR CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)






(15) GEOGRAPHIC SEGMENT DATA
Worldwide operations are divided into four geographic segments -- United States, Canada, Europe and Rest of World. The Rest of World segment includes operations in Mexico, South America, South Africa and the Asia/Pacific Rim region. Geographic segment information is as follows (in millions):


Year Ended December 31,      1997       1996          1995
----------------------------------------------------------
Net Sales:
United States            $3,838.7   $3,386.6      $2,431.8
Canada                    1,106.5      893.3         874.5
Europe                    1,958.9    1,627.6       1,328.5
Rest of World               788.5      610.5         307.4
Intersegment sales         (349.7)    (268.9)       (227.8)
----------------------------------------------------------
                         $7,342.9   $6,249.1      $4,714.4
==========================================================
Operating Income:
United States            $  311.8   $  225.2      $  152.4
Canada                       82.0       77.4          52.4
Europe                       60.3       49.2          26.5
Rest of World                27.0       24.0          13.5
----------------------------------------------------------
                         $  481.1   $  375.8      $  244.8
==========================================================
Identifiable Assets:
United States            $2,408.4   $2,288.3      $1,859.6
Canada                      293.8      283.9         254.2
Europe                    1,442.2    1,021.2         815.3
Rest of World               303.8      208.0         116.5
Unallocated (a)              10.9       15.4          15.7
----------------------------------------------------------
                         $4,459.1   $3,816.8      $3,061.3
==========================================================


(a) Unallocated Identifiable Assets consist of deferred financing fees.

The net assets of foreign subsidiaries were $439.6 million and $341.2 million at December 31, 1997 and 1996, respectively. The Company's share of foreign net income was $79.5 million, $67.5 million and $58.6 million for the years ended December 31, 1997, 1996 and 1995, respectively.

A majority of the Company's sales are to automobile manufacturing companies. The following is a summary of the percentage of net sales to major customers:


Year Ended December 31,     1997        1996          1995
----------------------------------------------------------
Ford Motor Company           29%          32%           33%
General Motors Corporation   27           30            34
Fiat S.p.A.                  10           10            10
==========================================================


In addition, a significant portion of remaining sales are to the above automobile manufacturing companies through various other automotive suppliers or to affiliates of these automobile manufacturing companies.

                       LEAR CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)



(16) QUARTERLY FINANCIAL DATA
(unaudited; in millions, except per share data)

                                                                          THIRTEEN WEEKS ENDED
                                                     -----------------------------------------
                                                      MARCH 29,  JUNE 28,  SEPT. 27,  DEC. 31,
                                                           1997      1997       1997      1997
----------------------------------------------------------------------------------------------
Net sales                                              $1,724.0  $1,839.3   $1,635.9  $2,143.7
Gross profit                                              177.9     213.5      175.3     242.7
Income before extraordinary item                           41.9      61.1       36.6      68.6
Net income                                                 41.9      61.1       35.6      68.6
Diluted net income per share before extraordinary item      .62       .90        .53      1.00
Diluted net income per share                                .62       .90        .52      1.00
==============================================================================================

                                                                          Thirteen Weeks Ended
                                                     -----------------------------------------
                                                      March 30,  June 29,  Sept. 28,  Dec. 31,
                                                           1996      1996       1996      1996
----------------------------------------------------------------------------------------------
Net sales                                              $1,405.8  $1,618.7   $1,505.6  $1,719.0
Gross profit                                              120.6     166.9      143.7     188.5
Net income                                                 25.8      50.1       24.8      51.2
Diluted net income per share                                .43       .83        .37       .75
==============================================================================================


(17) PRO FORMA FINANCIAL DATA

The following pro forma unaudited financial data is presented to illustrate the estimated effects of (i) the 1996 Offering (Note 4), (ii) the Masland Acquisition (Note 3), (iii) the refinancing of the Company's $500 Million Credit Agreement (Note 8), (iv) the AI Acquisition (Note 3) and certain acquisitions completed by AI prior to the acquisition of AI by Lear, (v) the 1995 Offering (Note 4), (vi) the completion of the $300 Million Credit Agreement (Note 8), and (vii) the issuance of the 9-1/2% Notes (Note 5) as if these transactions had occurred as of the beginning of each year presented (in millions, except per share data). The 1997 Acquisitions have not been included in the pro forma information as their inclusion would not be material to the results of operations or financial position of the Company.

                                        YEAR ENDED DECEMBER 31, 1996                                   Year Ended December 31, 1995
                    ------------------------------------------------  -------------------------------------------------------------
                                                 OPERATING                                                     Operating
                       COMPANY      MASLAND  AND FINANCING       PRO     Company           AI      Masland  and Financing       Pro
                    HISTORICAL  ACQUISITION    ADJUSTMENTS     FORMA  Historical  Acquisition  Acquisition    Adjustments     Forma
-----------------------------------------------------------------------------------------------------------------------------------
Net sales           $  6,249.1       $263.7         $(2.0)  $6,510.8    $4,714.4       $523.7       $473.2         $(3.3)  $5,708.0
Income before
  extraordinary
  item                   151.9         10.4          (8.4)     153.9        94.2         18.0         17.4         (25.9)     103.7
Net income               151.9         10.4          (8.4)     153.9        91.6         18.0         17.4         (23.3)     103.7
Diluted net income
  per share before
extraordinary item        2.38                                  2.27        1.79                                               1.54
Diluted net income
  per share               2.38                                  2.27        1.74                                               1.54
===================================================================================================================================

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Lear Corporation:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of LEAR CORPORATION AND SUBSIDIARIES ("the Company") included in this Form 10-K, and have issued our report thereon dated January 30, 1998. Our audits were made for the purpose of forming an opinion on those financial statements taken as a whole. The schedule on page 49 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                     /s/ ARTHUR ANDERSEN LLP


Detroit, Michigan
 January 30, 1998.

                       LEAR CORPORATION AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)



                                                          BALANCE AT                                          BALANCE
                                                          BEGINNING                                OTHER        END
DESCRIPTION                                               OF PERIOD   ADDITIONS   RETIREMENTS     CHANGES    OF PERIOD
-----------                                              -----------  ----------  ------------  -----------  ----------
FOR THE YEAR ENDED DECEMBER 31, 1995:
 Valuation of accounts deducted from related assets:
  Allowance for doubtful accounts                          $    3.1    $     .5     $    (.5)    $     .9     $    4.0
  Reserve for unmerchantable inventories                        4.1         3.2         (2.1)         1.1          6.3
                                                           --------    --------     --------     --------     --------
                                                           $    7.2    $    3.7     $   (2.6)    $    2.0     $   10.3
                                                           ========    ========     ========     ========     ========
FOR THE YEAR ENDED DECEMBER 31, 1996:
 Valuation of accounts deducted from related assets:
  Allowance for doubtful accounts                          $    4.0    $    3.3     $    (.6)    $    2.3     $    9.0
  Reserve for unmerchantable inventories                        6.3         4.6         (1.0)         (.6)         9.3
                                                           --------    --------     --------     --------     --------
                                                           $   10.3    $   $7.9     $   (1.6)    $    1.7     $   18.3
                                                           ========    ========     ========     ========     ========
FOR THE YEAR ENDED DECEMBER 31, 1997:
 Valuation of accounts deducted from related assets:
  Allowance for doubtful accounts                          $    9.0    $    5.1     $   (2.6)    $    3.2     $   14.7
  Reserve for unmerchantable inventories                        9.3         3.6         (3.7)         3.2         12.4
                                                           --------    --------     --------     --------     --------
                                                           $   18.3    $    8.7     $   (6.3)    $    6.4     $   27.1
                                                           ========    ========     ========     ========     ========

            ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

     There has been no disagreement between the management of the Company and the Company's accountants on any matter of accounting principles or practices or financial statement disclosures.

                                    PART III

            ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Incorporated by reference from the Proxy Statement sections entitled "Election of Directors," and "Management and Directors."


                         ITEM 11 - EXECUTIVE COMPENSATION

     Incorporated by reference from the Proxy Statement sections entitled "Executive Compensation."


               ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT

     Incorporated by reference from the Proxy Statement section entitled "Management and Directors - Security Ownership of Certain Beneficial Owners and Management."



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

     1.    Consolidated Financial Statements:

           Report of Independent Public Accountants

           Consolidated Balance Sheets as of December 31, 1997 and 1996.

           Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995.

           Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995.

           Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

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

(b) The following reports on Form 8-K were filed during the quarter ended December 31, 1997.

          None.

(c) The exhibits listed on the "Index to Exhibits" on pages 54 through 55 are filed with this Form 10-K or incorporated by reference as set forth below.

(d)  Additional Financial Statement Schedules.

          None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 23, 1998.

Lear Corporation


By:  /s/ Kenneth L. Way
     --------------------------------
     Kenneth L. Way
     Chairman of the Board and
     Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Lear Corporation and in the capacities indicated on March 23, 1998.


     /s/ Kenneth L. Way                         /s/ Larry W. McCurdy
     ---------------------------------          -------------------------
     Kenneth L. Way                             Larry W. McCurdy
     Chairman of the Board and                  a Director
     Chief Executive Officer


     /s/ James H. Vandenberghe                  /s/ Roy E. Parrott
     ---------------------------------          -------------------------
     James H. Vandenberghe                      Roy E. Parrott
     Executive Vice President,                  a Director
     Chief Financial Officer
     and a Director


     /s/ Robert E. Rossiter                     /s/ Robert W. Shower
     ---------------------------------          -------------------------
     Robert E. Rossiter                         Robert W. Shower
     President, Chief Operating Officer         a Director
     -International Operations
     and a Director


     /s/ Donald J. Stebbins                     /s/ David P. Spalding
     ---------------------------------          -------------------------
     Donald J. Stebbins                         David P. Spalding
     Senior Vice President and                  a Director
     Chief Financial Officer


     /s/ Gian Andrea Botta                      /s/ James A. Stern
     ---------------------------------          -------------------------
     Gian Andrea Botta                          James A. Stern
     a Director                                 a Director


     /s/ Irma B. Elder
     ---------------------------------
     Irma B. Elder
     a Director

                               INDEX TO EXHIBITS


 EXHIBIT
 NUMBER  EXHIBIT
-------  -------
    3.1- Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit
         3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1996).
    3.2- Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.4 to
         Lear's Registration Statement on Form S-1 (No. 33-52565)).
    4.1- Indenture dated as of July 1, 1996 by and between the Company and the Bank of New York, as trustee, relating to the 9  1/2% Subordinated Notes due 2006 (incorporated by reference to
         Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September
         28, 1996).
    4.2- Indenture dated as of February 1, 1994 by and between Lear and The First National Bank of
         Boston, as Trustee, relating to the 8  1/4% Subordinated Notes (incorporated by reference to
         Exhibit 4.1 to the Company's Transition Report on Form 10-K filed on March 31, 1994).
   10.1- $1,800,000 Amended and Restated Credit and Guarantee Agreement dated as of December 20, 1996
         (the "Credit Agreement") among the Company, Lear Corporation Canada Ltd., the foreign subsidiary borrowers named therein, the several financial institutions party thereto
         (collectively, the "Lenders"), The Chase Manhattan Bank, as general administrative agent for the Lenders and The Bank of Nova Scotia, as Canadian administrative agent for the Lenders,
         (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-K filed for the year ended December 31, 1996).
   10.2- First Amendment, dated as of November 26, 1997 of the $1,800,000 Amended and Restated Credit
         and Guarantee Agreement, dated as of December 20, 1996 among the Company, Lear Corporation
         Canada Ltd., the foreign subsidiary borrowers named therein, the several financial institutions party thereto (collectively, the "Lenders"), the Managing Agents named therein, the Co-Agents named therein, the Lead Managers named therein, and The Bank of Nova Scotia and
         The Chase Manhattan Bank, as administrative agents for the Lenders thereunder, filed herewith.
   10.3- Employment Agreement dated March 20, 1995 between the Company and Kenneth L. Way
         (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for
         the year ended December 31, 1994).
   10.4- Employment Agreement dated March 20, 1995 between the Company and Robert E. Rossiter
         (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for
         the year ended December 31, 1994).
   10.5- Employment Agreement dated March 20, 1995 between the Company and James H. Vandenberghe
         (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for
         the year ended December 31, 1994).
   10.6- Employment Agreement dated March 20, 1995 between the Company and Terrence E. O'Rourke
         (incorporated by reference to Exhibit 10.6 to the Company's Report on Form 10-K filed for the year ended December 31, 1996).
   10.7- Employment Agreement dated May 29, 1996 between the Masland Corporation and Dr. Frank J.
         Preston, filed herewith.
   10.8- Stock Option Agreement dated as of September 29, 1988 between the Company and certain management investors (the "Management Investors") (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (No. 33-25256)).
   10.9- Amendment to Stock Option Agreement dated as of March 2, 1995 between the Company and Kenneth
         L. Way (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form
         10-Q for the quarter ended July 1, 1995).
  10.10- Amendment to Stock Option Agreement dated as of March 2, 1995 between the Company and Robert
         E. Rossiter (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended July 1, 1995).
  10.11- Amendment to Stock Option Agreement dated as of March 2, 1995 between the Company and James
         H. Vandenberghe (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 1995).
  10.12- Amendment to Stock Option Agreement dated as of March 2, 1995 between the Company and James
         A. Hollars (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended July 1, 1995).
  10.13- Amendment to Stock Option Agreement dated as of March 2, 1995 between the Company and Randal
         T. Murphy (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended July 1, 1995).
  10.14- Lear's 1992 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Company's
         Annual Report on Form 10-K for the year ended June 30, 1993).
  10.15- Amendment to Lear's 1992 Stock Option Plan (incorporated by reference to Exhibit 10.26 to the
         Company's Transition Report on Form 10-K filed on March 31, 1994).
  10.16- Lear's 1994 Stock Option Plan (incorporated by reference to Exhibit 10.27 to the Company's
         Transition Report on Form 10-K filed on March 31, 1994).


EXHIBIT
 NUMBER  EXHIBIT
-------  -------
  10.17- Masland Holdings, Inc. 1991 Stock Purchase and Option Plan (incorporated by reference to
         Exhibit 99.4 to the Company's Current Report on Form 8-K dated June 27, 1996).
  10.18- Masland Corporation 1993 Stock Option Incentive Plan (incorporated by reference to Exhibit
         99.5 to the Company's Current Report on Form 8-K dated June 27, 1995).
  10.19- Lear's Supplemental Executive Retirement Plan, dated as of January 1, 1995 (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended
         December 31, 1994).
  10.20- Share Purchase Agreement dated as of December 10, 1996, between the Company and Borealis
         Holding AB, (incorporated by reference to Exhibit 10.23 to the Company's Report on Form 10-K
         for the year ended December 31, 1996).
  10.21- Agreement and Plan of Merger dated as of May 23, 1996, by and among the Company, PA
         Acquisition Corp. and Masland Corporation (incorporated by reference to Exhibit 2.1 to the
         Company's Registration Statement on Form S-3 (No. 333-05809)).
  10.22- Agreement and Plan of Merger dated as of July 16, 1995, among the Company, AIHI Acquisition
         Corp. and Automotive Industries Holding, Inc. (incorporated by reference to the Exhibit 2.1 to the Company's Current Report on Form 8-K dated August 17, 1995).
  10.23- Lear Corporation 1996 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28,
         1997).
  10.24- Lear Corporation Long-Term Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997).
  10.25- Lear Corporation Outside Directors Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997).
  10.26- Second Amended and Restated Secured Promissory Note dated as of March 29, 1997 between Lear
         Corporation and James A. Hollars (incorporated by reference to Exhibit 10.4 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended June 28, 1997).
  10.27- Purchase Agreement dated as of May 26, 1997 among Keiper GmbH & Co., Putsch GmbH & Co. KG,
         Keiper Recaro GmbH, Keiper Car Seating Verwaltungs GmbH, Lear Corporation GmbH & Co., and
         Lear Corporation (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997).
  10.28- Operating Agreement of Lear Donnelly Overhead Systems, L.L.C. dated as of the 1st day of
         November, 1997, by and between the Company and Donnelly Corporation, filed herewith.
  10.29- Form of the Lear Corporation Long-Term Stock Incentive Plan Deferral and Restricted Stock
         Unit Agreement, filed herewith.
  10.30- Form of the Lear Corporation 1996 Stock Option Plan Stock Option Agreement, filed herewith.
  10.31- Restricted Property Agreement dated as of December 17, 1997 between the Company and Robert E.
         Rossiter, filed herewith.
  10.32- Lear Corporation 1992 Stock Option Plan, 3rd amendment dated March 14, 1997, filed herewith.
  10.33- Lear Corporation 1992 Stock Option Plan, 4th amendment dated August 4, 1997, filed herewith.
  10.34- Employment Agreement dated March 20, 1995 between the Company and Gerald G. Harris (incorporated by reference to Exhibit 10.7 to the Company's Report on Form 10-K for the year ended December 31, 1996).
   11.1- Computation of income (loss) per share, filed herewith.
   21.1- List of subsidiaries of the Company, filed herewith.
   23.1- Consent of independent public accountants, filed herewith.
   27.1- Financial Data Schedule, filed herewith.