Form 10-Q
period 1998-03-28
LEAR CORP /DE/
filed 1998-05-12
CIK 842162

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
 |X|               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended MARCH 28, 1998

                                       OR

 | |               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _______  to _______________.

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes |X| No


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Approximate number of shares of Common Stock, $0.01 par value per share, outstanding at April 30, 1998: 67,090,907

                                LEAR CORPORATION

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 28, 1998

                                      INDEX




Part I - Financial Information:                                                                       Page No.
       Item 1 - Consolidated Financial Statements

              Introduction to the Consolidated Financial Statements                                        3

              Consolidated Balance Sheets - March 28, 1998 and
                       December 31, 1997                                                                   4

              Consolidated Statements of Income - Three Month Periods
                       ended March 28, 1998 and March  29, 1997                                            5

              Consolidated Statements of Cash Flows - Three Month
                       Periods ended March 28, 1998 and March 29, 1997                                     6

              Notes to the Consolidated Financial Statements                                               7

       Item 2 - Management's Discussion and Analysis of
                       Financial Condition and Results of Operations                                      11

Part II - Other Information:
        Item 6 - Exhibits and Reports on Form 8-K                                                         14

Signatures                                                                                                15

Exhibit Index                                                                                             16



                               LEAR CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

INTRODUCTION TO THE CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements of Lear Corporation and subsidiaries (the "Company") have been prepared by Lear Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the period ended December 31, 1997.

The financial information presented reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of operations and statements of financial position for the interim periods presented. These results are not necessarily indicative of a full year's results of operations.

                        LEAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                               March 28,  Dec. 31,
                                                                 1998       1997
                                                                 ----       ----
                                                             (Unaudited)


ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                    $   18.3    $   12.9
 Accounts receivable, net                                      1,264.1     1,065.8
 Inventories                                                     246.6       231.4
 Recoverable customer engineering and tooling                    195.0       152.6
 Other                                                           169.6       152.2
                                                              --------    --------
                                                               1,893.6     1,614.9
                                                              --------    --------
LONG-TERM ASSETS:
 Property, plant and equipment, net                              943.5       939.1
 Goodwill, net                                                 1,669.0     1,692.3
 Other                                                           230.7       212.8
                                                              --------    --------
                                                               2,843.2     2,844.2
                                                              --------    --------
                                                              $4,736.8    $4,459.1
                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings                                       $   30.6    $   37.9
  Accounts payable                                             1,221.5     1,186.5
  Accrued liabilities                                            682.4       620.5
  Current portion of long-term debt                               12.4         9.1
                                                              --------    --------
                                                               1,946.9     1,854.0
                                                              --------    --------
LONG-TERM LIABILITIES:
  Deferred national income taxes                                  67.3        61.7
  Long-term debt                                               1,202.7     1,063.1
  Other                                                          274.8       273.3
                                                              --------    --------
                                                               1,544.8     1,398.1
                                                              --------    --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value, 150,000,000 authorized;
   67,068,019 issued at March  28, 1998 and
   66,872,188 issued at December 31, 1997                           .7          .7
 Additional paid-in capital                                      854.4       851.9
 Notes receivable from sale of common stock                        (.1)        (.1)
 Less- Common stock held in treasury, 10,230 shares at cost        (.1)        (.1)
 Retained earnings                                               448.6       401.3
 Minimum pension liability adjustment                              (.5)        (.5)
 Cumulative translation adjustment                               (57.9)      (46.2)
                                                              --------    --------
                                                               1,245.1     1,207.0
                                                              --------    --------
                                                              $4,736.8    $4,459.1
                                                              ========    ========

The accompanying notes are an integral part of these consolidated balance sheets.

                        LEAR CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)



                                                         March 28,     March 29,
                                                           1998         1997
                                                           ----         ----
                                                              (Unaudited)

Net sales                                                $ 2,032.1     $ 1,724.0

Cost of sales                                              1,831.9       1,546.1

Selling, general and administrative expenses                  78.0          66.1

Amortization of goodwill                                      11.5           9.7
                                                         ---------     ---------

         Operating income                                    110.7         102.1

Interest expense                                              24.7          27.2

Other expense, net                                             8.0           5.5
                                                         ---------     ---------

         Income before provision for
         national income taxes                                78.0          69.4

Provision for national income taxes                           30.7          27.5
                                                         ---------     ---------

         Net income                                      $    47.3     $    41.9
                                                         =========     =========


         Basic net income per share                      $     .71     $     .64
                                                         =========     =========

         Diluted net income per share                    $     .69     $     .62
                                                         =========     =========








 The accompanying notes are an integral part of these consolidated statements.

                        LEAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                                    Three Months Ended
                                                              ------------------------------
                                                              March 28,            March 29,
                                                                1998                 1997
                                                                ----                 ----
                                                                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $  47.3              $  41.9
Adjustments to reconcile net income to net cash provided
by operating activities:
   Depreciation and amortization                                 54.9                 43.5
   Other, net                                                   (22.8)                (4.6)
   Change in working capital items                             (214.5)               (36.5)
                                                              -------              -------

       Net cash provided by (used in) operating activities     (135.1)                44.3
                                                              -------              -------


CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment                      (48.2)               (32.6)
Other, net                                                         .5                 (3.1)
                                                              -------              -------

       Net cash used in investing activities                    (47.7)               (35.7)
                                                              -------              -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in long-term debt, net                                   149.9                (52.6)
Short-term borrowings, net                                       (7.2)                 1.1
Increase (decrease) in cash overdrafts                           46.9                 17.1
Other, net                                                        2.6                  1.3
                                                              -------              -------

       Net cash provided by (used in) financing activities      192.2                (33.1)
                                                              -------              -------

Effect of foreign currency translation                           (4.0)                14.8
                                                              -------              -------

NET CHANGE IN CASH AND CASH EQUIVALENTS                           5.4                 (9.7)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 12.9                 26.0
                                                              -------              -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  18.3              $  16.3
                                                              =======              =======

CHANGES IN WORKING CAPITAL:
Accounts receivable                                           $(205.6)             $(126.0)
Inventories                                                     (16.0)                 6.9
Accounts payable                                                 (1.6)                64.9
Accrued liabilities and other                                     8.7                 17.7
                                                              -------              -------

                                                              $(214.5)             $ (36.5)
                                                              =======              =======

SUPPLEMENTARY DISCLOSURE:
Cash paid for interest                                        $  29.6              $  36.5
                                                              =======              =======

Cash paid for income taxes                                    $  26.0              $  20.5
                                                              =======              =======



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

(2) 1998 ACQUISITIONS

Delphi Automotive Systems

         The Company has entered into a letter of intent to acquire the seating business of Delphi Automotive Systems ("Delphi Seating"), a division of General Motors Corporation. Delphi Seating is a leading supplier of seat systems to General Motors. The acquisition is expected to close in the second quarter of 1998. However, there can be no assurance that the acquisition will be consummated.

Chapman

         In April, 1998, the Company acquired the A.W. Chapman Ltd. and A.W. Chapman Belgium NV subsidiaries ("Chapman") of the Rodd Group Limited. Chapman produces seat tracks, mechanisms and seat height adjusters at plants in Bicester and Shepperton in the U.K. and in Houthalen, Belgium.

Gruppo Pianfei S.r.L.

         In April, 1998, the Company entered into a definitive agreement to acquire Gruppo Pianfei S.r.L. ("Pianfei"). Pianfei produces door panels, headliners and plastic interior components at six facilities located throughout Italy. The acquisition is expected to close in the second quarter of 1998. However, there can be no assurance that the acquisition will be consummated.

Strapazzini Resine S.r.L.

         In April, 1998, the Company entered into a definitive agreement to acquire Strapazzini Resine S.r.L. ("Strapazzini"). Strapazzini produces instrument panels, door panels, sunshades, consoles, and pillar trim at two facilities located in Italy. The acquisition is expected to close in the second quarter of 1998. However, there can be no assurance that the acquisition will be consummated.

                        LEAR CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(3)  INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined principally using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories are comprised of the following (in millions):

                                                               March 28,            Dec. 31,
                                                                 1998                1997
                                                                 ----                ----
          Raw materials                                          $174.8             $165.7
          Work-in-process                                          39.3               22.5
          Finished goods                                           32.5               43.2
                                                                 ------             ------

                                                                 $246.6             $231.4
                                                                 ======             ======




(4)   PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is stated at cost. Depreciable property is depreciated over the estimated useful lives of the assets, using principally the straight-line method. A summary of property, plant and equipment is shown below (in millions):

                                                                  March 28,        Dec. 31,
                                                                    1998            1997
                                                                    ----            ----
          Land                                                   $   60.3        $   60.5
          Buildings and improvements                                352.3           345.9
          Machinery and equipment                                 1,007.9           974.2
                                                                 --------        --------

          Total property, plant and equipment                     1,420.5         1,380.6
          Less accumulated depreciation                            (477.0)         (441.5)
                                                                 --------        --------

          Net property, plant and equipment                      $  943.5        $  939.1
                                                                 ========        ========

                      LEAR CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(5)   LONG-TERM DEBT

         Long term debt is comprised of the following (in millions):

                                                                March 28,           Dec. 31,
                                                                 1998                1997
                                                                 ----                ----
           Credit agreement                                    $  780.6           $  647.7
           Other                                                   98.5               88.5
                                                               --------           --------
                                                                  879.1              736.2
           Less- Current portion                                  (12.4)              (9.1)
                                                               --------           --------
                                                                  866.7              727.1
                                                               --------           --------

           9 1/2% Subordinated Notes                              200.0              200.0
           8 1/4% Subordinated Notes                              136.0              136.0
                                                               --------           --------
                                                                  336.0              336.0
                                                               --------           --------
                                                               $1,202.7           $1,063.1
                                                               ========           ========


(6) FINANCIAL INSTRUMENTS

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

(7) FINANCIAL ACCOUNTING STANDARDS

Earnings per Share

         In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which was effective December 15, 1997. The statement changes the calculation of earnings per share to be more consistent with countries outside of the United States. In general, the statement requires two calculations of earnings per share to be disclosed, basic EPS and diluted EPS. Basic EPS is computed using only weighted average shares outstanding. Diluted EPS is computed using the average share price for the period when

\                      LEAR CORPORATION AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

calculating the dilution of stock options. Net income per share information has been restated for all periods presented. Shares outstanding for the periods presented were as follows:


                                                  Three Months Ended
                                                  ------------------
                                           March 28,             March 29,
                                              1998                  1997
                                              ----                  ----

          Weighted average
          shares outstanding               66,965,473            65,773,442

          Dilutive effect of
          stock options                     1,482,563             2,273,589
                                            ---------             ---------

          Diluted shares
          outstanding                      68,448,036            68,047,031
                                           ==========            ==========


Comprehensive Income

         In the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income. Comprehensive income is defined as all changes in a Company's net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded to equity would be a part of comprehensive income.
Comprehensive income for the periods presented is (in millions):

                                                                       Three Months Ended
                                                                       ------------------
                                                                     March 28,    March 29,
                                                                       1998         1997
                                                                       ----         ----

          Net income                                                   $47.3        $41.9
                                                                       -----        -----

          Other comprehensive income
           Foreign currency translation adjustments                    (11.7)       (26.1)
           Minimum pension liability adjustment                         --           --
                                                                       -----        -----
          Other Comprehensive income                                   (11.7)       (26.1)
                                                                       -----        -----

          Comprehensive income                                         $35.6        $15.8
                                                                       =====        =====

Reclassifications

         Certain items in prior year's quarterly financial statements have been reclassified to conform with the presentation used in the quarter ended March 28, 1998.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 28, 1998 VS. THREE MONTHS ENDED MARCH 29, 1997.

      Net sales increased by 17.9% to $2.0 billion in the first quarter of 1998 as compared to $1.7 billion in the first quarter of 1997. Net sales for the quarter ended March 28, 1998 benefited from acquisitions, which collectively accounted for $265.5 million of the increase and new business introduced in North America and Europe. Partially offsetting the increase in sales were unfavorable exchange rate fluctuations in Europe and North America and lower volumes on certain North American passenger car programs. As a result of Lear's global presence, the Company anticipates that foreign exchange fluctuations will continue to impact net sales.

      Net sales in the United States and Canada of $1.2 billion in the first quarter of 1998 remained essentially unchanged from the first quarter of 1997. Sales in the current quarter benefited from the introduction of new Chrysler, General Motors and Ford truck programs and $38.2 million from acquisitions. Partially offsetting the increase in sales was a modest downturn in industry build schedules on passenger car programs and unfavorable exchange rate fluctuations in Canada.

      Net sales in Europe of $.6 billion in the first quarter of 1998 surpassed net sales in the comparable period in the prior year by $.2 billion, or 50.0%. Sales in the quarter ended March 28, 1998 benefited from the contribution of $196.5 million in net sales from acquisitions, increased market demand for ongoing passenger car and truck programs in Austria, Italy and England, and to new passenger car programs introduced within the past twelve months. Partially offsetting the increase in sales were unfavorable exchange rate fluctuations in Italy, Sweden, Germany and Austria.

      Net sales of $182 million in the Company's remaining geographic regions, consisting of Mexico, South America, Asia/Pacific Rim and South Africa, increased by $35 million as compared to the first quarter of 1997. Sales in the first quarter of 1998 benefited from a contribution of $30.8 million in sales from recent acquisitions and incremental volume on established Ford passenger car programs in Mexico.

      Gross profit and gross margin were $200.2 million and 9.9% for the first quarter of 1998 as compared to $177.9 million and 10.3% in the comparable period in 1997. Gross profit in the current quarter reflects the contribution of acquisitions coupled with the benefits derived from the overall growth in sales. Partially offsetting the increase in gross profit was the impact of economic conditions in South America and the Asia/Pacific Rim and new program and facility costs in Europe, South America and the Asia/Pacific Rim region. Gross margin in the first quarter of 1998 declined in relation to prior year due to costs associated with the integration of recent acquisitions into the Company's operations.

      Selling, general and administrative expenses, including research and development, as a percentage of net sales remained unchanged at 3.8% in the first quarter of 1998 as compared to the first quarter of 1997. Actual expenditures increased due to the inclusion of acquisition expenses and increased customer focused engineering and expenses necessary to support domestic and international business.

      For the quarter ended March 28, 1998, interest expense decreased by $2.5 million to $24.7 million as compared to the prior year due to debt reduction from cash generation, savings due to the redemption of the Company's 11 1/4% Senior Subordinated Notes, reduced interest rates in certain currencies and lower borrowing rates due to the achievement of certain financial ratios. Partially offsetting the above was interest incurred on borrowings to finance acquisitions.

      Other expenses for the three months ended March 28, 1998, which include state and local taxes, foreign exchange, minority interests in consolidated subsidiaries, equity in net income of affiliates and other non-operating expenses, increased to $8.0 million from $5.5 million due to foreign exchange losses and increased minority interest expense.

      Net income for the first quarter of 1998 was $47.3 million, or $.69 per share, as compared to $41.9 million or $.62 per share in the prior year. The provision for income taxes in the current quarter was $30.7 million, or an effective tax rate of 39.4% as compared to $27.5 million, or an effective tax rate of 39.6% in the previous year. Diluted earnings per share increased in the first quarter of 1998 by 11.3% despite an increase in the weighted average number of shares outstanding of approximately .4 million shares.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's financial position remained strong during the first quarter of 1998. Net cash used by operating activities was $135 million for the quarter ended March 28, 1998 compared to a source of $44 million during the same period in 1997. Net income increased by 13%, from $42 million to $47 million, as a result of acquisitions and new business offset by the impact of foreign exchange and lower volumes in South America and on certain North American vehicles. In addition, depreciation and goodwill amortization charges were $55 million in 1998 and $44 million in 1997, with the increase primarily due to the acquisitions of Keiper Car Seating GmbH & Co. and certain of its subsidiaries and affiliates (collectively, "Keiper Seating"), Dunlop Cox and ITT
Automotive's Seat Sub-Systems Unit.

         The change in working capital resulted in a net use of $215 million and $37 million for the first quarter of 1998 and 1997, respectively. Working capital increased during the first quarter of 1998 due primarily to the timing of the Company's fiscal quarter end, with the quarter ending prior to significant regularly scheduled accounts receivable collections.

         Cash used in investing activities was $48 million in the first quarter of 1998 versus $36 million in the same period of 1997. Capital expenditures increased from $33 million in the first quarter of 1997 to $48 million in 1998 due to capital expenditures at acquired companies and new facility costs. The Company currently anticipates approximately $200 million in additional capital expenditures during the remainder of 1998.

         As of March 28, 1998, the Company had $781 million outstanding under its $1.8 billion multi-currency revolving credit facility (the "Credit Agreement") and $53 committed under outstanding letters of credit, resulting in approximately $1.0 billion unused and available. The Credit Agreement matures on September 30, 2001 and may be used for general corporate purposes.

         In addition to debt outstanding under the Credit Agreement, the Company had $465 million of debt outstanding as of March 28, 1998, including short-term borrowings, consisting primarily of $336 million of subordinated notes due between 2002 and 2006. As of March 28, 1998, the Company had $18 million of cash and cash equivalents. The Company's scheduled principal payments on long-term debt are $9, $17, $7, $785 and $139 million in the remainder of 1998, 1999, 2000, 2001 and 2002, respectively. The majority of the 2001 required principal repayments relate to the expiration of the Credit Agreement.

         The company believes that cash flows from operations and available credit facilities will be sufficient to meet its debt service obligations, projected capital expenditures and working capital requirements.

ACCOUNTING POLICIES

      During 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which changes the calculation of earnings per share to be more consistent with countries outside of the United States. The Company adopted this statement in its December 31, 1997 consolidated financial statements. The impact of adoption on the first quarter 1998 and 1997 financial statements is disclosed in Note 7 to its March 28, 1998 quarterly financial statements included herein.

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

                                LEAR CORPORATION

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits.
          27.1 Financial Data Schedule for the Quarter Ended March 28, 1998.

      (b) Reports on Form 8-K.
          No exhibits or reports on Form 8-K were filed during the quarter ended March 28, 1998.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


LEAR CORPORATION


Dated: May 11, 1998       By:  /s/  Donald J. Stebbins
                               -----------------------
                               Donald J. Stebbins
                               Senior Vice President and
                               Chief Financial Officer

                                LEAR CORPORATION
                                   FORM 10 -Q
                                  EXHIBIT INDEX
                      FOR THE QUARTER ENDED MARCH 28, 1998


EXHIBIT
NUMBER
-------
27.1         Financial Data Schedule for the Quarter Ended March 28, 1998.