Form 10-Q
period 1998-06-27
LEAR CORP /DE/
filed 1998-08-11
CIK 842162

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
 |X|               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended JUNE 27, 1998

                                       OR

 | |               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ________________ to ___________________.

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

                                 (248) 447-1500
              (Registrant's telephone number, including area code)

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

     Approximate number of shares of Common Stock, $0.01 par value per share, outstanding at July 31, 1998: 67,114,742

                                LEAR CORPORATION

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 27, 1998

                                      INDEX


Part I - Financial Information:                                        Page No.
-------------------------------                                        --------
     Item 1 - Consolidated Financial Statements

          Introduction to the Consolidated Financial Statements           3

          Consolidated Balance Sheets - June 27, 1998 and
             December 31, 1997                                            4

          Consolidated Statements of Income - Three and Six
             Month Periods ended June 27, 1998 and June 28, 1997          5

          Consolidated Statements of Cash Flows - Six Month
             Periods ended June 27, 1998 and June 28, 1997                6

          Notes to the Consolidated Financial Statements                  7

     Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations            11


Part II - Other Information:

     Item 4 - Submission of Matters to a Vote of Security Holders.       16

     Item 6 - Exhibits and Reports on Form 8-K                           17

Signatures                                                               18

Exhibit Index                                                            19

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

                        LEAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                                     June 27,         Dec. 31,
                                                                                       1998             1997
                                                                                     --------         ---------
                                                                                   (Unaudited)

 ASSETS

 CURRENT ASSETS:
   Cash and cash equivalents                                                        $    28.2         $    12.9
   Accounts receivable, net                                                           1,370.2           1,065.8
   Inventories                                                                          263.0             231.4
   Recoverable customer engineering and tooling                                         198.8             152.6
   Other                                                                                169.3             152.2
                                                                                    ---------         ---------
                                                                                      2,029.5           1,614.9
                                                                                    ---------         ---------
 LONG-TERM ASSETS:
   Property, plant and equipment, net                                                 1,017.7             939.1
   Goodwill, net                                                                      1,789.5           1,692.3
   Other                                                                                279.2             212.8
                                                                                    ---------         ---------
                                                                                      3,086.4           2,844.2
                                                                                    ---------         ---------
                                                                                    $ 5,115.9         $ 4,459.1
                                                                                    =========         =========
 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Short-term borrowings                                                            $    52.2         $    37.9
   Accounts payable                                                                   1,364.3           1,186.5
   Accrued liabilities                                                                  752.8             620.5
   Current portion of long-term debt                                                     13.0               9.1
                                                                                    ---------         ---------
                                                                                      2,182.3           1,854.0
                                                                                    ---------         ---------
 LONG-TERM LIABILITIES:
   Deferred national income taxes                                                        60.3              61.7
   Long-term debt                                                                     1,277.8           1,063.1
   Other                                                                                277.3             273.3
                                                                                    ---------         ---------
                                                                                      1,615.4           1,398.1
                                                                                    ---------         ---------
 STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 150,000,000 authorized;
     67,106,362 issued at June 27, 1998 and
     66,872,188 issued at December 31, 1997                                                .7                .7
   Additional paid-in capital                                                           854.8             851.9
   Notes receivable from sale of common stock                                             (.1)              (.1)
   Less- Common stock held in treasury, 10,230 shares at cost                             (.1)              (.1)
   Retained earnings                                                                    514.3             401.3
   Minimum pension liability adjustment                                                   (.5)              (.5)
   Cumulative translation adjustment                                                    (50.9)            (46.2)
                                                                                    ---------         ---------
                                                                                      1,318.2           1,207.0
                                                                                    ---------         ---------
                                                                                    $ 5,115.9         $ 4,459.1
                                                                                    =========         =========

      The accompanying notes are an integral part of these balance sheets.

                        LEAR CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (UNAUDITED, IN MILLIONS, EXCEPT PER SHARE DATA)

                                                           Three Months Ended                  Six Months Ended
                                                           ------------------                  ----------------
                                                       June 27,          June 28,        June 27,         June 28,
                                                         1998              1997            1998             1997
                                                         ----              ----            ----             ----
Net sales                                             $  2,175.0       $  1,839.3       $  4,207.1      $  3,563.3

Cost of sales                                            1,943.4          1,625.8          3,775.3         3,171.9

Selling, general and administrative expenses                80.5             67.2            158.5           133.3

Amortization of goodwill                                    11.5              9.7             23.0            19.4
                                                      ----------       ----------       ----------      ----------

   Operating income                                        139.6            136.6            250.3           238.7

Interest expense                                            25.5             26.7             50.2            53.9

Other expense, net                                           5.5              7.3             13.5            12.8
                                                      ----------       ----------       ----------      ----------

Income before provision for
   national income taxes                                   108.6            102.6            186.6           172.0

Provision for national income taxes                         42.9             41.5             73.6            69.0
                                                      ----------       ----------       ----------      ----------

Net income                                            $     65.7       $     61.1       $    113.0      $    103.0
                                                      ==========       ==========       ==========      ==========

Basic net income per share                            $      .98       $      .92       $     1.69      $     1.56
                                                      ==========       ==========       ==========      ==========

Diluted net income per share                          $      .96       $      .90       $     1.65      $     1.51
                                                      ==========       ==========       ==========      ==========



       The accompanying notes are an integral part of these statements.

                        LEAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                                                                   Six Months Ended
                                                                                                   ----------------
                                                                                            June 27, 1998     June 28, 1997
                                                                                            -------------     -------------
                                                                                                      (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                   $  113.0           $   103.0
Adjustments to reconcile net income to net cash provided
by operating activities:
    Depreciation and amortization                                                               106.5                89.0
    Other, net                                                                                  (67.3)              (20.1)
    Change in working capital items, net                                                       (128.3)              (48.4)
                                                                                             --------           ---------

        Net cash provided by operating activities                                                23.9               123.5
                                                                                             --------           ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment                                                     (125.1)              (75.1)
Acquisitions, net                                                                              (101.1)              (59.1)
Other, net                                                                                          -                 1.4
                                                                                             --------           ---------

        Net cash used in investing activities                                                  (226.2)             (132.8)
                                                                                             --------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in long-term debt, net                                                                   191.8               (56.2)
Increase in cash overdrafts                                                                      10.1                38.7
Short-term borrowings, net                                                                       13.7                10.8
Other, net                                                                                        2.9                 3.5
                                                                                             --------           ---------

        Net cash provided by (used in) financing activities                                     218.5                (3.2)
                                                                                             --------           ---------

Effect of foreign currency translation                                                           (0.9)                3.0
                                                                                             --------           ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                          15.3                (9.5)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                 12.9                26.0
                                                                                             --------           ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $   28.2           $    16.5
                                                                                             ========           =========

CHANGES IN WORKING CAPITAL, NET OF IMPACT OF ACQUISITIONS:
Accounts receivable                                                                          $ (225.4)          $  (234.1)
Inventories                                                                                     (16.6)                5.2
Accounts payable                                                                                 83.3                89.5
Accrued liabilities and other                                                                    30.4                91.0
                                                                                             --------           ---------

                                                                                             $( 128.3)          $   (48.4)
                                                                                             ========           =========

SUPPLEMENTARY DISCLOSURE:
Cash paid for interest                                                                       $   49.5           $    53.2
                                                                                             ========           =========
Cash paid for income taxes                                                                   $   41.2           $    41.7
                                                                                             ========           =========


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

(2)  1998 ACQUISITIONS

Delphi Automotive Systems

     In February, 1998, the Company signed an agreement to negotiate exclusively to acquire the seating business of Delphi Automotive Systems ("Delphi Seating"), a division of General Motors Corporation. Delphi Seating is a leading supplier of seat systems to General Motors. The acquisition is expected to close in the third quarter of 1998. However, there can be no assurance that the acquisition will be consummated.

Chapman

     In May, 1998, the Company acquired the A.W. Chapman Ltd. and A.W. Chapman Belgium NV subsidiaries ("Chapman") of the Rodd Group Limited. Chapman produces seat tracks, mechanisms and seat height adjusters at plants in Bicester and Shepperton in the U.K. and in Houthalen, Belgium.

Gruppo Pianfei S.r.L.

     In May, 1998, the Company acquired Gruppo Pianfei S.r.L. ("Pianfei"). Pianfei produces door panels, headliners and plastic interior components at six facilities located throughout Italy.

Strapazzini Resine S.r.L.

     In May, 1998, the Company acquired Strapazzini Resine S.r.L.
("Strapazzini"). Strapazzini produces instrument panels, door panels, sunshades, consoles, and pillar trim at two facilities located in Italy.

                        LEAR CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(3)  INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined principally using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories are comprised of the following (in millions):


                                                             June 27,               Dec. 31,
                                                               1998                   1997
                                                               ----                   ----
       Raw materials                                        $   181.1               $ 165.7
       Work-in-process                                           24.8                  22.5
       Finished goods                                            57.1                  43.2
                                                            ---------               -------
                                                            $   263.0               $ 231.4
                                                            =========               =======

(4)   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Depreciable property is depreciated over the estimated useful lives of the assets, using principally the straight-line method. A summary of property, plant and equipment is shown below (in millions):

                                                             June 27,              Dec. 31,
                                                               1998                  1997
                                                               ----                  ----
       Land                                                 $    64.5              $   60.5
       Buildings and improvements                               371.1                 345.9
       Machinery and equipment                                1,099.9                 974.2
                                                            ---------              --------

       Total property, plant and equipment                    1,535.5               1,380.6
       Less accumulated depreciation                           (517.8)               (441.5)
                                                            ---------              --------

       Property, plant and equipment, net                   $ 1,017.7              $  939.1
                                                            =========              ========


                        LEAR CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(5)  LONG-TERM DEBT

     Long term debt is comprised of the following (in millions):


                                                         June 27,                Dec. 31,
                                                           1998                    1997
                                                           ----                    ----
             Credit agreement                           $   775.6               $   647.7
             Other                                          179.2                    88.5
                                                        ---------               ---------
                                                            954.8                   736.2
             Less- Current portion                          (13.0)                   (9.1)
                                                        ---------               ---------
                                                            941.8                   727.1
                                                        ---------               ---------

               9 1/2% Subordinated Notes                    200.0                   200.0
               8 1/4% Subordinated Notes                    136.0                   136.0
                                                        ---------               ---------
                                                            336.0                   336.0
                                                        ---------               ---------
                                                        $ 1,277.8               $ 1,063.1
                                                        =========               =========

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


                                                  Three Months Ended                    Six Months Ended
                                                  ------------------                    ----------------
                                               June 27,         June 28,          June 27,          June 28,
                                                 1998             1997             1998               1997
                                                 ----             ----             ----               ----
           Weighted Average shares
             outstanding                      67,089,593       66,073,255        67,028,822        65,925,861
           Dilutive effect of stock
             options                           1,359,323        1,997,018         1,419,690         2,133,419
                                              ----------       ----------        ----------        ----------
           Diluted shares outstanding         68,448,916       68,070,273        68,448,512        68,059,280
                                              ==========       ==========        ==========        ==========

Comprehensive Income

     In the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income. Comprehensive income is defined as all changes in a Company's net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded to equity would be a part of comprehensive income.
Comprehensive income for the periods is as follows (in millions):


                                                      Three Months Ended            Six Months Ended
                                                    June 27,       June 28,        June 27,        June 28,
                                                      1998           1997            1998            1997
                                                      ----           ----            ----            ----
Net income                                           $ 65.7         $ 61.1         $ 113.0         $ 103.0
                                                     ------         ------         -------         -------
Other comprehensive income

Foreign currency translation adjustment                 7.0           (0.9)           (4.7)          (27.0)
Minimum pension liability adjustment                     -              -               -               -
                                                     ------         ------         -------         -------
Other comprehensive income                              7.0           (0.9)           (4.7)          (27.0)
                                                     ------         ------         -------         -------
Comprehensive income                                 $ 72.7         $ 60.2         $ 108.3         $  76.0
                                                     ======         ======         =======         =======

Reclassification

     Certain items in prior year's quarterly financial statements have been reclassified to conform with the presentation used in the quarter ended June 27, 1998.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 27, 1998 VS. THREE MONTHS ENDED JUNE 28, 1997.

     Net sales increased by 18.2% to $2.2 billion in the second quarter of 1998 as compared to $1.8 billion in the second quarter of 1997. Net sales for the quarter ended June 27, 1998 benefited from acquisitions, which collectively accounted for $253.6 million of the increase and new business introduced in North America and Europe. Partially offsetting the increase in sales were unfavorable exchange rate fluctuations in Europe, North America and South America and reduced market demand on certain mature programs. As a result of Lear's global presence, the Company anticipates that foreign exchange fluctuations will continue to impact net sales. Although sales were impacted by the General Motors work stoppage in the second quarter of 1998, the overall impact in comparison to 1997 was minimal due to General Motors and Chrysler work stoppages in the second quarter of 1997.

     Net sales in the United States and Canada of $1.3 billion in the second quarter of 1998 exceeded the comparable period in the prior year by $102.1 million, or 8.6%. Net sales in the current quarter benefited from new truck and passenger car programs introduced by domestic automotive manufacturers and $39.6 million in revenues from acquisitions. Partially offsetting the increase in net sales was a downturn in industry build schedules on mature programs. The 1998 General Motors work stoppages impacted revenues by approximately $70.0 million in the second quarter of 1998.

     Net sales in Europe of $.7 billion increased by $178.1 million, or 36.8%, in the second quarter of 1998 as compared to the second quarter of 1997. Net sales in the quarter ended June 27, 1998 benefited from $185.8 million in revenues from acquisitions and new passenger car programs. Partially offsetting the increases in net sales were unfavorable exchange rate fluctuations in Italy, Germany and Sweden.

     Net sales of $216.8 million in the Company's remaining geographic regions, consisting of Mexico, South America, the Asia/Pacific Rim region and South Africa, increased by $55.5 million as compared to the second quarter of 1997. Net sales in the second quarter of 1998 benefited from the contribution of $28.5 million in sales from recent acquisitions and incremental volume on existing Chrysler truck programs in Mexico.

     Gross profit and gross margin were $231.6 million and 10.6% for the second quarter of 1998 as compared to $213.5 million and 11.6% for the second quarter of 1997. Gross profit in 1998 reflects the contribution of recent acquisitions and the overall growth in new and established programs. Gross margin in the second quarter of 1998 declined in relation to prior year due to a shift in product mix in the United States and Canada and to new program and facility costs in Europe, the Asia/Pacific Rim region, the United States and South America.

     Selling, general and administrative expenses, including research and development, as a percentage of net sales, remained unchanged at 3.7% in the second quarter of 1998 as compared to the same period in the prior year. Actual expenditures in the current quarter increased in comparison to the prior year period due to the integration of engineering and administrative expenses incurred as a result of acquisitions and research, development and administrative expenses required to support existing and potential new business opportunities.

     For the quarter ended June 27, 1998, interest expense decreased by $1.2 million to $25.5 million as compared to the prior year due to debt reduction from cash generation, savings due to the redemption of the Company's 11 1/4% Senior Subordinated Notes and lower borrowing rates under the Company's multi-currency revolving credit facility (the "Credit Agreement") due to the achievement of certain financial ratios. Partially offsetting the above was interest incurred on borrowings to finance acquisitions.

     Other expenses for the second quarter of 1998, which include state and local taxes, foreign exchange, minority interests in consolidated subsidiaries, equity in net income of affiliates and other non-operating expenses, decreased $1.8 million to $5.5 million due primarily to reduced state and local taxes.

     Net income for the second quarter of 1998 was $65.7 million, or $.96 per share, as compared to $61.1 million, or $.90 per share in the previous year. Earnings per share for the second quarter of 1998 were adversely affected by approximately $.14 per share due to the General Motors work stoppage. The provision for income taxes in the current quarter was $42.9 million, or an effective tax rate of 39.5% as compared to $41.5 million, or an effective tax rate of 40.4% in the prior year.

SIX MONTHS ENDED JUNE 27, 1998 VS. SIX MONTHS ENDED JUNE 28, 1997.

     Net sales of $4.2 billion for the first six months of 1998 increased by $643.8 million or 18.1%, as compared to the first six months of 1997.
Sales as compared to the prior year benefited from acquisitions, which accounted for $519.4 million of the increase, and new business introduced globally within the past twelve months. Partially offsetting the increase in sales were unfavorable exchange rate fluctuations in Europe and North America and a modest downturn on certain existing programs.

     Gross profit and gross margin were $431.8 million and 10.3% for the first half of 1998 as compared to $391.4 million and 11.0% a year earlier. Gross profit for the current six months reflects the contribution of acquisitions coupled with the benefits derived from the overall growth in sales. Partially offsetting the increase in gross profit was the impact of new program and facility costs in Europe, South America and the Asia/Pacific Rim region.

     Selling, general and administrative expenses, including research and development, for the six month period ended June 27, 1998, increased as a percentage of net sales to 3.8% from 3.7% in the prior year. Actual expenditures increased in comparison to the prior year period due to the inclusion of operating expenses of acquired businesses and increased engineering and administrative expenses required to support the expansion of existing domestic and international business.

     For the six months ended June 27, 1998, interest expense decreased by $3.7 million to $50.2 million over the comparable period in 1997 largely as a result of debt reduction from cash generation, savings due to the redemption of the Company's 11 1/4% Senior Subordinated Notes and lower borrowing rates under the Credit Agreement due to the achievement of certain financial ratios. Partially offsetting the above was interest incurred on borrowings to finance acquisitions.

     Other expenses for the first half of 1998, which include state and local taxes, foreign exchange, minority interests in consolidated subsidiaries, equity in net income of affiliates and other non-operating expenses, increased to $13.5 million from $12.8 million for the first half of 1997, primarily due to foreign exchange losses and increased minority interest expense partially offset by reduced state and local taxes.

     Net income for the first six months of 1998 was $113.0 million, or $1.65 per share, as compared to $103.0 million, or $1.51 per share, for the first six months of 1997. Earnings per share in the current six month period increased by 9.3% over the same period in 1997 despite an increase in the weighted average number of shares outstanding of approximately four hundred thousand shares. Earnings per share for the first six months of 1998 were adversely affected by approximately $.14 per share due to the General Motors work stoppage. The provision for income taxes in the current period was $73.6 million, or an effective tax rate of 39.4%, as compared to $69.0 million, or an effective tax rate of 40.1%, in the previous year period.

LIQUIDITY AND FINANCIAL CONDITION

     The Company's financial position remained strong during the first half of 1998 despite the General Motors work stoppages and the additional debt incurred to finance acquisitions. Net cash provided by operating activities was $24 million during the first six months of 1998 as compared to $124 million for the same period in 1997. Net income included non-cash depreciation and goodwill amortization charges of $107 million in 1998 and $89 million in 1997, with the increase primarily due to the acquisitions of Keiper Car Seating GmbH & Co. and certain of its subsidiaries and affiliates (collectively, "Keiper Seating"), Dunlop Cox Limited ("Dunlop Cox"), ITT Automotive's Seat Sub-Systems Unit and Chapman.

     The change in working capital resulted in a use of $128 million and $48 million for the six months ended June 27, 1998 and June 28, 1997, respectively. The use of working capital resulted primarily from an increase in reimbursable customer tooling on new programs and timing on the collection of receivables at quarter end.

     Net cash used in investing activities increased to $226 million in the first six months of 1998 versus $133 million in the first six months of 1997. The 1998 Chapman, Pianfei and Strapazzini acquisitions resulted in a net use of funds of $101 million, while the 1997 Dunlop Cox and Empetek acquisitions resulted in an aggregate net use of $59 million. Capital expenditures for the six months ended June 27, 1998 increased to $125 million from $75 million for the same period in 1997 primarily due to capital expenditures at acquired companies and to support future programs. The Company currently anticipates approximately $175 million in additional capital expenditures for the remaining six months of 1998.

     On May 26, 1998 the Company entered into an amendment to its Credit Agreement which, among other things, increased total borrowing availability from $1.8 billion to $2.1 billion and eliminated the pledge of subsidiary stock which secured the facility. As of June 28, 1998, the Company had $776 million outstanding under the Credit Agreement and $53 million committed under outstanding letters of credit, resulting in approximately $1.3 billion unused and available credit. The Credit Agreement matures on September 30, 2001 and may be used for general corporate purposes.

     In addition to debt outstanding under the Credit Agreement, the Company had $515 million of long-term debt outstanding as of June 28, 1998, consisting primarily of $336 million of subordinated notes due between 2002 and 2006.

     The Company believes that cash flows from operations and available credit facilities will be sufficient to meet its debt service obligations, projected capital expenditures and working capital requirements.

ACCOUNTING POLICIES

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Statement 133 is effective for fiscal years beginning after June 15, 1999. The Company anticipates adopting this standard in 1998 and does not anticipate a material impact on the Company's financial position or results of operations when adopted.

Segment Information

     On June 30, 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which requires disclosures for each segment that are similar to those required under current standards with the addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. It requires limited segment data on a quarterly basis. It also requires geographic data by country. This statement must be adopted by the Company in its December 31, 1998 consolidated financial statements.

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

FORWARD LOOKING STATEMENTS

     This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that any forward-looking statements, including statements regarding the intent, belief, or current expectations of the Company or its management, are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to, (i) general economic conditions in the markets in which the Company operates, (ii) fluctuations in worldwide or regional automobile and light truck production,
(iii) labor disputes involving the Company or its significant customers, (iv) changes in practices and/or policies of the Company's significant customers towards outsourcing automotive components and systems, and (v) fluctuations in currency exchange rates and (vi) other risks detailed from time to time in the Company's Securities and Exchange Commission filings. The Company does not intend to update these forward-looking statements.

                                LEAR CORPORATION

PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The annual Meeting of Stockholders of Lear Corporation was held on May 14, 1998. At the meeting, the following matters were submitted to a vote of the stockholders of Lear Corporation. Pursuant to the rules of the New York Stock Exchange, there were no broker non-votes in any of the matters described below.

               (1) The election of three directors to hold office until the 2001 Annual Meeting of Stockholders. The vote with respect to each nominee was as follows:

                     Nominee               For              Withheld
                     -------               ---              --------
                     Larry W. McCurdy      53,853,801       2,836,739
                     Roy E. Parrott        53,849,215       2,841,325
                     Kenneth L. Way        53,848,881       2,841,659


               (2) The appointment of the firm of Arthur Andersen LLP as independent auditors of Lear Corporation for the year ending December 31, 1998.

                     For                   Against          Abstain
                     ---                   -------          -------
                     56,613,918            61,663           14,959

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.
        10.1 Second Amendment and Release, dated as of May 26, 1998, to the Amended and Restated Credit and Guarantee Agreement, filed herewith.
        27.1    Financial Data Schedule for the Quarter Ended June 27, 1998.

    (b) Reports on Form 8-K.
        No exhibits or reports on Form 8-K were filed during the quarter ended June, 27, 1998.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.




LEAR CORPORATION


Dated: August 11, 1998            By:  /s/  Donald J. Stebbins
                                       ---------------------------------
                                       Donald J. Stebbins
                                       Senior Vice President, and
                                       Chief Financial Officer

                                LEAR CORPORATION
                                  FORM 10-Q
                                  EXHIBIT INDEX
                       FOR THE QUARTER ENDED JUNE 27, 1998


EXHIBIT
NUMBER

10.1 Second Amendment and Release, dated as of May 26, 1998, to the Amended and Restated Credit and Guarantee Agreement, filed herewith.
27.1         Financial Data Schedule for the Quarter Ended June 27, 1998.