Form 10-Q
period 1998-09-26
LEAR CORP /DE/
filed 1998-11-10
CIK 842162

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 26, 1998

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                       .
                                ----------------------  -----------------------

COMMISSION FILE NUMBER:  1-11311

                                LEAR CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                        DELAWARE                                                            13-3386776
(State or other jurisdiction of incorporation or organization)                 (I.R.S. Employer Identification No.)


  21557 TELEGRAPH ROAD, SOUTHFIELD, MI                               48086-5008
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

         Number of shares of Common Stock, $0.01 par value per share, outstanding as of October 31, 1998: 66,681,084

                                LEAR CORPORATION

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 26, 1998

                                      INDEX
                                      -----


Part I - Financial Information:                                                                       Page No.
-------------------------------                                                                       --------
       Item 1 - Consolidated Financial Statements
              Introduction to the Consolidated Financial Statements                                        3
              Consolidated Balance Sheets - September 26, 1998 and
                       December 31, 1997                                                                   4
              Consolidated Statements of Income - Three and Nine  Month Periods
                       ended September 26, 1998 and September 27, 1997                                     5
              Consolidated Statements of Cash Flows - Nine Month Periods
                       ended September 26, 1998 and September 27, 1997                                     6
              Notes to the Consolidated Financial Statements                                               7
       Item 2 - Management's Discussion and Analysis of
                       Financial Condition and Results of Operations                                      12


Part II - Other Information:
----------------------------
        Item 6 - Exhibits and Reports on Form 8-K                                                         18


Signatures                                                                                                19
----------


                                LEAR CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

INTRODUCTION TO THE CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------

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

                        LEAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                                   September 26,  December 31,
                                                                                      1998             1997
                                                                                      ----             ----
                                                                                   (Unaudited)
 ASSETS
 ------

 CURRENT ASSETS:
  Cash and cash equivalents                                                         $   32.7         $   12.9
  Accounts receivable, net                                                           1,299.2          1,065.8
  Inventories                                                                          332.7            231.4
  Recoverable customer engineering and tooling                                         227.3            152.6
  Other                                                                                173.6            152.2
                                                                                    --------         --------
                                                                                     2,065.5          1,614.9
                                                                                    --------         --------
 LONG-TERM ASSETS:
  Property, plant and equipment, net                                                 1,132.1            939.1
  Goodwill, net                                                                      2,002.0          1,692.3
  Other                                                                                279.7            212.8
                                                                                    --------         --------
                                                                                     3,413.8          2,844.2
                                                                                    ---------        --------
                                                                                    $5,479.3         $4,459.1
                                                                                    ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

 CURRENT LIABILITIES:
   Short-term borrowings                                                            $   45.9         $   37.9
   Accounts payable                                                                  1,473.7          1,186.5
   Accrued liabilities                                                                 767.2            620.5
   Current portion of long-term debt                                                    10.8              9.1
                                                                                    --------         --------
                                                                                     2,297.6          1,854.0
                                                                                    --------         --------
 LONG-TERM LIABILITIES:
   Deferred national income taxes                                                       71.1             61.7
   Long-term debt                                                                    1,466.3          1,063.1
   Other                                                                               334.7            273.3
                                                                                    --------         --------
                                                                                     1,872.1          1,398.1
                                                                                    --------         --------
 STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 150,000,000 authorized;
    67,190,489 issued at September 26, 1998 and
    66,872,188 issued at December 31, 1997                                                .7               .7
  Additional paid-in capital                                                           855.2            851.9
  Notes receivable from sale of common stock                                             (.1)             (.1)
  Less- Common stock held in treasury at cost                                          (18.3)             (.1)
    510,230 shares at September 26, 1998 and
    10,230 shares at December 31, 1997
  Retained earnings                                                                    535.9            401.3
  Minimum pension liability adjustment                                                   (.5)             (.5)
  Cumulative translation adjustment                                                    (63.3)           (46.2)
                                                                                    --------         --------
                                                                                     1,309.6          1,207.0
                                                                                    --------         --------
                                                                                    $5,479.3         $4,459.1
                                                                                    ========         ========

      The accompanying notes are an integral part of these balance sheets.

                        LEAR CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (UNAUDITED, IN MILLIONS, EXCEPT PER SHARE DATA)

                                                           Three Months Ended                 Nine Months Ended
                                                           ------------------                 -----------------
                                                     September 26,    September 27,     September 26,     September 27,
                                                         1998              1997              1998             1997
                                                         ----              ----              ----             ----
Net sales                                               $1,946.5         $1,635.9         $6,153.6        $5,199.2

Cost of sales                                            1,784.5          1,460.6          5,559.8         4,632.5

Selling, general and  administrative expenses               80.1             71.2            238.6           204.5

Amortization of goodwill                                    12.8             10.3             35.8            29.7
                                                        ---------        ---------        ---------       ---------

   Operating income                                         69.1             93.8            319.4           332.5

Interest expense                                            29.0             22.7             79.2            76.6

Other expense, net                                           4.5              8.6             18.0            21.4
                                                        ---------        ---------        ---------       ---------

Income before provision for national income
   taxes and extraordinary item                             35.6             62.5            222.2           234.5

Provision for national income taxes                         14.0             25.9             87.6            94.9
                                                        ---------        ---------        ---------       ---------

Net income before extraordinary item                        21.6             36.6            134.6           139.6

Extraordinary loss on early extinguishment of debt             -             (1.0)               -            (1.0)
                                                        ---------        ---------        ---------       ---------


Net income                                              $   21.6         $   35.6         $  134.6        $  138.6
                                                        =========        =========        =========       =========

Basic net income per share:
  Income before extraordinary item                      $     .32        $     .55        $    2.01       $    2.11
  Extraordinary loss                                            -             (.01)               -            (.01)
                                                        ---------        ---------        ---------       ---------

Basic net income per share                              $     .32        $     .54        $    2.01       $    2.10
                                                        =========        =========        =========       =========

Diluted net income per share:
  Income before extraordinary item                      $     .32        $     .53        $    1.97       $    2.04
  Extraordinary loss                                            -             (.01)               -            (.01)
                                                        ---------        ---------        ---------       ---------
Diluted net income per share                            $     .32        $     .52        $    1.97       $    2.03
                                                        =========        =========        =========       =========








        The accompanying notes are an integral part of these statements.

                        LEAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN MILLIONS)

                                                                                                   Nine Months Ended
                                                                                                   -----------------
                                                                                           September 26,       September 27,
                                                                                               1998                1997
                                                                                               ----                ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                                   $134.6             $138.6
 Adjustments to reconcile net income to net cash provided
 by operating activities:
    Depreciation and amortization                                                              163.7              133.0
    Extraordinary loss                                                                            -                 1.0
    Other, net                                                                                 (55.0)             (10.9)
    Change in working capital items, net                                                       (46.6)             (40.7)
                                                                                             -------             ------

        Net cash provided by operating activities                                              196.7              221.0
                                                                                             -------             ------

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant and equipment                                                   (236.9)            (113.1)
 Acquisitions, net of cash acquired                                                           (307.5)            (348.1)
 Other, net                                                                                      1.8                1.4
                                                                                             -------            -------

        Net cash used in investing activities                                                 (542.6)            (459.8)
                                                                                             -------            -------

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Change in long-term debt, net                                                                 398.2              180.4
 Change in cash overdrafts, net                                                                 (2.4)              36.6
 Short-term borrowings, net                                                                      7.7                4.8
 Proceeds from sale of common stock                                                              3.3                1.4
 Purchase of treasury stock                                                                    (18.2)                 -
 Other, net                                                                                        -               (3.9)
                                                                                             -------             ------

        Net cash provided by financing activities                                              388.6              219.3
                                                                                             -------             ------

 Effect of foreign currency translation                                                        (22.9)               2.4
                                                                                             -------             ------

 NET CHANGE IN CASH AND CASH EQUIVALENTS                                                        19.8              (17.1)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               12.9               26.0
                                                                                             -------             ------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $  32.7             $  8.9
                                                                                             =======             ======

 CHANGES IN WORKING CAPITAL, NET OF IMPACT OF ACQUISITIONS:
 Accounts receivable                                                                         $(160.4)           $(106.6)
 Inventories                                                                                   (52.5)               1.8
 Accounts payable                                                                              210.6               17.0
 Accrued liabilities and other                                                                 (44.3)              47.1
                                                                                             -------            -------
                                                                                             $ (46.6)           $ (40.7)
                                                                                             =======            =======

 SUPPLEMENTARY DISCLOSURE:
 Cash paid for interest                                                                      $  86.8            $  88.2
                                                                                             =======            =======
 Cash paid for income taxes                                                                  $  73.1            $  78.6
                                                                                             =======            =======

        The accompanying notes are an integral part of these statements.

                        LEAR CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Lear Corporation, a Delaware corporation, and its wholly-owned and majority-owned subsidiaries. Investments in less than majority-owned businesses are generally accounted for under the equity method. Certain items in prior year's quarterly financial statements have been reclassified to conform with the presentation used in the quarter ended September 26, 1998.

(2) ACQUISITIONS

Delphi Seating
--------------

         In September, 1998, the Company purchased the seating business of Delphi Automotive Systems, a division of General Motors Corporation ("Delphi Seating"), for approximately $250 million. Delphi Seating is a leading supplier of seat systems to General Motors with 16 locations in 10 countries.

         The Delphi Seating acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed in the acquisition have been reflected in the accompanying consolidated balance sheets and the operating results of Delphi Seating have been included in the consolidated financial statements since the date of acquisition.

         The following pro forma financial data is presented to illustrate the estimated effects of the Delphi Seating acquisition, as if the transaction had occurred as of January 1, 1997.
(Unaudited; in millions, except per share data):

                                                           Three Months Ended                      Nine Months Ended
                                                           ------------------                      -----------------

                                                     September 26,     September 27,    September 26,     September 27,
                                                         1998             1997             1998               1997
                                                         ----             ----             ----               ----
Net sales                                             $2,113.7          $1,889.3         $6,822.6          $5,959.5
Net income before extraordinary item                      17.1              27.2            116.9             111.0
Net income                                                17.1              26.2            116.9             110.0
Diluted net income per common share
  before extraordinary item                                0.25              0.39             1.71              1.62
Diluted net income per common share                        0.25              0.38             1.71              1.61

         The pro forma information above does not purport to be indicative of the results that actually would have been achieved if the operations were combined during the periods presented, and is not intended to be a projection of future results or trends.

                        LEAR CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



Chapman

         In May, 1998, the Company acquired the A.W Chapman Ltd. and A.W. Chapman Belgium NV subsidiaries ("Chapman") of the Rodd Group Limited. Chapman produces seat tracks, mechanisms and seat height adjusters at plants in Bicester and Shepperton in the U.K. and in Houthhalen, Belgium.

Pianfei

         In May, 1998, the Company acquired Gruppo Pianfei S.r.L. ("Pianfei"). Pianfei produces door panels, headliners and plastic interior components at six facilities located throughout Italy.

Strapazzini

         In May, 1998, the Company acquired Strapazzini Resine S.r.L. ("Strapazzini"). Strapazzini produces instrument panels, door panels, sunshades, consoles and pillar trim at two facilities located in Italy.

(3)  INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined principally using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories are comprised of the following (in millions):


                                         September 26,          December 31,
                                             1998                  1997
                                             ----                  ----

         Raw materials                      $240.6                $165.7
         Work-in-process                      28.5                  22.5
         Finished goods                       63.6                  43.2
                                            ------                ------

                                            $332.7                $231.4
                                            ======                ======

                        LEAR CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



(4)  PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is stated at cost. Depreciable property is depreciated over the estimated useful lives of the assets, using principally the straight-line method. A summary of property, plant and equipment is shown below (in millions):

                                                                   September 26,        December 31,
                                                                       1998                 1997
                                                                       ----                 ----
            Land                                                   $   66.5             $   60.5
            Buildings and improvements                                397.1                345.9
            Machinery and equipment                                 1,218.7                974.2
                                                                   --------             --------

            Total property, plant and equipment                     1,682.3              1,380.6
            Less accumulated depreciation                            (550.2)              (441.5)
                                                                   --------             --------

            Net property, plant and equipment                      $1,132.1             $  939.1
                                                                   ========             ========

(5)  LONG-TERM DEBT

       Long-term debt is comprised of the following (in millions):

                                                                   September 26,        December 31,
                                                                      1998                  1997
                                                                      ----                  ----

       Credit agreement                                           $  963.8              $  647.7
       Other                                                         177.3                  88.5
                                                                  --------              --------
                                                                   1,141.1                 736.2
       Less- Current portion                                         (10.8)                 (9.1)
                                                                  --------              --------
                                                                   1,130.3                 727.1
        9 1/2% Subordinated Notes                                    200.0                 200.0
        8 1/4% Subordinated Notes                                    136.0                 136.0
                                                                  --------              --------
                                                                  $1,466.3              $1,063.1
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

                                                                  Three Months Ended                       Nine Months Ended
                                                                  ------------------                       -----------------
                                                          September 26,       September 27,       September 26,        September 27,
                                                              1998                1997                 1998                 1997
                                                              ----                ----                 ----                 ----
 Weighted average shares outstanding                      67,066,641          66,505,443           67,041,616           66,121,201
 Dilutive effect of stock options                          1,094,591           1,876,065            1,222,966            2,048,858
                                                          ----------          ----------           ----------           ----------
 Diluted shares outstanding                               68,161,232          68,381,508           68,264,582           68,170,059
                                                          ==========          ==========           ==========           ==========

                       LEAR CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

                                                         Three Months Ended                   Nine Months Ended
                                                         ------------------                   -----------------
                                                  September 26,      September 27,     September 26,     September 27,
                                                      1998              1997              1998              1997
                                                      ----              ----              ----              ----
Net income                                            21.6              35.6              134.6             138.6
Other comprehensive income:

  Foreign currency translation adjustment            (12.4)            (18.1)             (17.1)            (45.1)
  Minimum pension liability adjustment                   -                 -                  -                 -
Other comprehensive income                           (12.4)            (18.1)             (17.1)            (45.1)
                                                     -----             -----              -----             -----
Comprehensive income                                   9.2              17.5              117.5              93.5
                                                     =====             =====              =====             =====

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 26, 1998 VS. THREE MONTHS ENDED SEPTEMBER 27, 1997.

      Net sales increased by 19.0% to $1.9 billion in the third quarter of 1998 as compared to $1.6 billion in the third quarter of 1997. Net sales for the quarter ended September 26, 1998 benefited from acquisitions, which collectively accounted for $323 million of the increase and new business introduced in North America and Europe. Partially offsetting the increase in sales were reduced market demand on certain mature programs and the adverse impact of the General Motors work stoppage in North America.

      Net sales in the United States and Canada of $1.1 billion in the third quarter of 1998 exceeded the comparable period in the prior year by $69 million, or 6.7%. Net sales in the current quarter benefited from new truck and passenger car programs introduced by domestic automotive manufacturers and $119 million from acquisitions. The General Motors work stoppage adversely impacted net sales by approximately $100 million in the third quarter of 1998. Also offsetting the increase in net sales were reduced volumes on mature programs.

      Net sales in Europe of $.6 billion in the third quarter of 1998 exceeded the comparable period in the prior year by $228 million, or 55.9%. Net sales in the current quarter benefited by $185 million from acquisitions. The remaining increase in net sales was the result of new passenger car programs, partially offset by reduced volumes on certain mature programs and foreign exchange fluctuations.

      Net sales of $.2 billion in the remaining geographic regions in which the Company operates, consisting of Mexico, South America, the Asia/Pacific Rim region and South Africa, increased by $13 million, or 6.9%, as compared to the third quarter of 1997 primarily due to acquisitions.

      Gross profit and gross margin were $162 million and 8.3% for the third quarter of 1998 as compared to $175 million and 10.7% for the third quarter of 1997. Gross profit and gross margin in the third quarter of 1998 declined in relation to prior year due to the impact of the General Motors work stoppage and business expansion costs in many of the regions of the world. Partially offsetting the decrease in gross profit was the contribution of acquisitions.

      Selling, general and administrative expenses, including research and development, decreased as a percentage of net sales to 4.1% in the third quarter of 1998 as compared to 4.4% in the prior period. The increase in actual expenditures was due to the integration of engineering and administrative expenses from acquisitions and research, development and administrative expenses required to support existing and potential new business opportunities.

      Interest expense increased by $6 million to $29 million in the third quarter of 1998. The increase in interest expense is due to interest on borrowings incurred to finance acquisitions.

      Other expenses for the three months ended September 26, 1998, which include state and local taxes, foreign exchange, minority interests in consolidated subsidiaries, equity in net income of affiliates and other non-operating expenses, decreased by $4 million to $5 million primarily due to reduced state and local taxes.

      Net income for the third quarter of 1998 was $22 million, or $.32 per share, as compared to $36 million, or $.52 per share in the third quarter of 1997. The decrease in earnings per share of $.20 was primarily caused by the General Motors work stoppage. The provision for income taxes in the current quarter was $14 million, or an effective tax rate of 39.3%, as compared to $26 million, or an effective tax rate of 41.4%, in the prior period.

NINE MONTHS ENDED SEPTEMBER 26, 1998 VS. NINE MONTHS ENDED SEPTEMBER 27, 1997.

      Net sales increased by 18.4% to $6.2 billion for the first nine months of 1998 as compared to $5.2 billion for the first nine months of 1997. The increase in net sales of $954 million was primarily the result of acquisitions, which collectively accounted for $842 million of the increase. The remaining increase in net sales was the result of new business introduced in North America and Europe, partially offset by the net impact of customer work stoppages in North America and reduced market demand for certain mature programs.

      Net sales in the United States and Canada of $3.6 billion in the first nine months of 1998 exceeded the comparable period in the prior year by $237 million, or 7.0%. Net sales during the nine months ended September 26, 1998 benefited by $197 million from acquisitions. Increases in new domestic truck and passenger car programs were partially offset by lower build schedules on certain mature programs. Customer work stoppages had a net adverse impact on net sales of approximately $100 million in the first nine months of 1998 as compared to the same period in 1997.

      Net sales in Europe of $1.9 billion in the first nine months of 1998 exceeded the comparable period in the prior year by $614 million or 47.0%. Net sales for the nine months of 1998 benefited by $567 million from acquisitions. Increases in new passenger car programs were partially offset by unfavorable exchange rate fluctuations in Italy, Germany and Sweden.

      Net sales of $.6 billion in the remaining geographic regions in which the Company operates, consisting of Mexico, South America, the Asia/Pacific Rim region and South Africa, increased by $104 million as compared to the nine months ended September 27, 1997. Acquisitions contributed $77 million of the increase with the remainder coming primarily from new programs in these regions.

      Gross profit and gross margin were $594 million and 9.6% for the first nine months of 1998 as compared to $567 million and 10.9% in the comparable period in 1997. Gross profit in 1998 reflects the contribution of acquisitions and the overall growth in production volume on passenger car and truck seat programs by domestic and foreign automotive manufacturers. Partially offsetting the increase in gross profit was the net impact of customer work stoppages during the first nine months of 1998.

      Selling, general and administrative expenses, including research and development, for the nine months ended September 26, 1998 remained unchanged at 3.9% as a percentage of net sales as compared to the same period in the prior year. Actual expenditures increased due to the integration of engineering and administrative expenses of acquired businesses.

      For the nine months ended September 26, 1998, interest expense increased by $3 million to $79 million over the comparable period in 1997 due to interest on borrowings incurred to finance acquisitions.

      Other expenses for the nine months ended September 26, 1998, which include state and local taxes, foreign exchange, minority interests in consolidated subsidiaries, equity in net income of affiliates and other non-operating expenses, decreased to $18 million from $21 million in the comparable period in 1997 due to reduced state and local taxes.

      Net income for the first nine months of 1998 was $135 million or $1.97 per share as compared to $139 million, or $2.03 per share, in the comparable period in 1997. Earnings per share for 1998 were adversely affected by approximately $.35 per share due to the General Motors work stoppage. The provision for income taxes in the first nine months of 1998 was $88 million, or an effective tax rate of 39.4%, as compared to $95 million, or an effective tax rate of 40.5%, in the prior year.

      During October 1998, the Company announced it plans to take a one-time charge, primarily related to its international operations, of approximately $125 million in the fourth quarter of 1998 as plans are finalized. The charge is for plant consolidations and rationalizations as a result of facilities added over the last several years primarily through acquisitions.

LIQUIDITY AND FINANCIAL CONDITION

      Net cash provided by operating activities was $197 million during the first nine months of 1998 compared to $221 million for the same period in 1997. Net income, which remained relatively constant between periods, included non-cash depreciation and goodwill amortization charges of $164 million in 1998 and $133 million in 1997. The increase in depreciation and amortization was primarily due to the full year acquisition effect of Keiper Car Seating GmbH & Co. and certain of its subsidiaries and affiliates (collectively, "Keiper Seating"). The decrease in net cash provided by operating activities resulted from additional reimbursable customer tooling on new programs.

      Net cash used in investing activities increased to $543 million in the first nine months of 1998 versus $460 million in 1997. The increase in funds used for investing activities was the result of higher capital expenditures, partially offset by funds used for acquisitions in 1998. Capital expenditures in 1998 were primarily to support new and replacement programs. The Company currently anticipates approximately $100 million in additional capital expenditures during the remainder of 1998. During the quarter the Company repurchased 500,000 shares of its outstanding common stock.

      On May 26, 1998 the Company entered into an amendment to its multi-currency revolving credit facility (the "Credit Agreement") which, among other things, increased total borrowing availability from $1.8 billion to $2.1 billion and eliminated the pledge of subsidiary stock which secured the facility. As of September 26, 1998, the Company had $964 million outstanding under the Credit Agreement and $52 million committed under outstanding letters of credit, resulting in approximately $1.1 billion unused and available.

      In addition to debt outstanding under the Credit Agreement, the Company had $559 million of debt outstanding as of September 26, 1998, consisting primarily of $336 million of subordinated notes due between 2002 and 2006.

      The Company believes that cash flows from operations and available credit facilities will be sufficient to meet its debt service obligations, projected capital expenditures and working capital requirements.

ACCOUNTING POLICIES

Financial Instruments

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

YEAR 2000

         The Company is currently working to resolve the potential impact of the year 2000 on the processing of time-sensitive information by the Company's computerized information systems. Any of the Company's programs that have time-sensitive software may recognize the year "00" as 1900 rather than the year 2000. This could result in miscalculations, classification errors or system failures ("Y2K").

State of Readiness

         In 1996, the Company began a program to assess the impact of the Y2K issue on the software and hardware used in the Company's operations and has identified various areas to focus its Y2K compliance efforts. They include business computer systems, manufacturing and warehousing systems, end-user computing, technical infrastructure and environmental systems, research and development facilities, and supplier and service provider systems. The program's phases include assessment and planning, remediation, testing and implementation.

         For business, manufacturing and end-user systems, the Company is in the process of remediation and is utilizing internal personnel as well as third-party services to assist in the Company's efforts. At many sites, particularly in Europe, new Y2K compliant systems are currently being implemented. Many other sites have been or are in the process of being corrected. The Company's technical infrastructure, environmental systems, and research and development facilities are in the process of being reviewed on a site-by-site basis, in many cases with the aid of equipment manufacturers. Most of the systems used in these areas are new and Y2K compliant. Others will be replaced as part of the Company's ongoing site upgrade program. Among its supplier base, the Company is monitoring the progress of each of its key suppliers with questionnaires and site reviews where appropriate, along with the aid of industry information. A determination will be made as to the appropriate level of dependence the Company will place on each supplier.

Y2K Costs

         Based on current estimates, costs of addressing the Y2K issue are not expected to have a material adverse effect on the Company's financial position, results of operations or cash flows in future periods. The Company currently estimates that its historical and future costs for Y2K compliance will be approximately $10 to $20 million. This includes approximately $5 to $10 million directly attributable to correcting non-compliant systems, and an additional $5 to $10 million for ongoing system improvements which will be Y2K compliant. These costs will have been incurred over about a three-year period beginning in mid-year 1996 through the end of 1999. Although in the past the Company had not specifically tracked Y2K remediation costs, it estimates that historical Y2K expenditures incurred through September 26, 1998 were approximately $3 million. Y2K projects have not materially deferred implementation of other information technology projects.

Y2K Risks

         The reasonable worst-case scenario for the Company with respect to the Y2K problem is the failure of a key system or supplier system that causes shipments of the Company's products to customers to be temporarily interrupted. This could result in the Company missing build schedules with its customers, which in turn could lead to lost sales and profits for the Company and its customers. The Company has been given a favorable risk assessment for Y2K compliance by domestic automobile manufacturers, which collectively represented over 60% of the Company's 1997 sales revenue.

Contingency Plans

         As a part of the Company's Y2K strategy, contingency plans are being developed site-by-site and any systems requiring remediation will have one or more contingency plans. All plans are documented and will be executed accordingly, if necessary. The Company's internal audit staff, independent accountants, and the Audit Committee of the Board of Directors are updated on a regular basis as to the Y2K status. In addition, supplier site audits, where appropriate, are to be performed in late 1998 and in 1999.



FORWARD-LOOKING STATEMENTS

      This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that any forward-looking statements, including statements regarding the intent, belief, or current expectations of the Company or its management, are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to, (i) general economic conditions in the markets in which the Company operates, (ii) fluctuations in worldwide or regional automobile and light truck production, (iii) labor disputes involving the Company or its significant customers, (iv) changes in practices and/or policies of the Company's significant customers towards outsourcing automotive components and systems, (v) fluctuations in currency exchange rates and (vi) other risks detailed from time to time in the Company's Securities and Exchange Commission filings. The Company does not intend to update these forward-looking statements.

                                LEAR CORPORATION

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits.
          27.1 Financial Data Schedule for the quarter ended September 26, 1998.

      (b) The following reports on Form 8-K were filed during the quarter ended September 26, 1998.
          June 30, 1998-Form 8-K relating to the impact of work stoppages at General Motors assembly plants.
          August 26, 1998-Form 8-K relating to the impact of work stoppages at General Motors assembly plants.
          September 1, 1998-Form 8-K relating to the acquisition of Delphi Automotive Systems seating business.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.




LEAR CORPORATION


Dated: November  10, 1998         By: /s/Donald J. Stebbins
                                     ---------------------------------
                                      Donald J. Stebbins
                                      Senior Vice President and
                                      Chief Financial Officer

                                LEAR CORPORATION
                                   FORM 10 -Q
                                  EXHIBIT INDEX
                    FOR THE QUARTER ENDED SEPTEMBER 26, 1998


EXHIBIT
-------
NUMBER
------

27.1         Financial Data Schedule for the quarter ended September 26, 1998