Form 10-K405
period 1998-12-31
LEAR CORP /DE/
filed 1999-03-30
CIK 842162

================================================================================
                                   FORM 10-K
                         ------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1998.
   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
   For the transition period from                to                .
                    COMMISSION FILE NUMBER: 1-11311

                         ------------------------------
                                LEAR CORPORATION
             (Exact name of registrant as specified in its charter)

                         ------------------------------

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

                         ------------------------------

          Securities registered pursuant to Section 12(b) of the Act:

           TITLE OF EACH CLASS                     NAME OF EACH EXCHANGE ON WHICH REGISTERED
  Common Stock, par value $.01 per share                    New York Stock Exchange

        Securities registered pursuant to section 12(g) of the Act: None
                         ------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     As of March 3, 1999, the aggregate market value of the registrant's Common Stock, par value $.01 per share, held by non-affiliates of the registrant was $2,273,945,785. The closing price of the Common Stock on March 3, 1999 as reported on the New York Stock Exchange was $34 5/16 per share.

     As of March 3, 1999, the number of shares outstanding of the registrant's Common Stock was 66,708,873 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain sections of the registrant's Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on May 13, 1999, as described in the Cross-Reference Sheet and a Table of Contents included herewith, are incorporated by reference into Part III of this Report.


================================================================================

                             CROSS REFERENCE SHEET
                                      AND
                               TABLE OF CONTENTS

                                                                          PAGE NUMBER
                                                                        OR REFERENCE(1)
                                                                        ---------------
PART I
ITEM   1.  Business....................................................        1
ITEM   2.  Properties..................................................       14
ITEM   3.  Legal proceedings...........................................       16
ITEM   4.  Submission of matters to a vote of security holders.........       16
PART II
ITEM   5.  Market for the Company's common stock and related
             stockholder matters.......................................       17
ITEM   6.  Selected financial data.....................................       18
ITEM   7.  Management's discussion and analysis of financial condition
             and results of operations.................................       19
ITEM   8.  Consolidated financial statements and supplementary data....       25
ITEM   9.  Changes in and disagreements with accountants on accounting
             and financial disclosure..................................       54
PART III
ITEM  10.  Directors and executive officers of the Company (2).........       55
ITEM  11.  Executive compensation (3)..................................       55
ITEM  12.  Security ownership of certain beneficial owners and
             management (4)............................................       55
ITEM  13.  Certain relationships and related transactions (5)..........       55
PART IV
ITEM  14.  Exhibits, financial statement schedule and reports on Form
             8-K.......................................................       56

-------------------------
(1) Certain information is incorporated by reference, as indicated below, from the registrant's Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on May 13, 1999 (the "Proxy Statement").

(2) Proxy Statement sections entitled "Election of Directors" and "Management."

(3) Proxy Statement section entitled "Executive Compensation."

(4) Proxy Statement section entitled "Management -- Security Ownership of Certain Beneficial Owners and Management."

(5) Proxy Statement section entitled "Certain Transactions."

                                     PART I

ITEM 1 -- BUSINESS

     As used in this Report, unless the context otherwise requires, the "Company" or "Lear" refers to Lear Corporation and its consolidated subsidiaries. A significant portion of the Company's operations are conducted through wholly-owned subsidiaries of Lear Corporation.

                            BUSINESS OF THE COMPANY

GENERAL

     Lear is the largest supplier of automotive interior systems in the estimated $50 billion global automotive interior market and one of the largest independent automotive suppliers in the world. We have experienced substantial growth in market presence and profitability over the last five years as a result of both internal growth and acquisitions. Our sales have grown from approximately $2.0 billion for the year ended December 31, 1993 to approximately $9.1 billion for the year ended December 31, 1998, a compound annual growth rate of 35%. Excluding the $133 million restructuring and other charges recorded during 1998, operating income has grown from $80 million for the year ended December 31, 1993 to $475 million for the year ended December 31, 1998, a compound annual growth rate of 43%. Our present customers include 23 Original Equipment Manufacturers ("OEMs"), the most significant of which are Ford, General Motors, DaimlerChrysler, Fiat, Volvo, Saab, Volkswagen and BMW. As of December 31, 1998, we employed over 60,000 people in 28 countries and operated 206 manufacturing, advanced technology, product engineering and administration facilities. We are the successor to a manufacturer of automotive steel components founded in 1917 that served as a supplier to General Motors and Ford from its inception.

     Lear is a leading global supplier of automotive interiors with in-house capabilities in all five principal automotive interior segments: seat systems; flooring and acoustic systems; door panels; headliners; and instrument panels. We are able to offer our customers design, engineering and project management support for the entire automotive interior. We believe that the ability to offer total interiors provides us with a competitive advantage as OEMs continue to reduce their supplier base and demand improved quality and enhanced technology. In addition, our broad array of products and process offerings enables us to provide each customer with products tailored to its particular needs.

     We are focused on delivering high quality automotive interior systems and components to our customers on a global basis. Due to the opportunity for significant cost savings and improved product quality and consistency, OEMs have increasingly required their suppliers to manufacture automotive interior systems and components in multiple geographic markets. In recent years, we have aggressively expanded our operations in Western Europe and emerging markets in Eastern Europe, South America, South Africa and the Asia/Pacific Rim region, giving us the capability to provide our products on a global basis to OEM customers. In 1998, we began shipping seat systems in Russia, interior trim components in Belgium and seat covers from Portugal. In 1997, we began supplying seat systems in India and seat systems and interior trim components in the Chinese market. Since late 1996, we have also established joint ventures in Thailand, Brazil and Argentina and have opened facilities in Argentina, Brazil, South Africa, India, Indonesia, Australia and Venezuela. As a result of our efforts to expand worldwide operations, our sales outside the United States and Canada have grown from $0.6 billion, or 30.4% of our net sales, for the year ended December 31, 1993 to $3.7 billion, or 40.7% of our net sales, for the year ended December 31, 1998.

     In 1998, Lear was the leading independent supplier to the estimated $50 billion global automotive interior market, with a 17% market share. We hold a leading 47% share of the estimated $8.4 billion North American seat systems market and a 38% share of the estimated $1.5 billion North American flooring and acoustic systems market. In 1998, we were also a leading independent supplier to the estimated $7.9 billion Western European seat systems market, with a 27% share. The door panel, headliner and instrument panel segments of the automotive interior market contain no dominant independent supplier and are in the early stages of the outsourcing and/or consolidation process. We believe that the same competitive pressures that contributed to the rapid expansion of our seat systems business in North America since 1983 will continue to encourage OEMs in the North American and European markets to outsource more of their door panel, headliner and instrument panel requirements.

ACQUISITIONS

     To supplement our internal growth and implement our business strategy, we have made several strategic acquisitions since 1990. The following is a summary of recent major acquisitions:

  Delphi Automotive Systems' Seating Business Acquisition

     In September 1998, we purchased the seating business of Delphi Automotive Systems, a division of General Motors Corporation ("Delphi Seating"). Delphi Seating was a leading supplier of seat systems to General Motors, with sixteen facilities located throughout ten countries. This acquisition strengthened our relationship with General Motors and expanded our product lines, technological capabilities and market share. The aggregate purchase price for the Delphi Seating acquisition was approximately $246.6 million. Funds for the Delphi Seating acquisition were provided by borrowings under our multi-currency revolving credit facility (the "Credit Agreement").

  Chapman Acquisition

     In May 1998, we acquired the A.W. Chapman Ltd. and A.W. Chapman Belgium NV subsidiaries ("Chapman") of the Rodd Group Limited. Chapman produced seat tracks, mechanisms and seat height adjusters at plants in Bicester and Shepperton in the United Kingdom and in Houthalen, Belgium. The Chapman companies have been integrated into our Structural Systems Division and complement our existing seat component operations.

  Pianfei and Strapazzini Acquisitions

     In May 1998, we acquired Gruppo Pianfei S.r.L ("Pianfei"). Pianfei produced door panels, headliners and plastic interior components at six facilities located throughout Italy. Also in May 1998, we acquired Strapazzini Resine S.r.L. ("Strapazzini"). Strapazzini produced instrument panels, door panels, sunshades, consoles and pillar trim at two facilities located in Italy. These two acquisitions increased our position in Europe as a leading supplier of interior components, and continued our global growth. Major customers include Fiat, BMW, DaimlerChrysler and Pininfarina.

  ITT Automotive's Seat Sub-Systems Unit Acquisition

     In August 1997, we acquired the Seat Sub-Systems Unit of ITT Automotive, a division of ITT Industries ("ITT Seat Sub-Systems"). ITT Seat Sub-Systems was a North American supplier of power seat adjusters and power recliners.

  Keiper Seating Acquisition

     In July 1997, we acquired certain equity and partnership interests in Keiper Car Seating GmbH&Co and certain of its subsidiaries and affiliates ("Keiper") for DM 400 million (approximately $252.5 million). Keiper was a leading supplier of automotive vehicle seat systems on a JIT basis for markets in Germany, Hungary, Italy, Brazil and South Africa. The Keiper acquisition strengthened our core seat system business, expanded our presence in Europe, Brazil and South Africa and enhanced our relationships with Mercedes Benz, Audi, Volkswagen and Porsche.

  Dunlop Cox Acquisition

     In June 1997, we acquired the stock of Dunlop Cox. Dunlop Cox, based in Nottingham, England, provided us with the ability to design and manufacture manual and electronically-powered automotive seat adjusters.

  Borealis Acquisition

     In December 1996, we acquired all of the issued and outstanding shares of common stock of Borealis Industrier, A.B. ("Borealis"), a leading Western European supplier of instrument panels, door panels and other automotive components. The Borealis acquisition provided us with the technology and facilities to manufacture instrument panels, giving us the ability to produce complete interior systems. Borealis also produced door panels, climate systems, exterior trim and various components for the Western European automotive, light truck and heavy truck industries. In addition, the Borealis acquisition increased our presence in Western Europe and strengthened our relationships with Volvo, Saab and Scania. The aggregate purchase price for the Borealis acquisition was approximately $91.1 million.

  Masland Acquisition

     In July 1996, we completed the acquisition of all of the issued and outstanding shares of common stock of Masland Corporation ("Masland") for an aggregate purchase price of approximately $473.8 million. The Masland acquisition gave us the manufacturing capabilities to produce flooring and acoustic systems. In 1998, primarily as a result of the Masland acquisition, we held a 38% share of the estimated $1.5 billion North American flooring and acoustic systems market. Also as a result of the Masland acquisition, we became a major supplier of interior and luggage trim components and other acoustical products which are designed to minimize noise, vibration and harshness for passenger cars and light trucks.

  AI Acquisition

     In August 1995, we acquired all of the issued and outstanding shares of common stock of Automotive Industries Holding, Inc. ("AI"), a leading designer and manufacturer of high quality interior systems and blow molded plastic parts for automobile and light truck manufacturers. Prior to the AI acquisition, we had participated primarily in the seat systems segment of the interior market, which comprises approximately 50% of the total worldwide interior market. By providing us with substantial manufacturing capabilities to produce door panels and headliners, the AI acquisition made us one of the largest independent Tier I suppliers of automotive interior systems in the North American and Western European light vehicle interior market. The aggregate purchase price for the AI acquisition was approximately $881.3 million.

  FSB Acquisition

     In December 1994, we acquired the primary automotive seat systems supplier to Fiat and certain related businesses (the "Fiat Seat Business"). We also entered into a long-term supply agreement with Fiat to produce all outsourced automotive seat systems for Fiat and affiliated companies worldwide. The acquisition of the Fiat Seat Business not only established us as a market leader in automotive seat systems in Europe, but, combined with our position in North America, made us one of the largest automotive seat systems manufacturers in the world. In addition, it gave us access to rapidly expanding markets in South America and has resulted in the formation of new joint ventures which are supplying automotive seat systems to Fiat and its affiliates in Brazil and Argentina.

  NAB Acquisition

     In November 1993, we significantly strengthened our position in the North American automotive seating market by purchasing the North American seat cover and seat systems business (the "NAB") of Ford Motor Company. The NAB consisted of an integrated United States and Mexican operation which produced seat covers for approximately 80% of Ford's North American vehicle production (as well as for several independent suppliers) and manufactured seat systems for certain Ford models. Prior to the NAB acquisition, we outsourced a significant portion of our seat cover requirements.

PENDING ACQUISITION

  UT Automotive

     On March 16, 1999, we entered into a definitive purchase agreement to acquire UT Automotive, Inc. ("UT Automotive"), a wholly-owned subsidiary of United Technologies Corporation, for $2.3 billion. UT Automotive is a leading supplier of electrical distribution, electronic, motor, and interior products and systems to the global automotive industry. Headquartered in Dearborn, Michigan, UT Automotive has annual sales of approximately $3 billion, 44,000 employees and 90 facilities located in 18 countries. Consummation of the acquisition is contingent upon expiration or termination of any applicable waiting periods under the federal Hart-Scott-Rodino Antitrust Improvements Act.

PRODUCTS

     Our products have evolved from our many years of manufacturing experience in the automotive seat frame market where we have been a supplier to General Motors and Ford since 1917. The seat frame has structural and safety requirements which make it the basis for overall seat design and was the logical first step to our emergence as a premier supplier of entire seat systems and seat components. Through the acquisitions discussed above, we have expanded our product offerings and can now manufacture and supply our customers with complete interiors, including flooring and acoustic systems, door panels, headliners and instrument panels. We also produce a variety of blow molded products and other automotive components. We believe that as OEMs continue to seek ways to improve vehicle quality while simultaneously reducing the costs of the various vehicle components, they will increasingly look to suppliers, such as Lear, with the capability to test, design, engineer and deliver products for a complete vehicle interior. We also believe that OEMs will continue their move to modular production by sourcing to key suppliers, such as Lear, the development and manufacture of complete interior modules and systems.

     The following is the approximate composition by product category of our net sales in the year ended December 31, 1998: seat systems, $6.1 billion; flooring and acoustic systems, $.6 billion; door panels, $.3 billion; headliners, $.1 billion; instrument panels $.1 billion; and other components, including tier II sales, $1.9 billion.

          - Seat Systems. The seat systems business consists of the manufacture, assembly and supply of vehicle seating requirements. Seat systems typically represent approximately 50% of the cost of the total automotive interior. We produce seat systems for automobiles and light trucks that are fully finished and ready to be installed in a vehicle. Seat systems are fully assembled seats, designed to achieve maximum passenger comfort by adding a wide range of manual and power features such as lumbar supports, cushion and back bolsters and leg and thigh supports.

     As a result of our product technology and product design strengths, we have been a leader in incorporating convenience features and safety improvements into our seat designs. In 1998, we adopted a new methodology for developing automotive interiors, "People-Vehicle-Interface" or PVI Method(TM). PVI Method(TM) is the innovation development discipline that we use to understand what consumers really want inside their vehicles, while simultaneously developing automotive interiors that meet both federal safety standards and customer requirements. We have also developed methods to reduce our customer's costs throughout the automotive interior. For example, in 1997, we showcased the Revolution(TM) Seat Module. The Revolution(TM) Seat Module utilizes a unique seat frame that can be fitted with a wide variety of our seat backs and cushions to meet the needs of a range of different vehicles. The Revolution(TM) Seat Module simplifies and standardizes seat system assembly, enhances interior room and lowers total vehicle costs. Additionally, we are producing a ventilated seat for Saab, which draws heat and moisture away from the seat with fans that are embedded in the seat cushions. We have also increased production of our new integrated restraint seat system that increases occupant comfort and convenience. Licensed exclusively to Lear, this patented seating concept uses a special ultra high-strength steel tower, a blow-molded seat back frame and a split-frame design to improve occupant comfort and convenience. Other product ideas include newly developed fabric seat heaters, a lightweight "ultra low mass seat" and a Code-Alarm(TM) integrated seat, which includes a security device that automatically moves the back of the driver seat against the steering wheel to deter theft.

     Our position as a market leader in seat systems is largely attributable to seating programs on new vehicle models launched in the past ten years. We are currently working with customers in the development of a number of seat systems products to be introduced by automotive manufacturers in the future.

          - Flooring and Acoustic Systems. Flooring systems consist both of carpet and vinyl products, molded to fit precisely the front and rear passenger compartments of cars and trucks, and accessory mats. While carpet floors are used predominately in passenger cars and trucks, vinyl floors, because of their better wear and maintenance characteristics, are used primarily in commercial and fleet vehicles. We are one of the largest independent suppliers of vinyl automotive flooring systems in North America and one of the few suppliers of both carpet and vinyl automotive flooring systems. With the Masland acquisition, we acquired Maslite(TM), a material that is 40% lighter than vinyl, which has replaced vinyl accessory mats on selected applications.

     The automotive flooring system is multi-purpose. Its performance is based on the correct selection of materials to achieve an attractive, quiet and durable interior compartment. Automotive carpet requirements are more stringent than the requirements for carpet used in homes and offices. For example, automotive carpet must provide higher resistance to fading and improved resistance to wear despite being lighter in weight than carpet found in homes and offices. Masland's significant experience has enabled us to meet these specialized needs. Carpet flooring systems generally consist of tufted carpet to which a specifically engineered thermoplastic backcoating has been added. This backcoating, when heated, enables us to mold the carpet to fit precisely the interior of the vehicle. Additional insulation materials are added to provide noise, vibration and harshness resistance. Flooring systems are complex products which are based on sophisticated designs and use specialized design materials to achieve the desired visual, acoustic and heat management requirements in the automotive interior.

     Our primary acoustic product, after flooring systems, is the dash insulator. The dash insulator attaches to the vehicle's sheet metal firewall, separating the passenger compartment from the engine compartment, and is the primary component for preventing engine noise and heat from entering the passenger compartment. Our ability to produce both the dash insulator and the flooring system enables us to accelerate the design process and supply an integrated system. We believe that OEMs, recognizing the cost and quality advantages of producing the dash insulator and the flooring system as an integrated system, will increasingly seek suppliers to coordinate the design, development and manufacture of the entire floor and acoustic system.

     In 1998, we held a 38% share of the estimated $1.5 billion North American flooring and acoustic systems market. In addition, we participate in the European flooring systems market through a joint venture with Sommer-Allibert S.A.

          - Door Panels. Door panels consist of several component parts that are attached to a base molded substrate by various methods. Specific components include vinyl or cloth-covered appliques, armrests, radio speaker grilles, map pocket compartments, carpet and sound-reducing insulation. Upon assembly, each component must fit precisely and must match the color of the base substrate. In 1997, we introduced the One-Step(TM) liftgate which includes many features, including an innovative system which consolidates all of the liftgate's internal mechanisms, including glass, window regulators and latches and providing customers with a higher quality product at a lower price. Assembly of the One-Step(TM) liftgate involves combining an injection molded plastic trim panel with all major mechanical components into a single system which can be shipped to OEMs fully assembled, tested and ready to install. We believe that both the One-Step(TM) door and One-Step(TM) liftgate, while not yet in production, offers us significant opportunities to capture a major share of the estimated $10 billion modular door market.

     In 1998, among independent automotive interior suppliers, we held a leading 12% share of the estimated $1.9 billion North American door panel market. We believe that this leadership position has been achieved by offering OEMs the widest variety of manufacturing processes for door panel production. In Western Europe, we held a small position in the door panel market. These markets contain no dominant supplier and are just beginning to experience the outsourcing and consolidation trends that have characterized the seat systems market since the 1980's. With our global scope, technological expertise and established customer relationships, we believe that we are well-positioned to benefit from these positive industry dynamics.

          - Instrument Panels. The instrument panel is a complex system of foil coverings, foams, plastics and metals designed to house various components and act as a safety device for the vehicle occupants. Specific components of the instrument panel include the heating, venting and air conditioning (HVA/C) module, air distribution ducts, air vents, cross car structure, glove compartment assemblies, electrical components, wiring harness, radio system and passenger airbag units. As the primary occupant focal point of the vehicle interior, the instrument panel is designed to be aesthetically pleasing while also serving as the structural carrier of various components.

     Safety issues surrounding air bag technologies are currently a significant focus of the instrument panel segment. We believe that we will continue to increase our presence in this area through our research and development efforts, resulting in innovations such as the introduction of cost effective, integrated, seamless airbag covers, which increase occupant safety. Future trends in the instrument panel segment will continue to focus on safety with the introduction of low-mounted airbags as knee restraint components.

     Cost, weight and part minimization are also key elements in instrument panel development for the next generation of vehicle systems. Our goals are to meet future OEM requirements by increasing the integration level of instrument panel components and by incorporating additional safety features on the primary carrier. Currently, the majority of instrument panel components are assembled at the assembly plant by the OEM. By utilizing our years of JIT assembly experience of complex automotive interior systems, we believe that we have the ability to capitalize on the OEMs' trend toward outsourcing of complete modular systems and to increase our share of the worldwide instrument panel market.

          - Headliners. In 1997, we created a joint venture with Donnelly Corporation for the design, development, marketing and production of overhead systems for the global automotive interior market. We design and manufacture headliners, which consist of the headliner substrate, covering material, visors, overhead consoles, grab handles, coat hooks, lighting, wiring and insulators. As with door panels, upon assembly, each headliner component must fit precisely and must match the color of the base substrate. With our sophisticated design and engineering capabilities, we believe we are able to supply headliners with enhanced quality and lower costs than OEMs can achieve internally.

     OEMs are increasingly requiring independent suppliers, such as Lear, to produce integrated overhead systems. In 1998, we focused on ergonomics, safety and premium sound in designing the TransG(TM) headliner system. The TransG(TM) headliner system features displays and controls placed in convenient sight lines, more protection for vehicle occupants provided by side and front air curtains which deploy upon impact and superior sound from the OASys(TM) overhead audio system. We have also introduced an advanced overhead system which incorporates HVA/C ducting, an occupant position detection system, CD changer, trim inflatable tubular structure side air bags and surround sound speakers into a single integrated overhead system. We believe that as these and other products move from the design stage to the production stage over the next several years, we will have significant opportunities to increase our share of the headliner market.

     The headliner market is highly fragmented, with no dominant independent supplier. As OEMs continue to seek ways to improve vehicle quality and simultaneously reduce costs, we believe that headliners will increasingly be outsourced to suppliers, such as Lear, providing significant growth opportunities.

          - Component Products. In addition to the interior systems and other products described above, we are able to supply a variety of interior trim, blow molded plastic parts and other automotive components.

     We produce seat covers for integration into our own seat systems and for delivery to external customers. Our major external customers for seat covers are other independent seat systems suppliers as well as the OEMs. The expansion of our seat cover business gives us better control over the costs and quality of one of the critical components of a seat system. Typically, seat covers comprise approximately 30% of the aggregate cost of a seat system.

     We produce steel and aluminum seat frames for passenger cars and light trucks. Seat frames are primarily manufactured using precision stamped, tubular steel and aluminum components joined together by highly automated, state-of-the-art welding and assembly techniques. The manufacture of seat frames must meet strict customer and government specified safety standards. Our seat frames are either delivered to our own plants, where they become part of a complete seat system that is sold to the OEM customer, or are delivered to other independent seating suppliers for use in the manufacture of assembled seating systems.

     We also produce a variety of interior trim products, such as pillars, cowl panels, scuff plates, trunk liners, quarter panels and spare tire covers, as well as blow molded plastic products, such as fluid reservoirs, vapor canisters and duct systems. In contrast to interior trim products, blow molded products require little assembly. However, the manufacturing process for such parts demands considerable expertise in order to consistently produce high quality products. Blow molded parts are produced by extruding a shaped parison or tube of plastic material and then clamping a mold around the parison. High pressure air is introduced into the tube causing the hot plastic to take the shape of the surrounding mold. The part is removed from the mold after cooling and is finished by trimming, drilling and other operations.

MANUFACTURING

     All of our manufacturing facilities use just-in-time ("JIT") manufacturing techniques. Most of our seating related products and many of our other interior products are delivered to the OEMs on a JIT basis. The JIT concept, first broadly utilized by Japanese automotive manufacturers, is the cornerstone of our manufacturing and supply strategy. This strategy involves many of the principles of the Japanese system but was adapted for compatibility with the greater volume requirements and geographic distances of the North American market. We first developed JIT operations in the early 1980's at our seat frame manufacturing plants in Morristown, Tennessee and Kitchener, Ontario, Canada. These plants had previously operated under traditional manufacturing practices, resulting in relatively low inventory turnover rates, significant scrap and rework, a high level of indirect labor costs and long production set-up times. As a result of JIT manufacturing techniques, we have been able to consolidate plants, increase capacity and significantly increase inventory turnover, quality and productivity.

     The JIT principles first developed at our seat frame plants were next applied to our growing seat systems business and have now evolved into sequential parts delivery principles. Our seating plants are typically no more than 30 minutes or 20 miles from our customers' assembly plants and are able to manufacture seats for delivery to the customers' facilities in as little as 90 minutes. Orders for our seats are received on a weekly basis, pursuant to blanket purchase orders for annual requirements. These orders detail the customers' needs for the following week. In addition, constant computer and other communication connections are maintained between personnel at our plants and personnel at the customers' plants to keep production current with the customers' demand.

     As we expand our product line to include total automotive interiors, we are also expanding our JIT facility network. Our strategy is to leverage our JIT seat system facilities by moving the final assembly and sequencing of other interior components from our centrally located facilities to our JIT facilities.

     A description of the manufacturing processes for our product segments is set forth below.

          - Seat Systems. Seat assembly techniques fall into two major categories, traditional assembly methods (in which fabric is affixed to a frame using Velcro, wire or other material) and more advanced bonding processes. The principal bonding technique involves our patented SureBond(TM) and DryBond(TM) processes, in which fabric is affixed to the underlying foam padding using adhesives. The SureBond(TM) and DryBond(TM) processes have several major advantages when compared to traditional methods, including design flexibility, increased quality and lower cost. The SureBond(TM) and DryBond(TM) processes, unlike alternative bonding processes, result in a more comfortable seat in which air can circulate freely. The SureBond(TM) and DryBond(TM) processes, moreover, are reversible, so that seat covers that are improperly installed can be removed and repositioned properly with minimal materials cost. In addition, the SureBond(TM) and DryBond(TM) processes are not capital intensive when compared to competing bonding technologies. Approximately one-fourth of our seats are manufactured using the SureBond(TM) and DryBond(TM) processes.

     The seat assembly process begins with obtaining the requisite components from inventory. Inventory at each plant is kept at a minimum, with each component's requirement monitored on a daily basis. This allows the plant to minimize production space but also requires precise forecasts of the day's output. Seats are assembled in modules, then tested and packaged for shipment. We operate a specially designed trailer fleet that accommodates the off-loading of vehicle seats at the customers' assembly plants.

     We obtain steel, aluminum and foam chemicals used in our seat systems from several producers under various supply arrangements. These materials are readily available. Leather, fabric and certain purchased components are generally purchased from various suppliers under contractual arrangements usually lasting no longer than one year. Some of the purchased components are obtained through our own customers.

          - Flooring and Acoustic Systems. We produce carpet at our plant in Carlisle, Pennsylvania. Smaller "focused" facilities are dedicated to specific groups of customers and are strategically located near their production facilities. This proximity improves responsiveness to our customers and speeds product delivery to customer assembly lines, which is done on a JIT basis. Our manufacturing operations are complemented by our research and development efforts, which have led to the development of a number of proprietary products, such as our EcoPlus(TM) recycling process and Maslite(TM), a lightweight proprietary material used in the production of accessory mats and as a vinyl floor alternative.

          - Door Panels/Headliners. We use numerous molding, bonding, trimming and finishing manufacturing processes. The wide variety of manufacturing processes helps to satisfy a broad range of customers' cost and functionality specifications. Our ability and experience in producing interior products for such a vast array of applications enhances our ability to provide total interior solutions to OEMs globally. We are beginning to employ many of the same JIT principles used at our seat facilities.

     The core technologies used in our interior trim systems include injection molding, low-pressure injection molding, rotational molding and urethane foaming, compression molding of Wood-Stock(TM) (a process that combines polypropylene and wood flour), glass reinforced urethane and a proprietary headliner process. One element of our strategy is to focus on more complex, value-added integrated systems. We deliver these integrated systems at attractive prices to the customer because certain services such as design and engineering and sub-assembly are provided more cost efficiently by Lear. The principal purchased components for interior trim systems are polyethylene and polypropylene resins which are generally purchased under long-term agreements and are available from multiple suppliers. We are continuing to develop recycling methods in light of future environmental requirements and conditions in order to maintain our competitive position in this segment.

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

          - Instrument Panels. Our in-house process capabilities for producing instrument panels include injection molding, vacuum forming, and other various finishing methods. Our foil and foam capabilities, whereby molded vinyl is bonded to a plastic substrate using an expandable foam, are used throughout the world. We are continuing to develop recycling methods in light of future environmental requirements and conditions in order to reduce costs and increase our presence in this segment. The wide variety of available manufacturing processes helps us continue to meet customer cost and functionality specifications.

CUSTOMERS

     Lear serves the worldwide automobile and light truck market, which produces approximately 50 million vehicles annually. Our OEM customers currently include Ford, General Motors, DaimlerChrysler, Fiat,

Volvo, Saab, Volkswagen, BMW, Honda USA, Mitsubishi, Mazda, Toyota, Subaru, Nissan, Isuzu, Peugeot, Porsche, Renault, Gaz, Mahindra & Mahindra, Suzuki, Hyundai and Daewoo. During the year ended December 31, 1998, General Motors and Ford, the two largest automobile and light truck manufacturers in the world, accounted for approximately 26% and 23%, respectively, of our net sales. For additional information regarding customers, foreign and domestic sales and operations, see Note 14, "Segment Reporting," to our 1998 consolidated financial statements included in this Report.

     In the course of retooling and reconfiguring plants for new models and model changeovers, certain OEMs have eliminated the production of seat systems and other interior systems and components from certain of their facilities, thereby committing themselves to purchasing these items from outside suppliers. During this period, we became a supplier of these products for a significant number of new models, many on a JIT basis.

     The purchase of seat systems and other interior systems and components from full-service independent suppliers like Lear has allowed our customers to realize a competitive advantage as a result of (i) a reduction in net overhead expenses and capital investment due to the availability of significant floor space for the expansion of other OEM manufacturing operations (ii) the elimination of working capital and personnel costs associated with the production of interior systems by the OEM, (iii) a reduction in labor costs since suppliers like Lear generally enjoy lower direct labor and benefit rates and (iv) a reduction in transaction costs by utilizing a limited number of sophisticated system suppliers instead of numerous individual component suppliers. In addition, we offer improved quality and on-going cost reductions to our customers through continuous, Company-initiated design improvements. We believe that such cost reductions will lead OEMs to outsource an increasing portion of their automotive interior requirements in the future and provide us with significant growth opportunities.

     Our sales of value-added assemblies and component systems have increased as a result of the decision by many OEMs to reduce their internal engineering and design resources. In recent years, we have significantly increased our capacity to provide complete engineering and design services to support our product line. Because assembled parts such as door panels, flooring and acoustic systems, armrests and consoles need to be designed at an early stage in the development of new vehicles or model revisions, we are increasingly given the opportunity to participate earlier in the product planning process. This has resulted in opportunities to add value by furnishing engineering and design services and managing the sub-assembly process for the manufacturer as well as providing the broader range of parts that are required for assembly.

     We maintain "Customer Focused Divisions" for each of our major customers. This organizational structure consists of several dedicated groups, each of which is primarily focused on serving the needs of a single customer and supporting that customer's programs and product development. Each division is capable of providing whatever interior component the customer needs, thereby providing that customer's purchasing agents, engineers and designers with a single point of contact for their total automotive interior needs.

     We receive blanket purchase orders from our customers that normally cover annual requirements for products to be supplied for a particular vehicle model. Such supply relationships typically extend over the life of the model, which is generally four to seven years, and do not require the purchase by the customer of any minimum number of products. Although such purchase orders may be terminated at any time, we do not believe that any of our customers have terminated a material purchase order prior to the end of the life of a model. Our primary risk is that an OEM will produce fewer units of a model than anticipated. In order to reduce our reliance on any one model, we produce interior systems and components for a broad cross-section of both new and more established models. Our sales for the year ended December 31, 1998 were comprised of the following vehicle categories: 39% light truck; 24% mid-size; 19% luxury/sport; 13% compact; and 5% full-size.

     Because of the economic benefits inherent in outsourcing to suppliers such as Lear and the costs associated with reversing a decision to purchase seat systems and other interior systems and components from an outside supplier, we believe that automotive manufacturers' commitment to purchasing seat systems and other interior systems and components from outside suppliers, particularly on a JIT basis, will increase. However, under the contracts currently in effect in the United States and Canada between each of General Motors, Ford and DaimlerChrysler with the United Auto Workers ("UAW") and the Canadian Auto

Workers ("CAW"), in order for any of such manufacturers to obtain from external sources components that it currently produces, it must first notify the UAW or the CAW of such intention. If the UAW or the CAW objects to the proposed outsourcing, some agreement will have to be reached between the UAW or the CAW and the OEM. Factors that will normally be taken into account by the UAW, the CAW and the OEM include whether the proposed new supplier is technologically more advanced than the OEM, whether the new supplier is unionized, whether cost benefits exist and whether the OEM will be able to reassign union members whose jobs are being displaced to other jobs within the same factories. As part of its long-term agreement with General Motors, we operate our Rochester Hills, Michigan and Wentzville, Missouri facilities with General Motors' employees and reimburse General Motors for the wages of such employees on the basis of our employee wage structure. We enter into these arrangements to enhance our relationship with customers. As of January 1, 1998, the General Motors' employees working at our Lordstown, Ohio facility under this agreement became Lear employees.

     General Motors and DaimlerChrysler have experienced work stoppages over the past few years, primarily related to the outsourcing of automotive components. These work stoppages halted the production of certain vehicle models and adversely affected our operations.

     Our contracts with major customers generally provide for an annual productivity price reduction and, in some cases, provide for the recovery of increases in material and labor costs. Cost reduction through design changes, increased productivity and similar productivity price reduction programs with our suppliers have generally offset changes in selling prices. Our cost structure is comprised of a high percentage of variable costs. We believe that this structure provides us with additional flexibility during economic cycles.

MARKETING AND SALES

     We market our products by maintaining strong customer relationships. We have developed these relationships over our 80-year history through extensive technical and product development capabilities, reliable delivery of high quality products, strong customer service, innovative new products and a competitive cost structure. Close personal communications with automotive manufacturers is an integral part of our marketing strategy. Recognizing this, we are organized into independent divisions, each with the ability to focus on its customers and programs and each having complete responsibility for the product, from design to installation. By moving the decision-making process closer to the customer and by instilling a philosophy of "cooperative autonomy," we are more responsive to, and have strengthened our relationships with, our customers. OEMs have generally continued to reduce the number of their suppliers as part of a strategy to purchase interior systems rather than individual components. This process favors suppliers like Lear with established ties to OEMs and the demonstrated ability to adapt to the new competitive environment in the automotive industry.

     Our sales are originated almost entirely by our sales staff. This marketing effort is augmented by design and manufacturing engineers who work closely with OEMs from the preliminary design to the manufacture and supply of interior systems or components. Manufacturers have increasingly looked to suppliers like Lear to assume responsibility for introducing product innovation, shortening the development cycle of new models, decreasing tooling investment and labor costs, reducing the number of costly design changes in the early phases of production and improving interior comfort and functionality. Once we are engaged to develop the design for the interior system or component of a specific vehicle model, we are also generally engaged to supply these items when the vehicle goes into production. We have devoted substantial resources toward improving our engineering and technical capabilities and developing advanced technology centers in the United States and in Europe. We have also developed full-scope engineering capabilities, including all aspects of safety and functional testing, acoustics testing and comfort assessment. In addition, we have established numerous product engineering sites in close proximity to our OEM customers to enhance customer relationships and design activity. Finally, we have implemented a program of dedicated teams consisting of interior trim and seat system personnel who are able to meet all of a customer's interior needs. These teams provide a single interface for our customers and help avoid duplication of sales and engineering efforts.

TECHNOLOGY

     We conduct advanced technology development at our Technology Division located in Southfield, Michigan and at twenty-one worldwide product engineering centers. At these centers, we engineer our products to determine compliance with applicable safety standards, the products' quality and durability, response to environmental conditions and conformity to customer requirements. We also have state-of-the-art acoustics testing, instrumentation and data analysis capabilities.

     We believe that in order to effectively develop total interior systems, it is necessary to integrate the research, design, development, styling and validation of all interior subsystems concurrently. Accordingly, we began expanding our advanced technology center at our world headquarters in Southfield, Michigan. When completed in 1999, our advanced technology center will give Lear the distinction of being the only global automotive supplier with engineering, research, development and validation capabilities for all five interior systems at one location.

     We have dedicated, and will continue to dedicate, resources to research and development to maintain our position as a leading technology developer in the automotive interior industry. Research and development costs incurred in connection with the development of new products and manufacturing methods, to the extent not recoverable from the customer, are charged to selling, general and administrative expenses as incurred. Such costs amounted to approximately $116.6 million, $90.4 million and $70.0 million for the years ended December 31, 1998, 1997 and 1996, respectively.

     We have developed a number of designs for innovative interior features which we have patented, including advances in interior modularity (for example, the TransG(TM) headliner system, OASys(TM) overhead audio system, Revolution Seating(TM) system and One-Step Door(TM) module). In addition, we incorporate many convenience, comfort and safety features into our interior designs, including advanced storage systems, overhead integrated modules, seat integrated restraint systems (belt systems integrated into seats), side impact air bags and child restraint seats. We continually invest in our computer-aided-engineering and computer-aided-design/computer-aided-manufacturing systems. Recent enhancements to these systems include customer telecommunications and direct exchange of engineering data with other worldwide divisions.

     We use our patented SureBond(TM) process to bond seat cover materials to the foam pads on certain seats. The SureBond(TM) process is used to bond a pre-shaped cover to the underlying foam to minimize the need for sewing and to achieve new seating shapes, such as concave shapes, which were previously difficult to manufacture. We have recently improved this process through the development of our patented DryBond(TM) process, which allows for the bonding of vinyl and leather to seat cushions and seat backs. This process further increases manufacturing efficiency, provides longer work cycles for automotive seats and yields more design flexibility for automotive interior components. In 1998, we introduced a new bonding process, Electrobond(TM), to further reduce the cost associated with bonding trim cover materials to their foam counterpart.

     We have virtually all technologies and manufacturing processes available for interior trim and under-the-hood applications. These processes include, among other things, high and low pressure injection molding, vacuum forming, blow molding, soft foam molding, heat staking, water jet cutting, vibration welding, ultrasonic welding and robotic painting. In 1998, two new processes were developed, hydra-molding and twin-shell molding. Both of these new processes achieve the goals of reduced capital and cycle time. This wide range of capabilities allows us to assist our customers in selecting the technologies that are the most cost effective for each application. Combined with our design and engineering capabilities and our state-of-the-art technology and engineering centers, we provide comprehensive support to our OEM customers from product development to production.

     We own one of the few proprietary-design dynamometers capable of precision acoustics testing of front, rear and four-wheel drive vehicles. Together with our custom-designed reverberation room, computer-controlled data acquisition and analysis capabilities provide precisely controlled laboratory testing conditions for sophisticated interior and exterior noise, vibration and harshness (NVH) testing of parts, materials and systems, including powertrain, exhaust and suspension components.

     We hold a number of mechanical and design patents covering our products and have numerous applications for patents currently pending. In addition, we hold several trademarks relating to various manufacturing processes. We also license our technology to a number of seating manufacturers. We continually strive to identify and implement new technologies for use in the design and development of our products.

JOINT VENTURES AND MINORITY INTERESTS

     We currently have 33 joint ventures, 19 of which are included in our consolidated financial statements and 14 of which are included in our consolidated financial statements using the equity method of accounting. These joint ventures are located in 16 countries. We pursue attractive joint ventures in order to assist our entry into new markets, facilitate the exchange of technical information, expand our product offerings and broaden our customer base. In 1997, we formed a joint venture with Donnelly Corporation for the design, development, marketing and production of overhead systems for the global automotive market. Also in 1997, with the Keiper acquisition, we acquired interests in joint ventures in Italy to supply seat systems to Alpha Romeo, Fiat, Lancia and Ferrari and in South Africa to supply seat systems to Mercedes, Honda and Mitsubishi. In 1996, we expanded our presence in the Asia/Pacific Rim region with a joint venture with NHK Spring Co., Ltd. to supply seat systems in Thailand to a joint venture between Ford and Mazda. In addition, we entered into a joint venture with Jiangling Motors Co., Ltd. to supply seat systems and interior trim components in China for Isuzu trucks and Ford transit vans. In addition, several of our recent acquisitions have provided us with strategic minority interests.

COMPETITION

     We are the leading supplier of automotive interior products with manufacturing capabilities in all five automotive interior segments: seat systems; flooring and acoustic systems; door panels; headliners; and instrument panels. Within each segment, we compete with a variety of independent suppliers and OEM in-house operations. Set forth below is a summary of our primary independent competitors.

          - Seat Systems. Lear is one of two primary independent suppliers in the outsourced North American seat systems market. Our main independent competitor in North America is Johnson Controls, Inc. Our major independent competitors in Western Europe are Johnson Controls, Inc. and Faurecia (headquartered in France).

          - Flooring and Acoustic Systems. Lear is one of the three primary independent suppliers in the outsourced North American flooring and acoustic systems market. Our primary independent competitors are Collins & Aikman Corp. and the Magee Carpet Company. Our major independent competitors in Western Europe include Sommer Allibert Industrie, Emfisint Automotive SA, Radici, Treves ETS and Rieter Automotive.

          - Other Interior Systems and Components. The market for outsourced headliners, door panels and instrument panels is highly fragmented. Our major independent competitors in these segments include Johnson Controls, Inc., Magna International, Inc., Davidson Interior Trim (a division of Textron, Inc.), UT Automotive (which Lear has entered into an agreement to acquire) and a large number of smaller operations.

SEASONALITY

     Our principal operations are directly related to the automotive industry. Consequently, we may experience seasonal fluctuation to the extent automotive vehicle production slows, such as in the summer months when plants close for model year changeovers and vacation. Historically, our sales and operating profit have been the strongest in the second and fourth calendar quarters. See
Note 16, "Quarterly Financial Data," of the notes to our consolidated financial statements included in this Report.

EMPLOYEES

     As of December 31, 1998, Lear employed approximately 24,000 persons in the United States and Canada, 20,200 in Mexico, 17,500 in Europe and 3,600 in other regions of the world. Of these, approximately 9,500 were salaried employees and the balance were paid on an hourly basis. Approximately 21,000 of our employees are members of unions. We have collective bargaining agreements with several unions including: the UAW; the CAW; the Textile Workers of Canada; the International Brotherhood of Teamsters, Chauffeurs, Warehousemen, and Helpers of America; the International Association of Machinists and Aerospace Workers; and the AFL-CIO. Each of our unionized facilities in the United States and Canada has a separate contract with the union which represents the workers employed there, with each such contract having an expiration date independent of our other labor contracts. The majority of our European and Mexican employees are members of industrial trade union organizations and confederations within their respective countries. The majority of these organizations and confederations operate under national contracts which are not specific to any one employer. We have experienced some labor disputes at our plants, none of which has significantly disrupted production or had a materially adverse effect on our operations. We have been able to resolve all such labor disputes and believe our relations with our employees are generally good.

     In addition, as part of our long-term agreements with General Motors, we currently operate two facilities with an aggregate of approximately 600 General Motors' employees and reimburse General Motors for the wages of such employees on the basis of our wage structure.

ITEM 2 -- PROPERTIES

     As of December 31, 1998, our operations were conducted through 206 facilities, some of which are used for multiple purposes, including 166 manufacturing facilities, 22 product engineering centers and 6 advanced technology centers, in 28 countries. Our world headquarters is located in Southfield, Michigan. The facilities range in size from 1,500 square feet to 1,000,000 square feet.

     No facility is materially underutilized. Of the 206 existing facilities (which include facilities owned by our less than majority-owned affiliates), 105 are owned and 101 are leased with expiration dates ranging from 1999 through 2007. We believe substantially all of our property and equipment is in good condition and that it has sufficient capacity to meet its current and expected manufacturing and distribution needs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Financial Condition -- Cash Flow."

     The following table presents the locations of the our facilities:

ARGENTINA
Buenos Aires
Cordoba

AUSTRALIA
Adelaide
Brooklyn

AUSTRIA
Koflach

BELGIUM
Houthalen

BRAZIL
Betim
Cacapava
Campo Largo
Diadema
Juiz de For a

CANADA
Ajax
Kitchener
Maple
Mississauga
Oakville
St. Thomas
Whitby
Woodstock

CHINA
Nanchang
Shanghai
Wanchai

CZECH REPUBLIC
Prestice

ENGLAND
Alfredon
Bicester
Colne
Coventry
Dunton
Middlemarch
Nottingham
Nuneaton
Shepperton
Tamworth
Tipton

FRANCE
Meaux

GERMANY
Besigheim
Boblingen
Bremen-Mahndorf
Ebersberg
Eisenach
Gustavsburg
Ingolstadt
Munich
Plattling
Quakenbruck
Rietberg
Sulzbach
Wackersdorf
Wolfsburg

HUNGARY
Gyor
Mor

INDIA
Chenai
Dehli
Gujarat
Mumbai
Nashik

IRELAND
Naas

ITALY
Caivano
Cassino
Dronero
Grugliasco
Ipa
Melfi
Mondovi
Orbassano
Pesaro
Potenza
Pozzilli
Pozzo D'Adda
Protos
Termini Imerese

MEXICO
Cuautitlan
Fuentes
Hermosillo
Ipasa
Juarez
La Cuesta
Naucalpan
Puebla
Ramos Arizpe
Rio Bravo
Saltillo
San Lorenzo
Tlahuac
Toluca

POLAND
Myslowice
Tychy

PORTUGAL
Setubal

RUSSIA
Gaz

SCOTLAND
Washington

SINGAPORE
Singapore

SOUTH AFRICA
Brits
East London
Port Elizabeth

SPAIN
Epila
Logrono
Pamplona

SWEDEN
Arendal
Aviken
Bengtsfors
Dals Langed
Fargelanda
Gnosjo
Goteborg
Ljungby
Tanumshede
Tidaholm
Trollhattan

THAILAND
Bangkok
Khorat
Rayong

TURKEY
Bursa

UNITED STATES
Allen Park, MI
Arlington, TX
Atlanta, GA
Auburn Hills, MI
Bowling Green, OH
Bridgeton, MO
Carlisle, PA
Covington, VA
Dearborn, MI
Detroit, MI
Duncan, SC
El Paso, TX
Elsie, MI
Fenton, MI
Frankfort, IN
Fremont, OH
Grand Rapids, MI
Greencastle, IN
Greensboro, NC
Hammond, IN
Holland, MI
Huron, OH
Janesville, WI
Kansas City, MO
Lansing, MI
Lebanon, OH
Lebanon, VA
Lewistown, PA
Livonia, MI
Lordstown, OH
Louisville, KY
Madisonville, KY
Manteca, CA
Marlette, MI
Marshall, MI
Melvindale, MI
Mendon, MI
Midland, TX
Morristown, TN
New Castle, DE
Newark, DE
Plymouth, MI
Pontiac, MI
Rochester Hills, MI
Romulus, MI
Roscommon, MI
Sheboygan, WI
Sidney, OH
Southfield, MI
Strasburg, VA
Walker, MI
Warren, MI
Wentzville, MO
Winchester, VA

VENEZUELA
Valencia

ITEM 3 -- LEGAL PROCEEDINGS

     We are involved in certain legal actions and claims arising in the ordinary course of business. We do not believe that any of the litigation in which Lear is currently engaged, either individually or in the aggregate, will have a material effect on our consolidated financial position or future results of operations.

     We are subject to various laws, regulations and ordinances which govern activities, such as discharges into the air and water as well as handling and disposal practices for solid and hazardous wastes, and which impose costs and damages associated with spills, disposal or other releases of hazardous substances. We believe that Lear is in substantial compliance with such requirements. We do not believe that we will incur compliance costs pursuant to such requirements that would have a material adverse effect on our consolidated financial position or future results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Environmental Matters."

     We have been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("Superfund"), for the cleanup of contamination from hazardous substances at one Superfund site where liability has not been substantially resolved. We believe that Lear is, or may be, responsible for less than one percent, if any, of the total costs at the Superfund site. We also have been identified as a potentially responsible party at three additional sites where liability has not been substantially resolved. Our expected liability, if any, at these additional sites is not material. We have set aside reserves which we believe are adequate to cover any such liabilities. We believe that such matters will not result in liabilities that will have a material adverse effect on our consolidated financial position or future results of operations.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                    PART II

ITEM 5 -- MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Lear's Common Stock is listed on the New York Stock Exchange under the symbol "LEA." The Transfer Agent and Registrar for Lear's Common Stock is The Bank of New York, located in New York, New York. On March 3, 1999, there were 1,006 holders of record of Lear's Common Stock.

     To date, we have never paid a cash dividend on our Common Stock. Any payment of dividends in the future is dependent upon the financial condition, capital requirements, earnings of the Company and other factors. Also, we are subject to restrictions on the payment of dividends contained in the Credit Agreement, the indentures governing Lear's Subordinated Notes and in certain other contractual obligations. See Note 9, "Long-Term Debt," of the notes to the consolidated financial statements included in this Report.

     The following table sets forth the high and low sales prices per share of Common Stock, as reported by the New York Stock Exchange, for the periods indicated:

                                                                 PRICE RANGE OF
                                                                  COMMON STOCK
                                                                ----------------
               YEAR ENDED DECEMBER 31, 1998:                     HIGH      LOW
               -----------------------------                     ----      ---
4th Quarter.................................................    $43.75    $29.81
3rd Quarter.................................................    $57.25    $34.50
2nd Quarter.................................................    $57.75    $48.25
1st Quarter.................................................    $57.50    $46.25

                                                                 PRICE RANGE OF
                                                                  COMMON STOCK
                                                                ----------------
               YEAR ENDED DECEMBER 31, 1997:                     HIGH      LOW
               -----------------------------                     ----      ---
4th Quarter.................................................    $51.69    $44.94
3rd Quarter.................................................    $50.13    $42.00
2nd Quarter.................................................    $43.13    $33.25
1st Quarter.................................................    $39.88    $33.50

ITEM 6 -- SELECTED FINANCIAL DATA

     The following income statement and balance sheet data were derived from our consolidated financial statements. Our consolidated financial statements for the years ended December 31, 1998, 1997, 1996, 1995, and 1994, have been audited by Arthur Andersen LLP. The selected financial data below should be read in conjunction with our consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Report.

                                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                              --------------------------------------------------------------
                                                               1998(2)        1997         1996         1995         1994
                                                               -------        ----         ----         ----         ----
                                                                                 (DOLLARS IN MILLIONS(1))
OPERATING DATA:
  Net sales.................................................    $9,059.4     $7,342.9     $6,249.1     $4,714.4     $3,147.5
  Gross profit..............................................       861.4        809.4        619.7        403.1        263.6
  Selling, general and administrative expenses..............       337.0        286.9        210.3        139.0         82.6
  Restructuring and other charges...........................       133.0           --           --           --           --
  Amortization of goodwill..................................        49.2         41.4         33.6         19.3         11.4
                                                              ----------   ----------   ----------   ----------   ----------
  Operating income..........................................       342.2        481.1        375.8        244.8        169.6
  Interest expense, net.....................................       110.5        101.0        102.8         75.5         46.7
  Other expense, net(3).....................................        22.3         28.8         19.6         12.0          8.1
                                                              ----------   ----------   ----------   ----------   ----------
  Income before income taxes and extraordinary items........       209.4        351.3        253.4        157.3        114.8
  Income taxes..............................................        93.9        143.1        101.5         63.1         55.0
                                                              ----------   ----------   ----------   ----------   ----------
  Income before extraordinary items.........................       115.5        208.2        151.9         94.2         59.8
  Extraordinary items(4)....................................          --          1.0           --          2.6           --
                                                              ----------   ----------   ----------   ----------   ----------
  Net income................................................     $ 115.5      $ 207.2      $ 151.9      $  91.6      $  59.8
                                                              ==========   ==========   ==========   ==========   ==========
  Diluted income per share before extraordinary items.......       $1.70        $3.05        $2.38        $1.79        $1.26
  Diluted net income per share..............................       $1.70        $3.04        $2.38        $1.74        $1.26
  Actual shares outstanding.................................  66,684,084   66,861,958   65,575,899   56,243,311   46,078,048
  Weighted average shares outstanding(5)....................  68,023,375   68,248,083   63,761,634   52,488,938   47,438,477
BALANCE SHEET DATA:
  Current assets............................................    $2,198.0     $1,614.9     $1,347.4     $1,207.2      $ 818.3
  Total assets..............................................     5,677.3      4,459.1      3,816.8      3,061.3      1,715.1
  Current Liabilities.......................................     2,497.5      1,854.0      1,499.3      1,276.0        981.2
  Long-term debt............................................     1,463.4      1,063.1      1,054.8      1.038.0        418.7
  Stockholders' Equity......................................     1,300.0      1,207.0      1,018.7        580.0        213.6
  Total capitalization......................................     2,832.6      2,304.2      2,066.1      1,610.7        686.3
OTHER DATA:
  EBITDA(6).................................................     $ 561.9      $ 665.5      $ 518.1      $ 336.8      $ 225.7
  Capital expenditures......................................     $ 351.4      $ 187.9      $ 153.8      $ 110.7      $ 103.1
  Net debt to total capitalization..........................        54.1%        47.6%        50.7%        64.0%        68.9%
  Employees at year end.....................................      65,316       51,025       43,902       35,557       24,749
  Number of facilities(7)...................................         206          179          148          107           79
  North American content per vehicle(8).....................     $   369      $   320      $   292      $   227      $   169
  Western Europe content per vehicle(9).....................     $   176      $   123      $   109      $    92      $    44

-------------------------
(1) Except per share data, weighted average shares outstanding, number of facilities, North American content per vehicle, North American vehicle production, Western Europe content per vehicle and Western Europe vehicle production.

(2) Results include the effect of the $133 million restructuring and other charges ($92.5 million or $1.36 per diluted share, after tax).

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

(9) "Western Europe content per vehicle" is the Company's net sales in Western Europe divided by total Western Europe vehicle production.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     Our sales have grown rapidly from $2.0 billion in the year ended December 31, 1993 to $9.1 billion in the year ended December 31, 1998. One major source of this growth has been the implementation of a strategic acquisition plan to capitalize on the outsourcing and supplier consolidation trends in the automotive industry. As a result of this plan, we have completed twelve acquisitions that have contributed to sales growth of more than 350% over this five-year period. Also, in part due to these acquisitions, in the fourth quarter of 1998, we developed and began to implement a global restructuring plan. The primary purposes of this restructuring plan were to lower our cost structure and improve our long-term competitive position.

     As a result of this restructuring plan, we recorded pre-tax charges of $133 million, or $1.37 per share, in the fourth quarter of 1998. The significant activities that resulted in the charges were as follows:

          Consolidation of European Operations. We have developed plans to take advantage of opportunities to achieve synergies in and consolidate activities of our European operations. As part of these plans, fifteen of our manufacturing facilities will be closed, and the operations that were being performed within these facilities will be moved to other European locations. The types of costs which comprise the restructuring and other charges include severance costs, lease cancellation charges, fixed asset write-downs and government grant repayments.

          Consolidation of North and South American Operations. We have implemented a plan to consolidate certain manufacturing and administrative functions in North and South America. As of December 31, 1998, we had notified approximately 1,100 employees that their positions were being eliminated and had also presented these employees with the severance package that they will receive.

          Evaluation of Long-Lived Assets. We have reevaluated the carrying value of our long-lived assets as a result of changes in the economic condition of certain countries in which we operate and the consolidation of certain of our operations in North and South America. We determined that the carrying values of these assets were impaired because the separately identifiable, anticipated, undiscounted future cash flows from such assets were less than their respective carrying values. The resulting charges represent the excess of the carrying values of such assets over future discounted cash flows.

     For more details relating to the $133 million restructuring and other charges, see Note 3 to our Consolidated Financial Statements. We have excluded the impact of the restructuring and other charges from the following management's discussion and analysis, unless otherwise noted. We believe that the results of operations before these charges are the most meaningful representation of our performance for the periods presented.

RESULTS OF OPERATIONS

  YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

     For the seventeenth consecutive year, we achieved record sales. Net sales in the year ended December 31, 1998 were $9.1 billion, exceeding 1997 net sales by $1.7 billion, or 23.4%. Net sales in the current year benefited from acquisitions, which collectively accounted for $1.2 billion of the increase, and a combination of new business and product content increases in North America and Europe. Partially offsetting this increase in sales were unfavorable exchange rate fluctuations in North America, Europe and South America and the adverse impact of the General Motors work stoppage in North America.

     Gross profit and gross margin were $861 million and 9.5% in 1998 as compared to $809 million and 11.0% in 1997. Gross profit in the current year reflects the contribution of acquisitions, new sport utility and truck programs in North America and established seat programs in Germany and Italy. The General Motors work stoppage in North America, new program and facility costs in Europe and the Asia/Pacific Rim region and economic conditions in South America partially offset the increase in gross profit and resulted in a lower gross margin.

     Selling, general and administrative expenses, including research and development, as a percentage of net sales decreased to 3.7% in the year ended December 31, 1998 as compared to 3.9% in the previous year. The increase in actual expenditures in comparison to 1997 was due to the inclusion of operating expenses incurred as a result of acquisitions as well as research, development and administrative expenses necessary to support established and potential business opportunities.

     Including the $133 million restructuring and other charges, operating income and operating margin were $342 million and 3.8% in the year ended December 31, 1998 as compared to $481 million and 6.6% in the year ended December 31, 1997. Excluding the $133 million restructuring and other charges, operating income and operating margin in the current year were $475 million and 5.2%. Operating income in the current year reflects the contribution of acquisitions and new programs. Offsetting the increase in operating income were the the General Motors work stoppage, reduced market demand for certain mature programs and increased engineering and administrative support expenses associated with the expansion of domestic and international business. The decrease in operating margin is due to the dilutive impact of acquisitions and new program and facility costs in Europe and the Asia/Pacific Rim region. Non-cash depreciation and amortization charges were $220 million and $184 million for the years ended December 31, 1998 and 1997, respectively.

     Interest expense in 1998 increased by $10 million over 1997 to $111 million. Interest incurred to finance 1998 acquisitions was partially offset by savings from the redemption of our 11 1/4% senior subordinated notes in July 1997. We also benefited from reduced interest rates in the United States and in Europe, as higher rate European currencies converged into the lower rate eurodollar.

     Other expenses, which include state and local taxes, foreign currency exchange, minority interests in consolidated subsidiaries, equity in net income of affiliates and other non-operating expenses, decreased to $22 million in 1998, as compared to $29 million in 1997, as the benefit of reduced state and local taxes more than offset increased minority interest expense in consolidated subsidiaries at our South African operations.

     Including the $133 million restructuring and other charges, net income for the year ended December 31, 1998 was $115 million, or $1.70 per share, as compared to $207 million, or $3.04 per share, for the year ended December 31, 1997. Excluding the restructuring and other charges, net income in the current year was $208 million, or $3.06 per share. In 1998, the General Motors work stoppage also reduced our earnings. Without the restructuring and other charges, the provision for income taxes in 1998 was $134 million, an effective tax rate of 39.3%, as compared to $143 million, an effective tax rate of 40.7%, in the previous year.

  YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

     We achieved record sales in 1997 for the sixteenth consecutive year. Net sales of $7.3 billion in the year ended December 31, 1997 exceeded 1996 net sales by $1.1 billion, or 17.5%. Net sales in 1997 benefited from acquisitions, which collectively accounted for $.8 billion of the increase, new business introduced in North America, South America and Europe and incremental volume and content increases on established programs. $.2 billion of unfavorable foreign currency exchange partially offset this increase in sales.

     Gross profit and gross margin improved to $809 million and 11.0% in 1997 as compared to $620 million and 9.9% in 1996. Gross profit in 1997 reflects the contribution of acquisitions and the overall growth in industry build schedules on passenger car and truck programs by domestic and foreign automotive manufacturers.

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

     Operating income and operating margin were $481 million and 6.6% in the year ended December 31, 1997 as compared to $376 million and 6.0% in the year ended December 31, 1996. In 1997, operating income benefited from increased revenue from domestic and foreign automotive manufacturers on new and existing car and light truck programs coupled with the benefits derived from acquisitions. Partially offsetting the increase in operating income were engineering and administrative support expenses associated with the expansion of domestic and international business. Non-cash depreciation and amortization charges were $184 million and $142 million for the years ended December 31, 1997 and 1996, respectively.

     For the year ended December 31, 1997, interest expense decreased in comparison to prior year primarily as a result of savings generated from the redemption of our 11 1/4% senior subordinated notes in July 1997, reduced interest rates in certain currencies and the improvement of our interest coverage ratio, which triggered a reduction in the borrowing rate under our senior revolving credit facility. Partially offsetting the above was interest incurred on borrowings to finance acquisitions.

     Other expenses, which include state and local taxes, foreign currency exchange, minority interests in consolidated subsidiaries, equity in net income of affiliates and other non-operating expenses, increased to $29 million in 1997 from $20 million in 1996 due to foreign currency exchange losses at our North American and Asia/Pacific Rim operations and to an increase in the provision for state and local taxes, which were partially offset by higher equity in net income of affiliates.

     Net income for the year ended December 31, 1997 was $207 million, or $3.04 per share, as compared to $152 million, or $2.38 per share, for the year ended December 31, 1996. The increase in net income was primarily due to increased sales from new and existing car and light truck programs and acquisitions. The provision for income taxes in 1997 was $143 million, an effective tax rate of 40.7%, as compared to $102 million, an effective tax rate of 40.1%, in the previous year. The increase in rate is largely the result of the increase in goodwill amortization in addition to changes in operating performance and related income levels among the various tax jurisdictions. Diluted net income per share increased in 1997 by 27.7% despite an increase in the diluted shares outstanding of approximately 4.5 million shares.

LIQUIDITY AND FINANCIAL CONDITION

  Cash Flow

     Cash flows from operating activities were strong in 1998, notwithstanding the effect of the General Motors work stoppage. Net income, excluding the restructuring and other charges, increased slightly to $208 million. Operating activities generated $285 million of cash flow in 1998 and $449 million in 1997. Non-cash depreciation and goodwill amortization charges of $220 million in 1998 were partially offset by recoverable customer engineering and tooling required to support new programs and acquisitions.

     The net change in working capital declined from a source of $100 million in 1997 to a source of $62 million in 1998 due primarily to increased accounts receivable and inventory associated with the 23% increase in sales activity. Inventory turns improved in 1998, while accounts receivable sales days and materials days outstanding remained consistent with the prior year.

     Net cash used in investing activities increased from $520 million in 1997 to $678 million in 1998, primarily due to investments in property, plant and equipment. Capital expenditures increased from $188 million in 1997 to $351 million in 1998 as a result of new programs, on-going capital programs at acquired companies, information systems and the expansion of facilities worldwide to accommodate new and existing interior system programs. We currently anticipate capital expenditures for 1999 of approximately $300 million.

  Capitalization

     In May 1998, we entered into an amendment to our senior revolving credit facility (the "Credit Agreement"), which increased total borrowing availability from $1.8 billion to $2.1 billion and eliminated the pledge of subsidiary stock that secured the facility. As of December 31, 1998, we had $970 million outstanding under the Credit Agreement and $60 million committed under outstanding letters of credit, resulting in approximately $1.1 billion unused and available credit. The Credit Agreement matures on September 30, 2001 and may be used for general corporate purposes.

     Aggregate financing of $328 million for the Chapman, Pianfei, Strapazzini and Delphi Seating acquisitions was provided by borrowings under the Credit Agreement. This acquisition activity significantly contributed to our increase in total net debt to total capitalization from 47.6% at December 31, 1997 to 54.1% at December 31, 1998.

     In addition to debt outstanding under the Credit Agreement, we had $592 million of debt outstanding as of December 31, 1998, consisting primarily of $336 million of subordinated notes due between 2002 and 2006.

     In December 1997, we filed a $400 million universal shelf registration statement, under which a variety of senior and subordinated debt instruments can be issued. The registration statement was declared effective in January 1998 by the Securities and Exchange Commission and improves our flexibility to issue debt securities to finance the replacement of existing subordinated notes, to reduce borrowings under the Credit Agreement, to fund acquisitions or for general corporate purposes.

     On February 10, 1999, Moody's Investors Service ("Moody's") upgraded its ratings for our $400 million shelf registration to (P)Baa3 for senior notes,
(P)Ba1 for senior subordinated notes and (P)Ba2 for subordinated notes and upgraded to Ba2 our outstanding 8 1/4% and 9 1/2% subordinated notes. At the same time, Moody's confirmed the investment grade credit rating of Baa3 for our Credit Agreement. Standard and Poor's Corporation has maintained its BBB-investment grade corporate credit rating and its BB+ subordinated note rating for our debt.

     In September 1998, we purchased 500,000 shares of our outstanding common stock at an average purchase price of $36.50 per share. On July 15, 1997, we redeemed $125 million in aggregate principal amount of our 11 1/4% senior subordinated notes due 2000 at par with borrowings under the Credit Agreement.

     We believe that cash flows from operations and available credit facilities will be sufficient to meet our anticipated debt service obligations, projected capital expenditures and working capital requirements.

  Market Risk Sensitivity

     In the normal course of business, we are exposed to market risk associated with fluctuations in foreign exchange rates and interest rates. We conservatively manage these risks through the use of derivative financial instruments in accordance with management's guidelines.

     We enter into all hedging transactions for periods consistent with the underlying exposures. We do not enter into derivative instruments for trading purposes.

     Foreign Exchange. We enter into foreign currency forward contracts and foreign currency option contracts to protect ourselves from adverse currency rate fluctuations on foreign currency commitments. These commitments are generally for terms of less than one year. The foreign currency contracts are executed with banks that we believe are creditworthy and are denominated in currencies of major industrialized countries. The gains and losses relating to the foreign currency forward and option contracts are deferred and included in the measurement of the foreign currency transaction subject to the hedge. We believe that any gain or loss incurred on foreign currency forward contracts is offset by the direct effects of currency movements on the underlying transactions.

     We have performed a quantitative analysis of our overall currency rate exposure at December 31, 1998. Based on this analysis, a 10% change in currency rates would not have a material effect on our earnings.

     Interest Rates. We use a combination of fixed rate debt and interest rate swaps to manage our exposure to interest rate movements. Our exposure as a result of variable interest rates relates primarily to outstanding floating rate debt instruments that are indexed to U.S. or European Monetary Union short-term money market rates. We use interest rate swap agreements to convert variable rate debt to fixed rate debt. Net interest payments or receipts from interest rate swaps are recorded as adjustments to interest expense in our consolidated statements of income on an accrual basis.

     We have performed a quantitative analysis of our overall interest rate exposure at December 31, 1998. Based on this analysis, a 10% change in the average cost of our variable rate debt would not have a material effect on our earnings.

     Additional information relating to our outstanding financial instruments is included in Notes 9 (Long-Term Debt) and 15 (Financial Instruments) to our Consolidated Financial Statements.

  Subsequent Event

     On March 16, 1999, the Company entered into a definitive purchase agreement to acquire UT Automotive, Inc., a wholly-owned subsidiary of United Technologies Corporation, for $2.3 billion. UT Automotive is a leading supplier of electrical, electronic, motor, and interior products and systems to the global automotive industry. Headquartered in Dearborn, Michigan, UT Automotive has annual sales of approximately $3 billion, 44,000 employees and 90 facilities located in 18 countries. In connection with the pending UT Automotive acquisition, the Company has obtained a commitment from The Chase Manhattan Bank to provide the additional financing required to fund the acquisition. Consummation of the acquisition is contingent upon expiration or termination of any applicable waiting periods under the federal Hart-Scott-Rodino Antitrust Improvements Act.

OTHER MATTERS

  Environmental Matters

     We are subject to local, state, federal and foreign laws, regulations and ordinances, which govern activities or operations that may have adverse environmental effects and which impose liability for the costs of cleaning up certain damages resulting from past spills, disposal or other releases of hazardous substances. Our policy is to comply with all applicable environmental laws and maintain procedures to ensure compliance. However, we have been, and in the future may become, the subject of formal or informal enforcement actions or procedures. We currently are engaged in the cleanup of hazardous substances at certain sites owned, leased or operated by us, including soil and groundwater cleanup at our facility in Mendon, Michigan. We believe that we will not incur compliance costs or cleanup costs at our facilities with known contamination that would have a material adverse effect on our consolidated financial position or future results of operations.

     We have been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("Superfund"), for the cleanup of contamination from hazardous substances at one Superfund site where liability has not been completely determined. We also have been identified as a potentially responsible party at three additional sites. We believe that we are, or may be, responsible for less than one percent, if any, of the total costs at the Superfund site. Expected liability, if any, at the three additional sites is not material.

  Inflation and Accounting Policies

     Our contracts with our major customers generally provide for an annual productivity price reduction and provide for the recovery of increases in material and labor costs in some instances. Cost reductions through design changes, increased productivity and similar programs with our suppliers generally have offset changes in selling prices. Our cost structure is comprised of a high percentage of variable costs. We believe that this structure provides us with additional flexibility during economic cycles.

     During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999. It requires all derivative instruments to be recorded in the balance sheet at their fair value. Changes in the fair value of derivative instruments are required to be recorded each period in current earnings or accumulated other comprehensive income, depending on whether the derivative instruments are designated as part of a hedge transaction. We do not expect the effects of adoption to be significant.

  Year 2000

     We are currently working to resolve the potential impact of the year 2000 ("Y2K") on the processing of time-sensitive information by our computerized information systems. Any of our programs that have time-sensitive software may recognize the year "00" as 1900 rather than as 2000. This could result in miscalculations, classification errors or system failures.

     State of Readiness. In 1996, we began a Y2K program to assess the impact of Y2K issues on the software and hardware used in our operations. We have identified various areas to focus our Y2K compliance efforts. These areas include business computer systems, manufacturing and warehousing systems, end-user computing, technical infrastructure and environmental systems, research and development facilities and supplier and service provider systems. Our Y2K program phases include assessment and planning, remediation, testing and implementation.

     For business, manufacturing and end-user systems, we are in the process of remediation. We are utilizing internal personnel as well as third-party services to assist in our efforts. At many sites, particularly in Europe, we are implementing new Y2K compliant systems. We have corrected, or are in the process of correcting, Y2K issues at many other sites. We also are reviewing our technical infrastructure and environmental systems and R&D facilities on a site-by-site basis, many times with the aid of equipment manufacturers. Most of the systems used in these areas are new and Y2K compliant. Others will be replaced as part of our ongoing site upgrade program. Among our supplier base, we are monitoring the progress of each of our key suppliers with questionnaires and site reviews, where appropriate, along with the aid of industry information. We will make a determination of the appropriate level of dependence among our supplier base.

     Y2K Costs. Based on current estimates, we do not expect costs of addressing the Y2K issue to have a material adverse effect on our financial position, results of operations or cash flows in future periods. We currently estimate that our historical and future costs will be $10 to $20 million for Y2K compliance. This includes $5 to $10 million directly attributable to correcting non-compliant systems and another $5 to $10 million for ongoing system improvements which will be Y2K compliant. We will have incurred these costs over the period from mid-1996 through the end of 1999. Although we have not specifically identified Y2K remediation costs in the past, we estimate our Y2K expenditures incurred through December 31, 1998 have been approximately $4 million. Y2K projects have not materially deferred our implementation of other information technology projects.

     Y2K Risks. Our reasonable worst-case scenario with respect to the Y2K issue is the failure of a key system that causes shipments of our products to customers to be temporarily interrupted. This could result in our missing build schedules with our customers, which in turn could lead to lost sales and profits for us and our customers. We have been given a "low" risk assessment for Y2K non-compliance by domestic automobile manufacturers, who collectively represented over 60% of our 1998 sales.

     Contingency Plans. As a part of our Y2K strategy, contingency plans are being developed site-by-site, and any systems requiring remediation will have one or more contingency plans. All plans will be documented and will be executed accordingly, if necessary. In addition, supplier site audits are to be performed in 1999.

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that any forward-looking statements, including statements regarding our intent, belief or current expectations, are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in forward-looking statements as a result of various factors including, but not limited to:

     - general economic conditions in the markets in which we operate,

     - fluctuation in worldwide or regional automobile and light truck production,

     - labor disputes involving us or our significant customers,

     - changes in practices and/or policies of our significant customers toward outsourcing automotive components and systems,

     - fluctuations in currency exchange rates and

     - other risks detailed from time to time in our Securities and Exchange Commission filings.

     We do not intend to update these forward-looking statements.

ITEM 8 -- CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
Report of Independent Public Accountants....................     26
Consolidated Balance Sheets as of December 31, 1998 and
  1997......................................................     27
Consolidated Statements of Income for the years ended
  December 31, 1998, 1997 and 1996..........................     28
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1998, 1997 and 1996..............     29
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996..........................     30
Notes to Consolidated Financial Statements..................     31

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Lear Corporation:

     We have audited the accompanying consolidated balance sheets of LEAR CORPORATION AND SUBSIDIARIES ("the Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                          /S/ ARTHUR ANDERSEN LLP

Detroit, Michigan,
  January 29, 1999 (except with respect to the matter discussed in Note 17, as to which the date is March 16, 1999).

                          CONSOLIDATED BALANCE SHEETS

                       LEAR CORPORATION AND SUBSIDIARIES

                                                                     DECEMBER 31,
                                                                -----------------------
                                                                  1998           1997
                                                                  ----           ----
                                                                     (IN MILLIONS,
                                                                  EXCEPT SHARE DATA)
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $   30.0       $   12.9
  Accounts receivable, net of reserves of $16.0 in 1998 and
     $14.7 in 1997..........................................     1,373.9        1,065.8
  Inventories...............................................       349.6          231.4
  Recoverable customer engineering and tooling..............       221.4          152.6
  Other.....................................................       223.1          152.2
                                                                --------       --------
     Total current assets...................................     2,198.0        1,614.9
                                                                --------       --------
LONG-TERM ASSETS:
  Property, plant and equipment, net........................     1,182.3          939.1
  Goodwill, net.............................................     2,019.8        1,692.3
  Other.....................................................       277.2          212.8
                                                                --------       --------
     Total long-term assets.................................     3,479.3        2,844.2
                                                                --------       --------
                                                                $5,677.3       $4,459.1
                                                                ========       ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings.....................................    $   82.7       $   37.9
  Accounts payable and drafts...............................     1,600.8        1,186.5
  Accrued liabilities.......................................       797.5          620.5
  Current portion of long-term debt.........................        16.5            9.1
                                                                --------       --------
     Total current liabilities..............................     2,497.5        1,854.0
                                                                --------       --------
LONG-TERM LIABILITIES:
  Deferred national income taxes............................        39.0           61.7
  Long-term debt............................................     1,463.4        1,063.1
  Other.....................................................       377.4          273.3
                                                                --------       --------
     Total long-term liabilities............................     1,879.8        1,398.1
                                                                --------       --------
STOCKHOLDERS' EQUITY:
  Common Stock, par value $.01 per share, 150,000,000 shares authorized and 67,194,314 and 66,872,188 shares issued
     at December 31,1998 and 1997, respectively.............          .7             .7
  Additional paid-in capital................................       859.3          851.9
  Notes receivable from sale of common stock................         (.1)           (.1)
  Common stock held in treasury, 510,230 and 10,230 shares
     at December 31, 1998 and 1997, respectively, at cost...       (18.3)           (.1)
  Retained earnings.........................................       504.7          401.3
  Accumulated other comprehensive income....................       (46.3)         (46.7)
                                                                --------       --------
     Total stockholders' equity.............................     1,300.0        1,207.0
                                                                --------       --------
                                                                $5,677.3       $4,459.1
                                                                ========       ========

 The accompanying notes are an integral part of these consolidated statements.

                       CONSOLIDATED STATEMENTS OF INCOME

                       LEAR CORPORATION AND SUBSIDIARIES

                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                                ------------------------------------
                                                                  1998          1997          1996
                                                                  ----          ----          ----
                                                                (IN MILLION, EXCEPT PER SHARE DATA)
Net sales...................................................    $9,059.4      $7,342.9      $6,249.1
Cost of sales...............................................     8,198.0       6,533.5       5,629.4
Selling, general and administrative expenses................       337.0         286.9         210.3
Restructuring and other charges.............................       133.0            --            --
Amortization of goodwill....................................        49.2          41.4          33.6
                                                                --------      --------      --------
  Operating income..........................................       342.2         481.1         375.8
Interest expense............................................       110.5         101.0         102.8
Other expense, net..........................................        16.9          34.3          19.6
                                                                --------      --------      --------
  Income before provision for national income taxes,
     minority interests in consolidated subsidiaries, equity
     in net income of affiliates and extraordinary item.....       214.8         345.8         253.4
Provision for national income taxes.........................        93.9         143.1         101.5
Minority interests in consolidated subsidiaries.............         6.9           3.3           4.0
Equity in net income of affiliates..........................        (1.5)         (8.8)         (4.0)
                                                                --------      --------      --------
  Income before extraordinary item..........................       115.5         208.2         151.9
Extraordinary loss on early extinguishment of debt..........          --            --          (1.0)
                                                                --------      --------      --------
Net income..................................................    $  115.5      $  207.2      $  151.9
                                                                ========      ========      ========
Basic net income per share:
  Income before extraordinary item..........................       $1.73         $3.14         $2.51
  Extraordinary loss........................................          --          (.01)           --
                                                                --------      --------      --------
Basic net income per share..................................       $1.73         $3.13         $2.51
                                                                ========      ========      ========
Diluted net income per share:
  Income before extraordinary item..........................       $1.70         $3.05         $2.38
  Extraordinary loss........................................          --          (.01)           --
                                                                --------      --------      --------
Diluted net income per share................................       $1.70         $3.04         $2.38
                                                                ========      ========      ========

 The accompanying notes are an integral part of these consolidated statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       LEAR CORPORATION AND SUBSIDIARIES

                                                                          DECEMBER 31,
                                                                --------------------------------
                                                                  1998        1997        1996
                                                                  ----        ----        ----
                                                                (IN MILLIONS, EXCEPT SHARE DATA)
COMMON STOCK
Balance at beginning of period..............................    $     .7    $     .7    $     .6
Sale of common stock (Note 5)...............................          --          --          .1
                                                                --------    --------    --------
Balance at end of period....................................    $     .7    $     .7    $     .7
                                                                ========    ========    ========
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period..............................    $  851.9    $  834.5    $  559.1
Sale of common stock (Note 5)...............................          --          --       242.7
Stock options exercised.....................................         3.4         8.4         6.7
Stock options cancelled.....................................          --        (5.8)         --
Tax benefit of stock options exercised......................         4.0        14.8        17.0
Conversion of Masland stock options.........................          --          --         9.0
                                                                --------    --------    --------
Balance at end of period....................................    $  859.3    $  851.9    $  834.5
                                                                ========    ========    ========
NOTES RECEIVABLE FROM SALE OF COMMON STOCK
Balance at beginning of period..............................    $    (.1)   $    (.6)   $    (.9)
Repayment of stockholders' notes receivable.................          --          .5          .3
                                                                --------    --------    --------
Balance at end of period....................................    $    (.1)   $    (.1)   $    (.6)
                                                                ========    ========    ========
TREASURY STOCK
Balance at beginning of period..............................    $    (.1)   $    (.1)   $    (.1)
Purchases, 500,000 shares at an average price of $36.50 per
  share.....................................................       (18.2)         --          --
                                                                --------    --------    --------
Balance at end of period....................................    $  (18.3)   $    (.1)   $    (.1)
                                                                ========    ========    ========
RETAINED EARNINGS
Balance at beginning of period..............................    $  401.3    $  194.1    $   42.2
Net income..................................................       115.5       207.2       151.9
Net loss from change in consolidation policy (Note 1).......       (12.1)         --          --
                                                                --------    --------    --------
Balance at end of period....................................    $  504.7    $  401.3    $  194.1
                                                                ========    ========    ========
ACCUMULATED OTHER COMPREHENSIVE INCOME
Minimum Pension Liability
Balance at beginning of period..............................    $    (.5)   $   (1.0)   $   (3.5)
Minimum pension liability adjustment........................       (11.3)         .5         2.5
                                                                --------    --------    --------
Balance at end of period....................................    $  (11.8)   $    (.5)   $   (1.0)
                                                                ========    ========    ========
CUMULATIVE TRANSLATION ADJUSTMENTS
Balance at beginning of period..............................    $  (46.2)   $   (8.9)   $  (17.4)
Cumulative translation adjustments..........................        11.7       (37.3)        8.5
                                                                --------    --------    --------
Balance at end of period....................................    $  (34.5)   $  (46.2)   $   (8.9)
                                                                --------    --------    --------
Accumulated other comprehensive income......................    $  (46.3)   $  (46.7)   $   (9.9)
                                                                --------    --------    --------
TOTAL STOCKHOLDERS' EQUITY..................................    $1,300.0    $1,207.0    $1,018.7
                                                                ========    ========    ========
COMPREHENSIVE INCOME
Net income..................................................    $  115.5    $  207.2    $  151.9
Net loss from change in consolidation policy, including tax
  of $1.2 (Note 1)..........................................       (12.1)         --          --
Minimum pension liability adjustment, net of tax of $6.1,
  $(.2) and $(1.3) in 1998, 1997 and 1996, respectively.....       (11.3)         .5         2.5
Cumulative translation adjustments..........................        11.7       (37.3)        8.5
                                                                --------    --------    --------
Comprehensive income........................................    $  103.8    $  170.4    $  162.9
                                                                ========    ========    ========

 The accompanying notes are an integral part of these consolidated statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                       LEAR CORPORATION AND SUBSIDIARIES

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  1998        1997        1996
                                                                  ----        ----        ----
                                                                         (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................    $ 115.5     $ 207.2     $ 151.9
Adjustments to reconcile net income to net cash provided by
  operating activities --
  Depreciation and amortization of goodwill.................      219.7       184.4       142.3
  Postretirement benefits accrued, net......................       15.3         8.5         6.9
  Loss on long-lived assets.................................       33.2          --          --
  Net loss from change in consolidation policy (Note 1).....      (12.1)         --          --
  Recoverable customer engineering and tooling, net.........     (119.1)      (48.4)      (35.3)
  Extraordinary loss........................................         --         1.0          --
  Other, net................................................      (28.9)       (3.7)      (19.1)
  Net change in working capital items.......................       61.8       100.4       215.9
                                                                -------     -------     -------
     Net cash provided by operating activities..............      285.4       449.4       462.6
                                                                -------     -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment..................     (351.4)     (187.9)     (153.8)
Acquisitions................................................     (328.2)     (332.2)     (529.0)
Other, net..................................................        1.8          .4         1.1
                                                                -------     -------     -------
     Net cash used in investing activities..................     (677.8)     (519.7)     (681.7)
                                                                -------     -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term revolving credit borrowings, net (Note 9).........      317.0       136.9      (211.3)
Other long-term debt borrowings, net........................       58.3      (133.0)      203.6
Short-term borrowings, net..................................       43.2        24.2        (7.5)
Proceeds from sale of common stock, net.....................        3.4         8.4       249.5
Purchase of treasury stock, net.............................      (18.2)         --          --
Increase (decrease) in drafts...............................      (19.9)        2.2       (29.5)
Other, net..................................................         --          .3        (3.2)
                                                                -------     -------     -------
     Net cash provided by financing activities..............      383.8        39.0       201.6
                                                                -------     -------     -------
Effect of foreign currency translation......................       25.7        18.2         9.4
                                                                -------     -------     -------
NET CHANGE IN CASH AND CASH EQUIVALENTS.....................       17.1       (13.1)       (8.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............       12.9        26.0        34.1
                                                                -------     -------     -------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................    $  30.0     $  12.9     $  26.0
                                                                =======     =======     =======
CHANGES IN WORKING CAPITAL, NET OF EFFECTS OF ACQUISITIONS:
Accounts receivable, net....................................    $(218.6)    $ (72.7)    $  42.5
Inventories.................................................      (59.9)      (10.3)       30.9
Accounts payable............................................      322.1       150.4        52.7
Accrued liabilities and other...............................       18.2        33.0        89.8
                                                                -------     -------     -------
Net change in working capital items.........................    $  61.8     $ 100.4     $ 215.9
                                                                =======     =======     =======
SUPPLEMENTARY DISCLOSURE:
Cash paid for interest......................................     $109.0      $109.3       $97.0
                                                                =======     =======     =======
Cash paid for income taxes..................................     $119.9      $ 91.9       $74.3
                                                                =======     =======     =======

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

     The Company and its affiliates are involved in the design and manufacture of interior systems and components for automobiles and light trucks. The Company's main customers are automotive original equipment manufacturers. The Company operates facilities worldwide (Note 14). Effective December 31, 1998, certain international operating facilities, which had previously been included in the consolidated financial statements based on fiscal years ending November 30, are now included in the consolidated financial statements based on fiscal years ending December 31. Net sales at these international facilities for December 1998 were $339.9 million, and the December 1998 net loss from these international facilities was charged to retained earnings.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories are comprised of the following (in millions):

                                                                   DECEMBER 31,
                                                                ------------------
                                                                 1998        1997
                                                                 ----        ----
Raw materials...............................................    $253.9      $165.7
Work-in-process.............................................      23.8        22.5
Finished goods..............................................      71.9        43.2
                                                                ------      ------
Inventories.................................................    $349.6      $231.4
                                                                ======      ======

  Recoverable Customer Engineering and Tooling

     Costs incurred for certain engineering and tooling projects for which the Company will receive customer recovery are capitalized and classified as either recoverable customer engineering and tooling or other long-term assets, dependent upon when recovery is anticipated. Provisions for losses are provided at the time the Company anticipates engineering and tooling costs will exceed anticipated customer recovery.

  Property, Plant and Equipment

     Property, plant and equipment is stated at cost. Depreciable property is depreciated over the estimated useful lives of the assets, using principally the straight-line method as follows:

Buildings and improvements..................................    20 to 25 years
Machinery and equipment.....................................    5 to 15 years

                       LEAR CORPORATION AND SUBSIDIARIES

     A summary of property, plant and equipment is shown below (in millions):

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1998          1997
                                                                ----          ----
Land......................................................    $   70.6      $   60.5
Buildings and improvements................................       429.6         345.9
Machinery and equipment...................................     1,197.8         919.4
Construction in progress..................................        78.4          54.8
                                                              --------      --------
Total property, plant and equipment.......................     1,776.4       1,380.6
Less -- accumulated depreciation..........................      (594.1)       (441.5)
                                                              --------      --------
Net property, plant and equipment.........................    $1,182.3      $  939.1
                                                              ========      ========

  Goodwill

     Goodwill is amortized on a straight-line basis over 40 years. Accumulated amortization of goodwill amounted to $206.3 million and $156.9 million at December 31, 1998 and 1997, respectively.

  Long Term Assets

     The Company complies with Statement of Financial Accounting Standards ("SFAS") No. 121, "Recognition of Impairment of Long-Lived Assets." In accordance with this statement, the Company reevaluates the carrying values of its long-term assets whenever circumstances arise which call into question the recoverability of such carrying values. The evaluation takes into account all future estimated cash flows from the use of assets, with an impairment being recognized if the evaluation indicates that the future cash flows will not be greater than the carrying value. An impairment charge of $33.2 million was recognized in 1998 in connection with the restructuring (Note 3).

  Research and Development

     Costs incurred in connection with the development of new products and manufacturing methods to the extent not recoverable from the Company's customers are charged to selling, general and administrative expenses as incurred. These costs amounted to $116.6 million, $90.4 million and $70.0 million for the years ended December 31, 1998, 1997 and 1996, respectively.

  Foreign Currency Translation

     With the exception of foreign subsidiaries operating in highly inflationary economies, which are measured in U.S. dollars, assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the end of the period. Revenues and expenses of foreign subsidiaries are translated using an average of exchange rates in effect during the period. Translation adjustments that arise from translating a foreign subsidiary's financial statements from the functional currency to U.S. dollars are reflected in accumulated other comprehensive income in the consolidated balance sheets.

     Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those transactions which operate as a hedge of a foreign currency investment position, are included in the results of operations as incurred.

  Use of Estimates

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of

                       LEAR CORPORATION AND SUBSIDIARIES
assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Generally, assets and liabilities subject to estimation and judgment include amounts related to unsettled pricing discussions with customers and suppliers, pension and other postretirement costs (Note 11), plant consolidation and reorganization reserves (Note 3), self-insurance accruals, asset valuation reserves and accruals related to litigation and environmental remediation costs. Management does not believe that the ultimate settlement of any such assets or liabilities will materially affect the Company's financial position or future results of operations.

  Net Income Per Share

     Basic net income per share is computed using the weighted average common shares outstanding during the period. Diluted net income per share is computed using the average share price during the period when calculating the dilutive effect of stock options. Shares outstanding were as follows:

                                                 FOR THE YEAR ENDED DECEMBER 31,
                                              --------------------------------------
                                                 1998          1997          1996
                                                 ----          ----          ----
Weighted average common shares
  outstanding...............................  66,947,135    66,304,770    60,485,696
Dilutive effect of stock options............   1,076,240     1,943,313     3,275,938
                                              ----------    ----------    ----------
Diluted shares outstanding..................  68,023,375    68,248,083    63,761,634
                                              ==========    ==========    ==========

  Comprehensive Income

     During 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income. Comprehensive income is defined as all changes in a Company's net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded to equity are included in comprehensive income. Prior years have been restated to conform to the requirements of SFAS No. 130.

  Reclassifications

     Certain items in prior years' financial statements have been reclassified to conform with the presentation used in the year ended December 31, 1998.

(3) RESTRUCTURING AND OTHER CHARGES

     In the fourth quarter of 1998, the Company began to implement a restructuring plan designed to lower its cost structure and improve the long-term competitive position of the Company. As a result of this restructuring plan, the Company recorded pre-tax charges of $133.0 million, consisting of $110.5 million of restructuring charges and $22.5 million of other charges. Included in this total are the costs to consolidate the Company's European operations of $78.9 million, charges resulting from the consolidation of certain manufacturing and administrative operations in North and South America of $31.6 million, other asset impairment charges of $15.0 million and contract termination fees and other of $7.5 million.

     The majority of the European countries in which the Company operates have statutory requirements with regards to the minimum severance payments that must be made to employees upon termination. The Company has accrued $37.7 million of severance costs for approximately 210 salaried and 1,040 hourly employees under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," at December 31, 1998, as the Company anticipates this is the minimum aggregate severance payments that will be made in accordance with these statutory requirements. The Company has also accrued $5.5 million for separation pay for approximately 450 employees at European locations where the individuals have been notified of their planned termination. The European consolidation has also resulted in lease cancellation costs with a net

                       LEAR CORPORATION AND SUBSIDIARIES
present value of $22.1 million and asset impairment charges of $11.7 million. The amount of asset impairment represents the excess of the carrying value of the abandoned assets over their respective net realizable value less disposal costs. Other costs incurred to consolidate these facilities amount to $1.9 million, consisting mainly of government grant repayments. The Company anticipates incurring the majority of these costs in 1999 with the exception of the lease cancellation costs, for which payments extend out for up to 9 years.

     In addition, the Company is eliminating two manufacturing facilities in North America and one in South America. Management feels that these consolidations better position the Company in terms of capacity, location and utilization in the future. The charge consists of severance of $5.2 million for approximately 250 employees notified prior to December 31, 1998, a $6.5 million write-down of assets to their net realizable value less disposal costs, lease cancellation costs of $4.5 million and other costs to close the facilities of $.4 million. The write-down of fixed assets has been recorded in 1998, while the payments related to the other costs are anticipated to take place in 1999. Lear also implemented a plan to consolidate certain administrative functions and to reduce the U.S. salaried workforce. As of December 31, 1998, approximately 850 salaried employees were notified that their positions were being eliminated and were presented with the severance packages that they will receive upon their departure from the Company. As a result, the Company recorded a charge of $15.0 million to cover severance pay and benefits offered to these employees, $5.1 million of which had been paid as of December 31, 1998.

     The Company has reevaluated the carrying value of its long-lived assets as a result of changes in the economic condition of certain countries in which the Company operates and the consolidation of specific operations in North and South America. The carrying values of these assets were determined to be impaired as the separately identifiable, anticipated, undiscounted future cash flows from such assets were less than their respective carrying values. The resulting charge of $15.0 million represents the excess of the carrying values of such assets over future discounted cash flows.

     The costs of contract terminations and other are comprised primarily of a contract termination penalty related to a sales representation contract. The following table summarizes the restructuring and other charges (in millions):

                                                           UTILIZED
                                            ORIGINAL    ---------------       BALANCE AT
                                            ACCRUAL     CASH    NONCASH    DECEMBER 31, 1998
                                            --------    ----    -------    -----------------
European Operations Consolidation.......     $ 78.9     $3.4     $11.7           $63.8
North and South America Operations
  Consolidation.........................       31.6      5.1       6.5            20.0
Write-Down of Long-Lived Assets.........       15.0       --      15.0              --
Contract Termination and Other..........        7.5       --        --             7.5
                                             ------     ----     -----           -----
     Total..............................     $133.0     $8.5     $33.2           $91.3
                                             ======     ====     =====           =====

(4) ACQUISITIONS

  1998 ACQUISITIONS

  Delphi Seating Systems

     In September 1998, the Company purchased the seating business of Delphi Automotive Systems, a division of General Motors Corporation ("Delphi Seating"). Delphi Seating was a leading supplier of seat systems to General Motors with sixteen facilities located throughout ten countries. The aggregate purchase price for the acquisition of Delphi Seating (the "Delphi Acquisition") was $246.6 million. Funds for the Delphi Acquisition were provided by borrowings under the Credit Agreement (Note 9).

     The Delphi Acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed have been reflected in the accompanying consolidated balance sheet as of December 31,

                       LEAR CORPORATION AND SUBSIDIARIES

1998. The operating results of Delphi Seating have been included in the consolidated financial statements of the Company since the date of acquisition. The purchase price and related allocation were as follows (in millions):

Consideration paid to former owner, net of cash acquired of
  $6.0 million..............................................    $212.9
Deferred purchase price.....................................      30.0
Debt assumed................................................        .5
Estimated fees and expenses.................................       3.2
                                                                ------
     Cost of acquisition....................................    $246.6
                                                                ======
Property, plant and equipment...............................    $ 50.8
Net working capital.........................................      15.1
Other assets purchased and liabilities assumed, net.........     (15.6)
Goodwill....................................................     196.3
                                                                ------
     Total cost allocation..................................    $246.6
                                                                ======

     The purchase price and related allocation may be revised up to one year from the date of acquisition based on the outcome of final negotiations with the former owner and revisions of preliminary estimates of fair values made at the date of purchase.

     The following pro forma unaudited financial data is presented to illustrate the estimated effects of the Delphi Acquisition as if this transaction had occurred as of the beginning of each year presented (in millions, except per share data).

                                                               FOR THE YEAR ENDED
                                                                  DECEMBER 31,
                                                            ------------------------
                                                              1998           1997
                                                            PRO FORMA      PRO FORMA
                                                            ---------      ---------
Net sales...............................................    $9,728.4       $8,411.1
Income before extraordinary item........................        97.8          164.6
Net income..............................................        97.8          163.6
Diluted income per share before extraordinary item......        1.44           2.41
Diluted net income per share............................        1.44           2.40

  Other 1998 Acquisitions

     In May 1998, the Company acquired, in separate transactions, Gruppo Pianfei S.r.L. ("Pianfei"), Strapazzini Resine S.r.L. ("Strapazzini") and the A.W. Chapman Ltd. and A.W. Chapman Belgium NV subsidiaries of the Rodd Group Limited ("Chapman"). Each of the acquired companies was a supplier of automotive interiors to the European automotive market. These acquisitions were accounted for as purchases, and accordingly, the assets purchased and liabilities assumed have been reflected in the accompanying consolidated balance sheet as of December 31, 1998. The operating results of these acquired companies have been included in the consolidated financial statements of the Company since the date of each acquisition. The aggregate cash paid for these acquisitions was $115.3 million, with funds provided by borrowings under the Credit Agreement (Note 9). The pro forma effects of these acquisitions would not be materially different from reported results.

  1997 ACQUISITIONS

     In August 1997, the Company acquired the Seat Sub-Systems Unit of ITT Automotive, a division of ITT Industries ("ITT Seat Sub-Systems"). ITT Seat Sub-Systems was a North American supplier of power seat adjusters and power recliners.

                       LEAR CORPORATION AND SUBSIDIARIES

     In July 1997, the Company acquired certain equity and partnership interests in Keiper Car Seating GmbH & Co. and certain of its subsidiaries and affiliates (collectively, "Keiper Seating") for approximately $252.5 million. Keiper Seating was a leading supplier of automotive vehicle seat systems with operations in Germany, Italy, Hungary, Brazil and South Africa.

     As part of the Keiper Seating acquisition, the Company acquired a 25% ownership interest in Euro American Seating Corporation ("EAS"). On December 12, 1997, the Company acquired the remaining 75% of EAS. EAS was a supplier of automotive seat systems to original equipment manufacturers.

     In June 1997, the Company acquired all of the outstanding shares of common stock of Dunlop Cox Limited ("Dunlop Cox"). Dunlop Cox, based in Nottingham, England, provided Lear with the ability to design and manufacture manual and electronically-powered automotive seat adjusters.

     The ITT Seat Sub-Systems, Keiper Seating and Dunlop Cox acquisitions (collectively, the "1997 Acquisitions") were accounted for as purchases, and accordingly, the assets purchased and liabilities assumed in the acquisitions have been reflected in the accompanying consolidated balance sheets. The operating results of the 1997 Acquisitions have been included in the consolidated financial statements of the Company since the date of each acquisition. Funds for the 1997 Acquisitions were provided by borrowings under the Company's then existing credit agreements. The aggregate purchase price of the 1997 Acquisitions and final allocation, which were not materially different than preliminary estimates, were as follows (in millions):

Consideration paid to former owners, net of cash acquired of
  $9.2 million..............................................    $332.2
Deferred purchase price.....................................      28.1
Debt assumed................................................       4.4
Estimated fees and expenses.................................       3.5
                                                                ------
     Cost of acquisition....................................    $368.2
                                                                ======
Property, plant and equipment...............................    $ 85.0
Net working capital.........................................      12.5
Other assets purchased and liabilities assumed, net.........      (4.9)
Goodwill....................................................     275.6
                                                                ------
     Total cost allocation..................................    $368.2
                                                                ======

     The pro forma effects of these acquisitions would not be materially different from reported results.

  1996 ACQUISITIONS

  Borealis Industrier, AB

     In December 1996, the Company acquired all of the issued and outstanding capital stock of Borealis Industrier, AB ("Borealis") for an aggregate purchase price of $91.1 million (including the assumption of $18.8 million of Borealis existing net indebtedness and $1.5 million of fees and expenses). Borealis was a supplier of instrument panels and other interior components to the European automotive market. The Borealis acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed have been reflected in the accompanying consolidated balance sheets. The operating results of Borealis have been included in the consolidated financial statements of the Company since the date of acquisition.

  Masland Corporation

     In June 1996, the Company, through a wholly-owned subsidiary ("PA Acquisition Corp."), acquired 97% of the issued and outstanding shares of common stock of Masland Corporation ("Masland") pursuant to an offer to purchase which was commenced on May 30, 1996. On July 1, 1996, the remaining issued and outstanding shares of common stock of Masland were acquired and PA Acquisition Corp. merged with and

                       LEAR CORPORATION AND SUBSIDIARIES
into Masland, such that Masland became a wholly-owned subsidiary of the Company. The aggregate purchase price for the acquisition of Masland (the "Masland Acquisition") was $473.8 million (including the assumption of $80.7 million of Masland's existing net indebtedness and $8.1 million in fees and expenses). Funds for the Masland Acquisition were provided by borrowings under the Company's then existing credit agreements.

     Masland was a leading supplier of flooring and acoustic systems to the North American automotive market. Masland also was a major supplier of interior luggage compartment trim components and other acoustical products which are designed to minimize noise, vibration and harshness for passenger cars and light trucks.

     The Masland Acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed in the acquisition have been reflected in the accompanying consolidated balance sheets. The operating results of Masland have been included in the consolidated financial statements of the Company since the date of acquisition. The purchase price and final allocation, which were not materially different than preliminary estimates, were as follows (in millions):

Consideration paid to stockholders, net of cash acquired of
  $16.1 million.............................................    $337.8
Consideration paid to former Masland stock option holders...      22.1
Debt assumed................................................      96.8
Stock options issued to former Masland option holders.......       9.0
Fees and expenses...........................................       8.1
                                                                ------
     Cost of acquisition....................................    $473.8
                                                                ======
Property, plant and equipment...............................    $125.8
Net working capital.........................................      31.5
Other assets purchased and liabilities assumed, net.........     (15.7)
Goodwill....................................................     332.2
                                                                ------
     Total cost allocation..................................    $473.8
                                                                ======

     The pro forma unaudited financial data is presented to illustrate the estimated effects of the Masland Acquisition, the related financing and subsequent refinancing (Notes 5 and 6) as if these transactions had occurred as of the beginning of the year presented as follows (in millions, except per share data):

                                                                   YEAR ENDED
                                                                DECEMBER 31, 1996
                                                                -----------------
                                                                    PRO FORMA
                                                                    ---------
Net sales...................................................        $6,510.8
Net income..................................................           153.9
Diluted net income per share................................            2.27

(5) PUBLIC STOCK OFFERINGS

  COMPANY OFFERINGS

     In July 1996, the Company issued and sold 7,500,000 shares of common stock in a public offering (the "1996 Offering"). The total proceeds to the Company from the stock issuance were $251.3 million. Fees and expenses related to the 1996 Offering totaled $8.5 million, including approximately $1.1 million paid to Lehman Brothers Inc., an affiliate of the Lehman Funds. Net of issuance costs, the Company received $242.8 million, which was used to repay debt incurred in connection with the Masland Acquisition (Note 4).

                       LEAR CORPORATION AND SUBSIDIARIES

  SECONDARY OFFERINGS

     In June 1997, the Company's then-largest stockholders, certain merchant banking partnerships affiliated with Lehman Brothers Holdings, Inc., (the "Lehman Funds"), sold all 10,284,854 of their remaining shares of common stock of Lear in a secondary offering. Prior to the offering, the Lehman Funds held approximately 16% of the outstanding common stock of the Company. The Company received no proceeds from the sale of these shares.

     Concurrent with the 1996 Offering, 7,500,000 shares were sold by certain stockholders of the Company, including the Lehman Funds. The Company received no proceeds from the sale of these shares.

(6) SUBORDINATED NOTES OFFERINGS

     In July 1996, the Company completed a public offering of $200.0 million principal amount of its 9 1/2% Subordinated Notes due 2006 (the "9 1/2% Notes"). Interest is payable on the 9 1/2% Notes semi-annually on January 15 and July 15. Fees and expenses related to the issuance of the 9 1/2% Notes were approximately $4.5 million. Net of issuance costs, the Company received $195.5 million, which was used to repay debt incurred in connection with the Masland Acquisition (Note
4).

(7) INVESTMENTS IN AFFILIATES

     The investments in affiliates, which are accounted for using the equity method, are as follows:

                                                                 PERCENT BENEFICIAL
                                                                  OWNERSHIP AS OF
                                                                    DECEMBER 31,
                                                                --------------------
                                                                1998    1997    1996
                                                                ----    ----    ----
Sommer Masland UK Limited...................................     50%     50%     50%
Industrias Cousin Freres, S.L. (Spain)......................     50      50      50
Lear -- Donnelly Overhead Systems, L.L.C. ..................     50      50      --
SALBI, A.B. ................................................     50      50      50
Detroit Automotive Interiors, L.L.C. .......................     49      49      49
Autoform Kunstoffteile GmbH.................................     45      --      --
Interiores Automotrices Summa, S.A. de C.V. (Mexico)........     40      40      40
U.P.M. S.r.L. (Italy).......................................     39      --      --
Markol Otomotiv Yan Sanayi Ve Ticaret (Turkey)..............     35      35      35
Jiangxi Jiangling Lear, Interior Systems Co., Ltd.
  (China)...................................................     33      33      50
Guildford Kast Plastifol Dynamics, Ltd. (U.K.)..............     33      33      33
Precision Fabrics Group.....................................     29      29      29
Interni Interiores S.A. (Brazil)............................     25      --      --
Pacific Trim Corporation Ltd. (Thailand)....................     20      20      20

     In October 1997, the Company formed a joint venture with Donnelly Corporation named Lear-Donnelly Overhead Systems, L.L.C. The joint venture designs, develops, markets and produces overhead systems for the global automotive market. The aggregate investment in affiliates was $73.9 million and $71.3 million as of December 31, 1998 and 1997, respectively.

                       LEAR CORPORATION AND SUBSIDIARIES

     Summarized group financial information for affiliates accounted for under the equity method is as follows (unaudited, in millions):

                                                                  DECEMBER 31,
                                                                ----------------
                                                                 1998      1997
                                                                 ----      ----
Balance sheet data:
  Current assets............................................    $162.0    $127.7
  Non-current assets........................................     137.0      78.1
  Current liabilities.......................................     128.9      69.8
  Non-current liabilities...................................      54.2      77.7

                                                           YEAR ENDED DECEMBER 31,
                                                          --------------------------
                                                           1998      1997      1996
                                                           ----      ----      ----
Income statement data:
  Net sales...........................................    $579.4    $493.2    $471.0
  Gross profit........................................      80.0      75.4      68.1
  Income (loss) before provision for income taxes.....       (.1)     25.2      21.6
  Net income (loss)...................................      (1.6)     20.3      17.9

     The Company had sales to affiliates of approximately $62.9 million, $28.1 million and $22.2 million for the years ended December 31, 1998, 1997 and 1996, respectively. Dividends of approximately $2.3 million, $3.9 million and $3.0 million were received by the Company for the years ended December 31, 1998, 1997 and 1996, respectively.

     During 1998, the Company increased its ownership of General Seating of America, Inc., General Seating of Canada, Ltd. and Lear Corporation Thailand. As a result of these ownership increases, the Company acquired majority control and included the results of operations and financial position of these entities in its consolidated financial statements from the date of majority control.

(8) SHORT-TERM BORROWINGS

     Lear utilizes uncommitted lines of credit to satisfy short-term working capital requirements. At December 31, 1998, the Company had unsecured lines of credit available from banks of approximately $470 million, subject to certain restrictions imposed by the Credit Agreement (Note 9). Weighted average interest rates on the outstanding borrowings at December 31, 1998 and 1997 were 4.7% and 7.2%, respectively.

                       LEAR CORPORATION AND SUBSIDIARIES

(9) LONG-TERM DEBT

     Long-term debt is comprised of the following (in millions):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                                ----        ----
Credit agreement..........................................    $  970.3    $  647.7
Other.....................................................       173.6        88.5
                                                              --------    --------
                                                               1,143.9       736.2
Less -- Current Portion...................................        16.5         9.1
                                                              --------    --------
                                                               1,127.4       727.1
                                                              --------    --------
9 1/2% Subordinated Notes.................................       200.0       200.0
8 1/4% Subordinated Notes.................................       136.0       136.0
                                                              --------    --------
                                                                 336.0       336.0
                                                              --------    --------
Long-Term Debt............................................    $1,463.4    $1,063.1
                                                              ========    ========

     In May and December 1998, the Company amended its multi-currency revolving credit agreement (the "Credit Agreement") to increase total borrowing availability from $1.8 billion to $2.1 billion, eliminate the pledge of subsidiary stock which secured the facility and provide for euro denominated multi-currency loans. The Credit Agreement matures on September 30, 2001 and may be used for general corporate purposes, including acquisitions.

     As of December 31, 1998, the Company had $970 million outstanding under the Credit Agreement and $60 million committed under outstanding letters of credit, resulting in approximately $1.1 billion unused long-term revolving credit commitments. The weighted average interest across all currencies was approximately 5.4% and 5.8% at December 31, 1998 and 1997, respectively. Borrowings and repayments on the Credit Agreement were as follows (in millions):

 YEAR                                                        BORROWINGS    REPAYMENTS
 ----                                                        ----------    ----------
1998.....................................................     $3,994.8      $3,677.8
1997.....................................................      3,422.3       3,260.3
1996.....................................................      2,790.8       3,027.8

     Other senior debt at December 31, 1998 is principally made up of amounts outstanding under U.S. term loans, industrial revenue bonds and capital leases.

     The 8 1/4% Subordinated Notes, due in 2002, require interest payments semi-annually on February 1 and August 1 and became callable at par on February 1, 1999. The 9 1/2% Subordinated Notes, due in 2006, require interest payments semi-annually on January 15 and July 15 and are callable at par beginning July 15, 2001. In July 1997, the Company redeemed all of its 11 1/4% Senior Subordinated Notes, due 2000 (the "11 1/4% Notes"), at par with borrowings under the Credit Agreement. The accelerated amortization of deferred financing fees related to the 11 1/4% Notes totaled approximately $1.6 million. This amount, net of the related tax benefit of $.6 million, has been reflected as an extraordinary loss in the consolidated statement of income in 1997.

     The Credit Agreement and indentures relating to the Company's subordinated debt contain restrictive covenants. The most restrictive of these covenants are the financial covenants related to the maintenance of certain levels of leverage and interest coverage. These agreements also restrict the Company's ability to incur additional indebtedness, declare dividends, create liens, make investments and advances and sell assets.

                       LEAR CORPORATION AND SUBSIDIARIES

     The scheduled maturities of long-term debt at December 31, 1998 for the five succeeding years are as follows (in millions):

 YEAR                                                           MATURITIES
 ----                                                           ----------
1999........................................................     $   16.5
2000........................................................         31.2
2001........................................................      1,026.3
2002........................................................        138.1
2003........................................................          5.1

(10) NATIONAL INCOME TAXES

     A summary of income before provision for national income taxes and components of the provision for national income taxes is as follows (in millions):

                                                                 YEAR ENDED DECEMBER 31,
                                                                --------------------------
                                                                 1998      1997      1996
                                                                 ----      ----      ----
Income before provision for national income taxes, minority
  interests in consolidated subsidiaries, equity in net
  income of affiliates and extraordinary item:
  Domestic..................................................    $ 98.9    $213.2    $135.7
  Foreign...................................................     115.9     132.6     117.7
                                                                ------    ------    ------
                                                                $214.8    $345.8    $253.4
                                                                ======    ======    ======
Domestic provision for national income taxes:
  Current provision.........................................    $ 72.7    $109.8    $ 48.4
                                                                ------    ------    ------
Deferred --
  Deferred provision........................................     (14.2)    (18.3)      2.8
  Benefit of previously unbenefitted net operating loss
     carryforwards..........................................                  --      (5.9)
                                                                ------    ------    ------
                                                                 (14.2)    (24.2)      2.8
                                                                ------    ------    ------
Total domestic provision....................................      58.5      85.6      51.2
                                                                ------    ------    ------
Foreign provision for national income taxes:
  Current provision.........................................      58.1      65.1      51.0
                                                                ------    ------    ------
Deferred --
  Deferred provision........................................     (17.4)     (1.9)      6.6
  Benefit of previously unbenefitted net operating loss
     carryforwards..........................................      (5.3)     (5.7)     (7.3)
                                                                ------    ------    ------
                                                                 (22.7)     (7.6)      (.7)
                                                                ------    ------    ------
Total foreign provision.....................................      35.4      57.5      50.3
                                                                ------    ------    ------
Provision for national income taxes.........................    $ 93.9    $143.1    $101.5
                                                                ======    ======    ======

                       LEAR CORPORATION AND SUBSIDIARIES

     The differences between tax provisions calculated at the United States Federal statutory income tax rate of 35% and the consolidated national income tax provision are summarized as follows (in millions):

                                                           YEAR ENDED DECEMBER 31,
                                                          --------------------------
                                                           1998      1997      1996
                                                           ----      ----      ----
Income before provision for national income taxes,
  minority interests in consolidated subsidiaries,
  equity in net income of affiliates and extraordinary
  item multiplied by the United States Federal
  statutory rate......................................    $ 75.2    $121.0    $ 88.7
Differences between domestic and effective foreign tax
  rates...............................................       6.4       3.9       1.3
Net operating losses not tax benefited................      14.3      10.2      15.8
Decrease in valuation allowance.......................      (0.3)     (3.6)     (8.3)
Foreign subsidiary basis adjustment...................     (13.9)       --        --
Amortization of goodwill..............................      13.5      12.4      10.4
Utilization of net operating losses and other.........      (1.3)      (.8)     (6.4)
                                                          ------    ------    ------
                                                          $ 93.9    $143.1    $101.5
                                                          ======    ======    ======

     Deferred national income taxes represent temporary differences in the recognition of certain items for income tax and financial reporting purposes. The components of the net deferred national income tax (asset) liability are summarized as follows (in millions):

                                                                  DECEMBER 31,
                                                               ------------------
                                                                1998       1997
                                                                ----       ----
Deferred national income tax liabilities:
  Long-term asset basis differences........................    $  52.5    $  63.4
  Taxes provided on unremitted foreign earnings............         --       10.3
  Deferred finance fees....................................        1.7        2.9
  Recoverable customer engineering and tooling.............       50.2       30.3
  Other....................................................       13.7        2.1
                                                               -------    -------
                                                               $ 118.1    $ 109.0
                                                               =======    =======
Deferred national income tax assets:
  Tax credit carryforwards.................................    $    --    $   (.3)
  Tax loss carryforwards...................................     (128.0)     (78.7)
  Retirement benefit plans.................................      (28.6)     (22.4)
  Accruals.................................................      (97.5)     (64.8)
  Self-insurance reserves..................................      (12.4)     (11.6)
  Asset valuations.........................................       (0.8)     (18.2)
  Minimum pension liability................................       (6.4)       (.3)
  Deferred compensation....................................       (2.0)      (2.4)
  Other....................................................       (6.2)      (8.8)
                                                               -------    -------
                                                                (281.9)    (207.5)
Valuation allowance........................................       95.6       64.8
                                                               -------    -------
                                                               $(186.3)   $(142.7)
                                                               =======    =======
Net deferred national income tax asset.....................    $ (68.2)   $ (33.7)
                                                               =======    =======

                       LEAR CORPORATION AND SUBSIDIARIES

     Deferred national income tax assets have been fully offset by a valuation allowance in certain foreign tax jurisdictions due to a history of operating losses. The classification of the net deferred national income tax asset is summarized as follows (in millions):

                                                                  DECEMBER 31,
                                                                -----------------
                                                                 1998       1997
                                                                 ----       ----
Deferred national income tax assets:
  Current...................................................    $(100.7)   $(85.9)
  Long-term.................................................      (13.5)    (15.0)
Deferred national income tax liabilities:
  Current...................................................        7.0       5.5
  Long-term.................................................       39.0      61.7
                                                                -------    ------
Net deferred national income tax asset......................    $ (68.2)   $(33.7)
                                                                -------    ------

     Deferred national income taxes have not been provided on the undistributed earnings of the Company's foreign subsidiaries as such amounts are either considered to be permanently reinvested or would not create any additional U.S. tax upon repatriation. The cumulative undistributed earnings at December 31, 1998 on which the Company had not provided additional national income taxes were approximately $173.7 million.

     As of December 31, 1998, the Company had tax loss carryforwards of $326.0 million which relate to certain foreign subsidiaries. Of the total loss carryforwards, $179.5 million have no expiration and $146.5 million expire in 1999 through 2006.

(11) PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

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

     The Company has postretirement plans covering a portion of the Company's domestic employees and Canadian employees. The plans generally provide for the continuation of medical benefits for all employees who complete 10 years of service after age 45 and retire from the Company at age 55 or older. The Company does not fund its postretirement benefit obligation. Rather, payments are made as costs are incurred by covered retirees.

                       LEAR CORPORATION AND SUBSIDIARIES

     Effective January 1, 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". In accordance with SFAS No. 132, the following tables provide a reconciliation of the change in benefit obligation, the change in plan assets and the net amount recognized in the consolidated balance sheets (based on a September 30 measurement date, in millions):

                                                                            DECEMBER 31,
                                                                ------------------------------------
                                                                                         OTHER
                                                                    PENSION          POSTRETIREMENT
                                                                ----------------    ----------------
                                                                 1998      1997      1998      1997
                                                                 ----      ----      ----      ----
Change in benefit obligation:
  Benefit obligation at beginning of year...................    $201.0    $154.1    $ 70.2    $ 66.3
  Service cost..............................................      14.8      14.7       4.8       4.6
  Interest cost.............................................      13.9      13.4       4.7       4.9
  Amendments................................................       0.9       8.1        --        --
  Actuarial (gain) loss.....................................       7.0       4.7      (9.4)     (3.6)
  Acquisitions..............................................        --      17.2       3.9        --
  Benefits paid.............................................      (7.1)     (6.6)     (1.9)     (1.3)
  Translation adjustment....................................      (6.7)     (4.6)     (1.4)     (0.7)
                                                                ------    ------    ------    ------
Benefit obligation at end of year...........................    $223.8    $201.0    $ 70.9    $ 70.2
                                                                ======    ======    ======    ======
Change in plan assets:
  Fair value of plan assets at beginning of year............    $138.0    $108.0    $   --    $   --
  Actual return on plan assets..............................      (6.6)     20.1        --        --
  Employer contributions....................................      18.8      15.3       1.9       1.3
  Acquisitions..............................................        --       3.6        --        --
  Benefits paid.............................................      (6.3)     (5.8)     (1.9)     (1.3)
  Translation adjustment....................................      (5.8)     (3.2)       --        --
                                                                ------    ------    ------    ------
Fair value of plan assets at end of year....................    $138.1    $138.0    $   --    $   --
                                                                ======    ======    ======    ======
Funded status...............................................    $(85.7)   $(63.0)   $(70.9)   $(70.2)
Unrecognized net actuarial (gain) loss......................      21.7      (1.9)    (13.9)     (6.9)
Unrecognized net transition (asset) obligation..............      (2.4)     (3.0)     27.2      27.5
Unrecognized prior service cost.............................      26.7      29.4      (2.9)      0.3
                                                                ------    ------    ------    ------
Net amount recognized.......................................    $(39.7)   $(38.5)   $(60.5)   $(49.3)
                                                                ======    ======    ======    ======
Amounts recognized in the consolidated balance sheets:
  Prepaid benefit cost......................................    $ 12.2    $ 10.4    $   --    $   --
  Accrued benefit liability.................................     (93.6)    (75.8)    (60.5)    (49.3)
  Intangible asset..........................................      23.5      26.1        --        --
  Deferred tax asset........................................       6.4       0.3        --        --
  Accumulated other comprehensive income....................      11.8       0.5        --        --
                                                                ------    ------    ------    ------
Net amount recognized.......................................    $(39.7)   $(38.5)   $(60.5)   $(49.3)
                                                                ======    ======    ======    ======

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $161.9 million, $156.8 million and $89.0 million, respectively, as of December 31, 1998, and $136.0 million, $127.6 million and $78.4 million, respectively, as of December 31, 1997.

                       LEAR CORPORATION AND SUBSIDIARIES

     Components of the Company's net periodic benefit costs are as follows (in millions):

                                                                        DECEMBER 31,
                                                     ---------------------------------------------------
                                                             PENSION              OTHER POSTRETIREMENT
                                                     ------------------------    -----------------------
                                                      1998     1997     1996     1998     1997     1996
                                                      ----     ----     ----     ----     ----     ----
Components of net periodic benefit cost:
  Service cost...................................    $ 14.8    $14.7    $10.6    $ 4.8    $ 4.6    $ 4.2
  Interest cost..................................      13.9     13.4     10.6      4.7      4.9      4.0
  Expected return on plan assets.................     (10.8)    (8.9)    (7.0)      --       --       --
  Amortization of actuarial (gain) loss..........      (0.2)     0.1      0.8     (1.2)    (0.3)    (0.5)
  Amortization of transition (asset)
     obligation..................................      (0.4)    (0.3)    (0.2)     1.7      1.7      1.8
  Amortization of prior service cost.............       2.3      2.4      1.7     (0.4)     0.1      0.2
                                                     ------    -----    -----    -----    -----    -----
Net periodic benefit cost........................    $ 19.6    $21.4    $16.5    $ 9.6    $11.0    $ 9.7
                                                     ======    =====    =====    =====    =====    =====

     The actuarial assumptions used in determining the funded status information and net periodic benefit cost information shown above were as follows:

                                                                          DECEMBER 31,
                                                         --------------------------------------
                                                                                     OTHER
                                                             PENSION             POSTRETIREMENT
                                                         ---------------         --------------
                                                         1998           1997     1998     1997
                                                         ----           ----     ----     ----
Weighted-average assumptions:
Discount rate:
  Domestic plans.....................................    6 3/4%        7 1/2%    6 3/4%  7 1/2%
  Foreign plans......................................      6-7%  4 1/2-7 1/2%        7%      8%
Expected return on plan assets:
  Domestic plans.....................................        9%            9%       N/A     N/A
  Foreign plans......................................        7%        7 1/2%       N/A     N/A
Rate of compensation increase:
  Domestic plans.....................................    4 1/4%            5%       N/A     N/A
  Foreign plans......................................  3-4 1/2%          1-5%       N/A     N/A

     For measurement purposes, domestic health care costs were assumed to increase 8.8% in 1998, grading down over time to 5.5% in eight years. Foreign health care costs were assumed to increase 8.0% in 1998, grading down over time to 5.5% in fifteen years.

     Assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement plans. A 1% rise in the assumed rate of healthcare cost increases each year would increase the postretirement benefit obligation as of December 31, 1998 by $10.7 million and increase the postretirement net periodic benefit cost by $1.8 million for the year ended December 31, 1998.

     The Company also sponsors defined contribution plans and participates in government sponsored programs in certain foreign countries. Contributions are determined as a percentage of each covered employee's salary. The Company also participates in multi-employer pension plans for certain of its hourly employees and contributes to those plans based on collective bargaining agreements. The aggregate cost of the defined contribution and multi-employer pension plans charged to income was $12.1 million, $10.4 million and $4.7 million for the years ended December 31, 1998, 1997 and 1996, respectively.

(12) COMMITMENTS AND CONTINGENCIES

     The Company is the subject of various lawsuits, claims and environmental contingencies. In addition, the Company has been identified as a potentially responsible party under the Comprehensive Environmental

                       LEAR CORPORATION AND SUBSIDIARIES

Response, Compensation and Liability Act of 1980, as amended ("Superfund"), for the cleanup of contamination from hazardous substances at one Superfund site and may incur indemnification obligations for cleanup at three additional sites. In the opinion of management, the expected liability resulting from these matters is adequately covered by amounts accrued and will not have a material adverse effect on the Company's consolidated financial position or future results of operations.

     Approximately 21,000 of the Company's workforce worldwide are subject to collective bargaining agreements, 38% of which expire within one year. Relationships with all unions are good, and management does not anticipate any difficulties with respect to the agreements.

     Lease commitments at December 31, 1998 under noncancelable operating leases with terms exceeding one year are as follows (in millions):

1999........................................................    $ 37.2
2000........................................................      30.6
2001........................................................      24.3
2002........................................................      20.0
2003........................................................      15.5
2004 and thereafter.........................................      24.9
                                                                ------
Total.......................................................    $152.5
                                                                ======

     The Company's operating leases cover principally buildings and transportation equipment. Rent expense incurred under all operating leases and charged to operations was $60.6 million, $37.8 million and $29.8 million for the years ended December 31, 1998, 1997 and 1996, respectively.

(13) STOCK OPTION PLANS

     The Company has four plans under which it has issued stock options, the 1992 Stock Option Plan, the 1994 Stock Option Plan, the 1996 Stock Option Plan and the Long-Term Stock Incentive Plan. Options issued to date under these plans generally vest over a three-year period and expire ten years from the original plan date.

                       LEAR CORPORATION AND SUBSIDIARIES

     As part of the Masland Acquisition (Note 4), outstanding Masland stock options were converted into options to acquire 517,920 shares of the Company's common stock at prices ranging from $11.63 to $30.17 per share. The value of the Masland options converted as of the date of the acquisition was $9.0 million and was included in the purchase price of the acquisition. A summary of options transactions during each of the three years in the period ended December 31, 1998 is shown below:

                                                      STOCK OPTIONS      PRICE RANGE
                                                      -------------      -----------
Outstanding at December 31, 1995..................      4,476,910      $ 1.29 - $30.25
  Granted.........................................      1,076,920      $11.63 - $33.00
  Expired or cancelled............................        (36,000)     $15.50 - $33.00
  Exercised.......................................     (1,832,588)     $ 1.29 - $23.12
                                                       ----------
Outstanding at December 31,1996...................      3,685,242      $ 1.29 - $33.00
  Granted.........................................        554,000               $37.25
  Expired or cancelled............................       (166,685)     $ 1.29 - $37.25
  Exercised.......................................     (1,286,059)     $ 1.29 - $33.00
                                                       ----------
Outstanding at December 31, 1997..................      2,786,498      $ 1.29 - $37.25
  Granted.........................................        880,350               $54.22
  Expired or cancelled............................        (84,378)     $19.26 - $54.22
  Exercised.......................................       (320,379)     $ 1.29 - $37.25
                                                       ----------
Outstanding at December 31, 1998..................      3,262,091      $ 5.00 - $54.22
                                                       ==========

     At December 31, 1998, 1,397,143 stock options were exercisable at a weighted average price of $11.83.

     The Long-Term Stock Incentive Plan also permits the grants of stock appreciation rights, restricted stock, restricted units, performance shares and performance units (collectively "Incentive Units") to officers and other key employees of the Company. As of December 31, 1998, the Company had outstanding Incentive Units convertible into a maximum of 186,588 shares of common stock of the Company.

  Pro Forma

     At December 31, 1998, the Company had several stock option plans, which are described above. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, compensation cost was calculated as the difference between the exercise price of the option and the market value of the stock at the date the option was granted. If compensation cost for the Company's stock option plans was determined based on the fair value at the grant dates consistent with the method prescribed in SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below (unaudited, in millions, except per share data).

                                                           1998      1997      1996
                                                           ----      ----      ----
As Reported
  Income before extraordinary item....................    $115.5    $208.2    $151.9
  Net income..........................................    $115.5    $207.2    $151.9
  Diluted income per share before extraordinary
     item.............................................    $ 1.70    $ 3.05    $ 2.38
  Diluted net income per share........................    $ 1.70    $ 3.04    $ 2.38
Pro forma
  Income before extraordinary item....................    $107.9    $204.3    $150.4
  Net income..........................................    $107.9    $203.3    $150.4
  Diluted income per share before extraordinary
     item.............................................    $ 1.59    $ 2.99    $ 2.36
  Diluted net income per share........................    $ 1.59    $ 2.98    $ 2.36

                       LEAR CORPORATION AND SUBSIDIARIES

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996: expected dividend yields of 0.0% and expected lives of 10 years. The risk-free interest rates used were 6 3/4% in 1998 and 7 1/2% in 1997 and 1996. The expected volatility used was 33.9% in 1998, 30.2% in 1997 and 31.5% in 1996.

(14) SEGMENT REPORTING

     The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

     The Company is organized based on customer-focused and geographic divisions. Each division reports their results from operations and makes requests for capital expenditures directly to the chief operating decision making group. This group is comprised of the Chairman & Chief Executive Officer, the Vice-Chairman, the President and Chief Operating Officer and the Chief Financial Officer. Under this organizational structure, the Company's operating segments have been aggregated into one reportable segment. This aggregated segment consists of eight divisions, each with separate management teams and infrastructures dedicated to providing complete automotive interiors to its respective automotive OEM customers. Each of the Company's eight divisions demonstrate similar economic performance, mainly driven by automobile production volumes in the geographic regions in which they operate. Also, each division operates in the competitive "Tier 1" automotive supplier environment and continually is working with its customers to manage costs without sacrificing quality. All of the Company's manufacturing facilities use Just-In-Time (JIT) manufacturing techniques to produce and distribute their automotive interior products. These techniques include maintaining constant computer and other communication connections between personnel at the Company's plants and personnel at the customers' plants to keep production current with the customers' demand. The Other category includes the corporate office, geographic headquarters, technology division and elimination of intercompany activities, none of which meet the requirements of being classified as an operating segment.

     The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies described in Note 2. The Company evaluates the performance of its operating segments based primarily on sales, operating income before amortization and cash flow, being defined as EBITA less capital expenditures plus depreciation.

     The following table presents revenues and other financial information by business segment (in millions):

                                                                   1998
                                                  --------------------------------------
                                                  AUTOMOTIVE
                                                  INTERIORS      OTHER      CONSOLIDATED
                                                  ----------     -----      ------------
Revenues......................................     $9,050.4     $    9.0      $9,059.4
EBITA.........................................        537.1       (145.7)        391.4
Depreciation..................................        161.2          9.3         170.5
Capital Expenditures..........................        307.2         44.2         351.4
                                                   --------     --------      --------
     Total assets.............................     $3,812.5     $1,864.8      $5,677.3
                                                   ========     ========      ========

                       LEAR CORPORATION AND SUBSIDIARIES

                                                                   1997
                                                  --------------------------------------
                                                  AUTOMOTIVE
                                                  INTERIORS      OTHER      CONSOLIDATED
                                                  ----------     -----      ------------
Revenues......................................     $7,330.0     $   12.9      $7,342.9
EBITA.........................................        652.9       (130.4)        522.5
Depreciation..................................        135.4          7.6         143.0
Capital Expenditures..........................        168.7         19.2         187.9
                                                   --------     --------      --------
     Total assets.............................     $2,937.2     $1,521.9      $4,459.1
                                                   ========     ========      ========

                                                                   1996
                                                  --------------------------------------
                                                  AUTOMOTIVE
                                                  INTERIORS      OTHER      CONSOLIDATED
                                                  ----------     -----      ------------
Revenues......................................     $6,249.1     $     --      $6,249.1
EBITA.........................................        496.6        (87.2)        409.4
Depreciation..................................        103.4          5.3         108.7
Capital Expenditures..........................        139.4         14.4         153.8
                                                   --------     --------      --------
     Total assets.............................     $2,525.6     $1,291.2      $3,816.8
                                                   ========     ========      ========

     The following table presents revenues and long-lived assets for each of the geographic areas in which the Company operates (in millions):

                                                     1998         1997          1996
                                                     ----         ----          ----
Revenues:
  United States...............................     $4,413.7     $3,609.4      $3,213.5
  Canada......................................        957.8      1,056.1         844.5
  Germany.....................................      1,345.8        559.8         476.9
  Other foreign countries.....................      2,342.1      2,117.6       1,714.2
                                                   --------     --------      --------
     Total....................................     $9,059.4     $7,342.9      $6,249.1
                                                   ========     ========      ========

                                                     1998         1997          1996
                                                     ----         ----          ----
Long-lived assets:
  United States...............................     $  705.0     $  608.7       $554.5
  Canada......................................         82.9         62.9         66.4
  Germany.....................................        132.6        101.1         58.3
  Other foreign countries.....................        392.9        248.6        251.0
                                                   --------     --------       ------
     Total....................................     $1,313.4     $1,021.3       $930.2
                                                   ========     ========       ======

     A majority of the Company's revenues are from four automobile manufacturing companies. The following is a summary of the percentage of revenues from major customers:

                                                         YEAR ENDED DECEMBER 31,
                                                  --------------------------------------
                                                     1998         1997          1996
                                                     ----         ----          ----
General Motors Corporation....................        26%          27%           30%
Ford Motor Company............................        23           29            32
DaimlerChrysler...............................        14            9             7
Fiat S.p.A....................................         8           10            10

                       LEAR CORPORATION AND SUBSIDIARIES

     In addition, a significant portion of the remaining revenues are to the above automobile manufacturing companies through various other automotive suppliers or to affiliates of these automobile manufacturing companies.

(15) FINANCIAL INSTRUMENTS

     The Company hedges certain foreign currency risks through the use of forward foreign exchange contracts and options. Such contracts are generally deemed as, and are effective as, hedges of the related transactions. As such, gains and losses from these contracts are deferred and are recognized on the settlement date, consistent with the related transactions. The Company and its subsidiaries contracted to exchange notional United States dollar equivalent principal amounts of $289.8 million as of December 31, 1998 and $231.8 million as of December 31, 1997. All contracts outstanding as of December 31, 1998 mature in 1999. The deferred gain on such contracts as of December 31, 1998 was $.5 million compared to $.3 million as of December 31, 1997.

     The carrying values of the Company's subordinated notes vary from the fair values of these instruments. The fair values were determined by reference to market prices of the securities in recent public transactions. As of December 31, 1998 and 1997, the aggregate carrying value of the Company's subordinated notes was $336.0 million compared to an estimated fair value of $356.7 million and $357.9 million, respectively. The carrying value of the Company's senior indebtedness approximates its fair value which was determined based on rates currently available to the Company for similar borrowings with like maturities.

     The Company uses interest rate swap contracts to hedge against interest rate risks in future periods. As of December 31, 1998, the Company had entered into swap contracts with an aggregate notional value of $300.0 million with maturities between fifteen months and ten years. Pursuant to each of the contracts, the Company will make payments calculated at a fixed base rate of between 4.6% and 6.0% of the notional value and will receive payments calculated at the Libor rate. This effectively fixes the Company's interest rate on the portion of the indebtedness under the Credit Agreement covered by the contracts. The fair value of these contracts as of December 31, 1998 was a negative $12.2 million.

     Several of the Company's European subsidiaries factor their accounts receivable with financial institutions subject to limited recourse provisions and are charged a discount fee ranging from 3.8% to 4.7%. The amount of such factored receivables, which is not included in accounts receivable in the consolidated balance sheets at December 31, 1998 and 1997, was approximately $200.0 million and $137.0 million, respectively.

     During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999. It requires all derivative instruments to be recorded in the balance sheet at their fair value. Changes in the fair value of derivatives are required to be recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction. We do not expect the effects of adoption to be significant.

                       LEAR CORPORATION AND SUBSIDIARIES

(16) QUARTERLY FINANCIAL DATA

                                                                      THIRTEEN WEEKS ENDED
                                                     ------------------------------------------------------
                                                     MARCH 28,    JUNE 27,    SEPTEMBER 26,    DECEMBER 31,
                                                       1998         1998          1998             1998
                                                     ---------    --------    -------------    ------------
                                                        (UNAUDITED, IN MILLIONS, EXCEPT PER SHARE DATA)
Net sales........................................    $2,032.1     $2,175.0      $1,946.5         $2,905.8
Gross profit.....................................       200.2        231.6         162.0            267.6
Net income (loss)................................        47.3         65.7          21.6            (19.1)
Diluted net income per share.....................         .69          .96           .32             (.28)

                                                                      THIRTEEN WEEKS ENDED
                                                     ------------------------------------------------------
                                                     MARCH 29,    JUNE 28,    SEPTEMBER 27,    DECEMBER 31,
                                                       1997         1997          1997             1997
                                                     ---------    --------    -------------    ------------
                                                        (UNAUDITED, IN MILLIONS, EXCEPT PER SHARE DATA)
Net sales........................................    $1,724.0     $1,839.3      $1,635.9         $2,143.7
Gross profit.....................................       177.9        213.5         175.3            242.7
Income before extraordinary item.................        41.9         61.1          36.6             68.6
Net income.......................................        41.9         61.1          35.6             68.6
Diluted net income per share before extraordinary
  item...........................................         .62          .90           .53             1.00
Diluted net income per share.....................         .62          .90           .52             1.00

(17) SUBSEQUENT EVENT

     On March 16, 1999, the Company entered into a definitive purchase agreement to acquire UT Automotive, Inc., a wholly-owned subsidiary of United Technologies Corporation, for $2.3 billion. UT Automotive is a leading supplier of electrical, electronic, motor, and interior products and systems to the global automotive industry. Headquartered in Dearborn, Michigan, UT Automotive has annual sales of approximately $3 billion, 44,000 employees and 90 facilities located in 18 countries. In connection with the pending UT Automotive acquisition, the Company has obtained a commitment from The Chase Manhattan Bank to provide the additional financing required to fund the acquisition. Consummation of the acquisition is contingent upon expiration or termination of any applicable waiting periods under the federal Hart-Scott-Rodino Antitrust Improvements Act.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Lear Corporation:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of LEAR CORPORATION AND SUBSIDIARIES ("the Company") included in this Form 10-K, and have issued our report thereon dated January 29, 1999 (except with respect to the matter discussed in Note 17, as to which the date is March 16, 1999). Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule on page 53 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                               /s/ ARTHUR ANDERSEN LLP

Detroit, Michigan
January 29, 1999.

                       LEAR CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                    BALANCE AT                                        BALANCE
                                                    BEGINNING                               OTHER     AT END
                                                    OF PERIOD    ADDITIONS   RETIREMENTS   CHANGES   OF PERIOD
                                                    ----------   ---------   -----------   -------   ---------
                                                                          (IN MILLIONS)
FOR THE YEAR ENDED DECEMBER 31, 1996:
  Valuation of accounts deducted from related
     assets:
  Allowance for doubtful accounts................     $ 4.0       $  3.3       $  (.6)      $ 2.3     $  9.0
  Reserve for unmerchantable inventories.........       6.3          4.6         (1.0)        (.6)       9.3
                                                      -----       ------       ------       -----     ------
                                                      $10.3       $  7.9       $ (1.6)      $ 1.7     $ 18.3
                                                      =====       ======       ======       =====     ======
FOR THE YEAR ENDED DECEMBER 31, 1997:
  Valuation of accounts deducted from related
     assets:
  Allowance for doubtful accounts................     $ 9.0       $  5.1       $ (2.6)      $ 3.2     $ 14.7
  Reserve for unmerchantable inventories.........       9.3          3.6         (3.7)        3.2       12.4
                                                      -----       ------       ------       -----     ------
                                                      $18.3       $  8.7       $ (6.3)      $ 6.4     $ 27.1
                                                      =====       ======       ======       =====     ======
FOR THE YEAR ENDED DECEMBER 31, 1998:
  Valuation of accounts deducted from related
     assets:
  Allowance for doubtful accounts................     $14.7       $  8.4       $ (5.8)      $(1.3)    $ 16.0
  Reserve for unmerchantable inventories.........      12.4          8.0         (5.6)         .1       14.9
  Reserve for restructuring and other charges....        --        133.0        (41.7)         --       91.3
                                                      -----       ------       ------       -----     ------
                                                      $27.1       $149.4       $(53.1)      $(1.2)    $122.2
                                                      =====       ======       ======       =====     ======

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There has been no disagreement between the management of the Company and the Company's accountants on any matter of accounting principles or practices or financial statement disclosures.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Incorporated by reference from the Proxy Statement sections entitled "Election of Directors," and "Management."

ITEM 11 -- EXECUTIVE COMPENSATION

     Incorporated by reference from the Proxy Statement section entitled "Executive Compensation."

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from the Proxy Statement section entitled "Management -- Security Ownership of Certain Beneficial Owners and Management."

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the Proxy Statement section entitled "Certain Transactions."

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form 10-K.

     1. Consolidated Financial Statements:

        Report of Independent Public Accountants

        Consolidated Balance Sheets as of December 31, 1998 and 1997.

        Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996.

        Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996.

        Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

        Notes to Consolidated Financial Statements

     2. Financial Statements Schedule:

        Report of Independent Public Accountants

        Schedule II -- Valuation and Qualifying Accounts

        All other financial statement schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned financial statements.

     3. The exhibits listed on the "Index to Exhibits" on pages 50 through 51 are filed with this Form 10-K or incorporated by reference as set forth below.

(b) The following reports on Form 8-K were filed during the quarter ended December 31, 1998.

       September 1, 1998 -- Form 8-K/A (filed November 17, 1998) relating to the acquisition of Delphi Automotive Systems seating business.

(c) The exhibits listed on the "Index to Exhibits" on pages 50 through 51 are filed with this Form 10-K or incorporated by reference as set forth below.

(d) Additional Financial Statement Schedules.

       None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 1999.

                                          Lear Corporation

                                          By:      /s/ KENNETH L. WAY

                                            ------------------------------------
                                                       Kenneth L. Way
                                                 Chairman of the Board and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Lear Corporation and in the capacities indicated on March 26, 1999.

                 /s/ KENNETH L. WAY                                      /s/ IRMA B. ELDER
-----------------------------------------------------  -----------------------------------------------------
                   Kenneth L. Way                                          Irma B. Elder
              Chairman of the Board and                                     a Director
               Chief Executive Officer

               /s/ ROBERT E. ROSSITER                                  /s/ LARRY W. MCCURDY
-----------------------------------------------------  -----------------------------------------------------
                 Robert E. Rossiter                                      Larry W. McCurdy
            President and Chief Operating                                   a Director
               Officer and a Director

              /s/ JAMES H. VANDENBERGHE                                /s/ ROBERT W. SHOWER
-----------------------------------------------------  -----------------------------------------------------
                James H. Vandenberghe                                    Robert W. Shower
                    Vice Chairman                                           a Director

               /s/ DONALD J. STEBBINS                                  /s/ DAVID P. SPALDING
-----------------------------------------------------  -----------------------------------------------------
                 Donald J. Stebbins                                      David P. Spalding
              Senior Vice President and                                     a Director
               Chief Financial Officer

                   /s/ DAVID BING                                       /s/ JAMES A. STERN
-----------------------------------------------------  -----------------------------------------------------
                     David Bing                                           James A. Stern
                     a Director                                             a Director

                /s/ GIAN ANDREA BOTTA
-----------------------------------------------------
                  Gian Andrea Botta
                     a Director

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                               EXHIBIT
-------                              -------
 3.1       Restated Certificate of Incorporation of the Company
           (incorporated by reference to Exhibit 3.1 to the Company's
           Quarterly Report on Form 10-Q for the quarter ended March
           30, 1996).

 3.2 Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.4 to Lear's Registration Statement on
           Form S-1 (No. 33-52565)).

 4.1 Indenture dated as of July 1, 1996 by and between the Company and the Bank of New York, as trustee, relating to the 9 1/2% Subordinated Notes due 2006 (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 1996).

 4.2 Indenture dated as of February 1, 1994 by and between Lear and The First National Bank of Boston, as Trustee, relating to the 8 1/4% Subordinated Notes (incorporated by reference to Exhibit 4.1 to the Company's Transition Report on Form
           10-K filed on March 31, 1994).

10.1       $1,800,000 Amended and Restated Credit and Guarantee
           Agreement dated as of December 20, 1996 (the "Credit
           Agreement") among the Company, Lear Corporation Canada Ltd., the foreign subsidiary borrowers named therein, the several financial institutions party thereto (collectively, the "Lenders"), The Chase Manhattan Bank, as general administrative agent for the Lenders and The Bank of Nova
           Scotia, as Canadian administrative agent for the Lenders,(incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-K filed for the year ended
           December 31, 1996).

10.2       First Amendment, dated as of November 26, 1997 of the
           $1,800,000 Amended and Restated Credit and Guarantee
           Agreement, dated as of December 20, 1996 among the Company, Lear Corporation Canada, Ltd., the foreign subsidiary borrowers named therein, the several financial institutions party thereto (collectively, the "Lenders"), the Managing
           Agents named therein, the Co-Agents named therein, the Lead
           Managers named therein, and The Bank of Nova Scotia and The
           Chase Manhattan Bank, as administrative agents for the Lenders thereunder, (incorporated by reference to Exhibit
           10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.3 Second Amendment and Release, dated as of May 26, 1998, of the Amended and Restated Credit and Guarantee Agreement dated as of December 20, 1996 among the Company, Lear
           Corporation Canada Ltd., the foreign subsidiary borrowers listed therein, the several financial institutions party thereto, The Chase Manhattan Bank, as general administrative agent, and The Bank of Nova Scotia, as Canadian administrative agent, filed herewith.

10.4       Employment Agreement dated March 20, 1995 between the
           Company and Kenneth L. Way (incorporated by reference to
           Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.5       Employment Agreement dated March 20, 1995 between the
           Company and Robert E. Rossiter (incorporated by reference to
           Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.6       Employment Agreement dated March 20, 1995 between the
           Company and James H. Vandenberghe (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.7       Employment Agreement dated May 29, 1996 between the Masland
           Corporation and Dr. Frank J. Preston, (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.8       Employment Agreement dated March 20, 1995 between the
           Company and Donald J. Stebbins, filed herewith.

EXHIBIT
NUMBER                               EXHIBIT
-------                              -------
10.9       Lear's 1992 Stock Option Plan (incorporated by reference to
           Exhibit 10.7 to the Company's Annual Report on Form 10-K for
           the year ended June 30, 1993).

10.10 Amendment to Lear's 1992 Stock Option Plan (incorporated by reference to Exhibit 10.26 to the Company's Transition
           Report on Form 10-K filed on March 31, 1994).

10.11      Lear's 1994 Stock Option Plan (incorporated by reference to
           Exhibit 10.27 to the Company's Transition Report on Form
           10-K filed on March 31, 1994).

10.12      Masland Holdings, Inc. 1991 Stock Purchase and Option Plan
           (incorporated by reference to Exhibit 99.4 to the Company's
           Current Report on Form 8-K dated June 27, 1996).

10.13      Masland Corporation 1993 Stock Option Incentive Plan
           (incorporated by reference to Exhibit 99.5 to the Company's
           Current Report on Form 8-K dated June 27, 1995).

10.14      Lear's Supplemental Executive Retirement Plan, dated as of
           January 1, 1995 (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.15 Share Purchase Agreement dated as of December 10, 1996, between the Company and Borealis Holding AB, (incorporated by reference to Exhibit 10.23 to the Company's Report on Form 10-K for the year ended December 31, 1996).

10.16 Agreement and Plan of Merger dated as of May 23, 1996, by and among the Company, PA Acquisition Corp. and Masland
           Corporation (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-3 (No.
           333-05809)).

10.17 Agreement and Plan of Merger dated as of July 16, 1995, among the Company, AIHI Acquisition Corp. and Automotive
           Industries Holding, Inc. (incorporated by reference to the Exhibit 2.1 to the Company's Current Report on Form 8-K dated August 17, 1995).

10.18 Lear Corporation 1996 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997)

10.19 Lear Corporation Long-Term Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to the Company's quarterly Report on Form 10Q for the quarter ended June 28, 1997.

10.20 Lear Corporation Outside Directors Compensation Plan, as amended and restated (incorporated by reference to Exhibit
           10.3 to the Company's quarterly Report on Form 10-Q for the quarter ended June 28, 1997.

10.21      Purchase Agreement dated as of May 26, 1997 amend Keiper
           GmbH & Co., Putsch GmbH & Co. KG, Keiper Recaro GmbH, Keiper
           Car Seating Verwaltungs GmbH, Lear Corporation GmbH & Co., and Lear Corporation (incorporated by reference to Exhibit
           10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997.

10.22      Operating Agreement of Lear Donnelly Overhead Systems,
           L.L.C. dated as of the 1st day of November, 1997, by and between the Company and Donnelly Corporation, (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.23      Form of the Lear Corporation Long-Term Stock Incentive Plan
           Deferral and Restricted Stock Unit Agreement, (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.24      Form of the Lear Corporation 1996 Stock Option Plan Stock
           Option Agreement, (incorporated by reference to Exhibit
           10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

EXHIBIT
NUMBER                               EXHIBIT
-------                              -------
10.25      Restricted Property Agreement dated as of December 17, 1997 between the Company and Robert E. Rossiter (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on
           Form 10-K for the year ended December 31, 1997).

10.26      Lear Corporation 1992 Stock Option Plan, 3rd amendment dated
           March 14, 1997 (incorporated by reference to Exhibit 10.30 to the Company's Annual Report of Form 10-K for the year ended December 31, 1997).

10.27      Lear Corporation 1992 Stock Option plan, 4th amendment dated
           August 4, 1997 (incorporated by reference to Exhibit 10.31 to the Company's Annual Report of Form 10-K for the year ended December 31, 1997).

10.28 Lear Corporation 1994 Stock Option Plan, Second Amendment effective January 1, 1996, filed herewith.

10.29 Lear Corporation 1994 Stock Option Plan, Third Amendment effective March 14, 1997, filed herewith.

10.30      Lear Corporation Long-Term Stock Incentive Plan, Third
           Amendment effective February 26, 1998, filed herewith

10.31      The Master Sale and Purchase Agreement between General
           Motors Corporation and the Company, dated August 31, 1998, relating to the sale and purchase of the world-wide seating business operated by The Delphi Interior & Lighting System
           Division of General Motors Corporation's Delphi Automotive
           Systems business sector, filed herewith.

11.1       Computation of income (loss) per share, filed herewith.

21.1       List of subsidiaries of the Company, filed herewith.

23.1       Consent of independent public accountants, filed herewith.

27.1       Financial Data Schedule, filed herewith.