Form 10-Q
period 1999-04-03
LEAR CORP /DE/
filed 1999-05-18
CIK 842162

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
 [X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended APRIL 3, 1999

                                       OR

 [_]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                      to
                                 --------------------   ----------------------

  COMMISSION FILE NUMBER:  1-11311

                                LEAR CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


         DELAWARE                                    13-3386776
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

  21557 TELEGRAPH ROAD, SOUTHFIELD, MI                  48086-5008
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

         Number of shares of Common Stock, $0.01 par value per share, outstanding as of April 30, 1999: 66,823,502

                                LEAR CORPORATION

                                    FORM 10-Q

                       FOR THE QUARTER ENDED APRIL 3, 1999

                                      INDEX



Part I - Financial Information:                                                                       Page No.
-------------------------------                                                                       --------
       Item 1 - Consolidated Financial Statements

              Introduction to the Consolidated Financial Statements                                        3

              Consolidated Balance Sheets - April 3, 1999 and
                       December 31, 1998                                                                   4

              Consolidated Statements of Income - Three Month Periods
                       Ended April 3, 1999 and March 28, 1998                                              5

              Consolidated Statements of Cash Flows - Three Month Periods
                       Ended April 3, 1999 and March 28, 1998                                              6

              Notes to the Consolidated Financial Statements                                               7

       Item 2 - Management's Discussion and Analysis of
                       Financial Condition and Results of Operations                                      13

       Item 3 - Quantitative and Qualitative Disclosures About Market Risk
                       (included in Item 2)

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


                                LEAR CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

INTRODUCTION TO THE CONSOLIDATED FINANCIAL STATEMENTS

We have prepared the condensed consolidated financial statements of Lear Corporation and subsidiaries, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the period ended December 31, 1998.

The financial information presented reflects all adjustments (consisting only of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. These results are not necessarily indicative of a full year's results of operations.

                        LEAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

================================================================================================================
                                                                                April 3,            December 31,
                                                                                    1999                    1998
----------------------------------------------------------------------------------------------------------------
                                                                             (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                    $      24.6             $      30.0
Accounts receivable, net                                                         1,482.3                 1,373.9
Inventories                                                                        321.3                   349.6
Recoverable customer engineering and tooling                                       239.1                   221.4
Other                                                                              243.4                   223.1
----------------------------------------------------------------------------------------------------------------
Total current assets                                                             2,310.7                 2,198.0
----------------------------------------------------------------------------------------------------------------

LONG-TERM ASSETS:
Property, plant and equipment, net                                               1,183.2                 1,182.3
Goodwill, net                                                                    1,990.9                 2,019.8
Other                                                                              298.9                   277.2
----------------------------------------------------------------------------------------------------------------
Total long-term assets                                                           3,473.0                 3,479.3
----------------------------------------------------------------------------------------------------------------
                                                                             $   5,783.7             $   5,677.3
================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings                                                        $      80.3             $      82.7
Accounts payable and drafts                                                      1,728.5                 1,600.8
Accrued liabilities                                                                811.4                   797.5
Current portion of long-term debt                                                   14.7                    16.5
----------------------------------------------------------------------------------------------------------------
Total current liabilities                                                        2,634.9                 2,497.5
----------------------------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES:
Deferred national income taxes                                                      42.9                    39.0
Long-term debt                                                                   1,411.6                 1,463.4
Other                                                                              397.1                   377.4
----------------------------------------------------------------------------------------------------------------
Total long-term liabilities                                                      1,851.6                 1,879.8
----------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 150,000,000 authorized;
   67,247,442 issued at April 3, 1999 and
   67,194,314 issued at December 31, 1998                                             .7                      .7
Additional paid-in capital                                                         860.0                   859.3
Note receivable from sale of common stock                                            (.1)                    (.1)
Less - Common stock held in treasury, 510,230 shares at cost                       (18.3)                  (18.3)
Retained earnings                                                                  555.0                   504.7
Accumulated other comprehensive income                                            (100.1)                  (46.3)
----------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                       1,297.2                 1,300.0
----------------------------------------------------------------------------------------------------------------
                                                                             $   5,783.7             $   5,677.3
================================================================================================================






      The accompanying notes are an integral part of these balance sheets.

                        LEAR CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (UNAUDITED, IN MILLIONS, EXCEPT PER SHARE DATA)


==========================================================================================================
                                                                               Three Months Ended
----------------------------------------------------------------------------------------------------------
                                                                        April 3,                 March 28,
                                                                            1999                      1998
----------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)
----------------------------------------------------------------------------------------------------------
Net sales                                                            $  2,687.2                $   2,032.1

Cost of sales                                                           2,468.5                    1,831.9

Selling, general and administrative expenses                               84.3                       78.0

Amortization of goodwill                                                   14.0                       11.5
----------------------------------------------------------------------------------------------------------

     Operating income                                                     120.4                      110.7

Interest expense                                                           30.1                       24.7

Other expense, net                                                          7.9                        8.0
----------------------------------------------------------------------------------------------------------

     Income before provision for national income taxes                     82.4                       78.0

Provision for national income taxes                                        32.1                       30.7
----------------------------------------------------------------------------------------------------------

     Net income                                                      $     50.3                $      47.3
==========================================================================================================


     Basic net income per share                                      $      .75                $       .71
==========================================================================================================

     Diluted net income per share                                    $      .75                $       .69
==========================================================================================================




        The accompanying notes are an integral part of these statements.

                        LEAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN MILLIONS)

==========================================================================================================
                                                                               Three Months Ended
----------------------------------------------------------------------------------------------------------
                                                                        April 3,                 March 28,
                                                                            1999                      1998
----------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $     50.3                $      47.3
Adjustments to reconcile net income to net
cash provided by operating activities:
   Depreciation and amortization                                           62.3                       54.9
   Other, net                                                             (16.2)                     (22.8)
   Change in working capital items                                         47.3                     (167.6)
----------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) operating activities                  143.7                      (88.2)
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment                                (71.6)                     (48.2)
Acquisitions                                                              (59.0)                       -
Other, net                                                                  -                           .5
----------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                               (130.6)                     (47.7)
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in long-term debt, net                                             (33.8)                     149.9
Short-term borrowings, net                                                  (.4)                      (7.2)
Other, net                                                                   .7                        2.6
----------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) financing activities                  (33.5)                     145.3
----------------------------------------------------------------------------------------------------------

Effect of foreign currency translation                                     15.0                       (4.0)

NET CHANGE IN CASH AND CASH EQUIVALENTS                                    (5.4)                       5.4

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           30.0                       12.9
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $     24.6                $      18.3
----------------------------------------------------------------------------------------------------------

CHANGES IN WORKING CAPITAL:
Accounts receivable                                                  $   (134.9)               $    (205.6)
Inventories                                                                27.2                      (16.0)
Accounts payable                                                          176.4                       45.3
Accrued liabilities and other                                             (21.4)                       8.7
----------------------------------------------------------------------------------------------------------
                                                                     $     47.3                $    (167.6)
==========================================================================================================

SUPPLEMENTARY DISCLOSURE:
Cash paid for interest                                               $     34.4                $      29.6
==========================================================================================================
Cash paid for income taxes                                           $     16.0                $      26.0
==========================================================================================================

        The accompanying notes are an integral part of these statements.

                        LEAR CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


(1) BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of Lear Corporation, a Delaware corporation, and its wholly-owned and majority-owned subsidiaries. Investments in less than majority-owned businesses are generally accounted for under the equity method. Certain items in prior year's quarterly financial statements have been reclassified to conform with the presentation used in the quarter ended April 3, 1999.

(2) 1999 ACQUISITIONS

Peregrine

      On April 1, 1999, the Company acquired certain assets of Peregrine Windsor, Inc. ("Peregrine"), a division of Peregrine Incorporated. Peregrine produces just-in-time seat assemblies and door panels for several General Motors models.

Polovat / Ovatex

      In February 1999, the Company acquired Polovat and the automotive business of Ovatex. Polovat and Ovatex automotive supply flooring and acoustic products for the automotive market. The acquired operations have three plants in Poland and two in Italy and employ more than 600 people.

(3) 1998 ACQUISITION

Delphi Seating

      In September 1998, the Company purchased the seating business of Delphi Automotive Systems, a division of General Motors Corporation ("Delphi Seating"), for approximately $250 million. Delphi Seating was a leading supplier of seat systems to General Motors with 16 locations in 10 countries.

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

                        LEAR CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


      The following pro forma financial data is presented to illustrate the estimated effects of the Delphi Seating acquisition, as if the transaction had occurred as of January 1, 1998.
(Unaudited; in millions, except per share data):

========================================================================================
                                                                      Three Months Ended

                                                                          March 28, 1998
----------------------------------------------------------------------------------------
Net sales                                                                    $   2,255.9
Net income                                                                          43.0
Diluted income per share                                                             .63
========================================================================================

      The pro forma information above does not purport to be indicative of the results that actually would have been achieved if the operations were combined during the periods presented, and is not intended to be a projection of future results or trends.

(4)   RESTRUCTURING AND OTHER CHARGES

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

      The restructuring plan is progressing as scheduled, and there have been no significant changes to the original restructuring plan. The following table summarizes the restructuring and other charges (in millions):

------------------------------------------------------------------------------

                              Original            Utilized          Balance
                              Accrual        Cash     Noncash       April 3
                                                                     1999
------------------------------------------------------------------------------
European Operations
  Consolidation               $  78.9       $ 3.4     $11.9          $63.6
North and South
  America Operations
  Consolidation                  31.6        15.9       6.5            9.2
Write-Down of
  Long-Lived Assets              15.0          --      15.0             --
Contract Termination
  and Other                       7.5         7.2        --            0.3
------------------------------------------------------------------------------
Total                         $ 133.0      $ 26.5     $33.4          $73.1
------------------------------------------------------------------------------

(5)   INVENTORIES

      Inventories are stated at the lower of cost or market. Cost is determined principally using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories are comprised of the following (in millions):

=================================================================================================
                                                               April 3,              December 31,
                                                                   1999                      1998
-------------------------------------------------------------------------------------------------
Raw materials                                                 $   230.9                 $   253.9
Work-in-process                                                    25.0                      23.8
Finished goods                                                     65.4                      71.9
-------------------------------------------------------------------------------------------------
Inventories                                                   $   321.3                 $   349.6
=================================================================================================

(6)   PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment is stated at cost. Depreciable property is depreciated over the estimated useful lives of the assets, using principally the straight-line method. A summary of property, plant and equipment is shown below (in millions):

=================================================================================================
                                                               April 3,              December 31,
                                                                   1999                      1998
-------------------------------------------------------------------------------------------------
Land                                                        $      75.0               $      70.6
Buildings and improvements                                        408.1                     429.6
Machinery and equipment                                         1,303.7                   1,197.8
Construction in progress                                            9.5                      78.4
-------------------------------------------------------------------------------------------------
Total property, plant and equipment                             1,796.3                   1,776.4
Less - accumulated depreciation                                  (613.1)                   (594.1)
--------------------------------------------------------------------------------------------------
Net property, plant and equipment                           $   1,183.2               $   1,182.3
==================================================================================================

                        LEAR CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(7)  LONG-TERM DEBT

      Long-term debt is comprised of the following (in millions):

=================================================================================================
                                                               April 3,              December 31,
                                                                   1999                      1998
-------------------------------------------------------------------------------------------------
Credit agreement                                            $     921.9               $     970.3
Other                                                             168.4                     173.6
-------------------------------------------------------------------------------------------------
                                                                1,090.3                   1,143.9
Less - Current portion                                             14.7                      16.5
-------------------------------------------------------------------------------------------------
                                                                1,075.6                   1,127.4
-------------------------------------------------------------------------------------------------
9 1/2% Subordinated Notes                                         200.0                     200.0
8 1/4% Subordinated Notes                                         136.0                     136.0
-------------------------------------------------------------------------------------------------
                                                                  336.0                     336.0
-------------------------------------------------------------------------------------------------
Long-term debt                                              $   1,411.6               $   1,463.4
=================================================================================================

(8) FINANCIAL INSTRUMENTS

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

                        LEAR CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(9) FINANCIAL ACCOUNTING STANDARDS

Net Income Per Share

      Basic net income per share is computed using the weighted average common shares outstanding during the period. Diluted net income per share is computed using the average share price during the period when calculating the dilutive effect of stock options. Shares outstanding for the periods presented were as follows:

=================================================================================================
                                                                       Three Months Ended
-------------------------------------------------------------------------------------------------
                                                               April 3,                 March 28,
                                                                   1999                      1998
-------------------------------------------------------------------------------------------------
Weighted average shares outstanding                          66,709,148                66,965,473
Dilutive effect of stock options                                835,038                 1,482,563
-------------------------------------------------------------------------------------------------
Diluted shares outstanding                                   67,544,186                68,448,036
=================================================================================================

Comprehensive Income

     Comprehensive income is defined as all changes in a Company's net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded to equity would be a part of comprehensive income. Comprehensive income for the periods is as follows (in millions):

=================================================================================================
                                                                       Three Months Ended
-------------------------------------------------------------------------------------------------
                                                               April 3,                 March 28,
                                                                   1999                      1998
-------------------------------------------------------------------------------------------------
Net income                                                     $   50.3                  $   47.3

Other comprehensive income:
     Foreign currency translation adjustment                      (53.8)                    (11.7)
--------------------------------------------------------------------------------------------------
Other comprehensive income                                        (53.8)                    (11.7)
--------------------------------------------------------------------------------------------------

Comprehensive income                                           $   (3.5)                 $   35.6
==================================================================================================

                        LEAR CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



(10) SEGMENT REPORTING

      The Company is organized based on customer-focused and geographic divisions. Each division reports their results from operations and makes requests for capital expenditures directly to the chief operating decision making group. Under this organizational structure, the Company's operating segments have been aggregated into one reportable segment. This aggregated segment consists of eight divisions, each with separate management teams. The Other category includes the corporate office, geographic headquarters, technology division and elimination of intercompany activities, none of which meet the requirements of being classified as an operating segment.

      The following table presents revenues and other financial information by business segment (in millions):

==========================================================================================================
                                                           Three Months Ended April 3, 1999
----------------------------------------------------------------------------------------------------------
                                           Automotive
                                            Interiors                      Other              Consolidated
----------------------------------------------------------------------------------------------------------
Revenues                                  $   2,684.8                $      2.4                $   2,687.2
EBITA                                           172.7                     (38.3)                     134.4
Depreciation                                     45.8                       2.5                       48.3
Capital expenditures                             68.9                       2.7                       71.6
Total assets                                  3,981.4                   1,802.3                    5,783.7
==========================================================================================================

==========================================================================================================
                                                           Three Months Ended March 28,1998
----------------------------------------------------------------------------------------------------------
                                           Automotive
                                            Interiors                      Other              Consolidated
----------------------------------------------------------------------------------------------------------
Revenues                                  $   2,030.0                $      2.1                $   2,032.1
EBITA                                           160.0                     (37.8)                     122.2
Depreciation                                     40.9                       2.5                       43.4
Capital expenditures                             43.3                       4.9                       48.2
Total assets                                  3,170.8                   1,566.0                    4,736.8
==========================================================================================================

(11) SUBSEQUENT EVENTS

Acquisition of UT Automotive

      On May 4, 1999, Lear acquired UT Automotive, Inc., a wholly-owned operating segment of United Technologies Corporation, for approximately $2.3 billion, subject to certain post-closing adjustments. UT Automotive was a supplier of electrical, electronic, motor and interior products and systems to the global automotive industry. Headquartered in Dearborn, Michigan, UT Automotive has annual sales of approximately $3 billion, 44,000 employees and 90 facilities located in 18 countries.

                        LEAR CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Sale of Electric Motor Systems

      On May 7, 1999, Lear entered into a definitive purchase agreement with Johnson Electric Holdings Limited to sell the recently acquired Electric Motor Systems ("EMS") business for $310 million, subject to certain post-closing adjustments. Lear acquired the EMS business in the acquisition of UT Automotive. EMS is a supplier of industrial and automotive electric motors and starter motors for small gasoline engines. EMS had 1998 sales of $351 million and has approximately 3,300 employees operating at locations in 10 countries.

      Consummation of the sale is contingent upon expiration or termination of applicable waiting periods provided under the Hart-Scott-Rodino Antitrust Improvements Act, applicable foreign competition act approvals and certain other customary conditions.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 3, 1999 VS. THREE MONTHS ENDED MARCH 28, 1998.

      Net sales in the quarter ended April 3, 1999 were $2.7 billion, exceeding net sales in the quarter ended March 28, 1998 by $.7 billion, or 32.2%. Net sales in the first quarter of 1999 benefited from acquisitions, which collectively accounted for $.4 billion of the increase, and a combination of new business and production increases in North America and Europe. Partially offsetting this increase in sales were unfavorable exchange rate fluctuations in North America, South America and South Africa and lower sales in our South American operations.

      Gross profit and gross margin were $219 million and 8.1% in the first quarter of 1999 as compared to $200 million and 9.9% in the comparable period of 1998. Gross profit in the current quarter reflects the contribution of acquisitions, new sport utility and truck programs in North America and new seat programs in Europe. The decline in gross margin in the first quarter of 1999, as compared to the first quarter of 1998, is due primarily to the dilutive impact of acquisitions.

      Selling, general and administrative expenses, including research and development, as a percentage of net sales decreased to 3.1% in the first quarter of 1999 as compared to 3.8% in the same period of 1998. Expenses as a percentage of sales benefitted primarily from operating leverage provided by a higher sales base and restructuring efforts initiated in the fourth quarter of 1998. The increase in actual expenditures relative to 1998 was due to the inclusion of operating expenses incurred as a result of acquisitions as well as research, development and administrative expenses necessary to support established and potential business opportunities.

      Operating income and operating margin were $120 million and 4.5% in the first quarter of 1999 as compared to $111 million and 5.4% in the comparable period of 1998. Operating profit in the current quarter reflects the contribution of acquisitions, new sport utility and truck programs in North America and new seat programs in Europe. The decline in operating margin in the first quarter of 1999, as compared to the first quarter of 1998, is due primarily to the dilutive impact of acquisitions.

      Interest expense in the first quarter of 1999 increased by $5 million to $30 million as compared to the same period in 1998. Interest expense resulting from debt incurred to finance recent acquisitions was partially offset by reduced interest rates in the United States and Europe.

      Other expenses, which include state and local taxes, foreign currency exchange, minority interests in consolidated subsidiaries, equity in net income of affiliates and other non-operating expenses, was essentially unchanged at approximately $8 million.

      Net income for the first quarter of 1999 was $50 million, or $.75 per share, as compared to $47 million, or $.69 per share, in the prior year's first quarter. The provision for income taxes in the current quarter was $32 million, or an effective tax rate of 39.0% as compared to $31 million, or an effective tax rate of 39.4%, in the prior year. Diluted net income per share increased in the first quarter of 1999 by 8.7%.

                        LIQUIDITY AND CAPITAL RESOURCES

     Operating activities generated $144 million of cash flow in the first quarter of 1999 compared to a net use of $88 for the same period in 1998. The variance was primarily due to timing differences in working capital cash flows. Working capital was a source of $47 million in 1999 and a use of $168 million in 1998. The difference between years relates primarily to the timing of our fiscal quarter end, with the 1998 quarter ending prior to significant regularly scheduled accounts receivable payments.

     Net income increased by 6%, from $47 million to $50 million, as a result of new business and contributions from acquisitions. In addition, non-cash depreciation and goodwill amortization charges were $62 million in 1999 and $55 million in 1998, with the increase due to the 1998 acquisitions of Delphi Seating and Chapman.

     Net cash used in investing activities increased from $48 million in the first quarter of 1998 to $131 million in 1999. The first quarter 1999 investments in Peregrine, Polovat and Ovatex were $59 million in the aggregate. Capital expenditures increased from $48 million in the first three months of 1998 to $72 million in the first quarter of 1999 as a result of new programs and the on-going capital programs at acquired companies. We currently anticipate approximately $350 million in additional capital expenditures during the remaining three quarters of 1999, including investments in property, plant and equipment associated with the second quarter acquisition of UT Automotive.

     As of April 3, 1999, we had $922 million outstanding under our $2.1 billion senior credit facility and $52 million committed under outstanding letters of credit, resulting in approximately $1.1 billion unused and available. The senior credit facility matures on September 30, 2001 and may be used for general corporate purposes. In addition to debt outstanding under our senior credit facility, we had $504 million of long-term debt outstanding as of April
3, 1999, consisting primarily of $336 million of subordinated notes due between 2002 and 2006.

     The purchase price for the UT Automotive acquisition of $2.3 billion (subject to post-closing adjustments) was financed through borrowings under our primary credit facilities. In connection with the UT Automotive acquisition, we amended and restated our $2.1 billion senior credit facility and entered into new senior credit facilities. The new senior credit facilities consisted of a new $500 million revolving credit facility which matures on May 4, 2004, a new $500 million term loan having scheduled amortization beginning on October 31, 2000 and a final maturity of May 4, 2004 and a new $1.4 billion interim term loan maturing on May 3, 2000. On May 18, 1999, we issued $1.4 billion aggregate principal amount of senior notes, the proceeds of which were used to repay the interim term loan. The offering included $800 million in aggregate principal amount of 10-year notes bearing interest at a rate of 8.11% and $600 million in aggregate principal amount of six-year notes bearing interest at a rate of 7.96%. The senior notes have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration under the Securities Act and applicable state securities laws or available exemptions from such registration requirements. We also expect to use the anticipated proceeds of $310 million from the proposed sale of EMS to repay the borrowings under our primary credit facilities.

     Our primary credit facilities are guaranteed by certain of our significant domestic subsidiaries and secured by the pledge of all or a portion of the capital stock of certain of our significant subsidiaries. The senior notes are guaranteed by the same subsidiaries that guarantee our primary credit facilities. The guarantees and stock pledges may be released under certain circumstances. For more information regarding the terms of our primary credit facilities, please refer to the agreements relating to such facilities which were filed as exhibits to our Current Report on Form 8-K dated May 4, 1999.

     As a result of the additional leverage we incurred in the UT
Automotive acquisition, Standard and Poor's and Moody's Investors Service each reduced our senior unsecured bank rating one level from BBB-/Baa3 to BB+/Ba1, respectively. Our subordinated notes were also downgraded from BB+/Ba2 to BB-/Ba3.

     We believe that cash flows from operations and available credit facilities will be sufficient to meet our debt service obligations, projected capital expenditures and working capital requirements.

                                 OTHER MATTERS

ENVIRONMENTAL MATTERS

     We are subject to local, state, federal and foreign laws, regulations and ordinances, which govern activities or operations that may have adverse environmental effects and which impose liability for the costs of cleaning up certain damages resulting from past spills, disposal or other releases of hazardous substances. Our policy is to comply with all applicable environmental laws and maintain procedures to ensure compliance. However, we have been, and in the future may become, the subject of formal or informal enforcement actions or procedures. We currently are engaged in the cleanup of hazardous substances at certain sites owned, leased or operated by us, including certain properties acquired in the UT Automotive acquisition. Certain present and former properties of UT Automotive are subject to environmental liabilities which may be significant. Lear obtained certain agreements and indemnities with respect to possible environmental liabilities from United Technologies Corporation in connection with Lear's acquisition of UT Automotive. While we do not believe that the environmental liabilities associated with present and former UT Automotive properties will have a material adverse effect on our business, results of operations or financial condition, no assurances can be given in this regard.

     We have been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("Superfund"), for the cleanup of contamination from hazardous substances at five Superfund sites where liability has not been completely determined and two sites where we have received offers to settle their responsibility for less than $10,000.

ACCOUNTING POLICIES

      During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999. It requires all derivative instruments to be recorded in the balance sheet at their fair value. Changes in the fair value of derivative instruments are required to be recorded each period in current earnings or accumulated other comprehensive income, depending on whether the derivative instruments are designated as part of a hedge transaction. We do not expect the effects of the adoption to be significant.

YEAR 2000

      We are currently working to resolve the potential impact of the year 2000 ("Y2K") on the processing of time-sensitive information by our computerized information systems. Any of our programs that have time-sensitive software may recognize the year "00" as 1900 rather than the year 2000. This could result in miscalculations, classification errors or system failures.

State of Readiness

      In 1996, we began a program to assess the impact of the Y2K issue on the software and hardware used in our operations and have identified various areas to focus our Y2K compliance efforts. These areas include business computer systems, manufacturing and warehousing systems, end-user computing, technical infrastructure and environmental systems, research and development facilities and supplier and service providers. Our Y2K program phases include assessment and planning, remediation, testing and implementation.

      For business, manufacturing and end-user systems, we are in the process of remediation and testing. We are utilizing internal personnel as well as third-party services to assist in our efforts. At many sites, particularly in Europe, we are implementing new Y2K compliant systems. We have corrected, or are in the process of correcting, Y2K issues at many other sites. We are also reviewing our technical infrastructure, environmental systems, and R&D facilities on a site-by-site basis, many times with the aid of equipment manufacturers. Most of the systems used in these areas are new and Y2K compliant. Others will be replaced as part of our ongoing site upgrade project. Among our supplier base, we are monitoring the progress of each of our key suppliers with questionnaires and site reviews, where appropriate, along with the aid of industry information. We will make a determination of the appropriate level of dependence among our supplier base.

Y2K Costs

      Based on current estimates, we do not expect costs of addressing the Y2K issue to have a material adverse effect on our financial position, results of operations or cash flows in future periods. We currently estimate that our historical and future costs (excluding UT Automotive) will be $10 to $20 million for Y2K compliance. This includes $5 to $10 million directly attributable to correcting non-compliant systems and another $5 to $10 million for ongoing system improvements which will be Y2K compliant. We will have incurred these costs over the period from mid-1996 through the end of 1999. Although we have not specifically identified Y2K remediation costs in the past, we estimate our Y2K remediation expenditures incurred through April 3, 1999 have been approximately $5 million. In addition, we expect to incur an additional $10 to $15 million to address UT Automotive's Y2K issues. Y2K projects have not materially deferred our implementation of other information technology projects.

Y2K Risks

      Our reasonable worst-case scenario with respect to the Y2K issue is the failure of a key system at one or more of our facilities or at the facilities of one or more of our key suppliers or customers that causes shipments of our products to customers to be temporarily interrupted. This could result in our missing build schedules with our customers, which in turn could lead to lost sales and profits for us and our customers. We may also be adversely affected by general economic disruptions caused by the Y2K issue even in circumstances where our systems and the systems of our suppliers and customers are Y2K compliant. We cannot assure you that Y2K issues will not have a material adverse effect on our business, results of operations or financial condition.

Contingency Plans

      As a part of our Y2K strategy, contingency plans are being developed site-by-site and any systems requiring remediation will have one or more contingency plans. All plans will be documented and will be executed accordingly, if necessary. In addition, we are in the process of performing supplier site audits.


FORWARD-LOOKING STATEMENTS

      This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that any forward-looking statements, including statements regarding the intent, belief, or current expectations of the Company or its management, are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to, (i) general economic conditions in the markets in which the Company operates, (ii) fluctuations in worldwide or regional automobile and light truck production,
(iii) labor disputes involving the Company or its significant customers, (iv) changes in practices and/or policies of the Company's significant customers towards outsourcing automotive components and systems, (v) fluctuations in currency exchange rates and other risks associated with doing business in foreign countries, (vi) risks relating to the impact of Y2K issues, and (vii) other risks detailed from time to time in the Company's Securities and Exchange Commission filings. The Company does not intend to update these forward-looking statements.

                                LEAR CORPORATION

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

    (a)      Exhibits.

             10.1 Stock Purchase Agreement dated as of March 16, 1999 by and between Nevada Bond Investment Corp. II and Lear Corporation (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated March 16,
                     1999).

             10.2 Second Amended and Restated Credit and Guarantee Agreement, dated as of May 4, 1999, among Lear, Lear Corporation Canada Ltd., the Foreign Subsidiary Borrowers (as defined therein), the Lenders Party thereto, Bankers Trust Company and Bank of America National Trust & Savings Association, as Co-Syndication Agents, The Bank of Nova Scotia, as Documentation Agent and Canadian Administrative Agent, and The Chase Manhattan Bank, as General Administrative Agent (incorporated by reference to Exhibit
                     10.1 to the Company's Current Report on Form 8-K dated May 4, 1999).

             10.3 Interim Term Loan Agreement, dated as of May 4, 1999, among Lear, the Lenders parties thereto, Citicorp USA, Inc. and Credit Suisse First Boston, as Co-Syndication Agents, Deutsche Bank AG New York Branch, as Documentation Agent, the other Agents named therein, and The Chase Manhattan Bank, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated May 4, 1999).

             10.4 Revolving Credit and Term Loan Agreement, dated as of May 4, 1999, among Lear, certain of its Foreign Subsidiaries, the Lenders parties thereto, Citicorp USA, Inc. and Morgan Stanley Senior Funding, Inc., as Co-Syndication Agents, Toronto Dominion (Texas), Inc., as Documentation Agent, the other Agents named therein, and The Chase Manhattan Bank, as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated May 4, 1999).

             10.5 Stock Purchase Agreement, dated as of May 7, 1999, between Lear Corporation and Johnson Electric Holdings Limited (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 7, 1999).

             10.6 Purchase Agreement dated as of May 13, 1999, among Lear Corporation, Lear Operations Corporation, Lear Corporation Automotive Holdings and Morgan Stanley & Co.
                     Incorporated, Salomon Smith Barney Inc., Chase Securities Inc., Credit Suisse First Boston Corporation, Deutsche Bank Securities Inc., NationsBanc Montgomery Securities LLC, Scotia Capital Markets (USA) Inc. and TD Securities (USA) Inc.

             10.7 Registration Rights Agreement dated as of May 18, 1999, among Lear Corporation, Lear Operations Corporation, Lear Corporation Automotive Holdings and Morgan Stanley & Co. Incorporated, Salomon Smith Barney Inc., Chase Securities Inc., Credit Suisse First Boston Corporation, Deutsche Bank Securities Inc., NationsBanc Montgomery Securities LLC, Scotia Capital Markets (USA) Inc. and TD Securities (USA) Inc.

             10.8 Indenture dated as of May 15, 1999, among Lear Corporation as Issuer, the Guarantors party thereto from time to time as Guarantors and The Bank of New York as Trustee.

             27.1    Financial Data Schedule for the quarter ended April 3,
                     1999.

             99.1 Press Release of the Company dated May 18, 1999, relating to the issuance of senior notes.

    (b)      The following reports on Form 8-K were filed during the quarter ended April 3, 1999.

             March 16, 1999 - Form 8-K relating to the definitive purchase agreement to acquire UT Automotive.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.




LEAR CORPORATION


Dated:  May 18, 1999                By:  /s/ Donald J. Stebbins
                                         ------------------------------
                                         Donald J. Stebbins
                                         Senior Vice President and
                                         Chief Financial Officer

                                LEAR CORPORATION
                                   FORM 10 -Q
                                  EXHIBIT INDEX
                       FOR THE QUARTER ENDED APRIL 3, 1999


            EXHIBIT
            NUMBER
            ------

             10.1 Stock Purchase Agreement dated as of March 16, 1999 by and between Nevada Bond Investment Corp. II and Lear Corporation (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated March 16,
                     1999).

             10.2 Second Amended and Restated Credit and Guarantee Agreement, dated as of May 4, 1999, among Lear, Lear Corporation Canada Ltd., the Foreign Subsidiary Borrowers (as defined therein), the Lenders Party thereto, Bankers Trust Company and Bank of America National Trust & Savings Association, as Co-Syndication Agents, The Bank of Nova Scotia, as Documentation Agent and Canadian Administrative Agent, and The Chase Manhattan Bank, as General Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 4, 1999).

             10.3 Interim Term Loan Agreement, dated as of May 4, 1999, among Lear, the Lenders parties thereto, Citicorp USA, Inc. and Credit Suisse First Boston, as Co-Syndication Agents, Deutsche Bank AG New York Branch, as Documentation Agent, the other Agents named therein, and The Chase Manhattan Bank, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated May 4, 1999).

             10.4 Revolving Credit and Term Loan Agreement, dated as of May 4, 1999, among Lear, certain of its Foreign Subsidiaries, the Lenders parties thereto, Citicorp USA, Inc. and Morgan Stanley Senior Funding, Inc., as Co-Syndication Agents, Toronto Dominion (Texas), Inc., as Documentation Agent, the other Agents named therein, and The Chase Manhattan Bank, as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated May 4, 1999).

             10.5 Stock Purchase Agreement, dated as of May 7, 1999, between Lear Corporation and Johnson Electric Holdings Limited (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 7, 1999).

             10.6 Purchase Agreement dated as of May 13, 1999, among Lear Corporation, Lear Operations Corporation, Lear Corporation Automotive Holdings and Morgan Stanley & Co.
                     Incorporated, Salomon Smith Barney Inc., Chase Securities Inc., Credit Suisse First Boston Corporation, Deutsche Bank Securities Inc., NationsBanc Montgomery Securities LLC, Scotia Capital Markets (USA) Inc. and TD Securities (USA) Inc.

             10.7 Registration Rights Agreement dated as of May 18, 1999, among Lear Corporation, Lear Operations Corporation, Lear Corporation Automotive Holdings and Morgan Stanley & Co. Incorporated, Salomon Smith Barney Inc., Chase Securities Inc., Credit Suisse First Boston Corporation, Deutsche Bank Securities Inc., NationsBanc Montgomery Securities LLC, Scotia Capital Markets (USA) Inc. and TD Securities (USA) Inc.

             10.8 Indenture dated as of May 15, 1999, among Lear Corporation as Issuer, the Guarantors party thereto from time to time as Guarantors and The Bank of New York as Trustee.

             27.1    Financial Data Schedule for the quarter ended April 3,
                     1999.

             99.1 Press Release of the Company dated May 18, 1999, relating to the issuance of senior notes.