Form 10-Q
period 1999-07-03
LEAR CORP /DE/
filed 1999-08-17
CIK 842162

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
 |X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934


  For the quarterly period ended JULY 3, 1999

                                       OR

 | |      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                      to
                                ----------------------  ----------------------

  COMMISSION FILE NUMBER:  1-11311

                                LEAR CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                      13-3386776
(State or other jurisdiction               (I.R.S. Employer Identification No.)
 of incorporation or organization)

  21557 TELEGRAPH ROAD, SOUTHFIELD, MI                48086-5008
(Address of principal executive offices)              (zip code)

                                 (248) 447-1500
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the
filing requirements for the past 90 days. Yes |X|   No
                                             -----    -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Number of shares of Common Stock, $0.01 par value per share, outstanding as of July 30, 1999: 66,823,502

                                LEAR CORPORATION

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JULY 3, 1999

                                      INDEX

Part I - Financial Information:                                                                       Page No.
-------------------------------                                                                       --------
       Item 1 - Consolidated Financial Statements

              Introduction to the Consolidated Financial Statements                                        3

              Consolidated Balance Sheets - July 3, 1999 and
                       December 31, 1998                                                                   4

              Consolidated Statements of Income - Three and Six Month Periods
                       Ended July 3, 1999 and June 27, 1998                                                5

              Consolidated Statements of Cash Flows - Six Month Periods
                       Ended July 3, 1999 and June 27, 1998                                                6

              Notes to the Consolidated Financial Statements                                               7

       Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations                                              16

       Item 3 - Quantitative and Qualitative Disclosures about Market
                Risk (included in Item 2)

Part II - Other Information:
----------------------------

        Item 4 - Submission of Matters to a Vote of Securities Holders                                     23


        Item 6 - Exhibits and Reports on Form 8-K                                                          24


Signatures                                                                                                 25
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

                        LEAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

----------------------------------------------------------------------------------------------------------------
                                                                                 July 3,            December 31,
                                                                                  1999                  1998
----------------------------------------------------------------------------------------------------------------
                                                                             (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                    $      32.3             $      30.0
Accounts receivable, net                                                         1,968.0                 1,373.9
Inventories                                                                        481.1                   349.6
Recoverable customer engineering and tooling                                       302.0                   221.4
Other                                                                              418.5                   223.1
----------------------------------------------------------------------------------------------------------------
Total current assets                                                             3,201.9                 2,198.0
----------------------------------------------------------------------------------------------------------------

LONG-TERM ASSETS:
Property, plant and equipment, net                                               1,810.3                 1,182.3
Goodwill, net                                                                    3,315.5                 2,019.8
Other                                                                              375.7                   277.2
----------------------------------------------------------------------------------------------------------------
Total long-term assets                                                           5,501.5                 3,479.3
----------------------------------------------------------------------------------------------------------------
                                                                             $   8,703.4             $   5,677.3
----------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings                                                        $      64.4             $      82.7
Accounts payable and drafts                                                      2,030.4                 1,600.8
Accrued liabilities                                                              1,418.9                   797.5
Current portion of long-term debt                                                   13.5                    16.5
----------------------------------------------------------------------------------------------------------------
Total current liabilities                                                        3,527.2                 2,497.5
----------------------------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES:
Deferred national income taxes                                                      95.2                    39.0
Long-term debt                                                                   3,273.3                 1,463.4
Other                                                                              454.1                   377.4
----------------------------------------------------------------------------------------------------------------
Total long-term liabilities                                                      3,822.6                 1,879.8
----------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 150,000,000 authorized;
   67,521,805 issued at July 3, 1999 and
   67,194,314 issued at December 31, 1998                                             .7                      .7
Additional paid-in capital                                                         860.0                   859.3
Note receivable from sale of common stock                                            (.1)                    (.1)
Less - Common stock held in treasury, 510,230 shares at cost                       (18.3)                  (18.3)
Retained earnings                                                                  629.8                   504.7
Accumulated other comprehensive income                                            (118.5)                  (46.3)
----------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                       1,353.6                 1,300.0
----------------------------------------------------------------------------------------------------------------
                                                                             $   8,703.4             $   5,677.3
----------------------------------------------------------------------------------------------------------------






      The accompanying notes are an integral part of these balance sheets.

                        LEAR CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (UNAUDITED, IN MILLIONS, EXCEPT PER SHARE DATA)



---------------------------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended                   Six Months Ended
---------------------------------------------------------------------------------------------------------------------------
                                                                  July 3,       June 27,         July 3,         June 27,
                                                                     1999           1998            1999             1998
---------------------------------------------------------------------------------------------------------------------------

Net sales                                                      $  3,233.6     $  2,175.0      $ 5,920.8        $  4,207.1

Cost of sales                                                     2,894.4        1,943.4        5,362.9           3,775.3

Selling, general and administrative expenses                        129.1           80.5          213.4             158.5

Amortization of goodwill                                             19.3           11.5           33.3              23.0
---------------------------------------------------------------------------------------------------------------------------

Operating income                                                    190.8          139.6          311.2             250.3

Interest expense                                                     60.2           25.5           90.3              50.2

Other expense, net                                                    7.3            5.5           15.2              13.5
---------------------------------------------------------------------------------------------------------------------------

Income before provision for national income taxes                   123.3          108.6          205.7             186.6

Provision for national income taxes                                  48.5           42.9           80.6              73.6
---------------------------------------------------------------------------------------------------------------------------

Net income                                                     $     74.8     $     65.7      $   125.1        $    113.0
---------------------------------------------------------------------------------------------------------------------------

Basic net income per share                                     $     1.12     $      .98      $    1.87        $     1.69
---------------------------------------------------------------------------------------------------------------------------

Diluted net income per share                                   $     1.10     $      .96      $    1.85        $     1.65
---------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

                        LEAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN MILLIONS)

----------------------------------------------------------------------------------------------------------
                                                                                Six Months Ended
----------------------------------------------------------------------------------------------------------
                                                                         July 3,                  June 27,
                                                                            1999                      1998
----------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $    125.1                $     113.0
Adjustments to reconcile net income to net
cash provided by operating activities:
   Depreciation and amortization                                          150.1                      106.5
   Other, net                                                             (57.4)                     (67.3)
   Change in working capital items                                         91.7                     (118.2)
----------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                            309.5                       34.0
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment                               (162.6)                    (125.1)
Cost of acquisitions, net of cash acquired                             (2,277.6)                    (101.1)
Proceeds from disposition of business segment                             310.0                        -
----------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                             (2,130.2)                    (226.2)
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in long-term debt, net                                           1,825.6                      191.8
Short-term borrowings, net                                                (17.5)                      13.7
Other, net                                                                   .7                        2.9
----------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                          1,808.8                      208.4
----------------------------------------------------------------------------------------------------------

Effect of foreign currency translation                                     14.2                        (.9)

NET CHANGE IN CASH AND CASH EQUIVALENTS                                     2.3                       15.3

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           30.0                       12.9
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $     32.3                $      28.2
----------------------------------------------------------------------------------------------------------

CHANGES IN WORKING CAPITAL, NET OF EFFECTS OF ACQUISITIONS:
Accounts receivable                                                  $   (234.2)               $    (225.4)
Inventories                                                                11.1                      (16.6)
Accounts payable                                                          226.0                       93.4
Accrued liabilities and other                                              88.8                       30.4
----------------------------------------------------------------------------------------------------------
                                                                     $     91.7                $    (118.2)
----------------------------------------------------------------------------------------------------------

SUPPLEMENTARY DISCLOSURE:
Cash paid for interest                                               $     56.7                $      49.5
----------------------------------------------------------------------------------------------------------
Cash paid for income taxes                                           $     49.4                $      41.2
----------------------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these statements.

                        LEAR CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of Lear Corporation, a Delaware corporation, and its wholly-owned and majority-owned subsidiaries. Investments in less than majority-owned businesses are accounted for under the equity method. Certain items in prior year's quarterly financial statements have been reclassified to conform with the presentation used in the quarter ended July 3, 1999.

2. 1999 ACQUISITIONS/DISPOSITIONS

Acquisition of UT Automotive

      On May 4, 1999, Lear acquired UT Automotive, Inc., a wholly-owned operating segment of United Technologies Corporation, for approximately $2.2 billion, net of cash acquired. Subsequent to July 3, 1999, Lear paid an additional $74 million to United Technologies Corporation in settlement of certain post-closing adjustments. UT Automotive was a supplier of electrical, electronic, motor and interior products and systems to the global automotive industry. Headquartered in Dearborn, Michigan, UT Automotive had annual sales of approximately $3 billion, 44,000 employees and 90 facilities located in 18 countries.

      The UT Automotive acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed in the acquisition have been reflected in the accompanying consolidated balance sheet. The operating results of UT Automotive have been included in the consolidated financial statements of the Company since the date of acquisition. The purchase price, excluding the subsequent settlement, and related allocation were as follows (in millions):

------------------------------------------------------------------------------------------------------------
Consideration paid to former owner, net of cash acquired of $83.5 million                        $   2,216.5
Debt assumed                                                                                             9.0
Estimated fees and expenses                                                                              8.2
------------------------------------------------------------------------------------------------------------
Cost of acquisition                                                                              $   2,233.7
------------------------------------------------------------------------------------------------------------
Property, plant and equipment                                                                    $     633.0
Value assigned to assets sold (EMS)                                                                    310.0
Net working capital                                                                                      1.5
Other assets purchased and liabilities assumed                                                         (20.0)
Goodwill                                                                                             1,309.2
------------------------------------------------------------------------------------------------------------
Total cost allocation                                                                            $   2,233.7
------------------------------------------------------------------------------------------------------------

      The purchase price and related allocation may be revised up to one year from the date of acquisition. The Company can provide no assurances as to whether any revisions to the original purchase price allocation will be significant. Adjustments to the purchase price and related allocation may occur as a result of obtaining more information regarding property valuations, liabilities assumed, the outcome of final negotiations with the former owner and revisions of preliminary estimates of fair values made at the date of purchase. Additionally, the Company has not finalized a plan for the restructuring of the acquired operations. The activities being considered include potential plant closings and the termination or relocation of employees. The net effect of the adjustments described above will be reported as an adjustment to the purchase price and related allocation described above. See Note 4 for pro forma financial information.

                        LEAR CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Acquisition of Peregrine

      On April 1, 1999, the Company acquired certain assets of Peregrine Windsor, Inc. ("Peregrine"), a division of Peregrine Incorporated. Peregrine produces just-in-time seat assemblies and door panels for several General Motors models. The results of Peregrine are not included in the pro forma financial information provided in Note 4 as the amounts would be immaterial.

Acquisition of Polovat/Ovatex

      In February 1999, the Company acquired Polovat and the automotive business of Ovatex. Polovat and Ovatex supply flooring and acoustic products for the automotive market. The acquired operations have three plants in Poland and two plants in Italy and employ more than 600 people. The results of Polovat and Ovatex are not included in the pro forma financial information provided in Note 4 as the amounts would be immaterial.

Sale of Electric Motor Systems

      On June 25, 1999, Lear completed the sale of the recently acquired Electric Motor Systems ("EMS") business to Johnson Electric Holdings Limited for $310 million, subject to certain post-closing adjustments. Lear acquired the EMS business in conjunction with the acquisition of UT Automotive. The EMS business was sold for an amount that was approximately equal to the fair value which had been allocated to the EMS business at the date of acquisition. As such, no gain or loss on the sale was recognized. Although the sale of the EMS business qualified as a discontinued operation, the results of the EMS business operations during the ownership period were not material and are included in other expense, net. See Note 4 for pro forma financial information.

3. 1998 ACQUISITION

Delphi Seating

      In September 1998, the Company purchased the seating business of Delphi Automotive Systems, a division of General Motors Corporation ("Delphi Seating"), for approximately $250 million. Delphi Seating was a leading supplier of seat systems to General Motors with 16 locations in 10 countries.

      The Delphi Seating acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed in the acquisition have been reflected in the accompanying consolidated balance sheets. The operating results of Delphi Seating have been included in the consolidated financial statements since the date of acquisition. The purchase price and related allocation may be revised up to one year from the date of acquisition, as a result of obtaining more information regarding property valuations, liabilities assumed, outcomes of final negotiations with the former owner, revisions of preliminary estimates of fair values and finalization of restructuring plans. While there may be revisions, the Company does not know whether there will be a material change as additional information on issues such as those noted above is not available at this time. The final purchase price and related allocation will be completed by the end of August 1999. See Note 4 for pro forma financial information.

                        LEAR CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4.   PRO FORMA FINANCIAL INFORMATION

     The following pro forma financial information is presented to illustrate the estimated effects of the Transactions, as if such Transactions had occurred as of January 1, 1998.

The Transactions are:
 -  the acquisition of Delphi's automotive seating business;
 -  the acquisition of UT Automotive;
 -  the sale of EMS and the application of the proceeds therefrom;
 - the amendment and restatement of the Company's existing senior credit facility in connection with the acquisition of UT Automotive;
 - borrowings under the Company's new senior credit facilities, which it entered into in May 1999, in connection with the acquisition of UT Automotive; and
 - the offering and sale of the Company's 7.96% Senior Notes due 2005 and 8.11% Senior Notes due 2009 and the application of the net proceeds therefrom.

(Unaudited; in millions, except per share data):

                     FOR THE THREE MONTHS ENDED JULY 3, 1999
-----------------------------------------------------------------------------------------------------------------------------------
                                                   Operating and   Delphi     Operating and  Elimination  Operating and
                              Lear       UTA         Financing     Seating     Financing        of EMS      Financing
                           Historical  Historical(1) Adjustments Historical(2) Adjustments   Historical(1) Adjustments  Pro Forma
-----------------------------------------------------------------------------------------------------------------------------------
Net sales                   $3,233.6   $ 249.4        $   -        $   -        $   -         $ (12.6)      $   -        $3,470.4
Net income                      74.8      11.6        (10.4)(3)        -            -             (.7)         1.0 (5)       76.3
Basic net income per share      1.12                                                                                         1.14
Diluted net income per share    1.10                                                                                         1.12

                    FOR THE THREE MONTHS ENDED JUNE 27, 1998
-----------------------------------------------------------------------------------------------------------------------------------
                                                   Operating and  Delphi      Operating and  Elimination  Operating and
                              Lear       UTA         Financing    Seating      Financing        of EMS      Financing
                           Historical  Historical(1) Adjustments Historical(2) Adjustments   Historical(1) Adjustments  Pro Forma
-----------------------------------------------------------------------------------------------------------------------------------
Net sales                   $2,175.0   $ 739.6        $   -        $ 284.1      $   -         $ (95.9)      $   -        $3,102.8
Net income                      65.7      24.7        (32.0)(3)      (52.1)      17.6(4)         (4.1)         3.1(5)        22.9
Basic net income per share       .98                                                                                          .34
Diluted net income per share     .96                                                                                          .33


                      FOR THE SIX MONTHS ENDED JULY 3, 1999
-----------------------------------------------------------------------------------------------------------------------------------
                                                   Operating and  Delphi      Operating and  Elimination  Operating and
                              Lear       UTA         Financing    Seating      Financing        of EMS      Financing
                           Historical  Historical(1) Adjustments Historical(2) Adjustments   Historical(1) Adjustments  Pro Forma
-----------------------------------------------------------------------------------------------------------------------------------
Net sales                   $5,920.8   $ 979.5        $   -        $   -        $   -         $ (45.2)      $   -        $6,855.1
Net income                     125.1      39.1        (40.6)(3)        -            -            (1.9)         4.2 (5)      125.9
Basic net income per share      1.87                                                                                         1.88
Diluted net income per share    1.85                                                                                         1.86


                     FOR THE SIX MONTHS ENDED JUNE 27, 1998
-----------------------------------------------------------------------------------------------------------------------------------
                                                   Operating and  Delphi      Operating and  Elimination  Operating and
                              Lear       UTA         Financing    Seating      Financing        of EMS      Financing
                           Historical  Historical(1) Adjustments Historical(2) Adjustments   Historical(1) Adjustments  Pro Forma
-----------------------------------------------------------------------------------------------------------------------------------
Net sales                   $4,207.1   $1,456.0       $   -        $ 507.9      $   -         $(190.2)      $   -        $5,980.8
Net income                     113.0       53.0        (63.9)(3)    (101.7)       34.3 (4)       (6.4)         6.2 (5)       34.5
Basic net income per share      1.69                                                                                          .51
Diluted net income per share    1.65                                                                                          .50

                        LEAR CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(1) The UTA and EMS historical information for the 1999 periods represent amounts derived from the unaudited results of operations from the beginning of the respective periods to May 4, 1999, the date Lear acquired UTA. The UTA and EMS historical information for the 1998 periods represents amounts derived from the unaudited results of operations for the three months ended June 27, 1998 and the six months ended June 27, 1998. Certain amounts have been reclassified to conform to Lear's presentation.

(2) The Delphi Seating historical information represents amounts derived from the unaudited results of operations for the three months ended June 27, 1998 and the six months ended June 27, 1998. The Delphi Seating historical information for the 1999 periods is included in the Lear historical information.

(3) The Operating and Financing Adjustments that resulted from the acquisition of UTA include:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                   Three Months Three Months   Six Months        Six Months
                                                                      Ended        Ended         Ended             Ended
                                                                  July 3, 1999  June 27, 1998  July 3, 1999     June 27, 1998
-----------------------------------------------------------------------------------------------------------------------------------
Amortization of goodwill from the acquisition of UTA (over 40 years) $  1.7       $  5.8        $  6.3           $ 11.6
Incremental interest expense incurred as a result of                   13.4         40.3          52.8             80.5
the acquisition of UTA
Impact on tax provision due to incremental interest expense            (4.7)       (14.1)        (18.5)           (28.2)
-----------------------------------------------------------------------------------------------------------------------------------
Net impact of adjustments on net income                              $(10.4)     $ (32.0)       $(40.6)          $(63.9)
-----------------------------------------------------------------------------------------------------------------------------------

(4) The Delphi Seating pro forma financial data does not reflect the anticipated results of certain activities and actions that the Company feels will benefit continuing operations, such as operating losses of certain plants that will not be incurred in the future as they were closed prior to the acquisition, capitalization of fixed asset purchases which were expensed by the former owner, a charge related to the employee benefit obligations not assumed by the Company and the elimination of certain charges that had previously been allocated by the former owner. The anticipated benefit to net income of such actions is estimated to be approximately $27.7 million for the three months ended June 27, 1998 and $54.0 million for the six months ended June 27, 1998.

The Operating and Financing Adjustments that resulted from the acquisition of Delphi Seating include:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                            Three Months                Six Months
                                                                                               Ended                      Ended
                                                                                           June 27, 1998             June 27, 1998
-----------------------------------------------------------------------------------------------------------------------------------
Amortization of goodwill from the acquisition of Delphi Seating (over 40 years)               $  1.2                    $  2.4
Incremental interest expense incurred as a result of the acquisition of Delphi Seating           3.3                       6.5
Impact on tax provision due to utilization of domestic Delphi losses against
   Lear pre-tax income                                                                         (22.1)                    (43.2)
-----------------------------------------------------------------------------------------------------------------------------------
Net impact of adjustments on net income                                                       $ 17.6                    $ 34.3
-----------------------------------------------------------------------------------------------------------------------------------

(5) The Operating and Financing Adjustments that resulted from the sale of EMS include:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                        Three Months  Three Months    Six Months        Six Months
                                                                            Ended        Ended         Ended             Ended
                                                                        July 3, 1999  June 27, 1998  July 3, 1999     June 27, 1998
-----------------------------------------------------------------------------------------------------------------------------------
Reduction of interest expense incurred as a result of the sale of EMS      $ (1.6)      $ (4.8)        $ (6.4)          $ (9.6)
Impact on tax provision due to reduction of interest expense                   .6          1.7            2.2              3.4
-----------------------------------------------------------------------------------------------------------------------------------
Net impact of adjustments on net income                                    $  1.0       $  3.1         $  4.2           $  6.2
-----------------------------------------------------------------------------------------------------------------------------------

      The pro forma information above does not purport to be indicative of the results that actually would have been achieved if the operations were combined during the periods presented and is not intended to be a projection of future results or trends.

5.   1998 RESTRUCTURING AND OTHER CHARGES

      In the fourth quarter of 1998, the Company began to implement a restructuring plan designed to lower its cost structure and improve the long-term competitive position of the Company. As a result of this restructuring plan, the Company recorded pre-tax charges of $133.0 million, consisting of $110.5 million of restructuring charges and $22.5 million of other charges. Included in this total are the costs to consolidate the Company's European operations of $78.9 million, charges resulting from the consolidation of certain manufacturing and administrative operations in North and South America of $31.6 million, other asset impairment charges of $15.0 million and contract

                        LEAR CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

termination fees and other of $7.5 million. The impaired assets, included in other charges, consist of a valuation allowance on the collectibility of a note receivable from a South American supplier of $6.5 million, the write-down of equipment to fair market value of $5.6 million and the write-down of costs related to the termination of an information systems project of $2.9 million.

      The restructuring plan is progressing as scheduled, and there have been no significant changes to the original restructuring plan. The plan originally called for the termination of approximately 3,200 employees, of which 2,561 have been terminated as of July 3, 1999. In addition, the plan originally called for the closure of 20 facilities, of which 8 have been closed as of July 3, 1999.

      The following table summarizes the restructuring and other charges (in millions):

------------------------------------------------------------------------------------------------------------------------
                                                                                                           Balance at
                                                       Original                       Utilized               July 3,
                                                       Accrual       Adjust.     Cash          Noncash         1999
------------------------------------------------------------------------------------------------------------------------
European Operations Consolidation:
   Severance                                         $   43.2       $ (2.5)   $ (12.0)       $     -        $  28.7
   Asset impairments                                     11.7            -          -          (11.7)             -
   Lease cancellation costs                              22.1            -        (.7)             -           21.4
   Other closure costs                                    1.9            -          -            (.6)           1.3

North and South America Operations Consolidation
   Severance                                             20.2          2.5      (18.3)             -            4.4
   Asset impairments                                      6.5         (1.1)         -           (5.4)             -
   Lease cancellation costs                               4.5         (1.6)      (1.2)             -            1.7
   Other closure costs                                     .4           .1        (.5)             -              -

Other charges:
   Asset impairments                                     15.0            -          -          (15.0)             -
   Other                                                  7.5            -       (7.2)             -             .3
------------------------------------------------------------------------------------------------------------------------
Total                                                $  133.0       $ (2.6)   $ (39.9)       $ (32.7)       $  57.8
------------------------------------------------------------------------------------------------------------------------

6.   RESTRUCTURING CHARGES RELATED TO 1998 ACQUISITIONS

      During the second quarter of 1998, the Company began to implement a restructuring plan designed to integrate the operations of recently acquired Pianfei, Strapazzini and Chapman, which was finalized during the second quarter of 1999. As a result of this restructuring plan, the Company recorded an adjustment to the original purchase price allocation of $24.1 million, consisting of $12.2 million of lease cancellation costs, $6.8 million of asset impairment charges and $5.1 million of severance costs. These restructuring plans are progressing as scheduled, and there have been no significant changes to the original plan. The following table summarizes the restructuring activity related to these acquisitions (in millions):

--------------------------------------------------------------------------------------------------
                                                                               Balance at
                                         Original         Utilized               July 3,
                                          Accrual     Cash       Noncash          1999
--------------------------------------------------------------------------------------------------
   Lease cancellation costs             $  12.2     $ (7.3)     $       -       $   4.9
   Asset impairment                         6.8       (1.1)          (3.9)          1.8
   Severance                                5.1       (1.5)           (.3)          3.3
--------------------------------------------------------------------------------------------------
Total                                   $  24.1     $ (9.9)     $    (4.2)      $  10.0
--------------------------------------------------------------------------------------------------

                        LEAR CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7.   INVENTORIES

      Inventories are stated at the lower of cost or market. Cost is determined principally using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories are comprised of the following (in millions):

-------------------------------------------------------------------------------------------------
                                                                July 3,              December 31,
                                                                   1999                      1998
-------------------------------------------------------------------------------------------------
Raw materials                                                 $   271.1                 $   253.9
Work-in-process                                                    87.7                      23.8
Finished goods                                                    122.3                      71.9
-------------------------------------------------------------------------------------------------
Inventories                                                   $   481.1                 $   349.6
-------------------------------------------------------------------------------------------------


8.   PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment is stated at cost. Depreciable property is depreciated over the estimated useful lives of the assets, using principally the straight-line method. A summary of property, plant and equipment is shown below (in millions):

-------------------------------------------------------------------------------------------------
                                                                July 3,              December 31,
                                                                   1999                      1998
-------------------------------------------------------------------------------------------------
Land                                                        $      88.1               $      70.6
Buildings and improvements                                        569.8                     429.6
Machinery and equipment                                         1,808.1                   1,276.2
-------------------------------------------------------------------------------------------------
Total property, plant and equipment                         $   2,466.0               $   1,776.4
Less - accumulated depreciation                                  (655.7)                   (594.1)
--------------------------------------------------------------------------------------------------
Net property, plant and equipment                           $   1,810.3               $   1,182.3
--------------------------------------------------------------------------------------------------

                        LEAR CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

9.   LONG-TERM DEBT

     Long-term debt is comprised of the following (in millions):

-------------------------------------------------------------------------------------------------
                                                                July 3,              December 31,
                                                                   1999                      1998
-------------------------------------------------------------------------------------------------
Credit agreement                                            $   1,393.8               $     970.3
Other                                                             157.0                     173.6
-------------------------------------------------------------------------------------------------
                                                                1,550.8                   1,143.9
Less - current portion                                             13.5                      16.5
-------------------------------------------------------------------------------------------------
                                                            $   1,537.2               $   1,127.4
-------------------------------------------------------------------------------------------------
8.11% Senior Notes                                                800.0                       -
7.96% Senior Notes                                                600.0                       -
9.50% Subordinated Notes                                          200.0                     200.0
8.25% Subordinated Notes                                          136.0                     136.0
--------------------------------------------------------------------------------------------------
                                                                1,736.0                     336.0
--------------------------------------------------------------------------------------------------
Long-term debt                                              $   3,273.3               $   1,463.4
--------------------------------------------------------------------------------------------------

      The purchase price for the acquisition of UT Automotive was financed by borrowings under our primary credit facilities. In connection with the acquisition, the Company amended and restated its $2.1 billion senior credit facility and entered into new senior credit facilities. The $2.1 billion senior credit facility matures on September 30, 2001. The new senior credit facilities consist of a $500 million revolving credit facility which matures on May 4, 2004, a $500 million term loan having scheduled amortization beginning on October 31, 2000 and a final maturity on May 4, 2004, and a $1.4 billion interim term loan, which was repaid with the proceeds from the Company's offering of its 8.11% and 7.96% Senior Notes (referred to below). The $310 million proceeds from the sale of the Electric Motors Business were used to reduce revolving credit borrowings under the $2.1 billion senior credit facility.

      On May 18, 1999, the Company issued $1.4 billion aggregate principal amount of Senior Notes, the proceeds of which were used to repay the interim loan. The offering included $800 million in aggregate principal amount of ten-year notes bearing interest at a rate of 8.11% per annum and $600 million in aggregate principal amount of six-year notes bearing interest at a rate of 7.96% per annum.

      The Company's primary credit facilities are guaranteed by certain of its significant domestic subsidiaries and secured by the pledge of all or a portion of the capital stock of certain of its significant subsidiaries. The senior notes are guaranteed by the same subsidiaries that guarantee the Company's primary credit facilities.

10.  FINANCIAL INSTRUMENTS

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

11.  FINANCIAL ACCOUNTING STANDARDS

Net Income Per Share

      Basic net income per share is computed using the weighted average common shares outstanding during the period. Diluted net income per share is computed using the average share price during the period when calculating the dilutive effect of stock options. Shares outstanding for the periods presented were as follows:

------------------------------------------------------------------------------------------------------------------
                                                         Three Months Ended                  Six Months Ended
------------------------------------------------------------------------------------------------------------------
                                                       July 3,          June 27,          July 3,         June 27,
                                                          1999              1998             1999             1998
------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding                 66,901,059        67,089,593       66,804,126       67,028,822
Dilutive effect of stock options                     1,028,863         1,359,323          921,324        1,419,690
------------------------------------------------------------------------------------------------------------------
Diluted shares outstanding                          67,929,922        68,448,916       67,725,450       68,448,512
------------------------------------------------------------------------------------------------------------------



Comprehensive Income

     Comprehensive income is defined as all changes in a Company's net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded to equity would be a part of comprehensive income. Comprehensive income for the periods is as follows (in millions):

-------------------------------------------------------------------------------------------------------------------
                                                               Three Months Ended                 Six Months Ended
-------------------------------------------------------------------------------------------------------------------
                                                           July 3,      June 27,             July 3,      June 27,
                                                              1999          1998                1999          1998
-------------------------------------------------------------------------------------------------------------------
Net income                                                 $  74.8      $  65.7              $ 125.1      $ 113.0

Other comprehensive income:
     Foreign currency translation adjustment                 (18.4)         7.0                (72.2)        (4.7)
-------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                   (18.4)         7.0                (72.2)        (4.7)
-------------------------------------------------------------------------------------------------------------------

Comprehensive income                                       $  56.4      $  72.7              $  52.9      $ 108.3
-------------------------------------------------------------------------------------------------------------------

12.  SEGMENT REPORTING

      The Company is organized based on customer-focused and geographic divisions. Each division reports their results from operations and makes requests for capital expenditures directly to the chief operating decision making group. Under this organizational structure, the Company's operating segments have been aggregated into one reportable segment. This aggregated segment consists of ten divisions, each with separate management teams. The Other category includes the corporate office, geographic headquarters, technology division and elimination of intercompany activities, none of which meet the requirements of being classified as an operating segment.

                        LEAR CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

    The following table presents revenues and other financial information by business segment (in millions):

--------------------------------------------------------------------------------------------------------------------
                             Three Months Ended July 3, 1999                   Six Months Ended July 3, 1999
--------------------------------------------------------------------------------------------------------------------
                         Automotive                                         Automotive
                          Interiors          Other          Total            Interiors         Other          Total
--------------------------------------------------------------------------------------------------------------------
Revenues                 $ 3,231.2      $      2.4     $  3,233.6          $  5,916.0     $      4.8      $  5,920.8
EBITA                        230.8           (20.7)         210.1               403.5          (59.0)          344.5
Depreciation                  66.1             2.4           68.5               111.9            4.9           116.8
Capital expenditures          90.0             1.0           91.0               158.9            3.7           162.6
Total assets               5,867.5         2,835.9        8,703.4             5,867.5        2,835.9         8,703.4
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------


                            Three Months Ended June 27, 1998                  Six Months Ended June 27, 1998
--------------------------------------------------------------------------------------------------------------------
                         Automotive                                         Automotive
                          Interiors          Other          Total            Interiors         Other          Total
--------------------------------------------------------------------------------------------------------------------
Revenues                 $ 2,172.5      $      2.5     $  2,175.0          $  4,202.5     $      4.6      $  4,207.1
EBITA                        191.8           (40.7)         151.1               351.8          (78.5)          273.3
Depreciation                  37.6             2.5           40.1                78.5            5.0            83.5
Capital expenditures          60.9            16.0           76.9               104.2           20.9           125.1
Total assets               3,490.8         1,625.1        5,115.9             3,490.8        1,625.1         5,115.9
--------------------------------------------------------------------------------------------------------------------

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 3, 1999 VS. THREE MONTHS ENDED JUNE 27, 1998.

      Net sales in the quarter ended July 3, 1999 were $3.2 billion, exceeding net sales in the quarter ended June 27, 1998 by $1.1 billion, or 48.7%. The increase in net sales in the second quarter of 1999 was primarily the result of acquisitions, which collectively accounted for approximately $.9 billion of the increase, a combination of new business and production increases in North America and Europe, and the adverse impact the General Motors work stoppages had on net sales in the second quarter of 1998. Partially offsetting this increase in sales were unfavorable exchange rate fluctuations in North America, Europe and South America and lower sales in our South American operations.

      Gross profit and gross margin were $339 million and 10.5% in the second quarter of 1999 as compared to $232 million and 10.6% in the comparable period of 1998. The increase in gross profit in the current quarter is due primarily to the contribution of acquisitions. Other factors which contributed to the increase in gross profit include new sport utility and truck programs in North America, incremental volume on new and existing seat programs in Europe and the adverse impact the General Motors work stoppages had on gross profit in the second quarter of 1998.

      Selling, general and administrative expenses, including research and development, as a percentage of net sales increased to 4.0% in the second quarter of 1999 as compared to 3.7% in the same period of 1998. The increase in expenditures relative to 1998 was primarily due to the inclusion of operating expenses incurred as a result of acquisitions. Research, development and administrative expenses necessary to support established and potential business opportunities also contributed to the increase. The increase was partially offset by the restructuring efforts that were initiated in the fourth quarter of 1998.

      Operating income and operating margin were $191 million and 5.9% in the second quarter of 1999 as compared to $140 million and 6.4% in the comparable period of 1998. The increase in operating profit in the current quarter reflects the contribution of acquisitions, new passenger car and truck programs in North America and in Europe and the non-recurring impact of the General Motors work stoppage in the second quarter of 1998. The decline in operating margin in the second quarter of 1999, as compared to the second quarter of 1998, is due primarily to the dilutive impact of acquisitions.

      Interest expense in the second quarter of 1999 increased by $35 million to $60 million as compared to the same period in 1998. Interest expense resulting from debt incurred to finance recent acquisitions was partially offset by generally lower interest rates in the United States and Europe.

      Other expenses, which include state and local taxes, foreign currency exchange, minority interests in consolidated subsidiaries, equity in net income of affiliates and other non-operating expenses, increased from $6 million in the second quarter of 1998 to $7 million in the second quarter of 1999 due primarily to incremental expense incurred by the acquired businesses.

      Net income for the second quarter of 1999 was $75 million, or $1.10 per share, as compared to $66 million, or $.96 per share, in the comparable period of the prior year. The provision for income taxes in the current quarter was $49 million, or an effective tax rate of 39.3% as compared to $43 million, or an effective tax rate of 39.5%, in the prior year. Diluted net income per share increased in the second quarter of 1999 by 14.6%.

SIX MONTHS ENDED JULY 3, 1999 VS. SIX MONTHS ENDED JUNE 27, 1998.

      Net sales in the first six months of 1999 were $5.9 billion, exceeding net sales in the first six months of 1998 by $1.7 billion, or 40.7%. The increase in net sales as compared to the prior year was primarily the result of acquisitions, which collectively accounted for $1.2 billion of the increase, a combination of new business and production increases in trucks and passenger cars in North America and in passenger cars in Europe, and the adverse impact the General Motors work stoppages had on net sales in the comparable period of 1998. Partially offsetting this increase in sales were unfavorable exchange rate fluctuations in North America, Europe and South America and lower sales in our South American operations.

      Gross profit and gross margin were $558 million and 9.4% in the first six months of 1999 as compared to $432 million and 10.3% in the comparable period of 1998. The increase in gross profit in the current period is due primarily to the contribution of acquisitions. New sport utility and truck programs in North America and new seat programs in Europe also contributed to the gross profit increase as well as the adverse impact the General Motors work stoppages had on gross profit in the second quarter of 1998. The decline in gross margin in the current period is due primarily to the dilutive impact of acquisitions.

      Selling, general and administrative expenses, including research and development, as a percentage of net sales decreased to 3.6% in the first six months of 1999 as compared to 3.8% in the same period of 1998. The increase in expenditures relative to 1998 was primarily due to the inclusion of operating expenses incurred as a result of acquisitions as well as research, development and administrative expenses necessary to support established and potential business opportunities. Restructuring efforts that were initiated in the fourth quarter of 1998 partially offset these additional expenditures and resulted in the decrease as a percentage of sales.

      Operating income and operating margin were $311 million and 5.3% in the first six months of 1999 as compared to $250 million and 5.9% in the comparable period of 1998. The increase in operating profit in the current half reflects the contribution of acquisitions, new sport utility and truck programs in North America, new seat programs in Europe and the non-recurring impact of the General Motors work stoppage in the first half of 1998. The decline in operating margin in the first half of 1999, as compared to the first half of 1998, is primarily due to the dilutive impact of acquisitions.

      Interest expense in the first six months of 1999 increased by $40 million to $90 million as compared to the same period in 1998. Interest expense resulting from debt incurred to finance recent acquisitions was partially offset by generally lower interest rates in the United States and Europe.

      Other expenses, which include state and local taxes, foreign currency exchange, minority interests in consolidated subsidiaries, equity in net income of affiliates and other non-operating expenses, increased from $15 million in the first six months of 1998 to $16 million in the same period of 1999 due primarily to incremental expense incurred by the acquired businesses.

      Net income for the first six months of 1999 was $125 million, or $1.85 per share, as compared to $113 million, or $1.65 per share, in the comparable period of the prior year. The provision for income taxes in the current year was $81 million, or an effective tax rate of 39.2% as compared to $74 million, or an effective tax rate of 39.4%, in the prior year. Diluted net income per share increased in the first six months of 1999 by 12.1%.

LIQUIDITY AND FINANCIAL CONDITION

CASH FLOW

     Operating activities generated $310 million of cash flow during the first half of 1999 compared to $34 million for the same period in 1998. The variance was primarily due to a reduction in the use of working capital from a use of $118 million in 1998 to a source of $92 million in 1999. Higher levels of accounts payable and accrued liabilities in the 1999 period were consistent with the increased 1999 activity relating to both new programs and the GM work stoppage, which began in the second quarter of 1998. Accounts receivable increases were offset by the timing of the Company's fiscal quarter end, as the 1998 quarter ended prior to the receipt of significant accounts receivable payments.

     Net income increased 10.7%, from $113 million to $125 million, as a result of contributions from acquisitions and new business. In addition, non-cash depreciation and goodwill amortization charges were $150 million in 1999 and $107 in 1998, with the increase due largely to the Delphi Seating and UT Automotive acquisitions.

     Net cash used in investing activities increased from $226 million in the first six months of 1998 to $2.1 billion in 1999. The acquisition of UT Automotive on May 4, 1999 for $2.2 billion, net of cash acquired, combined with the first quarter 1999 investments in Peregrine, Polovat and Ovatex, resulted in net acquisition costs of $2.3 billion. On June 25, 1999, we sold the Electric Motor Systems business, which we acquired in the acquisition of UT Automotive, for $310 million. Subsequent to July 3, 1999, we paid an additional $74 million to United Technologies Corporation in settlement of certain post-closing adjustments. The 1998 Chapman, Pianfei and Strapazzini acquisitions resulted in a net use of funds of $101 million. Capital expenditures increased from $125 million during the first six months of 1998 to $163 million during the comparable period in 1999 as a result of new programs and the on-going capital expenditures at acquired companies. Based on our existing operations, we currently anticipate approximately $250 million in additional capital expenditures during the remainder of 1999.

     The purchase price for the acquisition of UT Automotive of $2.2 billion, net of cash acquired, was financed by borrowings under our primary credit facilities. In connection with the acquisition, we amended and restated our $2.1 billion senior credit facility and entered into new senior credit facilities. The $2.1 billion senior credit facility matures on September 30, 2001. The new senior credit facilities consist of a $500 million revolving credit facility which matures on May 4, 2004, a $500 million term loan having scheduled amortization beginning on October 31, 2000 and a final maturity on May 4, 2004, and a $1.4 billion interim term loan. The $310 million proceeds from the sale of the Electric Motor Systems business were used to reduce revolving credit borrowings under the $2.1 billion senior credit facility.

     On May 18, 1999, we issued $1.4 billion aggregate principal amount of senior notes, the proceeds of which were used to repay the interim term loan. The offering included $800 million in aggregate principal amount of ten-year notes bearing interest at a rate of 8.11% per annum and $600 million in aggregate principal amount of six-year notes bearing interest at a rate of 7.96% per annum. The senior notes have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration under the Securities Act and applicable state securities laws or available exemptions from such registration requirements.

    Our primary credit facilities are guaranteed by certain of our significant domestic subsidiaries and secured by the pledge of all or a portion of the capital stock of certain of our significant subsidiaries. The senior notes are guaranteed by the same subsidiaries that guarantee our primary credit facilities.

     As of July 3, 1999, we had $1.4 billion outstanding under our primary credit facilities and $70 million committed under outstanding letters of credit, resulting in approximately $1.6 billion unused and available. In addition to debt outstanding under the primary credit facilities, we had $1.9 million of long-term debt outstanding as of July 3, 1999, consisting primarily of $1.4 billion of senior notes due between 2005 and 2009 and $336 million of subordinated notes due between 2002 and 2006.

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

      We have performed a quantitative analysis of our overall currency rate exposure at July 3, 1999. Based on this analysis, a 10% change in currency rates would not have a material effect on our earnings.

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

      We have performed a quantitative analysis of our overall interest rate exposure at July 3, 1999. Based on this analysis, a 10% change in the average cost of our variable rate debt would not have a material effect on our earnings.

      Additional information relating to our outstanding financial instruments is included in Note 9 (Long-Term Debt) to our Consolidated Financial Statements.

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

ACCOUNTING POLICIES

      In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date of FASB Statement No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. FASB Statement No. 133 requires all derivative instruments to be recorded in the balance sheet at their fair value. Changes in the fair value of derivative instruments are required to be recorded each period in current earnings or accumulated other comprehensive income, depending on whether the derivative instruments are designated as part of a hedge transaction. We do not expect the effects of the adoption to be significant.

      As a result of the issuance of Statement of Position 98-5 on start up costs and the diversity of accounting practices among suppliers, the Emerging Issues Task Force "(EITF)" is addressing the proper accounting treatment for pre-production costs. EITF Issue No. 99-5 "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements" was discussed at both the May 19-20, 1999 and July 22, 1999 meetings of the EITF. Based on our understanding that the EITF has not reached a concensus on a definitive position, we are currently unable to estimate the impact, if any, on our financial statements of any action that may be taken by the EITF with respect to this matter.

YEAR 2000

      Lear is currently working to resolve the potential impact of the year 2000 ("Y2K") on the processing of time-sensitive information by our computerized information systems. Any of our programs that have time-sensitive software may recognize the year "00" as 1900 rather than the year 2000. This could result in miscalculations, classification errors or system failures.

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

      For business, manufacturing and end-user systems, we have completed the assessment and planning phases and have substantially completed the remediation, testing and implementation phases. We expect the remaining remediation, testing and implementation phases for these systems to be completed during the third quarter of 1999. We are utilizing internal personnel as well as third-party services to assist in our efforts. At many sites, particularly in Europe, we are implementing new Y2K compliant systems. We have corrected, or are in the process of correcting, Y2K issues at many other sites. We are also reviewing our technical infrastructure, environmental systems, and R&D facilities on a site-by-site basis, many times with the aid of equipment manufacturers. Most of the systems used in these areas are new and Y2K compliant. Others will be replaced as part of our ongoing site upgrade project. Among our supplier base, we are monitoring the progress of each of our key suppliers with questionnaires and site reviews, where appropriate, along with the aid of industry information. We will make a determination of the appropriate level of dependence among our supplier base.

Y2K Costs

      Based on current estimates, we do not expect costs of addressing the Y2K issue to have a material adverse effect on our financial position, results of operations or cash flows in future periods. We currently estimate that our historical and future costs (excluding UT Automotive) will be $10 to $20 million for Y2K compliance. This includes $5 to $10 million directly attributable to correcting non-compliant systems and another $5 to $10 million for ongoing system improvements which will be Y2K compliant. We will have incurred these costs over the period from mid-1996 through the end of 1999. Although we have not specifically identified Y2K remediation costs in the past, we estimate our Y2K remediation expenditures incurred through July 3, 1999 have been approximately $6 million. In addition, we expect to incur an additional $10 to $15 million to address UT Automotive's Y2K issues. Y2K projects have not materially deferred our implementation of other information technology projects.

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

Contingency Plans

      As a part of our Y2K strategy, we are completing the development of contingency plans on a site-by-site basis. We expect the development of all contingency plans will be completed during the third quarter of 1999. Any key systems requiring remediation will have one or more contingency plans. All plans are being documented and will be executed accordingly, if necessary. In addition, we have substantially completed the process of performing key supplier site audits, with satisfactory results.


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

                                LEAR CORPORATION

PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


(a) The annual Meeting of Stockholders of Lear Corporation was held on May 13, 1999. At the meeting, the following matters were submitted to a vote of the stockholders of Lear Corporation. Pursuant to the rules of the New York Stock Exchange, there were no broker non-votes in any of the matters described below.

(1) The election of four directors to hold office until the 2002 Annual Meeting of Stockholders. The vote with respect to each nominee was as follows:


           Nominee                             For                     Withheld
           -------                             ---                     --------
           David Bing                      56,707,100                  2,977,332
           Robert E. Rossiter              57,028,164                  2,656,268
           Robert W. Shower                57,036,385                  2,648,047
           James H. Vandenberghe           57,038,152                  2,646,280


(2) The approval of an amendment to the Long-Term Stock Incentive Plan increasing (i) the number of shares of common stock available to be awarded by 3,300,000 shares and (ii) the maximum aggregate number of shares and share equivalent units that may be granted to any one participant during any fiscal year to 75,000.


            For                           Against                   Abstain
            ---                           -------                   -------
        49,904,555                      9,425,248                   354,629


(3) The appointment of the firm of Arthur Andersen LLP as independent auditors of Lear Corporation for the year ending December 31, 1999.


            For                           Against                   Abstain
            ---                           -------                   --------
        59,638,915                        22,000                     23,517



                                LEAR CORPORATION

PART II -- OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

10.1 Second Amended and Restated Credit and Guarantee Agreement, dated as of May 4, 1999, among Lear, Lear Corporation Canada Ltd., the Foreign Subsidiary Borrowers (as defined therein), the Lenders Party thereto, Bankers Trust Company and Bank of America National Trust & Savings Association, as Co-Syndication Agents, The Bank of Nova Scotia, as Documentation Agent and Canadian Administrative Agent, and The Chase Manhattan Bank, as General Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 4, 1999).

10.2 Interim Term Loan Agreement, dated as of May 4, 1999, among Lear, the Lenders parties thereto, Citicorp USA, Inc. and Credit Suisse First Boston, as Co-Syndication Agents, Deutsche Bank AG New York Branch, as Documentation Agent, the other Agents named therein, and The Chase Manhattan Bank, as Administrative Agent (incorporated by reference to
      Exhibit 10.2 to the Company's Current Report on Form 8-K dated May 4,
      1999).

10.3 Revolving Credit and Term Loan Agreement, dated as of May 4, 1999, among Lear, certain of its Foreign Subsidiaries, the Lenders parties thereto, Citicorp USA, Inc. and Morgan Stanley Senior Funding, Inc., as Co-Syndication Agents, Toronto Dominion (Texas), Inc., as Documentation Agent, the other Agents named therein, and The Chase Manhattan Bank, as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated May 4, 1999.)

10.4 Indenture dated as of May 15, 1999, among Lear Corporation as Issuer, the Guarantors party thereto from time to time as Guarantors and The Bank of New York as Trustee (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 3,
      1999).

27.1  Financial Data Schedule for the quarter ended July 3, 1999.

(b)  The following reports on Form 8-K were filed during the quarter ended
     July 3, 1999.
             May 4, 1999 - Form 8-K relating to the completion of the acquisition of UT Automotive.
             May 7, 1999 - Form 8-K relating to the definitive agreement to sell EMS.
             June 25, 1999 - Form 8-K relating to the completion of the sale of EMS.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.




LEAR CORPORATION


Dated:  August 17, 1999             By:   /s/ Donald J. Stebbins
                                         ---------------------------
                                         Donald J. Stebbins
                                         Senior Vice President and
                                         Chief Financial Officer

                                LEAR CORPORATION
                                   FORM 10 -Q
                                  EXHIBIT INDEX
                       FOR THE QUARTER ENDED JULY 3, 1999
EXHIBIT
NUMBER
--------

10.1 Second Amended and Restated Credit and Guarantee Agreement, dated as of May 4, 1999, among Lear, Lear Corporation Canada Ltd., the Foreign Subsidiary Borrowers (as defined therein), the Lenders Party thereto, Bankers Trust Company and Bank of America National Trust & Savings Association, as Co-Syndication Agents, The Bank of Nova Scotia, as Documentation Agent and Canadian Administrative Agent, and The Chase Manhattan Bank, as General Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 4,
      1999).

10.2 Interim Term Loan Agreement, dated as of May 4, 1999, among Lear, the Lenders parties thereto, Citicorp USA, Inc. and Credit Suisse First Boston, as Co-Syndication Agents, Deutsche Bank AG New York Branch, as Documentation Agent, the other Agents named therein, and The Chase Manhattan Bank, as Administrative Agent (incorporated by reference to
      Exhibit 10.2 to the Company's Current Report on Form 8-K dated May 4,
      1999).

10.3 Revolving Credit and Term Loan Agreement, dated as of May 4, 1999, among Lear, certain of its Foreign Subsidiaries, the Lenders parties thereto, Citicorp USA, Inc. and Morgan Stanley Senior Funding, Inc., as Co-Syndication Agents, Toronto Dominion (Texas), Inc., as Documentation Agent, the other Agents named therein, and The Chase Manhattan Bank, as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated May 4, 1999.)

10.4 Indenture dated as of May 15, 1999, among Lear Corporation as Issurer, the Guarantors party thereto from time to time as Guarantors and The Bank of New York as Trustee (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 3,
      1999).

27.1  Financial Data Schedule for the quarter ended July 3, 1999.