Form 10-Q
period 1999-10-02
LEAR CORP /DE/
filed 1999-11-16
CIK 842162

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X|             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended OCTOBER 2, 1999

                                       OR

| |            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                .
                                --------------  ----------------

COMMISSION FILE NUMBER:  1-11311

                                LEAR CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                  DELAWARE                                                          13-3386776
       (State or other jurisdiction of incorporation or organization)                  (I.R.S. Employer Identification No.)


                 21557 TELEGRAPH ROAD, SOUTHFIELD, MI                                               48086-5008
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

         Number of shares of Common Stock, $0.01 par value per share, outstanding as of October 31, 1999: 67,099,500

                                LEAR CORPORATION

                                    FORM 10-Q

                      FOR THE QUARTER ENDED OCTOBER 2, 1999

                                      INDEX


Part I - Financial Information:                                                                       Page No.
-------------------------------                                                                       --------
       Item 1 - Consolidated Financial Statements

              Introduction to the Consolidated Financial Statements                                        3

              Consolidated Balance Sheets - October 2, 1999 and
                       December 31, 1998                                                                   4

              Consolidated Statements of Income - Three and Nine Month
                       Periods Ended October 2, 1999 and September 26, 1998                                5

              Consolidated Statements of Cash Flows - Nine Month Periods
                       Ended October 2, 1999 and September 26, 1998                                        6

              Notes to the Consolidated Financial Statements                                               7

       Item 2 - Management's Discussion and Analysis of
                       Financial Condition and Results of Operations                                      26

       Item 3 - Quantitative and Qualitative Disclosures about Market
                       Risk (included in Item 2)

Part II - Other Information:
----------------------------

       Item 6 - Exhibits and Reports on Form 8-K                                                          35

Signatures                                                                                                36
----------


                                LEAR CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

INTRODUCTION TO THE CONSOLIDATED FINANCIAL STATEMENTS

      We have prepared the condensed consolidated financial statements of Lear Corporation and subsidiaries, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the period ended December 31, 1998.

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

                        LEAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

----------------------------------------------------------------------------------------------------------------
                                                                              October 2,            December 31,
                                                                                    1999                    1998
----------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                    $      71.4             $      30.0
Accounts receivable, net                                                         2,013.6                 1,373.9
Inventories                                                                        570.4                   349.6
Recoverable customer engineering and tooling                                       340.1                   221.4
Other                                                                              440.1                   223.1
----------------------------------------------------------------------------------------------------------------
Total current assets                                                             3,435.6                 2,198.0
----------------------------------------------------------------------------------------------------------------

LONG-TERM ASSETS:
Property, plant and equipment, net                                               1,870.0                 1,182.3
Goodwill, net                                                                    3,328.3                 2,019.8
Other                                                                              391.8                   277.2
----------------------------------------------------------------------------------------------------------------
Total long-term assets                                                           5,590.1                 3,479.3
----------------------------------------------------------------------------------------------------------------
                                                                             $   9,025.7             $   5,677.3
----------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings                                                        $     111.2             $      82.7
Accounts payable and drafts                                                      1,982.5                 1,600.8
Accrued liabilities                                                              1,254.1                   797.5
Current portion of long-term debt                                                   13.6                    16.5
----------------------------------------------------------------------------------------------------------------
Total current liabilities                                                        3,361.4                 2,497.5
----------------------------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES:
Deferred national income taxes                                                      94.0                    39.0
Long-term debt                                                                   3,756.6                 1,463.4
Other                                                                              400.4                   377.4
----------------------------------------------------------------------------------------------------------------
Total long-term liabilities                                                      4,251.0                 1,879.8
----------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 150,000,000 authorized;
   67,569,230 issued at October 2, 1999 and
   67,194,314 issued at December 31, 1998                                             .7                      .7
Additional paid-in capital                                                         866.8                   859.3
Note receivable from sale of common stock                                            (.1)                    (.1)
Less - Common stock held in treasury, 510,230 shares at cost                       (18.3)                  (18.3)
Retained earnings                                                                  669.1                   504.7
Accumulated other comprehensive income                                            (104.9)                  (46.3)
----------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                       1,413.3                 1,300.0
----------------------------------------------------------------------------------------------------------------
                                                                             $   9,025.7             $   5,677.3
----------------------------------------------------------------------------------------------------------------





      The accompanying notes are an integral part of these balance sheets.

                        LEAR CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (UNAUDITED, IN MILLIONS, EXCEPT PER SHARE DATA)



-------------------------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended                   Nine Months Ended
-------------------------------------------------------------------------------------------------------------------------
                                                                  Oct. 2,      Sept. 26,         Oct. 2,        Sept. 26,
                                                                     1999           1998            1999             1998
-------------------------------------------------------------------------------------------------------------------------
Net sales                                                      $  3,046.7     $  1,946.5      $ 8,967.5        $  6,153.6

Cost of sales                                                     2,741.8        1,784.5        8,104.7           5,559.8

Selling, general and administrative expenses                        131.3           80.1          344.7             238.6

Amortization of goodwill                                             21.9           12.8           55.2              35.8
-------------------------------------------------------------------------------------------------------------------------

     Operating income                                               151.7           69.1          462.9             319.4

Interest expense                                                     71.3           29.0          161.6              79.2

Other expense, net                                                   13.4            4.5           28.6              18.0
-------------------------------------------------------------------------------------------------------------------------

     Income before provision for national income taxes               67.0           35.6          272.7             222.2

Provision for national income taxes                                  27.7           14.0          108.3              87.6
-------------------------------------------------------------------------------------------------------------------------

     Net income                                                $     39.3     $     21.6      $   164.4        $    134.6
-------------------------------------------------------------------------------------------------------------------------

     Basic net income per share                                $      .59     $      .32      $    2.46        $     2.01
-------------------------------------------------------------------------------------------------------------------------

     Diluted net income per share                              $      .58     $      .32      $    2.42        $     1.97
-------------------------------------------------------------------------------------------------------------------------





        The accompanying notes are an integral part of these statements.

                        LEAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN MILLIONS)


----------------------------------------------------------------------------------------------------------
                                                                                Nine Months Ended
----------------------------------------------------------------------------------------------------------
                                                                      October 2,             September 26,
                                                                            1999                      1998
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $    164.4                $     134.6
Adjustments to reconcile net income to net
cash provided by operating activities:
   Depreciation and amortization                                          244.4                      163.7
   Change in recoverable customer engineering and
   tooling and other                                                     (119.3)                     (55.0)
   Change in working capital items                                       (199.7)                     (49.0)
----------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                             89.8                      194.3
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment                               (257.0)                    (236.9)
Cost of acquisitions, net of cash acquired                             (2,450.8)                    (307.5)
Proceeds from disposition of business segment                             310.0                        -
Other, net                                                                  -                          1.8
----------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                             (2,397.8)                    (542.6)
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in long-term debt, net                                           2,306.1                      398.2
Short-term borrowings, net                                                 25.3                        7.7
Proceeds from sale of common stock                                          7.5                        3.3
Purchase of treasury stock                                                  -                        (18.2)
----------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                          2,338.9                      391.0
----------------------------------------------------------------------------------------------------------

Effect of foreign currency translation                                     10.5                      (22.9)

NET CHANGE IN CASH AND CASH EQUIVALENTS                                    41.4                       19.8

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           30.0                       12.9
----------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $     71.4                $      32.7
----------------------------------------------------------------------------------------------------------

CHANGES IN WORKING CAPITAL, NET OF EFFECTS OF ACQUISITIONS:
Accounts receivable                                                  $   (231.1)               $    (160.4)
Inventories                                                               (71.2)                     (52.5)
Accounts payable                                                          140.1                      208.2
Accrued liabilities and other                                             (37.5)                     (44.3)
----------------------------------------------------------------------------------------------------------
                                                                     $   (199.7)               $     (49.0)
----------------------------------------------------------------------------------------------------------

SUPPLEMENTARY DISCLOSURE:
Cash paid for interest                                               $    101.7                $      86.8
----------------------------------------------------------------------------------------------------------
Cash paid for income taxes                                           $     53.3                $      73.1
----------------------------------------------------------------------------------------------------------



        The accompanying notes are an integral part of these statements.

                        LEAR CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of Lear Corporation, a Delaware corporation, and its wholly-owned and majority-owned subsidiaries (the "Company" or "Lear"). Investments in affiliates in which the Company owns a 20% or greater equity interest are accounted for under the equity method. Certain items in prior year's quarterly financial statements have been reclassified to conform with the presentation used in the quarter ended October 2, 1999.

(2) 1999 ACQUISITIONS / DISPOSITIONS

Acquisition of UT Automotive

      On May 4, 1999, Lear acquired UT Automotive, Inc., a wholly owned operating segment of United Technologies Corporation, for approximately $2.3 billion, net of cash acquired. During the third quarter of 1999, the consideration paid to the former owner was increased by $79.9 million to reflect a revised estimate of the working capital acquired. UT Automotive was a supplier of electrical, electronic, motor and interior products and systems to the global automotive industry. Headquartered in Dearborn, Michigan, UT Automotive had annual sales of approximately $3.0 billion, 44,000 employees and 90 facilities located in 18 countries.
      The UT Automotive acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed in the acquisition have been reflected in the accompanying consolidated balance sheet. The operating results of UT Automotive have been included in the consolidated financial statements of the Company since the date of acquisition. The purchase price and related allocation were as follows (in millions):


------------------------------------------------------------------------------------------------------------
Consideration paid to former owner, net of cash acquired of $83.5 million                        $   2,296.4
Debt assumed                                                                                             9.0
Estimated fees and expenses                                                                              8.2
------------------------------------------------------------------------------------------------------------
Cost of acquisition                                                                              $   2,313.6
------------------------------------------------------------------------------------------------------------
Property, plant and equipment                                                                    $     633.0
Value assigned to assets sold                                                                          310.0
Net working capital                                                                                     81.4
Other assets purchased and liabilities assumed                                                         (20.0)
Goodwill                                                                                             1,309.2
------------------------------------------------------------------------------------------------------------
Total cost allocation                                                                            $   2,313.6
------------------------------------------------------------------------------------------------------------


      The purchase price and related allocation may be revised up to one year from the date of acquisition. The Company can provide no assurances as to whether any revisions to the original purchase price allocation will be significant. Adjustments to the purchase price and related allocation may occur as a result of obtaining more information regarding property valuations and liabilities assumed, including liabilities for acquired sales agreements to supply product to customers at selling prices which are not sufficient to cover the direct cost to produce such product, the outcome of final negotiations with the former owner and revisions of preliminary estimates of fair values made at the date of purchase. Additionally, the Company

                       LEAR CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


has not finalized a plan for the restructuring of the acquired operations. The activities being considered include potential plant closings and the termination or relocation of employees. While there may be revisions, the Company does not know whether there will be a material change as additional information on issues such as those noted above is not available at this time. The net effect of the adjustments described above will be reported as an adjustment to the purchase price and related allocation described above. See Note 4 for pro forma financial information.

Acquisition of Peregrine

      On April 1, 1999, the Company acquired certain assets of Peregrine Windsor, Inc. ("Peregrine"), a division of Peregrine Incorporated. Peregrine produces just-in-time seat assemblies and door panels for several General Motors models. The results of Peregrine are not included in the pro forma financial information provided in Note 4 as the amounts are not significant.

Acquisition of Polovat / Ovatex

      In February 1999, the Company acquired Polovat and the automotive business of Ovatex. Polovat and Ovatex supply flooring and acoustic products for the automotive market. The acquired operations have three plants in Poland and two plants in Italy and employ more than 600 people. The results of Polovat and Ovatex are not included in the pro forma financial information provided in Note 4 as the amounts are not significant.

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

Acquisition of Lear-Donnelly Joint Venture Company

      On September 15, 1999, Lear completed the acquisition of Donnelly Corporations's 50-percent stake in Lear-Donnelly Overhead Systems, L.L.C. ("LDOS"), the joint venture in which the two automotive suppliers had been equal partners. LDOS designs and manufactures overhead systems for the automotive industry. The 50-50 joint venture was formed in 1997 by Donnelly and Lear, with each contributing certain assets. The LDOS product line includes headliners, sun visors, lighting and overhead consoles. The results of LDOS are not included in the pro forma financial information provided in Note 4 as the amounts are not significant.

                       LEAR CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(3) 1998 ACQUISITION

Delphi Seating

      In September 1998, the Company purchased the seating business of Delphi Automotive Systems, a division of General Motors Corporation ("Delphi Seating"), for approximately $250 million. Delphi Seating was a leading supplier of seat systems to General Motors with 16 locations in 10 countries.
      The Delphi Seating acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed in the acquisition have been reflected in the accompanying consolidated balance sheets. The operating results of Delphi Seating have been included in the consolidated financial statements since the date of acquisition. The purchase price and related allocation was finalized during the current quarter, and resulted in an increase in goodwill of $28 million from the preliminary allocation as of December 31, 1998. The increase was primarily due to the revision of amounts recorded, of approximately $13.3 million, related to certain sales agreements existing at the date of acquisition to supply products to its customers at selling prices which are not sufficient to cover the direct costs to produce such products and the write-down to fair value less disposal costs of approximately $12.1 million of certain machinery and equipment. The final purchase price and related allocation were as follows (in millions):


------------------------------------------------------------------------------------------------------------
Consideration paid to former owner, net of cash acquired of $6.0 million                           $   242.9
Debt assumed                                                                                              .5
Fees and expenses                                                                                        3.2
------------------------------------------------------------------------------------------------------------
Cost of acquisition                                                                                $   246.6
------------------------------------------------------------------------------------------------------------
Property, plant and equipment                                                                      $    38.7
Net working capital                                                                                     12.5
Other assets purchased and liabilities assumed                                                         (28.9)
Goodwill                                                                                               224.3
------------------------------------------------------------------------------------------------------------
Total cost allocation                                                                              $   246.6
------------------------------------------------------------------------------------------------------------


See Note 4 for pro forma financial information.

                       LEAR CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(4)  PRO FORMA FINANCIAL INFORMATION

      The following pro forma financial information is presented to illustrate the estimated effects of the Transactions, as if such Transactions had occurred as of January 1, 1998.

The Transactions are:
-    the acquisition of Delphi Seating;
-    the acquisition of UT Automotive;
-    the sale of EMS and the application of the proceeds therefrom;
- the amendment and restatement of the Company's existing senior credit facility in connection with the acquisition of UT Automotive;
- borrowings under the Company's new senior credit facilities, which it entered into in May 1999, in connection with the acquisition of UT Automotive; and
- the offering and sale of the Company's 7.96% Senior Notes due 2005 and 8.11% Senior Notes due 2009 and the application of the net proceeds therefrom.

(Unaudited; in millions, except per share data):

                                                  FOR THE THREE MONTHS ENDED SEPTEMBER 26, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                              UT      Operating and    Delphi   Operating and  Elimination Operating and
                              Lear        Automotive    Financing     Seating     Financing      of EMS      Financing
                           Historical   Historical(1)  Adjustments  Historical(2) Adjustments  Historical(1) Adjustments  Pro Forma
------------------------------------------------------------------------------------------------------------------------------------
Net sales                  $1,946.5      $  629.9     $    -      $  187.1       $ (26.0)(6)   $  (72.4)       $   -      $ 2,665.1
Net income                     21.6          11.7      (31.9)(3)     (32.2)         15.3 (4)       (4.2)         3.3 (5)      (16.4)
Basic net income per share      .32                                                                                            (.25)
Diluted net income per share    .32                                                                                            (.24)

                                                    FOR THE NINE MONTHS ENDED OCTOBER 2, 1999
------------------------------------------------------------------------------------------------------------------------------------
                                             UT       Operating and   Delphi    Operating and  Elimination Operating and
                             Lear        Automotive     Financing     Seating     Financing     of EMS       Financing
                           Historical   Historical(1)  Adjustments  Historical(2) Adjustments Historical(1) Adjustments  Pro Forma
------------------------------------------------------------------------------------------------------------------------------------
Net sales                  $8,967.5      $1,091.1     $    -      $     -        $      -      $ (114.9)       $   -      $ 9,943.7
Net income                    164.4          36.4      (41.9)(3)        -               -          (6.1)         6.1 (5)      158.9
Basic net income per share     2.46                                                                                            2.38
Diluted net income per share   2.42                                                                                            2.34


                                                   FOR THE NINE MONTHS ENDED SEPTEMBER 26, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                             UT       Operating and   Delphi    Operating and  Elimination Operating and
                             Lear        Automotive     Financing     Seating     Financing     of EMS       Financing
                           Historical   Historical(1)  Adjustments  Historical(2) Adjustments Historical(1) Adjustments  Pro Forma
------------------------------------------------------------------------------------------------------------------------------------
Net sales                  $6,153.6      $2,085.9     $   -      $  777.3        $(108.3)(6)   $ (262.6)       $   -      $ 8,645.9
Net income                    134.6          64.7      (95.8)(3)   (133.9)          59.8 (4)      (10.6)         9.5 (5)       28.3
Basic net income per share     2.01                                                                                             .42
Diluted net income per share   1.97                                                                                             .41


          (1) The UT Automotive and EMS historical information for the nine months ended October 2, 1999 represents amounts derived from the unaudited results of operations from the beginning of the year to May 4, 1999, the date Lear acquired UT Automotive. The UT Automotive and EMS historical information for the three months ended October 2, 1999 are included in Lear's historical information. The UT Automotive and EMS historical information for the 1998 periods represents amounts derived from the unaudited results of operations for the three months ended September 26, 1998 and the nine months ended September 26, 1998. Certain amounts have been reclassified to conform to Lear's presentation.

                       LEAR CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

          (2) The Delphi Seating historical information for the 1998 periods represents amounts derived from the unaudited results of operations from the beginning of the respective periods to September 1, 1998, the date Lear acquired Delphi Seating. The Delphi Seating historical information for the 1999 periods is included in the Lear historical information.

          (3) The Operating and Financing Adjustments that resulted from the acquisition of UT Automotive include:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                          Three Months   Nine Months    Nine Months
                                                                                              Ended         Ended          Ended
                                                                                        Sept. 26, 1998  Oct. 2, 1999  Sept. 26, 1998
------------------------------------------------------------------------------------------------------------------------------------
Amortization of goodwill from the acquisition of UT Automotive (over 40 years)               $  5.8       $  7.6          $ 17.4
Incremental interest expense incurred as a result of the acquisition of UT Automotive          40.2         52.8           120.7
Impact on tax provision due to incremental interest expense                                   (14.1)       (18.5)          (42.3)
------------------------------------------------------------------------------------------------------------------------------------
Net impact of adjustments on net income                                                      $(31.9)      $(41.9)         $(95.8)
------------------------------------------------------------------------------------------------------------------------------------

          (4) The Delphi Seating pro forma financial data does not reflect adjustments for the anticipated results of certain activities and actions that the Company feels will benefit continuing operations, as such adjustments represent adjustments to the historical operating results of Delphi Seating. These adjustments were determined using allocation methods consistent with those used in deriving Delphi Seating's audited financial statements and include operating losses of approximately $4.5 million and $27.3 million for the three and nine month periods ended September 26, 1998, respectively, of certain plants that will not be incurred in the future as they were closed prior to the acquisition, a charge of approximately $3.9 million and $15.3 million for the three and nine month periods ended September 26, 1998, respectively, related to the employee benefit obligations not assumed by the Company and charges of approximately $14.1 million and $56.1 million for the three and nine month periods ended September 26, 1998, respectively, that had previously been allocated by the former owner. The Company believes that based upon its experience of operating Delphi Seating since September 1, 1998, reasonable estimates of Delphi Seating's general corporate costs on a stand-alone basis would have been approximately $3.9 million and $15.5 million in the three and nine month periods ended September 26, 1998, respectively.

The Operating and Financing Adjustments that resulted from the acquisition of Delphi Seating include:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                          Three Months               Nine Months
                                                                                              Ended                     Ended
                                                                                         Sept. 26, 1998            Sept. 26, 1998
------------------------------------------------------------------------------------------------------------------------------------
Amortization of goodwill from the acquisition of Delphi Seating (over 40 years)              $   .8                    $  3.2
Incremental interest expense incurred as a result of the acquisition of Delphi Seating          2.5                       9.0
Capitalization of fixed asset purchases originally expensed                                    (7.8)                    (31.2)
Depreciation expense on fixed assets previously written off                                     2.3                       8.9
Impact on tax provision due to utilization of domestic Delphi losses against
   Lear pre-tax income                                                                        (13.1)                    (49.7)
------------------------------------------------------------------------------------------------------------------------------------
Net impact of adjustments on net income                                                      $ 15.3                    $ 59.8
------------------------------------------------------------------------------------------------------------------------------------

          (5) The Operating and Financing Adjustments that resulted from the sale of EMS include:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                 Three Months    Nine Months     Nine Months
                                                                                    Ended           Ended           Ended
                                                                                Sept. 26, 1998  Oct. 2, 1999    Sept. 26, 1998
------------------------------------------------------------------------------------------------------------------------------------
Reduction of interest expense incurred as a result of the sale of EMS              $ (5.0)         $ (9.4)         $(14.6)
Impact on tax provision due to reduction of interest expense                          1.7             3.3             5.1
------------------------------------------------------------------------------------------------------------------------------------
Net impact of adjustments on net income                                            $  3.3          $  6.1          $  9.5
------------------------------------------------------------------------------------------------------------------------------------

          (6) The adjustment to net sales reflects the elimination of intercompany sales between the Company and Delphi Seating.

      The pro forma information above does not purport to be indicative of the results that actually would have been achieved if the operations were combined during the periods presented and is not intended to be a projection of future results or trends.

                 LEAR CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(5)  1998 RESTRUCTURING AND OTHER CHARGES

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

      There have been no significant changes to the original restructuring plan, however, favorable business conditions have prompted the Company to further analyze the timing of certain actions contemplated in the original plan. This analysis will be completed during the fourth quarter. The plan originally called for the termination of approximately 3,000 employees, of which 2,662 had been terminated as of October 2, 1999. In addition, the plan originally called for the closure of 13 facilities, of which 11 had been closed as of October 2, 1999.

      The following table summarizes the restructuring and other charges (in millions):

---------------------------------------------------------------------------------------------------------------------
                                                                                                           Balance at
                                                        Original                          Utilized          Oct. 2,
                                                       Provision        Adjust.       Cash     Noncash        1999
---------------------------------------------------------------------------------------------------------------------
European Operations Consolidation:
   Severance                                            $   43.2      $  (2.5)     $ (18.9)   $   -        $  21.8
   Asset impairments                                        11.7          -            -        (11.7)         -
   Lease cancellation costs                                 22.1          -           (2.8)       -           19.3
   Other closure costs                                       1.9          -            (.3)       (.4)         1.2

North and South America Operations Consolidation
   Severance                                                20.2          2.0        (17.7)       -            4.5
   Asset impairments                                         6.5           .9          -         (7.4)         -
   Lease cancellation costs                                  4.5         (2.5)        (1.0)       -            1.0
   Other closure costs                                        .4          (.1)         (.3)       -            -

Other charges:
   Asset impairments                                        15.0          (.4)         -        (14.6)         -
   Other                                                     7.5          -           (7.3)       (.2)         -
---------------------------------------------------------------------------------------------------------------------
Total                                                   $  133.0      $  (2.6)     $ (48.3)   $ (34.3)     $  47.8
---------------------------------------------------------------------------------------------------------------------


                        LEAR CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



(6)  RESTRUCTURING CHARGES RELATED TO 1998 ACQUISITIONS

PIANFEI, STRAPAZZINI AND CHAPMAN

      During the second quarter of 1998, the Company began to implement restructuring plans designed to integrate the operations of recently acquired Pianfei, Strapazzini and Chapman, which was finalized during the second quarter of 1999. As a result of these restructuring plans, the Company recorded an adjustment to the original purchase price allocations of $24.1 million, consisting of $12.2 million of lease cancellation costs, $6.8 million of asset impairment charges and $5.1 million of severance costs. The asset impairment charges represent the write-down to fair value less disposal costs of machinery and equipment made obsolete or redundant due to the decision to close or exit facilities. The plans called for the termination of 503 employees, of which 122 were terminated as of October 2, 1999. In addition, the plans called for the closure of or exit from 5 facilities, of which 2 were closed as of October 2, 1999. The remaining employee terminations and facility closures or exits are expected to be completed by the second quarter of 2000. The following table summarizes the restructuring activity related to these acquisitions (in millions):

-------------------------------------------------------------------------------------------------------------------
                                                                                                         Balance at
                                                           Original               Utilized               October 2,
                                                          Adjustment         Cash          Noncash           1999
-------------------------------------------------------------------------------------------------------------------
   Lease cancellation costs                               $   12.2       $    (8.8)     $     -         $    3.4
   Asset impairment                                            6.8             -             (6.8)           -
   Severance                                                   5.1            (1.8)           (.3)           3.0
-------------------------------------------------------------------------------------------------------------------
Total                                                     $   24.1       $   (10.6)     $    (7.1)      $    6.4
-------------------------------------------------------------------------------------------------------------------


DELPHI SEATING

      During the third quarter of 1998, the Company began to implement restructuring plans designed to integrate the operations of Delphi Seating, which were finalized during the third quarter of 1999. As a result of these restructuring plans, the Company recorded an adjustment to the original purchase price allocation of $10.6 million, of which $9.9 million was recorded as of December 31, 1998. The adjustment consisted of $3.2 million of severance costs, $3.3 million of asset impairment charges, $2.5 million of lease cancellation costs and $1.6 million of other costs, consisting mainly of government grant repayments. The asset impairment charges represent the write-down to fair value less disposal costs of equipment made obsolete or redundant due to the decision to close or exit facilities. These restructuring plans are progressing as scheduled, and there have been no changes to the original plans. The plans called for the termination of 796 employees of which 405 were terminated as of October 2, 1999. In addition, the plans called for the closure or exit from 5 facilities, of which 2 were closed as of October 2, 1999. The remaining employee terminations and facility closures or exits are expected to be completed by the second quarter of 2000. The following table summarizes the restructuring activity related to the Delphi Seating acquisition (in millions):

                       LEAR CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

-------------------------------------------------------------------------------------------------------------------
                                                                                                         Balance at
                                                            Original              Utilized               October 2,
                                                          Adjustment         Cash          Noncash           1999
-------------------------------------------------------------------------------------------------------------------
   Lease cancellation costs                               $    2.5       $    (1.3)     $     -         $    1.2
   Asset impairment                                            3.3             -             (3.3)           -
   Severance                                                   3.2            (1.4)           -              1.8
   Other                                                       1.6             (.2)           -              1.4
-------------------------------------------------------------------------------------------------------------------
Total                                                     $   10.6       $    (2.9)     $    (3.3)      $    4.4
-------------------------------------------------------------------------------------------------------------------


(7)  INVENTORIES

      Inventories are stated at the lower of cost or market. Cost is determined principally using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories are comprised of the following (in millions):

-------------------------------------------------------------------------------------------------
                                                             October 2,              December 31,
                                                                   1999                      1998
-------------------------------------------------------------------------------------------------
Raw materials                                                 $   319.5                 $   253.9
Work-in-process                                                   110.4                      23.8
Finished goods                                                    140.5                      71.9
-------------------------------------------------------------------------------------------------
Inventories                                                   $   570.4                 $   349.6
-------------------------------------------------------------------------------------------------


(8)  PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment is stated at cost. Depreciable property is depreciated over the estimated useful lives of the assets, using principally the straight-line method. A summary of property, plant and equipment is shown below (in millions):

-------------------------------------------------------------------------------------------------
                                                             October 2,              December 31,
                                                                   1999                      1998
-------------------------------------------------------------------------------------------------
Land                                                        $      87.0               $      70.6
Buildings and improvements                                        579.5                     429.6
Machinery and equipment                                         1,923.4                   1,276.2
-------------------------------------------------------------------------------------------------
Total property, plant and equipment                         $   2,589.9               $   1,776.4
Less - accumulated depreciation                                  (719.9)                   (594.1)
-------------------------------------------------------------------------------------------------
Net property, plant and equipment                           $   1,870.0               $   1,182.3
-------------------------------------------------------------------------------------------------


                 LEAR CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



(9)  LONG-TERM DEBT

      Long-term debt is comprised of the following (in millions):

-------------------------------------------------------------------------------------------------
                                                             October 2,              December 31,
                                                                   1999                      1998
-------------------------------------------------------------------------------------------------
Credit agreements                                           $   1,876.1               $     970.3
Other                                                             158.1                     173.6
-------------------------------------------------------------------------------------------------
                                                                2,034.2                   1,143.9
Less - current portion                                             13.6                      16.5
-------------------------------------------------------------------------------------------------
                                                            $   2,020.6               $   1,127.4
-------------------------------------------------------------------------------------------------
8.11% Senior Notes                                                800.0                       -
7.96% Senior Notes                                                600.0                       -
9.50% Subordinated Notes                                          200.0                     200.0
8.25% Subordinated Notes                                          136.0                     136.0
-------------------------------------------------------------------------------------------------
                                                                1,736.0                     336.0
-------------------------------------------------------------------------------------------------
Long-term debt                                              $   3,756.6               $   1,463.4
-------------------------------------------------------------------------------------------------


      The purchase price for the acquisition of UT Automotive was financed by borrowings under the Company's primary credit facilities. In connection with the acquisition, the Company amended and restated its $2.1 billion senior credit facility and entered into new senior credit facilities. The $2.1 billion senior credit facility matures on September 30, 2001. The new senior credit facilities consist of a $500 million revolving credit facility which matures on May 4, 2004, a $500 million term loan having scheduled amortization beginning on October 31, 2000 and a final maturity on May 4, 2004, and a $1.4 billion interim term loan, which was repaid with the proceeds from the Company's offering of its 8.11% and 7.96% Senior Notes (referred to below). The $310 million proceeds from the sale of the Electric Motors Business were used to reduce revolving credit borrowings under the $2.1 billion senior credit facility.

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


(10) FINANCIAL INSTRUMENTS

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

(11) NET INCOME PER SHARE

      Basic net income per share is computed using the weighted average common shares outstanding during the period. Diluted net income per share is computed using the average share price during the period when calculating the dilutive effect of stock options. Shares outstanding for the periods presented were as follows:

------------------------------------------------------------------------------------------------------------------
                                                         Three Months Ended                  Nine Months Ended
------------------------------------------------------------------------------------------------------------------
                                                       Oct. 2,         Sept. 26,          Oct. 2,        Sept. 26,
                                                          1999              1998             1999             1998
------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding                 67,038,268        67,066,641       66,881,606       67,041,616
Dilutive effect of stock options                       872,561         1,094,591          907,244        1,222,966
------------------------------------------------------------------------------------------------------------------
Diluted shares outstanding                          67,910,829        68,161,232       67,788,850       68,264,582
------------------------------------------------------------------------------------------------------------------


(12) COMPREHENSIVE INCOME

     Comprehensive income is defined as all changes in a Company's net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded to equity would be a part of comprehensive income. Comprehensive income for the periods is as follows (in millions):

------------------------------------------------------------------------------------------------------------------
                                                             Three Months Ended                Nine Months Ended
------------------------------------------------------------------------------------------------------------------
                                                           Oct. 2,     Sept. 26,             Oct. 2,     Sept. 26,
                                                              1999          1998                1999          1998
------------------------------------------------------------------------------------------------------------------
Net income                                                 $  39.3      $  21.6              $ 164.4       $ 134.6

Other comprehensive income:
     Foreign currency translation adjustment                  13.6        (12.4)               (58.6)        (17.1)
------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                    13.6        (12.4)               (58.6)        (17.1)
------------------------------------------------------------------------------------------------------------------

Comprehensive income                                       $  52.9      $   9.2              $ 105.8       $ 117.5
------------------------------------------------------------------------------------------------------------------


                 LEAR CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(13) SEGMENT REPORTING

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

      The following table presents revenues and other financial information by business segment (in millions):

-------------------------------------------------------------------------------------------------------------------
                           Three Months Ended October 2, 1999                Nine Months Ended October 2, 1999
-------------------------------------------------------------------------------------------------------------------
                         Automotive                                         Automotive
                          Interiors          Other          Total            Interiors         Other          Total
-------------------------------------------------------------------------------------------------------------------
Revenues                 $ 3,044.6      $      2.1     $  3,046.7          $  8,960.6     $      6.9      $ 8,967.5
EBITA                        206.3           (32.7)         173.6               609.8          (91.7)         518.1
Depreciation                  69.2             3.2           72.4               181.1            8.1          189.2
Capital expenditures          95.0             (.6)          94.4               253.9            3.1          257.0
Total assets               6,070.8         2,954.9        9,025.7             6,070.8        2,954.9        9,025.7
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
                          Three Months Ended September 26, 1998            Nine Months Ended September 26, 1998
-------------------------------------------------------------------------------------------------------------------
                         Automotive                                         Automotive
                          Interiors          Other          Total            Interiors         Other          Total
-------------------------------------------------------------------------------------------------------------------
Revenues                 $ 1,944.5      $      2.0     $  1,946.5          $  6,147.0     $      6.6     $  6,153.6
EBITA                         95.0           (13.1)          81.9               446.8          (91.6)         355.2
Depreciation                  41.7             2.7           44.4               120.2            7.7          127.9
Capital expenditures          98.7            13.1          111.8               202.9           34.0          236.9
Total assets               3,731.9         1,747.4        5,479.3             3,731.9        1,747.4        5,479.3
-------------------------------------------------------------------------------------------------------------------


                        LEAR CORPORATION AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(14)  SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS


                                                                                  October 2, 1999
                                                      -----------------------------------------------------------------------
                                                                                    Non-
                                                        Parent     Guarantors     Guarantors     Eliminations    Consolidated
                                                      ---------    ----------     ----------     ------------    ------------
                                                                              (Unaudited, in millions)
                       ASSETS
                       ------
CURRENT ASSETS:
  Cash and cash equivalents                          $     (3.7)    $       .9     $     74.2      $       --      $     71.4
  Accounts receivable, net                                155.1          298.9         1559.6              --         2,013.6
  Inventories                                              24.8           36.5          509.1              --           570.4
  Recoverable customer engineering
    and tooling                                            49.0           14.8          276.3              --           340.1
  Other                                                   130.0           38.6          271.5              --           440.1
                                                     ----------     ----------     ----------      ----------      ----------
          Total current assets                            355.2          389.7        2,690.7              --         3,435.6
                                                     ----------     ----------     ----------      ----------      ----------
LONG-TERM ASSETS:
  PP&E, net                                               136.1          257.6        1,476.3              --         1,870.0
  Goodwill, net                                           144.5          407.6        2,776.2              --         3,328.3
  Investment in subsidiaries                            2,049.8        2,620.1             --        (4,669.9)             --
  Other                                                   179.8            6.9          205.1              --           391.8
                                                     ----------     ----------     ----------      ----------      ----------
          Total long-term assets                        2,510.2        3,292.2        4,457.6        (4,669.9)        5,590.1
                                                     ----------     ----------     ----------      ----------      ----------
                                                     $  2,865.4     $  3,681.9     $  7,148.3      $ (4,669.9)     $  9,025.7
                                                     ==========     ==========     ==========      ==========      ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

CURRENT LIABILITIES:
  Short-term borrowings                              $     78.5     $       --     $     32.7      $       --      $    111.2
  Accounts payable and drafts                             154.2          277.2        1,551.1              --         1,982.5
  Accrued liabilities                                     226.8          139.6          887.7              --         1,254.1
  Current portion of long-term debt                         7.0             .2            6.4              --            13.6
                                                     ----------     ----------     ----------      ----------      ----------
          Total current liabilities                       466.5          417.0        2,477.9              --         3,361.4
                                                     ----------     ----------     ----------      ----------      ----------
LONG-TERM LIABILITIES:
  Deferred national income taxes                          (18.0)          31.2           80.8              --            94.0
  Long-term debt                                        3,580.7           10.3          165.6              --         3,756.6
  Intercompany accounts, net                           (2,698.6)       3,032.5         (333.9)             --              --
  Other                                                   121.6           75.9          202.9              --           400.4
                                                     ----------     ----------     ----------      ----------      ----------
          Total long-term liabilities                     985.7        3,149.9          115.4              --         4,251.0
                                                     ----------     ----------     ----------      ----------      ----------
STOCKHOLDERS' EQUITY                                    1,413.2          115.0        4,555.0        (4,669.9)        1,413.3
                                                     ----------     ----------     ----------      ----------      ----------

                                                     $  2,865.4     $  3,681.9     $  7,148.3      $ (4,669.9)     $  9,025.7
                                                     ==========     ==========     ==========      ==========      ==========

                        LEAR CORPORATION AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




(14) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)



                                                                                 December 31, 1998
                                                       -------------------------------------------------------------------------
                                                                                      Non-
                                                          Parent       Guarantors    Guarantors     Eliminations    Consolidated
                                                       ---------       ----------    ----------     ------------    ------------
                                                                              (Audited, in millions)
                       ASSETS
                       ------
CURRENT ASSETS:
  Cash and cash equivalents                             $     (3.8)     $       .9     $     32.9      $       --      $     30.0
  Accounts receivable, net                                   138.4           294.2          941.3              --         1,373.9
  Inventories                                                 17.3            45.9          286.4              --           349.6
  Recoverable customer engineering
    and tooling                                               28.1            12.6          180.7              --           221.4
  Other                                                       44.6            29.5          149.0              --           223.1
                                                        ----------      ----------     ----------      ----------      ----------
          Total current assets                               224.6           383.1        1,590.3              --         2,198.0
                                                        ----------      ----------     ----------      ----------      ----------
LONG-TERM ASSETS:
  PP&E, net                                                  110.6           320.7          751.0              --         1,182.3
  Goodwill, net                                              274.6           615.3        1,129.9              --         2,019.8
  Investment in subsidiaries                               1,794.4            21.1             --        (1,815.5)             --
  Other                                                       82.0            11.1          184.1              --           277.2
                                                        ----------      ----------     ----------      ----------      ----------
          Total long-term assets                           2,261.6           968.2        2,065.0        (1,815.5)        3,479.3
                                                        ----------      ----------     ----------      ----------      ----------
                                                        $  2,486.2      $  1,351.3     $  3,655.3      $ (1,815.5)     $  5,677.3
                                                        ==========      ==========     ==========      ==========      ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

CURRENT LIABILITIES:
  Short-term borrowings                                 $     55.0      $       --     $     27.7      $       --      $     82.7
  Accounts payable and drafts                                191.0           254.5        1,155.3              --         1,600.8
  Accrued liabilities                                        133.9           141.9          521.7              --           797.5
  Current portion of long-term debt                            3.5              .2           12.8              --            16.5
                                                        ----------      ----------     ----------      ----------      ----------
          Total current liabilities                          383.4           396.6        1,717.5              --         2,497.5
                                                        ----------      ----------     ----------      ----------      ----------
LONG-TERM LIABILITIES:
  Deferred national income taxes                             (15.5)           31.2           23.3              --            39.0
  Long-term debt                                           1,168.1              .8          294.5              --         1,463.4
  Intercompany accounts, net                                (484.1)          666.7         (182.6)             --              --
  Other                                                      134.3            53.1          190.0              --           377.4
                                                        ----------      ----------     ----------      ----------      ----------
          Total long-term liabilities                        802.8           751.8          325.2              --         1,879.8
                                                        ----------      ----------     ----------      ----------      ----------
STOCKHOLDERS' EQUITY                                       1,300.0           202.9        1,612.6        (1,815.5)        1,300.0
                                                        ----------      ----------     ----------      ----------      ----------

                                                        $  2,486.2      $  1,351.3     $  3,655.3      $ (1,815.5)     $  5,677.3
                                                        ==========      ==========     ==========      ==========      ==========

                        LEAR CORPORATION AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(14) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS - (Continued)


                                                                       For the Three Months Ended October 2, 1999
                                                       ---------------------------------------------------------------------
                                                        Parent    Guarantors    Non-Guarantors   Eliminations    Consolidated
                                                       --------   ----------    --------------   ------------    ------------
                                                                                (Unaudited, in millions)

  Net sales                                            $ 318.5    $  533.2         $2,760.2        $(565.2)        $3,046.7
  Cost of sales                                          320.1       479.6          2,507.3         (565.2)         2,741.8
  Selling, general and administrative
    expenses                                              21.0         8.1            102.2             --            131.3
  Amortization of goodwill                                 1.2         2.9             17.8             --             21.9
                                                       -------    --------         --------        -------         --------
         Operating income (loss)                         (23.8)       42.6            132.9             --            151.7

  Interest expense                                        18.3        50.8              2.2             --             71.3
  Other (income) expense, net                            (65.8)       19.2             60.0             --             13.4
                                                       -------    --------         --------        -------         --------
         Income (loss) before provision
           (credit) for national income taxes
           and equity in net income of
           subsidiaries                                   23.7       (27.4)            70.7             --             67.0

  Provision (credit) for national income taxes             3.8       (14.9)            38.8             --             27.7
  Equity in net income of subsidiaries                   (19.4)      (57.0)              --           76.4               --
                                                       -------    --------         --------        -------         --------
NET INCOME                                             $  39.3    $   44.5         $   31.9        $ (76.4)        $   39.3
                                                       =======    ========         ========        =======         ========



                                                                        For the Three Months Ended September 26, 1998
                                                       --------------------------------------------------------------------
                                                        Parent    Guarantors   Non-Guarantors   Eliminations   Consolidated
                                                       --------   ----------   --------------   ------------   ------------
                                                                                (Unaudited, in millions)
  Net sales                                             $266.7       $521.9        $1,515.4       $(357.5)       $1,946.5
  Cost of sales                                          271.0        458.6         1,412.4        (357.5)        1,784.5
  Selling, general and administrative
    expenses                                              28.2          7.6            44.3            --            80.1
  Amortization of goodwill                                 1.2          4.2             7.4            --            12.8
                                                        ------       ------        --------       -------        --------
         Operating income (loss)                         (33.7)        51.5            51.3            --            69.1

  Interest expense                                         2.3         13.1            13.6            --            29.0
  Other (income) expense, net                            (14.1)        25.9            (7.3)           --             4.5
                                                        ------       ------        --------       -------        --------
         Income (loss) before provision
           (credit) for national income taxes
           and equity in net income of
           subsidiaries                                  (21.9)        12.5            45.0            --            35.6

  Provision (credit) for national income taxes            (7.3)         7.0            14.3            --            14.0
  Equity in net income of subsidiaries                   (36.2)        (1.6)             --          37.8              --
                                                        ------       ------        --------       -------        --------

NET INCOME                                              $ 21.6       $  7.1        $   30.7       $ (37.8)       $   21.6
                                                        ======       ======        ========       =======        ========

                        LEAR CORPORATION AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(14) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS - (Continued)


                                                                      For the Nine Months Ended October 2, 1999
                                                        ------------------------------------------------------------------
                                                                                  Non-
                                                         Parent    Guarantors    Guarantors    Eliminations   Consolidated
                                                        --------   ----------    ----------    ------------   ------------
                                                                               (Unaudited, in millions)
  Net sales                                              $ 894.9     $1,709.6     $8,116.7      $(1,753.7)       $8,967.5
  Cost of sales                                            886.7      1,510.9      7,460.8       (1,753.7)        8,104.7
  Selling, general and administrative
    expenses                                                84.2         24.9        235.6             --           344.7
  Amortization of goodwill                                   4.1          8.7         42.4             --            55.2
                                                         -------     --------     --------      ---------        --------
         Operating income (loss)                           (80.1)       165.1        377.9             --           462.9

  Interest expense                                          49.6        100.4         11.6             --           161.6
  Other (income) expense, net                             (192.1)        74.3        146.4             --            28.6
                                                         -------     --------     --------      ---------        --------
         Income (loss) before provision
           (credit) for national income taxes
           and equity in net income of
           subsidiaries                                     62.4         (9.6)       219.9             --           272.7

  Provision (credit) for national income taxes              27.0         (4.2)        85.5             --           108.3
  Equity in net income of subsidiaries                    (129.0)      (159.2)          --          288.2              --
                                                         -------     --------     --------      ---------        --------
NET INCOME                                               $ 164.4     $  153.8     $  134.4      $  (288.2)       $  164.4
                                                         =======     ========     ========      =========        ========



                                                                     For the Nine Months Ended September 26, 1998
                                                         ----------------------------------------------------------------
                                                                                  Non-
                                                          Parent    Guarantors   Guarantors   Eliminations   Consolidated
                                                         --------   ----------   ----------   ------------   ------------
                                                                               (Unaudited, in millions)
  Net sales                                              $ 717.9      $1,762.7    $4,813.8      $(1,140.8)       $6,153.6
  Cost of sales                                            721.6       1,520.3     4,458.7       (1,140.8)        5,559.8
  Selling, general and administrative
    expenses                                                79.2          28.3       131.1             --           238.6
  Amortization of goodwill                                   3.1          12.6        20.1             --            35.8
                                                         -------      --------    --------      ---------        --------
         Operating income (loss)                           (86.0)        201.5       203.9             --           319.4

  Interest expense                                           3.0          36.0        40.2             --            79.2
  Other (income) expense, net                             (112.2)         88.9        41.3             --            18.0
                                                         -------      --------    --------      ---------        --------
         Income before provision for national
           income taxes and equity in net income
           of subsidiaries                                  23.2          76.6       122.4             --           222.2

  Provision for national income taxes                       10.0          31.4        46.2             --            87.6
  Equity in net income of subsidiaries                    (121.4)         (9.1)         --          130.5              --
                                                         -------      --------    --------      ---------        --------
NET INCOME                                               $ 134.6      $   54.3    $   76.2      $  (130.5)       $  134.6
                                                         =======      ========    ========      =========        ========

                        LEAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(14) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS - (Continued)



                                                                           For the Nine Months Ended October 2, 1999
                                                                                    (Unaudited, in millions)
                                                             --------------------------------------------------------------------
                                                                                           Non-
                                                               Parent     Guarantors    Guarantors    Eliminations   Consolidated
                                                             ----------   ----------    ----------    ------------   ------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          $  (128.6)   $    75.0     $   143.4       $    --        $    89.8
                                                             ---------    ---------     ---------       -------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                     (38.5)       (30.4)       (188.1)           --           (257.0)
  Cost of acquisitions, net of cash acquired                     (63.3)    (2,387.5)           --            --         (2,450.8)
  Proceeds from disposition of business segment                     --        310.0            --            --            310.0
                                                             ---------    ---------     ---------       -------        ---------
          Net cash used in investing activities                 (101.8)    (2,107.9)       (188.1)           --         (2,397.8)
                                                             ---------    ---------     ---------       -------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in long-term debt, net                                2,416.1          9.5        (119.5)           --          2,306.1
  Short-term borrowings, net                                      23.5           --           1.8            --             25.3
  Change in intercompany accounts                             (2,216.6)     2,023.4         193.2            --               --
  Proceeds from sale of common stock                               7.5           --            --            --              7.5
                                                             ---------    ---------     ---------       -------        ---------
          Net cash provided by financing activities              230.5      2,032.9          75.5            --          2,338.9
                                                             ---------    ---------     ---------       -------        ---------
  Effect of foreign currency translation                            --           --          10.5            --             10.5
                                                             ---------    ---------     ---------       -------        ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                             .1           --          41.3            --             41.4

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                   (3.8)          .9          32.9            --             30.0
                                                             ---------    ---------     ---------       -------        ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                    $    (3.7)   $      .9     $    74.2       $    --        $    71.4
                                                             =========    =========     =========       =======        =========

                        LEAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(14) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS - (Continued)



                                                                       For the Nine Months Ended September 26, 1998
                                                                                 (Unaudited, in millions)
                                                          -------------------------------------------------------------------
                                                                                          Non-
                                                           Parent      Guarantors      Guarantors  Eliminations  Consolidated
                                                          ---------    ----------      ----------  ------------  ------------

NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                              $    28.8    $    52.2       $  113.3      $    --        $ 194.3
                                                          ---------    ---------       --------      -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                  (68.6)       (36.0)        (132.3)          --         (236.9)
  Cost of acquisitions, net of cash acquired                   43.4           --         (350.9)          --         (307.5)
  Other, net                                                    2.6           --           ( .8)          --            1.8
                                                          ---------    ---------       --------      -------        -------
          Net cash used in investing activities               (22.6)       (36.0)        (484.0)           -         (542.6)
                                                          ---------    ---------       --------      -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in long-term debt, net                               404.0         73.3          (79.1)          --          398.2
  Short-term borrowings, net                                   11.5           --           (3.8)          --            7.7
  Change in intercompany accounts                            (402.0)       (88.8)         490.8           --             --
  Proceeds from sale of common stock                            3.3           --             --           --            3.3
  Purchase of treasury stock                                  (18.2)          --             --           --          (18.2)
                                                          ---------    ---------       --------      -------        -------
          Net cash provided by (used in) financing
             activities                                        (1.4)       (15.5)         407.9           --          391.0
                                                          ---------    ---------       --------      -------        -------
  Effect of foreign currency translation                         --           --          (22.9)          --          (22.9)
                                                          ---------    ---------       --------      -------        -------
NET CHANGE IN CASH AND CASH EQUIVALENTS                         4.8           .7           14.3           --           19.8

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                ( .6)          .5           13.0           --           12.9
                                                          ---------    ---------       --------      -------        -------

CASH AND CASH EQUIVALENTS - END OF PERIOD                 $     4.2    $     1.2      $    27.3      $    --        $  32.7
                                                          =========    =========      =========      =======        =======

                        LEAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(14) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS - (Continued)

           Basis of Presentation- In connection with the acquisition of UT
              Automotive, Inc., a wholly-owned subsidiary of United Technologies Corporation ("UT Automotive")(see Notes 2 and 9), the Company issued $1.4 billion in securities, which consist of $600 million aggregate principal amount of 7.96% Senior Notes due May 15, 2005 and $800 million aggregate principal amount of 8.11% Senior Notes due May 15, 2009 (collectively, the "May 1999 Notes"). Certain of the Company's domestic wholly-owned subsidiaries (the "Guarantors") irrevocably and unconditionally fully guaranteed on a joint and several basis the punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all of the Company's obligations under the May 1999 Notes indenture, including the company's obligations to pay principal, premium, if any, and interest with respect to the May 1999 Notes. The Guarantors on the date of the indenture were Lear Operations Corporation and Lear Corporation Automotive Holdings (formerly, UT Automotive). In lieu of providing separate unaudited financial statements for the Guarantors, the Company has included the unaudited consolidating condensed financial statements on pages
              18 to 26. Management does not believe that separate financial statements of the Guarantors are material to investors.
              Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented.

           Distributions - There are no significant restrictions on the ability of the Company to sell or otherwise dispose of any or all of the assets of any of the Guarantors or on the ability of the Guarantors to make distributions to the Company.

           Selling and Administrative Expenses - Lear Corporation (the "Parent") allocated $10.4 million and $12.5 million for the three month periods ended October 2, 1999 and September 26, 1998, respectively, and $34.8 million and $44.4 million for the nine month periods ended October 2, 1999 and September 26, 1998, respectively, of corporate selling and administrative expenses to its operating subsidiaries. The allocations were based on various factors which estimate usage of particular corporate functions, and in certain instances, other relevant factors were used, such as the revenues or headcount of the Company's subsidiaries.

                        LEAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(14) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS - (Continued)

           Long-term debt of the Parent Corporation and the Guarantors-
              Long-term debt of the Parent and the Guarantors on a combined basis consisted of the following as of October 2, 1999 and December 31, 1998 (unaudited, in millions):


                                                  1999             1998
                                                --------         --------
                May 1999 Notes                  $1,400.0         $     --
                Credit agreement                 1,759.2            755.1
                Other long-term debt               103.0             81.5
                Subordinated notes                 336.0            336.0
                                                --------         --------
                                                 3,598.2          1,172.6
                Less current portion                (7.2)            (3.7)
                                                --------         --------
                                                $3,591.0         $1,168.9
                                                ========         ========

           The obligations of foreign subsidiary borrowers under the credit agreement are guaranteed by the Parent.

           For a more detailed description of the above indebtedness, see Note 9 to the Consolidated Financial Statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THREE MONTHS ENDED OCTOBER 2, 1999 VS. THREE MONTHS ENDED SEPTEMBER 26, 1998.

      Net sales in the quarter ended October 2, 1999 were $3.0 billion, exceeding net sales in the quarter ended September 26, 1998 by $1.1 billion, or 56.5%. The increase in net sales in the third quarter of 1999 was primarily the result of acquisitions, which collectively accounted for approximately $.8 billion of the increase, and a combination of new business and production increases in North America and Europe, which contributed approximately $.2 billion to the increase. In addition, approximately $.1 billion of the increase in net sales reflects the adverse impact the General Motors work stoppages had on net sales in the third quarter of 1998.

      Gross profit and gross margin were $305 million and 10.0% in the third quarter of 1999 as compared to $162 million and 8.3% in the comparable period of 1998. The increase in gross profit and gross margin in the current quarter is due primarily to the contribution of acquisitions, which collectively accounted for approximately $100 million of the increase in gross profit and resulted in a 1.2% increase in gross margin. Other factors which contributed to the increase in gross profit and gross margin include new sport utility and truck programs in North America and the adverse impact the General Motors work stoppages had on gross profit in the third quarter of 1998.

      Selling, general and administrative expenses, including research and development, as a percentage of net sales increased to 4.3% in the third quarter of 1999 as compared to 4.1% in the same period of 1998. The increase in expenditures relative to 1998 was due to the inclusion of operating expenses incurred as a result of acquisitions. Increased research, development and administrative expenses necessary to support established and potential business opportunities were partially offset by the restructuring efforts that were initiated in the fourth quarter of 1998.

      Operating income and operating margin were $152 million and 5.0% in the third quarter of 1999 as compared to $69 million and 3.5% in the comparable period of 1998. The increase in operating income in the current quarter is due primarily to the contribution of acquisitions, which collectively accounted for approximately $45 million of the increase. In addition, approximately $25 million of the increase reflects the adverse impact the General Motors work stoppages had on operating income in the third quarter of 1998 and new passenger car and truck programs in North America and in Europe contributed approximately $20 million to the increase. The increase in operating margin in the third quarter of 1999, as compared to the third quarter of 1998, is due primarily to the non-recurring impact of the General Motors work stoppage in the third quarter of 1998, which lowered operating margin by approximately 1.0% in the 1998 period, and the contribution of acquisitions.

      Interest expense in the third quarter of 1999 increased by $42 million to $71 million as compared to the same period in 1998, primarily due to interest expense resulting from debt incurred to finance recent acquisitions.

      Other expenses, which include state and local taxes, foreign currency exchange, minority interests in consolidated subsidiaries, equity in net income of affiliates and other non-operating expenses, increased from $5 million in the third quarter of 1998 to $13 million in the third quarter of 1999 due primarily to incremental expense incurred by the acquired businesses and increases in our state and local taxes.

      Net income for the third quarter of 1999 was $39 million, or $.58 per share, as compared to $22 million, or $.32 per share, in the comparable period of the prior year. The provision for income taxes in the current quarter was $28 million, or an effective tax rate of 41.3%, as compared to $14 million, or an effective tax rate of 39.3%, in the prior year. Diluted net income per share increased in the second quarter of 1999 by 81.3%.

NINE MONTHS ENDED OCTOBER 2, 1999 VS. NINE MONTHS ENDED SEPTEMBER 26, 1998.

      Net sales in the first nine months of 1999 were $9.0 billion, exceeding net sales in the first nine months of 1998 by $2.8 billion, or 45.7%. The increase in net sales as compared to the prior year was primarily the result of acquisitions, which collectively accounted for $2.1 billion of the increase, and a combination of new business and production increases in trucks and passenger cars in North America and in passenger cars in Europe, which contributed approximately $.7 billion to the increase. In addition, approximately $.2 billion of the increase in net sales reflects the adverse impact the General Motors work stoppages had on net sales in the comparable period of 1998. Partially offsetting this increase in net sales were unfavorable exchange rate fluctuations in Europe and South America.

      Gross profit and gross margin were $863 million and 9.6% in the first nine months of 1999 as compared to $594 million and 9.6% in the comparable period of 1998. The increase in gross profit in the current period is due primarily to the contribution of acquisitions, which collectively accounted for approximately $200 million of the increase. Other factors which contributed to the increase in gross profit were new sport utility and truck programs in North America, new seat programs in Europe and the adverse impact the General Motors work stoppages had on gross profit in the second quarter of 1998.

      Selling, general and administrative expenses, including research and development, as a percentage of net sales decreased to 3.8% in the first nine months of 1999 as compared to 3.9% in the same period of 1998. The increase in expenditures relative to 1998 was due to the inclusion of operating expenses incurred as a result of acquisitions. Increased research, development and administrative expenses necessary to support established and potential business opportunities were offset by restructuring efforts that were initiated in the fourth quarter of 1998.

      Operating income and operating margin were $463 million and 5.2% in the first nine months of 1999 as compared to $319 million and 5.2% in the comparable period of 1998. The increase in operating income in the first nine months of 1999 is primarily due to the contribution of acquisitions, which accounted for approximately $100 million of the increase. Other factors contributing to the increase in operating income include new sport utility and truck programs in North America, new seat programs in Europe and the adverse impact the General Motors work stoppages had on operating income in the first nine months of 1998.

      Interest expense in the first nine months of 1999 increased by $82 million to $162 million as compared to the same period in 1998, due primarily to interest expense resulting from debt incurred to finance recent acquisitions.

      Other expenses, which include state and local taxes, foreign currency exchange, minority interests in consolidated subsidiaries, equity in net income of affiliates and other non-operating expenses, increased from $18 million in the first nine months of 1998 to $29 million in the same period of 1999 due primarily to incremental expense incurred by the acquired businesses.

      Net income for the first nine months of 1999 was $164 million, or $2.42 per share, as compared to $135 million, or $1.97 per share, in the comparable period of the prior year. The provision for income taxes in the current year was $108 million, or an effective tax rate of 39.7% as compared to $88 million, or an effective tax rate of 39.4%, in the prior year. Diluted net income per share increased in the first nine months of 1999 by 22.8%.

RESTRUCTURING AND OTHER CHARGES

      In the fourth quarter of 1998, the Company began to implement a restructuring plan designed to lower its cost structure and improve the long-term competitive position of the Company. As a result of this restructuring plan, the Company recorded pre-tax charges of $133.0 million, consisting of $110.5 million of restructuring charges and $22.5 million of other charges. There have been no significant changes to the original restructuring plan, however, favorable business conditions have prompted the Company to further analyze the timing of certain actions contemplated in the original plan. This analysis will be completed during the fourth quarter. The plan originally called for the termination of approximately 3,000 employees, of which 2,662 have been terminated as of October 2, 1999. In addition, the plan originally called for the closure of 13 facilities, of which 11 have been closed as of October 2, 1999. During the first nine months of 1999, we have realized approximately $15 million in savings and expect to realize approximately $20 million in total savings for calendar 1999 as a direct result of these restructuring and other activities. In future years, we expect to realize annual savings of approximately $40 million. See Note 5 for further information regarding these restructuring and other activities.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

      Operating activities generated $90 million of cash flow during the first nine months of 1999 compared to $194 for the same period in 1998. The variance was primarily due to increased spending on customer tooling and engineering for which reimbursement is expected as well as increased use of working capital. Spending on reimbursable customer tooling and engineering increased from $55 in 1998 to $119 in 1999 to accommodate new programs. The use of working capital increased from a use of $49 million in 1998 to a use of $200 million in 1999. Higher levels of accounts receivable were consistent with the increased 1999 activity resulting from both new programs and acquisitions. Inventories and accounts payable were impacted by the normal seasonal build up required to prepare for new model production in the fall.

      Net income for the nine months ended October 2, 1999 increased 22% over the comparable period in 1998, from $135 million to $164 million, as a result of contributions from acquisitions and new business. In addition, non-cash depreciation and goodwill amortization charges were $244 million in 1999 and $164 in 1998, with the increase due largely to the Delphi Seating and UT Automotive acquisitions.

      Net cash used in investing activities increased from $543 million in the first nine months of 1998 to $2.4 billion in the first nine months of 1999. The acquisition of UT Automotive on May 4, 1999 for $2.3 billion, net of cash acquired, combined with investments in Peregrine, Polovat, Ovatex and Lear-Donnelly Overhead Systems, resulted in net acquisition costs of $2.5 billion. On June 25, 1999, the Electric Motor Systems business of the former UT Automotive was sold for $310 million. The 1998 Delphi, Chapman, Pianfei and Strapazzini acquisitions resulted in a net use of funds of $308 million. Capital expenditures increased from $237 million in the first nine months of 1998 to $257 million in the first nine months of 1999 as a result of new programs and the on-going capital expenditures at acquired companies. The Company currently anticipates approximately $143 million in additional capital expenditures during the fourth quarter of 1999.

      The purchase price for the acquisition of UT Automotive of $2.3 billion, net of cash acquired, was financed by borrowings under our primary credit facilities. In connection with the acquisition, we amended and restated our $2.1 billion senior credit facility and entered into new senior credit facilities. The $2.1 billion amended and restated senior credit facility matures on September 30, 2001. The new senior credit facilities consist of a $500 million revolving credit facility which matures on May 4, 2004, a $500 million term loan having scheduled amortization beginning on October 31, 2000 and a final maturity on May 4, 2004, and a $1.4 billion interim term loan. The $310 million proceeds from the sale of the Electric Motor Systems business were used to reduce borrowings under the $2.1 billion senior credit facility.

      On May 18, 1999, we issued $1.4 billion aggregate principal amount of senior notes, the proceeds of which were used to repay the interim term loan. The offering included $800 million in aggregate principal amount of ten-year notes bearing interest at an annual rate of 8.11% and $600 million in aggregate principal amount of six-year notes bearing interest at an annual rate of 7.96%. The senior notes have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration under the Securities Act and applicable state securities laws or available exemptions from such registration requirements. Under the terms of a registration rights agreement entered into in connection with the issuance of the senior notes, we are required to complete an exchange offer of the senior notes for substantially identical notes registered under the Securities Act of 1933, as amended. If we are unable to complete the exchange offer by the date specified in the registration rights agreement, or under certain other circumstances, the interest rate on the senior notes will increase by .25% per annum.

      Our primary credit facilities are guaranteed by certain of our significant domestic subsidiaries and secured by the pledge of all or a portion of the capital stock of certain of our significant subsidiaries. The senior notes are guaranteed by the same subsidiaries that guarantee our primary credit facilities.

      As of October 2, 1999, we had $1.9 billion outstanding under the primary credit facilities and $93 million committed under outstanding letters of credit, resulting in approximately $1.1 billion unused and available. In addition to debt outstanding under the primary credit facilities, we had $1.9 million of long-term debt outstanding as of October 2, 1999, consisting primarily of $1.4 billion of senior notes due between 2005 and 2009 and $336 million of subordinated notes due between 2002 and 2006.

      We believe that cash flows from operations and available credit facilities will be sufficient to meet our debt service obligations, projected capital expenditures and working capital requirements.

MARKET RATE SENSITIVITY

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

Foreign Exchange

      Historically, we have entered into foreign currency forward contracts and foreign currency option contracts to mitigate the risk of adverse currency rate fluctuations on foreign currency commitments. These commitments are generally for terms of less than one year. The foreign currency contracts are executed with banks that we believe are creditworthy and are denominated in currencies of major industrialized countries. The gains and losses relating to the foreign currency forward and option contracts are deferred and included in the measurement of the foreign currency transaction subject to the hedge. We believe that any gain or loss incurred on foreign currency forward contracts is offset by the direct effects of currency movements on the underlying transactions.

      We have performed a quantitative analysis of our overall currency rate exposure at October 2, 1999. Based on this analysis, a 10% change in currency rates would not have a material effect on our earnings.

Interest Rates

      We use a combination of fixed rate debt and interest rate swaps to manage our exposure to interest rate movements. Our exposure to variable interest rates relates primarily to outstanding floating rate debt instruments that are indexed to U.S. or European Monetary Union short-term money market rates. We use interest rate swap agreements to convert variable rate debt to fixed rate debt. Net interest payments or receipts from interest rate swaps are recorded as adjustments to interest expense in our consolidated statements of income on an accrual basis.

      We have performed a quantitative analysis of our overall interest rate exposure at October 2, 1999. Based on this analysis, a 10% change in the average cost of our variable rate debt would not have a material effect on our earnings.

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

      We have been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("Superfund"), for the cleanup of contamination from hazardous substances at five Superfund sites where liability has not been completely determined and two sites where we have received offers to settle our responsibility for less than $10,000.

ACCOUNTING POLICIES

Pre-Production Costs Related to Long-Term Supply Agreements

      We incur pre-production engineering, research and development costs related to the products that we supply to our customers under long-term supply agreements. Since 1995, we have capitalized these costs when recoverable from the customer and amortized them over the term of the related supply agreement. Provisions for losses are provided at the time Lear anticipates engineering costs will exceed customer recovery. In September 1999, the Emerging Issues Task Force ("EITF") issued a consensus on EITF Issue No. 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Agreements." The consensus requires that beginning January 1, 2000 we expense all pre-production engineering, research and development costs as we incur them unless reimbursement is contractually guaranteed by our customers. Based on our assessment of the EITF consensus and anticipated arrangements with our customers, we do not believe that this accounting change required by the EITF consensus will materially affect our reported financial results. The EITF consensus also allows us to maintain our existing practices for previously capitalized amounts or to take a one-time charge with respect to these amounts. We are in the process of determining whether to continue our existing practices or take a one time charge for the capitalized amount. The accounting changes resulting from EITF Issue No. 99-5 will have no impact on our cash flow from operations.

Loss Contract Accrual

      We enter into agreements with our customers to produce products at the beginning of a given vehicle's life. In certain instances, we may be committed under existing agreements to supply product to our customers at selling prices which are not sufficient to cover the direct cost to produce such product. In such situations, we record a liability for the estimated future amount of such losses. Such losses are recognized at the time that the loss is probable and reasonably estimable and are recorded at the minimum amount necessary to fulfill our obligations to our customers. Losses are determined on a separate agreement basis and are estimated based upon information available at the time of the estimate, including future production volume estimates, length of the program and selling price and production cost information. In connection with the Delphi acquisition, as of July 3, 1999 we had recorded an accrual in purchase accounting for loss contracts of $59.1 million. During the three month period ended October 2, 1999, we utilized $2.4 million of the accrual to offset current losses. In addition, we made an adjustment of $5.8 million to reduce the loss contract accrual recorded in connection with the Delphi acquisition. This adjustment was based on revisions of the information used to calculate the accrual. As of October 2, 1999, the remaining accrual balance for losses related to sales commitments was $41.7 million.

YEAR 2000

      Lear is currently working to resolve the potential impact of the year 2000 ("Y2K") on the processing of time-sensitive information by our computerized information systems. Any of our programs that have time-sensitive software may recognize the year "00" as 1900 rather than the year 2000. This could result in miscalculations, classification errors or system failures. The problem is not limited to computer systems. Y2K issues may also potentially affect non-information technology systems that have embedded microchips.

State of Readiness

      In 1996, we began a program to assess the impact of the Y2K issue on the software and hardware used in our operations and have identified various areas to focus our Y2K compliance efforts. These areas include business computer systems, manufacturing and warehousing systems, end-user computing, technical infrastructure and environmental systems, research and development facilities and supplier and service providers. We have focused on significant information technology, as well as non-information technology systems. Our Y2K program phases include assessment and planning, remediation, testing and implementation.

      For business, manufacturing and end-user systems, we have completed the assessment, planning and remediation phases and have substantially completed the testing and implementation phases. We expect the remaining testing and implementation phases for these systems to be completed during the fourth quarter of 1999. We are utilizing internal personnel as well as third-party services to assist in our efforts. At many sites, particularly in Europe, we are implementing new Y2K compliant systems. We have also reviewed our technical infrastructure, environmental systems, and R&D facilities on a site-by-site basis, many times with the aid of equipment manufacturers. Most of the systems used in these areas are new and Y2K compliant. Others are being replaced as part of our ongoing site upgrade project which is scheduled to be completed during the fourth quarter of 1999. Among our supplier base, we have been monitoring the progress of each of our key suppliers with questionnaires and site reviews, where appropriate, along with the aid of industry information. During the fourth quarter of 1999, we will make a determination of the appropriate level of dependence among our supplier base.

      For non-information technology systems, we have completed all phases of our Y2K program. In each of the phases, we utilized internal personnel as well as third-party services to evaluate and address the Y2K issues throughout our facilities. The items reviewed include, but are not limited to, manufacturing machinery and equipment, security systems, heating and cooling systems and elevators. Based on the results of these reviews, we do not believe that a failure of a significant non-information technology system due to the Y2K issue is likely, although we can provide no assurances in this regard.

Y2K Costs

      Based on current estimates, we do not expect the costs of addressing the Y2K issue to have a material adverse effect on our financial position, results of operations or cash flows in future periods. We currently estimate that our historical and future costs (excluding UT Automotive) will be $10 to $20 million for Y2K compliance. This includes $5 to $10 million directly attributable to correcting non-compliant systems and another $5 to $10 million for ongoing system improvements which will be Y2K compliant. We will have incurred these costs over the period from mid-1996 through the end of 1999. We estimate our Y2K remediation expenditures incurred through October 2, 1999 have been approximately $7 million. In addition, we expect to incur an additional $10 to $15 million to address UT Automotive's Y2K issues. Y2K projects have not materially deferred our implementation of other information technology projects.

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

Contingency Plans

      As a part of our Y2K strategy, we have substantially completed the development of contingency plans on a site-by-site basis. We have also substantially completed the development of contingency plans for all key product supply sites. Any key systems requiring remediation will have one or more contingency plans. All plans are being documented and will be executed accordingly, if necessary. In addition, we have substantially completed the process of performing key supplier site audits, with satisfactory results. Any remaining contingency plans and key supplier site audits are expected to be completed during the fourth quarter of 1999.

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

                                LEAR CORPORATION


PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits.

     27.1 Financial Data Schedule for the quarter ended October 2, 1999.


(b) Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended October 2, 1999.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




LEAR CORPORATION


Dated:  November 16, 1999           By:   /s/ Donald J. Stebbins
                                         ---------------------------
                                         Donald J. Stebbins
                                         Senior Vice President and
                                         Chief Financial Officer


                                     By:  /s/ David C. Wajsgras
                                         ---------------------------
                                         David C. Wajsgras
                                         Vice President and
                                         Corporate Controller

                                LEAR CORPORATION
                                   FORM 10-Q
                                  EXHIBIT INDEX
                      FOR THE QUARTER ENDED OCTOBER 2, 1999

      EXHIBIT
      NUMBER
      -------

      27.1 Financial Data Schedule for the quarter ended October 2, 1999.