Form 10-Q/A
period 1999-10-02
LEAR CORP /DE/
filed 1999-12-15
CIK 842162

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A

                               (Amendment No. 1)

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
----------


                                EXPLANATORY NOTE

       The purpose of this amendment is to amend the Company's 10-Q for the period ending October 2, 1999 (the "Original Filing") and make certain changes to the Notes to the Consolidated Financial Statements (included in Item 1) and Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 2) ("MD&A").

       This report continues to speak as of the date of the Original Filing, and we have not updated the disclosure in this report to speak to any later date.

       Any items in the Original Filing not expressly changed hereby shall be as set forth in the Original Filing. All information contained in this amendment and the Original Filing is subject to updating and supplementing as provided in the Company's periodic reports filed with the SEC subsequent to the date of such reports.

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

                       LEAR CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(3) 1998 ACQUISITION

Delphi Seating

      In September 1998, the Company purchased the seating business of Delphi Automotive Systems, a division of General Motors Corporation ("Delphi Seating"), for approximately $250 million. Delphi Seating was a leading supplier of seat systems to General Motors with 16 locations in 10 countries.
      The Delphi Seating acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed in the acquisition have been reflected in the accompanying consolidated balance sheets. The operating results of Delphi Seating have been included in the consolidated financial statements since the date of acquisition. The purchase price and related allocations were finalized in August 1999, which resulted in a $28 million increase in goodwill. The increase was primarily due to the revision of amounts recorded of approximately $13.3 million related to loss contracts existing at the date of acquisition to provide products to its customers at selling prices which are not sufficient to cover the direct costs to produce such products and a decrease of approximately $12.1 million in the amount allocated to the fixed assets acquired to reflect the final determination of their fair value. The final purchase price and related allocation were as follows (in millions):


------------------------------------------------------------------------------------------------------------
Consideration paid to former owner, net of cash acquired of $6.0 million                           $   242.9
Debt assumed                                                                                              .5
Fees and expenses                                                                                        3.2
------------------------------------------------------------------------------------------------------------
Cost of acquisition                                                                                $   246.6
------------------------------------------------------------------------------------------------------------
Property, plant and equipment                                                                      $    38.7
Net working capital                                                                                     12.5
Accrued losses on future sales commitments                                                             (53.9)
Other assets purchased and liabilities assumed                                                          25.0
Goodwill                                                                                               224.3
------------------------------------------------------------------------------------------------------------
Total cost allocation                                                                              $   246.6
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
------------------------------------------------------------------------------------------------------------------------------------

          (4) The Delphi Seating pro forma financial data does not reflect adjustments for the anticipated results of certain activities and actions that the Company feels will benefit continuing operations, as such adjustments represent adjustments to the historical operating results of Delphi Seating. These adjustments were determined using allocation methods consistent with those used in deriving Delphi Seating's audited financial statements and include operating losses of approximately $4.5 million and $27.3 million for the three and nine month periods ended September 26, 1998, respectively, of certain plants that will not be incurred in the future as they were closed prior to the acquisition, a charge of approximately $3.9 million and $15.3 million for the three and nine month periods ended September 26, 1998, respectively, related to the employee benefit obligations not assumed by the Company and charges of approximately $14.1 million and $56.1 million for the three and nine month periods ended September 26, 1998, respectively, that had previously been allocated by the former owner. The Company believes that based upon its experience of operating Delphi Seating since September 1, 1998, reasonable estimates of Delphi Seating's general corporate costs on a stand-alone basis would have been approximately $3.8 million and $15.4 million in the three and nine month periods ended September 26, 1998, respectively.

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

       The plan originally called for termination of approximately 3,000 employees, of which 2,662 have been terminated as of October 2, 1999. In addition, the plan originally called for the closure of 13 facilities, of which 11 have been closed as of October 2, 1999. There have been no significant changes to the original restructuring plan. However, in the third quarter, as part of Lear's ongoing monitoring procedures and controls for detecting and explaining variances from costs included in the restructuring plan, Lear further analyzed the timing and certainty of the termination of certain manufacturing and engineering personnel which remained to be completed in Europe. As a result of this review, the Company determined that it may be required to delay or cancel such terminations due to greater resource demands for and higher than expected demand on some of the programs in Italy and Germany. Upon completion of its analysis in the fourth quarter of 1999, if the Company determines that such reserves, which relate primarily to employee severance costs, are no longer necessary, the reserves will be reversed through the restructuring line in operating income. The reversals, if any, are not expected to be significant.

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

RESTRUCTURING AND OTHER CHARGES

      In the fourth quarter of 1998, Lear began to implement a restructuring plan designed to lower its cost structure and improve the long-term competitive position of the Company. As a result of this restructuring plan, we recorded pre-tax charges of $133.0 million, consisting of $110.5 million of restructuring charges and $22.5 million of other charges. The plan originally called for the termination of approximately 3,000 employees, of which 2,662 have been terminated as of October 2, 1999. In addition, the plan originally called for the closure of 13 facilities, of which 11 have been closed as of October 2, 1999. There have been no significant changes to the original restructuring plan. However, in the third quarter, as part of our ongoing monitoring procedures and controls for detecting and explaining variances from costs included in the restructuring plan, we further analyzed the timing and certainty of the termination of certain manufacturing and engineering personnel which remained to be completed in Europe. As a result of this review, we determined that we may be required to delay or cancel such terminations due to greater resource demands for and higher than expected demand on some of the programs in Italy and Germany. Upon completion of our analysis in the fourth quarter of 1999, if we determine that such reserves, which relate primarily to employee severence costs, are no longer necessary, the reserves will be reversed through the restructuring line in operating income. The reversals, if any, are not expected to be significant.

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

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

      Operating activities generated $90 million of cash flow during the first nine months of 1999 compared to $194 million for the same period in 1998. The variance was primarily due to increased spending on customer tooling and engineering for which reimbursement is expected as well as increased use of working capital. Spending on reimbursable customer tooling and engineering increased from $55 million in 1998 to $119 million in 1999 to accommodate new programs. The use of working capital increased from a use of $49 million in 1998 to a use of $200 million in 1999. Higher levels of accounts receivable were consistent with the increased 1999 activity resulting from both new programs and acquisitions. Inventories and accounts payable were impacted by the normal seasonal build up required to prepare for new model production in the fall.

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

ACCOUNTING POLICIES

Pre-Production Costs Related to Long-Term Supply Agreements

      We incur pre-production engineering, research and development costs related to the products that we supply to our customers under long-term supply agreements. Since 1995, we have capitalized these costs when recoverable from the customer and amortized them over the term of the related supply agreement. Provisions for losses are provided at the time Lear anticipates engineering costs will exceed customer recovery. In September 1999, the Emerging Issues Task Force ("EITF") issued a consensus on EITF Issue No. 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Agreements." The consensus requires that beginning January 1, 2000 we expense all pre-production engineering, research and development costs for products under long term supply arrangements as we incur them unless reimbursement is contractually guaranteed by our customers. Our existing accounting policy does not comply with the EITF consensus. Based on our assessment of the EITF consensus and anticipated arrangements with our customers, we do not believe that this accounting change required by the EITF consensus will materially affect our future results of operations. The EITF consensus would allow us to continue amortizing pre-production engineering, research and development costs incurred and capitalized on or prior to December 31, 1999 or take a one-time charge with respect to these costs. We will continue to amortize these costs incurred prior to January 1, 2000 and be in compliance with the EITF consensus as of that date. The accounting changes resulting from EITF Issue No. 99-5 will have no impact on our cash flow from operations.

Loss Contract Accrual

       We enter into agreements with our customers to produce products at the beginning of a given vehicle's life. In certain instances, we may be committed under existing agreements to supply product to our customers at selling prices which are not sufficient to cover the direct cost to produce such product. In such situations, we record a liability for the estimated future amount of such losses. Such losses are recognized at the time that the loss is probable and reasonably estimable and are recorded at the minimum amount necessary to fulfill our obligations to our customers. Losses are determined on a separate agreement basis and are estimated based upon information available at the time of the estimate, including future production volume estimates, length of the program and selling price and production cost information. In connection with the Delphi acquisition, as of July 3, 1999 we had recorded an accrual in purchase accounting for loss contracts of $59.1 million. During the three month period ended October 2, 1999, we utilized $2.4 million of the accrual to offset current losses. In addition, we made an adjustment of $5.8 million to reduce the loss contract accrual recorded in connection with the Delphi acquisition. This adjustment was based on revisions of the information used to calculate the accrual. As of October 2, 1999, the remaining accrual balance for losses related to sales commitments was $41.7 million. The loss contract accrual was not recorded in Delphi's historical operating results. The losses included in the accrual have not been, and will not be, included in our operating results since the acquisition date. Further, our future operating results will benefit from accruing these contract losses in the Delphi purchase price allocation. In 1999, the reduction of the loss contract accrual is estimated to be $21.2 million. Set forth below is an estimate of the reduction for future years of the Delphi loss contract accrual:

(in millions)                    Fiscal 2000       Fiscal 2001       Fiscal 2002       Fiscal 2003
                                 -----------       -----------       -----------       -----------
Loss contract accrual reduction        $11.5              $6.0              $3.8              $9.8

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


(a) Exhibits.

*    27.1 Financial Data Schedule for the quarter ended October 2, 1999.


(b) Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended October 2, 1999.

--------------------
* Previously filed with the Original Filing.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




LEAR CORPORATION


Dated: December 15, 1999            By:   /s/ Donald J. Stebbins
                                         ---------------------------
                                         Donald J. Stebbins
                                         Senior Vice President and
                                         Chief Financial Officer


                                     By:  /s/ David C. Wajsgras
                                         ---------------------------
                                         David C. Wajsgras
                                         Vice President and
                                         Corporate Controller

                                LEAR CORPORATION
                                   FORM 10-Q/A
                                  EXHIBIT INDEX
                      FOR THE QUARTER ENDED OCTOBER 2, 1999

      EXHIBIT
      NUMBER
      -------

     * 27.1 Financial Data Schedule for the quarter ended October 2, 1999.






     ------------
     * Previously filed with the Original Filing.