Form 10-K405
period 1999-12-31
LEAR CORP /DE/
filed 2000-03-24
CIK 842162

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                .

Commission file number: 1-11311

LEAR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3386776 (I.R.S. Employer Identification No.)

21557 Telegraph Road, Southfield, MI (Address of principal executive offices)	48086-5008 (zip code)

(248) 447-1500
Registrant’s telephone number, including area code

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No  [   ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  [X]

      As of March 1, 2000, the aggregate market value of the registrant’s Common Stock, par value $.01 per share, held by non-affiliates of the registrant was $1,444,786,882. The closing price of the Common Stock on March 1, 2000 as reported on the New York Stock Exchange was $22.00 per share.

      As of March 1, 2000, the number of shares outstanding of the registrant’s Common Stock was 66,103,500 shares.

DOCUMENTS INCORPORATED BY REFERENCE

      Certain sections of the registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on May 11, 2000, as described in the Cross-Reference Sheet and a Table of Contents included herewith, are incorporated by reference into Part III of this Report.

CROSS REFERENCE SHEET AND TABLE OF CONTENTS
PART I
BUSINESS OF THE COMPANY
EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
LEAR CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
LEAR CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME
LEAR CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
LEAR CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
PART III
PART IV
INDEX TO EXHIBITS
SIGNATURES

CROSS REFERENCE SHEET

AND

		Page Number
		or Reference
		(1)

	PART I

ITEM 1.	Business	1

ITEM 2.	Properties	16

ITEM 3.	Legal proceedings	18

ITEM 4.	Submission of matters to a vote of security holders	18

	Executive officers of the registrant	19
	PART II

ITEM 5.	Market for the Company’s common stock and related stockholder matters	21

ITEM 6.	Selected financial data	22

ITEM 7.	Management’s discussion and analysis of financial condition and results of operations	24

ITEM 8.	Consolidated financial statements and supplementary data	32

ITEM 9.	Changes in and disagreements with accountants on accounting and financial disclosure	77
	PART III

ITEM 10.	Directors and executive officers of the Company(2)	77

ITEM 11.	Executive compensation(3)	77

ITEM 12.	Security ownership of certain beneficial owners and management(4)	77

ITEM 13.	Certain relationships and related transactions(5)	77
	PART IV

ITEM 14.	Exhibits, financial statement schedule and reports on Form 8-K	78

(1)	Certain information is incorporated by reference, as indicated below, from the registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on May 11, 2000 (the “Proxy Statement”).

(2)	A portion of the information required is incorporated by reference from the Proxy Statement sections entitled “Election of Directors” and “Management.”

(3)	Proxy Statement section entitled “Executive Compensation.”

(4)	Proxy Statement section entitled “Management — Security Ownership of Certain Beneficial Owners and Management.”

(5)	Proxy Statement section entitled “Certain Transactions.”

PART I

Item 1 — Business

      In this Report, when we use the terms the “Company,” “Lear,” “we,” “us‘ and “our,” unless otherwise indicated or the context otherwise requires, we are referring to Lear Corporation and its consolidated subsidiaries. A substantial portion of the Company’s operations are conducted through wholly-owned subsidiaries of Lear Corporation. Certain disclosures included in this Report constitute forward-looking statements that are subject to risk and uncertainty. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements.”

BUSINESS OF THE COMPANY

General

      We are one of the ten largest independent automotive suppliers in the world. We are also the leading supplier of automotive interior systems in the estimated $52 billion global automotive interior market and the third largest supplier in the estimated $20 billion global automotive electrical distribution systems market. We have grown substantially over the last five years as a result of both internal growth and acquisitions. Our sales have grown from $3.1 billion in 1994 to $12.4 billion in 1999, a compound annual growth rate of 32%. Operating income and EBITDA have grown from $170 million and $226 million in 1994 to $713 million and $1.054 billion in 1999. Our present customers include every major automotive manufacturer in the world. These customers include Ford, General Motors, DaimlerChrysler, BMW, Fiat, Honda, Peugeot, Renault, Saab, Toyota and Volkswagen.

      We have established in-house capabilities in all five principal segments of the automotive interior market: seat systems; flooring and acoustic systems; door panels; headliners; and instrument panels. We are the largest supplier in the estimated $25 billion global seat systems market. In North America, we are one of the two largest suppliers in each of the other principal automotive interior markets, with the exception of the instrument panels market in which we are the fourth largest supplier. We are also one of the leading global suppliers of automotive electrical distribution systems. As a result of these capabilities, we are able to offer our customers fully-integrated modules, as well as design, engineering and project management support for the entire automotive interior, including electronics and electrical distribution systems. We believe that our ability to offer automotive interiors with integrated electrical distribution systems provides us with a competitive advantage as automotive manufacturers continue to reduce their supplier bases and cost structures and to demand improved quality, greater product integration and enhanced technology.

      We are focused on delivering high quality automotive systems and components to our customers on a global basis. Due to the opportunity for significant cost savings and improved product quality and consistency, automotive manufacturers have increasingly required their suppliers to manufacture automotive systems and components in multiple geographic markets. In recent years, we have followed our customers and expanded our operations significantly in Western Europe, as well as in Eastern Europe, South America, South Africa and the Asia/ Pacific Rim region. As a result of our efforts to expand our worldwide operations, our sales outside the United States and Canada have grown from $.8 billion in 1994 to $4.7 billion in 1999. See Note 15, “Segment Reporting,” to our 1999 consolidated financial statements included in this Report.

Strategy

      Our principal objectives are to expand our position as the leading supplier of automotive systems in the world and to capitalize on integration opportunities resulting from our new electrical distribution system capabilities. We intend to build on our full-service capabilities, strong customer relationships and worldwide presence to increase our share of the global automotive interior market. To this end, our strategy is to capitalize on three significant trends in the automotive industry:

• the increasing emphasis on the automotive interior by automotive manufacturers as they seek to differentiate their vehicles in the marketplace;

• the increasing demand for fully-integrated modular assemblies, such as cockpits, overhead and door panel modules; and

• the consolidation and globalization of the supplier base of automotive manufacturers.

      These trends are rooted in the competitive pressures on automotive manufacturers to improve quality and reduce time to market, capital needs, labor costs, overhead and inventory. These trends have resulted in automotive manufacturers outsourcing complete automotive interior modules as well as complete automotive interiors. Recently, we have received a number of future business awards to design, engineer, manufacture, deliver and, in some cases, install complete interior modules as well as complete automotive interiors. We believe that the criteria for selection of automotive interior suppliers is not only cost, quality and responsiveness but increasingly includes worldwide presence and certain full-service capabilities, such as the capability to supply electronically-integrated modules.

      Key elements of our strategy:

• Enhance Strong Relationships with our Customers. We have developed strong relationships with our customers which allow us to identify business opportunities and anticipate our customers’ needs in the early stages of vehicle design. We believe that working closely with our customers in the early stages of designing and engineering vehicle interior systems gives us a competitive advantage in securing new business. We maintain “Customer Focused Divisions” for most of our major customers. This organizational structure consists of several dedicated groups, most of which are focused on serving the needs of an individual customer and supporting that customer’s programs and product development. Each division can provide all of the interior systems and components that customer needs, allowing that customer’s purchasing agents, engineers and designers to have a single point of contact. We work to maintain an excellent reputation with our customers for timely delivery and customer service and for providing world class quality at competitive prices. As a result of our service and performance record, many of our facilities have won awards from automotive manufacturers with which we do business.

• Capitalize on Module and Integration Opportunities. We believe that the same competitive pressures that led automotive manufacturers to outsource the individual interior components to independent suppliers, such as Lear, will cause our customers to demand delivery of fully-integrated modules for new vehicle models. As automotive manufacturers continue to seek ways to improve quality and reduce costs, we believe our customers will increasingly look to independent suppliers to:

• supply fully-integrated modules of the automotive interior; and

• act as systems integrators, by managing the design, purchase and supply of the total automotive interior.

• Leverage Electronic Capabilities. Because electrical distribution systems and electrical/electronic products are an increasingly important part of automotive interior modules, we believe that we will have a competitive advantage in securing new business, including integration opportunities, as a result of our acquisition of UT Automotive.

• Continue Global Expansion. In 1999, approximately two-thirds of global automotive interior production took place outside of North America. In recent years, automotive manufacturers in Western Europe have outsourced to a greater number of automotive suppliers than automotive manufacturers in North America. As a result, we believe that we have excellent opportunities for continued growth through supplier consolidation in Western Europe, as automotive manufacturers reduce the number of suppliers with whom they do business. Markets such as South America and the Asia/ Pacific Rim region also present long-term growth opportunities, as demand for automotive vehicles increases and automotive manufacturers expand production in these markets. As a result of our strong customer relationships and worldwide presence, we believe that we are well-positioned to continue to grow with our customers as they expand their operations worldwide.

• Invest in Product Technology and Design Capability. We intend to continue to make significant investments in technology and design capabilities to support our customers. We maintain five advanced technology centers and twenty-seven customer-focused product engineering centers where we design and develop new products and conduct extensive product testing. We also have state-of-the-art acoustics testing, instrumentation and data analysis capabilities. With the acquisition of UT Automotive, we acquired numerous engineering and design facilities in North America, Europe and Asia.

      We believe that in order to effectively develop total automotive interior systems, it is necessary to integrate the research, design, development, styling and validation of all interior subsystems concurrently. We recently expanded our advanced technology center at our world headquarters in Southfield, Michigan. As a result, we are the only automotive supplier with engineering, research, development and validation capabilities for all five interior systems at one location. Our investments in research and development are consumer driven and customer focused. We conduct extensive analysis and testing of consumer responses to automotive interior styling and innovations. Because automotive manufacturers increasingly view the vehicle interior as a major selling point to their customers, the focus of our research and development efforts is to identify new interior features that make vehicles safer, more comfortable and attractive to consumers.

• Increase Use of “Just-in-Time” Facility Network. We have established facilities that allow our customers to receive automotive interior products on a just-in-time basis. The just-in-time manufacturing process minimizes inventories and fixed costs for both us and our customers and enables us to deliver products with as little as 90 minutes notice. Most of our just-in-time manufacturing facilities are dedicated to individual customers. In many cases, by carefully managing floor space and overall efficiency, we can move the final assembly and sequencing of other automotive interior systems and components from centrally-located facilities to our existing just-in-time facilities. We believe that combining our just-in-time manufacturing techniques with our systems integration capabilities provides us with an important competitive advantage in delivering total automotive interior systems to automotive manufacturers.

• Growth Through Strategic Acquisitions. Strategic acquisitions have been an important element in our worldwide growth and in our efforts to capitalize on the globalization, integration and supplier consolidation trends. We intend to continue to review attractive acquisition opportunities that preserve our financing flexibility. We will focus on acquisitions:

•	that strengthen our relationships with our customers;

•	enhance our existing product, process and technological capabilities;

•	lower our systems costs;

•	provide us with growth opportunities in new markets; and

•	provide attractive financial returns.

Acquisitions

      To supplement our internal growth and implement our business strategy, we have made several strategic acquisitions, including the following:

UT Automotive Acquisition

      In May 1999, we acquired UT Automotive for a purchase price of approximately $2.3 billion. UT Automotive was a leading independent supplier of automotive electrical distribution systems, producing a broad portfolio of automotive interior products, including instrument panels, headliners and door panels. With the acquisition of UT Automotive, we became the third largest supplier of automotive electrical distribution systems in the estimated $20 billion global automotive electrical distribution systems market. In addition, we significantly increased our presence in the headliner and instrument panel segments of the global automotive interiors market, as a result of UT Automotive’s position in North America as the second largest headliner supplier and the fourth largest instrument panel supplier. On June 25, 1999, we sold to Johnson Electric Holdings Limited, for $310 million, the Electric Motor Systems (“EMS”) business we acquired in the UT Automotive acquisition. EMS was a supplier of industrial and automotive electric motors and starter motors for small gasoline engines. The EMS business had net sales, operating income and EBITDA of approximately $351 million, $29 million and $48 million, respectively, for the year ended December 31, 1998.

Delphi Seating Acquisition

      In September 1998, we acquired the seating business of Delphi Automotive Systems, formerly a division of General Motors Corporation. Delphi Seating was a leading supplier of seat systems to General Motors with sixteen facilities located in ten countries. The Delphi Seating acquisition strengthened our relationship with General Motors and expanded our product lines, technological capabilities and market share. The aggregate purchase price for the Delphi Seating acquisition was approximately $247 million.

Borealis Acquisition

      In December 1996, we acquired Borealis Industrier, a leading Western European supplier of instrument panels, door panels and other automotive components. The Borealis acquisition provided us with the technology and facilities to manufacture instrument panels, giving us the ability to produce complete automotive interior systems in Europe. Borealis also produced door panels, climate systems, exterior trim and various components for the Western European automotive, light truck and heavy truck industries. In addition, the Borealis acquisition increased our presence in Western Europe and strengthened our relationships with Volvo, Saab and Scania.

Masland Acquisition

      In July 1996, we acquired Masland Corporation. The Masland acquisition gave us the manufacturing capabilities to produce flooring and acoustic systems. In 1999, primarily as a result of the Masland acquisition, we held a 40% share of the estimated $1.6 billion North American flooring and acoustic systems market. Also as a result of the Masland acquisition, we became a major supplier of interior and luggage trim components and other acoustical products which are designed to minimize noise, vibration and harshness for passenger cars and light trucks.

Automotive Industries Acquisition

      In August 1995, we acquired Automotive Industries, a leading designer and manufacturer of high quality automotive interior systems and blow-molded plastic parts for automotive and light truck manufacturers. Prior to the Automotive Industries acquisition, we had participated primarily in the seat systems segment of the automotive interior market. By providing us with substantial manufacturing capabilities in the door panel and headliner segments, the Automotive Industries acquisition made us one of the largest independent direct suppliers of automotive interior systems in the North American light vehicle market.

Other Acquisitions

      Since January 1, 1994, we have completed eleven acquisitions in addition to the five described above. Most significantly, in terms of size, geographic presence and contribution to our product offerings, we acquired.

•	the Italian automotive interiors manufacturers Pianfei and Strapazzini in 1998;

•	Keiper Car Seating in 1997; and

•	the primary automotive seat systems supplier to Fiat in 1994.

Products

      Our products have evolved as a result of our many years of manufacturing experience in the automotive seat frame market, where we have been a supplier to Ford and General Motors since our inception in 1917. The seat frame has structural and safety requirements which make it the basis for overall seat design and was the logical first step in our emergence as a premier supplier of complete seat systems and seat components. Through the acquisitions discussed above, we have expanded our product offerings and can now manufacture and supply our customers with completely integrated automotive interiors, including electrical distribution systems and electronics, flooring and acoustic systems, door panels, headliners and instrument panels. We also produce a variety of blow-molded products and other automotive components. Our sales for the year ended December 31, 1999 were comprised of the following products: 60% seat systems; 28% interior trim products and components; and 12% electrical distribution systems and electronics. We believe that automotive manufacturers will continue to seek ways to improve vehicle quality and value, while reducing the costs of vehicle components. As automotive manufacturers pursue these objectives, we expect that they will increasingly look to suppliers, such as Lear, with the capability to test, design, engineer and deliver products for a complete vehicle interior. We believe that we will be able to design fully-integrated automotive interior modules to:

•	reduce the number and complexity of parts used;

•	improve quality and warranty performance;

•	reduce the installation costs of automotive manufacturers; and

•	add value at lower costs.

We also believe that automotive manufacturers will continue their move to modular integrated production by sourcing to key suppliers, such as Lear, the development and manufacture of complete automotive interior systems.

      With the acquisition of UT Automotive, we strengthened our position in certain of our existing product categories, particularly the headliner and instrument panel categories. In addition, the UT Automotive acquisition provided us with extensive capabilities in automotive electrical distribution systems and electrical/electronic products. We believe that this broadened product portfolio substantially enhances our ability to supply complete automotive interiors. Specifically, we believe that we will be able to combine UT Automotive’s electrical distribution system capabilities with our existing interior capabilities to design, develop and supply fully-integrated modular assemblies, such as fully-integrated instrument panels or “cockpits,” overhead systems and door panels.

      Our principal products fall into the following categories:

• Seat Systems. The seat system business consists of the manufacture, assembly and supply of vehicle seating requirements. Seat systems typically represent approximately 50% of the cost of the total automotive interior. We produce seat systems for automobiles and light trucks that are fully-assembled and ready to install. Seat systems are fully assembled seats, designed to achieve maximum passenger comfort by adding a wide range of manual and power features such as lumbar supports, cushion and back bolsters and leg and thigh supports.

      As a result of our product technology and product design strengths, we have been a leader in incorporating convenience features and safety improvements into seat designs as well as in developing methods to reduce our customers’ costs throughout the automotive interior. In 1998, we adopted a new methodology for developing automotive interiors, “People-Vehicle-Interface” or PVI Method™. PVI Method™ is the innovation development discipline that we use to understand what consumers really want inside their vehicles, while simultaneously developing automotive interiors that meet both federal safety standards and customer requirements. Additionally, we are producing a ventilated seat for Saab, which draws heat and moisture away from the seat with fans that are embedded in the seat cushions. We have also increased production of our new integrated restraint seat system, which improves occupant comfort and convenience. Exclusive to Lear, this patented seating concept uses a special ultra high-strength steel tower, a blow-molded seat back frame and a split-frame design to improve occupant comfort and convenience.

      Our position as a market leader in seat systems is largely attributable to seating programs on new vehicle models launched in the past ten years. We are currently working with customers in the development of a number of seat system products to be introduced by automotive manufacturers in the future.

• Electrical Distribution Systems and Electrical/ Electronic Products. The function of a basic automotive electrical distribution system is to provide the electrical interconnections necessary to convey or distribute electrical power and signals. The distribution of such power and signals is essential for activating, controlling, operating and/or monitoring electric devices and systems throughout the vehicle. Electrical distribution systems consist primarily of wire harness assemblies, terminal and connector products, fuse boxes and junction boxes. This electrical network extends to virtually every part of a vehicle, including powered comfort/convenience accessories, lighting and signaling, heating and cooling systems, powertrain, chassis, safety restraint systems, audio systems and other devices. With the acquisition of UT Automotive, we have the capability to design and supply complete electrical distribution systems on a global basis.

      The electrical/electronic products group consists of two related groups of products: automotive electrical switches and automotive electronic controls. The electrical switches group includes products for the activation and control of lighting, wiper/washers, turn signals, ignition, powered accessories including windows, door locks, seats and mirrors, heating, ventilation, air conditioning and keypad entry. The switch products include designs for both low- and high-current, using a variety of activation methods, including rotary, slide, push-pull, momentary and latching. The switch products increasingly focus on ergonomic and aesthetic considerations. The electronic controls group includes a variety of body controllers for the electronic control of many comfort and convenience features, including memory functions and timer units. With the acquisition of UT Automotive, we also acquired a significant industry presence in remote keyless entry products employing advanced encryption technology.

      Electrical and electronic content per vehicle continues to grow as the installation of powered accessories and new features such as on-board phones and navigation systems increases. In addition, many vehicle functions which had previously been hydraulically or mechanically activated are being replaced by electrical/ electronic activation. This has resulted in a higher number of circuits and switches and electromechanical and electronic controls on most vehicles. For example, the 1993 top-of-the-line Ford Explorer had 963 electrical circuits, while a comparable current model has more than 1,800. With the acquisition of UT Automotive, we believe that we are well-positioned to capitalize on this trend by integrating UT Automotive’s broad range of electrical/electronic products into our line of interior products and systems.

      The automotive electrical distribution systems and electrical/ electronic products businesses have been rapidly evolving in recent years as electronic functionality is added to traditional wiring systems. This progression has involved the integration of existing products as well as the development of new products, competencies and technologies. We believe that the increase in the content and complexity of electrical and electronic components requires a broader, overall design perspective. This shift in design philosophy is described as “moving from the wire itself to the wire ends,” reflecting a view that design should include both the wiring systems and the electromechanical and electronic devices to which they are connected. We believe that the migration from electrical distribution systems to electrical and electronic distribution systems will both facilitate the integration of wiring, electronics and switching/ control products within the overall electrical architecture of a vehicle and generate significant design benefits for our customers. For example, we expect this integrated approach to help designers optimize the number of circuits and electronic control modules/ microprocessors and to help program managers validate the performance of all of the individual components in a vehicle’s electronic systems.

      The migration from electrical distribution systems to electrical and electronic distribution systems can be seen in a number of new and next generation products. For example, our smart junction box combines traditional junction box function with electronic capabilities. Unlike earlier junction boxes which provided the mechanical interconnection of electrical wire harnesses, smart junction boxes can incorporate electronic control functions traditionally located elsewhere in the vehicle. We are also positioned to participate in the development of advanced vehicle operating systems. Advanced vehicle operating systems will combine technologies ranging from computer-based communication to entertainment and traffic management.

• Flooring and Acoustic Systems. Flooring systems consist both of carpet and vinyl products, molded to fit precisely the front and rear passenger compartments of cars and trucks, and accessory mats. While carpet floors are used predominately in passenger cars and trucks, vinyl floors, because of their better wear and maintenance characteristics, are used in commercial and fleet vehicles. We are one of the largest independent suppliers of vinyl automotive flooring systems in North America and one of the few suppliers of both carpet and vinyl automotive flooring systems. With the Masland acquisition, we acquired Maslite™, a material that is 40% lighter than vinyl, which has replaced vinyl accessory mats on selected applications.

      The automotive flooring system is a multi-purpose system. Performance is based on the correct selection of materials to achieve an attractive, quiet and durable interior compartment. Automotive carpet requirements are more stringent than home and office carpet requirements. For example, automotive carpet must provide increased resistance to fading and wear, despite being lighter in weight than home and office carpet. Our significant experience in automotive flooring has enabled us to meet these specialized needs. Automotive flooring systems generally consist of tufted carpet with a thermoplastic backcoating which, when heated, allows the carpet to be fitted precisely to the interior of the vehicle. Additional insulation materials are added to provide resistance to noise, vibration and harshness. Automotive flooring systems are complex and are based on sophisticated designs, which use specialized materials to achieve the desired visual, acoustic and heat management requirements of the automotive interior.

      Our primary acoustic product, after automotive flooring systems, is the dash insulator. The dash insulator separates the passenger compartment from the engine compartment and is the primary component preventing engine noise and heat from entering the passenger compartment. Our ability to produce both the dash insulator and the automotive flooring system enables us to accelerate the design process and supply an integrated system. We believe that automotive manufacturers, recognizing the cost and quality advantages of producing the dash insulator and the automotive flooring system as an integrated system, will increasingly seek suppliers to coordinate the design, development and manufacture of the entire automotive flooring and acoustic system.

• Door Panels. Door panels consist of several component parts that are attached to a base molded substrate by various methods. Specific components include vinyl or cloth-covered appliqués, armrests, radio speaker grilles, map pocket compartments, carpet and sound-reducing insulation. In addition, door panels often incorporate automotive electrical distribution systems and electrical/ electronic products, including switches and wire harnesses for the control of power seats, windows, mirrors and door locks. Upon assembly, each component must fit precisely and must match the color of the base substrate. In 1997, we introduced the One-Step™ door and One-Step™liftgate, which consolidate all internal mechanisms, including glass, window regulators and latches, providing customers with a fully-assembled, higher-quality product at a lower price. The One-Step™ door and One-Step™ liftgate can be shipped to automotive manufacturers fully assembled, tested and ready to install. To date, we have been asked to supply the One-Step™ liftgate on a future model, and we believe that both the One-Step™ door and One-Step™ liftgate offer us significant opportunities to capture a major share of the estimated $9 billion modular door market.

• Instrument Panels. The instrument panel is a complex system of coverings, foams, plastics and metals designed to house various components and act as a safety device for the vehicle occupants. Specific components of the instrument panel include the gage cluster, the heating, venting and air conditioning module, air distribution ducts, air vents, cross car structure, glove compartment assembly, electrical/ electronic components, wire harness, radio system and driver and passenger safety systems. As the primary occupant focal point of the vehicle interior, the instrument panel is designed to be aesthetically pleasing, while also housing various components.

      Over the past several years, the automotive industry has seen a rapid increase in the complexity of instrument panels. We believe automotive manufacturers will begin to require suppliers to produce integrated instrument panels that combine electrical/ electronic products with other traditional instrument panel components. This movement will provide suppliers with the opportunity to capitalize on the ability of instrument panels to incorporate more higher-margin, value-added components, such as telecommunications and navigational equipment. In addition to being responsible for the overall design, integration and assembly of the cockpit system, we will be able to supply the basic instrument panel, the structural cross vehicle beam, numerous molded parts and a variety of electrical/ electronic components. We believe that our strength in designing and manufacturing automotive electrical distribution systems and electrical/ electronic products will enhance our position as a leading supplier of instrument panels and better position us as automotive manufacturers continue to demand more complex integrated systems.

      Another trend in the instrument panel segment concerns safety issues in air bag technologies. Through our research and development efforts, we intend to introduce cost effective, integrated, seamless airbag covers which increase occupant safety. Future trends in the instrument panel segment will continue to focus on safety with the introduction of innovations such as knee restraints and energy-absorbing substructures.

• Headliners. Headliners consist of a substrate as well as a finished interior layer made of a variety of fabrics and materials. While headliners are an important contributor to interior aesthetics, they also provide insulation from road noise and can serve as carriers for a variety of other components, such as visors, overhead consoles, grab handles, coat hooks, electrical wiring, speakers, lighting and other electrical/ electronic products. As electrical/ electronic content available in vehicles has increased, headliners have emerged as an important carrier of technology, since electronic features ranging from garage door openers to lighting systems are often optimally situated in the headliner system. The UT Automotive acquisition provided us with the technical capabilities and electrical/ electronic products to take advantage of the significant integration opportunities that exist in the headliner market.

      The headliner market is highly fragmented, with no dominant independent supplier. As automotive manufacturers continue to seek ways to improve vehicle quality and simultaneously reduce costs, we believe that headliners will increasingly be outsourced to suppliers, such as Lear, with extensive technological and systems integration capabilities. In addition, as with door panels and instrument panels, the ability of headliners to incorporate more components, provides us with the opportunity to increase the number of high margin, value-added products we supply to automotive manufacturers.

• Component Products. In addition to the interior systems and other products described above, we are able to supply a variety of interior trim, blow-molded plastic parts and other automotive components.

      We produce seat covers for integration into our own seat systems and for delivery to external customers. Our major external customers for seat covers are other independent seat system suppliers as well as automotive manufacturers. The expansion of our seat cover business has provided us with better control over the costs and quality of one of the critical components of a seat system. Typically, seat covers comprise approximately 30% of the aggregate cost of a seat system.

      We produce steel, aluminum, magnesium and composite seat frames for passenger cars and light trucks. The manufacture of seat frames must meet strict customer and government-specified safety standards. Our seat frames are either delivered to our own plants, where they are used in the manufacture of complete seat systems that are sold to automotive manufacturers, or delivered to other independent seat system suppliers where they are used in the manufacture of complete seat systems.

      We also produce a variety of interior trim products, such as pillars, cowl panels, scuff plates, trunk liners, quarter panels and spare tire covers, as well as blow-molded plastic products, such as fluid reservoirs, vapor canisters and duct systems.

Manufacturing

      Most of our manufacturing facilities use just-in-time manufacturing techniques. Most of our seating-related products and many of our other interior products are delivered to the automotive manufacturers on a just-in-time basis. The just-in-time concept, first broadly used by Japanese automotive manufacturers, is the cornerstone of our manufacturing and supply strategy. This strategy involves many of the principles of the

Japanese system but was adapted for compatibility with the increased volume requirements and geographic distances of the North American market. We first developed just-in-time operations in the early 1980’s at our seat frame manufacturing plants in Morristown, Tennessee and Kitchener, Ontario, Canada. These plants had previously operated under traditional manufacturing practices, resulting in relatively low inventory turnover rates, significant scrap and rework, a high level of indirect labor costs and long production set-up times. As a result of just-in-time manufacturing techniques, we have been able to consolidate plants, increase capacity and significantly increase inventory turnover, quality and productivity.

      The just-in-time principles were later applied to our growing seat system business and have now evolved into sequential parts delivery principles. Our seating plants are typically no more than 30 minutes or 20 miles from our customers’ assembly plants and are able to manufacture seats for delivery to the customers’ facilities in as little as 90 minutes. Orders for our seats are received on a weekly basis, pursuant to blanket purchase orders for annual requirements. These orders detail the customers’ needs for the following week. Additionally, personnel at our locations and personnel at the customers’ plants keep production current with the customers’ needs via constant electronic communications.

      As we have expanded our product line to include total automotive interiors, we have also expanded our just-in-time facility network. Our strategy is to leverage our just-in-time seat system facilities by moving the final assembly and sequencing of other interior components from our centrally-located facilities to our just-in-time facilities.

      A description of the manufacturing processes for each of our product categories is set forth below.

• Seat Systems. Seat assembly techniques fall into two major categories: traditional assembly methods, in which fabric is affixed to the frame using Velcro, wire or other material; and more advanced bonding processes. The principal bonding technique involves our patented SureBond™ and DryBond™ processes, in which fabric is affixed to the underlying foam padding using adhesives. The SureBond™ and DryBond™ processes have several major advantages when compared to traditional methods, including design flexibility, increased quality, lower cost and improved acoustical performance. The SureBond™ and DryBond™ processes, unlike alternative bonding processes, result in a more comfortable seat in which air circulates freely. Moreover, the SureBond™ and DryBond™ processes are reversible, so that improperly installed seat covers can be removed and properly installed with minimal materials cost. In addition, the SureBond™ and DryBond™ processes are not capital intensive when compared to competing bonding technologies. Approximately one-fourth of our seats are manufactured using the SureBond™ and DryBond™ processes.

      Each seat component’s requirement is monitored on a daily basis. This allows the plant to minimize production space but also requires precise forecasts of the day’s output. Seats are assembled in modules, then tested and packaged for shipment. We operate a specially-designed trailer fleet that accommodates the off-loading of vehicle seats at the customers’ assembly plants.

      We obtain steel, aluminum and foam chemicals used in our seat systems from several producers under various supply arrangements. These materials are readily available. Leather, fabric and certain purchased components are generally purchased from various suppliers under contractual arrangements usually lasting no longer than one year. Some of the purchased components are obtained from our own customers.

• Electrical Distribution Systems and Electrical/ Electronic Products. Electrical distribution systems are networks of wiring and associated control devices that route electrical power and signals throughout the vehicle. Wire harness assemblies consist of raw, coiled wire that is automatically cut to length and terminated. Individual circuits are then assembled together on a jig or table, inserted into connectors and wrapped or taped to form the harness assemblies.

      Cell-based manufacturing techniques are extensively applied to manufacture products on a just-in-time basis. Materials are purchased, with the exception of a portion of the connectors that are produced in-house. The assembly process is labor intensive, and therefore, production is performed in low labor rate sites in Mexico, the Philippines, Europe and North Africa.

      Some of the principle components attached to the wire harnesses that are manufactured by Lear include junction boxes, electronic control modules and switches. Junction boxes are manufactured in Europe and North America with a proprietary, capital intensive assembly process that utilizes specially-produced, printed circuit boards, purchased from selected suppliers. Electronic modules are assembled using high-speed surface mount placement equipment in Europe and North America. Custom-designed switches are assembled from electrical, mechanical and decorated plastic parts purchased in the United States, Mexico and Europe, using a combination of manual and automated assembly and test methods.

      Management believes that technology trends will result in electronics and other products being combined to create multiplexed electrical distribution systems, smart junction boxes, mechatronic switches and integrated interior modules. Lear is well-positioned to take advantage of these trends.

• Flooring and Acoustics Systems. Small “focused” facilities are dedicated to specific groups of customers and are strategically located near their production facilities. This proximity improves our responsiveness to our customers and the speed of product delivery, performed on a just-in-time basis, to our customers’ assembly lines. Our manufacturing operations are complemented by our research and development efforts, which have led to the development of a number of proprietary products, such as our EcoPlus™ recycling process, Maslite™, a lightweight proprietary material used in the production of accessory mats and as a vinyl floor alternative, and Coreweb™, a unique construction resulting in a lighter-weight and acoustically-optimized system.

• Door Panels/Headliners. We use numerous molding, bonding, trimming and finishing manufacturing processes in our door panel and headliner production. The wide variety of manufacturing processes helps us to continue to satisfy a broad range of customers’ cost and functionality specifications. Our experience in producing automotive interior products for such a vast array of applications enhances our ability to provide total automotive interior solutions. To further support these efforts, we are beginning to employ many of the same just-in-time principles used at our seating facilities.

      The core technologies used in our interior trim systems include injection molding, low-pressure injection molding, rotational molding and urethane foaming. In addition, we employ compression molding of Wood-Stock™, a process which combines polypropylene and wood flour, glass-reinforced urethane and a proprietary headliner process. One element of our strategy is to focus on more complex, value-added integrated systems. We deliver these integrated systems at attractive prices to our customers, providing certain services, such as design, engineering and sub-assembly, with a continuing focus on cost efficiencies. The principal purchased components used in our interior trim systems are polyethylene and polypropylene resins, which are generally purchased under long-term agreements and are available from multiple suppliers. We are continuing to develop recycling methods, in light of future environmental requirements, to maintain our competitive position in this segment.

      The combined pressures of cost reduction and fuel economy have caused automotive manufacturers to concentrate their efforts on developing and employing lower cost, lighter materials. As a result, plastic content in cars and light trucks has grown significantly. Increasingly, automotive content requires large plastic injection-molded assemblies for both the interior and exterior. Plastics are now commonly used in such nonstructural components as interior and exterior trim, door panels, instrument panels, grilles, bumpers, duct systems, taillights and fluid reservoirs. For interior trim applications, substitution of plastics for other materials is largely complete, and little growth through substitution is expected. However, further advances in injection molding technologies are improving the performance and appearance of parts molded in reinforced thermoplastics.

• Instrument Panels. Our in-house process capabilities for producing instrument panels include injection molding, vacuum forming and various finishing methods. Our foil and foam capabilities, in which molded vinyl is bonded to a plastic substrate using an expandable foam, are used throughout the world. The wide variety of manufacturing processes helps us to continue to satisfy a broad range of customers’ cost and functionality specifications. We are continuing to develop recycling methods, in light of future environmental requirements, to reduce costs and increase our presence in this segment.

Customers

      We serve the worldwide automotive and light truck market, which produces over 50 million vehicles annually. Our automotive manufacturer customers currently include:

• Ford	• General Motors	• DaimlerChrysler	• Fiat
• Volkswagen	• BMW	• Volvo	• Saab
• Toyota	• Honda	• Mitsubishi	• Mazda
• Subaru	• Nissan	• Isuzu	• Peugeot
• Porsche	• Renault	• Gaz	• Mahindra & Mahindra
• Suzuki	• Hyundai	• Daewoo	• Jaguar

      During the year ended December 31, 1999, Ford and General Motors, the two largest automotive and light truck manufacturers in the world, accounted for approximately 27% and 29%, respectively, of our net sales. For additional information regarding customers and foreign and domestic sales and operations, see Note 15, “Segment Reporting,” to our 1999 consolidated financial statements included in this Report.

      In the past ten years, in the course of retooling and reconfiguring plants for new models and model changeovers, certain automotive manufacturers have eliminated the production of seat systems and other automotive interior systems and components from certain of their facilities, thereby committing themselves to purchasing these items from outside suppliers. During this period, we became a supplier of these products for a significant number of new models, many on a just-in-time basis.

      The purchase of seat systems and other automotive interior systems and components from full-service independent suppliers such as Lear has allowed our customers to realize a competitive advantage as a result of:

• a reduction in net overhead expenses and capital investment due to the availability of significant floor space for the expansion of other manufacturing operations;

• the elimination of working capital and personnel costs associated with the production of automotive interior systems by the automotive manufacturers;

• a reduction in labor costs since suppliers such as Lear generally have lower direct labor and benefit rates; and

• a reduction in transaction costs through the utilization of a limited number of sophisticated automotive system suppliers instead of numerous individual automotive component suppliers.

In addition, we offer improved quality and cost efficiencies to our customers through continuous Lear-initiated design improvements.

      In order to reduce our reliance on any one model, we produce automotive interior systems and components for a broad cross-section of both new and more established models. Our sales for the year ended December 31, 1999 were comprised of the following vehicle categories: 39% light truck; 26% mid-size; 18% luxury/sport; 14% compact; and 3% full-size.

      Because of the economic benefits inherent in outsourcing to suppliers such as Lear and the costs associated with reversing a decision to purchase seat systems and other automotive interior systems and components from an outside supplier, we believe that automotive manufacturers’ commitment to purchasing seat systems and other automotive interior systems and components from outside suppliers, particularly on a just-in-time basis, will increase. However, under the labor contracts currently in effect in the United States and Canada for General Motors, Ford and DaimlerChrysler, in order for the automotive manufacturer to outsource components that it currently produces, the automotive manufacturer must first notify the United Auto Workers (“UAW”) or the Canadian Auto Workers (“CAW”) of such intention. If the UAW or the CAW objects to the proposed outsourcing, an agreement will have to be reached between the UAW or the

CAW and the automotive manufacturer. Factors that will normally be taken into account by the UAW, the CAW and the automotive manufacturer include:

• whether the proposed new supplier is technologically more advanced than the automotive manufacturer;

• whether the new supplier is unionized;

• whether cost benefits exist; and

• whether the automotive manufacturer will be able to reassign union members whose jobs are being displaced to other jobs within the same factories.

As part of our agreement with General Motors, we operate our Rochester Hills, Michigan and Wentzville, Missouri facilities with General Motors’ employees and reimburse General Motors for the wages of such employees on the basis of our employee wage structure. We enter into these arrangements to enhance our relationship with our customers. As of January 1, 1998, the General Motors’ employees working at our Lordstown, Ohio facility under this agreement became Lear employees.

      General Motors and DaimlerChrysler have experienced work stoppages over the past few years related to the outsourcing of automotive components. These work stoppages halted the production of certain vehicle models and adversely affected our operations.

      The contracts with our major customers generally provide for an annual productivity price reduction, as well as, in some instances, the recovery of increases in material and labor costs. Historically, cost reductions through design changes, increased productivity and similar programs with our suppliers have generally offset changes in selling prices, although no assurances can be given that we will be able to achieve such cost reductions in the future.

Marketing and Sales

      We market our products by maintaining strong customer relationships, developed through:

• extensive technical and product development capabilities;

• reliable delivery of high quality products;

• strong customer service;

• innovative new products; and

• a competitive cost structure.

Close personal communications with the automotive manufacturers is an integral part of our marketing strategy. Recognizing this, we are organized into independent divisions, each with the ability to focus on its customer and programs and each having complete responsibility for the product, from design to installation. By moving the decision-making process closer to the customer and by instilling a philosophy of “cooperative autonomy,” we are more responsive to and have further strengthened our relationships with our customers. Automotive manufacturers have generally continued to reduce the number of their suppliers, as part of a strategy to purchase the automotive interior systems rather than the individual automotive components. This process favors suppliers such as Lear with established ties to the automotive manufacturers and the demonstrated ability to adapt to the new competitive environment in the automotive industry.

      Our sales are originated almost entirely by our sales staff. This marketing effort is augmented by design and manufacturing engineers who work closely with the automotive manufacturers from the preliminary design to the manufacture and the supply of the automotive interior systems or components. Automotive manufacturers have increasingly looked to suppliers such as Lear to assume responsibility for introducing product innovation, shortening the development cycle of new models, decreasing tooling investment and labor costs, reducing the number of costly design changes in the early phases of production and improving automotive interior comfort and functionality. Once we are engaged to develop the design for the automotive interior system or component of a specific vehicle model, we are also generally engaged to supply these items when the vehicle goes into production. We have devoted substantial resources toward improving our technical capabilities and developing advanced technology centers in the United States and in Europe. We have also developed full-scope engineering capabilities, including all aspects of safety and functional testing, acoustics testing and comfort assessment. In addition, we have established numerous product engineering sites in close proximity to our automotive manufacturer customers to support our customer relationships as well as design activity. Finally, we have implemented a program of dedicated teams consisting of seat system and interior trim personnel who are able to meet all of a customer’s interior needs. These teams provide a single interface for our customers and help avoid duplication of sales and engineering efforts.

Technology

      Advanced technology development is conducted at our advanced technology center in Southfield, Michigan and at twenty-seven worldwide product engineering centers. At these centers, we engineer our products to comply with applicable safety standards, meet quality and durability standards, respond to environmental conditions and conform to customer requirements. We also have state-of-the-art acoustics testing and instrumentation and data analysis capabilities.

      We believe that in order to effectively develop total automotive interior systems, it is necessary to integrate the engineering, research, design, development and validation of all interior subsystems. Accordingly, we expanded our advanced technology center at our world headquarters in Southfield, Michigan. Completed in 1999, this center gives us the distinction of being the only global automotive supplier with engineering, research, design, development and validation capabilities for all five automotive interior systems at one location.

      We have dedicated, and will continue to dedicate, resources to research and development in order to maintain our position as a leading developer of technology in the automotive interior industry. Research and development costs incurred in connection with the development of new products and manufacturing methods, to the extent not recoverable from the customer, are charged to selling, general and administrative expenses as incurred. Such costs amounted to approximately $181.2 million, $116.6 million and $90.4 million for the years ended December 31, 1999, 1998 and 1997, respectively.

      We have developed a number of designs for innovative interior features which we have patented, including advances in interior modularity. Examples include the TransG™ headliner system, the OASys™ overhead audio system, the Revolution Seating™ system and the One-Step™ door and One-Step™ liftgate modules. In addition, we incorporate many convenience, comfort and safety features into our interior designs, including advanced storage systems, overhead integrated modules, seat integrated restraint systems (3-point and 4-point belt systems integrated into seats), side impact air bags and child restraint seats. We continually invest in our computer-aided-engineering and computer-aided-design/ computer-aided-manufacturing systems. Recent enhancements to these systems include customer telecommunications and direct exchange of engineering data with other worldwide divisions via the establishment of our Virtual Technology Division (VTD) web site.

      We have created brand identities which highlight products for our customers. The Pro-tec brand identifies products optimized for interior safety; the Sono-tec brand identifies products optimized for interior acoustics; and the Enviro-tec brand identifies environmentally friendly products.

      We have virtually all technologies and manufacturing processes available for interior trim and under-the-hood applications. These processes include, among other things, high and low pressure injection molding, vacuum forming, blow molding, soft foam molding, heat staking, water jet cutting, vibration welding, ultrasonic welding and robotic painting. In 1998, two new processes were developed, hydra-molding and twin-shell molding. Both of these processes achieve the goals of reduced capital and cycle time. This wide range of capabilities allows us to assist our customers in selecting the technologies that are the most cost effective for each application. Combined with our design and engineering capabilities and our state-of-the-art technology and engineering centers, we provide comprehensive support to our automotive manufacturer customers from product development to production.

      We own one of the few proprietary-design acoustical testing chambers with four-wheel dynamometers capable of precision acoustics testing of front, rear and four-wheel drive vehicles. Together with our custom-designed reverberation room, computer-controlled data acquisition and analysis capabilities provide precisely controlled laboratory testing conditions for sophisticated interior and exterior noise, vibration and harshness testing of parts, materials and systems, including powertrain, exhaust and suspension components.

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

Joint Ventures and Minority Interests

      We pursue attractive joint ventures in order to assist our entry into new markets, facilitate the exchange of technical information, expand our product offerings and broaden our customer base. We currently have thirty-seven joint ventures located in seventeen countries. Twenty of these joint ventures are consolidated, and seventeen are accounted for using the equity method of accounting. In 1999, we acquired interests in joint ventures in the United States, China and India in conjunction with our acquisition of UT Automotive. We also recently announced an agreement with Motorola to form a joint venture to design integrated automotive interior systems for Ford. This is an opportunity for us to leverage the strengths and resources of both companies to create an expanded portfolio of products and technologies which we believe will enhance our leadership position in automotive interior system integration.

Competition

      We are the leading supplier of automotive interior products with manufacturing capabilities in all five automotive interior product groups: seat systems; flooring and acoustic systems; door panels; headliners; and instrument panels. Within each segment, we compete with a variety of independent suppliers and automotive manufacturer in-house operations, primarily on the basis of cost, product quality and service. Set forth below is a summary of our primary independent competitors.

• Seat Systems. We are one of two primary independent suppliers in the outsourced North American seat systems market. Our main independent competitor in North America is Johnson Controls. Our major independent competitors in Western Europe are Johnson Controls and Faurecia (headquartered in France).

• Electrical Distribution Systems and Electrical/ Electronic Products. With the acquisition of UT Automotive, we became one of the leading independent suppliers of automotive electrical distribution systems in North America and Europe. Our major competitors in the electrical distribution systems market include Delphi, Yazaki and Sumitomo. The automotive electrical/electronic products industry remains highly fragmented. Other participants in the automotive electrical/electronics products industry include Eaton, Tokai Rika, Kostal, Methode, Pollack, Cherry, Niles, Omron and others.

• Flooring and Acoustic Systems. We are one of the three primary independent suppliers in the outsourced North American flooring and acoustic systems market. Our primary independent competitors in North America are Collins & Aikman and the Magee Carpet Company. Our major independent competitors in Western Europe include Sommer Allibert Industries, Emfisint Automotive SA, Radici, Treves ETS and Rieter Automotive.

• Other Interior Systems and Components. Our major independent competitors in the door panel, instrument panel and headliner segments include Johnson Controls, Magna International, Textron, Delphi, Sommer Allibert Industries and a large number of smaller operations. Visteon is also a major competitor in this segment.

Seasonality

      Our principal operations are directly related to the automotive industry. Consequently, we may experience seasonal fluctuation to the extent automotive vehicle production slows, such as in the summer months when plants close for model year changeovers and vacation. Historically, our sales and operating profit have been the strongest in the second and fourth calendar quarters. See Note 17, “Quarterly Financial Data,” to our 1999 consolidated financial statements included in this Report.

      Our cost structure is comprised of a high percentage of variable costs. We believe that this structure provides us with additional flexibility during economic cycles.

Employees

      As of December 31, 1999, Lear employed approximately 37,000 people in the United States and Canada, 37,000 in Mexico, 35,000 in Europe and 12,000 in other regions of the world. A substantial number of our employees are members of unions. We have collective bargaining agreements with several unions including: the UAW; the CAW; UNITE; the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America; and the International Association of Machinists and Aerospace Workers. Virtually all of our unionized facilities in the United States and Canada have a separate contract with the union which represents the workers employed there, with each such contract having an expiration date independent of our other labor contracts. The majority of our European and Mexican employees are members of industrial trade union organizations and confederations within their respective countries. Many of these organizations and confederations operate under national contracts, which are not specific to any one employer. We have occasionally experienced labor disputes at our plants, none of which have significantly disrupted production or have had a material adverse effect on our operations. We have been able to resolve all such labor disputes and believe relations with our employees are generally good. In addition, as part of our long-term agreements with General Motors, we currently operate two facilities with an aggregate of approximately 600 General Motors’ employees and reimburse General Motors for the wages of such employees on the basis of our wage structure. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements.”

Item 2 — Properties

      As of December 31, 1999, our operations were conducted through 330 facilities, some of which are used for multiple purposes, including 234 manufacturing facilities, 27 product engineering centers and 5 advanced technology centers, in 33 countries. The remaining facilities are primarily warehouses. Our world headquarters is located in Southfield, Michigan. Our facilities range in size from 1,500 square feet to 1,000,000 square feet.

      No facility is materially underutilized. Of the 330 facilities, which include facilities owned by our less than majority-owned affiliates, 166 are owned and 164 are leased with expiration dates ranging from 2000 through 2017. We believe substantially all of our property and equipment is in good condition and that we have sufficient capacity to meet our current and expected manufacturing and distribution needs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Condition — Cash Flow.”

      The following table presents the locations of our facilities:

Argentina
Berazategui
Buenos Aires
Cordoba
Dragui
Ferreira
Pacheco
Australia
Adelaide
Brooklyn
Austria
Koflach
Belgium
Houthalen
Brazil
Betim
Cacapava
Campo Largo
Diadema
Gravatai
Juiz de Flora
Port Alegre
Canada
Ajax
Kitchener
Maple
Mississauga
Oakville
St. Thomas
Whitby
Windsor
Woodstock
China
Nanchang
Shanghai
Wanchai
Wuhan
Czech Republic
Prestice
England
Alfredon
Basildon
Bicester
Coventry
Dunton
Middlemarch
Nottingham
Shepperton
Tamworth
Tipton
France
Garches
Guipry
Meaux
Offranville
Germany
Besigheim
Boblingen
Bremen-Mahndorf
Ebersberg
Eisenach
Enseldorf
Gustavsburg
Ingolstadt
Koln
Kronach
Munich
Plattling
Quakenbruck
Rietberg
Russelsheim
Saarlouis
Sulzbach
Wackersdorf
Wolfsburg
Honduras
Choloma Cortez
Hungary
Godollo
Gyonygos
Gyor
Mor
India
Chenai
Dehli
Gujarat
Mumbai
Nashik
Indonesia
Jakarta
Ireland
Naas
Italy
Caivano
Cassino
Cuneo
Desio
Dronero
Grugliasco
Ipa
Melfi
Orbassano
Pesaro
Pozzilli
Pozzo D’Adda
Protos
Strapazzini
Termini Imerese
Villastellone
Japan
Hiroshima
Nagoya Aichi
Tokyo
Mexico
Chihuahua
Cuautitlan
Fuentes
Hermosillo
Ipasa
Juarez
La Cuesta
Naucalpan
Puebla
Ramos Arizpe
Rio Bravo
Saltillo
San Lorenzo
Santa Catarina
Tlahuac
Toluca
Philippines
Cebu
Poland
Gliwice
Mielec
Myslowice
Plock
Swidnicka
Tychy
Portugal
Povoa de Lanhoso
Setubal
Valongo
Russia
Gaz
Scotland
Washington
Singapore
Singapore
South Africa
Borg-Cedria
Brits
East London
Port Elizabeth
Spain
Avila
Cervera
Coslada
Epila
Pamplona
Roquetes
Valls
Vigo
Sweden
Arendal
Fargelanda
Gnosjo
Goteborg
Ljungby
Tanumshede
Tidaholm
Torslanda
Trollhattan
Thailand
Bangkok
Khorat
Rayong
Tunisia
Tunisie
Turkey
Bursa
United States
Allen Park, MI
Alma, MI
Andrews, IN
Arlington, TX
Atlanta, GA
Auburn Hills, MI
Bay City, MI
Berne, IN
Bourbon, IN
Bowling Green, OH
Bridgeton, MO
Byron Center, MI
Carlisle, PA
Coldwater, MI
Columbus, OH
Covington, VA
Culver, IN
Dayton, IN
Dearborn, MI

United States — Continued
Detroit, MI
Duncan, SC
El Paso, TX
Elsie, MI
Edinburgh, IN
Fenton, MI
Flint, MI
Frankfort, IN
Fremont, OH
Grand Rapids, MI
Greencastle, IN
Greensboro, NC
Hammond, IN
Holland, MI
Huron, OH
Huntington, IN
Iowa City, IA
Janesville, WI
Kansas City, MO
Lansing, MI
Lebanon, OH
Lebanon, VA
Lewistown, PA
Liberty, MO
Livonia, MI
Lexington, KY
Lordstown, OH
Louisville, KY
Luray, VA
Madisonville, KY
Manteca, CA
Marlette, MI
Marshall, MI
Melvindale, MI
Mendon, MI
Midland, TX
Morristown, TN
New Castle, DE
Newark, DE
Niles, MI
N. Manchester, IN
Perrysburg, OH
Peru, IN
Plainwell, MI
Plymouth, MI
Pontiac, MI
Port Huron, MI
Riverside, IA
Rochester Hills, MI
Romulus, MI
Roscommon, MI
Sheboygan, WI
Sidney, OH
Southfield, MI
St. Louis, MO
Strasburg, VA
Tampa, FL
Taylor, MI
Toledo, OH
Traverse City, MI
Union City
Walker, MI
Warren, MI
Warren, OH
Wauseon, OH
Wentzville, MO
Winchester, VA
Zanesville, OH
Venezuela
Valencia

Item 3 — Legal Proceedings

      We are involved in certain legal actions and claims arising in the ordinary course of business. We do not believe that any of the litigation in which we are currently engaged, either individually or in the aggregate, will have a material adverse effect on our business, consolidated financial position or future results of operations.

      We are subject to local, state, federal and foreign laws, regulations and ordinances, which govern activities or operations that may have adverse environmental effects and which impose liability for the costs of cleaning up certain damages resulting from past spills, disposal or other releases of hazardous wastes and environmental compliance. Our policy is to comply with all applicable environmental laws and to maintain procedures to ensure compliance. However, we have been, and in the future may become, the subject of formal or informal enforcement actions or procedures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental Matters.”

      We have been named as a potentially responsible party or are voluntarily engaged in the cleanup of hazardous wastes at certain sites owned, leased or operated by us, including certain properties acquired in the UT Automotive acquisition. Certain present and former properties of UT Automotive are subject to environmental liabilities which may be significant. We obtained certain agreements and indemnities with respect to possible environmental liabilities from United Technologies Corporation in connection with our acquisition of UT Automotive. While we do not believe that the environmental liabilities associated with our properties will have a material adverse effect on our business, consolidated financial position or results of future operations, no assurances can be given in this regard.

Item 4 — Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

      Pursuant to General Instruction of G(3) of Form 10-K, the following information is included as an unnumbered Item in Part I of the Report in lieu of being included in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 11, 2000.

      The following table sets forth the names, ages and positions of our executive officers. Each executive officer is elected annually by our Board and serves at the pleasure of our Board and our Chief Executive Officer.

Name	Age	Position

Randall J. Carron	44	Senior Vice President and President — International Operations

Douglas G. DelGrosso	38	Senior Vice President and President — North American and South American Operations

Charles E. Fisher	46	Vice President and President — Ford Division

Roger A. Jackson	53	Senior Vice President — Human Resources

Joseph F. McCarthy	56	Vice President, Secretary and General Counsel

Robert E. Rossiter	54	President and Chief Operating Officer and Director

Louis R. Salvatore	44	Vice President and President — DaimlerChrysler Division

Donald J. Stebbins	42	Senior Vice President and Chief Financial Officer

James H. Vandenberghe	50	Vice Chairman of the Board

Kenneth L. Way	60	Chairman of the Board and Chief Executive Officer

Paul J. Zimmer	41	Vice President and President — GM Division

      Set forth below is a description of the business experience of each of our executive officers.

Randall J. Carron:	Mr. Carron is our Senior Vice President and President — International Operations, a position he has held since May 1999. Previously, he was our Vice President and President — APO and ISG Operations (Europe) since December 1998, our President — Far Eastern Operations since May 1997, our Vice President Operations — GM Division since April 1997 and our Vice President Sales — GM Division since November 1995. Mr. Carron served as our Director of Sales — GM Business Unit from February 1994 to November 1995 and as our Sales Manager — GM Business Unit from April 1993 to February 1994.

Douglas G. DelGrosso:	Mr. DelGrosso is our Senior Vice President and President — North American and South American Operations, a position he has held since May 1999. Previously, he was our Senior Vice President — Interior Systems Group and Seat Trim Division since January 1999, our Vice President and President — GM Division since May 1997 and our Vice President and President — Chrysler Division since December 1995. Mr. DelGrosso served as Vice President Operations — GM Business Unit from April 1995 to December 1995 and as Director Engineering — GM Business Unit from February 1994 to April 1995.

Charles E. Fisher:	Mr. Fisher is our Vice President and President — Ford Division, a position he has held since January 1999. Previously, he was our Vice President and President — Chrysler Division since May 1997. Mr. Fisher served as Vice President — Marketing and Sales from October 1996 to

May 1997 and as Vice President — Purchasing from May 1989 to September 1996.

Roger A. Jackson:	Mr. Jackson is our Senior Vice President — Human Resources, a position he has held since October 1995. Previously, he served as Vice President — Human Resources for Allen Bradley, a wholly-owned subsidiary of Rockwell International, since 1991. Mr. Jackson was employed by Rockwell International or one of its subsidiaries from December 1977 to September 1995.

Joseph F. McCarthy:	Mr. McCarthy is our Vice President, Secretary and General Counsel, a position that he has held since April 1994. Previously, he served as Vice President — Legal and Secretary for both Hayes Lemmerz International, Inc. (f/k/a Hayes Wheels International, Inc.) and Kelsey-Hayes Company.

Robert E. Rossiter:	Mr. Rossiter is our President and Chief Operating Officer, a position he has held since November 1998, and he has been a director of Lear since 1988. Mr. Rossiter served as our Chief Operating Officer — International Operations from April 1997 to November 1998. He also served as our President from 1984 until the present and as our Chief Operating Officer from 1988 to April 1997.

Louis R. Salvatore:	Mr. Salvatore is our Vice President and President — DaimlerChrysler Division, a position he has held since November 1998. Previously, he was our Vice President Global Purchasing since September 1996. Mr. Salvatore served as Vice President of Procurement for MTD Products, Inc. for 2 years and as a director for Ford Motor Company for fourteen years.

Donald J. Stebbins:	Mr. Stebbins is our Senior Vice President and Chief Financial Officer, a position he has held since April 1997. Previously, he served as our Vice President and Treasurer since 1992.

James H. Vandenberghe:	Mr. Vandenberghe is our Vice Chairman of the Board, a position he has held since November 1998. Mr. Vandenberghe has been a director of Lear since 1995. He served as our President and Chief Operating Officer — North American Operations from April 1997 to November 1998. He also served as our Chief Financial Officer from 1988 to April 1997 and as our Executive Vice President from 1993 to April 1997.

Kenneth L. Way:	Mr. Way is our Chairman of the Board and Chief Executive Officer, a position he has held since 1988. Mr. Way has been with Lear for 33 years. Mr. Way also serves as a director of Comerica, Inc., CMS Energy Corporation and Wesco International, Inc. and is a member of the board of trustees for Kettering University and the Henry Ford Health Systems.

Paul J. Zimmer:	Mr. Zimmer is our Vice President and President — GM Division, a position he has held since November 1998. Previously, he was our Vice President — GM North American Operations since May 1998, our Vice President — GM Truck Operations since April 1997 and our Director GMTG Operations — GM Division since May 1996. Mr. Zimmer served as our Platform Director — Ford Division from July 1995 to May 1996 and as our Ford Truck Business Unit Manager from April 1993 to July 1995.

PART II

Item 5 — Market for the Company’s Common Stock and Related Stockholder Matters

      Lear’s Common Stock is listed on the New York Stock Exchange under the symbol “LEA.” The Transfer Agent and Registrar for Lear’s Common Stock is The Bank of New York, located in New York, New York. On March 1, 2000, there were 1,136 holders of record of Lear’s Common Stock.

      To date, we have never paid a cash dividend on our Common Stock. Any payment of dividends in the future is dependent upon our financial condition, capital requirements, earnings and other factors. Also, we are subject to the restrictions on the payment of dividends contained in our primary credit facilities, the indentures governing our subordinated notes and in certain other contractual obligations. See Note 10, “Long-Term Debt,” to the 1999 consolidated financial statements included in this Report.

      The following table sets forth the high and low sales prices per share of Common Stock, as reported by the New York Stock Exchange, for the periods indicated:

	Price Range of
	Common Stock

Year Ended December 31, 1999:	High	Low

4th Quarter	$36.81	$28.75

3rd Quarter	$52.00	$33.50

2nd Quarter	$53.94	$41.81

1st Quarter	$44.44	$32.50

	Price Range of
	Common Stock

Year Ended December 31, 1998:	High	Low

4th Quarter	$43.75	$29.81

3rd Quarter	$57.25	$34.50

2nd Quarter	$57.75	$48.25

1st Quarter	$57.50	$46.25

Item 6 — Selected Financial Data

      The following income statement and balance sheet data was derived from our consolidated financial statements. Our consolidated financial statements for the years ended December 31, 1999, 1998, 1997, 1996, and 1995, have been audited by Arthur Andersen LLP. The selected financial data below should be read in conjunction with our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Report.

	For the year ended December 31,

	1999(1)		1998(2)		1997		1996		1995

	(In millions (3))

Operating Data:

Net sales	$12,428.8		$9,059.4		$7,342.9		$6,249.1		$4,714.4

Gross profit	1,269.2		861.4		809.4		619.7		403.1

Selling, general and administrative expenses	483.7		337.0		286.9		210.3		139.0

Restructuring and other charges (credits)	(4.4)		133.0		—		—		—

Amortization of goodwill	76.6		49.2		41.4		33.6		19.3

Operating income	713.3		342.2		481.1		375.8		244.8

Interest expense	235.1		110.5		101.0		102.8		75.5

Other expense, net(4)	47.1		22.3		28.8		19.6		12.0

Income before income taxes and extraordinary items	431.1		209.4		351.3		253.4		157.3

Income taxes	174.0		93.9		143.1		101.5		63.1

Income before extraordinary items	257.1		115.5		208.2		151.9		94.2

Extraordinary items(5)	—		—		(1.0)		—		(2.6)

Net income	$ 257.1		$ 115.5		$ 207.2		$ 151.9		$ 91.6

Basic net income per share	$3.84		$1.73		$3.13		$2.51		$1.87

Diluted net income per share	$3.80		$1.70		$3.04		$2.38		$1.74

Actual shares outstanding	66,599,500		66,684,084		66,861,958		65,575,899		56,243,311

Weighted average shares outstanding(6)	67,743,152		68,023,375		68,248,083		63,761,634		52,488,938

Balance Sheet Data:

Current assets	$ 3,154.2		$2,198.0		$1,614.9		$1,347.4		$1,207.2

Total assets	8,717.6		5,677.3		4,459.1		3,816.8		3,061.3

Current Liabilities	3,487.4		2,497.5		1,854.0		1,499.3		1,276.0

Long-term debt	3,324.8		1,463.4		1,063.1		1,054.8		1,038.0

Stockholders’ Equity	1,465.3		1,300.0		1,207.0		1,018.7		580.0

Other Data:

EBITDA(7)	$ 1,054.2		$ 561.9		$ 665.5		$ 518.1		$ 336.8

Ratio of EBITDA to interest expense	4.5	x	5.1	x	6.6	x	5.0	x	4.5	x

Cash flows from operating activities	$ 560.3		$ 285.4		$ 449.4		$ 462.6		$ 132.8

Cash flows from investing activities	$(2,538.2)		$ (677.8)		$ (519.7)		$ (681.7)		$ (985.8)

Cash flows from financing activities	$ 2,038.0		$ 383.8		$ 39.0		$ 201.6		$ 841.9

Capital expenditures	$ 391.4		$ 351.4		$ 187.9		$ 153.8		$ 110.7

Employees at year end	121,102		65,316		51,025		43,902		35,557

Number of facilities(8)	330		206		179		148		107

North American content per vehicle(9)	$ 478		$ 369		$ 320		$ 292		$ 227

North American vehicle production(10)	17.0		15.5		15.6		15.0		14.9

Western Europe content per vehicle(11)	$ 227		$ 176		$ 123		$ 109		$ 92

Western Europe vehicle production(12)	16.1		15.8		15.1		14.4		13.9

South American content per vehicle(13)	$ 101		$ 134		$ 129		$ 74		$ 1

South American vehicle production(14)	1.6		2.0		2.4		2.1		1.8

(1)	Results include the effect of the $4.4 million restructuring and other credits ($2.6 million after tax).

(2)	Results include the effect of the $133.0 million restructuring and other charges ($92.5 million after tax).

(3)	Except per share data, actual and weighted average shares outstanding, employees at year end, number of facilities, North American content per vehicle, Western Europe content per vehicle and South American content per vehicle.

(4)	Consists of foreign currency exchange, minority interests in consolidated subsidiaries, equity in net (income) loss of affiliates, state and local taxes and other expense.

(5)	The extraordinary items resulted from the prepayment of debt.

(6)	Weighted average shares outstanding is calculated on a diluted basis.

(7)	“EBITDA” is operating income plus depreciation and amortization. We believe that the operating performance of companies in our industry is measured, in part, by their ability to generate EBITDA. In addition, we use EBITDA as an indicator of our operating performance and as a measure of our cash generating capabilities. EBITDA does not represent and should not be considered as an alternative to net income, operating income, net cash provided by operating activities or any other measure for determining operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. Further, EBITDA, as we calculate it, may not be comparable to calculations of similarly-titled measures of other companies. Excluding the $(4.4) million and $133.0 million restructuring and other charges (credits) recorded in 1999 and 1998, respectively, EBITDA would have been $1,049.8 million and $694.9 million in 1999 and 1998, respectively.

(8)	Includes facilities operated by Lear’s less than majority-owned affiliates and facilities under construction.

(9)	“North American content per vehicle” is Lear’s net sales in North America divided by estimated total North American vehicle production.

(10)	“North American vehicle production” includes car and light truck production in the United States, Canada and Mexico estimated from industry sources.

(11)	“Western Europe content per vehicle” is the Lear’s net sales in Western Europe divided by estimated total Western Europe vehicle production.

(12)	“Western Europe vehicle production” includes car and light truck production in Austria, Belgium, France, Germany, Italy, The Netherlands, Portugal, Spain, Sweden and the United Kingdom estimated from industry sources.

(13)	“South American content per vehicle” is Lear’s net sales in South America divided by estimated total South American vehicle production.

(14)	“South American vehicle production” includes car and light truck production in South America estimated form industry sources.

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Year Ended December 31, 1999 Compared With Year Ended December 31, 1998

      For the eighteenth consecutive year, we achieved record sales. Net sales for the year ended December 31, 1999 were $12.4 billion, exceeding net sales for the year ended December 31, 1998 by $3.4 billion, or 37.2%. Net sales in the current year benefited from acquisitions, which collectively accounted for approximately $2.9 billion of the increase. A combination of new business and product content increases, which contributed approximately $.6 billion, as well as higher volumes in North America also contributed to the increase. In addition, approximately $.2 billion of the increase reflects the adverse impact of the General Motors work stoppage on 1998 net sales. Partially offsetting the increase were reduced volumes in South America and unfavorable exchange rate fluctuations.

      Gross profit and gross margin were $1.3 billion and 10.2% in 1999 as compared to $.9 billion and 9.5% in 1998. Gross profit and gross margin for 1999 reflects the contribution of acquisitions, which collectively accounted for approximately $.3 billion of the increase in gross profit and resulted in a .7% increase in gross margin. New programs in North America and Europe also contributed approximately $.1 billion to the increase in gross profit.

      Selling, general and administrative expenses, including research and development, as a percentage of net sales increased to 3.9% for 1999 as compared to 3.7% for the previous year. The increase in expenses for 1999 as compared to 1998 was due primarily to the inclusion of expenses incurred as a result of acquisitions, partially offset by the benefits from sales leveraging, the positive impact of our restructuring efforts and continued cost-cutting efforts.

      Research and development costs incurred in connection with the development of new products and manufacturing methods, to the extent not recoverable from the customer, are charged to selling, general and administrative expenses as incurred. Such costs amounted to approximately $181.2 million, $116.6 million and $90.4 million for the years ended December 31, 1999, 1998 and 1997, respectively.

      Including the $(4.4) million and $133.0 million restructuring and other charges (credits) in 1999 and 1998, respectively, operating income and operating margin were $713 million and 5.7% for the year ended December 31, 1999 as compared to $342 million and 3.8% for the year ended December 31, 1998. Excluding the restructuring and other charges (credits), operating income and operating margin for the current year were $709 million and 5.7% as compared to $475 million and 5.2% for the previous year. Operating income in the current year reflects the contribution of acquisitions, which collectively accounted for approximately $195 million of the increase. In addition, approximately $39 million of the increase in operating income reflects the adverse impact of the General Motors work stoppage on 1998 operating income. The increase was partially offset by additional launch costs in South America. The increase in operating margin in 1999 as compared to 1998 is due primarily to the non-recurring impact of the General Motors work stoppage which reduced operating margin by .4% in 1998. Other factors which contributed to the increase in operating margin include the performance of our acquisitions, the positive impact of our restructuring efforts and the improved performance of our European and Delphi seating operations. Non-cash depreciation and amortization charges were $341 million and $220 million for the years ended December 31, 1999 and 1998, respectively.

      Interest expense in 1999 increased by $125 million to $235 million as compared to 1998, primarily due to the debt incurred to finance recent acquisitions.

      Other expenses, which include state and local taxes and foreign currency exchange gains and losses, increased to $35 million in 1999, as compared to $17 million in 1998. This was due to state and local taxes associated with our acquisitions and our foreign locations, as well as foreign exchange losses.

      Including the $(4.4) million and $133.0 million restructuring and other charges (credits) in 1999 and 1998, respectively, net income for the year ended December 31, 1999 was $257 million, or $3.80 per share, as compared to $115 million, or $1.70 per share, for the year ended December 31, 1998. Excluding the restructuring and other charges (credits), net income for the current year was $255 million, or $3.76 per share, as compared to $208 million, or $3.06 per share, for the previous year.

      Without the restructuring and other charges (credits), the provision for income taxes in 1999 was $172 million, an effective tax rate of 40.4%, as compared to $134 million, an effective tax rate of 39.3%, in 1998.

Year Ended December 31, 1998 Compared With Year Ended December 31, 1997

      Net sales in the year ended December 31, 1998 were $9.1 billion, exceeding 1997 net sales by $1.7 billion, or 23.4%. Net sales in 1998 benefited from acquisitions, which collectively accounted for $1.2 billion of the increase, and a combination of new business and product content increases in North America and Europe. Partially offsetting the increase were unfavorable exchange rate fluctuations in North America, Europe and South America and the adverse impact of the General Motors work stoppage in North America.

      Gross profit and gross margin were $861 million and 9.5% in 1998 as compared to $809 million and 11.0% in 1997. Gross profit in 1998 reflects the contribution of acquisitions, new sport utility and truck programs in North America and established seat programs in Germany and Italy. The General Motors work stoppage in North America, new program and facility costs in Europe and the Asia/ Pacific Rim region and economic conditions in South America partially offset the increase in gross profit and resulted in a lower gross margin.

      Selling, general and administrative expenses, including research and development, as a percentage of net sales decreased to 3.7% in the year ended December 31, 1998 as compared to 3.9% in the year ended December 31, 1997. The increase in actual expenses in comparison to 1997 was due to the inclusion of expenses incurred as a result of acquisitions as well as research, development and administrative expenses necessary to support established and potential business opportunities.

      Including the $133 million restructuring and other charges, operating income and operating margin were $342 million and 3.8% in the year ended December 31, 1998 as compared to $481 million and 6.6% in the year ended December 31, 1997. Excluding the $133 million restructuring and other charges, operating income and operating margin in 1998 were $475 million and 5.2%. Operating income in 1998 reflects the contribution of acquisitions and new programs. Offsetting the increase in operating income were the General Motors work stoppage, reduced market demand for certain mature programs and increased engineering and administrative support expenses associated with the expansion of domestic and international business. The decrease in operating margin is due to the impact of acquisitions and new program and facility costs in Europe and the Asia/ Pacific Rim region. Non-cash depreciation and amortization charges were $220 million and $184 million for the years ended December 31, 1998 and 1997, respectively.

      Interest expense in 1998 increased by $10 million over 1997 to $111 million. Interest incurred to finance 1998 acquisitions was partially offset by savings from the redemption of our 11 1/4% senior subordinated notes in July 1997. We also benefited from reduced interest rates in the United States and in Europe, as higher rate European currencies converged into the lower rate eurodollar.

      Other expenses, which include state and local taxes and foreign currency exchange gains and losses, decreased to $17 million in 1998 as compared to $34 million in 1997, driven by the benefit of reduced state and local taxes.

      Including the $133 million restructuring and other charges, net income for the year ended December 31, 1998 was $115 million, or $1.70 per share, as compared to $207 million, or $3.04 per share, for the year ended December 31, 1997. Excluding the restructuring and other charges, net income in 1998 was $208 million, or $3.06 per share. In 1998, the General Motors work stoppage also reduced our earnings.

      Without the restructuring and other charges, the provision for income taxes in 1998 was $134 million, an effective tax rate of 39.3%, as compared to $143 million, an effective tax rate of 40.7%, in 1997.

Restructuring and Other Charges (Credits)

      In the fourth quarter of 1998, Lear began to implement a restructuring plan designed to lower our cost structure and improve our long-term competitive position. As a result of this restructuring plan, we recorded pre-tax charges of $133.0 million, consisting of $110.5 million of restructuring charges and $22.5 million of other charges.

      The plan originally called for the closure of or exit from 13 facilities, of which 11 had been closed as of December 31, 1999. In addition, the plan called for the termination of approximately 3,000 employees, of which 2,579 had been terminated as of December 31, 1999. The closure of a European facility and the related termination of 280 employees has been delayed until the third quarter of 2001 due to a request from a customer to continue supplying product until that time. Further, we cancelled the termination of certain manufacturing and engineering personnel in Italy and Germany due to increased demand for the related programs. There have been no other significant changes to the original restructuring plan.

      In 1999, we realized approximately $20 million in savings as a direct result of the restructuring and other activities. In future years, we expect to realize annual savings of approximately $40 million. See Note 5, “Restructuring and Other Charges (Credits),” to the 1999 consolidated financial statements included in this Report.

Liquidity and Financial Condition

      Our primary liquidity needs are to fund capital expenditures, service indebtedness and support working capital requirements. Our primary sources of liquidity are cash flow from operating activities and borrowing availability under our primary credit facilities. A substantial portion of our operating income is generated by our subsidiaries. As a result, we are dependent on the earnings and cash flows of, and dividends, distributions or advances from, our subsidiaries to provide the funds necessary to meet our obligations. There are no material restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear.

Cash Flow

      Cash flows from operating activities remain strong. Operating activities generated $560 million of cash flow in 1999 as compared to $285 million in 1998. Net income increased to $257 million in 1999. An increase in non-cash depreciation and goodwill amortization charges from $220 million in 1998 to $341 million in 1999 was partially offset by spending related to recoverable customer engineering and tooling, which increased from $119 million in 1998 to $134 million in 1999 to support new programs.

      The net change in working capital improved from a source of $62 million in 1998 to a source of $130 million in 1999, due primarily to higher activity levels resulting in increased accounts payable which was partially offset by the associated increase in accounts receivable and inventories.

      Net cash used in investing activities increased from $0.7 billion in 1998 to $2.5 billion in 1999. In 1999, the acquisition of UT Automotive for $2.3 billion, net of cash acquired, combined with investments in Peregrine, Polovat, Ovatex and Lear-Donnelly Overhead Systems, resulted in net acquisition costs of $2.5 billion. Further, in 1999, the EMS business of the former UT Automotive was sold for $310 million. In 1998, the acquisitions of Delphi, Chapman, Pianfei and Strapazzini resulted in net acquisition costs of $328 million. Capital expenditures increased from $351 million in 1998 to $391 million in 1999 as a result of new programs, on-going capital programs at acquired companies and the expansion of facilities worldwide to accommodate new and existing interior system programs. Based on our existing operations, we currently anticipate capital expenditures for 2000 of approximately $375 million.

Capitalization

      The purchase price of $2.3 billion, net of cash acquired, for the UT Automotive acquisition was financed by borrowings under our primary credit facilities. In connection with the acquisition, we amended and restated our $2.1 billion senior credit facility and entered into new senior credit facilities. The $2.1 billion amended and restated senior credit facility matures on September 30, 2001. The new senior credit facilities consist of a

$500 million revolving credit facility which matures on May 4, 2004, a $500 million term loan having scheduled amortization beginning on October 31, 2000 and a final maturity on May 4, 2004 and a $1.4 billion interim term loan. The $310 million proceeds from the sale of the EMS business were used to reduce borrowings under the $2.1 billion senior credit facility.

      As a result of the additional leverage incurred for the UT Automotive acquisition, Standard & Poor’s and Moody’s Investors Service lowered their credit ratings on Lear Corporation. S&P lowered its corporate credit rating to BB+ from BBB- and the subordinated debt rating to BB- from BB+. Moody’s lowered its senior credit rating to Ba1 from Baa3 and disclosed a negative outlook.

      On May 18, 1999, we issued $1.4 billion aggregate principal amount of senior notes, the proceeds of which were used to repay the interim term loan. The offering included $800 million in aggregate principal amount of ten-year notes bearing interest at an annual rate of 8.11% and $600 million in aggregate principal amount of six-year notes bearing interest at an annual rate of 7.96%. The senior notes were not registered under the Securities Act of 1933, as amended. On December 15, 1999, we completed an exchange offer of the senior notes for substantially identical notes registered under the Securities Act of 1933, as amended.

      Our primary credit facilities contain operating and financial covenants that, among other things, could limit our ability to obtain additional sources of capital. The primary credit facilities are guaranteed by certain of our significant domestic subsidiaries and are secured by the pledge of all or a portion of the capital stock of certain of our significant subsidiaries. The senior notes are guaranteed by the same domestic subsidiaries that guarantee our primary credit facilities.

      As of December 31, 1999, we had $1.5 billion outstanding under the primary credit facilities and $52 million committed under outstanding letters of credit, resulting in approximately $1.5 billion unused and available. In addition to debt outstanding under the primary credit facilities, we had $2.0 billion of debt, including short-term borrowings, outstanding as of December 31, 1999, consisting primarily of $1.4 billion of senior notes due between 2005 and 2009 and $336 million of subordinated notes due between 2002 and 2006. As a result of our leveraged position, we will continue to have significant cash requirements to service debt.

      In each of December 1999 and September 1998, we purchased 500,000 shares of our outstanding Common Stock at an average purchase price of $30.46 and $36.50 per share, respectively. In March 2000, our Board of Directors approved a share repurchase program, authorizing the repurchase of up to an additional 6.7 million shares of our outstanding Common Stock over a 24-month period.

      We believe that cash flows from operations and available credit facilities will be sufficient to meet our anticipated debt service obligations, projected capital expenditures and working capital requirements.

Market Risk Sensitivity

      In the normal course of business, we are exposed to market risk associated with fluctuations in foreign exchange rates and interest rates. We conservatively manage these risks through the use of derivative financial instruments in accordance with management’s guidelines. We enter into all hedging transactions for periods consistent with the underlying exposures. We do not enter into derivative instruments for trading purposes.

      Foreign Exchange. We enter into foreign currency forward, swap and option contracts to mitigate our exposure to adverse currency rate fluctuations. Our foreign currency exposures are related to commitments to buy, sell and finance in currencies other than the local currencies in which we operate. These commitments are generally for terms of less than one year. The foreign currency contracts are executed with banks that we believe are creditworthy and are denominated in currencies of major industrialized countries. The gains and losses relating to the foreign currency forward contracts are deferred and included in the measurement of the foreign currency transaction subject to the hedge. We believe that any gain or loss incurred on a foreign currency forward contract is offset by the direct effects of currency movements on the underlying transactions.

      Our most significant foreign currency exposures relate to Mexico, Canada, Sweden and the European Monetary Union. We have performed a quantitative analysis of our overall currency rate exposure as of

December 31, 1999. The potential adverse earnings impact from a hypothetical 10% weakening of the U.S. dollar relative to all other currencies for calendar year 2000 is approximately $3.0 million.

      As of December 31, 1999, contracts representing a notional amount of $217.4 million were outstanding with maturities of less than one year. The fair value of these foreign exchange contracts as of December 31, 1999 was approximately a negative $1.3 million. A 10% change in exchange rates would result in a $2.0 million change in market value.

      There are certain shortcomings inherent to the sensitivity analysis presented. The analysis assumes that all currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen causing the earnings impact to increase or decrease depending on the currency and the direction of the rate movement.

      Interest Rates. We use a combination of fixed rate debt and interest rate swap and option contracts to manage our exposure to interest rate movements. Our exposure is a result of variable interest rates on outstanding floating rate debt instruments that are indexed to U.S. or European Monetary Union short-term money market rates. We use interest rate swap agreements to convert variable rate debt to fixed rate debt, matching effective and maturity dates to specific debt issuances. These interest rate derivative contracts are executed with banks that we believe are creditworthy and are denominated in currencies that match the underlying debt instrument. Net interest payments or receipts from interest rate swap agreements are recorded as adjustments to interest expense in our consolidated statements of income on an accrual basis.

      We have performed a quantitative analysis of our overall interest rate exposure as of December 31, 1999. The analysis assumes an instantaneous 100 basis point parallel shift in interest rates at all points of the yield curve. The potential adverse earnings impact from this hypothetical increase for calendar year 2000 is approximately $13.0 million.

      As of December 31, 1999, contracts representing a notional amount of $800 million were outstanding with maturity dates of March 2000 through August 2008. The fair value of these interest rate swap agreements is subject to changes in value due to changes in interest rates. The fair value of outstanding interest rate swap agreements as of December 31, 1999 was approximately $1.7 million. A 100 basis point parallel increase in interest rates would increase the market value of these instruments by approximately $2.5 million. A similar decrease in rates would result in a $5.6 million decline in market value.

      Additional information relating to our outstanding financial instruments is included in Note 10, “Long-Term Debt” and Note 16 “Financial Instruments” to the 1999 consolidated financial statements included in this Report.

Other Matters

Environmental Matters

      We are subject to local, state, federal and foreign laws, regulations and ordinances, which govern activities or operations that may have adverse environmental effects and which impose liability for the costs of cleaning up certain damages resulting from past spills, disposal or other releases of hazardous wastes and environmental compliance. Our policy is to comply with all applicable environmental laws and to maintain procedures to ensure compliance. However, we have been, and in the future may become, the subject of formal or informal enforcement actions or procedures. We have been named a potentially responsible party or are voluntarily engaged in the cleanup of hazardous wastes at certain sites owned, leased or operated by us, including certain properties acquired in the UT Automotive acquisition. Certain present and former properties of UT Automotive are subject to environmental liabilities which may be significant. We obtained certain agreements and indemnities with respect to possible environmental liabilities from United Technologies Corporation in connection with our acquisition of UT Automotive. While we do not believe that the environmental liabilities associated with our properties will have a material adverse effect on our business, consolidated financial position or results of future operations, no assurances can be given in this regard.

Accounting Policies

      Pre-Production Costs Related to Long-Term Supply Arrangements. We incur pre-production engineering, research and development costs related to the products that we supply to our customers under long-term supply agreements. Historically, we have capitalized these costs when reimbursable from the customer and amortized them over the term of the related supply agreement in order to match revenues and expenses. Provisions for losses were provided at the time that we anticipated engineering costs would exceed customer recovery. On September 23, 1999, the Emerging Issues Task Force (“EITF”) issued a consensus on EITF Issue No. 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Agreements.” The consensus requires that beginning January 1, 2000, all pre-production engineering, research and development costs for products under long-term supply arrangements be expensed as incurred unless the reimbursement of such costs is contractually guaranteed by the customer. As such, beginning January 1, 2000, we will expense all pre-production engineering, research and development costs for products under long-term supply arrangements as incurred and for which reimbursement is not guaranteed by our customer. Although compliance with these requirements of EITF Issue No. 99-5 would have a material impact on our future results of operations, we have taken steps to mitigate this impact, and as a result, we anticipate that this impact will be largely offset through both commercial and operational efforts. EITF Issue No. 99-5 will have no impact on our cash flows from operations. The EITF consensus allows for the continued amortization of pre-production engineering, research and development costs incurred and capitalized on or prior to December 31, 1999. As such, we will continue to amortize these costs over the terms of the related supply agreements.

      In addition, we incur pre-production tooling costs related to the products that we supply to our customers under long-term supply agreements. Historically, we have capitalized these costs when reimbursable from the customer. Provisions for losses were provided at the time that we anticipated tooling costs would exceed customer recovery. EITF Issue No. 99-5 requires that beginning January 1, 2000, all pre-production tooling costs for tools that the supplier will not own and that will be used in producing products under long-term supply arrangements be expensed as incurred unless the supply arrangement provides the supplier the noncancelable right to use the tools or the reimbursement of such costs is contractually guaranteed by the customer. As the reimbursement of pre-production tooling costs is generally contractually guaranteed by our customers, compliance with this requirement of EITF Issue No. 99-5 will not have a material impact on our future results of operations.

      Loss Contract Accrual. We enter into supply agreements with our customers at the beginning of a given vehicle’s production life. In certain instances, we may be committed under existing agreements to supply product to our customers at selling prices which are not sufficient to cover the direct cost to produce such product. In such situations, we record a liability for the estimated future amount of such losses. Such losses are recognized at the time that the loss is probable and reasonably estimable and are recorded at the minimum amount necessary to fulfill our obligations to our customers. Losses are determined on a separate agreement basis and are estimated based upon information available at the time of the estimate, including future production volume estimates, length of the program and selling price and production cost information.

      In connection with the Delphi acquisition, we recorded a loss contract accrual of $53.3 million in purchase accounting. During 1999, we utilized $16.1 million of the accrual to offset current losses. As of December 31, 1999, the remaining loss contract accrual was $31.9 million. The loss contract accrual was not recorded in Delphi’s historical operating results. The losses included in the accrual have not been, and will not be, included in our operating results since the acquisition date. Further, our future operating results will benefit as a result of accruing these contract losses in the Delphi purchase price allocation. Set forth below is an estimate of the utilization of the Delphi loss contract accrual by calendar year:

	2000	2001	2002	2003

	(in millions)

Loss contract accrual utilization	$12.0	$6.0	$3.8	$10.1

      Derivative Instruments and Hedging Activities. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. It requires all derivative instruments to be recorded in the balance sheet at their fair value. Changes in the fair value of derivative instruments are required to be recorded each period in current earnings or accumulated other comprehensive income, depending on whether or not the derivative instrument is designated as part of a hedge transaction. We do not expect the effects of adoption to be significant.

Year 2000

      We established a process to identify and resolve the business issues associated with Year 2000 and expended considerable resources to ensure that our critical processes were Year 2000 compliant. We established global monitoring and response teams during the December 31, 1999 to January 1, 2000 transition period to ensure systems “rolled over” appropriately.

      All of our critical processes have been tested and are fully operational. We did not experience any business disruptions associated with Year 2000. We will continue to monitor our computer applications and those of our key suppliers throughout Year 2000 to ensure that any latent Year 2000 matters are addressed promptly.

Shareholder Rights Plan

      In March 2000, our Board of Directors adopted a Shareholder Rights Plan, declaring a dividend of one Preferred Share Purchase Right per share of our outstanding Common Stock to stockholders of record on March 17, 2000. The Preferred Share Purchase Rights are designed to assure that all of our stockholders receive fair and equal treatment in any proposed takeover and were not adopted in response to any specific takeover threat.

      The Preferred Share Purchase Rights will be exercisable only if a person or group acquires 20% or more of our outstanding Common Stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 20% or more of our outstanding Common Stock. Each Preferred Share Purchase Right will entitle stockholders to buy one one-thousandth of a share of a new series of junior participating preferred stock at any exercise price of $125. If a person or group acquires 20% or more of our outstanding Common Stock, each Preferred Share Purchase Right will entitle its holder to purchase, at the Preferred Share Purchase Right’s then-current exercise price, a number of our common shares having a market value of twice such price. In addition, if we are acquired in a merger or other business combination transaction after a person or group has acquired 20% or more of our outstanding Common Stock, each Preferred Share Purchase Right will entitle its holder to purchase, at the Preferred Share Purchase Right’s then-current exercise price, a number of the acquiring company’s common shares having a market value of twice such price. The acquiring person or group will not be entitled to exercise these Rights. Prior to the acquisition by a person or group of beneficial ownership of 20% or more of our outstanding Common Stock, the Preferred Share Purchase Rights are redeemable for one cent per right at the option of our Board of Directors. The Preferred Share Purchase Rights will expire on March 1, 2010.

Forward-Looking Statements

      This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that any forward-looking statements, including statements regarding our intent, belief or current expectations, are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in forward-looking statements as a result of various factors including, but not limited to:

•	general economic conditions in the markets in which we operate,

•	fluctuation in worldwide or regional automotive and light truck production,

•	labor disputes involving us or our significant customers,

•	changes in practices and/or policies of our significant customers toward outsourcing automotive components and systems,

•	our success in achieving cost reductions that offset or exceed customer-mandated selling price reductions,

•	unanticipated liabilities arising from legal proceedings to which we are a party or unexpected claims against us or our products,

•	fluctuations in currency exchange rates and

•	other risks detailed from time to time in our Securities and Exchange Commission filings.

We do not intend to update these forward-looking statements.

Item 8 — Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Lear Corporation:

      We have audited the accompanying consolidated balance sheets of LEAR CORPORATION AND SUBSIDIARIES (“the Company”) as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

Detroit, Michigan,

January 28, 2000.

LEAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,

	1999	1998

	(In millions,
	except share data)

Current Assets:

Cash and cash equivalents	$106.9	$30.0

Accounts receivable, net of reserves of $18.3 in 1999 and $16.0 in 1998	1,866.1	1,373.9

Inventories	577.3	349.6

Recoverable customer engineering and tooling	304.9	221.4

Other	299.0	223.1

Total current assets	3,154.2	2,198.0

Long-Term Assets:

Property, plant and equipment, net	1,970.0	1,182.3

Goodwill, net	3,210.5	2,019.8

Other	382.9	277.2

Total long-term assets	5,563.4	3,479.3

	$8,717.6	$5,677.3

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Short-term borrowings	$103.6	$82.7

Accounts payable and drafts	2,245.3	1,600.8

Accrued liabilities	1,074.9	797.5

Current portion of long-term debt	63.6	16.5

Total current liabilities	3,487.4	2,497.5

Long-Term Liabilities:

Deferred national income taxes	16.8	39.0

Long-term debt	3,324.8	1,463.4

Other	423.3	377.4

Total long-term liabilities	3,764.9	1,879.8

Stockholders’ Equity:

Common Stock, par value $.01 per share, 150,000,000 shares authorized and 67,609,730 and 67,194,314 shares issued at December 31, 1999 and 1998, respectively	.7	.7

Additional paid-in capital	870.2	859.3

Notes receivable from sale of common stock	(.1)	(.1)

Common stock held in treasury, 1,010,230 and 510,230 shares at December 31, 1999 and 1998, respectively, at cost	(33.5)	(18.3)

Retained earnings	761.8	504.7

Accumulated other comprehensive income	(133.8)	(46.3)

Total stockholders’ equity	1,465.3	1,300.0

	$8,717.6	$5,677.3

The accompanying notes are an integral part of these consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,

	1999	1998	1997

	(In millions, except per share data)

Net sales	$12,428.8	$9,059.4	$7,342.9

Cost of sales	11,159.6	8,198.0	6,533.5

Selling, general and administrative expenses	483.7	337.0	286.9

Restructuring and other charges (credits)	(4.4)	133.0	—

Amortization of goodwill	76.6	49.2	41.4

Operating income	713.3	342.2	481.1

Interest expense	235.1	110.5	101.0

Other expense, net	35.2	16.9	34.3

Income before provision for national income taxes, minority interests in consolidated subsidiaries, equity in net (income) loss of affiliates and extraordinary item	443.0	214.8	345.8

Provision for national income taxes	174.0	93.9	143.1

Minority interests in consolidated subsidiaries	7.6	6.9	3.3

Equity in net (income) loss of affiliates	4.3	(1.5)	(8.8)

Income before extraordinary item	257.1	115.5	208.2

Extraordinary loss on early extinguishment of debt	—	—	(1.0)

Net income	$257.1	$115.5	$207.2

Basic net income per share:

Income before extraordinary item	$3.84	$1.73	$3.14

Extraordinary loss	—	—	(.01)

Basic net income per share	$3.84	$1.73	$3.13

Diluted net income per share:

Income before extraordinary items	$3.80	$1.70	$3.05

Extraordinary loss	—	—	(.01)

Diluted net income per share	$3.80	$1.70	$3.04

The accompanying notes are an integral part of these consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	December 31,

	1999	1998	1997

	(In millions, except share data)

Common Stock

Balance at beginning of period	$.7	$.7	$.7

Balance at end of period	$.7	$.7	$.7

Additional Paid-in Capital

Balance at beginning of period	$859.3	$851.9	$834.5

Stock options exercised	7.7	3.4	8.4

Stock options cancelled	—	—	(5.8)

Tax benefit of stock options exercised	3.2	4.0	14.8

Balance at end of period	$870.2	$859.3	$851.9

Notes Receivable from Sale of Common Stock

Balance at beginning of period	$(.1)	$(.1)	$(.6)

Repayment of stockholders’ notes receivable	—	—	.5

Balance at end of period	$(.1)	$(.1)	$(.1)

Treasury Stock

Balance at beginning of period	$(18.3)	$(.1)	$(.1)

Purchases, 500,000 shares at an average price of $30.46 per share in 1999 and $36.50 per share in 1998	(15.2)	(18.2)	—

Balance at end of period	$(33.5)	$(18.3)	$(.1)

Retained Earnings

Balance at beginning of period	$504.7	$401.3	$194.1

Net income	257.1	115.5	207.2

Net loss from change in consolidation policy	—	(12.1)	—

Balance at end of period	$761.8	$504.7	$401.3

Accumulated Other Comprehensive Income
Minimum Pension Liability

Balance at beginning of period	$(11.8)	$(.5)	$(1.0)

Minimum pension liability adjustment	6.1	(11.3)	.5

Balance at end of period	(5.7)	(11.8)	(.5)

Cumulative Translation Adjustments

Balance at beginning of period	(34.5)	(46.2)	(8.9)

Cumulative translation adjustments	(93.6)	11.7	(37.3)

Balance at end of period	(128.1)	(34.5)	(46.2)

Accumulated other comprehensive income	$(133.8)	$(46.3)	$(46.7)

Total Stockholders’ Equity	$1,465.3	$1,300.0	$1,207.0

Comprehensive income

Net income	$257.1	$115.5	$207.2

Net loss from change in consolidation policy, including tax of $1.2	—	(12.1)	—

Minimum pension liability adjustment, net of tax of $(4.4), $6.1 and $(.2) in 1999, 1998 and 1997, respectively	6.1	(11.3)	.5

Cumulative translation adjustments	(93.6)	11.7	(37.3)

Comprehensive income	$169.6	$103.8	$170.4

The accompanying notes are an integral part of these consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,

	1999	1998	1997

	(In millions)

Cash Flows from Operating Activities:

Net income	$257.1	$115.5	$207.2
Adjustments to reconcile net income to net cash provided by operating activities —

Depreciation and amortization of goodwill	340.9	219.7	184.4

Postretirement benefits accrued, net	9.0	15.3	8.5

Loss on long-lived assets	—	33.2	—

Net loss from change in consolidation policy	—	(12.1)	—

Recoverable customer engineering and tooling, net	(133.5)	(119.1)	(48.4)

Extraordinary loss	—	—	1.0

Other, net	(43.5)	(28.9)	(3.7)

Net change in working capital items	130.3	61.8	100.4

Net cash provided by operating activities	560.3	285.4	449.4

Cash Flows from Investing Activities:

Additions to property, plant and equipment	(391.4)	(351.4)	(187.9)

Acquisitions	(2,478.6)	(328.2)	(332.2)

Proceeds from disposition of business segment	310.0	—	—

Other, net	21.8	1.8	.4

Net cash used in investing activities	(2,538.2)	(677.8)	(519.7)

Cash Flows from Financing Activities:

Senior notes	1,400.0	—	—

Long-term revolving credit borrowings, net	560.8	317.0	136.9

Other long-term debt borrowings, net	(26.6)	58.3	(133.0)

Short-term borrowings, net	17.3	43.2	24.2

Proceeds from sale of common stock, net	7.7	3.4	8.4

Purchase of treasury stock, net	(15.2)	(18.2)	—

Increase (decrease) in drafts	118.8	(19.9)	2.2

Other, net	(24.8)	—	.3

Net cash provided by financing activities	2,038.0	383.8	39.0

Effect of foreign currency translation	16.8	25.7	18.2

Net Change in Cash and Cash Equivalents	76.9	17.1	(13.1)

Cash and Cash Equivalents at Beginning of Year	30.0	12.9	26.0

Cash and Cash Equivalents at End of Year	$106.9	$30.0	$12.9

Changes in Working Capital, Net of Effects of Acquisitions:

Accounts receivable, net	$(91.9)	$(218.6)	$(72.7)

Inventories	(57.2)	(59.9)	(10.3)

Accounts payable	310.1	322.1	150.4

Accrued liabilities and other	(30.7)	18.2	33.0

Net change in working capital items	$130.3	$61.8	$100.4

Supplementary Disclosure:

Cash paid for interest	$218.1	$109.0	$109.3

Cash paid for income taxes	$152.9	$119.9	$91.9

The accompanying notes are an integral part of these consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

      The consolidated financial statements include the accounts of Lear Corporation, a Delaware corporation, and the wholly-owned and majority-owned subsidiaries controlled by Lear. Unless the context otherwise requires, references herein to “Lear” or the “Parent” are to Lear Corporation, and references to the “Company” are to Lear and the wholly-owned and majority-owned subsidiaries controlled by Lear. Investments in affiliates, other than wholly-owned and majority-owned subsidiaries controlled by Lear, in which Lear owns a 20% or greater interest are accounted for under the equity method (Note 8).

      The Company and its affiliates are involved in the design and manufacture of interior systems and components for automobiles and light trucks. The Company’s main customers are automotive original equipment manufacturers. The Company operates facilities worldwide (Note 15). Effective December 31, 1998, certain international operating facilities, which had previously been included in the consolidated financial statements based on fiscal years ending November 30, are included in the consolidated financial statements based on fiscal years ending December 31. Net sales at these international facilities for December 1998 were $339.9 million, and the December 1998 net loss of $12.1 million from these international facilities was charged to retained earnings.

(2)  Summary of Significant Accounting Policies

Inventories

      Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories are comprised of the following (in millions):

	December 31,

	1999	1998

Raw materials	$317.4	$253.9

Work-in-process	88.1	23.8

Finished goods	171.8	71.9

Inventories	$577.3	$349.6

Recoverable Customer Engineering and Tooling

      Costs incurred for certain engineering and tooling projects for which the Company will receive customer recovery have been capitalized and are classified as either recoverable customer engineering and tooling or other long-term assets, dependent upon when recovery is anticipated. Provisions for losses have been provided at the time the Company anticipates engineering and tooling costs will exceed anticipated customer recovery.

      On September 23, 1999, the Emerging Issues Task Force (“EITF”) issued a consensus on EITF Issue No. 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Agreements.” The consensus requires that beginning January 1, 2000, all pre-production engineering, research and development costs for products under long-term supply arrangements be expensed as incurred unless the reimbursement of such costs is contractually guaranteed by the customer. As such, beginning January 1, 2000, the Company will expense all pre-production engineering, research and development costs for products under long-term supply arrangements as incurred and for which reimbursement is not guaranteed by its customer. Although compliance with these requirements of EITF Issue No. 99-5 would have a material impact on the Company’s future results of operations, the Company has taken steps to mitigate this impact, and as a result, the Company anticipates that this impact will be largely offset through both commercial and operational efforts. EITF Issue No. 99-5 will have no impact on the Company’s cash flows from operations. The EITF consensus allows for the continued amortization of pre-production engineering, research and development costs incurred

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and capitalized on or prior to December 31, 1999. As such, the Company will continue to amortize these costs over the terms of the related supply agreements.

      In addition, EITF Issue No. 99-5 requires that beginning January 1, 2000, all pre-production tooling costs for tools that the supplier will not own and that will be used in producing products under long-term supply arrangements be expensed as incurred unless the supply arrangement provides the supplier the noncancelable right to use the tools or the reimbursement of such costs is contractually guaranteed by the customer. As the reimbursement of pre-production tooling costs is generally contractually guaranteed by the Company’s customers, compliance with this requirement of EITF No. 99-5 will not have a material impact on its future results of operations.

Property, Plant and Equipment

      Property, plant and equipment is stated at cost. Depreciable property is depreciated over the estimated useful lives of the assets, using principally the straight-line method as follows:

Buildings and improvements	20 to 25 years

Machinery and equipment	5 to 15 years

      A summary of property, plant and equipment is shown below (in millions):

	December 31,

	1999	1998

Land	$84.2	$70.6

Buildings and improvements	577.4	429.6

Machinery and equipment	1,878.0	1,197.8

Construction in progress	114.2	78.4

Total property, plant and equipment	2,653.8	1,776.4

Less — accumulated depreciation	(683.8)	(594.1)

Net property, plant and equipment	$1,970.0	$1,182.3

Goodwill

      Goodwill is amortized on a straight-line basis over 40 years. Accumulated amortization of goodwill amounted to $279.8 million and $206.3 million at December 31, 1999 and 1998, respectively. The Company evaluates the carrying value of goodwill for potential impairment if the facts and circumstances of the operations to which goodwill relates suggest that the goodwill may be impaired. Such evaluations consider significant declines in sales, earnings or cash flows or material adverse changes in the business climate. If any impairment is indicated, the Company compares the undiscounted cash flows of the business to its book value, including goodwill.

Long-Term Assets

      The Company reevaluates the carrying values of its long-term assets whenever circumstances arise which call into question the recoverability of such carrying values. The evaluation takes into account all future estimated cash flows from the use of assets, with an impairment being recognized if the evaluation indicates that the future cash flows will not be greater than the carrying value. An impairment charge of $33.2 million was recognized in 1998 in connection with the restructuring (Note 5).

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition and Sales Commitments

      The Company recognizes revenue as its products are shipped to its customers. The Company enters into supply agreements with its customers at the beginning of a given vehicle’s production life. Once such agreements are entered into by the Company, fulfillment of the customers’ purchasing requirements is the obligation of the Company for the entire production life of the vehicle, with terms of up to 10 years. These agreements generally may be terminated by the customer (but not by the Company) at any time, but in general are not. The Company, in certain instances, may be committed under existing agreements to supply product to its customers at selling prices which are not sufficient to cover the direct cost to produce such product. In such situations, the Company records a liability for the estimated future amount of such losses. Such losses are recognized at the time that the loss is probable and reasonably estimable and are recorded at the minimum amount necessary to fulfill the Company’s obligations to its customer. Losses are determined on a separate agreement basis and are estimated based upon information available at the time of the estimate, including future production volume estimates, length of the program and selling price and production cost information.

Research and Development

      Costs incurred in connection with the development of new products and manufacturing methods to the extent not recoverable from the Company’s customers are charged to selling, general and administrative expenses as incurred. These costs amounted to $181.2 million, $116.6 million and $90.4 million for the years ended December 31, 1999, 1998 and 1997, respectively.

Foreign Currency Translation

      With the exception of foreign subsidiaries operating in highly inflationary economies, which are measured in U.S. dollars, assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the end of the period. Revenues and expenses of foreign subsidiaries are translated using an average of exchange rates in effect during the period. Translation adjustments that arise from translating a foreign subsidiary’s financial statements from the functional currency to U.S. dollars are reflected in accumulated other comprehensive income in the consolidated balance sheets.

      Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those transactions which operate as a hedge of a foreign currency investment position, are included in the results of operations as incurred.

Net Income Per Share

      Basic net income per share is computed using the weighted average common shares outstanding during the period. Diluted net income per share is computed using the average share price during the period when calculating the dilutive effect of stock options. Options to purchase 760,950 shares of common stock of the Company at an exercise price of $54.22 were outstanding during 1999 but were not included in the computation of diluted shares outstanding, as inclusion would have resulted in antidilution. Shares outstanding were as follows:

	For the Year Ended December 31,

	1999	1998	1997

Weighted average common shares outstanding	66,922,844	66,947,135	66,304,770

Dilutive effect of stock options	820,308	1,076,240	1,943,313

Diluted shares outstanding	67,743,152	68,023,375	68,248,083

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates

      The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Generally, assets and liabilities subject to estimation and judgment include amounts related to unsettled pricing discussions with customers and suppliers, pension and other postretirement costs (Note 12), plant consolidation and reorganization reserves (Notes 5 and 6), self-insurance accruals, asset valuation reserves and accruals related to litigation and environmental remediation costs. Management does not believe that the ultimate settlement of any such assets or liabilities will materially affect the Company’s financial position or future results of operations.

(3)  Acquisitions and Sales

1999 Acquisitions

UT Automotive

      In May 1999, the Company acquired UT Automotive, Inc., a wholly owned operating segment of United Technologies Corporation (“UT Automotive”), for approximately $2.3 billion, net of cash acquired. UT Automotive was a supplier of electrical, electronic, motor and interior products and systems to the global automotive industry. Headquartered in Dearborn, Michigan, UT Automotive had 1998 annual sales of approximately $3.0 billion, 44,000 employees and 90 facilities in 18 countries.

      The UT Automotive Acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed have been reflected in the accompanying consolidated balance sheet as of December 31, 1999. The operating results of UT Automotive have been included in the consolidated financial statements of the Company since the date of acquisition. The consideration paid to the former owner of UT Automotive was increased by $79.9 million in the third quarter of 1999 to reflect a revised estimate of the working capital acquired. Further, the allocation of the purchase price was revised in the fourth quarter of 1999, resulting in a decrease in goodwill of $77.2 million from the original allocation. The decrease was primarily due to a revision of $52.0 million of amounts recorded related to property, plant and equipment. Such revision was based on an appraisal of the property, plant and equipment. The purchase price and related allocation are as follows (in millions):

Consideration paid to former owner, net of cash acquired of $83.5 million	$2,296.4

Debt assumed	9.0

Estimated fees and expenses	8.2

Cost of acquisition	$2,313.6

Property, plant and equipment	$685.0

Value assigned to assets sold	310.0

Net working capital	106.6

Other assets purchased and liabilities assumed, net	(20.0)

Goodwill	1,232.0

Total cost allocation	$2,313.6

      The purchase price and related allocation may be revised up to one year from the date of acquisition, as a result of obtaining additional information regarding liabilities assumed, including contingent liabilities, and revisions of preliminary estimates of fair values made at the date of purchase. Additionally, the Company has not finalized plans for the restructuring of certain acquired operations. The restructuring plans include potential plant closings and the termination or relocation of employees. While there may be revisions, the

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company does not know whether there will be a material change as additional information on issues such as those noted above is not available at this time. The final purchase price and related allocation will be completed by the end of April 2000. See Note 4 for pro forma financial information.

Other 1999 Acquisitions

      In September 1999, the Company purchased Donnelly Corporation’s fifty-percent interest in Lear-Donnelly Overhead Systems, L.L.C. (“Lear-Donnelly”), the joint venture in which the two automotive suppliers had been equal partners. The joint venture had been formed in 1997, with Donnelly and Lear contributing certain assets. Lear-Donnelly designed and manufactured overhead systems for the automotive industry, and its product line included headliners, sun visors, lighting and overhead consoles.

      In April 1999, the Company purchased certain assets of Peregrine Windsor, Inc., a division of Peregrine Incorporated (“Peregrine”). Peregrine produced just-in-time seat assemblies and door panels for several General Motors models.

      In February 1999, the Company purchased Polovat and the automotive business of Ovatex. Polovat and Ovatex supplied flooring and acoustic products for the automotive market. The acquired operations have three plants in Poland and two plants in Italy and employ more than 600 people.

      The Lear-Donnelly, Peregrine, Polovat and Ovatex acquisitions were accounted for as purchases, and accordingly, the assets purchased and liabilities assumed have been reflected in the accompanying balance sheet as of December 31, 1999. The operating results of the acquired companies have been included in the consolidated financial statements of the Company since the date of each acquisition. The aggregate cash paid for these acquisitions was $134.5 million, with funds provided by borrowings under the Company’s primary credit facilities (Note 10). The pro forma effects of these acquisitions would not be materially different from reported results.

Sale of Electric Motor Systems

      In June 1999, the Company completed the sale of the recently acquired Electric Motor Systems (“EMS”) business to Johnson Electric Holdings Limited for $310 million. Lear acquired the EMS business in conjunction with the acquisition of UT Automotive. The EMS business was sold for an amount that was approximately equal to the fair value which had been allocated to the EMS business at the date of acquisition. As such, no gain or loss on the sale was recognized. Although the sale of the EMS business qualified as a discontinued operation, the results of the EMS business operations during the ownership period were not material and are included in other expense, net. See Note 4 for pro forma financial information.

1998 Acquisitions

Delphi Seating Systems

      In September 1998, the Company purchased the seating business of Delphi Automotive Systems, a division of General Motors Corporation (“Delphi Seating”). Delphi Seating was a leading supplier of seat systems to General Motors with sixteen facilities located throughout ten countries. The aggregate purchase price for the acquisition of Delphi Seating (the “Delphi Acquisition”) was $246.6 million. Funds for the Delphi Acquisition were provided by borrowings under the Company’s then existing credit agreements (Note 10).

      The Delphi Seating acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed have been reflected in the accompanying consolidated balance sheets. The operating results of Delphi Seating have been included in the consolidated financial statements of the Company since the date of acquisition. The purchase price and related allocation was finalized in August 1999 and resulted in

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an increase in goodwill of $28.0 million from the preliminary allocation as of December 31, 1998. The increase was primarily due to the revision of amounts recorded of approximately $13.3 million related to loss contracts existing at the date of acquisition to provide products to its customers at selling prices which are not sufficient to cover the direct costs to produce such products and a decrease of approximately $12.1 million in the amount allocated to the fixed assets acquired to reflect the final determination of their fair value. The final purchase price and related allocation are as follows (in millions):

Consideration paid to former owner, net of cash acquired of $6.0 million	$242.9

Debt assumed	.5

Fees and expenses	3.2

Cost of acquisition	$246.6

Property, plant and equipment	$38.7

Net working capital	12.5

Other assets purchased and liabilities assumed, net	(28.9)

Goodwill	224.3

Total cost allocation	$246.6

      See Note 4 for pro forma financial information.

Other 1998 Acquisitions

      In May 1998, the Company acquired, in separate transactions, Gruppo Pianfei S.r.L. (“Pianfei”), Strapazzini Resine S.r.L. (“Strapazzini”) and the A.W. Chapman Ltd. and A.W. Chapman Belgium NV subsidiaries of the Rodd Group Limited (“Chapman”). Each of the acquired companies was a supplier of automotive interiors to the European automotive market. These acquisitions were accounted for as purchases, and accordingly, the assets purchased and liabilities assumed have been reflected in the accompanying consolidated balance sheets. The operating results of these acquired companies have been included in the consolidated financial statements of the Company since the date of each acquisition. The aggregate cash paid for these acquisitions was $115.3 million, with funds provided by borrowings under the Company’s then existing credit agreements (Note 10). The pro forma effects of these acquisitions would not be materially different from reported results.

1997 Acquisitions

      In August 1997, the Company acquired the Seat Sub-Systems Unit of ITT Automotive, a division of ITT Industries (“ITT Seat Sub-Systems”). ITT Seat Sub-Systems was a North American supplier of power seat adjusters and power recliners.

      In July 1997, the Company acquired certain equity and partnership interests in Keiper Car Seating GmbH & Co. and certain of its subsidiaries and affiliates (collectively, “Keiper Seating”) for approximately $252.5 million. Keiper Seating was a leading supplier of automotive vehicle seat systems with operations in Germany, Italy, Hungary, Brazil and South Africa.

      As part of the Keiper Seating acquisition, the Company acquired a 25% ownership interest in Euro American Seating Corporation (“EAS”). On December 12, 1997, the Company acquired the remaining 75% of EAS. EAS was a supplier of automotive seat systems to original equipment manufacturers.

      In June 1997, the Company acquired all of the outstanding shares of common stock of Dunlop Cox Limited (“Dunlop Cox”). Dunlop Cox, based in Nottingham, England, provided Lear with the ability to design and manufacture manual and electronically-powered automotive seat adjusters.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The ITT Seat Sub-Systems, Keiper Seating and Dunlop Cox acquisitions (collectively, the “1997 Acquisitions”) were accounted for as purchases, and accordingly, the assets purchased and liabilities assumed in the acquisitions have been reflected in the accompanying consolidated balance sheets. The operating results of the 1997 Acquisitions have been included in the consolidated financial statements of the Company since the date of each acquisition. Funds for the 1997 Acquisitions were provided by borrowings under the Company’s then existing credit agreements. The aggregate purchase price of the 1997 Acquisitions and final allocation, which were not materially different than preliminary estimates, were as follows (in millions):

Consideration paid to former owners, net of cash acquired of $9.2 million	$332.2

Deferred purchase price	28.1

Debt assumed	4.4

Fees and expenses	3.5

Cost of acquisitions	$368.2

Property, plant and equipment	$85.0

Net working capital	12.5

Other assets purchased and liabilities assumed, net	(4.9)

Goodwill	275.6

Total cost allocation	$368.2

      The pro forma effects of these acquisitions would not be materially different from reported results.

(4)  Pro Forma Financial Information

      The following pro forma financial information is presented to illustrate the estimated effect of the Transactions, as if such Transactions had occurred as of January 1, 1998.

      The Transactions are:

•	the acquisition of Delphi Seating;

•	the acquisition of UT Automotive;

•	the sale of EMS and the application of the proceeds therefrom;

•	the amendment and restatement of the Company’s existing senior credit facility in connection with the acquisition of UT Automotive;

•	borrowings under the Company’s new senior credit facilities, which it entered into in May 1999, in connection with the acquisition of UT Automotive; and

•	the offering and sale of the Company’s 7.96% Senior Notes due 2005 and 8.11% Senior Notes due 2009 and the application of the net proceeds therefrom in May 1999.

	For the Year Ended December 31, 1999

		UT	Operating and		Elimination	Operating and
	Lear	Automotive	Financing		of EMS	Financing
	Historical	Historical(1)	Adjustments		Historical(3)	Adjustments	Pro Forma

	(Unaudited; in millions, except per share data)

Net sales	$12,428.8	$1,091.1	$—		$(114.9)	$—	$13,405.0

Net income	257.1	36.4	(41.3	)(4)	(6.1)	6.1 (7)	252.2

Basic net income per share	3.84						3.77

Diluted net income per share	3.80						3.72

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31, 1998

		UT	Operating and		Delphi
	Lear	Automotive	Financing		Seating
	Historical	Historical(1)	Adjustments		Historical(2)

	(Unaudited; in millions, except per share data)

Net sales	$9,059.4	$2,900.3	$—		$777.3

Net income	115.5	80.1	(125.9	)(4)	(133.9)

Basic net income per share	1.73

Diluted net income per share	1.70

[Additional columns below]

[Continued from above table, first column(s) repeated]

	For the Year Ended December 31, 1998

	Operating and		Elimination	Operating and
	Financing		of EMS	Financing
	Adjustments		Historical(3)	Adjustments	Pro Forma

	(Unaudited; in millions, except per share data)

Net sales	$(108.3	)(5)	$(351.1)	$—	$12,277.6

Net income	59.8	(6)	(16.2)	12.6 (7)	(8.0)

Basic net income per share					(.12)

Diluted net income per share					(.12)

(1)	The UT Automotive historical information represents amounts derived from the audited results of operations for the year ended December 31, 1998 and the unaudited results of operations for the period from January 1, 1999 through May 4, 1999, the date on which UT Automotive was acquired by the Company.

(2)	The Delphi Seating historical information represents amounts derived from the unaudited results of operations for the period from January 1, 1998 through September 1, 1998, the date on which Delphi Seating was acquired by the Company.

(3)	The EMS historical information represents amounts derived from the unaudited results of operations for the period from January 1, 1999 through June 25, 1999, the date on which EMS was sold by the Company, and the fiscal year ended December 31, 1998. The EMS business was sold for an amount that was approximately equal to the fair value which had been allocated to the EMS business at the date of acquisition. As such, no gain or loss on the sale was recognized.

(4)	The Operating and Financing Adjustments that resulted from the acquisition of UT Automotive include:

	Year Ended
	December 31,

	1999	1998

Amortization of goodwill from the acquisition of UT Automotive (over 40 years)	$7.0	$21.2

Incremental interest expense incurred as a result of the acquisition of UT Automotive	52.8	161.0

Impact on tax provision due to incremental interest expense	(18.5)	(56.3)

Net impact of adjustments on net income	$41.3	$125.9

(5)	The adjustment to net sales reflects the elimination of intercompany sales between the Company and Delphi Seating.

(6)	The Delphi Seating pro forma financial data does not reflect adjustments for the anticipated results of certain activities and actions that the Company feels will benefit continuing operations, as such adjustments represent adjustments to the historical operating results of Delphi Seating. These adjustments were determined using allocation methods consistent with those used in deriving Delphi Seating’s audited financial statements and include operating losses of approximately $27.3 million related to plants closed by the former owner prior to the date of acquisition where the Company did not acquire or assume any of the related obligations, a charge of approximately $15.3 million related to employee benefit obligations which were not assumed by the Company and charges of approximately $56.1 million related to general corporate allocations which had previously been allocated by the former owner. Based upon the Company’s experience of operating Delphi Seating since September 1, 1998, the Company believes that a

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reasonable estimate of Delphi Seating’s general corporate costs on a stand-alone basis would have been approximately $15.4 million.

      The Operating and Financing Adjustments that resulted from the acquisition of Delphi Seating include:

Year Ended
December 31,
1998

Amortization of goodwill from the acquisition of Delphi Seating (over 40 years)	$3.2

Incremental interest expense incurred as a result of the acquisition of Delphi Seating	9.0

Capitalization of fixed asset purchases originally expensed	(31.2)

Depreciation expense on fixed assets previously written off	8.9

Impact on tax provision due to utilization of domestic Delphi losses against the Company’s pre-tax income	(49.7)

Net impact of adjustments on net income	$59.8

(7)  The Operating and Financing Adjustments that resulted from the sale of EMS include:

	Year Ended
	December 31,
	1998

	1999	1998

Reduction of interest expense incurred as a result of the sale of EMS	$9.4	$19.4

Impact on tax provision due to reduction of interest expense	(3.3)	(6.8)

Net impact of adjustments on net income	$6.1	$12.6

      The pro forma information above does not purport to be indicative of the results that actually would have been achieved if the Transactions had occurred prior to the years presented and is not intended to be a projection of future results or trends.

(5)  Restructuring and Other Charges (Credits)

      In the fourth quarter of 1998, the Company began to implement a restructuring plan designed to lower its cost structure and improve the long-term competitive position of the Company. As a result of this restructuring plan, the Company recorded pre-tax charges of $133.0 million, consisting of $110.5 million of restructuring charges and $22.5 million of other charges. Included in this total are the costs to consolidate the Company’s European operations of $78.9 million, charges resulting from the consolidation of certain manufacturing and administrative operations in North and South America of $31.6 million, other asset impairment charges of $15.0 million and contract termination fees and other of $7.5 million.

      The Company has procedures in place to monitor variances from the costs included in the original restructuring plan. As a result, during 1999, the Company made adjustments to the original restructuring provision, resulting in net restructuring credits of approximately $10.1 million. Adjustments are attributable to several factors including severance benefits in excess of amounts originally accrued, reduced severance benefits due to employee reductions attained through attrition, sub-lessor arrangements and decisions to delay or cancel certain actions. Additionally, during 1999, the Company expensed as incurred approximately $5.7 million of employee and equipment relocation costs incurred in connection with the implementation of the restructuring plan. The net effect of the adjustments to the original restructuring provision and the costs expensed as incurred is reflected as restructuring and other charges (credits) in the consolidated statement of income for 1999.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The consolidation of the European operations included the closing of six manufacturing facilities and two administrative offices. With the exception of two manufacturing facilities, all facilities were closed as of December 31, 1999. An additional closure is expected to occur in the first quarter of 2000. In the fourth quarter of 1999, the final closure and the related termination of 280 employees at a European facility was delayed until the third quarter of 2001 due to a request from the Company’s customer to continue supplying product until that time. The Company notified union and government officials and took other appropriate actions in the fourth quarter of 1999 as a result of the decision to delay the closure and related terminations. Further, in the fourth quarter of 1999, the Company cancelled the termination of certain manufacturing and engineering personnel in Italy and Germany due to increased demand for the related programs. As a result, the Company reduced the restructuring accrual related to severance and asset impairments by $3.1 million and $2.1 million, respectively. There have been no other significant changes to the original restructuring plan.

      The majority of the European countries in which the Company operates have statutory requirements with regards to the minimum severance payments that must be made to employees upon termination. The Company accrued $37.7 million of severance costs for approximately 210 salaried and 1,040 hourly employees under SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” as of December 31, 1998, as the Company anticipated this to be the minimum aggregate severance payments that will be made in accordance with these statutory requirements. The accrual of $37.7 million of severance costs recorded under SFAS No. 112 included employees in two countries, Italy and Sweden. The accrual in Italy included $5.3 million for 220 manufacturing and support personnel and $1.7 million for 131 engineering and administrative personnel of which 147 and 87, respectively, were terminated as of December 31, 1999, and of which 3 and 44, respectively, will no longer be severed. The remaining terminations will be completed in the first quarter of 2000. The accrual in Sweden included $27.7 million for 820 manufacturing and support personnel and $3.0 million for 79 engineering and administrative personnel of which 570 and 49, respectively, were terminated as of December 31, 1999.

      In addition, the Company accrued $5.5 million for separation pay for approximately 450 employees at other European locations where the individuals had been notified of their planned termination as of December 31, 1998. Of these employees, 426 were terminated as of December 31, 1999. The remaining 24 employees are in Germany and will not be severed. The European consolidation also resulted in lease cancellation costs with a net present value of $22.1 million and asset impairment charges of $11.7 million. The asset impairment charges included a $3.6 million write-down to fair value less disposal costs of land and buildings based upon appraisals and a $8.1 million write-down to fair value less disposal costs of machinery and equipment made obsolete or redundant due to the decision to close or consolidate European facilities. Other costs incurred to consolidate these facilities amount to $1.9 million, consisting mainly of government grant repayments.

      The consolidation of the North and South American operations included the closing of two manufacturing facilities in North America and three manufacturing facilities in South America. Management feels that these consolidations better position the Company in terms of capacity, location and utilization. The charge consisted of severance of $5.2 million for approximately 470 employees notified prior to December 31, 1998, a $6.5 million write-down of assets to their fair value less disposal costs, lease cancellation costs of $4.5 million and other costs to close the facilities of $.4 million. The asset impairment charges included a $2.1 million write-down to fair value less disposal costs of land and buildings based upon appraisals and a $4.4 million write-down to fair value less disposal costs of machinery and equipment made obsolete or redundant due to the decision to close or consolidate facilities. As of December 31, 1999, all facilities were closed and all terminations were completed.

      The Company also implemented a plan to consolidate certain administrative functions and to reduce the U.S. salaried workforce. The Company recorded a charge of $15.0 million for severance and benefits related to approximately 830 salaried employees who were notified that their positions were being eliminated and were

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

presented with severance packages that they would receive upon their departure from the Company. As of December 31, 1999, all terminations were completed.

      The Company reevaluated the carrying value of its long-lived assets as a result of changes in the economic condition of certain countries in which the Company operates and the consolidation of specific operations in North and South America. The carrying values of those assets were determined to be impaired as the separately identifiable, anticipated, undiscounted future cash flows from such assets were less than their respective carrying values. The resulting asset impairment charges of $15.0 million, included in other charges, consist of a valuation allowance on the collectibility of a note receivable from a South American supplier of $6.5 million, the write-down of equipment of $5.6 million and the write-down of costs related to the termination of an information systems project of $2.9 million.

      The costs of contract termination fees and other of $7.5 million are comprised primarily of a contract termination penalty related to a sales representation contract.

      The following table summarizes the restructuring and other charges (in millions):

			Utilized
	Original	1999			Accrual at
	Provision	Adjustments	Cash	Noncash	Dec. 31, 1999

European Operations Consolidation:

Severance	$43.2	$(2.4)	$(28.3)	$—	$12.5

Asset impairments	11.7	(3.2)	—	(8.5)	—

Lease cancellation costs	22.1	(.1)	(3.7)	—	18.3

Other closure costs	1.9	2.5	(4.4)	—	—

North and South America Operations Consolidation:

Severance	20.2	1.3	(20.1)	—	1.4

Asset impairments	6.5	.7	—	(7.2)	—

Lease cancellation costs	4.5	(3.7)	(.8)	—	—

Other closure costs	.4	.6	(1.0)	—	—

Other charges:

Asset impairments	15.0	.1	(.5)	(14.6)	—

Other	7.5	(.2)	(7.3)	—	—

Total	$133.0	$(4.4)	$(66.1)	$(30.3)	$32.2

(6)  Restructuring Charges Related to 1998 Acquisitions

Pianfei, Strapazzini and Chapman

      During the second quarter of 1998, the Company began to implement restructuring plans designed to integrate the operations of recently acquired Pianfei, Strapazzini and Chapman, which was finalized during the second quarter of 1999. As a result of these restructuring plans, the Company recorded an adjustment to the original purchase price allocations of $24.1 million, consisting of $12.2 million of lease cancellation costs, $6.8 million of asset impairment charges and $5.1 million of severance costs. The asset impairment charges represent the write-down to fair value less disposal costs of machinery and equipment made obsolete or redundant due to the decision to close or exit facilities. The plans originally called for the termination of 503 employees and the closure of or exit from six facilities. Favorable business conditions have prompted the Company to remain at one of the facilities. As a result, the related restructuring accrual and goodwill were reduced in the fourth quarter of 1999, and the plans now call for the termination of 342 employees, of which 336 were terminated as of December 31, 1999, and the closure of or exit from five facilities, of which four were closed or vacated as of December 31, 1999. The remaining employee terminations and facility closure are

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected to be completed by the third quarter of 2000. The following table summarizes the restructuring activity related to these acquisitions (in millions):

			Utilized		Accrual at
	Original				December 31,
	Adjustment	Adjustments	Cash	Noncash	1999

Lease cancellation costs	$12.2	$(.8)	$(9.4)	$—	$2.0

Asset impairment	6.8	(.7)	—	(6.1)	—

Severance	5.1	(1.7)	(2.9)	—	.5

Total	$24.1	$(3.2)	$(12.3)	$(6.1)	$2.5

Delphi Seating

      During the third quarter of 1998, the Company began to implement restructuring plans designed to integrate the operations of Delphi Seating, which were finalized during the third quarter of 1999. As a result of these restructuring plans, the Company recorded an adjustment to the original purchase price allocation of $10.6 million. The adjustment consisted of $3.2 million of severance costs, $3.3 million of asset impairment charges, $2.5 million of lease cancellation costs and $1.6 million of other costs, consisting mainly of government grant repayments. The asset impairment charges represent the write-down to fair value less disposal costs of equipment made obsolete or redundant due to the decision to close or exit facilities. The plan originally called for the termination of 796 employees and the closure of or exit from four facilities, of which all were closed or vacated as of December 31, 1999. As a result of the Company’s ability to relocate certain of the employees, the plan calls for the termination of 434 employees, of which 410 were terminated as of December 31, 1999. The remaining employee terminations are expected to be completed by the second quarter of 2000. The following table summarizes the restructuring activity related to the Delphi Seating acquisition (in millions):

		Utilized		Accrual at
	Original			December 31,
	Adjustment	Cash	Noncash	1999

Lease cancellation costs	$2.5	$(1.5)	$—	$1.0

Asset impairment	3.3	—	(3.3)	—

Severance	3.2	(1.6)	—	1.6

Other	1.6	(.2)	—	1.4

Total	$10.6	$(3.3)	$(3.3)	$4.0

(7)  Secondary Public Stock Offerings

      In June 1997, the Company’s then-largest stockholders, certain merchant banking partnerships affiliated with Lehman Brothers Holdings, Inc., (the “Lehman Funds”), sold all 10,284,854 of their remaining shares of common stock of Lear in a secondary offering. Prior to the offering, the Lehman Funds held approximately 16% of the outstanding common stock of the Company. The Company received no proceeds from the sale of these shares.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)  Investments in Affiliates

      The investments in affiliates, which are accounted for using the equity method, are as follows:

	Percent Beneficial
	Ownership as of
	December 31,

	1999	1998	1997

Lear Furukawa Corporation	51%	—%	—%

Sommer Masland U.K. Ltd.	—	50	50

Industrias Cousin Freres, S.L. (Spain)	50	50	50

Lear — Donnelly Overhead Systems, L.L.C.	—	50	50

SALBI, A.B. (Sweden)	50	50	50

Detroit Automotive Interiors, L.L.C.	49	49	49

Autoform Kunstoffteile GmbH (Germany)	49	49	—

North American Interiors, L.L.C.	49	—	—

Autoform Kunstoffteile GmbH & Co. KG (Germany)	48	48	—

NTTF Industries Ltd. (India)	46	—	—

Saturn Electronics Texas, L.L.C.	44	—	—

Interiores Automotrices Summa, S.A. de C.V. (Mexico)	40	40	40

Lear-Air International Holdings Pty Ltd. (Australia)	40	—	—

U.P.M. S.r.L. (Italy)	39	39	—

Markol Otomotiv Yan Sanayi Ve Ticaret A.S. (Turkey)	35	35	35

Pianfei Glass S.A. (Spain)	35	35	—

Jiangxi Jiangling Lear Interior Systems Co., Ltd. (China)	33	33	33

Guildford Kast Plastifol Dynamics, Ltd. (U.K.)	—	33	33

Precision Fabrics Group	29	29	29

Interni S.A. (Brazil)	25	25	—

Pacific Trim Corporation Ltd. (Thailand)	—	—	20

      The aggregate investment in affiliates was $54.9 million and $73.9 million as of December 31, 1999 and 1998, respectively.

      Summarized group financial information for affiliates accounted for under the equity method as of December 31, 1999 is as follows (unaudited, in millions):

	December 31,

	1999	1998

Balance sheet data:

Current assets	$120.0	$162.0

Non-current assets	88.9	137.0

Current liabilities	75.5	128.9

Non-current liabilities	41.2	54.2

	Year Ended December 31,

	1999	1998	1997

Income statement data:

Net sales	$335.4	$579.4	$493.2

Gross profit	44.1	80.0	75.4

Income (loss) before provision for income taxes	17.0	(.1)	25.2

Net income (loss)	11.7	(1.6)	20.3

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company had sales to affiliates of approximately $32.0 million, $62.9 million and $28.1 million for the years ended December 31, 1999, 1998 and 1997, respectively. Dividends of approximately $1.8 million, $2.3 million and $3.9 million were received by the Company for the years ended December 31, 1999, 1998 and 1997, respectively.

      Lear Furukawa Corporation is accounted for under the equity method; as shareholder resolutions require a two-thirds majority vote, Lear does not control this affiliate.

      During 1999, the Company acquired Donnelly Corporation’s 50% interest in Lear — Donnelly Overhead Systems, L.L.C. (Note 3). In addition, during 1999, the Company sold its interest in Sommer Masland U.K. Ltd. and Guildford Kast Plastifol Dynamics, Ltd. (U.K.). Finally, during 1999, the Company contributed the equity of Lear Corporation Australia Pty Ltd. for a 40% interest in Lear-Air International Holdings Pty Ltd. (Australia). An outside party contributed capital for the remaining 60% interest in the holding company.

      During 1998, the Company increased its ownership of General Seating of America, Inc., General Seating of Canada, Ltd. and Lear Corporation Thailand. As a result of these ownership increases, the Company acquired majority control and included the results of operations and financial position of these entities in its consolidated financial statements from the date of majority control.

(9)  Short-Term Borrowings

      Lear utilizes uncommitted lines of credit to satisfy short-term working capital requirements. At December 31, 1999, the Company had unsecured lines of credit available from banks of approximately $340 million, subject to certain restrictions imposed by the primary credit facilities (Note 10). Weighted average interest rates on the outstanding borrowings at December 31, 1999 and 1998 were 6.6% and 4.7%, respectively.

(10)  Long-Term Debt

      Long-term debt is comprised of the following (in millions):

	December 31,

	1999	1998

Credit facilities	$1,506.7	$970.3

Other	145.7	173.6

	1,652.4	1,143.9

Less — Current Portion	63.6	16.5

	1,588.8	1,127.4

8.11% Senior Notes, due 2009	800.0	—

7.96% Senior Notes, due 2005	600.0	—

9.50% Subordinated Notes, due 2006	200.0	200.0

8.25% Subordinated Notes, due 2002	136.0	136.0

	1,736.0	336.0

Long-Term Debt	$3,324.8	$1,463.4

      The purchase price for the acquisition of UT Automotive was financed by borrowings under the Company’s primary credit facilities. In connection with the acquisition, the Company amended and restated its $2.1 billion senior credit facility and entered into new senior credit facilities. The $2.1 billion amended and restated senior credit facility matures on September 30, 2001. The new senior credit facilities consist of a

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$500 million revolving credit facility which matures on May 4, 2004, a $500 million term loan having scheduled amortization beginning on October 31, 2000 and a final maturity on May 4, 2004 and a $1.4 billion interim term loan. The $310 million proceeds from the sale of the EMS business were used to reduce borrowings under the $2.1 billion senior credit facility.

      On May 18, 1999, the Company issued $1.4 billion aggregate principal amount of senior notes, the proceeds of which were used to repay the interim term loan. The offering included $800 million in aggregate principal amount of ten-year notes bearing interest at an annual rate of 8.11% and $600 million in aggregate principal amount of six-year notes bearing interest at an annual rate of 7.96%. Interest on the senior notes is payable on May 15 and November 15 of each year. The senior notes were not registered under the Securities Act of 1933, as amended. On December 15, 1999, the Company completed an exchange offer of the senior notes for substantially identical notes registered under the Securities Act of 1933, as amended.

      The senior notes are senior unsecured obligations of Lear and rank pari passu in right of payment with all of Lear’s existing and future unsubordinated unsecured indebtedness. Lear’s obligations under the senior notes are guaranteed, on a joint and several basis, by certain of its domestic subsidiaries. Lear’s primary credit facilities are guaranteed by the same domestic subsidiaries that guarantee Lear’s obligations under the senior notes and are secured by the pledge of all or a portion of the capital stock of certain of its significant subsidiaries. Pursuant to the terms of the primary credit facilities, the guarantees and stock pledges shall be released when and if Lear achieves a certain leverage ratio or its senior long-term unsecured debt rating is at or above “BBB-” from Standard & Poor’s Ratings Group or at or above “Baa3” from Moody’s Investors Service, Inc. and certain other conditions are satisfied. In the event that any such subsidiary ceases to be a guarantor under the primary credit facilities, such subsidiary will be released as a guarantor of the senior notes. Lear may redeem all or part of either series of the senior notes, at its option, at any time, at the redemption price equal to the greater of (a) 100% of the principal amount of the notes to be redeemed or (b) the sum of the present values of the remaining scheduled payments of principal and interest thereon from the redemption date to the maturity date discounted to the redemption date on a semiannual basis at the applicable treasury rate plus 50 basis points, in each case, together with any interest accrued but not paid to the date of the redemption.

      The primary credit facilities contain numerous restrictive covenants relating to the maintenance of certain financial ratios and to the management and operation of the Company. The covenants include, among other restrictions, limitations on indebtedness, guarantees, mergers, acquisitions, fundamental corporate changes, asset sales, investments, loans and advances, liens, dividends and other stock payments, transactions with affiliates and optional payments and modification of debt instruments. The senior notes also contain covenants restricting the ability of Lear and its subsidiaries to incur liens and to enter into sale and leaseback transactions and restricting the ability of Lear to consolidate with, to merge with or into or to sell to or otherwise dispose of all or substantially all of its assets to any person.

      As of December 31, 1999, the Company had $1.5 billion outstanding under the primary credit facilities and $52 million committed under outstanding letters of credit, resulting in approximately $1.5 billion unused and available. The weighted average interest rate across all currencies was approximately 6.6% and 5.4% at December 31, 1999 and 1998, respectively. Borrowings and repayments under the primary credit facilities were as follows (in millions):

Year	Borrowings	Repayments

1999	$9,274.3	$8,701.8

1998	3,994.8	3,677.8

1997	3,422.3	3,260.3

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Other senior debt at December 31, 1999 is principally made up of amounts outstanding under U.S. term loans, industrial revenue bonds and capital leases.

      The 8.25% Subordinated Notes, due in 2002, require interest payments semi-annually on February 1 and August 1 and became callable at par on February 1, 1999. The 9.50% Subordinated Notes, due in 2006, require interest payments semi-annually on January 15 and July 15 and are callable at par beginning July 15, 2001. The indentures related to the Company’s subordinated debt restrict the Company’s ability to, among other things, incur additional indebtedness, declare dividends, create liens, make investments and advances and sell assets.

      In July 1997, the Company redeemed all of its 11.25% Senior Subordinated Notes at par with borrowings under the Company’s then existing credit agreements. The accelerated amortization of deferred financing fees related to the notes totaled approximately $1.6 million. This amount, net of the related tax benefit of $.6 million, has been reflected as an extraordinary loss in the consolidated statement of income in 1997.

      The scheduled maturities of long-term debt at December 31, 1999 for the five succeeding years are as follows (in millions):

Year	Maturities

2000	$63.6

2001	685.8

2002	128.1

2003	289.6

2004	576.9

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)  National Income Taxes

      A summary of income before provision for national income taxes and components of the provision for national income taxes is as follows (in millions):

	Year Ended December 31,

	1999	1998	1997

Income before provision for national income taxes, minority interests in consolidated subsidiaries, equity in net (income) loss of affiliates and extraordinary item:

Domestic	$208.0	$98.9	$213.2

Foreign	235.0	115.9	132.6

	$443.0	$214.8	$345.8

Domestic provision for national income taxes:

Current provision	$109.5	$72.7	$109.8

Deferred —

Deferred benefit	(39.9)	(14.2)	(18.3)

Benefit of previously unbenefitted net operating loss carryforwards	—	—	(5.9)

	(39.9)	(14.2)	(24.2)

Total domestic provision	69.6	58.5	85.6

Foreign provision for national income taxes:

Current provision	85.2	58.1	65.1

Deferred —

Deferred provision (benefit)	36.8	(17.4)	(1.9)

Benefit of previously unbenefitted net operating loss carryforwards	(17.6)	(5.3)	(5.7)

	19.2	(22.7)	(7.6)

Total foreign provision	104.4	35.4	57.5

Provision for national income taxes	$174.0	$93.9	$143.1

      The differences between tax provisions calculated at the United States Federal statutory income tax rate of 35% and the consolidated national income tax provision are summarized as follows (in millions):

	Year Ended December 31,

	1999	1998	1997

Income before provision for national income taxes, minority interests in consolidated subsidiaries, equity in net (income) loss of affiliates and extraordinary item multiplied by the United States Federal statutory rate	$155.1	$75.2	$121.0

Differences between domestic and effective foreign tax rates	(22.4)	6.4	3.9

Net operating losses not tax benefited	49.0	14.3	10.2

Decrease in valuation allowance	—	(.3)	(3.6)

Foreign subsidiary basis adjustment	—	(13.9)	—

Amortization of goodwill	20.0	13.5	12.4

Utilization of net operating losses	(17.0)	(5.6)	(5.6)

Other	(10.7)	4.3	4.8

	$174.0	$93.9	$143.1

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred national income taxes represent temporary differences in the recognition of certain items for income tax and financial reporting purposes. The components of the net deferred national income tax (asset) liability are summarized as follows (in millions):

	December 31,

	1999	1998

Deferred national income tax liabilities:

Long-term asset basis differences	$120.5	$52.5

Deferred finance fees	1.1	1.7

Recoverable customer engineering and tooling	48.8	50.2

Other	13.6	13.7

	184.0	118.1

Deferred national income tax assets:

Tax credit carryforwards	(28.2)	—

Tax loss carryforwards	(135.5)	(128.0)

Retirement benefit plans	(36.9)	(28.6)

Accruals	(81.0)	(97.5)

Self-insurance reserves	(22.6)	(12.4)

Asset valuations	(36.2)	(.8)

Minimum pension liability	(3.1)	(6.4)

Deferred compensation	(2.7)	(2.0)

Other	(.3)	(6.2)

	(346.5)	(281.9)

Valuation allowance	98.1	95.6

	(248.4)	(186.3)

Net deferred national income tax asset	$(64.4)	$(68.2)

      Deferred national income tax assets have been fully offset by a valuation allowance in certain foreign tax jurisdictions due to a history of operating losses. The classification of the net deferred national income tax asset is summarized as follows (in millions):

	December 31,

	1999	1998

Deferred national income tax assets:

Current	$(126.8)	$(100.7)

Long-term	(1.9)	(13.5)

Deferred national income tax liabilities:

Current	47.5	7.0

Long-term	16.8	39.0

Net deferred national income tax asset	$(64.4)	$(68.2)

      Deferred national income taxes have not been provided on the undistributed earnings of the Company’s foreign subsidiaries as such amounts are either considered to be permanently reinvested or would not create any additional U.S. tax upon repatriation. The cumulative undistributed earnings at December 31, 1999 on which the Company had not provided additional national income taxes were approximately $219.5 million.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 1999, the Company had tax loss carryforwards of $313.4 million which relate to certain foreign subsidiaries. Of the total loss carryforwards, $236.8 million has no expiration and $76.6 million expires in 2000 through 2007.

(12)  Pension and Other Postretirement Benefit Plans

      The Company has noncontributory defined benefit pension plans covering certain domestic employees and certain employees in foreign countries. The Company’s salaried plans provide benefits based on a five-year average earnings formula. Hourly pension plans provide benefits under flat benefit formulas. The Company also has contractual arrangements with certain employees which provide for supplemental retirement benefits. In general, the Company’s policy is to fund these plans based on legal requirements, tax considerations and local practices.

      The Company has postretirement plans covering a portion of the Company’s domestic and Canadian employees. The plans generally provide for the continuation of medical benefits for all eligible employees who complete 10 years of service after age 45 and retire from the Company at age 55 or older. The Company does not fund its postretirement benefit obligation. Rather, payments are made as costs are incurred by covered retirees.

      In accordance with SFAS No. 132, “Employers’ Disclosure about Pension and Other Postretirement Benefits,” the following tables provide a reconciliation of the change in benefit obligation, the change in plan assets and the net amount recognized in the consolidated balance sheets (based on a September 30 measurement date, in millions):

	December 31,

	Pension		Other Postretirement

	1999	1998	1999	1998

Change in benefit obligation:

Benefit obligation at beginning of year	$223.8	$201.0	$70.9	$70.2

Service cost	20.3	14.8	8.4	4.8

Interest cost	15.4	13.9	4.9	4.7

Amendments	4.6	.9	—	—

Actuarial (gain) loss	(15.7)	7.0	(1.6)	(9.4)

Acquisitions	6.7	—	4.2	3.9

Benefits paid	(10.9)	(7.1)	(4.5)	(1.9)

Curtailment gain	(1.8)	—	(.1)	—

Translation adjustment	4.4	(6.7)	1.2	(1.4)

Benefit obligation at end of year	$246.8	$223.8	$83.4	$70.9

Change in plan assets:

Fair value of plan assets at beginning of year	$138.1	$138.0	$—	$—

Actual return on plan assets	18.9	(6.6)	—	—

Employer contributions	14.6	18.8	4.5	1.9

Acquisitions	6.1	—	—	—

Benefits paid	(9.9)	(6.3)	(4.5)	(1.9)

Translation adjustment	3.9	(5.8)	—	—

Fair value of plan assets at end of year	$171.7	$138.1	$—	$—

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	Pension		Other Postretirement

	1999	1998	1999	1998

Funded status	$(75.1)	$(85.7)	$(83.4)	$(70.9)

Unrecognized net actuarial (gain) loss	(3.0)	21.7	(13.9)	(13.9)

Unrecognized net transition (asset) obligation	(2.2)	(2.4)	25.9	27.2

Unrecognized prior service cost	30.3	26.7	1.4	(2.9)

Net amount recognized	$(50.0)	$(39.7)	$(70.0)	$(60.5)

Amounts recognized in the consolidated balance sheets:

Prepaid benefit cost	$12.9	$12.2	$—	$—

Accrued benefit liability	(94.3)	(93.6)	(70.0)	(60.5)

Intangible asset	22.6	23.5	—	—

Deferred tax asset	3.1	6.4	—	—

Accumulated other comprehensive income	5.7	11.8	—	—

Net amount recognized	$(50.0)	$(39.7)	$(70.0)	$(60.5)

      In 1999, the Company recognized a curtailment gain of approximately $1.8 million and $.1 million with respect to pension and other postretirement benefits, respectively, in conjunction with the employee terminations associated with the restructuring plan (Note 5).

      The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $164.4 million, $158.2 million and $101.7 million, respectively, as of December 31, 1999, and $161.9 million, $156.8 million and $89.0 million, respectively, as of December 31, 1998.

      Components of the Company’s net periodic benefit costs are as follows (in millions):

	December 31,

	Pension			Other Postretirement

	1999	1998	1997	1999	1998	1997

Components of net periodic benefit cost:

Service cost	$20.3	$14.8	$14.7	$8.4	$4.8	$4.6

Interest cost	15.4	13.9	13.4	4.9	4.7	4.9

Expected return on plan assets	(11.2)	(10.8)	(8.9)	—	—	—

Amortization of actuarial (gain) loss	.4	(.2)	.1	(1.2)	(1.2)	(.3)

Amortization of transition (asset) obligation	(.4)	(.4)	(.3)	1.8	1.7	1.7

Amortization of prior service cost	2.4	2.3	2.4	(.2)	(.4)	.1

Curtailment (gain) loss	(.8)	—	—	.1	—	—

Net periodic benefit cost	$26.1	$19.6	$21.4	$13.8	$9.6	$11.0

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The actuarial assumptions used in determining the funded status information and net periodic benefit cost information shown above were as follows:

	December 31,

			Other
	Pension		Postretirement

	1999	1998	1999	1998

Weighted-average assumptions:

Discount rate:

Domestic plans	7 3/4%	6 3/4%	7 3/4%	6 3/4%

Foreign plans	5 1/2- 7%	6- 7%	7%	7%

Expected return on plan assets:

Domestic plans	8 1/4%	9%	N/A	N/A

Foreign plans	7%	7%	N/A	N/A

Rate of compensation increase:

Domestic plans	5 1/4%	4 1/4%	N/A	N/A

Foreign plans	3- 4 1/2%	3- 4 1/2%	N/A	N/A

      For measurement purposes, domestic health care costs were assumed to increase 8.25% in 2000, grading down over time to 5.75% in six years. Foreign health care costs were assumed to increase 6.3% in 2000, grading down over time to 4.7% in sixteen years.

      Assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement plans. A 1% rise in the assumed rate of healthcare cost increases each year would increase the postretirement benefit obligation as of December 31, 1999 by $13.8 million and increase the postretirement net periodic benefit cost by $2.6 million for the year ended December 31, 1999.

      The Company also sponsors defined contribution plans and participates in government sponsored programs in certain foreign countries. Contributions are determined as a percentage of each covered employee’s salary. The Company also participates in multi-employer pension plans for certain of its hourly employees and contributes to those plans based on collective bargaining agreements. The aggregate cost of the defined contribution and multi-employer pension plans charged to income was $14.3 million, $12.1 million and $10.4 million for the years ended December 31, 1999, 1998 and 1997, respectively.

(13)  Commitments and Contingencies

      The Company is involved in certain legal actions and claims arising in the ordinary course of business. The Company does not believe that these matters, either individually or in the aggregate, will have a material adverse effect on the Company’s consolidated financial position or future results of operations.

      The Company is subject to local, state, federal and foreign laws, regulations and ordinances, which govern activities or operations that may have adverse environmental effects and which impose liability for the costs of cleaning up certain damages resulting from past spills, disposal or other releases of hazardous wastes and environmental compliance. The Company’s policy is to comply with all applicable environmental laws and to maintain procedures to ensure compliance. However, the Company has been, and in the future may become, the subject of formal or informal enforcement actions or procedures. The Company has been named as a potentially responsible party or is voluntarily engaged in the cleanup of hazardous wastes at certain sites it owns, leases or operates, including certain properties acquired in the UT Automotive acquisition. Certain present and former properties of UT Automotive are subject to environmental liabilities which may be significant. The Company obtained certain agreements and indemnities with respect to possible environmental liabilities from United Technologies Corporation in connection with the acquisition of UT Automotive. While the Company does not believe that the environmental liabilities associated with its properties will have a

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

material adverse effect on its business, consolidated financial position or results of future operations, no assurances can be given in this regard.

      Approximately 107,000 of the Company’s workforce worldwide are subject to collective bargaining agreements. Relationships with all unions are good, and management does not anticipate any difficulties with respect to the agreements.

      Lease commitments at December 31, 1999 under noncancelable operating leases with terms exceeding one year are as follows (in millions):

2000	$48.7

2001	39.7

2002	32.8

2003	26.9

2004	22.7

2005 and thereafter	33.0

Total	$203.8

      The Company’s operating leases cover principally buildings and transportation equipment. Rent expense incurred under all operating leases and charged to operations was $56.2 million, $60.6 million and $37.8 million for the years ended December 31, 1999, 1998 and 1997, respectively.

(14)  Stock Option Plans

      The Company has four plans under which it has issued stock options, the 1992 Stock Option Plan, the 1994 Stock Option Plan, the 1996 Stock Option Plan and the Long-Term Stock Incentive Plan. Options issued to date under these plans generally vest over a three-year period and expire ten years from the original plan date.

      A summary of options transactions during each of the three years in the period ended December 31, 1999 is shown below:

	Stock Options	Price Range

Outstanding at December 31,1996	3,685,242	$1.29 - $33.00

Granted	554,000	$37.25

Expired or cancelled	(166,685)	$1.29 - $37.25

Exercised	(1,286,059)	$1.29 - $33.00

Outstanding at December 31, 1997	2,786,498	$1.29 - $37.25

Granted	880,350	$54.22

Expired or cancelled	(84,378)	$19.26 - $54.22

Exercised	(320,379)	$1.29 - $37.25

Outstanding at December 31, 1998	3,262,091	$5.00 - $54.22

Granted	1,059,350	$39.00

Expired or cancelled	(307,299)	$5.00 - $54.22

Exercised	(415,416)	$5.00 - $37.25

Outstanding at December 31, 1999	3,598,726	$5.00 - $54.22

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about options outstanding as of December 31, 1999:

	Range of exercise prices

	$5.00	$11.62 - 19.26	$20.41 - 25.53	$30.25 - 39.00	$54.22

Number outstanding	564,410	301,032	125,134	1,847,200	760,950

Weighted average:

Remaining contractual life (years)	2.57	4.24	5.43	8.18	8.38

Exercise price	$5.00	$15.49	$23.83	$37.35	$54.22

Options exercisable:

Number exercisable	564,410	301,032	125,134	369,700	—

Weighted average exercise price	$5.00	$15.49	$23.83	$32.81	N/A

      The Long-Term Stock Incentive Plan also permits the grants of stock appreciation rights, restricted stock, restricted units, performance shares and performance units (collectively “Incentive Units”) to officers and other key employees of the Company. As of December 31, 1999, the Company had outstanding Incentive Units convertible into a maximum of 183,156 shares of common stock of the Company, of which 102,974 shares are at no cost to the employee and 80,182 shares are at an average cost to the employee of $34.52. Total compensation expense under these plans was $1.2 million, $1.5 million and $1.7 million for the years ended December 31, 1999, 1998 and 1997, respectively.

Pro Forma

      At December 31, 1999 the Company had several stock option plans, which are described above. The Company applies APB Opinion 25 and related Interpretations in accounting for its stock option plans. Accordingly, compensation cost was calculated as the difference between the exercise price of the option and the market value of the stock at the date the option was granted. If compensation cost for the Company’s stock option plans was determined based on the fair value at the grant dates consistent with the method prescribed in SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated below (unaudited, in millions, except per share data).

	1999	1998	1997

As Reported

Income before extraordinary item	$257.1	$115.5	$208.2

Net income	257.1	115.5	207.2

Basic income per share before extraordinary item	3.84	1.73	3.14

Basic net income per share	3.84	1.73	3.13

Diluted income per share before extraordinary item	3.80	1.70	3.05

Diluted net income per share	3.80	1.70	3.04
Pro forma

Income before extraordinary item	$246.7	$107.9	$204.3

Net income	246.7	107.9	203.3

Basic income per share before extraordinary item	3.69	1.61	3.08

Basic net income per share	3.69	1.61	3.07

Diluted income per share before extraordinary item	3.64	1.59	2.99

Diluted net income per share	3.64	1.59	2.98

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997: expected dividend yields of 0.0% and expected lives of 10 years. The risk-free interest rates used were 7.75% in 1999, 6.75% in 1998 and 7.5% in 1997. The expected volatility used was 34.8% in 1999, 33.9% in 1998 and 30.2% in 1997.

(15)  Segment Reporting

      The Company complies with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

      The Company is organized based on customer-focused and geographic divisions. Each division reports its results from operations and makes requests for capital expenditures directly to the chief operating decision making group. This group is comprised of the Chairman & Chief Executive Officer, the Vice-Chairman, the President and Chief Operating Officer and the Chief Financial Officer. Under this organizational structure, the Company’s operating segments have been aggregated into one reportable segment. This aggregated segment consists of ten divisions, each with separate management teams and infrastructures dedicated to providing complete automotive interiors to its respective automotive OEM customers. Each of the Company’s ten divisions demonstrate similar economic performance, mainly driven by automobile production volumes in the geographic regions in which they operate. Also, each division operates in the competitive “Tier 1” automotive supplier environment and is continually working with its customers to manage costs without sacrificing quality. The Company’s manufacturing facilities generally use just-in-time manufacturing techniques to produce and distribute their automotive interior products. These techniques include maintaining constant computer and other communication connections between personnel at the Company’s plants and personnel at the customers’ plants to keep production current with the customers’ demand. The Other category includes the corporate office, geographic headquarters, technology division and elimination of intercompany activities, none of which meet the requirements of being classified as an operating segment.

      The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies described in Note 2. The Company evaluates the performance of its operating segments based primarily on sales, operating income before amortization and cash flow, being defined as EBITA less capital expenditures plus depreciation.

      The following table presents revenues and other financial information by business segment (in millions):

	1999

	Automotive
	Interiors	Other	Consolidated

Revenues	$12,386.2	$42.6	$12,428.8

EBITA	912.1	(122.2)	789.9

Depreciation	253.7	10.6	264.3

Capital expenditures	382.2	9.2	391.4

Total assets	5,650.0	3,067.6	8,717.6

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	1998

	Automotive
	Interiors	Other	Consolidated

Revenues	$9,050.4	$9.0	$9,059.4

EBITA	537.1	(145.7)	391.4

Depreciation	161.2	9.3	170.5

Capital expenditures	307.2	44.2	351.4

Total assets	3,812.5	1,864.8	5,677.3

	1997

	Automotive
	Interiors	Other	Consolidated

Revenues	$7,330.0	$12.9	$7,342.9

EBITA	652.9	(130.4)	522.5

Depreciation	135.4	7.6	143.0

Capital expenditures	168.7	19.2	187.9

Total assets	2,937.2	1,521.9	4,459.1

      The following table presents revenues and long-lived assets for each of the geographic areas in which the Company operates (in millions):

	1999	1998	1997

Revenues:

United States	$6,084.3	$4,413.7	$3,609.4

Canada	1,612.0	957.8	1,056.1

Germany	1,416.3	1,345.8	559.8

Other foreign countries	3,316.2	2,342.1	2,117.6

Total	$12,428.8	$9,059.4	$7,342.9

	1999	1998	1997

Long-lived assets:

United States	$1,274.3	$705.0	$608.7

Canada	82.2	82.9	62.9

Germany	184.0	132.6	101.1

Other foreign countries	659.3	392.9	248.6

Total	$2,199.8	$1,313.4	$1,021.3

      A majority of the Company’s consolidated revenues are from four automotive manufacturing companies. The following is a summary of the percentage of revenues from major customers:

	Year Ended
	December 31,

	1999	1998	1997

General Motors Corporation	29%	26%	27%

Ford Motor Company	27	23	29

DaimlerChrysler	13	14	9

Fiat S.p.A	6	8	10

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In addition, a significant portion of the remaining revenues are from the above automotive manufacturing companies through various other automotive suppliers or to affiliates of these automobile manufacturing companies.

(16)  Financial Instruments

      The Company hedges certain foreign currency risks through the use of forward foreign exchange contracts and options. Such contracts are generally deemed as, and are effective as, hedges of the related transactions. As such, gains and losses from these contracts are deferred and are recognized on the settlement date, consistent with the related transactions. The Company contracted to exchange notional United States dollar equivalent principal amounts of $217.4 million as of December 31, 1999 and $289.8 million as of December 31, 1998. All contracts outstanding as of December 31, 1999 mature in 2000. The deferred loss on such contracts as of December 31, 1999 was $1.3 million compared to a deferred gain of $.5 million as of December 31, 1998.

      The carrying values of the Company’s senior and subordinated notes vary from the fair values of these instruments. The fair values were determined by reference to market prices of the securities in recent public transactions. As of December 31, 1999, the aggregate carrying value of the Company’s senior notes was $1.4 billion compared to an estimated fair value of $1.3 billion. As of December 31, 1999 and 1998, the aggregate carrying value of the Company’s subordinated notes was $336.0 million compared to an estimated fair value of $334.2 million and $356.7 million, respectively. The carrying value of the Company’s other senior indebtedness approximates its fair value which was determined based on rates currently available to the Company for similar borrowings with like maturities.

      The Company uses interest rate swap contracts to hedge against interest rate risks in future periods. As of December 31, 1999, the Company had entered into swap contracts with an aggregate notional value of $800.0 million with maturities between one month and nine years. Pursuant to each of the contracts, the Company will make payments calculated at a fixed base rate of between 5.5% and 6.0% of the notional value and will receive payments calculated at the Libor rate. This effectively fixes the Company’s interest rate on the portion of the indebtedness under the primary credit facilities covered by the contracts. The fair value of these contracts as of December 31, 1999 was a positive $1.7 million.

      Several of the Company’s European subsidiaries factor their accounts receivable with financial institutions subject to limited recourse provisions. The amount of such factored receivables, which is not included in accounts receivable in the consolidated balance sheets at December 31, 1999 and 1998, was approximately $189.7 million and $200.0 million, respectively.

      During 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. It requires all derivative instruments to be recorded in the balance sheet at their fair value. Changes in the fair value of derivatives are required to be recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction. We do not expect the effects of adoption to be significant.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(17)  Quarterly Financial Data

	Thirteen Weeks Ended

	April 3,	July 3,	Oct. 2,	Dec. 31,
	1999	1999	1999	1999

	(Unaudited, in millions, except per share data)

Net sales	$2,687.2	$3,233.6	$3,046.7	$3,461.3

Gross profit	218.7	339.2	304.9	406.4

Net income	50.3	74.8	39.3	92.7

Basic net income per share	.75	1.12	.59	1.38

Diluted net income per share	.75	1.10	.58	1.37

	Thirteen Weeks Ended

	March 28,	June 27,	Sept. 26,	Dec. 31,
	1998	1998	1998	1998

	(Unaudited, in millions, except per share data)

Net sales	$2,032.1	$2,175.0	$1,946.5	$2,905.8

Gross profit	200.2	231.6	162.0	267.6

Net income (loss)	47.3	65.7	21.6	(19.1)

Basic net income (loss) per share	.71	.98	.32	(.29)

Diluted net income (loss) per share	.69	.96	.32	(.28)

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(18)  Supplemental Guarantor Condensed Consolidating Financial Statements

ASSETS

	December 31, 1999

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

	(In millions)

Current Assets:

Cash and cash equivalents	$.2	$.9	$105.8	$—	$106.9

Accounts receivable, net	102.2	276.1	1,487.8	—	1,866.1

Inventories	14.7	33.2	529.4	—	577.3

Recoverable customer engineering and tooling	38.1	8.2	258.6	—	304.9

Other	68.6	36.8	193.6	—	299.0

Total current assets	223.8	355.2	2,575.2	—	3,154.2

Long-Term Assets:

Property, plant and equipment, net	101.6	249.0	1,619.4	—	1,970.0

Goodwill, net	108.8	404.7	2,697.0	—	3,210.5

Investment in subsidiaries	3,200.7	2,701.8	—	(5,902.5)	—

Other	252.2	22.7	108.0	—	382.9

Total long-term assets	3,663.3	3,378.2	4,424.4	(5,902.5)	5,563.4

	$3,887.1	$3,733.4	$6,999.6	$(5,902.5)	$8,717.6

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Short-term borrowings	$78.6	$—	$25.0	$—	$103.6

Accounts payable and drafts	201.3	249.2	1,794.8	—	2,245.3

Accrued liabilities	205.8	140.2	728.9	—	1,074.9

Current portion of long-term debt	50.0	.2	13.4	—	63.6

Total current liabilities	535.7	389.6	2,562.1	—	3,487.4

Long-Term Liabilities:

Deferred national income taxes	11.6	39.3	(34.1)	—	16.8

Long-term debt	3,054.7	10.2	259.9	—	3,324.8

Intercompany accounts, net	(1,392.6)	1,875.2	(482.6)	—	—

Other	212.0	28.8	182.5	—	423.3

Total long-term liabilities	1,885.7	1,953.5	(74.3)	—	3,764.9

Stockholders’ Equity	1,465.7	1,390.3	4,511.8	(5,902.5)	1,465.3

	$3,887.1	$3,733.4	$6,999.6	$(5,902.5)	$8,717.6

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(18) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

ASSETS

	December 31, 1998

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

	(In millions)

Current Assets:

Cash and cash equivalents	$(3.8)	$.9	$32.9	$—	$30.0

Accounts receivable, net	138.4	294.2	941.3	—	1,373.9

Inventories	17.3	45.9	286.4	—	349.6

Recoverable customer engineering and tooling	28.1	12.6	180.7	—	221.4

Other	44.6	29.5	149.0	—	223.1

Total current assets	224.6	383.1	1,590.3	—	2,198.0

Long-Term Assets:

Property, plant and equipment, net	110.6	320.7	751.0	—	1,182.3

Goodwill, net	274.6	615.3	1,129.9	—	2,019.8

Investment in subsidiaries	1,794.4	21.1	—	(1,815.5)	—

Other	82.0	11.1	184.1	—	277.2

Total long-term assets	2,261.6	968.2	2,065.0	(1,815.5)	3,479.3

	$2,486.2	$1,351.3	$3,655.3	$(1,815.5)	$5,677.3

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Short-term borrowings	$55.0	$—	$27.7	$—	$82.7

Accounts payable and drafts	191.0	254.5	1,155.3	—	1,600.8

Accrued liabilities	133.9	141.9	521.7	—	797.5

Current portion of long-term debt	3.5	.2	12.8	—	16.5

Total current liabilities	383.4	396.6	1,717.5	—	2,497.5

Long-Term Liabilities:

Deferred national income taxes	(15.5)	31.2	23.3	—	39.0

Long-term debt	1,168.1	.8	294.5	—	1,463.4

Intercompany accounts, net	(484.1)	666.7	(182.6)	—	—

Other	134.3	53.1	190.0	—	377.4

Total long-term liabilities	802.8	751.8	325.2	—	1,879.8

Stockholders’ Equity	1,300.0	202.9	1,612.6	(1,815.5)	1,300.0

	$2,486.2	$1,351.3	$3,655.3	$(1,815.5)	$5,677.3

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(18)  Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	For the Year Ended December 31, 1999

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

	(In millions)

Net sales	$1,147.4	$2,159.2	$11,542.8	$(2,420.6)	$12,428.8

Cost of sales	1,069.4	1,889.3	10,621.5	(2,420.6)	11,159.6

Selling, general and administrative expenses	174.7	32.8	276.2	—	483.7

Restructuring and other charges (credits)	(1.4)	.8	(3.8)	—	(4.4)

Amortization of goodwill	3.8	11.6	61.2	—	76.6

Operating income (loss)	(99.1)	224.7	587.7	—	713.3

Interest expense	80.9	135.8	18.4	—	235.1

Intercompany charges, net	(293.4)	156.0	137.4	—	—

Other (income) expense, net	(13.9)	5.9	43.2	—	35.2

Income (loss) before provision (credit) for national income taxes, minority interests in consolidated subsidiaries, and equity in net (income) loss of affiliates and subsidiaries	127.3	(73.0)	388.7	—	443.0

Provision (credit) for national income taxes	34.3	(19.7)	159.4	—	174.0

Minority interests in consolidated subsidiaries	—	—	7.6	—	7.6

Equity in net (income) loss of affiliates	3.3	—	1.0	—	4.3

Equity in net income of subsidiaries	(167.4)	(262.6)	—	430.0	—

Net income	$257.1	$209.3	$220.7	$(430.0)	$257.1

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(18)  Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	For the Year Ended December 31, 1998

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

	(In millions)

Net sales	$1,213.8	$2,629.2	$6,951.3	$(1,734.9)	$9,059.4

Cost of sales	1,210.4	2,279.9	6,442.6	(1,734.9)	8,198.0

Selling, general and administrative expenses	122.6	31.6	182.8	—	337.0

Restructuring and other charges	15.7	8.3	109.0	—	133.0

Amortization of goodwill	4.1	16.7	28.4	—	49.2

Operating income (loss)	(139.0)	292.7	188.5	—	342.2

Interest expense	35.3	47.7	27.5	—	110.5

Intercompany charges, net	(161.1)	115.4	45.7	—	—

Other (income) expense, net	4.5	(11.7)	24.1	—	16.9

Income (loss) before provision (credit) for national income taxes, minority interests in consolidated subsidiaries and equity in net income of affiliates and subsidiaries	(17.7)	141.3	91.2	—	214.8

Provision (credit) for national income taxes	(5.4)	48.5	50.8	—	93.9

Minority interests in consolidated subsidiaries	—	(.5)	7.4	—	6.9

Equity in net income of affiliates	(1.5)	—	—	—	(1.5)

Equity in net income of subsidiaries	(126.3)	(7.2)	—	133.5	—

Net income	$115.5	$100.5	$33.0	$(133.5)	$115.5

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(18)	Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	For the Year Ended December 31, 1997

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

	(In millions)

Net sales	$746.8	$2,039.5	$4,577.7	$(21.1)	$7,342.9

Cost of sales	735.9	1,753.7	4,065.0	(21.1)	6,533.5

Selling, general and administrative expenses	79.1	74.4	133.4	—	286.9

Amortization of goodwill	3.5	16.6	21.3	—	41.4

Operating income (loss)	(71.7)	194.8	358.0	—	481.1

Interest expense	31.7	2.2	67.1	—	101.0

Intercompany charges, net	(108.9)	56.1	52.8	—	—

Other (income) expense, net	9.3	15.0	10.0	—	34.3

Income (loss) before provision (credit) for national income taxes, minority interests in consolidated subsidiaries, equity in net income of affiliates and subsidiaries and extraordinary item	(3.8)	121.5	228.1	—	345.8

Provision (credit) for national income taxes	(1.8)	55.8	89.1	—	143.1

Minority interests in consolidated subsidiaries	.7	(.8)	3.4	—	3.3

Equity in net income of affiliates	(5.2)	(.6)	(3.0)	—	(8.8)

Equity in net income of subsidiaries	(204.7)	(20.0)	—	224.7	—

Income before extraordinary item	207.2	87.1	138.6	(224.7)	208.2

Extraordinary loss on early extinguishment of debt	—	—	(1.0)	—	(1.0)

Net income	$207.2	$87.1	$137.6	$(224.7)	$207.2

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(18)  Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	For the Year Ended December 31, 1999

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

	(In millions)

Net Cash Provided by Operating Activities	$218.5	$6.7	$335.1	$—	$560.3

Cash Flows from Investing Activities:

Additions to property, plant and equipment	(56.4)	(40.0)	(295.0)	—	(391.4)

Cost of acquisitions, net of cash acquired	—	(2,296.4)	(182.2)	—	(2,478.6)

Proceeds from disposition of business segment	—	310.0	—	—	310.0

Other, net	2.0	3.4	16.4	—	21.8

Net cash used in investing activities	(54.4)	(2,023.0)	(460.8)	—	(2,538.2)

Cash Flows from Financing Activities:

Senior notes	1,400.0	—	—	—	1,400.0

Long-term revolving credit borrowings, net	560.8	—	—	—	560.8

Other long-term debt borrowings, net	(27.7)	9.4	(8.3)	—	(26.6)

Short-term borrowings, net	23.6	—	(6.3)	—	17.3

Change in intercompany accounts	(2,094.6)	2,005.3	89.3	—	—

Proceeds from sale of common stock, net	7.7	—	—	—	7.7

Purchase of treasury stock, net	(15.2)	—	—	—	(15.2)

Increase (decrease) in drafts	10.1	1.6	107.1	—	118.8

Other, net	(24.8)	—	—	—	(24.8)

Net cash provided by (used in) financing activities	(160.1)	2,016.3	181.8	—	2,038.0

Effect of foreign currency translation	—	—	16.8	—	16.8

Net Change in Cash and Cash Equivalents	4.0	—	72.9	—	76.9

Cash and Cash Equivalents at Beginning of Period	(3.8)	.9	32.9	—	30.0

Cash and Cash Equivalents at End of Period	$.2	$.9	$105.8	$—	$106.9

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(18)  Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	For the Year Ended December 31, 1998

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

	(In millions)

Net Cash Provided by Operating Activities	$46.8	$177.3	$61.3	$—	$285.4

Cash Flows from Investing Activities:

Additions to property, plant and equipment	(69.5)	(54.3)	(227.6)	—	(351.4)

Acquisitions	(89.6)	—	(238.6)	—	(328.2)

Other, net	2.6	—	(.8)	—	1.8

Net cash used in investing activities	(156.5)	(54.3)	(467.0)	—	(677.8)

Cash Flows from Financing Activities:

Long-term revolving credit borrowings, net	365.1	—	(48.1)	—	317.0

Other long-term debt borrowings, net	46.2	(.2)	12.3	—	58.3

Short-term borrowings, net	27.4	—	15.8	—	43.2

Proceeds from sale of common stock, net	3.4	—	—	—	3.4

Purchase of treasury stock, net	(18.2)	—	—	—	(18.2)

Decrease in drafts	(.1)	(.4)	(19.4)	—	(19.9)

Change in intercompany accounts	(317.3)	(122.0)	439.3	—	—

Net cash provided by (used in) financing activities	106.5	(122.6)	399.9	—	383.8

Effect of foreign currency translation	—	—	25.7	—	25.7

Net Change in Cash and Cash Equivalents	(3.2)	.4	19.9	—	17.1

Cash and Cash Equivalents at Beginning of Period	(.6)	.5	13.0	—	12.9

Cash and Cash Equivalents at End of Period	$(3.8)	$.9	$32.9	$—	$30.0

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(18) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	For the Year Ended December 31, 1997

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

	(In millions)

Net Cash Provided by (Used in) Operating Activities	$(26.1)	$156.0	$319.5	$—	$449.4

Cash Flows from Investing Activities:

Additions to property, plant and equipment	(12.9)	(49.6)	(125.4)	—	(187.9)

Acquisitions	(36.5)	—	(295.7)	—	(332.2)

Other, net	(14.6)	(2.1)	17.1	—	.4

Net cash used in investing activities	(64.0)	(51.7)	(404.0)	—	(519.7)

Cash Flows from Financing Activities:

Long-term revolving credit borrowings, net	(53.5)	—	190.4	—	136.9

Other long-term debt borrowings, net	(134.5)	(1.4)	2.9	—	(133.0)

Short-term borrowings, net	27.6	—	(3.4)	—	24.2

Proceeds from sale of common stock, net	8.4	—	—	—	8.4

Increase (decrease) in drafts	2.5	2.4	(2.7)	—	2.2

Change in intercompany accounts	237.9	(100.7)	(137.2)	—	—

Other, net	.3	—	—	—	.3

Net cash provided by (used in) financing activities	88.7	(99.7)	50.0	—	39.0

Effect of foreign currency translation	—	—	18.2	—	18.2

Net Change in Cash and Cash Equivalents	(1.4)	4.6	(16.3)	—	(13.1)

Cash and Cash Equivalents at Beginning of Period	.8	(4.1)	29.3	—	26.0

Cash and Cash Equivalents at End of Period	$(.6)	$.5	$13.0	$—	$12.9

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(18)  Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

      Basis of Presentation — In connection with the acquisition of UT Automotive, Inc., a wholly-owned subsidiary of United Technologies Corporation (“UT Automotive”)(see Notes 3 and 10), the Company issued $1.4 billion in securities, which consist of $600 million aggregate principal amount of 7.96% Senior Notes due May 15, 2005 and $800 million aggregate principal amount of 8.11% Senior Notes due May 15, 2009. Certain of the Company’s domestic wholly-owned subsidiaries (the “Guarantors”) irrevocably and unconditionally fully guaranteed on a joint and several basis the punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all of the Company’s obligations under the senior notes indenture, including the company’s obligations to pay principal, premium, if any, and interest with respect to the senior notes. The Guarantors on the date of the indenture and as of December 31, 1999 were Lear Operations Corporation and Lear Corporation Automotive Holdings (formerly, UT Automotive). In lieu of providing separate audited financial statements for the Guarantors, the Company has included the audited consolidating condensed financial statements on pages 65 to 72. Management does not believe that separate financial statements of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented.

      Distributions — There are no significant restrictions on the ability of the Company to sell or otherwise dispose of any or all of the assets of any of the Guarantors or on the ability of the Guarantors to make distributions to the Company.

      Selling, General and Administrative Expenses — During 1999, 1998 and 1997, the Parent allocated $62.2 million, $64.5 million and $67.4 million, respectively, of corporate selling, general and administrative expenses to its operating subsidiaries. The allocations were based on various factors which estimate usage of particular corporate functions, and in certain instances, other relevant factors were used, such as the revenues or headcount of the Company’s subsidiaries.

      Long-term debt of the Parent and the Guarantors  — Long-term debt of the Parent and the Guarantors on a combined basis consisted of the following at December 31 (in millions):

	1999	1998

Senior Notes	$1,400.0	$—

Credit agreement	1,275.1	755.1

Other long-term debt	104.0	81.5

Subordinated notes	336.0	336.0

	3,115.1	1,172.6

Less current portion	(50.2)	(3.7)

	$3,064.9	$1,168.9

      The obligations of foreign subsidiary borrowers under the primary credit facilities are guaranteed by the Parent.

      For a more detailed description of the above indebtedness, see Note 10 to the Consolidated Financial Statements.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Aggregate minimum principal payment requirements on long-term debt of the Parent and the Guarantors, including capital lease obligations, in each of the five years subsequent to December 31, 1999 are as follows:

Year	Maturities

2000	$50.2

2001	450.2

2002	125.2

2003	286.2

2004	575.1

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Lear Corporation:

      We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of LEAR CORPORATION AND SUBSIDIARIES (“the Company”) included in this Form 10-K, and have issued our report thereon dated January 28, 2000. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule on page 76 is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Detroit, Michigan

January 28, 2000.

LEAR CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at				Balance
	Beginning			Other	at End
	Of Period	Additions	Retirements	Changes	of Period

	(In millions)

For the Year Ended December 31, 1997:

Valuation of accounts deducted from related assets:

Allowance for doubtful accounts	$9.0	$5.1	$(2.6)	$3.2	$14.7

Reserve for unmerchantable inventories	9.3	3.6	(3.7)	3.2	12.4

	$18.3	$8.7	$(6.3)	$6.4	$27.1

For the Year Ended December 31, 1998:

Valuation of accounts deducted from related assets:

Allowance for doubtful accounts	$14.7	$8.4	$(5.8)	$(1.3)	$16.0

Reserve for unmerchantable inventories	12.4	8.0	(5.6)	.1	14.9

	$27.1	$16.4	$(11.4)	$(1.2)	$30.9

For the Year Ended December 31, 1999:

Valuation of accounts deducted from related assets:

Allowance for doubtful accounts	$16.0	$15.0	$(15.0)	$2.3	$18.3

Reserve for unmerchantable inventories	14.9	18.7	(14.9)	15.7	34.4

	$30.9	$33.7	$(29.9)	$18.0	$52.7

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There has been no disagreement between the management of the Company and the Company’s accountants on any matter of accounting principles or practices or financial statement disclosures.

PART III

Item 10 — Directors and Executive Officers of the Company

      Incorporated by reference from the Proxy Statement sections entitled “Election of Directors” and “Management.” Required information on our executive officers appears on pages 19-20 of Part I of this Report.

Item 11 — Executive Compensation

      Incorporated by reference from the Proxy Statement section entitled “Executive Compensation.”

Item 12 — Security Ownership of Certain Beneficial Owners and Management

      Incorporated by reference from the Proxy Statement section entitled “Management — Security Ownership of Certain Beneficial Owners and Management.”

Item 13 — Certain Relationships and Related Transactions

      Incorporated by reference from the Proxy Statement section entitled “Certain Transactions.”

PART IV

ITEM 14 — Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)	The following documents are filed as part of this Form 10-K.

1.	Consolidated Financial Statements:

Report of Independent Public Accountant

Consolidated Balance Sheets as of December 31, 1999 and 1998.

Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997.

Consolidated Statements of Stockholders’ Equity for the years ended December  31, 1999, 1998 and 1997.

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

Notes to Consolidated Financial Statements

2.	Financial Statements Schedule:

Report of Independent Public Accountants

Schedule II — Valuation and Qualifying Accounts

All other financial statement schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned financial statements.

3.	The exhibits listed on the “Index to Exhibits” on pages 79 through 81 are filed with this Form 10-K or incorporated by reference as set forth below.

(b)	The following reports and registration statements were filed during the quarter ended December 31, 1999.

Form S-4/ A (filed October 18, 1999) related to the exchange offer of senior notes.

Form 8-K/ A (filed October 19, 1999) related to the acquisition of Delphi Automotive Systems seating business.

Form S-4/ A (filed November 9, 1999) related to the exchange offer of senior notes.

Form 10-Q (filed November 16, 1999) related to third quarter 1999 results.

Form 10-Q/ A (filed December 15, 1999) related to third quarter 1999 results.

Form S-4/ A (filed December 15, 1999) related to the exchange offer of senior notes.

(c)	The exhibits listed on the “Index to Exhibits” on pages 79 through 81 are filed with this Form 10-K or incorporated by reference as set forth below.

(d) Additional Financial Statement Schedules.

None.

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1996).
3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed March 2, 2000).
3.3	Certificate of Incorporation of Lear Operations Corporation (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-4 (No. 333-81255)).
3.4	By-laws of Lear Operations Corporation (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-4 (No. 333-81255)).
3.5	Amended and Restated Certificate of Incorporation of Lear Corporation Automotive Holdings (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-4 (No. 333-81255)).
3.6	By-laws of Lear Corporation Automotive Holdings (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-4 (No. 333-81255)).
4.1	Indenture dated as of July 1, 1996 by and between the Company and the Bank of New York, as trustee, relating to the 9 1/2% Subordinated Notes due 2006 (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 1996).
4.2	Indenture dated as of February 1, 1994 by and between Lear and The First National Bank of Boston, as Trustee, relating to the 8 1/4% Subordinated Notes (incorporated by reference to Exhibit 4.1 to the Company’s Transition Report on Form 10-K filed on March 31, 1994).
4.3	Indenture dated as of May 15, 1999, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and the Bank of New York as Trustee (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1999).
4.4	Rights Agreement dated as of March 1, 2000, between the Company and the Bank of New York (incorporated by reference to the Company’s Registration Statement on Form 8-A filed March 2, 2000.)
10.1	Second Amended and Restated Credit and Guarantee Agreement, dated as of May 4, 1999, among Lear, Lear Corporation Canada Ltd., the Foreign Subsidiary Borrowers (as defined therein), the Lenders Party thereto, Bankers Trust Company and Bank of America National Trust & Savings Association, as Co-Syndication Agents, The Bank of Nova Scotia, as Documentation Agent and Canadian Administrative Agent, and The Chase Manhattan Bank, as General Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 4, 1999).
10.2	Revolving Credit and Term Loan Agreement, dated as of May 4, 1999, among Lear, certain of its Foreign Subsidiaries, the Lenders parties thereto, Citicorp USA, Inc. and Morgan Stanley Senior Funding, Inc., as Co-Syndication Agents, Toronto Dominion (Texas), Inc., as Documentation Agent, the other Agents named therein, and The Chase Manhattan Bank, as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 4, 1999).
10.3	Employment Agreement dated March 20, 1995 between the Company and Kenneth L. Way (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994).
10.4	Employment Agreement dated March 20, 1995 between the Company and Robert E. Rossiter (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994).

Exhibit
Number	Exhibit

10.5	Employment Agreement dated March 20, 1995 between the Company and James H. Vandenberghe (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994).
10.6	Employment Agreement dated March 20, 1995 between the Company and Donald J. Stebbins (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.7	Lear’s 1992 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993).
10.8	Amendment to Lear’s 1992 Stock Option Plan (incorporated by reference to Exhibit 10.26 to the Company’s Transition Report on Form 10-K filed on March 31, 1994).
10.9	Lear’s 1994 Stock Option Plan (incorporated by reference to Exhibit 10.27 to the Company’s Transition Report on Form 10-K filed on March 31, 1994).
10.10	Masland Corporation 1993 Stock Option Incentive Plan (incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K dated June 27, 1995).
10.11	Lear’s Supplemental Executive Retirement Plan, dated as of January 1, 1995 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994).
10.12	Lear Corporation 1996 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 1997)
10.13	Lear Corporation Long-Term Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to the Company’s quarterly Report on Form 10-Q for the quarter ended June 28, 1997.
10.14	Lear Corporation Outside Directors Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.3 to the Company’s quarterly Report on Form 10-Q for the quarter ended June 28, 1997.
10.15	Form of the Lear Corporation Long-Term Stock Incentive Plan Deferral and Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).
10.16	Form of the Lear Corporation 1996 Stock Option Plan Stock Option Agreement (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).
10.17	Restricted Property Agreement dated as of December 17, 1997 between the Company and Robert E. Rossiter (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).
10.18	Lear Corporation 1992 Stock Option Plan, Third Amendment dated March 14, 1997 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).
10.19	Lear Corporation 1992 Stock Option plan, Fourth Amendment dated August 4, 1997 (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).
10.20	Lear Corporation 1994 Stock Option Plan, Second Amendment effective January 1, 1996 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.21	Lear Corporation 1994 Stock Option Plan, Third Amendment effective March 14, 1997 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

Exhibit
Number	Exhibit

10.22	Lear Corporation Long-Term Stock Incentive Plan, Third Amendment effective February 26, 1998 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.23	The Master Sale and Purchase Agreement between General Motors Corporation and the Company, dated August 31, 1998, relating to the sale and purchase of the world-wide seating business operated by The Delphi Interior & Lighting System Division of General Motors Corporation’s Delphi Automotive Systems business sector (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.24	Stock Purchase Agreement dated as of March 16, 1999, by and between Nevada Bond Investment Corp. II and Lear Corporation (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated March 16, 1999).
10.25	Stock Purchase Agreement dated as of May 7, 1999, between Lear Corporation and Johnson Electric Holdings Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 7, 1999).
10.26	Purchase Agreement dated as of May 13, 1999, among Lear Corporation, Lear Operations Corporation, Lear Corporation Automotive Holdings and Morgan Stanley & Co. Incorporated, Salomon Smith Barney Inc., Chase Securities Inc., Credit Suisse First Boston Corporation, Deutsche Bank Securities Inc., NationsBanc Montgomery Securities LLC, Scotia Capital Markets (USA) Inc. and TD Securities (USA) Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1999).
10.27	Registration Rights Agreement dated as of May 18, 1999, among Lear Corporation, Lear Operations Corporation, Lear Corporation Automotive Holdings and Morgan Stanley & Co. Incorporated, Salomon Smith Barney Inc., Chase Securities Inc., Credit Suisse First Boston Corporation, Deutsche Bank Securities Inc., NationsBanc Montgomery Securities LLC, Scotia Capital Markets (USA) Inc. and TD Securities (USA) Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1999).
11.1	Computation of income (loss) per share, filed herewith.
21.1	List of subsidiaries of the Company, filed herewith.
23.1	Consent of Arthur Andersen LLP, filed herewith.
27.1	Financial Data Schedule, filed herewith.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 22, 2000.

Lear Corporation

By:	/s/ KENNETH L. WAY

Kenneth L. Way
Chairman of the Board and
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Lear Corporation and in the capacities indicated on March 22, 2000.

/s/ KENNETH L. WAY Kenneth L. Way Chairman of the Board of Directors and Chief Executive Officer	/s/ LARRY W. MCCURDY ----------------------------------------------------- Larry W. McCurdy a Director
/s/ ROBERT E. ROSSITER Robert E. Rossiter President and Chief Operating Officer and a Director	/s/ IRMA B. ELDER ----------------------------------------------------- Irma B. Elder a Director
/s/ JAMES H. VANDENBERGHE James H. Vandenberghe Vice Chairman of the Board of Directors	/s/ ROY E. PARROTT ----------------------------------------------------- Roy E. Parrott a Director
/s/ DONALD J. STEBBINS Donald J. Stebbins Senior Vice President and Chief Financial Officer (Principal Financial Officer)	/s/ ROBERT W. SHOWER ----------------------------------------------------- Robert W. Shower a Director
/s/ DAVID C. WAJSGRAS David C. Wajsgras Vice President and Corporate Controller (Principal Accounting Officer)	/s/ DAVID P. SPALDING ----------------------------------------------------- David P. Spalding a Director
/s/ DAVID BING David Bing a Director	/s/ JAMES A. STERN ----------------------------------------------------- James A. Stern a Director