Form 10-Q
period 2000-04-01
LEAR CORP /DE/
filed 2000-05-16
CIK 842162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2000

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

(248) 447-1500 (Registrant’s telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [ X ] No [   ]

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

      Number of shares of Common Stock, $0.01 par value per share, outstanding as of April 30, 2000: 66,131,056

LEAR CORPORATION (Exact name of registrant as specified in its charter)
LEAR CORPORATION
PART I — FINANCIAL INFORMATION
ITEM 1 — CONSOLIDATED FINANCIAL STATEMENTS
INTRODUCTION TO THE CONSOLIDATED FINANCIAL STATEMENTS
LEAR CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In millions, except share data)
LEAR CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Unaudited, in millions, except per share data)
LEAR CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited, in millions)
LEAR CORPORATION AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II — OTHER INFORMATION
ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES

LEAR CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED APRIL 1, 2000

INDEX

Part I – Financial Information:	Page No.

Item 1 – Consolidated Financial Statements

Introduction to the Consolidated Financial Statements	3

Consolidated Balance Sheets –

April 1, 2000 (Unaudited) and December 31, 1999	4

Consolidated Statements of Income (Unaudited) –

Three Month Periods Ended April 1, 2000 and April 3, 1999	5

Consolidated Statements of Cash Flows (Unaudited) –

Three Month Periods Ended April 1, 2000 and April 3, 1999	6

Notes to the Consolidated Financial Statements	7

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3 – Quantitative and Qualitative Disclosures about Market Risk (included in Item 2)

Part II – Other Information:

Item 6 – Exhibits and Reports on Form 8-K	32

Signatures	33

LEAR CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1 — CONSOLIDATED FINANCIAL STATEMENTS

INTRODUCTION TO THE CONSOLIDATED FINANCIAL STATEMENTS

      We have prepared the condensed consolidated financial statements of Lear Corporation and subsidiaries, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the period ended December 31, 1999.

      The financial information presented reflects all adjustments (consisting only of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. These results are not necessarily indicative of a full year’s results of operations.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	April 1,	December 31,
	2000	1999

	(Unaudited)

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$103.1	$106.9

Accounts receivable, net	2,232.8	1,866.1

Inventories	552.6	577.3

Recoverable customer engineering and tooling	340.5	304.9

Other	334.2	299.0

Total current assets	3,563.2	3,154.2

LONG-TERM ASSETS:

Property, plant and equipment, net	1,960.0	1,970.0

Goodwill, net	3,221.2	3,210.5

Other	377.6	382.9

Total long-term assets	5,558.8	5,563.4

	$9,122.0	$8,717.6

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Short-term borrowings	$77.5	$103.6

Accounts payable and drafts	2,415.2	2,245.3

Accrued liabilities	1,266.5	1,074.9

Current portion of long-term debt	60.0	63.6

Total current liabilities	3,819.2	3,487.4

LONG-TERM LIABILITIES:

Long-term debt	3,406.6	3,324.8

Other	414.3	440.1

Total long-term liabilities	3,820.9	3,764.9

STOCKHOLDERS’ EQUITY:

Common stock, $.01 par value, 150,000,000 authorized; 67,636,986 issued at April 1, 2000 and 67,609,730 issued at December 31, 1999	.7	.7

Additional paid-in capital	870.2	870.2

Note receivable from sale of common stock	(.1)	(.1)

Common stock held in treasury, at cost, 1,510,230 shares at April 1, 2000 and 1,010,230 shares at December 31, 1999	(48.2)	(33.5)

Retained earnings	823.8	761.8

Accumulated other comprehensive income	(164.5)	(133.8)

Total stockholders’ equity	1,481.9	1,465.3

	$9,122.0	$8,717.6

The accompanying notes are an integral part of these balance sheets.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in millions, except per share data)

	Three Months Ended

	April 1,	April 3,
	2000	1999

Net sales	$3,805.1	$2,687.2

Cost of sales	3,448.1	2,468.5

Selling, general and administrative expenses	141.1	84.3

Amortization of goodwill	22.2	14.0

Operating income	193.7	120.4

Interest expense	78.8	30.1

Other expense, net	9.8	7.9

Income before provision for national income taxes	105.1	82.4

Provision for national income taxes	43.1	32.1

Net income	$62.0	$50.3

Basic net income per share	$.94	$.75

Diluted net income per share	$.93	$.75

The accompanying notes are an integral part of these statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended

	April 1,	April 3,
	2000	1999

Cash Flows from Operating Activities:

Net income	$62.0	$50.3

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	100.8	62.3

Change in recoverable customer engineering and tooling and other	(26.2)	(16.2)

Net change in working capital items	(60.2)	10.4

Other, net	(.5)	—

Net cash provided by operating activities	75.9	106.8

Cash Flows from Investing Activities:

Additions to property, plant and equipment	(85.4)	(71.6)

Cost of acquisitions, net of cash acquired	—	(59.0)

Proceeds from disposition of business segment	14.6	—

Other, net	(8.8)	—

Net cash used in investing activities	(79.6)	(130.6)

Cash Flows from Financing Activities:

Change in long-term debt, net	82.1	(33.8)

Short-term borrowings, net	(25.4)	(.4)

Purchase of treasury stock	(14.7)	—

Increase (decrease) in drafts	(33.4)	36.9

Other, net	—	.7

Net cash provided by financing activities	8.6	3.4

Effect of foreign currency translation	(8.7)	15.0

Net Change in Cash and Cash Equivalents	(3.8)	(5.4)

Cash and Cash Equivalents at Beginning of Period	106.9	30.0

Cash and Cash Equivalents at End of Period	$103.1	$24.6

Changes in Working Capital Items, Net of Effects of Acquisitions:

Accounts receivable, net	$(390.9)	$(134.9)

Inventories	18.6	27.2

Accounts payable	235.5	139.5

Accrued liabilities and other	76.6	(21.4)

	$(60.2)	$10.4

Supplementary Disclosure:

Cash paid for interest	$53.3	$34.4

Cash paid for income taxes	$22.4	$16.0

The accompanying notes are an integral part of these statements.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

      The consolidated financial statements include the accounts of Lear Corporation, a Delaware corporation, and the wholly-owned and majority-owned subsidiaries controlled by Lear. Unless the context otherwise requires, references herein to “Lear” or the “Parent” are to Lear Corporation, and references to the “Company” are to Lear and the wholly-owned and majority-owned subsidiaries controlled by Lear. Investments in affiliates, other than wholly-owned and majority-owned subsidiaries controlled by Lear, in which Lear owns a 20% or greater interest are accounted for under the equity method. Certain items have been reclassified to conform to the presentation used in the quarter ended April 1, 2000.

(2) 1999 Acquisitions / Dispositions

Acquisition of UT Automotive

      In May 1999, the Company acquired UT Automotive, Inc. (“UT Automotive”), a wholly-owned operating segment of United Technologies Corporation, for approximately $2.3 billion, net of cash acquired. UT Automotive was a supplier of electrical, electronic, motor and interior products and systems to the global automotive industry. Headquartered in Dearborn, Michigan, UT Automotive had annual sales of approximately $3.0 billion, 44,000 employees and 90 facilities located in 18 countries.

      The UT Automotive acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed in the acquisition have been reflected in the accompanying consolidated balance sheet as of April 1, 2000. The operating results of UT Automotive have been included in the consolidated financial statements of the Company since the date of acquisition. In the third quarter of 1999, the consideration paid to the former owner of UT Automotive was increased by $79.9 million to reflect a revised estimate of the working capital acquired. In the fourth quarter of 1999, the allocation of the purchase price was revised, resulting in a decrease in goodwill of $77.2 million. The decrease was primarily due to a revision, $52.0 million, of amounts recorded related to property, plant and equipment. The revision was based on an appraisal of the property, plant and equipment. In the first quarter of 2000, the allocation of the purchase price was further revised, resulting in an increase in goodwill of $45.6 million. The increase was primarily due to the finalization of certain restructuring plans (see Note 5) and the recognition of certain pre-acquisition contingent liabilities.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The purchase price and related allocation were as follows (in millions):

Consideration paid to former owner, net of cash acquired of $83.5 million	$2,296.4

Debt assumed	9.0

Estimated fees and expenses	8.2

Cost of acquisition	$2,313.6

Property, plant and equipment	$685.0

Value assigned to assets sold	310.0

Net working capital	61.0

Other assets purchased and liabilities assumed	(20.0)

Goodwill	1,277.6

Total cost allocation	$2,313.6

      The purchase price and related allocation may be revised up to one year from the date of acquisition. The Company has continued to refine the purchase price allocation as a result of obtaining additional information. In addition, the Company has thus far identified the following as the remaining revisions to the purchase price allocation: the finalization of pre-acquisition contingencies related to warranty and legal issues, the finalization of certain restructuring plans and the revision of amounts recorded related to loss contracts that existed at the date of acquisition to provide products to customers at selling prices which are not sufficient to cover the direct costs to produce such products. The Company believes that all other issues have been finalized. The final purchase price allocation will be completed by May 4, 2000. See Note 3 for pro forma financial information.

Sale of Electric Motor Systems

      In June 1999, the Company completed the sale of the recently acquired Electric Motor Systems (“EMS”) business to Johnson Electric Holdings Limited for $310.0 million. Lear acquired the EMS business in conjunction with the acquisition of UT Automotive. The EMS business was sold for an amount that was approximately equal to the fair value which had been allocated to the EMS business at the date of acquisition. As such, no gain or loss on the sale was recognized. In the first quarter of 2000, the sale price was increased by $14.6 million to reflect a revised estimate of the working capital sold. The increase was recorded as an adjustment to goodwill. See Note 3 for pro forma financial information.

(3) Pro Forma Financial Information

      The following pro forma financial information is presented to illustrate the estimated effects of the Transactions, as if such Transactions had occurred as of January 1, 1999.

The Transactions are:

  the acquisition of UT Automotive;
  the sale of EMS and the application of the proceeds therefrom;
  the amendment and restatement of the Company's existing senior credit facility in connection with the acquisition of UT Automotive;

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  borrowings under the Company's new senior credit facilities, which it entered into in May 1999, in connection with the acquisition of UT Automotive; and
  the offering and sale of the Company's 7.96% Senior Notes due 2005 and 8.11% Senior Notes due 2009 and the application of the net proceeds therefrom.

      (Unaudited, in millions, except per share data):

	Three Months Ended April 3, 1999

		UT	Operating and		Elimination	Operating and
	Lear	Automotive	Financing		of EMS	Financing
	Historical	Historical (1)	Adjustments		Historical (1)	Adjustments	Pro Forma

Net sales	$2,687.2	$793.0	$—		$(85.2)	$—	$3,395.0

Net income	50.3	21.8	(30.3	)(2)	(4.4)	3.2 (3)	40.6

Basic net income per share	.75						.61

Diluted net income per share	.75						.60

(1)	The UT Automotive and EMS historical information represents amounts derived from the unaudited results of operations for the three months ended April 3, 1999.

(2)	The Operating and Financing Adjustments that resulted from the acquisition of UT Automotive include:

Three Months Ended
April 3, 1999

Amortization of goodwill from the acquisition of UT Automotive (over 40 years)	$4.7

Incremental interest expense incurred as a result of the acquisition of UT Automotive	39.4

Impact on tax provision due to incremental interest expense	(13.8)

Net impact of adjustments on net income	$(30.3)

(3)	The Operating and Financing Adjustments that resulted from the sale of EMS include:

Three Months Ended
April 3, 1999

Reduction of interest expense incurred as a result of the sale of EMS	$(4.9)

Impact on tax provision due to reduction of interest expense	1.7

Net impact of adjustments on net income	$3.2

      The pro forma information above does not purport to be indicative of the results that actually would have been achieved if the operations were combined during the periods presented and is not intended to be a projection of future results or trends.

(4) 1998 Restructuring and Other Charges

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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

collectibility of a note receivable from a South American supplier of $6.5 million, the write-down of equipment to fair market value of $5.6 million and the write-down of costs related to the termination of an information systems project of $2.9 million.

      The plan originally called for the termination of approximately 3,000 employees, of which 2,581 have been terminated as of April 1, 2000. In addition, the plan originally called for the closure of 13 facilities, of which 11 have been closed as of April 1, 2000. In the fourth quarter of 1999, the closure of a European facility and the related termination of 280 employees was delayed until the third quarter of 2001 due to a request from a customer to continue supplying product until that time. Also in the fourth quarter of 1999, the termination of 71 manufacturing and engineering personnel in Italy and Germany was cancelled due to increased demand for the related programs. There have been no other significant changes to the original restructuring plan. The following table summarizes the restructuring and other charges (in millions):

	Accrual at			Accrual at
	December 31,	Utilized		April 1,
	1999	Cash	Noncash	2000

European Operations Consolidation:

Severance	$12.5	$(4.0)	$—	$8.5

Asset impairments	—	—	—	—

Lease cancellation costs	18.3	(.8)	—	17.5

Other closure costs	—	—	—	—

North and South America Operations Consolidation
Severance	1.4	(.6)	—	.8

Asset impairments	—	—	—	—

Lease cancellation costs	—	—	—	—

Other closure costs	—	—	—	—

Other charges:

Asset impairments	—	—	—	—

Other	—	—	—	—

Total	$32.2	$(5.4)	$—	$26.8

(5) Restructuring Charges Related to Acquisitions

UT Automotive

      During the second quarter of 1999, the Company began to implement restructuring plans designed to integrate the operations of the recently acquired UT Automotive. Certain of these restructuring plans were finalized during the first quarter of 2000. As a result of these restructuring plans, the Company recorded an adjustment to the original purchase price allocation of $21.0 million, consisting of $14.9 million of severance costs, $4.6 million of asset impairment charges and $1.5 million of other costs. The plans call for the termination of 367 employees and the closure of 3 facilities. Employee terminations and facility closures are expected to be completed by the first quarter of 2001. The following table summarizes the restructuring activity related to this acquisition (in millions):

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Accrual at
	Original	Utilized		April 1,
	Adjustment	Cash	Noncash	2000

Severance	$14.9	$—	$—	$14.9

Asset impairments	4.6	—	(4.6)	—

Other	1.5	—	—	1.5

Total	$21.0	$—	$(4.6)	$16.4

Pianfei, Strapazzini and Chapman

      During the second quarter of 1998, the Company began to implement restructuring plans designed to integrate the operations of the recently acquired Pianfei, Strapazzini and Chapman. These restructuring plans were finalized during the second quarter of 1999. The plans call for the termination of 340 employees, of which 336 were terminated as of April 1, 2000, and the closure of or exit from five facilities, of which four were closed or vacated as of April 1, 2000. The remaining employee terminations and facility closure are expected to be completed by the third quarter of 2000. There were no significant changes to the plans during the first quarter of 2000. The following table summarizes the restructuring activity related to these acquisitions (in millions):

	Accrual at			Accrual at
	December 31,	Utilized		April 1,
	1999	Cash	Noncash	2000

Lease cancellation costs	$2.0	$(.7)	$—	$1.3

Asset impairment	—	—	—	—

Severence	.5	(.3)	—	.2

Total	$2.5	$(1.0)	$—	$1.5

Delphi Seating

      During the third quarter of 1998, the Company began to implement restructuring plans designed to integrate the operations of the recently acquired Delphi Seating. These restructuring plans were finalized during the third quarter of 1999. The plans call for the termination of 434 employees, of which 410 were terminated as of April 1, 2000, and the closure of or exit from four facilities, all of which were closed or vacated as of April 1, 2000. The remaining employee terminations are expected to be completed in the second quarter of 2000. There were no significant changes to the plan during the first quarter of 2000.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the restructuring activity related to the Delphi Seating acquisition (in millions):

	Accrual at			Accrual at
	December 31,	Utilized		April 1,
	1999	Cash	Noncash	2000

Lease cancellation costs	$1.0	$(.2)	$—	$.8

Asset impairment	—	—	—	—

Severance	1.6	(.4)	—	1.2

Other	1.4	—	—	1.4

Total	$4.0	$(.6)	$—	$3.4

(6) Inventories

      Inventories are stated at the lower of cost or market. Cost is determined principally using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories are comprised of the following (in millions):

	April 1,	December 31,
	2000	1999

Raw materials	$289.9	$317.4

Work-in-process	89.1	88.1

Finished goods	173.6	171.8

Inventories	$552.6	$577.3

(7) Property, Plant and Equipment

      Property, plant and equipment is stated at cost. Depreciable property is depreciated over the estimated useful lives of the assets, principally using the straight-line method. A summary of property, plant and equipment is shown below (in millions):

	April 1,	December 31,
	2000	1999

Land	$109.8	$84.2

Buildings and improvements	615.5	577.4

Machinery and equipment	2,001.8	1,992.2

Total property, plant and equipment	2,727.1	2,653.8

Less – accumulated depreciation	(767.1)	(683.8)

Net property, plant and equipment	$1,960.0	$1,970.0

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8) Long-Term Debt

      Long-term debt is comprised of the following (in millions):

	April 1,	December 31,
	2000	1999

Credit agreements	$1,584.7	$1,506.7

Other	145.9	145.7

	1,730.6	1,652.4

Less – current portion	60.0	63.6

	1,670.6	1,588.8

8.11% Senior Notes, due 2009	800.0	800.0

7.96% Senior Notes, due 2005	600.0	600.0

9.50% Subordinated Notes, due 2006	200.0	200.0

8.25% Subordinated Notes, due 2002	136.0	136.0

	1,736.0	1,736.0

Long-term debt	$3,406.6	$3,324.8

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

      The Company’s primary credit facilities are guaranteed by certain of its significant domestic subsidiaries and are secured by the pledge of all or a portion of the capital stock of certain of its significant subsidiaries. The senior notes are guaranteed by the same subsidiaries that guarantee the Company’s primary credit facilities.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9) Net Income Per Share

      Basic net income per share is computed using the weighted average common shares outstanding during the period. Diluted net income per share is computed using the average share price during the period when calculating the dilutive effect of stock options. Options to purchase 2,608,150 shares of common stock of the Company at exercise prices ranging from $30.25 to $54.22 were outstanding during the first quarter of 2000 but were not included in the computation of diluted shares outstanding, as inclusion would have resulted in antidilution. Shares outstanding for the periods presented were as follows:

	Three Months Ended

	April 1,	April 3,
	2000	1999

Weighted average shares outstanding	66,250,350	66,709,148

Dilutive effect of stock options	712,964	835,038

Diluted shares outstanding	66,963,314	67,544,186

(10) Comprehensive Income

      Comprehensive income is defined as all changes in a Company’s net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded in equity would be a part of comprehensive income. Comprehensive income for the periods presented was as follows (in millions):

	Three Months Ended

	April 1,	April 3,
	2000	1999

Net income	$62.0	$50.3

Other comprehensive loss:

Foreign currency translation adjustment	(30.7)	(53.8)

Other comprehensive loss	(30.7)	(53.8)

Comprehensive income (loss)	$31.3	$(3.5)

(11) Pre-Production Costs Related to Long-Term Supply Agreements

      The Company incurs pre-production engineering, research and development (“ER&D”) costs related to the products that it supplies to its customers under long-term supply agreements. Historically, the Company has capitalized these costs when reimbursable from the customer and amortized them over the term of the related supply agreement. On January 1, 2000, the Company prospectively adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Agreements,” which requires that all pre-production ER&D costs incurred after December 31, 1999 for products to be supplied under long-term supply agreements be expensed as incurred unless the reimbursement of such costs is contractually guaranteed by the customer. As a result, during the first quarter of 2000, the Company expensed all pre-production ER&D costs for products to be supplied under long-term supply agreements for which reimbursement was not contractually guaranteed by the customer. The impact of expensing such costs was offset through both commercial and operational efforts. In addition, the Company capitalized $24.0 million of pre-production ER&D costs for products to be supplied under long-term supply agreements for which reimbursement is contractually guaranteed by the customer and is primarily in the form of lump sum recovery. The EITF consensus does allow for the continued amortization of pre-production ER&D costs incurred and capitalized on or prior to December 31, 1999. As such, the Company is continuing to amortize these costs over the terms of the related supply agreements.

      In addition, the Company incurs pre-production tooling costs related to the products that it supplies to its customers under long-term supply agreements. Historically, the Company has capitalized these costs when reimbursable from the customers. On January 1, 2000, the Company adopted the provisions of EITF Issue No. 99-5, which require that all pre-production tooling costs incurred after December 31, 1999 for tools that the supplier will not own and that will be used in producing products to be supplied under long-term supply agreements be expensed as incurred unless the supply agreement provides the supplier with the noncancelable right to use the tools or the reimbursement of such costs is contractually guaranteed by the customer. During the first quarter of 2000, the Company capitalized $83.5 million of pre-production tooling costs for products to be supplied under long-term supply agreements for which reimbursement is contractually guaranteed by the customer and is primarily in the form of lump sum recovery. This accounting is consistent with the Company’s historical accounting policies.

(12) Segment Reporting

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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents revenues and other financial information by business segment (in millions):

	Three Months Ended April 1, 2000			Three Months Ended April 3,1999

	Automotive			Automotive
	Interiors	Other	Total	Interiors	Other	Total

Revenues	$3,788.6	$16.5	$3,805.1	$2,684.8	$2.4	$2,687.2

EBITA	262.2	(46.3)	215.9	172.7	(38.3)	134.4

Depreciation	74.8	3.8	78.6	45.8	2.5	48.3

Capital expenditures	84.4	1.0	85.4	68.9	2.7	71.6

Total assets	5,811.8	3,310.2	9,122.0	3,981.4	1802.3	5,783.7

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13) Supplemental Guarantor Condensed Consolidating Financial Statements

			April 1, 2000

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

		(Unaudited, in millions)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$.1	$16.5	$86.5	$—	$103.1

Accounts receivable, net	133.1	706.0	1,393.7	—	2,232.8

Inventories	13.2	186.4	353.0	—	552.6

Recoverable customer engineering and tooling	56.5	53.7	230.3	—	340.5

Other	74.7	83.8	175.7	—	334.2

Total current assets	277.6	1,046.4	2,239.2	—	3,563.2

LONG-TERM ASSETS:

Property, plant and equipment, net	110.6	678.3	1,171.1	—	1,960.0

Goodwill, net	107.2	1,200.8	1,913.2	—	3,221.2

Investment in subsidiaries	3,225.3	2,163.1	—	(5,388.4)	—

Other	177.2	43.0	157.4	—	377.6

Total long-term assets	3,620.3	4,085.2	3,241.7	(5,388.4)	5,558.8

	$3,897.9	$5,131.6	$5,480.9	$(5,388.4)	$9,122.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Short-term borrowings	$69.3	$—	$8.2	$—	$77.5

Accounts payable and drafts	233.7	731.5	1,450.0	—	2,415.2

Accrued liabilities	195.3	394.8	676.4	—	1,266.5

Current portion of long-term debt	50.0	.2	9.8	—	60.0

Total current liabilities	548.3	1,126.5	2,144.4	—	3,819.2

LONG-TERM LIABILITIES:

Long-term debt	3,303.8	10.2	92.6	—	3,406.6

Intercompany accounts, net	(1,636.6)	2,313.7	(677.1)	—	—

Other	200.5	111.8	102.0	—	414.3

Total long-term liabilities	1,867.7	2,435.7	(482.5)	—	3,820.9

STOCKHOLDERS’ EQUITY	1,481.9	1,569.4	3,819.0	(5,388.4)	1,481.9

	$3,897.9	$5,131.6	$5,480.9	$(5,388.4)	$9,122.0

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	December 31, 1999

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

	(Audited, in millions)

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$.2	$8.8	$97.9	$—	$106.9

Accounts receivable, net	102.2	581.4	1,182.5	—	1,866.1

Inventories	14.7	191.6	371.0	—	577.3

Recoverable customer engineering and tooling	38.1	59.4	207.4	—	304.9

Other	68.6	79.9	150.5	—	299.0

Total current assets	223.8	921.1	2,009.3	—	3,154.2

LONG-TERM ASSETS:

Property, plant and equipment, net	101.6	675.3	1,193.1	—	1,970.0

Goodwill, net	108.8	1,195.9	1,905.8	—	3,210.5

Investment in subsidiaries	3,200.3	2,119.6	—	(5,319.9)	—

Other	252.2	55.5	75.2	—	382.9

Total long-term assets	3,662.9	4,046.3	3,174.1	(5,319.9)	5,563.4

	$3,886.7	$4,967.4	$5,183.4	$(5,319.9)	$8,717.6

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Short-term borrowings	$78.6	$—	$25.0	$—	$103.6

Accounts payable and drafts	201.3	657.9	1,386.1	—	2,245.3

Accrued liabilities	205.8	339.4	529.7	—	1,074.9

Current portion of long-term debt	50.0	.2	13.4	—	63.6

Total current liabilities	535.7	997.5	1,954.2	—	3,487.4

LONG-TERM LIABILITIES:

Long-term debt	3,054.7	10.2	259.9	—	3,324.8

Intercompany accounts, net	(1,392.6)	2,282.3	(889.7)	—	—

Other	223.6	111.6	104.9	—	440.1

Total long-term liabilities	1,885.7	2,404.1	(524.9)	—	3,764.9

STOCKHOLDERS’ EQUITY	1,465.3	1,565.8	3,754.1	(5,319.9)	1,465.3

	$3,886.7	$4,967.4	$5,183.4	$(5,319.9)	$8,717.6

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	For the Three Months Ended April 1, 2000

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

	(Unaudited, in millions)

Net sales	$284.7	$1,646.9	$2,696.2	$(822.7)	$3,805.1

Cost of sales	293.5	1,456.7	2,520.6	(822.7)	3,448.1

Selling, general and administrative expenses	33.6	19.1	88.4	—	141.1

Amortization of goodwill	1.0	8.2	13.0	—	22.2

Operating income (loss)	(43.4)	162.9	74.2	—	193.7

Interest expense	26.8	44.8	7.2	—	78.8

Other (income) expense, net	(58.9)	44.5	24.2	—	9.8

Income (loss) before provision (credit) for national income taxes and equity in net income of subsidiaries	(11.3)	73.6	42.8	—	105.1

Provision (credit) for national income taxes	(6.8)	36.9	13.0	—	43.1

Equity in net income of subsidiaries	(66.5)	(29.1)	—	95.6	—

Net income	$62.0	$65.8	$29.8	$(95.6)	$62.0

	For the Three Months Ended April 3, 1999

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

	(Unaudited, in millions)

Net sales	$465.4	$838.7	$1,932.7	$(549.6)	$2,687.2

Cost of sales	459.1	753.6	1,805.4	(549.6)	2,468.5

Selling, general and administrative expenses	35.1	10.5	38.7	—	84.3

Amortization of goodwill	2.0	3.7	8.3	—	14.0

Operating income (loss)	(30.8)	70.9	80.3	—	120.4

Interest expense	13.8	11.6	4.7	—	30.1

Other (income) expense, net	(64.5)	37.3	35.1	—	7.9

Income before provision for national income taxes and equity in net income of subsidiaries	19.9	22.0	40.5	—	82.4

Provision for national income taxes	5.8	6.6	19.7	—	32.1

Equity in net income of subsidiaries	(36.2)	(18.1)	—	54.3	—

Net income	$50.3	$33.5	$20.8	$(54.3)	$50.3

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	For the Three Months Ended April 1, 2000

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

	(Unaudited, in millions)

Net cash provided by (used in) operating activities	$40.1	$107.0	$(71.2)	$—	$75.9

Cash Flows from Investing Activities:

Additions to property, plant and equipment	(15.2)	(18.0)	(52.2)	—	(85.4)

Proceeds from disposition of business segment	—	14.6	—	—	14.6

Other, net	(8.4)	—	(.4)		(8.8)

Net cash used in investing activities	(23.6)	(3.4)	(52.6)	—	(79.6)

Cash Flows from Financing Activities:

Change in long-term debt, net	249.1	—	(167.0)	—	82.1

Short-term borrowings, net	(9.3)	—	(16.1)	—	(25.4)

Purchase of treasury stock	(14.7)	—	—	—	(14.7)

Increase (decrease) in drafts	(4.3)	(30.6)	1.5		(33.4)

Change in intercompany accounts	(237.4)	(65.4)	302.8	—	—

Net cash provided by (used in) financing activities	(16.6)	(96.0)	121.2	—	8.6

Effect of foreign currency translation	—	.1	(8.8)	—	(8.7)

Net Change in Cash and Cash Equivalents	(.1)	7.7	(11.4)	—	(3.8)

Cash and Cash Equivalents at Beginning of Period	.2	8.8	97.9	—	106.9

Cash and Cash Equivalents at End of Period	$.1	$16.5	$86.5	$—	$103.1

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED STATEMENTS — (Continued)

(13) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	For the Three Months Ended April 3, 1999

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

	(Unaudited, in millions)

Net cash provided by (used in) operating activities	$(.1)	$64.4	$42.5	$—	$106.8

Cash Flows from Investing Activities:

Additions to property, plant and equipment	(12.9)	(13.1)	(45.6)	—	(71.6)

Cost of acquisitions, net of cash acquired	—	—	(59.0)	—	(59.0)

Net cash used in investing activities	(12.9)	(13.1)	(104.6)	—	(130.6)

Cash Flows from Financing Activities:

Change in long-term debt, net	(142.8)	—	109.0	—	(33.8)

Short-term borrowings, net	(3.1)	—	2.7	—	(.4)

Change in intercompany accounts	163.9	(63.5)	(100.4)	—	—

Increase (decrease) in drafts	.9	8.3	27.7	—	36.9

Other, net	.7	—	—	—	.7

Net cash provided by (used in) financing activities	19.6	(55.2)	39.0	—	3.4

Effect of foreign currency translation	—	4.3	10.7	—	15.0

Net Change in Cash and Cash Equivalents	6.6	.4	(12.4)	—	(5.4)

Cash and Cash Equivalents at Beginning of Period	(3.8)	2.6	31.2	—	30.0

Cash and Cash Equivalents at End of Period	$2.8	$3.0	$18.8	$—	$24.6

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

      Basis of Presentation — In connection with the acquisition of UT Automotive (see Notes 2 and 8), the Company issued $1.4 billion in securities, which consist of $600 million aggregate principal amount of 7.96% senior notes due May 15, 2005 and $800 million aggregate principal amount of 8.11% senior notes due May 15, 2009. Certain of the Company’s domestic wholly-owned subsidiaries (the “Guarantors”) irrevocably and unconditionally fully guaranteed on a joint and several basis the punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all of the Company’s obligations under the senior notes, including the Company’s obligations to pay principal, premium, if any, and interest with respect to the senior notes. The Guarantors on the date of the indenture and as of April 1, 2000 were Lear Operations Corporation and Lear Corporation Automotive Holdings (formerly, UT Automotive). Effective as of May 2, 2000, Lear Seating Holdings Corp. #50 and Lear Corporation EEDS and Interiors became Guarantors under the indenture governing the senior notes. In lieu of providing separate unaudited financial statements for the Guarantors, the Company has included the unaudited consolidating condensed financial statements on pages 17 to 21. All supplemental condensed consolidating financial statements reflect Lear Operations Corporation, Lear Corporation Automotive Holdings, Lear Seating Holdings Corp. #50 and Lear Corporation EEDS and Interiors as Guarantors for all periods presented. Management does not believe that separate financial statements of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented.

      Distributions — There are no significant restrictions on the ability of the Guarantors to make distributions to the Company.

      Selling and Administrative Expenses — The Parent allocated $20.8 million and $12.1 million for the three month periods ended April 1, 2000 and April 3, 1999, respectively, of corporate selling and administrative expenses to its operating subsidiaries. The allocations were based on various factors which estimate usage of particular corporate functions, and in certain instances, other relevant factors, such as the revenues or headcount of the Company’s subsidiaries.

LEAR CORPORATION AND SUBSIDIARIES
NOES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

      Long-term debt of the Parent and the Guarantors — Long-term debt of the Parent and the Guarantors on a combined basis consisted of the following as of April 1, 2000 and December 31, 1999 (unaudited, in millions):

	April 1,	December 31,
	2000	1999

Senior notes	$1,400.0	$1,400.0

Credit agreement	1,532.5	1,275.1

Other long-term debt	95.7	104.0

Subordinated notes	336.0	336.0

	3,364.2	3,115.1

Less current portion	(50.2)	(50.2)

	$3,314.0	$3,064.9

      The obligations of foreign subsidiary borrowers under the credit agreement are guaranteed by the Parent.

      For a more detailed description of the above indebtedness, see Note 8 to the Consolidated Financial Statements.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Three Months Ended April 1, 2000 vs. Three Months Ended April 3, 1999.

      Net sales in the quarter ended April 1, 2000 were $3.8 billion, exceeding net sales in the quarter ended April 3, 1999 by $1.1 billion or 41.6%. The increase in net sales in the first quarter of 2000 was primarily the result of acquisitions, which collectively accounted for approximately $.8 billion of the increase, and a combination of new business and production increases around the world, which contributed approximately $.3 billion to the increase.

      Gross profit and gross margin were $357 million and 9.4% in the quarter ended April 1, 2000 as compared to $219 million and 8.1% in the quarter ended April 3, 1999. The increase in gross profit and gross margin in the first quarter of 2000 was due primarily to the contribution of acquisitions.

      Selling, general and administrative expenses, including research and development, as a percentage of net sales increased to 3.7% in the first quarter of 2000 as compared to 3.1% in the first quarter of 1999. The increase in expenditures was primarily the result of acquisitions, which accounted for approximately $46 million of selling, general and administrative expenses and resulted in a .6% increase in selling, general and administrative expenses as a percentage of net sales.

      Operating income and operating margin were $194 million and 5.1% in the first quarter of 2000 as compared to $120 million and 4.5% in the first quarter of 1999. The increase in operating income was due primarily to the contribution of acquisitions. This increase was partially offset by higher goodwill amortization as a result of the acquisition of UT Automotive. The operating margin also improved as a result of synergy benefits and the positive impact of our restructuring activities and the continuous improvement activities in all regions of the world.

      Interest expense in the first quarter of 2000 increased by $49 million to $79 million as compared to the first quarter of 1999, primarily due to interest expense resulting from debt incurred to finance recent acquisitions and an increase in short-term interest rates.

      Other expense, which includes state and local taxes, foreign currency exchange, minority interests in consolidated subsidiaries, equity in net income of affiliates and other non-operating expenses, increased from $8 million in the first quarter of 1999 to $10 million in the first quarter of 2000 due primarily to an increase in minority interest expense related to increased income at certain of our joint ventures.

      Net income in the first quarter of 2000 was $62 million or $.93 per share, as compared to $50 million or $.75 per share, in the first quarter of the prior year. The provision for income taxes in the current quarter was $43 million, representing an effective tax rate of 41.0%, as compared to $32 million, representing an effective tax rate of 39.0%, in the prior year.

Restructuring and Other Charges

      In the fourth quarter of 1998, Lear began to implement a restructuring plan designed to lower its cost structure and improve the long-term competitive position of the Company. As a result of this restructuring plan, we recorded pre-tax charges of $133.0 million, consisting of $110.5 million of restructuring charges and $22.5 million of other charges.

      The plan originally called for the termination of approximately 3,000 employees, of which 2,581 have been terminated as of April 1, 2000. In addition, the plan originally called for the closure of 13 facilities, of which 11 have been closed as of April 1, 2000. The closure of a European facility and the related termination of 280 employees has been delayed until the third quarter of 2001 due to a request from a customer to continue supplying product until that time. Further, we cancelled the termination of certain manufacturing and engineering personnel in Italy and Germany due to increased demand for the related programs. There have been no other significant changes to the original restructuring plan.

LIQUIDITY AND CAPITAL RESOURCES

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

Cash Flow

      Operating activities generated $76 million of cash flows during the first quarter of 2000 as compared to $107 million during the first quarter of 1999. The decrease in operating cash flows was primarily due to the net change in working capital items, which represented a use of $60 million in 2000 as compared to a source of $10 million in 1999. Increased accounts receivable levels, due to increased 2000 activity and the timing of cash receipts, were partially offset by increased accounts payable levels.

      Net income for the three month period ended April 1, 2000 increased 23.3% to $62 million, as compared to $50 million for the same period in 1999, due primarily to the contribution from acquisitions. In addition, depreciation and amortization was $101 million for the three-month period ended April 1, 2000 and $62 million for the three month period ended April 3, 1999. The increase was primarily the result of the acquisition of UT Automotive.

      Net cash used in investing activities decreased from $131 million in the first three months of 1999 to $80 million in the first three months of 2000. The investments in Peregrine, Polovat and Ovatex resulted in net acquisition costs of $59 million in the first quarter of 1999. Capital expenditures increased from $72 million in the first three months of 1999 to $85 million in the first three months of 2000 as a result of new and replacement programs. We currently anticipate approximately $290 million in additional capital expenditures during the remaining nine months of 2000.

Capitalization

      The purchase price of $2.3 billion, net of cash acquired, for the UT Automotive acquisition was financed by borrowings under our primary credit facilities. In connection with the acquisition, we amended and restated our $2.1 billion senior credit facility and entered into new senior credit facilities. The $2.1 billion amended and restated senior credit facility matures on September 30, 2001. The new senior credit facilities consist of a $500 million revolving credit facility, which matures on May 4, 2004, a $500 million term loan, having scheduled amortization beginning on October 31, 2000 and a final maturity on May 4, 2004, and a $1.4 billion interim term loan. The $310 million proceeds from the sale of the EMS business were used to reduce borrowings under the $2.1 billion senior credit facility.

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

      As of April 1, 2000, we had $1.6 billion outstanding under the primary credit facilities and $52 million committed under outstanding letters of credit, resulting in approximately $1.5 billion unused and available. In addition to debt outstanding under the primary credit facilities, we had $2.0 billion of debt, including short-term borrowings, outstanding as of April 1, 2000, consisting primarily of $1.4 billion of senior notes due between 2005 and 2009 and $336 million of subordinated notes due between 2002 and 2006.

      In January 2000, we purchased 500,000 shares of our outstanding Common Stock at an average purchase price of $29.43 per share. In March 2000, our Board of Directors approved a share repurchase program, authorizing the repurchase of up to an additional 6.7 million shares of our outstanding Common Stock over a 24-month period. The extent to which we will repurchase our shares and the timing of such purchases will depend upon prevailing market conditions, alternative uses of capital and other factors.

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

Foreign Exchange

      We enter into foreign currency forward, swap and option contracts to mitigate our exposure to adverse currency rate fluctuations. Our currency exposures are related to commitments to buy, sell and finance in currencies other than the local currencies in which we operate. These commitments are generally for terms of less than one year. The foreign currency contracts are executed with banks that we believe are creditworthy and are denominated in currencies of major industrialized countries. The gains and losses relating to the foreign currency forward contracts are deferred and included in the measurement of the foreign currency transaction subject to the hedge. Any gain or loss incurred on a foreign currency forward contract is generally offset by the direct effects of currency movements on the underlying transactions.

      Our most significant foreign currency exposures relate to Mexico, Canada, Sweden and the European Monetary Union. We have performed a quantitative analysis of our overall currency rate exposure as of April 1, 2000. The potential adverse earnings impact from a hypothetical 10% weakening of the U.S. dollar relative to all other currencies for a twelve month period is approximately $3.0 million.

Interest Rates

      We use a combination of fixed rate debt and interest rate swap and option contracts to manage our exposure to interest rate movements. Our exposure is a result of variable interest rates on outstanding floating rate debt instruments that are indexed to U.S. or European Monetary Union short-term money market rates. We use interest rate swap agreements to convert variable rate debt to fixed rate debt, matching effective and maturity dates to specific debt instruments. These interest rate derivative contracts are executed with banks that we believe are creditworthy and are denominated in currencies that match the underlying debt instrument. Net interest payments or receipts from interest rate swap agreements are recorded as adjustments to interest expense in our consolidated statements of income on an accrual basis.

      We have performed a quantitative analysis of our overall interest rate exposure as of April 1, 2000. This analysis assumes an instantaneous 100 basis point parallel shift in interest rates at all points of the yield curve. The potential adverse earnings impact from this hypothetical increase for a twelve month period is approximately $13.0 million.

OTHER MATTERS

Environmental Matters

      We are subject to local, state, federal and foreign laws, regulations and ordinances, which govern activities or operations that may have adverse environmental effects and which impose liability for the costs of cleaning up certain damages resulting from past spills, disposal or other releases of hazardous wastes and environmental compliance. Our policy is to comply with all applicable environmental laws and to maintain procedures to ensure compliance. However, we have been, and in the future may become, the subject of formal or informal enforcement actions or procedures. We have been named a potentially responsible party or are voluntarily engaged in the cleanup of hazardous wastes at certain sites owned, leased or operated by us, including certain properties acquired in the UT Automotive acquisition. Certain present and former properties of UT Automotive are subject to environmental liabilities which may be significant. We obtained certain agreements and indemnities with respect to possible environmental liabilities from United Technologies Corporation in connection with our acquisition of UT Automotive. While we do not believe that the environmental liabilities associated with our properties will have a material adverse effect on our business, consolidated financial position or results or future operations, no assurances can be given in this regard.

Accounting Policies

Pre-Production Costs Related to Long-Term Supply Agreements

      We incur pre-production ER&D costs related to the products that we supply to our customers under long-term supply agreements. Historically, we have capitalized these costs when reimbursable from the customer and amortized them over the term of the related supply agreement. On September 23, 1999, the EITF issued a consensus on EITF Issue No. 99-5 “Accounting for Pre-Production Costs Related to Long-Term Supply Agreements.” The consensus requires that beginning January 1, 2000, all pre-production ER&D costs incurred after December 31, 1999 for products to be supplied under long-term supply agreements be expensed as incurred unless the reimbursement of such costs is contractually guaranteed by the customer. As a result, during the first quarter of 2000, we expensed all pre-production ER&D costs for products to be supplied under long-term supply agreements for which reimbursement was not guaranteed by our customer. The impact of expensing such costs was offset through both commercial and operational efforts, and compliance with EITF Issue No. 99-5 had no impact on our cash flows from operations. The EITF consensus does allow for the continued amortization of pre-production engineering, research and development costs incurred and capitalized on or prior to December 31, 1999. As such, we have continued to amortize these costs over the terms of the related supply agreements.

      In addition, we incur pre-production tooling costs related to the products that we supply to our customers under long-term supply agreements. Historically, we have capitalized these costs when reimbursable from the customers. EITF Issue No. 99-5 requires that beginning January 1, 2000, all pre-production tooling costs incurred after December 31, 1999 for tools that the supplier will not own and that will be used in producing products to be supplied under long-term supply agreements be expensed as incurred unless the supply agreement provides the supplier with the noncancelable right to use the tools or the reimbursement of such costs is contractually guaranteed by the customer. As the reimbursement of pre-production tooling costs is generally contractually guaranteed by our customers, compliance with this requirement of EITF Issue No. 99-5 did not have a material impact on our results of operations during the first quarter of 2000.

Loss Contract Accrual

      We typically enter into supply agreements with our customers at the beginning of a given vehicle’s production life. In certain instances, we may be committed under existing agreements to supply product to our customers at selling prices which are not sufficient to cover the direct cost to produce such product. In such situations, we record a liability for the estimated future amount of such losses. Such losses are recognized at the time that the loss is probable and reasonably estimable and are recorded at the minimum amount necessary to fulfill our obligations to our customers. Losses are determined on a separate agreement basis and are estimated based upon information available at the time of the estimate, including future production volume estimates, the length of the program and selling price and production cost information.

      During the first quarter of 2000, we recorded a loss contract accrual of $18.4 million in purchase accounting in connection with the Peregrine acquisition. During this same period, we utilized $2.2 million of the accrual to offset current losses. Previously, we had recorded a loss contract accrual of $53.3 million in purchase accounting in conjunction with the Delphi acquisition. During the first quarter of 2000, we utilized $2.0 million of the accrual to offset current losses. As of April 1, 2000, the remaining loss contract accrual related to Delphi was $29.9 million. These loss contract accruals were not recorded in the historical operating results of Peregrine or Delphi. The losses included in the accrual have not been, and will not be, included in our operating results since the acquisition date. Further, our future operating results will benefit from accruing these contract losses in the related purchase price allocations.

Derivative Instruments and Hedging Activities

      The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. It requires all derivative instruments to be recorded in the balance sheet at their fair value. Changes in the fair value of derivative instruments are required to be recorded each period in current earnings or accumulated other comprehensive income, depending on whether or not the derivative instrument is designated as part of a hedge transaction. We do not expect the effects of adoption to be significant.

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

      The Preferred Share Purchase Rights will be exercisable only if a person or group acquires 20% or more of our outstanding Common Stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 20% or more of our outstanding Common Stock. Each Preferred Share Purchase Right will entitle stockholders to buy one one-thousandth of a share of a new series of junior participating preferred stock at an exercise price of $125. If a person or group acquires 20% or more of our outstanding Common Stock, each Preferred Share Purchase Right will entitle its holder to purchase, at the Preferred Share Purchase Right’s then-current exercise price, a number of our common shares having a market value of twice such price. In addition, if we are acquired in a merger or other business combination transaction after a person or group has acquired 20% or more of our outstanding Common Stock, each Preferred Share Purchase Right will entitle its holder to purchase, at the Preferred Share Purchase Right’s then-current exercise price, a number of the acquiring company’s common shares having a market value of twice such price. The acquiring person or group will not be entitled to exercise these Rights. Prior to the acquisition by a person or group of beneficial ownership of 20% or more of our outstanding Common Stock, the Preferred Share Purchase Rights are redeemable for one cent per right at the option of our Board of Directors. The Preferred Share Purchase Rights will expire on March 1, 2010.

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

  general economic conditions in the markets in which we operate, fluctuation in worldwide or regional automobile and light truck production, labor disputes involving us or our significant customers,

  changes in practices and/or policies or our significant customers towards outsourcing automotive components and systems, our success in achieving cost reductions that offset or exceed customer-mandated selling price reductions, unanticipatd liabilities arising from legal proceedings to which we are a party or unexpected claims against us or our products, fluctuations in currence exchange rates and
  other risks detailed from time to time in our Securities and Exchange Commission filings.

We do not intend to update these forward-looking statements.

LEAR CORPORATION

PART II — OTHER INFORMATION

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits.

3.1 Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed March 2, 2000).
4.1 Rights Agreement dated as of March 1, 2000, between the Company and the Bank of New York (incorporated by reference to the Company's Registration Statement on Form 8-A filed March 2, 2000).
27.1 Financial Data Schedule for the quarter ended April 1, 2000.

      (b) Reports on Form 8-K.

On March 2, 2000 we filed a Current Report on Form 8-K reporting that our Board of Directors had (i) adopted a Shareholder Rights Plan and declared a dividend of one preferred share purchase right per share of our outstanding common stock and (ii) adopted amended and restated by-laws.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION

Dated: May 16, 2000	By:	/s/ Donald J. Stebbins

Donald J. Stebbins
Senior Vice President and Chief Financial Officer

	By:	/s/ David C. Wajsgras

David C. Wajsgras
Vice President and Corporate Controller

LEAR CORPORATION
FORM 10 –Q
Exhibit Index
For the Quarter Ended April 1, 2000

Exhibit
Number

      27.1 Financial Data Schedule for the quarter ended April 1, 2000.