Form 10-Q
period 2000-07-01
LEAR CORP /DE/
filed 2000-08-15
CIK 842162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

|X|                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  July 1, 2000

OR

|_|                     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

      Number of shares of Common Stock, $0.01 par value per share, outstanding as of July 31, 2000: 64,507,349

LEAR CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JULY 1, 2000

INDEX

Part I — Financial Information:	Page No

Item 1 - Consolidated Financial Statements

Introduction to the Consolidated Financial Statements	3

Consolidated Balance Sheets -

July 1, 2000 (Unaudited) and December 31, 1999	4

Consolidated Statements of Income (Unaudited) -

Three and Six Month Periods Ended July 1, 2000 and

July 3, 1999	5

Consolidated Statements of Cash Flows (Unaudited) -

Six Month Periods Ended July 1, 2000 and

July 3, 1999	6

Notes to the Consolidated Financial Statements	7

Item 2 - Management’s Discussion and Analysis of

Financial Condition and Results of Operations	25

Item 3 - Quantitative and Qualitative Disclosures about Market

Risk (included in Item 2)

Part II — Other Information:

Item 4 - Submission of Matters to a Vote of Securities Holders	33

Item 6 - Exhibits and Reports on Form 8-K	34

Signatures	35

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

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	July 1,	December 31,
	2000	1999

	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$93.6	$106.9

Accounts receivable, net	2,115.0	1,866.1

Inventories	495.2	577.3

Recoverable customer engineering and tooling	292.8	304.9

Other	328.0	299.0

Total current assets	3,324.6	3,154.2

LONG-TERM ASSETS:

Property, plant and equipment, net	1,912.3	1,970.0

Goodwill, net	3,281.0	3,210.5

Other	391.3	382.9

Total long-term assets	5,584.6	5,563.4

	$8,909.2	$8,717.6

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Short-term borrowings	$22.3	$103.6

Accounts payable and drafts	2,396.0	2,245.3

Accrued liabilities	1,224.0	1,074.9

Current portion of long-term debt	129.1	63.6

Total current liabilities	3,771.4	3,487.4

LONG-TERM LIABILITIES:

Long-term debt	3,150.2	3,324.8

Other	465.1	440.1

Total long-term liabilities	3,615.3	3,764.9

STOCKHOLDERS’ EQUITY:

Common stock, $.01 par value, 150,000,000 authorized;

67,659,679 issued at July 1, 2000 and

67,609,730 issued at December 31, 1999	.7	.7

Additional paid-in capital	870.9	870.2

Note receivable from sale of common stock	(.1)	(.1)

Common stock held in treasury, at cost,

3,152,330 shares at July 1, 2000 and

1,010,230 shares at December 31, 1999	(84.4)	(33.5)

Retained earnings	925.5	761.8

Accumulated other comprehensive income	(190.1)	(133.8)

Total stockholders’ equity	1,522.5	1,465.3

	$8,909.2	$8,717.6

The accompanying notes are an integral part of these balance sheets.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in millions, except per share data)

	Three Months Ended		Six Months Ended

	July 1,	July 3,	July 1,	July 3,
	2000	1999	2000	1999

Net sales	$3,761.4	$3,233.6	$7,566.5	$5,920.8

Cost of sales	3,354.4	2,894.4	6,802.5	5,362.9

Selling, general and administrative expenses	138.9	129.1	280.0	213.4

Amortization of goodwill	22.6	19.3	44.8	33.3

Operating income	245.5	190.8	439.2	311.2

Interest expense	80.7	60.2	159.5	90.3

Other (income) expense, net	(8.5)	7.3	1.3	15.2

Income before provision for national income taxes	173.3	123.3	278.4	205.7

Provision for national income taxes	71.6	48.5	114.7	80.6

Net income	$101.7	$74.8	$163.7	$125.1

Basic net income per share	$1.54	$1.12	$2.48	$1.87

Diluted net income per share	$1.53	$1.10	$2.45	$1.85

The accompanying notes are an integral part of these statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended

	July 1,	July 3,
	2000	1999

Cash Flows from Operating Activities:

Net income	$163.7	$125.1

Adjustments to reconcile net income to net cash provided by operating activities:

Gain on sale of business	(36.6)	—

Depreciation and amortization	199.3	150.1

Change in recoverable customer engineering and tooling and other	5.1	(61.1)

Net change in working capital items	(46.2)	(6.2)

Other, net	8.8	3.7

Net cash provided by operating activities	294.1	211.6

Cash Flows from Investing Activities:

Additions to property, plant and equipment	(161.4)	(162.6)

Cost of acquisitions, net of cash acquired	—	(2,277.6)

Proceeds from disposition of businesses	104.1	310.0

Other, net	(7.9)	—

Net cash used in investing activities	(65.2)	(2,130.2)

Cash Flows from Financing Activities:

Change in long-term debt, net	(100.2)	1,825.6

Short-term borrowings, net	(80.2)	(17.5)

Purchase of treasury stock	(50.9)	—

Increase (decrease) in drafts	(9.9)	97.9

Other, net	.7	.7

Net cash provided by (used in) financing activities	(240.5)	1,906.7

Effect of foreign currency translation	(1.7)	14.2

Net Change in Cash and Cash Equivalents	(13.3)	2.3

Cash and Cash Equivalents at Beginning of Period	106.9	30.0

Cash and Cash Equivalents at End of Period	$93.6	$32.3

Changes in Working Capital Items, Net of Effects of Acquisitions:

Accounts receivable, net	$(319.7)	$(234.2)

Inventories	57.0	11.1

Accounts payable	234.0	128.1

Accrued liabilities and other	(17.5)	88.8

	$(46.2)	$(6.2)

Supplementary Disclosure:

Cash paid for interest	$148.5	$56.7

Cash paid for income taxes	$49.2	$49.4

The accompanying notes are an integral part of these statements.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

      The consolidated financial statements include the accounts of Lear Corporation, a Delaware corporation, and the wholly-owned and majority-owned subsidiaries controlled by Lear. Unless the context otherwise requires, references herein to “Lear” or the “Parent” are to Lear Corporation, and references to the “Company” are to Lear and the wholly-owned and majority-owned subsidiaries controlled by Lear. Investments in affiliates, other than wholly-owned and majority-owned subsidiaries controlled by Lear, in which Lear owns a 20% or greater interest are accounted for under the equity method. Certain items have been reclassified to conform to the presentation used in the quarter ended July 1, 2000.

(2) 2000 Disposition

      In June 2000, the Company completed the sale of its sealants and foam rubber business to AcoustiSeal, Inc. for approximately $92.5 million. A gain on the sale of $36.6 million is included in other (income) expense, net in the accompanying consolidated statements of income. The pro forma effects of this disposition would not be materially different from reported results.

(3) 1999 Acquisitions / Dispositions

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

      The UT Automotive acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed in the acquisition have been reflected in the accompanying consolidated balance sheets. The operating results of UT Automotive have been included in the consolidated financial statements of the Company since the date of acquisition. In the first quarter of 2000, the allocation of the purchase price was revised, resulting in an increase in goodwill of $45.6 million. The increase was primarily due to the finalization of certain restructuring plans (see Note 6) and the recognition of certain pre-acquisition contingent liabilities. The purchase price and related allocation were finalized in May 2000, which resulted in an aggregate increase in goodwill of $114.6 million. The increase was primarily due to the finalization of pre-acquisition contingencies related to warranty and legal issues, the finalization of certain restructuring plans (see Note 6) and the revision of amounts recorded related to loss contracts that existed at the date of acquisition to provide products to customers at selling prices which are not sufficient to cover the direct costs to produce such products.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The final purchase price and related allocation were as follows (in millions):

Consideration paid to former owner, net of cash acquired of $83.5 million	$2,296.4

Debt assumed	9.0

Estimated fees and expenses	8.2

Cost of acquisition	$2,313.6

Property, plant and equipment	$685.0

Value assigned to assets sold	310.0

Net working capital	(53.6)

Other assets purchased and liabilities assumed	(20.0)

Goodwill	1,392.2

Total cost allocation	$2,313.6

      See Note 4 for pro forma financial information.

Sale of Electric Motor Systems

      In June 1999, the Company completed the sale of the recently acquired Electric Motor Systems (“EMS”) business to Johnson Electric Holdings Limited for $310.0 million. Lear acquired the EMS business in conjunction with the acquisition of UT Automotive. The EMS business was sold for an amount that was approximately equal to the fair value which had been allocated to the EMS business at the date of acquisition. As such, no gain or loss on the sale was recognized. In the first quarter of 2000, the sale price was increased by $14.6 million to reflect a revised estimate of the working capital sold. The increase was recorded as an adjustment to goodwill. See Note 4 for pro forma financial information.

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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited, in millions, except per share data):

		Three Months Ended July 3, 1999

		UT	Operating and		Elimination	Operating and
	Lear	Automotive	Financing		of EMS	Financing
	Historical	Historical (1)	Adjustments		Historical (1)	Adjustments	Pro Forma

Net sales	$3,233.6	$298.1	$—		$(29.7)	$—	$3,502.0

Net income	74.8	14.6	(10.8	)(2)	(.7)	2.7 (3)	80.6

Basic net income per share	1.12						1.20

Diluted net income per share	1.10						1.19

		Six Months Ended July 3, 1999

		UT	Operating and		Elimination	Operating and
	Lear	Automotive	Financing		of EMS	Financing
	Historical	Historical (1)	Adjustments		Historical (1)	Adjustments	Pro Forma

Net sales	$5,920.8	$1,091.1	$—		$(114.9)	$—	$6,897.0

Net income	125.1	36.4	(42.6	)(2)	(6.1)	6.1 (3)	118.9

Basic net income per share	1.87						1.78

Diluted net income per share	1.85						1.76

(1)	The UT Automotive and EMS historical information represents amounts derived from the unaudited results of operations from the beginning of the respective periods to May 4, 1999, the date the Company acquired UT Automotive.

(2)	The Operating and Financing Adjustments that resulted from the acquisition of UT Automotive include:

	Three Months Ended	Six Months Ended
	July 3, 1999	July 3, 1999

Amortization of goodwill from the acquisition of UT Automotive (over 40 years)	$2.1	$8.3

Incremental interest expense incurred as a result of the acquisition of UT Automotive	13.4	52.8

Impact on tax provision due to incremental interest expense	(4.7)	(18.5)

Net impact of adjustments on net income	$(10.8)	$(42.6)

(3)	The Operating and Financing Adjustments that resulted from the sale of EMS include:

	Three Months Ended	Six Months Ended
	July 3, 1999	July 3, 1999

Reduction of interest expense incurred as a result of the sale of EMS	$(4.2)	$(9.4)

Impact on tax provision due to reduction of interest expense	1.5	3.3

Net impact of adjustments on net income	$2.7	$6.1

      The pro forma information above does not purport to be indicative of the results that actually would have been achieved if the operations were combined during the periods presented and is not intended to be a projection of future results or trends.

(5) 1998 Restructuring and Other Charges

      In the fourth quarter of 1998, the Company began to implement a restructuring plan designed to lower its cost structure and improve the long-term competitive position of the Company. As a result of this restructuring plan, the Company recorded pre-tax charges of $133.0 million, consisting of $110.5 million of restructuring charges and $22.5 million of other charges. Included in this total were the costs to consolidate the Company’s European operations of $78.9 million, charges resulting from the consolidation of certain manufacturing and administrative operations in North and South America of $31.6 million, other asset impairment charges of $15.0 million and contract termination fees and other of $7.5 million. The impaired

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets, included in other charges, consisted of a valuation allowance on the collectibility of a note receivable from a South American supplier of $6.5 million, the write-down of equipment to fair market value of $5.6 million and the write-down of costs related to the termination of an information systems project of $2.9 million.

      The plan originally called for the termination of approximately 3,000 employees, of which 2,604 had been terminated as of July 1, 2000. In addition, the plan originally called for the closure of 13 facilities, of which 11 had been closed as of July 1, 2000. In the fourth quarter of 1999, the closure of a European facility and the related termination of 280 employees were delayed until the third quarter of 2001 due to a request from a customer to continue supplying product until that time. Also in the fourth quarter of 1999, the termination of 71 manufacturing and engineering personnel in Italy and Germany was cancelled due to increased demand for the related programs. There have been no other significant changes to the original restructuring plan. The following table summarizes the restructuring and other charges (in millions):

	Accrual at			Accrual at
	December 31,	Utilized		July 1,
	1999	Cash	Noncash	2000

European Operations Consolidation:

Severance	$12.5	$(4.3)	$—	$8.2

Lease cancellation costs	18.3	(1.2)	—	17.1

North and South America Operations Consolidation Severance	1.4	(1.1)	—	.3

Total	$32.2	$(6.6)	$—	$25.6

(6) Restructuring Charges Related to Acquisitions

UT Automotive

      During the second quarter of 1999, the Company began to implement restructuring plans designed to integrate the operations of the recently acquired UT Automotive. Certain of these restructuring plans were finalized during the first quarter of 2000. As a result of these restructuring plans, the Company recorded an adjustment to the original purchase price allocation of $21.0 million, consisting of $14.9 million of severance costs, $4.6 million of asset impairment charges and $1.5 million of other costs. The plans call for the termination of 367 employees and the closure of 3 facilities. Employee terminations and facility closures are expected to be completed by the first quarter of 2001. Additional restructuring plans were finalized in the second quarter of 2000, prior to May 4, 2000. As a result of these additional restructuring plans, the Company recorded an adjustment to the original purchase price allocation of $11.3 million, consisting of $4.9 million of severance costs, $2.8 million of asset impairment charges and $3.6 million of other costs. These plans further call for the termination of 532 employees and the closure of 2 facilities. The employee terminations and facility closures are expected to be completed by the fourth quarter of 2000.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the restructuring activity related to this acquisition (in millions):

				Accrual at
	Original	Utilized		July 1,
	Adjustment	Cash	Noncash	2000

Severance	$19.8	$—	$—	$19.8

Asset impairments	7.4	—	(7.4)	—

Other	5.1	—	—	5.1

Total	$32.3	$—	$(7.4)	$24.9

Pianfei, Strapazzini and Chapman

      During the second quarter of 1998, the Company began to implement restructuring plans designed to integrate the recently acquired Pianfei, Strapazzini and Chapman operations. These restructuring plans were finalized during the second quarter of 1999. The plans call for the termination of 340 employees, all of which were terminated as of July 1, 2000, and the closure of or exit from five facilities, of which four were closed or vacated as of July 1, 2000. The remaining facility closure is expected to be completed during the third quarter of 2000. There have been no significant changes to the plans. The following table summarizes the restructuring activity related to these acquisitions (in millions):

	Accrual at			Accrual at
	December 31,	Utilized		July 1,
	1999	Cash	Noncash	2000

Lease cancellation costs	$2.0	$(.9)	$—	$1.1

Severance	.5	(.4)	—	.1

Total	$2.5	$(1.3)	$—	$1.2

Delphi Seating

      During the third quarter of 1998, the Company began to implement restructuring plans designed to integrate the operations of the recently acquired Delphi Seating. These restructuring plans were finalized during the third quarter of 1999. The plans call for the termination of 434 employees, of which 419 were terminated as of July 1, 2000, and the closure of or exit from four facilities, all of which were closed or vacated as of July 1, 2000. The remaining employee terminations are expected to be completed in the fourth quarter of 2000. There have been no significant changes to the plans.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the restructuring activity related to the Delphi Seating acquisition (in millions):

	Accrual at			Accrual at
	December 31,	Utilized		July 1,
	1999	Cash	Noncash	2000

Lease cancellation costs	$1.0	$(.3)	$—	$.7

Severance	1.6	(.4)	—	1.2

Other	1.4	—	—	1.4

Total	$4.0	$(.7)	$—	$3.3

(7) Inventories

      Inventories are stated at the lower of cost or market. Cost is determined principally using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories are comprised of the following (in millions):

	July 1,	December 31,
	2000	1999

Raw materials	$288.2	$317.4

Work-in-process	83.1	88.1

Finished goods	123.9	171.8

Inventories	$495.2	$577.3

(8) Property, Plant and Equipment

      Property, plant and equipment is stated at cost. Depreciable property is depreciated over the estimated useful lives of the assets, principally using the straight-line method. A summary of property, plant and equipment is shown below (in millions):

	July 1,	December 31,
	2000	1999

Land	$108.6	$84.2

Buildings and improvements	600.5	577.4

Machinery and equipment	1,981.6	1,992.2

Total property, plant and equipment	2,690.7	2,653.8

Less – accumulated depreciation	(778.4)	(683.8)

Net property, plant and equipment	$1,912.3	$1,970.0

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9) Long-Term Debt

      Long-term debt is comprised of the following (in millions):

	July 1,	December 31,
	2000	1999

Credit agreements	$1,402.1	$1,506.7

Other	141.2	145.7

	1,543.3	1,652.4

Less – current portion	(129.1)	(63.6)

	1,414.2	1,588.8

8.11% Senior Notes, due 2009	800.0	800.0

7.96% Senior Notes, due 2005	600.0	600.0

9.50% Subordinated Notes, due 2006	200.0	200.0

8.25% Subordinated Notes, due 2002	136.0	136.0

	1,736.0	1,736.0

Long-term debt	$3,150.2	$3,324.8

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

      On May 18, 1999, the Company issued $1.4 billion aggregate principal amount of senior notes, the proceeds of which were used to repay the interim term loan. The offering included $800 million in aggregate principal amount of ten-year notes bearing interest at a rate of 8.11% per annum and $600 million in aggregate principal amount of six-year notes bearing interest at a rate of 7.96% per annum. Interest on the senior notes is payable on May 15 and November 15 of each year. The senior notes were not registered under the Securities Act of 1933, as amended. In January 2000, the Company completed an exchange offer of the senior notes for substantially identical notes registered under the Securities Act of 1933, as amended.

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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10) Net Income Per Share

      Basic net income per share is computed using the weighted average common shares outstanding during the period. Diluted net income per share is computed using the average share price during the period when calculating the dilutive effect of stock options. Options to purchase 2,607,150 shares of common stock of the Company at exercise prices ranging from $30.25 to $54.22 were outstanding during the second quarter of 2000 but were not included in the computation of diluted shares outstanding, as inclusion would have resulted in antidilution. Shares outstanding for the periods presented were as follows:

	Three Months Ended		Six Months Ended

	July 1,	July 3,	July 1,	July 3,
	2000	1999	2000	1999

Weighted average shares outstanding	65,879,474	66,901,059	66,069,900	66,804,126

Dilutive effect of stock options	794,907	1,028,863	760,368	921,324

Diluted shares outstanding	66,674,381	67,929,922	66,830,268	67,725,450

(11) Comprehensive Income

      Comprehensive income is defined as all changes in a Company’s net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded in equity would be a part of comprehensive income. Comprehensive income for the periods presented was as follows (in millions):

	Three Months Ended		Six Months Ended

	July 1,	July 3,	July 1,	July 3,
	2000	1999	2000	1999

Net income	$101.7	$74.8	$163.7	$125.1

Other comprehensive loss:

Foreign currency translation adjustment	(25.6)	(18.4)	(56.3)	(72.2)

Other comprehensive loss	(25.6)	(18.4)	(56.3)	(72.2)

Comprehensive income	$76.1	$56.4	$107.4	$52.9

(12) Pre-Production Costs Related to Long-Term Supply Agreements

      The Company incurs pre-production engineering, research and development (“ER&D”) costs related to the products that it supplies to its customers under long-term supply agreements. Historically, the Company has capitalized these costs when reimbursable from the customer and amortized them over the term of the related supply agreement. On January 1, 2000, the Company prospectively adopted the provisions of Emerging Issues Task Force (“EITF”) Issue

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No. 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Agreements,” which requires that all pre-production ER&D costs incurred after December 31, 1999 for products to be supplied under long-term supply agreements be expensed as incurred unless the reimbursement of such costs is contractually guaranteed by the customer. As a result, beginning January 1, 2000, the Company expensed all pre-production ER&D costs for products to be supplied under long-term supply agreements for which reimbursement was not contractually guaranteed by the customer. The financial impact of expensing such costs was offset through both commercial and operational efforts. In addition, during the first six months of 2000, the Company capitalized $57.0 million of pre-production ER&D costs for products to be supplied under long-term supply agreements for which reimbursement is contractually guaranteed by the customer and is primarily in the form of lump sum recovery. The EITF consensus does allow for the continued amortization of pre-production ER&D costs incurred and capitalized on or prior to December 31, 1999. As such, the Company is continuing to amortize these costs over the terms of the related supply agreements.

      In addition, the Company incurs pre-production tooling costs related to the products that it supplies to its customers under long-term supply agreements. Historically, the Company has capitalized these costs when reimbursable from the customers. On January 1, 2000, the Company adopted the provisions of EITF Issue No. 99-5, which require that all pre-production tooling costs incurred after December 31, 1999 for tools that the supplier will not own and that will be used in producing products to be supplied under long-term supply agreements be expensed as incurred unless the supply agreement provides the supplier with the noncancelable right to use the tools or the reimbursement of such costs is contractually guaranteed by the customer. During the first six months of 2000, the Company capitalized $166.5 million of pre-production tooling costs for products to be supplied under long-term supply agreements for which reimbursement is contractually guaranteed by the customer and is primarily in the form of lump sum recovery. This accounting is consistent with the Company’s historical accounting policies.

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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents revenues and other financial information by business segment (in millions):

	Three Months Ended July 1, 2000			Six Months Ended July 1, 2000

	Automotive			Automotive
	Interiors	Other	Total	Interiors	Other	Total

Revenues EBITA Depreciation Capital expenditures Total assets	$3,743.2 299.7 72.0 71.6 5,609.9	$18.2 (31.6) 3.9 4.4 3,299.3	$3,761.4 268.1 75.9 76.0 8,909.2	$7,531.8 561.9 146.8 156.0 5,609.9	$34.7 (77.9) 7.7 5.4 3,299.3	$7,566.5 484.0 154.5 161.4 8,909.2

	Three Months Ended July 3, 1999			Six Months Ended July 3, 1999

	Automotive			Automotive
	Interiors	Other	Total	Interiors	Other	Total

Revenues	$3,231.2	$2.4	$3,233.6	$5,916.0	$4.8	$5,920.8

EBITA	230.8	(20.7)	210.1	403.5	(59.0)	344.5

Depreciation	66.1	2.4	68.5	111.9	4.9	116.8

Capital expenditures	90.0	1.0	91.0	158.9	3.7	162.6

Total assets	5,867.5	2,835.9	8703.4	5,867.5	2,835.9	8,703.4

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14) Supplemental Guarantor Condensed Consolidating Financial Statements

	July 1, 2000

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

	(Unaudited, in millions)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$26.6	$15.0	$52.0	$—	$93.6

Accounts receivable, net	118.9	646.8	1,349.3	—	2,115.0

Inventories	13.2	164.7	317.3	—	495.2

Recoverable customer engineering and tooling	36.4	50.7	205.7	—	292.8

Other	51.4	85.0	191.6	—	328.0

Total current assets	246.5	962.2	2,115.9	—	3,324.6

LONG-TERM ASSETS:

Property, plant and equipment, net	114.3	645.1	1,152.9	—	1,912.3

Goodwill, net	106.2	1,245.5	1,929.3	—	3,281.0

Investment in subsidiaries	2,923.4	2,777.8	—	(5,701.2)	—

Other	172.4	(21.6)	240.5	—	391.3

Total long-term assets	3,316.3	4,646.8	3,322.7	(5,701.2)	5,584.6

	$3,562.8	$5,609.0	$5,438.6	$(5,701.2)	$8,909.2

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Short-term borrowings	$12.0	$—	$10.3	$—	$22.3

Accounts payable and drafts	217.4	739.0	1,439.6	—	2,396.0

Accrued liabilities	123.4	451.5	649.1	—	1,224.0

Current portion of long-term debt	123.8	1.4	3.9	—	129.1

Total current liabilities	476.6	1,191.9	2,102.9	—	3,771.4

LONG-TERM LIABILITIES:

Long-term debt	3,029.2	10.1	110.9	—	3,150.2

Intercompany accounts, net	(1,654.5)	1,839.3	(184.8)	—	—

Other	189.0	92.3	183.8	—	465.1

Total long-term liabilities	1,563.7	1,941.7	109.9	—	3,615.3

STOCKHOLDERS’ EQUITY	1,522.5	2,475.4	3,225.8	(5,701.2)	1,522.5

	$3,562.8	$5,609.0	$5,438.6	$(5,701.2)	$8,909.2

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14) Supplemental Guarantor Condensed Consolidating Financial Statements - (continued)

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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14) Supplemental Guarantor Condensed Consolidating Financial Statements - (continued)

	For the Three Months Ended July 1, 2000

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

	(Unaudited, in millions)
Net sales	$261.8	$1,563.5	$2,618.3	$(682.2)	$3,761.4

Cost of sales	261.3	1,368.1	2,407.2	(682.2)	3,354.4

Selling, general and administrative expenses	61.8	22.6	54.5	—	138.9

Amortization of goodwill	1.2	7.9	13.5	—	22.6

Operating income (loss)	(62.5)	164.9	143.1	—	245.5

Interest (income) expense	24.8	108.9	(53.0)	—	80.7

Other (income) expense, net	(73.0)	(28.4)	92.9	—	(8.5)

Income (loss) before provision (credit) for national income taxes and equity in net income of subsidiaries	(14.3)	84.4	103.2	—	173.3

Provision (credit) for national income taxes	(8.6)	38.7	41.5	—	71.6

Equity in net income of subsidiaries	(107.4)	(30.3)	—	137.7	—

Net income	$101.7	$76.0	$61.7	$(137.7)	$101.7

	For the Three Months Ended July 3, 1999

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

	(Unaudited, in millions)
Net sales	$111.0	$1,505.4	$2,256.2	$(639.0)	$3,233.6

Cost of sales	105.2	1,355.5	2,072.7	(639.0)	2,894.4

Selling, general and administrative expenses	25.8	28.2	75.1	—	129.1

Amortization of goodwill	.9	5.6	12.8	—	19.3

Operating income (loss)	(20.9)	116.1	95.6	—	190.8

Interest expense	17.5	37.1	5.6	—	60.2

Other (income) expense, net	(82.5)	40.4	49.4	—	7.3

Income before provision (credit) for national income taxes and equity in net income of subsidiaries	44.1	38.6	40.6	—	123.3

Provision (credit) for national income taxes	32.6	18.7	(2.8)	—	48.5

Equity in net income of subsidiaries	(63.3)	(8.2)	—	71.5	—

Net income	$74.8	$28.1	$43.4	$(71.5)	$74.8

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14) Supplemental Guarantor Condensed Consolidating Financial Statements - (continued)

	For the Six Months Ended July 1, 2000

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

	(Unaudited, in millions)
Net sales	$546.6	$3,210.5	$5,314.4	$(1,505.0)	$7,566.5

Cost of sales	554.9	2,824.8	4,927.8	(1,505.0)	6,802.5

Selling, general and administrative expenses	95.4	41.8	142.8	—	280.0

Amortization of goodwill	2.2	16.1	26.5	—	44.8

Operating income (loss)	(105.9)	327.8	217.3	—	439.2

Interest expense	51.7	153.7	(45.9)	—	159.5

Other (income) expense, net	(131.9)	16.1	117.1	—	1.3

Income (loss) before provision (credit) for national income taxes and equity in net income of subsidiaries	(25.7)	158.0	146.1	—	278.4

Provision (credit) for national income taxes	(15.4)	75.6	54.5	—	114.7

Equity in net income of subsidiaries	(174.0)	(59.5)	—	233.5	—

Net income	$163.7	$141.9	$91.6	$(233.5)	$163.7

	For the Six Months Ended July 3, 1999

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

	(Unaudited, in millions)
Net sales	$576.3	$2,344.1	$4,188.9	$(1,188.5)	$5,920.8

Cost of sales	564.3	2,109.0	3,878.1	(1,188.5)	5,362.9

Selling, general and administrative expenses	61.0	38.6	113.8	—	213.4

Amortization of goodwill	2.8	9.4	21.1	—	33.3

Operating income (loss)	(51.8)	187.1	175.9	—	311.2

Interest expense	31.3	48.8	10.2	—	90.3

Other (income) expense, net	(147.1)	77.6	84.7	—	15.2

Income before provision for national income taxes and equity in net income of subsidiaries	64.0	60.7	81.0	—	205.7

Provision for national income taxes	38.4	25.4	16.8	—	80.6

Equity in net income of subsidiaries	(99.5)	(26.3)	—	125.8	—

Net income	$125.1	$61.6	$64.2	$(125.8)	$125.1

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	For the Six Months Ended July 1, 2000

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

	(Unaudited, in millions)
Net cash provided by operating activities	$23.4	$229.3	$41.4	$—	$294.1

Cash Flows from Investing Activities:

Additions to property, plant and equipment	(25.9)	(40.1)	(95.4)	—	(161.4)

Proceeds from disposition of businesses	—	95.1	9.0	—	104.1

Other, net	(7.5)	.3	(.7)	—	(7.9)

Net cash provided by (used in) investing activities	(33.4)	55.3	(87.1)	—	(65.2)

Cash Flows from Financing Activities:

Change in long-term debt, net	48.3	1.1	(149.6)	—	(100.2)

Short-term borrowings, net	(66.5)	—	(13.7)	—	(80.2)

Purchase of treasury stock	(50.9)	—	—	—	(50.9)

Increase (decrease) in drafts	2.0	(30.1)	18.2	—	(9.9)

Other, net	.7	—	—	—	.7

Change in intercompany accounts	102.8	(253.7)	150.9	—	—

Net cash provided by (used in) financing activities	36.4	(282.7)	5.8	—	(240.5)

Effect of foreign currency translation	—	4.4	(6.1)	—	(1.7)

Net Change in Cash and Cash Equivalents	26.4	6.3	(46.0)	—	(13.3)

Cash and Cash Equivalents at Beginning of Period	.2	8.7	98.0	—	106.9

Cash and Cash Equivalents at End of Period	$26.6	$15.0	$52.0	$—	$93.6

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	For the Six Months Ended July 3, 1999

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

	(Unaudited, in millions)
Net cash provided by (used in) operating activities	$(94.3)	$342.7	$(36.8)	$—	$211.6

Cash Flows from Investing Activities:

Additions to property, plant and equipment	(28.2)	(40.5)	(93.9)	—	(162.6)

Cost of acquisitions, net of cash acquired	—	(2,277.6)	—	—	(2,277.6)

Proceeds from disposition of businesses	—	310.0	—	—	310.0

Net cash used in investing activities	(28.2)	(2,008.1)	(93.9)	—	(2,130.2)

Cash Flows from Financing Activities:

Change in long-term debt, net	1,922.1	9.5	(106.0)	—	1,825.6

Short-term borrowings, net	(25.3)	18.7	(10.9)	—	(17.5)

Increase (decrease) in drafts	43.0	48.5	6.4	—	97.9

Other, net	.7	—	—	—	.7

Change in intercompany accounts	(1,845.5)	1,638.5	207.0	—	—

Net cash provided by financing activities	95.0	1,715.2	96.5	—	1,906.7

Effect of foreign currency translation	—	.6	13.6	—	14.2

Net Change in Cash and Cash Equivalents	(27.5)	50.4	(20.6)	—	2.3

Cash and Cash Equivalents at Beginning of Period	(3.8)	2.7	31.1	—	30.0

Cash and Cash Equivalents at End of Period	$(31.3)	$53.1	$10.5	$—	$32.3

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

      Basis of Presentation — In connection with the acquisition of UT Automotive (see Notes 3 and 9), the Company issued $1.4 billion aggregate principal amount of senior notes, which consisted of $600 million aggregate principal amount of 7.96% senior notes due May 15, 2005 and $800 million aggregate principal amount of 8.11% senior notes due May 15, 2009. Certain of the Company’s domestic wholly-owned subsidiaries (the “Guarantors”) irrevocably and unconditionally fully guaranteed on a joint and several basis the punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all of the Company’s obligations under the senior notes, including the Company’s obligations to pay principal, premium, if any, and interest with respect to the senior notes. The Guarantors on the date of the indenture were Lear Operations Corporation and Lear Corporation Automotive Holdings (formerly, UT Automotive). Effective as of May 2, 2000, Lear Seating Holdings Corp. #50 and Lear Corporation EEDS and Interiors became Guarantors under the indenture governing the senior notes. In lieu of providing separate unaudited financial statements for the Guarantors, the Company has included the unaudited consolidating condensed financial statements on pages 17 to 22. All supplemental guarantor condensed consolidating financial statements reflect Lear Operations Corporation, Lear Corporation Automotive Holdings, Lear Seating Holdings Corp. #50 and Lear Corporation EEDS and Interiors as Guarantors for all periods presented. Management does not believe that separate financial statements of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented.

      Distributions — There are no significant restrictions on the ability of the Guarantors to make distributions to the Company.

      Selling and Administrative Expenses — The Parent allocated $26.8 million and $21.0 million for the three month periods ended July 1, 2000 and July 3, 1999, respectively, and $47.6 million and $33.1 million for the six month periods ended July 1, 2000 and July 3, 1999, respectively, of corporate selling and administrative expenses to its operating subsidiaries. The allocations were based on various factors which estimate usage of particular corporate functions, and in certain instances, other relevant factors, such as the revenues or headcount of the Company’s subsidiaries.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

      Long-term debt of the Parent and the Guarantors — Long-term debt of the Parent and the Guarantors on a combined basis consisted of the following as of July 1, 2000 and December 31, 1999 (unaudited, in millions):

	July 1,	December 31,
	2000	1999

Senior notes	$1,400.0	$1,400.0

Credit agreement	1,327.1	1,275.1

Other long-term debt	101.4	104.0

Subordinated notes	336.0	336.0

	3,164.5	3,115.1

Less — current portion	(125.2)	(50.2)

	$3,039.3	$3,064.9

      The obligations of foreign subsidiary borrowers under the credit agreement are guaranteed by the Parent.

      For a more detailed description of the above indebtedness, see Note 9 to the Consolidated Financial Statements.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Three Months Ended July 1, 2000 vs. Three Months Ended July 3, 1999.

      Net sales in the quarter ended July 1, 2000 were $3.8 billion, exceeding net sales in the quarter ended July 3, 1999 by $.5 billion or 16.3%. The increase in net sales in the second quarter of 2000 was primarily the result of internal growth, which accounted for $.4 billion of the increase, and acquisitions, which collectively accounted for $.2 billion of the increase. Unfavorable exchange rate fluctuations negatively impacted net sales in the second quarter of 2000 by $.1 billion.

      Gross profit and gross margin were $407 million and 10.8% in the quarter ended July 1, 2000 as compared to $339 million and 10.5% in the quarter ended July 3, 1999. The increase in gross profit and gross margin in the second quarter of 2000 was driven by organic growth and acquisitions as well as improved operating efficiencies.

      Selling, general and administrative expenses, including research and development, as a percentage of net sales decreased to 3.7% in the second quarter of 2000 as compared to 4.0% in the second quarter of 1999. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to the inclusion of acquisition-related costs in the second quarter of 1999.

      Operating income and operating margin were $246 million and 6.5% in the second quarter of 2000 as compared to $191 million and 5.9% in the second quarter of 1999. The increase in operating income was primarily due to the contribution of acquisitions, which collectively accounted for $28 million of the increase, as well as operating efficiencies. This increase was partially offset by higher goodwill amortization as a result of the acquisition of UT Automotive and foreign currency which negatively impacted operating income by $8 million. The operating margin improvement was primarily the result of the successful integration of our acquisitions as well as the improved performance of our manufacturing operations in the United States and Canada and increased production in Mexico and South America.

      Interest expense in the second quarter of 2000 increased by $21 million to $81 million as compared to $60 million in the second quarter of 1999, primarily due to interest expense resulting from debt incurred to finance recent acquisitions and an increase in interest rates on our floating debt, including debt under our primary credit facilities.

      Other (income) expense, which includes state and local taxes, foreign currency exchange, minority interests in consolidated subsidiaries, equity in net income of affiliates and other non-operating expenses, was $9 million of income in the second quarter of 2000 as compared to $7 million of expense in the second quarter of 1999. During the second quarter of 2000, we recorded a one-time gain of $37 million related to the sale of our sealants and foam rubber business. In addition, we recorded non-recurring expenses of $14 million, which included the disposal of idle equipment. Excluding non-recurring transactions, other (income) expense was $14 million of expense in the second quarter of 2000.

      The provision for income taxes in the current quarter was $72 million, representing an effective tax rate of 41.3%, as compared to $48 million, representing an effective tax rate of 39.3%, in the prior year. Net income in the second quarter of 2000 was $102 million, or $1.53 per share, as compared to $75 million, or $1.10 per share, in the second quarter of 1999. Excluding non-recurring transactions, net income was $89 million, or $1.33 per share, in the quarter ended July 1, 2000.

Six Months Ended July 1, 2000 vs. Six Months Ended July 3, 1999.

      Net sales in the first six months of 2000 were $7.6 billion, exceeding net sales in the first six months of 1999 by $1.6 billion or 28%. The increase in net sales in the first six months of 2000 was primarily the result of acquisitions, which collectively accounted for $1.1 billion of the increase, and internal growth, which accounted for $.7 billion of the increase. Unfavorable exchange rate fluctuations negatively impacted net sales in the first six months of 2000 by $.2 billion.

      Gross profit and gross margin were $764 million and 10.1% in the six months of 2000 as compared to $558 million and 9.4% in the comparable period of 1999. The increase in gross profit and gross margin in the current period was primarily due to the contribution of acquisitions.

      Selling, general and administrative expenses, including research and development, as a percentage of net sales was 3.7% in the first six months of 2000 as compared to 3.6% in the first six months of 1999. Actual expenditures increased as a result of acquisitions, which accounted for $54 million of additional selling, general and administrative expenses in the first six months of 2000.

      Operating income and operating margin were $439 million and 5.8% in the first half of 2000 as compared to $311 million and 5.3% in the first half of 1999. The increase in operating income was primarily due to the contribution of acquisitions, which collectively accounted for $111 million of the increase. This increase was partially offset by higher goodwill amortization as a result of the acquisition of UT Automotive and foreign currency which negatively impacted operating income by $10 million. The operating margin improvement was primarily the result of the successful integration of our acquisitions and the positive impact of our restructuring activities as well as continuous improvement activities in all regions of the world.

      Interest expense in the first six months of 2000 increased by $69 million to $159 million as compared to $90 million in the first six months of 1999, primarily due to interest expense resulting from debt incurred to finance recent acquisitions and an increase in interest rates on our floating debt, including debt under our primary credit facilities.

      Other expense, which includes state and local taxes, foreign currency exchange, minority interests in consolidated subsidiaries, equity in net income of affiliates and other non-operating expenses, was $1 million in the first six months of 2000 as compared to $15 million in the first six months of 1999. During the second quarter of 2000, we recorded a one-time gain of $37 million related to the sale of our sealants and foam rubber business. In addition, we recorded non-recurring expenses of $14 million, which included the disposal of idle equipment. Excluding non-recurring transactions, other expense was $24 million in the current period. The increase in expense, as compared to the first six months of 1999, was primarily due to an increase in minority interest expense as a result of higher income at certain of our consolidated joint ventures.

      The provision for income taxes in the current period was $115 million, representing an effective tax rate of 41.2%, as compared to $81 million, representing an effective tax rate of 39.2%, in the prior year. Net income in the first six months of 2000 was $164 million, or $2.45 per share, as compared to $125 million, or $1.85 per share, in the first six months of 1999. Excluding non-recurring transactions, net income was $151 million, or $2.25 per share, in the first six months of 2000.

Restructuring and Other Charges

      In the fourth quarter of 1998, Lear began to implement a restructuring plan designed to lower its cost structure and improve the long-term competitive position of the Company. As a result of this restructuring plan, we recorded pre-tax charges of $133.0 million, consisting of $110.5 million of restructuring charges and $22.5 million of other charges.

      The plan originally called for the termination of approximately 3,000 employees, of which 2,604 had been terminated as of July 1, 2000. In addition, the plan originally called for the closure of 13 facilities, of which 11 had been closed as of July 1, 2000. The closure of a European facility and the related termination of 280 employees has been delayed until the third quarter of 2001 due to a request from a customer to continue supplying product until that time. Further, we cancelled the termination of certain manufacturing and engineering personnel in Italy and Germany due to increased demand for the related programs. There have been no other significant changes to the original restructuring plan.

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

Cash Flow

      Operating activities generated $294 million of cash flows during the first half of 2000 as compared to $212 million during the first half of 1999. The increase in operating cash flows was primarily due to recoverable customer engineering and tooling, which was a source of $5 million in the first six months of 2000 as compared to a use of $61 million in the first six months of 1999.

      Excluding non-recurring transactions, net income for the first six months of 2000 increased 20.5% to $151 million as compared to $125 million for the same period in 1999. In addition, depreciation and amortization was $199 million for the first half of 2000 and $150 million for the first half of 1999. The increase was primarily the result of the acquisition of UT Automotive.

      Net cash used in investing activities decreased from $2.1 billion in the first six months of 1999 to $65 million in the first six months of 2000. The investments in UT Automotive, Peregrine, Polovat and Ovatex resulted in net acquisition costs of $2.3 billion in the first half of 1999. Capital expenditures decreased from $163 million in the first six months of 1999 to $161 million in the first six months of 2000. We currently anticipate approximately $215 million in additional capital expenditures during the remaining six months of 2000.

Capitalization

      Our primary credit facilities consist of a $2.1 billion senior credit facility, which matures on September 30, 2001, a $500 million revolving credit facility, which matures on May 4, 2004, and a $500 million term loan, having scheduled amortization beginning on October 31, 2000 and a final maturity on May 4, 2004. In addition, we have $1.4 billion of outstanding senior notes, $800 million of which mature in 2009 and $600 million of which mature in 2005.

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

      As of July 1, 2000, we had $1.4 billion outstanding under the primary credit facilities and $52 million committed under outstanding letters of credit, resulting in approximately $1.6 billion unused and available. In addition to debt outstanding under the primary credit facilities, we had $1.9 billion of debt, including short-term borrowings, outstanding as of July 1, 2000, consisting primarily of $1.4 billion of senior notes due between 2005 and 2009 and $336 million of subordinated notes due between 2002 and 2006.

      In January 2000, we purchased 500,000 shares of our outstanding Common Stock at an average purchase price of $29.43 per share. In March 2000, our Board of Directors approved a share repurchase program, authorizing the repurchase of up to an additional 6.7 million shares of our outstanding Common Stock over a 24-month period. In the second quarter of 2000, we purchased 1,642,100 shares of our outstanding Common Stock at purchase prices ranging from $20.53 per share to $24.91 per share. The extent to which we will repurchase additional shares and the timing of such purchases will depend upon prevailing market conditions, alternative uses of capital and other factors.

      We believe that cash flows from operations and available credit facilities will be sufficient to meet our anticipated debt service obligations, projected capital expenditures and working capital requirements.

Market Rate Sensitivity

      In the normal course of business, we are exposed to market risk associated with fluctuations in foreign exchange rates and interest rates. We manage these risks through the use of derivative financial instruments in accordance with management’s guidelines. We enter into all hedging transactions for periods consistent with the underlying exposures. We do not enter into derivative instruments for trading purposes.

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

      Our most significant foreign currency exposures relate to Mexico, Canada and the European Monetary Union. We have performed a quantitative analysis of our overall currency rate exposure as of July 1, 2000. The potential adverse earnings impact from a hypothetical 10% weakening of the U.S. dollar relative to all other currencies for a twelve month period is approximately $3 million.

Interest Rates

      We use a combination of fixed and variable rate debt and interest rate swap and option contracts to manage our exposure to interest rate movements. Our exposure to variable interest rates on outstanding floating rate debt instruments indexed to U.S. or European Monetary Union short-term money market rates is partially managed by the use interest rate swap agreements to convert variable rate debt to fixed rate debt, matching effective and maturity dates to specific debt instruments. These interest rate derivative contracts are executed with banks that we believe are creditworthy and are denominated in currencies that match the underlying debt instrument. Net interest payments or receipts from interest rate swap agreements are recorded as adjustments to interest expense in our consolidated statements of income on an accrual basis.

      We have performed a quantitative analysis of our overall interest rate exposure as of July 1, 2000. This analysis assumes an instantaneous 100 basis point parallel shift in interest rates at all points of the yield curve. The potential adverse earnings impact from this hypothetical increase for a twelve month period is approximately $11 million.

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

Accounting Policies

Pre-Production Costs Related to Long-Term Supply Agreements

      We incur pre-production ER&D costs related to the products that we supply to our customers under long-term supply agreements. Historically, we have capitalized these costs when reimbursable from the customer and amortized them over the term of the related supply agreement. On September 23, 1999, the EITF issued a consensus on EITF Issue No. 99-5 “Accounting for Pre-Production Costs Related to Long-Term Supply Agreements.” The consensus requires that beginning January 1, 2000, all pre-production ER&D costs incurred after December 31, 1999 for products to be supplied under long-term supply agreements be expensed as incurred unless the reimbursement of such costs is contractually guaranteed by the customer. As a result, beginning January 1, 2000, we expensed all pre-production ER&D costs for products to be supplied under long-term supply agreements for which reimbursement was not guaranteed by our customer. The financial impact of expensing such costs was offset through both commercial and operational efforts, and compliance with EITF Issue No. 99-5 had no impact on our cash flows from operations. The EITF consensus does allow for the continued amortization of pre-production engineering, research and development costs incurred and capitalized on or prior to December 31, 1999. As such, we have continued to amortize these costs over the terms of the related supply agreements.

      In addition, we incur pre-production tooling costs related to the products that we supply to our customers under long-term supply agreements. Historically, we have capitalized these costs when reimbursable from the customers. EITF Issue No. 99-5 requires that beginning January 1,

2000, all pre-production tooling costs incurred after December 31, 1999 for tools that the supplier will not own and that will be used in producing products to be supplied under long-term supply agreements be expensed as incurred unless the supply agreement provides the supplier with the noncancelable right to use the tools or the reimbursement of such costs is contractually guaranteed by the customer. As the reimbursement of pre-production tooling costs is generally contractually guaranteed by our customers, compliance with this requirement of EITF Issue No. 99-5 did not have a material impact on our results of operations during the first six months of 2000.

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

      During the second quarter of 2000, we recorded a loss contract accrual of $19.7 million in purchase accounting in connection with the UT Automotive acquisition. During this same period, we utilized $3.7 million of the accrual to offset current losses. During the first quarter of 2000, we recorded a loss contract accrual of $18.4 million in purchase accounting in connection with the Peregrine acquisition. During the second quarter of 2000, we utilized $1.1 million of the accrual to offset current losses. As of July 1, 2000, the remaining loss contract accrual related to Peregrine was $15.1 million. Previously, we had recorded a loss contract accrual of $53.3 million in purchase accounting in conjunction with the Delphi acquisition. During the second quarter of 2000, we utilized $3.6 million of the accrual to offset current losses. As of July 1, 2000, the remaining loss contract accrual related to Delphi was $26.3 million. These loss contract accruals were not recorded in the historical operating results of UT Automotive, Peregrine or Delphi. The losses included in the accrual have not been, and will not be, included in our operating results since the acquisition date. Further, our future operating results will benefit from accruing these contract losses in the related purchase price allocations.

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

FORWARD-LOOKING STATEMENTS

      This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that any forward-looking statements, including statements regarding our intent, belief or current expectations, are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to:

•	general economic conditions in the markets in which we operate,

•	fluctuation in worldwide or regional automobile and light truck production,

•	labor disputes involving us or our significant customers,

•	changes in practices and/or policies of our significant customers towards outsourcing automotive components and systems,

•	our success in achieving cost reductions that offset or exceed customer-mandated selling price reductions,

•	unanticipated liabilities arising from legal proceedings to which we are a party or unexpected claims against us or our products,

•	fluctuations in currency exchange rates and

•	other risks detailed from time to time in our Securities and Exchange Commission filings.

We do not intend to update these forward-looking statements.

LEAR CORPORATION

PART II — OTHER INFORMATION

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The annual Meeting of Stockholders of Lear Corporation was held on May 11, 2000. At the meeting, the following matters were submitted to a vote of the stockholders of Lear Corporation. Pursuant to the rules of the New York Stock Exchange, there were no broker non-voters in any of the matters described below.

(1)	The election of four directors to hold office until the 2002 Annual Meeting of Stockholders.
The vote with respect to each nominee was as follows:

Nominee	For	Withheld

Irma B. Elder	59,181,045	1,336,630

David P. Spalding	59,187,531	1,330,144

James A. Stern	59,187,297	1,330,378

(2)	The appointment of the firm of Arthur Andersen LLP as independent auditors of Lear Corporation for the year ending December 31, 2000

For	Withheld	Abstain

60,466,043	22,916	28,716

LEAR CORPORATION

PART II — OTHER INFORMATION

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

	4.1	Supplemental Indenture No. 1 to Indenture dated as of May 15, 1999, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and the Bank of New York as Trustee.

	10.1	Employment Agreement dated July 5, 2000 between the Company and Kenneth L. Way.

	10.2	Employment Agreement dated July 5, 2000 between the Company and Robert E. Rossiter.

	10.3	Employment Agreement dated July 5, 2000 between the Company and James H. Vandenberghe.

	10.4	Employment Agreement dated July 5, 2000 between the Company and Donald J. Stebbins.

	10.5	Employment Agreement dated July 5, 2000 between the Company and Douglas G. DelGrosso.

	27.1	Financial Data Schedule for the quarter ended July 1, 2000.

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended July 1, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION

Dated:	August 15, 2000	By:	/s/ Donald J. Stebbins Donald J. Stebbins Senior Vice President and Chief Financial Officer

		By:	/s/ David C. Wajsgras David C. Wajsgras Vice President and Corporate Controller

LEAR CORPORATION
FORM 10-Q
Exhibit Index
For the Quarter Ended July 1, 2000

Exhibit
Number

4.1	Supplemental Indenture No. 1 to Indenture dated as of May 15, 1999, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and the Bank of New York as Trustee.

10.1	Employment Agreement dated July 5, 2000 between the Company and Kenneth L. Way.

10.2	Employment Agreement dated July 5, 2000 between the Company and Robert E. Rossiter.

10.3	Employment Agreement dated July 5, 2000 between the Company and James H. Vandenberghe.

10.4	Employment Agreement dated July 5, 2000 between the Company and Donald J. Stebbins.

10.5	Employment Agreement dated July 5, 2000 between the Company and Douglas G. DelGrosso.

27.1	Financial Data Schedule for the quarter ended July 1, 2000.