Form 10-Q
period 2000-09-30
LEAR CORP /DE/
filed 2000-11-14
CIK 842162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number: 1-11311

LEAR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 21557 Telegraph Road, Southfield, MI (Address of principal executive offices)	13-3386776 (I.R.S. Employer Identification No.) 48086-5008 (zip code)

(248) 447-1500
(Registrant’s telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes No

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

      Number of shares of Common Stock, $0.01 par value per share, outstanding as of October 31, 2000: 64,400,101

LEAR CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2000

INDEX

Part I — Financial Information:	Page No.

Item 1 — Consolidated Financial Statements

Introduction to the Consolidated Financial Statements	3

Consolidated Balance Sheets —

September 30, 2000 (Unaudited) and December 31, 1999	4

Consolidated Statements of Income (Unaudited) —

Three and Nine Months Ended September 30, 2000 and October 2, 1999	5

Consolidated Statements of Cash Flows (Unaudited) —

Nine Months Ended September 30, 2000 and October 2, 1999	6

Notes to the Consolidated Financial Statements	7

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3 — Quantitative and Qualitative Disclosures about Market Risk (included in Item 2)

Part II — Other Information:

Item 6 — Exhibits and Reports on Form 8-K	34

Signatures	35

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

LEAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	September 30,	December 31,
	2000	1999

	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$80.7	$106.9

Accounts receivable, net	1,898.9	1,866.1

Inventories	545.1	577.3

Recoverable customer engineering and tooling	289.0	304.9

Other	346.2	299.0

Total current assets	3,159.9	3,154.2

LONG-TERM ASSETS:

Property, plant and equipment, net	1,870.3	1,970.0

Goodwill, net	3,260.6	3,210.5

Other	390.9	382.9

Total long-term assets	5,521.8	5,563.4

	$8,681.7	$8,717.6

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Short-term borrowings	$108.2	$103.6

Accounts payable and drafts	2,174.1	2,245.3

Accrued liabilities	1,240.2	1,074.9

Current portion of long-term debt	129.1	63.6

Total current liabilities	3,651.6	3,487.4

LONG-TERM LIABILITIES:

Long-term debt	3,081.9	3,324.8

Other	438.3	440.1

Total long-term liabilities	3,520.2	3,764.9

STOCKHOLDERS’ EQUITY:

Common stock, $.01 par value, 150,000,000 authorized; 67,672,431 issued at September 30, 2000 and 67,609,730 issued at December 31, 1999	.7	.7

Additional paid-in capital	870.9	870.2

Note receivable from sale of common stock	(.1)	(.1)

Common stock held in treasury, at cost, 3,272,330 shares at September 30, 2000 and 1,010,230 shares at December 31, 1999	(87.2)	(33.5)

Retained earnings	964.1	761.8

Accumulated other comprehensive income	(238.5)	(133.8)

Total stockholders’ equity	1,509.9	1,465.3

	$8,681.7	$8,717.6

The accompanying notes are an integral part of these balance sheets.

LEAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in millions, except per share data)

	Three Months Ended		Nine Months Ended

	Sept. 30,	Oct. 2,	Sept. 30,	Oct. 2,
	2000	1999	2000	1999

Net sales	$3,144.1	$3,046.7	$10,710.6	$8,967.5

Cost of sales	2,844.3	2,741.8	9,646.8	8,104.7

Selling, general and administrative expenses	119.3	131.3	399.3	344.7

Amortization of goodwill	22.7	21.9	67.5	55.2

Operating income	157.8	151.7	597.0	462.9

Interest expense	80.0	71.3	239.5	161.6

Other expense, net	12.5	13.4	13.8	28.6

Income before provision for national income taxes	65.3	67.0	343.7	272.7

Provision for national income taxes	26.7	27.7	141.4	108.3

Net income	$38.6	$39.3	$202.3	$164.4

Basic net income per share	$.60	$.59	$3.08	$2.46

Diluted net income per share	$.59	$.58	$3.05	$2.42

The accompanying notes are an integral part of these statements.

LEAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	Nine Months Ended

	September 30,	October 2,
	2000	1999

Cash Flows from Operating Activities:

Net income	$202.3	$164.4

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Gain on sale of business	(36.6)	—

Depreciation and amortization	295.2	244.4

Change in recoverable customer engineering and tooling and other	(3.1)	(119.3)

Net change in working capital items	(106.3)	(312.9)

Other, net	4.9	—

Net cash provided by (used in) operating activities	356.4	(23.4)

Cash Flows from Investing Activities:

Additions to property, plant and equipment	(227.8)	(257.0)

Cost of acquisitions, net of cash acquired	(11.8)	(2,450.8)

Proceeds from disposition of businesses	106.7	310.0

Other, net	(7.9)	—

Net cash used in investing activities	(140.8)	(2,397.8)

Cash Flows from Financing Activities:

Change in long-term debt, net	(157.5)	2,306.1

Short-term borrowings, net	6.2	25.3

Proceeds from sale of common stock	—	7.5

Purchase of treasury stock	(53.7)	—

Increase (decrease) in drafts	(30.5)	113.2

Other, net	.7	—

Net cash provided by (used in) financing activities	(234.8)	2,452.1

Effect of foreign currency translation	(7.0)	10.5

Net Change in Cash and Cash Equivalents	(26.2)	41.4

Cash and Cash Equivalents at Beginning of Period	106.9	30.0

Cash and Cash Equivalents at End of Period	$80.7	$71.4

Changes in Working Capital Items, Net of Effects of Acquisitions:

Accounts receivable, net	$(132.1)	$(231.1)

Inventories	(4.9)	(71.2)

Accounts payable	76.5	26.9

Accrued liabilities and other	(45.8)	(37.5)

	$(106.3)	$(312.9)

Supplementary Disclosure:

Cash paid for interest	$203.7	$101.7

Cash paid for income taxes	$60.3	$53.3

The accompanying notes are an integral part of these statements.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

      The consolidated financial statements include the accounts of Lear Corporation, a Delaware corporation, and the wholly-owned and majority-owned subsidiaries controlled by Lear. Unless the context otherwise requires, references herein to “Lear” or the “Parent” are to Lear Corporation, and references to the “Company” are to Lear and the wholly-owned and majority-owned subsidiaries controlled by Lear. Investments in affiliates, other than wholly-owned and majority-owned subsidiaries controlled by Lear, in which Lear owns a 20% or greater interest are accounted for under the equity method. Certain items have been reclassified to conform to the presentation used in the quarter ended September 30, 2000.

(2) 2000 Disposition

      In June 2000, the Company completed the sale of its sealants and foam rubber business to AcoustiSeal, Inc. for approximately $92.5 million. A gain on the sale of $36.6 million is included in other expense, net in the accompanying consolidated statement of income for the nine months ended September 30, 2000. The pro forma effects of this disposition would not be materially different from reported results.

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

      The UT Automotive acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed in the acquisition have been reflected in the accompanying consolidated balance sheets. The operating results of UT Automotive have been included in the consolidated financial statements of the Company since the date of acquisition. In the first quarter of 2000, the allocation of the purchase price was revised, resulting in an increase in goodwill of $45.6 million. The increase was primarily due to the finalization of certain restructuring plans (see Note 6) and the recognition of certain pre-acquisition contingent liabilities. The purchase price and related allocation were finalized in May 2000, which resulted in an aggregate increase in goodwill of $114.6 million. The increase was primarily due to the finalization of pre-acquisition contingencies related to warranty and legal issues, the finalization of certain additional restructuring plans (see Note 6) and the revision of amounts recorded related to loss contracts that existed at the date of acquisition to provide products to customers at selling prices which are not sufficient to cover the direct costs to produce such products.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited, in millions, except per share data):

	Nine Months Ended October 2, 1999

		UT	Operating and		Elimination	Operating and
	Lear	Automotive	Financing		of EMS	Financing
	Historical	Historical (1)	Adjustments		Historical (1)	Adjustments	Pro Forma

Net sales	$8,967.5	$1,091.1	$—		$(114.9)	$—	$9,943.7

Net income	164.4	36.4	(42.6	)(2)	(6.1)	6.1 (3)	158.2

Basic net income per share	2.46						2.37

Diluted net income per share	2.42						2.33

(1)	The UT Automotive and EMS historical information represents amounts derived from the unaudited results of operations from the beginning of the year to May 4, 1999, the date the Company acquired UT Automotive.

(2)	The Operating and Financing Adjustments that resulted from the acquisition of UT Automotive include:

Nine Months Ended
October 2, 1999

Amortization of goodwill from the acquisition of UT Automotive (over 40 years)	$8.3

Incremental interest expense incurred as a result of the acquisition of UT Automotive	52.8

Impact on tax provision due to incremental interest expense	(18.5)

Net impact of adjustments on net income	$(42.6)

(3)	The Operating and Financing Adjustments that resulted from the sale of EMS include:

Nine Months Ended
October 2, 1999

Reduction of interest expense incurred as a result of the sale of EMS	$(9.4)

Impact on tax provision due to reduction of interest expense	3.3

Net impact of adjustments on net income	$6.1

      The pro forma information above does not purport to be indicative of the results that actually would have been achieved if the operations were combined during the periods presented and is not intended to be a projection of future results or trends.

(5)	1998 Restructuring and Other Charges

      In the fourth quarter of 1998, the Company began to implement a restructuring plan designed to lower its cost structure and improve the long-term competitive position of the Company. As a result of this restructuring plan, the Company recorded pre-tax charges of $133.0 million, consisting of $110.5 million of restructuring charges and $22.5 million of other charges. Included in this total were the costs to consolidate the Company’s European operations of $78.9 million, charges resulting from the consolidation of certain manufacturing and administrative operations in North and South America of $31.6 million, other asset impairment charges of $15.0 million and contract termination fees and other of $7.5 million. The impaired assets, included in other charges, consisted of a valuation allowance on the collectibility of a note receivable from a South American supplier of $6.5 million, the write-down of equipment to fair market value of $5.6 million and the write-down of costs related to the termination of an information systems project of $2.9 million.

      The plan originally called for the termination of approximately 3,000 employees, of which 2,604 had been terminated as of September 30, 2000. In addition, the plan originally called for

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the closure of 13 facilities, of which 12 had been closed as of September 30, 2000. In the fourth quarter of 1999, the closure of a European facility and the related termination of 280 employees were delayed until the third quarter of 2001 due to a request from a customer to continue supplying product until that time. Also in the fourth quarter of 1999, the termination of 71 manufacturing and engineering personnel in Italy and Germany was cancelled due to increased demand for the related programs. There have been no other significant changes to the original restructuring plan. The following table summarizes the restructuring and other charges (in millions):

	Accrual at			Accrual at
	December 31,	Utilized		Sept. 30,
	1999	Cash	Noncash	2000

European Operations Consolidation:

Severance	$12.5	$(4.4)	$—	$8.1

Lease cancellation costs	18.3	(2.7)	—	15.6

North and South America Operations Consolidation Severance	1.4	(1.1)	—	.3

Total	$32.2	$(8.2)	$—	$24.0

(6) Restructuring Charges Related to Acquisitions

UT Automotive

      During the second quarter of 1999, the Company began to implement restructuring plans designed to integrate the operations of the recently acquired UT Automotive. Certain of these restructuring plans were finalized during the first quarter of 2000. As a result of these restructuring plans, the Company recorded an adjustment to the original purchase price allocation of $21.0 million, consisting of $14.9 million of severance costs, $4.6 million of asset impairment charges and $1.5 million of other costs. The plans call for the termination of 367 employees, of which 109 had been terminated as of September 30, 2000, and the closure of 3 facilities. Employee terminations and facility closures are expected to be completed by the first quarter of 2001. Additional restructuring plans were finalized in the second quarter of 2000, prior to May 4, 2000. As a result of these additional restructuring plans, the Company recorded an adjustment to the original purchase price allocation of $11.3 million, consisting of $4.9 million of severance costs, $2.8 million of asset impairment charges and $3.6 million of other costs. These plans further call for the termination of 532 employees, of which 424 had been terminated as of September 30, 2000, and the closure of 2 facilities, both of which had been closed as of September 30, 2000. The remaining employee terminations are expected to be completed by the fourth quarter of 2000.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the restructuring activity related to this acquisition (in millions):

				Accrual at
	Original	Utilized		Sept. 30,
	Adjustment	Cash	Noncash	2000

Severance	$19.8	$(6.3)	$—	$13.5

Asset impairments	7.4	—	(7.4)	—

Other	5.1	—	—	5.1

Total	$32.3	$(6.3)	$(7.4)	$18.6

Pianfei, Strapazzini and Chapman

      During the second quarter of 1998, the Company began to implement restructuring plans designed to integrate the recently acquired Pianfei, Strapazzini and Chapman operations. These restructuring plans were finalized during the second quarter of 1999. The plans call for the termination of 340 employees, all of which were terminated as of September 30, 2000, and the closure of or exit from five facilities, all of which were closed or vacated as of September 30, 2000. There have been no significant changes to the plans. The following table summarizes the restructuring activity related to these acquisitions (in millions):

	Accrual at			Accrual at
	December 31,	Utilized		Sept. 30,
	1999	Cash	Noncash	2000

Lease cancellation costs	$2.0	$(1.1)	$—	$.9

Severance	.5	(.4)	—	.1

Total	$2.5	$(1.5)	$—	$1.0

Delphi Seating

      During the third quarter of 1998, the Company began to implement restructuring plans designed to integrate the operations of the recently acquired Delphi Seating. These restructuring plans were finalized during the third quarter of 1999. The plans call for the termination of 434 employees, of which 419 were terminated as of September 30, 2000, and the closure of or exit from four facilities, all of which were closed or vacated as of September 30, 2000. The remaining employee terminations are expected to be completed in the fourth quarter of 2000. There have been no significant changes to the plans.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the restructuring activity related to the Delphi Seating acquisition (in millions):

	Accrual at			Accrual at
	December 31,	Utilized		Sept. 30,
	1999	Cash	Noncash	2000

Lease cancellation costs	$1.0	$(.3)	$—	$.7

Severance	1.6	(.4)	—	1.2

Other	1.4	(.6)	—	.8

Total	$4.0	$(1.3)	$—	$2.7

(7) Inventories

      Inventories are stated at the lower of cost or market. Cost is determined principally using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories are comprised of the following (in millions):

	September 30,	December 31,
	2000	1999

Raw materials	$316.2	$317.4

Work-in-process	71.9	88.1

Finished goods	157.0	171.8

Inventories	$545.1	$577.3

(8) Property, Plant and Equipment

      Property, plant and equipment is stated at cost. Depreciable property is depreciated over the estimated useful lives of the assets, principally using the straight-line method. A summary of property, plant and equipment is shown below (in millions):

	September 30,	December 31,
	2000	1999

Land	$106.7	$84.2

Buildings and improvements	590.7	577.4

Machinery and equipment	1,952.4	1,992.2

Total property, plant and equipment	2,649.8	2,653.8

Less – accumulated depreciation	(779.5)	(683.8)

Net property, plant and equipment	$1,870.3	$1,970.0

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9) Long-Term Debt

      Long-term debt is comprised of the following (in millions):

	September 30,	December 31,
	2000	1999

Credit agreements	$1,337.8	$1,506.7

Other	137.2	145.7

	1,475.0	1,652.4

Less – current portion	(129.1)	(63.6)

	1,345.9	1,588.8

8.11% Senior Notes, due 2009	800.0	800.0
7.96% Senior Notes, due 2005	600.0	600.0

9.50% Subordinated Notes, due 2006	200.0	200.0

8.25% Subordinated Notes, due 2002	136.0	136.0

	1,736.0	1,736.0

Long-term debt	$3,081.9	$3,324.8

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

      On May 18, 1999, Lear issued $1.4 billion aggregate principal amount of senior notes, the proceeds of which were used to repay the interim term loan. The offering included $800 million in aggregate principal amount of ten-year notes bearing interest at a rate of 8.11% per annum and $600 million in aggregate principal amount of six-year notes bearing interest at a rate of 7.96% per annum. Interest on the senior notes is payable on May 15 and November 15 of each year. The senior notes were not registered under the Securities Act of 1933, as amended. In January 2000, the Company completed an exchange offer of the senior notes for substantially identical notes registered under the Securities Act of 1933, as amended.

      Lear’s primary credit facilities are guaranteed by certain of its significant domestic subsidiaries and are secured by the pledge of all or a portion of the capital stock of certain of its significant subsidiaries. The senior notes are guaranteed by the same subsidiaries that guarantee the Company’s primary credit facilities.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10) Net Income Per Share

      Basic net income per share is computed using the weighted average common shares outstanding during the period. Diluted net income per share is computed using the average share price during the period when calculating the dilutive effect of stock options. Options to purchase 2,681,960 shares of common stock of the Company at exercise prices ranging from $23.12 to $54.22 and options to purchase 2,676,561 shares of common stock of the Company at exercise prices ranging from $25.53 to $54.22 were outstanding during the three months and the nine months ended September 30, 2000, respectively, but were not included in the computation of diluted shares outstanding, as inclusion would have resulted in antidilution. Shares outstanding for the periods presented were as follows:

	Three Months Ended		Nine Months Ended

	Sept. 30,	Oct. 2,	Sept. 30,	Oct. 2,
	2000	1999	2000	1999

Weighted average shares outstanding	64,438,009	67,038,268	65,648,790	66,881,606

Dilutive effect of stock options	618,575	872,561	606,948	907,244

Diluted shares outstanding	65,056,584	67,910,829	66,255,738	67,788,850

(11) Comprehensive Income (Loss)

      Comprehensive income (loss) is defined as all changes in a Company’s net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded in equity would be a part of comprehensive income (loss). Comprehensive income (loss) for the periods presented was as follows (in millions):

	Three Months Ended		Nine Months Ended

	Sept. 30,	Oct. 2,	Sept. 30,	Oct. 2,
	2000	1999	2000	1999

Net income	$38.6	$39.3	$202.3	$164.4

Other comprehensive income (loss):

Foreign currency translation adjustment	(48.4)	13.6	(104.7)	(58.6)

Other comprehensive income (loss)	(48.4)	13.6	(104.7)	(58.6)

Comprehensive income (loss)	$(9.8)	$52.9	$97.6	$105.8

(12) Pre-Production Costs Related to Long-Term Supply Agreements

      The Company incurs pre-production engineering, research and development (“ER&D”) costs related to the products that it supplies to its customers under long-term supply agreements. Historically, the Company has capitalized these costs when reimbursable from the customer and

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortized them over the term of the related supply agreement. On January 1, 2000, the Company prospectively adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Agreements,” which requires that all pre-production ER&D costs incurred after December 31, 1999 for products to be supplied under long-term supply agreements be expensed as incurred unless the reimbursement of such costs is contractually guaranteed by the customer. As a result, beginning January 1, 2000, the Company expensed all pre-production ER&D costs for products to be supplied under long-term supply agreements for which reimbursement was not contractually guaranteed by the customer. The financial impact of expensing such costs was offset through both commercial and operational efforts. In addition, during the first nine months of 2000, the Company capitalized $105.5 million of pre-production ER&D costs for products to be supplied under long-term supply agreements for which reimbursement is contractually guaranteed by the customer and is primarily in the form of lump sum recovery. The EITF consensus does allow for the continued amortization of pre-production ER&D costs incurred and capitalized on or prior to December 31, 1999. As such, the Company is continuing to amortize these costs over the terms of the related supply agreements.

      In addition, the Company incurs pre-production tooling costs related to the products that it supplies to its customers under long-term supply agreements. Historically, the Company has capitalized these costs when reimbursable from the customers. On January 1, 2000, the Company adopted the provisions of EITF Issue No. 99-5, which require that all pre-production tooling costs incurred after December 31, 1999 for tools that the supplier will not own and that will be used in producing products to be supplied under long-term supply agreements be expensed as incurred unless the supply agreement provides the supplier with the noncancelable right to use the tools or the reimbursement of such costs is contractually guaranteed by the customer. During the first nine months of 2000, the Company capitalized $294.6 million of pre-production tooling costs for products to be supplied under long-term supply agreements for which reimbursement is contractually guaranteed by the customer and is primarily in the form of lump sum recovery. This accounting is consistent with the Company’s historical accounting policies.

(13) Segment Reporting

      The Company is organized based on customer-focused and geographic divisions. Each division reports its results from operations and makes requests for capital expenditures directly to the chief operating decision making group. Under this organizational structure, the Company’s operating segments have been aggregated into one reportable segment. This aggregated segment consists of ten divisions, each with separate management teams. The Other category includes the corporate office, geographic headquarters and the technology division. None of these meet the requirements of being classified as an operating segment.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents revenues and other financial information by business segment (in millions):

	Three Months Ended Sept. 30, 2000			Nine Months Ended Sept. 30, 2000

	Automotive			Automotive
	Interiors	Other	Total	Interiors	Other	Total

Revenues	$3,129.0	$15.1	$3,144.1	$10,660.8	$49.8	$10,710.6

EBITA	218.8	(38.3)	180.5	780.7	(116.2)	664.5

Depreciation	68.7	4.5	73.2	215.5	12.2	227.7

Capital expenditures	64.8	1.6	66.4	220.8	7.0	227.8

Total assets	5,487.8	3,193.9	8,681.7	5,487.8	3,193.9	8,681.7

	Three Months Ended Oct. 2, 1999			Nine Months Ended Oct. 2, 1999

	Automotive			Automotive
	Interiors	Other	Total	Interiors	Other	Total

Revenues	$3,044.6	$2.1	$3,046.7	$8,960.6	$6.9	$8,967.5

EBITA	206.3	(32.7)	173.6	609.8	(91.7)	518.1

Depreciation	69.2	3.2	72.4	181.1	8.1	189.2

Capital expenditures	95.0	(.6)	94.4	253.9	3.1	257.0

Total assets	6,070.8	2,954.9	9,025.7	6,070.8	2,954.9	9,025.7

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(14) Supplemental Guarantor Condensed Consolidating Financial Statements

			September 30, 2000

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

		(Unaudited, in millions)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$(15.2)	$4.4	$91.5	$—	$80.7

Accounts receivable, net	116.7	637.9	1,144.3	—	1,898.9

Inventories	14.5	205.1	325.5	—	545.1

Recoverable customer engineering and tooling	53.8	47.6	187.6	—	289.0

Other	138.7	93.8	113.7	—	346.2

Total current assets	308.5	988.8	1,862.6	—	3,159.9

LONG-TERM ASSETS:

Property, plant and equipment, net	114.2	644.5	1,111.6	—	1,870.3

Goodwill, net	118.8	1,236.9	1,904.9	—	3,260.6

Investment in subsidiaries	2,565.9	1,587.1	—	(4,153.0)	—

Other	126.8	34.5	229.6	—	390.9

Total long-term assets	2,925.7	3,503.0	3,246.1	(4,153.0)	5,521.8

	$3,234.2	$4,491.8	$5,108.7	$(4,153.0)	$8,681.7

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Short-term borrowings	$70.0	$—	$38.2	$—	$108.2

Accounts payable and drafts	222.1	671.5	1,280.5	—	2,174.1

Accrued liabilities	233.5	430.9	575.8	—	1,240.2

Current portion of long-term debt	125.0	.2	3.9	—	129.1

Total current liabilities	650.6	1,102.6	1,898.4	—	3,651.6

LONG-TERM LIABILITIES:

Long-term debt	2,945.7	10.1	126.1	—	3,081.9

Intercompany accounts, net	(2,063.7)	2,269.8	(206.1)	—	—

Other	191.7	148.2	98.4	—	438.3

Total long-term liabilities	1,073.7	2,428.1	18.4	—	3,520.2

STOCKHOLDERS’ EQUITY	1,509.9	961.1	3,191.9	(4,153.0)	1,509.9

	$3,234.2	$4,491.8	$5,108.7	$(4,153.0)	$8,681.7

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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	For the Three Months Ended September 30, 2000

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

	(Unaudited, in millions)

Net sales	$286.2	$2,036.4	$1,602.1	$(780.6)	$3,144.1

Cost of sales	249.8	1,932.9	1,442.2	(780.6)	2,844.3

Selling, general and administrative expenses	34.9	19.1	65.3	—	119.3

Amortization of goodwill	.9	8.6	13.2	—	22.7

Operating income	.6	75.8	81.4	—	157.8

Interest (income) expense	(3.9)	17.7	66.2	—	80.0

Other (income) expense, net	(60.6)	73.4	(.3)	—	12.5

Income (loss) before provision (credit) for national income taxes and equity in net income of subsidiaries	65.1	(15.3)	15.5	—	65.3

Provision (credit) for national income taxes	39.0	(16.9)	4.6	—	26.7

Equity in net income of subsidiaries	(12.5)	(36.9)	—	49.4	—

Net income	$38.6	$38.5	$10.9	$(49.4)	$38.6

	For the Three Months Ended October 2, 1999

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

	(Unaudited, in millions)

Net sales	$318.5	$1,471.2	$1,822.2	$(565.2)	$3,046.7

Cost of sales	307.5	1,316.9	1,682.6	(565.2)	2,741.8

Selling, general and administrative expenses	18.2	48.0	65.1	—	131.3

Amortization of goodwill	1.2	11.2	9.5	—	21.9

Operating income (loss)	(8.4)	95.1	65.0	—	151.7

Interest expense	18.2	47.1	6.0	—	71.3

Other (income) expense, net	(73.2)	59.5	27.1	—	13.4

Income (loss) before provision (credit) for national income taxes and equity in net income of subsidiaries	46.6	(11.5)	31.9	—	67.0

Provision (credit) for national income taxes	9.5	(7.0)	25.2	—	27.7

Equity in net income of subsidiaries	(2.2)	(49.0)	—	51.2	—

Net income	$39.3	$44.5	$6.7	$(51.2)	$39.3

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	For the Nine Months Ended September 30, 2000

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

		(Unaudited, in millions)
Net sales	$832.7	$5,246.8	$6,916.7	$(2,285.6)	$10,710.6

Cost of sales	804.7	4,757.7	6,370.0	(2,285.6)	9,646.8

Selling, general and administrative expenses	130.3	60.8	208.2	—	399.3

Amortization of goodwill	3.1	24.7	39.7	—	67.5

Operating income (loss)	(105.4)	403.6	298.8	—	597.0

Interest expense	47.8	171.5	20.2	—	239.5

Other (income) expense, net	(192.7)	89.5	117.0	—	13.8

Income before provision for national income taxes and equity in net income of subsidiaries	39.5	142.6	161.6	—	343.7

Provision for national income taxes	23.7	58.8	58.9	—	141.4

Equity in net income of subsidiaries	(186.5)	(96.2)	—	282.7	—

Net income	$202.3	$180.0	$102.7	$(282.7)	$202.3

	For the Nine Months Ended October 2, 1999

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

		(Unaudited, in millions)

Net sales	$894.9	$3,815.2	$6,011.1	$(1,753.7)	$8,967.5

Cost of sales	871.8	3,425.9	5,560.7	(1,753.7)	8,104.7

Selling, general and administrative expenses	79.1	86.6	179.0	—	344.7

Amortization of goodwill	4.1	20.5	30.6	—	55.2

Operating income (loss)	(60.1)	282.2	240.8	—	462.9

Interest expense	49.6	95.8	16.2	—	161.6

Other (income) expense, net	(220.0)	137.1	111.5	—	28.6

Income before provision for national income taxes and equity in net income of subsidiaries	110.3	49.3	113.1	—	272.7

Provision for national income taxes	47.9	18.4	42.0	—	108.3

Equity in net income of subsidiaries	(102.0)	(75.0)	—	177.0	—

Net income	$164.4	$105.9	$71.1	$(177.0)	$164.4

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	For the Nine Months Ended September 30, 2000

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

	(Unaudited, in millions)

Net cash provided by operating activities	$75.6	$176.7	$104.1	$—	$356.4

Cash Flows from Investing Activities:

Additions to property, plant and equipment	(27.7)	(60.2)	(139.9)	—	(227.8)

Cost of acquisitions, net of cash acquired	—	—	(11.8)	—	(11.8)

Proceeds from disposition of businesses	—	97.7	9.0	—	106.7

Other, net	(7.5)	.3	(.7)	—	(7.9)

Net cash provided by (used in) investing activities	(35.2)	37.8	(143.4)	—	(140.8)

Cash Flows from Financing Activities:

Change in long-term debt, net	(34.0)	(.1)	(123.4)	—	(157.5)

Short-term borrowings, net	(8.6)	—	14.8	—	6.2

Purchase of treasury stock	(53.7)	—	—	—	(53.7)

Increase (decrease) in drafts	14.3	(53.2)	8.4	—	(30.5)

Other, net	.7	—	—	—	.7

Change in intercompany accounts	25.5	(165.6)	140.1	—	—

Net cash provided by (used in) financing activities	(55.8)	(218.9)	39.9	—	(234.8)

Effect of foreign currency translation	—	.1	(7.1)	—	(7.0)

Net Change in Cash and Cash Equivalents	(15.4)	(4.3)	(6.5)	—	(26.2)

Cash and Cash Equivalents at Beginning of Period	.2	8.7	98.0	—	106.9

Cash and Cash Equivalents at End of Period	$(15.2)	$4.4	$91.5	$—	$80.7

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	For the Nine Months Ended October 2, 1999

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

	(Unaudited, in millions)

Net cash provided by (used in) operating activities	$(104.3)	$359.3	$(278.4)	$—	$(23.4)

Cash Flows from Investing Activities:

Additions to property, plant and equipment	(38.5)	(79.4)	(139.1)	—	(257.0)

Cost of acquisitions, net of cash acquired	—	(2,298.5)	(152.3)	—	(2,450.8)

Proceeds from disposition of businesses	—	310.0	—	—	310.0

Net cash used in investing activities	(38.5)	(2,067.9)	(291.4)	—	(2,397.8)

Cash Flows from Financing Activities:

Change in long-term debt, net	2,416.1	8.7	(118.7)	—	2,306.1

Short-term borrowings, net	23.5	5.8	(4.0)	—	25.3

Proceeds from sale of common stock	7.5	—	—	—	7.5

Increase (decrease) in drafts	11.3	58.2	43.7	—	113.2

Change in intercompany accounts	(2,315.5)	1,688.0	627.5	—	—

Net cash provided by financing activities	142.9	1,760.7	548.5	—	2,452.1

Effect of foreign currency translation	—	2.4	8.1	—	10.5

Net Change in Cash and Cash Equivalents	.1	54.5	(13.2)	—	41.4

Cash and Cash Equivalents at Beginning of Period	(3.8)	2.7	31.1	—	30.0

Cash and Cash Equivalents at End of Period	$(3.7)	$57.2	$17.9	$—	$71.4

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

      Basis of Presentation — In connection with the acquisition of UT Automotive (see Notes 3 and 9), Lear issued $1.4 billion aggregate principal amount of senior notes, which consisted of $600 million aggregate principal amount of 7.96% senior notes due May 15, 2005 and $800 million aggregate principal amount of 8.11% senior notes due May 15, 2009. Certain of Lear’s domestic wholly-owned subsidiaries (the “Guarantors”) irrevocably and unconditionally fully guaranteed on a joint and several basis the punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all of the Company’s obligations under the senior notes, including the Company’s obligations to pay principal, premium, if any, and interest with respect to the senior notes. The Guarantors on the date of the indenture were Lear Operations Corporation and Lear Corporation Automotive Holdings (formerly, UT Automotive). Effective as of May 2, 2000, Lear Seating Holdings Corp. #50 and Lear Corporation EEDS and Interiors became Guarantors under the indenture governing the senior notes. In lieu of providing separate unaudited financial statements for the Guarantors, the Company has included the unaudited consolidating condensed financial statements on pages 17 to 22. All supplemental guarantor condensed consolidating financial statements reflect Lear Operations Corporation, Lear Corporation Automotive Holdings, Lear Seating Holdings Corp. #50 and Lear Corporation EEDS and Interiors as Guarantors for all periods presented. Management does not believe that separate financial statements of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented.

      Distributions — There are no significant restrictions on the ability of the Guarantors to make distributions to the Parent.

      Selling and Administrative Expenses — The Parent allocated $16.3 million and $13.9 million for the three month periods ended September 30, 2000 and October 2, 1999, respectively, and $63.9 million and $47.0 million for the nine month periods ended September 30, 2000 and October 2, 1999, respectively, of corporate selling and administrative expenses to its operating subsidiaries. The allocations were based on various factors which estimate usage of particular corporate functions, and in certain instances, other relevant factors, such as the revenues or headcount of the Company’s subsidiaries.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

      Long-term debt of the Parent and the Guarantors — Long-term debt of the Parent and the Guarantors on a combined basis consisted of the following as of September 30, 2000 and December 31, 1999 (in millions):

	September 30,	December 31,
	2000	1999

Senior notes	$1,400.0	$1,400.0

Credit agreement	1,240.7	1,275.1

Other long-term debt	104.3	104.0

Subordinated notes	336.0	336.0

	3,081.0	3,115.1

Less — current portion	(125.2)	(50.2)

	$2,955.8	$3,064.9

      The obligations of foreign subsidiary borrowers under the credit agreement are guaranteed by the Parent.

      For a more detailed description of the above indebtedness, see Note 9 to the Consolidated Financial Statements.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 vs. Three Months Ended October 2, 1999.

      Net sales in the quarter ended September 30, 2000 were $3.1 billion, exceeding net sales in the quarter ended October 2, 1999 by $.1 billion or 3.2%. The increase in net sales was primarily the result of increased volumes on new and existing programs, which contributed an additional $252 million in net sales in the third quarter of 2000 as compared to the third quarter of 1999. This increase was partially offset by the negative impact of exchange rate fluctuations ($120 million) and divestitures ($35 million).

      Gross profit and gross margin were $300 million and 9.5%, respectively, in the quarter ended September 30, 2000 as compared to $305 million and 10.0%, respectively, in the quarter ended October 2, 1999. The decrease in gross profit and gross margin was primarily due to the impact of lower production on certain platforms and divestitures, offset by operational efficiencies in the business.

      Selling, general and administrative expenses, including research and development, as a percentage of net sales decreased to 3.8% in the third quarter of 2000 as compared to 4.3% in the third quarter of 1999. The decrease was primarily due to cost savings related to the integration of acquired businesses, particularly UT Automotive.

      Operating income and operating margin were $158 million and 5.0%, respectively, in the third quarter of 2000 as compared to $152 million and 5.0%, respectively, in the third quarter of 1999. Operating margins were essentially unchanged as operational efficiencies in the business were offset by lower production on certain platforms and divestitures as well as engineering and startup costs associated with the launch of three new European facilities.

      Interest expense increased by $9 million to $80 million in the third quarter of 2000 as compared to $71 million in the third quarter of 1999. This increase was due to increased interest rates, primarily under our primary credit facilities, partially offset by debt reductions.

      Other expense, which includes state and local taxes, foreign currency exchange, minority interests in consolidated subsidiaries, equity in net income of affiliates and other non-operating expenses, was $12 million in the third quarter of 2000 as compared to $13 million in the third quarter of 1999.

      The provision for income taxes in the current quarter was $27 million, representing an effective tax rate of 40.9%, as compared to $28 million, representing an effective tax rate of 41.3%, in the prior year. Net income in the third quarter of 2000 was $39 million, or $.59 per share, as compared to $39 million, or $.58 per share, in the third quarter of 1999. Net income per share in the third quarter of 2000 benefited from a lower number of shares outstanding as compared to the third quarter of 1999.

Nine Months Ended September 30, 2000 vs. Nine Months Ended October 2, 1999.

      Net sales in the first nine months of 2000 were $10.7 billion, exceeding net sales in the first nine months of 1999 by $1.7 billion or 19.4%. The increase in net sales in the first nine months of 2000 was primarily the result of incremental sales related to acquired businesses, particularly UT Automotive, which collectively accounted for $1.0 billion of the increase, and increased volumes on new and existing programs, which accounted for $1.0 billion of the increase. Unfavorable exchange rate fluctuations negatively impacted net sales in the first nine months of 2000 by $.3 billion.

      Gross profit and gross margin were $1.1 billion and 9.9%, respectively, in the first nine months of 2000 as compared to $.9 billion and 9.6%, respectively, in the comparable period of 1999. The increase in gross profit and gross margin in the current period was primarily due to the contribution of the UT Automotive acquisition.

      Selling, general and administrative expenses, including research and development, as a percentage of net sales were 3.7% in the first nine months of 2000 as compared to 3.8% in the first nine months of 1999. The small decrease in selling, general and administrative expenses as a percentage of net sales was particularly due to cost savings related to the integration of acquired businesses, particularly UT Automotive, and exchange rate fluctuations.

      Operating income and operating margin were $597 million and 5.6%, respectively, in the first nine months of 2000 as compared to $463 million and 5.2%, respectively, in the first nine months of 1999. The increase in operating income was primarily due to the contribution of acquisitions, particularly UT Automotive, which collectively accounted for $111 million of the increase. This increase was partially offset by higher goodwill amortization as a result of the UTA Automotive acquisition and exchange rate fluctuations. The improvement in operating margin was primarily the result of operational efficiencies in the business and the successful integration of the UT Automotive acquisition offset by lower production on certain platforms and divestitures as well as engineering and startup costs associated with the launch of three new European facilities.

      Interest expense increased by $78 million to $240 million in the first nine months of 2000 as compared to $162 million in the first nine months of 1999, due to the debt incurred to finance the UT Automotive acquisition and increased interest rates, primarily under our primary credit facilities.

      Other expense, which includes state and local taxes, foreign currency exchange, minority interests in consolidated subsidiaries, equity in net income of affiliates and other non-operating expenses, was $14 million in the first nine months of 2000 as compared to $29 million in the first nine months of 1999. During the second quarter of 2000, we recorded a one-time gain of $37 million related to the sale of our sealants and foam rubber business. In addition, we recorded non-recurring expenses of $14 million, which included the disposal of idle equipment. Excluding non-recurring transactions, other expense was $37 million in the first nine months of 2000. The increase in other expense, as adjusted and as compared to the first nine months of 1999, was primarily due to an increase in minority interest expense resulting from higher income at certain of our consolidated joint ventures.

      The provision for income taxes in the current period was $141 million, representing an effective tax rate of 41.1%, as compared to $108 million, representing an effective tax rate of 39.7%, in the prior year. Net income in the first nine months of 2000 was $202 million, or $3.05 per share, as compared to $164 million, or $2.42 per share, in the first nine months of 1999. Excluding non-recurring transactions, net income was $189 million, or $2.85 per share, in the first nine months of 2000. Net income per share in the first nine months of 2000 benefited from a lower number of shares outstanding as compared to the first nine months of 1999.

Restructuring and Other Charges

      In the fourth quarter of 1998, Lear began to implement a restructuring plan designed to lower its cost structure and improve the long-term competitive position of the Company. As a result of this restructuring plan, we recorded pre-tax charges of $133.0 million, consisting of $110.5 million of restructuring charges and $22.5 million of other charges.

      The plan originally called for the termination of approximately 3,000 employees, of which 2,604 had been terminated as of September 30, 2000. In addition, the plan originally called for the closure of 13 facilities, of which 12 had been closed as of September 30, 2000. The closure of a European facility and the related termination of 280 employees has been delayed until the third quarter of 2001 due to a request from a customer to continue supplying product until that time. Further, we cancelled the termination of certain manufacturing and engineering personnel in Italy and Germany due to increased demand for the related programs. There have been no other significant changes to the original restructuring plan.

LIQUIDITY AND CAPITAL RESOURCES

      Our primary liquidity needs are to fund capital expenditures, service indebtedness and support working capital requirements. Our primary sources of liquidity are cash flows from operating activities and borrowing availability under our primary credit facilities. A substantial portion of our operating income is generated by our subsidiaries. As a result, we are dependent on the earnings and cash flows of, and dividends, distributions or advances from, our subsidiaries to provide the funds necessary to meet our obligations. There are no material restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear.

Cash Flow

      Excluding non-recurring transactions, net income for the first nine months of 2000 increased 15.1% to $189 million as compared to $164 million for the first nine months of 1999. In addition, depreciation and amortization was $295 million for the first nine months of 2000 and $244 million for the first nine months of 1999. The increase was primarily the result of the UT Automotive acquisition.

      Operating activities were a source of cash of $356 million during the first nine months of 2000 as compared to a use of cash of $23 million during the first nine months of 1999. The increase in operating cash flows was primarily the result of improvements in working capital, particularly accounts receivable and accounts payable, which was a use of cash of $106 million during the first nine months of 2000 as compared to a use of cash of $313 million during the first nine months of 1999. In addition, recoverable customer engineering and tooling favorably impacted operating cash flows during the first nine months of 2000 by $116 million as compared to the same period of the prior year.

      Net cash used in investing activities decreased from $2.4 billion in the first nine months of 1999 to $141 million in the same period of the current year. Investments in UT Automotive, Peregrine, Polovat and Ovatex as well as the purchase of Donnelly Corporation’s 50% interest in Lear-Donnelly Overhead Systems, L.L.C., the joint venture in which Lear and Donnelly had been equal partners, resulted in net acquisition costs of $2.4 billion in the first nine months of 1999. Capital expenditures decreased from $257 million in the first nine months of 1999 to $228 million in the first nine months of 2000. We currently anticipate less than $125 million during the remaining three months of 2000.

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

      Our primary credit facilities contain operating and financial covenants that, among other things, could limit our ability to access additional sources of capital. The primary credit facilities are guaranteed by certain of our significant domestic subsidiaries and are secured by the pledge of all or a portion of the capital stock of certain of our significant subsidiaries. The senior notes are guaranteed by the same subsidiaries that guarantee our primary credit facilities.

      As of September 30, 2000, we had $1.3 billion outstanding under the primary credit facilities and $53 million committed under outstanding letters of credit, resulting in approximately $1.7 billion unused and available under the primary credit facilities. In addition to debt outstanding under the primary credit facilities, we had $2.0 billion of debt, including short-term borrowings, outstanding as of September 30, 2000, consisting primarily of $1.4 billion of senior notes due between 2005 and 2009 and $336 million of subordinated notes due between 2002 and 2006.

      In January 2000, we purchased 500,000 shares of our outstanding Common Stock at an average purchase price of $29.43 per share. In March 2000, our Board of Directors approved a share repurchase program, authorizing the repurchase of up to an additional 6.7 million shares of our outstanding Common Stock over a 24-month period. In the second quarter of 2000, we purchased 1,642,100 shares of our outstanding Common Stock at purchase prices ranging from $20.53 per share to $24.91 per share. In August 2000, we purchased 120,000 shares of our outstanding Common Stock at an average purchase price of $22.86 per share. The extent to which we will repurchase additional shares and the timing of such purchases will depend upon prevailing market conditions, alternative uses of capital and other factors.

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

Foreign Exchange

      Operating results may be impacted by our buying, selling and financing in currencies other than the functional currency of our operating companies (“transactional exposure”). We mitigate this risk by entering into foreign currency forward, swap and option contracts. The foreign currency contracts are executed with banks that we believe are creditworthy. The gains and losses related to foreign currency contracts are deferred and included in the measurement of the foreign currency transaction subject to the hedge. Any gain or loss incurred related to a foreign currency contract is generally offset by the direct effects of the currency movements on the underlying transactions.

      Our most significant foreign currency transactional exposures relate to Mexico, Canada and the European Monetary Union. We have performed a quantitative analysis of our overall currency rate exposure as of September 30, 2000. The potential adverse earnings impact from a hypothetical 10% strengthening of the U.S. dollar relative to all other currencies for a twelve month period is approximately $3 million.

      In addition to the above transactional exposure, our operating results are impacted by the translation of our foreign operating income into U.S. dollars (“translation exposure”). We do not enter into foreign currency contracts to mitigate this exposure.

Interest Rates

      We use a combination of fixed and variable rate debt and interest rate swap and option contracts to manage our exposure to interest rate movements. Our exposure to variable interest rates on outstanding floating rate debt instruments indexed to U.S. or European Monetary Union short-term money market rates is partially managed by the use of interest rate swap agreements to convert variable rate debt to fixed rate debt, matching effective and maturity dates to specific debt instruments. These interest rate derivative contracts are executed with banks that we believe are creditworthy and are denominated in currencies that match the underlying debt instrument. Net interest payments or receipts from interest rate swap agreements are recorded as adjustments to interest expense in our consolidated statements of income on an accrual basis.

      We have performed a quantitative analysis of our overall interest rate exposure as of September 30, 2000. This analysis assumes an instantaneous 100 basis point parallel shift in interest rates at all points of the yield curve. The potential adverse earnings impact from this hypothetical increase for a twelve month period is approximately $11 million.

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

      In addition, we incur pre-production tooling costs related to the products that we supply to our customers under long-term supply agreements. Historically, we have capitalized these costs when reimbursable from the customers. EITF Issue No. 99-5 requires that beginning January 1, 2000, all pre-production tooling costs incurred after December 31, 1999 for tools that the supplier will not own and that will be used in producing products to be supplied under long-term supply agreements be expensed as incurred unless the supply agreement provides the supplier with the noncancelable right to use the tools or the reimbursement of such costs is contractually guaranteed by the customer. As the reimbursement of pre-production tooling costs is generally contractually guaranteed by our customers, compliance with this requirement of EITF Issue No. 99-5 did not have a material impact on our results of operations during the first nine months of 2000.

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

      During the third quarter of 2000, we recorded a loss contract accrual of $8.7 million in purchase accounting in conjunction with the Lear-Donnelly acquisition. During the first six months of 2000, we recorded loss contract accruals of $19.7 million and $18.4 million in purchase accounting in conjunction with the UT Automotive and Peregrine acquisitions, respectively. Previously, we had recorded a loss contract accrual of $53.3 million in purchase accounting in conjunction with the Delphi acquisition. These loss contract accruals were not recorded in the historical operating results of Lear-Donnelly, UT Automotive, Peregrine or Delphi. The losses included in the accrual have not been, and will not be, included in our operating results since the respective acquisition dates. Further, our future operating results will benefit from accruing these contract losses in the related purchase price allocations. The following table summarizes the loss contract accrual activity related to these acquisitions (in millions):

Original Adj. or			Accrual at
	Accrual at		Sept. 30,
	Dec. 31, 1999	Utilized	2000

Lear-Donnelly	$8.7	$(2.3)	$6.4

UT Automotive	19.7	(7.0)	12.7

Peregrine	18.4	(5.1)	13.3

Delphi	31.9	(7.8)	24.1

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

LEAR CORPORATION

PART II — OTHER INFORMATION

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

27.1 Financial Data Schedule for the quarter ended September 30, 2000.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION

Dated: November 14, 2000	By: /s/	Donald J. Stebbins Donald J. Stebbins Senior Vice President and Chief Financial Officer

	By: /s/	David C. Wajsgras David C. Wajsgras Vice President and Corporate Controller

LEAR CORPORATION
FORM 10-Q
Exhibit Index
For the Quarter Ended September 30, 2000

Exhibit
Number

27.1	Financial Data Schedule for the quarter ended September 30, 2000.