Form 10-K405
period 2000-12-31
LEAR CORP /DE/
filed 2001-03-07
CIK 842162

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000.

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number:1-11311

LEAR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3386776 (I.R.S. Employer Identification No.)

21557 Telegraph Road, Southfield, MI (Address of principal executive offices)	48086-5008 (zip code)

Registrant’s telephone number, including area code: (248) 447-1500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $.01 per share	Name of each exchange on which registered New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                Yes      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

As of March 1, 2001, the aggregate market value of the registrant’s Common Stock, par value $.01 per share, held by non-affiliates of the registrant was $1,998,050,746. The closing price of the Common Stock on March 1, 2001 as reported on the New York Stock Exchange was $31.60 per share.

As of March 1, 2001, the number of shares outstanding of the registrant’s Common Stock was 63,675,059 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on May 3, 2001, as described in the Cross-Reference Sheet and a Table of Contents included herewith, are incorporated by reference into Part III of this Report.

CROSS REFERENCE SHEET
AND
TABLE OF CONTENTS

			Page Number
			or Reference (1)

		PART I

ITEM	1.	Business	1

ITEM	2.	Properties	13

ITEM	3.	Legal proceedings	15

ITEM	4.	Submission of matters to a vote of security holders	15

		PART II

ITEM	5.	Market for the Company’s common stock and related stockholder matters	16

ITEM	6.	Selected financial data	17

ITEM	7.	Management’s discussion and analysis of financial condition and results of operations	19

ITEM	8.	Consolidated financial statements and supplementary data	25

ITEM	9.	Changes in and disagreements with accountants on accounting and financial disclosure	67

		PART III

ITEM	10.	Directors and Executive Officers of the Company (2)	68

ITEM	11.	Executive compensation (3)	71

ITEM	12.	Security ownership of certain beneficial owners and management (4)	71

ITEM	13.	Certain relationships and related transactions (5)	71

		PART IV

ITEM	14.	Exhibits, financial statement schedule and reports on Form 8-K	72

(1)	Certain information is incorporated by reference, as indicated below, from the registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on May 3, 2001 (the “Proxy Statement”).

(2)	A portion of the information required is incorporated by reference from the Proxy Statement sections entitled “Election of Directors” and “Directors and Beneficial Ownership.”

(3)	Proxy Statement section entitled “Executive Compensation.”

(4)	Proxy Statement section entitled “Directors and Beneficial Ownership - Security Ownership of Certain Beneficial Owners and Management.”

(5)	Proxy Statement section entitled “Certain Transactions.”

PART I

ITEM 1 — BUSINESS

      In this Report, when we use the terms the “Company,” “Lear,” “we,” “us” and “our,” unless otherwise indicated or the context otherwise requires, we are referring to Lear Corporation and its consolidated subsidiaries. A substantial portion of the Company’s operations are conducted through wholly-owned subsidiaries of Lear Corporation. Certain disclosures included in this Report constitute forward-looking statements that are subject to risk and uncertainty. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements.”

BUSINESS OF THE COMPANY

General

      We are the fifth largest automotive supplier in the world. We are the leading supplier in the estimated $60 billion global automotive interior market and the third largest supplier in the estimated $20 billion global automotive electrical distribution systems market. We have grown substantially over the last five years as a result of both internal growth and acquisitions. Our sales have grown from $4.7 billion in 1995 to $14.1 billion in 2000, a compound annual growth rate of 24%. Operating income and EBITDA have grown from $245 million and $337 million in 1995 to $835 million and $1.228 billion in 2000, respectively. We supply every major automotive manufacturer in the world. Our customers include General Motors, Ford, DaimlerChrysler, Fiat, BMW, Volkswagen, Peugeot, Toyota, Subaru and Renault.

      We have established in-house capabilities in all five principal segments of the automotive interior market: seat systems; flooring and acoustic systems; door panels; instrument panels; and headliners. We are the leading supplier in the estimated $27 billion global seat systems market. In North America, we are one of the two largest suppliers in each of the other principal automotive interior markets, except the instrument panels market in which we are the sixth largest supplier. We are also one of the leading global suppliers of automotive electrical distribution systems. As a result of these capabilities, we offer our customers fully-integrated modules, as well as design, engineering and project management support for the entire automotive interior, including electronics and electrical distribution systems. We believe that our ability to offer automotive interiors with integrated electrical distribution systems provides us with a competitive advantage, as automotive manufacturers continue to reduce their supplier bases and cost structures and to demand improved quality, greater product integration and enhanced technology.

      We are focused on delivering high-quality automotive interior systems and components to our customers on a global basis. Due to the opportunity for significant cost savings and improved product quality and consistency, automotive manufacturers have increasingly required their suppliers to manufacture automotive interior systems and components in multiple geographic markets. In recent years, we have followed our customers and expanded our operations significantly in Europe, South America, South Africa and the Asia/Pacific Rim region. As a result of our efforts to expand our worldwide operations, our sales outside the United States and Canada have grown from $1.6 billion in 1995 to $5.5 billion in 2000. See Note 14, “Segment Reporting,” to our 2000 consolidated financial statements included in this Report.

Strategy

      Our principal objectives are to expand our position as the leading supplier of automotive interior systems in the world and continue to capitalize on integration opportunities resulting from our electrical distribution system capabilities. We intend to build on our full-service capabilities, strong customer relationships and worldwide presence to increase our share of the global automotive interior market. To this end, our strategy is to capitalize on three significant trends in the automotive industry:

•	the increasing emphasis on the automotive interior by automotive manufacturers as they seek to differentiate their vehicles in the marketplace;

•	the increasing demand for fully-integrated modular assemblies, such as cockpits, overhead and door panel modules; and

•	the consolidation and globalization of the supply base of automotive manufacturers.

      These trends are rooted in the competitive pressures on automotive manufacturers to improve quality at a lower cost and reduce time to market, capital needs, labor costs, overhead and inventory. These trends have resulted in automotive manufacturers outsourcing complete modules of the interior as well as complete automotive interiors. Recently, we have received a number of business awards to design, engineer, manufacture, deliver and, in some cases, install complete interior modules as well as complete automotive interiors.

We believe that the criteria for selection of automotive interior suppliers is not only cost, quality and responsiveness but increasingly includes worldwide presence and certain full-service capabilities, such as the capability to supply electronically-integrated systems and modules.

      Elements of our strategy include:

•	Enhance Strong Relationships with our Customers. We have developed strong relationships with our customers which allow us to identify business opportunities and anticipate customer needs in the early stages of vehicle design. Working closely with our customers in the early stages of designing and engineering vehicle interior systems gives us a competitive advantage in securing new business. We maintain a “Customer Focus Group” for all of our major customers. This organizational structure consists of several dedicated groups, most of which are focused on serving the needs of an individual customer and supporting that customer’s programs and product development. Our “Customer Focus Group” interfaces with our “Product Focus Group” to provide all of the interior systems and components that the customer needs, allowing that customer’s purchasing agents, engineers and designers to have a single point of contact. We work to maintain an excellent reputation with our customers for timely delivery and customer service and for providing world-class quality at competitive prices. As a result of our service and performance record, many of our facilities have won awards from the automotive manufacturers with which we do business.

•	Capitalize on Module and Integration Opportunities. We believe that the same competitive pressures that led automotive manufacturers to outsource the individual interior components to independent suppliers will cause our customers to demand delivery of fully-integrated modules for new vehicle models. As automotive manufacturers continue to seek ways to improve quality and reduce costs, we believe customers will increasingly look to independent suppliers to:

•	supply fully-integrated modules of the automotive interior; and

•	act as systems integrators, by managing the design, purchase and supply of the total automotive interior.

•	Leverage Electronic Capabilities. Because electrical distribution systems and electrical/electronic products are an increasingly important part of automotive interior systems, we have a competitive advantage in securing new business and taking advantage of integration opportunities as a result of our capabilities in this area.

•	Continue Global Expansion. Global expansion will continue to be an important element of our growth strategy. In 2000, approximately two-thirds of the global automotive interior production took place outside of North America. In recent years, automotive manufacturers in Europe have outsourced to a greater number of automotive suppliers than automotive manufacturers in North America. As a result, we have excellent opportunities for continued growth through supplier consolidation in Europe, as automotive manufacturers reduce the number of suppliers with whom they do business. Markets such as South America and the Asia/Pacific Rim region also present long-term growth opportunities as demand for automotive vehicles increases and automotive manufacturers expand production in these markets. As a result of our strong customer relationships and worldwide presence, we are well-positioned to continue to grow with our customers as they expand their operations worldwide.

•	Invest in Product Technology and Design Capability. We will continue to make significant investments in technology and design capability to support our products. We maintain five advanced technology centers and several customer-focused product engineering centers where we design and develop new products and conduct extensive product testing. We also have state-of-the-art acoustics testing, instrumentation and data analysis capabilities.

We believe that in order to effectively develop total automotive interior systems, it is necessary to integrate the research, design, development, styling and validation of all of the automotive interior subsystems concurrently. Our advanced technology center gives us the ability to integrate engineering, research, development and validation capabilities for all five automotive interior systems at one location. Our investments in research and development are consumer driven and customer focused. We conduct extensive analysis and testing of consumer responses to automotive interior styling and innovations. Because automotive manufacturers increasingly view the vehicle interior as a major selling point to their customers, the focus of our research and development efforts is to identify new interior features that make vehicles safer, more comfortable and attractive to consumers.

•	Increase Use of “Just-in-Time” Facility Network. We have established facilities that allow our customers to receive automotive interior products on a just-in-time basis. The just-in-time manufacturing process minimizes inventories and fixed costs for both us and our customers and enables us to deliver products on as little as ninety minutes notice. Most of

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
Products

      Our products have evolved as a result of our many years of manufacturing experience in the automotive seat frame market, where we have been a supplier to Ford and General Motors since our inception in 1917. The seat frame has structural and safety requirements which make it the basis for overall seat design and was the logical first step to our emergence as a premier supplier of entire seat systems and seat components. As we have grown, we have expanded our product offerings and can now manufacture and supply our customers with completely integrated interiors, including electrical distribution systems and electronics, flooring and acoustic systems, door panels, headliners and instrument panels. We also produce a variety of blow-molded products and other automotive components. Our sales for the year ended December 31, 2000 were comprised of the following products: 61% seat systems; 24% interior trim products and components; and 15% electrical distribution systems and electronics. We believe that automotive manufacturers will continue to seek ways to improve vehicle quality and value while reducing the costs of vehicle components. As automotive manufacturers pursue these objectives, they will increasingly look to suppliers with the capability to test, design, engineer and deliver products for a complete vehicle interior. We believe that we will be able to design fully-integrated modules of the automotive interior to:

•	reduce the number and complexity of parts used;

•	improve quality and warranty performance;

•	reduce automotive manufacturers’ installation costs;

•	reduce overall weight of the vehicles; and

•	add value at lower costs.

We also believe that automotive manufacturers will continue their move to modular integrated production by sourcing to key suppliers the development and manufacture of complete interior systems.

      Our principal products fall into the following categories:

      •       Seat Systems. The seat systems business consists of the manufacture, assembly and supply of vehicle seating requirements. Seat systems typically represent approximately 30% to 40% of the cost of the total automotive interior. We produce seat systems for automobiles and light trucks that are fully finished and ready for installation. Seat systems are fully-assembled seats, designed to achieve maximum passenger comfort by adding a wide range of manual and power features such as lumbar supports, cushion and back bolsters and leg and thigh supports.

      As a result of our product technology and product design strengths, we are a leader in incorporating convenience features and safety improvements into seat designs as well as in developing methods to reduce our customers’ costs throughout the automotive interior. In 1998, we adopted a new methodology for developing automotive interiors, “People-Vehicle-Interface” or PVI Method™. PVI Method™ is the innovation development discipline that we use to understand what consumers really want inside their vehicles, while simultaneously developing automotive interiors that meet both federal safety standards and customer requirements. We also manufacture an integrated restraint seat system that increases occupant comfort and convenience. Exclusive to Lear, this patented seating concept uses an ultra high-strength steel tower and a split-frame design to improve occupant comfort and convenience. Additionally, our Self-Aligning Head Restraint is an advancement in front seat passive safety. By reducing the space between the occupant’s head and the headrest in a rear impact situation through use of a headrest system that “moves” with the occupant, the difference between the rearward movement of the head and the shoulder area can be minimized. Finally, in the event of a crash, our

Advanced Protection and Extrication System provides improved head protection as well as enhanced driver safety during the extrication and transport of an injured driver.

      •       Electronic and Electrical Distribution Systems and Products. The function of a basic automotive electrical distribution system is to provide the electrical interconnections necessary to convey and distribute electrical power and signals. The distribution of such power and signals is essential for activating, controlling, operating and/or monitoring electric devices and systems throughout the vehicle. The electrical network extends to virtually every part of a vehicle, including powered comfort/convenience accessories, lighting and signaling, heating and cooling systems, powertrain, chassis, safety restraints systems and other devices. We have the capability to design and supply complete electrical distribution systems on a global basis. The electronic and electrical products are grouped into three categories: Interior Control Systems, Wireless Systems and Electronic and Electrical Distribution Systems.

Interior Control Systems products include the following:

•	Instrument Panel Center Console Control provides a control panel for the entertainment system, accessory switch functions, heating, ventilation, and air conditioning.

•	Multifunction Turn Signal Control consolidates various combinations of hazard light, headlamps, parking lamp, fog lamps, wiper and washer, cruise control, high/low headlamp beams and turn signal functions.

•	Integrated Seat Adjuster Module combines seat adjustment, power lumbar support, memory function and heated seat into one package.

•	Integrated Door Controls consolidate the controls for window lift, door lock, power mirror and heated seat.

•	Integrated Door and Seat Control Flip Panel System performs all power door and power seat functions from two stacked panels.

Wireless Systems products include the following:

•	Dual Range/Dual Function Remote Keyless Entry (RKE) System allows a single RKE transmitter button to perform multiple functions depending upon the operator’s distance from the vehicle.

•	Remote Keyless Entry and Immobilizer Module combines the features of a remote keyless entry receiver and the immobilizer key reader into a single module.

•	Custom Key Fobs use decorative molding technology to offer a wide variety of options in fob design patterns or colors including textures, logos, text and translucent and glow-in-the-dark colors.

•	Passive Entry System allows the vehicle operator to unlock the door without using a key or physically activating the RKE fob. The passive entry technology is imbedded in the fob so that a separate device is not required.

Electronic and Electrical Distribution Systems products include the following:

•	Wire harness assemblies are a collection of terminals, connectors and wire that connect all the various electrical/electronic devices in the vehicle to each other and/or to a power source.

•	Terminals and connectors are components of wire harnesses and other electrical/electronic devices that serve as a connection method between wire harnesses and electrical/electronic devices.

•	Fuse boxes are centrally located boxes in the vehicle that contain fuses and/or relays for circuit and device protection as well as power distribution.

•	Junction boxes serve as a connection point for multiple wire harnesses. In addition, they may also contain fuses and relays for circuit and device protection. In conjunction with an electronic module, they become the high current distributor of power in the vehicle.

      Electrical and electronic content per vehicle continues to grow as installation of powered accessories and new features such as rear seat entertainment and navigation systems increases. Electronics’ share of the average value of U.S. vehicles has risen from 10% in 1990 to 30% in 2000. At the same time, many vehicle functions which had previously been hydraulically or mechanically activated are being replaced by electrical/electronic actuation resulting in a higher number of circuits and electromechanical and electronic controls and switches per vehicle. We are well-positioned to capitalize on this trend due to our broad range of electrical/electronic products.

      The automotive electrical distribution systems and electrical/electronic automotive products businesses have been rapidly evolving in recent years as electronic functionality is added to traditional wiring systems. This progression has involved the integration of existing products and the development of new products, competencies and technologies. The progressive increase in the content and complexity of electrical and electronic components requires a broader, overall design perspective. This shift in design philosophy is described as “moving from the wire itself to the wire ends,” reflecting a view that design should include both wiring systems and the electromechanical and electronic devices to which they are connected. The migration from electrical distribution systems to electrical and electronic distribution systems will facilitate integration of wiring, electronics and switching/control products within the overall electrical architecture of a vehicle and generate significant design benefits for customers. For example, we expect this integrated approach to help designers optimize the number of circuits and electronic control modules/microprocessors and help program managers validate the performance of all of the individual components in a vehicle’s electronic systems. IntertronicsTM, our unique ability to integrate electronic and electrical products into vehicle interior systems, is already paying dividends. Our Integrated Seat Adjuster Module has two dozen fewer cut circuits and five fewer connectors, weighs a half of a pound less and costs 20% less than a traditional seat wiring system.

      The migration from electrical distribution systems to electrical and electronic distribution systems can be seen in a number of new and next generation products. For example, our smart junction box combines traditional junction box function with electronics capabilities. Unlike earlier junction box designs, which provided the mechanical interconnection of electrical wire harnesses, smart junction boxes can incorporate electronic control functions traditionally located elsewhere in the vehicle. We are also positioned to participate in the development of advanced vehicle operating systems. Advanced vehicle operating systems will combine technologies ranging from safety and security features to power management to the integration of personal electronics.

      •       Flooring and Acoustic Systems. The automotive flooring system is multi-purpose. Performance is based on the correct selection of materials to achieve an attractive, quiet and durable interior compartment. Automotive carpet requirements are more stringent than the requirements for carpet used in homes and offices. For example, automotive carpet must provide higher resistance to fading and improved resistance to wear despite being lighter in weight than carpet found in homes and offices. Our significant experience in automotive flooring has enabled us to meet these specialized needs. Carpet flooring systems generally consist of tufted carpet with a thermoplastic backcoating which, when heated, allows the carpet to be fitted precisely to the interior of the vehicle. Additional insulation materials are added to provide noise, vibration and harshness resistance. Flooring systems are complex products which are based on sophisticated designs and use specialized design materials to achieve the desired visual, acoustic and heat management requirements in the automotive interior.

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

Our primary acoustic product, after flooring systems, is the dash insulator. The dash insulator separates the passenger compartment from the engine compartment and is the primary component for preventing engine noise and heat from entering the passenger compartment. Our ability to produce both the dash insulator and the flooring system enables us to accelerate the design process and supply an integrated system. Automotive manufacturers, recognizing the cost and quality advantages of producing the dash insulator and the flooring system as an integrated system, are increasingly seeking suppliers to coordinate the design, development and manufacture of the entire flooring and acoustic system.

      •       Door Panels. Door panels consist of several component parts that are attached to a substrate by various methods. Specific components include vinyl or cloth-covered appliqués, armrests, radio speaker grilles, map pocket compartments, carpet and sound-reducing insulation. In addition, door panels often incorporate electrical distribution systems and electrical/electronic products, including switches and wire harnesses for the control of power seats, windows, mirrors and door locks. Upon assembly, each component must fit precisely and must match the color of the base substrate. Lear has been awarded a program with a major OEM to begin supplying its One-Step™ Liftgate Module in the 2003 model year. The One-Step™ Liftgate consolidates all internal mechanisms, including glass, window regulator and latches, providing Lear customers with a fully assembled higher-quality product at a lower price. The One-Step™ door and One-Step™ liftgate can be shipped to automotive manufacturers fully assembled, tested and ready for installation. The One-Step™ door and One-Step™ liftgate offer us opportunities to capture a major share of the estimated $9 billion modular door market.

      •       Instrument Panels. The instrument panel is a complex system of coverings, foams, plastics and metals designed to house various components and act as a safety device for the vehicle occupants. Specific components of the cockpit include the gauge cluster, the heating, venting and air conditioning module, air distribution ducts, air vents, cross car structure, glove compartment assemblies, electrical/electronic components, wiring harness, radio system and driver and passenger safety systems. As the primary occupant focal point of the vehicle interior, the instrument panel is designed to be aesthetically pleasing while also housing various components.

      Over the past several years, the automotive industry has seen a rapid increase in the complexity of instrument panels. Automotive manufacturers are beginning to require that suppliers produce integrated instrument panels that combine electrical/electronic products with other traditional instrument panel components. This movement provides suppliers with the opportunity to capitalize on the ability of instrument panels to incorporate an increased number of higher-margin, value-added components, such as telecommunications and navigational equipment. In addition to being responsible for the overall design, integration and assembly of the cockpit system, we are able to supply the basic instrument panel, the structural cross vehicle beam, numerous molded parts and a variety of electrical/electronic components. We believe that our strength in designing and manufacturing electrical distribution systems and electrical/electronic products will enhance our position as a leading supplier of instrument panels and better position us as automotive manufacturers continue to demand more complex integrated systems.

      Another trend in the instrument panel segment concerns safety issues in air bag technologies. Through our research and development efforts, we intend to introduce cost-effective, integrated, seamless airbag covers which increase occupant safety. Future trends in the instrument panel segment will continue to focus on safety with the introduction of innovations such as knee restraints and energy-absorbing substructures.

      •       Headliners. Headliners consist of a substrate as well as a finished interior layer made of a variety of fabrics and materials. While headliners are an important contributor to interior aesthetics, they also provide insulation from road noise and can serve as carriers for a variety of other components, such as visors, overhead consoles, grab handles, coat hooks, electrical wiring, speakers, lighting and other electrical/electronic products. As electrical/electronic content available in vehicles has increased, headliners have emerged as an important carrier of technology since electronic features ranging from garage door openers to lighting systems are often optimally situated in the headliner system.

      As automotive manufacturers continue to seek ways to improve vehicle quality and simultaneously reduce costs, headliners are increasingly being outsourced to suppliers with extensive technological and systems integration capabilities. In addition, as with door panels and instrument panels, the ability of headliners to incorporate more components, provides us with the opportunity to increase the number of high-margin, value-added products we supply to automotive manufacturers.

Manufacturing

      Most of our manufacturing facilities use just-in-time manufacturing techniques. Most of our seating-related products and many of our other interior products are delivered to the automotive manufacturers on a just-in-time basis. The just-in-time concept, first broadly used by Japanese automotive manufacturers, is the cornerstone of our manufacturing and supply strategy. This strategy involves many of the principles of the Japanese system but was adapted for compatibility with the increased volume requirements and geographic distances of the North American market. We first developed just-in-time operations in the early 1980’s. We had previously operated under traditional manufacturing practices, resulting in relatively low inventory turnover rates, significant scrap and rework, a high level of indirect labor costs and long production set-up times. As a result of just-in-time manufacturing techniques, we have been able to consolidate plants, increase capacity and significantly increase inventory turnover, quality and productivity.

      The just-in-time principles first developed at our seat frame plants were next applied to our growing seat systems business and have now evolved into sequential parts delivery principles. Our seating plants are typically no more than 30 minutes or 20 miles from our customers’ assembly plants and are able to manufacture seats for delivery to the customers’ facilities in as little as 90 minutes. Orders for our seats are received on a weekly basis, pursuant to blanket purchase orders for annual requirements. These orders detail the customers’ needs for the following week. In addition, constant computer and other communication connections are maintained between personnel at our plants and personnel at the customers’ plants to keep production current with the customers’ demand.

      As we have expanded our product line to include total automotive interiors, we have also expanded our just-in-time facility network. Our strategy is to leverage our just-in-time seat system facilities by moving the final assembly and sequencing of other interior components from our centrally-located facilities to our just-in-time facilities.

      A description of the manufacturing processes for each of our product segments is set forth below.

      •       Seat Systems. Seat assembly techniques fall into two major categories, traditional assembly methods, in which fabric is affixed to the frame using Velcro, wire or other material, or more advanced bonding processes. The principal bonding technique involves our patented SureBond™ and DryBond™ processes, in which fabric is affixed to the underlying foam padding using adhesives. The SureBond™ and DryBond™ processes have several major advantages when compared to traditional methods, including design flexibility, increased quality, lower cost and improved acoustical performance over traditional bonding methods. The SureBond™ and DryBond™ processes, unlike alternative bonding processes, result in a more comfortable seat in which air circulates freely. Moreover, the SureBond™ and DryBond™ processes are reversible, so that improperly installed seat covers can be removed and properly installed with minimal materials cost. In addition, the SureBond™ and DryBond™ processes are not capital intensive when compared to competing bonding technologies.

      Inventory at each plant is kept at a minimum. Each component’s requirement is monitored on a daily basis. This allows the plant to minimize production space but also requires precise forecasts of the day’s output. Seats are assembled in modules, then tested and packaged for shipment. We operate a specially-designed trailer fleet that accommodates the off-loading of vehicle seats at the customers’ assembly plants.

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

      •       Electrical Distribution Systems and Electrical/Electronic Products. Electrical distribution systems are networks of wiring and associated control devices that route electrical power and signals throughout the vehicle. Wire harness assemblies consist of raw, coiled wire that is automatically cut to length and terminated. Individual circuits are then assembled together on a jig or table, inserted into connectors and wrapped or taped to form harness assemblies. Cell-based manufacturing techniques are extensively applied to manufacture products on a just-in-time basis. Materials are purchased, with the exception of a portion of the connectors that are produced in-house. The assembly process is labor intensive. Therefore, production is performed in low labor rate sites in Mexico, the Philippines, Europe and North Africa.

      Some of the principal components attached to the wiring harnesses that we manufacture include junction boxes, electronic control modules and switches. Junction boxes are manufactured in Europe and North America with a proprietary, capital intensive assembly process that utilizes specially produced printed circuit boards, purchased from selected suppliers. Custom designed switches are assembled from electrical, mechanical and decorated plastic parts purchased in the United States, Mexico and Europe using a combination of manual and automated assembly and test methods. Electronics modules are assembled using high-speed surface mount placement equipment in Europe and North America.

      We believe that technology trends will result in electronics and other products being combined to create multiplexed electrical distribution systems, smart junction boxes, mechatronic switches and integrated interior modules. We are well-positioned to take advantage of these trends.

      •       Flooring and Acoustics Systems. Currently, we produce carpet at our plant in Carlisle, Pennsylvania. Smaller “focused” facilities are dedicated to specific groups of customers and are strategically located near their production facilities. This proximity improves our responsiveness to our customers and the speed of product delivery, done on a just-in-time basis, to our customers’ assembly lines. Our manufacturing operations are complemented by our research and development efforts, which have led to the development of a number of proprietary products, such as our SonoTec EP™ recycling process, Maslite™, a lightweight proprietary material used in the production of accessory mats and as a vinyl floor alternative, and SonoTec Corweb™, a unique construction resulting in a lighter weight and acoustically-optimized system.

      •       Door Panels/Headliners. We use numerous molding, bonding, trimming and finishing manufacturing processes in our door panel and headliner production. The wide variety of manufacturing processes helps us to satisfy a broad range of customers’ cost and functionality specifications. Our ability and experience in producing interior products for such a vast array of applications enhances our ability to provide total interior solutions to automotive manufacturers on a global basis. We employ many of the same just-in-time manufacturing principles used at our seat facilities.

      The core technologies used in our interior trim systems include injection molding, low-pressure injection molding, rotational molding, urethane foaming and compression molding of Wood-Stock™, a process which combines polypropylene and wood flour, glass-reinforced urethane and a proprietary headliner process. One element of our strategy is to focus on more complex, value-added integrated systems. We deliver these integrated systems at attractive prices to the customer because certain services such as design and engineering and sub-assembly are provided more cost efficiently by Lear. The principal purchased components for interior trim systems are polyethylene and polypropylene resins, which are generally purchased under long-term agreements and are available from multiple suppliers. We are continuing to develop recycling methods in light of future environmental requirements and conditions in order to maintain our competitive position in this segment.

      The combined pressures of cost reduction and fuel economy enhancement have caused automotive manufacturers to concentrate their efforts on developing and employing lower-cost, lighter materials. As a result, plastic content in cars and light trucks has grown significantly. Increasingly, automotive content requires large plastic injection-molded assemblies for both the interior and exterior. Plastics are now commonly used in such nonstructural components as interior and exterior trim, door panels, instrument panels, grills, bumpers, duct systems, taillights and fluid reservoirs. For interior trim applications, substitution of plastics for other materials is largely complete, and little growth through substitution is expected. However, further advances in injection molding technologies are improving the performance and appearance of parts molded in reinforced thermoplastics.

      •       Instrument Panels. Our in-house process capabilities for producing instrument panels include injection molding, vacuum forming and various finishing methods. Our foil and foam capabilities, in which molded vinyl is bonded to a plastic substrate using an expandable foam, are used throughout the world. The wide variety of manufacturing processes helps us to continue to meet customers’ cost and functionality specifications. We are continuing to develop recycling methods in light of future environmental requirements and conditions in order to reduce costs and increase our presence in this segment.

Customers

      We serve the worldwide automotive and light truck market, which produces over 55 million vehicles annually. Our automotive manufacturer customers currently include:

-	BMW	-	Daewoo	-	DaimlerChrysler	-	Fiat

-	Ford	-	Gaz	-	General Motors	-	Honda

-	Hyundai	-	Isuzu	-	Jaguar	-	Mahindra & Mahindra

-	Mazda	-	Mitsubishi	-	Nissan	-	Peugeot

-	Porsche	-	Renault	-	Saab	-	Subaru

-	Suzuki	-	Toyota	-	Volkswagen	-	Volvo

      During the year ended December 31, 2000, General Motors and Ford, the two largest automotive and light truck manufacturers in the world, including their affiliates, accounted for approximately 32% and 28%, respectively, of our net sales. For additional information regarding customers and foreign and domestic sales and operations, see Note 14, “Segment Reporting,” to our 2000 consolidated financial statements included in this Report.

      During the past ten years, in the course of retooling and reconfiguring plants for new models and model changeovers, certain automotive manufacturers have eliminated the production of seat systems and other automotive interior systems and components from certain of their facilities, thereby committing themselves to purchasing these items from outside suppliers. During this period, we became a supplier of these products for a significant number of new models, many on a just-in-time basis.

      The purchase of seat systems and other automotive interior systems and components from full-service independent suppliers has allowed our customers to realize a competitive advantage as a result of:

•	a reduction in net overhead expenses and capital investment due to the availability of significant floor space for the expansion of other manufacturing operations;

•	the elimination of working capital and personnel costs associated with the production of interior systems by the automotive manufacturer;

•	a reduction in labor costs since suppliers like Lear generally have lower direct labor and benefit rates; and

•	a reduction in transaction costs by utilizing a limited number of sophisticated system suppliers instead of numerous individual component suppliers.

In addition, we offer improved quality and on-going cost reductions to our customers through continuous Lear-initiated design improvements.

      We maintain a “Customer Focus Group” for most of our major customers. This organizational structure consists of several dedicated groups, each of which is primarily focused on serving the needs of a single customer and supporting that customer’s programs and product development. Each “Customer Focus Group” interfaces with our “Product Focus Group” to provide all of the automotive interior systems and components that the customer needs, allowing that customer’s purchasing agents, engineers and designers to have a single point of contact for their total automotive interior needs.

      We receive blanket purchase orders from our customers that normally cover annual requirements for products to be supplied for a particular vehicle model. Such supply relationships typically extend over the life of the model, which is generally four to seven years, and do not require the purchase by the customer of any minimum number of products. Although such purchase orders may be terminated at any time, we do not believe that any of our customers have terminated a material purchase order prior to the end of the life of a model. Our primary risk is that an automotive manufacturer will produce fewer units of a model than anticipated. In order to reduce our reliance on any one model, we produce automotive interior systems and components for a broad cross-section of both new and more established models. Our sales for the year ended December 31, 2000 were comprised of the following vehicle categories: 42% light truck; 25% mid-size; 15% luxury/sport; 14% compact; and 4% full-size.

      Because of the economic benefits inherent in outsourcing to suppliers and the costs associated with reversing a decision to purchase seat systems and other automotive interior systems and components from an outside supplier, automotive manufacturers’ commitment to purchasing seat systems and other automotive interior systems and components from outside suppliers, particularly on a just-in-time basis, will increase. However, under the contracts currently in effect in the United States and Canada between each of Ford, General Motors and DaimlerChrysler with the United Auto Workers (“UAW”) and the Canadian Auto Workers (“CAW”), in order for any of such automotive manufacturers to obtain from external sources components that it currently produces, it must first notify the UAW or the CAW of such intention. If the UAW or the CAW objects to the proposed outsourcing, some agreement will have to be reached between the UAW or the CAW and the automotive manufacturer. Factors that will normally be taken into account by the UAW, the CAW and the automotive manufacturer include:

•	whether the proposed new supplier is technologically more advanced than the automotive manufacturer;

•	whether the new supplier is unionized;

•	whether cost benefits exist; and

•	whether the automotive manufacturer will be able to reassign union members whose jobs are being displaced to other jobs within the same factories.

As part of our agreement with General Motors, we operate our Rochester Hills, Michigan facility with General Motors’ employees and reimburse General Motors for the wages of such employees on the basis of our employee wage structure. We enter into these arrangements to enhance our relationship with customers. As of March 17, 2000, the General Motors’ employees working at our Wentzville, Missouri facility under this agreement became Lear employees.

      Our contracts with our major customers generally provide for an annual productivity price reduction and provide for the recovery of increases in material and labor costs in some instances. Historically, cost reductions through design changes, increased productivity and similar programs with our suppliers have generally offset changes in selling prices, although no assurances can be given that we will be able to achieve such cost reductions in the future. Our cost structure is comprised of a high percentage of variable costs. This structure provides us with additional flexibility during economic cycles.

Marketing and Sales

      We market our products by maintaining strong customer relationships. We have developed these relationships over our 80 plus year history through:

•	extensive technical and product development capabilities;

•	reliable just-in-time delivery of high-quality products;

•	strong customer service;

•	innovative new products; and

•	a competitive cost structure.

Close personal communications with automotive manufacturers is an integral part of our marketing strategy. Recognizing this, we are organized into independent customer groups, each with the ability to focus on its customers and programs. By moving the decision-making process closer to the customer and by instilling a philosophy of “cooperative autonomy,” we are more responsive to and have strengthened our relationships with our customers. Automotive manufacturers have generally continued to reduce the number of their suppliers as part of a strategy to purchase automotive interior systems rather than individual components. This process favors suppliers with established ties to automotive manufacturers and the demonstrated ability to adapt to the new competitive environment in the automotive industry.

      Our sales are originated almost entirely by our sales staff. This marketing effort is augmented by design and manufacturing engineers who work closely with automotive manufacturers from the preliminary design to the manufacture and supply of automotive interior systems or components. Automotive manufacturers have increasingly looked to suppliers to assume responsibility for introducing product innovation, shortening the development cycle of new models, decreasing tooling investment and labor costs, reducing the number of costly design changes in the early phases of production and improving automotive interior comfort and functionality. Once we are engaged to develop the design for the automotive interior system or component of a specific vehicle model, we are also generally engaged to supply these items when the vehicle goes into production. We have devoted substantial resources toward improving our engineering and technical capabilities and developing advanced technology centers in the United States and in

Europe. We have also developed full-scope engineering capabilities, including all aspects of safety and functional testing, acoustics testing and comfort assessment. In addition, we have established numerous product engineering sites in close proximity to our automotive manufacturer customers to enhance customer relationships and design activity. Finally, we have implemented a program of dedicated teams consisting of seat system and automotive interior trim personnel who are able to meet all of a customer’s interior needs. These teams provide a single interface for our customers and help avoid duplication of sales and engineering efforts.

Technology

      Advanced technology development is conducted at our advanced technology center in Southfield, Michigan, under the group name “VisionWorks,” and at several worldwide product engineering centers. At these centers, we engineer our products to comply with applicable safety standards, meet quality and durability standards, respond to environmental conditions and conform to customer requirements. We also have state-of-the-art acoustics testing and instrumentation and data analysis capabilities.

      In order to effectively develop total automotive interior systems, it is necessary to integrate the engineering, research, design, development and validation of all interior subsystems. Our advanced technology center gives us the ability to integrate engineering, research, design, development and validation capabilities for all five interior systems at one location.

      We have dedicated, and will continue to dedicate, resources to research and development in order to maintain our position as a leading developer of technology in the automotive interior industry. Research and development costs incurred in connection with the development of new products and manufacturing methods, to the extent not recoverable from the customer, are charged to selling, general and administrative expenses as incurred. Such costs amounted to approximately $208.7 million, $181.2 million and $116.6 million for the years ended December 31, 2000, 1999 and 1998, respectively.

      We have developed a number of designs for innovative interior features which we have patented, all focused on increasing value to the customer. Examples include Lear’s proprietary “Common Architecture Strategy” allowing freedom of choice and configuration of interior components at mass production prices, the TransG™ aging baby-boomer vehicle interior, the OASys™ overhead audio system, the Revolution Seating™ system and the One-Step™ door and One-Step™ liftgate modules. In 2000, Lear introduced Intertronics™, a capability that shows tremendous potential to integrate electronic products with vehicle interior systems. Intertronics products and technologies are grouped into three categories: Interior Control Systems, Wireless Systems and Electronic and Electrical Distribution Systems, and include smart junction boxes, advanced electronic products and switches and remote keyless entry systems. In May 2000, Lear opened the Intertronics Innovation Center as its LEED facility in Dearborn to confirm its commitment to growing this business. In addition, we incorporate many convenience, comfort and safety features into our interior designs, including advanced whiplash concepts, lifestyle vehicle interior storage systems, overhead integrated modules, seat integrated restraint systems (3-point and 4-point belt systems integrated into seats), side impact air bags, child restraint seats and integrated IP air-bag systems. We continually invest in our computer-aided-engineering-design and computer-aided-manufacturing systems. Recent enhancements to these systems include advanced acoustic modeling and analysis capabilities and the enhancement of our Virtual Technology Division (VTD) web site allowing customer telecommunications and the direct exchange of engineering data and information with other worldwide divisions.

      We have created brand identities, which highlight products for our customers. The ProTec™ brand identifies products optimized for interior safety; the SonoTec™ brand identifies products optimized for interior acoustics; and the EnviroTec™ brand identifies environmentally friendly products.

      We have virtually all technologies and manufacturing processes available for automotive interior trim and under-the-hood applications. These processes include, among other things, high and low pressure injection molding, vacuum forming, blow molding, soft foam molding, heat staking, water jet cutting, vibration welding, ultrasonic welding and robotic painting. This wide range of capabilities allows us to assist our customers in selecting the technologies that are the most cost effective for each application. Combined with our design and engineering capabilities and our state-of-the-art technology and engineering centers, we provide comprehensive support to our automotive manufacturer customers from product development to production.

      We own one of the few proprietary-design acoustical testing chambers with an integrated four-wheel dynamometer capable of precision acoustics testing of front, rear and four-wheel drive vehicles. Together with our custom-designed reverberation room, computer-controlled data acquisition and analysis capabilities provide precisely controlled laboratory testing conditions for sophisticated interior and exterior noise, vibration and harshness testing of parts, materials and systems, including powertrain, exhaust and suspension components.

      We hold a number of mechanical and design patents covering our products and have numerous applications for patents currently pending. In addition, we hold several trademarks relating to various manufacturing processes. We also license selected technologies to automotive manufacturers and other seating manufacturers. We continually strive to identify and implement new technologies for use in the design and development of our products.

Joint Ventures and Minority Interests

      We pursue attractive joint ventures in order to assist our entry into new markets, facilitate the exchange of technical information, expand our product offerings and broaden our customer base. We currently have thirty-seven joint ventures located in seventeen countries. Eighteen of these joint ventures are consolidated, seventeen are accounted for using the equity method of accounting and two are accounted for using the cost method of accounting. In May 2000, we formed a joint venture with Motorola, Inc. to design integrated interior systems for Ford. In November 2000, we formed Total Interior Systems – America, a joint venture with Takashimaya Nippatsu Kogyo Co. Ltd. to supply seat systems for the Sienna minivan, our first seat contract with Toyota for production in North America.

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

      •      Electrical Distribution Systems and Electrical/Electronic Products. We are one of the leading independent suppliers of automotive electrical distribution systems in North America and Europe. Our major competitors in the electrical distribution systems market include Delphi, Yazaki and Sumitomo. The automotive electrical/electronic products industry remains highly fragmented. Other participants in this industry include Eaton, Tokai Rika, Kostal, Methode, Pollack, Cherry, Niles, Omron and others.

      •      Flooring and Acoustic Systems. We are one of the three primary independent suppliers in the outsourced North American flooring and acoustic systems market. Our primary independent competitors are Collins & Aikman and the Magee Carpet Company. Our major independent competitors in Western Europe include Faurecia, Magna, Radici, Borgers, Rieter Automotive and Treves.

      •      Other Interior Systems and Components. Our major independent competitors in the door panel, instrument panel and headliner segments include Johnson Controls, Magna International, Textron, Delphi, Visteon, Faurecia and a large number of smaller operations.

Seasonality

      Our principal operations are directly related to the automotive industry. Consequently, we may experience seasonal fluctuation to the extent automotive vehicle production slows, such as in the summer months when plants close for model year changeovers and vacation. Historically, our sales and operating profit have been the strongest in the second and fourth calendar quarters. See Note 16, “Quarterly Financial Data,” to our 2000 consolidated financial statements included in this Report.

      Our cost structure is comprised of a high percentage of variable costs. This structure provides us with additional flexibility during economic cycles.

Employees

      As of December 31, 2000, Lear employed approximately 35,700 people in the United States and Canada, 40,000 in Mexico, 32,500 in Europe and 13,400 in other regions of the world. A substantial number of our employees are members of unions. We have collective bargaining agreements with several unions including: the UAW; the CAW; UNITE; the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America; and the International Association of Machinists and Aerospace Workers. Virtually all of our unionized facilities in the United States and Canada have a separate contract with the union which represents the workers employed there, with each such contract having an expiration date independent of our other labor contracts. The majority of our European and Mexican employees are members of industrial trade union organizations and confederations within their respective countries. Many of these organizations and confederations operate under national contracts, which are not specific to any one employer. We have occasionally experienced labor disputes at our plants, none of which has significantly disrupted production or had a material adverse effect on our operations. We have been able to resolve all such labor disputes and believe our relations with our employees are generally good. In addition, as part of our long-term agreements with General Motors, we currently operate one facility with approximately 400 General Motors’ employees and reimburse General Motors for the wages of such employees on the basis of our wage structure. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements.”

ITEM 2 — PROPERTIES

      As of December 31, 2000, our operations were conducted through 335 facilities, some of which are used for multiple purposes, including 167 production/manufacturing sites, 55 JIT sites, 42 administrative/technical support sites, 7 assembly sites, 5 advanced technology centers and 5 distribution centers, in 32 countries. The remaining facilities are primarily warehouses. Our world headquarters is located in Southfield, Michigan. Our facilities range in size up to 1,016,000 square feet.

      No facility is materially underutilized. Of the 335 facilities, which include facilities owned by our less than majority-owned affiliates, 175 are owned and 160 are leased with expiration dates ranging from 2001 through 2021. We believe substantially all of our property and equipment is in good condition and that we have sufficient capacity to meet our current and expected manufacturing and distribution needs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Condition — Cash Flow.”

      The following table presents the locations of our facilities:

Argentina	Germany	Mexico (Continued)	Tunisia	United States (Continued)

Escobar, BA	Besigheim	Mexico City, DF	Bir El Bey	Perrysburg, OH

Ferreyra, CO	Boblingen	Naucalpan, MX		Peru, IN

Pacheco, BA	Bremen	Puebla, PU	Turkey	Pikeville, TN

San Luis, SL	Ebersberg	Ramos Arizpe, CO	Bursa	Plainwell, MI

	Eisenach	Saltillo, CO		Plymouth, IN

Australia	Enseldorf	Santa Catarina, NL	United States	Plymouth, MI

Salisbury, SA	Gaimersheim	Toluca, MX	Allen Park, MI	Pontiac, MI

	Garching-Hochbruck	Tultitlan, MX	Alma, MI	Port Huron, MI

Austria	Ginsheim-Gustavsburg		Andrews, IN	Riverside, IA

Koflach	Koln	Netherlands	Arlington, TX	Rochester Hills, MI

	Kronach	Amsterdam	Atlanta, GA	Romulus, MI

Belgium	Plattling		Auburn Hills, MI	Roscommon, MI

Genk	Quakenbruck	Philippines	Berne, IN	Sheboygan, WI

Houthalen	Rietberg	Lapu-Lapu City, CE	Bourbon, IN	Sidney, OH

	Saarlouis		Bowling Green, OH	Southfield, MI

Brazil	Sulzbach	Poland	Bridgeton, MO	Strasburg, VA

Betim	Wackersdorf	Bielsko-Biala	Byron Center, MI	Tampa, FL

Cacapava	Wolfsburg	Mielec	Carlisle, PA	Taylor, MI

Curitiba		Plock	Columbus, OH	Toledo, OH

Diadema	Honduras	Swidnica	Covington, VA	Traverse City, MI

Gravatai	Naco, SB	Tychy	Dayton, TN	Troy, MI

Juiz de For a			Dearborn, MI	Union City, IN

Sao Jose dos Pinhais	Hong Kong	Portugal	Detroit, MI	Walker, MI

	North Point	Palmela, SL	Duncan, SC	Warren, MI

Canada		Povoa de Lanhoso,	Edinburgh, IN	Warren, OH

Ajax	Hungary	BA	El Paso, TX	Wauseon, OH

Concord	Godollo	Valongo, PO	Elsie, MI	Wentzville, MO

Kitchener	Gyoer		Fenton, MI	West Chicago, IL

Mississauga	Gyonygos	Russia	Frankfort, IN	Winchester, VA

Oakville	Mor	Nihzny Novgorod	Fremont, OH	Zanesville, OH

St. Thomas			Grand Rapids, MI

Whitby	India	Singapore	Greencastle, IN	Venezuela

Windsor	Chennai	Singapore	Greensboro, NC	Valencia

Woodstock	Halol		Hammond, IN

	Mumbai	South Africa	Highland Park, MI

China	Nasik	Brits	Holland, MI

Chongqing	New Delhi	East London	Hunington, IN

Nanchang		Port Elizabeth	Huron, OH

Shanghai	Italy	Rosslynn	Iowa City, IA

Wuhan	Bairo Canavese, TO	Woodbrook	Ithaca, MI

	Bellizzi, SA		Janesville, WI

Czech Republic	Caivano, NA	Spain	Lebanon, OH

Prestice	Cassino, FR	Almussafes, VA	Lebanon, VA

	Grugliasco, TO	Avila, AV	Lewistown, PA

England	Melfi, PZ	Cevera, LE	Lexington, KY

Basildon, SS	Montelabbate, PS	Epila, ZA	Liberty, MO

Bicester, OX	Orbassano, TO	Logrono, LR	Louisville, KY

Coventry, CV	Pianfei, CN	Roquetes, TA	Madison Heights, MI

Coventry, M	Pozzo d’Adda, MI	Valls, TA	Madisonville, KY

Kenilworth, WA	Termini Imerese, PA	Vigo, PA	Manteca, CA

Liverpool, ME	Villastellone, TO		Marlette, MI

Nottingham, NG		Sweden	Marshall, MI

Shepperton, SU	Japan	Fargelanda	Mason, MI

Tamworth, ST	Aichi	Gnosjo	Melvindale, MI

Tipton, M	Hiroshima	Gothenburg	Mendon, MI

Washington, TY	Tokyo	Tanumshede	Morristown, TN

		Tidaholm	Mt. Airy, NC

France	Mexico		New Castle, DE

Cergy	Chihuahua, CH	Thailand	Newark, DE

Garches	Cuautitlan Izcalli, MX	Bangkok	Northwood, OH

Guipry	Hermosillo, SO	Nakornratchasima	Novi, MI

Meaux	Juarez, CH	Rayong	O’Fallon, MO

Offranville	Leon, GO		Oklahoma City, OK

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

      We have been named as a potentially responsible party at certain third party landfill sites and are engaged in the cleanup of hazardous wastes at certain sites owned, leased or operated by us, including certain properties acquired in the UT Automotive acquisition. Certain present and former properties of UT Automotive are subject to environmental liabilities which may be significant. We obtained certain agreements and indemnities with respect to possible environmental liabilities from United Technologies Corporation in connection with our acquisition of UT Automotive. While we do not believe that the environmental liabilities associated with our properties will have a material adverse effect on our business, consolidated financial position or future results of operations, no assurances can be given in this regard.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of 2000.

PART II

ITEM 5 — MARKET FOR THE COMPANY’S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

      Lear’s Common Stock is listed on the New York Stock Exchange under the symbol “LEA.” The Transfer Agent and Registrar for Lear’s Common Stock is The Bank of New York, located in New York, New York. On March 1, 2001, there were 1,155 holders of record of Lear’s Common Stock.

      To date, we have never paid a cash dividend on our Common Stock. Any payment of dividends in the future is dependent upon our financial condition, capital requirements, earnings and other factors. Also, we are subject to the restrictions on the payment of dividends contained in our primary credit facilities, the indentures governing our subordinated notes and in certain other contractual obligations. See Note 9, “Long-Term Debt,” to the 2000 consolidated financial statements included in this Report.

      The following table sets forth the high and low sales prices per share of Common Stock, as reported by the New York Stock Exchange, for the periods indicated:

	Price Range of
Year Ended December 31, 2000:	Common Stock

	High	Low

4th Quarter	$27.25	$20.19

3rd Quarter	$26.56	$19.94

2nd Quarter	$30.19	$19.98

1st Quarter	$35.44	$19.94

	Price Range of
Year Ended December 31, 1999:	Common Stock

	High	Low

4th Quarter	$36.81	$28.75

3rd Quarter	$52.00	$33.50

2nd Quarter	$53.94	$41.81

1st Quarter	$44.44	$32.50

ITEM 6 — SELECTED FINANCIAL DATA

      The following income statement and balance sheet data was derived from our consolidated financial statements. Our consolidated financial statements for the years ended December 31, 2000, 1999, 1998, 1997 and 1996, have been audited by Arthur Andersen LLP. The selected financial data below should be read in conjunction with our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Report.

For the year ended December 31,	2000 (1)		1999 (2)		1998 (3)		1997		1996

	(in millions (4))

Operating Data:

Net sales	$14,072.8		$12,428.8		$9,059.4		$7,342.9		$6,249.1

Gross profit	1,450.1		1,269.2		861.4		809.4		619.7

Selling, general and administrative expenses	524.8		483.7		337.0		286.9		210.3

Restructuring and other charges (credits)	—		(4.4)		133.0		—		—

Amortization of goodwill	89.9		76.6		49.2		41.4		33.6

Operating income	835.4		713.3		342.2		481.1		375.8

Interest expense	316.2		235.1		110.5		101.0		102.8

Other expense, net (5)	47.2		47.1		22.3		28.8		19.6

Income before income taxes and
extraordinary items	472.0		431.1		209.4		351.3		253.4

Income taxes	197.3		174.0		93.9		143.1		101.5

Income before extraordinary items	274.7		257.1		115.5		208.2		151.9

Extraordinary items (6)	—		—		—		(1.0)		—

Net income	$274.7		$257.1		$115.5		$207.2		$151.9

Basic net income per share	$4.21		$3.84		$1.73		$3.13		$2.51

Diluted net income per share	$4.17		$3.80		$1.70		$3.04		$2.38

Actual shares outstanding	63,554,352		66,599,500		66,684,084		66,861,958		65,575,899

Weighted average shares outstanding (7)	65,840,964		67,743,152		68,023,375		68,248,083		63,761,634

Balance Sheet Data:

Current assets	$2,828.0		$3,154.2		$2,198.0		$1,614.9		$1,347.4

Total assets	8,375.5		8,717.6		5,677.3		4,459.1		3,816.8

Current Liabilities	3,371.6		3,487.4		2,497.5		1,854.0		1,499.3

Long-term debt	2,852.1		3,324.8		1,463.4		1,063.1		1,054.8

Stockholders’ Equity	1,600.8		1,465.3		1,300.0		1,207.0		1,018.7

Other Data:

EBITDA (8)	$1,227.6		$1,054.2		$561.9		$665.5		$518.1

Ratio of EBITDA to interest expense	3.9	x	4.5	x	5.1	x	6.6	x	5.0	x

Cash flows from operating activities	$753.1		$560.3		$285.4		$449.4		$462.6

Capital expenditures	$322.3		$391.4		$351.4		$187.9		$153.8

Employees at year end	121,636		121,102		65,316		51,025		43,902

Number of facilities (9)	335		330		206		179		148

North American content per vehicle (10)	$551		$478		$369		$320		$292

North American vehicle production (11)	17.2		17.0		15.5		15.6		15.0

Western Europe content per vehicle (12)	$237		$227		$176		$123		$109

Western Europe vehicle production (13)	16.3		16.1		15.8		15.1		14.4

South American content per vehicle (14)	$102		$101		$134		$129		$74

South American vehicle production (15)	1.9		1.6		2.0		2.4		2.1

(1)	Results include the effect of the $3.2 million net gain on the sale of the sealants and foam rubber business, the sale of certain foreign businesses and other non-recurring transactions ($1.9 million loss after tax).

(2)	Results include the effect of the $4.4 million restructuring and other credits ($2.6 million after tax).

(3)	Results include the effect of the $133.0 million restructuring and other charges ($92.5 million after tax).

(4)	Except per share data, actual and weighted average shares outstanding, employees at year end, number of facilities, North American content per vehicle, Western Europe content per vehicle and South American content per vehicle.

(5)	Consists of foreign currency exchange, minority interests in consolidated subsidiaries, equity in net (income) loss of affiliates, state and local taxes and other expense.

(6)	The extraordinary items resulted from the prepayment of debt.

(7)	Weighted average shares outstanding is calculated on a diluted basis.

(8)	“EBITDA” is operating income plus depreciation and amortization. We believe that the operating performance of companies in our industry is measured, in part, by their ability to generate EBITDA. In addition, we use EBITDA as an indicator of our operating performance and as a measure of our cash generating capabilities. EBITDA does not represent and should not be considered as an alternative to net income, operating income, net cash provided by operating activities or any other measure for determining operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. Further, EBITDA, as we calculate it, may not be comparable to calculations of similarly-titled measures by other companies. Excluding the $(4.4) million and $133 million restructuring and other charges (credits) recorded in 1999 and 1998, respectively, EBITDA would have been $1,049.8 million and $694.9 million in 1999 and 1998, respectively.

(9)	Includes facilities operated by our less than majority-owned affiliates and facilities under construction.

(10)	“North American content per vehicle” is our net sales in North America divided by estimated total North American vehicle production.

(11)	“North American vehicle production” includes car and light truck production in the United States, Canada and Mexico estimated from industry sources.

(12)	“Western Europe content per vehicle” is the our net sales in Western Europe divided by estimated total Western Europe vehicle production.

(13)	“Western Europe vehicle production” includes car and light truck production in Austria, Belgium, France, Germany, Italy, The Netherlands, Portugal, Spain, Sweden and the United Kingdom estimated from industry sources.

(14)	“South American content per vehicle” is our net sales in South America divided by estimated total South American vehicle production.

(15)	“South American vehicle production” includes car and light truck production in Argentina, Brazil and Venezuela estimated from industry sources.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

We are the fifth largest automotive supplier in the world. Our sales have grown rapidly from $4.7 billion for the year ended December 31, 1995 to $14.1 billion for the year ended December 31, 2000. The major sources of this growth have been new program awards and the implementation of a strategic acquisition plan to capitalize on supplier consolidation trends in the automotive industry. Our customers are the major automotive manufacturers, including General Motors, Ford, DaimlerChrysler, Fiat, BMW, Volkswagen, Peugeot, Toyota, Subaru and Renault. As a result, our results of operations are directly effected by automotive vehicle production. The general slowdown in the North American automotive industry which began in the second half of 2000 has had, and we believe will continue to have, a negative impact on our sales, net income and other results of operations. Therefore our results of operations for the first quarter of 2000 and for the year 2000 are not indicative of our expected results of operations for the comparable periods in 2001.

Results of Operations

Year Ended December 31, 2000 Compared With Year Ended December 31, 1999
Net sales of $14.1 billion for the year ended December 31, 2000 exceeded net sales for the year ended December 31, 1999 by $1.6 billion or 13.2%. The increase was primarily due to new programs and increased production, which accounted for $1.2 billion of the increase, and to our acquisitions, which collectively accounted for $1.1 billion of the increase. The increase was partially offset by the negative impact of foreign currency exchange, $.6 billion, and of our divestitures, $.1 billion.

Gross profit and gross margin improved to $1.5 billion and 10.3% for the year ended December 31, 2000 as compared to $1.3 billion and 10.2% for the year ended December 31, 1999. The increase was primarily due to the full year impact of the UT Automotive acquisition and incremental production volumes offset by increased engineering costs and European start-up expenses.

Selling, general and administrative expenses, including research and development, as a percentage of net sales decreased to 3.7% for the year ended December 31, 2000 as compared to 3.9% for the year ended December 31, 1999. The decrease was primarily the result of the integration of UT Automotive in 2000 as well as additional expenses resulting from our acquisitions in 1999.

Research and development costs incurred in connection with the development of new products and manufacturing methods, to the extent not recoverable from the customer, are charged to selling, general and administrative expenses as incurred. Such costs amounted to approximately $208.7 million, $181.2 million and $116.6 million for the years ended December 31, 2000, 1999 and 1998, respectively.

Operating income and operating margin were $835.4 million and 5.9% for the year ended December 31, 2000 as compared to $713.3 million and 5.7% for the year ended December 31, 1999. Excluding the restructuring and other credits of $4.4 million in 1999, operating income and operating margin were $708.9 million and 5.7% for the year ended December 31, 1999. In 2000, operating income benefited from new programs and increased production, which accounted for $157 million of the increase, as well as from our acquisitions, which accounted for $111 million of the increase. Partially offsetting the increase in operating income were higher engineering costs, European start-up expenses and unfavorable foreign exchange. Non-cash depreciation and amortization charges were $392.2 million and $340.9 million for the years ended December 31, 2000 and 1999, respectively.

During 2000, the Company recorded a credit of $4.5 million comprised of unutilized restructuring reserves from the 1998 restructuring charge. This credit was offset by a $4.5 million charge to restructure certain corporate and division administrative office functions. The 2000 charge was comprised entirely of severance and was substantially utilized by December 31, 2000.

For the year ended December 31, 2000, interest expense increased to $316.2 million as compared to $235.1 million for the year ended December 31, 1999 as the result of debt incurred to finance acquisitions and increased interest rates under our primary credit facilities.

Other expense, which includes state and local taxes, foreign currency exchange and other non-operating expenses, was $35.0 million for the year ended December 31, 2000 as compared to $35.2 million for the year ended December 31, 1999. In 2000, we recorded a net gain of $16.8 million related to the sale of certain businesses. In addition, we recorded non-recurring expenses of $13.6 million, which included the disposal of idle equipment. Excluding non-recurring transactions, other expense was $38.2 million for the year ended December 31, 2000.

The provision for income taxes in 2000 was $197.3 million, an effective tax rate of 41.8%, as compared to $174.0 million, an effective tax rate of 40.4% in 1999. Net income for the year ended December 31, 2000 was $274.7 million or $4.17 per share as compared to $257.1 million or $3.80 per share for the year ended December 31, 1999. Net income per share benefited from a lower number of shares outstanding in 2000 as compared to 1999.

Year Ended December 31, 1999 Compared With Year Ended December 31, 1998
Net sales for the year ended December 31, 1999 were $12.4 billion, exceeding net sales for the year ended December 31, 1998 by $3.4 billion, or 37.2%. Net sales in 1999 benefited from acquisitions, which collectively accounted for approximately $2.9 billion of the increase, and a combination of new business and product content increases, which contributed approximately $.6 billion to the increase, as well as increased volumes in North America. In addition, approximately $.2 billion of the increase in net sales reflects the adverse impact of the General Motors work stoppage on 1998 net sales. Partially offsetting this increase in net sales were reduced volumes in South America and unfavorable exchange rate fluctuations.

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

Selling, general and administrative expenses, including research and development, as a percentage of net sales increased to 3.9% for 1999 as compared to 3.7% for 1998. The increase in expenditures for 1999 as compared to 1998 was due primarily to the inclusion of operating expenses incurred as a result of acquisitions, partially offset by the benefits from sales leveraging, the positive impact of the restructuring and continued cost-cutting efforts.

Operating income and operating margin were $713 million and 5.7% for the year ended December 31, 1999 as compared to $342 million and 3.8% for the year ended December 31, 1998. Excluding the restructuring and other charges (credits) of $(4.4) million in 1999 and $133 million in 1998, operating income and operating margin for 1999 were $709 million and 5.7% as compared to $475 million and 5.2% for 1998. Operating income in 1999 reflects the contribution of acquisitions, which accounted for approximately $195 million of the increase. In addition, approximately $39 million of the increase in operating income reflects the adverse impact of the General Motors work stoppage on 1998 operating income. This increase was partially offset by additional launch costs in South America. The increase in operating margin in 1999 as compared to 1998 is due primarily to the non-recurring impact of the General Motors work stoppage which reduced operating margin by .4% in 1998. Other factors which contributed to the increase in operating margin include the performance of our acquisitions, the positive impact of our restructuring and the improved performance of our European and Delphi seating operations. Non-cash depreciation and amortization charges were $341 million and $220 million for the years ended December 31, 1999 and 1998, respectively.

Interest expense in 1999 increased by $125 million to $235 million as compared to 1998, primarily due to interest expense resulting from debt incurred to finance recent acquisitions.

Other expenses, which include state and local taxes, foreign currency exchange, minority interests in consolidated subsidiaries, equity in net (income) loss of affiliates and other non-operating expenses, increased to $47.1 million in 1999 as compared to $22.3 million in 1998 due to state and local taxes associated with our acquisitions and our foreign locations, foreign exchange losses and one-time expenses at our joint ventures.

Net income for the year ended December 31, 1999 was $257.1 million, or $3.80 per share, as compared to $115.5 million, or $1.70 per share, for the year ended December 31, 1998. Without the restructuring and other charges (credits), the provision for income taxes in 1999 was $172 million, an effective tax rate of 40.4%, as compared to $134 million, an effective tax rate of 39.3%, in 1998.

Restructuring and Other Charges (Credits)
In the fourth quarter of 1998, Lear began to implement a restructuring plan designed to lower our cost structure and improve our long-term competitive position. As a result of this restructuring plan, we recorded pre-tax charges of $133.0 million, consisting of $110.5 million of restructuring charges and $22.5 million of other charges.

The plan originally called for the closure of or exit from 13 facilities, of which 12 had been closed or vacated as of December 31, 2000. In addition, the plan called for the termination of approximately 3,000 employees, of which 2,604 had been terminated as of December 31, 2000. During 2000, the closure and the related termination of 280 employees at a European facility was cancelled due to a request from a customer to continue supplying product. In addition, during 1999, we cancelled the termination of 116 manufacturing and engineering personnel in Italy and Germany due to increased demand on the related programs. Accordingly, during 2000 and 1999, we made adjustments to the original restructuring provision, resulting in net restructuring credits of approximately $4.5 million and $10.1 million, respectively. Additionally, during 1999, we expensed as incurred approximately $5.7 million of employee and equipment relocation costs incurred in connection with the implementation of restructuring plan. There have been no other significant changes to the original restructuring plan.

In the fourth quarter of 2000, we implemented a restructuring plan to streamline corporate and division administrative office functions. As a result of this restructuring plan, we recorded pre-tax charges of $4.5 million, consisting entirely of employee severance costs.

In 2000, we realized approximately $40 million in savings as a direct result of the restructuring and other activities. In future years, we expect to realize similar annual savings. See Note 5, “Restructuring and Other Charges (Credits),” to the 2000 consolidated financial statements included in this Report.

Liquidity and Financial Condition

Our primary liquidity needs are to fund capital expenditures, service indebtedness and support working capital requirements. Our primary sources of liquidity are cash flow from operating activities and borrowing availability under our primary credit facilities. A substantial portion of our operating income is generated by our subsidiaries. As a result, we are dependent on the earnings and cash flows of, and dividends and distributions or advances from, our subsidiaries to provide the funds necessary to meet our obligations. There are no material restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear.

Cash Flow
Cash flows from operating activities generated $753 million in 2000 as compared to $560 million in 1999. Net income increased to $275 million in 2000 as compared to $257 million in 1999. An increase in non-cash depreciation and goodwill amortization charges to $392 million in 2000 from $341 million in 1999 and the favorable impact of recoverable customer engineering and tooling, which was a source of $24 million in 2000 and a use of $134 million in 1999, respectively, was partially offset by a decrease in cash due to changes in working capital items. Cash generated from change in working capital items decreased to $65 million in 2000 as compared to $130 million in 1999, due primarily to decreases in accrued liabilities.

Net cash used in investing activities decreased from $2.5 billion in 1999 to $0.2 billion in 2000. In 2000, the disposition of certain businesses generated $117 million. In 1999, the acquisition of UT Automotive for $2.3 billion, net of cash acquired, combined with investments in Peregrine, Polovat, Ovatex and Lear-Donnelly Overhead Systems, resulted in net acquisition costs of $2.5 billion. Further, in 1999, the Electric Motor Systems business of the former UT Automotive was sold for $310 million. Capital expenditures decreased from $391 million in 1999 to $322 million in 2000 as a result of higher capital requirements in 1999, the initial year of UT Automotive’s acquisition. We currently anticipate capital expenditures for 2001 of $275 million to $300 million.

Capitalization
Our primary credit facilities consist of a $2.1 billion amended and restated revolving credit facility, which matures on September 30, 2001, a $500 million revolving credit facility, which matures on May 4, 2004, and a $500 million term loan, having scheduled amortization which began on October 31, 2000 and a final maturity on May 4, 2004. In addition, we have $1.4 billion of outstanding senior notes, $800 million of which mature in 2009 and $600 million of which mature in 2005.

The entire unpaid balance under the Company’s $2.1 billion amended and restated revolving credit facility will be payable on September 30, 2001. $224 million was outstanding under this revolving credit facility at December 31, 2000. We have contracted to arrange and syndicate an amendment and restatement of the amended and restated revolving credit facility which will extend the maturity of this facility for five years from the date of the amendment and restatement and reduce the availability thereunder to between $1.7 billion and $1.85 billion. The terms of the new revolving credit facility are expected to be substantially the same as the terms under our amended and restated revolving credit facility, other than with respect to facility size applicable interest rates and fees and certain required prepayments. The margin on Eurodollar Loans will be increased to market rates per comparable credit facilities. At this time, it is expected that the applicable margin will be increased by .575% to .875%. In addition, in connection with the new credit facility, we also expect to amend our $500 million revolving credit facility and our $500 million term loan. As a result of these amendments, we anticipate that the margin on Eurodollar loans will be increased by .25%. We can provide no assurances that the new credit facility will be completed on the terms currently contemplated or at all.

Our primary credit facilities contain operating and financial covenants that, among other things, could limit our ability to obtain additional sources of capital. The primary credit facilities are guaranteed by certain of our significant domestic subsidiaries and secured by the pledge of all or a portion of the capital stock of certain of our significant subsidiaries. The senior notes are guaranteed by the same domestic subsidiaries that guarantee our primary credit facilities. It is anticipated that our new credit facility will contain operating and financial covenants similar to those in our existing primary credit facilities and will have the benefit of substantially similar subsidiary guarantees and collateral.

As of December 31, 2000, we had $1.2 billion outstanding under the primary credit facilities and $56.1 million committed under outstanding letters of credit, resulting in approximately $1.8 billion unused and available. In addition to debt outstanding under the primary credit facilities, we had $1.9 billion of debt, including short-term borrowings, outstanding as of December 31, 2000, consisting primarily of $1.4 billion of senior notes due between 2005 and 2009 and $336 million of subordinated notes due between 2002 and 2006.

In November 2000, we entered into a receivables-backed securitization financing agreement. The permitted outstanding draws may vary based upon the amount of eligible receivables, as defined under each agreement. The financing agreements currently provide for a maximum of $300 million to be drawn on a committed basis for 364 days. Proceeds from any draw under the agreements will be used to reduce outstanding loans under our bank credit facilities. All draws under the agreements bear interest at a variable rate based on commercial paper rates. As of December 31, 2000, we had not yet funded under the agreements.

In March 2000, our Board of Directors approved a share repurchase program, authorizing the repurchase of up to an additional 6.7 million shares of our outstanding Common Stock over a 24-month period. In 2000, we purchased 3,352,100 shares of our outstanding Common Stock at an average purchase price of $23.24. In both 1999 and 1998, we purchased 500,000 shares of our outstanding Common Stock at an average purchase price of $30.47 and $36.55 per share, respectively.

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

Foreign Exchange. Operating results may be impacted by our buying, selling and financing in currencies other than the functional currency of our operating companies (“transactional exposure”). We mitigate this risk by entering into foreign currency forward, swap and option contracts. The foreign currency contracts are executed with banks that we believe are creditworthy. The gains and losses relating to the foreign currency contracts are deferred and included in the measurement of the foreign currency transaction subject to the hedge. Any gain or loss incurred related to a foreign currency contract is generally offset by the direct effects of currency movements on the underlying transactions.

Our most significant foreign currency transactional exposures relate to Mexico, Canada and the European Monetary Union. We have performed a quantitative analysis of our overall currency rate exposure as of December 31, 2000. The potential adverse earnings impact from a hypothetical 10% weakening of the U.S. dollar relative to all other currencies for calendar year 2001 is approximately $4.0 million.

As of December 31, 2000, contracts representing $310.0 million of notional amount were outstanding with maturities of less than one year. The fair value of these foreign exchange contracts as of December 31, 2000 was approximately a negative $1.8 million. A 10% change in exchange rates would result in a $100,000 change in market value.

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

Interest Rates. We use a combination of fixed and variable rate debt and interest rate swap and option contracts to manage our exposure to interest rate movements. Our exposure to variable interest rates on outstanding floating rate debt instruments indexed to U.S. or European Monetary Union short-term money market rates is partially managed by the use of interest rate swap agreements to convert variable rate debt to fixed rate debt, matching effective and maturity dates to specific debt instruments. These interest rate derivative contracts are executed with banks that we believe are creditworthy and are denominated in currencies that match the underlying debt instrument. Net interest payments or receipts from interest rate swaps are recorded as adjustments to interest expense in our consolidated statements of income on an accrual basis.

We have performed a quantitative analysis of our overall interest rate exposure as of December 31, 2000. This analysis assumes an instantaneous 100 basis point parallel shift in interest rates at all points of the yield curve. The potential adverse earnings impact from this hypothetical increase for calendar year 2001 is approximately $8.9 million.

As of December 31, 2000, contracts representing $642 million of notional amount were outstanding with maturity dates June 2002 through December 2003. The fair value of these interest rate swap agreements is subject to changes in value due to changes in interest rates. The fair value of outstanding interest rate swap agreements as of December 31, 2000 was approximately a negative $7.4 million. A 100 basis point parallel increase in interest rates would increase the market value of these instruments by approximately $11.7 million. A similar decrease in rates would result in a $12.5 million decline in market value.

Additional information relating to our outstanding financial instruments is included in Note 9, “Long-Term Debt” and Note 15 “Financial Instruments” to the 2000 consolidated financial statements included in this Report.

Other Matters

Environmental Matters
We are subject to local, state, federal and foreign laws, regulations and ordinances, which govern activities or operations that may have adverse environmental effects and which impose liability for the costs of cleaning up certain damages resulting from past spills, disposal or other releases of hazardous wastes and environmental compliance. Our policy is to comply with all applicable environmental laws and to maintain procedures to ensure compliance. However, we have been, and in the future may become, the subject of formal or informal enforcement actions or procedures. We have been named as a potentially responsible party at certain third party landfill sites and are engaged in the cleanup of hazardous wastes at certain sites owned, leased or operated by us, including certain properties acquired in the UT Automotive acquisition. Certain present and former properties of UT Automotive are subject to environmental liabilities which may be significant. We obtained certain agreements and indemnities with respect to possible environmental liabilities from United Technologies Corporation in connection with our acquisition of UT Automotive. While we do not believe that the environmental liabilities associated with our properties will have a material adverse effect on our business, consolidated financial position or future results of operations, no assurances can be given in this regard.

Accounting Policies
Pre-Production Costs Related to Long-Term Supply Arrangements. We incur pre-production engineering research and development (ER&D) costs related to the products that we supply to our customers under long-term supply agreements. Prior to January 1, 2000, we capitalized these costs when reimbursable from the customer and amortized them over the term of the related supply agreement. On September 23, 1999, the EITF issued a consensus on EITF Issue No. 99-5 “Accounting for Pre-Production Costs Related to Long-Term Supply Agreements.” The consensus requires that beginning January 1, 2000, all pre-production ER&D costs incurred after December 31, 1999 for products to be supplied under long-term supply agreements be expensed as incurred unless the reimbursement of such costs is contractually guaranteed by the customer. As a result, beginning January 1, 2000, we expensed all pre-production ER&D costs for products to be supplied under long-term supply agreements for which reimbursement was not guaranteed by our customer. In addition, during 2000, we capitalized $170.1 million of pre-production ER&D costs for products to be supplied under long-term supply agreements for which reimbursement is contractually guaranteed by the customer and is primarily in the form of lump sum recovery. Compliance with EITF Issue No. 99-5 had no impact on our cash flows from operations. The EITF consensus does allow for the continued amortization of pre-production engineering, research and development costs incurred and capitalized on or prior to December 31, 1999. As such, we have continued to amortize these previously capitalized costs over the terms of the related supply agreements.

In addition, we incur pre-production tooling costs related to the products that we supply to our customers under long-term supply agreements. Historically, we have capitalized these costs when reimbursable from the customers. EITF Issue No. 99-5 requires that beginning January 1, 2000, all pre-production tooling costs incurred after December 31, 1999 for tools that the supplier will not own and that will be used in producing products to be supplied under long-term supply agreements be expensed as incurred unless the supply agreement provides the supplier with the noncancellable right to use the tools or the reimbursement of such costs is contractually guaranteed by the customer. During 2000, we capitalized $410.0 million of pre-production tooling costs for products to be supplied under long-term supply agreements for which reimbursement is contractually guaranteed by the customer and is primarily in the form of lump sum recovery. As the reimbursement of pre-production tooling costs is generally contractually guaranteed by our customers, compliance with this requirement of EITF Issue No. 99-5 did not have a material impact on our results of operations during 2000.

Loss Contract Accrual. We typically enter into supply agreements with our customers at the beginning of a given vehicle’s production life. In certain instances, we may be committed under existing agreements to supply product to our customers at selling prices which are not sufficient to cover the direct cost to produce such product. In such situations, we record a liability for the estimated future amount of such losses. Such losses are recognized at the time that the loss is probable and reasonably estimable and are recorded at the minimum amount necessary to fulfill our obligations to our customers. Losses are determined on a separate agreement basis and are estimated based upon information available at the time of the estimate, including future production volume estimates, the length of the program and selling price and production cost information. The Company periodically evaluates the adequacy of the loss contract accruals recorded and makes adjustments as necessary.

During 2000, we recorded loss contract accruals in purchase accounting in conjunction with the Lear-Donnelly acquisition, the UT Automotive acquisition and the Peregrine acquisition. In addition, we had previously recorded a loss contract accrual in purchase accounting in conjunction with the Delphi acquisition. These loss contract accruals were not recorded in the historical operating results of Lear-Donnelly, UT Automotive, Peregrine or Delphi. The losses included in the accrual have not been, and will not be, included in our operating results since the respective acquisition dates. Further, our future operating results will benefit from accruing these contract losses in the related purchase price allocations. The following table summarizes the loss contract accrual activity related to these acquisitions (in millions):

			Accrual at
	Original		Dec. 31,
	Accrual	Utilized	2000

Lear-Donnelly	$8.7	$(2.6)	$6.1

UT Automotive	19.7	(8.2)	11.5

Peregrine	18.4	(10.5)	7.9

Delphi	53.3	(26.0)	27.3

We utilized $9.9 million and $16.1 million of the loss contract accrual related to the Delphi Acquisition to offset losses in 2000 and 1999, respectively. The estimated utilization of the aggregate loss contract accrual is $20.0 million, $14.0 million, $16.7 million and $2.1 million for 2001, 2002, 2003 and 2004, respectively.

Derivative Instruments and Hedging Activities. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. It requires all derivative instruments to be recorded in the balance sheet at their fair value. Changes in the fair value of derivative instruments are required to be recorded each period in current earnings or accumulated other comprehensive income, depending on whether the derivative instruments are designated as part of a hedge transaction. The effects of adoption will not be significant.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. The words "will," "may," "designed to," "outlook," "believes," "should," "anticipates," "plans," "expects," "intends" and "estimates" and similar expressions identify these forward looking statements. All statements contained or incorporated in the Report which address operating performance, events or developments that we expect or anticipate may occur in the future, including statements related to volume growth, awarded sales contracts and earning per share growth or statements expressing general optimism about future operating results, are forward-looking statements. Principal important factors, risks and uncertainties that may cause actual results to differ from those expressed in our forward-looking statements are, including but not limited to:

•	general economic conditions in the market in which we operate,

•	fluctuation in worldwide or regional automotive and light truck production,

•	financial or market declines of our customers,

•	labor disputes involving us or our significant customers,

•	changes in practices and/or policies of our significant customers toward outsourcing automotive components and systems,

•	our success in achieving cost reductions that offset or exceed customer-mandated selling price reductions,

•	liabilities arising from legal proceedings to which we are or may become a party or claims against us or our products,

•	increases in our warranty costs,

•	fluctuations in currency exchange rates,

•	changes in technology and technological risks,

•	raw materials shortages and

•	other risks detailed from time to time in our Securities and Exchange Commission filings.

We do not intend to assume any obligation to update any of these forward-looking statements.

ITEM 8 — CONSOLIDATED FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Public Accountants	26

Consolidated Balance Sheets as of December 31, 2000 and 1999	27

Consolidated Statements of Income for the years ended December 31,	28

2000, 1999 and 1998

Consolidated Statements of Stockholders’ Equity for the years ended	29

December 31, 2000, 1999 and 1998

Consolidated Statements of Cash Flows for the years ended December 31,	30

2000, 1999 and 1998

Notes to Consolidated Financial Statements	31

Report of Independent Public Accountants

To Lear Corporation:

      We have audited the accompanying consolidated balance sheets of LEAR CORPORATION AND SUBSIDIARIES (“the Company”) as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

Detroit, Michigan,
January 26, 2001.

CONSOLIDATED BALANCE SHEETS
LEAR CORPORATION AND SUBSIDIARIES
(In millions, except share data)

December 31,	2000	1999

Assets

Current Assets:

Cash and cash equivalents	$98.8	$106.9

Accounts receivable, net of reserves of $28.6 in 2000 and $18.3 in 1999	1,639.0	1,866.1

Inventories	538.8	577.3

Recoverable customer engineering and tooling	273.2	304.9

Other	278.2	299.0

Total current assets	2,828.0	3,154.2

Long-Term Assets:

Property, plant and equipment, net	1,891.3	1,970.0

Goodwill, net	3,266.6	3,210.5

Other	389.6	382.9

Total long-term assets	5,547.5	5,563.4

	$8,375.5	$8,717.6

Liabilities and Stockholders’ Equity

Current Liabilities:

Short-term borrowings	$72.4	$103.6

Accounts payable and drafts	2,174.0	2,245.3

Accrued liabilities	969.6	1,074.9

Current portion of long-term debt	155.6	63.6

Total current liabilities	3,371.6	3,487.4

Long-Term Liabilities:

Long-term debt	2,852.1	3,324.8

Other	551.0	440.1

Total long-term liabilities	3,403.1	3,764.9

Stockholders’ Equity:

Common Stock, par value $.01 per share, 150,000,000 shares authorized and 67,916,682 and 67,609,730 shares issued at December 31, 2000 and 1999, respectively	.7	.7

Additional paid-in capital	874.1	870.2

Notes receivable from sale of common stock	(.1)	(.1)

Common stock held in treasury, 4,362,330 and 1,010,230 shares at December 31, 2000 and 1999, respectively, at cost	(111.4)	(33.5)

Retained earnings	1,036.5	761.8

Accumulated other comprehensive income	(199.0)	(133.8)

Total stockholders’ equity	1,600.8	1,465.3

	$8,375.5	$8,717.6

The accompanying notes are an integral part of these consolidated balance sheets.

CONSOLIDATED STATEMENTS OF INCOME
LEAR CORPORATION AND SUBSIDIARIES
(In millions, except per share data)

For the year ended December 31,	2000	1999	1998

Net sales	$14,072.8	$12,428.8	$9,059.4

Cost of sales	12,622.7	11,159.6	8,198.0

Selling, general and administrative expenses	524.8	483.7	337.0

Restructuring and other charges (credits)	—	(4.4)	133.0

Amortization of goodwill	89.9	76.6	49.2

Operating income	835.4	713.3	342.2

Interest expense	316.2	235.1	110.5

Other expense, net	35.0	35.2	16.9

Income before provision for national income taxes, minority interests in consolidated subsidiaries and equity in net (income) loss of affiliates	484.2	443.0	214.8

Provision for national income taxes	197.3	174.0	93.9

Minority interests in consolidated subsidiaries	13.9	7.6	6.9

Equity in net (income) loss of affiliates	(1.7)	4.3	(1.5)

Net income	$274.7	$257.1	$115.5

Basic net income per share	$4.21	$3.84	$1.73

Diluted net income per share	$4.17	$3.80	$1.70

The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
LEAR CORPORATION AND SUBSIDIARIES
(In millions, except share data)

December 31,	2000	1999	1998

Common Stock

Balance at beginning and end of period	$.7	$.7	$.7

Additional Paid-in Capital

Balance at beginning of period	$870.2	$859.3	$851.9

Stock options exercised	2.1	7.7	3.4

Tax benefit of stock options exercised	1.1	3.2	4.0

Put options issuance	.7	—	—

Balance at end of period	$874.1	$870.2	$859.3

Notes Receivable from Sale of Common Stock
Balance at beginning and end of period	$(.1)	$(.1)	$(.1)

Treasury Stock

Balance at beginning of period	$(33.5)	$(18.3)	$(.1)

Purchases, 3,352,100 shares at an average price of $23.24 per share in 2000 and 500,000 shares in 1999 and 1998 at an average price of $30.47 per share in 1999 and $36.55 per share in 1998	(77.9)	(15.2)	(18.2)

Balance at end of period	$(111.4)	$(33.5)	$(18.3)

Retained Earnings

Balance at beginning of period	$761.8	$504.7	$401.3

Net income	274.7	257.1	115.5

Net loss from change in consolidation policy	–	–	(12.1)

Balance at end of period	$1,036.5	$761.8	$504.7

Accumulated Other Comprehensive Income

Minimum Pension Liability Balance at beginning of period	$(5.7)	$(11.8)	$(.5)

Minimum pension liability adjustment	4.8	6.1	(11.3)

Balance at end of period	$(.9)	$(5.7)	$(11.8)

Cumulative Translation Adjustments Balance at beginning of period	$(128.1)	$(34.5)	$(46.2)

Cumulative translation adjustments	(70.0)	(93.6)	11.7

Balance at end of period	$(198.1)	$(128.1)	$(34.5)

Accumulated other comprehensive income	$(199.0)	$(133.8)	$(46.3)

Total Stockholders’ Equity	$1,600.8	$1,465.3	$1,300.0

Comprehensive Income

Net income	$274.7	$257.1	$115.5

Net loss from change in consolidation policy, including tax of $1.2	—	—	(12.1)

Minimum pension liability adjustment, net of tax of $(2.5), $(4.4) and $6.1 in 2000, 1999 and 1998, respectively	4.8	6.1	(11.3)

Cumulative translation adjustments	(70.0)	(93.6)	11.7

Comprehensive Income	$209.5	$169.6	$103.8

The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
LEAR CORPORATION AND SUBSIDIARIES
(In millions)

For the year ended December 31,	2000	1999	1998

Cash Flows from Operating Activities:

Net income	$274.7	$257.1	$115.5

Adjustments to reconcile net income to net cash provided by operating activities-

Depreciation and amortization of goodwill	392.2	340.9	219.7

Postretirement benefits accrued, net	11.3	9.0	15.3

Net gain on disposition of businesses	(16.8)	—	—

Loss on impairment of long-lived assets	—	—	33.2

Net loss from change in consolidation policy	—	—	(12.1)

Recoverable customer engineering and tooling, net	23.5	(133.5)	(119.1)

Net change in working capital items	65.0	130.3	61.8

Other, net	3.2	(43.5)	(28.9)

Net cash provided by operating activities	753.1	560.3	285.4

Cash Flows from Investing Activities:

Additions to property, plant and equipment	(322.3)	(391.4)	(351.4)

Cost of acquisitions, net of cash acquired	(11.8)	(2,478.6)	(328.2)

Net proceeds from disposition of businesses/facilities	116.9	310.0	—

Other, net	(7.9)	21.8	1.8

Net cash used in investing activities	(225.1)	(2,538.2)	(677.8)

Cash Flows from Financing Activities:

Senior notes	—	1,400.0	—

Long-term revolving credit borrowings, net	(307.8)	560.8	317.0

Other long-term debt borrowings, net	(56.2)	(26.6)	58.3

Short-term borrowings, net	(32.1)	17.3	43.2

Proceeds from sale of common stock, net	2.1	7.7	3.4

Purchase of treasury stock, net	(77.9)	(15.2)	(18.2)

Increase (decrease) in drafts	(52.6)	118.8	(19.9)

Other, net	.7	(24.8)	—

Net cash provided by (used in) financing activities	(523.8)	2,038.0	383.8

Effect of foreign currency translation	(12.3)	16.8	25.7

Net Change in Cash and Cash Equivalents	(8.1)	76.9	17.1

Cash and Cash Equivalents at Beginning of Year	106.9	30.0	12.9

Cash and Cash Equivalents at End of Year	$98.8	$106.9	$30.0

Changes in Working Capital, Net of Effects of Acquisitions:

Accounts receivable, net	$157.4	$(91.9)	$(218.6)

Inventories	.8	(57.2)	(59.9)

Accounts payable	74.1	310.1	322.1

Accrued liabilities and other	(167.3)	(30.7)	18.2

Net change in working capital items	$65.0	$130.3	$61.8

Supplementary Disclosure:

Cash paid for interest	$333.4	$218.1	$109.0

Cash paid for income taxes, net of refunds received of $65.8 in 2000 and $15.0 in 1999	$32.1	$152.9	$119.9

The accompanying notes are an integral part of these consolidated statements.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements

(1) Basis of Presentation

The consolidated financial statements include the accounts of Lear Corporation, a Delaware corporation (“Lear” or the “Parent”), and the wholly-owned and majority-owned subsidiaries controlled by Lear (collectively, the “Company”). Investments in affiliates in which Lear owns a 20% or greater interest are accounted for under the equity method (Note 7).

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

(2) Summary of Significant Accounting Policies

Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories are comprised of the following (in millions):

December 31,	2000	1999

Raw materials	$322.1	$317.4

Work-in-process	68.9	88.1

Finished goods	147.8	171.8

Inventories	$538.8	$577.3

Pre-Production Costs Related to Long-Term Supply Arrangements
The Company incurs pre-production engineering, research and development (“ER&D”) costs related to the products that it supplies to its customers under long-term supply agreements. Prior to January 1, 2000, the Company has capitalized these costs when reimbursable from the customer and amortized them over the term of the related supply agreement. On January 1, 2000, the Company prospectively adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Agreements,” which requires that all pre-production ER&D costs incurred after December 31, 1999 for products to be supplied under long-term supply agreements be expensed as incurred unless the reimbursement of such costs is contractually guaranteed by the customer. As a result, beginning January 1, 2000, the Company expensed all pre-production ER&D costs for products to be supplied under long-term supply agreements for which reimbursement was not contractually guaranteed by the customer. In addition, during 2000, the Company capitalized $170.1 million of pre-production ER&D costs for products to be supplied under long-term supply agreements for which reimbursement is contractually guaranteed by the customer and is primarily in the form of lump sum recovery. The EITF consensus does allow for the continued amortization of pre-production ER&D costs incurred and capitalized on or prior to December 31, 1999. As such, the Company is continuing to amortize these previously capitalized costs over the terms of the related supply agreements.

In addition, the Company incurs pre-production tooling costs related to the products that it supplies to its customers under long-term supply agreements. Historically, the Company has capitalized these costs when reimbursable from its customers. On January 1, 2000, the Company adopted the provisions of EITF Issue No. 99-5, which require that all pre-production tooling costs incurred after December 31, 1999 for tools that the supplier will not own and that will be used in producing products to be supplied under long-term supply agreements be expensed as incurred unless the supply agreement provides the supplier with the noncancellable right to use the tools or the reimbursement of such costs is contractually guaranteed by the customer. During 2000, the Company capitalized $410.0 million of pre-production tooling costs for products to be supplied under

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

long-term supply agreements for which reimbursement is contractually guaranteed by the customer and is primarily in the form of lump sum recovery. This accounting is consistent with the Company’s historical accounting policies.

Property, Plant and Equipment
Property, plant and equipment is stated at cost. Depreciable property is depreciated over the estimated useful lives of the assets, using principally the straight-line method as follows:

Buildings and improvements	20 to 25 years

Machinery and equipment	5 to 15 years

A summary of property, plant and equipment is shown below (in millions):

December 31,	2000	1999

Land	$106.6	$84.2

Buildings and improvements	592.7	577.4

Machinery and equipment	1,796.5	1,878.0

Construction in progress	183.8	114.2

Total property, plant and equipment	2,679.6	2,653.8

Less — accumulated depreciation	(788.3)	(683.8)

Net property, plant and equipment	$1,891.3	$1,970.0

Goodwill
Goodwill is amortized on a straight-line basis over 40 years. Accumulated amortization of goodwill amounted to $366.8 million and $279.8 million at December 31, 2000 and 1999, respectively. The Company evaluates the carrying value of goodwill for potential impairment if the facts and circumstances of the operations to which goodwill relates suggest that the goodwill may be impaired. Such evaluations consider significant declines in sales, earnings or cash flows or material adverse changes in the business climate. If any impairment is indicated based on a review of undiscounted cash flows, the Company would measure it by comparing the discounted cash flows of the business to its book value, including goodwill.

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

Revenue Recognition and Sales Commitments
The Company recognizes revenue as its products are shipped to its customers. The Company enters into agreements with its customers to produce products at the beginning of a given vehicle’s life. Once such agreements are entered into by the Company, fulfillment of the customers’ purchasing requirements is the obligation of the Company for the entire production life of the vehicle, with terms of up to 10 years. These agreements generally may be terminated by the customer (but not by the Company) at any time, but in general are not. The Company, in certain instances, may be committed under existing agreements to supply product to its customers at selling prices which are not sufficient to cover the direct cost to produce such product. In such situations, the Company records a liability for the estimated future amount of such losses. Such losses are recognized at the time that the loss is probable and reasonably estimable and are recorded at the minimum amount necessary to fulfill the Company’s obligations to its customer. Losses are determined on a separate agreement basis and are estimated based upon information available at the time of the estimate, including future production volume estimates, length of the program and selling price and production cost information. The Company periodically evaluates the adequacy of the loss contract accruals recorded and makes adjustments as necessary.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Research and Development
Costs incurred in connection with the development of new products and manufacturing methods to the extent not recoverable from the Company’s customers are charged to selling, general and administrative expenses as incurred. These costs amounted to $208.7 million, $181.2 million and $116.6 million for the years ended December 31, 2000, 1999 and 1998, respectively.

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

Net Income Per Share
Basic net income per share is computed using the weighted average common shares outstanding during the period. Diluted net income per share is computed using the average share price during the period when calculating the dilutive effect of common stock equivalents. Options to purchase 2,500,253 shares of common stock of the Company at exercise prices ranging from $25.53 to $54.22 were outstanding during 2000 but were not included in the computation of diluted shares outstanding, as inclusion would have resulted in antidilution. Shares outstanding were as follows:

For the Year Ended December 31,	2000	1999	1998

Weighted average common shares outstanding	65,176,499	66,922,844	66,947,135

Dilutive effect of common stock equivalents	664,465	820,308	1,076,240

Diluted shares outstanding	65,840,964	67,743,152	68,023,375

Use of Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Generally, assets and liabilities subject to estimation and judgment include amounts related to unsettled pricing discussions with customers and suppliers, pension and other postretirement costs (Note 11), plant consolidation and reorganization reserves (Notes 5 and 6), self-insurance accruals, asset valuation reserves and accruals related to litigation and environmental remediation costs. Management does not believe that the ultimate settlement of any such assets or liabilities will materially affect the Company’s financial position or future results of operations.

(3) Acquisitions and Dispositions

2000 Dispositions
In June 2000, the Company completed the sale of its sealants and foam rubber business for approximately $92.5 million. A gain on the sale of $36.6 million is included in other expense, net in the accompanying consolidated statement of income for the year ended December 31, 2000.

In December 2000, the Company completed the sale of four European plastic and metal manufacturing facilities for approximately $30.0 million, including assumption of certain liabilities. A loss on the sale of $19.8 million is included in other expense, net in the accompanying consolidated statement of income for the year ended December 31, 2000.

The pro forma effects of these dispositions would not be materially different from reported results.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

1999 Acquisitions and Dispositions
UT Automotive
In May 1999, the Company acquired UT Automotive, Inc., a wholly-owned operating segment of United Technologies Corporation (“UT Automotive”), for approximately $2.3 billion, net of cash acquired, which was subsequently increased by $79.9 million to reflect a revised estimate of the working capital acquired. Funds for the UT Automotive acquisition were provided by borrowings under the Company’s primary credit facilities. UT Automotive was a supplier of electrical, electronic, motor and interior products and systems to the global automotive industry. Headquartered in Dearborn, Michigan, UT Automotive had 1998 annual sales of approximately $3.0 billion, 44,000 employees and 90 facilities in 18 countries.

The UT Automotive Acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed have been reflected in the accompanying consolidated balance sheets. The operating results of UT Automotive have been included in the consolidated financial statements of the Company since the date of acquisition. In 2000, the allocation of the purchase price was finalized, resulting in an increase in goodwill of $160.2 million. The increase was primarily due to the finalization of certain restructuring plans (Note 6), the finalization of pre-acquisition contingencies related to warranty and legal settlements and the revision of amounts recorded related to loss contracts that existed at the date of acquisition to provide products to customers at selling prices which are not sufficient to cover the direct costs to produce such products. The final purchase price and related allocation are as follows (in millions):

Consideration paid to former owner, net of cash acquired of $83.5 million	$2,296.4

Debt assumed	9.0

Estimated fees and expenses	8.2

Cost of acquisition	$2,313.6

Property, plant and equipment	$685.0

Value assigned to assets sold	310.0

Net working capital	(53.6)

Other assets purchased and liabilities assumed, net	(20.0)

Goodwill	1,392.2

Total cost allocation	$2,313.6

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

The Lear-Donnelly, Peregrine, Polovat and Ovatex acquisitions were accounted for as purchases. The operating results of the acquired companies have been included in the consolidated financial statements of the Company since the date of each acquisition. The aggregate cash paid for these acquisitions was $134.5 million, with funds provided by borrowings under the Company’s primary credit facilities (Note 9). The pro forma effects of these acquisitions would not be materially different from reported results.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Sale of Electric Motor Systems
In June 1999, the Company completed the sale of Electric Motor Systems (“EMS”) business to Johnson Electric Holdings Limited for $310 million. The proceeds from this sale were used to reduce borrowings under the Company’s primary credit facilities. Lear acquired the EMS business in conjunction with the acquisition of UT Automotive. The EMS business was sold for an amount that was approximately equal to the fair value which had been allocated to the EMS business at the date of acquisition. As such, no gain or loss on the sale was recognized. Although the sale of the EMS business qualified as a discontinued operation, the results of the EMS business operations during the ownership period were not material and are included in other expense, net. See Note 4 for pro forma financial information.

1998 Acquisitions
Delphi Seating Systems
In September 1998, the Company purchased the seating business of Delphi Automotive Systems, a division of General Motors Corporation (“Delphi Seating”). Delphi Seating was a leading supplier of seat systems to General Motors with sixteen facilities located throughout ten countries. The aggregate purchase price for the acquisition of Delphi Seating (the “Delphi Acquisition”) was $246.6 million. Funds for the Delphi Acquisition were provided by borrowings under the Company’s then-existing credit agreements (Note 9).

The Delphi Seating acquisition was accounted for as a purchase. The operating results of Delphi Seating have been included in the consolidated financial statements of the Company since the date of acquisition. The purchase price and related allocation was finalized in August 1999 and resulted in an increase in goodwill of $28.0 million from the preliminary allocation as of December 31, 1998. The increase was primarily due to the revision of amounts recorded of approximately $13.3 million related to loss contracts existing at the date of acquisition to provide products to its customers at selling prices which are not sufficient to cover the direct costs to produce such products and a decrease of approximately $12.1 million in the amount allocated to the fixed assets acquired to reflect the final determination of their fair value. The final purchase price and related allocation are as follows (in millions):

Consideration paid to former owner, net of cash acquired of $6.0 million	$242.9

Debt assumed	.5

Fees and expenses	3.2

Cost of acquisition	$246.6

Property, plant and equipment	$38.7

Net working capital	12.5

Other assets purchased and liabilities assumed, net	(28.9)

Goodwill	224.3

Total cost allocation	$246.6

See Note 4 for pro forma financial information.

Other 1998 Acquisitions
In May 1998, the Company acquired, in separate transactions, Gruppo Pianfei S.r.L. (“Pianfei”), Strapazzini Resine S.r.L. (“Strapazzini”) and the A.W. Chapman Ltd. and A.W. Chapman Belgium NV subsidiaries of the Rodd Group Limited (“Chapman”). Each of the acquired companies was a supplier of automotive interiors to the European automotive market. These acquisitions were accounted for as purchases, and accordingly, the assets purchased and liabilities assumed have been reflected in the accompanying consolidated balance sheets. The operating results of these acquired companies have been included in the consolidated financial statements of the Company since the date of each acquisition. The aggregate cash paid for these acquisitions was $115.3 million, with funds provided by borrowings under the Company’s then existing credit agreements (Note 9). The pro forma effects of these acquisitions would not be materially different from reported results.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

(4) Pro Forma Financial Information

The following pro forma financial information is presented to illustrate the estimated effect of the Transactions, as if such Transactions had occurred as of January 1, 1998.

The Transactions are:
—	the acquisition of Delphi Seating;
—	the acquisition of UT Automotive;
—	the sale of EMS and the application of the proceeds therefrom;
—	the amendment and restatement of the Company’s existing revolving credit facility in connection with the acquisition of UT Automotive;
—	borrowings under the Company’s new revolving credit facilities, which it entered into in May 1999, in connection with the acquisition of UT Automotive; and
—	the offering and sale of the Company’s 7.96% Senior Notes due 2005 and 8.11% Senior Notes due 2009 and the application of the net proceeds therefrom in May 1999.

(Unaudited; in millions, except per share data):

For the Year Ended December 31, 1999

		UT	Operating and		Elimination	Operating and
	Lear	Automotive	Financing		of EMS	Financing
	Historical	Historical (1)	Adjustments		Historical (3)	Adjustments	Pro Forma

Net sales	$12,428.8	$1,091.1	$—		$(114.9)	$—	$13,405.0

Net income	257.1	36.4	(42.6	)(4)	(6.1)	6.1 (7)	250.9

Basic net income per share	3.84						3.75

Diluted net income per share	3.80						3.70

For the Year Ended December 31, 1998

		UT	Operating and		Delphi	Operating and
	Lear	Automotive	Financing		Seating	Financing
	Historical	Historical(1)	Adjustments		Historical (2)	Adjustments

Net sales	$9,059.4	$2,900.3	$—		$777.3	$(108.3	)(5)

Net income	115.5	80.1	(129.9	)(4)	(133.9)	59.8	(6)

Basic net income per share	1.73

Diluted net income per share	1.70

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Elimination	Operating and
	of EMS	Financing
	Historical (3)	Adjustments	Pro Forma

Net sales	$(351.1)	$—	12,277.6

Net income	(16.2)	12.6 (7)	(12.0)

Basic net income per share			(.18)

Diluted net income per share			( .18)

(1)	The UT Automotive historical information represents amounts derived from the audited results of operations for the year ended December 31, 1998 and the unaudited results of operations for the period from January 1, 1999 through May 4, 1999, the date on which UT Automotive was acquired by the Company.

(2)	The Delphi Seating historical information represents amounts derived from the unaudited results of operations for the period from January 1, 1998 through September 1, 1998, the date on which Delphi Seating was acquired by the Company.

(3)	The EMS historical information represents amounts derived from the unaudited results of operations for the period from January 1, 1999 through June 25, 1999, the date on which EMS was sold by the Company, and the fiscal year ended December 31, 1998. The EMS business was sold for an amount that was approximately equal to the fair value which had been allocated to the EMS business at the date of acquisition. As such, no gain or loss on the sale was recognized.

(4)	The operating and financing adjustments that resulted from the acquisition of UT Automotive include:

	Year	Year
	Ended	Ended
	Dec. 31, 1999	Dec. 31, 1998

Amortization of goodwill from the acquisition of UT Automotive (over 40 years)	$8.3	$25.2

Incremental interest expense incurred as a result of the acquisition of UT Automotive	52.8	161.0

Impact on tax provision due to incremental interest expense	(18.5)	(56.3)

Net impact of adjustments on net income	$42.6	$129.9

(5)	The adjustment to net sales reflects the elimination of intercompany sales between the Company and Delphi Seating.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

(6)	The Delphi Seating pro forma financial data does not reflect adjustments for the anticipated results of certain activities and actions that the Company feels will benefit continuing operations, as such adjustments represent adjustments to the historical operating results of Delphi Seating. These adjustments were determined using allocation methods consistent with those used in deriving Delphi Seating’s audited financial statements and include operating losses of approximately $27.3 million related to plants closed by the former owner prior to the date of acquisition where the Company did not acquire or assume any of the related obligations, a charge of approximately $15.3 million related to employee benefit obligations which were not assumed by the Company and charges of approximately $56.1 million related to general corporate allocations which had previously been allocated by the former owner.

      The Operating and Financing Adjustments that resulted from the acquisition of Delphi Seating include:

Year
Ended
Dec. 31, 1998

Amortization of goodwill from the acquisition of Delphi Seating (over 40 years)	$3.2

Incremental interest expense incurred as a result of the acquisition of Delphi Seating	9.0

Capitalization of fixed asset purchases originally expensed	(31.2)

Depreciation expense on fixed assets previously written off	8.9

Impact on tax provision due to utilization of domestic Delphi losses against the Company’s pre-tax income	(49.7)

Net impact of adjustments on net income	$59.8

(7)	The Operating and Financing Adjustments that resulted from the sale of EMS include:

	Year	Year
	Ended	Ended
	Dec. 31, 1999	Dec. 31, 1998

Reduction of interest expense incurred as a result of the sale of EMS	$9.4	$19.4

Impact on tax provision due to reduction of interest expense	(3.3)	(6.8)

Net impact of adjustments on net income	$6.1	$12.6

The pro forma information above does not purport to be indicative of the results that actually would have been achieved if the Transactions had occurred prior to the years presented and is not intended to be a projection of future results or trends.

(5) Restructuring and Other Charges (Credits)

2000 Restructuring
In the fourth quarter of 2000, the Company implemented a restructuring plan to streamline corporate and division administrative office functions. As a result of this restructuring plan, the Company recorded pre-tax charges of $4.5 million, consisting entirely of severance to employees notified of their termination prior to December 31, 2000. As of December 31, 2000, substantially all of the original provision had been utilized.

1998 Restructuring
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

The Company has procedures in place to monitor variances from the costs included in the original restructuring plan. As a result, during 2000 and 1999, the Company made adjustments to the original restructuring provision, resulting in net restructuring credits of approximately $4.5 million and $10.1 million, respectively. Adjustments are attributable to several factors including severance benefits in excess of amounts originally accrued, reduced severance benefits due to employee reductions attained through attrition, sub-lessor arrangements and decisions to delay or cancel certain actions. Additionally, during 1999, the Company expensed as incurred approximately $5.7 million of employee and equipment relocation costs incurred in connection with the implementation of the restructuring plan. The net effect of the adjustments to the original

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

restructuring provision and the costs expensed as incurred is reflected as restructuring and other charges (credits) in the accompanying consolidated statements of income for 2000 and 1999.

The consolidation of the European operations included the closing of six manufacturing facilities and two administrative offices. With the exception of one manufacturing facility, all facilities were closed as of December 31, 2000. During 2000, the final closure and the related termination of 280 employees at a European facility was cancelled due to a request from the Company’s customer to continue supplying product. The Company notified union and government officials and took other appropriate actions as a result of the decision to cancel the closure and related terminations. As a result, the Company reduced the restructuring accrual related to severance and lease cancellation costs by $6.6 million and $2.6 million, respectively. This reduction was offset by increases of $2.4 million in severance costs and $2.3 million in lease and other closure costs related to changes in estimates related to the European facilities. In addition, during 1999, the Company cancelled the termination of certain manufacturing and engineering personnel in Italy and Germany due to increased demand on the related programs. As a result, the Company reduced the restructuring accrual related to severance and asset impairments by $3.1 million and $2.1 million, respectively. There have been no other significant changes to the original restructuring plan.

The majority of the European countries in which the Company operates have statutory requirements with regard to the minimum severance payments that must be made to employees upon termination. The Company accrued $37.7 million of severance costs for approximately 210 salaried and 1,040 hourly employees under SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” as of December 31, 1998, as the Company anticipated this to be the minimum aggregate severance payments that would be made in accordance with these statutory requirements. The accrual of $37.7 million of severance costs recorded under SFAS No. 112 included employees in two countries, Italy and Sweden. The accrual in Italy included $5.3 million for 220 manufacturing and support personnel and $1.7 million for 131 engineering and administrative personnel of which 172 and 87, respectively, were terminated as of December 31, 2000, and of which 48 and 44, respectively, will no longer be severed. The accrual in Sweden included $27.7 million for 820 manufacturing and support personnel and $3.0 million for 79 engineering and administrative personnel of which 570 and 49, respectively, were terminated as of December 31, 2000, and of which 250 and 30, respectively, will no longer be severed.

In addition, the Company accrued $5.5 million for separation pay for approximately 450 employees at other European locations where the individuals had been notified of their planned termination as of December 31, 1998. Of these employees, 426 were terminated as of December 31, 2000. The remaining 24 employees are in Germany and will no longer be severed. The European consolidation also resulted in lease cancellation costs with a net present value of $22.1 million and asset impairment charges of $11.7 million. The asset impairment charges included a $3.6 million write-down to fair value less disposal costs of land and buildings based upon appraisals and a $8.1 million write-down to fair value less disposal costs of machinery and equipment made obsolete or redundant due to the decision to close or consolidate European facilities. Other costs incurred to consolidate these facilities amount to $1.9 million, consisting mainly of government grant repayments.

The consolidation of the North and South American operations included the closing of two manufacturing facilities in North America and three manufacturing facilities in South America. The charge consisted of severance of $5.2 million for approximately 470 employees notified prior to December 31, 1998, a $6.5 million write-down of assets to their fair value less disposal costs, lease cancellation costs of $4.5 million and other costs to close the facilities of $.4 million. The asset impairment charges included a $2.1 million write-down to fair value less disposal costs of land and buildings based upon appraisals and a $4.4 million write-down to fair value less disposal costs of machinery and equipment made obsolete or redundant due to the decision to close or consolidate facilities. As of December 31, 2000, all facilities were closed and all terminations were completed.

The Company also implemented a plan to consolidate certain administrative functions and to reduce the U.S. salaried workforce. The Company recorded a charge of $15.0 million for severance and benefits related to approximately 830 salaried employees who were notified that their positions were being eliminated and were presented with severance packages that they would receive upon their departure from the Company. As of December 31, 2000, all terminations were completed.

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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

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

The following table summarizes the restructuring and other charges (in millions):

	Original		Utilized		Accrual at

	Provision	Adjustments	Cash	Noncash	Dec. 31, 2000

European Operations Consolidation:

Severance	$43.2	$(6.6)	$(36.6)	$—	$—

Asset impairments	11.7	(3.2)	—	(8.5)	—

Lease cancellation costs	22.1	(.4)	(10.2)	—	11.5

other closure costs	1.9	2.5	(4.4)	—	—

North and South America Operations Consolidation:

Severance	20.2	1.3	(21.5)	—	—

Asset impairments	6.5	.7	—	(7.2)	—

Lease cancellation costs	4.5	(3.7)	(.8)	—	—

Other closure costs	.4	.6	(1.0)	—	—

Other Charges:

Asset impairments	15.0	.1	(.5)	(14.6)	—

Other	7.5	(.2)	(7.3)	—	—

Total	$133.0	$(8.9)	$(82.3)	$(30.3)	$11.5

(6) Restructuring Charges Related to Acquisitions

UT Automotive
During the second quarter of 1999, the Company began to implement restructuring plans designed to integrate the operations of the recently acquired UT Automotive, which were finalized during the first and second quarters of 2000. As a result of these restructuring plans, the Company recorded an adjustment to the original purchase price allocation of $32.3 million. The plans call for the termination of 899 employees, of which 768 were terminated as of December 31, 2000, and the closure of or exit from five facilities, of which two were closed or vacated as of December 31, 2000. The remaining employee terminations and facility closures are expected to be completed in the first quarter of 2001. The following table summarizes the restructuring activity related to this acquisition (in millions):

	Original	Utilized		Accrual at

	Adjustment	Cash	Noncash	Dec. 31, 2000

Severance	$19.8	$(11.3)	$—	$8.5

Asset impairments	6.6	—	(6.6)	—

Other closure costs	5.9	(1.5)	—	4.4

Total	$32.3	$(12.8)	$(6.6)	$12.9

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Pianfei, Strapazzini and Chapman
During the second quarter of 1998, the Company began to implement restructuring plans designed to integrate the operations of recently acquired Pianfei, Strapazzini and Chapman, which were finalized during the second quarter of 1999. As a result of these restructuring plans, the Company recorded an adjustment to the original purchase price allocation of $24.1 million. The plans originally called for the termination of 503 employees and the closure of or exit from six facilities. Favorable business conditions have prompted the Company to remain at one of the facilities. As a result, during 1999, the related restructuring accrual and goodwill were reduced, and the plans now call for the termination of 342 employees, all of which were terminated as of December 31, 2000, and the closure of or exit from five facilities, all of which were closed or vacated as of December 31, 2000. The following table summarizes the restructuring activity related to these acquisitions (in millions):

	Original		Utilized		Accrual at

	Adjustment	Adjustments	Cash	Noncash	Dec. 31, 2000

Severance	$5.1	$(1.7)	$(3.4)	$—	$—

Asset impairments	6.8	(.7)	—	(6.1)	—

Lease cancellation costs	12.2	(.8)	(11.4)	—	—

Total	$24.1	$(3.2)	$(14.8)	$(6.1)	$—

Delphi Seating
During the third quarter of 1998, the Company began to implement restructuring plans designed to integrate the operations of Delphi Seating, which were finalized during the third quarter of 1999. As a result of these restructuring plans, the Company recorded an adjustment to the original purchase price allocation of $10.6 million. The plan originally called for the termination of 796 employees and the closure of or exit from four facilities, of which all were closed or vacated as of December 31, 2000. As a result of the Company’s ability to relocate certain of the employees, the number of employees terminated was reduced to 434 employees, all of which were terminated as of December 31, 2000. Accordingly, the related restructuring accrual and goodwill were reduced. The following table summarizes the restructuring activity related to this acquisition (in millions):

			Utilized
	Original				Accrual at
	Adjustment	Adjustments	Cash	Noncash	Dec. 31, 2000

Severance	$3.2	$(1.1)	$(2.1)	$—	$—

Asset impairments	3.3	—	—	(3.3)	—

Lease cancellation costs	2.5	—	(2.5)	—	—

Other closure costs	1.6	—	(1.6)	—	—

Total	$10.6	$(1.1)	$(6.2)	$(3.3)	$—

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

(7) Investments in Affiliates

The investments in affiliates, which are accounted for using the equity method, are as follows:

Percent Beneficial Ownership as of December 31,	2000	1999	1998

Lear Furukawa Corporation	51%	51%	–%

Corporate Eagle Two, L.L.C.	50	50	50

Industrias Cousin Freres, S.L. (Spain)	50	50	50

SALBI, A.B. (Sweden)	50	50	50

Lear Motorola Integrated Solutions, L.L.C.	50	–	–

Lear — Donnelly Overhead Systems, L.L.C.	–	–	50

Sommer Masland U.K. Ltd.	–	–	50

Detroit Automotive Interiors, L.L.C.	49	49	49

JL Automotive, L.L.C.	49	–	–

Autoform Kunstoffteile GmbH (Germany)	–	49	49

North American Interiors, L.L.C.	–	49	–

Autoform Kunstoffteile GmbH & Co. KG (Germany)	–	48	48

NTTF Industries Ltd. (India)	46	46	–

Saturn Electronics Texas, L.L.C.	44	44	–

Interiores Automotrices Summa, S.A. de C.V. (Mexico)	40	40	40

Lear-Air International Holdings Pty Ltd. (Australia)	40	40	–

U.P.M. S.r.L. (Italy)	39	39	39

Total Interior Systems – America, L.L.C.	39	–	–

Markol Otomotiv Yan Sanayi Ve Ticaret A.S. (Turkey)	35	35	35

Pianfei Glass S.A. (Spain)	–	35	35

Jiangxi Jiangling Lear Interior Systems Co., Ltd. (China)	33	33	33

Guildford Kast Plastifol Dynamics, Ltd. (U.K.)	–	–	33

Precision Fabrics Group	29	29	29

Interni S.A. (Brazil)	25	25	25

The aggregate investment in affiliates was $71.5 million and $54.9 million at December 31, 2000 and 1999, respectively.

Summarized group financial information for affiliates accounted for under the equity method as of December 31, 2000 is as follows (unaudited, in millions):

December 31,	2000	1999

Balance sheet data:

Current assets	$161.9	$120.0

Non-current assets	102.9	88.9

Current liabilities	137.8	75.5

Non-current liabilities	35.3	41.2

Year Ended December 31,	2000	1999	1998

Income statement data:

Net sales	$630.9	$335.4	$579.4

Gross profit	75.6	44.1	80.0

Income (loss) before provision for income taxes	13.6	17.0	(.1)

Net income (loss)	8.0	11.7	(1.6)

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The Company had sales to affiliates of approximately $27.6 million, $32.0 million and $62.9 million for the years ended December 31, 2000, 1999 and 1998, respectively. Dividends of approximately $2.0 million, $1.8 million and $2.3 million were received by the Company for the years ended December 31, 2000, 1999 and 1998, respectively.

Lear Furukawa Corporation is accounted for under the equity method as shareholder resolutions require a two-thirds majority vote. Therefore, Lear does not control this affiliate.

During 2000, the Company sold its interests in North American Interiors, L.L.C., Pianfei Glass S.A., Autoform Kunstoffteile GmbH and Autoform Kunstoffteile GmbH & Co. KG. In addition, in April 2000, the Company contributed cash and computer equipment for a 49% interest in JL Automotive, L.L.C. In May 2000, the Company formed a joint venture with Motorola, Inc. to design integrated interior systems for Ford. In November 2000, the Company formed Total Interior Systems – America, a joint venture with Takashimaya Nippatsu Kogyo Co. Ltd. to supply seat systems for Toyota.

During 1999, the Company acquired Donnelly Corporation’s 50% interest in Lear – Donnelly Overhead Systems, L.L.C. (Note 3). In addition, during 1999, the Company sold its interest in Sommer Masland U.K. Ltd. and Guildford Kast Plastifol Dynamics, Ltd. (U.K.). Finally, during 1999, the Company contributed the equity of Lear Corporation Australia Pty Ltd. for a 40% interest in Lear-Air International Holdings Pty Ltd. (Australia). An outside party contributed capital for the remaining 60% interest in the holding company.

(8) Short-Term Borrowings

Lear utilizes uncommitted lines of credit to satisfy short-term working capital requirements. At December 31, 2000, the Company had unsecured lines of credit available from banks of approximately $219.3 million, subject to certain restrictions imposed by the primary credit facilities (Note 9). Weighted average interest rates on the outstanding borrowings at December 31, 2000 and 1999 were 7.3% and 6.6%, respectively.

(9) Long-Term Debt

Long-term debt is comprised of the following (in millions):

December 31,	2000	1999

Credit facilities	$1,173.9	$1,506.7

Other	97.8	145.7

	1,271.7	1,652.4

Less – Current Portion	155.6	63.6

	1,116.1	1,588.8

8.11% Senior Notes, due 2009	800.0	800.0

7.96% Senior Notes, due 2005	600.0	600.0

9.50% Subordinated Notes, due 2006	200.0	200.0

8.25% Subordinated Notes, due 2002	136.0	136.0

	1,736.0	1,736.0

Long-Term Debt	$2,852.1	$3,324.8

In connection with the acquisition of UT Automotive, the Company amended and restated its $2.1 billion revolving credit facility and entered into new revolving credit facilities. The Company's primary credit facilities consist of a $2.1 billion amended and restated revolving credit facility, which matures on September 30, 2001, a $500 million revolving credit facility, which matures on May 4, 2004, a $500 million term loan, with a final maturity of May 4, 2004, of which $50 million was repaid by the Company on October 31, 2000, the first scheduled amortization payment and $1.4 billion interim term loan.

The entire unpaid balance under the Company’s $2.1 billion amended and restated revolving credit facility will be payable on September 30, 2001. The Company has contracted to arrange and syndicate an amendment and restatement of the amended and

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

restated revolving credit facility which will extend the maturity of this facility for five years from the date of this amendment and restatement and reduce the availability thereunder to between $1.7 billion and $1.85 billion. The terms of the new revolving credit facility are expected to be substantially the same as the terms under the existing revolving credit facility, other than with respect to facility size, applicable interest rates and fees and certain required prepayments. The margin on the Eurodollar Loans will be increased to market rates per comparable credit facilities. At this time, it is expected that the applicable margin will be increased by .575% to .875%. In addition, in connection with the new credit facility, the Company also expects to amend its $500 million revolving credit facility and $500 million term loan. As a result of these amendments, the Company anticipates that the margin on Eurodollar Loans will be increased by .25%. The Company anticipates that it will be able to refinance these borrowings on a long-term basis. Accordingly, the $224 million outstanding under the amended and restated revolving credit facility at December 31, 2000 has been classified as long-term in the accompanying consolidated balance sheet.

On May 18, 1999, the Company issued $1.4 billion aggregate principal amount of senior notes, the proceeds of which was used to repay the interim term loan. The offering included $800 million in aggregate principal amount of ten-year notes bearing interest at an annual rate of 8.11% and $600 million in aggregate principal amount of six-year notes bearing interest at an annual rate of 7.96%. Interest on the senior notes is payable on May 15 and November 15 of each year. The senior notes were not registered under the Securities Act of 1933, as amended. In January 2000, the Company completed an exchange offer of the senior notes for substantially identical notes registered under the Securities Act of 1933, as amended.

The senior notes are senior unsecured obligations of the Company and rank pari passu in right of payment with all of the Company’s existing and future unsubordinated unsecured indebtedness. The Company’s obligations under the senior notes are guaranteed, on a joint and several basis, by certain of its domestic subsidiaries. The Company’s primary credit facilities are guaranteed by the same domestic subsidiaries that guarantee the Company’s obligations under the senior notes and are secured by the pledge of all or a portion of the capital stock of certain of its significant subsidiaries. Pursuant to the terms of the primary credit facilities, the guarantees and stock pledges shall be released when and if the Company achieves a certain leverage ratio or its senior long-term unsecured debt is at or above “BBB-” from Standard & Poor’s Ratings Group or at or above “Baa3” from Moody’s Investors Service, Inc. and certain other conditions are satisfied. In the event that any such subsidiary ceases to be a guarantor under the primary credit facilities, such subsidiary will be released as a guarantor of the senior notes. The Company may redeem all or part of either series of the senior notes, at its option, at any time, at the redemption price equal to the greater of (a) 100% of the principal amount of the notes to be redeemed or (b) the sum of the present values of the remaining scheduled payments of principal and interest thereon from the redemption date to the maturity date discounted to the redemption date on a semiannual basis at the applicable treasury rate plus 50 basis points, in each case, together with any interest accrued but not paid to the date of the redemption.

The primary credit facilities contain numerous restrictive covenants relating to the maintenance of certain financial ratios and to the management and operation of the Company. The covenants include, among other restrictions, limitations on indebtedness, guarantees, mergers, acquisitions, fundamental corporate changes, asset sales, investments, loans and advances, liens, dividends and other stock payments, transactions with affiliates and optional payments and modification of debt instruments. The Company anticipates that the new credit facility will contain operating and financial covenants similar to those in the existing primary credit facilities and will have the benefit of substantially similar subsidiary guarantees and collateral. The senior notes also contain covenants restricting the ability of the Company and its subsidiaries to incur liens and to enter into sale and leaseback transactions and restricting the ability of the Company to consolidate with, to merge with or into or to sell to or otherwise dispose of all or substantially all of its assets to any person.

As of December 31, 2000, the Company had $1.2 billion outstanding under the primary credit facilities and $56.1 million committed under outstanding letters of credit, resulting in approximately $1.8 billion unused and available. The weighted average interest across all currencies was approximately 7.6% and 6.6% at December 31, 2000 and 1999, respectively. Borrowings and repayments under the primary credit facilities were as follows (in millions):

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Year	Borrowings	Repayments

2000	$9,028.2	$9,336.0

1999	9,274.3	8,701.8

1998	3,994.8	3,677.8

Other senior debt at December 31, 2000 is principally made up of amounts outstanding under U.S. term loans, industrial revenue bonds and capital leases.

The 8.25% Subordinated Notes, due in 2002, require interest payments semi-annually on February 1 and August 1 and became callable at par on February 1, 1999. The 9.50% Subordinated Notes, due in 2006, require interest payments semi-annually on January 15 and July 15 and are callable at a premium beginning July 15, 2001. The indentures related to the Company’s subordinated debt restrict the Company’s ability to incur additional indebtedness, declare dividends, create liens, make investments and advances and sell assets.

The scheduled maturities of long-term debt at December 31, 2000 for the five succeeding years are as follows (in millions):

Year	Maturities

2001	$155.6

2002	263.9

2003	152.3

2004	576.2

2005	601.1

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

(10) National Income Taxes

A summary of income before provision for national income taxes and components of the provision for national income taxes is as follows (in millions):

Year Ended December 31,	2000	1999	1998

Income before provision for national income taxes, minority interests in consolidated subsidiaries and equity in net (income) loss of affiliates:

Domestic	$167.4	$208.0	$98.9

Foreign	316.8	235.0	115.9

	$484.2	$443.0	$214.8

Domestic provision for national income taxes:

Current provision	$76.6	$109.5	$72.7

Deferred –

Deferred provision (benefit)	9.0	(39.9)	(14.2)

Total domestic provision	85.6	69.6	58.5

Foreign provision for national income taxes:

Current provision	64.8	85.2	58.1

Deferred –

Deferred provision (benefit)	57.1	36.8	(17.4)

Benefit of previously unbenefitted net

operating loss carryforwards	(10.2)	(17.6)	(5.3)

	46.9	19.2	(22.7)

Total foreign provision	111.7	104.4	35.4

Provision for national income taxes	$197.3	$174.0	$93.9

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The differences between tax provisions calculated at the United States Federal statutory income tax rate of 35% and the consolidated national income tax provision are summarized as follows (in millions):

Year Ended December 31,	2000	1999	1998

Income before provision for national income taxes,

minority interests in consolidated subsidiaries and

equity in net (income) loss of affiliates multiplied

by the United States Federal statutory rate	$169.5	$155.1	$75.2

Differences between domestic and effective foreign tax rates	(47.7)	(22.4)	6.4

Net operating losses not tax benefited	52.5	49.0	14.3

Decrease in valuation allowance	—	—	(.3)

Foreign subsidiary basis adjustment	—	—	(13.9)

Amortization of goodwill	24.4	20.0	13.5

Utilization of net operating losses	(10.2)	(17.0)	(5.6)

Other	8.8	(10.7)	4.3

	$197.3	$174.0	$93.9

Deferred national income taxes represent temporary differences in the recognition of certain items for income tax and financial reporting purposes. The components of the net deferred national income tax (asset) liability are summarized as follows (in millions):

December 31,	2000	1999

Deferred national income tax liabilities:

Long-term asset basis differences	$162.4	$120.5

Deferred finance fees	.5	1.1

Recoverable customer engineering and tooling	58.7	48.8

Other	25.0	13.6

	$246.6	$184.0

Deferred national income tax assets:

Tax credit carryforwards	$(15.4)	$(28.2)

Tax loss carryforwards	(125.6)	(135.5)

Retirement benefit plans	(51.7)	(36.9)

Accruals	(16.8)	(81.0)

Self-insurance reserves	(7.0)	(22.6)

Asset valuations	(23.6)	(36.2)

Minimum pension liability	(.6)	(3.1)

Deferred compensation	(.3)	(2.7)

Other	—	(.3)

	(241.0)	(346.5)

Valuation allowance	125.5	98.1

	(115.5)	$(248.4)

Net deferred national income tax (asset) liability	$131.1	$(64.4)

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Deferred national income tax assets have been fully offset by a valuation allowance in certain foreign tax jurisdictions due to a history of operating losses. The classification of the net deferred national income tax (asset) liability is summarized as follows (in millions):

December 31,	2000	1999

Deferred national income tax assets:

Current	$(30.1)	$(126.8)

Long-term	(2.0)	(1.9)

Deferred national income tax liabilities:

Current	12.0	47.5

Long-term	151.2	16.8

Net deferred national income tax (asset) liability	$131.1	$(64.4)

Deferred national income taxes have not been provided on the undistributed earnings of the Company’s foreign subsidiaries as such amounts are either considered to be permanently reinvested or would not create any additional U.S. tax upon repatriation. The cumulative undistributed earnings at December 31, 2000 on which the Company had not provided additional national income taxes were approximately $434.0 million.

As of December 31, 2000, the Company had tax loss carryforwards of $373.6 million which relate to certain foreign subsidiaries. Of the total loss carryforwards, $185.3 million has no expiration and $188.3 million expires in 2001 through 2008.

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

In accordance with SFAS No. 132, “Employers’ Disclosure about Pension and Other Postretirement Benefits,” the following tables provide a reconciliation of the change in benefit obligation, the change in plan assets and the net amount recognized in the consolidated balance sheets (based on a September 30 measurement date, in millions):

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	Pension		Other Postretirement

December 31,	2000	1999	2000	1999

Change in benefit obligation:

Benefit obligation at beginning of year	$246.8	$223.8	$83.4	$70.9

Service cost	30.1	20.3	10.3	8.4

Interest cost	18.1	15.4	6.5	4.9

Amendments	8.3	4.6	.2	—

Actuarial (gain) loss	(7.5)	(15.7)	(2.4)	(1.6)

Acquisitions	1.9	6.7	—	4.2

Benefits paid	(11.3)	(10.9)	(2.1)	(4.5)

Curtailment gain	(.2)	(1.8)	(3.3)	(.1)

Translation adjustment	(4.7)	4.4	(.2)	1.2

Benefit obligation at end of year	$281.5	$246.8	$92.4	$83.4

Change in plan assets:

Fair value of plan assets at beginning of year	$171.7	$138.1	$—	$—

Actual return on plan assets	27.6	18.9	—	—

Employer contributions	29.9	14.6	2.1	4.5

Acquisitions	5.0	6.1	—	—

Benefits paid	(11.3)	(9.9)	(2.1)	(4.5)

Translation adjustment	(3.4)	3.9	—	—

Fair value of plan assets at end of year	$219.5	$171.7	$—	$—

Funded status	$(62.0)	$(75.1)	$(92.4)	$(83.4)

Unrecognized net actuarial (gain) loss	(25.1)	(3.0)	(17.2)	(13.9)

Unrecognized net transition (asset) obligation	(1.9)	(2.2)	23.7	25.9

Unrecognized prior service cost	35.1	30.3	(.9)	1.4

Net amount recognized	$(53.9)	$(50.0)	$(86.8)	$(70.0)

Amounts recognized in the consolidated balance sheets:

Prepaid benefit cost	$18.6	$12.9	$—	$—

Accrued benefit liability	(96.3)	(94.3)	(86.8)	(70.0)

Intangible asset	22.3	22.6	—	—

Deferred tax asset	.6	3.1	—	—

Accumulated other comprehensive income	.9	5.7	—	—

Net amount recognized	$(53.9)	$(50.0)	$(86.8)	$(70.0)

In 1999, the Company recognized a curtailment gain of approximately $1.8 million and $.1 million with respect to pension and other postretirement benefits, respectively, in conjunction with the employee terminations associated with the restructuring plan (Note 5).

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $149.4 million, $144.8 million and $52.1 million, respectively, at December 31, 2000, and $164.4 million, $158.2 million and $101.7 million, respectively, as of December 31, 1999.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Components of the Company’s net periodic benefit costs are as follows (in millions):

	Pension			Other Postretirement

December 31,	2000	1999	1998	2000	1999	1998

Components of net periodic benefit cost:

Service cost	$30.1	$20.3	$14.8	$10.3	$8.4	$4.8

Interest cost	18.1	15.4	13.9	6.5	4.9	4.7

Expected return on plan assets	(14.1)	(11.2)	(10.8)	—	—	—

Amortization of actuarial (gain) loss	(.2)	.4	(.2)	(1.3)	(1.2)	(1.2)

Amortization of transition (asset) obligation	(.3)	(.4)	(.4)	1.8	1.8	1.7

Amortization of prior service cost	2.9	2.4	2.3	.1	(.2)	(.4)

Curtailment (gain) loss	—	(.8)	—	(1.0)	.1	—

Net periodic benefit cost	$36.5	$26.1	$19.6	$16.4	$13.8	$9.6

The actuarial assumptions used in determining the funded status information and net periodic benefit cost information shown above were as follows:

	Pension			Other Postretirement

December 31,	2000	1999		2000	1999

Weighted-average assumptions:

Discount rate:

Domestic plans	8%	7¾	%	8%	7¾ %

Foreign plans	6½-7%	5½-7%		7%	7%

Expected return on plan assets:

Domestic plans	9¼ %	8¼	%	N/A	N/A

Foreign plans	7%	7%		N/A	N/A

Rate of compensation increase:

Domestic plans	5%	5¼	%	N/A	N/A

Foreign plans	3½-4½ %	3-4½	%	N/A	N/A

For measurement purposes, domestic health care costs were assumed to increase 7 1/2% in 2001, grading down over time to 5 1/2% in 5 years. Foreign health care costs were assumed to increase 6% in 2001, grading down over time to 4.7% in 16 years.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement plans. A 1% rise in the assumed rate of healthcare cost increases each year would increase the postretirement benefit obligation as of December 31, 2000 by $15.2 million and increase the postretirement net periodic benefit cost by $3.4 million for the year ended December 31, 2000.

The Company also sponsors defined contribution plans and participates in government sponsored programs in certain foreign countries. Contributions are determined as a percentage of each covered employee’s salary. The Company also participates in multi-employer pension plans for certain of its hourly employees and contributes to those plans based on collective bargaining agreements. The aggregate cost of the defined contribution and multi-employer pension plans charged to income was $22.9 million, $14.3 million and $12.1 million for the years ended December 31, 2000, 1999 and 1998, respectively.

(12) Commitments and Contingencies

The Company is involved in certain legal actions and claims arising in the ordinary course of business. The Company does not believe that these matters, either individually or in the aggregate, will have a material adverse effect on the Company’s consolidated financial position or future results of operations.

The Company is subject to local, state, federal and foreign laws, regulations and ordinances, which govern activities or operations that may have adverse environmental effects and which impose liability for the costs of cleaning up certain damages

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

resulting from past spills, disposal or other releases of hazardous wastes and environmental compliance. The Company’s policy is to comply with all applicable environmental laws and to maintain procedures to ensure compliance. However, the Company has been, and in the future may become, the subject of formal or informal enforcement actions or procedures. The Company has been named as a potentially responsible party at certain third party landfill sites and is engaged in the cleanup of hazardous wastes at certain sites it owns, leases or operates, including certain properties acquired in the UT Automotive acquisition. Certain present and former properties of UT Automotive are subject to environmental liabilities, which may be significant. The Company obtained certain agreements and indemnities with respect to possible environmental liabilities from United Technologies Corporation in connection with the acquisition of UT Automotive. While the Company does not believe that the environmental liabilities associated with its properties will have a material adverse effect on its business, consolidated financial position or future results of operations, no assurances can be given in this regard.

Approximately 100,000 of the Company’s employees worldwide are subject to collective bargaining agreements. Relationships with all unions are good, and management does not anticipate any difficulties with respect to the agreements.

Lease commitments at December 31, 2000 under noncancellable operating leases with terms exceeding one year are as follows (in millions):

2001	$57.0

2002	48.4

2003	40.3

2004	37.4

2005	31.0

2006 and thereafter	90.0

Total	$304.1

The Company’s operating leases cover principally buildings and transportation equipment. Rent expense incurred under all operating leases and charged to operations was $99.4 million, $56.2 million and $60.6 million for the years ended December 31, 2000, 1999 and 1998, respectively.

(13) Stock Option Plans

The Company has four plans under which it has issued stock options, the 1992 Stock Option Plan, the 1994 Stock Option Plan, the 1996 Stock Option Plan and the Long-Term Stock Incentive Plan. Options issued to date under these plans generally vest over a three-year period and expire ten years from the original plan date.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

A summary of options transactions during each of the three years in the period ended December 31, 2000 is shown below:

	Stock Options	Price Range

Outstanding at December 31, 1997	2,786,498	$1.29 - $37.25

Granted	880,350	$54.22

Expired or cancelled	(84,378)	$19.26 - $54.22

Exercised	(320,379)	$1.29 - $37.25

Outstanding at December 31,1998	3,262,091	$5.00 - $54.22

Granted	1,059,350	$39.00

Expired or cancelled	(307,299)	$5.00 - $54.22

Exercised	(415,416)	$5.00 - $37.25

Outstanding at December 31, 1999	3,598,726	$5.00 - $54.22

Granted	2,083,500	$20.25 - $23.56

Expired or cancelled	(282,873)	$5.00 - $54.22

Exercised	(306,952)	$5.00 - $33.00

Outstanding at December 31, 2000	5,092,401	$5.00 - $54.22

The following table summarizes information about options outstanding as of December 31, 2000:

Range of exercise prices	$ 5.00	$11.63 – 19.26	$20.25 – 25.53	$30.25 – 42.75	$ 54.22

Number outstanding	274,805	265,658	2,103,588	1,743,400		704,950

Weighted average:

Remaining contractual life

(years)	1.15	3.19	8.98	7.22		7.38

Exercise price	$5.00	$15.37	$22.10	$37.41		$54.22

Options exercisable:

Number exercisable	274,805	265,658	92,038	753,850		—

Weighted average exercise

price	$5.00	$15.37	$23.90	$35.33	$	N/A

The Long-Term Stock Incentive Plan also permits the grants of stock appreciation rights, restricted stock, restricted units, performance shares and performance units (collectively “Incentive Units”) to officers and other key employees of the Company. As of December 31, 2000, the Company had outstanding Incentive Units convertible into a maximum of 267,796 shares of common stock of the Company, of which 112,665 shares are at no cost to the employee and 155,131 shares are at a weighted average cost to the employee of $23.81. Total compensation expense under these plans was $2.1 million, $1.2 million and $1.5 million for the years ended December 31, 2000, 1999 and 1998, respectively.

Pro Forma

At December 31, 2000 the Company had several stock option plans, which are described above. The Company applies APB Opinion 25 and related Interpretations in accounting for its stock option plans. Accordingly, compensation cost was calculated as the difference between the exercise price of the option and the market value of the stock at the date the option was granted. If compensation cost for the Company’s stock option plans was determined based on the fair value at the grant dates consistent with the method prescribed in SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated below (unaudited, in millions, except per share data).

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	2000	1999	1998

As Reported

Net income	$274.7	$257.1	$115.5

Basic net income per share	4.21	3.84	1.73

Diluted net income per share	4.17	3.80	1.70

Pro Forma

Net income	$260.1	$246.7	$107.9

Basic net income per share	3.99	3.69	1.61

Diluted net income per share	3.95	3.64	1.59

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998: expected dividend yields of 0.0% and expected lives of 10 years. The risk-free interest rates used were 8.00% in 2000, 7.75% in 1999 and 6.75% in 1998. The expected volatility used was 37.75% in 2000, 34.8% in 1999 and 33.9% in 1998.

(14) Segment Reporting

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

The Company is organized based on customer-focus and geographic divisions. Each division reports their results from operations and makes requests for capital expenditures directly to the chief operating decision-making group. This group is comprised of the President & Chief Executive Officer, the Vice-Chairman and the Chief Financial Officer. Under this organizational structure, the Company’s operating segments have been aggregated into one reportable segment. This aggregated segment consists of ten divisions, each with separate management teams and infrastructures dedicated to providing complete automotive interiors to its respective automotive OEM customers. Each of the Company’s ten divisions demonstrate similar economic performance, mainly driven by automobile production volumes in the geographic regions in which they operate. Also, each division operates in the competitive “Tier 1” automotive supplier environment and is continually working with its customers to manage costs without sacrificing quality. The Company’s manufacturing facilities generally use just-in-time manufacturing techniques to produce and distribute their automotive interior products. These techniques include maintaining constant computer and other communication connections between personnel at the Company’s plants and personnel at the customers’ plants to keep production current with the customers’ demand. The Other category includes the corporate office, geographic headquarters, technology division and elimination of intercompany activities, none of which meet the requirements of being classified as an operating segment.

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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The following table presents revenues and other financial information by business segment (in millions):

	2000

	Automotive
	Interiors	Other	Consolidated

Revenues	$14,008.1	$64.7	$14,072.8

EBITA	1,060.1	(134.8)	925.3

Depreciation	296.5	5.8	302.3

Capital Expenditures	300.5	21.8	322.3

Total assets	5,699.0	2,676.5	8,375.5

	1999

	Automotive
	Interiors	Other	Consolidated

Revenues	$12,386.2	$42.6	$12,428.8

EBITA	912.1	(122.2)	789.9

Depreciation	253.7	10.6	264.3

Capital Expenditures	382.2	9.2	391.4

Total assets	5,650.0	3,067.6	8,717.6

	1998

	Automotive
	Interiors	Other	Consolidated

Revenues	$9,050.4	$9.0	$9,059.4

EBITA	537.1	(145.7)	391.4

Depreciation	161.2	9.3	170.5

Capital Expenditures	307.2	44.2	351.4

Total assets	3,812.5	1,864.8	5,677.3

The following table presents revenues and long-lived assets for each of the geographic areas in which the Company operates (in millions):

	2000	1999	1998

Revenues:

United States	$7,060.4	$6,084.3	$4,413.7

Canada	1,549.5	1,612.0	957.8

Germany	1,392.7	1,416.3	1,345.8

Other countries	4,070.2	3,316.2	2,342.1

Total	$14,072.8	$12,428.8	$9,059.4

	2000	1999	1998

Long-lived assets:

United States	$1,197.8	$1,274.3	$705.0

Canada	85.1	82.2	82.9

Germany	146.0	184.0	132.6

Other countries	685.0	659.3	392.9

Total	$2,113.9	$2,199.8	$1,313.4

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

A majority of the Company’s consolidated revenues are from four automotive manufacturing companies. The following is a summary of the percentage of revenues from major customers:

Year Ended December 31,	2000	1999	1998

General Motors Corporation	32%	29%	26%

Ford Motor Company	28	27	23

DaimlerChrysler	13	13	14

Fiat S.p.A	5	6	8

In addition, a significant portion of the remaining revenues are from the above automotive manufacturing companies through various other automotive suppliers or to affiliates of these automobile manufacturing companies.

(15) Financial Instruments

The Company hedges certain foreign currency risks through the use of forward foreign exchange contracts and options. Such contracts are generally deemed as, and are effective as, hedges of the related transactions. As such, gains and losses from these contracts are deferred and are recognized on the settlement date, consistent with the related transactions. The Company contracted to exchange notional United States dollar equivalent principal amounts of $310 million as of December 31, 2000 and $217.4 million as of December 31, 1999. All contracts outstanding as of December 31, 2000 mature in 2001. The deferred loss on such contracts as of December 31, 2000 and 1999 was $1.8 million and $1.3 million, respectively.

The carrying values of the Company’s senior and subordinated notes vary from the fair values of these instruments. The fair values were determined by reference to market prices of the securities in recent public transactions. As of December 31, 2000 and 1999, the aggregate carrying value of the Company’s senior notes was $1.4 billion compared to an estimated fair value of $1.3 billion. As of December 31, 2000 and 1999, the aggregate carrying value of the Company’s subordinated notes was $336.0 million compared to an estimated fair value of $326.6 million and $334.2 million, respectively. The carrying value of the Company’s other senior indebtedness approximates its fair value, which was determined based on rates currently available to the Company for similar borrowings with like maturities.

The Company uses interest rate swap contracts to hedge against interest rate risks in future periods. As of December 31, 2000, the Company had entered into swap contracts with an aggregate notional value of $642 million with maturities not exceeding three years. Pursuant to each of the contracts, the Company will make payments calculated at a fixed base rate of between 4.7% and 7.1% of the notional value and will receive payments calculated at the Libor rate. This effectively fixes the Company’s interest rate on the portion of the indebtedness under the primary credit facilities covered by the contracts. The fair value of these contracts as of December 31, 2000 was a negative $7.4 million.

Several of the Company’s European subsidiaries factor their accounts receivable with financial institutions subject to limited recourse provisions. The amount of such factored receivables, which is not included in accounts receivable in the consolidated balance sheets at December 31, 2000 and 1999, was approximately $212.1 million and $189.7 million, respectively.

In November 2000, the Company and several of its U.S. subsidiaries each entered into a receivables-backed securitization financing agreement. The permitted outstanding draws may vary based upon the amount of eligible receivables, as defined under each agreement. The financing agreements currently provide for a maximum of $300 million to be drawn on a committed basis for 364 days. Proceeds from any draw under the agreements will be used to reduce outstanding loans under the Company’s bank credit facilities. All draws under the agreements bear interest at a variable rate based on commercial paper rates. As of December 31, 2000, the Company had not yet funded under the agreements.

During 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. It requires all derivative instruments to be recorded in the balance sheet at their fair value. Changes in the fair value of derivatives are required to be recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction. The effects of adoption will not be significant.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

(16) Quarterly Financial Data

Thirteen Weeks Ended

	April 1,	July 1,	September 30,	December 31,
(Unaudited, in millions, except per share data)	2000	2000	2000	2000

Net sales	$3,805.1	$3,761.4	$3,144.1	$3,362.2

Gross profit	357.0	407.0	299.8	386.3

Net income	62.0	101.7	38.6	72.4

Basic net income per share	.94	1.54	.60	1.13

Diluted net income per share	.93	1.53	.59	1.12

Thirteen Weeks Ended

	April 3,	July 3,	October 2,	December 31,
(Unaudited, in millions, except per share data)	1999	1999	1999	1999

Net sales	$2,687.2	$3,233.6	$3,046.7	$3,461.3

Gross profit	218.7	339.2	304.9	406.4

Net income	50.3	74.8	39.3	92.7

Basic net income per share	.75	1.12	.59	1.38

Diluted net income per share	.75	1.10	.58	1.37

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements

	December 31, 2000

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

			(In millions)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$7.1	$8.2	$83.5	$—	$98.8

Accounts receivable, net	92.2	446.7	1,100.1	—	1,639.0

Inventories	11.5	209.3	318.0	—	538.8

Recoverable customer engineering and tooling	48.1	33.7	191.4	—	273.2

Other	109.1	76.4	92.7	—	278.2

Total current assets	268.0	774.3	1,785.7	—	2,828.0

LONG-TERM ASSETS:

Property, plant and equipment, net	122.2	633.8	1,135.3	—	1,891.3

Goodwill, net	117.9	1,228.4	1,920.3	—	3,266.6

Investment in subsidiaries	2,395.3	1,670.5	—	(4,065.8)	—

Other	240.2	50.6	98.8	—	389.6

Total long-term assets	2,875.6	3,583.3	3,154.4	(4,065.8)	5,547.5

	$3,143.6	$4,357.6	$4,940.1	$(4,065.8)	$8,375.5

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Short-term borrowings	$56.5	$—	$15.9	$—	$72.4

Accounts payable and drafts	195.8	630.6	1,347.6	—	2,174.0

Accrued liabilities	179.0	365.0	425.6	—	969.6

Current portion of long-term debt	150.0	.7	4.9	—	155.6

Total current liabilities	581.3	996.3	1,794.0	—	3,371.6

LONG-TERM LIABILITIES:

Long-term debt	2,762.0	9.5	80.6	—	2,852.1

Intercompany accounts, net	(2,029.8)	2,277.7	(247.9)	—	—

Other	229.2	171.6	150.2	—	551.0

Total long-term liabilities	961.4	2,458.8	(17.1)	—	3,403.1

STOCKHOLDERS’ EQUITY	1,600.9	902.5	3,163.2	(4,065.8)	1,600.8

	$3,143.6	$4,357.6	$4,940.1	$(4,065.8)	$8,375.5

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	December 31, 1999

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

			(In millions)
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	For the Year Ended December 31, 2000

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

			(In millions)
Net sales	$899.2	$6,195.3	$8,750.9	$(1,772.6)	$14,072.8

Cost of sales	853.2	5,510.6	8,031.5	(1,772.6)	12,622.7

Selling, general and administrative expenses	227.7	82.2	214.9	—	524.8

Restructuring and other charges (credits)	4.5	—	(4.5)	—	—

Amortization of goodwill	6.0	37.2	46.7	—	89.9

Operating income (loss)	(192.2)	565.3	462.3	—	835.4

Interest expense	78.4	209.0	28.8	—	316.2

Intercompany charges, net	(250.9)	246.1	4.8	—	—

Other (income) expense, net	21.1	(35.0)	48.9	—	35.0

Income (loss) before provision (credit) for national income taxes, minority interests in consolidated subsidiaries, and equity in net (income) loss of affiliates and subsidiaries	(40.8)	145.2	379.8	—	484.2

Provision (credit) for national income taxes	(22.2)	71.9	147.6	—	197.3

Minority interests in consolidated subsidiaries	6.4	—	7.5	—	13.9

Equity in net (income) loss of affiliates	(.6)	(3.9)	2.8	—	(1.7)

Equity in net income of subsidiaries	(299.1)	(96.3)	—	395.4	—

Net income	$274.7	$173.5	$221.9	$(395.4)	$274.7

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	For the Year Ended December 31, 1999

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

			(In millions)
Net sales	$1,147.4	$4,606.0	$9,096.0	$(2,420.6)	$12,428.8

Cost of sales	1,069.4	4,099.1	8,411.7	(2,420.6)	11,159.6

Selling, general and administrative expenses	174.7	41.7	267.3	—	483.7

Restructuring and other charges (credits)	(1.4)	.8	(3.8)	—	(4.4)

Amortization of goodwill	3.7	26.1	46.8	—	76.6

Operating income (loss)	(99.0)	438.3	374.0	—	713.3

Interest expense	81.0	134.7	19.4	—	235.1

Intercompany charges, net	(293.4)	220.9	72.5	—	—

Other (income) expense, net	(13.9)	(45.9)	95.0	—	35.2

Income (loss) before provision (credit) for national income taxes, minority interests in consolidated subsidiaries, and equity in net (income) loss of affiliates and subsidiaries	127.3	128.6	187.1	—	443.0

Provision (credit) for national income taxes	34.3	63.2	76.5	—	174.0

Minority interests in consolidated subsidiaries	—	.5	7.1	—	7.6

Equity in net (income) loss of affiliates	3.4	3.9	(3.0)	—	4.3

Equity in net income of subsidiaries	(167.5)	(99.3)	—	266.8	—

Net income	$257.1	$160.3	$106.5	$(266.8)	$257.1

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	For the Year Ended December 31, 1998

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

			(In millions)
Net sales	$1,213.9	$3,908.2	$5,672.2	$(1,734.9)	$9,059.4

Cost of sales	1,210.4	3,407.5	5,315.0	(1,734.9)	8,198.0

Selling, general and administrative expenses	122.6	40.0	174.4	—	337.0

Restructuring and other charges	15.7	8.3	109.0	—	133.0

Amortization of goodwill	4.2	19.8	25.2	—	49.2

Operating income (loss)	(139.0)	432.6	48.6	—	342.2

Interest expense	35.2	47.5	27.8	—	110.5

Intercompany charges, net	(161.1)	133.6	27.5	—	—

Other (income) expense, net	4.5	(13.4)	25.8	—	16.9

Income (loss) before provision (credit) for national income taxes, minority interests in consolidated subsidiaries and equity in net income of affiliates and subsidiaries	(17.6)	264.9	(32.5)	—	214.8

Provision (credit) for national income taxes	(6.0)	91.7	8.2	—	93.9

Minority interests in consolidated subsidiaries	—	(.5)	7.4	—	6.9

Equity in net income of affiliates	(1.5)	—	—	—	(1.5)

Equity in net income of subsidiaries	(125.6)	(4.7)	—	130.3	—

Net income	$115.5	$178.4	$(48.1)	$(130.3)	$115.5

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	For the Year Ended December 31, 2000

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

	(In millions)
Net Cash Provided by Operating

Activities	$(23.8)	$328.9	$448.0	$—	$753.1

Cash Flows from Investing Activities:

Additions to property, plant and equipment	(33.0)	(83.2)	(206.1)	—	(322.3)

Cost of acquisitions, net of cash acquired	—	—	(11.8)	—	(11.8)

Proceeds from disposition of business/facilities	—	97.7	19.2	—	116.9

Other, net	—	0.3	(8.2)	—	(7.9)

Net cash used in investing activities	(33.0)	14.8	(206.9)	—	(225.1)

Cash Flows from Financing Activities:

Long-term revolving credit borrowings, net	(161.6)	—	(146.2)	—	(307.8)

Other long-term debt borrowings, net	(31.1)	(0.2)	(24.9)	—	(56.2)

Short-term borrowings, net	(22.1)	—	(10.0)	—	(32.1)

Change in intercompany accounts	370.5	(287.8)	(82.7)	—	—

Proceeds from sale of common stock, net	2.1	—	—	—	2.1

Purchase of treasury stock, net	(77.9)	—	—	—	(77.9)

Increase (decrease) in drafts	(16.9)	(55.3)	19.6	—	(52.6)

Other, net	0.7	—	—	—	0.7

Net cash used in financing activities	63.7	(343.3)	(244.2)	—	(523.8)

Effect of foreign currency translation	—	(0.9)	(11.4)	—	(12.3)

Net Change in Cash and Cash Equivalents	6.9	(0.5)	(14.5)	—	(8.1)

Cash and Cash Equivalents at Beginning of Period	0.2	8.7	98.0	—	106.9

Cash and Cash Equivalents at End of Period	$7.1	$8.2	$83.5	$—	$98.8

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	For the Year Ended December 31, 1999

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

	(In millions)
Net Cash Provided by Operating

Activities	$218.2	$360.2	$(18.1)	$—	$560.3

Cash Flows from Investing Activities:

Additions to property, plant and equipment	(56.4)	(76.8)	(258.2)	—	(391.4)

Cost of acquisitions, net of cash acquired	—	(2,296.4)	(182.2)	—	(2,478.6)

Proceeds from disposition of business segment	—	310.0	—	—	310.0

Other, net	2.0	3.4	16.4	—	21.8

Net cash used in investing activities	(54.4)	(2,059.8)	(424.0)	—	(2,538.2)

Cash Flows from Financing Activities:

Senior notes	1,400.0	—	—	—	1,400.0

Long-term revolving credit borrowings, net	560.8	—	—	—	560.8

Other long-term debt borrowings, net	(27.7)	6.1	(5.0)	—	(26.6)

Short-term borrowings, net	23.6	—	(6.3)	—	17.3

Change in intercompany accounts	(2,094.4)	1,615.0	479.4	—	—

Proceeds from sale of common stock, net	7.7	—	—	—	7.7

Purchase of treasury stock, net	(15.2)	—	—	—	(15.2)

Increase (decrease) in drafts	10.2	83.2	25.4	—	118.8

Other, net	(24.8)	—	—	—	(24.8)

Net cash provided by financing activities	(159.8)	1,704.3	493.5	—	2,038.0

Effect of foreign currency translation	—	1.4	15.4	—	16.8

Net Change in Cash and Cash Equivalents	4.0	6.1	66.8	—	76.9

Cash and Cash Equivalents at Beginning of Period	(3.8)	2.6	31.2	—	30.0

Cash and Cash Equivalents at End of Period	$.2	$8.7	$98.0	$—	$106.9

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	For the Year Ended December 31, 1998

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

	(In millions)
Net Cash Provided by Operating Activities	$47.5	$295.8	$(57.9)	$—	$285.4

Cash Flows from Investing Activities:

Additions to property, plant and equipment	(69.5)	(59.5)	(222.4)	—	(351.4)

Acquisitions	(89.6)	—	(238.6)	—	(328.2)

Other, net	2.6	—	(.8)	—	1.8

Net cash used in investing activities	(156.5)	(59.5)	(461.8)	—	(677.8)

Cash Flows from Financing Activities:

Long-term revolving credit borrowings, net	365.1	—	(48.1)	—	317.0

Other long-term debt borrowings, net	46.2	(1.8)	13.9	—	58.3

Short-term borrowings, net	27.4	—	15.8	—	43.2

Proceeds from sale of common stock, net	3.4	—	—	—	3.4

Purchase of treasury stock, net	(18.2)	—	—	—	(18.2)

Decrease in drafts	(.1)	12.6	(32.4)	—	(19.9)

Change in intercompany accounts	(318.0)	(257.4)	575.4	—	—

Net cash provided by financing activities	105.8	(246.6)	524.6	—	383.8

Effect of foreign currency translation	—	6.9	18.8	—	25.7

Net Change in Cash and Cash Equivalents	(3.2)	(3.4)	23.7	—	17.1

Cash and Cash Equivalents at Beginning
of Period	(.6)	6.0	7.5	—	12.9

Cash and Cash Equivalents at End of Period	$(3.8)	$2.6	$31.2	$—	$30.0

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

      Basis of Presentation- In connection with the acquisition of UT Automotive, Inc., a wholly-owned subsidiary of United Technologies Corporation (“UT Automotive”)(see Notes 3 and 9), the Company issued $1.4 billion in securities, which consist of $600 million aggregate principal amount of 7.96% Senior Notes due May 15, 2005 and $800 million aggregate principal amount of 8.11% Senior Notes due May 15, 2009. Certain of the Company’s domestic wholly-owned subsidiaries (the “Guarantors”) irrevocably and unconditionally fully guaranteed on a joint and several basis the punctual payment when due, whether at stated maturity, by acceleration or otherwise, all of the Company’s obligations under the senior notes indenture, including the company’s obligations to pay principal, premium, if any, and interest with respect to the senior notes. The Guarantors on the date of the indenture were Lear Operations Corporation and Lear Corporation Automotive Holdings (formerly, UT Automotive). Effective May 2, 2000, Lear Seating Holdings Corp. #50 and Lear Corporation EEDS and Interiors became Guarantors under the indenture governing the senior notes. In lieu of providing separate audited financial statements for the Guarantors, the Company has included the audited consolidating condensed financial statements on pages 56 to 63. All supplemental guarantor condensed consolidating financial statements reflect Lear Operation Corporation, Lear Corporation Automotive Holdings, Lear Seating Holdings Corp. #50 and Lear Corporation EEDS and Interiors as Guarantors for all periods presented. Management does not believe that separate financial statements of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented.

      Distributions — There are no significant restrictions on the ability of the Guarantors to make distributions to the Company.

      Selling, General and Administrative Expenses — During 2000, 1999 and 1998, the Parent allocated $73.4 million, $62.2 million and $64.5 million, respectively, of corporate selling, general and administrative expenses to its operating subsidiaries. The allocations were based on various factors which estimate usage of particular corporate functions, and in certain instances, other relevant factors were used, such as the revenues or headcount of the Company’s subsidiaries.

      Long-term debt of the Parent and the Guarantors — Long-term debt of the Parent and the Guarantors on a combined basis consisted of the following at December 31 (in millions):

	2000	1999

Senior Notes	$1,400.0	$1,400.0

Credit agreement	1,107.0	1,275.1

Other long-term debt	79.2	104.0

Subordinated notes	336.0	336.0

	2,922.2	3,115.1

Less current portion	(150.7)	(50.2)

	$2,771.5	$3,064.9

      The obligations of foreign subsidiary borrowers under the primary credit facilities are guaranteed by the Parent.

      For a more detailed description of the above indebtedness, see Note 9 to the Consolidated Financial Statements.

      Aggregate minimum principal payment requirements on long-term debt of the Parent and the Guarantors, including capital lease obligations, in each of the five years subsequent to December 31, 2000 are as follows:

Year	Maturities

2001	$150.7

2002	261.0

2003	150.0

2004	575.0

2005	600.0

Report of Independent Public Accountants

To Lear Corporation:

      We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of LEAR CORPORATION AND SUBSIDIARIES (“the Company”) included in this Form 10-K, and have issued our report thereon dated January 26, 2001. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule on page 66 is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Detroit, Michigan
January 26, 2001.

LEAR CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In millions)

	Balance at				Balance
	Beginning			Other	at End
	of Period	Additions	Retirements	Changes	of Period

FOR THE YEAR ENDED DECEMBER 31, 1998:

Valuation of accounts deducted from related assets:

Allowance for doubtful accounts	$14.7	$8.4	$(5.8)	$(1.3)	$16.0

Reserve for unmerchantable inventories	12.4	8.0	(5.6)	.1	14.9

Restructuring reserves	—	133.0	(41.7)	—	91.3

	$27.1	$149.4	$(53.1)	$(1.2)	$122.2

FOR THE YEAR ENDED DECEMBER 31, 1999:

Valuation of accounts deducted from related assets:

Allowance for doubtful accounts	$16.0	$15.0	$(15.0)	$2.3	$18.3

Reserve for unmerchantable inventories	14.9	18.7	(14.9)	15.7	34.4

Restructuring reserves	91.3	—	(54.7)	(4.4)	32.2

	$122.2	$33.7	$(84.6)	$13.6	$84.9

FOR THE YEAR ENDED DECEMBER 31, 2000:

Valuation of accounts deducted from related assets:

Allowance for doubtful accounts	$18.3	$11.8	$(4.7)	$3.2	$28.6

Reserve for unmerchantable inventories	34.4	3.8	(11.2)	(1.4)	25.6

Restructuring reserves	32.2	4.5	(20.7)	(4.5)	11.5

	$84.9	$20.1	$(36.6)	$(2.7)	$65.7

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

      There has been no disagreement between the management of the Company and the Company’s accountants on any matter of accounting principles or practices or financial statement disclosures.

PART III

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      Incorporated by reference from the Proxy Statement sections entitled “Election of Directors” and “Director and Beneficial Ownership.”

EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth the names, ages and positions of our executive officers. Each executive officer is elected annually by our Board and serves at the pleasure of our Board and our Chief Executive Officer.

Name	Age	Position

Randall J. Carron	45	Senior Vice President – Customer Focus Group

Douglas G. DelGrosso	39	Senior Vice President – Product Focus Group

Charles E. Fisher	47	Vice President and President – DaimlerChrysler Division

Cameron C. Hitchcock	39	Vice President and Treasurer

Roger A. Jackson	54	Senior Vice President – Human Resources

James C. Masters	43	President – VisionWorks Division

Joseph F. McCarthy	57	Vice President, Secretary and General Counsel

D. William Pumphrey	41	President – Electronic and Electrical Division

Robert E. Rossiter	55	President and Chief Executive Officer and Director

Louis R. Salvatore	45	Vice President and President – Ford Division

Frank B. Sovis	39	President – Interior Systems Division

Donald J. Stebbins	43	Senior Vice President and Chief Financial Officer

James H. Vandenberghe	51	Vice Chairman of the Board

David C. Wajsgras	41	Vice President and Controller

Kenneth L. Way	61	Chairman of the Board

Paul J. Zimmer	42	President – Seating Systems Division

      Set forth below is a description of the business experience of each of our executive officers.

Randall J. Carron	Mr. Carron is our Senior Vice President – Customer Focus Group, a position he has held since October 2000. Previously, he was our Senior Vice President and President – International Operations, since May 1999, our Vice President and President – APO and ISG Operations (Europe) since December 1998, our President – Far Eastern Operations since May 1997, our Vice President Operations – GM Division since April 1997 and our Vice President Sales – GM Division since November 1995. Mr. Carron served as our Sales Manager – GM Business Unit from April 1993 to February 1994 and as our Director of Sales – GM Business Unit from February 1994 to November 1995.

Douglas G. DelGrosso	Mr. DelGrosso is our Senior Vice President – Product Focus Group, a position he has held since October 2000. Previously, he was Senior Vice President and President – North American and South American Operations, since May 1999, our Senior Vice President – Interior Systems Group and Seat Trim Division since January 1999, our Vice President and President – GM Division since May 1997 and our Vice President and President – Chrysler Division since December 1995. Mr. DelGrosso served as Vice President Operations – GM

Business Unit from April 1995 to December 1995 and served as Director Engineering – GM Business Unit from February 1994 to April 1995.

Charles E. Fisher	Mr. Fisher is our Vice President and President – DaimlerChrysler Division, a position he has held since October 2000. Previously, he was our Vice President and President – Ford Division since January 1999 and Vice President and President – Chrysler Division since May 1997. Mr. Fisher served as Vice President – Purchasing from May 1989 to September 1996 and as Vice President – Marketing and Sales from October 1996 to May 1997.

Cameron C. Hitchcock	Mr. Hitchcock is our Vice President and Treasurer, a position he has held since November 1999. Previously, Mr. Hitchcock served as Treasurer for Dean Foods Company from March 1997 to October 1999 and was Vice President – Corporate Finance for Deutsche Morgan Grenfell from May 1993 to 1997.

Roger A. Jackson	Mr. Jackson is our Senior Vice President – Human Resources, a position he has held since October 1995. Previously, he served as Vice President – Human Resources for Allen Bradley, a wholly-owned subsidiary of Rockwell International, since 1991. Mr. Jackson was employed by Rockwell International or one of its subsidiaries from December 1977 to September 1995.

James C. Masters	Mr. Masters is our President – VisionWorks Division, a position he has held since January 1999. He also serves as Technical Director for our Motorsports Division, a position he has held since 1997. Previously, Mr. Masters served as our Vice President of Advanced Technology from August 1997 to December 1998 and as our Director of Advanced Product Development from May 1995 to August 1997.

Joseph F. McCarthy	Mr. McCarthy is our Vice President, Secretary and General Counsel, a position that he has held since April 1994. Prior to joining Lear, Mr. McCarthy served as Vice President – Legal and Secretary for both Hayes Lemmerz International, Inc. (f/k/a Hayes Wheels International, Inc.) and Kelsey-Hayes Company.

D. William Pumphrey	Mr. Pumphrey is our President – Electronic and Electrical Division, a position he has held since August 1999. Mr. Pumphrey also served as Vice President – Sales and Marketing for our Chrysler Division from May 1999 to August 1999. From October 1991 to May 1999, Mr. Pumphrey worked at United Technologies Automotive in such positions as Manager of Business Strategy and Development, Program Manager, and Vice President of the DaimlerChrysler Customer Team.

Robert E. Rossiter	Mr. Rossiter is our President and Chief Executive Officer, a position he has held since October 2000 and he has been a director of Lear since 1988. Previously, he served as our President and Chief Operating Officer since November 1998 and as our Chief Operating Officer – International Operations from April 1997 to November 1998. He also served as our President from 1984 until the present and as our Chief Operating Officer from 1988 to April 1997.

Louis R. Salvatore	Mr. Salvatore is our Vice President and President – Ford Division, a position he has held since October 2000. Previously, he was our Vice President and President – DaimlerChrysler Division since November 1998, our Vice President Global Purchasing since September 1996. Mr. Salvatore served as Vice President of Procurement for MTD Products, Inc. for 2 years and as a director for Ford Motor Company for fourteen years.

Frank B. Sovis	Mr. Sovis is our President – Interior Systems Division, a position he has held since February 2000. Mr. Sovis also served as our Vice President – North American Operations – Interior Systems Group from January 1999 to February 2000, our President – Interior Systems Group – Hard Trim Division from June 1998 to January 1999, our Vice President – Finance – General Motors Division from January 1996 to June 1998 and as our Comptroller – General Motors Division from August 1993 to January 1996.

Donald J. Stebbins	Mr. Stebbins is our Senior Vice President and Chief Financial Officer, a position he has held since April 1997. Prior to serving in this position, he was our Vice President and Treasurer since 1992.

James H. Vandenberghe	Mr. Vandenberghe is our Vice Chairman, a position he has held since November 1998. Mr. Vandenberghe has been a director of Lear since 1995. He served as our President and Chief Operating Officer – North American Operations from April 1997 to November 1998. He also served as our Chief Financial Officer from 1988 to April 1997 and as our Executive Vice President from 1993 to April 1997.

David C. Wajsgras	Mr. Wajsgras is our Vice President and Controller, a position he has held since September 1999. Previously, Mr. Wajsgras served as Corporate Controller of Engelhard Corporation from September 1997 until August 1999 and was employed in various senior financial positions at AlliedSignal Inc. (now Honeywell International Inc.), including chief financial officer of the Global Shared Services organization, from March 1992 to September 1997.

Kenneth L. Way	Mr. Way is our Chairman of the Board a position he has held since 1988. He also served as our chief executive officer from 1988 to October 2000. Mr. Way has been with Lear for 33 years. Mr. Way also serves as a director of Comerica, Inc., CMS Energy Corporation and Wesco International, Inc. and is a member of the board of trustees for Kettering University and the Henry Ford Health Systems.

Paul J. Zimmer	Mr. Zimmer is our President – Seating Systems Division, a position he has held since October 2000. Previously, he was our Vice President and President – GM Division since November 1998, Vice President – GM North American Operations since May 1998, our Vice President –GM Truck Operations since April 1997 and our Director GMTG Operations – GM Division since May 1996. Mr. Zimmer served as our Ford Truck Business Unit Manager from April 1993 to July 1995 and as our Platform Director – Ford Division from July 1995 to May 1996.

ITEM 11 — EXECUTIVE COMPENSATION

      Incorporated by reference from the Proxy Statement section entitled “Executive Compensation.”

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

      Incorporated by reference from the Proxy Statement section entitled “Director and Beneficial Ownership — Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Incorporated by reference from the Proxy Statement section entitled “Certain Transactions.”

PART IV

ITEM 14 — EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

      (a) The following documents are filed as part of this Form 10-K.

1.	Consolidated Financial Statements:

Report of Independent Public Accountants

Consolidated Balance Sheets as of December 31, 2000 and 1999.

Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2000, 1999 and 1998.

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

Notes to Consolidated Financial Statements

2.	Financial Statements Schedule:

Report of Independent Public Accountants

Schedule II — Valuation and Qualifying Accounts

All other financial statement schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned financial statements.

3.	The exhibits listed on the “Index to Exhibits” on pages 74 through 76 are filed with this Form 10-K or incorporated by reference as set forth below.

      (b) The following reports and registration statements were filed during the quarter ended December 31, 2000.

None.

      (c) The exhibits listed on the “Index to Exhibits” on pages 74 through 76 are filed with this Form 10-K or incorporated by reference as set forth below.

      (d) Additional Financial Statement Schedules.

None.

Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 7, 2001.

Lear Corporation

By:	/s/ Robert E. Rossiter

Robert E. Rossiter

President and Chief Executive Officer and a Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Lear Corporation and in the capacities indicated on March 7, 2001.

/s/ Kenneth L. Way	/s/ Larry W. McCurdy

Kenneth L. Way	Larry W. McCurdy

Chairman of the Board	a Director

/s/ Robert E. Rossiter	/s/ Irma B. Elder

Robert E. Rossiter	Irma B. Elder

President and Chief Executive	a Director

Officer and a Director

/s/ James H. Vandenberghe	/s/ Roy E. Parrott

James H. Vandenberghe	Roy E. Parrott

Vice Chairman	a Director

/s/ Donald J. Stebbins	/s/ Robert W. Shower

Donald J. Stebbins	Robert W. Shower

Senior Vice President and Chief Financial Officer	a Director

/s/ David C. Wajsgras	/s/ David P. Spalding

David C. Wajsgras	David P. Spalding

Vice President and Corporate Controller	a Director

/s/ David Bing	/s/ James A. Stern

David Bing	James A. Stern

a Director	a Director

Index to Exhibits

Exhibit
Number	Exhibit

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1996).

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed March 2, 2000).

4.1	Indenture dated as of July 1, 1996 by and between the Company and the Bank of New York, as trustee, relating to the 9 1/2% Subordinated Notes due 2006 (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 1996).

4.2	Indenture dated as of February 1, 1994 by and between Lear and The First National Bank of Boston, as Trustee, relating to the 8 1/4% Subordinated Notes (incorporated by reference to Exhibit 4.1 to the Company’s Transition Report on Form 10-K filed on March 31, 1994).

4.3	Indenture dated as of May 15, 1999, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and the Bank of New York as Trustee (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1999).

4.4	Supplemental Indenture No. 1 to Indenture dated as of May 15, 1999, by and among Lear Corporation as Issuer, the Guarantors party thereto, from time to time and the Bank of New York as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000).

10.1	Second Amended and Restated Credit and Guarantee Agreement, dated as of May 4, 1999, among Lear, Lear Corporation Canada Ltd., the Foreign Subsidiary Borrowers (as defined therein), the Lenders Party thereto, Bankers Trust Company and Bank of America National Trust & Savings Association, as Co-Syndication Agents, The Bank of Nova Scotia, as Documentation Agent and Canadian Administrative Agent, and The Chase Manhattan Bank, as General Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 4, 1999).

10.2	Revolving Credit and Term Loan Agreement, dated as of May 4, 1999, among Lear, certain of its Foreign Subsidiaries, the Lenders parties thereto, Citicorp USA, Inc. and Morgan Stanley Senior Funding, Inc., as Co-Syndication Agents, Toronto Dominion (Texas), Inc., as Documentation Agent, the other Agents named therein, and The Chase Manhattan Bank, as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 4, 1999).

10.3	Employment Agreement dated July 5, 2000 between the Company and Kenneth L. Way (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000).

10.4	Employment Agreement dated July 5, 2000 between the Company and Robert E. Rossiter (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000).

10.5	Employment Agreement dated July 5, 2000 between the Company and James H. Vandenberghe (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000).

10.6	Employment Agreement dated July 5, 2000 between the Company and Donald J. Stebbins (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000).

10.7	Employment Agreement dated July 5, 2000 between the Company and Douglas G. DelGrasso (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000).

10.8	Lear’s 1992 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993).

10.9	Amendment to Lear’s 1992 Stock Option Plan (incorporated by reference to Exhibit 10.26 to the Company’s Transition Report on Form 10-K filed on March 31, 1994).

10.10	Lear’s 1994 Stock Option Plan (incorporated by reference to Exhibit 10.27 to the Company’s Transition Report on Form 10-K filed on March 31, 1994).

10.11	Masland Corporation 1993 Stock Option Incentive Plan (incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K dated June 27, 1995).

10.12	Lear’s Supplemental Executive Retirement Plan, dated as of January 1, 1995 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994).

Exhibit
Number	Exhibit

10.13	Lear Corporation 1996 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 1997)

10.14	Lear Corporation Long-Term Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to the Company’s quarterly Report on Form 10Q for the quarter ended June 28, 1997.

10.15	Lear Corporation Outside Directors Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.3 to the Company’s quarterly Report on Form 10-Q for the quarter ended June 28, 1997.

10.16	Form of the Lear Corporation Long-Term Stock Incentive Plan Deferral and Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.17	Form of the Lear Corporation 1996 Stock Option Plan Stock Option Agreement (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.18	Restricted Property Agreement dated as of December 17, 1997 between the Company and Robert E. Rossiter (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.19	Lear Corporation 1992 Stock Option Plan, 3rd amendment dated March 14, 1997 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.20	Lear Corporation 1992 Stock Option plan, 4th amendment dated August 4, 1997 (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.21	Lear Corporation 1994 Stock Option Plan, Second Amendment effective January 1, 1996 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.22	Lear Corporation 1994 Stock Option Plan, Third Amendment effective March 14, 1997 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.23	Lear Corporation Long-Term Stock Incentive Plan, Third Amendment effective February 26, 1998 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.24	The Master Sale and Purchase Agreement between General Motors Corporation and the Company, dated August 31, 1998, relating to the sale and purchase of the world-wide seating business operated by The Delphi Interior & Lighting System Division of General Motors Corporation’s Delphi Automotive Systems business sector (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.25	Stock Purchase Agreement dated as of March 16, 1999, by and between Nevada Bond Investment Corp. II and Lear Corporation (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated March 16, 1999).

10.26	Stock Purchase Agreement dated as of May 7, 1999, between Lear Corporation and Johnson Electric Holdings Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 7, 1999).

10.27	Purchase Agreement dated as of May 13, 1999, among Lear Corporation, Lear Operations Corporation, Lear Corporation Automotive Holdings and Morgan Stanley & Co. Incorporated, Salomon Smith Barney Inc., Chase Securities Inc., Credit Suisse First Boston Corporation, Deutsche Bank Securities Inc., NationsBanc Montgomery Securities LLC, Scotia Capital Markets (USA) Inc. and TD Securities (USA) Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1999).

10.28	Registration Rights Agreement dated as of May 18, 1999, among Lear Corporation, Lear Operations Corporation, Lear Corporation Automotive Holdings and Morgan Stanley & Co. Incorporated, Salomon Smith Barney Inc., Chase Securities Inc., Credit Suisse First Boston Corporation, Deutsche Bank Securities Inc., NationsBanc Montgomery Securities LLC, Scotia Capital Markets (USA) Inc. and TD Securities (USA) Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1999).

10.29	Rights Agreement dated as of March 1, 2000, between the Company and the Bank of New York (incorporated by reference to the Company’s Registration Statement on Form 8-A filed March 2, 2000.)

Exhibit
Number	Exhibit

11.1	Computation of net income per share, filed herewith.

21.1	List of subsidiaries of the Company, filed herewith.

23.1	Consent of Arthur Andersen LLP, filed herewith.