Form 10-Q
period 2001-03-31
LEAR CORP /DE/
filed 2001-05-15
CIK 842162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

      Number of shares of Common Stock, $0.01 par value per share, outstanding as of May 1, 2001: 63,876,758

LEAR CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED March 31, 2001
INDEX

Part I – Financial Information:	Page No.

Item 1 – Consolidated Financial Statements

Introduction to the Consolidated Financial Statements	3

Consolidated Balance Sheets –

March 31, 2001 (Unaudited) and December 31, 2000	4

Consolidated Statements of Income (Unaudited) –

Three Months Ended March 31, 2001 and April 1, 2000	5

Consolidated Statements of Cash Flows (Unaudited) –

Three Months Ended March 31, 2001 and April 1, 2000	6

Notes to the Consolidated Financial Statements	7

Item 2 – Management’s Discussion and Analysis of

Financial Condition and Results of Operations	23

Item 3 – Quantitative and Qualitative Disclosures about Market

Risk (included in Item 2)

Part II – Other Information:

Item 6 – Exhibits and Reports on Form 8-K	30

Signatures	32

LEAR CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1 — CONSOLIDATED FINANCIAL STATEMENTS

INTRODUCTION TO THE CONSOLIDATED FINANCIAL STATEMENTS

      We have prepared the condensed consolidated financial statements of Lear Corporation and subsidiaries, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the period ended December 31, 2000.

      The financial information presented reflects all adjustments (consisting only of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. These results are not necessarily indicative of a full year’s results of operations.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31,	December 31,
	2001	2000

	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$155.8	$98.8

Accounts receivable, net	1,601.1	1,639.0

Inventories	450.6	538.8

Recoverable customer engineering and tooling	291.8	273.2

Other	279.5	278.2

Total current assets	2,778.8	2,828.0

LONG-TERM ASSETS:

Property, plant and equipment, net	1,822.4	1,891.3

Goodwill, net	3,213.7	3,266.6

Other	371.7	389.6

Total long-term assets	5,407.8	5,547.5

	$8,186.6	$8,375.5

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Short-term borrowings	$3.6	$72.4

Accounts payable and drafts	2,264.8	2,174.0

Accrued liabilities	982.4	969.6

Current portion of long-term debt	291.6	155.6

Total current liabilities	3,542.4	3,371.6

LONG-TERM LIABILITIES:

Long-term debt	2,444.2	2,852.1

Other	637.6	551.0

Total long-term liabilities	3,081.8	3,403.1

STOCKHOLDERS’ EQUITY:

Common stock, $.01 par value, 150,000,000 authorized; 68,223,609 issued at March 31, 2001 and 67,916,682 issued at December 31, 2000	.7	.7

Additional paid-in capital	874.1	874.1

Note receivable from sale of common stock	(.1)	(.1)

Common stock held in treasury, 4,362,330 shares at March 31, 2001 and December 31, 2000, at cost	(111.4)	(111.4)

Retained earnings	1,051.0	1,036.5

Accumulated other comprehensive income	(251.9)	(199.0)

Total stockholders’ equity	1,562.4	1,600.8

	$8,186.6	$8,375.5

The accompanying notes are an integral part of these balance sheets.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in millions, except per share data)

	Three Months Ended

	March 31,	April 1,
	2001	2000

Net sales	$3,503.6	$3,805.1

Cost of sales	3,238.6	3,448.1

Selling, general and administrative expenses	130.4	141.1

Amortization of goodwill	22.4	22.2

Interest expense	70.1	78.8

Other expense, net	12.1	9.8

Income before provision for income taxes and extraordinary item	30.0	105.1

Provision for income taxes	14.9	43.1

Income before extraordinary item	15.1	62.0

Extraordinary loss on early extinguishment of debt, net of tax	.6	—

Net income	$14.5	$62.0

Basic net income per share:

Income before extraordinary item	$.24	$.94

Extraordinary loss	(.01)	—

Basic net income per share	$.23	$.94

Diluted net income per share:

Income before extraordinary item	$.23	$.93

Extraordinary loss	(.01)	—

Diluted net income per share	$.22	$.93

The accompanying notes are an integral part of these statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended

	March 31,	April 1,
	2001	2000

Cash Flows from Operating Activities:

Net income	$14.5	$62.0

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	103.6	100.8

Net gain on disposition of businesses	(12.4)	—

Loss on write-down of other assets to net realizable value	3.1	—

Extraordinary loss, net of tax	.6	—

Net change in recoverable customer engineering and tooling	(19.0)	(26.2)

Net change in working capital items	(83.8)	(60.2)

Other, net	(.1)	(.5)

Net cash provided by operating activities before proceeds from sales of receivables	6.5	75.9

Proceeds from sales of receivables	300.0	—

Net cash provided by operating activities	306.5	75.9

Cash Flows from Investing Activities:

Additions to property, plant and equipment	(50.8)	(85.4)

Net proceeds from disposition of businesses and other assets	36.3	14.6

Other, net	—	(8.8)

Net cash used in investing activities	(14.5)	(79.6)

Cash Flows from Financing Activities:

Senior notes	223.4	—

Long-term borrowings, net	(487.9)	82.1

Short-term borrowings, net	(68.4)	(25.4)

Purchase of treasury stock	—	(14.7)

Increase (decrease) in drafts	59.5	(33.4)

Net cash provided by (used in) financing activities	(273.4)	8.6

Effect of foreign currency translation	38.4	(8.7)

Net Change in Cash and Cash Equivalents	57.0	(3.8)

Cash and Cash Equivalents at Beginning of Period	98.8	106.9

Cash and Cash Equivalents at End of Period	$155.8	$103.1

Changes in Working Capital Items:

Accounts receivable, net	$(309.5)	$(390.9)

Inventories	75.4	18.6

Accounts payable	84.7	235.5

Accrued liabilities and other	65.6	76.6

	$(83.8)	$(60.2)

Supplementary Disclosure:

Cash paid for interest	$65.8	$53.3

Cash paid for income taxes	$25.5	$22.4

The accompanying notes are an integral part of these statements.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

      The consolidated financial statements include the accounts of Lear Corporation (“Lear” or the “Parent”), a Delaware corporation, and the wholly-owned and majority-owned subsidiaries controlled by Lear (collectively, the “Company”). Investments in affiliates, other than wholly-owned and majority-owned subsidiaries controlled by Lear, in which Lear owns a 20% or greater interest are accounted for under the equity method.

      The Company and its affiliates are involved in the design and manufacture of interior systems and components for automobiles and light trucks. The Company’s main customers are automotive original equipment manufacturers. The Company operates facilities worldwide.

(2) 2001 Disposition

      In March 2001, the Company completed the sale of its Spanish wire business for approximately $35.5 million. A gain on the sale of $12.4 million is included in other expense, net in the accompanying consolidated statement of income for the three months ended March 31, 2001. The pro forma effect of this transaction would not be materially different from reported results. In addition, the Company recorded a loss of $3.1 million related to the write-down of certain other assets to net realizable value, which is included in other expense, net in the consolidated statement of income for the three months ended March 31, 2001.

(3) 1998 Restructuring and Other Charges

      In the fourth quarter of 1998, the Company began to implement a restructuring plan designed to reduce its cost structure and improve the long-term competitive position of the Company. As a result of this restructuring plan, the Company recorded pre-tax charges of $133.0 million, consisting of $110.5 million of restructuring charges and $22.5 million of other charges. As of December 31, 2000, this restructuring was complete. The remaining accrual of $11.5 million as of December 31, 2000 consists of long-term lease commitments related to closed European facilities, of which $3.1 million of payments were made during the first quarter of 2001.

(4) Restructuring Charges Related to UT Automotive

      During the second quarter of 1999, the Company began to implement restructuring plans designed to integrate the operations of the recently acquired UT Automotive. These restructuring plans were finalized during the first and second quarters of 2000. As a result of these restructuring plans, the Company recorded an adjustment to the original purchase price allocation of $32.3 million. The plans call for the termination of 899 employees, of which 835 had been terminated as of March 31, 2001, and the closure of or exit from five facilities, of which two were closed or vacated as of March 31, 2001. During the second quarter of 2001, the closure of a European facility was cancelled due to a new program award in the region. The Company had previously completed all restructuring actions related to this facility with the exception of the disposition of the building which has been idle since July 2000. Production on the new program is scheduled to begin January 2002. As a result, the related restructuring accrual will be adjusted during the second quarter of 2001. The remaining employee terminations and facility closures are expected to be completed by the second quarter of 2001.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the restructuring activity related to this acquisition (in millions):

	Accrual at			Accrual at
	December 31,	Utilized		March 31,
	2000	Cash	Noncash	2001

Severance	$8.5	$(.8)	$—	$7.7

Other closure costs	4.4	(1.4)	—	3.0

Total	$12.9	$(2.2)	—	$10.7

(5) Inventories

      Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories are comprised of the following (in millions):

	March 31,	December 31,
	2001	2000

Raw materials	$284.8	$322.1

Work-in-process	59.4	68.9

Finished goods	106.4	147.8

Inventories	$450.6	$538.8

(6) Property, Plant and Equipment

      Property, plant and equipment is stated at cost. Depreciable property is depreciated over the estimated useful lives of the assets, principally using the straight-line method. A summary of property, plant and equipment is shown below (in millions):

	March 31,	December 31,
	2001	2000

Land	$105.1	$106.6

Buildings and improvements	600.0	592.7

Machinery and equipment	1,927.9	1,980.3

Total property, plant and equipment	2,633.0	2,679.6

Less – accumulated depreciation	(810.6)	(788.3)

Net property, plant and equipment	$1,822.4	$1,891.3

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7) Long-Term Debt

      Long-term debt is comprised of the following (in millions):

	March 31,	December 31,
	2001	2000

Credit agreements	$664.5	$1,173.9

Other	111.9	97.8

	776.4	1,271.7

Less – current portion	(291.6)	(155.6)

	484.8	1,116.1

8.125% Senior Notes, due 2008	223.4	—

8.11% Senior Notes, due 2009	800.0	800.0

7.96% Senior Notes, due 2005	600.0	600.0

9.50% Subordinated Notes, due 2006	200.0	200.0

8.25% Subordinated Notes, due 2002	136.0	136.0

	1,959.4	1,736.0

Long-term debt	$2,444.2	$2,852.1

      On March 26, 2001, the Company replaced its $2.1 billion revolving credit facility in order to extend its maturity and reduce commitments. As a result, interest rates and fees thereunder were adjusted to current market rates. In addition, the Company amended its other primary credit facilities at the same time. The Company’s primary credit facilities now consist of a $1.7 billion amended and restated credit facility, which matures on March 26, 2006, a $500 million revolving credit facility, which matures on May 4, 2004, and a $500 million term loan, having scheduled amortization which began on October 31, 2000 and a final maturity on May 4, 2004. The write-off of deferred financing fees related to the $2.1 billion revolving credit facility totaled approximately $1.0 million ($.6 million after tax), which is reflected as extraordinary loss on early extinguishment of debt, net of tax in the consolidated statement of income for the three months ended March 31, 2001.

      In connection with the UT Automotive acquisition, the Company issued $1.4 billion aggregate principal amount of senior notes, $800 million of which mature in 2009 and $600 million of which mature in 2005. In addition, on March 20, 2001, the Company issued 8.125% senior notes due 2008 (the “Eurobonds”) in an aggregate principal amount of 250 million EUR (approximately $223.4 million based on the exchange rate in effect as of March 31, 2001). The offering of the Eurobonds was not registered under the Securities Act of 1933, as amended (the “Securities Act”). Under the terms of a registration rights agreement entered into in connection with the issuance of the Eurobonds, the Company is required to complete an exchange offer of the Eurobonds for substantially identical notes registered under the Securities Act. A registration statement relating to the exchange offer has been filed with the Securities and Exchange Commission but has not yet been declared effective.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s primary credit facilities contain operating and financial covenants that, among other things, could limit the Company’s ability to obtain additional sources of capital. The primary credit facilities are guaranteed by certain of the Company’s significant domestic subsidiaries and secured by the pledge of all or a portion of the capital stock of certain of the Company’s significant subsidiaries. All of the Company’s senior notes are guaranteed by the same subsidiaries that guarantee its primary credit facilities.

      On May 1, 2001, the Company redeemed its 8.25% subordinated notes due 2002. The redemption was made at par and financed through borrowings under the Company's primary credit facilities.

(8) Net Income Per Share

      Basic net income per share is computed using the weighted average common shares outstanding during the period. Diluted net income per share is computed using the average share price during the period when calculating the dilutive effect of common stock equivalents. Options to purchase 2,398,850 shares of common stock of the Company at exercise prices ranging from $33.00 to $54.22 were outstanding during the three months ended March 31, 2001 but were not included in the computation of diluted shares outstanding, as inclusion would have resulted in antidilution. Shares outstanding are as follows:

	Three Months Ended

	March 31,	April 1,
	2001	2000

Weighted average shares outstanding	63,692,490	66,250,350

Dilutive effect of common stock equivalents	1,005,088	712,964

Diluted shares outstanding	64,697,578	66,963,314

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9) Comprehensive Income (Loss)

      Comprehensive income (loss) is defined as all changes in a Company’s net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded in equity would be a part of comprehensive income (loss). Comprehensive income (loss) is as follows (in millions):

	Three Months Ended

	March 31,	April 1,
	2001	2000

Net income	$14.5	$62.0

Other comprehensive income (loss):

Derivative instruments and hedging activities	(14.0)	—

Foreign currency translation adjustment	(38.9)	(30.7)

Other comprehensive income (loss)	(52.9)	(30.7)

Comprehensive income (loss)	$(38.4)	$31.3

(10) Pre-Production Costs Related to Long-Term Supply Agreements

      The Company incurs pre-production engineering, research and development (“ER&D”) costs related to the products that it supplies to its customers under long-term supply agreements. The Company expenses all such costs for which reimbursement is not contractually guaranteed by the customer. During the first quarter of 2001, the Company capitalized $33.4 million of pre-production ER&D costs for products to be supplied under long-term supply agreements for which reimbursement is contractually guaranteed by the customer and is primarily in the form of lump sum recovery.

      In addition, the Company incurs pre-production tooling costs related to the products that it supplies to its customers under long-term supply agreements. During the first quarter of 2001, the Company capitalized $103.4 million of pre-production tooling costs for products to be supplied under long-term supply agreements for which reimbursement is contractually guaranteed by the customer and is primarily in the form of lump sum recovery.

(11) Segment Reporting

      The Company is organized based on product divisions. Each division reports its results from operations and makes requests for capital expenditures directly to the chief operating decision-making group. Under this organizational structure, the Company’s operating segments have been aggregated into one reportable segment. This aggregated segment consists of three divisions, each with separate management teams and infrastructures dedicated to providing complete automotive interiors to its automotive OEM customers. The Other category

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

includes the corporate office, the technology division, geographic headquarters and elimination of intercompany activities, none of which meet the requirements of being classified as an operating segment.

      The following table presents revenues and other financial information by business segment (in millions):

	Three Months Ended March 31, 2001			Three Months Ended April 1, 2000

	Automotive			Automotive
	Interiors	Other	Total	Interiors	Other	Total

Revenues	$3,488.5	$15.1	$3,503.6	$3,788.6	$16.5	$3,805.1

EBITA	175.2	(40.6)	134.6	262.2	(46.3)	215.9

Depreciation	81.4	(.2)	81.2	74.8	3.8	78.6

Capital expenditures	50.5	.3	50.8	84.4	1.0	85.4

Total assets	6,598.2	1,588.4	8,186.6	5,811.8	3,310.2	9,122.0

(12) Financial Instruments

Asset-backed Securitization Agreement

      In November 2000, the Company and several of its U.S. subsidiaries, through a special purpose corporation, entered into a receivables-backed receivables purchase facility (collectively, the “ABS Transaction”). The ABS Transaction is a 364-day committed facility and currently provides for maximum purchases of adjusted accounts receivable of $300 million. During the first quarter of 2001, the Company and its subsidiaries, through the special purpose corporation, sold adjusted accounts receivable totaling $1.4 billion under the ABS Transaction and recognized a discount of $6.4 million, which is reflected as other expense, net in the consolidated statement of income for the three months ended March 31, 2001.

      The special purpose corporation purchases the receivables from the Company and several of its U.S. subsidiaries and then simultaneously transfers undivided interests in the receivables to certain bank conduits which fund their purchases through the issuance of commercial paper. The Company continues to service the transferred receivables and receives an annual servicing fee of 1.0% of the sold receivables. The conduit investors and the special purpose corporation have no recourse to the Company’s or its subsidiaries other assets for the failure of the accounts receivable obligors to timely pay on the accounts receivable. With respect to the sold receivables, the Company’s retained interest is subordinated to the bank conduits’ undivided purchased interests. The sold receivables servicing portfolio amounted to $517.2 million as of March 31, 2001.

      The following table summarizes certain cash flows received from and paid to the special purpose subsidiary for the three months ended March 31, 2001 (in millions):

Proceeds from new securitizations	$300.0

Proceeds from collections reinvested in securitizations	800.5

Servicing fees received	1.1

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative Instruments and Hedging Activities

      On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138 (“SFAS No. 133”). In accordance with the provisions of SFAS No. 133, the Company recorded a transition adjustment upon adoption (1) to recognize its derivative instruments at fair value, resulting in a net decrease in net assets of approximately $9.0 million, (2) to recognize previously deferred net losses on derivatives designated as cash flow hedges, resulting in a net decrease in accumulated other comprehensive income of approximately $9.2 million, and (3) to recognize the ineffective portion of cash flow hedges, the effect of which on net income was not material and is included in other expense, net in the consolidated statement of income for the three months ended March 31, 2001.

      The Company uses derivative financial instruments, including forward foreign exchange, futures, option and swap contracts, to manage its exposures to fluctuations in foreign exchange rates and interest rates. The use of these financial instruments mitigates the Company’s exposure to these risks with the intent of reducing the risks and the variability of the Company’s operating results. The Company is not a party to leveraged derivatives. Initially, upon adoption of SFAS No. 133, and prospectively, on the date a derivative contract is entered into, the Company designates the derivative as either (1) a hedge of a recognized asset or liability or of an unrecognized firm commitment (a fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a cash flow hedge) or (3) a hedge of a net investment in a foreign operation (a net investment hedge).

      For a fair value hedge, both the effective and ineffective portions of the change in the fair value of the derivative are recorded in earnings and reflected in the consolidated statement of income on the same line as the gain or loss on the hedged item that is attributable to the hedged risk. For a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income in the consolidated balance sheet. When the underlying hedged transaction is realized, the gain or loss included in accumulated other comprehensive income is recorded in earnings and reflected in the consolidated statements of income on the same line as the hedged item. In addition, both changes in the fair value excluded from the Company’s effectiveness assessments and the ineffective portion of changes in the fair value are recorded in earnings and reflected in the consolidated statement of income as other expense, net. For a net investment hedge of a foreign operation, the effective portion of the change in the fair value of the derivative is recorded in cumulative translation adjustment, which is a component of accumulated other comprehensive income in the consolidated balance sheet. The ineffective portion of the change in the fair value of a derivative or non-derivative instrument is recorded in earnings and reflected in the consolidated statement of income as other expense, net.

      The Company formally documents its hedge relationships, including the identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. Derivatives are recorded at fair value in other

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

current assets and other current and long-term liabilities in the consolidated balance sheet. This process includes linking derivatives that are designated as hedges of specific assets, liabilities, firm commitments or forecasted transactions. The Company also formally assesses, both at inception and at least quarterly thereafter, whether a derivative used in a hedging transaction is highly effective in offsetting changes in either the fair value or cash flows of the hedged item. When it is determined that a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting.

      Forward foreign exchange, futures and option contracts — The Company uses foreign forward exchange and option contracts to reduce the effect of fluctuations in foreign exchange rates on short-term, foreign-currency-denominated intercompany transactions and other known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Canadian Dollar, the European Euro and the Mexican Peso. Forward foreign exchange and futures contracts are accounted for as fair value hedges when the hedged item is a recognized asset or liability or an unrecognized firm commitment. Forward foreign exchange, futures and option contracts are accounted for as cash flow hedges when the hedged item is a forecasted transaction or the variability of cash flows to be paid or received related to a recognized asset or liability.

      Interest rate swap contracts — The Company uses interest rate swap contracts to manage its exposure to fluctuations in interest rates. Interest rate swap contracts effectively fix the interest payments of certain floating rate debt instruments and are accounted for as cash flow hedges.

      As of March 31, 2001 and January 1, 2001, the net loss related to derivative instruments and hedging activities recorded in accumulated other comprehensive income was $14.0 million and $9.2 million, respectively. As of March 31, 2001, all cash flow hedges mature within nine months, with the exception of swap contracts related to the payment of variable interest on existing financial instruments. During the twelve month period ended March 30, 2002, the Company expects to reclassify into earnings net losses of approximately $3.9 million recorded in accumulated other comprehensive income. Such losses will be reclassified at the time the underlying hedged transactions are realized. During the quarter ended March 31, 2001, amounts recognized in the consolidated statement of income related to changes in the fair value excluded from the effectiveness assessments and the ineffective portion of changes in the fair value of fair value and cash flow hedges were not material.

      Non-U.S. dollar financing transactions — The Company has designated its Euro-denominated senior notes (Note 7) as a net investment hedge of long-term investments in its Euro-functional subsidiaries. As of March 31, 2001, the amount recorded in cumulative translation adjustment related to the effective portion of a net investment hedge of a foreign operation was not material.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13) Supplemental Guarantor Condensed Consolidating Financial Statements

	March 31, 2001

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

		(Unaudited, in millions)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$24.6	$7.3	$123.9	$—	$155.8

Accounts receivable, net	35.1	200.2	1,365.8	—	1,601.1

Inventories	10.2	89.3	351.1	—	450.6

Recoverable customer engineering and tooling	77.2	16.8	197.8	—	291.8

Other	94.3	67.3	117.9	—	279.5

Total current assets	241.4	380.9	2,156.5	—	2,778.8

LONG-TERM ASSETS:

Property, plant and equipment, net	106.3	493.9	1,222.2	—	1,822.4

Goodwill, net	116.9	1,126.1	1,970.7	—	3,213.7

Investment in subsidiaries	2,610.8	2,389.8	—	(5,000.6)	—

Other	196.6	56.9	118.2	—	371.7

Total long-term assets	3,030.6	4,066.7	3,311.1	(5,000.6)	5,407.8

	$3,272.0	$4,447.6	$5,467.6	$(5,000.6)	$8,186.6

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Short-term borrowings	$—	$—	$3.6	$—	$3.6

Accounts payable and drafts	215.0	447.8	1,602.0	—	2,264.8

Accrued liabilities	140.9	235.6	605.9	—	982.4

Current portion of long-term debt	286.0	.7	4.9	—	291.6

Total current liabilities	641.9	684.1	2,216.4	—	3,542.4

LONG-TERM LIABILITIES:

Long-term debt	2,407.0	9.5	27.7	—	2,444.2

Intercompany accounts, net	(1,580.4)	2,042.7	(462.3)	—	—

Other	241.0	161.2	235.4	—	637.6

Total long-term liabilities	1,067.6	2,213.4	(199.2)	—	3,081.8

STOCKHOLDERS’ EQUITY	1,562.5	1,550.1	3,450.4	(5,000.6)	1,562.4

	$3,272.0	$4,447.6	$5,467.6	$(5,000.6)	$8,186.6

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	December 31, 2000

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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	For the Three Months Ended March 31, 2001

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

		(Unaudited, in millions)

Net sales	$235.8	$970.8	$2,424.7	$(127.7)	$3,503.6

Cost of sales	245.2	898.5	2,222.6	(127.7)	3,238.6

Selling, general and administrative expenses	25.5	14.2	90.7	—	130.4

Amortization of goodwill	.6	7.8	14.0	—	22.4

Interest (income) expense	24.9	39.8	5.4	—	70.1

Intercompany charges, net	(81.7)	46.0	35.7	—	—

Other (income) expense, net	.8	(1.5)	12.8	—	12.1

Income (loss) before provision (credit) for income taxes, equity in net income of subsidiaries and extraordinary item	20.5	(34.0)	43.5	—	30.0

Provision (credit) for income taxes	7.2	(11.9)	19.6	—	14.9

Equity in net income of subsidiaries	(1.8)	(55.5)	—	57.3	—

Income (loss) before extraordinary item	15.1	33.4	23.9	(57.3)	15.1

Extraordinary loss on early extinguishment of debt, net of tax	.6	—	—	—	.6

Net income	$14.5	$33.4	$23.9	$(57.3)	$14.5

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(13) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

		For the Three Months Ended April 1, 2000

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

		(Unaudited, in millions)

Net sales	$284.7	$1,646.9	$2,696.2	$(822.7)	$3,805.1

Cost of sales	293.5	1,456.7	2,520.6	(822.7)	3,448.1

Selling, general and administrative expenses	33.6	19.1	88.4	—	141.1

Amortization of goodwill	1.0	8.2	13.0	—	22.2

Interest expense	26.8	44.8	7.2	—	78.8

Intercompany charges, net	(56.0)	41.3	14.7	—	—

Other (income) expense, net	(2.9)	3.2	9.5	—	9.8

Income (loss) before provision (credit) for income taxes and equity in net income of subsidiaries	(11.3)	73.6	42.8	—	105.1

Provision (credit) for income taxes	(6.8)	36.9	13.0	—	43.1

Equity in net income of subsidiaries	(66.5)	(29.1)	—	95.6	—

Net income	$62.0	$65.8	$29.8	$(95.6)	$62.0

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	For the Three Months Ended March 31, 2001

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

		(Unaudited, in millions)

Net cash provided by (used in) operating activities	$17.4	$152.1	$137.0	$—	$306.5

Cash Flows from Investing Activities:

Additions to property, plant and equipment	(2.9)	(10.0)	(37.9)	—	(50.8)

Net proceeds from disposition of businesses and other assets	—	—	36.3	—	36.3

Net cash provided by (used in) investing activities	(2.9)	(10.0)	(1.6)	—	(14.5)

Cash Flows from Financing Activities:

Senior notes	223.4	—	—	—	223.4

Long-term borrowings, net	(442.4)	—	(45.5)	—	(487.9)

Short-term borrowings, net	(56.5)	—	(11.9)	—	(68.4)

Increase (decrease) in drafts	66.0	—	(6.5)	—	59.5

Change in intercompany accounts	212.5	(143.0)	(69.5)	—	—

Net cash provided by (used in) financing activities	3.0	(143.0)	(133.4)	—	(273.4)

Effect of foreign currency translation	—	—	38.4	—	38.4

Net Change in Cash and Cash Equivalents	17.5	(.9)	40.4	—	57.0

Cash and Cash Equivalents at Beginning of Period	7.1	8.2	83.5	—	98.8

Cash and Cash Equivalents at End of Period	$24.6	$7.3	$123.9	$—	$155.8

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	For the Three Months Ended April 1, 2000

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

		(Unaudited, in millions)
Net cash provided by (used in) operating activities	$40.1	$107.0	$(71.2)	$—	$75.9

Cash Flows from Investing Activities:

Additions to property, plant and equipment	(15.2)	(18.0)	(52.2)	—	(85.4)

Net proceeds from disposition of businesses and other assets	—	14.6	—	—	14.6

Other, net	(8.4)	—	(.4)	—	(8.8)

Net cash used in investing activities	(23.6)	(3.4)	(52.6)	—	(79.6)

Cash Flows from Financing Activities:

Long-term debt, net	249.1	—	(167.0)	—	82.1

Short-term borrowings, net	(9.3)	—	(16.1)	—	(25.4)

Purchase of treasury stock	(14.7)	—	—	—	(14.7)

Increase (decrease) in drafts	(4.3)	(30.6)	1.5	—	(33.4)

Change in intercompany accounts	(237.4)	(65.4)	302.8	—	—

Net cash provided by (used in) financing activities	(16.6)	(96.0)	121.2	—	8.6

Effect of foreign currency translation	—	.1	(8.8)	—	(8.7)

Net Change in Cash and Cash Equivalents	(.1)	7.7	(11.4)	—	(3.8)

Cash and Cash Equivalents at Beginning of Period	.2	8.8	97.9	—	106.9

Cash and Cash Equivalents at End of Period	$.1	$16.5	$86.5	$—	$103.1

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

      Basis of Presentation — In connection with the acquisition of UT Automotive, Inc. (“UT Automotive”), a wholly-owned subsidiary of United Technologies Corporation, the Company issued $1.4 billion aggregate principal amount of senior notes, which consist of $600 million aggregate principal amount of 7.96% senior notes due May 15, 2005 and $800 million aggregate principal amount of 8.11% senior notes due May 15, 2009. Certain of Lear’s domestic wholly-owned subsidiaries (the “Guarantors”) irrevocably and unconditionally fully guaranteed on a joint and several basis the punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all of the Company’s obligations under the senior notes, including the Company’s obligations to pay principal, premium, if any, and interest with respect to the senior notes. The Guarantors on the date of the indenture were Lear Operations Corporation and Lear Corporation Automotive Holdings (formerly, UT Automotive). Effective as of May 2, 2000, Lear Seating Holdings Corp. #50 and Lear Corporation EEDS and Interiors became Guarantors under the indenture governing the senior notes. The Guarantors have also unconditionally fully guaranteed, on a joint and several basis, the Company’s obligation under the senior notes issued in March 2001. In lieu of providing separate unaudited financial statements for the Guarantors, the Company has included the unaudited consolidating condensed financial statements on pages 15 to 20. All supplemental guarantor condensed consolidating financial statements reflect Lear Operations Corporation, Lear Corporation Automotive Holdings, Lear Seating Holdings Corp. #50 and Lear Corporation EEDS and Interiors as Guarantors for all periods presented. Management does not believe that separate financial statements of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented.

      Distributions — There are no significant restrictions on the ability of the Guarantors to make distributions to the Company.

      Selling and Administrative Expenses — The Parent allocated $22.2 million and $20.8 million for the three month periods ended March 31, 2001 and April 1, 2000, respectively, of corporate selling and administrative expenses to its operating subsidiaries. The allocations were based on various factors, which estimate usage of particular corporate functions, and in certain instances, other relevant factors, such as the revenues or headcount of the Company’s subsidiaries.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

      Long-term debt of the Parent and the Guarantors — Long-term debt of the Parent and the Guarantors on a combined basis consisted of the following as of March 31, 2001 and December 31, 2000 (in millions):

	March 31,	December 31,
	2001	2000

Senior notes	$1,623.4	$1,400.0

Credit agreement	664.5	1,107.0

Other long-term debt	79.3	79.2

Subordinated notes	336.0	336.0

	2,703.2	2,922.2

Less — current portion	(286.7)	(150.7)

	$2,416.5	$2,771.5

      The obligations of foreign subsidiary borrowers under the credit agreement are guaranteed by the Parent.

      For a more detailed description of the above indebtedness, see Note 7 to the consolidated financial statements.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      We are the fifth largest automotive supplier in the world. Our sales have grown from $4.7 billion for the year ended December 31, 1995 to $14.1 billion for the year ended December 31, 2000. The major sources of this growth have been new program awards and the implementation of a strategic acquisition plan to capitalize on supplier consolidation trends in the automotive industry. Our customers are the major automotive manufacturers, including General Motors, Ford, DaimlerChrysler, Fiat, BMW, Volkswagen, Peugeot, Toyota, Subaru and Renault. Our results of operations are directly effected by automotive vehicle production. The general slowdown in the North American automotive industry which began in the second half of 2000 has had, and we believe will continue to have, a negative impact on our sales, net income and other results of operations. Therefore, our reported results of operations for the periods during 2000 and for the year 2000 are not indicative of our expected results of operations for the comparable periods in 2001.

Results of Operations

Three Months Ended March 31, 2001 vs. Three Months Ended April 1, 2000

      Net sales in the quarter ended March 31, 2001 decreased by 7.9% to $3.5 billion from $3.8 billion in the quarter ended April 1, 2000. Decreased customer requirements on existing programs in North America and Europe, exchange rate fluctuations and divestitures negatively impacted net sales by approximately $.5 billion, $.1 billion and $.1 billion, respectively. These factors were partially offset by new business, primarily in North America and Europe.

      Gross profit and gross margin were $265 million and 7.6%, respectively, in the quarter ended March 31, 2001 as compared to $357 million and 9.4%, respectively, in the quarter ended April 1, 2000. The decrease in gross profit and gross margin was primarily due to the impact of customer production shutdowns, which reduced gross profit by approximately $96 million, as well as increased costs associated with new programs and launches, which contributed $11 million to the decrease in gross profit.

      Selling, general and administrative expenses, including research and development, declined from $141 million in the three months ended April 1, 2000 to $130 million in the three months ended March 31, 2001, as a result of reductions in discretionary spending. As a percentage of net sales, selling, general and administrative expenses were 3.7% in the first three months of 2001 and 2000.

      Included in cost of goods sold and selling, general and administrative expenses are severance costs of approximately $2 million and $2 million, respectively, related to actions to reduce our cost base, which were completed during the first quarter of 2001. Approximately 2,000 employees in our worldwide workforce were terminated during this period.

      Interest expense decreased to $70 million in the first three months of 2001 from $79 million in the first three months of 2000 due primarily as a result of our reduced debt balance.

      Other expense, which includes state and local taxes, foreign currency exchange, minority interests in consolidated subsidiaries, equity in net income of affiliates and other non-operating expenses, was $12 million in the first three months of 2001 as compared to $10 million in the first three months of 2000. During the first quarter of 2001, we recorded a gain of $12 million related to the sale of our Spanish wire business as well as a loss of $3 million related to the write-down of certain other assets to net realizable value. In addition, we recognized a discount of $6 million, of which approximately $3 million is non-recurring, related to the transfer of $300 million face amount of accounts receivable under our receivables-backed securitization financing agreements (“ABS”). See Note 12 to our consolidated financial statements. Excluding these non-recurring transactions, other expense was $18 million in the first three months of 2001. The increase in other expense, as adjusted and as compared to the first three months of 2000, was primarily due to a recurring discount of approximately $3 million related to the transfer of accounts receivable under the ABS as well as an increase in foreign exchange expense ($8 million) and strong performances by several consolidated entities in which there are minority interests ($2 million).

      The provision for income taxes in the current quarter was $15 million, representing an effective tax rate of 49.7%, as compared to $43 million, representing an effective tax rate of 41.0%, in the prior year. After adjusting for non-recurring transactions (i.e., the sale of our Spanish wire business, write-down of certain other assets to net realizable value, ABS and severance costs), our effective tax rate in the quarter ended March 31, 2001 was 39.4%. Net income in the first quarter of 2001 was $15 million, or $.22 per share, as compared to $62 million, or $.93 per share, in the first quarter of 2000.

Restructuring and Other Charges

      In the fourth quarter of 1998, the Company began to implement a restructuring plan designed to reduce its cost structure and improve the long-term competitive position of the Company. As a result of this restructuring plan, the Company recorded pre-tax charges of $133.0 million, consisting of $110.5 million of restructuring charges and $22.5 million of other charges. As of December 31, 2000, this restructuring was complete. The remaining accrual of $11.5 million as of December 31, 2000 consists of long-term lease commitments related to closed European facilities, of which $3.1 million of payments were made during the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

      Our primary liquidity needs are to fund capital expenditures, service indebtedness and support working capital requirements. Our primary sources of liquidity are cash flows from operating activities and borrowing availability under our primary credit facilities. A substantial portion of our operating income is generated by our subsidiaries. As a result, we are dependent on the earnings and cash flows of and the dividends, distributions or advances from our subsidiaries to provide the funds necessary to meet our obligations. There are no material restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear.

Cash Flow

      Cash flows from operating activities generated $307 million during the first three months of 2001 as compared to $76 million during the first three months of 2000. Excluding the proceeds of $300 million from sales of receivables under the ABS, operating activities were a source of cash of $7 million in the current quarter. This decrease was primarily the result of the decline in net income in the first three months of 2001 to $15 million from $62 million in the first three months of 2000. Depreciation and amortization was $104 million for the first quarter 2001 and $101 million for the first quarter of 2000. The remaining decrease is primarily due to changes in working capital resulting from the decrease in production in North America and Europe.

      Net cash used in investing activities decreased from $80 million in the first quarter of 2000 to $15 million in the first quarter of 2001. Divestitures resulted in proceeds of $36 million in the current quarter as compared to $15 million from divestitures completed in the first quarter of 2000. In addition, capital expenditures decreased from $85 million in the first three months of 2000 to $51 million in the first three months of 2001. We currently anticipate capital expenditures of approximately $275 million for the full-year 2001.

      Cash flows from financing activities was a use of $273 million in the first quarter of 2001 as compared to a source of $9 million in the comparable prior year period. The decrease was primarily due to the utilization of the ABS proceeds to reduce debt under our primary credit facilities.

Capitalization

      On March 26, 2001, we replaced our $2.1 billion revolving credit facility in order to extend its maturity, reduce commitments and adjust interest rates and fees to current market rates. In addition, we amended our other primary credit facilities at the same time. Our primary credit facilities now consist of a $1.7 billion amended and restated credit facility, which matures on March 26, 2006, a $500 million revolving credit facility, which matures on May 4, 2004, and a $500 million term loan, having scheduled amortization which began on October 31, 2000 and a final maturity on May 4, 2004.

      On March 20, 2001, we issued 8.125% senior notes due 2008 (the “Eurobonds”) in an aggregate principal amount of 250 million EUR (approximately $223 million based on the exchange rate in effect as of March 31, 2001). The offering of the Eurobonds was not registered under the Securities Act of 1933, as amended. Under the terms of a registration rights agreement entered into in connection with the issuance of the Eurobonds, we are required to complete an exchange offer of the Eurobonds for substantially identical notes registered under the Securities Act. A registration statement relating to the exchange offer has been filed with the Securities and Exchange Commission but has not yet been declared effective.

      Our primary credit facilities contain operating and financial covenants that, among other things, could limit our ability to obtain additional sources of capital. The primary credit facilities are guaranteed by certain of our significant domestic subsidiaries and secured by the pledge of all or a portion of the capital stock of certain of our significant subsidiaries. Our senior notes are guaranteed by the same subsidiaries that guarantee our primary credit facilities.

      In connection with our recent financing transactions, Standard & Poor’s and Moody’s reaffirmed the Company’s senior credit rating at BB+ and Ba1, respectively.

      As of March 31, 2001, we had $.7 billion outstanding under our primary credit facilities and $56.1 million committed under outstanding letters of credit, resulting in unused and available under our primary credit facilities of more than $1.0 billion. In addition to debt outstanding under our primary credit facilities, we had $2.1 billion of debt, including short-term borrowings, outstanding as of March 31, 2001, consisting primarily of $1.4 billion of senior notes due between 2005 and 2009, 250 million EUR (approximately $223 million based on the exchange rate in effect as of March 31, 2001) of senior notes due 2008 and $336 million of subordinated notes due between 2002 and 2006.

      On May 1, 2001, we redeemed our 8.25% subordinated notes due 2002. The redemption was made at par and financed through borrowings under our primary credit facilities.

      We believe that cash flows from operations and available credit facilities will be sufficient to meet our anticipated debt service obligations, projected capital expenditures and working capital requirements.

Market Rate Sensitivity

      In the normal course of business, we are exposed to market risk associated with fluctuations in foreign exchange rates and interest rates. We manage these risks through the use of derivative financial instruments in accordance with management’s guidelines. We enter into all hedging transactions for periods consistent with the underlying exposures. We do not enter into contracts for derivative instruments for trading purposes.

Foreign Exchange

      Operating results may be impacted by our buying, selling and financing in currencies other than the functional currency of our operating companies (“transactional exposure”). We mitigate this risk by entering into forward foreign exchange, futures and option contracts. Forward foreign exchange contracts are executed with banks that we believe are creditworthy. The gains and losses related to foreign currency contracts are deferred and included in the measurement of the foreign currency transaction subject to the hedge. Gains and losses incurred related to forward foreign exchange contracts hedging recognized assets or liabilities or unrecognized firm commitments are reflected in earnings and are generally offset by the gains and losses incurred related to the hedged items. Gains and losses incurred related to forward foreign exchange, futures and options contracts hedging forecasted transactions or the variability of cash flows to be received or paid related to a recognized asset of liability are deferred in accumulated other comprehensive income and reflected in earnings when the underlying hedged transactions are realized.

      Our most significant foreign currency transactional exposures relate to Canada, the European Monetary Union and Mexico. We have performed a quantitative analysis of our overall currency rate exposure as of March 31, 2001. The potential adverse earnings impact from a hypothetical 10% weakening of the U.S. dollar relative to all other currencies for a twelve month period is approximately $4 million.

      As of March 31, 2001, contracts representing $280 million of notional amount were outstanding with maturities of less than one year. The fair value of these foreign exchange contracts as of match to March 31, 2001 was approximately a positive $6 million. A 10% change in exchange rates would result in a $6 million change in market value.

      In addition to the above transactional exposure, our operating results are impacted by the translation of our foreign operating income into U.S. dollars (“translation exposure”). We do not enter into foreign currency contracts to mitigate this exposure.

Interest Rates

      We use a combination of fixed and variable rate debt and interest rate swap and option contracts to manage our exposure to interest rate movements. Our exposure to variable interest rates on outstanding floating rate debt instruments indexed to U.S. or European Monetary Union short-term money market rates is partially managed by the use of interest rate swap contracts to convert variable rate debt to fixed rate debt, matching effective and maturity dates to specific debt instruments. These interest rate swap contracts are executed with banks that we believe are creditworthy and are denominated in currencies that match the underlying debt instrument. Interest rate swap contracts are recorded at their fair value in the consolidated balance sheets with changes in fair value recorded in accumulated other comprehensive income for interest rate swap contracts designated as accounting hedges. See Note 12 to our consolidated financial statements. Reclassifications from accumulated other comprehensive income into earnings are recorded as adjustments to interest expense in the consolidated statements of income.

      We have performed a quantitative analysis of our overall interest rate exposure as of March 31, 2001. This analysis assumes an instantaneous 100 basis point parallel shift in interest rates at all points of the yield curve. The potential adverse earnings impact from this hypothetical increase for a twelve month period is approximately $7 million.

      As of March 31, 2001, contracts representing $684 million of notional amount were outstanding with maturity dates June 2003 through December 2003. The fair value of outstanding interest rate swap agreements as of March 31, 2001 was approximately a negative $18.5 million. A 100 basis point parallel increase in interest rates would increase the market value of these instruments by approximately $14.9 million. A similar decrease in rates would result in a $14.5 million decline in market value.

OTHER MATTERS

Environmental Matters

      We are subject to local, state, federal and foreign laws, regulations and ordinances, which govern activities or operations that may have adverse environmental effects and which impose liability for the costs of cleaning up certain damages resulting from past spills, disposal or other releases of hazardous wastes and environmental compliance. Our policy is to comply with all applicable environmental laws and to maintain procedures to ensure compliance. However, we have been, and in the future may become, the subject of formal or informal enforcement actions or procedures. We have been named a potentially responsible party at several third party landfill sites and are engaged in the cleanup of hazardous wastes at certain sites owned, leased or operated by us, including several properties acquired in the UT Automotive acquisition. Certain present and former properties of UT Automotive are subject to environmental liabilities which may be significant. We obtained agreements and indemnities with respect to possible environmental liabilities from United Technologies Corporation in connection with our acquisition of UT Automotive. While we do not believe that the environmental liabilities associated with our properties will have a material adverse effect on our business, consolidated financial position or results or future operations, no assurances can be given in this regard.

Accounting Policies

Loss Contract Accruals

      We typically enter into supply agreements with our customers at the beginning of a given vehicle’s production life. In certain instances, we may be committed under existing agreements to supply product to our customers at selling prices which are not sufficient to cover the direct cost to produce such product. In such situations, we record a liability for the estimated future amount of such losses. Such losses are recognized at the time that the loss is probable and reasonably estimable and are recorded at the minimum amount necessary to fulfill our obligations to our customers. Losses are determined on a separate agreement basis and are estimated based upon information available at the time of the estimate, including future production volume estimates, the length of the program and selling price and production cost information. In addition, we periodically evaluate the adequacy of the loss contract accruals recorded and make adjustments as necessary.

      During 2000, we recorded loss contract accruals in purchase accounting in conjunction with the Lear-Donnelly acquisition, the UT Automotive acquisition and the Peregrine acquisition. In addition, we had previously recorded loss contract accruals in purchase accounting in conjunction with the Delphi acquisition. These loss contract accruals were not recorded in the historical operating results of Lear-Donnelly, UT Automotive, Peregrine or Delphi. The losses included in the accrual have not been, and will not be, included in our operating results. Further, our operating results will benefit from accruing these contract losses in the related purchase price allocations.

The following table summarizes the loss contract accrual activity related to these acquisitions (in millions):

	Accrual at		Accrual at
	December 31,		March 31,
	2000	Utilized	2001

Lear-Donnelly	$6.1	$1.0	$5.1

UT Automotive	11.5	.1	11.4

Peregrine	7.9	2.0	5.9

Delphi	27.3	1.5	25.8

During the first quarter of 2000, we utilized $2.2 million and $2.0 million of the loss contract accruals related to the Peregrine and Delphi acquisitions, respectively.

Derivative Instruments and Hedging Activities

      On January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138. In accordance with the provisions of SFAS No. 133, we recorded a transition adjustment upon adoption to:

•	recognize our derivative instruments at fair value, resulting in a net decrease in net assets of approximately $9.0 million;

•	recognize previously deferred net losses on derivatives designated as cash flow hedges, resulting in a net decrease in accumulated other comprehensive income of approximately $9.2 million; and

•	recognize the ineffective portion of cash flow hedges, the effect of which on net income was not material and is included in other expense, net in the consolidated statement of income for the three months ended March 31, 2001.

FORWARD-LOOKING STATEMENTS

      The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. The words “will,” “may,” “designed to,” “outlook,” “believes,” “should,” “anticipates,” “plans,” “expects,” “intends” and “estimates” as well as similar expressions identify these forward-looking statements. All statements contained or incorporated in the Report which address operating performance, events or developments that we expect or anticipate may occur in the future, including statements related to volume growth, awarded sales contracts and earning per share growth or statements expressing general optimism about future operating results, are forward-looking statements. Principal important factors, risks and uncertainties that may cause actual results to differ from those expressed in our forward-looking statements include, but are not limited to:

•	general economic conditions in the market in which we operate;

•	fluctuations in worldwide or regional automobile and light truck production;

•	financial or market declines of our customers;

•	labor disputes involving us or our significant customers;

•	changes in practices and/or policies of our significant customers towards outsourcing automotive components and systems;

•	our success in achieving cost reductions that offset or exceed customer-mandated selling price reductions;

•	liabilities arising from legal proceedings to which we are or may become a party or claims against us or our products;

•	increases in our warranty costs;

•	fluctuations in currency exchange rates and other risks associated with conducting business in foreign countries;

•	changes in technology and technological risks;

•	raw materials or energy shortages or price increases; and

•	other risks detailed from time to time in our Securities and Exchange Commission filings.

We do not intend to assume any obligation to update any of these forward-looking statements.

LEAR CORPORATION

PART II — OTHER INFORMATION

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

4.1	Indenture, dated as of March 20, 2001, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and the Bank of New York as Trustee, relating to the 8 1/8% Senior Notes due 2008, including the form of exchange note attached thereto (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4 (333-59374)).

10.1	Third Amended and Restated Credit and Guarantee Agreement, dated as of March 26, 2001, among Lear Corporation, Lear Canada, the Foreign Subsidiary Borrowers (as defined therein), the Lenders Party thereto, Bank of America, N.A., Citibank N.A. and Deutsche Banc Alex Brown Inc., as Syndication Agent, The Bank of Nova Scotia, as Documentation Agent and Canadian Administrative Agent, the Other Agents Named in Schedule IX thereto and Chase Manhattan Bank, as General Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4 (333-59374)).

10.2	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of March 26, 2001, among Lear Corporation, the Foreign Subsidiary Borrowers (as defined therein), the Lenders party thereto, Citicorp USA, Inc., as Syndication Agent, Toronto Dominion (Texas), Inc., as Documentation Agent, the Other Agents Named in Schedule IX thereto and Chase Manhattan Bank, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (333-59374)).

10.3	Purchase Agreement, dated as of March 15, 2001, among Lear Corporation, Lear Operations Corporation, Lear Corporation Automotive Holdings, Lear Corporation EEDS and Interiors, Lear Seating Holdings Corp. #50 and Salomon Brothers International Limited, Deutsche Bank AG, Lehman Brothers International (Europe), Credit Suisse First Boston (Europe) Limited, Merrill Lynch International, Chase Securities Inc., Bank of America International Limited, BNP Paribas Securities Corp., Mizuho International PLC, Scotia Capital (USA) Inc. and TD Securities Limited (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-4 (333-59374)).

10.4	Registration Rights Agreement, dated as of March 20, 2001, among Lear Corporation, Lear Operations Corporation, Lear Corporation Automotive Holdings, Lear Corporation EEDS and Interiors, Lear Seating Holdings Corp. #50 and Salomon Brothers International Limited, Deutsche Bank AG, Credit Suisse First Boston (Europe) Limited, Chase Securities Inc., Lehman Brothers International (Europe), Merrill Lynch International, Bank of America International Limited, BNP Paribas Securities Corp., Mizuho International plc, Scotia Capital (USA) Inc. and TD Securities Limited (incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-4 (333-59374)).

(b) Reports on Form 8-K.

      No reports on Form 8-K were filed during the quarter ended March 31, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION

Dated:	March 31, 2001	By: /s/ Donald J. Stebbins

Donald J. Stebbins

Senior Vice President and

Chief Financial Officer

By: /s/ David C. Wajsgras

David C. Wajsgras

Vice President and

Corporate Controller

LEAR CORPORATION
FORM 10 –Q
Exhibit Index
For the Quarter Ended March 31, 2001

Exhibit
Number

4.1	Indenture, dated as of March 20, 2001, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and the Bank of New York as Trustee, relating to the 8 1/8% Senior Notes due 2008, including the form of exchange note attached thereto (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4 (333-59374)).

10.1	Third Amended and Restated Credit and Guarantee Agreement, dated as of March 26, 2001, among Lear Corporation, Lear Canada, the Foreign Subsidiary Borrowers (as defined therein), the Lenders Party thereto, Bank of America, N.A., Citibank N.A. and Deutsche Banc Alex Brown Inc., as Syndication Agent, The Bank of Nova Scotia, as Documentation Agent and Canadian Administrative Agent, the Other Agents Named in Schedule IX thereto and Chase Manhattan Bank, as General Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4 (333-59374)).

10.2	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of March 26, 2001, among Lear Corporation, the Foreign Subsidiary Borrowers (as defined therein), the Lenders party thereto, Citicorp USA, Inc., as Syndication Agent, Toronto Dominion (Texas), Inc., as Documentation Agent, the Other Agents Named in Schedule IX thereto and Chase Manhattan Bank, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (333-59374)).

10.3	Purchase Agreement, dated as of March 15, 2001, among Lear Corporation, Lear Operations Corporation, Lear Corporation Automotive Holdings, Lear Corporation EEDS and Interiors, Lear Seating Holdings Corp. #50 and Salomon Brothers International Limited, Deutsche Bank AG, Lehman Brothers International (Europe), Credit Suisse First Boston (Europe) Limited, Merrill Lynch International, Chase Securities Inc., Bank of America International Limited, BNP Paribas Securities Corp., Mizuho International PLC, Scotia Capital (USA) Inc. and TD Securities Limited (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-4 (333-59374)).

10.4	Registration Rights Agreement, dated as of March 20, 2001, among Lear Corporation, Lear Operations Corporation, Lear Corporation Automotive Holdings, Lear Corporation EEDS and Interiors, Lear Seating Holdings Corp. #50 and Salomon Brothers International Limited, Deutsche Bank AG, Credit Suisse First Boston (Europe) Limited, Chase Securities Inc., Lehman Brothers International (Europe), Merrill Lynch International, Bank of America International Limited, BNP Paribas Securities Corp., Mizuho International plc, Scotia Capital (USA) Inc. and TD Securities Limited (incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-4 (333-59374)).