Form 10-Q
period 2001-06-30
LEAR CORP /DE/
filed 2001-08-14
CIK 842162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________________to___________________.

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

     Number of shares of Common Stock, $0.01 par value per share, outstanding as of July 31, 2001: 63,984,879

LEAR CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2001

LEAR CORPORATION

PART I —FINANCIAL INFORMATION

ITEM 1 —CONSOLIDATED FINANCIAL STATEMENTS

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

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$126.5	$98.8

Accounts receivable, net	1,632.3	1,639.0

Inventories	421.2	538.8

Recoverable customer engineering and tooling	279.2	273.2

Other	246.2	278.2

Total current assets	2,705.4	2,828.0

LONG-TERM ASSETS:

Property, plant and equipment, net	1,784.6	1,891.3

Goodwill, net	3,182.1	3,266.6

Other	337.7	389.6

Total long-term assets	5,304.4	5,547.5

	$8,009.8	$8,375.5

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Short-term borrowings	$33.9	$72.4

Accounts payable and drafts	2,253.0	2,174.0

Accrued liabilities	978.1	969.6

Current portion of long-term debt	131.3	155.6

Total current liabilities	3,396.3	3,371.6

LONG-TERM LIABILITIES:

Long-term debt	2,407.8	2,852.1

Other	608.1	551.0

Total long-term liabilities	3,015.9	3,403.1

STOCKHOLDERS’ EQUITY:

Common stock, $.01 par value, 150,000,000 authorized; 68,308,688 issued at June 30, 2001 and 67,916,682 issued at December 31, 2000	.7	.7

Additional paid-in capital	874.1	874.1

Note receivable from sale of common stock	(.1)	(.1)

Common stock held in treasury, 4,362,330 shares at June 30, 2001 and December 31, 2000, at cost	(111.4)	(111.4)

Retained earnings	1,095.9	1,036.5

Accumulated other comprehensive loss	(261.6)	(199.0)

Total stockholders’ equity	1,597.6	1,600.8

	$8,009.8	$8,375.5

The accompanying notes are an integral part of these balance sheets.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in millions, except per share data)

	Three Months Ended		Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2001	2000	2001	2000

Net sales	$3,609.4	$3,761.4	$7,113.0	$7,566.5

Cost of sales	3,297.7	3,354.4	6,536.3	6,802.5

Selling, general and administrative expenses	131.8	138.9	262.2	280.0

Amortization of goodwill	22.3	22.6	44.7	44.8

Interest expense	65.7	80.7	135.8	159.5

Other (income) expense, net	18.3	(8.5)	30.4	1.3

Income before provision for income taxes and extraordinary item	73.6	173.3	103.6	278.4

Provision for income taxes	28.7	71.6	43.6	114.7

Income before extraordinary item	44.9	101.7	60.0	163.7

Extraordinary loss on early extinguishment of debt, net of tax	—	—	.6	—

Net income	$44.9	$101.7	$59.4	$163.7

Basic net income per share:

Income before extraordinary item	$.70	$1.54	$.94	$2.48

Extraordinary loss	—	—	(.01)	—

Basic net income per share	$.70	$1.54	$.93	$2.48

Diluted net income per share:

Income before extraordinary item	$.69	$1.53	$.92	$2.45

Extraordinary loss	—	—	(.01)	—

Diluted net income per share	$.69	$1.53	$.91	$2.45

The accompanying notes are an integral part of these statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended

	June 30,	July 1,
	2001	2000

Cash Flows from Operating Activities:

Net income	$59.4	$163.7

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	200.3	199.3

Gain on disposition of businesses	(12.4)	(36.6)

Loss on write-down of other assets to net realizable value	3.1	—

Extraordinary loss, net of tax	.6	—

Net change in recoverable customer engineering and tooling	12.8	5.1

Net change in working capital items	(57.7)	(46.2)

Other, net	(2.5)	8.8

Net cash provided by operating activities before proceeds from sales of receivables	203.6	294.1

Proceeds from sales of receivables	303.0	—

Net cash provided by operating activities	506.6	294.1

Cash Flows from Investing Activities:

Additions to property, plant and equipment	(87.7)	(161.4)

Net proceeds from disposition of businesses and other assets	44.7	104.1

Other, net	6.4	(7.9)

Net cash used in investing activities	(36.6)	(65.2)

Cash Flows from Financing Activities:

Senior notes	223.4	—

Long-term borrowings, net	(682.3)	(100.2)

Short-term borrowings, net	(37.6)	(80.2)

Purchase of treasury stock	—	(50.9)

Increase (decrease) in drafts	26.8	(9.9)

Other, net	(1.1)	.7

Net cash used in financing activities	(470.8)	(240.5)

Effect of foreign currency translation	28.5	(1.7)

Net Change in Cash and Cash Equivalents	27.7	(13.3)

Cash and Cash Equivalents at Beginning of Period	98.8	106.9

Cash and Cash Equivalents at End of Period	$126.5	$93.6

Changes in Working Capital Items, Net of Effect of Dispositions:

Accounts receivable, net	$(361.0)	$(319.7)

Inventories	100.4	57.0

Accounts payable	125.8	234.0

Accrued liabilities and other	77.1	(17.5)

	$(57.7)	$(46.2)

Supplementary Disclosure:

Cash paid for interest	$157.4	$148.5

Cash paid for income taxes	$67.2	$49.2

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

(2) Dispositions

2001

     In March 2001, the Company completed the sale of its Spanish wire business for approximately $35.5 million. A gain on the sale of $12.4 million is included in other (income) expense, net in the accompanying consolidated statement of income for the six months ended June 30, 2001. The pro forma effect of this disposition would not be materially different from reported results. In addition, the Company recorded a loss of $3.1 million related to the write-down of certain other assets to net realizable value, which is included in other (income) expense, net in the consolidated statement of income for the six months ended June 30, 2001.

2000

     In June 2000, the Company completed the sale of its sealants and foam rubber business to AcoustiSeal, Inc. for approximately $92.5 million. A gain on the sale of $36.6 million is included in other (income) expense, net in the accompanying consolidated statements of income for the three and six months ended July 1, 2000. The pro forma effects of this disposition would not be materially different from reported results.

(3) 1998 Restructuring and Other Charges

     In the fourth quarter of 1998, the Company began to implement a restructuring plan designed to reduce its cost structure and improve the long-term competitive position of the Company. As a result of this restructuring plan, the Company recorded pre-tax charges of $133.0 million, consisting of $110.5 million of restructuring charges and $22.5 million of other charges. As of December 31, 2000, this restructuring was complete. The remaining accrual of $11.5 million as of December 31, 2000 consists of long-term lease commitments related to closed European facilities, of which $3.4 million of payments were made during the first six months of 2001.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(4) Restructuring Charges Related to UT Automotive

     During the second quarter of 1999, the Company began to implement restructuring plans designed to integrate the operations of the recently acquired UT Automotive, Inc. (“UT Automotive”), a wholly-owned operating unit of United Technologies Corporation. These restructuring plans were finalized during the first and second quarters of 2000. As a result of these restructuring plans, the Company recorded an adjustment to the original purchase price allocation of $32.3 million. The plans call for the termination of 899 employees, all of whom had been terminated as of June 30, 2001, and the closure of or exit from five facilities, of which four were closed or vacated as of June 30, 2001. During the second quarter of 2001, the closure of a European facility was cancelled due to a new program award in the region. The Company had previously completed all restructuring actions related to this facility with the exception of the disposition of the building, which has been idle since July 2000. Production on the new program is scheduled to begin in January 2002. As a result, the Company reduced the restructuring accrual related to severance and goodwill by $2.7 million. The following table summarizes the restructuring activity related to this acquisition (in millions):

	Accrual at				Accrual at
	December 31,		Utilized		June 30,
	2000	Adjustment	Cash	Noncash	2001

Severance	$8.5	$(2.7)	$(4.4)	$—	$1.4

Other closure costs	4.4	—	(1.6)	—	2.8

Total	$12.9	$(2.7)	$(6.0)	$—	$4.2

(5) Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories are comprised of the following (in millions):

	June 30,	December 31,
	2001	2000

Raw materials	$286.7	$322.1

Work-in-process	50.7	68.9

Finished goods	83.8	147.8

Inventories	$421.2	$538.8

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(6) Property, Plant and Equipment

     Property, plant and equipment is stated at cost. Depreciable property is depreciated over the estimated useful lives of the assets, principally using the straight-line method. A summary of property, plant and equipment is shown below (in millions):

	June 30,	December 31,
	2001	2000

Land	$102.8	$106.6

Buildings and improvements	606.1	592.7

Machinery and equipment	1,923.3	1,980.3

Total property, plant and equipment	2,632.2	2,679.6

Less – accumulated depreciation	(847.6)	(788.3)

Net property, plant and equipment	$1,784.6	$1,891.3

(7) Long-Term Debt

     Long-term debt is comprised of the following (in millions):

	June 30,	December 31,
	2001	2000

Credit agreements	$636.9	$1,173.9

Other	86.3	97.8

	723.2	1,271.7

Less – current portion	(131.3)	(155.6)

	591.9	1,116.1

8.125% Senior Notes, due 2008	215.9	—

8.11% Senior Notes, due 2009	800.0	800.0

7.96% Senior Notes, due 2005	600.0	600.0

9.50% Subordinated Notes, due 2006	200.0	200.0

8.25% Subordinated Notes, due 2002	—	136.0

	1,815.9	1,736.0

Long-term debt	$2,407.8	$2,852.1

     On March 26, 2001, the Company replaced its $2.1 billion revolving credit facility in order to extend its maturity and reduce commitments. As a result, interest rates and fees thereunder were adjusted to current market rates. In addition, the Company amended its other primary credit facilities at the same time. The Company’s primary credit facilities now consist of a $1.7 billion amended and restated credit facility, which matures on March 26, 2006, a $500 million revolving credit facility, which matures on May 4, 2004, and a $500 million term loan, having scheduled amortization which began on October 31, 2000 and a final maturity on May 4, 2004. The write-off of deferred financing fees related to the $2.1 billion revolving credit facility totaled approximately $1.0 million ($.6 million after tax), which is reflected as an extraordinary loss on

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

early extinguishment of debt, net of tax in the consolidated statement of income for the six months ended June 30, 2001.

     In connection with the UT Automotive acquisition, the Company issued $1.4 billion aggregate principal amount of senior notes, $800 million of which mature in 2009 and $600 million of which mature in 2005. In addition, on March 20, 2001, the Company issued 8.125% senior notes due 2008 (the “Eurobonds”) in an aggregate principal amount of 250 million EUR (approximately $215.9 million based on the exchange rate in effect as of June 30, 2001). The offering of the Eurobonds was not registered under the Securities Act of 1933, as amended (the “Securities Act”). Under the terms of a registration rights agreement entered into in connection with the issuance of the Eurobonds, the Company is required to complete an exchange offer of the Eurobonds for substantially identical notes registered under the Securities Act. If the Company is unable to complete the exchange offer by a specified date or under certain circumstances, the interest rate on the Eurobonds may be increased by .25% per annum. A registration statement relating to the exchange offer has been filed with the Securities and Exchange Commission but has not yet been declared effective.

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

     On May 1, 2001, the Company redeemed its 8.25% subordinated notes due 2002. The redemption was made at par. On August 9, 2001, the Company redeemed its 9.50% subordinated notes due 2006. The redemption was made at 104.75% of the aggregate principal amount of the notes. The redemptions were financed through borrowings under the Company’s primary credit facilities. As a result of the redemption of the 9.50% subordinated notes due 2006, the Company will recognize an extraordinary loss on early extinguishment of debt of approximately $12.0 million ($7.3 million after tax) in the third quarter of 2001 related to the redemption premium and the write-off of deferred financing fees.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(8) Net Income Per Share

     Basic net income per share is computed using the weighted average common shares outstanding during the period. Diluted net income per share is computed using the average share price during the period when calculating the dilutive effect of common stock equivalents. Options to purchase 3,529,050 shares of common stock of the Company at exercise prices ranging from $35.93 to $54.22 and options to purchase 3,822,250 shares of common stock of the Company at exercise prices ranging from $33.00 to $54.22 were outstanding during the three and six months ended June 30, 2001, respectively, but were not included in the computation of diluted shares outstanding, as inclusion would have resulted in antidilution. Shares outstanding are as follows:

	Three Months Ended		Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2001	2000	2001	2000

Weighted average shares outstanding	63,907,003	65,879,474	63,873,948	66,069,900

Dilutive effect of common stock equivalents	1,426,985	794,907	1,179,133	760,368

Diluted shares outstanding	65,333,988	66,674,381	65,053,081	66,830,268

(9) Comprehensive Income (Loss)

     Comprehensive income (loss) is defined as all changes in a Company’s net assets except changes resulting from transactions with stockholders. It differs from net income in that certain items currently recorded in equity would be a part of comprehensive income (loss). Comprehensive income (loss) is as follows (in millions):

	Three Months Ended		Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2001	2000	2001	2000

Net income	$44.9	$101.7	$59.4	$163.7

Other comprehensive income (loss):

Derivative instruments and hedging activities	6.5	—	(7.5)	—

Foreign currency translation adjustment	(16.2)	(25.6)	(55.1)	(56.3)

Other comprehensive income (loss)	(9.7)	(25.6)	(62.6)	(56.3)

Comprehensive income (loss)	$35.2	$76.1	$(3.2)	$107.4

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(10) Pre-Production Costs Related to Long-Term Supply Agreements

     The Company incurs pre-production engineering, research and development (“ER&D”) costs related to the products that it supplies to its customers under long-term supply agreements. The Company expenses all such costs for which reimbursement is not contractually guaranteed by the customer. During the first six months of 2001 and 2000, the Company capitalized $41.6 million and $57.0 million, respectively, of pre-production ER&D costs for products to be supplied under long-term supply agreements for which reimbursement is contractually guaranteed by the customer and is primarily in the form of lump sum recovery.

     In addition, the Company incurs pre-production tooling costs related to the products that it supplies to its customers under long-term supply agreements. During the first six months of 2001 and 2000, the Company capitalized $108.8 million and $166.5 million, respectively, of pre-production tooling costs for products to be supplied under long-term supply agreements for which reimbursement is contractually guaranteed by the customer and is primarily in the form of lump sum recovery.

(11) Segment Reporting

     The Company is organized based on product divisions. Each division reports its results from operations and makes requests for capital expenditures directly to the chief operating decision-making group. Under this organizational structure, the Company’s operating segments have been aggregated into one reportable segment. This aggregated segment consists of three divisions, each with separate management teams and infrastructures dedicated to providing complete automotive interiors to the Company’s automotive OEM customers. The Other category includes the corporate office, the technology division, geographic headquarters and elimination of intercompany activities, none of which meet the requirements of being classified as an operating segment.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The following table presents revenues and other financial information by business segment (in millions):

	Three Months Ended June 30, 2001			Six Months Ended June 30, 2001

	Automotive			Automotive
	Interiors	Other	Total	Interiors	Other	Total

Revenues	$3,608.1	$1.3	$3,609.4	$7,110.3	$2.7	$7,113.0

EBITA	220.0	(40.1)	179.9	393.3	(78.8)	314.5

Depreciation	74.5	(.1)	74.4	155.7	(.1)	155.6

Capital expenditures	35.5	1.4	36.9	85.9	1.8	87.7

Total assets	5,879.6	2,130.2	8,009.8	5,879.6	2,130.2	8,009.8

	Three Months Ended July 1, 2000			Six Months Ended July 1, 2000

	Automotive			Automotive
	Interiors	Other	Total	Interiors	Other	Total

Revenues	$3,743.2	$18.2	$3,761.4	$7,531.8	$34.7	$7,566.5

EBITA	299.7	(31.6)	268.1	561.9	(77.9)	484.0

Depreciation	72.0	3.9	75.9	146.8	7.7	154.5

Capital expenditures	71.6	4.4	76.0	156.0	5.4	161.4

Total assets	5,609.9	3,299.3	8,909.2	5,609.9	3,299.3	8,909.2

(12) Financial Instruments

Asset-backed Securitization Agreement

     In November 2000, the Company and several of its U.S. subsidiaries, through a special purpose corporation, entered into a receivables-backed receivables purchase facility (collectively, the “ABS Transaction”). The ABS Transaction is a 364-day committed facility and currently provides for maximum purchases of adjusted accounts receivable of $300 million. During the three months and six months ended June 30, 2001, the Company and its subsidiaries, through the special purpose corporation, sold adjusted accounts receivable totaling $1.2 billion and $2.6 billion, respectively, under the ABS Transaction and recognized a discount of $3.7 million and $10.1 million, respectively, which is reflected as other (income) expense, net in the consolidated statements of income for the three months and six months ended June 30, 2001.

     The special purpose corporation purchases the receivables from the Company and several of its U.S. subsidiaries and then simultaneously transfers undivided interests in the receivables to certain bank conduits which fund their purchases through the issuance of commercial paper. The Company continues to service the transferred receivables and receives an annual servicing fee of 1.0% of the sold receivables. The conduit investors and the special purpose corporation have no recourse to the Company’s or its subsidiaries’ other assets for the failure of the accounts receivable obligors to timely pay on the accounts receivable. With respect to the sold receivables, the Company’s retained interest is subordinated to the bank conduits’ undivided purchased interests. The sold receivables servicing portfolio amounted to $629.6 million as of June 30, 2001.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The following table summarizes certain cash flows received from and paid to the special purpose subsidiary (in millions):

	Three Months Ended	Six Months Ended
	June 30, 2001	June 30, 2001

Proceeds from new securitizations	$—	$300.0

Proceeds from collections reinvested in securitizations	900.0	1,700.5

Servicing fees received	1.3	2.4

Derivative Instruments and Hedging Activities

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138. In accordance with the provisions of SFAS No. 133, the Company recorded a transition adjustment upon adoption (1) to recognize its derivative instruments at fair value, resulting in a net decrease in net assets of approximately $9.0 million, (2) to recognize previously deferred net losses on derivatives designated as cash flow hedges, resulting in a net decrease in accumulated other comprehensive loss of approximately $9.2 million, and (3) to recognize the ineffective portion of cash flow hedges, the effect of which on net income was not material and is included in other (income) expense, net in the consolidated statement of income for the six months ended June 30, 2001.

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

     For a fair value hedge, both the effective and ineffective portions of the change in the fair value of the derivative are recorded in earnings and reflected in the consolidated statement of income on the same line as the gain or loss on the hedged item that is attributable to the hedged risk. For a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive loss in the consolidated balance sheet. When the underlying hedged transaction is realized, the gain or loss included in accumulated other comprehensive loss is recorded in earnings and reflected in the consolidated statements of income on the same line as the hedged item. In addition, both changes in the fair value excluded from the Company’s effectiveness assessments and the ineffective portion of changes in the fair value are recorded in earnings and reflected in the consolidated statement of income as other (income) expense, net. For a net investment hedge of a foreign operation, the effective portion of the

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

change in the fair value of the derivative is recorded in cumulative translation adjustment, which is a component of accumulated other comprehensive loss in the consolidated balance sheet. The ineffective portion of the change in the fair value of a derivative or non-derivative instrument is recorded in earnings and reflected in the consolidated statement of income as other (income) expense, net.

     The Company formally documents its hedge relationships, including the identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. Derivatives are recorded at fair value in other current assets and other current and long-term liabilities in the consolidated balance sheet. This process includes linking derivatives that are designated as hedges of specific assets, liabilities, firm commitments or forecasted transactions. The Company also formally assesses, both at inception and at least quarterly thereafter, whether a derivative used in a hedging transaction is highly effective in offsetting changes in either the fair value or cash flows of the hedged item. When it is determined that a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting.

     Forward foreign exchange, futures and option contracts — The Company uses foreign forward exchange and option contracts to reduce the effect of fluctuations in foreign exchange rates on short-term, foreign currency denominated intercompany transactions and other known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Canadian Dollar, the European Euro and the Mexican Peso. Forward foreign exchange and futures contracts are accounted for as fair value hedges when the hedged item is a recognized asset or liability or an unrecognized firm commitment. Forward foreign exchange, futures and option contracts are accounted for as cash flow hedges when the hedged item is a forecasted transaction or the variability of cash flows to be paid or received related to a recognized asset or liability.

     Interest rate swap contracts — The Company uses interest rate swap contracts to manage its exposure to fluctuations in interest rates. Interest rate swap contracts effectively fix the interest payments of certain floating rate debt instruments and are accounted for as cash flow hedges.

     As of June 30, 2001 and January 1, 2001, the net loss related to derivative instruments and hedging activities was recorded as a debit of $7.5 million and $9.2 million, respectively, in accumulated other comprehensive loss. As of June 30, 2001, all cash flow hedges mature within six months, with the exception of swap contracts related to the payment of variable interest on existing financial instruments. During the twelve month period ended June 30, 2002, the Company expects to reclassify into earnings net losses of approximately $4.2 million recorded in accumulated other comprehensive loss. Such losses will be reclassified at the time the underlying hedged transactions are realized. During the three months and six months ended June 30, 2001, amounts recognized in the consolidated statements of income related to changes in the fair value excluded from the effectiveness assessments and the ineffective portion of changes in the fair value of fair value and cash flow hedges were not material.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     Non-U.S. dollar financing transactions — The Company has designated its Euro-denominated senior notes (Note 7) as a net investment hedge of long-term investments in its Euro-functional subsidiaries. As of June 30, 2001, the amount recorded in cumulative translation adjustment related to the effective portion of a net investment hedge of a foreign operation was approximately $7.5 million.

(13) Accounting Pronouncements

Business Combinations

     The Financial Accounting Standards Board (“FASB”) has issued SFAS No. 141, “Business Combinations,” the provisions of which apply to all business combinations initiated after June 30, 2001. This statement requires that all business combinations be accounted for under the purchase method. In addition, this statement requires the separate recognition of certain intangible assets.

Goodwill and Other Intangible Assets

     The FASB has issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after December 15, 2001. Under this statement, goodwill will no longer be amortized but will be subject to impairment testing. Goodwill amortization for the year ended December 31, 2000 was approximately $90 million. We are currently assessing the potential impact of SFAS No. 142 related to the impairment testing of goodwill.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(14) Supplemental Guarantor Condensed Consolidating Financial Statements

	June 30, 2001

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

	(Unaudited, in millions)

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$(40.6)	$1.5	$165.6	$—	$126.5

Accounts receivable, net	36.4	130.1	1,465.8	—	1,632.3

Inventories	9.8	78.2	333.2	—	421.2

Recoverable customer engineering and tooling	70.9	5.4	202.9	—	279.2

Other	98.8	31.0	116.4	—	246.2

Total current assets	175.3	246.2	2,283.9	—	2,705.4

LONG-TERM ASSETS:

Property, plant and equipment, net	100.0	484.0	1,200.6	—	1,784.6

Goodwill, net	100.3	1,126.6	1,955.2	—	3,182.1

Investment in subsidiaries	2,419.4	3,115.1	—	(5,534.5)	—

Other	151.5	(1.8)	188.0	—	337.7

Total long-term assets	2,771.2	4,723.9	3,343.8	(5,534.5)	5,304.4

	$2,946.5	$4,970.1	$5,627.7	$(5,534.5)	$8,009.8

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Short-term borrowings	$30.0	$—	$3.9	$—	$33.9

Accounts payable and drafts	231.9	416.0	1,605.1	—	2,253.0

Accrued liabilities	143.4	224.4	610.3	—	978.1

Current portion of long-term debt	130.0	.7	.6	—	131.3

Total current liabilities	535.3	641.1	2,219.9	—	3,396.3

LONG-TERM LIABILITIES:

Long-term debt	2,366.7	9.5	31.6	—	2,407.8

Intercompany accounts, net	(1,812.6)	2,161.8	(349.2)	—	—

Other	259.5	160.5	188.1	—	608.1

Total long-term liabilities	813.6	2,331.8	(129.5)	—	3,015.9

STOCKHOLDERS’ EQUITY	1,597.6	1,997.2	3,537.3	(5,534.5)	1,597.6

	$2,946.5	$4,970.1	$5,627.7	$(5,534.5)	$8,009.8

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(14) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(14) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	For the Three Months Ended June 30, 2001

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

	(Unaudited, in millions)

Net sales	$258.6	$1,109.9	$3,372.3	$(1,131.4)	$3,609.4

Cost of sales	262.8	1,020.0	3,146.3	(1,131.4)	3,297.7

Selling, general and administrative expenses	25.0	12.2	94.6	—	131.8

Amortization of goodwill	1.9	7.8	12.6	—	22.3

Interest expense	8.3	42.6	14.8	—	65.7

Intercompany (income) charges, net	(99.5)	52.8	46.7	—	—

Other (income) expense, net	7.2	11.7	(.6)	—	18.3

Income (loss) before provision (credit) for income taxes and equity in net income of subsidiaries	52.9	(37.2)	57.9	—	73.6

Provision (credit) for income taxes	18.5	(13.0)	23.2	—	28.7

Equity in net income of subsidiaries	(10.5)	(57.6)	—	68.1	—

Net income	$44.9	$33.4	$34.7	$(68.1)	$44.9

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(14) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	For the Three Months Ended July 1, 2000

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

	(Unaudited, in millions)

Net sales	$261.8	$1,563.5	$2,618.3	$(682.2)	$3,761.4

Cost of sales	261.3	1,368.1	2,407.2	(682.2)	3,354.4

Selling, general and administrative expenses	61.8	22.6	54.5	—	138.9

Amortization of goodwill	1.2	7.9	13.5	—	22.6

Interest (income) expense	24.8	108.9	(53.0)	—	80.7

Intercompany (income) charges, net	(98.2)	(3.3)	101.5	—	—

Other (income) expense, net	25.2	(25.1)	(8.6)	—	(8.5)

Income (loss) before provision (credit) for income taxes and equity in net income of subsidiaries	(14.3)	84.4	103.2	—	173.3

Provision (credit) for income taxes	(8.6)	38.7	41.5	—	71.6

Equity in net income of subsidiaries	(107.4)	(30.3)	—	137.7	—

Net income	$101.7	$76.0	$61.7	$(137.7)	$101.7

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	For the Six Months Ended June 30, 2001

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

	(Unaudited, in millions)

Net sales	$494.4	$2,080.8	$5,796.9	$(1,259.1)	$7,113.0

Cost of sales	508.0	1,918.5	5,368.9	(1,259.1)	6,536.3

Selling, general and administrative expenses	50.6	26.3	185.3	—	262.2

Amortization of goodwill	2.4	15.6	26.7	—	44.7

Interest expense	33.1	82.5	20.2	—	135.8

Intercompany (income) charges, net	(181.2)	98.9	82.3	—	—

Other expense, net	8.2	10.1	12.1	—	30.4

Income (loss) before provision (credit) for income taxes and equity in net income of subsidiaries	73.3	(71.1)	101.4	—	103.6

Provision (credit) for income taxes	25.6	(24.8)	42.8	—	43.6

Equity in net income of subsidiaries	(12.3)	(113.1)	—	125.4	—

Income before extraordinary item	60.0	66.8	58.6	(125.4)	60.0

Extraordinary loss on early extinguishment of debt, net of tax	.6	—	—	—	.6

Net income	$59.4	$66.8	$58.6	$(125.4)	$59.4

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS –   (Continued)

(14) Supplemental Guarantor Condensed Consolidating Financial Statements —     (continued)

	For the Six Months Ended July 1, 2000

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

	(Unaudited, in millions)

Net sales	$546.6	$3,210.5	$5,314.4	$(1,505.0)	$7,566.5

Cost of sales	554.9	2,824.8	4,927.8	(1,505.0)	6,802.5

Selling, general and administrative expenses	95.4	41.8	142.8	—	280.0

Amortization of goodwill	2.2	16.1	26.5	—	44.8

Interest (income) expense	51.7	153.7	(45.9)	—	159.5

Intercompany (income) charges, net	(154.2)	38.0	116.2	—	—

Other (income) expense, net	22.3	(21.9)	.9	—	1.3

Income (loss) before provision (credit) for income taxes and equity in net income of subsidiaries	(25.7)	158.0	146.1	—	278.4

Provision (credit) for income taxes	(15.4)	75.6	54.5	—	114.7

Equity in net income of subsidiaries	(174.0)	(59.5)	—	233.5	—

Net income	$163.7	$141.9	$91.6	$(233.5)	$163.7

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS –    (Continued)

(14) Supplemental Guarantor Condensed Consolidating Financial Statements —    (continued)

	For the Six Months Ended June 30, 2001

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

	(Unaudited, in millions)

Net cash provided by operating activities	$176.8	$301.9	$27.9	$—	$506.6

Cash Flows from Investing Activities:

Additions to property, plant and equipment	(4.4)	(20.0)	(63.3)	—	(87.7)

Net proceeds from disposition of businesses and other assets	—	—	44.7	—	44.7

Other, net	—	—	6.4	—	6.4

Net cash used in investing activities	(4.4)	(20.0)	(12.2)	—	(36.6)

Cash Flows from Financing Activities:

Senior notes	223.4	—	—	—	223.4

Long-term borrowings, net	(638.6)	—	(43.7)	—	(682.3)

Short-term borrowings, net	(26.5)	—	(11.1)	—	(37.6)

Increase (decrease) in drafts	50.0	(3.8)	(19.4)	—	26.8

Change in intercompany accounts	171.6	(284.8)	113.2	—	—

Other, net	—	—	(1.1)	—	(1.1)

Net cash used in financing activities	(220.1)	(288.6)	37.9	—	(470.8)

Effect of foreign currency translation	—	—	28.5	—	28.5

Net Change in Cash and Cash Equivalents	(47.7)	(6.7)	82.1	—	27.7

Cash and Cash Equivalents at Beginning of Period	7.1	8.2	83.5	—	98.8

Cash and Cash Equivalents at End of Period	$(40.6)	$1.5	$165.6	$—	$126.5

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS –   (Continued)

(14) Supplemental Guarantor Condensed Consolidating Financial Statements —     (continued)

	For the Six Months Ended July 1, 2000

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

	(Unaudited, in millions)

Net cash provided by operating activities	$23.4	$229.3	$41.4	$—	$294.1

Cash Flows from Investing Activities:

Additions to property, plant and equipment	(25.9)	(40.1)	(95.4)	—	(161.4)

Net proceeds from disposition of businesses and other assets	—	95.1	9.0	—	104.1

Other, net	(7.5)	.3	(.7)	—	(7.9)

Net cash used in investing activities	(33.4)	55.3	(87.1)	—	(65.2)

Cash Flows from Financing Activities:

Long-term borrowings, net	48.3	1.1	(149.6)	—	(100.2)

Short-term borrowings, net	(66.5)	—	(13.7)	—	(80.2)

Purchase of treasury stock	(50.9)	—	—	—	(50.9)

Increase (decrease) in drafts	2.0	(30.1)	18.2	—	(9.9)

Change in intercompany accounts	102.8	(253.7)	150.9	—	—

Other, net	.7	—	—	—	.7

Net cash used in financing activities	36.4	(282.7)	5.8	—	(240.5)

Effect of foreign currency translation	—	4.4	(6.1)	—	(1.7)

Net Change in Cash and Cash Equivalents	26.4	6.3	(46.0)	—	(13.3)

Cash and Cash Equivalents at Beginning of Period	.2	8.7	98.0	—	106.9

Cash and Cash Equivalents at End of Period	$26.6	$15.0	$52.0	$—	$93.6

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS –   (Continued)

(14) Supplemental Guarantor Condensed Consolidating Financial Statements —     (continued)

     Basis of Presentation —In connection with the acquisition of UT Automotive, the Company issued $1.4 billion aggregate principal amount of senior notes, which consist of $600 million aggregate principal amount of 7.96% senior notes due May 15, 2005 and $800 million aggregate principal amount of 8.11% senior notes due May 15, 2009. Certain of Lear’s domestic wholly-owned subsidiaries (the “Guarantors”) irrevocably and unconditionally fully guaranteed, on a joint and several basis, the punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all of the Company’s obligations under the senior notes, including the Company’s obligations to pay principal, premium, if any, and interest with respect to the senior notes. The Guarantors on the date of the indenture were Lear Operations Corporation and Lear Corporation Automotive Holdings (formerly, UT Automotive). Effective as of May 2, 2000, Lear Seating Holdings Corp. #50 and Lear Corporation EEDS and Interiors became Guarantors under the indenture governing the senior notes. The Guarantors have also unconditionally fully guaranteed, on a joint and several basis, the Company’s obligation under the senior notes issued in March 2001 (Note 7). In lieu of providing separate unaudited financial statements for the Guarantors, the Company has included the unaudited consolidating condensed financial statements on pages 17 to 24. All supplemental guarantor condensed consolidating financial statements reflect Lear Operations Corporation, Lear Corporation Automotive Holdings, Lear Seating Holdings Corp. #50 and Lear Corporation EEDS and Interiors as Guarantors for all periods presented. Management does not believe that separate financial statements of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented.

     Distributions —There are no significant restrictions on the ability of the Guarantors to make distributions to the Company.

     Selling and Administrative Expenses —The Parent allocated $19.3 million and $26.8 million for the three month periods ended June 30, 2001 and July 1, 2000, respectively, and $41.5 million and $47.6 million for the six month periods ended June 30, 2001 and July 1, 2000, respectively, of corporate selling and administrative expenses to its operating subsidiaries. The allocations were based on various factors, which estimate usage of particular corporate functions, and in certain instances, other relevant factors, such as the revenues or headcount of the Company’s subsidiaries.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS –   (Continued)

(14) Supplemental Guarantor Condensed Consolidating Financial Statements —      (continued)

     Long-term debt of the Parent and the Guarantors —  Long-term debt of the Parent and the Guarantors on a combined basis consisted of the following as of June 30, 2001 and December 31, 2000 (in millions):

	June 30,	December 31,
	2001	2000

Senior notes	$1,615.9	$1,400.0

Credit agreement	636.9	1,107.0

Other long-term debt	54.1	79.2

Subordinated notes	200.0	336.0

	2,506.9	2,922.2

Less — current portion	(130.7)	(150.7)

	$2,376.2	$2,771.5

     The obligations of foreign subsidiary borrowers under the credit agreement are guaranteed by the Parent.

     For a more detailed description of the above indebtedness, see Note 7 to the consolidated financial statements.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We are the fifth largest automotive supplier in the world. Our sales have grown from $4.7 billion for the year ended December 31, 1995 to $14.1 billion for the year ended December 31, 2000. The major sources of this growth have been new program awards and the implementation of a strategic acquisition plan to capitalize on supplier consolidation trends in the automotive industry. Our customers are the major automotive manufacturers, including General Motors, Ford, DaimlerChrysler, Fiat, BMW, Volkswagen, Peugeot, Toyota, Subaru and Renault. As a result, our operations are directly affected by automotive vehicle production. The general slowdown in the North American automotive industry, which began in the second half of 2000, has had, and we believe will continue to have, a negative impact on our sales, net income and other results of operations. In recent months, global automotive production has also declined. Therefore, our reported results of operations for the periods during 2000 and for the year 2000 are not indicative of our expected results of operations for the comparable periods in 2001.

Results of Operations

Three Months Ended June 30, 2001 vs. Three Months Ended July 1, 2000

     Net sales in the quarter ended June 30, 2001 declined by 4.0% to $3.6 billion from $3.8 billion in the quarter ended July 1, 2000. Lower production volumes on existing programs in North America, foreign exchange rate fluctuations and divestitures negatively impacted net sales by approximately $243 million, $110 million and $50 million, respectively. These factors were partially offset by new business.

     Gross profit and gross margin were $312 million and 8.6%, respectively, in the quarter ended June 30, 2001 as compared to $407 million and 10.8%, respectively, in the quarter ended July 1, 2000. The decrease in gross profit and gross margin was primarily due to the impact of customer production shutdowns, which reduced gross profit by approximately $55 million, and divestitures, which reduced gross profit by approximately $10 million. In addition, increased costs associated with new programs and launches and foreign exchange rate fluctuations contributed $8 million and $6 million, respectively, to the decrease in gross profit.

     Selling, general and administrative expenses, including research and development, decreased from $139 million in the three months ended July 1, 2000 to $132 million in the three months ended June 30, 2001, primarily as a result of cost reduction initiatives. As a percentage of net sales, selling, general and administrative expenses were 3.7% in the second quarter of 2001 and 2000.

     Included in cost of goods sold and selling, general and administrative expenses are net severance costs of approximately $3 million and $3 million, respectively, related to actions to reduce our cost base, which were completed during the second quarter of 2001. Approximately 2,700 employees in our worldwide workforce were terminated during this period.

     Interest expense decreased to $66 million in the second quarter of 2001 from $81 million in the second quarter of 2000. Our reduced debt balance, lower interest rates and our receivables-backed securitization financing agreements (the “ABS facility”) favorably impacted interest expense by approximately $8 million, $4 million and $4 million, respectively.

     Other (income) expense, which includes state and local taxes, foreign currency exchange, minority interests in consolidated subsidiaries, equity in net income of affiliates and other non-operating expenses, was $18 million of expense in the second quarter of 2001 as compared to $9 million of income in the second quarter of 2000. During the second quarter of 2000, we recorded a gain of $37 million related to the sale of our sealants and foam rubber business. In addition, during this period, we recorded non-recurring expenses of $14 million, which included the disposal of idle equipment. Excluding non-recurring transactions, other (income) expense was $14 million of expense in the second quarter of 2000. The increase in other (income) expense in the second quarter of 2001, as compared to the adjusted amount in the second quarter of 2000, was primarily due to a recurring discount of approximately $4 million related to the transfer of accounts receivable under the ABS facility.

     The provision for income taxes in the current quarter was $29 million, representing an effective tax rate of 39.0%, as compared to $72 million, representing an effective tax rate of 41.3%, in the prior year. Net income in the second quarter of 2001 was $45 million, or $.69 per share, as compared to $102 million, or $1.53 per share, in the second quarter of 2000.

Six Months Ended June 30, 2001 vs. Six Months Ended July 1, 2000

     Net sales in the first six months of 2001 declined by 6.0% to $7.1 billion from $7.6 billion in the first six months of 2000. Lower global production volumes on existing programs, foreign exchange rate fluctuations and divestitures negatively impacted net sales by approximately $748 million, $225 million and $109 million, respectively. These factors were partially offset by new business.

     For the six months ended June 30, 2001, gross profit and gross margin were $577 million and 8.1%, respectively, as compared to $764 million and 10.1%, respectively, for the six months ended July 1, 2000. The decrease in gross profit in the current period was primarily the result of customer production shutdowns, which contributed approximately $151 million to the decrease, divestitures, which contributed approximately $21 million to the decrease, and increased costs associated with new programs and launches, which contributed approximately $19 million to the decrease.

     Selling, general and administrative expenses, including research and development, decreased from $280 million in the first six months of 2000 to $262 million in the first six months of 2001, primarily as a result of cost reduction initiatives. As a percentage of net sales, selling, general and administrative expenses were 3.7% in the first six months of 2001 and 2000.

     Included in cost of goods sold and selling, general and administrative expenses are net severance costs of approximately $5 million and $5 million, respectively, related to actions to reduce our cost base, which were completed during the first six months of 2001. Approximately 4,800 employees in our worldwide workforce were terminated during this period.

     In the six months ended June 30, 2001 interest expense decreased to $136 million from

$160 million in the six months ended July 1, 2000. Our reduced debt balance, lower interest rates and the ABS facility favorably impacted interest expense by approximately $13 million, $2 million and $8 million, respectively.

     Other (income) expense, which includes state and local taxes, foreign currency exchange, minority interests in consolidated subsidiaries, equity in net income of affiliates and other non-operating expenses, was $30 million in the six months ended June 30, 2001 as compared to $1 million in the six months ended July 1, 2000. During the first quarter of 2001, we recorded a gain of $12 million related to the sale of our Spanish wire business as well as a loss of $3 million related to the write-down of certain other assets to net realizable value. In addition, during the first six months of 2001, we recognized a discount of $10 million, of which approximately $3 million was non-recurring, related to the transfer of accounts receivable under the ABS facility. Excluding these non-recurring transactions, other (income) expense was $37 million in the first six months of 2001. During the second quarter of 2000, we recorded a gain of $37 million related to the sale of our sealants and foam rubber business. In addition, we recorded non-recurring expenses of $14 million, which included the disposal of idle equipment. Excluding these non-recurring transactions, other (income) expense was $24 million in the first six months of 2000. On an adjusted basis, the increase in other (income) expense for the first six months of the current year as compared to the first six months of the prior year was primarily due to a recurring discount of approximately $7 million related to the transfer of accounts receivable under the ABS facility and an increase of approximately $10 million in foreign currency exchange losses.

     The provision for income taxes in the current period was $44 million, representing an effective tax rate of 42.1%, as compared to $115 million, representing an effective tax rate of 41.2%, in the prior year. After adjusting for the non-recurring transactions discussed above, our effective tax rate was 39.1% and 41.0% in the first six months of 2001 and 2000, respectively. Net income in the six months ended June 30, 2001 was $59 million, or $.91 per share, as compared to $164 million, or $2.45 per share, in the six months ended July 1, 2000.

Restructuring and Other Charges

     In the fourth quarter of 1998, the Company began to implement a restructuring plan designed to reduce its cost structure and improve the long-term competitive position of the Company. As a result of this restructuring plan, the Company recorded pre-tax charges of $133.0 million, consisting of $110.5 million of restructuring charges and $22.5 million of other charges. As of December 31, 2000, this restructuring was complete. The remaining accrual of $11.5 million as of December 31, 2000 consists of long-term lease commitments related to closed European facilities, of which $3.4 million of payments were made during the first six months of 2001.

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

Cash Flow

     Cash flows from operating activities generated $507 million during the first six months of 2001 as compared to $294 million during the first six months of 2000. Excluding the proceeds of $303 million from sales of receivables under the ABS facility, operating activities were a source of cash of $204 million in the current period. This decrease was primarily the result of the decline in net income in the first six months of 2001 to $59 million from $164 million in the first six months of 2000. Depreciation and amortization was $200 million and $199 million for the first six months of 2001 and 2000, respectively.

     Net cash used in investing activities decreased from $65 million in the first six months of 2000 to $37 million in the first six months of 2001. Capital expenditures decreased from $161 million in the first six months of 2000 to $88 million in the first six months of 2001. This was largely offset by a decrease in proceeds from divestitures from $104 million in the six months ended July 1, 2000 to $45 million in the six months ended June 30, 2001. We currently anticipate capital expenditures of $250 million to $275 million for 2001.

     Net cash used in financing activities increased from $240 million in the six months ended July 1, 2000 to $471 million in the six months ended June 30, 2001 due to the utilization of the proceeds from the ABS facility to reduce debt under our primary credit facilities.

Capitalization

     We utilize uncommitted lines of credit to satisfy a portion of our short-term working capital requirements. For the six months ended June 30, 2001 and for the years ended December 31, 2000 and 1999, our average outstanding unsecured short-term debt balances were $37 million, $77 million and $88 million, respectively. Weighted average short-term interest rates were 6.5%, 6.7% and 5.5% for the respective periods.

     We utilize a combination of committed credit facilities and longer term senior and subordinated notes to fund our capital expenditure and base working capital requirements. For the six months ended June 30, 2001 and for the years ended December 31, 2000 and 1999, our average outstanding long-term debt balances were $2.8 billion, $3.3 billion and $2.7 billion, respectively. Weighted average long-term interest rates (including rates under our committed credit facilities) were 7.5%, 7.3% and 6.6% for the respective periods.

     On March 26, 2001, we replaced our $2.1 billion revolving credit facility in order to extend its maturity and reduce commitments. As a result, interest rates and fees thereunder were adjusted to current market rates. In addition, we amended our other primary credit facilities at the same time. Our primary credit facilities now consist of a $1.7 billion amended and restated credit facility, which matures on March 26, 2006, a $500 million revolving credit facility, which matures on May 4, 2004, and a $500 million term loan, having scheduled amortization which began on October 31, 2000 and a final maturity on May 4, 2004. As of June 30, 2001, $400 million was outstanding under the term loan.

     On March 20, 2001, we issued 8.125% senior notes due 2008 (the “Eurobonds”) in an aggregate principal amount of 250 million EUR (approximately $216 million based on the exchange rate in effect as of June 30, 2001). The offering of the Eurobonds was not registered under the Securities Act of 1933, as amended (the "Securities Act"). Under the terms of a registration rights agreement entered into in connection with the issuance of the Eurobonds, we are required to complete an exchange offer of the Eurobonds for substantially identical notes registered under the Securities Act. If we are unable to complete the exchange offer by a specified date or under certain other circumstances, the interest rate on the Eurobonds may be increased by .25% per annum. A registration statement relating to the exchange offer has been filed with the Securities and Exchange Commission but has not yet been declared effective.

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

     As of June 30, 2001, we had $.6 billion outstanding under our primary credit facilities and $56.1 million committed under outstanding letters of credit, resulting in unused and available under our primary credit facilities of more than $1.0 billion. In addition to debt outstanding under our primary credit facilities, we had $2.0 billion of debt, including short-term borrowings, outstanding as of June 30, 2001, consisting primarily of $1.4 billion of senior notes due between 2005 and 2009 and 250 million EUR (approximately $216 million based on the exchange rate in effect as of June 30, 2001) of senior notes due 2008. This amount also included $200 million aggregate principal amount of 9.50% subordinated notes due 2006 which have since been redeemed.

     Our primary credit facilities provide for scheduled term loan repayments of $50 million in the last six months of 2001, $125 million in 2002, $150 million in 2003 and $75 million in 2004. In addition, scheduled interest payments on our outstanding senior notes are $65 million in the last six months of 2001, $131 million in 2002, $131 million in 2003 and $131 million in 2004.

     On May 1, 2001, we redeemed our 8.25% subordinated notes due 2002. The redemption was made at par. On August 9, 2001, we redeemed our 9.50% subordinated notes due 2006. The redemption was made at 104.75% of the aggregate principal amounts of the notes. The redemptions were financed through borrowings under our primary credit facilities. As a result of the redemption of the 9.50% subordinated notes due 2006, we will recognize an extraordinary loss on early extinguishment of debt of approximately $12.0 million ($7.3 million after tax) in the third quarter of 2001 related to the redemption premium and the write-off of deferred financing fees.

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

Foreign Exchange

     Operating results may be impacted by our buying, selling and financing in currencies other than the functional currency of our operating companies (“transactional exposure”). We mitigate this risk by entering into forward foreign exchange, futures and option contracts. Forward foreign exchange contracts are executed with banks that we believe are creditworthy. The gains and losses related to foreign currency contracts are deferred and included in the measurement of the foreign currency transaction subject to the hedge. Gains and losses incurred related to forward foreign exchange contracts hedging recognized assets or liabilities or unrecognized firm commitments are reflected in earnings and are generally offset by the gains and losses incurred related to the hedged items. Gains and losses incurred related to forward foreign exchange, futures and options contracts hedging forecasted transactions or the variability of cash flows to be received or paid related to a recognized asset or liability are deferred in accumulated other comprehensive loss and reflected in earnings when the underlying hedged transactions are realized.

     Our most significant foreign currency transactional exposures relate to Canada, the European Monetary Union and Mexico. We have performed a quantitative analysis of our overall currency rate exposure as of June 30, 2001. The potential adverse earnings impact from a hypothetical 10% weakening of the U.S. dollar relative to all other currencies for a twelve month period is approximately $4 million.

     As of June 30, 2001, contracts representing $288 million of notional amount were outstanding with maturities of less than one year. The fair value of these foreign exchange contracts as of June 30, 2001 was approximately a positive $9 million. A 10% change in exchange rates would result in a $10 million change in market value.

     In addition to the above transactional exposure, our operating results are impacted by the translation of our foreign operating income into U.S. dollars (“translation exposure”). We do not enter into foreign currency contracts to mitigate this exposure.

Interest Rates

     We use a combination of fixed and variable rate debt and interest rate swap and option contracts to manage our exposure to interest rate movements. Our exposure to variable interest rates on outstanding floating rate debt instruments indexed to U.S. or European Monetary Union short-term money market rates is partially managed by the use of interest rate swap contracts to convert variable rate debt to fixed rate debt, matching effective and maturity dates to specific debt instruments. These interest rate swap contracts are executed with banks that we believe are creditworthy and are denominated in currencies that match the underlying debt instrument. Interest rate swap contracts are recorded at their fair value in the consolidated balance sheets with changes in fair value recorded in accumulated other comprehensive loss for interest rate swap contracts designated as cash flow hedges. See Note 12 to our consolidated financial statements. Reclassifications from accumulated other comprehensive loss into earnings are recorded as adjustments to interest expense in the consolidated statements of income.

     We have performed a quantitative analysis of our overall interest rate exposure as of June 30, 2001. This analysis assumes an instantaneous 100 basis point parallel shift in interest rates at all points of the yield curve. The potential adverse earnings impact from this hypothetical increase for a twelve month period is approximately $8 million.

     As of June 30, 2001, contracts representing $680 million of notional amount were outstanding with maturity dates between June 2003 and December 2003. The fair value of outstanding interest rate swap agreements as of June 30, 2001 was approximately a negative $17 million. A 100 basis point parallel increase in interest rates would increase the market value of these instruments by approximately $13 million. A similar decrease in interest rates would result in a $13 million decline in market value.

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

The following table summarizes the loss contract accrual activity related to these acquisitions (in millions):

	Accrual at		Accrual at
	December 31,		June 30,
	2000	Utilized	2001

Lear-Donnelly	$6.1	$2.2	$3.9

UT Automotive	11.5	1.1	10.4

Peregrine	7.9	2.6	5.3

Delphi	27.3	2.3	25.0

During the first six months of 2000, we utilized $3.7 million, $3.3 million and $5.6 million of the loss contract accruals related to the UT Automotive, Peregrine and Delphi acquisitions, respectively.

Business Combinations

     The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations;” the provisions of which apply to all business combinations initiated after June 30, 2001. This statement requires that all business combinations be accounted for under the purchase method. In addition, this statement requires the separate recognition of certain intangible assets.

Goodwill and Other Intangible Assets

     The FASB has issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after December 15, 2001. Under this statement, goodwill will no longer be amortized but will be subject to impairment testing. Goodwill amortization for the year ended December 31, 2000 was approximately $90 million. We are currently assessing the potential impact of SFAS No. 142 related to the impairment testing of goodwill.

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

Principal important factors, risks and uncertainties that may cause actual results to differ from those expressed in our forward-looking statements include, but are not limited to:

•	general economic conditions in the market in which we operate;

•	fluctuations in worldwide or regional automobile and light truck production;

•	financial or market declines of our customers;

•	labor disputes involving us or our significant customers;

•	changes in practices and/or policies of our significant customers towards outsourcing automotive components and systems;

•	our success in achieving cost reductions that offset or exceed customer-mandated selling price reductions;

•	liabilities arising from legal proceedings to which we are or may become a party or claims against us or our products;

•	increases in our warranty costs;

•	fluctuations in currency exchange rates;

•	changes in technology and technological risks;

•	raw material shortages; and

•	other risks detailed from time to time in our Securities and Exchange Commission filings.

We do not intend to assume any obligation to update any of these forward-looking statements.

LEAR CORPORATION

PART II — OTHER INFORMATION

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Stockholders of Lear Corporation was held on May 3, 2001. At the meeting, the following matters were submitted to a vote of the stockholders of Lear Corporation. Pursuant to the rules of the New York Stock Exchange, there were no broker non-voters in any of the matter described below.

(1)	The election of three directors to hold office until the 2003 Annual Meeting of Stockholders. The vote with respect to each nominee was as follows:

Nominee	For	Withheld

Larry W. McCurdy	56,588,926	1,131,307

Roy E. Parrott	56,583,778	1,136,455

Kenneth L. Way	56,544,932	1,175,301

(2)	The approval of the Amended and Restated Long-Term Stock Incentive Plan.

For	Withheld	Abstain

49,164,709	8,459,651	95,873

(3)	The appointment of the firm of Arthur Andersen LLP as independent auditors of Lear Corporation for the year ending December 31, 2001.

For	Withheld	Abstain

57,421,328	244,281	54,624

ITEM 6 —EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

None.

(b)	Reports on Form 8-K.

On June 6, 2001, the Company filed a Current Report on Form 8-K reporting the anticipated impact of certain automotive production cuts.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION

Dated: August 14, 2001	By:	/s/ Donald J. Stebbins

Donald J. Stebbins Senior Vice President and Chief Financial Officer

	By:	/s/ David C. Wajsgras

David C. Wajsgras Vice President and Corporate Controller