Form 10-K405/A
period 2000-12-31
LEAR CORP /DE/
filed 2001-10-09
CIK 842162

FORM 10-K/A

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

CROSS REFERENCE SHEET
AND

			Page Number
			or Reference

		PART I

ITEM	1.	Business	1

ITEM	2.	Properties	13

ITEM	3.	Legal proceedings	15

ITEM	4.	Submission of matters to a vote of security holders	15

		PART II

ITEM	5.	Market for the Company’s common stock and related stockholder matters	16

ITEM	6.	Selected financial data	17

ITEM	7.	Management’s discussion and analysis of financial condition and results of operations	19

ITEM	8.	Consolidated financial statements and supplementary data	25

ITEM	9.	Changes in and disagreements with accountants on accounting and financial disclosure	67

		PART IV

ITEM	14.	Exhibits, financial statement schedule and reports on Form 8-K	68

		EXPLANATORY NOTE

This amendment to the Form 10-K of Lear Corporation (the “Company”) for its fiscal year ended December 31, 2000 is being filed to disclose separate financial information regarding Lear’s three reportable operating segments. The consolidated financial information included in this amendment does not differ from the financial information included in the original Form 10-K but, in some cases, is presented on a disaggregated basis in a manner consistent with the Company’s organizational structure as of December 31, 2000. The sections in this amendment that have been revised from the original filing are "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview and Results of Operations” and Note 14 to the Consolidated Financial Statements. Certain other sections from the original Form 10-K have been included in this amendment for the convenience of the reader but have not been revised or updated. Parts III and IV of the original Form 10-K are not included herein and have not been amended, except to disclose the exhibit to this Report.

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

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

We are the fifth largest automotive supplier in the world. Our sales have grown rapidly from $4.7 billion for the year ended December 31, 1995 to $14.1 billion for the year ended December 31, 2000. The major sources of this growth have been new program awards and the implementation of a strategic acquisition plan to capitalize on supplier consolidation trends in the automotive industry. Our customers are the major automotive manufacturers, including General Motors, Ford, DaimlerChrysler, Fiat, BMW, Volkswagen, Peugeot, Toyota, Subaru and Renault. As a result, our operations are directly affected by automotive vehicle production. The general slowdown in the North American automotive industry, which began in the second half of 2000, has had, and we believe will continue to have, a negative impact on our sales, net income and other results of operations. In recent months, automotive production in several European markets has also declined. Ford, one of our largest customers, recently announced reductions in its production schedule for the second half of 2001 due partially to deteriorating economic conditions. In addition, the terrorist attacks in the United States on September 11, 2001 may result in a further decline in production volumes for the remainder of 2001. Therefore, our reported results of operations for the periods during 2000 are not indicative of our expected results of operations for the comparable periods in 2001.

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

Reportable Operating Segments
Certain of the financial information presented below is for our three reportable operating segments for the periods presented. These segments are: seat and seat covers, which includes seat systems and certain components thereof; interior and seat components, which includes flooring and acoustic systems, door panels, instrument panels, headliners, certain seat components and other interior products; and interior wiring, which includes electronic and electrical distribution systems, interior control systems and wireless systems.

Seat and seat covers —
Seat and seat covers net sales were $8.6 billion for the year ended December 31, 2000 as compared to $7.9 billion for the year ended December 31, 1999, an increase of $.7 billion or 9.1%. This increase was primarily due to new programs and increased production on existing customer programs, which accounted for an increase of $.9 billion. This increase was partially offset by the negative impact of foreign currency exchange. Seat and seat covers operating income and operating margin, excluding amortization of goodwill and restructuring and other credits, were $495 million and 5.8% for the year ended December 31, 2000 as compared to $518 million and 6.6% for the year ended December 31, 1999, primarily due to higher engineering costs, European start-up expenses and the negative impact of foreign currency exchange. These decreases were partially offset by new programs and increased production on existing customer programs, which accounted for a $120 million increase in seat and seat covers operating income.

Interior and seat components —
Interior and seat components net sales were $3.3 billion for 2000 as compared to $3.0 billion for 1999, an increase of $.3 billion or 8.9%. This increase was primarily the result of new programs and increased production on existing customer programs, which contributed an increase of $.3 billion, as well as the impact of our acquisitions, principally UT Automotive, which collectively contributed an increase of $.3 billion. These increases were partially offset by the effect of our divestitures, which reduced interior and seat components net sales by $.1 billion, and the negative impact of foreign currency exchange. Interior and seat components operating income and operating margin, excluding amortization of goodwill and restructuring and other credits, were $313 million and 9.5% for 2000 as compared to $250 million and 8.3% for 1999. Interior and seat components operating income benefited from new programs and increased production on existing customer programs, which accounted for $29 million of the increase, as well as from the impact of our acquisitions, principally UT Automotive, which collectively accounted for $24 million of the increase. Interior and seat components operating income and operating margin also benefited from one-time synergy savings, resulting from the UT Automotive acquisition.

Interior wiring —
Interior wiring net sales were $2.2 billion for the current year as compared to $1.5 billion for the prior year, an increase of $.7 billion or 43.2%. This increase was primarily due to the full year impact of our acquisition of UT Automotive, which was acquired on May 4, 1999 and accounted for an increase of $.8 billion. This increase was partially offset by the negative impact of foreign currency exchange. Interior wiring operating income and operating margin, excluding amortization of goodwill and restructuring and other credits, were $252 million and 11.6% for the current year as compared to $145 million and 9.5% for the prior year. The increase in interior wiring operating income was primarily the result of the full year impact of our acquisition of UT Automotive, which contributed $87 million to the increase, as well as new programs and increased production on existing customer programs, which contributed $8 million to the increase. Interior wiring operating income and operating margin also benefited from one-time synergy savings, resulting from the UT Automotive acquisition.

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

Reportable Operating Segments

Seat and seat covers —
Seat and seat covers net sales for the year ended December 31, 1999 were $7.9 billion as compared to $6.7 billion for the year ended December 31, 1998, an increase of $1.2 billion or 18.4%. This increase was primarily the result of new business and product content increases, which contributed $.4 billion to the increase, and the impact of our acquisitions, which collectively contributed $.6 billion to the increase. In addition, approximately $.2 billion of the increase in seat and seat covers net sales reflects the adverse impact of the General Motors work stoppage in 1998. These increases were partially offset by reduced volumes in South America. Seat and seat covers operating income and operating margin, excluding amortization of goodwill and restructuring and other charges (credits), were $518 million and 6.6% for the year ended December 31, 1999 as compared to $417 million and 6.3% for the year ended December 31, 1998. The increase in seat and seat covers operating income was partially the result of the impact of our acquisitions, which collectively accounted for $18 million of the increase. In addition, approximately $35 million of the increase in operating income reflects the adverse impact of the General Motors work stoppage in 1998. Operating income also benefited from sales leveraging, the positive impact of the 1998 restructuring and continued cost-cutting efforts. These increases in operating income were partially offset by additional launch costs in South America.

Interior and seat components —
Interior and seat components net sales were $3.0 billion for 1999 as compared to $2.4 billion for 1998, an increase of $.6 billion or 25.9%. This increase was primarily due to new business and product content increases, which accounted for $.1 billion of the increase, and the impact of our acquisitions, which collectively accounted for $.7 billion of the increase. These increases were partially offset by the negative impact of foreign currency exchange. Interior and seat component operating income and operating margin, excluding amortization of goodwill and restructuring and other charges (credits), were $250 million and 8.3% for 1999 as compared to $239 million and 10.0% for 1998. The increase in interior and seat components operating income was primarily the result of the impact of our acquisitions, which collectively contributed $4 million to the increase, as well as the adverse effect of the General Motors work stoppage, which reduced 1998 operating income by $4 million. The decline in operating margin was primarily the result of lower margins on products sold by certain recently acquired businesses.

Interior wiring —
We acquired our interior wiring division in May 1999 as part of our acquisition of UT Automotive. Interior wiring net sales were $1.5 billion for 1999. Interior wiring operating income and operating margin, excluding amortization of goodwill and restructuring and other charges (credits), were $145 million and 9.5% for 1999.

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

/s/ ARTHUR ANDERSEN LLP

Detroit, Michigan,

January 26, 2001 (except with respect to the information contained in Note 14, as to which the date is October 9, 2001).

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

(14) Segment Reporting

The Company applies the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

The Company has three reportable operating segments. The seat and seat covers segment includes seat systems and certain components thereof, including seat covers, headrests and armrests. The interior and seat components segment includes flooring and acoustic systems, door panels, instrument panels, headliners, certain seat components, including seat frames and seat tracks, as well as other interior products. The interior wiring segment includes electronic and electrical distribution systems, primarily wire harnesses, interior control systems and wireless systems. Each of the Company’s operating segments consists of a separate management team and infrastructure dedicated to providing complete automotive interiors to its respective automotive OEM customers. Each of the Company’s operating segments reports its results from operations and makes its requests for capital expenditures directly to the chief operating decision-making group. The economic performance of the Company’s operating segments is mainly driven by automobile production volumes in the geographic regions in which they operate as well as by the success of the vehicle platforms for which the Company supplies products. Also, each operating segment operates in the competitive “Tier 1” automotive supplier environment and is continually working with its customers to manage costs without sacrificing quality. The Company’s manufacturing facilities generally use just-in-time manufacturing techniques to produce and distribute their automotive interior products. The Company’s production processes generally make use of unskilled labor, dedicated facilities, sequential manufacturing processes and commodity raw materials. The Other category includes the corporate office, geographic headquarters, the technology division and the elimination of intercompany activities, none of which meet the requirements of being classified as an operating segment.

The accounting policies of the Company’s operating segments are the same as those described in Note 2, "Summary of Significant Accounting Policies." The Company evaluates the performance of its operating segments based primarily on revenues from external customers, operating income before amortization (“EBITA”) and cash flow, being defined as EBITA less capital expenditures plus depreciation.

The following table presents revenues from external customers and other financial information by reportable operating segment (in millions):

			2000

	Seat and	Interior and	Interior
	Seat Covers	Seat Components	Wiring	Other	Consolidated

Revenues from external customers	$8,592.9	$3,290.4	$2,182.7	$6.8	$14,072.8

EBITA	494.5	313.3	252.3	(134.8)	925.3

Depreciation	99.3	105.5	75.7	21.8	302.3

Capital expenditures	101.6	155.7	59.2	5.8	322.3

Total assets	3,160.4	947.0	1,591.6	2,676.5	8,375.5

			1999

	Seat and	Interior and	Interior
	Seat Covers	Seat Components	Wiring	Other	Consolidated

Revenues from external customers	$7,876.0	$3,020.2	$1,524.0	$8.6	$12,428.8

EBITA (1)	517.6	249.9	144.6	(122.2)	789.9

Depreciation	98.2	99.3	56.2	10.6	264.3

Capital expenditures	168.9	144.2	69.1	9.2	391.4

Total assets	3,032.8	1,496.4	1,120.8	3,067.6	8,717.6

			1998

	Seat and	Interior and	Interior
	Seat Covers	Seat Components	Wiring	Other	Consolidated

Revenues from external customers	$6,651.9	$2,398.5	$—	$9.0	$9,059.4

EBITA (2)	416.9	238.8	—	(264.3)	391.4

Depreciation	80.6	80.6	—	9.3	170.5

Capital expenditures	179.3	127.9	—	44.2	351.4

Total assets	2,338.4	1,474.1	—	1,864.8	5,677.3

(1)	The restructuring and other credits of $4.4 million is included in “Other.”

(2)	The restructuring and other charges of $133.0 million is included in “Other.”

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The following table presents revenues from external customers and tangible long-lived assets for each of the geographic areas in which the Company operates (in millions):

	2000	1999	1998

Revenues from external customers:

United States	$7,060.4	$6,084.3	$4,413.7

Canada	1,549.5	1,612.0	957.8

Germany	1,392.7	1,416.3	1,345.8

Other countries	4,070.2	3,316.2	2,342.1

Total	$14,072.8	$12,428.8	$9,059.4

	2000	1999	1998

Tangible long-lived assets:

United States	$1,072.2	$1,132.5	$611.6

Canada	85.1	82.2	82.9

Germany	109.1	102.9	96.9

Other countries	624.9	652.4	390.9

Total	$1,891.3	$1,970.0	$1,182.3

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

PART IV

ITEM 14 — EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

3.	Exhibits.

23.2 Consent of Arthur Andersen LLP, filed herewith.

Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 9, 2001.

Lear Corporation

By:	/s/ Robert E. Rossiter

Robert E. Rossiter

President and Chief Executive Officer and a Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Lear Corporation and in the capacities indicated on October 9, 2001.

/s/ Kenneth L. Way	/s/ Irma B. Elder

Kenneth L. Way	Irma B. Elder

Chairman of the Board	a Director

/s/ Robert E. Rossiter	/s/ Roy E. Parrott

Robert E. Rossiter	Roy E. Parrott

President and Chief Executive	a Director

Officer and a Director

/s/ James H. Vandenberghe	/s/ Robert W. Shower

James H. Vandenberghe	Robert W. Shower

Vice Chairman (chief financial officer)	a Director

/s/ David C. Wajsgras	/s/ David P. Spalding

David C. Wajsgras	David P. Spalding

Vice President and Corporate Controller	a Director

/s/ David Bing	/s/ James A. Stern

David Bing	James A. Stern

a Director	a Director

/s/ Larry W. McCurdy

Larry W. McCurdy

a Director

Exhibit
Number	Exhibit

23.2	Consent of Arthur Andersen LLP, filed herewith.