Form 10-Q/A
period 2001-03-31
LEAR CORP /DE/
filed 2001-10-09
CIK 842162

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

LEAR CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED March 31, 2001
INDEX

Part I – Financial Information:	Page No.

Item 1 – Consolidated Financial Statements

Introduction to the Consolidated Financial Statements	3

Consolidated Balance Sheets –

March 31, 2001 (Unaudited) and December 31, 2000	4

Consolidated Statements of Income (Unaudited) –

Three Months Ended March 31, 2001 and April 1, 2000	5

Consolidated Statements of Cash Flows (Unaudited) –

Three Months Ended March 31, 2001 and April 1, 2000	6

Notes to the Consolidated Financial Statements	7

Item 2 – Management’s Discussion and Analysis of

Financial Condition and Results of Operations	23

Item 3 – Quantitative and Qualitative Disclosures about Market

Risk (included in Item 2)

Signatures	30
EXPLANATORY NOTE

This amendment to the Form 10-Q of Lear Corporation (the "Company") for the period ended March 31, 2001 is being filed to disclose separate financial information regarding Lear's three reportable operating segments. The consolidated financial information included in this amendment does not differ from the financial information included in the original Form 10-Q but, in some cases, is presented on a disaggregated basis in a manner consistent with the Company's organizational structure as of March 31, 2001. The sections in this amendment that have been revised from the original filing are the Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview and Results of Operations." Certain other sections from the original Form 10-Q have been included in this amendment for the convenience of the reader but have not been revised or updated. Part II of the original Form 10-Q is not included herein and has not been amended.

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

(11) Segment Reporting

     In the first quarter of 2001, the Company modified its organizational structure, which is based on product operating segments. The Company’s reportable operating segments are: seating, interior and electronic and electrical. The seating segment, formerly seat and seat covers, includes seat systems and components thereof. The interior segment, formerly interior and seat components, includes flooring and acoustic systems, door panels, instrument panels, headliners and other interior products. The electronic and electrical segment, formerly interior wiring, includes electronic and electrical distribution systems, primarily wire harnesses, interior control systems and wireless systems. These reportable operating segments are consistent with those as of December 31, 2000, except that seat frames and seat tracks, which were included in the interior and seat components segment as of December 31, 2000, are currently included in the seating segment. Each of the Company’s operating segments consists of a separate management team and infrastructure dedicated to providing complete automotive interiors to its respective automotive OEM customers. Each of the Company’s operating segments reports its results from operations and makes its requests for capital expenditures directly to the chief operating decision-making group. The Other category includes the corporate office, geographic headquarters, the technology division and the elimination of intercompany activities, none of which meet the requirements of being classified as an operating segment.

     The following table presents revenues from external customers and other financial information by reportable operating segment (in millions):

	Three Months Ended March 31, 2001

			Electronic and
	Seating	Interior	Electrical	Other	Consolidated

Revenues from external customers	$2,383.0	$623.4	$495.8	$1.4	$3,503.6

EBITA	85.1	41.5	48.6	(40.6)	134.6

Depreciation	29.8	27.6	23.8	—	81.2

Capital expenditures	21.3	20.3	8.8	.4	50.8

Total assets	4,051.4	836.5	994.8	2,303.9	8,186.6

	Three Months Ended April 1, 2000

			Electronic and
	Seating	Interior	Electrical	Other	Consolidated

Revenues from external customers	$2,411.6	$781.9	$609.5	$2.1	$3,805.1

EBITA	118.5	69.9	77.4	(49.9)	215.9

Depreciation	29.7	25.5	19.4	4.0	78.6

Capital expenditures	40.7	28.5	15.8	.4	85.4

Total assets	3,314.7	1,362.0	1,066.7	3,378.6	9,122.0

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Reportable Operating Segments

     Certain of the financial information presented below is for our three reportable operating segments for the periods presented. These segments are: seating, formerly seat and seat covers, which includes seat systems and the components thereof; interior, formerly interior and seat components, which includes flooring and acoustic systems, door panels, instrument panels, headliners and other interior products; and electronic and electrical, formerly interior wiring, which includes electronic and electrical distribution systems, interior control systems and wireless systems. Since January 1, 2001, seat frames and seat tracks, which were previously included in our interior and seat components segment, have been included in our seating segment.

Seating —

     Seating net sales were unchanged at $2.4 billion in the first quarter of 2001 and 2000. Decreased customer requirements on existing programs in North America reduced seating net sales by $.2 billion. This decrease was offset by new business. Seating operating income before amortization and operating margin before amortization were $85 million and 3.6% in the first quarter of 2001 as compared to $119 million and 4.9% in the first quarter of 2000. This decrease in seating operating income before amortization and operating margin before amortization was primarily due to the impact of lower customer requirements and production shutdowns, which reduced operating income before amortization by $35 million, and increased costs associated with new programs and launches, which reduced operating income before amortization by $11 million. These decreases were partially offset by favorable product mix and new business.

Interior —

     Interior net sales were $.6 billion in the quarter ended March 31, 2001 as compared to $.8 billion in the quarter ended April 1, 2000, a decrease of $.2 billion or 20.3%. Decreased customer requirements on existing programs in North America reduced interior net sales by $.1 billion. The effect of our divestitures also negatively impacted interior net sales by $.1 billion. Interior operating income before amortization and operating margin before amortization were $42 million and 6.7% in the quarter ended March 31, 2001 as compared to $70 million and 8.9% in the quarter ended April 1, 2000. This decrease in interior operating income before amortization and operating margin before amortization was primarily due to the impact of lower customer requirements and production shutdowns, which reduced operating income before amortization by $30 million.

Electronic and Electrical —

     Electronic and electrical net sales in the current quarter were $.5 billion as compared to $.6 billion in the first quarter of 2000. Decreased customer requirements on existing programs in North America reduced electronic and electrical net sales by $.1 billion. Electronic and electrical operating income before amortization and operating margin before amortization were $49 million and 9.8% in the first quarter of 2001 as compared to $77 million and 12.7% in the first quarter of 2000. This decrease in electronic and electrical operating income before amortization and operating margin before amortization was primarily due to the impact of lower customer requirements and production shutdowns, which reduced operating income before amortization by $31 million.

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

LEAR CORPORATION

Dated:	October 9, 2001	By: /s/ James H. Vandenberghe

James H. Vandenberghe

Vice Chairman

(chief financial officer)

By: /s/ David C. Wajsgras

David C. Wajsgras

Vice President and

Corporate Controller