Form 10-Q/A
period 2001-06-30
LEAR CORP /DE/
filed 2001-10-09
CIK 842162

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

LEAR CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2001

EXPLANATORY NOTE

This amendment to the Form 10-Q of Lear Corporation (the “Company”) for the period ended June 30, 2001 is being filed to disclose separate financial information regarding Lear’s three reportable operating segments. The consolidated financial information included in this amendment does not differ from the financial information included in the original Form 10-Q but, in some cases, is presented on a disaggregated basis in a manner consistent with the Company’s organizational structure as of June 30, 2001. The sections in this amendment that have been revised from the original filing are the Notes to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview and Results of Operations.” Certain other sections from the original Form 10-Q have been included in this amendment for the convenience of the reader but have not been revised or updated. Part II of the original Form 10-Q is not included herein and has not been amended.

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

      The following table presents revenues from external customers and other financial information by reportable operating segment (in millions):

	Three Months Ended June 30, 2001

			Electronic and
	Seating	Interior	Electrical	Other	Consolidated

Revenues from external customers	$2,451.8	$654.6	$501.7	$1.3	$3,609.4

EBITA	124.6	57.7	39.5	(41.9)	179.9

Depreciation	29.9	26.2	18.3	—	74.4

Capital expenditures	7.4	16.9	11.2	1.4	36.9

Total assets	4,111.0	782.4	969.9	2,146.5	8,009.8

	Three Months Ended July 1, 2000

			Electronic and
	Seating	Interior	Electrical	Other	Consolidated

Revenues from external customers	$2,420.5	$773.7	$564.7	$2.5	$3,761.4

EBITA	130.6	92.4	75.6	(30.5)	268.1

Depreciation	28.8	24.1	18.8	4.2	75.9

Capital expenditures	28.8	30.2	12.7	4.3	76.0

Total assets	3,336.3	1,186.8	989.8	3,396.3	8,909.2

	Six Months Ended June 30, 2001

			Electronic and
	Seating	Interior	Electrical	Other	Consolidated

Revenues from external customers	$4,834.8	$1,278.0	$997.5	$2.7	$7,113.0

EBITA	209.7	99.2	88.1	(82.5)	314.5

Depreciation	59.7	53.8	42.1	—	155.6

Capital expenditures	28.7	37.2	20.0	1.8	87.7

Total assets	4,111.0	782.4	969.9	2,146.5	8,009.8

		Six Months Ended July 1, 2000

			Electronic and
	Seating	Interior	Electrical	Other	Consolidated

Revenues from external customers	$4,832.1	$1,555.6	$1,174.2	$4.6	$7,566.5

EBITA	249.1	162.3	153.0	(80.4)	484.0

Depreciation	58.5	49.6	38.2	8.2	154.5

Capital expenditures	69.5	58.7	28.5	4.7	161.4

Total assets	3,336.3	1,186.8	989.8	3,396.3	8,909.2

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Seating —

     Seating net sales were $2.5 billion in the second quarter of 2001 as compared to $2.4 billion in the second quarter 2000. Lower production volumes on existing customer programs in North America reduced seating net sales by $.1 billion. Seating operating income before amortization and operating margin before amortization were $125 million and 5.1% in the second quarter of 2001 as compared to $131 million and 5.4% in the second quarter of 2000. This decrease in seating operating income before amortization and operating margin before amortization was primarily due to the impact of lower customer requirements and production shutdowns, which reduced operating income before amortization by $10 million, and the effect of our divestitures, which reduced operating income before amortization by $3 million. Increased costs associated with new programs and launches also reduced operating income before amortization by $8 million. These decreases were partially offset by favorable product mix and new business.

Interior —

     Interior net sales were $.7 billion in the quarter ended June 30, 2001 as compared to $.8 billion in the quarter ended July 1, 2000, a decrease of $.1 billion or 15.4%. This decrease was primarily due to the effect of our divestitures, which negatively impacted interior net sales by $.1 billion. Interior operating income before amortization and operating margin before amortization were $58 million and 8.8% in the quarter ended June 30, 2001 as compared to $92 million and 11.9% in the quarter ended July 1, 2000. This decrease in interior operating income before amortization and operating margin before amortization was primarily due to the impact of lower customer requirements and production shutdowns, which reduced operating income before amortization by $22 million, and the effect of our divestitures, which reduced operating income before amortization by $5 million.

Electronic and Electrical —

     Electronic and electrical net sales were $.5 billion in the current quarter as compared to $.6 billion in the second quarter of 2000, a decrease of $.1 billion or 11.2%. This decrease was primarily attributable to lower production volumes on existing customer programs in North America. Electronic and electrical operating income before amortization and operating margin before amortization were $40 million and 7.9% in the current quarter as compared to $76 million and 13.4% in the second quarter of 2000. This decrease in electronic and electrical operating income before amortization and operating margin before amortization was primarily due to the impact of lower customer requirements and production shutdowns, which reduced operating income before amortization by $23 million, and the effect of our divestitures, which reduced operating income before amortization by $2 million.

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

Reportable Operating Segments

Seating —

     Seating net sales were unchanged at $4.8 billion for the first six months of 2001 and 2000. Lower global production volumes on existing customer programs reduced seating net sales by $.3 billion. This decrease was offset by new business. Seating operating income before amortization and operating margin before amortization were $210 million and 4.3% for the first six months of 2001 as compared to $249 million and 5.2% for the first six months of 2000. This decrease in seating operating income before amortization and operating margin before amortization was primarily the result of lower customer requirements and production shutdowns, which contributed $45 million to the decrease in operating income before amortization, and the effect of our divestitures, which contributed $6 million to the decrease in operating income before amortization. Increased costs associated with new programs and launches also contributed $19 million to the decline in operating income before amortization. These decreases were partially offset by favorable product mix and new business.

Interior —

     Interior net sales for the six months ended June 30, 2001 were $1.3 billion as compared to $1.6 billion for the six months ended July 1, 2000, a decrease of $.3 billion or 17.8%. This decrease was primarily due to lower global production volumes on existing customer programs, which negatively impacted interior net sales by $.2 billion, and the effect of our divestitures, which negatively impacted net sales by $.1 billion. Interior operating income before amortization and operating margin before amortization were $99 million and 7.8% for the six months ended June 30, 2001 as compared to $162 million and 10.4% for the six months ended July 1, 2000. This decrease in interior operating income before amortization and operating margin before amortization was primarily the result of lower customer requirements and production shutdowns, which contributed $52 million to the decrease in operating income before amortization, and the effect of our divestitures, which contributed $12 million to the decrease in operating income before amortization.

Electronic and Electrical —

     Electronic and electrical net sales for the first six months of 2001 were $1.0 billion as compared to $1.2 billion for the first six months of 2000, a decrease of $.2 billion or 15.0%. This decrease was primarily attributable to lower global production volumes on existing customer programs, which reduced electronic and electrical net sales by $.2 billion. Electronic and electrical operating income before amortization and operating margin before amortization were $88 million and 8.8% for the first six months of 2001 as compared to $153 million and 13.0% for the first six months of 2000. This decrease in electronic and electrical operating income before amortization and operating margin before amortization was primarily the result of lower customer requirements and production shutdowns, which contributed $54 million to the decrease in operating income before amortization, and the effect of our divestitures, which contributed $3 million to the decrease in operating income before amortization.

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