Form 10-Q
period 2001-09-29
LEAR CORP /DE/
filed 2001-11-13
CIK 842162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2001

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

         Number of shares of Common Stock, $0.01 par value per share, outstanding as of October 31, 2001: 64,197,233

LEAR CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 29, 2001

INDEX

Page No.

Part I – Financial Information

Item 1 – Consolidated Financial Statements

Introduction to the Consolidated Financial Statements	3

Consolidated Balance Sheets – September 29, 2001 (Unaudited) and December 31, 2000	4

Consolidated Statements of Income (Unaudited) – Three and Nine Months Ended September 29, 2001 and September 30, 2000	5

Consolidated Statements of Cash Flows (Unaudited) – Nine Months Ended September 29, 2001 and September 30, 2000	6

Notes to the Consolidated Financial Statements	7

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3 – Quantitative and Qualitative Disclosures about Market Risk (included in Item 2)

Part II – Other Information

Item 6 – Exhibits and Reports on Form 8-K	28

Signatures	29

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

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 29,	December 31,
	2001	2000

	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$101.2	$98.8

Accounts receivable, net	1,507.6	1,639.0

Inventories	473.8	538.8

Recoverable customer engineering and tooling	209.8	273.2

Other	211.8	278.2

Total current assets	2,504.2	2,828.0

LONG-TERM ASSETS:

Property, plant and equipment, net	1,791.2	1,891.3

Goodwill, net	3,182.3	3,266.6

Other	334.7	389.6

Total long-term assets	5,308.2	5,547.5

	$7,812.4	$8,375.5

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Short-term borrowings	$21.8	$72.4

Accounts payable and drafts	2,141.0	2,174.0

Accrued liabilities	904.8	969.6

Current portion of long-term debt	105.0	155.6

Total current liabilities	3,172.6	3,371.6

LONG-TERM LIABILITIES:

Long-term debt	2,430.0	2,852.1

Other	612.9	551.0

Total long-term liabilities	3,042.9	3,403.1

STOCKHOLDERS’ EQUITY:

Common stock, $.01 par value, 150,000,000 shares authorized; 68,559,767 shares issued at September 29, 2001 and 67,916,682 shares issued at December 31, 2000	.7	.7

Additional paid-in capital	874.1	874.1

Note receivable from sale of common stock	(.1)	(.1)

Common stock held in treasury, 4,362,330 shares at September 29, 2001 and December 31, 2000, at cost	(111.4)	(111.4)

Retained earnings	1,111.6	1,036.5

Accumulated other comprehensive loss	(278.0)	(199.0)

Total stockholders’ equity	1,596.9	1,600.8

	$7,812.4	$8,375.5

The accompanying notes are an integral part of these consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in millions, except per share data)

	Three Months Ended		Nine Months Ended

	September 29,	September 30,	September 29,	September 30,
	2001	2000	2001	2000

Net sales	$3,106.7	$3,144.1	$10,219.7	$10,710.6

Cost of sales	2,846.9	2,844.3	9,383.2	9,646.8

Selling, general and administrative expenses	122.3	119.3	384.5	399.3

Amortization of goodwill	22.5	22.7	67.2	67.5

Interest expense	60.6	80.0	196.4	239.5

Other expense, net	15.7	12.5	46.1	13.8

Income before provision for income taxes and extraordinary loss	38.7	65.3	142.3	343.7

Provision for income taxes	15.7	26.7	59.3	141.4

Income before extraordinary loss	23.0	38.6	83.0	202.3

Extraordinary loss, net of tax	7.3	—	7.9	—

Net income	$15.7	$38.6	$75.1	$202.3

Basic net income per share:

Income before extraordinary loss	$.36	$.60	$1.30	$3.08

Extraordinary loss	(.12)	—	(.12)	—

Basic net income per share	$.24	$.60	$1.18	$3.08

Diluted net income per share:

Income before extraordinary loss	$.35	$.59	$1.27	$3.05

Extraordinary loss	(.11)	—	(.12)	—

Diluted net income per share	$.24	$.59	$1.15	$3.05

The accompanying notes are an integral part of these consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended

	September 29,	September 30,
	2001	2000

Cash Flows from Operating Activities:

Net income	$75.1	$202.3

Adjustments to reconcile net income to net cash provided by operating activities:

Extraordinary loss, net of tax	7.9	—

Gain on disposition of businesses	(12.4)	(36.6)

Loss on write-down of other assets to net realizable value	3.1	—

Depreciation and amortization	294.4	295.2

Net change in recoverable customer engineering and tooling	102.4	(3.1)

Net change in working capital items	(127.3)	(106.3)

Other, net	(5.5)	4.9

Net cash provided by operating activities before proceeds from sales of receivables	337.7	356.4

Proceeds from sales of receivables	303.0	—

Net cash provided by operating activities	640.7	356.4

Cash Flows from Investing Activities:

Additions to property, plant and equipment	(157.4)	(227.8)

Cost of acquisitions, net of cash acquired	—	(11.8)

Net proceeds from disposition of businesses and other assets	44.7	106.7

Other, net	11.9	(7.9)

Net cash used in investing activities	(100.8)	(140.8)

Cash Flows from Financing Activities:

Senior notes	223.4	—

Long-term borrowings, net	(689.4)	(157.5)

Short-term borrowings, net	(49.8)	6.2

Purchase of treasury stock	—	(53.7)

Decrease in drafts	(12.4)	(30.5)

Other, net	1.5	.7

Net cash used in financing activities	(526.7)	(234.8)

Effect of foreign currency translation	(10.8)	(7.0)

Net Change in Cash and Cash Equivalents	2.4	(26.2)

Cash and Cash Equivalents at Beginning of Period	98.8	106.9

Cash and Cash Equivalents at End of Period	$101.2	$80.7

Changes in Working Capital Items, Net of Effect of Acquisitions and Dispositions:

Accounts receivable, net	$(216.3)	$(132.1)

Inventories	51.3	(4.9)

Accounts payable	17.9	76.5

Accrued liabilities and other	19.8	(45.8)

	$(127.3)	$(106.3)

Supplementary Disclosure:

Cash paid for interest	$175.4	$203.7

Cash paid for income taxes	$81.3	$60.3

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

(2) Dispositions

2001

         In March 2001, the Company completed the sale of its Spanish wire business for approximately $35.5 million. A gain on the sale of $12.4 million is included in other expense, net in the accompanying consolidated statement of income for the nine months ended September 29, 2001. The pro forma operating results of the Company, after giving effect to this disposition, would not be materially different from reported results. In addition, the Company recorded a loss of $3.1 million related to the write-down of certain other assets to net realizable value, which is included in other expense, net in the consolidated statement of income for the nine months ended September 29, 2001.

2000

         In June 2000, the Company completed the sale of its sealants and foam rubber business to AcoustiSeal, Inc. for approximately $92.5 million. A gain on the sale of $36.6 million is included in other expense, net in the accompanying consolidated statements of income for the nine months ended September 30, 2000. The pro forma operating results of the Company, after giving effect to this disposition, would not be materially different from reported results.

(3) 1998 Restructuring and Other Charges

         In the fourth quarter of 1998, the Company began to implement a restructuring plan designed to reduce its cost structure and improve the long-term competitive position of the Company. As a result of this restructuring plan, the Company recorded pre-tax charges of $133.0 million, consisting of $110.5 million of restructuring charges and $22.5 million of other charges. As of December 31, 2000, this restructuring was complete. The remaining accrual of $11.5 million as of December 31, 2000 consists of long-term lease commitments related to closed European facilities, of which $3.7 million of payments were made during the first nine months of 2001.

(4) Restructuring Charges Related to UT Automotive

         During the second quarter of 1999, the Company began to implement restructuring plans designed to integrate the operations of the recently acquired UT Automotive, Inc. (“UT Automotive”), a wholly-owned operating unit of United Technologies Corporation. These restructuring plans were finalized during the first and second quarters of 2000. As a result of these restructuring plans, the Company recorded an adjustment to the original purchase price allocation of $32.3 million. The plans call for the termination of 899 employees, all of whom had been terminated as of September 29, 2001, and the closure of or exit from five facilities, of which four were closed or vacated as of September 29, 2001. During the second quarter of 2001, the closure of a European facility was cancelled due to a new program award in the region. The Company had previously completed all restructuring actions related to this facility with the exception of the disposition of the building, which has been idle since July 2000. Production on the new program is scheduled to begin in January 2002. As a result, the Company reduced the restructuring accrual related to severance and goodwill by $2.7 million. The following table summarizes the restructuring activity related to this acquisition (in millions):

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	Accrual at		Utilized		Accrual at
	December 31,				September 29,
	2000	Adjustment	Cash	Noncash	2001

Severance	$8.5	$(2.7)	$(4.5)	$—	$1.3

Other closure costs	4.4	—	(1.8)	—	2.6

Total	$12.9	$(2.7)	$(6.3)	$—	$3.9

(5) Inventories

         Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories are comprised of the following (in millions):

	September 29,	December 31,
	2001	2000

Raw materials	$308.4	$322.1

Work-in-process	57.7	68.9

Finished goods	107.7	147.8

Inventories	$473.8	$538.8

(6) Property, Plant and Equipment

         Property, plant and equipment is stated at cost. Depreciable property is depreciated over the estimated useful lives of the assets, principally using the straight-line method. A summary of property, plant and equipment is shown below (in millions):

	September 29,	December 31,
	2001	2000

Land	$103.8	$106.6

Buildings and improvements	616.9	592.7

Machinery and equipment	1,996.1	1,980.3

Total property, plant and equipment	2,716.8	2,679.6

Less – accumulated depreciation	(925.6)	(788.3)

Net property, plant and equipment	$1,791.2	$1,891.3

(7) Long-Term Debt

         Long-term debt is comprised of the following (in millions):

	September 29,	December 31,
	2001	2000

Credit agreements	$807.8	$1,173.9

Other	96.5	97.8

	904.3	1,271.7

Less – current portion	(105.0)	(155.6)

	799.3	1,116.1

8.125% Senior Notes, due 2008	230.7	—

8.11% Senior Notes, due 2009	800.0	800.0

7.96% Senior Notes, due 2005	600.0	600.0

9.50% Subordinated Notes, due 2006	—	200.0

8.25% Subordinated Notes, due 2002	—	136.0

	1,630.7	1,736.0

Long-term debt	$2,430.0	$2,852.1

         On March 26, 2001, the Company replaced its $2.1 billion revolving credit facility in order to extend its maturity and reduce commitments. As a result, interest rates and fees thereunder were adjusted to current market rates. In addition, the Company amended its other primary credit facilities at the same time. The Company’s primary credit facilities now consist of a $1.7 billion

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(continued)

amended and restated credit facility, which matures on March 26, 2006, a $500 million revolving credit facility, which matures on May 4, 2004, and a $500 million term loan, having scheduled amortization which began on October 31, 2000 and a final maturity on May 4, 2004. The write-off of deferred financing fees related to the $2.1 billion revolving credit facility totaled approximately $1.0 million ($.6 million after tax), which is reflected as an extraordinary loss, net of tax in the consolidated statement of income for the nine months ended September 29, 2001.

         On March 20, 2001, the Company issued 8.125% senior notes due 2008 (the “Eurobonds”) in an aggregate principal amount of 250 million EUR (approximately $230.7 million based on the exchange rate in effect as of September 29, 2001). The offering of the Eurobonds was not registered under the Securities Act of 1933, as amended (the “Securities Act”). On October 12, 2001, the Company commenced an exchange offer of the Eurobonds for substantially identical notes registered under the Securities Act.

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

         On August 9, 2001, the Company redeemed its 9.50% subordinated notes due 2006. The redemption was made at 104.75% of the aggregate principal amount of the notes. On May 1, 2001, the Company redeemed its 8.25% subordinated notes due 2002. The redemption was made at par. The redemptions were financed through borrowings under the Company’s primary credit facilities. The redemption premium and the write-off of deferred financing fees related to the redemption of the 9.50% subordinated notes due 2006 totaled approximately $12.0 million ($7.3 million after tax), which is reflected as an extraordinary loss, net of tax in the consolidated statements of income for the three months and nine months ended September 29, 2001.

(8) Net Income Per Share

         Basic net income per share is computed using the weighted average common shares outstanding during the period. Diluted net income per share is computed using the average share price during the period when calculating the dilutive effect of common stock equivalents. Options to purchase 2,090,650 shares of common stock of the Company at exercise prices ranging from $37.00 to $54.22 and options to purchase 3,521,550 shares of common stock of the Company at exercise prices ranging from $35.93 to $54.22 were outstanding during the three and nine months ended September 29, 2001, respectively, but were not included in the computation of diluted shares outstanding, as inclusion would have resulted in antidilution. Shares outstanding are as follows:

	Three Months Ended		Nine Months Ended

	September 29,	September 30,	September 29,	September 30,
	2001	2000	2001	2000

Weighted average shares outstanding	64,090,128	64,438,009	63,897,290	65,648,790

Dilutive effect of common stock equivalents	1,473,838	618,575	1,330,102	606,948

Diluted shares outstanding	65,563,966	65,056,584	65,227,392	66,255,738

(9) Comprehensive Income (Loss)

         Comprehensive income (loss) is defined as all changes in a Company’s net assets except changes resulting from transactions with stockholders. It differs from net income in that certain items currently recorded in equity would be a part of comprehensive income (loss). Comprehensive income (loss) is as follows (in millions):

	Three Months Ended		Nine Months Ended

	September 29,	September 30,	September 29,	September 30,
	2001	2000	2001	2000

Net income	$15.7	$38.6	$75.1	$202.3

Other comprehensive income (loss):

Derivative instruments and hedging activities	(24.7)	—	(32.2)	—

Foreign currency translation adjustment	8.3	(48.4)	(46.8)	(104.7)

Other comprehensive income (loss)	(16.4)	(48.4)	(79.0)	(104.7)

Comprehensive income (loss)	$(.7)	$(9.8)	$(3.9)	$97.6

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(continued)

(10) Pre-Production Costs Related to Long-Term Supply Agreements

         The Company incurs pre-production engineering, research and development (“ER&D”) costs related to the products that it supplies to its customers under long-term supply agreements. The Company expenses all such costs for which reimbursement is not contractually guaranteed by the customer. During the first nine months of 2001 and 2000, the Company capitalized $68.4 million and $105.5 million, respectively, of pre-production ER&D costs for products to be supplied under long-term supply agreements for which reimbursement is contractually guaranteed by the customer and is primarily in the form of lump sum recovery.

         In addition, the Company incurs pre-production tooling costs related to the products that it supplies to its customers under long-term supply agreements. During the first nine months of 2001 and 2000, the Company capitalized $144.5 million and $294.6 million, respectively, of pre-production tooling costs for products to be supplied under long-term supply agreements for which reimbursement is contractually guaranteed by the customer and is primarily in the form of lump sum recovery.

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

         The following table presents revenues from external customers and other financial information by reportable operating segment (in millions):

	Three Months Ended September 29, 2001

			Electronic and
	Seating	Interior	Electrical	Other	Consolidated

Revenues from external customers	$2,117.0	$569.4	$419.2	$1.1	$3,106.7

EBITA	100.5	45.9	34.0	(42.9)	137.5

Depreciation	30.3	23.9	17.2	.2	71.6

Capital expenditures	36.5	21.8	9.8	1.6	69.7

Total assets	3,935.8	700.8	986.9	2,188.9	7,812.4

	Three Months Ended September 30, 2000

			Electronic and
	Seating	Interior	Electrical	Other	Consolidated

Revenues from external customers	$2,070.1	$591.4	$480.1	$2.5	$3,144.1

EBITA	117.1	56.5	48.9	(42.0)	180.5

Depreciation	30.1	22.2	16.6	4.3	73.2

Capital expenditures	27.8	22.3	14.0	2.3	66.4

Total assets	3,324.6	1,075.2	1,023.0	3,258.9	8,681.7

	Nine Months Ended September 29, 2001

			Electronic and
	Seating	Interior	Electrical	Other	Consolidated

Revenues from external customers	$6,951.8	$1,847.4	$1,416.7	$3.8	$10,219.7

EBITA	310.2	145.1	122.1	(125.4)	452.0

Depreciation	90.0	77.7	59.3	.2	227.2

Capital expenditures	65.2	59.0	29.8	3.4	157.4

Total assets	3,935.8	700.8	986.9	2,188.9	7,812.4

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	Nine Months Ended September 30, 2000

			Electronic and
	Seating	Interior	Electrical	Other	Consolidated

Revenues from external customers	$6,902.2	$2,147.0	$1,654.3	$7.1	$10,710.6

EBITA	366.2	218.8	201.9	(122.4)	664.5

Depreciation	88.6	71.8	54.8	12.5	227.7

Capital expenditures	97.3	81.0	42.5	7.0	227.8

Total assets	3,324.6	1,075.2	1,023.0	3,258.9	8,681.7

(12) Financial Instruments

Asset-backed Securitization Agreement

         In November 2000, the Company and several of its U.S. subsidiaries, through a special purpose corporation, entered into a receivables-backed receivables purchase facility (collectively, the “ABS facility”). The ABS facility is a 364-day committed facility and currently provides for maximum purchases of adjusted accounts receivable of $300 million. During the three months and nine months ended September 29, 2001, the Company and its subsidiaries, through the special purpose corporation, sold adjusted accounts receivable totaling $1.0 billion and $3.6 billion, respectively, under the ABS facility and recognized a discount of $3.1 million and $13.2 million, respectively, which is reflected as other expense, net in the consolidated statements of income for the three months and nine months ended September 29, 2001.

         The special purpose corporation purchases the receivables from the Company and several of its U.S. subsidiaries and then simultaneously transfers undivided interests in the receivables to certain bank conduits which fund their purchases through the issuance of commercial paper. The Company continues to service the transferred receivables and receives an annual servicing fee of 1.0% of the sold receivables. The conduit investors and the special purpose corporation have no recourse to the Company’s or its subsidiaries’ other assets for the failure of the accounts receivable obligors to timely pay on the accounts receivable. With respect to the sold receivables, the Company’s retained interest is subordinated to the bank conduits’ undivided purchased interests. The sold receivables servicing portfolio amounted to $540.6 million as of September 29, 2001.

         The following table summarizes certain cash flows received from and paid to the special purpose corporation (in millions):

	Three Months Ended	Nine Months Ended
	September 29, 2001	September 29, 2001

Proceeds from new securitizations	$—	$300.0

Proceeds from collections reinvested in securitizations	893.4	2,593.9

Servicing fees received	1.3	3.7

         As a result of a recent amendment to the ABS facility to accommodate reductions in the credit ratings of the Company’s three largest customers as well as recent declines in automotive production volumes, the Company’s utilization of the ABS facility in the future may be lower than in prior periods.

Derivative Instruments and Hedging Activities

         On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138. In accordance with the provisions of SFAS No. 133, the Company recorded a transition adjustment upon adoption (1) to recognize its derivative instruments at fair value, resulting in a net decrease in net assets of approximately $9.0 million, (2) to recognize previously deferred net losses on derivatives designated as cash flow hedges, resulting in a net decrease in accumulated other comprehensive loss of approximately $9.2 million, and (3) to recognize the ineffective portion of cash flow hedges, the effect of which on net income was not material and is included in other expense, net in the consolidated statement of income for the nine months ended September 29, 2001.

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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(continued)

unrecognized firm commitment (a fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a cash flow hedge) or (3) a hedge of a net investment in a foreign operation (a net investment hedge).

         For a fair value hedge, both the effective and ineffective portions of the change in the fair value of the derivative are recorded in earnings and reflected in the consolidated statement of income on the same line as the gain or loss on the hedged item that is attributable to the hedged risk. For a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive loss in the consolidated balance sheet. When the underlying hedged transaction is realized, the gain or loss included in accumulated other comprehensive loss is recorded in earnings and reflected in the consolidated statement of income on the same line as the hedged item. In addition, both changes in the fair value excluded from the Company’s effectiveness assessments and the ineffective portion of changes in the fair value are recorded in earnings and reflected in the consolidated statement of income as other expense, net. For a net investment hedge of a foreign operation, the effective portion of the change in the fair value of the derivative is recorded in cumulative translation adjustment, which is a component of accumulated other comprehensive loss in the consolidated balance sheet. The ineffective portion of the change in the fair value of a derivative or non-derivative instrument is recorded in earnings and reflected in the consolidated statement of income as other expense, net.

         The Company formally documents its hedge relationships, including the identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. Derivatives are recorded at fair value in other current and long-term assets and other current and long-term liabilities in the consolidated balance sheet. This process includes linking derivatives that are designated as hedges of specific assets, liabilities, firm commitments or forecasted transactions. The Company also formally assesses, both at inception and at least quarterly thereafter, whether a derivative used in a hedging transaction is highly effective in offsetting changes in either the fair value or cash flows of the hedged item. When it is determined that a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting.

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

         Interest rate swap contracts — The Company uses interest rate swap contracts to manage its exposure to fluctuations in interest rates. Interest rate swap contracts which fix the interest payments of certain floating rate debt instruments are accounted for as cash flow hedges. Interest rate swap contracts which hedge the change in fair market value of certain fixed rate debt instruments are accounted for as fair value hedges.

         As of September 29, 2001 and January 1, 2001, the net loss related to derivative instruments and hedging activities was recorded as a debit of approximately $32.2 million and $9.2 million, respectively, in accumulated other comprehensive loss. As of September 29, 2001, all cash flow hedges mature within fifteen months, with the exception of swap contracts related to the payment of variable interest on existing financial instruments, and all fair value hedges mature within forty-four months. During the twelve month period ended September 28, 2002, the Company expects to reclassify into earnings net losses of approximately $23.4 million recorded in accumulated other comprehensive loss. Such losses will be reclassified at the time the underlying hedged transactions are realized. During the three months and nine months ended September 29, 2001, amounts recognized in the consolidated statements of income related to changes in the fair value excluded from the effectiveness assessments and the ineffective portion of changes in the fair value of fair value and cash flow hedges were not material.

         Non-U.S. dollar financing transactions — The Company has designated its Euro-denominated senior notes (Note 7) as a net investment hedge of long-term investments in its Euro-functional subsidiaries. In addition, the Company has designated a forward foreign exchange contract as a net investment hedge of long-term investments in its Peso-functional subsidiaries. As of September 29, 2001, the amount recorded in cumulative translation adjustment related to the effective portion of the net investment hedges of foreign operations was a debit of approximately $7.4 million.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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

Goodwill and Other Intangible Assets

         The FASB has issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after December 15, 2001. Under this statement, goodwill will no longer be amortized but will be subject to annual impairment testing. Goodwill amortization for the year ended December 31, 2000 was approximately $90 million. The Company is currently assessing the potential impact of SFAS No. 142 related to the impairment testing of goodwill.

Asset Retirement Obligations

         The FASB has issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company does not expect the effects of adoption to be significant.

Impairment or Disposal of Long-Lived Assets

         The FASB has issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. This statement addresses the financial accounting and reporting for the impairment of or disposal of long-lived assets. The Company does not expect the effects of adoption to be significant.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(continued)

(14) Supplemental Guarantor Condensed Consolidating Financial Statements

	September 29, 2001

			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated

	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$(19.4)	$.8	$119.8	$—	$101.2

Accounts receivable, net	48.7	125.3	1,333.6	—	1,507.6

Inventories	11.1	108.9	353.8	—	473.8

Recoverable customer engineering and tooling	(19.3)	7.3	221.8	—	209.8

Other	47.7	56.9	107.2	—	211.8

Total current assets	68.8	299.2	2,136.2	—	2,504.2

LONG-TERM ASSETS:

Property, plant and equipment, net	118.9	473.9	1,198.4	—	1,791.2

Goodwill, net	100.9	1,103.6	1,977.8	—	3,182.3

Investment in subsidiaries	2,357.8	2,369.6	—	(4,727.4)	—

Other	175.7	9.4	149.6	—	334.7

Total long-term assets	2,753.3	3,956.5	3,325.8	(4,727.4)	5,308.2

	$2,822.1	$4,255.7	$5,462.0	$(4,727.4)	$7,812.4

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Short-term borrowings	$20.0	$—	$1.8	$—	$21.8

Accounts payable and drafts	212.8	355.0	1,573.2	—	2,141.0

Accrued liabilities	161.0	165.8	578.0	—	904.8

Current portion of long-term debt	102.3	.6	2.1	—	105.0

Total current liabilities	496.1	521.4	2,155.1	—	3,172.6

LONG-TERM LIABILITIES:

Long-term debt	2,383.3	9.5	37.2	—	2,430.0

Intercompany accounts, net	(1,905.9)	2,431.6	(525.7)	—	—

Other	251.7	149.8	211.4	—	612.9

Total long-term liabilities	729.1	2,590.9	(277.1)	—	3,042.9

STOCKHOLDERS’ EQUITY	1,596.9	1,143.4	3,584.0	(4,727.4)	1,596.9

	$2,822.1	$4,255.7	$5,462.0	$(4,727.4)	$7,812.4

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(continued)

(14) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	For the Three Months Ended September 29, 2001

			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated

	(Unaudited)
Net sales	$229.8	$885.7	$2,566.3	$(575.1)	$3,106.7

Cost of sales	217.5	838.6	2,365.9	(575.1)	2,846.9

Selling, general and administrative expenses	32.3	20.2	69.8	—	122.3

Amortization of goodwill	.3	7.6	14.6	—	22.5

Interest expense	33.6	18.4	8.6	—	60.6

Intercompany (income) expense, net	(81.0)	43.2	37.8	—	—

Other expense, net	1.8	11.7	2.2	—	15.7

Income (loss) before provision (credit) for income taxes, equity in net income of subsidiaries and extraordinary loss	25.3	(54.0)	67.4	—	38.7

Provision (credit) for income taxes	2.5	(18.9)	32.1	—	15.7

Equity in net income of subsidiaries	(.2)	(96.6)	—	96.8	—

Income before extraordinary loss	23.0	61.5	35.3	(96.8)	23.0

Extraordinary loss, net of tax	7.3	—	—	—	7.3

Net income	$15.7	$61.5	$35.3	$(96.8)	$15.7

	For the Three Months Ended September 30, 2000

			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated

	(Unaudited)
Net sales	$286.2	$2,036.4	$1,602.1	$(780.6)	$3,144.1

Cost of sales	249.8	1,932.9	1,442.2	(780.6)	2,844.3

Selling, general and administrative expenses	34.9	19.1	65.3	—	119.3

Amortization of goodwill	.9	8.6	13.2	—	22.7

Interest expense	(3.9)	17.7	66.2	—	80.0

Intercompany (income) expense, net	(57.5)	91.7	(34.2)	—	—

Other (income) expense, net	(3.1)	(18.3)	33.9	—	12.5

Income (loss) before provision (credit) for income taxes and equity in net income of subsidiaries	65.1	(15.3)	15.5	—	65.3

Provision (credit) for income taxes	39.0	(16.9)	4.6	—	26.7

Equity in net income of subsidiaries	(12.5)	(36.9)	—	49.4	—

Net income	$38.6	$38.5	$10.9	$(49.4)	$38.6

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(continued)

(14) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	For the Nine Months Ended September 29, 2001

			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated

	(Unaudited)
Net sales	$724.2	$2,966.4	$8,363.3	$(1,834.2)	$10,219.7

Cost of sales	725.5	2,757.1	7,734.8	(1,834.2)	9,383.2

Selling, general and administrative expenses	82.8	46.5	255.2	—	384.5

Amortization of goodwill	2.7	23.2	41.3	—	67.2

Interest expense	66.7	100.9	28.8	—	196.4

Intercompany (income) expense, net	(262.2)	142.0	120.2	—	—

Other expense, net	10.0	21.8	14.3	—	46.1

Income (loss) before provision (credit) for income taxes, equity in net income of subsidiaries and extraordinary loss	98.7	(125.1)	168.7	—	142.3

Provision (credit) for income taxes	28.2	(43.7)	74.8	—	59.3

Equity in net income of subsidiaries	(12.5)	(209.7)	—	222.2	—

Income before extraordinary loss	83.0	128.3	93.9	(222.2)	83.0

Extraordinary loss, net of tax	7.9	—	—	—	7.9

Net income	$75.1	$128.3	$93.9	$(222.2)	$75.1

	For the Nine Months Ended September 30, 2000

			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated

	(Unaudited)
Net sales	$832.7	$5,246.8	$6,916.7	$(2,285.6)	$10,710.6

Cost of sales	804.7	4,757.7	6,370.0	(2,285.6)	9,646.8

Selling, general and administrative expenses	130.3	60.8	208.2	—	399.3

Amortization of goodwill	3.1	24.7	39.7	—	67.5

Interest expense	47.8	171.5	20.2	—	239.5

Intercompany (income) expense, net	(211.7)	129.7	82.0	—	—

Other (income) expense, net	19.0	(40.2)	35.0	—	13.8

Income before provision for income taxes and equity in net income of subsidiaries	39.5	142.6	161.6	—	343.7

Provision for income taxes	23.7	58.8	58.9	—	141.4

Equity in net income of subsidiaries	(186.5)	(96.2)	—	282.7	—

Net income	$202.3	$180.0	$102.7	$(282.7)	$202.3

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(continued)

(14) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	For the Nine Months Ended September 29, 2001

			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated

			(Unaudited)
Net cash provided by operating activities	$272.1	$110.5	$258.1	$—	$640.7

Cash Flows from Investing Activities:

Additions to property, plant and equipment	(16.0)	(33.8)	(107.6)	—	(157.4)

Net proceeds from disposition of businesses and other assets	—	—	44.7	—	44.7

Other, net	—	—	11.9	—	11.9

Net cash used in investing activities	(16.0)	(33.8)	(51.0)	—	(100.8)

Cash Flows from Financing Activities:

Senior notes	223.4	—	—		223.4

Long-term borrowings, net	(649.8)	(.1)	(39.5)	—	(689.4)

Short-term borrowings, net	(36.5)	—	(13.3)	—	(49.8)

Increase (decrease) in drafts	59.5	(16.4)	(55.5)	—	(12.4)

Change in intercompany accounts	119.3	(67.6)	(51.7)	—	—

Other, net	1.5	—	—	—	1.5

Net cash used in financing activities	(282.6)	(84.1)	(160.0)	—	(526.7)

Effect of foreign currency translation	—	—	(10.8)	—	(10.8)

Net Change in Cash and Cash Equivalents	(26.5)	(7.4)	36.3	—	2.4

Cash and Cash Equivalents at Beginning of Period	7.1	8.2	83.5	—	98.8

Cash and Cash Equivalents at End of Period	$(19.4)	$.8	$119.8	$—	$101.2

	For the Nine Months Ended September 30, 2000

			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated

			(Unaudited)
Net cash provided by operating activities	$75.6	$176.7	$104.1	$—	$356.4

Cash Flows from Investing Activities:

Additions to property, plant and equipment	(27.7)	(60.2)	(139.9)	—	(227.8)

Cost of acquisitions, net of cash acquired	—	—	(11.8)	—	(11.8)

Net proceeds from disposition of businesses and other assets	—	97.7	9.0	—	106.7

Other, net	(7.5)	.3	(.7)	—	(7.9)

Net cash used in investing activities	(35.2)	37.8	(143.4)	—	(140.8)

Cash Flows from Financing Activities:

Long-term borrowings, net	(34.0)	(.1)	(123.4)	—	(157.5)

Short-term borrowings, net	(8.6)	—	14.8	—	6.2

Purchase of treasury stock	(53.7)	—	—	—	(53.7)

Increase (decrease) in drafts	14.3	(53.2)	8.4	—	(30.5)

Change in intercompany accounts	25.5	(165.6)	140.1	—	—

Other, net	.7	—	—	—	.7

Net cash used in financing activities	(55.8)	(218.9)	39.9	—	(234.8)

Effect of foreign currency translation	—	.1	(7.1)	—	(7.0)

Net Change in Cash and Cash Equivalents	(15.4)	(4.3)	(6.5)	—	(26.2)

Cash and Cash Equivalents at Beginning of Period	.2	8.7	98.0	—	106.9

Cash and Cash Equivalents at End of Period	$(15.2)	$4.4	$91.5	$—	$80.7

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(continued)

(14) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

         Basis of Presentation — In connection with the acquisition of UT Automotive, the Company issued $1.4 billion aggregate principal amount of senior notes, which consist of $600 million aggregate principal amount of 7.96% senior notes due May 15, 2005 and $800 million aggregate principal amount of 8.11% senior notes due May 15, 2009. Certain of Lear’s domestic wholly-owned subsidiaries (the “Guarantors”) irrevocably and unconditionally fully guaranteed, on a joint and several basis, the punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all of the Company’s obligations under the senior notes, including the Company’s obligations to pay principal, premium, if any, and interest with respect to the senior notes. The Guarantors on the date of the indenture were Lear Operations Corporation and Lear Corporation Automotive Holdings (formerly, UT Automotive). Effective as of May 2, 2000, Lear Seating Holdings Corp. #50 and Lear Corporation EEDS and Interiors became Guarantors under the indenture governing the senior notes. The Guarantors have also unconditionally fully guaranteed, on a joint and several basis, the Company’s obligation under the senior notes issued in March 2001 (Note 7). In lieu of providing separate unaudited financial statements for the Guarantors, the Company has included the unaudited consolidating condensed financial statements on pages 14 to 18. All supplemental guarantor condensed consolidating financial statements reflect Lear Operations Corporation, Lear Corporation Automotive Holdings, Lear Seating Holdings Corp. #50 and Lear Corporation EEDS and Interiors as Guarantors for all periods presented. Management does not believe that separate financial statements of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented.

         Distributions — There are no significant restrictions on the ability of the Guarantors to make distributions to the Company.

         Selling and Administrative Expenses — The Parent allocated $28.7 million and $16.3 million for the three month periods ended September 29, 2001 and September 30, 2000, respectively, and $70.2 million and $63.9 million for the nine month periods ended September 29, 2001 and September 30, 2000, respectively, of corporate selling and administrative expenses to its operating subsidiaries. The allocations were based on various factors, which estimate usage of particular corporate functions, and in certain instances, other relevant factors, such as the revenues or headcount of the Company’s subsidiaries.

         Long-term debt of the Parent and the Guarantors — Long-term debt of the Parent and the Guarantors on a combined basis consisted of the following as of September 29, 2001 and December 31, 2000 (in millions):

	September 29,	December 31,
	2001	2000

Senior notes	$1,630.7	$1,400.0

Credit agreement	807.8	1,107.0

Other long-term debt	57.2	79.2

Subordinated notes	—	336.0

	2,495.7	2,922.2

Less — current portion	(102.9)	(150.7)

	$2,392.8	$2,771.5

         The obligations of foreign subsidiary borrowers under the credit agreement are guaranteed by the Parent.

         For a more detailed description of the above indebtedness, see Note 7 to the consolidated financial statements.

LEAR CORPORATION

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We are the fifth largest automotive supplier in the world. Our sales have grown rapidly from $4.7 billion for the year ended December 31, 1995 to $14.1 billion for the year ended December 31, 2000. The major sources of this growth have been new program awards and the implementation of a strategic acquisition plan to capitalize on supplier consolidation trends in the automotive industry. Our customers are the major automotive manufacturers, including General Motors, Ford, DaimlerChrysler, Fiat, BMW, Volkswagen, Peugeot, Toyota, Subaru and Renault. As a result, our operations are directly affected by automotive vehicle production. The general slowdown in the North American automotive industry, which began in the second half of 2000, has had, and we believe will continue to have, a negative impact on our sales, net income and other results of operations. In recent months, automotive production in several European markets has also declined. Ford, one of our largest customers, recently announced reductions in its production schedule for the second half of 2001 due partially to deteriorating economic conditions. In addition, the terrorist attacks in the United States on September 11, 2001 may result in a further decline in production volumes for the remainder of 2001. Therefore, our reported results of operations for the periods during 2000 are not indicative of our expected results of operations for the comparable periods in 2001. Further, in light of the current economic and industry environment, we are reviewing consolidation actions and expect to record a pre-tax charge of up to $150 million in the fourth quarter of 2001.

RESULTS OF OPERATIONS

Three Months Ended September 29, 2001 vs. Three Months Ended September 30, 2000

         Net sales were unchanged at $3.1 billion in the third quarter of 2001 and 2000. Lower production volumes on existing programs in North America and foreign exchange rate fluctuations negatively impacted net sales in the 2001 period by approximately $.2 billion and $.1 billion, respectively. These factors were offset by new business.

         Gross profit and gross margin were $260 million and 8.4% in the quarter ended September 29, 2001 as compared to $300 million and 9.5% in the quarter ended September 30, 2000. This decrease in gross profit and gross margin was primarily due to the impact of customer production shutdowns, which reduced gross profit by approximately $45 million, and divestitures, which reduced gross profit by approximately $4 million. These factors were partially offset by new business and lower costs associated with new programs and launches.

         Selling, general and administrative expenses, including research and development, were $122 million in the three months ended September 29, 2001 as compared to $119 million in the three months ended September 30, 2000. As a percentage of net sales, selling, general and administrative expenses were 3.9% in the third quarter of 2001 as compared to 3.8% in the third quarter of 2000.

         Interest expense was $61 million in the quarter ended September 29, 2001 as compared to $80 million in the quarter ended September 30, 2000. Lower interest rates, our reduced debt balance and our receivables-backed securitization financing agreements (the “ABS facility”) favorably impacted interest expense by approximately $8 million, $5 million and $4 million, respectively.

         Other expense, which includes state and local taxes, foreign currency exchange, minority interests in consolidated subsidiaries, equity in net income of affiliates and other non-operating expenses, was $16 million in the three months ended September 29, 2001 as compared to $13 million in the three months ended September 30, 2000. This increase in other expense was primarily due to a recurring discount of approximately $3 million related to the transfer of accounts receivable under the ABS facility.

         The provision for income taxes was $16 million, representing an effective tax rate of 40.6%, in the current quarter as compared to $27 million, representing an effective tax rate of 40.9%, in the third quarter of 2000. Net income in the third quarter of 2001 was $16 million, or $.24 per share, as compared to $39 million, or $.59 per share, in the third quarter of 2000.

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

LEAR CORPORATION

interior control systems and wireless systems. Since January 1, 2001, seat frames and seat tracks, which were previously included in our interior and seat components segment, have been included in our seating segment.

Seating –

         Seating net sales were unchanged at $2.1 billion in the third quarter of 2001 and 2000. Lower production volumes on existing customer programs in North America and foreign exchange rate fluctuations reduced net sales in the 2001 period by $.1 billion and $.1 billion, respectively. These factors were offset by new business. Operating income before amortization and operating margin before amortization were $101 million and 4.7% in the third quarter of 2001 as compared to $117 million and 5.7% in the third quarter of 2000. This decrease was primarily due to the impact of lower customer requirements and production shutdowns, which reduced operating income before amortization by $25 million. This decrease was partially offset by favorable product mix and new business.

Interior –

         Interior net sales were unchanged at $.6 billion in the quarters ended September 29, 2001 and September 30, 2000. Operating income before amortization and operating margin before amortization were $46 million and 8.1% in the quarter ended September 29, 2001 as compared to $57 million and 9.6% in the quarter ended September 30, 2000. This decrease was primarily due to the impact of lower customer requirements and production shutdowns, which reduced operating income before amortization by $8 million.

Electronic and Electrical –

         Electronic and electrical net sales were $.4 billion in the current quarter as compared to $.5 billion in the third quarter of 2000, a decrease of $.1 billion or 12.7%. This decrease was primarily attributable to lower production volumes on existing customer programs in North America, which reduced net sales by $.1 billion. Operating income before amortization and operating margin before amortization were $34 million and 8.1% in the current quarter as compared to $49 million and 10.2% in the third quarter of 2000. This decrease was primarily due to the impact of lower customer requirements and production shutdowns, which reduced operating income before amortization by $12 million.

Nine Months Ended September 29, 2001 vs. Nine Months Ended September 30, 2000

         Net sales were $10.2 billion in the first nine months of 2001 as compared to $10.7 billion in the first nine months of 2000, a decrease of $.5 billion or 4.6%. Lower global production volumes on existing programs, foreign exchange rate fluctuations and the effect of our divestitures negatively impacted net sales by approximately $1.0 billion, $.3 billion and $.1 billion, respectively. These factors were partially offset by new business.

         Gross profit and gross margin were $.8 billion and 8.2% in the nine months ended September 29, 2001 as compared to $1.1 billion and 9.9% in the nine months ended September 30, 2000. The decrease in gross profit and gross margin was primarily the result of customer production shutdowns, which contributed approximately $196 million to the decrease, divestitures, which contributed approximately $25 million to the decrease, and increased costs associated with new programs and launches, which contributed approximately $12 million to the decrease.

         Selling, general and administrative expenses, including research and development, were $385 million in the first nine months of the current year as compared to $399 million in the first nine months of the prior year. As a percentage of net sales, selling, general and administrative expenses were 3.8% in the first nine months of the current year as compared to 3.7% in the first nine months of the prior year.

         Included in cost of goods sold and selling, general and administrative expenses are net severance costs of approximately $5 million and $5 million, respectively, related to actions to reduce our cost base, which were completed during the first nine months of 2001. Approximately 4,800 employees in our worldwide workforce were terminated during this period.

         Interest expense was $196 million in the nine months ended September 29, 2001 as compared to $240 million in the nine months ended September 30, 2000. Our reduced debt balance, lower interest rates and the ABS facility favorably impacted interest expense by approximately $18 million, $9 million and $12 million, respectively.

         Other expense, which includes state and local taxes, foreign currency exchange, minority interests in consolidated subsidiaries, equity in net income of affiliates and other non-operating expenses, was $46 million in the first nine months of 2001 as compared to

LEAR CORPORATION

$14 million in the first nine months of 2000. During the first quarter of 2001, we recorded a gain of $12 million related to the sale of our Spanish wire business as well as a loss of $3 million related to the write-down of certain other assets to net realizable value. In addition, during the first nine months of 2001, we recognized a discount of $13 million, of which approximately $3 million was non-recurring, related to the transfer of accounts receivable under the ABS facility. Excluding these non-recurring transactions, other expense was $52 million in the first nine months of 2001. During the second quarter of 2000, we recorded a gain of $37 million related to the sale of our sealants and foam rubber business as well as non-recurring expenses of $14 million, which included the disposal of idle equipment. Excluding these non-recurring transactions, other expense was $37 million in the first nine months of 2000. On an adjusted basis, the increase in other expense for the first nine months of the current year as compared to the first nine months of the prior year was primarily due to a recurring discount of approximately $10 million related to the transfer of accounts receivable under the ABS facility and an increase in foreign currency exchange losses.

         The provision for income taxes was $59 million, representing an effective tax rate of 41.7%, in the first nine months of the current year as compared to $141 million, representing an effective tax rate of 41.1%, in the first nine months of the prior year. Net income was $75 million or $1.15 per share in the nine months ended September 29, 2001 as compared to $202 million or $3.05 per share in the nine months ended September 30, 2000.

Reportable Operating Segments

Seating –

         Seating net sales were $7.0 billion in the first nine months of 2001 as compared to $6.9 billion in the first nine months of 2000, an increase of $.1 billion or .7%. Lower global production volumes on existing customer programs reduced net sales by $.4 billion. This decrease was more than offset by new business. Operating income before amortization and operating margin before amortization were $310 million and 4.5% for the first nine months of 2001 as compared to $366 million and 5.3% for the first nine months of 2000. This decrease was primarily the result of lower customer requirements and production shutdowns, which amounted to $70 million, the effect of our divestitures, which contributed $7 million, and increased costs associated with new programs and launches, which added $12 million to the overall decline in operating income before amortization. These decreases were partially offset by favorable product mix and new business.

Interior –

         Interior net sales were $1.8 billion for the nine months ended September 29, 2001 as compared to $2.1 billion for the nine months ended September 30, 2000, a decrease of $.3 billion or 14.0%. This decrease was primarily due to lower global production volumes on existing customer programs, which negatively impacted net sales by $.2 billion, and the effect of our divestitures, which negatively impacted net sales by $.1 billion. Operating income before amortization and operating margin before amortization were $145 million and 7.9% for the nine months ended September 29, 2001 as compared to $219 million and 10.2% for the nine months ended September 30, 2000. This decrease was primarily the result of lower customer requirements and production shutdowns, which amounted to $60 million, and the effect of our divestitures, which contributed $14 million to the overall decline in operating income before amortization.

Electronic and Electrical –

         Electronic and electrical net sales were $1.4 billion for the first nine months of the current year as compared to $1.7 billion for the first nine months of the prior year, a decrease of $.3 billion or 14.4%. This decrease was primarily attributable to lower global production volumes on existing customer programs, which reduced net sales by $.3 billion. Operating income before amortization and operating margin before amortization were $122 million and 8.6% for the first nine months of the current year as compared to $202 million and 12.2% for the first nine months of the prior year. This decrease was primarily the result of lower customer requirements and production shutdowns, which amounted to $66 million, and the effect of our divestitures, which contributed $4 million to the overall decline in operating income before amortization.

Restructuring and Other Charges

         In the fourth quarter of 1998, we began to implement a restructuring plan designed to reduce our cost structure and improve our long-term competitive position. As a result of this restructuring plan, we recorded pre-tax charges of $133.0 million, consisting of $110.5 million of restructuring charges and $22.5 million of other charges. As of December 31, 2000, this restructuring was complete. The remaining accrual of $11.5 million as of December 31, 2000 consists of long-term lease commitments related to closed European

LEAR CORPORATION

facilities, of which $3.7 million of payments were made during the first nine months of 2001.

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

Cash Flow

         Operating activities generated $641 million of cash in the first nine months of 2001 as compared to $356 million during the first nine months of 2000. Excluding the proceeds of $303 million from sales of receivables under the ABS facility, operating activities generated $338 million of cash in the current period. This decrease was primarily the result of the decline in net income in the first nine months of 2001 to $75 million from $202 million in the first nine months of 2000. This decrease was partially offset by cash received on recoverable customer engineering and tooling, which generated $102 million of cash in the first nine months of 2001 and was a use of $3 million of cash in the first nine months of 2000. Depreciation and amortization was $294 million and $295 million for the first nine months of 2001 and 2000, respectively.

         Investing activities were a use of $101 million of cash in the nine months ended September 29, 2001 as compared to $141 million in the nine months ended September 30, 2000. Capital expenditures were $157 million in the current period as compared to $228 million in the first nine months of 2000. This was largely offset by a decrease in proceeds from disposition of businesses and other assets, which were $45 million in the current period as compared to $107 million in the first nine months of 2000. We currently anticipate capital expenditures of $250 million to $275 million for 2001.

         Financing activities were a use of $527 million of cash in the first nine months of the current year as compared to $235 million in the first nine months of the prior year, due to the utilization of the proceeds from the ABS facility to reduce debt under our primary credit facilities.

Capitalization

         We utilize uncommitted lines of credit to satisfy a portion of our short-term working capital requirements. For the nine months ended September 29, 2001 and for the years ended December 31, 2000 and 1999, our average outstanding unsecured short-term debt balances were $33 million, $77 million and $88 million, respectively. Weighted average short-term interest rates were 6.5%, 6.7% and 5.5% for the respective periods.

         We utilize a combination of committed credit facilities and longer term notes to fund our capital expenditure and base working capital requirements. For the nine months ended September 29, 2001 and for the years ended December 31, 2000 and 1999, our average outstanding long-term debt balances were $2.7 billion, $3.3 billion and $2.7 billion, respectively. Weighted average long-term interest rates (including rates under our committed credit facilities) were 7.4%, 7.3% and 6.6% for the respective periods.

         On March 26, 2001, we replaced our $2.1 billion revolving credit facility in order to extend its maturity and reduce commitments. As a result, interest rates and fees thereunder were adjusted to current market rates. In addition, we amended our other primary credit facilities at the same time. Our primary credit facilities now consist of a $1.7 billion amended and restated credit facility, which matures on March 26, 2006, a $500 million revolving credit facility, which matures on May 4, 2004, and a $500 million term loan, having scheduled amortization which began on October 31, 2000 and a final maturity on May 4, 2004. As of September 29, 2001, $400 million was outstanding under the term loan. The write-off of deferred financing fees related to the $2.1 billion revolving credit facility totaled approximately $1.0 million ($.6 million after tax), which is reflected as an extraordinary loss, net of tax in the consolidated statement of income for the nine months ended September 29, 2001.

         On March 20, 2001, we issued 8.125% senior notes due 2008 (the “Eurobonds”) in an aggregate principal amount of 250 million EUR (approximately $231 million based on the exchange rate in effect as of September 29, 2001). The offering of the Eurobonds was not registered under the Securities Act of 1933, as amended (the “Securities Act”). On October 12, 2001, we commenced an exchange offer of the Eurobonds for substantially identical notes registered under the Securities Act.

LEAR CORPORATION

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

         As of September 29, 2001, we had $.8 billion outstanding under our primary credit facilities and $52.7 million committed under outstanding letters of credit, resulting in unused and available under our primary credit facilities of more than $1.0 billion. In addition to debt outstanding under our primary credit facilities, we had $1.7 billion of debt, including short-term borrowings, outstanding as of September 29, 2001, consisting primarily of $1.4 billion of senior notes due between 2005 and 2009 and 250 million EUR (approximately $231 million based on the exchange rate in effect as of September 29, 2001) of senior notes due 2008.

         Our primary credit facilities provide for scheduled term loan repayments of $50 million in the last three months of 2001, $125 million in 2002, $150 million in 2003 and $75 million in 2004. In addition, scheduled interest payments on our outstanding senior notes are $65 million in the last six months of 2001, $131 million in 2002, $131 million in 2003 and $131 million in 2004.

         On August 9, 2001, we redeemed our 9.50% subordinated notes due 2006. The redemption was made at 104.75% of the aggregate principal amount of the notes. On May 1, 2001, we redeemed our 8.25% subordinated notes due 2002. The redemption was made at par. The redemptions were financed through borrowings under our primary credit facilities. The redemption premium and the write-off of deferred financing fees related to the redemption of the 9.50% subordinated notes due 2006 totaled approximately $12.0 million ($7.3 million after tax), which is reflected as an extraordinary loss, net of tax in the consolidated statements of income for the three months and nine months ended September 29, 2001.

         In November 2000, we entered into the ABS facility which provides for maximum purchases of adjusted accounts receivable of $300 million. As a result of a recent amendment to the ABS facility to accommodate reductions in the credit ratings of our three largest customers as well as recent declines in automotive production volumes, our utilization of the ABS facility in the future may be lower than in prior periods.

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

         Our most significant foreign currency transactional exposures relate to Canada, the European Monetary Union and Mexico. We have performed a quantitative analysis of our overall currency rate exposure as of September 29, 2001. The potential adverse earnings impact from a hypothetical 10% weakening of the U.S. dollar relative to all other currencies for a twelve month period is approximately $3 million.

         As of September 29, 2001, contracts representing $1.2 billion of notional amount were outstanding with maturities of less than one year. The fair value of these foreign exchange contracts as of September 29, 2001 was approximately negative $7 million. A 10%

LEAR CORPORATION

strengthening of the U.S. dollar relative to all other currencies would result in a ($10 million) change in market value. A similar weakening of the U.S. dollar relative to all other currencies would result in a $15 million change in market value.

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

         We have performed a quantitative analysis of our overall interest rate exposure as of September 29, 2001. This analysis assumes an instantaneous 100 basis point parallel shift in interest rates at all points of the yield curve. The potential adverse earnings impact from this hypothetical increase for a twelve month period is approximately $9 million.

         As of September 29, 2001, contracts representing $988 million of notional amount were outstanding with maturity dates between March 2002 and May 2005. The fair value of outstanding interest rate swap agreements as of September 29, 2001 was approximately negative $31 million. A 100 basis point parallel change in interest rates would result in a $8 million change in market value.

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

LEAR CORPORATION

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

         The following table summarizes the loss contract accrual activity related to these acquisitions (in millions):

	Accrual at		Accrual at
	December 31,		September 29,
	2000	Utilized	2001

Lear-Donnelly	$6.1	$3.0	$3.1

UT Automotive	11.5	2.2	9.3

Peregrine	7.9	3.5	4.4

Delphi	27.3	3.7	23.6

         During the first nine months of 2000, we utilized $2.3 million, $7.0 million, $5.1 million and $7.8 million of the loss contract accruals related to the Lear-Donnelly, UT Automotive, Peregrine and Delphi acquisitions, respectively.

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

Asset Retirement Obligations

         The FASB has issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. We do not expect the effects of adoption to be significant.

Impairment or Disposal of Long-Lived Assets

         The FASB has issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. This statement addresses the financial accounting and reporting for the impairment of or disposal of long-lived assets. We do not expect the effects of adoption to be significant.

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

LEAR CORPORATION

statements include, but are not limited to:

•	general economic conditions in the markets in which we operate;

•	fluctuations in worldwide or regional automobile and light truck production;

•	the success of vehicle models for which we are a significant supplier;

•	uncertainties and risks relating to the recent terrorist attacks in the United States;

•	financial or market declines of our customers;

•	labor disputes involving us or our significant customers;

•	changes in practices and/or policies of our significant customers towards outsourcing automotive components and systems;

•	our success in achieving cost reductions that offset or exceed customer-mandated selling price reductions;

•	liabilities arising from legal proceedings to which we are or may become a party or claims against us or our products;

•	increases in our warranty costs;

•	fluctuations in currency exchange rates;

•	changes in technology and technological risks;

•	raw material shortages; and

•	other risks detailed from time to time in our Securities and Exchange Commission filings.

We do not intend to assume any obligation to update any of these forward-looking statements.

LEAR CORPORATION

PART II – OTHER INFORMATION

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

None.

(b)	Reports on Form 8-K.

On August 24, 2001, the Company filed a Current Report on Form 8-K dated August 16, 2001, reporting that the Board of Directors of the Company had approved an amendment to the Company’s by-laws.

On September 27, 2001, the Company filed a Current Report on Form 8-K dated September 25, 2001, reporting the anticipated impact of certain automotive production cuts.

LEAR CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION

Dated: November 13, 2001	By:	/s/ James H. Vandenberghe James H. Vandenberghe Vice Chairman (chief financial officer)

	By:	/s/ David C. Wajsgras David C. Wajsgras Vice President and Corporate Controller