Form 10-K
period 2001-12-31
LEAR CORP /DE/
filed 2002-03-18
CIK 842162

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K _

As of March 1, 2002, the aggregate market value of the registrant’s Common Stock, par value $.01 per share, held by non-affiliates of the registrant was $2,967,092,254. The closing price of the Common Stock on March 1, 2002 as reported on the New York Stock Exchange was $46.29 per share.

As of March 1, 2002, the number of shares outstanding of the registrant’s Common Stock was 64,428,487 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on May 9, 2002, as described in the Cross-Reference Sheet and a Table of Contents included herewith, are incorporated by reference into Part III of this Report.

CROSS REFERENCE SHEET
AND
TABLE OF CONTENTS

			Page Number
			or Reference (1)

		PART I
ITEM	1.	Business	1
ITEM	2.	Properties	8
ITEM	3.	Legal proceedings	9
ITEM	4.	Submission of matters to a vote of security holders	9

		PART II
ITEM	5.	Market for the Company’s common stock and related stockholder matters	10
ITEM	6.	Selected financial data	11
ITEM	7.	Management’s discussion and analysis of financial condition and results of operations	13
ITEM	7a.	Quantitative and Qualitative Disclosures about Market Risk (included in Item 7)
ITEM	8.	Consolidated financial statements and supplementary data	24
ITEM	9.	Changes in and disagreements with accountants on accounting and financial disclosure	66

		PART III
ITEM	10.	Directors and Executive Officers of the Company (2)	67
ITEM	11.	Executive compensation (3)	70
ITEM	12.	Security ownership of certain beneficial owners and management (4)	70
ITEM	13.	Certain relationships and related transactions (5)	70

		PART IV
ITEM	14.	Exhibits, financial statement schedule and reports on Form 8-K	71

(1)	Certain information is incorporated by reference, as indicated below, from the registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on May 9, 2002 (the “Proxy Statement”).

(2)	A portion of the information required is incorporated by reference from the Proxy Statement sections entitled “Election of Directors” and “Directors and Beneficial Ownership.”

(3)	Proxy Statement section entitled “Executive Compensation.”

(4)	Proxy Statement section entitled “Directors and Beneficial Ownership — Security Ownership of Certain Beneficial Owners and Management.”

(5)	Proxy Statement section entitled “Certain Transactions.”

PART I

ITEM 1 —  BUSINESS

In this Report, when we use the terms the “Company,” “Lear,” “we,” “us” and “our,” unless otherwise indicated or the context otherwise requires, we are referring to Lear Corporation and its consolidated subsidiaries. A substantial portion of the Company’s operations are conducted through wholly-owned subsidiaries of Lear Corporation. Certain disclosures included in this Report constitute forward-looking statements that are subject to risk and uncertainty. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements” and “— Risk Factors.”

BUSINESS OF THE COMPANY

General
We are the fifth largest automotive supplier in the world. We have grown substantially over the last five years as a result of both internal growth and acquisitions. Our sales have grown from $6.2 billion in 1996 to $13.6 billion in 2001, a compound annual growth rate of 17%. We supply every major automotive manufacturer in the world, including General Motors, Ford, DaimlerChrysler, BMW, Fiat, Volkswagen, Peugeot, Renault, Toyota and Subaru.

We have established in-house capabilities in all five principal segments of the automotive interior market: seat systems; flooring and acoustic systems; door panels; instrument panels; and headliners. We are also one of the leading global suppliers of automotive electronic and electrical distribution systems. As a result of these capabilities, we can offer our customers fully-integrated modules, as well as design, engineering and project management support for the entire automotive interior, including electronics and electrical distribution systems.

We are focused on delivering high-quality automotive interior systems and components to our customers on a global basis. Due to the opportunity for substantial cost savings and improved product quality and consistency, automotive manufacturers have increasingly required their suppliers to manufacture automotive interior systems and components in multiple geographic markets. In recent years, we have followed our customers and expanded our operations significantly in Europe, South America, South Africa and the Asia/Pacific Rim region. As a result of our efforts to expand our worldwide operations, our sales outside the United States and Canada have grown from $2.2 billion in 1996 to $5.7 billion in 2001. In particular, our sales in Europe have grown from $1.6 billion in 1996 to $4.3 billion in 2001.

Strategy
Our principal objectives are to expand our position as a leading global supplier of automotive interior systems and to continue to capitalize on integration opportunities resulting from our electrical distribution system capabilities. We intend to build on our full-service capabilities, strong customer relationships and worldwide presence to increase our share of the global automotive interior market. To this end, our strategy is to continue to capitalize on four significant trends in the automotive industry:

•	the increasing emphasis on the automotive interior by automotive manufacturers as they seek to improve customer satisfaction and differentiate their vehicles in the marketplace;

•	the increasing demand for fully-integrated modular assemblies, such as cockpits, overhead and door panel modules;

•	the increasing consumer demand for added interior functionality to enhance and enable passenger convenience, on-board communication and safety; and

•	the consolidation and globalization of the supply base of automotive manufacturers.

The automotive manufacturers’ strategy is rooted in competitive pressures to improve quality and functionality at a lower cost and to reduce time to market, capital needs, labor costs, overhead and inventory. These trends have resulted in automotive manufacturers outsourcing complete modules of the interior as well as complete automotive interiors. Recently, we have received a number of business awards to design, engineer, manufacture, deliver and, in some cases, install complete interior modules as well as complete automotive interiors. We believe that the criteria for selection of automotive interior suppliers is not only cost, quality and responsiveness but increasingly includes worldwide presence and certain full-service capabilities.

Elements of our strategy include:

     • Enhance Strong Relationships with our Customers. We have developed strong relationships with our customers which allow us to identify business opportunities and anticipate customer needs in the early stages of vehicle design. We believe that working closely with our customers in the early stages of designing and engineering vehicle interior systems gives us a competitive advantage in securing new business. We work to maintain an excellent reputation with our customers for timely delivery and customer service and for providing world-class quality at competitive prices. In recognition of our efforts, many of our facilities have won awards from the automotive manufacturers.

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

     • Leverage Electronic Capabilities. Because electronic and electrical distribution systems and products are an increasingly important part of automotive interior systems, we have a competitive advantage in securing new business and taking advantage of integration opportunities as a result of our capabilities in this area.

     • Continue Global Expansion. Global expansion will continue to be an important element of our growth strategy. In 2001, approximately two-thirds of the global automotive interior production took place outside of North America. Our primary North American customers have made substantial investments in a number of international automakers, including General Motors’ acquisitions of or investments in Fiat, Saab, Daewoo Motor, Suzuki Motor and Isuzu Motor; Ford’s acquisitions of or investments in Jaguar, Volvo, Aston Martin, Land Rover and Mazda; and DaimlerChrysler’s investments in Mitsubishi Motors and Hyundai Motor. Furthermore, in recent years, automotive manufacturers in Europe have outsourced to a greater number of automotive suppliers than automotive manufacturers in North America. As a result, we have excellent opportunities for continued growth through the industry’s global consolidation as automotive manufacturers reduce their supply bases to a leaner group of qualified suppliers with whom they do business. Markets such as South America and the Asia/Pacific Rim region also present long-term growth opportunities as demand for automotive vehicles increases and automotive manufacturers expand production in these markets. As a result of our strong customer relationships, worldwide presence and full-service capabilities, we are well-positioned to continue to grow with our customers as they expand their operations and consolidate their supplier base.

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

     • Maintain Flexible Cost Structure. We have one of the highest variable cost structures in the automotive supplier industry. By maintaining low fixed costs, we are better able to withstand fluctuations in industry demand as well as changing competitive and macroeconomic conditions. Our variable cost component is maintained, in part, through ongoing Six Sigma implementation throughout the organization, initiatives to promote and enhance the sharing of technology, engineering, purchasing and capital investment across customer platforms as well as restructuring initiatives to align our capacity with changing market conditions.

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

We believe that in order to effectively develop total automotive interior systems, it is necessary to integrate the research, design, development, styling and validation of all of the automotive interior systems. Our advanced technology center provides us the ability to integrate engineering, research, development and validation capabilities for all five automotive interior systems at one location. Our investments in research and development are consumer driven and customer focused. We conduct extensive analysis and testing of consumer responses to automotive interior styling and innovations. Because automotive manufacturers increasingly view the vehicle interior as a major selling point to their customers, the focus of our research and development efforts is to identify new interior features that make vehicles safer, more comfortable and more attractive to consumers.

Products
We conduct our business in three product operating segments: seating; interior; and electronic and electrical. The seating segment includes seat systems and components thereof. The interior segment includes flooring and acoustic systems, door panels, instrument panels, headliners and other interior products. The electronic and electrical segment includes electronic and electrical distribution systems, primarily wire harnesses, interior control systems and wireless systems. Net sales for the year ended December 31, 2001 were comprised of the following: 68% seating; 18% interior and 14% electronic and electrical.

     • Seating. The seating business consists of the manufacture, assembly and supply of vehicle seating requirements. Seat systems typically represent approximately 30% to 40% of the cost of the total automotive interior. We produce seat systems for automobiles and light trucks that are fully finished and ready for installation. Seat systems are fully-assembled seats, designed to achieve maximum passenger comfort by adding a wide range of manual and power features such as lumbar supports, cushion and back bolsters and leg and thigh supports.

As a result of our product technology and product design strengths, we are a leader in incorporating convenience features and safety improvements into seat designs as well as in developing methods to reduce our customers’ costs throughout the automotive interior. For example, our Self-Aligning Head Restraint is an advancement in front seat passive safety. By reducing the space between the occupant’s head and the headrest in a rear impact situation through use of a headrest system that “moves” with the occupant, the difference between the rearward movement of the head and the shoulder area can be shortened, potentially reducing the risk of injury. In addition, we manufacture an integrated restraint seat system that increases occupant comfort and convenience. Exclusive to Lear, this patented seating concept uses an ultra high-strength steel tower and a split-frame design to improve occupant comfort and convenience. Finally, in the event of a crash, our Advanced Protection and Extrication System provides improved head protection as well as enhanced driver safety during the extrication and transport of an injured driver.

     • Interior. We have an extensive and comprehensive portfolio of SonoTecTM acoustic products, including flooring systems and dash insulators. Carpet flooring systems, used predominantly in passenger cars and trucks, generally consist of tufted carpet with a thermoplastic backcoating which, when heated, allows the carpet to be fitted precisely to the interior of the vehicle. Additional insulation materials are added to provide noise, vibration and harshness resistance. Wire harnesses are also included in the flooring system, allowing electronic modules located under the seats to be wired inexpensively. Vinyl flooring systems, used primarily in commercial and fleet vehicles, offer improved wear and maintenance characteristics. The dash insulator separates the passenger compartment from the engine compartment and is the primary component for preventing engine noise and heat from entering the passenger compartment.

Door panels consist of several component parts which are attached to a substrate by various methods. Specific components include vinyl or cloth-covered appliqués, armrests, radio speaker grilles, map pocket compartments, carpet and sound-reducing insulation. In addition, door panels often incorporate electronic and electrical distribution systems and products, including switches and wire harnesses for the control of power seats, windows, mirrors and door locks. Lear’s Flip PackTM switch combines seat and door controls into one assembly located on the door panel.

The instrument panel is a complex system of coverings, foams, plastics and metals designed to house various components and act as a safety device for the vehicle occupants. Specific components of the cockpit include the gauge cluster, the heating, ventilation and air conditioning module, air distribution ducts, air vents, cross car structure, glove compartment assemblies, electronic and electrical components, wiring harness, radio system and driver and passenger safety systems. One trend in the instrument panel segment relates to safety issues in air bag technologies. Through our research and development efforts, we intend to introduce cost-effective, integrated, seamless airbag covers which increase occupant safety. Future trends in the instrument panel segment will continue to focus on safety with the introduction of innovations such as knee restraints and energy-absorbing substructures.

Headliners consist of a substrate as well as a finished interior layer made of a variety of fabrics and materials. While headliners are an important contributor to interior aesthetics, they also provide insulation from road noise and can serve as carriers for a variety of other components, such as visors, overhead consoles, grab handles, coat hooks, electrical wiring, speakers, lighting and other electronic/electrical products. As electronic and electrical content available in vehicles has increased, headliners have emerged as an important carrier of technology since electronic features ranging from garage door openers to lighting systems are often optimally situated in the headliner system.

•	Electronic and Electrical. The electronic and electrical products are grouped into three categories:

• Interior Control Systems. The instrument panel center console control provides a control panel for the entertainment system, accessory switch functions, heating, ventilation and air conditioning. The multifunction turn signal control consolidates various combinations of hazard lights, headlamps, parking lamps, fog lamps, wiper and washer, cruise control, high/low headlamp beams and turn signal functions. The integrated seat adjuster module combines seat adjustment, power lumbar support, memory function and heated seat into one package. Integrated door controls consolidate the controls for window lift, door lock, power mirror and heated seat. The integrated door and seat control flip panel system performs all power door and power seat functions from two stacked panels.

• Wireless Systems. The dual range/dual function remote keyless entry (RKE) system allows a single RKE transmitter button to perform multiple functions depending upon the operator’s distance from the vehicle. The remote keyless entry and immobilizer module combines the features of a remote keyless entry receiver and the immobilizer key reader into a single module. Custom key fobs use decorative molding technology to offer a wide variety of options in fob design patterns and colors including textures, logos, text and translucent and glow-in-the-dark colors. The passive entry system allows the vehicle operator to unlock the door without using a key or physically activating the RKE fob. The passive entry technology is imbedded in the fob so that a separate device is not required.

• Electronic and Electrical Distribution Systems. Wire harness assemblies are a collection of terminals, connectors and wire that connect all the various electronic/electrical devices in the vehicle to each other and/or to a power source. Terminals and connectors are components of wire harnesses and other electronic/electrical devices that serve as a connection method between wire harnesses and electronic/electrical devices. Fuse boxes are centrally located boxes in the vehicle that contain fuses and/or relays for circuit and device protection as well as power distribution. Junction boxes serve as a connection point for multiple wire harnesses. They may also contain fuses and relays for circuit and device protection.

The migration from electrical distribution systems to electronic and electrical distribution systems will facilitate the integration of wiring, electronics and switch / control products within the overall electrical architecture of a vehicle. IntertronicsTM, our unique ability to integrate electronic and electrical products into vehicle interior systems, is already having an impact. Our integrated seat adjuster module has two dozen fewer cut circuits and five fewer connectors, weighs a half of a pound less and costs 20% less than a traditional seat wiring system. Further, this migration can be seen in a number of new and next generation products. For example, our smart junction box combines traditional junction box function with electronic capabilities by incorporating electronic control functions traditionally located elsewhere in the vehicle.

In April 2001, we signed a Memorandum of Understanding with BERU Group of Ludwigsburg, Germany, a leading European sensor manufacturer, to jointly design and develop Tire Pressure Monitoring Systems (TPMS). TPMS will be required on all light vehicles sold in the U.S. by 2007, with phase-in requirements beginning in 2004. We are currently developing TPMS which combines our leading radio frequency electronics capabilities with BERU’s sensor based technologies.

Manufacturing

A description of the manufacturing processes for each of our operating segments is set forth below.

     • Seating. Our seating facilities use just-in-time manufacturing techniques, and products are delivered to the automotive manufacturers on a just-in-time basis. Our seating facilities utilize a variety of methods whereby fabric is affixed to an underlying seat frame. Raw materials, including steel, aluminum and foam chemicals, used in our seat systems are obtained from several producers under various supply arrangements. These materials are readily available. Leather, fabric and certain purchased components are generally purchased from various suppliers under contractual arrangements usually lasting no longer than one year. Some of the purchased components are obtained from our customers.

     • Interior. The combined pressures of cost reduction and fuel economy enhancement have caused automotive manufacturers to concentrate their efforts on developing and employing lower-cost, lighter materials. As a result, plastic content in cars and light trucks has grown significantly. Increasingly, automotive content requires large plastic injection-molded assemblies for both the interior and exterior. Plastics are now commonly used in such nonstructural components as interior and exterior trim, door panels, instrument panels, grills, bumpers, duct systems, taillights and fluid reservoirs. We are continuing to develop recycling methods in an effort to meet current and future environmental conditions and requirements as well as to reduce costs.

Our interior trim systems process capabilities include injection molding, low-pressure injection molding, rotational molding, compression molding, urethane foaming and vacuum forming as well as various trimming and finishing methods. The principal purchased components for interior trim systems are polyethylene and polypropylene resins, which are generally purchased under long-term agreements and are available from multiple suppliers.

In addition, we produce carpet at our plant in Carlisle, Pennsylvania. Smaller facilities are dedicated to specific groups of customers and are strategically located near their production facilities.

     • Electronic and Electrical. Electrical distribution systems are networks of wiring and associated control devices that route electrical power and signals throughout the vehicle. Wire harness assemblies consist of raw, coiled wire which is automatically cut to length and terminated. Individual circuits are assembled together on a jig or table, inserted into connectors and wrapped or taped to form wire harness assemblies. Cell-based manufacturing techniques are applied to manufacture products on a just-in-time basis. Materials are purchased, with the exception of a portion of the connectors that are produced internally. The assembly process is labor intensive, and as a result, production is performed in low labor rate sites in Mexico, the Philippines, Europe and North Africa.

Some of the principal components attached to the wiring harness assemblies that we manufacture include junction boxes, electronic control modules and switches. Junction boxes are manufactured in North America and Europe with a proprietary, capital intensive assembly process utilizing printed circuit boards, purchased from selected suppliers. Electronic control modules are assembled using high-speed surface mount placement equipment in North America and Europe. Switches are assembled from electrical, mechanical and decorated plastic parts purchased in the United States, Mexico and Europe using a combination of manual and automated assembly and test methods.

Customers
We serve the worldwide automotive and light truck market, which produces over 55 million vehicles annually. We have automotive interior content on over 300 vehicle nameplates worldwide, and our automotive manufacturer customers currently include:

-	BMW	-	Daewoo	-	DaimlerChrysler	-	Fiat
-	Ford	-	Gaz	-	General Motors	-	Honda
-	Hyundai	-	Isuzu	-	Jaguar	-	Mahindra & Mahindra
-	Mazda	-	Mitsubishi	-	Nissan	-	Peugeot
-	Porsche	-	Renault	-	Saab	-	Subaru
-	Suzuki	-	Toyota	-	Volkswagen	-	Volvo

During the year ended December 31, 2001, General Motors and Ford, the two largest automotive and light truck manufacturers in the world, including their affiliates, accounted for approximately 33% and 27%, respectively, of our net sales. For additional information regarding customers and domestic and foreign sales and operations, see Note 13, “Segment Reporting,” to the consolidated financial statements included in this Report.

We receive blanket purchase orders from our customers that normally cover annual requirements for products to be supplied for a particular vehicle model. Such supply relationships typically extend over the life of the model, with terms up to ten years, and do not require the customer to purchase a minimum number of products. Although purchase orders may be terminated at any time, such terminations are rare and have not had a material impact on our results of operations. Our primary risk is that an automotive manufacturer will produce fewer units of a model than anticipated. In order to reduce our reliance on any one model, we produce automotive interior systems and components for a broad cross-section of both new and more established models. Our sales for the year ended December 31, 2001 were comprised of the following vehicle categories: 45% light truck; 25% mid-size; 12% luxury/sport; 15% compact; and 3% full-size.

Our contracts with our major customers generally provide for an annual productivity price reduction and provide for the recovery of increases in material and labor costs in some instances. Historically, cost reductions through product design changes, increased productivity and similar programs with our suppliers have generally offset changes in selling prices, although no assurances can be given that we will be able to achieve such cost reductions in the future. Our cost structure is comprised of a high percentage of variable costs. This structure provides us with additional flexibility during various economic cycles.

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

We have developed a number of designs for innovative interior features which we have patented, all focused on increasing value to the customer. Examples include our proprietary “Common Architecture Strategy,” allowing freedom of choice and configuration of interior components at mass production prices, the TransG™ aging baby-boomer vehicle interior, the OASys™ overhead audio system, the Revolution Seating™ system and the One-Step™ door and One-Step™ liftgate modules. In 2000, we introduced Intertronics™, a capability that shows tremendous potential to integrate electronic products with vehicle interior systems. Intertronics products and technologies are grouped into three categories: Interior Control Systems, Wireless Systems and Electronic and Electrical Distribution Systems, which includes smart junction boxes, advanced electronic products and switches and remote keyless entry systems. In May 2000, we opened the Intertronics Innovation Center at our electronic and electrical facility in Dearborn to demonstrate our commitment to growing this business. In addition, we incorporate many convenience, comfort and safety features into our interior designs, including advanced whiplash concepts, lifestyle vehicle interior storage systems, overhead integrated modules, seat integrated restraint systems (3-point and 4-point belt systems integrated into seats), side impact air bags, child restraint seats and integrated instrument panel air-bag systems. We continually invest in our computer-aided-engineering-design and computer-aided-manufacturing systems. Recent enhancements to these systems include advanced acoustic modeling and analysis capabilities and the enhancement of our Virtual Technology Division (VTD) web site allowing customer telecommunications and the direct exchange of engineering data and information with other worldwide divisions.

We have created brand identities, which highlight products for our customers. The ProTec™ brand identifies products optimized for interior safety; the SonoTec™ brand identifies products optimized for interior acoustics; and the EnviroTec™ brand identifies environmentally friendly products.

We hold in excess of 2,500 patents worldwide covering our products and have numerous applications for patents currently pending. In addition, we hold several trademarks relating to various manufacturing processes. We also license selected technologies to automotive manufacturers and other seating manufacturers. We continually strive to identify and implement new technologies for use in the design and development of our products.

We have dedicated, and will continue to dedicate, resources to research and development in order to maintain our position as a leading developer of technology in the automotive interior industry. Research and development costs incurred in connection with the development of new products and manufacturing methods, to the extent not recoverable from the customer, are charged to selling, general and administrative expenses as incurred. Such costs amounted to approximately $198.6 million, $208.7 million and $181.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Joint Ventures and Minority Interests
We pursue attractive joint ventures in order to assist our entry into new markets, facilitate the exchange of technical information, expand our product offerings and broaden our customer base. We currently have thirty-four joint ventures located in fifteen countries. Fourteen of these joint ventures are consolidated, sixteen are accounted for using the equity method of accounting and four are accounted for using the cost method of accounting. Net sales of our consolidated joint ventures accounted for less than 3% of our net sales for the year ended December 31, 2001. Our investments in unconsolidated joint ventures totaled $53.8 million as of December 31, 2001. See Note 6, “Investments in Affiliates,” to the consolidated financial statements included in this Report for additional information on our joint ventures.

Competition
Within each of our operating segments, we compete with a variety of independent suppliers and automotive manufacturer in-house operations, primarily on the basis of cost, product quality and service. Set forth below is a summary of our primary independent competitors.

     •    Seating. We are one of two primary independent suppliers in the outsourced North American seat systems market. Our primary independent competitor in this market is Johnson Controls. Our major independent competitors in Western Europe are Johnson Controls and Faurecia (headquartered in France).

     •    Interior. We are one of the three primary independent suppliers in the outsourced North American flooring and acoustic systems market as well as one of the largest global suppliers of door panels, instrument panels and headliners. Our primary independent competitors in the flooring and acoustic systems market are Collins & Aikman and Rieter Automotive. Our major independent competitors in the outsourced Western European flooring and acoustic systems market include Faurecia, Intier, Radici, Borgers, Rieter Automotive and Treves. Our major independent competitors in the remaining interior markets include Johnson Controls, Intier, Collins & Aikman, Delphi, Visteon, Faurecia and a large number of smaller operations.

     •    Electronic and Electrical. We are one of the leading independent suppliers of automotive electrical distribution systems in North America and Western Europe. Our major competitors in this market include Delphi, Yazaki and Sumitomo. The automotive electronic/electrical products industry remains highly fragmented. Other participants include Tokai Rika, Kostal, Methode, Cherry, Niles, Omron, Delphi, TRW, Alps, Valeo, Siemens VDO, Bosch, Denso and others.

Seasonality
Our principal operations are directly related to the automotive industry. Consequently, we may experience seasonal fluctuations to the extent automotive vehicle production slows, such as in the summer months when plants close for model year changeovers and vacations. Historically, our sales and operating profit have been the strongest in the second and fourth calendar quarters. See Note 15, “Quarterly Financial Data,” to the consolidated financial statements included in this Report.

Our cost structure is comprised of a high percentage of variable costs. This structure provides us with additional flexibility during various economic cycles.

Employees
As of December 31, 2001, Lear employed approximately 35,000 people in the United States and Canada, 34,000 in Mexico, 35,000 in Europe and 12,000 in other regions of the world. A substantial number of our employees are members of unions. We have collective bargaining agreements with several unions including: the UAW; the CAW; UNITE; the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America; and the International Association of Machinists and Aerospace Workers. Virtually all of our unionized facilities in the United States and Canada have a separate contract with the union that represents the workers employed there. Each such contract has an expiration date independent of our other labor contracts. The majority of our European and Mexican employees are members of industrial trade union organizations and confederations within their respective countries. Many of these organizations and confederations operate under national contracts, which are not specific to any one employer. We have occasionally experienced labor disputes at our plants, none of which has significantly disrupted production or had a material adverse effect on our operations. We have been able to resolve all such labor disputes and believe our relations with our employees are generally good.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements” and “— Risk Factors.”

ITEM 2 — PROPERTIES

As of December 31, 2001, our operations were conducted through 309 facilities, some of which are used for multiple purposes, including 160 production/manufacturing sites, 53 JIT sites, 39 administrative/technical support sites, 9 assembly sites, 5 advanced technology centers and 5 distribution centers, in 33 countries. The remaining facilities are primarily warehouses. Our world headquarters is located in Southfield, Michigan. Our facilities range in size up to 1,016,000 square feet.

Of the 309 facilities, which include facilities owned by our less than majority-owned affiliates, 159 are owned and 150 are leased with expiration dates ranging from 2001 through 2021. We believe substantially all of our property and equipment is in good condition and that we have sufficient capacity to meet our current and expected manufacturing and distribution needs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Condition — Cash Flow.”

The following table presents the locations of our facilities:

Argentina	France	Italy	Singapore	United States	United States
Escobar, BA	Cergy	Bellizzi, SA	Singapore	Allen Park, MI	(Continued)
Ferreyra, CO	Compans	Caivano, NA		Alma, MI	Oklahoma City, OK
Pacheco, BA	Garches	Cassino, FR	Slovakia	Arlington, TX	Peru, IN
San Luis, SL	Guipry	Grugliasco, TO	Bratislava	Atlanta, GA	Plymouth, IN
	Lagny-le-sec	Melfi, PZ		Auburn Hills, MI	Plymouth, MI
Austria	Meaux	Montelabbate, PS	South Africa	Berne, IN	Pontiac, MI
Graz	Offranville	Orbassano, TO	Brits	Bourbon, IN	Port Huron, MI
Koeflach		Pianfei, CN	East London	Bowling Green, OH	Riverside, IA
	Germany	Pozzo d’Adda, MI	Port Elizabeth	Bridgeton, MO	Rochester Hills, MI
Belgium	Besigheim	Termini Imerese, PA	Rosslynn	Carlisle, PA	Romulus, MI
Genk	Boblingen	Villastellone, TO	Woodbrook	Columbus, OH	Roscommon, MI
	Bremen			Covington, VA	Sheboygan, WI
Brazil	Ebersberg	Japan	South Korea	Dayton, TN	Sidney, OH
Betim	Eisenach	Atsugi	Seoul	Dearborn, MI	Southfield, MI
Cacapava	Enseldorf	Hiroshima		Detroit, MI	Strasburg, VA
Camacari	Gaimersheim	Tokyo	Spain	Delphi Twp. MI	Tampa, FL
Curitiba	Garching-Hochbruck	Toyota City	Almussafes, VA	Duncan, SC	Taylor, MI
Diadema	Ginsheim-Gustavsburg		Avila, AV	Edinburgh, IN	Traverse City, MI
Gravatai	Koln	Mexico	Cevera, LE	El Paso, TX	Troy, MI
Juiz de For a	Kronach	Chihuahua, CH	Epila, ZA	Elsie, MI	Walker, MI
Sao Paulo	Munchen	Cuautitlan	Logrono, LR	Evansville, IN	Warren, MI
	Plattling	Izcalli, MX	Roquetes, TA	Fenton, MI	Warren, OH
Canada	Quakenbruck	Hermosillo, SO	Valdermoro, MD	Frankfort, IN	Wauseon, OH
Ajax	Rietberg	Juarez, CH	Valls, TA	Fremont, OH	Wentzville, MO
Concord	Saarlouis	Leon, GO		Grand Rapids, MI	Winchester, VA
Kitchener	Sulzbach	Mexico City, DF	Sweden	Greencastle, IN	Zanesville, OH
Mississauga	Wackersdorf	Naucalpan, MX	Fargelanda	Greensboro, NC
Oakville	Wolfsburg	Puebla, PU	Gothenburg	Hammond, IN	Venezuela
St. Thomas	Zwiesel	Ramos Arizpe, CO	Tanumshede	Highland Park, MI	Valencia
Whitby		Saltillo, CO	Tidaholm	Holland, MI
Windsor	Honduras	Santa Catarina, NL	Trollhattan	Hunington, IN
Woodstock	Naco, SB	Toluca, MX		Huron, OH
			Thailand	Iowa City, IA
China	Hungary	Netherlands	Bangkok	Ithaca, MI
Chongqing	Godollo	Weesp	Nakornratchasima	Janesville, WI
Hong Kong	Gyoer		Rayong	Lebanon, OH
Nanchang	Gyonygos	Philippines		Lebanon, VA
Shanghai	Mor	Lapu-Lapu City,	Tunisia	Lewistown, PA
Wuhan		Cebu	Bir El Bey	Lexington, KY
	India			Liberty, MO
Czech Republic	Chennai	Poland	Turkey	Louisville, KY
Prestice	Halol	Bielsko-Biala	Bursa	Madison Heights, MI
	Nasik	Mielec	Kocaeli	Madisonville, KY
England	New Delhi	Plock		Manteca, CA
Basildon, SS	Thane	Swidnica		Marlette, MI
Bicester, OX		Tychy		Marshall, MI
Coventry, CV				Mason, MI
Coventry, M		Portugal		Melvindale, MI
Kenilworth, WA		Palmela, SL		Mendon, MI
Liverpool, ME		Povoa de Lanhoso,		Morristown, TN
Nottingham, NG		BA		New Castle, DE
Shepperton, SU		Valongo, PO		Newark, DE
Tamworth, ST				Northwood, OH
Tipton, M		Romania		Novi, MI
Washington, TY		Pitesti		O’Fallon, MO

Russia
Nihzny Novgorod

ITEM 3 — LEGAL PROCEEDINGS

We are involved in certain legal actions and claims arising in the ordinary course of business. We do not believe that any of the litigation in which we are currently engaged, either individually or in the aggregate, will have a material adverse effect on our business, consolidated financial position or results of future operations.

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

We have been named as a potentially responsible party at several third party landfill sites and are engaged in the cleanup of hazardous wastes at certain sites owned, leased or operated by us, including several properties acquired in the UT Automotive acquisition. Certain present and former properties of UT Automotive are subject to environmental liabilities which may be significant. We obtained agreements and indemnities with respect to possible environmental liabilities from United Technologies Corporation in connection with our acquisition of UT Automotive. While we do not believe that the environmental liabilities associated with our properties will have a material adverse effect on our business, consolidated financial position or results of future operations, no assurances can be given in this regard.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2001.

PART II

ITEM 5 — MARKET FOR THE COMPANY’S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

Lear’s Common Stock is listed on the New York Stock Exchange under the symbol “LEA.” The Transfer Agent and Registrar for Lear’s Common Stock is The Bank of New York, located in New York, New York. On March 1, 2002, there were 1,087 holders of record of Lear’s Common Stock.

To date, we have never paid a cash dividend on our Common Stock. Any payment of dividends in the future is dependent upon our financial condition, capital requirements, earnings and other factors. Also, we are subject to the restrictions on the payment of dividends contained in our primary credit facilities and in certain other contractual obligations. See Note 8, “Long-Term Debt,” to the consolidated financial statements included in this Report.

In February 2002, we issued $640 million aggregate principal amount at maturity of zero-coupon convertible senior notes due 2022 in a private offering, yielding gross proceeds of $250 million. Each $1,000 principal amount of notes at maturity is convertible into 7.5204 shares of our common stock, subject to adjustment, under certain circumstances. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Condition” and Note 8, “Long-Term Debt,” to the consolidated financial statements included in this Report.

The following table sets forth the high and low sales prices per share of Common Stock, as reported by the New York Stock Exchange, for the periods indicated:

	Price Range of
Year Ended December 31, 2001:	Common Stock

	High	Low

4th Quarter	$38.20	$26.52
3rd Quarter	$42.14	$24.42
2nd Quarter	$38.50	$28.40
1st Quarter	$34.70	$24.50

	Price Range of
Year Ended December 31, 2000:	Common Stock

	High	Low

4th Quarter	$27.25	$20.19
3rd Quarter	$26.56	$19.94
2nd Quarter	$30.19	$19.98
1st Quarter	$35.44	$19.94

ITEM 6 — SELECTED FINANCIAL DATA

     The following income statement and balance sheet data were derived from our consolidated financial statements. Our consolidated financial statements for the years ended December 31, 2001, 2000, 1999, 1998 and 1997, have been audited by Arthur Andersen LLP. The selected financial data below should be read in conjunction with our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Report.

For the year ended December 31,	2001(1)	2000(2)	1999(3)	1998(4)	1997

	(In millions (5))
Operating Data:
Net sales	$13,624.7	$14,072.8	$12,428.8	$9,059.4	$7,342.9
Gross profit	1,034.8	1,450.1	1,269.2	861.4	809.4
Selling, general and administrative expenses	514.2	524.8	483.7	337.0	286.9
Restructuring and other charges (credits)	—	—	(4.4)	133.0	—
Amortization of goodwill	90.2	89.9	76.6	49.2	41.4
Interest expense	254.7	316.2	235.1	110.5	101.0
Other expense, net (6)	72.8	47.2	47.1	22.3	28.8

Income before income taxes and
extraordinary loss	102.9	472.0	431.1	209.4	351.3
Income taxes	68.7	197.3	174.0	93.9	143.1

Income before extraordinary loss	34.2	274.7	257.1	115.5	208.2
Extraordinary loss, net of tax (7)	7.9	—	—	—	(1.0)

Net income	$26.3	$274.7	$257.1	$115.5	$207.2

Basic net income per share	$.41	$4.21	$3.84	$1.73	$3.13
Diluted net income per share	$.40	$4.17	$3.80	$1.70	$3.04
Actual shares outstanding	64,253,337	63,554,352	66,599,500	66,684,084	66,861,958
Weighted average shares outstanding (8)	65,305,034	65,840,964	67,743,152	68,023,375	68,248,083

Balance Sheet Data:
Current assets	$2,366.8	$2,828.0	$3,154.2	$2,198.0	$1,614.9
Total assets	7,579.2	8,375.5	8,717.6	5,677.3	4,459.1
Current liabilities	3,182.8	3,371.6	3,487.4	2,497.5	1,854.0
Long-term debt	2,293.9	2,852.1	3,324.8	1,463.4	1,063.1
Stockholders’ equity	1,559.1	1,600.8	1,465.3	1,300.0	1,207.0

Other Data:
EBITDA (9)	$822.6	$1,227.6	$1,054.2	$561.9	$665.5
Ratio of EBITDA to interest expense	3.2x	3.9x	4.5x	5.1x	6.6x
Ratio of earnings to fixed charges (10)	1.4x	2.4x	2.8x	2.7x	4.1x
Cash flows from operating activities	$829.8	$753.1	$560.3	$285.4	$449.4
Cash flows from investing activities	$(201.1)	$(225.1)	$(2,538.2)	$(677.8)	$(519.7)
Cash flows from financing activities	$(645.5)	$(523.8)	$2,038.0	$383.8	$39.0
Capital expenditures	$267.0	$322.3	$391.4	$351.4	$187.9
Employees at year end	115,929	121,636	121,102	65,316	51,025
Number of facilities (11)	309	335	330	206	179
North American content per vehicle (12)	$573	$553	$478	$369	$320
North American vehicle production (13)	15.5	17.2	17.0	15.5	15.6
Western Europe content per vehicle (14)	$242	$235	$227	$176	$123
Western Europe vehicle production (15)	16.5	16.3	16.1	15.8	15.1
South American content per vehicle (16)	$99	$102	$101	$134	$129
South American vehicle production (17)	2.0	1.9	1.6	2.0	2.4

(1)	Results include the effect of the $149.2 million restructuring and other charges ($110.2 million after tax) as well as the $15.0 million net loss on the sale of certain businesses and other non-recurring transactions ($15.7 million after tax).

(2)	Results include the effect of the $3.2 million net gain on the sale of the sealants and foam rubber business, the sale of certain foreign businesses and other non-recurring transactions ($1.9 million loss after tax).

(3)	Results include the effect of the $4.4 million restructuring and other credits ($2.6 million after tax).

(4)	Results include the effect of the $133.0 million restructuring and other charges ($92.5 million after tax).

(5)	Except per share data, actual and weighted average shares outstanding, employees at year end, number of facilities, North American content per vehicle, Western Europe content per vehicle and South American content per vehicle.

(6)	Consists of foreign currency exchange, minority interests in consolidated subsidiaries, equity in net (income) loss of affiliates, state and local taxes and other expense.

(7)	The extraordinary items resulted from the prepayment of debt.

(8)	Weighted average shares outstanding is calculated on a diluted basis.

(9)	“EBITDA” is operating income plus depreciation and amortization. We believe that the operating performance of companies in our industry is measured, in part, by their ability to generate EBITDA. In addition, we use EBITDA as an indicator of our operating performance and as a measure of our cash generating capabilities. EBITDA does not represent and should not be considered as an alternative to net income, operating income, net cash provided by operating activities or any other measure for determining operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. Further, EBITDA, as we calculate it, may not be comparable to calculations of similarly-titled measures by other companies. Excluding the $149.2 million, $(4.4) million and $133 million restructuring and other charges (credits) recorded in 2001, 1999 and 1998, respectively, EBITDA would have been $971.8 million, $1,049.8 million and $694.9 million in 2001, 1999 and 1998, respectively.

(10)	“Fixed charges” consist of interest on debt, amortization of deferred financing fees and that portion of rental expenses representative of interest (deemed to be one-third of rental expenses). “Earnings” consist of income before income taxes, fixed charges, undistributed earnings and minority interests.

(11)	Includes facilities operated by our less than majority-owned affiliates and facilities under construction.

(12)	“North American content per vehicle” is our net sales in North America divided by estimated total North American vehicle production.

(13)	“North American vehicle production” includes car and light truck production in the United States, Canada and Mexico estimated from industry sources.

(14)	“Western Europe content per vehicle” is our net sales in Western Europe divided by estimated total Western Europe vehicle production.

(15)	“Western Europe vehicle production” includes car and light truck production in Austria, Belgium, France, Germany, Italy, The Netherlands, Portugal, Spain, Sweden and the United Kingdom estimated from industry sources.

(16)	“South American content per vehicle” is our net sales in South America divided by estimated total South American vehicle production.

(17)	“South American vehicle production” includes car and light truck production in Argentina, Brazil and Venezuela estimated from industry sources.

ITEM 7 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview
We are the fifth largest automotive supplier in the world. Our sales have grown rapidly from $6.2 billion for the year ended December 31, 1996 to $13.6 billion for the year ended December 31, 2001. The major sources of this growth have been new program awards and the implementation of a strategic acquisition plan to capitalize on supplier consolidation and globalization trends in the automotive industry. Our customers are the major automotive manufacturers, including General Motors, Ford, DaimlerChrysler, BMW, Fiat, Volkswagen, Peugeot, Renault, Toyota and Subaru.

Our operations are directly related to automotive vehicle production. Automotive sales and production are cyclical and can be affected by numerous factors, including general economic conditions, labor relations issues and regulatory factors. Automotive production in North America and Western Europe declined in 2001 and is expected to decline further in 2002. In the fourth quarter of 2001, we began to implement a restructuring plan to consolidate our operations and align our capacity and operations with existing market conditions. As a result of this restructuring plan, we recorded pre-tax charges of $149 million. Please refer to “—Restructurings” for a more detailed description of our restructuring plan.

In addition to overall automotive vehicle production, our operating results are being significantly impacted by the commercial success of the vehicle platforms for which we supply products and the market share of our customers. General Motors and Ford and their respective affiliates accounted for approximately 60% of our net sales in 2001. A loss of significant business from General Motors or Ford, or a decrease in business with respect to a significant automobile model, could significantly and negatively affect our operating results.

Moreover, there is substantial and continuing pressure on suppliers from their automotive manufacturers to reduce costs while at the same time assuming greater responsibility for the design, development, engineering and integration of interior products. Our customers impose annual selling price reductions on most of the products we supply. Our profitability is significantly dependent on our ability to achieve cost reductions which offset or exceed these customer-mandated price reductions.

For a more detailed description of other factors that have or may significantly impact our business, results of operations or financial condition, please refer to “— Forward-Looking Statements” and “— Risk Factors.”

Results of Operations

Year Ended December 31, 2001 Compared With Year Ended December 31, 2000
Net sales for the year ended December 31, 2001 were $13.6 billion as compared to $14.1 billion for the year ended December 31, 2000, a decrease of $448 million or 3.2%. Lower global production volumes on existing programs, foreign exchange rate fluctuations and the effect of our divestitures negatively impacted net sales by approximately $1.0 billion, $.3 billion and $.1 billion, respectively. Selling price reductions also contributed to the decline in net sales. These factors were partially offset by new business.

Gross profit and gross margin were $1.0 billion and 7.6% in 2001 as compared to $1.5 billion and 10.3% in 2000. Excluding the impact of restructuring charges, gross profit and gross margin were $1.2 billion and 8.7% in 2001. The decrease is primarily the result of lower global production volumes and our divestitures, which contributed approximately $234 million and $31 million, respectively, to the decrease in gross profit. Selling price reductions, to the extent not offset by cost reductions, also contributed to the decline in gross profit.

Selling, general and administrative expenses, including research and development, were $514 million for the year ended December 31, 2001 as compared to $525 million for the year ended December 31, 2000. As a percentage of net sales, selling, general and administrative expenses were 3.8% in 2001 as compared to 3.7% in 2000. Excluding the impact of restructuring charges, selling, general and administrative expenses were $506 million and 3.7% as a percentage of net sales in 2001.

Research and development costs incurred in connection with the development of new products and manufacturing methods, to the extent not recoverable from the customer, are charged to selling, general and administrative expenses as incurred. Such costs amounted to approximately $199 million and $209 million for the years ended December 31, 2001 and 2000, respectively.

Included in cost of goods sold and selling, general and administrative expenses are net severance costs of approximately $5 million related to actions in the first six months of 2001 to reduce our cost base. Approximately 4,800 employees in our worldwide workforce were terminated during this period.

Interest expense was $255 million in 2001 as compared to $316 million in 2000. Our reduced debt balance, lower interest rates and our receivables-backed securitization financing agreements (the “ABS facility”) favorably impacted interest expense by approximately $23 million, $17 million and $15 million, respectively.

Other expense, which includes state and local taxes, foreign currency exchange and other non-operating expenses, was $65 million for the year ended December 31, 2001 as compared to $35 million for the year ended December 31, 2000. During 2001, we recorded a net gain of $1 million related to the sales of our Spanish wire business, a plastics molding facility, an interior acoustics facility and the metal seat frame portion of a facility as well as a loss of $3 million related to the write-down of certain other assets to net realizable value. In addition, during 2001, we recognized a discount of $16 million, of which approximately $3 million was non-recurring, related to the transfer of accounts receivable under the ABS facility. Excluding these non-recurring transactions, other expense was $60 million for the year ended December 31, 2001. During 2000, we recorded a net gain of $17 million related to the sales of our sealants and foam rubber business and four plastic and metal manufacturing facilities as well as non-recurring expenses, including the disposal of idle equipment, of $14 million. Excluding these non-recurring transactions, other expense was $38 million for the year ended December 31, 2000. On an adjusted basis, the increase in other expense was primarily due to a recurring discount of approximately $13 million related to the transfer of accounts receivable under the ABS facility and an increase in foreign currency exchange losses.

The provision for income taxes was $69 million, representing an effective tax rate of 66.8% in 2001, as compared to $197 million, representing an effective tax rate of 41.8% in 2000. Excluding the impact of the restructuring charges, the provision for income taxes was $108 million, representing an effective tax rate of 42.7%, in 2001. Net income for the year ended December 31, 2001 was $26 million or $.40 per share as compared to $275 million or $4.17 per share for the year ended December 31, 2000.

Reportable Operating Segments
Certain of the financial information presented below is for our three reportable operating segments for the periods presented. These segments are: seating, which includes seat systems and the components thereof; interior, which includes flooring and acoustic systems, door panels, instrument panels, headliners and other interior products; and electronic and electrical, which includes electronic and electrical distribution systems, interior control systems and wireless systems. Since January 1, 2001, seat frames and seat tracks, which were previously included in our interior segment, have been included in our seating segment. Accordingly, all amounts have been restated to reflect this change.

Seating —
Seating net sales were $9.3 billion for the year ended December 31, 2001 as compared to $9.1 billion for the year ended December 31, 2000, an increase of $.2 billion, or 1.7%. Lower global production volumes on existing customer programs reduced net sales by $.5 billion. This decrease was more than offset by new business. Operating income before amortization and operating margin before amortization were $454 million and 4.9% for 2001 as compared to $495 million and 5.4% for 2000. These decreases were primarily the result of lower customer requirements and production shutdowns affecting existing programs, which accounted for a $91 million decline in operating income before amortization, and the effect of our divestitures, which contributed an additional $10 million. These decreases were partially offset by new business.

Interior —
Interior net sales were $2.4 billion for the year ended December 31, 2001 as compared to $2.8 billion for the year ended December 31, 2000, a decrease of 12.4%. This decrease was primarily due to lower global production volumes on existing customer programs, which negatively impacted net sales by $.2 billion, and the effect of our divestitures, which negatively impacted net sales by $.1 billion. Operating income before amortization and operating margin before amortization were $202 million and 8.3% in 2001 and $308 million and 11.1% in 2000. These decreases were primarily the result of lower customer requirements and production shutdowns affecting existing programs, which accounted for a $71 million decline in operating income before amortization, and the effect of our divestitures, which contributed an additional $15 million.

Electronic and Electrical —
Electronic and electrical net sales were $1.9 billion for the year ended December 31, 2001 as compared to $2.2 billion for the year ended December 31, 2000, a decrease $.3 billion or 11.7%. This decrease was primarily attributable to lower global production volumes on existing customer programs, which reduced net sales by $.3 billion. Operating income before amortization and operating margin before amortization were $174 million and 9.2% for 2001 as compared to $266 million and 12.4% for 2000. These decreases were primarily the result of lower customer requirements and production shutdowns affecting existing programs, which accounted for a $72 million decline in operating income before amortization, and the effect of our divestitures, which contributed an additional $6 million.

Year Ended December 31, 2000 Compared With Year Ended December 31, 1999
Net sales of $14.1 billion for the year ended December 31, 2000 exceeded net sales for the year ended December 31, 1999 by $1.6 billion or 13.2%. The increase was primarily due to new programs and increased global production volumes, which accounted for $1.2 billion of the increase, and to our acquisitions, which collectively accounted for $1.1 billion of the increase. The increase was partially offset by the negative impact of foreign currency exchange, $.6 billion, and of our divestitures, $.1 billion.

Gross profit and gross margin improved to $1.5 billion and 10.3% for the year ended December 31, 2000 as compared to $1.3 billion and 10.2% for the year ended December 31, 1999. Gross profit benefited from new programs and increased global production volumes, which accounted for $157 million of the increase, as well as from our acquisitions, which accounted for $111 million of the increase. Partially offsetting the increase were higher engineering costs, European start-up expenses and unfavorable foreign exchange.

Selling, general and administrative expenses, including research and development, as a percentage of net sales decreased to 3.7% for the year ended December 31, 2000 as compared to 3.9% for the year ended December 31, 1999. The decrease was primarily the result of the integration of UT Automotive in 2000 as well as additional expenses resulting from our acquisitions in 1999.

During 2000, the Company recorded a credit of $5 million comprised of unutilized restructuring reserves from the 1998 restructuring charge. This credit was offset by a $5 million charge to streamline certain corporate and division administrative office functions. The 2000 costs were comprised entirely of severance and were substantially utilized by December 31, 2000.

For the year ended December 31, 2000, interest expense increased to $316 million as compared to $235 million for the year ended December 31, 1999 as the result of debt incurred to finance acquisitions and increased interest rates under our primary credit facilities.

Other expense, which includes state and local taxes, foreign currency exchange and other non-operating expenses, was $35 million for the year ended December 31, 2000 as compared to $35 million for the year ended December 31, 1999. In 2000, we recorded a net gain of $17 million related to the sale of certain businesses. In addition, we recorded non-recurring expenses of $14 million, which included the disposal of idle equipment. Excluding non-recurring transactions, other expense was $38 million for the year ended December 31, 2000.

The provision for income taxes in 2000 was $197 million, an effective tax rate of 41.8%, as compared to $174 million, an effective tax rate of 40.4% in 1999. Net income for the year ended December 31, 2000 was $275 million or $4.17 per share as compared to $257 million or $3.80 per share for the year ended December 31, 1999. Basic and diluted net income per share benefited from 1.7 million and 1.9 million, respectively, fewer shares outstanding in 2000 as compared to 1999.

Seating—
Seating net sales were $9.1 billion for the year ended December 31, 2000 as compared to $8.4 billion for the year ended December 31, 1999, an increase of $.7 billion or 8.7%. This increase was primarily due to new programs and increased production on existing customer programs, which accounted for an increase of $.9 billion. This increase was partially offset by the negative impact of foreign currency exchange. Seating operating income before amortization and operating margin before amortization were $495 million and 5.4% for 2000 as compared to $539 million and 6.4% for 1999, primarily due to higher engineering costs, European start-up expenses and the negative impact of foreign currency exchange. These decreases were partially offset by new programs and increased production on existing customer programs, which accounted for a $120 million increase in seating operating income before amortization.

Interior—
Interior net sales were $2.8 billion for the year ended December 31, 2000 as compared to $2.5 billion for the year ended December 31, 1999, an increase of 9.2%. This increase was primarily the result of new programs and increased production on existing customer programs, which contributed an increase of $.3 billion, as well as the impact of our acquisitions, principally UT Automotive, which collectively contributed an increase of $.3 billion. These increases were partially offset by the effect of our divestitures, which reduced interior net sales by $.1 billion, and the negative impact of foreign currency exchange. Interior operating income before amortization and operating margin before amortization were $308 million and 11.1% for 2000 as compared to $208 million and 8.2% for 1999. Interior operating income before amortization benefited from new programs and increased production on existing customer programs, which accounted for $29 million of the increase, as well as from the impact of our acquisitions, principally UT Automotive, which collectively accounted for $24 million of the increase. Interior operating income before amortization and operating margin before amortization also benefited from synergy savings, resulting from the UT Automotive acquisition.

Electronic and Electrical—
Electronic and electrical net sales were $2.2 billion for the year ended December 31, 2000 as compared to $1.5 billion for the year ended December 31, 1999, an increase of $.7 billion or 46.2%. This increase was primarily due to the full year impact of our acquisition of UT Automotive, which was acquired on May 4, 1999 and accounted for an increase of $.8 billion. This increase was partially offset by the negative impact of foreign currency exchange. Electronic and electrical operating income before amortization and operating margin before amortization were $266 million and 12.4% for 2000 as compared to $141 million and 9.6% for 1999. The increase in electronic and electrical operating income before amortization was primarily the result of the full year impact of our acquisition of UT Automotive, which contributed $87 million to the increase, as well as new programs and increased production on existing customer programs, which contributed $8 million to the increase. Electronic and electrical operating income before amortization and operating margin before amortization also benefited from synergy savings, resulting from the UT Automotive acquisition.

Restructurings

2001
In order to better align our operations and capacity in response to reductions in global automotive production volumes, in the fourth quarter of 2001, we began to implement a restructuring plan. This restructuring plan will consolidate our operations, provide operational efficiencies and improve our long-term competitive position. Several of these actions involve the relocation of businesses to improve factory utilization. We expect the net personnel reduction to be approximately 6,500 employees. As a result of this restructuring plan, we recorded pre-tax charges of $149 million, including $141 million recorded as cost of goods sold and $8 million recorded as selling, general and administrative expenses. Significant activities included in the restructuring plan are as follows:

•	Consolidation of North and South American Operations. We have implemented a plan to consolidate certain manufacturing and administrative functions in North and South America. As a result, ten manufacturing and three warehouse facilities in North America and three manufacturing facilities in South America will be closed. The charges consist of severance costs of $32 million for 3,491 employees notified prior to December 31, 2001, asset impairment charges of $24 million, lease cancellation costs of $6 million and other facility closure costs of $3 million. As of December 31, 2001, two of the manufacturing facilities were closed and 514 of the employees had been terminated.

We also implemented a plan to consolidate certain administrative functions and to reduce the U.S. salaried workforce. We recorded a charge of $6 million for severance costs for 229 employees notified prior to December 31, 2001. As of December 31, 2001, 159 of the employees had been terminated.

•	Consolidation of European and Rest of World Operations. We have implemented a plan to consolidate certain manufacturing and administrative functions in Europe and Rest of World. As a result, five manufacturing facilities will be closed. The charges consist of severance costs of $26 million for 4,290 employees notified prior to December 31, 2001, asset impairment charges of $27 million and other facility closure costs of $7 million. As of December 31, 2001, one of the facilities was closed and 2,391 of the employees had been terminated.

In addition, we recorded a charge of $15 million for severance costs for 1,506 employees in one country under Statement of Financial Accounting Standards (“SFAS”) No. 112, “Employers’ Accounting for Postemployment Benefits,” as we anticipate this to be the minimum aggregate severance payments that will be made in accordance with statutory requirements. These employees are expected to be terminated in 2002.

We also implemented a plan to consolidate certain administrative functions and to reduce the European salaried workforce. We recorded a charge of $3 million for severance costs for 70 employees notified prior to December 31, 2001. As of December 31, 2001, two of the employees had been terminated.

In 2002, we expect cash expenditures related to the restructuring plan to be approximately $70 million. We also expect to incur between $10 and $15 million of restructuring-related capital expenditures during this time. In 2002, the savings realized as a result of the restructuring plan are expected to approximate and, as such, offset the restructuring-related costs. Beginning in 2003, we expect to realize between $40 and $50 million per year in savings as a result of the restructuring plan.

For more information relating to the restructuring charges described above, see Note 5, “Restructuring and Other Charges,” to the consolidated financial statements included in this Report.

2000
In the fourth quarter of 2000, we implemented a plan to streamline corporate and division administrative office functions. As a result of these actions, we recorded pre-tax charges of $5 million, consisting entirely of severance to employees notified of their termination prior to December 31, 2000. As of December 31, 2001, all of the provision had been utilized.

1998
In the fourth quarter of 1998, we began to implement a restructuring plan designed to reduce our cost structure and improve our long-term competitive position. During 2000 and 1999, we made adjustments to the original restructuring provision, resulting in net restructuring credits of $5 million and $10 million, respectively. The adjustments were attributable to several factors, including severance benefits in excess of amounts originally accrued, reduced severance benefits due to employee reductions attained through attrition, sub-lessor arrangements and decisions to delay or cancel certain actions. Additionally, during 1999, we expensed as incurred $6 million of employee and equipment relocation costs incurred in connection with the implementation of the restructuring plan. The restructuring is complete, and the remaining accrual of $7 million as of December 31, 2001 consists of long-term lease payments related to closed European facilities.

UT Automotive
During the second quarter of 1999, we began to implement restructuring plans designed to integrate the operations of the recently acquired UT Automotive, which were finalized during the first and second quarters of 2000. As a result of these restructuring plans, we recorded an adjustment to the original purchase price allocation of $32 million. The plans called for the termination of 899 employees, all of whom were terminated as of December 31, 2001, and the closure of or exit from five facilities, of which four were closed or vacated as of December 31, 2001. During the second quarter of 2001, the closure of a European facility was cancelled due to a new program award in the region. We had previously completed all restructuring actions related to this facility with the exception of the disposition of the building, which had been idle since July 2000. Production on the new program began in January 2002. As a result, we reduced the restructuring accrual related to severance and goodwill by $3 million.

Liquidity and Financial Condition
Our primary liquidity needs are to fund capital expenditures, service indebtedness and support working capital requirements. Our principal sources of liquidity are cash flow from operating activities and borrowing availability under our primary credit facilities. A substantial portion of our operating income is generated by our wholly-owned subsidiaries. As a result, we are dependent on the earnings and cash flows of and dividends and distributions or advances from these subsidiaries to provide the funds necessary to meet our obligations. There are no material restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear.

Cash Flow
Cash flows from operating activities generated $569 million, excluding the proceeds from sales of receivables under the ABS facility, in 2001 as compared to $753 million in 2000. Proceeds from the sales of receivables under the ABS facility were $261 million in 2001. Net income decreased to $26 million for the year ended December 31, 2001 as compared to $275 million for the year ended December 31, 2000. Partially offsetting this decrease, recoverable customer engineering and tooling was a source of $110 million in 2001 and $24 million in 2000, as recovery of previously capitalized amounts outpaced amounts incurred and capitalized in both years.

Net cash used in investing activities decreased from $225 million in 2000 to $201 million in 2001. A decrease in capital expenditures from $322 million in 2000 to $267 million in 2001 was partially offset by a decrease in the proceeds from the disposition of businesses and other assets. We currently anticipate capital expenditures for 2002 of approximately $275 million.

Capitalization
We utilize uncommitted lines of credit to satisfy a portion of our short-term working capital requirements. For the years ended December 31, 2001 and 2000, our average outstanding unsecured short-term debt balances were $40 million and $77 million, respectively. Weighted average interest rates on the outstanding borrowings were 6.3% and 6.7% for the respective periods.

We utilize a combination of committed credit facilities and longer term notes to fund our capital expenditure and base working capital requirements. For the years ended December 31, 2001 and 2000, our average outstanding long-term debt balances were $2.6 billion and $3.3 billion, respectively. Weighted average long-term interest rates (including rates under our committed credit facilities) were 7.2% and 7.3% for the respective periods.

On March 26, 2001, we replaced our $2.1 billion revolving credit facility in order to extend its maturity and reduce commitments. As a result, interest rates and fees thereunder were adjusted to market rates. In addition, we amended our other primary credit facilities at the same time. Our primary credit facilities currently consist of a $1.7 billion amended and restated credit facility, which matures on March 26, 2006, a $500 million revolving credit facility, which matures on May 4, 2004, and a $500 million term loan, having scheduled amortization which began on October 31, 2000 and a final maturity on May 4, 2004. As of December 31, 2001, $350 million was outstanding under the term loan. Our primary credit facilities provide for multicurrency borrowings in a maximum aggregate amount of up to $665 million, the commitment for which is part of the aggregate primary credit facilities commitment. The write-off of deferred financing fees related to the $2.1 billion revolving credit facility totaled approximately $1.0 million ($.6 million after tax), which is reflected as an extraordinary loss, net of tax in the consolidated statement of income for the year ended December

31, 2001. As of December 31, 2001, we had $.7 billion outstanding under our primary credit facilities and $53 million committed under outstanding letters of credit, resulting in unused availability under our primary credit facilities of more than $1.0 billion. The weighted average interest rates across all currencies as of December 31, 2001 and 2000 were 7.1% and 7.6%, respectively.

Our primary credit facilities provide for scheduled term loan repayments of $125 million in 2002, $150 million in 2003 and $75 million in 2004. In addition, scheduled cash interest payments on our outstanding senior notes are $131 million in each of 2002, 2003 and 2004. Borrowings under our primary credit facilities bear interest at variable rates. Therefore, an increase in interest rates would reduce our profitability. See “— Market Risk Sensitivity.”

In addition to indebtedness under our primary credit facilities, we had approximately $1.8 billion of debt, including short-term borrowings, outstanding as of December 31, 2001, consisting primarily of $1.4 billion of senior notes due between 2005 and 2009 and Euro 250 million (approximately $223 million based on the exchange rate in effect as of December 31, 2001) of senior notes due 2008.

On February 14, 2002, we issued $640 million aggregate principal amount at maturity of zero-coupon convertible senior notes due 2022, yielding gross proceeds of $250 million. The notes are unsecured and rank equally with our other unsecured senior indebtedness, including our other senior notes. Each note of $1,000 principal amount at maturity was issued at a price of $391.06, representing a yield to maturity of 4.75%. Holders of the notes may convert their notes at any time on or before the maturity date at a conversion rate, subject to adjustment, of 7.5204 shares of our common stock per note, provided that the average per share price of our common stock for the 20 trading days immediately prior to the conversion date is at least a specified percentage, beginning at 120% and declining 1/2% each year thereafter to 110% at maturity, of the accreted value of the note, divided by the conversion rate. The notes are also convertible (1) if the long-term credit rating assigned to the notes by either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Group is reduced below Ba3 or BB-, respectively, or either ratings agency withdraws its long-term credit rating assigned to the notes, (2) if we call the notes for redemption or (3) upon the occurrence of specified other events.

We have an option to redeem all or a portion of the convertible notes for cash at their accreted value at any time on or after February 20, 2007. Holders may require us to purchase their notes on each of February 20, 2007, 2012 and 2017, as well as upon the occurrence of a fundamental change, at their accreted value on such dates. We may choose to pay the purchase price in cash or, subject to the satisfaction of certain conditions, shares of our common stock or a combination of cash and shares of our common stock. We used the proceeds from the convertible debt offering to repay indebtedness under the revolving portion of our primary credit facilities. The notes and the common stock issuable upon conversion have not been registered under the Securities Act of 1933, as amended, or applicable state securities laws, and may not be offered or sold in the United States absent registration or an applicable exemption from registration. Under the terms of a registration rights agreement entered into in connection with the issuance of the convertible notes, we are required to file a registration statement covering the resale of the notes and the common stock issuable thereunder. We would be required to pay additional interest on the notes in the event the registration statement is not filed or declared effective by specified dates and under certain other circumstances.

Our primary credit facilities contain operating and financial covenants that, among other things, could limit our ability to obtain additional sources of capital. The primary credit facilities are guaranteed by certain of our significant subsidiaries and secured by the pledge of all or a portion of the capital stock of certain of our significant subsidiaries. Our senior notes are guaranteed by the same subsidiaries that guarantee our primary credit facilities. For more information concerning our long-term debt, please refer to Note 8, “Long-Term Debt,” to the consolidated financial statements included in this Report and to the agreements governing our material indebtedness, which have been filed as exhibits to this Report.

On August 9, 2001, we redeemed our 9.50% subordinated notes due 2006. The redemption was made at 104.75% of the aggregate principal amount of the notes. On May 1, 2001, we redeemed our 8.25% subordinated notes due 2002. The redemption was made at par. The redemptions were financed through borrowings under our primary credit facilities. The redemption premium and the write-off of deferred financing fees related to the redemption of the 9.50% subordinated notes due 2006 and the 8.25% subordinated notes due 2002 totaled approximately $12.0 million ($7.3 million after tax), which is reflected as an extraordinary loss, net of tax in the consolidated statements of income for the year ended December 31, 2001.

Our scheduled maturities of long-term debt as well as our lease commitments under noncancellable operating leases as of December 31, 2001 are as follows (in millions):

	2002	2003	2004	2005	2006	Thereafter	Total

Long-term debt maturities	$129.5	$153.5	$278.4	$629.3	$167.5	$1,065.2	$2,423.4
Operating lease commitments	63.8	55.0	49.2	34.4	54.2	77.5	334.1

Total	$193.3	$208.5	$327.6	$663.7	$221.7	$1,142.7	$2,757.5

In addition, we typically enter into agreements with our customers at the beginning of a given vehicle’s life for the fulfillment of our customers’ purchasing requirements for the entire production life of the vehicle, with terms of up to 10 years. Prior to being formally awarded a program, we work closely with our customers in the early stages of designing and engineering a vehicle’s interior systems. The failure to complete the design and engineering work related to a vehicle’s interior systems, or to fulfill a customer’s contract, could adversely affect our business.

In November 2000, we entered into the ABS facility which provides for maximum purchases of adjusted accounts receivable of $300 million, of which $261 million were purchased as of December 31, 2001. In November 2001, the ABS facility was amended to extend the termination date to November 2002 and to accommodate reductions in the credit ratings of our three largest customers, whose receivable are transferred to the ABS facility, as well as recent declines in automotive production volumes. As a result, our utilization of the ABS facility in the future may be lower than in prior periods. In addition, should our customers experience further reductions in their credit ratings, we may be unable to utilize the ABS facility in the future. Should this occur, we would seek to utilize other available credit facilities to replace the funding currently provided by the ABS facility. During 2001, our utilization of the ABS facility versus other available credit facilities resulted in a savings of approximately $2 million.

In addition, several of our European subsidiaries factor their accounts receivable with financial institutions subject to limited recourse provisions. The amount of such factored receivables, which is not included in accounts receivable, was $184 million and $212 million as of December 31, 2001 and 2000, respectively.

In March 2000, our Board of Directors approved a share repurchase program, authorizing the repurchase of up to an additional 6.7 million shares of our outstanding common stock over a 24-month period. In 2000, we repurchased 3,352,100 shares of our outstanding common stock at an average purchase price of $23.24. In 1999, we repurchased 500,000 shares of our outstanding common stock at an average purchase price of $30.47. We did not repurchase any shares of our outstanding common stock in 2001.

We believe that cash flows from operations and available credit facilities will be sufficient to meet our anticipated debt service obligations, projected capital expenditures and working capital requirements. However, our operating cash flows and borrowing availability are subject to the risks and uncertainties identified under “— Overview,” “— Forward-Looking Statements” and “— Risk Factors.”

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

Our most significant foreign currency transactional exposures relate to Mexico, Canada and the European Monetary Union. We have performed a quantitative analysis of our overall currency rate exposure as of December 31, 2001. The potential adverse earnings impact from a hypothetical 10% weakening of the U.S. dollar relative to all other currencies for calendar year 2002 is approximately $4 million.

As of December 31, 2001, contracts representing $1.0 billion of notional amount were outstanding with maturities of less than one year. The fair value of these foreign exchange contracts as of December 31, 2001 was approximately a positive $15 million. A 10% change in exchange rates would result in a $35 million change in market value.

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

Interest Rates. We use a combination of fixed and variable rate debt and interest rate swap contracts to manage our exposure to interest rate movements. Our exposure to variable interest rates on outstanding floating rate debt instruments indexed to U.S. or European Monetary Union short-term money market rates is partially managed by the use of interest rate swap agreements to convert variable rate debt to fixed rate debt, matching effective and maturity dates to specific debt instruments. These interest rate derivative contracts are executed with banks that we believe are creditworthy and are denominated in currencies that match the underlying debt instrument. Net interest payments or receipts from interest rate swaps are recorded as adjustments to interest expense in our consolidated statements of income on an accrual basis.

We have performed a quantitative analysis of our overall interest rate exposure as of December 31, 2001. This analysis assumes an instantaneous 100 basis point parallel shift in interest rates at all points of the yield curve. The potential adverse earnings impact from this hypothetical increase for calendar year 2002 is approximately $6 million.

As of December 31, 2001, contracts representing $1.0 billion of notional amount were outstanding with maturity dates of March 2002 through May 2005. The fair value of these interest rate swap agreements is subject to changes in value due to changes in interest rates. The fair value of outstanding interest rate swap agreements as of December 31, 2001 was approximately a negative $31 million. A 100 basis point parallel increase in interest rates would increase the market value of these instruments by approximately $5 million. A decrease in interest rates of the same magnitude would result in a $5 million decline in market value.

Additional information relating to our outstanding financial instruments is included in Note 8, “Long-Term Debt,” and Note 14, “Financial Instruments,” to the consolidated financial statements included in this Report.

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

We have been named as a potentially responsible party at several third party landfill sites and are engaged in the cleanup of hazardous wastes at certain sites owned, leased or operated by us, including several properties acquired in the UT Automotive acquisition. Certain present and former properties of UT Automotive are subject to environmental liabilities which may be significant. We obtained agreements and indemnities with respect to possible environmental liabilities from United Technologies Corporation in connection with our acquisition of UT Automotive. While we do not believe that the environmental liabilities associated with our properties will have a material adverse effect on our business, consolidated financial position or results of future operations, no assurances can be given in this regard.

Significant Accounting Policies
Our significant accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in this Report and include:

Pre-Production Costs Related to Long-Term Supply Arrangements. We incur pre-production engineering, research and development (“ER&D”) and tooling costs related to the products produced for our customers under long-term supply agreements. Prior to January 1, 2000, we capitalized these costs when reimbursable from the customer and amortized them over the term of the related supply agreement. On January 1, 2000, we prospectively adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Agreements.” As a result, beginning January 1, 2000, we expensed all pre-production ER&D costs for products to be supplied under long-term supply agreements for which reimbursement was not contractually guaranteed by our customer. In addition, we expensed all pre-production tooling costs for products to be supplied under long-term supply agreements related to customer-owned tools for which reimbursement was not contractually guaranteed by our customer or for which the customer had not provided a noncancellable right to use the tooling. During 2001 and 2000, we capitalized $130 million and $170 million, respectively, of pre-production ER&D costs for products to be supplied under long-term supply agreements for which reimbursement is contractually guaranteed by our customer. In addition, during 2001 and 2000, we capitalized $174 million and $410 million, respectively, of pre-production tooling costs for products to be supplied under long-term supply agreements related to Company-owned tools as well as customer-owned tools for which reimbursement is contractually guaranteed by our customer or for which our customer had provided a noncancellable right to use. A change in the commercial arrangements affecting any of our significant programs that would require us to expense ER&D or tooling costs that we currently capitalize under EITF Issue No. 99-5 could have a material adverse impact on our reported results of operations.

Revenue Recognition and Sales Commitments. We recognize revenues as our products are shipped to our customers. We enter into agreements with our customers at the beginning of a given vehicle’s life. Once we enter into such agreements, fulfillment of our customers’ purchasing requirements is our obligation for the entire production life of the vehicle, with terms of up to 10 years. These agreements generally may be terminated by our customer (but not by us) at any time, but in general are not. In certain instances, we may be committed under existing agreements to supply product to our customers at selling prices which are not sufficient to cover the direct cost to produce such product. In such situations, we record a liability for the estimated future amount of such losses. Such losses are recognized at the time that the loss is probable and reasonably estimable and are recorded at the minimum amount necessary to fulfill our obligations to our customers. Losses are determined on a separate agreement basis and are estimated based upon information available at the time of the estimate, including future production volume estimates, the length of the program and selling price and production cost information. On a quarterly basis, we evaluate the adequacy of the loss contract accruals recorded and make adjustments as necessary.

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

				Accrual at
	Original			Dec. 31,
	Accrual	Adjustments	Utilized	2001

Lear-Donnelly	$8.7	$—	$(6.6)	$2.1
UT Automotive	19.7	—	(11.5)	8.2
Peregrine	18.4	—	(15.1)	3.3
Delphi	53.3	(1.3)	(36.3)	15.7

We utilized $23.5 million, $31.2 million and $16.1 million of the loss contract accruals to offset losses in 2001, 2000 and 1999, respectively. The estimated utilization of the aggregate loss contract accrual is $20.3 million, $7.4 million and $1.6 million for 2002, 2003 and 2004, respectively.

Use of Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Generally, assets and liabilities subject to estimation and judgment include amounts related to unsettled pricing discussions with customers and suppliers, loss contract accruals, warranty accruals, pension and other postretirement costs, plant consolidation and reorganization reserves, self-insurance accruals, asset valuation reserves and accruals related to litigation and environmental remediation costs. Management does not believe that the ultimate settlement of any such assets or liabilities will materially affect our financial position or results of future operations.

Recently Issued Accounting Pronouncements
Business Combinations. The Financial Accounting Standards Board (“FASB”) has issued SFAS No. 141, “Business Combinations;” the provisions of which apply to all business combinations initiated after June 30, 2001. This statement requires that all business combinations be accounted for under the purchase method. In addition, this statement requires the separate recognition of certain intangible assets.

Goodwill and Other Intangible Assets. The FASB has issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after December 15, 2001. Under this statement, goodwill will no longer be amortized but will be subject to impairment analysis. Goodwill amortization for the year ended December 31, 2001 was $90 million. We are currently assessing the potential impact of SFAS No. 142 related to the impairment analysis of goodwill.

Asset Retirement Obligations. The FASB has issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. We do not expect the effects of adoption to be significant.

Impairment or Disposal of Long-Lived Assets. The FASB has issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. This statement addresses the financial accounting and reporting for the impairment of or disposal of long-lived assets. We do not expect the effects of adoption to be significant.

Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. The words “will,” “may,” “designed to,” “outlook,” “believes,” “should,” “anticipates,” “plans,” “expects,” “intends,” and “estimates,” and similar expressions identify these forward-looking statements. All statements contained or incorporated in the Report which address operating performance, events or developments that we expect or anticipate may occur in the future, including statements related to volume growth, awarded sales contracts and earning per share growth or statements expressing general optimism about future operating results, are forward-looking statements. Principal important factors, risks and uncertainties that may cause actual results to differ from those expressed in our forward-looking statements are, including but not limited to:

•	general economic conditions in the market in which we operate,
•	fluctuation in worldwide or regional automotive and light truck production,
•	financial or market declines of our customers,
•	labor disputes involving us or our significant customers,
•	changes in practices and/or policies of our significant customers toward outsourcing automotive components and systems,
•	our success in achieving cost reductions that offset or exceed customer-mandated selling price reductions,
•	liabilities arising from legal proceedings to which we are or may become a party or claims against us or our products,
•	increases in our warranty costs,
•	fluctuations in currency exchange rates,
•	changes in technology and technological risks,
•	adverse changes in economic conditions or political instability in the jurisdictions in which we operate,
•	raw materials shortages and
•	other risks, described below in “— Risk Factors” below and from time to time in our other Securities and Exchange Commission filings.

We do not assume any obligation to update any of these forward-looking statements.

Risk Factors

•	A decline in automotive sales would reduce our sales and could harm our profitability and thereby make it more difficult to make payments under our indebtedness and lead to a decline in the value of our common stock.
Our operations are directly related to automotive vehicle production. Automotive sales and production are cyclical and can be affected by the strength of a country’s general economy. In addition, automotive sales and production can be affected by labor relations issues, regulatory requirements, trade agreements and other factors. Automotive production in North America and Western Europe has declined from 33.2 million in 1999 to 32.0 in 2001 and is expected to decline between 2% and 6% in 2002. This decline in automotive sales and production resulted in a decline in our business and profitability in 2001. Our recent restructuring actions are intended to align our capacity with lower production levels. Significant deterioration beyond the expected production levels, however, could have a negative impact on our sales, net income and other results of operations.
•	The loss in business from a major customer or the discontinuation of a particular automobile model could reduce our sales and harm our profitability, which could make it more difficult for us to make payments under our indebtedness and lead to a decline in the value of our common stock.
General Motors and Ford and their respective affiliates, the two largest automotive manufacturers in the world, together accounted for approximately 60% of our net sales in 2001. A loss of significant business from General Motors or Ford could be harmful to our business and our profitability, thereby making it more difficult for us to make payments under our indebtedness and leading to a decline in the value of our common stock. Although we have purchase orders from many of our customers, these purchase orders generally provide for the supply of a customer’s annual requirements for a particular model and assembly plant, renewable on a year-to-year basis, rather than for the purchase of a specific quantity of products. The loss of business with respect to a significant automobile model could have a material adverse effect on our business and profitability. In this regard, we have been notified by a significant customer that it intends to discontinue and relocate production of a particular vehicle model from Europe to North America. The discontinuation of this vehicle’s production in Europe could require us to write-off non-recoverable program costs and lead to a decline in our profitability. We have, however, entered into commercial negotiations with the customer regarding these issues.

There is substantial and continuing pressure from automotive manufacturers to reduce costs, including costs associated with outside suppliers such as us. No assurances can be given with respect to our ability to improve or maintain our profitability in light of these substantial and continuing pressures.
•	Our substantial international operations make us vulnerable to risks associated with doing business in foreign countries.
As a result of our business strategy, which includes plans for continued global expansion of operations, a significant portion of our revenues and expenses are denominated in currencies other than U.S. dollars. In addition, we have manufacturing and distribution facilities in many foreign countries. International operations are subject to certain risks inherent in doing business abroad, including:
•	exposure to local economic conditions;
•	expropriation and nationalization;
•	currency exchange rate fluctuations and currency controls;
•	withholding and other taxes on remittances and other payments by subsidiaries;
•	investment restrictions or requirements; and
•	export and import restrictions.

The likelihood of such occurrences and their potential effect on us vary from country to country and are unpredictable but may have a material adverse effect on our business and our profitability, which would make it more difficult for us to make payments under our indebtedness and lead to a decline in the value of our common stock.
•	A significant labor dispute involving us or one or more of our major customers could materially reduce our sales and harm our profitability, thereby making it more difficult for us to make payments under our indebtedness and lead to a decline in the value of our common stock.
Approximately 75% of our employees, and a substantial number of employees of most of our customers, are members of industrial trade unions and are employed under the terms of collective bargaining agreements. Virtually all of our unionized facilities in the United States and Canada have a separate agreement with the union that represents the workers at such facilities, with each such agreement having an expiration date that is independent of other collective bargaining agreements. Collective bargaining agreements covering approximately one-quarter of our unionized workforce of approximately 87,000 employees are scheduled to expire in 2002. A labor dispute involving us or any of our major customers, or the inability by us or any of our major customers to negotiate an extension of a collective bargaining agreement covering a large number of employees upon its expiration, could materially reduce our sales and harm our profitability, thereby making it more difficult for us to make payments under our indebtedness and lead to a decline in the value of our common stock. Significant increases in labor costs as a result of the renegotiation of collective bargaining agreements could also adversely impact our business and profitability.
•	We have a substantial amount of debt, which may harm our financial condition and require us to use a significant portion of our cash flow to satisfy our debt obligations.
We have debt that is greater than our stockholders’ equity and a significant portion of our cash flow from operations will be used to satisfy our debt obligations. In addition, we may incur additional debt in the future. For the year ended December 31, 2001, our consolidated interest expense was $255 million. Our primary credit facilities provide for scheduled term loan repayments of $125 million in 2002, $150 million in 2003 and $75 million in 2004. Therefore, a downturn in our business could limit our ability to make payments under our indebtedness. Our indebtedness could also:
•	increase our vulnerability to general adverse economic and industry conditions;
•	limit our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to payments of our indebtedness;
•	limit our ability to obtain other financing to fund future working capital, acquisitions, capital expenditures, research and development costs and other general corporate requirements;
•	limit our ability to take advantage of business opportunities as a result of various restrictive covenants in our indebtedness; and
•	place us at a competitive disadvantage compared to our main competitors that have less debt.

•	Because a significant portion of our borrowings bear interest at variable rates, an increase in interest rates would reduce our profitability and make it more difficult for us to make payments under our indebtedness.
Since a significant portion of our borrowings bear interest at variable rates, we will be vulnerable to increases in interest rates, which would reduce our profitability and make it more difficult for us to make payments under our indebtedness. In addition, we may be able to incur additional variable-rate indebtedness in the future.
•	We will depend upon cash from our subsidiaries and therefore, if we do not receive dividends or other distributions from our subsidiaries, it will be more difficult for us to make payments under our indebtedness.
A substantial portion of our revenue and operating income is generated by our wholly-owned subsidiaries. Accordingly, we will be dependent on the earnings and cash flow of, and dividends and distributions or advances from, our subsidiaries to provide the funds necessary to meet our debt service obligations. Our obligations under our primary credit facilities and senior notes are currently guaranteed by certain of our subsidiaries, but such guarantees may be released under certain circumstances.

ITEM 8 — CONSOLIDATED FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA

Report of Independent Public Accountants

To Lear Corporation:

     We have audited the accompanying consolidated balance sheets of LEAR CORPORATION AND SUBSIDIARIES (“the Company”) as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

/s/	ARTHUR ANDERSEN LLP

Detroit, Michigan,
January 28, 2002 (except with respect to the matter discussed in Note 8, as to which the date is February 14, 2002).

CONSOLIDATED BALANCE SHEETS
LEAR CORPORATION AND SUBSIDIARIES
(In millions, except share data)

December 31,	2001	2000

Assets
Current Assets:
Cash and cash equivalents	$87.6	$98.8
Accounts receivable, net of reserves of $26.7 in 2001 and $28.6 in 2000	1,392.8	1,639.0
Inventories	440.3	538.8
Recoverable customer engineering and tooling	191.6	273.2
Other	254.5	278.2

Total current assets	2,366.8	2,828.0

Long-Term Assets:
Property, plant and equipment, net	1,715.7	1,891.3
Goodwill, net	3,139.5	3,266.6
Other	357.2	389.6

Total long-term assets	5,212.4	5,547.5

	$7,579.2	$8,375.5

Liabilities and Stockholders’ Equity
Current Liabilities:
Short-term borrowings	$63.2	$72.4
Accounts payable and drafts	1,982.9	2,174.0
Accrued liabilities	1,007.2	969.6
Current portion of long-term debt	129.5	155.6

Total current liabilities	3,182.8	3,371.6

Long-Term Liabilities:
Long-term debt	2,293.9	2,852.1
Other	543.4	551.0

Total long-term liabilities	2,837.3	3,403.1

Stockholders’ Equity:
Common stock, par value $.01 per share, 150,000,000 shares authorized and 68,615,667 and 67,916,682 shares issued at December 31, 2001 and 2000, respectively	.7	.7
Additional paid-in capital	888.3	874.1
Notes receivable from sale of common stock	(.1)	(.1)
Common stock held in treasury, 4,362,330 shares at December 31, 2001 and 2000, at cost	(111.4)	(111.4)
Retained earnings	1,062.8	1,036.5
Accumulated other comprehensive loss	(281.2)	(199.0)

Total stockholders’ equity	1,559.1	1,600.8

	$7,579.2	$8,375.5

The accompanying notes are an integral part of these consolidated balance sheets.

CONSOLIDATED STATEMENTS OF INCOME
LEAR CORPORATION AND SUBSIDIARIES
(In millions, except per share data)

For the year ended December 31,	2001	2000	1999

Net sales	$13,624.7	$14,072.8	$12,428.8
Cost of sales	12,589.9	12,622.7	11,155.2
Selling, general and administrative expenses	514.2	524.8	483.7
Amortization of goodwill	90.2	89.9	76.6
Interest expense	254.7	316.2	235.1
Other expense, net	65.3	35.0	35.2

Income before provision for national income taxes, minority interests in consolidated subsidiaries, equity in net (income) loss of affiliates and extraordinary loss	110.4	484.2	443.0
Provision for national income taxes	68.7	197.3	174.0
Minority interests in consolidated subsidiaries	11.5	13.9	7.6
Equity in net (income) loss of affiliates	(4.0)	(1.7)	4.3

Income before extraordinary loss	34.2	274.7	257.1
Extraordinary loss, net of tax	7.9	—	—

Net income	$26.3	$274.7	$257.1

Basic net income per share
Income before extraordinary loss	$.53	$4.21	$3.84
Extraordinary loss	.12	—	—

Basic net income per share	$.41	$4.21	$3.84

Diluted net income per share
Income before extraordinary loss	$.52	$4.17	$3.80
Extraordinary loss	.12	—	—

Diluted net income per share	$.40	$4.17	$3.80

The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
LEAR CORPORATION AND SUBSIDIARIES
(In millions, except share data)

December 31,	2001	2000	1999

Common Stock
Balance at beginning and end of period	$.7	$.7	$.7

Additional Paid-in Capital
Balance at beginning of period	$874.1	$870.2	$859.3
Stock options exercised	10.1	2.1	7.7
Tax benefit of stock options exercised	4.1	1.1	3.2
Put options issuance	—	.7	—

Balance at end of period	$888.3	$874.1	$870.2

Notes Receivable from Sale of Common Stock

Balance at beginning and end of period	$(.1)	$(.1)	$(.1)

Treasury Stock
Balance at beginning of period	$(111.4)	$(33.5)	$(18.3)
Purchases, 3,352,100 shares at an average price of $23.24 per share in 2000 and 500,000 shares at an average price of $30.47 per share in 1999	—	(77.9)	(15.2)

Balance at end of period	$(111.4)	$(111.4)	$(33.5)

Retained Earnings
Balance at beginning of period	$1,036.5	$761.8	$504.7
Net income	26.3	274.7	257.1

Balance at end of period	$1,062.8	$1,036.5	$761.8

Accumulated Other Comprehensive Loss
Minimum Pension Liability Balance at beginning of period	$(.9)	$(5.7)	$(11.8)
Minimum pension liability adjustment	(12.1)	4.8	6.1

Balance at end of period	$(13.0)	$(.9)	$(5.7)

Derivative Instruments and Hedging Activities Balance at beginning of period	$—	$—	$—
Derivative instruments and hedging activities adjustments	(13.1)	—	—

Balance at end of period	$(13.1)	$—	$—

Cumulative Translation Adjustments Balance at beginning of period	$(198.1)	$(128.1)	$(34.5)
Cumulative translation adjustments	(57.0)	(70.0)	(93.6)

Balance at end of period	$(255.1)	$(198.1)	$(128.1)

Accumulated other comprehensive loss	$(281.2)	$(199.0)	$(133.8)

Total Stockholders’ Equity	$1,559.1	$1,600.8	$1,465.3

Comprehensive Income (Loss)
Net income	$26.3	$274.7	$257.1
Minimum pension liability adjustment, net of tax of $7.6, $(2.5) and $(4.4) in 2001, 2000 and 1999, respectively	(12.1)	4.8	6.1
Derivative instruments and hedging activities adjustments	(13.1)	—	—
Cumulative translation adjustments	(57.0)	(70.0)	(93.6)

Comprehensive Income (Loss)	$(55.9)	$209.5	$169.6

     The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
LEAR CORPORATION AND SUBSIDIARIES
(In millions)

For the year ended December 31,	2001	2000	1999

Cash Flows from Operating Activities:
Net income	$26.3	$274.7	$257.1
Adjustments to reconcile net income to net cash provided by operating activities-
Extraordinary loss, net of tax	7.9	—	—
Net gain on disposition of businesses	(1.2)	(16.8)	—
Loss on write-down of other assets to net realizable value	3.1	—	—
Depreciation and amortization of goodwill	392.2	392.2	340.9
Recoverable customer engineering and tooling, net	110.3	23.5	(133.5)
Net change in working capital items	46.9	76.3	139.3
Other, net	(16.4)	3.2	(43.5)

Net cash provided by operating activities before proceeds from sales of receivables	569.1	753.1	560.3
Proceeds from sales of receivables	260.7	—	—

Net cash provided by operating activities	829.8	753.1	560.3

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(267.0)	(322.3)	(391.4)
Cost of acquisitions, net of cash acquired	—	(11.8)	(2,478.6)
Net proceeds from disposition of businesses and other assets	50.6	116.9	310.0
Other, net	15.3	(7.9)	21.8

Net cash used in investing activities	(201.1)	(225.1)	(2,538.2)

Cash Flows from Financing Activities:
Issuance of senior notes	223.4	—	1,400.0
Repayments of subordinated notes	(345.5)	—	—
Long-term revolving credit borrowings (repayments), net	(451.0)	(307.8)	572.5
Other long-term repayments, net	(4.0)	(56.2)	(38.3)
Short-term borrowings (repayments), net	(8.0)	(32.1)	17.3
Proceeds from sale of common stock	10.1	2.1	7.7
Purchase of treasury stock	—	(77.9)	(15.2)
Increase (decrease) in drafts	(70.5)	(52.6)	118.8
Other, net	—	.7	(24.8)

Net cash provided by (used in) financing activities	(645.5)	(523.8)	2,038.0

Effect of foreign currency translation	5.6	(12.3)	16.8

Net Change in Cash and Cash Equivalents	(11.2)	(8.1)	76.9
Cash and Cash Equivalents at Beginning of Year	98.8	106.9	30.0

Cash and Cash Equivalents at End of Year	$87.6	$98.8	$106.9

Changes in Working Capital, Net of Effects of Acquisitions:
Accounts receivable, net	$(73.2)	$157.4	$(91.9)
Inventories	76.0	.8	(57.2)
Accounts payable	(56.9)	74.1	310.1
Accrued liabilities and other	101.0	(156.0)	(21.7)

Net change in working capital items	$46.9	$76.3	$139.3

Supplementary Disclosure:
Cash paid for interest	$267.5	$333.4	$218.1

Cash paid for income taxes, net of refunds received of $36.1, $65.8 and $15.0 in 2001, 2000 and 1999, respectively	$63.4	$32.1	$152.9

The accompanying notes are an integral part of these consolidated statements.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements

(1) Basis of Presentation

The consolidated financial statements include the accounts of Lear Corporation (“Lear” or the “Parent”), a Delaware corporation, and the wholly-owned and majority-owned subsidiaries controlled by Lear (collectively, the “Company”). Investments in affiliates, other than wholly-owned and majority-owned subsidiaries controlled by Lear, in which Lear owns a 20% or greater interest are accounted for under the equity method (Note 6).

The Company and its affiliates are involved in the design and manufacture of interior systems and components for automobiles and light trucks. The Company’s main customers are automotive original equipment manufacturers. The Company operates facilities worldwide (Note 13).

(2) Summary of Significant Accounting Policies

Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories are comprised of the following (in millions):

December 31,	2001	2000

Raw materials	$286.0	$322.1
Work-in-process	51.2	68.9
Finished goods	103.1	147.8

Inventories	$440.3	$538.8

Pre-Production Costs Related to Long-Term Supply Arrangements
The Company incurs pre-production engineering, research and development (“ER&D”) and tooling costs related to the products produced for its customers under long-term supply agreements. Prior to January 1, 2000, the Company capitalized these costs when reimbursable from the customer and amortized them over the term of the related supply agreement. On January 1, 2000, the Company prospectively adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Agreements.” As a result, beginning January 1, 2000, the Company expensed all pre-production ER&D costs for products to be supplied under long-term supply agreements for which reimbursement was not contractually guaranteed by the customer. In addition, the Company expensed all pre-production tooling costs for products to be supplied under long-term supply agreements related to customer-owned tools for which reimbursement was not contractually guaranteed by the customer or for which the customer had not provided a noncancellable right to use the tooling. During 2001 and 2000, the Company capitalized $129.9 million and $170.1 million, respectively, of pre-production ER&D costs for products to be supplied under long-term supply agreements for which reimbursement is contractually guaranteed by the customer. In addition, during 2001 and 2000, the Company capitalized $173.5 million and $410.0 million, respectively, of pre-production tooling costs for products to be supplied under long-term supply agreements related to Company-owned tools as well as customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer had provided a noncancellable right to use. A change in the commercial arrangements affecting any of the Company’s significant programs that would require the Company to expense ER&D or tooling costs that it currently capitalizes under EITF Issue No. 99-5 could have a material adverse impact on the Company’s reported results of operations.

Property, Plant and Equipment
Property, plant and equipment is stated at cost. Depreciable property is depreciated over the estimated useful lives of the assets, using principally the straight-line method as follows:

Buildings and improvements Machinery and equipment	20 to 25 years 5 to 15 years

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

A summary of property, plant and equipment is shown below (in millions):

December 31,	2001	2000

Land	$105.5	$106.6
Buildings and improvements	571.6	592.7
Machinery and equipment	1,951.9	1,796.5
Construction in progress	26.3	183.8

Total property, plant and equipment	2,655.3	2,679.6
Less — accumulated depreciation	(939.6)	(788.3)

Net property, plant and equipment	$1,715.7	$1,891.3

Goodwill
Goodwill is amortized on a straight-line basis over 40 years. Accumulated amortization of goodwill amounted to $452.9 million and $366.8 million at December 31, 2001 and 2000, respectively. The Company evaluates the carrying value of goodwill for potential impairment if the facts and circumstances of the operations to which goodwill relates suggest that the goodwill may be impaired. Such evaluations consider significant declines in sales, earnings or cash flows or material adverse changes in the business climate. If any impairment were indicated based on a review of undiscounted cash flows, the Company would measure such impairment by comparing the discounted cash flows of the business to the book value of the business, including goodwill.

The FASB has issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after December 15, 2001. Under this statement, goodwill will no longer be amortized but will be subject to annual impairment analysis. Goodwill amortization for the year ended December 31, 2001 was $90.2 million. The Company is currently assessing the potential impact of SFAS No. 142 related to the impairment analysis of goodwill.

Long-Term Assets
The Company reevaluates the carrying values of its long-term assets whenever circumstances arise which call into question the recoverability of such carrying values. The evaluation takes into account all future estimated cash flows from the use of the assets, with an impairment being recognized if the evaluation indicates that the undiscounted future cash flows will not be greater than the carrying value. An impairment charge of $51.9 million was recognized in 2001 in connection with the restructuring charges (Note 5).

Revenue Recognition and Sales Commitments
The Company recognizes revenue as its products are shipped to its customers. The Company enters into agreements with its customers to produce products at the beginning of a given vehicle’s life. Once such agreements are entered into by the Company, fulfillment of the customers’ purchasing requirements is the obligation of the Company for the entire production life of the vehicle, with terms of up to 10 years. These agreements generally may be terminated by the customer (but not by the Company) at any time, but in general are not. In certain instances, the Company may be committed under existing agreements to supply product to its customers at selling prices which are not sufficient to cover the direct cost to produce such product. In such situations, the Company records a liability for the estimated future amount of such losses. Such losses are recognized at the time that the loss is probable and reasonably estimable and are recorded at the minimum amount necessary to fulfill the Company’s obligations to its customer. Losses are determined on a separate agreement basis and are estimated based upon information available at the time of the estimate, including future production volume estimates, length of the program and selling price and production cost information. On a quarterly basis, the Company evaluates the adequacy of the loss contract accruals recorded and makes adjustments as necessary.

Research and Development
Costs incurred in connection with the development of new products and manufacturing methods to the extent not recoverable from the Company’s customers are charged to selling, general and administrative expenses as incurred. These costs amounted to $198.6 million, $208.7 million and $181.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Foreign Currency Translation
With the exception of foreign subsidiaries operating in highly inflationary economies, which are measured in U.S. dollars, assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the end of the period. Revenues and expenses of foreign subsidiaries are translated using an average of exchange rates in effect during the period. Translation adjustments that arise from translating a foreign subsidiary’s financial statements from the functional currency to U.S. dollars are reflected in accumulated other comprehensive loss in the consolidated balance sheets.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those transactions which operate as a hedge of a foreign currency investment position, are included in the results of operations as incurred.

Net Income Per Share
Basic net income per share is computed using the weighted average common shares outstanding during the period. Diluted net income per share is computed using the average share price during the period when calculating the dilutive effect of common stock equivalents. Options to purchase 3,324,075 shares, 2,500,253 shares and 760,950 shares of common stock of the Company at exercise prices ranging from $35.93 to $54.22 and $25.53 to $54.22 and at an exercise price of $54.22 were outstanding during 2001, 2000 and 1999, respectively, but were not included in the computation of diluted shares outstanding, as inclusion would have resulted in antidilution. Shares outstanding were as follows:

For the Year Ended December 31,	2001	2000	1999

Weighted average common shares outstanding	63,977,391	65,176,499	66,922,844
Dilutive effect of common stock equivalents	1,327,643	664,465	820,308

Diluted shares outstanding	65,305,034	65,840,964	67,743,152

Use of Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Generally, assets and liabilities subject to estimation and judgment include amounts related to unsettled pricing discussions with customers and suppliers, loss contract accruals, warranty accruals, pension and other postretirement costs (Note 10), plant consolidation and reorganization reserves (Note 5), self-insurance accruals, asset valuation reserves and accruals related to litigation and environmental remediation costs. Management does not believe that the ultimate settlement of any such assets or liabilities will materially affect the Company’s financial position or results of future operations.

Reclassifications
Certain amounts in prior years’ financial statements have been reclassified to conform to the presentation used in the year ended December 31, 2001.

(3) Acquisitions and Dispositions

2001 Dispositions
In March 2001, the Company completed the sale of its Spanish wire business for approximately $35.5 million. A gain on the sale of $12.4 million is included in other expense, net in the accompanying consolidated statement of income for the year ended December 31, 2001.

In December 2001, the Company completed the sales of a plastics molding facility in Sweden, an interior acoustics facility in the United States and the metal seat frame portion of a facility in Poland for approximately $5.9 million. The loss on these sales, when combined with favorable post-closing settlements on prior dispositions, was $11.2 million and is included in other expense, net in the accompanying consolidated statement of income for the year ended December 31, 2001.

The pro forma results of the Company, after giving effect to these dispositions, would not be materially different from reported results.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

2000 Dispositions
In June 2000, the Company completed the sale of its sealants and foam rubber business for approximately $92.5 million. A gain on the sale of $36.6 million is included in other expense, net in the accompanying consolidated statement of income for the year ended December 31, 2000.

In December 2000, the Company completed the sale of four European plastic and metal manufacturing facilities for approximately $30.0 million, including the assumption of certain liabilities. A loss on the sale of $19.8 million is included in other expense, net in the accompanying consolidated statement of income for the year ended December 31, 2000.

The pro forma results of the Company, after giving effect to these dispositions, would not be materially different from reported results.

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

The UT Automotive acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed have been reflected in the accompanying consolidated balance sheets. The operating results of UT Automotive have been included in the consolidated financial statements of the Company since the date of acquisition. In 2000, the allocation of the purchase price was finalized, resulting in an increase in goodwill of $160.2 million. The increase was primarily due to the finalization of certain restructuring plans (Note 5), the finalization of pre-acquisition contingencies related to warranty and legal settlements and the revision of amounts recorded related to loss contracts that existed at the date of acquisition to provide products to customers at selling prices which were not sufficient to cover the direct costs to produce such products. The final purchase price and related allocation are as follows (in millions):

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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

In February 1999, the Company purchased Polovat and the automotive business of Ovatex. Polovat and Ovatex supplied flooring and acoustic products for the automotive market. The acquired operations have three plants in Poland and two plants in Italy and employ more than 600 people.

The Lear-Donnelly, Peregrine, Polovat and Ovatex acquisitions were accounted for as purchases. The operating results of the acquired companies have been included in the consolidated financial statements of the Company since the date of each acquisition. The aggregate cash paid for these acquisitions was $134.5 million, with funds provided by borrowings under the Company’s primary credit facilities (Note 8).

The pro forma results of the Company, after giving effect to these acquisitions, would not be materially different from reported results.

Electric Motor Systems
In June 1999, the Company completed the sale of Electric Motor Systems (“EMS”) to Johnson Electric Holdings Limited for $310 million. The proceeds from this sale were used to reduce borrowings under the Company’s primary credit facilities. Lear acquired the EMS business in conjunction with the acquisition of UT Automotive. The EMS business was sold for an amount that was approximately equal to the fair value which had been allocated to the EMS business at the date of acquisition. As such, no gain or loss on the sale was recognized. Although the sale of the EMS business qualified as a discontinued operation, the results of the EMS business operations during the ownership period were not material and are included in other expense, net.

See Note 4 for pro forma financial information.

(4) Pro Forma Financial Information

The following pro forma financial information is presented to illustrate the estimated effect of the Transactions, as if such Transactions had occurred as of January 1, 1999.

The Transactions are:

—	the acquisition of UT Automotive;
—	the sale of EMS and the application of the proceeds therefrom;
—	the amendment and restatement of the Company’s existing revolving credit facility in connection with the acquisition of UT Automotive;
—	borrowings under the Company’s new revolving credit facilities, which it entered into in May 1999, in connection with the acquisition of UT Automotive; and
—	the offering and sale of the Company’s 7.96% Senior Notes due 2005 and 8.11% Senior Notes due 2009 and the application of the net proceeds therefrom in May 1999.

(Unaudited; in millions, except per share data):

For the Year Ended December 31, 1999

		UT	Operating and		Elimination	Operating and
	Lear	Automotive	Financing		of EMS	Financing
	Historical	Historical (1)	Adjustments		Historical (2)	Adjustments		Pro Forma

Net sales	$12,428.8	$1,091.1	$—		$(114.9)	$—		$13,405.0
Net income	257.1	36.4	(42.6	) (3)	(6.1)	6.1	(4)	250.9
Basic net income per share	3.84							3.75
Diluted net income per share	3.80							3.70

(1)	The UT Automotive historical information represents amounts derived from the unaudited results of operations for the period from January 1, 1999 through May 4, 1999, the date on which UT Automotive was acquired by the Company.

(2)	The EMS historical information represents amounts derived from the unaudited results of operations for the period from January 1, 1999 through June 25, 1999, the date on which EMS was sold by the Company. The EMS business was sold for an amount that was approximately equal to the fair value which had been allocated to the EMS business at the date of acquisition. As such, no gain or loss on the sale was recognized.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

(3)	The Operating and Financing Adjustments that resulted from the acquisition of UT Automotive include:

Amortization of goodwill from the acquisition of UT Automotive (over 40 years)	$(8.3)
Incremental interest expense incurred as a result of the acquisition of UT Automotive	(52.8)
Impact on tax provision due to incremental interest expense	18.5

Net impact of adjustments on net income	$(42.6)

(4)	The Operating and Financing Adjustments that resulted from the sale of EMS include:

Reduction of interest expense incurred as a result of the sale of EMS	$9.4
Impact on tax provision due to reduction of interest expense	(3.3)

Net impact of adjustments on net income	$6.1

The pro forma information above does not purport to be indicative of the results that actually would have been achieved if the Transactions had occurred on the date assumed and is not intended to be a projection of future results or trends.

(5) Restructuring and Other Charges

2001
In order to better align the Company’s operations and capacity in response to reductions in global automotive production volumes, the Company began to implement a restructuring plan in the fourth quarter of 2001. This restructuring plan is designed to consolidate the Company’s operations, provide operational efficiencies and improve the Company’s long-term competitive position. As a result of this restructuring plan, the Company recorded pre-tax charges of $149.2 million, including $141.4 million recorded as cost of goods sold and $7.8 million recorded as selling, general and administrative expenses. These charges were incurred across all operating segments and reflect $71.2 million to consolidate the Company’s North and South American operations and $78.0 million to consolidate the Company’s European and Rest of World operations.

The consolidation of the North and South American operations includes the closure of ten manufacturing and three warehouse facilities in North America and three manufacturing facilities in South America. Several of these actions involve the relocation of business to improve factory utilization. The charges consist of severance costs of $32.2 million for 399 salaried and 3,092 hourly employees notified prior to December 31, 2001, asset impairment charges of $24.5 million to write-down assets to their fair value less disposal costs, lease cancellation costs of $6.0 million and other facility closure costs of $2.8 million. Certain of these amounts have been recorded net of estimated recoveries from third parties. Severance costs were recorded based on both completed negotiations and existing union and employee contracts. The fair value of assets was determined using both appraisals and cash flow analyses. Lease cancellation costs are expected to be paid through 2005. As of December 31, 2001, two of the manufacturing facilities were closed and 514 of the employees had been terminated. The majority of the remaining facility closures and terminations are expected to be completed in 2002.

The Company also implemented a plan to consolidate certain administrative functions and to reduce the U.S. salaried workforce. The Company recorded a charge of $5.7 million for severance costs for 229 employees notified prior to December 31, 2001. Severance costs were recorded based on both completed negotiations and existing employee contracts. As of December 31, 2001, 159 of the employees had been terminated. The remaining terminations are expected to be completed in 2002.

The consolidation of the European and Rest of World operations includes the closure of five manufacturing facilities. Several of these actions involve the relocation of business to improve factory utilization. The charges consist of severance costs of $25.3 million for 299 salaried and 3,991 hourly employees notified prior to December 31, 2001, asset impairment charges of $27.4 million to write-down assets to their fair value less disposal costs, lease cancellation costs of $.3 million and other facility closure costs of $6.8 million. Severance costs were recorded based on both completed negotiations and existing union and employee contracts. The fair value of assets was determined using both appraisals and cash flow analyses. As of December 31, 2001, one of the facilities was closed and 2,391 of the employees had been terminated. The majority of the remaining facility closures and terminations are expected to be completed in 2002.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

The majority of the European countries in which the Company operates have statutory requirements with regard to minimum severance payments which must be made to employees upon termination. The Company recorded a charge of $14.9 million for severance costs for 150 salaried employees and 1,356 hourly employees in one country under SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” as the Company anticipates this to be the minimum aggregate severance payments that will be made in accordance with statutory requirements. These employees are expected to be terminated in 2002.

The Company also implemented a plan to consolidate certain administrative functions and to reduce the European salaried workforce. The Company recorded a charge of $3.3 million for severance costs for 70 employees notified prior to December 31, 2001. Severance costs were recorded based on both completed negotiations and existing employee contracts. As of December 31, 2001, two of the employees had been terminated. The remaining terminations are expected to be completed in 2002.

The following table summarizes the 2001 restructuring charges (in millions):

	Original	Utilized		Accrual at

	Provision	Cash	Noncash	Dec. 31, 2001

North and South America Operations Consolidation:
Severance	$37.9	$(4.3)	$—	$33.6
Asset impairments	24.5	—	(24.5)	—
Lease cancellation costs	6.0	(.1)	—	5.9
Other closure costs	2.8	(.2)	—	2.6
Europe and ROW Operations Consolidation:
Severance	43.5	(3.0)	—	40.5
Asset impairments	27.4	—	(27.4)	—
Lease cancellation costs	.3	—	—	.3
Other closure costs	6.8	—	—	6.8

Total	$149.2	$(7.6)	$(51.9)	$89.7

2000
In the fourth quarter of 2000, the Company implemented a plan to streamline corporate and division administrative office functions. As a result of these actions, the Company recorded pre-tax charges of $4.5 million, consisting entirely of severance to employees notified of their termination prior to December 31, 2000. These charges are included in cost of sales in the accompanying statement of income for 2000. As of December 31, 2001, all of the provision had been utilized.

1998
In the fourth quarter of 1998, the Company began to implement a restructuring plan designed to reduce its cost structure and improve its long-term competitive position. During 2000 and 1999, the Company made adjustments to the original restructuring provision, resulting in net restructuring credits of $4.5 million and $10.1 million, respectively. The adjustments are attributable to several factors, including severance benefits in excess of amounts originally accrued, reduced severance benefits due to employee reductions attained through attrition, sub-lessor arrangements and decisions to delay or cancel certain actions. Additionally, during 1999, the Company expensed as incurred $5.7 million of employee and equipment relocation costs incurred in connection with the implementation of the restructuring plan. The net effect of the adjustments to the original restructuring provision and the costs expensed as incurred is included in cost of sales in the accompanying statements of income for 2000 and 1999. The restructuring is complete, and the remaining accrual of $6.5 million as of December 31, 2001 consists of long-term lease payments related to closed European facilities.

UT Automotive
During the second quarter of 1999, the Company began to implement restructuring plans designed to integrate the operations of the recently acquired UT Automotive, which were finalized during the first and second quarters of 2000. As a result of these restructuring plans, the Company recorded an adjustment to the original purchase price allocation of $32.3 million. The plans called for the termination of 899 employees, all of whom were terminated as of December 31, 2001, and the closure of or exit from five facilities, of which four were closed or vacated as of December 31, 2001. During the second quarter of 2001, the

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

closure of a European facility was cancelled due to a new program award in the region. The Company had previously completed all restructuring actions related to this facility with the exception of the disposition of the building, which had been idle since July 2000. Production on the new program began in January 2002. As a result, the Company reduced the restructuring accrual related to severance and goodwill by $2.7 million. The following table summarizes the restructuring activity related to this acquisition (in millions):

	Original		Utilized		Accrual at

	Accrual	Adjustment	Cash	Noncash	Dec. 31, 2001

Severance	$19.8	$(2.7)	$(15.9)	$—	$1.2
Asset impairments	6.6	—	—	(6.6)	—
Other closure costs	5.9	—	(4.1)	—	1.8

Total	$32.3	$(2.7)	$(20.0)	$(6.6)	$3.0

(6) Investments in Affiliates

The Company’s beneficial ownership in affiliates accounted for using the equity method was as follows as of December 31 of the year indicated:

Affiliate	2001	2000	1999

Lear Furukawa Corporation	51%	51%	51%
Corporate Eagle Two, L.L.C.	50	50	50
Industrias Cousin Freres, S.L. (Spain)	50	50	50
SALBI, A.B. (Sweden)	50	50	50
Lear Motorola Integrated Solutions, L.L.C.	50	50	—
Bing-Lear, L.L.C. (formerly Detroit Automotive Interiors, L.L.C.)	49	49	49
JL Automotive, L.L.C.	49	49	—
Autoform Kunstoffteile GmbH (Germany)	—	—	49
North American Interiors, L.L.C.	—	—	49
Autoform Kunstoffteile GmbH & Co. KG (Germany)	—	—	48
NTTF Industries Ltd. (India)	46	46	46
Saturn Electronics Texas, L.L.C.	45	44	44
Interiores Automotrices Summa, S.A. de C.V. (Mexico)	40	40	40
Lear-Air International Holdings Pty Ltd. (Australia)	—	40	40
U.P.M. S.r.L. (Italy)	39	39	39
Total Interior Systems — America, L.L.C.	39	39	—
Precision Fabrics Group	38	29	29
Markol Otomotiv Yan Sanayi Ve Ticaret A.S. (Turkey)	35	35	35
Pianfei Glass S.A. (Spain)	—	—	35
Jiangxi Jiangling Lear Interior Systems Co., Ltd. (China)	33	33	33
Interni S.A. (Brazil)	25	25	25

The Company’s aggregate investment in affiliates was $53.8 million and $71.5 million as of December 31, 2001 and 2000, respectively.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Summarized group financial information for affiliates accounted for under the equity method as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999 was as follows (unaudited; in millions):

December 31,	2001	2000

Balance sheet data:
Current assets	$151.4	$161.9
Non-current assets	100.7	102.9
Current liabilities	128.0	137.8
Non-current liabilities	53.5	35.3

Year Ended December 31,	2001	2000	1999

Income statement data:
Net sales	$592.5	$630.9	$335.4
Gross profit	69.8	75.6	44.1
Income before provision for income taxes	10.8	13.6	17.0
Net income	7.7	8.0	11.7

The Company had sales to affiliates of approximately $26.5 million, $27.6 million and $32.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. Dividends of approximately $4.2 million, $2.0 million and $1.8 million were received by the Company from these affiliates for the years ended December 31, 2001, 2000 and 1999, respectively.

Lear Furukawa Corporation is accounted for under the equity method as shareholder resolutions require a two-thirds majority vote. Therefore, Lear does not control this affiliate.

The Company also guarantees 39% of the debt of Total Interior Systems — America, L.L.C. As of December 31, 2001, the debt balance of Total Interior Systems — America, L.L.C. was $4.4 million.

During 2001, the Company sold its interest in Lear-Air International Holdings Pty Ltd. In addition, the Company’s ownership of Precision Fabrics Group increased from 29% to 38% due to a decrease in the number of shares outstanding, as the joint venture repurchased shares from other owners. The Company’s ownership of Saturn Electronics Texas, L.L.C. also increased from 44% to 45%, as a former employee’s shares in the joint venture reverted to the Company.

During 2000, the Company sold its interests in North American Interiors, L.L.C., Pianfei Glass S.A., Autoform Kunstoffteile GmbH and Autoform Kunstoffteile GmbH & Co. KG. In addition, in April 2000, the Company contributed cash and computer equipment for a 49% interest in JL Automotive, L.L.C. In May 2000, the Company formed a joint venture with Motorola, Inc. to design integrated interior systems for Ford. In November 2000, the Company formed Total Interior Systems — America, a joint venture with Takashimaya Nippatsu Kogyo Co. Ltd. to supply seat systems for Toyota.

(7) Short-Term Borrowings

The Company utilizes uncommitted lines of credit to satisfy a portion of its short-term working capital requirements. As of December 31, 2001, the Company had unsecured lines of credit available from banks of $183.6 million, subject to certain restrictions imposed by the primary credit facilities (Note 8). Weighted average interest rates on the outstanding borrowings as of December 31, 2001 and 2000 were 4.2% and 7.3%, respectively.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

(8) Long-Term Debt

Long-term debt was comprised of the following as of December 31 of the year indicated (in millions):

Debt Instrument	2001	2000

Credit facilities	$714.3	$1,173.9
Other	86.3	97.8

	800.6	1,271.7

Less — current portion	(129.5)	(155.6)

	671.1	1,116.1

8.125% Senior Notes, due 2008	222.8	—
8.11% Senior Notes, due 2009	800.0	800.0
7.96% Senior Notes, due 2005	600.0	600.0
9.50% Subordinated Notes, due 2006	—	200.0
8.25% Subordinated Notes, due 2002	—	136.0

	1,622.8	1,736.0

Long-term debt	$2,293.9	$2,852.1

On March 26, 2001, the Company replaced its $2.1 billion revolving credit facility in order to extend its maturity and reduce commitments. As a result, interest rates and fees thereunder were adjusted to market rates. In addition, the Company amended its other primary credit facilities at the same time. The Company’s primary credit facilities currently consist of a $1.7 billion amended and restated credit facility, which matures on March 26, 2006, a $500 million revolving credit facility, which matures on May 4, 2004, and a $500 million term loan, having scheduled amortization which began on October 31, 2000 and a final maturity on May 4, 2004. The Company’s primary credit facilities provide for multicurrency borrowings in a maximum aggregate amount of up to $665.0 million, the commitment for which is part of the aggregate primary credit facilities commitment. The write-off of deferred financing fees related to the $2.1 billion revolving credit facility totaled approximately $1.0 million ($.6 million after tax), which is reflected as an extraordinary loss, net of tax in the consolidated statement of income for the year ended December 31, 2001.

As of December 31, 2001, the Company had $.7 billion outstanding under its primary credit facilities and $52.7 million committed under outstanding letters of credit, resulting in unused availability under the primary credit facilities of more than $1.0 billion. The weighted average interest rates across all currencies as of December 31, 2001 and 2000 were 7.1% and 7.6%, respectively. Borrowings and repayments under the primary credit facilities were as follows in the years indicated (in millions):

Year	Borrowings	Repayments

2001	$8,181.5	$8,632.5
2000	9,028.2	9,336.0
1999	9,274.3	8,701.8
1999

On March 20, 2001, the Company issued 8.125% senior notes due 2008 (the “Eurobonds”) in an aggregate principal amount of 250 million EUR (approximately $222.8 million based on the exchange rate in effect as of December 31, 2001). The offering of the Eurobonds was not registered under the Securities Act of 1933, as amended (the “Securities Act”). On November 13, 2001, the Company completed an exchange offer of the Eurobonds for substantially identical notes registered under the Securities Act.

In connection with the UT Automotive acquisition, the Company issued $1.4 billion aggregate principal amount of senior notes (the “Senior Notes”), $800 million of which mature in 2009 and $600 million of which mature in 2005. Interest on the Senior Notes is payable on May 15 and November 15 of each year. The Senior Notes were not registered under the Securities Act. In January 2000, the Company completed an exchange offer of the Senior Notes for substantially identical notes registered under the Securities Act.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

The Company may redeem all or part of the Eurobonds or the Senior Notes, at its option, at any time, at the redemption price equal to the greater of (a) 100% of the principal amount of the notes to be redeemed or (b) the sum of the present values of the remaining scheduled payments of principal and interest thereon from the redemption date to the maturity date discounted, to the redemption date on a semiannual basis, at the Bund rate in the case of the Eurobonds or at the applicable treasury rate plus 50 basis points in the case of the Senior Notes, together with any interest accrued but not paid to the date of the redemption.

On February 14, 2002, the Company issued $640 million aggregate principal amount at maturity of zero-coupon convertible senior notes due 2022, yielding gross proceeds of $250 million. The notes are unsecured and rank equally with the Company’s other unsecured senior indebtedness, including the Company’s other senior notes. Each note of $1,000 principal amount at maturity was issued at a price of $391.06, representing a yield to maturity of 4.75%. Holders of the notes may convert their notes at any time on or before the maturity date at a conversion rate, subject to adjustment, of 7.5204 shares of the Company’s common stock per note, provided that the average per share price of the Company’s common stock for the 20 trading days immediately prior to the conversion date is at least a specified percentage, beginning at 120% and declining 1/2% each year thereafter to 110% at maturity, of the accreted value of the note, divided by the conversion rate. The notes are also convertible (1) if the long-term credit rating assigned to the notes by either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Group is reduced below Ba3 or BB-, respectively, or either ratings agency withdraws its long-term credit rating assigned to the notes, (2) if the Company’s calls the notes for redemption or (3) upon the occurrence of specified other events.

The Company has an option to redeem all or a portion of the convertible notes for cash at their accreted value at any time on or after February 20, 2007. Holders may require the Company to purchase their notes on each of February 20, 2007, 2012 and 2017, as well as upon the occurrence of a fundamental change, at their accreted value on such dates. The Company may choose to pay the purchase price in cash or, subject to the satisfaction of certain conditions, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. The Company used the proceeds from the convertible debt offering to repay indebtedness under the revolving portion of the Company’s primary credit facilities. The notes and the common stock issuable upon conversion have not been registered under the Securities Act or applicable state securities laws, and may not be offered or sold in the United States absent registration or an applicable exemption from registration. Under the terms of a registration rights agreement entered into in connection with the issuance of the convertible notes, the Company is required to file a registration statement covering the resale of the notes and the common stock issuable thereunder. The Company would be required to pay additional interest on the notes in the event the registration statement is not filed or declared effective by specified dates and under certain other circumstances.

The senior notes of the Company are senior unsecured obligations and rank pari passu in right of payment with all of the Company’s existing and future unsubordinated unsecured indebtedness. The Company’s obligations under the senior notes are guaranteed, on a joint and several basis, by certain of its significant subsidiaries, which are primarily domestic subsidiaries. The Company’s obligations under its primary credit facilities are guaranteed by the same subsidiaries that guarantee the Company’s obligations under the senior notes and are secured by the pledge of all or a portion of the capital stock of certain of its significant subsidiaries. Pursuant to the terms of the primary credit facilities, the guarantees and stock pledges shall be released when and if the Company’s senior long-term unsecured debt is at or above “BBB-” from Standard & Poor’s Ratings Group and at or above “Baa3” from Moody’s Investors Service, Inc. and certain other conditions are satisfied. In the event that any such subsidiary ceases to be a guarantor under the primary credit facilities, such subsidiary will be released as a guarantor of the senior notes.

The Company’s primary credit facilities contain numerous restrictive covenants relating to the maintenance of certain financial ratios and to the management and operation of the Company. The covenants include, among other restrictions, limitations on indebtedness, guarantees, mergers, acquisitions, fundamental corporate changes, asset sales, investments, loans and advances, liens, dividends and other stock payments, transactions with affiliates and optional payments and modification of debt instruments. The senior notes also contain covenants restricting the ability of the Company and its subsidiaries to incur liens and to enter into sale and leaseback transactions and restricting the ability of the Company to consolidate with, to merge with or into or to sell to or otherwise dispose of all or substantially all of its assets to any person.

On August 9, 2001, the Company redeemed its 9.50% subordinated notes due 2006. The redemption was made at 104.75% of the aggregate principal amount of the notes. On May 1, 2001, the Company redeemed its 8.25% subordinated notes due 2002. The redemption was made at par. The redemptions were financed through borrowings under the Company’s primary credit

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

facilities. The redemption premium and the write-off of deferred financing fees related to the redemption of the 9.50% subordinated notes and the 8.25% subordinated notes totaled approximately $12.0 million ($7.3 million after tax), which is reflected as an extraordinary loss, net of tax in the consolidated statement of income for the year ended December 31, 2001.

Other long-term debt as of December 31, 2001 was principally made up of amounts outstanding under U.S. term loans, industrial revenue bonds and capital leases.

The scheduled maturities of long-term debt at December 31, 2001 for the five succeeding years are as follows (in millions):

Year	Maturities

2002	$129.5
2003	153.5
2004	278.4
2005	629.3
2006	167.5

(9) National Income Taxes

Set forth below is a summary of income before provision for national income taxes and components of the provision for national income taxes for the periods indicated (in millions):

Year Ended December 31,	2001	2000	1999

Income (loss) before provision (benefit) for national income taxes, minority interests in consolidated subsidiaries, equity in net (income) loss of affiliates and extraordinary loss:
Domestic	$(80.6)	$167.4	$208.0
Foreign	191.0	316.8	235.0

	$110.4	$484.2	$443.0

Domestic provision (benefit) for national income taxes:
Current provision	$26.7	$76.6	$109.5

Deferred — Deferred provision (benefit)	(51.9)	9.0	(39.9)

Total domestic provision (benefit)	(25.2)	85.6	69.6

Foreign provision for national income taxes:
Current provision	121.1	64.8	85.2

Deferred — Deferred provision (benefit)	(22.3)	57.1	36.8
Benefit of previously unbenefitted net operating loss carryforwards	(4.9)	(10.2)	(17.6)

	(27.2)	46.9	19.2

Total foreign provision	93.9	111.7	104.4

Provision for national income taxes	$68.7	$197.3	$174.0

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

The differences between tax provisions calculated at the United States Federal statutory income tax rate of 35% and the consolidated national income tax provision are summarized as follows (in millions):

Year Ended December 31,	2001	2000	1999

Income before provision for national income taxes, minority interests in consolidated subsidiaries, equity in net (income) loss of affiliates and extraordinary loss multiplied by the United States Federal statutory rate	$38.6	$169.5	$155.1
Differences in income taxes on foreign earnings, losses and remittances	21.7	(5.4)	9.6
Amortization of goodwill	24.4	24.4	20.0
Other	(16.0)	8.8	(10.7)

	$68.7	$197.3	$174.0

Deferred national income taxes represent temporary differences in the recognition of certain items for income tax and financial reporting purposes. The components of the net deferred national income tax (asset) liability are summarized as follows (in millions):

December 31,	2001	2000

Deferred national income tax liabilities:
Long-term asset basis differences	$138.7	$162.4
Recoverable customer engineering and tooling	49.2	58.7
Other	2.0	25.5

	$189.9	$246.6

Deferred national income tax assets:
Tax loss carryforwards	(140.5)	(125.6)
Retirement benefit plans	(47.3)	(51.7)
Accruals	(36.1)	(17.1)
Asset valuations	(25.5)	(23.6)
Tax credit carryforwards	(25.1)	(15.4)
Self-insurance reserves	(9.6)	(7.0)
Minimum pension liability	(7.6)	(.6)

	(291.7)	(241.0)
Valuation allowance	147.9	125.5

	$(143.8)	$(115.5)

Net deferred national income tax liability	$46.1	$131.1

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Deferred national income tax assets have been fully offset by a valuation allowance in certain foreign tax jurisdictions due to a history of operating losses. The classification of the net deferred national income tax (asset) liability is summarized as follows (in millions):

December 31,	2001	2000

Deferred national income tax assets:
Current	$(83.1)	$(30.1)
Long-term	(31.9)	(2.0)
Deferred national income tax liabilities:
Current	33.5	12.0
Long-term	127.6	151.2

Net deferred national income tax liability	$46.1	$131.1

Deferred national income taxes have not been provided on the undistributed earnings of the Company’s foreign subsidiaries as such amounts are either considered to be permanently reinvested or would not create any additional U.S. tax upon repatriation. The cumulative undistributed earnings at December 31, 2001 on which the Company had not provided additional national income taxes were approximately $509.4 million.

As of December 31, 2001, the Company had tax loss carryforwards of $428.8 million which relate to certain foreign subsidiaries. Of the total loss carryforwards, $226.8 million has no expiration date and $202.0 million expires in 2002 through 2011.

(10) Pension and Other Postretirement Benefit Plans

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

In accordance with SFAS No. 132, “Employers’ Disclosure about Pension and Other Postretirement Benefits,” the following tables provide a reconciliation of the change in benefit obligation, the change in plan assets and the net amount recognized in the consolidated balance sheets (based on a September 30 measurement date, in millions):

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

	Pension		Other Postretirement

December 31,	2001	2000	2001	2000

Change in benefit obligation:
Benefit obligation at beginning of year	$281.5	$246.8	$92.4	$83.4
Service cost	28.1	30.1	8.4	10.3
Interest cost	20.0	18.1	7.1	6.5
Amendments	.7	8.3	.1	.2
Actuarial (gain) loss	10.9	(7.5)	18.4	(2.4)
Acquisitions	—	1.9	—	—
Benefits paid	(14.8)	(11.3)	(3.6)	(2.1)
Curtailment gain	(3.4)	(.2)	.2	(3.3)
Translation adjustment	(10.2)	(4.7)	(1.0)	(.2)

Benefit obligation at end of year	$312.8	$281.5	$122.0	$92.4

Change in plan assets:
Fair value of plan assets at beginning of year	$219.5	$171.7	$—	$—
Actual return on plan assets	(24.3)	27.6	—	—
Employer contributions	38.0	29.9	3.6	2.1
Acquisitions	—	5.0	—	—
Benefits paid	(14.8)	(11.3)	(3.6)	(2.1)
Translation adjustment	(6.7)	(3.4)	—	—

Fair value of plan assets at end of year	$211.7	$219.5	$—	$—

Funded status	$(101.1)	$(62.0)	$(122.0)	$(92.4)
Unrecognized net actuarial (gain) loss	27.3	(25.1)	3.9	(17.2)
Unrecognized net transition (asset) obligation	(1.1)	(1.9)	21.6	23.7
Unrecognized prior service cost	30.9	35.1	(.6)	(.9)

Net amount recognized	$(44.0)	$(53.9)	$(97.1)	$(86.8)

Amounts recognized in the consolidated balance sheets:
Prepaid benefit cost	$31.7	$18.6	$—	$—
Accrued benefit liability	(121.2)	(96.3)	(97.1)	(86.8)
Intangible asset	25.8	22.3	—	—
Deferred tax asset	7.6	.6	—	—
Accumulated other comprehensive income	12.1	.9	—

Net amount recognized	$(44.0)	$(53.9)	$(97.1)	$(86.8)

In 2001, the Company recognized a curtailment gain of approximately $.6 million and $.1 million with respect to pension and other postretirement benefits, respectively, in conjunction with severance actions taken in the first six months of 2001 to reduce the Company’s cost base.

In 2000 and 1999, the Company recognized curtailment gains totaling approximately $.8 million and $.9 million with respect to pension and other postretirement benefits, respectively, in conjunction with the employee terminations associated with the 1998 restructuring plan (Note 5).

As of December 31, 2001 and 2000, twenty-one pension plans and sixteen pension plans, respectively, had accumulated benefit obligations in excess of plan assets. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets of these plans were $291.9 million, $250.7 million and $187.5 million, respectively, as of December 31, 2001 and $149.4 million, $144.8 million and $52.1 million, respectively, as of December 31, 2000.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Components of the Company’s net periodic benefit costs are as follows (in millions):

	Pension			Other Postretirement

December 31,	2001	2000	1999	2001	2000	1999

Components of net periodic benefit cost:
Service cost	$28.1	$30.1	$20.3	$8.4	$10.3	$8.4
Interest cost	20.0	18.1	15.4	7.1	6.5	4.9
Expected return on plan assets	(17.8)	(14.1)	(11.2)	—	—	—
Amortization of actuarial (gain) loss	(.9)	(.2)	.4	(1.4)	(1.3)	(1.2)
Amortization of transition (asset) obligation	(.3)	(.3)	(.4)	1.8	1.8	1.8
Amortization of prior service cost	3.1	2.9	2.4	.2	.1	(.2)
Curtailment (gain) loss	(.6)	—	(.8)	(.1)	(1.0)	.1

Net periodic benefit cost	$31.6	$36.5	$26.1	$16.0	$16.4	$13.8

The actuarial assumptions used in determining the funded status information and net periodic benefit cost information shown above were as follows:

	Pension		Other Postretirement

December 31,	2001	2000	2001	2000

Weighted-average assumptions:
Discount rate:
Domestic plans	7 1/2%	8%	7 1/2%	8%
Foreign plans	7%	61/2-7%	7%	7%
Expected return on plan assets:
Domestic plans	9 1/2%	9 1/4%	N/A	N/A
Foreign plans	7%	7%	N/A	N/A
Rate of compensation increase:
Domestic plans	4 1/2%	5%	N/A	N/A
Foreign plans	4 1/2%	31/2-4 1/2%	N/A	N/A

For measurement purposes, domestic healthcare costs were assumed to increase 10% in 2002, grading down over time to 5.5% in ten years. Foreign health care costs were assumed to increase 5.7% in 2002, grading down over time to 4.7% in fifteen years.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement plans. A 1% rise in the assumed rate of healthcare cost increases each year would increase the postretirement benefit obligation as of December 31, 2001 by $15.9 million and increase the postretirement net periodic benefit cost by $3.5 million for the year ended December 31, 2001.

The Company also sponsors defined contribution plans and participates in government sponsored programs in certain foreign countries. Contributions are determined as a percentage of each covered employee’s salary. The Company also participates in multi-employer pension plans for certain of its hourly employees and contributes to those plans based on collective bargaining agreements. The aggregate cost of the defined contribution and multi-employer pension plans charged to income was $24.2 million, $22.9 million and $14.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.

(11) Commitments and Contingencies

The Company is involved in certain legal actions and claims arising in the ordinary course of business. The Company does not believe that any of the litigation in which it is currently engaged, either individually or in the aggregate, will have a material adverse effect on its business, consolidated financial position or results of future operations.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

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

The Company has been named as a potentially responsible party at several third party landfill sites and is engaged in the cleanup of hazardous wastes at certain sites owned, leased or operated by the Company, including several properties acquired in the UT Automotive acquisition. Certain present and former properties of UT Automotive are subject to environmental liabilities, which may be significant. The Company obtained agreements and indemnities with respect to possible environmental liabilities from United Technologies Corporation in connection with the acquisition of UT Automotive. While the Company does not believe that the environmental liabilities associated with its properties will have a material adverse effect on its business, consolidated financial position or results of future operations, no assurances can be given in this regard.

In the event that the Company’s products fail to perform as expected and such failure results in, or is alleged to result in, bodily injury and/or property damage or other losses, the Company may be subject to product liability and warranty claims. Although historically, the Company has not experienced material claims, it can provide no assurances that it will not experience material claims in the future or that it will not incur significant costs to defend such claims. In addition, if any of the Company’s products are or are alleged to be defective, it may be required to participate in a recall involving such products.

Approximately 87,000 of the Company’s employees worldwide are subject to collective bargaining agreements. Relationships with all unions are good, and management does not anticipate any difficulties with respect to the agreements.

Lease commitments at December 31, 2001 under noncancellable operating leases with terms exceeding one year are as follows (in millions):

2002	$63.8
2003	55.0
2004	49.2
2005	34.4
2006	54.2
2007 and thereafter	77.5

Total	$334.1

The Company’s operating leases cover principally buildings and transportation equipment. Rent expense incurred under all operating leases and charged to operations was $116.8 million, $99.4 million and $56.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

(12) Stock Option Plans

The Company has four plans under which it has issued stock options, the 1992 Stock Option Plan, the 1994 Stock Option Plan, the 1996 Stock Option Plan and the Long-Term Stock Incentive Plan. Options issued to date under these plans generally vest over a three-year period and expire ten years from the original plan date.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

A summary of options transactions during each of the three years in the period ended December 31, 2001 is shown below:

	Stock Options	Price Range

Outstanding at December 31, 1998	3,262,091	$5.00 - $54.22
Granted	1,059,350	$39.00
Expired or cancelled	(307,299)	$5.00 - $54.22
Exercised	(415,416)	$5.00 - $37.25

Outstanding at December 31, 1999	3,598,726	$5.00 - $54.22
Granted	2,083,500	$20.25 - $23.56
Expired or cancelled	(282,873)	$5.00 - $54.22
Exercised	(306,952)	$5.00 - $33.00

Outstanding at December 31, 2000	5,092,401	$5.00 - $54.22
Granted	2,236,900	$27.25 - $35.93
Expired or cancelled	(275,427)	$5.00 - $54.22
Exercised	(698,985)	$5.00 - $39.00

Outstanding at December 31, 2001	6,354,889	$5.00 - $54.22

The following table summarizes information about options outstanding as of December 31, 2001:

Range of exercise prices	$ 5.00	$11.63 – 19.26	$20.25 – 27.25	$30.25 – 39.00	$ 54.22

Options outstanding:
Number outstanding	1,600	79,685	2,663,329	2,993,725	616,550
Weighted average remaining contractual life (years)	.42	2.25	8.24	7.69	6.33
Weighted average exercise price	$5.00	$15.95	$23.32	$36.77	$54.22
Options exercisable:
Number exercisable	1,600	79,685	47,579	644,100	616,550
Weighted average exercise price	$5.00	$15.95	$23.81	$35.31	$54.22

The Long-Term Stock Incentive Plan also permits the grants of stock appreciation rights, restricted stock, restricted units, performance shares and performance units (collectively “Incentive Units”) to officers and other key employees of the Company. As of December 31, 2001, the Company had outstanding Incentive Units convertible into a maximum of 802,502 shares of common stock of the Company, of which 167,508 shares are at no cost to the employee and 634,994 shares are at a weighted average cost to the employee of $19.04 per share. Total compensation expense under these plans was $4.9 million, $2.1 million and $1.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Pro Forma

At December 31, 2001, the Company had several stock option plans, which are described above. The Company applies APB Opinion 25 and related Interpretations in accounting for its stock option plans. Accordingly, compensation cost was calculated as the difference between the exercise price of the option and the market value of the stock at the date the option was granted. If compensation cost for the Company’s stock option plans was determined based on the fair value at the grant dates consistent with the method prescribed in SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated below (unaudited; in millions, except per share data).

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Year Ended December 31,	2001	2000	1999

As Reported
Net income	$26.3	$274.7	$257.1
Basic net income per share	.41	4.21	3.84
Diluted net income per share	.40	4.17	3.80
Pro Forma
Net income	$10.5	$260.1	$246.7
Basic net income per share	.16	3.99	3.69
Diluted net income per share	.16	3.95	3.64

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yields of 0.0% in 2001, 2000 and 1999; expected lives of 7 years in 2001 and 10 years in 2000 and 1999; risk-free interest rates of 5.17% in 2001, 8.00% in 2000 and 7.75% in 1999; and expected volatility of 40.64% in 2001, 37.75% in 2000 and 34.8% in 1999.

(13) Segment Reporting

The Company has three reportable operating segments: seating; interior; and electronic and electrical. The seating segment includes seat systems and components thereof. The interior segment includes flooring and acoustic systems, door panels, instrument panels, headliners and other interior products. The electronic and electrical segment includes electronic and electrical distribution systems, primarily wire harnesses, interior control systems and wireless systems. As of January 1, 2001, seat frames and seat tracks, which were previously included in the interior segment, have been included in our seating segment. Accordingly, all periods have been restated to reflect this change.

Each of the Company’s operating segments reports its results from operations and makes its requests for capital expenditures directly to the chief operating decision-making group. The economic performance of the Company’s operating segments is mainly driven by automobile production volumes in the geographic regions in which they operate as well as by the success of the vehicle platforms for which the Company supplies products. Also, each operating segment operates in the competitive “Tier 1” automotive supplier environment and is continually working with its customers to manage costs and improve quality. The Company’s manufacturing facilities generally use just-in-time manufacturing techniques to produce and distribute their automotive interior products. The Company’s production processes generally make use of unskilled labor, dedicated facilities, sequential manufacturing processes and commodity raw materials. The Other category includes the corporate headquarters, geographic headquarters, the technology division and the elimination of intercompany activities, none of which meet the requirements of being classified as an operating segment.

The accounting policies of the Company’s operating segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.” The Company evaluates the performance of its operating segments based primarily on revenues from external customers, operating income before amortization (“EBITA”) and cash flow, being defined as EBITA less capital expenditures plus depreciation.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

The following table presents revenues from external customers and other financial information by reportable operating segment (in millions):

	2001

			Electronic
	Seating	Interior	and Electrical	Other	Consolidated

Revenues from external customers	$9,286.4	$2,434.5	$1,900.4	$3.4	$13,624.7
EBITA (1)	454.4	202.1	174.3	(310.2)	520.6
Depreciation	123.5	96.8	66.5	15.2	302.0
Capital expenditures	105.8	99.6	45.8	15.8	267.0
Total assets	3,078.7	1,381.0	985.1	2,134.4	7,579.2

	2000

			Electronic
	Seating	Interior	and Electrical	Other	Consolidated

Revenues from external customers	$9,132.8	$2,778.0	$2,153.0	$9.0	$14,072.8
EBITA	495.1	307.9	266.4	(144.1)	925.3
Depreciation	116.1	91.7	73.0	21.5	302.3
Capital expenditures	101.6	155.7	59.2	5.8	322.3
Total assets	3,791.5	862.6	969.4	2,752.0	8,375.5

	1999

			Electronic
	Seating	Interior	and Electrical	Other	Consolidated

Revenues from external customers	$8,404.0	$2,543.1	$1,472.2	$9.5	$12,428.8
EBITA (2)	538.8	208.3	141.1	(98.3)	789.9
Depreciation	114.0	86.7	42.5	21.1	264.3
Capital expenditures	168.9	144.2	69.1	9.2	391.4
Total assets	3,013.3	1,443.6	993.3	3,267.4	8,717.6

(1)	Restructuring and other charges of $149.2 million is included in “Other.”

(2)	Restructuring and other credits of ($4.4) million is included in “Other.”

The following table presents revenues and tangible long-lived assets for each of the geographic areas in which the Company operates (in millions):

Year Ended December 31,	2001	2000	1999

Revenues from external customers:
United States	$6,622.3	$7,060.4	$6,084.3
Canada	1,310.4	1,549.5	1,612.0
Germany	1,447.4	1,392.7	1,416.3
Other countries	4,244.6	4,070.2	3,316.2

Total	$13,624.7	$14,072.8	$12,428.8

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

December 31,	2001	2000	1999

Tangible long-lived assets:
United States	$959.1	$1,072.2	$1,132.5
Canada	68.1	85.1	82.2
Germany	106.1	109.1	102.9
Other countries	582.4	624.9	652.4

Total	$1,715.7	$1,891.3	$1,970.0

A substantial majority of the Company’s consolidated revenues are from four automotive manufacturing companies, with two customers accounting for 60% of the Company’s revenues in 2001. The following is a summary of the percentage of revenues from major customers:

Year Ended December 31,	2001	2000	1999

General Motors Corporation	33%	32%	29%
Ford Motor Company	27	28	27
DaimlerChrysler	13	13	13
BMW	6	5	4
Fiat S.p.A	5	5	6

In addition, a portion of the Company’s remaining revenues are from the above automotive manufacturing companies through various other automotive suppliers.

(14) Financial Instruments

The carrying values of the Company’s senior notes vary from the fair values of these instruments. The fair values were determined by reference to market prices of the securities in recent public transactions. As of December 31, 2001 and 2000, the aggregate carrying value of the Company’s then-outstanding senior notes was $1.6 billion and $1.4 billion, respectively, compared to an estimated fair value of $1.7 billion and $1.3 billion, respectively. As of December 31, 2001, the carrying value of the Company’s other senior indebtedness approximates its fair value, which was determined based on rates currently available to the Company for similar borrowings with like maturities.

Several of the Company’s European subsidiaries factor their accounts receivable with financial institutions subject to limited recourse provisions. The amount of such factored receivables, which is not included in accounts receivable in the consolidated balance sheets as of December 31, 2001 and 2000, was $183.7 million and $212.1 million, respectively.

Asset-backed Securitization Agreement

In November 2000, the Company and several of its U.S. subsidiaries, through a special purpose corporation, entered into a receivables-backed receivables purchase facility (collectively, the “ABS facility”). The ABS facility originally provided for a 364-day committed facility and maximum purchases of adjusted accounts receivable of $300 million. In November 2001, the ABS facility was amended to extend the termination date to November 2002 and to accommodate the reduction in the credit ratings of the Company’s three largest customers, whose receivables are transferred to the ABS facility, as well as recent declines in automotive production volumes. As a result, the Company’s utilization of the ABS facility in the future may be lower than in prior periods. In addition, should the Company’s customers experience further reductions in their credit ratings, the Company may be unable to utilize the ABS facility in the future. Should this occur, the Company would seek to utilize other available credit facilities to replace the funding currently provided by the ABS facility. During the year ended December 31, 2001, the Company and its subsidiaries, through the special purpose corporation, sold adjusted accounts receivable totaling $4.1 billion under the ABS facility and recognized a discount of $16.2 million, which is reflected as other expense, net in the consolidated statement of income for the year ended December 31, 2001.

The special purpose corporation purchases the receivables from the Company and several of its U.S. subsidiaries and then

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

simultaneously transfers undivided interests in the receivables to certain bank conduits which fund their purchases through the issuance of commercial paper. The Company continues to service the transferred receivables and receives an annual servicing fee of 1.0% of the sold receivables. The conduit investors and the special purpose corporation have no recourse to the Company’s or its subsidiaries’ other assets for the failure of the accounts receivable obligors to timely pay on the accounts receivable. With respect to the sold receivables, the Company’s retained interest is subordinated to the bank conduits’ undivided purchased interests. The sold receivables servicing portfolio amounted to $566.9 million as of December 31, 2001.

The following table summarizes certain cash flows received from and paid to the special purpose corporation (in millions):

Year Ended December 31,	2001

Proceeds from new securitizations	$260.7
Proceeds from collections reinvested in securitizations	3,656.3
Servicing fees received	5.1

Derivative Instruments and Hedging Activities

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138. In accordance with the provisions of SFAS No. 133, the Company recorded a transition adjustment upon adoption (1) to recognize its derivative instruments at fair value, resulting in a net decrease in net assets of approximately $9.0 million, (2) to recognize previously deferred net losses on derivatives designated as cash flow hedges, resulting in a net decrease in accumulated other comprehensive loss of approximately $9.2 million, and (3) to recognize the ineffective portion of cash flow hedges, the effect of which on net income was not material and is included in other expense, net in the consolidated statement of income for the year ended December 31, 2001.

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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

thereafter, whether a derivative used in a hedging transaction is highly effective in offsetting changes in either the fair value or cash flows of the hedged item. When it is determined that a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting.

Forward foreign exchange, futures and option contracts — The Company uses foreign forward exchange and option contracts to reduce the effect of fluctuations in foreign exchange rates on short-term, foreign currency denominated intercompany transactions and other known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Canadian Dollar, the European Euro and the Mexican Peso. Forward foreign exchange and futures contracts are accounted for as fair value hedges when the hedged item is a recognized asset or liability or an unrecognized firm commitment. Forward foreign exchange, futures and option contracts are accounted for as cash flow hedges when the hedged item is a forecasted transaction or the variability of cash flows to be paid or received related to a recognized asset or liability. As of December 31, 2001, contracts representing $1.0 billion of notional amount were outstanding with maturities of less than one year. The fair value of these foreign exchange contracts as of December 31, 2001 was approximately a positive $14.7 million.

Interest rate swap contracts — The Company uses interest rate swap contracts to manage its exposure to fluctuations in interest rates. Interest rate swap contracts which fix the interest payments of certain floating rate debt instruments are accounted for as cash flow hedges. Interest rate swap contracts which hedge the change in fair market value of certain fixed rate debt instruments are accounted for as fair value hedges. As of December 31, 2001, contracts representing $1.0 billion of notional amount were outstanding with maturity dates of March 2002 through May 2005. The fair value of these interest rate swap agreements is subject to changes in value due to changes in interest rates. The fair value of outstanding interest rate swap agreements as of December 31, 2001 was approximately a negative $31.0 million.

As of December 31, 2001 and January 1, 2001, the net loss of approximately $13.1 million and $9.2 million, respectively, related to derivative instruments and hedging activities was recorded in accumulated other comprehensive loss. As of December 31, 2001, all cash flow hedges mature within twelve months, with the exception of swap contracts related to the payment of variable interest on existing financial instruments, and fair value hedges of the Company’s fixed rate debt instruments mature within forty-one months. During the twelve month period ended December 31, 2002, the Company expects to reclassify into earnings net losses of approximately $9.0 million recorded in accumulated other comprehensive loss. Such losses will be reclassified at the time the underlying hedged transactions are realized. During the year ended December 31, 2001, amounts recognized in the consolidated statements of income related to changes in the fair value excluded from the effectiveness assessments and the ineffective portion of changes in the fair value of fair value and cash flow hedges were not material.

Non-U.S. dollar financing transactions — The Company has designated its Euro-denominated senior notes (Note 8) as a net investment hedge of long-term investments in its Euro-functional subsidiaries. In addition, the Company has designated a forward foreign exchange contract as a net investment hedge of long-term investments in its Peso-functional subsidiaries. As of December 31, 2001, the amount recorded in cumulative translation adjustment related to the effective portion of the net investment hedges of foreign operations was a loss of approximately $2.1 million.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

(15)  Quarterly Financial Data

				Thirteen Weeks Ended

	March 31,	June 30,	September 29,	December 31,
	2001	2001	2001	2001

Net sales	$3,503.6	$3,609.4	$3,106.7	$3,405.0
Gross profit	265.0	311.7	259.8	198.3
Income (loss) before extraordinary loss	15.1	44.9	23.0	(48.8)
Net income (loss)	14.5	44.9	15.7	(48.8)
Basic income (loss) per share before extraordinary loss	.24	.70	.36	(.76)
Basic net income (loss) per share	.23	.70	.24	(.76)
Diluted income (loss) per share before extraordinary loss	.23	.69	.35	(.76)
Diluted net income (loss) per share	.22	.69	.24	(.76)

				Thirteen Weeks Ended

	April 1,	July 1,	September 30,	December 31,
	2000	2000	2000	2000

Net sales	$3,805.1	$3,761.4	$3,144.1	$3,362.2
Gross profit	357.0	407.0	299.8	386.3
Net income	62.0	101.7	38.6	72.4
Basic net income per share	.94	1.54	.60	1.13
Diluted net income per share	.93	1.53	.59	1.12

(16) Accounting Pronouncements

Business Combinations — The Financial Accounting Standards Board (“FASB”) has issued SFAS No. 141, “Business Combinations,” the provisions of which apply to all business combinations initiated after June 30, 2001. This statement requires that all business combinations be accounted for under the purchase method. In addition, this statement requires the separate recognition of certain intangible assets.

The FASB has issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after December 15, 2001. Under this statement, goodwill will no longer be amortized but will be subject to annual impairment analysis. Goodwill amortization for the year ended December 31, 2001 was $90.2 million. The Company is currently assessing the potential impact of SFAS No. 142 related to the impairment analysis of goodwill.

Asset Retirement Obligations — The FASB has issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company does not expect the effects of adoption to be significant.

Impairment or Disposal of Long-Lived Assets — The FASB has issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. This statement addresses the financial accounting and reporting for the impairment of or disposal of long-lived assets. The Company does not expect the effects of adoption to be significant.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements

	December 31, 2001

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

			(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(2.1)	$6.8	$82.9	$—	$87.6
Accounts receivable, net	4.2	161.1	1,227.5	—	1,392.8
Inventories	10.5	157.5	272.3	—	440.3
Recoverable customer engineering and tooling	10.2	80.6	100.8	—	191.6
Other	102.2	81.6	70.7	—	254.5

Total current assets	125.0	487.6	1,754.2	—	2,366.8

LONG-TERM ASSETS:
Property, plant and equipment, net	123.9	786.3	805.5	—	1,715.7
Goodwill, net	100.2	2,124.4	914.9	—	3,139.5
Investment in subsidiaries	2,463.9	1,503.0	—	(3,966.9)	—
Other	211.1	112.9	33.2	—	357.2

Total long-term assets	2,899.1	4,526.6	1,753.6	(3,966.9)	5,212.4

	$3,024.1	$5,014.2	$3,507.8	$(3,966.9)	$7,579.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$30.0	$—	$33.2	$—	$63.2
Accounts payable and drafts	138.6	690.1	1,154.2	—	1,982.9
Accrued liabilities	161.3	403.6	442.3	—	1,007.2
Current portion of long-term debt	124.7	.6	4.2	—	129.5

Total current liabilities	454.6	1,094.3	1,633.9	—	3,182.8

LONG-TERM LIABILITIES:
Long-term debt	2,256.8	15.6	21.5	—	2,293.9
Intercompany accounts, net	(1,563.7)	1,707.6	(143.9)	—	—
Other	317.3	171.3	54.8	—	543.4

Total long-term liabilities	1,010.4	1,894.5	(67.6)	—	2,837.3

STOCKHOLDERS’ EQUITY	1,559.1	2,025.4	1,941.5	(3,966.9)	1,559.1

	$3,024.1	$5,014.2	$3,507.8	$(3,966.9)	$7,579.2

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	December 31, 2000

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

			(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7.2	$10.1	$81.5	$—	$98.8
Accounts receivable, net	92.2	647.1	899.7	—	1,639.0
Inventories	11.5	191.7	335.6	—	538.8
Recoverable customer engineering and tooling	48.1	110.0	115.1	—	273.2
Other	109.1	91.2	77.9	—	278.2

Total current assets	268.1	1,050.1	1,509.8	—	2,828.0

LONG-TERM ASSETS:
Property, plant and equipment, net	122.2	906.2	862.9	—	1,891.3
Goodwill, net	105.0	2,194.7	966.9	—	3,266.6
Investment in subsidiaries	2,414.2	1,022.2	—	(3,436.4)	—
Other	240.2	102.9	46.5	—	389.6

Total long-term assets	2,881.6	4,226.0	1,876.3	(3,436.4)	5,547.5

	$3,149.7	$5,276.1	$3,386.1	$(3,436.4)	$8,375.5

LIABILITIES AND STOCKHOLDERS’ EQUITY CURRENT LIABILITIES:
Short-term borrowings	$56.6	$2.0	$13.8	$—	$72.4
Accounts payable and drafts	195.9	835.3	1,142.8	—	2,174.0
Accrued liabilities	184.9	420.2	364.5	—	969.6
Current portion of long-term debt	150.0	.8	4.8	—	155.6

Total current liabilities	587.4	1,258.3	1,525.9	—	3,371.6

LONG-TERM LIABILITIES:
Long-term debt	2,762.0	9.5	80.6	—	2,852.1
Intercompany accounts, net	(2,029.8)	2,208.1	(178.3)	—	—
Other	229.3	219.4	102.3	—	551.0

Total long-term liabilities	961.5	2,437.0	4.6	—	3,403.1
STOCKHOLDERS’ EQUITY	1,600.8	1,580.8	1,855.6	(3,436.4)	1,600.8

	$3,149.7	$5,276.1	$3,386.1	$(3,436.4)	$8,375.5

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	For the Year Ended December 31, 2001

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

			(In millions)
Net sales	$953.6	$7,284.4	$7,780.8	$(2,394.1)	$13,624.7
Cost of sales	954.0	6,701.0	7,329.0	(2,394.1)	12,589.9
Selling, general and administrative expenses	122.8	186.0	205.4	—	514.2
Amortization of goodwill	4.0	59.5	26.7	—	90.2
Interest expense	91.8	116.2	46.7	—	254.7
Intercompany charges, net	(371.0)	330.4	40.6	—	—
Other expense, net	19.8	16.2	29.3	—	65.3

Income (loss) before provision for national income taxes, minority interests in consolidated subsidiaries, equity in net (income) loss of affiliates and subsidiaries and extraordinary loss	132.2	(124.9)	103.1	—	110.4
Provision for national income taxes	19.9	17.6	31.2	—	68.7
Minority interests in consolidated subsidiaries	—	—	11.5	—	11.5
Equity in net income of affiliates	(2.0)	(1.6)	(.4)	—	(4.0)
Equity in net (income) loss of subsidiaries	80.1	(202.1)	—	122.0	—

Income (loss) before extraordinary loss	34.2	61.2	60.8	(122.0)	34.2
Extraordinary loss	7.9	—	—	—	7.9

Net income	$26.3	$61.2	$60.8	$(122.0)	$26.3

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	For the Year Ended December 31, 2000

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

			(In millions)
Net sales	$899.2	$7,324.2	$7,622.0	$(1,772.6)	$14,072.8
Cost of sales	849.5	6,457.5	7,088.3	(1,772.6)	12,622.7
Selling, general and administrative expenses	222.5	162.8	139.5	—	524.8
Amortization of goodwill	5.9	62.8	21.2	—	89.9
Interest expense	78.4	207.3	30.5	—	316.2
Intercompany charges, net	(252.3)	282.2	(29.9)	—	—
Other (income) expense, net	20.2	(29.4)	44.2	—	35.0

Income (loss) before provision (credit) for national income taxes, minority interests in consolidated subsidiaries and equity in net (income) loss of affiliates and subsidiaries	(25.0)	181.0	328.2	—	484.2
Provision (credit) for national income taxes	(14.6)	78.9	133.0	—	197.3
Minority interests in consolidated subsidiaries	—	—	13.9	—	13.9
Equity in net (income) loss of affiliates	—	(3.9)	2.2	—	(1.7)
Equity in net income of subsidiaries	(285.1)	(74.7)	—	359.8	—

Net income	$274.7	$180.7	$179.1	$(359.8)	$274.7

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	For the Year Ended December 31, 1999

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

			(In millions)
Net sales	$1,147.5	$5,783.7	$7,918.3	$(2,420.7)	$12,428.8
Cost of sales	1,081.0	5,127.5	7,367.4	(2,420.7)	11,155.2
Selling, general and administrative expenses	179.1	109.5	195.1	—	483.7
Amortization of goodwill	3.8	48.4	24.4	—	76.6
Interest expense	81.0	129.2	24.9	—	235.1
Intercompany charges, net	(293.4)	223.1	70.3	—	—
Other (income) expense, net	(34.2)	(21.2)	90.6	—	35.2

Income before provision for national income taxes, minority interests in consolidated subsidiaries and equity in net (income) loss of affiliates and subsidiaries	130.2	167.2	145.6	—	443.0
Provision (credit) for national income taxes	35.1	83.4	55.5	—	174.0
Minority interests in consolidated subsidiaries	—	.6	7.0	—	7.6
Equity in net (income) loss of affiliates	3.4	3.9	(3.0)	—	4.3
Equity in net income of subsidiaries	(165.4)	(59.1)	—	224.5	—

Net income	$257.1	$138.4	$86.1	$(224.5)	$257.1

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	For the Year Ended December 31, 2001

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

			(In millions)
Net Cash Provided by Operating Activities	$267.2	$472.1	$90.5	$—	$829.8

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(30.1)	(91.0)	(145.9)	—	(267.0)
Proceeds from disposition of business/facilities	1.9	47.3	1.4	—	50.6
Other, net	(.4)	9.1	6.6	—	15.3

Net cash used in investing activities	(28.6)	(34.6)	(137.9)	—	(201.1)

Cash Flows from Financing Activities:
Issuance of senior notes	223.4	—	—	—	223.4
Repayments of subordinated notes	(345.5)	—	—	—	(345.5)
Long-term revolving credit repayments, net	(404.4)	5.8	(52.4)	—	(451.0)
Other long-term debt repayments, net	(4.0)	—	—	—	(4.0)
Short-term repayments, net	(26.6)	(2.1)	20.7	—	(8.0)
Change in intercompany accounts	287.3	(404.5)	117.2	—	—
Proceeds from sale of common stock	10.1	—	—	—	10.1
Decrease in drafts	11.8	(57.1)	(25.2)	—	(70.5)

Net cash used in financing activities	(247.9)	(457.9)	60.3	—	(645.5)

Effect of foreign currency translation	—	17.1	(11.5)	—	5.6

Net Change in Cash and Cash Equivalents	(9.3)	(3.3)	1.4	—	(11.2)
Cash and Cash Equivalents at Beginning of Period	7.2	10.1	81.5	—	98.8

Cash and Cash Equivalents at End of Period	$(2.1)	$6.8	$82.9	$—	$87.6

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	For the Year Ended December 31, 2000

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

			(In millions)
Net Cash Provided by Operating Activities	$27.3	$323.3	$402.5	$—	$753.1

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(33.0)	(129.3)	(160.0)	—	(322.3)
Cost of acquisitions, net of cash acquired	—	—	(11.8)	—	(11.8)
Proceeds from disposition of business/facilities	—	106.7	10.2	—	116.9
Other, net	—	(.4)	(7.5)	—	(7.9)

Net cash used in investing activities	(33.0)	(23.0)	(169.1)	—	(225.1)

Cash Flows from Financing Activities:
Long-term revolving credit repayments, net	(161.6)	—	(146.2)	—	(307.8)
Other long-term debt repayments, net	(31.1)	(.2)	(24.9)	—	(56.2)
Short-term repayments, net	(22.1)	1.8	(11.8)	—	(32.1)
Change in intercompany accounts	319.4	(261.2)	(58.2)	—	—
Proceeds from sale of common stock	2.1	—	—	—	2.1
Purchase of treasury stock	(77.9)	—	—	—	(77.9)
Decrease in drafts	(16.9)	(35.7)	—	—	(52.6)
Other, net	.8	(.1)	—	—	0.7

Net cash used in financing activities	12.7	(295.4)	(241.1)	—	(523.8)

Effect of foreign currency translation	—	(.9)	(11.4)	—	(12.3)

Net Change in Cash and Cash Equivalents	7.0	4.0	(19.1)	—	(8.1)
Cash and Cash Equivalents at Beginning of Period	.2	6.1	100.6	—	106.9

Cash and Cash Equivalents at End of Period	$7.2	$10.1	$81.5	$—	$98.8

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	For the Year Ended December 31, 1999

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

			(In millions)
Net Cash Provided by Operating Activities	$188.6	$555.7	$(184.0)	$—	$560.3

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(56.4)	(145.9)	(189.1)	—	(391.4)
Cost of acquisitions, net of cash acquired	—	(2,296.4)	(182.2)	—	(2,478.6)
Proceeds from disposition of business segment	—	310.0	—	—	310.0
Other, net	2.0	3.4	16.4	—	21.8

Net cash used in investing activities	(54.4)	(2,128.9)	(354.9)	—	(2,538.2)

Cash Flows from Financing Activities:
Senior notes	1,400.0	—	—	—	1,400.0
Long-term revolving credit borrowings, net	572.5	—	—	—	572.5
Other long-term debt repayments, net	(39.4)	4.9	(3.8)	—	(38.3)
Short-term borrowings, net	23.6	(1.7)	(4.6)	—	17.3
Change in intercompany accounts	(2,064.7)	1,484.7	580.0	—	—
Proceeds from sale of common stock	7.7	—	—	—	7.7
Purchase of treasury stock	(15.2)	—	—	—	(15.2)
Increase in drafts	10.1	87.0	21.7	—	118.8
Other, net	(24.8)	—	—	—	(24.8)

Net cash provided by financing activities	(130.2)	1,574.9	593.3	—	2,038.0

Effect of foreign currency translation	—	1.4	15.4	—	16.8

Net Change in Cash and Cash Equivalents	4.0	3.1	69.8	—	76.9
Cash and Cash Equivalents at Beginning of Period	(3.8)	3.0	30.8	—	30.0

Cash and Cash Equivalents at End of Period	$.2	$6.1	$100.6	$—	$106.9

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

Basis of Presentation — In connection with the acquisition of UT Automotive, Inc., a wholly-owned subsidiary of United Technologies Corporation (“UT Automotive”)(see Notes 3 and 8), the Company issued $1.4 billion in securities, which consist of $600 million aggregate principal amount of 7.96% Senior Notes due May 15, 2005 and $800 million aggregate principal amount of 8.11% Senior Notes due May 15, 2009. Certain of the Company’s domestic wholly-owned subsidiaries (the “Guarantors”) irrevocably and unconditionally fully guaranteed on a joint and several basis the punctual payment when due, whether at stated maturity, by acceleration or otherwise, all of the Company’s obligations under the senior notes indenture, including the Company’s obligations to pay principal, premium, if any, and interest with respect to the senior notes. The Guarantors on the date of the indenture were Lear Operations Corporation and Lear Corporation Automotive Holdings (formerly, UT Automotive). Effective May 2, 2000, Lear Seating Holdings Corp. #50 and Lear Corporation EEDS and Interiors became Guarantors under the indenture governing the senior notes. Effective November 16, 2001, Lear Corporation Automotive Systems, Lear Technologies, LLC, Lear Midwest Automotive Limited Partnership and Lear Automotive (EEDS) Spain S.L. became Guarantors under the indenture governing the senior notes. Effective January 15, 2002, Lear Corporation Mexico, S.A. de C.V. became a Guarantor under the indenture governing the senior notes. The Guarantors have also unconditionally fully guaranteed on a joint and several basis the Company’s obligations under the 8.125% senior notes due 2008 issued in March 2001 and the zero-coupon convertible senior notes due 2022 issued in February 2002. In lieu of providing separate audited financial statements for the Guarantors, the Company has included the audited consolidating condensed financial statements on pages 54 to 61. All supplemental guarantor condensed consolidating financial statements reflect Lear Operations Corporation, Lear Corporation Automotive Holdings, Lear Seating Holdings Corp. #50, Lear Corporation EEDS and Interiors, Lear Corporation Automotive Systems, Lear Technologies, LLC, Lear Midwest Automotive Limited Partnership, Lear Automotive (EEDS) Spain S.L. and Lear Corporation Mexico, S.A. de C. V. as Guarantors for all periods presented. Management does not believe that separate financial statements of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented.

Distributions — There are no significant restrictions on the ability of the Guarantors to make distributions to the Company. In addition, the Company is not restricted from selling or otherwise disposing of any of the Guarantors or all of the assets of any of the Guarantors.

Selling, General and Administrative Expenses — During 2001, 2000 and 1999, the Parent allocated $88.8 million, $57.3 million and $53.0 million, respectively, of corporate selling, general and administrative expenses to its operating subsidiaries. The allocations were based on various factors which estimate usage of particular corporate functions, and in certain instances, other relevant factors were used, such as the revenues or headcount of the Company’s subsidiaries.

Long-Term Debt of the Parent and the Guarantors — Long-term debt of the Parent and the Guarantors on a combined basis consisted of the following at December 31 (in millions):

December 31,	2001	2000

Senior Notes	$1,622.8	$1,400.0
Credit agreement	714.3	1,107.0
Other long-term debt	60.6	79.3
Subordinated notes	—	336.0

	2,397.7	2,922.3
Less — current portion	(125.3)	(150.8)

	$2,272.4	$2,771.5

The obligations of foreign subsidiary borrowers under the primary credit facilities are guaranteed by the Parent.

For a more detailed description of the above indebtedness, see Note 8 to the Consolidated Financial Statements.

Aggregate minimum principal payment requirements on long-term debt of the Parent and the Guarantors, including capital lease obligations, in each of the five years subsequent to December 31, 2001 are as follows:

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Year	Maturities
2002	$ 125.3
2003	150.3
2004	275.8
2005	626.5
2006	121.1

Report of Independent Public Accountants

To Lear Corporation:

     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of LEAR CORPORATION AND SUBSIDIARIES (“the Company”) included in this Form 10-K, and have issued our report thereon dated January 28, 2002 (except with respect to the matter discussed in Note 8, as to which the date is February 14, 2002). Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule on page 65 is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Detroit, Michigan
     January 28, 2002.

LEAR CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In millions)

	Balance at				Balance
	Beginning			Other	at End
	of Period	Additions	Retirements	Changes	of Period

FOR THE YEAR ENDED DECEMBER 31, 1999:
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$16.0	$15.0	$(15.0)	$2.3	$18.3
Reserve for unmerchantable inventories	14.9	18.7	(14.9)	15.7	34.4
Restructuring reserves	91.3	—	(54.7)	(4.4)	32.2

	$122.2	$33.7	$(84.6)	$13.6	$84.9

FOR THE YEAR ENDED DECEMBER 31, 2000:
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$18.3	$11.8	$(4.7)	$3.2	$28.6
Reserve for unmerchantable inventories	34.4	3.8	(11.2)	(1.4)	25.6
Restructuring reserves	32.2	4.5	(20.7)	(4.5)	11.5

	$84.9	$20.1	$(36.6)	$(2.7)	$65.7

FOR THE YEAR ENDED DECEMBER 31, 2001:
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$28.6	$10.1	$(12.8)	$.8	$26.7
Reserve for unmerchantable inventories	25.6	23.5	(12.2)	(1.1)	35.8
Restructuring reserves	11.5	149.2	(64.5)	—	96.2

	$65.7	$182.8	$(89.5)	$(.3)	$158.7

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

Name	Age	Position

Randall J. Carron	46	Senior Vice President – Transnational & Asia-Pacific
Douglas G. DelGrosso	40	Executive Vice President – International
Charles E. Fisher	48	President – DaimlerChrysler Division
Cameron C. Hitchcock	40	Vice President and Treasurer
Roger A. Jackson	55	Senior Vice President – Human Resources
Joseph F. McCarthy	58	Vice President, Secretary and General Counsel
D. William Pumphrey	42	President – Electronic and Electrical Division
Robert E. Rossiter	56	President and Chief Executive Officer and Director
Louis R. Salvatore	46	President – Ford Division
Raymond E. Scott	36	President – GM / Fiat Division
Frank B. Sovis	40	President – Interior Systems Division
Donald J. Stebbins	44	Executive Vice President – Americas
Mel Stephens	46	Vice President – Investor Relations & Corporate Communications
James H. Vandenberghe	52	Vice Chairman
David C. Wajsgras	42	Senior Vice President and Chief Financial Officer
Kenneth L. Way	62	Chairman of the Board
Paul J. Zimmer	43	President – Seating Systems Division

     Set forth below is a description of the business experience of each of our executive officers.

Randall J. Carron	Mr. Carron is our Senior Vice President – Transnational & Asia-Pacific, a position he has held since March 2002. Previously, he was our Senior Vice President – Customer Focus Group since October 2000, Senior Vice President and President – International Operations since May 1999, our Vice President and President – APO and ISG Operations (Europe) since December 1998, our President – Far Eastern Operations since May 1997, our Vice President Operations – GM Division since April 1997 and our Vice President Sales – GM Division since November 1995.
Douglas G. DelGrosso	Mr. DelGrosso is our Executive Vice President – International, a position he has held since September 2001. Previously, he was our Senior Vice President – Product Focus Group since October 2000, our Senior Vice President and President – North American and South American Operations since May 1999, our Senior Vice President – Interior Systems Group and Seat Trim Division since January 1999, our Vice President and President – GM Division since May 1997 and our Vice President and President – Chrysler Division since December 1995.

Charles E. Fisher	Mr. Fisher is our President – DaimlerChrysler Division, a position he has held since October 2000. Previously, he was our Vice President and President – Ford Division since January 1999 and Vice President and President – Chrysler Division since May 1997. Mr. Fisher also served as Vice President – Marketing and Sales from October 1996 to May 1997 and as Vice President – Purchasing from May 1989 to September 1996.
Cameron C. Hitchcock	Mr. Hitchcock is our Vice President and Treasurer, a position he has held since November 1999. Previously, Mr. Hitchcock served as Treasurer for Dean Foods Company from March 1997 to October 1999 and was Vice President – Corporate Finance for Deutsche Morgan Grenfell from May 1993 to 1997.
Roger A. Jackson	Mr. Jackson is our Senior Vice President – Human Resources, a position he has held since October 1995. Previously, he served as Vice President – Human Resources for Allen Bradley, a wholly-owned subsidiary of Rockwell International, since 1991. Mr. Jackson was employed by Rockwell International or one of its subsidiaries from December 1977 to September 1995.
Joseph F. McCarthy	Mr. McCarthy is our Vice President, Secretary and General Counsel, a position that he has held since April 1994. Prior to joining Lear, Mr. McCarthy served as Vice President – Legal and Secretary for both Hayes Lemmerz International, Inc. (f/k/a Hayes Wheels International, Inc.) and Kelsey-Hayes Company.
D. William Pumphrey	Mr. Pumphrey is our President – Electronic and Electrical Division, a position he has held since August 1999. Mr. Pumphrey also served as Vice President – Sales and Marketing for our Chrysler Division from May 1999 to August 1999. From October 1991 to May 1999, Mr. Pumphrey worked at United Technologies Automotive in such positions as Manager of Business Strategy and Development, Program Manager, and Vice President of the DaimlerChrysler Customer Team.
Robert E. Rossiter	Mr. Rossiter is our President and Chief Executive Officer, a position he has held since October 2000. Mr. Rossiter has served as our President from 1984 until the present and as our Chief Operating Officer from 1988 to April 1997 and from November 1998 to October 2000. Mr. Rossiter also served as our Chief Operating Officer – International Operations from April 1997 to November 1998. Mr. Rossiter has been a director of Lear since 1988. Mr. Rossiter also serves on the Michigan Minority Business Development Council (MMBDC) as Vice Chairman.
Louis R. Salvatore	Mr. Salvatore is our President – Ford Division, a position he has held since October 2000. Previously, he was our Vice President and President – DaimlerChrysler Division since November 1998, our Vice President Global Purchasing since September 1996. Mr. Salvatore served as Vice President of Procurement for MTD Products, Inc. for 2 years and as a director for Ford Motor Company for fourteen years.
Raymond E. Scott	Mr. Scott is our President – GM / Fiat Division, a position he has held since November 2000. He has been with Lear since 1988 in such positions as President – GM Europe from February 2000 to November 2000, Vice President and General Manager – GM Europe from September 1999 to February 2000, Vice President of Operations –Saab from May 1998 to September 1999 and Director of Sales – GM Division from April 1996 to May 1998.
Frank B. Sovis	Mr. Sovis is our President – Interior Systems Division, a position he has held since February 2000. Mr. Sovis also served as our Vice President – North American Operations – Interior

Systems Group from January 1999 to February 2000, our President – Interior Systems Group – Hard Trim Division from June 1998 to January 1999, our Vice President – Finance – General Motors Division from January 1996 to June 1998 and as our Comptroller – General Motors Division from August 1993 to January 1996.
Donald J. Stebbins	Mr. Stebbins is our Executive Vice President – Americas, a position he has held since September 2001. Prior to serving in this position, he was our Senior Vice President and Chief Financial Officer since April 1997 and Vice President and Treasurer since 1992.
Mel Stephens	Mr. Stephens is our Vice President – Investor Relations & Corporate Communications, a position he has held since January 2002. Prior to joining Lear, Mr. Stephens had been at Ford Motor Company for 23 years, where he held leadership positions in Finance, Strategic & Business Planning, Corporate Communications and Investor Relations, including Director of Investor Relations, immediately prior to joining Lear. He currently serves on the Board of Directors for The Harvard Group and Trinity Golf, Inc.
James H. Vandenberghe	Mr. Vandenberghe is our Vice Chairman, a position he has held since November 1998. Mr. Vandenberghe has been a director of Lear since 1995. He served as our President and Chief Operating Officer – North American Operations from April 1997 to November 1998. He also served as our Chief Financial Officer from 1988 to April 1997 and as our Executive Vice President from 1993 to April 1997. Mr. Vandenberghe is also a director of Covisint, L.L.C.
David C. Wajsgras	Mr. Wajsgras is our Senior Vice President and Chief Financial Officer, a position he has held since January 2002. Previously, he served as our Vice President and Controller since September 1999. Prior to joining Lear, Mr. Wajsgras served as Corporate Controller of Engelhard Corporation from September 1997 until August 1999 and was employed in various senior financial positions at AlliedSignal Inc. (now Honeywell International Inc.), including chief financial officer of the Global Shared Services organization from March 1992 to September 1997.
Kenneth L. Way	Mr. Way is our Chairman of the Board, a position he has held since 1988. Mr. Way also served as our Chief Executive Officer from 1988 to October 2000. Mr. Way has been with Lear for 36 years. Mr. Way also serves as a director of Comerica, Inc., CMS Energy Corporation, Wesco International, Inc. and the Henry Ford Health Systems.
Paul J. Zimmer	Mr. Zimmer is our President – Seating Systems Division, a position he has held since October 2000. Previously, he was our Vice President and President – GM Division since November 1998, Vice President – GM North American Operations since May 1998, our Vice President –GM Truck Operations since April 1997 and our Director GMTG Operations – GM Division since May 1996.

ITEM 11 — EXECUTIVE COMPENSATION

Incorporated by reference from the Proxy Statement section entitled “Executive Compensation.”

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT (4)

Incorporated by reference from the Proxy Statement section entitled “Directors and Beneficial Ownership — Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS(5)

Incorporated by reference from the Proxy Statement section entitled “Certain Transactions.”

PART IV

ITEM 14 — EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Form 10-K.
	1.	Consolidated Financial Statements:
Report of Independent Public Accountants
Consolidated Balance Sheets as of December 31, 2001 and 2000.
Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999.
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2001, 2000 and 1999.
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.
Notes to Consolidated Financial Statements
	2.	Financial Statements Schedule:
Report of Independent Public Accountants
Schedule II — Valuation and Qualifying Accounts
All other financial statement schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned financial statements.
	3.	The exhibits listed on the “Index to Exhibits” on pages 73 through 75 are filed with this Form 10-K or incorporated by reference as set forth below.
(b)	The following reports and registration statements were filed during the quarter ended December 31, 2001.
Current Report on Form 8-K dated October 23, 2001.
(c)	The exhibits listed on the “Index to Exhibits” on pages 73 through 75 are filed with this Form 10-K or incorporated by reference as set forth below.
(d)	Additional Financial Statement Schedules.
None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2002.

Lear Corporation

By:	/s/ Robert E. Rossiter Robert E. Rossiter President and Chief Executive Officer and a Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Lear Corporation and in the capacities indicated on March 15, 2002.

/s/ Kenneth L. Way Kenneth L. Way Chairman of the Board	/s/ Larry W. McCurdy Larry W. McCurdy a Director

/s/ Robert E. Rossiter Robert E. Rossiter President and Chief Executive Officer and a Director	/s/ Roy E. Parrott Roy E. Parrott a Director

/s/ James H. Vandenberghe James H. Vandenberghe Vice Chairman	/s/ Robert W. Shower Robert W. Shower a Director

/s/ David C. Wajsgras David C. Wajsgras Senior Vice President and Chief Financial Officer	/s/ David P. Spalding David P. Spalding a Director

/s/ Irma B. Elder Irma B. Elder a Director	/s/ James A. Stern James A. Stern a Director

Exhibit
Number	Exhibit

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1996).
3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 24, 2001).
3.3	Certificate of Incorporation of Lear Operations Corporation (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-4 filed on June 22, 1999).
3.4	By-laws of Lear Operations Corporation (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-4 filed on June 22, 1999).
3.5	Certificate of Incorporation of Lear Corporation Automotive Holdings (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-4 filed on June 22, 1999).
3.6	By-laws of Lear Corporation Automotive Holdings (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-4 filed on June 22, 1999).
3.7	Certificate of Incorporation of Lear Corporation EEDS and Interiors (incorporated by reference to Exhibit 3.7 to the Company’s Registration Statement on Form S-4/A filed on June 6, 2001).
3.8	By-laws of Lear Corporation EEDS and Interiors (incorporated by reference to Exhibit 3.8 to the Company’s Registration Statement on Form S-4/A filed on June 6, 2001).
3.9	Certificate of Incorporation of Lear Seating Holdings Corp. #50 (incorporated by reference to Exhibit 3.9 to the Company’s Registration Statement on Form S-4/A filed on June 6, 2001).
3.10	By-laws of Lear Seating Holdings Corp. #50 (incorporated by reference to Exhibit 3.10 to the Company’s Registration Statement on Form S-4/A filed on June 6, 2001).
4.1	Indenture dated as of May 15, 1999, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and the Bank of New York as Trustee (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1999).
4.2	Supplemental Indenture No. 1 to Indenture dated as of May 15, 1999, by and among Lear Corporation as Issuer, the Guarantors party thereto, from time to time and the Bank of New York as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000).
**4.3	Supplemental Indenture No. 2 to Indenture dated as of May 15, 1999, by and among Lear Corporation as Issuer, the Guarantors party thereto, from time to time and the Bank of New York as Trustee.
**4.4	Supplemental Indenture No. 3 to Indenture dated as of May 15, 1999, by and among Lear Corporation as Issuer, the Guarantors party thereto, from time to time and the Bank of New York as Trustee.
4.5	Indenture dated as of March 20, 2001, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and the Bank of New York as Trustee, relating to the 8 1/8% Senior Notes due 2008, including the form of exchange note attached thereto (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4 filed on April 23, 2001).
**4.6	Supplemental Indenture No. 1 to Indenture dated as of March 20, 2001, by and among Lear Corporation as Issuer, the Guarantors party thereto, from time to time and the Bank of New York as Trustee.
**4.7	Supplemental Indenture No. 2 to Indenture dated as of March 20, 2001, by and among Lear Corporation as Issuer, the Guarantors party thereto, from time to time and the Bank of New York as Trustee.
**4.8	Indenture dated as of February 20, 2002, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and the Bank of New York as Trustee.
10.1	Third Amended and Restated Credit and Guarantee Agreement, dated as of March 26, 2001, among Lear Corporation, Lear Canada, the Foreign Subsidiary Borrowers (as defined therein), the Lenders Party thereto, Bank of America, N.A., Citibank, N.A. and Deutsche Banc Alex Brown Inc., as Syndication Agent, The Bank of Nova Scotia, as Documentation Agent and Canadian Administrative Agent, The Other Agents Named in Schedule IX thereto and The Chase Manhattan Bank, as General Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4 filed on April 23, 2001).

Exhibit
Number	Exhibit

10.2	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of March 26, 2001, among Lear Corporation, the Foreign Subsidiary Borrowers (as defined therein), the Lenders Party thereto, Citicorp USA, Inc., as Syndication Agent, Toronto Dominion (Texas), Inc., as Documentation Agent, the Other Agents Named in Schedule IX thereto and The Chase Manhattan Bank, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 filed on April 23, 2001).
10.3	Employment Agreement dated July 5, 2000 between the Company and Kenneth L. Way (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000).
10.4	Employment Agreement dated July 5, 2000 between the Company and Robert E. Rossiter (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000).
10.5	Employment Agreement dated July 5, 2000 between the Company and James H. Vandenberghe (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000).
10.6	Employment Agreement dated July 5, 2000 between the Company and Donald J. Stebbins (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000).
10.7	Employment Agreement dated July 5, 2000 between the Company and Douglas G. DelGrasso (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000).
10.8	Lear’s 1992 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993).
10.9	Amendment to Lear’s 1992 Stock Option Plan (incorporated by reference to Exhibit 10.26 to the Company’s Transition Report on Form 10-K filed on March 31, 1994).
10.10	Lear’s 1994 Stock Option Plan (incorporated by reference to Exhibit 10.27 to the Company’s Transition Report on Form 10-K filed on March 31, 1994).
10.11	Masland Corporation 1993 Stock Option Incentive Plan (incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K dated June 27, 1995).
10.12	Lear’s Supplemental Executive Retirement Plan, dated as of January 1, 1995 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994).
10.13	Lear Corporation 1996 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 1997).
10.14	Lear Corporation Long-Term Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to the Company’s quarterly Report on Form 10Q for the quarter ended June 28, 1997).
10.15	Lear Corporation Outside Directors Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.3 to the Company’s quarterly Report on Form 10-Q for the quarter ended June 28, 1997).
10.16	Form of the Lear Corporation Long-Term Stock Incentive Plan Deferral and Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).
10.17	Form of the Lear Corporation 1996 Stock Option Plan Stock Option Agreement (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).
10.18	Restricted Property Agreement dated as of December 17, 1997 between the Company and Robert E. Rossiter (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).
10.19	Lear Corporation 1992 Stock Option Plan, 3rd amendment dated March 14, 1997 (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).
10.20	Lear Corporation 1992 Stock Option Plan, 4th amendment dated August 4, 1997 (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).
10.21	Lear Corporation 1994 Stock Option Plan, Second Amendment effective January 1, 1996 (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
10.22	Lear Corporation 1994 Stock Option Plan, Third Amendment effective March 14, 1997 (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
10.23	Lear Corporation Long-Term Stock Incentive Plan, Third Amendment effective February 26, 1998 (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

Exhibit
Number	Exhibit

10.24	The Master Sale and Purchase Agreement between General Motors Corporation and the Company, dated August 31, 1998, relating to the sale and purchase of the world-wide seating business operated by The Delphi Interior & Lighting System Division of General Motors Corporation’s Delphi Automotive Systems business sector (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.25	Stock Purchase Agreement dated as of March 16, 1999, by and between Nevada Bond Investment Corp. II and Lear Corporation (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated March 16, 1999).
10.26	Stock Purchase Agreement dated as of May 7, 1999, between Lear Corporation and Johnson Electric Holdings Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 7, 1999).
10.27	Rights Agreement dated as of March 1, 2000, between the Company and the Bank of New York (incorporated by reference to the Company’s Registration Statement on Form 8-A filed March 2, 2000.)
**10.28	Purchase Agreement dated as of February 14, 2002, among Lear Corporation, Lear Operations Corporation, Lear Corporation Automotive Holdings, Lear Seating Holdings Corp. #50, Lear Corporation EEDS and Interiors, Lear Corporation Automotive Systems, Lear Technologies, LLC, Lear Midwest Automotive Limited Partnership, Lear Automotive (EEDS) Spain S.L. and Lear Corporation Mexico, S.A. de C.V. and Credit Suisse First Boston Corporation, JP Morgan Securities Inc. and Lehman Brothers Inc.
**10.29	Registration Rights Agreement dated as of February 14, 2002, among Lear Corporation, Lear Operations Corporation, Lear Corporation Automotive Holdings, Lear Seating Holdings Corp. #50, Lear Corporation EEDS and Interiors, Lear Corporation Automotive Systems, Lear Technologies, LLC, Lear Midwest Automotive Limited Partnership, Lear Automotive (EEDS) Spain S.L. and Lear Corporation Mexico, S.A. de C.V. and Credit Suisse First Boston Corporation, JP Morgan Securities Inc. and Lehman Brothers Inc.
**11.1	Computation of net income per share.
**12.1	Statement re: computation of ratios.
**21.1	List of subsidiaries of the Company.
**23.1	Consent of Arthur Andersen LLP.

**	Filed herewith.