Form 10-Q
period 2002-03-30
LEAR CORP /DE/
filed 2002-05-08
CIK 842162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to               .

Commission file number:    1-11311

LEAR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of	13-3386776
incorporation or organization)	(I.R.S. Employer Identification No.)
21557 Telegraph Road, Southfield, MI	48086-5008
(Address of principal executive offices)	(zip code)

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

     Number of shares of Common Stock, $0.01 par value per share, outstanding as of April 30, 2002: 65,249,681

LEAR CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 30, 2002

INDEX

Page No.

Part I – Financial Information
Item 1 – Consolidated Financial Statements
Introduction to the Consolidated Financial Statements	3
Consolidated Balance Sheets – March 30, 2002 (Unaudited) and December 31, 2001	4
Consolidated Statements of Income (Unaudited) – Three Months Ended March 30, 2002 and March 31, 2001	5
Consolidated Statements of Cash Flows (Unaudited) – Three Months Ended March 30, 2002 and March 31, 2001	6
Notes to the Consolidated Financial Statements	7
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3 – Quantitative and Qualitative Disclosures about Market Risk (included in Item 2)
Part II – Other Information
Item 6 – Exhibits and Reports on Form 8-K	28
Signatures	29

LEAR CORPORATION

PART I —FINANCIAL INFORMATION

ITEM 1 — CONSOLIDATED FINANCIAL STATEMENTS

INTRODUCTION TO THE CONSOLIDATED FINANCIAL STATEMENTS

     We have prepared the condensed consolidated financial statements of Lear Corporation and subsidiaries, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the period ended December 31, 2001.

     The financial information presented reflects all adjustments (consisting only of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. These results are not necessarily indicative of a full year’s results of operations.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$83.8	$87.6
Accounts receivable, net	1,646.4	1,392.8
Inventories	442.3	440.3
Recoverable customer engineering and tooling	193.5	191.6
Other	300.1	254.5

Total current assets	2,666.1	2,366.8

LONG-TERM ASSETS:
Property, plant and equipment, net	1,664.6	1,715.7
Goodwill, net	3,130.0	3,139.5
Other	357.7	357.2

Total long-term assets	5,152.3	5,212.4

	$7,818.4	$7,579.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$12.5	$63.2
Accounts payable and drafts	2,203.6	1,982.9
Accrued liabilities	1,143.5	1,007.2
Current portion of long-term debt	79.2	129.5

Total current liabilities	3,438.8	3,182.8

LONG-TERM LIABILITIES:
Long-term debt	2,203.1	2,293.9
Other	556.6	543.4

Total long-term liabilities	2,759.7	2,837.3

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, 150,000,000 shares authorized; 69,502,878 shares issued at March 30, 2002 and 68,615,667 shares issued at December 31, 2001	0.7	0.7
Additional paid-in capital	914.0	888.3
Note receivable from sale of common stock	(0.1)	(0.1)
Common stock held in treasury, 4,362,330 shares at March 30, 2002 and December 31, 2001, at cost	(111.4)	(111.4)
Retained earnings	1,109.2	1,062.8
Accumulated other comprehensive loss	(292.5)	(281.2)

Total stockholders’ equity	1,619.9	1,559.1

	$7,818.4	$7,579.2

The accompanying notes are an integral part of these consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in millions, except per share data)

	Three Months Ended

	March 30,	March 31,
	2002	2001

Net sales	$3,534.6	$3,503.6
Cost of sales	3,262.0	3,238.6
Selling, general and administrative expenses	131.6	130.4
Amortization of goodwill	—	22.4
Interest expense	55.7	70.1
Other expense, net	15.5	12.1

Income before provision for income taxes and extraordinary loss	69.8	30.0
Provision for income taxes	23.4	14.9

Income before extraordinary loss	46.4	15.1
Extraordinary loss, net of tax	—	0.6

Net income	$46.4	$14.5

Basic net income per share:
Income before extraordinary loss	$0.72	$0.24
Extraordinary loss	—	0.01

Basic net income per share	$0.72	$0.23

Diluted net income per share:
Income before extraordinary loss	$0.70	$0.23
Extraordinary loss	—	0.01

Diluted net income per share	$0.70	$0.22

The accompanying notes are an integral part of these consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended

	March 30,	March 31,
	2002	2001

Cash Flows from Operating Activities:
Net income	$46.4	$14.5
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary loss, net of tax	—	0.6
Net gain on disposition of businesses	—	(12.4)
Loss on write-down of other assets to net realizable value	—	3.1
Depreciation and amortization	74.1	103.6
Net change in recoverable customer engineering and tooling	1.3	(19.0)
Net change in working capital items	11.4	(94.7)
Other, net	7.2	(0.1)

Net cash provided by operating activities before proceeds from sales of receivables	140.4	(4.4)
Proceeds from sales of receivables	28.5	310.9

Net cash provided by operating activities	168.9	306.5

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(46.2)	(50.8)
Net proceeds from disposition of businesses and other assets	—	36.3
Other, net	2.9	—

Net cash used in investing activities	(43.3)	(14.5)

Cash Flows from Financing Activities:
Senior notes	250.3	223.4
Long-term borrowings, net	(390.7)	(487.9)
Short-term borrowings, net	(50.4)	(68.4)
Proceeds from sale of common stock	25.7	—
Increase in drafts	27.5	59.5

Net cash used in financing activities	(137.6)	(273.4)

Effect of foreign currency translation	8.2	38.4

Net Change in Cash and Cash Equivalents	(3.8)	57.0
Cash and Cash Equivalents at Beginning of Period	87.6	98.8

Cash and Cash Equivalents at End of Period	$83.8	$155.8

Changes in Working Capital Items, Net of Effect of Acquisitions and Dispositions:
Accounts receivable, net	$(294.6)	$(320.4)
Inventories	(9.3)	75.4
Accounts payable	209.7	84.7
Accrued liabilities and other	105.6	65.6

	$11.4	$(94.7)

Supplementary Disclosure:
Cash paid for interest	$26.2	$65.8

Cash paid for income taxes	$41.8	$25.5

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

     Certain amounts in the first quarter 2001 financial statements have been reclassified to conform to the presentation used in the first quarter 2002.

(2) 2001 Dispositions

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

(3) Restructuring and Other Charges

2001

     In order to better align the Company’s operations and capacity in response to reductions in global automotive production volumes, the Company began to implement a restructuring plan in the fourth quarter of 2001. This restructuring plan is designed to consolidate some of the Company’s operations and to improve overall efficiencies and the Company’s long-term competitive position. As a result of this restructuring plan, the Company recorded pre-tax charges of $149.2 million in the fourth quarter of 2001, including $141.4 million recorded as cost of goods sold and $7.8 million recorded as selling, general and administrative expenses. These charges were incurred across all operating segments and reflect $71.2 million to consolidate the Company’s North and South American operations and $78.0 million to consolidate the Company’s European and Rest of World operations.

     The consolidation of the North and South American operations includes the closure of ten manufacturing and three warehouse facilities in North America and three manufacturing facilities in South America. Several of these actions involve the relocation of business to improve factory utilization. The charges consist of severance costs of $32.2 million for 399 salaried and 3,092 hourly employees notified prior to December 31, 2001, asset impairment charges of $24.5 million to write-down assets to their fair value less disposal costs, lease cancellation costs of $6.0 million and other facility closure costs of $2.8 million. Certain of these amounts have been recorded net of estimated recoveries from third parties. Severance costs were recorded based on both completed negotiations and existing union and employee contracts. The asset impairment charges related to the disposal of seven buildings and the related machinery and equipment. The buildings have a carrying value of $16.5 million and an estimated fair value of $13.5 million, resulting in an impairment charge of $3.0 million. The machinery and equipment has a carrying value of $27.9 million and an estimated fair value of $6.4 million, resulting in an impairment charge of $21.5 million. The fair value of the assets was determined using both appraisals and cash flow analyses. Lease cancellation costs are expected to be paid through 2005. As of March 30, 2002, two of the manufacturing facilities were closed and 710 of the employees had been terminated. The majority of the remaining facility closures and terminations are expected to be completed in 2002.

     The Company also implemented a plan to consolidate certain administrative functions and to reduce the U.S. salaried workforce. The Company recorded a charge of $5.7 million for severance costs for 229 employees notified prior to December 31, 2001. Severance costs were recorded based on both completed negotiations and existing employee contracts. As of March 30, 2002, 197 of the employees had been terminated. The remaining terminations are expected to be completed in 2002.

     The consolidation of the European and Rest of World operations includes the closure of five manufacturing facilities. Several of these actions involve the relocation of business to improve factory utilization. The charges consist of severance costs of $25.3 million

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

for 299 salaried and 3,991 hourly employees notified prior to December 31, 2001, asset impairment charges of $27.4 million to write-down assets to their fair value less disposal costs, lease cancellation costs of $.3 million and other facility closure costs of $6.8 million. Severance costs were recorded based on both completed negotiations and existing union and employee contracts. The asset impairment charges related to the disposal of two buildings and the related machinery and equipment. The buildings have a carrying value of $12.0 million and an estimated fair value of $2.7 million, resulting in an impairment charge of $9.3 million. The machinery and equipment has a carrying value of $20.2 million and an estimated fair value of $2.1 million, resulting in an impairment charge of $18.1 million. The fair value of the assets was determined using both appraisals and cash flow analyses. As of March 30, 2002, one of the facilities was closed and 3,113 of the employees had been terminated. The majority of the remaining facility closures and terminations are expected to be completed in 2002.

     The majority of the European countries in which the Company operates have statutory requirements with regard to minimum severance payments which must be made to employees upon termination. The Company recorded a charge of $14.9 million for severance costs for 150 salaried employees and 1,356 hourly employees in one country under SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” as the Company anticipates this to be the minimum aggregate severance payments that will be made in accordance with statutory requirements. As of March 30, 2002, eight of these employees had been terminated. The remaining terminations are expected to be completed in 2002.

     The Company also implemented a plan to consolidate certain administrative functions and to reduce the European salaried workforce. The Company recorded a charge of $3.3 million for severance costs for 70 employees notified prior to December 31, 2001. Severance costs were recorded based on both completed negotiations and existing employee contracts. As of March 30, 2002, 22 of the employees had been terminated. The remaining terminations are expected to be completed in 2002.

     There have been no significant changes to the original restructuring plan. The following table summarizes the activity in the restructuring accrual (in millions):

	Accrual at	Utilized		Accrual at
	December 31,			March 30,
	2001	Cash	Noncash	2002

North and South America Operations Consolidation:
Severance	$33.6	$(4.9)	$—	$28.7
Lease cancellation costs	5.9	(0.4)	—	5.5
Other closure costs	2.6	—	—	2.6
Europe and ROW Operations Consolidation:
Severance	40.5	(2.3)	—	38.2
Lease cancellation costs	0.3	—		0.3
Other closure costs	6.8	(0.6)	—	6.2

Total	$89.7	$(8.2)	$—	$81.5

1998

     In the fourth quarter of 1998, the Company began to implement a restructuring plan designed to reduce its cost structure and improve its long-term competitive position. As a result of this restructuring plan, the Company recorded pre-tax charges of $133.0 million, consisting of $110.5 million of restructuring charges and $22.5 million of other charges. This restructuring is complete. The remaining accrual of $6.5 million as of December 31, 2001 consists of long-term lease commitments related to closed European facilities, of which $0.3 million of payments was made during the first three months of 2002.

UT Automotive

     During the second quarter of 1999, the Company began to implement restructuring plans designed to integrate the operations of UT Automotive, Inc. (“UT Automotive”), a wholly-owned operating unit of United Technologies Corporation. As a result of these restructuring plans, the Company recorded a net adjustment to the original purchase price allocation of $29.6 million. The plans called for the termination of 899 employees, all of whom had been terminated as of March 30, 2002, and the closure of or exit from four facilities, all of which had been closed or vacated as of March 30, 2002. The remaining severance accrual of $1.2 million as of December 31, 2001 was reversed through goodwill in the first quarter of 2002 as actual severance payments were less than those accrued. The remaining closure cost accrual of $1.8 million as of December 31, 2001 relates to costs associated with the demolition of a closed facility, of which $0.1 million of costs was incurred during the first three months of 2002. The remaining closure costs are expected to be incurred in 2002.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(4) Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. A summary of inventories is shown below (in millions):

	March 30,	December 31,
	2002	2001

Raw materials	$287.6	$286.0
Work-in-process	53.8	51.2
Finished goods	100.9	103.1

Inventories	$442.3	$440.3

(5) Property, Plant and Equipment

     Property, plant and equipment is stated at cost. Depreciable property is depreciated over the estimated useful lives of the assets, principally using the straight-line method. A summary of property, plant and equipment is shown below (in millions):

	March 30,	December 31,
	2002	2001

Land	$99.8	$105.5
Buildings and improvements	584.0	571.6
Machinery and equipment	1,962.3	1,951.9
Construction in progress	21.3	26.3

Total property, plant and equipment	2,667.4	2,655.3
Less – accumulated depreciation	(1,002.8)	(939.6)

Net property, plant and equipment	$1,664.6	$1,715.7

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(6) Goodwill

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under this statement, goodwill is no longer amortized but is subject to annual impairment analysis. The Company is assessing the potential impact of SFAS No. 142 related to the impairment analysis of goodwill. The following table is presented as if goodwill was no longer amortized as of January 1, 2001 (in millions, except per share data):

		Goodwill
		Amortization,
	Reported	Net of Tax	Adjusted

Three months ended March 30, 2002
Net income	$46.4	$—	$46.4
Basic net income per share	$0.72	$—	$0.72
Diluted net income per share	$0.70	$—	$0.70
Three months ended March 31, 2001
Income before extraordinary loss	$15.1	$17.4	$32.5
Net income	$14.5	$17.4	$31.9
Basic net income per share:
Income before extraordinary loss	$0.24	$0.27	$0.51
Net income	$0.23	$0.27	$0.50
Diluted net income per share:
Income before extraordinary loss	$0.23	$0.27	$0.50
Net income	$0.22	$0.27	$0.49

(7) Long-Term Debt

     A summary of long-term debt and the related weighted average interest rates, including the effect of hedging activities described in Note 12, is shown below (in millions):

	March 30, 2002		December 31, 2001

	Long-Term	Weighted Average	Long-Term	Weighted Average
	Debt	Interest Rate	Debt	Interest Rate

Credit agreements	$320.9	6.90%	$714.3	6.83%
Other	90.8	4.94%	86.3	4.73%

	411.7		800.6
Less – current portion	(79.2)		(129.5)

	332.5		671.1

Zero-coupon Convertible Senior Notes, due 2022	251.4	4.75%	—	N/A
8.125% Senior Notes, due 2008	219.2	8.125%	222.8	8.125%
8.11% Senior Notes, due 2009	800.0	8.11%	800.0	8.11%
7.96% Senior Notes, due 2005	600.0	6.44%	600.0	6.95%

	1,870.6		1622.8

Long-term debt	$2,203.1		$2,293.9

     In February 2002, the Company issued $640.0 million aggregate principal amount at maturity of zero-coupon convertible senior notes due 2022, yielding gross proceeds of $250.3 million. The notes are unsecured and rank equally with the Company’s other unsecured senior indebtedness, including the Company’s other senior notes. Each note of $1,000 principal amount at maturity was issued at a price of $391.06, representing a yield to maturity of 4.75%. Holders of the notes may convert their notes at any time on or

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

before the maturity date at a conversion rate, subject to adjustment, of 7.5204 shares of the Company’s common stock per note, provided that the average per share price of the Company’s common stock for the 20 trading days immediately prior to the conversion date is at least a specified percentage, beginning at 120% and declining 1/2% each year thereafter to 110% at maturity, of the accreted value of the note, divided by the conversion rate. The notes are also convertible (1) if the long-term credit rating assigned to the notes by either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Group is reduced below Ba3 or BB-, respectively, or either ratings agency withdraws its long-term credit rating assigned to the notes, (2) if the Company’s calls the notes for redemption or (3) upon the occurrence of specified other events. Under generally accepted accounting principles, the shares into which the notes are convertible will not be included in the Company’s calculation of diluted net income per share unless one of the contingent conversion triggering events, discussed above, occurs, or it is expected that the Company will satisfy its obligation to repurchase the notes, as discussed below, with shares of common stock. If the notes are required to be repurchased, the Company currently expects to purchase the notes for cash. Accordingly, the notes are not included in the Company’s calculation of diluted net income per share (Note 8).

     The Company has an option to redeem all or a portion of the convertible notes for cash at their accreted value at any time on or after February 20, 2007. Holders may require the Company to purchase their notes on each of February 20, 2007, 2012 and 2017, as well as upon the occurrence of a fundamental change, at their accreted value on such dates. The Company may choose to pay the purchase price in cash or, subject to the satisfaction of certain conditions, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. The Company used the proceeds from the convertible debt offering to repay indebtedness under the revolving portion of the Company’s primary credit facilities. The notes and the common stock issuable upon conversion have not been registered under the Securities Act or applicable state securities laws, and may not be offered or sold in the United States absent registration or an applicable exemption from registration. Under the terms of a registration rights agreement entered into in connection with the issuance of the convertible notes, the Company is required to file a registration statement covering the resale of the notes and the common stock issuable thereunder. The Company would be required to pay additional interest on the notes in the event the registration statement is not filed or declared effective by specified dates and under certain other circumstances. As of the date of this Report, the registration statement had been filed but had not been declared effective by the Securities and Exchange Commission.

     In March 2001, the Company replaced its $2.1 billion revolving credit facility in order to extend its maturity and reduce commitments. As a result, interest rates and fees thereunder were adjusted to current market rates. In addition, the Company amended its other primary credit facilities at the same time. The Company’s primary credit facilities now consist of a $1.7 billion amended and restated credit facility, which matures on March 26, 2006, a $500 million revolving credit facility, which matures on May 4, 2004, and a $500 million term loan, having scheduled amortization which began on October 31, 2000 and a final maturity on May 4, 2004. The write-off of deferred financing fees related to the $2.1 billion revolving credit facility totaled approximately $1.0 million ($0.6 million after tax), which is reflected as an extraordinary loss, net of tax in the consolidated statement of income for the three months ended March 31, 2001.

     In March 2001, the Company issued 8.125% senior notes due 2008 (the “Eurobonds”) in an aggregate principal amount of 250 million EUR (approximately $219.2 million based on the exchange rate in effect as of March 30, 2002). The offering of the Eurobonds was not registered under the Securities Act of 1933, as amended (the “Securities Act”). On November 13, 2001, the Company completed an exchange offer of the Eurobonds for substantially identical notes registered under the Securities Act.

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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(8) Net Income Per Share

     Basic net income per share is computed using the weighted average common shares outstanding during the period. Diluted net income per share is computed using the average share price during the period when calculating the dilutive effect of common stock equivalents. Options to purchase 616,050 shares of common stock of the Company at an exercise price of $54.22 per share and options to purchase 2,398,850 shares of common stock of the Company at exercise prices ranging from $33.00 to $54.22 per share were outstanding during the three months ended March 30, 2002 and March 31, 2001, respectively, but were not included in the computation of diluted shares outstanding, as inclusion would have resulted in antidilution. A summary of shares outstanding is shown below:

	Three Months Ended

	March 30,	March 31,
	2002	2001

Weighted average shares outstanding	64,476,804	63,692,490
Dilutive effect of common stock equivalents	1,791,205	1,005,088

Diluted shares outstanding	66,268,009	64,697,578

(9) Comprehensive Income (Loss)

     Comprehensive income (loss) is defined as all changes in a Company’s net assets except changes resulting from transactions with stockholders. It differs from net income in that certain items currently recorded in equity would be a part of comprehensive income (loss). A summary of comprehensive income (loss) is shown below (in millions):

	Three Months Ended

	March 30,	March 31,
	2002	2001

Net income	$46.4	$14.5
Other comprehensive income (loss):
Derivative instruments and hedging activities	16.2	(14.0)
Foreign currency translation adjustment	(27.5)	(38.9)

Other comprehensive loss	(11.3)	(52.9)

Comprehensive income (loss)	$35.1	$(38.4)

(10) Pre-Production Costs Related to Long-Term Supply Agreements

     The Company incurs pre-production engineering, research and development (“ER&D”) and tooling costs related to the products produced for its customers under long-term supply agreements. The Company expenses all pre-production ER&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, the Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which the customer has not provided a noncancelable right to use the tooling. During the first quarter of 2002 and 2001, the Company capitalized $22.7 million and $33.4 million, respectively, of pre-production ER&D costs for products to be supplied under long-term supply agreements for which reimbursement is contractually guaranteed by the customer and $76.0 million and $103.4 million, respectively, of pre-production tooling costs for products to be supplied under long-term supply agreements related to Company-owned tools as well as customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a noncancelable right to use the tooling.

(11) Segment Reporting

     The Company has three reportable operating segments: seating, interior and electronic and electrical. The seating segment includes seat systems and components thereof. The interior segment includes flooring and acoustic systems, door panels, instrument panels, headliners and other interior products. The electronic and electrical segment includes electronic and electrical distribution systems, primarily wire harnesses, interior control systems and wireless systems. The Other category includes the corporate headquarter, geographic headquarters, the technology division and the elimination of intercompany activities, none of which meet the requirements of being classified as an operating segment.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	Three Months Ended March 30, 2002

			Electronic and
	Seating	Interior	Electrical	Other	Consolidated

Revenues from external customers	$2,409.8	$618.6	$506.2	$—	$3,534.6
EBITA	108.1	27.8	55.1	(50.0)	141.0
Depreciation	32.8	24.5	16.2	0.6	74.1
Capital expenditures	14.6	16.5	14.4	0.7	46.2
Total assets	2,789.4	1,383.1	1,003.1	2,642.8	7,818.4

	Three Months Ended March 31, 2001

			Electronic and
	Seating	Interior	Electrical	Other	Consolidated

Revenues from external customers	$2,382.9	$623.4	$495.8	$1.5	$3,503.6
EBITA	85.2	41.5	48.6	(40.7)	134.6
Depreciation	34.1	27.6	19.5	—	81.2
Capital expenditures	21.2	20.3	8.9	0.4	50.8
Total assets	2,921.8	1,436.6	994.8	2,833.4	8,186.6

(12) Financial Instruments

     Several of the Company’s European subsidiaries factor their accounts receivable with financial institutions subject to limited recourse provisions. The amount of such factored receivables, which is not included in accounts receivable in the consolidated balance sheets as of March 30, 2002 and December 31, 2001, was $197.1 million and $183.7 million, respectively.

Asset-backed Securitization Agreement

     During the first quarter of 2002 and 2001, the Company and its subsidiaries, through a special purpose corporation, sold adjusted accounts receivable totaling $1.1 billion and $0.9 billion, respectively, under a receivables-backed receivables purchase facility (the “ABS facility”) and recognized a discount of $1.3 million and $6.4 million, respectively, which is reflected as other expense, net in the consolidated statements of income for the three months ended March 30, 2002 and March 31, 2001, respectively.

     The special purpose corporation purchases the receivables from the Company and several of its U.S. subsidiaries and then simultaneously transfers undivided interests in the receivables to certain bank conduits which fund their purchases through the issuance of commercial paper. The Company continues to service the transferred receivables and receives an annual servicing fee of 1.0% of the sold receivables. The conduit investors and the special purpose corporation have no recourse to the Company’s or its subsidiaries’ other assets for the failure of the accounts receivable obligors to pay timely on the accounts receivable. With respect to the sold receivables, the Company’s retained interest is subordinated to the bank conduits’ undivided purchased interests. The sold receivables servicing portfolio amounted to $632.8 million as of March 30, 2002.

     The following table summarizes certain cash flows received from and paid to the special purpose corporation (in millions):

	Three Months Ended

	March 30	March 31,
	2002	2001

Proceeds from new securitizations	$12.1	$300.0
Proceeds from collections reinvested in securitizations	1,035.8	800.5
Servicing fees received	1.3	1.1

Derivative Instruments and Hedging Activities

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138. In accordance with the provisions of SFAS No. 133, the Company recorded a transition adjustment upon adoption (1) to recognize its derivative instruments at fair value, resulting in a net decrease in net assets of approximately $9.0 million, (2) to recognize previously deferred net losses on derivatives designated as cash flow hedges, resulting in a net decrease in accumulated other comprehensive loss of approximately $9.2

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

million and (3) to recognize the ineffective portion of cash flow hedges, the effect of which on net income was not material and is included in other expense, net in the consolidated statement of income for the three months ended March 31, 2001.

     Forward foreign exchange, futures and option contracts — The Company uses foreign forward exchange and option contracts to reduce the effect of fluctuations in foreign exchange rates on short-term, foreign currency denominated intercompany transactions and other known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Canadian Dollar, the European Euro and the Mexican Peso. Forward foreign exchange and futures contracts are accounted for as fair value hedges when the hedged item is a recognized asset or liability or an unrecognized firm commitment. Forward foreign exchange, futures and option contracts are accounted for as cash flow hedges when the hedged item is a forecasted transaction or the variability of cash flows to be paid or received related to a recognized asset or liability. As of March 30, 2002, contracts representing $0.9 billion of notional amount were outstanding with maturities of less than one year. The fair value of these foreign exchange contracts as of March 30, 2002 was approximately $22.8 million.

     Interest rate swap contracts — The Company uses interest rate swap contracts to manage its exposure to fluctuations in interest rates. Interest rate swap contracts which fix the interest payments of certain floating rate debt instruments are accounted for as cash flow hedges. Interest rate swap contracts which hedge the change in fair market value of certain fixed rate debt instruments are accounted for as fair value hedges. As of March 30, 2002, contracts representing $1.1 billion of notional amount were outstanding with maturity dates of May 2002 through May 2005. Of these contracts, $.8 billion swap variable rate debt for fixed rate debt and $.3 billion swap fixed rate debt for variable rate debt. The fair value of these interest rate swap agreements is subject to changes in value due to changes in interest rates. The fair value of outstanding interest rate swap agreements as of March 30, 2002 was approximately $(23.1 million).

     As of March 30, 2002 and March 31, 2001, a net gain (loss) of approximately $3.1 million and $(14.0) million, respectively, related to derivative instruments and hedging activities was recorded in accumulated other comprehensive loss. As of March 30, 2002, all cash flow hedges mature within twelve months, with the exception of swap contracts related to the payment of variable interest on existing financial instruments, and fair value hedges of the Company’s fixed rate debt instruments mature within thirty-eight months. During the twelve month period ended March 29, 2003, the Company expects to reclassify into earnings net gains of approximately $3.1 million recorded in accumulated other comprehensive loss. Such gains will be reclassified at the time the underlying hedged transactions are realized. During the three months ended March 30, 2002 and March 31, 2001, amounts recognized in the consolidated statements of income related to changes in the fair value excluded from the effectiveness assessments and the ineffective portion of changes in the fair value of fair value and cash flow hedges were not material.

     Non-U.S. dollar financing transactions — The Company has designated its Euro-denominated senior notes (Note 7) as a net investment hedge of long-term investments in its Euro-functional subsidiaries. As of March 30, 2002, the amount recorded in cumulative translation adjustment related to the effective portion of the net investment hedge of foreign operations was a gain of approximately $4.6 million.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(13) Supplemental Guarantor Condensed Consolidating Financial Statements

	March 30, 2002

			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated

			(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(1.9)	$29.2	$56.5	$—	$83.8
Accounts receivable, net	11.7	368.4	1,266.3	—	1,646.4
Inventories	10.4	114.9	317.0	—	442.3
Recoverable customer engineering and tooling	14.8	4.7	174.0	—	193.5
Other	102.4	55.7	142.0	—	300.1

Total current assets	137.4	572.9	1,955.8	—	2,666.1

LONG-TERM ASSETS:
Property, plant and equipment, net	115.2	802.4	747.0	—	1,664.6
Goodwill, net	100.2	2,175.7	854.1	—	3,130.0
Investment in subsidiaries	2,305.6	534.1	—	(2,839.7)	—
Other	209.0	154.5	(5.8)	—	357.7

Total long-term assets	2,730.0	3,666.7	1,595.3	(2,839.7)	5,152.3

	$2,867.4	$4,239.6	$3,551.1	$(2,839.7)	$7,818.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$—	$—	$12.5	$—	$12.5
Accounts payable and drafts	198.4	464.5	1,540.7	—	2,203.6
Accrued liabilities	172.7	312.2	658.6	—	1,143.5
Current portion of long-term debt	75.0	0.2	4.0	—	79.2

Total current liabilities	446.1	776.9	2,215.8	—	3,438.8

LONG-TERM LIABILITIES:
Long-term debt	2,159.3	17.2	26.6	—	2,203.1
Intercompany accounts, net	(1,692.1)	(116.5)	1,808.6	—	—
Other	334.2	162.1	60.3	—	556.6

Total long-term liabilities	801.4	62.8	1,895.5	—	2,759.7

STOCKHOLDERS’ EQUITY	1,619.9	3,399.9	(560.2)	(2,839.7)	1,619.9

	$2,867.4	$4,239.6	$3,551.1	$(2,839.7)	$7,818.4

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(13) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	December 31, 2001

			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(2.1)	$6.8	$82.9	$—	$87.6
Accounts receivable, net	4.2	161.1	1,227.5	—	1,392.8
Inventories	10.5	157.5	272.3	—	440.3
Recoverable customer engineering and tooling	10.2	80.6	100.8	—	191.6
Other	102.2	81.6	70.7	—	254.5

Total current assets	125.0	487.6	1,754.2	—	2,366.8

LONG-TERM ASSETS:
Property, plant and equipment, net	123.9	786.3	805.5	—	1,715.7
Goodwill, net	100.2	2,124.4	914.9	—	3,139.5
Investment in subsidiaries	2,463.9	1,503.0	—	(3,966.9)	—
Other	211.1	112.9	33.2	—	357.2

Total long-term assets	2,899.1	4,526.6	1,753.6	(3,966.9)	5,212.4

	$3,024.1	$5,014.2	$3,507.8	$(3,966.9)	$7,579.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$30.0	$—	$33.2	$—	$63.2
Accounts payable and drafts	138.6	690.1	1,154.2	—	1,982.9
Accrued liabilities	161.3	403.6	442.3	—	1,007.2
Current portion of long-term debt	124.7	0.6	4.2	—	129.5

Total current liabilities	454.6	1,094.3	1,633.9	—	3,182.8

LONG-TERM LIABILITIES:
Long-term debt	2,256.8	15.6	21.5	—	2,293.9
Intercompany accounts, net	(1,563.7)	1,707.6	(143.9)	—	—
Other	317.3	171.3	54.8	—	543.4

Total long-term liabilities	1,010.4	1,894.5	(67.6)	—	2,837.3

STOCKHOLDERS’ EQUITY	1,559.1	2,025.4	1,941.5	(3,966.9)	1,559.1

	$3,024.1	$5,014.2	$3,507.8	$(3,966.9)	$7,579.2

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(13) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	For the Three Months Ended March 30, 2002

			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated

			(Unaudited)
Net sales	$260.7	$1,604.4	$2,235.9	$(566.4)	$3,534.6
Cost of sales	268.1	1,467.4	2,092.9	(566.4)	3,262.0
Selling, general and administrative expenses	27.7	47.6	56.3	—	131.6
Interest expense	27.1	20.8	7.8	—	55.7
Intercompany (income) expense, net	(98.4)	76.0	22.4	—	—
Other expense, net	4.0	3.9	7.6	—	15.5

Income (loss) before provision (credit) for income taxes, equity in net income of subsidiaries and extraordinary loss	32.2	(11.3)	48.9	—	69.8
Provision (credit) for income taxes	0.9	5.9	16.6	—	23.4
Equity in net income of subsidiaries	(15.1)	(185.5)	—	200.6	—

Net income	$46.4	$168.3	$32.3	$(200.6)	$46.4

	For the Three Months Ended March 31, 2001

			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated

			(Unaudited)
Net sales	$235.8	$1,852.2	$1,543.3	$(127.7)	$3,503.6
Cost of sales	245.0	1,705.2	1,416.1	(127.7)	3,238.6
Selling, general and administrative expenses	26.4	49.8	54.2	—	130.4
Amortization of goodwill	0.5	14.9	7.0	—	22.4
Interest expense	24.9	40.4	4.8	—	70.1
Intercompany (income) expense, net	(81.7)	77.3	4.4	—	—
Other (income) expense, net	0.9	(23.7)	34.9	—	12.1

Income (loss) before provision for income taxes and equity in net income of subsidiaries	19.8	(11.7)	21.9	—	30.0
Provision for income taxes	7.0	5.2	2.7	—	14.9
Equity in net income of subsidiaries	(2.3)	(21.7)	—	24.0	—

Income before extraordinary loss	15.1	4.8	19.2	(24.0)	15.1
Extraordinary loss, net of tax	0.6	—	—	—	0.6

Net income	$14.5	$4.8	$19.2	$(24.0)	$14.5

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(13) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	For the Three Months Ended March 30, 2002

			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated

			(Unaudited)
Net cash provided by operating activities	$90.8	$(428.6)	$506.7	$—	$168.9
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(2.3)	(23.8)	(20.1)	—	(46.2)
Other, net	0.2	2.5	0.2	—	2.9

Net cash used in investing activities	(2.1)	(21.3)	(19.9)	—	(43.3)

Cash Flows from Financing Activities:
Senior notes	250.3	—	—	—	250.3
Long-term borrowings, net	(397.5)	1.1	5.7	—	(390.7)
Short-term borrowings, net	(30.1)	—	(20.3)	—	(50.4)
Proceeds from sale of common stock	25.7	—	—	—	25.7
Increase (decrease) in drafts	34.3	(0.3)	(6.5)	—	27.5
Change in intercompany accounts	28.8	470.8	(499.6)	—	—

Net cash used in financing activities	(88.5)	471.6	(520.7)	—	(137.6)

Effect of foreign currency translation	—	0.7	7.5	—	8.2

Net Change in Cash and Cash Equivalents	0.2	22.4	(26.4)	—	(3.8)
Cash and Cash Equivalents at Beginning of Period	(2.1)	6.8	82.9	—	87.6

Cash and Cash Equivalents at End of Period	$(1.9)	$29.2	$56.5	$—	$83.8

	For the Three Months Ended March 31, 2001

			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated

			(Unaudited)
Net cash provided by operating activities	$10.5	$220.2	$75.8	$—	$306.5
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(2.9)	(20.8)	(27.1)	—	(50.8)
Net proceeds from disposition of businesses and other assets	—	23.9	12.4	—	36.3

Net cash used in investing activities	(2.9)	3.1	(14.7)	—	(14.5)

Cash Flows from Financing Activities:
Senior notes	223.4	—	—	—	223.4
Long-term borrowings, net	(442.4)	4.0	(49.5)	—	(487.9)
Short-term borrowings, net	(56.5)	(2.1)	(9.8)	—	(68.4)
Increase (decrease) in drafts	66.0	(9.0)	2.5	—	59.5
Change in intercompany accounts	219.4	(231.5)	12.1	—	—

Net cash used in financing activities	9.9	(238.6)	(44.7)	—	(273.4)

Effect of foreign currency translation	—	12.8	25.6	—	38.4

Net Change in Cash and Cash Equivalents	17.5	(2.5)	42.0	—	57.0
Cash and Cash Equivalents at Beginning of Period	7.1	10.2	81.5	—	98.8

Cash and Cash Equivalents at End of Period	$24.6	$7.7	$123.5	$—	$155.8

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(13) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

     Basis of Presentation — In connection with the acquisition of UT Automotive, the Company issued $1.4 billion in securities, which consist of $600 million aggregate principal amount of 7.96% senior notes due May 15, 2005 and $800 million aggregate principal amount of 8.11% senior notes due May 15, 2009. Certain of the Company’s domestic wholly-owned subsidiaries (the “Guarantors”) irrevocably and unconditionally fully guaranteed, on a joint and several basis, the punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all of the Company’s obligations under the senior notes indenture, including the Company’s obligations to pay principal, premium, if any, and interest with respect to the senior notes. The Guarantors on the date of the indenture were Lear Operations Corporation and Lear Corporation Automotive Holdings (formerly, UT Automotive). Effective May 2, 2000, Lear Seating Holdings Corp. #50 and Lear Corporation EEDS and Interiors became Guarantors under the indenture governing the senior notes. Effective November 16, 2001, Lear Corporation Automotive Systems, Lear Technologies, LLC, Lear Midwest Automotive Limited Partnership and Lear Automotive (EEDS) Spain S.L. became Guarantors under the indenture governing the senior notes. Effective January 15, 2002, Lear Corporation Mexico, S.A. de C.V. became a Guarantor under the indenture governing the senior notes. The Guarantors have also unconditionally fully guaranteed, on a joint and several basis, the Company’s obligations under the 8.125% senior notes due 2008 issued in March 2001 and the zero-coupon convertible senior notes due 2022 issued in February 2002. In lieu of providing separate unaudited financial statements for the Guarantors, the Company has included the unaudited consolidating condensed financial statements on pages 15 to 18. All supplemental guarantor condensed consolidating financial statements reflect Lear Operations Corporation, Lear Corporation Automotive Holdings, Lear Seating Holdings Corp. #50, Lear Corporation EEDS and Interiors, Lear Corporation Automotive Systems, Lear Technologies, LLC, Lear Midwest Automotive Limited Partnership, Lear Automotive (EEDS) Spain S.L. and Lear Corporation Mexico, S.A. de C.V. as Guarantors for all periods presented. Management does not believe that separate financial statements of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented.

     Distributions — There are no significant restrictions on the ability of the Guarantors to make distributions to the Company.

     Selling and Administrative Expenses — During the three months ended March 30, 2002 and March 31, 2001, the Parent allocated $21.9 million and $21.5 million, respectively, of corporate selling and administrative expenses to its operating subsidiaries. The allocations were based on various factors, which estimate usage of particular corporate functions, and in certain instances, other relevant factors, such as the revenues or headcount of the Company’s subsidiaries.

     Long-term debt of the Parent and the Guarantors — A summary of long-term debt of the Parent and the Guarantors on a combined basis is shown below (in millions):

	March 30,	December 31,
	2002	2001

Senior notes	$1,870.6	$1,622.8
Credit agreement	320.9	714.3
Other long-term debt	60.2	60.6

	2,251.7	2,397.7
Less — current portion	(75.2)	(125.3)

	$2,176.5	$2,272.4

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

     Our operations are directly related to automotive vehicle production. Automotive sales and production are cyclical and can be affected by numerous factors, including general economic conditions, labor relations issues and regulatory factors. Automotive production in North America and Western Europe declined in 2001. In 2002, we currently expect automotive production to rebound modestly in North America and to stabilize in Western Europe. In the fourth quarter of 2001, we began to implement a restructuring plan to consolidate our operations and align our capacity and operations with existing market conditions. As a result of this restructuring plan, we recorded pre-tax charges of $149 million.

     In addition to overall automotive vehicle production, our operating results are significantly impacted by the commercial success of the vehicle platforms for which we supply products and the market share of our customers. General Motors and Ford and their respective affiliates accounted for approximately 60% of our net sales in 2001. A loss of significant business from General Motors or Ford, or a decrease in business with respect to a significant automobile model, could significantly and negatively affect our operating results.

     Moreover, there is substantial and continuing pressure on suppliers from the automotive manufacturers to reduce costs while at the same time assuming greater responsibility for the design, development, engineering and integration of interior products. Our customers impose annual selling price reductions on most of the products we supply. Our profitability is significantly dependent on our ability to achieve cost reductions which offset or exceed these customer-mandated price reductions.

RESULTS OF OPERATIONS

Three Months Ended March 30, 2002 vs. Three Months Ended March 31, 2001

     Net sales were unchanged at $3.5 billion in the first quarter of 2002 and 2001. New business and increased production volumes on existing programs in North America, which favorably impacted net sales by $162 million and $86 million, respectively, were largely offset by foreign exchange rate fluctuations and lower production volumes in Western Europe, which negatively impacted net sales by $103 million and $96 million, respectively.

     Gross profit and gross margin were $273 million and 7.7% in the quarter ended March 30, 2002 as compared to $265 million and 7.6% in the quarter ended March 31, 2001. Again, the positive impact of new business and increased North American production volumes, which contributed $10 million and $15 million, respectively, to the increase in gross profit, was largely offset by the negative impact of foreign exchange rate fluctuations and decreased Western Europe production volumes, which reduced gross profit by $5 million and $14 million, respectively.

     Selling, general and administrative expenses, including research and development, were $132 million in the three months ended March 30, 2002 as compared to $130 million in the three months ended March 31, 2001. As a percentage of net sales, selling, general and administrative expenses were 3.7% in the first quarter of 2002 and 2001.

     Cost of goods sold and selling, general and administrative expenses for the three months ended March 31, 2001 include severance costs of $2 million and $2 million, respectively, related to actions to reduce our cost base, which were completed during the first quarter of 2001. Approximately, 2,000 employees in our worldwide workforce were terminated during this period.

     Interest expense was $56 million in the first quarter of 2002 as compared to $70 million in the first quarter of 2001. Our reduced debt balance and lower interest rates each favorably impacted interest expense by $9 million.

     Other expense, which includes state and local taxes, foreign currency exchange, minority interest in consolidated subsidiaries, equity in net income of affiliates and other non-operating expenses, was $16 million in the first three months of 2002 as compared to

LEAR CORPORATION

$12 million in the first three months of 2001. During the first quarter of 2001, we recorded a gain of $12 million related to the sale of our Spanish wire business as well as a loss of $3 million related to the write-down of certain other assets to net realizable value. In addition, we recognized a discount of $6 million, of which $3 million was non-recurring, related to the transfer of accounts receivable under the ABS facility. Excluding these non-recurring transactions, other expense was $18 million in the first three months of 2001.

     The provision for income taxes was $23 million, representing an effective tax rate of 33.5%, in the current quarter as compared to $15 million, representing an effective tax rate of 49.7%, in the same quarter a year ago. After adjusting for the sale of our Spanish wire business, the write-down of certain other assets to net realizable value, non-recurring ABS and severance costs as well as for the impact of no longer amortizing goodwill, as required under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” our effective tax rate in the quarter ended March 31, 2001 was 31.8%. Net income in the first quarter of 2002 was $46 million, or $0.70 per diluted share, as compared to $15 million, or $0.22 per diluted share. On January 1, 2002, we adopted the provisions of SFAS No. 142 as it relates to the discontinuance of the amortization of goodwill. Had we adopted SFAS No. 142 on January 1, 2001, net income in the first quarter of 2001 would have been $32 million, or $0.49 per diluted share.

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

Seating

     Seating net sales were unchanged at $2.4 billion in the first quarters of 2002 and 2001. New business and increased production volumes on existing programs, net of selling price reductions, favorably impacted net sales by $120 million, while foreign exchange rate fluctuations and the effect of a facility closure in the fourth quarter of 2001 negatively impacted net sales by $86 million and $9 million, respectively. Operating income before amortization and operating margin before amortization were $108 million and 4.5% in the first quarter of 2002 as compared to $85 million and 3.6% in the first quarter of 2001. The positive impact of new business and increased production volumes, net of selling price reductions, which contributed $19 million to the increase, and of reduced launch costs, which contributed $2 million to the increase, was partially offset by the negative impact of foreign exchange rate fluctuations, which reduced operating income before amortization by $4 million.

Interior

     Interior net sales were unchanged at $0.6 billion in the first quarters of 2002 and 2001. New business and increased production volumes on existing programs, net of selling price reductions, which favorably impacted net sales by $10 million, were more than offset by foreign exchange rate fluctuations and the effect of our divestitures, which negatively impacted net sales by $5 million and $10 million, respectively. Operating income before amortization and operating margin before amortization were $28 million and 4.5% in the first three months of 2002 as compared to $42 million and 6.7% in the first three months of March 31, 2001. New business and increased production volumes, net of selling price reductions, negatively impacted operating income before amortization by $12 million.

Electronic and Electrical

     Electronic and electrical net sales were unchanged at $0.5 billion in the first quarters of 2002 and 2001. New business and increased production volumes on existing programs, net of selling price reductions, favorably impacted net sales by $22 million, while foreign exchange rate fluctuations negatively impacted net sales by $12 million. Operating income before amortization and operating margin before amortization were $55 million and 10.9% in the quarter ended March 30, 2002 as compared to $49 million and 9.8% in the quarter ended March 31, 2001. The positive impact of new business and increased production volumes, which contributed $4 million to the increase, was partially offset by the negative impact of foreign exchange rate fluctuations, which reduced operating income before amortization by $1 million.

Restructuring and Other Charges

2001

     In order to better align our operations and capacity in response to reductions in global automotive production volumes, in the fourth quarter of 2001, we began to implement a restructuring plan. This restructuring plan is designed to consolidate some of our operations and to improve overall efficiencies and our long-term competitive position. Several of these actions involve the relocation of businesses to improve factory utilization. We expect the net personnel reduction to be approximately 6,500 employees. As a result of this restructuring plan, we recorded pre-tax charges of $149 million in the fourth quarter of 2001, including $141 million recorded as

LEAR CORPORATION

cost of goods sold and $8 million recorded as selling, general and administrative expenses. Significant activities included in the restructuring plan are as follows:

•	Consolidation of North and South American Operations. We have implemented a plan to consolidate certain manufacturing and administrative functions in North and South America. As a result, ten manufacturing and three warehouse facilities in North America and three manufacturing facilities in South America will be closed. The charges consist of severance costs of $32 million for 3,491 employees notified prior to December 31, 2001, asset impairment charges of $24 million, lease cancellation costs of $6 million and other facility closure costs of $3 million. As of March 30, 2002, two of the manufacturing facilities were closed and 710 of the employees had been terminated.

We also implemented a plan to consolidate certain administrative functions and to reduce the U.S. salaried workforce. We recorded a charge of $6 million for severance costs for 229 employees notified prior to December 31, 2001. As of March 30, 2002, 197 of the employees had been terminated.

•	Consolidation of European and Rest of World Operations. We have implemented a plan to consolidate certain manufacturing and administrative functions in Europe and Rest of World. As a result, five manufacturing facilities will be closed. The charges consist of severance costs of $26 million for 4,290 employees notified prior to December 31, 2001, asset impairment charges of $27 million and other facility closure costs of $7 million. As of March 30, 2002, one of the facilities was closed and 3,113 of the employees had been terminated.

In addition, we recorded a charge of $15 million for severance costs for 1,506 employees in one country under Statement of Financial Accounting Standards (“SFAS”) No. 112, “Employers’ Accounting for Postemployment Benefits,” as we anticipate this to be the minimum aggregate severance payments that will be made in accordance with statutory requirements. As of March 30, 2002, eight of the employees had been terminated.

We also implemented a plan to consolidate certain administrative functions and to reduce the European salaried workforce. We recorded a charge of $3 million for severance costs for 70 employees notified prior to December 31, 2001. As of March 30, 2002, 22 of the employees had been terminated.

     In 2002, the savings realized as a result of the restructuring plan are expected to approximate and, as such, offset the restructuring related costs. Beginning in 2003, we expect to realize between $40 and $50 million per year in savings as a result of the restructuring plan.

     For more information relating to the restructuring charges described above, see Note 3, “Restructuring and Other Charges,” to the consolidated financial statements included in this Report.

1998

     In the fourth quarter of 1998, we began to implement a restructuring plan designed to reduce our cost structure and improve our long-term competitive position. As a result of this restructuring plan, the Company recorded pre-tax charges of $133 million, consisting of $111 million of restructuring charges and $23 million of other charges. This restructuring is complete. The remaining accrual of $7 million as of December 31, 2001 consists of long-term lease commitments related to closed European facilities.

UT Automotive

     During the second quarter of 1999, we began to implement restructuring plans designed to integrate the operations of UT Automotive, Inc. (“UT Automotive”), a wholly-owned operating unit of United Technologies Corporation. As a result of these restructuring plans, we recorded a net adjustment to the original purchase price allocation of $29.6 million. The plans call for the termination of 899 employees, all of whom had been terminated as of March 30, 2002, and the closure of or exit from four facilities, all of which had been closed or vacated as of March 30, 2002. The remaining severance accrual of $1 million as of December 31, 2001 was reversed through goodwill in the first quarter of 2002 as actual severance payments were less than those accrued. The remaining closure cost accrual of $2 million as of December 31, 2001 relates to costs associated with the demolition of a closed facility.

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

LEAR CORPORATION

earnings and cash flows of and dividends and distributions or advances from these subsidiaries to provide the funds necessary to meet our obligations. There are no material restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear.

Cash Flow

     Operating activities generated $169 million of cash in the first three months of 2002 as compared to $307 million of cash during the first three months of 2001. Excluding the proceeds from sales of receivables, operating activities were a source of $140 million of cash in the first quarter of 2002 as compared to a use of $4 million of cash in the first quarter of 2001. This increase is primarily the result of net income which improved to $46 million in the first three months of 2002 from $15 million in the first three months of 2001 and changes in working capital items, which were a source of $11 million in the first quarter of 2002 as compared to a use of $95 million in the first quarter of 2001. Changes in accounts payable generated $210 million in the current quarter, up from $85 million in the same quarter a year ago, principally as a result of the timing of payments made to certain vendors in the fourth quarter of 2001 and in the first quarter of 2002.

     Investing activities resulted in cash usage of $43 million in the three months ended March 30, 2002 as compared to $15 million in the three months ended March 31, 2001. This increase is primarily the result of a decline in proceeds from disposition of businesses and other assets, which generated $36 million in the first quarter of 2001. Capital expenditures also declined from $51 million in the first three months of 2001 to $46 million in the first three months of 2002. We currently anticipate capital expenditures of approximately $300 million for 2002.

     Financing activities were a use of $138 million of cash in the first three months of the current year as compared to $273 million in the first three months of the prior year, as the proceeds from the ABS facility were used to reduce debt under our primary credit facilities during the first quarter of 2001.

Capitalization

     We utilize uncommitted lines of credit to satisfy a portion of our short-term working capital requirements. For the three months ended March 30, 2002 and March 31, 2001, our average outstanding unsecured short-term debt balances were $39 million and $38 million, respectively. Weighted average interest rates on the outstanding borrowings were 2.9% and 6.5% for the respective periods.

     We utilize a combination of committed credit facilities and longer term notes to fund our capital expenditure and base working capital requirements. For the three months ended March 30, 2002 and March 31, 2001, our average outstanding long-term debt balances were $2.4 billion and $2.9 billion, respectively. Weighted average long-term interest rates, including rates under our committed credit facilities and the effect of hedging activities, were 6.8% and 7.4% for the respective periods.

     In February 2002, we issued $640 million aggregate principal amount at maturity of zero-coupon convertible senior notes due 2022, yielding gross proceeds of $250 million. The notes are unsecured and rank equally with our other unsecured senior indebtedness, including our other senior notes. Each note of $1,000 principal amount at maturity was issued at a price of $391.06, representing a yield to maturity of 4.75%. Holders of the notes may convert their notes at any time on or before the maturity date at a conversion rate, subject to adjustment, of 7.5204 shares of our common stock per note, provided that the average per share price of our common stock for the 20 trading days immediately prior to the conversion date is at least a specified percentage, beginning at 120% and declining 1/2% each year thereafter to 110% at maturity, of the accreted value of the note, divided by the conversion rate. The notes are also convertible (1) if the long-term credit rating assigned to the notes by either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Group is reduced below Ba3 or BB-, respectively, or either ratings agency withdraws its long-term credit rating assigned to the notes, (2) if we call the notes for redemption or (3) upon the occurrence of specified other events. Under generally accepted accounting principles, the shares into which the notes are convertible will not be included in our calculation of diluted net income per share unless one of the contingent conversion triggering events, discussed above, occurs, or it is expected that we will satisfy our obligation to repurchase the notes, as discussed below, with shares of common stock. If we are required to repurchase the notes, we currently expect to purchase the notes for cash. Accordingly, the notes are not included in our calculation of diluted net income per share.

     We have an option to redeem all or a portion of the convertible notes for cash at their accreted value at any time on or after February 20, 2007. Holders may require us to purchase their notes on each of February 20, 2007, 2012 and 2017, as well as upon the occurrence of a fundamental change, at their accreted value on such dates. We may choose to pay the purchase price in cash or, subject to the satisfaction of certain conditions, shares of our common stock or a combination of cash and shares of our common stock. We used the proceeds from the convertible debt offering to repay indebtedness under the revolving portion of our primary credit facilities. The notes and the common stock issuable upon conversion have not been registered under the Securities Act of 1933, as

LEAR CORPORATION

amended, or applicable state securities laws, and may not be offered or sold in the United States absent registration or an applicable exemption from registration. Under the terms of a registration rights agreement entered into in connection with the issuance of the convertible notes, we are required to file a registration statement covering the resale of the notes and the common stock issuable thereunder. We would be required to pay additional interest on the notes in the event the registration statement is not filed or declared effective by specified dates and under certain other circumstances. As of the date of this Report, the registration statement had been filed but had not been declared effective by the Securities and Exchange Commission.

     In March 2001, we replaced our $2.1 billion revolving credit facility in order to extend its maturity and reduce commitments. As a result, interest rates and fees thereunder were adjusted to current market rates. In addition, we amended our other primary credit facilities at the same time. Our primary credit facilities now consist of a $1.7 billion amended and restated credit facility, which matures on March 26, 2006, a $500 million revolving credit facility, which matures on May 4, 2004, and a $500 million term loan, having scheduled amortization which began on October 31, 2000 and a final maturity on May 4, 2004. As of March 30, 2002, $300 million was outstanding under the term loan. The write-off of deferred financing fees related to the $2.1 billion revolving credit facility totaled approximately $1.0 million ($.6 million after tax), which is reflected as an extraordinary loss, net of tax in the consolidated statement of income for the three months ended March 31, 2001.

     Our primary credit facilities provide for scheduled term loan repayments of $75 million in the last nine months of 2002, $150 million in 2003 and $75 million in 2004. In addition, scheduled cash interest payments on our outstanding senior notes are $122 million in the last nine months of 2002, $131 million in 2003 and $131 million in 2004. Accretion of interest on our zero-coupon convertible senior notes is reflected as an increase in the accreted value of the notes.

     In March 2001, we issued 8.125% senior notes due 2008 (the “Eurobonds”) in an aggregate principal amount of 250 million EUR (approximately $219 million based on the exchange rate in effect as of March 30, 2002). The offering of the Eurobonds was not registered under the Securities Act of 1933, as amended (the “Securities Act”). On November 13, 2001, the Company completed an exchange offer of the Eurobonds for substantially identical notes registered under the Securities Act.

     As of March 30, 2002, we had $0.3 billion outstanding under our primary credit facilities and $60 million committed under outstanding letters of credit, resulting in more than $1.5 billion of unused availability under our primary credit facilities. In addition to debt outstanding under our primary credit facilities, we had $2.0 billion of debt, including short-term borrowings, outstanding as of March 30, 2002, consisting primarily of $1.4 billion of senior notes due between 2005 and 2009, $251 million of zero-coupon senior notes due 2022 and 250 million EUR (approximately $219 million based on the exchange rate in effect as of March 30, 2002) of senior notes due 2008.

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

     In November 2000, we entered into a receivables-backed receivables purchase facility (the “ABS facility”) which provides for maximum purchases of adjusted accounts receivable of $300 million, of which $273 million were purchased as of March 30, 2002. In November 2001, the ABS facility was amended to extend the termination date to November 2002 and to accommodate reductions in the credit ratings of our three largest customers, whose receivable are transferred to the ABS facility, as well as recent declines in automotive production volumes. As a result, our utilization of the ABS facility in the future may be lower than in prior periods. In addition, should our customers experience further reductions in their credit ratings, we may be unable to utilize the ABS facility in the future. Should this occur, we would seek to utilize other available credit facilities to replace the funding currently provided by the ABS facility.

     In addition, several of our European subsidiaries factor their accounts receivable with financial institutions subject to limited recourse provisions. The amount of such factored receivables, which is not included in accounts receivable, was $197 million and $184 million as of March 30, 2002 and December 31, 2001, respectively.

     We believe that cash flows from operations and available credit facilities will be sufficient to meet our anticipated debt service obligations, projected capital expenditures and working capital requirements.

Market Rate Sensitivity

     In the normal course of business, we are exposed to market risk associated with fluctuations in foreign exchange rates and interest

LEAR CORPORATION

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

     Our most significant foreign currency transactional exposures relate to Mexico, Canada and the European Monetary Union. We have performed a quantitative analysis of our overall currency rate exposure as of March 30, 2002. The potential adverse earnings impact from a hypothetical 10% weakening of the U.S. dollar relative to all other currencies for a twelve-month period is approximately $9 million.

     As of March 30, 2002, contracts representing $0.9 billion of notional amount were outstanding with maturities of less than one year. The fair value of these foreign exchange contracts as of March 30, 2002 was approximately $23 million. A 10% change in exchange rates would result in a $12 million change in market value.

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

     We have performed a quantitative analysis of our overall interest rate exposure as of March 30, 2002. This analysis assumes an instantaneous 100 basis point parallel shift in interest rates at all points of the yield curve. The potential adverse earnings impact from this hypothetical increase for a twelve-month period is approximately $6 million.

     As of March 30, 2002, contracts representing $1.1 billion of notional amount were outstanding with maturity dates of May 2002 through May 2005. Of these contracts, $.8 billion swap variable rate debt for fixed rate debt and $.3 billion swap fixed rate debt for variable rate debt. The fair value of these interest rate swap agreements is subject to changes in value due to changes in interest rates. The fair value of outstanding interest rate swap agreements as of March 30, 2002 was approximately $(23 million). A 100 basis point parallel increase or decrease in interest rates would not significantly affect the market value of these instruments.

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

LEAR CORPORATION

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

Significant Accounting Policies

Pre-Production Costs Related to Long-Term Supply Arrangements

     We incur pre-production engineering, research and development (“ER&D”) and tooling costs related to the products produced for our customers under long-term supply agreements. We expense all pre-production ER&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, we expense all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which the customer has not provided a noncancelable right to use the tooling. During the first quarter of 2002 and 2001, we capitalized $22.7 million and $33.4 million, respectively, of pre-production ER&D costs for products to be supplied under long-term supply agreements for which reimbursement is contractually guaranteed by the customer and $76.0 million and $103.4 million, respectively, of pre-production tooling costs for products to be supplied under long-term supply agreements related to Lear-owned tools as well as customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a noncancelable right to use the tooling.

Revenue Recognition and Sales Commitments

     We recognize revenues as our products are shipped to our customers. We enter into agreements with our customers at the beginning of a given vehicle’s life. Once we enter into such agreements, fulfillment of our customers’ purchasing requirements is our obligation for the entire production life of the vehicle, with terms of up to 10 years. These agreements generally may be terminated by our customer (but not by us) at any time, but usually are not. In certain instances, we may be committed under existing agreements to supply product to our customers at selling prices which are not sufficient to cover the direct cost to produce such product. In such situations, we record a liability for the estimated future amount of such losses. Such losses are recognized at the time that the loss is probable and reasonably estimable and are recorded at the minimum amount necessary to fulfill our obligations to our customers. Losses are determined on a separate agreement basis and are estimated based upon information available at the time of the estimate, including future production volume estimates, the length of the program and selling price and production cost information. On a quarterly basis, we evaluate the adequacy of the loss contract accruals recorded and make adjustments as necessary.

     In previous years, we recorded loss contract accruals in purchase accounting in conjunction with the Lear-Donnelly acquisition, the UT Automotive acquisition, the Peregrine acquisition and the Delphi acquisition. These loss contract accruals were not recorded in the historical operating results of Lear-Donnelly, UT Automotive, Peregrine or Delphi. The losses included in the accrual have not been, and will not be, included in our operating results since the respective acquisition dates. Further, our future operating results will benefit from accruing these contract losses in the related purchase price allocations. A summary of the loss contract accrual activity related to these acquisitions is shown below (in millions):

	Accrual at		Accrual at
	December 31,		March 30,
	2001	Utilized	2002

Lear-Donnelly	$2.1	$(0.5)	$1.6
UT Automotive	8.2	(1.1)	7.1
Peregrine	3.3	(0.8)	2.5
Delphi	15.7	(4.0)	11.7

     During the first three months of 2001, we utilized $1.0 million, $0.1 million, $2.0 million and $1.5 million of the loss contract accruals related to the Lear-Donnelly, UT Automotive, Peregrine and Delphi acquisitions, respectively.

     Amounts billed to customers related to shipping and handling are included in net sales in our consolidated statements of income. Shipping and handling costs are included in cost of sales in our consolidated statements of income.

Goodwill

     On January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible

LEAR CORPORATION

Assets.” Under this statement, goodwill is no longer amortized but is subject to annual impairment analysis. Goodwill amortization for the year ended December 31, 2001 was $90 million. We are assessing the potential impact of SFAS No. 142 related to the impairment analysis of goodwill.

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

FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. The words “will,” “may,” “designed to,” “outlook,” “believes,” “should,” “anticipates,” “plans,” “expects,” “intends,” and “estimates,” and similar expressions identify these forward-looking statements. All statements contained or incorporated in the Report which address operating performance, events or developments that we expect or anticipate may occur in the future, including statements related to volume growth, awarded sales contracts and earning per share growth or statements expressing general optimism about future operating results, are forward-looking statements. Principal important factors, risks and uncertainties that may cause actual results to differ from those expressed in our forward-looking statements are, including but not limited to:
•	general economic conditions in the market in which we operate,
•	fluctuation in worldwide or regional automotive and light truck production,
•	financial or market declines of our customers,
•	labor disputes involving us or our significant customers,
•	changes in practices and/or policies of our significant customers toward outsourcing automotive components and systems,
•	our success in achieving cost reductions that offset or exceed customer-mandated selling price reductions,
•	liabilities arising from legal proceedings to which we are or may become a party or claims against us or our products,
•	increases in our warranty costs,
•	fluctuations in currency exchange rates,
•	increases in interest rates,
•	changes in technology and technological risks,
•	adverse changes in economic conditions or political instability in the jurisdictions in which we operate,
•	increases in energy costs,
•	raw materials shortages and
•	other risks, described from time to time in our other Securities and Exchange Commission filings.

     We do not assume any obligation to update any of these forward-looking statements.

LEAR CORPORATION

PART II – OTHER INFORMATION

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

3.11	Certificate of Formation of Lear Technologies, LLC (incorporated by reference to Exhibit 3.11 to the Company’s Registration Statement of Form S-3 filed on March 28, 2002).
3.12	Limited Liability Company Agreement of Lear Technologies, LLC (incorporated by reference to Exhibit 3.12 to the Company’s Registration Statement of Form S-3 filed on March 28, 2002).
3.13	Certificate of Limited Partnership of Lear Midwest Automotive, Limited Partnership (incorporated by reference to Exhibit 3.13 to the Company’s Registration Statement of Form S-3 filed on March 28, 2002).
3.14	Agreement of Limited Partnership of Lear Midwest Automotive, Limited Partnership (incorporated by reference to Exhibit 3.14 to the Company’s Registration Statement of Form S-3 filed on March 28, 2002).
3.15	Articles of Incorporation of Lear Corporation Automotive Systems (incorporated by reference to Exhibit 3.15 to the Company’s Registration Statement of Form S-3 filed on March 28, 2002).
3.16	Code of Regulation of Lear Corporation Automotive Systems (incorporated by reference to Exhibit 3.16 to the Company’s Registration Statement of Form S-3 filed on March 28, 2002).
3.17	Deed of Transformation of Lear Automotive (EEDS) Spain S.L. (Unofficial English Translation) (incorporated by reference to Exhibit 3.17 to the Company’s Registration Statement of Form S-3 filed on May 8, 2002).
3.18	Bylaws of Lear Automotive (EEDS) Spain S.L. (Unofficial English Translation) (incorporated by reference to Exhibit 3.18 to the Company’s Registration Statement of Form S-3 filed on May 8, 2002).
3.19	Articles of Incorporation of Lear Corporation Mexico, S.A. de S.V. (Unofficial English Transaction) (incorporated by reference to Exhibit 3.19 to the Company’s Registration Statement of Form S-3 filed on March 28, 2002).
3.20	Bylaws of Lear Corporation Mexico, S.A. de S.V. (Unofficial English Transaction) (incorporated by reference to Exhibit 3.20 to the Company’s Registration Statement of Form S-3 filed on March 28, 2002).

(b)      Reports on Form 8-K.

On February 14, 2002, the Company filed a Current Report on Form 8-K dated February 13, 2002, reporting the private unregistered offering of zero-coupon convertible senior notes due 2022.

LEAR CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION

Dated: May 7, 2002	By: /s/ David C. Wajsgras David C. Wajsgras Senior Vice President and Chief Financial Officer

LEAR CORPORATION

INDEX TO EXHIBITS

Exhibit
Number

3.11	Certificate of Formation of Lear Technologies, LLC (incorporated by reference to Exhibit 3.11 to the Company’s Registration Statement of Form S-3 filed on March 28, 2002).
3.12	Limited Liability Company Agreement of Lear Technologies, LLC (incorporated by reference to Exhibit 3.12 to the Company’s Registration Statement of Form S-3 filed on March 28, 2002).
3.13	Certificate of Limited Partnership of Lear Midwest Automotive, Limited Partnership (incorporated by reference to Exhibit 3.13 to the Company’s Registration Statement of Form S-3 filed on March 28, 2002).
3.14	Agreement of Limited Partnership of Lear Midwest Automotive, Limited Partnership (incorporated by reference to Exhibit 3.14 to the Company’s Registration Statement of Form S-3 filed on March 28, 2002).
3.15	Articles of Incorporation of Lear Corporation Automotive Systems (incorporated by reference to Exhibit 3.15 to the Company’s Registration Statement of Form S-3 filed on March 28, 2002).
3.16	Code of Regulation of Lear Corporation Automotive Systems (incorporated by reference to Exhibit 3.16 to the Company’s Registration Statement of Form S-3 filed on March 28, 2002).
3.17	Deed of Transformation of Lear Automotive (EEDS) Spain S.L. (Unofficial English Translation) (incorporated by reference to Exhibit 3.17 to the Company’s Registration Statement of Form S-3 filed on May 8, 2002).
3.18	Bylaws of Lear Automotive (EEDS) Spain S.L. (Unofficial English Translation) (incorporated by reference to Exhibit 3.18 to the Company’s Registration Statement of Form S-3 filed on May 8, 2002).
3.19	Articles of Incorporation of Lear Corporation Mexico, S.A. de S.V. (Unofficial English Transaction) (incorporated by reference to Exhibit 3.19 to the Company’s Registration Statement of Form S-3 filed on March 28, 2002).
3.20	Bylaws of Lear Corporation Mexico, S.A. de S.V. (Unofficial English Transaction) (incorporated by reference to Exhibit 3.20 to the Company’s Registration Statement of Form S-3 filed on March 28, 2002).