Form 10-Q
period 2002-06-29
LEAR CORP /DE/
filed 2002-08-09
CIK 842162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________ .

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

     Number of shares of Common Stock, $0.01 par value per share, outstanding as of July 31, 2002: 65,699,558

LEAR CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 29, 2002

INDEX

Page No.

Part I — Financial Information
Item 1 — Consolidated Financial Statements
Introduction to the Consolidated Financial Statements	3
Consolidated Balance Sheets — June 29, 2002 (Unaudited) and December 31, 2001	4
Consolidated Statements of Income (Unaudited) — Three and Six Months Ended June 29, 2002 and June 30, 2001	5
Consolidated Statements of Cash Flows (Unaudited) —
Six Months Ended June 29, 2002 and June 30, 2001	6
Notes to the Consolidated Financial Statements	7
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3 — Quantitative and Qualitative Disclosures about Market Risk (included in Item 2)
Part II — Other Information
Item 4 — Submission of Matters to a Vote of Security Holders	31
Item 6 — Exhibits and Reports on Form 8-K	31
Signatures	32

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

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 29,	December 31,
	2002	2001

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$99.7	$87.6
Accounts receivable, net	1,802.6	1,392.8
Inventories	439.7	440.3
Recoverable customer engineering and tooling	189.4	191.6
Other	326.4	254.5

Total current assets	2,857.8	2,366.8

LONG-TERM ASSETS:
Property, plant and equipment, net	1,681.0	1,715.7
Goodwill, net	2,828.8	3,139.5
Other	379.4	357.2

Total long-term assets	4,889.2	5,212.4

	$7,747.0	$7,579.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$20.1	$63.2
Accounts payable and drafts	2,319.9	1,982.9
Accrued liabilities	1,159.9	1,007.2
Current portion of long-term debt	107.1	129.5

Total current liabilities	3,607.0	3,182.8

LONG-TERM LIABILITIES:
Long-term debt	2,113.5	2,293.9
Other	578.1	543.4

Total long-term liabilities	2,691.6	2,837.3

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, 150,000,000 shares authorized; 70,052,486 shares issued at June 29, 2002 and 68,615,667 shares issued at December 31, 2001	0.7	0.7
Additional paid-in capital	934.1	888.3
Note receivable from sale of common stock	(0.1)	(0.1)
Common stock held in treasury, 4,362,330 shares at June 29, 2002 and December 31, 2001, at cost	(111.4)	(111.4)
Retained earnings	896.2	1,062.8
Accumulated other comprehensive loss	(271.1)	(281.2)

Total stockholders’ equity	1,448.4	1,559.1

	$7,747.0	$7,579.2

The accompanying notes are an integral part of these consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in millions, except per share data)

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Net sales	$3,792.2	$3,609.4	$7,326.8	$7,113.0
Cost of sales	3,462.9	3,297.7	6,724.9	6,536.3
Selling, general and administrative expenses	132.9	131.8	264.5	262.2
Amortization of goodwill	—	22.3	—	44.7
Interest expense	51.9	65.7	107.6	135.8
Other expense, net	16.0	18.3	31.5	31.4

Income before provision for income taxes and cumulative effect of a change in accounting principle	128.5	73.6	198.3	102.6
Provision for income taxes	43.0	28.7	66.4	43.2

Income before cumulative effect of a change in accounting principle	85.5	44.9	131.9	59.4
Cumulative effect of a change in accounting principle, net of tax	—	—	298.5	—

Net income (loss)	$85.5	$44.9	$(166.6)	$59.4

Basic net income (loss) per share:
Income before cumulative effect of a change in accounting principle	$1.31	$0.70	$2.03	$0.93
Cumulative effect of a change in accounting principle	—	—	4.59	—

Basic net income (loss) per share	$1.31	$0.70	$(2.56)	$0.93

Diluted net income (loss) per share:
Income before cumulative effect of a change in accounting principle	$1.27	$0.69	$1.97	$0.91
Cumulative effect of a change in accounting principle	—	—	4.46	—

Diluted net income (loss) per share	$1.27	$0.69	$(2.49)	$0.91

The accompanying notes are an integral part of these consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended

	June 29,	June 30,
	2002	2001

Cash Flows from Operating Activities:
Net income (loss)	$(166.6)	$59.4
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	298.5	—
Gain on disposition of businesses	—	(12.4)
Loss on write-down of other assets to net realizable value	—	3.1
Depreciation and amortization	147.7	200.3
Net change in recoverable customer engineering and tooling	16.1	12.8
Net change in working capital items	(13.5)	(65.2)
Other, net	23.9	(1.5)

Net cash provided by operating activities before proceeds from sales of receivables	306.1	196.5
Proceeds from sales of receivables	(5.8)	310.1

Net cash provided by operating activities	300.3	506.6

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(102.5)	(87.7)
Net proceeds from disposition of businesses and other assets	—	44.7
Other, net	(1.3)	6.4

Net cash used in investing activities	(103.8)	(36.6)

Cash Flows from Financing Activities:
Senior notes	250.3	223.4
Long-term borrowings, net	(456.1)	(682.3)
Short-term borrowings, net	(45.2)	(37.6)
Proceeds from sale of common stock	45.8	—
Increase in drafts	31.6	26.8
Other, net	—	(1.1)

Net cash used in financing activities	(173.6)	(470.8)

Effect of foreign currency translation	(10.8)	28.5

Net Change in Cash and Cash Equivalents	12.1	27.7
Cash and Cash Equivalents at Beginning of Period	87.6	98.8

Cash and Cash Equivalents at End of Period	$99.7	$126.5

Changes in Working Capital Items, Net of Effect of Acquisitions and Dispositions:
Accounts receivable, net	$(330.7)	$(368.1)
Inventories	5.4	100.4
Accounts payable	220.3	125.8
Accrued liabilities and other	91.5	76.7

	$(13.5)	$(65.2)

Supplementary Disclosure:
Cash paid for interest	$102.9	$157.4

Cash paid for income taxes	$76.6	$67.2

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

     Certain amounts in the 2001 financial statements have been reclassified to conform to the presentation used in 2002.

(2) 2001 Dispositions

     In March 2001, the Company completed the sale of its Spanish wire business for approximately $35.5 million. A gain on the sale of $12.4 million is included in other expense, net in the accompanying consolidated statement of income for the six months ended June 30, 2001. The pro forma operating results of the Company, after giving effect to this disposition, would not be materially different from reported results. In addition, the Company recorded a loss of $3.1 million related to the write-down of certain other assets to net realizable value, which is included in other expense, net in the consolidated statement of income for the six months ended June 30, 2001.

(3) Restructuring and Other Charges

2001

     In order to better align the Company’s operations and capacity in response to reductions in global automotive production volumes, the Company began to implement a restructuring plan in the fourth quarter of 2001. This restructuring plan is designed to consolidate some of the Company’s operations and to improve overall efficiencies and the Company’s long-term competitive position. As a result of this restructuring plan, the Company recorded pre-tax charges of $149.2 million in the fourth quarter of 2001, including $141.4 million recorded as cost of goods sold and $7.8 million recorded as selling, general and administrative expenses. These charges were incurred across all reportable operating segments and reflect $71.2 million related to the Company’s North and South American regions and $78.0 million related to the Company’s European and Rest of World regions.

     The consolidation of the North and South American regions includes the closure of ten manufacturing and three warehouse facilities in North America and three manufacturing facilities in South America. Several of these actions involve the relocation of business to improve factory utilization. The charges consist of severance costs of $32.2 million for 399 salaried and 3,092 hourly employees notified prior to December 31, 2001, asset impairment charges of $24.5 million to write-down assets to their fair value less disposal costs, lease cancellation costs of $6.0 million and other facility closure costs of $2.8 million. Certain of these amounts have been recorded net of estimated recoveries from third parties. Severance costs were recorded based on both completed negotiations and existing union and employee contracts. The asset impairment charges related to the disposal of seven buildings and the related machinery and equipment. The buildings had a carrying value of $16.5 million and an estimated fair value of $13.5 million, resulting in an impairment charge of $3.0 million. The machinery and equipment had a carrying value of $27.9 million and an estimated fair value of $6.4 million, resulting in an impairment charge of $21.5 million. The fair value of the assets was determined using both appraisals and cash flow analyses. Lease cancellation costs are expected to be paid through 2005. As of June 29, 2002, four of the manufacturing facilities were closed and 1,955 of the employees had been terminated. The remaining facility closures and terminations are expected to be completed in 2002 and 2003.

     The Company also implemented a plan to consolidate certain administrative functions and to reduce the U.S. salaried workforce. The Company recorded a charge of $5.7 million for severance costs for 229 employees notified prior to December 31, 2001. Severance costs were recorded based on both completed negotiations and existing employee contracts. As of June 29, 2002, 202 of the

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

employees had been terminated. The remaining terminations are expected to be completed in 2002.

     The consolidation of the European and Rest of World regions includes the closure of five manufacturing facilities. Several of these actions involve the relocation of business to improve factory utilization. The charges consist of severance costs of $25.3 million for 299 salaried and 3,991 hourly employees notified prior to December 31, 2001, asset impairment charges of $27.4 million to write-down assets to their fair value less disposal costs, lease cancellation costs of $0.3 million and other facility closure costs of $6.8 million. Severance costs were recorded based on both completed negotiations and existing union and employee contracts. The asset impairment charges related to the disposal of two buildings and the related machinery and equipment. The buildings had a carrying value of $12.0 million and an estimated fair value of $2.7 million, resulting in an impairment charge of $9.3 million. The machinery and equipment had a carrying value of $20.2 million and an estimated fair value of $2.1 million, resulting in an impairment charge of $18.1 million. The fair value of the assets was determined using both appraisals and cash flow analyses. As of June 29, 2002, two of the facilities were closed and 3,990 of the employees had been terminated. The remaining facility closures and terminations are expected to be completed in 2002 and 2003.

     The majority of the European countries in which the Company operates have statutory requirements with regard to minimum severance payments which must be made to employees upon termination. The Company recorded a charge of $14.9 million for severance costs for 150 salaried employees and 1,356 hourly employees in one country under SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” as the Company anticipates this to be the minimum aggregate severance payments that will be made in accordance with statutory requirements. As of June 29, 2002, 117 of these employees had been terminated. The remaining terminations are expected to be completed in 2002.

     The Company also implemented a plan to consolidate certain administrative functions and to reduce the European salaried workforce. The Company recorded a charge of $3.3 million for severance costs for 70 employees notified prior to December 31, 2001. Severance costs were recorded based on both completed negotiations and existing employee contracts. As of June 29, 2002, 22 of the employees had been terminated. Substantially all of the remaining terminations are expected to be completed in 2002.

     There have been no significant changes to the original restructuring plan. The following table summarizes the activity in the restructuring accrual (in millions):

		Utilized
	Accrual at		Accrual at
	December 31,		June 29,
	2001	Cash	2002

North and South American regions:
Severance	$33.6	$(15.2)	$18.4
Lease cancellation costs	5.9	(0.7)	5.2
Other closure costs	2.6	(1.4)	1.2
European and ROW regions:
Severance	40.5	(9.8)	30.7
Lease cancellation costs	0.3	(0.1)	0.2
Other closure costs	6.8	(1.1)	5.7

Total	$89.7	$(28.3)	$61.4

1998

     In the fourth quarter of 1998, the Company began to implement a restructuring plan designed to reduce its cost structure and improve its long-term competitive position. As a result of this restructuring plan, the Company recorded pre-tax charges of $133.0 million, consisting of $110.5 million of restructuring charges and $22.5 million of other charges. This restructuring is complete. The remaining accrual of $6.5 million as of December 31, 2001 consists of long-term lease commitments related to closed European facilities, of which $0.6 million of payments were made during the first six months of 2002.

UT Automotive

     During the second quarter of 1999, the Company began to implement restructuring plans designed to integrate the operations of UT Automotive, Inc. (“UT Automotive”), a wholly-owned operating unit of United Technologies Corporation. As a result of these restructuring plans, the Company recorded adjustments to the original purchase price allocation totaling $29.6 million in 1999 and

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2000. The plans called for the termination of 899 employees, all of whom had been terminated as of June 29, 2002, and the closure of or exit from four facilities, all of which had been closed or vacated as of June 29, 2002. The remaining severance accrual of $1.2 million as of December 31, 2001 was reversed through goodwill in the first quarter of 2002, as actual severance payments were less than those accrued. The remaining closure cost accrual of $1.8 million as of December 31, 2001 relates to costs associated with the demolition of a closed facility, of which $0.8 million of costs were incurred during the first six months of 2002. The remaining closure costs are expected to be incurred in 2002.

(4) Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. A summary of inventories is shown below (in millions):

	June 29,	December 31,
	2002	2001

Raw materials	$287.2	$286.0
Work-in-process	50.6	51.2
Finished goods	101.9	103.1

Inventories	$439.7	$440.3

(5) Property, Plant and Equipment

     Property, plant and equipment is stated at cost. Depreciable property is depreciated over the estimated useful lives of the assets, principally using the straight-line method. A summary of property, plant and equipment is shown below (in millions):

	June 29,	December 31,
	2001	2001

Land	$100.9	$105.5
Buildings and improvements	600.5	571.6
Machinery and equipment	2,055.3	1,951.9
Construction in progress	27.4	26.3

Total property, plant and equipment	2,784.1	2,655.3
Less — accumulated depreciation	(1,103.1)	(939.6)

Net property, plant and equipment	$1,681.0	$1,715.7

(6) Goodwill

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under this statement, goodwill is no longer amortized but is subject to annual impairment analysis. The Company’s initial impairment analysis compared the fair values of each of its reporting units, based on discounted cash flow analyses, to the related net book values. As a result, the Company recorded impairment charges of $310.8 million ($298.5 million after tax) as of January 1, 2002. These charges are reflected as a cumulative effect of a change in accounting principle, net of tax in the consolidated statement of income for the six months ended June 29, 2002.

     The following table presents the changes in the carrying amount of goodwill, by reportable operating segment, for the six months ended June 29, 2002 (in millions):

			Electronic and
	Seating	Interior	Electrical	Total

Balance as of December 31, 2001	$939.6	$1,114.3	$1,085.6	$3,139.5
Impairment charges	—	(96.3)	(214.5)	(310.8)
Foreign currency translation and other	17.3	(1.2)	(16.0)	0.1

Balance as of June 29, 2002	$956.9	$1,016.8	$855.1	$2,828.8

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     In addition, as of January 1, 2002, the Company no longer amortized goodwill. The following table presents net income (loss) and net income (loss) per share information as if goodwill were no longer amortized as of January 1, 2001 (in millions, except per share data):

		Goodwill
		Amortization,
	Reported	Net of Tax	Adjusted

Three months ended June 29, 2002
Net income	$85.5	$—	$85.5
Basic net income per share	$1.31	$—	$1.31
Diluted net income per share	$1.27	$—	$1.27
Three months ended June 30, 2001
Net income	$44.9	$20.9	$65.8
Basic net income per share	$0.70	$0.33	$1.03
Diluted net income per share	$0.69	$0.32	$1.01
Six months ended June 29, 2002
Net loss	$(166.6)	$—	$(166.6)
Basic net loss per share	$(2.56)	$—	$(2.56)
Diluted net loss per share	$(2.49)	$—	$(2.49)
Six months ended June 30, 2001
Net income	$59.4	$38.3	$97.7
Basic net income per share	$0.93	$0.60	$1.53
Diluted net income per share	$0.91	$0.59	$1.50

(7) Long-Term Debt

     A summary of long-term debt and the related weighted average interest rates, including the effect of hedging activities described in Note 12, is shown below (in millions):

	June 29, 2002		December 31, 2001

	Long-Term	Weighted Average	Long-Term	Weighted Average
	Debt	Interest Rate	Debt	Interest Rate

Credit agreements	$225.0	6.91%	$714.3	6.83%
Other	96.3	4.35%	86.3	4.73%

	321.3		800.6
Less — current portion	(107.1)		(129.5)

	214.2		671.1

Zero-coupon Convertible Senior
Notes, due 2022	254.4	4.75%	—	N/A
8.125% Senior Notes, due 2008	244.9	8.125%	222.8	8.125%
8.11% Senior Notes, due 2009	800.0	8.11%	800.0	8.11%
7.96% Senior Notes, due 2005	600.0	6.68%	600.0	6.95%

	1,899.3		1,622.8

Long-term debt	$2,113.5		$2,293.9

     In February 2002, the Company issued $640.0 million aggregate principal amount at maturity of zero-coupon convertible senior notes due 2022, yielding gross proceeds of $250.3 million. The notes are unsecured and rank equally with the Company’s other unsecured senior indebtedness, including the Company’s other senior notes. Each note of $1,000 principal amount at maturity was issued at a price of $391.06, representing a yield to maturity of 4.75%. Holders of the notes may convert their notes at any time on or before the maturity date at a conversion rate, subject to adjustment, of 7.5204 shares of the Company’s common stock per note, provided that the average per share price of the Company’s common stock for the 20 trading days immediately prior to the conversion date is at least a specified percentage, beginning at 120% and declining 1/2% each year thereafter to 110% at maturity, of the accreted value of the note, divided by the conversion rate. The notes are also convertible (1) if the long-term credit rating assigned to the notes by either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Group is reduced below Ba3 or BB-, respectively, or either ratings agency withdraws its long-term credit rating assigned to the notes, (2) if the Company calls the notes for redemption or (3) upon the occurrence of specified other events. Under generally accepted accounting principles, the shares into which the notes are

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

convertible will not be included in the Company’s calculation of diluted net income per share unless one of the contingent conversion triggering events, discussed above, occurs, or it is expected that the Company will satisfy its obligation to repurchase the notes, as discussed below, with shares of common stock. If the notes are required to be repurchased, the Company currently expects to purchase the notes for cash. Accordingly, the notes are not included in the Company’s calculation of diluted net income (loss) per share (Note 8).

     The Company has an option to redeem all or a portion of the convertible notes for cash at their accreted value at any time on or after February 20, 2007. Holders may require the Company to purchase their notes on each of February 20, 2007, 2012 and 2017, as well as upon the occurrence of a fundamental change, at their accreted value on such dates. The Company may choose to pay the purchase price in cash or, subject to the satisfaction of certain conditions, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. The Company used the proceeds from the convertible note offering to repay indebtedness under the revolving portion of the Company’s primary credit facilities. The offering of the convertible notes was made pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). On June 21, 2002, a registration statement filed by the Company covering the resale of the notes and the common stock issuable upon their conversion was declared effective by the Securities and Exchange Commission.

     In March 2001, the Company replaced its $2.1 billion revolving credit facility in order to extend its maturity and reduce commitments. As a result, interest rates and fees thereunder were adjusted to current market rates. In addition, the Company amended its other primary credit facilities at the same time. The Company’s primary credit facilities now consist of a $1.7 billion amended and restated credit facility, which matures on March 26, 2006, a $500 million revolving credit facility, which matures on May 4, 2004, and a $500 million term loan, having scheduled amortization which began on October 31, 2000 and a final maturity on May 4, 2004. As of June 29, 2002, $225 million was outstanding under the term loan. On March 31, 2002, the Company adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections,” under which gains and losses associated with the extinguishment of debt are no longer classified as extraordinary. Accordingly, the write-off of deferred financing fees related to the $2.1 billion revolving credit facility, which totaled approximately $1.0 million ($0.6 million after tax), is reflected as other expense, net in the accompanying consolidated statement of income for the six months ended June 30, 2001.

     In March 2001, the Company issued 8.125% senior notes due 2008 (the “Eurobonds”) in an aggregate principal amount of 250 million EUR (approximately $244.9 million based on the exchange rate in effect as of June 29, 2002). The offering of the Eurobonds was not registered under the Securities Act. On November 13, 2001, the Company completed an exchange offer of the Eurobonds for substantially identical notes registered under the Securities Act.

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

     Lear’s obligations under its primary credit facilities and senior notes are guaranteed, on a joint and several basis, by certain of its wholly-owned subsidiaries. See Note 13, “Supplemental Guarantor Condensed Consolidating Financial Statements.”

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(8) Net Income (Loss) Per Share

     Basic net income (loss) per share is computed using the weighted average common shares outstanding during the period. Diluted net income (loss) per share is computed using the average share price during the period when calculating the dilutive effect of common stock equivalents. A summary of shares outstanding is shown below:

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Weighted average shares outstanding	65,502,333	63,907,003	64,995,266	63,873,948
Dilutive effect of common stock equivalents	1,888,569	1,426,985	1,855,204	1,179,133

Diluted shares outstanding	67,390,902	65,333,988	66,850,470	65,053,081

     Certain options were not included in the computation of diluted shares outstanding, as inclusion would have resulted in antidilution. A summary of these options and their exercise prices is shown below:

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Antidilutive options	611,250	3,529,050	611,250	3,822,250
Exercise price	$54.22	$35.93 - $54.22	$54.22	$33.00 - $54.22

(9) Comprehensive Income (Loss)

     Comprehensive income (loss) is defined as all changes in a Company’s net assets except changes resulting from transactions with stockholders. It differs from net income (loss) in that certain items currently recorded in equity would be a part of comprehensive income (loss). A summary of comprehensive income (loss) is shown below (in millions):

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Net income (loss)	$85.5	$44.9	$(166.6)	$59.4
Other comprehensive income (loss):
Derivative instruments and hedging activities	(36.2)	6.5	(20.0)	(7.5)
Foreign currency translation adjustment	57.6	(16.2)	30.1	(55.1)

Other comprehensive income (loss)	21.4	(9.7)	10.1	(62.6)

Comprehensive income (loss)	$106.9	$35.2	$(156.5)	$(3.2)

(10) Pre-Production Costs Related to Long-Term Supply Agreements

     The Company incurs pre-production engineering, research and development (“ER&D”) and tooling costs related to the products produced for its customers under long-term supply agreements. The Company expenses all pre-production ER&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, the Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which the customer has not provided a noncancelable right to use the tooling. During the first six months of 2002 and 2001, the Company capitalized $44.5 million and $41.6 million, respectively, of pre-production ER&D costs for products to be supplied under long-term supply agreements for which reimbursement is contractually guaranteed by the customer and $173.9 million and $108.8 million, respectively, of pre-production tooling costs for products to be supplied under long-term supply agreements related to Company-owned tools as well as customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a noncancelable right to use the tooling.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(11) Segment Reporting

     The Company has three reportable operating segments: seating, interior and electronic and electrical. The seating segment includes seat systems and components thereof. The interior segment includes flooring and acoustic systems, door panels, instrument panels, headliners and other interior products. The electronic and electrical segment includes electronics and electrical distribution systems, primarily wire harnesses, interior control systems and wireless systems. The Other category includes the corporate headquarters, geographic headquarters, the technology division and the elimination of intercompany activities, none of which meet the requirements of being classified as an operating segment.

     A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	Three Months Ended June 29, 2002

			Electronic and
	Seating	Interior	Electrical	Other	Consolidated

Revenues from external customers	$2,579.5	$678.7	$534.0	$—	$3,792.2
EBITA	138.2	53.3	58.8	(53.9)	196.4
Depreciation	32.6	24.6	16.6	(0.2)	73.6
Capital expenditures	17.7	16.8	20.6	1.2	56.3
Total assets	2,828.0	1,416.5	1,039.9	2,462.6	7,747.0

	Three Months Ended June 30, 2001

			Electronic and
	Seating	Interior	Electrical	Other	Consolidated

Revenues from external customers	$2,451.9	$654.5	$501.7	$1.3	$3,609.4
EBITA	124.7	57.7	39.5	(42.0)	179.9
Depreciation	31.6	26.3	16.7	(0.2)	74.4
Capital expenditures	7.4	17.0	11.1	1.4	36.9
Total assets	2,919.1	1,445.3	969.9	2,675.5	8,009.8

	Six Months Ended June 29, 2002

			Electronic and
	Seating	Interior	Electrical	Other	Consolidated

Revenues from external customers	$4,989.4	$1,297.3	$1,040.1	$—	$7,326.8
EBITA	246.3	81.1	113.9	(103.9)	337.4
Depreciation	65.4	49.0	32.9	0.4	147.7
Capital expenditures	32.4	33.3	34.9	1.9	102.5
Total assets	2,828.0	1,416.5	1,039.9	2,462.6	7,747.0

	Six Months Ended June 30, 2001

			Electronic and
	Seating	Interior	Electrical	Other	Consolidated

Revenues from external customers	$4,834.8	$1,278.0	$997.5	$2.7	$7,113.0
EBITA	209.9	99.2	88.1	(82.7)	314.5
Depreciation	65.9	54.0	36.1	(0.4)	155.6
Capital expenditures	28.7	37.2	20.0	1.8	87.7
Total assets	2,919.1	1,445.3	969.9	2,675.5	8,009.8

(12) Financial Instruments

     Several of the Company’s European subsidiaries factor their accounts receivable with financial institutions subject to limited recourse provisions. The amount of such factored receivables, which is not included in accounts receivable in the consolidated balance sheets as of June 29, 2002 and December 31, 2001, was $179.7 million and $183.7 million, respectively.

Asset-backed Securitization Agreement

     The Company and its subsidiaries, through a special purpose corporation, sold adjusted accounts receivable totaling $1.2 billion during each of the three months ended June 29, 2002 and June 30, 2001 and $2.3 billion and $2.1 billion during the six months ended June 29, 2002 and June 30, 2001, respectively, under a receivables-backed receivables purchase facility (the “ABS facility”) and

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

recognized a discount of $1.5 million and $3.7 million in the three months ended June 29, 2002 and June 30, 2001, respectively, and $2.8 million and $7.1 million in the six months ended June 29, 2002 and June 30, 2001, respectively. This discount is reflected as other expense, net in the consolidated statements of income for the three and six months ended June 29, 2002 and June 30, 2001.

     The special purpose corporation purchases the receivables from the Company and several of its U.S. subsidiaries and then simultaneously transfers undivided interests in the receivables to certain bank conduits which fund their purchases through the issuance of commercial paper. The Company continues to service the transferred receivables and receives an annual servicing fee of 1.0% of the sold receivables. The conduit investors and the special purpose corporation have no recourse to the Company’s or its subsidiaries’ other assets for the failure of the accounts receivable obligors to pay timely on the accounts receivable. With respect to the sold receivables, the Company’s retained interest is subordinated to the bank conduits’ undivided purchased interests. The sold receivables servicing portfolio amounted to $650.6 million as of June 29, 2002.

     The following table summarizes certain cash flows received from and paid to the special purpose corporation (in millions):

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Proceeds from new securitizations	$5.7	$—	$17.8	$300.0
Proceeds from collections reinvested in securitizations	1,208.3	1,104.9	2,244.1	1,511.8
Servicing fees received	1.5	1.3	2.8	2.4

Derivative Instruments and Hedging Activities

     Forward foreign exchange, futures and option contracts — The Company uses forward foreign exchange, futures and option contracts to reduce the effect of fluctuations in foreign exchange rates on short-term, foreign currency denominated intercompany transactions and other known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Canadian Dollar, the European Euro and the Mexican Peso. Forward foreign exchange and futures contracts are accounted for as fair value hedges when the hedged item is a recognized asset or liability or an unrecognized firm commitment. As of June 29, 2002, contracts representing $0.3 billion of notional amount were outstanding with maturities of less than one month. The fair value of these contracts as of June 29, 2002 was approximately $0.9 million. Forward foreign exchange, futures and option contracts are accounted for as cash flow hedges when the hedged item is a forecasted transaction or the variability of cash flows to be paid or received related to a recognized asset or liability. As of June 29, 2002, contracts representing $0.8 billion of notional amount were outstanding with maturities of less than 18 months. The fair value of these contracts as of June 29, 2002 was approximately $(11.3) million.

     Interest rate swap contracts — The Company uses interest rate swap contracts to manage its exposure to fluctuations in interest rates. Interest rate swap contracts which fix the interest payments of certain floating rate debt instruments are accounted for as cash flow hedges. Interest rate swap contracts which hedge the change in fair market value of certain fixed rate debt instruments are accounted for as fair value hedges. As of June 29, 2002, contracts representing $1.0 billion of notional amount were outstanding with maturity dates of August 2002 through May 2005. Of these contracts, $0.7 billion swap variable rate debt for fixed rate debt and $0.3 billion swap fixed rate debt for variable rate debt. The fair value of these interest rate swap agreements is subject to changes in value due to changes in interest rates. The fair value of outstanding interest rate swap agreements as of June 29, 2002 was approximately $18.5 million.

     As of June 29, 2002 and June 30, 2001, a net loss of approximately $33.1 million and $7.5 million, respectively, related to derivative instruments and hedging activities was recorded in accumulated other comprehensive loss. As of June 29, 2002, all cash flow hedges mature within 18 months, with the exception of swap contracts related to the payment of variable interest on existing financial instruments, and all fair value hedges of the Company’s fixed rate debt instruments mature within 3 years. During the twelve month period ending June 28, 2003, the Company expects to reclassify into earnings net losses of approximately $28.2 million recorded in accumulated other comprehensive loss. Such losses will be reclassified at the time the underlying hedged transactions are realized. During the three and six months ended June 29, 2002 and June 30, 2001, amounts recognized in the consolidated statements

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

of income related to changes in the fair value of cash flow and fair value hedges excluded from the effectiveness assessments and the ineffective portion of changes in the fair value of cash flow and fair value hedges were not material.

     Non-U.S. dollar financing transactions — The Company has designated its Euro-denominated senior notes (Note 7) as a net investment hedge of long-term investments in its Euro-functional subsidiaries. As of June 29, 2002, the amount recorded in cumulative translation adjustment related to the effective portion of the net investment hedge of foreign operations was a loss of approximately $21.4 million.

(13) Supplemental Guarantor Condensed Consolidating Financial Statements

	June 29, 2002

			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8.7	$0.8	$90.2	$—	$99.7
Accounts receivable, net	(7.5)	276.0	1,534.1	—	1,802.6
Inventories	11.5	163.1	265.1	—	439.7
Recoverable customer engineering and tooling	7.4	64.6	117.4	—	189.4
Other	70.8	141.5	114.1	—	326.4

Total current assets	90.9	646.0	2,120.9	—	2,857.8

LONG-TERM ASSETS:
Property, plant and equipment, net	108.3	754.0	818.7	—	1,681.0
Goodwill, net	100.1	1,903.2	825.5	—	2,828.8
Investment in subsidiaries	1,366.3	841.1	—	(2,207.4)	—
Other	100.8	97.8	180.8	—	379.4

Total long-term assets	1,675.5	3,596.1	1,825.0	(2,207.4)	4,889.2

	$1,766.4	$4,242.1	$3,945.9	$(2,207.4)	$7,747.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$—	$0.2	$19.9	$—	$20.1
Accounts payable and drafts	178.0	810.6	1,331.3	—	2,319.9
Accrued liabilities	139.4	454.2	566.3	—	1,159.9
Current portion of long-term debt	94.0	9.7	3.4	—	107.1

Total current liabilities	411.4	1,274.7	1,920.9	—	3,607.0

LONG-TERM LIABILITIES:
Long-term debt	2,082.0	9.0	22.5	—	2,113.5
Intercompany accounts, net	(2,403.8)	2,204.6	199.2	—	—
Other	228.4	155.0	194.7	—	578.1

Total long-term liabilities	(93.4)	2,368.6	416.4	—	2,691.6

STOCKHOLDERS’ EQUITY	1,448.4	598.8	1,608.6	(2,207.4)	1,448.4

	$1,766.4	$4,242.1	$3,945.9	$(2,207.4)	$7,747.0

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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(13) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	For the Three Months Ended June 29, 2002

			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated

	(Unaudited)
Net sales	$280.2	$2,027.4	$2,073.3	$(588.7)	$3,792.2
Cost of sales	278.5	1,834.8	1,938.3	(588.7)	3,462.9
Selling, general and administrative expenses	32.5	46.9	53.5	—	132.9
Interest expense	20.0	19.0	12.9	—	51.9
Intercompany (income) expense, net	(135.7)	115.4	20.3	—	—
Other (income) expense, net	7.9	10.0	(1.9)	—	16.0

Income before provision for income taxes and equity in net income of subsidiaries	77.0	1.3	50.2	—	128.5
Provision for income taxes	8.2	9.7	25.1	—	43.0
Equity in net income of subsidiaries	(16.7)	(13.2)	—	29.9	—

Net income	$85.5	$4.8	$25.1	$(29.9)	$85.5

	For the Three Months Ended June 30, 2001

			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated

	(Unaudited)
Net sales	$258.6	$1,993.2	$2,489.1	$(1,131.5)	$3,609.4
Cost of sales	263.0	1,810.2	2,356.0	(1,131.5)	3,297.7
Selling, general and administrative expenses	24.1	46.1	61.6	—	131.8
Amortization of goodwill	1.3	15.0	6.0	—	22.3
Interest expense	8.2	37.7	19.8	—	65.7
Intercompany (income) expense, net	(99.5)	82.4	17.1	—	—
Other (income) expense, net	7.2	16.6	(5.5)	—	18.3

Income (loss) before provision for income taxes and equity in net income of subsidiaries	54.3	(14.8)	34.1	—	73.6
Provision for income taxes	19.0	1.8	7.9	—	28.7
Equity in net income of subsidiaries	(9.6)	(42.3)	—	51.9	—

Net income	$44.9	$25.7	$26.2	$(51.9)	$44.9

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(13) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	For the Six Months Ended June 29, 2002

			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated

	(Unaudited)
Net sales	$540.9	$3,915.8	$4,025.2	$(1,155.1)	$7,326.8
Cost of sales	546.6	3,547.0	3,786.4	(1,155.1)	6,724.9
Selling, general and administrative expenses	60.2	94.0	110.3	—	264.5
Interest expense	47.1	38.1	22.4	—	107.6
Intercompany (income) expense, net	(234.1)	198.4	35.7	—	—
Other expense, net	11.9	16.2	3.4	—	31.5

Income before provision for income taxes, equity in net (income) loss of subsidiaries and cumulative effect of a change in accounting principle	109.2	22.1	67.0	—	198.3
Provision for income taxes	7.8	20.9	37.7	—	66.4
Equity in net (income) loss of subsidiaries	268.0	(26.0)	—	(242.0)	—

Income (loss) before cumulative effect of a change in accounting principle	(166.6)	27.2	29.3	242.0	131.9
Cumulative effect of a change in accounting principle, net of tax	—	181.2	117.3	—	298.5

Net loss	$(166.6)	$(154.0)	$(88.0)	$242.0	$(166.6)

	For the Six Months Ended June 30, 2001

			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated

	(Unaudited)
Net sales	$494.4	$3,845.4	$4,032.4	$(1,259.2)	$7,113.0
Cost of sales	508.0	3,515.4	3,772.1	(1,259.2)	6,536.3
Selling, general and administrative expenses	50.6	95.9	115.7	—	262.2
Amortization of goodwill	1.8	29.9	13.0	—	44.7
Interest expense	33.1	78.1	24.6	—	135.8
Intercompany (income) expense, net	(181.2)	159.7	21.5	—	—
Other (income) expense, net	9.1	(7.1)	29.4	—	31.4

Income (loss) before provision for income taxes and equity in net income of subsidiaries	73.0	(26.5)	56.1	—	102.6
Provision for income taxes	25.5	7.0	10.7	—	43.2
Equity in net income of subsidiaries	(11.9)	(64.0)	—	75.9	—

Net income	$59.4	$30.5	$45.4	$(75.9)	$59.4

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(13) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	For the Six Months Ended June 29, 2002

			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated

	(Unaudited)
Net cash provided by operating activities	$185.4	$102.1	$12.8	$—	$300.3

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(4.5)	(51.9)	(46.1)	—	(102.5)
Other, net	(1.4)	0.8	(0.7)	—	(1.3)

Net cash used in investing activities	(5.9)	(51.1)	(46.8)	—	(103.8)

Cash Flows from Financing Activities:
Senior notes	250.3	—	—		250.3
Long-term borrowings, net	(455.8)	3.3	(3.6)	—	(456.1)
Short-term borrowings, net	(30.0)	0.2	(15.4)	—	(45.2)
Proceeds from sale of common stock	45.8	—	—	—	45.8
Increase in drafts	27.4	3.1	1.1	—	31.6
Change in intercompany accounts	(6.4)	(56.2)	62.6	—	—

Net cash used in financing activities	(168.7)	(49.6)	44.7	—	(173.6)

Effect of foreign currency translation	—	(7.4)	(3.4)	—	(10.8)

Net Change in Cash and Cash Equivalents	10.8	(6.0)	7.3	—	12.1
Cash and Cash Equivalents at Beginning of Period	(2.1)	6.8	82.9	—	87.6

Cash and Cash Equivalents at End of Period	$8.7	$0.8	$90.2	$—	$99.7

	For the Six Months Ended June 30, 2001

			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated

	(Unaudited)
Net cash provided by operating activities	$170.9	$476.3	$(140.6)	$—	$506.6

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(4.4)	(33.6)	(49.7)	—	(87.7)
Net proceeds from disposition of businesses and other assets	—	44.7	—	—	44.7
Other, net	—	—	6.4	—	6.4

Net cash used in investing activities	(4.4)	11.1	(43.3)	—	(36.6)

Cash Flows from Financing Activities:
Senior notes	223.4	—	—		223.4
Long-term borrowings, net	(638.6)	3.0	(46.7)	—	(682.3)
Short-term borrowings, net	(26.5)	(2.1)	(9.0)	—	(37.6)
Increase (decrease) in drafts	50.0	(29.5)	6.3	—	26.8
Change in intercompany accounts	177.5	(474.0)	296.5	—	—
Other, net	—	—	(1.1)	—	(1.1)

Net cash used in financing activities	(214.2)	(502.6)	246.0	—	(470.8)

Effect of foreign currency translation	—	6.9	21.6	—	28.5

Net Change in Cash and Cash Equivalents	(47.7)	(8.3)	83.7	—	27.7
Cash and Cash Equivalents at Beginning of Period	7.1	10.2	81.5	—	98.8

Cash and Cash Equivalents at End of Period	$(40.6)	$1.9	$165.2	$—	$126.5

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(13) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

     Basis of Presentation — In connection with the acquisition of UT Automotive, the Company issued $1.4 billion in securities, which consist of $600 million aggregate principal amount of 7.96% senior notes due May 15, 2005 and $800 million aggregate principal amount of 8.11% senior notes due May 15, 2009. Certain of the Company’s domestic wholly-owned subsidiaries (the “Guarantors”) irrevocably and unconditionally fully guaranteed, on a joint and several basis, the punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all of the Company’s obligations under the senior notes indenture, including the Company’s obligations to pay principal, premium, if any, and interest with respect to the senior notes. The Guarantors on the date of the indenture were Lear Operations Corporation and Lear Corporation Automotive Holdings (formerly, UT Automotive). Effective May 2, 2000, Lear Seating Holdings Corp. #50 and Lear Corporation EEDS and Interiors became Guarantors under the indenture governing the senior notes. Effective November 16, 2001, Lear Corporation Automotive Systems, Lear Technologies, LLC, Lear Midwest Automotive Limited Partnership and Lear Automotive (EEDS) Spain S.L. became Guarantors under the indenture governing the senior notes. Effective January 15, 2002, Lear Corporation Mexico, S.A. de C.V. became a Guarantor under the indenture governing the senior notes. The Guarantors have also unconditionally fully guaranteed, on a joint and several basis, the Company’s obligations under the 8.125% senior notes due 2008 issued in March 2001 and the zero-coupon convertible senior notes due 2022 issued in February 2002. In lieu of providing separate unaudited financial statements for the Guarantors, the Company has included the unaudited condensed consolidating financial statements on pages 15 to 19. All supplemental guarantor condensed consolidating financial statements reflect Lear Operations Corporation, Lear Corporation Automotive Holdings, Lear Seating Holdings Corp. #50, Lear Corporation EEDS and Interiors, Lear Corporation Automotive Systems, Lear Technologies, LLC, Lear Midwest Automotive Limited Partnership, Lear Automotive (EEDS) Spain S.L. and Lear Corporation Mexico, S.A. de C.V. as Guarantors for all periods presented. Management does not believe that separate financial statements of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented.

     Distributions — There are no significant restrictions on the ability of the Guarantors to make distributions to the Company.

     Selling and Administrative Expenses — The Parent allocated $14.7 million and $21.3 million in the three months ended June 29, 2002 and June 30, 2001, respectively, and $36.6 million and $42.8 million in the six months ended June 29, 2002 and June 30, 2001, respectively, of corporate selling and administrative expenses to its operating subsidiaries. The allocations were based on various factors, which estimate usage of particular corporate functions, and in certain instances, other relevant factors, such as the revenues or the number of employees of the Company’s subsidiaries.

     Long-term debt of the Parent and the Guarantors — A summary of long-term debt of the Parent and the Guarantors on a combined basis is shown below (in millions):

	June 29,	December 31,
	2002	2001

Senior notes	$1,899.3	$1,622.8
Credit agreements	225.0	714.3
Other long-term debt	70.4	60.6

	2,194.7	2,397.7
Less — current portion	(103.7)	(125.3)

	$2,091.0	$2,272.4

     The obligations of foreign subsidiary borrowers under the credit agreements are guaranteed by the Parent.

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

     In addition to overall automotive vehicle production, our operating results are significantly impacted by the commercial success of the vehicle platforms for which we supply products and the market share of our customers. General Motors and Ford and their respective affiliates accounted for approximately 60% of our net sales in 2001. A loss of significant business from General Motors or Ford, or a decrease in business with respect to a significant automobile model, could materially and negatively affect our operating results.

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

     For a more detailed description of other factors that have or may significantly impact our business, results of operations or financial condition, please refer to “ —Forward-Looking Statements” and Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2001.

RESULTS OF OPERATIONS

Three Months Ended June 29, 2002 vs. Three Months Ended June 30, 2001

     Net sales were $3.8 billion in the second quarter of 2002 as compared to $3.6 billion in the second quarter of 2001, an increase of 5.1%. New business and increased production volumes on existing programs in North America, which favorably impacted net sales by $165 million and $100 million, respectively, were partially offset by lower production volumes in both Western Europe and South America and the effect of our earlier period divestitures, which negatively impacted net sales by $78 million and $9 million, respectively.

     Gross profit and gross margin were $329 million and 8.7% in the quarter ended June 29, 2002 as compared to $312 million and 8.6% in the quarter ended June 30, 2001. The positive impact of new business and increased North American production volumes, which contributed $8 million and $17 million, respectively, to the increase in gross profit, was partially offset by the negative impact of decreased Western European and South American production volumes, which reduced gross profit by $11 million.

     Selling, general and administrative expenses, including research and development, were $133 million in the three months ended June 29, 2002 as compared to $132 million in the three months ended June 30, 2001. As a percentage of net sales, selling, general and administrative expenses were 3.5% in the second quarter of 2002 and 3.7% in the second quarter of 2001.

     Cost of goods sold and selling, general and administrative expenses for the three months ended June 30, 2001 include severance costs of $3 million and $3 million, respectively, related to actions to reduce our cost base, which were completed during the second quarter of 2001. Approximately, 2,700 employees in our worldwide workforce were terminated during this period.

LEAR CORPORATION

     Interest expense was $52 million in the second quarter of 2002 as compared to $66 million in the second quarter of 2001. Our reduced debt balance and lower interest rates favorably impacted interest expense.

     Other expense, which includes state and local taxes, foreign currency exchange, minority interest in consolidated subsidiaries, equity in net income of affiliates and other non-operating expenses, was $16 million in the three months ended June 29, 2002 as compared to $18 million in the three months ended June 30, 2001.

     The provision for income taxes was $43 million, representing an effective tax rate of 33.5%, in the current quarter as compared to $29 million, representing an effective tax rate of 39.0%, in the same quarter a year ago. After adjusting for non-recurring severance costs as well as for the impact of no longer amortizing goodwill, as required under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” our effective tax rate in the quarter ended June 30, 2001 was 31.8%.

     Net income in the second quarter of 2002 was $86 million, or $1.27 per diluted share, as compared to $45 million, or $0.69 per diluted share, in the second quarter of 2001. On January 1, 2002, we adopted the provisions of SFAS No. 142, which provide for the discontinuance of the amortization of goodwill. Had we discontinued the amortization of goodwill on January 1, 2001, net income in the second quarter of 2001 would have been $66 million, or $1.01 per diluted share.

Reportable Operating Segments

     Certain of the financial information presented below is for our three reportable operating segments for the periods presented. These segments are: seating, which includes seat systems and the components thereof; interior, which includes flooring and acoustic systems, door panels, instrument panels, headliners and other interior products; and electronics and electrical, which includes electronic and electrical distribution systems, interior control systems and wireless systems.

Seating

     Seating net sales were $2.6 billion in the second quarter of 2002 as compared to $2.5 billion in the second quarter of 2001, an increase of 5.2%. New business and increased production volumes on existing programs, net of selling price reductions, favorably impacted net sales by $127 million. Operating income before amortization and operating margin before amortization were $138 million and 5.4% in the second quarter of 2002 as compared to $125 million and 5.1% in the second quarter of 2001. The positive impact of new business and increased production volumes, net of selling price reductions, contributed $12 million to the increase.

Interior

     Interior net sales were essentially unchanged at $0.7 billion in the second quarters of 2002 and 2001. New business and increased production volumes on existing programs, net of selling price reductions, which favorably impacted net sales by $33 million, were partially offset by the effect of our divestitures, which negatively impacted net sales by $9 million. Operating income before amortization and operating margin before amortization were $53 million and 7.9% in the three months ended June 29, 2002 as compared to $58 million and 8.8% in the three months ended June 30, 2001. New business and increased production volumes, net of selling price reductions, negatively impacted operating income before amortization by $5 million.

Electronic and Electrical

     Electronic and electrical net sales were essentially unchanged at $0.5 billion in the second quarters of 2002 and 2001. New business and increased production volumes on existing programs, net of selling price reductions, favorably impacted net sales by $27 million. Operating income before amortization and operating margin before amortization were $59 million and 11.0% in the quarter ended June 29, 2002 as compared to $40 million and 7.9% in the quarter ended June 30, 2001. The positive impact of new business and increased production volumes, net of selling price reductions, contributed $7 million to the increase, while foreign exchange rate fluctuation contributed $3 million to the increase. Operating margin before amortization also benefited from improved plant performance.

Six Months Ended June 29, 2002 vs. Six Months Ended June 30, 2001

     Net sales were $7.3 billion in the first six months of 2002 as compared to $7.1 billion in the first six months of 2001, an increase of 3.0%. New business and increased production volumes on existing programs in North America, which favorably impacted net sales by

LEAR CORPORATION

$327 million and $186 million, respectively, were partially offset by lower production volumes in both Western Europe and South America, foreign exchange rate fluctuations and the effect of our earlier period divestitures, which negatively impacted net sales by $182 million, $98 million and $19 million, respectively.

     Gross profit and gross margin were $602 million and 8.2% in the six months ended June 29, 2002 as compared to $577 million and 8.1% in the six months ended June 30, 2001. The positive impact of new business and increased North American production volumes, which contributed $18 million and $32 million, respectively, to the increase in gross profit, was partially offset by the negative impact of decreased Western European and South American production volumes, which reduced gross profit by $26 million.

     Selling, general and administrative expenses, including research and development, were $265 million in the first six months of 2002 as compared to $262 million in the first six months of June 30, 2001. As a percentage of net sales, selling, general and administrative expenses were 3.6% in the six months ended June 29, 2002 and 3.7% in the six months ended June 30, 2001.

     Cost of goods sold and selling, general and administrative expenses for the six months ended June 30, 2001, included net severance costs of $5 million and $5 million, respectively, related to actions to reduce our cost base, which were completed during the first six months of 2001. Approximately, 4.800 employees in our worldwide workforce were terminated during this period.

     Interest expense was $108 million in the six months ended June 29, 2002 as compared to $136 million in the six months ended June 20, 2001. Our reduced debt balance and lower interest rates favorably impacted interest expense.

     Other expense, which includes state and local taxes, foreign currency exchange, minority interest in consolidated subsidiaries, equity in net income of affiliates and other non-operating expenses, was $32 million in the six months ended June 29, 2002 as compared to $31 million in the six months ended June 30, 2001. During the first quarter of 2001, we recorded a gain of $12 million related to the sale of our Spanish wire business as well as a loss of $3 million related to the write-down of certain other assets to net realizable value. In addition, we wrote off deferred financing fees of $1.0 million related to the amendment and restatement of our $2.1 billion credit agreement during the first quarter of 2001 and recognized a discount of $10 million, of which $3 million was non-recurring, related to the transfer of accounts receivable under the ABS facility during the first six months of 2001.

     The provision for income taxes was $66 million, representing an effective tax rate of 33.5%, in the current period as compared to $43 million, representing an effective tax rate of 42.1%, in the same period a year ago. After adjusting for the sale of our Spanish wire business, the write-down of certain other assets to net realizable value, the write-off of deferred financing fees and non-recurring ABS and severance costs as well as for the impact of no longer amortizing goodwill, as required under SFAS No. 142, our effective tax rate in the first six months ended June 30, 2001 was 31.8%.

     Net income (loss) in the first six months of 2002 was $(167) million, or $(2.49) per diluted share, as compared to $59 million, or $0.91 per diluted share, in the first six months of 2001. On January 1, 2002, we adopted SFAS No. 142, under which goodwill is no longer amortized but is subject to annual impairment analysis. As a result of our impairment analysis, we recorded impairment charges of $310.8 million ($298.5 million after tax) as of January 1, 2002. Excluding these charges, net income in the six months ended June 29, 2002 was $132 million, or $1.97 per diluted share. In addition, had we discontinued the amortization of goodwill on January 1, 2001, net income in the six months ended June 30, 2001 would have been $98 million, or $1.50 per diluted share.

Reportable Operating Segments

Seating

     Seating net sales were $5.0 billion in the six months ended June 29, 2002 as compared to $4.8 billion in the six months ended June 30, 2001, an increase of 3.2%. New business and increased production volumes on existing programs, net of selling price reductions, favorably impacted net sales by $239 million, while foreign exchange rate fluctuations negatively impacted net sales by $86 million. Operating income before amortization and operating margin before amortization were $246 million and 4.9% in the first six months of 2002 as compared to $210 million and 4.3% in the first six months of 2001. The positive impact of new business and increased production volumes, net of selling price reductions, contributed $30 million to the increase.

Interior

     Interior net sales were essentially unchanged at $1.3 billion in the first six months of 2002 and 2001. New business and increased production volumes on existing programs, net of selling price reductions, which favorably impacted net sales by $43 million, were

LEAR CORPORATION

partially offset by foreign exchange rate fluctuations and the effect of our earlier period divestitures, which negatively impacted net sales by $5 million and $19 million, respectively. Operating income before amortization and operating margin before amortization were $81 million and 6.3% in the six months ended June 29, 2002 as compared to $99 million and 7.8% in the six months ended June 30, 2001. New business and increased production volumes, net of selling price reductions, negatively impacted operating income before amortization by $17 million.

Electronic and Electrical

     Electronic and electrical net sales were essentially unchanged at $1.0 billion in the first six months of 2002 and 2001. New business and increased production volumes on existing programs, net of selling price reductions, favorably impacted net sales by $49 million, while foreign exchange rate fluctuations negatively impacted net sales by $7 million. Operating income before amortization and operating margin before amortization were $114 million and 11.0% in the six months ended June 29, 2002 as compared to $88 million and 8.8% in the six months ended June 30, 2001. The positive impact of new business and increased production volumes, net of selling price reductions, contributed $11 million to the increase. Operating income before amortization also benefited from improved plant performance.

Restructuring and Other Charges

2001

     In order to better align our operations and capacity in response to reductions in global automotive production volumes, in the fourth quarter of 2001, we began to implement a restructuring plan. This restructuring plan is designed to consolidate some of our operations and to improve overall efficiencies and our long-term competitive position. Several of these actions involve the relocation of businesses to improve factory utilization. We expect the net personnel reduction to be approximately 6,500 employees. As a result of this restructuring plan, we recorded pre-tax charges of $149 million in the fourth quarter of 2001, including $141 million recorded as cost of goods sold and $8 million recorded as selling, general and administrative expenses. Significant activities included in the restructuring plan are as follows:

•	Consolidation of North and South American regions. We have implemented a plan to consolidate certain manufacturing and administrative functions in North and South America. As a result, ten manufacturing and three warehouse facilities in North America and three manufacturing facilities in South America will be closed. The charges consist of severance costs of $32 million for 3,491 employees notified prior to December 31, 2001, asset impairment charges of $24 million, lease cancellation costs of $6 million and other facility closure costs of $3 million. As of June 29, 2002, four of the manufacturing facilities were closed and 1,955 of the employees had been terminated.

We also implemented a plan to consolidate certain administrative functions and to reduce the U.S. salaried workforce. We recorded a charge of $6 million for severance costs for 229 employees notified prior to December 31, 2001. As of June 29, 2002, 202 of the employees had been terminated.

•	Consolidation of European and Rest of World regions. We have implemented a plan to consolidate certain manufacturing and administrative functions in Europe and Rest of World. As a result, five manufacturing facilities will be closed. The charges consist of severance costs of $26 million for 4,290 employees notified prior to December 31, 2001, asset impairment charges of $27 million and other facility closure costs of $7 million. As of June 29, 2002, two of the facilities were closed and 3,990 of the employees had been terminated.

In addition, we recorded a charge of $15 million for severance costs for 1,506 employees in one country under Statement of Financial Accounting Standards (“SFAS”) No. 112, “Employers’ Accounting for Postemployment Benefits,” as we anticipate this to be the minimum aggregate severance payments that will be made in accordance with statutory requirements. As of June 29, 2002, 117 of the employees had been terminated.

We also implemented a plan to consolidate certain administrative functions and to reduce the European salaried workforce. We recorded a charge of $3 million for severance costs for 70 employees notified prior to December 31, 2001. As of June 29, 2002, 22 of the employees had been terminated.

LEAR CORPORATION

     In 2002, the savings realized as a result of the restructuring plan are expected to approximate and, as such, offset the related implementation and period costs. Beginning in 2003, we expect to realize between $50 and $60 million per year in savings as a result of the restructuring plan.

     For more information relating to the restructuring charges described above, see Note 3, “Restructuring and Other Charges,” to the consolidated financial statements included in this Report.

1998

     In the fourth quarter of 1998, we began to implement a restructuring plan designed to reduce our cost structure and improve our long-term competitive position. As a result of this restructuring plan, the Company recorded pre-tax charges of $133 million, consisting of $111 million of restructuring charges and $23 million of other charges. This restructuring is complete. The remaining accrual of $7 million as of December 31, 2001 consists of long-term lease commitments related to closed European facilities, of which $1 million of payments were made during the first six months of 2002.

UT Automotive

     During the second quarter of 1999, we began to implement restructuring plans designed to integrate the operations of UT Automotive, Inc. (“UT Automotive”), a wholly-owned operating unit of United Technologies Corporation. As a result of these restructuring plans, we recorded adjustments to the original purchase price allocation totaling $30 million in 1999 and 2000. The plans call for the termination of 899 employees, all of whom had been terminated as of June 29, 2002, and the closure of or exit from four facilities, all of which had been closed or vacated as of June 29, 2002. The remaining severance accrual of $1 million as of December 31, 2001 was reversed through goodwill in the first quarter of 2002, as actual severance payments were less than those accrued. The remaining closure cost accrual of $2 million as of December 31, 2001 relates to costs associated with the demolition of a closed facility, of which $1 million of costs were incurred during the first six months of 2002.

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

Cash Flow

     Operating activities generated $300 million of cash in the first six months of 2002 as compared to $507 million of cash during the first six months of 2001. Excluding the proceeds from sales of receivables, operating activities were a source of $306 million of cash in the six months ended June 29, 2002 as compared to $197 million of cash in the six months ended June 30, 2001. This increase was primarily the result of income before cumulative effect of a change in accounting principle, which improved by $73 million between periods. In addition, the net change in working capital items was a use of $14 million of cash in the first six months of 2002 as compared to a use of $65 million of cash in the first six months of 2001. Increases in accounts receivable and accounts payable were a use of $331 million of cash and a source of $220 million of cash, respectively, in the first six months of 2002, both reflecting increased production levels in the current period. In addition, other current assets and accrued liabilities generated $92 million of cash in the first six months of 2002, primarily as a result of the timing of payroll-related payments, Mexican VAT payments and commercial settlements offset by the utilization of our restructuring accrual.

     Investing activities resulted in cash usage of $104 million in the six months ended June 29, 2002 as compared to $37 million in the six months ended June 30, 2001. This increase is primarily the result of a decline in proceeds from disposition of businesses and other assets, which generated $45 million of cash in the first six months of 2001, as well as an increase in capital expenditures, which were $103 million in the current period as compared to $88 million in the same period a year ago. We currently anticipate capital expenditures of approximately $300 million for 2002.

     Financing activities resulted in a cash usage of $174 million in the first six months of the current year as compared to $471 million in the first six months of the prior year, as the initial proceeds from the ABS facility were used to reduce debt under our primary credit facilities during the first six months of 2001.

LEAR CORPORATION

Capitalization

     We utilize uncommitted lines of credit to satisfy a portion of our short-term working capital requirements. For the six months ended June 29, 2002 and June 30, 2001, our average outstanding unsecured short-term debt balances were $33 million and $37 million, respectively. Weighted average interest rates on the outstanding borrowings were 3.1% and 5.9% for the respective periods.

     We utilize a combination of committed credit facilities and long-term notes to fund our capital expenditure and base working capital requirements. For the six months ended June 29, 2002 and June 30, 2001, our average outstanding long-term debt balances were $2.3 billion and $2.8 billion, respectively. Weighted average long-term interest rates, including rates under our committed credit facilities and the effect of hedging activities, were 6.8% and 7.4% for the respective periods.

     In February 2002, we issued $640 million aggregate principal amount at maturity of zero-coupon convertible senior notes due 2022, yielding gross proceeds of approximately $250 million. The notes are unsecured and rank equally with our other unsecured senior indebtedness, including our other senior notes. Each note of $1,000 principal amount at maturity was issued at a price of $391.06, representing a yield to maturity of 4.75%. Holders of the notes may convert their notes at any time on or before the maturity date at a conversion rate, subject to adjustment, of 7.5204 shares of our common stock per note, provided that the average per share price of our common stock for the 20 trading days immediately prior to the conversion date is at least a specified percentage, beginning at 120% and declining 1/2% each year thereafter to 110% at maturity, of the accreted value of the note, divided by the conversion rate. The notes are also convertible (1) if the long-term credit rating assigned to the notes by either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Group is reduced below Ba3 or BB-, respectively, or either ratings agency withdraws its long-term credit rating assigned to the notes, (2) if we call the notes for redemption or (3) upon the occurrence of specified other events. Under generally accepted accounting principles, the shares into which the notes are convertible will not be included in our calculation of diluted net income per share unless one of the contingent conversion triggering events, discussed above, occurs, or it is expected that we will satisfy our obligation to repurchase the notes, as discussed below, with shares of common stock. If we are required to repurchase the notes, we currently expect to purchase the notes for cash. Accordingly, the notes are not included in our calculation of diluted net income per share.

     We have an option to redeem all or a portion of the convertible notes for cash at their accreted value at any time on or after February 20, 2007. Holders may require us to purchase their notes on each of February 20, 2007, 2012 and 2017, as well as upon the occurrence of a fundamental change, at their accreted value on such dates. We may choose to pay the purchase price in cash or, subject to the satisfaction of certain conditions, shares of our common stock or a combination of cash and shares of our common stock. We used the proceeds from the convertible note offering to repay indebtedness under the revolving portion of our primary credit facilities. The offering of the convertible notes was made pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). On June 21, 2002, a registration statement covering the resale of the notes and the common stock issuable upon their conversion was declared effective by the Securities and Exchange Commission.

     In March 2001, we replaced our $2.1 billion revolving credit facility in order to extend its maturity and reduce commitments. As a result, interest rates and fees thereunder were adjusted to current market rates. In addition, we amended our other primary credit facilities at the same time. Our primary credit facilities now consist of a $1.7 billion amended and restated credit facility, which matures on March 26, 2006, a $500 million revolving credit facility, which matures on May 4, 2004, and a $500 million term loan, having scheduled amortization which began on October 31, 2000 and a final maturity on May 4, 2004. As of June 29, 2002, $225 million was outstanding under the term loan. On March 31, 2002, we adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections,” under which gains and losses associated with the extinguishment of debt are no longer classified as extraordinary. Accordingly, the write-off of deferred financing fees related to the $2.1 billion revolving credit facility, which totaled approximately $1.0 million ($0.6 million after tax), is reflected as other expense, net in the accompanying consolidated statement of income for the six months ended June 30, 2001.

     Our primary credit facilities provide for scheduled term loan repayments of $150 million in 2003 and $75 million in 2004. In addition, scheduled cash interest payments on our outstanding senior notes are $66 million in the last six months of 2002, $132 million in 2003 and $132 million in 2004. Accretion of interest on our zero-coupon convertible senior notes is reflected as an increase in the accreted value of the notes.

     In March 2001, we issued 8.125% senior notes due 2008 (the “Eurobonds”) in an aggregate principal amount of 250 million EUR (approximately $245 million based on the exchange rate in effect as of June 29, 2002). The offering of the Eurobonds was not

LEAR CORPORATION

registered under the Securities Act. On November 13, 2001, the Company completed an exchange offer of the Eurobonds for substantially identical notes registered under the Securities Act.

     As of June 29, 2002, we had $0.2 billion outstanding under our primary credit facilities and $68 million committed under outstanding letters of credit, resulting in more than $2.0 billion of unused availability under our primary credit facilities. In addition to debt outstanding under our primary credit facilities, we had $2.0 billion of debt, including short-term borrowings, outstanding as of June 29, 2002, consisting primarily of $1.4 billion of senior notes due between 2005 and 2009, $254 million of zero-coupon senior notes due 2022 and 250 million EUR (approximately $245 million based on the exchange rate in effect as of June 29, 2002) of senior notes due 2008.

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

     In November 2000, we entered into a receivables-backed receivables purchase facility (the “ABS facility”) which provides for maximum purchases of adjusted accounts receivable of $300 million, of which $275 million were purchased as of June 29, 2002. In November 2001, the ABS facility was amended to extend the termination date to November 2002 and to accommodate reductions in the credit ratings of our three largest customers, whose receivable are transferred to the ABS facility, as well as declines in automotive production volumes. As a result, our utilization of the ABS facility in the future may be lower than in prior periods. In addition, should our customers experience further reductions in their credit ratings, we may be unable to utilize the ABS facility in the future. Should this occur, we would seek to utilize other available credit facilities to replace the funding currently provided by the ABS facility.

     In addition, several of our European subsidiaries factor their accounts receivable with financial institutions subject to limited recourse provisions. The amount of such factored receivables, which is not included in accounts receivable, was $180 million and $184 million as of June 29, 2002 and December 31, 2001, respectively. We cannot provide any assurances that these factoring facilities will be available or utilized in the future.

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

     Our most significant foreign currency transactional exposures relate to Mexico, Canada and the European Monetary Union. We have performed a quantitative analysis of our overall currency rate exposure as of June 29, 2002. The potential adverse earnings impact from a hypothetical 10% weakening of the U.S. dollar relative to all other currencies for a twelve-month period is approximately $12 million.

     As of June 29, 2002, contracts representing $1.1 billion of notional amount were outstanding with maturities of less than 18 months. The fair value of these foreign exchange contracts as of June 29, 2002 was approximately $(10) million. A 10% change in exchange rates would result in a $13 million change in market value.

LEAR CORPORATION

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

     We have performed a quantitative analysis of our overall interest rate exposure as of June 29, 2002. This analysis assumes an instantaneous 100 basis point parallel shift in interest rates at all points of the yield curve. The potential adverse earnings impact from this hypothetical increase for a twelve-month period is approximately $5 million.

     As of June 29, 2002, contracts representing $1.0 billion of notional amount were outstanding with maturity dates of August 2002 through May 2005. Of these contracts, $0.7 billion swap variable rate debt for fixed rate debt and $0.3 billion swap fixed rate debt for variable rate debt. The fair value of these interest rate swap agreements is subject to changes in value due to changes in interest rates. The fair value of outstanding interest rate swap agreements as of June 29, 2002 was approximately $19 million. A 100 basis point parallel increase or decrease in interest rates would not significantly affect the aggregated market value of these instruments.

OTHER MATTERS

Environmental Matters

     We are subject to local, state, federal and foreign laws, regulations and ordinances, which govern activities or operations that may have adverse environmental effects and which impose liability for the costs of cleaning up certain damages resulting from past spills, disposal or other releases of hazardous wastes and environmental compliance. Our policy is to comply with all applicable environmental laws and to maintain procedures to ensure compliance. However, we currently are, have been and in the future may become the subject of formal or informal enforcement actions or procedures.

     We have been named as a potentially responsible party at several third party landfill sites and are engaged in the cleanup of hazardous wastes at certain sites owned, leased or operated by us, including several properties acquired in the UT Automotive acquisition. Certain present and former properties of UT Automotive are subject to environmental liabilities which may be significant. We obtained agreements and indemnities with respect to possible environmental liabilities from United Technologies Corporation in connection with our acquisition of UT Automotive. While we do not believe that the environmental liabilities associated with our current and former properties will have a material adverse effect on our business, consolidated financial position or results of future operations, no assurances can be given in this regard.

Significant Accounting Policies

Pre-Production Costs Related to Long-Term Supply Arrangements

     We incur pre-production engineering, research and development (“ER&D”) and tooling costs related to the products produced for our customers under long-term supply agreements. We expense all pre-production ER&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, we expense all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which the customer has not provided a noncancelable right to use the tooling. During the first six months of 2002 and 2001, we capitalized $44.5 million and $41.6 million, respectively, of pre-production ER&D costs for products to be supplied under long-term supply agreements for which reimbursement is contractually guaranteed by the customer and $173.9 million and $108.8 million, respectively, of pre-production tooling costs for products to be

LEAR CORPORATION

supplied under long-term supply agreements related to Lear-owned tools as well as customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a noncancelable right to use the tooling.

Revenue Recognition and Sales Commitments

     We recognize revenues as our products are shipped to our customers. We enter into agreements with our customers at the beginning of a given vehicle’s life. Once we enter into such agreements, fulfillment of our customers’ purchasing requirements is our obligation for the entire production life of the vehicle, with terms of up to 10 years. These agreements generally may be terminated by our customer (but not by us) at any time, but usually are not. In certain instances, we may be committed under existing agreements to supply product to our customers at selling prices which are not sufficient to cover the direct cost to produce such product. In such situations, we record a liability for the estimated future amount of such losses. Such losses are recognized at the time that the loss is probable and reasonably estimable and are recorded at the minimum amount necessary to fulfill our obligations to our customers. Losses are determined on a separate agreement basis and are estimated based upon information available at the time of the estimate, including future production volume estimates, the length of the program, the selling price and production cost information. On a quarterly basis, we evaluate the adequacy of the loss contract accruals recorded and make adjustments as necessary.

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

	Accrual at		Accrual at
	December 31,		June 29,
	2001	Utilized	2002

Lear-Donnelly	$2.1	$(2.1)	$—
UT Automotive	8.2	(2.0)	6.2
Peregrine	3.3	(1.7)	1.6
Delphi	15.7	(4.0)	11.7

     During the first six months of 2001, we utilized $2.2 million, $1.1 million, $2.6 million and $2.3 million of the loss contract accruals related to the Lear-Donnelly, UT Automotive, Peregrine and Delphi acquisitions, respectively.

     Amounts billed to customers related to shipping and handling are included in net sales in our consolidated statements of income. Shipping and handling costs are include in cost of sales in our consolidated statements of income.

Goodwill and Other Intangible Assets

     On January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under this statement, goodwill is no longer amortized but is subject to annual impairment analysis. Goodwill amortization for the year ended December 31, 2001 was $90 million. In addition, our initial impairment analysis compared the fair values of each of our reporting units, based on discounted cash flow analyses, to the related net book values. As a result, we recorded impairment charges of $310.8 million ($298.5 million after tax) as of January 1, 2002. These charges are reflected as a cumulative effect of a change in accounting principle, net of tax in the accompanying consolidated statement of income for the six months ended June 29, 2002.

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

LEAR CORPORATION

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

LEAR CORPORATION

PART II — OTHER INFORMATION

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Stockholders of Lear Corporation was held on May 9, 2002. At the meeting, the following matter was submitted to a vote of the stockholders of Lear Corporation. Pursuant to the rules of the New York Stock Exchange, there were no broker non-voters in the matter described below.

(1)	The election of two directors to hold office until the 2005 Annual Meeting of Stockholders. The vote with respect to each nominee was as follows:

Nominee	For	Withheld

Robert E. Rossiter	42,210,407	16,685,311
James H. Vandenberghe	58,260,264	635,454

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

99.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K filed during the quarter ended June 29, 2002.

On May 9, 2002, the Company filed a Current Report on Form 8-K dated May 9, 2002, reporting that it had decided to no longer engage Arthur Andersen LLP as its independent public accountants and to engage Ernst & Young LLP to serve as its independent public accountants for the fiscal year 2002.

On May 23, 2002, the Company filed a Current Report on Form 8-K dated May 16, 2002, reporting that it, as the Plan Administrator of the Lear Corporation Salaried Retirement Savings Plan, the Lear Corporation Hourly Retirement Savings Plan and the Lear Corporation Hourly 401(k) Savings Plan (each a “Plan”), had decided to no longer engage Arthur Andersen LLP as the independent public accountants for each Plan and to engage PricewaterhouseCoopers LLP to serve as the independent public accountants for each Plan for the fiscal year ended December 31, 2001.

LEAR CORPORATION

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION

Dated: August 9, 2002

By:	/s/ Robert E. Rossiter Robert E. Rossiter President and Chief Executive Officer

By:	/s/ David C. Wajsgras David C. Wajsgras Senior Vice President and Chief Financial Officer

By:	/s/ William C. Dircks William C. Dircks Vice President and Corporate Controller

Exhibit Index

Exhibit
No.	Description
99.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.