Form 10-K/A
period 2001-12-31
LEAR CORP /DE/
filed 2002-09-13
CIK 842162

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001.

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file number 1-11311

Lear Corporation
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation or organization)	13-3386776 (I.R.S. Employer Identification)

21557 Telegraph Road, Southfield, MI (Address of principal executive offices)	48086-5008 (Zip Code)

Registrant’s telephone number, including area code: (248) 447-1500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $.01 per share	Name of each exchange on which registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

EXPLANATORY NOTE
Signatures
Certifications

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A amends Item 13 of the Annual Report on Form 10-K (the “Original Form 10-K”) filed with the Securities and Exchange Commission on March 18, 2002 on behalf of Lear Corporation (“Lear”). Item 13 of the Original Form 10-K is hereby amended to add the following supplemental information:

Item 13. Certain Relationships and Related Transactions

     The information required by Item 13 is incorporated by reference from the definitive proxy statement for Lear’s 2002 Annual Meeting of Stockholders (the “2002 Proxy Statement”). The information incorporated by reference appears in the 2002 Proxy Statement under “Certain Transactions.” The information set forth below supplements the information incorporated by reference herein from the 2002 Proxy Statement:

     Joseph Carron, a Senior Account Manager of Lear’s GM Division, is the brother of Randall Carron, Lear’s Senior Vice President-Asian OEM Division. In 2001, Joseph Carron earned $85,528, including a bonus of $3,300. Joseph Carron also received options to purchase 250 shares of Lear’s common stock at an exercise price of $35.93 per share.

     Steven DelGrosso, a Quality Supervisor at one of Lear’s plants, is the brother of Douglas DelGrosso, Lear’s President and Chief Operating Officer-International Operations. In 2001, Steven DelGrosso earned $60,951.

     Noelle Gill, a Human Resources Staff Manager at one of Lear’s division offices, is the daughter of Roy Parrott, a Director of Lear. In 2001, Ms. Gill earned $61,515, including a bonus of $2,625.

     Spencer Gill, a Manager in Lear’s Program Management Group, is the son-in-law of Roy Parrott, a Director of Lear. In 2001, Mr. Gill earned $96,073, including a bonus of $4,704.

     Terrence Kittleson, a brother-in-law of Lear’s President and Chief Executive Officer, Robert Rossiter, is employed by Trammell Crow Company as an Executive Vice President. In 2001, Lear paid $1,608,792 to Trammell Crow for facilities maintenance services and $97,239 for real estate brokerage services. Trammell Crow was engaged to maintain these facilities and to provide real estate brokerage services in the ordinary course of Lear’s business and in accordance with Lear’s normal procedures for engaging service providers.

     Brian Rossiter, a brother of Lear’s President and Chief Executive Officer, Robert Rossiter, represented Center Manufacturing and Sarnamotive/Blue Water in the sale of automotive products to Lear. In 2001, Lear purchased $476,822 worth of steel stampings and assemblies from Center Manufacturing and $1,653,114 worth of injection molded plastic parts from Sarnamotive/Blue Water with respect to which Brian Rossiter received a commission. These purchases were made in the ordinary course of Lear’s business and in accordance with Lear’s normal sourcing procedures for its suppliers.

     Terrence Rossiter, a brother of Lear’s President and Chief Executive Officer, Robert Rossiter, and Ray Green, a brother-in-law of Charles Fisher, Lear’s President-DaimlerChrysler Division, are employed as salespersons by Analysts International, Sequoia Services Group. In 2001, Lear paid $6,237,972 to Analysts International for software services and $988,074 for the purchase of certain computer equipment. The purchases of these services and equipment were made in the ordinary course of Lear’s business and in accordance with Lear’s normal procedures for engaging service providers in the case of purchases of computer services and normal sourcing procedures for its suppliers in the case of purchases of computer equipment.

     Robert Snyder, a Purchasing Manager at Lear’s headquarters, is a brother-in-law of Robert Rossiter, Lear’s President and Chief Executive Officer. In 2001, Mr. Snyder earned $96,202, including a bonus of $3,688. Mr. Snyder also received options to purchase 750 shares of Lear’s common stock at an exercise price of $35.93 per share.

     Richard Snyder, a Sales Manager at one of Lear’s division offices, is a brother-in-law of Robert Rossiter, Lear’s President and Chief Executive Officer. In 2001, Mr. Snyder earned $91,273, including a bonus of $4,996. Mr. Snyder also received options to purchase 500 shares of Lear’s common stock at an exercise price of $35.93 per share.

     Michael Spalding, a Senior Account Manager at Lear’s Chrysler Division office, is the brother of David Spalding, a Director of Lear. In 2001, Michael Spalding earned $80,116, including a bonus of $2,999.

     Patrick VandenBoom, an Information Technology Director for Lear, is the brother-in-law of James Vandenberghe, a Director and the Vice Chairman of Lear. In 2001, Mr. VandenBoom earned $139,102, including a bonus of $9,946. Mr. Vandenboom also received options to purchase 2,000 shares of Lear’s common stock at an exercise price of $35.93 per share.

     David Way, a Sales Director in Lear’s Premium Car Interiors Division, is the son of Kenneth L. Way, Lear’s Chairman. In 2001, David Way earned $186,081, including a bonus of $10,080 and an international assignment bonus of $53,000.

     John Youvon, a Sales Manager in Lear’s Ford Division office, is the brother-in-law of Joseph Zimmer, Lear’s President-Seating Systems Division. In 2001, Mr. Youvon earned $84,828, including a bonus of $3,445.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION, a Delaware corporation

Date: September 13, 2002	By:	/s/ David C. Wajsgras
	Name:	David C. Wajsgras
	Title:	Senior Vice President and Chief Financial Officer

Certifications

I, Robert E. Rossiter, Chief Executive Officer of Lear Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Lear Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

[Items 4, 5 and 6 omitted pursuant to the transition provisions of Release No. 34-46427.]

Date: September 13, 2002	By: /s/ Robert E. Rossiter
Robert E. Rossiter
Chief Executive Officer

I, David C. Wajsgras, Chief Financial Officer of Lear Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Lear Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

[Items 4, 5 and 6 omitted pursuant to the transition provisions of Release No. 34-46427.]

Date: September 13, 2002	By: /s/ David C. Wajsgras
David C. Wajsgras
Chief Financial Officer