Form 10-Q
period 2002-09-28
LEAR CORP /DE/
filed 2002-11-12
CIK 842162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to                         .

Commission file number:           1-11311

LEAR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of	13-3386776
incorporation or organization)	(I.R.S. Employer Identification No.)
21557 Telegraph Road, Southfield, MI	48034
(Address of principal executive offices)	(zip code)

(248) 447-1500
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     Number of shares of Common Stock, $0.01 par value per share, outstanding as of October 31, 2002: 65,737,658

LEAR CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 28, 2002

INDEX

Page No.

Part I — Financial Information
Item 1 — Consolidated Financial Statements
Introduction to the Consolidated Financial Statements	3
Consolidated Balance Sheets —
September 28, 2002 (Unaudited) and December 31, 2001	4
Consolidated Statements of Income (Unaudited) —
Three and Nine Months Ended September 28, 2002 and
September 29, 2001	5
Consolidated Statements of Cash Flows (Unaudited) —
Nine Months Ended September 28, 2002 and September 29, 2001	6
Notes to the Consolidated Financial Statements	7
Item 2 — Management’s Discussion and Analysis of Financial Condition
and Results of Operations	21
Item 3 — Quantitative and Qualitative Disclosures about Market Risk
(included in Item 2)
Item 4 — Controls and Procedures	32
Part II — Other Information
Item 6 — Exhibits and Reports on Form 8-K	33
Signatures	34

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

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 28,	December 31,
	2002	2001

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$86.4	$87.6
Accounts receivable, net	1,773.1	1,392.8
Inventories	497.4	440.3
Recoverable customer engineering and tooling	175.3	191.6
Other	270.5	254.5

Total current assets	2,802.7	2,366.8

LONG-TERM ASSETS:
Property, plant and equipment, net	1,664.9	1,715.7
Goodwill, net	2,828.9	3,139.5
Other	397.0	357.2

Total long-term assets	4,890.8	5,212.4

	$7,693.5	$7,579.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$88.0	$63.2
Accounts payable and drafts	2,191.3	1,982.9
Accrued liabilities	1,203.1	1,007.2
Current portion of long-term debt	3.5	129.5

Total current liabilities	3,485.9	3,182.8

LONG-TERM LIABILITIES:
Long-term debt	2,134.9	2,293.9
Other	578.1	543.4

Total long-term liabilities	2,713.0	2,837.3

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, 150,000,000 shares authorized; 70,099,988 shares issued at September 28, 2002 and 68,615,667 shares issued at December 31, 2001	0.7	0.7
Additional paid-in capital	935.7	888.3
Note receivable from sale of common stock	—	(0.1)
Common stock held in treasury, 4,362,330 shares at September 28, 2002 and December 31, 2001, at cost	(111.4)	(111.4)
Retained earnings	957.8	1,062.8
Accumulated other comprehensive loss	(288.2)	(281.2)

Total stockholders’ equity	1,494.6	1,559.1

	$7,693.5	$7,579.2

The accompanying notes are an integral part of these consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in millions, except per share data)

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Net sales	$3,337.4	$3,106.7	$10,664.2	$10,219.7
Cost of sales	3,053.1	2,846.9	9,778.0	9,383.2
Selling, general and administrative expenses	125.4	122.3	389.9	384.5
Amortization of goodwill	—	22.5	—	67.2
Interest expense	51.6	60.6	159.2	196.4
Other expense, net	14.6	27.7	46.1	59.1

Income before provision for income taxes and cumulative effect of a change in accounting principle	92.7	26.7	291.0	129.3
Provision for income taxes	31.1	11.0	97.5	54.2

Income before cumulative effect of a change in accounting principle	61.6	15.7	193.5	75.1
Cumulative effect of a change in accounting principle, net of tax	—	—	298.5	—

Net income (loss)	$61.6	$15.7	$(105.0)	$75.1

Basic net income (loss) per share:
Income before cumulative effect of a change in accounting principle	$0.94	$0.24	$2.97	$1.18
Cumulative effect of a change in accounting principle	—	—	4.58	—

Basic net income (loss) per share	$0.94	$0.24	$(1.61)	$1.18

Diluted net income (loss) per share:
Income before cumulative effect of a change in accounting principle	$0.91	$0.24	$2.89	$1.15
Cumulative effect of a change in accounting principle	—	—	4.46	—

Diluted net income (loss) per share	$0.91	$0.24	$(1.57)	$1.15

The accompanying notes are an integral part of these consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended

	September 28,	September 29,
	2002	2001

Cash Flows from Operating Activities:
Net income (loss)	$(105.0)	$75.1
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	298.5	—
Gain on disposition of businesses	—	(12.4)
Loss on write-down of other assets to net realizable value	—	3.1
Depreciation and amortization	223.0	294.4
Net change in recoverable customer engineering and tooling	20.5	102.4
Net change in working capital items	(51.8)	(127.9)
Other, net	12.3	7.5

Net cash provided by operating activities before net change in sales of receivables	397.5	342.2
Net change in sales of receivables	(27.4)	298.5

Net cash provided by operating activities	370.1	640.7

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(173.3)	(157.4)
Net proceeds from disposition of businesses and other assets	—	44.7
Other, net	7.3	11.9

Net cash used in investing activities	(166.0)	(100.8)

Cash Flows from Financing Activities:
Senior notes	250.3	223.4
Long-term borrowings, net	(538.4)	(689.4)
Short-term borrowings, net	21.6	(49.8)
Proceeds from sale of common stock	47.4	—
Increase (decrease) in drafts	29.6	(12.4)
Other, net	0.6	1.5

Net cash used in financing activities	(188.9)	(526.7)

Effect of foreign currency translation	(16.4)	(10.8)

Net Change in Cash and Cash Equivalents	(1.2)	2.4
Cash and Cash Equivalents at Beginning of Period	87.6	98.8

Cash and Cash Equivalents at End of Period	$86.4	$101.2

Changes in Working Capital Items, Net of Effect of Acquisitions and Dispositions:
Accounts receivable, net	$(300.7)	$(211.8)
Inventories	(55.1)	51.3
Accounts payable	111.1	17.9
Accrued liabilities and other	192.9	14.7

	$(51.8)	$(127.9)

Supplementary Disclosure:
Cash paid for interest	$120.2	$175.4

Cash paid for income taxes	$122.4	$81.3

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

     The consolidation of the North and South American regions includes the closure of ten manufacturing and three warehouse facilities in North America and three manufacturing facilities in South America. Several of these actions involve the relocation of business to improve factory utilization. The charges consist of severance costs of $32.2 million for 399 salaried and 3,092 hourly employees notified prior to December 31, 2001, asset impairment charges of $24.5 million to write-down assets to their fair value less disposal costs, lease cancellation costs of $6.0 million and other facility closure costs of $2.8 million. Certain of these amounts have been recorded net of estimated recoveries from third parties. Severance costs were recorded based on both completed negotiations and existing union and employee contracts. The asset impairment charges related to the disposal of seven buildings and the related machinery and equipment. The buildings had a carrying value of $16.5 million and an estimated fair value of $13.5 million, resulting in an impairment charge of $3.0 million. The machinery and equipment had a carrying value of $27.9 million and an estimated fair value of $6.4 million, resulting in an impairment charge of $21.5 million. The fair value of the assets was determined using both appraisals and cash flow analyses. Lease cancellation costs are expected to be paid through 2005. As of September 28, 2002, nine of the manufacturing facilities and all of the warehouse facilities were closed and 2,547 of the employees had been terminated. The remaining facility closures and terminations are expected to be completed in 2002 and 2003.

     The Company also implemented a plan to consolidate certain administrative functions and to reduce the U.S. salaried workforce. The Company recorded a charge of $5.7 million for severance costs for 229 employees notified prior to December 31, 2001. Severance costs were recorded based on both completed negotiations and existing employee contracts. As of September 28, 2002, 203

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

of the employees had been terminated. The remaining terminations are expected to be completed in 2002.

     The consolidation of the European and Rest of World regions includes the closure of five manufacturing facilities. Several of these actions involve the relocation of business to improve factory utilization. The charges consist of severance costs of $25.3 million for 299 salaried and 3,991 hourly employees notified prior to December 31, 2001, asset impairment charges of $27.4 million to write-down assets to their fair value less disposal costs, lease cancellation costs of $0.3 million and other facility closure costs of $6.8 million. Severance costs were recorded based on both completed negotiations and existing union and employee contracts. The asset impairment charges related to the disposal of two buildings and the related machinery and equipment. The buildings had a carrying value of $12.0 million and an estimated fair value of $2.7 million, resulting in an impairment charge of $9.3 million. The machinery and equipment had a carrying value of $20.2 million and an estimated fair value of $2.1 million, resulting in an impairment charge of $18.1 million. The fair value of the assets was determined using both appraisals and cash flow analyses. As of September 28, 2002, two of the facilities were closed and 4,115 of the employees had been terminated. The remaining facility closures and terminations are expected to be completed in 2002 and 2003.

     The majority of the European countries in which the Company operates have statutory requirements with regard to minimum severance payments, which must be made to employees upon termination. The Company recorded a charge of $14.9 million for severance costs for 150 salaried employees and 1,356 hourly employees in one country under SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” as the Company anticipates this to be the minimum aggregate severance payments that will be made in accordance with statutory requirements. As of September 28, 2002, 892 of the employees had been terminated. The remaining terminations are expected to be completed in 2002.

     The Company also implemented a plan to consolidate certain administrative functions and to reduce the European salaried workforce. The Company recorded a charge of $3.3 million for severance costs for 70 employees notified prior to December 31, 2001. Severance costs were recorded based on both completed negotiations and existing employee contracts. As of September 28, 2002, 43 of the employees had been terminated. Substantially all of the remaining terminations are expected to be completed in 2002.

     There have been no significant changes to the original restructuring plan. The following table summarizes the activity in the restructuring accrual (in millions):

	Accrual at	Utilized	Accrual at
	December 31,		September 28,
	2001	Cash	2002

North and South American regions:
Severance	$33.6	$(20.8)	$12.8
Lease cancellation costs	5.9	(1.3)	4.6
Other closure costs	2.6	(1.5)	1.1
European and ROW regions:
Severance	40.5	(23.2)	17.3
Lease cancellation costs	0.3	(0.1)	0.2
Other closure costs	6.8	(1.5)	5.3

Total	$89.7	$(48.4)	$41.3

1998

     In the fourth quarter of 1998, the Company began to implement a restructuring plan designed to reduce its cost structure and improve its long-term competitive position. As a result of this restructuring plan, the Company recorded pre-tax charges of $133.0 million, consisting of $110.5 million of restructuring charges and $22.5 million of other charges. This restructuring is complete. The remaining accrual of $6.5 million as of December 31, 2001 consists of long-term lease commitments related to closed European facilities, of which $1.2 million of payments were made during the first nine months of 2002.

UT Automotive

     During the second quarter of 1999, the Company began to implement restructuring plans designed to integrate the operations of UT Automotive, Inc. (“UT Automotive”), a wholly-owned operating unit of United Technologies Corporation. As a result of these restructuring plans, the Company recorded adjustments to the original purchase price allocation totaling $29.6 million in 1999 and

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2000. The plans called for the termination of 899 employees, all of whom had been terminated as of September 28, 2002, and the closure of or exit from four facilities, all of which had been closed or vacated as of September 28, 2002. The remaining severance accrual of $1.2 million as of December 31, 2001 was reversed through goodwill in the first quarter of 2002, as actual severance payments were less than those accrued. The remaining closure cost accrual of $1.8 million as of December 31, 2001 relates to costs associated with the demolition of a closed facility, of which $0.9 million of costs were incurred during the first nine months of 2002. The remaining closure costs are expected to be incurred in 2002.

(4) Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. A summary of inventories is shown below (in millions):

	September 28,	December 31,
	2002	2001

Raw materials	$347.2	$286.0
Work-in-process	37.5	51.2
Finished goods	112.7	103.1

Inventories	$497.4	$440.3

(5) Property, Plant and Equipment

     Property, plant and equipment is stated at cost. Depreciable property is depreciated over the estimated useful lives of the assets, principally using the straight-line method. A summary of property, plant and equipment is shown below (in millions):

	September 28,	December 31,
	2002	2001

Land	$100.6	$105.5
Buildings and improvements	597.3	571.6
Machinery and equipment	2,081.6	1,951.9
Construction in progress	36.1	26.3

Total property, plant and equipment	2,815.6	2,655.3
Less — accumulated depreciation	(1,150.7)	(939.6)

Net property, plant and equipment	$1,664.9	$1,715.7

(6) Goodwill

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under this statement, goodwill is no longer amortized but is subject to annual impairment analysis. The Company’s initial impairment analysis compared the fair values of each of its reporting units, based on discounted cash flow analyses, to the related net book values. As a result, the Company recorded impairment charges of $310.8 million ($298.5 million after tax) as of January 1, 2002. These charges are reflected as a cumulative effect of a change in accounting principle, net of tax in the consolidated statement of income for the nine months ended September 28, 2002.

     The following table presents the changes in the carrying amount of goodwill, by reportable operating segment, for the nine months ended September 28, 2002 (in millions):

			Electronic and
	Seating	Interior	Electrical	Total

Balance as of December 31, 2001	$939.6	$1,114.3	$1,085.6	$3,139.5
Impairment charges	—	(96.3)	(214.5)	(310.8)
Foreign currency translation and other	17.6	(2.4)	(15.0)	0.2

Balance as of September 28, 2002	$957.2	$1,015.6	$856.1	$2,828.9

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     In addition, as of January 1, 2002, the Company no longer amortizes goodwill. The following table presents net income (loss) and net income (loss) per share information as if goodwill were no longer amortized as of January 1, 2001 (in millions, except per share data):

		Goodwill
		Amortization,
	Reported	Net of Tax	Adjusted

Three months ended September 28, 2002
Net income	$61.6	$—	$61.6
Basic net income per share	$0.94	$—	$0.94
Diluted net income per share	$0.91	$—	$0.91
Three months ended September 29, 2001
Net income	$15.7	$18.8	$34.5
Basic net income per share	$0.24	$0.30	$0.54
Diluted net income per share	$0.24	$0.29	$0.53
Nine months ended September 28, 2002
Net loss	$(105.0)	$—	$(105.0)
Basic net loss per share	$(1.61)	$—	$(1.61)
Diluted net loss per share	$(1.57)	$—	$(1.57)
Nine months ended September 29, 2001
Net income	$75.1	$57.1	$132.2
Basic net income per share:	$1.18	$0.89	$2.07
Diluted net income per share:	$1.15	$0.88	$2.03

(7) Long-Term Debt

     A summary of long-term debt and the related weighted average interest rates, including the effect of hedging activities described in Note 12, is shown below (in millions):

	September 28, 2002		December 31, 2001

	Long-Term	Weighted Average	Long-Term	Weighted Average
	Debt	Interest Rate	Debt	Interest Rate

Credit agreements	$156.0	7.05%	$714.3	6.83%
Other	79.6	5.08%	86.3	4.73%

	235.6		800.6
Less — current portion	(3.5)		(129.5)

	232.1		671.1

Zero-coupon Convertible Senior Notes, due 2022	257.4	4.75%	—	N/A
8.125% Senior Notes, due 2008	245.4	8.125%	222.8	8.125%
8.11% Senior Notes, due 2009	800.0	8.11%	800.0	8.11%
7.96% Senior Notes, due 2005	600.0	6.57%	600.0	6.95%

	1,902.8		1,622.8

Long-term debt	$2,134.9		$2,293.9

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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

     In March 2001, the Company replaced its $2.1 billion revolving credit facility in order to extend its maturity and reduce commitments. As a result, interest rates and fees thereunder were adjusted to then-current market rates. In addition, the Company amended its other primary credit facilities at the same time. The Company’s primary credit facilities now consist of a $1.7 billion amended and restated credit facility, which matures on March 26, 2006, a $500 million revolving credit facility, which matures on May 4, 2004, and a $500 million term loan, having scheduled amortization which began on October 31, 2000 and a final maturity on May 4, 2004. As of September 28, 2002, $150 million was outstanding under the term loan. On March 31, 2002, the Company adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections,” under which gains and losses associated with the extinguishment of debt are no longer classified as extraordinary. Accordingly, the write-off of deferred financing fees related to the $2.1 billion revolving credit facility, which totaled approximately $1.0 million, has been reclassified to other expense, net in the accompanying consolidated statement of income for the nine months ended September 29, 2001.

     In March 2001, the Company issued 8.125% senior notes due 2008 (the “Eurobonds”) in an aggregate principal amount of 250 million EUR (approximately $245.4 million based on the exchange rate in effect as of September 28, 2002). The offering of the Eurobonds was not registered under the Securities Act. On November 13, 2001, the Company completed an exchange offer of the Eurobonds for substantially identical notes registered under the Securities Act.

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

     Lear’s obligations under its primary credit facilities and senior notes are guaranteed, on a joint and several basis, by certain of its wholly-owned subsidiaries. See Note 14, “Supplemental Guarantor Condensed Consolidating Financial Statements.”

     In August 2001, the Company redeemed its 9.50% subordinated notes due 2006. The redemption was made at 104.75% of the aggregate principal amount of the notes. In May 2001, the Company redeemed its 8.25% subordinated notes due 2002. The redemption was made at par. The redemptions were financed through borrowings under the Company’s primary credit facilities. The redemption premium and the write-off of deferred financing fees related to the 9.50% subordinated notes due 2006 totaled

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

approximately $12.0 million, which has been reclassified to other expense, net in the accompanying consolidated statements of income for the three and nine months ended September 29, 2001 in accordance with SFAS No. 145.

(8) Net Income (Loss) Per Share

     Basic net income (loss) per share is computed using the weighted average common shares outstanding during the period. Diluted net income (loss) per share is computed using the average share price during the period when calculating the dilutive effect of common stock equivalents. A summary of shares outstanding is shown below:

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Weighted average shares outstanding	65,712,273	64,090,128	65,236,032	63,897,290
Dilutive effect of common stock equivalents	1,772,824	1,473,838	1,831,905	1,330,102

Diluted shares outstanding	67,485,097	65,563,966	67,067,937	65,227,392

     Certain options were not included in the computation of diluted shares outstanding, as inclusion would have resulted in antidilution. A summary of these options and their exercise prices is shown below:

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Antidilutive options	611,250	2,090,650	611,250	3,521,550
Exercise price	$54.22	$37.00 - $54.22	$54.22	$35.93 - $54.22

(9) Comprehensive Income (Loss)

     Comprehensive income (loss) is defined as all changes in a Company’s net assets except changes resulting from transactions with stockholders. It differs from net income (loss) in that certain items currently recorded in equity would be a part of comprehensive income (loss). A summary of comprehensive income (loss) is shown below (in millions):

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Net income (loss)	$61.6	$15.7	$(105.0)	$75.1
Other comprehensive loss:
Derivative instruments and hedging activities	(10.1)	(24.7)	(30.1)	(32.2)
Foreign currency translation adjustment	(7.0)	8.3	23.1	(46.8)

Other comprehensive loss	(17.1)	(16.4)	(7.0)	(79.0)

Comprehensive income (loss)	$44.5	$(0.7)	$(112.0)	$(3.9)

(10) Pre-Production Costs Related to Long-Term Supply Agreements

     The Company incurs pre-production engineering, research and development (“ER&D”) and tooling costs related to the products produced for its customers under long-term supply agreements. The Company expenses all pre-production ER&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, the Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which the customer has not provided a noncancelable right to use the tooling. During the first nine months of 2002 and 2001, the Company capitalized $104.9 million and $68.4 million, respectively, of pre-production ER&D costs for products to be supplied under long-term supply agreements for which reimbursement is contractually guaranteed by the customer and $296.8 million and $144.5 million, respectively, of pre-production tooling costs for products to be supplied under long-term supply agreements related to Company-owned tools as well as customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a noncancelable right to use the tooling.

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

     A summary of revenues from external customers and other financial information, including operating income before amortization (“EBITA”), by reportable operating segment is shown below (in millions):

	Three Months Ended September 28, 2002

			Electronic and
	Seating	Interior	Electrical	Other	Consolidated

Revenues from external customers	$2,264.3	$608.9	$464.2	$—	$3,337.4
EBITA	118.2	33.7	59.2	(52.2)	158.9
Depreciation	33.3	25.9	17.1	(1.0)	75.3
Capital expenditures	26.2	24.6	18.4	1.6	70.8
Total assets	2,730.5	1,477.8	884.3	2,600.9	7,693.5

	Three Months Ended September 29, 2001

			Electronic and
	Seating	Interior	Electrical	Other	Consolidated

Revenues from external customers	$2,117.1	$569.4	$419.2	$1.0	$3,106.7
EBITA	100.7	45.8	34.0	(43.0)	137.5
Depreciation	30.6	23.8	17.0	0.2	71.6
Capital expenditures	36.6	21.8	9.7	1.6	69.7
Total assets	2,664.7	1,441.4	986.8	2,719.5	7,812.4

	Nine Months Ended September 28, 2002

			Electronic and
	Seating	Interior	Electrical	Other	Consolidated

Revenues from external customers	$7,253.7	$1,906.2	$1,504.3	$—	$10,664.2
EBITA	364.5	108.2	173.1	(149.5)	496.3
Depreciation	98.7	74.9	50.0	(0.6)	223.0
Capital expenditures	58.6	57.9	53.3	3.5	173.3
Total assets	2,730.5	1,477.8	884.3	2,600.9	7,693.5

	Nine Months Ended September 29, 2001

			Electronic and
	Seating	Interior	Electrical	Other	Consolidated

Revenues from external customers	$6,951.9	$1,847.4	$1,416.7	$3.7	$10,219.7
EBITA	310.6	145.0	122.1	(125.7)	452.0
Depreciation	96.5	77.8	53.1	(0.2)	227.2
Capital expenditures	65.3	59.0	29.7	3.4	157.4
Total assets	2,664.7	1,441.4	986.8	2,719.5	7,812.4

(12) Financial Instruments

     Several of the Company’s European subsidiaries factor their accounts receivable with financial institutions subject to limited recourse provisions. The amount of such factored receivables, which is not included in accounts receivable in the consolidated balance sheets as of September 28, 2002 and December 31, 2001, was $176.9 million and $183.7 million, respectively.

Asset-backed Securitization Agreement

     The Company and its subsidiaries sold to a wholly-owned special purpose corporation adjusted accounts receivable totaling $1.0 billion during each of the three month periods ended September 28, 2002 and September 29, 2001 and $3.3 billion and $3.1 billion during the nine months ended September 28, 2002 and September 29, 2001, respectively, under an asset-backed securitization facility

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(the “ABS facility”) and recognized a discount of $1.4 million and $3.1 million in the three months ended September 28, 2002 and September 29, 2001, respectively, and $4.2 million and $13.2 million in the nine months ended September 28, 2002 and September 29, 2001, respectively. This discount is reflected as other expense, net in the consolidated statements of income for the three and nine months ended September 28, 2002 and September 29, 2001.

     The special purpose corporation purchases the receivables from the Company and several of its U.S. subsidiaries and then simultaneously transfers undivided interests in the receivables to certain bank conduits, which fund their purchases through the issuance of commercial paper. The Company continues to service the transferred receivables and receives an annual servicing fee of 1.0% of the sold receivables. The conduit investors and the special purpose corporation have no recourse to the Company’s or its subsidiaries’ other assets for the failure of the accounts receivable obligors to pay timely on the accounts receivable. With respect to the sold receivables, the Company’s retained interest is subordinated to the bank conduits’ undivided purchased interests. The sold receivables servicing portfolio amounted to $571.6 million as of September 28, 2002, of which undivided interests in $257.5 million of receivables have been transferred to the bank conduits and are excluded from accounts receivable, net in the accompanying consolidated balance sheet as of September 28, 2002.

     The following table summarizes certain cash flows received from and paid to the special purpose corporation (in millions):

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Proceeds from new securitizations	$—	$—	$—	$300.0
Proceeds from collections reinvested in securitizations	1,105.1	1,072.3	3,349.2	2,584.1
Servicing fees received	1.3	1.3	4.1	3.7

Derivative Instruments and Hedging Activities

     Forward foreign exchange, futures and option contracts — The Company uses forward foreign exchange, futures and option contracts to reduce the effect of fluctuations in foreign exchange rates on short-term, foreign currency denominated intercompany transactions and other known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Canadian Dollar, the European Euro and the Mexican Peso. Forward foreign exchange and futures contracts are accounted for as fair value hedges when the hedged item is a recognized asset or liability or an unrecognized firm commitment. As of September 28, 2002, contracts representing $0.7 billion of notional amount were outstanding with maturities of less than three months. The fair value of these contracts as of September 28, 2002 was approximately $1.7 million. Forward foreign exchange, futures and option contracts are accounted for as cash flow hedges when the hedged item is a forecasted transaction or the variability of cash flows to be paid or received relates to a recognized asset or liability. As of September 28, 2002, contracts representing $0.9 billion of notional amount were outstanding with maturities of less than 18 months. The fair value of these contracts as of September 28, 2002 was approximately $(21.3) million.

     Interest rate swap contracts — The Company uses interest rate swap contracts to manage its exposure to fluctuations in interest rates. Interest rate swap contracts which fix the interest payments of certain floating rate debt instruments are accounted for as cash flow hedges. Interest rate swap contracts which hedge the change in fair market value of certain fixed rate debt instruments are accounted for as fair value hedges. As of September 28, 2002, contracts representing $1.0 billion of notional amount were outstanding with maturity dates of June 2003 through May 2005. Of these contracts, $0.7 billion swap variable rate debt for fixed rate debt and $0.3 billion swap fixed rate debt for variable rate debt. The fair value of these interest rate swap agreements is subject to changes in value due to changes in interest rates. The fair value of outstanding interest rate swap agreements as of September 28, 2002 was approximately $(5.5) million.

     As of September 28, 2002 and September 29, 2001, a net loss of approximately $43.2 million and $32.2 million, respectively, related to derivative instruments and hedging activities was recorded in accumulated other comprehensive loss. As of September 28, 2002, all cash flow hedges mature within 15 months, and all fair value hedges of the Company’s fixed rate debt instruments mature within 32 months. During the twelve month period ending September 27, 2003, the Company expects to reclassify into earnings net losses of approximately $38.4 million recorded in accumulated other comprehensive loss. Such losses will be reclassified at the time the

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

underlying hedged transactions are realized. During the three and nine months ended September 28, 2002 and September 29, 2001, amounts recognized in the consolidated statements of income related to changes in the fair value of cash flow and fair value hedges excluded from the effectiveness assessments and the ineffective portion of changes in the fair value of cash flow and fair value hedges were not material.

     Non-U.S. dollar financing transactions — The Company has designated its Euro-denominated senior notes (Note 7) as a net investment hedge of long-term investments in its Euro-functional subsidiaries. As of September 28, 2002, the amount recorded in cumulative translation adjustment related to the effective portion of the net investment hedge of foreign operations was a loss of approximately $22.0 million.

(13) Stock Option Plans

The Company currently applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for stock options issued under its stock options plans. Accordingly, compensation cost is calculated as the difference between the exercise price of the option and the market value of the stock at the date the option was granted. Effective January 1, 2003, the Company intends to adopt the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” under which compensation cost for subsequent stock option grants will be determined based on the fair value of the option at the date the option is granted. The resulting compensation cost will be amortized over the vesting period of the option. In 2003, the adoption of SFAS No. 123 is expected to reduce net income per share by approximately $0.07 per share, assuming a similar mid-year option grant, consistent with prior years.

(14) Supplemental Guarantor Condensed Consolidating Financial Statements

	September 28, 2002

			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$0.4	$2.9	$83.1	$—	$86.4
Accounts receivable, net	4.0	409.5	1,359.6	—	1,773.1
Inventories	12.7	186.4	298.3	—	497.4
Recoverable customer engineering and tooling	0.1	62.2	113.0	—	175.3
Other	65.1	115.9	89.5	—	270.5

Total current assets	82.3	776.9	1,943.5	—	2,802.7

LONG-TERM ASSETS:
Property, plant and equipment, net	106.6	749.0	809.3	—	1,664.9
Goodwill, net	100.2	1,903.1	825.6	—	2,828.9
Investment in subsidiaries	887.1	999.5	—	(1,886.6)	—
Other	113.5	94.3	189.2	—	397.0

Total long-term assets	1,207.4	3,745.9	1,824.1	(1,886.6)	4,890.8

	$1,289.7	$4,522.8	$3,767.6	$(1,886.6)	$7,693.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$60.0	$0.5	$27.5	$—	$88.0
Accounts payable and drafts	118.1	832.7	1,240.5	—	2,191.3
Accrued liabilities	186.2	442.0	574.9	—	1,203.1
Current portion of long-term debt	—	0.2	3.3	—	3.5

Total current liabilities	364.3	1,275.4	1,846.2	—	3,485.9

LONG-TERM LIABILITIES:
Long-term debt	2,101.7	11.0	22.2	—	2,134.9
Intercompany accounts, net	(2,896.1)	2,985.2	(89.1)	—	—
Other	225.2	153.8	199.1	—	578.1

Total long-term liabilities	(569.2)	3,150.0	132.2	—	2,713.0

STOCKHOLDERS’ EQUITY	1,494.6	97.4	1,789.2	(1,886.6)	1,494.6

	$1,289.7	$4,522.8	$3,767.6	$(1,886.6)	$7,693.5

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(14) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(14) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	For the Three Months Ended September 28, 2002

			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated

	(Unaudited)
Net sales	$238.4	$1,791.8	$1,848.7	$(541.5)	$3,337.4
Cost of sales	230.4	1,622.3	1,741.9	(541.5)	3,053.1
Selling, general and administrative expenses	25.5	50.6	49.3	—	125.4
Interest expense	19.8	20.6	11.2	—	51.6
Intercompany (income) expense, net	(103.5)	98.0	5.5	—	—
Other (income) expense, net	5.6	10.3	(1.3)	—	14.6

Income (loss) before provision for income taxes and equity in net (income) loss of subsidiaries	60.6	(10.0)	42.1	—	92.7
Provision for income taxes	6.6	18.1	6.4	—	31.1
Equity in net (income) loss of subsidiaries	(7.6)	36.7	—	(29.1)	—

Net income (loss)	$61.6	$(64.8)	$35.7	$29.1	$61.6

	For the Three Months Ended September 29, 2001

			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated

	(Unaudited)
Net sales	$229.8	$1,703.5	$1,748.4	$(575.0)	$3,106.7
Cost of sales	217.5	1,572.0	1,632.4	(575.0)	2,846.9
Selling, general and administrative expenses	32.2	49.1	41.0	—	122.3
Amortization of goodwill	0.9	14.8	6.8	—	22.5
Interest expense	33.6	16.4	10.6	—	60.6
Intercompany (income) expense, net	(81.0)	74.6	6.4	—	—
Other (income) expense, net	13.9	16.2	(2.4)	—	27.7

Income (loss) before provision (credit) for income taxes and equity in net income of subsidiaries	12.7	(39.6)	53.6	—	26.7
Provision (credit) for income taxes	(2.4)	(28.8)	42.2	—	11.0
Equity in net income of subsidiaries	(0.6)	(85.4)	—	86.0	—

Net income	$15.7	$74.6	$11.4	$(86.0)	$15.7

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(14) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	For the Nine Months Ended September 28, 2002

			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated

	(Unaudited)
Net sales	$779.3	$5,707.6	$5,873.9	$(1,696.6)	$10,664.2
Cost of sales	777.0	5,169.3	5,528.3	(1,696.6)	9,778.0
Selling, general and administrative expenses	85.7	144.6	159.6	—	389.9
Interest expense	66.9	58.7	33.6	—	159.2
Intercompany (income) expense, net	(337.6)	296.4	41.2	—	—
Other expense, net	17.5	26.5	2.1	—	46.1

Income before provision for income taxes, equity in net loss of subsidiaries and cumulative effect of a change in accounting principle	169.8	12.1	109.1	—	291.0
Provision for income taxes	14.4	39.0	44.1	—	97.5
Equity in net loss of subsidiaries	260.4	10.7	—	(271.1)	—

Income (loss) before cumulative effect of a change in accounting principle	(105.0)	(37.6)	65.0	271.1	193.5
Cumulative effect of a change in accounting principle, net of tax	—	181.2	117.3	—	298.5

Net loss	$(105.0)	$(218.8)	$(52.3)	$271.1	$(105.0)

	For the Nine Months Ended September 29, 2001

			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated

	(Unaudited)
Net sales	$724.2	$5,548.9	$5,780.8	$(1,834.2)	$10,219.7
Cost of sales	725.5	5,087.4	5,404.5	(1,834.2)	9,383.2
Selling, general and administrative expenses	82.8	145.0	156.7	—	384.5
Amortization of goodwill	2.7	44.7	19.8	—	67.2
Interest expense	66.7	94.5	35.2	—	196.4
Intercompany (income) expense, net	(262.2)	234.3	27.9	—	—
Other expense, net	23.0	9.1	27.0	—	59.1

Income (loss) before provision (credit) for income taxes and equity in net income of subsidiaries	85.7	(66.1)	109.7	—	129.3
Provision (credit) for income taxes	23.1	(21.8)	52.9	—	54.2
Equity in net income of subsidiaries	(12.5)	(149.4)	—	161.9	—

Net income	$75.1	$105.1	$56.8	$(161.9)	$75.1

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(14) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	For the Nine Months Ended September 28, 2002

			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated

	(Unaudited)
Net cash provided by operating activities	$204.3	$(16.6)	$182.4	$—	$370.1
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(13.2)	(85.3)	(74.8)	—	(173.3)
Other, net	(29.6)	31.9	5.0	—	7.3

Net cash used in investing activities	(42.8)	(53.4)	(69.8)	—	(166.0)

Cash Flows from Financing Activities:
Senior notes	250.3	—	—		250.3
Long-term borrowings, net	(530.1)	(4.2)	(4.1)	—	(538.4)
Short-term borrowings, net	30.0	0.5	(8.9)	—	21.6
Proceeds from sale of common stock	47.4	—	—	—	47.4
Increase (decrease) in drafts	44.7	(1.4)	(13.7)	—	29.6
Other, net	0.1	—	0.5		0.6
Change in intercompany accounts	(1.4)	64.1	(62.7)	—	—

Net cash used in financing activities	(159.0)	59.0	(88.9)	—	(188.9)

Effect of foreign currency translation	—	7.1	(23.5)	—	(16.4)

Net Change in Cash and Cash Equivalents	2.5	(3.9)	0.2	—	(1.2)
Cash and Cash Equivalents at Beginning of Period	(2.1)	6.8	82.9	—	87.6

Cash and Cash Equivalents at End of Period	$0.4	$2.9	$83.1	$—	$86.4

	For the Nine Months Ended September 29, 2001

			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated

	(Unaudited)
Net cash provided by operating activities	$265.5	$309.8	$65.4	$—	$640.7
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(16.0)	(54.3)	(87.1)	—	(157.4)
Net proceeds from disposition of businesses and other assets	—	44.7	—	—	44.7
Other, net	—	—	11.9	—	11.9

Net cash used in investing activities	(16.0)	(9.6)	(75.2)	—	(100.8)

Cash Flows from Financing Activities:
Senior notes	223.4	—	—		223.4
Long-term borrowings, net	(649.8)	5.3	(44.9)	—	(689.4)
Short-term borrowings, net	(36.5)	(1.5)	(11.8)	—	(49.8)
Increase (decrease) in drafts	59.5	(49.5)	(22.4)	—	(12.4)
Change in intercompany accounts	125.8	(266.4)	140.6	—	—
Other, net	1.5	—	—	—	1.5

Net cash used in financing activities	(276.1)	(312.1)	61.5	—	(526.7)

Effect of foreign currency translation	—	3.6	(14.4)	—	(10.8)

Net Change in Cash and Cash Equivalents	(26.6)	(8.3)	37.3	—	2.4
Cash and Cash Equivalents at Beginning of Period	7.2	10.1	81.5	—	98.8

Cash and Cash Equivalents at End of Period	$(19.4)	$1.8	$118.8	$—	$101.2

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(14) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

     Basis of Presentation — Certain of the Company’s wholly-owned subsidiaries (the “Guarantors”) have irrevocably and unconditionally fully guaranteed, on a joint and several basis, the punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all of the Company’s obligations under the indentures governing the Company’s senior notes, including the Company’s obligations to pay principal, premium, if any, and interest with respect to the senior notes. The senior notes consist of $600 million aggregate principal amount of 7.96% senior notes due May 15, 2005, $800 million aggregate principal amount of 8.11% senior notes due May 15, 2009, 250 million EUR aggregate principal amount of 8.125% senior notes due 2008 and $640 million aggregate principal amount at maturity of zero-coupon convertible senior notes due 2022. The Guarantors under the indentures are Lear Operations Corporation, Lear Corporation Automotive Holdings (formerly, UT Automotive), Lear Seating Holdings Corp. #50, Lear Corporation EEDS and Interiors, Lear Corporation Automotive Systems, Lear Technologies, LLC, Lear Midwest Automotive Limited Partnership, Lear Automotive (EEDS) Spain S.L. and Lear Corporation Mexico, S.A. de C.V. In lieu of providing separate unaudited financial statements for the Guarantors, the Company has included the unaudited condensed consolidating financial statements above. All supplemental guarantor condensed consolidating financial statements reflect Lear Operations Corporation, Lear Corporation Automotive Holdings, Lear Seating Holdings Corp. #50, Lear Corporation EEDS and Interiors, Lear Corporation Automotive Systems, Lear Technologies, LLC, Lear Midwest Automotive Limited Partnership, Lear Automotive (EEDS) Spain S.L. and Lear Corporation Mexico, S.A. de C.V. as Guarantors for all periods presented. Management does not believe that separate financial statements of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented.

     Distributions — There are no significant restrictions on the ability of the Guarantors to make distributions to the Company.

     Selling and Administrative Expenses — The Parent allocated $29.9 million and $27.5 million in the three months ended September 28, 2002 and September 29, 2001, respectively, and $66.5 million and $70.3 million in the nine months ended September 28, 2002 and September 29, 2001, respectively, of corporate selling and administrative expenses to its operating subsidiaries. The allocations were based on various factors, which estimate usage of particular corporate functions, and in certain instances, other relevant factors, such as the revenues or the number of employees of the Company’s subsidiaries.

     Long-term debt of the Parent and the Guarantors — A summary of long-term debt of the Parent and the Guarantors on a combined basis is shown below (in millions):

	September 28,	December 31,
	2002	2001

Senior notes	$1,902.8	$1,622.8
Credit agreements	156.0	714.3
Other long-term debt	54.1	60.6

	2,112.9	2,397.7
Less — current portion	(0.2)	(125.3)

	$2,112.7	$2,272.4

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

     Our operations are directly related to automotive vehicle production. Automotive sales and production are cyclical and can be affected by numerous factors, including general economic conditions, labor relations issues and regulatory factors. Automotive production in North America and Western Europe declined in 2001. In 2002, we currently expect automotive production to continue its modest rebound in North America and to be similar to 2001 in Western Europe. In the fourth quarter of 2001, we began to implement a restructuring plan to consolidate our operations and align our capacity and operations with existing market conditions. As a result of this restructuring plan, we recorded pre-tax charges of $149 million.

     In addition to overall automotive vehicle production, our operating results are significantly impacted by the commercial success of the vehicle platforms for which we supply products and the market share of our customers. General Motors and Ford and their respective affiliates accounted for approximately 60% of our net sales in 2001. A loss of significant business from General Motors or Ford, or a decrease in business with respect to a significant automobile model, could materially and negatively affect our operating results. In addition, Fiat, a significant customer, recently announced that it is expecting decreased production levels. A loss of significant business from Fiat could materially and negatively affect our operating results, particularly in the short-term.

     Moreover, there is substantial and continuing pressure on suppliers from the automotive manufacturers to reduce costs while at the same time assuming greater responsibility for the design, development, engineering and integration of interior products. Our customers impose annual selling price reductions on most of the products we supply. Our profitability is significantly dependent on our ability to implement cost reductions in either our processes or those of our customers which offset or exceed these customer-mandated price reductions.

     For a more detailed description of other factors that have or may significantly impact our business, results of operations or financial condition, please refer to “— Forward-Looking Statements” and Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2001.

RESULTS OF OPERATIONS

Three Months Ended September 28, 2002 vs. Three Months Ended September 29, 2001

     Net sales were $3.3 billion in the third quarter of 2002 as compared to $3.1 billion in the third quarter of 2001, an increase of 7.4%. New business, increased production volumes on existing programs, net of selling price reductions, in North America and foreign exchange rate fluctuations, which favorably impacted net sales by $126 million, $100 million and $50 million, respectively, were partially offset by lower production volumes in both Western Europe and South America and the effect of our earlier period divestitures, which negatively impacted net sales by $40 million and $5 million, respectively.

     Gross profit and gross margin were $284 million and 8.5% in the quarter ended September 28, 2002 as compared to $260 million and 8.4% in the quarter ended September 29, 2001. The positive impact of new business, increased North American production volumes and foreign exchange rate fluctuations, which contributed $7 million, $17 million and $2 million, respectively, to the increase in gross profit, was partially offset by the negative impact of decreased Western European and South American production volumes, which reduced gross profit by $5 million.

     Selling, general and administrative expenses, including research and development, were $125 million in the three months ended September 28, 2002 as compared to $122 million in the three months ended September 29, 2001. As a percentage of net sales, selling, general and administrative expenses were 3.8% in the third quarter of 2002 and 3.9% in the third quarter of 2001.

LEAR CORPORATION

     Interest expense was $52 million in the third quarter of 2002 as compared to $61 million in the third quarter of 2001. Our reduced debt balance and lower interest rates favorably impacted interest expense by $7 million and $5 million, respectively.

     Other expense, which includes state and local taxes, foreign currency exchange, minority interest in consolidated subsidiaries, equity in net income of affiliates and other non-operating expenses, was $15 million in the three months ended September 28, 2002 as compared to $28 million in the three months ended September 29, 2001. During the third quarter of 2001, we recorded a redemption premium and a write-off of deferred financing fees totaling $12 million related to our 9.50% subordinated notes due 2006. Excluding this non-recurring transaction, other expense was $16 million in the three months ended September 29, 2001.

     The provision for income taxes was $31 million, representing an effective tax rate of 33.5%, in the current quarter as compared to $11 million, representing an effective tax rate of 41.2%, in the same quarter a year ago. After adjusting for the redemption premium and the write-off of deferred financing fees, referred to in the previous paragraph, as well as for the impact of no longer amortizing goodwill, as required under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” our effective tax rate in the quarter ended September 29, 2001 was 31.7%.

     Net income in the third quarter of 2002 was $62 million, or $0.91 per diluted share, as compared to $16 million, or $0.24 per diluted share, in the third quarter of 2001. On January 1, 2002, we adopted the provisions of SFAS No. 142, which provide for the discontinuance of the amortization of goodwill. Had we discontinued the amortization of goodwill on January 1, 2001, net income in the third quarter of 2001 would have been $35 million, or $0.53 per diluted share.

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

Seating

     Seating net sales were $2.3 billion in the third quarter of 2002 as compared to $2.1 billion in the third quarter of 2001, an increase of 7.0%. New business and increased production volumes on existing programs, net of selling price reductions, favorably impacted net sales by $108 million. Foreign exchange rate fluctuations also benefited net sales by $38 million. Operating income before amortization and operating margin before amortization were $118 million and 5.2% in the third quarter of 2002 as compared to $101 million and 4.8% in the third quarter of 2001. The positive impact of new business and increased production volumes, net of selling price reductions, contributed $10 million to the increase in operating income before amortization. Foreign exchange rate fluctuations also resulted in an increase of $1 million. These increases were partially offset by a $2 million increase in start-up expenses.

Interior

     Interior net sales were $609 million in the third quarter of 2002 as compared to $569 million in the third quarter of 2001, an increase of 6.9%. New business and increased production volumes on existing programs, net of selling price reductions, favorably impacted net sales by $39 million. Foreign exchange rate fluctuations also benefited net sales by $5 million. These increases were partially offset by the effect of our divestitures, which negatively impacted net sales by $5 million. Operating income before amortization and operating margin before amortization were $34 million and 5.5% in the three months ended September 28, 2002 as compared to $46 million and 8.0% in the three months ended September 29, 2001. Selling price reductions, offset by new business and increased production volumes, negatively impacted operating income before amortization by $4 million. Operating income before amortization was also negatively impacted by an $8 million increase in start-up expenses related to several difficult European program launches and by $2 million related to foreign exchange rate fluctuations.

Electronic and Electrical

     Electronic and electrical net sales were $464 million in the third quarter of 2002 as compared to $419 million in the third quarter of 2001, an increase of 10.7%. New business and increased production volumes on existing programs, net of selling price reductions, favorably impacted net sales by $38 million. Foreign exchange rate fluctuations also benefited net sales by $7 million. Operating income before amortization and operating margin before amortization were $59 million and 12.8% in the quarter ended September 28, 2002 as compared to $34 million and 8.1% in the quarter ended September 29, 2001. The positive impact of new business and

LEAR CORPORATION

increased production volumes, net of selling price reductions, contributed $13 million to the increase. Foreign exchange rate fluctuations also resulted in an increase of $3 million.

Nine Months Ended September 28, 2002 vs. Nine Months Ended September 29, 2001

     Net sales were $10.7 billion in the first nine months of 2002 as compared to $10.2 billion in the first nine months of 2001, an increase of 4.3%. New business and increased production volumes on existing programs in North America, which favorably impacted net sales by $452 million and $286 million, respectively, were partially offset by lower production volumes in both Western Europe and South America, foreign exchange rate fluctuations and the effect of our earlier period divestitures, which negatively impacted net sales by $222 million, $48 million and $24 million, respectively.

     Gross profit and gross margin were $886 million and 8.3% in the nine months ended September 28, 2002 as compared to $837 million and 8.2% in the nine months ended September 29, 2001. The positive impact of new business and increased North American production volumes, which contributed $24 million and $49 million, respectively, to the increase in gross profit, was partially offset by the negative impact of decreased Western European and South American production volumes and launch activity on certain European programs, which reduced gross profit by $32 million.

     Selling, general and administrative expenses, including research and development, were $390 million in the first nine months of 2002 as compared to $385 million in the first nine months of 2001. As a percentage of net sales, selling, general and administrative expenses were 3.7% in the nine months ended September 28, 2002 and 3.8% in the nine months ended September 29, 2001.

     Cost of goods sold and selling, general and administrative expenses for the nine months ended September 29, 2001, each included net severance costs of $5 million related to actions to reduce our cost base, which were completed during the first nine months of 2001. Approximately, 4,800 employees in our worldwide workforce were terminated during this period.

     Interest expense was $159 million in the nine months ended September 28, 2002 as compared to $196 million in the nine months ended September 29, 2001. Our reduced debt balance and lower interest rates favorably impacted interest expense by $25 million and $15 million, respectively.

     Other expense, which includes state and local taxes, foreign currency exchange, minority interest in consolidated subsidiaries, equity in net income of affiliates and other non-operating expenses, was $46 million in the nine months ended September 28, 2002 as compared to $59 million in the nine months ended September 29, 2001. During the first quarter of 2001, we recorded a gain of $12 million related to the sale of our Spanish wire business as well as a loss of $3 million related to the write-down of certain other assets to net realizable value. In addition, during the first nine months of 2001, we recorded a redemption premium and a write-off of deferred financing fees totaling $13 million related to our 9.50% subordinated notes due 2006 and our $2.1 billion credit agreement and recognized a discount of $13 million, of which $3 million was non-recurring, related to the transfer of accounts receivable under our asset-backed securitization facility (the “ABS facility”). Excluding these non-recurring transactions, other expense was $52 million in the nine months ended September 29, 2001.

     The provision for income taxes was $98 million, representing an effective tax rate of 33.5%, in the current period as compared to $54 million, representing an effective tax rate of 41.9%, in the same period a year ago. After adjusting for the sale of our Spanish wire business, the write-down of certain other assets to net realizable value, the redemption premium, the write-off of deferred financing fees and non-recurring ABS facility and severance costs, as well as for the impact of no longer amortizing goodwill, as required under SFAS No. 142, our effective tax rate in the nine months ended September 29, 2001 was 31.8%.

     Net income (loss) in the first nine months of 2002 was $(105.0) million, or $(1.57) per diluted share, as compared to $75 million, or $1.15 per diluted share, in the first nine months of 2001. On January 1, 2002, we adopted SFAS No. 142, under which goodwill is no longer amortized but is subject to annual impairment analysis. As a result of our impairment analysis, we recorded impairment charges of $310.8 million ($298.5 million after tax) as of January 1, 2002. Excluding these charges, net income in the nine months ended September 28, 2002 was $194 million, or $2.89 per diluted share. In addition, had we discontinued the amortization of goodwill on January 1, 2001, net income in the nine months ended September 29, 2001 would have been $132 million, or $2.03 per diluted share.

LEAR CORPORATION

Reportable Operating Segments

Seating

     Seating net sales were $7.3 billion in the nine months ended September 28, 2002 as compared to $7.0 billion in the nine months ended September 29, 2001, an increase of 4.3%. New business and increased production volumes on existing programs, net of selling price reductions, favorably impacted net sales by $347 million, while foreign exchange rate fluctuations negatively impacted net sales by $48 million. Operating income before amortization and operating margin before amortization were $365 million and 5.0% in the first nine months of 2002 as compared to $311 million and 4.5% in the first nine months of 2001. The positive impact of new business and increased production volumes, net of selling price reductions and start-up expenses, contributed $38 million to the increase.

Interior

     Interior net sales were $1.9 billion in the first nine months of 2002 as compared to $1.8 billion in the first nine months of 2001, an increase of 3.2%. New business and increased production volumes on existing programs, net of selling price reductions, which favorably impacted net sales by $82 million, were partially offset by the effect of our earlier period divestitures, which negatively impacted net sales by $24 million. Operating income before amortization and operating margin before amortization were $108 million and 5.7% in the nine months ended September 28, 2002 as compared to $145 million and 7.8% in the nine months ended September 29, 2001. Selling price reductions, offset by new business and increased production volumes, negatively impacted operating income before amortization by $21 million. The impact of several difficult European program launches and foreign exchange rate fluctuations also reduced operating income before amortization.

Electronic and Electrical

     Electronic and electrical net sales were $1.5 billion in the first nine months of 2002 as compared to $1.4 billion in the first nine months of 2001, an increase of 6.2%. New business and increased production volumes on existing programs, net of selling price reductions, favorably impacted net sales by $87 million. Operating income before amortization and operating margin before amortization were $173 million and 11.5% in the nine months ended September 28, 2002 as compared to $122 million and 8.6% in the nine months ended September 29, 2001. The positive impact of new business and increased production volumes, net of selling price reductions, contributed $24 million to the increase. Operating income before amortization also benefited by $5 million from foreign exchange rate fluctuations as well as from improved plant performance.

Restructuring and Other Charges

2001

     In order to better align our operations and capacity in response to reductions in global automotive production volumes, in the fourth quarter of 2001, we began to implement a restructuring plan. This restructuring plan is designed to consolidate some of our operations and to improve overall efficiencies and our long-term competitive position. Several of these actions involve the relocation of businesses to improve factory utilization. We expect the net personnel reduction to be approximately 6,500 employees. As a result of this restructuring plan, we recorded pre-tax charges of $149 million in the fourth quarter of 2001, including $141 million recorded as cost of goods sold and $8 million recorded as selling, general and administrative expenses. Significant activities included in the restructuring plan are as follows:

•	Consolidation of North and South American regions. We have implemented a plan to consolidate certain manufacturing and administrative functions in North and South America. As a result, ten manufacturing and three warehouse facilities in North America and three manufacturing facilities in South America will be closed. The charges consist of severance costs of $32 million for 3,491 employees notified prior to December 31, 2001, asset impairment charges of $24 million, lease cancellation costs of $6 million and other facility closure costs of $3 million. As of September 28, 2002, nine of the manufacturing facilities and all of the warehouse facilities were closed and 2,547 of the employees had been terminated.

We also implemented a plan to consolidate certain administrative functions and to reduce the U.S. salaried workforce. We recorded a charge of $6 million for severance costs for 229 employees notified prior to December 31, 2001. As of September 28, 2002, 203 of the employees had been terminated.

•	Consolidation of European and Rest of World regions. We have implemented a plan to consolidate certain manufacturing and administrative functions in Europe and Rest of World. As a result, five manufacturing facilities will

LEAR CORPORATION

be closed. The charges consist of severance costs of $26 million for 4,290 employees notified prior to December 31, 2001, asset impairment charges of $27 million and other facility closure costs of $7 million. As of September 28, 2002, two of the facilities were closed and 4,115 of the employees had been terminated.

In addition, we recorded a charge of $15 million for severance costs for 1,506 employees in one country under Statement of Financial Accounting Standards (“SFAS”) No. 112, “Employers’ Accounting for Postemployment Benefits,” as we anticipate this to be the minimum aggregate severance payments that will be made in accordance with statutory requirements. As of September 28, 2002, 892 of the employees had been terminated.

We also implemented a plan to consolidate certain administrative functions and to reduce the European salaried workforce. We recorded a charge of $3 million for severance costs for 70 employees notified prior to December 31, 2001. As of September 28, 2002, 43 of the employees had been terminated.

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

1998

     In the fourth quarter of 1998, we began to implement a restructuring plan designed to reduce our cost structure and improve our long-term competitive position. As a result of this restructuring plan, the Company recorded pre-tax charges of $133 million, consisting of $111 million of restructuring charges and $23 million of other charges. This restructuring is complete. The remaining accrual of $7 million as of December 31, 2001 consists of long-term lease commitments related to closed European facilities, of which $1 million of payments were made during the first nine months of 2002.

UT Automotive

     During the second quarter of 1999, we began to implement restructuring plans designed to integrate the operations of UT Automotive, Inc. (“UT Automotive”), a wholly-owned operating unit of United Technologies Corporation. As a result of these restructuring plans, we recorded adjustments to the original purchase price allocation totaling $30 million in 1999 and 2000. The plans call for the termination of 899 employees, all of whom had been terminated as of September 28, 2002, and the closure of or exit from four facilities, all of which had been closed or vacated as of September 28, 2002. The remaining severance accrual of $1 million as of December 31, 2001 was reversed through goodwill in the first quarter of 2002, as actual severance payments were less than those accrued. The remaining closure cost accrual of $2 million as of December 31, 2001 relates to costs associated with the demolition of a closed facility, of which $1 million of costs were incurred during the first nine months of 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary liquidity needs are to fund capital expenditures, service indebtedness and support working capital requirements. Our primary sources of liquidity are cash flows from operating activities and borrowing availability under our primary credit facilities. A substantial portion of our operating income is generated by our subsidiaries. As a result, we are dependent on the earnings and cash flows of and the dividends, distributions or advances from our subsidiaries to provide the funds necessary to meet our obligations. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear.

Cash Flow

     Operating activities generated $370 million of cash in the first nine months of 2002 as compared to $641 million of cash during the first nine months of 2001. Excluding the net change in sales of receivables through the ABS facility and factoring arrangements, operating activities were a source of $398 million of cash in the nine months ended September 28, 2002 as compared to $342 million of cash in the nine months ended September 29, 2001. This increase was primarily the result of income before cumulative effect of a change in accounting principle, which improved by $118 million between periods, and was partially offset by a $71 million decrease in depreciation and amortization related to the implementation of SFAS No. 142. In addition, the net change in working capital items was a use of $52 million of cash in the first nine months of 2002 as compared to a use of $128 million of cash in the first nine months

LEAR CORPORATION

of 2001. Increases in accounts receivable and accounts payable were a use of $301 million of cash and a source of $111 million of cash, respectively, in the first nine months of 2002, both reflecting increased production levels in the current period. In addition, other current assets and accrued liabilities generated $193 million of cash in the first nine months of 2002, primarily as a result of the timing of payroll related payments, Mexican VAT payments, commercial settlements and interest payments, offset by the utilization of our restructuring accrual.

     Investing activities resulted in cash usage of $166 million in the nine months ended September 28, 2002 as compared to $101 million in the nine months ended September 29, 2001. This increase is primarily the result of a decline in proceeds from disposition of businesses and other assets, which generated $45 million of cash in the first nine months of 2001, as well as an increase in capital expenditures, which were $173 million in the current period as compared to $157 million in the same period a year ago. We currently anticipate capital expenditures of approximately $300 million in each of 2002 and 2003.

     Financing activities resulted in a cash usage of $189 million in the first nine months of the current year as compared to $527 million in the first nine months of the prior year, as the initial proceeds from the ABS facility were used to reduce debt under our primary credit facilities during the first nine months of 2001. In addition, the proceeds from the sale of common stock generated $47 million of cash in the current period.

Capitalization

     We utilize a combination of committed credit facilities and long-term notes to fund our capital expenditure and base working capital requirements. For the nine months ended September 28, 2002 and September 29, 2001, our average outstanding long-term debt balances were $2.3 billion and $2.7 billion, respectively. Weighted average long-term interest rates, including rates under our committed credit facilities and the effect of hedging activities, were 6.8% and 7.4% for the respective periods.

     We utilize uncommitted lines of credit to satisfy a portion of our short-term working capital requirements. For the nine months ended September 28, 2002 and September 29, 2001, our average outstanding unsecured short-term debt balances were $47 million and $33 million, respectively. Weighted average interest rates on the outstanding borrowings were 3.6% and 5.4% for the respective periods.

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

     In March 2001, we replaced our $2.1 billion revolving credit facility in order to extend its maturity and reduce commitments. As a result, interest rates and fees thereunder were adjusted to then-current market rates. In addition, we amended our other primary credit

LEAR CORPORATION

facilities at the same time. Our primary credit facilities now consist of a $1.7 billion amended and restated credit facility, which matures on March 26, 2006, a $500 million revolving credit facility, which matures on May 4, 2004, and a $500 million term loan, having scheduled amortization which began on October 31, 2000 and a final maturity on May 4, 2004. As of September 28, 2002, $150 million was outstanding under the term loan. On March 31, 2002, we adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections,” under which gains and losses associated with the extinguishment of debt are no longer classified as extraordinary. Accordingly, the write-off of deferred financing fees related to the $2.1 billion revolving credit facility, which totaled approximately $1.0 million ($0.6 million after tax), is reflected as other expense, net in the accompanying consolidated statement of income for the nine months ended September 29, 2001.

     Our primary credit facilities provide for scheduled term loan repayments of $75 million in 2003 and 2004. In addition, scheduled cash interest payments on our outstanding senior notes are $66 million in the last three months of 2002, $133 million in 2003 and $133 million in 2004. Accretion of interest on our zero-coupon convertible senior notes is reflected as an increase in the accreted value of the notes.

     In March 2001, we issued 8.125% senior notes due 2008 (the “Eurobonds”) in an aggregate principal amount of 250 million EUR (approximately $245 million based on the exchange rate in effect as of September 28, 2002). The offering of the Eurobonds was not registered under the Securities Act. On November 13, 2001, the Company completed an exchange offer of the Eurobonds for substantially identical notes registered under the Securities Act.

     As of September 28, 2002, we had $156 million outstanding under our primary credit facilities and $39 million committed under outstanding letters of credit, resulting in more than $2.0 billion of unused availability under our primary credit facilities. In addition to debt outstanding under our primary credit facilities, we had $2.0 billion of debt, including short-term borrowings, outstanding as of September 28, 2002, consisting primarily of $1.4 billion of senior notes due between 2005 and 2009, $257 million of zero-coupon convertible senior notes due 2022 and 250 million EUR (approximately $245 million based on the exchange rate in effect as of September 28, 2002) of senior notes due 2008.

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

     In August 2001, we redeemed our 9.50% subordinated notes due 2006. The redemption was made at 104.75% of the aggregate principal amount of the notes. In May 2001, we redeemed our 8.25% subordinated notes due 2002. The redemption was made at par. The redemptions were financed through borrowings under our primary credit facilities. The redemption premium and the write-off of deferred financing fees related to the 9.50% subordinated notes due 2006 totaled approximately $12.0 million ($7.3 million after tax), which is reflected as other expense, net in the accompanying consolidated statement of income for the nine months ended September 29, 2001 in accordance with SFAS No. 145.

     We have in place an ABS facility which, prior to November 2002, provided for maximum purchases of adjusted accounts receivable of $300 million, of which $257 million were purchased as of September 28, 2002. In November 2002, the ABS facility was amended to, among other things, extend the termination date to November 2003 and to reduce the maximum purchases of adjusted accounts receivable to $260 million. The level of funding utilized under this facility is based on the credit ratings of our major customers. Due to recent declines in the credit ratings of two of these customers, our expected average utilization of the ABS facility will be reduced to approximately $175 million. Should our customers experience further reductions in their credit ratings, we may be unable to utilize the ABS facility in the future. Should this occur, we would seek to utilize other available credit facilities to replace the funding currently provided by the ABS facility.

     In addition, several of our European subsidiaries factor their accounts receivable with financial institutions subject to limited recourse provisions. The amount of such factored receivables, which is not included in accounts receivable, was $177 million and $184 million as of September 28, 2002 and December 31, 2001, respectively. We cannot provide any assurances that these factoring facilities will be available or utilized in the future.

     We believe that cash flows from operations and available credit facilities will be sufficient to meet our anticipated debt service obligations, projected capital expenditures and working capital requirements.

LEAR CORPORATION

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

Foreign Exchange

     Operating results may be impacted by our buying, selling and financing in currencies other than the functional currency of our operating companies (“transactional exposure”). We mitigate this risk by entering into forward foreign exchange, futures and option contracts. The forward foreign exchange contracts are executed with banks that we believe are creditworthy. The gains and losses relating to the forward foreign exchange contracts are deferred and included in the measurement of the foreign currency transaction subject to the hedge. Any gain or loss incurred related to a forward foreign exchange contract is generally offset by the direct effects of currency movements on the underlying transactions.

     Our most significant foreign currency transactional exposures relate to Canada, the European Monetary Union and Mexico. We have performed a quantitative analysis of our overall currency rate exposure as of September 28, 2002. The potential adverse earnings impact from a hypothetical 10% weakening of the U.S. dollar relative to all other currencies for a twelve-month period is approximately $12 million.

     As of September 28, 2002, contracts representing $1.6 billion of notional amount were outstanding with maturities of less than 15 months. The fair value of these foreign exchange contracts as of September 28, 2002 was approximately $(19) million. A 10% change in exchange rates would result in a $12 million change in market value.

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

     We have performed a quantitative analysis of our overall interest rate exposure as of September 28, 2002. This analysis assumes an instantaneous 100 basis point parallel shift in interest rates at all points of the yield curve. The potential adverse earnings impact from this hypothetical increase for a twelve-month period is approximately $5 million.

     As of September 28, 2002, contracts representing $1.0 billion of notional amount were outstanding with maturity dates of June 2003 through May 2005. Of these contracts, $0.7 billion swap variable rate debt for fixed rate debt and $0.3 billion swap fixed rate debt for variable rate debt. The fair value of these interest rate swap agreements is subject to changes in value due to changes in interest rates. The fair value of outstanding interest rate swap agreements as of September 28, 2002 was approximately $(6) million. A 100 basis point parallel increase or decrease in interest rates would not significantly affect the aggregated market value of these instruments.

LEAR CORPORATION

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

Significant Accounting Policies

Pre-Production Costs Related to Long-Term Supply Arrangements

     We incur pre-production engineering, research and development (“ER&D”) and tooling costs related to the products produced for our customers under long-term supply agreements. We expense all pre-production ER&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, we expense all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which the customer has not provided a noncancelable right to use the tooling. During the first nine months of 2002 and 2001, we capitalized $105 million and $68 million, respectively, of pre-production ER&D costs for products to be supplied under long-term supply agreements for which reimbursement is contractually guaranteed by the customer and $297 million and $145 million, respectively, of pre-production tooling costs for products to be supplied under long-term supply agreements related to Lear-owned tools as well as customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a noncancelable right to use the tooling.

Revenue Recognition and Sales Commitments

     We recognize revenues as our products are shipped to our customers. We enter into agreements with our customers at the beginning of a given vehicle’s life. Once we enter into such agreements, fulfillment of our customers’ purchasing requirements is our obligation for the entire production life of the vehicle, with terms of up to 10 years. These agreements generally may be terminated by our customer (but not by us) at any time. Historically, terminations of these agreements have been minimal. In certain instances, we may be committed under existing agreements to supply product to our customers at selling prices which are not sufficient to cover the direct cost to produce such product. In such situations, we record a liability for the estimated future amount of such losses. Such losses are recognized at the time that the loss is probable and reasonably estimable and are recorded at the minimum amount necessary to fulfill our obligations to our customers. Losses are determined on a separate agreement basis and are estimated based upon information available at the time of the estimate, including future production volume estimates, the length of the program, the selling price and production cost information. On a quarterly basis, we evaluate the adequacy of the loss contract accruals recorded and make adjustments as necessary.

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

	Accrual at		Accrual at
	December 31,		September 28,
	2001	Utilized	2002

Lear-Donnelly	$2.1	$(2.1)	$—
UT Automotive	8.2	(2.8)	5.4
Peregrine	3.3	(2.8)	0.5
Delphi	15.7	(1.2)	14.5

LEAR CORPORATION

     During the first nine months of 2001, we utilized $3.0 million, $2.2 million, $3.5 million and $3.7 million of the loss contract accruals related to the Lear-Donnelly, UT Automotive, Peregrine and Delphi acquisitions, respectively.

     Amounts billed to customers related to shipping and handling are included in net sales in our consolidated statements of income. Shipping and handling costs are included in cost of sales in our consolidated statements of income.

Goodwill and Other Intangible Assets

     On January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under this statement, goodwill is no longer amortized but is subject to annual impairment analysis. Goodwill amortization for the year ended December 31, 2001 was $90 million. In addition, our initial impairment analysis compared the fair values of each of our reporting units, based on discounted cash flow analyses, to the related net book values. As a result, we recorded impairment charges of $310.8 million ($298.5 million after tax) as of January 1, 2002. These charges are reflected as a cumulative effect of a change in accounting principle, net of tax in the accompanying consolidated statement of income for the nine months ended September 28, 2002.

Accounting for Stock-Based Compensation

     We currently apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for our stock option plans. Accordingly, compensation cost is calculated as the difference between the exercise price of the option and the market value of the stock at the date the option was granted. We intend to adopt the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” effective January 1, 2003, under which compensation cost for subsequent stock option grants will be determined based on the fair value of the option at the date the option is granted. The resulting compensation cost will be amortized over the vesting period of the option. In 2003, we expect the adoption of SFAS No. 123 to reduce net income per share by approximately $0.07 per share, assuming a similar mid-year option grant, consistent with prior years.

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

Recently Issued Accounting Pronouncements

Costs Associated with Exit or Disposal Activities

     The Financial Accounting Standards Board (“FASB”) has issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for all exit and disposal activities initiated after December 31, 2002. This statement requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Such costs include one-time employee termination costs, contract cancellation provisions and other costs typically associated with a corporate restructuring or other exit or disposal activities. We do not expect the effects of adoption to be significant.

Outlook

Fourth Quarter and Full Year Outlook

     For the fourth quarter, we anticipate net sales to be up 5% to 7% compared with a year ago, reflecting higher vehicle production in North America and the addition of new business globally, offset by lower vehicle production in Western Europe. We expect earnings per share in the range of $1.52 to $1.67. We estimate capital spending of approximately $125 million and free cash flow to be in the

LEAR CORPORATION

range of $75 to $125 million. Free cash flow is defined as cash flows from operating activities before sales of receivables, less capital expenditures. For the full year, we anticipate vehicle production volume for North America of about 16.5 million units and vehicle production volume for Western Europe in the range of 15.7 million to 15.9 million units. At these production levels, we expect earnings per share in the range of $4.40 to $4.55, excluding the goodwill impairment charge recorded earlier this year. We estimate full year capital spending to be about $300 million and full year free cash flow to be in the range of $300 to $350 million.

Preliminary 2003 Outlook

     Our initial planning assumption for North American vehicle production is approximately 16.0 million units. For Western Europe and South America, we see industry production in line with 2002. Within this production environment, worldwide net sales are expected to grow by approximately 4% to 6%, primarily reflecting the addition of new business globally. We also see our operating margins continuing to improve. We expect a tax rate of 32%, average shares outstanding for the year of 68.5 million and capital spending of approximately $300 million. We anticipate free cash flow to be up from 2002, allowing for continued debt reduction. Interest expense is expected to be approximately $200 million for the year. We anticipate earnings per share growth of between 10% to 15% compared with 2002.

FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. The words “will,” “may,” “designed to,” “outlook,” “believes,” “should,” “anticipates,” “plans,” “expects,” “intends,” and “estimates,” and similar expressions identify these forward-looking statements. All statements contained or incorporated in the Report which address operating performance, events or developments that we expect or anticipate may occur in the future, including statements under the heading “ — Outlook” above and other statements related to volume growth, awarded sales contracts and earning per share growth or statements expressing general optimism about future operating results, are forward-looking statements. Principal important factors, risks and uncertainties that may cause actual results to differ from those expressed in our forward-looking statements are, including but not limited to:

•	general economic conditions in the market in which we operate,

•	fluctuation in worldwide or regional automotive and light truck production,

•	financial or market declines of our customers,

•	labor disputes involving us or our significant customers or that could otherwise affect our operations,

•	changes in practices and/or policies of our significant customers toward outsourcing automotive components and systems,

•	our success in achieving cost reductions that offset or exceed customer-mandated selling price reductions,

•	liabilities arising from legal proceedings to which we are or may become a party or claims against us or our products,

•	increases in our warranty costs,

•	fluctuations in currency exchange rates,

•	increases in interest rates,

•	changes in technology and technological risks,

•	adverse changes in economic conditions or political instability in the jurisdictions in which we operate,

•	competitive conditions impacting our key customers,

•	increases in energy or raw material costs,

•	raw materials shortages, and

•	other risks, described from time to time in our other Securities and Exchange Commission filings.

We do not assume any obligation to update any of these forward-looking statements.

LEAR CORPORATION

ITEM 4 — CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

     Within the 90 days prior to the date of this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Senior Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

(b)  Changes in Internal Controls

     There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

(b)  Reports on Form 8-K filed during the quarter ended September 28, 2002.

On August 9, 2002, the Company filed a Current Report on Form 8-K dated August 8, 2002, reporting that its Board of Directors had (1) approved an amendment to the Company’s by-laws to increase the maximum number of directors who can serve on the Board of Directors from eleven to fourteen directors and (2) appointed David E. Fry and Conrad L. Mallett, Jr. to fill vacancies on the Board of Directors.

On August 12, 2002, the Company filed a Current Report on Form 8-K dated August 9, 2002, reporting that each of the Chief Executive Officer, Robert E. Rossiter, and the Chief Financial Officer, David C. Wajsgras, of the Company submitted to the Securities and Exchange Commission sworn statements pursuant to Securities and Exchange Commission Order No. 4-460.

LEAR CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION

Dated: November 8, 2002	By:	/s/ Robert E. Rossiter
Robert E. Rossiter
President and Chief Executive Officer

	By:	/s/ David C. Wajsgras
David C. Wajsgras
Senior Vice President and Chief Financial Officer

	By:	/s/ William C. Dircks
William C. Dircks
Vice President and Corporate Controller

LEAR CORPORATION

I, Robert E. Rossiter, Chief Executive Officer of Lear Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Lear Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 8, 2002	By:	/s/ Robert E. Rossiter
Robert E. Rossiter
President and Chief Executive Officer

LEAR CORPORATION

I, David C. Wajsgras, Chief Financial Officer of Lear Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Lear Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 8, 2002	By:	/s/ David C. Wajsgras
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