Form 10-K
period 2002-12-31
LEAR CORP /DE/
filed 2003-03-21
CIK 842162

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One) [x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

Indicate by check mark whether the registrant is an accelerated filer (as described in Rule 12b-2 of the Act). Yes ☒ No ☐

As of February 28, 2003, the aggregate market value of the registrant’s Common Stock, par value $.01 per share, held by non-affiliates of the registrant was $2,495,437,920. The closing price of the Common Stock on February 28, 2003 as reported on the New York Stock Exchange was $37.98 per share.

As of February 28, 2003, the number of shares outstanding of the registrant’s Common Stock was 65,808,214 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on May 8, 2003, as described in the Cross-Reference Sheet and a Table of Contents included herewith, are incorporated by reference into Part III of this Report.

LEAR CORPORATION AND SUBSIDIARIES

CROSS REFERENCE SHEET AND TABLE OF CONTENTS

Page Number
or Reference (1)

(1)	Certain information is incorporated by reference, as indicated below, from the registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on May 8, 2003 (the “Proxy Statement”).

(2)	A portion of the information required is incorporated by reference from the Proxy Statement sections entitled “Election of Directors” and “Directors and Beneficial Ownership.”

(3)	Proxy Statement section entitled “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation.”

(4)	Proxy Statement section entitled “Directors and Beneficial Ownership - Security Ownership of Certain Beneficial Owners and Management.”

(5)	Proxy Statement section entitled “Certain Transactions.”

PART I

ITEM 1 — BUSINESS

In this Report, when we use the terms the “Company,” “Lear,” “we,” “us” and “our,” unless otherwise indicated or the context otherwise requires, we are referring to Lear Corporation and its consolidated subsidiaries. A substantial portion of the Company’s operations are conducted through wholly-owned and majority-owned subsidiaries controlled by Lear Corporation. The Company is also a party to various joint venture arrangements. Certain disclosures included in this Report constitute forward-looking statements that are subject to risk and uncertainty. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements” and “- Risk Factors.”

BUSINESS OF THE COMPANY

General
 We are the world’s largest automotive interior systems supplier based on net sales. Our net sales have grown from $7.3 billion for the year ended December 31, 1997 to $14.4 billion for the year ended December 31, 2002, a compound annual growth rate of 14%. The major sources of this growth have been new program awards and the implementation of a strategic acquisition plan to capitalize on supplier consolidation and globalization trends in the automotive industry. Our acquisitions account for approximately two-thirds of our net sales growth over the past five years. We supply every major automotive manufacturer in the world, including General Motors, Ford, DaimlerChrysler, BMW, Fiat, Volkswagen, PSA, Renault/Nissan, Toyota and Subaru.

We have established in-house capabilities in all five principal segments of the automotive interior market: seat systems; flooring and acoustic systems; door panels; instrument panels and cockpit systems; and overhead systems. We are also one of the leading global suppliers of automotive electronic and electrical distribution systems. As a result of these capabilities, we can offer our customers fully-integrated automotive interiors, including electronic and electrical distribution systems. In 2002, we were awarded the first-ever total interior integrator program by General Motors for the next generation Buick LeSabre and Cadillac DeVille. As a total interior integrator, we will work closely with the customer on the design and will be responsible for the engineering, sourcing, manufacturing and delivery of the total automotive interior.

We are focused on delivering high-quality automotive interior systems and components to our customers on a global basis. Due to the opportunity for substantial cost savings and improved product quality and consistency, automotive manufacturers have increasingly required their suppliers to manufacture automotive interior systems and components in multiple geographic markets. In recent years, we have followed our customers and expanded our operations significantly in Europe, South America, South Africa and the Asia/Pacific Rim region. As a result of our efforts to expand our worldwide operations, our sales outside of the United States and Canada have grown from $2.7 billion in 1997 to $5.9 billion in 2002. In particular, our sales in Europe have grown from $1.9 billion in 1997 to $4.5 billion in 2002.

Strategy
 Our principal objectives are to expand our position as a leading global supplier of automotive interior systems and components and to build on our full-service capabilities to become the leading integrator of complete automotive interiors. To this end, our strategy is to continue to capitalize on four significant trends in the automotive industry:

•	the increasing emphasis on the automotive interior by automotive manufacturers as they seek to improve customer satisfaction and differentiate their vehicles in the marketplace;

•	the increasing customer demand for fully-integrated automotive interior systems, such as door panel, cockpit and overhead systems;

•	the increasing consumer demand for added automotive interior functionality to enhance and enable passenger convenience, on-board communication and safety; and

•	the consolidation and globalization of the supply base of automotive manufacturers, resulting in opportunities for greater efficiencies and economies of scale.

The automotive manufacturers’ strategy is rooted in competitive pressures to improve quality and functionality at a lower cost and to reduce time to market, capital needs, labor costs, overhead and inventory. These trends have resulted in automotive manufacturers outsourcing complete automotive interior systems as well as complete automotive interiors. We believe that the criteria for selection of automotive interior systems suppliers is not only cost, quality, technology, delivery and service but increasingly, includes worldwide presence and full-service capabilities.

Elements of our strategy include:
•     Enhance Strong Relationships with our Customers. We have developed strong relationships with our customers which allow us to identify business opportunities and anticipate customer needs in the early stages of vehicle design. We believe that working closely with our customers in the early stages of designing and engineering automotive interior systems gives us a competitive advantage in securing new business. In addition, design capabilities are critical to securing total interior integrator programs. We work to maintain an excellent reputation with our customers for timely delivery and customer service and for providing world-class quality at competitive prices. In the J.D. Power and Associates 2002 Seat Quality ReportTM, we improved our seat quality for the third straight year, and we continue to rank as the highest quality supplier that serves multiple automotive manufacturers. In recognition of our efforts, many of our facilities have won awards from the automotive manufacturers.

•     Capitalize on Systems and Integration Opportunities. The same competitive pressures that led automotive manufacturers to outsource individual automotive interior components to independent suppliers have caused our customers to demand delivery of fully-integrated automotive interior systems for new vehicle models. As automotive manufacturers continue to seek ways to improve quality and reduce costs, we believe customers will increasingly look to independent suppliers to act as total interior integrators, by managing the design, engineering, sourcing, manufacturing and delivery of the total automotive interior.

•     Leverage Electronic Capabilities. Because electronic and electrical distribution systems are an increasingly important part of automotive interior systems, we seek to use our capabilities in this area to secure new business and to take advantage of integration opportunities.

•     Expand our Business with Asian Automotive Manufacturers. Expanding our business relationships with Asian automotive manufacturers is an important element of our growth strategy. Certain of our primary North American and European customers have made substantial investments in several Asian automotive manufacturers, including: General Motors’ investments in Daewoo Motor, Suzuki Motor and Isuzu Motor; Ford’s investment in Mazda; DaimlerChrysler’s investments in Mitsubishi Motors and Hyundai Motor; and Renault’s investment in Nissan. In addition, we currently have eight strategic joint ventures which serve our largest Asian customers, including Toyota, Honda, Nissan, Mitsubishi Motors, Isuzu Motor and Hyundai Motor. The Asian market presents long-term growth opportunities as demand for vehicles increases and automotive manufacturers expand production in these markets. As a result of our strong customer relationships, strategic alliances and full-service capabilities, we are well-positioned to expand our business with Asian automotive manufacturers, both in Asia and in North America.

•     Maintain Flexible Cost Structure. We believe that we have one of the highest variable cost structures in the automotive supplier industry. By maintaining low fixed costs, we are better able to withstand fluctuations in industry demand as well as changing competitive and macroeconomic conditions. Our variable cost structure is maintained, in part, through ongoing Six Sigma initiatives throughout the organization as well as initiatives to promote and enhance the sharing of technology, engineering, purchasing and capital investment across customer platforms and restructuring initiatives to align our capacity with changing market conditions.

•     Invest in Product Technology and Design Capability. We will continue to make significant investments in technology and design capability to support our products. We maintain six advanced technology centers and several customer-focused product engineering centers where we design and develop new products and conduct extensive product testing. We also have state-of-the-art acoustics testing and instrumentation and data analysis capabilities.

We believe that in order to effectively develop total automotive interiors, it is necessary to integrate the engineering, research, design, development and validation of all of the automotive interior systems. Our advanced technology center in Southfield, Michigan, provides us the ability to integrate engineering, research, design, development and validation capabilities for all five automotive interior systems at one location. Our investments in research and development are consumer driven and customer focused. We conduct extensive analysis and testing of consumer responses to automotive interior styling and innovations. Because automotive manufacturers increasingly view the vehicle interior as a major selling point to their customers, the focus of our research and development efforts is to identify new interior features that make vehicles safer, more comfortable and more attractive to consumers.

Products
 We conduct our business in three product operating segments: seating; interior; and electronic and electrical. The seating segment includes seat systems and components thereof. The interior segment includes flooring and acoustic systems, door panels, instrument panels and cockpit systems, overhead systems and other interior products. The electronic and electrical segment includes electronic and electrical distribution systems, primarily wire harnesses, wireless systems and interior control systems. Net sales for the year ended December 31, 2002 were comprised of the following: 68% seating, 18% interior and 14% electronic and electrical. Refer to Note 11, “Segment Reporting,” to the consolidated financial statements included in this Report for additional financial information regarding our reportable operating segments.

•     Seating. The seating business consists of the manufacture, assembly and supply of vehicle seating requirements. Seat systems typically represent approximately 30% to 40% of the cost of the total automotive interior. We produce seat systems for automobiles and light trucks that are fully-assembled and ready for installation. Seat systems are designed to achieve maximum passenger comfort by adding a wide range of manual and power features such as lumbar supports, cushion and back bolsters and leg and thigh supports.

As a result of our product design and product technology strengths, we are a leader in incorporating convenience features and safety improvements into seat designs as well as in developing methods to reduce our customers’ costs throughout the automotive interior. For example, our ProTecTM Self-Aligning Head Restraint is an advancement in front seat passive safety. By reducing the space between the occupant’s head and the headrest in a rear impact situation through use of a headrest system that “moves” with the occupant, the difference between the rearward movement of the head and the shoulder area can be shortened, potentially reducing the risk of injury. In addition, we manufacture an integrated restraint seat system that increases occupant comfort and convenience. Exclusive to Lear, this patented seating concept uses an ultra high-strength steel tower and a split-frame design to improve occupant comfort and convenience.

•     Interior. The interior business consists of the manufacture, assembly and supply of interior systems and components. Interior products are designed to provide a stylish and comfortable interior for the vehicle occupant as well as a variety of functional and safety features.

Flooring and Acoustic Systems. We have an extensive and comprehensive portfolio of SonoTecTM acoustic products, including flooring systems and dash insulators. Carpet flooring systems, used predominantly in passenger cars and trucks, generally consist of tufted or non-woven carpet with a thermoplastic backcoating which, when heated, allows the carpet to be fitted precisely to the interior or trunk compartment of the vehicle. Additional insulation materials are added to provide noise, vibration and harshness resistance. Non-carpeted flooring systems, used primarily in commercial and fleet vehicles, offer improved wear and maintenance characteristics. The dash insulator separates the passenger compartment from the engine compartment and is the primary component for preventing engine noise and heat from entering the passenger compartment.

Door Panels. Door panels consist of several component parts, which are attached to a substrate by various methods. Specific components include vinyl or cloth-covered appliqués, armrests, radio speaker grilles, map pocket compartments, carpet and sound-reducing insulation. In addition, door systems often incorporate electronic and electrical distribution systems and products, including lock and latch, window glass, window regulators and audio systems as well as wire harnesses for the control of power seats, windows, mirrors and door locks.

Instrument Panels and Cockpit Systems. The instrument panel is a complex system of coverings and foam, plastic and metal parts designed to house various components and act as a safety device for the vehicle occupant. The cockpit system consists of, among other things, the instrument panel trim / pad, structural subsystem, electrical distribution system, climate control, driver control pedals, steering controls and driver and passenger safety systems. Specific components of the cockpit system include instrument cluster / gauges, cross car structure, electronic and electrical components, wiring harness, audio system, heating, ventilation and air conditioning module, air distribution ducts, air vents, the steering column and wheel and glove compartment assemblies. One trend in cockpit systems relates to safety issues in airbag technologies. Through our research and development efforts, we intend to introduce cost-effective, integrated, seamless airbag covers, which increase occupant safety as well as provide greater styling flexibility for the automotive manufacturer. We believe that future trends in the instrument panel and cockpit system segment will continue to focus on safety, leading to the introduction of innovations such as inflatable knee restraints and energy-absorbing substructures.

Overhead Systems. Overhead systems consist of a headliner, lighting, visors, consoles, wiring and electronics as well as all other products located in the interior of the vehicle roof. Headliners consist of a substrate as well as a finished interior layer made of a variety of fabrics and materials. While headliners are an important contributor to interior aesthetics, they also provide insulation from road noise and can serve as carriers for a variety of other components, such as visors, overhead consoles, grab handles, coat hooks, electrical wiring, speakers, lighting and other electronic/electrical products. As the amount of electronic and electrical content available in vehicles has increased, headliners have emerged as an important carrier of technology since electronic features ranging from garage door openers to lighting systems are often optimally situated in the headliner.

•     Electronic and Electrical. The migration from electrical distribution systems to electronic and electrical distribution systems is facilitating the integration of wiring, electronics and switch / control products within the overall electrical architecture of a vehicle. This migration will reduce the overall system cost and weight and improve reliability and packaging. This is accomplished by optimizing the overall system architecture and eliminating a portion of the terminals, connectors and wires normally required for a conventional electrical distribution system. Our umbrella technology, IntertronicsTM, describes our ability to integrate electronic products with automotive interior systems. This technology is already having an impact on a number of new and next generation products. For example, our integrated seat adjuster module has two dozen fewer cut circuits and five fewer connectors, weighs a half of a pound less and costs twenty percent less than a traditional seat wiring system. In addition, our smart junction box combines traditional junction box function with electronic capabilities by incorporating electronic control functions traditionally located elsewhere in the vehicle.

Our electronic and electrical products are grouped into three categories:

•     Electronic and Electrical Distribution Systems. Wire harness assemblies are a collection of terminals, connectors and wires that connect all the various electronic/electrical devices in the vehicle to each other and/or to a power source. Terminals and connectors are components of wire harnesses and other electronic/electrical devices that serve as a connection method between wire harnesses and electronic/electrical devices. Fuse boxes are centrally located boxes in the vehicle that contain fuses and/or relays for circuit and device protection as well as power distribution. Junction boxes serve as a connection point for multiple wire harnesses. They may also contain fuses and relays for circuit and device protection. Smart junction boxes are junction boxes with integrated electronic functions, which eliminate interconnections and increase overall system reliability. Certain vehicles may have two or three smart junction boxes linked as a multiplexed buss line.

•     Wireless Systems. The dual range/dual function remote keyless entry (“RKE”) system allows a single RKE transmitter button to perform multiple functions depending upon the operator’s distance from the vehicle. The RKE and immobilizer module combines the features of a RKE receiver and the immobilizer key reader into a single module. Custom key fobs use decorative molding technology to offer a wide variety of options in fob design patterns and colors, including textures, logos, text and translucent and glow-in-the-dark colors. The passive entry system allows the vehicle operator to unlock the door without using a key or physically activating the RKE fob. The passive entry technology is imbedded in the fob so that a separate device is not required.

•     Interior Control Systems. The instrument panel center console control provides a control panel for the entertainment system, accessory switch functions, heating, ventilation and air conditioning. The multifunction turn signal control consolidates various combinations of hazard lights, headlamps, parking lamps, fog lamps, wiper and washer, cruise control, high/low headlamp beams and turn signal functions. The integrated seat adjuster module combines seat adjustment, power lumbar support, memory function and heated seat into one package. Integrated door controls consolidate the controls for window lift, door lock, power mirror and heated seat. Lear’s IntertronicTM Flip Pack seamlessly integrates electrical and interior components and performs all power seat and power door functions from two stacked panels, improving access for drivers. The mechatronic lighting control module integrates electronic control logic and diagnostics with the headlamp switch. The IntelliTireTM Monitoring System alerts drivers when tire pressure is low. Infotainment products include audio amplifiers, video modules and the floor-mounted MediaConsoleTM with a flip-up screen that provides DVD and video game viewing for back-seat passengers.

Manufacturing
 A description of the manufacturing processes for each of our operating segments is set forth below.

•     Seating. Our seating facilities use just-in-time manufacturing techniques, and products are delivered to the automotive manufacturers on a just-in-time basis. Our seating facilities utilize a variety of methods whereby fabric is affixed to an underlying seat frame. Raw materials, including steel, aluminum and foam chemicals, used in our seat systems are readily available and are obtained from multiple suppliers under various supply agreements. Leather, fabric and certain components are also purchased from multiple suppliers under supply agreements, which may last from one year to the life of the related program. Some of the purchased components are obtained from our customers.

•     Interior. Our interior systems process capabilities include injection molding, low-pressure injection molding, blow molding, compression molding, rotational molding, urethane foaming and vacuum forming as well as various trimming and finishing methods. Raw materials, including resin and chemical products, which are formed and assembled into end products, are obtained from multiple suppliers typically under long-term supply agreements. In addition, we produce carpet at our plant in Carlisle, Pennsylvania. Smaller facilities are dedicated to specific groups of customers and are strategically located near their production facilities.

•     Electronic and Electrical. Electrical distribution systems are networks of wiring and associated control devices that route electrical power and signals throughout the vehicle. Wire harness assemblies consist of raw, coiled wire, which is automatically cut to length and terminated. Individual circuits are assembled together on a jig or table, inserted into connectors and wrapped or taped to form wire harness assemblies. Cell-based manufacturing techniques are applied to manufacture products on a just-in-time basis. All materials are purchased, with the exception of a portion of the connectors that are produced internally. Certain materials are available from a limited number of suppliers. Supply agreements may last from one year to the life of the related program. The assembly process is labor intensive, and as a result, production is performed in low labor rate sites in Mexico, Honduras, the Philippines, Eastern Europe and North Africa.

Some of the principal components attached to the wiring harness assemblies that we manufacture include junction boxes, electronic control modules and switches. Junction boxes are manufactured in North America and Europe with a proprietary, capital intensive assembly process, utilizing printed circuit boards purchased from selected suppliers. Proprietary processes have been developed to improve the function of these junction boxes in harsh environments, including high temperatures and humidity. Electronic control modules are assembled using high-speed surface mount placement equipment in North America and Europe. Switches are assembled from electrical, mechanical and decorated plastic parts purchased in the United States, Mexico and Europe, using a combination of manual and automated assembly and test methods.

While we manufacture internally many of the components that are included within our automotive interior systems, a substantial portion of these components are furnished by independent, tier II automotive suppliers and other vendors throughout the world. In certain instances, it would be difficult and expensive for us to change suppliers of products and services that are critical to our business. With the recent decline in automotive production and substantial and continuing pressures to reduce costs, certain of our suppliers have experienced, or may experience, financial difficulties. We seek to manage our supplier relationships carefully to minimize any significant disruptions of our operations. However, adverse developments affecting one or more of our major suppliers, including certain sole-source suppliers, could negatively impact our operating results. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors — Adverse developments affecting one or more of our major suppliers could materially harm our operating results, thereby making it more difficult for us to make payments under our indebtedness and lead to a decline in the value of our common stock.”

Customers
 We serve the worldwide automotive and light truck market, which produces over 56 million vehicles annually. We have automotive interior content on over 300 vehicle nameplates worldwide, and our automotive manufacturer customers currently include:

- - - - -	BMW Ford Hyundai Renault/Nissan Volkswagen	- - - - -	Daewoo GAZ Mahindra & Mahindra Subaru Volvo	- - - -	DaimlerChrysler General Motors Porsche Suzuki	- - - -	Fiat Honda PSA Toyota

During the year ended December 31, 2002, General Motors and Ford, the two largest automotive and light truck manufacturers in the world, including their affiliates, accounted for approximately 35% and 25%, respectively, of our net sales. In addition, DaimlerChrysler, including its affiliates, accounted for approximately 12% of our net sales. For additional information regarding our customers and domestic and foreign sales and operations, see Note 11, “Segment Reporting,” to the consolidated financial statements included in this Report.

We receive blanket purchase orders from our customers that normally cover annual requirements for products to be supplied for a particular vehicle model. Such supply relationships typically extend over the life of the model, with terms of up to ten years, and do not require the customer to purchase a minimum number of products. Although purchase orders may be terminated at any time, such terminations are rare and have not had a material impact on our results of operations. Our primary risk is that an automotive manufacturer will produce fewer units of a model than anticipated. In order to reduce our reliance on any one model, we produce automotive interior systems and components for a broad cross-section of both new and more established models. Our sales for the year ended December 31, 2002 were comprised of the following vehicle categories: 54% cars, including 23% mid-size, 15% compact, 12% luxury/sport and 4% full-size, and 46% light truck, including 24% sport utility and 22% pickup and other light truck.

Our contracts with our major customers generally provide for an annual productivity price reduction and provide for the recovery of increases in material and labor costs in rare instances. Historically, cost reductions through product design changes, increased productivity and similar programs with our suppliers have generally offset changes in selling prices, although no assurances can be given that we will be able to achieve such cost reductions in the future. Our cost structure is comprised of a high percentage of variable costs. This structure provides us with additional flexibility during various economic cycles.

Technology
 Advanced technology development is conducted at several product engineering centers worldwide. At these centers, we engineer our products to comply with applicable safety standards, meet quality and durability standards, respond to environmental conditions and conform to customer requirements. VisionWorks, located in our technology center in Southfield, Michigan, also develops new concepts and is our central location for consumer research, benchmarking, craftsmanship and industrial design activity.

We also have state-of-the-art acoustic testing and instrumentation and data analysis capabilities. We own an industry-leading validation test center featuring acoustic and sound quality testing, including a dual-surface, four-wheel chassis dynamometer acoustical chamber and reverberant sound room, capable of precision acoustic testing of front, rear and four-wheel drive vehicles. Together with the reverberant sound room, computer-controlled data acquisition and analysis capabilities provide precisely controlled laboratory testing conditions for sophisticated interior and exterior noise, vibration and harshness testing of parts, materials and systems, including powertrain, exhaust and suspension components.

We have developed a number of designs for innovative interior features which we have patented, all focused on increasing value to the customer. Our umbrella technology, IntertronicsTM, describes our ability to integrate electronic products with automotive interior systems. We maintain an Intertronics Innovation Center at our electronic and electrical facility in Dearborn, Michigan, to develop this technology. IntertronicsTM products and technologies are grouped into three categories: Electronic and Electrical Distribution Systems, Wireless Systems and Interior Control Systems and include smart junction boxes, RKE systems and advanced electronic products and switches. In addition, we incorporate many convenience, comfort and safety features into our interior designs, including advanced whiplash concepts, lifestyle vehicle interior storage systems, overhead integrated modules, seat integrated restraint systems (3-point and 4-point belt systems integrated into seats), side impact airbags, child restraint seats and integrated instrument panel airbag systems. We continually invest in our computer-aided-engineering-design and computer-aided-manufacturing systems. Recent enhancements to these systems include advanced acoustic modeling and analysis capabilities and the enhancement of our Virtual Technology Division (“VTD”)  website. Our VTD website is a tool used for global customer telecommunications, technology communications, collaboration and direct exchange of digital assets utilizing MediaXchange. In addition, the VTD website offers numerous design and engineering resources, which are available to all of our employees.

We have created brand identities, which highlight products for our customers. The ProTecTM brand identifies products optimized for interior safety; the SonoTecTM brand identifies products optimized for interior acoustics; and the EnviroTecTM brand identifies environmentally friendly products.

We hold in excess of 2,600 patents and patent applications pending worldwide. In addition, we hold several trademarks relating to various manufacturing products and processes. We also license selected technologies to automotive manufacturers and other automotive suppliers. We continually strive to identify and implement new technologies for use in the design and development of our products.

We have dedicated, and will continue to dedicate, resources to research and development in order to maintain our position as a leading developer of technology in the automotive interior industry. Research and development costs incurred in connection with the development of new products and manufacturing methods, to the extent not recoverable from the customer, are charged to selling, general and administrative expenses as incurred. Such costs amounted to approximately $176.0 million, $198.6 million and $208.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. In addition, we capitalized $116.8 million, $94.5 million and $170.1 million of pre-production engineering, research and development costs which are recoverable from customers for the years ended December 31, 2002, 2001 and 2000, respectively.

Joint Ventures and Minority Interests
 We form joint ventures in order to gain entry into new markets, facilitate the exchange of technical information, expand our product offerings and broaden our customer base. In particular, we believe that certain joint ventures have provided us, and will continue to provide us, with the opportunity to expand our business relationships with Asian automotive manufacturers. New business with these customers includes seating and electrical products on the Hyundai Sonata/Santa Fe; flooring and acoustic systems, overhead systems and electrical products on the Honda Pilot/Element; and interior trim on the Nissan Maxima. We currently have thirty-one joint ventures located in twelve countries. Thirteen of these joint ventures are consolidated and eighteen are accounted for using the equity method of accounting. Of these joint ventures, eleven operate in North America, thirteen in Asia and seven in Europe. We also have investments accounted for using the cost method of accounting in three additional companies. Net sales of our consolidated joint ventures account for less than 3% of our net sales for the year ended December 31, 2002. Our investments in unconsolidated joint ventures and our cost method investments totaled $59.1 million and support eleven customers on over twenty programs as of December 31, 2002. See Note 5, “Investments in Affiliates,” to the consolidated financial statements included in this Report for additional information on our joint ventures.

Competition
 Within each of our operating segments, we compete with a variety of independent suppliers and automotive manufacturer in-house operations, primarily on the basis of cost, quality, technology, delivery and service. A summary of our primary independent competitors is set forth below.

•     Seating. We are one of three primary independent suppliers in the outsourced North American seat systems market. Our primary independent competitors in this market are Johnson Controls and Intier. Our major independent competitors in Western Europe are Johnson Controls and Faurecia.

•     Interior. We are one of three primary independent suppliers in the outsourced North American flooring and acoustic systems market as well as one of the largest global suppliers of door panels, instrument panels and cockpit systems and overhead systems. Our primary independent competitors in the flooring and acoustic systems market are Collins & Aikman and Rieter Automotive. Our major independent competitors in the outsourced Western European flooring and acoustic systems market include Faurecia, Intier, Radici, Borgers, Rieter Automotive and Treves. Our major independent competitors in the remaining interior markets include Johnson Controls, Intier, Collins & Aikman, Delphi, Visteon, Faurecia and a large number of smaller operations.

•     Electronic and Electrical. We are one of the leading independent suppliers of automotive electronic and electrical distribution systems in North America and Western Europe. Our major competitors in this market include Delphi, Yazaki and Sumitomo. However, the automotive electronic/electrical products industry remains highly fragmented. Other participants include Tokai Rika, Kostal, Methode, Cherry, Niles, Omron, Delphi, TRW, Alps, Valeo, Siemens VDO, Bosch, Denso and others.

In addition, some of our European competitors have begun to establish a presence in North America.

Seasonality
 Our principal operations are directly related to the automotive industry. Consequently, we may experience seasonal fluctuations to the extent automotive vehicle production slows, such as in the summer months when plants close for model year changeovers and vacations. Historically, our sales and operating profit have been the strongest in the second and fourth calendar quarters. See Note 13, “Quarterly Financial Data,” to the consolidated financial statements included in this Report.

Employees
 As of December 31, 2002, Lear employed approximately 115,000 people worldwide, including approximately 35,000 people in the United States and Canada, 37,000 in Mexico, 34,000 in Europe and 9,000 in other regions of the world. A substantial number of our employees are members of unions. We have collective bargaining agreements with several unions including: the United Auto Workers; the Canadian Auto Workers; UNITE; the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America; and the International Association of Machinists and Aerospace Workers. Virtually all of our unionized facilities in the United States and Canada have a separate contract with the union that represents the workers employed there. Each such contract has an expiration date independent of our other labor contracts. The majority of our European and Mexican employees are members of industrial trade union organizations and confederations within their respective countries. Many of these organizations and confederations operate under national contracts, which are not specific to any one employer. We have occasionally experienced labor disputes at our plants. We have been able to resolve all such labor disputes and believe our relations with our employees are generally good.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements” and “— Risk Factors — A significant labor dispute involving us or one or more of our customers or that could otherwise affect our operations could materially reduce our sales and harm our profitability, thereby making it more difficult for us to make payments under our indebtedness and lead to a decline in the value of our common stock.”

Backlog
 For information regarding our sales backlog, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Matters — Backlog.”

Available Information on our Website
 Our website address is http://www.lear.com. We make available on our website, free of charge, the periodic reports that we file with or furnish to the Securities and Exchange Commission (the “SEC”), as well as all amendments to these reports, as soon as reasonably practicable after such reports are filed with or furnished to the SEC.

ITEM 2 — PROPERTIES

As of December 31, 2002, our operations were conducted through 283 facilities, some of which are used for multiple purposes, including 154 production/manufacturing facilities, 53 just-in-time (“JIT”) manufacturing facilities, 43 administrative/technical support facilities, ten assembly sites, six advanced technology centers and three distribution centers, in 33 countries. The remaining facilities are primarily warehouses. Our world headquarters is located in Southfield, Michigan. Our facilities range in size up to 1,016,000 square feet.

Of the 283 facilities, which include facilities owned by our majority-owned affiliates, 135 are owned and 148 are leased with expiration dates ranging from 2003 through 2021. We believe substantially all of our property and equipment is in good condition and that we have sufficient capacity to meet our current and expected manufacturing and distribution needs. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Financial Condition.”

The following table presents the locations of our facilities:

Argentina
Escobar, BA
Pacheco, BA
San Luis, SL
Tortuguitas, BA

Austria
Graz
Koeflach

Belgium
Genk

Brazil
Betim
Cacapava
Camacari
Gravatai
Juiz de For a
Sao Paulo

Canada
Ajax, ON
Concord, ON
Kitchener, ON
Mississauga, ON
Oakville, ON
St. Thomas, ON
Whitby, ON
Windsor, ON
Woodstock, ON

China
Chongqing
Hong Kong
Nanchang
Shanghai
Wuhan

Czech Republic
Prestice

England
Basildon, SS
Bicester, OX
Birmingham, WM
Coventry, CV
Coventry, WM
Liverpool, ME
Nottingham, NG
Tamworth, ST
Tipton, WM	France
Cergy
Compans
Garches
Guipry
Lagny Le Sec
Maisons-Laffitte
Maubeuge
Meaux
Offranville

Germany
Allershausen-
  Leonhardsbuch
Besigheim
Boeblingen
Bremen
Ebersberg
Eisenach
Enseldorf
Gaimersheim
Garching-Hochbruck
Ginsheim-Gustavsburg
Koln
Kronach
Munchen
Plattling
Quakenbruck
Rietberg
Saarlouis
Sulzbach
Wackersdorf
Wolfsburg
Zwiesel

Honduras
Naco, SB

Hungary
Godollo
Gyoer
Gyongyos
Mor

India
Chennai
Halol
Nasik
New Delhi
Thane

Italy
Caivano, NA
Cassino, FR
Grugliasco, TO
Melfi, PZ
Montelabbate, PS
Orbassano, TO
Pianfei, CN
Pozzo d’Adda, MI
Termini Imerese, PA
Villastellone, TO

Japan
Atsugi
Hiroshima
Tokyo
Toyota

Mexico
Chihuahua, CH
Hermosillo, SO
Juarez, CH
Leon, GO
Mexico City, DF
Puebla, PU
Ramos Arizpe, CO
Saltillo, CO
Santa Catarina, NL
Toluca, MX

Netherlands
Weesp

Philippines
LapuLapu City, CE

Poland
Bielsko-Biala
Mielec
Plock
Swidnica
Tychy

Portugal
Palmela, SL
Povoa de Lanhoso, BA
Valongo, PO

Romania
Pitesti

Russia
Nizhniy Novgorod	Singapore
Singapore

Slovakia
Lozorno

South Africa
Brits
Buffalo
Port Elizabeth
Rosslynn
Woodbrook

South Korea
Seoul

Spain
Almussafes, VA
Avila, AV
Epila, ZA
Logrono, LR
Roquetes, TA
Valdermoro, MD
Valls, TA

Sweden
Fargelanda
Gothenburg
Tanumshede
Tidaholm
Trollhattan

Thailand
Bangkok
Nakornratchasima
Rayong

Tunisia
Bir El Bey

Turkey
Bursa

United States
Allen Park, MI
Alma, MI
Arlington, TX
Atlanta, GA
Auburn Hills, MI
Berne, IN
Bridgeton, MO
Carlisle, PA
Columbus, OH
Covington, VA
Dayton, TN
Dearborn, MI
Detroit, MI
Duncan, SC
Edinbur gh, IN
El Paso, TX
Elsie, MI
Fenton, MI
Frankfort, IN
Fremont, OH
Grand Rapids, MI
Greencastle, IN
Hammond, IN
Hazelwood, MO
Highland Park, MI
Holt, MI
Huron, OH
Iowa City, IA
Ithaca, MI
Janesville, WI
Lebanon, OH
Lebanon, VA
Lewistown, PA
Lexington, KY
Liberty, MO
Louisville, KY
Madison Heights, MI
Madisonville, KY
Manteca, CA
Marshall, MI
Mason, MI
Mendon, MI
Morristown, TN
New Castle, DE
Newark, DE
Northwood, OH
Plymouth, IN
Plymouth, MI
Pontiac, MI
Port Huron, MI
Rochester Hills, MI
Romulus, MI	United States (Continued)
Roscommon, MI
Sheboygan, WI
Sidney, OH
Southfield, MI
Strasburg, VA
Tampa, FL
Taylor, MI
Traverse City, MI
Troy, MI
Walker, MI
Warren, MI
Warren, OH
Wauseon, OH
Wentzville, MO
Winchester, VA
Zanesville, OH

Venezuela
Valencia

ITEM 3 — LEGAL PROCEEDINGS

We are involved in certain legal actions and claims arising in the ordinary course of business. We do not believe that any of the litigation in which we are currently engaged, either individually or in the aggregate, will have a material adverse effect on our business, consolidated financial position or results of operations.

We are subject to local, state, federal and foreign laws, regulations and ordinances, which govern activities or operations that may have adverse environmental effects and which impose liability for the costs of cleaning up certain damages resulting from past spills, disposal or other releases of hazardous wastes and environmental compliance. Our policy is to comply with all applicable environmental laws and to maintain procedures to ensure compliance. However, we currently are, have been and in the future may become the subject of formal or informal enforcement actions or procedures. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental Matters.”

We have been named as a potentially responsible party at several third-party landfill sites and are engaged in the cleanup of hazardous wastes at certain sites owned, leased or operated by us, including several properties acquired in our 1999 acquisition of United Technologies Automotive (“UT Automotive”). Certain present and former properties of UT Automotive are subject to environmental liabilities which may be significant. We obtained agreements and indemnities with respect to possible environmental liabilities from United Technologies Corporation in connection with our acquisition of UT Automotive. While we do not believe that the environmental liabilities associated with our current and former properties will have a material adverse effect on our business, consolidated financial position or results of future operations, no assurances can be given in this regard.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

SUPPLEMENTARY ITEM — EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the names, ages and positions of our executive officers. Each executive officer is elected annually by our Board and serves at the pleasure of our Board.

Name	Age	Position

Shari L. Burgess	44	Vice President and Treasurer
Randall J. Carron	47	Senior Vice President — Asia Pacific Region
Douglas G. DelGrosso	41	President and Chief Operating Officer — Europe, Asia and Africa
William C. Dircks	42	Vice President and Corporate Controller
Roger A. Jackson	56	Senior Vice President — Human Resources
Joseph F. McCarthy	59	Vice President, Secretary and General Counsel
D. William Pumphrey	43	President — DaimlerChrysler Division
Robert E. Rossiter	57	Chairman and Chief Executive Officer
Louis R. Salvatore	47	President — Ford Division
Raymond E. Scott	37	President — General Motors / Fiat Division
Frank B. Sovis	41	President — Interior Systems Division
Donald J. Stebbins	45	President and Chief Operating Officer — Americas
Mel Stephens	47	Vice President — Investor Relations and Corporate Communications
James H. Vandenberghe	53	Vice Chairman
David C. Wajsgras	43	Senior Vice President and Chief Financial Officer
Paul Joseph Zimmer	44	President — Seating Systems Division

Set forth below is a description of the business experience of each of our executive officers.

Shari L. Burgess	Ms. Burgess is our Vice President and Treasurer, a position she has held since August 2002. Previously, she served as our Assistant Treasurer since July 2000 and in various senior financial positions since November 1992.

Randall J. Carron	Mr. Carron is our Senior Vice President — Asia Pacific Region, a position he has held since March 2002. Previously, he was our Senior Vice President — Customer Focus Group since October 2000, our Senior Vice President and President — International Operations since May 1999, our Vice President and President — APO and ISG Operations (Europe) since December 1998, our President — Far Eastern Operations since May 1997, our Vice President Operations — GM Division since April 1997 and our Vice President Sales — GM Division since November 1995.

Douglas G. DelGrosso	Mr. DelGrosso is our President and Chief Operating Officer — Europe, Asia and Africa, a position he has held since August 2002. Previously, he was our Executive Vice President — International since September 2001, our Senior Vice President — Product Focus Group since October 2000, our Senior Vice President and President — North American and South American Operations since May 1999, our Senior Vice President — Interior Systems Group and Seat Trim Division since January 1999, our Vice President and President — GM Division since May 1997 and our Vice President and President — Chrysler Division since December 1995.

William C. Dircks	Mr. Dircks is our Vice President and Corporate Controller, a position he has held since May 2002. Previously, he was our Assistant Corporate Controller since May 2000. Prior to joining Lear, Mr. Dircks was employed in various senior financial positions at Honeywell International Inc., including Corporate Finance Director for Enterprise Resource Planning.

Roger A. Jackson	Mr. Jackson is our Senior Vice President — Human Resources, a position he has held since October 1995. Previously, he served as Vice President — Human Resources for Allen Bradley, a wholly-owned subsidiary of Rockwell International, since 1991. Mr. Jackson was employed by Rockwell International or one of its subsidiaries from December 1977 until September 1995.

Joseph F. McCarthy	Mr. McCarthy is our Vice President, Secretary and General Counsel, a position that he has held since April 1994. Previously, he served as Vice President — Legal and Secretary for both Hayes Lemmerz International, Inc. (f/k/a Hayes Wheels International, Inc.) and Kelsey-Hayes Company.

D. William Pumphrey	Mr. Pumphrey is our President — DaimlerChrysler Division, a position that he has held since February 2003. Previously, he was our President — Ford Division Europe since May 2002, our President - Electronic and Electrical Division since August 1999 and our Vice President — Sales and Marketing for our Chrysler Division since May 1999. Prior to May 1999, Mr. Pumphrey worked for United Technologies Automotive in various positions, including Manager of Business Strategy and Development, Program Manager and Vice President of the DaimlerChrysler Customer Team since October 1991.

Robert E. Rossiter	Mr. Rossiter is our Chairman and Chief Executive Officer, a position he has held since January 2003. Mr. Rossiter has served as our Chief Executive Officer from October 2000 until the present, as our President from 1984 until December 2002 and as our Chief Operating Officer from 1988 until April 1997 and from November 1998 until October 2000. Mr. Rossiter also served as our Chief Operating Officer — International Operations from April 1997 until November 1998. Mr. Rossiter has been a director of Lear since 1988. Mr. Rossiter also serves on the Michigan Minority Business Development Council as Vice Chairman.

Louis R. Salvatore	Mr. Salvatore is our President — Ford Division, a position he has held since October 2000. Previously, he was our Vice President and President — DaimlerChrysler Division since November 1998 and our Vice President Global Purchasing since September 1996. Mr. Salvatore served as Vice President of Procurement for MTD Products, Inc. for two years and as a director for Ford Motor Company for fourteen years.

Raymond E. Scott	Mr. Scott is our President — General Motors /Fiat Division, a position he has held since November 2000. He has been with Lear since 1988 in such positions as President — GM Europe since February 2000, Vice President and General Manager — GM Europe since September 1999, Vice President of Operations -Saab since May 1998 and Director of Sales — GM Division since April 1996.

Frank B. Sovis	Mr. Sovis is our President — Interior Systems Division, a position he has held since February 2000. Previously, he has served as our Vice President — North American Operations — Interior Systems Group since January 1999, our President — Interior Systems Group — Hard Trim Division since June

1998, our Vice President — Finance — General Motors Division since January 1996 and as our Comptroller — General Motors Division since August 1993.

Donald J. Stebbins	Mr. Stebbins is our President and Chief Operating Officer — Americas, a position he has held since August 2002. Previously, he was our Executive Vice President — Americas since September 2001, our Senior Vice President and Chief Financial Officer since April 1997 and our Vice President and Treasurer since 1992.

Mel Stephens	Mr. Stephens is our Vice President — Investor Relations and Corporate Communications, a position he has held since January 2002. Prior to joining Lear, Mr. Stephens worked for Ford Motor Company for 23 years, where he held leadership positions in Finance, Strategic & Business Planning, Corporate Communications and Investor Relations, including Director of Investor Relations, immediately prior to joining Lear. He currently serves on the Board of Directors for The Automotive Hall of Fame, The Harvard Group, Trinity Golf, Inc. and Fife Oil Company as well as on the Board of Advisors for NCR Corporation.

James H. Vandenberghe	Mr. Vandenberghe is our Vice Chairman, a position he has held since November 1998. Previously, he served as our President and Chief Operating Officer — North American Operations from April 1997 until November 1998, our Chief Financial Officer from 1988 until April 1997 and as our Executive Vice President from 1993 until April 1997. Mr. Vandenberghe has been a director of Lear since 1995. Mr. Vandenberghe is also a director of Covisint, L.L.C.

David C. Wajsgras	Mr. Wajsgras is our Senior Vice President and Chief Financial Officer, a position he has held since January 2002. Previously, he was our Vice President and Corporate Controller since September 1999. Prior to joining Lear, Mr. Wajsgras served as Corporate Controller of Engelhard Corporation from September 1997 until August 1999 and was employed in various senior financial positions at AlliedSignal Inc. (now, Honeywell International Inc.), including Chief Financial Officer of the Global Shared Services organization from March 1992 until September 1997.

Paul Joseph Zimmer	Mr. Zimmer is our President — Seating Systems Division, a position he has held since October 2000. Previously, he was our Vice President and President — GM Division since November 1998, our Vice President — GM North American Operations since May 1998, our Vice President — GM Truck Operations since April 1997 and our Director GMTG Operations — GM Division since May 1996.

PART II

ITEM 5 — MARKET FOR THE COMPANY’S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

Lear’s Common Stock is listed on the New York Stock Exchange under the symbol “LEA.” The Transfer Agent and Registrar for Lear’s Common Stock is The Bank of New York, located in New York, New York. On February 28, 2003, there were 1,018 holders of record of Lear’s Common Stock.

To date, we have never paid a cash dividend on our Common Stock. Any payment of dividends in the future is dependent upon our financial condition, capital requirements, earnings and other factors. Also, we are subject to the restrictions on the payment of dividends contained in our primary credit facilities and in certain other contractual obligations. See Note 7, “Long-Term Debt,” to the consolidated financial statements included in this Report.

In February 2002, we issued $640 million aggregate principal amount at maturity of zero-coupon convertible senior notes due 2022 in a private offering, yielding gross proceeds of $250 million. Each $1,000 principal amount of notes at maturity is convertible into 7.5204 shares of our common stock, subject to adjustment, under certain circumstances. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Condition” and Note 7, “Long-Term Debt,” to the consolidated financial statements included in this Report.

The following table sets forth the high and low sales prices per share of Common Stock, as reported by the New York Stock Exchange, for the periods indicated:

	Price Range of
For the year ended December 31, 2002:	Common Stock

	High	Low

4th Quarter	$41.65	$33.15
3rd Quarter	$49.09	$37.92
2nd Quarter	$52.49	$42.27
1st Quarter	$50.50	$35.52

	Price Range of
For the year ended December 31, 2001:	Common Stock

	High	Low

4th Quarter	$38.20	$26.52
3rd Quarter	$42.14	$24.42
2nd Quarter	$38.50	$28.40
1st Quarter	$34.70	$24.50

ITEM 6 — SELECTED FINANCIAL DATA

The following income statement and balance sheet data were derived from our consolidated financial statements. Our consolidated financial statements for the year ended December 31, 2002 have been audited by Ernst & Young LLP. Our consolidated financial statements for the years ended December 31, 2001, 2000, 1999 and 1998 have been audited by Arthur Andersen LLP. The selected financial data below should be read in conjunction with our consolidated financial statements and the notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Report. For a discussion of the risks relating to Arthur Andersen LLP’s audit of our financial statements, please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors — Risks relating to Arthur Andersen LLP.”

For the year ended December 31,	2002		2001(1)		2000(2)		1999(3)		1998(4)

	(In millions(5))

Operating Data:
Net sales	$14,424.6		$13,624.7		$14,072.8		$12,428.8		$9,059.4
Gross profit	1,260.3		1,034.8		1,450.1		1,269.2		861.4
Selling, general and administrative expenses	517.2		514.2		524.8		483.7		337.0
Restructuring and other charges (credits)	—		—		—		(4.4)		133.0
Amortization of goodwill	—		90.2		89.9		76.6		49.2
Interest expense	210.5		254.7		316.2		235.1		110.5
Other expense, net(6)	64.1		85.8		47.2		47.1		22.3

Income before income taxes and cumulative effect of a change in accounting principle	468.5		89.9		472.0		431.1		209.4
Income taxes	157.0		63.6		197.3		174.0		93.9

Income before cumulative effect of a change in accounting principle	311.5		26.3		274.7		257.1		115.5
Cumulative effect of a change in accounting principle, net of tax(7)	298.5		—		—		—		—

Net income	$13.0		$26.3		$274.7		$257.1		$115.5

Basic net income per share	$0.20		$0.41		$4.21		$3.84		$1.73
Diluted net income per share	$0.19		$0.40		$4.17		$3.80		$1.70
Actual shares outstanding	65,737,658		64,253,337		63,554,352		66,599,500		66,684,084
Weighted average shares outstanding(8)	67,057,139		65,305,034		65,840,964		67,743,152		68,023,375

Balance Sheet Data:
Current assets	$2,507.7		$2,366.8		$2,828.0		$3,154.2		$2,198.0
Total assets	7,483.0		7,579.2		8,375.5		8,717.6		5,677.3
Current liabilities	3,045.2		3,182.8		3,371.6		3,487.4		2,497.5
Long-term debt	2,132.8		2,293.9		2,852.1		3,324.8		1,463.4
Stockholders’ equity	1,662.3		1,559.1		1,600.8		1,465.3		1,300.0

Other Data:
EBITDA(9)	$1,044.1		$822.6		$1,227.6		$1,054.2		$561.9
Ratio of EBITDA to interest expense	5.0	x	3.2	x	3.9	x	4.5	x	5.1	x
Ratio of earnings to fixed charges(10)	3.0	x	1.4	x	2.4	x	2.8	x	2.7	x
Cash flows from operating activities	$545.1		$829.8		$753.1		$560.3		$285.4
Cash flows from investing activities	$(259.3)		$(201.1)		$(225.1)		$(2,538.2)		$(677.8)
Cash flows from financing activities	$(295.8)		$(645.5)		$(523.8)		$2,038.0		$383.8
Capital expenditures	$272.6		$267.0		$322.3		$391.4		$351.4
Employees at year end	114,694		113,577		121,636		121,102		65,316
Number of facilities(11)	283		309		335		330		206
North American content per vehicle(12)	$577		$572		$553		$478		$369
North American vehicle production(13)	16.4		15.5		17.2		17.0		15.5
Western European content per vehicle(14)	$262		$240		$235		$227		$176
Western European vehicle production(15)	16.1		16.7		16.3		16.1		15.8
South American content per vehicle(16)	$82		$99		$102		$101		$134
South American vehicle production(17)	1.8		2.0		1.9		1.6		2.0

(1)	Results include the effect of the $149.2 million restructuring and other charges ($110.2 million after tax), the $90.2 million goodwill amortization ($83.2 million after tax), the $13.0 million premium and write-off of deferred financing fees related to the prepayment of debt ($7.9 million after tax) and the $15.0 million net loss on the sale of certain businesses and other non-recurring transactions ($15.7 million after tax).

(2)	Results include the $89.9 million goodwill amortization ($82.9 million after tax) and the effect of the $3.2 million net gain on the sale of the sealants and foam rubber business, the sale of certain foreign businesses and other non-recurring transactions ($1.9 million loss after tax).

(3)	Results include the effect of the $4.4 million restructuring and other credits ($2.6 million after tax) and the $76.6 million goodwill amortization ($69.8 million after tax).

(4)	Results include the effect of the $133.0 million restructuring and other charges ($92.5 million after tax) and the $49.2 million goodwill amortization ($45.5 million after tax).

(5)	Except per share data, actual and weighted average shares outstanding, employees at year end, number of facilities, North American content per vehicle, Western European content per vehicle and South American content per vehicle.

(6)	Consists of foreign currency exchange, minority interests in consolidated subsidiaries, equity in net (income) loss of affiliates, state and local taxes and other expense.

(7)	The cumulative effect of a change in accounting principle results from goodwill impairment charges recorded in conjunction with the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

(8)	Weighted average shares outstanding is calculated on a diluted basis.

(9)	“EBITDA” is operating income plus depreciation and amortization. We believe that the operating performance of companies in our industry is measured, in part, by their ability to generate EBITDA. In addition, we use EBITDA as an indicator of our operating performance and as a measure of our cash generating capabilities. EBITDA does not represent and should not be considered as an alternative to net income, operating income, net cash provided by operating activities or any other measure for determining operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. Further, EBITDA, as we calculate it, may not be comparable to calculations of similarly-titled measures by other companies. A reconciliation of gross profit (defined as net sales less cost of sales) from our consolidated statements of income to EBITDA is shown below:

For the year ended December 31,	2002	2001	2000	1999	1998

Gross profit	$1,260.3	$1,034.8	$1,450.1	$1,269.2	$861.4
Less: Selling, general and administrative expenses	517.2	514.2	524.8	483.7	337.0
Restructuring and other charges (credits)	—	—	—	(4.4)	133.0
Add: Depreciation	301.0	302.0	302.3	264.3	170.5

EBITDA	$1,044.1	$822.6	$1,227.6	$1,054.2	$561.9

(10)	“Fixed charges” consist of interest on debt, amortization of deferred financing fees and that portion of rental expenses representative of interest (deemed to be one-third of rental expenses). “Earnings” consist of income before income taxes, fixed charges, undistributed earnings and minority interests.

(11)	Includes facilities operated by our majority-owned affiliates.

(12)	“North American content per vehicle” is our net sales in North America divided by estimated total North American vehicle production. Content per vehicle data excludes business conducted through non-consolidated joint ventures. Content per vehicle data for 2001 has been updated to reflect actual production levels.

(13)	“North American vehicle production” includes car and light truck production in the United States, Canada and Mexico estimated from industry sources.

(14)	“Western European content per vehicle” is our net sales in Western Europe divided by estimated total Western European vehicle production. Content per vehicle data excludes business conducted through non-consolidated joint ventures. Content per vehicle data for 2001 has been updated to reflect actual production levels.

(15)	“Western European vehicle production” includes car and light truck production in Austria, Belgium, France, Germany, Italy, The Netherlands, Portugal, Spain, Sweden and the United Kingdom estimated from industry sources.

(16)	“South American content per vehicle” is our net sales in South America divided by estimated total South American vehicle production. Content per vehicle data excludes business conducted through non-consolidated joint ventures. Content per vehicle data for 2001 has been updated to reflect actual production levels.

(17)	“South American vehicle production” includes car and light truck production in Argentina, Brazil and Venezuela estimated from industry sources.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview
 We are the world’s largest automotive interior systems supplier based on net sales. Our net sales have grown from $7.3 billion for the year ended December 31, 1997 to $14.4 billion for the year ended December 31, 2002. The major sources of this growth have been new program awards and the implementation of a strategic acquisition plan to capitalize on supplier consolidation and globalization trends in the automotive industry. Our acquisitions account for approximately two-thirds of our net sales growth over the past five years. Our customers are the major automotive manufacturers, including General Motors, Ford, DaimlerChrysler, BMW, Fiat, Volkswagen, PSA, Renault/Nissan, Toyota and Subaru.

Our operations are directly related to automotive vehicle production. Automotive sales and production are cyclical and can be affected by numerous factors, including general economic conditions, labor relations issues and regulatory factors. In 2002, automotive production increased in North America and declined in Western Europe as compared to 2001. In 2003, automotive production is currently expected to decline approximately 2% in North America and to remain constant in Western Europe, although actual production levels may be influenced by numerous factors.

In addition to overall automotive vehicle production, our operating results are significantly impacted by the commercial success of the vehicle platforms for which we supply products and the market share of our customers. General Motors and Ford and their respective affiliates accounted for approximately 60% of our net sales in 2002. A loss of significant business from General Motors or Ford, or a decrease in business with respect to a significant automobile model, could materially and negatively affect our operating results. In addition, production levels at Fiat, which accounted for approximately 4% of our net sales in 2002, declined approximately 20% in the second half of 2002 versus a year earlier, with this trend continuing in the first half of 2003. The decline in production levels at Fiat adversely affects our operating results.

Moreover, our customers require us to reduce costs while at the same time assuming greater responsibility for the design, development, engineering and integration of interior products. Our profitability is dependent on our ability to implement product cost reductions in either our processes or those of our customers or to obtain similar reductions from our suppliers. Our profitability is also dependent on our ability to efficiently control program launch costs as well as changes in the timing of program launches.

For a more detailed description of other factors that have had, or may in the future have, a significant impact on our business, results of operations or financial condition, please refer to “ — Forward-Looking Statements” and “ — Risk Factors.”

Results of Operations

Year Ended December 31, 2002 Compared With Year Ended December 31, 2001
 Net sales for the year ended December 31, 2002 were $14.4 billion as compared to $13.6 billion for the year ended December 31, 2001, an increase of $800 million or 5.9%. New business, increased production volumes on existing programs, net of selling price reductions, in North America and foreign exchange rate fluctuations favorably impacted net sales by $752 million, $560 million and $42 million, respectively. These increases were partially offset by the negative impact of production and platform mix, lower production volumes and selling price reductions in Western Europe and South America and the effect of our earlier period divestitures, which negatively impacted net sales by $224 million, $175 million, $127 million and $29 million, respectively.

Gross profit and gross margin were $1.3 billion and 8.7% in 2002 as compared to $1.0 billion and 7.6% in 2001. In 2001, we began to implement a restructuring plan to consolidate our operations and align our capacity and operations with existing market conditions. As a result of this restructuring plan, we recorded charges of $149 million, including $141 million recorded as cost of sales (see
“ — Restructurings”). Excluding the impact of restructuring charges, gross profit and gross margin were $1.2 billion and 8.7% in 2001. New business and increased production volumes on existing programs, net of selling price reductions, in North America favorably impacted gross profit by $43 million and $90 million, respectively. These increases were partially offset by the impact of production and platform mix and decreased production volumes and selling price reductions in Western Europe and South America, which collectively reduced gross profit by $67 million. Gross profit was also favorably impacted by improved plant performance and negatively impacted by several European program launches.

Selling, general and administrative expenses, including research and development, were $517 million for the year ended December 31, 2002 as compared to $514 million for the year ended December 31, 2001. As a percentage of net sales, selling, general and administrative expenses were 3.6% in the current year and 3.8% in the prior year. Excluding the impact of restructuring charges, selling, general and administrative expenses were $506 million and 3.7% as a percentage of net sales in

2001. A decrease in administrative costs was offset by the impact of our expanded marketing efforts related to the Asian automotive manufacturers in 2002.

Research and development costs incurred in connection with the development of new products and manufacturing methods, to the extent not recoverable from the customer, are charged to selling, general and administrative expenses as incurred. Such costs declined to $176 million in 2002 from $199 million in 2001, partially due to the global consolidation of our engineering centers. In addition, we capitalized $117 million and $95 million of pre-production engineering, research and development costs which are recoverable from the customer for the years ended December 31, 2002 and 2001.

Cost of sales and selling, general and administrative expenses for the year ended December 31, 2001 each included net severance costs of $5 million related to actions to reduce our cost base, which were completed during 2001. Approximately 4,800 employees in our worldwide workforce were terminated during this period.

Interest expense was $211 million in 2002 as compared to $255 million in 2001. Our reduced debt balance and lower interest rates favorably impacted interest expense by $31 million and $17 million, respectively.

Other expense, which includes state and local taxes, foreign currency exchange and other non-operating expenses, was $52 million in the current year as compared to $78 million in the prior year. During 2001, we recorded a net gain of $1 million related to the sales of our Spanish wire business, a plastics molding facility, an interior acoustics facility and the metal seat frame portion of a facility as well as a loss of $3 million related to the write-down of certain other assets to net realizable value. In addition, during 2001, we recorded a redemption premium and a write-off of deferred financing fees totaling $13 million related to our 9.50% subordinated notes due 2006 and our prior credit facility and recognized a discount of $16 million, of which $3 million was non-recurring, related to the transfer of accounts receivable under an asset-backed securitization facility (the “ABS facility”). Excluding these non-recurring transactions, other expense would have been $60 million for the year ended December 31, 2001.

The provision for income taxes was $157 million, representing an effective tax rate of 33.5%, for the year ended December 31, 2002 as compared to $64 million, representing an effective tax rate of 70.7%, for the year ended December 31, 2001. The effective rate for 2002 and 2001 approximated the United States Federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, valuation adjustments, research and development credits and other items. For more information relating to income taxes, see Note 8, “Income Taxes,” to the consolidated financial statements included in this Report.

Net income was $13 million, or $0.19 per diluted share, for the year ended December 31, 2002 as compared to $26 million, or $0.40 per diluted share, for the year ended December 31, 2001. On January 1, 2002, we adopted SFAS No. 142, under which goodwill is no longer amortized but is subject to annual impairment analysis. As a result of our initial impairment analysis, we recorded impairment charges of $311 million ($299 million after tax) as of January 1, 2002. Excluding these charges, net income in 2002 would have been $312 million, or $4.65 per diluted share. In addition, had we discontinued the amortization of goodwill on January 1, 2001, net income in 2001 would have been $110 million, or $1.68 per diluted share.

Reportable Operating Segments
Certain of the financial information presented below is for our three reportable operating segments for the periods presented. These segments are: seating, which includes seat systems and the components thereof; interior, which includes flooring and acoustic systems, door panels, instrument panels and cockpit systems, overhead systems and other interior products; and electronic and electrical, which includes electronic and electrical distribution systems, primarily wire harnesses, wireless systems and interior control systems. Information regarding each segment’s operating income before amortization and operating margin before amortization are presented because management uses these measures internally to assess operating performance. However, these measures should not be used as substitutes for measures of operating performance calculated in accordance with generally accepted accounting principles.

Seating -
Seating net sales were $9.9 billion for the year ended December 31, 2002 as compared to $9.3 billion for the year ended December 31, 2001, an increase of $565 million or 6.1%. New business and increased production volumes on existing programs, net of selling price reductions, favorably impacted net sales by $536 million. Operating income before amortization and operating margin before amortization were $568 million and 5.8% for 2002 as compared to $454 million and 4.9% for 2001. New business and increased production volumes, net of selling price reductions, contributed $57 million to the increase in operating income before amortization. Operating income before amortization also benefited from improved plant performance by $56 million.

Interior -
Interior net sales were $2.6 billion for the year ended December 31, 2002 as compared to $2.4 billion for the year ended December 31, 2001, an increase of $118 million or 4.8%. New business and increased production volumes on existing programs, net of selling price reductions, favorably impacted net sales by $137 million. The effect of our divestitures negatively impacted net sales by $29 million. Operating income before amortization and operating margin before amortization were $140 million and 5.5% in 2002 and $205 million and 8.4% in 2001. Lower product pricing was partially offset by both new business and increased production volumes on existing programs, which contributed $17 million to the decline in operating income before amortization. European program launches, which negatively impacted operating income before amortization by $25 million, as well as lower than anticipated or delayed customer production, the implementation of new technologies and continuing commercial challenges with some products also contributed to the year over year decline. Operating income before amortization was further impacted by increased raw material costs.

Electronic and Electrical -
Electronic and electrical net sales were $2.0 billion for the year ended December 31, 2002 as compared to $1.9 billion for the year ended December 31, 2001, an increase of $120 million or 6.3%. New business and increased production volumes on existing programs, net of selling price reductions, favorably impacted net sales by $113 million. Operating income before amortization and operating margin before amortization were $232 million and 11.5% for 2002 as compared to $174 million and 9.2% for 2001. New business and increased production volumes, net of selling price reductions, contributed $26 million to the increase in operating income before amortization. Operating income before amortization also benefited from improved plant performance.

Year Ended December 31, 2001 Compared With Year Ended December 31, 2000
 Net sales for the year ended December 31, 2001 were $13.6 billion as compared to $14.1 billion for the year ended December 31, 2000, a decrease of $448 million or 3.2%. Lower global production volumes on existing programs, foreign exchange rate fluctuations and the effect of our divestitures negatively impacted net sales by approximately $1.0 billion, $0.3 billion and $0.1 billion, respectively. Selling price reductions also contributed to the decline in net sales. These factors were partially offset by new business.

Gross profit and gross margin were $1.0 billion and 7.6% in 2001 as compared to $1.5 billion and 10.3% in 2000. Excluding the impact of restructuring charges, gross profit and gross margin were $1.2 billion and 8.7% in 2001. The decrease is primarily the result of lower global production volumes and our divestitures, which contributed approximately $234 million and $31 million, respectively, to the decline in gross profit. Selling price reductions, to the extent not offset by cost reductions, also contributed to the decline in gross profit.

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

Research and development costs incurred in connection with the development of new products and manufacturing methods, to the extent not recoverable from the customer, are charged to selling, general and administrative expenses as incurred. Such costs amounted to $199 million and $209 million for the years ended December 31, 2001 and 2000, respectively.

Cost of sales and selling, general and administrative expenses for the year ended December 31, 2001 each included net severance costs of $5 million related to actions to reduce our cost base, which were completed during 2001. Approximately 4,800 employees in our worldwide workforce were terminated during this period.

Interest expense was $255 million in 2001 as compared to $316 million in 2000. Our reduced debt balance, lower interest rates and the ABS facility favorably impacted interest expense by $23 million, $17 million and $15 million, respectively.

Other expense, which includes state and local taxes, foreign currency exchange and other non-operating expenses, was $78 million for the year ended December 31, 2001 as compared to $35 million for the year ended December 31, 2000. During 2001, we recorded a net gain of $1 million related to the sales of our Spanish wire business, a plastics molding facility, an interior acoustics facility and the metal seat frame portion of a facility as well as a loss of $3 million related to the write-down of certain other assets to net realizable value. In addition, during 2001, we recorded a redemption premium and a write-off of deferred financing fees totaling $13 million related to our 9.50% subordinated notes due 2006 and our prior credit facility and recognized a discount of $16 million, of which $3 million was non-recurring, related to the transfer of accounts receivable under the ABS facility. Excluding these non-recurring transactions, other expense would have been $60 million for the year ended December 31, 2001. During 2000, we recorded a net gain of $17 million related to the sales of our sealants and foam rubber business and four plastic and metal manufacturing facilities as well as non-recurring expenses, including the disposal of idle equipment, of $14 million. Excluding these non-recurring transactions, other expense would have been $38 million for the year ended December 31, 2000. On an adjusted basis, the increase in other expense was primarily due to a recurring discount of approximately $13 million related to the transfer of accounts receivable under the ABS facility and an increase in foreign currency exchange losses.

The provision for income taxes was $64 million, representing an effective tax rate of 70.7%, for the year ended December 31, 2001 as compared to $197 million, representing an effective tax rate of 41.8%, for the year ended December 31, 2000. The effective rate for 2001 and 2000 approximated the United States Federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, valuation adjustments, amortization of goodwill, research and development credits and other items. For more information relating to income taxes, see Note 8, “Income Taxes,” to the consolidated financial statements included in this Report.

Net income for the year ended December 31, 2001 was $26 million, or $0.40 per diluted share, as compared to $275 million, or $4.17 per diluted share, for the year ended December 31, 2000.

Reportable Operating Segments

Seating -
Seating net sales were $9.3 billion for the year ended December 31, 2001 as compared to $9.1 billion for the year ended December 31, 2000, an increase of $0.2 billion or 1.7%. Lower global production volumes on existing customer programs reduced net sales by $0.5 billion. This decrease was more than offset by new business. Operating income before amortization and operating margin before amortization were $454 million and 4.9% for 2001 as compared to $495 million and 5.4% for 2000. These decreases were primarily the result of lower customer requirements and production shutdowns affecting existing programs, which accounted for a $91 million decline in operating income before amortization, and the effect of our divestitures, which contributed an additional $10 million. These decreases were partially offset by new business.

Interior -
Interior net sales were $2.4 billion for the year ended December 31, 2001 as compared to $2.8 billion for the year ended December 31, 2000, a decrease of 12.4%. This decrease was primarily due to lower global production volumes on existing customer programs, which negatively impacted net sales by $0.2 billion, and the effect of our divestitures, which negatively impacted net sales by $0.1 billion. Operating income before amortization and operating margin before amortization were $205 million and 8.4% in 2001 and $315 million and 11.3% in 2000. These decreases were primarily the result of lower customer requirements and production shutdowns affecting existing programs, which accounted for a $71 million decline in operating income before amortization, and the effect of our divestitures, which contributed an additional $15 million.

Electronic and Electrical -
Electronic and electrical net sales were $1.9 billion for the year ended December 31, 2001 as compared to $2.2 billion for the year ended December 31, 2000, a decrease of $0.3 billion or 11.7%. This decrease was primarily attributable to lower global production volumes on existing customer programs, which reduced net sales by $0.3 billion. Operating income before amortization and operating margin before amortization were $174 million and 9.2% for 2001 as compared to $266 million and 12.4% for 2000. These decreases were primarily the result of lower customer requirements and production shutdowns affecting existing programs, which accounted for a $72 million decline in operating income before amortization, and the effect of our divestitures, which contributed an additional $6 million.

Restructurings

In order to better align our operations and capacity in response to reductions in global automotive production volumes, in the fourth quarter of 2001, we began to implement a restructuring plan. This restructuring plan was designed to consolidate certain operations and to improve overall efficiencies and our long-term competitive position. As a result of this restructuring plan, we recorded pre-tax charges of $149 million in the fourth quarter of 2001, including $141 million recorded as cost of sales and $8 million recorded as selling, general and administrative expenses. Significant activities included in the restructuring plan are as follows:

•	Consolidation of North and South American regions. We have implemented a plan to consolidate certain manufacturing and administrative functions in North and South America. The plan included the closure of ten manufacturing and three warehouse facilities in North America and three manufacturing facilities in South America. The charges consisted of severance costs of $32 million for 3,491 employees notified prior to December 31, 2001, asset impairment charges of $24 million, lease cancellation costs of $6 million and other facility closure costs of $3 million.

We also implemented a plan to consolidate certain administrative functions and to reduce the U.S. salaried workforce. We recorded a charge of $6 million for severance costs for 229 employees notified prior to December 31, 2001.

•	Consolidation of European and Rest of World regions. We have implemented a plan to consolidate certain manufacturing and administrative functions in Europe and Rest of World. The plan included the closure of five manufacturing facilities. The charges consisted of severance costs of $26 million for 4,290 employees notified prior to December 31, 2001, asset impairment charges of $27 million and other facility closure costs of $7 million.

In addition, we recorded a charge of $15 million for severance costs for 1,506 employees in one country under SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” related to the minimum aggregate severance payments to be made in accordance with statutory requirements.

We also implemented a plan to consolidate certain administrative functions and to reduce the European salaried workforce. We recorded a charge of $3 million for severance costs for 70 employees notified prior to December 31, 2001.

As of December 31, 2002, there were no significant changes to the original restructuring plan, and the plan was substantially complete. As of this date, there were three facilities which remained to be closed and approximately 600 employees yet to be terminated. These remaining actions are expected to be completed in 2003.

In 2002, the savings realized as a result of the restructuring plan were substantially offset by the related implementation and period costs. Beginning in 2003, we expect to realize between $55 million and $60 million per year in savings as a result of the restructuring plan.

For more information relating to the restructuring charges described above, see Note 4, “Restructuring Plan,” to the consolidated financial statements included in this Report.

Liquidity and Financial Condition
 Our primary liquidity needs are to fund capital expenditures, service indebtedness and support working capital requirements. Our principle sources of liquidity are cash flows from operating activities and borrowing availability under our primary credit facilities. A substantial portion of our operating income is generated by our subsidiaries. As a result, we are dependent on the earnings and cash flows of and the dividends, distributions or advances from our subsidiaries to provide the funds necessary to meet our obligations. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear.

Cash Flow
 Operating activities generated $545 million of cash in 2002 as compared to $830 million of cash in 2001. Excluding the net change in accounts receivable sold through the ABS facility and factoring arrangements, operating activities were a source of $667 million of cash in 2002 as compared to $585 million of cash in 2001. This increase is primarily the result of income before cumulative effect of a change in accounting principle, which improved by $285 million between periods. This improvement was partially offset by a $90 million decrease in amortization expense related to the implementation of SFAS No. 142. Excluding the impact of the net change in sold accounts receivable and the impact of foreign exchange rate fluctuations, accounts receivable decreased by $118 million between periods, primarily due to improved collections offset by the impact of increased volumes. Excluding the impact of foreign exchange rate fluctuations, accounts payable decreased by $171 million between periods, primarily due to the timing of payments offset by the impact of increased volumes.

Investing activities resulted in cash usage of $259 million in 2002 as compared to $201 million in 2001. This increase is primarily the result of a decline in net proceeds from disposition of businesses and other assets, which generated $51 million of cash in 2001. Capital expenditures were $273 million in 2002 as compared to $267 million in 2001. We anticipate capital expenditures in 2003 of approximately $300 million.

Financing activities resulted in cash usage of $296 million in 2002 as compared to $646 million in 2001. This decrease is primarily due to reduced payments under our primary credit facilities as a result of lower utilization of the ABS facility. This decrease is also the result of proceeds from the exercise of stock options, which generated an additional $37 million of cash in 2002 as compared to 2001, and the change in drafts, which generated $20 million of cash in 2002 and used $71 million of cash in 2001.

Capitalization
 We utilize a combination of committed credit facilities and long-term notes to fund our capital expenditures and base working capital requirements. For the years ended December 31, 2002 and 2001, our average outstanding long-term debt balances, as of the end of each fiscal quarter, were $2.2 billion and $2.6 billion, respectively. Weighted average long-term interest rates, including rates under our committed credit facilities and the effect of hedging activities, were 6.8% and 7.2% for the respective periods.

We also utilize uncommitted lines of credit to satisfy a portion of our short-term working capital requirements. For the years ended December 31, 2002 and 2001, our average outstanding unsecured short-term debt balances were $44 million and $40 million, respectively. Weighted average interest rates on the outstanding borrowings were 3.6% and 6.3% for the respective periods.

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

We have an option to redeem all or a portion of the convertible notes for cash at their accreted value at any time on or after February 20, 2007. Holders may require us to purchase their notes on each of February 20, 2007, 2012 and 2017, as well as upon the occurrence of a fundamental change, at their accreted value on such dates. We may choose to pay the purchase price in cash or, subject to the satisfaction of certain conditions, shares of our common stock or a combination of cash and shares of our common stock. We used the proceeds from the convertible note offering to repay indebtedness under the revolving portion of our primary credit facilities. The offering of the convertible notes was made pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. In June 2002, a registration statement covering the resale of the notes and the common stock issuable upon their conversion was declared effective by the Securities and Exchange Commission (“SEC”).

In March 2001, we replaced our $2.1 billion revolving credit facility in order to extend its maturity and reduce commitments. In addition, we amended our other primary credit facilities at the same time. Our primary credit facilities now consist of a $1.7 billion amended and restated credit facility, which matures on March 26, 2006, a $500 million revolving credit facility, which matures on May 4, 2004, and a $500 million term loan. In 2002, we prepaid $175 million of term loan repayments due in 2003 and 2004. As of December 31, 2002, $50 million was outstanding under the term loan. Our primary credit facilities provide for multicurrency borrowings in a maximum aggregate amount of $665 million, the commitment for which is part of the aggregate primary credit facilities commitment. On March 31, 2002, we adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections,” under which gains and losses associated with the extinguishment of debt are no longer classified as extraordinary. Accordingly, the write-off of deferred financing fees related to the $2.1 billion revolving credit facility, which totaled approximately $1.0 million ($0.6 million after tax), is reflected as other expense, net in the accompanying consolidated statement of income for the year ended December 31, 2001.

As of December 31, 2002, we had $133 million outstanding under our primary credit facilities and $34 million committed under outstanding letters of credit, resulting in more than $2.0 billion of unused availability under our primary credit facilities. The weighted average interest rates across all currencies as of December 31, 2002 and 2001 were 4.5% and 7.1%, respectively.

Scheduled cash interest payments on our outstanding senior notes are $133 million in each of 2003 and 2004 and $109 million in 2005. Borrowings under our primary credit facilities bear interest at variable rates. Therefore, an increase in interest rates would reduce our profitability. See “— Market Risk Sensitivity.”

In addition to indebtedness under our primary credit facilities, we had $2.0 billion of debt, including short-term borrowings, outstanding as of December 31, 2002, consisting primarily of $1.4 billion of senior notes due between 2005 and 2009, $261 million accreted value of zero-coupon convertible senior notes due 2022 and 250 million EUR (approximately $262 million based on the exchange rate in effect as of December 31, 2002) of senior notes due 2008.

Our primary credit facilities contain operating and financial covenants that, among other things, could limit our ability to obtain additional sources of capital. The primary credit facilities are guaranteed by certain of our significant subsidiaries and secured by the pledge of all or a portion of the capital stock of certain of our significant subsidiaries. Our senior notes are guaranteed by the same subsidiaries that guarantee our primary credit facilities. For more information concerning our long-term debt, please refer to Note 7, “Long-Term Debt,” to the consolidated financial statements included in this Report and to the agreements governing our material indebtedness, which have been filed as exhibits to this Report.

In August 2001, we redeemed our 9.50% subordinated notes due 2006. The redemption was made at 104.75% of the aggregate principal amount of the notes. In May 2001, we redeemed our 8.25% subordinated notes due 2002. The redemption was made at par. The redemptions were financed through borrowings under our primary credit facilities. The redemption premium and the write-off of deferred financing fees related to the redemption of the 9.50% subordinated notes due 2006 totaled approximately $12.0 million ($7.3 million after tax), which is reflected as other expense, net in the accompanying consolidated statement of income for the year ended December 31, 2001 in accordance with SFAS No. 145.

Our scheduled maturities of long-term debt, including capitalized lease obligations, and our lease commitments under noncancelable operating leases as of December 31, 2002 are shown below (in millions):

	2003	2004	2005	2006	2007	Thereafter	Total

Long-term debt maturities	$3.9	$53.9	$648.5	$86.8	$2.6	$1,341.0	$2,136.7
Operating lease commitments	77.6	65.0	53.3	66.3	31.2	68.0	361.4

Total	$81.5	$118.9	$701.8	$153.1	$33.8	$1,409.0	$2,498.1

In addition, we typically enter into agreements with our customers at the beginning of a given vehicle’s life for the fulfillment of our customers’ purchasing requirements for the entire production life of the vehicle, with terms of up to ten years. Prior to being formally awarded a program, we work closely with our customers in the early stages of designing and engineering a vehicle’s interior systems. The failure to complete the design and engineering work related to a vehicle’s interior systems, or to fulfill a customer’s contract, could adversely affect our business.

We have in place an ABS facility which, prior to November 2002, provided for maximum purchases of adjusted accounts receivable of $300 million. In November 2002, the ABS facility was amended to, among other things, extend the termination date to November 2003 and to reduce the maximum purchases of adjusted accounts receivable to $260 million, of which $189 million were purchased as of December 31, 2002. The level of funding utilized under this facility is based on the credit ratings of our major customers as well as the level of aggregate accounts receivable in a specific month. Due to recent declines in the credit ratings of two of these customers, our expected average utilization of the ABS facility will be reduced to approximately $175 million in 2003. Should our major customers experience further reductions in their credit ratings, we may be unable to utilize the ABS facility in the future. Should this occur, we would utilize our primary credit facilities to replace the funding currently provided by the ABS facility. During 2002, our utilization of the ABS facility versus other available credit facilities resulted in a savings of approximately $2 million. For more information relating to the ABS facility described above, see Note 12, “Financial Instruments,” to the consolidated financial statements included in this Report.

In addition, several of our European subsidiaries factor their accounts receivable with financial institutions. The amount of such factored receivables without recourse provisions, which is excluded from accounts receivable in our consolidated balance sheets, was $160 million and $184 million as of December 31, 2002 and 2001, respectively. We cannot provide any assurances that these factoring facilities will be available or utilized in the future.

We believe that cash flows from operations and available credit facilities will be sufficient to meet our anticipated debt service obligations, projected capital expenditures and working capital requirements. However, our operating cash flows and borrowing availability are subject to the risks and uncertainties identified under “ — Overview,” “ — Forward-Looking Statements” and “ — Risk Factors.”

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

Our most significant foreign currency transactional exposures relate to Canada, the European Monetary Union and Mexico. We have performed a quantitative analysis of our overall currency rate exposure as of December 31, 2002. The potential adverse earnings impact from a hypothetical 10% strengthening of the U.S. dollar relative to all other currencies for calendar year 2003 is approximately $9 million. The potential earnings impact from a similar strengthening of the Euro relative to all other currencies for calendar year 2003 is approximately $6 million.

As of December 31, 2002, foreign exchange contracts representing $1.3 billion of notional amount were outstanding with maturities of less than 12 months. The fair value of these contracts as of December 31, 2002 was approximately $(8) million. A 10% change in the value of the U.S. dollar relative to all other currencies would result in a $21 million change in market value. A 10% change in the value of the Euro would result in an $11 million change in market value.

There are certain shortcomings inherent to the sensitivity analysis presented. The analysis assumes that all currencies would uniformly strengthen or weaken relative to the U.S. dollar or Euro. In reality, some currencies may weaken while others may strengthen causing the earnings impact to increase or decrease depending on the currency and the direction of the rate movement.

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

We have performed a quantitative analysis of our overall interest rate exposure as of December 31, 2002. This analysis assumes an instantaneous 100 basis point parallel shift in interest rates at all points of the yield curve. The potential adverse earnings impact from this hypothetical increase for calendar year 2003 is approximately $3 million.

As of December 31, 2002, interest rate swap contracts representing $1.0 billion of notional amount were outstanding with maturity dates of June 2003 through May 2005. Of these contracts, $0.7 billion swap variable rate debt for fixed rate debt and $0.3 billion swap fixed rate debt for variable rate debt. The fair value of these interest rate swap contracts is subject to changes in value due to changes in interest rates. The fair value of outstanding contracts as of December 31, 2002 was approximately $(19) million. A 100 basis point parallel increase or decrease in interest rates would result in a $3 million change in the aggregated market value of these instruments.

Additional information relating to our outstanding financial instruments is included in Note 7, “Long-Term Debt,” and Note 12, “Financial Instruments,” to the consolidated financial statements included in this Report.

Other Matters

Pension and Other Postretirement Benefit Plans
 Approximately 20% of our active workforce is covered by defined benefit pension and/or other postretirement benefit plans. Pension benefit plans provide benefits based on plan-specific benefit formulas as defined by the applicable plan documents. Postretirement benefit plans generally provide for the continuation of medical benefits for certain eligible employees. In addition, we have contractual arrangements with certain employees which provide for supplemental retirement benefits. In general, pension obligations are funded based on legal requirements, tax considerations and local practice. Postretirement obligations are not funded.

As of December 31, 2002 (based on a September 30, 2002 measurement date), our projected benefit obligations related to pension and other postretirement benefit plans were $397 million and $182 million, respectively. These obligations are valued using a weighted average discount rate of 6.75% for domestic plans and 7.00% for foreign plans. The applicable discount rates are determined based on a review of the rates of return for high quality long-term bonds, such as the Moody’s Long-Term AA Bond Index.

Our unfunded pension obligation was $178 million as of December 31, 2002 as compared to $101 million as of December 31, 2001. The increase in the unfunded position is primarily the result of negative asset returns and a reduced discount rate in response to the decline in interest rates.

Pension expense was $41 million and $32 million in 2002 and 2001, respectively, and is determined using a variety of actuarial assumptions, including expected return on plan assets. The expected return on plan assets included in the calculation of 2002 pension expense was 9.00% for domestic plans and 7.00% for foreign plans. Based on an actuarial study and in response to market conditions, the expected return on plan assets for domestic plans was reduced to 7.75% for the calculation of 2003 pension expense. While we believe that this rate is reasonable at the present time, all actuarial assumptions are reviewed periodically and adjusted when necessary. Adjustments in our actuarial assumptions could negatively impact reported operating results.

We estimate that 2003 pension and other postretirement expense will be approximately $50 million and $35 million, respectively. This estimate is based on a discount rate of 6.75% and 7.00% and an expected return on plan assets of 7.75% and 7.00% for domestic and foreign plans, respectively. Actual expense will depend on the performance of plan assets, changes in the discount rates and various other factors related to the employees covered by these plans.

Decreasing the expected return on plan assets by 0.5% would have increased our 2002 pension expense by approximately $1 million. Decreasing the discount rate by 0.5% would have increased our pension obligation as of December 31, 2002 by approximately $25 million.

Additional information relating to our pension and other postretirement benefit plans is included in Note 9, “Pension and Other Postretirement Benefit Plans,” to the consolidated financial statements included in this Report.

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

We have been named as a potentially responsible party at several third-party landfill sites and are engaged in the cleanup of hazardous wastes at certain sites owned, leased or operated by us, including several properties acquired in our 1999 acquisition of United Technologies Automotive (“UT Automotive”). Certain present and former properties of UT Automotive are subject to environmental liabilities which may be significant. We obtained agreements and indemnities with respect to possible environmental liabilities from United Technologies Corporation in connection with our acquisition of UT Automotive. While we do not believe that the environmental liabilities associated with our current and former properties will have a material adverse effect on our business, consolidated financial position or results of future operations, no assurances can be given in this regard.

Critical Accounting Policies
 Our significant accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in this Report and include:

Pre-Production Costs Related to Long-Term Supply Arrangements. We incur pre-production engineering, research and development (“ER&D”) and tooling costs related to the products produced for our customers under long-term supply agreements. We expense all pre-production ER&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, we expense all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which the customer has not provided a noncancelable right to use the tooling. During 2002 and 2001, we capitalized $117 million and $95 million, respectively, of pre-production ER&D costs for which reimbursement is contractually guaranteed by the customer. In addition, during 2002 and 2001, we capitalized $294 million and $287 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a noncancelable right to use. During 2002, we collected $332 million of cash related to ER&D and tooling costs previously capitalized.

Gains and losses related to ER&D and tooling projects are reviewed on an aggregated program basis. Net gains on projects are deferred and recognized over the life of the related long-term supply agreement. Net losses on projects are recognized as costs are incurred.

A change in the commercial arrangements affecting any of our significant programs that would require us to expense ER&D or tooling costs that we currently capitalize under Emerging Issues Task Force No. 99-5 could have a material adverse impact on our reported results of operations.

Goodwill. On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this statement, goodwill is no longer amortized but is subject to annual impairment analysis. Our initial impairment analysis compared the fair values of each of our reporting units, based on discounted cash flow analyses, to the related net book values. As a result, we recorded impairment charges of $311 million ($299 million after tax) as of January 1, 2002. These charges are reflected as a cumulative effect of a change in accounting principle, net of tax in the consolidated statement of income for the year ended December 31, 2002. Our annual SFAS No. 142 impairment analysis was completed as of September 29, 2002, and there was no additional impairment.

Long-Lived Assets. On January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, we evaluate the carrying values of our long-lived assets whenever circumstances arise which call into question the recoverability of such carrying values. In 2002, due to operating losses at certain of our locations, we performed an impairment analysis of the related fixed assets. The results of the impairment analysis indicated that recognition of impairment of the fixed assets was not required. This potential risk of impairment of the fixed assets will be closely monitored in 2003. In addition, we continually evaluate alternatives with respect to underperforming facilities, which may include realignment of our existing manufacturing capacity, plant shutdowns or similar actions.

In 2001, an impairment charge of $52 million was recognized in connection with our related restructuring plan. See Note 4, “Restructuring Plan,” to the consolidated financial statements included in this Report.

Revenue Recognition and Sales Commitments. We recognize revenues as our products are shipped to our customers. We enter into agreements with our customers to produce products at the beginning of a vehicle’s life. Once we enter into such agreements, fulfillment of our customers’ purchasing requirements is our obligation for the entire production life of the vehicle, with terms of up to ten years. These agreements generally may be terminated by our customer (but not by us) at any time. Historically, terminations of these agreements have been minimal. In certain limited instances, we may be committed under existing agreements to supply products to our customers at selling prices which are not sufficient to cover the direct cost to produce such products. In such situations, we recognize losses as they are incurred.

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

				Accrual at
	Original			Dec. 31,
	Accrual	Adjustments	Utilized	2002

Lear-Donnelly	$8.7	$—	$(8.7)	$—
UT Automotive	19.7	—	(15.0)	4.7
Peregrine	18.4	—	(18.4)	—
Delphi	53.3	(1.3)	(35.8)	16.2

We utilized $8.4 million, $23.5 million and $31.2 million of the loss contract accruals to offset losses in 2002, 2001 and 2000, respectively. The estimated utilization of the aggregate loss contract accrual is $10.4 million and $10.5 million for 2003 and 2004, respectively.

Amounts billed to customers related to shipping and handling are included in net sales in our consolidated statements of income. Shipping and handling costs are included in cost of sales in our consolidated statements of income.

Accounting for Stock-Based Compensation. As of December 31, 2002, we accounted for our stock option plans under the recognition and measurement provisions of APB Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations. We anticipate adopting the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for the year ending December 31, 2003, under which compensation cost for stock option grants would be determined based on the fair value of the option at the grant date. SFAS No. 123 would be applied prospectively to all employee awards granted after January 1, 2003, as permitted under the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Please refer to “— Recently Issued Accounting Pronouncements.”

Use of Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. There were no material changes in our methods or policies used to establish estimates and assumptions. Generally, matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, unsettled pricing discussions with customers and suppliers, warranty, pension and other postretirement plan assumptions, plant consolidation and reorganization reserves, self-insurance accruals, asset valuation reserves and accruals related to litigation, environmental remediation costs and income taxes. While management does not believe that the ultimate settlement of any such assets or liabilities will materially affect our financial position or results of future operations, actual results may differ from estimates provided.

Backlog
 As of December 31, 2002, we had an incremental sales backlog of $900 million for orders to be executed in 2003. Our current five-year sales backlog exceeds our prior year five-year sales backlog by approximately $400 million, with most of the increase in 2006 and 2007, although various factors could influence the timing and realization of new sales. We typically enter into agreements with our customers at the beginning of a vehicle’s life for the fulfillment of our customers’ purchasing requirements for the entire production life of the vehicle. These agreements generally may be terminated by the customer (but not by us) at any time. Therefore, our backlog data does not reflect firm orders or firm commitments. Our sales backlog reflects the expected aggregate sales increase of (i) formally awarded new programs, (ii) targeted programs on which we believe there is a substantial likelihood of award, (iii) lost and canceled programs, (iv) estimates regarding customer-mandated changes in selling prices and (v) estimates of expected growth in vehicle content. Changes in any of these components may significantly impact our backlog. In addition, our backlog may be impacted by various assumptions imbedded in the calculation, including, but not limited to, vehicle production levels on new, replacement and targeted programs, foreign currency exchange rates and the timing of major program launches.

Recently Issued Accounting Pronouncements
 Costs Associated with Exit or Disposal Activities. The Financial Accounting Standards Board (“FASB”) has issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for all exit or disposal activities initiated after December 31, 2002. This statement requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Such costs include one-time employee termination costs, contract cancellation provisions and other costs typically associated with a corporate restructuring or other exit or disposal activities. We do not expect the effects of adoption to be significant.

Accounting for Stock-Based Compensation. The FASB has issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which is effective for fiscal years ending after December 15, 2002. This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” by providing alternative methods of transition for the adoption of the fair value based method of accounting for stock-based compensation and by requiring additional disclosures. The alternative methods under SFAS No. 148 include the prospective method, the modified prospective method and the retroactive restatement method. We anticipate adopting the fair value based method of accounting for stock-based compensation for the year ending December 31, 2003 using the prospective method. As a result, the fair value based method of accounting would be applied to stock-based compensation grants issued after December 31, 2002. The resulting compensation costs would be amortized over the related vesting period. In 2003, the adoption of SFAS No. 123 would reduce net income per share by approximately $0.07 per share, assuming a similar mid-year option grant, consistent with prior years.

Accounting and Disclosure Requirements for Guarantees. The FASB has issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the provisions of which apply to guarantees issued or modified after December 31, 2002. This interpretation requires guarantors to record a liability for the fair value of certain guarantees at their inception. We do not expect the effects of adoption to be significant.

Variable Interest Entities. The FASB has issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” the provisions of which apply immediately to any variable interest entity created after January 31, 2003 and apply in the first interim period beginning after June 15, 2003 to any variable interest entity created prior to February 1, 2003. This interpretation requires the consolidation of a variable interest entity by its primary beneficiary and may require the consolidation of a portion of a variable interest entity’s assets or liabilities under certain circumstances. We do not expect the effects of adoption to be significant. For further information, see Note 12, “Financial Instruments,” to the consolidated financial statements included in this Report.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. The words “will,” “may,” “designed to,” “outlook,” “believes,” “should,” “anticipates,” “plans,” “expects,” “intends,” “estimates” and similar expressions identify these forward-looking statements. All statements contained or incorporated in this Report which address operating performance, events or developments that we expect or anticipate may occur in the future, including statements related to volume growth, awarded sales contracts and earning per share growth or statements expressing views about future operating results, are forward-looking statements. Important factors, risks and uncertainties that may cause actual results to differ from those expressed in our forward-looking statements include, but are not limited to:

•	general economic conditions in the markets in which we operate;

•	fluctuation in worldwide or regional automotive and light truck production;

•	financial or market declines of our customers;

•	labor disputes involving us or one or more of our customers or that could otherwise affect our operations;

•	changes in practices and/or policies of our significant customers toward outsourcing automotive systems and components;

•	our success in achieving cost reductions that offset or exceed customer-mandated selling price reductions;

•	liabilities arising from legal proceedings to which we are or may become a party or claims against us or our products;

•	increases in our warranty costs;

•	fluctuations in foreign currency exchange rates;

•	increases in interest rates;

•	changes in technology and technological risks;

•	adverse changes in economic conditions or political instability in the jurisdictions in which we operate;

•	competitive conditions impacting our key customers;

•	increases in energy or raw material costs;

•	raw materials shortages;

•	the occurrence of war, terrorist attacks or other adverse geopolitical events; and

•	other risks, described below in “— Risk Factors” and from time to time in our other SEC filings.

We do not assume any obligation to update any of these forward-looking statements.

Risk Factors

•	A decline in automotive sales would reduce our sales and could harm our profitability, thereby making it more difficult for us to make payments under our indebtedness and lead to a decline in the value of our common stock.
Our operations are directly related to automotive vehicle production. Automotive sales and production are cyclical and can be affected by the strength of a country’s general economy. In addition, automotive sales and production can be affected by labor relations issues, regulatory requirements, trade agreements and other factors. Automotive production in North America and Western Europe has declined from 33.2 million in 1999 to 32.5 million in 2002 and is expected to decline to 32.0 million in 2003. Numerous factors beyond our control could lead to a further decline. Our 2001 restructuring actions were intended to align our capacity with lower production levels. However, deterioration beyond the expected production levels could have a negative impact on our sales, net income and other results of operations.

•	The loss of business from a major customer could reduce our sales and harm our profitability, which could make it more difficult for us to make payments under our indebtedness and lead to a decline in the value of our common stock.
General Motors and Ford and their respective affiliates, the two largest automotive manufacturers in the world, together accounted for approximately 60% of our net sales in 2002. A loss of significant business from General Motors or Ford could be harmful to our business and our profitability, thereby making it more difficult for us to make payments under our indebtedness and leading to a decline in the value of our common stock. In addition, production levels at Fiat, our fifth-largest customer in 2002, declined approximately 20% in the second half of 2002, versus a year earlier, with the trend continuing in the first half of 2003. The decline in production levels at Fiat adversely affects our operating results. In addition, several of the platforms of other automotive manufacturers for which we are a major supplier have recently experienced significant decreases in production volumes.

•	The discontinuation of, or the loss of business with respect to, a particular vehicle model for which we are a significant supplier would reduce our sales and harm our profitability, which could make it more difficult for us to make payments under our indebtedness and lead to a decline in the value of our common stock.
Although we have purchase orders from many of our customers, these purchase orders generally provide for the supply of a customer’s annual requirements for a particular model and assembly plant, renewable on a year-to-year basis, rather than for the purchase of a specific quantity of products. The discontinuation of, or loss of business with respect to, an automobile model for which we are a significant supplier would reduce our sales and profitability, thereby making it more difficult for us to make payments under our indebtedness and leading to a decline in the value of our common stock.

•	Our substantial international operations make us vulnerable to risks associated with doing business in foreign countries.
As a result of our global presence, a significant portion of our revenues and expenses are denominated in currencies other than U.S. dollars. In addition, we have manufacturing and distribution facilities in many foreign countries, including countries in Asia, Eastern and Western Europe and Central and South America. International operations are subject to certain risks inherent in doing business abroad, including:

•	exposure to local economic conditions;

•	expropriation and nationalization;

•	foreign currency exchange rate fluctuations and currency controls;

•	withholding and other taxes on remittances and other payments by subsidiaries;

•	investment restrictions or requirements;

•	export and import restrictions; and

•	increase in working capital requirements related to long supply chains.

The likelihood of such occurrences and their potential effect on us vary from country to country and are unpredictable but may have a material adverse effect on our business and our profitability, which would make it more difficult for us to make payments under our indebtedness and lead to a decline in the value of our common stock.

•	A significant labor dispute involving us or one or more of our customers or that could otherwise affect our operations could materially reduce our sales and harm our profitability, thereby making it more difficult for us to make payments under our indebtedness and lead to a decline in the value of our common stock.
Approximately 80% of our employees, and a substantial number of the employees of most of our customers and suppliers, are members of industrial trade unions and are employed under the terms of collective bargaining agreements. Virtually all of our unionized facilities in the United States and Canada have a separate agreement with the union that represents the workers at such facilities, with each such agreement having an expiration date that is independent of other collective bargaining agreements. Collective bargaining agreements covering approximately 25% of our unionized workforce of approximately 93,000 employees are scheduled to expire during 2003. A labor dispute involving us or any of our customers or suppliers or that could otherwise affect our operations or the inability by us or any of our customers or suppliers to negotiate an extension of a collective bargaining agreement covering a large number of employees upon its expiration, could materially reduce our sales and harm our profitability, thereby making it more difficult for us to make payments under our indebtedness and lead to a decline in the value of our common stock. Significant increases in labor costs as a result of the renegotiation of collective bargaining agreements could also adversely impact our business and profitability.

The collective bargaining agreements covering the United States unionized workforce of our three largest customers, General Motors, Ford and DaimlerChrysler, are scheduled to expire in September 2003.

•	Adverse developments affecting one or more of our major suppliers could materially harm our operating results, thereby making it more difficult for us to make payments under our indebtedness and lead to a decline in the value of our common stock.
We obtain components and other products and services from numerous tier II automotive suppliers and other vendors throughout the world. In certain instances, it would be difficult and expensive for us to change suppliers of products and services critical to our business. Some of our suppliers are financially distressed or may become financially distressed. Any significant disruption in our supplier relationships, including certain relationships with sole-source suppliers, could materially harm our operating results, thereby making it more difficult for us to make payments under our indebtedness and lead to a decline in the value of our common stock.

•	A significant product liability lawsuit, warranty claim or product recall involving us with one of our major customers could materially harm our profitability, thereby making it more difficult for us to make payments under our indebtedness and lead to a decline in the value of our common stock.
In the event that our products fail to perform as expected and such failure results in, or is alleged to result in, bodily injury and/or property damage or other losses, we may be subject to product liability lawsuits, warranty claims and product recalls. In addition, as we are a party to warranty-sharing agreements with certain of our customers, product liability and warranty claims involving one of our customers could also materially harm our profitability, thereby making it more difficult for us to make payments under our indebtedness and lead to a decline in the value of our common stock.

•	We depend upon cash from our subsidiaries and, therefore, if we do not receive dividends or other distributions from our subsidiaries, it will be more difficult for us to make payments under our indebtedness.
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

•	Risks relating to Arthur Andersen LLP.
Our consolidated financial statements for the years ended December 31, 2001 and 2000 were audited by Arthur Andersen LLP, independent public accountants. On June 15, 2002, Arthur Andersen LLP was convicted of federal obstruction of justice charges. On August 31, 2002, Arthur Andersen LLP ceased practicing before the SEC. Holders of our securities may have no effective remedy against Arthur Andersen LLP in connection with a material misstatement or omission in any of our financial statements audited by Arthur Andersen LLP.

Arthur Andersen LLP did not participate in the preparation of this Report, did not reissue its audit report with respect to the financial statements included in this Report nor consent to the inclusion in this Report of its audit report. As a result, holders of our securities may have no effective remedy against Arthur Andersen LLP in connection with a material misstatement or omission in the financial statements to which its audit report relates. In addition, even if such holders were able to assert such a claim, as a result of its conviction on Federal obstruction of justice charges and other lawsuits, Arthur Andersen LLP may fail or otherwise have insufficient assets to satisfy claims made by investors that might arise under Federal securities laws or otherwise with respect to its audit report.

ITEM 8 — CONSOLIDATED FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA

Report of Independent Auditors

To Lear Corporation:

We have audited the consolidated balance sheet of Lear Corporation and Subsidiaries (the “Company”) as of December 31, 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended. Our audit also included the 2002 financial statement schedule included as Item 15 (a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The financial statements and schedule of the Company as of December 31, 2001 and for the years ended December 31, 2001 and 2000, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and schedule in their reports dated January 28, 2002 (except with respect to the information contained in Note 7, as to which the date is February 14, 2002).

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related 2002 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed above, the financial statements and schedule of the Company as of December 31, 2001 and for the years ended December 31, 2001 and 2000, were audited by other auditors who have ceased operations. As described in Note 2, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 2 with respect to 2001 and 2000 included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill, as a result of initially applying SFAS No. 142 to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income and the related earnings-per-share amounts. In our opinion, the disclosures for 2001 and 2000 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 financial statements and schedule of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 financial statements and schedule taken as a whole.

/s/ Ernst & Young LLP

Troy, Michigan
January 27, 2003

THIS REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THE REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP NOR HAS ARTHUR ANDERSEN LLP PROVIDED A CONSENT TO THE INCLUSION OF ITS REPORT IN THIS FORM 10-K. FOR FURTHER DISCUSSION, SEE EXHIBIT 23.2 TO THIS FORM 10-K OF WHICH THIS REPORT IS A PART. THE FINANCIAL STATEMENTS OF LEAR CORPORATION AND SUBSIDIARIES TO WHICH THIS REPORT RELATES HAVE BEEN REVISED TO INCLUDE THE TRANSITIONAL DISCLOSURES REQUIRED BY STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142, “GOODWILL AND OTHER INTANGIBLE ASSETS,” AS DESCRIBED IN NOTE 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” TO THE CONSOLIDATED FINANCIAL STATEMENTS. THESE REVISIONS ARE NOT COVERED BY THE COPY OF THE REPORT OF ARTHUR ANDERSEN LLP AND WERE AUDITED BY ERNST & YOUNG LLP.

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

/s/ ARTHUR ANDERSEN LLP

Detroit, Michigan,
    January 28, 2002 (except with respect to the matter discussed in Note 7, as to which the date is February 14, 2002).

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

December 31,	2002	2001

Assets
Current Assets:
Cash and cash equivalents	$91.7	$87.6
Accounts receivable	1,508.0	1,392.8
Inventories	489.7	440.3
Recoverable customer engineering and tooling	153.2	191.6
Other	265.1	254.5

Total current assets	2,507.7	2,366.8

Long-Term Assets:
Property, plant and equipment, net	1,710.6	1,715.7
Goodwill, net	2,860.4	3,139.5
Other	404.3	357.2

Total long-term assets	4,975.3	5,212.4

	$7,483.0	$7,579.2

Liabilities and Stockholders’ Equity
Current Liabilities:
Short-term borrowings	$37.3	$63.2
Accounts payable and drafts	1,966.4	1,982.9
Accrued salaries and wages	156.3	134.9
Other accrued liabilities	881.3	872.3
Current portion of long-term debt	3.9	129.5

Total current liabilities	3,045.2	3,182.8

Long-Term Liabilities:
Long-term debt	2,132.8	2,293.9
Other	642.7	543.4

Total long-term liabilities	2,775.5	2,837.3

Stockholders’ Equity:
Common stock, par value $0.01 per share, 150,000,000 shares authorized and 70,099,988 and 68,615,667 shares issued at December 31, 2002 and 2001, respectively	0.7	0.7
Additional paid-in capital	943.6	888.3
Notes receivable from sale of common stock	—	(0.1)
Common stock held in treasury, 4,362,330 shares at December 31, 2002 and 2001, at cost	(111.4)	(111.4)
Retained earnings	1,075.8	1,062.8
Accumulated other comprehensive loss	(246.4)	(281.2)

Total stockholders’ equity	1,662.3	1,559.1

	$7,483.0	$7,579.2

The accompanying notes are an integral part of these consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
 (In millions, except per share data)

For the year ended December 31,	2002	2001	2000

Net sales	$14,424.6	$13,624.7	$14,072.8
Cost of sales	13,164.3	12,589.9	12,622.7
Selling, general and administrative expenses	517.2	514.2	524.8
Amortization of goodwill	—	90.2	89.9
Interest expense	210.5	254.7	316.2
Other expense, net	52.1	78.3	35.0

Income before provision for income taxes, minority interests in consolidated subsidiaries, equity in net income of affiliates and cumulative effect of a change in accounting principle	480.5	97.4	484.2
Provision for income taxes	157.0	63.6	197.3
Minority interests in consolidated subsidiaries	13.3	11.5	13.9
Equity in net income of affiliates	(1.3)	(4.0)	(1.7)

Income before cumulative effect of a change in accounting principle	311.5	26.3	274.7
Cumulative effect of a change in accounting principle, net of tax	298.5	—	—

Net income	$13.0	$26.3	$274.7

Basic net income per share
Income before cumulative effect of a change in accounting principle	$4.77	$0.41	$4.21
Cumulative effect of a change in accounting principle	4.57	—	—

Basic net income per share	$0.20	$0.41	$4.21

Diluted net income per share
Income before cumulative effect of a change in accounting principle	$4.65	$0.40	$4.17
Cumulative effect of a change in accounting principle	4.46	—	—

Diluted net income per share	$0.19	$0.40	$4.17

The accompanying notes are an integral part of these consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (In millions, except share data)

December 31,	2002	2001	2000

Common Stock
Balance at beginning and end of period	$0.7	$0.7	$0.7

Additional Paid-in Capital
Balance at beginning of period	$888.3	$874.1	$870.2
Stock options exercised	47.4	10.1	2.1
Tax benefit of stock options exercised	7.9	4.1	1.1
Put options issuance	—	—	0.7

Balance at end of period	$943.6	$888.3	$874.1

Notes Receivable from Sale of Common Stock
Balance at beginning of period	$(0.1)	$(0.1)	$(0.1)
Notes receivable payment received	0.1	—	—

Balance at end of period	$—	$(0.1)	$(0.1)

Treasury Stock
Balance at beginning of period	$(111.4)	$(111.4)	$(33.5)
Purchases of 3,352,100 shares at an average price of $23.24 per share	—	—	(77.9)

Balance at end of period	$(111.4)	$(111.4)	$(111.4)

Retained Earnings
Balance at beginning of period	$1,062.8	$1,036.5	$761.8
Net income	13.0	26.3	274.7

Balance at end of period	$1,075.8	$1,062.8	$1,036.5

Accumulated Other Comprehensive Loss
Minimum Pension Liability
Balance at beginning of period	$(13.0)	$(0.9)	$(5.7)
Minimum pension liability adjustment	(19.4)	(12.1)	4.8

Balance at end of period	$(32.4)	$(13.0)	$(0.9)

Derivative Instruments and Hedging Activities
Balance at beginning of period	$(13.1)	$—	$—
Derivative instruments and hedging activities adjustments	(13.4)	(13.1)	—

Balance at end of period	$(26.5)	$(13.1)	$—

Cumulative Translation Adjustments
Balance at beginning of period	$(255.1)	$(198.1)	$(128.1)
Cumulative translation adjustments	67.6	(57.0)	(70.0)

Balance at end of period	$(187.5)	$(255.1)	$(198.1)

Accumulated other comprehensive loss	$(246.4)	$(281.2)	$(199.0)

Total Stockholders’ Equity	$1,662.3	$1,559.1	$1,600.8

Comprehensive Income (Loss)

Net income	$13.0	$26.3	$274.7
Minimum pension liability adjustment, net of tax of $8.8, $7.6 and $(2.5) in 2002, 2001 and 2000, respectively	(19.4)	(12.1)	4.8
Derivative instruments and hedging activities adjustments	(13.4)	(13.1)	—
Cumulative translation adjustments	67.6	(57.0)	(70.0)

Comprehensive Income (Loss)	$47.8	$(55.9)	$209.5

The accompanying notes are an integral part of these consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions)

For the year ended December 31,	2002	2001	2000

Cash Flows from Operating Activities:
Net income	$13.0	$26.3	$274.7
Adjustments to reconcile net income to net cash provided by operating activities—
Cumulative effect of a change in accounting principle	298.5	—	—
Depreciation	301.0	302.0	302.3
Amortization of goodwill	—	90.2	89.9
Net change in recoverable customer engineering and tooling	46.5	110.3	23.5
Net change in working capital items	(51.4)	57.5	55.1
Other, net	59.7	(1.5)	(13.6)

Net cash provided by operating activities before net change in sold accounts receivable	667.3	584.8	731.9
Net change in sold accounts receivable	(122.2)	245.0	21.2

Net cash provided by operating activities	545.1	829.8	753.1

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(272.6)	(267.0)	(322.3)
Cost of acquisitions, net of cash acquired	(15.2)	—	(11.8)
Net proceeds from disposition of businesses and other assets	—	50.6	116.9
Other, net	28.5	15.3	(7.9)

Net cash used in investing activities	(259.3)	(201.1)	(225.1)

Cash Flows from Financing Activities:
Issuance of senior notes	250.3	223.4	—
Repayments of subordinated notes	—	(345.5)	—
Long-term revolving credit repayments, net	(583.4)	(451.0)	(307.8)
Other long-term debt repayments, net	1.4	(4.0)	(56.2)
Short-term repayments, net	(31.4)	(8.0)	(32.1)
Proceeds from exercise of stock options	47.4	10.1	2.1
Purchase of treasury stock	—	—	(77.9)
Increase (decrease) in drafts	19.8	(70.5)	(52.6)
Other, net	0.1	—	0.7

Net cash used in financing activities	(295.8)	(645.5)	(523.8)

Effect of foreign currency translation	14.1	5.6	(12.3)

Net Change in Cash and Cash Equivalents	4.1	(11.2)	(8.1)
Cash and Cash Equivalents at Beginning of Year	87.6	98.8	106.9

Cash and Cash Equivalents at End of Year	$91.7	$87.6	$98.8

Changes in Working Capital:
Accounts receivable	$118.0	$(57.5)	$136.2
Inventories	(34.2)	76.0	0.8
Accounts payable	(171.3)	(56.9)	74.1
Accrued liabilities and other	36.1	95.9	(156.0)

Net change in working capital items	$(51.4)	$57.5	$55.1

Supplementary Disclosure:
Cash paid for interest	$203.1	$267.5	$333.4

Cash paid for income taxes, net of refunds received of $41.3, $36.1 and $65.8 in 2002, 2001 and 2000, respectively	$131.1	$63.4	$32.1

The accompanying notes are an integral part of these consolidated statements.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements

(1) Basis of Presentation

The consolidated financial statements include the accounts of Lear Corporation (“Lear” or the “Parent”), a Delaware corporation, and the wholly-owned and majority-owned subsidiaries controlled by Lear (collectively, the “Company”). Investments in affiliates, other than wholly-owned and majority-owned subsidiaries controlled by Lear, in which Lear owns a 20% or greater interest are accounted for under the equity method (Note 5).

The Company and its affiliates are involved in the design and manufacture of interior systems and components for automobiles and light trucks. The Company’s main customers are automotive original equipment manufacturers. The Company operates facilities worldwide (Note 11).

(2) Summary of Significant Accounting Policies

Accounts Receivable
The Company records accounts receivable as its products are shipped to its customers. The Company’s customers are the major automotive manufacturers in the world. The Company records accounts receivable reserves for known collectibility issues, as such issues relate to specific transactions or customer balances. As of December 31, 2002 and 2001, accounts receivable are reflected net of reserves of $31.5 million and $26.7 million, respectively.

Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. The Company records inventory reserves for inventory in excess of production and/or forecasted requirements and for obsolete inventory in production and service inventories. As of December 31, 2002 and 2001, inventories are reflected net of reserves of $38.5 million and $35.8 million, respectively. A summary of inventories is shown below (in millions):

December 31,	2002	2001

Raw materials	$343.4	$286.0
Work-in-process	31.7	51.2
Finished goods	114.6	103.1

Inventories	$489.7	$440.3

Pre-Production Costs Related to Long-Term Supply Arrangements
The Company incurs pre-production engineering, research and development (“ER&D”) and tooling costs related to the products produced for its customers under long-term supply agreements. The Company expenses all pre-production ER&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, the Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which the customer has not provided a noncancelable right to use the tooling. During 2002 and 2001, the Company capitalized $116.8 million and $94.5 million, respectively, of pre-production ER&D costs for which reimbursement is contractually guaranteed by the customer. In addition, during 2002 and 2001, the Company capitalized $293.6 million and $286.5 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a noncancelable right to use. During 2002, the Company collected $331.9 million of cash related to ER&D and tooling costs previously capitalized.

Gains and losses related to ER&D and tooling projects are reviewed on an aggregated program basis. Net gains on projects are deferred and recognized over the life of the long-term supply agreement. Net losses on projects are recognized as costs are incurred in accordance with Emerging Issues Task Force No. 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements.”

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Property, Plant and Equipment
Property, plant and equipment is stated at cost. Depreciable property is depreciated over the estimated useful lives of the assets, using principally the straight-line method as follows:

Buildings and improvements	20 to 25 years
Machinery and equipment	5 to 15 years

A summary of property, plant and equipment is shown below (in millions):

December 31,	2002	2001

Land	$100.2	$105.5
Buildings and improvements	621.7	571.6
Machinery and equipment	2,193.0	1,951.9
Construction in progress	34.5	26.3

Total property, plant and equipment	2,949.4	2,655.3
Less — accumulated depreciation	(1,238.8)	(939.6)

Net property, plant and equipment	$1,710.6	$1,715.7

Goodwill
On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under this statement, goodwill is no longer amortized but is subject to annual impairment analysis. The Company’s initial impairment analysis compared the fair values of each of its reporting units, based on discounted cash flow analyses, to the related net book values. As a result of adopting SFAS No. 142, the Company recorded impairment charges of $310.8 million ($298.5 million after tax) as of January 1, 2002. These charges are reflected as a cumulative effect of a change in accounting principle, net of tax, in the consolidated statement of income for the year ended December 31, 2002. The Company’s annual SFAS No. 142 impairment analysis was completed as of September 29, 2002, and there was no additional impairment.

A summary of the changes in the carrying amount of goodwill, by reportable operating segment, for the year ended December 31, 2002 is shown below (in millions):

			Electronic and
	Seating	Interior	Electrical	Total

Balance as of December 31, 2001	$939.6	$1,114.3	$1,085.6	$3,139.5
Impairment charges	—	(96.3)	(214.5)	(310.8)
Foreign currency translation and other	32.0	5.2	(5.5)	31.7

Balance as of December 31, 2002	$971.6	$1,023.2	$865.6	$2,860.4

In accordance with SFAS No. 142, as of January 1, 2002, the Company no longer amortizes goodwill. Net income and net income per share information, as if goodwill were no longer amortized as of January 1, 2000, are shown below (in millions, except per share data):

		Goodwill
		Amortization,
	Reported	Net of Tax	Revised

For the year ended December 31, 2001
Net income	$26.3	$83.2	$109.5
Basic net income per share	$0.41	$1.30	$1.71
Diluted net income per share	$0.40	$1.28	$1.68

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

		Goodwill
		Amortization,
	Reported	Net of Tax	Revised

For the year ended December 31, 2000
Net income	$274.7	$82.9	$357.6
Basic net income per share	$4.21	$1.28	$5.49
Diluted net income per share	$4.17	$1.26	$5.43

Long-Lived Assets
On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the Company evaluates the carrying values of its long-lived assets whenever circumstances arise which call into question the recoverability of such carrying values. In 2002, due to operating losses at certain of its locations, the Company performed an impairment analysis of the related fixed assets. The results of the impairment analysis indicated that recognition of impairment of the fixed assets was not required. This potential risk of impairment of the fixed assets will be closely monitored in 2003.

In 2001, an impairment charge of $51.9 million was recognized in connection with the Company’s related restructuring plan (Note 4).

Revenue Recognition and Sales Commitments
The Company recognizes revenue as its products are shipped to its customers. The Company enters into agreements with its customers to produce products at the beginning of a vehicle’s life. Once such agreements are entered into by the Company, fulfillment of the customers’ purchasing requirements is the obligation of the Company for the entire production life of the vehicle, with terms of up to ten years. These agreements generally may be terminated by the customer (but not by the Company) at any time. Historically, terminations of these agreements have been minimal. As part of these agreements, the Company is required to provide its customers with annual cost savings. The Company accrues for such amounts, until settlement, as its products are shipped to its customers. In certain instances, the Company may be committed under existing agreements to supply product to its customers at selling prices which are not sufficient to cover the direct cost to produce such product. In such situations, the Company recognizes losses as they are incurred.

Amounts billed to customers related to shipping and handling costs are included in net sales in our consolidated statements of income. Shipping and handling costs are included in cost of sales in our consolidated statements of income.

Research and Development
Costs incurred in connection with the development of new products and manufacturing methods to the extent not recoverable from the Company’s customers are charged to selling, general and administrative expenses as incurred. These costs amounted to $176.0 million, $198.6 million and $208.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. In addition, the Company capitalized $116.8 million and $94.5 million of pre-production engineering, research and development costs which are recoverable from the customer for the years ended December 31, 2002 and 2001.

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

Net Income Per Share
Basic net income per share is computed using the weighted average common shares outstanding during the period. Diluted net income per share is computed using the average share price during the period when calculating the dilutive effect of common stock equivalents. Options to purchase 554,750 shares, 3,324,075 shares and 2,500,253 shares of common stock of the Company at an exercise price of $54.22 per share and at exercise prices ranging from $35.93 to $54.22 and $25.53 to $54.22

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

were outstanding during 2002, 2001 and 2000, respectively, but were not included in the computation of diluted shares outstanding, as inclusion would have resulted in antidilution. Shares outstanding are shown below:

For the year ended December 31,	2002	2001	2000

Weighted average common shares outstanding	65,365,218	63,977,391	65,176,499
Dilutive effect of common stock equivalents	1,691,921	1,327,643	664,465

Diluted shares outstanding	67,057,139	65,305,034	65,840,964

Stock-Based Compensation
The Company has four plans under which it has issued stock options: the 1992 Stock Option Plan, the 1994 Stock Option Plan, the 1996 Stock Option Plan and the Long-Term Stock Incentive Plan. Options issued to date under these plans generally vest over a three-year period and expire ten years from the original plan date.

A summary of option transactions during each of the three years in the period ended December 31, 2002 is shown below:

	Stock Options	Price Range

Outstanding as of December 31, 1999	3,598,726	$5.00	-	$54.22
Granted	2,083,500	$20.25	-	$23.56
Expired or cancelled	(282,873)	$5.00	-	$54.22
Exercised	(306,952)	$5.00	-	$33.00

Outstanding as of December 31, 2000	5,092,401	$5.00	-	$54.22
Granted	2,236,900	$27.25	-	$35.93
Expired or cancelled	(275,427)	$5.00	-	$54.22
Exercised	(698,985)	$5.00	-	$39.00

Outstanding as of December 31, 2001	6,354,889	$5.00	-	$54.22
Granted	1,883,875	$39.83	-	$41.83
Expired or cancelled	(404,024)	$14.06	-	$54.22
Exercised	(1,484,321)	$5.00	-	$39.00

Outstanding as of December 31, 2002	6,350,419	$15.50	-	$54.22

The following table summarizes information about options outstanding as of December 31, 2002:

Range of exercise prices	$15.50 - 19.26	$20.25 - 27.25	$30.25 - 39.83	$41.83	$54.22

Options outstanding:
Number outstanding	36,727	1,892,717	2,022,825	1,843,400	554,750
Weighted average remaining contractual life (years)	1.40	7.13	7.16	9.42	5.33
Weighted average exercise price	$16.04	$22.22	$36.82	$41.83	$54.22
Options exercisable:
Number exercisable	36,727	11,217	842,000	—	554,750
Weighted average exercise price	$16.04	$21.98	$37.98	N/A	$54.22

The Long-Term Stock Incentive Plan also permits the grants of stock appreciation rights, restricted stock, restricted units, performance shares and performance units (collectively, “Incentive Units”) to officers and other key employees of the Company. As of December 31, 2002, the Company had outstanding Incentive Units convertible into a maximum of 870,965 shares of common stock of the Company, of which 663,323 shares are at a weighted average cost to the employee of $19.89 per share and 207,642 shares are at no cost to the employee. Total compensation expense recognized under these plans was $3.4 million, $4.9 million and $2.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

As of December 31, 2002, the Company accounted for these plans under the recognition and measurement provisions of APB Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations. The Company anticipates adopting the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for the year ending December 31, 2003, under which compensation cost for stock option grants would be determined based on the fair value of the option at the grant date. SFAS No. 123 would be applied prospectively to all employee awards granted after January 1, 2003, as permitted under the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” (Note 14). The following table presents the effect on net income and net income per share if the fair value based method had been applied to all outstanding and unvested awards in each period (in millions, except per share data):

For the year ended December 31,	2002	2001	2000

Net income, as reported	$13.0	$26.3	$274.7
Add: Stock-based employee compensation expense included in reported net income, net of tax	2.2	3.2	1.4
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(17.6)	(19.0)	(16.0)

Net income (loss), pro forma	$(2.4)	$10.5	$260.1

Net income (loss) per share:
Basic — as reported	$0.20	$0.41	$4.21
Basic — pro forma	$(0.04)	$0.16	$3.99
Diluted — as reported	$0.19	$0.40	$4.17
Diluted — pro forma	$(0.04)	$0.16	$3.95

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yields of 0.0% in 2002, 2001 and 2000; expected lives of seven years in 2002 and 2001 and ten years in 2000; risk-free interest rates of 5.75% in 2002, 5.17% in 2001 and 8.00% in 2000; and expected volatility of 41.35% in 2002, 40.64% in 2001 and 37.75% in 2000.

Use of Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. There were no material changes in the Company’s methods or policies used to establish estimates and assumptions. Generally, matters subject to estimation and judgment include amounts related to accounts receivable realization (Note 2), inventory obsolescence (Note 2), unsettled pricing discussions with customers and suppliers, warranty (Note 10), pension and other postretirement plan assumptions (Note 9), plant consolidation and reorganization reserves (Note 4), self-insurance accruals, asset valuation reserves and accruals related to litigation, environmental remediation costs (Note 10) and income taxes (Note 8). While management does not believe that the ultimate settlement of any such assets or liabilities will materially affect the Company’s financial position or results of future operations, actual results may differ from estimates provided.

Reclassifications
On March 31, 2002, the Company adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections,” under which gains and losses associated with the extinguishment of debt are no longer classified as extraordinary. Accordingly, the consolidated statement of income for the year ended December 31, 2001 has been revised to reflect losses on extinguishment of debt as a component of other expense, net.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

The impact of the adoption is shown below (in millions):

		Impact of
For the year ended December 31, 2001	Reported	Adoption	Revised

Income before provision for income taxes and extraordinary loss	$102.9	$(13.0)	$89.9
Provision for income taxes	68.7	(5.1)	63.6

Income before extraordinary loss	34.2	(7.9)	26.3
Extraordinary loss	7.9	(7.9)	—

Net income	$26.3	$—	$26.3

Certain other amounts in prior years’ financial statements have been reclassified to conform to the presentation used in the year ended December 31, 2002.

(3) Dispositions

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

The pro forma results of the Company, after giving effect to these dispositions, are not materially different from reported results.

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

The pro forma results of the Company, after giving effect to these dispositions, are not materially different from reported results.

(4) Restructuring Plan

In order to better align the Company’s operations and capacity in response to reductions in global automotive production volumes, the Company began to implement a restructuring plan in the fourth quarter of 2001. This restructuring plan was designed to consolidate certain operations and to improve overall efficiencies and the Company’s long-term competitive position. As a result of this restructuring plan, the Company recorded pre-tax charges of $149.2 million in the fourth quarter of 2001, including $141.4 million recorded as cost of sales and $7.8 million recorded as selling, general and administrative expenses. These charges were incurred across all reportable operating segments and reflect $71.2 million related to the Company’s North and South American regions and $78.0 million related to the Company’s European and Rest of World regions.

The restructuring plan includes the closure of ten manufacturing and three warehouse facilities in North America and three manufacturing facilities in South America. Several of these actions involve the relocation of business to improve factory utilization. The charges consist of severance costs of $32.2 million for 399 salaried and 3,092 hourly employees notified prior to December 31, 2001, asset impairment charges of $24.5 million to write down assets to their fair value less disposal costs, lease cancellation costs of $6.0 million and other facility closure costs of $2.8 million. Certain of these amounts have been recorded net of estimated recoveries from third parties. Severance costs were recorded based on both completed negotiations and existing union and employee contracts. The asset impairment charges related to the disposal of seven buildings and the

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

related machinery and equipment. The buildings had a carrying value of $16.5 million and an estimated fair value of $13.5 million, resulting in an impairment charge of $3.0 million. The machinery and equipment had a carrying value of $27.9 million and an estimated fair value of $6.4 million, resulting in an impairment charge of $21.5 million. The fair value of the assets was determined using both appraisals and cash flow analyses. Lease cancellation costs are expected to be paid through 2005.

The Company also implemented a plan to consolidate certain administrative functions and to reduce the U.S. salaried workforce. The Company recorded a charge of $5.7 million for severance costs for 229 employees notified prior to December 31, 2001. Severance costs were recorded based on both completed negotiations and existing employee contracts.

The restructuring plan includes the closure of five manufacturing facilities in Europe and Rest of World. Several of these actions involve the relocation of business to improve factory utilization. The charges consist of severance costs of $25.3 million for 299 salaried and 3,991 hourly employees notified prior to December 31, 2001, asset impairment charges of $27.4 million to write down assets to their fair value less disposal costs, lease cancellation costs of $0.3 million and other facility closure costs of $6.8 million. Severance costs were recorded based on both completed negotiations and existing union and employee contracts. The asset impairment charges related to the disposal of two buildings and the related machinery and equipment. The buildings had a carrying value of $12.0 million and an estimated fair value of $2.7 million, resulting in an impairment charge of $9.3 million. The machinery and equipment had a carrying value of $20.2 million and an estimated fair value of $2.1 million, resulting in an impairment charge of $18.1 million. The fair value of the assets was determined using both appraisals and cash flow analyses.

The majority of the European countries in which the Company operates have statutory requirements with regard to minimum severance payments, which must be made to employees upon termination. The Company recorded a charge of $14.9 million for severance costs for 150 salaried employees and 1,356 hourly employees in one country under SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” related to the minimum aggregate severance payments made in accordance with statutory requirements.

The Company also implemented a plan to consolidate certain administrative functions and to reduce the European salaried workforce. The Company recorded a charge of $3.3 million for severance costs for 70 employees notified prior to December 31, 2001. Severance costs were recorded based on both completed negotiations and existing employee contracts.

As of December 31, 2002, the restructuring plan was substantially complete. As of this date, there were three facilities which remained to be closed and approximately 600 employees yet to be terminated. These remaining actions are expected to be completed in 2003.

There have been no significant changes to the original restructuring plan. A summary of the activity in the restructuring accrual is shown below (in millions):

		Utilized
	Original			Accrual at
	Provision	Cash	Noncash	Dec. 31, 2002

Severance	$81.4	$(66.1)	$—	$15.3
Asset impairments	51.9	—	(51.9)	—
Lease cancellation costs	6.3	(1.9)	—	4.4
Other closure costs	9.6	(3.9)	—	5.7

Total	$149.2	$(71.9)	$(51.9)	$25.4

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

(5) Investments in Affiliates

The Company’s beneficial ownership in affiliates accounted for using the equity method is shown below:

December 31,	2002	2001	2000

Lear Furukawa Corporation	51%	51%	51%
Corporate Eagle Two, L.L.C.	50	50	50
Lear Motorola Integrated Solutions, L.L.C.	50	50	50
Lear-NHK Seating and Interiors Co., Ltd. (Japan)	50	50	—
Hanil Lear India Private, Ltd. (India)	50	—	—
LearDiamond Electro-Circuit Systems Co., Ltd. (Japan)	50	—	—
Nanjing Lear Xindi Automotive Interiors System Co., Ltd. (China)	50	—	—
SALBI, A.B. (Sweden)	—	50	50
Industrias Cousin Freres, S.L. (Spain)	50	50	50
Bing Assembly Systems, L.L.C. (formerly Bing-Lear, L.L.C.)	49	49	49
J.L. Automotive, L.L.C.	49	49	49
Saturn Electronics Texas, L.L.C.	45	45	44
Jiangxi Jiangling Lear Interior Systems Co., Ltd. (China)	41	33	33
Precision Fabrics Group, Inc.	40	38	29
Interiores Automotrices Summa, S.A. de C.V. (Mexico)	—	40	40
Lear-Air International Holdings Pty Ltd. (Australia)	—	—	40
Total Interior Systems — America, L.L.C.	39	39	39
U.P.M. S.r.L. (Italy)	39	39	39
Markol Otomotiv Yan Sanayi VE Ticaret A.S. (Turkey)	35	35	35
Hanyil Co., Ltd. (Korea)	29	—	—
Interni S.A. (Brazil)	—	25	25
NTTF Industries, Ltd. (India)	23	46	46

The Company’s aggregate investment in affiliates was $59.1 million and $53.8 million as of December 31, 2002 and 2001, respectively. In addition, the Company had notes and advances due from affiliates of $20.2 million and $16.5 million as of December 31, 2002 and 2001, respectively.

Summarized group financial information for affiliates accounted for under the equity method as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000 is shown below (unaudited; in millions):

December 31,	2002	2001

Balance sheet data:
Current assets	$210.3	$151.4
Non-current assets	105.0	100.7
Current liabilities	195.7	128.0
Non-current liabilities	21.7	53.5

For the year ended December 31,	2002	2001	2000

Income statement data:
Net sales	$728.0	$592.5	$630.9
Gross profit	76.4	69.8	75.6
Income before provision for income taxes	14.7	10.8	13.6
Net income	9.6	7.7	8.0

The Company had sales to affiliates of approximately $73.2 million, $26.5 million and $27.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. Dividends of approximately $5.9 million, $4.2 million and $2.0 million were received by the Company from these affiliates for the years ended December 31, 2002, 2001 and 2000, respectively.

Lear Furukawa Corporation is accounted for under the equity method as shareholder resolutions require a two-thirds majority vote for approval of corporate actions. Therefore, Lear does not control this affiliate.

The Company guarantees 39% of the debt of Total Interior Systems — America, L.L.C. As of December 31, 2002, the debt balance of Total Interior Systems - America, L.L.C. was $29.4 million.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Since January 1, 2002, the Company has accounted for its investment in Hanil Lear India Private, Ltd. under the equity method, due to a change in the composition of the joint venture’s board of directors. Prior to January 1, 2002, the financial position and results of operations of this entity were included in the consolidated financial statements of the Company.

During 2002, the Company sold its interest in Interni S.A. and a portion of its interest in NTTF Industries, Ltd. In addition, the Company sold its interest in Interiores Automotrices Summa, S.A. de C.V. and, in turn, acquired 100% of the related business. As such, the assets and liabilities of the related business are reflected in the accompanying consolidated balance sheet as of December 31, 2002, and the operating results of the related business are reflected in the consolidated statement of income for the year ended December 31, 2002 since the date of acquisition. Also during 2002, the Company’s investment in SALBI, A.B. was liquidated. The Company’s ownership of Precision Fabrics Group, Inc. increased from 38% to 40% due to a decrease in the number of shares outstanding, as the joint venture repurchased shares from other owners. The Company’s ownership of Jiangxi Jiangling Lear Interior Systems Co., Ltd. also increased from 33% to 41%, due to the purchase of additional equity shares.

In April 2002, the Company formed LearDiamond Electro-Circuit Systems Co., Ltd., a joint venture with Mitsubishi Cable Industries, Ltd. to provide electronic and electrical distribution systems to certain automotive manufacturers in Japan. The Company also formed Nanjing Lear Xindi Automotive Interiors System Co., Ltd., a joint venture with the Xindi subsidiary of Yuejin Motor Group Corporation, to supply seat systems and wire harnesses in China. The Company purchased a 29% equity stake in Hanyil Co., Ltd., a publicly traded supplier of automotive seats in Korea.

During 2001, the Company sold its interest in Lear-Air International Holdings Pty Ltd. In addition, the Company’s ownership of Precision Fabrics Group, Inc. increased from 29% to 38% due to a decrease in the number of shares outstanding, as the joint venture repurchased shares from other owners. The Company’s ownership of Saturn Electronics Texas, L.L.C. also increased from 44% to 45%, as a former employee’s shares in the joint venture reverted to the Company. Also during 2001, the Company formed Lear-NHK Seating and Interiors Co., Ltd., a joint venture with NHK Spring Co., Ltd., to provide seat and interior systems to certain automotive manufacturers in Japan.

(6) Short-Term Borrowings

The Company utilizes uncommitted lines of credit to satisfy a portion of its short-term working capital requirements. As of December 31, 2002, the Company had unsecured lines of credit available from banks of $213.9 million, subject to certain restrictions imposed by the primary credit facilities (Note 7). Weighted average interest rates on the outstanding borrowings as of December 31, 2002 and 2001 were 4.8% and 4.2%, respectively.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

(7) Long-Term Debt

A summary of long-term debt and the related weighted average interest rates, including the effect of hedging activities described in Note 12, is shown below (in millions):

December 31,	2002		2001

	Long-Term	Weighted Average	Long-Term	Weighted Average
Debt Instrument	Debt	Interest Rate	Debt	Interest Rate

Credit facilities	$132.8	6.87%	$714.3	6.83%
Other	80.9	4.84%	86.3	4.73%

	213.7		800.6
Less — current portion	(3.9)		(129.5)

	209.8		671.1

Zero-coupon Convertible Senior Notes, due 2022	260.7	4.75%	—	N/A
8.125% Senior Notes, due 2008	262.3	8.125%	222.8	8.125%
8.11% Senior Notes, due 2009	800.0	8.11%	800.0	8.11%
7.96% Senior Notes, due 2005	600.0	7.24%	600.0	7.96%

	1,923.0		1,622.8

Long-term debt	$2,132.8		$2,293.9

In February 2002, the Company issued $640.0 million aggregate principal amount at maturity of zero-coupon convertible senior notes due 2022, yielding gross proceeds of $250.3 million. The notes are unsecured and rank equally with the Company’s other unsecured senior indebtedness, including the Company’s other senior notes. Each note of $1,000 principal amount at maturity was issued at a price of $391.06, representing a yield to maturity of 4.75%. Holders of the notes may convert their notes at any time on or before the maturity date at a conversion rate, subject to adjustment, of 7.5204 shares of the Company’s common stock per note, provided that the average per share price of the Company’s common stock for the 20 trading days immediately prior to the conversion date is at least a specified percentage, beginning at 120% and declining 1/2% each year thereafter to 110% at maturity, of the accreted value of the note, divided by the conversion rate. The notes are also convertible (1) if the long-term credit rating assigned to the notes by either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Group is reduced below Ba3 or BB-, respectively, or either ratings agency withdraws its long-term credit rating assigned to the notes, (2) if the Company calls the notes for redemption or (3) upon the occurrence of specified other events. Under generally accepted accounting principles, the shares into which the notes are convertible will not be included in the Company’s calculation of diluted net income per share unless one of the contingent conversion triggering events, discussed above, occurs, or it is expected that the Company will satisfy its obligation to repurchase the notes, as discussed below, with shares of common stock. If the notes are required to be repurchased, the Company currently expects to purchase the notes for cash. Accordingly, the notes are not included in the Company’s calculation of diluted net income per share (Note 2).

The Company has an option to redeem all or a portion of the convertible notes for cash at their accreted value at any time on or after February 20, 2007. Holders may require the Company to purchase their notes on each of February 20, 2007, 2012 and 2017, as well as upon the occurrence of a fundamental change, at their accreted value on such dates. The Company may choose to pay the purchase price in cash or, subject to the satisfaction of certain conditions, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. The Company used the proceeds from the convertible note offering to repay indebtedness under the revolving portion of the Company’s primary credit facilities. The offering of the convertible notes was made pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). In June 2002, a registration statement filed by the Company covering the resale of the notes and the common stock issuable upon their conversion was declared effective by the Securities and Exchange Commission.

In March 2001, the Company replaced its $2.1 billion revolving credit facility in order to extend its maturity and reduce commitments. In addition, the Company amended its other primary credit facilities at the same time. The Company’s primary credit facilities now consist of a $1.7 billion amended and restated credit facility, which matures on March 26, 2006, a $500 million revolving credit facility, which matures on May 4, 2004, and a $500 million term loan, of which $50.0 million was outstanding as of December 31, 2002. The Company’s primary credit facilities provide for multicurrency borrowings in a maximum aggregate amount of up to $665.0 million, the commitment for which is part of the aggregate primary credit facilities commitment. The write-off of deferred financing fees related to the $2.1 billion revolving credit facility, which totaled approximately $1.0 million, is reflected as other expense, net in the accompanying consolidated statement of income for the year ended December 31, 2001 in accordance with SFAS No. 145.

As of December 31, 2002, the Company had $132.8 million outstanding under its primary credit facilities and $34.4 million committed under outstanding letters of credit, resulting in more than $2.0 billion of unused availability under the primary credit facilities. The weighted average annual interest rates across all currencies as of December 31, 2002 and 2001 were 4.5% and 7.1%, respectively. The Company pays a commitment fee on the $1.7 billion credit facility and the $500 million revolving credit

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

facility of 0.35% per annum. Borrowings and repayments under the primary credit facilities in the years indicated are shown below (in millions):

Year	Borrowings	Repayments

2002	$7,557.0	$8,140.4
2001	8,181.5	8,632.5
2000	9,028.2	9,336.0

In March 2001, the Company issued 8.125% senior notes due 2008 (the “Eurobonds”) in an aggregate principal amount of 250 million EUR (approximately $262.3 million based on the exchange rate in effect as of December 31, 2002). The offering of the Eurobonds was not registered under the Securities Act. In November 2001, the Company completed an exchange offer of the Eurobonds for substantially identical notes registered under the Securities Act.

In addition, the Company has outstanding $1.4 billion aggregate principal amount of senior notes (the “Senior Notes”), $800 million of which mature in 2009 and $600 million of which mature in 2005. Interest on the Senior Notes is payable on May 15 and November 15 of each year.

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

The senior notes of the Company are senior unsecured obligations and rank pari passu in right of payment with all of the Company’s existing and future unsubordinated unsecured indebtedness. The Company’s obligations under the senior notes are guaranteed, on a joint and several basis, by certain of its significant subsidiaries, which are primarily domestic subsidiaries. See Note 15, “Supplemental Guarantor Condensed Consolidating Financial Statements.” The Company’s obligations under its primary credit facilities are guaranteed by the same subsidiaries that guarantee the Company’s obligations under the senior notes. The Company’s obligations under the primary credit facilities are also (and solely) secured by the pledge of all or a portion of the capital stock of certain of its significant subsidiaries. Pursuant to the terms of the primary credit facilities, the guarantees and stock pledges shall be released when and if the Company’s senior long-term unsecured debt is at or above BBB- from Standard & Poor’s Ratings Group and at or above Baa3 from Moody’s Investors Service, Inc. and certain other conditions are satisfied. In the event that any such subsidiary ceases to be a guarantor under the primary credit facilities, such subsidiary will be released as a guarantor of the senior notes.

The Company’s primary credit facilities contain numerous restrictive covenants relating to the maintenance of certain financial ratios and to the management and operation of the Company. The covenants include, among other restrictions, limitations on indebtedness, guarantees, mergers, acquisitions, fundamental corporate changes, asset sales, investments, loans and advances, liens, dividends and other stock payments, transactions with affiliates and optional payments and modification of debt instruments. The senior notes also contain covenants restricting the ability of the Company and its subsidiaries to incur liens and to enter into sale and leaseback transactions and restricting the ability of the Company to consolidate with, to merge with or into, or to sell or otherwise dispose of all or substantially all of its assets, to any person.

In August 2001, the Company redeemed its 9.50% subordinated notes due 2006. The redemption was made at 104.75% of the aggregate principal amount of the notes. In May 2001, the Company redeemed its 8.25% subordinated notes due 2002. The redemption was made at par. The redemptions were financed through borrowings under the Company’s primary credit facilities. The redemption premium and the write-off of deferred financing fees related to the 9.50% subordinated notes due 2006, which totaled approximately $12.0 million, is reflected as other expense, net in the accompanying consolidated statement of income for the year ended December 31, 2001 in accordance with SFAS No. 145.

Other long-term debt as of December 31, 2002 was principally made up of amounts outstanding under U.S. term loans and capital leases.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

The scheduled maturities of long-term debt as of December 31, 2002 for the five succeeding years are shown below (in millions):

Year	Maturities

2003	$3.9
2004	53.9
2005	648.5
2006	86.8
2007	2.6

(8) Income Taxes

A summary of income before provision for income taxes and components of the provision for income taxes is shown below (in millions):

For the year ended December 31,	2002	2001	2000

Income (loss) before provision (benefit) for income taxes, minority interests in consolidated subsidiaries, equity in net income of affiliates and cumulative effect of a change in accounting principle:

Domestic	$234.0	$(93.6)	$167.4
Foreign	246.5	191.0	316.8

	$480.5	$97.4	$484.2

Domestic provision (benefit) for income taxes:
Current provision	$101.1	$22.4	$76.6
Deferred provision (benefit)	(15.3)	(52.7)	9.0

Total domestic provision (benefit)	85.8	(30.3)	85.6

Foreign provision for income taxes:
Current provision	85.9	121.1	64.8

Deferred -
Deferred provision (benefit)	(6.8)	(22.3)	57.1
Benefit of prior unrecognized net operating loss carryforwards	(7.9)	(4.9)	(10.2)

Total foreign deferred provision (benefit)	(14.7)	(27.2)	46.9

Total foreign provision	71.2	93.9	111.7

Provision for income taxes	$157.0	$63.6	$197.3

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

The differences between tax provisions calculated at the United States Federal statutory income tax rate of 35% and the consolidated provision for income taxes are shown below (in millions):

For the year ended December 31,	2002	2001	2000

Income before provision for income taxes, minority interests in consolidated subsidiaries, equity in net income of affiliates and cumulative effect of a change in accounting principle multiplied by the United States Federal statutory rate	$168.2	$34.1	$169.5
Differences in income taxes on foreign earnings, losses and remittances	18.3	(10.4)	(47.6)
Valuation adjustments	49.3	32.1	42.2
Amortization of goodwill	—	24.4	24.4
Research and development credits	(25.0)	(7.5)	(5.9)
Change in enacted tax rates on prior divestiture	(14.5)	—	—
Other	(39.3)	(9.1)	14.7

	$157.0	$63.6	$197.3

Deferred income taxes represent temporary differences in the recognition of certain items for income tax and financial reporting purposes. The components of the net deferred income tax (asset) liability are shown below (in millions):

December 31,	2002	2001

Deferred income tax liabilities:
Long-term asset basis differences	$95.8	$138.7
Recoverable customer engineering and tooling	50.2	49.2
Undistributed earnings of foreign subsidiaries	67.2	—
Other	2.1	2.0

	$215.3	$189.9

Deferred income tax assets:
Tax loss carryforwards	$(189.2)	$(140.5)
Retirement benefit plans	(69.3)	(47.3)
Accrued liabilities	(46.3)	(36.1)
Reserves related to current assets	(37.1)	(25.5)
Tax credit carryforwards	—	(25.1)
Self-insurance reserves	(10.8)	(9.6)
Minimum pension liability	(16.5)	(7.6)

	(369.2)	(291.7)
Valuation allowance	190.3	147.9

	$(178.9)	$(143.8)

Net deferred income tax liability	$36.4	$46.1

Deferred income tax assets have been fully offset by a valuation allowance in certain foreign tax jurisdictions due to a history of operating losses. The classification of the net deferred income tax (asset) liability is shown below (in millions):

December 31,	2002	2001

Deferred income tax assets:
Current	$(94.3)	$(83.1)
Long-term	(42.5)	(31.9)
Deferred income tax liabilities:
Current	22.3	33.5
Long-term	150.9	127.6

Net deferred income tax liability	$36.4	$46.1

Deferred income taxes have not been provided on $34.5 million of undistributed earnings of the Company’s foreign subsidiaries as such amounts are considered to be permanently reinvested. It is not practicable to calculate the unrecognized deferred tax liability on these earnings.

As of December 31, 2002, the Company had tax loss carryforwards of $599.1 million which relate to certain foreign subsidiaries. Of the total loss carryforwards, $336.7 million has no expiration date and $262.4 million expires from 2003 through 2010.

(9) Pension and Other Postretirement Benefit Plans

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

The Company has noncontributory defined benefit pension plans covering certain domestic employees and certain employees in foreign countries, principally Canada. The Company’s salaried plans provide benefits based on a five-year average earnings formula. Hourly pension plans provide benefits under flat benefit formulas. The Company also has contractual arrangements with certain employees which provide for supplemental retirement benefits. In general, the Company’s policy is to fund these plans based on legal requirements, tax considerations and local practices.

The Company has postretirement plans covering a portion of the Company’s domestic and Canadian employees. The plans generally provide for the continuation of medical benefits for all eligible employees who complete ten years of service after age 45 and retire from the Company at age 55 or older. The Company does not fund its postretirement benefit obligation. Rather, payments are made as costs are incurred by covered retirees.

A reconciliation of the change in benefit obligation, the change in plan assets and the net amount recognized in the consolidated balance sheets is shown below (based on a September 30 measurement date, in millions):

	Pension		Other Postretirement

December 31,	2002	2001	2002	2001

Change in benefit obligation:
Benefit obligation at beginning of year	$312.8	$281.5	$122.0	$92.4
Service cost	29.5	28.1	11.0	8.4
Interest cost	23.1	20.0	9.3	7.1
Amendments	13.2	0.7	(0.2)	0.1
Actuarial loss	26.8	10.9	48.6	18.4
Benefits paid	(13.3)	(14.8)	(9.5)	(3.6)
Curtailment (gain) loss	(2.8)	(3.4)	—	0.2
Special termination benefits	0.9	—	0.4	—
Translation adjustment	7.0	(10.2)	(0.1)	(1.0)

Benefit obligation at end of year	$397.2	$312.8	$181.5	$122.0

Change in plan assets:
Fair value of plan assets at beginning of year	$211.7	$219.5	$—	$—
Actual return on plan assets	(15.1)	(24.3)	—	—
Employer contributions	35.4	38.0	9.5	3.6
Benefits paid	(13.3)	(14.8)	(9.5)	(3.6)
Translation adjustment	0.9	(6.7)	—	—

Fair value of plan assets at end of year	$219.6	$211.7	$—	$—

Funded status	$(177.6)	$(101.1)	$(181.5)	$(122.0)
Unrecognized net actuarial loss	85.8	27.3	52.2	3.9
Unrecognized net transition (asset) obligation	(1.0)	(1.1)	19.2	21.6
Unrecognized prior service cost	40.1	30.9	(0.2)	(0.6)

Net amount recognized	$(52.7)	$(44.0)	$(110.3)	$(97.1)

Amounts recognized in the consolidated balance sheets:
Prepaid benefit cost	$3.1	$31.7	$—	$—
Accrued benefit liability	(139.7)	(121.2)	(110.3)	(97.1)
Intangible asset	35.0	24.9	—	—
Deferred tax asset	16.5	7.6	—	—
Accumulated other comprehensive loss	32.4	13.0	—	—

Net amount recognized	$(52.7)	$(44.0)	$(110.3)	$(97.1)

In 2002, the Company recognized a curtailment (gain) loss of $2.8 million and $(0.4) million with respect to pension and other postretirement benefits, respectively, in conjunction with workforce reductions, plant closings and plan settlements.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

In 2001, the Company recognized a curtailment gain of $0.6 million and $0.1 million with respect to pension and other postretirement benefits, respectively, in conjunction with severance actions taken in the first six months of 2001 to reduce the Company’s cost base.

As of December 31, 2002 and 2001, the majority of the Company’s pension plans had accumulated benefit obligations in excess of plan assets. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets of these plans were $374.2 million, $325.8 million and $197.8 million, respectively, as of December 31, 2002 and $291.9 million, $250.7 million and $187.5 million, respectively, as of December 31, 2001.

Components of the Company’s net periodic benefit costs are shown below (in millions):

	Pension			Other Postretirement

December 31,	2002	2001	2000	2002	2001	2000

Service cost	$29.5	$28.1	$30.1	$11.0	$8.4	$10.3
Interest cost	23.1	20.0	18.1	9.3	7.1	6.5
Expected return on plan assets	(17.5)	(17.8)	(14.1)	—	—	—
Amortization of actuarial (gain) loss	0.4	(0.9)	(0.2)	0.6	(1.4)	(1.3)
Amortization of transition (asset) obligation	(0.4)	(0.3)	(0.3)	1.7	1.8	1.8
Amortization of prior service cost	3.3	3.1	2.9	(0.1)	0.2	0.1
Curtailment (gain) loss	2.8	(0.6)	—	(0.4)	(0.1)	(1.0)

Net periodic benefit cost	$41.2	$31.6	$36.5	$22.1	$16.0	$16.4

The weighted-average actuarial assumptions used in determining the funded status information and net periodic benefit cost information are shown below:

	Pension		Other Postretirement

December 31,	2002	2001	2002	2001

Discount rate:
Domestic plans	6 3/4%	7 1/2%	6 3/4%	7 1/2%
Foreign plans	7%	7%	7%	7%
Expected return on plan assets:
Domestic plans	9%	9 1/2%	N/A	N/A
Foreign plans	7%	7%	N/A	N/A
Rate of compensation increase:
Domestic plans	3 3/4%	4 1/2%	N/A	N/A
Foreign plans	4 1/2%	4 1/2%	N/A	N/A

The weighted-average assumptions for the foreign plans relate primarily to Canadian pension and other postretirement benefit plans.

For measurement purposes, domestic healthcare costs were assumed to increase 13.0% in 2003, grading down over time to 5.5% in ten years. Foreign healthcare costs were assumed to increase 6.0% in 2003, grading down over time to 4.4% in five years.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement plans. A 1% rise in the assumed rate of healthcare cost increases each year would increase the postretirement benefit obligation as of December 31, 2002 by $29.4 million and increase the postretirement net periodic benefit cost by $5.1 million for the year then ended. A 1% decrease in the assumed rate of healthcare cost increases each year would decrease the postretirement benefit obligation as of

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

December 31, 2002 by $24.7 million and decrease the postretirement net periodic benefit cost by $4.2 million for the year then ended.

The Company also sponsors defined contribution plans and participates in government-sponsored programs in certain foreign countries. Contributions are determined as a percentage of each covered employee’s salary. The Company also participates in multi-employer pension plans for certain of its hourly employees and contributes to those plans based on collective bargaining agreements. The aggregate cost of the defined contribution and multi-employer pension plans charged to income was $16.9 million, $24.2 million and $22.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

(10) Commitments and Contingencies

Legal Proceedings
The Company is involved in certain legal actions and claims arising in the ordinary course of business. The Company does not believe that any of the litigation in which it is currently engaged, either individually or in the aggregate, will have a material adverse effect on its business, consolidated financial position or results of operations.

The Company is subject to local, state, federal and foreign laws, regulations and ordinances, which govern activities or operations that may have adverse environmental effects and which impose liability for the costs of cleaning up certain damages resulting from past spills, disposal or other releases of hazardous wastes and environmental compliance. The Company’s policy is to comply with all applicable environmental laws and to maintain procedures to ensure compliance. However, the Company currently is, has been and in the future may become the subject of formal or informal enforcement actions or procedures.

The Company has been named as a potentially responsible party at several third-party landfill sites and is engaged in the cleanup of hazardous wastes at certain sites owned, leased or operated by the Company, including several properties acquired in the Company’s 1999 acquisition of United Technologies Automotive (“UT Automotive”). Certain present and former properties of UT Automotive are subject to environmental liabilities which may be significant. The Company obtained agreements and indemnities with respect to possible environmental liabilities from United Technologies Corporation in connection with the acquisition of UT Automotive. While the Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse effect on its business, consolidated financial position or results of future operations, no assurances can be given in this regard.

Product Liabilities
In the event that the Company’s products fail to perform as expected and such failure results in, or is alleged to result in, bodily injury and/or property damage or other losses, the Company may be subject to product liability lawsuits, warranty claims and product recalls. The Company can provide no assurances that it will not experience material claims in the future or that it will not incur significant costs to defend such claims. In addition, if any of the Company’s products are or are alleged to be defective, it may be required to participate in a recall involving such products.

The Company records product warranty liabilities based on its individual customer agreements. Product warranty liabilities are recorded for known warranty issues when amounts related to such issues are probable and reasonably estimable. In addition, the Company records product warranty liabilities for amounts expected to be paid under warranty-sharing agreements with its customers.

A summary of the changes in the product warranty liabilities is shown below (in millions):

Balance as of December 31, 2001	$67.7
Expense, net	3.7
Settlements	(19.5)
Foreign currency translation and other	(15.0)

Balance as of December 31, 2002	$36.9

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

In conjunction with some acquisitions, we provided for product warranty liabilities which were probable and estimable. A substantial portion of the settlements in 2002 related to such provisions.

Employees
Approximately 80% of the Company’s employees are members of industrial trade unions and are employed under the terms of collective bargaining agreements. Collective bargaining agreements covering approximately 25% of the Company’s unionized workforce of approximately 93,000 employees are scheduled to expire in 2003. Management does not anticipate any difficulties with respect to the agreements as they are renewed.

Lease Commitments
A summary of lease commitments as of December 31, 2002 under noncancelable operating leases with terms exceeding one year is shown below (in millions):

2003	$77.6
2004	65.0
2005	53.3
2006	66.3
2007	31.2
2008 and thereafter	68.0

Total	$361.4

In addition, the Company guarantees the residual value of certain of its leased assets. As of December 31, 2002, these guarantees totaled $26.6 million and are reflected in the lease commitment table above.

The Company’s operating leases cover principally buildings and transportation equipment. Rent expense incurred under all operating leases and charged to operations was $116.3 million, $116.8 million and $99.4 million for the years ended December 31, 2002, 2001 and 2000, respectively.

(11) Segment Reporting

The Company has three reportable operating segments: seating; interior; and electronic and electrical. The seating segment includes seat systems and components thereof. The interior segment includes flooring and acoustic systems, door panels, instrument panels and cockpit systems, overhead systems and other interior products. The electronic and electrical segment includes electronic and electrical distribution systems, primarily wire harnesses, wireless systems and interior control systems. As of January 1, 2001, seat frames and seat tracks, which were previously included in the interior segment, have been included in the seating segment. Accordingly, all periods have been restated to reflect this change.

Each of the Company’s operating segments reports its results from operations and makes its requests for capital expenditures directly to the chief operating decision-making group. The economic performance of the Company’s operating segments is mainly driven by automobile production volumes in the geographic regions in which they operate as well as by the success of the vehicle platforms for which the Company supplies products. Also, each operating segment operates in the competitive tier I automotive supplier environment and is continually working with its customers to manage costs and improve quality. The Company’s manufacturing facilities generally use just-in-time manufacturing techniques to produce and distribute their automotive interior products. The Company’s production processes generally make use of unskilled labor, dedicated facilities, sequential manufacturing processes and commodity raw materials. The Other category includes the corporate headquarters, geographic headquarters, the technology centers and the elimination of intercompany activities, none of which meet the requirements of being classified as an operating segment.

The accounting policies of the Company’s operating segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.” The Company evaluates the performance of its operating segments based primarily on

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

revenues from external customers, operating income before amortization (“EBITA”) and cash flow, being defined as EBITA less capital expenditures plus depreciation.

A summary of revenues from external customers and other financial information, including EBITA, by reportable operating segment is shown below (in millions):

			2002

			Electronic
	Seating	Interior	and Electrical	Other	Consolidated

Revenues from external customers	$9,851.6	$2,552.2	$2,020.7	$0.1	$14,424.6
EBITA	568.2	140.1	231.5	(196.7)	743.1
Depreciation	132.7	101.7	67.7	(1.1)	301.0
Capital expenditures	89.7	91.5	82.5	8.9	272.6
Total assets	2,618.5	1,332.6	771.1	2,760.8	7,483.0

			2001

			Electronic
	Seating	Interior	and Electrical	Other	Consolidated

Revenues from external customers	$9,286.4	$2,434.5	$1,900.4	$3.4	$13,624.7
EBITA(1)	454.4	204.5	174.4	(312.7)	520.6
Depreciation	129.8	100.6	69.9	1.7	302.0
Capital expenditures	105.8	99.2	45.9	16.1	267.0
Total assets	2,539.6	1,339.0	980.0	2,720.6	7,579.2

			2000

			Electronic
	Seating	Interior	and Electrical	Other	Consolidated

Revenues from external customers	$9,132.8	$2,778.0	$2,153.0	$9.0	$14,072.8
EBITA	495.4	314.7	266.4	(151.2)	925.3
Depreciation	116.1	90.1	73.0	23.1	302.3
Capital expenditures	137.1	121.4	57.7	6.1	322.3
Total assets	3,294.7	1,347.2	960.6	2,773.0	8,375.5

(1)	Restructuring and other charges of $149.2 million is included in “Other.”

A reconciliation of EBITA to income before provision for income taxes, minority interests in consolidated subsidiaries, equity in net income of affiliates and cumulative effect of a change in accounting principle is shown below (in millions):

For the year ended December 31,	2002	2001	2000

EBITA	$743.1	$520.6	$925.3
Amortization of goodwill	—	90.2	89.9
Interest expense	210.5	254.7	316.2
Other expense	52.1	78.3	35.0

Total	$480.5	$97.4	$484.2

Revenues and tangible long-lived assets for each of the geographic areas in which the Company operates is shown below (in millions):

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

For the year ended December 31,	2002	2001	2000

Revenues from external customers:
United States	$7,114.8	$6,622.3	$7,060.4
Canada	1,392.5	1,310.4	1,549.4
Germany	1,478.0	1,447.4	1,392.7
Other countries	4,439.3	4,244.6	4,070.3

Total	$14,424.6	$13,624.7	$14,072.8

December 31,	2002	2001	2000

Tangible long-lived assets:
United States	$919.8	$959.1	$1,072.2
Canada	57.8	68.1	85.1
Germany	128.3	106.1	109.1
Other countries	604.7	582.4	624.9

Total	$1,710.6	$1,715.7	$1,891.3

A substantial majority of the Company’s consolidated and reportable operating segment revenues are from five automotive manufacturing companies, with two customers accounting for 60% of the Company’s revenues in 2002, 2001 and 2000. The following is a summary of the percentage of revenues from major customers:

For the year ended December 31,	2002	2001	2000

General Motors Corporation	35%	33%	32%
Ford Motor Company	25	27	28
DaimlerChrysler	12	13	13
BMW	6	6	5
Fiat S.p.A.	4	5	5

In addition, a portion of the Company’s remaining revenues are from the above automotive manufacturing companies through various other automotive suppliers.

(12) Financial Instruments

The carrying values of the Company’s senior notes vary from the fair values of these instruments. The fair values were determined by reference to market prices of the securities in recent public transactions. As of December 31, 2002 and 2001, the aggregate carrying value of the Company’s senior notes was $1.9 billion and $1.6 billion, respectively, compared to an estimated fair value of $2.0 billion and $1.7 billion, respectively. As of December 31, 2002, the carrying values of the Company’s other senior indebtedness and other financial instruments approximated their fair values, which were determined based on related instruments currently available to the Company for similar borrowings with like maturities.

Several of the Company’s European subsidiaries factor their accounts receivable with financial institutions. The amount of such factored receivables without recourse provision, which is excluded from accounts receivable in the consolidated balance sheets as of December 31, 2002 and 2001, was $160.4 million and $183.7 million, respectively. The Company cannot provide any assurances that these factoring facilities will be available or utilized in the future.

Asset-backed Securitization Facility

The Company and several of its U.S. subsidiaries, through a wholly-owned special purpose corporation, entered into an asset-backed securitization facility (the “ABS facility”), which prior to November 2002, provided for maximum purchases of adjusted accounts receivable of $300 million. In November 2002, the ABS facility was amended to, among other things, extend the termination date to November 2003 and to reduce the maximum purchases of adjusted accounts receivable to $260 million. The

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

level of funding utilized under this facility is based on the credit ratings of the Company’s major customers as well as the level of aggregate accounts receivable in a specific month. Due to recent declines in the credit rating of two of these customers, the Company’s expected average utilization of the ABS facility will be reduced to approximately $175 million in 2003. Should these customers experience further reductions in their credit ratings, the Company may be unable to utilize the ABS facility in the future. Should this occur, the Company would utilize its primary credit facilities to replace the funding currently provided by the ABS facility. During the years ended December 31, 2002 and 2001, the Company and its subsidiaries sold to the special purpose corporation adjusted accounts receivable totaling $4.6 billion and $4.1 billion, respectively, under the ABS facility and recognized a discount of $5.4 million and $16.2 million, respectively. This discount is reflected as other expense, net in the consolidated statements of income for the years ended December 31, 2002 and 2001.

The special purpose corporation purchases the receivables from the Company and several of its U.S. subsidiaries and then simultaneously transfers undivided interests in the receivables to certain bank conduits, which fund their purchases through the issuance of commercial paper. The Company continues to service the transferred receivables and receives an annual servicing fee of 1.0% of the sold accounts receivable. The conduit investors and the special purpose corporation have no recourse to the other assets of the Company or its subsidiaries for the failure of the accounts receivable obligors to pay timely on the accounts receivable. With respect to the sold accounts receivable, the Company’s retained interest is subordinated to the bank conduits’ undivided purchased interests. This retained interest is recorded at fair value, which is generally based on a discounted cash flow analysis. The sold accounts receivable servicing portfolio amounted to $636.6 million as of December 31, 2002, of which $447.6 million of retained interests are included in accounts receivable and $189.0 million of undivided interests have been transferred to the bank conduits and are excluded from accounts receivable in the accompanying consolidated balance sheet as of December 31, 2002.

Certain cash flows received from and paid to the special purpose corporation are shown below (in millions):

For the year ended December 31,	2002	2001

Proceeds from new securitizations	$—	$260.7
Proceeds from collections reinvested in securitizations	4,525.3	3,656.3
Servicing fees received	5.6	5.1

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” the provisions of which apply immediately to any variable interest entity created after January 31, 2003 and apply in the first interim period beginning after June 15, 2003 to any variable interest entity created prior to February 1, 2003. This interpretation requires the consolidation of a variable interest entity by its primary beneficiary and may require the consolidation of a portion of a variable interest entity’s assets or liabilities under certain circumstances.

Under the provisions of Interpretation No. 46, the Company’s special purpose corporation is a variable interest entity. The accounts of this entity have historically been included in the consolidated financial statements of the Company, as this entity is a wholly-owned subsidiary of Lear. In addition, the bank conduits, which purchase undivided interests in the Company’s sold accounts receivable, are variable interest entities. Under the structure of the Company’s current ABS facility, the provisions of Interpretation No. 46 will not require the Company to consolidate any of the bank conduits’ assets or liabilities. As such, the Company does not expect the effects of adoption to be significant.

Derivative Instruments and Hedging Activities

On January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138. In accordance with the provisions of SFAS No. 133, the Company recorded a transition adjustment upon adoption (1) to recognize its derivative instruments at fair value, resulting in a net decrease in net assets of approximately $9.0 million, (2) to recognize previously deferred net losses on derivatives designated as cash flow hedges, resulting in a net decrease in accumulated other comprehensive loss of approximately $9.2 million, and (3) to recognize the ineffective portion of cash flow hedges, the effect of which on net income was not material and is included in other expense, net in the consolidated statement of income for the year ended December 31, 2001.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

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

Forward foreign exchange, futures and option contracts — The Company uses forward foreign exchange, futures and option contracts to reduce the effect of fluctuations in foreign exchange rates on short-term, foreign currency denominated intercompany transactions and other known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Canadian Dollar, the European Euro and the Mexican Peso. Forward foreign exchange and futures contracts are accounted for as fair value hedges when the hedged item is a recognized asset or liability or an unrecognized firm commitment. As of December 31, 2002, contracts representing $498.2 million of notional amount were outstanding with maturities of less than three months. As of December 31, 2002, the fair value of these contracts was approximately $(0.5) million. Forward foreign exchange, futures and option contracts are accounted for as cash flow hedges when the hedged item is a forecasted transaction or the variability of cash flows to be paid or received relates to a recognized asset or liability. As of December 31, 2002, contracts representing $815.9 million of notional amount were outstanding with maturities of less than 12 months. The fair value of these contracts as of December 31, 2002 was approximately $(7.2) million.

Interest rate swap contracts — The Company uses interest rate swap contracts to manage its exposure to fluctuations in interest rates. Interest rate swap contracts which fix the interest payments of certain floating rate debt instruments are accounted for as cash flow hedges. Interest rate swap contracts which hedge the change in fair market value of certain fixed rate debt instruments are accounted for as fair value hedges. As of December 31, 2002, contracts representing $1.0 billion of notional amount were outstanding with maturity dates of June 2003 through May 2005. Of these contracts, $0.7 billion swap variable rate debt for fixed rate debt and $0.3 billion swap fixed rate debt for variable rate debt. The fair value of these interest rate swap agreements is subject to changes in value due to changes in interest rates. The fair value of outstanding interest rate swap agreements as of December 31, 2002 was approximately $(18.7) million.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

As of December 31, 2002 and 2001, a net loss of approximately $26.5 million and $13.1 million, respectively, related to derivative instruments and hedging activities was recorded in accumulated other comprehensive loss. As of December 31, 2002, all cash flow hedges mature within twelve months, all fair value hedges of the Company’s fixed rate debt instruments mature within 29 months and all fair value hedges of the Company’s foreign exchange exposure mature within one month. During the year ending December 31, 2003, the Company expects to reclassify into earnings net losses of approximately $26.5 million recorded in accumulated other comprehensive loss. Such losses will be reclassified at the time the underlying hedged transactions are realized. During the years ended December 31, 2002 and 2001, amounts recognized in the consolidated statements of income related to changes in the fair value of cash flow and fair value hedges excluded from the effectiveness assessments and the ineffective portion of changes in the fair value of cash flow and fair value hedges were not material.

Non-U.S. dollar financing transactions — The Company has designated its Euro-denominated senior notes (Note 7) as a net investment hedge of long-term investments in its Euro-functional subsidiaries. As of December 31, 2002, the amount recorded in cumulative translation adjustment related to the effective portion of the net investment hedge of foreign operations was approximately $(38.5) million.

(13) Quarterly Financial Data

	Thirteen Weeks Ended

	March 30,	June 29,	September 28,	December 31,
	2002	2002	2002	2002

Net sales	$3,534.6	$3,792.2	$3,337.4	$3,760.4
Gross profit	272.6	329.3	284.3	374.1
Income before cumulative effect of a change in accounting principle	46.4	85.5	61.6	118.0
Net income (loss)	(252.1)	85.5	61.6	118.0
Basic income per share before cumulative effect of a change in accounting principle	0.72	1.31	0.94	1.80
Basic net income (loss) per share	(3.91)	1.31	0.94	1.80
Diluted income per share before cumulative effect of a change in accounting principle	0.70	1.27	0.91	1.76
Diluted net income (loss) per share	(3.91)	1.27	0.91	1.76

	Thirteen Weeks Ended

	March 31,	June 30,	September 29,	December 31,
	2001	2001	2001	2001

Net sales	$3,503.6	$3,609.4	$3,106.7	$3,405.0
Gross profit	265.0	311.7	259.8	198.3
Net income (loss)	14.5	44.9	15.7	(48.8)
Basic net income (loss) per share	0.23	0.70	0.24	(0.76)
Diluted net income (loss) per share	0.22	0.69	0.24	(0.76)

(14) Accounting Pronouncements

Costs Associated with Exit or Disposal Activities — The FASB has issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for all exit or disposal activities initiated after December 31, 2002. This statement requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Such costs include one-time employee termination costs, contract cancellation provisions and other costs typically

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

associated with a corporate restructuring or other exit or disposal activities. The Company does not expect the effects of adoption to be significant.

Accounting for Stock-Based Compensation — The FASB has issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which is effective for fiscal years ending after December 15, 2002. This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” by providing alternative methods of transition for the adoption of the fair value based method of accounting for stock-based compensation and by requiring additional disclosures. The alternative methods under SFAS No. 148 include the prospective method, the modified prospective method and the retroactive restatement method. The Company anticipates adopting the fair value based method of accounting for stock-based compensation for the year ending December 31, 2003 using the prospective method. As a result, the fair value based method of accounting would be applied to stock-based compensation grants issued after December 31, 2002. The resulting compensation costs would be amortized over the related vesting period. In 2003, the adoption of SFAS No. 123 would reduce net income per share by approximately $0.07 per share, assuming a similar mid-year option grant, consistent with prior years.

Accounting and Disclosure Requirements for Guarantees — The FASB has issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the provisions of which apply to guarantees issued or modified after December 31, 2002. This interpretation requires guarantors to record a liability for the fair value of certain guarantees at their inception. The Company does not expect the effects of adoption to be significant.

Variable Interest Entities — The FASB has issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” the provisions of which apply immediately to any variable interest entity created after January 31, 2003 and apply in the first interim period beginning after June 15, 2003 to any variable interest entity created prior to February 1, 2003. This interpretation requires the consolidation of a variable interest entity by its primary beneficiary and may require the consolidation of a portion of a variable interest entity’s assets or liabilities under certain circumstances. The Company does not expect the effects of adoption to be significant.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

(15) Supplemental Guarantor Condensed Consolidating Financial Statements

	December 31, 2002

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$0.5	$3.0	$88.2	$—	$91.7
Accounts receivable	26.2	335.7	1,146.1	—	1,508.0
Inventories	11.0	171.9	306.8	—	489.7
Recoverable customer engineering and tooling	(19.1)	77.7	94.6	—	153.2
Other	172.4	56.9	35.8	—	265.1

Total current assets	191.0	645.2	1,671.5	—	2,507.7

LONG-TERM ASSETS:
Property, plant and equipment, net	105.9	758.1	846.6	—	1,710.6
Goodwill, net	100.2	1,907.0	853.2	—	2,860.4
Investments in subsidiaries	2,351.2	1,046.6	—	(3,397.8)	—
Other	115.9	74.7	213.7	—	404.3

Total long-term assets	2,673.2	3,786.4	1,913.5	(3,397.8)	4,975.3

	$2,864.2	$4,431.6	$3,585.0	$(3,397.8)	$7,483.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$4.5	$0.3	$32.5	$—	$37.3
Accounts payable and drafts	160.2	654.2	1,152.0	—	1,966.4
Accrued salaries and wages	10.0	45.5	100.8	—	156.3
Other accrued liabilities	177.2	371.5	332.6	—	881.3
Current portion of long-term debt	0.1	0.3	3.5	—	3.9

Total current liabilities	352.0	1,071.8	1,621.4	—	3,045.2

LONG-TERM LIABILITIES:
Long-term debt	2,100.0	12.4	20.4	—	2,132.8
Intercompany accounts, net	(1,461.0)	1,882.6	(421.6)	—	—
Other	210.9	213.3	218.5	—	642.7

Total long-term liabilities	849.9	2,108.3	(182.7)	—	2,775.5

STOCKHOLDERS’ EQUITY	1,662.3	1,251.5	2,146.3	(3,397.8)	1,662.3

	$2,864.2	$4,431.6	$3,585.0	$(3,397.8)	$7,483.0

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

(15) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	December 31, 2001

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(2.1)	$6.8	$82.9	$—	$87.6
Accounts receivable	29.8	320.7	1,042.3	—	1,392.8
Inventories	10.5	157.5	272.3	—	440.3
Recoverable customer engineering and tooling	10.2	80.6	100.8	—	191.6
Other	102.2	81.6	70.7	—	254.5

Total current assets	150.6	647.2	1,569.0	—	2,366.8

LONG-TERM ASSETS:
Property, plant and equipment, net	123.9	786.3	805.5	—	1,715.7
Goodwill, net	100.2	2,124.4	914.9	—	3,139.5
Investments in subsidiaries	2,463.9	1,503.0	—	(3,966.9)	—
Other	211.1	112.9	33.2	—	357.2

Total long-term assets	2,899.1	4,526.6	1,753.6	(3,966.9)	5,212.4

	$3,049.7	$5,173.8	$3,322.6	$(3,966.9)	$7,579.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$30.0	$—	$33.2	$—	$63.2
Accounts payable and drafts	138.6	690.1	1,154.2	—	1,982.9
Accrued salaries and wages	13.0	33.6	88.3	—	134.9
Other accrued liabilities	148.3	370.0	354.0	—	872.3
Current portion of long-term debt	124.7	0.6	4.2	—	129.5

Total current liabilities	454.6	1,094.3	1,633.9	—	3,182.8

LONG-TERM LIABILITIES:
Long-term debt	2,256.8	15.6	21.5	—	2,293.9
Intercompany accounts, net	(1,538.1)	1,867.2	(329.1)	—	—
Other	317.3	171.3	54.8	—	543.4

Total long-term liabilities	1,036.0	2,054.1	(252.8)	—	2,837.3

STOCKHOLDERS’ EQUITY	1,559.1	2,025.4	1,941.5	(3,966.9)	1,559.1

	$3,049.7	$5,173.8	$3,322.6	$(3,966.9)	$7,579.2

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

(15) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

		For the year ended December 31, 2002

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

			(In millions)
Net sales	$1,051.4	$7,682.4	$7,987.8	$(2,297.0)	$14,424.6
Cost of sales	1,145.4	6,860.2	7,455.7	(2,297.0)	13,164.3
Selling, general and administrative expenses	84.2	208.9	224.1	—	517.2
Interest expense	91.0	67.6	51.9	—	210.5
Intercompany charges, net	(447.2)	460.4	(13.2)	—	—
Other (income) expense, net	31.1	44.1	(23.1)	—	52.1

Income before provision for income taxes, minority interests in consolidated subsidiaries, equity in net (income) loss of affiliates and subsidiaries and cumulative effect of a change in accounting principle	146.9	41.2	292.4	—	480.5
Provision for income taxes	15.4	60.9	80.7	—	157.0
Minority interests in consolidated subsidiaries	—	—	13.3	—	13.3
Equity in net (income) loss of affiliates	(0.4)	0.6	(1.5)	—	(1.3)
Equity in net (income) loss of subsidiaries	118.9	(55.8)	—	(63.1)	—

Income before cumulative effect of a change in a accounting principle	13.0	35.5	199.9	63.1	311.5
Cumulative effect of a change in account principle	—	181.2	117.3	—	298.5

Net income (loss)	$13.0	$(145.7)	$82.6	$63.1	$13.0

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

(15) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	For the year ended December 31, 2001

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

	(In millions)
Net sales	$953.6	$7,284.4	$7,780.8	$(2,394.1)	$13,624.7
Cost of sales	954.0	6,701.0	7,329.0	(2,394.1)	12,589.9
Selling, general and administrative expenses	122.8	186.0	205.4	—	514.2
Amortization of goodwill	4.0	59.5	26.7	—	90.2
Interest expense	91.8	116.2	46.7	—	254.7
Intercompany charges, net	(371.0)	330.4	40.6	—	—
Other expense, net	32.8	16.2	29.3	—	78.3

Income (loss) before provision for income taxes, minority interests in consolidated subsidiaries and equity and net (income) loss of affiliates and subsidiaries	119.2	(124.9)	103.1	—	97.4
Provision for income taxes	14.8	17.6	31.2	—	63.6
Minority interests in consolidated subsidiaries	—	—	11.5	—	11.5
Equity in net income of affiliates	(2.0)	(1.6)	(0.4)	—	(4.0)
Equity in net (income) loss of subsidiaries	80.1	(202.1)	—	122.0	—

Net income	$26.3	$61.2	$60.8	$(122.0)	$26.3

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

(15) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

		For the year ended December 31, 2000

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

			(In millions)
Net sales	$899.2	$7,324.2	$7,622.0	$(1,772.6)	$14,072.8
Cost of sales	849.5	6,457.5	7,088.3	(1,772.6)	12,622.7
Selling, general and administrative expenses	222.5	162.8	139.5	—	524.8
Amortization of goodwill	5.9	62.8	21.2	—	89.9
Interest expense	78.4	207.3	30.5	—	316.2
Intercompany charges, net	(252.3)	282.2	(29.9)	—	—
Other (income) expense, net	20.2	(29.4)	44.2	—	35.0

Income (loss) before provision (credit) for income taxes, minority interests in consolidated subsidiaries and equity in net (income) loss of affiliates and subsidiaries	(25.0)	181.0	328.2	—	484.2
Provision (credit) for income taxes	(14.6)	78.9	133.0	—	197.3
Minority interests in consolidated subsidiaries	—	—	13.9	—	13.9
Equity in net (income) loss of affiliates	—	(3.9)	2.2	—	(1.7)
Equity in net income of subsidiaries	(285.1)	(74.7)	—	359.8	—

Net income	$274.7	$180.7	$179.1	$(359.8)	$274.7

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

(15) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

		For the year ended December 31, 2002

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

			(In millions)
Net Cash Provided by Operating Activities	$199.9	$214.2	$131.0	$—	$545.1

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(22.4)	(128.2)	(122.0)	—	(272.6)
Cost of acquisitions, net of cash acquired	(3.5)	(3.8)	(7.9)	—	(15.2)
Other, net	(29.0)	38.2	19.3	—	28.5

Net cash used in investing activities	(54.9)	(93.8)	(110.6)	—	(259.3)

Cash Flows from Financing Activities:
Issuance of senior notes	250.3	—	—	—	250.3
Long-term revolving credit repayments, net	(583.4)	—	—	—	(583.4)
Other long-term debt repayments, net	12.2	(1.9)	(8.9)	—	1.4
Short-term repayments, net	(25.5)	0.3	(6.2)	—	(31.4)
Change in intercompany accounts	113.0	(89.0)	(24.0)	—	—
Proceeds from exercise of stock options	47.4	—	—	—	47.4
Increase in drafts	43.5	(19.8)	(3.9)	—	19.8
Other, net	0.1	—	—	—	0.1

Net cash used in financing activities	(142.4)	(110.4)	(43.0)	—	(295.8)

Effect of foreign currency translation	—	(13.8)	27.9	—	14.1

Net Change in Cash and Cash Equivalents	2.6	(3.8)	5.3	—	4.1
Cash and Cash Equivalents at Beginning of Period	(2.1)	6.8	82.9	—	87.6

Cash and Cash Equivalents at End of Period	$0.5	$3.0	$88.2	$—	$91.7

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

(15) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

		For the year ended December 31, 2001

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

			(In millions)
Net Cash Provided by Operating Activities	$241.6	$312.5	$275.7	$—	$829.8

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(30.1)	(91.0)	(145.9)	—	(267.0)
Net proceeds from disposition of businesses and other assets	1.9	47.3	1.4	—	50.6
Other, net	(0.4)	9.1	6.6	—	15.3

Net cash used in investing activities	(28.6)	(34.6)	(137.9)	—	(201.1)

Cash Flows from Financing Activities:
Issuance of senior notes	223.4	—	—	—	223.4
Repayments of subordinated notes	(345.5)	—	—	—	(345.5)
Long-term revolving credit repayments, net	(404.4)	5.8	(52.4)	—	(451.0)
Other long-term debt repayments, net	(4.0)	—	—	—	(4.0)
Short-term repayments, net	(26.6)	(2.1)	20.7	—	(8.0)
Change in intercompany accounts	312.9	(244.9)	(68.0)	—	—
Proceeds from exercise of stock options	10.1	—	—	—	10.1
Decrease in drafts	11.8	(57.1)	(25.2)	—	(70.5)

Net cash used in financing activities	(222.3)	(298.3)	(124.9)	—	(645.5)

Effect of foreign currency translation	—	17.1	(11.5)	—	5.6

Net Change in Cash and Cash Equivalents	(9.3)	(3.3)	1.4	—	(11.2)
Cash and Cash Equivalents at Beginning of Period	7.2	10.1	81.5	—	98.8

Cash and Cash Equivalents at End of Period	$(2.1)	$6.8	$82.9	$—	$87.6

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

(15) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

		For the year ended December 31, 2000

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

			(In millions)
Net Cash Provided by Operating Activities	$27.3	$323.3	$402.5	$—	$753.1

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(33.0)	(129.3)	(160.0)	—	(322.3)
Cost of acquisitions, net of cash acquired	—	—	(11.8)	—	(11.8)
Net proceeds from disposition of businesses and other assets	—	106.7	10.2	—	116.9
Other, net	—	(0.4)	(7.5)	—	(7.9)

Net cash used in investing activities	(33.0)	(23.0)	(169.1)	—	(225.1)

Cash Flows from Financing Activities:
Long-term revolving credit repayments, net	(161.6)	—	(146.2)	—	(307.8)
Other long-term debt repayments, net	(31.1)	(0.2)	(24.9)	—	(56.2)
Short-term repayments, net	(22.1)	1.8	(11.8)	—	(32.1)
Change in intercompany accounts	319.4	(261.2)	(58.2)	—	—
Proceeds from exercise of stock options	2.1	—	—	—	2.1
Purchase of treasury stock	(77.9)	—	—	—	(77.9)
Decrease in drafts	(16.9)	(35.7)	—	—	(52.6)
Other, net	0.8	(0.1)	—	—	0.7

Net cash used in financing activities	12.7	(295.4)	(241.1)	—	(523.8)

Effect of foreign currency translation	—	(0.9)	(11.4)	—	(12.3)

Net Change in Cash and Cash Equivalents	7.0	4.0	(19.1)	—	(8.1)
Cash and Cash Equivalents at Beginning of Period	0.2	6.1	100.6	—	106.9

Cash and Cash Equivalents at End of Period	$7.2	$10.1	$81.5	$—	$98.8

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

(15) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

Basis of Presentation — Certain of the Company’s wholly-owned subsidiaries (the “Guarantors”) have irrevocably and unconditionally fully guaranteed, on a joint and several basis, the punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all of the Company’s obligations under the primary credit facilities and the indentures governing the Company’s senior notes, including the Company’s obligations to pay principal, premium, if any, and interest with respect to the senior notes. The senior notes consist of $600 million aggregate principal amount of 7.96% senior notes due May 15, 2005, $800 million aggregate principal amount of 8.11% senior notes due May 15, 2009, 250 million EUR aggregate principal amount of 8.125% senior notes due 2008 and $640 million aggregate principal amount at maturity of zero-coupon senior notes due 2022. The Guarantors under the indentures are Lear Operations Corporation, Lear Corporation Automotive Holdings (formerly, UT Automotive), Lear Seating Holdings Corp. #50, Lear Corporation EEDS and Interiors, Lear Corporation Automotive Systems, Lear Technologies, L.L.C., Lear Midwest Automotive, Ltd. Partnership, Lear Automotive (EEDS) Spain S.L. and Lear Corporation Mexico, S.A. de C.V. In lieu of providing separate audited financial statements for the Guarantors, the Company has included the audited condensed consolidating financial statements above. All supplemental guarantor condensed consolidating financial statements reflect Lear Operations Corporation, Lear Corporation Automotive Holdings, Lear Seating Holdings Corp. #50, Lear Corporation EEDS and Interiors, Lear Corporation Automotive Systems, Lear Technologies, L.L.C., Lear Midwest Automotive, Ltd. Partnership, Lear Automotive (EEDS) Spain S.L. and Lear Corporation Mexico, S.A. de C. V. as Guarantors for all periods presented. Management does not believe that separate financial statements of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented.

Distributions — There are no significant restrictions on the ability of the Guarantors to make distributions to the Company.

Selling, General and Administrative Expenses — During 2002, 2001 and 2000, the Parent allocated $98.7 million, $88.8 million and $57.3 million, respectively, of corporate selling, general and administrative expenses to its operating subsidiaries. The allocations were based on various factors, which estimate usage of particular corporate functions, and in certain instances, other relevant factors, such as the revenues or the number of employees of the Company’s subsidiaries.

Long-Term Debt of the Parent and the Guarantors — A summary of long-term debt of the Parent and the Guarantors on a combined basis as of December 31 is shown below (in millions):

December 31,	2002	2001

Senior notes	$1,923.0	$1,622.8
Credit agreement	132.8	714.3
Other long-term debt	57.0	60.6

	2,112.8	2,397.7
Less — current portion	(0.4)	(125.3)

	$2,112.4	$2,272.4

The obligations of foreign subsidiary borrowers under the primary credit facilities are guaranteed by the Parent.

For a more detailed description of the above indebtedness, see Note 7.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

The aggregate minimum principal payment requirements on long-term debt of the Parent and the Guarantors, including capital lease obligations, in each of the five years subsequent to December 31, 2002 are shown below (in millions):

Year	Maturities

2002	$0.4
2003	51.3
2004	646.7
2005	84.7
2006	1.9

THIS REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THE REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP NOR HAS ARTHUR ANDERSEN LLP PROVIDED A CONSENT TO THE INCLUSION OF ITS REPORT IN THIS FORM 10-K. FOR FURTHER DISCUSSION, SEE EXHIBIT 23.2 TO THIS FORM 10-K OF WHICH THIS REPORT IS A PART.

Report of Independent Public Accountants

To Lear Corporation:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of LEAR CORPORATION AND SUBSIDIARIES (“the Company”) included in this Form 10-K, and have issued our report thereon dated January 28, 2002 (except with respect to the matter discussed in Note 7, as to which the date is February 14, 2002). Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule on page 73 is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Detroit, Michigan,
    January 28, 2002.

LEAR CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In millions)

	Balance at				Balance
	Beginning			Other	at End
	of Period	Additions	Retirements	Changes	of Period

FOR THE YEAR ENDED DECEMBER 31, 2002:
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$26.7	$19.2	$(14.7)	$0.3	$31.5
Reserve for unmerchantable inventories	35.8	17.5	(16.3)	1.5	38.5
Restructuring reserves	96.2	—	(65.9)	—	30.3

	$158.7	$36.7	$(96.9)	$1.8	$100.3

FOR THE YEAR ENDED DECEMBER 31, 2001:
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$28.6	$10.1	$(12.8)	$0.8	$26.7
Reserve for unmerchantable inventories	25.6	23.5	(12.2)	(1.1)	35.8
Restructuring reserves	11.5	149.2	(64.5)	—	96.2

	$65.7	$182.8	$(89.5)	$(0.3)	$158.7

FOR THE YEAR ENDED DECEMBER 31, 2000:
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$18.3	$11.8	$(4.7)	$3.2	$28.6
Reserve for unmerchantable inventories	34.4	3.8	(11.2)	(1.4)	25.6
Restructuring reserves	32.2	4.5	(20.7)	(4.5)	11.5

	$84.9	$20.1	$(36.6)	$(2.7)	$65.7

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

Lear Corporation engaged the services of Ernst & Young LLP as its new independent auditors to replace Arthur Andersen LLP, effective May 9, 2002. For additional information, see Lear Corporation’s Current Report on Form 8-K dated May 9, 2002.

PART III

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information required by Item 10 regarding our directors is incorporated by reference from the Proxy Statement sections entitled “Election of Directors” and “Directors and Beneficial Ownership.” The information required by Item 10 regarding our executive officers appears as a Supplementary Item following Item 4 under Part I of this Report.

ITEM 11 — EXECUTIVE COMPENSATION

Incorporated by reference from the Proxy Statement section entitled “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

Except as set forth herein, the information required by Item 12 is incorporated by reference from the Proxy Statement section entitled “Directors and Beneficial Ownership — Security Ownership of Certain Beneficial Owners and Management.”

Equity Compensation Plan Information

			Number of securities
			available for future
	Number of securities to be	Weighted average	issuance under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	7,221,384 (3)	$32.89 (4)	815,348
Equity compensation plans not approved by security holders(2)	— (5)	— (5)	41,985 (6)

Total	7,221,384	$32.89	857,333

(1)	Includes the 1994 Stock Option Plan, the 1996 Stock Option Plan, the Long-Term Stock Incentive Plan and plans assumed in connection with acquisition transactions.

(2)	Includes the 1992 Stock Option Plan. All securities available for future issuance under the 1992 Stock Option Plan are subject to awards under the Long-Term Stock Incentive Plan only. No awards have been made since May 3, 2001, or will be made in the future, under the 1992 Stock Option Plan. The Long-Term Stock Incentive Plan is filed as Exhibit 10.14 hereto.

(3)	Includes 6,350,419 of outstanding options (including 16,444 of outstanding options granted under plans assumed in connection with acquisition transactions), 663,323 of restricted units and 207,642 of performance units.

(4)	Reflects outstanding options at a weighted average exercise price of $35.32 (including outstanding options granted under plans assumed in connection with acquisition transactions at a weighted average exercise price of $21.11), outstanding restricted stock units at a weighted average price of $19.89 and performance shares at a weighted average price of zero.

(5)	Excludes 55,514.43 phantom stock units issued to Mr. Way in connection with a special recognition award. Such units may be settled in shares of Lear common stock. For a description of the special recognition award, see Exhibit 10.32 filed hereto.

(6)	Excludes shares of our common stock that may be awarded to our outside directors under the Lear Corporation Independent Directors Compensation Plan. Such Plan provides that one-half of the annual retainer and meeting fees be paid to our outside directors in shares. An outside director may elect to receive all of the annual retainer and meeting fees in shares of common stock or will be required to receive such compensation solely in shares until such director satisfies ownership guidelines. Shares subject to the Plan are made available from shares of our common stock purchased in the open market, and the Plan contains no limit to the number of shares that may be awarded under the Plan. The Lear Corporation Outside Directors Compensation Plan is filed as Exhibit 10.15 hereto.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the Proxy Statement section entitled “Certain Transactions.”

ITEM 14 — CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the filing date of this Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer along with the Company’s Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. However, based upon the evaluation, the Company’s Chairman and Chief Executive Officer along with the Company’s Senior Vice President and Chief Financial Officer concluded that, subject to the limitations described above, the Company’s disclosure controls and procedures are effective. In addition, they concluded that there were no significant deficiencies in the design or operation of internal controls which could significantly affect our ability to record, process, summarize and report financial data.

(b)	Changes in Internal Controls

There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Form 10-K.

1.	Consolidated Financial Statements:

Report of Ernst & Young LLP, Independent Auditors

Report of Arthur Andersen LLP, Independent Public Accountants

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule:

Report of Arthur Andersen LLP, Independent Public Accountants

Schedule II — Valuation and Qualifying Accounts

All other financial statement schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned financial statements.

3.	The exhibits listed on the “Index to Exhibits” on pages 80 through 83 are filed with this Form 10-K or incorporated by reference as set forth below.

(b)	The following reports on Form 8-K were filed during the quarter ended December 31, 2002.

None.

(c)	The exhibits listed on the “Index to Exhibits” on pages 80 through 83 are filed with this Form 10-K or incorporated by reference as set forth below.

(d)	Additional Financial Statement Schedules

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 2003.

Lear Corporation

By:	/s/ Robert E. Rossiter Robert E. Rossiter Chairman and Chief Executive Officer and a Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Lear Corporation and in the capacities indicated on March 18, 2003.

/s/ Kenneth L. Way Kenneth L. Way Director and Retired Chairman of the Board	/s/ Dr. David E. Fry Dr. David E. Fry a Director

/s/ Robert E. Rossiter Robert E. Rossiter Chairman of the Board of Directors and Chief Executive Officer	/s/ Justice Conrad L. Mallett Justice Conrad L. Mallett a Director

/s/ James H. Vandenberghe James H. Vandenberghe Vice Chairman	/s/ Larry W. McCurdy Larry W. McCurdy a Director

/s/ David C. Wajsgras David C. Wajsgras Senior Vice President and Chief Financial Officer	/s/ Roy E. Parrott Roy E. Parrott a Director

/s/ William C. Dircks William C. Dircks Vice President and Corporate Controller	/s/ David P. Spalding David P. Spalding a Director

/s/ Irma B. Elder Irma B. Elder a Director	/s/ James A. Stern James A. Stern a Director

I, Robert E. Rossiter, certify that:

1.	I have reviewed this annual report on Form 10-K of Lear Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 18, 2003	By: /s/ Robert E. Rossiter Robert E. Rossiter Chairman and Chief Executive Officer

I, David C. Wajsgras, certify that:

1.	I have reviewed this annual report on Form 10-K of Lear Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 18, 2003	By: /s/ David C. Wajsgras David C. Wajsgras Senior Vice President and Chief Financial Officer

Index to Exhibits

Exhibit
Number	Exhibit

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1996).

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed August 9, 2002).

3.3	Certificate of Incorporation of Lear Operations Corporation (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-4 filed on June 22, 1999).

3.4	By-laws of Lear Operations Corporation (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-4 filed on June 22, 1999).

3.5	Certificate of Incorporation of Lear Corporation Automotive Holdings (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-4 filed on June 22, 1999).

3.6	By-laws of Lear Corporation Automotive Holdings (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-4 filed on June 22, 1999).

3.7	Certificate of Incorporation of Lear Corporation EEDS and Interiors (incorporated by reference to Exhibit 3.7 to the Company’s Registration Statement on Form S-4/A filed on June 6, 2001).

3.8	By-laws of Lear Corporation EEDS and Interiors (incorporated by reference to Exhibit 3.8 to the Company’s Registration Statement on Form S-4/A filed on June 6, 2001).

3.9	Certificate of Incorporation of Lear Seating Holdings Corp. #50 (incorporated by reference to Exhibit 3.9 to the Company’s Registration Statement on Form S-4/A filed on June 6, 2001).

3.10	By-laws of Lear Seating Holdings Corp. #50 (incorporated by reference to Exhibit 3.10 to the Company’s Registration Statement on Form S-4/A filed on June 6, 2001).

3.11	Certificate of Formation of Lear Technologies, L.L.C. (incorporated by reference to Exhibit 3.11 to the Company’s Registration Statement on Form S-3 filed on March 28, 2002).

3.12	Limited Liability Company Agreement of Lear Technologies, L.L.C. (incorporated by reference to Exhibit 3.12 to the Company’s Registration Statement on Form S-3 filed on March 28, 2002).

3.13	Certificate of Limited Partnership of Lear Midwest Automotive, Ltd. Partnership (incorporated by reference to Exhibit 3.13 to the Company’s Registration Statement on Form S-3 filed on March 28, 2002).

3.14	Agreement of Limited Partnership of Lear Midwest Automotive, Ltd. Partnership (incorporated by reference to Exhibit 3.14 to the Company’s Registration Statement on Form S-3 filed on March 28, 2002).

3.15	Articles of Incorporation of Lear Corporation Automotive Systems (incorporated by reference to Exhibit 3.15 to the Company’s Registration Statement on Form S-3 filed on March 28, 2002).

3.16	Code of Regulation of Lear Corporation Automotive Systems (incorporated by reference to Exhibit 3.16 to the Company’s Registration Statement on Form S-3 filed on March 28, 2002).

3.17	Deed of Transformation of Lear Automotive (EEDS) Spain S.L. (Unofficial English Translation) (incorporated by reference to Exhibit 3.17 to the Company’s Registration Statement on Form S-3 filed on May 8, 2002).

3.18	By-laws of Lear Automotive (EEDS) Spain S.L. (Unofficial English Translation) (incorporated by reference to Exhibit 3.18 to the Company’s Registration Statement on Form S-3 filed on May 8, 2002).

3.19	Articles of Incorporation of Lear Corporation Mexico, S.A. de C.V. (Unofficial English Translation) (incorporated by reference to Exhibit 3.19 to the Company’s Registration Statement on Form S-3 filed on March 28, 2002).

3.20	By-laws of Lear Corporation Mexico, S.A. de C.V. (Unofficial English Translation) (incorporated by reference to Exhibit 3.20 to the Company’s Registration Statement on Form S-3 filed on March 28, 2002).

4.1	Indenture dated as of May 15, 1999, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and the Bank of New York as Trustee (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1999).

4.2	Supplemental Indenture No. 1 to Indenture dated as of May 15, 1999, by and among Lear Corporation as Issuer, the Guarantors party thereto, from time to time and the Bank of New York as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000).

4.3	Supplemental Indenture No. 2 to Indenture dated as of May 15, 1999, by and among Lear Corporation as Issuer, the Guarantors party thereto, from time to time and the Bank of New York as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

Exhibit
Number	Exhibit

4.4	Supplemental Indenture No. 3 to Indenture dated as of May 15, 1999, by and among Lear Corporation as Issuer, the Guarantors party thereto, from time to time and the Bank of New York as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.5	Indenture dated as of March 20, 2001, by and among Lear Corporation as Issuer, the Guarantors party thereto, from time to time and the Bank of New York as Trustee, relating to the 8 1/8% Senior Notes due 2008, including the form of exchange note attached thereto (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4 filed on April 23, 2001).

4.6	Supplemental Indenture No. 1 to Indenture dated as of March 20, 2001, by and among Lear Corporation as Issuer, the Guarantors party thereto, from time to time and the Bank of New York as Trustee (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.7	Supplemental Indenture No. 2 to Indenture dated as of March 20, 2001, by and among Lear Corporation as Issuer, the Guarantors party thereto, from time to time and the Bank of New York as Trustee (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.8	Indenture dated as of February 20, 2002, by and among Lear Corporation as Issuer, the Guarantors party thereto, from time to time and the Bank of New York as Trustee (incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.1	Third Amended and Restated Credit and Guarantee Agreement, dated as of March 26, 2001, among Lear Corporation, Lear Canada, the Foreign Subsidiary Borrowers (as defined therein), the Lenders Party thereto, Bank of America, N.A., Citibank, N.A. and Deutsche Banc Alex Brown Inc., as Syndication Agent, The Bank of Nova Scotia, as Documentation Agent and Canadian Administrative Agent, The Other Agents Named in Schedule IX thereto and The Chase Manhattan Bank, as General Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4 filed on April 23, 2001).

10.2	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of March 26, 2001, among Lear Corporation, the Foreign Subsidiary Borrowers (as defined therein), the Lenders Party thereto, Citicorp USA, Inc., as Syndication Agent, Toronto Dominion (Texas), Inc., as Documentation Agent, the Other Agents Named in Schedule IX thereto and The Chase Manhattan Bank, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 filed on April 23, 2001).

10.3	Employment Agreement dated July 5, 2000 between the Company and Kenneth L. Way (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000).

10.4	Employment Agreement dated July 5, 2000 between the Company and Robert E. Rossiter (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000).

10.5	Employment Agreement dated July 5, 2000 between the Company and James H. Vandenberghe (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000).

10.6	Employment Agreement dated July 5, 2000 between the Company and Donald J. Stebbins (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000).

10.7	Employment Agreement dated July 5, 2000 between the Company and Douglas G. DelGrosso (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000).

10.8	Lear’s 1992 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993).

10.9	Amendment to Lear’s 1992 Stock Option Plan (incorporated by reference to Exhibit 10.26 to the Company’s Transition Report on Form 10-K filed on March 31, 1994).

10.10	Lear’s 1994 Stock Option Plan (incorporated by reference to Exhibit 10.27 to the Company’s Transition Report on Form 10-K filed on March 31, 1994).

10.11	Masland Corporation 1993 Stock Option Incentive Plan (incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K dated June 27, 1995).

10.12	Lear’s Supplemental Executive Retirement Plan, dated as of January 1, 1995 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994).

10.13	Lear Corporation 1996 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 1997).

Exhibit
Number	Exhibit

10.14	Lear Corporation Long-Term Stock Incentive Plan, as amended and restated (incorporated by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A filed March 23, 2001 for the 2001 annual meeting of stockholders).

10.15	Lear Corporation Outside Directors Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 1997).

10.16	Form of the Lear Corporation Long-Term Stock Incentive Plan Deferral and Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.17	Form of the Lear Corporation 1996 Stock Option Plan Stock Option Agreement (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.18	Restricted Property Agreement dated as of December 17, 1997 between the Company and Robert E. Rossiter (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.19	Lear Corporation 1992 Stock Option Plan, 3rd amendment dated March 14, 1997 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.20	Lear Corporation 1992 Stock Option Plan, 4th amendment dated August 4, 1997 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.21	Lear Corporation 1994 Stock Option Plan, Second Amendment effective January 1, 1996 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.22	Lear Corporation 1994 Stock Option Plan, Third Amendment effective March 14, 1997 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.23	Lear Corporation Long-Term Stock Incentive Plan, Third Amendment effective February 26, 1998 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.24	The Master Sale and Purchase Agreement between General Motors Corporation and the Company, dated August 31, 1998, relating to the sale and purchase of the world-wide seating business operated by The Delphi Interior & Lighting System Division of General Motors Corporation’s Delphi Automotive Systems business sector (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.25	Stock Purchase Agreement dated as of March 16, 1999, by and between Nevada Bond Investment Corp. II and Lear Corporation (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated March 16, 1999).

10.26	Stock Purchase Agreement dated as of May 7, 1999, between Lear Corporation and Johnson Electric Holdings Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 7, 1999).

10.27	Rights Agreement dated as of March 1, 2000, between the Company and the Bank of New York (incorporated by reference to the Company’s Registration Statement on Form 8-A filed March 2, 2000.)

10.28	Purchase Agreement dated as of February 14, 2002, among Lear Corporation, Lear Operations Corporation, Lear Corporation Automotive Holdings, Lear Seating Holdings Corp. #50, Lear Corporation EEDS and Interiors, Lear Corporation Automotive Systems, Lear Technologies, L.L.C., Lear Midwest Automotive, Ltd. Partnership, Lear Automotive (EEDS) Spain S.L. and Lear Corporation Mexico, S.A. de C.V. and Credit Suisse First Boston Corporation, JP Morgan Securities Inc. and Lehman Brothers Inc. (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.29	Registration Rights Agreement dated as of February 14, 2002, among Lear Corporation, Lear Operations Corporation, Lear Corporation Automotive Holdings, Lear Seating Holdings Corp. #50, Lear Corporation EEDS and Interiors, Lear Corporation Automotive Systems, Lear Technologies, L.L.C., Lear Midwest Automotive, Ltd. Partnership, Lear Automotive (EEDS) Spain S.L. and Lear Corporation Mexico, S.A. de C.V. and Credit Suisse First Boston Corporation, JP Morgan Securities Inc. and Lehman Brothers Inc. (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

**10.30	Lear Corporation Pension Plan.

**10.31	Lear Corporation Executive Supplemental Savings Plan.

**10.32	Summary of Certain Retirement Benefit Arrangements with Kenneth L. Way.

**10.33	Employment Agreement dated July 5, 2000 between the Company and David C. Wajsgras.

**11.1	Computation of net income per share.

Exhibit
Number	Exhibit

**12.1	Statement re: computation of ratios.

**21.1	List of subsidiaries of the Company.

**23.1	Consent of Ernst and Young LLP.

**23.2	Notice regarding Consent of Arthur Andersen LLP.

**99.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**99.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Filed herewith.