Form 10-Q
period 2003-03-29
LEAR CORP /DE/
filed 2003-05-12
CIK 842162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________to________________.

Commission file number: 1-11311

LEAR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of	13-3386776
incorporation or organization)	(I.R.S. Employer Identification No.)
21557 Telegraph Road, Southfield, MI	48086-5008
(Address of principal executive offices)	(zip code)

(248) 447-1500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of Common Stock, $0.01 par value per share, outstanding as of April 30, 2003: 65,932,903

LEAR CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 29, 2003

INDEX

Page No.

Part I — Financial Information
Item 1 — Consolidated Financial Statements
Introduction to the Consolidated Financial Statements	3
Consolidated Balance Sheets —
March 29, 2003 (Unaudited) and December 31, 2002	4
Consolidated Statements of Operations (Unaudited) —
Three Months Ended March 29, 2003 and March 30, 2002	5
Consolidated Statements of Cash Flows (Unaudited) —
Three Months Ended March 29, 2003 and March 30, 2002	6
Notes to the Consolidated Financial Statements	7
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3 — Quantitative and Qualitative Disclosures about Market Risk (included in Item 2)
Item 4 — Controls and Procedures
Part II — Other Information	26
Item 6 — Exhibits and Reports on Form 8-K	27
Signatures	28
Certifications	29

LEAR CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1 — CONSOLIDATED FINANCIAL STATEMENTS

INTRODUCTION TO THE CONSOLIDATED FINANCIAL STATEMENTS

     We have prepared the condensed consolidated financial statements of Lear Corporation and subsidiaries, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the period ended December 31, 2002.

     The financial information presented reflects all adjustments (consisting of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of operations and cash flows and statements of financial position for the interim periods presented. These results are not necessarily indicative of a full year’s results of operations.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 29,	December 31,
	2003	2002

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$89.9	$91.7
Accounts receivable	2,037.1	1,508.0
Inventories	490.4	489.7
Recoverable customer engineering and tooling	173.4	153.2
Other	245.0	265.1

Total current assets	3,035.8	2,507.7

LONG-TERM ASSETS:
Property, plant and equipment, net	1,709.3	1,710.6
Goodwill, net	2,864.2	2,860.4
Other	408.6	404.3

Total long-term assets	4,982.1	4,975.3

	$8,017.9	$7,483.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$85.2	$37.3
Accounts payable and drafts	2,278.7	1,966.4
Accrued liabilities	1,203.4	1,037.6
Current portion of long-term debt	3.6	3.9

Total current liabilities	3,570.9	3,045.2

LONG-TERM LIABILITIES:
Long-term debt	2,060.0	2,132.8
Other	660.5	642.7

Total long-term liabilities	2,720.5	2,775.5

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, 150,000,000 shares authorized; 70,181,338 shares issued as of March 29, 2003 and 70,099,988 shares issued as of December 31, 2002	0.7	0.7
Additional paid-in capital	945.4	943.6
Common stock held in treasury, 4,367,576 shares as of March 29, 2003 and 4,362,330 shares as of December 31, 2002, at cost	(112.1)	(111.4)
Retained earnings	1,143.7	1,075.8
Accumulated other comprehensive loss	(251.2)	(246.4)

Total stockholders’ equity	1,726.5	1,662.3

	$8,017.9	$7,483.0

The accompanying notes are an integral part of these consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share data)

	Three Months Ended

	March 29,	March 30,
	2003	2002

Net sales	$3,898.7	$3,534.6
Cost of sales	3,590.1	3,262.0
Selling, general and administrative expenses	146.7	131.6
Interest expense	52.4	55.7
Other expense, net	12.5	15.5

Income before provision for income taxes and cumulative effect of a change in accounting principle	97.0	69.8
Provision for income taxes	29.1	23.4

Income before cumulative effect of a change in accounting principle	67.9	46.4
Cumulative effect of a change in accounting principle, net of tax	—	298.5

Net income (loss)	$67.9	$(252.1)

Basic net income (loss) per share:
Income before cumulative effect of a change in accounting principle	$1.03	$0.72
Cumulative effect of a change in accounting principle	—	4.63

Basic net income (loss) per share	$1.03	$(3.91)

Diluted net income (loss) per share:
Income before cumulative effect of a change in accounting principle	$1.01	$0.70
Cumulative effect of a change in accounting principle	—	4.50

Diluted net income (loss) per share	$1.01	$(3.80)

The accompanying notes are an integral part of these consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended

	March 29,	March 30,
	2003	2002

Cash Flows from Operating Activities:
Net income (loss)	$67.9	$(252.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of a change in accounting principle, net of tax	—	298.5
Depreciation	74.4	74.1
Net change in recoverable customer engineering and tooling	(31.7)	1.3
Net change in working capital items	13.4	11.4
Other, net	26.0	7.2

Net cash provided by operating activities before net change in sold accounts receivable	150.0	140.4
Net change in sold accounts receivable	(53.4)	28.5

Net cash provided by operating activities	96.6	168.9

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(70.3)	(46.2)
Other, net	3.4	2.9

Net cash used in investing activities	(66.9)	(43.3)

Cash Flows from Financing Activities:
Issuance of senior notes	—	250.3
Long-term debt repayments, net	(80.6)	(390.7)
Short-term debt borrowings (repayments), net	47.5	(50.4)
Proceeds from sale of common stock	1.5	25.7
Purchase of treasury stock	(1.1)	—
Increase in drafts	8.2	27.5

Net cash used in financing activities	(24.5)	(137.6)

Effect of foreign currency translation	(7.0)	8.2

Net Change in Cash and Cash Equivalents	(1.8)	(3.8)
Cash and Cash Equivalents as of Beginning of Period	91.7	87.6

Cash and Cash Equivalents as of End of Period	$89.9	$83.8

Changes in Working Capital:
Accounts receivable, net	$(461.7)	$(294.6)
Inventories	1.5	(9.3)
Accounts payable	291.9	209.7
Accrued liabilities and other	181.7	105.6

	$13.4	$11.4

Supplementary Disclosure:
Cash paid for interest	$15.5	$26.2

Cash paid for income taxes	$54.3	$41.8

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

(2) Restructuring

     In order to better align the Company’s operations and capacity in response to reductions in global automotive production volumes, the Company began to implement a restructuring plan in the fourth quarter of 2001. This restructuring plan was designed to consolidate certain operations and to improve overall efficiencies and the Company’s long-term competitive position.

     As of March 29, 2003, the restructuring plan was substantially complete. There are three facilities which remain to be closed and approximately 400 employees yet to be terminated. These remaining actions are expected to be completed in 2003.

     There have been no significant changes to the original restructuring plan as disclosed in the Company’s Form 10-K for the year ended December 31, 2002. A summary of the activity in the restructuring accrual is shown below (in millions):

	Accrual as of	Utilized	Accrual as of
	December 31,		March 29,
	2002	Cash	2003

Severance	$15.3	$(2.6)	$12.7
Lease cancellation costs	4.4	(0.3)	4.1
Other closure costs	5.7	(0.3)	5.4

Total	$25.4	$(3.2)	$22.2

(3) Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. A summary of inventories is shown below (in millions):

	March 29,	December 31,
	2003	2002

Raw materials	$351.1	$343.4
Work-in-process	33.0	31.7
Finished goods	106.3	114.6

Inventories	$490.4	$489.7

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(4) Property, Plant and Equipment

     Property, plant and equipment is stated at cost. Depreciable property is depreciated over the estimated useful lives of the assets, principally using the straight-line method. A summary of property, plant and equipment is shown below (in millions):

	March 29,	December 31,
	2003	2002

Land	$102.1	$100.2
Buildings and improvements	634.9	621.7
Machinery and equipment	2,245.4	2,193.0
Construction in progress	26.8	34.5

Total property, plant and equipment	3,009.2	2,949.4
Less — accumulated depreciation	(1,299.9)	(1,238.8)

Net property, plant and equipment	$1,709.3	$1,710.6

(5) Goodwill

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under this statement, goodwill is no longer amortized but is subject to annual impairment analysis. The Company’s initial impairment analysis compared the fair values of each of its reporting units, based on discounted cash flow analyses, to the related net book values. As a result, the Company recorded impairment charges of $310.8 million ($298.5 million after tax) as of January 1, 2002. These charges are reflected as a cumulative effect of a change in accounting principle, net of tax, in the consolidated statement of operations for the three months ended March 30, 2002.

     A summary of the changes in the carrying amount of goodwill, by reportable operating segment, for the three months ended March 29, 2003 is shown below (in millions):

	Seating	Interior	Electronic and Electrical	Total

Balance as of December 31, 2002	$971.6	$1,023.2	$865.6	$2,860.4
Foreign currency translation and other	5.2	(2.9)	1.5	3.8

Balance as of March 29, 2003	$976.8	$1,020.3	$867.1	$2,864.2

(6) Product Liabilities

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

     A summary of the changes in the product warranty liabilities for the three months ended March 29, 2003 is shown below (in millions):

Balance as of December 31, 2002	$36.9
Expense, net	2.0
Settlements	(0.6)
Foreign currency translation and other	0.4

Balance as of March 29, 2003	$38.7

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(7) Long-Term Debt

     A summary of long-term debt and the related weighted average interest rates, including the effect of hedging activities described in Note 13, “Financial Instruments,” is shown below (in millions):

	March 29, 2003		December 31, 2002

		Weighted Average		Weighted Average
Debt Instrument	Long-Term Debt	Interest Rate	Long-Term Debt	Interest Rate

Credit facilities	$54.0	7.39%	$132.8	7.11%
Other	79.5	4.79%	80.9	4.84%

	133.5		213.7
Less — current portion	(3.6)		(3.9)

	129.9		209.8

Zero-coupon Convertible Senior Notes, due 2022	263.7	4.75%	260.7	4.75%
8.125% Senior Notes, due 2008	266.4	8.125%	262.3	8.125%
8.11% Senior Notes, due 2009	800.0	8.11%	800.0	8.11%
7.96% Senior Notes, due 2005	600.0	6.03%	600.0	6.16%

	1,930.1		1,923.0

Long-term debt	$2,060.0		$2,132.8

     In February 2002, the Company issued $640.0 million aggregate principal amount at maturity of zero-coupon convertible senior notes due 2022, yielding gross proceeds of $250.3 million. The periodic accretion of the zero-coupon convertible senior notes ($3.0 million for the three months ended March 29, 2003) is recorded as an increase to the outstanding debt balance and interest expense.

     In March 2001, the Company issued 250.0 million EUR (approximately $266.4 million based on the exchange rate in effect as of March 29, 2003) of senior notes due 2008.

     In 1999, the Company issued $1.4 billion aggregate principal amount of senior notes, $800 million of which mature in 2009 and $600 million of which mature in 2005.

     The Company’s primary credit facilities contain numerous restrictive covenants relating to the maintenance of certain financial ratios and to the management and operation of the Company. The covenants include, among other restrictions, limitations on indebtedness, guarantees, mergers, acquisitions, fundamental corporate changes, asset sales, investments, loans and advances, liens, dividends and other stock payments, transactions with affiliates and optional payments and modification of debt instruments. The senior notes also contain covenants restricting the ability of the Company and its subsidiaries to incur liens and to enter into sale and leaseback transactions and restricting the ability of the Company to consolidate with, to merge with or into or to sell or otherwise dispose of all or substantially all of its assets.

     The Company’s obligations under its primary credit facilities and senior notes are guaranteed, on a joint and several basis, by certain of its wholly-owned subsidiaries. See Note 15, “Supplemental Guarantor Condensed Consolidating Financial Statements.”

(8) Net Income (Loss) Per Share

     Basic net income (loss) per share is computed using the weighted average common shares outstanding during the period. Diluted net income (loss) per share is computed using the average share price during the period when calculating the dilutive effect of common stock equivalents. A summary of shares outstanding is shown below:

	Three Months Ended

	March 29,	March 30,
	2003	2002

Weighted average shares outstanding	65,780,634	64,476,804
Dilutive effect of common stock equivalents	1,611,579	1,791,205

Diluted shares outstanding	67,392,213	66,268,009

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     Certain options were not included in the computation of diluted shares outstanding, as inclusion would have resulted in antidilution. A summary of these options and their exercise prices is shown below:

	Three Months Ended

	March 29,	March 30,
	2003	2002

Antidilutive options	2,995,000	616,050
Exercise price	$39.00 - $54.22	$54.22

(9) Comprehensive Income (Loss)

     Comprehensive income (loss) is defined as all changes in a Company’s net assets except changes resulting from transactions with stockholders. It differs from net income (loss) in that certain items currently recorded in equity would be a part of comprehensive income (loss). A summary of comprehensive income (loss) is shown below (in millions):

	Three Months Ended

	March 29,	March 30,
	2003	2002

Net income (loss)	$67.9	$(252.1)
Other comprehensive income (loss):
Derivative instruments and hedging activities	(1.8)	16.2
Foreign currency translation adjustment	(3.0)	(27.5)

Other comprehensive loss	(4.8)	(11.3)

Comprehensive income (loss)	$63.1	$(263.4)

(10) Pre-Production Costs Related to Long-Term Supply Agreements

     The Company incurs pre-production engineering, research and development (“ER&D”) and tooling costs related to the products produced for its customers under long-term supply agreements. The Company expenses all pre-production ER&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, the Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which the customer has not provided a noncancelable right to use the tooling. During the first quarter of 2003 and 2002, the Company capitalized $44.0 million and $28.0 million, respectively, of pre-production ER&D costs for which reimbursement is contractually guaranteed by the customer. In addition, during the first quarter of 2003 and 2002, the Company capitalized $94.3 million and $85.6 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a noncancelable right to use. During the first three months of 2003 and 2002, the Company collected $111.4 million and $101.8 million, respectively, of cash related to ER&D and tooling costs previously capitalized.

     Gains and losses related to ER&D and tooling projects are reviewed on an aggregated program basis. Net gains on projects are deferred and amortized over the life of the long-term supply agreement. Net losses on projects are recognized as costs are incurred in accordance with Emerging Issues Task Force No. 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements.”

(11) Stock-Based Compensation

     The Company anticipates adopting the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for the year ending December 31, 2003, under which compensation cost for stock option grants is determined on the basis of the fair value of the option at the grant date. SFAS No. 123 would be applied prospectively to all employee awards granted after January 1, 2003, as permitted under the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” There were no employee awards granted in the first quarter of 2003. The following table presents the effect on net income (loss) and net income (loss) per share, as if the fair value based method had been applied to all outstanding and unvested awards in each period (in millions, except per share data):

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended

	March 29,	March 30,
	2003	2002

Net income (loss), as reported	$67.9	$(252.1)
Add: Stock-based employee compensation expense included in reported net income, net of tax	0.7	1.2
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(5.9)	(2.4)

Net income (loss), pro forma	$62.7	$(253.3)

Net income (loss) per share:
Basic — as reported	$1.03	$(3.91)
Basic — pro forma	$0.95	$(3.93)
Diluted — as reported	$1.01	$(3.80)
Diluted — pro forma	$0.93	$(3.82)

(12) Segment Reporting

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

     The Company evaluates the performance of its operating segments based primarily on revenues from external customers, earnings before interest, other expense and tax (“EBIT”) and cash flow, being defined as EBIT less capital expenditures plus depreciation. A summary of revenues from external customers and other financial information, including EBIT, by reportable operating segment is shown below (in millions):

	Three Months Ended March 29, 2003

			Electronic and
	Seating	Interior	Electrical	Other	Consolidated

Revenues from external customers	$2,696.9	$677.8	$523.9	$0.1	$3,898.7
EBIT	146.9	28.1	52.0	(65.1)	161.9
Depreciation	31.2	25.9	16.7	0.6	74.4
Capital expenditures	13.8	29.7	25.6	1.2	70.3
Total assets	2,943.4	1,460.5	1,093.8	2,520.2	8,017.9

	Three Months Ended March 30, 2002

			Electronic and
	Seating	Interior	Electrical	Other	Consolidated

Revenues from external customers	$2,409.8	$618.6	$506.2	$—	$3,534.6
EBIT	108.1	28.7	55.1	(50.9)	141.0
Depreciation	32.8	24.2	16.2	0.9	74.1
Capital expenditures	14.6	16.5	14.4	0.7	46.2
Total assets	2,789.4	1,354.4	997.9	2,676.7	7,818.4

     EBIT is not a measure of performance determined in accordance with generally accepted accounting principles in the United States and is not intended as a measure of profitability or liquidity. A reconciliation of consolidated EBIT to income before provision for income taxes and cumulative effect of a change in accounting principle is shown below (in millions):

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended

	March 29,	March 30,
	2003	2002

EBIT	$161.9	$141.0
Interest expense	52.4	55.7
Other expense, net	12.5	15.5

Income before provision for income taxes and cumulative effect of a change in accounting principle	$97.0	$69.8

(13) Financial Instruments

     Several of the Company’s European subsidiaries factor their accounts receivable with financial institutions. Such receivables are factored without recourse to the Company and are not included in accounts receivable in the consolidated balance sheets as of March 29, 2003 and December 31, 2002. The amounts of factored receivables were $139.5 million and $160.4 million as of March 29, 2003 and December 31, 2002, respectively.

Asset-backed Securitization Agreement

     Under an asset-backed securitization facility, the Company and several of its U.S. subsidiaries sell certain trade receivables to a wholly-owned, consolidated, bankruptcy-remote special purpose corporation (Lear ASC Corporation). In turn, Lear ASC Corporation transfers undivided interests in up to $260 million of the receivables to bank-sponsored commercial-paper conduits. As of March 29, 2003, the amount transferred to the conduits was $158.9 million. This amount is excluded from accounts receivable in the accompanying consolidated balance sheet as of March 29, 2003. A discount on the sale of receivables of $0.7 million and $1.3 million was recognized in the three months ended March 29, 2003 and March 30, 2002, respectively, and is reflected in other expense, net in the accompanying consolidated statements of operations.

     The Company retains a subordinated ownership interest in the pool of receivables sold to Lear ASC Corporation. As of March 29, 2003, $576.5 million had been transferred to Lear ASC Corporation, including $417.6 million of retained interests recorded in accounts receivable in the consolidated balance sheet as of March 29, 2003, which serve as credit enhancement for the facility. The Company continues to service the transferred receivables for an annual servicing fee. The conduit investors and Lear ASC Corporation have no recourse to the Company or its subsidiaries.

     The following table summarizes certain cash flows received from and paid to Lear ASC Corporation (in millions):

	Three Months Ended

	March 29,	March 30,
	2003	2002

Proceeds from (repayments of) securitizations	$(30.0)	$12.1
Collections reinvested in securitizations	1,167.5	1,035.8
Servicing fees received	1.3	1.3

Derivative Instruments and Hedging Activities

     Forward foreign exchange, futures and option contracts — The Company uses forward foreign exchange, futures and option contracts to reduce the effect of fluctuations in foreign exchange rates on short-term, foreign currency denominated intercompany transactions and other known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Canadian Dollar, the European Euro and the Mexican Peso. Forward foreign exchange and futures contracts are accounted for as fair value hedges when the hedged item is a recognized asset or liability or an unrecognized firm commitment. As of March 29, 2003, contracts representing $644.9 million of notional amount were outstanding with maturities of less than six months. As of March 29, 2003, the fair value of these contracts was approximately $(0.6) million. Forward foreign exchange, futures and option contracts are accounted for as cash flow hedges when the hedged item is a forecasted transaction or the variability of cash flows to be paid or received relates to a recognized asset or liability. As of March 29, 2003, contracts representing $720.5 million of notional amount were outstanding with maturities of less than two years. The fair value of these foreign exchange contracts as of March 29, 2003 was approximately $(16.3) million.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     Interest rate swap contracts — The Company uses interest rate swap contracts to manage its exposure to fluctuations in interest rates. Interest rate swap contracts which fix the interest payments of certain floating rate debt instruments are accounted for as cash flow hedges. Interest rate swap contracts which hedge the change in fair market value of certain fixed rate debt instruments are accounted for as fair value hedges. As of March 29, 2003, contracts representing $1.0 billion of notional amount were outstanding with maturity dates of June 2003 through May 2005. Of these contracts, $0.7 billion swap variable rate debt for fixed rate debt and $0.3 billion swap fixed rate debt for variable rate debt. The fair value of these interest rate swap agreements is subject to changes in value due to changes in interest rates. The fair value of these interest rate swap agreements as of March 29, 2003 was approximately $(10.3) million.

     As of March 29, 2003 and December 31, 2002, net losses of approximately $28.3 million and $26.5 million, respectively, related to derivative instruments and hedging activities were recorded in accumulated other comprehensive loss. As of March 29, 2003, all cash flow hedges were scheduled to mature within 21 months, all fair value hedges of the Company’s fixed rate debt instruments were scheduled to mature within 26 months and all fair value hedges of the Company’s foreign exchange exposure were scheduled to mature within six months. During the twelve month period ended April 3, 2004, the Company expects to reclassify into earnings net losses of approximately $29.1 million recorded in accumulated other comprehensive loss. Such losses will be reclassified at the time the underlying hedged transactions are realized. During the three months ended March 29, 2003 and March 30, 2002, amounts recognized in the consolidated statements of operations related to changes in the fair value of cash flow and fair value hedges excluded from the effectiveness assessments and the ineffective portion of changes in the fair value of cash flow and fair value hedges were not material.

     Non-U.S. dollar financing transactions — The Company has designated its Euro-denominated senior notes (Note 7) as a net investment hedge of long-term investments in its Euro-functional subsidiaries. As of March 29, 2003, the amount recorded in cumulative translation adjustment related to the effective portion of the net investment hedge of foreign operations was approximately $(42.6) million.

(14) Accounting Pronouncements

     Derivative Instruments and Hedging Activities — The Financial Accounting Standards Board has issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 amends and clarifies the accounting for derivative instruments and hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138. The Company is currently evaluating the effects of adoption.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(15) Supplemental Guarantor Condensed Consolidating Financial Statements

	March 29, 2003

			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated

			(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$0.6	$3.1	$86.2	$—	$89.9
Accounts receivable	21.6	441.8	1,573.7	—	2,037.1
Inventories	11.2	170.1	309.1	—	490.4
Recoverable customer engineering and tooling	(3.0)	85.1	91.3	—	173.4
Other	157.1	38.4	49.5	—	245.0

Total current assets	187.5	738.5	2,109.8	—	3,035.8

LONG-TERM ASSETS:
Property, plant and equipment, net	102.1	761.0	846.2	—	1,709.3
Goodwill, net	100.2	1,906.4	857.6	—	2,864.2
Investment in subsidiaries	2,422.3	1,404.2	—	(3,826.5)	—
Other	111.9	68.3	228.4	—	408.6

Total long-term assets	2,736.5	4,139.9	1,932.2	(3,826.5)	4,982.1

	$2,924.0	$4,878.4	$4,042.0	$(3,826.5)	$8,017.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$55.0	$0.1	$30.1	$—	$85.2
Accounts payable and drafts	183.1	749.1	1,346.5	—	2,278.7
Accrued liabilities	193.8	528.2	481.4	—	1,203.4
Current portion of long-term debt	—	0.3	3.3	—	3.6

Total current liabilities	431.9	1,277.7	1,861.3	—	3,570.9

LONG-TERM LIABILITIES:
Long-term debt	2,027.5	12.5	20.0	—	2,060.0
Intercompany accounts, net	(1,478.0)	1,686.7	(208.7)	—	—
Other	216.1	217.0	227.4	—	660.5

Total long-term liabilities	765.6	1,916.2	38.7	—	2,720.5

STOCKHOLDERS’ EQUITY	1,726.5	1,684.5	2,142.0	(3,826.5)	1,726.5

	$2,924.0	$4,878.4	$4,042.0	$(3,826.5)	$8,017.9

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(15) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	December 31, 2002

			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$0.5	$3.0	$88.2	$—	$91.7
Accounts receivable	26.2	335.7	1,146.1	—	1,508.0
Inventories	11.0	171.9	306.8	—	489.7
Recoverable customer engineering and tooling	(19.1)	77.7	94.6	—	153.2
Other	172.4	56.9	35.8	—	265.1

Total current assets	191.0	645.2	1,671.5	—	2,507.7

LONG-TERM ASSETS:
Property, plant and equipment, net	105.9	758.1	846.6	—	1,710.6
Goodwill, net	100.2	1,907.0	853.2	—	2,860.4
Investment in subsidiaries	2,351.2	1,046.6	—	(3,397.8)	—
Other	115.9	74.7	213.7	—	404.3

Total long-term assets	2,673.2	3,786.4	1,913.5	(3,397.8)	4,975.3

	$2,864.2	$4,431.6	$3,585.0	$(3,397.8)	$7,483.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$4.5	$0.3	$32.5	$—	$37.3
Accounts payable and drafts	160.2	654.2	1,152.0	—	1,966.4
Accrued liabilities	187.2	417.0	433.4	—	1,037.6
Current portion of long-term debt	0.1	0.3	3.5	—	3.9

Total current liabilities	352.0	1,071.8	1,621.4	—	3,045.2

LONG-TERM LIABILITIES:
Long-term debt	2,100.0	12.4	20.4	—	2,132.8
Intercompany accounts, net	(1,461.0)	1,882.6	(421.6)	—	—
Other	210.9	213.3	218.5	—	642.7

Total long-term liabilities	849.9	2,108.3	(182.7)	—	2,775.5

STOCKHOLDERS’ EQUITY	1,662.3	1,251.5	2,146.3	(3,397.8)	1,662.3

	$2,864.2	$4,431.6	$3,585.0	$(3,397.8)	$7,483.0

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(15) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	For the Three Months Ended March 29, 2003

			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated

			(Unaudited)
Net sales	$273.0	$2,008.9	$2,226.8	$(610.0)	$3,898.7
Cost of sales	276.7	1,830.8	2,092.6	(610.0)	3,590.1
Selling, general and administrative expenses	33.3	48.2	65.2	—	146.7
Interest expense	23.3	16.1	13.0	—	52.4
Intercompany (income) expense, net	(100.4)	83.2	17.2	—	—
Other expense, net	6.0	15.2	(8.7)	—	12.5

Income before provision for income taxes and equity in net income of subsidiaries	34.1	15.4	47.5	—	97.0
Provision for income taxes	6.5	38.0	(15.4)	—	29.1
Equity in net income of subsidiaries	(40.3)	(18.2)	—	58.5	—

Net income	$67.9	$(4.4)	$62.9	$(58.5)	$67.9

	For the Three Months Ended March 30, 2002

			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated

			(Unaudited)
Net sales	$260.7	$1,888.4	$1,951.9	$(566.4)	$3,534.6
Cost of sales	268.1	1,712.2	1,848.1	(566.4)	3,262.0
Selling, general and administrative expenses	27.7	47.1	56.8	—	131.6
Interest expense	27.1	19.1	9.5	—	55.7
Intercompany (income) expense, net	(98.4)	83.0	15.4	—	—
Other expense, net	4.0	6.2	5.3	—	15.5

Income before provision for income taxes, equity in net (income) loss of subsidiaries and cumulative effect of a change in accounting principle	32.2	20.8	16.8	—	69.8
Provision for income taxes	(0.4)	11.2	12.6	—	23.4
Equity in net (income) loss of subsidiaries	284.7	(12.8)	—	(271.9)	—

Income before cumulative effect of a change in accounting principle	(252.1)	22.4	4.2	271.9	46.4
Cumulative effect of a change in accounting principle, net of tax	—	181.2	117.3	—	298.5

Net loss	$(252.1)	$(158.8)	$(113.1)	$271.9	$(252.1)

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(15) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	For the Three Months Ended March 29, 2003

			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated

			(Unaudited)
Net cash provided by operating activities	$65.9	$118.5	$(87.8)	$—	$96.6
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(1.9)	(41.8)	(26.6)		(70.3)
Other, net	—	2.7	0.7	—	3.4

Net cash used in investing activities	(1.9)	(39.1)	(25.9)	—	(66.9)

Cash Flows from Financing Activities:
Long-term repayments, net	(79.7)	0.3	(1.2)	—	(80.6)
Short-term borrowings, net	50.5	(0.2)	(2.8)	—	47.5
Proceeds from sale of common stock	1.5	—	—	—	1.5
Purchase of treasury stock	(1.1)	—	—	—	(1.1)
Increase (decrease) in drafts	16.7	4.9	(13.4)	—	8.2
Change in intercompany accounts	(51.8)	(88.3)	140.1	—	—

Net cash used in financing activities	(63.9)	(83.3)	122.7	—	(24.5)

Effect of foreign currency translation	—	4.0	(11.0)	—	(7.0)

Net Change in Cash and Cash Equivalents	0.1	0.1	(2.0)		(1.8)
Cash and Cash Equivalents as of Beginning of Period	0.5	3.0	88.2	—	91.7

Cash and Cash Equivalents as of End of Period	$0.6	$3.1	$86.2	$—	$89.9

	For the Three Months Ended March 30, 2002

			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated

			(Unaudited)
Net cash provided by operating activities	$82.8	$(79.1)	$165.2	$—	$168.9
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(2.3)	(23.8)	(20.1)	—	(46.2)
Other, net	0.2	2.5	0.2	—	2.9

Net cash used in investing activities	(2.1)	(21.3)	(19.9)	—	(43.3)

Cash Flows from Financing Activities:
Issuance of senior notes	250.3	—	—	—	250.3
Long-term repayments, net	(397.5)	1.1	5.7	—	(390.7)
Short-term repayments, net	(30.0)	0.4	(20.8)	—	(50.4)
Proceeds from sale of common stock	25.7	—	—	—	25.7
Increase (decrease) in drafts	34.3	(0.3)	(6.5)	—	27.5
Change in intercompany accounts	36.7	96.8	(133.5)	—	—

Net cash used in financing activities	(80.5)	98.0	(155.1)	—	(137.6)

Effect of foreign currency translation	—	0.7	7.5	—	8.2

Net Change in Cash and Cash Equivalents	0.2	(1.7)	(2.3)	—	(3.8)
Cash and Cash Equivalents as of Beginning of Period	(2.1)	6.8	82.9	—	87.6

Cash and Cash Equivalents as of End of Period	$(1.9)	$5.1	$80.6	$—	$83.8

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(15) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

     Basis of Presentation — Certain of the Company’s wholly-owned subsidiaries (the “Guarantors”) have unconditionally fully guaranteed, on a joint and several basis, the punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all of the Company’s obligations under the primary credit facilities and the indentures governing the Company’s senior notes, including the Company’s obligations to pay principal, premium, if any, and interest with respect to the senior notes. The senior notes consist of $600 million aggregate principal amount of 7.96% senior notes due May 15, 2005, $800 million aggregate principal amount of 8.11% senior notes due May 15, 2009, 250 million EUR aggregate principal amount of 8.125% senior notes due 2008 and $640 million aggregate principal amount at maturity of zero-coupon convertible senior notes due 2022. The Guarantors under the indentures are Lear Operations Corporation, Lear Corporation Automotive Holdings (formerly, UT Automotive), Lear Seating Holdings Corp. #50, Lear Corporation EEDS and Interiors, Lear Corporation Automotive Systems, Lear Technologies, L.L.C., Lear Midwest Automotive, Ltd. Partnership, Lear Automotive (EEDS) Spain S.L. and Lear Corporation Mexico, S.A. de C.V. In lieu of providing separate unaudited financial statements for the Guarantors, the Company has included the unaudited condensed consolidating financial statements above. All supplemental guarantor condensed consolidating financial statements reflect Lear Operations Corporation, Lear Corporation Automotive Holdings, Lear Seating Holdings Corp. #50, Lear Corporation EEDS and Interiors, Lear Corporation Automotive Systems, Lear Technologies, L.L.C., Lear Midwest Automotive, Ltd. Partnership, Lear Automotive (EEDS) Spain S.L. and Lear Corporation Mexico, S.A. de C.V. as Guarantors for all periods presented. Management does not believe that separate financial statements of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented.

     Distributions — There are no significant restrictions on the ability of the Guarantors to make distributions to the Company.

     Selling and Administrative Expenses — During the three months ended March 29, 2003 and March 30, 2002, the Parent allocated $32.3 million and $21.9 million, respectively, of corporate selling and administrative expenses to its operating subsidiaries. The allocations were based on various factors, which estimate usage of particular corporate functions, and in certain instances, other relevant factors, such as the revenues or the number of employees of the Company’s subsidiaries.

     Long-term debt of the Parent and the Guarantors — A summary of long-term debt of the Parent and the Guarantors on a combined basis is shown below (in millions):

	March 29,	December 31,
	2003	2002

Senior notes	$1,930.1	$1,923.0
Credit facilities	54.0	132.8
Other long-term debt	56.2	57.0

	2,040.3	2,112.8
Less — current portion	(0.3)	(0.4)

	$2,040.0	$2,112.4

     The obligations of foreign subsidiary borrowers under the primary credit facilities are guaranteed by the Parent.

     For a more detailed description of the above indebtedness, see Note 7, “Long-Term Debt.”

LEAR CORPORATION

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are the world’s largest automotive interior systems supplier based on net sales. Our net sales have grown rapidly from $7.3 billion for the year ended December 31, 1997 to $14.4 billion for the year ended December 31, 2002. The major sources of this growth have been new program awards and the implementation of a strategic acquisition plan to capitalize on supplier consolidation and globalization trends in the automotive industry. Our acquisitions have accounted for approximately two-thirds of our net sales growth over the past five years. Our customers are the major automotive manufacturers, including General Motors, Ford, DaimlerChrysler, BMW, Fiat, Volkswagen, PSA, Renault/Nissan, Toyota and Subaru.

     Our operations are directly related to automotive vehicle production. Automotive sales and production are cyclical and can be affected by numerous factors, including general economic conditions, labor relations issues and regulatory factors. In the first quarter of 2003, automotive production increased 3% in North America and decreased 2% in Western Europe as compared to the first quarter of 2002.

     In addition to overall automotive vehicle production, our operating results are significantly impacted by the commercial success of the vehicle platforms for which we supply products and the market share of our customers. General Motors and Ford and their respective affiliates accounted for approximately 60% of our net sales in 2002. A loss of significant business from General Motors or Ford, or a decrease in business with respect to a significant automobile model, could materially and negatively affect our operating results. In addition, production levels at Fiat, which accounted for approximately 4% of our net sales in 2002, declined approximately 20% in the first three months of 2003 as compared to the first three months of 2002. The decline in production levels at Fiat adversely affects our operating results.

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

     For a more detailed description of other factors that have had, or may in the future have, a significant impact on our business, results of operations or financial condition, please refer to “ — Forward-Looking Statements” and Item 7, “ — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” in our Annual Report on Form 10-K for our year ended December 31, 2002.

RESULTS OF OPERATIONS

Three Months Ended March 29, 2003 vs. Three Months Ended March 30, 2002

     Net sales were $3.9 billion in the first quarter of 2003 as compared to $3.5 billion in the first quarter of 2002, an increase of $364 million or 10%. New business net of selling price reductions, positive foreign exchange rate fluctuations and production volumes and mix on existing programs in North America increased net sales by $240 million, $216 million and $6 million, respectively, and were partially offset by production volumes and mix in Western Europe, which negatively impacted net sales by $101 million.

     Gross profit and gross margin were $309 million and 7.9% in the quarter ended March 29, 2003 as compared to $273 million and 7.7% in the quarter ended March 30, 2002. The positive impact of new business, foreign exchange rate fluctuations and our restructuring actions and other efficiencies, which contributed $11 million, $5 million and $20 million, respectively, to the increase in gross profit, was partially offset by the negative impact of Western European production volumes and mix, which reduced gross profit by $15 million. Gross profit also benefited from improved plant performance.

     Selling, general and administrative expenses, including research and development, were $147 million in the three months ended March 29, 2003 as compared to $132 million in the three months ended March 30, 2002. As a percentage of net sales, selling, general and administrative expenses were 3.8% and 3.7% in the first quarters of 2003 and 2002, respectively. Increased marketing efforts related to Asian automotive manufacturers and foreign exchange rate fluctuations contributed $4 million and $10 million, respectively, to the increase in selling, general and administrative expenses.

     Interest expense was $52 million in the first quarter of 2003 as compared to $56 million in the first quarter of 2002. Our reduced debt balance favorably impacted interest expense by $3 million.

     Other expense, which includes state and local taxes, foreign currency exchange, minority interest in consolidated subsidiaries, equity in net income of affiliates and other expenses, was $13 million in the first three months of 2003 as compared to $16 million in the first three months of 2002. Foreign currency exchange favorably impacted other expense by $7 million. This was partially offset by the performance of our joint ventures, which negatively impacted other expense by $5 million.

     The provision for income taxes was $29 million, representing an effective tax rate of 30%, in the current quarter as compared to $23 million, representing an effective tax rate of 33.5%, in the same quarter a year ago. The effective rates for the first quarters of 2003 and 2002 approximated the United States Federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, valuation adjustments, research and development credits and other items.

     Net income (loss) in the first quarter of 2003 was $68 million, or $1.01 per diluted share, as compared to $(252) million, or $(3.80) per diluted share in the first quarter of 2002. On January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, under which goodwill is no longer amortized but is subject to annual impairment analysis. As a result of our initial impairment analysis, we recorded impairment charges of $311 million ($299 million after tax) as of January 1, 2002. Excluding these charges, net income was $46 million, or $0.70 per diluted share in the first quarter of 2002.

Reportable Operating Segments

     Certain of the financial information presented below is for our three reportable operating segments for the periods presented. These segments are: seating, which includes seat systems and the components thereof; interior, which includes flooring and acoustic systems, door panels, instrument panels and cockpit systems, overhead systems and other interior products; and electronic and electrical, which includes electronic and electrical distribution systems, primarily wire harnesses, wireless systems and interior control systems. Financial measures regarding each segment’s earnings before interest, other expense and tax (“EBIT”) and EBIT divided by net sales (“EBIT margin”) are not measures of performance under accounting principles generally accepted in the United States (“GAAP”). Such measures are presented because we evaluate the performance of our reportable operating segments, in part, based on EBIT. EBIT and EBIT margin should not be considered in isolation or as a substitute for net income, net cash provided by operating activities or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. In addition, EBIT and EBIT margin measures as we determine them may not be comparable to related or similar measures as reported by other companies. For a reconciliation of consolidated EBIT to income before provision for income taxes and cumulative effect of a change in accounting principle, refer to Note 12, “Segment Reporting.”

Seating

     Seating net sales were $2.7 billion in the first quarter of 2003 as compared to $2.4 billion in the first quarter of 2002, an increase of $287 million or 11.9%. New business net of selling price reductions and foreign exchange rate fluctuations favorably impacted net sales by $146 million and $166 million, respectively, while production volumes and mix on existing programs negatively impacted net sales by an aggregate of $25 million. EBIT and EBIT margin were $147 million or 5.4% in the first three months of 2003 as compared to $108 million or 4.5% in the first three months of 2002. New business, foreign exchange rate fluctuations and production volumes and mix contributed $6 million, $7 million and $4 million, respectively, to the increase in EBIT. EBIT also benefited from our restructuring actions and by improved plant performance, which contributed $5 million and $18 million, respectively, to the increase.

Interior

     Interior net sales were $0.7 billion in the first quarter of 2003 as compared to $0.6 billion in the first quarter of 2002, an increase of $59 million or 9.6%. New business net of selling price reductions and foreign exchange rate fluctuations favorably impacted net sales by $55 million and $20 million, respectively. These increases were partially offset by production volumes and mix on existing programs, which negatively impacted net sales by an aggregate of $16 million. EBIT and EBIT margin were $28 million and 4.1% in the first three months of 2003 as compared to $29 million and 4.6% in the first three months of 2002. New business and our restructuring actions each favorably impacted EBIT by $4 million. These increases were offset by production volumes and mix and by foreign exchange rate fluctuations, which each negatively impacted EBIT by $4 million.

Electronic and Electrical

Electronic and electrical net sales were unchanged at $0.5 billion in the first quarters of 2003 and 2002. New business net of selling price reductions and foreign exchange rate fluctuations favorably impact net sales by $39 million and $30 million, respectively. These increases were largely offset by production volumes and mix on existing programs, which negatively impacted net sales by an aggregate of $51 million. EBIT and EBIT margins were $52 million and 9.9% in the quarter ended March 29, 2003 as compared to $55 million and 10.9% in the quarter ended March 30, 2002. The positive impact of new business, our restructuring actions and foreign exchange rate fluctuations, which increased EBIT by $1 million, $5 million and $2 million, respectively, were more than offset by the negative impact of production volumes and mix, which decreased EBIT by an aggregate of $13 million.

Restructuring

     In order to better align our operations and capacity in response to reductions in global automotive production volumes, in the fourth quarter of 2001, we began to implement a restructuring plan. This restructuring plan was designed to consolidate certain of our operations and to improve overall efficiencies and our long-term competitive position. As of March 29, 2003, the restructuring plan was substantially complete with three facilities remaining to be closed and approximately 400 employees yet to be terminated. These remaining actions are expected to be completed in 2003. There have been no significant changes to the original restructuring plan as disclosed in our Form 10-K for the year ended December 31, 2002.

     We expect to realize between $55 and $60 million in savings during 2003 as a result of the restructuring plan.

     For more information relating to the restructuring charges described above, see Note 2, “Restructuring,” to the consolidated financial statements included in this Report.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary liquidity needs are to fund capital expenditures, service indebtedness and support working capital requirements. Our principal sources of liquidity are cash flows from operating activities and borrowing availability under our primary credit facilities. A substantial portion of our operating income is generated by our subsidiaries. As a result, we are dependent on the earnings and cash flows of and dividends, distributions or advances from our subsidiaries to provide the funds necessary to meet our obligations. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear.

Cash Flow

     Operating activities generated $97 million of cash during the first three months of 2003 as compared to $169 million of cash during the first three months of 2002. Excluding the net change in sold accounts receivable, operating activities were a source of $150 million of cash in the first quarter of 2003 as compared to a source of $140 million of cash in the first quarter of 2002. This increase is primarily the result of income before cumulative effect of a change in accounting principle, which improved to $68 million in the first quarter of 2003 from $46 million in the first quarter of 2002, offset by the net change in recoverable customer engineering and tooling which was a use of $32 million of cash in the current quarter as compared to a source of $1 million of cash in the prior year’s quarter. In addition, increases in accounts receivable and accounts payable were a use of $462 million and a source of $292 million of cash, respectively, in the first three months of 2003, both reflecting increased production levels in the current period. Other current assets and accrued liabilities were a source of $182 million of cash in the first three months of 2003, primarily as a result of the timing of commercial settlements, interest payments and payroll related payments, offset by the timing of domestic and foreign tax payments.

     Investing activities resulted in cash usage of $67 million in the three months ended March 29, 2003 as compared to $43 million in the three months ended March 30, 2002. This increase is primarily the result of capital expenditures related to product launches, which were $70 million in the current period as compared to $46 million in the same period a year ago. We currently anticipate capital expenditures of approximately $300 million for 2003.

     Cash flows used in financing activities decreased to $25 million in the first three months of 2003 as compared to $138 million in the first three months of 2002. This decrease is primarily the result of lower utilization of the asset-backed securitization facility (the “ABS facility”) and additional short-term borrowings.

Capitalization

     We utilize uncommitted lines of credit to satisfy a portion of our short-term working capital requirements. For the three months ended March 29, 2003 and March 30, 2002, our average outstanding unsecured short-term debt balances were $61 million and $39 million, respectively. Weighted average interest rates on the outstanding borrowings were 3.2% and 2.9% for the respective periods.

     We utilize a combination of committed credit facilities and longer term notes to fund our capital expenditures and base working capital requirements. As of March 29, 2003 and March 30, 2002, our outstanding long-term debt balance was $2.1 billion and $2.2 billion, respectively. Weighted average long-term interest rates, including rates under our committed credit facilities and the effect of hedging activities, were 7.0% and 6.8% for the respective periods.

     In February 2002, we issued $640 million aggregate principal amount at maturity of zero-coupon convertible senior notes due 2022, yielding gross proceeds of $250 million. Under generally accepted accounting principles, the shares into which the notes are convertible will not be included in our calculation of diluted net income per share unless one of the contingent conversion triggering events, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2002, occurs, or it is expected that we will satisfy our obligation to repurchase the notes, under certain circumstances, with shares of common stock. If we are required to repurchase the notes, we currently expect to purchase the notes for cash. Accordingly, the notes are not included in our calculation of diluted net income per share.

     Scheduled cash interest payments on our outstanding senior notes are $135 million in the last nine months of 2003, $135 million in 2004 and $111 million in 2005. Accretion of interest on our zero-coupon convertible senior notes is reflected as an increase in the accreted value of the notes.

     As of March 29, 2003, we had $54 million outstanding under our primary credit facilities and $34 million committed under outstanding letters of credit, resulting in more than $2.1 billion of unused availability under our primary credit facilities. In addition to debt outstanding under our primary credit facilities, we had $2.1 billion of debt, including short-term borrowings, outstanding as of March 29, 2003, consisting primarily of $600 million of senior notes due 2005, $800 million of senior notes due 2009, $264 million of zero-coupon senior notes due 2022 and 250 million EUR (approximately $266 million based on the exchange rate in effect as of March 29, 2003) of senior notes due 2008.

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

     We have in place an ABS facility, which provides for maximum purchases of adjusted accounts receivable of $260 million, of which $159 million was sold as of March 29, 2003. The level of funding under this facility is based on the credit ratings of our major customers as well as the level of aggregate accounts receivable in a specific month.

     In addition, several of our European subsidiaries factor their accounts receivable with financial institutions. Such receivables are factored without recourse to us and are excluded from accounts receivable in our consolidated balance sheets as of March 29, 2003 and December 31, 2002. The amounts of factored receivables were $140 million and $160 million as of March 29, 2003 and December 31, 2002, respectively. We cannot provide any assurances that these factoring facilities will be available or utilized in the future.

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

     Our most significant foreign currency transactional exposures relate to Canada, the European Monetary Union and Mexico. We have performed a quantitative analysis of our overall currency rate exposure as of March 29, 2003. The potential earnings impact from a hypothetical 10% strengthening of the U.S. dollar relative to all other currencies for a twelve-month period is approximately $(8) million. The potential earnings impact from a similar strengthening of the Euro relative to all other currencies for a twelve-month period is approximately $(7) million.

     As of March 29, 2003, foreign exchange contracts representing $1.4 billion of notional amount were outstanding with maturities of less than two years. The fair value of these foreign exchange contracts as of March 29, 2003 was approximately $(17) million. A 10% change in the value of the U.S. dollar relative to all other currencies would result in a $14 million change to market value. A 10% change in the value of the Euro would result in a $2 million change in market value.

     There are certain shortcomings inherent to the sensitivity analysis presented. The analysis assumes that all currencies would uniformly strengthen or weaken relative to the U.S. dollar or Euro. In reality, some currencies may weaken while others may strengthen causing the earnings impact to increase or decrease depending on the currency and the direction of the rate movement.

     In addition to the above transactional exposure, our operating results are impacted by the translation of our foreign operating income into U.S. dollars. We do not enter into foreign currency contracts to mitigate this exposure.

Interest Rates

     We use a combination of fixed and variable rate debt and interest rate swap contracts to manage our exposure to interest rate movements. Our exposure to variable interest rates on outstanding floating rate debt instruments indexed to U.S. or European Monetary Union short-term money market rates is partially managed by the use of interest rate swap agreements to convert variable rate debt to fixed rate debt, matching effective and maturity dates to specific debt instruments. These interest rate derivative contracts are executed with banks that we believe are creditworthy and are denominated in currencies that match the underlying debt instrument. Net interest payments or receipts from interest rate swaps are recorded as adjustments to interest expense in our consolidated statements of operations on an accrual basis.

     We have performed a quantitative analysis of our overall interest rate exposure as of March 29, 2003. This analysis assumes an instantaneous 100 basis point parallel shift in interest rates at all points of the yield curve. The potential adverse earnings impact from this hypothetical increase for a twelve-month period is approximately $4 million.

     As of March 29, 2003, interest rate swap contracts representing $1.0 billion of notional amount were outstanding with maturity dates of June 2003 through May 2005. Of these contracts, $0.7 billion swap variable rate debt for fixed rate debt and $0.3 billion swap fixed rate debt for variable rate debt. The fair value of these interest rate swap contracts is subject to changes in value due to changes in interest rates. The fair value of these contracts as of March 29, 2003 was approximately $(10) million. A 100 basis point parallel increase or decrease in interest rates would result in a $5 million change in the aggregated market value of these instruments.

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

Accounting Policies

     Preparation of our financial statements requires us to make estimates and assumptions that affect the amounts and disclosures reported in our consolidated financial statements. Our estimates are based on historical experience and currently available information. Actual results in these areas could differ from our estimates. For a discussion of our significant accounting estimates and policies, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in our Annual Report filed on Form 10-K for the year ended December 31, 2002. There have been no significant changes in our critical accounting policies or estimates during the first quarter of 2003.

Recently Issued Accounting Pronouncements

Derivative Instruments and Hedging Activities

     The Financial Accounting Standards Board has issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 amends and clarifies the accounting for derivative instruments and hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138. We are currently evaluating the effects of adoption.

Agreements with Customers

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

     In previous years, we recorded loss contract accruals in purchase accounting in conjunction with the Lear-Donnelly acquisition, the UT Automotive acquisition, the Peregrine acquisition and the Delphi acquisition. These loss contract accruals were not recorded in the historical operating results of Lear-Donnelly, UT Automotive, Peregrine or Delphi. The losses included in the accrual have not been, and will not be, included in our operating results since the respective acquisition dates. Further, our future operating results will benefit from accruing these contract losses in the related purchase price allocations. In 2002, the loss contract accruals related to the Lear-Donnelly and Peregrine acquisitions were fully utilized. A summary of the remaining loss contract accrual activity related to the UT Automotive and Delphi acquisitions is shown below (in millions):

	Accrual at		Accrual at
	December 31,		March 29,
	2002	Utilized	2003

UT Automotive	$4.7	$(0.6)	$4.1
Delphi	16.2	(4.5)	11.7

     During the first three months of 2002, we utilized $0.5 million, $1.1 million, $0.8 million and $4.0 million of the loss contract accruals related to the Lear-Donnelly, UT Automotive, Peregrine and Delphi acquisitions, respectively.

     Amounts billed to customers related to shipping and handling are included in net sales in our consolidated statements of operations. Shipping and handling costs are included in cost of sales in our consolidated statements of operations.

Outlook

     For the second quarter of 2003, we expect net sales to be flat to up slightly from a year ago. This reflects the addition of new business globally and a stronger Euro (up 15% to 20%), offset by lower vehicle production in North America and Western Europe. We currently expect vehicle production in the second quarter of 2003 to decline in North America and Western Europe by 10% and 5%, respectively, compared to the second quarter of 2002. Based primarily on the foregoing, we expect net income per share in the range of $1.20 to $1.30. Capital spending is projected to be approximately $100 million.

     For the full year, we currently expect net sales to be approximately $15.0 billion, compared with $14.4 billion in 2002. This increase reflects the expected addition of $900 million in new business globally and a stronger Euro (up 12% to 15%), offset in part by lower vehicle production in North America (down from 16.4 million units to a range of 15.7 to 15.9 million units) and lower vehicle production in Western Europe (down from 16.2 million units to a range of 15.7 to 15.9 million units). Based primarily on the foregoing, we expect net income per share in the range of $4.85 to $5.25. Full-year capital spending is projected to be approximately $300 million.

     The foregoing constitute forward-looking statements that are subject to risks and uncertainties. Please refer to our Annual Report on Form 10-K, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” and “— Forward-Looking Statements” below for a description of certain factors that may cause our actual results to differ from those expressed in our forward-looking statements.

FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. The words “will,” “may,” “designed to,” “outlook,” “believes,” “should,” “anticipates,” “plans,” “expects,” “intends,” and “estimates,” and similar expressions identify these forward-looking statements. All statements contained or incorporated in this Report which address operating performance, events or developments that we expect or anticipate may occur in the future, including statements related to volume growth, awarded sales contracts and earning per share growth or statements expressing views about future operating results, are forward-looking statements. Important factors, risks and uncertainties that may cause actual results to differ from those expressed in our forward-looking statements include, but are not limited to:

•	general economic conditions in the market in which we operate;

•	fluctuation in worldwide or regional automotive and light truck production;

•	financial or market declines of our customers;

•	labor disputes involving us or one or more of our significant customers or that could otherwise affect our operations;

•	changes in practices and/or policies of our significant customers toward outsourcing automotive systems and components;

•	our success in achieving cost reductions that offset or exceed customer-mandated selling price reductions;

•	liabilities arising from legal proceedings to which we are or may become a party or claims against us or our products;

•	increases in our warranty costs;

•	fluctuations in currency exchange rates;

•	increases in interest rates;

•	changes in technology and technological risks;

•	adverse changes in economic conditions or political instability in the jurisdictions in which we operate;

•	competitive conditions impacting our key customers;

•	increases in energy or raw material costs;

•	raw materials shortages;

•	the occurrence of war, terrorist attacks or other geopolitical events; and

•	other risks, described from time to time in our other Securities and Exchange Commission filings.

          We do not assume any obligation to update any of these forward-looking statements.

ITEM 4 — CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

     Within the 90 days prior to the date of this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer along with the Company’s Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. However, based upon the evaluation, the Company’s Chairman and Chief Executive Officer along with the Company’s Senior Vice President and Chief Financial Officer concluded that, subject to the limitations described above, the Company’s disclosure controls and procedures are effective. In addition, they concluded that there were no significant deficiencies in the design or operation of internal controls which could significantly affect our ability to record, process, summarize and report financial data.

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

(b) The following reports on Form 8-K were filed during the quarter ended March 29, 2003.

On January 9, 2003, the Company filed a Current Report on Form 8-K dated January 9, 2003, under Item 9, Regulation FD Disclosure, reporting an increase in its five-year sales backlog of new incremental business and filing the visual slides from the presentation made by certain officers of Lear Corporation to the New York Society of Automotive Analysts on January 9, 2003. *

On January 27, 2003, the Company filed a Current Report on Form 8-K dated January 27, 2003, under Item 5, Other Events and Regulation FD Disclosure, reporting its financial results for the fourth quarter and full year of 2002, updating its earnings guidance for 2003 and filing the slides from the webcast of its fourth quarter and full year of 2002 earnings call made on January 27, 2003.

* Pursuant to General Instruction B of Form 8-K, the report submitted to the Securities and Exchange Commission under Item 9, Regulation FD Disclosure, is not deemed to be “filed” for purpose of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), and we are not subject to the liabilities of that section. We are not incorporating, and will not incorporate by reference, such report into filings under the Securities Act of 1933 or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION

Dated: May 12, 2003

By:	/s/ Robert E. Rossiter Robert E. Rossiter President and Chief Executive Officer

By:	/s/ David C. Wajsgras David C. Wajsgras Senior Vice President and Chief Financial Officer

By:	/s/ William C. Dircks William C. Dircks Vice President and Corporate Controller

I, Robert E. Rossiter, certify that:

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 12, 2003	By:	/s/ Robert E. Rossiter

Robert E. Rossiter
Chairman and Chief Executive Officer

I, David C. Wajsgras, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Lear Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 12, 2003	By:	/s/ David C. Wajsgras

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