Form 10-Q
period 2003-06-28
LEAR CORP /DE/
filed 2003-08-12
CIK 842162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2003

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

Number of shares of Common Stock, $0.01 par value per share, outstanding as of July 31, 2003: 67,172,773

LEAR CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 28, 2003

LEAR CORPORATION

PART I -FINANCIAL INFORMATION

ITEM 1 -CONSOLIDATED FINANCIAL STATEMENTS

INTRODUCTION TO THE CONSOLIDATED FINANCIAL STATEMENTS

     We have prepared the condensed consolidated financial statements of Lear Corporation and subsidiaries, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the period ended December 31, 2002.

     The financial information presented reflects all adjustments (consisting of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of operations and cash flows and statements of financial position for the interim periods presented. These results are not necessarily indicative of a full year’s results of operations.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 28,	December 31,
	2003	2002

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$103.1	$91.7
Accounts receivable	2,306.3	1,508.0
Inventories	484.8	489.7
Recoverable customer engineering and tooling	174.9	153.2
Other	230.6	265.1

Total current assets	3,299.7	2,507.7

LONG-TERM ASSETS:
Property, plant and equipment, net	1,735.1	1,710.6
Goodwill, net	2,899.2	2,860.4
Other	431.0	404.3

Total long-term assets	5,065.3	4,975.3

	$8,365.0	$7,483.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$35.1	$37.3
Accounts payable and drafts	2,466.2	1,966.4
Accrued liabilities	1,218.7	1,037.6
Current portion of long-term debt	3.9	3.9

Total current liabilities	3,723.9	3,045.2

LONG-TERM LIABILITIES:
Long-term debt	2,054.4	2,132.8
Other	675.0	642.7

Total long-term liabilities	2,729.4	2,775.5

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, 150,000,000 shares authorized; 70,568,590 shares issued as of June 28, 2003 and 70,099,988 shares issued as of December 31, 2002	0.7	0.7
Additional paid-in capital	956.8	943.6
Common stock held in treasury, 4,306,785 shares as of June 28, 2003 and 4,362,330 shares as of December 31, 2002, at cost	(110.9)	(111.4)
Retained earnings	1,247.8	1,075.8
Accumulated other comprehensive loss	(182.7)	(246.4)

Total stockholders’ equity	1,911.7	1,662.3

	$8,365.0	$7,483.0

The accompanying notes are an integral part of these consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions; except per share data)

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Net sales	$4,101.2	$3,792.2	$7,999.9	$7,326.8
Cost of sales	3,748.0	3,462.9	7,338.1	6,724.9
Selling, general and administrative expenses	141.5	132.9	288.2	264.5
Interest expense	48.3	51.9	100.7	107.6
Other expense, net	14.7	16.0	27.2	31.5

Income before provision for income taxes and cumulative effect of a change in accounting principle	148.7	128.5	245.7	198.3
Provision for income taxes	44.6	43.0	73.7	66.4

Income before cumulative effect of a change in accounting principle	104.1	85.5	172.0	131.9
Cumulative effect of a change in accounting principle, net of tax	—	—	—	298.5

Net income (loss)	$104.1	$85.5	$172.0	$(166.6)

Basic net income (loss) per share:
Income before cumulative effect of a change in accounting principle	$1.58	$1.31	$2.61	$2.03
Cumulative effect of a change in accounting principle	—	—	—	4.59

Basic net income (loss) per share	$1.58	$1.31	$2.61	$(2.56)

Diluted net income (loss) per share:
Income before cumulative effect of a change in accounting principle	$1.54	$1.27	$2.55	$1.97
Cumulative effect of a change in accounting principle	—	—	—	4.46

Diluted net income (loss) per share	$1.54	$1.27	$2.55	$(2.49)

The accompanying notes are an integral part of these consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six Months Ended

	June 28,	June 29,
	2003	2002

Cash Flows from Operating Activities:
Net income (loss)	$172.0	$(166.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of a change in accounting principle, net of tax	—	298.5
Depreciation	152.1	147.7
Net change in recoverable customer engineering and tooling	(28.6)	16.1
Net change in working capital items	57.3	(13.5)
Other, net	44.1	23.9

Net cash provided by operating activities before net change in sold accounts receivable	396.9	306.1
Net change in sold accounts receivable	(139.6)	(5.8)

Net cash provided by operating activities	257.3	300.3

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(137.3)	(102.5)
Other, net	10.5	(1.3)

Net cash used in investing activities	(126.8)	(103.8)

Cash Flows from Financing Activities:
Issuance of senior notes	—	250.3
Long-term debt repayments, net	(113.0)	(456.1)
Short-term debt repayments, net	(5.2)	(45.2)
Proceeds from sale of common stock	11.1	45.8
Purchase of treasury stock	(1.1)	—
Increase (decrease) in drafts	(13.1)	31.6

Net cash used in financing activities	(121.3)	(173.6)

Effect of foreign currency translation	2.2	(10.8)

Net Change in Cash and Cash Equivalents	11.4	12.1
Cash and Cash Equivalents at Beginning of Period	91.7	87.6

Cash and Cash Equivalents at End of Period	$103.1	$99.7

Changes in Working Capital Items:
Accounts receivable	$(552.3)	$(330.7)
Inventories	23.7	5.4
Accounts payable	401.3	220.3
Accrued liabilities and other	184.6	91.5

	$57.3	$(13.5)

Supplementary Disclosure:
Cash paid for interest	$93.7	$102.9

Cash paid for income taxes	$84.9	$76.6

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

(2) Stock-Based Compensation

     The Company has adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” for the year ending December 31, 2003, under which compensation cost for grants of stock appreciation rights, restricted stock, restricted units, performance shares and performance units (collectively, “Incentive Units”) and stock options is determined on the basis of the fair value of the Incentive Units and options at the grant date. SFAS No. 123 will be applied prospectively to all employee awards granted after January 1, 2003, as permitted under the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” There were no employee awards granted in the first six months of 2003. The effect on net income (loss) and net income (loss) per share, as if the fair value based method had been applied to all outstanding and unvested awards in each period, is shown below (in millions, except per share data):

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Net income (loss), as reported	$104.1	$85.5	$172.0	$(166.6)
Add: Stock-based employee compensation expense included in reported net income (loss), net of tax	1.1	0.6	1.6	1.7
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(5.4)	(4.0)	(11.0)	(8.1)

Net income (loss), pro forma	$99.8	$82.1	$162.6	$(173.0)

Net income (loss) per share:
Basic — as reported	$1.58	$1.31	$2.61	$(2.56)
Basic — pro forma	$1.51	$1.25	$2.47	$(2.66)
Diluted — as reported	$1.54	$1.27	$2.55	$(2.49)
Diluted — pro forma	$1.48	$1.22	$2.41	$(2.59)

(3) Restructuring

     In order to better align the Company’s operations and capacity in response to reductions in global automotive production volumes, the Company began to implement a restructuring plan in the fourth quarter of 2001. This restructuring plan was designed to consolidate certain operations and to improve overall efficiencies and the Company’s long-term competitive position.

     As of June 28, 2003, the restructuring plan was substantially complete. There are two facilities which remain to be closed and approximately 340 employees yet to be terminated. These remaining actions are expected to be completed in 2003.

     There have been no significant changes to the original restructuring plan as disclosed in the Company’s Form 10-K for the year ended December 31, 2002. A summary of the activity in the restructuring accrual is shown below (in millions):

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Accrual as of	Utilized	Accrual as of
	December 31,		June 28,
	2002	Cash	2003

Severance	$15.3	$(4.7)	$10.6
Lease cancellation costs	4.4	(0.7)	3.7
Other closure costs	5.7	(0.4)	5.3

Total	$25.4	$(5.8)	$19.6

(4) Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. A summary of inventories is shown below (in millions):

	June 28,	December 31,
	2003	2002

Raw materials	$353.8	$343.4
Work-in-process	35.7	31.7
Finished goods	95.3	114.6

Inventories	$484.8	$489.7

(5) Property, Plant and Equipment

     Property, plant and equipment is stated at cost. Depreciable property is depreciated over the estimated useful lives of the assets, principally using the straight-line method. A summary of property, plant and equipment is shown below (in millions):

	June 28,	December 31,
	2003	2002

Land	$104.1	$100.2
Buildings and improvements	653.5	621.7
Machinery and equipment	2,360.1	2,193.0
Construction in progress	22.5	34.5

Total property, plant and equipment	3,140.2	2,949.4
Less — accumulated depreciation	(1,405.1)	(1,238.8)

Net property, plant and equipment	$1,735.1	$1,710.6

(6) Goodwill

     On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this statement, goodwill is no longer amortized but is subject to annual impairment analysis. The Company’s initial impairment analysis compared the fair values of each of its reporting units, based on discounted cash flow analyses, to the related net book values. As a result, the Company recorded impairment charges of $310.8 million ($298.5 million after tax) as of January 1, 2002. These charges are reflected as a cumulative effect of a change in accounting principle, net of tax in the consolidated statement of operations for the six months ended June 29, 2002.

     A summary of the changes in the carrying amount of goodwill, by reportable operating segment, for the six months ended June 28, 2003 is shown below (in millions):

			Electronic and
	Seating	Interior	Electrical	Total

Balance as of December 31, 2002	$971.6	$1,023.2	$865.6	$2,860.4
Foreign currency translation and other	23.1	(0.1)	15.8	38.8

Balance as of June 28, 2003	$994.7	$1,023.1	$881.4	$2,899.2

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(7) Product Liabilities

     In the event that the Company’s products fail to perform as expected and such failure results in, or is alleged to result in, bodily injury and/or property damage or other losses, the Company may be subject to product liability lawsuits, warranty claims and product recalls. The Company can provide no assurances that it will not experience material claims in the future or that it will not incur significant costs to defend such claims. In addition, if any of the Company’s products are or are alleged to be defective, it may be required to participate in a recall or other corrective action involving such products.

     The Company records product warranty liabilities based on its individual customer agreements. Product warranty liabilities are recorded for known warranty issues when amounts related to such issues are probable and reasonably estimable. In addition, the Company records product warranty liabilities for amounts expected to be paid under warranty-sharing agreements with its customers.

     A summary of the changes in the product warranty liabilities for the six months ended June 28, 2003 is shown below (in millions):

Balance as of December 31, 2002	$36.9
Expense, net	6.2
Settlements	(0.7)
Foreign currency translation and other	1.1

Balance as of June 28, 2003	$43.5

(8) Long-Term Debt

     A summary of long-term debt and the related weighted average interest rates, including the effect of hedging activities described in Note 13, “Financial Instruments", is shown below (in millions):

	June 28, 2003		December 31, 2002

	Long-Term	Weighted Average	Long-Term	Weighted Average
	Debt	Interest Rate	Debt	Interest Rate

Credit facilities	$18.7	6.98%	$132.8	7.11%
Other	85.0	4.71%	80.9	4.84%

	103.7		213.7
Less — current portion	(3.9)		(3.9)

	99.8		209.8

Zero-coupon Convertible Senior Notes, due 2022	266.8	4.75%	260.7	4.75%
8.125% Senior Notes, due 2008	287.8	8.125%	262.3	8.125%
8.11% Senior Notes, due 2009	800.0	7.78%	800.0	8.11%
7.96% Senior Notes, due 2005	600.0	6.00%	600.0	6.16%

	1,954.6		1,923.0

Long-term debt	$2,054.4		$2,132.8

     In June 2003, the Company reduced availability under its $500 million revolving credit facility to $250 million. As of June 28, 2003, the Company’s primary credit facilities consisted of a $1.7 billion amended and restated credit facility, which matures on March 26, 2006, a $250 million revolving credit facility, which matures on May 4, 2004, and a $500 million term loan, of which no amount was outstanding as of June 28, 2003.

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

(9) Net Income (Loss) Per Share

     Basic net income (loss) per share is computed using the weighted average common shares outstanding during the period. Diluted net income (loss) per share is computed using the average share price during the period when calculating the dilutive effect of common stock equivalents. A summary of shares outstanding is shown below:

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Weighted average shares outstanding	66,039,149	65,502,333	65,912,058	64,995,266
Dilutive effect of common stock equivalents	1,621,109	1,888,569	1,617,188	1,855,204

Diluted shares outstanding	67,660,258	67,390,902	67,529,246	66,850,470

     Certain options were not included in the computation of diluted shares outstanding, as inclusion would have resulted in antidilution. A summary of these options and their exercise prices is shown below:

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Antidilutive options	2,367,450	611,250	2,387,450	611,250
Exercise price	$41.83 - $54.22	$54.22	$39.83 - $54.22	$54.22

(10) Comprehensive Income (Loss)

     Comprehensive income (loss) is defined as all changes in a Company’s net assets except changes resulting from transactions with stockholders. It differs from net income (loss) in that certain items currently recorded in equity would be included in comprehensive income (loss). A summary of comprehensive income (loss) is shown below (in millions):

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Net income (loss)	$104.1	$85.5	$172.0	$(166.6)
Other comprehensive income:
Derivative instruments and hedging activities	10.2	(36.2)	8.4	(20.0)
Foreign currency translation adjustment	58.3	57.6	55.3	30.1

Other comprehensive income	68.5	21.4	63.7	10.1

Comprehensive income (loss)	$172.6	$106.9	$235.7	$(156.5)

(11) Pre-Production Costs Related to Long-Term Supply Agreements

     The Company incurs pre-production engineering, research and development (“ER&D”) and tooling costs related to the products produced for its customers under long-term supply agreements. The Company expenses all pre-production ER&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, the Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which the customer has not provided a noncancelable right to use the tooling. During the first six months of 2003 and 2002, the Company capitalized $74.9 million and $62.1 million, respectively, of pre-production ER&D costs for which reimbursement is contractually guaranteed by the customer. In addition, during the first six months of 2003 and 2002, the Company capitalized $172.5 million and $171.2 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a noncancelable right to use. During the six months ended June 28, 2003 and June 29, 2002, the Company collected $197.0 million and $232.2 million, respectively, of cash related to pre-production ER&D and tooling costs previously capitalized.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     Gains and losses related to pre-production ER&D and tooling projects are reviewed on an aggregated program basis. Net gains on projects are deferred and amortized over the life of the long-term supply agreement. Net losses on projects are recognized as costs are incurred in accordance with Emerging Issues Task Force No. 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements.”

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

     The Company evaluates the performance of its operating segments based primarily on revenues from external customers, income before interest, other expense and income taxes and cash flow, being defined as income before interest, other expense and income taxes less capital expenditures plus depreciation. A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	Three Months Ended June 28, 2003

			Electronic and
	Seating	Interior	Electrical	Other	Consolidated

Revenues from external customers	$2,834.0	$705.2	$561.9	$0.1	$4,101.2
Income before interest, other expense and income taxes	189.2	25.3	50.8	(53.6)	211.7
Depreciation	33.4	26.5	17.3	0.5	77.7
Capital expenditures	20.0	23.9	18.6	4.5	67.0
Total assets	3,034.3	1,497.2	1,165.2	2,668.3	8,365.0

	Three Months Ended June 29, 2002

			Electronic and
	Seating	Interior	Electrical	Other	Consolidated

Revenues from external customers	$2,579.5	$678.7	$534.0	$—	$3,792.2
Income before interest, other expense and income taxes	138.2	45.7	58.8	(46.3)	196.4
Depreciation	32.6	24.3	16.6	0.1	73.6
Capital expenditures	17.7	16.8	20.6	1.2	56.3
Total assets	2,779.4	1,380.6	1,034.7	2,552.3	7,747.0

	Six Months Ended June 28, 2003

			Electronic and
	Seating	Interior	Electrical	Other	Consolidated

Revenues from external customers	$5,530.8	$1,383.0	$1,085.9	$0.2	$7,999.9
Income before interest, other expense and income taxes	336.2	53.4	102.7	(118.7)	373.6
Depreciation	64.6	52.4	34.0	1.1	152.1
Capital expenditures	33.9	53.6	44.1	5.7	137.3
Total assets	3,034.3	1,497.2	1,165.2	2,668.3	8,365.0

	Six Months Ended June 29, 2002

			Electronic and
	Seating	Interior	Electrical	Other	Consolidated

Revenues from external customers	$4,989.4	$1,297.3	$1,040.1	$—	$7,326.8
Income before interest, other expense and income taxes	246.3	74.5	113.9	(97.3)	337.4
Depreciation	65.4	48.6	32.9	0.8	147.7
Capital expenditures	32.4	33.3	34.9	1.9	102.5
Total assets	2,779.4	1,380.6	1,034.7	2,552.3	7,747.0

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     Income before interest, other expense and income taxes is not a measure of performance determined in accordance with generally accepted accounting principles in the United States and is not intended as a measure of profitability or liquidity. A reconciliation of consolidated income before interest, other expense and income taxes to income before provision for income taxes and cumulative effect of a change in accounting principle is shown below (in millions):

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Income before interest, other expense and income taxes	$211.7	$196.4	$373.6	$337.4
Interest expense	48.3	51.9	100.7	107.6
Other expense, net	14.7	16.0	27.2	31.5

Income before provision for income taxes and cumulative effect a change in accounting principle	$148.7	$128.5	$245.7	$198.3

(13) Financial Instruments

     Several of the Company’s European subsidiaries factor their accounts receivable with financial institutions. Such receivables are factored without recourse to the Company and are excluded from accounts receivable in the consolidated balance sheets as of June 28, 2003 and December 31, 2002. The amount of factored receivables was $150.5 million and $160.4 million as of June 28, 2003 and December 31, 2002, respectively.

Asset-backed Securitization Agreement

     Under an asset-backed securitization facility (the “ABS facility”), the Company and several of its U.S. subsidiaries sell certain accounts receivables to a wholly-owned, consolidated, bankruptcy-remote special purpose corporation (Lear ASC Corporation). In turn, Lear ASC Corporation transfers undivided interests in up to $200 million of the receivables to bank-sponsored commercial-paper conduits. In May 2003, the ABS facility was amended to reduce the maximum purchases of adjusted accounts receivable to $200 million from $260 million to reflect anticipated availability and usage. As of June 28, 2003, the amount transferred to the conduits was $73.6 million. This amount is excluded from accounts receivable in the accompanying consolidated balance sheet as of June 28, 2003. A discount on the sale of receivables of $0.8 million and $1.5 million was recognized in the three months ended June 28, 2003 and June 29, 2002, respectively, and $1.5 million and $2.8 million was recognized in the six months ended June 28, 2003 and June 29, 2002, respectively. This discount is reflected in other expense, net in the accompanying consolidated statements of operations.

     The Company retains a subordinated ownership interest in the pool of receivables sold to Lear ASC Corporation. As of June 28, 2003, $596.2 million had been transferred to Lear ASC Corporation, including $522.6 million of retained interests included in accounts receivable in the consolidated balance sheet as of June 28, 2003, which serve as credit enhancement for the facility. The Company continues to service the transferred receivables for an annual servicing fee. The conduit investors and Lear ASC Corporation have no recourse to the Company or its subsidiaries.

     Certain cash flows received from and paid to Lear ASC Corporation are shown below (in millions):

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Proceeds from (repayments of) securitizations	$(85.3)	$5.7	$(115.4)	$17.8
Collections reinvested in securitizations	1,213.4	1,208.3	2,380.8	2,244.1
Servicing fees received	1.4	1.5	2.7	2.8

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Derivative Instruments and Hedging Activities

     Forward foreign exchange, futures and option contracts — The Company uses forward foreign exchange, futures and option contracts to reduce the effect of fluctuations in foreign exchange rates on short-term, foreign currency denominated intercompany transactions and other known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Canadian Dollar, the European Euro and the Mexican Peso. Forward foreign exchange and futures contracts are accounted for as fair value hedges when the hedged item is a recognized asset or liability or an unrecognized firm commitment. As of June 28, 2003, contracts representing $854.0 million of notional amount were outstanding with maturities of less than five months. As of June 28, 2003, the fair value of these contracts was approximately $(10.4) million. Forward foreign exchange, futures and option contracts are accounted for as cash flow hedges when the hedged item is a forecasted transaction or the variability of cash flows to be paid or received relates to a recognized asset or liability. As of June 28, 2003, contracts representing $603.3 million of notional amount were outstanding with maturities of less than two years. As of June 28, 2003, the fair value of these contracts was approximately $(11.0) million.

     Interest rate swap contracts — The Company uses interest rate swap contracts to manage its exposure to fluctuations in interest rates. Interest rate swap contracts which fix the interest payments of certain variable rate debt instruments are accounted for as cash flow hedges. Interest rate swap contracts which hedge the change in fair market value of certain fixed rate debt instruments are accounted for as fair value hedges. As of June 28, 2003, contracts representing $0.8 billion of notional amount were outstanding with maturity dates of December 2003 through May 2009. Of these contracts, $0.4 billion swap variable rate debt for fixed rate debt and $0.4 billion swap fixed rate debt for variable rate debt. The fair value of these interest rate swap agreements is subject to changes in value due to changes in interest rates. The fair value of these interest rate swap agreements as of June 28, 2003 was approximately $(8.4) million.

     As of June 28, 2003 and December 31, 2002, net losses of approximately $18.1 million and $26.5 million, respectively, related to derivative instruments and hedging activities were recorded in accumulated other comprehensive loss. As of June 28, 2003, all cash flow hedges were scheduled to mature within two years, all fair value hedges of the Company’s fixed rate debt instruments were scheduled to mature within 71 months, and all fair value hedges of the Company’s foreign exchange exposure were scheduled to mature within five months. During the twelve month period ending June 26, 2004, the Company expects to reclassify into earnings net losses of approximately $19.9 million recorded in accumulated other comprehensive loss. Such losses will be reclassified at the time the underlying hedged transactions are realized. During the three and six month periods ended June 28, 2003 and June 29, 2002, amounts recognized in the consolidated statements of operations related to changes in the fair value of cash flow and fair value hedges excluded from the effectiveness assessments and the ineffective portion of changes in the fair value of cash flow and fair value hedges were not material.

     Non-U.S. dollar financing transactions — The Company has designated its Euro-denominated senior notes (Note 8) as a net investment hedge of long-term investments in its Euro-functional subsidiaries. As of June 28, 2003, the amount recorded in cumulative translation adjustment related to the effective portion of the net investment hedge of foreign operations was approximately $(64.0) million.

(14) Accounting Pronouncements

     Derivative Instruments and Hedging Activities — The Financial Accounting Standards Board (“FASB”) has issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 amends and clarifies the accounting for derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138. The Company does not expect the effects of adoption to be significant.

     Financial Instruments — The FASB has issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which is effective for financial instruments issued or modified after May 31, 2003 and is effective for all other instruments at the beginning of the first interim period beginning after June 15, 2003. This statement requires liability recognition and fair value measurement for certain financial instruments. The Company does not expect the effects of adoption to be significant.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(15) Supplemental Guarantor Condensed Consolidating Financial Statements

	June 28, 2003

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5.7	$3.3	$94.1	$—	$103.1
Accounts receivable	26.6	437.5	1,842.2	—	2,306.3
Inventories	10.9	156.6	317.3	—	484.8
Recoverable customer engineering and tooling	0.1	98.3	76.5	—	174.9
Other	154.1	33.3	43.2	—	230.6

Total current assets	197.4	729.0	2,373.3	—	3,299.7

LONG-TERM ASSETS:
Property, plant and equipment, net	97.9	765.1	872.1	—	1,735.1
Goodwill, net	100.2	1,906.9	892.1	—	2,899.2
Investment in subsidiaries	2,405.2	1,679.0	—	(4,084.2)	—
Other	107.0	70.3	253.7	—	431.0

Total long-term assets	2,710.3	4,421.3	2,017.9	(4,084.2)	5,065.3

	$2,907.7	$5,150.3	$4,391.2	$(4,084.2)	$8,365.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$—	$—	$35.1	$—	$35.1
Accounts payable and drafts	129.4	787.8	1,549.0	—	2,466.2
Accrued liabilities	160.1	515.5	543.1	—	1,218.7
Current portion of long-term debt	—	0.7	3.2	—	3.9

Total current liabilities	289.5	1,304.0	2,130.4	—	3,723.9

LONG-TERM LIABILITIES:
Long-term debt	2,020.3	13.2	20.9	—	2,054.4
Intercompany accounts, net	(1,533.5)	1,925.6	(392.1)	—	—
Other	219.7	213.9	241.4	—	675.0

Total long-term liabilities	706.5	2,152.7	(129.8)	—	2,729.4

STOCKHOLDERS’ EQUITY	1,911.7	1,693.6	2,390.6	(4,084.2)	1,911.7

	$2,907.7	$5,150.3	$4,391.2	$(4,084.2)	$8,365.0

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(15) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	December 31, 2002

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$0.5	$3.0	$88.2	$—	$91.7
Accounts receivable	26.2	335.7	1,146.1	—	1,508.0
Inventories	11.0	171.9	306.8	—	489.7
Recoverable customer engineering and tooling	(19.1)	77.7	94.6	—	153.2
Other	172.4	56.9	35.8	—	265.1

Total current assets	191.0	645.2	1,671.5	—	2,507.7

LONG-TERM ASSETS:
Property, plant and equipment, net	105.9	758.1	846.6	—	1,710.6
Goodwill, net	100.2	1,907.0	853.2	—	2,860.4
Investment in subsidiaries	2,351.2	1,046.6	—	(3,397.8)	—
Other	115.9	74.7	213.7	—	404.3

Total long-term assets	2,673.2	3,786.4	1,913.5	(3,397.8)	4,975.3

	$2,864.2	$4,431.6	$3,585.0	$(3,397.8)	$7,483.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$4.5	$0.3	$32.5	$—	$37.3
Accounts payable and drafts	160.2	654.2	1,152.0	—	1,966.4
Accrued liabilities	187.2	417.0	433.4	—	1,037.6
Current portion of long-term debt	0.1	0.3	3.5	—	3.9

Total current liabilities	352.0	1,071.8	1,621.4	—	3,045.2

LONG-TERM LIABILITIES:
Long-term debt	2,100.0	12.4	20.4	—	2,132.8
Intercompany accounts, net	(1,461.0)	1,882.6	(421.6)	—	—
Other	210.9	213.3	218.5	—	642.7

Total long-term liabilities	849.9	2,108.3	(182.7)	—	2,775.5

STOCKHOLDERS’ EQUITY	1,662.3	1,251.5	2,146.3	(3,397.8)	1,662.3

	$2,864.2	$4,431.6	$3,585.0	$(3,397.8)	$7,483.0

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(15) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	Three Months Ended June 28, 2003

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

	(Unaudited)
Net sales	$265.9	$2,017.6	$2,444.4	$(626.7)	$4,101.2
Cost of sales	261.9	1,806.5	2,306.3	(626.7)	3,748.0
Selling, general and administrative expenses	33.2	42.5	65.8	—	141.5
Interest expense	14.6	14.3	19.4	—	48.3
Intercompany (income) expense, net	(93.0)	92.9	0.1	—	—
Other (income) expense, net	(3.2)	4.3	13.6	—	14.7

Income before provision for income taxes and equity in net income of subsidiaries	52.4	57.1	39.2	—	148.7
Provision for income taxes	10.0	31.7	2.9	—	44.6
Equity in net income of subsidiaries	(61.7)	(17.0)	—	78.7	—

Net income	$104.1	$42.4	$36.3	$(78.7)	$104.1

	Three Months Ended June 29, 2002

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

	(Unaudited)
Net sales	$280.2	$2,027.4	$2,073.3	$(588.7)	$3,792.2
Cost of sales	278.5	1,834.8	1,938.3	(588.7)	3,462.9
Selling, general and administrative expenses	32.5	46.9	53.5	—	132.9
Interest expense	20.0	19.0	12.9	—	51.9
Intercompany (income) expense, net	(135.7)	115.4	20.3	—	—
Other (income) expense, net	7.9	10.0	(1.9)	—	16.0

Income before provision for income taxes and equity in net income of subsidiaries	77.0	1.3	50.2	—	128.5
Provision for income taxes	8.2	9.7	25.1	—	43.0
Equity in net income of subsidiaries	(16.7)	(13.2)	—	29.9	—

Net income	$85.5	$4.8	$25.1	$(29.9)	$85.5

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(15) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	Six Months Ended June 28, 2003

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

	(Unaudited)
Net sales	$538.9	$4,026.5	$4,671.2	$(1,236.7)	$7,999.9
Cost of sales	538.6	3,637.3	4,398.9	(1,236.7)	7,338.1
Selling, general and administrative expenses	66.5	90.7	131.0	—	288.2
Interest expense	37.9	30.4	32.4	—	100.7
Intercompany (income) expense, net	(193.4)	176.1	17.3	—	—
Other expense, net	2.8	19.5	4.9	—	27.2

Income before provision for income taxes and equity in net income of subsidiaries	86.5	72.5	86.7	—	245.7
Provision for income taxes	16.5	69.7	(12.5)	—	73.7
Equity in net income of subsidiaries	(102.0)	(35.2)	—	137.2	—

Net income	$172.0	$38.0	$99.2	$(137.2)	$172.0

	Six Months Ended June 29, 2002

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

	(Unaudited)
Net sales	$540.9	$3,915.8	$4,025.2	$(1,155.1)	$7,326.8
Cost of sales	546.6	3,547.0	3,786.4	(1,155.1)	6,724.9
Selling, general and administrative expenses	60.2	94.0	110.3	—	264.5
Interest expense	47.1	38.1	22.4	—	107.6
Intercompany (income) expense, net	(234.1)	198.4	35.7	—	—
Other expense, net	11.9	16.2	3.4	—	31.5

Income before provision for income taxes, equity in net (income) loss of subsidiaries and cumulative effect of a change in accounting principle	109.2	22.1	67.0	—	198.3
Provision for income taxes	7.8	20.9	37.7	—	66.4
Equity in net (income) loss of subsidiaries	268.0	(26.0)	—	(242.0)	—

Income (loss) before cumulative effect of a change in accounting principle	(166.6)	27.2	29.3	242.0	131.9
Cumulative effect of a change in accounting principle, net of tax	—	181.2	117.3	—	298.5

Net loss	$(166.6)	$(154.0)	$(88.0)	$242.0	$(166.6)

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(15) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	Six Months Ended June 28, 2003

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

	(Unaudited)
Net cash provided by operating activities	$83.9	$216.3	$(42.9)	$—	$257.3

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(6.8)	(72.3)	(58.2)	—	(137.3)
Other, net	—	8.2	2.3	—	10.5

Net cash used in investing activities	(6.8)	(64.1)	(55.9)	—	(126.8)

Cash Flows from Financing Activities:
Long-term debt repayments, net	(111.4)	2.4	(4.0)	—	(113.0)
Short-term debt repayments, net	(4.5)	(0.3)	(0.4)	—	(5.2)
Proceeds from sale of common stock	11.1	—	—	—	11.1
Purchase of treasury stock	(1.1)	—	—	—	(1.1)
Decrease in drafts	(13.9)	15.1	(14.3)	—	(13.1)
Change in intercompany accounts	47.9	(139.4)	91.5	—	—

Net cash used in financing activities	(71.9)	(122.2)	72.8	—	(121.3)

Effect of foreign currency translation	—	(29.7)	31.9	—	2.2

Net Change in Cash and Cash Equivalents	5.2	0.3	5.9	—	11.4
Cash and Cash Equivalents at Beginning of Period	0.5	3.0	88.2	—	91.7

Cash and Cash Equivalents at End of Period	$5.7	$3.3	$94.1	$—	$103.1

	Six Months Ended June 29, 2002

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

	(Unaudited)
Net cash provided by operating activities	$179.0	$126.0	$(4.7)	$—	$300.3

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(4.5)	(51.9)	(46.1)	—	(102.5)
Other, net	(1.4)	0.8	(0.7)	—	(1.3)

Net cash used in investing activities	(5.9)	(51.1)	(46.8)	—	(103.8)

Cash Flows from Financing Activities:
Issuance of senior notes	250.3	—	—		250.3
Long-term repayments, net	(455.8)	3.3	(3.6)	—	(456.1)
Short-term repayments, net	(30.0)	0.2	(15.4)	—	(45.2)
Proceeds from sale of common stock	45.8	—	—	—	45.8
Increase in drafts	27.4	3.1	1.1	—	31.6
Change in intercompany accounts	—	(80.1)	80.1	—	—

Net cash used in financing activities	(162.3)	(73.5)	62.2	—	(173.6)

Effect of foreign currency translation	—	(7.4)	(3.4)	—	(10.8)

Net Change in Cash and Cash Equivalents	10.8	(6.0)	7.3	—	12.1
Cash and Cash Equivalents at Beginning of Period	(2.1)	6.8	82.9	—	87.6

Cash and Cash Equivalents at End of Period	$8.7	$0.8	$90.2	$—	$99.7

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

     Selling and Administrative Expenses — The Parent allocated $13.6 million and $14.7 million in the three months ended June 28, 2003 and June 29, 2002, respectively, and $45.9 million and $36.6 million in the six months ended June 28, 2003 and June 29, 2002, respectively, of corporate selling and administrative expenses to its operating subsidiaries. The allocations were based on various factors, which estimate usage of particular corporate functions, and in certain instances, other relevant factors, such as the revenues or the number of employees of the Company’s subsidiaries.

     Long-term debt of the Parent and the Guarantors — A summary of long-term debt of the Parent and the Guarantors on a combined basis is shown below (in millions):

	June 28,	December 31,
	2003	2002

Senior notes	$1,954.6	$1,923.0
Credit facilities	18.7	132.8
Other long-term debt	60.9	57.0

	2,034.2	2,112.8
Less — current portion	(0.7)	(0.4)

	$2,033.5	$2,112.4

     The obligations of foreign subsidiary borrowers under the credit facilities are guaranteed by the Parent.

     For a more detailed description of the above indebtedness, see Note 8, “Long-Term Debt.”

LEAR CORPORATION

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are the world’s largest automotive interior systems supplier based on net sales. Our net sales have grown rapidly from $7.3 billion for the year ended December 31, 1997 to $14.4 billion for the year ended December 31, 2002. The major sources of this growth have been new program awards and the implementation of a strategic acquisition plan to capitalize on supplier consolidation and globalization trends in the automotive industry. Our acquisitions have accounted for approximately two-thirds of our net sales growth over the past five years. Our customers are the major automotive manufacturers, including General Motors, Ford, DaimlerChrysler, BMW, Fiat, PSA, Volkswagen, Renault/Nissan, Toyota and Subaru.

     Demand for our products is directly related to automotive vehicle production. Automotive sales and production are cyclical and can be affected by numerous factors, including general economic conditions, labor relations issues and regulatory factors. In the second quarter of 2003, automotive production decreased 9% in North America and decreased 2% in Western Europe as compared to the second quarter of 2002.

     In addition to overall automotive vehicle production, our operating results are significantly impacted by the commercial success of the vehicle platforms for which we supply products and the market share of our customers. General Motors and Ford and their respective affiliates accounted for approximately 60% of our net sales in 2002. A loss of business with respect to a significant vehicle model could materially and negatively affect our operating results. Further, we continually evaluate alternatives with respect to non-competitive facilities, which may include realignment of our existing manufacturing capacity, plant shutdowns or similar actions.

     The collective bargaining agreements covering the United States unionized workforce of our three largest customers, General Motors, Ford and DaimlerChrysler, are scheduled to expire in September 2003. The failure of our customers to negotiate extensions of such collective bargaining agreements, or any other significant labor dispute involving us, our customers or our significant suppliers could materially and negatively affect our operating results.

     Our customers require us to reduce costs and at the same time, assume greater responsibility for the design, development, engineering and integration of interior products. Our profitability is dependent on our ability to implement product cost reductions in either our processes or those of our customers or to obtain similar reductions from our suppliers. Our profitability is also dependent on our ability to efficiently control program launch costs as well as changes in the timing of program launches.

     For a more detailed description of other factors that have had, or may in the future have, a significant impact on our business, financial condition or results of operations, please refer to “- Forward-Looking Statements” and Item 7, “- Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” in our Annual Report on Form 10-K for our year ended December 31, 2002.

RESULTS OF OPERATIONS

Three Months Ended June 28, 2003 vs. Three Months Ended June 29, 2002

     Net sales were $4.1 billion in the second quarter of 2003 as compared to $3.8 billion in the second quarter of 2002, an increase of $309 million or 8.1%. New business net of selling price reductions and net foreign exchange rate fluctuations increased net sales by $300 million each. These increases were partially offset by the impact of lower vehicle production volumes, which combined with changes in platform and product mix negatively impacted net sales by $136 million in North America and by $153 million in Western Europe.

     Gross profit and gross margin were $353 million and 8.6% in the quarter ended June 28, 2003 as compared to $329 million and 8.7% in the quarter ended June 29, 2002. The positive impact of new business, net foreign exchange rate fluctuations and our direct cost reduction actions and other efficiencies, which contributed $23 million, $12 million and $21 million, respectively, to the increase in gross profit, was partially offset by the negative impact of lower vehicle production volumes. Lower vehicle production volumes combined with changes in platform and product mix, additional spending on program development in North America and product launch-related spending in Europe reduced gross profit by $32 million.

     Selling, general and administrative expenses, including research and development, were $142 million in the three months ended June 28, 2003 as compared to $133 million in the three months ended June 29, 2002. As a percentage of net sales, selling, general and

LEAR CORPORATION

administrative expenses were 3.5% in both the second quarters of 2003 and 2002. Increased marketing efforts related to Asian automotive manufacturers and net foreign exchange rate fluctuations contributed $3 million and $6 million, respectively, to the increase in selling, general and administrative expenses.

     Interest expense was $48 million in the second quarter of 2003 as compared to $52 million in the second quarter of 2002. Our reduced debt balance and lower interest rates favorably impacted interest expense by approximately $3 million and $4 million, respectively, and were partially offset by net foreign exchange rate fluctuations.

     Other expense, which includes state and local taxes, foreign exchange gains and losses, minority interest in consolidated subsidiaries, equity in net income of affiliates, gains and losses on the sales of fixed assets and other miscellaneous expenses, was $15 million in the three months ended June 28, 2003 as compared to $16 million in the three months ended June 29, 2002. An increase in losses on the sales of fixed assets and the negative impact of net foreign exchange rate fluctuations were more than offset by a decrease in state and local taxes and the positive impact of the performance of our joint ventures.

     The provision for income taxes was $45 million, representing an effective tax rate of 30.0%, in the current quarter as compared to $43 million, representing an effective tax rate of 33.5%, in the same quarter a year ago. The decrease in the effective tax rate is primarily the result of our overall tax planning strategy as well as the mix of our earnings outside the United States. The effective tax rates for the second quarters of 2003 and 2002 approximated the United States Federal statutory income tax rate of 35%, adjusted for income taxes on foreign earnings, losses and remittances, valuation adjustments, research and development credits and other items.

     Net income in the first three months of 2003 was $104 million, or $1.54 per diluted share, as compared to $86 million, or $1.27 per diluted share, in the first three months of 2002.

Reportable Operating Segments

     The financial information presented below is for our three reportable operating segments for the periods presented. These segments are: seating, which includes seat systems and the components thereof; interior, which includes flooring and acoustic systems, door panels, instrument panels and cockpit systems, overhead systems and other interior products; and electronic and electrical, which includes electronic and electrical distribution systems, primarily wire harnesses, wireless systems and interior control systems. Financial measures regarding each segment’s income before interest, other expense and income taxes and income before interest, other expense and income taxes divided by net sales (“margin”) are not measures of performance under accounting principles generally accepted in the United States (“GAAP”). Such measures are presented because we evaluate the performance of our reportable operating segments, in part, based on income before interest, other expense and income taxes. These measures should not be considered in isolation or as a substitute for net income, net cash provided by operating activities or other income or cash flow statement data prepared in accordance with GAAP, or as measures of profitability or liquidity. In addition, these measures, as we determine them, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated income before interest, other expense and income taxes to income before provision for income taxes and cumulative effect of a change in accounting principle, refer to Note 12, “Segment Reporting.”

Seating

     Seating net sales were $2.8 billion in the second quarter of 2003 as compared to $2.6 billion in the second quarter of 2002, an increase of $255 million or 9.9%. New business net of selling price reductions and net foreign exchange rate fluctuations positively impacted net sales by $183 million and $220 million, respectively. These increases were partially offset by the impact of lower vehicle production volumes, which combined with the changes in platform and product mix negatively impacted net sales by $141 million. Income before interest, other expense and income taxes and the related margin on net sales were $189 million and 6.7% in the quarter ended June 28, 2003 as compared to $138 million and 5.4% in the quarter ended June 29, 2002. New business, net foreign exchange rate fluctuations and the benefit of our direct cost reduction actions and other efficiencies contributed $14 million, $6 million and $8 million, respectively, to the increase in income before interest, other expense and income taxes. Income before interest, other expense and income taxes also benefited from favorable platform and product mix, which together with the impact of lower vehicle production volumes contributed $23 million to the increase.

Interior

     Interior net sales were $705 million in the second quarter of 2003 as compared to $679 million in the second quarter of 2002, an increase of $27 million or 3.9%. New business net of selling price reductions and net foreign exchange rate fluctuations positively

LEAR CORPORATION

impacted net sales by $52 million and $29 million, respectively. These increases were largely offset by the impact of lower vehicle production volumes, which combined with changes in platform and product mix negatively impacted net sales by $61 million. Income before interest, other expense and income taxes and the related margin on net sales were $25 million and 3.6% in the quarter ended June 28, 2003 as compared to $46 million and 6.7% in the quarter ended June 29, 2002. The impact of lower vehicle production volumes more than offset new business and the benefit from our direct cost reduction actions, which contributed an additional $4 million and $5 million, respectively, to income before interest, other expense and income taxes in the current period. Lower vehicle production volumes together with changes in platform and product mix, additional spending on program development in North America and product launch-related spending in Europe reduced income before interest, other expense and income taxes by $35 million. Net foreign exchange rate fluctuations also negatively impacted income before interest, other expense and income taxes by $3 million.

Electronic and Electrical

     Electronic and electrical net sales were $562 million in the second quarter of 2003 as compared to $534 million in the second quarter of 2002, an increase of $28 million or 5.2%. New business net of selling price reductions and net foreign exchange rate fluctuations positively impacted net sales by $65 million and $51 million, respectively. These increases were partially offset by the impact of lower vehicle production volumes, which combined with changes in platform and product mix negatively impacted net sales by $87 million. Income before interest, other expense and income taxes and the related margin on net sales were $51 million and 9.0% in the quarter ended June 28, 2003 as compared to $59 million and 11.0% in the quarter ended June 29, 2002. New business and net foreign exchange rate fluctuations contributed $5 million each, while the benefit from our direct cost reduction actions and other efficiencies contributed $4 million to the increase in income before interest, other expense and income taxes. These increases were more than offset by the impact of lower vehicle production volumes, which combined with changes in platform and product mix negatively impacted income before interest, other expense and income taxes by $20 million.

Six Months Ended June 28, 2003 vs. Six Months Ended June 29, 2002

     Net sales were $8.0 billion in the first six months of 2003 as compared to $7.3 billion in the first six months of 2002, an increase of $673 million or 9.2%. New business net of selling price reductions and net foreign exchange rate fluctuations increased net sales by $540 million and $516 million, respectively. These increases were partially offset by the impact of lower vehicle production volumes, which combined with changes in platform and product mix negatively impacted net sales by $130 million in North America and by $254 million in Western Europe.

     Gross profit and gross margin were $662 million and 8.3% in the six months ended June 28, 2003 as compared to $602 million and 8.2% in the six months ended June 29, 2002. The positive impact of new business, net foreign exchange rate fluctuations and our direct cost reduction actions and other efficiencies, which contributed $34 million, $27 million and $46 million, respectively, to the increase in gross profit, were partially offset by the negative impact of lower vehicle production volumes. Lower vehicle production volumes combined with changes in platform and product mix, additional spending on program development in North America and product launch-related spending in Europe reduced gross profit by $47 million.

     Selling, general and administrative expenses, including research and development, were $288 million in the first six months of 2003 as compared to $265 million in the first six months of 2002. As a percentage of net sales, selling, general and administrative expenses were 3.6% in each of the six month periods ended June 28, 2003 and June 29, 2002. Increased marketing efforts related to Asian automotive manufacturers and net foreign exchange rate fluctuations contributed $7 million and $16 million, respectively, to the increase in selling, general and administrative expenses.

     Interest expense was $101 million in the six months ended June 28, 2003 as compared to $108 million in the six months ended June 29, 2002. Our reduced debt balance and lower interest rates favorably impacted interest expense by $6 million and $5 million, respectively, and were partially offset by net foreign exchange rate fluctuations.

     Other expense, which includes state and local taxes, foreign exchange gains and losses, minority interest in consolidated subsidiaries, equity in net income of affiliates, gains and losses on the sales of fixed assets and other miscellaneous expenses, was $27 million in the first six months of 2003 as compared to $32 million in the first six months of 2002. An increase in losses on the sales of fixed assets was more than offset by a decrease in state and local taxes and the positive impact of net foreign exchange rate fluctuations.

     The provision for income taxes was $74 million, representing an effective tax rate of 30.0%, in the current period as compared to $66 million, representing an effective tax rate of 33.5%, in the same period a year ago. The decrease in the effective tax rate is primarily the result of our overall tax planning strategy as well as the mix of our earnings outside the United States. The effective tax

LEAR CORPORATION

rates for the first six months 2003 and 2002 approximated the United States Federal statutory income tax rate of 35%, adjusted for income taxes on foreign earnings, losses and remittances, valuation adjustments, research and development credits and other items.

     Net income (loss) in the first six months of 2003 was $172 million, or $2.55 per diluted share, as compared to $(167) million, or $(2.49) per diluted share, in the first six months of 2002. On January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, under which goodwill is no longer amortized but is subject to annual impairment analysis. As a result of our initial impairment analysis, we recorded a cumulative effect of a change in accounting principle related to impairment charges of $311 million ($299 million after tax) as of January 1, 2002. Income before cumulative effect of a change in accounting principle in the first six months of 2002 was $132 million, or $1.97 per diluted share.

Reportable Operating Segments

Seating

     Seating net sales were $5.5 billion in the six months ended June 28, 2003 as compared to $5.0 billion in the six months ended June 29, 2002, an increase of $541 million or 10.9%. New business net of selling price reductions and net foreign exchange rate fluctuations positively impacted net sales by $329 million and $386 million, respectively. These increases were partially offset by the impact of lower vehicle production volumes, which combined with changes in platform and product mix reduced net sales by $175 million. Income before interest, other expense and income taxes and the related margin on net sales were $336 million and 6.1% in the first six months of 2003 as compared to $246 million and 4.9% in the first six months of 2002. New business, net foreign exchange rate fluctuations and the benefit of our direct cost reduction actions and other efficiencies contributed $20 million, $13 million and $30 million, respectively, to the increase in income before interest, other expense and income taxes. Income before interest, other expense and income taxes also benefited from favorable platform and product mix, which together with the impact of lower vehicle production volumes contributed $27 million to the increase.

Interior

     Interior net sales were $1.4 billion in the six months ended June 28, 2003 as compared to $1.3 billion in the six months ended June 29, 2002, an increase of $86 million or 6.6%. New business net of selling price reductions and net foreign exchange rate fluctuations positively impacted net sales by $107 million and $49 million, respectively, and were partially offset by the impact of lower vehicle production volumes. Lower vehicle production volumes combined with changes in platform and product mix reduced net sales by $70 million. Income before interest, other expense and income taxes and the related margin on net sales were $53 million and 3.9% in the first six months of 2003 as compared to $75 million and 5.7 % in the first six months of 2002. New business and the benefit of our direct cost reduction actions positively impacted income before interest, other expense and income taxes by $8 million and $9 million, respectively. These increases were more than offset by lower vehicle production volumes, which combined with changes in platform and product mix, additional spending on program development in North America and product launch-related spending in Europe negatively impacted income before interest, other expense and income taxes by $36 million. Net foreign exchange rate fluctuations also negatively impacted income before interest, other expense and income taxes by $7 million.

Electronic and Electrical

     Electronic and electrical net sales were $1.1 billion in the six months ended June 28, 2003 as compared to $1.0 billion in the six months ended June 29, 2002, an increase of $46 million or 4.4%. New business net of selling price reductions and net foreign exchange rate fluctuations positively impacted net sales by $104 million and $81 million, respectively, and were partially offset by the impact of lower vehicle production volumes. Lower vehicle production volumes combined with changes in platform and product mix reduced net sales by $139 million. Income before interest, other expense and income taxes and the related margin on net sales were $103 million and 9.5% in the first six months of 2003 as compared to $114 million and 11.0% in the first six months of 2002. New business, net foreign exchange rate fluctuations and the benefit of our direct cost reduction actions positively impacted income before interest, other expense and income taxes by $6 million, $7 million and $12 million, respectively. These increases were more than offset by lower vehicle production volumes, which together with changes in platform and product mix negatively impacted income before interest, other expense and income taxes by $35 million.

Restructuring

     In order to better align our operations and capacity in response to reductions in global automotive production volumes, we began to implement a restructuring plan in the fourth quarter of 2001. This restructuring plan was designed to consolidate certain of our operations and to improve overall efficiencies and our long-term competitive position. As of June 28, 2003, the restructuring plan was

LEAR CORPORATION

substantially complete with two facilities remaining to be closed and approximately 340 employees yet to be terminated. These remaining actions are expected to be completed in 2003. There have been no significant changes to the original restructuring plan as disclosed in our Form 10-K for the year ended December 31, 2002.

     We expect to realize between $55 and $60 million in savings during 2003 as a result of the restructuring plan.

     For more information relating to the restructuring charges described above, see Note 3, “Restructuring,” to the consolidated financial statements included in this Report.

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

Cash Flow

     Operating activities generated $257 million of cash in the first six months of 2003 as compared to $300 million of cash in the first six months of 2002. The net change in sold accounts receivables resulted in a $134 million decrease in cash provided by operating activities. In addition, cash provided by operating activities decreased as a result of the net change in recoverable customer engineering and tooling, which was a use of $29 million of cash in 2003 as compared to a source of $16 million of cash in 2002. These reductions were partially offset by income before cumulative effect of a change in accounting principle, which improved by $40 million between periods and the net change in working capital items, which generated $57 million of cash in the current period and used $14 million of cash in the prior year period. Increases in accounts receivable and accounts payable were a use of $552 million of cash and a source of $401 million of cash, respectively, in the first six months of 2003, reflecting the timing of customer and supplier payments. Other current assets and accrued liabilities generated $185 million of cash in the first six months of 2003, primarily as a result of the timing of commercial settlements and payroll-related payments, offset by the timing of domestic and foreign tax payments.

     Investing activities resulted in a cash usage of $127 million in the six months ended June 28, 2003 as compared to $104 million in the six months ended June 29, 2002. This increase is primarily the result of a $35 million increase in capital expenditures.

     Financing activities resulted in a cash usage of $121 million in the first six months of the current year as compared to $174 million in the first six months of the prior year. This decrease is primarily due to lower repayments of our long and short-term debt as a result of decreased utilization of our asset-backed securitization facility (the “ABS facility”), partially offset by a decrease in the proceeds from the exercise of stock options.

Capitalization

     We utilize uncommitted lines of credit to satisfy a portion of our short-term working capital requirements. For the six months ended June 28, 2003 and June 29, 2002, our average outstanding unsecured short-term debt balances were $53 million and $33 million, respectively. Weighted average interest rates, including the effect of hedging activities, on the outstanding borrowings were 4.8% and 3.3% for the respective periods.

     We utilize a combination of committed credit facilities and long-term notes to fund our capital expenditure and base working capital requirements. For the six months ended June 28, 2003 and June 29, 2002, our average outstanding long-term debt balances were $2.1 billion and $2.3 billion, respectively. Weighted average long-term interest rates, including rates under our committed credit facilities and the effect of hedging activities, were 6.8% and 6.7% for the respective periods.

     Scheduled cash interest payments on our outstanding senior notes are $68 million in the last six months of 2003, $137 million in 2004 and $113 million in 2005. Accretion of interest on our zero-coupon convertible senior notes is reflected as an increase in the accreted value of the notes.

LEAR CORPORATION

     In June 2003, we reduced availability under our $500 million revolving credit facility to $250 million. As of June 28, 2003, our primary credit facilities consisted of a $1.7 billion amended and restated credit facility, which matures on March 26, 2006, a $250 million revolving credit facility, which matures on May 4, 2004, and a $500 million term loan, of which no amount was outstanding as of June 28, 2003.

     As of June 28, 2003, we had $19 million outstanding under our primary credit facilities and $36 million committed under outstanding letters of credit, resulting in approximately $1.9 billion of unused availability under our primary credit facilities. In addition to debt outstanding under our primary credit facilities, we had $2.1 billion of debt, including short-term borrowings, outstanding as of June 28, 2003, consisting primarily of $600 million of senior notes due 2005, $800 million of senior notes due 2009, zero-coupon senior notes due 2022 with an accreted value of $267 million and 250 million EUR (approximately $288 million based on the exchange rate in effect as of June 28, 2003) of senior notes due 2008.

     Our primary credit facilities contain operating and financial covenants that, among other things, could limit our ability to obtain additional sources of capital. The primary credit facilities are guaranteed by certain of our significant subsidiaries and are secured by the pledge of all or a portion of the capital stock of certain of our significant subsidiaries. Our senior notes are guaranteed by the same subsidiaries that guarantee our primary credit facilities.

     We have in place an ABS facility, which provides for maximum purchases of adjusted accounts receivable of $200 million. Accounts receivable in an aggregate amount of $74 million were sold as of June 28, 2003. The level of funding under this facility is based on the credit ratings of our major customers as well as the level of aggregate accounts receivable in a specific month. In May 2003, the ABS facility was amended to reduce the maximum purchases of adjusted accounts receivable to $200 million from $260 million to reflect anticipated availability and usage.

     In addition, several of our European subsidiaries factor their accounts receivable with financial institutions. Such receivables are factored without recourse to us and are excluded from accounts receivable in our consolidated balance sheets as of June 28, 2003 and December 31, 2002. The amounts of factored receivables were $151 million and $160 million as of June 28, 2003 and December 31, 2002, respectively. We cannot provide any assurances that these factoring facilities will be available or utilized in the future.

     We believe that cash flows from operating activities and available credit facilities will be sufficient to meet our anticipated debt service obligations, projected capital expenditures and working capital requirements.

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

Foreign Exchange

     Operating results may be impacted by our buying, selling and financing in currencies other than the functional currency of our operating companies (“transactional exposure”). We mitigate this risk by entering into forward foreign exchange, futures and option contracts. The forward foreign exchange contracts are executed with banks that we believe are creditworthy. Gains and losses related to the forward foreign exchange contracts are deferred and included in the measurement of the foreign currency transaction subject to the hedge. Any gain or loss incurred related to a forward foreign exchange contract is generally offset by the direct effects of currency movements on the underlying transactions.

     Our most significant foreign currency transactional exposures relate to Canada, the European Monetary Union and Mexico. We have performed a quantitative analysis of our overall currency rate exposure as of June 28, 2003. The potential earnings impact from a hypothetical 10% strengthening of the U.S. dollar relative to all other currencies for a twelve-month period is approximately $(1) million. The potential earnings impact from a similar strengthening of the Euro relative to all other currencies for a twelve-month period is approximately $(1) million.

     As of June 28, 2003, foreign exchange contracts representing $1.5 billion of notional amount were outstanding with maturities of less than two years. The fair value of these foreign exchange contracts was approximately $(21) million as of June 28, 2003. A 10%

LEAR CORPORATION

change in the value of the U.S. dollar relative to all other currencies would result in a $6 million change to market value. A 10% change in the value of the Euro would result in a $23 million change in market value.

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

Interest Rates

     We use a combination of fixed and variable rate debt and interest rate swap contracts to manage our exposure to interest rate movements. Our exposure to variable interest rates on outstanding variable rate debt instruments indexed to U.S. or European Monetary Union short-term money market rates is partially managed by the use of interest rate swap contracts to convert variable rate debt to fixed rate debt, matching effective and maturity dates to specific debt instruments. These interest rate derivative contracts are executed with banks that we believe are creditworthy and are denominated in currencies that match the underlying debt instrument. Net interest payments or receipts from interest rate swap contracts are recorded as adjustments to interest expense in our consolidated statements of operations on an accrual basis.

     We have performed a quantitative analysis of our overall interest rate exposure as of June 28, 2003. This analysis assumes an instantaneous 100 basis point parallel shift in interest rates at all points of the yield curve. The potential adverse earnings impact from this hypothetical increase for a twelve-month period is approximately $4 million.

     As of June 28, 2003, interest rate swap contracts representing $0.8 billion of notional amount were outstanding with maturity dates of December 2003 through May 2009. Of these contracts, $0.4 billion swap variable rate debt for fixed rate debt, and $0.4 billion swap fixed rate debt for variable rate debt. The fair value of these interest rate swap contracts is subject to changes in value due to changes in interest rates. The fair value of these contracts was approximately $(8) million as June 28, 2003. A 100 basis point parallel increase or decrease in interest rates would result in a $9 million change in the aggregated market value of these instruments.

OTHER MATTERS

Environmental Matters and Legal Proceedings

     We are involved in certain legal actions and claims arising in the ordinary course of business, including, without limitation, claims relating to product warranties and other liabilities, environmental liabilities, intellectual property matters, personal injury claims, employment matters and commercial or contractual disputes. Although the outcome of any legal matter cannot be predicted with certainty, we do not believe that any of the legal proceedings or matters in which we are currently involved, either individually or in the aggregate, will have a material adverse effect on our business, consolidated financial position or results of operations.

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

     We have been named as a potentially responsible party at several third-party landfill sites and are engaged in the cleanup of hazardous wastes at certain sites owned, leased or operated by us, including several properties acquired in our 1999 acquisition of United Technologies Automotive (“UT Automotive”). Certain present and former properties of UT Automotive are subject to environmental liabilities which may be significant. We obtained agreements and indemnities with respect to certain possible environmental liabilities from United Technologies Corporation in connection with our acquisition of UT Automotive. While we do not believe that the environmental liabilities associated with our current and former properties will have a material adverse effect on our business, consolidated financial position or results of future operations, no assurances can be given in this regard.

     The forward-looking statements set forth above are subject to risks and uncertainties. Please refer to “– Forward-Looking Statements,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” in

LEAR CORPORATION

our Annual Report on Form 10-K for the year ended December 31, 2002 and Note 7, “Product Liabilities,” to the consolidated financial statements included in this Report.

Accounting Policies

     The preparation of our financial statements requires us to make estimates and assumptions that affect the amounts and disclosures reported in our consolidated financial statements. Our estimates are based on historical experience and currently available information. Actual results in these areas could differ from our estimates. For a discussion of our significant accounting estimates and policies, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies,” and Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in our Annual Report filed on Form 10-K for the year ended December 31, 2002. There have been no significant changes in our critical accounting policies or estimates during the first six months of 2003.

Recently Issued Accounting Pronouncements

Derivative Instruments and Hedging Activities

     The Financial Accounting Standards Board (“FASB”) has issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 amends and clarifies the accounting for derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138. We do not expect the effects of adoption to be significant.

Financial Instruments

     The FASB has issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which is effective for financial instruments issued or modified after May 31, 2003 and is effective for all other instruments at the beginning of the first interim period beginning after June 15, 2003. This statement requires liability recognition and fair value measurement for certain financial instruments. We do not expect the effects of adoption to be significant.

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

	Accrual at		Accrual at
	December 31,		June 28,
	2002	Utilized	2003

UT Automotive	4.7	(1.2)	3.5
Delphi	16.2	(4.5)	11.7

     During the first six months of 2002, we utilized $2.1 million, $2.0 million, $1.7 million and $4.0 million of the loss contract accruals related to the Lear-Donnelly, UT Automotive, Peregrine and Delphi acquisitions, respectively.

LEAR CORPORATION

Outlook

     For the third quarter of 2003, we expect net sales to be approximately $3.4 billion. This reflects the expected addition of new business globally and a stronger Euro, offset by lower vehicle production in North America (down 5%) and in Western Europe (down 7%). For the second half of 2003, the corporate tax rate is expected to be 28%, as compared to 30% in the first half of 2003. Based primarily on the foregoing, we expect net income per share in the range of $0.95 to $1.05. Capital spending is projected to be approximately $100 million.

     For the full year 2003, we expect net sales to be approximately $15.2 billion, compared with $14.4 billion in 2002. This increase reflects the expected addition of $900 million in new business globally and a stronger Euro, offset in part by lower vehicle production in North America (down from 16.4 million units to a range of 15.7 to 15.9 million units) and in Western Europe (down from 16.4 million units to a range of 15.7 to 15.9 million units). Based primarily on the foregoing, we expect net income per share in the range of $5.20 to $5.50. Full-year capital spending is projected to be approximately $300 million.

     The foregoing constitute forward-looking statements that are subject to risks and uncertainties. Please refer to “– Forward-Looking Statements” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” in our Annual Report on Form 10-K for our year ended December 31, 2002 for a description of certain factors that may cause our actual results to differ from those expressed in our forward-looking statements.

FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. The words “will,” “may,” “designed to,” “outlook,” “believes,” “should,” “anticipates,” “plans,” “expects,” “intends” and “estimates” and similar expressions identify these forward-looking statements. All statements contained or incorporated in this Report which address operating performance, events or developments that we expect or anticipate may occur in the future, including statements related to business opportunities, awarded sales contracts and net income per share growth or statements expressing views about future operating results are forward-looking statements. Important factors, risks and uncertainties that may cause actual results to differ from those expressed in our forward-looking statements include, but are not limited to:

•	general economic conditions in the markets in which we operate;

•	fluctuations in worldwide or regional automotive and light truck production;

•	financial or market declines of our customers;

•	labor disputes involving us or one or more of our significant customers or that could otherwise affect our operations;

•	changes in practices and/or policies of our significant customers toward outsourcing automotive systems and components;

•	our success in achieving cost reductions that offset or exceed customer-mandated selling price reductions;

•	liabilities arising from legal proceedings to which we are or may become a party or claims against us or our products;

•	increases in our warranty costs;

•	fluctuations in currency exchange rates;

•	increases in interest rates;

•	changes in technology and technological risks;

•	adverse changes in economic conditions or political instability in the jurisdictions in which we operate;

•	competitive conditions impacting our key customers;

•	increases in energy or raw material costs;

•	raw materials shortages;

•	the occurrence of war, terrorist attacks or other geopolitical events; and

•	other risks, described from time to time in our other Securities and Exchange Commission filings.

     We do not assume any obligation to update any of these forward-looking statements.

LEAR CORPORATION

ITEM 4 – CONTROLS AND PROCEDURES

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

LEAR CORPORATION

PART II – OTHER INFORMATION

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Stockholders of Lear Corporation was held on May 8, 2003. At the meeting, the following matters were submitted to a vote of the stockholders of Lear Corporation. Pursuant to the rules of the New York Stock Exchange, there were no broker non-voters in the matter described below.

(1)	The election of three directors to hold office until the 2006 Annual Meeting of Stockholders. The vote with respect to each nominee was as follows:

Nominee	For	Withheld

David E. Fry	54,467,005	5,143,024
David P. Spalding	53,794,478	5,815,551
James A. Stern	53,361,441	6,248,588

(2)	The appointment of the firm of Ernst & Young LLP as independent auditors for the year ending December 31, 2003.

For	Withheld	Abstain

56,453,493	3,072,802	83,734

(3)	The approval of an amendment to the Long-Term Stock Incentive Plan.

For	Withheld	Abstain

51,590,007	7,789,946	230,076

LEAR CORPORATION

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

10.1	Lear Corporation Long-Term Stock Incentive Plan, as amended and restated as of May 3, 2001, and as further amended by the First Amendment thereto dated as of May 8, 2003 (incorporated by reference to Appendix B to the Company's definitive proxy statement on Schedule 14A filed March 27, 2003 for the 2003 annual meeting of stockholders).

99.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K filed during the quarter ended June 28, 2003.

On April 14, 2003, the Company filed a Current Report on Form 8-K dated April 14, 2003, under Item 9, Regulation FD Disclosure, filing the visual slides from the presentation made by certain officers of Lear Corporation to the Morgan Stanley Automotive Conference on April 14, 2003. *

On April 16, 2003, the Company filed a Current Report on Form 8-K dated April 16, 2003, under Item 5, Other Events and Regulation FD Disclosure, reporting its financial results for the first quarter of 2003 and updating its earnings guidance for full year 2003. In addition, under Item 9, Regulation FD Disclosure, the Company filed the visual slides from the webcast of its first quarter 2003 earnings call made on April 16, 2003. *

On June 13, 2003, the Company filed a Current Report on Form 8-K dated June 13, 2003, under Item 9, Regulation FD Disclosure, regarding its earnings guidance for the second quarter and full year 2003. *

* Pursuant to General Instruction B of Form 8-K, the report submitted to the Securities and Exchange Commission under Item 9, Regulation FD Disclosure, is not deemed to be “filed” for purpose of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), and we are not subject to the liabilities of that section with respect to such filing. We are not incorporating, and will not incorporate by reference, such report into filings under the Securities Act of 1933 or the Exchange Act.

LEAR CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION

Dated: August 12, 2003	By:	/s/ Robert E. Rossiter

Robert E. Rossiter
President and Chief Executive Officer

	By:	/s/ David C. Wajsgras

David C. Wajsgras
Senior Vice President and Chief Financial Officer

	By:	/s/ William C. Dircks

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: August 12, 2003	By:	/s/ Robert E. Rossiter

Robert E. Rossiter
Chairman and Chief Executive Officer

LEAR CORPORATION

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: August 12, 2003	By:	/s/ David C. Wajsgras

David C. Wajsgras
Senior Vice President and Chief Financial Officer

LEAR CORPORATION

INDEX TO EXHIBITS

Exhibit
Number

10.1	Lear Corporation Long-Term Stock Incentive Plan, as amended and restated as of May 3, 2001, and as further amended by the First Amendment thereto dated as of May 8, 2003 (incorporated by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A filed March 27, 2003 for the 2003 annual meeting of stockholders).

99.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.