Form 10-Q
period 2003-09-27
LEAR CORP /DE/
filed 2003-11-10
CIK 842162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to                               .

Commission file number:	1-11311

LEAR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 21557 Telegraph Road, Southfield, MI (Address of principal executive offices)	13-3386776 (I.R.S. Employer Identification No.) 48034 (zip code)

(248) 447-1500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No /  /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes /X/ No /  /

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of Common Stock, $0.01 par value per share, outstanding as of October 31, 2003: 67,669,698

Part I — Financial Information
Item 1 — Consolidated Financial Statements
Introduction to the Consolidated Financial Statements
Consolidated Balance Sheets — September 27, 2003 (Unaudited) and December 31, 2002
Consolidated Statements of Operations (Unaudited) — Three and Nine Months Ended
September 27, 2003 and September 28, 2002
Consolidated Statements of Cash Flows (Unaudited) — Nine Months Ended September 27, 2003
and September 28, 2002
Notes to the Consolidated Financial Statements
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4 — Controls and Procedures
Part II — Other Information
Item 6 — Exhibits and Reports on Form 8-K
Signatures
Robert E. Rossiter Performance Share Award Agrmt
James H. Vandenberghe Performance Share Award Agmt
Douglas G. DelGrosso Performance Share Award Agrmt
Donald J. Stebbins Performance Share Award Agrmt
David C. Wajsgras Performance Share Award Agrmt
Daniel A. Ninivaggi Employment Agreement
CEO Certification pursuant to Rule 13a-14(a)
CFO Certification pursuant to Rule 13a-14(a)
Sarbanes-Oxley CEO Certification
Sarbanes-Oxley CFO Certification

LEAR CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 27, 2003

INDEX

Page No.

Part I — Financial Information
Item 1 — Consolidated Financial Statements
Introduction to the Consolidated Financial Statements	3
Consolidated Balance Sheets — September 27, 2003 (Unaudited) and December 31, 2002	4
Consolidated Statements of Operations (Unaudited) — Three and Nine Months Ended September 27, 2003 and September 28, 2002	5
Consolidated Statements of Cash Flows (Unaudited) — Nine Months Ended September 27, 2003 and September 28, 2002	6
Notes to the Consolidated Financial Statements	7
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3 — Quantitative and Qualitative Disclosures about Market Risk (included in Item 2)
Item 4 — Controls and Procedures	30
Part II — Other Information
Item 6 — Exhibits and Reports on Form 8-K	31
Signatures	32

LEAR CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1 — CONSOLIDATED FINANCIAL STATEMENTS

INTRODUCTION TO THE CONSOLIDATED FINANCIAL STATEMENTS

     We have prepared the unaudited condensed consolidated financial statements of Lear Corporation and subsidiaries pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the period ended December 31, 2002.

     The financial information presented reflects all adjustments (consisting of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of operations and cash flows and statements of financial position for the interim periods presented. These results are not necessarily indicative of a full year’s results of operations.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 27,	December 31,
	2003	2002

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$102.5	$91.7
Accounts receivable	2,252.6	1,508.0
Inventories	512.1	489.7
Recoverable customer engineering and tooling	185.1	153.2
Other	244.6	265.1

Total current assets	3,296.9	2,507.7

LONG-TERM ASSETS:
Property, plant and equipment, net	1,717.7	1,710.6
Goodwill, net	2,897.5	2,860.4
Other	441.3	404.3

Total long-term assets	5,056.5	4,975.3

	$8,353.4	$7,483.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$11.3	$37.3
Accounts payable and drafts	2,404.8	1,966.4
Accrued liabilities	1,195.0	1,037.6
Current portion of long-term debt	4.4	3.9

Total current liabilities	3,615.5	3,045.2

LONG-TERM LIABILITIES:
Long-term debt	2,042.2	2,132.8
Other	665.4	642.7

Total long-term liabilities	2,707.6	2,775.5

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, 150,000,000 shares authorized; 71,719,033 shares issued as of September 27, 2003 and 70,099,988 shares issued as of December 31, 2002	0.7	0.7
Additional paid-in capital	998.9	943.6
Common stock held in treasury, 4,306,785 shares as of September 27, 2003 and 4,362,330 shares as of December 31, 2002, at cost	(110.9)	(111.4)
Retained earnings	1,323.9	1,075.8
Accumulated other comprehensive loss	(182.3)	(246.4)

Total stockholders’ equity	2,030.3	1,662.3

	$8,353.4	$7,483.0

The accompanying notes are an integral part of these consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share data)

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Net sales	$3,491.5	$3,337.4	$11,491.4	$10,664.2
Cost of sales	3,187.8	3,053.1	10,525.9	9,778.0
Selling, general and administrative expenses	140.6	125.4	428.8	389.9
Interest expense	44.0	51.6	144.7	159.2
Other expense, net	13.4	14.6	40.6	46.1

Income before provision for income taxes and cumulative effect of a change in accounting principle	105.7	92.7	351.4	291.0
Provision for income taxes	29.6	31.1	103.3	97.5

Income before cumulative effect of a change in accounting principle	76.1	61.6	248.1	193.5
Cumulative effect of a change in accounting principle, net of tax	—	—	—	298.5

Net income (loss)	$76.1	$61.6	$248.1	$(105.0)

Basic net income (loss) per share:

Income before cumulative effect of a change in accounting principle	$1.13	$0.94	$3.74	$2.97
Cumulative effect of a change in accounting principle	—	—	—	4.58

Basic net income (loss) per share	$1.13	$0.94	$3.74	$(1.61)

Diluted net income (loss) per share:
Income before cumulative effect of a change in accounting principle	$1.10	$0.91	$3.65	$2.89
Cumulative effect of a change in accounting principle	—	—	—	4.46

Diluted net income (loss) per share	$1.10	$0.91	$3.65	$(1.57)

The accompanying notes are an integral part of these consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine Months Ended

	September 27,	September 28,
	2003	2002

Cash Flows from Operating Activities:
Net income (loss)	$248.1	$(105.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of a change in accounting principle, net of tax	—	298.5
Depreciation	234.7	223.0
Net change in recoverable customer engineering and tooling	(40.5)	20.5
Net change in working capital items	80.3	(51.8)
Other, net	27.9	12.3

Net cash provided by operating activities before net change in sold accounts receivable	550.5	397.5
Net change in sold accounts receivable	(190.9)	(27.4)

Net cash provided by operating activities	359.6	370.1

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(214.2)	(173.3)
Cost of acquisitions, net of cash acquired	(12.4)	(10.7)
Other, net	31.5	18.0

Net cash used in investing activities	(195.1)	(166.0)

Cash Flows from Financing Activities:
Issuance of senior notes	—	250.3
Long-term debt repayments, net	(126.1)	(538.4)
Short-term debt borrowings (repayments), net	(28.4)	21.6
Proceeds from sale of common stock	42.5	47.4
Purchase of treasury stock	(1.1)	—
Increase (decrease) in drafts	(33.5)	29.6
Other, net	—	0.6

Net cash used in financing activities	(146.6)	(188.9)

Effect of foreign currency translation	(7.1)	(16.4)

Net Change in Cash and Cash Equivalents	10.8	(1.2)
Cash and Cash Equivalents at Beginning of Period	91.7	87.6

Cash and Cash Equivalents at End of Period	$102.5	$86.4

Changes in Working Capital Items:
Accounts receivable	$(454.5)	$(300.7)
Inventories	(4.3)	(55.1)
Accounts payable	365.1	111.1
Accrued liabilities and other	174.0	192.9

	$80.3	$(51.8)

Supplementary Disclosure:
Cash paid for interest	$103.8	$120.2

Cash paid for income taxes	$140.5	$122.4

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

(2) Stock-Based Compensation

     The Company has adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” for the year ending December 31, 2003, under which compensation cost for grants of stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units (collectively, “Incentive Units”) and stock options is determined on the basis of the fair value of the Incentive Units and options at the grant date. SFAS No. 123 has been applied prospectively to all employee awards granted after January 1, 2003, as permitted under the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” The effect on net income (loss) and net income (loss) per share, as if the fair value based method had been applied to all outstanding and unvested awards in each period, is shown below (in millions, except per share data):

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Net income (loss), as reported	$76.1	$61.6	$248.1	$(105.0)
Add: Stock-based employee compensation expense included in reported net income (loss), net of tax	1.6	0.5	3.2	2.2
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(5.8)	(6.2)	(16.8)	(14.3)

Net income (loss), pro forma	$71.9	$55.9	$234.5	$(117.1)

Net income (loss) per share:
Basic — as reported	$1.13	$0.94	$3.74	$(1.61)
Basic — pro forma	$1.07	$0.85	$3.54	$(1.80)
Diluted — as reported	$1.10	$0.91	$3.65	$(1.57)
Diluted — pro forma	$1.04	$0.83	$3.45	$(1.75)

(3) Acquisition

     During the third quarter of 2003, the Company acquired an additional 53% of the common equity of Hanyil Co., Ltd., a publicly traded supplier of automotive seats in Korea, for $9.4 million. The Company previously held a 29% equity stake in Hanyil Co., Ltd. The acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed have been included in the consolidated balance sheet as of September 27, 2003. The operating results of the Hanyil Co., Ltd. have been included in the consolidated statements of operations since the date of acquisition. The operating results of the Company, after giving pro forma effect to this acquisition, are not materially different from reported results.

(4) Restructuring

     In order to better align the Company’s operations and capacity in response to reductions in global automotive production volumes, the Company began to implement a restructuring plan in the fourth quarter of 2001. This restructuring plan was designed to consolidate certain operations and to improve overall efficiencies and the Company’s long-term competitive position. As of September 27, 2003, the restructuring plan was complete.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(5) Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. A summary of inventories is shown below (in millions):

	September 27,	December 31,
	2003	2002

Raw materials	$376.2	$343.4
Work-in-process	34.8	31.7
Finished goods	101.1	114.6

Inventories	$512.1	$489.7

(6)	Property, Plant and Equipment

     Property, plant and equipment is stated at cost. Depreciable property is depreciated over the estimated useful lives of the assets, principally using the straight-line method. A summary of property, plant and equipment is shown below (in millions):

	September 27,	December 31,
	2003	2002

Land	$106.5	$100.2
Buildings and improvements	649.7	621.7
Machinery and equipment	2,387.0	2,193.0
Construction in progress	21.7	34.5

Total property, plant and equipment	3,164.9	2,949.4
Less — accumulated depreciation	(1,447.2)	(1,238.8)

Net property, plant and equipment	$1,717.7	$1,710.6

(7) Goodwill

     On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this statement, goodwill is no longer amortized but is subject to annual impairment analysis. The Company’s initial impairment analysis compared the fair values of each of its reporting units, based on discounted cash flow analyses, to the related net book values. As a result, the Company recorded impairment charges of $310.8 million ($298.5 million after tax) as of January 1, 2002. These charges are reflected as a cumulative effect of a change in accounting principle, net of tax in the consolidated statement of operations for the nine months ended September 28, 2002.

     A summary of the changes in the carrying amount of goodwill, by reportable operating segment, for the nine months ended September 27, 2003 is shown below (in millions):

			Electronic and
	Seating	Interior	Electrical	Total

Balance as of December 31, 2002	$971.6	$1,023.2	$865.6	$2,860.4
Foreign currency translation and other	25.4	(1.1)	12.8	37.1

Balance as of September 27, 2003	$997.0	$1,022.1	$878.4	$2,897.5

(8) Product Liabilities

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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     The Company records product warranty liabilities based on its individual customer agreements. Product warranty liabilities are recorded for known warranty issues when amounts related to such issues are probable and reasonably estimable.

     A summary of the changes in the product warranty liabilities for the nine months ended September 27, 2003 is shown below (in millions):

Balance as of December 31, 2002	$36.9
Expense, net	3.3
Settlements	(1.3)
Foreign currency translation and other	0.8

Balance as of September 27, 2003	$39.7

(9) Long-Term Debt

     A summary of long-term debt and the related weighted average interest rates, including the effect of hedging activities described in Note 14, “Financial Instruments,” is shown below (in millions):

	September 27, 2003		December 31, 2002

	Long-Term	Weighted Average	Long-Term	Weighted Average
	Debt	Interest Rate	Debt	Interest Rate

Credit facilities	$10.5	6.90%	$132.8	7.11%
Other	80.1	4.66%	80.9	4.84%

	90.6		213.7
Less — current portion	(4.4)		(3.9)

	86.2		209.8

Zero-coupon Convertible Senior Notes, due 2022	269.9	4.75%	260.7	4.75%
8.125% Senior Notes, due 2008	286.1	8.125%	262.3	8.125%
8.11% Senior Notes, due 2009	800.0	7.70%	800.0	8.11%
7.96% Senior Notes, due 2005	600.0	6.00%	600.0	6.16%

	1,956.0		1,923.0

Long-term debt	$2,042.2		$2,132.8

     As of September 27, 2003, the Company’s primary credit facilities consisted of a $1.7 billion amended and restated revolving credit facility, which matures on March 26, 2006; and a $250 million revolving credit facility, which matures on May 4, 2004.

     The Company’s primary credit facilities contain numerous restrictive covenants relating to the maintenance of certain financial ratios and to the management and operation of the Company. The covenants include, among other restrictions, limitations on indebtedness, guarantees, mergers, acquisitions, fundamental corporate changes, asset sales, investments, loans and advances, liens, dividends and other stock payments, transactions with affiliates and optional payments and modifications of debt instruments. The senior notes also contain covenants restricting the ability of the Company and its subsidiaries to incur liens and to enter into sale and leaseback transactions and restricting the ability of the Company to consolidate with, to merge with or into or to sell or otherwise dispose of all or substantially all of its assets.

     The Company’s obligations under its primary credit facilities and senior notes are guaranteed, on a joint and several basis, by certain of its wholly-owned subsidiaries. See Note 16, “Supplemental Guarantor Condensed Consolidating Financial Statements.”

(10) Net Income (Loss) Per Share

     Basic net income (loss) per share is computed using the weighted average common shares outstanding during the period. Diluted net income (loss) per share is computed using the average share price during the period when calculating the dilutive effect of common stock equivalents. A summary of shares outstanding is shown below:

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Weighted average shares outstanding	67,068,415	65,712,273	66,301,793	65,236,032
Dilutive effect of common stock equivalents	1,930,169	1,772,824	1,756,233	1,831,905

Diluted shares outstanding	68,998,584	67,485,097	68,058,026	67,067,937

     Certain options were not included in the computation of diluted shares outstanding, as inclusion would have resulted in antidilution. A summary of these options and their exercise prices is shown below:

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Antidilutive options	552,000	611,250	552,000	611,250
Exercise price	$54.22	$54.22	$54.22	$54.22

(11) Comprehensive Income (Loss)

     Comprehensive income (loss) is defined as all changes in a Company’s net assets except changes resulting from transactions with stockholders. It differs from net income (loss) in that certain items currently recorded in equity would be included in comprehensive income (loss). A summary of comprehensive income (loss) is shown below (in millions):

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Net income (loss)	$76.1	$61.6	$248.1	$(105.0)
Other comprehensive income (loss), net of tax:
Derivative instruments and hedging activities	1.2	(10.1)	9.6	(30.1)
Foreign currency translation adjustment	(0.8)	(7.0)	54.5	23.1

Other comprehensive income (loss)	0.4	(17.1)	64.1	(7.0)

Comprehensive income (loss)	$76.5	$44.5	$312.2	$(112.0)

(12) Pre-Production Costs Related to Long-Term Supply Agreements

     The Company incurs pre-production engineering, research and development (“ER&D”) and tooling costs related to the products produced for its customers under long-term supply agreements. The Company expenses all pre-production ER&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, the Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which the customer has not provided a noncancelable right to use the tooling. During the first nine months of 2003 and 2002, the Company capitalized $126.1 million and $91.1 million, respectively, of pre-production ER&D costs for which reimbursement is contractually guaranteed by the customer. In addition, during the first nine months of 2003 and 2002, the Company capitalized $259.0 million and $287.0 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided the Company a noncancelable right to use the tooling. During the nine months ended September 27, 2003 and September 28, 2002, the Company collected $328.6 million and $405.1 million, respectively, of cash related to pre-production ER&D and tooling costs previously capitalized.

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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(13) Segment Reporting

     The Company has three reportable operating segments: seating, interior and electronic and electrical. The seating segment includes seat systems and components thereof. The interior segment includes flooring and acoustic systems, door panels, instrument panels and cockpit systems, overhead systems and other interior products. The electronic and electrical segment includes electronic and electrical distribution systems, primarily wire harnesses, wireless systems and interior control systems. The Other category includes the corporate headquarters, geographic headquarters, the technology centers and the elimination of intercompany activities, none of which meets the requirements of being classified as an operating segment.

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

	Three Months Ended September 27, 2003

			Electronic and
	Seating	Interior	Electrical	Other	Consolidated

Revenues from external customers	$2,340.4	$655.5	$495.6	$—	$3,491.5
Income before interest, other expense and income taxes	167.2	13.7	43.9	(61.7)	163.1
Depreciation	30.5	28.0	16.7	7.4	82.6
Capital expenditures	24.1	21.0	21.0	10.8	76.9
Total assets	3,061.6	1,525.9	1,188.8	2,577.1	8,353.4

	Three Months Ended September 28, 2002

			Electronic and
	Seating	Interior	Electrical	Other	Consolidated

Revenues from external customers	$2,264.6	$608.6	$464.2	$—	$3,337.4
Income before interest, other expense and income taxes	116.0	33.1	59.1	(49.3)	158.9
Depreciation	33.7	25.8	17.1	(1.3)	75.3
Capital expenditures	26.2	24.6	18.4	1.6	70.8
Total assets	2,737.3	1,428.2	884.2	2,643.8	7,693.5

	Nine Months Ended September 27, 2003

			Electronic and
	Seating	Interior	Electrical	Other	Consolidated

Revenues from external customers	$7,861.9	$2,048.1	$1,581.4	$—	$11,491.4
Income before interest, other expense and income taxes	500.6	64.4	146.6	(174.9)	536.7
Depreciation	95.7	80.3	50.7	8.0	234.7
Capital expenditures	54.7	78.7	65.1	15.7	214.2
Total assets	3,061.6	1,525.9	1,188.8	2,577.1	8,353.4

	Nine Months Ended September 28, 2002

			Electronic and
	Seating	Interior	Electrical	Other	Consolidated

Revenues from external customers	$7,254.9	$1,905.0	$1,504.3	$—	$10,664.2
Income before interest, other expense and income taxes	357.1	107.0	173.1	(140.9)	496.3
Depreciation	100.4	74.1	50.0	(1.5)	223.0
Capital expenditures	58.8	57.8	53.3	3.4	173.3
Total assets	2,737.3	1,428.2	884.2	2,643.8	7,693.5

     Income before interest, other expense and income taxes and cash flow, as defined above, are not measures of performance determined in accordance with generally accepted accounting principles in the United States and is not intended as a measure of profitability or liquidity. A reconciliation of consolidated income before interest, other expense and income taxes to income before provision for income taxes and cumulative effect of a change in accounting principle is shown below (in millions):

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Income before interest, other expense and income taxes	$163.1	$158.9	$536.7	$496.3
Interest expense	44.0	51.6	144.7	159.2
Other expense, net	13.4	14.6	40.6	46.1

Income before provision for income taxes and cumulative effect a change in accounting principle	$105.7	$92.7	$351.4	$291.0

(14) Financial Instruments

     Several of the Company’s European subsidiaries factor their accounts receivable with financial institutions. Such receivables are factored without recourse to the Company and are excluded from accounts receivable in the consolidated balance sheets as of September 27, 2003 and December 31, 2002. The amount of factored receivables was $120.7 million and $160.4 million as of September 27, 2003 and December 31, 2002, respectively.

Asset-backed Securitization Agreement

     Under an asset-backed securitization facility (the “ABS facility”), the Company and several of its U.S. subsidiaries sell certain accounts receivable to a wholly-owned, consolidated, bankruptcy-remote special purpose corporation (Lear ASC Corporation). In turn, Lear ASC Corporation transfers undivided interests in up to $200 million of the receivables to bank-sponsored commercial-paper conduits. In November 2003, the ABS facility was amended to extend the expiration date to November 2004. As of September 27, 2003, the amount transferred to the conduits was $50.5 million. This amount is excluded from accounts receivable in the accompanying consolidated balance sheet as of September 27, 2003. A discount on the sale of receivables of $0.5 million and $1.4 million was recognized in the three months ended September 27, 2003 and September 28, 2002, respectively, and a discount on the sale of receivables of $2.0 million and $4.2 million was recognized in the nine months ended September 27, 2003 and September 28, 2002, respectively. This discount is reflected in other expense, net in the accompanying consolidated statements of operations.

     The Company retains a subordinated ownership interest in the pool of receivables sold to Lear ASC Corporation. As of September 27, 2003, $472.6 million had been transferred to Lear ASC Corporation, including $422.1 million of retained interests included in accounts receivable in the consolidated balance sheet as of September 27, 2003, which serve as credit enhancement for the facility. The Company continues to service the transferred receivables for an annual servicing fee. The conduit investors and Lear ASC Corporation have no recourse to the Company or its subsidiaries.

     Certain cash flows received from and paid to Lear ASC Corporation are shown below (in millions):

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Repayments of securitizations	$(23.1)	$(18.0)	$(138.5)	$(3.2)
Collections reinvested in securitizations	1,092.1	1,105.1	3,472.9	3,349.2
Servicing fees received	1.2	1.3	3.9	4.1

Derivative Instruments and Hedging Activities

     Forward foreign exchange, futures and option contracts — The Company uses forward foreign exchange, futures and option contracts to reduce the effect of fluctuations in foreign exchange rates on short-term, foreign currency denominated intercompany transactions and other known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Mexican Peso, the Canadian Dollar and the European Euro. Forward foreign exchange and futures contracts are accounted for as fair value hedges when the hedged item is a recognized asset or liability or

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

an unrecognized firm commitment. As of September 27, 2003, contracts representing $954.1 million of notional amount were outstanding with maturities of less than six months. As of September 27, 2003, the fair value of these contracts was approximately $(7.1) million. Forward foreign exchange, futures and option contracts are accounted for as cash flow hedges when the hedged item is a forecasted transaction or the variability of cash flows to be paid or received relates to a recognized asset or liability. As of September 27, 2003, contracts representing $875.4 million of notional amount were outstanding with maturities of less than two years. As of September 27, 2003, the fair value of these contracts was approximately $(14.1) million.

     Interest rate swap contracts — The Company uses interest rate swap contracts to manage its exposure to fluctuations in interest rates. Interest rate swap contracts which fix the interest payments of certain variable rate debt instruments are accounted for as cash flow hedges. Interest rate swap contracts which hedge the change in fair market value of certain fixed rate debt instruments are accounted for as fair value hedges. As of September 27, 2003, contracts representing $921.7 million of notional amount were outstanding with maturity dates of December 2003 through May 2009. Of these contracts, $421.7 million swap variable rate debt for fixed rate debt and $500.0 million swap fixed rate debt for variable rate debt. The fair value of these interest rate swap contracts is subject to changes in value due to changes in interest rates. As of September 27, 2003, the fair value of these interest rate swap contracts was approximately $(2.5) million.

     As of September 27, 2003 and December 31, 2002, net losses of approximately $16.9 million and $26.5 million, respectively, related to derivative instruments and hedging activities were recorded in accumulated other comprehensive loss. As of September 27, 2003, all cash flow hedges were scheduled to mature within two years, all fair value hedges of the Company’s fixed rate debt instruments were scheduled to mature within 68 months, and all fair value hedges of the Company’s foreign exchange exposure were scheduled to mature within six months. During the twelve month period ending October 2, 2004, the Company expects to reclassify into earnings net losses of approximately $15.5 million recorded in accumulated other comprehensive loss. Such losses will be reclassified at the time the underlying hedged transactions are realized. During the three and nine month periods ended September 27, 2003 and September 28, 2002, amounts recognized in the consolidated statements of operations related to changes in the fair value of cash flow and fair value hedges excluded from the effectiveness assessments and the ineffective portion of changes in the fair value of cash flow and fair value hedges were not material.

     Non-U.S. dollar financing transactions — The Company has designated its Euro-denominated 8.125% senior notes, due 2008 (Note 9, “Long-Term Debt”) as a net investment hedge of long-term investments in its Euro-functional subsidiaries. As of September 27, 2003, the amount recorded in cumulative translation adjustment related to the effective portion of the net investment hedge of foreign operations was approximately $(62.3) million.

(15) Accounting Pronouncements

     Derivative Instruments and Hedging Activities — The Financial Accounting Standards Board (“FASB”) has issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” the provisions of which apply to contracts entered into or modified after June 30, 2003 and to hedging relationships designated after June 30, 2003. SFAS No. 149 amends and clarifies the accounting for derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138. The effects of adoption were not significant.

     Financial Instruments — The FASB has issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” the provisions of which apply to financial instruments issued or modified after May 31, 2003 and to all other instruments at the beginning of the first interim period beginning after June 15, 2003. This statement requires liability recognition and fair value measurement for certain financial instruments. Although the Company has interests in certain consolidated joint ventures of limited duration, the effects of adoption were not significant.

     Variable Interest Entities — The FASB has issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” the provisions of which apply immediately to any variable interest entity created after January 31, 2003 and apply in the first period ending after December 15, 2003 to any variable interest entity created prior to February 1, 2003. The interpretation requires the consolidation of a variable interest entity by its primary beneficiary and may require the consolidation of a portion of a variable interest entity’s assets or liabilities under certain circumstances. The Company is evaluating the impact of adopting FIN No. 46. Based on the size of the entities under evaluation, the Company does not expect the adoption of FIN No. 46 to have a material impact on its financial statements.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(16) Supplemental Guarantor Condensed Consolidating Financial Statements

	September 27, 2003

			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated

			(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$0.4	$7.1	$95.0	$—	$102.5
Accounts receivable	32.8	463.6	1,756.2	—	2,252.6
Inventories	10.3	172.8	329.0	—	512.1
Recoverable customer engineering and tooling	(10.0)	104.3	90.8	—	185.1
Other	166.5	35.8	42.3	—	244.6

Total current assets	200.0	783.6	2,313.3	—	3,296.9

LONG-TERM ASSETS:
Property, plant and equipment, net	102.7	752.1	862.9	—	1,717.7
Goodwill, net	100.2	1,906.8	890.5	—	2,897.5
Investment in subsidiaries	2,021.7	1,214.6	—	(3,236.3)	—
Other	114.3	73.1	253.9	—	441.3

Total long-term assets	2,338.9	3,946.6	2,007.3	(3,236.3)	5,056.5

	$2,538.9	$4,730.2	$4,320.6	$(3,236.3)	$8,353.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$—	$0.3	$11.0	$—	$11.3
Accounts payable and drafts	155.8	751.3	1,497.7	—	2,404.8
Accrued liabilities	226.7	479.8	488.5	—	1,195.0
Current portion of long-term debt	0.9	0.7	2.8	—	4.4

Total current liabilities	383.4	1,232.1	2,000.0	—	3,615.5

LONG-TERM LIABILITIES:
Long-term debt	2,010.3	13.1	18.8	—	2,042.2
Intercompany accounts, net	(2,093.6)	1,986.1	107.5	—	—
Other	208.5	209.4	247.5	—	665.4

Total long-term liabilities	125.2	2,208.6	373.8	—	2,707.6

STOCKHOLDERS’ EQUITY	2,030.3	1,289.5	1,946.8	(3,236.3)	2,030.3

	$2,538.9	$4,730.2	$4,320.6	$(3,236.3)	$8,353.4

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(16) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(16) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	Three Months Ended September 27, 2003

			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated

			(Unaudited)
Net sales	$231.0	$1,738.0	$2,064.4	$(541.9)	$3,491.5
Cost of sales	236.1	1,561.6	1,932.0	(541.9)	3,187.8
Selling, general and administrative expenses	31.5	52.2	56.9	—	140.6
Interest expense	16.1	20.1	7.8	—	44.0
Intercompany (income) expense, net	(128.9)	82.8	46.1	—	—
Other (income) expense, net	(1.4)	8.9	5.9	—	13.4

Income before provision (credit) for income taxes and equity in net income of subsidiaries	77.6	12.4	15.7	—	105.7
Provision (credit) for income taxes	11.0	21.9	(3.3)	—	29.6
Equity in net income of subsidiaries	(9.5)	(23.6)	—	33.1	—

Net income	$76.1	$14.1	$19.0	$(33.1)	$76.1

	Three Months Ended September 28, 2002

			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated

			(Unaudited)
Net sales	$238.4	$1,791.8	$1,848.7	$(541.5)	$3,337.4
Cost of sales	230.4	1,622.3	1,741.9	(541.5)	3,053.1
Selling, general and administrative expenses	25.5	50.6	49.3	—	125.4
Interest expense	19.8	20.6	11.2	—	51.6
Intercompany (income) expense, net	(103.5)	98.0	5.5	—	—
Other (income) expense, net	5.6	10.3	(1.3)	—	14.6

Income (loss) before provision for income taxes and equity in net (income) loss of subsidiaries	60.6	(10.0)	42.1	—	92.7
Provision for income taxes	6.6	18.1	6.4	—	31.1
Equity in net (income) loss of subsidiaries	(7.6)	36.7	—	(29.1)	—

Net income (loss)	$61.6	$(64.8)	$35.7	$29.1	$61.6

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(16) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	Nine Months Ended September 27, 2003

			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated

	(Unaudited)
Net sales	$769.9	$5,764.5	$6,735.6	$(1,778.6)	$11,491.4
Cost of sales	774.7	5,198.9	6,330.9	(1,778.6)	10,525.9
Selling, general and administrative expenses	98.0	142.9	187.9	—	428.8
Interest expense	54.0	50.5	40.2	—	144.7
Intercompany (income) expense, net	(322.3)	258.9	63.4	—	—
Other expense, net	1.4	28.4	10.8	—	40.6

Income before provision (credit) for income taxes and equity in net income of subsidiaries	164.1	84.9	102.4	—	351.4
Provision (credit) for income taxes	27.5	91.6	(15.8)	—	103.3
Equity in net income of subsidiaries	(111.5)	(58.8)	—	170.3	—

Net income	$248.1	$52.1	$118.2	$(170.3)	$248.1

	Nine Months Ended September 28, 2002

			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated

			(Unaudited)
Net sales	$779.3	$5,707.6	$5,873.9	$(1,696.6)	$10,664.2
Cost of sales	777.0	5,169.3	5,528.3	(1,696.6)	9,778.0
Selling, general and administrative expenses	85.7	144.6	159.6	—	389.9
Interest expense	66.9	58.7	33.6	—	159.2
Intercompany (income) expense, net	(337.6)	296.4	41.2	—	—
Other expense, net	17.5	26.5	2.1	—	46.1

Income before provision for income taxes, equity in net loss of subsidiaries and cumulative effect of a change in accounting principle	169.8	12.1	109.1	—	291.0
Provision for income taxes	14.4	39.0	44.1	—	97.5
Equity in net loss of subsidiaries	260.4	10.7	—	(271.1)	—

Income (loss) before cumulative effect of a change in accounting principle	(105.0)	(37.6)	65.0	271.1	193.5
Cumulative effect of a change in accounting principle, net of tax	—	181.2	117.3	—	298.5

Net loss	$(105.0)	$(218.8)	$(52.3)	$271.1	$(105.0)

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(16) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	Nine Months Ended September 27, 2003

			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated

			(Unaudited)
Net cash provided by operating activities	$252.7	$118.9	$(12.0)	$—	$359.6

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(20.3)	(72.3)	(121.6)	—	(214.2)
Cost of acquisitions, net of cash acquired	(1.8)	—	(10.6)	—	(12.4)
Other, net	—	9.6	21.9	—	31.5

Net cash used in investing activities	(22.1)	(62.7)	(110.3)	—	(195.1)

Cash Flows from Financing Activities:
Long-term debt repayments, net	(121.9)	2.2	(6.4)	—	(126.1)
Short-term debt repayments, net	(4.5)	—	(23.9)	—	(28.4)
Proceeds from sale of common stock	42.5	—	—	—	42.5
Purchase of treasury stock	(1.1)	—	—	—	(1.1)
Decrease in drafts	(27.5)	7.7	(13.7)	—	(33.5)
Change in intercompany accounts	(118.2)	(45.2)	163.4	—	—

Net cash used in financing activities	(230.7)	(35.3)	119.4	—	(146.6)

Effect of foreign currency translation	—	(16.8)	9.7	—	(7.1)

Net Change in Cash and Cash Equivalents	(0.1)	4.1	6.8	—	10.8
Cash and Cash Equivalents at Beginning of Period	0.5	3.0	88.2	—	91.7

Cash and Cash Equivalents at End of Period	$0.4	$7.1	$95.0	$—	$102.5

	Nine Months Ended September 28, 2002

			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated

			(Unaudited)
Net cash provided by operating activities	$206.5	$90.6	$73.0	$—	$370.1

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(13.2)	(85.3)	(74.8)	—	(173.3)
Cost of acquisitions, net of cash acquired	(2.8)	—	(7.9)		(10.7)
Other, net	(26.8)	31.9	12.9	—	18.0

Net cash used in investing activities	(42.8)	(53.4)	(69.8)	—	(166.0)

Cash Flows from Financing Activities:
Issuance of senior notes	250.3	—	—		250.3
Long-term repayments, net	(530.1)	(4.2)	(4.1)	—	(538.4)
Short-term borrowings, net	30.0	0.5	(8.9)	—	21.6
Proceeds from sale of common stock	47.4	—	—	—	47.4
Increase in drafts	44.7	(1.4)	(13.7)	—	29.6
Other, net	0.1	—	0.5		0.6
Change in intercompany accounts	(3.6)	(43.1)	46.7	—	—

Net cash used in financing activities	(161.2)	(48.2)	20.5	—	(188.9)

Effect of foreign currency translation	—	7.1	(23.5)	—	(16.4)

Net Change in Cash and Cash Equivalents	2.5	(3.9)	0.2	—	(1.2)
Cash and Cash Equivalents at Beginning of Period	(2.1)	6.8	82.9	—	87.6

Cash and Cash Equivalents at End of Period	$0.4	$2.9	$83.1	$—	$86.4

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(16) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

     Basis of Presentation — Certain of the Company’s wholly-owned subsidiaries (the “Guarantors”) have unconditionally fully guaranteed, on a joint and several basis, the punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all of the Company’s obligations under the primary credit facilities and the indentures governing the Company’s senior notes, including the Company’s obligations to pay principal, premium, if any, and interest with respect to the senior notes. The senior notes consist of $600 million aggregate principal amount of 7.96% senior notes due May 15, 2005, $800 million aggregate principal amount of 8.11% senior notes due May 15, 2009, 250 million EUR aggregate principal amount of 8.125% senior notes due 2008 and $640 million aggregate principal amount at maturity of zero-coupon convertible senior notes due 2022. The Guarantors under the indentures are Lear Operations Corporation, Lear Corporation Automotive Holdings (formerly, UT Automotive), Lear Seating Holdings Corp. #50, Lear Corporation EEDS and Interiors, Lear Corporation Automotive Systems, Lear Technologies, L.L.C., Lear Midwest Automotive, Limited Partnership, Lear Automotive (EEDS) Spain S.L. and Lear Corporation Mexico, S.A. de C.V. On October 31, 2003, Lear Corporation Automotive Holdings was merged with and into Lear Corporation EEDS and Interiors. In lieu of providing separate unaudited financial statements for the Guarantors, the Company has included the unaudited supplemental guarantor condensed consolidating financial statements above. Management does not believe that separate financial statements of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented.

     Distributions — There are no significant restrictions on the ability of the Guarantors to make distributions to the Company.

     Selling and Administrative Expenses — The Parent allocated $24.1 million and $29.9 million in the three months ended September 27, 2003 and September 28, 2002, respectively, and $70.0 million and $66.5 million in the nine months ended September 27, 2003 and September 28, 2002, respectively, of corporate selling and administrative expenses to its operating subsidiaries. The allocations were based on various factors, which estimate usage of particular corporate functions, and in certain instances, other relevant factors, such as the revenues or the number of employees of the Company’s subsidiaries.

     Long-term debt of the Parent and the Guarantors — A summary of long-term debt of the Parent and the Guarantors on a combined basis is shown below (in millions):

	September 27,	December 31,
	2003	2002

Senior notes	$1,956.0	$1,923.0
Credit facilities	10.5	132.8
Other long-term debt	58.5	57.0

	2,025.0	2,112.8
Less — current portion	(1.6)	(0.4)

	$2,023.4	$2,112.4

The obligations of foreign subsidiary borrowers under the credit facilities are guaranteed by the Parent.

For a more detailed description of the above indebtedness, see Note 9, “Long-Term Debt.”

LEAR CORPORATION

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW

     We are the world’s largest automotive interior systems supplier based on net sales. Our net sales have grown rapidly from $7.3 billion for the year ended December 31, 1997 to $14.4 billion for the year ended December 31, 2002. The major sources of this growth have been new program awards and the implementation of a strategic acquisition plan to capitalize on supplier consolidation and globalization trends in the automotive industry. Our acquisitions have accounted for approximately two-thirds of our net sales growth over the past five years. Our customers are the major automotive manufacturers, including General Motors, Ford, DaimlerChrysler, BMW, PSA, Fiat, Volkswagen, Renault/Nissan, Toyota and Subaru.

     Demand for our products is directly related to automotive vehicle production. Automotive sales and production are cyclical and can be affected by numerous factors, including general economic conditions, labor relations issues and regulatory factors. In the third quarter of 2003, automotive production decreased by 5% in both North America and Western Europe as compared to the third quarter of 2002. Automotive production by General Motors, Ford and DaimlerChrysler in North America, in the aggregate, declined by approximately 10%. In addition, production on several of our key platforms in Western Europe declined by more than the industry average.

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

     Our customers require us to reduce costs and, at the same time, assume greater responsibility for the design, development, engineering and integration of interior products. Our profitability is dependent on our ability to implement product cost reductions in either our processes or those of our customers or to obtain similar reductions from our suppliers. Our profitability is also dependent on our ability to efficiently control program launch costs as well as changes in the timing of program launches. Further, we continually evaluate alternatives with respect to non-competitive facilities, which may include realignment of our existing manufacturing capacity, plant shutdowns or similar actions.

     For a more detailed description of other factors that have had, or may in the future have, a significant impact on our business, financial condition or results of operations, please refer to “ — Forward-Looking Statements” and Item 7, “ — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2002.

RESULTS OF OPERATIONS

Three Months Ended September 27, 2003 vs. Three Months Ended September 28, 2002

     Net sales were $3.5 billion in the third quarter of 2003 as compared to $3.3 billion in the third quarter of 2002, an increase of $154 million or 4.6%. New business, net of selling price reductions, and net foreign exchange rate fluctuations increased net sales by $193 million and $184 million, respectively. These increases were partially offset by the impact of lower vehicle production volumes which, combined with changes in platform and product mix, negatively impacted net sales by $126 million in North America and by $94 million in Western Europe.

     Gross profit and gross margin were $304 million and 8.7% in the quarter ended September 27, 2003 as compared to $284 million and 8.5% in the quarter ended September 28, 2002. The positive impact of new business, net foreign exchange rate fluctuations and the benefit from our productivity initiatives and other efficiencies contributed $11 million, $13 million and $24 million, respectively, to the increase in gross profit. These increases were partially offset by the negative impact of lower vehicle production volumes, changes in platform and product mix and selling price reductions, which collectively reduced gross profit by $29 million.

     Selling, general and administrative expenses, including research and development, were $141 million in the three months ended September 27, 2003 as compared to $125 million in the three months ended September 28, 2002. As a percentage of net sales, selling, general and administrative expenses were 4.0% and 3.8% in the third quarters of 2003 and 2002, respectively. Increased spending

LEAR CORPORATION

related to our investment in new programs and net foreign exchange rate fluctuations contributed $8 million and $7 million, respectively, to the increase in selling, general and administrative expenses.

     Interest expense was $44 million in the third quarter of 2003 as compared to $52 million in the third quarter of 2002. Our reduced debt balance, hedging activities and lower interest rates favorably impacted interest expense by approximately $4 million, $4 million and $2 million, respectively, and were partially offset by net foreign exchange rate fluctuations.

     Other expense, which includes state and local taxes, foreign exchange gains and losses, minority interest in consolidated subsidiaries, equity in net income of affiliates, gains and losses on the sales of fixed assets and other miscellaneous income and expense, was $13 million in the three months ended September 27, 2003 as compared to $15 million in the three months ended September 28, 2002.

     The provision for income taxes was $30 million, representing an effective tax rate of 28%, in the third quarter of 2003 as compared to $31 million, representing an effective tax rate of 33.5%, in the same quarter a year ago. The decrease in the effective tax rate is primarily the result of our overall tax planning strategy as well as the mix of our earnings outside the United States. The effective tax rates for the third quarters of 2003 and 2002 approximated the United States Federal statutory income tax rate of 35%, adjusted for income taxes on foreign earnings, losses and remittances, valuation adjustments, research and development credits and other items.

     Net income in the third quarter of 2003 was $76 million, or $1.10 per diluted share, as compared to $62 million, or $0.91 per diluted share, in the third quarter of 2002.

Reportable Operating Segments

     The financial information presented below is for our three reportable operating segments for the periods presented. These segments are: seating, which includes seat systems and the components thereof; interior, which includes flooring and acoustic systems, door panels, instrument panels and cockpit systems, overhead systems and other interior products; and electronic and electrical, which includes electronic and electrical distribution systems, primarily wire harnesses, wireless systems and interior power control systems. Financial measures regarding each segment’s income before interest, other expense and income taxes and income before interest, other expense and income taxes divided by net sales (“margin”) are not measures of performance under accounting principles generally accepted in the United States (“GAAP”). Such measures are presented because we evaluate the performance of our reportable operating segments, in part, based on income before interest, other expense and income taxes. These measures should not be considered in isolation or as a substitute for net income, net cash provided by operating activities or other income or cash flow statement data prepared in accordance with GAAP, or as measures of profitability or liquidity. In addition, these measures, as we determine them, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated income before interest, other expense and income taxes to income before provision for income taxes and cumulative effect of a change in accounting principle, refer to Note 13, “Segment Reporting.”

Seating

     Seating net sales were unchanged at $2.3 billion in the third quarters of 2003 and 2002. New business, net of selling price reductions, and net foreign exchange rate fluctuations positively impacted net sales by $20 million and $139 million, respectively. These increases were partially offset by the impact of lower vehicle production volumes which, combined with the changes in platform and product mix, negatively impacted net sales by $83 million. Income before interest, other expense and income taxes and the related margin on net sales were $167 million and 7.1% in the quarter ended September 27, 2003 as compared to $116 million and 5.1% in the quarter ended September 28, 2002. The positive impact of new business, net foreign exchange rate fluctuations and the benefit from our productivity initiatives and other efficiencies contributed $5 million, $5 million and $14 million, respectively, to the increase in income before interest, other expense and income taxes. Income before interest, other expense and income taxes also benefited from favorable platform and product mix which, partially offset by the impact of lower vehicle production volumes and selling price reductions, contributed $27 million to the increase.

Interior

     Interior net sales were $656 million in the third quarter of 2003 as compared to $609 million in the third quarter of 2002, an increase of $47 million or 7.7%. New business, net of selling price reductions, and net foreign exchange rate fluctuations positively impacted net sales by $104 million and $17 million, respectively. These increases were partially offset by the impact of lower vehicle production volumes which, combined with changes in platform and product mix, negatively impacted net sales by $74 million.

LEAR CORPORATION

Income before interest, other expense and income taxes and the related margin on net sales were $14 million and 2.1% in the quarter ended September 27, 2003 as compared to $33 million and 5.4% in the quarter ended September 28, 2002. The impact of lower vehicle production volumes, changes in product and platform mix and selling price reductions collectively reduced income before interest, other expense and income taxes by $31 million. This decrease was partially offset by the positive impact of new business and the benefit from our productivity initiatives and other efficiencies, which contributed $2 million and $11 million, respectively, to income before interest, other expense and income taxes.

Electronic and Electrical

     Electronic and electrical net sales were $496 million in the third quarter of 2003 as compared to $464 million in the third quarter of 2002, an increase of $31 million or 6.8%. New business, net of selling price reductions, and net foreign exchange rate fluctuations positively impacted net sales by $69 million and $28 million, respectively. These increases were partially offset by the impact of lower vehicle production volumes which, combined with changes in platform and product mix, negatively impacted net sales by $66 million. Income before interest, other expense and income taxes and the related margin on net sales were $44 million and 8.9% in the quarter ended September 27, 2003 as compared to $59 million and 12.7% in the quarter ended September 28, 2002. The impact of lower vehicle production, changes in product and platform mix and selling price reductions collectively reduced income before interest, other expense and income taxes by $25 million. This decrease was partially offset by the positive impact of new business, net foreign exchange rate fluctuations and the benefit from our productivity initiatives and other efficiencies, which contributed $4 million, $3 million and $3 million, respectively, to income before interest, other expense and income taxes.

Nine Months Ended September 27, 2003 vs. Nine Months Ended September 28, 2002

     Net sales were $11.5 billion in the first nine months of 2003 as compared to $10.7 billion in the first nine months of 2002, an increase of $827 million or 7.8%. New business, net of selling price reductions, and net foreign exchange rate fluctuations increased net sales by $733 million and $700 million, respectively. These increases were partially offset by the impact of lower vehicle production volumes which, combined with changes in platform and product mix, negatively impacted net sales by $256 million in North America and by $348 million in Western Europe.

     Gross profit and gross margin were $966 million and 8.4% in the nine months ended September 27, 2003 as compared to $886 million and 8.3% in the nine months ended September 28, 2002. The positive impact of new business, net foreign exchange rate fluctuations and the benefit from our productivity initiatives and other efficiencies contributed $45 million, $40 million and $70 million, respectively, to the increase in gross profit. These increases were partially offset by the negative impact of lower vehicle production volumes, changes in platform and product mix and selling price reductions, which collectively reduced gross profit by $76 million.

     Selling, general and administrative expenses, including research and development, were $429 million in the first nine months of 2003 as compared to $390 million in the first nine months of 2002. As a percentage of net sales, selling, general and administrative expenses were 3.7% in each of the nine month periods ended September 27, 2003 and September 28, 2002. Increased marketing efforts related to Asian automotive manufacturers, increased spending related to our investment in new programs and net foreign exchange rate fluctuations contributed $7 million, $8 million and $23 million, respectively, to the increase in selling, general and administrative expenses.

     Interest expense was $145 million in the nine months ended September 27, 2003 as compared to $159 million in the nine months ended September 28, 2002. Our reduced debt balance and hedging activities favorably impacted interest expense by $10 million and $9 million, respectively, and were partially offset by net foreign exchange rate fluctuations.

     Other expense, which includes state and local taxes, foreign exchange gains and losses, minority interest in consolidated subsidiaries, equity in net income of affiliates, gains and losses on the sales of fixed assets and other miscellaneous expenses, was $41 million in the first nine months of 2003 as compared to $46 million in the first nine months of 2002. A decrease in state and local taxes and minority interest in consolidated subsidiaries was partially offset by an increase in losses on the sales of fixed assets.

     The provision for income taxes was $103 million, representing an effective tax rate of 29.4%, in the nine months ended September 27, 2003 as compared to $98 million, representing an effective tax rate of 33.5%, in the same period a year ago. The decrease in the effective tax rate is primarily the result of our overall tax planning strategy as well as the mix of our earnings outside the United States. The effective tax rates for the first nine months 2003 and 2002 approximated the United States Federal statutory income tax

LEAR CORPORATION

rate of 35%, adjusted for income taxes on foreign earnings, losses and remittances, valuation adjustments, research and development credits and other items.

     Net income (loss) in the first nine months of 2003 was $248 million, or $3.65 per diluted share, as compared to $(105) million, or $(1.57) per diluted share, in the first nine months of 2002. On January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” under which goodwill is no longer amortized but is subject to annual impairment analysis. As a result of our initial impairment analysis, we recorded a cumulative effect of a change in accounting principle related to impairment charges of $311 million ($299 million after tax) as of January 1, 2002. Income before cumulative effect of a change in accounting principle in the first nine months of 2002 was $194 million, or $2.89 per diluted share.

Reportable Operating Segments

Seating

     Seating net sales were $7.9 billion in the nine months ended September 27, 2003 as compared to $7.3 billion in the nine months ended September 28, 2002, an increase of $607 million or 8.4%. New business, net of selling price reductions, and net foreign exchange rate fluctuations positively impacted net sales by $339 million and $525 million, respectively. These increases were partially offset by the impact of lower vehicle production volumes which, combined with changes in platform and product mix, reduced net sales by $258 million. Income before interest, other expense and income taxes and the related margin on net sales were $501 million and 6.4% in the first nine months of 2003 as compared to $357 million and 4.9% in the first nine months of 2002. The positive impact of new business, net foreign exchange rate fluctuations and the benefit from our productivity initiatives and other efficiencies contributed $27 million, $18 million and $44 million, respectively, to the increase in income before interest, other expense and income taxes. Income before interest, other expense and income taxes also benefited from favorable platform and product mix which, offset by the impact of lower vehicle production volumes and selling price reductions, contributed $54 million to the increase.

Interior

     Interior net sales were $2.0 billion in the nine months ended September 27, 2003 as compared to $1.9 billion in the nine months ended September 28, 2002, an increase of $143 million or 7.5%. New business, net of selling price reductions, and net foreign exchange rate fluctuations positively impacted net sales by $221 million and $66 million, respectively. These increases were partially offset by the impact of lower vehicle production volumes which, combined with changes in platform and product mix, reduced net sales by $144 million. Income before interest, other expense and income taxes and the related margin on net sales were $64 million and 3.1% in the first nine months of 2003 as compared to $107 million and 5.6 % in the first nine months of 2002. The impact of lower vehicle production volumes, changes in platform and product mix and selling price reductions collectively reduced income before interest, other expense and income taxes by $67 million. Net foreign exchange rate fluctuations also negatively impacted income before interest, other expense and income taxes by $8 million. These decreases were partially offset by the positive impact of new business and the benefit from our productivity initiatives and other efficiencies, which contributed $8 million and $20 million, respectively, to income before interest, other expense and income taxes.

Electronic and Electrical

     Electronic and electrical net sales were $1.6 billion in the nine months ended September 27, 2003 as compared to $1.5 billion in the nine months ended September 28, 2002, an increase of $77 million or 5.1%. New business, net of selling price reductions, and net foreign exchange rate fluctuations positively impacted net sales by $173 million and $109 million, respectively. These increases were partially offset by the impact of lower vehicle production volumes which, combined with changes in platform and product mix, reduced net sales by $205 million. Income before interest, other expense and income taxes and the related margin on net sales were $147 million and 9.3% in the first nine months of 2003 as compared to $173 million and 11.5% in the first nine months of 2002. The impact of lower vehicle production volumes, changes in platform and product mix and selling price reductions collectively reduced income before interest, other expense and income taxes by $60 million. This decrease was partially offset by the positive impact of new business, net foreign exchange rate fluctuations and the benefit from our productivity initiatives and other efficiencies, which contributed $10 million, $10 million and $15 million, respectively, to income before interest, other expense and income taxes.

Restructuring

     In order to better align our operations and capacity in response to reductions in global automotive production volumes, we began to implement a restructuring plan in the fourth quarter of 2001. This restructuring plan was designed to consolidate certain of our

LEAR CORPORATION

operations and to improve overall efficiencies and our long-term competitive position. As of September 27, 2003, the restructuring plan was complete.

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

Cash Flow

     Operating activities generated $360 million of cash in the first nine months of 2003 as compared to $370 million of cash in the first nine months of 2002. The net change in sold accounts receivable resulted in a $164 million decrease in cash provided by operating activities between periods. In addition, cash provided by operating activities decreased as a result of the net change in recoverable customer engineering and tooling, which was a use of $41 million of cash in 2003 as compared to a source of $21 million of cash in 2002. These reductions were partially offset by income before cumulative effect of a change in accounting principle, which improved by $55 million between periods, and the net change in working capital items, which generated $80 million of cash in the current period and used $52 million of cash in the prior year period. Increases in accounts receivable and accounts payable were a use of $455 million of cash and a source of $365 million of cash, respectively, in the first nine months of 2003, reflecting the timing of customer and supplier payments. Other current assets and accrued liabilities generated $174 million of cash in the first nine months of 2003, primarily as a result of the timing of commercial settlements and payroll-related payments, offset by the timing of domestic and foreign tax payments.

     Investing activities resulted in a cash usage of $195 million in the nine months ended September 27, 2003 as compared to $166 million in the nine months ended September 28, 2002. This increase is primarily the result of a $41 million increase in capital expenditures. We currently anticipate capital expenditures of approximately $315 million in 2003 and approximately $350 million in 2004.

     Financing activities resulted in a cash usage of $147 million in the first nine months of the current year as compared to $189 million in the first nine months of the prior year. This decrease is primarily due to lower repayments of our long-term debt as a result of decreased utilization of our asset-backed securitization facility (the “ABS facility”), partially offset by decreases in the amounts of short-term borrowings and drafts outstanding.

Capitalization

     We utilize uncommitted lines of credit to satisfy a portion of our short-term working capital requirements. For the nine months ended September 27, 2003 and September 28, 2002, our average outstanding unsecured short-term debt balances were $42 million and $47 million, respectively. Weighted average interest rates, including the effect of hedging activities, on the outstanding borrowings were 4.2% and 3.4% for the respective periods.

     In addition to cash provided by operating activities, we utilize a combination of committed credit facilities and long-term notes to fund our capital expenditure and base working capital requirements. For the nine months ended September 27, 2003 and September 28, 2002, our average outstanding long-term debt balances were $2.1 billion and $2.3 billion, respectively. Weighted average long-term interest rates, including rates under our committed credit facilities and the effect of hedging activities, were 6.7% in each of the respective periods.

     Scheduled cash interest payments on our outstanding senior notes are $68 million in the last three months of 2003, $135 million in 2004 and $111 million in 2005. Accretion of interest on our zero-coupon convertible senior notes is reflected as an increase in the accreted value of the notes.

     As of September 27, 2003, our primary credit facilities consisted of a $1.7 billion amended and restated revolving credit facility, which matures on March 26, 2006; and a $250 million revolving credit facility, which matures on May 4, 2004. As of the date of this Report, we have not sought or received a commitment from any lender to extend or replace our $250 million revolving credit facility that matures in May 2004.

LEAR CORPORATION

     As of September 27, 2003, we had $11 million outstanding under our primary credit facilities and $36 million committed under outstanding letters of credit, resulting in approximately $1.9 billion of unused availability under our primary credit facilities. In addition to debt outstanding under our primary credit facilities, we had $2.0 billion of debt, including short-term borrowings, outstanding as of September 27, 2003, consisting primarily of $600 million of senior notes due 2005, $800 million of senior notes due 2009, zero-coupon senior notes due 2022 with an accreted value of $270 million and 250 million EUR (approximately $286 million based on the exchange rate in effect as of September 27, 2003) of senior notes due 2008.

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

     We have in place an ABS facility, which provides for maximum purchases of adjusted accounts receivable of $200 million. Accounts receivable in an aggregate amount of $51 million were sold as of September 27, 2003. The level of funding under this facility is based on the credit ratings of our major customers as well as the level of aggregate accounts receivable in a specific month. In November 2003, the ABS facility was amended to extend the termination date to November 2004.

     In addition, several of our European subsidiaries factor their accounts receivable with financial institutions. Such receivables are factored without recourse to us and are excluded from accounts receivable in our consolidated balance sheets as of September 27, 2003 and December 31, 2002. The amounts of factored receivables were $121 million and $160 million as of September 27, 2003 and December 31, 2002, respectively. We cannot provide any assurances that these factoring facilities or our ABS facility will be available or utilized in the future.

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

     Our most significant foreign currency transactional exposures relate to the Mexican Peso, the Canadian Dollar and the European Euro. We have performed a quantitative analysis of our overall currency rate exposure as of September 27, 2003. The potential earnings impact related to transactional exposures from a hypothetical 10% strengthening of the U.S. dollar relative to all other currencies for a twelve-month period is approximately $(1) million. The potential earnings impact related to transactional exposures from a similar strengthening of the Euro relative to all other currencies for a twelve-month period is approximately $(2) million.

     As of September 27, 2003, foreign exchange contracts representing $1.9 billion of notional amount were outstanding with maturities of less than two years. The fair value of these foreign exchange contracts was approximately negative $21 million as of September 27, 2003. A 10% change in the value of the U.S. dollar relative to all other currencies would result in a $10 million change to the aggregated market value of these contracts. A 10% change in the value of the Euro relative to all other currencies would result in a $33 million change in the aggregated market value of these contracts.

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

     We have performed a quantitative analysis of our overall interest rate exposure as of September 27, 2003. This analysis assumes an instantaneous 100 basis point parallel shift in interest rates at all points of the yield curve. The potential adverse earnings impact from this hypothetical increase for a twelve-month period is approximately $5 million.

     As of September 27, 2003, interest rate swap contracts representing $922 million of notional amount were outstanding with maturity dates of December 2003 through May 2009. Of these contracts, $422 million swap variable rate debt for fixed rate debt, and $500 million swap fixed rate debt for variable rate debt. The fair value of these interest rate swap contracts is subject to changes in value due to changes in interest rates. The fair value of these contracts was approximately negative $3 million as September 27, 2003. A 100 basis point parallel increase or decrease in interest rates would result in a $13 million change in the aggregated market value of these instruments.

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

     The forward-looking statements set forth above are subject to risks and uncertainties. Please refer to “ — Forward-Looking Statements,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2002 and Note 8, “Product Liabilities,” to the consolidated financial statements included in this Report.

LEAR CORPORATION

Accounting Policies

     The preparation of our financial statements requires us to make estimates and assumptions that affect the amounts and disclosures reported in our consolidated financial statements. Our estimates are based on historical experience and currently available information. Actual results in these areas could differ from our estimates. For a discussion of our significant accounting estimates and policies, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies,” and Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in our Annual Report filed on Form 10-K for the year ended December 31, 2002. There have been no significant changes in our critical accounting policies or estimates during the first nine months of 2003.

Recently Issued Accounting Pronouncements

Derivative Instruments and Hedging Activities

     The Financial Accounting Standards Board (“FASB”) has issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” the provisions of which apply to contracts entered into or modified after June 30, 2003 and to hedging relationships designated after June 30, 2003. SFAS No. 149 amends and clarifies the accounting for derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138. The effects of adoption were not significant.

Financial Instruments

     The FASB has issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” the provisions of which apply to financial instruments issued or modified after May 31, 2003 and to all other instruments at the beginning of the first interim period beginning after June 15, 2003. This statement requires liability recognition and fair value measurement for certain financial instruments. Although we have interests in certain consolidated joint ventures of limited duration, the effects of adoption were not significant.

Variable Interest Entities

     The FASB has issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” the provisions of which apply immediately to any variable interest entity created after January 31, 2003 and apply in the first period ending after December 15, 2003 to any variable interest entity created prior to February 1, 2003. The interpretation requires the consolidation of a variable interest entity by its primary beneficiary and may require the consolidation of a portion of a variable interest entity’s assets or liabilities under certain circumstances. We are evaluating the impact of adopting FIN No. 46. Based on the size of the entities under evaluation, we do not expect the adoption of FIN No. 46 to have a material impact on our financial statements.

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

     We are required to provide our customers with annual cost savings as part of certain agreements. In addition, we have ongoing adjustments to our pricing arrangements with our customers based on the related content and cost of our products. We accrue for such amounts as our products are shipped to our customers. Such pricing accruals are adjusted as they are settled with our customers.

     In connection with prior acquisitions, we recorded loss contract accruals in purchase accounting in conjunction with the Lear-Donnelly acquisition, the UT Automotive acquisition, the Peregrine acquisition and the Delphi acquisition. These loss contract accruals were not recorded in the historical operating results of Lear-Donnelly, UT Automotive, Peregrine or Delphi. The losses included in the accrual have not been, and will not be, included in our operating results since the respective acquisition dates. Further, our future operating results will benefit from accruing these contract losses in the related purchase price allocations. In 2002, the loss

LEAR CORPORATION

contract accruals related to the Lear-Donnelly and Peregrine acquisitions were fully utilized. A summary of the remaining loss contract accrual activity related to the UT Automotive and Delphi acquisitions is shown below (in millions):

	Accrual at		Accrual at
	December 31,		September 27,
	2002	Utilized	2003

UT Automotive	4.7	(1.8)	2.9
Delphi	16.2	(4.5)	11.7

     During the first nine months of 2002, we utilized $2.1 million, $2.8 million, $2.8 million and $1.2 million of the loss contract accruals related to the Lear-Donnelly, UT Automotive, Peregrine and Delphi acquisitions, respectively.

Outlook

     For the fourth quarter of 2003, we expect net sales to be approximately $4.0 billion. The increase from a year ago reflects the addition of new business globally and a stronger Euro, offset by lower vehicle production in Western Europe (down 7%). We expect net income per share to be in the range of $1.75 to $1.85. Capital spending is projected to be approximately $100 million, and the corporate tax rate is anticipated to be approximately 28%.

     For the full year 2003, we expect net sales to be approximately $15.5 billion, compared with $14.4 billion in 2002. This increase reflects the addition of new business globally and a stronger Euro, offset in part by lower vehicle production in North America (down from 16.4 million units in 2002 to approximately 15.9 million units in 2003) and in Western Europe (down from 16.4 million units in 2002 to 15.9 million units in 2003). We expect net income per share to be in the range of $5.40 to $5.50 per share. Full-year capital spending is projected to be approximately $315 million.

     The foregoing constitute forward-looking statements that are subject to risks and uncertainties. Please refer to “- Forward-Looking Statements” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” in our Annual Report on Form 10-K for our year ended December 31, 2002 for a description of certain factors that may cause our actual results to differ from those expressed in our forward-looking statements.

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

LEAR CORPORATION

•	other risks, described from time to time in our other Securities and Exchange Commission filings.

     We do not assume any obligation to update any of these forward-looking statements.

LEAR CORPORATION

ITEM 4 — CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

     The Company has evaluated, under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer along with the Company’s Senior Vice President and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this quarterly report. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. However, based on that evaluation, the Company’s Chairman and Chief Executive Officer along with the Company’s Senior Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

(b) Changes in Internal Control over Financial Reporting

     There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

LEAR CORPORATION

PART II — OTHER INFORMATION

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

10.1	Performance Share Award Agreement dated September 23, 2003 between the Company and Robert E. Rossiter.

10.2	Performance Share Award Agreement dated September 23, 2003 between the Company and James H. Vandenberghe.

10.3	Performance Share Award Agreement dated September 23, 2003 between the Company and Douglas G. DelGrosso.

10.4	Performance Share Award Agreement dated September 23, 2003 between the Company and Donald J. Stebbins.

10.5	Performance Share Award Agreement dated September 23, 2003 between the Company and David C. Wajsgras.

10.6	Employment Agreement dated July 28, 2003 between the Company and Daniel A. Ninivaggi.

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a — 14(a) or Rule 15d — 14(a).

31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a — 14(a) or Rule 15d — 14(a).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K filed during the quarter ended September 27, 2003.

     On July 17, 2003, the Company filed a Current Report on Form 8-K dated July 17, 2003, under Item 5, Other Events and Regulation FD Disclosure, reporting its financial results for the second quarter of 2003 and updating its earnings guidance for full year 2003. In addition, under Item 9, Regulation FD Disclosure, the Company filed the visual slides from the webcast of its second quarter 2003 earnings call conducted on July 17, 2003. *

     On September 9, 2003, the Company filed a Current Report on Form 8-K dated September 9, 2003, under Item 9, Regulation FD Disclosure, filing the visual slides from a presentation to be made by certain officers of the Company at the Frankfurt Autoshow Conference on September 10, 2003. *

* Pursuant to General Instruction B of Form 8-K, the reports submitted to the Securities and Exchange Commission under Item 9, Regulation FD Disclosure, are not deemed to be “filed” for purpose of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), and we are not subject to the liabilities of that section with respect to such filings. We are not incorporating, and will not incorporate by reference, such reports into filings under the Securities Act of 1933 or the Exchange Act.

LEAR CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION

Dated: November 10, 2003	By:	/s/ Robert E. Rossiter

Robert E. Rossiter
Chairman and Chief Executive Officer

	By:	/s/ David C. Wajsgras

David C. Wajsgras
Senior Vice President and Chief Financial Officer

	By:	/s/ William C. Dircks

William C. Dircks
Vice President and Corporate Controller

LEAR CORPORATION

INDEX TO EXHIBITS

Exhibit
Number

10.1	Performance Share Award Agreement dated September 23, 2003 between the Company and Robert E. Rossiter.

10.2	Performance Share Award Agreement dated September 23, 2003 between the Company and James H. Vandenberghe.

10.3	Performance Share Award Agreement dated September 23, 2003 between the Company and Douglas G. DelGrosso.

10.4	Performance Share Award Agreement dated September 23, 2003 between the Company and Donald J. Stebbins.

10.5	Performance Share Award Agreement dated September 23, 2003 between the Company and David C. Wajsgras.

10.6	Employment Agreement dated July 28, 2003 between the Company and Daniel A. Ninivaggi.

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a — 14(a) or Rule 15d — 14(a).

31.2	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a — 14(a) or Rule 15d — 14(a).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.