Form 10-K
period 2003-12-31
LEAR CORP /DE/
filed 2004-03-15
CIK 842162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .

Commission file number: 1-11311

LEAR CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3386776 (I.R.S. Employer Identification No.)

21557 Telegraph Road, Southfield, MI (Address of principal executive offices)	48034 (zip code)

Registrant’s telephone number, including area code: (248) 447-1500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $.01 per share	Name of each exchange on which registered New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [  ]

Indicate by check mark whether the registrant is an accelerated filer (as described in Rule 12b-2 of the Act). Yes [✓] No [  ]

As of June 28, 2003, the aggregate market value of the registrant’s Common Stock, par value $.01 per share, held by non-affiliates of the registrant was $2,971,916,857. The closing price of the Common Stock on June 28, 2003 as reported on the New York Stock Exchange was $44.90 per share.

As of February 27, 2004, the number of shares outstanding of the registrant’s Common Stock was 68,437,074 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on May 13, 2004, as described in the Cross-Reference Sheet and a Table of Contents included herewith, are incorporated by reference into Part III of this Report.

PART I
ITEM 1 — BUSINESS
ITEM 2 — PROPERTIES
ITEM 3 — LEGAL PROCEEDINGS
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
SUPPLEMENTARY ITEM — EXECUTIVE OFFICERS OF THE COMPANY
PART II
ITEM 5 — MARKET FOR THE COMPANY’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6 — SELECTED FINANCIAL DATA
ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 8 — CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A — CONTROLS AND PROCEDURES
PART III
ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
ITEM 11 — EXECUTIVE COMPENSATION
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
Signatures
Index to Exhibits
Third Amendment to Agreement of Ltd. Partnership
Long-Term Stock Incentive Plan
Outside Directors Compensation Plan
Long-Term Stock Incentive Plan 2003 Director
Long-Term Stock Incentive Plan 2003 Restricted
Long-Term Stock Incentive Plan 2003 Deferral (US)
Long-Term Stock Incentive Plan 2003 Deferral (Non)
Computation of Net Income Per Share
Computation of Ratios of Earnings to Fixed Charges
Subsidiaries
Consent of Ernst & Young LLP
Notice regarding Consent of Arthur Andersen LLP
Certification of Principal Executive Officer
Certification of Principal Financial Officer
Sec. 906 Certification of Chief Executive Officer
Sec. 906 Certification of Chief Financial Officer

LEAR CORPORATION AND SUBSIDIARIES

CROSS REFERENCE SHEET AND TABLE OF CONTENTS

(1)	Certain information is incorporated by reference, as indicated below, from the registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on May 13, 2004 (the “Proxy Statement”).

(2)	A portion of the information required is incorporated by reference from the Proxy Statement sections entitled “Election of Directors” and “Directors and Beneficial Ownership.”

(3)	Proxy Statement sections entitled “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation.”

(4)	Proxy Statement section entitled “Directors and Beneficial Ownership - Security Ownership of Certain Beneficial Owners and Management.”

(5)	Proxy Statement section entitled “Certain Transactions.”

(6)	Proxy Statement section entitled “Fees of Independent Auditors.”

PART I

ITEM 1 - BUSINESS

In this Report, when we use the terms the “Company,” “Lear,” “we,” “us” and “our,” unless otherwise indicated or the context otherwise requires, we are referring to Lear Corporation and its consolidated subsidiaries. A substantial portion of the Company’s operations are conducted through wholly-owned and majority-owned subsidiaries controlled by Lear Corporation. The Company is also a party to various joint venture arrangements. Certain disclosures included in this Report constitute forward-looking statements that are subject to risk and uncertainty. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements” and “– Risk Factors.”

BUSINESS OF THE COMPANY

General

We were incorporated in Delaware in 1987. We are the world’s largest automotive interior systems supplier based on net sales. Our net sales have grown from $9.1 billion for the year ended December 31, 1998 to $15.7 billion for the year ended December 31, 2003, a compound annual growth rate of 12%. The major sources of this growth have been new program awards and the completion of the acquisition of UT Automotive, Inc. (“UT Automotive”) in May 1999. We supply every major automotive manufacturer in the world, including General Motors, Ford, DaimlerChrysler, BMW, Fiat, PSA, Volkswagen, Renault/Nissan, Toyota and Subaru.

We have capabilities in all five principal segments of the automotive interior market: seat systems; flooring and acoustic systems; door panels; instrument panels and cockpit systems; and overhead systems. We are also one of the leading global suppliers of automotive electronic and electrical distribution systems. As a result of these capabilities, we can offer our customers fully-integrated automotive interiors, including electronic and electrical distribution systems. In 2002, we were awarded the first-ever total interior integrator program by General Motors for the 2006 Buick LeSabre and Cadillac DeVille models. As a total interior integrator, we work closely with the customer on the design and are responsible for the engineering, component/module sourcing, manufacturing and delivery of the automotive interiors for these two full-size passenger cars.

We are focused on delivering high-quality automotive interior systems and components to our customers on a global basis. In order to realize substantial cost savings and improved product quality and consistency, automotive manufacturers are requiring their suppliers to manufacture automotive interior systems and components in multiple geographic markets. In recent years, we have followed our customers and expanded our operations significantly in Europe, South America, South Africa and Asia. As a result of our efforts to expand our worldwide operations, our net sales outside of the United States and Canada have grown from $3.7 billion in 1998 to $7.3 billion in 2003.

Strategy

Our principal objective is to expand our position as a leading global supplier and integrator of automotive interior systems, including seat systems, interior components and electrical systems. We pursue this objective by focusing on the needs of our customers.

Our customers face continuing competitive pressures to improve quality and functionality at a lower cost and to reduce time to market and capital needs. These trends have resulted in automotive manufacturers outsourcing complete automotive interior systems. We believe that the criteria for selection of automotive interior systems suppliers are not only cost, quality, technology, delivery and service but also, increasingly, worldwide presence and full-service capabilities.

Specific elements of our strategy include:

     • Enhance Strong Relationships with our Customers by Focusing on Customer Service and Quality. We seek to be viewed as a partner, rather than as a supplier, to our customers. We believe that strong relationships with our customers allow us to identify business opportunities and anticipate the needs of our customers in the early stages of vehicle design. Working closely with our customers in the early stages of designing and engineering automotive interior systems gives us a competitive advantage in securing new business. In addition, we believe that strong design and engineering capabilities are critical to securing total interior integrator programs. The keys to enhancing customer relationships are service and quality. We work to maintain an excellent reputation with our customers for timely delivery and customer service and for providing world-class quality at competitive prices. In the J.D. Power and Associates 2003 Seat Quality Report™, we improved our seat quality for the fourth straight year, and we continue to rank as the highest quality supplier that serves multiple automotive manufacturers. Also in 2003, we were ranked as America’s “Most Admired” Company in the motor vehicle parts industry by Fortune magazine. In recognition of our efforts, many of our facilities have won awards from the automotive manufacturers. We intend to maintain and improve the quality of our products and services through our ongoing “Quality First” initiative.

     • Expand our Business in Asian Markets and with Asian Automotive Manufacturers Worldwide. Our Asian strategy includes expanding our business in Asian markets and with Asian automotive manufacturers worldwide:

     • Expansion in Asian Markets. The Asian markets present growth opportunities, as automotive manufacturers expand production in this region to meet increasing demand. In particular, China is quickly becoming one of the largest automotive markets in the world, with approximately 3.9 million units produced in 2003 according to J.D. Power and Associates. We seek to partner with Chinese automotive manufacturers through supply and joint venture arrangements, and we are well positioned to take advantage of China’s emerging growth. We currently have eleven joint ventures in China, where the majority of our production is for the local market. We are focused on our core competencies, including seating, electrical distribution systems, door panels and flooring and acoustics. We also see opportunities for growth in Korea, where we expanded our presence in the local market in 2003 through the acquisition of a majority interest in Hanyil Co., Ltd., a seat supplier to Hyundai. We will seek to leverage this acquisition to grow our interior business beyond seats in Korea.

     • Asian Automotive Manufacturers. Asian automotive manufacturers are continuing to invest and expand their manufacturing operations in Asia (especially China), North America and Europe. We believe it is important to have a manufacturing footprint that aligns with our customers’ global presence. In 2003, we launched programs in North America with each of the three largest Japanese automotive manufacturers. Additional launches are planned for 2004 and 2005. We currently have eighteen strategic joint ventures based in North America and Asia serving our Asian customers, including Mazda, Toyota, Nissan, Subaru, Honda, Mitsubishi, Isuzu and Hyundai. In addition, many of our North American and European customers have made substantial investments in, or developed joint ventures with, Asian automotive manufacturers, including General Motors’ investments in Daewoo Motor, Suzuki Motor and Isuzu Motor; Ford’s investment in Mazda; DaimlerChrysler’s investments in Mitsubishi Motors and Hyundai Motor; and Renault’s investment in Nissan. As a result of our strong customer relationships, strategic alliances and full-service capabilities, we are well positioned to expand our business with Asian automotive manufacturers, both in Asia and elsewhere.

     • Improve European Business Structure and Expand European Market Share. In Europe, the automotive market is highly fragmented with significant overcapacity, making Europe a difficult market for automotive manufacturers and suppliers alike. We are continuing to improve our financial results in Europe by focusing significant new product initiatives on seating, electronics and cockpit programs, where there are opportunities for significant scale and we have a strong competitive position. We are also improving our overall business structure in Europe by consolidating administrative functions and reducing manufacturing costs by relocating and expanding component production in countries with lower labor costs.

     • Capitalize on Systems and Integration Opportunities. The same competitive pressures that led automotive manufacturers to outsource individual automotive interior components to independent suppliers have caused our customers to demand delivery of fully integrated automotive interior systems for new vehicle models. As automotive manufacturers continue to seek ways to differentiate their vehicles in the marketplace, improve quality and reduce costs, we believe they will increasingly look to independent suppliers to act as total interior integrators, by managing the design, engineering, sourcing, manufacturing and delivery of the total automotive interior. In 2002, we were awarded the first-ever total interior integrator program by General Motors for the 2006 Buick LeSabre and Cadillac DeVille models. We intend to leverage our leadership position in total interiors, particularly in North America, to offer one-stop interior solutions to our customers.

     • Leverage Electronic Capabilities and Invest in Product Technology and Design Capability. Consumers are demanding more in their automotive interiors, focusing on convenience, communication and safety, and automotive manufacturers increasingly view the vehicle interior as a major selling point to their customers. Because electronic and electrical distribution systems are an important part of automotive interior systems, we seek to take advantage of our capabilities in these areas to develop new products that respond to customer and consumer demands. We will also continue to make investments in technology and design capability to support our existing products as well as our new product development efforts. The focus of our research and development efforts is to identify new interior features that make vehicles safer, more comfortable and more attractive to consumers. We believe that in order to effectively develop total automotive interiors, it is necessary to integrate the engineering, research, design, development and validation of all of the automotive interior systems. We conduct extensive analysis and testing of consumer responses to automotive interior styling and innovations. We also have state-of-the-art acoustics testing and instrumentation and data analysis capabilities.

We maintain six advanced technology centers and several customer-focused product engineering centers where we design and develop new products and conduct extensive product testing. In addition, our advanced technology center in Southfield, Michigan, provides us with the ability to integrate engineering, research, design, development and validation capabilities for all five automotive interior systems at one location.

     • Maintain Flexible and Efficient Cost Structure. We believe that our cost structure has one of the highest percentages of variable costs in the automotive supplier industry. By maintaining low fixed costs, we are better able to withstand fluctuations in industry demand as well as changing competitive and macroeconomic conditions. Our variable cost structure is maintained, in part, through ongoing Six Sigma initiatives throughout the organization as well as initiatives to promote and enhance the sharing of technology, engineering, purchasing and capital investments across customer platforms and facility consolidation actions to align our business with changing market conditions.

     • Strategic Acquisitions. We intend to selectively pursue strategic acquisitions, where appropriate, to expand or complement our existing business while maintaining a strong balance sheet. We will focus on financially attractive acquisitions that strengthen our relationships with our customers, enhance our existing products, processes and technological capabilities or lower our costs. We expect that any such acquisitions will be consistent with our core business of providing high-quality automotive interior systems and components. In particular, we may seek acquisitions that further our strategy of expanding our business in the Asian markets and with Asian automotive manufacturers or complement our focus in Europe on seating and electronics.

Products

We conduct our business in three product operating segments: seating; interior; and electronic and electrical. The seating segment includes seat systems and components thereof. The interior segment includes flooring and acoustic systems, door panels, instrument panels and cockpit systems, overhead systems and other interior products. The electronic and electrical segment includes electronic and electrical distribution systems, primarily wire harnesses, wireless systems and interior control systems. Net sales by product segment for the year ended December 31, 2003 as a percentage of total net sales were as follows: 68% seating, 18% interior and 14% electronic and electrical. For further information related to our reportable operating segments, see Note 12, “Segment Reporting,” to the consolidated financial statements included in this Report.

     • Seating. The seating segment consists of the manufacture, assembly and supply of vehicle seating requirements. Seat systems typically represent approximately 30% to 40% of the total cost of an automotive interior. We produce seat systems for automobiles and light trucks that are fully-assembled and ready for installation. Seat systems are designed to achieve maximum passenger comfort by adding a wide range of manual and power features such as lumbar supports, cushion and back bolsters and leg and thigh supports.

As a result of our strong product design and product technology, we are a leader in designing seats with convenience features and enhanced safety. For example, our ProTec™ Self-Aligning Head Restraint is an advancement in front seat passive safety. By reducing the space between the occupant’s head and the headrest through use of a headrest system that “moves” with the occupant, the difference between the movement of the head and the shoulder area can be shortened in a rear-impact collision, potentially reducing the risk of injury. In addition, we are the exclusive manufacturer of a patented integrated restraint seat system that uses an ultra high-strength steel tower and a split-frame design to improve occupant comfort and convenience. We have also developed Occusense™ seats, which detect the size and weight of an occupant to control airbag deployment.

     • Interior. The interior segment consists of the manufacture, assembly and supply of interior systems and components. Interior products are designed to provide a harmonious and comfortable interior for the vehicle occupants as well as a variety of functional and safety features. Set forth below is a description of our principal interior products:

     • Flooring and Acoustic Systems. We have an extensive and comprehensive portfolio of SonoTec® acoustic products, including flooring systems and dash insulators. Carpet flooring systems generally consist of tufted or non-woven carpet with a thermoplastic backcoating which, when heated, allows the carpet to be fitted precisely to the interior or trunk compartment of the vehicle. Additional insulation materials are added to provide noise, vibration and harshness resistance. Non-carpeted flooring systems, used primarily in commercial and fleet vehicles, offer improved wear and maintenance characteristics. The dash insulator separates the passenger compartment from the engine compartment and is the primary component for preventing engine noise and heat from entering the passenger compartment.

     • Door Panels. Door panels consist of several component parts, which are attached to a substrate by various methods. Specific components include vinyl or cloth-covered appliqués, armrests, radio speaker grilles, map pocket compartments, carpet and sound-reducing insulation. In addition, door systems often incorporate electronic and electrical distribution systems and products, including lock and latch, window glass, window regulators and audio systems as well as wire harnesses for the control of power seats, windows, mirrors and door locks.

     • Instrument Panels and Cockpit Systems. The instrument panel is a complex system of coverings and foam, plastic and metal parts designed to house various components and act as a safety device for the vehicle occupant. The cockpit system consists of, among other things, the instrument panel trim / pad, structural subsystem, electrical distribution system, climate control, driver control pedals, steering controls and driver and passenger safety systems. Specific components of the cockpit system include instrument cluster / gauges, cross car structure, electronic and electrical components, wiring harness, audio system, heating, ventilation and air conditioning module, air distribution ducts, air vents, the steering column and wheel and glove compartment assemblies. Airbag technologies also continue to be an important component of cockpit systems. As a result of our research and development efforts, we have introduced cost-effective, integrated, seamless airbag covers, which we believe will increase occupant safety as well as provide greater styling flexibility for the automotive manufacturer. We have also developed Spray PUR™, a seamless polyurethane coating for instrument panels, which enables us to eliminate visual seams. This process will be used on the Cadillac DeVille and Buick LeSabre models beginning in 2006 and the Cadillac Escalade beginning in 2007. We believe that future trends in instrument panels and cockpit systems will continue to focus on safety, leading to the introduction of innovations such as inflatable knee restraints and energy-absorbing substructures.

     • Overhead Systems. Overhead systems consist of a headliner, lighting, visors, consoles, wiring and electronics as well as all other products located in the interior of the vehicle roof. Headliners consist of a substrate as well as a finished interior layer made of a variety of fabrics and materials. While headliners are an important contributor to interior aesthetics, they also provide insulation from road noise and can serve as carriers for a variety of other components, such as visors, overhead consoles, grab handles, coat hooks, electrical wiring, speakers, lighting and other electronic and electrical products. As the amount of electronic and electrical content available in vehicles has increased, headliners have emerged as an important carrier of technology since electronic features ranging from garage door openers to lighting systems are often optimally situated in the headliner.

     • Electronic and Electrical. The migration from electrical distribution systems to electronic and electrical distribution systems is facilitating the integration of wiring, electronics and switch/control products within the overall electrical architecture of a vehicle. This migration will reduce the overall system cost and weight and improve reliability and packaging by optimizing the overall system architecture and eliminating a portion of the terminals, connectors and wires normally required for a conventional electrical distribution system. Our umbrella technology, Intertronics™, reflects our ability to integrate electronic products with automotive interior systems. This technology is already having an impact on a number of new and next generation products. For example, our integrated seat adjuster module has two dozen fewer cut circuits and five fewer connectors, weighs a half of a pound less and costs twenty percent less than a traditional seat wiring system. In addition, our smart junction box combines traditional junction box function with electronic capabilities by incorporating electronic control functions traditionally located elsewhere in the vehicle.

Our electronic and electrical products are grouped into three categories:

          • Electronic and Electrical Distribution Systems. Wire harness assemblies are a collection of terminals, connectors and wires that connect all of the various electronic/electrical devices in the vehicle to each other and/or to a power source. Terminals and connectors are components of wire harnesses and other electronic/electrical devices that connect wire harnesses and electronic/electrical devices. Fuse boxes are centrally located boxes in the vehicle that contain fuses and/or relays for circuit and device protection as well as power distribution. Junction boxes serve as a connection point for multiple wire harnesses. They may also contain fuses and relays for circuit and device protection. Smart junction boxes are junction boxes with integrated electronic functions, which eliminate interconnections and increase overall system reliability. Certain vehicles may have two or three smart junction boxes linked as a multiplexed buss line.

          • Wireless Systems. The dual range/dual function remote keyless entry system allows a single transmitter button to perform multiple functions depending upon the operator’s distance from the vehicle. The remote keyless entry and immobilizer unit combines the features of a remote keyless entry receiver and the immobilizer key reader into a single device. Custom key fobs use decorative molding to offer a wide variety of options in fob design patterns and colors, including textures, logos, text and translucent and glow-in-the-dark colors. The passive entry system allows the vehicle operator to unlock the door without using a key or physically activating the remote keyless entry fob. The passive entry technology is imbedded in the fob so that a separate device is not required. In addition, we have developed our Tire Pressure Monitoring System and the related Intellitire™ Monitoring System, which alert drivers when tire pressure is low. Our Tire Pressure Monitoring System has received awards for 60% of Ford’s North American vehicles and several Hyundai models beginning in 2006. Some form of tire pressure monitoring system is expected to eventually be required on all new vehicles in the United States.

          • Interior Control Systems. The instrument panel center console control provides a control panel for the entertainment system, accessory switch functions, heating, ventilation and air conditioning. The multifunction turn signal control consolidates various combinations of hazard lights, headlamps, parking lamps, fog lamps, wiper and washer, cruise control, high/low headlamp beams and turn signal functions. The integrated seat adjuster module combines seat adjustment, power lumbar support, memory function and seat heating into one package. The integrated door control consolidates the controls for window lift, door lock, power mirror and seat heating. Lear’s Intertronic Flip Pack™ integrates electrical and interior components and performs all power seat and power door functions from two stacked panels, improving access for drivers. The Mechatronic™ lighting control module integrates electronic control logic and diagnostics with the headlamp switch. Other interior control system products include audio amplifiers, video modules and the floor-mounted MediaConsole™ with a flip-up screen that provides DVD and video game viewing for back-seat passengers.

Manufacturing

A description of the manufacturing processes for each of our operating segments is set forth below.

     • Seating. Our seating facilities use just-in-time manufacturing techniques, and products are delivered to the automotive manufacturers on a just-in-time basis. These facilities are typically located near our customers’ manufacturing and assembly sites. Our seating facilities utilize a variety of methods whereby fabric is affixed to an underlying seat frame. Raw materials, including steel, aluminum and foam chemicals, used in our seat systems are generally readily available and obtained from multiple suppliers under various supply agreements. Leather, fabric and certain components are also purchased from multiple suppliers under supply agreements. Typically, our supply agreements last for at least one year and are terminable by us for breach or convenience. Some purchased components are obtained from our customers.

     • Interior. Our interior systems process capabilities include injection molding, low-pressure injection molding, blow molding, compression molding, rotational molding, urethane foaming and vacuum forming as well as various trimming and finishing methods. Raw materials, including resin and chemical products, which are formed and assembled into end products, are obtained from multiple suppliers, typically under supply agreements which last for at least one year and are terminable by us for breach or convenience. In addition, we produce carpet at one North American plant. Smaller facilities are dedicated to specific groups of customers and are strategically located near their production facilities.

     • Electronic and Electrical. Electrical distribution systems are networks of wiring and associated control devices that route electrical power and signals throughout the vehicle. Wire harness assemblies consist of raw, coiled wire, which is automatically cut to length and terminated. Individual circuits are assembled together on a jig or table, inserted into connectors and wrapped or taped to form wire harness assemblies. Cell-based manufacturing techniques are applied to manufacture products on a just-in-time basis. All materials are purchased from suppliers, with the exception of a portion of the connectors that are produced internally. Certain materials are available from a limited number of suppliers. Supply agreements typically last for at least one year and are terminable by us for breach or convenience. The assembly process is labor intensive, and as a result, production is generally performed in low labor cost sites in Mexico, Honduras, the Philippines, Eastern Europe and North Africa.

Some of the principal components attached to the wiring harness assemblies that we manufacture include junction boxes, electronic control modules and switches. Junction boxes are manufactured in North America and Europe with a proprietary, capital intensive assembly process, utilizing printed circuit boards purchased from selected suppliers. Proprietary processes have been developed to improve the function of these junction boxes in harsh environments, including high temperatures and humidity. Electronic control modules are assembled using high-speed surface mount placement equipment in both North America and Europe. Switches are assembled from electrical, mechanical and decorated plastic parts purchased in the United States, Mexico and Europe, using a combination of manual and automated assembly and test methods.

While we internally manufacture many of the components that are included within our automotive interior systems, a substantial portion of these components are furnished by independent, tier II automotive suppliers and other vendors throughout the world. In certain instances, it would be difficult and expensive for us to change suppliers of products and services that are critical to our business. With the recent decline in automotive production and substantial and continuing pressures to reduce costs, certain of our suppliers have experienced, or may experience, financial difficulties. We seek to carefully manage our supplier relationships to minimize any significant disruptions of our operations. However, adverse developments affecting one or more of our major suppliers, including certain sole-source suppliers, could negatively impact our operating results. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors – Adverse developments affecting one or more of our major suppliers could harm our profitability.”

Customers

We serve the worldwide automotive and light truck market, which produced over 58 million vehicles in 2003. We have automotive interior content on over 300 vehicle nameplates worldwide, and our automotive manufacturer customers (including customers of our non-consolidated joint ventures) currently include:

- BMW	- Daewoo	- DaimlerChrysler	- Fiat
- Ford	- GAZ	- General Motors	- Honda
- Hyundai/Kia	- Mahindra & Mahindra	- Porsche	- PSA
- Renault/Nissan	- Subaru	- Suzuki	- Toyota
- Volkswagen/Audi	- Volvo

During the year ended December 31, 2003, General Motors and Ford, the two largest automotive and light truck manufacturers in the world, and their respective affiliates accounted for approximately 36% and 24%, respectively, of our net sales. Excluding net sales to Opel, Saab, Volvo, Jaguar and Land Rover, which are affiliates of General Motors or Ford, General Motors and Ford accounted for approximately 47% of our net sales in 2003. In addition, DaimlerChrysler accounted for approximately 11% of our net sales in 2003. For further information related to our customers and domestic and foreign sales and operations, see Note 12, “Segment Reporting,” to the consolidated financial statements included in this Report.

We receive blanket purchase orders from our customers. These purchase orders generally provide for the supply of a customer’s annual requirements for a particular vehicle model, rather than for the purchase of a specified quantity of products. Such supply relationships typically extend over the life of a vehicle model, with terms of up to ten years. Although purchase orders may be terminated at any time by our customers (but not by us), such terminations have been minimal and have not had a material impact on our results of operations. Our primary risk is that an automotive manufacturer will produce fewer units of a vehicle model than anticipated. In order to reduce our reliance on any one vehicle model, we produce automotive interior systems and components for a broad cross-section of both new and more established models. Our net sales for the year ended December 31, 2003 were comprised of the following vehicle categories: 52% cars, including 21% mid-size, 15% compact, 13% luxury/sport and 3% full-size, and 48% light truck, including 27% sport utility and 21% pickup and other light truck.

Our contracts with our major customers generally provide for an annual productivity cost reduction and provide for the recovery of increases in material and labor costs in rare instances. Historically, cost reductions through product design changes, increased productivity and similar programs with our suppliers have generally offset these customer-imposed productivity cost reduction requirements, although no assurances can be given that we will be able to achieve such cost reductions in the future. Our cost structure is comprised of a high percentage of variable costs. This structure provides us with additional flexibility during various economic cycles.

Technology

We believe that in order to develop effectively our total automotive interiors, it is necessary to integrate the engineering, research, design, development and validation of all of the automotive interior systems. Advanced technology development is conducted at our six advanced technology centers and at our product engineering centers worldwide. At these centers, we engineer our products to comply with applicable safety standards, meet quality and durability standards, respond to environmental conditions and conform to customer and consumer requirements. VisionWorks, our design studio located in Southfield, Michigan, develops and integrates new concepts and is our central location for consumer research, benchmarking, craftsmanship and industrial design activity for all of our automotive interior products.

We also have state-of-the-art acoustic testing and instrumentation and data analysis capabilities. We own an industry-leading validation test center featuring acoustic and sound quality testing, including a dual-surface, four-wheel chassis dynamometer acoustical chamber and reverberant sound room, capable of precision acoustic testing of front, rear and four-wheel drive vehicles. Together with the reverberant sound room, computer-controlled data acquisition and analysis capabilities provide precisely controlled laboratory testing conditions for sophisticated interior and exterior noise, vibration and harshness testing of parts, materials and systems, including powertrain, exhaust and suspension components. We also maintain an electromagnetic compactability lab at our electronic and electrical facility in Dearborn, Michigan, where we develop and test electronic products for compliance with FCC requirements as well as to meet customer specifications.

We have developed a number of designs for innovative interior features focused on increasing value to the customer. Our umbrella technology, Intertronics, reflects our ability to integrate electronic products with automotive interior systems. Intertronics products and technologies are grouped into three categories: electronic and electrical distribution systems; wireless systems; and interior control systems, which include smart junction boxes, remote keyless entry systems and advanced electronic products and switches. In addition, we incorporate many convenience, comfort and safety features into our interior designs, including advanced whiplash concepts, lifestyle vehicle interior storage systems, overhead integrated modules, integrated restraint seat systems (3-point and 4-point belt systems integrated into seats), side impact airbags, child restraint seats and integrated instrument panel airbag systems. We continually invest in our computer-aided-engineering-design and computer-aided-manufacturing systems. Recent enhancements to these systems include advanced acoustic modeling and analysis capabilities and the enhancement of our Virtual Technology Division website. Our Virtual Technology Division website is a tool used for global customer telecommunications, technology communications, collaboration and direct exchange of digital assets utilizing MediaXchange. In addition, the Virtual Technology Division website offers numerous design and engineering resources, which are available to all of our employees.

We have created certain brand identities, which highlight products for our customers. The ProTec™ brand identifies products optimized for interior safety; the SonoTec brand identifies products optimized for interior acoustics; and the EnviroTec™ brand identifies environmentally friendly products.

We hold in excess of 2,700 patents and patent applications pending worldwide. In addition, we hold several trademarks related to various manufacturing products and processes. We also license selected technologies to automotive manufacturers and other automotive suppliers. We continually strive to identify and implement new technologies for use in the design and development of our products.

We have dedicated, and will continue to dedicate, resources to research and development. Research and development costs incurred in connection with the development of new products and manufacturing methods, to the extent not recoverable from the customer, are charged to selling, general and administrative expenses as incurred. Such costs amounted to approximately $171.1 million, $176.0 million and $198.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. In addition, we capitalized $181.2 million, $135.6 million and $94.5 million of pre-production engineering, research and development costs which are recoverable from customers for the years ended December 31, 2003, 2002 and 2001, respectively.

Joint Ventures and Minority Interests

We form joint ventures in order to gain entry into new markets, facilitate the exchange of technical information, expand our product offerings and broaden our customer base. In particular, we believe that certain joint ventures have provided us, and will continue to provide us, with the opportunity to expand our business relationships with Asian automotive manufacturers. Recently awarded business with these customers includes seating and electrical products for the Hyundai Sonata/Santa Fe; flooring and acoustic systems, overhead systems and electrical products for the Honda Pilot/Element; seating for the Toyota Sienna; and seating for the BMW Brilliance in China. We currently have 29 strategic joint ventures located in ten countries. Of these joint ventures, twelve are consolidated and seventeen are accounted for using the equity method of accounting; fifteen operate in Asia, eleven operate in North America (including six that are dedicated to serving Asian automotive manufacturers) and three operate in Europe. Net sales of our consolidated joint ventures accounted for less than 3% of our net sales for the year ended December 31, 2003. Our investments in non-consolidated joint ventures and our cost method investments totaled $54.6 million and support fourteen customers on over twenty programs as of December 31, 2003. For further information related to our joint ventures, see Note 6, “Investments in Affiliates and Other Related Party Transactions,” to the consolidated financial statements included in this Report.

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

     • Interior. We are one of three primary independent suppliers in the outsourced North American flooring and acoustic systems market as well as one of the largest global suppliers of door panels and overhead systems. Our primary independent competitors in the flooring and acoustic systems market are Collins & Aikman and Rieter Automotive. Our major independent competitors in the remaining interior markets include Johnson Controls, Intier, Faurecia, Collins & Aikman, Visteon, Delphi and a large number of smaller operations.

     • Electronic and Electrical. We are one of the leading independent suppliers of automotive electronic and electrical distribution systems in North America and Western Europe. Our major competitors in this market include Delphi, Yazaki, Sumitomo, Alcoa-Fujikura and Valeo. However, the automotive electronic and electrical products industry remains highly fragmented. Other participants include Alps, Bosch, Cherry, Delphi, Denso, Kostal, Methode, Niles, Omron, Siemens VDO, TRW, Tokai Rika, Valeo, Visteon and others.

As the automotive supply industry becomes increasingly global, certain of our European and Asian competitors have begun to establish a stronger presence in North America.

Seasonality

Our principal operations are directly related to the automotive industry. Consequently, we may experience seasonal fluctuations to the extent automotive vehicle production slows, such as in the summer months when plants close for model year changeovers and vacations. Historically, our sales and operating profit have been the strongest in the second and fourth calendar quarters. See Note 14, “Quarterly Financial Data,” to the consolidated financial statements included in this Report.

Employees

As of December 31, 2003, Lear employed approximately 111,000 people worldwide, including approximately 31,000 people in the United States and Canada, 32,000 in Mexico, 33,000 in Europe and 15,000 in other regions of the world. A substantial number of our employees are members of unions. We have collective bargaining agreements with several unions, including: the United Auto Workers; the Canadian Auto Workers; UNITE; the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America; and the International Association of Machinists and Aerospace Workers. Virtually all of our unionized facilities in the United States and Canada have a separate agreement with the union that represents the workers at such facilities, with each such agreement having an expiration date that is independent of other collective bargaining agreements. The majority of our European and Mexican employees are members of industrial trade union organizations and confederations within their respective countries. Many of these organizations and confederations operate under national contracts, which are not specific to any one employer. We have occasionally experienced labor disputes at our plants. We have been able to resolve all such labor disputes and believe our relations with our employees are generally good.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements” and “– Risk Factors – A significant labor dispute involving us or one or more of our customers or suppliers or that could otherwise affect our operations could reduce our sales and harm our profitability.”

Sales Backlog

For information regarding our sales backlog, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Matters – Sales Backlog.”

Available Information on our Website

Our website address is http://www.lear.com. We make available on our website, free of charge, the periodic reports that we file with or furnish to the Securities and Exchange Commission (the “SEC”), as well as all amendments to these reports, as soon as reasonably practicable after such reports are filed with or furnished to the SEC. We also make available on our website, or in printed form upon request, free of charge, our Corporate Governance Guidelines, Code of Business Conduct and Ethics (which includes specific provisions for our executive officers), charters for the committees of our Board of Directors and other information relating to the Company.

ITEM 2 – PROPERTIES

As of December 31, 2003, our operations were conducted through 289 facilities, some of which are used for multiple purposes, including 136 production/manufacturing facilities, 38 just-in-time (“JIT”) manufacturing facilities, 43 administrative/technical support facilities, 19 assembly sites, six advanced technology centers and three distribution centers, in 34 countries. The remaining facilities are primarily warehouses. Our corporate headquarters is located in Southfield, Michigan. Our facilities range in size up to 1,016,000 square feet.

Of our 289 total facilities, which include facilities owned or leased by our consolidated subsidiaries, 141 are owned and 148 are leased with expiration dates ranging from 2004 through 2022. We believe that substantially all of our property and equipment is in good condition and that we have sufficient capacity to meet our current and expected manufacturing and distribution needs. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Financial Condition.”

The following table presents the locations of our operating facilities and the operating segments (1) that use such facilities:

Argentina	Garching-Hochbrueck (I)	Portugal	Duncan, SC (S)
Escobar, BA (S)	Ginsheim-Gustavsburg (M)	Palmela, SL (S)	Edinburgh, IN (I)
Pacheco, BA (E)	Koln (E)	Povoa de Lanhoso, BA (E)	El Paso, TX (W)
San Luis, SL (I)	Kronach (E)	Valongo, PO (E)	Elsie, MI (S)
Tortuguitas, BA (W)	Munchen (S)		Fenton, MI (S)
	Plattling (I)	Romania	Frankfort, IN (S)
Austria	Quakenbruck (S)	Pitesti (E)	Fremont, OH (I)
Graz (W)	Rietberg (S)		Grand Rapids, MI (S)
Koeflach (S)	Saarlouis (E)	Russia	Greencastle, IN (I)
	Wackersdorf (S)	Nizhniy Novgorod (S)	Hammond, IN (S)
Belgium	Wolfsburg (I)		Hazelwood, MO (S)
Genk (S)	Zwiesel (I)	Singapore	Holt, MI (S)
		Singapore (A/T)	Huron, OH (I)
Brazil	Honduras		Iowa City, IA (I)
Betim (S)	Naco, SB (E)	Slovakia	Ithaca, MI (W)
Cacapava (S)		Lozorno (I)	Janesville, WI (S)
Camacari (S)	Hungary		Lebanon, VA (I)
Gravatai (S)	Godollo (E)	South Africa	Lewistown, PA (I)
Juiz de For a (W)	Gyoer (S)	East London (S)	Liberty, MO (S)
Sao Paulo (A/T)	Gyongyos (E)	Port Elizabeth (S)	Louisville, KY (S)
	Mor (S)	Rosslynn (S)	Madison Heights, MI (S)
Canada			Madisonville, KY (I)
Ajax, ON (S)	India	South Korea	Manteca, CA (I)
Concord, ON (I)	Chennai (S)	Chunan (S)	Marshall, MI (I)
Kitchener, ON (S)	Halol (S)	Kyung Ju (S)	Mason, MI (S)
Mississauga, ON (I)	Nasik (S)	Seoul (S)	Mendon, MI (I)
St. Thomas, ON (S)	New Delhi (S)		Montgomery, AL (S)
Whitby, ON (S)	Thane (E)	Spain	Morristown, TN (S)
Windsor, ON (S)		Almussafes (E)	New Castle, DE (S)
Woodstock, ON (S)	Italy	Avila (E)	Newark, DE (S)
	Caivano, NA (S)	Epila (S)	Northwood, OH (I)
China	Cassino, FR (M)	Logrono (S)	Plymouth, IN (E)
Chongqing (S)	Grugliasco, TO (S)	Roquetes (E)	Plymouth, MI (S)
Hong Kong (A/T)	Melfi, PZ (M)	Valdemoro (S)	Pontiac, MI (S)
Shanghai (I)	Montelabbate, PS (I)	Valls (E)	Port Huron, MI (I)
Wuhan (E)	Pianfei, CN (I)		Rochester Hills, MI (S)
	Pozzo d’Adda, MI (S)	Sweden	Romulus, MI (S)
Czech Republic	Termini Imerese, PA (S)	Fargelanda (I)	Roscommon, MI (S)
Prestice (I)		Gothenburg (M)	Sheboygan, WI (I)
	Japan	Tanumshede (I)	Sidney, OH (I)
England	Atsugi-shi (E)	Tidaholm (I)	Southfield, MI (A/T)
Bicester, OX (S)	Hiroshima (E)	Trollhattan (M)	Strasburg, VA (I)
Birmingham, WM (I)	Tokyo (E)		Tampa, FL (E)
Coventry, CV (S)	Toyota (E)	Thailand	Taylor, MI (E)
Coventry, WM (S)		Bangkok (S)	Traverse City, MI (E)
Liverpool, ME (S)	Mexico	Nakornratchasima (S)	Walker, MI (S)
Nottingham, NG (S)	Chihuahua, CH (E)		Warren, MI (I)
	Hermosillo, SO (S)	Tunisia	Warren, OH (I)
France	Juarez, CH (M)	Bir El Bey (E)	Wauseon, OH (I)
Cergy (S)	Leon, GO (S)		Wentzville, MO (S)
Feignies (S)	Mexico City, DF (A/T)	Turkey	Winchester, VA (I)
Garches (E)	Puebla, PU (S)	Bostanci-Istanbul (E)	Zanesville, OH (E)
Guipry (E)	Ramos Arizpe, CO (S)	Bursa (S)
Lagny Le Sec (S)	Saltillo, CO (S)	Golcuk-Kocaeli (E)	Venezuela
Maisons-Laffitte (A/T)	Santa Catarina, NL (I)		Valencia (S)
Offranville (I)	Toluca, MX (I)	United States
		Alma, MI (I)	(1) Legend
Germany	Morocco	Arlington, TX (S)	S — Seating
Allershausen-Leonhardsbuch (S)	Tangier (E)	Atlanta, GA (S)	I— Interior
Besigheim (S)		Auburn Hills, MI (S)	E — Electronic and electrical
Boeblingen (S)	Netherlands	Bridgeton, MO (S)	M — Multiple segments
Bremen (S)	Weesp (A/T)	Carlisle, PA (I)	W — Warehouse
Ebersberg (I)		Chicago, IL (I)	A/T — Administrative/technical
Eisenach (S)	Philippines	Covington, VA (I)
Enseldorf (I)	LapuLapu City, CE (E)	Dayton, TN (I)
Gaimersheim (I)		Dearborn, MI (A/T)
	Poland	Detroit, MI (M)
Mielec (E)
Tychy (S)

Certain administrative/technical facilities are included within the operating segments.

ITEM 3 - LEGAL PROCEEDINGS

Commercial Disputes

We are involved from time to time in legal proceedings or claims relating to commercial or contractual disputes, including disputes with our suppliers. We will continue to vigorously defend ourselves against these claims. Based on present information, including our assessment of the merits of the particular claims, we do not expect that these legal proceedings or claims, either individually or in the aggregate, will have a material adverse effect on our business, consolidated financial position or results of operations. However, the ultimate outcome of legal matters cannot be predicted with any degree of certainty, and we can provide no assurances in this regard.

On January 29, 2002, Seton Company, one of our leather suppliers, filed a suit alleging that we had breached a purported agreement to purchase leather from it for seats for the life of the General Motors GMT 800 program. This suit presently is pending in the U.S. District Court for the Eastern District of Michigan. Seton seeks compensatory and exemplary damages on the remaining claims of contract breach and promissory estoppel. The Court has dismissed Seton’s other claims for damages. Lear has filed a counterclaim. We believe that we have significant defenses and intend to vigorously contest Seton’s claims. As of the date of this Report, discovery is continuing, and the trial is scheduled for the first quarter of 2005.

Product Liability Matters

In the event that use of our products results in, or is alleged to result in, bodily injury and/or property damage or other losses, we may be subject to product liability lawsuits and other claims. In addition, we are a party to warranty-sharing and other agreements with our customers relating to our products. These customers may pursue claims against us for contribution of all or a portion of the amounts sought in connection with product liability lawsuits and warranty claims. We can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to defend such claims. In addition, if any of our products are or are alleged to be defective, we may be required or requested by our customers to participate in a recall or other corrective action involving such products.

Environmental Matters

We are subject to local, state, federal and foreign laws, regulations and ordinances which govern activities or operations that may have adverse environmental effects and which impose liability for the costs of cleaning up certain damages resulting from past spills, disposal or other releases of hazardous wastes and environmental compliance. Our policy is to comply with all applicable environmental laws and to maintain an environmental management program based on ISO 14001 to ensure compliance. However, we currently are, have been and in the future may become the subject of formal or informal enforcement actions or procedures.

We have been named as a potentially responsible party at several third-party landfill sites and are engaged in the cleanup of hazardous waste at certain sites owned, leased or operated by us, including several properties acquired in our 1999 acquisition of UT Automotive, Inc. (“UT Automotive”). Certain present and former properties of UT Automotive are subject to environmental liabilities which may be significant. We obtained agreements and indemnities with respect to certain environmental liabilities from United Technologies Corporation (“UTC”) in connection with our acquisition of UT Automotive. UTC manages and directly funds these environmental liabilities pursuant to its agreements and indemnities with us. While we do not believe that the environmental liabilities associated with our current and former properties will have a material adverse effect on our business, consolidated financial position or results of future operations, no assurances can be given in this regard.

One of our subsidiaries and certain predecessor companies were named as defendants in an action filed by three plaintiffs in August 2001 in the Circuit Court of Lowndes County, Mississippi asserting claims stemming from alleged environmental contamination caused by an automobile parts manufacturing plant located in Columbus, Mississippi. The plant was acquired by us as part of the UT Automotive acquisition in May 1999 and sold almost immediately thereafter, in June 1999, to Johnson Electric Holdings Limited (“Johnson Electric”). In December 2002, approximately 61 additional cases were filed by approximately 1,000 plaintiffs in the same court against us and other defendants relating to similar claims. In September 2003, we were dismissed as a party to these cases. Since that time, we have been named again as a defendant in certain of these same cases. In January 2004, the Company and two of our subsidiaries were named in four new actions filed by approximately 80 individual plaintiffs related to alleged environmental contamination from the same facility. The plaintiffs in these actions are persons who allegedly were either residents and/or owned property near the facility or worked at the facility. Each of these complaints seeks compensatory and/or punitive damages. To date, there has been limited discovery in these cases and the probability of liability and the amount of damages in the event of liability are unknown. UTC, the former owner of UT Automotive, and Johnson Electric have each sought indemnification from us under the respective acquisition agreements, and we have claimed indemnification from them under the same agreements. To date, no company admits to, or has been found to have, an obligation to fully defend and indemnify any other. We intend to vigorously defend against these claims and believe that we will eventually be indemnified by either UTC or Johnson Electric for any resulting losses.

Other Matters

We are involved in certain other legal actions and claims arising in the ordinary course of business, including, without limitation, intellectual property matters, personal injury claims and employment matters. Although the outcome of any legal matter cannot be predicted with certainty, we do not believe that any of these other legal proceedings or matters in which we are currently involved, either individually or in the aggregate, will have a material adverse effect on our business, consolidated financial position or results of operations.

In January 2004, the U.S. Securities and Exchange Commission (“SEC”) commenced an informal inquiry into our September 2002 amendment of our 2001 Form 10-K. The amendment was filed to report our employment of relatives of certain of our directors and officers and certain related-party transactions. In connection with the informal inquiry, we received a request from the SEC to voluntarily produce documents and other relevant information concerning these matters and have done so. The SEC has advised us that the inquiry should not be construed as an indication by the Commission or its staff that any violations of law have occurred, or as an adverse reflection upon any person or security. We are cooperating with the inquiry.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

SUPPLEMENTARY ITEM – EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the names, ages and positions of our executive officers. Executive officers are elected annually by our Board of Directors and serve at the pleasure of our Board.

Name	Age	Position
Shari L. Burgess	45	Vice President and Treasurer
Douglas G. DelGrosso	42	President and Chief Operating Officer – Europe, Asia and Africa
William C. Dircks	43	Vice President and Corporate Controller
Roger A. Jackson	57	Senior Vice President – Human Resources
Daniel A. Ninivaggi	39	Vice President, Secretary and General Counsel
Robert E. Rossiter	58	Chairman and Chief Executive Officer
Donald J. Stebbins	46	President and Chief Operating Officer – Americas
James H. Vandenberghe	54	Vice Chairman
David C. Wajsgras	44	Senior Vice President and Chief Financial Officer

Set forth below is a description of the business experience of each of our executive officers.

Shari L. Burgess	Ms. Burgess is our Vice President and Treasurer, a position she has held since August 2002. Previously, she served as our Assistant Treasurer since July 2000 and in various senior financial positions since November 1992.

Douglas G. DelGrosso	Mr. DelGrosso is our President and Chief Operating Officer – Europe, Asia and Africa, a position he has held since August 2002. Previously, he was our Executive Vice President – International since September 2001, our Senior Vice President – Product Focus Group since October 2000, our Senior Vice President and President – North American and South American Operations since May 1999, our Senior Vice President – Interior Systems Group and Seat Trim Division since January 1999, our Vice President and President – GM Division since May 1997 and our Vice President and President – Chrysler Division since December 1995.

William C. Dircks	Mr. Dircks is our Vice President and Corporate Controller, a position he has held since May 2002. Previously, he was our Assistant Corporate Controller since May 2000. Prior to joining Lear, Mr.

Dircks was employed in various senior financial positions at Honeywell International Inc., including Corporate Finance Director for Enterprise Resource Planning.

Roger A. Jackson	Mr. Jackson is our Senior Vice President – Human Resources, a position he has held since October 1995. Previously, he served as Vice President – Human Resources for Allen Bradley, a wholly-owned subsidiary of Rockwell International, since 1991. Mr. Jackson was employed by Rockwell International or one of its subsidiaries from December 1977 until September 1995.

Daniel A. Ninivaggi	Mr. Ninivaggi is our Vice President, Secretary and General Counsel, positions that he has held since July 2003. Prior to joining Lear, Mr. Ninivaggi was a partner since 1998 in the New York office of Winston & Strawn LLP, specializing in corporate finance, securities law and mergers and acquisitions.

Robert E. Rossiter	Mr. Rossiter is our Chairman and Chief Executive Officer, a position he has held since January 2003. Mr. Rossiter has served as our Chief Executive Officer from October 2000 until the present, as our President from 1984 until December 2002 and as our Chief Operating Officer from 1988 until April 1997 and from November 1998 until October 2000. Mr. Rossiter also served as our Chief Operating Officer – International Operations from April 1997 until November 1998. Mr. Rossiter has been a director of Lear since 1988. Mr. Rossiter also serves on the Michigan Minority Business Development Council as Vice Chairman.

Donald J. Stebbins	Mr. Stebbins is our President and Chief Operating Officer – Americas, a position he has held since August 2002. Previously, he was our Executive Vice President – Americas since September 2001, our Senior Vice President and Chief Financial Officer since April 1997 and our Vice President and Treasurer since 1992.

James H. Vandenberghe	Mr. Vandenberghe is our Vice Chairman, a position he has held since November 1998. Previously, he served as our President and Chief Operating Officer – North American Operations from April 1997 until November 1998, our Chief Financial Officer from 1988 until April 1997 and as our Executive Vice President from 1993 until April 1997. Mr. Vandenberghe has been a director of Lear since 1995. Mr. Vandenberghe is also a director of Covisint, L.L.C.

David C. Wajsgras	Mr. Wajsgras is our Senior Vice President and Chief Financial Officer, a position he has held since January 2002. Previously, he was our Vice President and Corporate Controller since September 1999. Prior to joining Lear, Mr. Wajsgras served as Corporate Controller of Engelhard Corporation from September 1997 until August 1999 and was employed in various senior financial positions at AlliedSignal Inc. (now Honeywell International Inc.), including Chief Financial Officer of the Global Shared Services organization from March 1992 until September 1997. Mr. Wajsgras is also a director of 3Com Corporation.

PART II

ITEM 5 - MARKET FOR THE COMPANY’S COMMON STOCK, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Lear’s Common Stock is listed on the New York Stock Exchange under the symbol “LEA.” The Transfer Agent and Registrar for Lear’s Common Stock is The Bank of New York, located in New York, New York. On February 27, 2004, there were 1,334 holders of record of Lear’s Common Stock.

On November 13, 2003, we announced that our Board of Directors had initiated a quarterly dividend program and declared our first-ever cash dividend of $0.20 per share of common stock, payable on January 9, 2004 to shareholders of record at the close of business on December 15, 2003. On February 3, 2004, we announced that our Board of Directors had declared a cash dividend of $0.20 per share of common stock, payable on March 8, 2004 to shareholders of record at the close of business on February 18, 2004. We expect to pay quarterly cash dividends in the future, although such payment is dependent upon our financial condition, results of operations, capital requirements and other factors. Also, we are subject to the restrictions on the payment of dividends contained in our primary credit facilities and in certain other contractual obligations. Under our primary credit facilities, payment of a quarterly dividend is permitted if at the time our Board of Directors declares such dividend, no default under our primary credit facilities has occurred, is occurring or would occur as a result of such dividend. In addition, such dividends (and other similar payments) are not to exceed, in the aggregate, in any fiscal quarter, the greater of (i) $25,000,000; or (ii) (a) 50% of our (and our subsidiaries’) consolidated net income (as defined in our primary credit facilities) for the four consecutive quarters immediately prior to the payment quarter (100% if we achieve “investment grade status” as defined in our credit facilities) less (b) the cash amount of all dividends (and other similar payments) paid and redemptions made with respect to our common stock during the same four quarters.

The high and low sales prices per share of common stock, as reported by the New York Stock Exchange, are shown below:

	Price Range of
	Common Stock
For the year ended December 31, 2003:	High	Low
4th Quarter	$63.12	$52.64
3rd Quarter	$56.47	$46.02
2nd Quarter	$47.56	$35.35
1st Quarter	$41.66	$33.06

	Price Range of
	Common Stock
For the year ended December 31, 2002:	High	Low
4th Quarter	$41.65	$33.15
3rd Quarter	$49.09	$37.92
2nd Quarter	$52.49	$42.27
1st Quarter	$50.50	$35.52

ITEM 6 - SELECTED FINANCIAL DATA

The following income statement, balance sheet and cash flow statement data were derived from our consolidated financial statements. Our consolidated financial statements for the years ended December 31, 2003 and 2002, have been audited by Ernst & Young LLP. Our consolidated financial statements for the years ended December 31, 2001, 2000 and 1999, have been audited by Arthur Andersen LLP. The selected financial data below should be read in conjunction with our consolidated financial statements and the notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Report. For a discussion of the risks relating to Arthur Andersen LLP’s audit of our financial statements, please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors — Risks relating to Arthur Andersen LLP.”

For the year ended December 31,	2003	2002	2001 (1)	2000 (2)	1999 (3)
	(in millions (4))
Operating Data:
Net sales	$15,746.7	$14,424.6	$13,624.7	$14,072.8	$12,428.8
Gross profit	1,346.4	1,260.3	1,034.8	1,450.1	1,269.2
Selling, general and administrative expenses	573.6	517.2	514.2	524.8	483.7
Restructuring and other credits	—	—	—	—	(4.4)
Amortization of goodwill	—	—	90.2	89.9	76.6
Interest expense	186.6	210.5	254.7	316.2	235.1
Other expense, net (5)	52.0	64.1	85.8	47.2	47.1

Income before income taxes and cumulative effect of a change in accounting principle	534.2	468.5	89.9	472.0	431.1
Income taxes	153.7	157.0	63.6	197.3	174.0

Income before cumulative effect of a change in accounting principle	380.5	311.5	26.3	274.7	257.1
Cumulative effect of a change in accounting principle, net of tax (6)	—	298.5	—	—	—

Net income	$380.5	$13.0	$26.3	$274.7	$257.1

Basic net income per share	$5.71	$0.20	$0.41	$4.21	$3.84
Diluted net income per share	$5.55	$0.19	$0.40	$4.17	$3.80
Weighted average shares outstanding – basic	66,689,757	65,365,218	63,977,391	65,176,499	66,922,844
Weighted average shares outstanding – diluted	68,533,512	67,057,139	65,305,034	65,840,964	67,743,152
Dividends per share	$0.20	$—	$—	$—	$—
Balance Sheet Data:
Current assets	$3,375.4	$2,507.7	$2,366.8	$2,828.0	$3,154.2
Total assets	8,571.0	7,483.0	7,579.2	8,375.5	8,717.6
Current liabilities	3,582.1	3,045.2	3,182.8	3,371.6	3,487.4
Long-term debt	2,057.2	2,132.8	2,293.9	2,852.1	3,324.8
Stockholders’ equity	2,257.5	1,662.3	1,559.1	1,600.8	1,465.3
Other Data:
Ratio of earnings to fixed charges (7)	3.4x	3.0x	1.3x	2.4x	2.8x
Cash flows from operating activities	$586.3	$545.1	$829.8	$753.1	$560.3
Cash flows from investing activities	$(346.8)	$(259.3)	$(201.1)	$(225.1)	$(2,538.2)
Cash flows from financing activities	$(158.6)	$(295.8)	$(645.5)	$(523.8)	$2,038.0
Capital expenditures	$375.6	$272.6	$267.0	$322.3	$391.4
Employees at year end	111,022	114,694	113,577	121,636	121,102
Number of facilities (8)	289	283	309	335	330
North American content per vehicle (9)	$593	$579	$572	$553	$478
North American vehicle production (10)	15.9	16.4	15.5	17.2	17.0
Western European content per vehicle (11)	$327	$257	$240	$235	$227
Western European vehicle production (12)	16.2	16.4	16.7	16.3	16.1

(1)	Results include the effect of $149.2 million of restructuring and other charges ($110.2 million after tax), $90.2 million of goodwill amortization ($83.2 million after tax), $13.0 million of premium and write-off of deferred financing fees related to the prepayment of debt ($7.9 million after tax) and a $15.0 million net loss on the sale of certain businesses and other non-recurring transactions ($15.7 million after tax).

(2)	Results include $89.9 million of goodwill amortization ($82.9 million after tax) and the effect of a $3.2 million net gain on the sale of our sealants and foam rubber business, the sale of certain foreign businesses and other non-recurring transactions ($1.9 million loss after tax).

(3)	Results include $76.6 million of goodwill amortization ($69.8 million after tax).

(4)	Except per share data, weighted average shares outstanding, employees at year end, number of facilities, North American content per vehicle and Western European content per vehicle.

(5)	Includes state and local non-income taxes, foreign exchange gains and losses, minority interests in consolidated subsidiaries, equity in net income of affiliates, gains and losses on the sales of fixed assets and other miscellaneous income and expense.

(6)	The cumulative effect of a change in accounting principle results from goodwill impairment charges recorded in conjunction with the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

(7)	“Fixed charges” consist of interest on debt, amortization of deferred financing fees and that portion of rental expenses representative of interest. “Earnings” consist of income before provision for income taxes, minority interests in consolidated subsidiaries, equity in the undistributed net income of affiliates, fixed charges and cumulative effect of a change in accounting principle.

(8)	Includes facilities operated by our consolidated subsidiaries.

(9)	“North American content per vehicle” is our net sales in North America divided by estimated total North American vehicle production. Content per vehicle data excludes business conducted through non-consolidated joint ventures. Content per vehicle data for 2002 has been updated to reflect actual production levels.

(10)	“North American vehicle production” includes car and light truck production in the United States, Canada and Mexico as provided by J.D. Power and Associates.

(11)	“Western European content per vehicle” is our net sales in Western Europe divided by estimated total Western European vehicle production. Content per vehicle data excludes business conducted through non-consolidated joint ventures. Content per vehicle data for 2002 has been updated to reflect actual production levels.

(12)	“Western European vehicle production” includes car and light truck production in Austria, Belgium, France, Germany, Italy, the Netherlands, Portugal, Spain, Sweden and the United Kingdom as provided by J.D. Power and Associates.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are the world’s largest automotive interior systems supplier based on net sales. Our net sales have grown from $9.1 billion for the year ended December 31, 1998 to $15.7 billion for the year ended December 31, 2003. The major sources of this growth have been new program awards and the completion of the acquisition of UT Automotive, Inc. (“UT Automotive”) in May 1999. Our customers are the major automotive manufacturers, including General Motors, Ford, DaimlerChrysler, BMW, Fiat, PSA, Volkswagen, Renault/Nissan, Toyota and Subaru.

We have capabilities in all five principal segments of the automotive interior market: seat systems; flooring and acoustic systems; door panels; instrument panels and cockpit systems; and overhead systems. We are also one of the leading global suppliers of automotive electronic and electrical distribution systems. As a result of these capabilities, we can offer our customers fully-integrated automotive interiors, including electronic and electrical distribution systems. In 2002, we were awarded the first-ever total interior integrator program by General Motors for the 2006 Buick LeSabre and Cadillac DeVille models. As a total interior integrator, we work closely with the customer on the design and are responsible for the engineering, component/module sourcing, manufacturing and delivery of the automotive interiors for these two full-size passenger cars.

Demand for our products is directly related to automotive vehicle production. Automotive sales and production can be affected by general economic conditions, labor relations issues, regulatory requirements, trade agreements and other factors. In addition to overall automotive production, our operating results are significantly impacted by the commercial success of the vehicle platforms for which we supply products as well as the relative profitability of these platforms. Our operating results also depend on the market share of our customers. General Motors and Ford and their respective affiliates together accounted for approximately 59% of our net sales in 2003. Excluding Opel, Saab, Volvo, Jaguar and Land Rover, which are affiliates of General Motors or Ford, General Motors and Ford accounted for approximately 47% of our net sales in 2003. A significant loss of business with respect to these customers or with respect to any vehicle model for which we are a significant supplier could materially and negatively affect our operating results.

In 2003, automotive production decreased by approximately 3% in North America and approximately 2% in Western Europe as compared to 2002. Automotive production by General Motors, Ford and DaimlerChrysler in North America, in the aggregate, declined by approximately 6%. In addition, production on several of our key platforms in Western Europe declined by more than the industry average. Automotive industry conditions in North America and Europe continue to be challenging. In North America, the industry is characterized by significant overcapacity, fierce competition and significant pension and healthcare liabilities for the domestic automotive manufacturers. In Europe, the market structure is highly fragmented with significant overcapacity. Historically, the majority of our sales have been derived from the U.S.-based automotive manufacturers in North America, as well as automotive manufacturers in Western Europe. Our ability to increase sales in the future will depend, in part, on our ability to increase our penetration of Asian markets and our sales to Asian automotive manufacturers. See “– Risk Factors – The loss of business from a major customer could reduce our sales and harm our profitability.”

Our customers require us to reduce costs and, at the same time, assume greater responsibility for the design, development, engineering and integration of interior products. We seek to enhance our profitability by investing in technology, design capabilities and new product initiatives that respond to the needs of our customers and consumers. Our profitability is also dependent on our ability to implement product cost reductions in either our processes or those of our customers or to obtain similar reductions from our suppliers. We continually evaluate alternatives to align our business with the changing needs of our customers and to lower the operating costs of our company. This may include the realignment of our existing manufacturing capacity, facility closures or similar actions.

In evaluating our financial condition and operating performance, we focus primarily on profitable sales growth and cash flows of our operating segments as well as return on invested capital on a consolidated basis. In addition to maintaining and expanding our business with our existing customers in our more established markets, our future profitable sales growth depends, in part, on our ability to expand our business in Asian markets and with Asian automotive manufacturers worldwide. The Asian markets present growth opportunities, as automotive manufacturers expand production in these markets to meet increasing demand. We currently have eleven joint ventures in China and several other joint ventures dedicated to serving Asian automotive manufacturers. We will continue to seek ways to expand our business in Asian markets and with Asian automotive manufacturers worldwide.

Our success in generating cash flow will depend, in part, on our ability to efficiently manage working capital. Working capital can be significantly impacted by the timing of cash flows from sales and purchases. In addition, our cash flow is dependent on our ability to maintain a disciplined capital spending program. We can strengthen our balance sheet by promoting a flexible cost structure and efficiently utilizing our asset base. Return on invested capital is a measure of the efficiency with which assets are deployed to increase earnings. Improvements in our return on invested capital will depend on our ability to maintain an appropriate asset base for our business and to increase productivity and operating efficiency.

For further information related to other factors that have had, or may in the future have, a significant impact on our business, financial condition or results of operations, see “— Forward-Looking Statements” and “— Risk Factors.”

Results of Operations

A summary of our operating results as a percentage of net sales is shown below:

For the year ended December 31,	2003		2002		2001
Net sales
Seating	$10,743.9	68.2%	$9,853.5	68.3%	$9,290.2	68.2%
Interior	2,817.2	17.9	2,550.4	17.7	2,434.1	17.9
Electronic and electrical	2,185.6	13.9	2,020.7	14.0	1,900.4	13.9

Net sales	15,746.7	100.0	14,424.6	100.0	13,624.7	100.0
Gross profit	1,346.4	8.6	1,260.3	8.7	1,034.8	7.6
Selling, general and administrative expenses	573.6	3.6	517.2	3.6	514.2	3.8
Amortization of goodwill	—	—	—	—	90.2	0.7
Interest expense	186.6	1.2	210.5	1.5	254.7	1.9
Other expense, net	51.8	0.3	52.1	0.4	78.3	0.6
Net income	380.5	2.4	13.0	0.1	26.3	0.2

Year Ended December 31, 2003, Compared With Year Ended December 31, 2002

Net sales for the year ended December 31, 2003, were $15.7 billion as compared to $14.4 billion for the year ended December 31, 2002, an increase of $1.3 billion or 9.2%. New business, net of selling price reductions, and net foreign exchange rate fluctuations each increased net sales by $1.0 billion. These increases were partially offset by unfavorable changes in platform and product mix in Europe, which negatively impacted net sales by $424 million, and the impact of lower vehicle production volumes in North America, which negatively impacted net sales by $285 million.

Gross profit and gross margin were $1,346 million and 8.6% in 2003, as compared to $1,260 million and 8.7% in 2002. The benefit from our productivity initiatives and other efficiencies, net foreign exchange rate fluctuations and the positive impact of new business contributed $109 million, $61 million and $48 million, respectively, to the increase in gross profit. These increases were partially offset by the negative impact of lower vehicle production volumes in North America, unfavorable platform and product mix in both North America and Europe and selling price reductions, which collectively reduced gross profit by $104 million. Facility consolidation costs also negatively impacted gross profit by $37 million.

Selling, general and administrative expenses, including research and development, were $574 million for the year ended December 31, 2003, as compared to $517 million for the year ended December 31, 2002. As a percentage of net sales, selling, general and administrative expenses were 3.6% in both 2003 and 2002. Net foreign exchange rate fluctuations and increased marketing efforts related to Asian automotive manufacturers contributed $32 million and $7 million, respectively, to the increase in selling, general and administrative expenses.

Research and development costs incurred in connection with the development of new products and manufacturing methods, to the extent not recoverable from the customer, are charged to selling, general and administrative expenses as incurred. Such costs totaled $171 million in 2003 and $176 million in 2002. In addition, we capitalized $181 million and $136 million of pre-production engineering, research and development costs which are recoverable from the customer for the years ended December 31, 2003 and 2002, respectively.

Interest expense was $187 million in 2003 as compared to $211 million in 2002. Our reduced debt balance and lower interest rates, after giving effect to our hedging activities, favorably impacted interest expense by $14 million and $13 million, respectively, and were partially offset by the impact of net foreign exchange rate fluctuations.

The provision for income taxes was $154 million, representing an effective tax rate of 28.8%, for the year ended December 31, 2003, as compared to $157 million, representing an effective tax rate of 33.5%, for the year ended December 31, 2002. The decrease in the effective tax rate is primarily the result of our overall tax planning strategy as well as the mix of our earnings outside the United States. The effective tax rates for 2003 and 2002 approximated the United States Federal statutory income tax rate of 35%, adjusted for income taxes on foreign earnings, losses and remittances, valuation adjustments, research and development credits and other items. For further information related to income taxes, see Note 9, “Income Taxes,” to the consolidated financial statements included in this Report.

Net income was $381 million, or $5.55 per diluted share, for the year ended December 31, 2003, as compared to $13 million, or $0.19 per diluted share, for the year ended December 31, 2002. On January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, under which goodwill is no longer amortized but is subject to annual impairment analysis. As a result of our initial impairment analysis, we recorded a cumulative effect of a change in accounting principle related to impairment charges of $311 million ($299 million after tax) as of January 1, 2002. Income before cumulative effect of a change in accounting principle was $312 million, or $4.65 per diluted share, in 2002.

Reportable Operating Segments

The financial information presented below is for our three reportable operating segments for the periods presented. These segments are: seating, which includes seat systems and the components thereof; interior, which includes flooring and acoustic systems, door panels, instrument panels and cockpit systems, overhead systems and other interior products; and electronic and electrical, which includes electronic and electrical distribution systems, primarily wire harnesses, wireless systems and interior control systems. Financial measures regarding each segment’s income before interest, other expense and income taxes and income before interest, other expense and income taxes divided by net sales (“margin”) are not measures of performance under accounting principles generally accepted in the United States (“GAAP”). Such measures are presented because we evaluate the performance of our reportable operating segments, in part, based on income before interest, other expense (including minority interests in consolidated subsidiaries and equity in net income of affiliates) and income taxes. These measures should not be considered in isolation or as a substitute for net income, net cash provided by operating activities or other income statement or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, these measures, as we determine them, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated income before interest, other expense and income taxes to income before provision for income taxes, minority interests in consolidated subsidiaries, equity in net income of affiliates and cumulative effect of a change in accounting principle, see to Note 12, “Segment Reporting,” to the consolidated financial statements included in this Report.

Seating –

Seating net sales were $10.7 billion for the year ended December 31, 2003, as compared to $9.9 billion for the year ended December 31, 2002, an increase of $890 million or 9.0%. Net foreign exchange rate fluctuations, new business, net of selling price reductions, and the acquisition of Hanyil Co., Ltd., an automotive seats supplier in Korea, positively impacted net sales by $758 million, $555 million and $13 million, respectively. These increases were partially offset by the impact of lower vehicle production volumes which, combined with changes in platform and product mix, reduced net sales by $437 million. Income before interest, other expense and income taxes and the related margin on net sales were $738 million and 6.9% in 2003 as compared to $562 million and 5.7% in 2002. Income before interest, other expense and income taxes benefited from favorable platform and product mix which, offset by the impact of lower vehicle production volumes and selling price reductions, contributed $77 million to the increase. Income before interest, other expense and income taxes also benefited from our productivity initiatives and other efficiencies, net foreign exchange rate fluctuations and the positive impact of new business, which contributed $67 million, $31 million and $25 million, respectively, to the increase. These increases were partially offset by facility consolidation costs, which reduced income before interest, other expense and income taxes by $28 million. The improvement in the margin on net sales was primarily due to platform and product mix, partially offset by the impact of selling price reductions.

Interior –

Interior net sales were $2.8 billion for the year ended December 31, 2003, as compared to $2.6 billion for the year ended December 31, 2002, an increase of $267 million or 10.5%. New business, net of selling price reductions, and net foreign exchange rate fluctuations positively impacted net sales by $235 million and $103 million, respectively. These increases were partially offset by the impact of lower vehicle production volumes which, combined with changes in platform and product mix, reduced net sales by $62 million. Income before interest, other expense and income taxes and the related margin on net sales were $101 million and 3.6% in 2003 as compared to $139 million and 5.4% in 2002. The impact of lower vehicle production volumes, changes in platform and product mix and selling price reductions collectively reduced income before interest, other expense and income taxes by $87 million. Net foreign exchange rate fluctuations and facility consolidation costs also negatively impacted income before interest, other expense and income taxes by $10 million and $5 million, respectively. These decreases were partially offset by the benefit from our productivity initiatives and other efficiencies and the positive impact of new business, which contributed $52 million and $8 million, respectively, to income before interest, other expense and income taxes. The decline in the margin on net sales was primarily due to the impact of selling price reductions and net foreign exchange rate fluctuations, partially offset by the benefit from our productivity initiatives and other efficiencies.

Electronic and Electrical –

Electronic and electrical net sales were $2.2 billion for the year ended December 31, 2003, as compared to $2.0 billion for the year ended December 31, 2002, an increase of $165 million or 8.2%. New business, net of selling price reductions, and net foreign exchange rate fluctuations positively impacted net sales by $211 million and $157 million, respectively. These increases were partially offset by the impact of lower vehicle production volumes which, combined with changes in platform and product mix, reduced net sales by $203 million. Income before interest, other expense and income taxes and the related margin on net sales were $198 million and 9.1% in 2003 as compared to $232 million and 11.5% in 2002. The impact of lower vehicle production volumes, changes in platform and product mix and selling price reductions collectively reduced income before interest, other expense and income taxes by $78 million. Facility consolidation costs also negatively impacted income before interest, other expense and income taxes by $3 million. These decreases were partially offset by the benefit from our productivity initiatives and other efficiencies, net foreign exchange rate fluctuations and the positive impact of new business, which contributed $23 million, $13 million and $13 million, respectively, to income before interest, other expense and income taxes. The decline in the margin on net sales was primarily due to the impact of selling price reductions, partially offset by the benefit from our productivity initiatives and other efficiencies.

Year Ended December 31, 2002, Compared With Year Ended December 31, 2001

Net sales for the year ended December 31, 2002, were $14.4 billion as compared to $13.6 billion for the year ended December 31, 2001, an increase of $800 million or 5.9%. New business, net of selling price reductions, increased production volumes on existing programs in North America and foreign exchange rate fluctuations favorably impacted net sales by $752 million, $560 million and $42 million, respectively. These increases were partially offset by the negative impact of platform and product mix, lower production volumes in Western Europe and South America and the effect of our earlier period divestitures, which negatively impacted net sales by $224 million, $175 million, $127 million and $29 million, respectively.

Gross profit and gross margin were $1.3 billion and 8.7% in 2002 as compared to $1.0 billion and 7.6% in 2001. In 2001, we began to implement a restructuring plan to consolidate our operations and align our capacity and operations with existing market conditions. As a result of this restructuring plan, we recorded charges of $149 million, including $141 million recorded as cost of sales (see “— 2001 Restructuring Plan”). Excluding the impact of restructuring charges, gross profit and gross margin were $1.2 billion and 8.7% in 2001. New business and increased production volumes on existing programs, net of selling price reductions, in North America favorably impacted gross profit by $43 million and $90 million, respectively. These increases were partially offset by the impact of platform and product mix and decreased production volumes on existing programs and selling price reductions in Western Europe and South America, which collectively reduced gross profit by $67 million. Gross profit was also favorably impacted by improved plant performance and negatively impacted by several European program launches.

Selling, general and administrative expenses, including research and development, were $517 million for the year ended December 31, 2002, as compared to $514 million for the year ended December 31, 2001. As a percentage of net sales, selling, general and administrative expenses were 3.6% in 2002 and 3.8% in 2001. Excluding the impact of restructuring charges, selling, general and administrative expenses were $506 million and 3.7% as a percentage of net sales in 2001. A decrease in administrative costs was offset by the impact of our expanded marketing efforts related to the Asian automotive manufacturers in 2002.

Research and development costs incurred in connection with the development of new products and manufacturing methods, to the extent not recoverable from the customer, are charged to selling, general and administrative expenses as incurred. Such costs declined to $176 million in 2002 from $199 million in 2001, partially due to the global consolidation of our engineering centers. In addition, we capitalized $136 million and $95 million of pre-production engineering, research and development costs which are recoverable from the customer for the years ended December 31, 2002 and 2001, respectively.

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

Other expense, which includes state and local non-income taxes, foreign exchange gains and losses, gains and losses on the sales of fixed assets and other miscellaneous income and expense, was $52 million in 2002 as compared to $78 million in 2001.

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

The provision for income taxes was $157 million, representing an effective tax rate of 33.5%, for the year ended December 31, 2002, as compared to $64 million, representing an effective tax rate of 70.7%, for the year ended December 31, 2001. The effective tax rates for 2002 and 2001 approximated the United States Federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, valuation adjustments, research and development credits and other items. For further information related to income taxes, see Note 9, “Income Taxes,” to the consolidated financial statements included in this Report.

Net income was $13 million, or $0.19 per diluted share, for the year ended December 31, 2002, as compared to $26 million, or $0.40 per diluted share, for the year ended December 31, 2001. On January 1, 2002, we adopted SFAS No. 142, under which goodwill is no longer amortized but is subject to annual impairment analysis. As a result of our initial impairment analysis, we recorded a cumulative effect of a change in accounting principle related to impairment charges of $311 million ($299 million after tax) as of January 1, 2002. Income before cumulative effect of a change in accounting principle was $312 million, or $4.65 per diluted share, in 2002. In addition, had we discontinued the amortization of goodwill on January 1, 2001, net income would have been $110 million, or $1.68 per diluted share, in 2001.

Reportable Operating Segments

The financial information presented below is for our three reportable operating segments for the periods presented. These segments are: seating, which includes seat systems and the components thereof; interior, which includes flooring and acoustic systems, door panels, instrument panels and cockpit systems, overhead systems and other interior products; and electronic and electrical, which includes electronic and electrical distribution systems, primarily wire harnesses, wireless systems and interior control systems. Financial measures regarding each segment’s income before amortization, interest, other expense and income taxes and income before amortization, interest, other expense and income taxes divided by net sales (“margin”) are not measures of performance under GAAP. Such measures are presented because we evaluate the performance of our reportable operating segments, in part, based on income before amortization, interest, other expense (including minority interests in consolidated subsidiaries and equity in net income of affiliates) and income taxes. These measures should not be considered in isolation or as a substitute for net income, net cash provided by operating activities or other income statement or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, these measures, as we determine them, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated income before amortization, interest, other expense and income taxes to income before provision for income taxes, minority interests in consolidated subsidiaries, equity in net income of affiliates and cumulative effect of a change in accounting principle, see to Note 12, “Segment Reporting,” to the consolidated financial statements included in this Report.

Seating –

Seating net sales were $9.9 billion for the year ended December 31, 2002, as compared to $9.3 billion for the year ended December 31, 2001, an increase of $563 million or 6.1%. New business, net of selling price reductions, and increased production volumes on existing programs favorably impacted net sales by $536 million. Income before amortization, interest, other expense and income taxes and the related margin on net sales were $562 million and 5.7% in 2002 as compared to $434 million and 4.7% in 2001. New business and increased production volumes on existing programs, net of selling price reductions, contributed $57 million to the increase in income before amortization, interest, other expense and income taxes. Income before amortization, interest, other expense and income taxes also benefited from improved plant performance by $56 million.

Interior –

Interior net sales were $2.6 billion for the year ended December 31, 2002, as compared to $2.4 billion for the year ended December 31, 2001, an increase of $116 million or 4.8%. New business, net of selling price reductions, and increased production volumes on existing programs favorably impacted net sales by $137 million. The effect of our divestitures negatively impacted net sales by $29 million. Income before amortization, interest, other expense and income taxes and the related margin on net sales were $139 million and 5.4% in 2002 and $203 million and 8.4% in 2001. Lower product pricing was partially offset by both new business and increased production volumes on existing programs, which collectively contributed $17 million to the decline in income before amortization, interest, other expense and income taxes. European program launches, which negatively impacted income before amortization, interest, other expense and income taxes by $25 million, as well as lower than anticipated or delayed customer production, the implementation of new technologies and continuing commercial challenges with some products also contributed to the year over year decline. Income before amortization, interest, other expense and income taxes was further impacted by increased raw material costs.

Electronic and Electrical –

Electronic and electrical net sales were $2.0 billion for the year ended December 31, 2002, as compared to $1.9 billion for the year ended December 31, 2001, an increase of $120 million or 6.3%. New business, net of selling price reductions, and increased production volumes on existing programs favorably impacted net sales by $113 million. Income before amortization, interest, other expense and income taxes and the related margin on net sales were $232 million and 11.5% for 2002 as compared to $174 million and 9.2% for 2001. New business and increased production volumes on existing programs, net of selling price reductions, contributed $26 million to the increase in income before amortization, interest, other expense and income taxes. Income before amortization, interest, other expense and income taxes also benefited from improved plant performance.

Outlook

For the first quarter of 2004, we expect net sales to be up 10% to 12% from the comparable period of 2003, primarily reflecting the addition of new business globally and favorable foreign exchange rate fluctuations. Net income is expected to be in the range of $1.10 to $1.20 per share and includes the anticipated impact of additional costs associated with our actions to consolidate three of our U.S. seating facilities, which were initiated in December 2003. These additional costs are expected to continue into the second quarter of 2004 as these actions are completed, although the timing and amount of these costs may change based on labor negotiations and other factors. See “– Facility Consolidations.”

For the full year 2004, we expect net sales to be approximately $16.2 billion. The increase from 2003 primarily reflects the addition of new business globally. Our industry production planning assumptions for both North America and Western Europe are approximately 16.0 million units. Given this industry outlook and a forecasted tax rate of approximately 28%, net income is expected to be in the range of $5.85 to $6.25 per share. Our full year 2004 net income per share guidance is based on assumed 70.3 million shares outstanding and does not reflect the potential dilutive impact of our convertible senior notes. Full-year capital spending is forecasted to be approximately $300 million.

The foregoing constitutes forward-looking statements that are subject to risks and uncertainties. Please refer to “—Forward-Looking Statements” and “— Risk Factors” for a description of certain factors that may cause our actual results to differ from those expressed in our forward-looking statements. For further information relating to our convertible senior notes, see Note 8, “Long-Term Debt,” to the consolidated financial statements included in this Report.

Facility Consolidations

We continually evaluate alternatives to align our business with the changing needs of our customers and to lower the operating cost of our company. This may include the realignment of our existing manufacturing capacity, facility closures or similar actions. In December 2003, we initiated two significant actions to close or consolidate three of our U.S. seating facilities. As a result of phased-out programs and uncompetitive cost structures, it is not economical for us to continue to operate these facilities as they currently exist. The actions are expected to be completed in the second quarter of 2004. In accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” we recorded charges of $20 million in 2003 related to these actions for employee termination benefits required under related labor agreements. In addition, we recorded asset impairment charges of $5 million in 2003 related to these actions to write down machinery and equipment which is expected to be abandoned. These charges are included in cost of sales in our consolidated statement of income for the year ended December 31, 2003. Total facility consolidation costs associated with these actions are expected to be approximately $50 million and are expected to be paid in 2004. However, the timing and amount of these costs may change based on labor negotiations and other factors.

2001 Restructuring Plan

In order to better align our operations and capacity in response to changes in global automotive production volumes and our improved operating efficiencies, we began to implement a restructuring plan in the fourth quarter of 2001. This restructuring plan was designed to consolidate certain of our operations and to enhance our long-term competitive position. As a result of this restructuring plan, we recorded pre-tax charges of $149 million in the fourth quarter of 2001, including $141 million recorded as cost of sales and $8 million recorded as selling, general and administrative expenses. Significant activities included in the restructuring plan are as follows:

•	Consolidation of Operations in North and South America. We implemented a plan to consolidate certain manufacturing functions in North and South America. The plan included the closure of ten manufacturing and three

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

•	Consolidation of Operations in Europe and Rest of World. We implemented a plan to consolidate certain manufacturing functions in Europe and Rest of World. The plan included the closure of five manufacturing facilities. The charges consisted of severance costs of $26 million for 4,290 employees notified prior to December 31, 2001, asset impairment charges of $27 million and other facility closure costs of $7 million.

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

There were no significant changes to the original restructuring plan. As of December 31, 2003, the restructuring plan was complete.

For further information related to our restructuring plan described above, see Note 4, “2001 Restructuring Plan,” to the consolidated financial statements included in this Report.

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

Cash Flow

Net cash provided by operating activities was $586 million in 2003 as compared to $545 million in 2002. The net decrease in sold accounts receivable resulted in a $176 million decrease in net cash provided by operating activities between periods. In addition, net cash provided by operating activities decreased as a result of the net change in recoverable customer engineering and tooling, which was a use of $8 million of cash in 2003 as compared to a source of $47 million of cash in 2002, reflecting both the timing of recoverable engineering and tooling expenditures and customer payments. These reductions were more than offset by income before cumulative effect of a change in accounting principle, which improved by $69 million between periods, and the net change in working capital items, which generated $124 million of cash in the current year and used $51 million of cash in the prior year. Increases in accounts receivable and accounts payable were a use of $197 million of cash and a source of $318 million of cash, respectively, in 2003, reflecting the timing of payments received from our customers and made to our suppliers.

Net cash used in investing activities was $347 million in 2003 as compared to $259 million in 2002. Capital expenditures were $376 million in 2003 as compared to $273 million in 2002. This increase largely reflects a shift in new program expenditures from the first quarter of 2004 to the fourth quarter of 2003. In 2003, capital expenditures related primarily to new programs.

Net cash used in financing activities was $159 million in 2003 as compared to $296 million in 2002. Net repayments of our long-term debt were $143 million in 2003 as compared to $332 million in 2002. In addition, proceeds from the exercise of stock options increased by $19 million between periods. These changes were partially offset by the change in drafts, which was a use of $57 million of cash in 2003 as compared to a source of cash of $20 million in 2002.

Capitalization

In addition to cash provided by operating activities, we utilize a combination of committed credit facilities and long-term notes to fund our capital expenditures and working capital requirements. For the years ended December 31, 2003 and 2002, our average outstanding long-term debt balance, as of the end of each fiscal quarter, was $2.1 billion and $2.2 billion, respectively. The weighted average long-term interest rate, including rates under our committed credit facilities and the effect of hedging activities, was 6.6% and 6.7% for the respective periods.

We utilize uncommitted lines of credit as needed for our short-term working capital requirements. For the years ended December 31, 2003 and 2002, our average outstanding unsecured short-term borrowings, as of the end of each fiscal quarter, were $37 million and $44 million, respectively. The weighted average interest rate, including the effect of hedging activities, on the outstanding borrowings was 3.7% and 3.8% for the respective periods.

Primary Credit Facilities

Our primary credit facilities consist of a $1.7 billion amended and restated credit facility, which matures on March 26, 2006, and a $250 million revolving credit facility, which matures on May 4, 2004. We have not sought or received a commitment from any lender to extend or replace our $250 million revolving credit facility. As of December 31, 2003, we had no borrowings outstanding under our primary credit facilities and $43 million committed under outstanding letters of credit, resulting in more than $1.9 billion of unused availability under our primary credit facilities. Our primary credit facilities provide for multicurrency borrowings in a maximum aggregate amount of $615 million, the commitment for which is part of the aggregate primary credit facilities commitment. The commitment for $116 million of multicurrency borrowings matures in May 2004. As of December 31, 2002, the aggregate weighted average interest rate on outstanding borrowings under our primary credit facilities was 4.5%.

Subsidiary Guarantees -

The primary credit facilities are guaranteed by certain of our significant subsidiaries and are secured by the pledge of all or a portion of the capital stock of certain of our significant subsidiaries. Pursuant to the terms of the primary credit facilities, the guarantees and stock pledges may be released, at our option, when and if our senior long-term unsecured debt credit rating is at or above BBB- from Standard & Poor’s Ratings Services and at or above Baa3 from Moody’s Investors Service and certain other conditions are satisfied.

Covenants -

Our primary credit facilities contain operating and financial covenants that, among other things, could limit our ability to obtain additional sources of capital. None of our primary credit facilities require accelerated repayment in the event of a decrease in our credit ratings (see “— Credit Ratings”). As of December 31, 2003, we were in compliance with all covenants and other requirements set forth in our primary credit facilities.

For further information related to our primary credit facilities described above, see Note 8, “Long-Term Debt,” to the consolidated financial statements included in this Report and the agreements governing our primary credit facilities, which have been incorporated by reference as exhibits to this Report.

Senior Notes

As of December 31, 2003, we had $2.0 billion of senior notes outstanding, consisting primarily of zero-coupon convertible senior notes due 2022 with an accreted value of $273 million, Euro 250 million (approximately $314 million based on the exchange rate in effect as of December 31, 2003) of senior notes due 2008, $600 million of senior notes due 2005 and $800 million of senior notes due 2009.

Zero-Coupon Convertible Senior Notes -

In February 2002, we issued $640 million aggregate principal amount at maturity of zero-coupon convertible senior notes due 2022, yielding gross proceeds of approximately $250 million. The notes are unsecured and rank equally with our other unsecured senior indebtedness, including our other senior notes. Each note of $1,000 principal amount at maturity was issued at a price of $391.06, representing a yield to maturity of 4.75%. Holders of the notes may convert their notes at any time on or before the maturity date at a conversion rate, subject to adjustment, of 7.5204 shares of our common stock per note, provided that the average per share price of our common stock for the 20 trading days immediately prior to the conversion date is at least a specified percentage, beginning at 120% and declining 1/2% each year thereafter to 110% at maturity, of the accreted value of the note, divided by the conversion rate (the “Contingent Conversion Trigger”). The average per share price of our common stock for the 20 trading days immediately prior to December 31, 2003 was $60.11. As of December 31, 2003, the Contingent Conversion Trigger was $67.83. The notes are also convertible (1) if the long-term credit rating assigned to the notes by either

Moody’s Investors Service or Standard & Poor’s Ratings Services is reduced below Ba3 or BB-, respectively, or either ratings agency withdraws its long-term credit rating assigned to the notes, (2) if we call the notes for redemption or (3) upon the occurrence of specified other events.

We have an option to redeem all or a portion of the notes for cash at their accreted value at any time on or after February 20, 2007. Holders may require us to purchase their notes on each of February 20, 2007, 2012 and 2017, as well as upon the occurrence of a fundamental change (as defined in the indenture governing the notes) at their accreted value on such dates. We may choose to pay the purchase price in cash or, subject to the satisfaction of certain conditions, shares of our common stock or a combination of cash and shares of our common stock. If the notes are required to be repurchased, we currently expect to purchase the notes for cash.

Under generally accepted accounting principles, the shares into which the notes are convertible will not be included in our calculation of diluted net income per share unless one of the contingent conversion events occurs, or it is expected that we will satisfy our obligation to purchase the notes with shares of our common stock. Accordingly, the notes are not included in our calculation of diluted net income per share.

We used the proceeds from the convertible note offering to repay indebtedness under the revolving portion of our primary credit facilities. The offering of the notes was made pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. In June 2002, a registration statement covering the resale of the notes and the common stock issuable upon their conversion was declared effective by the Securities and Exchange Commission.

Subsidiary Guarantees -

Our senior notes are guaranteed by the same subsidiaries that guarantee our primary credit facilities. In the event that any such subsidiary ceases to be a guarantor under the primary credit facilities, such subsidiary will be released as a guarantor of the senior notes. Our senior notes are not secured by the pledge of the capital stock of any our subsidiaries.

Covenants -

Our senior notes contain covenants restricting our ability to incur liens and to enter into sale and leaseback transactions and restricting our ability to consolidate with, to merge with or into, or to sell or otherwise dispose of all or substantially all of our assets to, any person.

For further information related to our senior notes described above, see Note 8, “Long-Term Debt,” to the consolidated financial statements included in this Report and the indentures governing our senior notes, which have been incorporated by reference as exhibits to this Report.

Contractual Obligations

Our scheduled maturities of long-term debt, including capital lease obligations, our scheduled interest payments and our lease commitments under non-cancelable operating leases as of December 31, 2003, are shown below (in millions):

	2004	2005	2006	2007	2008	Thereafter	Total
Long-term debt maturities	$4.0	$641.0	$3.9	$2.9	$317.5	$1,091.9	$2,061.2
Interest payments	137.4	113.5	89.7	89.7	77.3	32.4	540.0
Lease commitments	85.9	65.1	81.7	43.7	41.4	119.0	436.8

Total	$227.3	$819.6	$175.3	$136.3	$436.2	$1,243.3	$3,038.0

Borrowings under our primary credit facilities bear interest at variable rates. Therefore, an increase in interest rates would reduce our profitability. See “— Market Risk Sensitivity.”

In addition to the obligations set forth above, we have capital requirements with respect to new programs. We typically enter into agreements with our customers at the beginning of a given vehicle’s life for the fulfillment of our customers’ purchasing requirements for the entire production life of the vehicle, with terms of up to ten years. Prior to being formally awarded a program, we work closely with our customers in the early stages of designing and engineering a vehicle’s interior systems. Failure to complete the design and engineering work related to a vehicle’s interior systems, or to fulfill a customer’s contract, could adversely affect our business.

We also enter into agreements with suppliers to assist us in meeting our customers’ production needs. These agreements are requirements based and do not include any minimum stated volumes.

We also have minimum funding requirements with respect to our pension obligations, which are expected to be $20 million to $25 million in 2004. Our minimum funding requirements after 2004 will depend on several factors. We also have payments due under our postretirement benefit plans. We do not fund our postretirement benefit obligation. Rather, payments are made as costs are incurred by covered employees. For further information related to our pension and other postretirement benefit plans, see “— Other Matters — Pension and Other Postretirement Benefit Plans.”

Off-Balance Sheet Arrangements

Asset-Backed Securitization Facility -

We have in place an ABS facility, which provides for maximum purchases of adjusted accounts receivable of $200 million. As of December 31, 2003, no accounts receivable had been sold under this facility. The level of funding utilized under this facility is based on the credit ratings of our major customers, the level of aggregate accounts receivable in a specific month and our funding requirements. Should our major customers experience reductions in their credit ratings, we may be unable, or elect not, to utilize the ABS facility in the future. Should this occur, we would utilize our primary credit facilities to replace the funding currently provided by the ABS facility. During 2003, our utilization of the ABS facility versus other available credit facilities resulted in a savings of approximately $1 million. In November 2003, the ABS facility was amended to extend the termination date from November 2003 to November 2004. For further information related to the ABS facility described above, see Note 13, “Financial Instruments,” to the consolidated financial statements included in this Report.

Guarantees and Commitments -

We guarantee the residual value of certain of our leased assets. As of December 31, 2003, these guarantees totaled $27 million. In addition, we guarantee 39% of certain of the debt of Total Interior Systems – America, L.L.C., a joint venture in which we own a 39% interest. As of December 31, 2003, the debt balance of Total Interior Systems – America, L.L.C. covered by our guarantees was $24 million.

Accounts Receivable Factoring

In addition, several of our European subsidiaries factor their accounts receivable with financial institutions. Such receivables are factored without recourse to us and are excluded from accounts receivable in our consolidated balance sheets. As of December 31, 2003 and 2002, the amount of factored receivables was $71 million and $160 million, respectively. We cannot provide any assurances that these factoring facilities will be available or utilized in the future.

Credit Ratings(1)

The credit ratings of our senior unsecured debt as of December 31, 2003, are shown below:

	Standard & Poor’s	Moody’s	Fitch
	Ratings Services	Investors Service	Ratings
Credit rating of senior unsecured debt	BBB-	Ba1	BBB-

Ratings outlook	Stable	Under review for possible upgrade	Stable

(1)	The credit ratings above are not recommendations to buy, sell or hold our securities and are subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

The credit ratings by Standard & Poor’s Ratings Services and by Fitch Ratings are “investment grade.” The credit rating by Moody’s Investors Service is one level below “investment grade.”

Dividends

On November 13, 2003, we announced that our Board of Directors had initiated a quarterly dividend program and declared our first-ever cash dividend of $0.20 per share of common stock, payable on January 9, 2004 to shareholders of record at the close of business on December 15, 2003. On February 3, 2004, we announced that our Board of Directors had declared a cash dividend of $0.20 per share of common stock, payable on March 8, 2004 to shareholders of record at the close of business on February 18, 2004. We expect to pay quarterly cash dividends in the future, although such payment is dependent upon our financial condition, results of operations, capital requirements and other factors. Also, we are subject to the restrictions on the payment of dividends contained in our primary credit facilities and in certain other contractual obligations. See Item 5, “Market for the Company’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Common Stock Repurchase Program

In May 2002, the Board of Directors approved a common stock repurchase program that permits the discretionary repurchase of up to 3.3 million shares of our outstanding common stock over an initial period of 24 months. In 2003, we repurchased 31,800 shares of our outstanding common stock at an average purchase price of $34.07 per share. The extent to which we will repurchase our common stock and the timing of such repurchases will depend upon prevailing market conditions, alternative uses of capital and other factors.

Adequacy of Liquidity Sources

We believe that cash flows from operations and availability under our primary credit facilities will be sufficient to meet our long-term debt maturities, projected capital expenditures and anticipated working capital requirements for the foreseeable future. However, our cash flows from operations, borrowing availability and overall liquidity are subject to risks and uncertainties. Please see “— Executive Overview,” “— Forward-Looking Statements” and “— Risk Factors.”

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

Foreign Exchange

Operating results may be impacted by our buying, selling and financing in currencies other than the functional currency of our operating companies (“transactional exposure”). We mitigate this risk by entering into forward foreign exchange, futures and option contracts. The foreign exchange contracts are executed with banks that we believe are creditworthy. Gains and losses related to foreign exchange contracts are deferred and included in the measurement of the foreign currency transaction subject to the hedge. Gains and losses incurred related to foreign exchange contracts are generally offset by the direct effects of currency movements on the underlying transactions.

Our most significant foreign currency transactional exposures relate to the Mexican peso, the Canadian dollar and the Euro. We have performed a quantitative analysis of our overall currency rate exposure as of December 31, 2003. The potential earnings benefit related to transactional exposures from a hypothetical 10% strengthening of the U.S. dollar relative to all other currencies for 2004 is approximately $7 million. The potential earnings decline related to transactional exposures from a similar strengthening of the Euro relative to all other currencies for 2004 is approximately $3 million.

As of December 31, 2003, foreign exchange contracts representing $1.7 billion of notional amount were outstanding with maturities within one year. As of December 31, 2003, the fair value of these contracts was approximately negative $18 million. A 10% change in the value of the U.S. dollar relative to all other currencies would result in a $6 million change in the aggregated fair value of these contracts. A 10% change in the value of the Euro relative to all other currencies would result in a $38 million change in the aggregated fair value of these contracts.

There are certain shortcomings inherent in the sensitivity analysis presented. The analysis assumes that all currencies would uniformly strengthen or weaken relative to the U.S. dollar or Euro. In reality, some currencies may strengthen while others may weaken, causing the earnings impact to increase or decrease depending on the currency and the direction of the rate movement.

In addition to the transactional exposure described above, our operating results are impacted by the translation of our foreign operating income into U.S. dollars (“translation exposure”). We do not enter into foreign exchange contracts to mitigate this exposure.

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

We have performed a quantitative analysis of our overall interest rate exposure as of December 31, 2003. This analysis assumes an instantaneous 100 basis point parallel shift in interest rates at all points of the yield curve. The potential adverse earnings impact from this hypothetical increase for 2004 is approximately $8 million.

As of December 31, 2003, interest rate swap contracts representing $600 million of notional amount were outstanding with maturity dates of May 2005 through May 2009. All of these contracts swap fixed rate debt for variable rate debt. The fair value of these interest rate swap contracts is subject to changes in value due to changes in interest rates. As of December 31, 2003, the fair value of these contracts was approximately negative $1 million. A 100 basis point parallel shift in interest rates would result in a $20 million change in the aggregated fair value of these contracts.

We have commodity price risk with respect to purchases of copper, leather, steel, resins, diesel fuel and natural gas. This risk, where not offset by pricing adjustments with our customers, is managed through a combination of fixed price agreements, staggered contract maturities and commercial negotiations with our suppliers. We may also pursue alternative commodities or alternative suppliers to mitigate this risk over time. We generally have not used financial instruments to mitigate this risk.

For further information related to the financial instruments described above, see Note 8, “Long-Term Debt,” and Note 13, “Financial Instruments,” to the consolidated financial statements included in this Report.

Other Matters

Pension and Other Postretirement Benefit Plans

Approximately 20% of our active workforce is covered by defined benefit pension plans. Approximately 10% of our active workforce is covered by other postretirement benefit plans. Pension plans provide benefits based on plan-specific benefit formulas as defined by the applicable plan documents. Postretirement benefit plans generally provide for the continuation of medical benefits for certain eligible employees. In addition, we have contractual arrangements with certain employees which provide for supplemental retirement benefits. In general, pension obligations are funded based on legal requirements, tax considerations and local practice. Additional contributions may be made when we believe it is financially advantageous to do so and based on our other capital requirements. We do not fund our postretirement benefit obligation.

As of December 31, 2003 (based on a September 30, 2003 measurement date), our projected benefit obligations related to our pension and other postretirement benefit plans were $509 million and $200 million, respectively. These obligations were valued using a weighted average discount rate of 6.25% for domestic plans and 6.50% for foreign plans. Discount rates are determined based on a review of the rates of return for high quality long-term bonds, such as Moody’s Long-Term AA Bond Index for domestic plans. As of December 31, 2003 and 2002, our unfunded pension obligation was $182 million and $178 million, respectively.

For the years ended December 31, 2003 and 2002, pension expense was $54 million and $41 million, respectively, and was determined using a variety of actuarial assumptions. Pension expense was calculated using an expected return on plan assets of 7.75% and 9% for domestic plans and 7% and 7% for foreign plans in 2003 and 2002, respectively. The expected return on plan assets is determined based on several factors, including adjusted historical returns, historical risk premiums for various asset classes and target asset allocations within the portfolio. Adjustments made to the historical returns are based on recent returns in the equity and fixed income markets and the belief that deviations from historical returns are likely over the relevant investment horizon.

Pension expense is estimated to be approximately $61 million in 2004. This estimate is based on a discount rate of 6.25% and 6.50% and an expected return on plan assets of 7.75% and 7.00% for domestic and foreign plans, respectively. Actual expense is also dependent on various other factors related to the employees covered by these plans. While we believe that these rates are currently reasonable, actuarial assumptions are reviewed periodically and adjusted when necessary. Adjustments to our actuarial assumptions could have a material adverse impact on our reported results of operations. Decreasing the discount rate by 1.0% would have increased our pension obligation and our pension expense by approximately $68 million and approximately $7 million, respectively, as of and for the year ended December 31, 2003. Decreasing the expected return on plan assets by 1.0% would have increased our pension expense by approximately $2 million for the year ended December 31, 2003.

We expect to contribute approximately $20 million to $25 million to our domestic and foreign pension portfolios in 2004. Contributions to our pension funds are consistent with minimum funding requirements of the relevant governmental authorities. We may make contributions in excess of these minimums when we believe it is financially advantageous to do so and based on our other capital requirements.

In addition, our domestic postretirement benefit obligation may be impacted by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) that was signed into law on December 8, 2003. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of certain other postretirement benefit plans that provide prescription drug benefits at least actuarially equivalent to Medicare Part D. The measurement of postretirement benefit obligation and net periodic postretirement benefit cost reflected in our consolidated financial statements and notes to the consolidated financial statements does not reflect the effects of the Act. We do not expect the effects of the Act to have a material impact on our postretirement benefit obligation and our net periodic postretirement benefit cost. Specific authoritative guidance on the accounting for the federal subsidy is pending and when issued, may require us to change previously reported plan information.

For further information related to our pension and other postretirement benefit plans, see Note 10, “Pension and Other Postretirement Benefit Plans,” to the consolidated financial statements included in this Report.

Environmental Matters

We are subject to local, state, federal and foreign laws, regulations and ordinances which govern activities or operations that may have adverse environmental effects and which impose liability for the costs of cleaning up certain damages resulting from past spills, disposal or other releases of hazardous wastes and environmental compliance. Our policy is to comply with all applicable environmental laws and to maintain an environmental management program based on ISO 14001 to ensure compliance. However, we currently are, have been and in the future may become the subject of formal or informal enforcement actions or procedures.

We have been named as a potentially responsible party at several third-party landfill sites and are engaged in the cleanup of hazardous waste at certain sites owned, leased or operated by us, including several properties acquired in our 1999 acquisition of UT Automotive. Certain present and former properties of UT Automotive are subject to environmental liabilities which may be significant. We obtained agreements and indemnities with respect to certain environmental liabilities from United Technologies Corporation (“UTC”) in connection with our acquisition of UT Automotive. UTC manages and directly funds these environmental liabilities pursuant to its agreements and indemnities with us. While we do not believe that the environmental liabilities associated with our current and former properties will have a material adverse effect on our business, consolidated financial position or results of future operations, no assurances can be given in this regard.

For further information related to environmental matters, see “Item 3 – Legal Proceedings.”

Significant Accounting Policies and Critical Accounting Estimates

Our significant accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in this Report. Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are subject to an inherent degree of uncertainty. These estimates and assumptions are based on our historical experience, terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate.

We consider an accounting estimate to be critical if it requires us to make assumptions about matters that were uncertain at the time the estimate was made and changes in the estimate would have had a significant impact on our financial condition or results of operations.

Pre-Production Costs Related to Long-Term Supply Arrangements

We incur pre-production engineering, research and development (“ER&D”) and tooling costs related to the products produced for our customers under long-term supply agreements. We expense all pre-production ER&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, we expense all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which the customer has not provided a non-cancelable right to use the tooling. During 2003 and 2002, we capitalized $181 million and $136 million, respectively, of pre-production ER&D costs for which reimbursement is contractually guaranteed by the customer. In addition, during 2003 and 2002, we capitalized $381 million and $348 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling. During 2003 and 2002, we collected $540 million and $538 million, respectively, of cash related to ER&D and tooling costs.

Gains and losses related to ER&D and tooling projects are reviewed on an aggregate program basis. Net gains on projects are deferred and recognized over the life of the related long-term supply agreement. Net losses on projects are recognized as costs are incurred.

A change in the commercial arrangements affecting any of our significant programs that would require us to expense ER&D or tooling costs that we currently capitalize could have a material adverse impact on our reported results of operations.

Goodwill

On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this statement, goodwill is no longer amortized but is subject to annual impairment analysis. Our initial impairment analysis compared the fair values of each of our reporting units, based on discounted cash flow analyses, to the related net book values. Cash flows are estimated using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments.

As a result of the adoption of SFAS No. 142, we recorded impairment charges of $311 million ($299 million after tax) as of January 1, 2002. These charges are reflected as a cumulative effect of a change in accounting principle, net of tax, in our consolidated statement of income for the year ended December 31, 2002. Our annual SFAS No. 142 impairment analysis was completed as of September 28, 2003, and there was no additional impairment. As of December 31, 2003, we had $2.9 billion of goodwill recorded. An impairment charge related to this amount could materially and negatively affect our operating results.

Long-Lived Assets

On January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, we monitor our long-lived assets for impairment indicators. If impairment indicators exist, we perform the required analysis and record impairment charges in accordance with SFAS No. 144. In 2003, we recorded impairment charges of $5 million related to certain facility consolidations. In addition, we recorded impairment charges of $6 million related to other facility closures, an early program termination and ongoing losses at certain of our facilities. The estimated fair values were based upon either discounted cash flow analyses or estimated salvage values. Cash flows are estimated using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments. We have certain other facilities that have generated operating losses in recent years. The results of the related impairment analyses indicated that impairment of the fixed assets was not required. We will continue to monitor the operating plans of these facilities for potential impairment.

In 2001, an impairment charge of $52 million was recognized in connection with our related restructuring plan. See Note 4, “2001 Restructuring Plan,” to the consolidated financial statements included in this Report.

Legal and Other Contingencies

We are subject to legal proceedings and claims, including product liability claims, commercial or contractual disputes, environmental enforcement actions or procedures and other claims, that arise in the normal course of business. We routinely assess the likelihood of any adverse judgments or outcomes to these matters, as well as ranges of probable losses, by consulting with internal personnel principally involved with such matters and with our outside legal counsel handling such matters. We have accrued for estimated losses in accordance with GAAP for those matters where we believe that the likelihood that a loss has occurred is probable and the amount of loss is reasonably estimable. A determination of the amount of such reserves is based on knowledge and experience with regard to past and current matters and consultation with internal personnel principally involved with such matters and with our outside legal counsel handling such matters. The required reserves may change in the future due to new matters or developments in existing matters. The inherent uncertainty related to the outcome of these matters can result in amounts materially different from any provisions made with respect to their resolution.

For further information related to legal and other contingencies, see “Item 3 — Legal Proceedings.”

Revenue Recognition and Sales Commitments

We recognize revenue as our products are shipped to our customers. We enter into agreements with our customers to produce products at the beginning of a vehicle’s life. Although such agreements do not provide for minimum quantities, once we enter into such agreements, fulfillment of our customers’ purchasing requirements is our obligation for the entire production life of the vehicle, with terms of up to ten years. These agreements generally may be terminated by our customer (but not by us) at any time. Historically, terminations of these agreements have been minimal. In certain limited instances, we may be committed under existing agreements to supply products to our customers at selling prices which are not sufficient to cover the direct cost to produce such products. In such situations, we recognize losses as they are incurred.

We are required to provide our customers with annual cost reductions as part of certain agreements. In addition, we have ongoing adjustments to our pricing arrangements with our customers based on the related content and cost of our products. We accrue for such amounts as our products are shipped to our customers. Such pricing accruals are adjusted as they are settled with our customers.

Amounts billed to customers related to shipping and handling are included in net sales in our consolidated statements of income. Shipping and handling costs are included in cost of sales in our consolidated statements of income.

In prior years, we recorded loss contract accruals in purchase accounting in conjunction with the Lear-Donnelly acquisition, the UT Automotive acquisition, the Peregrine acquisition and the Delphi acquisition. These loss contract accruals were not recorded in the historical operating results of Lear-Donnelly, UT Automotive, Peregrine or Delphi. The losses included in the accrual have not been, and will not be, included in our operating results since the respective acquisition dates. Further, our future operating results will benefit from accruing these contract losses in the related purchase price allocations. A summary of the loss contract accrual activity related to these acquisitions is shown below (in millions):

				Accrual at
	Original			Dec. 31,
	Accrual	Adjustments	Utilized	2003
Lear-Donnelly	$8.7	$—	$(8.7)	$—
UT Automotive	19.7	—	(17.8)	1.9
Peregrine	18.4	—	(18.4)	—
Delphi	53.3	(1.3)	(40.3)	11.7

We utilized $7 million, $8 million and $24 million of the loss contract accruals to offset losses in 2003, 2002 and 2001, respectively. The estimated utilization of the aggregate loss contract accrual is $2 million in 2004, $8 million in 2005 and $4 million in 2006.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During 2003, there were no material changes in the methods or policies used to establish estimates and assumptions. Generally, matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, unsettled pricing discussions with customers and suppliers, warranty, pension and other postretirement benefit plan assumptions, plant consolidation and reorganization reserves, self-insurance accruals, asset valuation reserves and accruals related to litigation, environmental remediation costs and income taxes. Actual results may differ from estimates provided.

Sales Backlog

We typically enter into agreements with our customers at the beginning of a vehicle’s life for the fulfillment of our customers’ purchasing requirements for the entire production life of the vehicle. These agreements generally may be terminated by the customer (but not by us) at any time. Therefore, our backlog data does not reflect firm orders or firm commitments. Our incremental backlog reflects (i) formally awarded new programs, (ii) targeted programs for which we believe there is a substantial likelihood of award, (iii) phased-out and canceled programs, (iv) estimates regarding customer-mandated changes in selling prices and (v) estimates of expected changes in vehicle content. Changes in any of these components may significantly impact our backlog. In addition, backlog may be impacted by various assumptions imbedded in the calculation, including vehicle production levels on new, replacement or targeted programs, foreign exchange rates and the timing of major program launches. For purposes of the backlog data, we have made various assumptions, including the following: (i) North American vehicle production of 16.0 million units, (ii) Western European vehicle production of 16.0 million units, (iii) South American vehicle production of 1.9 million units and (iv) a Euro exchange rate of $1.20/Euro. As of December 31, 2003, we had an incremental sales backlog of $750 million for orders to be executed in 2004. Our current three-year sales backlog (2004 through 2006) exceeds our prior year three-year sales backlog (2003 through 2005) by approximately $400 million.

Recently Issued Accounting Pronouncements

Pensions and Other Postretirement Benefits

The FASB issued a revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This statement retains the original pension and other postretirement benefits disclosures of SFAS No. 132 and requires additional disclosures for both annual and interim periods. Additional annual reporting requirements related to plan assets, accumulated benefit obligations and expected plan contributions are effective for fiscal years ending after December 15, 2003 for domestic plans and for fiscal years ending after June 15, 2004 for foreign plans. Additional annual reporting requirements related to estimated future benefit payments are effective for fiscal years ending after June 15, 2004 for both domestic and foreign plans. Additional interim reporting requirements related to the components of net periodic benefit cost, contributions paid and significant changes in assumptions are effective for interim periods beginning after December 15, 2003 for both domestic and foreign plans. All annual disclosures required by this statement, with the exception of disclosures related to estimated future benefit payments, have been reflected in Note 10, “Pension and Other Postretirement Benefit Plans,” to the consolidated financial statements included in this Report.

Derivative Instruments and Hedging Activities

The FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” the provisions of which apply to contracts entered into or modified after June 30, 2003, and to hedging relationships designated after June 30, 2003. SFAS No. 149 amends and clarifies the accounting for derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138. The effects of adoption were not significant.

Financial Instruments

The FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” the provisions of which apply to financial instruments issued or modified after May 31, 2003, and to all other instruments at the beginning of the first interim period beginning after June 15, 2003. This statement and its related interpretations address the classification of certain financial instruments with characteristics of both liabilities and equity. In addition, this statement and its related interpretations require that certain financial instruments be recorded at their fair values and that the fair values of minority interest liabilities related to consolidated affiliates be disclosed. The effects of adoption were not significant.

Variable Interest Entities

The FASB issued Interpretation (“FIN”) No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” the provisions of which apply immediately to any variable interest entity created after January 31, 2003, apply no later than the first period ending after December 15, 2003, to special purpose corporations, and apply in the first interim period ending after March 15, 2004, to any variable interest entity created prior to February 1, 2003. This interpretation requires the consolidation of a variable interest entity by its primary beneficiary and may require the consolidation of a portion of a variable interest entity’s assets or liabilities under certain circumstances. For those entities to which the provisions of this interpretation applied in 2003, the effects of adoption were not significant. We are currently evaluating the effects of applying the provision of this interpretation to variable interest entities created prior to February 1, 2003. Based on the entities included within the scope of FIN No. 46 and their relative size, we do not expect the effects of adoption to be significant.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. The words “will,” “may,” “designed to,” “outlook,” “believes,” “should,” “anticipates,” “plans,” “expects,” “intends,” “estimates” and similar expressions identify these forward-looking statements. All statements contained or incorporated in this Report which address operating performance, events or developments that we expect or anticipate may occur in the future, including statements related to business opportunities, awarded sales contracts and net income per share growth or statements expressing views about future operating results, are forward-looking statements. Important factors, risks and uncertainties that may cause actual results to differ from those expressed in our forward-looking statements include, but are not limited to:

•	general economic conditions in the markets in which we operate, including changes in interest rates and fuel prices;

•	fluctuations in the production of vehicles for which we are a supplier;

•	labor disputes involving us or our significant customers or that otherwise affect us;

•	our ability to achieve cost reductions that offset or exceed customer-mandated selling price reductions;

•	the impact and timing of program launch costs;

•	costs associated with facility closures or similar actions;

•	increases in our warranty costs;

•	risks associated with conducting business in foreign countries;

•	fluctuations in foreign exchange rates;

•	adverse changes in economic conditions or political instability in the jurisdictions in which we operate;

•	competitive conditions impacting our key customers;

•	raw material cost and availability;

•	the outcome of legal proceedings;

•	unanticipated changes in cash flow; and

•	other risks, described below in “— Risk Factors” and from time to time in our other SEC filings.

We do not assume any obligation to update any of these forward-looking statements.

Risk Factors

•	A decline in automotive sales could reduce our sales and harm our profitability.

Our operations are directly related to automotive vehicle production. Automotive sales and production can be affected by the strength of a country’s general economy. In addition, automotive sales and production can be affected by labor relations issues, regulatory requirements, trade agreements and other factors. Automotive production in North America and Western Europe, the Company’s largest markets where most of our operations are located, has declined from 33.2 million units in 1999 to 32.0 million units in 2003 and is expected to remain flat in 2004. Numerous factors beyond our control could lead to a decline in automotive production from expected levels in these markets. Our 2001 restructuring actions were intended to align our capacity with changes in global automotive production volumes. However, deterioration beyond the expected automotive production levels could reduce our sales and harm our profitability, thereby making it more difficult for us to make payments under our indebtedness or resulting in a decline in the value of our common stock.

•	The loss of business from a major customer could reduce our sales and harm our profitability.

General Motors and Ford and their respective affiliates, the two largest automotive manufacturers in the world, together accounted for approximately 59% of our net sales in 2003. Excluding net sales to Opel, Saab, Volvo, Jaguar and Land Rover, which are affiliates of General Motors or Ford, General Motors and Ford accounted for approximately 47% of our net sales in 2003. In recent years, General Motors and Ford have experienced declining market shares in North America. A loss of significant business from General Motors or Ford, including a loss of business resulting from a decline in the market share of either of these customers, would be harmful to our business and our profitability, thereby making it more difficult for us to make payments under our indebtedness or resulting in a decline in the value of our common stock. In addition, no assurances can be given that we will be successful in expanding our business with Asian automotive manufacturers.

•	The discontinuation of, the loss of business with respect to, or a lack of commercial success of a particular vehicle model for which we are a significant supplier could reduce our sales and harm our profitability.

Although we have purchase orders from many of our customers, these purchase orders generally provide for the supply of a customer’s annual requirements for a particular model and assembly plant, renewable on a year-to-year basis, rather than for the purchase of a specific quantity of products. Therefore, the discontinuation of, the loss of business with respect to, or a lack of commercial success of a particular vehicle model for which we are a significant supplier could reduce our sales and harm our profitability, thereby making it more difficult for us to make payments under our indebtedness or resulting in a decline in the value of our common stock.

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

As a result of our global presence, a significant portion of our revenues and expenses are denominated in currencies other than U.S. dollars. In addition, we have manufacturing and distribution facilities in many foreign countries, including countries in Asia, Eastern and Western Europe and Central and South America. International operations are subject to certain risks inherent in doing business abroad, including:

•	exposure to local economic conditions;

•	expropriation and nationalization;

•	foreign exchange rate fluctuations and currency controls;

•	withholding and other taxes on remittances and other payments by subsidiaries;

•	investment restrictions or requirements;

•	export and import restrictions; and

•	increases in working capital requirements related to long supply chains.

Expanding our business in Asian markets and our business relationships with Asian automotive manufacturers are important elements of our strategy. In addition, our strategy includes expanding our manufacturing operations in lower cost regions. As a result, our exposure to the risks described above will be greater. The likelihood of such occurrences and their potential effect on us vary from country to country and are unpredictable. However, any such occurrences could be harmful to our business and our profitability, thereby making it more difficult for us to make payments under our indebtedness or resulting in a decline in the value of our common stock.

•	A significant labor dispute involving us or one or more of our customers or suppliers or that could otherwise affect our operations could reduce our sales and harm our profitability.

Most of our employees and a substantial number of the employees of our largest customers and suppliers are members of industrial trade unions and are employed under the terms of collective bargaining agreements. Virtually all of our unionized facilities in the United States and Canada have a separate agreement with the union that represents the workers at such facilities, with each such agreement having an expiration date that is independent of other collective bargaining agreements. Collective bargaining agreements covering approximately 50% of our unionized workforce of approximately 89,000 employees, including 30% of our unionized workforce in the U.S. and Canada, are scheduled to expire during 2004. A labor dispute involving us or any of our customers or suppliers or that could otherwise affect our operations or the inability by us or any of our customers or suppliers to negotiate an extension of a collective bargaining agreement covering a large number of employees upon its expiration, could reduce our sales and harm our profitability, thereby making it more difficult for us to make payments under our indebtedness or resulting in a decline in the value of our common stock. Significant increases in labor costs as a result of the renegotiation of collective bargaining agreements could also be harmful to our business and our profitability.

•	Adverse developments affecting one or more of our major suppliers could harm our profitability.

We obtain components and other products and services from numerous tier II automotive suppliers and other vendors throughout the world. In certain instances, it would be difficult and expensive for us to change suppliers of products and services that are critical to our business. Certain of our suppliers are financially distressed or may become financially distressed. Any significant disruption in our supplier relationships, including certain relationships with sole-source suppliers, could harm our profitability, thereby making it more difficult for us to make payments under our indebtedness or resulting in a decline in the value of our common stock.

•	A significant product liability lawsuit, warranty claim or product recall involving us or one of our major customers could harm our profitability.

In the event that our products fail to perform as expected and such failure results in, or is alleged to result in, bodily injury and/or property damage or other losses, we may be subject to product liability lawsuits, warranty claims and product recalls. In addition, since we are a party to warranty-sharing agreements with certain of our customers, warranty claims involving one of our customers could also harm our profitability, thereby making it more difficult for us to make payments under our indebtedness and leading to a decline in the value of our common stock.

•	We are involved from time to time in legal proceedings and commercial or contractual disputes, which could have an adverse impact on our profitability and consolidated financial position.

We are involved in legal proceedings and commercial or contractual disputes that, from time to time, are significant. These are typically claims that arise in the normal course of business including, without limitation, commercial or contractual disputes, including disputes with our suppliers, intellectual property matters, personal injury claims and employment matters. No assurances can be given that such proceedings and claims will not have a material adverse impact on our profitability and consolidated financial position.

•	We depend upon cash from our subsidiaries. Therefore, if we do not receive dividends or other distributions from our subsidiaries, it could be more difficult for us to make payments under our indebtedness.

A substantial portion of our revenue and operating income is generated by our wholly-owned subsidiaries. Accordingly, we are dependent on the earnings and cash flows of, and dividends and distributions or advances from, our subsidiaries to provide the funds necessary to meet our debt service obligations. We utilize certain cash flows of our foreign subsidiaries to satisfy obligations locally. Our obligations under our primary credit facilities and senior notes are currently guaranteed by certain of our subsidiaries, but such guarantees may be released under certain circumstances.

•	Risks relating to Arthur Andersen LLP.

Our consolidated financial statements for the year ended December 31, 2001, were audited by Arthur Andersen LLP, independent public accountants. On June 15, 2002, Arthur Andersen LLP was convicted of federal obstruction of justice charges. On August 31, 2002, Arthur Andersen LLP ceased practicing before the SEC. Holders of our securities may have no effective remedy against Arthur Andersen LLP in connection with a material misstatement or omission in any of our financial statements audited by Arthur Andersen LLP.

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

ITEM 8 - CONSOLIDATED FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA

Report of Independent Auditors

To the Board of Directors and Shareholders,
Lear Corporation

We have audited the consolidated balance sheets of Lear Corporation and Subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. Our audits also included the financial statement schedule for the years ended December 31, 2003 and 2002, included as Item 15 (a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The consolidated statements of income, stockholders’ equity and cash flows and schedule of the Company for the year ended December 31, 2001, were audited by other auditors who have ceased operations and whose report dated January 28, 2002 (except with respect to the information contained in Note 8, as to which the date is February 14, 2002), expressed an unqualified opinion on those statements before the restatement and disclosures described below and in Notes 2 and 16.

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

In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the years ended December 31, 2003 and 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed above, the financial statements and schedule of the Company for the year ended December 31, 2001, were audited by other auditors who have ceased operations. As described in Note 16, the 2001 guarantor statement of income included in the 2001 supplemental guarantor condensed consolidating financial statements has been restated to reflect certain adjustments to equity in net income of subsidiaries and to net income. We audited the adjustments that were applied to restate the disclosures reflected in Note 16. Our audit procedures included: (i) agreeing the adjusted amount for the equity in net income of subsidiaries of the guarantors to the Company’s underlying records obtained from management, and (ii) testing the mathematical accuracy in computing the restated amounts included in Note 16 related to the 2001 supplemental guarantor condensed consolidating statement of income. In addition, as described in Note 2, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 2 with respect to 2001 included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including related tax effects) recognized in 2001 related to goodwill, as a result of initially applying SFAS No. 142, to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income and the related net income per share amounts. In our opinion, the disclosures for 2001 in Note 2 are appropriate, and the adjustments to the 2001 guarantor statement of income included in the supplemental guarantor condensed consolidating financial statements described in Note 16 are appropriate and have been properly applied. However, we were not engaged to audit, review or apply any procedures to the 2001 financial statements and schedule of the Company other than with respect to such disclosures and adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements and schedule taken as a whole.

As discussed in Note 2 to the consolidated financial statements, in 2003 the Company changed its method of accounting for stock-based compensation.

/s/ ERNST & YOUNG LLP

Troy, Michigan,
January 26, 2004

THIS REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THE REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP NOR HAS ARTHUR ANDERSEN LLP PROVIDED A CONSENT TO THE INCLUSION OF ITS REPORT IN THIS FORM 10-K. FOR FURTHER DISCUSSION, SEE EXHIBIT 23.2 TO THIS FORM 10-K OF WHICH THIS REPORT IS A PART. THE 2001 GUARANTOR STATEMENT OF INCOME INCLUDED IN THE 2001 SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS HAS BEEN RESTATED TO REFLECT CERTAIN ADJUSTMENTS TO EQUITY IN NET INCOME OF SUBSIDIARIES AND TO NET INCOME, AS DESCRIBED IN NOTE 16, “SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS,” TO THE CONSOLIDATED FINANCIAL STATEMENTS. IN ADDITION, THE FINANCIAL STATEMENTS OF LEAR CORPORATION AND SUBSIDIARIES TO WHICH THIS REPORT RELATES HAVE BEEN REVISED TO INCLUDE THE TRANSITIONAL DISCLOSURES REQUIRED BY STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142, “GOODWILL AND OTHER INTANGIBLE ASSETS,” AS DESCRIBED IN NOTE 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” TO THE CONSOLIDATED FINANCIAL STATEMENTS. THESE RESTATEMENTS AND REVISIONS ARE NOT COVERED BY THE COPY OF THE REPORT OF ARTHUR ANDERSEN LLP.

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

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

December 31,	2003	2002
Assets
Current Assets:
Cash and cash equivalents	$169.3	$91.7
Accounts receivable	2,200.3	1,508.0
Inventories	550.2	489.7
Recoverable customer engineering and tooling	169.0	153.2
Other	286.6	265.1

Total current assets	3,375.4	2,507.7

Long-Term Assets:
Property, plant and equipment, net	1,817.8	1,710.6
Goodwill, net	2,940.1	2,860.4
Other	437.7	404.3

Total long-term assets	5,195.6	4,975.3

	$8,571.0	$7,483.0

Liabilities and Stockholders’ Equity
Current Liabilities:
Short-term borrowings	$17.1	$37.3
Accounts payable and drafts	2,444.1	1,966.4
Accrued salaries and wages	185.2	156.3
Accrued employee benefits	208.2	140.7
Other accrued liabilities	723.5	740.6
Current portion of long-term debt	4.0	3.9

Total current liabilities	3,582.1	3,045.2

Long-Term Liabilities:
Long-term debt	2,057.2	2,132.8
Other	674.2	642.7

Total long-term liabilities	2,731.4	2,775.5

Stockholders’ Equity:
Common stock, par value $0.01 per share, 150,000,000 shares authorized and 72,453,683 and 70,099,988 shares issued at December 31, 2003 and 2002, respectively	0.7	0.7
Additional paid-in capital	1,027.7	943.6
Common stock held in treasury, 4,291,302 shares at December 31, 2003 and 4,362,330 shares at December 31, 2002, at cost	(110.8)	(111.4)
Retained earnings	1,441.8	1,075.8
Accumulated other comprehensive loss	(101.9)	(246.4)

Total stockholders’ equity	2,257.5	1,662.3

	$8,571.0	$7,483.0

The accompanying notes are an integral part of these consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

For the year ended December 31,	2003	2002	2001
Net sales	$15,746.7	$14,424.6	$13,624.7
Cost of sales	14,400.3	13,164.3	12,589.9
Selling, general and administrative expenses	573.6	517.2	514.2
Amortization of goodwill	—	—	90.2
Interest expense	186.6	210.5	254.7
Other expense, net	51.8	52.1	78.3

Income before provision for income taxes, minority interests in consolidated subsidiaries, equity in net income of affiliates and cumulative effect of a change in accounting principle	534.4	480.5	97.4
Provision for income taxes	153.7	157.0	63.6
Minority interests in consolidated subsidiaries	8.8	13.3	11.5
Equity in net income of affiliates	(8.6)	(1.3)	(4.0)

Income before cumulative effect of a change in accounting principle	380.5	311.5	26.3
Cumulative effect of a change in accounting principle, net of tax	—	298.5	—

Net income	$380.5	$13.0	$26.3

Basic net income per share
Income before cumulative effect of a change in accounting principle	$5.71	$4.77	$0.41
Cumulative effect of a change in accounting principle	—	4.57	—

Basic net income per share	$5.71	$0.20	$0.41

Diluted net income per share
Income before cumulative effect of a change in accounting principle	$5.55	$4.65	$0.40
Cumulative effect of a change in accounting principle	—	4.46	—

Diluted net income per share	$5.55	$0.19	$0.40

The accompanying notes are an integral part of these consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share data)

December 31,	2003	2002	2001
Common Stock
Balance at beginning and end of period	$0.7	$0.7	$0.7

Additional Paid-in Capital
Balance at beginning of period	$943.6	$888.3	$874.1
Stock options exercised	66.4	47.4	10.1
Tax benefit of stock options exercised	17.5	7.9	4.1
Settlement of stock-based compensation	0.2	—	—

Balance at end of period	$1,027.7	$943.6	$888.3

Notes Receivable from Sale of Common Stock
Balance at beginning of period	$—	$(0.1)	$(0.1)
Notes receivable payment received	—	0.1	—

Balance at end of period	$—	$—	$(0.1)

Treasury Stock
Balance at beginning of period	$(111.4)	$(111.4)	$(111.4)
Purchases of 31,800 shares at an average price of $34.07 per share	(1.1)	—	—
Issuance of 102,828 shares at an average price of $17.08 per share in settlement of stock-based compensation	1.7	—	—

Balance at end of period	$(110.8)	$(111.4)	$(111.4)

Retained Earnings
Balance at beginning of period	$1,075.8	$1,062.8	$1,036.5
Net income	380.5	13.0	26.3
Dividends	(14.5)	—	—

Balance at end of period	$1,441.8	$1,075.8	$1,062.8

Accumulated Other Comprehensive Loss
Minimum Pension Liability
Balance at beginning of period	$(48.9)	$(20.6)	$(1.5)
Minimum pension liability adjustments	(13.3)	(28.3)	(19.1)

Balance at end of period	$(62.2)	$(48.9)	$(20.6)

Derivative Instruments and Hedging Activities
Balance at beginning of period	$(26.5)	$(13.1)	$—
Derivative instruments and hedging activities adjustments	12.8	(13.4)	(13.1)

Balance at end of period	$(13.7)	$(26.5)	$(13.1)

Cumulative Translation Adjustments
Balance at beginning of period	$(187.5)	$(255.1)	$(198.1)
Cumulative translation adjustments	126.0	67.6	(57.0)

Balance at end of period	$(61.5)	$(187.5)	$(255.1)

Deferred Income Tax Asset
Balance at beginning of period	$16.5	$7.6	$0.6
Deferred income tax asset adjustments	19.0	8.9	7.0

Balance at end of period	$35.5	$16.5	$7.6

Accumulated other comprehensive loss	$(101.9)	$(246.4)	$(281.2)

Total Stockholders’ Equity	$2,257.5	$1,662.3	$1,559.1

Comprehensive Income (Loss)
Net income	$380.5	$13.0	$26.3
Minimum pension liability adjustments	(13.3)	(28.3)	(19.1)
Derivative instruments and hedging activities adjustments	12.8	(13.4)	(13.1)
Cumulative translation adjustments	126.0	67.6	(57.0)
Deferred income tax asset adjustments	19.0	8.9	7.0

Comprehensive Income (Loss)	$525.0	$47.8	$(55.9)

The accompanying notes are an integral part of these consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

For the year ended December 31,	2003	2002	2001
Cash Flows from Operating Activities:
Net income	$380.5	$13.0	$26.3
Adjustments to reconcile net income to net cash provided by operating activities-
Cumulative effect of a change in accounting principle	—	298.5	—
Depreciation	321.8	301.0	302.0
Amortization of goodwill	—	—	90.2
Net change in recoverable customer engineering and tooling	(7.6)	46.5	110.3
Net change in working capital items	124.2	(51.4)	57.5
Other, net	65.5	59.7	(1.5)

Net cash provided by operating activities before net change in sold accounts receivable	884.4	667.3	584.8
Net change in sold accounts receivable	(298.1)	(122.2)	245.0

Net cash provided by operating activities	586.3	545.1	829.8

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(375.6)	(272.6)	(267.0)
Cost of acquisitions, net of cash acquired	(13.7)	(15.2)	—
Net proceeds from disposition of businesses and other assets	33.7	22.5	81.1
Other, net	8.8	6.0	(15.2)

Net cash used in investing activities	(346.8)	(259.3)	(201.1)

Cash Flows from Financing Activities:
Issuance of senior notes	—	250.3	223.4
Repayments of subordinated notes	—	—	(345.5)
Long-term revolving credit repayments, net	(132.8)	(583.4)	(451.0)
Other long-term debt borrowings (repayments), net	(10.3)	1.4	(4.0)
Short-term debt repayments, net	(24.0)	(31.4)	(8.0)
Proceeds from exercise of stock options	66.4	47.4	10.1
Purchase of treasury stock	(1.1)	—	—
Increase (decrease) in drafts	(56.8)	19.8	(70.5)
Other, net	—	0.1	—

Net cash used in financing activities	(158.6)	(295.8)	(645.5)

Effect of foreign currency translation	(3.3)	14.1	5.6

Net Change in Cash and Cash Equivalents	77.6	4.1	(11.2)
Cash and Cash Equivalents at Beginning of Year	91.7	87.6	98.8

Cash and Cash Equivalents at End of Year	$169.3	$91.7	$87.6

Changes in Working Capital:
Accounts receivable	$(196.5)	$118.0	$(57.5)
Inventories	(27.4)	(34.2)	76.0
Accounts payable	318.0	(171.3)	(56.9)
Accrued liabilities and other	30.1	36.1	95.9

Net change in working capital items	$124.2	$(51.4)	$57.5

Supplementary Disclosure:
Cash paid for interest	$177.3	$203.1	$267.5

Cash paid for income taxes, net of refunds received of $52.5, $41.3 and $36.1 in 2003, 2002 and 2001, respectively	$203.7	$131.1	$63.4

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

The Company and its affiliates design and manufacture interior systems and components for automobiles and light trucks. The Company’s main customers are automotive original equipment manufacturers. The Company operates facilities worldwide (Note 12).

(2) Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of ninety days or less.

Accounts Receivable

The Company records accounts receivable as its products are shipped to its customers. The Company’s customers are the major automotive manufacturers in the world. The Company records accounts receivable reserves for known collectibility issues, as such issues relate to specific transactions or customer balances. As of December 31, 2003 and 2002, accounts receivable are reflected net of reserves of $30.6 million and $31.5 million, respectively. The Company writes off accounts receivable when it becomes apparent based upon age or customer circumstances that such amounts will not be collected.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. The Company records inventory reserves for inventory in excess of production and/or forecasted requirements and for obsolete inventory in production and service inventories. As of December 31, 2003 and 2002, inventories are reflected net of reserves of $55.8 million and $44.5 million, respectively. A summary of inventories is shown below (in millions):

December 31,	2003	2002
Raw materials	$399.1	$343.4
Work-in-process	37.6	31.7
Finished goods	113.5	114.6

Inventories	$550.2	$489.7

Pre-Production Costs Related to Long-Term Supply Arrangements

The Company incurs pre-production engineering, research and development (“ER&D”) and tooling costs related to the products produced for its customers under long-term supply agreements. The Company expenses all pre-production ER&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, the Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which the customer has not provided a non-cancelable right to use the tooling. During 2003 and 2002, the Company capitalized $181.2 million and $135.6 million, respectively, of pre-production ER&D costs for which reimbursement is contractually guaranteed by the customer. In addition, during 2003 and 2002, the Company capitalized $380.5 million and $347.7 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling. These amounts are included in recoverable customer engineering and tooling and other long-term assets in the consolidated balance sheets. During 2003 and 2002, the Company collected $539.6 and $538.2 million, respectively, of cash related to ER&D and tooling costs.

During 2003 and 2002, the Company capitalized $39.2 million and $22.1 million, respectively, of Company-owned tooling. These amounts are included in property, plant and equipment, net, in the consolidated balance sheets.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The classification of capitalized pre-production ER&D and tooling costs related to long-term supply agreements is shown below (in millions):

December 31,	2003	2002
Current	$169.0	$153.2
Long-term	233.5	207.2

Recoverable customer engineering and tooling	$402.5	$360.4

Gains and losses related to ER&D and tooling projects are reviewed on an aggregate program basis. Net gains on projects are deferred and recognized over the life of the long-term supply agreement. Net losses on projects are recognized as costs are incurred.

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciable property is depreciated over the estimated useful lives of the assets, using principally the straight-line method as follows:

Buildings and improvements	20 to 25 years
Machinery and equipment	5 to 15 years

A summary of property, plant and equipment is shown below (in millions):

December 31,	2003	2002
Land	$124.6	$100.2
Buildings and improvements	673.7	621.7
Machinery and equipment	2,501.5	2,193.0
Construction in progress	61.3	34.5

Total property, plant and equipment	3,361.1	2,949.4
Less - accumulated depreciation	(1,543.3)	(1,238.8)

Net property, plant and equipment	$1,817.8	$1,710.6

Goodwill

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under this statement, goodwill is no longer amortized but is subject to annual impairment analysis. The Company’s initial impairment analysis compared the fair values of each of its reporting units, based on discounted cash flow analyses, to the related net book values. As a result of the adoption of SFAS No. 142, the Company recorded impairment charges of $310.8 million ($298.5 million after tax) as of January 1, 2002. These charges are reflected as a cumulative effect of a change in accounting principle, net of tax, in the consolidated statement of income for the year ended December 31, 2002. The Company’s annual SFAS No. 142 impairment analysis was completed as of September 28, 2003, and there was no additional impairment.

A summary of the changes in the carrying amount of goodwill, by reportable operating segment, for each of the two years in the period ended December 31, 2003, is shown below (in millions):

			Electronic and
	Seating	Interior	Electrical	Total
Balance as of December 31, 2001	$939.6	$1,114.3	$1,085.6	$3,139.5
Impairment charges	—	(96.3)	(214.5)	(310.8)
Foreign currency translation and other	32.0	5.2	(5.5)	31.7

Balance as of December 31, 2002	971.6	1,023.2	865.6	2,860.4
Foreign currency translation and other	51.8	(0.3)	28.2	79.7

Balance as of December 31, 2003	$1,023.4	$1,022.9	$893.8	$2,940.1

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

In accordance with SFAS No. 142, as of January 1, 2002, the Company no longer amortizes goodwill. A summary of net income and net income per share information, as if goodwill were no longer amortized as of January 1, 2001, is shown below (in millions, except per share data):

		Goodwill
		Amortization,
	Reported	Net of Tax	Revised
For the year ended December 31, 2001
Net income	$26.3	$83.2	$109.5
Basic net income per share	$0.41	$1.30	$1.71
Diluted net income per share	$0.40	$1.28	$1.68

Long-Lived Assets

On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the Company monitors its long-lived assets for impairment indicators. If impairment indicators exist, the Company performs the required analysis and records impairment charges in accordance with SFAS No. 144. In 2003, the Company recorded impairment charges of $5.3 million related to certain seating facility consolidations (Note 3). In addition, the Company recorded impairment charges of $5.9 million related to other facility closures, an early program termination and ongoing operating losses at certain of its facilities. These charges relate to seating ($2.3 million), interior ($0.8 million) and electronic and electrical ($2.8 million) facilities. The Company has certain other facilities that have generated operating losses in recent years. The results of the related impairment analyses indicated that impairment of the fixed assets was not required. The Company will continue to monitor the operating plans of these facilities for potential impairment.

In 2001, an impairment charge of $51.9 million was recognized in connection with the Company’s related restructuring plan, of which $19.1 million related to seating, $19.0 million related to interior and $13.8 million related to electronic and electrical (Note 4).

Revenue Recognition and Sales Commitments

The Company recognizes revenue as its products are shipped to its customers. The Company enters into agreements with its customers to produce products at the beginning of a vehicle’s life. Although such agreements do not provide for minimum quantities, once such agreements are entered into by the Company, fulfillment of the customers’ purchasing requirements is the obligation of the Company for the entire production life of the vehicle, with terms of up to ten years. These agreements generally may be terminated by the customer (but not by the Company) at any time. Historically, terminations of these agreements have been minimal. In certain limited instances, the Company may be committed under existing agreements to supply products to its customers at selling prices which are not sufficient to cover the direct cost to produce such products. In such situations, the Company recognizes losses as they are incurred.

The Company is required to provide its customers with annual cost reductions as part of certain agreements. In addition, the Company has ongoing adjustments to its pricing arrangements with its customers based on the related content and cost of its products. The Company accrues for such amounts as its products are shipped to its customers. Such pricing accruals are adjusted as they are settled with the Company’s customers.

Amounts billed to customers related to shipping and handling costs are included in net sales in the consolidated statements of income. Shipping and handling costs are included in cost of sales in the consolidated statements of income.

Research and Development

Costs incurred in connection with the development of new products and manufacturing methods to the extent not recoverable from the Company’s customers are charged to selling, general and administrative expenses as incurred. These costs amounted to $171.1 million, $176.0 million and $198.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Foreign Currency Translation

With the exception of foreign subsidiaries operating in highly inflationary economies, which are measured in U.S. dollars, assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the foreign exchange rates in effect at the end of the period. Revenues and expenses of foreign subsidiaries are translated using an average of the foreign exchange rates in effect during the period.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Translation adjustments that arise from translating a foreign subsidiary’s financial statements from the functional currency to U.S. dollars are reflected in accumulated other comprehensive loss in the consolidated balance sheets.

Transaction gains and losses that arise from foreign exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those transactions which operate as a hedge of a foreign currency investment position, are included in the statements of income as incurred.

Net Income Per Share

Basic net income per share is computed using the weighted average common shares outstanding during the period. Diluted net income per share is computed using the average share price during the period when calculating the dilutive effect of common stock equivalents. A summary of shares outstanding is shown below:

For the year ended December 31,	2003	2002	2001
Weighted average common shares outstanding	66,689,757	65,365,218	63,977,391
Dilutive effect of common stock equivalents	1,843,755	1,691,921	1,327,643

Diluted shares outstanding	68,533,512	67,057,139	65,305,034

Certain options were not included in the computation of diluted shares outstanding, as inclusion would have resulted in antidilution. A summary of these options and their exercise prices is shown below:

For the year ended December 31,	2003	2002	2001
Antidilutive options	505,200	554,750	3,324,075
Exercise prices	$54.22 - $55.33	$54.22	$35.93 - $54.22

Stock-Based Compensation

The Company has three plans under which it has issued stock options: the 1994 Stock Option Plan, the 1996 Stock Option Plan and the Long-Term Stock Incentive Plan. Options issued to date under these plans generally vest over a three-year period and expire ten years from the original plan date.

A summary of option transactions during each of the three years in the period ended December 31, 2003, is shown below:

	Stock Options	Price Range
Outstanding as of December 31, 2000	5,092,401	$5.00 - $54.22
Granted	2,236,900	$27.25 - $35.93
Expired or cancelled	(275,427)	$5.00 - $54.22
Exercised	(698,985)	$5.00 - $39.00

Outstanding as of December 31, 2001	6,354,889	$5.00 - $54.22
Granted	1,883,875	$39.83 - $41.83
Expired or cancelled	(404,024)	$14.06 - $54.22
Exercised	(1,484,321)	$5.00 - $39.00

Outstanding as of December 31, 2002	6,350,419	$15.50 - $54.22
Granted	16,000	$55.33
Expired or cancelled	(10,099)	$20.41 - $54.22
Exercised	(2,353,695)	$15.50 - $54.22

Outstanding as of December 31, 2003	4,002,625	$15.50 - $55.33

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of options outstanding as of December 31, 2003, is shown below:

Range of exercise prices	$15.50	$22.12 – 27.25	$33.00 – 39.83	$41.83 – 42.32	$54.22 – 55.33

Options outstanding:
Number outstanding	25,000	396,150	1,375,375	1,700,900	505,200
Weighted average remaining contractual life (years)	0.25	6.20	6.56	8.42	4.51
Weighted average exercise price	$15.50	$22.79	$36.76	$41.83	$54.26
Options exercisable:
Number exercisable	25,000	344,500	798,200	—	489,200
Weighted average exercise price	$15.50	$22.12	$37.26	N/A	$54.22

The Long-Term Stock Incentive Plan also permits the grants of stock appreciation rights, restricted stock, restricted units, performance shares and performance units (collectively, “Incentive Units”) to officers and other key employees of the Company. As of December 31, 2003, the Company had outstanding Incentive Units convertible into a maximum of 1,648,360 shares of common stock of the Company. Incentive Units include 623,176 restricted units at no cost to the employee, 769,026 restricted units at a weighted average cost to the employee of $22.47 per unit and 256,158 performance shares at no cost to the employee.

Prior to 2003, the Company accounted for stock-based compensation under the recognition and measurement provisions of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation expense was not recognized related to stock options, as the exercise price of the stock option was equal to the fair market value of the stock as of the grant date. Compensation expense was recognized related to certain Incentive Units.

On January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” under which compensation cost for grants of Incentive Units and stock options is determined based on the fair value of the Incentive Units and stock options as of the grant date. SFAS No. 123 has been applied prospectively to all employee awards granted after January 1, 2003, as permitted under the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” A summary of the effect on net income and net income per share, as if the fair value based method had been applied to all outstanding and unvested awards in each period, is shown below (in millions, except per share data):

For the year ended December 31,	2003	2002	2001
Net income, as reported	$380.5	$13.0	$26.3
Add: Stock-based employee compensation expense included in reported net income, net of tax	5.3	2.2	3.2
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(23.1)	(19.8)	(21.7)

Net income (loss), pro forma	$362.7	$(4.6)	$7.8

Net income (loss) per share:
Basic – as reported	$5.71	$0.20	$0.41
Basic – pro forma	$5.44	$(0.07)	$0.12
Diluted – as reported	$5.55	$0.19	$0.40
Diluted – pro forma	$5.29	$(0.07)	$0.12

The fair value of each stock option grant is estimated as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yields of 1.45% in 2003 and 0.00% in 2002 and 2001; expected lives of seven years in 2003, 2002 and 2001; risk-free interest rates of 3.87% in 2003, 5.75% in 2002 and 5.17% in 2001; and

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

expected volatility of 41.24% in 2003, 41.35% in 2002 and 40.64% in 2001. The fair values of the stock option grants were $23.23 in 2003, $21.23 and $22.30 in 2002 and $14.07 and $18.55 in 2001.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During 2003, there were no material changes in the methods or policies used to establish estimates and assumptions. Generally, matters subject to estimation and judgment include amounts related to accounts receivable realization (Note 2), inventory obsolescence (Note 2), unsettled pricing discussions with customers and suppliers (Note 2), warranty (Note 11), pension and other postretirement benefit plan assumptions (Note 10), plant consolidation and reorganization reserves (Notes 3 and 4), self-insurance accruals, asset valuation reserves and accruals related to litigation (Note 11), environmental remediation costs (Note 11) and income taxes (Note 9). Actual results may differ from estimates provided.

Reclassifications

Certain amounts in prior years’ financial statements have been reclassified to conform to the presentation used in the year ended December 31, 2003.

(3) Facility Consolidations

The Company continually evaluates alternatives to align its business with the changing needs of its customers and to lower the operating cost of the Company. This may include the realignment of its existing manufacturing capacity, facility closures or similar actions. In December 2003, the Company initiated two significant actions to close or consolidate three of its U.S. seating facilities. As a result of phased-out programs and uncompetitive cost structures, it is not economical for the Company to continue to operate these facilities as they currently exist. The actions are expected to be completed in the second quarter of 2004. In accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” the Company recorded charges of $20.2 million in 2003 related to these actions for employee termination benefits required under related labor agreements. In addition, the Company recorded asset impairment charges of $5.3 million in 2003 related to these actions to write down machinery and equipment which is expected to be abandoned. These charges are included in cost of sales in the consolidated statement of income for the year ended December 31, 2003. Total facility consolidation costs associated with these actions are expected to be approximately $50 million and are expected to be paid in 2004. However, the timing and amount of these costs may change based on labor negotiations and other factors.

(4) 2001 Restructuring Plan

In order to better align the Company’s operations and capacity in response to changes in global automotive production volumes and the Company’s improved operating efficiencies, the Company began to implement a restructuring plan in the fourth quarter of 2001. This restructuring plan was designed to consolidate certain operations and to enhance the Company’s long-term competitive position. As a result of this restructuring plan, the Company recorded pre-tax charges of $149.2 million in the fourth quarter of 2001, including $141.4 million recorded as cost of sales and $7.8 million recorded as selling, general and administrative expenses. These charges were included in the Other category for segment reporting purposes (Note 12) and reflect $71.2 million related to the Company’s operations in North and South America and $78.0 million related to the Company’s operations in Europe and Rest of World.

The restructuring plan included the closure of ten manufacturing and three warehouse facilities in North America and three manufacturing facilities in South America. Several of these actions involved the relocation of business to improve factory utilization. The charges consisted of severance costs of $32.2 million for 399 salaried and 3,092 hourly employees notified prior to December 31, 2001, asset impairment charges of $24.5 million to write down assets to their fair value less disposal costs, lease cancellation costs of $6.0 million and other facility closure costs of $2.8 million. Certain of these amounts were recorded net of estimated recoveries from third parties. Severance costs were recorded based on both completed negotiations and existing union and employee contracts. The asset impairment charges related to the disposal of seven buildings and the related machinery and equipment. The buildings had a carrying value of $16.5 million and an estimated fair value of $13.5 million, resulting in an impairment charge of $3.0 million. The machinery and equipment had a carrying value of $27.9 million

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

and an estimated fair value of $6.4 million, resulting in an impairment charge of $21.5 million. The fair value of the assets was determined using both appraisals and cash flow analyses. Lease cancellation costs are expected to be paid through 2005.

The Company also implemented a plan to consolidate certain administrative functions and to reduce the U.S. salaried workforce. The Company recorded a charge of $5.7 million for severance costs for 229 employees notified prior to December 31, 2001. Severance costs were recorded based on both completed negotiations and existing employee contracts.

The restructuring plan included the closure of five manufacturing facilities in Europe and Rest of World. Several of these actions involved the relocation of business to improve factory utilization. The charges consisted of severance costs of $25.3 million for 299 salaried and 3,991 hourly employees notified prior to December 31, 2001, asset impairment charges of $27.4 million to write down assets to their fair value less disposal costs, lease cancellation costs of $0.3 million and other facility closure costs of $6.8 million. Severance costs were recorded based on both completed negotiations and existing union and employee contracts. The asset impairment charges related to the disposal of two buildings and the related machinery and equipment. The buildings had a carrying value of $12.0 million and an estimated fair value of $2.7 million, resulting in an impairment charge of $9.3 million. The machinery and equipment had a carrying value of $20.2 million and an estimated fair value of $2.1 million, resulting in an impairment charge of $18.1 million. The fair value of the assets was determined using both appraisals and cash flow analyses.

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

There were no significant changes to the original restructuring plan. As of December 31, 2003, the restructuring plan was complete.

(5) Dispositions

2001 Dispositions

In March 2001, the Company completed the sale of its Spanish wire business for approximately $35.5 million. A gain on the sale of $12.4 million is included in other expense, net, in the consolidated statement of income for the year ended December 31, 2001.

In December 2001, the Company completed the sales of a plastics molding facility in Sweden, an interior acoustics facility in the United States and the metal seat frame portion of a facility in Poland for approximately $5.9 million. The loss on these sales, when combined with favorable post-closing settlements on prior dispositions, was $11.2 million and is included in other expense, net, in the consolidated statement of income for the year ended December 31, 2001.

The pro forma results of the Company, after giving effect to these dispositions, are not materially different from reported results.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(6) Investments in Affiliates and Other Related Party Transactions

The Company’s beneficial ownership in affiliates accounted for under the equity method is shown below:

December 31,	2003	2002	2001
Shenyang Lear Automotive Seating and Interior Systems Co., Ltd. (China)	60%	–%	–%
Shanghai Lear STEC Automotive Parts Co., Ltd. (China)	55	–	–
Lear Furukawa Corporation	51	51	51
Corporate Eagle Two, L.L.C.	50	50	50
Industrias Cousin Freres, S.L. (Spain)	50	50	50
Lear-NHK Seating and Interior Co., Ltd. (Japan)	50	50	50
Hanil Lear India Private, Ltd. (India)	50	50	–
Lear Diamond Electro-Circuit Systems Co., Ltd. (Japan)	50	50	–
Nanjing Lear Xindi Automotive Interiors Systems Co., Ltd. (China)	50	50	–
Lear Dongfeng Automotive Seating Co., Ltd. (China)	50	–	–
Bing Assembly Systems, L.L.C.	49	49	49
J.L. Automotive, L.L.C.	49	49	49
Saturn Electronics Texas, L.L.C.	45	45	45
Jiangxi Jiangling Lear Interior Systems Co., Ltd. (China)	41	41	33
Precision Fabrics Group, Inc.	41	40	38
Nawon Ind. Co., Ltd. (Korea)	40	–	–
Total Interior Systems – America, L.L.C.	39	39	39
U.P.M. S.r.L. (Italy)	39	39	39
Markol Otomotiv Yan Sanayi VE Ticaret A.S. (Turkey)	35	35	35
RecepTec, L.L.C.	21	–	–
Lear Motorola Integrated Solutions, L.L.C.	–	50	50
Hanyil Co., Ltd. (Korea)	–	29	–
NTTF Industries, Ltd. (India)	–	23	46
SALBI, A.B. (Sweden)	–	–	50
Interiores Automotrices Summa, S.A. de C.V. (Mexico)	–	–	40
Interni S.A. (Brazil)	–	–	25

Summarized group financial information for affiliates accounted for under the equity method as of December 31, 2003 and 2002, and for the years ended December 31, 2003, 2002 and 2001, is shown below (unaudited; in millions):

December 31,	2003	2002
Balance sheet data:
Current assets	$227.3	$210.3
Non-current assets	101.2	105.0
Current liabilities	218.0	195.7
Non-current liabilities	20.5	21.7

For the year ended December 31,	2003	2002	2001
Income statement data:
Net sales	$779.6	$728.0	$592.5
Gross profit	92.9	76.4	69.8
Income before provision for income taxes	22.2	14.7	10.8
Net income	17.4	9.6	7.7

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

As of December 31, 2003 and 2002, the Company’s aggregate investment in affiliates was $54.6 million and $59.1 million, respectively. In addition, the Company had notes and advances due from affiliates of $40.9 million and $20.2 million as of December 31, 2003 and 2002, respectively.

A summary of transactions with affiliates and other related parties is shown below (in millions):

For the year ended December 31,	2003	2002	2001
Sales to affiliates	$144.7	$73.2	$26.5
Purchases from affiliates	96.1	74.9	30.7
Purchases from other related parties(1)	12.0	9.2	9.8
Management and other fees for services provided to affiliates	7.6	13.5	14.0
Dividends received from affiliates	8.7	5.9	4.2

(1)   Includes $3.9 million, $2.6 million and $1.6 million in 2003, 2002 and 2001, respectively, paid to Trammell Crow Company for facilities maintenance and real estate brokerage services; includes $7.7 million, $6.3 million and $8.0 million in 2003, 2002 and 2001, respectively, paid to Analysts International, Sequoia Services Group for software services and computer equipment; and includes $0.4 million, $0.3 million and $0.2 million paid to Elite Support Management Group, LLC for the provision of information technology temporary support personnel. Each entity employs a relative of the Company’s Chairman and Chief Executive Officer. In addition, Elite Support Management is partially owned by a relative of the Company’s Chairman and Chief Executive Officer. As a result, such entities may be deemed to be related parties. These purchases were made in the ordinary course of the Company’s business and in accordance with the Company’s normal procedures for engaging service providers or normal sourcing procedures for suppliers, as applicable.

Lear Furukawa Corporation is accounted for under the equity method as shareholder resolutions require a two-thirds majority vote for approval of corporate actions. Therefore, Lear does not control this affiliate.

The Company guarantees 39% of certain of the debt of Total Interior Systems – America, L.L.C. As of December 31, 2003, the debt balance of Total Interior Systems – America, L.L.C. covered by the Company’s guarantees was $23.7 million.

2003

In August 2003, the Company acquired an additional 53% of the publicly traded common equity of Hanyil Co., Ltd. (“Hanyil”), an automotive seats supplier in Korea, for $9.4 million. The Company previously held a 29% equity interest in Hanyil. The acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed are reflected in the consolidated balance sheet as of December 31, 2003. The operating results of Hanyil are included in the consolidated statement of income for the year ended December 31, 2003, since the date of acquisition. As of and for the year ended December 31, 2003, Hanyil had total assets of $37.2 million and net sales of $44.1 million. In conjunction with the purchase of Hanyil, the Company effectively acquired a 40% ownership interest in Nawon Ind. Co., Ltd. (“Nawon”), a seating company in Korea. The operating results of the Company, after giving pro forma effect to this acquisition, are not materially different from reported results. Subsequent to December 31, 2003, the Company acquired an additional 17% of the publicly traded common equity of Hanyil for $4.1 million, increasing its ownership interest in Hanyil to 99%. In addition, the Company entered into an agreement to sell its ownership interest in Nawon.

In July 2003, the Company formed Shanghai Lear STEC Automotive Parts Co., Ltd., a joint venture with Shanghai SIIC Transportation Electrical Co., Ltd., to manufacture and supply electronic and electrical distribution systems and other automotive parts and components in China. In May 2003, the Company established Shenyang Lear Automotive Seating and Interior Systems Co., Ltd., a joint venture with Shanghai Shenhua Holdings Co., Ltd., to manufacture and supply automotive parts and components in China. The Company’s investments in these affiliates are accounted for under the equity method as the result of certain approval rights granted to the minority shareholder. In December 2003, the Company formed Lear Dongfeng Automotive Seating Co., Ltd., a joint venture with Dongfeng Industrial Co., Ltd., to manufacture automotive seats and components in China.

Also in 2003, the Company and its joint venture partner dissolved Lear Motorola Integrated Solutions, L.L.C., and the Company sold the remaining interest in NTTF Industries, Ltd. In addition, the Company’s ownership percentage in RecepTec, L.L.C., an investment previously accounted for under the cost method, increased from 18% to 21%. The Company’s ownership percentage of Precision Fabrics Group, Inc. increased from 40% to 41% due to a decrease in the number of shares outstanding, as the joint venture repurchased shares from other owners.

2002

Since January 1, 2002, the Company has accounted for its investment in Hanil Lear India Private, Ltd. under the equity method, due to a change in the composition of the joint venture’s board of directors. Prior to January 1, 2002, the financial position and results of operations of this entity were included in the consolidated financial statements of the Company.

In 2002, the Company formed Lear Diamond Electro-Circuit Systems Co., Ltd., a joint venture with Mitsubishi Cable Industries, Ltd. to provide electronic and electrical distribution systems to certain automotive manufacturers in Japan. The Company also formed Nanjing Lear Xindi Automotive Interiors Systems Co., Ltd., a joint venture with the Xindi subsidiary of Yuejin Motor Group Corporation, to supply seat systems and wire harnesses in China.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Also in 2002, the Company sold its interest in Interni S.A. and liquidated its interest in SALBI, A.B. The Company also sold its interest in Interiores Automotrices Summa, S.A. de C.V. and, in turn, acquired 100% of the related business. The acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed are reflected in the consolidated balance sheets as of December 31, 2003 and 2002. The operating results are included in the consolidated statements of income for the years ended December 31, 2003 and 2002, since the date of acquisition. In addition, the Company’s ownership percentage of Precision Fabrics Group, Inc. increased from 38% to 40% due to a decrease in the number of shares outstanding, as the joint venture repurchased shares from other owners. The Company’s ownership percentage of Jiangxi Jiangling Lear Interior Systems Co., Ltd. also increased from 33% to 41%, due to the purchase of additional equity shares.

(7) Short-Term Borrowings

The Company utilizes uncommitted lines of credit as needed for its short-term working capital requirements. As of December 31, 2003, the Company had unsecured lines of credit available from banks of $243.0 million, subject to certain restrictions imposed by the primary credit facilities (Note 8). As of December 31, 2003 and 2002, the weighted average interest rate on outstanding borrowings was 2.8% and 4.8%, respectively.

(8) Long-Term Debt

A summary of long-term debt and the related weighted average interest rates, including the effect of hedging activities described in Note 13, is shown below (in millions):

December 31,	2003		2002
	Long-Term	Weighted Average	Long-Term	Weighted Average
Debt Instrument	Debt	Interest Rate	Debt	Interest Rate
Credit facilities	$—	—	$132.8	7.11%
Other	74.2	4.34%	80.9	4.84%

	74.2		213.7
Less – current portion	(4.0)		(3.9)

	70.2		209.8

Zero-coupon Convertible Senior Notes, due 2022	273.2	4.75%	260.7	4.75%
8.125% Senior Notes, due 2008	313.8	8.125%	262.3	8.125%
8.11% Senior Notes, due 2009	800.0	7.18%	800.0	8.11%
7.96% Senior Notes, due 2005	600.0	6.36%	600.0	6.16%

	1,987.0		1,923.0
Long-term debt	$2,057.2		$2,132.8

Primary Credit Facilities

As of December 31, 2003, the Company’s primary credit facilities consist of a $1.7 billion amended and restated credit facility, which matures on March 26, 2006, and a $250 million revolving credit facility, which matures on May 4, 2004. As of December 31, 2003, the Company had no borrowings outstanding under its primary credit facilities and $42.6 million committed under outstanding letters of credit, resulting in more than $1.9 billion of unused availability under its primary credit facilities. The Company pays a commitment fee on the $1.7 billion credit facility and the $250 million revolving credit facility of 0.30% per annum. Borrowings and repayments under the primary credit facilities are shown below (in millions):

Year	Borrowings	Repayments
2003	$6,084.7	$6,217.5
2002	7,557.0	8,140.4
2001	8,181.5	8,632.5

The Company’s primary credit facilities provide for multicurrency borrowings in a maximum aggregate amount of $615.0 million, the commitment for which is part of the aggregate primary credit facilities commitment. The commitment for $115.7

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

million of multicurrency borrowings matures in May 2004. As of December 31, 2002, the aggregate weighted average interest rate on outstanding borrowings was 4.5%.

In March 2003, the Company prepaid the final $50.0 million due on a $500 million term loan with scheduled amortization through May 2004. In June 2003, the Company reduced availability under its $500 million revolving credit facility to $250 million.

Zero-Coupon Convertible Senior Notes

In February 2002, the Company issued $640.0 million aggregate principal amount at maturity of zero-coupon convertible senior notes due 2022 (the “Convertible Notes”), yielding gross proceeds of $250.3 million. The Convertible Notes are unsecured and rank equally with the Company’s other unsecured senior indebtedness, including the Company’s Eurobonds, 2005 Notes and 2009 Notes (see below). Each Convertible Note of $1,000 principal amount at maturity was issued at a price of $391.06, representing a yield to maturity of 4.75%. Holders of the Convertible Notes may convert their notes at any time on or before the maturity date at a conversion rate, subject to adjustment, of 7.5204 shares of the Company’s common stock per note, provided that the average per share price of the Company’s common stock for the 20 trading days immediately prior to the conversion date is at least a specified percentage, beginning at 120% and declining 1/2% each year thereafter to 110% at maturity, of the accreted value of the note, divided by the conversion rate (the “Contingent Conversion Trigger”). The average per share price of the Company’s common stock for the 20 trading days immediately prior to December 31, 2003 was $60.11. As of December 31, 2003, the Contingent Conversion Trigger was $67.83. The Convertible Notes are also convertible (1) if the long-term credit rating assigned to the notes by either Moody’s Investors Service or Standard & Poor’s Ratings Services is reduced below Ba3 or BB-, respectively, or either ratings agency withdraws its long-term credit rating assigned to the notes, (2) if the Company calls the Convertible Notes for redemption or (3) upon the occurrence of specified other events.

The Company has an option to redeem all or a portion of the Convertible Notes for cash at their accreted value at any time on or after February 20, 2007. Holders may require the Company to purchase their notes on each of February 20, 2007, 2012 and 2017, as well as upon the occurrence of a fundamental change, at their accreted value on such dates. The Company may choose to pay the purchase price in cash or, subject to the satisfaction of certain conditions, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. If the Convertible Notes are required to be repurchased, the Company currently expects to purchase the notes for cash.

Under generally accepted accounting principles, the shares into which the Convertible Notes are convertible will not be included in the Company’s calculation of diluted net income per share unless one of the contingent conversion events occurs, or it is expected that the Company will satisfy its obligation to purchase the Convertible Notes with shares of the Company’s common stock. Accordingly, the Convertible Notes are not included in the Company’s calculation of diluted net income per share (Note 2).

The Company used the proceeds from the Convertible Notes offering to repay indebtedness under the revolving portion of the Company’s primary credit facilities. The offering of the Convertible Notes was made pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. In June 2002, a registration statement filed by the Company covering the resale of the Convertible Notes and the common stock issuable upon their conversion was declared effective by the Securities and Exchange Commission.

Other Senior Notes

The Company has outstanding Euro 250 million (approximately $313.8 million based on the exchange rate in effect as of December 31, 2003) principal amount of senior notes due 2008 (the “Eurobonds”). Interest on the Eurobonds is payable on April 1 and October 1 of each year. In addition, the Company has outstanding $600 million principal amount of senior notes due 2005 (the “2005 Notes”) and $800 million principal amount of senior notes due 2009 (the “2009 Notes”). Interest on the 2005 Notes and the 2009 Notes is payable on May 15 and November 15 of each year.

The Company may redeem all or part of the Eurobonds, the 2005 Notes and the 2009 Notes at its option, at any time, at the redemption price equal to the greater of (a) 100% of the principal amount of the notes to be redeemed or (b) the sum of the present values of the remaining scheduled payments of principal and interest thereon from the redemption date to the maturity date discounted, to the redemption date on a semiannual basis, at the Bund rate in the case of the Eurobonds or at the applicable treasury rate plus 50 basis points in the case of the 2005 Notes and the 2009 Notes, together with any interest accrued but not paid to the date of the redemption.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Guarantees

The senior notes of the Company are senior unsecured obligations and rank pari passu in right of payment with all of the Company’s existing and future unsubordinated unsecured indebtedness. The Company’s obligations under the senior notes are guaranteed, on a joint and several basis, by certain of its significant subsidiaries, which are primarily domestic subsidiaries (Note 16). The Company’s obligations under its primary credit facilities are guaranteed by the same subsidiaries that guarantee the Company’s obligations under the senior notes. The Company’s obligations under the primary credit facilities are also (and solely) secured by the pledge of all or a portion of the capital stock of certain of its significant subsidiaries. Pursuant to the terms of the primary credit facilities, the guarantees and stock pledges may be released, at the Company’s option, when and if the Company’s senior long-term unsecured debt credit rating is at or above BBB- from Standard & Poor’s Ratings Services and at or above Baa3 from Moody’s Investors Service and certain other conditions are satisfied. In the event that any such subsidiary ceases to be a guarantor under the primary credit facilities, such subsidiary will be released as a guarantor of the senior notes.

Covenants

The Company’s primary credit facilities contain numerous covenants relating to the maintenance of certain financial ratios and to the management and operation of the Company. The covenants include, among other restrictions, limitations on indebtedness, guarantees, mergers, acquisitions, fundamental corporate changes, asset sales, investments, loans and advances, liens, dividends and other stock payments, transactions with affiliates and optional payments and modification of debt instruments. The senior notes also contain covenants restricting the ability of the Company and its subsidiaries to incur liens and to enter into sale and leaseback transactions and restricting the ability of the Company to consolidate with, to merge with or into, or to sell or otherwise dispose of all or substantially all of its assets to, any person. As of December 31, 2003, the Company was in compliance with all covenants and other requirements set forth in its primary credit facilities and senior notes.

Subordinated Notes

In May 2001, the Company redeemed its 8.25% subordinated notes due 2002. The redemption was made at par. In August 2001, the Company redeemed its 9.50% subordinated notes due 2006. The redemption was made at 104.75% of the aggregate principal amount of the notes. The redemptions were financed through borrowings under the Company’s primary credit facilities. The redemption premium and the write-off of deferred financing fees related to the 9.50% subordinated notes due 2006 totaled approximately $12.0 million and are reflected as other expense, net, in the consolidated statement of income for the year ended December 31, 2001.

Other

As of December 31, 2003, other long-term debt was principally made up of amounts outstanding under term loans and capital leases.

Scheduled Maturities

As of December 31, 2003, the scheduled maturities of long-term debt for the five succeeding years are shown below (in millions):

Year	Maturities
2004	$4.0
2005	641.0
2006	3.9
2007	2.9
2008	317.5

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(9) Income Taxes

A summary of income before provision for income taxes, minority interests in consolidated subsidiaries, equity in net income of affiliates and cumulative effect of a change in accounting principle and the components of provision for income taxes is shown below (in millions):

For the year ended December 31,	2003	2002	2001
Income before provision for income taxes, minority interests in consolidated subsidiaries, equity in net income of affiliates and cumulative effect of a change in accounting principle:
Domestic	$240.9	$234.0	$(93.6)
Foreign	293.5	246.5	191.0

	$534.4	$480.5	$97.4

Domestic provision (benefit) for income taxes:
Current provision	$48.9	$101.1	$22.4
Deferred benefit	(38.4)	(15.3)	(52.7)

Total domestic provision (benefit)	10.5	85.8	(30.3)

Foreign provision for income taxes:
Current provision	137.9	85.9	121.1

Deferred –
Deferred provision (benefit)	7.6	(6.8)	(22.3)
Benefit of prior unrecognized net operating loss carryforwards	(2.3)	(7.9)	(4.9)

Total foreign deferred provision (benefit)	5.3	(14.7)	(27.2)

Total foreign provision	143.2	71.2	93.9

Provision for income taxes	$153.7	$157.0	$63.6

A summary of the differences between provision for income taxes calculated at the United States Federal statutory income tax rate of 35% and the consolidated provision for income taxes is shown below (in millions):

For the year ended December 31,	2003	2002	2001
Income before provision for income taxes, minority interests in consolidated subsidiaries, equity in net income of affiliates and cumulative effect of a change in accounting principle multiplied by the United States Federal statutory rate	$187.0	$168.2	$34.1
Differences in income taxes on foreign earnings, losses and remittances	(47.7)	18.3	(10.4)
Valuation adjustments	19.1	49.3	32.1
Amortization of goodwill	—	—	24.4
Research and development credits	(12.8)	(25.0)	(7.5)
Change in enacted tax rates on prior divestiture	—	(14.5)	—
Other	8.1	(39.3)	(9.1)

	$153.7	$157.0	$63.6

For the years ended December 31, 2003, 2002 and 2001, income in foreign jurisdictions with tax holidays was $81.0 million, $55.7 million and $37.5 million, respectively. Such tax holidays expire from 2004 through 2012.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Deferred income taxes represent temporary differences in the recognition of certain items for income tax and financial reporting purposes. A summary of the components of the net deferred income tax liability is shown below (in millions):

December 31,	2003	2002
Deferred income tax liabilities:
Long-term asset basis differences	$125.3	$95.8
Recoverable customer engineering and tooling	59.5	50.2
Undistributed earnings of foreign subsidiaries	84.5	67.2
Other	1.2	2.1

	$270.5	$215.3

Deferred income tax assets:
Tax loss carryforwards	$(231.1)	$(189.2)
Retirement benefit plans	(70.3)	(69.3)
Accrued liabilities	(59.7)	(46.3)
Reserves related to current assets	(50.9)	(37.1)
Self-insurance reserves	(18.1)	(10.8)
Minimum pension liability	(21.4)	(16.5)
Derivative instruments and Hedging	(36.3)	—

	(487.8)	(369.2)
Valuation allowance	220.8	190.3

	$(267.0)	$(178.9)

Net deferred income tax liability	$3.5	$36.4

Deferred income tax assets have been fully offset by a valuation allowance in certain foreign tax jurisdictions due to a history of operating losses. The classification of the net deferred income tax liability is shown below (in millions):

December 31,	2003	2002
Deferred income tax assets:
Current	$(140.6)	$(94.3)
Long-term	(41.5)	(42.5)
Deferred income tax liabilities:
Current	30.3	22.3
Long-term	155.3	150.9

Net deferred income tax liability	$3.5	$36.4

Deferred income taxes have not been provided on $253.8 million of certain undistributed earnings of the Company’s foreign subsidiaries as such amounts are considered to be permanently reinvested. It is not practicable to determine the unrecognized deferred tax liability on these earnings because the actual tax liability on these earnings, if any, is dependent on circumstances existing when remittance occurs.

As of December 31, 2003, the Company had tax loss carryforwards of $733.9 million, which relate to certain foreign subsidiaries. Of the total loss carryforwards, $447.9 million has no expiration date and $286.0 million expires from 2004 through 2011.

(10) Pension and Other Postretirement Benefit Plans

The Company has noncontributory defined benefit pension plans covering certain domestic employees and certain employees in foreign countries, principally Canada. The Company’s salaried pension plans provide benefits based on final average earnings formulas. The Company’s hourly pension plans provide benefits under flat benefit and cash balance formulas. The Company also has contractual arrangements with certain employees which provide for supplemental retirement benefits. In general, the Company’s policy is to fund its pension obligation based on legal requirements, tax considerations and local practices.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The Company has postretirement benefit plans covering a portion of the Company’s domestic and Canadian employees. The Company’s postretirement benefit plans generally provide for the continuation of medical benefits for all eligible employees who complete ten years of service after age 45 and retire from the Company at age 55 or older. The Company does not fund its postretirement benefit obligation. Rather, payments are made as costs are incurred by covered retirees.

Obligations and Funded Status

A reconciliation of the change in benefit obligation, the change in plan assets and the net amount recognized in the consolidated balance sheets is shown below (based on a September 30 measurement date, in millions):

	Pension		Other Postretirement
December 31,	2003	2002	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$397.2	$312.8	$181.5	$122.0
Service cost	33.4	29.5	14.5	11.0
Interest cost	28.2	23.1	12.2	9.3
Amendments	4.4	13.2	(35.2)	(0.2)
Actuarial loss	25.5	26.8	22.5	48.6
Benefits paid	(15.6)	(13.3)	(5.4)	(9.5)
Curtailment (gain) loss	(0.5)	(2.8)	0.5	—
Special termination benefits	2.3	0.9	0.2	0.4
Settlements	(0.9)	—	—	—
New plans	0.2	—	—	—
Transfers out	(0.2)	—	—	—
Translation adjustment	35.4	7.0	8.7	(0.1)

Benefit obligation at end of year	$509.4	$397.2	$199.5	$181.5

Change in plan assets:
Fair value of plan assets at beginning of year	$219.6	$211.7	$—	$—
Actual return on plan assets	31.6	(15.1)	—	—
Employer contributions	67.4	35.4	5.4	9.5
Benefits paid	(15.6)	(13.3)	(5.4)	(9.5)
Settlements	(0.9)	—	—	—
Transfers out	(0.2)	—	—	—
Translation adjustment	25.3	0.9	—	—

Fair value of plan assets at end of year	$327.2	$219.6	$—	$—

Funded status	$(182.2)	$(177.6)	$(199.5)	$(181.5)
Unrecognized net actuarial loss	93.0	79.5	71.9	50.9
Unrecognized net transition (asset) obligation	(0.7)	(1.0)	13.4	19.2
Unrecognized prior service cost	43.9	40.1	(29.3)	(0.2)
Contributions between September 30 and December 31	5.6	6.3	1.3	1.3

Net amount recognized	$(40.4)	$(52.7)	$(142.2)	$(110.3)

Amounts recognized in the consolidated balance sheets:
Prepaid benefit cost	$0.7	$3.1	$—	$—
Accrued benefit liability	(140.4)	(139.7)	(142.2)	(110.3)
Intangible asset	37.1	35.0	—	—
Deferred tax asset	21.4	16.5	—	—
Accumulated other comprehensive loss	40.8	32.4	—	—

Net amount recognized	$(40.4)	$(52.7)	$(142.2)	$(110.3)

As of December 31, 2003 and 2002, the accumulated benefit obligation for all defined benefit pension plans was $458.9 million and $347.4 million, respectively. As of December 31, 2003 and 2002, the majority of the Company’s pension plans had accumulated benefit obligations in excess of plan assets. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets of plans with accumulated benefit obligations in excess of plan assets were $506.5 million, $456.2 million and

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

$324.5 million, respectively, as of December 31, 2003, and $374.2 million, $325.8 million and $197.8 million, respectively, as of December 31, 2002.

Net Periodic Benefit Cost

The components of the Company’s net periodic benefit cost are shown below (in millions):

	Pension			Other Postretirement
For the year ended December 31,	2003	2002	2001	2003	2002	2001
Service cost	$33.4	$29.5	$28.1	$14.5	$11.0	$8.4
Interest cost	28.2	23.1	20.0	12.2	9.3	7.1
Expected return on plan assets	(17.6)	(17.5)	(17.8)	—	—	—
Amortization of actuarial (gain) loss	2.6	0.4	(0.9)	2.8	0.6	(1.4)
Amortization of transition (asset) obligation	(0.4)	(0.4)	(0.3)	1.8	1.7	1.8
Amortization of prior service cost	3.9	3.3	3.1	(0.5)	(0.1)	0.2
Special termination benefits	2.3	0.9	—	0.2	0.4	—
Curtailment (gain) loss	1.2	1.9	(0.6)	1.3	(0.8)	(0.1)

Net periodic benefit cost	$53.6	$41.2	$31.6	$32.3	$22.1	$16.0

Assumptions

The weighted-average actuarial assumptions used in determining the benefit obligation are shown below. The weighted-average assumptions for the foreign plans relate primarily to Canadian pension and other postretirement benefit plans.

	Pension				Other Postretirement
December 31,	2003		2002		2003		2002
Discount rate:
Domestic plans	6¼	%	6¾	%	6¼	%	6¾	%
Foreign plans	6½	%	7%		6½	%	7%
Rate of compensation increase:
Domestic plans	3%		3¾	%	N/A		N/A
Foreign plans	4%		4½	%	N/A		N/A

The weighted-average actuarial assumptions used in determining net periodic benefit cost are shown below. The weighted-average assumptions for the foreign plans relate primarily to Canadian pension and other postretirement benefit plans.

	Pension					Other Postretirement
For the year ended December 31,	2003		2002		2001	2003		2002		2001
Discount rate:
Domestic plans	6¾	%	7½	%	8%	6¾	%	7½	%	8%
Foreign plans	7%		7%		7%	7%		7%		7%
Expected return on plan assets:
Domestic plans	7¾	%	9%		9½ %	N/A		N/A		N/A
Foreign plans	7%		7%		7%	N/A		N/A		N/A
Rate of compensation increase:
Domestic plans	3¾	%	4½	%	5%	N/A		N/A		N/A
Foreign plans	4½	%	4½	%	4½ %	N/A		N/A		N/A

The expected return on plan assets is determined based on several factors, including adjusted historical returns, historical risk premiums for various asset classes and target asset allocations within the portfolio. Adjustments made to the historical returns are based on recent return experience in the equity and fixed income markets and the belief that deviations from historical returns are likely over the relevant investment horizon.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

For measurement purposes, domestic healthcare costs were assumed to increase 11.5% in 2004, grading down over time to 5.0% in ten years. Foreign healthcare costs were assumed to increase 5.8% in 2004, grading down over time to 4.4% in five years on a weighted average basis.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement benefit plans. A 1% increase in the assumed rate of healthcare cost increases each year would increase the postretirement benefit obligation as of December 31, 2003 by $34.4 million and increase the postretirement net periodic benefit cost by $6.6 million for the year then ended. A 1% decrease in the assumed rate of healthcare cost increases each year would decrease the postretirement benefit obligation as of December 31, 2003 by $28.4 million and decrease the postretirement net periodic benefit cost by $5.5 million for the year then ended.

Plan Assets

The Company’s pension plan asset allocations by asset category are shown below. Pension plan asset allocations for the foreign plans relate to the Company’s Canadian pension plans.

December 31,	2003	2002
Equity securities:
Domestic plans	71%	67%
Foreign plans	62%	55%
Debt securities:
Domestic plans	25%	27%
Foreign plans	35%	43%
Cash and other:
Domestic plans	4%	6%
Foreign plans	3%	2%

The Company’s investment policies incorporate an asset allocation strategy that emphasizes the long-term growth of capital, tolerating asset volatility so long as it is consistent with the volatility of the relevant market indexes. The Company believes this strategy is consistent with the long-term nature of plan liabilities and ultimate cash needs of the plans. For the domestic portfolio, the Company targets an equity allocation of 60% — 80% of plan assets, a fixed income allocation of 15% — 40% and cash allocation of 0% — 15%. For the foreign portfolio, the Company targets an equity allocation of 50% — 70% of plan assets, a fixed income allocation of 30% — 50% and a cash allocation of 0% — 10%. Differences in the target allocations of the domestic and foreign portfolios are reflective of differences in the underlying plan liabilities. Diversification within the investment portfolios is pursued by asset class and investment management style. The investment portfolios are reviewed on a quarterly basis to maintain the desired asset allocations, given the market performance of the asset classes and investment management styles.

The Company utilizes investment management firms to manage these assets in accordance with the Company’s investment policies. Retained investment managers are provided investment guidelines that indicate prohibited assets, which include commodities contracts, futures contracts, options, venture capital, real estate and interest-only or principal-only strips. Derivative instruments are also prohibited without the specific approval of the Company. Investment managers are limited in the maximum size of individual security holdings and the maximum exposure to any one industry relative to the total portfolio. Fixed income managers are provided further investment guidelines that indicate minimum credit ratings for debt securities and limitations on weighted average maturity and portfolio duration.

The Company evaluates investment manager performance against market indexes which the Company believes are appropriate to the investment management style for which the manager has been retained. The Company’s investment policies incorporate an investment goal of aggregate portfolio returns which exceed the returns of the appropriate market indexes by a reasonable spread over the relevant investment horizon. A low correlation of returns is an important criteria in the selection of additional or replacement investment managers.

Contributions

The Company expects to contribute approximately $20 million to $25 million to its domestic and foreign pension portfolios in 2004. Contributions to the pension funds are consistent with minimum funding requirements of the relevant governmental

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

authorities. The Company may make contributions in excess of these minimums when the Company believes it is financially advantageous to do so and based on its other capital requirements.

Defined Contribution and Multi-employer Pension Plans

The Company also sponsors defined contribution plans and participates in government-sponsored programs in certain foreign countries. Contributions are determined as a percentage of each covered employee’s salary. The Company also participates in multi-employer pension plans for certain of its hourly employees. Contributions are based on collective bargaining agreements. For the years ended December 31, 2003, 2002 and 2001, the aggregate cost of the defined contribution and multi-employer pension plans was $20.8 million, $16.9 million and $24.2 million, respectively.

New Legislation

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of certain other postretirement benefit plans that provide prescription drug benefits at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” the measurement of postretirement benefit obligation and net periodic postretirement benefit cost reflected in the consolidated financial statements and notes to the consolidated financial statements does not reflect the effects of the Act. The Company does not expect the effects of the Act to have a material impact on its postretirement benefit obligation and its net periodic postretirement benefit cost. Specific authoritative guidance on the accounting for the federal subsidy is pending and when issued, may require the Company to change previously reported plan information.

(11) Commitments and Contingencies

Legal and Other Contingencies

Commercial Disputes

The Company is involved from time to time in legal proceedings or claims relating to commercial or contractual disputes, including disputes with its suppliers. The Company will continue to vigorously defend itself against these claims. Based on present information, including the Company’s assessment of the merits of the particular claims, the Company does not expect that these legal proceedings or claims, either individually or in the aggregate, will have a material adverse effect on its business, consolidated financial position or results of operations. As of December 31, 2003 and 2002, the Company had recorded reserves for pending disputes of $40.9 million and $21.1 million, respectively. Such reserves reflect the Company’s estimate of the cost to resolve such disputes, excluding the cost of legal representation. However, the ultimate outcome of legal matters cannot be predicted with any degree of certainty, and the Company can provide no assurances in this regard.

On January 29, 2002, Seton Company, one of the Company’s leather suppliers, filed a suit alleging that the Company had breached a purported agreement to purchase leather from Seton for seats for the life of the General Motors GMT 800 program. This suit presently is pending in the U.S. District Court for the Eastern District of Michigan. Seton seeks compensatory and exemplary damages on the remaining claims of contract breach and promissory estoppel. The Court has dismissed Seton’s other claims for damages. The Company has filed a counterclaim. The Company believes that it has significant defenses and intends to vigorously contest Seton’s claims. As of the date of this Report, discovery is continuing, and the trial is scheduled for the first quarter of 2005.

Product Liability Matters

In the event that use of the Company’s products results in, or is alleged to result in, bodily injury and/or property damage or other losses, the Company may be subject to product liability lawsuits and other claims. In addition, the Company is a party to warranty-sharing and other agreements with its customers relating to its products. These customers may pursue claims against the Company for contribution of all or a portion of the amounts sought in connection with product liability lawsuits and warranty claims. The Company can provide no assurances that it will not experience material claims in the future or that it will not incur significant costs to defend such claims. In addition, if any of the Company’s products are or are alleged to be defective, the Company may be required or requested by its customers to participate in a recall or other corrective action involving such products.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The Company records product warranty liabilities based on its individual customer agreements. Product warranty liabilities are recorded for known warranty issues when amounts related to such issues are probable and reasonably estimable.

A summary of the changes in the product warranty liabilities for each of the two years in the period ended December 31, 2003, is shown below (in millions):

Balance as of December 31, 2001	$67.7
Expense, net	3.7
Settlements	(19.5)
Foreign currency translation and other	(15.0)

Balance as of December 31, 2002	36.9
Expense, net	3.3
Settlements	(3.6)
Foreign currency translation and other	3.1

Balance as of December 31, 2003	$39.7

Environmental Matters

The Company is subject to local, state, federal and foreign laws, regulations and ordinances which govern activities or operations that may have adverse environmental effects and which impose liability for the costs of cleaning up certain damages resulting from past spills, disposal or other releases of hazardous wastes and environmental compliance. The Company’s policy is to comply with all applicable environmental laws and to maintain an environmental management program based on ISO 14001 to ensure compliance. However, the Company currently is, has been and in the future may become the subject of formal or informal enforcement actions or procedures.

The Company has been named as a potentially responsible party at several third-party landfill sites and is engaged in the cleanup of hazardous waste at certain sites owned, leased or operated by the Company, including several properties acquired in the 1999 acquisition of UT Automotive, Inc. (“UT Automotive”). Certain present and former properties of UT Automotive are subject to environmental liabilities which may be significant. The Company obtained agreements and indemnities with respect to certain environmental liabilities from United Technologies Corporation (“UTC”) in connection with the acquisition of UT Automotive. UTC manages and directly funds these environmental liabilities pursuant to its agreements and indemnities with the Company.

As of December 31, 2003 and 2002, the Company had recorded reserves for environmental matters of $4.8 million and $5.3 million, respectively. While the Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse effect on its business, consolidated financial position or results of future operations, no assurances can be given in this regard.

One of the Company’s subsidiaries and certain predecessor companies were named as defendants in an action filed by three plaintiffs in August 2001 in the Circuit Court of Lowndes County, Mississippi asserting claims stemming from alleged environmental contamination caused by an automobile parts manufacturing plant located in Columbus, Mississippi. The plant was acquired by the Company as part of the UT Automotive acquisition in May 1999 and sold almost immediately thereafter, in June 1999, to Johnson Electric Holdings Limited (“Johnson Electric”). In December 2002, approximately 61 additional cases were filed by approximately 1,000 plaintiffs in the same court against the Company and other defendants relating to similar claims. In September 2003, the Company was dismissed as a party to these cases. Since that time, the Company has been named again as a defendant in certain of these same cases. In January 2004, the Company and two of its subsidiaries were named in four new actions filed by approximately 80 individual plaintiffs related to alleged environmental contamination from the same facility. The plaintiffs in these actions are persons who allegedly were either residents and/or owned property near the facility or worked at the facility. Each of these complaints seeks compensatory and/or punitive damages. To date, there has been limited discovery in these cases and the probability of liability and the amount of damages in the event of liability are unknown. UTC, the former owner of UT Automotive, and Johnson Electric have each sought indemnification from the Company under the respective acquisition agreements, and the Company has claimed indemnification from them under the same agreements. To date, no company admits to, or has been found to have, an obligation to fully defend and indemnify any other. The Company intends to vigorously defend against these claims and believes that it will eventually be indemnified by either UTC or Johnson Electric for any resulting losses.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Other Matters

The Company is involved in certain other legal actions and claims arising in the ordinary course of business, including, without limitation, intellectual property matters, personal injury claims and employment matters. Although the outcome of any legal matter cannot be predicted with certainty, the Company does not believe that any of these other legal proceedings or matters in which it is currently involved, either individually or in the aggregate, will have a material adverse effect on its business, consolidated financial position or results of operations.

In January 2004, the U.S. Securities and Exchange Commission (“SEC”) commenced an informal inquiry into the Company’s September 2002 amendment of its 2001 Form 10-K. The amendment was filed to report the Company’s employment of relatives of certain of its directors and officers and certain related-party transactions. In connection with the informal inquiry, the Company received a request from the SEC to voluntarily produce documents and other relevant information concerning these matters and has done so. The SEC has advised the Company that the inquiry should not be construed as an indication by the Commission or its staff that any violations of law have occurred, or as an adverse reflection upon any person or security. The Company is cooperating with the inquiry.

Employees

Approximately 80% of the Company’s employees are members of industrial trade unions and are employed under the terms of collective bargaining agreements. Collective bargaining agreements covering approximately 50% of the Company’s unionized workforce of approximately 89,000 employees, including 30% of the Company’s unionized workforce in the U.S. and Canada, are scheduled to expire in 2004. Management does not anticipate any difficulties with respect to the agreements as they are renewed.

Lease Commitments

A summary of lease commitments as of December 31, 2003, under non-cancelable operating leases with terms exceeding one year is shown below (in millions):

2004	$85.9
2005	65.1
2006	81.7
2007	43.7
2008	41.4
2009 and thereafter	119.0

Total	$436.8

In addition, the Company guarantees the residual value of certain of its leased assets. As of December 31, 2003, these guarantees totaled $26.6 million and are reflected in the lease commitments table above.

The Company’s operating leases cover principally buildings and transportation equipment. Rent expense was $119.5 million, $116.3 million and $116.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Each of the Company’s operating segments reports its results from operations and makes its requests for capital expenditures directly to the chief operating decision-making group. The economic performance of each operating segment is driven primarily by automobile production volumes in the geographic regions in which it operates as well as by the success of the vehicle platforms for which it supplies products. Also, each operating segment operates in the competitive tier I automotive supplier environment and is continually working with its customers to manage costs and improve quality. The Company’s manufacturing facilities generally use just-in-time manufacturing techniques to produce and distribute their automotive interior products. The Company’s production processes generally make use of unskilled labor, dedicated facilities, sequential

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

manufacturing processes and commodity raw materials. The Other category includes the corporate headquarters, geographic headquarters and the elimination of intercompany activities, none of which meets the requirements of being classified as an operating segment.

The accounting policies of the Company’s operating segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.” The Company evaluates the performance of its operating segments based primarily on revenues from external customers, income before interest, other expense (including minority interests in consolidated subsidiaries and equity in net income of affiliates) and income taxes and cash flow, being defined as income before interest, other expense and income taxes less capital expenditures plus depreciation.

A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	2003
			Electronic
	Seating	Interior	and Electrical	Other	Consolidated
Revenues from external customers	$10,743.9	$2,817.2	$2,185.6	$—	$15,746.7
Income before interest, other expense and income taxes	737.9	100.8	197.8	(263.7)	772.8
Depreciation	129.4	108.1	70.1	14.2	321.8
Capital expenditures	122.8	113.5	107.3	32.0	375.6
Total assets	3,163.6	1,443.5	1,337.4	2,626.5	8,571.0

	2002
			Electronic
	Seating	Interior	and Electrical	Other	Consolidated
Revenues from external customers	$9,853.5	$2,550.4	$2,020.7	$—	$14,424.6
Income before interest, other expense, income taxes and cumulative effect of a change in accounting principle	562.1	138.9	231.5	(189.4)	743.1
Depreciation	134.8	101.3	67.7	(2.8)	301.0
Capital expenditures	91.0	90.4	82.5	8.7	272.6
Total assets	2,620.5	1,325.2	771.1	2,766.2	7,483.0

	2001
			Electronic
	Seating	Interior	and Electrical	Other	Consolidated
Revenues from external customers	$9,290.2	$2,434.1	$1,900.4	$—	$13,624.7
Income before amortization, interest, other expense and income taxes(1)	433.7	203.3	174.4	(290.8)	520.6
Depreciation	134.7	100.0	69.8	(2.5)	302.0
Capital expenditures	106.3	99.1	45.8	15.8	267.0
Total assets	2,541.9	1,336.3	980.0	2,721.0	7,579.2

(1)	Restructuring and other charges of $149.2 million is included in “Other.”

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A reconciliation of income before amortization, interest, other expense, income taxes, minority interests in consolidated subsidiaries, equity in net income of affiliates and cumulative effect of a change in accounting principle to income before provision for income taxes, minority interests in consolidated subsidiaries, equity in net income of affiliates and cumulative effect of a change in accounting principle is shown below (in millions):

For the year ended December 31,	2003	2002	2001
Income before amortization, interest, other expense, income taxes, minority interests in consolidated subsidiaries, equity in net income of affiliates and cumulative effect of a change in accounting principle	$772.8	$743.1	$520.6
Amortization of goodwill	—	—	90.2
Interest expense	186.6	210.5	254.7
Other expense, net	51.8	52.1	78.3

Income before provision for income taxes, minority interests in consolidated subsidiaries, equity in net income of affiliates and cumulative effect of a change in accounting principle	$534.4	$480.5	$97.4

Revenues from external customers and tangible long-lived assets for each of the geographic areas in which the Company operates is shown below (in millions):

For the year ended December 31,	2003	2002	2001
Revenues from external customers:
United States	$7,119.0	$7,114.8	$6,622.3
Canada	1,331.6	1,392.5	1,310.4
Germany	1,705.9	1,478.0	1,447.4
Other countries	5,590.2	4,439.3	4,244.6

Total	$15,746.7	$14,424.6	$13,624.7

December 31,	2003	2002	2001
Tangible long-lived assets:
United States	$952.9	$919.8	$959.1
Canada	59.2	57.8	68.1
Germany	159.6	128.3	106.1
Other countries	646.1	604.7	582.4

Total	$1,817.8	$1,710.6	$1,715.7

A substantial majority of the Company’s consolidated and reportable operating segment revenues are from five automotive manufacturing companies, with General Motors and Ford and their respective affiliates accounting for 59% of the Company’s net sales in 2003 and 60% of the Company’s net sales in 2002 and 2001. Excluding net sales to Opel, Saab, Volvo, Jaguar and Land Rover, which are affiliates of General Motors or Ford, General Motors and Ford accounted for approximately 47%, 51% and 50% of the Company’s net sales in 2003, 2002 and 2001, respectively. The following is a summary of the percentage of revenues from major customers:

For the year ended December 31,	2003	2002	2001
General Motors Corporation	36%	35%	33%
Ford Motor Company	24	25	26
DaimlerChrysler	11	12	13
BMW	7	6	6
Fiat S.p.A.	4	4	5

In addition, a portion of the Company’s remaining revenues are from the above automotive manufacturing companies through various other automotive suppliers.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(13) Financial Instruments

The carrying values of the Company’s senior notes vary from the fair values of these instruments. The fair values were determined by reference to quoted market prices of these securities. As of December 31, 2003 and 2002, the aggregate carrying value of the Company’s senior notes was $2.0 billion and $1.9 billion, respectively, compared to an estimated fair value of $2.3 billion and $2.0 billion, respectively. As of December 31, 2003 and 2002, the carrying values of the Company’s other senior indebtedness and other financial instruments approximated their fair values, which were determined based on related instruments currently available to the Company for similar borrowings with like maturities.

Several of the Company’s European subsidiaries factor their accounts receivable with financial institutions. Such receivables are factored without recourse to the Company and are excluded from accounts receivable in the consolidated balance sheets. As of December 31, 2003 and 2002, the amount of factored receivables was $70.6 million and $160.4 million, respectively. The Company cannot provide any assurances that these factoring facilities will be available or utilized in the future.

Asset-backed Securitization Facility

The Company and several of its U.S. subsidiaries sell certain accounts receivable to a wholly-owned, consolidated, bankruptcy-remote special purpose corporation (Lear ASC Corporation) under an asset-backed securitization facility (the “ABS facility”). In turn, Lear ASC Corporation transfers undivided interests in the receivables to bank sponsored commercial paper conduits. As of December 31, 2003, the ABS facility provides for maximum purchases of adjusted accounts receivable of $200 million. In November 2003, the ABS facility was amended to extend the termination date from November 2003 to November 2004. The level of funding utilized under this facility is based on the credit ratings of the Company’s major customers, the level of aggregate accounts receivable in a specific month and the Company’s funding requirements. Should these customers experience reductions in their credit ratings, the Company may be unable, or elect not, to utilize the ABS facility in the future. Should this occur, the Company would utilize its primary credit facilities to replace the funding currently provided by the ABS facility.

The Company retains a subordinated ownership interest in the pool of receivables sold to Lear ASC Corporation. This retained interest is recorded at fair value, which is generally based on a discounted cash flow analysis. As of December 31, 2003, accounts receivable totaling $671.1 million had been transferred to Lear ASC Corporation, and no undivided interests in the receivables were transferred to the conduits. As such, this amount is included in accounts receivable in the consolidated balance sheet as of December 31, 2003. As of December 31, 2002, accounts receivable totaling $636.6 million had been transferred to Lear ASC Corporation, including $447.6 million of retained interests, which is included in accounts receivable in the consolidated balance sheet as of December 31, 2002 and serves as credit enhancement for the facility, and $189.0 million of undivided interests, which was transferred to the conduits and is excluded from accounts receivable in the consolidated balance sheet as of December 31, 2002.

During the years ended December 31, 2003, 2002 and 2001, the Company and its subsidiaries sold to Lear ASC Corporation adjusted accounts receivable totaling $4.6 billion, $4.6 billion and $4.1 billion, respectively, under the ABS facility and recognized discounts of $2.6 million, $5.4 million and $16.2 million, respectively. These discounts are included in other expense, net, in the consolidated statements of income for the years ended December 31, 2003, 2002 and 2001. The Company continues to service the transferred receivables and receives an annual servicing fee of 1.0% of the sold accounts receivable. The conduit investors and Lear ASC Corporation have no recourse to the other assets of the Company or its subsidiaries for the failure of the accounts receivable obligors to pay timely on the accounts receivable.

Certain cash flows received from and paid to Lear ASC Corporation are shown below (in millions):

For the year ended December 31,	2003	2002	2001
Proceeds from (repayments of) securitizations	$(189.0)	$(71.7)	260.7
Proceeds from collections reinvested in securitizations	4,584.6	4,525.3	3,656.3
Servicing fees received	5.3	5.6	5.1

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” the provisions of which apply to Lear ASC Corporation and the bank

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

conduits as of December 31, 2003. This interpretation requires the consolidation of a variable interest entity by its primary beneficiary and may require the consolidation of a portion of a variable interest entity’s assets or liabilities under certain circumstances.

Under the provisions of Interpretation No. 46, Lear ASC Corporation is a variable interest entity. The accounts of this entity have historically been included in the consolidated financial statements of the Company, as this entity is a wholly-owned subsidiary of Lear. In addition, the bank conduits, which purchase undivided interests in the Company’s sold accounts receivable, are variable interest entities. Under the current ABS facility, the provisions of Interpretation No. 46 do not require the Company to consolidate any of the bank conduits’ assets or liabilities.

Derivative Instruments and Hedging Activities

On January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138. In accordance with the provisions of SFAS No. 133, the Company recorded a transition adjustment upon adoption (1) to recognize its derivative instruments at fair value, resulting in a net decrease in net assets of approximately $9.0 million, (2) to recognize previously deferred net losses on derivatives designated as cash flow hedges, resulting in a net decrease in accumulated other comprehensive loss of approximately $9.2 million, and (3) to recognize the ineffective portion of cash flow hedges, the effect of which on net income was not material and is included in other expense, net, in the consolidated statement of income for the year ended December 31, 2001.

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

Forward foreign exchange, futures and option contracts — The Company uses forward foreign exchange, futures and option contracts to reduce the effect of fluctuations in foreign exchange rates on short-term, foreign currency denominated intercompany transactions and other known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Mexican peso, the

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Canadian dollar and the Euro. Forward foreign exchange and futures contracts are accounted for as fair value hedges when the hedged item is a recognized asset or liability or an unrecognized firm commitment. As of December 31, 2003, contracts representing $816.4 million of notional amount were outstanding with maturities within five months. As of December 31, 2003, the fair value of these contracts was approximately negative $4.0 million. Forward foreign exchange, futures and option contracts are accounted for as cash flow hedges when the hedged item is a forecasted transaction or the variability of cash flows to be paid or received relates to a recognized asset or liability. As of December 31, 2003, contracts representing $883.9 million of notional amount were outstanding with maturities within one year. As of December 31, 2003, the fair value of these contracts was approximately negative $13.6 million.

Interest rate swap contracts — The Company uses interest rate swap contracts to manage its exposure to fluctuations in interest rates. Interest rate swap contracts which fix the interest payments of certain variable rate debt instruments are accounted for as cash flow hedges. Interest rate swap contracts which hedge the change in fair market value of certain fixed rate debt instruments are accounted for as fair value hedges. As of December 31, 2003, contracts representing $600.0 million of notional amount were outstanding with maturity dates of May 2005 through May 2009. All of these contracts swap fixed rate debt for variable rate debt. The fair value of these interest rate swap agreements is subject to changes in value due to changes in interest rates. As of December 31, 2003, the fair value of these contracts was approximately negative $1.3 million.

As of December 31, 2003 and 2002, a net loss of approximately $13.7 million and $26.5 million, respectively, related to derivative instruments and hedging activities was recorded in accumulated other comprehensive loss. As of December 31, 2003, all cash flow hedges mature within one year, all fair value hedges of the Company’s fixed rate debt instruments mature within six years, and all fair value hedges of the Company’s foreign exchange exposure mature within five months. During the year ending December 31, 2004, the Company expects to reclassify into earnings net losses of approximately $13.7 million recorded in accumulated other comprehensive loss. Such losses will be reclassified at the time the underlying hedged transactions are realized. During the years ended December 31, 2003, 2002 and 2001, amounts recognized in the consolidated statements of income related to changes in the fair value of cash flow and fair value hedges excluded from the effectiveness assessments and the ineffective portion of changes in the fair value of cash flow and fair value hedges were not material.

Non-U.S. dollar financing transactions — The Company has designated its Euro-denominated senior notes (Note 8) as a net investment hedge of long-term investments in its Euro-functional subsidiaries. As of December 31, 2003, the amount recorded in cumulative translation adjustment related to the effective portion of the net investment hedge of foreign operations was approximately $(90.5) million.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(14) Quarterly Financial Data

	Thirteen Weeks Ended
	March 29,	June 28,	September 27,	December 31,
	2003	2003	2003	2003
Net sales	$3,898.7	$4,101.2	$3,491.5	$4,255.3
Gross profit	308.6	353.2	303.7	380.9
Net income	67.9	104.1	76.1	132.4
Basic net income per share	1.03	1.58	1.13	1.95
Diluted net income per share	1.01	1.54	1.10	1.90

	Thirteen Weeks Ended
	March 30,	June 29,	September 28,	December 31,
	2002	2002	2002	2002
Net sales	$3,534.6	$3,792.2	$3,337.4	$3,760.4
Gross profit	272.6	329.3	284.3	374.1
Income before cumulative effect of a change in accounting principle	46.4	85.5	61.6	118.0
Net income (loss)	(252.1)	85.5	61.6	118.0
Basic income per share before cumulative effect of a change in accounting principle	0.72	1.31	0.94	1.80
Basic net income (loss) per share	(3.91)	1.31	0.94	1.80
Diluted income per share before cumulative effect of a change in accounting principle	0.70	1.27	0.91	1.76
Diluted net income (loss) per share	(3.80)	1.27	0.91	1.76

(15) Accounting Pronouncements

Pensions and Other Postretirement Benefits - The FASB issued a revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This statement retains the original pension and other postretirement benefits disclosures of SFAS No. 132 and requires additional disclosures for both annual and interim periods. Additional annual reporting requirements related to plan assets, accumulated benefit obligations and expected plan contributions are effective for fiscal years ending after December 15, 2003 for domestic plans and for fiscal years ending after June 15, 2004 for foreign plans. Additional annual reporting requirements related to estimated future benefit payments are effective for fiscal years ending after June 15, 2004 for both domestic and foreign plans. Additional interim reporting requirements related to the components of net periodic benefit cost, contributions paid and significant changes in assumptions are effective for interim periods beginning after December 15, 2003 for both domestic and foreign plans. All annual disclosures required by this statement, with the exception of disclosures related to estimated future benefit payments, have been reflected in Note 10.

Derivative Instruments and Hedging Activities – The FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” the provisions of which apply to contracts entered into or modified after June 30, 2003, and to hedging relationships designated after June 30, 2003. SFAS No. 149 amends and clarifies the accounting for derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138. The effects of adoption were not significant.

Financial Instruments – The FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” the provisions of which apply to financial instruments issued or modified after May 31, 2003, and to all other instruments at the beginning of the first interim period beginning after June 15, 2003. This statement and its related interpretations address the classification of certain financial instruments with characteristics of both liabilities and equity. In addition, this statement and its related interpretations require that certain financial instruments be recorded at their fair values

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

and that the fair values of minority interest liabilities related to consolidated affiliates be disclosed. The effects of adoption were not significant.

Variable Interest Entities – The FASB issued Interpretation (“FIN”) No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” the provisions of which apply immediately to any variable interest entity created after January 31, 2003, apply no later than the first period ending after December 15, 2003, to special purpose corporations, and apply in the first interim period ending after March 15, 2004, to any variable interest entity created prior to February 1, 2003. This interpretation requires the consolidation of a variable interest entity by its primary beneficiary and may require the consolidation of a portion of a variable interest entity’s assets or liabilities under certain circumstances. For those entities to which the provisions of this interpretation applied in 2003, the effects of adoption were not significant. The Company is currently evaluating the effects of applying the provision of this interpretation to variable interest entities created prior to February 1, 2003. Based on the entities included within the scope of FIN No. 46 and their relative size, the Company does not expect the effects of adoption to be significant.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(16) Supplemental Guarantor Condensed Consolidating Financial Statements

	December 31, 2003
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40.9	$9.7	$118.7	$—	$169.3
Accounts receivable	17.9	331.0	1,851.4	—	2,200.3
Inventories	10.2	188.0	352.0	—	550.2
Recoverable customer engineering and tooling	(11.1)	86.5	93.6	—	169.0
Other	97.3	57.8	131.5	—	286.6

Total current assets	155.2	673.0	2,547.2	—	3,375.4

LONG-TERM ASSETS:
Property, plant and equipment, net	127.4	765.8	924.6	—	1,817.8
Goodwill, net	100.2	1,906.7	933.2	—	2,940.1
Investments in subsidiaries	3,320.4	1,888.8	—	(5,209.2)	—
Other	96.9	70.4	270.4	—	437.7

Total long-term assets	3,644.9	4,631.7	2,128.2	(5,209.2)	5,195.6

	$3,800.1	$5,304.7	$4,675.4	$(5,209.2)	$8,571.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$0.3	$0.1	$16.7	$—	$17.1
Accounts payable and drafts	128.7	749.1	1,566.3	—	2,444.1
Accrued salaries and wages	13.1	42.1	130.0	—	185.2
Accrued employee benefits	93.2	56.9	58.1	—	208.2
Other accrued liabilities	42.0	280.9	400.6	—	723.5
Current portion of long-term debt	—	1.6	2.4	—	4.0

Total current liabilities	277.3	1,130.7	2,174.1	—	3,582.1

LONG-TERM LIABILITIES:
Long-term debt	2,027.0	12.8	17.4	—	2,057.2
Intercompany accounts, net	(1,024.8)	1,496.8	(472.0)	—	—
Other	263.1	180.6	230.5	—	674.2

Total long-term liabilities	1,265.3	1,690.2	(224.1)	—	2,731.4

STOCKHOLDERS’ EQUITY	2,257.5	2,483.8	2,725.4	(5,209.2)	2,257.5

	$3,800.1	$5,304.7	$4,675.4	$(5,209.2)	$8,571.0

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(16) Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	December 31, 2002
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$0.5	$3.0	$88.2	$—	$91.7
Accounts receivable	26.2	335.7	1,146.1	—	1,508.0
Inventories	11.0	171.9	306.8	—	489.7
Recoverable customer engineering and tooling	(19.1)	77.7	94.6	—	153.2
Other	172.4	56.9	35.8	—	265.1

Total current assets	191.0	645.2	1,671.5	—	2,507.7

LONG-TERM ASSETS:
Property, plant and equipment, net	105.9	758.1	846.6	—	1,710.6
Goodwill, net	100.2	1,907.0	853.2	—	2,860.4
Investments in subsidiaries	2,351.2	1,434.8	—	(3,786.0)	—
Other	115.9	74.7	213.7	—	404.3

Total long-term assets	2,673.2	4,174.6	1,913.5	(3,786.0)	4,975.3

	$2,864.2	$4,819.8	$3,585.0	$(3,786.0)	$7,483.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$4.5	$0.3	$32.5	$—	$37.3
Accounts payable and drafts	160.2	654.2	1,152.0	—	1,966.4
Accrued salaries and wages	10.0	45.5	100.8	—	156.3
Accrued employee benefits	47.5	45.4	47.8	—	140.7
Other accrued liabilities	129.7	326.1	284.8	—	740.6
Current portion of long-term debt	0.1	0.3	3.5	—	3.9

Total current liabilities	352.0	1,071.8	1,621.4	—	3,045.2

LONG-TERM LIABILITIES:
Long-term debt	2,100.0	12.4	20.4	—	2,132.8
Intercompany accounts, net	(1,461.0)	1,882.6	(421.6)	—	—
Other	210.9	213.3	218.5	—	642.7

Total long-term liabilities	849.9	2,108.3	(182.7)	—	2,775.5

STOCKHOLDERS’ EQUITY	1,662.3	1,639.7	2,146.3	(3,786.0)	1,662.3

	$2,864.2	$4,819.8	$3,585.0	$(3,786.0)	$7,483.0

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(16) Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	For the year ended December 31, 2003
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)
Net sales	$1,027.4	$7,780.7	$9,404.2	$(2,465.6)	$15,746.7
Cost of sales	1,020.1	7,054.4	8,791.4	(2,465.6)	14,400.3
Selling, general and administrative expenses	150.2	192.8	230.6	—	573.6
Interest expense	31.8	103.0	51.8	—	186.6
Intercompany charges, net	(370.8)	326.0	44.8	—	—
Other (income) expense, net	(0.3)	40.8	11.3	—	51.8

Income before provision for income taxes, minority interests in consolidated subsidiaries and equity in net income of affiliates and subsidiaries	196.4	63.7	274.3	—	534.4
Provision for income taxes	6.9	39.8	107.0	—	153.7
Minority interests in consolidated subsidiaries	—	—	8.8	—	8.8
Equity in net income of affiliates	(0.4)	(2.4)	(5.8)	—	(8.6)
Equity in net income of subsidiaries	(190.6)	(112.7)	—	303.3	—

Net income	$380.5	$139.0	$164.3	$(303.3)	$380.5

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(16) Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	For the year ended December 31, 2002
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)
Net sales	$1,051.4	$7,682.4	$7,987.8	$(2,297.0)	$14,424.6
Cost of sales	1,145.4	6,860.2	7,455.7	(2,297.0)	13,164.3
Selling, general and administrative expenses	84.2	208.9	224.1	—	517.2
Interest expense	91.0	67.6	51.9	—	210.5
Intercompany charges, net	(447.2)	460.4	(13.2)	—	—
Other (income) expense, net	31.1	44.1	(23.1)	—	52.1

Income before provision for income taxes, minority interests in consolidated subsidiaries, equity in net (income) loss of affiliates and subsidiaries and cumulative effect of a change in accounting principle	146.9	41.2	292.4	—	480.5
Provision for income taxes	15.4	60.9	80.7	—	157.0
Minority interests in consolidated subsidiaries	—	—	13.3	—	13.3
Equity in net (income) loss of affiliates	(0.4)	0.6	(1.5)	—	(1.3)
Equity in net (income) loss of subsidiaries	118.9	(92.7)	—	(26.2)	—

Income before cumulative effect of a change in accounting principle	13.0	72.4	199.9	26.2	311.5
Cumulative effect of a change in account principle, net of tax	—	181.2	117.3	—	298.5

Net income (loss)	$13.0	$(108.8)	$82.6	$26.2	$13.0

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(16) Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	For the year ended December 31, 2001
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)
Net sales	$953.6	$7,284.4	$7,780.8	$(2,394.1)	$13,624.7
Cost of sales	954.0	6,701.0	7,329.0	(2,394.1)	12,589.9
Selling, general and administrative expenses	122.8	186.0	205.4	—	514.2
Amortization of goodwill	4.0	59.5	26.7	—	90.2
Interest expense	91.8	116.2	46.7	—	254.7
Intercompany charges, net	(371.0)	330.4	40.6	—	—
Other expense, net	32.8	16.2	29.3	—	78.3

Income (loss) before provision for income taxes, minority interests in consolidated subsidiaries and equity in net (income) loss of affiliates and subsidiaries	119.2	(124.9)	103.1	—	97.4
Provision for income taxes	14.8	17.6	31.2	—	63.6
Minority interests in consolidated subsidiaries	—	—	11.5	—	11.5
Equity in net income of affiliates	(2.0)	(1.6)	(0.4)	—	(4.0)
Equity in net (income) loss of subsidiaries	80.1	(59.8)	—	(20.3)	—

Net income	$26.3	$(81.1)	$60.8	$20.3	$26.3

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(16) Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	For the year ended December 31, 2003
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)
Net Cash Provided by Operating Activities	$283.1	$322.1	$(18.9)	$—	$586.3

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(60.0)	(151.3)	(164.3)	—	(375.6)
Cost of acquisitions, net of cash acquired	(0.6)	—	(13.1)	—	(13.7)
Net proceeds from disposition of businesses and other assets	0.2	3.9	29.6	—	33.7
Other, net	—	6.8	2.0	—	8.8

Net cash used in investing activities	(60.4)	(140.6)	(145.8)	—	(346.8)

Cash Flows from Financing Activities:
Long-term revolving credit repayments, net	(132.8)	—	—	—	(132.8)
Other long-term debt repayments, net	(4.3)	4.1	(10.1)	—	(10.3)
Short-term debt repayments, net	(4.2)	(0.2)	(19.6)	—	(24.0)
Change in intercompany accounts	(58.3)	(139.6)	197.9	—	—
Proceeds from exercise of stock options	66.4	—	—	—	66.4
Purchase of treasury stock	(1.1)	—	—	—	(1.1)
Decrease in drafts	(48.0)	4.6	(13.4)	—	(56.8)

Net cash used in financing activities	(182.3)	(131.1)	154.8	—	(158.6)

Effect of foreign currency translation	—	(43.7)	40.4	—	(3.3)

Net Change in Cash and Cash Equivalents	40.4	6.7	30.5	—	77.6
Cash and Cash Equivalents at Beginning of Year	0.5	3.0	88.2	—	91.7

Cash and Cash Equivalents at End of Year	$40.9	$9.7	$118.7	$—	$169.3

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(16) Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	For the year ended December 31, 2002
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)
Net Cash Provided by Operating Activities	$199.9	$214.2	$131.0	$—	$545.1

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(22.4)	(128.2)	(122.0)	—	(272.6)
Cost of acquisitions, net of cash acquired	(3.5)	(3.8)	(7.9)	—	(15.2)
Net proceeds from disposition of businesses and other assets	—	3.4	19.1	—	22.5
Other, net	(29.0)	34.8	0.2	—	6.0

Net cash used in investing activities	(54.9)	(93.8)	(110.6)	—	(259.3)

Cash Flows from Financing Activities:
Issuance of senior notes	250.3	—	—	—	250.3
Long-term revolving credit repayments, net	(583.4)	—	—	—	(583.4)
Other long-term debt borrowings, net	12.2	(1.9)	(8.9)	—	1.4
Short-term debt repayments, net	(25.5)	0.3	(6.2)	—	(31.4)
Change in intercompany accounts	113.0	(89.0)	(24.0)	—	—
Proceeds from exercise of stock options	47.4	—	—	—	47.4
Increase in drafts	43.5	(19.8)	(3.9)	—	19.8
Other, net	0.1	—	—	—	0.1

Net cash used in financing activities	(142.4)	(110.4)	(43.0)	—	(295.8)

Effect of foreign currency translation	—	(13.8)	27.9	—	14.1

Net Change in Cash and Cash Equivalents	2.6	(3.8)	5.3	—	4.1
Cash and Cash Equivalents at Beginning of Year	(2.1)	6.8	82.9	—	87.6

Cash and Cash Equivalents at End of Year	$0.5	$3.0	$88.2	$—	$91.7

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(16) Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	For the year ended December 31, 2001
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)
Net Cash Provided by Operating Activities	$241.6	$312.5	$275.7	$—	$829.8

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(30.1)	(91.0)	(145.9)	—	(267.0)
Net proceeds from disposition of businesses and other assets	6.7	56.4	18.0	—	81.1
Other, net	(5.2)	—	(10.0)	—	(15.2)

Net cash used in investing activities	(28.6)	(34.6)	(137.9)	—	(201.1)

Cash Flows from Financing Activities:
Issuance of senior notes	223.4	—	—	—	223.4
Repayments of subordinated notes	(345.5)	—	—	—	(345.5)
Long-term revolving credit repayments, net	(404.4)	5.8	(52.4)	—	(451.0)
Other long-term debt repayments, net	(4.0)	—	—	—	(4.0)
Short-term debt repayments, net	(26.6)	(2.1)	20.7	—	(8.0)
Change in intercompany accounts	312.9	(244.9)	(68.0)	—	—
Proceeds from exercise of stock options	10.1	—	—	—	10.1
Decrease in drafts	11.8	(57.1)	(25.2)	—	(70.5)

Net cash used in financing activities	(222.3)	(298.3)	(124.9)	—	(645.5)

Effect of foreign currency translation	—	17.1	(11.5)	—	5.6

Net Change in Cash and Cash Equivalents	(9.3)	(3.3)	1.4	—	(11.2)
Cash and Cash Equivalents at Beginning of Year	7.2	10.1	81.5	—	98.8

Cash and Cash Equivalents at End of Year	$(2.1)	$6.8	$82.9	$—	$87.6

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(16) Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

Basis of Presentation – Certain of the Company’s wholly-owned subsidiaries (the “Guarantors”) have unconditionally fully guaranteed, on a joint and several basis, the punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all of the Company’s obligations under the primary credit facilities and the indentures governing the Company’s senior notes, including the Company’s obligations to pay principal, premium, if any, and interest with respect to the senior notes. The senior notes consist of $600 million aggregate principal amount of 7.96% senior notes due May 15, 2005, $800 million aggregate principal amount of 8.11% senior notes due May 15, 2009, Euro 250 million aggregate principal amount of 8.125% senior notes due 2008 and $640 million aggregate principal amount at maturity of zero-coupon convertible senior notes due 2022. The Guarantors under the indentures are currently Lear Operations Corporation, Lear Seating Holdings Corp. #50, Lear Corporation EEDS and Interiors, Lear Technologies, L.L.C., Lear Midwest Automotive, Limited Partnership, Lear Automotive (EEDS) Spain S.L. and Lear Corporation Mexico, S.A. de C.V. In the fourth quarter of 2003, Lear Corporation Automotive Holdings and Lear Corporation Automotive Systems, which were Guarantors, were merged with and into Lear Corporation EEDS and Interiors. In lieu of providing separate audited financial statements for the Guarantors, the Company has included the audited supplemental guarantor condensed consolidating financial statements above. Management does not believe that separate financial statements of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented.

For the year ended December 31, 2001, the supplemental guarantor condensed consolidating statement of income has been restated to reflect certain adjustments and changes to the equity in net income of subsidiaries of the guarantor subsidiaries as shown below (in millions):

For the year ended December 31,	2001
	Guarantor
	Equity in Net Income	Guarantor
	of Subsidiaries	Net Income (Loss)
As reported	$202.1	$61.2
Adjustments and changes to the equity in net income of subsidiaries	(142.3)	(142.3)

As restated	$59.8	$(81.1)

As of and for the year ended December 31, 2002, the supplemental guarantor condensed consolidating financial statements have been restated to reflect certain changes to the equity investments of the guarantor subsidiaries.

Distributions – There are no significant restrictions on the ability of the Guarantors to make distributions to the Company.

Selling, General and Administrative Expenses – During 2003, 2002 and 2001, the Parent allocated $97.1 million, $98.7 million and $88.8 million, respectively, of corporate selling, general and administrative expenses to its operating subsidiaries. The allocations were based on various factors, which estimate usage of particular corporate functions, and in certain instances, other relevant factors, such as the revenues or the number of employees of the Company’s subsidiaries.

Long-Term Debt of the Parent and the Guarantors – A summary of long-term debt of the Parent and the Guarantors on a combined basis is shown below (in millions):

December 31,	2003	2002
Senior notes	$1,987.0	$1,923.0
Credit agreement	—	132.8
Other long-term debt	54.4	57.0

	2,041.4	2,112.8
Less — current portion	(1.6)	(0.4)

	$2,039.8	$2,112.4

The obligations of foreign subsidiary borrowers under the primary credit facilities are guaranteed by the Parent.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

For a more detailed description of the above indebtedness, see Note 8, “Long-Term Debt.”

The aggregate minimum principal payment requirements on long-term debt of the Parent and the Guarantors, including capital lease obligations, in each of the five years subsequent to December 31, 2003, are shown below (in millions):

Year	Maturities
2004	$1.6
2005	639.1
2006	2.2
2007	2.2
2008	315.8

THIS REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THE REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP NOR HAS ARTHUR ANDERSEN LLP PROVIDED A CONSENT TO THE INCLUSION OF ITS REPORT IN THIS FORM 10-K. FOR FURTHER DISCUSSION, SEE EXHIBIT 23.2 TO THIS FORM 10-K OF WHICH THIS REPORT IS A PART.

Report of Independent Public Accountants

To Lear Corporation:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of LEAR CORPORATION AND SUBSIDIARIES (“the Company”) included in this Form 10-K, and have issued our report thereon dated January 28, 2002 (except with respect to the matter discussed in Note 8, as to which the date is February 14, 2002). Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule on page 81 is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

       /s/ ARTHUR ANDERSEN LLP

Detroit, Michigan,
      January 28, 2002.

LEAR CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In millions)

	Balance at				Balance
	Beginning			Other	at End
	of Year	Additions	Retirements	Changes	of Year
FOR THE YEAR ENDED DECEMBER 31, 2003:
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$31.5	$16.6	$(17.2)	$(0.3)	$30.6
Reserve for unmerchantable inventories	44.5	29.7	(21.0)	2.6	55.8
Restructuring reserves	30.3	—	(22.2)	—	8.1

	$106.3	$46.3	$(60.4)	$2.3	$94.5

FOR THE YEAR ENDED DECEMBER 31, 2002:
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$26.7	$19.2	$(14.7)	$0.3	$31.5
Reserve for unmerchantable inventories	35.8	17.5	(16.3)	7.5	44.5
Restructuring reserves	96.2	—	(65.9)	—	30.3

	$158.7	$36.7	$(96.9)	$7.8	$106.3

FOR THE YEAR ENDED DECEMBER 31, 2001:
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$28.6	$10.1	$(12.8)	$0.8	$26.7
Reserve for unmerchantable inventories	25.6	23.5	(12.2)	(1.1)	35.8
Restructuring reserves	11.5	149.2	(64.5)	—	96.2

	$65.7	$182.8	$(89.5)	$(0.3)	$158.7

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

Lear Corporation engaged the services of Ernst & Young LLP as its new independent auditors to replace Arthur Andersen LLP, effective May 9, 2002. For additional information, see Lear Corporation’s Current Report on Form 8-K dated May 9, 2002.

ITEM 9A - CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

The Company has evaluated, under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer along with the Company’s Senior Vice President and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Report. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. However, based on that evaluation, the Company’s Chairman and Chief Executive Officer along with the Company’s Senior Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Report.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ending December 31, 2003, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information required by Item 10 regarding our directors is incorporated by reference from the Proxy Statement sections entitled “Election of Directors” and “Directors and Beneficial Ownership.” The information required by Item 10 regarding our executive officers appears as a Supplementary Item following Item 4 under Part I of this Report.

Code of Ethics

We have adopted a code of ethics that applies to our executive officers, including our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer and Controller. This code of ethics is entitled “Specific Provisions for Executive Officers” within our Code of Business Conduct and Ethics, which can be found on our website at http://www.lear.com.

ITEM 11 - EXECUTIVE COMPENSATION

Incorporated by reference from the Proxy Statement sections entitled “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth herein, the information required by Item 12 is incorporated by reference from the Proxy Statement section entitled “Directors and Beneficial Ownership - Security Ownership of Certain Beneficial Owners and Management.”

Equity Compensation Plan Information

Number of securities
available for future
	Number of securities to be	Weighted average	issuance under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	5,650,985 (2)	$31.11 (3)	2,843,985
Equity compensation plans not approved by security holders (4)	—	—	—

Total	5,650,985	$31.11	2,843,985

(1)	Includes the 1994 Stock Option Plan, the 1996 Stock Option Plan and the Long-Term Stock Incentive Plan.

(2)	Includes 4,002,625 of outstanding options, 1,392,202 of outstanding restricted stock units and 256,158 of outstanding performance units.

(3)	Reflects outstanding options at a weighted average exercise price of $39.61, outstanding restricted stock units at a weighted average price of $12.41 and outstanding performance shares at a weighted average price of zero.

(4)	Excludes 55,514.43 phantom stock units issued to Mr. Way in connection with a special recognition award. Such units may be settled in shares of Lear common stock. For a description of the special recognition award, see Exhibit 10.29 hereto.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the Proxy Statement section entitled “Certain Transactions.”

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the Proxy Statement section entitled “Fees of Independent Auditors.”

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Form 10-K.

1.	Consolidated Financial Statements:

Report of Ernst & Young LLP, Independent Auditors

Report of Arthur Andersen LLP, Independent Public Accountants

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule:

Report of Arthur Andersen LLP, Independent Public Accountants

Schedule II - Valuation and Qualifying Accounts

All other financial statement schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned financial statements.

3.	The exhibits listed on the “Index to Exhibits” on pages 86 through 89 are filed with this Form 10-K or incorporated by reference as set forth below.

(b)	The following reports on Form 8-K were filed during the quarter ended December 31, 2003.

1.	On October 17, 2003, the Company filed a Current Report on Form 8-K dated October 17, 2003, under Item 5, Other Events and Regulation FD Disclosure, and Item 12, Results of Operations and Financial Condition, reporting its financial results for the third quarter of 2003 and updating its earnings guidance for full year 2003. In addition, under Item 9, Regulation FD Disclosure, and Item 12, Results of Operations and Financial Condition, the Company filed the visual slides from the webcast of its third quarter 2003 earnings call conducted on October 17, 2003.*

2.	On November 13, 2003, the Company filed a Current Report on Form 8-K dated November 13, 2003, under Item 5, Other Events and Regulation FD Disclosure, announcing the appointment of Richard F. Wallman to the Company’s Board of Directors and the declaration by the Board of Directors of a quarterly cash dividend.

* Pursuant to General Instruction B of Form 8-K, the portion of the report submitted to the SEC under Item 9, Regulation FD Disclosure, and Item 12, Results of Operations and Financial Condition, is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we are not subject to the liabilities of that section with respect to such material. We are not incorporating, and will not incorporate by reference, such portion of the report into filings under the Securities Act of 1933, as amended, or the Exchange Act.

(c)	The exhibits listed on the “Index to Exhibits” on pages 86 through 89 are filed with this Form 10-K or incorporated by reference as set forth below.

(d)	Additional Financial Statement Schedules

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 11, 2004.

Lear Corporation

By:	/s/ Robert E. Rossiter

Robert E. Rossiter
Chairman and Chief Executive Officer and a Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Lear Corporation and in the capacities indicated on March 11, 2004.

/s/ Robert E. Rossiter Robert E. Rossiter Chairman of the Board of Directors and Chief Executive Officer and a Director (Principal Executive Officer)	/s/ Larry W. McCurdy Larry W. McCurdy a Director

/s/ James H. Vandenberghe James H. Vandenberghe Vice Chairman	/s/ Roy E. Parrott Roy E. Parrott a Director

/s/ David C. Wajsgras David C. Wajsgras Senior Vice President and Chief Financial Officer (Principal Financial Officer)	/s/ David P. Spalding David P. Spalding a Director

/s/ William C. Dircks William C. Dircks Vice President and Corporate Controller (Principal Accounting Officer)	/s/ James A. Stern James A. Stern a Director

/s/ Anne K. Bingaman Anne K. Bingaman a Director	/s/ Richard F. Wallman Richard F. Wallman a Director

/s/ Dr. David E. Fry Dr. David E. Fry a Director	/s/ Kenneth L. Way Kenneth L. Way a Director

/s/ Justice Conrad L. Mallett Justice Conrad L. Mallett a Director

Index to Exhibits

Exhibit
Number	Exhibit
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1996).

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed August 9, 2002).

3.3	Certificate of Incorporation of Lear Operations Corporation (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-4 filed on June 22, 1999).

3.4	By-laws of Lear Operations Corporation (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-4 filed on June 22, 1999).

3.5	Certificate of Incorporation of Lear Corporation EEDS and Interiors (incorporated by reference to Exhibit 3.7 to the Company’s Registration Statement on Form S-4/A filed on June 6, 2001).

3.6	By-laws of Lear Corporation EEDS and Interiors (incorporated by reference to Exhibit 3.8 to the Company’s Registration Statement on Form S-4/A filed on June 6, 2001).

3.7	Certificate of Incorporation of Lear Seating Holdings Corp. #50 (incorporated by reference to Exhibit 3.9 to the Company’s Registration Statement on Form S-4/A filed on June 6, 2001).

3.8	By-laws of Lear Seating Holdings Corp. #50 (incorporated by reference to Exhibit 3.10 to the Company’s Registration Statement on Form S-4/A filed on June 6, 2001).

3.9	Certificate of Formation of Lear Technologies, L.L.C. (incorporated by reference to Exhibit 3.11 to the Company’s Registration Statement on Form S-3 filed on March 28, 2002).

3.10	Limited Liability Company Agreement of Lear Technologies, L.L.C. (incorporated by reference to Exhibit 3.12 to the Company’s Registration Statement on Form S-3 filed on March 28, 2002).

3.11	Certificate of Limited Partnership of Lear Midwest Automotive, Limited Partnership (incorporated by reference to Exhibit 3.13 to the Company’s Registration Statement on Form S-3 filed on March 28, 2002).

3.12	Agreement of Limited Partnership of Lear Midwest Automotive, Limited Partnership, including First and Second Amendments thereto (incorporated by reference to Exhibit 3.14 to the Company’s Registration Statement on Form S-3 filed on March 28, 2002).

**3.13	Third Amendment to Agreement of Limited Partnership of Lear Midwest Automotive, Limited Partnership.

3.14	Deed of Transformation of Lear Automotive (EEDS) Spain S.L. (Unofficial English Translation) (incorporated by reference to Exhibit 3.17 to the Company’s Registration Statement on Form S-3 filed on May 8, 2002).

3.15	By-laws of Lear Automotive (EEDS) Spain S.L. (Unofficial English Translation) (incorporated by reference to Exhibit 3.18 to the Company’s Registration Statement on Form S-3 filed on May 8, 2002).

3.16	Articles of Incorporation of Lear Corporation Mexico, S.A. de C.V. (Unofficial English Translation) (incorporated by reference to Exhibit 3.19 to the Company’s Registration Statement on Form S-3 filed on March 28, 2002).

3.17	By-laws of Lear Corporation Mexico, S.A. de C.V. (Unofficial English Translation) (incorporated by reference to Exhibit 3.20 to the Company’s Registration Statement on Form S-3 filed on March 28, 2002).

4.1	Indenture dated as of May 15, 1999, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and the Bank of New York as Trustee (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1999).

4.2	Supplemental Indenture No. 1 to Indenture dated as of May 15, 1999, by and among Lear Corporation as Issuer, the Guarantors party thereto, from time to time and the Bank of New York as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000).

4.3	Supplemental Indenture No. 2 to Indenture dated as of May 15, 1999, by and among Lear Corporation as Issuer, the Guarantors party thereto, from time to time and the Bank of New York as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.4	Supplemental Indenture No. 3 to Indenture dated as of May 15, 1999, by and among Lear Corporation as Issuer, the Guarantors party thereto, from time to time and the Bank of New York as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.5	Indenture dated as of March 20, 2001, by and among Lear Corporation as Issuer, the Guarantors party thereto, from time to time and the Bank of New York as Trustee, relating to the 8 1/8% Senior Notes due 2008, including the form of exchange note attached thereto (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4 filed on April 23, 2001).

Exhibit
Number	Exhibit
4.6	Supplemental Indenture No. 1 to Indenture dated as of March 20, 2001, by and among Lear Corporation as Issuer, the Guarantors party thereto, from time to time and the Bank of New York as Trustee (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.7	Supplemental Indenture No. 2 to Indenture dated as of March 20, 2001, by and among Lear Corporation as Issuer, the Guarantors party thereto, from time to time and the Bank of New York as Trustee (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.8	Indenture dated as of February 20, 2002, by and among Lear Corporation as Issuer, the Guarantors party thereto, from time to time and the Bank of New York as Trustee (incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.1	Third Amended and Restated Credit and Guarantee Agreement, dated as of March 26, 2001, among Lear Corporation, Lear Canada, the Foreign Subsidiary Borrowers (as defined therein), the Lenders Party thereto, Bank of America, N.A., Citibank, N.A. and Deutsche Banc Alex Brown Inc., as Syndication Agent, The Bank of Nova Scotia, as Documentation Agent and Canadian Administrative Agent, The Other Agents Named in Schedule IX thereto and The Chase Manhattan Bank, as General Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4 filed on April 23, 2001).

10.2	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of March 26, 2001, among Lear Corporation, the Foreign Subsidiary Borrowers (as defined therein), the Lenders Party thereto, Citicorp USA, Inc., as Syndication Agent, Toronto Dominion (Texas), Inc., as Documentation Agent, the Other Agents Named in Schedule IX thereto and The Chase Manhattan Bank, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 filed on April 23, 2001).

10.3	Employment Agreement dated July 5, 2000 between the Company and Kenneth L. Way (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000).

10.4	Employment Agreement dated July 5, 2000 between the Company and Robert E. Rossiter (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000).

10.5	Employment Agreement dated July 5, 2000 between the Company and James H. Vandenberghe (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000).

10.6	Employment Agreement dated July 5, 2000 between the Company and Donald J. Stebbins (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000).

10.7	Employment Agreement dated July 5, 2000 between the Company and Douglas G. DelGrosso (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000).

10.8	Lear’s 1994 Stock Option Plan (incorporated by reference to Exhibit 10.27 to the Company’s Transition Report on Form 10-K filed on March 31, 1994).

10.9	Lear’s Supplemental Executive Retirement Plan, dated as of January 1, 1995 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994).

10.10	Lear Corporation 1996 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 1997).

10.11	Lear Corporation Long-Term Stock Incentive Plan, as amended and restated (incorporated by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A filed March 27, 2003 for the 2003 annual meeting of stockholders).

**10.12	Form of the Long-Term Stock Incentive Plan Nontransferable Nonqualified Stock Option Terms and Conditions.

**10.13	Lear Corporation Outside Directors Compensation Plan, dated as of January 1, 2004.

**10.14	Long-Term Stock Incentive Plan 2003 Director Nonqualified, Nontransferable Stock Option Terms and Conditions.

**10.15	Form of the Long-Term Stock Incentive Plan 2003 Restricted Stock Unit Terms and Conditions.

**10.16	Form of the Long-Term Stock Incentive Plan 2003 Deferral and Restricted Stock Unit Agreement - MSPP (U.S.).

**10.17	Form of the Long-Term Stock Incentive Plan 2003 Deferral and Restricted Stock Unit Agreement - MSPP (Non-U.S.).

10.18	Form of the Lear Corporation 1996 Stock Option Plan Stock Option Agreement (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

Exhibit
Number	Exhibit
10.19	Lear Corporation 1994 Stock Option Plan, Second Amendment effective January 1, 1996 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.20	Lear Corporation 1994 Stock Option Plan, Third Amendment effective March 14, 1997 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.21	The Master Sale and Purchase Agreement between General Motors Corporation and the Company, dated August 31, 1998, relating to the sale and purchase of the world-wide seating business operated by The Delphi Interior & Lighting System Division of General Motors Corporation’s Delphi Automotive Systems business sector (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.22	Stock Purchase Agreement dated as of March 16, 1999, by and between Nevada Bond Investment Corp. II and Lear Corporation (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated March 16, 1999).

10.23	Stock Purchase Agreement dated as of May 7, 1999, between Lear Corporation and Johnson Electric Holdings Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 7, 1999).

10.24	Rights Agreement dated as of March 1, 2000, between the Company and the Bank of New York (incorporated by reference to the Company’s Registration Statement on Form 8-A filed March 2, 2000.)

10.25	Purchase Agreement dated as of February 14, 2002, among Lear Corporation, Lear Operations Corporation, Lear Corporation Automotive Holdings, Lear Seating Holdings Corp. #50, Lear Corporation EEDS and Interiors, Lear Corporation Automotive Systems, Lear Technologies, L.L.C., Lear Midwest Automotive, Ltd. Partnership, Lear Automotive (EEDS) Spain S.L. and Lear Corporation Mexico, S.A. de C.V. and Credit Suisse First Boston Corporation, JP Morgan Securities Inc. and Lehman Brothers Inc. (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.26	Registration Rights Agreement dated as of February 14, 2002, among Lear Corporation, Lear Operations Corporation, Lear Corporation Automotive Holdings, Lear Seating Holdings Corp. #50, Lear Corporation EEDS and Interiors, Lear Corporation Automotive Systems, Lear Technologies, L.L.C., Lear Midwest Automotive, Ltd. Partnership, Lear Automotive (EEDS) Spain S.L. and Lear Corporation Mexico, S.A. de C.V. and Credit Suisse First Boston Corporation, JP Morgan Securities Inc. and Lehman Brothers Inc. (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.27	Lear Corporation Pension Plan (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.28	Lear Corporation Executive Supplemental Savings Plan (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.29	Summary of Certain Retirement Benefit Arrangements with Kenneth L. Way (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.30	Employment Agreement dated July 5, 2000 between the Company and David C. Wajsgras (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.31	Performance Share Award Agreement dated September 23, 2003 between the Company and Robert E. Rossiter (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003).

10.32	Performance Share Award Agreement dated September 23, 2003 between the Company and James H. Vandenberghe (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003).

10.33	Performance Share Award Agreement dated September 23, 2003 between the Company and Douglas G. DelGrosso (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003).

Exhibit
Number	Exhibit
10.34	Performance Share Award Agreement dated September 23, 2003 between the Company and Donald J. Stebbins (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003).

10.35	Performance Share Award Agreement dated September 23, 2003 between the Company and David C. Wajsgras (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003).

10.36	Employment Agreement dated July 28, 2003 between the Company and Daniel A. Ninivaggi (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003).

**11.1	Computation of net income per share.

**12.1	Computation of ratios of earnings to fixed charges.

**21.1	List of subsidiaries of the Company.

**23.1	Consent of Ernst & Young LLP.

**23.2	Notice regarding Consent of Arthur Andersen LLP.

**31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

**31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Filed herewith.