Form 10-Q
period 2004-04-03
LEAR CORP /DE/
filed 2004-05-13
CIK 842162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2004.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of April 30, 2004, the number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share, was 68,936,012.

LEAR CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED APRIL 3, 2004

LEAR CORPORATION

PART I —FINANCIAL INFORMATION

ITEM 1 — CONSOLIDATED FINANCIAL STATEMENTS

INTRODUCTION TO THE CONSOLIDATED FINANCIAL STATEMENTS

     We have prepared the condensed consolidated financial statements of Lear Corporation and subsidiaries, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the year ended December 31, 2003.

     The financial information presented reflects all adjustments (consisting of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of operations and cash flows and statements of financial position for the interim periods presented. These results are not necessarily indicative of a full year’s results of operations.

LEAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	April 3,	December 31,
	2004	2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$146.7	$169.3
Accounts receivable	2,630.3	2,200.3
Inventories	548.2	550.2
Recoverable customer engineering and tooling	178.8	169.0
Other	281.6	286.6

Total current assets	3,785.6	3,375.4

LONG-TERM ASSETS:
Property, plant and equipment, net	1,779.9	1,817.8
Goodwill, net	2,927.6	2,940.1
Other	434.8	437.7

Total long-term assets	5,142.3	5,195.6

	$8,927.9	$8,571.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$9.4	$17.1
Accounts payable and drafts	2,611.5	2,444.1
Accrued liabilities	1,214.8	1,116.9
Current portion of long-term debt	3.4	4.0

Total current liabilities	3,839.1	3,582.1

LONG-TERM LIABILITIES:
Long-term debt	2,049.8	2,057.2
Other	698.7	674.2

Total long-term liabilities	2,748.5	2,731.4

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 150,000,000 shares authorized; 72,811,828 shares issued as of April 3, 2004 and 72,453,683 shares issued as of December 31, 2003	0.7	0.7
Additional paid-in capital	1,045.3	1,027.7
Common stock held in treasury, 3,900,566 shares as of April 3, 2004 and 4,291,302 shares as of December 31, 2003, at cost	(106.5)	(110.8)
Retained earnings	1,520.5	1,441.8
Accumulated other comprehensive loss	(119.7)	(101.9)

Total stockholders’ equity	2,340.3	2,257.5

	$8,927.9	$8,571.0

The accompanying notes are an integral part of these consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in millions, except per share data)

	Three Months Ended
	April 3,	March 29,
	2004	2003
Net sales	$4,492.1	$3,898.7
Cost of sales	4,145.2	3,590.1
Selling, general and administrative expenses	167.7	146.7
Interest expense	39.1	52.4
Other expense, net	14.1	12.5

Income before provision for income taxes	126.0	97.0
Provision for income taxes	34.6	29.1

Net income	$91.4	$67.9

Basic net income per share	$1.34	$1.03

Diluted net income per share	$1.30	$1.01

The accompanying notes are an integral part of these consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three Months Ended
	April 3,	March 29,
	2004	2003
Cash Flows from Operating Activities:
Net income	$91.4	$67.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	83.1	74.4
Net change in recoverable customer engineering and tooling	(3.6)	(31.7)
Net change in working capital items	(66.0)	13.4
Other, net	22.3	26.0

Net cash provided by operating activities before net change in sold accounts receivable	127.2	150.0
Net change in sold accounts receivable	(70.4)	(53.4)

Net cash provided by operating activities	56.8	96.6

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(77.3)	(70.3)
Other, net	10.3	3.4

Net cash used in investing activities	(67.0)	(66.9)

Cash Flows from Financing Activities:
Long-term debt repayments, net	(0.7)	(80.6)
Short-term debt borrowings (repayments), net	(7.5)	47.5
Dividends paid	(27.3)	—
Proceeds from exercise of stock options	12.3	1.5
Purchase of treasury stock	—	(1.1)
Increase in drafts	11.5	8.2

Net cash used in financing activities	(11.7)	(24.5)

Effect of foreign currency translation	(0.7)	(7.0)

Net Change in Cash and Cash Equivalents	(22.6)	(1.8)
Cash and Cash Equivalents as of Beginning of Period	169.3	91.7

Cash and Cash Equivalents as of End of Period	$146.7	$89.9

Changes in Working Capital:
Accounts receivable	$(400.1)	$(461.7)
Inventories	(3.1)	1.5
Accounts payable	194.9	291.9
Accrued liabilities and other	142.3	181.7

Net change in working capital items	$(66.0)	$13.4

Supplementary Disclosure:
Cash paid for interest	$15.6	$15.8

Cash paid for income taxes	$53.3	$54.3

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

     Certain amounts in the prior period’s financial statements have been reclassified to conform to the presentation used in the quarter ended April 3, 2004.

(2) Stock-Based Compensation

     On January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” under which compensation cost for grants of stock appreciation rights, restricted stock, restricted units, performance shares, performance units (collectively, “Incentive Units”) and stock options is determined on the basis of the fair value of the Incentive Units and stock options as of the grant date. SFAS No. 123 has been applied prospectively to all employee awards granted after January 1, 2003, as permitted under the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” The pro forma effect on net income and net income per share, as if the fair value recognition provisions had been applied to all outstanding and unvested awards granted prior to January 1, 2003, is shown below (in millions, except per share data):

	Three Months Ended
	April 3,	March 29,
	2004	2003
Net income, as reported	$91.4	$67.9
Add: Stock-based employee compensation expense included in reported net income, net of tax	2.6	0.7
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(6.6)	(5.9)

Net income, pro forma	$87.4	$62.7

Net income per share:
Basic – as reported	$1.34	$1.03
Basic – pro forma	$1.28	$0.95
Diluted – as reported	$1.30	$1.01
Diluted – pro forma	$1.24	$0.93

(3) Facility Consolidations

     The Company continually evaluates alternatives to align its business with the changing needs of its customers and to lower the operating costs of the Company. This may include the realignment of its existing manufacturing capacity, facility closures or similar actions. In December 2003, the Company initiated significant actions affecting two of its U.S. seating facilities. As a result of these actions, the Company recorded charges of $25.5 million for employee termination benefits and asset impairments in 2003. These actions are expected to be completed in the second quarter of 2004. Total facility consolidation costs associated with these actions are expected to be approximately $50 million and are expected to be paid in 2004. However, the timing and amount of these costs may change based on labor negotiations and other factors.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(4) Acquisition

     In April 2004, the Company signed a definitive purchase agreement to acquire the parent of GHW Grote & Hartmann GmbH (“Grote & Hartmann”), a manufacturer of electrical components based in Wuppertal, Germany. The total value of the transaction is approximately $220 million, including the assumption of debt and other costs related to the transaction. Grote & Hartmann manufactures terminals and connectors, junction boxes and machinery to produce wire harnesses, primarily for the automotive industry. Grote & Hartmann had 2003 sales of approximately $275 million. The transaction is subject to certain legal and regulatory approvals and other conditions and is expected to close by the end of the second quarter of 2004.

(5) Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. A summary of inventories is shown below (in millions):

	April 3,	December 31,
	2004	2003
Raw materials	$383.5	$399.1
Work-in-process	42.7	37.6
Finished goods	122.0	113.5

Inventories	$548.2	$550.2

(6) Property, Plant and Equipment

     Property, plant and equipment is stated at cost. Depreciable property is depreciated over the estimated useful lives of the assets, principally using the straight-line method. A summary of property, plant and equipment is shown below (in millions):

	April 3,	December 31,
	2004	2003
Land	$123.6	$124.6
Buildings and improvements	673.2	673.7
Machinery and equipment	2,512.9	2,501.5
Construction in progress	31.9	61.3

Total property, plant and equipment	3,341.6	3,361.1
Less – accumulated depreciation	(1,561.7)	(1,543.3)

Net property, plant and equipment	$1,779.9	$1,817.8

(7) Goodwill

     A summary of the changes in the carrying amount of goodwill, by reportable operating segment, for the three months ended April 3, 2004, is shown below (in millions):

			Electronic and
	Seating	Interior	Electrical	Total
Balance as of December 31, 2003	$1,023.4	$1,022.9	$893.8	$2,940.1
Foreign currency translation	(1.4)	(7.3)	(3.8)	(12.5)

Balance as of April 3, 2004	$1,022.0	$1,015.6	$890.0	$2,927.6

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(8) Long-Term Debt

     A summary of long-term debt and the related weighted average interest rates, including the effect of hedging activities described in Note 15, “Financial Instruments,” is shown below (in millions):

	April 3, 2004		December 31, 2003
		Weighted		Weighted
		Average		Average
	Long-Term	Interest	Long-Term	Interest
Debt Instrument	Debt	Rate	Debt	Rate
Credit facilities	$—	—	$—	—
Other	72.4	4.36%	74.2	4.34%

	72.4		74.2
Less – current portion	(3.4)		(4.0)

	69.0		70.2

Zero-coupon Convertible Senior Notes, due 2022	276.5	4.75%	273.2	4.75%
8.125% Euro-denominated Senior Notes, due 2008	304.3	8.125%	313.8	8.125%
8.11% Senior Notes, due 2009	800.0	7.06%	800.0	7.18%
7.96% Senior Notes, due 2005	600.0	5.99%	600.0	6.36%

	1,980.8		1,987.0

Long-term debt	$2,049.8		$2,057.2

     As of April 3, 2004, the Company’s primary credit facilities consisted of a $1.7 billion amended and restated credit facility, which matures on March 26, 2006, and a $250 million revolving credit facility which matured on May 4, 2004. The Company has not sought a commitment from any lender to extend or replace its $250 million revolving credit facility.

     The Company’s primary credit facilities contain numerous covenants relating to the maintenance of certain financial ratios and to the management and operation of the Company. The covenants include, among other restrictions, limitations on indebtedness, guarantees, mergers, acquisitions, fundamental corporate changes, asset sales, investments, loans and advances, liens, dividends and other stock payments, transactions with affiliates and optional payments and modification of debt instruments. The Company’s senior notes also contain covenants restricting the ability of the Company and its subsidiaries to incur liens and to enter into sale and leaseback transactions and restricting the ability of the Company to consolidate with, to merge with or into, or to sell or otherwise dispose of all or substantially all of its assets to, any person. As of April 3, 2004, the Company was in compliance with all covenants and other requirements set forth in its primary credit facilities and senior notes.

     The Company’s obligations under its primary credit facilities and senior notes are guaranteed, on a joint and several basis, by certain of its significant subsidiaries. See Note 17, “Supplemental Guarantor Condensed Consolidating Financial Statements.”

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(9) Pension and Other Postretirement Benefit Plans

Net Periodic Benefit Cost

     The components of the Company’s net periodic benefit cost are shown below (in millions):

	Pension		Other Postretirement
	Three Months Ended		Three Months Ended
	April 3,	March 29,	April 3,	March 29,
	2004	2003	2004	2003
Service cost	$10.8	$8.4	$3.6	$3.7
Interest cost	9.6	7.1	3.1	3.1
Expected return on plan assets	(7.2)	(4.4)	—	—
Amortization of actuarial loss	0.8	0.7	1.0	0.7
Amortization of transition (asset) obligation	(0.1)	0.1	0.3	0.5
Amortization of prior service cost	1.3	1.0	(0.7)	(0.1)
Special termination benefits	0.1	—	0.1	—

Net periodic benefit cost	$15.3	$12.9	$7.4	$7.9

Contributions

     Employer contributions to the Company’s domestic and foreign pension plans for the three months ended April 3, 2004, were approximately $4.2 million. There have been no significant changes in the Company’s expected contributions from amounts previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

New Legislation

     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of certain other postretirement benefit plans that provide prescription drug benefits at least actuarially equivalent to Medicare Part D. In accordance with Financial Accounting Standards Board (“FASB”) Staff Position 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” the measurement of postretirement benefit obligation and net periodic postretirement benefit cost reflected in the consolidated financial statements and notes to the consolidated financial statements does not reflect the effects of the Act. The Company does not expect the effects of the Act to have a material impact on its postretirement benefit obligation or its net periodic postretirement benefit cost. Specific proposed authoritative guidance on the accounting for the federal subsidy is pending approval and when issued, may require the Company to change previously reported plan information.

(10) Net Income Per Share

     Basic net income per share is computed using the weighted average common shares outstanding during the period. Diluted net income per share is computed using the average share price during the period when calculating the dilutive effect of common stock equivalents. A summary of shares outstanding is shown below:

	Three Months Ended
	April 3,	March 29,
	2004	2003
Weighted average common shares outstanding	68,445,037	65,780,634
Dilutive effect of common stock equivalents	2,124,517	1,611,579

Diluted shares outstanding	70,569,554	67,392,213

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     Certain options were not included in the computation of diluted shares outstanding, as inclusion would have resulted in antidilution. A summary of these options and their exercise prices is shown below:

	Three Months Ended
	April 3,	March 29,
	2004	2003
Antidilutive options	—	2,995,000
Exercise price	—	$39.00 - $54.22

     The shares into which the Company’s zero-coupon convertible senior notes are convertible are not included in the computation of diluted shares outstanding, as none of the contingent conversion events has occurred. For further information related to the zero-coupon convertible senior notes, see Note 8, “Long-Term Debt,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(11) Comprehensive Income

     Comprehensive income is defined as all changes in a Company’s net assets except changes resulting from transactions with stockholders. It differs from net income in that certain items currently recorded in equity would be a part of comprehensive income. A summary of comprehensive income is shown below (in millions):

	Three Months Ended
	April 3,	March 29,
	2004	2003
Net income	$91.4	$67.9
Other comprehensive income (loss):
Derivative instruments and hedging activities	0.6	(1.8)
Foreign currency translation adjustment	(18.4)	(3.0)

Other comprehensive loss	(17.8)	(4.8)

Comprehensive income	$73.6	$63.1

(12) Pre-Production Costs Related to Long-Term Supply Agreements

     The Company incurs pre-production engineering, research and development (“ER&D”) and tooling costs related to the products produced for its customers under long-term supply agreements. The Company expenses all pre-production ER&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, the Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which the customer has not provided a non-cancelable right to use the tooling. During the first quarters of 2004 and 2003, the Company capitalized $56.6 million and $46.7 million, respectively, of pre-production ER&D costs for which reimbursement is contractually guaranteed by the customer. In addition, during the first quarters of 2004 and 2003, the Company capitalized $105.5 million and $95.1 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling. These amounts are included in recoverable customer engineering and tooling and other long-term assets in the consolidated balance sheets. During the first three months of 2004 and 2003, the Company collected $148.5 million and $114.8 million, respectively, of cash related to ER&D and tooling costs.

     During the first quarters of 2004 and 2003, the Company capitalized $0.9 million and $18.0 million, respectively, of Company-owned tooling. These amounts are included in property, plant and equipment, net, in the consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     The classification of capitalized pre-production ER&D and tooling costs related to long-term supply agreements is shown below (in millions):

	April 3,	December 31,
	2004	2003
Current	$178.8	$169.0
Long-term	221.3	233.5

Recoverable customer engineering and tooling	$400.1	$402.5

     Gains and losses related to ER&D and tooling projects are reviewed on an aggregated program basis. Net gains on projects are deferred and recognized over the life of the long-term supply agreement. Net losses on projects are recognized as costs are incurred.

(13) Legal and Other Contingencies

Commercial Disputes

     The Company is involved from time to time in legal proceedings or claims relating to commercial or contractual disputes, including disputes with its suppliers. The Company will continue to vigorously defend itself against these claims. Based on present information, including the Company’s assessment of the merits of the particular claims, the Company does not expect that these legal proceedings or claims, either individually or in the aggregate, will have a material adverse effect on its business, consolidated financial position or results of operations. As of April 3, 2004 and December 31, 2003, the Company had recorded reserves for pending disputes, including commercial disputes and other matters, of $32.0 million and $40.9 million, respectively. Such reserves reflect amounts recognized in accordance with accounting principles generally accepted in the United States and typically exclude the cost of legal representation. However, the ultimate outcome of legal matters cannot be predicted with any degree of certainty, and the Company can provide no assurances in this regard.

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

Product Liability Matters

     In the event that use of the Company’s products results in, or is alleged to result in, bodily injury and/or property damage or other losses, the Company may be subject to product liability lawsuits and other claims. In addition, the Company is a party to warranty-sharing and other agreements with its customers relating to its products. These customers may pursue claims against the Company for contribution of all or a portion of the amounts sought in connection with product liability lawsuits and warranty claims. The Company can provide no assurances that it will not experience material claims in the future or that it will not incur significant costs to defend such claims. In addition, if any of the Company’s products are, or are alleged to be, defective, the Company may be required or requested by its customers to participate in a recall or other corrective action involving such products. The Company carries insurance for certain legal matters, including product liability claims, but such coverage may be limited. The Company does not maintain insurance for recall matters, as such insurance is not generally available.

     The Company records product warranty liabilities based on its individual customer agreements. Product warranty liabilities are recorded for known warranty issues when amounts related to such issues are probable and reasonably estimable. In certain product liability and warranty matters, the Company may seek recoveries from its suppliers that supply materials or services included within the Company’s products that are associated with the related claims.

     A summary of the changes in product warranty liabilities for the three months ended April 3, 2004, is shown below (in millions):

Balance as of December 31, 2003	$39.7
Expense, net	9.2
Settlements	(1.2)

Balance as of April 3, 2004	$47.7

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

     As of April 3, 2004 and December 31, 2003, the Company had recorded reserves for environmental matters of $5.1 million and $4.8 million, respectively. While the Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse effect on its business, consolidated financial position or results of future operations, no assurances can be given in this regard.

     One of the Company’s subsidiaries and certain predecessor companies were named as defendants in an action filed by three plaintiffs in August 2001 in the Circuit Court of Lowndes County, Mississippi asserting claims stemming from alleged environmental contamination caused by an automobile parts manufacturing plant located in Columbus, Mississippi. The plant was acquired by the Company as part of the UT Automotive acquisition in May 1999 and sold almost immediately thereafter, in June 1999, to Johnson Electric Holdings Limited (“Johnson Electric”). In December 2002, approximately 61 additional cases were filed by approximately 1,000 plaintiffs in the same court against the Company and other defendants relating to similar claims. In September 2003, the Company was dismissed as a party to these cases. Since that time, the Company has been named again as a defendant in these same cases. During the first quarter of 2004, the Company and two of its subsidiaries were named in five new actions filed by approximately 100 individual plaintiffs related to alleged environmental contamination from the same facility. The plaintiffs in these actions are persons who allegedly were either residents and/or owned property near the facility or worked at the facility. Each of these complaints seeks compensatory and/or punitive damages. To date, there has been limited discovery in these cases and the probability of liability and the amount of damages in the event of liability are unknown. UTC, the former owner of UT Automotive, and Johnson Electric have each sought indemnification from the Company under the respective acquisition agreements, and the Company has claimed indemnification from them under the same agreements. To date, no company admits to, or has been found to have, an obligation to fully defend and indemnify any other. The Company intends to vigorously defend against these claims and believes that it will eventually be indemnified by either UTC or Johnson Electric for resulting losses, if any.

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

     In January 2004, the U.S. Securities and Exchange Commission (“SEC”) commenced an informal inquiry into the Company’s September 2002 amendment of its 2001 Form 10-K. The amendment was filed to report the Company’s employment of relatives of certain of its directors and officers and certain related-party transactions. In connection with the informal inquiry, the Company has received requests from the SEC to voluntarily produce documents and other relevant information concerning these matters and has done so. The SEC has advised the Company that the inquiry should not be construed as an indication by the Commission or its staff that any violations of law have occurred or as an adverse reflection upon any person or security. The Company is cooperating with the inquiry.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(14) Segment Reporting

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

	Three Months Ended April 3, 2004
			Electronic and
	Seating	Interior	Electrical	Other	Consolidated
Revenues from external customers	$3,007.9	$817.3	$666.9	$—	$4,492.1
Income before interest, other expense and income taxes	148.3	28.7	58.7	(56.5)	179.2
Depreciation	32.5	27.1	17.7	5.8	83.1
Capital expenditures	34.2	21.3	21.8	—	77.3
Total assets	4,142.7	2,476.6	2,240.9	67.7	8,927.9

	Three Months Ended March 29, 2003
			Electronic and
	Seating	Interior	Electrical	Other	Consolidated
Revenues from external customers	$2,697.1	$677.7	$523.9	$—	$3,898.7
Income before interest, other expense and income taxes	137.1	29.0	51.9	(56.1)	161.9
Depreciation	31.6	25.8	16.7	0.3	74.4
Capital expenditures	14.0	29.5	25.6	1.2	70.3
Total assets	3,503.8	2,431.3	1,940.2	142.6	8,017.9

     As of April 3, 2004, the Company changed its allocation of goodwill. Goodwill, previously reflected in “Other,” has been allocated to the reportable operating segments. Total assets by reportable operating segment as of March 29, 2003, reflect this change.

     A reconciliation of consolidated income before interest, other expense and income taxes to consolidated income before provision for income taxes is shown below (in millions):

	Three Months Ended
	April 3,	March 29,
	2004	2003
Income before interest, other expense and income taxes	$179.2	$161.9
Interest expense	39.1	52.4
Other expense, net	14.1	12.5

Income before provision for income taxes	$126.0	$97.0

(15) Financial Instruments

     Several of the Company’s European subsidiaries factor their accounts receivable with financial institutions. Such receivables are factored without recourse to the Company and are not included in accounts receivable in the consolidated balance sheets. As of April 3, 2004, there were no factored accounts receivable. As of December 31, 2003, the amount of factored receivables was $70.6 million.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Asset-backed Securitization Agreement

     Under an asset-backed securitization facility, the Company and several of its U.S. subsidiaries sell certain accounts receivable to a wholly-owned, consolidated, bankruptcy-remote special purpose corporation (Lear ASC Corporation). In turn, Lear ASC Corporation transfers undivided interests in up to $200 million of the receivables to bank-sponsored commercial-paper conduits. As of April 3, 2004 and December 31, 2003, accounts receivable totaling $678.2 million and $671.1 million, respectively, had been transferred to Lear ASC Corporation, but no undivided interests in the receivables were transferred to the conduits. As such, these amounts are included in accounts receivable in the consolidated balance sheets. A discount on the sale of receivables of $0.4 million and $0.7 million was recognized in the three months ended April 3, 2004 and March 29, 2003, respectively, and is reflected in other expense, net in the accompanying consolidated statements of income.

     The Company retains a subordinated ownership interest in the pool of receivables sold to Lear ASC Corporation. The Company continues to service the transferred receivables for an annual servicing fee. The conduit investors and Lear ASC Corporation have no recourse to the Company or its subsidiaries.

     The following table summarizes certain cash flows received from and paid to Lear ASC Corporation (in millions):

	Three Months Ended
	April 3,	March 29,
	2004	2003
Repayments of securitizations	$—	$(30.0)
Proceeds from collections reinvested in securitizations	1,179.6	1,167.5
Servicing fees received	1.4	1.3

Derivative Instruments and Hedging Activities

     Forward foreign exchange, futures and option contracts — The Company uses forward foreign exchange, futures and option contracts to reduce the effect of fluctuations in foreign exchange rates on short-term, foreign currency denominated intercompany transactions and other known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Mexican peso, Canadian dollar and the Euro. Forward foreign exchange and futures contracts are accounted for as fair value hedges when the hedged item is a recognized asset or liability or an unrecognized firm commitment. As of April 3, 2004, contracts designated as fair value hedges with $877.0 million of notional amount were outstanding with maturities of less than six months. As of April 3, 2004, the fair value of these contracts was approximately $5.0 million. Forward foreign exchange, futures and option contracts are accounted for as cash flow hedges when the hedged item is a forecasted transaction or the variability of cash flows to be paid or received relates to a recognized asset or liability. As of April 3, 2004, contracts designated as cash flow hedges with $685.4 million of notional amount were outstanding with maturities of less than nine months. As of April 3, 2004, the fair value of these foreign exchange contracts was approximately negative $9.8 million.

     Interest rate swap contracts — The Company uses interest rate swap contracts to manage its exposure to fluctuations in interest rates. Interest rate swap contracts which fix the interest payments of certain variable rate debt instruments or fix the market rate component of anticipated fixed rate debt instruments are accounted for as cash flow hedges. Interest rate swap contracts which hedge the change in fair market value of certain fixed rate debt instruments are accounted for as fair value hedges. As of April 3, 2004, contracts representing $900 million of notional amount were outstanding with maturity dates of May 2005 through May 2009, all of which relate to long-term fixed rate debt instruments. The fair value of these interest rate swap agreements is subject to changes in value due to changes in interest rates. As of April 3, 2004, the fair value of these interest rate swap agreements was approximately negative $10.1 million.

     As of April 3, 2004 and December 31, 2003, net losses of approximately $12.7 million and $13.7 million, respectively, related to derivative instruments and hedging activities were recorded in accumulated other comprehensive loss. As of April 3, 2004, all cash flow hedges were scheduled to mature within nine months, all fair value hedges of the Company’s fixed rate debt instruments were scheduled to mature within six years, and all fair value hedges of the Company’s foreign exchange exposure were scheduled to mature within six months. During the twelve month period ended April 2, 2005, the Company expects to reclassify into earnings net losses of approximately $10.7 million recorded in accumulated other comprehensive loss. Such losses will be reclassified at the time the underlying hedged transactions are realized. During the three months ended April 3, 2004 and March 29, 2003, amounts recognized in

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

the consolidated statements of income related to changes in the fair value of cash flow and fair value hedges excluded from the effectiveness assessments and the ineffective portion of changes in the fair value of cash flow and fair value hedges were not material.

     Non-U.S. dollar financing transactions — The Company has designated its 8.125% Euro-denominated senior notes (Note 8) as a net investment hedge of long-term investments in its Euro-functional subsidiaries. As of April 3, 2004, the amount recorded in cumulative translation adjustment related to the effective portion of the net investment hedge of foreign operations was approximately negative $81.0 million.

(16) Accounting Pronouncements

Pensions and Other Postretirement Benefits

     The FASB issued a revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This statement retains the original pension and other postretirement benefits disclosures of SFAS No. 132 and requires additional disclosures for both annual and interim periods. Additional annual reporting requirements related to plan assets, accumulated benefit obligations and expected plan contributions are effective for fiscal years ending after December 15, 2003, for domestic plans, and for fiscal years ending after June 15, 2004, for foreign plans. Additional annual reporting requirements related to estimated future benefit payments are effective for fiscal years ending after June 15, 2004, for both domestic and foreign plans. Additional interim reporting requirements related to the components of net periodic benefit cost, contributions paid and significant changes in assumptions are effective for interim periods beginning after December 15, 2003, for both domestic and foreign plans. All interim disclosures required by this statement have been reflected in Note 9, “Pension and Other Postretirement Benefit Plans.”

Variable Interest Entities

     The FASB issued Interpretation (“FIN”) No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” the provisions of which apply immediately to any variable interest entity created after January 31, 2003, apply no later than the first period ending after December 15, 2003, to special purpose corporations, and apply in the first interim period ending after March 15, 2004, to any variable interest entity created prior to February 1, 2003. This interpretation requires the consolidation of a variable interest entity by its primary beneficiary and may require the consolidation of a portion of a variable interest entity’s assets or liabilities under certain circumstances. The Company adopted the requirements of FIN No. 46 as of April 3, 2004. Such requirements related primarily to the Company’s investments in affiliates. The effects of adoption were not significant.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements

	April 3, 2004
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
		(Unaudited; in millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$55.0	$3.2	$88.5	$—	$146.7
Accounts receivable	22.8	405.3	2,202.2	—	2,630.3
Inventories	12.5	183.6	352.1	—	548.2
Recoverable customer engineering and tooling	2.8	96.4	79.6	—	178.8
Other	86.1	35.4	160.1	—	281.6

Total current assets	179.2	723.9	2,882.5	—	3,785.6

LONG-TERM ASSETS:
Property, plant and equipment, net	128.5	743.7	907.7	—	1,779.9
Goodwill, net	100.1	1,906.7	920.8	—	2,927.6
Investments in subsidiaries	3,343.7	1,973.5	—	(5,317.2)	—
Other	107.2	75.0	252.6	—	434.8

Total long-term assets	3,679.5	4,698.9	2,081.1	(5,317.2)	5,142.3

	$3,858.7	$5,422.8	$4,963.6	$(5,317.2)	$8,927.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$—	$0.1	$9.3	$—	$9.4
Accounts payable and drafts	164.0	820.4	1,627.1	—	2,611.5
Accrued liabilities	154.3	429.3	631.2	—	1,214.8
Current portion of long-term debt	—	1.5	1.9	—	3.4

Total current liabilities	318.3	1,251.3	2,269.5	—	3,839.1

LONG-TERM LIABILITIES:
Long-term debt	2,020.6	12.5	16.7	—	2,049.8
Intercompany accounts, net	(1,090.5)	1,478.9	(388.4)	—	—
Other	270.0	192.9	235.8	—	698.7

Total long-term liabilities	1,200.1	1,684.3	(135.9)	—	2,748.5

STOCKHOLDERS’ EQUITY	2,340.3	2,487.2	2,830.0	(5,317.2)	2,340.3

	$3,858.7	$5,422.8	$4,963.6	$(5,317.2)	$8,927.9

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	December 31, 2003
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
			(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40.9	$9.7	$118.7	$—	$169.3
Accounts receivable	17.9	331.0	1,851.4	—	2,200.3
Inventories	10.2	188.0	352.0	—	550.2
Recoverable customer engineering and tooling	(11.1)	86.5	93.6	—	169.0
Other	97.3	57.8	131.5	—	286.6

Total current assets	155.2	673.0	2,547.2	—	3,375.4

LONG-TERM ASSETS:
Property, plant and equipment, net	127.4	765.8	924.6	—	1,817.8
Goodwill, net	100.2	1,906.7	933.2	—	2,940.1
Investments in subsidiaries	3,320.4	1,888.8	—	(5,209.2)	—
Other	96.9	70.4	270.4	—	437.7

Total long-term assets	3,644.9	4,631.7	2,128.2	(5,209.2)	5,195.6

	$3,800.1	$5,304.7	$4,675.4	$(5,209.2)	$8,571.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$0.3	$0.1	$16.7	$—	$17.1
Accounts payable and drafts	128.7	749.1	1,566.3	—	2,444.1
Accrued liabilities	148.3	379.9	588.7	—	1,116.9
Current portion of long-term debt	—	1.6	2.4	—	4.0

Total current liabilities	277.3	1,130.7	2,174.1	—	3,582.1

LONG-TERM LIABILITIES:
Long-term debt	2,027.0	12.8	17.4	—	2,057.2
Intercompany accounts, net	(1,024.8)	1,496.8	(472.0)	—	—
Other	263.1	180.6	230.5	—	674.2

Total long-term liabilities	1,265.3	1,690.2	(224.1)	—	2,731.4

STOCKHOLDERS’ EQUITY	2,257.5	2,483.8	2,725.4	(5,209.2)	2,257.5

	$3,800.1	$5,304.7	$4,675.4	$(5,209.2)	$8,571.0

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	For the Three Months Ended April 3, 2004
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
		(Unaudited; in millions)
Net sales	$237.7	$2,100.4	$2,852.0	$(698.0)	$4,492.1
Cost of sales	270.4	1,916.0	2,656.8	(698.0)	4,145.2
Selling, general and administrative expenses	35.4	58.9	73.4	—	167.7
Interest expense	12.0	18.3	8.8	—	39.1
Intercompany (income) expense, net	(98.5)	104.0	(5.5)	—	—
Other (income) expense, net	(1.8)	7.0	8.9	—	14.1

Income (loss) before provision (credit) for income taxes and equity in net income of subsidiaries	20.2	(3.8)	109.6	—	126.0
Provision (credit) for income taxes	(0.9)	10.6	24.9	—	34.6
Equity in net income of subsidiaries	(70.3)	(34.8)	—	105.1	—

Net income	$91.4	$20.4	$84.7	$(105.1)	$91.4

	For the Three Months Ended March 29, 2003
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$273.0	$2,008.9	$2,226.8	$(610.0)	$3,898.7
Cost of sales	276.7	1,830.8	2,092.6	(610.0)	3,590.1
Selling, general and administrative expenses	33.3	48.2	65.2	—	146.7
Interest expense	23.3	16.1	13.0	—	52.4
Intercompany (income) expense, net	(100.4)	83.2	17.2	—	—
Other (income) expense, net	6.0	15.2	(8.7)	—	12.5

Income before provision (credit) for income taxes and equity in net income of subsidiaries	34.1	15.4	47.5	—	97.0
Provision (credit) for income taxes	6.5	38.0	(15.4)	—	29.1
Equity in net income of subsidiaries	(40.3)	(22.8)	—	63.1	—

Net income	$67.9	$0.2	$62.9	$(63.1)	$67.9

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	For the Three Months Ended April 3, 2004
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net cash provided by operating activities	$70.7	$84.7	$(98.6)	$—	$56.8
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(11.7)	(23.5)	(42.1)		(77.3)
Other, net	8.0	0.9	1.4	—	10.3

Net cash used in investing activities	(3.7)	(22.6)	(40.7)	—	(67.0)

Cash Flows from Financing Activities:
Long-term repayments, net	(0.2)	(0.8)	0.3	—	(0.7)
Short-term repayments, net	(0.3)	—	(7.2)	—	(7.5)
Dividends paid	(27.3)	—	—	—	(27.3)
Proceeds from exercise of stock options	12.3	—	—	—	12.3
Increase in drafts	7.0	2.5	2.0	—	11.5
Change in intercompany accounts	(44.4)	(82.2)	126.6	—	—

Net cash used in financing activities	(52.9)	(80.5)	121.7	—	(11.7)

Effect of foreign currency translation	—	11.9	(12.6)	—	(0.7)

Net Change in Cash and Cash Equivalents	14.1	(6.5)	(30.2)		(22.6)
Cash and Cash Equivalents as of Beginning of Period	40.9	9.7	118.7	—	169.3

Cash and Cash Equivalents as of End of Period	$55.0	$3.2	$88.5	$—	$146.7

	For the Three Months Ended March 29, 2003
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net cash provided by operating activities	$65.9	$118.5	$(87.8)	$—	$96.6
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(1.9)	(41.8)	(26.6)		(70.3)
Other, net	—	2.7	0.7	—	3.4

Net cash used in investing activities	(1.9)	(39.1)	(25.9)	—	(66.9)

Cash Flows from Financing Activities:
Long-term repayments, net	(79.7)	0.3	(1.2)	—	(80.6)
Short-term borrowings, net	50.5	(0.2)	(2.8)	—	47.5
Proceeds from exercise of stock options	1.5	—	—	—	1.5
Purchase of treasury stock	(1.1)	—	—	—	(1.1)
Increase in drafts	16.7	4.9	(13.4)	—	8.2
Change in intercompany accounts	(51.8)	(88.3)	140.1	—	—

Net cash used in financing activities	(63.9)	(83.3)	122.7	—	(24.5)

Effect of foreign currency translation	—	4.0	(11.0)	—	(7.0)

Net Change in Cash and Cash Equivalents	0.1	0.1	(2.0)		(1.8)
Cash and Cash Equivalents as of Beginning of Period	0.5	3.0	88.2	—	91.7

Cash and Cash Equivalents as of End of Period	$0.6	$3.1	$86.2	$—	$89.9

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

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

     Selling, General and Administrative Expenses — During the three months ended April 3, 2004 and March 29, 2003, the Parent allocated $21.7 million and $32.3 million, respectively, of corporate selling, general and administrative expenses to its operating subsidiaries. The allocations were based on various factors, which estimate usage of particular corporate functions, and in certain instances, other relevant factors, such as the revenues or the number of employees of the Company’s subsidiaries.

     Long-term debt of the Parent and the Guarantors — A summary of long-term debt of the Parent and the Guarantors on a combined basis is shown below (in millions):

	April 3,	December 31,
	2004	2003
Senior notes	$1,980.8	$1,987.0
Other long-term debt	53.8	54.4

	2,034.6	2,041.4
Less — current portion	(1.5)	(1.6)

	$2,033.1	$2,039.8

     The obligations of foreign subsidiary borrowers under the primary credit facilities are guaranteed by the Parent.

     For more information on the above indebtedness, see Note 8, “Long-Term Debt.”

LEAR CORPORATION

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

     We are the world’s largest automotive interior systems supplier based on net sales. Our net sales have grown from $9.1 billion for the year ended December 31, 1998, to $15.7 billion for the year ended December 31, 2003. The major sources of this growth have been new program awards and the completion of the acquisition of UT Automotive, Inc. (“UT Automotive”) in May 1999. Our customers are the major automotive manufacturers, including General Motors, Ford, DaimlerChrysler, BMW, Fiat, PSA, Volkswagen, Renault/Nissan, Toyota and Subaru.

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

     Demand for our products is directly related to automotive vehicle production. Automotive sales and production can be affected by general economic conditions, labor relations issues, regulatory requirements, trade agreements and other factors. Our operating results are significantly impacted by what is referred to in this section as “vehicle production volume and mix”; that is, overall industry production, the commercial success of the vehicle platforms for which we supply products as well as our relative profitability on these platforms. Our operating results also depend on the market share of our customers. General Motors and Ford and their respective affiliates together accounted for approximately 59% of our net sales in 2003. Excluding Opel, Saab, Volvo, Jaguar and Land Rover, which are affiliates of General Motors or Ford, General Motors and Ford accounted for approximately 47% of our net sales in 2003. A significant loss of business with respect to these customers or with respect to any vehicle model for which we are a significant supplier could materially and negatively affect our operating results.

     Automotive industry conditions in North America and Europe continue to be challenging. In North America, the industry is characterized by significant overcapacity, fierce competition and significant pension and healthcare liabilities for the domestic automotive manufacturers. In Europe, the market structure is highly fragmented with significant overcapacity. Historically, the majority of our sales have been derived from the U.S.-based automotive manufacturers in North America, as well as automotive manufacturers in Western Europe. As discussed below, our ability to increase sales in the future will depend, in part, on our ability to increase our penetration of Asian markets and our sales to Asian automotive manufacturers worldwide.

     Our customers require us to reduce costs and, at the same time, assume greater responsibility for the design, development, engineering and integration of interior products. We seek to enhance our profitability by investing in technology, design capabilities and new product initiatives that respond to the needs of our customers and consumers. Our profitability is also dependent on our ability to implement product cost reductions in either our processes or those of our customers or to obtain similar reductions from our suppliers. Our profitability could be negatively affected by increases in our operating costs. While recent increases in certain commodity costs, such as resins, leather, steel and diesel fuel, have impacted our operating results, the effect to date has been manageable. However, further increases in these commodity or other costs could materially reduce our profitability. See “— Forward-Looking Statements.” Finally, we continually evaluate alternatives to align our business with the changing needs of our customers and to lower the operating costs of our Company. This may include the realignment of our existing manufacturing capacity, facility closures or similar actions.

     In evaluating our financial condition and operating performance, we focus primarily on profitable sales growth and cash flows of our operating segments as well as return on invested capital on a consolidated basis. In addition to maintaining and expanding our business with our existing customers in our more established markets, we have increased our emphasis on expanding our business in Eastern European and Asian markets and with Asian automotive manufacturers worldwide. The Eastern European and Asian markets present growth opportunities, as automotive manufacturers expand production in these markets to meet increasing demand. We currently have eleven joint ventures in China and several other joint ventures dedicated to serving

Asian automotive manufacturers. We will continue to seek ways to expand our business in Eastern European and Asian markets and with Asian automotive manufacturers worldwide.

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

     For further information related to other factors that have had, or may in the future have, a significant impact on our business, financial condition or results of operations, see “— Forward-Looking Statements” and Item 7, “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2003.

RESULTS OF OPERATIONS

     A summary of our operating results as a percentage of net sales is shown below (dollar amounts in millions):

	Three months ended
	April 3,		March 29,
	2004		2003
Net sales
Seating	$3,007.9	67.0%	$2,697.1	69.2%
Interior	817.3	18.2	677.7	17.4
Electronic and electrical	666.9	14.8	523.9	13.4

Net sales	4,492.1	100.0	3,898.7	100.0
Gross profit	346.9	7.7	308.6	7.9
Selling, general and administrative expenses	167.7	3.7	146.7	3.8
Interest expense	39.1	0.9	52.4	1.3
Other expense, net	14.1	0.3	12.5	0.3
Provision for income taxes	34.6	0.8	29.1	0.8

Net income	$91.4	2.0%	$67.9	1.7%

Three Months Ended April 3, 2004 vs. Three Months Ended March 29, 2003

     Net sales in the first quarter of 2004 were $4.5 billion as compared to $3.9 billion in the first quarter of 2003, an increase of $593 million or 15%. Net foreign exchange rate fluctuations and new business, net of selling price reductions, increased net sales by $307 million and $245 million, respectively. Net sales also benefited from the impact of vehicle production volume, which contributed $199 million to the increase. These increases were partially offset by the impact of mix, which negatively impacted net sales by $159 million.

     Gross profit and gross margin were $347 million and 7.7% in the quarter ended April 3, 2004, as compared to $309 million and 7.9% in the quarter ended March 29, 2003. The benefit from our productivity initiatives and other efficiencies, new business and net foreign exchange rate fluctuations contributed $54 million, $30 million and $17 million, respectively, to the increase in gross profit. These increases were partially offset by selling price reductions, which, net of the impact of vehicle production volume and mix, reduced gross profit by $54 million. Facility consolidation costs also negatively impacted gross profit by $11 million.

     Selling, general and administrative expenses, including research and development, were $168 million in the three months ended April 3, 2004, as compared to $147 million in the three months ended March 29, 2003. As a percentage of net sales, selling, general and administrative expenses were 3.7% and 3.8% in the first quarters of 2004 and 2003, respectively. Our investment in new programs and net foreign exchange rate fluctuations contributed $12 million and $10 million, respectively, to the increase in selling, general and administrative expenses in the first quarter of 2004.

     Interest expense was $39 million in the first quarter of 2004 as compared to $52 million in the first quarter of 2003. Hedging activities and our reduced debt balance favorably impacted interest expense by $9 million and $2 million, respectively.

     Other expense, which includes state and local non-income taxes, foreign exchange gains and losses, minority interests in consolidated subsidiaries, equity in net income of affiliates, gains and losses on the sales of fixed assets and other miscellaneous income and expense, was $14 million in the first three months of 2004 as compared to $13 million in the first three months of 2003.

     The provision for income taxes was $35 million, representing an effective tax rate of 27.5%, in the current quarter as compared to $29 million, representing an effective tax rate of 30.0%, in the same quarter a year ago. The decrease in the effective tax rate is primarily the result of our overall tax planning strategy, as well as the mix of our earnings outside of the United States. The effective tax rates for the first quarters of 2004 and 2003 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, valuation adjustments, research and development credits and other items.

     Net income in the first quarter of 2004 was $91 million, or $1.30 per diluted share, as compared to $68 million, or $1.01 per diluted share, in the first quarter of 2003.

Reportable Operating Segments

     The financial information presented below is for our three reportable operating segments for the periods presented. These segments are: seating, which includes seat systems and the components thereof; interior, which includes flooring and acoustic systems, door panels, instrument panels and cockpit systems, overhead systems and other interior products; and electronic and electrical, which includes electronic and electrical distribution systems, primarily wire harnesses, wireless systems and interior control systems. Financial measures regarding each segment’s income before interest, other expense and income taxes and income before interest, other expense and income taxes divided by net sales (“margin”) are not measures of performance under accounting principles generally accepted in the United States (“GAAP”). Such measures are presented because we evaluate the performance of our reportable operating segments, in part, based on income before interest, other expense and income taxes. These measures should not be considered in isolation or as a substitute for net income, net cash provided by operating activities or other income statement or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, these measures, as we determine them, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated income before interest, other expense and income taxes to income before provision for income taxes, see Note 14, “Segment Reporting.”

Seating

     A summary of financial measures for our seating segment is shown below (dollar amounts in millions):

	Three months ended
	April 3,	March 29,
	2004	2003
Net sales	$3,007.9	$2,697.1
Income before interest, other expense and income taxes	148.3	137.1
Margin	4.9%	5.1%

     Seating net sales were $3.0 billion in the first quarter of 2004 as compared to $2.7 billion in the first quarter of 2003, an increase of $311 million or 12%. Net foreign exchange rate fluctuations and new business, net of selling price reductions, favorably impacted net sales by $222 million and $92 million, respectively. These increases were partially offset by the impact of vehicle production volume and mix, which reduced net sales by $16 million. Income before interest, other expense and income taxes and the related margin on net sales were $148 million and 4.9% in the first three months of 2004 as compared to $137 million and 5.1% in the first three months of 2003. The benefit of our productivity initiatives and other efficiencies and net foreign exchange rate fluctuations contributed $17 million and $6 million, respectively, to the increase in income before interest, other expense and income taxes. Income before interest, other expense and income taxes also benefited from the impact of vehicle production volume and mix and new business. These increases were largely offset by the impact of selling price reductions and facility consolidation costs.

Interior

     A summary of financial measures for our interior segment is shown below (dollar amounts in millions):

	Three months ended
	April 3,	March 29,
	2004	2003
Net sales	$817.3	$677.7
Income before interest, other expense and income taxes	28.7	29.0
Margin	3.5%	4.3%

     Interior net sales were $817 million in the first quarter of 2004 as compared to $678 million in the first quarter of 2003, an increase of $140 million or 21%. New business, net of selling price reductions, and net foreign exchange rate fluctuations favorably impacted net sales by $71 million and $38 million, respectively. Net sales also benefited from the impact of vehicle production volume and mix, which increased net sales by $42 million. Income before interest, other expense and income taxes and the related margin on net sales were $29 million and 3.5% in the first three months of 2004 as compared to $29 million and 4.3% in the first three months of 2003. The benefit of our productivity initiatives and other efficiencies contributed $17 million to the increase in income before interest, other expense and income taxes. Income before interest, other expense and income taxes also benefited from new business. These increases were offset primarily by the impact of selling price reductions and vehicle production volume and mix and, to a lesser extent, facility consolidation costs. The decline in the margin on net sales was primarily due to the impact of selling price reductions and vehicle production volume and mix, partially offset by the benefit of our productivity initiatives and other efficiencies.

Electronic and Electrical

     A summary of financial measures for our electronic and electrical segment is shown below (dollar amounts in millions):

	Three months ended
	April 3,	March 29,
	2004	2003
Net sales	$666.9	$523.9
Income before interest, other expense and income taxes	58.7	51.9
Margin	8.8%	9.9%

     Electronic and electrical net sales were $667 million in the first quarter of 2004 as compared to $524 million in the first quarter of 2003, an increase of $143 million or 27%. New business, net of selling price reductions, and net foreign exchange rate fluctuations favorably impacted net sales by $82 million and $47 million, respectively. Net sales also benefited from the impact of vehicle production volume and mix, which increased net sales by $15 million. Income before interest, other expense and income taxes and the related margin on net sales were $59 million and 8.8% in the first three months of 2004 as compared to $52 million and 9.9% in the first three months of 2003. The benefit of our productivity initiatives and other efficiencies contributed $7 million to the increase in income before interest, other expense and income taxes. Income before interest, other expense and income taxes also benefited from the impact of vehicle production volume and mix and new business. These increases were partially offset by the impact of selling price reductions and facility consolidation costs. The decline in the margin on net sales was primarily due to the impact of selling price reductions, partially offset by the impact of vehicle production volume and mix and the benefit of our productivity initiatives and other efficiencies.

Facility Consolidations

     We continually evaluate alternatives to align our business with the changing needs of our customers and to lower the operating cost of our Company. This may include the realignment of our existing manufacturing capacity, facility closures or similar actions. In December 2003, we initiated significant actions affecting two of our U.S. seating facilities. As a result of these actions, we recorded charges of $26 million for employee termination benefits and asset impairments in 2003. These actions are expected to be completed in the second quarter of 2004. Total facility consolidation costs associated with these actions are expected to be approximately $50 million and are expected to be paid in 2004. However, the timing and amount of these costs may change based on labor negotiations and other factors.

Acquisition

     In April 2004, we signed a definitive purchase agreement to acquire the parent of GHW Grote & Hartmann GmbH (“Grote & Hartmann”), a manufacturer of electrical components based in Wuppertal, Germany. The total transaction value is approximately

$220 million, including the assumption of debt and other costs related to the transaction. Grote & Hartmann manufactures terminals and connectors, junction boxes and machinery to produce wire harnesses, primarily for the automotive industry. Grote & Hartmann had 2003 sales of approximately $275 million. The transaction is subject to certain legal and regulatory approvals and other conditions and is expected to close by the end of the second quarter of 2004. See “— Forward-Looking Statements.”

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

Cash Flow

     Cash flows from operating activities generated $57 million of cash during the first three months of 2004 as compared to $97 million of cash during the first three months of 2003. An increase of $24 million in net income in the current quarter was more than offset by the net change in working capital, including the net change in recoverable customer engineering and tooling, which collectively resulted in a $51 million decrease in cash provided by operating activities between periods. Increases in accounts receivable and accounts payable were a use of $400 million and a source of $195 million of cash, respectively, in the first three months of 2004, reflecting increased production levels and the timing of payments received from our customers and made to our suppliers. Other current assets and accrued liabilities were a source of $142 million of cash in the first three months of 2004, primarily as a result of the timing of commercial settlements, interest payments and payroll-related payments, offset by the timing of domestic and foreign tax payments.

     Cash flows used in investing activities were $67 million in the first three months of 2004 and 2003. In the current period, an increase in capital expenditures of $7 million was offset by an increase in proceeds from the sales of fixed assets.

     Cash flows used in financing activities decreased to $12 million in the first three months of 2004 as compared to $25 million in the first three months of 2003. Net repayments of our short-term and long-term debt were $8 million in the first quarter of 2004 and $33 million in the first quarter of 2003. In addition, proceeds from the exercise of stock options increased $11 million between periods. These changes were partially offset by dividend payments of $27 million in the current quarter.

Capitalization

     In addition to cash provided by operating activities, we utilize a combination of committed credit facilities and long-term notes to fund our capital expenditures and working capital requirements. As of April 3, 2004 and December 31, 2003, our outstanding long-term debt balance was $2.1 billion. For the three months ended April 3, 2004 and March 29, 2003, the weighted average interest rate, including rates under our committed credit facilities and the effect of hedging activities, was 5.9% and 6.9%, respectively.

     We utilize uncommitted lines of credit as needed for our short-term working capital requirements. As of April 3, 2004 and December 31, 2003, our outstanding unsecured short-term debt balance was $9 million and $17 million, respectively. For the three months ended April 3, 2004 and March 29, 2003, the weighted average interest rate, including the effect of hedging activities, was 2.7% and 5.9%, respectively.

Primary Credit Facilities

     As of April 3, 2004, our primary credit facilities consisted of a $1.7 billion amended and restated credit facility, which matures on March 26, 2006, and a $250 million revolving credit facility, which matured on May 4, 2004. As of April 3, 2004, we had no borrowings outstanding under our primary credit facilities and $43 million committed under outstanding letters of credit, resulting in more than $1.9 billion of unused availability under our primary credit facilities. We have not sought a commitment from any lender to extend or replace our $250 million revolving credit facility.

     Our primary credit facility contains operating and financial covenants that, among other things, could limit our ability to obtain additional sources of capital. As of April 3, 2004, we were in compliance with all covenants and other requirements set forth in our primary credit facility.

     Our obligations under the primary credit facility are guaranteed by certain of our significant subsidiaries and are secured by the pledge of all or a portion of the capital stock of certain of our significant subsidiaries. The guarantees and stock pledges may be released, at our option, when and if certain conditions are satisfied, including credit ratings on our senior long-term unsecured debt at or above BBB- from Standard & Poor’s Ratings Services and at or above Baa3 from Moody’s Investors Service. This condition was satisfied in May 2004, when Moody’s Investors Service raised its credit rating of our senior unsecured debt to Baa3. We have not sought to release the guarantees and stock pledges at this time.

Senior Notes

     As of April 3, 2004, we had $2.1 billion of debt, including short-term borrowings, consisting primarily of $277 million of zero-coupon senior notes due 2022, Euro 250 million (approximately $304 million based on the exchange rate in effect as of April 3, 2004) of senior notes due 2008, $600 million of senior notes due 2005 and $800 million of senior notes due 2009.

     Our senior notes contain covenants restricting our ability to incur liens and to enter into sale and leaseback transactions and restricting our ability to consolidate with, to merge with or into, or to sell or otherwise dispose of all or substantially all of our assets to, any person. As of April 3, 2004, we were in compliance with all covenants and other requirements set forth in our senior notes.

     The senior notes are guaranteed by the same subsidiaries that guarantee our primary credit facility. In the event that any such subsidiary ceases to be a guarantor under the primary credit facility, such subsidiary will be released as a guarantor of the senior notes.

     Scheduled cash interest payments on our outstanding senior notes are $125 million in the last nine months of 2004, $114 million in 2005, $90 million in 2006 and 2007, $77 million in 2008 and $32 million in 2009.

Off-Balance Sheet Arrangements

Asset-Backed Securitization Facility

     We have in place an ABS facility, which provides for maximum purchases of adjusted accounts receivable of $200 million. As of April 3, 2004 and December 31, 2003, there were no accounts receivable sold under the facility. The level of funding utilized under this facility is based on the credit ratings of our major customers, the level of aggregate accounts receivable in a specific month and our funding requirements.

Guarantees and Commitments

     We guarantee the residual value of certain of our leased assets. As of April 3, 2004, these guarantees totaled $27 million. In addition, we guarantee 39% of certain of the debt of Total Interior Systems – America, L.L.C., a joint venture in which we own a 39% interest. As of April 3, 2004, the debt balance of Total Interior Systems – America, L.L.C. covered by our guarantees was $32 million.

Accounts Receivable Factoring

     Several of our European subsidiaries factor their accounts receivable with financial institutions. Such receivables are factored without recourse to us and are excluded from accounts receivable in our consolidated balance sheets. As of April 3, 2004, there were no factored accounts receivable. As of December 31, 2003, the amount of factored receivables was $71 million. We cannot provide any assurances that these factoring facilities will be available or utilized in the future.

Credit Ratings (1)

     The credit ratings of our senior unsecured debt as of the date of this Report are shown below:

	Standard & Poor’s	Moody’s	Fitch
	Ratings Services	Investors Service	Ratings
Credit rating of senior unsecured debt	BBB-	Baa3	BBB-
Ratings outlook	Stable	Stable	Stable

(1)	The credit ratings above are not recommendations to buy, sell or hold our securities and are subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

     In May 2004, Moody’s Investors Service raised its credit rating of our senior unsecured debt to Baa3 and moved the ratings outlook to stable. The credit ratings by the three ratings agencies are “investment grade.”

Dividends

     On February 3, 2004, we announced that our Board of Directors had declared a cash divided of $0.20 per share of common stock, which was paid on March 8, 2004, to shareholders of record at the close of business February 18, 2004. We expect to pay quarterly cash dividends in the future, although such payment is dependent upon our financial condition, results of operations, capital requirements, alternative uses of capital and other factors. Also, we are subject to the restrictions on the payment of dividends contained in our primary credit facility and in certain other contractual obligations. See “— Forward-Looking Statements.”

Common Stock Repurchase Program

     In May 2002, the Board of Directors approved a common stock repurchase program that permits the discretionary repurchase of up to 3.3 million shares of our outstanding common stock over an initial period of 24 months. In May 2004, the program was extended until May 2006. In 2003, we repurchased 31,800 shares of our outstanding common stock at an average purchase price of $34.07 per share. The extent to which we will repurchase our common stock and the timing of such repurchases will depend upon prevailing market conditions, alternative uses of capital and other factors.

Adequacy of Liquidity Sources

     We believe that cash flows from operations and availability under our primary credit facility will be sufficient to meet our long-term debt maturities, projected capital expenditures and anticipated working capital requirements for the foreseeable future. However, our cash flows from operations, borrowing availability and overall liquidity are subject to risks and uncertainties. Please see “— Executive Overview,” “— Forward-Looking Statements” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

     Our most significant foreign currency transactional exposures relate to the Mexican peso, the Canadian dollar and the Euro. We have performed a quantitative analysis of our overall currency rate exposure as of April 3, 2004. The potential earnings decline related to transactional exposures from a hypothetical 10% strengthening of the U.S. dollar relative to all other currencies for a twelve-month period is approximately $2 million. The potential earnings benefit related to transactional exposures from a similar strengthening of the Euro relative to all other currencies for a twelve-month period is approximately $1 million.

     As of April 3, 2004, foreign exchange contracts representing $1.6 billion of notional amount were outstanding with maturities of less than nine months. The fair value of these foreign exchange contracts as of April 3, 2004, was approximately negative $5 million. A 10% change in the value of the U.S. dollar relative to all other currencies would result in a $16 million change in the aggregated fair value of these contracts. A 10% change in the value of the Euro relative to all other currencies would result in a $9 million change in the aggregated fair value of these contracts.

     There are certain shortcomings inherent to the sensitivity analysis presented. The analysis assumes that all currencies would uniformly strengthen or weaken relative to the U.S. dollar or Euro. In reality, some currencies may strengthen while others may weaken causing the earnings impact to increase or decrease depending on the currency and the direction of the rate movement.

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

     We have performed a quantitative analysis of our overall interest rate exposure as of April 3, 2004. This analysis assumes an instantaneous 100 basis point parallel shift in interest rates at all points of the yield curve. The potential adverse earnings impact from this hypothetical increase for a twelve-month period is approximately $9 million.

     As of April 3, 2004, interest rate swap contracts representing $900 million of notional amount were outstanding with maturity dates of May 2005 through May 2009, all of which relate to long-term fixed rate debt instruments. The fair value of these interest rate swap contracts is subject to changes in value due to changes in interest rates. The fair value of these contracts as of April 3, 2004, was approximately negative $10 million. A 100 basis point parallel shift in interest rates would result in a $6 million change in the aggregated fair value of these contracts.

Commodity Prices

     We have commodity price risk with respect to purchases of copper, leather, steel, resins, diesel fuel and natural gas. This risk, where not offset by pricing adjustments with our customers, is partially managed through a combination of fixed price agreements, staggered contract maturities and commercial negotiations with our suppliers. We may also pursue alternative commodities or alternative suppliers to mitigate this risk over time. We generally have not used financial instruments to mitigate this risk. While recent increases in certain commodity costs, such as resins, leather, steel and diesel fuel, have impacted our operating results, the effect to date has been manageable. However, further increases in these commodity or other costs could materially reduce our profitability. See “— Forward-Looking Statements.”

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

     For further information related to environmental matters, see Part II — Item 1, “Legal Proceedings.” The forward-looking statements above are subject to risks and uncertainties, see “— Forward-Looking Statements.”

Significant Accounting Policies and Critical Accounting Estimates

     Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are subject to an inherent degree of uncertainty. These estimates and assumptions are based on our historical experience, terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. Actual results in these areas could differ from our estimates. For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Accounting Policies and Critical Accounting Estimates,” and Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. There have been no significant changes in our significant accounting policies or critical accounting estimates during the first three months of 2004.

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

     In prior years, we recorded loss contract accruals in purchase accounting in conjunction with the UT Automotive acquisition and the Delphi acquisition. These loss contract accruals were not recorded in the historical operating results of UT Automotive or Delphi. The losses included in the accrual have not been, and will not be, included in our operating results since the respective acquisition dates. Further, our future operating results will benefit from accruing these contract losses in the related purchase price allocations. A summary of the remaining loss contract accrual activity related to the UT Automotive and Delphi acquisitions is shown below (in millions):

	Accrual as of		Accrual as of
	December 31,		April 3,
	2003	Utilized	2004
UT Automotive	$1.9	$(0.5)	$1.4
Delphi	13.0	(0.6)	12.4

     During the first three months of 2003, we utilized $0.6 million and $4.5 million of the loss contract accruals related to the UT Automotive and Delphi acquisitions, respectively.

     Amounts billed to customers related to shipping and handling are included in net sales in our consolidated statements of income. Shipping and handling costs are included in cost of sales in our consolidated statements of income.

Recently Issued Accounting Pronouncements

Pensions and Other Postretirement Benefits

     The Financial Accounting Standards Board (“FASB”) issued a revised Statement of Financial Accounting Standards (“SFAS”) No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This statement retains the original pension and other postretirement benefits disclosures of SFAS No. 132 and requires additional disclosures for both annual and interim periods. Additional annual reporting requirements related to plan assets, accumulated benefit obligations and expected plan contributions are effective for fiscal years ending after December 15, 2003, for domestic plans, and for fiscal years ending after June 15, 2004, for foreign plans. Additional annual reporting requirements related to estimated future benefit payments are effective for fiscal years ending after June 15, 2004, for both domestic and foreign plans. Additional interim reporting requirements related to the components of net periodic benefit cost, contributions paid and significant changes in assumptions are effective for interim periods beginning after December 15, 2003, for both domestic and foreign plans. All interim disclosures required by this statement have been reflected in Note 9, “Pension and Other Postretirement Benefit Plans,” to the consolidated financial statements included in this Report.

Variable Interest Entities

     The FASB issued Interpretation (“FIN”) No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” the provisions of which apply immediately to any variable interest entity created after January 31, 2003, apply no later than the first period ending after December 15, 2003, to special purpose corporations, and apply in the first interim period ending after March 15, 2004, to any variable interest entity created prior to February 1, 2003. This interpretation requires the consolidation of a variable interest entity by its primary beneficiary and may require the consolidation of a portion of a variable interest entity’s assets or liabilities under certain circumstances. We adopted the requirements of FIN No. 46 as of April 3, 2004. Such requirements related primarily to our investments in affiliates. The effects of adoption were not significant.

Outlook

     For the second quarter of 2004, we expect net sales to be up about 5% from a year ago, to approximately $4.3 billion. This reflects the assumed impact of foreign currency fluctuations and the addition of new business globally. Net income per share is expected to be in the range of $1.55 to $1.65. Our second quarter 2004 net income per share guidance assumes 70.9 million shares outstanding and does not reflect the potential dilutive impact of our convertible senior notes.

     For the full year, we expect net sales to be approximately $16.6 billion, compared with $15.7 billion in 2003. This increase primarily reflects the addition of new business globally and the estimated impact of the Grote & Hartmann acquisition, assuming a June 30, 2004, closing. The impact of unfavorable mix is expected to be largely offset by favorable foreign currency fluctuations. Our industry production planning assumptions are 16.0 million units for North America and 18.2 million units for Europe (16.0 million units for Western Europe). Given this industry outlook and a forecasted tax rate of approximately 28%, net income per share is expected to be in the range of $5.85 to $6.25. Our full year 2004 net income per share guidance assumes 71.0 million shares outstanding and does not reflect the potential dilutive impact of our convertible senior notes. Full year capital spending is forecasted to be approximately $350 million.

     The foregoing constitute forward-looking statements that are subject to risks and uncertainties. For a description of certain factors that may cause our actual results to differ from those expressed in our forward-looking statements, see “— Forward-Looking Statements” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2003,

FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. The words “will,” “may,” “designed to,” “outlook,” “believes,” “should,” “anticipates,” “plans,” “expects,” “intends,” “estimates” and similar expressions identify these forward-looking statements. All statements contained or incorporated in this Report which address operating performance, events or developments that we expect or anticipate may occur in the future, including statements related to business opportunities, awarded sales contracts and net income per share growth or statements expressing views about future operating results, are forward-looking statements. Important factors, risks and uncertainties that may cause actual results to differ from those expressed in our forward-looking statements include, but are not limited to:

•	general economic conditions in the markets in which we operate, including changes in interest rates and fuel prices;

•	fluctuations in the production of vehicles for which we are a supplier;

•	labor disputes involving us or our significant customers or that otherwise affect us;

•	our ability to achieve cost reductions that offset or exceed customer-mandated selling price reductions;

•	the impact and timing of program launch costs;

•	costs and timing of facility closures or similar actions;

•	increases in our warranty or product liability costs;

•	risks associated with conducting business in foreign countries;

•	fluctuations in foreign exchange rates;

•	adverse changes in economic conditions or political instability in the jurisdictions in which we operate;

•	competitive conditions impacting our key customers;

•	raw material cost and availability;

•	the outcome of legal or regulatory proceedings;

•	unanticipated changes in cash flow; and

•	other risks, described from time to time in our other Securities and Exchange Commission filings.

     Statements regarding the pending Grote & Hartmann acquisition are also included. Actual events or results may differ materially from anticipated events or results as a result of certain risks and uncertainties, including, but not limited to, whether or not the conditions to the completion of the transaction are satisfied, the possibility that the transaction will not close, the timing of the closing of the transaction and our ability to successfully integrate Grote & Hartmann’s operations.

     We do not assume any obligation to update any of these forward-looking statements.

LEAR CORPORATION

ITEM 4 – CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

The Company has evaluated, under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer along with the Company’s Senior Vice President and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Report. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. However, based on that evaluation, the Company’s Chairman and Chief Executive Officer along with the Company’s Senior Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Report.

(b)	Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended April 3, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

LEAR CORPORATION

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

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

Product Liability Matters

     In the event that use of our products results in, or is alleged to result in, bodily injury and/or property damage or other losses, we may be subject to product liability lawsuits and other claims. In addition, we are a party to warranty-sharing and other agreements with our customers relating to our products. These customers may pursue claims against us for contribution of all or a portion of the amounts sought in connection with product liability lawsuits and warranty claims. We can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to defend such claims. In addition, if any of our products are, or are alleged to be, defective, we may be required or requested by our customers to participate in a recall or other corrective action involving such products. We carry insurance for certain legal matters, including product liability claims, but such coverage may be limited. The Company does not maintain insurance for recall matters, as such insurance is not generally available.

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

     One of our subsidiaries and certain predecessor companies were named as defendants in an action filed by three plaintiffs in August 2001 in the Circuit Court of Lowndes County, Mississippi asserting claims stemming from alleged environmental contamination caused by an automobile parts manufacturing plant located in Columbus, Mississippi. The plant was acquired by us as part of the UT Automotive acquisition in May 1999 and sold almost immediately thereafter, in June 1999, to Johnson Electric Holdings Limited (“Johnson Electric”). In December 2002, approximately 61 additional cases were filed by approximately 1,000 plaintiffs in the same court against us and other defendants relating to similar claims. In September 2003, we were dismissed as a party to these cases. Since that time, we have been named again as a defendant in these same cases. During the first quarter of 2004, the Company and two of our subsidiaries were named in five new actions filed by approximately 100 individual plaintiffs related to alleged environmental contamination from the same facility. The plaintiffs in these actions are persons who allegedly were either residents and/or owned property near the facility or worked at the facility. Each of these complaints seeks compensatory and/or punitive damages. To date, there has been limited discovery in these cases and the probability of liability and the amount of damages in the event of liability are unknown. UTC, the former owner of UT Automotive, and Johnson Electric have each sought indemnification from us under the respective acquisition agreements, and we have claimed indemnification from them under the same agreements. To date, no company admits to, or has been found to have, an obligation to fully defend and indemnify any other. We intend to vigorously defend against these claims and believe that we will eventually be indemnified by either UTC or Johnson Electric for resulting losses, if any.

Other Matters

     We are involved in certain other legal actions and claims arising in the ordinary course of business, including, without limitation, intellectual property matters, personal injury claims and employment matters. Although the outcome of any legal matter cannot be predicted with certainty, we do not believe that any of these other legal proceedings or matters in which we are currently involved, either individually or in the aggregate, will have a material adverse effect on our business, consolidated financial position or results of operations. See “— Forward-Looking Statements.”

     In January 2004, the U.S. Securities and Exchange Commission (“SEC”) commenced an informal inquiry into our September 2002 amendment of our 2001 Form 10-K. The amendment was filed to report our employment of relatives of certain of our directors and officers and certain related-party transactions. In connection with the informal inquiry, we have received requests from the SEC to voluntarily produce documents and other relevant information concerning these matters and have done so. The SEC has advised us that the inquiry should not be construed as an indication by the Commission or its staff that any violations of law have occurred or as an adverse reflection upon any person or security. We are cooperating with the inquiry.

ITEM 2 – CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     As discussed in Part I – Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capitalization – Common Stock Repurchase Program,” the Board of Directors approved a common stock repurchase program, which was recently extended until May 2006. No shares of our common stock were repurchased under this program during the quarter ended April 3, 2004.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

10.1	Purchase and Transfer Agreement dated April 5, 2004, among Lear Corporation Holding GmbH, Lear Corporation GmbH & Co. KG and the Sellers named therein.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	The following reports on Form 8-K were filed during the fiscal quarter ended April 3, 2004.

     On January 8, 2004, the Company filed a Current Report on Form 8-K dated January 8, 2004, under Item 9, Regulation FD Disclosure, reporting an increase in its five-year sales backlog, providing 2004 financial guidance and filing the visual slides from the presentation made by certain officers of Lear Corporation at the Automotive Analysts of New York 2004 Detroit Automotive Conference on January 8, 2004. *

     On January 26, 2004, the Company filed a Current Report on Form 8-K dated January 26, 2004, under Item 5, Other Events and Regulation FD Disclosure, and Item 12, Results of Operations and Financial Condition, reporting its financial results for the fourth quarter and full year of 2003 and updating its earnings guidance for 2004. In addition, under Item 9, Regulation FD Disclosure, and Item 12, Results of Operations and Financial Condition, the Company filed the visual slides from the webcast of its fourth quarter and full year 2003 earnings call conducted on January 26, 2004.*

     On February 3, 2004, the Company filed a Current Report on Form 8-K dated February 3, 2004, under Item 5, Other Events and Regulation FD Disclosure, announcing the appointment of Anne K. Bingaman to the Company’s Board of Directors and the declaration by the Board of Directors of a quarterly cash dividend.

     On February 5, 2004, the Company filed a Current Report on Form 8-K dated February 2, 2004, under Item 4, Change in Registrant’s Certifying Accountant, reporting that it, as the Plan Administrator of the Lear Corporation Salaried Retirement Savings Plan, the Lear Corporation Hourly Retirement Savings Plan and the Lear Corporation Hourly 401(k) Savings Plan (each a “Plan”), had dismissed PricewaterhouseCoopers LLP as the independent public accountants for each Plan and engaged Ernst & Young LLP to serve as the independent public accountants for each Plan for the fiscal year ended December 31, 2003.

* Pursuant to General Instruction B of Form 8-K, the portion of the report submitted to the Securities and Exchange Commission under Item 9, Regulation FD Disclosure, is not deemed to be “filed” for purpose of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we are not subject to the liabilities of that section. We are not incorporating, and will not incorporate by reference, such portion of the report into filings under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION

Dated: May 13, 2004	By:	/s/ Robert E. Rossiter
Robert E. Rossiter
President and Chief Executive Officer

By:	/s/ David C. Wajsgras
David C. Wajsgras
Senior Vice President and Chief Financial Officer

By:	/s/ William C. Dircks
William C. Dircks
Vice President and Corporate Controller

LEAR CORPORATION

INDEX TO EXHIBITS

Exhibit
Number
10.1	Purchase and Transfer Agreement dated April 5, 2004, among Lear Corporation Holding GmbH, Lear Corporation GmbH & Co. KG and the Sellers named therein.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.