Form 10-Q
period 2004-07-03
LEAR CORP /DE/
filed 2004-07-29
CIK 842162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2004.

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

As of July 23, 2004, the number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share, was 68,615,203.

LEAR CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JULY 3, 2004

INDEX

Page No.
Part I – Financial Information
Item 1 – Consolidated Financial Statements
Introduction to the Consolidated Financial Statements	3
Consolidated Balance Sheets - July 3, 2004 (Unaudited) and December 31, 2003	4
Consolidated Statements of Income (Unaudited) - Three and Six Months Ended July 3, 2004 and June 28, 2003	5
Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended July 3, 2004 and June 28, 2003	6
Notes to the Consolidated Financial Statements	7
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3 – Quantitative and Qualitative Disclosures about Market Risk (included in Item 2)
Item 4 – Controls and Procedures	38
Part II – Other Information
Item 1 – Legal Proceedings	39
Item 2 – Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	40
Item 4 – Submission of Matters to a Vote of Security Holders	40
Item 6 – Exhibits and Reports on Form 8-K	41
Signatures	42
Performance Share Award Agreement between Company and Robert E. Rossiter
Performance Share Award Agreement between Company and James H. Vandenberghe
Performance Share Award Agreement between Company and Douglas G. DelGrosso
Performance Share Award Agreement between Company and Donald J. Stebbins
Performance Share Award Agreement between Company and David C. Wajsgras
Performance Share Award Agreement between Company and Roger A. Jackson
Performance Share Award Agreement between Company and Daniel A. Ninivaggi
Certification of Principal Executive Officer
Certification of Prinicpal Financial Officer
Certification of Chief Executive Officer
Certification of Chief Financial Officer

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

LEAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	July 3,	December 31,
	2004	2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$148.8	$169.3
Accounts receivable	2,497.8	2,200.3
Inventories	563.1	550.2
Recoverable customer engineering and tooling	185.5	169.0
Other	369.1	286.6

Total current assets	3,764.3	3,375.4

LONG-TERM ASSETS:
Property, plant and equipment, net	1,808.5	1,817.8
Goodwill, net	2,928.9	2,940.1
Other	429.3	437.7

Total long-term assets	5,166.7	5,195.6

	$8,931.0	$8,571.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$6.8	$17.1
Accounts payable and drafts	2,570.6	2,444.1
Accrued liabilities	1,168.4	1,116.9
Current portion of long-term debt	609.6	4.0

Total current liabilities	4,355.4	3,582.1

LONG-TERM LIABILITIES:
Long-term debt	1,433.0	2,057.2
Other	708.9	674.2

Total long-term liabilities	2,141.9	2,731.4

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 150,000,000 shares authorized; 72,933,178 shares issued as of July 3, 2004 and 72,453,683 shares issued as of December 31, 2003	0.7	0.7
Additional paid-in capital	1,050.6	1,027.7
Common stock held in treasury, 4,325,975 shares as of July 3, 2004 and 4,291,302 shares as of December 31, 2003, at cost	(129.9)	(110.8)
Retained earnings	1,622.8	1,441.8
Accumulated other comprehensive loss	(110.5)	(101.9)

Total stockholders’ equity	2,433.7	2,257.5

	$8,931.0	$8,571.0

The accompanying notes are an integral part of these consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in millions, except per share data)

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003
Net sales	$4,284.0	$4,101.2	$8,776.1	$7,999.9

Cost of sales	3,912.4	3,748.0	8,057.6	7,338.1
Selling, general and administrative expenses	158.7	141.5	326.4	288.2
Interest expense	39.2	48.3	78.3	100.7
Other expense, net	14.8	14.7	28.9	27.2

Income before provision for income taxes	158.9	148.7	284.9	245.7
Provision for income taxes	42.8	44.6	77.4	73.7

Net income	$116.1	$104.1	$207.5	$172.0

Basic net income per share	$1.69	$1.58	$3.03	$2.61

Diluted net income per share	$1.65	$1.54	$2.95	$2.55

The accompanying notes are an integral part of these consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six Months Ended
	July 3,	June 28,
	2004	2003
Cash Flows from Operating Activities:
Net income	$207.5	$172.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	170.1	152.1
Net change in recoverable customer engineering and tooling	(5.4)	(28.6)
Net change in working capital items	(23.3)	57.3
Other, net	33.6	44.1

Net cash provided by operating activities before net change in sold accounts receivable	382.5	396.9
Net change in sold accounts receivable	(70.4)	(139.6)

Net cash provided by operating activities	312.1	257.3

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(192.6)	(137.3)
Deposit on acquisition	(73.9)	—
Other, net	1.6	10.5

Net cash used in investing activities	(264.9)	(126.8)

Cash Flows from Financing Activities:
Long-term debt repayments, net	(12.2)	(113.0)
Short-term debt repayments, net	(10.0)	(5.2)
Dividends paid	(41.1)	—
Proceeds from exercise of stock options	16.6	11.1
Repurchase of common stock	(23.5)	(1.1)
Decrease in drafts	(0.3)	(13.1)

Net cash used in financing activities	(70.5)	(121.3)

Effect of foreign currency translation	2.8	2.2

Net Change in Cash and Cash Equivalents	(20.5)	11.4
Cash and Cash Equivalents as of Beginning of Period	169.3	91.7

Cash and Cash Equivalents as of End of Period	$148.8	$103.1

Changes in Working Capital:
Accounts receivable	$(279.4)	$(552.3)
Inventories	(14.1)	23.7
Accounts payable	177.1	401.3
Accrued liabilities and other	93.1	184.6

Net change in working capital items	$(23.3)	$57.3

Supplementary Disclosure:
Cash paid for interest	$76.0	$95.0

Cash paid for income taxes	$88.2	$84.9

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

     Certain amounts in the prior period’s financial statements have been reclassified to conform to the presentation used in the quarter ended July 3, 2004.

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

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003
Net income, as reported	$116.1	$104.1	$207.5	$172.0
Add: Stock-based employee compensation expense included in reported net income, net of tax	2.3	1.1	4.9	1.6
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(5.2)	(5.4)	(11.4)	(11.0)

Net income, pro forma	$113.2	$99.8	$201.0	$162.6

Net income per share:
Basic – as reported	$1.69	$1.58	$3.03	$2.61
Basic – pro forma	$1.65	$1.51	$2.93	$2.47
Diluted – as reported	$1.65	$1.54	$2.95	$2.55
Diluted – pro forma	$1.61	$1.48	$2.85	$2.41

(3) Facility Actions

     The Company continually evaluates alternatives to align its business with the changing needs of its customers and to lower the operating costs of the Company. This may include the realignment of its existing manufacturing capacity, facility closures or similar actions. In December 2003, the Company initiated significant actions affecting two of its U.S. seating facilities. As a result of these actions, the Company recorded charges of $25.5 million for employee termination benefits and asset impairments in 2003. These actions were completed in the second quarter of 2004. Of the total costs associated with these facility actions, approximately $33 million related to employee termination benefits and asset impairment charges.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(4) Acquisition

     On July 5, 2004, the Company completed its acquisition of the parent of GHW Grote & Hartmann GmbH (“Grote & Hartmann”) for consideration of $160.2 million, including assumed debt of $86.3 million. This amount excludes the cost of integration, as well as other costs related to the transaction. Grote & Hartmann is based in Wuppertal, Germany and manufactures terminals and connectors, junction boxes and machinery to produce wire harnesses, primarily for the automotive industry. Grote & Hartmann had 2003 sales of approximately $275 million.

     The Grote & Hartmann acquisition will be accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed will be included in the consolidated balance sheet for the quarter ending October 2, 2004. The operating results of Grote & Hartmann will be included in the consolidated financial statements from the date of acquisition.

(5) Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. A summary of inventories is shown below (in millions):

	July 3,	December 31,
	2004	2003
Raw materials	$414.6	$399.1
Work-in-process	42.5	37.6
Finished goods	106.0	113.5

Inventories	$563.1	$550.2

(6) Property, Plant and Equipment

     Property, plant and equipment is stated at cost. Depreciable property is depreciated over the estimated useful lives of the assets, principally using the straight-line method. A summary of property, plant and equipment is shown below (in millions):

	July 3,	December 31,
	2004	2003
Land	$124.3	$124.6
Buildings and improvements	674.3	673.7
Machinery and equipment	2,574.5	2,501.5
Construction in progress	40.7	61.3

Total property, plant and equipment	3,413.8	3,361.1
Less – accumulated depreciation	(1,605.3)	(1,543.3)

Net property, plant and equipment	$1,808.5	$1,817.8

(7) Goodwill

     A summary of the changes in the carrying amount of goodwill, by reportable operating segment, for the six months ended July 3, 2004, is shown below (in millions):

			Electronic and
	Seating	Interior	Electrical	Total
Balance as of December 31, 2003	$1,023.4	$1,022.9	$893.8	$2,940.1
Foreign currency translation and other	1.5	(7.4)	(5.3)	(11.2)

Balance as of July 3, 2004	$1,024.9	$1,015.5	$888.5	$2,928.9

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(8) Long-Term Debt

     A summary of long-term debt and the related weighted average interest rates, including the effect of hedging activities described in Note 16, “Financial Instruments,” is shown below (in millions):

	July 3, 2004		December 31, 2003
		Weighted		Weighted
		Average		Average
	Long-Term	Interest	Long-Term	Interest
Debt Instrument	Debt	Rate	Debt	Rate
Zero-coupon Convertible Senior Notes, due 2022	$279.8	4.75%	$273.2	4.75%
8.125% Euro-denominated Senior Notes, due 2008	302.0	8.125%	313.8	8.125%
8.11% Senior Notes, due May 2009	800.0	7.48%	800.0	7.18%
7.96% Senior Notes, due May 2005	600.0	6.64%	600.0	6.36%
Other	60.8	4.39%	74.2	4.34%

	2,042.6		2,061.2
Current portion	(609.6)		(4.0)

Long-term debt	$1,433.0		$2,057.2

     As of July 3, 2004, the Company’s primary credit facility consisted of a $1.7 billion amended and restated credit facility, which matures on March 26, 2006. The Company’s $250 million revolving credit facility matured on May 4, 2004. As of July 3, 2004 and December 31, 2003, there were no amounts outstanding under the Company’s primary credit facility.

     The Company’s primary credit facility contains numerous covenants relating to the maintenance of certain financial ratios and to the management and operation of the Company. The covenants include, among other restrictions, limitations on indebtedness, guarantees, mergers, acquisitions, fundamental corporate changes, asset sales, investments, loans and advances, liens, dividends and other stock payments, transactions with affiliates and optional payments and modification of debt instruments. The Company’s senior notes also contain covenants restricting the ability of the Company and its subsidiaries to incur liens and to enter into sale and leaseback transactions and restricting the ability of the Company to consolidate with, to merge with or into, or to sell or otherwise dispose of all or substantially all of its assets to any person. As of July 3, 2004, the Company was in compliance with all covenants and other requirements set forth in its primary credit facility and senior notes.

     The Company’s obligations under its primary credit facility and senior notes are guaranteed, on a joint and several basis, by certain of its significant subsidiaries, all of which are directly or indirectly 100%-owned by Lear. See Note 18, “Supplemental Guarantor Condensed Consolidating Financial Statements.”

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(9) Pension and Other Postretirement Benefit Plans

Net Periodic Benefit Cost

     The components of the Company’s net periodic benefit cost are shown below (in millions):

	Pension		Other Postretirement
	Three Months Ended		Three Months Ended
	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003
Service cost	$10.5	$8.4	$3.6	$3.7
Interest cost	9.3	7.1	3.1	3.1
Expected return on plan assets	(7.0)	(4.4)	—	—
Amortization of actuarial loss	0.8	0.7	1.0	0.7
Amortization of transition (asset) obligation	(0.1)	0.1	0.3	0.5
Amortization of prior service cost	1.4	1.0	(0.7)	(0.1)
Special termination benefits	—	—	0.1	—
Curtailment gain	—	—	(7.7)	—

Net periodic benefit cost	$14.9	$12.9	$(0.3)	$7.9

	Pension		Other Postretirement
	Six Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003
Service cost	$21.3	$16.8	$7.2	$7.4
Interest cost	18.9	14.2	6.2	6.2
Expected return on plan assets	(14.2)	(8.8)	—	—
Amortization of actuarial loss	1.6	1.4	2.0	1.4
Amortization of transition (asset) obligation	(0.2)	0.2	0.6	1.0
Amortization of prior service cost	2.7	2.0	(1.4)	(0.2)
Special termination benefits	0.1	—	0.2	—
Curtailment gain	—	—	(7.7)	—

Net periodic benefit cost	$30.2	$25.8	$7.1	$15.8

Contributions

     Employer contributions to the Company’s domestic and foreign pension plans for the three and six months ended July 3, 2004, were approximately $10.9 million and $15.1 million, respectively. The Company expects to contribute an additional $20 million to $25 million, in aggregate, to its domestic and foreign pension portfolios in the second half of 2004.

New Legislation

     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted. The Act introduced a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of certain other postretirement benefit plans that provide prescription drug benefits at least actuarially equivalent to Medicare Part D.

     In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which provides the applicable accounting guidance related to the federal subsidy. In accordance with the transition provisions of FSP 106-2, the Company will reflect the effects of the Act in its measurement of the postretirement benefit obligation and net periodic postretirement benefit cost in the quarter ending October 2, 2004. The effects of the Act are not reflected in the consolidated financial statements included in this Report or in the notes thereto. The Company does not expect the effects of adoption to be significant.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(10) Other Expense, Net

     Other expense includes state and local non-income taxes, foreign exchange gains and losses, minority interests in consolidated subsidiaries, equity in net income of affiliates, gains and losses on the sales of fixed assets and other miscellaneous income and expense. A summary of other expense is shown below (in millions):

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003
Other expense	$18.1	$27.0	$35.2	$32.8
Other income	(3.3)	(12.3)	(6.3)	(5.6)

Other expense, net	$14.8	$14.7	$28.9	$27.2

(11) Net Income Per Share

     Basic net income per share is computed using the weighted average common shares outstanding during the period. Diluted net income per share is computed using the average share price during the period when calculating the dilutive effect of common stock equivalents. A summary of shares outstanding is shown below:

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003
Weighted average common shares outstanding	68,749,259	66,039,149	68,594,681	65,912,058
Dilutive effect of common stock equivalents	1,535,066	1,621,109	1,834,945	1,617,188

Diluted shares outstanding	70,284,325	67,660,258	70,429,626	67,529,246

     Certain options were not included in the computation of diluted shares outstanding, as inclusion would have resulted in antidilution. A summary of these options and their exercise prices is shown below:

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003
Antidilutive options	—	2,367,450	—	2,387,450
Exercise price	—	$41.83 - $54.22	—	$39.83 - $54.22

     The 4,813,056 shares issuable upon conversion of the Company’s outstanding zero-coupon convertible senior notes are not included in the computation of diluted shares outstanding, as none of the contingent conversion events set forth in the notes has occurred and the Company intends to satisfy any repurchase obligation with respect to the convertible, such as the Company’s zero-coupon convertible senior notes, senior notes for cash. For further information related to the zero-coupon convertible senior notes, see Note 8, “Long-Term Debt,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

     In December 2003, the FASB issued an exposure draft on Proposed SFAS, “Earnings per Share – an amendment of FASB Statement No. 128.” The proposed statement would eliminate the current provisions within SFAS No. 128, “Earnings per Share,” which allow an entity to overcome the presumption that contracts that can be settled in cash or stock would be settled in stock. If the proposed statement is issued as a final statement, the provisions are expected to be effective for reporting periods beginning after December 15, 2004. All prior period net income per share amounts presented would be restated to conform to the provisions of the final statement.

     In July 2004, the Emerging Issues Task Force (“EITF”) reached a tentative consensus on EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” that the impact of contingently convertible debt, such as the Company’s zero-coupon convertible senior notes, should be included in diluted net income per share computations regardless of whether the market price trigger has been met. If the EITF’s tentative consensus is ratified by the FASB, the provisions are expected to be effective for reporting periods ending after December 15, 2004. All prior period net income per share amounts presented would be restated to conform to the provisions of the final EITF.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     The Company is currently assessing the potential impact of these proposed accounting standards.

(12) Comprehensive Income

     Comprehensive income is defined as all changes in a company’s net assets except changes resulting from transactions with stockholders. It differs from net income in that certain items currently recorded in equity would be a part of comprehensive income. A summary of comprehensive income is shown below (in millions):

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003
Net income	$116.1	$104.1	$207.5	$172.0
Other comprehensive income (loss):
Derivative instruments and hedging activities	9.1	10.2	9.7	8.4
Foreign currency translation adjustment	0.1	58.3	(18.3)	55.3

Other comprehensive income (loss)	9.2	68.5	(8.6)	63.7

Comprehensive income	$125.3	$172.6	$198.9	$235.7

(13) Pre-Production Costs Related to Long-Term Supply Agreements

     The Company incurs pre-production engineering, research and development (“ER&D”) and tooling costs related to the products produced for its customers under long-term supply agreements. The Company expenses all pre-production ER&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, the Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which the customer has not provided a non-cancelable right to use the tooling. During the first six months of 2004 and 2003, the Company capitalized $105.5 million and $74.8 million, respectively, of pre-production ER&D costs for which reimbursement is contractually guaranteed by the customer. In addition, during the first six months of 2004 and 2003, the Company capitalized $210.8 million and $172.5 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling. These amounts are included in recoverable customer engineering and tooling and other long-term assets in the consolidated balance sheets. During the six months ended July 3, 2004 and June 28, 2003, the Company collected $302.0 million and $184.6 million, respectively, of cash related to ER&D and tooling costs.

     During the first six months of 2004 and 2003, the Company capitalized $21.5 million and $15.1 million, respectively, of Company-owned tooling. These amounts are included in property, plant and equipment, net, in the consolidated balance sheets.

     The classification of capitalized pre-production ER&D and tooling costs related to long-term supply agreements is shown below (in millions):

	July 3,	December 31,
	2004	2003
Current	$185.5	$169.0
Long-term	215.0	233.5

Recoverable customer engineering and tooling	$400.5	$402.5

     Gains and losses related to ER&D and tooling projects are reviewed on an aggregated program basis. Net gains on projects are deferred and recognized over the life of the long-term supply agreement. Net losses on projects are recognized as costs are incurred.

(14) Legal and Other Contingencies

Commercial Disputes

     The Company is involved from time to time in legal proceedings or claims relating to commercial or contractual disputes, including disputes with its suppliers. The Company will continue to vigorously defend itself against these claims. Based on present

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

information, including the Company’s assessment of the merits of the particular claims, the Company does not expect that these legal proceedings or claims, either individually or in the aggregate, will have a material adverse effect on its business, consolidated financial position or results of operations, although the outcomes of these matters are inherently uncertain. As of July 3, 2004 and December 31, 2003, the Company had recorded reserves for pending disputes, including commercial disputes and other matters, of $35.5 million and $40.9 million, respectively. Such reserves reflect amounts recognized in accordance with accounting principles generally accepted in the United States and typically exclude the cost of legal representation.

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

Product Liability Matters

     In the event that use of the Company’s products results in, or is alleged to result in, bodily injury and/or property damage or other losses, the Company may be subject to product liability lawsuits and other claims. In addition, the Company is a party to warranty-sharing and other agreements with its customers relating to its products. These customers may pursue claims against the Company for contribution of all or a portion of the amounts sought in connection with product liability and warranty claims. The Company can provide no assurances that it will not experience material claims in the future or that it will not incur significant costs to defend such claims. In addition, if any of the Company’s products are, or are alleged to be, defective, the Company may be required or requested by its customers to participate in a recall or other corrective action involving such products. The Company carries insurance for certain legal matters, including product liability claims, but such coverage may be limited. The Company does not maintain insurance for recall matters, as such insurance is not generally available.

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

     A summary of the changes in product warranty liabilities for the six months ended July 3, 2004, is shown below (in millions):

Balance as of December 31, 2003	$39.7
Expense, net	9.9
Settlements and other	(1.7)

Balance as of July 3, 2004	$47.9

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

     As of July 3, 2004 and December 31, 2003, the Company had recorded reserves for environmental matters of $4.7 million and $4.8 million, respectively. While the Company does not believe that the environmental liabilities associated with its current and former

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

properties will have a material adverse effect on its business, consolidated financial position or results of future operations, no assurances can be given in this regard.

     One of the Company’s subsidiaries and certain predecessor companies were named as defendants in an action filed by three plaintiffs in August 2001 in the Circuit Court of Lowndes County, Mississippi asserting claims stemming from alleged environmental contamination caused by an automobile parts manufacturing plant located in Columbus, Mississippi. The plant was acquired by the Company as part of the UT Automotive acquisition in May 1999 and sold almost immediately thereafter, in June 1999, to Johnson Electric Holdings Limited (“Johnson Electric”). In December 2002, approximately 61 additional cases were filed by approximately 1,000 plaintiffs in the same court against the Company and other defendants relating to similar claims. In September 2003, the Company was dismissed as a party to these cases. In the first half of 2004, the Company was named again as a defendant in these same 61 cases and was also named in five new actions filed by approximately 100 individual plaintiffs related to alleged environmental contamination from the same facility. The plaintiffs in these actions are persons who allegedly were either residents and/or owned property near the facility or worked at the facility. Each of these complaints seeks compensatory and, in certain cases, punitive damages. To date, there has been limited discovery in these cases and the probability of liability and the amount of damages in the event of liability are unknown. UTC, the former owner of UT Automotive, and Johnson Electric have each sought indemnification from the Company under the respective acquisition agreements, and the Company has claimed indemnification from them under the same agreements. To date, no company admits to, or has been found to have, an obligation to fully defend and indemnify any other. The Company intends to vigorously defend against these claims and believes that it will eventually be indemnified by either UTC or Johnson Electric for resulting losses, if any.

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

     In January 2004, the U.S. Securities and Exchange Commission (“SEC”) commenced an informal inquiry into the Company’s September 2002 amendment of its 2001 Form 10-K. The amendment was filed to report the Company’s employment of relatives of certain of its directors and officers and certain related-party transactions. The SEC has advised the Company that the inquiry should not be construed as an indication by the Commission or its staff that any violations of law have occurred or as an adverse reflection upon any person or security. The Company is cooperating with the SEC’s inquiry.

(15) Segment Reporting

     The Company has three reportable operating segments: seating, interior and electronic and electrical. The seating segment includes seat systems and components thereof. The interior segment includes flooring and acoustic systems, door panels, instrument panels and cockpit systems, overhead systems and other interior products. The electronic and electrical segment includes electronic products and electrical distribution systems, primarily wire harnesses and junction boxes; interior control and entertainment systems; and wireless systems. The Other category includes the corporate headquarters, geographic headquarters, the technology centers and the elimination of intercompany activities, none of which meets the requirements of being classified as an operating segment.

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

	Three Months Ended July 3, 2004
			Electronic and
	Seating	Interior	Electrical	Other	Consolidated
Revenues from external customers	$2,888.0	$739.1	$656.9	$—	$4,284.0
Income before interest, other expense and income taxes	188.5	20.0	58.7	(54.3)	212.9
Depreciation	34.9	26.9	19.5	5.7	87.0
Capital expenditures	63.7	25.2	23.7	2.7	115.3
Total assets	4,251.7	2,398.2	2,236.8	44.3	8,931.0

	Three Months Ended June 28, 2003
			Electronic and
	Seating	Interior	Electrical	Other	Consolidated
Revenues from external customers	$2,824.4	$714.9	$561.9	$—	$4,101.2
Income before interest, other expense and income taxes	178.7	22.9	50.8	(40.7)	211.7
Depreciation	33.8	26.5	17.2	0.2	77.7
Capital expenditures	16.6	28.1	18.5	3.8	67.0
Total assets	3,650.5	2,485.9	2,024.7	203.9	8,365.0

	Six Months Ended July 3, 2004
			Electronic and
	Seating	Interior	Electrical	Other	Consolidated
Revenues from external customers	$5,895.8	$1,556.4	$1,323.9	$—	$8,776.1
Income before interest, other expense and income taxes	336.7	48.7	117.4	(110.7)	392.1
Depreciation	67.4	54.0	37.3	11.4	170.1
Capital expenditures	97.9	46.5	45.5	2.7	192.6
Total assets	4,251.7	2,398.2	2,236.8	44.3	8,931.0

	Six Months Ended June 28, 2003
			Electronic and
	Seating	Interior	Electrical	Other	Consolidated
Revenues from external customers	$5,521.4	$1,392.6	$1,085.9	$—	$7,999.9
Income before interest, other expense and income taxes	315.7	52.0	102.7	(96.8)	373.6
Depreciation	65.4	52.2	34.0	0.5	152.1
Capital expenditures	30.6	57.7	44.1	4.9	137.3
Total assets	3,650.5	2,485.9	2,024.7	203.9	8,365.0

     In 2004, the Company changed its allocation of goodwill. Goodwill, previously reflected in “Other,” has been allocated to the reportable operating segments. Total assets by reportable operating segment as of June 28, 2003, reflect this change.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     A reconciliation of consolidated income before interest, other expense and income taxes to consolidated income before provision for income taxes is shown below (in millions):

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003
Income before interest, other expense and income taxes	$212.9	$211.7	$392.1	$373.6
Interest expense	39.2	48.3	78.3	100.7
Other expense, net	14.8	14.7	28.9	27.2

Income before provision for income taxes	$158.9	$148.7	$284.9	$245.7

(16) Financial Instruments

     From time to time, certain of the Company’s European subsidiaries factor their accounts receivable with financial institutions. Such receivables are factored without recourse to the Company and are not included in accounts receivable in the consolidated balance sheets. As of July 3, 2004, there were no factored accounts receivable. As of December 31, 2003, the amount of factored receivables was $70.6 million.

Asset-backed Securitization Agreement

     Under an asset-backed securitization facility, the Company and several of its U.S. subsidiaries sell certain accounts receivable to a wholly-owned, consolidated, bankruptcy-remote special purpose corporation (Lear ASC Corporation). In turn, Lear ASC Corporation transfers undivided interests in up to $200 million of the receivables to bank-sponsored commercial-paper conduits. As of July 3, 2004 and December 31, 2003, accounts receivable totaling $579.0 million and $671.1 million, respectively, had been transferred to Lear ASC Corporation, but no undivided interests in the receivables were transferred to the conduits. As such, these amounts are included in accounts receivable in the consolidated balance sheets. A discount on the sale of receivables of $0.5 million and $0.8 million was recognized in the three months ended July 3, 2004 and June 28, 2003, respectively, and $0.9 million and $1.5 million was recognized in the six months ended July 3, 2004 and June 28, 2003, respectively. This discount is reflected in other expense, net in the accompanying consolidated statements of income.

     The Company retains a subordinated ownership interest in the pool of receivables sold to Lear ASC Corporation. The Company continues to service the transferred receivables for an annual servicing fee. The conduit investors and Lear ASC Corporation have no recourse to the Company or its subsidiaries related to the sold receivables. The Company retains a risk of repayment to the extent of its subordinated ownership interest in the pool of sold receivables.

     The following table summarizes certain cash flows received from and paid to Lear ASC Corporation (in millions):

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003
Repayments of securitizations	$—	$(85.3)	$—	$(115.4)
Proceeds from collections reinvested in securitizations	1,406.9	1,213.4	2,586.5	2,380.8
Servicing fees received	1.4	1.4	2.8	2.7

Derivative Instruments and Hedging Activities

     Forward foreign exchange, futures and option contracts — The Company uses forward foreign exchange, futures and option contracts to reduce the effect of fluctuations in foreign exchange rates on short-term, foreign currency denominated intercompany transactions and other known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Mexican peso, Canadian dollar and the Euro. Forward foreign exchange and futures contracts are accounted for as fair value hedges when the hedged item is a recognized asset or liability or an unrecognized firm commitment. As of July 3, 2004, contracts designated as fair value hedges with $1.2 billion of notional amount were outstanding with maturities of less than three months. As of July 3, 2004, the fair value of these contracts was approximately $2.8 million. Forward foreign exchange, futures and option contracts are accounted for as cash flow hedges when the hedged item is a forecasted

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

transaction or the variability of cash flows to be paid or received relates to a recognized asset or liability. As of July 3, 2004, contracts designated as cash flow hedges with $556.4 million of notional amount were outstanding with maturities of less than 18 months. As of July 3, 2004, the fair value of these foreign exchange contracts was approximately negative $2.9 million.

     Interest rate swap contracts — The Company uses interest rate swap contracts to manage its exposure to fluctuations in interest rates. Interest rate swap contracts which fix the interest payments of certain variable rate debt instruments or fix the market rate component of anticipated fixed rate debt instruments are accounted for as cash flow hedges. Interest rate swap contracts which hedge the change in fair market value of certain fixed rate debt instruments are accounted for as fair value hedges. As of July 3, 2004, contracts representing $900.0 million of notional amount were outstanding with maturity dates of August 2004 through May 2009. Of these contracts, $300.0 million are designated as cash flow hedges and hedge the interest rate risk of anticipated long-term debt issuance, and $600.0 million are designated as fair value hedges and modify the fixed rate characteristics of the Company’s outstanding long-term debt with fixed coupons and maturities of 7.96% in May 2005 and 8.11% in May 2009. These contracts effectively convert the fixed coupon liabilities into variable rate obligations with coupons of six-month LIBOR plus a weighted average of 2.78% and 3.80%, respectively. The fair value of all outstanding interest rate swap agreements is subject to changes in value due to changes in interest rates. As of July 3, 2004, the fair value of all outstanding interest rate swap agreements was approximately negative $12.0 million.

     As of July 3, 2004 and December 31, 2003, net gains of approximately $1.1 million and net losses of approximately $13.7 million, respectively, related to derivative instruments and hedging activities were recorded in accumulated other comprehensive loss. Net losses of $1.8 million and $6.2 million in the three months ended July 3, 2004 and June 28, 2003, respectively, and $3.3 million and $12.6 million in the six months ended July 3, 2004 and June 28, 2003, respectively, related to the Company’s hedging activities were reclassified from accumulated other comprehensive loss into earnings. As of July 3, 2004, all cash flow hedges were scheduled to mature within 18 months, all fair value hedges of the Company’s fixed rate debt instruments were scheduled to mature within 5 years, and all fair value hedges of the Company’s foreign exchange exposure were scheduled to mature within three months. During the twelve month period ended July 2, 2005, the Company expects to reclassify into earnings net losses of approximately $5.1 million recorded in accumulated other comprehensive loss. Such losses will be reclassified at the time the underlying hedged transactions are realized. During the three and six months ended July 3, 2004 and June 28, 2003, amounts recognized in the consolidated statements of income related to changes in the fair value of cash flow and fair value hedges excluded from the effectiveness assessments and the ineffective portion of changes in the fair value of cash flow and fair value hedges were not material.

     Non-U.S. dollar financing transactions — The Company has designated its 8.125% Euro-denominated senior notes (Note 8) as a net investment hedge of long-term investments in its Euro-functional subsidiaries. As of July 3, 2004, the amount recorded in cumulative translation adjustment related to the effective portion of the net investment hedge of foreign operations was approximately negative $78.7 million.

(17) Accounting Pronouncements

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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

liabilities under certain circumstances. The Company adopted the requirements of FIN No. 46 as of April 3, 2004. Such requirements related primarily to the Company’s investments in affiliates. The effects of adoption were not significant.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(18) Supplemental Guarantor Condensed Consolidating Financial Statements

	July 3, 2004
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$53.6	$10.8	$84.4	$—	$148.8
Accounts receivable	46.3	387.2	2,064.3	—	2,497.8
Inventories	18.1	169.3	375.7	—	563.1
Recoverable customer engineering and tooling	17.5	96.8	71.2	—	185.5
Other	84.6	51.4	233.1	—	369.1

Total current assets	220.1	715.5	2,828.7	—	3,764.3

LONG-TERM ASSETS:
Property, plant and equipment, net	161.5	737.2	909.8	—	1,808.5
Goodwill, net	101.1	1,906.6	921.2	—	2,928.9
Investments in subsidiaries	3,534.4	2,218.1	—	(5,752.5)	—
Other	109.5	66.3	253.5	—	429.3

Total long-term assets	3,906.5	4,928.2	2,084.5	(5,752.5)	5,166.7

	$4,126.6	$5,643.7	$4,913.2	$(5,752.5)	$8,931.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$—	$0.2	$6.6	$—	$6.8
Accounts payable and drafts	183.5	751.8	1,635.3	—	2,570.6
Accrued liabilities	137.4	398.2	632.8	—	1,168.4
Current portion of long-term debt	605.8	2.1	1.7	—	609.6

Total current liabilities	926.7	1,152.3	2,276.4	—	4,355.4

LONG-TERM LIABILITIES:
Long-term debt	1,405.2	11.3	16.5	—	1,433.0
Intercompany accounts, net	(918.8)	1,611.9	(693.1)	—	—
Other	279.8	187.3	241.8	—	708.9

Total long-term liabilities	766.2	1,810.5	(434.8)	—	2,141.9

STOCKHOLDERS’ EQUITY	2,433.7	2,680.9	3,071.6	(5,752.5)	2,433.7

	$4,126.6	$5,643.7	$4,913.2	$(5,752.5)	$8,931.0

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(18) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	December 31, 2003
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40.9	$9.7	$118.7	$—	$169.3
Accounts receivable	17.9	331.0	1,851.4	—	2,200.3
Inventories	10.2	188.0	352.0	—	550.2
Recoverable customer engineering and tooling	(11.1)	86.5	93.6	—	169.0
Other	97.3	57.8	131.5	—	286.6

Total current assets	155.2	673.0	2,547.2	—	3,375.4

LONG-TERM ASSETS:
Property, plant and equipment, net	127.4	765.8	924.6	—	1,817.8
Goodwill, net	100.2	1,906.7	933.2	—	2,940.1
Investments in subsidiaries	3,320.4	2,029.7	—	(5,350.1)	—
Other	96.9	70.4	270.4	—	437.7

Total long-term assets	3,644.9	4,772.6	2,128.2	(5,350.1)	5,195.6

	$3,800.1	$5,445.6	$4,675.4	$(5,350.1)	$8,571.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$0.3	$0.1	$16.7	$—	$17.1
Accounts payable and drafts	128.7	749.1	1,566.3	—	2,444.1
Accrued liabilities	148.3	379.9	588.7	—	1,116.9
Current portion of long-term debt	—	1.6	2.4	—	4.0

Total current liabilities	277.3	1,130.7	2,174.1	—	3,582.1

LONG-TERM LIABILITIES:
Long-term debt	2,027.0	12.8	17.4	—	2,057.2
Intercompany accounts, net	(1,024.8)	1,496.8	(472.0)	—	—
Other	263.1	180.6	230.5	—	674.2

Total long-term liabilities	1,265.3	1,690.2	(224.1)	—	2,731.4

STOCKHOLDERS’ EQUITY	2,257.5	2,624.7	2,725.4	(5,350.1)	2,257.5

	$3,800.1	$5,445.6	$4,675.4	$(5,350.1)	$8,571.0

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(18) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	For the Three Months Ended July 3, 2004
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$274.6	$1,948.2	$2,721.0	$(659.8)	$4,284.0

Cost of sales	296.3	1,758.6	2,517.3	(659.8)	3,912.4
Selling, general and administrative expenses	45.7	46.0	67.0	—	158.7
Interest (income) expense	(9.5)	39.3	9.4	—	39.2
Intercompany (income) expense, net	(73.3)	84.7	(11.4)	—	—
Other (income) expense, net	(15.8)	3.8	26.8	—	14.8

Income before provision for income taxes and equity in net income of subsidiaries	31.2	15.8	111.9	—	158.9
Provision for income taxes	0.7	14.5	27.6	—	42.8
Equity in net income of subsidiaries	(85.6)	(69.4)	—	155.0	—

Net income	$116.1	$70.7	$84.3	$(155.0)	$116.1

	For the Three Months Ended June 28, 2003
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$265.9	$2,017.6	$2,444.4	$(626.7)	$4,101.2

Cost of sales	261.9	1,806.5	2,306.3	(626.7)	3,748.0
Selling, general and administrative expenses	33.2	42.5	65.8	—	141.5
Interest expense	14.6	14.3	19.4	—	48.3
Intercompany (income) expense, net	(93.0)	92.9	0.1	—	—
Other (income) expense, net	(3.2)	4.3	13.6	—	14.7

Income before provision for income taxes and equity in net income of subsidiaries	52.4	57.1	39.2	—	148.7
Provision for income taxes	10.0	31.7	2.9	—	44.6
Equity in net income of subsidiaries	(61.7)	(45.0)	—	106.7	—

Net income	$104.1	$70.4	$36.3	$(106.7)	$104.1

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(18) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	For the Six Months Ended July 3, 2004
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$512.3	$4,048.6	$5,573.0	$(1,357.8)	$8,776.1

Cost of sales	566.7	3,674.6	5,174.1	(1,357.8)	8,057.6
Selling, general and administrative expenses	81.1	104.9	140.4	—	326.4
Interest expense	2.5	57.6	18.2	—	78.3
Intercompany (income) expense, net	(171.8)	188.7	(16.9)	—	—
Other (income) expense, net	(17.6)	10.8	35.7	—	28.9

Income before provision (credit) for income taxes and equity in net income of subsidiaries	51.4	12.0	221.5	—	284.9
Provision (credit) for income taxes	(0.2)	25.1	52.5	—	77.4
Equity in net income of subsidiaries	(155.9)	(104.2)	—	260.1	—

Net income	$207.5	$91.1	$169.0	$(260.1)	$207.5

	For the Six Months Ended June 28, 2003
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$538.9	$4,026.5	$4,671.2	$(1,236.7)	$7,999.9

Selling, general and administrative expenses	66.5	90.7	131.0	—	288.2
Cost of sales	538.6	3,637.3	4,398.9	(1,236.7)	7,338.1
Selling, general and administrative expenses	66.5	90.7	131.0	—	288.2
Interest expense	37.9	30.4	32.4	—	100.7
Intercompany (income) expense, net	(193.4)	176.1	17.3	—	—
Other expense, net	2.8	19.5	4.9	—	27.2

Income before provision (credit) for income taxes and equity in net income of subsidiaries	86.5	72.5	86.7	—	245.7
Provision (credit) for income taxes	16.5	69.7	(12.5)	—	73.7
Equity in net income of subsidiaries	(102.0)	(67.8)	—	169.8	—

Net income	$172.0	$70.6	$99.2	$(169.8)	$172.0

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(18) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	For the Six Months Ended July 3, 2004
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net cash provided by operating activities	$90.1	$52.0	$170.0	$—	$312.1
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(45.1)	(55.9)	(91.6)	—	(192.6)
Deposit on acquisition	—	—	(73.9)	—	(73.9)
Other, net	(5.0)	7.0	(0.4)	—	1.6

Net cash used in investing activities	(50.1)	(48.9)	(165.9)	—	(264.9)

Cash Flows from Financing Activities:
Long-term debt repayments, net	(10.8)	(0.5)	(0.9)	—	(12.2)
Short-term debt repayments, net	(0.3)	0.1	(9.8)	—	(10.0)
Dividends paid	(41.1)	—	—	—	(41.1)
Proceeds from exercise of stock options	16.6	—	—	—	16.6
Repurchase of common stock	(23.5)	—	—	—	(23.5)
Decrease in drafts	8.1	(6.6)	(1.8)	—	(0.3)
Change in intercompany accounts	23.7	3.6	(27.3)	—	—

Net cash used in financing activities	(27.3)	(3.4)	(39.8)	—	(70.5)

Effect of foreign currency translation	—	1.4	1.4	—	2.8

Net Change in Cash and Cash Equivalents	12.7	1.1	(34.3)		(20.5)
Cash and Cash Equivalents as of Beginning of Period	40.9	9.7	118.7	—	169.3

Cash and Cash Equivalents as of End of Period	$53.6	$10.8	$84.4	$—	$148.8

	For the Six Months Ended June 28, 2003
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net cash provided by operating activities	$83.9	$216.3	$(42.9)	$—	$257.3
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(6.8)	(72.3)	(58.2)		(137.3)
Other, net	—	8.2	2.3	—	10.5

Net cash used in investing activities	(6.8)	(64.1)	(55.9)	—	(126.8)

Cash Flows from Financing Activities:
Long-term debt repayments, net	(111.4)	2.4	(4.0)	—	(113.0)
Short-term debt repayments, net	(4.5)	(0.3)	(0.4)	—	(5.2)
Proceeds from exercise of stock options	11.1	—	—	—	11.1
Repurchase of common stock	(1.1)	—	—	—	(1.1)
Decrease in drafts	(13.9)	15.1	(14.3)	—	(13.1)
Change in intercompany accounts	47.9	(139.4)	91.5	—	—

Net cash used in financing activities	(71.9)	(122.2)	72.8	—	(121.3)

Effect of foreign currency translation	—	(29.7)	31.9	—	2.2

Net Change in Cash and Cash Equivalents	5.2	0.3	5.9		11.4
Cash and Cash Equivalents as of Beginning of Period	0.5	3.0	88.2	—	91.7

Cash and Cash Equivalents as of End of Period	$5.7	$3.3	$94.1	$—	$103.1

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(18) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

     Basis of Presentation — Certain of the Company’s 100%-owned subsidiaries (the “Guarantors”) have unconditionally fully guaranteed, on a joint and several basis, the punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all of the Company’s obligations under the primary credit facility and the indentures governing the Company’s senior notes, including the Company’s obligations to pay principal, premium, if any, and interest with respect to the senior notes. The senior notes consist of $600 million aggregate principal amount of 7.96% senior notes due May 15, 2005, $800 million aggregate principal amount of 8.11% senior notes due May 15, 2009, Euro 250 million aggregate principal amount of 8.125% senior notes due 2008 and $640 million aggregate principal amount at maturity of zero-coupon convertible senior notes due 2022. The Guarantors under the indentures are currently Lear Operations Corporation, Lear Seating Holdings Corp. #50, Lear Corporation EEDS and Interiors, Lear Technologies, L.L.C., Lear Midwest Automotive, Limited Partnership, Lear Automotive (EEDS) Spain S.L. and Lear Corporation Mexico, S.A. de C.V. In lieu of providing separate unaudited financial statements for the Guarantors, the Company has included the unaudited supplemental guarantor condensed consolidating financial statements above. Management does not believe that separate financial statements of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented.

     Distributions — There are no significant restrictions on the ability of the Guarantors to make distributions to the Company.

     Selling, General and Administrative Expenses — The Parent allocated $22.0 million and $13.6 million in the three months ended July 3, 2004 and June 28, 2004, respectively, and $43.7 million and $45.9 million in the six months ended July 3, 2004 and June 28, 2003, respectively, of corporate selling, general and administrative expenses to its operating subsidiaries. The allocations were based on various factors, which estimate usage of particular corporate functions, and in certain instances, other relevant factors, such as the revenues or the number of employees of the Company’s subsidiaries.

     Long-term debt of the Parent and the Guarantors — A summary of long-term debt of the Parent and the Guarantors on a combined basis is shown below (in millions):

	July 3,	December 31,
	2004	2003
Senior notes	$1,981.8	$1,987.0
Other long-term debt	42.6	54.4

	2,024.4	2,041.4
Less — current portion	(607.9)	(1.6)

	$1,416.5	$2,039.8

     The obligations of foreign subsidiary borrowers under the primary credit facility are guaranteed by the Parent.

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

     We have capabilities in all five principal segments of the automotive interior market: seat systems; flooring and acoustic systems; door panels; instrument panels and cockpit systems; and overhead systems. We are also one of the leading global suppliers of automotive electronic products and electrical distribution systems. As a result of these capabilities, we can offer our customers fully-integrated automotive interiors, including electronic and electrical distribution systems. In 2002, we were awarded the first-ever total interior integrator program by General Motors for the 2006 Buick LeSabre and Cadillac DeVille models. As a total interior integrator, we work closely with the customer on the design and are responsible for the engineering, component/module sourcing, manufacturing and delivery of the automotive interiors for these two full-size passenger cars.

     Demand for our products is directly related to automotive vehicle production. Automotive sales and production can be affected by general economic conditions, labor relations issues, regulatory requirements, trade agreements and other factors. Our operating results are significantly impacted by what is referred to in this section as “vehicle production volume and mix”; that is, overall industry production, the commercial success of the vehicle platforms for which we supply products as well as our relative profitability on these platforms. In addition, our two largest customers, General Motors and Ford and their respective affiliates, together accounted for approximately 59% of our net sales in 2003. Excluding Opel, Saab, Volvo, Jaguar and Land Rover, which are affiliates of General Motors or Ford, General Motors and Ford accounted for approximately 47% of our net sales in 2003. A significant loss of business with respect to any vehicle model for which we are a significant supplier could materially and negatively affect our operating results.

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

     Our customers require us to reduce costs and, at the same time, assume greater responsibility for the design, development, engineering and integration of interior products. We seek to enhance our profitability by investing in technology, design capabilities and new product initiatives that respond to the needs of our customers and consumers. Our profitability is also dependent on our ability to implement product cost reductions in either our processes or those of our customers or to obtain similar reductions from our suppliers. Recent increases in certain commodity costs, such as resins, steel and diesel fuel, have negatively impacted our operating results, and a continuation of such price increases could significantly impact our profitability. See “— Forward-Looking Statements.” Finally, we continually evaluate alternatives to align our business with the changing needs of our customers and to lower the operating costs of our Company. This may include the realignment of our existing manufacturing capacity, facility closures or similar actions.

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

LEAR CORPORATION

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

RESULTS OF OPERATIONS

     A summary of our operating results as a percentage of net sales is shown below (dollar amounts in millions):

	Three Months Ended				Six Months Ended
	July 3,		June 28,		July 3,		June 28,
	2004		2003		2004		2003
Net sales
Seating	$2,888.0	67.4%	$2,824.4	68.9%	$5,895.8	67.2%	$5,521.4	69.0%
Interiors	739.1	17.3	714.9	17.4	1,556.4	17.7	1,392.6	17.4
Electronic and electrical	656.9	15.3	561.9	13.7	1,323.9	15.1	1,085.9	13.6

Net sales	4,284.0	100.0	4,101.2	100.0	8,776.1	100.0	7,999.9	100.0
Gross profit	371.6	8.7	353.2	8.6	718.5	8.2	661.8	8.3
Selling, general and administrative expenses	158.7	3.7	141.5	3.5	326.4	3.7	288.2	3.6
Interest expense	39.2	0.9	48.3	1.2	78.3	0.9	100.7	1.3
Other expense, net	14.8	0.4	14.7	0.3	28.9	0.3	27.2	0.3
Provision for income taxes	42.8	1.0	44.6	1.1	77.4	0.9	73.7	0.9

Net income	$116.1	2.7%	$104.1	2.5%	$207.5	2.4%	$172.0	2.2%

Three Months Ended July 3, 2004 vs. Three Months Ended June 28, 2003

     Net sales in the second quarter of 2004 were $4.3 billion as compared to $4.1 billion in the second quarter of 2003, an increase of $183 million or 4%. New business, net of selling price reductions, and net foreign exchange rate fluctuations increased net sales by $151 million and $124 million, respectively. Net sales also benefited from the impact of vehicle production volume, which contributed $30 million to the increase. These increases were partially offset by the impact of vehicle production mix, which negatively impacted net sales by $128 million.

     Gross profit and gross margin were $372 million and 8.7% in the quarter ended July 3, 2004, as compared to $353 million and 8.6% in the quarter ended June 28, 2003. The benefit from our productivity initiatives and other efficiencies, net of costs associated with facility closures and similar actions, and new business contributed $54 million and $20 million, respectively, to the increase in gross profit. Gross profit was negatively affected by the net impact of customer and supplier commercial settlements, including selling price reductions, which, collectively with the impact of vehicle production volume and mix, reduced gross profit by $61 million.

     Selling, general and administrative expenses, including research and development, were $159 million in the three months ended July 3, 2004, as compared to $142 million in the three months ended June 28, 2003. As a percentage of net sales, selling, general and administrative expenses were 3.7% and 3.5% in the second quarters of 2004 and 2003, respectively. Our investment in new programs and net foreign exchange rate fluctuations contributed $11 million and $3 million, respectively, to the increase in selling, general and administrative expenses in the second quarter of 2004.

     Interest expense was $39 million in the second quarter of 2004 as compared to $48 million in the second quarter of 2003. Hedging activities and our reduced debt balance favorably impacted interest expense by $7 million and $2 million, respectively.

LEAR CORPORATION

     Other expense, which includes state and local non-income taxes, foreign exchange gains and losses, minority interests in consolidated subsidiaries, equity in net income of affiliates, gains and losses on the sales of fixed assets and other miscellaneous income and expense, was $15 million in each of the quarters ended July 3, 2004 and June 28, 2003. A decrease in losses on the sales of fixed assets was offset by an increase in state and local non-income taxes.

     The provision for income taxes was $43 million, representing an effective tax rate of 26.9%, in the current quarter as compared to $45 million, representing an effective tax rate of 30.0%, in the same quarter a year ago. The decrease in the effective tax rate is primarily the result of the mix of our earnings outside of the United States and our overall tax planning. The effective tax rate for the second quarter of 2004 and 2003 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, valuation adjustments, research and development credits and other items.

     Net income in the second quarter of 2004 was $116 million, or $1.65 per diluted share, as compared to $104 million, or $1.54 per diluted share, in the second quarter of 2003.

Reportable Operating Segments

     The financial information presented below is for our three reportable operating segments for the periods presented. These segments are: seating, which includes seat systems and the components thereof; interior, which includes flooring and acoustic systems, door panels, instrument panels and cockpit systems, overhead systems and other interior products; and electronic and electrical, which includes electronic products and electrical distribution systems, primarily wire harnesses and junction boxes; interior control and entertainment systems; and wireless systems. Financial measures regarding each segment’s income before interest, other expense and income taxes and income before interest, other expense and income taxes divided by net sales (“margin”) are not measures of performance under accounting principles generally accepted in the United States (“GAAP”). Such measures are presented because we evaluate the performance of our reportable operating segments, in part, based on income before interest, other expense and income taxes. These measures should not be considered in isolation or as a substitute for net income, net cash provided by operating activities or other income statement or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, these measures, as we determine them, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated income before interest, other expense and income taxes to income before provision for income taxes, see Note 15, “Segment Reporting.”

Seating

     A summary of financial measures for our seating segment is shown below (dollar amounts in millions):

	Three months ended
	July 3,	June 28,
	2004	2003
Net sales	$2,888.0	$2,824.4
Income before interest, other expense and income taxes	188.5	178.7
Margin	6.5%	6.3%

     Seating net sales were $2.9 billion in the second quarter of 2004 as compared to $2.8 billion in the second quarter of 2003, an increase of $64 million or 2%. Net foreign exchange rate fluctuations, new business and the impact of the Hanyil acquisition, favorably impacted net sales by $89 million, $28 million and $24 million, respectively. These increases were partially offset by the impact of vehicle production volume and mix, which reduced net sales by $85 million. Income before interest, other expense and income taxes and the related margin on net sales were $189 million and 6.5% in the three months ended July 3, 2004, as compared to $179 million and 6.3% in the three months ended June 28, 2003. The benefit of our productivity initiatives and other efficiencies, net of costs associated with facility closures and similar actions, contributed $17 million to the increase. Income before interest, other expense and income taxes also benefited from new business. The increase was partially offset by the impact of unfavorable vehicle production volume and mix.

LEAR CORPORATION

Interior

     A summary of financial measures for our interior segment is shown below (dollar amounts in millions):

	Three months ended
	July 3,	June 28,
	2004	2003
Net sales	$739.1	$714.9
Income before interest, other expense and income taxes	20.0	22.9
Margin	2.7%	3.2%

     Interior net sales were $739 million in the second quarter of 2004 as compared to $715 million in the second quarter of 2003, an increase of $24 million or 3%. New business, net of selling price reductions, and net foreign exchange rate fluctuations favorably impacted net sales by $33 million and $15 million, respectively. These increases were partially offset by the impact of our divestitures and vehicle production volume and mix, which decreased net sales by $15 million and $9 million, respectively. Income before interest, other expense and income taxes and the related margin on net sales were $20 million and 2.7% in the three months ended July 3, 2004, as compared to $23 million and 3.2% in the three months ended June 28, 2003. The benefit of our productivity initiatives and other efficiencies contributed $28 million to the increase. Income before interest, other expense and income taxes also benefited from new business. The increase was more than offset by the impact of selling price reductions and unfavorable vehicle production volume and mix. The decline in the margin on net sales was primarily due to the impact of selling price reductions and vehicle production volume and mix, partially offset by the benefit of our productivity initiatives and other efficiencies.

Electronic and Electrical

     A summary of financial measures for our electronic and electrical segment is shown below (dollar amounts in millions):

	Three months ended
	July 3,	June 28,
	2004	2003
Net sales	$656.9	$561.9
Income before interest, other expense and income taxes	58.7	50.8
Margin	8.9%	9.0%

     Electronic and electrical net sales were $657 million in the second quarter of 2004 as compared to $562 million in the second quarter of 2003, an increase of $95 million or 17%. New business, net of selling price reductions, and net foreign exchange rate fluctuations favorably impacted net sales by $79 million and $20 million, respectively. Income before interest, other expense and income taxes and the related margin on net sales were $59 million and 8.9% in the three months ended July 3, 2004, as compared to $51 million and 9.0% in the three months ended June 28, 2003. The benefit of our productivity initiatives and other efficiencies, net of costs associated with facility closures and similar actions, contributed $9 million to the increase. Income before interest, other expense and income taxes also benefited from the impact of vehicle production volume and mix and new business. The increase was partially offset by the impact of selling price reductions.

Six Months Ended July 3, 2004 vs. Six Months Ended June 28, 2003

     Net sales in the first six months of 2004 were $8.8 billion as compared to $8.0 billion in the first six months of 2003, an increase of $776 million or 10%. Net foreign exchange rate fluctuations and new business, net of selling price reductions, increased net sales by $431 million and $396 million, respectively. Net sales also benefited from the impact of vehicle production volume, which contributed $229 million to the increase. These increases were partially offset by the impact of vehicle production mix, which negatively impacted net sales by $287 million.

     Gross profit and gross margin were $719 million and 8.2% in the six months ended July 3, 2004, as compared to $662 million and 8.3% in the six months ended June 28, 2003. The benefit from our productivity initiatives and other efficiencies, net of costs associated with facility closures and similar actions, new business and net foreign exchange rate fluctuations contributed $96 million, $50 million and $23 million, respectively, to the increase in gross profit. Gross profit was negatively affected by the net impact of customer and supplier commercial settlements, including selling price reductions, which, collectively with the impact of vehicle production volume and mix, reduced gross profit by $115 million.

LEAR CORPORATION

     Selling, general and administrative expenses, including research and development, were $326 million in the six months ended July 3, 2004, as compared to $288 million in the six months ended June 28, 2003. As a percentage of net sales, selling, general and administrative expenses were 3.7% and 3.6% in the first six months of 2004 and 2003, respectively. Our investment in new programs and net foreign exchange rate fluctuations contributed $23 million and $13 million, respectively, to the increase in selling, general and administrative expenses in the first six months of 2004.

     Interest expense was $78 million in the first six months of 2004 as compared to $101 million in the first six months of 2003. Hedging activities and our reduced debt balance favorably impacted interest expense by $16 million and $4 million, respectively.

     Other expense, which includes state and local non-income taxes, foreign exchange gains and losses, minority interests in consolidated subsidiaries, equity in net income of affiliates, gains and losses on the sales of fixed assets and other miscellaneous income and expense, was $29 million in the six months ended July 3, 2004, as compared to $27 million in the six months ended June 28, 2003. An increase in state and local non-income taxes was offset by a decrease in losses on the sales of fixed assets.

     The provision for income taxes was $77 million, representing an effective tax rate of 27.2%, in the current period as compared to $74 million, representing an effective tax rate of 30.0%, in the same period a year ago. The decrease in the effective tax rate is primarily the result of the mix of our earnings outside of the United States, as well as our overall tax planning. The effective tax rate for the first six months of 2004 and 2003 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, valuation adjustments, research and development credits and other items.

     Net income in the first six months of 2004 was $208 million, or $2.95 per diluted share, as compared to $172 million, or $2.55 per diluted share, in the first six months of 2003.

Reportable Operating Segments

     The financial information presented below is for our three reportable operating segments for the periods presented. These segments are: seating, which includes seat systems and the components thereof; interior, which includes flooring and acoustic systems, door panels, instrument panels and cockpit systems, overhead systems and other interior products; and electronic and electrical, which includes electronic products and electrical distribution systems, primarily wire harnesses and junction boxes; interior control and entertainment systems; and wireless systems. Financial measures regarding each segment’s income before interest, other expense and income taxes and income before interest, other expense and income taxes divided by net sales (“margin”) are not measures of performance under accounting principles generally accepted in the United States (“GAAP”). Such measures are presented because we evaluate the performance of our reportable operating segments, in part, based on income before interest, other expense and income taxes. These measures should not be considered in isolation or as a substitute for net income, net cash provided by operating activities or other income statement or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, these measures, as we determine them, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated income before interest, other expense and income taxes to income before provision for income taxes, see Note 15, “Segment Reporting.”

Seating

     A summary of financial measures for our seating segment is shown below (dollar amounts in millions):

	Six months ended
	July 3,	June 28,
	2004	2003
Net sales	$5,895.8	$5,521.4
Income before interest, other expense and income taxes	336.7	315.7
Margin	5.7%	5.7%

     Seating net sales were $5.9 billion in the first six months of 2004 as compared to $5.5 billion in the first six months of 2003, an increase of $374 million or 7%. Net foreign exchange rate fluctuations, new business, net of selling price reductions, and the impact of the Hanyil acquisition, favorably impacted net sales by $311 million, $131 million and $37 million, respectively. These increases were partially offset by the impact of vehicle production volume and mix, which reduced net sales by $101 million. Income before interest, other expense and income taxes and the related margin on net sales were $337 million and 5.7% in the six months ended July 3, 2004, as compared to $316 million and 5.7% in the six months ended June 28, 2003. The benefit of our productivity initiatives and other efficiencies, net of costs associated with facility closures and similar actions, and net foreign exchange rate fluctuations contributed $28 million and $8 million, respectively, to the increase.

LEAR CORPORATION

Income before interest, other expense and income taxes also benefited from new business. The increase was partially offset by the net impact of customer and supplier commercial settlements, including selling price reductions, and unfavorable vehicle production volume and mix.

Interior

     A summary of financial measures for our interior segment is shown below (dollar amounts in millions):

	Six months ended
	July 3,	June 28,
	2004	2003
Net sales	$1,556.4	$1,392.6
Income before interest, other expense and income taxes	48.7	52.0
Margin	3.1%	3.7%

     Interior net sales were $1.6 billion in the first six months of 2004 as compared to $1.4 billion in the first six months of 2003, an increase of $164 million or 12%. New business, net of selling price reductions, net foreign exchange rate fluctuations and the impact of vehicle production volume and mix favorably impacted net sales by $104 million, $53 million and $33 million, respectively. These increases were partially offset by the impact of our divestitures, which decreased net sales by $26 million. Income before interest, other expense and income taxes and the related margin on net sales were $49 million and 3.1% in the six months ended July 3, 2004, as compared to $52 million and 3.7% in the six months ended June 28, 2003. The benefit of our productivity initiatives and other efficiencies, net of costs associated with facility closures and similar actions, contributed $43 million to the increase. Income before interest, other expense and income taxes also benefited from new business. The increase was more than offset by the impact of selling price reductions and unfavorable vehicle production volume and mix. The decline in the margin on net sales was primarily due to the impact of selling price reductions and vehicle production volume and mix, partially offset by the benefit of our productivity initiatives and other efficiencies.

Electronic and Electrical

     A summary of financial measures for our electronic and electrical segment is shown below (dollar amounts in millions):

	Six months ended
	July 3,	June 28,
	2004	2003
Net sales	$1,323.9	$1,085.9
Income before interest, other expense and income taxes	117.4	102.7
Margin	8.9%	9.5%

     Electronic and electrical net sales were $1.3 billion in the first six months of 2004 as compared to $1.1 billion in the first six months of 2003, an increase of $238 million or 22%. New business, net of selling price reductions, net foreign exchange rate fluctuations and the impact of vehicle production volume and mix favorably impacted net sales by $161 million, $67 million and $11 million, respectively. Income before interest, other expense and income taxes and the related margin on net sales were $117 million and 8.9% in the six months ended July 3, 2004, as compared to $103 million and 9.5% in the six months ended June 28, 2003. The benefit of our productivity initiatives and other efficiencies, net of costs associated with facility closures and similar actions, contributed $13 million to the increase. Income before interest, other expense and income taxes also benefited from the impact of vehicle production volume and mix and new business. The increase was partially offset by the impact of selling price reductions. The decline in the margin on net sales was primarily due to the impact of selling price reductions, partially offset by the benefit of our productivity initiatives and other efficiencies.

Facility Actions

     We continually evaluate alternatives to align our business with the changing needs of our customers and to lower the operating costs of our Company. This may include the realignment of our existing manufacturing capacity, facility closures or similar actions. In December 2003, we initiated significant actions affecting two of our U.S. seating facilities. As a result of these actions, we recorded charges of $26 million for employee termination benefits and asset impairments in 2003. These actions were completed in the second quarter of 2004. Of the total costs associated with these facility actions, approximately $33 million related to employee termination benefits and asset impairment charges.

LEAR CORPORATION

Acquisition

     On July 5, 2004, we completed the acquisition of the parent of GHW Grote & Hartmann GmbH (“Grote & Hartmann”) for consideration of $160 million, including assumed debt of $86 million. This amount excludes the cost of integration, as well as other costs related to the transaction. Grote & Hartmann is based in Wuppertal, Germany and manufactures terminals and connectors, junction boxes and machinery to produce wire harnesses, primarily for the automotive industry. Grote & Hartmann had 2003 sales of approximately $275 million.

     The Grote & Hartmann acquisition will be accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed will be included in the consolidated balance sheet for the quarter ending October 2, 2004. The operating results of Grote & Hartmann will be included in the consolidated financial statements from the date of acquisition. See “— Forward-Looking Statements.”

LIQUIDITY AND CAPITAL RESOURCES

     Our primary liquidity needs are to fund capital expenditures, service indebtedness and support working capital requirements. Our principal sources of liquidity are cash flows from operating activities and borrowing availability under our primary credit facility. A substantial portion of our operating income is generated by our subsidiaries. As a result, we are dependent on the earnings and cash flows of and the dividends, distributions or advances from our subsidiaries to provide the funds necessary to meet our obligations. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear.

Cash Flow

     Cash flows from operating activities generated $312 million of cash during the first six months of 2004 as compared to $257 million of cash during the first six months of 2003. The net change in sold accounts receivable, which resulted in a $69 million improvement in operating cash flows between periods, and a $36 million increase in net income were offset by the net change in working capital and the net change in recoverable customer engineering and tooling, which collectively resulted in a $57 million decrease in operating cash flows between periods. Increases in accounts receivable and accounts payable were a use of $279 million and a source of $177 million of cash, respectively, in the first six months of 2004, reflecting our increased sales and the timing of payments received from our customers and made to our suppliers. Other current assets and accrued liabilities were a source of $93 million of cash in the first six months of 2004, primarily as a result of the timing of commercial settlements and payroll-related payments, offset by the timing of domestic and foreign tax payments.

     Cash flows used in investing activities were $265 million in the first six months of 2004 as compared to $127 million in the first six months of 2003. This increase is primarily due to a $74 million deposit made in connection with the acquisition of Grote & Hartmann, as well as a $55 million increase in capital expenditures between periods.

     Cash flows used in financing activities decreased to $71 million in the first six months of 2004 as compared to $121 million in the first six months of 2003. Net repayments of our short-term and long-term debt were $22 million in the first six months of 2004 as compared to $118 million in the first six months of 2003. This change was partially offset by dividend payments of $41 million and the repurchase of common stock for $24 million in the current period.

Capitalization

     In addition to cash provided by operating activities, we utilize a combination of a committed credit facility and long-term notes to fund our capital expenditures and working capital requirements. For the six months ended July 3, 2004 and June 28, 2003, our average outstanding long-term debt balance was $2.1 billion. The weighted average long-term interest rate, including rates under our committed credit facility and the effect of hedging activities, was 6.0% and 6.8% for the respective periods.

     We utilize uncommitted lines of credit as needed for our short-term working capital requirements. For the six months ended July 3, 2004 and June 28, 2003, our average outstanding unsecured short-term debt balance was $11 million and $53 million, respectively. The weighted average interest rate, including the effect of hedging activities, was 2.4% and 4.8% for the respective periods.

Primary Credit Facility

     As of July 3, 2004, our primary credit facility consisted of a $1.7 billion amended and restated credit facility, which matures on March 26, 2006. Our $250 million revolving credit facility matured on May 4, 2004. As of July 3, 2004, we had no borrowings outstanding under our primary credit facility and $43 million committed under outstanding letters of credit, resulting in more than $1.6 billion of unused availability under our primary credit facility.

LEAR CORPORATION

     Our primary credit facility contains operating and financial covenants that, among other things, could limit our ability to obtain additional sources of capital. As of July 3, 2004, we were in compliance with all covenants and other requirements set forth in our primary credit facility.

     Our obligations under the primary credit facility are guaranteed by certain of our significant subsidiaries and are secured by the pledge of all or a portion of the capital stock of certain of our significant subsidiaries. The guarantees and stock pledges may be released, at our option, when and if certain conditions are satisfied, including credit ratings on our senior long-term unsecured debt at or above BBB- from Standard & Poor’s Ratings Services and at or above Baa3 from Moody’s Investors Service. This condition was satisfied in May 2004, when Moody’s Investors Service raised its credit rating of our senior unsecured debt to Baa3. As of the date of this Report, we have not sought to release the guarantees and stock pledges.

Senior Notes

     As of July 3, 2004, we had $2.0 billion of debt, including short-term borrowings, consisting primarily of $280 million accreted value of zero-coupon senior notes due 2022, Euro 250 million (approximately $302 million based on the exchange rate in effect as of July 3, 2004) of senior notes due 2008, $600 million of senior notes due 2005 and $800 million of senior notes due 2009. We continue to review alternatives related to the refinancing of the senior notes due 2005, including the possibility of a debt issuance prior to the maturity of the notes.

     Our senior notes contain covenants restricting our ability to incur liens and to enter into sale and leaseback transactions and restricting our ability to consolidate with, to merge with or into, or to sell or otherwise dispose of all or substantially all of our assets to, any person. As of July 3, 2004, we were in compliance with all covenants and other requirements set forth in our senior notes.

     The senior notes are guaranteed by the same subsidiaries that guarantee our primary credit facility. In the event that any such subsidiary ceases to be a guarantor under the primary credit facility, such subsidiary will be released as a guarantor of the senior notes.

     Scheduled cash interest payments on our outstanding senior notes are $69 million in the last six months of 2004, $113 million in 2005, $90 million in 2006 and 2007, $77 million in 2008 and $32 million in 2009.

Off-Balance Sheet Arrangements

Asset-Backed Securitization Facility

     We have in place an ABS facility, which provides for maximum purchases of adjusted accounts receivable of $200 million. As of July 3, 2004 and December 31, 2003, there were no accounts receivable sold under the facility. The level of funding utilized under this facility is based on the credit ratings of our major customers, the level of aggregate accounts receivable in a specific month and our funding requirements.

Guarantees and Commitments

     We guarantee the residual value of certain of our leased assets. As of July 3, 2004, these guarantees totaled $27 million. In addition, we guarantee 39% of certain of the debt of Total Interior Systems – America, L.L.C., a joint venture in which we own a 39% interest. As of July 3, 2004, the debt balance of Total Interior Systems – America, L.L.C. covered by our guarantees was $23 million.

Accounts Receivable Factoring

     From time to time, certain of our European subsidiaries factor their accounts receivable with financial institutions. Such receivables are factored without recourse to us and are excluded from accounts receivable in our consolidated balance sheets. As of July 3, 2004, there were no factored accounts receivable. As of December 31, 2003, the amount of factored receivables was $71 million. We cannot provide any assurances that these factoring facilities will be available or utilized in the future.

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

LEAR CORPORATION

     In May 2004, Moody’s Investors Service raised its credit rating of our senior unsecured debt to Baa3 and moved the ratings outlook to stable. The credit ratings by the three ratings agencies are “investment grade.”

Dividends

     On February 3, 2004, we announced that our Board of Directors had declared a cash divided of $0.20 per share of common stock, which was paid on March 8, 2004, to shareholders of record at the close of business February 18, 2004. On May 13, 2004, our Board of Directors declared a cash divided of $0.20 per share of common stock, which was paid on June 14, 2004, to shareholders of record at the close of business May 28, 2004. We expect to pay quarterly cash dividends in the future, although such payment is dependent upon our financial condition, results of operations, capital requirements, alternative uses of capital and other factors. Also, we are subject to the restrictions on the payment of dividends contained in our primary credit facility and in certain other contractual obligations. See “— Forward-Looking Statements.”

Common Stock Repurchase Program

     In May 2002, the Board of Directors approved a common stock repurchase program that permits the discretionary repurchase of up to 3.3 million shares of our outstanding common stock over an initial period of 24 months. In May 2004, the program was extended until May 2006. During the second quarter of 2004, we repurchased 427,400 shares of our outstanding common stock at an average purchase price of $54.91 per share, excluding commissions of $0.04 per share. As of July 3, 2004, 2,840,800 shares of common stock were available for repurchase under the common stock repurchase program. The extent to which we will repurchase our common stock and the timing of such repurchases will depend upon prevailing market conditions, alternative uses of capital and other factors.

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

     Our most significant foreign currency transactional exposures relate to the Mexican peso, the Canadian dollar and the Euro. We have performed a quantitative analysis of our overall currency rate exposure as of July 3, 2004. The potential earnings decline related to transactional exposures from a hypothetical 10% strengthening of the U.S. dollar relative to all other currencies for a twelve-month period is approximately $3 million. The potential earnings benefit related to transactional exposures from a similar strengthening of the Euro relative to all other currencies for a twelve-month period is approximately $1 million.

     As of July 3, 2004, foreign exchange contracts representing $1.8 billion of notional amount were outstanding with maturities of less than 18 months. The fair value of these foreign exchange contracts as of July 3, 2004, was approximately zero. A 10% change in the value of the U.S. dollar relative to all other currencies would result in a $3 million change in the aggregated fair value of these contracts. A 10% change in the value of the Euro relative to all other currencies would result in a $11 million change in the aggregated fair value of these contracts.

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

     We have performed a quantitative analysis of our overall interest rate exposure as of July 3, 2004. This analysis assumes an instantaneous 100 basis point parallel shift in interest rates at all points of the yield curve. The potential adverse earnings impact from this hypothetical increase for a twelve-month period is approximately $8 million.

     As of July 3, 2004, interest rate swap contracts representing $900 million of notional amount were outstanding with maturity dates of August 2004 through May 2009. Of these contracts, $300 million are designated as cash flow hedges and hedge the interest rate risk of anticipated long-term debt issuance and $600 million are designated as fair value hedges and modify the fixed rate characteristics of our outstanding long-term debt. The fair value of these interest rate swap contracts is subject to changes in value due to changes in interest rates. The fair value of these contracts as of July 3, 2004, was approximately negative $12 million. A 100 basis point parallel shift in interest rates would result in a $7 million change in the aggregated fair value of these contracts.

Commodity Prices

     We have commodity price risk with respect to purchases of copper, leather, steel, resins, diesel fuel and natural gas. This risk, where not offset by pricing adjustments with our customers, is partially managed through a combination of fixed price agreements, staggered short-term contract maturities and commercial negotiations with our suppliers. We may also pursue alternative commodities or alternative suppliers to mitigate this risk over time. We generally have not used financial instruments to mitigate this risk. Recent increases in certain commodity costs, such as resins, steel and diesel fuel, have negatively impacted our operating results, and a continuation of such price increases could significantly impact our profitability. See “— Forward-Looking Statements.”

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

LEAR CORPORATION

Significant Accounting Policies and Critical Accounting Estimates

     Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are subject to an inherent degree of uncertainty. These estimates and assumptions are based on our historical experience, terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. Actual results in these areas could differ from our estimates. For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Accounting Policies and Critical Accounting Estimates,” and Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. There have been no significant changes in our significant accounting policies or critical accounting estimates during the first six months of 2004.

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

	Accrual as of		Accrual as of
	December 31,		July 3,
	2003	Utilized	2004
UT Automotive	$1.9	$(0.8)	$1.1
Delphi	13.0	(1.7)	11.3

     During the first six months of 2003, we utilized $1.2 million and $4.5 million of the loss contract accruals related to the UT Automotive and Delphi acquisitions, respectively.

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

LEAR CORPORATION

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

Contingently Convertible Debt

     The 4,813,056 shares issuable upon conversion of our outstanding zero-coupon convertible senior notes are not included in the computation of diluted net income per share, as none of the contingent conversion events set forth in the notes has occurred and we intend to satisfy any repurchase obligation with respect to the convertible senior notes for cash. For further information related to the zero-coupon convertible senior notes, see Note 8, “Long-Term Debt,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

     In December 2003, the FASB issued an exposure draft on Proposed SFAS, “Earnings per Share – an amendment of FASB Statement No. 128.” The proposed statement would eliminate the current provisions within SFAS No. 128, “Earnings per Share,” which allow an entity to overcome the presumption that contracts that can be settled in cash or stock would be settled in stock. If the proposed statement is issued as a final statement, the provisions are expected to be effective for reporting periods beginning after December 15, 2004. All prior period net income per share amounts presented would be restated to conform to the provisions of the final statement.

     In July 2004, the Emerging Issues Task Force (“EITF”) reached a tentative consensus on EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” that the impact of contingently convertible debt, such as the zero-coupon convertible senior notes, should be included in diluted net income per share computations regardless of whether the market price trigger has been met. If the EITF’s tentative consensus is ratified by the FASB, the provisions are expected to be effective for reporting periods ending after December 15, 2004. All prior period net income per share amounts presented would be restated to conform to the provisions of the final EITF.

     We are currently assessing the potential impact of these proposed accounting standards.

Outlook

     In the second half of 2004, net sales are expected to benefit primarily from the addition of new business globally and the acquisition of Grote & Hartmann, partially offset by the impact of vehicle production mix.

     For the third quarter of 2004, we expect net sales to be up about 9% from a year ago, to approximately $3.8 billion. Net income per share is expected to be in the range of $1.05 to $1.20. Our third quarter 2004 net income per share guidance assumes 70.6 million shares outstanding and does not reflect the potential dilutive impact of our outstanding convertible senior notes.

     For the full year, we expect net sales to be approximately $16.8 billion, compared with $15.7 billion in 2003. Our industry production planning assumptions are 16.0 million units for North America and 18.5 million units for Europe (16.1 million units for Western Europe). Given this industry outlook, net income per share is expected to be in the range of $5.85 to $6.25. This range is consistent with the 2004 guidance disclosed earlier in the year. However, we expect the second half of 2004 to be more challenging now as compared to our earlier expectations, largely due to higher commodity prices and business development costs, as well as unfavorable vehicle production mix in North America. Our full year 2004 net income per share guidance assumes 70.5 million shares outstanding and does not reflect the potential dilutive impact of our outstanding convertible senior notes. Full year capital spending is forecasted to be in the high- $300 million range.

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

FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. The words “will,” “may,” “designed to,” “outlook,” “believe,” “should,” “anticipate,” “plan,” “expect,” “intend,” “estimate”

LEAR CORPORATION

and similar expressions identify these forward-looking statements. All statements contained or incorporated in this Report which address operating or financial performance, events or developments that we expect or anticipate may occur in the future, including statements related to business opportunities, awarded sales contracts and net income per share growth or statements expressing views about future operating and financial results, are forward-looking statements. Because these forward-looking statements are subject to risks and uncertainties, actual results may differ materially from the expectations expressed in the forward-looking statements. Important factors, risks and uncertainties that may cause actual results to differ from those expressed in our forward-looking statements include, but are not limited to:

•	general economic conditions in the markets in which we operate, including changes in interest rates and fuel prices;

•	fluctuations in the production of vehicles for which we are a supplier;

•	labor disputes involving us or our significant customers or suppliers or that otherwise affect us;

•	our ability to achieve cost reductions that offset or exceed customer-mandated selling price reductions;

•	the impact and timing of program launch costs;

•	the costs and timing of facility closures or similar actions;

•	increases in our warranty or product liability costs;

•	risks associated with conducting business in foreign countries;

•	fluctuations in foreign exchange rates;

•	adverse changes in economic conditions or political instability in the jurisdictions in which we operate;

•	competitive conditions impacting our key customers;

•	raw material cost and availability;

•	our ability to successfully integrate the recently acquired Grote & Hartmann operations;

•	the outcome of legal or regulatory proceedings to which we are or may become a party;

•	unanticipated changes in cash flow; and

•	other risks described from time to time in our other Securities and Exchange Commission filings.

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

(b) Changes in Internal Controls over Financial Reporting

     There was no change in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended July 3, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

LEAR CORPORATION

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Commercial Disputes

     We are involved from time to time in legal proceedings or claims relating to commercial or contractual disputes, including disputes with our suppliers. We will continue to vigorously defend ourselves against these claims. Based on present information, including our assessment of the merits of the particular claims, we do not expect that these legal proceedings or claims, either individually or in the aggregate, will have a material adverse effect on our business, consolidated financial position or results of operations, although the outcomes of these matters are inherently uncertain.

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

Product Liability Matters

     In the event that use of our products results in, or is alleged to result in, bodily injury and/or property damage or other losses, we may be subject to product liability lawsuits and other claims. In addition, we are a party to warranty-sharing and other agreements with our customers relating to our products. These customers may pursue claims against us for contribution of all or a portion of the amounts sought in connection with product liability and warranty claims. We can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to defend such claims. In addition, if any of our products are, or are alleged to be, defective, we may be required or requested by our customers to participate in a recall or other corrective action involving such products. We carry insurance for certain legal matters, including product liability claims, but such coverage may be limited. The Company does not maintain insurance for recall matters, as such insurance is not generally available.

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

     One of our subsidiaries and certain predecessor companies were named as defendants in an action filed by three plaintiffs in August 2001 in the Circuit Court of Lowndes County, Mississippi asserting claims stemming from alleged environmental contamination caused by an automobile parts manufacturing plant located in Columbus, Mississippi. The plant was acquired by us as part of the UT Automotive acquisition in May 1999 and sold almost immediately thereafter, in June 1999, to Johnson Electric Holdings Limited (“Johnson Electric”). In December 2002, approximately 61 additional cases were filed by approximately 1,000 plaintiffs in the same court against us and other defendants relating to similar claims. In September 2003, we were dismissed as a party to these cases. In the first half of 2004, we were named again as a defendant in these same 61 cases and were also named in five new actions filed by approximately 100 individual plaintiffs related to alleged environmental contamination from the same facility. The plaintiffs in these actions are persons who allegedly were either residents and/or owned property near the facility or worked at the facility. Each of these complaints seeks compensatory and, in certain cases, punitive damages. To date, there has been limited discovery in these cases and the probability of liability and the amount of damages in the event of liability are unknown. UTC, the former owner of UT Automotive, and Johnson Electric have each sought indemnification from us under the respective acquisition agreements, and we have

LEAR CORPORATION

claimed indemnification from them under the same agreements. To date, no company admits to, or has been found to have, an obligation to fully defend and indemnify any other. We intend to vigorously defend against these claims and believe that we will eventually be indemnified by either UTC or Johnson Electric for resulting losses, if any.

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

     In January 2004, the U.S. Securities and Exchange Commission (“SEC”) commenced an informal inquiry into our September 2002 amendment of our 2001 Form 10-K. The amendment was filed to report our employment of relatives of certain of our directors and officers and certain related-party transactions. The SEC has advised us that the inquiry should not be construed as an indication by the Commission or its staff that any violations of law have occurred or as an adverse reflection upon any person or security. We are cooperating with the SEC’s inquiry.

     ITEM 2 – CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     As discussed in Part I – Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capitalization – Common Stock Repurchase Program,” the Board of Directors has approved a common stock repurchase program, which was recently extended until May 2006. A summary of the shares of our common stock repurchased under this program during the quarter ended July 3, 2004, is shown below:

	Total Number	Average	Total Number of Shares	Maximum Number of Shares
	of Shares	Price Paid	Purchased as Part of Publicly	that May Yet be Purchased
Period	Purchased	per Share	Announced Plans or Programs	Under the Program
April 4, 2004 through May 1, 2004	—	N/A	—	3,268,200
May 2, 2004 through May 29, 2004	427,400	$54.91 *	427,400	2,840,800
May 30, 2004 through July 3, 2004	—	N/A	—	2,840,800

Total	427,400	$54.91	427,400	2,840,800

*	Excludes commissions of $0.04 per share.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Stockholders of Lear Corporation was held on May 13, 2004. At the meeting, the following matters were submitted to a vote of the stockholders of Lear Corporation. Pursuant to the rules of the New York Stock Exchange, there were no broker non-voters in the maters described below.

(1)	The election of three directors to hold office until the 2007 Annual Meeting of Stockholders. The vote with respect to each nominee was as follows:

Nominee	For	Withheld
Larry W. McCurdy	58,363,042	3,433,868
Roy E. Parrott	58,882,047	2,914,863
Richard F. Wallman	58,513,799	3,283,111

The terms of office of the following directors continued after the meeting: Ms. Bingaman and Messrs. Mallett, Rossiter and Vandenberghe (whose terms expire at the annual meeting in 2005) and Messrs. Fry, Spalding and Stern (whose terms expire at the annual meeting in 2006).

LEAR CORPORATION

(2)	The appointment of the firm of Ernst & Young as independent auditors for the year ending December 31, 2004.

For	Against	Abstain
57,639,540	3,994,313	163,057

(3)	Shareholder request that the directors increase shareholder voting rights and submit the adoption, maintenance or extension of any poison pill to a shareholder vote.

For	Against	Abstain
48,548,759	8,031,468	181,972

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

10.1	Purchase and Transfer Agreement dated April 5, 2004, among Lear Corporation Holding GmbH, Lear Corporation GmbH & Co. KG and the Sellers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2004).

10.2	Performance Share Award Agreement dated June 22, 2004, between the Company and Robert E. Rossiter.

10.3	Performance Share Award Agreement dated June 22, 2004, between the Company and James H. Vandenberghe.

10.4	Performance Share Award Agreement dated June 22, 2004, between the Company and Douglas G. DelGrosso.

10.5	Performance Share Award Agreement dated June 22, 2004, between the Company and Donald J. Stebbins.

10.6	Performance Share Award Agreement dated June 22, 2004, between the Company and David C. Wajsgras.

10.7	Performance Share Award Agreement dated June 22, 2004, between the Company and Roger A. Jackson.

10.8	Performance Share Award Agreement dated June 22, 2004, between the Company and Daniel A. Ninivaggi.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	The following reports on Form 8-K were filed during the fiscal quarter ended July 3, 2004.

     On April 26, 2004, the Company filed a Current Report on Form 8-K dated April 26, 2004, under Item 5, Other Events and Regulation FD Disclosure, and Item 12, Results of Operations and Financial Condition, reporting its financial results for the first quarter of 2004 and updating its earnings guidance for 2004. In addition, under Item 9, Regulation FD Disclosure, and Item 12, Results of Operations and Financial Condition, the Company filed the visual slides from the webcast of its first quarter 2004 earnings call conducted on April 26, 2004.*

* Pursuant to General Instruction B of Form 8-K, the portion of the report submitted to the Securities and Exchange Commission under Item 9, Regulation FD Disclosure, is not deemed to be “filed” for purpose of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we are not subject to the liabilities of that section. We are not incorporating, and will not incorporate by reference, such portion of the report into filings under the Securities Act of 1933, as amended, or the Exchange Act.

LEAR CORPORATION

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION

Dated: July 29, 2004	By:	/s/ Robert E. Rossiter

Robert E. Rossiter
President and Chief Executive Officer

	By:	/s/ David C. Wajsgras

David C. Wajsgras
Senior Vice President and Chief Financial Officer

	By:	/s/ William C. Dircks

William C. Dircks
Vice President and Corporate Controller

LEAR CORPORATION

INDEX TO EXHIBITS

Exhibit
Number
10.1	Purchase and Transfer Agreement dated April 5, 2004, among Lear Corporation Holding GmbH, Lear Corporation GmbH & Co. KG and the Sellers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2004).

**10.2	Performance Share Award Agreement dated June 22, 2004, between the Company and Robert E. Rossiter.

**10.3	Performance Share Award Agreement dated June 22, 2004, between the Company and James H. Vandenberghe.

**10.4	Performance Share Award Agreement dated June 22, 2004, between the Company and Douglas G. DelGrosso.

**10.5	Performance Share Award Agreement dated June 22, 2004, between the Company and Donald J. Stebbins.

**10.6	Performance Share Award Agreement dated June 22, 2004, between the Company and David C. Wajsgras.

**10.7	Performance Share Award Agreement dated June 22, 2004, between the Company and Roger A. Jackson.

**10.8	Performance Share Award Agreement dated June 22, 2004, between the Company and Daniel A. Ninivaggi.

**31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

**31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** Filed herewith.