Form 10-Q
period 2004-10-02
LEAR CORP /DE/
filed 2004-11-12
CIK 842162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004.

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

As of November 5, 2004, the number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share, was 67,329,583.

LEAR CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED OCTOBER 2, 2004

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

LEAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	October 2,	December 31,
	2004	2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$501.6	$169.3
Accounts receivable	2,516.2	2,200.3
Inventories	683.8	550.2
Recoverable customer engineering and tooling	171.1	169.0
Other	324.9	286.6

Total current assets	4,197.6	3,375.4

LONG-TERM ASSETS:
Property, plant and equipment, net	1,930.4	1,817.8
Goodwill, net	2,968.1	2,940.1
Other	480.4	437.7

Total long-term assets	5,378.9	5,195.6

	$9,576.5	$8,571.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$24.1	$17.1
Accounts payable and drafts	2,614.4	2,444.1
Accrued liabilities	1,250.7	1,116.9
Current portion of long-term debt	612.6	4.0

Total current liabilities	4,501.8	3,582.1

LONG-TERM LIABILITIES:
Long-term debt	1,854.1	2,057.2
Other	708.0	674.2

Total long-term liabilities	2,562.1	2,731.4

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 150,000,000 shares authorized; 73,040,228 shares issued as of October 2, 2004 and 72,453,683 shares issued as of December 31, 2003	0.7	0.7
Additional paid-in capital	1,054.9	1,027.7
Common stock held in treasury, 4,831,245 shares as of October 2, 2004 and 4,291,302 shares as of December 31, 2003, at cost	(157.1)	(110.8)
Retained earnings	1,700.9	1,441.8
Accumulated other comprehensive loss	(86.8)	(101.9)

Total stockholders’ equity	2,512.6	2,257.5

	$9,576.5	$8,571.0

The accompanying notes are an integral part of these consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in millions, except per share data)

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003
Net sales	$3,897.8	$3,491.5	$12,673.9	$11,491.4
Cost of sales	3,577.6	3,187.8	11,635.2	10,525.9
Selling, general and administrative expenses	161.1	140.6	487.5	428.8
Interest expense	43.3	44.0	121.6	144.7
Other expense, net	10.0	13.4	38.9	40.6

Income before provision for income taxes	105.8	105.7	390.7	351.4
Provision for income taxes	14.1	29.6	91.5	103.3

Net income	$91.7	$76.1	$299.2	$248.1

Basic net income per share	$1.34	$1.13	$4.37	$3.74

Diluted net income per share	$1.32	$1.10	$4.26	$3.65

The accompanying notes are an integral part of these consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine Months Ended
	October 2,	September 27,
	2004	2003
Cash Flows from Operating Activities:
Net income	$299.2	$248.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	258.4	234.7
Net change in recoverable customer engineering and tooling	(5.3)	(40.5)
Net change in working capital items	(61.4)	80.3
Other, net	23.5	27.9

Net cash provided by operating activities before net change in sold accounts receivable	514.4	550.5
Net change in sold accounts receivable	(70.4)	(190.9)

Net cash provided by operating activities	444.0	359.6

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(283.7)	(214.2)
Cost of acquisitions, net of cash acquired	(97.5)	(12.4)
Other, net	34.0	31.5

Net cash used in investing activities	(347.2)	(195.1)

Cash Flows from Financing Activities:
Issuance of senior notes	399.2	—
Long-term debt repayments, net	(51.5)	(126.1)
Short-term debt repayments, net	(37.0)	(28.4)
Dividends paid	(54.6)	—
Proceeds from exercise of stock options	20.1	42.5
Repurchase of common stock	(50.6)	(1.1)
Increase (decrease) in drafts	3.6	(33.5)

Net cash provided by (used in) financing activities	229.2	(146.6)

Effect of foreign currency translation	6.3	(7.1)

Net Increase in Cash and Cash Equivalents	332.3	10.8
Cash and Cash Equivalents as of Beginning of Period	169.3	91.7

Cash and Cash Equivalents as of End of Period	$501.6	$102.5

Changes in Working Capital:
Accounts receivable	$(222.0)	$(454.5)
Inventories	(89.7)	(4.3)
Accounts payable	160.2	365.1
Accrued liabilities and other	90.1	174.0

Net change in working capital items	$(61.4)	$80.3

Supplementary Disclosure:
Cash paid for interest	$93.5	$103.8

Cash paid for income taxes	$100.1	$140.5

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

     Certain amounts in the prior period’s financial statements have been reclassified to conform to the presentation used in the quarter ended October 2, 2004.

(2) Stock-Based Compensation

     On January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” under which compensation cost for grants of stock appreciation rights, restricted stock, restricted units, performance shares, performance units (collectively, “Incentive Units”) and stock options is determined on the basis of the fair value of the Incentive Units and stock options as of the grant date. SFAS No. 123 has been applied prospectively to all employee awards granted after January 1, 2003, as permitted under the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” The pro forma effect on net income and net income per share, as if the fair value recognition provisions had been applied to all outstanding and unvested awards granted prior to January 1, 2003, is shown below (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003
Net income, as reported	$91.7	$76.1	$299.2	$248.1
Add: Stock-based employee compensation expense included in reported net income, net of tax	2.4	1.6	7.3	3.2
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(4.5)	(5.8)	(15.9)	(16.8)

Net income, pro forma	$89.6	$71.9	$290.6	$234.5

Net income per share:
Basic — as reported	$1.34	$1.13	$4.37	$3.74
Basic — pro forma	$1.31	$1.07	$4.24	$3.54
Diluted — as reported	$1.32	$1.10	$4.26	$3.65
Diluted — pro forma	$1.29	$1.04	$4.14	$3.45

(3) Facility Actions

     The Company continually evaluates alternatives to align its business with the changing needs of its customers and to lower the operating costs of the Company. This may include the realignment of its existing manufacturing capacity, facility closures or similar actions. In addition to these actions undertaken in the normal course of business, the Company initiated significant actions affecting two of its U.S. seating facilities in December 2003. As a result of these actions, the Company recorded charges of $25.5 million for employee termination benefits and asset impairments in 2003. These actions were completed in the second quarter of 2004. Of the total costs associated with these facility actions, approximately $33 million related to employee termination benefits and asset impairment charges.

(4) Acquisition

     On July 5, 2004, the Company completed its acquisition of the parent of GHW Grote & Hartmann GmbH (“Grote & Hartmann”) for consideration of $160.2 million, including assumed debt of $86.3 million, subject to adjustment. This amount excludes the cost of

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(continued)

integration, as well as other costs related to the transaction. Grote & Hartmann is based in Wuppertal, Germany and manufactures terminals and connectors, as well as junction boxes and machinery to produce wire harnesses, primarily for the automotive industry.

     The Grote & Hartmann acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed are included in the consolidated balance sheet as of October 2, 2004. The operating results of Grote & Hartmann are included in the consolidated financial statements since the date of acquisition. The purchase price and related allocation are shown below (in millions):

Consideration paid to former owner	$73.9
Debt assumed	86.3
Fees and expenses	3.2

Cost of acquisition	$163.4

Property, plant and equipment	$102.4
Net working capital	36.3
Restructuring accrual	(16.8)
Other assets purchased and liabilities assumed, net	(22.8)
Goodwill	26.0
Intangible assets	38.3

Total cost allocation	$163.4

     The purchase price and related allocation are preliminary and may be revised as a result of adjustments made to the purchase price, obtaining additional information regarding liabilities assumed, including contingent liabilities, and revisions of preliminary estimates of fair values made at the date of purchase. Additionally, at the time of the acquisition, the Company began to formulate plans for the restructuring of certain acquired operations. The Company is continuing to finalize these restructuring plans, which include potential plant closings and the termination or relocation of employees.

     Intangible assets include amounts recognized for the fair value of customer contracts, customer relationships and technology acquired. These intangible assets have a weighted average useful life of approximately fifteen years.

     The pro forma effects of this acquisition would not materially impact the Company’s reported results for any period presented.

(5) Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. A summary of inventories is shown below (in millions):

	October 2,	December 31,
	2004	2003
Raw materials	$521.7	$399.1
Work-in-process	46.0	37.6
Finished goods	116.1	113.5

Inventories	$683.8	$550.2

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(continued)

(6) Property, Plant and Equipment

     Property, plant and equipment is stated at cost. Depreciable property is depreciated over the estimated useful lives of the assets, principally using the straight-line method. A summary of property, plant and equipment is shown below (in millions):

	October 2,	December 31,
	2004	2003
Land	$135.1	$124.6
Buildings and improvements	706.3	673.7
Machinery and equipment	2,731.8	2,501.5
Construction in progress	44.4	61.3

Total property, plant and equipment	3,617.6	3,361.1
Less — accumulated depreciation	(1,687.2)	(1,543.3)

Net property, plant and equipment	$1,930.4	$1,817.8

     Depreciation expense was $86.8 million and $82.6 million in the three months ended October 2, 2004 and September 27, 2003, respectively, and $256.9 million and $234.7 million in the nine months ended October 2, 2004 and September 27, 2003, respectively,

(7) Goodwill

     A summary of the changes in the carrying amount of goodwill, by reportable operating segment, for the nine months ended October 2, 2004, is shown below (in millions):

			Electronic and
	Seating	Interior	Electrical	Total
Balance as of December 31, 2003	$1,023.4	$1,022.9	$893.8	$2,940.1
Acquisition	—	—	26.0	26.0
Foreign currency translation and other	9.4	(7.1)	(0.3)	2.0

Balance as of October 2, 2004	$1,032.8	$1,015.8	$919.5	$2,968.1

(8) Long-Term Debt

     A summary of long-term debt and the related weighted average interest rates, including the effect of hedging activities described in Note 17, “Financial Instruments,” and the amortization of debt discount, is shown below (in millions):

	October 2, 2004		December 31, 2003
		Weighted		Weighted
	Long-Term	Average	Long-Term	Average
Debt Instrument	Debt	Interest Rate	Debt	Interest Rate
5.75% Senior Notes, due August 2014	$399.2	5.635%	$—	—
Zero-coupon Convertible Senior Notes, due February 2022	283.0	4.75%	273.2	4.75%
8.125% Euro-denominated Senior Notes, due April 2008	308.2	8.125%	313.8	8.125%
8.11% Senior Notes, due May 2009	800.0	7.40%	800.0	7.18%
7.96% Senior Notes, due May 2005	600.0	6.51%	600.0	6.36%
Other	76.3	4.45%	74.2	4.34%

	2,466.7		2,061.2
Current portion	(612.6)		(4.0)

Long-term debt	$1,854.1		$2,057.2

     On August 3, 2004, the Company issued $400 million aggregate principal amount of unsecured 5.75% senior notes due 2014, yielding gross proceeds of $399.2 million. The notes are unsecured and rank equally with the Company’s other unsecured senior indebtedness, including the Company’s other senior notes. The offering of the notes was not registered under the Securities Act of 1933, as amended (the “Securities Act”). Under the terms of a registration rights agreement entered into in connection with the

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(continued)

issuance of the notes, the Company is required to complete an exchange offer of the notes for substantially identical notes registered under the Securities Act. The Company would be required to pay additional interest on the notes in the event the exchange offer is not completed by a specified date and under certain other circumstances.

     On August 26, 2004, the Company amended its outstanding zero-coupon convertible senior notes to require the settlement of any repurchase obligation with respect to the convertible senior notes for cash.

     As of October 2, 2004, the Company’s primary credit facility consisted of a $1.7 billion amended and restated credit facility, which matures on March 26, 2006. The Company’s $250 million revolving credit facility matured on May 4, 2004. As of October 2, 2004 and December 31, 2003, there were no amounts outstanding under the Company’s primary credit facility.

     The Company’s primary credit facility contains numerous covenants relating to the maintenance of certain financial ratios and to the management and operation of the Company. The covenants include, among other restrictions, limitations on indebtedness, guarantees, mergers, acquisitions, fundamental corporate changes, asset sales, investments, loans and advances, liens, dividends and other stock payments, transactions with affiliates and optional payments and modification of debt instruments. The Company’s senior notes also contain covenants restricting the ability of the Company and its subsidiaries to incur liens and to enter into sale and leaseback transactions and restricting the ability of the Company to consolidate with, to merge with or into, or to sell or otherwise dispose of all or substantially all of its assets to any person. As of October 2, 2004, the Company was in compliance with all covenants and other requirements set forth in its primary credit facility and senior notes.

     The Company’s obligations under its primary credit facility and senior notes are guaranteed, on a joint and several basis, by certain of its significant subsidiaries, all of which are directly or indirectly 100%-owned by Lear. See Note 19, “Supplemental Guarantor Condensed Consolidating Financial Statements.”

(9) Pension and Other Postretirement Benefit Plans

Net Periodic Benefit Cost

     The components of the Company’s net periodic benefit cost are shown below (in millions):

	Pension		Other Postretirement
	Three Months Ended		Three Months Ended
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003
Service cost	$8.9	$8.4	$3.6	$3.7
Interest cost	6.9	7.1	3.3	3.1
Expected return on plan assets	(4.6)	(4.4)	—	—
Amortization of actuarial loss	0.7	0.7	1.0	0.7
Amortization of transition (asset) obligation	(0.1)	0.1	0.3	0.5
Amortization of prior service cost	0.8	1.0	(0.7)	(0.1)

Net periodic benefit cost	$12.6	$12.9	$7.5	$7.9

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	Pension		Other Postretirement
	Nine Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003
Service cost	$30.2	$25.2	$10.8	$11.1
Interest cost	25.8	21.3	9.5	9.3
Expected return on plan assets	(18.8)	(13.2)	—	—
Amortization of actuarial loss	2.3	2.1	3.0	2.1
Amortization of transition (asset) obligation	(0.3)	0.3	0.9	1.5
Amortization of prior service cost	3.5	3.0	(2.1)	(0.3)
Special termination benefits	0.1	—	0.2	—
Curtailment gain	—	—	(7.7)	—

Net periodic benefit cost	$42.8	$38.7	$14.6	$23.7

Contributions

     Employer contributions to the Company’s domestic and foreign pension plans for the three and nine months ended October 2, 2004, were approximately $12.9 million and $28.0 million, respectively. The Company expects to contribute an additional $10 to $12 million, in aggregate, to its domestic and foreign pension portfolios in the last three months of 2004.

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

     In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which provides the applicable accounting guidance related to the federal subsidy. In accordance with the transition provisions of FSP 106-2, the effects of the Act are reflected in the measurement of the postretirement benefit obligation and net periodic postretirement benefit cost as of and for the three and nine months ended October 2, 2004. The effects of adoption were not significant.

(10) Other Expense, Net

     Other expense includes state and local non-income taxes, foreign exchange gains and losses, minority interests in consolidated subsidiaries, equity in net income of affiliates, gains and losses on the sales of fixed assets and other miscellaneous income and expense. A summary of other expense is shown below (in millions):

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003
Other expense	$11.6	$16.4	$44.1	$47.4
Other income	(1.6)	(3.0)	(5.2)	(6.8)

Other expense, net	$10.0	$13.4	$38.9	$40.6

(11) Provision for Income Taxes

     The provision for income taxes was $14.1 million, representing an effective tax rate of 13.3%, and $29.6 million, representing an effective tax rate of 28.0%, in the three months ended October 2, 2004 and September 27, 2003, respectively. The provision for income taxes was $91.5 million, representing an effective tax rate of 23.4%, and $103.3 million, representing an effective tax rate of 29.4%, in the nine months ended October 2, 2004 and September 27, 2003, respectively. The tax provision for the three months and nine months ended October 2, 2004, includes the benefit from a favorable tax settlement related to prior years’ tax return matters, which reduced the effective tax rate by 14.5% and 3.9%, respectively. Excluding the impact of this settlement, the effective tax rates for the three and nine months ended October 2, 2004 and September 27, 2004, approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, valuation adjustments, research and development credits and other items.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(continued)

     On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act contains a one-time foreign dividend repatriation provision, which provides for a special deduction with respect to certain qualifying dividends from foreign subsidiaries for a limited period. The Company anticipates that its review of the Act will be completed as related guidance is issued and analysis of certain provisions of the Act is completed.

(12) Net Income Per Share

     Basic net income per share is computed using the weighted average common shares outstanding during the period. Diluted net income per share is computed using the average share price during the period when calculating the dilutive effect of common stock equivalents. A summary of shares outstanding is shown below:

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003
Weighted average common shares outstanding	68,327,106	67,068,415	68,506,459	66,301,793
Dilutive effect of common stock equivalents	1,375,770	1,930,169	1,684,196	1,756,233

Diluted shares outstanding	69,702,876	68,998,584	70,190,655	68,058,026

     Certain options were not included in the computation of diluted shares outstanding, as inclusion would have resulted in antidilution. A summary of these options and their exercise prices is shown below:

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003
Antidilutive options outstanding	16,000	552,000	—	552,000
Exercise price	$55.33	$54.22	—	$54.22

     The 4,813,056 shares issuable upon conversion of the Company’s outstanding zero-coupon convertible senior notes are not included in the computation of diluted shares outstanding, as none of the contingent conversion events set forth in the notes has occurred. In October 2004, the FASB ratified the final consensus of the Emerging Issues Task Force (“EITF”) on EITF 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which states that the impact of contingently convertible instruments that are convertible into common stock upon the achievement of a specified market price of the issuer’s shares, such as the Company’s outstanding zero-coupon convertible senior notes, should be included in diluted net income per share computations regardless of whether the market price trigger has been met. The provisions will be effective for reporting periods ending after December 15, 2004, and all prior period net income per share amounts presented will be restated to conform to the new provisions. The effect of EITF 04-08 on the calculation of basic and diluted net income per share will be to adjust net income by adding back after-tax interest expense and to increase total shares outstanding by the number of shares that would be issuable upon conversion. The pro forma effects of this new accounting pronouncement are shown below (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003
Net income, as reported	$91.7	$76.1	$299.2	$248.1
Add: After-tax interest expense on convertible debt	2.3	2.2	7.0	6.6

Net income, for diluted net income per share	$94.0	$78.3	$306.2	$254.7

Diluted shares outstanding, as reported	69,702,876	68,998,584	70,190,655	68,058,026
Add: Shares issuable upon conversion of convertible debt	4,813,056	4,813,056	4,813,056	4,813,056

Diluted shares outstanding, pro forma	74,515,932	73,811,640	75,003,711	72,871,082

Diluted net income per share, pro forma	$1.26	$1.06	$4.08	$3.50

     For further information related to the zero-coupon convertible senior notes, see Note 8, “Long-Term Debt,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(continued)

(13) Comprehensive Income

     Comprehensive income is defined as all changes in a company’s net assets except changes resulting from transactions with stockholders. It differs from net income in that certain items currently recorded in equity would be a part of comprehensive income. A summary of comprehensive income is shown below (in millions):

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003
Net income	$91.7	$76.1	$299.2	$248.1
Other comprehensive income (loss):
Derivative instruments and hedging activities	1.8	1.2	11.5	9.6
Foreign currency translation adjustment	21.9	(0.8)	3.6	54.5

Other comprehensive income	23.7	0.4	15.1	64.1

Comprehensive income	$115.4	$76.5	$314.3	$312.2

(14) Pre-Production Costs Related to Long-Term Supply Agreements

     The Company incurs pre-production engineering, research and development (“ER&D”) and tooling costs related to the products produced for its customers under long-term supply agreements. The Company expenses all pre-production ER&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, the Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which the customer has not provided a non-cancelable right to use the tooling. During the first nine months of 2004 and 2003, the Company capitalized $168.3 million and $128.8 million, respectively, of pre-production ER&D costs for which reimbursement is contractually guaranteed by the customer. In addition, during the first nine months of 2004 and 2003, the Company capitalized $289.0 million and $245.2 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling. These amounts are included in recoverable customer engineering and tooling and other long-term assets in the consolidated balance sheets. During the nine months ended October 2, 2004 and September 27, 2003, the Company collected $474.1 million and $315.7 million, respectively, of cash related to the reimbursement of ER&D and tooling costs.

     During the first nine months of 2004 and 2003, the Company capitalized $24.3 million and $33.9 million, respectively, of Company-owned tooling. These amounts are included in property, plant and equipment, net, in the consolidated balance sheets.

     The classification of capitalized pre-production ER&D and tooling costs related to long-term supply agreements is shown below (in millions):

	October 2,	December 31,
	2004	2003
Current	$171.1	$169.0
Long-term	232.8	233.5

Recoverable customer engineering and tooling	$403.9	$402.5

     Gains and losses related to ER&D and tooling projects are reviewed on an aggregated program basis. Net gains on projects are deferred and recognized over the life of the long-term supply agreement. Net losses on projects are recognized as costs are incurred.

(15) Legal and Other Contingencies

     As of October 2, 2004 and December 31, 2003, the Company had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $25.5 million and $40.9 million, respectively. Such reserves reflect amounts recognized in accordance with accounting principles generally accepted in the United States and typically exclude the cost of legal representation.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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

     On January 29, 2002, Seton Company, one of the Company’s leather suppliers, filed a suit alleging that the Company had breached a purported agreement to purchase leather from Seton for seats for the life of the General Motors GMT 800 program. This suit presently is pending in the U.S. District Court for the Eastern District of Michigan. Seton seeks compensatory and exemplary damages on breach of contract and promissory estoppel claims and has submitted a report alleging up to approximately $75 million in damages. The Company has filed a counterclaim and believes that it has meritorious defenses to Seton’s liability and damages claims. The Company intends to vigorously contest the lawsuit. As of the date of this Report, discovery is continuing, and the trial is scheduled for the first quarter of 2005.

     Product Liability Matters In the event that use of the Company’s products results in, or is alleged to result in, bodily injury and/or property damage or other losses, the Company may be subject to product liability lawsuits and other claims. In addition, the Company is a party to warranty-sharing and other agreements with its customers relating to its products. These customers may pursue claims against the Company for contribution of all or a portion of the amounts sought in connection with product liability and warranty claims. The Company can provide no assurances that it will not experience material claims in the future or that it will not incur significant costs to defend such claims. In addition, if any of the Company’s products are, or are alleged to be, defective, the Company may be required or requested by its customers to participate in a recall or other corrective action involving such products. Certain of the Company’s customers have asserted claims against the Company for costs related to recalls involving the Company’s products. In certain instances, the allegedly defective products were supplied by Tier 2 suppliers against whom the Company has sought or will seek contribution. The Company believes that the overall net impact of these claims is not likely to be material, although no assurances can be given in this regard. The Company carries insurance for certain legal matters, including product liability claims, but such coverage may be limited. The Company does not maintain insurance for recall matters, as such insurance is not generally available.

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

     A summary of the changes in product warranty liabilities for the nine months ended October 2, 2004, is shown below (in millions):

Balance as of December 31, 2003	$39.7
Expense, net	7.2
Settlements and other	0.1

Balance as of October 2, 2004	$47.0

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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(continued)

     As of October 2, 2004 and December 31, 2003, the Company had recorded reserves for environmental matters of $6.7 million and $4.8 million, respectively. While the Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse effect on its business, consolidated financial position or results of future operations, no assurances can be given in this regard.

     One of the Company’s subsidiaries and certain predecessor companies were named as defendants in an action filed by three plaintiffs in August 2001 in the Circuit Court of Lowndes County, Mississippi asserting claims stemming from alleged environmental contamination caused by an automobile parts manufacturing plant located in Columbus, Mississippi. The plant was acquired by the Company as part of the UT Automotive acquisition in May 1999 and sold almost immediately thereafter, in June 1999, to Johnson Electric Holdings Limited (“Johnson Electric”). In December 2002, approximately 61 additional cases were filed by approximately 1,000 plaintiffs in the same court against the Company and other defendants relating to similar claims. In September 2003, the Company was dismissed as a party to these cases. In the first half of 2004, the Company was named again as a defendant in these same 61 cases and was also named in five new actions filed by approximately 150 individual plaintiffs related to alleged environmental contamination from the same facility. The plaintiffs in these actions are persons who allegedly were either residents and/or owned property near the facility or worked at the facility. Each of these complaints seeks compensatory and punitive damages. To date, there has been limited discovery in these cases and the probability of liability and the amount of damages in the event of liability are unknown. UTC, the former owner of UT Automotive, and Johnson Electric have each sought indemnification from the Company under the respective acquisition agreements, and the Company has claimed indemnification from them under the same agreements. To date, no company admits to, or has been found to have, an obligation to fully defend and indemnify any other. The Company intends to vigorously defend against these claims and believes that it will eventually be indemnified by either UTC or Johnson Electric for resulting losses, if any.

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

(16) Segment Reporting

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

     The Company evaluates the performance of its operating segments based primarily on revenues from external customers, income before interest, other expense and income taxes and cash flow, being defined as income before interest, other expense and income taxes less capital expenditures plus depreciation and amortization. A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended October 2, 2004
			Electronic and
	Seating	Interior	Electrical	Other	Consolidated
Revenues from external customers	$2,592.7	$665.0	$640.1	$—	$3,897.8
Income before interest, other expense and income taxes	167.3	8.2	41.3	(57.7)	159.1
Depreciation and amortization	30.6	27.2	25.0	5.5	88.3
Capital expenditures	40.8	18.4	25.1	6.8	91.1
Total assets	4,288.4	2,413.7	2,563.3	311.1	9,576.5

	Three Months Ended September 27, 2003
			Electronic and
	Seating	Interior	Electrical	Other	Consolidated
Revenues from external customers	$2,340.4	$655.5	$495.6	$—	$3,491.5
Income before interest, other expense and income taxes	157.7	14.3	43.8	(52.7)	163.1
Depreciation and amortization	30.6	28.0	16.6	7.4	82.6
Capital expenditures	24.2	21.0	21.0	10.7	76.9
Total assets	3,650.0	2,502.9	2,045.3	155.2	8,353.4

	Nine Months Ended October 2, 2004
			Electronic and
	Seating	Interior	Electrical	Other	Consolidated
Revenues from external customers	$8,488.5	$2,221.4	$1,964.0	$—	$12,673.9
Income before interest, other expense and income taxes	504.1	56.8	158.7	(168.4)	551.2
Depreciation and amortization	98.0	81.2	62.2	17.0	258.4
Capital expenditures	141.1	64.9	70.6	7.1	283.7
Total assets	4,288.4	2,413.7	2,563.3	311.1	9,576.5

	Nine Months Ended September 27, 2003
			Electronic and
	Seating	Interior	Electrical	Other	Consolidated
Revenues from external customers	$7,861.9	$2,048.1	$1,581.4	$—	$11,491.4
Income before interest, other expense and income taxes	473.4	66.2	146.6	(149.5)	536.7
Depreciation and amortization	96.0	80.3	50.6	7.8	234.7
Capital expenditures	54.9	78.7	65.1	15.5	214.2
Total assets	3,650.0	2,502.9	2,045.3	155.2	8,353.4

     In 2004, the Company changed its allocation of goodwill. Goodwill, previously reflected in “Other,” has been allocated to the reportable operating segments. Total assets by reportable operating segment as of September 27, 2003, reflect this change.

     A reconciliation of consolidated income before interest, other expense and income taxes to consolidated income before provision for income taxes is shown below (in millions):

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003
Income before interest, other expense and income taxes	$159.1	$163.1	$551.2	$536.7
Interest expense	43.3	44.0	121.6	144.7
Other expense, net	10.0	13.4	38.9	40.6

Income before provision for income taxes	$105.8	$105.7	$390.7	$351.4

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(17) Financial Instruments

     From time to time, certain of the Company’s European subsidiaries factor their accounts receivable with financial institutions. Such receivables are factored without recourse to the Company and are not included in accounts receivable in the consolidated balance sheets. As of October 2, 2004, there were no factored accounts receivable. As of December 31, 2003, the amount of factored receivables was $70.6 million.

     Asset-backed Securitization Agreement Under an asset-backed securitization facility (“ABS facility”), the Company and several of its U.S. subsidiaries sell certain accounts receivable to a wholly-owned, consolidated, bankruptcy-remote special purpose corporation (Lear ASC Corporation). In turn, Lear ASC Corporation transfers undivided interests in up to $200 million of the receivables to bank-sponsored commercial-paper conduits. In October 2004, the ABS facility was amended to extend the termination date to November 1, 2005. As of October 2, 2004 and December 31, 2003, accounts receivable totaling $542.4 million and $671.1 million, respectively, had been transferred to Lear ASC Corporation, but no undivided interests in the receivables were transferred to the conduits. As such, these amounts are included in accounts receivable in the consolidated balance sheets. A discount on the sale of receivables of $0.4 million and $0.5 million was recognized in the three months ended October 2, 2004 and September 27, 2003, respectively, and $1.3 million and $2.0 million was recognized in the nine months ended October 2, 2004 and September 27, 2003, respectively. This discount is reflected in other expense, net in the accompanying consolidated statements of income.

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

     The following table summarizes certain cash flows received from and paid to Lear ASC Corporation (in millions):

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003
Repayments of securitizations	$—	$(23.1)	$—	$(138.5)
Proceeds from collections reinvested in securitizations	1,041.0	1,092.1	3,627.5	3,472.9
Servicing fees received	1.3	1.2	4.1	3.9

Derivative Instruments and Hedging Activities

     Forward foreign exchange, futures and option contracts — The Company uses forward foreign exchange, futures and option contracts to reduce the effect of fluctuations in foreign exchange rates on short-term, foreign currency denominated intercompany transactions and other known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Mexican peso, Canadian dollar and the Euro. Forward foreign exchange and futures contracts are accounted for as fair value hedges when the hedged item is a recognized asset or liability or an unrecognized firm commitment. As of October 2, 2004, contracts designated as fair value hedges with $1.2 billion of notional amount were outstanding with maturities of less than six months. As of October 2, 2004, the fair market value of these contracts was approximately $2.2 million. Forward foreign exchange, futures and option contracts are accounted for as cash flow hedges when the hedged item is a forecasted transaction or the variability of cash flows to be paid or received relates to a recognized asset or liability. As of October 2, 2004, contracts designated as cash flow hedges with $834.7 million of notional amount were outstanding with maturities of less than fifteen months. As of October 2, 2004, the fair market value of these contracts was approximately negative $1.4 million.

     Interest rate swap contracts — The Company uses interest rate swap contracts to manage its exposure to fluctuations in interest rates. Interest rate swap contracts which fix the interest payments of certain variable rate debt instruments or fix the market rate component of anticipated fixed rate debt instruments are accounted for as cash flow hedges. Interest rate swap contracts which hedge the change in fair market value of certain fixed rate debt instruments are accounted for as fair value hedges. As of October 2, 2004, contracts representing $600 million of notional amount were outstanding with maturity dates of May 2005 through May 2009. All of these contracts are designated as fair value hedges and modify the fixed rate characteristics of the Company’s outstanding long-term debt with fixed coupons and maturities of 7.96% in May 2005 and 8.11% in May 2009. These contracts effectively convert the fixed

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

coupon liabilities into variable rate obligations with coupons of six-month LIBOR plus weighted average spreads of 6.08% and 4.58%, respectively. The effective cost of these contracts is six-month LIBOR plus 2.67% and 3.81%, respectively, including the impact of swap contract restructuring. The fair market value of all outstanding interest rate swap agreements is subject to changes in value due to changes in interest rates. As of October 2, 2004, the fair market value of all outstanding interest rate swap agreements was approximately negative $9.4 million.

     As of October 2, 2004 and December 31, 2003, net gains of approximately $3.9 million and net losses of approximately $13.7 million, respectively, related to derivative instruments and hedging activities were recorded in accumulated other comprehensive loss. Net losses of $1.3 million and $7.5 million in the three months ended October 2, 2004 and September 27, 2003, respectively, and $4.8 million and $20.1 million in the nine months ended October 2, 2004 and September 27, 2003, respectively, related to the Company’s hedging activities were reclassified from accumulated other comprehensive loss into earnings. As of October 2, 2004, all cash flow hedges were scheduled to mature within fifteen months, all fair value hedges of the Company’s fixed rate debt instruments were scheduled to mature within five years, and all fair value hedges of the Company’s foreign exchange exposure were scheduled to mature within six months. During the twelve month period ended October 1, 2005, the Company expects to reclassify into earnings net gains of approximately $4.5 million recorded in accumulated other comprehensive loss. Such gains will be reclassified at the time the underlying hedged transactions are realized. During the three and nine months ended October 2, 2004 and September 27, 2003, amounts recognized in the consolidated statements of income related to changes in the fair market value of cash flow and fair value hedges excluded from the effectiveness assessments and the ineffective portion of changes in the fair market value of cash flow and fair value hedges were not material.

     Non-U.S. dollar financing transactions — The Company has designated its 8.125% Euro-denominated senior notes (Note 8) as a net investment hedge of long-term investments in its Euro-functional subsidiaries. As of October 2, 2004, the amount recorded in cumulative translation adjustment related to the effective portion of the net investment hedge of foreign operations was approximately negative $85.4 million.

(18) Accounting Pronouncements

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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(19) Supplemental Guarantor Condensed Consolidating Financial Statements

	October 2, 2004
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$384.1	$1.6	$115.9	$—	$501.6
Accounts receivable	58.4	366.6	2,091.2	—	2,516.2
Inventories	19.7	209.2	454.9	—	683.8
Recoverable customer engineering and tooling	33.9	96.7	40.5	—	171.1
Other	86.7	80.7	157.5	—	324.9

Total current assets	582.8	754.8	2,860.0	—	4,197.6

LONG-TERM ASSETS:
Property, plant and equipment, net	163.3	738.0	1,029.1	—	1,930.4
Goodwill, net	100.3	1,906.7	961.1	—	2,968.1
Investments in subsidiaries	3,668.9	2,351.2	—	(6,020.1)	—
Other	109.0	65.7	305.7	—	480.4

Total long-term assets	4,041.5	5,061.6	2295.9	(6,020.1)	5,378.9

	$4,624.3	$5,816.4	$5,155.9	$(6,020.1)	$9,576.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$—	$—	$24.1	$—	$24.1
Accounts payable and drafts	215.8	779.1	1,619.5	—	2,614.4
Accrued liabilities	170.3	360.4	720.0	—	1,250.7
Current portion of long-term debt	603.9	2.0	6.7	—	612.6

Total current liabilities	990.0	1,141.5	2,370.3	—	4,501.8

LONG-TERM LIABILITIES:
Long-term debt	1,819.1	12.1	22.9	—	1,854.1
Intercompany accounts, net	(952.5)	1,711.4	(758.9)	—	—
Other	255.1	183.9	269.0	—	708.0

Total long-term liabilities	1,121.7	1,907.4	(467.0)	—	2,562.1

STOCKHOLDERS’ EQUITY	2,512.6	2,767.5	3,252.6	(6,020.1)	2,512.6

	$4,624.3	$5,816.4	$5,155.9	$(6,020.1)	$9,576.5

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(19) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	December 31, 2003
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40.9	$9.7	$118.7	$—	$169.3
Accounts receivable	17.9	331.0	1,851.4	—	2,200.3
Inventories	10.2	188.0	352.0	—	550.2
Recoverable customer engineering and tooling	(11.1)	86.5	93.6	—	169.0
Other	97.3	57.8	131.5	—	286.6

Total current assets	155.2	673.0	2,547.2	—	3,375.4

LONG-TERM ASSETS:
Property, plant and equipment, net	127.4	765.8	924.6	—	1,817.8
Goodwill, net	100.2	1,906.7	933.2	—	2,940.1
Investments in subsidiaries	3,320.4	2,071.9	—	(5,392.3)	—
Other	96.9	70.4	270.4	—	437.7

Total long-term assets	3,644.9	4,814.8	2,128.2	(5,392.3)	5,195.6

	$3,800.1	$5,487.8	$4,675.4	$(5,392.3)	$8,571.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$0.3	$0.1	$16.7	$—	$17.1
Accounts payable and drafts	128.7	749.1	1,566.3	—	2,444.1
Accrued liabilities	148.3	379.9	588.7	—	1,116.9
Current portion of long-term debt	—	1.6	2.4	—	4.0

Total current liabilities	277.3	1,130.7	2,174.1	—	3,582.1

LONG-TERM LIABILITIES:
Long-term debt	2,027.0	12.8	17.4	—	2,057.2
Intercompany accounts, net	(1,024.8)	1,496.8	(472.0)	—	—
Other	263.1	180.6	230.5	—	674.2

Total long-term liabilities	1,265.3	1,690.2	(224.1)	—	2,731.4

STOCKHOLDERS’ EQUITY	2,257.5	2,666.9	2,725.4	(5,392.3)	2,257.5

	$3,800.1	$5,487.8	$4,675.4	$(5,392.3)	$8,571.0

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(19) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	For the Three Months Ended October 2, 2004
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$282.3	$1,658.6	$2,584.6	$(627.7)	$3,897.8
Cost of sales	299.3	1,509.9	2,396.1	(627.7)	3,577.6
Selling, general and administrative expenses	38.6	38.6	83.9	—	161.1
Interest expense	8.3	26.5	8.5	—	43.3
Intercompany (income) expense, net	(82.5)	80.3	2.2	—	—
Other expense, net	1.6	6.8	1.6	—	10.0

Income (loss) before provision (credit) for income taxes and equity in net income of subsidiaries	17.0	(3.5)	92.3	—	105.8
Provision (credit) for income taxes	(14.1)	7.6	20.6	—	14.1
Equity in net income of subsidiaries	(60.6)	(24.6)	—	85.2	—

Net income	$91.7	$13.5	$71.7	$(85.2)	$91.7

	For the Three Months Ended September 27, 2003
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$231.0	$1,738.0	$2,064.4	$(541.9)	$3,491.5
Cost of sales	236.1	1,561.6	1,932.0	(541.9)	3,187.8
Selling, general and administrative expenses	31.5	52.2	56.9	—	140.6
Interest expense	16.1	20.1	7.8	—	44.0
Intercompany (income) expense, net	(128.9)	82.8	46.1	—	—
Other (income) expense, net	(1.4)	8.9	5.9	—	13.4

Income before provision (credit) for income taxes and equity in net income of subsidiaries	77.6	12.4	15.7	—	105.7
Provision (credit) for income taxes	11.0	21.9	(3.3)	—	29.6
Equity in net income of subsidiaries	(9.5)	(11.3)	—	20.8	—

Net income	$76.1	$1.8	$19.0	$(20.8)	$76.1

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(19) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	For the Nine Months Ended October 2, 2004
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$794.6	$5,707.2	$8,157.6	$(1,985.5)	$12,673.9
Cost of sales	866.0	5,184.5	7,570.2	(1,985.5)	11,635.2
Selling, general and administrative expenses	119.7	143.5	224.3	—	487.5
Interest expense	10.8	84.1	26.7	—	121.6
Intercompany (income) expense, net	(254.3)	269.0	(14.7)	—	—
Other (income) expense, net	(16.0)	17.6	37.3	—	38.9

Income before provision (credit) for income taxes and equity in net income of subsidiaries	68.4	8.5	313.8	—	390.7
Provision (credit) for income taxes	(14.3)	32.7	73.1	—	91.5
Equity in net income of subsidiaries	(216.5)	(128.8)	—	345.3	—

Net income	$299.2	$104.6	$240.7	$(345.3)	$299.2

	For the Nine Months Ended September 27, 2003
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$769.9	$5,764.5	$6,735.6	$(1,778.6)	$11,491.4
Cost of sales	774.7	5,198.9	6,330.9	(1,778.6)	10,525.9
Selling, general and administrative expenses	98.0	142.9	187.9	—	428.8
Interest expense	54.0	50.5	40.2	—	144.7
Intercompany (income) expense, net	(322.3)	258.9	63.4	—	—
Other expense, net	1.4	28.4	10.8	—	40.6

Income before provision (credit) for income taxes and equity in net income of subsidiaries	164.1	84.9	102.4	—	351.4
Provision (credit) for income taxes	27.5	91.6	(15.8)	—	103.3
Equity in net income of subsidiaries	(111.5)	(79.1)	—	190.6	—

Net income	$248.1	$72.4	$118.2	$(190.6)	$248.1

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(19) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	For the Nine Months Ended October 2, 2004
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net cash provided by operating activities	$144.7	$11.7	$287.6	$—	$444.0
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(54.5)	(93.6)	(135.6)	—	(283.7)
Cost of acquisitions, net of cash acquired	(12.3)	(3.3)	(81.9)	—	(97.5)
Other, net	8.4	11.0	14.6	—	34.0

Net cash used in investing activities	(58.4)	(85.9)	(202.9)	—	(347.2)

Cash Flows from Financing Activities:
Issuance of senior notes	399.2	—	—	—	399.2
Long-term debt repayments, net	(7.5)	—	(44.0)	—	(51.5)
Short-term debt repayments, net	(0.3)	(0.1)	(36.6)	—	(37.0)
Dividends paid	(54.6)	—	—	—	(54.6)
Proceeds from exercise of stock options	20.1	—	—	—	20.1
Repurchase of common stock	(50.6)	—	—	—	(50.6)
Increase in drafts	8.1	(4.6)	0.1	—	3.6
Change in intercompany accounts	(57.5)	70.2	(12.7)	—	—

Net cash provided by financing activities	256.9	65.5	(93.2)	—	229.2

Effect of foreign currency translation	—	0.6	5.7	—	6.3

Net Change in Cash and Cash Equivalents	343.2	(8.1)	(2.8)		332.3
Cash and Cash Equivalents as of Beginning of Period	40.9	9.7	118.7	—	169.3

Cash and Cash Equivalents as of End of Period	$384.1	$1.6	$115.9	$—	$501.6

	For the Nine Months Ended September 27, 2003
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net cash provided by operating activities	$252.7	$118.9	$(12.0)	$—	$359.6
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(20.3)	(72.3)	(121.6)		(214.2)
Cost of acquisitions, net of cash acquired	(1.8)	—	(10.6)		(12.4)
Other, net	—	9.6	21.9	—	31.5

Net cash used in investing activities	(22.1)	(62.7)	(110.3)	—	(195.1)

Cash Flows from Financing Activities:
Long-term debt repayments, net	(121.9)	2.2	(6.4)	—	(126.1)
Short-term debt repayments, net	(4.5)	—	(23.9)	—	(28.4)
Proceeds from exercise of stock options	42.5	—	—	—	42.5
Repurchase of common stock	(1.1)	—	—	—	(1.1)
Decrease in drafts	(27.5)	7.7	(13.7)	—	(33.5)
Change in intercompany accounts	(118.2)	(45.2)	163.4	—	—

Net cash used in financing activities	(230.7)	(35.3)	119.4	—	(146.6)

Effect of foreign currency translation	—	(16.8)	9.7	—	(7.1)

Net Change in Cash and Cash Equivalents	(0.1)	4.1	6.8		10.8
Cash and Cash Equivalents as of Beginning of Period	0.5	3.0	88.2	—	91.7

Cash and Cash Equivalents as of End of Period	$0.4	$7.1	$95.0	$—	$102.5

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(19)	Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

     Basis of Presentation — Certain of the Company’s 100%-owned subsidiaries (the “Guarantors”) have unconditionally fully guaranteed, on a joint and several basis, the punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all of the Company’s obligations under the primary credit facility and the indentures governing the Company’s senior notes, including the Company’s obligations to pay principal, premium, if any, and interest with respect to the senior notes. The senior notes consist of $600 million aggregate principal amount of 7.96% senior notes due May 15, 2005, $800 million aggregate principal amount of 8.11% senior notes due May 15, 2009, Euro 250 million aggregate principal amount of 8.125% senior notes due 2008, $640 million aggregate principal amount at maturity of zero-coupon convertible senior notes due 2022 and $400 million aggregate principal amount of 5.75% senior notes due August 1, 2014. The Guarantors under the indentures are currently Lear Operations Corporation, Lear Seating Holdings Corp. #50, Lear Corporation EEDS and Interiors, Lear Technologies, L.L.C., Lear Midwest Automotive, Limited Partnership, Lear Automotive (EEDS) Spain S.L. and Lear Corporation Mexico, S.A. de C.V. In lieu of providing separate unaudited financial statements for the Guarantors, the Company has included the unaudited supplemental guarantor condensed consolidating financial statements above. Management does not believe that separate financial statements of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented.

     Distributions — There are no significant restrictions on the ability of the Guarantors to make distributions to the Company.

     Selling, General and Administrative Expenses — The Parent allocated $32.3 million and $24.1 million in the three months ended October 2, 2004 and September 27, 2003, respectively, and $76.0 million and $70.0 million in the nine months ended October 2, 2004 and September 27, 2003, respectively, of corporate selling, general and administrative expenses to its operating subsidiaries. The allocations were based on various factors, which estimate usage of particular corporate functions, and in certain instances, other relevant factors, such as the revenues or the number of employees of the Company’s subsidiaries.

     Long-term debt of the Parent and the Guarantors — A summary of long-term debt of the Parent and the Guarantors on a combined basis is shown below (in millions):

	October 2,	December 31,
	2004	2003
Senior notes	$2,390.4	$1,987.0
Other long-term debt	46.7	54.4

	2,437.1	2,041.4
Less — current portion	(605.9)	(1.6)

	$1,831.2	$2,039.8

     The obligations of foreign subsidiary borrowers under the primary credit facility are guaranteed by the Parent.

     For more information on the above indebtedness, see Note 8, “Long-Term Debt.”

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

     We are one of the world’s largest automotive interior systems suppliers based on net sales. Our net sales have grown from $9.1 billion for the year ended December 31, 1998, to $15.7 billion for the year ended December 31, 2003, a compound annual growth rate of 12%. The major sources of this growth have been new program awards and the completion of the acquisition of UT Automotive, Inc. (“UT Automotive”) in May 1999. We supply every major automotive manufacturer in the world, including General Motors, Ford, DaimlerChrysler, BMW, Fiat, PSA, Volkswagen, Renault-Nissan, Toyota, Subaru, Porsche and Hyundai.

     We have capabilities in all five principal segments of the automotive interior market: seat systems; flooring and acoustic systems; door panels; instrument panels and cockpit systems; and overhead systems. We are also one of the leading global suppliers of automotive electronic products and electrical distribution systems. As a result of these capabilities, we can offer our customers fully-integrated automotive interiors, including electronic products and electrical distribution systems. In 2002, we were awarded the first-ever total interior integrator program by General Motors for the 2006 Buick Lucerne and Cadillac DTS models. As a total interior integrator, we work closely with the customer on the design and are responsible for the engineering, component/module sourcing, manufacturing and delivery of the automotive interiors for these two full-size passenger cars.

     Demand for our products is directly related to automotive vehicle production. Automotive sales and production can be affected by general economic conditions, labor relations issues, regulatory requirements, trade agreements and other factors. Our operating results are also significantly impacted by what is referred to in this section as “vehicle production volume and mix”; that is, overall industry production, the commercial success of the vehicle platforms for which we supply products as well as our relative profitability on these platforms. In addition, our two largest customers, General Motors and Ford and their respective affiliates, together accounted for approximately 59% of our net sales in 2003. Excluding Opel, Saab, Volvo, Jaguar and Land Rover, which are affiliates of General Motors or Ford, General Motors and Ford accounted for approximately 47% of our net sales in 2003. A significant loss of business with respect to any vehicle model for which we are a significant supplier could materially and negatively affect our operating results.

     Automotive industry conditions in North America and Europe continue to be challenging. In North America, the industry is characterized by significant overcapacity, fierce competition and significant pension and healthcare liabilities for the domestic automakers. In addition, the domestic automakers have recently announced production cuts which impact several of our key platforms. In Europe, the market structure is highly fragmented with significant overcapacity and several of our key platforms have experienced production declines. Historically, the majority of our sales have been derived from the U.S.-based automotive manufacturers in North America, as well as automotive manufacturers in Western Europe. As discussed below, our ability to increase sales in the future will depend, in part, on our ability to increase our penetration of Asian automotive manufacturers worldwide and leverage our existing European customer base across all product lines.

     Our customers require us to reduce costs and, at the same time, assume greater responsibility for the design, development, engineering and integration of interior products. We seek to enhance our profitability by investing in technology, design capabilities and new product initiatives that respond to the needs of our customers and consumers. Our profitability is also dependent on our ability to achieve product cost reductions, including cost reductions from our suppliers. Finally, we continually evaluate alternatives to align our business with the changing needs of our customers and to lower the operating costs of our Company. This may include the realignment of our existing manufacturing capacity, facility closures or similar actions.

     Increases in certain raw material or commodity costs, such as steel, resins and diesel fuel, have negatively impacted our operating results in the first nine months of 2004, and we expect them to have a significant impact on our profitability in the remainder of 2004 and in 2005. We have developed strategies to mitigate the impact, which include aggressive cost reduction actions, the selective in-sourcing of components where we have available capacity, the continued consolidation of our supply base and the acceleration of low-cost country sourcing and engineering. In addition, the sharing of increased raw material costs has been, or will be, the subject of negotiations with our suppliers and our customers. While we believe that our mitigation efforts will offset a substantial portion of the financial impact of increased commodity costs, no assurances can be given that the magnitude and duration of these cost increases will not have a material impact on our future operating results. See “— Forward-Looking Statements.”

     In evaluating our financial condition and operating performance, we focus primarily on profitable sales growth and cash flows, as well as return on invested capital on a consolidated basis. In addition to maintaining and expanding our business with our existing

LEAR CORPORATION

customers in our more established markets, we have increased our emphasis on expanding our business in Eastern European and Asian markets and with Asian automotive manufacturers worldwide. The Eastern European and Asian markets present growth opportunities, as automotive manufacturers expand production in these markets to meet increasing demand. We currently have twelve joint ventures in China and several other joint ventures dedicated to serving Asian automotive manufacturers. We will continue to seek ways to expand our business in Eastern European and Asian markets and with Asian automotive manufacturers worldwide.

     Our success in generating cash flow will depend, in part, on our ability to efficiently manage working capital. Working capital can be significantly impacted by the timing of cash flows from sales and purchases. In this regard, changes in customer payment terms are expected to have a negative impact on our reported cash flows through 2005. In addition, our cash flow is dependent on our ability to efficiently manage our capital spending. We can strengthen our balance sheet by promoting a flexible cost structure and efficiently utilizing our asset base. Return on invested capital is a measure of the efficiency with which assets are deployed to increase earnings. Improvements in our return on invested capital will depend on our ability to maintain an appropriate asset base for our business and to increase productivity and operating efficiency.

     For further information related to other factors that have had, or may in the future have, a significant impact on our business, financial condition or results of operations, see “ — Forward-Looking Statements” and Item 7, “ — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2003.

RESULTS OF OPERATIONS

     A summary of our operating results as a percentage of net sales is shown below (dollar amounts in millions):

	Three Months Ended				Nine Months Ended
	October 2,		September 27,		October 2,		September 27,
	2004		2003		2004		2003
Net sales
Seating	$2,592.7	66.5%	$2,340.4	67.0%	$8,488.5	67.0%	$7,861.9	68.4%
Interiors	665.0	17.1	655.5	18.8	2,221.4	17.5	2,048.1	17.8
Electronic and electrical	640.1	16.4	495.6	14.2	1,964.0	15.5	1,581.4	13.8

Net sales	3,897.8	100.0	3,491.5	100.0	12,673.9	100.0	11,491.4	100.0
Gross profit	320.2	8.2	303.7	8.7	1,038.7	8.2	965.5	8.4
Selling, general and administrative expenses	161.1	4.1	140.6	4.0	487.5	3.8	428.8	3.7
Interest expense	43.3	1.1	44.0	1.3	121.6	1.0	144.7	1.3
Other expense, net	10.0	0.2	13.4	0.4	38.9	0.3	40.6	0.3
Provision for income taxes	14.1	0.4	29.6	0.8	91.5	0.7	103.3	0.9

Net income	$91.7	2.4%	$76.1	2.2%	$299.2	2.4%	$248.1	2.2%

Three Months Ended October 2, 2004 vs. Three Months Ended September 27, 2003

     Net sales in the third quarter of 2004 were $3.9 billion as compared to $3.5 billion in the third quarter of 2003, an increase of $406 million or 12%. New business, net of selling price reductions, net foreign exchange rate fluctuations and the net impact of our acquisitions and divestitures increased net sales by $283 million, $142 million and $103 million, respectively. These increases were partially offset by the impact of unfavorable vehicle production mix, which negatively impacted net sales by $140 million.

     Gross profit and gross margin were $320 million and 8.2% in the quarter ended October 2, 2004, as compared to $304 million and 8.7% in the quarter ended September 27, 2003. The benefit from our productivity initiatives and other efficiencies and new business contributed $105 million and $24 million, respectively, to the increase in gross profit. Gross profit also benefited from the impact of our recent terminals and connectors acquisition and net foreign exchange rate fluctuations. Gross profit was negatively affected by the impact of selling price reductions, which, collectively with the impact of vehicle production volume and mix, reduced gross profit by $104 million. To a lesser extent, gross profit was also negatively affected by increased raw material costs.

     Selling, general and administrative expenses, including research and development, were $161 million in the three months ended October 2, 2004, as compared to $141 million in the three months ended September 27, 2003. As a percentage of net sales, selling, general and administrative expenses were 4.1% and 4.0% in the third quarters of 2004 and 2003, respectively. Our terminals and

LEAR CORPORATION

connectors acquisition, our incremental investment in new programs and net foreign exchange rate fluctuations contributed $10 million, $6 million and $4 million, respectively, to the increase in selling, general and administrative expenses in the third quarter of 2004.

     Interest expense was $43 million in the third quarter of 2004 as compared to $44 million in the third quarter of 2003. The favorable impact of our interest rate hedging activities was offset by the impact of our issuance of $400 million aggregate principal amount of unsecured 5.75% senior notes due 2014 and the financing of our terminals and connectors acquisition.

     Other expense, which includes state and local non-income taxes, foreign exchange gains and losses, minority interests in consolidated subsidiaries, equity in net income of affiliates, gains and losses on the sales of fixed assets and other miscellaneous income and expense, was $10 million and $13 million in the quarters ended October 2, 2004 and September 27, 2003, respectively. A decrease in foreign exchange losses was partially offset by a decrease in equity in net income of affiliates.

     The provision for income taxes was $14 million, representing an effective tax rate of 13.3%, in the current quarter as compared to $30 million, representing an effective tax rate of 28.0%, in the same quarter a year ago. The current quarter tax provision includes the benefit from a favorable tax settlement related to prior years’ tax return matters, which reduced the effective tax rate by 14.5%. Excluding the impact of this settlement, the effective tax rate for the third quarter of 2004 and 2003 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, valuation adjustments, research and development credits and other items.

     Net income in the third quarter of 2004 was $92 million, or $1.32 per diluted share, as compared to $76 million, or $1.10 per diluted share, in the third quarter of 2003. The improvement was primarily the result of the impact of the favorable tax settlement described above.

Reportable Operating Segments

     The financial information presented below is for our three reportable operating segments for the periods presented. These segments are: seating, which includes seat systems and the components thereof; interior, which includes flooring and acoustic systems, door panels, instrument panels and cockpit systems, overhead systems and other interior products; and electronic and electrical, which includes electronic products and electrical distribution systems, primarily wire harnesses and junction boxes; interior control and entertainment systems; and wireless systems. Financial measures regarding each segment’s income before interest, other expense and income taxes and income before interest, other expense and income taxes divided by net sales (“margin”) are not measures of performance under accounting principles generally accepted in the United States (“GAAP”). Such measures are presented because we evaluate the performance of our reportable operating segments, in part, based on income before interest, other expense and income taxes. These measures should not be considered in isolation or as a substitute for net income, net cash provided by operating activities or other income statement or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, these measures, as we determine them, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated income before interest, other expense and income taxes to income before provision for income taxes, see Note 16, “Segment Reporting.”

Seating

     A summary of financial measures for our seating segment is shown below (dollar amounts in millions):

	Three months ended
	October 2,	September 27,
	2004	2003
Net sales	$2,592.7	$2,340.4
Income before interest, other expense and income taxes	167.3	157.7
Margin	6.5%	6.7%

     Seating net sales were $2.6 billion in the third quarter of 2004 as compared to $2.3 billion in the third quarter of 2003, an increase of $252 million or 10.8%. New business, net of selling price reductions, net foreign exchange rate fluctuations and the impact of a seating acquisition in Korea, favorably impacted net sales by $198 million, $95 million and $29 million, respectively. These increases were partially offset by the impact of vehicle production volume and mix, which reduced net sales by $70 million. Income before interest, other expense and income taxes and the related margin on net sales were $167 million and 6.5% in the three months ended October 2, 2004, as compared to $158 million and 6.7% in the three months ended September 27, 2003. The benefit of our productivity initiatives and other efficiencies contributed $71 million to the increase. Income before interest, other expense and

LEAR CORPORATION

income taxes also benefited from new business. The increase was largely offset by the impact of selling price reductions, unfavorable vehicle production volume and mix and increased raw material costs.

Interior

     A summary of financial measures for our interior segment is shown below (dollar amounts in millions):

	Three months ended
	October 2,	September 27,
	2004	2003
Net sales	$665.0	$655.5
Income before interest, other expense and income taxes	8.2	14.3
Margin	1.2%	2.2%

     Interior net sales were $665 million in the third quarter of 2004 as compared to $656 million in the third quarter of 2003, an increase of $10 million or 1%. New business, net of selling price reductions, and net foreign exchange rate fluctuations favorably impacted net sales by $44 million and $18 million, respectively. These increases were partially offset by the impact of vehicle production volume and mix and our divestitures, which decreased net sales by $43 million and $9 million, respectively. Income before interest, other expense and income taxes and the related margin on net sales were $8 million and 1.2% in the three months ended October 2, 2004, as compared to $14 million and 2.2% in the three months ended September 27, 2003. The declines in income before interest, other expense and income taxes and the related margin were primarily the result of selling price reductions, unfavorable vehicle production volume and mix and increased raw material costs, partially offset by the impact of productivity initiatives and other efficiencies, as well as new business.

Electronic and Electrical

     A summary of financial measures for our electronic and electrical segment is shown below (dollar amounts in millions):

	Three months ended
	October 2,	September 27,
	2004	2003
Net sales	$640.1	$495.6
Income before interest, other expense and income taxes	41.3	43.8
Margin	6.5%	8.8%

     Electronic and electrical net sales were $640 million in the third quarter of 2004 as compared to $496 million in the third quarter of 2003, an increase of $145 million or 29%. The impact of our recent terminals and connectors acquisition, new business, net of selling price reductions, and net foreign exchange rate fluctuations favorably impacted net sales by $83 million, $41 million and $29 million, respectively. Income before interest, other expense and income taxes and the related margin on net sales were $41 million and 6.5% in the three months ended October 2, 2004, as compared to $44 million and 8.8% in the three months ended September 27, 2003. Income before interest, other expense and income taxes benefited from the impact of vehicle production volume and mix and new business. The increase was more than offset by the impact of selling price reductions and increased raw material costs. The decline in the related margin on net sales was primarily due to the impact of selling price reductions.

Nine Months Ended October 2, 2004 vs. Nine Months Ended September 27, 2003

     Net sales in the first nine months of 2004 were $12.7 billion as compared to $11.5 billion in the first nine months of 2003, an increase of $1.2 billion or 10%. New business, net of selling price reductions, net foreign exchange rate fluctuations and the impact of vehicle production volume increased net sales by $679 million, $573 million and $248 million, respectively. Net sales also benefited from the net impact of our acquisitions and divestitures, which contributed $110 million to the increase. These increases were partially offset by the impact of unfavorable vehicle production mix, which negatively impacted net sales by $427 million.

     Gross profit and gross margin were $1,039 million and 8.2% in the nine months ended October 2, 2004, as compared to $966 million and 8.4% in the nine months ended September 27, 2003. The benefit from our productivity initiatives and other efficiencies, net of costs associated with facility closures and similar actions, and new business contributed $198 million and $74 million, respectively, to the increase in gross profit. Gross profit also benefited from the impact of net foreign exchange rate fluctuations and our recent terminals and connectors acquisition. Gross profit was negatively affected by the net impact of customer and supplier commercial settlements, including selling price reductions, which, collectively with the impact of vehicle production volume and mix, reduced gross profit by $209 million. To a lesser extent, gross profit was also negatively affected by increased raw material costs.

LEAR CORPORATION

     Selling, general and administrative expenses, including research and development, were $488 million in the nine months ended October 2, 2004, as compared to $429 million in the nine months ended September 27, 2003. As a percentage of net sales, selling, general and administrative expenses were 3.8% and 3.7% in the first nine months of 2004 and 2003, respectively. Our incremental investment in new programs, net foreign exchange rate fluctuations and the impact of our terminals and connectors acquisition contributed $29 million, $17 million and $10 million, respectively, to the increase in selling, general and administrative expenses in the first nine months of 2004.

     Interest expense was $122 million in the first nine months of 2004 as compared to $145 million in the first nine months of 2003. Our interest rate hedging activities and our reduced average debt balances outstanding during the periods favorably impacted interest expense by $19 million and $5 million, respectively.

     Other expense, which includes state and local non-income taxes, foreign exchange gains and losses, minority interests in consolidated subsidiaries, equity in net income of affiliates, gains and losses on the sales of fixed assets and other miscellaneous income and expense, was $39 million in the nine months ended October 2, 2004, as compared to $41 million in the nine months ended September 27, 2003. An increase in state and local non-income taxes was offset by a decrease in losses on the sales of fixed assets.

     The provision for income taxes was $92 million, representing an effective tax rate of 23.4%, in the current period as compared to $103 million, representing an effective tax rate of 29.4%, in the same period a year ago. The current period tax provision includes the benefit from a favorable tax settlement related to prior years’ tax return matters, which reduced the effective tax rate by 3.9%. Excluding the impact of this settlement, the effective tax rate for the first nine months of 2004 and 2003 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, valuation adjustments, research and development credits and other items.

     Net income in the first nine months of 2004 was $299 million, or $4.26 per diluted share, as compared to $248 million, or $3.65 per diluted share, in the first nine months of 2003. The improvement includes the impact of the favorable tax settlement described above.

Reportable Operating Segments

     The financial information presented below is for our three reportable operating segments for the periods presented. These segments are: seating, which includes seat systems and the components thereof; interior, which includes flooring and acoustic systems, door panels, instrument panels and cockpit systems, overhead systems and other interior products; and electronic and electrical, which includes electronic products and electrical distribution systems, primarily wire harnesses and junction boxes; interior control and entertainment systems; and wireless systems. Financial measures regarding each segment’s income before interest, other expense and income taxes and income before interest, other expense and income taxes divided by net sales (“margin”) are not measures of performance under accounting principles generally accepted in the United States (“GAAP”). Such measures are presented because we evaluate the performance of our reportable operating segments, in part, based on income before interest, other expense and income taxes. These measures should not be considered in isolation or as a substitute for net income, net cash provided by operating activities or other income statement or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, these measures, as we determine them, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated income before interest, other expense and income taxes to income before provision for income taxes, see Note 16, “Segment Reporting.”

Seating

     A summary of financial measures for our seating segment is shown below (dollar amounts in millions):

	Nine months ended
	October 2,	September 27,
	2004	2003
Net sales	$8,488.5	$7,861.9
Income before interest, other expense and income taxes	504.1	473.4
Margin	5.9%	6.0%

     Seating net sales were $8.5 billion in the first nine months of 2004 as compared to $7.9 billion in the first nine months of 2003, an increase of $627 million or 8%. Net foreign exchange rate fluctuations, new business, net of selling price reductions, and the impact of a seating acquisition in Korea, favorably impacted net sales by $406 million, $329 million and $66 million, respectively. These

LEAR CORPORATION

increases were partially offset by the impact of vehicle production volume and mix, which reduced net sales by $171 million. Income before interest, other expense and income taxes and the related margin on net sales were $504 million and 5.9% in the nine months ended October 2, 2004, as compared to $473 million and 6.0% in the nine months ended September 27, 2003. The benefit of our productivity initiatives and other efficiencies, net of costs associated with facility closures and similar actions, and net foreign exchange rate fluctuations contributed $104 million and $11 million, respectively, to the increase. Income before interest, other expense and income taxes also benefited from new business. The increase was partially offset by the net impact of customer and supplier commercial settlements, including selling price reductions, unfavorable vehicle production volume and mix and increased raw material costs.

Interior

     A summary of financial measures for our interior segment is shown below (dollar amounts in millions):

	Nine months ended
	October 2,	September 27,
	2004	2003
Net sales	$2,221.4	$2,048.1
Income before interest, other expense and income taxes	56.8	66.2
Margin	2.6%	3.2%

     Interior net sales were $2.2 billion in the first nine months of 2004 as compared to $2.0 billion in the first nine months of 2003, an increase of $173 million or 8%. New business, net of selling price reductions, and net foreign exchange rate fluctuations favorably impacted net sales by $148 million and $71 million, respectively. These increases were partially offset by the impact of our divestitures and vehicle production volume and mix, which decreased net sales by $35 million and $10 million, respectively. Income before interest, other expense and income taxes and the related margin on net sales were $57 million and 2.6% in the nine months ended October 2, 2004, as compared to $66 million and 3.2% in the nine months ended September 27, 2003. The declines in income before interest, other expense and income taxes and the related margin were primarily the result of selling price reductions, unfavorable vehicle production volume and mix and increased raw material costs, partially offset by the impact of productivity initiatives and other efficiencies, as well as new business.

Electronic and Electrical

     A summary of financial measures for our electronic and electrical segment is shown below (dollar amounts in millions):

	Nine months ended
	October 2,	September 27,
	2004	2003
Net sales	$1,964.0	$1,581.4
Income before interest, other expense and income taxes	158.7	146.6
Margin	8.1%	9.3%

     Electronic and electrical net sales were $2.0 billion in the first nine months of 2004 as compared to $1.6 billion in the first nine months of 2003, an increase of $383 million or 24%. New business, net of selling price reductions, net foreign exchange rate fluctuations and the impact of our recent terminals and connectors acquisition favorably impacted net sales by $202 million, $96 million and $83 million, respectively. Income before interest, other expense and income taxes and the related margin on net sales were $159 million and 8.1% in the nine months ended October 2, 2004, as compared to $147 million and 9.3% in the nine months ended September 27, 2003. The benefit of our productivity initiatives and other efficiencies, net of costs associated with facility closures and similar actions, contributed $10 million to the increase. Income before interest, other expense and income taxes also benefited from the impact of vehicle production volume and mix and new business. The increase was partially offset by the impact of selling price reductions and increased raw material costs. The decline in the related margin on net sales was primarily due to the impact of selling price reductions, partially offset by the benefit of our productivity initiatives and other efficiencies.

Facility Actions

     We continually evaluate alternatives to align our business with the changing needs of our customers and to lower the operating costs of our Company. This may include the realignment of our existing manufacturing capacity, facility closures or similar actions. In addition to these actions undertaken in the normal course of business, we initiated significant actions affecting two of our U.S. seating facilities in December 2003. As a result of these actions, we recorded charges of $26 million for employee termination

LEAR CORPORATION

benefits and asset impairments in 2003. These actions were completed in the second quarter of 2004. Of the total costs associated with these facility actions, approximately $33 million related to employee termination benefits and asset impairment charges.

Acquisition

     On July 5, 2004, we completed the acquisition of the parent of GHW Grote & Hartmann GmbH (“Grote & Hartmann”) for consideration of $160 million, including assumed debt of $86 million, subject to adjustment. This amount excludes the cost of integration, as well as other costs related to the transaction. Grote & Hartmann is based in Wuppertal, Germany and manufactures terminals and connectors, as well as junction boxes and machinery to produce wire harnesses, primarily for the automotive industry. Grote & Hartmann had 2003 sales of approximately $275 million.

     The Grote & Hartmann acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed are included in the consolidated balance sheet as of October 2, 2004. The operating results of Grote & Hartmann are included in the consolidated financial statements since the date of acquisition. See “ — Forward-Looking Statements.”

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

Cash Flow

     Cash flows from operating activities generated $444 million of cash during the first nine months of 2004 as compared to $360 million of cash during the first nine months of 2003. The net change in sold accounts receivable, which resulted in a $121 million improvement in operating cash flows between periods, and a $51 million increase in net income were partially offset by the net change in working capital and the net change in recoverable customer engineering and tooling, which collectively resulted in a $107 million decrease in operating cash flows between periods. Increases in accounts receivable and accounts payable were a use of $222 million and a source of $160 million of cash, respectively, in the first nine months of 2004, reflecting our increased sales and the timing of payments received from our customers and made to our suppliers. Increases in inventories were a use of $90 million of cash reflecting our increased sales and the timing of our new product launches. Other current assets and accrued liabilities were a source of $90 million of cash in the first nine months of 2004, primarily as a result of the timing of commercial settlements, domestic and foreign tax payments and payroll-related payments.

     Cash flows used in investing activities were $347 million in the first nine months of 2004 as compared to $195 million in the first nine months of 2003. This increase is primarily due to cash paid related to the acquisition of Grote & Hartmann of $74 million, as well as a $70 million increase in capital expenditures between periods.

     In the first nine months of 2004, our financing activities were a source of $229 million of cash as compared to a use of $147 million in the first nine months of 2003, primarily as a result of our issuance of $400 million aggregate principal amount of 5.75% senior notes due 2014. We expect to use the net proceeds of this offering for general corporate purposes, including, without limitation, the repayment or repurchase of a portion of our 7.96% senior notes due 2005. Net repayments of our short-term and long-term debt were $89 million in the first nine months of 2004 as compared to $155 million in the first nine months of 2003. These changes were partially offset by dividend payments of $55 million and the repurchase of common stock of $51 million in the first nine months of 2004.

Capitalization

     In addition to cash provided by operating activities, we utilize a combination of a committed credit facility and long-term notes to fund our capital expenditures and working capital requirements. For the nine months ended October 2, 2004 and September 27, 2003, our average outstanding long-term debt balance was $2.2 billion and $2.1 billion, respectively. The weighted average long-term interest rate, including rates under our committed credit facility and the effect of hedging activities, was 6.2% and 6.7% for the respective periods.

     We utilize uncommitted lines of credit as needed for our short-term working capital requirements. For the nine months ended October 2, 2004 and September 27, 2003, our average outstanding unsecured short-term debt balance was $14 million and $42

LEAR CORPORATION

million, respectively. The weighted average interest rate, including the effect of hedging activities, was 2.6% and 4.2% for the respective periods.

Primary Credit Facility

     As of October 2, 2004, our primary credit facility consisted of a $1.7 billion amended and restated credit facility, which matures on March 26, 2006. Our $250 million revolving credit facility matured on May 4, 2004. As of October 2, 2004, we had no borrowings outstanding under our primary credit facility and $45 million committed under outstanding letters of credit, resulting in more than $1.6 billion of unused availability under our primary credit facility.

     Our primary credit facility contains operating and financial covenants that, among other things, could limit our ability to obtain additional sources of capital. As of October 2, 2004, we were in compliance with all covenants and other requirements set forth in our primary credit facility.

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

Senior Notes

     As of October 2, 2004, we had $2.5 billion of debt, including short-term borrowings, consisting primarily of $399 million of 5.75% senior notes due 2014, $283 million accreted value of zero-coupon senior notes due 2022, Euro 250 million (approximately $308 million based on the exchange rate in effect as of October 2, 2004) of 8.125% senior notes due 2008, $600 million of 7.96% senior notes due 2005 and $800 million of 8.11% senior notes due 2009.

     On August 3, 2004, we issued $400 million aggregate principal amount of unsecured 5.75% senior notes, which mature in 2014, yielding gross proceeds of $399.2 million. We expect to use the net proceeds of this offering for general corporate purposes, including, without limitation, the repayment or repurchase of a portion of our 7.96% senior notes due 2005. The notes are unsecured and rank equally with our other unsecured senior indebtedness, including our other senior notes. The offering of the notes was not registered under the Securities Act of 1933, as amended (the “Securities Act”). Under the terms of a registration rights agreement entered into in connection with the issuance of the notes, we are required to complete an exchange offer of the notes for substantially identical notes registered under the Securities Act. We would be required to pay additional interest on the notes in the event the exchange offer is not completed by a specified date and under certain other circumstances.

     On August 26 2004, we amended our outstanding zero-coupon convertible senior notes to require the settlement of any repurchase obligation with respect to the convertible senior notes for cash.

     All of our senior notes contain covenants restricting our ability to incur liens and to enter into sale and leaseback transactions and restricting our ability to consolidate with, to merge with or into, or to sell or otherwise dispose of all or substantially all of our assets to, any person. As of October 2, 2004, we were in compliance with all covenants and other requirements set forth in our senior notes.

     All of our senior notes are guaranteed by the same subsidiaries that guarantee our primary credit facility. In the event that any such subsidiary ceases to be a guarantor under the primary credit facility, such subsidiary will be released as a guarantor of the senior notes. Pursuant to our primary credit facility, we currently have the right to release the guarantees thereunder. Upon such a release, the obligations under all of our senior notes would be effectively subordinated to the liabilities of all of our subsidiaries.

     Scheduled cash interest payments on our outstanding senior notes are $56 million in the last three months of 2004, $136 million in 2005, $113 million in 2006 and 2007, $100 million in 2008 and $55 million in 2009.

Off-Balance Sheet Arrangements

Asset-Backed Securitization Facility

     We have in place an ABS facility, which provides for maximum purchases of adjusted accounts receivable of $200 million. As of October 2, 2004 and December 31, 2003, there were no accounts receivable sold under the facility. The level of funding utilized

LEAR CORPORATION

under this facility is based on the credit ratings of our major customers, the level of aggregate accounts receivable in a specific month and our funding requirements. In October 2004, the ABS facility was amended to extend the termination date to November 1, 2005.

Guarantees and Commitments

     We guarantee the residual value of certain of our leased assets. As of October 2, 2004, these guarantees totaled $27 million. In addition, we guarantee 39% of certain of the debt of Total Interior Systems — America, L.L.C., a joint venture in which we own a 39% interest. As of October 2, 2004, the debt balance of Total Interior Systems — America, L.L.C. covered by our guarantees was $10 million.

Accounts Receivable Factoring

     From time to time, certain of our European subsidiaries factor their accounts receivable with financial institutions. Such receivables are factored without recourse to us and are excluded from accounts receivable in our consolidated balance sheets. As of October 2, 2004, there were no factored accounts receivable. As of December 31, 2003, the amount of factored receivables was $71 million. We cannot provide any assurances that these factoring facilities will be available or utilized in the future.

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

Dividends

     A summary of 2004 dividend activity is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date
(per share)
$0.20	February 3, 2004	February 18, 2004	March 8, 2004
$0.20	May 13, 2004	May 28, 2004	June 14, 2004
$0.20	August 12, 2004	August 27, 2004	September 13, 2004

     We expect to pay quarterly cash dividends in the future, although such payment is dependent upon our financial condition, results of operations, capital requirements, alternative uses of capital and other factors. Also, we are subject to the restrictions on the payment of dividends contained in our primary credit facility and in certain other contractual obligations. See “ — Forward-Looking Statements.”

Common Stock Repurchase Program

     In May 2002, the Board of Directors approved a common stock repurchase program that permits the discretionary repurchase of up to 3.3 million shares of our outstanding common stock over an initial period of 24 months, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003. In May 2004, the program was extended until May 2006, as disclosed in our Quarterly Report on Form 10-Q for the quarter ended April 3, 2004.

     During the first nine months of 2004, we repurchased 934,900 shares of our outstanding common stock at an average purchase price of $54.17 per share, excluding commissions of $0.03 to $0.04 per share. As of October 2, 2004, 2,333,300 shares of common stock were available for repurchase under the common stock repurchase program.

     During October 2004, we repurchased 899,400 shares of our outstanding common stock at an average purchase price of $52.31 per share, excluding commissions of $0.03 per share. On November 11, 2004, we announced that our Board of Directors approved a common stock repurchase program which permits the discretionary repurchase of up to 5,000,000 shares of our common stock through November 15, 2006. The new stock repurchase program replaces the program described above. The extent to which we will repurchase our common stock and the timing of such

LEAR CORPORATION

repurchases will depend upon prevailing market conditions, alternative uses of capital and other factors. See “ — Forward-Looking Statements.” Also, we are subject to the restrictions on common stock repurchases contained in our primary credit facility and in certain other contractual obligations.

Adequacy of Liquidity Sources

     We believe that cash flows from operations and availability under our primary credit facility will be sufficient to meet our long-term debt maturities, projected capital expenditures and anticipated working capital requirements for the foreseeable future. However, our cash flows from operations, borrowing availability and overall liquidity are subject to risks and uncertainties. Please see “ — Executive Overview,” “ — Forward-Looking Statements” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

     Our most significant foreign currency transactional exposures relate to the Mexican peso, the Canadian dollar and the Euro. We have performed a quantitative analysis of our overall currency rate exposure as of October 2, 2004. The potential earnings benefit related to transactional exposures from a hypothetical 10% strengthening of the U.S. dollar relative to all other currencies for a twelve-month period is approximately $5 million. The potential earnings benefit related to transactional exposures from a similar strengthening of the Euro relative to all other currencies for a twelve-month period is approximately $5 million.

     As of October 2, 2004, foreign exchange contracts representing $2 billion of notional amount were outstanding with maturities of less than 15 months. The fair market value of these foreign exchange contracts as of October 2, 2004, was approximately $1 million. A 10% change in the value of the U.S. dollar relative to all other currencies would result in a $4 million change in the aggregated fair market value of these contracts. A 10% change in the value of the Euro relative to all other currencies would result in a $6 million change in the aggregated fair market value of these contracts.

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

LEAR CORPORATION

Interest Rates

     We use a combination of fixed and variable rate debt and interest rate swap contracts to manage our exposure to interest rate movements. Our exposure to variable interest rates on outstanding floating rate debt instruments indexed to U.S. or European Monetary Union short-term money market rates is partially managed by the use of interest rate swap contracts to convert variable rate debt to fixed rate debt, matching effective and maturity dates to specific debt instruments. We also utilize interest rate swap contracts to convert certain fixed rate debt obligations to a floating rate basis. All of our interest rate swap contracts are executed with banks that we believe are creditworthy and are denominated in currencies that match the underlying debt instrument. Net interest payments or receipts from interest rate swap contracts are recorded as adjustments to interest expense in our consolidated statements of income on an accrual basis. As of October 2, 2004, there were no contracts outstanding which convert variable rate debt to fixed rate debt, only contracts which convert fixed rate debt to floating rate debt.

     We have performed a quantitative analysis of our overall interest rate exposure as of October 2, 2004. This analysis assumes an instantaneous 100 basis point parallel shift in interest rates at all points of the yield curve. The potential adverse earnings impact from this hypothetical increase for a twelve-month period is approximately $6 million.

     As of October 2, 2004, interest rate swap contracts representing $600 million of notional amount were outstanding with maturity dates of May 2005 through May 2009. All of these contracts are designated as fair value hedges and modify the fixed rate characteristics of our outstanding long-term debt. The fair market value of these interest rate swap contracts is subject to changes in value due to changes in interest rates. The fair market value of these contracts as of October 2, 2004, was approximately negative $9 million. A 100 basis point parallel shift in interest rates would result in a $13 million change in the aggregated fair market value of these contracts.

Commodity Prices

     We have commodity price risk with respect to purchases of certain raw materials. In certain instances, we have used financial instruments to mitigate this risk. Increases in certain raw material or commodity costs, such as steel, resins and diesel fuel, have negatively impacted our operating results in the first nine months of 2004, and we expect them to have a significant impact on our profitability in the remainder of 2004 and in 2005. We have developed strategies to mitigate the impact, which include aggressive cost reduction actions, the selective in-sourcing of components where we have available capacity, the continued consolidation of our supply base and the acceleration of low-cost country sourcing and engineering. In addition, the sharing of increased raw material costs has been, or will be, the subject of negotiations with our suppliers and our customers. While we believe that our mitigation efforts will offset a substantial portion of the financial impact of increased commodity costs, no assurances can be given that the magnitude and duration of these cost increases will not have a material impact on our future operating results. See “ — Forward-Looking Statements.”

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

     For further information related to environmental matters, see Part II — Item 1, “Legal Proceedings.” The forward-looking statements above are subject to risks and uncertainties, see “ — Forward-Looking Statements.”

LEAR CORPORATION

Significant Accounting Policies and Critical Accounting Estimates

     Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are subject to an inherent degree of uncertainty. These estimates and assumptions are based on our historical experience, terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. Actual results in these areas could differ from our estimates. For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies and Critical Accounting Estimates,” and Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. There have been no significant changes in our significant accounting policies or critical accounting estimates during the first nine months of 2004.

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

	Accrual as of		Accrual as of
	December 31,		October 2,
	2003	Adjustments/Utilized	2004
UT Automotive	$1.9	$(1.2)	$0.7
Delphi	13.0	(11.9)	1.1

     During the first nine months of 2003, we utilized $1.8 million and $4.5 million of the loss contract accruals related to the UT Automotive and Delphi acquisitions, respectively.

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

     In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which provides the applicable accounting guidance related to the federal subsidy. In accordance with the transition provisions of FSP 106-2, the effects of the Act are reflected in the measurement of the postretirement benefit obligation and net periodic postretirement benefit cost as of and for the three and nine months ended October 2, 2004. The effects of adoption were not significant.

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

Contingently Convertible Debt

     The 4,813,056 shares issuable upon conversion of our outstanding zero-coupon convertible senior notes are not included in the computation of diluted shares outstanding, as none of the contingent conversion events set forth in the notes has occurred. In October 2004, the FASB ratified the final consensus of the Emerging Issues Task Force (“EITF”) on EITF 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which states that the impact of contingently convertible instruments that are convertible into common stock upon the achievement of a specified market price of the issuer’s shares, such as our outstanding zero-coupon convertible senior notes, should be included in diluted net income per share computations regardless of whether the market price trigger has been met. The provisions will be effective for reporting periods ending after December 15, 2004, and all prior period net income per share amounts presented will be restated to conform to the new provisions. The effect of EITF 04-08 on the calculation of basic and diluted net income per share will be to adjust net income by adding back after-tax interest expense and to increase total shares outstanding by the number of shares that would be issuable upon conversion. The pro forma effects of this new accounting pronouncement are shown below (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003
Net income, as reported	$91.7	$76.1	$299.2	$248.1
Add: After-tax interest expense on convertible debt	2.3	2.2	7.0	6.6

Net income, for diluted net income per share	$94.0	$78.3	$306.2	$254.7

Diluted shares outstanding, as reported	69,702,876	68,998,584	70,190,655	68,058,026
Add: Shares issuable upon conversion of convertible debt	4,813,056	4,813,056	4,813,056	4,813,056

Diluted shares outstanding, pro forma	74,515,932	73,811,640	75,003,711	72,871,082

Diluted net income per share, pro forma	$1.26	$1.06	$4.08	$3.50

     For further information related to the zero-coupon convertible senior notes, see Note 8, “Long-Term Debt,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Outlook

     For the fourth quarter of 2004, net sales are expected to be approximately $4.1 billion, down about 3% from a year ago, reflecting lower production volumes in North America and unfavorable vehicle production mix in Europe. Net income per share is expected to be in the range of $1.70 to $1.80, reflecting the lower net sales, the impact of higher commodity costs and the investment in structural cost reductions. Full year net income per share is expected to be in the range of $5.97 to $6.07. Our fourth quarter and full year 2004 net income per share guidance is based on an assumed 69.8 million and 70.0 million shares outstanding, respectively, and does not reflect the adoption of EITF 04-08, which will be adopted in the fourth quarter of 2004. The impact of the assumed conversion of the

LEAR CORPORATION

outstanding convertible senior notes is expected to reduce fourth quarter and full year 2004 net income per share by approximately $0.08 and $0.26 - $0.27, respectively.

     Our 2004 industry planning assumptions are now 15.8 million units for North America and 18.5 million units for Europe (16.1 million units for Western Europe). Full year capital spending is forecasted to be approximately $400 million. The fourth quarter and full year 2004 effective tax rate is expected to be in the 24% range.

     Finally, certain automakers in both North America and Europe have recently announced production cuts which impact several of our key platforms. While the exact impact of these production cuts, together with increased commodity costs, is uncertain, these factors will significantly affect our earnings in the remainder of 2004 and in 2005.

     The foregoing constitute forward-looking statements that are subject to risks and uncertainties. For a description of certain factors that may cause our actual results to differ from those expressed in our forward-looking statements, see “ — Forward-Looking Statements,” “ — Executive Overivew” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2003.

FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. The words “will,” “may,” “designed to,” “outlook,” “believe,” “should,” “anticipate,” “plan,” “expect,” “intend,” “estimate” and similar expressions identify these forward-looking statements. All statements contained or incorporated in this Report which address operating or financial performance, events or developments that we expect or anticipate may occur in the future, including statements related to business opportunities, awarded sales contracts and net income per share growth or statements expressing views about future operating and financial results, are forward-looking statements. Because these forward-looking statements are subject to risks and uncertainties, actual results may differ materially from the expectations expressed in the forward-looking statements. Important factors, risks and uncertainties that may cause actual results to differ from those expressed in our forward-looking statements include, but are not limited to:

•	general economic conditions in the markets in which we operate, including changes in interest rates and fuel prices;

•	fluctuations in the production of vehicles for which we are a supplier;

•	labor disputes involving us or our significant customers or suppliers or that otherwise affect us;

•	our ability to achieve cost reductions that offset or exceed customer-mandated selling price reductions;

•	the impact and timing of program launch costs;

•	the costs and timing of facility closures or similar actions;

•	increases in our warranty or product liability costs;

•	risks associated with conducting business in foreign countries;

•	fluctuations in foreign exchange rates;

•	adverse changes in economic conditions or political instability in the jurisdictions in which we operate;

•	competitive conditions impacting our key customers;

•	raw material cost and availability;

•	our ability to successfully integrate the recently acquired terminals and connectors operations;

•	the outcome of legal or regulatory proceedings to which we are or may become a party;

•	unanticipated changes in cash flow; and

•	other risks described from time to time in our other Securities and Exchange Commission filings.

     We do not assume any obligation to update any of these forward-looking statements.

LEAR CORPORATION

ITEM 4 — CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

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

(b)	Changes in Internal Controls over Financial Reporting

     There was no change in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended October 2, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

LEAR CORPORATION

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

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

     On January 29, 2002, Seton Company, one of our leather suppliers, filed a suit alleging that we had breached a purported agreement to purchase leather from it for seats for the life of the General Motors GMT 800 program. This suit presently is pending in the U.S. District Court for the Eastern District of Michigan. Seton seeks compensatory and exemplary damages on breach of contract and promissory estoppel claims and has submitted a report alleging up to approximately $75 million in damages. Lear has filed a counterclaim and believes that we have meritorious defenses to Seton’s liability and damages claims. We intend to vigorously contest the lawsuit. As of the date of this Report, discovery is continuing, and the trial is scheduled for the first quarter of 2005.

Product Liability Matters

     In the event that use of our products results in, or is alleged to result in, bodily injury and/or property damage or other losses, we may be subject to product liability lawsuits and other claims. In addition, we are a party to warranty-sharing and other agreements with our customers relating to our products. These customers may pursue claims against us for contribution of all or a portion of the amounts sought in connection with product liability and warranty claims. We can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to defend such claims. In addition, if any of our products are, or are alleged to be, defective, we may be required or requested by our customers to participate in a recall or other corrective action involving such products. Certain of our customers have asserted claims against us for costs related to recalls involving our products. In certain instances, the allegedly defective products were supplied by Tier 2 suppliers against whom we have sought or will seek contribution. We believe that the overall net impact of these claims is not likely to be material, although no assurances can be given in this regard. We carry insurance for certain legal matters, including product liability claims, but such coverage may be limited. The Company does not maintain insurance for recall matters, as such insurance is not generally available.

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

     One of our subsidiaries and certain predecessor companies were named as defendants in an action filed by three plaintiffs in August 2001 in the Circuit Court of Lowndes County, Mississippi asserting claims stemming from alleged environmental contamination caused by an automobile parts manufacturing plant located in Columbus, Mississippi. The plant was acquired by us as part of the UT Automotive acquisition in May 1999 and sold almost immediately thereafter, in June 1999, to Johnson Electric Holdings Limited (“Johnson Electric”). In December 2002, approximately 61 additional cases were filed by approximately 1,000 plaintiffs in the same court against us and other defendants relating to similar claims. In September 2003, we were dismissed as a party to these cases. In the first half of 2004, we were named again as a defendant in these same 61 cases and were also named in five new actions filed by approximately 150 individual plaintiffs related to alleged environmental contamination from the same facility. The plaintiffs in these actions are persons who allegedly were either residents and/or owned property near the facility or worked at the

LEAR CORPORATION

facility. Each of these complaints seeks compensatory and punitive damages. To date, there has been limited discovery in these cases and the probability of liability and the amount of damages in the event of liability are unknown. UTC, the former owner of UT Automotive, and Johnson Electric have each sought indemnification from us under the respective acquisition agreements, and we have claimed indemnification from them under the same agreements. To date, no company admits to, or has been found to have, an obligation to fully defend and indemnify any other. We intend to vigorously defend against these claims and believe that we will eventually be indemnified by either UTC or Johnson Electric for resulting losses, if any.

Other Matters

     We are involved in certain other legal actions and claims arising in the ordinary course of business, including, without limitation, intellectual property matters, personal injury claims and employment matters. Although the outcome of any legal matter cannot be predicted with certainty, we do not believe that any of these other legal proceedings or matters in which we are currently involved, either individually or in the aggregate, will have a material adverse effect on our business, consolidated financial position or results of operations. See “ — Forward-Looking Statements.”

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

ITEM 2 —	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     As discussed in Part I — Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources - Capitalization — Common Stock Repurchase Program,” on November 11, 2004, the Board of Directors approved a new common stock repurchase program which replaced our prior program. A summary of the shares of our common stock repurchased under our prior program during the quarter ended October 2, 2004, is shown below:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number of	Average	Part of Publicly	Shares that May Yet
	Shares	Price Paid	Announced Plans or	be Purchased Under
Period	Purchased	per Share	Programs	the Program
July 4, 2004 through July 31, 2004	—	N/A	—	2,840,800
August 1, 2004 through August 28, 2004	507,500	$53.55 *	507,500	2,333,300
August 29, 2004 through October 2, 2004	—	N/A	—	2,333,300

Total	507,500	$53.55	507,500	2,333,300

     * Excludes commissions of $0.03 per share.

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

4.9	Supplemental Indenture No. 1 to Indenture dated February 20, 2002, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and the Bank of New York as Trustee (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated August 26, 2004).

4.10	Indenture dated August 3, 2004, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and the BNY Midwest Trust Company as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 3, 2004).

** 10.1	Purchase Agreement dated July 29, 2004, by and among Lear Corporation as Issuer, the Guarantors party thereto and the Purchasers (as defined therein).

LEAR CORPORATION

** 10.2	Registration Rights Agreement dated August 3, 2004, by and among Lear Corporation as Issuer, the Guarantors party thereto and the Initial Purchasers (as defined therein).

** 31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

** 31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

** 32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** 32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Filed herewith.

(b)	The following reports on Form 8-K were filed during the fiscal quarter ended October 2, 2004.

     On July 22, 2004, the Company filed a Current Report on Form 8-K dated July 22, 2004, under Item 9, Regulation FD Disclosure, and Item 12, Results of Operations and Financial Condition, reporting its financial results for the second quarter of 2004 and updating its earnings guidance for 2004. In addition, under Item 9, Regulation FD Disclosure, and Item 12, Results of Operations and Financial Condition, the Company filed the visual slides from the webcast of its second quarter 2004 earnings call conducted on July 22, 2004.*

     On July 29, 2004, the Company filed a Current Report on Form 8-K dated July 29, 2004, under Item 5, Other Events and Regulation FD Disclosure, announcing a private offering of $400 million of unsecured notes due August 2014.

     On August 3, 2004, the Company filed a Current Report on Form 8-K dated August 3, 2004, under Item 5, Other Events and Regulation FD Disclosure announcing the issuance of $400 million aggregate principal amount of unsecured 5.75% senior notes due 2014 (the “Notes”). In addition, the Company filed the Indenture governing the Notes between Lear Corporation, certain subsidiary guarantors and BNY Midwest Trust Company, as trustee.

     On August 26, 2004, the Company filed a Current Report on Form 8-K dated August 26, 2004, under Item 1.01, Entry into a Material Definitive Agreement, reporting that it entered into an agreement to amend the Indenture governing the Zero-Coupon Convertible Senior Notes (the “Convertible Notes”) due February 20, 2022. Under the amendment, the Company surrendered its right to pay the purchase price in common stock of the Convertible Notes if they are put to the Company, and will instead pay such amount, if required, in cash. In addition, the Company filed the agreement, Supplemental Indenture No. 1, between the Company, certain subsidiary guarantors and The Bank of New York, as trustee.

     * Pursuant to General Instruction B of Form 8-K, the portion of the report submitted to the Securities and Exchange Commission under Item 7.01 (formerly Item 9), Regulation FD Disclosure, and Item 2.02 (formerly Item 12), Results of Operations and Financial Condition, is not deemed to be “filed” for purpose of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we are not subject to the liabilities of that section. We are not incorporating, and will not incorporate by reference, such portion of the report into filings under the Securities Act of 1933, as amended, or the Exchange Act.

LEAR CORPORATION

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION

Dated: November 10, 2004	By:	/s/ Robert E. Rossiter

Robert E. Rossiter
President and Chief Executive Officer

	By:	/s/ David C. Wajsgras

David C. Wajsgras
Senior Vice President and Chief Financial Officer

	By:	/s/ William C. Dircks

William C. Dircks
Vice President and Corporate Controller

LEAR CORPORATION

INDEX TO EXHIBITS

Exhibit
Number
4.9	Supplemental Indenture No. 1 to Indenture dated February 20, 2002, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and the Bank of New York as Trustee (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated August 26, 2004).

4.10	Indenture dated August 3, 2004, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and the BNY Midwest Trust Company as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 3, 2004).

** 10.1	Purchase Agreement dated July 29, 2004, by and among Lear Corporation as Issuer, the Guarantors party thereto and the Purchasers (as defined therein).

** 10.2	Registration Rights Agreement dated August 3, 2004, by and among Lear Corporation as Issuer, the Guarantors party thereto and the Initial Purchasers (as defined therein).

** 31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

** 31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

** 32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** 32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Filed herewith.