Form 10-K
period 2004-12-31
LEAR CORP /DE/
filed 2005-03-01
CIK 842162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .
Commission file number: 1-11311
LEAR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-3386776
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21557 Telegraph Road, Southfield, MI (Address of principal executive offices)	48034 (Zip Code)
Registrant’s telephone number, including area code:
(248) 447-1500
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as described in Rule 12b-2 of the Act).     Yes ☑          No ☐
      As of July 3, 2004, the aggregate market value of the registrant’s Common Stock, par value $0.01 per share, held by non-affiliates of the registrant was $3,935,409,998. The closing price of the Common Stock on July 3, 2004, as reported on the New York Stock Exchange, was $57.55 per share.
      As of February 25, 2005, the number of shares outstanding of the registrant’s Common Stock was 67,134,444 shares.
DOCUMENTS INCORPORATED BY REFERENCE
      Certain sections of the registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on May 5, 2005, as described in the Cross-Reference Sheet and Table of Contents included herewith, are incorporated by reference into Part III of this Report.

LEAR CORPORATION AND SUBSIDIARIES
CROSS REFERENCE SHEET AND TABLE OF CONTENTS

		Page Number
		or Reference (1)

PART I
ITEM 1.	Business	3
ITEM 2.	Properties	13
ITEM 3.	Legal proceedings	15
ITEM 4.	Submission of matters to a vote of security holders	17
SUPPLEMENTARY ITEM. Executive officers of the Company		17
PART II
ITEM 5.	Market for the Company’s common stock, related stockholder matters and issuer purchases of equity securities	19
ITEM 6.	Selected financial data	21
ITEM 7.	Management’s discussion and analysis of financial condition and results of operations	23
ITEM 7A.	Quantitative and qualitative disclosures about market risk (included in Item 7)
ITEM 8.	Consolidated financial statements and supplementary data	48
ITEM 9.	Changes in and disagreements with accountants on accounting and financial disclosure	96
ITEM 9A.	Controls and procedures	96
ITEM 9B.	Other information	96
PART III
ITEM 10.	Directors and executive officers of the Company (2)	97
ITEM 11.	Executive compensation (3)	97
ITEM 12.	Security ownership of certain beneficial owners and management and related stockholder matters (4)	97
ITEM 13.	Certain relationships and related transactions (5)	98
ITEM 14.	Principal accountant fees and services (6)	98
PART IV
ITEM 15.	Exhibits and financial statement schedule	98

Exhibit 10.32 2005 Management Stock Purchase Plan (U.S.)
Exhibit 10.33 2005 Management Stock Purchase Plan (Non-U.S.)
Exhibit 10.35 Estate Preservation Plan
Exhibit 10.36 Executive Supplemental Savings Plan
Exhibit 10.37 Pension Equalization Program
Exhibit 11.1 Computation of Net Income Per Share
Exhibit 12.1 Computation of Ratios of Earnings to Fixed Charges
Exhibit 21.1 List of Subsidiaries
Exhibit 23.1 Consent of Ernst & Young LLP
Exhibit 31.1 Rule 13a-14(a) Certification of Principal Executive Officer
Exhibit 31.2 Rule 13a-14(a) Certification of Principal Financial Officer
Exhibit 32.1 Certification by Chief Executive Officer
Exhibit 32.2 Certification by Chief Financial Officer

(1)	Certain information is incorporated by reference, as indicated below, to the registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on May 5, 2005 (the “Proxy Statement”).

(2)	A portion of the information required is incorporated by reference to the Proxy Statement sections entitled “Election of Directors” and “Directors and Beneficial Ownership.”

(3)	Incorporated by reference to Proxy Statement sections entitled “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Performance Graph.”

(4)	Incorporated by reference to Proxy Statement section entitled “Directors and Beneficial Ownership — Security Ownership of Certain Beneficial Owners and Management.”

(5)	Incorporated by reference to Proxy Statement section entitled “Certain Transactions.”

(6)	Incorporated by reference to Proxy Statement section entitled “Fees of Independent Accountants.”

PART I

ITEM 1 —	BUSINESS
      In this Report, when we use the terms the “Company,” “Lear,” “we,” “us” and “our,” unless otherwise indicated or the context otherwise requires, we are referring to Lear Corporation and its consolidated subsidiaries. A substantial portion of the Company’s operations are conducted through subsidiaries controlled by Lear Corporation. The Company is also a party to various joint venture arrangements. Certain disclosures included in this Report constitute forward-looking statements that are subject to risk and uncertainties. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements” and “— Risk Factors.”
BUSINESS OF THE COMPANY
General
      We were incorporated in Delaware in 1987. We are one of the world’s largest automotive interior systems suppliers based on net sales. Our net sales have grown from $12.4 billion for the year ended December 31, 1999, to $17.0 billion for the year ended December 31, 2004. The major source of our internal growth has been new program awards. We supply every major automotive manufacturer in the world, including General Motors, Ford, DaimlerChrysler, BMW, PSA, Fiat, Volkswagen, Renault-Nissan, Mazda, Toyota, Subaru and Hyundai.
      We have capabilities in all five principal segments of the automotive interior market: seat systems; instrument panels and cockpit systems; overhead systems; door panels; and flooring and acoustic systems. We are also one of the leading global suppliers of automotive electrical distribution systems. As a result of these capabilities, we can offer our customers fully integrated automotive interiors, including electronic products and electrical distribution systems. We were awarded the first-ever total interior integrator program by General Motors for the 2006 Cadillac DTS and Buick Lucerne models. As a total interior integrator, we work closely with the customer on the design and have lead or sole responsibility for the engineering, component/module sourcing, manufacturing and delivery of the automotive interiors for these two passenger cars.
      We are focused on delivering high-quality automotive interior systems and components to our customers on a global basis. In order to realize substantial cost savings and improved product quality and consistency, automotive manufacturers are requiring their suppliers to manufacture automotive interior systems and components in multiple geographic markets. In recent years, we have followed our customers and expanded our operations significantly in Europe, Central America, South Africa and Asia. As a result of our efforts to expand our worldwide operations, our net sales outside of North America have grown from $4.3 billion in 1999 to $7.7 billion in 2004.
Strategy
      Our principal objective is to expand our position as a leading global supplier and integrator of automotive interior systems, including seat, interior and electrical systems. We pursue this objective by focusing on the needs of our customers.
      Our customers face continuing competitive pressures to improve quality and functionality at a lower cost and to reduce time to market and capital needs. These trends have resulted in automotive manufacturers seeking fewer independent suppliers to provide complete automotive interior systems. We believe that the criteria for selection of automotive interior systems suppliers are not only cost, quality, technology, delivery and service but also, increasingly, worldwide presence and full-service capabilities.
      Specific elements of our strategy include:

•	Enhance Strong Relationships with our Customers by Focusing on Customer Service, Quality and Cost. We seek to be viewed as a partner to our customers. We believe that strong relationships with our customers allow us to identify business opportunities and anticipate the needs of our customers in the early stages of vehicle design. Working closely with our customers in the early stages of designing and engineering automotive interior systems gives us a competitive advantage in securing new business. In addition, we believe that strong design and engineering capabilities are critical to securing total interior integrator programs. The keys to enhancing customer relationships are service and quality. We work to maintain an excellent reputation with our customers for timely delivery and customer service and for providing world-class quality at competitive prices. According to the 2004 J.D. Power and Associates Seat Quality Reporttm, we rank as the highest quality seat supplier that serves multiple automotive manufacturers, achieving a 30% improvement in “Things Gone Wrong” since 1999. Also in 2005, we were ranked for the third consecutive year as America’s “Most Admired” Company in the motor vehicle parts industry by Fortune magazine. In recognition of our efforts, many of our facilities have won awards from automotive manufacturers. We intend to maintain and improve the quality of our products and services through our ongoing “Quality First” initiatives.

•	Expand our Business in Asian Markets and with Asian Automotive Manufacturers Worldwide. We believe that it is important to have a manufacturing footprint that aligns with our customers’ global presence. Our Asian strategy includes expanding our business in Asian markets and with Asian automotive manufacturers worldwide:

•	Expansion in Asian Markets. The Asian markets present growth opportunities, as all major global automotive manufacturers expand production in this region to meet increasing demand. In particular, the Chinese automotive market is expanding rapidly, with an estimated 4.8 million units produced in 2004 according to J.D. Power and Associates. We seek to partner with Chinese automotive manufacturers through joint venture arrangements, and we are well-positioned to take advantage of China’s emerging growth. We currently have twelve joint ventures in China, where the majority of our production is for the local market. We are focused on our core competencies, including seating, electrical distribution systems, door panels and flooring and acoustics. In 2004, we and/or our joint ventures were awarded seating business with FAW-Volkswagen, the joint venture between Volkswagen AG and First Automobile Works, China’s largest automaker, and seating business with Dongfeng Peugeot Citroen Automobile Co. in China. In addition, one of our joint ventures opened an electronics plant in China to supply Shanghai GM in China, Honda in Japan and General Motors in the United States. We also entered into strategic alliances to support future business with both Hyundai and Nissan in North America, Asia and Europe. We also see opportunities for growth with customers in Korea. In 2004, our joint ventures were awarded seating business with General Motors/ Daewoo in Korea and Hyundai in China. Finally, we have a manufacturing presence in Thailand, manufacturing and engineering operations in India and the Philippines and strategic sales and engineering offices in Japan.

•	Asian Automotive Manufacturers. Asian automotive manufacturers are continuing to invest and expand their manufacturing operations in Asia (especially China), North America and Europe. In 2004, we expanded our business with Japanese automotive manufacturers with an award of new seating business with Mazda in the United States and by entering into strategic alliances to support future business with both Hyundai and Nissan in North America, Asia and Europe. We currently have twenty-two strategic joint ventures based in the Americas and Asia serving our Asian customers, including Toyota, Honda, Nissan, Hyundai, Shanghai GM, Chang’an Ford, Dongfeng Peugeot Citroen, Dongfeng Motor Co. and Jiangling Motor Co. In addition, many of our North American and European customers have made substantial investments in, or developed joint ventures with, Asian automotive manufacturers, including General Motors’ investments in Daewoo Motor, Subaru, Suzuki Motor and Isuzu Motor; Ford’s investment in Mazda; and Renault’s investment in Nissan. As a result of our strong customer relationships, strategic alliances and full-service capabilities, we are well-positioned to expand our business with Asian automotive manufacturers, both in Asia and elsewhere.

•	Improve European Business Structure and Expand European Market Share. In Europe, the automotive market remains relatively fragmented with significant overcapacity, making Europe a difficult

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

•	Capitalize on Systems and Integration Opportunities. The same competitive pressures that led automotive manufacturers to outsource individual automotive interior components to independent suppliers have caused our customers to demand delivery of fully integrated automotive interior systems for new vehicle models. As automotive manufacturers continue to seek ways to differentiate their vehicles in the marketplace, improve quality and reduce costs, we believe they will increasingly seek fewer independent suppliers to manage the design, engineering, sourcing, manufacturing and delivery of fully integrated automotive interior systems. We were awarded the first-ever total interior integrator program by General Motors for the 2006 Cadillac DTS and Buick Lucerne models. We intend to leverage our leadership position in total interiors, particularly in North America, to offer one-stop interior solutions to our customers.

•	Leverage Electronic Capabilities and Invest in Product Technology and Design Capability. Consumers are demanding more in their automotive interiors, focusing on convenience, communication and safety, and automotive manufacturers increasingly view the vehicle interior as a major selling point to their customers. Because electronic products and electrical distribution systems are an important part of automotive interior systems, we seek to take advantage of our capabilities in these areas to develop new products that respond to customer and consumer demands. We will also continue to make investments in technology and design capabilities to support our existing products, as well as our new product development efforts. The focus of our research and development efforts is to identify new interior features that make vehicles safer, more comfortable and more attractive to consumers. We believe that in order to effectively develop total automotive interiors, it is necessary to integrate the engineering, research, design, development and validation of all of the automotive interior systems. We conduct extensive analysis and testing of consumer responses to automotive interior styling and innovations. We also have state-of-the-art acoustics testing and instrumentation and data analysis capabilities. We maintain six advanced technology centers and several customer-focused product engineering centers where we design and develop new products and conduct extensive product testing. In addition, our advanced technology center in Southfield, Michigan, demonstrates our ability to integrate engineering, research, design, development and validation capabilities for all five automotive interior systems at one location.

•	Maintain Flexible and Efficient Cost Structure. By maintaining a relatively flexible cost structure, we are better able to withstand fluctuations in industry demand over time, as well as changing competitive and macroeconomic conditions. Our variable cost structure is maintained, in part, through ongoing Six Sigma initiatives throughout the organization, as well as initiatives to promote and enhance the sharing of technology, engineering, purchasing and capital investments across customer platforms and facility consolidation actions to align our business with changing market conditions. We are working to leverage our scale and interior expertise to develop common vehicle architecture to reduce the complexity and variety of substructures that are not seen by consumers. One example is the Lear Flexible Seat Architecture, a modular system that incorporates many desired comfort and required safety features utilizing validated common components that can be packaged in multiple seat systems. The advantage is reduced design, engineering and development costs to deliver an enhanced end product with improved quality and craftsmanship. We also have a low-cost country strategy to increase our global competitiveness from both a manufacturing and sourcing standpoint. Over sixty of our facilities are currently located in low-cost regions, including Mexico, Hungary, Poland, South Africa, the Philippines, China, Honduras, Slovakia, Turkey, the Czech Republic, Tunisia, Morocco and Romania. In an effort to continue to strengthen our relationships with our customers, we have partnered with them to work proactively to reduce costs and eliminate waste by establishing Cost Technology Optimization centers in the United States, Germany, Spain, the Philippines and Brazil. Cost Technology Optimization centers provide a venue where our engineers can meet with customers to identify cost discrepancies among similar products and inconsistencies in features among vehicles in similar segments.

•	Strategic Acquisitions. We intend to selectively pursue strategic acquisitions, where appropriate, to expand or complement our existing business while maintaining a strong balance sheet. We will focus on financially attractive acquisitions that strengthen our relationships with our customers, enhance our existing products, processes and technological capabilities or lower our costs. We expect that any such acquisitions will be consistent with our core business of providing high-quality automotive interior systems and components. In particular, we may seek acquisitions that further our strategy of expanding our business in Asian markets and with Asian automotive manufacturers or complement our focus in Europe on our seating and electronic and electrical segments. In 2004, we expanded our electronic and electrical capabilities by acquiring a terminals and connectors business located principally in Europe. This acquisition provides us with increased technical capabilities to design and produce terminals and connectors, which represent approximately 40% of the value of a wire harness, and junction boxes containing integrated electronic functions. We plan to leverage these new capabilities on a worldwide basis.

Products
      We conduct our business in three product operating segments: seating; interior; and electronic and electrical. The seating segment includes seat systems and components thereof. The interior segment includes instrument panels and cockpit systems, overhead systems, door panels, flooring and acoustic systems and other interior products. The electronic and electrical segment includes electronic products and electrical distribution systems, primarily wire harnesses and junction boxes; interior control and entertainment systems; and wireless systems. Net sales by product segment as a percentage of total net sales is shown below:

	For the Year Ended
	December 31,

	2004	2003	2002

Seating	67%	68%	68%
Interior	17	18	18
Electronic and electrical	16	14	14
      For further information related to our reportable operating segments, see Note  11, “Segment Reporting,” to the consolidated financial statements included in this Report.

•	Seating. The seating segment consists of the manufacture, assembly and supply of vehicle seating requirements. Seat systems typically represent 30% to 40% of the total cost of an automotive interior. We produce seat systems for automobiles and light trucks that are fully assembled and ready for installation. In most cases, seat systems are designed and engineered for specific vehicle models or platforms. We have recently developed Lear Flexible Seat Architecture, whereby we can assist our customers in achieving a faster time-to-market by building a program-specific seat incorporating the latest performance requirements and safety technology in a shorter period of time. Seat systems are designed to achieve maximum passenger comfort by adding a wide range of manual and power features, such as lumbar supports, cushion and back bolsters and leg supports.

As a result of our strong product design and product technology, we are a leader in designing seats with convenience features and enhanced safety. For example, our ProTectm PLuS Self-Aligning Head Restraint is an advancement in seat passive safety features. By integrating the head restraint with the lumbar support, the occupant’s head is provided support earlier and for a longer period of time in a rear-impact collision, potentially reducing the risk of injury. In addition, we are the exclusive manufacturer of a patented integrated restraint seat system that uses an ultra high-strength steel tower and a split-frame design to improve occupant comfort and convenience. We have also developed OccuSense®, a seat technology which detects the size and weight of an occupant to control airbag deployment. We are also filling the growing customer demand for reconfigurable seats with our thin profile rear seat and our stadium slide seat system. For example, the Ford Freestyle, Cadillac SRX and

Dodge Durango use our reconfigurable seating technology, and the 2006 Ford Explorer and Dodge Durango use our thin profile seating technology for their third row seats.

•	Interior. The interior segment consists of the manufacture, assembly and supply of interior systems and components. Interior products are designed to provide a harmonious and comfortable interior for the vehicle occupants, as well as a variety of functional and safety features. Set forth below is a description of our principal interior products:

•	Instrument Panels and Cockpit Systems. The instrument panel is a complex system of coverings and foam, as well as plastic and metal parts designed to house various components and to act as a safety device for the vehicle occupant. The cockpit system consists of, among other things, the instrument panel trim/pad, structural subsystem, electrical distribution system, climate control, driver control pedals, steering controls and driver and passenger safety systems. Specific components of the cockpit system include the instrument cluster/gauges, cross car structure, electronic and electrical components, wire harness, audio system, heating, ventilation and air conditioning module, air distribution ducts, air vents, steering column and wheel and glove compartment assemblies. Airbag technologies also continue to be an important component of cockpit systems. As a result of our research and development efforts, we have introduced cost-effective, integrated, seamless airbag covers, which we believe will increase occupant safety, as well as provide greater styling flexibility for the automotive manufacturer. We believe that future trends in instrument panels and cockpit systems will focus on safety-related features. We have also developed Spray PURtm, a seamless polyurethane coating for instrument panels, which eliminates visual seams. This process will be used on the Cadillac DTS and Buick Lucerne models beginning in 2006 and the Cadillac Escalade beginning in 2007.

•	Overhead Systems. Overhead systems consist of a headliner, lighting, visors, consoles, wiring and electronics, as well as all other products located in the interior of the vehicle roof. Headliners consist of a substrate, as well as a finished interior layer made of a variety of fabrics and materials. While headliners are an important contributor to interior aesthetics, they also provide insulation from road noise and can serve as carriers for a variety of other components, such as visors, overhead consoles, grab handles, coat hooks, electrical wiring, speakers, lighting and other electronic and electrical products. As the amount of electronic and electrical content available in vehicles has increased, headliners have emerged as an important carrier of technology since electronic features ranging from garage door openers to lighting systems are often optimally situated in the headliner.

•	Door Panels. Door panels consist of several component parts, which are attached to a substrate by various methods. Specific components include vinyl or cloth-covered appliqués, armrests, radio speaker grilles, map pocket compartments, carpet and sound-reducing insulation. In addition, door systems often incorporate electronic products and electrical distribution systems, including lock and latch, window glass, window regulators and audio systems, as well as wire harnesses for the control of power seats, windows, mirrors and door locks.

•	Flooring and Acoustic Systems. We have an extensive and comprehensive portfolio of SonoTec® acoustic products, including flooring systems and dash insulators. These acoustic products provide noise, vibration and harshness resistance. Carpet flooring systems generally consist of tufted or non-woven carpet with a thermoplastic backcoating, which when heated, allows the carpet to be fitted precisely to the interior or trunk compartment of the vehicle. Non-carpeted flooring systems, used primarily in commercial and fleet vehicles, offer improved wear and maintenance characteristics. The dash insulator, mounted onto the firewall, separates the passenger compartment from the engine compartment and is the primary component for preventing engine noise from entering the passenger compartment.

•	Electronic and Electrical. The migration from conventional electrical distribution systems to electronic products and electrical distribution systems is facilitating the integration of wiring, electronics and switch/control products within the overall electrical architecture of a vehicle. This migration can reduce the overall system cost and weight and improve reliability and packaging by optimizing the overall system architecture and eliminating a portion of the terminals, connectors and wires normally required for a conventional electrical distribution system. Our umbrella technology, Intertronics®, reflects our ability to integrate electronic products with automotive interior systems. This technology is already having an impact on a number of new and next generation products. For example, our integrated seat adjuster module has two dozen fewer cut circuits and five fewer connectors, weighs a half of a pound less and costs twenty percent less than a traditional seat wiring system. In addition, our smart junction box expands the traditional junction box functionality by utilizing printed circuit board technologies.

                Our electronic and electrical products can be grouped into three categories:

•	Electrical Distribution Systems. Wire harness assemblies are a collection of terminals, connectors and wires that connect all of the various electronic/electrical devices in the vehicle to each other and/or to a power source. Terminals and connectors are components of wire harnesses and other electronic/electrical devices that connect wire harnesses and electronic/electrical devices. Fuse boxes are centrally located boxes in the vehicle that contain fuses and/or relays for circuit and device protection, as well as power distribution. Junction boxes serve as a connection point for multiple wire harnesses. They may also contain fuses and relays for circuit and device protection. Smart junction boxes are junction boxes with integrated electronic functions, which eliminate interconnections and increase overall system reliability. Certain vehicles may have two or three smart junction boxes linked as a multiplexed buss line.

•	Interior Control and Entertainment Systems. The instrument panel center console module provides a control panel for the entertainment system, accessory switch functions, heating, ventilation and air conditioning. The multifunction turn signal module consolidates various combinations of hazard lights, headlamps, parking lamps, fog lamps, wiper and washer, cruise control, high/low headlamp beams and turn signal functions. The integrated seat adjuster module combines seat adjustment, power lumbar support, memory function and seat heating into one package. The integrated door module consolidates the controls for window lift, door lock, power mirror and seat heating and ventilation. Lear’s Intertronics Flip Packtm integrates electrical and interior components and performs all power seat and power door functions from two stacked panels, improving access for drivers. The Mechatronictm lighting control module integrates electronic control logic and diagnostics with the headlamp switch. Entertainment products include audio amplifiers, video modules and the floor-mounted MediaConsole with a flip-up screen that provides DVD and video game viewing for back-seat passengers.

•	Wireless systems. Wireless systems include passive entry systems, dual range/dual function remote keyless entry systems and tire pressure monitoring systems. Passive entry systems allow the vehicle operator to unlock the door without using a key or physically activating a remote keyless fob. Dual range/dual function remote keyless entry systems allow a single transmitter to perform multiple functions depending on the operator’s distance from the vehicle. Our Car2Utm remote keyless entry system can control and display the status of the vehicle, such as starting the engine, locking and unlocking the doors, opening the trunk and setting the cabin temperature. In addition, dual range/dual function remote keyless entry systems combine remote keyless operations with vehicle immobilizer capability. We have also created custom key fobs with personalized decorative molding which include a wide variety of design patterns and colors, including textures, logos and text. Our tire pressure monitoring system, known as the Lear Intellitire® Tire Pressure Monitoring System, alerts drivers when a tire has low pressure. Intellitire has received production awards from Ford for many of their North American vehicles and from Hyundai for several models beginning in 2006. Some form of tire pressure monitoring system will be required on all new vehicles in the United States. For model year 2006, it is expected that manufacturers will need to include tire pressure monitoring systems on 50% of new vehicles, increasing to 100% by model year 2008.

Manufacturing
      A description of the manufacturing processes for each of our operating segments is set forth below.

•	Seating. Our seating facilities generally use just-in-time manufacturing techniques, and products are delivered to the automotive manufacturers on a just-in-time basis. These facilities are typically located near our customers’ manufacturing and assembly sites. Our seating facilities utilize a variety of methods whereby foam and fabric are affixed to an underlying seat frame. Raw materials used in our seat systems, including steel, aluminum and foam chemicals, are generally available and obtained from multiple suppliers under various supply agreements. Leather, fabric and certain components are also purchased from multiple suppliers under various supply agreements. The majority of our steel purchases are comprised of engineered parts that are integrated into a seat system, such as seat frames, mechanisms and mechanical components. Therefore, our exposure to changes in steel prices is primarily indirect, through the supply base. Historically, these purchased components have not been covered by long-term, fixed-price supply agreements.

•	Interior. Our interior systems process capabilities include injection molding, low-pressure injection molding, blow molding, compression molding, rotational molding, urethane foaming and vacuum forming, as well as various trimming and finishing methods. Raw materials, including resin and chemical products, and finished components are assembled into end products and are obtained from multiple suppliers, under supply agreements which typically last for up to one year. In addition, we produce carpet at one North American plant.

•	Electronic and Electrical. Electrical distribution systems are networks of wiring and associated control devices that route electrical power and signals throughout the vehicle. Wire harness assemblies consist of raw, coiled wire, which is automatically cut to length and terminated. Individual circuits are assembled together on a jig or table, inserted into connectors and wrapped or taped to form wire harness assemblies. All materials are purchased from suppliers, with the exception of a portion of the terminals and connectors that are produced internally. Certain materials are available from a limited number of suppliers. Supply agreements typically last for up to one year. The assembly process is labor intensive, and as a result, production is generally performed in low-cost labor sites in Mexico, Honduras, the Philippines, Eastern Europe and Northern Africa.

Some of the principal components attached to the wire harness assemblies that we manufacture include junction boxes, electronic control modules and switches. Junction boxes are manufactured in both North America and Europe with a proprietary, capital-intensive assembly process, using printed circuit boards purchased from selected suppliers. Proprietary processes have been developed to improve the function of these junction boxes in harsh environments, including high temperatures and humidity. Electronic control modules are assembled using high-speed surface mount placement equipment in both North America and Europe. Switches are assembled from electrical, mechanical and decorated plastic parts purchased in the United States, Mexico and Europe, using a combination of manual and automated assembly and test methods.

While we internally manufacture many of the components that are described above, a substantial portion of these components are furnished by independent, tier II automotive suppliers and other vendors throughout the world. In certain instances, it would be difficult and expensive for us to change suppliers of products and services that are critical to our business. With the recent decline in automotive production and substantial and continuing pressures to reduce costs, certain of our suppliers have experienced, or may experience, financial difficulties. We seek to carefully manage our supplier relationships to minimize any significant disruptions of our operations. However, adverse developments affecting one or more of our major suppliers, including certain sole-source suppliers, could negatively impact our operating results. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors — Adverse developments affecting one or more of our major suppliers could harm our profitability.”

Customers
      We serve the worldwide automotive and light truck market, which produced over 61 million vehicles in 2004. We have automotive interior content on over 300 vehicle nameplates worldwide, and our automotive manufacturer customers (including customers of our non-consolidated joint ventures) currently include:

— BMW	— Daewoo	— DaimlerChrysler	— Dongfeng
— Fiat	— First Autoworks	— Ford	— GAZ
— General Motors	— Honda	— Hyundai	— Isuzu
— Mahindra & Mahindra	— Mazda	— Mitsubishi	— Porsche
— PSA	— Renault-Nissan	— Shanghai GM	— Subaru
— Suzuki	— Toyota	— Volkswagen	— Volvo
      During the year ended December 31, 2004, General Motors and Ford, two of the largest automotive and light truck manufacturers in the world, together accounted for approximately 43% of our net sales, excluding net sales to Opel, Saab, Volvo, Jaguar and Land Rover, which are affiliates of General Motors or Ford. Inclusive of their respective affiliates, General Motors and Ford accounted for approximately 31% and 24%, respectively, of our net sales in 2004. In addition, DaimlerChrysler accounted for approximately 12% of our net sales in 2004. For further information related to our customers and domestic and foreign sales and operations, see Note 11, “Segment Reporting,” to the consolidated financial statements included in this Report.
      We receive blanket purchase orders from our customers. These purchase orders generally provide for the supply of a customer’s annual requirements for a particular vehicle model, rather than for the purchase of a specified quantity of products. Although purchase orders may be terminated at any time by our customers, such terminations have been minimal and have not had a material impact on our operating results. Supply relationships typically extend over the life of a vehicle model. Our primary risk is that an automotive manufacturer will produce fewer units of a vehicle model than anticipated. In order to reduce our reliance on any one vehicle model, we produce automotive interior systems and components for a broad cross-section of both new and established models. Our net sales for the year ended December 31, 2004, were comprised of the following vehicle categories: 51% cars, including 22% mid-size, 14% compact, 13% luxury/sport and 2% full-size, and 49% light truck, including 28% sport utility and 21% pickup and other light truck.
      Our agreements with our major customers generally provide for an annual productivity cost reduction. Historically, cost reductions through product design changes, increased productivity and similar programs with our suppliers have generally offset these customer-imposed productivity cost reduction requirements, although no assurances can be given that we will be able to achieve such cost reductions in the future. Our cost structure is comprised of a high percentage of variable costs. This structure provides us with additional flexibility during various economic cycles.
Technology
      We have the ability to integrate the engineering, research, design, development and validation of all automotive interior systems. Advanced technology development is conducted at our six advanced technology centers and at our product engineering centers worldwide. At these centers, we engineer our products to comply with applicable safety standards, meet quality and durability standards, respond to environmental conditions and conform to customer and consumer requirements. Our research and design studio located in Southfield, Michigan, develops and integrates new concepts and is our central location for consumer research, benchmarking, craftsmanship and industrial design activity for all automotive interior products.
      We also have state-of-the-art acoustic testing and instrumentation and data analysis capabilities. We own an industry-leading validation test center featuring acoustic and sound quality testing, including a dual-surface, four-wheel chassis dynamometer acoustical chamber and reverberant sound room, capable of precision acoustic testing of front, rear and four-wheel drive vehicles. Together with computer-controlled data acquisition and analysis capabilities, the reverberant sound room provides precisely controlled laboratory conditions for sophisticated interior and exterior noise, vibration and harshness testing of parts, materials and systems, including powertrain, exhaust and suspension components. We also maintain an electromagnetic compactability lab at our electronic and electrical facility in Dearborn, Michigan, where we develop and test electronic products for compliance with FCC requirements and customer specifications.
      We have developed a number of designs for innovative interior features focused on increasing value to the customer. Our umbrella technology, Intertronics®, reflects our ability to integrate electronic products with automotive interior systems. Intertronics products and technologies are grouped into three categories: electronic products and electrical distribution systems, which include smart junction boxes; interior control and entertainment systems, which include advanced electronic products and switches and audio and video products; and wireless systems, which include remote keyless entry. In addition, we incorporate many convenience, comfort and safety features into our interior designs, including advanced whiplash concepts, lifestyle vehicle interior storage systems, overhead integrated modules, integrated restraint seat systems (3-point and 4-point belt systems integrated into seats), side impact airbags, integrated child restraint seats and integrated instrument panel airbag systems. We continually invest in our computer-aided engineering design and computer-aided manufacturing systems. Recent enhancements to these systems include advanced acoustic modeling and analysis capabilities and the enhancement of our research and design website. Our research and design website is a tool used for global customer telecommunications, technology communications, collaboration and direct exchange of digital assets.
      We have created certain brand identities, which identify products for our customers. The ProTectm brand products are optimized for interior safety; the SonoTec® brand products are optimized for interior acoustics; and the EnviroTectm brand products are environmentally friendly.
      We hold many patents and patent applications pending worldwide. While we believe that these patents are a valuable asset, no individual patent or group of patents is critical to the success of our business. In addition, we hold several trademarks related to various manufacturing products. We also license selected technologies to automotive manufacturers and to other automotive suppliers. We continually strive to identify and implement new technologies for use in the design and development of our products.
      We have dedicated, and will continue to dedicate, resources to research and development. Research and development costs incurred in connection with the development of new products and manufacturing methods, to the extent not recoverable from our customers, are charged to selling, general and administrative expenses as incurred. These costs amounted to approximately $198 million, $171 million and $176 million for the years ended December 31, 2004, 2003 and 2002, respectively.
Joint Ventures and Minority Interests
      We form joint ventures in order to gain entry into new markets, facilitate the exchange of technical information, expand our product offerings and broaden our customer base. In particular, we believe that certain joint ventures have provided us, and will continue to provide us, with the opportunity to expand our business relationships with Asian automotive manufacturers. In 2004, our joint ventures were awarded new business with Asian customers, including seating business with Dongfeng Peugeot Citroen in China; seating systems for Nissan in the United States, the United Kingdom and China; seating systems for Hyundai in China; electronic products for Shanghai GM in China; electronic products for Honda in Japan; and seating systems for General Motors/ Daewoo in Korea. We currently have thirty-three strategic joint ventures located in twelve countries. Of these joint ventures, thirteen are consolidated and twenty are accounted for using the equity method of accounting; nineteen operate in Asia, twelve operate in North America (including six that are dedicated to serving Asian automotive manufacturers) and two operate in Europe and Africa. Net sales of our consolidated joint ventures accounted for less than 3% of our net sales for the year ended December 31, 2004. As of December 31, 2004, our investments in non-consolidated joint ventures and our cost method investments totaled $53 million and support twenty-one customers. For further information related to our joint ventures, see Note 5, “Investments in Affiliates and Other Related Party Transactions,” to the consolidated financial statements included in this Report.

Competition
      Within each of our operating segments, we compete with a variety of independent suppliers and automotive manufacturer in-house operations, primarily on the basis of cost, quality, technology, delivery and service. A summary of our primary independent competitors is set forth below.

•	Seating. We are one of two primary independent suppliers in the outsourced North American seat systems market. Our primary independent competitor in this market is Johnson Controls. Intier and Faurecia also have a presence in this market. Our major independent competitors in Europe are Johnson Controls and Faurecia.

•	Interior. We are one of three primary independent suppliers in the outsourced North American flooring and acoustic systems market, as well as one of the largest global suppliers of door panels and overhead systems. Our primary independent competitors in the flooring and acoustic systems market are Collins & Aikman and Rieter Automotive. Our major independent competitors in the remaining interior markets include Johnson Controls, Intier, Faurecia, Collins & Aikman, Visteon, Delphi and a large number of smaller operations.

•	Electronic and Electrical. We are one of the leading independent suppliers of automotive electrical distribution systems in North America and Europe. Our major competitors in this market include Delphi, Yazaki, Sumitomo, Alcoa-Fujikura and Valeo. However, the automotive electronic products industry remains highly fragmented. Participants in this segment include Alps, Bosch, Cherry, Delphi, Denso, Kostal, Methode, Niles, Omron, Siemens VDO, TRW, Tokai Rika, Valeo, Visteon and others.
      As the automotive supply industry becomes increasingly global, certain of our European and Asian competitors have begun to establish a stronger presence in North America, which is likely to increase competition in this region.
Seasonality
      Our principal operations are directly related to the automotive industry. Consequently, we may experience seasonal fluctuations to the extent automotive vehicle production slows, such as in the summer months when plants close for model year changeovers and vacations or during periods of high vehicle inventory. Historically, our sales and operating profit have been the strongest in the second and fourth calendar quarters. See Note 13, “Quarterly Financial Data,” to the consolidated financial statements included in this Report.
Employees
      As of December 31, 2004, Lear employed approximately 110,000 people worldwide, including approximately 28,000 people in the United States and Canada, 34,000 in Mexico, 35,000 in Europe and 13,000 in other regions of the world. A substantial number of our employees are members of unions. We have collective bargaining agreements with several unions, including: the United Auto Workers; the Canadian Auto Workers; UNITE; the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America; and the International Association of Machinists and Aerospace Workers. Virtually all of our unionized facilities in the United States and Canada have a separate agreement with the union that represents the workers at such facilities, with each such agreement having an expiration date that is independent of other collective bargaining agreements. The majority of our European and Mexican employees are members of industrial trade union organizations and confederations within their respective countries. Many of these organizations and confederations operate under national contracts, which are not specific to any one employer. We have occasionally experienced labor disputes at our plants. We have been able to resolve all such labor disputes and believe our relations with our employees are generally good.
      See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements” and “— Risk Factors — A significant labor dispute involving us or one or more of our customers or suppliers or that could otherwise affect our operations could reduce our sales and harm our profitability.”

Sales Backlog
      For information related to our sales backlog, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Sales Backlog.”
Available Information on our Website
      Our website address is http://www.lear.com. We make available on our website, free of charge, the periodic reports that we file with or furnish to the Securities and Exchange Commission (the “SEC”), as well as all amendments to these reports, as soon as reasonably practicable after such reports are filed with or furnished to the SEC. We also make available on our website, or in printed form upon request, free of charge, our Corporate Governance Guidelines, Code of Business Conduct and Ethics (which includes specific provisions for our executive officers), charters for the committees of our Board of Directors and other information related to the Company.
      The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549. The public may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information related to issuers that file electronically with the SEC.

ITEM 2 —	PROPERTIES
      As of December 31, 2004, our operations were conducted through 271 facilities, some of which are used for multiple purposes, including 165 production/manufacturing facilities, 52 administrative/technical support facilities, 45 assembly sites, six advanced technology centers and three distribution centers, in 34 countries. We also have warehouse facilities in the regions in which we operate. Our corporate headquarters is located in Southfield, Michigan. Our facilities range in size up to 1,148,000 square feet.
      Of our 271 total facilities, which include facilities owned or leased by our consolidated subsidiaries, 126 are owned and 145 are leased with expiration dates ranging from 2005 through 2053. We believe that substantially all of our property and equipment is in good condition and that we have sufficient capacity to meet our current and expected manufacturing and distribution needs. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Condition.”
      The following table presents the locations of our operating facilities and the operating segments (1) that use such facilities:
Argentina
Escobar, BA (S)
Pacheco, BA (E)
Austria
Koeflach (S)
Belgium
Genk (S)
Brazil
Betim (S)
Cacapava (S)
Camacari (S)
Gravatai (S)
Sao Paulo (S)
Canada
Ajax, ON (S)
Concord, ON (I)
Kitchener, ON (S)
Mississauga, ON (I)
St. Thomas, ON (S)
Whitby, ON (S)
Windsor, ON (S)
China
Beijing (A/ T)
Changchun (S)
Chongqing (S)
Liuzhou (S)
North Point (A/ T)
Shanghai (I)
Wuhan (E)
Czech Republic
Kolin (S)
Prestice (I)
Vyskov (E)
England
Bicester, OX (S)
Coventry, CV (S)
Coventry, WM (S)
Liverpool, ME (S)
Nottingham, NG (S)
France
Cergy (S)
Courbouton (S)
Feignies (S)
Garches (E)
Lagny-Le-Sec (S)
Offranville (I)
Rueil-Malmaison (A/ T)
Germany
Allershausen-Leonhardsbuch (S)
Bersenbruck (E)

Besigheim (S)
Boeblingen (S)
Bremen (S)
Ebersberg (I)
Eisenach (S)
Garching-Hochbruck (S)
Ginsheim-Gustavsburg (M)
Koln (E)
Kranzberg (A/ T)
Kronach (E)
Munich (S)
Plattling (I)
Quakenbruck (S)
Remscheid (E)
Rietberg (S)
Saarlouis (E)
Wackersdorf (S)
Wismar (E)
Wuppertal (E)
Zwiesel (I)
Honduras
Naco, SB (E)
San Pedro Sula, CA (E)
Hungary
Godollo (E)
Gyongyos (E)
Gyor (S)
Mor (S)
India
Halol (S)
Mumbai (S)
Nasik (S)
New Delhi (S)
Thane (A/ T)
Italy
Caivano, NA (S)
Cassino, FR (M)
Grugliasco, TO (S)
Melfi, PZ (M)
Montelabate, PS (I)
Paderno Dugnano, MI (A/ T)
Pianfei, CN (I)
Pozzo d’Adda, MI (S)
Termini Imerese, PA (S)
Japan
Atsugi-shi (A/ T)
Hiroshima (A/ T)
Tokyo (E)
Toyota (A/ T)
Utsunomiya (A/ T)
Mexico
Arteaga, CO (S)
Chihuahua, CH (E)
Hermosillo, SO (S)
Juarez, CH (M)
Puebla, PU (S)
Ramos Arizpe, CO (S)
Saltillo, CO (S)
Santa Catarina, NL (I)
Silao, GO (S)
Tlahuac, DF (I)
Toluca, MX (I)
Morocco
Tangier (E)
Netherlands
Weesp (A/ T)
Philippines
LapuLapu City, CE (E)
Poland
Mielec (E)
Tychy (S)
Portugal
Palmela, SL (S)
Povoa de Lanhoso, BA (E)
Valongo, PO (E)
Romania
Pitesti (E)
Russia
Nizhny Novgorod (S)
Singapore
Singapore (S)
Slovakia
Lozorno (I)
South Africa
East London (S)
Port Elizabeth (S)
Rosslyn (S)
South Korea
Cheonan (S)
Gyeongju (S)
Seoul (A/ T)
Spain
Almussafes (E)
Avila (E)
Epila (S)
Logrono (S)
Roquetes (E)
Valdemoro (S)
Valls (E)
Sweden
Fargelanda (I)
Gothenburg (M)
Tanumshede (I)
Tidaholm (I)
Trollhattan (S)
Thailand
Bangkok (S)
Muang Nakornratchasima (S)
Rayong (S)
Tunisia
Bir El Bey (E)
Turkey
Bostanci-Istanbul (E)
Bursa (S)
United States
Alma, MI (I)
Arlington, TX (S)
Atlanta, GA (S)
Bridgeton, MO (S)
Canton, MS (I)
Carlisle, PA (I)
Chicago, IL (I)
Covington, VA (I)
Dayton, TN (I)
Dearborn, MI (M)
Detroit, MI (M)
Duncan, SC (S)
Edinburgh, IN (I)
El Paso, TX (M)
Elsie, MI (S)
Farwell, MI (S)
Fenton, MI (S)
Frankfort, IN (S)
Fremont, OH (I)
Grand Rapids, MI (S)
Greencastle, IN (I)
Hammond, IN (S)
Hazelwood, MO (S)
Hebron, OH (S)
Holt, MI (I)
Huron, OH (I)
Iowa City, IA (I)
Janesville, WI (S)
Lebanon, OH (I)
Lebanon, VA (I)
Liberty, MO (S)
Louisville, KY (S)

Madison, AL (E)
Madison Heights, MI (S)
Madisonville, KY (I)
Manteca, CA (I)
Marshall, MI (I)
Mason, MI (S)
Mendon, MI (I)
Monroe, MI (S)
Montgomery, AL (S)
Morristown, TN (S)
Newark, DE (S)
Northwood, OH (I)
Plymouth, IN (E)
Plymouth, MI (S)
Pontiac, MI (A/ T)
Port Huron, MI (I)
Rochester Hills, MI (S)
Romulus, MI (S)
Roscommon, MI (S)
Saline, MI (S)
Selma, AL (S)
Sheboygan, WI (I)
Sidney, OH (I)
Southfield, MI (A/ T)
Strasburg, VA (I)
Tampa, FL (E)
Taylor, MI (E)
Traverse City, MI (E)
Troy, MI (A/ T)
Walker, MI (S)
Warren, MI (M)
Warren, OH (I)
Wauseon, OH (I)
Wentzville, MO (S)
Winchester, VA (I)
Zanesville, OH (E)
Venezuela
Valencia (S)

(1) Legend
S — Seating
I — Interior
E — Electronic and electrical
M — Multiple segments
A/ T — Administrative/ technical
Certain administrative/technical facilities are included within the operating segments.

ITEM 3 —	LEGAL PROCEEDINGS
Commercial Disputes
      We are involved from time to time in legal proceedings and claims relating to commercial or contractual disputes, including disputes with our suppliers. We will continue to vigorously defend ourselves against these claims. Based on present information, including our assessment of the merits of the particular claims, we do not expect that these legal proceedings or claims, either individually or in the aggregate, will have a material adverse effect on our business, consolidated financial position or results of operations, although the outcomes of these matters are inherently uncertain.
      On January 29, 2002, Seton Company, one of our leather suppliers, filed a suit alleging that we had breached a purported agreement to purchase leather from Seton for seats for the life of the General Motors GMT 800 program. This suit presently is pending in the U.S. District Court for the Eastern District of Michigan. Seton seeks compensatory and exemplary damages on breach of contract and promissory estoppel claims and has submitted a revised report now alleging up to $97 million in damages; we will challenge several of the assumptions and bases for this revised report. We continue to believe that we have meritorious defenses to Seton’s liability and damages claims and intend to vigorously defend this lawsuit. The trial is expected to begin in the March/ April 2005 timeframe.
Product Liability Matters
      In the event that use of our products results in, or is alleged to result in, bodily injury and/or property damage or other losses, we may be subject to product liability lawsuits and other claims. In addition, we are a party to warranty-sharing and other agreements with our customers relating to our products. These customers may pursue claims against us for contribution of all or a portion of the amounts sought in connection with product liability and warranty claims. We can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to defend such claims. In addition, if any of our products are, or are alleged to be, defective, we may be required or requested by our customers to participate in a recall or other corrective action involving such products. Certain of our customers have asserted claims against us for costs related to recalls involving our products. In certain instances, the allegedly defective products were supplied by tier II suppliers against whom we have sought or will seek contribution. We carry insurance for certain legal matters, including product liability claims, but such coverage may be limited. We do not maintain insurance for recall matters.
Environmental Matters
      We are subject to local, state, federal and foreign laws, regulations and ordinances which govern activities or operations that may have adverse environmental effects and which impose liability for the costs of cleaning up certain damages resulting from past spills, disposals or other releases of hazardous wastes and environmental compliance. Our policy is to comply with all applicable environmental laws and to maintain an environmental management program based on ISO 14001 to ensure compliance. However, we currently are, have been and in the future may become the subject of formal or informal enforcement actions or procedures.
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
      While we do not believe that the environmental liabilities associated with our current and former properties will have a material adverse effect on our business, consolidated financial position or results of operations, no assurances can be given in this regard.
      One of our subsidiaries and certain predecessor companies were named as defendants in an action filed by three plaintiffs in August 2001 in the Circuit Court of Lowndes County, Mississippi, asserting claims stemming from alleged environmental contamination caused by an automobile parts manufacturing plant located in Columbus, Mississippi. The plant was acquired by us as part of the UT Automotive acquisition in May 1999 and sold almost immediately thereafter, in June 1999, to Johnson Electric Holdings Limited (“Johnson Electric”). In December 2002, 61 additional cases were filed by approximately 1,000 plaintiffs in the same court against us and other defendants relating to similar claims. In September 2003, we were dismissed as a party to these cases. In the first half of 2004, we were named again as a defendant in these same 61 additional cases and were also named in five new actions filed by approximately 150 individual plaintiffs related to alleged environmental contamination from the same facility. The plaintiffs in these actions are persons who allegedly were either residents and/or owned property near the facility or worked at the facility. In November 2004, two additional lawsuits were filed by 28 plaintiffs (individuals and organizations), alleging property damage as a result of the alleged contamination. Each of these complaints seeks compensatory and punitive damages.
      Most of the original plaintiffs have recently filed motions to dismiss their claims for health effects and personal injury damages; therefore, approximately three-fourths of the plaintiffs should be voluntarily dismissed from these lawsuits. Upon the completion of these dismissals, we anticipate that there will be approximately 300 plaintiffs remaining in the case to proceed with property damage claims only. There is the potential that the dismissed plaintiffs could seek separate counsel to re-file their personal injury claims. To date, there has been limited discovery in these cases and the probability of liability and the amount of damages in the event of liability are unknown. UTC, the former owner of UT Automotive, and Johnson Electric have each sought indemnification from us under the respective acquisition agreements, and we have claimed indemnification from them under the same agreements. To date, no company admits to, or has been found to have, an obligation to fully defend and indemnify any other. We intend to vigorously defend against these claims and believe that we will eventually be indemnified by either UTC or Johnson Electric for resulting losses, if any.

Other Matters
      We are involved in certain other legal actions and claims arising in the ordinary course of business, including, without limitation, intellectual property matters, personal injury claims, tax claims and employment matters. Although the outcome of any legal matter cannot be predicted with certainty, we do not believe that any of these other legal proceedings or matters in which we are currently involved, either individually or in the aggregate, will have a material adverse effect on our business, consolidated financial position or results of operations. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Matters” and “— Risk Factors — We are involved from time to time in legal proceedings and commercial or contractual disputes, which could have an adverse impact on our profitability and consolidated financial position.”
      In January 2004, the Securities and Exchange Commission (the “SEC”) commenced an informal inquiry into our September 2002 amendment of our 2001 Form 10-K. The amendment was filed to report our employment of relatives of certain of our directors and officers and certain related party transactions. The SEC’s inquiry does not relate to our financial statements. In February 2005, the staff of the SEC informed us that it proposed to recommend to the SEC that it issue an administrative “cease and desist” order as a result of our failure to disclose the related party transactions in question prior to the amendment of our 2001 Form 10-K. We expect to consent to the entry of the order as part of a settlement of this matter.

ITEM 4 —	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of security holders during the fourth quarter of 2004.
SUPPLEMENTARY ITEM — EXECUTIVE OFFICERS OF THE COMPANY
      The following table sets forth the names, ages and positions of our executive officers. Executive officers are elected annually by our Board of Directors and serve at the pleasure of our Board.

Name	Age	Position

Shari L. Burgess	46	Vice President and Treasurer

Douglas G. DelGrosso	43	President and Chief Operating Officer — Americas

William C. Dircks	44	Vice President and Corporate Controller

Roger A. Jackson	58	Senior Vice President — Human Resources

Daniel A. Ninivaggi	40	Senior Vice President, Secretary and General Counsel

Robert E. Rossiter	59	Chairman and Chief Executive Officer

Donald J. Stebbins	47	President and Chief Operating Officer — Europe, Asia and Africa

James H. Vandenberghe	55	Vice Chairman

David C. Wajsgras	45	Senior Vice President and Chief Financial Officer
      Set forth below is a description of the business experience of each of our executive officers.

Shari L. Burgess	Ms. Burgess is our Vice President and Treasurer, a position she has held since August 2002. Previously, she served as our Assistant Treasurer since July 2000 and in various financial positions since November 1992.

Douglas G. DelGrosso	Mr. DelGrosso is our President and Chief Operating Officer — Americas, a position he has held since August 2004. Previously, he served as our President and Chief Operating Officer — Europe, Asia and Africa since August 2002, our Executive Vice Presi-

dent — International since September 2001, our Senior Vice President — Product Focus Group since October 2000, our Senior Vice President and President — North American and South American Operations since May 1999, our Senior Vice President — Interior Systems Group and Seat Trim Division since January 1999, our Vice President and President — GM Division since May 1997 and our Vice President and President — Chrysler Division since December 1995.

William C. Dircks	Mr. Dircks is our Vice President and Corporate Controller, a position he has held since May 2002. Previously, he served as our Assistant Corporate Controller since May 2000. Prior to joining Lear, Mr. Dircks was employed in various financial positions at Honeywell International Inc., including Corporate Finance Director for Enterprise Resource Planning.

Roger A. Jackson	Mr. Jackson is our Senior Vice President — Human Resources, a position he has held since October 1995. Prior to joining Lear, he was employed as Vice President — Human Resources at Allen Bradley, a wholly—owned subsidiary of Rockwell International, since 1991. Mr. Jackson was employed by Rockwell International or one of its subsidiaries from December 1977 until September 1995.

Daniel A. Ninivaggi	Mr. Ninivaggi is our Senior Vice President, Secretary and General Counsel. He has been Senior Vice President since June 2004 and joined Lear as our Vice President, Secretary and General Counsel in July 2003. Prior to joining Lear, Mr. Ninivaggi was a partner since 1998 in the New York office of Winston & Strawn LLP, specializing in corporate finance, securities law and mergers and acquisitions.

Robert E. Rossiter	Mr. Rossiter is our Chairman and Chief Executive Officer, a position he has held since January 2003. Mr. Rossiter has served as our Chief Executive Officer since October 2000, as our President from 1984 until December 2002 and as our Chief Operating Officer from 1988 until April 1997 and from November 1998 until October 2000. Mr. Rossiter also served as our Chief Operating Officer — International Operations from April 1997 until November 1998. Mr. Rossiter has been a director of Lear since 1988.

Donald J. Stebbins	Mr. Stebbins is our President and Chief Operating Officer — Europe, Asia and Africa, a position he has held since August 2004. Previously, he served as our President and Chief Operating Officer — Americas since August 2002, our Executive Vice President — Americas since September 2001, our Senior Vice President and Chief Financial Officer since April 1997 and our Vice President and Treasurer since 1992.

James H. Vandenberghe	Mr. Vandenberghe is our Vice Chairman, a position he has held since November 1998. Mr. Vandenberghe also served as our President and Chief Operating Officer — North American Operations from April 1997 until November 1998, our Chief Financial Officer from 1988 until April 1997 and as our Executive Vice President from 1993 until April 1997. Mr. Vandenberghe has been a director of Lear since 1995.

David C. Wajsgras	Mr. Wajsgras is our Senior Vice President and Chief Financial Officer, a position he has held since January 2002. Previously, he served as our Vice President and Corporate Controller since September 1999. Prior to joining Lear, Mr. Wajsgras served as Corporate Controller of Engelhard Corporation from September 1997 until August 1999 and was employed in various senior financial positions at AlliedSignal Inc. (now Honeywell International Inc.), including Chief Financial Officer of the Global Shared Services organization, from March 1992 until September 1997. Mr. Wajsgras is also a director of 3Com Corporation.
PART II

ITEM 5 —	MARKET FOR THE COMPANY’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
      Lear’s common stock is listed on the New York Stock Exchange under the symbol “LEA.” The Transfer Agent and Registrar for Lear’s common stock is The Bank of New York, located in New York, New York. On February 25, 2005, there were 1,352 holders of record of Lear’s common stock.
      A summary of 2004 and 2003 dividend declarations is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date

$0.20	November 13, 2003	December 15, 2003	January 9, 2004
$0.20	February 3, 2004	February 18, 2004	March 8, 2004
$0.20	May 13, 2004	May 28, 2004	June 14, 2004
$0.20	August 12, 2004	August 27, 2004	September 13, 2004
$0.20	November 11, 2004	November 26, 2004	December 13, 2004
      We did not pay cash dividends prior to January 9, 2004.
      On January 13, 2005, our Board of Directors declared a cash dividend of $0.25 per share of common stock, payable on March 14, 2005, to shareholders of record at the close of business February 25, 2005. We expect to pay quarterly cash dividends in the future, although such payment is dependent upon our financial condition, results of operations, capital requirements, alternative uses of capital and other factors. Also, we are subject to the restrictions on the payment of dividends contained in our primary credit facility and in certain other contractual obligations. Under our primary credit facility, payment of a quarterly dividend is permitted if at the time our Board of Directors declares such dividend, no default under our primary credit facility has occurred, is occurring or would occur as a result of such dividend. In addition, such dividends (and other similar payments) are not to exceed, in the aggregate, in any fiscal quarter, the greater of (i) $25,000,000; or (ii) (a) 100% of our (and our subsidiaries’) consolidated net income (as defined in our primary credit facility) for the four consecutive quarters immediately prior to the payment quarter (50% if we are less than “investment grade status” as defined in our primary credit facility) less (b) the cash amount of all dividends (and other similar payments) paid and redemptions made with respect to our common stock during the same four quarters.

      As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capitalization — Common Stock Repurchase Program,” in November 2004, our Board of Directors approved a new common stock repurchase program which replaced our prior program. Our current program permits the discretionary repurchase of up to 5,000,000 shares of our common stock through November 15, 2006. As of December 31, 2004, there had been no repurchases of our common stock under this program. A summary of the shares of our common stock repurchased under our prior program during the quarter ended December 31, 2004, is shown below:

Maximum Number of Shares
	Total Number	Average		Total Number of Shares	that May Yet be
	of Shares	Price Paid		Repurchased as Part of Publicly	Repurchased Under the
Period	Repurchased	per Share		Announced Plans or Programs	Prior Program

October 3, 2004 through October 30, 2004	899,400	$52.31	*	899,400	1,433,900
October 31, 2004 through November 27, 2004	—	N/A		—	—
November 28, 2004 through December 31, 2004	—	N/A		—	—

Total	899,400	$52.31		899,400	—

* Excludes commissions of $0.03 per share.
      The high and low sales prices per share of our common stock, as reported on the New York Stock Exchange, are shown below:

	Price Range of
	Common Stock

For the Year Ended December 31, 2004:	High	Low

4th Quarter	$61.26	$49.73
3rd Quarter	$58.24	$52.08
2nd Quarter	$65.90	$54.60
1st Quarter	$68.88	$58.15

	Price Range of
	Common Stock

For the Year Ended December 31, 2003:	High	Low

4th Quarter	$63.12	$52.64
3rd Quarter	$56.47	$46.02
2nd Quarter	$47.56	$35.35
1st Quarter	$41.66	$33.06

ITEM 6 —	SELECTED FINANCIAL DATA
      The following income statement, balance sheet and cash flow statement data were derived from our consolidated financial statements. Our consolidated financial statements for the years ended December 31, 2004, 2003 and 2002, have been audited by Ernst & Young LLP. Our consolidated financial statements for the years ended December 31, 2001 and 2000, have been audited by Arthur Andersen LLP. The selected financial data below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the notes thereto included in this Report. For a discussion of the risks related to Arthur Andersen LLP’s audit of our financial statements, please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors — Risks related to Arthur Andersen LLP.”

	For the Year Ended December 31,

	2004		2003		2002		2001 (1)		2000 (2)

	(In millions (3))
Statement of Income Data:
Net sales	$16,960.0		$15,746.7		$14,424.6		$13,624.7		$14,072.8
Gross profit	1,402.1		1,346.4		1,260.3		1,034.8		1,450.1
Selling, general and administrative expenses	633.7		573.6		517.2		514.2		524.8
Amortization of goodwill	—		—		—		90.2		89.9
Interest expense	165.5		186.6		210.5		254.7		316.2
Other expense, net (4)	52.7		52.0		64.1		85.8		47.2

Income before provision for income taxes and cumulative effect of a change in accounting principle	550.2		534.2		468.5		89.9		472.0
Provision for income taxes	128.0		153.7		157.0		63.6		197.3

Income before cumulative effect of a change in accounting principle	422.2		380.5		311.5		26.3		274.7
Cumulative effect of a change in accounting principle, net of tax (5)	—		—		298.5		—		—

Net income	$422.2		$380.5		$13.0		$26.3		$274.7

Basic net income per share	$6.18		$5.71		$0.20		$0.41		$4.21
Diluted net income per share (6)	$5.77		$5.31		$0.29		$0.40		$4.17
Weighted average shares outstanding — basic	68,278,858		66,689,757		65,365,218		63,977,391		65,176,499
Weighted average shares outstanding — diluted (6)	74,727,263		73,346,568		71,289,991		65,305,034		65,840,964
Dividends per share	$0.80		$0.20		$—		$—		$—
Balance Sheet Data:
Current assets	$4,372.0		$3,375.4		$2,507.7		$2,366.8		$2,828.0
Total assets	9,944.4		8,571.0		7,483.0		7,579.2		8,375.5
Current liabilities	4,647.9		3,582.1		3,045.2		3,182.8		3,371.6
Long-term debt	1,866.9		2,057.2		2,132.8		2,293.9		2,852.1
Stockholders’ equity	2,730.1		2,257.5		1,662.3		1,559.1		1,600.8
Statement of Cash Flows Data:
Cash flows from operating activities	$675.9		$586.3		$545.1		$829.8		$753.1
Cash flows from investing activities	$(472.5)		$(346.8)		$(259.3)		$(201.1)		$(225.1)
Cash flows from financing activities	$166.1		$(158.6)		$(295.8)		$(645.5)		$(523.8)
Capital expenditures	$429.0		$375.6		$272.6		$267.0		$322.3
Other Data (unaudited):
Ratio of earnings to fixed charges (7)	3.7	x	3.4	x	3.0	x	1.3	x	2.4	x
Employees as of year end	110,083		111,022		114,694		113,577		121,636
North American content per vehicle (8)	$588		$593		$579		$572		$553
North American vehicle production (9)	15.7		15.9		16.4		15.5		17.2
European content per vehicle (10)	$354		$310		$247		$233		$224
European vehicle production (11)	18.7		18.2		18.1		18.3		18.4
Western European content per vehicle (12)	$379		$324		$257		$240		$235
Western European vehicle production (13)	16.3		16.3		16.4		16.7		16.5

(1)	Results include the effect of $149.2 million of restructuring and other charges ($110.2 million after tax), $90.2 million of goodwill amortization ($83.2 million after tax), $13.0 million of premium and write-off of deferred financing fees related to the prepayment of debt ($7.9 million after tax) and a $15.0 million net loss on the sale of certain businesses and other non-recurring transactions ($15.7 million after tax).

(2)	Results include $89.9 million of goodwill amortization ($82.9 million after tax) and the effect of a $3.2 million net gain on the sale of our sealants and foam rubber business, the sale of certain foreign businesses and other non-recurring transactions ($1.9 million loss after tax).

(3)	Except per share data, weighted average shares outstanding, employees as of year end, North American content per vehicle, European content per vehicle and Western European content per vehicle.

(4)	Includes state and local non-income related taxes, foreign exchange gains and losses, minority interests in consolidated subsidiaries, equity in net income of affiliates, gains and losses on the sales of fixed assets and other miscellaneous income and expense.

(5)	The cumulative effect of a change in accounting principle results from goodwill impairment charges recorded in conjunction with the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

(6)	On December 15, 2004, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” Accordingly, diluted net income per share and weighted average shares outstanding — diluted have been restated to reflect the 4,813,056 shares issuable upon conversion of the Company’s outstanding zero- coupon convertible senior notes since the issuance date of February 14, 2002.

(7)	“Fixed charges” consist of interest on debt, amortization of deferred financing fees and that portion of rental expenses representative of interest. “Earnings” consist of income before provision for income taxes, minority interests in consolidated subsidiaries, equity in the undistributed net income of affiliates, fixed charges and cumulative effect of a change in accounting principle.

(8)	“North American content per vehicle” is our net sales in North America divided by estimated total North American vehicle production. Content per vehicle data excludes business conducted through non-consolidated joint ventures. Content per vehicle data for 2003 has been updated to reflect actual production levels.

(9)	“North American vehicle production” includes car and light truck production in the United States, Canada and Mexico as provided by J.D. Power and Associates. Production data for 2003 has been updated to reflect actual production levels.

(10)	“European content per vehicle” is our net sales in Europe divided by estimated total European vehicle production. Content per vehicle data excludes business conducted through non-consolidated joint ventures. Content per vehicle data for 2003 has been updated to reflect actual production levels.

(11)	“European vehicle production” includes car and light truck production in Austria, Belgium, Bosnia, Finland, France, Germany, Hungary, Italy, Kazakhstan, the Netherlands, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden, Turkey, the Ukraine and the United Kingdom as provided by J.D. Power and Associates. Production data for 2003 has been updated to reflect actual production levels.

(12)	“Western European content per vehicle” is our net sales in Western Europe divided by estimated total Western European vehicle production. Content per vehicle data excludes business conducted through non-consolidated joint ventures. Content per vehicle data for 2003 has been updated to reflect actual production levels.

(13)	“Western European vehicle production” includes car and light truck production in Austria, Belgium, France, Germany, Italy, the Netherlands, Portugal, Spain, Sweden and the United Kingdom as provided by J.D. Power and Associates. Production data for 2003 has been updated to reflect actual production levels.

ITEM 7 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Overview
      We are one of the world’s largest automotive interior systems suppliers based on net sales. Our net sales have grown from $12.4 billion for the year ended December 31, 1999, to $17.0 billion for the year ended December 31, 2004. The major source of our internal growth has been new program awards. We supply every major automotive manufacturer in the world, including General Motors, Ford, DaimlerChrysler, BMW, PSA, Fiat, Volkswagen, Renault-Nissan, Mazda, Toyota, Subaru and Hyundai.
      We have capabilities in all five principal segments of the automotive interior market: seat systems; instrument panels and cockpit systems; overhead systems; door panels; and flooring and acoustic systems. We are also one of the leading global suppliers of automotive electrical distribution systems. As a result of these capabilities, we can offer our customers fully integrated automotive interiors, including electronic products and electrical distribution systems. We were awarded the first-ever total interior integrator program by General Motors for the 2006 Cadillac DTS and Buick Lucerne models. As a total interior integrator, we work closely with the customer on the design and have lead or sole responsibility for the engineering, component/module sourcing, manufacturing and delivery of the automotive interiors for these two passenger cars.
      Demand for our products is directly related to automotive vehicle production. Automotive sales and production can be affected by general economic or industry conditions, labor relations issues, regulatory requirements, trade agreements and other factors. Our operating results are also significantly impacted by what is referred to in this section as “vehicle platform mix”; that is, the overall commercial success of the vehicle platforms for which we supply particular products, as well as our relative profitability on these platforms. In addition, our two largest customers, General Motors and Ford, accounted for approximately 43% of our net sales in 2004, excluding net sales to Opel, Saab, Volvo, Jaguar and Land Rover, which are affiliates of General Motors or Ford. A significant loss of business with respect to any vehicle model for which we are a significant supplier could materially and negatively affect our operating results.
      Automotive industry conditions in North America and Europe continue to be challenging. In North America, the industry is characterized by significant overcapacity, fierce competition and significant pension and healthcare liabilities for the domestic automakers. In addition, the domestic automakers have recently announced production cuts which significantly impact several of our key platforms. In Europe, the market structure is relatively fragmented with significant overcapacity, and several of our key platforms experienced significant production declines in 2004. In both of our major markets, certain of our key platforms are undergoing model changeovers or refreshenings that will have a larger than normal adverse impact on our vehicle platform mix in 2005. Historically, the majority of our sales have been derived from the U.S.-based automotive manufacturers in North America, as well as automotive manufacturers in Western Europe. As discussed below, our ability to increase sales in the future will depend, in part, on our ability to increase our penetration of Asian automotive manufacturers worldwide and leverage our existing North American and European customer base across all product lines.
      Our customers require us to reduce costs and, at the same time, assume greater responsibility for the design, development, engineering and integration of interior products. We seek to enhance our profitability by investing in technology, design capabilities and new product initiatives that respond to the needs of our customers and consumers. Our profitability is also dependent on our ability to achieve product cost reductions, including cost reductions from our suppliers. Finally, we continually evaluate alternatives to align our business with the changing needs of our customers and to lower the operating costs of our company. This includes the realignment of our existing manufacturing capacity, facility closures or similar actions.
      Increases in certain raw material and commodity costs, such as steel, resins and diesel fuel, had a significant adverse impact on our operating results in 2004 and will continue to negatively affect our profitability in 2005. We have developed strategies to mitigate or partially offset the impact, which include aggressive cost reduction actions, the selective in-sourcing of components where we have available capacity, the continued consolidation of our supply base and the acceleration of low-cost country sourcing and engineering. In addition, the sharing of increased raw material costs has been, and will continue to be, the subject of negotiations with our customers. While we believe that our mitigation efforts will offset a substantial portion of the financial impact of these increased costs, no assurances can be given that the magnitude and duration of these increased costs will not have a material impact on our future operating results. See “— Forward-Looking Statements” and “— Risk Factors — High raw material costs may continue to have a significant adverse impact on our profitability.”
      In evaluating our financial condition and operating performance, we focus primarily on profitable sales growth and cash flows, as well as return on invested capital on a consolidated basis. In addition to maintaining and expanding our business with our existing customers in our more established markets, we have increased our emphasis on expanding our business in Eastern European and Asian markets and with Asian automotive manufacturers worldwide. The Eastern European and Asian markets present growth opportunities, as automotive manufacturers expand production in these markets to meet increasing demand. We have opened new facilities to support growth in the Czech Republic and Slovakia, and we are expanding our low-cost operations in Poland and Romania. We currently have twelve joint ventures in China and several other joint ventures dedicated to serving Asian automotive manufacturers. We will continue to seek ways to expand our business in Eastern European and Asian markets and with Asian automotive manufacturers worldwide.
      Our success in generating cash flow will depend, in part, on our ability to efficiently manage working capital. Working capital can be significantly impacted by the timing of cash flows from sales and purchases. In this regard, changes in certain customer payment terms are expected to have a negative impact on our reported cash flows through 2005 but are not expected to have a significant impact on our average daily cash flows. In addition, our cash flow is also dependent on our ability to efficiently manage our capital spending. We utilize return on invested capital as a measure of the efficiency with which assets are deployed to increase earnings. Improvements in our return on invested capital will depend on our ability to maintain an appropriate asset base for our business and to increase productivity and operating efficiency.
      This section includes forward-looking statements that are subject to risks and uncertainties. For further information related to other factors that have had, or may in the future have, a significant impact on our business, consolidated financial position or results of operations, see “— Forward-Looking Statements” and “— Risk Factors.”
Results of Operations
      A summary of our operating results in millions of dollars and as a percentage of net sales is shown below:

	For the Year Ended December 31,

	2004		2003		2002

Net sales
Seating	$11,314.7	66.7%	$10,743.9	68.2%	$9,853.5	68.3%
Interior	2,965.0	17.5	2,817.2	17.9	2,550.4	17.7
Electronic and electrical	2,680.3	15.8	2,185.6	13.9	2,020.7	14.0

Net sales	16,960.0	100.0	15,746.7	100.0	14,424.6	100.0
Gross profit	1,402.1	8.3	1,346.4	8.6	1,260.3	8.7
Selling, general and administrative expenses	633.7	3.7	573.6	3.6	517.2	3.6
Interest expense	165.5	1.0	186.6	1.2	210.5	1.5
Other expense, net	38.6	0.2	51.8	0.3	52.1	0.4
Net income	422.2	2.5	380.5	2.4	13.0	0.1

Year Ended December 31, 2004, Compared With Year Ended December 31, 2003
      Net sales for the year ended December 31, 2004, were $17.0 billion as compared to $15.7 billion for the year ended December 31, 2003, an increase of 7.7%. New business, net of selling price reductions, and net foreign exchange rate fluctuations increased net sales by $1,010 million and $748 million, respectively. Net sales also benefited from the net impact of our acquisitions and divestitures, which contributed $173 million to the increase. These increases were partially offset by changes in vehicle production volume and platform mix, which negatively impacted net sales by $718 million.
      Gross profit and gross margin were $1,402 million and 8.3% in 2004, as compared to $1,346 million and 8.6% in 2003. The benefit from our productivity initiatives and other efficiencies and the impact of new business contributed $421 million and $90 million, respectively, to the increase in gross profit. Gross profit also benefited from the impact of net foreign exchange rate fluctuations and our recent terminals and connectors acquisition. Gross profit was negatively affected by the net impact of customer and supplier commercial settlements, including selling price reductions, which, collectively with the impact of vehicle platform mix, reduced gross profit by $444 million. Gross profit was also negatively impacted by higher raw material costs, including increased steel and resin prices.
      Selling, general and administrative expenses, including research and development, were $634 million for the year ended December 31, 2004, as compared to $574 million for the year ended December 31, 2003. As a percentage of net sales, selling, general and administrative expenses were 3.7% in 2004 and 3.6% in 2003. Our incremental investment in Asian infrastructure and new programs, net foreign exchange rate fluctuations and the impact of our terminals and connectors acquisition contributed $24 million, $22 million and $20 million, respectively, to the increase in selling, general and administrative expenses.
      Research and development costs incurred in connection with the development of new products and manufacturing methods, to the extent not recoverable from the customer, are charged to selling, general and administrative expenses as incurred. Such costs totaled $198 million in 2004 and $171 million in 2003. In certain situations, the reimbursement of pre-production engineering, research and design costs is contractually guaranteed by, and fully recoverable from, our customers and is therefore capitalized. For the years ended December 31, 2004 and 2003, we capitalized $245 million and $181 million, respectively, of such costs.
      Interest expense was $166 million in 2004 as compared to $187 million in 2003. Lower interest rates, after giving effect to our hedging activities, favorably impacted interest expense by $22 million.
      Other expense, which includes state and local non-income related taxes, foreign exchange gains and losses, gains and losses on the sales of fixed assets and other miscellaneous income and expense, was $39 million in 2004 as compared to $52 million in 2003. The primary reasons for the decrease were a reduction in losses on the sales of fixed assets and other miscellaneous expenses, which were partially offset by an increase in state and local non-income related taxes.
      The provision for income taxes was $128 million, representing an effective tax rate of 23.3%, for the year ended December 31, 2004, as compared to $154 million, representing an effective tax rate of 28.8%, for the year ended December 31, 2003. Our overall tax planning strategy, as well as the mix of our earnings by country, has contributed to the decrease in the effective tax rate. The effective tax rates for 2004 and 2003 approximated the United States federal statutory income tax rate of 35%, adjusted for income taxes on foreign earnings, losses and remittances, valuation adjustments, research and development credits and other items, including the benefit from the settlement of prior years’ tax matters. For further information related to income taxes, see Note 8, “Income Taxes,” to the consolidated financial statements included in this Report.
      Net income increased to $422 million, or $5.77 per diluted share, for the year ended December 31, 2004, as compared to $381 million, or $5.31 per diluted share, for the year ended December 31, 2003, for the reasons described above.

Reportable Operating Segments
      The financial information presented below is for our three reportable operating segments for the periods presented. These segments are: seating, which includes seat systems and the components thereof; interior, which includes instrument panels and cockpit systems, overhead systems, door panels, flooring and acoustic systems and other interior products; and electronic and electrical, which includes electronic products and electrical distribution systems, primarily wire harnesses and junction boxes; interior control and entertainment systems; and wireless systems. Financial measures regarding each segment’s income before interest, other expense, provision for income taxes, minority interests in consolidated subsidiaries, equity in net income of affiliates and cumulative effect of a change in accounting principle (for purposes of the reportable operating segment disclosure below, referred to as “income before interest, other expense and income taxes”) and income before interest, other expense and income taxes divided by net sales (“margin”) are not measures of performance under accounting principles generally accepted in the United States (“GAAP”). Such measures are presented because we evaluate the performance of our reportable operating segments, in part, based on income before interest, other expense and income taxes. These measures should not be considered in isolation or as a substitute for net income, net cash provided by operating activities or other income statement or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, these measures, as we determine them, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated income before interest, other expense, provision for income taxes, minority interests in consolidated subsidiaries, equity in net income of affiliates and cumulative effect of a change in accounting principle to income before provision for income taxes, minority interests in consolidated subsidiaries, equity in net income of affiliates and cumulative effect of a change in accounting principle, see Note 11, “Segment Reporting,” to the consolidated financial statements included in this Report.

Seating —
      A summary of the financial measures for our seating segment is shown below (dollar amounts in millions):

	For the Year Ended
	December 31,

	2004	2003

Net sales	$11,314.7	$10,743.9
Income before interest, other expense and income taxes	684.9	698.1
Margin	6.1%	6.5%
      Net sales were $11.3 billion for the year ended December 31, 2004, as compared to $10.7 billion for the year ended December 31, 2003, an increase of $571 million or 5.3%. New business, net of selling price reductions, net foreign exchange rate fluctuations and the impact of a seating acquisition in Korea favorably impacted net sales by $504 million, $528 million and $66 million, respectively. These increases were partially offset by the impact of vehicle production volume and platform mix, which reduced net sales by $527 million. Income before interest, other expense and income taxes and the related margin on net sales were $685 million and 6.1% in 2004 as compared to $698 million and 6.5% in 2003. Income before interest, other expense and income taxes and the related margin benefited from the impact of our productivity initiatives and other efficiencies, net of higher raw material costs, which contributed $161 million. This increase was more than offset by the impact of selling price reductions and changes in vehicle production volume and platform mix.

Interior —
      A summary of the financial measures for our interior segment is shown below (dollar amounts in millions):

	For the Year Ended
	December 31,

	2004	2003

Net sales	$2,965.0	$2,817.2
Income before interest, other expense and income taxes	85.1	104.0
Margin	2.9%	3.7%
      Net sales were $3.0 billion for the year ended December 31, 2004, as compared to $2.8 billion for the year ended December 31, 2003, an increase of $148 million or 5.2%. New business, net of selling price reductions, and net foreign exchange rate fluctuations favorably impacted net sales by $206 million and $93 million, respectively. These increases were partially offset by the impact of vehicle production volume and platform mix, as well as our divestitures, which decreased net sales by $108 million and $42 million, respectively. Income before interest, other expense and income taxes and the related margin on net sales were $85 million and 2.9% in 2004 as compared to $104 million and 3.7% in 2003. Income before interest, other expense and income taxes and the related margin benefited from our productivity initiatives and other efficiencies, net of higher raw material costs, which contributed $106 million. This increase was more than offset by the impact of selling price reductions and changes in vehicle production volume and platform mix.

Electronic and Electrical —
      A summary of the financial measures for our electronic and electrical segment is shown below (dollar amounts in millions):

	For the Year Ended
	December 31,

	2004	2003

Net sales	$2,680.3	$2,185.6
Income before interest, other expense and income taxes	207.5	197.8
Margin	7.7%	9.1%
      Net sales were $2.7 billion for the year ended December 31, 2004, as compared to $2.2 billion for the year ended December 31, 2003, an increase of $495 million or 22.6%. New business, net of selling price reductions, the impact of our recent terminals and connectors acquisition and net foreign exchange rate fluctuations favorably impacted net sales by $300 million, $130 million and $134 million, respectively. These increases were partially offset by the impact of vehicle production volume and platform mix, which decreased net sales by $88 million. Income before interest, other expense and income taxes and the related margin on net sales were $208 million and 7.7% in 2004 as compared to $198 million and 9.1% in 2003. Income before interest, other expense and income taxes benefited from our productivity initiatives and other efficiencies, which contributed $21 million. The increase was largely offset by the impact of selling price reductions, net of the impact of new business. The decline in the related margin on net sales was primarily due to the impact of selling price reductions and the integration of our recent terminals and connectors acquisition, partially offset by the benefit of our productivity initiatives and other efficiencies.

Year Ended December 31, 2003, Compared With Year Ended December 31, 2002
      Net sales for the year ended December 31, 2003, were $15.7 billion as compared to $14.4 billion for the year ended December 31, 2002, an increase of $1.3 billion or 9.2%. New business, net of selling price reductions, and net foreign exchange rate fluctuations each increased net sales by $1.0 billion. These increases were partially offset by unfavorable changes in vehicle platform mix in Europe, which negatively impacted net sales by $424 million, and the impact of lower vehicle production volumes in North America, which negatively impacted net sales by $285 million.
      Gross profit and gross margin were $1,346 million and 8.6% in 2003, as compared to $1,260 million and 8.7% in 2002. The benefit from our productivity initiatives and other efficiencies, net foreign exchange rate fluctuations and the positive impact of new business contributed $109 million, $61 million and $48 million, respectively, to the increase in gross profit. These increases were partially offset by the negative impact of lower vehicle production volumes in North America, unfavorable changes in vehicle platform mix in both North America and Europe and selling price reductions, which collectively reduced gross profit by $104 million. Facility consolidation costs also negatively impacted gross profit by $37 million.
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
      Research and development costs incurred in connection with the development of new products and manufacturing methods, to the extent not recoverable from the customer, are charged to selling, general and administrative expenses as incurred. Such costs totaled $171 million in 2003 and $176 million in 2002. In certain situations, the reimbursement of pre-production engineering, research and design costs is contractually guaranteed by, and fully recoverable from, our customers and is therefore capitalized. For the years ended December 31, 2003 and 2002, we capitalized $181 million and $136 million, respectively, of such costs.
      Interest expense was $187 million in 2003 as compared to $211 million in 2002. Our reduced debt balances and lower interest rates, after giving effect to our hedging activities, favorably impacted interest expense by $14 million and $13 million, respectively, and were partially offset by the impact of net foreign exchange rate fluctuations.
      The provision for income taxes was $154 million, representing an effective tax rate of 28.8%, for the year ended December 31, 2003, as compared to $157 million, representing an effective tax rate of 33.5%, for the year ended December 31, 2002. The decrease in the effective tax rate is primarily the result of our overall tax planning strategy, as well as the mix of our earnings by country. The effective tax rates for 2003 and 2002 approximated the United States federal statutory income tax rate of 35%, adjusted for income taxes on foreign earnings, losses and remittances, valuation adjustments, research and development credits and other items. For further information related to income taxes, see Note 8, “Income Taxes,” to the consolidated financial statements included in this Report.
      Net income was $381 million, or $5.31 per diluted share, for the year ended December 31, 2003, as compared to $13 million, or $0.29 per diluted share, for the year ended December 31, 2002. On January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” under which goodwill is no longer amortized but is subject to annual impairment analysis. As a result of our initial impairment analysis, we recorded a cumulative effect of a change in accounting principle related to impairment charges of $311 million ($299 million after tax) as of January 1, 2002. Income before cumulative effect of a change in accounting principle was $312 million, or $4.47 per diluted share, in 2002.

Reportable Operating Segments

Seating —
      A summary of the financial measures for our seating segment is shown below (dollar amounts in millions):

	For the Year Ended
	December 31,

	2003	2002

Net sales	$10,743.9	$9,853.5
Income before interest, other expense and income taxes	698.1	545.9
Margin	6.5%	5.5%
      Net sales were $10.7 billion for the year ended December 31, 2003, as compared to $9.9 billion for the year ended December 31, 2002, an increase of $890 million or 9.0%. Net foreign exchange rate fluctuations, new business, net of selling price reductions, and the impact of a Korean seating acquisition positively impacted net sales by $758 million, $555 million and $13 million, respectively. These increases were partially offset by the impact of lower vehicle production volumes which, combined with changes in vehicle platform mix, reduced net sales by $437 million. Income before interest, other expense and income taxes and the related margin on net sales were $698 million and 6.5% in 2003 as compared to $546 million and 5.5% in 2002. Income before interest, other expense and income taxes benefited from favorable changes in platform mix which, offset by the impact of lower vehicle production volumes and selling price reductions, contributed $77 million to the increase. Income before interest, other expense and income taxes also benefited from our productivity initiatives and other efficiencies, net foreign exchange rate fluctuations and the positive impact of new business, which contributed $67 million, $31 million and $25 million, respectively, to the increase. These increases were partially offset by facility consolidation costs, which reduced income before interest, other expense and income taxes by $28 million. The improvement in the margin on net sales was primarily due to favorable changes in platform mix, partially offset by the impact of selling price reductions.

Interior —
      A summary of the financial measures for our interior segment is shown below (dollar amounts in millions):

	For the Year Ended
	December 31,

	2003	2002

Net sales	$2,817.2	$2,550.4
Income before interest, other expense and income taxes	104.0	141.2
Margin	3.7%	5.5%
      Net sales were $2.8 billion for the year ended December 31, 2003, as compared to $2.6 billion for the year ended December 31, 2002, an increase of $267 million or 10.5%. New business, net of selling price reductions, and net foreign exchange rate fluctuations positively impacted net sales by $235 million and $103 million, respectively. These increases were partially offset by the impact of lower vehicle production volumes which, combined with changes in vehicle platform mix, reduced net sales by $62 million. Income before interest, other expense and income taxes and the related margin on net sales were $104 million and 3.7% in 2003 as compared to $141 million and 5.5% in 2002. The impact of lower vehicle production volumes, changes in vehicle platform mix and selling price reductions collectively reduced income before interest, other expense and income taxes by $87 million. Net foreign exchange rate fluctuations and facility consolidation costs also negatively impacted income before interest, other expense and income taxes by $10 million and $5 million, respectively. These decreases were partially offset by the benefit from our productivity initiatives and other efficiencies and the positive impact of new business, which contributed $52 million and $8 million, respectively, to income before interest, other expense and income taxes. The decline in the margin on net sales was primarily due to the impact of selling price reductions and net foreign exchange rate fluctuations, partially offset by the benefit from our productivity initiatives and other efficiencies.

Electronic and Electrical —
      A summary of the financial measures for our electronic and electrical segment is shown below (dollar amounts in millions):

	For the Year Ended
	December 31,

	2003	2002

Net sales	$2,185.6	$2,020.7
Income before interest, other expense and income taxes	197.8	231.5
Margin	9.1%	11.5%
      Net sales were $2.2 billion for the year ended December 31, 2003, as compared to $2.0 billion for the year ended December 31, 2002, an increase of $165 million or 8.2%. New business, net of selling price reductions, and net foreign exchange rate fluctuations positively impacted net sales by $211 million and $157 million, respectively. These increases were partially offset by the impact of lower vehicle production volumes which, combined with changes in vehicle platform mix, reduced net sales by $203 million. Income before interest, other expense and income taxes and the related margin on net sales were $198 million and 9.1% in 2003 as compared to $232 million and 11.5% in 2002. The impact of lower vehicle production volumes, changes in vehicle platform mix and selling price reductions collectively reduced income before interest, other expense and income taxes by $78 million. Facility consolidation costs also negatively impacted income before interest, other expense and income taxes by $3 million. These decreases were partially offset by the benefit from our productivity initiatives and other efficiencies, net foreign exchange rate fluctuations and the positive impact of new business, which contributed $23 million, $13 million and $13 million, respectively, to income before interest, other expense and income taxes. The decline in the margin on net sales was primarily due to the impact of selling price reductions, partially offset by the benefit from our productivity initiatives and other efficiencies.

Sales Backlog
      As of December 31, 2004, we had a sales backlog of $1,550 million for orders to be executed in 2005. Our sales backlog reflects anticipated net sales from awarded new programs, less net sales from phased-out and canceled programs. The calculation of backlog does not reflect customer price reductions on existing or newly awarded programs. The sales backlog may be impacted by various assumptions embedded in the calculation, including vehicle production levels on new and replacement programs, foreign exchange rates and the timing of program launches. In addition, we typically enter into agreements with our customers at the beginning of a vehicle’s life for the fulfillment of our customers’ purchasing requirements for the entire production life of the vehicle. Although instances of early termination have historically been rare, these agreements generally may be terminated by our customers at any time. Therefore, our backlog information does not reflect firm orders or firm commitments.
Facility Consolidations
      We continually evaluate alternatives to align our business with the changing needs of our customers and to lower the operating costs of our company. This includes the realignment of our existing manufacturing capacity, facility closures or similar actions in the normal course of business. In addition to these, we initiated significant actions affecting two of our U.S. seating facilities in December 2003. As a result of phased-out programs and uncompetitive cost structures, it was not economical for us to continue to operate these facilities as they existed. These actions were completed in the second quarter of 2004. In accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” we recorded charges of $5 million and $20 million in 2004 and 2003, respectively, related to these actions for employee termination benefits required under related labor agreements. In addition, we recorded asset impairment charges of $3 million and $5 million in 2004 and 2003, respectively, related to these actions to write down the value of machinery and equipment that has been abandoned. These charges are included in cost of sales in our consolidated statement of income for the years ended December 31, 2004 and 2003.
Acquisition
      On July 5, 2004, we completed the acquisition of the parent of GHW Grote & Hartmann GmbH (“Grote & Hartmann”) for consideration of $160 million, including assumed debt of $86 million. This amount excludes the cost of integration, as well as other internal costs related to the transaction which were expensed as incurred. Grote & Hartmann is based in Wuppertal, Germany, and manufactures terminals and connectors, as well as junction boxes, primarily for the automotive industry. Grote & Hartmann had full year 2003 sales of approximately $275 million.
      The Grote & Hartmann acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed are included in the consolidated balance sheet as of December 31, 2004. The operating results of Grote & Hartmann are included in the consolidated financial statements since the date of acquisition.
Liquidity and Financial Condition
      Our primary liquidity needs are to fund capital expenditures, service indebtedness and support working capital requirements. Our principal sources of liquidity are cash flows from operating activities and borrowing availability under our primary credit facility. A substantial portion of our operating income is generated by our subsidiaries. As a result, we are dependent on the earnings and cash flows of and the combination of dividends, distributions or advances from our subsidiaries to provide the funds necessary to meet our obligations. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear. For further information regarding potential dividends from our non-U.S. subsidiaries, see Note 8, “Income Taxes,” to the consolidated financial statements included in this Report.

Cash Flows
      Net cash provided by operating activities was $676 million in 2004 as compared to $586 million in 2003. The net change in sold accounts receivable, which resulted in a $228 million improvement in operating cash flows between periods, and a $42 million increase in net income were partially offset by the net change in working capital and the net change in recoverable customer engineering and tooling, which collectively resulted in a $177 million decrease in operating cash flows between periods. Increases in accounts receivable and accounts payable were a use of $148 million and a source of $190 million of cash, respectively, in 2004, reflecting the timing of payments received from our customers and made to our suppliers. Other current assets and accrued liabilities were a use of $63 million of cash in 2004, primarily as a result of the timing of commercial settlements, domestic and foreign tax payments and payroll-related payments.
      Net cash used in investing activities was $473 million in 2004 as compared to $347 million in 2003. This increase was primarily due to cash paid related to the acquisition of Grote & Hartmann, as well as a $53 million increase in capital expenditures between periods. Capital spending was $429 million in 2004 as compared to $376 million in 2003. This increase was primarily to support new program awards, to execute plant and operating efficiency actions and to fund our common product architecture strategy. In 2005, capital spending is estimated to be in the range of $425 million to $475 million.
      Our financing activities were a source of $166 million of cash in 2004 as compared to a use of $159 million of cash in 2003, primarily as a result of our August 2004 issuance of $400 million aggregate principal amount of 5.75% senior notes due 2014. We expect to use the net proceeds of this offering for general corporate purposes, including, without limitation, the repayment or repurchase of a portion of our 7.96% senior notes due May 2005. Net repayments of our short-term and long-term debt were $79 million in 2004 as compared to $167 million in 2003. The lower debt reduction was primarily the result of stock repurchases and dividend payments in an aggregate amount of $166 million in 2004, partially offset by increased net cash provided by operating activities in the current year.

Capitalization
      In addition to cash provided by operating activities, we utilize a combination of our primary credit facility and long-term notes to fund our capital expenditures and working capital requirements. For the years ended December 31, 2004 and 2003, our average outstanding long-term debt balance was $2.2 billion and $2.1 billion, respectively. The weighted average long-term interest rate, including rates under our primary credit facility and the effect of hedging activities, was 6.3% and 6.6% for the respective periods.
      We utilize uncommitted lines of credit as needed for our short-term working capital fluctuations. For the years ended December 31, 2004 and 2003, our average outstanding unsecured short-term debt balance was $19 million and $37 million, respectively. The weighted average interest rate, including the effect of hedging activities, was 2.8% and 3.7% for the respective periods.

Primary Credit Facility
      Our primary credit facility consists of a $1.7 billion amended and restated credit facility, which matures on March 26, 2006. As of December 31, 2004, we had no borrowings outstanding under our primary credit facility and $52 million committed under outstanding letters of credit, resulting in more than $1.6 billion of unused availability. Our primary credit facility provides for multicurrency borrowings in a maximum aggregate amount of $500 million and Canadian borrowings in a maximum aggregate amount of $100 million, the commitments for which are part of the aggregate primary credit facility commitment. We are currently seeking to extend the maturity of our existing primary credit facility through a replacement facility with a syndicate of lenders.

Subsidiary Guarantees —
      The primary credit facility is guaranteed by certain of our subsidiaries and is secured by the pledge of all or a portion of the capital stock of certain of our significant subsidiaries. Pursuant to the terms of the primary credit facility, the guarantees and stock pledges may be released, at our option, when and if certain conditions are satisfied, including credit ratings at or above BBB- from Standard & Poor’s Ratings Services and at or above Baa3 from Moody’s Investors Service and certain other conditions. These conditions were satisfied in May 2004, when Moody’s Investors Service raised its credit rating of our senior unsecured debt to Baa3. As of the date of the Report, we have not sought to release the guarantees and stock pledges.

Covenants —
      Our primary credit facility contains operating and financial covenants that, among other things, could limit our ability to obtain additional sources of capital. As of January 1, 2005, the principal financial covenants required that we maintain a leverage ratio of not more than 3.25 to 1 and an interest coverage ratio of not less than 3.50 to 1 (in each case, as such ratios are defined in the agreement governing our primary credit facility). As of December 31, 2004, our leverage and interest coverage ratios were 1.7 and 7.4, respectively. The primary credit facility does not require accelerated repayment in the event of a decrease in our credit ratings (see “— Credit Ratings”). As of December 31, 2004, we were in compliance with all covenants and other requirements set forth in our primary credit facility.
      For further information related to our primary credit facility described above, see Note 7, “Long-Term Debt,” to the consolidated financial statements included in this Report and the agreement governing our primary credit facility, which has been incorporated by reference as an exhibit to this Report.

Senior Notes
      As of December 31, 2004, we had $2.4 billion of senior notes outstanding, consisting primarily of $400 million aggregate principal amount of senior notes due 2014, $286 million accreted value of zero-coupon convertible senior notes due 2022, Euro 250 million (approximately $339 million based on the exchange rate in effect as of December 31, 2004) aggregate principal amount of senior notes due 2008, $600 million aggregate principal amount of senior notes due 2005 and $800 million aggregate principal amount of senior notes due 2009. We intend to repay the senior notes due 2005 at maturity with excess cash and borrowings under our primary credit facility.
      In August 2004, we issued $400 million aggregate principal amount of unsecured 5.75% senior notes, which mature in 2014, yielding gross proceeds of $399 million. We expect to use the net proceeds of this offering for general corporate purposes, including, without limitation, the repayment or repurchase of a portion of our senior notes due 2005. The notes are unsecured and rank equally with our other unsecured senior indebtedness, including our other senior notes. The offering of the notes was not registered under the Securities Act of 1933, as amended (the “Securities Act”). Under the terms of a registration rights agreement entered into in connection with the issuance of the notes, we are required to complete an exchange offer of the notes for substantially identical notes registered under the Securities Act. We will be required to pay additional interest on the notes in the event the exchange offer is not completed by a specified date and under certain other circumstances.

Zero-Coupon Convertible Senior Notes —
      In February 2002, we issued $640 million aggregate principal amount at maturity of zero-coupon convertible senior notes due 2022, yielding gross proceeds of $250 million. The notes are unsecured and rank equally with our other unsecured senior indebtedness, including our other senior notes. Each note of $1,000 principal amount at maturity was issued at a price of $391.06, representing a yield to maturity of 4.75%. Holders of the notes may convert their notes at any time on or before the maturity date at a conversion rate, subject to adjustment, of 7.5204 shares of our common stock per note, provided that the average per share price of our common stock for the 20 trading days immediately prior to the conversion date is at least a specified percentage, beginning at 120% upon issuance and declining 1/2% each year thereafter to 110% at maturity, of the accreted value of the note, divided by the conversion rate (the “Contingent Conversion Trigger”). The average per share price of our common stock for the 20 trading days immediately prior to December 31, 2004, was $58.95. As of December 31, 2004, the Contingent Conversion Trigger was $70.79.

The notes are also convertible (1) if the long-term credit rating assigned to the notes by either Moody’s Investors Service or Standard & Poor’s Ratings Services is reduced below Ba3 or BB-, respectively, or either ratings agency withdraws its long-term credit rating assigned to the notes, (2) if we call the notes for redemption or (3) upon the occurrence of specified other events.
      We have an option to redeem all or a portion of the notes for cash at their accreted value at any time on or after February 20, 2007. Should we exercise this option, holders of the notes could exercise their option to convert the notes into our common stock at the conversion rate, subject to adjustment, of 7.5204 shares per note. Holders may require us to purchase their notes on each of February 20, 2007, 2012 and 2017, as well as upon the occurrence of a fundamental change (as defined in the indenture governing the notes), at their accreted value on such dates. On August 26, 2004, we amended our outstanding zero-coupon convertible senior notes to require the settlement of any repurchase obligation with respect to the zero-coupon convertible senior notes for cash.

Subsidiary Guarantees —
      Our senior notes are guaranteed by the same subsidiaries that guarantee our primary credit facility. In the event that any such subsidiary ceases to be a guarantor under the primary credit facility, such subsidiary will be released as a guarantor of the senior notes. Our senior notes are not secured by the pledge of the capital stock of any of our subsidiaries.

Covenants —
      Our senior notes contain covenants restricting our ability to incur liens and to enter into sale and leaseback transactions and restricting our ability to consolidate with, to merge with or into or to sell or otherwise dispose of all or substantially all of our assets to any person.
      For further information related to our senior notes described above, see Note  7, “Long-Term Debt,” to the consolidated financial statements included in this Report and the indentures governing our senior notes, which have been incorporated by reference as exhibits to this Report.

Contractual Obligations
      Our scheduled maturities of long-term debt, including capital lease obligations, our scheduled interest payments on our public debt and our lease commitments under non-cancelable operating leases as of December 31, 2004, are shown below (in millions):

	2005	2006	2007	2008	2009	Thereafter	Total

Long-term debt maturities	$632.8	$6.8	$9.2	$342.3	$805.4	$703.2	$2,499.7
Interest payments on our public debt	138.8	115.1	115.1	101.5	55.4	115.0	640.9
Lease commitments	88.4	97.5	59.2	51.6	39.9	113.0	449.6

Total	$860.0	$219.4	$183.5	$495.4	$900.7	$931.2	$3,590.2

      Borrowings under our primary credit facility bear interest at variable rates. Therefore, an increase in interest rates would reduce our profitability. See “— Market Risk Sensitivity.”
      In addition to the obligations set forth above, we have capital requirements with respect to new programs. We enter into agreements with our customers to produce products at the beginning of a vehicle’s life. Although such agreements do not provide for minimum quantities, once we enter into such agreements, fulfillment of our customers’ purchasing requirements is our obligation for the entire production life of the vehicle. Prior to being formally awarded a program, we typically work closely with our customers in the early stages of designing and engineering a vehicle’s interior systems. Failure to complete the design and engineering work related to a vehicle’s interior systems, or to fulfill a customer’s contract, could adversely affect our business.

      We also enter into agreements with suppliers to assist us in meeting our customers’ production needs. These agreements vary as to duration and quantity commitments. Historically, most have been short-term agreements not providing for minimum purchases.
      We also have minimum funding requirements with respect to our pension obligation. We expect to contribute approximately $53 million to $58 million to our domestic and foreign pension plans in 2005. Our minimum funding requirements after 2005 will depend on several factors, including the investment performance of our retirement plans and prevailing interest rates. We also have payments due with respect to our postretirement benefit obligation. We do not fund our postretirement benefit obligation. Rather, payments are made as costs are incurred by covered retirees. We expect benefit payments to be approximately $8 million in 2005. For further information related to our pension and other postretirement benefit plans, see “— Other Matters — Pension and Other Postretirement Benefit Plans” and Note 9, “Pension and Other Postretirement Benefit Plans,” to the consolidated financial statements included in this Report.

Off-Balance Sheet Arrangements

Asset-Backed Securitization Facility —
      We have in place an asset-backed securitization facility (the “ABS facility”), which provides for maximum purchases of adjusted accounts receivable of $200 million. Although we utilized the ABS facility throughout 2004, as of December 31, 2004, there were no accounts receivable sold under this facility. The level of funding utilized under this facility is based on the credit ratings of our major customers, the level of aggregate accounts receivable in a specific month and our funding requirements. Should our major customers experience further reductions in their credit ratings, we may be unable to utilize the ABS facility in the future. Should this occur, we would utilize our primary credit facility to replace the funding currently provided by the ABS facility. In October 2004, the ABS facility was amended to extend the termination date from November 2004 to November 2005. In January 2005, the facility was further amended to reduce the level of maximum purchases to $150 million. For further information related to the ABS facility, see Note 12, “Financial Instruments,” to the consolidated financial statements included in this Report.

Guarantees and Commitments —
      We guarantee the residual value of certain of our leased assets. As of December 31, 2004, these guarantees totaled $27 million. In addition, we guarantee 39% of certain of the debt of Total Interior Systems — America, LLC and 60% of certain of the debt of Honduras Electrical Distribution Systems S. de R.L. de C.V. The percentages of debt guaranteed of these entities are based on our ownership percentages. As of December 31, 2004, the aggregate amount of debt guaranteed was approximately $8 million.

Accounts Receivable Factoring
      Certain of our European and Asian subsidiaries periodically factor their accounts receivable with financial institutions. Such receivables are factored without recourse to us and are excluded from accounts receivable in our consolidated balance sheets. As of December 31, 2004, there were no factored accounts receivable. As of December 31, 2003, the amount of factored receivables was $71 million. We cannot provide any assurances that these factoring facilities will be available or utilized in the future.

Credit Ratings
      The credit ratings below are not recommendations to buy, sell or hold our securities and are subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

      The credit ratings of our senior unsecured debt as of December 31, 2004, are shown below. All such ratings are “investment grade.”

	Standard & Poor’s	Moody’s	Fitch
	Ratings Services	Investors Service	Ratings

Credit rating of senior unsecured debt	BBB-	Baa3	BBB-
Ratings outlook	Stable	Stable	Stable

Dividends
      A summary of 2004 and 2003 dividend declarations is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date

$0.20	November 13, 2003	December 15, 2003	January 9, 2004
$0.20	February 3, 2004	February 18, 2004	March 8, 2004
$0.20	May 13, 2004	May 28, 2004	June 14, 2004
$0.20	August 12, 2004	August 27, 2004	September 13, 2004
$0.20	November 11, 2004	November 26, 2004	December 13, 2004
      On January 13, 2005, our Board of Directors declared a cash dividend of $0.25 per share of common stock, payable on March 14, 2005, to shareholders of record at the close of business February 25, 2005. We expect to pay quarterly cash dividends in the future, although such payment is dependent upon our financial condition, results of operations, capital requirements, alternative uses of capital and other factors. Also, we are subject to the restrictions on the payment of dividends contained in our primary credit facility and in certain other contractual obligations. See Item 5, “Market for the Company’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Common Stock Repurchase Program
      In May 2002, our Board of Directors approved a common stock repurchase program which permitted the discretionary repurchase of up to 3.3 million shares of our outstanding common stock over an initial period of 24 months, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003. In May 2004, the program was extended until May 2006, as disclosed in our Quarterly Report on Form 10-Q for the quarter ended April 3, 2004. In 2004, we repurchased 1,834,300 shares of our outstanding common stock at an average purchase price of $53.26 per share, excluding commissions of $0.03 to $0.04 per share, under this program. In 2003, we repurchased 31,800 shares of our outstanding common stock at an average purchase price of $34.03 per share, excluding commissions of $0.04 per share, under this program.
      In November 2004, our Board of Directors approved a common stock repurchase program which permits the discretionary repurchase of up to 5,000,000 shares of our common stock through November 15, 2006, as disclosed in our Current Report on Form 8-K dated November 11, 2004. This stock repurchase program replaces the program described above. The extent to which we will repurchase our common stock and the timing of such repurchases will depend upon prevailing market conditions, alternative uses of capital and other factors. See “— Forward-Looking Statements.” Also, we are subject to the restrictions on common stock repurchases contained in our primary credit facility and in certain other contractual obligations.

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
      Our most significant foreign currency transactional exposures relate to the Mexican peso, the Canadian dollar and the Euro. We have performed a quantitative analysis of our overall currency rate exposure as of December 31, 2004. The potential earnings benefit related to transactional exposures from a hypothetical 10% strengthening of the U.S. dollar relative to all other currencies for 2005 is approximately $2 million. The potential earnings benefit related to transactional exposures from a similar strengthening of the Euro relative to all other currencies for 2005 is approximately $1 million.
      As of December 31, 2004, foreign exchange contracts representing $1.5 billion of notional amount were outstanding with maturities of less than twelve months. As of December 31, 2004, the fair market value of these contracts was approximately $14 million. A 10% change in the value of the U.S. dollar relative to all other currencies would result in a $3 million change in the aggregate fair market value of these contracts. A 10% change in the value of the Euro relative to all other currencies would result in a $15 million change in the aggregate fair market value of these contracts.
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

Interest Rates
      We use a combination of fixed and variable rate debt and interest rate swap contracts to manage our exposure to interest rate movements. Our exposure to variable interest rates on outstanding floating rate debt instruments indexed to United States or European Monetary Union short-term money market rates is partially managed by the use of interest rate swap contracts to convert certain variable rate debt obligations to fixed rate, matching effective and maturity dates to specific debt instruments. We also utilize interest rate swap contracts to convert certain fixed rate debt obligations to variable rate, matching effective and maturity date to specific debt instruments. All of our interest rate swap contracts are executed with banks that we believe are creditworthy and are denominated in currencies that match the underlying debt instrument. Net interest payments or receipts from interest rate swap contracts are recorded as adjustments to interest expense in our consolidated statements of income on an accrual basis. As of December 31, 2004, there were no contracts outstanding which convert variable rate debt obligations to fixed rate, only contracts which convert fixed rate debt obligations to variable rate.
      We have performed a quantitative analysis of our overall interest rate exposure as of December 31, 2004. This analysis assumes an instantaneous 100 basis point parallel shift in interest rates at all points of the yield curve. The potential adverse earnings impact from this hypothetical increase for 2005 is approximately $6 million.
      As of December 31, 2004, interest rate swap contracts representing $600 million of notional amount were outstanding with maturity dates of May 2005 through May 2009. All of these contracts are designated as fair value hedges and modify the fixed rate characteristics of our outstanding long-term debt instruments. The fair market value of all outstanding interest rate swap contracts is subject to changes in value due to changes in interest rates. As of December 31, 2004, the fair market value of these contracts was approximately negative $10 million. A 100 basis point parallel shift in interest rates would result in a $14 million change in the aggregate fair market value of these contracts.

Commodity Prices
      We have commodity price risk with respect to purchases of certain raw materials, including steel, leather, resins and diesel fuel. In limited circumstances, we have used financial instruments to mitigate this risk. Increases in certain raw material or commodity costs, principally steel and oil-based commodities, have had a significant adverse impact on our operating results in 2004 and will continue to negatively affect our profitability in 2005. We have developed strategies to mitigate or partially offset the impact, which include aggressive cost reduction actions, the selective in-sourcing of components where we have available capacity, the continued consolidation of our supply base and the acceleration of low-cost country sourcing and engineering. In addition, the sharing of increased raw material costs has been, and will continue to be, the subject of negotiations with our customers. While we believe that our mitigation efforts will offset a substantial portion of the financial impact of these increased costs, no assurances can be given that the magnitude and duration of these increased costs will not have a material impact on our future operating results. See “— Forward-Looking Statements” and “— Risk Factors — High raw material costs may continue to have a significant adverse impact on our profitability.”
      For further information related to the financial instruments described above, see Note 7, “Long-Term Debt,” and Note 12, “Financial Instruments,” to the consolidated financial statements included in this Report.
Other Matters

Pension and Other Postretirement Benefit Plans
      Approximately 20% of our active workforce is covered by defined benefit pension plans. Approximately 10% of our active workforce is covered by other postretirement benefit plans. Pension plans provide benefits based on plan-specific benefit formulas as defined by the applicable plan documents. Postretirement benefit plans generally provide for the continuation of medical benefits for all eligible employees. We also have contractual arrangements with certain employees which provide for supplemental retirement benefits. In general, our policy is to fund our pension benefit obligation based on legal requirements, tax considerations and local practices. We do not fund our postretirement benefit obligation.
      As of December 31, 2004 (based on a September 30, 2004 measurement date), our projected benefit obligations related to our pension and other postretirement benefit plans were $631 million and $222 million, respectively. These obligations were valued using a weighted average discount rate of 6% for domestic plans, 6% for foreign pension plans and 6.50% for foreign other postretirement benefit plans. Discount rates are determined based on a review of the rates of return for high quality long-term bonds, such as Moody’s Long-Term AA Bond Index for domestic plans. As of December 31, 2004 and 2003, our unfunded pension benefit obligation was $236 million and $182 million, respectively.
      For each of the years ended December 31, 2004 and 2003, pension net periodic benefit cost was $54 million and was determined using a variety of actuarial assumptions. Pension net periodic benefit cost was calculated using an expected return on plan assets of 7.75% for domestic plans and 7% for foreign plans in both 2004 and 2003. The expected return on plan assets is determined based on several factors, including adjusted historical returns, historical risk premiums for various asset classes and target asset allocations within the portfolio. Adjustments made to the historical returns are based on recent return experience in the equity and fixed income markets and the belief that deviations from historical returns are likely over the relevant investment horizon.
      Pension net periodic benefit cost is estimated to be approximately $56 million in 2005. This estimate is based on a weighted average discount rate of 6% and an expected return on plan assets of 7.75% for domestic plans and 7% for foreign plans. Actual cost is also dependent on various other factors related to the employees covered by these plans. We believe that these actuarial assumptions are reasonable. Adjustments to our actuarial assumptions could have a material adverse effect on our operating results. Decreasing the discount rate by 1% would have increased the pension benefit obligation and the pension net periodic benefit cost by approximately $101 million and approximately $13 million, respectively, as of and for the year ended December 31, 2004. Decreasing the expected return on plan assets by 1% would have increased the pension net periodic benefit cost by approximately $3 million for the year ended December 31, 2004.
      We expect to contribute approximately $53 million to $58 million to our domestic and foreign pension plans in 2005. Contributions to our pension plans are consistent with minimum funding requirements of the relevant governmental authorities. We may make contributions in excess of these minimums when we believe it is financially advantageous to do so and based on our other capital requirements.
      In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) was enacted. The Medicare Act introduced a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of certain other postretirement benefit plans that provide prescription drug benefits at least actuarially equivalent to Medicare Part D. In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which provides the applicable accounting guidance related to the federal subsidy. In accordance with the transition provisions of FSP 106-2, the effects of the Medicare Act are reflected in the measurement of the postretirement benefit obligation and postretirement net periodic benefit cost as of and for the year ended December 31, 2004. The effects of adoption were not significant.
      For further information related to our pension and other postretirement benefit plans, see Note 9, “Pension and Other Postretirement Benefit Plans,” to the consolidated financial statements included in this Report.

Legal and Environmental Matters
      We are involved from time to time in certain legal proceedings and claims, including, without limitation, commercial or contractual disputes.
      On January 29, 2002, Seton Company, one of our leather suppliers, filed a suit alleging that we had breached a purported agreement to purchase leather from Seton for seats for the life of the General Motors GMT 800 program. This suit presently is pending in the U.S. District Court for the Eastern District of Michigan. Seton seeks compensatory and exemplary damages on breach of contract and promissory estoppel claims and has submitted a revised report now alleging up to $97 million in damages; we will challenge several of the assumptions and bases for this revised report. We continue to believe that we have meritorious defenses to Seton’s liability and damages claims and intend to vigorously defend this lawsuit. The trial is expected to begin in the March/ April 2005 timeframe.
      We are subject to local, state, federal and foreign laws, regulations and ordinances which govern activities or operations that may have adverse environmental effects and which impose liability for the costs of cleaning up certain damages resulting from past spills, disposals or other releases of hazardous wastes and environmental compliance. Our policy is to comply with all applicable environmental laws and to maintain an environmental management program based on ISO 14001 to ensure compliance. However, we currently are, have been and in the future may become the subject of formal or informal enforcement actions or procedures.
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
      While we do not believe that the environmental liabilities associated with our current and former properties will have a material adverse effect on our business, consolidated financial position or results of operations, no assurances can be given in this regard.
      In January 2004, the Securities and Exchange Commission (the “SEC”) commenced an informal inquiry into our September 2002 amendment of our 2001 Form 10-K. The amendment was filed to report our employment of relatives of certain of our directors and officers and certain related party transactions. The SEC’s inquiry does not relate to our financial statements. In February 2005, the staff of the SEC informed us that it proposed to recommend to the SEC that it issue an administrative “cease and desist” order as a result of our failure to disclose the related party transactions in question prior to the amendment of our 2001 Form 10-K. We expect to consent to the entry of the order as part of a settlement of this matter.
      For further information regarding legal and environmental matters, see “Item 3 – Legal Proceedings.”

Certain Tax Matters

UT Automotive
      Prior to our acquisition of UT Automotive from UTC in May 1999, a subsidiary of Lear purchased the stock of a UT Automotive subsidiary. In connection with the acquisition, we agreed to indemnify UTC for certain tax consequences if the Internal Revenue Service (the “IRS”) overturned UTC’s tax treatment of the transaction. The IRS recently issued a notice of proposed adjustment to UTC related to the acquisition seeking an increase in tax of approximately $87 million, excluding interest. An indemnity payment by us to UTC for the ultimate amount due to the IRS would constitute an adjustment to the purchase price and resulting goodwill of the UT Automotive acquisition, if and when made, and would not be expected to have a material effect on our reported earnings. We believe that valid support exists for UTC’s tax positions and intend to vigorously contest the IRS’s proposed adjustment. However, the ultimate outcome of this matter is not certain.

American Jobs Creation Act of 2004
      In October 2004, the American Jobs Creation Act of 2004 (“the Act”) was signed into law. The Act creates a temporary incentive for U.S. corporations to repatriate earnings from foreign subsidiaries by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations to the extent the dividends exceed a base amount and are invested in the United States pursuant to a domestic reinvestment plan. The temporary incentive is available to us in 2005. The amount of our dividends potentially eligible for the deduction is limited to $500 million.
      The deduction is subject to a number of limitations and uncertainty remains as to the interpretation of numerous provisions in the Act. The U.S.Treasury Department is in the process of providing clarifying guidance on key elements of the repatriation provision, and Congress may reintroduce legislation that provides for certain technical corrections to the Act. We have not completed our evaluation of the repatriation provision due to the uncertainty associated with the interpretation of the provision, as well as numerous tax, legal, treasury and business considerations. We expect to complete our evaluation of the potential dividends we may pursue, if any, and the related tax ramifications after additional guidance is issued.

Significant Accounting Policies and Critical Accounting Estimates
      Our significant accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in this Report. Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are subject to an inherent degree of uncertainty. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. Actual results in these areas could differ from our estimates.
      We consider an accounting estimate to be critical if it requires us to make assumptions about matters that were uncertain at the time the estimate was made and changes in the estimate would have had a significant impact on our consolidated financial position or results of operations.

Pre-Production Costs Related to Long-Term Supply Arrangements
      We incur pre-production engineering, research and development (“ER&D”) and tooling costs related to the products produced for our customers under long-term supply agreements. We expense all pre-production ER&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, we expense all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which the customer has not provided a non-cancelable right to use the tooling. During 2004 and 2003, we capitalized $245 million and $181 million, respectively, of pre-production ER&D costs for which reimbursement is contractually guaranteed by the customer. During 2004 and 2003, we also capitalized $396 million and $381 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling. During 2004 and 2003, we collected $646 million and $540 million, respectively, of cash related to ER&D and tooling costs.
      Gains and losses related to ER&D and tooling projects are reviewed on an aggregate program basis. Net gains on projects are deferred and recognized over the life of the related long-term supply agreement. Net losses on projects are recognized as costs are incurred.
      A change in the commercial arrangements affecting any of our significant programs that would require us to expense ER&D or tooling costs that we currently capitalize could have a material adverse effect on our operating results.

Goodwill
      On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this statement, goodwill is no longer amortized but is subject to annual impairment analysis. Our impairment analysis compares the fair values of each of our reporting units, based on a discounted cash flow model, to the related net book values. Cash flows are estimated using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments, as well as assumptions related to discount rates. Changes in economic or operating conditions impacting these estimates and assumptions could result in the impairment of goodwill. As a result of the adoption of SFAS No. 142, we recorded impairment charges of $311 million ($299 million after tax) as of January 1, 2002. These charges are reflected as a cumulative effect of a change in accounting principle, net of tax, in our consolidated statement of income for the year ended December 31, 2002. Our annual SFAS No. 142 impairment analysis was completed as of October 3, 2004, and there was no additional impairment. As of December 31, 2004, we had $3.0 billion of goodwill recorded. An impairment charge related to this amount would not impact our cash flows but could materially and negatively affect our operating results.

Long-Lived Assets
      On January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, we monitor our long-lived assets for impairment indicators. If impairment indicators exist, we perform the required analysis and record impairment charges in accordance with SFAS No. 144. In 2004 and 2003, we recorded impairment charges of $3 million and $5 million, respectively, related to certain facility consolidations. In 2003, we also recorded impairment charges of $6 million related to other facility closures, an early program termination and ongoing losses at certain of our facilities. The estimated fair values were based upon either discounted cash flow analyses or estimated salvage values. Cash flows are estimated using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments. Changes in economic or operating conditions impacting these estimates and assumptions could result in the impairment of long-lived assets. We have certain other facilities that have generated operating losses in recent years. The results of the related impairment analyses indicated that impairment of the fixed assets was not required. We will continue to monitor the operating plans of these facilities for potential impairment.

Legal and Other Contingencies
      We are subject to legal proceedings and claims, including product liability claims, commercial or contractual disputes, environmental enforcement actions and other claims, that arise in the normal course of business. We routinely assess the likelihood of any adverse judgments or outcomes to these matters, as well as ranges of probable losses, by consulting with internal personnel principally involved with such matters and with our outside legal counsel handling such matters. We have accrued for estimated losses in accordance with accounting principles generally accepted in the United States for those matters where we believe that the likelihood that a loss has occurred is probable and the amount of loss is reasonably estimable. The determination of the amount of such reserves is based on knowledge and experience with regard to past and current matters and consultation with internal personnel principally involved with such matters and with our outside legal counsel handling such matters. The reserves may change in the future due to new developments or changes in circumstances. The inherent uncertainty related to the outcome of these matters can result in amounts materially different from any provisions made with respect to their resolution.

Revenue Recognition and Sales Commitments
      We enter into agreements with our customers to produce products at the beginning of a vehicle’s life. Although such agreements do not provide for minimum quantities, once we enter into such agreements, fulfillment of our customers’ purchasing requirements is our obligation for the entire production life of the vehicle. These agreements generally may be terminated by our customer at any time. Historically, terminations of these agreements have been minimal. In certain limited instances, we may be committed under existing agreements to supply products to our customers at selling prices which are not sufficient to cover the direct cost to produce such products. In such situations, we recognize losses as they are incurred.
      We receive blanket purchase orders from our customers on an annual basis. Generally, each purchase order provides the annual terms, including pricing, related to a particular vehicle model. Purchase orders do not specify quantities. We recognize revenue based on the pricing terms included in our annual purchase orders as our products are shipped to our customers. We are asked to provide our customers with annual cost reductions as part of certain agreements. We accrue for such amounts as a reduction of revenue as our products are shipped to our customers. In addition, we have ongoing adjustments to our pricing arrangements with our customers based on the related content and cost of our products. Such pricing accruals are adjusted as they are settled with our customers.
      Amounts billed to customers related to shipping and handling are included in net sales in our consolidated statements of income. Shipping and handling costs are included in cost of sales in our consolidated statements of income.
      In 2000 and in prior years, we recorded loss contract accruals in purchase accounting in conjunction with certain acquisitions. These loss contract accruals were not recorded in the historical operating results of the acquired businesses. The losses included in the accrual have not been, and will not be, included in our operating results since the respective acquisition dates. Further, our future operating results will benefit from accruing these contract losses in the related purchase price allocations. A summary of the loss contract accrual activity related to these acquisitions is shown below (in millions):

			Accrual as of
	Original	Adjustments/	Dec. 31,
	Accrual	Utilized	2004

Lear-Donnelly	$8.7	$(8.7)	$—
UT Automotive	19.7	(19.3)	0.4
Peregrine	18.4	(18.4)	—
Delphi	53.3	(53.3)	—
      We utilized $13 million, $7 million and $8 million of the loss contract accruals to offset losses in 2004, 2003 and 2002, respectively.

Income Taxes
      In determining the provision for income taxes for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments affect the calculation of certain tax liabilities and the determination of the recoverability of certain deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense. Deferred tax assets are also reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that all or a portion of the recorded deferred tax assets will not be realized in future periods. As of December 31, 2004, we have recorded valuation allowances of $278 million for certain foreign tax jurisdictions. We intend to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Our future income tax expense will be reduced to the extent of decreases in our valuation allowances. In addition, the calculation of our tax benefits and liabilities includes uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize tax benefits and liabilities based on our estimate of whether, and the extent to which, additional taxes will be due. We adjust these liabilities based on changing facts and circumstances; however, due to the complexity of some of these uncertainties and the impact of any tax audits, the ultimate resolutions may be materially different from our estimated liabilities.

Use of Estimates
      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During 2004, there were no material changes in the methods or policies used to establish estimates and assumptions. Generally, matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, unsettled pricing discussions with customers and suppliers, warranty, pension and other postretirement benefit plan assumptions, facility consolidation and reorganization reserves, self-insurance accruals, asset valuation reserves and accruals related to litigation, environmental remediation costs and income taxes. Actual results may differ from estimates provided.

Recently Issued Accounting Pronouncements

Pensions and Other Postretirement Benefits
      The FASB issued a revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This statement retains the original pension and other postretirement benefits disclosure requirements of SFAS No. 132 and requires additional disclosures for both annual and interim periods. All disclosures required by this statement have been reflected in Note 9, “Pension and Other Postretirement Benefit Plans,” to the consolidated financial statements included in the Report.

Variable Interest Entities
      The FASB issued Interpretation (“FIN”) No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” the provisions of which apply immediately to any variable interest entity created after January 31, 2003, apply no later than the first period ending after December 15, 2003, to special purpose corporations, and apply in the first interim period ending after March  15, 2004, to any variable interest entity created prior to February 1, 2003. This interpretation requires the consolidation of a variable interest entity by its primary beneficiary and may require the consolidation of a portion of a variable interest entity’s assets or liabilities under certain circumstances. We adopted the requirements of FIN No. 46 as of April 3, 2004. The effects of adoption were not significant.

Contingently Convertible Debt
      The FASB ratified the final consensus of the Emerging Issues Task Force on EITF 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which states that the impact of contingently convertible instruments that are convertible into common stock upon the achievement of a specified market price of the issuer’s shares, such as our outstanding zero-coupon convertible senior notes, should be included in diluted net income per share computations regardless of whether the market price trigger has been met. Accordingly, we have restated diluted net income per share for 2003 and 2002 to include the dilutive impact of our zero-coupon convertible senior notes since the issuance date of February 14, 2002.

Inventory Costs
      The FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” This statement clarifies the requirement that abnormal inventory-related costs be recognized as current-period charges and requires that the allocation of fixed production overheads to inventory conversion costs be based on the normal capacity of the production facilities. The provisions of this statement are to be applied prospectively to inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the effects of adoption to be significant.

Nonmonetary Assets
      The FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29.” APB Opinion No. 29, in general, requires the use of fair value as the measurement basis for exchanges of nonmonetary assets. This statement eliminates the exception to the fair value measurement principle for nonmonetary exchanges of similar productive assets and replaces it with a general exception for nonmonetary asset exchanges that lack commercial substance. The provisions of this statement are to be applied prospectively to nonmonetary asset exchanges occurring in fiscal periods beginning after June  15, 2005. We do not expect the effects of adoption to be significant.

Stock-Based Compensation
      The FASB issued a revised SFAS No. 123, “Share-Based Payment.” This statement requires that all share-based payments to employees be recognized in the financial statements based on their grant-date fair value. Under previous guidance, companies had the option of recognizing the fair value of stock-based compensation in the consolidated financial statements or disclosing the proforma impact of stock-based compensation on the consolidated statement of income in the notes to the consolidated financial statements. As described in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in this Report, we adopted the fair value recognition provisions of SFAS No. 123 for all employee awards issued after January 1, 2003. The revised statement is effective at the beginning of the first annual or interim period beginning after December 15, 2005, and provides two methods of adoption, the modified-prospective method and the modified-retrospective method. We anticipate adopting the revised statement using the modified-prospective method. We are currently evaluating the provisions of the revised statement but do not expect the impact of adoption to be significant.

Forward-Looking Statements
      The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. The words “will,” “may,” “designed to,” “outlook,” “believes,” “should,” “anticipates,” “plans,” “expects,” “intends,” “estimates” and similar expressions identify these forward-looking statements. All statements contained or incorporated in this Report which address operating performance, events or developments that we expect or anticipate may occur in the future, including statements related to business opportunities, awarded sales contracts and net income per share growth or statements expressing views about future operating results, are forward-looking statements. Important factors, risks and uncertainties that may cause actual results to differ from those expressed in our forward-looking statements include, but are not limited to:

•	general economic conditions in the markets in which we operate;

•	fluctuations in the production of vehicles for which we are a supplier;

•	labor disputes involving us or our significant customers or suppliers or that otherwise affect us;

•	our ability to achieve cost reductions that offset or exceed customer-mandated selling price reductions;

•	the outcome of customer productivity negotiations;

•	the impact and timing of program launch costs;

•	costs and timing of facility closures or similar actions;

•	increases in our warranty or product liability costs;

•	risks associated with conducting business in foreign countries;

•	competitive conditions impacting our key customers;

•	raw material cost and availability;

•	our ability to mitigate the significant impact of recent increases in raw material prices;

•	the outcome of legal or regulatory proceedings to which we are or may become a party;

•	unanticipated changes in cash flow; and

•	other risks, described below in “— Risk Factors” and from time to time in our other SEC filings.
      We do not assume any obligation to update any of these forward-looking statements.
Risk Factors

•	A decline in automotive sales could reduce our sales and harm our profitability.

Demand for our products is directly related to automotive vehicle production. Automotive sales and production can be affected by general economic or industry conditions, labor relations issues, regulatory requirements, trade agreements and other factors. Automotive production in North America and Europe, our largest markets where most of our operations are located, has declined between 1999 and 2004. Numerous factors beyond our control could lead to a further decline in automotive production in these markets. Automotive industry conditions in North America and Europe continue to be challenging. In North America, the industry is characterized by significant overcapacity, fierce competition and significant pension and healthcare liabilities for the domestic automakers. North American automakers have recently announced production cuts which significantly impact several of our key platforms. In Europe, the market structure is relatively fragmented with significant overcapacity, and several of our key platforms have experienced production declines. Any decline in automotive production levels, particularly with respect to models for which we are a significant supplier, could reduce our sales and harm our profitability, thereby making it more difficult for us to make payments under our indebtedness or resulting in a decline in the value of our common stock.

•	The loss of business from a major customer could reduce our sales and harm our profitability.

General Motors and Ford, two of the largest automotive manufacturers in the world, together accounted for approximately 43% of our net sales in 2004, excluding net sales to Opel, Saab, Volvo, Jaguar and Land Rover, which are affiliates of General Motors or Ford. Inclusive of their respective affiliates, General Motors and Ford accounted for approximately 31% and 24%, respectively, of our net sales in 2004. In recent years, General Motors and Ford have experienced declining market shares in North America. A loss of significant business from General Motors or Ford, including a loss of business resulting from a decline in the market share of either of these customers, would be harmful to our business and our profitability, thereby making it more difficult for us to make payments under our indebtedness or resulting in a decline in the value of our common stock. In addition, no assurances can be given that we will be successful in expanding our business with Asian automotive manufacturers.

•	The discontinuation of, the loss of business with respect to or a lack of commercial success of a particular vehicle model for which we are a significant supplier could reduce our sales and harm our profitability.

Although we have purchase orders from many of our customers, these purchase orders generally provide for the supply of a customer’s annual requirements for a particular model and assembly plant, renewable on a year-to-year basis, rather than for the purchase of a specific quantity of products. Therefore, the discontinuation of, the loss of business with respect to or a lack of commercial success of a particular vehicle model for which we are a significant supplier could reduce our sales and harm our profitability, thereby making it more difficult for us to make payments under our indebtedness or resulting in a decline in the value of our common stock.

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

Expanding our business in Asian markets and our business relationships with Asian automotive manufacturers are important elements of our strategy. In addition, our strategy includes expanding our manufacturing operations in lower-cost regions. As a result, our exposure to the risks described above may be greater in the future. The likelihood of such occurrences and their potential effect on us vary from country to country and are unpredictable. However, any such occurrences could be harmful to our business and our profitability, thereby making it more difficult for us to make payments under our indebtedness or resulting in a decline in the value of our common stock.

•	High raw material costs may continue to have a significant adverse impact on our profitability.

Higher costs for certain raw materials, principally steel, resins and diesel fuel, had a significant adverse impact on our operating results in 2004 and will continue to negatively impact our profitability in 2005.

While we have developed strategies to mitigate or partially offset the impact of higher raw material costs, we cannot assure you that such measures will be successful. In addition, no assurances can be given that the magnitude and duration of these cost increases or any future cost increases will not have a larger adverse impact on our profitability and consolidated financial position than currently anticipated.

•	A significant labor dispute involving us or one or more of our customers or suppliers or that could otherwise affect our operations could reduce our sales and harm our profitability.

Most of our employees and a substantial number of the employees of our largest customers and suppliers are members of industrial trade unions and are employed under the terms of collective bargaining agreements. Virtually all of our unionized facilities in the United States and Canada have a separate agreement with the union that represents the workers at such facilities, with each such agreement having an expiration date that is independent of other collective bargaining agreements. Collective bargaining agreements covering approximately 60% of our unionized workforce of approximately 82,000 employees, including 23% of our unionized workforce in the United States and Canada, are scheduled to expire during 2005. A labor dispute involving us or any of our customers or suppliers or that could otherwise affect our operations, or the inability by us or any of our customers or suppliers to negotiate an extension of a collective bargaining agreement covering a large number of employees upon its expiration, could reduce our sales and harm our profitability, thereby making it more difficult for us to make payments under our indebtedness or resulting in a decline in the value of our common stock. Significant increases in labor costs as a result of the renegotiation of collective bargaining agreements could also be harmful to our business and our profitability.

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

In the event that our products fail to perform as expected and such failure results in, or is alleged to result in, bodily injury and/or property damage or other losses, we may be subject to product liability lawsuits and other claims. In addition, we are a party to warranty-sharing and other agreements with our customers related to our products. These customers may seek contribution or indemnification from us for all or a portion of the costs associated with product liability and warranty claims, recalls or other corrective actions involving our products. These types of claims could significantly harm our profitability, thereby making it more difficult for us to make payments under our indebtedness or resulting in a decline in the value of our common stock.

•	We are involved from time to time in legal proceedings and commercial or contractual disputes, which could have an adverse impact on our profitability and consolidated financial position.

We are involved in legal proceedings and commercial or contractual disputes that, from time to time, are significant. These are typically claims that arise in the normal course of business including, without limitation, commercial or contractual disputes, including disputes with our suppliers, intellectual property matters, personal injury claims and employment matters. No assurances can be given that such proceedings and claims will not have a material adverse effect on our profitability and consolidated financial position.

•	We depend upon cash from our subsidiaries. Therefore, if we do not receive dividends or other distributions from our subsidiaries, it could be more difficult for us to make payments under our indebtedness.

A substantial portion of our revenue and operating income is generated by our wholly-owned subsidiaries. Accordingly, we are dependent on the earnings and cash flows of, and dividends and distributions or advances from, our subsidiaries to provide the funds necessary to meet our debt service obligations. We utilize certain cash flows of our foreign subsidiaries to satisfy obligations locally. Our obligations under our primary credit facility and senior notes are currently guaranteed by certain of our subsidiaries, but such guarantees may be released under certain circumstances.

•	Risks related to Arthur Andersen LLP.

Our consolidated financial statements for the years ended December 31, 2001 and 2000, were audited by Arthur Andersen LLP, independent public accountants. On June 15, 2002, Arthur Andersen LLP was convicted of federal obstruction of justice charges. On August 31, 2002, Arthur Andersen LLP ceased practicing before the SEC. Holders of our securities may have no effective remedy against Arthur Andersen LLP in connection with a material misstatement or omission in any of our financial statements audited by Arthur Andersen LLP.

Arthur Andersen LLP did not participate in the preparation of this Report and did not reissue its audit report with respect to the financial information included in this Report. As a result, holders of our securities may have no effective remedy against Arthur Andersen LLP in connection with a material misstatement or omission in the financial information audited by Arthur Andersen LLP. In addition, even if such holders were able to assert such a claim, as a result of its conviction on federal obstruction of justice charges and other lawsuits, Arthur Andersen LLP may fail or otherwise have insufficient assets to satisfy claims made by investors that might arise under federal securities laws or otherwise with respect to the financial information it has audited.

ITEM 8 — CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Lear Corporation
      We have audited the accompanying consolidated balance sheets of Lear Corporation and Subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule for the three years in the period ended December 31, 2004, included in Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the three years in the period ended December 31, 2004, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      As discussed in Note 2 to the consolidated financial statements, the Company changed its method of calculating diluted net income per share in accordance with Emerging Issues Task Force Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” effective December 15, 2004, changed its method of accounting for stock-based compensation effective January 1, 2003, and adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.
      We have also audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 9, 2005, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Troy, Michigan
February 9, 2005

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Lear Corporation
      We have audited management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting included in Item 9A(b), that Lear Corporation and Subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004, and the related financial statement schedule for the three years in the period ended December 31, 2004, and our report dated February 9, 2005, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Troy, Michigan
February 9, 2005

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In millions, except
	share data)
ASSETS
Current Assets:
Cash and cash equivalents	$584.9	$169.3
Accounts receivable	2,584.9	2,200.3
Inventories	621.2	550.2
Recoverable customer engineering and tooling	205.8	169.0
Other	375.2	286.6

Total current assets	4,372.0	3,375.4

Long-Term Assets:
Property, plant and equipment, net	2,019.8	1,817.8
Goodwill, net	3,039.4	2,940.1
Other	513.2	437.7

Total long-term assets	5,572.4	5,195.6

	$9,944.4	$8,571.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$35.4	$17.1
Accounts payable and drafts	2,777.6	2,444.1
Accrued salaries and wages	205.4	185.2
Accrued employee benefits	244.3	208.2
Other accrued liabilities	752.4	723.5
Current portion of long-term debt	632.8	4.0

Total current liabilities	4,647.9	3,582.1

Long-Term Liabilities:
Long-term debt	1,866.9	2,057.2
Other	699.5	674.2

Total long-term liabilities	2,566.4	2,731.4

Stockholders’ Equity:
Common stock, par value $0.01 per share, 150,000,000 shares authorized, 73,147,178 shares and 72,453,683 shares issued as of December 31, 2004 and 2003, respectively	0.7	0.7
Additional paid-in capital	1,064.4	1,027.7
Common stock held in treasury, 5,730,476 shares and 4,291,302 shares as of December 31, 2004 and 2003, respectively, at cost	(204.1)	(110.8)
Retained earnings	1,810.5	1,441.8
Accumulated other comprehensive income (loss)	58.6	(101.9)

Total stockholders’ equity	2,730.1	2,257.5

	$9,944.4	$8,571.0

The accompanying notes are an integral part of these consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,

	2004	2003	2002

	(In millions, except per share data)
Net sales	$16,960.0	$15,746.7	$14,424.6
Cost of sales	15,557.9	14,400.3	13,164.3
Selling, general and administrative expenses	633.7	573.6	517.2
Interest expense	165.5	186.6	210.5
Other expense, net	38.6	51.8	52.1

Income before provision for income taxes, minority interests in consolidated subsidiaries, equity in net income of affiliates and cumulative effect of a change in accounting principle	564.3	534.4	480.5
Provision for income taxes	128.0	153.7	157.0
Minority interests in consolidated subsidiaries	16.7	8.8	13.3
Equity in net income of affiliates	(2.6)	(8.6)	(1.3)

Income before cumulative effect of a change in accounting principle	422.2	380.5	311.5
Cumulative effect of a change in accounting principle, net of tax	—	—	298.5

Net income	$422.2	$380.5	$13.0

Basic net income per share
Income before cumulative effect of a change in accounting principle	$6.18	$5.71	$4.77
Cumulative effect of a change in accounting principle	—	—	4.57

Basic net income per share	$6.18	$5.71	$0.20

Diluted net income per share
Income before cumulative effect of a change in accounting principle	$5.77	$5.31	$4.47
Cumulative effect of a change in accounting principle	—	—	4.18

Diluted net income per share	$5.77	$5.31	$0.29

The accompanying notes are an integral part of these consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	December 31,

	2004	2003	2002

	(In millions, except share data)
Common Stock
Balance at beginning and end of period	$0.7	$0.7	$0.7

Additional Paid-in Capital
Balance at beginning of period	$1,027.7	$943.6	$888.3
Stock options exercised	24.4	66.4	47.4
Tax benefit of stock options exercised	10.3	17.5	7.9
Settlement of stock-based compensation	2.0	0.2	—

Balance at end of period	$1,064.4	$1,027.7	$943.6

Notes Receivable from Sale of Common Stock
Balance at beginning of period	$—	$—	$(0.1)
Notes receivable payment received	—	—	0.1

Balance at end of period	$—	$—	$—

Treasury Stock
Balance at beginning of period	$(110.8)	$(111.4)	$(111.4)
Purchases of 1,834,300 shares at an average price of $53.29 per share	(97.7)	—	—
Issuances of 395,126 shares at an average price of $11.12 per share in settlement of stock-based compensation	4.4	—	—
Purchases of 31,800 shares at an average price of $34.07 per share	—	(1.1)	—
Issuances of 102,828 shares at an average price of $17.08 per share in settlement of stock-based compensation	—	1.7	—

Balance at end of period	$(204.1)	$(110.8)	$(111.4)

Retained Earnings
Balance at beginning of period	$1,441.8	$1,075.8	$1,062.8
Net income	422.2	380.5	13.0
Dividends declared of $0.80 per share in 2004 and $0.20 per share in 2003	(53.5)	(14.5)	—

Balance at end of period	$1,810.5	$1,441.8	$1,075.8

Accumulated Other Comprehensive Income (Loss)
Minimum Pension Liability
Balance at beginning of period	$(62.2)	$(48.9)	$(20.6)
Minimum pension liability adjustments	(10.4)	(13.3)	(28.3)

Balance at end of period	$(72.6)	$(62.2)	$(48.9)

Derivative Instruments and Hedging Activities
Balance at beginning of period	$(13.7)	$(26.5)	$(13.1)
Derivative instruments and hedging activities adjustments	31.1	12.8	(13.4)

Balance at end of period	$17.4	$(13.7)	$(26.5)

Cumulative Translation Adjustments
Balance at beginning of period	$(61.5)	$(187.5)	$(255.1)
Cumulative translation adjustments	127.1	126.0	67.6

Balance at end of period	$65.6	$(61.5)	$(187.5)

Deferred Income Tax Asset
Balance at beginning of period	$35.5	$16.5	$7.6
Deferred income tax asset adjustments	12.7	19.0	8.9

Balance at end of period	$48.2	$35.5	$16.5

Accumulated other comprehensive income (loss)	$58.6	$(101.9)	$(246.4)

Total Stockholders’ Equity	$2,730.1	$2,257.5	$1,662.3

Comprehensive Income
Net income	$422.2	$380.5	$13.0
Minimum pension liability adjustments	(10.4)	(13.3)	(28.3)
Derivative instruments and hedging activities adjustments	31.1	12.8	(13.4)
Cumulative translation adjustments	127.1	126.0	67.6
Deferred income tax asset adjustments	12.7	19.0	8.9

Comprehensive Income	$582.7	$525.0	$47.8

The accompanying notes are an integral part of these consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,

	2004	2003	2002

	(In millions)
Cash Flows from Operating Activities:
Net income	$422.2	$380.5	$13.0
Adjustments to reconcile net income to net cash provided by operating activities-
Cumulative effect of a change in accounting principle	—	—	298.5
Depreciation and amortization	355.1	321.8	301.0
Net change in recoverable customer engineering and tooling	(32.5)	(7.6)	46.5
Net change in working capital items	(28.3)	124.2	(51.4)
Other, net	29.8	65.5	59.7

Net cash provided by operating activities before net change in sold accounts receivable	746.3	884.4	667.3
Net change in sold accounts receivable	(70.4)	(298.1)	(122.2)

Net cash provided by operating activities	675.9	586.3	545.1

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(429.0)	(375.6)	(272.6)
Cost of acquisitions, net of cash acquired	(103.0)	(13.7)	(15.2)
Net proceeds from disposition of businesses and other assets	56.3	33.7	22.5
Other, net	3.2	8.8	6.0

Net cash used in investing activities	(472.5)	(346.8)	(259.3)

Cash Flows from Financing Activities:
Issuance of senior notes	399.2	—	250.3
Long-term revolving credit repayments, net	—	(132.8)	(583.4)
Other long-term debt borrowings (repayments), net	(49.4)	(10.3)	1.4
Short-term debt repayments, net	(29.8)	(24.0)	(31.4)
Dividends paid	(68.0)	—	—
Proceeds from exercise of stock options	24.4	66.4	47.4
Repurchase of common stock	(97.7)	(1.1)	—
Increase (decrease) in drafts	(12.6)	(56.8)	19.8
Other, net	—	—	0.1

Net cash provided by (used in) financing activities	166.1	(158.6)	(295.8)

Effect of foreign currency translation	46.1	(3.3)	14.1

Net Change in Cash and Cash Equivalents	415.6	77.6	4.1
Cash and Cash Equivalents at Beginning of Year	169.3	91.7	87.6

Cash and Cash Equivalents at End of Year	$584.9	$169.3	$91.7

Changes in Working Capital:
Accounts receivable	$(147.7)	$(196.5)	$118.0
Inventories	(7.0)	(27.4)	(34.2)
Accounts payable	189.8	318.0	(171.3)
Accrued liabilities and other	(63.4)	30.1	36.1

Net change in working capital items	$(28.3)	$124.2	$(51.4)

Supplementary Disclosure:
Cash paid for interest	$153.5	$177.3	$203.1

Cash paid for income taxes, net of refunds received of $52.7, $52.5 and $41.3 in 2004, 2003 and 2002, respectively	$140.0	$203.7	$131.1

The accompanying notes are an integral part of these consolidated statements.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements

(1)	Basis of Presentation
      The consolidated financial statements include the accounts of Lear Corporation (“Lear” or the “Parent”), a Delaware corporation and the wholly owned and less than wholly owned subsidiaries controlled by Lear (collectively, the “Company”). In addition, Lear consolidates variable interest entities in which it bears a majority of the risk of the entities’ potential losses or stands to gain from a majority of the entities’ expected returns. Investments in affiliates in which Lear does not have control, but does have the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method (Note 5).
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

Accounts Receivable
      The Company records accounts receivable as its products are shipped to its customers. The Company’s customers are the major automotive manufacturers in the world. The Company records accounts receivable reserves for known collectibility issues, as such issues relate to specific transactions or customer balances. As of December 31, 2004 and 2003, accounts receivable are reflected net of reserves of $26.7 million and $30.6 million, respectively. The Company writes off accounts receivable when it becomes apparent based upon age or customer circumstances that such amounts will not be collected. Generally, the Company does not require collateral for its accounts receivable.

Inventories
      Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. The Company records inventory reserves for inventory in excess of production and/or forecasted requirements and for obsolete inventory in production and service inventories. As of December 31, 2004 and 2003, inventories are reflected net of reserves of $73.0 million and $55.8 million, respectively. A summary of inventories is shown below (in millions):

	December 31,

	2004	2003

Raw materials	$487.8	$399.1
Work-in-process	43.8	37.6
Finished goods	89.6	113.5

Inventories	$621.2	$550.2

Pre-Production Costs Related to Long-Term Supply Arrangements
      The Company incurs pre-production engineering, research and development (“ER&D”) and tooling costs related to the products produced for its customers under long-term supply agreements. The Company expenses all pre-production ER&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, the Company expenses all pre-production tooling costs related to customer-owned tools

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
for which reimbursement is not contractually guaranteed by the customer or for which the customer has not provided a non-cancelable right to use the tooling. During 2004 and 2003, the Company capitalized $244.9 million and $181.2 million, respectively, of pre-production ER&D costs for which reimbursement is contractually guaranteed by the customer. During 2004 and 2003, the Company also capitalized $396.3 million and $380.5 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling. These amounts are included in recoverable customer engineering and tooling and other long-term assets in the consolidated balance sheets. During 2004 and 2003, the Company collected $646.0 and $539.6 million, respectively, of cash related to ER&D and tooling costs.
      During 2004 and 2003, the Company capitalized $45.0 million and $39.2 million, respectively, of Company-owned tooling. These amounts are included in property, plant and equipment, net, in the consolidated balance sheets.
      The classification of capitalized pre-production ER&D and tooling costs related to long-term supply agreements is shown below (in millions):

	December 31,

	2004	2003

Current	$205.8	$169.0
Long-term	245.1	233.5

Recoverable customer engineering and tooling	$450.9	$402.5

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

Property, Plant and Equipment
      Property, plant and equipment is stated at cost. Depreciable property is depreciated over the estimated useful lives of the assets, using principally the straight-line method as follows:

Buildings and improvements	20 to 25 years
Machinery and equipment	5 to 15 years
      A summary of property, plant and equipment is shown below (in millions):

	December 31,

	2004	2003

Land	$138.6	$124.6
Buildings and improvements	759.2	673.7
Machinery and equipment	2,844.7	2,501.5
Construction in progress	52.8	61.3

Total property, plant and equipment	3,795.3	3,361.1
Less — accumulated depreciation	(1,775.5)	(1,543.3)

Net property, plant and equipment	$2,019.8	$1,817.8

      Depreciation expense was $350.6 million, $321.8 million and $301.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Goodwill
      On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under this statement, goodwill is no longer amortized but is subject to annual impairment analysis. The Company’s impairment analysis compares the fair values of each of its reporting units, based on a discounted cash flow model, to the related net book values. As a result of the adoption of SFAS No. 142, the Company recorded impairment charges of $310.8 million ($298.5 million after tax) as of January 1, 2002. These charges are reflected as a cumulative effect of a change in accounting principle, net of tax, in the consolidated statement of income for the year ended December 31, 2002. The Company’s annual SFAS No. 142 impairment analysis was completed as of October 3, 2004, and there was no additional impairment.
      A summary of the changes in the carrying amount of goodwill, by reportable operating segment, for each of the two years in the period ended December 31, 2004, is shown below (in millions):

			Electronic and
	Seating	Interior	Electrical	Total

Balance as of December 31, 2002	$971.6	$1,023.2	$865.6	$2,860.4
Foreign currency translation and other	51.8	(0.3)	28.2	79.7

Balance as of December 31, 2003	$1,023.4	$1,022.9	$893.8	$2,940.1

Acquisition	—	—	35.0	35.0
Foreign currency translation and other	52.3	(5.1)	17.1	64.3

Balance as of December 31, 2004	$1,075.7	$1,017.8	$945.9	$3,039.4

Intangible Assets
      The Company’s intangible assets acquired through business acquisitions are valued based on independent appraisals. A summary of intangible assets as of December 31, 2004, is shown below (in millions):

				Weighted Average
	Gross Carrying	Accumulated	Net Carrying	Useful Life
	Value	Amortization	Value	(Years)

Technology	$2.2	$(0.1)	$2.1	10.0
Customer contracts	24.8	(3.2)	21.6	7.7
Customer relationships	28.2	(1.2)	27.0	20.0

Balance as of December 31, 2004	$55.2	$(4.5)	$50.7	14.4

      Excluding the impact of any future acquisitions, the Company’s estimated annual amortization expense is approximately $4.7 million in each of the five succeeding years.

Long-Lived Assets
      On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the Company monitors its long-lived assets for impairment indicators. If impairment indicators exist, the Company performs the required analysis and records impairment charges in accordance with SFAS No. 144. In 2004 and 2003, the Company recorded impairment charges of $3.0 million and $5.3 million, respectively, related to certain seating facility consolidations (Note 3). In 2003, the Company also recorded impairment charges of $5.9 million related to other facility closures, an early program termination and ongoing operating losses at certain of its facilities. These charges relate to seating ($2.3 million), interior ($0.8 million) and electronic and electrical ($2.8 million) facilities. The Company has

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
certain other facilities that have generated operating losses in recent years. The results of the related impairment analyses indicated that impairment of the fixed assets was not required. The Company will continue to monitor the operating plans of these facilities for potential impairment.

Revenue Recognition and Sales Commitments
      The Company enters into agreements with its customers to produce products at the beginning of a vehicle’s life. Although such agreements do not provide for minimum quantities, once the Company enters into such agreements, fulfillment of the customers’ purchasing requirements is the Company’s obligation for the entire production life of the vehicle. These agreements generally may be terminated by the customer at any time. Historically, terminations of these agreements have been minimal. In certain limited instances, the Company may be committed under existing agreements to supply products to its customers at selling prices which are not sufficient to cover the direct cost to produce such products. In such situations, the Company recognizes losses as they are incurred.
      The Company receives blanket purchase orders from its customers on an annual basis. Generally, each purchase order provides the annual terms, including pricing, related to a particular vehicle model. Purchase orders do not specify quantities. The Company recognizes revenue based on the pricing terms included in its annual purchase orders as its products are shipped to its customers. The Company is asked to provide its customers with annual cost reductions as part of certain agreements. In addition, the Company has ongoing adjustments to its pricing arrangements with its customers based on the related content and cost of its products. The Company accrues for such amounts as a reduction of revenue as its products are shipped to its customers. Such pricing accruals are adjusted as they are settled with the Company’s customers.
      Amounts billed to customers related to shipping and handling costs are included in net sales in the consolidated statements of income. Shipping and handling costs are included in cost of sales in the consolidated statements of income.

Research and Development
      Costs incurred in connection with the development of new products and manufacturing methods, to the extent not recoverable from the Company’s customers, are charged to selling, general and administrative expenses as incurred. These costs amounted to $197.6 million, $171.1 million and $176.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Other Expense, Net
      Other expense includes state and local non-income related taxes, foreign exchange gains and losses, gains and losses on the sales of fixed assets and other miscellaneous income and expense. A summary of other expense is shown below (in millions):

	For the Year Ended
	December 31,

	2004	2003	2002

Other expense	$38.6	$51.8	$52.1
Other income	—	—	—

Other expense, net	$38.6	$51.8	$52.1

Foreign Currency Translation
      With the exception of foreign subsidiaries operating in highly inflationary economies, which are measured in U.S. dollars, assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the foreign exchange rates in effect at the end of the period. Revenues and expenses of foreign subsidiaries are translated

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
using an average of the foreign exchange rates in effect during the period. Translation adjustments that arise from translating a foreign subsidiary’s financial statements from the functional currency to U.S. dollars are reflected in accumulated other comprehensive income (loss) in the consolidated balance sheets.
      Transaction gains and losses that arise from foreign exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those transactions which operate as a hedge of a foreign currency investment position, are included in the statements of income as incurred.

Net Income Per Share
      Basic net income per share is computed using the weighted average common shares outstanding during the period. Diluted net income per share is computed using the average share price during the period when calculating the dilutive effect of common stock equivalents. On December 15, 2004, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which states that the impact of contingently convertible instruments that are convertible into common stock upon the achievement of a specified market price of the issuer’s shares, such as the Company’s outstanding zero-coupon convertible senior notes, should be included in net income per share computations regardless of whether the market price trigger has been met. The effect of EITF 04-08 on the computation of diluted net income per share is to adjust net income by adding back after-tax interest expense on convertible debt and to increase total shares outstanding by the number of shares that would be issuable upon conversion. There are 4,813,056 shares issuable upon conversion of the Company’s outstanding convertible zero-coupon senior notes. The Company has restated diluted net income per share for 2003 and 2002 to include the dilutive impact of the zero-coupon convertible senior notes since the issuance date of February 14, 2002. Tables summarizing net income, for diluted net income per share and shares outstanding are shown below:

	For the Year Ended
	December 31,

	2004	2003	2002

Income before cumulative effect of a change in accounting principle	$422.2	$380.5	$311.5
Add: After-tax interest expense on convertible debt	9.3	9.0	7.4

Income before cumulative effect of a change in accounting principle, for diluted net income per share	431.5	389.5	318.9
Cumulative effect of a change in accounting principle, net of tax	—	—	(298.5)

Net income, for diluted net income per share	$431.5	$389.5	$20.4

	For the Year Ended December 31,

	2004	2003	2002

		(Restated)	(Restated)
Weighted average common shares outstanding	68,278,858	66,689,757	65,365,218
Dilutive effect of common stock equivalents	1,635,349	1,843,755	1,691,921
Shares issuable upon conversion of convertible debt	4,813,056	4,813,056	4,232,852

Diluted shares outstanding	74,727,263	73,346,568	71,289,991

      For further information related to the zero-coupon convertible senior notes, see Note 7, “Long-Term Debt.”

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      Certain options were not included in the computation of diluted shares outstanding, as inclusion would have resulted in antidilution. A summary of these options and their exercise prices is shown below:

	For the Year Ended December 31,

	2004	2003	2002

Antidilutive options	—	505,200	554,750
Exercise prices	—	$54.22-$55.33	$54.22

Stock-Based Compensation
      The Company has three plans under which it has issued stock options: the 1994 Stock Option Plan, the 1996 Stock Option Plan and the Long-Term Stock Incentive Plan. Options issued to date under these plans generally vest three years following the grant date and expire ten years from the original plan date.
      A summary of option transactions during each of the three years in the period ended December 31, 2004, is shown below:

	Stock Options	Price Range

Outstanding as of December 31, 2001	6,354,889	$5.00-$54.22
Granted	1,883,875	$39.83-$41.83
Expired or cancelled	(404,024)	$14.06-$54.22
Exercised	(1,484,321)	$5.00-$39.00

Outstanding as of December 31, 2002	6,350,419	$15.50-$54.22
Granted	16,000	$55.33
Expired or cancelled	(10,099)	$20.41-$54.22
Exercised	(2,353,695)	$15.50-$54.22

Outstanding as of December 31, 2003	4,002,625	$15.50-$55.33
Expired or cancelled	(14,450)	$15.50-$54.22
Exercised	(693,495)	$15.50-$54.22

Outstanding as of December 31, 2004	3,294,680	$22.12-$55.33

      A summary of options outstanding as of December 31, 2004, is shown below:

Range of exercise prices	$22.12-27.25	$33.00-39.83	$41.83-42.32	$54.22-55.33

Options outstanding:
Number outstanding	254,050	953,880	1,648,550	438,200
Weighted average remaining contractual life (years)	5.17	5.48	7.42	3.53
Weighted average exercise price	$22.60	$36.90	$41.83	$54.26
Options exercisable:
Number exercisable	254,050	933,880	—	422,200
Weighted average exercise price	$22.60	$36.84	N/A	$54.22
      The Long-Term Stock Incentive Plan also permits the grants of stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units (collectively, “Incentive Units”) to officers and other key employees of the Company. As of December 31, 2004, the Company had outstanding Incentive Units convertible into a maximum of 2,040,176 shares of common stock of the Company. Incentive Units include

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
1,201,931 restricted stock units at no cost to the employee, 629,218 restricted stock units at a weighted average cost to the employee of $37.11 per unit and 209,027 performance shares at no cost to the employee.
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
      On January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” under which compensation cost for grants of Incentive Units and stock options is determined based on the fair value of the Incentive Units and stock options as of the grant date. SFAS No. 123 has been applied prospectively to all employee awards granted after January 1, 2003, as permitted under the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” A summary of the effect on net income and net income per share, as if the fair value based method had been applied to all outstanding and unvested awards in each period, is shown below (in millions, except per share data):

	For the Year Ended
	December 31,

	2004	2003	2002

Net income, as reported	$422.2	$380.5	$13.0
Add: Stock-based employee compensation expense included in reported net income, net of tax	10.9	5.5	2.2
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(21.6)	(23.3)	(19.8)

Net income (loss), pro forma	$411.5	$362.7	$(4.6)

Net income (loss) per share:
Basic — as reported	$6.18	$5.71	$0.20
Basic — pro forma	$6.03	$5.44	$(0.07)
Diluted — as reported	$5.77	$5.31	$0.29
Diluted — pro forma	$5.63	$5.07	$0.04
      The fair value of each stock option grant is estimated as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yields of 1.45% in 2003 and 0.00% in 2002; expected lives of seven years in 2003 and 2002; risk-free interest rates of 3.87% in 2003 and 5.75% in 2002; and expected volatility of 41.24% in 2003 and 41.35% in 2002. The fair values of the stock option grants were $23.23 in 2003 and $21.23 and $22.30 in 2002.

Use of Estimates
      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During 2004, there were no material changes in the methods or policies used to establish estimates and assumptions. Generally, matters subject to estimation and judgment include amounts related to accounts receivable realization (Note 2), inventory obsolescence (Note 2), unsettled pricing discussions with customers and suppliers (Note 2), warranty (Note 10), pension and other postretirement benefit plan assumptions (Note 9), facility consolidation and reorganization reserves (Notes 3), self-insurance accruals, asset valuation reserves and accruals related to litigation (Note 10), environmental remediation costs (Note 10) and income taxes (Note 8). Actual results may differ from estimates provided.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Reclassifications
      Certain amounts in prior years’ financial statements have been reclassified to conform to the presentation used in the year ended December 31, 2004.

(3)	Facility Actions
      The Company continually evaluates alternatives to align its business with the changing needs of its customers and to lower the operating costs of the Company. This includes the realignment of its existing manufacturing capacity, facility closures or similar actions in the normal course of business. In addition to these, the Company initiated significant actions affecting two of its U.S. seating facilities in December 2003. As a result of phased-out programs and uncompetitive cost structures, it was not economical for the Company to continue to operate these facilities as they existed. These actions were completed in the second quarter of 2004. In accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” the Company recorded charges of $4.8 million and $20.2 million in 2004 and 2003, respectively, related to these actions for employee termination benefits required under related labor agreements. In addition, the Company recorded asset impairment charges of $3.0 million and $5.3 million in 2004 and 2003, respectively, related to these actions to write down the value of machinery and equipment that has been abandoned. These charges are included in cost of sales in the consolidated statements of income for the years ended December 31, 2004 and 2003.

(4)	Acquisition
      On July 5, 2004, the Company completed the acquisition of the parent of GHW Grote & Hartmann GmbH (“Grote & Hartmann”) for consideration of $160.2 million, including assumed debt of $86.3 million. This amount excludes the cost of integration, as well as other internal costs related to the transaction which were expensed as incurred. Grote & Hartmann is based in Wuppertal, Germany, and manufactures terminals and connectors, as well as junction boxes, primarily for the automotive industry.
      The Grote & Hartmann acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed are included in the consolidated balance sheet as of December 31, 2004. The operating results of Grote & Hartmann are included in the consolidated financial statements since the date of acquisition. The preliminary purchase price and related allocation are shown below (in millions):

Consideration paid to former owner	$73.9
Debt assumed	86.3
Fees and expenses	3.2

Cost of acquisition	$163.4

Property, plant and equipment	$101.4
Net working capital	32.6
Restructuring accrual	(18.8)
Other assets purchased and liabilities assumed, net	(25.1)
Goodwill	35.0
Intangible assets	38.3

Total cost allocation	$163.4

      The purchase price and related allocation are preliminary and may be revised as a result of adjustments made to the purchase price, obtaining additional information regarding liabilities assumed, including

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
contingent liabilities, revisions of preliminary estimates of fair values made at the date of purchase and certain tax attributes. At the time of the acquisition, the Company began to formulate plans for the restructuring of certain acquired operations. The Company is continuing to finalize these restructuring plans, which include potential plant closings and the termination or relocation of employees. The Company has made indemnity claims against the sellers for breaches of certain representations and warranties, which are pending as of the date of this Report.
      Intangible assets include amounts recognized for the fair value of customer contracts, customer relationships and technology acquired. These intangible assets have a weighted average useful life of approximately fifteen years.
      The pro forma effects of this acquisition would not materially impact the Company’s reported results for any period presented.

(5)	Investments in Affiliates and Other Related Party Transactions
      The Company’s beneficial ownership in affiliates accounted for under the equity method is shown below:

	December 31,

	2004	2003	2002

Honduras Electrical Distribution Systems S. de R.L. de C.V. (Honduras)	60%	—%	—%
Lear-Kyungshin Sales and Engineering LLC	60	—	—
Shenyang Lear Automotive Seating and Interior Systems Co., Ltd. (China)	60	60	—
Shanghai Lear STEC Automotive Parts Co., Ltd. (China)	55	55	—
Lear Furukawa Corporation	51	51	51
Industrias Cousin Freres, S.L. (Spain)	50	50	50
Hanil Lear India Private Ltd. (India)	50	50	50
Lear Diamond Electro-Circuit Systems Co., Ltd. (Japan)	50	50	50
Lear-NHK Seating and Interior Co., Ltd. (Japan)	50	50	50
Nanjing Lear Xindi Automotive Interiors Systems Co., Ltd. (China)	50	50	50
Lear Dongfeng Automotive Seating Co., Ltd. (China)	50	50	—
Beijing Lear Dymos Automotive Seating and Interior Co., Ltd. (China)	50	—	—
Dong Kwang Lear Yuhan Hoesa (Korea)	50	—	—
Bing Assembly Systems, L.L.C	49	49	49
JL Automotive, LLC	49	49	49
Precision Fabrics Group, Inc.	43	41	40
Jiangxi Jiangling Lear Interior Systems Co., Ltd. (China)	41	41	41
Klingel Italiana S.R.L. (Italy)	40	—	—
Total Interior Systems — America, LLC	39	39	39
UPM S.r.L. (Italy)	39	39	39
Markol Otomotiv Yan Sanayi VE Ticaret A.S. (Turkey)	35	35	35
RecepTec Holdings, L.L.C	21	21	—
Corporate Eagle Two, L.L.C	—	50	50
Saturn Electronics Texas, L.L.C	—	45	45
Nawon Ind. Co., Ltd. (Korea)	—	40	—
Lear Motorola Integrated Solutions, L.L.C	—	—	50
Hanyil Co., Ltd. (Korea)	—	—	29
NTTF Industries, Ltd. (India)	—	—	23

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      Summarized group financial information for affiliates accounted for under the equity method as of December 31, 2004 and 2003, and for the years ended December 31, 2004, 2003 and 2002, is shown below (unaudited; in millions):

	December 31,

	2004	2003

Balance sheet data:
Current assets	$277.5	$227.3
Non-current assets	117.6	101.2
Current liabilities	279.4	218.0
Non-current liabilities	25.8	20.5

	For the Year Ended December 31,

	2004	2003	2002

Income statement data:
Net sales	$1,127.1	$779.6	$728.0
Gross profit	87.7	92.9	76.4
Income before provision for income taxes	16.0	22.2	14.7
Net income	11.3	17.4	9.6
      As of December 31, 2004 and 2003, the Company’s aggregate investment in affiliates was $52.9 million and $54.6 million, respectively. In addition, the Company had notes and advances due from affiliates of $69.6 million and $40.9 million as of December 31, 2004 and 2003, respectively.
      A summary of transactions with affiliates and other related parties is shown below (in millions):

	For the Year Ended
	December 31,

	2004	2003	2002

Sales to affiliates	$140.3	$144.7	$73.2
Purchases from affiliates	120.9	96.1	74.9
Purchases from other related parties (1)	12.5	12.0	9.2
Management and other fees for services provided to affiliates	3.3	7.6	13.5
Dividends received from affiliates	3.2	8.7	5.9

(1)	Includes $3.5 million, $3.9 million and $2.6 million in 2004, 2003 and 2002, respectively, paid to Trammel Crow Company for facilities maintenance and real estate brokerage services; includes $7.3 million, $7.7 million and $6.3 million in 2004, 2003 and 2002, respectively, paid to Analysts International, Sequoia Services Group for software services and computer equipment; includes $0.4 million, $0.4 million and $0.3 million in 2004, 2003 and 2002, respectively, paid to Elite Support Management Group, L.L.C. for the provision of information technology temporary support personnel; and includes $1.3 million in 2004 paid to Creative Seating Innovations, Inc. for certain manufacturing services. Each entity employs a relative of the Company’s Chairman and Chief Executive Officer. In addition, Elite Support Management and Creative Seating Innovations are each partially owned by relatives of the Company’s Chairman and Chief Executive Officer. As a result, such entities may be deemed to be related parties. These purchases were made in the ordinary course of the Company’s business and in accordance with the Company’s normal procedures for engaging service providers or normal sourcing procedures for suppliers, as applicable.
      Lear Furukawa Corporation is accounted for under the equity method as shareholder resolutions require a two-thirds majority vote for approval of corporate actions. Therefore, Lear does not control this affiliate. In

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
January 2005, the Company acquired an additional 29% of Lear Furukawa Corporation for $2.3 million, increasing its ownership interest to 80%. The acquisition will be accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed will be reflected in the consolidated balance sheet from the date of acquisition. The operating results of Lear Furukawa Corporation will be included in the consolidated statement of income from the date of acquisition.
      The Company guarantees 39% of certain of the debt of Total Interior Systems — America, LLC and 60% of certain of the debt of Honduras Electrical Distribution Systems S. de R.L. de C.V. As of December 31, 2004, the amount of debt guaranteed by the Company was approximately $8.2 million.

2004
      In December 2004, the Company formed Dong Kwang Lear Yuhan Hoesa, a joint venture with Dong Kwang Tech Co., Ltd., to manufacture and supply seat systems in Korea. In October 2004, the Company formed Beijing Lear Dymos Automotive Seating and Interior Co., Ltd., a joint venture with Dymos Incorporated, to manufacture and supply seat systems in China. In February 2004, the Company formed two joint ventures, Lear-Kyungshin Sales and Engineering LLC and Honduras Electrical Distribution Systems S. de R.L. de C.V. (collectively, the “Kyungshin affiliates”), with Kyungshin Industrial Co., Ltd. to manufacture and supply wire harnesses. The Company’s investments in the Kyungshin affiliates are accounted for under the equity method as the result of certain approval rights granted to the minority shareholder.
      In January 2004, the Company acquired an additional 17% of the publicly traded common equity of Hanyil Co., Ltd. (“Hanyil”) for $4.1 million, increasing its ownership interest in Hanyil to 99%.
      Also in 2004, the Company sold its ownership interests in Corporate Eagle Two, L.L.C., Saturn Electronics Texas, L.L.C. and Nawon Ind. Co., Ltd. (“Nawon”). The Company’s ownership percentage of Precision Fabrics Group, Inc. increased from 41% to 43% due to a decrease in the number of shares outstanding, as the joint venture repurchased shares from other owners.
      In conjunction with the acquisition of Grote & Hartmann in July 2004 (Note 4), the Company effectively acquired a 40% ownership interest in Klingel Italiana S.R.L. As of the date of this Report, the Company has entered into an agreement to sell this interest.

2003
      In August 2003, the Company acquired an additional 53% of the publicly traded common equity of Hanyil, an automotive seats supplier in Korea, for $9.4 million. The Company previously held a 29% equity interest in Hanyil. The acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed are reflected in the consolidated balance sheets as of December 31, 2004 and 2003. The operating results of Hanyil are included in the consolidated statements of income for the years ended December 31, 2004 and 2003, since the date of acquisition. In conjunction with the purchase of Hanyil, the Company effectively acquired a 40% ownership interest in Nawon, a seating company in Korea. The operating results of the Company, after giving pro forma effect to this acquisition, are not materially different from reported results.
      In July 2003, the Company formed Shanghai Lear STEC Automotive Parts Co., Ltd., a joint venture with Shanghai SIIC Transportation Electrical Co., Ltd., to manufacture and supply electronic products and electrical distribution systems and other automotive parts and components in China. In May 2003, the Company established Shenyang Lear Automotive Seating and Interior Systems Co., Ltd., a joint venture with Shanghai Shenhua Holdings Co., Ltd., to manufacture and supply automotive parts and components in China. The Company’s investments in these affiliates are accounted for under the equity method as the result of certain approval rights granted to the minority shareholder. In December 2003, the Company formed Lear

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
Dongfeng Automotive Seating Co., Ltd., a joint venture with Dongfeng Industrial Co., Ltd., to manufacture automotive seats and components in China.
      Also in 2003, the Company and its joint venture partner dissolved Lear Motorola Integrated Solutions, L.L.C., and the Company sold the remaining interest in NTTF Industries, Ltd. In addition, the Company’s ownership percentage in RecepTec Holdings, L.L.C., an investment previously accounted for under the cost method, increased from 18% to 21%. The Company’s ownership percentage of Precision Fabrics Group, Inc. increased from 40% to 41% due to a decrease in the number of shares outstanding, as the joint venture repurchased shares from other owners.

2002
      Since January 1, 2002, the Company has accounted for its investment in Hanil Lear India Private Ltd. under the equity method, due to a change in the composition of the joint venture’s board of directors. Prior to January 1, 2002, the financial position and results of operations of this entity were included in the consolidated financial statements of the Company.
      In 2002, the Company formed Lear Diamond Electro-Circuit Systems Co., Ltd., a joint venture with Mitsubishi Cable Industries, Ltd., to provide electronic products and electrical distribution systems to certain automotive manufacturers in Japan. The Company also formed Nanjing Lear Xindi Automotive Interiors Systems Co., Ltd., a joint venture with the Xindi subsidiary of Yuejin Motor Group Corporation, to supply seat systems and wire harnesses in China.
      Also in 2002, the Company sold its interest in Interni S.A. and liquidated its interest in SALBI, A.B. The Company also sold its interest in Interiores Automotrices Summa, S.A. de C.V. and, in turn, acquired 100% of the related business. The acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed are reflected in the consolidated balance sheets as of December 31, 2004 and 2003. The operating results are included in the consolidated statements of income for the years ended December 31, 2004, 2003 and 2002, since the date of acquisition. In addition, the Company’s ownership percentage of Precision Fabrics Group, Inc. increased from 38% to 40%, due to a decrease in the number of shares outstanding, as the joint venture repurchased shares from other owners. The Company’s ownership percentage of Jiangxi Jiangling Lear Interior Systems Co., Ltd. also increased from 33% to 41%, due to the purchase of additional equity shares.

(6)	Short-Term Borrowings
      The Company utilizes uncommitted lines of credit as needed for its short-term working capital fluctuations. As of December 31, 2004, the Company had unsecured lines of credit available from banks of $412 million, subject to certain restrictions imposed by the primary credit facility (Note 7). As of December 31, 2004 and 2003, the weighted average interest rate on outstanding borrowings was 4.3% and 2.8%, respectively.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

(7)	Long-Term Debt
      A summary of long-term debt and the related weighted average interest rates, including the effect of hedging activities described in Note 12, is shown below (in millions):

	December 31,

	2004		2003

	Long-Term	Weighted Average	Long-Term	Weighted Average
Debt Instrument	Debt	Interest Rate	Debt	Interest Rate

5.75% Senior Notes, due 2014	$399.2	5.635%	$—	—
Zero-coupon Convertible Senior Notes, due 2022	286.3	4.75%	273.2	4.75%
8.125% Senior Notes, due 2008	338.5	8.125%	313.8	8.125%
8.11% Senior Notes, due 2009	800.0	7.74%	800.0	7.18%
7.96% Senior Notes, due 2005	600.0	6.95%	600.0	6.36%
Other	75.7	4.22%	74.2	4.34%

	2,499.7		2,061.2
Less — current portion	(632.8)		(4.0)

Long-term debt	$1,866.9		$2,057.2

Primary Credit Facility
      As of December 31, 2004, the Company’s primary credit facility consisted of a $1.7 billion amended and restated credit facility, which matures on March 26, 2006. As of December 31, 2004, the Company had no borrowings outstanding under its primary credit facility and $52 million committed under outstanding letters of credit, resulting in more than $1.6 billion of unused availability. The Company pays a commitment fee on the $1.7 billion credit facility of 0.30% per annum. Borrowings and repayments under the Company’s primary credit facility (as well as predecessor facilities) are shown below (in millions):

Year	Borrowings	Repayments

2004	$4,153.1	$4,153.1
2003	6,084.7	6,217.5
2002	7,557.0	8,138.5
      The Company’s primary credit facility provides for multicurrency borrowings in a maximum aggregate amount of $500 million and Canadian borrowings in a maximum aggregate amount of $100 million, the commitments for which are part of the aggregate primary credit facility commitment. The Company is currently seeking to extend the maturity of its existing primary credit facility through a replacement facility with a syndicate of lenders.
      In March 2003, the Company prepaid the final $50.0 million due on a $500 million term loan with scheduled amortization through May 2004. In June 2003, the Company reduced availability under its $500 million revolving credit facility to $250 million. This $250 million revolving credit facility matured on May 4, 2004, and included $115.7 million of multi-currency borrowing availability.

Zero-Coupon Convertible Senior Notes
      In February 2002, the Company issued $640.0 million aggregate principal amount at maturity of zero-coupon convertible senior notes due 2022 (the “Convertible Notes”), yielding gross proceeds of $250.3 million. The Convertible Notes are unsecured and rank equally with the Company’s other unsecured senior indebtedness, including the Company’s other senior notes. Each Convertible Note of $1,000 principal amount

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
at maturity was issued at a price of $391.06, representing a yield to maturity of 4.75%. Holders of the Convertible Notes may convert their notes at any time on or before the maturity date at a conversion rate, subject to adjustment, of 7.5204 shares of the Company’s common stock per note, provided that the average per share price of the Company’s common stock for the 20 trading days immediately prior to the conversion date is at least a specified percentage, beginning at 120% upon issuance and declining 1/2% each year thereafter to 110% at maturity, of the accreted value of the Convertible Note, divided by the conversion rate (the “Contingent Conversion Trigger”). The average per share price of the Company’s common stock for the 20 trading days immediately prior to December 31, 2004, was $58.95. As of December 31, 2004, the Contingent Conversion Trigger was $70.79. The Convertible Notes are also convertible (1) if the long-term credit rating assigned to the Convertible Notes by either Moody’s Investors Service or Standard & Poor’s Ratings Services is reduced below Ba3 or BB-, respectively, or either ratings agency withdraws its long-term credit rating assigned to the notes, (2) if the Company calls the Convertible Notes for redemption or (3) upon the occurrence of specified other events.
      The Company has an option to redeem all or a portion of the Convertible Notes for cash at their accreted value at any time on or after February 20, 2007. Should the Company exercise this option, holders of the Convertible Notes could exercise their option to convert the Convertible Notes into the Company’s common stock at the conversion rate, subject to adjustment, of 7.5204 shares per note. Holders may require the Company to purchase their Convertible Notes on each of February 20, 2007, 2012 and 2017, as well as upon the occurrence of a fundamental change (as defined in the indenture governing the Convertible Notes), at their accreted value on such dates. On August 26, 2004, the Company amended its outstanding Convertible Notes to require settlement of any repurchase obligation with respect to the Convertible Notes for cash.
      The Company used the proceeds from the Convertible Notes offering to repay indebtedness under the revolving portion of the Company’s then existing primary credit facilities. The offering of the Convertible Notes was made pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). In June 2002, a registration statement filed by the Company covering the resale of the Convertible Notes and the common stock issuable upon their conversion was declared effective by the Securities and Exchange Commission (the “SEC”).

Other Senior Notes
      In August 2004, the Company issued $400 million aggregate principal amount of unsecured 5.75% senior notes due 2014 (the “2014 Notes”), yielding gross proceeds of $399.2 million. The notes are unsecured and rank equally with the Company’s other unsecured senior indebtedness, including the Company’s other senior notes. The offering of the notes was not registered under the Securities Act. Under the terms of a registration rights agreement entered into in connection with the issuance of the notes, the Company is required to complete an exchange offer of the notes for substantially identical notes registered under the Securities Act. The Company will be required to pay additional interest on the notes in the event the exchange offer is not completed by a specified date and under certain other circumstances. Interest on the 2014 Notes is payable on February 1 and August 1 of each year beginning February 1, 2005.
      The Company has outstanding Euro 250 million (approximately $338.5 million based on the exchange rate in effect as of December 31, 2004) aggregate principal amount of senior notes due 2008 (the “Eurobonds”). Interest on the Eurobonds is payable on April 1 and October 1 of each year. In addition, the Company has outstanding $600 million aggregate principal amount of senior notes due 2005 (the “2005 Notes”) and $800 million aggregate principal amount of senior notes due 2009 (the “2009 Notes”). Interest on the 2005 Notes and the 2009 Notes is payable on May 15 and November 15 of each year. The Company intends to repay the 2005 Notes at maturity with excess cash and borrowings under its primary credit facility.
      The Company may redeem all or part of the 2014 Notes, the Eurobonds, the 2005 Notes and the 2009 Notes at its option, at any time, at the redemption price equal to the greater of (a) 100% of the principal

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
amount of the notes to be redeemed or (b) the sum of the present values of the remaining scheduled payments of principal and interest thereon from the redemption date to the maturity date, discounted to the redemption date on a semiannual basis at the applicable treasury rate plus 20 basis points in the case of the 2014 Notes, at the Bund rate in the case of the Eurobonds or at the applicable treasury rate plus 50 basis points in the case of the 2005 Notes and the 2009 Notes, together with any interest accrued but not paid to the date of the redemption.

Guarantees
      The senior notes of the Company are senior unsecured obligations and rank pari passu in right of payment with all of the Company’s existing and future unsubordinated unsecured indebtedness. The Company’s obligations under the senior notes are guaranteed, on a joint and several basis, by certain of its subsidiaries, which are primarily domestic subsidiaries and all of which are directly or indirectly 100% owned by the Company (Note 15). The Company’s obligations under the primary credit facility are guaranteed by the same subsidiaries that guarantee the Company’s obligations under the senior notes. The Company’s obligations under the primary credit facility are also (and solely) secured by the pledge of all or a portion of the capital stock of certain of its significant subsidiaries. Pursuant to the terms of the primary credit facility, the guarantees and stock pledges may be released, at the Company’s option, when and if certain conditions are satisfied, including credit ratings at or above BBB- from Standard & Poor’s Ratings Services and at or above Baa3 from Moody’s Investors Service and certain other conditions. These conditions were satisfied in May 2004, when Moody’s Investors Service raised its credit rating of the Company’s senior unsecured debt to Baa3. As of the date of the Report, the Company has not sought to release the guarantees and stock pledges. In the event that any such subsidiary ceases to be a guarantor under the primary credit facility, such subsidiary will be released as a guarantor of the senior notes.

Covenants
      The Company’s primary credit facility contains numerous covenants related to the maintenance of certain financial ratios and to the management and operation of the Company. The covenants include, among other restrictions, limitations on indebtedness, guarantees, mergers, acquisitions, fundamental corporate changes, asset sales, investments, loans and advances, liens, dividends and other stock payments, transactions with affiliates and optional payments and modifications of debt instruments. The senior notes also contain covenants restricting the ability of the Company and its subsidiaries to incur liens and to enter into sale and leaseback transactions and restricting the ability of the Company to consolidate with, to merge with or into or to sell or otherwise dispose of all or substantially all of its assets to any person. As of December 31, 2004, the Company was in compliance with all covenants and other requirements set forth in its primary credit facility and senior notes.

Other
      As of December 31, 2004, other long-term debt was principally made up of amounts outstanding under term loans and capital leases.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Scheduled Maturities
      As of December 31, 2004, the scheduled maturities of long-term debt for the five succeeding years are shown below (in millions):

Year	Maturities

2005	$632.8
2006	6.8
2007	9.2
2008	342.3
2009	805.4

(8)	Income Taxes
      A summary of income before provision for income taxes, minority interests in consolidated subsidiaries, equity in net income of affiliates and cumulative effect of a change in accounting principle and the components of provision for income taxes is shown below (in millions):

	For the Year Ended
	December 31,

	2004	2003	2002

Income before provision for income taxes, minority interests in consolidated subsidiaries, equity in net income of affiliates and cumulative effect of a change in accounting principle:
Domestic	$47.7	$240.9	$234.0
Foreign	516.6	293.5	246.5

	$564.3	$534.4	$480.5

Domestic provision (benefit) for income taxes:
Current provision	$7.2	$48.9	$101.1
Deferred benefit	(4.0)	(38.4)	(15.3)

Total domestic provision	3.2	10.5	85.8

Foreign provision (benefit) for income taxes:
Current provision	112.1	137.9	85.9

Deferred —
Deferred provision (benefit)	18.4	7.6	(6.8)
Benefit of prior unrecognized net operating loss carryforwards	(5.7)	(2.3)	(7.9)

Total foreign deferred provision (benefit)	12.7	5.3	(14.7)

Total foreign provision	124.8	143.2	71.2

Provision for income taxes	$128.0	$153.7	$157.0

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      A summary of the differences between the provision for income taxes calculated at the United States federal statutory income tax rate of 35% and the consolidated provision for income taxes is shown below (in millions):

	For the Year Ended
	December 31,

	2004	2003	2002

Income before provision for income taxes, minority interests in consolidated subsidiaries, equity in net income of affiliates and cumulative effect of a change in accounting principle multiplied by the United States federal statutory rate	$197.5	$187.0	$168.2
Differences in income taxes on foreign earnings, losses and remittances	(46.5)	(47.7)	18.3
Valuation adjustments	13.3	19.1	49.3
Research and development credits	(16.6)	(12.8)	(25.0)
Change in enacted tax rates on prior divestiture	—	—	(14.5)
Other	(19.7)	8.1	(39.3)

	$128.0	$153.7	$157.0

      For the years ended December 31, 2004, 2003 and 2002, income in foreign jurisdictions with tax holidays was $143.4 million, $81.0 million and $55.7 million, respectively. Such tax holidays expire from 2005 through 2017.
      Deferred income taxes represent temporary differences in the recognition of certain items for income tax and financial reporting purposes. A summary of the components of the net deferred income tax liability is shown below (in millions):

	December 31,

	2004	2003

Deferred income tax liabilities:
Long-term asset basis differences	$146.8	$125.3
Recoverable customer engineering and tooling	44.8	59.5
Undistributed earnings of foreign subsidiaries	83.4	84.5
Other	2.7	1.2

	$277.7	$270.5

Deferred income tax assets:
Tax loss carryforwards	$(277.0)	$(231.1)
Tax credit carryforwards	(26.6)	—
Retirement benefit plans	(95.5)	(70.3)
Accrued liabilities	(37.0)	(59.7)
Reserves related to current assets	(35.2)	(50.9)
Self-insurance reserves	(22.7)	(18.1)
Minimum pension liability	(26.2)	(21.4)
Derivative instruments and hedging	(34.0)	(36.3)

	(554.2)	(487.8)
Valuation allowance	277.7	220.8

	$(276.5)	$(267.0)

Net deferred income tax liability	$1.2	$3.5

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      Deferred income tax assets have been fully offset by a valuation allowance in certain foreign tax jurisdictions due to a history of operating losses. The classification of the net deferred income tax liability is shown below (in millions):

	December 31,

	2004	2003

Deferred income tax assets:
Current	$(148.1)	$(140.6)
Long-term	(50.4)	(41.5)
Deferred income tax liabilities:
Current	38.4	30.3
Long-term	161.3	155.3

Net deferred income tax liability	$1.2	$3.5

      Deferred income taxes have not been provided on $527.6 million of certain undistributed earnings of the Company’s foreign subsidiaries as such amounts are considered to be permanently reinvested. It is not practicable to determine the unrecognized deferred income tax liability on these earnings because the actual tax liability on these earnings, if any, is dependent on circumstances existing when remittance occurs.
      As of December 31, 2004, the Company had tax loss carryforwards of $933.8 million, which relate to certain foreign subsidiaries. Of the total loss carryforwards, $609.2 million has no expiration date and $324.6 million expires from 2005 through 2019.

American Jobs Creation Act of 2004
      In October 2004, the American Jobs Creation Act of 2004 (“the Act”) was signed into law. The Act creates a temporary incentive for U.S. corporations to repatriate earnings from foreign subsidiaries by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations to the extent the dividends exceed a base amount and are invested in the United States pursuant to a domestic reinvestment plan. The temporary incentive is available to the Company in 2005. The amount of the Company’s dividends potentially eligible for the deduction is limited to $500 million.
      The deduction is subject to a number of limitations and uncertainty remains as to the interpretation of numerous provisions in the Act. The U.S. Treasury Department is in the process of providing clarifying guidance on key elements of the repatriation provision, and Congress may reintroduce legislation that provides for certain technical corrections to the Act. The Company has not completed its evaluation of the repatriation provision due to the uncertainty associated with the interpretation of the provision, as well as numerous tax, legal, treasury and business considerations. The Company expects to complete its evaluation of the potential dividends it may pursue, if any, and the related tax ramifications after additional guidance is issued.

(9)	Pension and Other Postretirement Benefit Plans
      The Company has noncontributory defined benefit pension plans covering certain domestic employees and certain employees in foreign countries, principally Canada. The Company’s salaried pension plans provide benefits based on final average earnings formulas. The Company’s hourly pension plans provide benefits under flat benefit and cash balance formulas. The Company also has contractual arrangements with certain employees which provide for supplemental retirement benefits. In general, the Company’s policy is to fund its pension benefit obligation based on legal requirements, tax considerations and local practices.
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

Obligations and Funded Status
      A reconciliation of the change in benefit obligation, the change in plan assets and the net amount recognized in the consolidated balance sheets is shown below (based on a September 30 measurement date, in millions):

	December 31,

	Pension		Other Postretirement

	2004	2003	2004	2003

Change in benefit obligation:
Benefit obligation at beginning of year	$509.4	$397.2	$199.5	$181.5
Service cost	36.7	33.4	13.1	14.5
Interest cost	32.2	28.2	12.3	12.2
Amendments	8.5	4.4	(10.5)	(35.2)
Actuarial loss	27.8	25.5	7.0	22.5
Benefits paid	(18.6)	(15.6)	(6.9)	(5.4)
Curtailment (gain) loss	(1.7)	(0.5)	1.4	0.5
Special termination benefits	1.0	2.3	0.2	0.2
Settlements	(0.9)	(0.9)	—	—
New plans	0.7	0.2	—	—
Acquisitions	15.2	—	—	—
Transfers out	—	(0.2)	—	—
Translation adjustment	20.5	35.4	6.0	8.7

Benefit obligation at end of year	$630.8	$509.4	$222.1	$199.5

Change in plan assets:
Fair value of plan assets at beginning of year	$327.2	$219.6	$—	$—
Actual return on plan assets	37.1	31.6	—	—
Employer contributions	35.7	67.4	6.9	5.4
Benefits paid	(18.6)	(15.6)	(6.9)	(5.4)
Settlements	(0.9)	(0.9)	—	—
Transfers out	—	(0.2)	—	—
Translation adjustment	14.0	25.3	—	—

Fair value of plan assets at end of year	$394.5	$327.2	$—	$—

Funded status	$(236.3)	$(182.2)	$(222.1)	$(199.5)
Unrecognized net actuarial loss	106.1	93.0	78.9	71.9
Unrecognized net transition (asset) obligation	(0.4)	(0.7)	12.7	13.4
Unrecognized prior service cost	49.4	43.9	(29.3)	(29.3)
Contributions between September 30 and December 31	10.2	5.6	1.8	1.3

Net amount recognized	$(71.0)	$(40.4)	$(158.0)	$(142.2)

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	December 31,

	Pension		Other Postretirement

	2004	2003	2004	2003

Amounts recognized in the consolidated balance sheets:
Prepaid benefit cost	$—	$0.7	$—	$—
Accrued benefit liability	(187.4)	(140.4)	(158.0)	(142.2)
Intangible asset	43.8	37.1	—	—
Deferred tax asset	26.2	21.4	—	—
Accumulated other comprehensive loss	46.4	40.8	—	—

Net amount recognized	$(71.0)	$(40.4)	$(158.0)	$(142.2)

      As of December 31, 2004 and 2003, the accumulated benefit obligation for all defined benefit pension plans was $569.1 million and $458.9 million, respectively. As of December 31, 2004, all of the Company’s pension plans had accumulated benefit obligations in excess of plan assets. As of December 31, 2003, the majority of the Company’s pension plans had accumulated benefit obligations in excess of plan assets. The projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets of plans with accumulated benefit obligations in excess of plan assets were $630.8 million, $569.1 million and $394.5 million, respectively, as of December 31, 2004, and $506.5 million, $456.2 million and $324.5 million, respectively, as of December 31, 2003.

Net Periodic Benefit Cost
      The components of the Company’s net periodic benefit cost are shown below (in millions):

	For the Year Ended December 31,

	Pension			Other Postretirement

	2004	2003	2002	2004	2003	2002

Service cost	$36.7	$33.4	$29.5	$13.1	$14.5	$11.0
Interest cost	32.2	28.2	23.1	12.3	12.2	9.3
Expected return on plan assets	(24.3)	(17.6)	(17.5)	—	—	—
Amortization of actuarial loss	2.8	2.6	0.4	3.9	2.8	0.6
Amortization of transition (asset) obligation	(0.3)	(0.4)	(0.4)	1.2	1.8	1.7
Amortization of prior service cost	4.3	3.9	3.3	(2.8)	(0.5)	(0.1)
Special termination benefits	0.1	2.3	0.9	0.2	0.2	0.4
Curtailment (gain) loss	2.4	1.2	1.9	(7.7)	1.3	(0.8)

Net periodic benefit cost	$53.9	$53.6	$41.2	$20.2	$32.3	$22.1

Assumptions
      The weighted-average actuarial assumptions used in determining the benefit obligation are shown below.

	December 31,

			Other
	Pension		Postretirement

	2004	2003	2004	2003

Discount rate:
Domestic plans	6%	6 1/4%	6%	6 1/4%
Foreign plans	6%	6 1/4%	6 1/2%	6 1/2%
Rate of compensation increase:
Domestic plans	3%	3%	N/A	N/A
Foreign plans	3 1/4%	3 1/2%	N/A	N/A

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The weighted-average actuarial assumptions used in determining net periodic benefit cost are shown below.

	For the Year Ended December 31,

	Pension			Other Postretirement

	2004	2003	2002	2004	2003	2002

Discount rate:
Domestic plans	6 1/4%	6 3/4%	7 1/2%	6 1/4%	6 3/4%	7 1/2%
Foreign plans	6 1/4%	7%	7%	6 1/2%	7%	7%
Expected return on plan assets:
Domestic plans	7 3/4%	7 3/4%	9%	N/A	N/A	N/A
Foreign plans	7%	7%	7%	N/A	N/A	N/A
Rate of compensation increase:
Domestic plans	3%	3 3/4%	4 1/2%	N/A	N/A	N/A
Foreign plans	3 1/4%	3 1/2%	3 1/4%	N/A	N/A	N/A
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
      For measurement purposes, domestic healthcare costs were assumed to increase 11% in 2005, grading down over time to 5% in nine years. Foreign healthcare costs were assumed to increase 7% in 2005, grading down over time to 4% in eleven years on a weighted average basis.
      Assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement benefit plans. A 1% increase in the assumed rate of healthcare cost increases each year would increase the postretirement benefit obligation as of December 31, 2004, by $40.4 million and increase the postretirement net periodic benefit cost by $6.5 million for the year then ended. A 1% decrease in the assumed rate of healthcare cost increases each year would decrease the postretirement benefit obligation as of December 31, 2004, by $32.8 million and decrease the postretirement net periodic benefit cost by $5.4 million for the year then ended.

Plan Assets
      The Company’s pension plan asset allocations by asset category are shown below (based on a September 30 measurement date). Pension plan asset allocations for the foreign plans relate to the Company’s Canadian pension plans.

	December 31,

	2004	2003

Equity securities:
Domestic plans	70%	68%
Foreign plans	61%	59%
Debt securities:
Domestic plans	26%	28%
Foreign plans	37%	37%
Cash and other:
Domestic plans	4%	4%
Foreign plans	2%	4%

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
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
      The Company evaluates investment manager performance against market indexes which the Company believes are appropriate to the investment management style for which the investment manager has been retained. The Company’s investment policies incorporate an investment goal of aggregate portfolio returns which exceed the returns of the appropriate market indexes by a reasonable spread over the relevant investment horizon. A low correlation of returns is an important criteria in the selection of additional or replacement investment managers.

Contributions
      The Company expects to contribute approximately $53 million to $58 million to its domestic and foreign pension plans in 2005. Contributions to the pension plans are consistent with minimum funding requirements of the relevant governmental authorities. The Company may make contributions in excess of these minimums when the Company believes it is financially advantageous to do so and based on its other capital requirements.

Benefit Payments
      As of December 31, 2004, the Company’s estimate of expected benefit payments in each of the five succeeding years and in the aggregate for the five years thereafter are shown below (in millions):

	Pension	Other Postretirement

2005	$21.0	$8.2
2006	21.5	8.4
2007	23.4	9.1
2008	25.7	9.9
2009	27.8	10.6
Five years thereafter	185.6	63.4

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Defined Contribution and Multi-employer Pension Plans
      The Company also sponsors defined contribution plans and participates in government-sponsored programs in certain foreign countries. Contributions are determined as a percentage of each covered employee’s salary. The Company also participates in multi-employer pension plans for certain of its hourly employees. Contributions are based on collective bargaining agreements. For the years ended December 31, 2004, 2003 and 2002, the aggregate cost of the defined contribution and multi-employer pension plans was $25.1 million, $21.3 million and $17.4 million, respectively.

New Legislation
      In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) was enacted. The Medicare Act introduced a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of certain other postretirement benefit plans that provide prescription drug benefits at least actuarially equivalent to Medicare Part D. In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which provides the applicable accounting guidance related to the federal subsidy. In accordance with the transition provisions of FSP 106-2, the effects of the Medicare Act are reflected in the measurement of the postretirement benefit obligation and postretirement net periodic benefit cost as of and for the year ended December 31, 2004. The effects of adoption were not significant.

(10)	Commitments and Contingencies

Legal and Other Contingencies
      As of December 31, 2004 and December 31, 2003, the Company had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $25.2 million and $40.9 million, respectively. Such reserves reflect amounts recognized in accordance with accounting principles generally accepted in the United States and typically exclude the cost of legal representation.

Commercial Disputes
      The Company is involved from time to time in legal proceedings and claims relating to commercial or contractual disputes, including disputes with its suppliers. The Company will continue to vigorously defend itself against these claims. Based on present information, including the Company’s assessment of the merits of the particular claims, the Company does not expect that these legal proceedings or claims, either individually or in the aggregate, will have a material adverse effect on its business, consolidated financial position or results of operations, although the outcomes of these matters are inherently uncertain.
      On January 29, 2002, Seton Company, one of the Company’s leather suppliers, filed a suit alleging that the Company had breached a purported agreement to purchase leather from Seton for seats for the life of the General Motors GMT 800 program. This suit presently is pending in the U.S. District Court for the Eastern District of Michigan. Seton seeks compensatory and exemplary damages on breach of contract and promissory estoppel claims and has submitted a revised report now alleging up to $96.5 million in damages; the Company will challenge several of the assumptions and bases for this revised report. The Company continues to believe that it has meritorious defenses to Seton’s liability and damages claims and intends to vigorously defend this lawsuit. The trial is expected to begin in the March/ April 2005 timeframe.

Product Liability Matters
      In the event that use of the Company’s products results in, or is alleged to result in, bodily injury and/or property damage or other losses, the Company may be subject to product liability lawsuits and other claims. In

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
addition, the Company is a party to warranty-sharing and other agreements with its customers relating to its products. These customers may pursue claims against the Company for contribution of all or a portion of the amounts sought in connection with product liability and warranty claims. The Company can provide no assurances that it will not experience material claims in the future or that it will not incur significant costs to defend such claims. In addition, if any of the Company’s products are, or are alleged to be, defective, the Company may be required or requested by its customers to participate in a recall or other corrective action involving such products. Certain of the Company’s customers have asserted claims against the Company for costs related to recalls involving the Company’s products. In certain instances, the allegedly defective products were supplied by tier II suppliers against whom the Company has sought or will seek contribution. The Company carries insurance for certain legal matters, including product liability claims, but such coverage may be limited. The Company does not maintain insurance for recall matters.
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
      A summary of the changes in product warranty liabilities for each of the two years in the period ended December 31, 2004, is shown below (in millions):

Balance as of December 31, 2002	$36.9
Expense, net	3.3
Settlements	(3.6)
Foreign currency translation and other	3.1

Balance as of December 31, 2003	39.7
Expense, net	7.9
Settlements	(4.7)
Foreign currency translation and other	0.5

Balance as of December 31, 2004	$43.4

Environmental Matters
      The Company is subject to local, state, federal and foreign laws, regulations and ordinances which govern activities or operations that may have adverse environmental effects and which impose liability for the costs of cleaning up certain damages resulting from past spills, disposals or other releases of hazardous wastes and environmental compliance. The Company’s policy is to comply with all applicable environmental laws and to maintain an environmental management program based on ISO 14001 to ensure compliance. However, the Company currently is, has been and in the future may become the subject of formal or informal enforcement actions or procedures.
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      As of December 31, 2004 and December 31, 2003, the Company had recorded reserves for environmental matters of $5.9 million and $4.8 million, respectively. While the Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse effect on its business, consolidated financial position or results of operations, no assurances can be given in this regard.
      One of the Company’s subsidiaries and certain predecessor companies were named as defendants in an action filed by three plaintiffs in August 2001 in the Circuit Court of Lowndes County, Mississippi, asserting claims stemming from alleged environmental contamination caused by an automobile parts manufacturing plant located in Columbus, Mississippi. The plant was acquired by the Company as part of the UT Automotive acquisition in May 1999 and sold almost immediately thereafter, in June 1999, to Johnson Electric Holdings Limited (“Johnson Electric”). In December 2002, 61 additional cases were filed by approximately 1,000 plaintiffs in the same court against the Company and other defendants relating to similar claims. In September 2003, the Company was dismissed as a party to these cases. In the first half of 2004, the Company was named again as a defendant in these same 61 additional cases and was also named in five new actions filed by approximately 150 individual plaintiffs related to alleged environmental contamination from the same facility. The plaintiffs in these actions are persons who allegedly were either residents and/or owned property near the facility or worked at the facility. In November 2004, two additional lawsuits were filed by 28 plaintiffs (individuals and organizations), alleging property damage as a result of the alleged contamination. Each of these complaints seeks compensatory and punitive damages.
      Most of the original plaintiffs have recently filed motions to dismiss their claims for health effects and personal injury damages; therefore, approximately three-fourths of the plaintiffs should be voluntarily dismissed from these lawsuits. Upon the completion of these dismissals, we anticipate that there will be approximately 300 plaintiffs remaining in the case to proceed with property damage claims only. There is the potential that the dismissed plaintiffs could seek separate counsel to re-file their personal injury claims. To date, there has been limited discovery in these cases and the probability of liability and the amount of damages in the event of liability are unknown. UTC, the former owner of UT Automotive, and Johnson Electric have each sought indemnification from the Company under the respective acquisition agreements, and the Company has claimed indemnification from them under the same agreements. To date, no company admits to, or has been found to have, an obligation to fully defend and indemnify any other. The Company intends to vigorously defend against these claims and believes that it will eventually be indemnified by either UTC or Johnson Electric for resulting losses, if any.

Other Matters
      The Company is involved in certain other legal actions and claims arising in the ordinary course of business, including, without limitation, intellectual property matters, personal injury claims, tax claims and employment matters. Although the outcome of any legal matter cannot be predicted with certainty, the Company does not believe that any of these other legal proceedings or matters in which it is currently involved, either individually or in the aggregate, will have a material adverse effect on its business, consolidated financial position or results of operations.
      In January 2004, the SEC commenced an informal inquiry into the Company’s September 2002 amendment of its 2001 Form 10-K. The amendment was filed to report the Company’s employment of relatives of certain of its directors and officers and certain related party transactions. The SEC’s inquiry does not relate to the Company’s financial statements. In February 2005, the staff of the SEC informed the Company that it proposed to recommend to the SEC that it issue an administrative “cease and desist” order as a result of the Company’s failure to disclose the related party transactions in question prior to the amendment of its 2001 Form 10-K. The Company expects to consent to the entry of the order as part of a settlement of this matter.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      Prior to the Company’s acquisition of UT Automotive from UTC in May 1999, a subsidiary of Lear purchased the stock of a UT Automotive subsidiary. In connection with the acquisition, the Company agreed to indemnify UTC for certain tax consequences if the Internal Revenue Service (the “IRS”) overturned UTC’s tax treatment of the transaction. The IRS recently issued a notice of proposed adjustment to UTC related to the acquisition seeking an increase in tax of approximately $87.5 million, excluding interest. An indemnity payment by the Company to UTC for the ultimate amount due to the IRS would constitute an adjustment to the purchase price and resulting goodwill of the UT Automotive acquisition, if and when made, and would not be expected to have a material effect on the Company’s reported earnings. The Company believes that valid support exists for UTC’s tax positions and intends to vigorously contest the IRS’s proposed adjustment. However, the ultimate outcome of this matter is not certain.

Employees
      Approximately 75% of the Company’s employees are members of industrial trade unions and are employed under the terms of collective bargaining agreements. Collective bargaining agreements covering approximately 60% of the Company’s unionized workforce of approximately 82,000 employees, including 23% of the Company’s unionized workforce in the United States and Canada, are scheduled to expire in 2005. Management does not anticipate any significant difficulties with respect to the agreements as they are renewed.

Lease Commitments
      A summary of lease commitments as of December 31, 2004, under non-cancelable operating leases with terms exceeding one year is shown below (in millions):

2005	$88.4
2006	97.5
2007	59.2
2008	51.6
2009	39.9
2010 and thereafter	113.0

Total	$449.6

      In addition, the Company guarantees the residual value of certain of its leased assets. As of December 31, 2004, these guarantees totaled $26.6 million and are reflected in the lease commitments table above.
      The Company’s operating leases cover principally buildings and transportation equipment. Rent expense was $125.0 million, $119.5 million and $116.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

(11)	Segment Reporting
      The Company has three reportable operating segments: seating, interior and electronic and electrical. The seating segment includes seat systems and components thereof. The interior segment includes instrument panels and cockpit systems, overhead systems, door panels, flooring and acoustic systems and other interior products. The electronic and electrical segment includes electronic products and electrical distribution systems, primarily wire harnesses and junction boxes; interior control and entertainment systems; and wireless systems.
      Each of the Company’s operating segments reports its results from operations and makes its requests for capital expenditures directly to the chief operating decision-making group. The economic performance of each

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
operating segment is driven primarily by automobile production volumes in the geographic regions in which it operates, as well as by the success of the vehicle platforms for which it supplies products. Also, each operating segment operates in the competitive tier I automotive supplier environment and is continually working with its customers to manage costs and improve quality. The Company’s manufacturing facilities generally use just-in-time manufacturing techniques to produce and distribute their automotive interior products. The Company’s production processes generally make use of unskilled labor, dedicated facilities, sequential manufacturing processes and commodity raw materials. The Other category includes the corporate headquarters, geographic headquarters, the technology centers and the elimination of intercompany activities, none of which meets the requirements of being classified as an operating segment.
      The accounting policies of the Company’s operating segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.” The Company evaluates the performance of its operating segments based primarily on revenues from external customers, income before interest, other expense (including minority interests in consolidated subsidiaries and equity in net income of affiliates) and income taxes and cash flows, being defined as income before interest, other expense and income taxes less capital expenditures plus depreciation and amortization.
      A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	2004

			Electronic
	Seating	Interior	and Electrical	Other	Consolidated

Revenues from external customers	$11,314.7	$2,965.0	$2,680.3	$—	$16,960.0
Income before interest, other expense and income taxes	684.9	85.1	207.5	(209.1)	768.4
Depreciation and amortization	134.3	108.9	89.1	22.8	355.1
Capital expenditures	210.0	86.9	115.7	16.4	429.0
Total assets	4,480.8	2,449.4	2,624.1	390.1	9,944.4

	2003

			Electronic
	Seating	Interior	and Electrical	Other	Consolidated

Revenues from external customers	$10,743.9	$2,817.2	$2,185.6	$—	$15,746.7
Income before interest, other expense and income taxes	698.1	104.0	197.8	(227.1)	772.8
Depreciation and amortization	129.7	108.1	70.1	13.9	321.8
Capital expenditures	123.3	113.5	107.3	31.5	375.6
Total assets	3,764.9	2,434.8	2,177.7	193.6	8,571.0

	2002

			Electronic
	Seating	Interior	and Electrical	Other	Consolidated

Revenues from external customers	$9,853.5	$2,550.4	$2,020.7	$—	$14,424.6
Income before interest, other expense, income taxes and cumulative effect of a change in accounting principle	545.9	141.2	231.5	(175.5)	743.1
Depreciation and amortization	135.3	101.2	67.7	(3.2)	301.0
Capital expenditures	91.5	90.4	82.5	8.2	272.6
Total assets	3,177.9	2,301.9	1,623.1	380.1	7,483.0

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      In 2004, the Company changed its allocation of goodwill. Goodwill, previously reflected in “Other,” has been allocated to the reportable operating segments. Total assets by reportable operating segment as of December 31, 2003 and 2002, reflect this change. In addition, prior years’ reportable operating segment information has been reclassified to reflect the current organizational structure of the Company.
      A reconciliation of consolidated income before interest, other expense, provision for income taxes, minority interests in consolidated subsidiaries, equity in net income of affiliates and cumulative effect of a change in accounting principle to income before provision for income taxes, minority interests in consolidated subsidiaries, equity in net income of affiliates and cumulative effect of a change in accounting principle is shown below (in millions):

	For the Year Ended December 31,

	2004	2003	2002

Income before interest, other expense, provision for income taxes, minority interests in consolidated subsidiaries, equity in net income of affiliates and cumulative effect of a change in accounting principle	$768.4	$772.8	$743.1
Interest expense	165.5	186.6	210.5
Other expense, net	38.6	51.8	52.1

Income before provision for income taxes, minority interests in consolidated subsidiaries, equity in net income of affiliates and cumulative effect of a change in accounting principle	$564.3	$534.4	$480.5

      Revenues from external customers and tangible long-lived assets for each of the geographic areas in which the Company operates is shown below (in millions):

	For the Year Ended December 31,

	2004	2003	2002

Revenues from external customers:
United States	$6,200.7	$6,361.9	$6,288.1
Canada	1,317.8	1,331.6	1,392.5
Germany	2,026.0	1,705.9	1,478.0
Other countries	7,415.5	6,347.3	5,266.0

Total	$16,960.0	$15,746.7	$14,424.6

	December 31,

	2004	2003	2002

Tangible long-lived assets:
United States	$846.5	$814.2	$789.6
Canada	65.5	59.2	57.8
Germany	238.6	159.6	128.3
Other countries	869.2	784.8	734.9

Total	$2,019.8	$1,817.8	$1,710.6

      A substantial majority of the Company’s consolidated and reportable operating segment revenues are from four automotive manufacturing companies, with General Motors and Ford and their respective affiliates accounting for 56%, 59% and 60% of the Company’s net sales in 2004, 2003 and 2002, respectively. Excluding net sales to Opel, Saab, Volvo, Jaguar and Land Rover, which are affiliates of General Motors or Ford,

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
General Motors and Ford accounted for approximately 43%, 47% and 51% of the Company’s net sales in 2004, 2003 and 2002, respectively. The following is a summary of the percentage of revenues from major customers:

	For the Year Ended December 31,

	2004	2003	2002

General Motors Corporation	31.4%	35.7%	34.8%
Ford Motor Company	24.1	23.6	25.2
DaimlerChrysler	11.8	11.1	12.0
BMW	7.5	7.0	6.5
      In addition, a portion of the Company’s remaining revenues are from the above automotive manufacturing companies through various other automotive suppliers.

(12)	Financial Instruments
      The carrying values of the Company’s senior notes vary from the fair values of these instruments. The fair values were determined by reference to quoted market prices of these securities. As of December 31, 2004 and 2003, the aggregate carrying value of the Company’s senior notes was $2.4 billion and $2.0 billion, respectively, compared to an estimated fair value of $2.6 billion and $2.3 billion, respectively. As of December 31, 2004 and 2003, the carrying values of the Company’s other senior indebtedness and other financial instruments approximated their fair values, which were determined based on related instruments currently available to the Company for similar borrowings with like maturities.
      Certain of the Company’s European and Asian subsidiaries periodically factor their accounts receivable with financial institutions. Such receivables are factored without recourse to the Company and are excluded from accounts receivable in the consolidated balance sheets. As of December 31, 2004, there were no factored accounts receivable. As of December 31, 2003, the amount of factored receivables was $70.6 million. The Company cannot provide any assurances that these factoring facilities will be available or utilized in the future.

Asset-Backed Securitization Facility
      The Company and several of its U.S. subsidiaries sell certain accounts receivable to a wholly owned, consolidated, bankruptcy-remote special purpose corporation (Lear ASC Corporation) under an asset-backed securitization facility (the “ABS facility”). In turn, Lear ASC Corporation transfers undivided interests in the receivables to bank-sponsored commercial paper conduits. As of December 31, 2004, the ABS facility provided for maximum purchases of adjusted accounts receivable of $200 million. The level of funding utilized under this facility is based on the credit ratings of the Company’s major customers, the level of aggregate accounts receivable in a specific month and the Company’s funding requirements. Should the Company’s major customers experience further reductions in their credit ratings, the Company may be unable to utilize the ABS facility in the future. Should this occur, the Company would utilize its primary credit facility to replace the funding currently provided by the ABS facility. In October 2004, the ABS facility was amended to extend the termination date from November 2004 to November 2005. In January 2005, the facility was further amended to reduce the level of maximum purchases to $150 million.
      The Company retains a subordinated ownership interest in the pool of receivables sold to Lear ASC Corporation. This retained interest is recorded at fair value, which is generally based on a discounted cash flow analysis. As of December 31, 2004 and 2003, accounts receivable totaling $654.4 million and $671.1 million, respectively, had been transferred to Lear ASC Corporation, but no undivided interests in the receivables were transferred to the conduits. As such, this retained interest is included in accounts receivable in the consolidated balance sheets as of December 31, 2004 and 2003.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      During the years ended December 31, 2004, 2003 and 2002, the Company and its subsidiaries sold to Lear ASC Corporation adjusted accounts receivable totaling $4.7 billion, $4.6 billion and $4.6 billion, respectively, under the ABS facility and recognized discounts of $1.4 million, $2.6 million and $3.4 million, respectively. These discounts are included in other expense, net, in the consolidated statements of income for the years ended December 31, 2004, 2003 and 2002. The Company continues to service the transferred receivables and receives an annual servicing fee of 1.0% of the sold accounts receivable. The conduit investors and Lear ASC Corporation have no recourse to the other assets of the Company or its subsidiaries for the failure of the accounts receivable obligors to pay timely on the accounts receivable.
      Certain cash flows received from and paid to Lear ASC Corporation are shown below (in millions):

	For the Year Ended December 31,

	2004	2003	2002

Repayments of securitizations	$—	$(189.0)	$(71.7)
Proceeds from collections reinvested in securitizations	4,664.4	4,584.6	4,525.3
Servicing fees received	5.5	5.3	5.6

      In December 2003, the FASB issued Interpretation (“FIN”) No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” the provisions of which applied to Lear ASC Corporation and the bank conduits as of December 31, 2003. This interpretation requires the consolidation of a variable interest entity by its primary beneficiary and may require the consolidation of a portion of a variable interest entity’s assets or liabilities under certain circumstances.
      Under the provisions of FIN No. 46, Lear ASC Corporation is a variable interest entity. The accounts of this entity have historically been included in the consolidated financial statements of the Company, as this entity is a wholly owned subsidiary of Lear. In addition, the bank conduits, which purchase undivided interests in the Company’s sold accounts receivable, are variable interest entities. Under the current ABS facility, the provisions of FIN No. 46 do not require the Company to consolidate any of the bank conduits’ assets or liabilities.

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
      For a fair value hedge, both the effective and ineffective portions of the change in the fair value of the derivative are recorded in earnings and reflected in the consolidated statement of income on the same line as the gain or loss on the hedged item attributable to the hedged risk. For a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income (loss) in the consolidated balance sheet. When the underlying hedged transaction is realized, the gain or loss included in accumulated other comprehensive income (loss) is recorded in earnings and reflected in the consolidated statement of income on the same line as the gain or loss on the hedged item attributable to the hedged risk. For a net investment hedge of a foreign operation, the effective portion of the change in the fair value of the derivative is recorded in cumulative translation adjustment, which is a component of accumulated other comprehensive income (loss) in the consolidated balance sheet. In addition, for both cash flow and net investment hedges, changes in the fair value excluded from the Company’s effectiveness assessments and the

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
ineffective portion of changes in the fair value are recorded in earnings and reflected in the consolidated statement of income as other expense, net.
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
      Forward foreign exchange, futures and option contracts — The Company uses forward foreign exchange, futures and option contracts to reduce the effect of fluctuations in foreign exchange rates on short-term, foreign currency denominated intercompany transactions and other known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Mexican peso, the Canadian dollar and the Euro. Forward foreign exchange and futures contracts are accounted for as fair value hedges when the hedged item is a recognized asset or liability or an unrecognized firm commitment. As of December 31, 2004, contracts designated as fair value hedges with $421.8 million of notional amount were outstanding with maturities of less than three months. As of December 31, 2004, the fair market value of these contracts was approximately negative $0.9 million. Forward foreign exchange, futures and option contracts are accounted for as cash flow hedges when the hedged item is a forecasted transaction or the variability of cash flows to be paid or received relates to a recognized asset or liability. As of December 31, 2004, contracts designated as cash flow hedges with $915.5 million of notional amount were outstanding with maturities of less than twelve months. As of December 31, 2004, the fair market value of these contracts was approximately $14.5 million.
      Interest rate swap contracts — The Company uses interest rate swap contracts to manage its exposure to fluctuations in interest rates. Interest rate swap contracts which fix the interest payments of certain variable rate debt instruments or fix the market rate component of anticipated fixed rate debt instruments are accounted for as cash flow hedges. Interest rate swap contracts which hedge the change in fair market value of certain fixed rate debt instruments are accounted for as fair value hedges. As of December 31, 2004, contracts representing $600 million of notional amount were outstanding with maturity dates of May 2005 through May 2009. All of these contracts are designated as fair value hedges and modify the fixed rate characteristics of the Company’s outstanding long-term debt instruments with fixed coupons and maturities of 7.96% in May 2005 and 8.11% in May 2009. These contracts convert these fixed coupon liabilities into variable rate obligations with coupons which reset semi-annually based on LIBOR plus spreads of 6.08% and 4.58%, respectively. However, the effective cost of these contracts, including the impact of swap contract restructuring, is LIBOR plus 2.68% and 3.86%, respectively. The fair market value of all outstanding interest rate swap contracts is subject to changes in value due to changes in interest rates. As of December 31, 2004, the fair market value of these contracts was approximately negative $10.3 million.
      As of December 31, 2004 and 2003, a net gain of approximately $17.4 million and a net loss of approximately $13.7 million, respectively, related to derivative instruments and hedging activities was recorded in accumulated other comprehensive income (loss). During the years ended December 31, 2004, 2003 and 2002, net losses of approximately $7.4 million, $32.4 million and $12.2 million, respectively, related to the Company’s hedging activities were reclassified from accumulated other comprehensive income (loss) into earnings. As of December 31, 2004, all cash flow hedges mature within twelve months, all fair value hedges of the Company’s fixed rate debt instruments mature within five years, and all fair value hedges of the

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
Company’s foreign exchange exposure mature within three months. During the year ending December 31, 2005, the Company expects to reclassify into earnings net gains of approximately $13.8 million recorded in accumulated other comprehensive income (loss). Such gains will be reclassified at the time the underlying hedged transactions are realized. During the years ended December 31, 2004, 2003 and 2002, amounts recognized in the consolidated statements of income related to changes in the fair value of cash flow and fair value hedges excluded from the effectiveness assessments and the ineffective portion of changes in the fair value of cash flow and fair value hedges were not material.
      Non-U.S. dollar financing transactions — The Company has designated its Euro-denominated senior notes (Note 7) as a net investment hedge of long-term investments in its Euro-functional subsidiaries. As of December 31, 2004, the amount recorded in cumulative translation adjustment related to the effective portion of the net investment hedge of foreign operations was approximately negative $114.7 million.

(13)	Quarterly Financial Data (unaudited)

	Thirteen Weeks Ended

	April 3,	July 3,	October 2,	December 31,
	2004	2004	2004	2004

Net sales	$4,492.1	$4,284.0	$3,897.8	$4,286.1
Gross profit	346.9	371.6	320.2	363.4
Net income	91.4	116.1	91.7	123.0
Basic net income per share	1.34	1.69	1.34	1.82
Diluted net income per share (restated — Note 2)	1.24	1.58	1.26	1.70

	Thirteen Weeks Ended

	March 29,	June 28,	September 27,	December 31,
	2003	2003	2003	2003

Net sales	$3,898.7	$4,101.2	$3,491.5	$4,255.3
Gross profit	308.6	353.2	303.7	380.9
Net income	67.9	104.1	76.1	132.4
Basic net income per share	1.03	1.58	1.13	1.95
Diluted net income per share (restated — Note 2)	0.97	1.47	1.06	1.81

(14)	Accounting Pronouncements
      Pensions and Other Postretirement Benefits — The FASB issued a revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This statement retains the original pension and other postretirement benefits disclosure requirements of SFAS No. 132 and requires additional disclosures for both annual and interim periods. All disclosures required by this statement have been reflected in Note 9, “Pension and Other Postretirement Benefit Plans.”
      Variable Interest Entities — The FASB issued FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” the provisions of which apply immediately to any variable interest entity created after January 31, 2003, apply no later than the first period ending after December 15, 2003, to special purpose corporations, and apply in the first interim period ending after March 15, 2004, to any variable interest entity created prior to February 1, 2003. This interpretation requires the consolidation of a variable interest entity by its primary beneficiary and may require the consolidation of a portion of a variable interest entity’s assets or liabilities under certain circumstances. The Company adopted the requirements of FIN No. 46 as of April 3, 2004. The effects of adoption were not significant.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      Contingently Convertible Debt — The FASB ratified the final consensus of the Emerging Issues Task Force on EITF 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which states that the impact of contingently convertible instruments that are convertible into common stock upon the achievement of a specified market price of the issuer’s shares, such as the Company’s outstanding zero-coupon convertible senior notes, should be included in diluted net income per share computations regardless of whether the market price trigger has been met. Accordingly, the Company has restated diluted net income per share for 2003 and 2002 to include the dilutive impact of our zero-coupon convertible senior notes since the issuance date of February  14, 2002.
      Inventory Costs — The FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” This statement clarifies the requirement that abnormal inventory-related costs be recognized as current-period charges and requires that the allocation of fixed production overheads to inventory conversion costs be based on the normal capacity of the production facilities. The provisions of this statement are to be applied prospectively to inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the effects of adoption to be significant.
      Nonmonetary Assets — The FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29.” APB Opinion No. 29, in general, requires the use of fair value as the measurement basis for exchanges of nonmonetary assets. This statement eliminates the exception to the fair value measurement principle for nonmonetary exchanges of similar productive assets and replaces it with a general exception for nonmonetary asset exchanges that lack commercial substance. The provisions of this statement are to be applied prospectively to nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the effects of adoption to be significant.
      Stock-Based Compensation — The FASB issued a revised SFAS No. 123, “Share-Based Payment.” This statement requires that all share-based payments to employees be recognized in the financial statements based on their grant-date fair value. Under previous guidance, companies had the option of recognizing the fair value of stock-based compensation in the consolidated financial statements or disclosing the proforma impact of stock-based compensation on the consolidated statement of income in the notes to the consolidated financial statements. As described in Note 2, “Summary of Significant Accounting Policies,” the Company adopted the fair value recognition provisions of SFAS No. 123 for all employee awards issued after January 1, 2003. The revised statement is effective at the beginning of the first annual or interim period beginning after December 15, 2005, and provides two methods of adoption, the modified-prospective method and the modified-retrospective method. The Company anticipates adopting the revised statement using the modified-prospective method. The Company is currently evaluating the provisions of the revised statement but does not expect the impact of adoption to be significant.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

(15)	Supplemental Guarantor Condensed Consolidating Financial Statements

	December 31, 2004

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

	(In millions)
ASSETS
Current Assets:
Cash and cash equivalents	$123.5	$3.8	$457.6	$—	$584.9
Accounts receivable	54.6	443.2	2,087.1	—	2,584.9
Inventories	17.5	193.2	410.5	—	621.2
Recoverable customer engineering and tooling	9.8	110.5	85.5	—	205.8
Other	116.7	64.8	193.7	—	375.2

Total current assets	322.1	815.5	3,234.4	—	4,372.0

Long-Term Assets:
Property, plant and equipment, net	156.3	759.2	1,104.3	—	2,019.8
Goodwill, net	105.0	1,920.5	1,013.9	—	3,039.4
Investments in subsidiaries	4,556.1	2,543.8	—	(7,099.9)	—
Other	119.3	90.8	303.1	—	513.2

Total long-term assets	4,936.7	5,314.3	2,421.3	(7,099.9)	5,572.4

	$5,258.8	$6,129.8	$5,655.7	$(7,099.9)	$9,944.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$—	$—	$35.4	$—	$35.4
Accounts payable and drafts	229.5	810.8	1,737.3	—	2,777.6
Accrued salaries and wages	10.6	50.0	144.8	—	205.4
Accrued employee benefits	122.7	57.1	64.5	—	244.3
Other accrued liabilities	57.3	188.6	506.5	—	752.4
Current portion of long-term debt	626.5	2.4	3.9	—	632.8

Total current liabilities	1,046.6	1,108.9	2,492.4	—	4,647.9

Long-Term Liabilities:
Long-term debt	1,826.1	12.0	28.8	—	1,866.9
Intercompany accounts, net	(549.6)	1,222.7	(673.1)	—	—
Other	205.6	190.0	303.9	—	699.5

Total long-term liabilities	1,482.1	1,424.7	(340.4)	—	2,566.4

Stockholders’ Equity	2,730.1	3,596.2	3,503.7	(7,099.9)	2,730.1

	$5,258.8	$6,129.8	$5,655.7	$(7,099.9)	$9,944.4

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	December 31, 2003

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

	(In millions)
ASSETS
Current Assets:
Cash and cash equivalents	$40.9	$9.7	$118.7	$—	$169.3
Accounts receivable	17.9	331.0	1,851.4	—	2,200.3
Inventories	10.2	188.0	352.0	—	550.2
Recoverable customer engineering and tooling	(11.1)	86.5	93.6	—	169.0
Other	97.3	57.8	131.5	—	286.6

Total current assets	155.2	673.0	2,547.2	—	3,375.4

Long-Term Assets:
Property, plant and equipment, net	127.4	765.8	924.6	—	1,817.8
Goodwill, net	100.2	1,906.7	933.2	—	2,940.1
Investments in subsidiaries	3,320.4	2,051.4	—	(5,371.8)	—
Other	96.9	70.4	270.4	—	437.7

Total long-term assets	3,644.9	4,794.3	2,128.2	(5,371.8)	5,195.6

	$3,800.1	$5,467.3	$4,675.4	$(5,371.8)	$8,571.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$0.3	$0.1	$16.7	$—	$17.1
Accounts payable and drafts	128.7	749.1	1,566.3	—	2,444.1
Accrued salaries and wages	13.1	42.1	130.0	—	185.2
Accrued employee benefits	93.2	56.9	58.1	—	208.2
Other accrued liabilities	42.0	280.9	400.6	—	723.5
Current portion of long-term debt	—	1.6	2.4	—	4.0

Total current liabilities	277.3	1,130.7	2,174.1	—	3,582.1

Long-Term Liabilities:
Long-term debt	2,027.0	12.8	17.4	—	2,057.2
Intercompany accounts, net	(1,024.8)	1,496.8	(472.0)	—	—
Other	263.1	180.6	230.5	—	674.2

Total long-term liabilities	1,265.3	1,690.2	(224.1)	—	2,731.4

Stockholders’ Equity	2,257.5	2,646.4	2,725.4	(5,371.8)	2,257.5

	$3,800.1	$5,467.3	$4,675.4	$(5,371.8)	$8,571.0

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	For the Year Ended December 31, 2004

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

	(In millions)
Net sales	$1,100.4	$7,489.4	$10,990.3	$(2,620.1)	$16,960.0
Cost of sales	1,214.0	6,796.0	10,168.0	(2,620.1)	15,557.9
Selling, general and administrative expenses	152.2	182.5	299.0	—	633.7
Interest expense	33.2	97.6	34.7	—	165.5
Intercompany charges, net	(317.2)	377.6	(60.4)	—	—
Other (income) expense, net	(14.9)	26.8	26.7	—	38.6

Income before provision (benefit) for income taxes, minority interests in consolidated subsidiaries and equity in net (income) loss of affiliates and subsidiaries	33.1	8.9	522.3	—	564.3
Provision (benefit) for income taxes	(17.9)	18.4	127.5	—	128.0
Minority interests in consolidated subsidiaries	—	—	16.7	—	16.7
Equity in net (income) loss of affiliates	0.3	(3.3)	0.4	—	(2.6)
Equity in net income of subsidiaries	(371.5)	(206.2)	—	577.7	—

Net income	$422.2	$200.0	$377.7	$(577.7)	$422.2

	For the Year Ended December 31, 2003

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

	(In millions)
Net sales	$1,027.4	$7,780.7	$9,404.2	$(2,465.6)	$15,746.7
Cost of sales	1,020.1	7,054.4	8,791.4	(2,465.6)	14,400.3
Selling, general and administrative expenses	150.2	192.8	230.6	—	573.6
Interest expense	31.8	103.0	51.8	—	186.6
Intercompany charges, net	(370.8)	326.0	44.8	—	—
Other (income) expense, net	(0.3)	40.8	11.3	—	51.8

Income before provision for income taxes, minority interests in consolidated subsidiaries and equity in net income of affiliates and subsidiaries	196.4	63.7	274.3	—	534.4
Provision for income taxes	6.9	39.8	107.0	—	153.7
Minority interests in consolidated subsidiaries	—	—	8.8	—	8.8
Equity in net income of affiliates	(0.4)	(2.4)	(5.8)	—	(8.6)
Equity in net income of subsidiaries	(190.6)	(145.0)	—	335.6	—

Net income	$380.5	$171.3	$164.3	$(335.6)	$380.5

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	For the Year Ended December 31, 2002

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

	(In millions)
Net sales	$1,051.4	$7,682.4	$7,987.8	$(2,297.0)	$14,424.6
Cost of sales	1,145.4	6,860.2	7,455.7	(2,297.0)	13,164.3
Selling, general and administrative expenses	84.2	208.9	224.1	—	517.2
Interest expense	91.0	67.6	51.9	—	210.5
Intercompany charges, net	(447.2)	460.4	(13.2)	—	—
Other (income) expense, net	31.1	44.1	(23.1)	—	52.1

Income before provision for income taxes, minority interests in consolidated subsidiaries, equity in net (income) loss of affiliates and subsidiaries and cumulative effect of a change in accounting principle	146.9	41.2	292.4	—	480.5
Provision for income taxes	15.4	60.9	80.7	—	157.0
Minority interests in consolidated subsidiaries	—	—	13.3	—	13.3
Equity in net (income) loss of affiliates	(0.4)	0.6	(1.5)	—	(1.3)
Equity in net (income) loss of subsidiaries	118.9	(96.6)	—	(22.3)	—

Income before cumulative effect of a change in accounting principle	13.0	76.3	199.9	22.3	311.5
Cumulative effect of a change in accounting principle, net of tax	—	181.2	117.3	—	298.5

Net income (loss)	$13.0	$(104.9)	$82.6	$22.3	$13.0

	For the Year Ended December 31, 2004

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

	(In millions)
Net Cash Provided by Operating Activities	$181.7	$(48.2)	$542.4	$—	$675.9

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(67.4)	(150.4)	(211.2)	—	(429.0)
Cost of acquisitions, net of cash acquired	(14.1)	(3.3)	(85.6)	—	(103.0)
Net proceeds from disposition of businesses and other assets	13.9	14.6	27.8	—	56.3
Other, net	0.8	0.1	2.3	—	3.2

Net cash used in investing activities	(66.8)	(139.0)	(266.7)	—	(472.5)

Cash Flows from Financing Activities:
Issuance of senior notes	399.2	—	—	—	399.2
Other long-term debt repayments, net	(11.4)	1.0	(39.0)	—	(49.4)
Short-term debt repayments, net	(0.3)	(0.1)	(29.4)	—	(29.8)
Change in intercompany accounts	(275.2)	184.0	91.2	—	—
Dividends paid	(68.0)	—	—	—	(68.0)
Proceeds from exercise of stock options	24.4	—	—	—	24.4
Repurchase of common stock	(97.7)	—	—	—	(97.7)
Decrease in drafts	(3.3)	(8.1)	(1.2)	—	(12.6)

Net cash provided by financing activities	(32.3)	176.8	21.6	—	166.1

Effect of foreign currency translation	—	4.5	41.6	—	46.1

Net Change in Cash and Cash Equivalents	82.6	(5.9)	338.9	—	415.6
Cash and Cash Equivalents at Beginning of Year	40.9	9.7	118.7	—	169.3

Cash and Cash Equivalents at End of Year	$123.5	$3.8	$457.6	$—	$584.9

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	For the Year Ended December 31, 2003

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

	(In millions)
Net Cash Provided by Operating Activities	$283.1	$322.1	$(18.9)	$—	$586.3

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(60.0)	(151.3)	(164.3)	—	(375.6)
Cost of acquisitions, net of cash acquired	(0.6)	—	(13.1)	—	(13.7)
Net proceeds from disposition of businesses and other assets	0.2	3.9	29.6	—	33.7
Other, net	—	6.8	2.0	—	8.8

Net cash used in investing activities	(60.4)	(140.6)	(145.8)	—	(346.8)

Cash Flows from Financing Activities:
Long-term revolving credit repayments, net	(132.8)	—	—	—	(132.8)
Other long-term debt repayments, net	(4.3)	4.1	(10.1)	—	(10.3)
Short-term debt repayments, net	(4.2)	(0.2)	(19.6)	—	(24.0)
Change in intercompany accounts	(58.3)	(139.6)	197.9	—	—
Proceeds from exercise of stock options	66.4	—	—	—	66.4
Repurchase of common stock	(1.1)	—	—	—	(1.1)
Decrease in drafts	(48.0)	4.6	(13.4)	—	(56.8)

Net cash used in financing activities	(182.3)	(131.1)	154.8	—	(158.6)

Effect of foreign currency translation	—	(43.7)	40.4	—	(3.3)

Net Change in Cash and Cash Equivalents	40.4	6.7	30.5	—	77.6
Cash and Cash Equivalents at Beginning of Year	0.5	3.0	88.2	—	91.7

Cash and Cash Equivalents at End of Year	$40.9	$9.7	$118.7	$—	$169.3

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

      Basis of Presentation — Certain of the Company’s wholly owned subsidiaries (the “Guarantors”) have unconditionally fully guaranteed, on a joint and several basis, the punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all of the Company’s obligations under the primary credit facility and the indentures governing the Company’s senior notes, including the Company’s obligations to pay principal, premium, if any, and interest with respect to the senior notes. The senior notes consist of $600 million aggregate principal amount of 7.96% senior notes due 2005, $800 million aggregate principal amount of 8.11% senior notes due 2009, Euro 250 million aggregate principal amount of 8.125% senior notes due 2008, $640 million aggregate principal amount at maturity of zero-coupon convertible senior notes due 2022 and $400 million aggregate principal amount of 5.75% senior notes due 2014. The Guarantors under the indentures are currently Lear Operations Corporation, Lear Seating Holdings Corp. #50, Lear Corporation EEDS and Interiors, Lear Technologies, L.L.C., Lear Midwest Automotive, Limited Partnership, Lear Automotive (EEDS) Spain S.L. and Lear Corporation Mexico, S.A. de C.V. In lieu of providing separate audited financial statements for the Guarantors, the Company has included the audited supplemental guarantor condensed consolidating financial statements above. Management does not believe that separate financial statements of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      As of and for the years ended December 31, 2003 and 2002, the supplemental guarantor condensed consolidating financial statements have been restated to reflect certain changes to the equity investments of the guarantor subsidiaries.
      Distributions — There are no significant restrictions on the ability of the Guarantors to make distributions to the Company.
      Selling, General and Administrative Expenses — During 2004, 2003 and 2002, the Parent allocated $35.5 million, $97.1 million and $98.7 million, respectively, of corporate selling, general and administrative expenses to its operating subsidiaries. The allocations were based on various factors, which estimate usage of particular corporate functions, and in certain instances, other relevant factors, such as the revenues or the number of employees of the Company’s subsidiaries.
      Long-Term Debt of the Parent and the Guarantors — A summary of long-term debt of the Parent and the Guarantors on a combined basis is shown below (in millions):

	December 31,

	2004	2003

Senior notes	$2,424.0	$1,987.0
Other long-term debt	43.0	54.4

	2,467.0	2,041.4
Less — current portion	(628.9)	(1.6)

	$1,838.1	$2,039.8

      The obligations of foreign subsidiary borrowers under the primary credit facility are guaranteed by the Parent.
      For a more detailed description of the above indebtedness, see Note 7, “Long-Term Debt.”
      The aggregate minimum principal payment requirements on long-term debt of the Parent and the Guarantors, including capital lease obligations, in each of the five years subsequent to December 31, 2004, are shown below (in millions):

Year	Maturities

2005	$628.9
2006	2.4
2007	2.4
2008	340.8
2009	803.9

LEAR CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance as of				Balance
	Beginning of			Other	as of End
	Year	Additions	Retirements	Changes	of Year

	(In millions)
FOR THE YEAR ENDED DECEMBER 31, 2004:
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$30.6	$11.7	$(16.0)	$0.4	$26.7
Reserve for unmerchantable inventories	55.8	32.1	(16.0)	1.1	73.0
Restructuring reserves	8.1	18.8	(6.0)	—	20.9

	$94.5	$62.6	$(38.0)	$1.5	$120.6

FOR THE YEAR ENDED DECEMBER 31, 2003:
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$31.5	$16.6	$(17.2)	$(0.3)	$30.6
Reserve for unmerchantable inventories	44.5	29.7	(21.0)	2.6	55.8
Restructuring reserves	30.3	—	(22.2)	—	8.1

	$106.3	$46.3	$(60.4)	$2.3	$94.5

FOR THE YEAR ENDED DECEMBER 31, 2002:
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$26.7	$19.2	$(14.7)	$0.3	$31.5
Reserve for unmerchantable inventories	35.8	17.5	(16.3)	7.5	44.5
Restructuring reserves	96.2	—	(65.9)	—	30.3

	$158.7	$36.7	$(96.9)	$7.8	$106.3

ITEM 9 —	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      Lear Corporation engaged the services of Ernst & Young LLP as its new independent registered public accounting firm to replace Arthur Andersen LLP, effective May 9, 2002. For additional information, see Lear Corporation’s Current Report on Form 8-K dated May 9, 2002.

ITEM 9A —	CONTROLS AND PROCEDURES
(a) Disclosure Controls and Procedures
      The Company has evaluated, under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer along with the Company’s Senior Vice President and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. However, based on that evaluation, the Company’s Chairman and Chief Executive Officer along with the Company’s Senior Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Report.
(b) Management’s Annual Report on Internal Control Over Financial Reporting
      The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer along with the Company’s Senior Vice President and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004. Ernst & Young LLP, the registered public accounting firm that audited the consolidated financial statements included in this Report, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.
(c) Attestation Report of the Registered Public Accounting Firm
      The attestation report on management’s assessment of the Company’s internal control over financial reporting is provided in Item 8, “Consolidated Financial Statements and Supplementary Data.”
(d) Changes in Internal Control Over Financial Reporting
      There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ending December 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B —	OTHER INFORMATION
      None.

PART III

ITEM 10 —	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
      The information required by Item 10 regarding our directors is incorporated by reference to the Proxy Statement sections entitled “Election of Directors” and “Directors and Beneficial Ownership.” The information required by Item 10 regarding our executive officers appears as a Supplementary Item following Item 4 under Part I of this Report.
Code of Ethics
      We have adopted a code of ethics that applies to our executive officers, including our Principal Executive Officer, our Principal Financial Officer and our Principal Accounting Officer. This code of ethics is entitled “Specific Provisions for Executive Officers” within our Code of Business Conduct and Ethics, which can be found on our website at http://www.lear.com. We will post any amendment to or waiver from the provisions of the Code of Business Conduct and Ethics that applies to the executive officers above on the same website.

ITEM 11 —	EXECUTIVE COMPENSATION
      Incorporated by reference to the Proxy Statement sections entitled “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Performance Graph.” Notwithstanding anything indicating the contrary set forth in this Report, the “Compensation Committee Report” and the “Performance Graph” sections of the Proxy Statement shall be deemed to be “furnished” not “filed” for purposes of the Securities Exchange Act of 1934, as amended.

ITEM 12 —	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      Except as set forth herein, the information required by Item 12 is incorporated by reference to the Proxy Statement section entitled “Directors and Beneficial Ownership — Security Ownership of Certain Beneficial Owners and Management.”
Equity Compensation Plan Information

As of December 31, 2004

Number of Securities
Available for Future
	Number of Securities to be		Weighted Average		Issuance Under Equity
	Issued upon Exercise of		Exercise Price of		Compensation Plans
	Outstanding Options,		Outstanding Options,		(Excluding Securities
	Warrants and Rights		Warrants and Rights		Reflected in Column(a))
	(a)		(b)		(c)

Equity compensation plans approved by security holders (1)	5,334,856	(2)	$29.43	(3)	1,896,625
Equity compensation plans not approved by security holders	—		—		—

Total	5,334,856		$29.43		1,896,625

(1)	Includes the 1994 Stock Option Plan, the 1996 Stock Option Plan and the Long-Term Stock Incentive Plan.

(2)	Includes 3,294,680 of outstanding options, 1,831,149 of outstanding restricted stock units and 209,027 of outstanding performance units.

(3)	Reflects outstanding options at a weighted average exercise price of $40.57, outstanding restricted stock units at a weighted average price of $12.75 and outstanding performance shares at a weighted average price of zero.

ITEM 13 —	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      Incorporated by reference to the Proxy Statement section entitled “Certain Transactions.”

ITEM 14 —	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      Incorporated by reference to the Proxy Statement section entitled “Fees of Independent Accountants.”
PART IV

ITEM 15 —	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a) The following documents are filed as part of this Form 10-K.
      1. Consolidated Financial Statements:
         Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements
      2. Financial Statement Schedule:
         Schedule II — Valuation and Qualifying Accounts

All other financial statement schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned financial statements.

3. The exhibits listed on the “Index to Exhibits” on pages 100 through 104 are filed with this Form 10-K or incorporated by reference as set forth below.
(b) The exhibits listed on the “Index to Exhibits” on pages 100 through 104 are filed with this Form 10-K or incorporated by reference as set forth below.
(c) Additional Financial Statement Schedules
     None.

Signatures
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2005.

Lear Corporation

By:	/s/ Robert E. Rossiter

Robert E. Rossiter
Chairman and Chief Executive Officer and
a Director (Principal Executive Officer)
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Lear Corporation and in the capacities indicated on February 28, 2005.
/s/ Robert E. Rossiter

Robert E. Rossiter
Chairman of the Board of Directors and
Chief Executive Officer and a Director
(Principal Executive Officer)
/s/ James H. Vandenberghe

James H. Vandenberghe
Vice Chairman
/s/ David C. Wajsgras

David C. Wajsgras
Senior Vice President and
Chief Financial Officer (Principal Financial Officer)
/s/ William C. Dircks

William C. Dircks
Vice President and Corporate Controller
(Principal Accounting Officer)
/s/ Anne K. Bingaman

Anne K. Bingaman
a Director
/s/ Dr. David E. Fry

Dr. David E. Fry
a Director
/s/ Justice Conrad L. Mallett

Justice Conrad L. Mallett
a Director
/s/ Larry W. McCurdy

Larry W. McCurdy
a Director
/s/ Roy E. Parrott

Roy E. Parrott
a Director
/s/ David P. Spalding

David P. Spalding
a Director
/s/ James A. Stern

James A. Stern
a Director
/s/ Henry D.G. Wallace

Henry D.G. Wallace
a Director
/s/ Richard F. Wallman

Richard F. Wallman
a Director

Index to Exhibits

Exhibit
Number	Exhibit

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1996).

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated August 8, 2002).

3.3	Certificate of Incorporation of Lear Operations Corporation (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-4 filed on June 22, 1999).

3.4	By-laws of Lear Operations Corporation (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-4 filed on June 22, 1999).

3.5	Certificate of Incorporation of Lear Corporation EEDS and Interiors (incorporated by reference to Exhibit 3.7 to the Company’s Registration Statement on Form S-4/ A filed on June 6, 2001).

3.6	By-laws of Lear Corporation EEDS and Interiors (incorporated by reference to Exhibit 3.8 to the Company’s Registration Statement on Form S-4/ A filed on June 6, 2001).

3.7	Certificate of Incorporation of Lear Seating Holdings Corp. #50 (incorporated by reference to Exhibit 3.9 to the Company’s Registration Statement on Form S-4/ A filed on June 6, 2001).

3.8	By-laws of Lear Seating Holdings Corp. #50 (incorporated by reference to Exhibit 3.10 to the Company’s Registration Statement on Form S-4/ A filed on June 6, 2001).

3.9	Certificate of Formation of Lear Technologies, L.L.C. (incorporated by reference to Exhibit 3.11 to the Company’s Registration Statement on Form S-3 filed on March 28, 2002).

3.10	Limited Liability Company Agreement of Lear Technologies, L.L.C. (incorporated by reference to Exhibit 3.12 to the Company’s Registration Statement on Form S-3 filed on March 28, 2002).

3.11	Certificate of Limited Partnership of Lear Midwest Automotive, Limited Partnership (incorporated by reference to Exhibit 3.13 to the Company’s Registration Statement on Form S-3 filed on March 28, 2002).

3.12	Agreement of Limited Partnership of Lear Midwest Automotive, Limited Partnership, including First and Second Amendments thereto (incorporated by reference to Exhibit 3.14 to the Company’s Registration Statement on Form S-3 filed on March 28, 2002).

3.13	Third Amendment to Agreement of Limited Partnership of Lear Midwest Automotive, Limited Partnership (incorporated by reference to Exhibit 3.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

3.14	Deed of Transformation of Lear Automotive (EEDS) Spain S.L. (Unofficial English Translation) (incorporated by reference to Exhibit 3.17 to the Company’s Registration Statement on Form S-3 filed on May 8, 2002).

3.15	By-laws of Lear Automotive (EEDS) Spain S.L. (Unofficial English Translation) (incorporated by reference to Exhibit 3.18 to the Company’s Registration Statement on Form S-3 filed on May 8, 2002).

3.16	Articles of Incorporation of Lear Corporation Mexico, S.A. de C.V. (Unofficial English Translation) (incorporated by reference to Exhibit 3.19 to the Company’s Registration Statement on Form S-3 filed on March 28, 2002).

3.17	By-laws of Lear Corporation Mexico, S.A. de C.V. (Unofficial English Translation) (incorporated by reference to Exhibit 3.20 to the Company’s Registration Statement on Form S-3 filed on March 28, 2002).

4.1	Indenture dated as of May 15, 1999, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and the Bank of New York as Trustee (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1999).

Exhibit
Number	Exhibit

4.2	Supplemental Indenture No. 1 to Indenture dated as of May 15, 1999, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and the Bank of New York as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000).

4.3	Supplemental Indenture No. 2 to Indenture dated as of May 15, 1999, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and the Bank of New York as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.4	Supplemental Indenture No. 3 to Indenture dated as of May 15, 1999, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and the Bank of New York as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.5	Indenture dated as of March 20, 2001, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and the Bank of New York as Trustee, relating to the 8 1/8% Senior Notes due 2008, including the form of exchange note attached thereto (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4 filed on April 23, 2001).

4.6	Supplemental Indenture No. 1 to Indenture dated as of March 20, 2001, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and the Bank of New York as Trustee (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.7	Supplemental Indenture No. 2 to Indenture dated as of March 20, 2001, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and the Bank of New York as Trustee (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.8	Indenture dated as of February 20, 2002, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and the Bank of New York as Trustee (incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.9	Supplemental Indenture No. 1 to Indenture dated as of February 20, 2002, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and the Bank of New York as Trustee (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated August 26, 2004).

4.10	Indenture dated as of August 3, 2004, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and the BNY Midwest Trust Company as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 3, 2004).

10.1	Third Amended and Restated Credit and Guarantee Agreement dated as of March 26, 2001, among Lear Corporation, Lear Canada, the Foreign Subsidiary Borrowers (as defined therein), the Lenders Party thereto, Bank of America, N.A., Citibank, N.A. and Deutsche Banc Alex Brown Inc., as Syndication Agent, The Bank of Nova Scotia, as Documentation Agent and Canadian Administrative Agent, The Other Agents Named in Schedule IX thereto and The Chase Manhattan Bank, as General Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4 filed on April 23, 2001).

10.2	Stock Purchase Agreement dated as of March 16, 1999, by and between Nevada Bond Investment Corp. II and Lear Corporation (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated March 16, 1999).

10.3	Stock Purchase Agreement dated as of May 7, 1999, between Lear Corporation and Johnson Electric Holdings Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 7, 1999).

10.4	Purchase and Transfer Agreement dated as of April 5, 2004, among Lear Corporation Holding GmbH, Lear Corporation GmbH & Co. KG and the Sellers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on From 10-Q for the quarter ended April 3, 2004).

Exhibit
Number		Exhibit

10.5		Purchase Agreement dated as of July 29, 2004, by and among Lear Corporation as Issuer, the Guarantors party thereto and the Purchasers (as defined therein) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004).

10.6		Registration Rights Agreement dated as of August 3, 2004, by and among Lear Corporation as Issuer, the Guarantors party thereto and the Initial Purchasers (as defined therein) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004).

10	.7*	Employment Agreement dated July 5, 2000, between the Company and Robert E. Rossiter (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000).

10	.8*	Employment Agreement dated July 5, 2000, between the Company and James H. Vandenberghe (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000).

10	.9*	Employment Agreement dated July 5, 2000, between the Company and Donald J. Stebbins (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000).

10	.10*	Employment Agreement dated July 5, 2000, between the Company and Douglas G. DelGrosso (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000).

10	.11*	Employment Agreement dated July 5, 2000, between the Company and David C. Wajsgras (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10	.12*	Employment Agreement dated July 28, 2003, between the Company and Daniel A. Ninivaggi (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003).

10	.13*	Performance Share Award Agreement dated June 22, 2004, between the Company and Robert E. Rossiter (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

10	.14*	Performance Share Award Agreement dated June 22, 2004, between the Company and James H. Vandenberghe (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

10	.15*	Performance Share Award Agreement dated June 22, 2004, between the Company and Douglas G. DelGrosso (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

10	.16*	Performance Share Award Agreement dated June 22, 2004, between the Company and Donald J. Stebbins (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

10	.17*	Performance Share Award Agreement dated June 22, 2004, between the Company and David C. Wajsgras (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

10	.18*	Performance Share Award Agreement dated June 22, 2004, between the Company and Roger A. Jackson (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

10	.19*	Performance Share Award Agreement dated June 22, 2004, between the Company and Daniel A. Ninivaggi (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

10	.20*	Lear Corporation 1994 Stock Option Plan (incorporated by reference to Exhibit 10.27 to the Company’s Transition Report on Form 10-K filed on March 31, 1994).

Exhibit
Number		Exhibit

10	.21*	Lear Corporation 1994 Stock Option Plan, Second Amendment effective January 1, 1996 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10	.22*	Lear Corporation 1994 Stock Option Plan, Third Amendment effective March 14, 1997 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10	.23*	Lear Corporation 1996 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 1997).

10	.24*	Form of the Lear Corporation 1996 Stock Option Plan Stock Option Agreement (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10	.25*	Lear Corporation Long-Term Stock Incentive Plan, as amended and restated (incorporated by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A filed March 27, 2003, for the 2003 annual meeting of stockholders).

10	.26*	Form of the Long-Term Stock Incentive Plan 2002 Nontransferable Nonqualified Stock Option Terms and Conditions (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10	.27*	Form of Long-Term Stock Incentive Plan 2003 Director Nonqualified, Nontransferable Stock Option Terms and Conditions (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10	.28*	Form of the Long-Term Stock Incentive Plan 2003 Restricted Stock Unit Terms and Conditions for Management (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10	.29*	Form of the Long-Term Stock Incentive Plan 2003 Deferral and Restricted Stock Unit Agreement — MSPP (U.S.) (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10	.30*	Form of the Long-Term Stock Incentive Plan 2003 Deferral and Restricted Stock Unit Agreement — MSPP (Non-U.S.) (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10	.31*	Form of the Long-Term Stock Incentive Plan 2004 Restricted Stock Unit Terms and Conditions for Management (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 11, 2004).

**10	.32*	2005 Management Stock Purchase Plan (U.S.) Terms and Conditions.

**10	.33*	2005 Management Stock Purchase Plan (Non-U.S.) Terms and Conditions.

10	.34*	Lear Corporation Outside Directors Compensation Plan, effective January 1, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 7, 2004).

**10	.35*	Lear Corporation Estate Preservation Plan.

**10	.36*	Lear Corporation Executive Supplemental Savings Plan.

**10	.37*	Lear Corporation Pension Equalization Program, as amended through August 15, 2003.

10	.38*	Lear Corporation Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 10, 2005).

10	.39*	Form of Performance Share Award Agreement for the three-year period ending December 31, 2007 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated February 10, 2005).

**11	.1	Computation of net income per share.

**12	.1	Computation of ratios of earnings to fixed charges.

**21	.1	List of subsidiaries of the Company.

Exhibit
Number		Exhibit

**23	.1	Consent of Ernst & Young LLP.

**31	.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

**31	.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

**32	.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32	.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory plan or arrangement.

**	Filed herewith.