Form 10-Q
period 2005-04-02
LEAR CORP /DE/
filed 2005-05-03
CIK 842162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

As of April 29, 2005, the number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share, was 67,090,898.

LEAR CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED APRIL 2, 2005

LEAR CORPORATION

PART I –FINANCIAL INFORMATION

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

INTRODUCTION TO THE CONSOLIDATED FINANCIAL STATEMENTS

     We have prepared the condensed consolidated financial statements of Lear Corporation and subsidiaries, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the year ended December 31, 2004.

     The financial information presented reflects all adjustments (consisting of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of operations and cash flows and statements of financial position for the interim periods presented. These results are not necessarily indicative of a full year’s results of operations.

LEAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	April 2,	December 31,
	2005	2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$525.6	$584.9
Accounts receivable	2,527.8	2,584.9
Inventories	620.6	621.2
Recoverable customer engineering and tooling	266.9	205.8
Other	337.8	375.2

Total current assets	4,278.7	4,372.0

LONG-TERM ASSETS:
Property, plant and equipment, net	2,023.9	2,019.8
Goodwill, net	3,022.5	3,039.4
Other	496.3	513.2

Total long-term assets	5,542.7	5,572.4

	$9,821.4	$9,944.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$40.4	$35.4
Accounts payable and drafts	2,773.6	2,777.6
Accrued liabilities	1,158.5	1,202.1
Current portion of long-term debt	628.8	632.8

Total current liabilities	4,601.3	4,647.9

LONG-TERM LIABILITIES:
Long-term debt	1,853.3	1,866.9
Other	714.9	699.5

Total long-term liabilities	2,568.2	2,566.4

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 150,000,000 shares authorized; 73,210,278 shares issued as of April 2, 2005, and 73,147,178 shares issued as of December 31, 2004	0.7	0.7
Additional paid-in capital	1,086.0	1,064.4
Common stock held in treasury, 6,125,817 shares as of April 2, 2005, and 5,730,476 shares as of December 31, 2004, at cost	(226.7)	(204.1)
Retained earnings	1,809.3	1,810.5
Accumulated other comprehensive income (loss)	(17.4)	58.6

Total stockholders’ equity	2,651.9	2,730.1

	$9,821.4	$9,944.4

The accompanying notes are an integral part of these consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in millions, except per share data)

	Three Months Ended
	April 2,	April 3,
	2005	2004
Net sales	$4,286.0	$4,492.1
Cost of sales	4,086.1	4,145.2
Selling, general and administrative expenses	151.1	167.7
Interest expense	44.8	39.1
Other expense, net	6.9	14.1

Income (loss) before income taxes	(2.9)	126.0
Provision (benefit) for income taxes	(18.5)	34.6

Net income	$15.6	$91.4

Basic net income per share	$0.23	$1.34

Diluted net income per share	$0.23	$1.24

The accompanying notes are an integral part of these consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three Months Ended
	April 2,	April 3,
	2005	2004
Cash Flows from Operating Activities:
Net income	$15.6	$91.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95.6	83.1
Net change in recoverable customer engineering and tooling	(62.7)	(3.6)
Net change in working capital items	70.9	(66.0)
Other, net	(0.9)	22.3

Net cash provided by operating activities before net change in sold accounts receivable	118.5	127.2
Net change in sold accounts receivable	—	(70.4)

Net cash provided by operating activities	118.5	56.8

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(129.4)	(77.3)
Other, net	(4.3)	10.3

Net cash used in investing activities	(133.7)	(67.0)

Cash Flows from Financing Activities:
Long-term debt borrowings (repayments), net	5.1	(0.7)
Short-term debt borrowings (repayments), net	3.6	(7.5)
Dividends paid	(16.8)	(27.3)
Proceeds from exercise of stock options	2.2	12.3
Repurchase of common stock	(25.4)	—
Increase in drafts	2.3	11.5
Other, net	0.3	—

Net cash used in financing activities	(28.7)	(11.7)

Effect of foreign currency translation	(15.4)	(0.7)

Net Change in Cash and Cash Equivalents	(59.3)	(22.6)
Cash and Cash Equivalents as of Beginning of Period	584.9	169.3

Cash and Cash Equivalents as of End of Period	$525.6	$146.7

Changes in Working Capital Items:
Accounts receivable	$(1.4)	$(400.1)
Inventories	(7.0)	(3.1)
Accounts payable	53.4	194.9
Accrued liabilities and other	25.9	142.3

Net change in working capital items	$70.9	$(66.0)

Supplementary Disclosure:
Cash paid for interest	$28.9	$15.6

Cash paid for income taxes	$63.5	$53.3

The accompanying notes are an integral part of these consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

     The consolidated financial statements include the accounts of Lear Corporation (“Lear” or the “Parent”), a Delaware corporation and the wholly owned and less than wholly owned subsidiaries controlled by Lear (collectively, the “Company”). In addition, Lear consolidates variable interest entities in which it bears a majority of the risk of the entities’ potential losses or stands to gain from a majority of the entities’ expected returns. Investments in affiliates in which Lear does not have control, but does have the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method.

     The Company and its affiliates design and manufacture interior systems and components for automobiles and light trucks. The Company’s main customers are automotive original equipment manufacturers. The Company operates facilities worldwide.

     Certain amounts in the prior period’s financial statements have been reclassified to conform to the presentation used in the quarter ended April 2, 2005.

(2) Stock-Based Compensation

     On January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” under which compensation cost for grants of stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units (collectively, “Incentive Units”) and stock options is determined on the basis of the fair value of the Incentive Units and stock options as of the grant date. SFAS No. 123 has been applied prospectively to all employee awards granted after January 1, 2003, as permitted under the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” The pro forma effect on net income and net income per share, as if the fair value recognition provisions had been applied to all outstanding and unvested awards granted prior to January 1, 2003, is shown below (in millions, except per share data):

	Three Months Ended
	April 2,	April 3,
	2005	2004
Net income, as reported	$15.6	$91.4
Add: Stock-based employee compensation expense included in reported net income, net of tax	4.1	2.6
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(6.2)	(6.2)

Net income, pro forma	$13.5	$87.8

Net income per share:
Basic – as reported	$0.23	$1.34
Basic – pro forma	$0.20	$1.28
Diluted – as reported	$0.23	$1.24
Diluted – pro forma	$0.20	$1.20

(3) Acquisition

     On July 5, 2004, the Company completed its acquisition of the parent of GHW Grote & Hartmann GmbH (“Grote & Hartmann”) for consideration of $160.2 million, including assumed debt of $86.3 million, subject to adjustment. This amount excludes the cost of integration, as well as other internal costs related to the transaction which were expensed as incurred. Grote & Hartmann is based in Wuppertal, Germany, and manufactures terminals and connectors, as well as junction boxes and machinery to produce wire harnesses, primarily for the automotive industry.

     The purchase price and related allocation are preliminary and may be revised as a result of adjustments made to the purchase price, additional information obtained regarding liabilities assumed, including contingent liabilities, revisions of preliminary estimates of fair values made at the date of purchase and certain tax attributes. At the time of the acquisition, the Company began to formulate plans for the restructuring of certain acquired operations. The Company is continuing to finalize these restructuring plans, which include potential plant closings and the termination or relocation of employees. The Company has made indemnity claims against the sellers for breaches of certain representations and warranties, which are pending as of the date of this Report.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(4) Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. A summary of inventories is shown below (in millions):

	April 2,	December 31,
	2005	2004
Raw materials	$456.6	$487.8
Work-in-process	43.2	43.8
Finished goods	120.8	89.6

Inventories	$620.6	$621.2

(5) Property, Plant and Equipment

     Property, plant and equipment is stated at cost. Depreciable property is depreciated over the estimated useful lives of the assets, principally using the straight-line method. A summary of property, plant and equipment is shown below (in millions):

	April 2,	December 31,
	2005	2004
Land	$146.6	$138.6
Buildings and improvements	751.7	759.2
Machinery and equipment	2,856.5	2,844.7
Construction in progress	42.9	52.8

Total property, plant and equipment	3,797.7	3,795.3
Less – accumulated depreciation	(1,773.8)	(1,775.5)

Net property, plant and equipment	$2,023.9	$2,019.8

     Depreciation expense was $94.5 million and $83.1 million in the three months ended April 2, 2005 and April 3, 2004, respectively.

(6) Goodwill

     A summary of the changes in the carrying amount of goodwill, by reportable operating segment, for the three months ended April 2, 2005, is shown below (in millions):

			Electronic and
	Seating	Interior	Electrical	Total
Balance as of December 31, 2004	$1,075.7	$1,017.8	$945.9	$3,039.4
Foreign currency translation and other	(23.1)	1.8	4.4	(16.9)

Balance as of April 2, 2005	$1,052.6	$1,019.6	$950.3	$3,022.5

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(7) Long-Term Debt

     A summary of long-term debt and the related weighted average interest rates, including the effect of hedging activities described in Note 16, “Financial Instruments,” is shown below (in millions):

	April 2, 2005		December 31, 2004
		Weighted		Weighted
	Long-Term	Average	Long-Term	Average
Debt Instrument	Debt	Interest Rate	Debt	Interest Rate
5.75% Senior Notes, due August 2014	$399.2	5.635%	$399.2	5.635%
Zero-coupon Convertible Senior Notes, due February 2022	289.8	4.75%	286.3	4.75%
8.125% Euro-denominated Senior Notes, due April 2008	323.1	8.125%	338.5	8.125%
8.11% Senior Notes, due May 2009	800.0	7.86%	800.0	7.74%
7.96% Senior Notes, due May 2005	600.0	7.21%	600.0	6.95%
Other	70.0	4.20%	75.7	4.22%

	2,482.1		2,499.7
Current portion	(628.8)		(632.8)

Long-term debt	$1,853.3		$1,866.9

     On March 23, 2005, the Company entered into a $1.7 billion credit and guarantee agreement (the “Primary Credit Facility”), which matures on March 23, 2010. The Primary Credit Facility replaced the Company’s existing $1.7 billion amended and restated credit facility, which was due to mature on March 26, 2006 and which was terminated on March 23, 2005. As of April 2, 2005, the Company had no borrowings outstanding under the Primary Credit Facility.

     The Primary Credit Facility is an unsecured facility, with obligations thereunder guaranteed by certain of the Company’s subsidiaries that also guarantee the obligations under the Company’s outstanding senior notes. The Primary Credit Facility provides for maximum borrowing commitments of $1.7 billion, which may be increased to $2.5 billion by the Company under certain circumstances. The Primary Credit Facility provides for multicurrency borrowings in a maximum aggregate amount of $750 million, Canadian borrowings in a maximum aggregate amount of $200 million and swing-line borrowings in a maximum aggregate amount of $300 million, the commitments for which are part of the aggregate credit facility commitment.

     The Primary Credit Facility contains operating and financial covenants that, among other things, could limit the Company’s ability to obtain additional sources of capital. The principal financial covenants require that the Company maintain a leverage ratio of not more than 3.25 to 1 and an interest coverage ratio of not less than 3.5 to 1 (as such ratios are defined in the Primary Credit Facility). As of April 2, 2005, the Company was in compliance with all covenants and other requirements set forth in the Primary Credit Facility. The Company’s leverage and interest coverage ratios were 1.9 to 1 and 6.4 to 1, respectively. These ratios are calculated on a trailing four quarter basis. As a result, any decline in the Company’s future operating results will negatively impact its coverage ratios.

     On August 3, 2004, the Company issued $400 million aggregate principal amount of unsecured 5.75% senior notes due August 2014. The offering of the notes was not registered under the Securities Act of 1933, as amended (the “Securities Act”). On April 6, 2005, the Company completed an exchange offer of the notes for substantially identical notes registered under the Securities Act.

     All of the Company’s senior notes contain covenants restricting the Company’s ability to incur liens and to enter into sale and leaseback transactions and restricting the Company’s ability to consolidate with, to merge with or into or to sell or otherwise dispose of all or substantially all of its assets to any person. As of April 2, 2005, the Company was in compliance with all covenants and other requirements set forth in its senior notes.

     The Company intends to repay the $600 million senior notes due in May 2005 at maturity with excess cash and borrowings under the Primary Credit Facility.

     The Company’s obligations under the Primary Credit Facility and its senior notes are guaranteed, on a joint and several basis, by certain of its subsidiaries, which are primarily domestic subsidiaries and all of which are directly or indirectly 100% owned by the Company. See Note 18, “Supplemental Guarantor Condensed Consolidating Financial Statements.”

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(8) Pension and Other Postretirement Benefit Plans

Net Periodic Benefit Cost

     The components of the Company’s net periodic benefit cost are shown below (in millions):

	Pension		Other Postretirement
	Three Months Ended		Three Months Ended
	April 2,	April 3,	April 2,	April 3,
	2005	2004	2005	2004
Service cost	$10.0	$10.8	$3.0	$3.6
Interest cost	8.9	9.6	3.3	3.1
Expected return on plan assets	(7.1)	(7.2)	—	—
Amortization of actuarial loss	0.7	0.8	0.9	1.0
Amortization of transition (asset) obligation	—	(0.1)	0.6	0.3
Amortization of prior service cost	1.2	1.3	(1.1)	(0.7)
Special termination benefits	—	0.1	0.1	0.1

Net periodic benefit cost	$13.7	$15.3	$6.8	$7.4

Contributions

     Employer contributions to the Company’s domestic and foreign pension plans for the three months ended April 2, 2005, were approximately $8.5 million, in aggregate. The Company expects to contribute an additional $42 million to $46 million, in aggregate, to its domestic and foreign pension portfolios in 2005.

(9) Other Expense, Net

     Other expense includes state and local non-income taxes, foreign exchange gains and losses, minority interests in consolidated subsidiaries, equity in net income of affiliates, gains and losses on the sales of fixed assets and other miscellaneous income and expense. A summary of other expense, net is shown below (in millions):

	April 2,	April 3,
	2005	2004
Other expense	$9.5	$17.7
Other income	(2.6)	(3.6)

Other expense, net	$6.9	$14.1

(10) Provision (Benefit) for Income Taxes

     The benefit for income taxes was $18.5 million in the three months ended April 2, 2005, which includes a one-time benefit of $17.8 million resulting from a tax law change in Poland. The tax law change in Poland, effective on March 9, 2005, related to investment tax credits for companies operating in certain special economic zones within the country. The investment tax credits replace the tax holiday that was previously in effect for the Company. Excluding this one-time item, the benefit for income taxes was $0.7 million, representing an effective tax rate of 24.5%, in the first quarter of 2005 as compared to a provision for income taxes of $34.6 million, representing an effective tax rate of 27.5%, in the first quarter of 2004. Excluding this one-time item, the effective tax rates for the first quarters of 2005 and 2004 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, valuation adjustments, research and development credits and other items.

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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

numerous tax, legal, treasury and business considerations. The Company expects to complete its evaluation of the potential dividends it may pursue, if any, and the related tax ramifications after additional guidance is issued.

(11) Net Income Per Share

     Basic net income per share is computed using the weighted average common shares outstanding during the period. Diluted net income per share is computed using the average share price during the period when calculating the dilutive effect of common stock equivalents. On December 15, 2004, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which states that the impact of contingently convertible instruments that are convertible into common stock upon the achievement of a specified market price of the issuer’s shares, such as the Company’s outstanding zero-coupon convertible senior notes, should be included in net income per share computations regardless of whether the market price trigger has been met, if the impact is dilutive. The effect of EITF 04-08 on the computation of diluted net income per share is to adjust net income by adding back after-tax interest expense on convertible debt and to increase total shares outstanding by the number of shares that would be issuable upon conversion. There are 4,813,056 shares issuable upon conversion of the Company’s outstanding zero-coupon convertible senior notes. The Company has restated diluted net income per share for 2004 to include the dilutive impact of the outstanding zero-coupon convertible senior notes. Tables summarizing net income, for diluted net income per share (in millions) and shares outstanding are shown below:

	Three Months Ended
	April 2, 2005	April 3, 2004
Net income, as reported	$15.6	$91.4
Add: After-tax interest expense on convertible debt	—	2.4

Net income, for diluted net income per share	$15.6	$93.8

Weighted average common shares outstanding	67,247,498	68,445,037
Dilutive effect of common stock equivalents	1,495,835	2,124,517
Shares issuable upon conversion of convertible debt	—	4,813,056

Diluted shares outstanding	68,743,333	75,382,610

Diluted net income per share	$0.23	$1.24

     The shares issuable upon conversion of the Company’s outstanding zero-coupon convertible debt were not included in the computation of diluted net income per share for the three months ended April 2, 2005, as inclusion would have resulted in antidilution.

     For further information related to the zero-coupon convertible senior notes, see Note 7, “Long-Term Debt,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

     Certain options and restricted stock units were not included in the computation of diluted shares outstanding, as inclusion would have resulted in antidilution. A summary of these options, their exercise prices and these restricted stock units is shown below:

	Three Months Ended
	April 2, 2005	April 3, 2004
Options
Antidilutive options	437,200	—
Exercise price	$54.22 - $55.33	—
Restricted stock units	607,280	—

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(12) Comprehensive Income (Loss)

     Comprehensive income (loss) is defined as all changes in a Company’s net assets except changes resulting from transactions with stockholders. It differs from net income in that certain items currently recorded in equity are included in comprehensive income (loss). A summary of comprehensive income (loss) is shown below (in millions):

	Three Months Ended
	April 2, 2005	April 3, 2004
Net income	$15.6	$91.4
Other comprehensive income (loss):
Derivative instruments and hedging activities	(12.0)	0.6
Foreign currency translation adjustment	(64.0)	(18.4)

Other comprehensive loss	(76.0)	(17.8)

Comprehensive income (loss)	$(60.4)	$73.6

(13) Pre-Production Costs Related to Long-Term Supply Agreements

     The Company incurs pre-production engineering, research and development (“ER&D”) and tooling costs related to the products produced for its customers under long-term supply agreements. The Company expenses all pre-production ER&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, the Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which the customer has not provided a non-cancelable right to use the tooling. During the first quarters of 2005 and 2004, the Company capitalized $75.4 million and $56.6 million, respectively, of pre-production ER&D costs for which reimbursement is contractually guaranteed by the customer. In addition, during the first quarters of 2005 and 2004, the Company capitalized $134.3 million and $105.5 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling. These amounts are included in recoverable customer engineering and tooling and other long-term assets in the consolidated balance sheets. During the first quarters of 2005 and 2004, the Company collected $151.0 million and $148.5 million, respectively, of cash related to ER&D and tooling costs.

     During the first quarters of 2005 and 2004, the Company capitalized $11.1 million and $0.9 million, respectively, of Company-owned tooling. These amounts are included in property, plant and equipment, net in the consolidated balance sheets.

     The classification of recoverable customer engineering and tooling is shown below (in millions):

	April 2,	December 31,
	2005	2004
Current	$266.9	$205.8
Long-term	237.2	245.1

Recoverable customer engineering and tooling	$504.1	$450.9

     Gains and losses related to ER&D and tooling projects are reviewed on an aggregated program basis. Net gains on projects are deferred and recognized over the life of the long-term supply agreement. Net losses on projects are recognized as costs are incurred.

(14) Legal and Other Contingencies

     As of April 2, 2005 and December 31, 2004, the Company had recorded reserves for pending legal disputes, including commercial litigation and other matters, of $24.0 million and $25.2 million, respectively. Such reserves reflect amounts recognized in accordance with accounting principles generally accepted in the United States and exclude the cost of legal representation. Product warranty liabilities are recorded separately from legal liabilities, as described below.

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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     On January 29, 2002, Seton Company, one of the Company’s leather suppliers, filed a suit alleging that the Company had breached a purported agreement to purchase leather from Seton for seats for the life of the General Motors GMT 800 program. This suit presently is pending in the U.S. District Court for the Eastern District of Michigan. Seton seeks compensatory and exemplary damages on breach of contract and promissory estoppel claims and has submitted a revised report now alleging up to $96.5 million in damages plus interest. The Company will challenge several of the assumptions and bases for this revised report. The Company continues to believe that it has meritorious defenses to Seton’s liability and damages claims and intends to vigorously defend this lawsuit. The trial is expected to begin in May 2005.

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

     A summary of the changes in product warranty liabilities for the three months ended April 2, 2005, is shown below (in millions):

Balance as of December 31, 2004	$43.4
Expense, net	13.8
Settlements	(5.6)
Foreign exchange and other	(1.6)

Balance as of April 2, 2005	$50.0

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

     As of April 2, 2005 and December 31, 2004, the Company had recorded reserves for environmental matters of $6.0 million and $5.9 million, respectively. While the Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse effect on its business, consolidated financial position or results of operations, no assurances can be given in this regard.

     One of the Company’s subsidiaries and certain predecessor companies were named as defendants in an action filed by three plaintiffs in August 2001 in the Circuit Court of Lowndes County, Mississippi, asserting claims stemming from alleged environmental

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

     Most of the original plaintiffs have filed motions to dismiss their claims for health effects and personal injury damages; therefore, approximately three-fourths of the plaintiffs should be voluntarily dismissed from these lawsuits. Upon the completion of these dismissals, the Company anticipates that there will be approximately 300 plaintiffs remaining in the lawsuits to proceed with property damage claims only. There is the potential that the dismissed plaintiffs could seek separate counsel to re-file their personal injury claims. In March 2005, the venue for these lawsuits was transferred from Lowndes County, Mississippi, to Lafayette County, Mississippi. In April 2005, certain plaintiffs filed an amended complaint alleging negligence, nuisance, intentional tort and conspiracy claims and seeking compensatory and punitive damages. In late April 2005, the court scheduled the first trial date for the initial plaintiffs to commence in March 2006.

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

Other Matters

     In January 2004, the Securities and Exchange Commission (“SEC”) commenced an informal inquiry into the Company’s September 2002 amendment of its 2001 Form 10-K. The amendment was filed to report the Company’s employment of relatives of certain of its directors and officers and certain related party transactions. The SEC’s inquiry does not relate to the Company’s financial statements. In February 2005, the staff of the SEC informed the Company that it proposed to recommend to the SEC that it issue an administrative “cease and desist” order as a result of the Company’s failure to disclose the related party transactions in question prior to the amendment of its 2001 Form 10-K. The Company expects to consent to the entry of the order as part of a settlement of this matter.

     Prior to the Company’s acquisition of UT Automotive from UTC in May 1999, a subsidiary of Lear purchased the stock of a UT Automotive subsidiary. In connection with the acquisition, the Company agreed to indemnify UTC for certain tax consequences if the Internal Revenue Service (the “IRS”) overturned UTC’s tax treatment of the transaction. The IRS has proposed an adjustment to UTC’s tax treatment of the transaction seeking an increase in tax of approximately $87.5 million, excluding interest. A protest objecting to the proposed adjustment has been filed with the IRS. An indemnity payment by the Company to UTC for the ultimate amount due to the IRS would constitute an adjustment to the purchase price and resulting goodwill of the UT Automotive acquisition, if and when made, and would not be expected to have a material effect on the Company’s reported earnings. The Company believes that valid support exists for UTC’s tax positions and intends to vigorously contest the IRS’s proposed adjustment. However, the ultimate outcome of this matter is not certain.

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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

     The Company evaluates the performance of its operating segments based primarily on revenues from external customers, income before interest, other expense and income taxes and cash flows, being defined as income before interest, other expense and income taxes less capital expenditures plus depreciation and amortization. A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	Three Months Ended April 2, 2005
			Electronic and
	Seating	Interior	Electrical	Other	Consolidated
Revenues from external customers	$2,748.7	$762.8	$774.5	$—	$4,286.0
Income before interest, other expense and income taxes	50.1	(8.4)	58.3	(51.2)	48.8
Depreciation and amortization	35.1	30.0	25.3	5.2	95.6
Capital expenditures	59.1	37.5	20.4	12.4	129.4
Total assets	4,544.0	2,558.0	2,538.6	180.8	9,821.4

	Three Months Ended April 3, 2004
			Electronic and
	Seating	Interior	Electrical	Other	Consolidated
Revenues from external customers	$3,007.8	$817.3	$667.0	$—	$4,492.1
Income before interest, other expense and income taxes	147.6	28.7	59.3	(56.4)	179.2
Depreciation and amortization	32.3	27.1	17.9	5.8	83.1
Capital expenditures	34.1	21.3	21.9	—	77.3
Total assets	4,192.9	2,476.6	2,246.4	12.0	8,927.9

     A reconciliation of consolidated income before interest, other expense and income taxes to consolidated income (loss) before income taxes is shown below (in millions):

	Three Months Ended
	April 2,	April 3,
	2005	2004
Income before interest, other expense and income taxes	$48.8	$179.2
Interest expense	44.8	39.1
Other expense, net	6.9	14.1

Income (loss) before income taxes	$(2.9)	$126.0

(16) Financial Instruments

     Certain of the Company’s European and Asian subsidiaries periodically factor their accounts receivable with financial institutions. Such receivables are factored without recourse to the Company and are excluded from accounts receivable in the consolidated balance sheets. As of April 2, 2005 and December 31, 2004, there were no factored accounts receivable.

Asset-Backed Securitization Facility

     The Company and several of its U.S. subsidiaries sell certain accounts receivable to a wholly-owned, consolidated, bankruptcy-remote special purpose corporation (Lear ASC Corporation) under an asset-backed securitization facility (the “ABS facility”). In turn, Lear ASC Corporation transfers undivided interests in up to $150 million of the receivables to bank-sponsored commercial-paper conduits. As of April 2, 2005 and December 31, 2004, accounts receivable totaling $614.6 million and $654.4 million, respectively, had been transferred to Lear ASC Corporation, but no undivided interests in the receivables were transferred to the conduits. As such, this retained interest is included in accounts receivable in the consolidated balance sheets. A discount on the sale of receivables of

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

$0.8 million and $0.4 million was recognized in the three months ended April 2, 2005 and April 3, 2004, respectively, and is reflected in other expense, net in the consolidated statements of income.

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

     The following table summarizes certain cash flows received from and paid to Lear ASC Corporation (in millions):

	Three Months Ended
	April 2, 2005	April 3, 2004
Proceeds from collections reinvested in securitizations	$1,093.3	$1,179.6
Servicing fees received	1.3	1.4

Derivative Instruments and Hedging Activities

     Forward foreign exchange, futures and option contracts – The Company uses forward foreign exchange, futures and option contracts to reduce the effect of fluctuations in foreign exchange rates on short-term, foreign currency denominated intercompany transactions and other known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Mexican peso, Canadian dollar and the Euro. Forward foreign exchange and futures contracts are accounted for as fair value hedges when the hedged item is a recognized asset or liability or an unrecognized firm commitment. As of April 2, 2005, contracts designated as fair value hedges with $861.4 million of notional amount were outstanding with maturities of less than six months. As of April 2, 2005, the fair market value of these contracts was approximately negative $8.5 million. Forward foreign exchange, futures and option contracts are accounted for as cash flow hedges when the hedged item is a forecasted transaction or the variability of cash flows to be paid or received relates to a recognized asset or liability. As of April 2, 2005, contracts designated as cash flow hedges with $740.5 million of notional amount were outstanding with maturities of less than nine months. As of April 2, 2005, the fair market value of these foreign exchange contracts was approximately $10.0 million.

     Interest rate swap contracts – The Company uses interest rate swap contracts to manage its exposure to fluctuations in interest rates. Interest rate swap contracts which fix the interest payments of certain variable rate debt instruments or fix the market rate component of anticipated fixed rate debt instruments are accounted for as cash flow hedges. Interest rate swap contracts which hedge the change in fair market value of certain fixed rate debt instruments are accounted for as fair value hedges. As of April 2, 2005, contracts representing $600.0 million of notional amount were outstanding with maturity dates of May 2005 through May 2009. All of these contracts are designated as fair value hedges and modify the fixed rate characteristics of the Company’s outstanding long-term debt instruments with fixed coupons and maturities of 7.96% in May 2005 and 8.11% in May 2009. These contracts convert these fixed coupon liabilities into variable rate obligations with coupons which reset semi-annually based on LIBOR plus spreads of 6.08% and 4.58%, respectively. However, the effective cost of these contracts, including the impact of swap contract restructuring, is LIBOR plus 2.76% and 3.27%, respectively. The fair market value of these interest rate swap contracts is subject to changes in value due to changes in interest rates. As of April 2, 2005, the fair market value of these interest rate swap contracts was approximately negative $16.5 million.

     As of April 2, 2005 and December 31, 2004, net gains of approximately $14.2 million and $17.4 million, respectively, related to derivative instruments and hedging activities were recorded in accumulated other comprehensive income (loss). Net gains of $5.5 million and $1.4 million related to the Company’s hedging activities were reclassified from accumulated other comprehensive income (loss) into earnings in the three months ended April 2, 2005 and April 3, 2004, respectively. As of April 2, 2005, all cash flow hedges were scheduled to mature within nine months, all fair value hedges of the Company’s fixed rate debt instruments were scheduled to mature within five years, and all fair value hedges of the Company’s foreign exchange exposure were scheduled to mature within six months. During the twelve month period ended April 1, 2006, the Company expects to reclassify into earnings net gains of approximately $10.0 million recorded in accumulated other comprehensive income (loss). Such gains will be reclassified at the time the underlying hedged transactions are realized. During the three months ended April 2, 2005 and April 3, 2004, amounts recognized in the consolidated statements of income related to changes in the fair value of cash flow and fair value hedges excluded from the effectiveness assessments and the ineffective portion of changes in the fair value of cash flow and fair value hedges were not material.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     Non-U.S. dollar financing transactions – The Company has designated its 8.125% Euro-denominated senior notes (Note 7) as a net investment hedge of long-term investments in its Euro-functional subsidiaries. As of April 2, 2005, the amount recorded in cumulative translation adjustment related to the effective portion of the net investment hedge of foreign operations was approximately negative $99.2 million.

(17) Accounting Pronouncements

Inventory Costs

     The Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” This statement clarifies the requirement that abnormal inventory-related costs be recognized as current-period charges and requires that the allocation of fixed production overheads to inventory conversion costs be based on the normal capacity of the production facilities. The provisions of this statement are to be applied prospectively to inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the effects of adoption to be significant.

Nonmonetary Assets

     The FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.” APB Opinion No. 29, in general, requires the use of fair value as the measurement basis for exchanges of nonmonetary assets. This statement eliminates the exception to the fair value measurement principle for nonmonetary exchanges of similar productive assets and replaces it with a general exception for nonmonetary asset exchanges that lack commercial substance. The provisions of this statement are to be applied prospectively to nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the effects of adoption to be significant.

Stock-Based Compensation

     The FASB issued a revised SFAS No. 123, “Share-Based Payment.” This statement requires that all share-based payments to employees be recognized in the financial statements based on their grant-date fair value. Under previous guidance, companies had the option of recognizing the fair value of stock-based compensation in the consolidated financial statements or disclosing the proforma impact of stock-based compensation on the consolidated statement of income in the notes to the consolidated financial statements. As described in Note 2, “Summary of Significant Accounting Policies,” the Company adopted the fair value recognition provisions of SFAS No. 123 for all employee awards issued after January 1, 2003. The revised statement is effective at the beginning of the first annual period beginning after December 15, 2005, and provides two methods of adoption, the modified-prospective method and the modified-retrospective method. The Company anticipates adopting the revised statement using the modified-prospective method. The Company is currently evaluating the provisions of the revised statement but does not expect the impact of adoption to be significant.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(18) Supplemental Guarantor Condensed Consolidating Financial Statements

	April 2, 2005
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$76.4	$1.8	$447.4	$—	$525.6
Accounts receivable	79.4	350.3	2,098.1	—	2,527.8
Inventories	19.8	197.2	403.6	—	620.6
Recoverable customer engineering and tooling	32.8	143.3	90.8	—	266.9
Other	113.2	35.8	188.8	—	337.8

Total current assets	321.6	728.4	3,228.7	—	4,278.7

LONG-TERM ASSETS:
Property, plant and equipment, net	169.9	779.1	1,074.9	—	2,023.9
Goodwill, net	105.0	1,922.2	995.3	—	3,022.5
Investments in subsidiaries	4,420.7	2,594.7	—	(7,015.4)	—
Other	116.0	97.2	283.1	—	496.3

Total long-term assets	4,811.6	5,393.2	2,353.3	(7,015.4)	5,542.7

	$5,133.2	$6,121.6	$5,582.0	$(7,015.4)	$9,821.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$—	$—	$40.4	$—	$40.4
Accounts payable and drafts	250.6	831.2	1,691.8	—	2,773.6
Accrued liabilities	172.0	286.8	699.7	—	1,158.5
Current portion of long-term debt	623.5	2.0	3.3	—	628.8

Total current liabilities	1,046.1	1,120.0	2,435.2	—	4,601.3

LONG-TERM LIABILITIES:
Long-term debt	1,813.1	11.5	28.7	—	1,853.3
Intercompany accounts, net	(599.4)	1,288.9	(689.5)	—	—
Other	221.5	198.5	294.9	—	714.9

Total long-term liabilities	1,435.2	1,498.9	(365.9)	—	2,568.2

STOCKHOLDERS’ EQUITY	2,651.9	3,502.7	3,512.7	(7,015.4)	2,651.9

	$5,133.2	$6,121.6	$5,582.0	$(7,015.4)	$9,821.4

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(18) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	December 31, 2004
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$123.5	$3.8	$457.6	$—	$584.9
Accounts receivable	54.6	443.2	2,087.1	—	2,584.9
Inventories	17.5	193.2	410.5	—	621.2
Recoverable customer engineering and tooling	9.8	110.5	85.5	—	205.8
Other	116.7	64.8	193.7	—	375.2

Total current assets	322.1	815.5	3,234.4	—	4,372.0

LONG-TERM ASSETS:
Property, plant and equipment, net	156.3	759.2	1,104.3	—	2,019.8
Goodwill, net	105.0	1,920.5	1,013.9	—	3,039.4
Investments in subsidiaries	4,556.1	2,543.8	—	(7,099.9)	—
Other	119.3	90.8	303.1	—	513.2

Total long-term assets	4,936.7	5,314.3	2,421.3	(7,099.9)	5,572.4

	$5,258.8	$6,129.8	$5,655.7	$(7,099.9)	$9,944.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$—	$—	$35.4	$—	$35.4
Accounts payable and drafts	229.5	810.8	1,737.3	—	2,777.6
Accrued liabilities	190.6	295.7	715.8	—	1,202.1
Current portion of long-term debt	626.5	2.4	3.9	—	632.8

Total current liabilities	1,046.6	1,108.9	2,492.4	—	4,647.9

LONG-TERM LIABILITIES:
Long-term debt	1,826.1	12.0	28.8	—	1,866.9
Intercompany accounts, net	(549.6)	1,222.7	(673.1)	—	—
Other	205.6	190.0	303.9	—	699.5

Total long-term liabilities	1,482.1	1,424.7	(340.4)	—	2,566.4

STOCKHOLDERS’ EQUITY	2,730.1	3,596.2	3,503.7	(7,099.9)	2,730.1

	$5,258.8	$6,129.8	$5,655.7	$(7,099.9)	$9,944.4

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(18) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	For the Three Months Ended April 2, 2005
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$310.0	$1,741.4	$2,842.1	$(607.5)	$4,286.0

Cost of sales	355.3	1,661.3	2,677.0	(607.5)	4,086.1
Selling, general and administrative expenses	39.1	30.0	82.0	—	151.1
Interest expense	17.5	20.8	6.5	—	44.8
Intercompany (income) expense, net	(120.9)	82.6	38.3	—	—
Other expense, net	0.5	6.1	0.3	—	6.9

Income (loss) before income taxes and equity in net income of subsidiaries	18.5	(59.4)	38.0	—	(2.9)
Provision (benefit) for income taxes	5.2	(19.4)	(4.3)	—	(18.5)
Equity in net income of subsidiaries	(2.3)	(54.1)	—	56.4	—

Net income	$15.6	$14.1	$42.3	$(56.4)	$15.6

	For the Three Months Ended April 3, 2004
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$237.7	$2,100.4	$2,852.0	$(698.0)	$4,492.1

Cost of sales	270.4	1,916.0	2,656.8	(698.0)	4,145.2
Selling, general and administrative expenses	35.4	58.9	73.4	—	167.7
Interest expense	12.0	18.3	8.8	—	39.1
Intercompany (income) expense, net	(98.5)	104.0	(5.5)	—	—
Other (income) expense, net	(1.8)	7.0	8.9	—	14.1

Income (loss) before income taxes and equity in net income of subsidiaries	20.2	(3.8)	109.6	—	126.0
Provision (benefit) for income taxes	(0.9)	10.6	24.9	—	34.6
Equity in net income of subsidiaries	(70.3)	(56.5)	—	126.8	—

Net income	$91.4	$42.1	$84.7	$(126.8)	$91.4

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(18) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	For the Three Months Ended April 2, 2005
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net cash provided by operating activities	$(3.6)	$94.5	$27.6	$—	$118.5
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(30.7)	(57.0)	(41.7)		(129.4)
Other, net	0.1	1.1	(5.5)	—	(4.3)

Net cash used in investing activities	(30.6)	(55.9)	(47.2)	—	(133.7)

Cash Flows from Financing Activities:
Long-term debt borrowings, net	5.3	(0.2)	—	—	5.1
Short-term debt borrowings, net	—	—	3.6	—	3.6
Dividends paid	(16.8)	—	—	—	(16.8)
Proceeds from exercise of stock options	2.2	—	—	—	2.2
Repurchase of common stock	(25.4)	—	—	—	(25.4)
Increase in drafts	0.3	0.5	1.5	—	2.3
Other	0.3	—	—	—	0.3
Change in intercompany accounts	21.2	(43.4)	22.2	—	—

Net cash used in financing activities	(12.9)	(43.1)	27.3	—	(28.7)

Effect of foreign currency translation	—	2.5	(17.9)	—	(15.4)

Net Change in Cash and Cash Equivalents	(47.1)	(2.0)	(10.2)		(59.3)
Cash and Cash Equivalents as of Beginning of Period	123.5	3.8	457.6	—	584.9

Cash and Cash Equivalents as of End of Period	$76.4	$1.8	$447.4	$—	$525.6

	For the Three Months Ended April 3, 2004
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net cash provided by operating activities	$70.7	$84.7	$(98.6)	$—	$56.8
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(11.7)	(23.5)	(42.1)		(77.3)
Other, net	8.0	0.9	1.4	—	10.3

Net cash used in investing activities	(3.7)	(22.6)	(40.7)	—	(67.0)

Cash Flows from Financing Activities:
Long-term debt repayments, net	(0.2)	(0.8)	0.3	—	(0.7)
Short-term debt repayments, net	(0.3)	—	(7.2)	—	(7.5)
Dividends paid	(27.3)	—	—	—	(27.3)
Proceeds from exercise of stock options	12.3	—	—	—	12.3
Increase in drafts	7.0	2.5	2.0	—	11.5
Change in intercompany accounts	(44.4)	(82.2)	126.6	—	—

Net cash used in financing activities	(52.9)	(80.5)	121.7	—	(11.7)

Effect of foreign currency translation	—	11.9	(12.6)	—	(0.7)

Net Change in Cash and Cash Equivalents	14.1	(6.5)	(30.2)		(22.6)
Cash and Cash Equivalents as of Beginning of Period	40.9	9.7	118.7	—	169.3

Cash and Cash Equivalents as of End of Period	$55.0	$3.2	$88.5	$—	$146.7

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(18) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

     Basis of Presentation – Certain of the Company’s wholly-owned subsidiaries (the “Guarantors”) have unconditionally fully guaranteed, on a joint and several basis, the punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all of the Company’s obligations under the Primary Credit Facility and the indentures governing the Company’s senior notes, including the Company’s obligations to pay principal, premium, if any, and interest with respect to the senior notes. The senior notes consist of $600 million aggregate principal amount of 7.96% senior notes due May 2005, $800 million aggregate principal amount of 8.11% senior notes due May 2009, Euro 250 million aggregate principal amount of 8.125% senior notes due April 2008, $640 million aggregate principal amount at maturity of zero-coupon convertible senior notes due February 2022 and $400 million aggregate principal amount of 5.75% senior notes due August 2014. The Guarantors under the indentures are currently Lear Operations Corporation, Lear Seating Holdings Corp. #50, Lear Corporation EEDS and Interiors, Lear Technologies, L.L.C., Lear Midwest Automotive, Limited Partnership, Lear Automotive (EEDS) Spain S.L. and Lear Corporation Mexico, S.A. de C.V. In lieu of providing separate unaudited financial statements for the Guarantors, the Company has included the unaudited supplemental guarantor condensed consolidating financial statements above. Management does not believe that separate financial statements of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented.

     Distributions – There are no significant restrictions on the ability of the Guarantors to make distributions to the Company.

     Selling, General and Administrative Expenses – During the three months ended April 2, 2005 and April 3, 2004, the Parent allocated $8.5 million and $21.7 million, respectively, of corporate selling, general and administrative expenses to its operating subsidiaries. The allocations were based on various factors, which estimate usage of particular corporate functions, and in certain instances, other relevant factors, such as the revenues or the number of employees of the Company’s subsidiaries.

     Long-term debt of the Parent and the Guarantors – A summary of long-term debt of the Parent and the Guarantors on a combined basis is shown below (in millions):

	April 2,	December 31,
	2005	2004
Senior notes	$2,412.1	$2,424.0
Other long-term debt	38.0	43.0

	2,450.1	2,467.0
Less – current portion	(625.5)	(628.9)

	$1,824.6	$1,838.1

     The obligations of foreign subsidiary borrowers under the Primary Credit Facility are guaranteed by the Parent.

     For more information on the above indebtedness, see Note 7, “Long-Term Debt.”

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

     Automotive industry conditions in North America and Europe continue to be challenging. In North America, the industry is characterized by significant overcapacity, fierce competition and significant pension and healthcare liabilities for the domestic automakers. In addition, the domestic automakers have recently announced production cuts which significantly impact several of our key platforms, particularly within the sport utility vehicle and light truck market segments. Our vehicle platform mix had a material adverse impact on our operating results in the first quarter of 2005. Our top fifteen platforms in North America, which have a higher than average content per vehicle, experienced an 11% decline in production volumes as compared to the first quarter of 2004. While our vehicle platform mix is expected to improve somewhat during the course of 2005, there remains considerable uncertainty regarding our customers’ production schedules. In Europe, the market structure is relatively fragmented with significant overcapacity. In addition, certain of our key platforms in North America and Europe are undergoing model changeovers or refreshenings that will have a larger than normal adverse impact on our vehicle platform mix in 2005. In North America, more than half of our major platforms, representing more than 40% of our net sales in the region, are undergoing model changeovers or refreshenings in 2005. Historically, the majority of our sales have been derived from the U.S.-based automotive manufacturers in North America, as well as automotive manufacturers in Western Europe. As discussed below, our ability to increase sales in the future will depend, in part, on our ability to increase our penetration of Asian automotive manufacturers worldwide and leverage our existing North American and European customer base across all product lines.

     Our customers require us to reduce costs and, at the same time, assume greater responsibility for the design, development, engineering and integration of interior products. We seek to enhance our profitability by investing in technology, design capabilities and new product initiatives that respond to the needs of our customers and consumers. Our profitability is also dependent on our ability to achieve product cost reductions, including cost reductions from our suppliers. Finally, we continually evaluate alternatives to align our business with the changing needs of our customers and to lower the operating costs of our company. This includes the realignment of our existing manufacturing capacity, facility closures, the repositioning of our product focus and similar actions.

     Increases in certain raw material, energy and commodity costs (principally steel, resins and other oil-based commodities) had a material adverse impact on our operating results in 2004 and will continue to have a material adverse affect on our profitability in 2005. We have developed strategies to mitigate or partially offset the impact, which include aggressive cost reduction actions, the utilization of our cost technology optimization process, the selective in-sourcing of components where we have available capacity, the continued consolidation of our supply base and the acceleration of low-cost country sourcing and engineering. In addition, the sharing of increased raw material costs has been, and will continue to be, the subject of negotiations with our customers. While we believe

LEAR CORPORATION

that our mitigation strategies would offset a substantial portion of the financial impact of these increased costs, in many cases, the implementation of these strategies requires the approval and the cooperation of our customers. No assurances can be given that the magnitude and duration of these increased costs will not have a continued material adverse impact on our operating results. See “– Forward-Looking Statements.”

     In evaluating our financial condition and operating performance, we focus primarily on profitable sales growth and cash flows, as well as return on invested capital on a consolidated basis. In addition to maintaining and expanding our business with our existing customers in our more established markets, we have increased our emphasis on expanding our business in the Asian market and with Asian automotive manufacturers worldwide. The Asian market presents growth opportunities, as automotive manufacturers expand production in this market to meet increasing demand. In addition, we have increased our manufacturing capabilities in Eastern Europe. We have opened new facilities to support growth in the Czech Republic and Slovakia, and we are expanding our low-cost operations in Poland and Romania. We currently have twelve joint ventures in China and several other joint ventures dedicated to serving Asian automotive manufacturers. We will continue to seek ways to expand our business in the Asian market and with Asian automotive manufacturers worldwide.

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

     For further information related to other factors that have had, or may in the future have, a significant impact on our business, financial condition or results of operations, see “– Forward-Looking Statements” and Item 7, “– Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004.

RESULTS OF OPERATIONS

     A summary of our operating results as a percentage of net sales is shown below (dollar amounts in millions):

	Three months ended
	April 2, 2005		April 3, 2004
Net sales
Seating	$2,748.7	64.1%	$3,007.8	67.0%
Interior	762.8	17.8	817.3	18.2
Electronic and electrical	774.5	18.1	667.0	14.8

Net sales	4,286.0	100.0	4,492.1	100.0

Gross profit	199.9	4.7	346.9	7.7
Selling, general and administrative expenses	151.1	3.5	167.7	3.7
Interest expense	44.8	1.0	39.1	0.9
Other expense, net	6.9	0.2	14.1	0.3
Provision (benefit) for income taxes	(18.5)	(0.4)	34.6	0.8

Net income	$15.6	0.4%	$91.4	2.0%

Three Months Ended April 2, 2005 vs. Three Months Ended April 3, 2004

     Net sales in the first quarter of 2005 were $4.3 billion as compared to $4.5 billion in the first quarter of 2004, a decrease of $206 million or 4.6%. Less favorable vehicle platform mix and lower production volumes, particularly in North America, negatively impacted net sales by $490 million and $219 million, respectively. This decrease was partially offset by new business, net of selling price reductions, the impact of net foreign exchange rate fluctuations and the acquisition of Grote & Hartmann, which increased net sales by $297 million, $115 million and $62 million, respectively.

     Gross profit and gross margin were $200 million and 4.7% in the quarter ended April 2, 2005, as compared to $347 million and 7.7% in the quarter ended April 3, 2004. The declines in gross profit and gross margin were largely due to less favorable vehicle platform mix and lower production volumes, which negatively impacted gross profit by $184 million. Gross profit was also negatively affected by the net impact of higher commodity costs, which reduced gross profit by approximately $33 million, and an

LEAR CORPORATION

increase in warranty-related expenses. These decreases were partially offset by the benefit from our productivity initiatives and other efficiencies, as well as decreases in compensation-related expenses.

     Selling, general and administrative expenses, including research and development, were $151 million in the three months ended April 2, 2005, as compared to $168 million in the three months ended April 3, 2004. As a percentage of net sales, selling, general and administrative expenses were 3.5% and 3.7% in the first quarters of 2005 and 2004, respectively. Research and development costs expensed decreased by $24 million between periods, primarily due to an increase in research and development costs capitalized between periods as discussed below. A decrease in compensation-related expenses also favorably impacted selling, general and administrative expenses. These decreases were partially offset by incremental spending resulting from the acquisition of Grote & Hartmann and the impact of net foreign exchange rate fluctuations.

     Research and development costs incurred in connection with the development of new products and manufacturing methods, to the extent not recoverable from the customer, are charged to selling, general and administrative expenses as incurred. Such costs are capitalized when reimbursement is contractually guaranteed by, and fully recoverable from, our customers. For the three months ended April 2, 2005 and April 3, 2004, we capitalized $75 million and $57 million, respectively, of such costs.

     Interest expense was $45 million in the first quarter of 2005 as compared to $39 million in the first quarter of 2004 primarily due to an increase in short-term interest rates.

     Other expense, which includes state and local non-income taxes, foreign exchange gains and losses, minority interests in consolidated subsidiaries, equity in net income (loss) of affiliates, gains and losses on the sales of fixed assets and other miscellaneous income and expense, was $7 million in the first three months of 2005 as compared to $14 million in the first three months of 2004. This decrease is primarily related to the impact of foreign exchange gains and losses, which favorably impacted other expense by $8 million between quarters due to the impact of various foreign exchange rate fluctuations on certain net asset and liability balances. Decreases in minority interests in consolidated subsidiaries were largely offset by decreases in equity in net income (loss) of affiliates.

     The benefit for income taxes was $19 million in the quarter ended April 2, 2005, which includes a one-time benefit of $18 million resulting from a tax law change in Poland. Excluding this one-time item, the benefit from income taxes was $1 million, representing an effective tax rate of 24.5%, in the first quarter of 2005 as compared to a provision for income taxes of $35 million, representing an effective tax rate of 27.5%, in the quarter ended April 3, 2004. The decrease in the effective rate is the result of the mix of our earnings by country. Excluding this one-time item, the effective tax rates for the first quarters of 2005 and 2004 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, valuation adjustments, research and development credits and other items.

     Net income in the first quarter of 2005 was $16 million, or $0.23 per diluted share, as compared to $91 million, or $1.24 per diluted share, in the first quarter of 2004, for the reasons described above.

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

LEAR CORPORATION

Seating

     A summary of financial measures for our seating segment is shown below (dollar amounts in millions):

	Three months ended
	April 2,	April 3,
	2005	2004
Net sales	$2,748.7	$3,007.8
Income before interest, other expense and income taxes	50.1	147.6
Margin	1.8%	4.9%

     Seating net sales were $2.7 billion in the first quarter of 2005 as compared to $3.0 billion in the first quarter of 2004, a decrease of $259 million or 8.6%. Less favorable vehicle platform mix and lower production volumes, particularly in North America, reduced net sales by $559 million. This decrease was partially offset by the impact of new business, net of selling price reductions, and net foreign exchange rate fluctuations, which improved net sales by $208 million and $82 million, respectively. Income before interest, other expense and income taxes and the related margin on net sales were $50 million and 1.8% in the first three months of 2005 as compared to $148 million and 4.9% in the first three months of 2004. The declines in income before interest, other expense and income taxes and the related margin were largely due to less favorable vehicle platform mix and lower production volumes, which, collectively with the favorable impact of new business, negatively impacted income before interest, other expense and income taxes by $112 million. Income before interest, other expense and income taxes and the related margin were also negatively affected by the net impact of higher commodity costs.

Interior

     A summary of financial measures for our interior segment is shown below (dollar amounts in millions):

	Three months ended
	April 2,	April 3,
	2005	2004
Net sales	$762.8	$817.3
Income (loss) before interest, other expense and income taxes	(8.4)	28.7
Margin	(1.1)%	3.5%

     Interior net sales were $763 million in the first quarter of 2005 as compared to $817 million in the first quarter of 2004, a decrease of $55 million or 6.7%. Less favorable vehicle platform mix and lower production volumes, particularly in North America, reduced net sales by $121 million. This decrease was partially offset by the impact of new business, net of selling price reductions, and net foreign exchange rate fluctuations, which improved net sales by $61 million and $13 million, respectively. Income (loss) before interest, other expense and income taxes and the related margin on net sales were ($8) million and (1.1)% in the first three months of 2005 as compared to $29 million and 3.5% in the first three months of 2004. The declines in income (loss) before interest, other expense and income taxes and the related margin were largely due to less favorable vehicle platform mix and lower production volumes, which, collectively with the favorable impact of new business, negatively impacted income (loss) before interest, other expense and income taxes by $49 million. Income before interest, other expense and income taxes and the related margin were also negatively affected by the net impact of higher commodity costs.

Electronic and Electrical

     A summary of financial measures for our electronic and electrical segment is shown below (dollar amounts in millions):

	Three months ended
	April 2,	April 3,
	2005	2004
Net sales	$774.5	$667.0
Income before interest, other expense and income taxes	58.3	59.3
Margin	7.5%	8.9%

     Electronic and electrical net sales were $775 million in the first quarter of 2005 as compared to $667 million in the first quarter of 2004, an increase of $108 million or 16.1%. The impact of the acquisition of Grote & Hartmann, new business, net of selling price reductions, and net foreign exchange rate fluctuations improved net sales by $62 million, $28 million and $20 million, respectively.

LEAR CORPORATION

These increases were partially offset by the impact of less favorable vehicle platform mix and lower production volumes, which reduced net sales by $30 million. Income before interest, other expense and income taxes and the related margin on net sales were $58 million and 7.5% in the first three months of 2005 as compared to $59 million and 8.9% in the first three months of 2004. Income before interest, other expense and income taxes benefited from the impact of our productivity initiatives and other efficiencies and the acquisition of Grote & Hartmann, which contributed $10 million and $3 million, respectively. These increases were offset by the impact of selling price reductions and less favorable vehicle platform mix and lower production volumes. The decline in the related margin was largely due to the impact of selling price reductions, as well as less favorable platform mix and lower production volumes.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary liquidity needs are to fund capital expenditures, service indebtedness and support working capital requirements. Our principal sources of liquidity are cash flows from operating activities and borrowing availability under our credit facility. A substantial portion of our operating income is generated by our subsidiaries. As a result, we are dependent on the earnings and cash flows of and the combination of dividends, distributions and advances from our subsidiaries to provide the funds necessary to meet our obligations. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear. For further information regarding potential dividends from our non-U.S. subsidiaries, see Note 8, “Income Taxes,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Cash Flow

     Cash flows from operating activities were $119 million in the first three months of 2005 as compared to $57 million in the first three months of 2004. A decrease of $76 million in net income in the current quarter was more than offset by the net change in working capital, including the net change in recoverable customer engineering and tooling, and the net change in sold accounts receivable, which collectively resulted in a $148 million increase in cash provided by operating activities between periods. Increases in accounts payable and accrued liabilities and other generated cash of $53 million and $26 million, respectively, in the first three months of 2005, reflecting the timing of payments made to our suppliers, as well as the timing of payroll-related and other payments.

     Cash flows used in investing activities were $134 million in the first three months of 2005 as compared to $67 million in the first three months of 2004, primarily reflecting a $52 million increase in capital expenditures.

     Cash flows used in financing activities were $29 million in the first three months of 2005 as compared to $12 million in the first three months of 2004. In the current quarter, an increase in cash used to repurchase common stock was partially offset by a decrease in cash used to pay dividends resulting from the timing of dividend payments.

Capitalization

     In addition to cash provided by operating activities, we utilize a combination of our credit facility and long-term notes to fund our capital expenditures and working capital requirements. As of April 2, 2005 and April 3, 2004, our outstanding debt balance was $2.5 billion and $2.1 billion, respectively. For the three months ended April 2, 2005 and April 3, 2004, the weighted average interest rate, including rates under our credit facility and the effect of hedging activities, was 6.9% and 5.9%, respectively.

     We utilize uncommitted lines of credit as needed for our short-term working capital fluctuations. As of April 2, 2005 and April 3, 2004, our outstanding unsecured short-term debt balance was $40 million and $9 million, respectively. For the three months ended April 2, 2005 and April 3, 2004, the weighted average interest rate, including the effect of hedging activities, was 3.4% and 2.7%, respectively.

Primary Credit Facility

     On March 23, 2005, we entered into a $1.7 billion credit and guarantee agreement (the “primary credit facility”), which matures on March 23, 2010. The primary credit facility replaced our existing $1.7 billion amended and restated credit facility, which was due to mature on March 26, 2006 and which was terminated on March 23, 2005. As of April 2, 2005, we had no borrowings outstanding under our primary credit facility and $58 million committed under outstanding letters of credit, resulting in more than $1.6 billion of unused availability.

     The primary credit facility is an unsecured facility, with obligations thereunder guaranteed by certain of our subsidiaries that also guarantee the obligations under our outstanding senior notes. The guarantees may be released at our option. We have not sought to release the guarantees at this time. The primary credit facility provides for maximum borrowing commitments of $1.7 billion, which may be increased to $2.5 billion by us under certain circumstances. The primary credit facility provides for multicurrency borrowings in a maximum aggregate amount of $750 million, Canadian borrowings in a maximum aggregate amount of $200 million and swing-line borrowings in a maximum aggregate amount of $300 million, the commitments for which are part of the aggregate credit facility commitment.

LEAR CORPORATION

     The primary credit facility contains operating and financial covenants that, among other things, could limit our ability to obtain additional sources of capital. The principal financial covenants require that we maintain a leverage ratio of not more than 3.25 to 1 and an interest coverage ratio of not less than 3.5 to 1 (as such ratios are defined in the primary credit facility). As of April 2, 2005, we were in compliance with all covenants and other requirements set forth in our primary credit facility. Our leverage and interest coverage ratios were 1.9 to 1 and 6.4 to 1, respectively. These ratios are calculated on a trailing four quarter basis. As a result, any decline in our future operating results will negatively impact our coverage ratios. See “– Other Matters – Outlook.”

Senior Notes

     As of April 2, 2005, we had $2.5 billion of debt outstanding, including short-term borrowings, consisting primarily of $399 million aggregate principal amount of senior notes due August 2014, $290 million accreted value of zero-coupon senior notes due February 2022, Euro 250 million (approximately $323 million based on the exchange rate in effect as of April 2, 2005) aggregate principal amount of senior notes due April 2008, $600 million aggregate principal amount of senior notes due May 2005 and $800 million aggregate principal amount of senior notes due May 2009. We intend to repay the $600 million senior notes due in May 2005 at maturity with excess cash and borrowings under the primary credit facility.

     On August 3, 2004, we issued $400 million aggregate principal amount of unsecured 5.75% senior notes dues August 2014. The offering of the notes was not registered under the Securities Act of 1933, as amended (the “Securities Act”). On April 6, 2005, we completed an exchange offer of the notes for substantially identical notes registered under the Securities Act.

     All of our senior notes contain covenants restricting our ability to incur liens and to enter into sale and leaseback transactions and restricting our ability to consolidate with, to merge with or into or to sell or otherwise dispose of all or substantially all of our assets to any person. As of April 2, 2005, we were in compliance with all covenants and other requirements set forth in our senior notes.

     All of our senior notes are guaranteed by the same subsidiaries that guarantee the primary credit facility. In the event that any such subsidiary ceases to be a guarantor under the primary credit facility, such subsidiary will be released as a guarantor of the senior notes.

     Scheduled cash interest payments on our outstanding senior notes are $114 million in the last nine months of 2005.

Off-Balance Sheet Arrangements

Asset-Backed Securitization Facility

     We have an asset-backed securitization facility (the “ABS facility”) in place which provides for maximum purchases of adjusted accounts receivable of $150 million. Although we utilized the ABS facility throughout 2005 and 2004, as of April 2, 2005 and December 31, 2004, there were no accounts receivable sold under the facility. The level of funding utilized under this facility is based on the credit ratings of our major customers, the level of aggregate accounts receivable in a specific month and our funding requirements. Should our major customers experience further reductions in their credit ratings, we may be unable to utilize the ABS facility in the future. Should this occur, we would utilize our credit facility to replace the funding currently provided by the ABS facility.

Guarantees and Commitments

     We guarantee the residual value of certain of our leased assets. As of April 2, 2005, these guarantees totaled $27 million. In addition, we guarantee certain of the debt of some of our unconsolidated affiliates. The percentages of debt guaranteed of these entities are based on our ownership percentages. As of April 2, 2005, the aggregate amount of debt guaranteed was approximately $14 million.

Accounts Receivable Factoring

     Certain of our European and Asian subsidiaries periodically factor their accounts receivable with financial institutions. Such receivables are factored without recourse to us and are excluded from accounts receivable in our consolidated balance sheets. As of April 2, 2005 and December 31, 2004, there were no factored accounts receivable. We cannot provide any assurances that these factoring facilities will be available or utilized in the future.

Credit Ratings

     The credit ratings below are not recommendations to buy, sell or hold our securities and are subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

LEAR CORPORATION

     The credit ratings of our senior unsecured debt as of April 2, 2005, are shown below. All such ratings are “investment grade.”

	Standard & Poor’s	Moody’s	Fitch
	Ratings Services	Investors Service	Ratings

Credit rating of senior unsecured debt	BBB-	Baa3	BBB-
Ratings outlook	Negative	Negative	Stable

     In April 2005, Standard & Poor’s Ratings Services and Moody’s Investors Service moved their ratings outlook from stable to negative.

Dividends

     A summary of 2005 dividend activity is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.25 per share	January 13, 2005	February 25, 2005	March 14, 2005

     We expect to pay quarterly cash dividends in the future, although such payment is dependent upon our financial condition, results of operations, capital requirements, alternative uses of capital and other factors. See “– Forward-Looking Statements.”

Common Stock Repurchase Program

     In November 2004, our Board of Directors approved a common stock repurchase program which permits the discretionary repurchase of up to 5,000,000 shares of our common stock through November 15, 2006. During the first three months of 2005, we repurchased 490,900 shares of our outstanding common stock at an average purchase price of $51.72 per share, excluding commissions of $0.03 per share. As of April 2, 2005, 4,509,100 shares of common were available for repurchase under the common stock repurchase program. The extent to which we will repurchase our common stock and the timing of such repurchases will depend upon prevailing market conditions, alternative uses of capital and other factors. See “– Forward-Looking Statements.”

Adequacy of Liquidity Sources

     We believe that cash flows from operations and availability under our credit facility will be sufficient to meet our long-term debt maturities, projected capital expenditures and anticipated working capital requirements for the foreseeable future. However, our cash flows from operations, borrowing availability and overall liquidity are subject to risks and uncertainties. Please see “– Executive Overview,” “– Forward-Looking Statements” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

     Our most significant foreign currency transactional exposures relate to the Mexican peso, the Canadian dollar and the Euro. We have performed a quantitative analysis of our overall currency rate exposure as of April 2, 2005. The potential earnings benefit related to transactional exposures from a hypothetical 10% strengthening of the U.S. dollar relative to all other currencies for a twelve-month period is approximately $5 million. The potential earnings exposure related to transactional exposures from a similar strengthening of the Euro relative to all other currencies for a twelve-month period is approximately $7 million.

     As of April 2, 2005, foreign exchange contracts representing $1.6 billion of notional amount were outstanding with maturities of less than nine months. As of April 2, 2005, the fair market value of these foreign exchange contracts was approximately $1 million. A

LEAR CORPORATION

10% change in the value of the U.S. dollar relative to all other currencies would result in a $1 million change in the aggregated fair market value of these contracts. A 10% change in the value of the Euro relative to all other currencies would result in a $8 million change in the aggregated fair market value of these contracts.

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

Interest Rates

     We use a combination of fixed and variable rate debt and interest rate swap contracts to manage our exposure to interest rate movements. Our exposure to variable interest rates on outstanding variable rate debt instruments indexed to United States or European Monetary Union short-term money market rates is partially managed by the use of interest rate swap contracts to convert certain variable rate debt obligations to fixed rate, matching effective and maturity dates to specific debt instruments. We also utilize interest rate swap contracts to convert certain fixed rate debt obligations to variable rate, matching effective and maturity dates to specific debt instruments. All of our interest rate swap contracts are executed with banks that we believe are creditworthy and are denominated in currencies that match the underlying debt instrument. Net interest payments or receipts from interest rate swap contracts are recorded as adjustments to interest expense in our consolidated statements of income on an accrual basis. As of April 2, 2005, there were no contracts outstanding which convert variable rate debt obligations to fixed rate, only contracts which convert fixed rate debt obligations to variable rate.

     We have performed a quantitative analysis of our overall interest rate exposure as of April 2, 2005. This analysis assumes an instantaneous 100 basis point parallel shift in interest rates at all points of the yield curve. The potential earnings exposure from this hypothetical increase for a twelve-month period is approximately $7 million.

     As of April 2, 2005, interest rate swap contracts representing $600 million of notional amount were outstanding with maturity dates of May 2005 through May 2009. All of these contracts are designated as fair value hedges and modify the fixed rate characteristics of our outstanding long-term debt instruments. The fair market value of all outstanding interest rate swap contracts is subject to changes in value due to changes in interest rates. As of April 2, 2005, the fair market value of these contracts was approximately negative $17 million. A 100 basis point parallel shift in interest rates would result in a $14 million change in the aggregated fair market value of these contracts.

Commodity Prices

     We have commodity price risk with respect to purchases of certain raw materials, including steel, leather, resins and diesel fuel. In limited circumstances, we have used financial instruments to mitigate this risk. Increases in certain raw material, energy and commodity costs (principally steel, resins and other oil-based commodities) had a material adverse impact on our operating results in 2004 and will continue to have a material adverse affect on our profitability in 2005. We have developed strategies to mitigate or partially offset the impact, which include aggressive cost reduction actions, the utilization of our cost technology optimization process, the selective in-sourcing of components where we have available capacity, the continued consolidation of our supply base and the acceleration of low-cost country sourcing and engineering. In addition, the sharing of increased raw material costs has been, and will continue to be, the subject of negotiations with our customers. While we believe that our mitigation strategies would offset a substantial portion of the financial impact of these increased costs, in many cases, the implementation of these strategies requires the approval and the cooperation of our customers. No assurances can be given that the magnitude and duration of these increased costs will not have a material adverse impact on our operating results. See “– Forward-Looking Statements” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004.

OTHER MATTERS

Legal and Environmental Matters

     We are involved from time to time in certain legal proceedings and claims, including, without limitation, commercial or contractual disputes.

     On January 29, 2002, Seton Company, one of our leather suppliers, filed a suit alleging that we had breached a purported agreement to purchase leather from Seton for seats for the life of the General Motors GMT 800 program. This suit presently is

LEAR CORPORATION

pending in the U.S. District Court for the Eastern District of Michigan. Seton seeks compensatory and exemplary damages on breach of contract and promissory estoppel claims and has submitted a revised report now alleging up to $97 million in damages plus interest. We will challenge several of the assumptions and bases for this revised report. We continue to believe that we have meritorious defenses to Seton’s liability and damages claims and intend to vigorously defend this lawsuit. The trial is expected to begin in May 2005.

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

     For further information related to legal and environmental matters, see Part II – Item 1, “Legal Proceedings.”

Certain Tax Matters

UT Automotive

     Prior to our acquisition of UT Automotive from UTC in May 1999, a subsidiary of Lear purchased the stock of a UT Automotive subsidiary. In connection with the acquisition, we agreed to indemnify UTC for certain tax consequences if the Internal Revenue Service (the “IRS”) overturned UTC’s tax treatment of the transaction. The IRS has proposed an adjustment to UTC’s tax treatment of the transaction seeking an increase in tax of approximately $88 million, excluding interest. A protest objecting to the proposed adjustment has been filed with the IRS. An indemnity payment by us to UTC for the ultimate amount due to the IRS would constitute an adjustment to the purchase price and resulting goodwill of the UT Automotive acquisition, if and when made, and would not be expected to have a material effect on our reported earnings. We believe that valid support exists for UTC’s tax positions and intend to vigorously contest the IRS’s proposed adjustment. However, the ultimate outcome of this matter is not certain.

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

LEAR CORPORATION

Significant Accounting Policies and Critical Accounting Estimates

     Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are subject to an inherent degree of uncertainty. These estimates and assumptions are based on our historical experience, terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. Actual results in these areas could differ from our estimates. For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Accounting Policies and Critical Accounting Estimates,” and Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. There have been no significant changes in our significant accounting policies or critical accounting estimates during the first three months of 2005.

Goodwill and Long-Lived Assets

     We monitor our goodwill and long-lived assets for impairment indicators on an ongoing basis. We perform our annual goodwill impairment analysis, as required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” on the first business day of our fourth quarter. While we have recently experienced a decrease in our operating results, we do not currently believe that there are impairment indicators of our goodwill or long-lived assets. However, a further decline in our operating results or the realignment of our business could result in an impairment charge.

Recently Issued Accounting Pronouncements

Inventory Costs

     The Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” This statement clarifies the requirement that abnormal inventory-related costs be recognized as current-period charges and requires that the allocation of fixed production overheads to inventory conversion costs be based on the normal capacity of the production facilities. The provisions of this statement are to be applied prospectively to inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the effects of adoption to be significant.

Nonmonetary Assets

     The FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.” APB Opinion No. 29, in general, requires the use of fair value as the measurement basis for exchanges of nonmonetary assets. This statement eliminates the exception to the fair value measurement principle for nonmonetary exchanges of similar productive assets and replaces it with a general exception for nonmonetary asset exchanges that lack commercial substance. The provisions of this statement are to be applied prospectively to nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the effects of adoption to be significant.

Stock-Based Compensation

     The FASB issued a revised SFAS No. 123, “Share-Based Payment.” This statement requires that all share-based payments to employees be recognized in the financial statements based on their grant-date fair value. Under previous guidance, companies had the option of recognizing the fair value of stock-based compensation in the consolidated financial statements or disclosing the proforma impact of stock-based compensation on the consolidated statement of income in the notes to the consolidated financial statements. As described in Note 2, “Summary of Significant Accounting Policies,” we adopted the fair value recognition provisions of SFAS No. 123 for all employee awards issued after January 1, 2003. The revised statement is effective at the beginning of the first annual period beginning after December 15, 2005, and provides two methods of adoption, the modified-prospective method and the modified-retrospective method. We anticipate adopting the revised statement using the modified-prospective method. We are currently evaluating the provisions of the revised statement but do not expect the impact of adoption to be significant.

Outlook

     For the second quarter of 2005, net sales are expected to be approximately $4.5 billion, reflecting primarily the addition of new business globally and the favorable impact of net foreign exchange rate fluctuations, partially offset by less favorable vehicle platform mix. Net income per share is expected to be in the range of $0.20 to $0.40.

     For the full year of 2005, net sales are expected to be $17.5 to $17.7 billion, reflecting primarily the addition of new business globally. Our 2005 industry production planning assumptions are 15.5 to 15.8 million units in North America and 18.3 to 18.6 million units in Europe. Given this industry outlook and a forecasted tax rate of about 25% (excluding the first-quarter tax benefit), net income per share is expected to be in the range of $2.75 to $3.25, including the first-quarter tax benefit. Full-year capital spending is

LEAR CORPORATION

now forecasted to be approximately $550 million. See “– Forward-Looking Statements” below for a description of factors that could impact actual operating results.

     The second-quarter and full-year 2005 net income per share guidance is based on an assumed 68 million and 73 million shares outstanding, respectively. The full-year assumed shares include 4.8 million shares related to the outstanding zero-coupon convertible debt. The second-quarter assumed shares exclude such shares as they would be antidilutive based on the guidance range.

     The outlook provided reflects the information, including anticipated production schedules, available as of the date of this Report. Uncertainty regarding the 2005 outlook remains, particularly with respect to vehicle platform mix and production volumes, as well as our ability to mitigate the impact of higher raw material costs. For a description of certain other factors that may cause our actual result to differ from those expressed in the foregoing forward-looking statements, see “– Forward-Looking Statements,” “– Executive Overview” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004.

FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. The words “will,” “may,” “designed to,” “outlook,” “believes,” “should,” “anticipates,” “plans,” “expects,” “intends,” “estimates” and similar expressions identify these forward-looking statements. All statements contained or incorporated in this Report which address operating performance, events or developments that we expect or anticipate may occur in the future, including statements related to business opportunities, awarded sales contracts and net income per share or statements expressing views about future operating results, are forward-looking statements. Important factors, risks and uncertainties that may cause actual results to differ from those expressed in our forward-looking statements include, but are not limited to:

•	general economic conditions in the markets in which we operate;

•	fluctuations in the production of vehicles for which we are a supplier;

•	labor disputes involving us or our significant customers or suppliers or that otherwise affect us;

•	our ability to achieve cost reductions that offset or exceed customer-mandated selling price reductions;

•	the outcome of customer productivity negotiations;

•	the impact and timing of program launch costs;

•	the costs and timing of facility closures, business realignment or similar actions;

•	increases in our warranty or product liability costs;

•	risks associated with conducting business in foreign countries;

•	competitive conditions impacting our key customers;

•	raw material cost and availability;

•	our ability to mitigate the significant impact of recent increases in raw material, energy and commodity costs;

•	the outcome of legal or regulatory proceedings to which we are or may become a party;

•	unanticipated changes in cash flow; and

•	other risks, described from time to time in our other SEC filings.

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

(b) Changes in Internal Controls over Financial Reporting

     There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended April 2, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

     On January 29, 2002, Seton Company, one of our leather suppliers, filed a suit alleging that we had breached a purported agreement to purchase leather from Seton for seats for the life of the General Motors GMT 800 program. This suit presently is pending in the U.S. District Court for the Eastern District of Michigan. Seton seeks compensatory and exemplary damages on breach of contract and promissory estoppel claims and has submitted a revised report now alleging up to $97 million in damages plus interest. We will challenge several of the assumptions and bases for this revised report. We continue to believe that we have meritorious defenses to Seton’s liability and damages claims and intend to vigorously defend this lawsuit. The trial is expected to begin in May 2005.

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

     Most of the original plaintiffs have filed motions to dismiss their claims for health effects and personal injury damages; therefore, approximately three-fourths of the plaintiffs should be voluntarily dismissed from these lawsuits. Upon the completion of these dismissals, we anticipate that there will be approximately 300 plaintiffs remaining in the lawsuits to proceed with property damage claims only. There is the potential that the dismissed plaintiffs could seek separate counsel to re-file their personal injury claims. In March 2005, the venue for these lawsuits was transferred from Lowndes County, Mississippi, to Lafayette County, Mississippi. In April 2005, certain plaintiffs filed an amended complaint alleging negligence, nuisance, intentional tort and conspiracy claims and seeking compensatory and punitive damages. In late April 2005, the court scheduled the first trial date for the initial plaintiffs to commence in March 2006.

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

     Prior to our acquisition of UT Automotive from UTC in May 1999, a subsidiary of Lear purchased the stock of a UT Automotive subsidiary. In connection with the acquisition, we agreed to indemnify UTC for certain tax consequences if the Internal Revenue Service (the “IRS”) overturned UTC’s tax treatment of the transaction. The IRS has proposed an adjustment to UTC’s tax treatment of the transaction seeking an increase in tax of approximately $88 million, excluding interest. A protest objecting to the proposed adjustment has been filed with the IRS. An indemnity payment by us to UTC for the ultimate amount due to the IRS would constitute an adjustment to the purchase price and resulting goodwill of the UT Automotive acquisition, if and when made, and would not be expected to have a material effect on our reported earnings. We believe that valid support exists for UTC’s tax positions and intend to vigorously contest the IRS’s proposed adjustment. However, the ultimate outcome of this matter is not certain.

     We are involved in certain other legal actions and claims arising in the ordinary course of business, including, without limitation, intellectual property matters, personal injury claims, tax claims and employment matters. Although the outcome of any legal matter

LEAR CORPORATION

cannot be predicted with certainty, we do not believe that any of these other legal proceedings or matters in which we are currently involved, either individually or in the aggregate, will have a material adverse effect on our business, consolidated financial position or results of operations. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors – We are involved from time to time in legal proceedings and commercial or contractual disputes, which could have an adverse impact on our profitability and consolidated financial position” in our Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     As discussed in Part I – Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources – Capitalization – Common Stock Repurchase Program,” on November 11, 2004, the Board of Directors approved a new common stock repurchase program which replaced our prior program, as disclosed in our Current Report on Form 8-K dated November 11, 2004. A summary of the shares of our common stock repurchased during the quarter ended April 2, 2005, is shown below:

	Total Number	Average		Total Number of Shares	Maximum Number of Shares
	of Shares	Price Paid		Purchased as Part of Publicly	that May Yet be Purchased
Period	Purchased	per Share		Announced Plans or Programs	Under the Program
January 1, 2005 through January 29, 2005	—	N/A		—	5,000,000
January 30, 2005 through February 26, 2005	380,900	$53.59	*	380,900	4,619,100
February 27, 2005 through April 2, 2005	110,000	$45.23	*	110,000	4,509,100

Total	490,900	$51.72		490,900	4,509,100

*	Excludes commissions of $0.03 per share.

ITEM 6 – EXHIBITS

     The exhibits listed on the “Index to Exhibits” on page 38 are filed with this Form 10-Q or incorporated by reference as set forth below.

LEAR CORPORATION

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION

Dated: May 2, 2005	By:	/s/ Robert E. Rossiter

Robert E. Rossiter
President and Chief Executive Officer

	By:	/s/ David C. Wajsgras

David C. Wajsgras
Senior Vice President and Chief Financial Officer

	By:	/s/ James L. Murawski

James L. Murawski
Vice President and Corporate Controller

LEAR CORPORATION

INDEX TO EXHIBITS

Exhibit
Number	Exhibit
10.1	Credit and Guarantee Agreement, dated as of March 23, 2005, among Lear Corporation, Lear Canada, each Foreign Subsidiary Borrower (as defined therein), the Lenders party thereto, Bank of America, N.A., as syndication agent, Citibank, N.A. and Deutsche Bank Securities Inc., as documentation agents, The Bank of Nova Scotia, as documentation agent and Canadian administrative agent, the other Agents named therein and JPMorgan Chase Bank, N.A., as general administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 23, 2005).

10.2	Lear Corporation Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 10, 2005).

10.3	Form of Performance Share Award Agreement for the three-year period ending December 31, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 10, 2005).

10.4	Employment Agreement, dated March 15, 2005, between Lear Corporation and Robert E. Rossiter (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 15, 2005).

10.5	Employment Agreement, dated March 15, 2005, between Lear Corporation and James H. Vandenberghe (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 15, 2005).

10.6	Employment Agreement, dated March 15, 2005, between Lear Corporation and Douglas G. DelGrosso (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated March 15, 2005).

10.7	Employment Agreement, dated March 15, 2005, between Lear Corporation and Donald J. Stebbins (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated March 15, 2005).

10.8	Employment Agreement, dated March 15, 2005, between Lear Corporation and David C. Wajsgras (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated March 15, 2005).

10.9	Employment Agreement, dated March 15, 2005, between Lear Corporation and Daniel A. Ninivaggi (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated March 15, 2005).

10.10	Employment Agreement, dated March 15, 2005, between Lear Corporation and Roger A. Jackson (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated March 15, 2005).

* 31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

* 31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

* 32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.