Form 10-Q
period 2005-07-02
LEAR CORP
filed 2005-08-08
CIK 842162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2005.
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of July 29, 2005, the number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share, was 67,117,446.

LEAR CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JULY 2, 2005

LEAR CORPORATION
PART I — FINANCIAL INFORMATION
ITEM 1 — CONSOLIDATED FINANCIAL STATEMENTS
INTRODUCTION TO THE CONSOLIDATED FINANCIAL STATEMENTS
     We have prepared the condensed consolidated financial statements of Lear Corporation and subsidiaries, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the year ended December 31, 2004.
     The financial information presented reflects all adjustments (consisting of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of operations and cash flows and statements of financial position for the interim periods presented. These results are not necessarily indicative of a full year’s results of operations.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	July 2,	December 31,
	2005	2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$132.9	$584.9
Accounts receivable	2,251.8	2,584.9
Inventories	580.3	621.2
Recoverable customer engineering and tooling	281.1	205.8
Other	363.3	375.2

Total current assets	3,609.4	4,372.0

LONG-TERM ASSETS:
Property, plant and equipment, net	2,012.8	2,019.8
Goodwill, net	2,988.9	3,039.4
Other	478.8	513.2

Total long-term assets	5,480.5	5,572.4

	$9,089.9	$9,944.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$49.0	$35.4
Accounts payable and drafts	2,869.0	2,777.6
Accrued liabilities	1,098.3	1,202.1
Current portion of long-term debt	5.9	632.8

Total current liabilities	4,022.2	4,647.9

LONG-TERM LIABILITIES:
Long-term debt	1,838.1	1,866.9
Other	709.0	699.5

Total long-term liabilities	2,547.1	2,566.4

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 150,000,000 shares authorized; 73,234,028 shares issued as of July 2, 2005 and 73,147,178 shares issued as of December 31, 2004	0.7	0.7
Additional paid-in capital	1,093.5	1,064.4
Common stock held in treasury, 6,123,932 shares as of July 2, 2005 and 5,730,476 shares as of December 31, 2004, at cost	(226.7)	(204.1)
Retained earnings	1,748.1	1,810.5
Accumulated other comprehensive income (loss)	(95.0)	58.6

Total stockholders’ equity	2,520.6	2,730.1

	$9,089.9	$9,944.4

The accompanying notes are an integral part of these consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share data)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Net sales	$4,419.3	$4,284.0	$8,705.3	$8,776.1

Cost of sales	4,198.5	3,912.4	8,284.6	8,057.6
Selling, general and administrative expenses	190.8	158.7	341.9	326.4
Interest expense	48.2	39.2	93.0	78.3
Other expense, net	32.2	14.8	39.1	28.9

Income (loss) before provision (benefit) for income taxes	(50.4)	158.9	(53.3)	284.9
Provision (benefit) for income taxes	(6.0)	42.8	(24.5)	77.4

Net income (loss)	$(44.4)	$116.1	$(28.8)	$207.5

Basic net income (loss) per share	$(0.66)	$1.69	$(0.43)	$3.03

Diluted net income (loss) per share	$(0.66)	$1.58	$(0.43)	$2.82

The accompanying notes are an integral part of these consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six Months Ended
	July 2,	July 3,
	2005	2004
Cash Flows from Operating Activities:
Net income (loss)	$(28.8)	$207.5
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	191.3	170.1
Net change in recoverable customer engineering and tooling	(87.8)	(5.4)
Net change in working capital items	142.7	(23.3)
Other, net	41.4	33.6

Net cash provided by operating activities before net change in sold accounts receivable	258.8	382.5
Net change in sold accounts receivable	267.3	(70.4)

Net cash provided by operating activities	526.1	312.1

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(279.1)	(192.6)
Deposit on acquisition	—	(73.9)
Other, net	3.1	1.6

Net cash used in investing activities	(276.0)	(264.9)

Cash Flows from Financing Activities:
Long-term debt repayments, net	(622.2)	(12.2)
Short-term debt borrowings (repayments), net	5.3	(10.0)
Dividends paid	(33.6)	(41.1)
Proceeds from exercise of stock options	3.0	16.6
Repurchase of common stock	(25.4)	(23.5)
Increase (decrease) in drafts	10.5	(0.3)
Other, net	0.6	—

Net cash used in financing activities	(661.8)	(70.5)

Effect of foreign currency translation	(40.3)	2.8

Net Change in Cash and Cash Equivalents	(452.0)	(20.5)
Cash and Cash Equivalents as of Beginning of Period	584.9	169.3

Cash and Cash Equivalents as of End of Period	$132.9	$148.8

Changes in Working Capital:
Accounts receivable	$(84.8)	$(279.4)
Inventories	18.5	(14.1)
Accounts payable	233.3	177.1
Accrued liabilities and other	(24.3)	93.1

Net change in working capital items	$142.7	$(23.3)

Supplementary Disclosure:
Cash paid for interest	$96.9	$76.0

Cash paid for income taxes	$93.2	$88.2

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
     Certain amounts in the prior period’s financial statement disclosures have been reclassified to conform to the presentation used in the quarter ended July 2, 2005.
(2) Restructuring
2005
     In order to address unfavorable industry conditions, the Company began to implement consolidation and census actions in the second quarter of 2005. These actions are the initial phase of a comprehensive restructuring strategy intended to (i) better align the Company’s manufacturing capacity with the changing needs of its customers, (ii) eliminate excess capacity and lower the operating costs of the Company and (iii) streamline the Company’s organizational structure and reposition its business for improved long-term profitability. The restructuring actions will consist primarily of facility consolidations and closures, including the movement of certain manufacturing operations to lower-cost countries, and census reductions.
     In connection with the restructuring actions, the Company expects to incur pre-tax costs of up to $250 million, although the overall restructuring plan has not been finalized. Such costs will include employee termination benefits, asset impairment charges and contract termination costs, as well as other incremental costs resulting from the restructuring actions. These incremental costs will principally include equipment and personnel relocation costs. The Company also expects to incur incremental manufacturing inefficiency costs at the operating locations impacted by the restructuring actions during the related restructuring implementation period. Restructuring costs will be recognized in the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States. Generally, charges will be recorded as elements of the restructuring plan are finalized. Actual costs recorded in the Company’s consolidated financial statements may vary from current estimates.
     In connection with the initial phase of the restructuring actions, the Company recorded charges of $26.7 million in the second quarter of 2005, including $21.1 million recorded as cost of sales and $4.7 million recorded as selling, general and administrative expenses. The charges consist of employee termination benefits of $15.7 million for 182 salaried and 1,237 hourly employees, asset impairment charges of $4.6 million and contract termination costs of $5.4 million, as well as other costs of $1.0 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations. Asset impairment charges relate to the disposal of leasehold improvements and machinery and equipment with carrying values of $4.6 million in excess of related estimated fair values. Contract termination costs include lease cancellation costs of $3.4 million, which are expected to be paid through 2006, pension and other postretirement benefit plan curtailments of $1.1 million and the repayment of an income tax grant of $0.9 million.
     A summary of the second quarter 2005 restructuring charges, excluding the $1.1 million pension and other postretirement benefit plan curtailments, is shown below (in millions):

		Utilization		Accrual as of
	Charges	Cash	Non-cash	July 2, 2005
Employee termination benefits	$15.7	$(1.9)	$—	$13.8
Asset impairments	4.6	—	(4.6)	—
Contract termination costs	4.3		—	4.3
Other related costs	1.0	(1.0)	—	—

Total	$25.6	$(2.9)	$(4.6)	$18.1

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
2004
     In December 2003, the Company initiated actions affecting two of its U.S. seating facilities. As a result of these actions, the Company recorded charges of $25.5 million for employee termination benefits and asset impairments in 2003. These actions were completed in the second quarter of 2004. Of the total costs associated with these facility actions, approximately $33.3 million related to employee termination benefits and asset impairment charges.
(3) Stock-Based Compensation
     On January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” under which compensation cost for grants of stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units (collectively, “Incentive Units”) and stock options is determined on the basis of the fair value of the Incentive Units and stock options as of the grant date. SFAS No. 123 has been applied prospectively to all employee awards granted after January 1, 2003, as permitted under the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” The pro forma effect on net income (loss) and net income (loss) per share, as if the fair value recognition provisions had been applied to all outstanding and unvested awards granted prior to January 1, 2003, is shown below (in millions, except per share data):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Net income (loss), as reported	$(44.4)	$116.1	$(28.8)	$207.5
Add: Stock-based employee compensation expense included in reported net income (loss), net of tax	4.2	2.3	8.5	4.9
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(5.5)	(5.2)	(11.9)	(11.4)

Net income (loss), pro forma	$(45.7)	$113.2	$(32.2)	$201.0

Net income (loss) per share:
Basic — as reported	$(0.66)	$1.69	$(0.43)	$3.03
Basic — pro forma	$(0.68)	$1.65	$(0.48)	$2.93
Diluted — as reported	$(0.66)	$1.58	$(0.43)	$2.82
Diluted — pro forma	$(0.68)	$1.54	$(0.48)	$2.73
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
     At the time of the acquisition, the Company began to formulate plans for the restructuring of certain acquired operations. These plans, including plant closings and employee terminations and relocations, were finalized by the Company and are substantially complete as of July 2, 2005. In addition, the Company has made indemnity claims against the sellers for breaches of certain representations and warranties, which are pending as of the date of this Report.
     The Grote & Hartmann acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed are included in the consolidated balance sheets as of July 2, 2005 and December 31, 2004. The operating results of Grote & Hartmann are included in the consolidated financial statements since the date of acquisition. In the second quarter of 2005, the allocation of the purchase price was finalized, resulting in a decrease in goodwill of approximately $3.4 million. This decrease was primarily due to the finalization of the restructuring plans, additional information regarding liabilities assumed, including contingent liabilities, revisions of estimates of fair value made at the date of purchase and certain tax attributes. The purchase price and related allocation are shown below (in millions):

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Consideration paid to former owner	$73.9
Debt assumed	86.3
Fees and expenses	3.2

Cost of acquisition	$163.4

Property, plant and equipment	$100.5
Net working capital	39.7
Restructuring accrual	(12.6)
Other assets purchased and liabilities assumed, net	(22.7)
Goodwill	22.6
Intangible assets	35.9

Total cost allocation	$163.4

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
(5) Inventories
     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. A summary of inventories is shown below (in millions):

	July 2,	December 31,
	2005	2004
Raw materials	$444.0	$487.8
Work-in-process	41.8	43.8
Finished goods	94.5	89.6

Inventories	$580.3	$621.2

(6) Property, Plant and Equipment
     Property, plant and equipment is stated at cost. Depreciable property is depreciated over the estimated useful lives of the assets, principally using the straight-line method. A summary of property, plant and equipment is shown below (in millions):

	July 2,	December 31,
	2005	2004
Land	$140.1	$138.6
Buildings and improvements	718.9	759.2
Machinery and equipment	2,830.8	2,844.7
Construction in progress	54.7	52.8

Total property, plant and equipment	3,744.5	3,795.3
Less — accumulated depreciation	(1,731.7)	(1,775.5)

Net property, plant and equipment	$2,012.8	$2,019.8

     Depreciation expense was $94.6 million and $87.0 million in the three months ended July 2, 2005 and July 3, 2004, respectively, and $189.1 million and $170.1 million in the six months ended July 2, 2005 and July 3, 2004, respectively.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(7) Goodwill
     A summary of the changes in the carrying amount of goodwill, by reportable operating segment, for the six months ended July 2, 2005, is shown below (in millions):

			Electronic and
	Seating	Interior	Electrical	Total
Balance as of December 31, 2004	$1,075.7	$1,017.8	$945.9	$3,039.4
Foreign currency translation and other	(44.5)	1.9	(7.9)	(50.5)

Balance as of July 2, 2005	$1,031.2	$1,019.7	$938.0	$2,988.9

(8) Investments in Affiliates
     In the second quarter of 2005, the Company committed to the divestiture of a minority interest in a business accounted for under the equity method and recorded a related impairment charge of $16.9 million. This charge is included in other expense, net in the consolidated statements of operations for the three and six months ended July 2, 2005. This investment was divested in the third quarter of 2005.
(9) Long-Term Debt
     A summary of long-term debt and the related weighted average interest rates, including the effect of hedging activities described in Note 18, “Financial Instruments,” and the amortization of debt discount, is shown below (in millions):

	July 2, 2005		December 31, 2004
		Weighted		Weighted
	Long-Term	Average	Long-Term	Average
Debt Instrument	Debt	Interest Rate	Debt	Interest Rate
5.75% Senior Notes, due August 2014	$399.2	5.635%	$399.2	5.635%
Zero-coupon Convertible Senior Notes, due February 2022	293.2	4.75%	286.3	4.75%
8.125% Euro-denominated Senior Notes, due April 2008	301.4	8.125%	338.5	8.125%
8.11% Senior Notes, due May 2009	800.0	8.05%	800.0	7.74%
7.96% Senior Notes, due May 2005	—	—	600.0	6.95%
Other	50.2	5.06%	75.7	4.22%

	1,844.0		2,499.7
Current portion	(5.9)		(632.8)

Long-term debt	$1,838.1		$1,866.9

     On March 23, 2005, the Company entered into a $1.7 billion credit and guarantee agreement (the “Primary Credit Facility”), which matures on March 23, 2010. The Primary Credit Facility replaced the Company’s existing $1.7 billion amended and restated credit facility, which was due to mature on March 26, 2006, and which was terminated on March 23, 2005. As of July 2, 2005, the Company had no borrowings outstanding under the Primary Credit Facility.
     On August 3, 2005, the Primary Credit Facility was amended to (i) revise the leverage ratio covenant for the third quarter of 2005 through the first quarter of 2006, (ii) obtain the consent of the lenders to permit the Company to enter into a new 18-month term loan facility (the “Proposed Term Loan Facility”) with a principal amount of up to $400 million and (iii) provide for the pledge of the capital stock of certain of the Company’s material subsidiaries to secure its obligations under the Primary Credit Facility and the Proposed Term Loan Facility. Proceeds from the Proposed Term Loan Facility would be used to create additional excess liquidity in light of the payoff at maturity of the Company’s $600 million 7.96% senior notes in May 2005, its reduced operating cash flows and cash charges associated with its restructuring actions. Two of the Company’s lead lenders under the Primary Credit Facility have committed to provide an aggregate of $300 million under the Proposed Term Loan Facility, subject to various conditions. Other lenders under the Primary Credit Facility are expected to participate in the Proposed Term Loan Facility, which may be in an aggregate principal amount of up to $400 million. The Proposed Term Loan Facility is scheduled to be consummated in the third quarter of 2005, but no assurance may be given that the facility will be consummated on the terms contemplated or at all. The Company’s obligations under the Primary Credit Facility are guaranteed by certain of its subsidiaries that also guarantee the obligations under its outstanding senior notes. These subsidiaries would also guarantee the Company’s obligations under the Proposed Term Loan Facility. The Primary Credit Facility provides for maximum revolving borrowing commitments of $1.7 billion, which may be increased to $2.5 billion by the Company under certain circumstances. The Primary Credit Facility provides for multicurrency revolving borrowings in a

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
maximum aggregate amount of $750 million, Canadian revolving borrowings in a maximum aggregate amount of $200 million and swing-line revolving borrowings in a maximum aggregate amount of $300 million, the commitments for which are part of the aggregate revolving credit facility commitment.
     The Primary Credit Facility contains operating and financial covenants that, among other things, could limit the Company’s ability to obtain additional sources of capital. As amended, the principal financial covenants require that the Company maintain a leverage ratio of not more than 3.25 to 1 as of July 2, 2005, 3.75 to 1 as of October 1, 2005 and December 31, 2005, 3.50 to 1 as of April 1, 2006 and 3.25 to 1 as of the end of each quarter thereafter and an interest coverage ratio of not less than 3.5 to 1 as of the end of each quarter (as such ratios are defined in the Primary Credit Facility). As of July 2, 2005, the Company was in compliance with all covenants and other requirements set forth in its Primary Credit Facility. The Company’s leverage and interest coverage ratios were 1.9 to 1 and 5.4 to 1, respectively. These ratios are calculated on a trailing four quarter basis. As a result, any decline in the Company’s future operating results will negatively impact its coverage ratios.
     Revolving borrowings under the Primary Credit Facility, as amended, bear interest, payable no less frequently than quarterly, at (a) (1) applicable interbank rates, on Eurodollar and Eurocurrency loans, (2) the greater of the U.S. prime rate and the federal funds rate plus 0.50%, on base rate loans, (3) the greater of the rate publicly announced by the Canadian administrative agent and the federal funds rate plus 0.50%, on U.S. dollar denominated Canadian loans, (4) the greater of prime rate announced by the Canadian administrative agent and the average Canadian interbank bid rate (CDOR) plus 1.0%, on Canadian dollar denominated Canadian loans, and (5) various published or quoted rates, on swing line and other loans, plus (b) a percentage spread ranging from 0% to a maximum of 1.0%, depending on the type of loan and/or currency and the Company’s credit rating or leverage ratio. Under the Primary Credit Facility, the Company agrees to pay a facility fee, payable quarterly, at rates ranging from 0.10% to a maximum of 0.35%, depending on its credit rating or leverage ratio, and when applicable, a utilization fee.
     All of the Company’s senior notes contain covenants restricting the Company’s ability to incur liens and to enter into sale and leaseback transactions and restricting the Company’s ability to consolidate with, to merge with or into or to sell or otherwise dispose of all or substantially all of its assets to any person. As of July 2, 2005, the Company was in compliance with all covenants and other requirements set forth in its senior notes.
     On May 15, 2005, the Company repaid the $600 million senior notes due in May 2005 at maturity.
     The Company’s obligations under the Primary Credit Facility and its senior notes are guaranteed, on a joint and several basis, by certain of its subsidiaries, which are primarily domestic subsidiaries and all of which are directly or indirectly 100% owned by the Company (Note 20, “Supplemental Guarantor Condensed Consolidating Financial Statements”). In addition, the stock of certain of the Company’s significant subsidiaries is pledged to secure its Primary Credit Facility.
(10) Pension and Other Postretirement Benefit Plans
Net Periodic Benefit Cost
     The components of the Company’s net periodic benefit cost are shown below (in millions):

	Pension		Other Postretirement
	Three Months Ended		Three Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Service cost	$10.3	$10.5	$3.1	$3.6
Interest cost	9.4	9.3	3.5	3.1
Expected return on plan assets	(7.6)	(7.0)	—	—
Amortization of actuarial loss	0.7	0.8	0.9	1.0
Amortization of transition (asset) obligation	(0.1)	(0.1)	0.7	0.3
Amortization of prior service cost	1.3	1.4	(1.1)	(0.7)
Special termination benefits	—	—	0.1	0.1
Settlement loss	1.0	—	—	0.1
Curtailment loss (gain)	0.4	—	0.7	(7.7)

Net periodic benefit cost	$15.4	$14.9	$7.9	$(0.3)

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Pension		Other Postretirement
	Six Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Service cost	$20.3	$21.3	$6.1	$7.2
Interest cost	18.3	18.9	6.8	6.2
Expected return on plan assets	(14.7)	(14.2)	—	—
Amortization of actuarial loss	1.4	1.6	1.8	2.0
Amortization of transition (asset) obligation	(0.1)	(0.2)	1.3	0.6
Amortization of prior service cost	2.5	2.7	(2.2)	(1.4)
Special termination benefits	—	0.1	0.2	0.2
Settlement loss	1.0	—	—	—
Curtailment loss (gain)	0.4	—	0.7	(7.7)

Net periodic benefit cost	$29.1	$30.2	$14.7	$7.1

Contributions
     Employer contributions to the Company’s domestic and foreign pension plans for the three and six months ended July 2, 2005, were approximately $17.4 million and $25.9 million in aggregate, respectively. The Company expects to contribute an additional $24 million to $28 million, in aggregate, to its domestic and foreign pension portfolios in 2005.
(11) Other Expense, Net
     Other expense includes state and local non-income taxes, foreign exchange gains and losses, minority interests in consolidated subsidiaries, equity in net income of affiliates, impairments of equity investments in affiliates, gains and losses on the sales of fixed assets and other miscellaneous income and expense. A summary of other expense, net is shown below (in millions):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Other expense	$32.7	$18.1	$39.1	$35.2
Other income	(0.5)	(3.3)	—	(6.3)

Other expense, net	$32.2	$14.8	$39.1	$28.9

(12) Provision (Benefit) for Income Taxes
     The benefit for income taxes was $6.0 million, representing an effective tax rate of 11.9%, and $24.5 million, representing an effective tax rate of 46.0%, for the three and six months ended July 2, 2005, respectively. For the six months ended July 2, 2005, the benefit for income taxes includes a one-time benefit of $17.8 million resulting from a tax law change in Poland. The tax law change in Poland, effective on March 9, 2005, related to investment tax credits for companies operating in certain special economic zones within the country. The investment tax credits replace the tax holiday that was previously in effect for the Company. For the six months ended July 2, 2005, this one-time benefit is partially offset by the impact of a portion of the restructuring and litigation-related charges that were incurred in countries for which no tax benefit was provided due to a history of operating losses in those countries. In addition, no tax benefit was provided on the impairment of an equity investment because this item will result in a capital loss for which no tax benefit is likely to be realized. Excluding these items, the effective tax rate for the three and six months ended July 2, 2005, was 24.1% and 24.0%, respectively, as compared to an effective tax rate of 26.9% and 27.2%, respectively, for the three and six months ended July 3, 2004. Excluding these items, the effective tax rates approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, valuation adjustments, research and development credits and other items. During 2005, the Company has recognized a tax benefit for operating losses generated in the United States as the Company believes it is more likely than not that such benefit will be realized.
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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     The U.S. Treasury Department has provided clarifying guidance with respect to certain elements of the repatriation provision, and it is expected that additional clarifying guidance will be issued. In addition, Congress recently reintroduced legislation that provides for certain technical corrections to the Act. The Company has not completed its evaluation of the repatriation provision due to numerous tax, legal, treasury and business considerations. The Company expects to complete its evaluation of the potential dividends it may pursue, if any, and the related tax ramifications during the fourth quarter of 2005.
(13) Net Income (Loss) Per Share
     Basic net income (loss) per share is computed using the weighted average common shares outstanding during the period. Diluted net income per share is computed using the average share price during the period when calculating the dilutive effect of common stock equivalents. On December 15, 2004, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which states that the impact of contingently convertible instruments that are convertible into common stock upon the achievement of a specified market price of the issuer’s shares, such as the Company’s outstanding zero-coupon convertible senior notes, should be included in net income per share computations regardless of whether the market price trigger has been met, if the impact is dilutive. The effect of EITF 04-08 on the computation of diluted net income per share is to adjust net income by adding back after-tax interest expense on convertible debt and to increase total shares outstanding by the number of shares that would be issuable upon conversion. There are 4,813,056 shares issuable upon conversion of the Company’s outstanding zero-coupon convertible senior notes. The Company has restated diluted net income per share for 2004 to include the dilutive impact of the outstanding zero-coupon convertible senior notes. A summary of net income (loss), for diluted net income (loss) per share (in millions), and shares outstanding is shown below:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Net income (loss), as reported	$(44.4)	$116.1	$(28.8)	$207.5
Add: After-tax interest expense on convertible debt	—	2.3	—	4.7

Net income (loss), for diluted net income (loss) per share	$(44.4)	$118.4	$(28.8)	$212.2

Weighted average common shares outstanding	67,097,792	68,749,259	67,173,054	68,594,681
Dilutive effect of common stock equivalents	—	1,535,066	—	1,834,945
Shares issuable upon conversion of convertible debt	—	4,813,056	—	4,813,056

Diluted shares outstanding	67,097,792	75,097,381	67,173,054	75,242,682

Diluted net income (loss) per share	$(0.66)	$1.58	$(0.43)	$2.82
     The shares issuable upon conversion of the Company’s outstanding zero-coupon convertible debt and the effect of common stock equivalents, including options and restricted stock units, were excluded from the computation of diluted net loss per share for the three months and six months ended July 2, 2005, as inclusion would have resulted in antidilution. A summary of these options, their exercise prices and these restricted stock units is shown below:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Options
Antidilutive options outstanding	3,093,680	—	3,093,680	—
Exercise price	$22.12 - $55.33	—	$22.12 - $55.33	—
Restricted stock units	1,151,141	—	1,151,141	—
     For further information related to the zero-coupon convertible senior notes, see Note 7, “Long-Term Debt,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(14) Comprehensive Income (Loss)
     Comprehensive income (loss) is defined as all changes in a Company’s net assets except changes resulting from transactions with stockholders. It differs from net income (loss) in that certain items currently recorded in equity are included in comprehensive income (loss). A summary of comprehensive income (loss) is shown below (in millions):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Net income (loss)	$(44.4)	$116.1	$(28.8)	$207.5
Other comprehensive income (loss):
Derivative instruments and hedging activities	5.4	9.1	3.8	9.7
Foreign currency translation adjustment	(83.0)	0.1	(157.4)	(18.3)

Other comprehensive income (loss)	(77.6)	9.2	(153.6)	(8.6)

Comprehensive income (loss)	$(122.0)	$125.3	$(182.4)	$198.9

(15) Pre-Production Costs Related to Long-Term Supply Agreements
     The Company incurs pre-production engineering, research and development (“ER&D”) and tooling costs related to the products produced for its customers under long-term supply agreements. The Company expenses all pre-production ER&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, the Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which the customer has not provided a non-cancelable right to use the tooling. During the first six months of 2005 and 2004, the Company capitalized $137.9 million and $105.5 million, respectively, of pre-production ER&D costs for which reimbursement is contractually guaranteed by the customer. In addition, during the first six months of 2005 and 2004, the Company capitalized $268.7 million and $210.8 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling. These amounts are included in recoverable customer engineering and tooling and other long-term assets in the consolidated balance sheets. During the six months ended July 2, 2005 and July 3, 2004, the Company collected $319.2 million and $302.0 million, respectively, of cash related to ER&D and tooling costs.
     During the first six months of 2005 and 2004, the Company capitalized $15.4 million and $21.5 million, respectively, of Company-owned tooling. These amounts are included in property, plant and equipment, net in the consolidated balance sheets.
     The classification of capitalized pre-production ER&D and tooling costs related to long-term supply agreements is shown below (in millions):

	July 2,	December 31,
	2005	2004
Current	$281.1	$205.8
Long-term	235.3	245.1

Recoverable customer engineering and tooling	$516.4	$450.9

     Gains and losses related to ER&D and tooling projects are reviewed on an aggregated program basis. Net gains on projects are deferred and recognized over the life of the long-term supply agreement. Net losses on projects are recognized as costs are incurred.
(16) Legal and Other Contingencies
     As of July 2, 2005 and December 31, 2004, the Company had recorded reserves for pending legal disputes, including commercial litigation and other matters, of $58.7 million and $25.2 million, respectively. Such reserves reflect amounts recognized in accordance with accounting principles generally accepted in the United States and exclude the cost of legal representation. Product warranty liabilities are recorded separately from legal liabilities, as described below.
Commercial Disputes
     The Company is involved from time to time in legal proceedings and claims relating to commercial or contractual disputes, including disputes with its suppliers. Largely as a result of generally unfavorable industry conditions and financial distress within the Company’s supply base, the Company has experienced an increase in commercial and contractual disputes in 2005, particularly with suppliers. These disputes vary in nature and are usually resolved by negotiations between the parties. In a recent matter, however, a

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
European seat trim supplier obtained a preliminary judgment (with no notice provided to the Company or its foreign subsidiary) awarding the supplier approximately $11.4 million in interest and penalties for allegedly late payments. The Company’s foreign subsidiary is challenging the applicability of the statute under which the preliminary judgment was awarded, as well as related attachment proceedings.
     On January 29, 2002, Seton Company (“Seton”), one of the Company’s leather suppliers, filed a suit alleging that the Company had breached a purported agreement to purchase leather from Seton for seats for the life of the General Motors GMT 800 program. Seton filed the lawsuit in the U.S. District Court for the Eastern District of Michigan seeking compensatory and exemplary damages totaling $96.5 million plus interest on breach of contract and promissory estoppel claims. In May 2005, this case proceeded to trial, and the jury returned a $30 million verdict against the Company, which has been accrued in the consolidated balance sheet as of July 2, 2005. The Court is considering motions regarding the amount of pre-judgment interest that will be awarded in addition to the verdict. The Company has filed post-trial motions challenging the verdict, and if these motions are unsuccessful, the Company intends to appeal the final judgment.
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
     The Company records product warranty liabilities based on its individual customer agreements. Product warranty liabilities are recorded for known warranty issues when amounts related to such issues are probable and reasonably estimable. In certain product liability and warranty matters, the Company may seek recovery from its suppliers that supply materials or services included within the Company’s products that are associated with the related claims.
     A summary of the changes in product warranty liabilities for the six months ended July 2, 2005, is shown below (in millions):

Balance as of December 31, 2004	$43.4
Expense, net	13.2
Settlements	(17.9)
Foreign exchange and other	(1.6)

Balance as of July 2, 2005	$37.1

Environmental Matters
     The Company is subject to local, state, federal and foreign laws, regulations and ordinances which govern activities or operations that may have adverse environmental effects and which impose liability for clean-up costs resulting from past spills, disposals or other releases of hazardous wastes and environmental compliance. The Company’s policy is to comply with all applicable environmental laws and to maintain an environmental management program based on ISO 14001 to ensure compliance. However, the Company currently is, has been and in the future may become the subject of formal or informal enforcement actions or procedures.
     The Company has been named as a potentially responsible party at several third-party landfill sites and is engaged in the cleanup of hazardous waste at certain sites owned, leased or operated by the Company, including several properties acquired in the 1999 acquisition of UT Automotive, Inc. (“UT Automotive”). Certain present and former properties of UT Automotive are subject to environmental liabilities which may be significant. The Company obtained agreements and indemnities with respect to certain environmental liabilities from United Technologies Corporation (“UTC”) in connection with its acquisition of UT Automotive. UTC manages and directly funds these environmental liabilities pursuant to its agreements and indemnities with the Company.
     As of July 2, 2005 and December 31, 2004, the Company had recorded reserves for environmental matters of $5.7 million and $5.9 million, respectively. While the Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse effect on its business, consolidated financial position or results of operations, no assurances can be given in this regard.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
     Most of the original plaintiffs have filed motions to dismiss their claims for health effects and personal injury damages; therefore, approximately three-fourths of the plaintiffs should be voluntarily dismissed from these lawsuits. Upon the completion of these dismissals, the Company anticipates that there will be approximately 300 plaintiffs remaining in the lawsuits to proceed with property damage claims only. There is the potential that the dismissed plaintiffs could seek separate counsel to re-file their personal injury claims. In March 2005, the venue for these lawsuits was transferred from Lowndes County, Mississippi, to Lafayette County, Mississippi. In April 2005, certain plaintiffs filed an amended complaint alleging negligence, nuisance, intentional tort and conspiracy claims and seeking compensatory and punitive damages. In late April 2005, the court scheduled the first trial date for the initial plaintiffs to commence in March 2006. Discovery continued during the second quarter of 2005.
     UTC, the former owner of UT Automotive, and Johnson Electric have each sought indemnification for losses associated with the Mississippi claims from the Company under the respective acquisition agreements, and the Company has claimed indemnification from them under the same agreements. To date, no company admits to, or has been found to have, an obligation to fully defend and indemnify any other. The Company intends to vigorously defend against these claims and believes that it will eventually be indemnified by either UTC or Johnson Electric for resulting losses, if any. However, the ultimate outcome of these matters is unknown.
Other Matters
     In January 2004, the Securities and Exchange Commission (“SEC”) commenced an informal inquiry into the Company’s September 2002 amendment of its 2001 Form 10-K. The amendment was filed to report the Company’s employment of relatives of certain of its directors and officers and certain related party transactions. The SEC’s inquiry does not relate to the Company’s consolidated financial statements. In February 2005, the staff of the SEC informed the Company that it proposed to recommend to the SEC that it issue an administrative “cease and desist” order as a result of the Company’s failure to disclose the related party transactions in question prior to the amendment of its 2001 Form 10-K. The Company expects to consent to the entry of the order as part of a settlement of this matter.
     Prior to the Company’s acquisition of UT Automotive from UTC in May 1999, a subsidiary of the Company purchased the stock of a UT Automotive subsidiary. In connection with the acquisition, the Company agreed to indemnify UTC for certain tax consequences if the Internal Revenue Service (the “IRS”) overturned UTC’s tax treatment of the transaction. The IRS has proposed an adjustment to UTC’s tax treatment of the transaction seeking an increase in tax of $87.5 million, excluding interest. A protest objecting to the proposed adjustment has been filed with the IRS. The case has now been referred to the Appeals Office of the IRS for an independent review. An indemnity payment by the Company to UTC for the ultimate amount due to the IRS would constitute an adjustment to the purchase price and resulting goodwill of the UT Automotive acquisition, if and when made, and would not be expected to have a material effect on the Company’s reported earnings. The Company believes that valid support exists for UTC’s tax positions and intends to vigorously contest the IRS’s proposed adjustment. However, the ultimate outcome of this matter is not certain.
     On June 13, 2005, The Chamberlain Group (“Chamberlain”) filed a lawsuit against the Company and Ford Motor Company (“Ford”) in the Northern District of Illinois alleging patent infringement. Two counts are asserted against the Company and Ford based upon Chamberlain’s rolling code security system patent and a related product which operates transmitters to actuate garage door

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
openers. Two additional counts are asserted against Ford only (not the Company) based upon different Chamberlain patents. The Chamberlain lawsuit was filed in connection with the Company’s marketing of its universal garage door opener system, which competes with a product offered by Johnson Controls Inc. (“JCI”). JCI obtained technology from Chamberlain to operate its product. On January 26, 2004, the Company filed a patent infringement lawsuit against JCI in the U.S. District Court for Eastern District of Michigan asserting that JCI’s garage door opener product infringed certain of the Company’s radio frequency transmitter patents. After the Company filed its patent infringement action against JCI, JCI sued one of the Company’s vendors in Ottawa Circuit Court, Michigan, on July 7, 2004, alleging misappropriation of trade secrets. In this action, JCI attempted to prevent the engineering firm from working with the Company. The Company intends to vigorously defend the Chamberlain action and pursue its patent infringement claims against JCI. While the Company does not believe that any of these lawsuits will have a material adverse impact on the Company’s business, consolidated financial position or results of operations, no assurances can be given in this regard.
     The Company is involved in certain other legal actions and claims arising in the ordinary course of business, including, without limitation, supplier disputes, intellectual property matters, personal injury claims, tax claims and employment matters. Although the outcome of any legal matter cannot be predicted with certainty, the Company does not believe that any of these other legal proceedings or matters in which it is currently involved, either individually or in the aggregate, will have a material adverse effect on its business, consolidated financial position or results of operations.
(17) Segment Reporting
     The Company has three reportable operating segments: seating, interior and electronic and electrical. The seating segment includes seat systems and components thereof. The interior segment includes instrument panels and cockpit systems, overhead systems, door panels, flooring and acoustic systems and other interior products. The electronic and electrical segment includes electronic products and electrical distribution systems, primarily wire harnesses and junction boxes, interior control and entertainment systems and wireless systems. The Other category includes the corporate headquarters, geographic headquarters and the elimination of intercompany activities, none of which meets the requirements of being classified as an operating segment.
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

	Three Months Ended July 2, 2005
			Electronic and
	Seating	Interior	Electrical	Other	Consolidated
Revenues from external customers	$2,879.9	$767.0	$772.4	$—	$4,419.3
Income (loss) before interest, other expense and income taxes	48.6	(17.8)	52.0	(52.8)	30.0
Depreciation and amortization	36.6	27.5	26.4	5.2	95.7
Capital expenditures	71.1	40.3	30.7	7.6	149.7
Total assets	4,371.6	2,527.2	2,473.9	(282.8)	9,089.9

	Three Months Ended July 3, 2004
			Electronic and
	Seating	Interior	Electrical	Other	Consolidated
Revenues from external customers	$2,888.0	$739.1	$656.9	$—	$4,284.0
Income before interest, other expense and income taxes	187.8	20.0	59.2	(54.1)	212.9
Depreciation and amortization	34.7	26.9	19.7	5.7	87.0
Capital expenditures	63.0	25.2	24.2	2.9	115.3
Total assets	4,307.6	2,398.3	2,242.4	(17.3)	8,931.0

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Six Months Ended July 2, 2005
			Electronic and
	Seating	Interior	Electrical	Other	Consolidated
Revenues from external customers	$5,628.6	$1,529.8	$1,546.9	$—	$8,705.3
Income (loss) before interest, other expense and income taxes	98.7	(26.2)	110.3	(104.0)	78.8
Depreciation and amortization	71.7	57.5	51.7	10.4	191.3
Capital expenditures	130.2	77.8	51.1	20.0	279.1
Total assets	4,371.6	2,527.2	2,473.9	(282.8)	9,089.9

	Six Months Ended July 3, 2004
			Electronic and
	Seating	Interior	Electrical	Other	Consolidated
Revenues from external customers	$5,895.8	$1,556.4	$1,323.9	$—	$8,776.1
Income before interest, other expense and income taxes	335.4	48.7	118.5	(110.5)	392.1
Depreciation and amortization	67.0	54.0	37.7	11.4	170.1
Capital expenditures	99.5	46.5	46.1	0.5	192.6
Total assets	4,307.6	2,398.3	2,242.4	(17.3)	8,931.0
     Income (loss) before interest, other expense and income taxes for the three and six months ended July 2, 2005, includes restructuring charges of $12.9 million, $3.2 million, $8.9 million and $0.8 million in the seating, interior, electronic and electrical operating segments and in the other category, respectively. Income before interest, other expense and income taxes for the three and six months ended July 3, 2004, includes restructuring charges of $5.4 million and $7.8 million, respectively, in the seating operating segment.
     A reconciliation of consolidated income before interest, other expense and income taxes to consolidated income (loss) before provision (benefit) for income taxes is shown below (in millions):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Income before interest, other expense and income taxes	$30.0	$212.9	$78.8	$392.1
Interest expense	48.2	39.2	93.0	78.3
Other expense, net	32.2	14.8	39.1	28.9

Income (loss) before provision (benefit) for income taxes	$(50.4)	$158.9	$(53.3)	$284.9

(18) Financial Instruments
     Certain of the Company’s European and Asian subsidiaries periodically factor their accounts receivable with financial institutions. Such receivables are factored without recourse to the Company and are excluded from accounts receivable in the consolidated balance sheets. As of July 2, 2005, the amount of factored receivables was $137.5 million. As of December 31, 2004, there were no factored accounts receivable.
Asset-backed Securitization Agreement
     The Company and several of its U.S. subsidiaries sell certain accounts receivable to a wholly-owned, consolidated, bankruptcy-remote special purpose corporation (Lear ASC Corporation) under an asset-backed securitization facility (the “ABS facility”). In turn, Lear ASC Corporation transfers undivided interests in up to $150 million of the receivables to bank-sponsored commercial-paper conduits. As of July 2, 2005, accounts receivable totaling $657.1 million had been transferred to Lear ASC Corporation, including $527.2 million of retained interests, which is included in accounts receivable in the consolidated balance sheet as of July 2, 2005, and serves as credit enhancement for the facility, and $129.9 million of undivided interests, which was transferred to the conduits and is excluded from accounts receivable in the consolidated balance sheet as of July 2, 2005. As of December 31, 2004, accounts receivable totaling $654.4 million had been transferred to Lear ASC Corporation, but no undivided interests in the receivables were

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
transferred to the conduits. As such, this retained interest is included in accounts receivable in the consolidated balance sheet as of December 31, 2004. A discount on the sale of receivables of $0.9 million and $0.5 million was recognized in the three months ended July 2, 2005 and July 3, 2004, respectively, and $1.7 million and $0.9 million was recognized in the six months ended July 2, 2005 and July 3, 2004, respectively. This discount is included in other expense, net in the consolidated statements of operations.
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
     A summary of certain cash flows received from and paid to Lear ASC Corporation is shown below (in millions):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Proceeds from securitizations	$129.9	$—	$129.9	$—
Proceeds from collections reinvested in securitizations	1,059.4	1,406.9	2,152.7	2,586.5
Servicing fees received	1.3	1.4	2.6	2.8
Derivative Instruments and Hedging Activities
     Forward foreign exchange, futures and option contracts — The Company uses forward foreign exchange, futures and option contracts to reduce the effect of fluctuations in foreign exchange rates on short-term, foreign currency denominated intercompany transactions and other known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Mexican peso, Canadian dollar and the Euro. Forward foreign exchange and futures contracts are accounted for as fair value hedges when the hedged item is a recognized asset or liability or an unrecognized firm commitment. As of July 2, 2005, contracts designated as fair value hedges with $932.4 million of notional amount were outstanding with maturities of less than two months. As of July 2, 2005, the fair market value of these contracts was approximately negative $4.0 million. Forward foreign exchange, futures and option contracts are accounted for as cash flow hedges when the hedged item is a forecasted transaction or the variability of cash flows to be paid or received relates to a recognized asset or liability. As of July 2, 2005, contracts designated as cash flow hedges with $490.9 million of notional amount were outstanding with maturities of less than six months. As of July 2, 2005, the fair market value of these contracts was approximately $18.1 million.
     Interest rate swap contracts — The Company uses interest rate swap contracts to manage its exposure to fluctuations in interest rates. Interest rate swap contracts which fix the interest payments of certain variable rate debt instruments or fix the market rate component of anticipated fixed rate debt instruments are accounted for as cash flow hedges. Interest rate swap contracts which hedge the change in fair market value of certain fixed rate debt instruments are accounted for as fair value hedges. As of July 2, 2005, contracts representing $300.0 million of notional amount were outstanding with maturity dates through May 2009. All of these contracts are designated as fair value hedges and modify the fixed rate characteristics of the Company’s outstanding 8.11% senior notes due May 2009. These contracts convert these fixed rate obligations into variable rate obligations with coupons which reset semi-annually based on LIBOR plus a spread of 4.58%. However, the effective cost of these contracts, including the impact of swap contract restructuring, is LIBOR plus 3.85%. The fair market value of all outstanding interest rate swap contracts is subject to changes in value due to changes in interest rates. As of July 2, 2005, the fair market value of these contracts was approximately negative $9.2 million.
     As of July 2, 2005 and December 31, 2004, net gains of approximately $23.1 million and $17.4 million, respectively, related to derivative instruments and hedging activities were recorded in accumulated other comprehensive income (loss). Net gains (losses) of $8.8 and $(1.8) million in the three months ended July 2, 2005 and July 3, 2004, respectively, and $14.3 million and $(3.3) million in the six months ended July 2, 2005 and July 3, 2004, respectively, related to the Company’s hedging activities were reclassified from accumulated other comprehensive income (loss) into earnings. As of July 2, 2005, all cash flow hedges were scheduled to mature within six months, all fair value hedges of the Company’s foreign exchange exposure were scheduled to mature within two months, and all fair value hedges of the Company’s fixed rate debt instruments were scheduled to mature within four years. During the twelve month period ended July 1, 2006, the Company expects to reclassify into earnings net gains of approximately $19.0 million recorded in accumulated other comprehensive income (loss). Such gains will be reclassified at the time the underlying hedged transactions are realized. During the three and six months ended July 2, 2005 and July 3, 2004, amounts included in the consolidated statements of

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
operations related to changes in the fair value of cash flow and fair value hedges excluded from the effectiveness assessments and the ineffective portion of changes in the fair value of cash flow and fair value hedges were not material.
     Non-U.S. dollar financing transactions — The Company has designated its 8.125% Euro-denominated senior notes (Note 9, “Long-Term Debt”) as a net investment hedge of long-term investments in its Euro-functional subsidiaries. As of July 2, 2005, the amount recorded in cumulative translation adjustment related to the effective portion of the net investment hedge of foreign operations was approximately negative $77.5 million.
(19) Accounting Pronouncements
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
Accounting Changes
     The FASB issued SFAS No. 154, “Accounting Changes and Error Corrections: a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement requires retrospective application for voluntary changes in accounting principles and changes required by an accounting pronouncement that does not include specific transition provisions, unless it is impracticable to do so. Retrospective application results in the restatement of prior periods’ financial statements to reflect the change in accounting principle. APB Opinion No. 20 previously required that the impact of most voluntary changes in accounting principles be recognized in the period of change as a cumulative effect of a change in accounting principle. The provisions of this statement are to be applied prospectively to accounting changes made in fiscal years beginning after December 15, 2005.
Stock-Based Compensation
     The FASB issued a revised SFAS No. 123, “Share-Based Payment.” This statement requires that all share-based payments to employees be recognized in the financial statements based on their grant-date fair value. Under previous guidance, companies had the option of recognizing the fair value of stock-based compensation in the financial statements or disclosing the proforma impact of stock-based compensation on the statement of operations in the notes to the financial statements. As described in Note 3, “Stock-Based Compensation,” the Company adopted the fair value recognition provisions of SFAS No. 123 for all employee awards issued after January 1, 2003. The revised statement is effective at the beginning of the first annual period beginning after December 15, 2005, and provides two methods of adoption, the modified-prospective method and the modified-retrospective method. The Company anticipates adopting the revised statement using the modified-prospective method. The Company is currently evaluating the provisions of the revised statement but does not expect the impact of adoption to be significant.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(20) Supplemental Guarantor Condensed Consolidating Financial Statements

	July 2, 2005
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5.0	$4.2	$123.7	$—	$132.9
Accounts receivable	80.9	367.5	1,803.4	—	2,251.8
Inventories	16.1	182.4	381.8	—	580.3
Recoverable customer engineering and tooling	13.3	175.1	92.7	—	281.1
Other	109.5	46.8	207.0	—	363.3

Total current assets	224.8	776.0	2,608.6	—	3,609.4

LONG-TERM ASSETS:
Property, plant and equipment, net	188.7	793.1	1,031.0	—	2,012.8
Goodwill, net	105.0	1,922.4	961.5	—	2,988.9
Investments in subsidiaries	4,431.7	2,641.1	—	(7,072.8)	—
Other	105.6	102.9	270.3	—	478.8

Total long-term assets	4,831.0	5,459.5	2,262.8	(7,072.8)	5,480.5

	$5,055.8	$6,235.5	$4,871.4	$(7,072.8)	$9,089.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$—	$—	$49.0	$—	$49.0
Accounts payable and drafts	285.2	889.9	1,693.9	—	2,869.0
Accrued liabilities	128.5	272.0	697.8	—	1,098.3
Current portion of long-term debt	—	2.3	3.6	—	5.9

Total current liabilities	413.7	1,164.2	2,444.3	—	4,022.2

LONG-TERM LIABILITIES:
Long-term debt	1,798.8	9.5	29.8	—	1,838.1
Intercompany accounts, net	13.2	1,050.6	(1,063.8)	—	—
Other	309.5	197.7	201.8	—	709.0

Total long-term liabilities	2,121.5	1,257.8	(832.2)	—	2,547.1

STOCKHOLDERS’ EQUITY	2,520.6	3,813.5	3,259.3	(7,072.8)	2,520.6

	$5,055.8	$6,235.5	$4,871.4	$(7,072.8)	$9,089.9

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(20) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(20) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	For the Three Months Ended July 2, 2005
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$320.6	$1,803.3	$2,915.5	$(620.1)	$4,419.3

Cost of sales	354.4	1,720.1	2,744.1	(620.1)	4,198.5
Selling, general and administrative expenses	65.4	40.0	85.4	—	190.8
Interest expense	6.3	30.7	11.2	—	48.2
Intercompany (income) expense, net	(52.2)	77.9	(25.7)	—	—
Other expense, net	16.5	6.0	9.7	—	32.2

Income (loss) before provision (benefit) for income taxes and equity in net (income) loss of subsidiaries	(69.8)	(71.4)	90.8	—	(50.4)
Provision (benefit) for income taxes	(29.6)	(15.7)	39.3	—	(6.0)
Equity in net (income) loss of subsidiaries	4.2	(53.8)	—	49.6	—

Net income (loss)	$(44.4)	$(1.9)	$51.5	$(49.6)	$(44.4)

	For the Three Months Ended July 3, 2004
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$274.6	$1,948.2	$2,721.0	$(659.8)	$4,284.0

Cost of sales	296.3	1,758.6	2,517.3	(659.8)	3,912.4
Selling, general and administrative expenses	45.7	46.0	67.0	—	158.7
Interest (income) expense	(9.5)	39.3	9.4	—	39.2
Intercompany (income) expense, net	(73.3)	84.7	(11.4)	—	—
Other (income) expense, net	(15.8)	3.8	26.8	—	14.8

Income before provision for income taxes and equity in net income of subsidiaries	31.2	15.8	111.9	—	158.9
Provision for income taxes	0.7	14.5	27.6	—	42.8
Equity in net income of subsidiaries	(85.6)	(38.4)	—	124.0	—

Net income	$116.1	$39.7	$84.3	$(124.0)	$116.1

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(20) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	For the Six Months Ended July 2, 2005
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$630.6	$3,544.7	$5,757.6	$(1,227.6)	$8,705.3

Cost of sales	709.7	3,381.4	5,421.1	(1,227.6)	8,284.6
Selling, general and administrative expenses	104.5	70.0	167.4	—	341.9
Interest expense	23.8	51.5	17.7	—	93.0
Intercompany (income) expense, net	(173.1)	160.5	12.6	—	—
Other expense, net	17.0	12.1	10.0	—	39.1

Income (loss) before provision (benefit) for income taxes and equity in net (income) loss of subsidiaries	(51.3)	(130.8)	128.8	—	(53.3)
Provision (benefit) for income taxes	(24.4)	(35.1)	35.0	—	(24.5)
Equity in net (income) loss of subsidiaries	1.9	(107.9)	—	106.0	—

Net income (loss)	$(28.8)	$12.2	$93.8	$(106.0)	$(28.8)

	For the Six Months Ended July 3, 2004
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$512.3	$4,048.6	$5,573.0	$(1,357.8)	$8,776.1

Cost of sales	566.7	3,674.6	5,174.1	(1,357.8)	8,057.6
Selling, general and administrative expenses	81.1	104.9	140.4	—	326.4
Interest expense	2.5	57.6	18.2	—	78.3
Intercompany (income) expense, net	(171.8)	188.7	(16.9)	—	—
Other (income) expense, net	(17.6)	10.8	35.7	—	28.9

Income before provision (benefit) for income taxes and equity in net income of subsidiaries	51.4	12.0	221.5	—	284.9
Provision (benefit) for income taxes	(0.2)	25.1	52.5	—	77.4
Equity in net income of subsidiaries	(155.9)	(94.9)	—	250.8	—

Net income	$207.5	$81.8	$169.0	$(250.8)	$207.5

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(20) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	For the Six Months Ended July 2, 2005
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net cash provided by operating activities	$84.4	$70.6	$371.1	$—	$526.1
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(58.4)	(122.8)	(97.9)	—	(279.1)
Other, net	0.4	2.6	0.1	—	3.1

Net cash used in investing activities	(58.0)	(120.2)	(97.8)	—	(276.0)

Cash Flows from Financing Activities:
Long—term debt repayments, net	(619.8)	(1.1)	(1.3)	—	(622.2)
Short-term debt borrowings, net	—	—	5.3	—	5.3
Dividends paid	(33.6)	—	—	—	(33.6)
Proceeds from exercise of stock options	3.0	—	—	—	3.0
Repurchase of common stock	(25.4)	—	—	—	(25.4)
Increase in drafts	2.6	6.5	1.4	—	10.5
Other, net	0.6	—	—	—	0.6
Change in intercompany accounts	527.7	40.5	(568.2)	—	—

Net cash used in financing activities	(144.9)	45.9	(562.8)	—	(661.8)

Effect of foreign currency translation	—	4.1	(44.4)	—	(40.3)

Net Change in Cash and Cash Equivalents	(118.5)	0.4	(333.9)		(452.0)
Cash and Cash Equivalents as of Beginning of Period	123.5	3.8	457.6	—	584.9

Cash and Cash Equivalents as of End of Period	$5.0	$4.2	$123.7	$—	$132.9

	For the Six Months Ended July 3, 2004
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net cash provided by operating activities	$90.1	$52.0	$170.0	$—	$312.1
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(45.1)	(55.9)	(91.6)	—	(192.6)
Deposit on acquisition	—	—	(73.9)	—	(73.9)
Other, net	(5.0)	7.0	(0.4)	—	1.6

Net cash used in investing activities	(50.1)	(48.9)	(165.9)	—	(264.9)

Cash Flows from Financing Activities:
Long—term debt repayments, net	(10.8)	(0.5)	(0.9)	—	(12.2)
Short-term debt repayments, net	(0.3)	0.1	(9.8)	—	(10.0)
Dividends paid	(41.1)	—	—	—	(41.1)
Proceeds from exercise of stock options	16.6	—	—	—	16.6
Repurchase of common stock	(23.5)	—	—	—	(23.5)
Decrease in drafts	8.1	(6.6)	(1.8)	—	(0.3)
Change in intercompany accounts	23.7	3.6	(27.3)	—	—

Net cash used in financing activities	(27.3)	(3.4)	(39.8)	—	(70.5)

Effect of foreign currency translation	—	1.4	1.4	—	2.8

Net Change in Cash and Cash Equivalents	12.7	1.1	(34.3)		(20.5)
Cash and Cash Equivalents as of Beginning of Period	40.9	9.7	118.7	—	169.3

Cash and Cash Equivalents as of End of Period	$53.6	$10.8	$84.4	$—	$148.8

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(20) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)
     Basis of Presentation — Certain of the Company’s wholly-owned subsidiaries (the “Guarantors”) have unconditionally fully guaranteed, on a joint and several basis, the punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all of the Company’s obligations under the Primary Credit Facility and the indentures governing the Company’s senior notes, including the Company’s obligations to pay principal, premium, if any, and interest with respect to the senior notes. The senior notes consist of $800 million aggregate principal amount of 8.11% senior notes due May 2009, Euro 250 million aggregate principal amount of 8.125% senior notes due April 2008, $640 million aggregate principal amount at maturity of zero-coupon convertible senior notes due February 2022 and $400 million aggregate principal amount of 5.75% senior notes due August 2014. The Guarantors under the indentures are currently Lear Operations Corporation, Lear Seating Holdings Corp. #50, Lear Corporation EEDS and Interiors, Lear Technologies, L.L.C., Lear Midwest Automotive, Limited Partnership, Lear Automotive (EEDS) Spain S.L. and Lear Corporation Mexico, S.A. de C.V. In lieu of providing separate unaudited financial statements for the Guarantors, the Company has included the unaudited supplemental guarantor condensed consolidating financial statements above. Management does not believe that separate financial statements of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented.
     Distributions — There are no significant restrictions on the ability of the Guarantors to make distributions to the Company.
     Selling, General and Administrative Expenses — The Parent allocated $6.4 million and $22.0 million in the three months ended July 2, 2005 and July 3, 2004, respectively, and $14.9 million and $43.7 million in the six months ended July 2, 2005 and July 3, 2004, respectively, of corporate selling, general and administrative expenses to its operating subsidiaries. The allocations were based on various factors, which estimate usage of particular corporate functions, and in certain instances, other relevant factors, such as the revenues or the number of employees of the Company’s subsidiaries.
     Long-term debt of the Parent and the Guarantors — A summary of long-term debt of the Parent and the Guarantors on a combined basis is shown below (in millions):

	July 2,	December 31,
	2005	2004
Senior notes	$1,793.8	$2,424.0
Other long-term debt	16.8	43.0

	1,810.6	2,467.0
Less — current portion	(2.3)	(628.9)

	$1,808.3	$1,838.1

     The obligations of foreign subsidiary borrowers under the Primary Credit Facility are guaranteed by the Parent.
     For more information on the above indebtedness, see Note 9, “Long-Term Debt.”

LEAR CORPORATION
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
EXECUTIVE OVERVIEW
     We are one of the world’s largest automotive interior systems suppliers based on net sales. Our net sales have grown from $12.4 billion for the year ended December 31, 1999, to $17.0 billion for the year ended December 31, 2004. The major source of our internal growth has been new program awards. We supply every major automotive manufacturer in the world, including General Motors, Ford, DaimlerChrysler, BMW, PSA, Fiat, Volkswagen, Renault-Nissan, Mazda, Subaru, Toyota and Hyundai.
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
     Automotive industry conditions in North America and Europe continue to be challenging. In North America, the industry is characterized by significant overcapacity, fierce competition and significant pension and healthcare liabilities for the domestic automakers. In Europe, the market structure is relatively fragmented with significant overcapacity. During 2005, the domestic automakers have lowered production levels on several of our key platforms, particularly within the sport utility vehicle and light truck market segments. In addition, certain of our key platforms in North America and Europe are undergoing model changeovers or refreshenings that are having a larger than normal adverse impact on our vehicle platform mix in 2005. In North America, more than half of our major platforms, representing more than 40% of our net sales in the region, are undergoing model changeovers or refreshenings in 2005. As a result, our vehicle platform mix has had a material adverse impact on our operating results in the first half of 2005. While our vehicle platform mix is expected to improve somewhat during the course of 2005, there remains considerable uncertainty regarding our customers’ production schedules. Historically, the majority of our sales have been derived from the U.S.-based automotive manufacturers in North America, as well as automotive manufacturers in Western Europe. As discussed below, our ability to increase sales in the future will depend, in part, on our ability to increase our penetration of Asian automotive manufacturers worldwide and leverage our existing North American and European customer base across all product lines.
     Our customers require us to reduce costs and, at the same time, assume greater responsibility for the design, development, engineering and integration of interior products. We seek to enhance our profitability by investing in technology, design capabilities and new product initiatives that respond to the needs of our customers and consumers. Our profitability is also dependent on our ability to achieve product cost reductions, including cost reductions from our suppliers. Finally, we continually evaluate alternatives to align our business with the changing needs of our customers and to lower the operating costs of our company. In the second quarter of 2005, we began to implement consolidation and census actions in order to address unfavorable industry conditions. These actions are the initial phase of a comprehensive restructuring strategy intended to (i) better align our manufacturing capacity with the changing needs of our customers, (ii) eliminate excess capacity and lower our operating costs, and (iii) streamline our organizational structure and reposition our business for improved long-term profitability. The restructuring actions will consist primarily of facility consolidations and closures, including the movement of certain manufacturing operations to lower-cost countries, and census reductions. In connection with the restructuring actions, we expect to incur pre-tax costs of up to $250 million, although the overall restructuring plan has not been finalized.
     Increases in certain raw material, energy and commodity costs (principally steel, resins and other oil-based commodities) had a material adverse impact on our operating results in 2004 and are continuing to have a material adverse effect on our profitability in 2005. Unfavorable industry conditions have also resulted in financial distress within our supply base and an increase in commercial disputes. We have developed strategies to mitigate or partially offset the impact of higher raw material and commodity costs, which include aggressive cost reduction actions, the utilization of our cost technology optimization process (value engineering and competitive benchmarking), the selective in-sourcing of components where we have available capacity, the continued consolidation of our supply base and the acceleration of low-cost

LEAR CORPORATION
country sourcing and engineering. In addition, the sharing of increased raw material costs has been, and will continue to be, the subject of negotiations with our customers. While we believe that our mitigation strategies would offset a substantial portion of the financial impact of these increased costs, in many cases, the implementation of these strategies requires the approval and the cooperation of our customers. No assurances can be given that the magnitude and duration of these increased costs will not have a continued material adverse impact on our operating results. See “— Forward-Looking Statements.”
     In evaluating our financial condition and operating performance, we focus primarily on profitable sales growth and cash flows, as well as return on invested capital on a consolidated basis. In addition to maintaining and expanding our business with our existing customers in our more established markets, we have increased our emphasis on expanding our business in the Asian market and with Asian automotive manufacturers worldwide. The Asian market presents growth opportunities, as automotive manufacturers expand production in this market to meet increasing demand. In addition, we have increased our manufacturing capabilities in Eastern Europe. We have opened facilities to support growth in the Czech Republic and Slovakia, and we are expanding our low-cost operations in Poland and Romania. We currently have twelve joint ventures in China and several other joint ventures dedicated to serving Asian automotive manufacturers. We will continue to seek ways to expand our business in the Asian market and with Asian automotive manufacturers worldwide.
     Our success in generating cash flow will depend, in part, on our ability to efficiently manage working capital. Working capital can be significantly impacted by the timing of cash flows from sales and purchases. In this regard, changes in certain customer payment terms are expected to have a material negative impact on our reported cash flows in 2005 but are not expected to have a significant impact on our average daily cash flows. In addition, our cash flow is also dependent on our ability to efficiently manage our capital spending. Capital spending is expected to be higher in 2005 than in prior years, primarily as a result of new program spending and investments in common seat architecture.
     We utilize return on invested capital as a measure of the efficiency with which assets are deployed to increase earnings. Improvements in our return on invested capital will depend on our ability to maintain an appropriate asset base for our business and to increase productivity and operating efficiency. The level of profitability and the return on invested capital of our interior segment is below that of our seating and electronic and electrical segments. We continue to evaluate strategic alternatives with respect to this segment.
     In the second quarter of 2005, we incurred costs of $28 million related to the restructuring actions described above. In addition, we recorded a charge of $17 million related to the impairment of an investment in a non-core business and experienced $35 million in litigation-related charges. In the first quarter, we recorded a tax benefit of $18 million resulting from a tax law change in Poland. In the second quarter of 2004, we incurred costs of $22 million related to facility closures and other similar actions. For further information regarding to these items, see “— Restructuring” and Note 2, “Restructuring,” Note 8, “Investments in Affiliates,” Note 12, “Provision (Benefit) for Income Taxes,” and Note 16, “Legal and Other Contingencies,” to the accompanying consolidated financial statements.
     For further information regarding other factors that have had, or may in the future have, a significant impact on our business, financial condition or results of operations, see “— Forward-Looking Statements” and Item 7, “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2004.

LEAR CORPORATION
RESULTS OF OPERATIONS
     A summary of our operating results as a percentage of net sales is shown below (dollar amounts in millions):

	Three Months Ended				Six Months Ended
	July 2,		July 3,		July 2,		July 3,
	2005		2004		2005		2004
Net sales
Seating	$2,879.9	65.2%	$2,888.0	67.4%	$5,628.6	64.6%	$5,895.8	67.2%
Interior	767.0	17.3	739.1	17.3	1,529.8	17.6	1,556.4	17.7
Electronic and electrical	772.4	17.5	656.9	15.3	1,546.9	17.8	1,323.9	15.1

Net sales	4,419.3	100.0	4,284.0	100.0	8,705.3	100.0	8,776.1	100.0
Gross profit	220.8	5.0	371.6	8.7	420.7	4.8	718.5	8.2
Selling, general and administrative expenses	190.8	4.3	158.7	3.7	341.9	3.9	326.4	3.7
Interest expense	48.2	1.1	39.2	0.9	93.0	1.1	78.3	0.9
Other expense, net	32.2	0.7	14.8	0.4	39.1	0.4	28.9	0.3
Provision (benefit) for income taxes	(6.0)	(0.1)	42.8	1.0	(24.5)	(0.3)	77.4	0.9

Net income (loss)	$(44.4)	(1.0)%	$116.1	2.7%	$(28.8)	(0.3)%	$207.5	2.4%

Three Months Ended July 2, 2005 vs. Three Months Ended July 3, 2004
     Net sales in the second quarter of 2005 were $4.4 billion as compared to $4.3 billion in the second quarter of 2004, an increase of $135 million or 3.2%. New business, net of selling price reductions, the impact of net foreign exchange rate fluctuations and the acquisition of Grote & Hartmann favorably impacted net sales by $328 million, $124 million and $58 million, respectively. This increase was partially offset by less favorable vehicle platform mix and lower production volumes, particularly in North America, which collectively reduced net sales by $409 million.
     Gross profit and gross margin were $221 million and 5.0% in the quarter ended July 2, 2005, as compared to $372 million and 8.7% in the quarter ended July 3, 2004. The declines in gross profit and gross margin were largely due to selling price reductions, less favorable vehicle platform mix and lower production volumes, which collectively reduced gross profit by $239 million. Gross profit was also negatively affected by the net impact of higher commodity costs and, to a lesser extent, costs incurred related to our restructuring actions. These decreases were partially offset by the benefit from our productivity initiatives and other efficiencies.
     Selling, general and administrative expenses, including research and development, were $191 million in the three months ended July 2, 2005, as compared to $159 million in the three months ended July 3, 2004. As a percentage of net sales, selling, general and administrative expenses were 4.3% and 3.7% in the second quarters of 2005 and 2004, respectively. Selling, general and administrative expenses increased during the quarter primarily due to $30 million in litigation-related charges, as well as incremental spending resulting from the acquisition of Grote & Hartmann and costs incurred related to our restructuring strategy. These increases were partially offset by a decrease in compensation-related expenses.
     Interest expense was $48 million in the second quarter of 2005 as compared to $39 million in the second quarter of 2004, primarily due to the interest component of litigation-related charges and an increase in short-term interest rates.
     Other expense, which includes state and local non-income taxes, foreign exchange gains and losses, minority interests in consolidated subsidiaries, equity in net income (loss) of affiliates, gains and losses on the sales of fixed assets and other miscellaneous income and expense, was $32 million in the second quarter of 2005 as compared to $15 million in the second quarter of 2004. This increase is primarily related to a $17 million impairment charge on an equity investment in a non-core business, which was subsequently divested.
     The benefit for income taxes was $6 million, representing an effective tax rate of 11.9%, for the three months ended July 2, 2005, as compared to a provision for income taxes of $43 million, representing an effective tax rate of 26.9%, for the three months ended July 3, 2004. The decrease in the effective tax rate is primarily the result of the impact of a portion of the restructuring and litigation-related charges that were incurred in countries for which no tax benefit was provided due to a history of operating losses in those countries. In addition, no tax benefit was provided on the $17 million impairment charge referred to above because this item will

LEAR CORPORATION
result in a capital loss for which no tax benefit is likely to be realized. Excluding these items, the effective tax rate for the three months ended July 2, 2005, was 24.1% as compared to an effective tax rate of 26.9% for the three months ended July 3, 2004. This decrease is primarily the result of the mix of our earnings by country. Excluding these items, the effective tax rates for the second quarters of 2005 and 2004 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, valuation adjustments, research and development credits and other items. During 2005, we have recognized a tax benefit for operating losses generated in the United States as we believe it is more likely than not that such benefit will be realized.
     Net loss in the second quarter of 2005 was $44 million, or $0.66 per diluted share, as compared to net income of $116 million, or $1.58 per diluted share, in the second quarter of 2004, for the reasons described above.
Reportable Operating Segments
     The financial information presented below is for our three reportable operating segments for the periods presented. These segments are: seating, which includes seat systems and the components thereof; interior, which includes instrument panels and cockpit systems, overhead systems, door panels, flooring and acoustic systems and other interior products; and electronic and electrical, which includes electronic products and electrical distribution systems, primarily wire harnesses and junction boxes, interior control and entertainment systems and wireless systems. Financial measures regarding each segment’s income before interest, other expense and income taxes and income before interest, other expense and income taxes divided by net sales (“margin”) are not measures of performance under accounting principles generally accepted in the United States (“GAAP”). Such measures are presented because we evaluate the performance of our reportable operating segments, in part, based on income before interest, other expense and income taxes. These measures should not be considered in isolation or as a substitute for net income, net cash provided by operating activities or other income statement or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, these measures, as we determine them, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated income before interest, other expense and income taxes to income before provision for income taxes, see Note 17, “Segment Reporting.”
Seating
     A summary of financial measures for our seating segment is shown below (dollar amounts in millions):

	Three months ended
	July 2,	July 3,
	2005	2004
Net sales	$2,879.9	$2,888.0
Income before interest, other expense and income taxes	48.6	187.8
Margin	1.7%	6.5%
     Seating net sales were $2.9 billion in the second quarter of 2005 as well as in the second quarter of 2004. Less favorable vehicle platform mix and lower production volumes, particularly in North America, reduced net sales by $352 million. This decrease was largely offset by the impact of new business, net of selling price reductions, and net foreign exchange rate fluctuations, which improved net sales by $239 million and $92 million, respectively. Income before interest, other expense and income taxes and the related margin on net sales were $49 million and 1.7% in the three months ended July 2, 2005, as compared to $188 million and 6.5% in the three months ended July 3, 2004. The declines in income before interest, other expense and income taxes and the related margin were largely due to less favorable vehicle platform mix and lower production volumes, which, collectively with the favorable impact of new business, negatively impacted income before interest, other expense and income taxes by $69 million. Litigation-related charges also reduced income before interest, other expense and income taxes by $30 million. The effect of net selling price reductions and the net impact of higher commodity costs were partially offset by the benefit from our productivity initiatives and other efficiencies.

LEAR CORPORATION
Interior
     A summary of financial measures for our interior segment is shown below (dollar amounts in millions):

	Three months ended
	July 2,	July 3,
	2005	2004
Net sales	$767.0	$739.1
Income (loss) before interest, other expense and income taxes	(17.8)	20.0
Margin	(2.3)%	2.7%
     Interior net sales were $767 million in the second quarter of 2005 as compared to $739 million in the second quarter of 2004, an increase of $28 million or 3.8%. The impact of new business, net of selling price reductions, and net foreign exchange rate fluctuations improved net sales by $52 million and $11 million, respectively. These increases were partially offset by less favorable vehicle platform mix and lower production volumes, particularly in North America, which reduced net sales by $32 million. Income (loss) before interest, other expense and income taxes and the related margin on net sales were ($18) million and (2.3)% in the three months ended July 2, 2005, as compared to $20 million and 2.7% in the three months ended July 3, 2004. The declines in income (loss) before interest, other expense and income taxes and the related margin were largely due to less favorable vehicle platform mix and lower production volumes, which, collectively with the favorable impact of new business, negatively impacted income (loss) before interest, other expense and income taxes by $23 million. The net impact of higher commodity costs also reduced income before interest, other expense and income taxes.
Electronic and Electrical
     A summary of financial measures for our electronic and electrical segment is shown below (dollar amounts in millions):

	Three months ended
	July 2,	July 3,
	2005	2004
Net sales	$772.4	$656.9
Income before interest, other expense and income taxes	52.0	59.2
Margin	6.7%	9.0%
     Electronic and electrical net sales were $772 million in the second quarter of 2005 as compared to $657 million in the second quarter of 2004, an increase of $116 million or 17.6%. The impact of the acquisition of Grote & Hartmann, new business, net of selling price reductions, and net foreign exchange rate fluctuations improved net sales by $58 million, $37 million and $21 million, respectively. These increases were partially offset by less favorable vehicle platform mix and lower production volumes, which reduced net sales by $25 million. Income before interest, other expense and income taxes and the related margin on net sales were $52 million and 6.7% in the three months ended July 2, 2005, as compared to $59 million and 9.0% in the three months ended July 3, 2004. In the current quarter, we incurred costs related to our restructuring actions of $10 million. The effect of net selling price reductions was largely offset by the benefit from our productivity initiatives and other efficiencies, as well as new business.
Six Months Ended July 2, 2005 vs. Six Months Ended July 3, 2004
     Net sales in the first six months of 2005 were $8.7 billion as compared to $8.8 billion in the first six months of 2004, a decrease of $71 million or 0.8%. Less favorable vehicle platform mix and lower production volumes, particularly in North America, collectively reduced net sales by $1.1 billion. These decreases were largely offset by new business, net of selling price reductions, the impact of net foreign exchange rate fluctuations and the acquisition of Grote & Hartmann, which favorably impacted net sales by $625 million, $239 million and $120 million, respectively.
     Gross profit and gross margin were $421 million and 4.8% in the six months ended July 2, 2005, as compared to $719 million and 8.2% in the six months ended July 3, 2004. The declines in gross profit and gross margin were largely due to selling price reductions, less favorable vehicle platform mix and lower production volumes, which collectively reduced gross profit by $476 million. Gross profit was also negatively affected by the net impact of higher commodity costs. These decreases were partially offset by the benefit from our productivity initiatives and other efficiencies.

LEAR CORPORATION
     Selling, general and administrative expenses, including research and development, were $342 million in the six months ended July 2, 2005, as compared to $326 million in the six months ended July 3, 2004. As a percentage of net sales, selling, general and administrative expenses were 3.9% and 3.7% in the first six months of 2005 and 2004, respectively. Selling, general and administrative expenses increased during the first six months of the year primarily due to $30 million in litigation-related charges, as well as incremental spending resulting from the acquisition of Grote & Hartmann and costs incurred related to our restructuring actions. These increases were partially offset by decreases in research and development expenses and compensation-related expenses.
     Interest expense was $93 million in the first six months of 2005 as compared to $78 million in the first six months of 2004, primarily due to an increase in short-term interest rates and the interest component of litigation-related charges.
     Other expense, which includes state and local non-income taxes, foreign exchange gains and losses, minority interests in consolidated subsidiaries, equity in net income (loss) of affiliates, gains and losses on the sales of fixed assets and other miscellaneous income and expense, was $39 million in the first six months of 2005 as compared to $29 million in the first six months of 2004. This increase is primarily related to a $17 million impairment charge on an equity investment in a non-core business, which was subsequently divested. The impact of foreign exchange rate fluctuations on certain net asset and liability balances partially offset this increase.
     The benefit for income taxes was $25 million, representing an effective tax rate of 46.0%, for the six months ended July 2, 2005, as compared to a provision for income taxes of $77 million, representing an effective tax rate of 27.2%, for the six months ended July 3, 2004. The increase in the effective tax rate is primarily the result of a one-time benefit of $18 million in the first quarter of 2005 resulting from a tax law change in Poland, partially offset by the impact of a portion of the restructuring and litigation-related charges that were incurred in countries for which no tax benefit was provided due to a history of operating losses in those countries. In addition, no tax benefit was provided on the $17 million impairment charge referred to above because this item will result in a capital loss for which no tax benefit is likely to be realized. Excluding these items, the effective tax rate for the six months ended July 2, 2005, was 24.0% as compared to an effective tax rate of 27.2% for the six months ended July 3, 2004. This decrease is primarily the result of the mix of our earnings by country. Excluding these items, the effective tax rates for the first six months of 2005 and 2004 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, valuation adjustments, research and development credits and other items. During 2005, we have recognized a tax benefit for operating losses generated in the United States as we believe it is more likely than not that such benefit will be realized.
     Net loss in the first six months of 2005 was $29 million, or $0.43 per diluted share, as compared to net income of $208 million, or $2.82 per diluted share, in the first six months of 2004, for the reasons described above.
Reportable Operating Segments
     The financial information presented below is for our three reportable operating segments for the periods presented. These segments are: seating, which includes seat systems and the components thereof; interior, which includes instrument panels and cockpit systems, overhead systems, door panels, flooring and acoustic systems and other interior products; and electronic and electrical, which includes electronic products and electrical distribution systems, primarily wire harnesses and junction boxes, interior control and entertainment systems and wireless systems. Financial measures regarding each segment’s income before interest, other expense and income taxes and income before interest, other expense and income taxes divided by net sales (“margin”) are not measures of performance under accounting principles generally accepted in the United States (“GAAP”). Such measures are presented because we evaluate the performance of our reportable operating segments, in part, based on income before interest, other expense and income taxes. These measures should not be considered in isolation or as a substitute for net income, net cash provided by operating activities or other income statement or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, these measures, as we determine them, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated income before interest, other expense and income taxes to income before provision for income taxes, see Note 17, “Segment Reporting.”

LEAR CORPORATION
Seating
     A summary of financial measures for our seating segment is shown below (dollar amounts in millions):

	Six months ended
	July 2,	July 3,
	2005	2004
Net sales	$5,628.6	$5,895.8
Income before interest, other expense and income taxes	98.7	335.4
Margin	1.8%	5.7%
     Seating net sales were $5.6 billion in the first six months of 2005 as compared to $5.9 billion in the first six months of 2004, a decrease of $267 million or 4.5%. Less favorable vehicle platform mix and lower production volumes, particularly in North America, reduced net sales by $911 million. This decrease was partially offset by the impact of new business, net of selling price reductions, and net foreign exchange rate fluctuations, which improved net sales by $447 million and $174 million, respectively. Income before interest, other expense and income taxes and the related margin on net sales were $99 million and 1.8% in the six months ended July 2, 2005, as compared to $335 million and 5.7% in the six months ended July 3, 2004. The declines in income before interest, other expense and income taxes and the related margin were largely due to less favorable vehicle platform mix and lower production volumes, which, collectively with the favorable impact of new business, negatively impacted income before interest, other expense and income taxes by $181 million. Litigation-related charges also reduced income before interest, other expense and income taxes by $30 million. The effect of net selling price reductions and the net impact of higher commodity costs were partially offset by the benefit from our productivity initiatives and other efficiencies.
Interior
     A summary of financial measures for our interior segment is shown below (dollar amounts in millions):

	Six months ended
	July 2,	July 3,
	2005	2004
Net sales	$1,529.8	$1,556.4
Income (loss) before interest, other expense and income taxes	(26.2)	48.7
Margin	(1.7)%	3.1%
     Interior net sales were $1.5 billion in the first six months of 2005 as compared to $1.6 million in the first six months of 2004, a decrease of $27 million or 1.7%. Less favorable vehicle platform mix and lower production volumes, particularly in North America, reduced net sales by $153 million. This decrease was partially offset by the impact of new business, net of selling price reductions, and net foreign exchange rate fluctuations, which improved net sales by $113 million and $24 million, respectively. Income (loss) before interest, other expense and income taxes and the related margin on net sales were ($26) million and (1.7)% in the six months ended July 2, 2005, as compared to $49 million and 3.1% in the six months ended July 3, 2004. The declines in income (loss) before interest, other expense and income taxes and the related margin were largely due to less favorable vehicle platform mix and lower production volumes, which, collectively with the favorable impact of new business, negatively impacted income (loss) before interest, other expense and income taxes by $72 million. The effect of net selling price reductions and the net impact of higher commodity costs were largely offset by the benefit from our productivity initiatives and other efficiencies.
Electronic and Electrical
     A summary of financial measures for our electronic and electrical segment is shown below (dollar amounts in millions):

	Six months ended
	July 2,	July 3,
	2005	2004
Net sales	$1,546.9	$1,323.9
Income before interest, other expense and income taxes	110.3	118.5
Margin	7.1%	9.0%

LEAR CORPORATION
     Electronic and electrical net sales were $1.5 billion in the first six months of 2005 as compared to $1.3 billion in the first six months of 2004, an increase of $223 million or 16.8%. The impact of the acquisition of Grote & Hartmann, new business, net of selling price reductions, and net foreign exchange rate fluctuations improved net sales by $120 million, $65 million and $41 million, respectively. These increases were partially offset by less favorable vehicle platform mix and lower production volumes, which reduced net sales by $55 million. Income before interest, other expense and income taxes and the related margin on net sales were $110 million and 7.1% in the six months ended July 2, 2005, as compared to $119 million and 9.0% in the six months ended July 3, 2004. In the current period, we incurred costs related to our restructuring actions of $10 million. The effect of net selling price reductions was largely offset by the benefit from our productivity initiatives and other efficiencies, as well as new business.
Restructuring
2005
     In order to address unfavorable industry conditions, we began to implement consolidation and census actions in the second quarter of 2005. These actions are the initial phase of a comprehensive restructuring strategy intended to (i) better align our manufacturing capacity with the changing needs of our customers, (ii) eliminate excess capacity and lower our operating costs and (iii) streamline our organizational structure and reposition our business for improved long-term profitability. The restructuring actions will consist primarily of facility consolidations and closures, including the movement of certain manufacturing operations to lower-cost countries, and census reductions.
     In connection with the restructuring actions, we expect to incur pre-tax costs of up to $250 million, although the overall restructuring plan has not been finalized. Such costs will include employee termination benefits, asset impairment charges and contract termination costs, as well as other incremental costs resulting from the restructuring actions. These incremental costs will principally include equipment and personnel relocation costs. We also expect to incur incremental manufacturing inefficiency costs at the operating locations impacted by the restructuring actions during the related restructuring implementation period. Restructuring costs will be recognized in our consolidated financial statements in accordance with accounting principles generally accepted in the United States. Generally, charges will be recorded as elements of the restructuring plan are finalized. Actual costs recorded in our consolidated financial statements may vary from current estimates.
     In connection with the initial phase of our restructuring actions, we recorded charges of $28 million in the second quarter of 2005, including $22 million recorded as cost of sales and $5 million recorded as selling, general and administrative expenses. The charges consist of employee termination benefits of $16 million for 182 salaried and 1,237 hourly employees, asset impairment charges of $5 million and contract termination costs of $5 million, as well as other costs of $1 million. We also incurred approximately $1 million in manufacturing inefficiency costs during this period as a result of the restructuring. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations. Asset impairment charges relate to the disposal of leasehold improvements and machinery and equipment with carrying values of $5 million in excess of related estimated fair values. Contract termination costs include lease cancellation costs of $3 million, which are expected to be paid through 2006, pension and other postretirement benefit plan curtailments of $1 million and the repayment of an income tax grant of $1 million.
2004
     In December 2003, we initiated actions affecting two of our U.S. seating facilities. As a result of these actions, we recorded charges of $26 million for employee termination benefits and asset impairments in 2003. These actions were completed in the second quarter of 2004. Of the total costs associated with these facility actions, approximately $33 million related to employee termination benefits and asset impairment charges.
     For further information related to our restructuring actions, see Note 2, “Restructuring,” to the accompanying consolidated financial statements.
LIQUIDITY AND CAPITAL RESOURCES
     Our primary liquidity needs are to fund capital expenditures, service indebtedness and support working capital requirements. Our recently announced restructuring strategy is also expected to require significant cash expenditures. Our principal sources of liquidity are cash flows from operating activities and borrowings under available credit facilities. A substantial portion of our operating income is generated by our subsidiaries. As a result, we are dependent on the earnings and cash flows of and the combination of dividends, distributions and advances from our subsidiaries to provide the funds necessary to meet our obligations. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear. For further information regarding

LEAR CORPORATION
potential dividends from our non-U.S. subsidiaries, see Note 8, “Income Taxes,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.
Cash Flow
     Cash flows from operating activities were $526 million in the first six months of 2005 as compared to $312 million in the first six months of 2004. An increase in the net change in sold accounts receivable and in the net change in working capital, including the net change in recoverable customer engineering and tooling, collectively resulted in a $421 million increase in cash provided by operating activities between periods. This increase was partially offset by a decrease of $236 million in net income in the current period. Increases in accounts payable and accounts receivable were a source of $233 million of cash and a use of $85 million of cash, respectively, in the first six months of 2005, reflecting the timing of payments made to our suppliers and received from our customers.
     Cash flows used in investing activities were $276 million in the first six months of 2005 as compared to $265 million in the first six months of 2004, reflecting an $87 million increase in capital expenditures in 2005, offset by a $74 million deposit made in connection with the acquisition of Grote & Hartmann in 2004.
     Cash flows used in financing activities were $661 million in the first six months of 2005 as compared to $71 million in the first six months of 2004, primarily reflecting the repayment of the $600 million senior notes due May 2005.
Capitalization
     In addition to cash provided by operating activities, we utilize a combination of our credit facility and long-term notes to fund our capital expenditures and working capital requirements. For the six months ended July 2, 2005 and July 3, 2004, our average outstanding debt balance was $2.3 billion and $2.1 billion, respectively. The weighted average long-term interest rate, including rates under our committed credit facility and the effect of hedging activities, was 6.6% and 6.0% for the respective periods.
     We utilize uncommitted lines of credit as needed for our short-term working capital fluctuations. For the six months ended July 2, 2005 and July 3, 2004, our average outstanding unsecured short-term debt balance was $42 million and $11 million, respectively. The weighted average interest rate, including the effect of hedging activities, was 3.5% and 2.4% for the respective periods. The availability of uncommitted lines of credit may be affected by our financial performance, credit ratings and other factors. Uncommitted lines of credit available from banks has decreased by approximately $90 million from December 31, 2004, through the date of this Report.
Primary Credit Facility
     On March 23, 2005, we entered into a $1.7 billion credit and guarantee agreement (the “primary credit facility”), which matures on March 23, 2010. The primary credit facility replaced our existing $1.7 billion amended and restated credit facility, which was due to mature on March 26, 2006, and which was terminated on March 23, 2005. As of July 2, 2005, we had no borrowings outstanding under our primary credit facility and $58 million committed under outstanding letters of credit, resulting in more than $1.6 billion of unused availability.
     On August 3, 2005, our primary credit facility was amended to (i) revise the leverage ratio covenant for the third quarter of 2005 through the first quarter of 2006, (ii) obtain the consent of the lenders to permit us to enter into a new 18-month term loan facility (the “proposed term loan facility”) with a principal amount of up to $400 million and (iii) provide for the pledge of the capital stock of certain of our material subsidiaries to secure our obligations under the primary credit facility and the proposed term loan facility. Proceeds from the proposed term loan facility would be used to create additional excess liquidity in light of the payoff at maturity of our $600 million 7.96% senior notes in May 2005, our reduced operating cash flows and cash charges associated with our restructuring actions. Two of our lead lenders under the primary credit facility have committed to provide an aggregate of $300 million under the proposed term loan facility, subject to various conditions. Other lenders under the primary credit facility are expected to participate in the proposed term loan facility, which may be in an aggregate principal amount of up to $400 million. The proposed term loan facility is scheduled to be consummated in the third quarter of 2005, but no assurance may be given that the facility will be consummated on the terms contemplated or at all. Our obligations under the primary credit facility are guaranteed by certain of our subsidiaries that also guarantee the obligations under our outstanding senior notes. These subsidiaries would also guarantee our obligations under the proposed term loan facility. The primary credit facility provides for maximum revolving borrowing commitments of $1.7 billion, which may be increased to $2.5 billion by us under certain circumstances. The primary credit facility provides for multicurrency revolving borrowings in a maximum aggregate amount of $750 million, Canadian revolving borrowings in a maximum aggregate amount of $200 million and swing-line revolving borrowings in a maximum aggregate amount of $300 million, the commitments for which are part of the aggregate revolving credit facility commitment.

LEAR CORPORATION
     The primary credit facility contains operating and financial covenants that, among other things, could limit our ability to obtain additional sources of capital. As amended, the principal financial covenants require that we maintain a leverage ratio of not more than 3.25 to 1 as of July 2, 2005, 3.75 to 1 as of October 1, 2005 and December 31, 2005, 3.50 to 1 as of April 1, 2006 and 3.25 to 1 as of the end of each quarter thereafter and an interest coverage ratio of not less than 3.5 to 1 as of the end of each quarter (as such ratios are defined in the primary credit facility). As of July 2, 2005, we were in compliance with all covenants and other requirements set forth in our primary credit facility. Our leverage and interest coverage ratios were 1.9 to 1 and 5.4 to 1, respectively. These ratios are calculated on a trailing four quarter basis. As a result, any decline in our operating results negatively impacts our coverage ratios in the future. See “— Other Matters — Outlook.”
     Revolving borrowings under the primary credit facility, as amended, bear interest, payable no less frequently than quarterly, at (a) (1) applicable interbank rates, on Eurodollar and Eurocurrency loans, (2) the greater of the U.S. prime rate and the federal funds rate plus 0.50%, on base rate loans, (3) the greater of the rate publicly announced by the Canadian administrative agent and the federal funds rate plus 0.50%, on U.S. dollar denominated Canadian loans, (4) the greater of prime rate announced by the Canadian administrative agent and the average Canadian interbank bid rate (CDOR) plus 1.0%, on Canadian dollar denominated Canadian loans, and (5) various published or quoted rates, on swing line and other loans, plus (b) a percentage spread ranging from 0% to a maximum of 1.0%, depending on the type of loan and/or currency and our credit rating or leverage ratio. Under the primary credit facility, we agree to pay a facility fee, payable quarterly, at rates ranging from 0.10% to a maximum of 0.35%, depending on our credit rating or leverage ratio, and when applicable, a utilization fee.
Senior Notes
     As of July 2, 2005, we had $1.9 billion of debt outstanding, including short-term borrowings, consisting primarily of $399 million aggregate principal amount of senior notes due August 2014, $293 million accreted value of zero-coupon senior notes due February 2022, Euro 250 million (approximately $301 million based on the exchange rate in effect as of July 2, 2005) aggregate principal amount of senior notes due April 2008 and $800 million aggregate principal amount of senior notes due May 2009. In May 2005, we repaid the $600 million senior notes due in May 2005 at maturity with excess cash and borrowings under the primary credit facility.
     All of our senior notes contain covenants restricting our ability to incur liens and to enter into sale and leaseback transactions and restricting our ability to consolidate with, to merge with or into or to sell or otherwise dispose of all or substantially all of our assets to any person. As of July 2, 2005, we were in compliance with all covenants and other requirements set forth in our senior notes.
     All of our senior notes are guaranteed by the same subsidiaries that guarantee the primary credit facility. In the event that any such subsidiary ceases to be a guarantor under the primary credit facility, such subsidiary will be released as a guarantor of the senior notes.
     Scheduled cash interest payments on our outstanding senior notes are $56 million in the last six months of 2005.
Off-Balance Sheet Arrangements
Asset-Backed Securitization Facility
     We have an asset-backed securitization facility (the “ABS facility”) in place which provides for maximum purchases of adjusted accounts receivable of $150 million. As of July 2, 2005, accounts receivable in an aggregate amount of $130 million were sold under this facility. Although we utilized the ABS facility throughout 2004, as of December 31, 2004, there were no accounts receivable sold under the facility. The level of funding utilized under this facility is based on the credit ratings of our major customers, the level of aggregate accounts receivable in a specific month and our funding requirements. Should our major customers experience further reductions in their credit ratings, we may be unable to utilize the ABS facility in the future. Should this occur, we would anticipate utilizing our primary credit facility to replace the funding currently provided by the ABS facility.
Guarantees and Commitments
     We guarantee the residual value of certain of our leased assets. As of July 2, 2005, these guarantees totaled $27 million. In addition, we guarantee certain of the debt of some of our unconsolidated affiliates. The percentages of debt guaranteed of these entities are based on our ownership percentages. As of July 2, 2005, the aggregate amount of debt guaranteed was approximately $26 million.

LEAR CORPORATION
Accounts Receivable Factoring
     Certain of our European and Asian subsidiaries periodically factor their accounts receivable with financial institutions. Such receivables are factored without recourse to us and are excluded from accounts receivable in our consolidated balance sheets. As of July 2, 2005, the amount of factored receivables was $138 million. As of December 31, 2004, there were no factored accounts receivable. We cannot provide any assurances that these factoring facilities will be available or utilized in the future.
Credit Ratings
     The credit ratings below are not recommendations to buy, sell or hold our securities and are subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.
     The credit ratings of our senior unsecured debt as of the date of this Report, are shown below. The rating of Fitch Ratings is “investment grade.” The rating of Standard & Poor’s Ratings Services is one level below investment grade. The rating of Moody’s Investors Service is two levels below investment grade.

	Standard & Poor’s	Moody’s	Fitch
	Ratings Services	Investors Service	Ratings

Credit rating of senior unsecured debt	BB+	Ba2	BBB-
Ratings outlook	Negative	Stable	Negative
     In August 2005, Standard & Poor’s Ratings Services changed its credit rating of our senior unsecured debt from BBB- to BB+ and maintained its ratings outlook at negative. In July 2005, Moody’s Investors Service changed its credit rating of our senior unsecured debt from Baa3 to Ba2 and moved its ratings outlook from negative to stable. Also in July 2005, Fitch Ratings moved its ratings outlook from stable to negative.
Dividends
     A summary of 2005 dividend activity is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.25 per share	January 13, 2005	February 25, 2005	March 14, 2005
$0.25 per share	May 5, 2005	May 20, 2005	June 6, 2005
$0.25 per share	August 3, 2005	August 19, 2005	September 6, 2005
     We expect to pay quarterly cash dividends in the future, although such payment is dependent upon our financial condition, results of operations, capital requirements, alternative uses of capital and other factors. See “— Forward-Looking Statements.”
Common Stock Repurchase Program
     In November 2004, our Board of Directors approved a common stock repurchase program which permits the discretionary repurchase of up to 5,000,000 shares of our common stock through November 15, 2006. During the first quarter of 2005, we repurchased 490,900 shares of our outstanding common stock at an average purchase price of $51.72 per share, excluding commissions of $0.03 per share. There were no shares repurchased during the second quarter of 2005. As of July 2, 2005, 4,509,100 shares of common stock were available for repurchase under the common stock repurchase program. The extent to which we will repurchase our common stock and the timing of such repurchases will depend upon prevailing market conditions, alternative uses of capital and other factors. See “— Forward-Looking Statements.”
Adequacy of Liquidity Sources
     We believe that cash flows from operations and borrowing capacity under available credit facilities will be sufficient to meet our long-term debt maturities, projected capital expenditures and anticipated working capital requirements for the foreseeable future. However, our cash flows from operations, borrowing availability and overall liquidity are subject to risks and uncertainties. See “— Executive Overview,” “— Forward-Looking Statements” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2004.

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
     Our most significant foreign currency transactional exposures relate to the Mexican peso, the Canadian dollar and the Euro. We have performed a quantitative analysis of our overall currency rate exposure as of July 2, 2005. The potential earnings benefit related to transactional exposures from a hypothetical 10% strengthening of the U.S. dollar relative to all other currencies for a twelve-month period is approximately $4 million. The potential earnings exposure related to transactional exposures from a similar strengthening of the Euro relative to all other currencies for a twelve-month period is approximately $5 million.
     As of July 2, 2005, foreign exchange contracts representing $1.4 billion of notional amount were outstanding with maturities of less than six months. As of July 2, 2005, the fair market value of these foreign exchange contracts was approximately $14 million. A 10% change in the value of the U.S. dollar relative to all other currencies would result in a $30 million change in the aggregated fair market value of these contracts. A 10% change in the value of the Euro relative to all other currencies would result in a $19 million change in the aggregated fair market value of these contracts.
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
Interest Rates
     We use a combination of fixed and variable rate debt and interest rate swap contracts to manage our exposure to interest rate movements. Our exposure to variable interest rates on outstanding variable rate debt instruments indexed to United States or European Monetary Union short-term money market rates is partially managed by the use of interest rate swap contracts to convert certain variable rate debt obligations to fixed rate, matching effective and maturity dates to specific debt instruments. We also utilize interest rate swap contracts to convert certain fixed rate debt obligations to variable rate, matching effective and maturity dates to specific debt instruments. All of our interest rate swap contracts are executed with banks that we believe are creditworthy and are denominated in currencies that match the underlying debt instrument. Net interest payments or receipts from interest rate swap contracts are included as adjustments to interest expense in our consolidated statements of operations on an accrual basis. As of July 2, 2005, there were no contracts outstanding which convert variable rate debt obligations to fixed rate, only contracts which convert fixed rate debt obligations to variable rate.
     We have performed a quantitative analysis of our overall interest rate exposure as of July 2, 2005. This analysis assumes an instantaneous 100 basis point parallel shift in interest rates at all points of the yield curve. The potential earnings exposure from this hypothetical increase for a twelve-month period is approximately $8 million.
     As of July 2, 2005, interest rate swap contracts representing $300 million of notional amount were outstanding with maturity dates through May 2009. All of these contracts are designated as fair value hedges and modify the fixed rate characteristics of our outstanding 8.11% senior notes due May 2009. The fair market value of all outstanding interest rate swap contracts is subject to changes in value due to changes in interest rates. As of July 2, 2005, the fair market value of these contracts was approximately negative $9 million. A 100 basis point parallel shift in interest rates would result in a $11 million change in the aggregated fair market value of these contracts.

LEAR CORPORATION
Commodity Prices
     We have commodity price risk with respect to purchases of certain raw materials, including steel, leather, resins and diesel fuel. In limited circumstances, we have used financial instruments to mitigate this risk. Increases in certain raw material, energy and commodity costs (principally steel, resins and other oil-based commodities) had a material adverse impact on our operating results in 2004 and are continuing to have a material adverse effect on our profitability in 2005. Unfavorable industry conditions have also resulted in financial distress within our supply base and an increase in commercial disputes. We have developed strategies to mitigate or partially offset the impact of higher raw material and commodity costs, which include aggressive cost reduction actions, the utilization of our cost technology optimization process, the selective in-sourcing of components where we have available capacity, the continued consolidation of our supply base and the acceleration of low-cost country sourcing and engineering. In addition, the sharing of increased raw material costs has been, and will continue to be, the subject of negotiations with our customers. While we believe that our mitigation strategies would offset a substantial portion of the financial impact of these increased costs, in many cases, the implementation of these strategies requires the approval and the cooperation of our customers. No assurances can be given that the magnitude and duration of these increased costs will not have a continued material adverse impact on our operating results. See “— Forward-Looking Statements” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2004.
OTHER MATTERS
Legal and Environmental Matters
     We are involved from time to time in legal proceedings and claims relating to commercial or contractual disputes, including disputes with our suppliers. Largely as a result of generally unfavorable industry conditions and financial distress within our supply base, we have experienced an increase in commercial and contractual disputes in 2005, particularly with suppliers. These disputes vary in nature and are usually resolved by negotiations between the parties. In a recent matter, however, a European seat trim supplier obtained a preliminary judgment (with no notice provided to us or our foreign subsidiary) awarding the supplier approximately $11 million in interest and penalties for allegedly late payments. Our foreign subsidiary is challenging the applicability of the statute under which the preliminary judgment was awarded, as well as related attachment proceedings.
     On January 29, 2002, Seton Company (“Seton”), one of our leather suppliers, filed a suit alleging that we had breached a purported agreement to purchase leather from Seton for seats for the life of the General Motors GMT 800 program. Seton filed the lawsuit in the U.S. District Court for the Eastern District of Michigan seeking compensatory and exemplary damages totaling approximately $97 million plus interest on breach of contract and promissory estoppel claims. In May 2005, this case proceeded to trial, and the jury returned a $30 million verdict against us. The Court is considering motions regarding the amount of pre-judgment interest that will be awarded in addition to the verdict. We have filed post-trial motions challenging the verdict, and if these motions are unsuccessful, we intend to appeal the final judgment.
     We are subject to local, state, federal and foreign laws, regulations and ordinances which govern activities or operations that may have adverse environmental effects and which impose liability for clean-up costs resulting from past spills, disposals or other releases of hazardous wastes and environmental compliance. Our policy is to comply with all applicable environmental laws and to maintain an environmental management program based on ISO 14001 to ensure compliance. However, we currently are, have been and in the future may become the subject of formal or informal enforcement actions or procedures.
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
     In January 2004, the Securities and Exchange Commission (the “SEC”) commenced an informal inquiry into our September 2002 amendment of our 2001 Form 10-K. The amendment was filed to report our employment of relatives of certain of our directors and officers and certain related party transactions. The SEC’s inquiry does not relate to our consolidated financial statements. In February 2005, the staff of the SEC informed us that it proposed to recommend to the SEC that it issue an administrative “cease and desist” order as a result of our failure to disclose the related party transactions in question prior to the amendment of our 2001 Form 10-K. We expect to consent to the entry of the order as part of a settlement of this matter.

LEAR CORPORATION
     On June 13, 2005, The Chamberlain Group (“Chamberlain”) filed a lawsuit against us and Ford Motor Company (“Ford”) in the Northern District of Illinois alleging patent infringement. Two counts are asserted against us and Ford based upon Chamberlain’s rolling code security system patent and a related product which operates transmitters to actuate garage door openers. Two additional counts are asserted against Ford only (not us) based upon different Chamberlain patents. The Chamberlain lawsuit was filed in connection with our marketing of our universal garage door opener system, which competes with a product offered by Johnson Controls Inc. (“JCI”). JCI obtained technology from Chamberlain to operate its product. On January 26, 2004, we filed a patent infringement lawsuit against JCI in the U.S. District Court for Eastern District of Michigan asserting that JCI’s garage door opener product infringed certain of our radio frequency transmitter patents. After we filed our patent infringement action against JCI, JCI sued one of our vendors in Ottawa Circuit Court, Michigan, on July 7, 2004, alleging misappropriation of trade secrets. In this action, JCI attempted to prevent the engineering firm from working with us. We intend to vigorously defend the Chamberlain action and pursue our patent infringement claims against JCI. While we do not believe that any of these lawsuits will have a material adverse impact on our business, consolidated financial position or results of operations, no assurances can be given in this regard.
     For further information related to legal and environmental matters, see Part II — Item 1, “Legal Proceedings.”
Certain Tax Matters
UT Automotive
     Prior to our acquisition of UT Automotive from UTC in May 1999, a subsidiary of Lear purchased the stock of a UT Automotive subsidiary. In connection with the acquisition, we agreed to indemnify UTC for certain tax consequences if the Internal Revenue Service (the “IRS”) overturned UTC’s tax treatment of the transaction. The IRS has proposed an adjustment to UTC’s tax treatment of the transaction seeking an increase in tax of approximately $88 million, excluding interest. A protest objecting to the proposed adjustment has been filed with the IRS. The case has now been referred to the Appeals Office of the IRS for an independent review. An indemnity payment by us to UTC for the ultimate amount due to the IRS would constitute an adjustment to the purchase price and resulting goodwill of the UT Automotive acquisition, if and when made, and would not be expected to have a material effect on our reported earnings. We believe that valid support exists for UTC’s tax positions and intend to vigorously contest the IRS’s proposed adjustment. However, the ultimate outcome of this matter is not certain.
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
     The U.S. Treasury Department has provided clarifying guidance with respect to certain elements of the repatriation provision, and it is expected that additional clarifying guidance will be issued. In addition, Congress recently reintroduced legislation that provides for certain technical corrections to the Act. We have not completed our evaluation of the repatriation provision due to numerous tax, legal, treasury and business considerations. We expect to complete our evaluation of the potential dividends we may pursue, if any, and the related tax ramifications during the fourth quarter of 2005.
Significant Accounting Policies and Critical Accounting Estimates
     Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are subject to an inherent degree of uncertainty. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. Actual results in these areas could differ from our estimates. For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies and Critical Accounting Estimates,” and Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. There have been no significant changes to our significant accounting policies or critical accounting estimates during the first six months of 2005.

LEAR CORPORATION
Goodwill and Long-Lived Assets
     We monitor our goodwill and long-lived assets for impairment indicators on an ongoing basis. We perform our annual goodwill impairment analysis, as required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” on the first business day of our fourth quarter. We do not currently believe that there are impairment indicators of our goodwill or long-lived assets. However, in conjunction with our restructuring strategy, we are evaluating strategic alternatives with respect to our interior segment, and we have recently experienced a decrease in our operating results. A further decline in our operating results or the realignment of our interior segment could result in impairment charges.
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
Accounting Changes
     The FASB issued SFAS No. 154, “Accounting Changes and Error Corrections: a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement requires retrospective application for voluntary changes in accounting principles and changes required by an accounting pronouncement that does not include specific transition provisions, unless it is impracticable to do so. Retrospective application results in the restatement of prior periods’ financial statements to reflect the change in accounting principle. APB Opinion No. 20 previously required that the impact of most voluntary changes in accounting principles be recognized in the period of change as a cumulative effect of a change in accounting principle. The provisions of this statement are to be applied prospectively to accounting changes made in fiscal years beginning after December 15, 2005.
Stock-Based Compensation
     The FASB issued a revised SFAS No. 123, “Share-Based Payment.” This statement requires that all share-based payments to employees be recognized in the financial statements based on their grant-date fair value. Under previous guidance, companies had the option of recognizing the fair value of stock-based compensation in the financial statements or disclosing the proforma impact of stock-based compensation on the statement of operations in the notes to the financial statements. As described in Note 3, “Stock-Based Compensation,” we adopted the fair value recognition provisions of SFAS No. 123 for all employee awards issued after January 1, 2003. The revised statement is effective at the beginning of the first annual period beginning after December 15, 2005, and provides two methods of adoption, the modified-prospective method and the modified-retrospective method. We anticipate adopting the revised statement using the modified-prospective method. We are currently evaluating the provisions of the revised statement but do not expect the impact of adoption to be significant.
Outlook
     For the third quarter of 2005, net sales are expected to be approximately $3.9 billion, reflecting the addition of new business globally, offset by lower production on our key platforms. Net loss is expected to be in the range of $0.70 to $0.90 per share, including costs related to our restructuring actions of approximately $0.55 per share.
     For the full year of 2005, net sales are expected to be approximately $17 billion, reflecting primarily the addition of new business globally, offset by lower production on our key platforms. Our 2005 industry production planning assumptions are approximately 15.5 million units in North America and approximately 18.6 million units in Europe. Net income (loss) is expected to be in the range of ($0.25) to $0.15 per share, including costs related to our restructuring actions of approximately $1.35 per share, the litigation-

LEAR CORPORATION
related and impairment charges of $0.65 per share in the second quarter of 2005 and the tax benefit of $0.25 per share in the first quarter of 2005. Full-year capital spending is forecasted to be approximately $550 million, reflecting additional capital spending for new program launches. For a description of factors that could impact actual operating results, see “— Forward-Looking Statements.”
     The third-quarter and full-year 2005 net income (loss) per share guidance is based on an assumed 67 million shares outstanding. The third-quarter and full-year assumed shares exclude 4.8 million shares related to our outstanding zero-coupon convertible debt, as well as outstanding options and restricted stock units, as inclusion at the mid-point of the guidance ranges would have resulted in antidilution.
     The outlook provided reflects the information, including anticipated production schedules, available as of the date of this Report. Uncertainty regarding the 2005 outlook remains, particularly with respect to vehicle platform mix and production volumes, as well as our ability to mitigate the impact of higher raw material costs. In addition, actual restructuring costs will be dependent on various factors, including the timing of certain actions, and could vary from current estimates. For a description of certain other factors that may cause our actual result to differ from those expressed in the foregoing forward-looking statements, see “— Forward-Looking Statements,” “— Executive Overview” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2004.
FORWARD-LOOKING STATEMENTS
     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. The words “will,” “may,” “designed to,” “outlook,” “believes,” “should,” “anticipates,” “plans,” “expects,” “intends,” “estimates” and similar expressions identify these forward-looking statements. All statements contained or incorporated in this Report which address operating performance or events or developments that we expect or anticipate may occur in the future, including statements related to business opportunities, restructuring or repositioning actions or financial performance or statements expressing views about future operating results, are forward-looking statements. Important factors, risks and uncertainties that may cause actual results to differ from those expressed in our forward-looking statements include, but are not limited to:
•	general economic conditions in the markets in which we operate;

•	fluctuations in the production of vehicles for which we are a supplier;

•	labor disputes involving us or our significant customers or suppliers or that otherwise affect us;

•	our ability to achieve cost reductions that offset or exceed customer-mandated selling price reductions;

•	the outcome of customer productivity negotiations;

•	the costs, timing and execution of program launches;

•	the costs and timing of facility closures, business realignment or similar actions;

•	increases in our warranty or product liability costs;

•	risks associated with conducting business in foreign countries;

•	competitive conditions impacting our key customers;

•	raw material costs and availability;

•	our ability to mitigate the significant impact of recent increases in raw material, energy and commodity costs;

•	the outcome of legal or regulatory proceedings to which we are or may become a party;

•	unanticipated changes in cash flow;

•	the finalization of our restructuring plan;

•	potential impairment or other charges related to the implementation of our business strategy or adverse industry conditions; and

•	other risks described from time to time in our other SEC filings.
     The forward-looking statements in this Report, including our financial outlook, are made as of the date hereof, and we do not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after the date hereof.

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
(b) Changes in Internal Controls over Financial Reporting
     There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended July 2, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

LEAR CORPORATION
PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
Commercial Disputes
     We are involved from time to time in legal proceedings and claims relating to commercial or contractual disputes, including disputes with our suppliers. Largely as a result of generally unfavorable industry conditions and financial distress within our supply base, we have experienced an increase in commercial and contractual disputes in 2005, particularly with suppliers. These disputes vary in nature and are usually resolved by negotiations between the parties. In a recent matter, however, a European seat trim supplier obtained a preliminary judgment (with no notice provided to us or our foreign subsidiary) awarding the supplier approximately $11 million in interest and penalties for allegedly late payments. Our foreign subsidiary is challenging the applicability of the statute under which the preliminary judgment was awarded, as well as related attachment proceedings.
     On January 29, 2002, Seton Company (“Seton”), one of our leather suppliers, filed a suit alleging that we had breached a purported agreement to purchase leather from Seton for seats for the life of the General Motors GMT 800 program. Seton filed the lawsuit in the U.S. District Court for the Eastern District of Michigan seeking compensatory and exemplary damages totaling approximately $97 million plus interest on breach of contract and promissory estoppel claims. In May 2005, this case proceeded to trial, and the jury returned a $30 million verdict against us. The Court is considering motions regarding the amount of pre-judgment interest that will be awarded in addition to the verdict. We have filed post-trial motions challenging the verdict, and if these motions are unsuccessful, we intend to appeal the final judgment.
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
Environmental Matters
     We are subject to local, state, federal and foreign laws, regulations and ordinances which govern activities or operations that may have adverse environmental effects and which impose liability for clean-up costs resulting from past spills, disposals or other releases of hazardous wastes and environmental compliance. Our policy is to comply with all applicable environmental laws and to maintain an environmental management program based on ISO 14001 to ensure compliance. However, we currently are, have been and in the future may become the subject of formal or informal enforcement actions or procedures.
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

LEAR CORPORATION
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
     Most of the original plaintiffs have filed motions to dismiss their claims for health effects and personal injury damages; therefore, approximately three-fourths of the plaintiffs should be voluntarily dismissed from these lawsuits. Upon the completion of these dismissals, we anticipate that there will be approximately 300 plaintiffs remaining in the lawsuits to proceed with property damage claims only. There is the potential that the dismissed plaintiffs could seek separate counsel to re-file their personal injury claims. In March 2005, the venue for these lawsuits was transferred from Lowndes County, Mississippi, to Lafayette County, Mississippi. In April 2005, certain plaintiffs filed an amended complaint alleging negligence, nuisance, intentional tort and conspiracy claims and seeking compensatory and punitive damages. In late April 2005, the court scheduled the first trial date for the initial plaintiffs to commence in March 2006. Discovery continued during the second quarter of 2005.
     UTC, the former owner of UT Automotive, and Johnson Electric have each sought indemnification for losses associated with the Mississippi claims from us under the respective acquisition agreements, and we have claimed indemnification from them under the same agreements. To date, no company admits to, or has been found to have, an obligation to fully defend and indemnify any other. We intend to vigorously defend against these claims and believe that we will eventually be indemnified by either UTC or Johnson Electric for resulting losses, if any. However, the ultimate outcome of these matters is unknown.
Other Matters
     In January 2004, the Securities and Exchange Commission (the “SEC”) commenced an informal inquiry into our September 2002 amendment of our 2001 Form 10-K. The amendment was filed to report our employment of relatives of certain of our directors and officers and certain related party transactions. The SEC’s inquiry does not relate to our consolidated financial statements. In February 2005, the staff of the SEC informed us that it proposed to recommend to the SEC that it issue an administrative “cease and desist” order as a result of our failure to disclose the related party transactions in question prior to the amendment of our 2001 Form 10-K. We expect to consent to the entry of the order as part of a settlement of this matter.
     Prior to our acquisition of UT Automotive from UTC in May 1999, our subsidiary purchased the stock of a UT Automotive subsidiary. In connection with the acquisition, we agreed to indemnify UTC for certain tax consequences if the Internal Revenue Service (the “IRS”) overturned UTC’s tax treatment of the transaction. The IRS has proposed an adjustment to UTC’s tax treatment of the transaction seeking an increase in tax of approximately $88 million, excluding interest. A protest objecting to the proposed adjustment has been filed with the IRS. The case has now been referred to the Appeals Office of the IRS for an independent review. An indemnity payment by us to UTC for the ultimate amount due to the IRS would constitute an adjustment to the purchase price and resulting goodwill of the UT Automotive acquisition, if and when made, and would not be expected to have a material effect on our reported earnings. We believe that valid support exists for UTC’s tax positions and intend to vigorously contest the IRS’s proposed adjustment. However, the ultimate outcome of this matter is not certain.
     On June 13, 2005, The Chamberlain Group (“Chamberlain”) filed a lawsuit against us and Ford Motor Company (“Ford”) in the Northern District of Illinois alleging patent infringement. Two counts are asserted against us and Ford based upon Chamberlain’s rolling code security system patent and a related product which operates transmitters to actuate garage door openers. Two additional counts are asserted against Ford only (not us) based upon different Chamberlain patents. The Chamberlain lawsuit was filed in connection with our marketing of our universal garage door opener system, which competes with a product offered by Johnson Controls Inc. (“JCI”). JCI obtained technology from Chamberlain to operate its product. On January 26, 2004, we filed a patent infringement lawsuit against JCI in the U.S. District Court for Eastern District of Michigan asserting that JCI’s garage door opener product infringed certain of our radio frequency transmitter patents. After we filed our patent infringement action against JCI, JCI sued one of our vendors in Ottawa Circuit Court, Michigan, on July 7, 2004, alleging misappropriation of trade secrets. In this action, JCI attempted to prevent the engineering firm from working with us. We intend to vigorously defend the Chamberlain action and pursue our patent infringement claims against JCI. While we do not believe that any of these lawsuits will have a material adverse impact on our business, consolidated financial position or results of operations, no assurances can be given in this regard.

LEAR CORPORATION
     We are involved in certain other legal actions and claims arising in the ordinary course of business, including, without limitation, supplier disputes, intellectual property matters, personal injury claims, tax claims and employment matters. Although the outcome of any legal matter cannot be predicted with certainty, we do not believe that any of these other legal proceedings or matters in which we are currently involved, either individually or in the aggregate, will have a material adverse effect on our business, consolidated financial position or results of operations. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors — We are involved from time to time in legal proceedings and commercial or contractual disputes, which could have an adverse impact on our profitability and consolidated financial position,” in our Annual Report on Form 10-K for the year ended December 31, 2004.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     As discussed in Part I – Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capitalization — Common Stock Repurchase Program,” on November 11, 2004, the Board of Directors approved a new common stock repurchase program which replaced our prior program, as disclosed in our Current Report on Form 8-K dated November 11, 2004. A summary of the shares of our common stock repurchased during the quarter ended July 2, 2005, is shown below:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number of	Average	Part of Publicly	Shares that May Yet
	Shares	Price Paid	Announced Plans or	be Purchased Under
Period	Purchased	per Share	Programs	the Program
April 3, 2005 through April 30, 2005	—	N/A	—	4,509,100
May 1, 2005 through May 28, 2005	—	N/A	—	4,509,100
May 29, 2005 through July 2, 2005	—	N/A	—	4,509,100

Total	—	N/A	—	4,509,100

LEAR CORPORATION
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The Annual Meeting of Stockholders of Lear Corporation was held on May 5, 2005. At the meeting, the following matters were submitted to a vote of the stockholders of Lear Corporation. Pursuant to the rules of the New York Stock Exchange, there were no broker non-votes in matters (1) and (2) described below. An independent inspector of elections was engaged to tabulate shareholder votes.
(1)	The election of four directors to hold office until the 2008 Annual Meeting of Stockholders. The vote with respect to each nominee was as follows:

Nominee	For	Withheld
Anne K. Bingaman	61,142,212	586,636
Conrad L. Mallet, Jr.	61,137,156	591,692
Robert E. Rossiter	60,424,898	1,303,950
James H. Vandenberghe	60,424,965	1,303,883
The terms of office of the following directors continued after the meeting: Messrs. Fry, Spalding, Stern and Wallace (whose terms expire at the annual meeting in 2006) and Messrs. McCurdy, Parrott and Wallman (whose terms expire at the annual meeting in 2007).
(2)	The appointment of the firm of Ernst & Young as the Company’s independent registered public accounting firm for the year ending December 31, 2005.

For	Against	Abstain
61,092,237	579,447	57,164
(3)	The approval of the Lear Corporation Annual Incentive Compensation Plan.

For	Against	Abstain	Broker Non-Votes
52,141,006	4,390,461	96,137	5,101,244
ITEM 5 — OTHER INFORMATION
Amendment to Primary Credit Facility
     On August 3, 2005, we entered into the First Amendment to the Credit Agreement dated as of March 23, 2005, among us, Lear Canada, the Borrowers named therein, the Lenders named therein, Bank of America, N.A., as syndication agent, Citibank, N.A., Deutsche Bank Securities Inc. and The Bank of Nova Scotia, as Documentation Agents, the Bank of Nova Scotia, as Canadian Administrative Agent, and JPMorgan Chase Bank, N.A., as General Administrative Agent (the “Amendment”). Among other things, the Amendment provides for (i) the modification of the leverage ratio covenant for the third quarter of 2005 through the first quarter of 2006, (ii) the consent of the lenders to permit us to enter into a new 18-month term loan facility with a principal amount of up to $400 million and (iii) the pledge of the capital stock of certain of our material subsidiaries to secure our obligations under the primary credit facility and the proposed 18-month term loan. We are seeking the new term loan facility to create additional excess liquidity in light of the payoff at maturity of our $600 million 7.96% senior notes in May 2005, our reduced operating cash flows and cash charges associated with our restructuring actions.
     As amended by the Amendment, the primary credit facility now requires that we maintain a leverage ratio of not more than 3.75 to 1 as of October 1, 2005 and December 31, 2005, 3.50 to 1 as of April 1, 2006 and 3.25 to 1 as of the end of each quarter thereafter (as such ratio is defined in the primary credit facility.)
     The foregoing summary of the Amendment is qualified in its entirety to the terms of the Amendment, filed as Exhibit 10.3 to this Report and incorporated herein by reference.

LEAR CORPORATION
Indemnity Agreements
     On August 3, 2005, we entered into an Indemnity Agreement (the “Indemnity Agreement”) with each of our directors. Our Amended and Restated Certificate of Incorporation and Bylaws require that we indemnify our directors to the fullest extent permitted under the General Corporation Law of the State of Delaware, and our Bylaws also require that we reimburse such directors’ expenses in certain proceedings, in each case if he or she has met the applicable standard of conduct. In general, the Indemnity Agreements provide that we shall indemnify, to the fullest extent permitted by law, each director against all expenses (including reasonable attorney’s fees), judgments, fines, liabilities and amounts paid in settlement incurred by the director in connection with legal proceedings arising from his or her service as a director.
     The Indemnity Agreements also require that we advance expenses to the directors to the fullest extent permitted by law. The Indemnity Agreements set forth procedures for the advancement of expenses and for determining a director’s entitlement to indemnification. The Indemnity Agreements also set forth procedures for a director to enforce his or her rights to indemnification and his or her rights to a determination of entitlement to indemnification.
     The foregoing summary of the Indemnity Agreement is qualified in its entirety to the terms of the Indemnity Agreement, a form of which is filed as Exhibit 10.4 to this Report and incorporated herein by reference.
Rule 10b5-1 Trading Plans
     On August 5, 2005, each of Robert E. Rossiter, our Chairman and Chief Executive Officer, and James H. Vandenberghe, our Vice Chairman, entered into a pre-arranged trading plan (each, a “Plan”) pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The Plans are consistent with our policies regarding stock transactions, including our management stock ownership requirements. Under the Plans, Messrs. Rossiter and Vandenberghe may (a) sell shares issued to them upon vesting in 2006 and 2007 of certain restricted stock unit grants and (b) sell shares issued to them under Lear’s Management Stock Purchase Plan based on deferrals made in 2003 and 2004. Such sales will be at pre-determined dates and prices (or based on a formula for pre-determining the dates and prices.) Each Plan will expire on its third anniversary. During the term of the Plans, Messrs. Rossiter and Vandenberghe may sell up to an aggregate of 108,772 and 44,076 shares, respectively.
     The transactions under the Plans will be disclosed publicly through Form 144 and Form 4 filings with the Securities and Exchange Commission. Rule 10b5-1 permits individuals who are not in possession of material, non-public information at the time they adopt the plan to establish pre-arranged plans to buy or sell company stock. Using these plans, individuals can prudently and gradually diversify their investment portfolios over an extended period of time.
ITEM 6 — EXHIBITS
     The exhibits listed on the “Index to Exhibits” on page 50 are filed with this Form 10-Q or incorporated by reference as set forth below.

LEAR CORPORATION
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION

Dated: August 5, 2005	By:	/s/ Robert E. Rossiter

Robert E. Rossiter
President and Chief Executive Officer

	By:	/s/ David C. Wajsgras

David C. Wajsgras
Senior Vice President and Chief Financial Officer

	By:	/s/ James L. Murawski

James L. Murawski
Vice President and Corporate Controller

LEAR CORPORATION
INDEX TO EXHIBITS

Exhibit
Number
** 10.1	Lear Corporation Executive Supplemental Savings Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 4, 2005).

10.2	Waiver and Consent Agreement dated May 17, 2005, among Lear Corporation, Visteon Corporation and Donald J. Stebbins (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 17, 2005).

* 10.3	First Amendment dated August 3, 2005, to the Credit Agreement dated as of March 23, 2005, among Lear Corporation, Lear Canada, the Borrowers named therein, the Lenders named therein, Bank of America, N.A., as syndication agent, Citibank, N.A., Deutsche Bank Securities Inc. and The Bank of Nova Scotia, as Documentation Agents, the Bank of Nova Scotia, as Canadian Administrative Agent and JPMorgan Chase Bank, N.A., as General Administrative Agent.

* 10.4	Form of Indemnity Agreement between Lear Corporation and each of its directors.

* 31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

* 31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

* 32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Compensatory plan or arrangement.