Form 10-Q
period 2005-10-01
LEAR CORP
filed 2005-11-10
CIK 842162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2005.
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 4, 2005, the number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share, was 67,169,022.

LEAR CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 1, 2005
INDEX

Page No.
Part I — Financial Information
Item 1 - Consolidated Financial Statements
Introduction to the Consolidated Financial Statements	3
Consolidated Balance Sheets — October 1, 2005 (Unaudited) and December 31, 2004	4
Consolidated Statements of Operations (Unaudited) — Three and Nine Months Ended October 1, 2005 and October 2, 2004	5
Consolidated Statements of Cash Flows (Unaudited) — Nine Months Ended October 1, 2005 and October 2, 2004	6
Notes to the Consolidated Financial Statements	7
Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3 - Quantitative and Qualitative Disclosures about Market Risk (included in Item 2)
Item 4 - Controls and Procedures	45
Part II — Other Information
Item 1 - Legal Proceedings	46
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 5 - Other Information	48
Item 6 - Exhibits	49
Signatures	50
Long-Term Stock Incentive Plan 2005 Restricted Stock Unit Terms and Conditions
Long-Term Stock Incentive Plan Stock Appreciation Rights Terms and Conditions
Long-Term Stock Incentive Plan Supplemental Restricted Stock Unit Terms and Conditions
Employment Agreement
Employment Agreement
Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
Certification by Chief Executive Officer
Certification by Chief Financial Officer

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

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	October 1,	December 31,
	2005	2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$135.4	$584.9
Accounts receivable	2,725.1	2,584.9
Inventories	688.9	621.2
Recoverable customer engineering and tooling	285.6	205.8
Other	327.7	375.2

Total current assets	4,162.7	4,372.0

LONG-TERM ASSETS:
Property, plant and equipment, net	1,976.4	2,019.8
Goodwill, net	2,294.7	3,039.4
Other	545.8	513.2

Total long-term assets	4,816.9	5,572.4

	$8,979.6	$9,944.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$42.7	$35.4
Accounts payable and drafts	3,036.6	2,777.6
Accrued liabilities	1,210.4	1,202.1
Current portion of long-term debt	7.6	632.8

Total current liabilities	4,297.3	4,647.9

LONG-TERM LIABILITIES:
Long-term debt	2,291.5	1,866.9
Other	632.1	699.5

Total long-term liabilities	2,923.6	2,566.4

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 150,000,000 shares authorized; 73,280,978 shares issued as of October 1, 2005 and 73,147,178 shares issued as of December 31, 2004	0.7	0.7
Additional paid-in capital	1,102.0	1,064.4
Common stock held in treasury, 6,112,891 shares as of October 1, 2005 and 5,730,476 shares as of December 31, 2004, at cost	(226.3)	(204.1)
Retained earnings	981.2	1,810.5
Accumulated other comprehensive income (loss)	(98.9)	58.6

Total stockholders’ equity	1,758.7	2,730.1

	$8,979.6	$9,944.4

The accompanying notes are an integral part of these consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share data)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Net sales	$3,986.6	$3,897.8	$12,691.9	$12,673.9

Cost of sales	3,900.2	3,577.6	12,184.8	11,635.2
Selling, general and administrative expenses	142.7	161.1	484.6	487.5
Goodwill impairment charge	670.0	—	670.0	—
Interest expense	45.1	43.3	138.1	121.6
Other expense, net	16.4	10.0	55.5	38.9

Income (loss) before provision (benefit) for income taxes	(787.8)	105.8	(841.1)	390.7
Provision (benefit) for income taxes	(37.7)	14.1	(62.2)	91.5

Net income (loss)	$(750.1)	$91.7	$(778.9)	$299.2

Basic net income (loss) per share	$(11.17)	$1.34	$(11.60)	$4.37

Diluted net income (loss) per share	$(11.17)	$1.26	$(11.60)	$4.08

The accompanying notes are an integral part of these consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine Months Ended
	October 1,	October 2,
	2005	2004
Cash Flows from Operating Activities:
Net income (loss)	$(778.9)	$299.2
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment charge	670.0	—
Fixed asset impairment charge	87.3	3.0
Depreciation and amortization	290.9	258.4
Net change in recoverable customer engineering and tooling	(100.1)	(5.3)
Net change in working capital items	(260.6)	(61.4)
Other, net	41.0	20.5

Net cash provided by (used in) operating activities before net change in sold accounts receivable	(50.4)	514.4
Net change in sold accounts receivable	279.2	(70.4)

Net cash provided by operating activities	228.8	444.0

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(414.3)	(283.7)
Cost of acquisition, net of cash required	—	(73.9)
Other, net	15.1	10.4

Net cash used in investing activities	(399.2)	(347.2)

Cash Flows from Financing Activities:
Issuance (repayment) of senior notes	(600.0)	399.2
Long-term debt borrowings (repayments), net	434.1	(51.5)
Short-term debt repayments, net	(4.1)	(37.0)
Dividends paid	(50.4)	(54.6)
Proceeds from exercise of stock options	4.7	20.1
Repurchase of common stock	(25.4)	(50.6)
Increase in drafts	3.8	3.6
Other, net	0.6	—

Net cash provided by (used in) financing activities	(236.7)	229.2

Effect of foreign currency translation	(42.4)	6.3

Net Change in Cash and Cash Equivalents	(449.5)	332.3
Cash and Cash Equivalents as of Beginning of Period	584.9	169.3

Cash and Cash Equivalents as of End of Period	$135.4	$501.6

Changes in Working Capital:
Accounts receivable	$(548.3)	$(222.0)
Inventories	(86.8)	(89.7)
Accounts payable	396.9	160.2
Accrued liabilities and other	(22.4)	90.1

Net change in working capital items	$(260.6)	$(61.4)

Supplementary Disclosure:
Cash paid for interest	$113.7	$93.5

Cash paid for income taxes	$94.1	$100.1

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
     Certain amounts in the prior period’s financial statement disclosures have been reclassified to conform to the presentation used in the quarter ended October 1, 2005.
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
     In connection with the initial phases of the Company’s restructuring actions, the Company recorded charges of $56.7 million in the first nine months of 2005, including $48.8 million recorded as cost of sales and $5.3 million recorded as selling, general and administrative expenses. The remaining charges were recorded as interest expense and benefit for income taxes. The charges consist of employee termination benefits of $28.1 million for 298 salaried and 2,331 hourly employees, asset impairment charges of $13.5 million and contract termination costs of $12.0 million, as well as other costs of $3.1 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations. Asset impairment charges relate to the disposal of leasehold improvements and machinery and equipment with carrying values of $13.5 million in excess of related estimated fair values. Contract termination costs include lease cancellation costs of $3.4 million, which are expected to be paid through 2006, the repayment of various grants of $4.7 million, the termination of joint venture, subcontractor and other relationships of $2.4 million and pension and other postretirement benefit plan curtailments of $1.5 million.
     A summary of the 2005 restructuring charges, excluding the $1.5 million pension and other postretirement benefit plan curtailments, is shown below (in millions):

		Utilization		Accrual as of
	Charges	Cash	Non-cash	October 1, 2005
Employee termination benefits	$28.1	$(10.3)	$—	$17.8
Asset impairments	13.5	—	(13.5)	—
Contract termination costs	10.5	(1.0)	—	9.5
Other related costs	3.1	(3.1)	—	—

Total	$55.2	$(14.4)	$(13.5)	$27.3

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
(3) Stock-Based Compensation
     On January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” under which compensation cost for grants of stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units (collectively, “Incentive Units”) and stock options is determined on the basis of the fair value of the Incentive Units and stock options as of the grant date. SFAS No. 123 has been applied prospectively to all employee awards granted after January 1, 2003, as permitted under the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” The pro forma effect on net income (loss) and net income (loss) per share, as if the fair value recognition provisions had been applied to all outstanding and unvested awards granted prior to January 1, 2003, is shown below (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Net income (loss), as reported	$(750.1)	$91.7	$(778.9)	$299.2
Add: Stock-based employee compensation expense included in reported net income (loss), net of tax	4.4	2.4	12.5	7.3
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(4.4)	(4.5)	(15.9)	(15.9)

Net income (loss), pro forma	$(750.1)	$89.6	$(782.3)	$290.6

Net income (loss) per share:
Basic — as reported	$(11.17)	$1.34	$(11.60)	$4.37
Basic — pro forma	$(11.17)	$1.31	$(11.65)	$4.24
Diluted — as reported	$(11.17)	$1.26	$(11.60)	$4.08
Diluted — pro forma	$(11.17)	$1.23	$(11.65)	$3.97
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
     At the time of the acquisition, the Company began to formulate plans for the restructuring of certain acquired operations. These plans, including plant closings and employee terminations and relocations, were finalized by the Company and are substantially complete. In addition, the Company has made indemnity claims against the sellers for breaches of certain representations and warranties, which are pending as of the date of this Report.
     The Grote & Hartmann acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed are included in the consolidated balance sheets as of October 1, 2005 and December 31, 2004. The operating results of Grote & Hartmann are included in the consolidated financial statements since the date of acquisition. In the second quarter of 2005, the allocation of the purchase price was finalized, resulting in a decrease in goodwill of approximately $3.4 million. This decrease was primarily due to the finalization of the restructuring plans, additional information regarding liabilities assumed, including contingent liabilities, revisions of estimates of fair value made at the date of purchase and certain tax attributes. The purchase price and related allocation are shown below (in millions):

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
(5) Inventories
     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. A summary of inventories is shown below (in millions):

	October 1,	December 31,
	2005	2004
Raw materials	$516.9	$487.8
Work-in-process	45.8	43.8
Finished goods	126.2	89.6

Inventories	$688.9	$621.2

(6) Property, Plant and Equipment
     Property, plant and equipment is stated at cost. Depreciable property is depreciated over the estimated useful lives of the assets, principally using the straight-line method. A summary of property, plant and equipment is shown below (in millions):

	October 1,	December 31,
	2005	2004
Land	$141.5	$138.6
Buildings and improvements	720.3	759.2
Machinery and equipment	2,922.5	2,844.7
Construction in progress	71.4	52.8

Total property, plant and equipment	3,855.7	3,795.3
Less — accumulated depreciation	(1,879.3)	(1,775.5)

Net property, plant and equipment	$1,976.4	$2,019.8

     Depreciation expense was $98.3 million and $86.8 million in the three months ended October 1, 2005 and October 2, 2004, respectively, and $287.4 million and $256.9 million in the nine months ended October 1, 2005 and October 2, 2004, respectively.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(7) Goodwill and Long-Lived Assets
     A summary of the changes in the carrying amount of goodwill, by reportable operating segment, for the nine months ended October 1, 2005, is shown below (in millions):

			Electronic and
	Seating	Interior	Electrical	Total
Balance as of December 31, 2004	$1,075.7	$1,017.8	$945.9	$3,039.4
Goodwill impairment charge	—	(670.0)	—	(670.0)
Foreign currency translation and other	(33.1)	(5.5)	(36.1)	(74.7)

Balance as of October 1, 2005	$1,042.6	$342.3	$909.8	$2,294.7

     The Company monitors its goodwill for impairment indicators on an ongoing basis in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company’s interior segment has continued to experience a decrease in operating results. The Company has been evaluating strategic alternatives with respect to this segment. On October 17, 2005, the Company entered into a framework agreement for a proposed joint venture relationship, involving its interior segment, with WL Ross & Co. LLC and Franklin Mutual Advisers, LLC. In the third quarter of 2005, the Company evaluated the carrying value of goodwill within its interior segment by comparing the fair value of its reporting units, based on discounted cash flow analyses, to the related net book values. Fair values are estimated using recent automotive industry and specific platform production volume projections, which are based on both independent and internally-developed forecasts, as well as commercial, wage and benefit, inflation, discount rate and other assumptions. As a result, the Company recorded an estimated goodwill impairment charge of $670.0 million in the third quarter of 2005 due to the substantial decrease in the operating performance of its interior segment in 2005, as well as the outlook for this business. The goodwill impairment charge is based on the Company’s best estimate. The ultimate amount of the impairment will be determined in the fourth quarter of 2005 upon finalization of the implied fair value of goodwill pursuant to asset valuation and allocation procedures.
     The Company monitors its long-lived assets for impairment indicators on an ongoing basis in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In the third quarter of 2005, the Company evaluated the carrying value of the fixed assets of certain operating locations within its interior segment. Fair values were estimated based upon either discounted cash flow analyses or estimated salvage values. Cash flows are estimated using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments, as well as assumptions related to discount rates. As a result, the Company recorded impairment charges of $73.8 million in the third quarter of 2005 in addition to impairment charges of $8.9 million recorded in conjunction with its restructuring actions (Note 2, “Restructuring”). Consistent with the goodwill impairment charge, the fixed assets impairment charges are due to the substantial decrease in the operating performance of specific product lines of the Company’s interior segment in 2005, as well as the outlook for this business. The fixed asset impairment charges are recorded in cost of sales in the consolidated statements of operations for the three and nine months ended October 1, 2005.
(8) Investments in Affiliates
     In the second quarter of 2005, the Company committed to the divestiture of a minority interest in a business accounted for under the equity method and recorded a related impairment charge of $16.9 million. This charge is included in other expense, net in the consolidated statements of operations in the nine months ended October 1, 2005. This investment was divested in the third quarter of 2005.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(9) Long-Term Debt
     A summary of long-term debt and the related weighted average interest rates, including the effect of hedging activities described in Note 18, “Financial Instruments,” and the amortization of debt discount, is shown below (in millions):

	October 1, 2005		December 31, 2004
		Weighted		Weighted
	Long-Term	Average	Long-Term	Average
Debt Instrument	Debt	Interest Rate	Debt	Interest Rate
Amended and restated primary credit facility	$454.6	5.48%	$—	—
5.75% Senior Notes, due August 2014	399.3	5.635%	399.2	5.635%
Zero-coupon Convertible Senior Notes, due February 2022	296.6	4.75%	286.3	4.75%
8.125% Euro-denominated Senior Notes, due April 2008	300.3	8.125%	338.5	8.125%
8.11% Senior Notes, due May 2009	800.0	8.24%	800.0	7.74%
7.96% Senior Notes, due May 2005	—	—	600.0	6.95%
Other	48.3	5.05%	75.7	4.22%

	2,299.1		2,499.7
Current portion	(7.6)		(632.8)

Long-term debt	$2,291.5		$1,866.9

     On March 23, 2005, the Company entered into a $1.7 billion credit and guarantee agreement (the “Primary Credit Facility”), which provides for maximum revolving borrowing commitments of $1.7 billion and matures on March 23, 2010. The Primary Credit Facility replaced the Company’s existing $1.7 billion amended and restated credit facility, which was due to mature on March 26, 2006, and which was terminated on March 23, 2005. On August 3, 2005, the Primary Credit Facility was amended to (i) revise the leverage ratio covenant for the third quarter of 2005 through the first quarter of 2006, (ii) obtain the consent of the lenders to permit the Company to enter into a new 18-month term loan facility (the “Term Loan Facility”) with a principal amount of up to $400 million and (iii) provide for the pledge of the capital stock of certain of the Company’s material subsidiaries to secure its obligations under the Primary Credit Facility and the Term Loan Facility. On August 11, 2005, the Company entered into an amended and restated credit and guarantee agreement (the “Amended and Restated Primary Credit Facility”). The Amended and Restated Primary Credit Facility effectively combines the Company’s existing Primary Credit Facility, as amended, with the new $400 million Term Loan Facility with a maturity date of February 11, 2007. The Amended and Restated Primary Credit Facility provides for multicurrency revolving borrowings in a maximum aggregate amount of $750 million, Canadian revolving borrowings in a maximum aggregate amount of $200 million and swing-line revolving borrowings in a maximum aggregate amount of $300 million, the commitments for which are part of the aggregate revolving credit facility commitment. As of October 1, 2005, the Company had $454.6 million in borrowings outstanding under the Amended and Restated Primary Credit Facility, including $400.0 million in borrowings outstanding under the Term Loan Facility and $54.6 million in revolving borrowings.
     Revolving borrowings under the Amended and Restated Primary Credit Facility bear interest, payable no less frequently than quarterly, at (a) (1) applicable interbank rates, on Eurodollar and Eurocurrency loans, (2) the greater of the U.S. prime rate and the federal funds rate plus 0.50%, on base rate loans, (3) the greater of the rate publicly announced by the Canadian administrative agent and the federal funds rate plus 0.50%, on U.S. dollar denominated Canadian loans, (4) the greater of the prime rate announced by the Canadian administrative agent and the average Canadian interbank bid rate (CDOR) plus 1.0%, on Canadian dollar denominated Canadian loans, and (5) various published or quoted rates, on swing line and other loans, plus (b) a percentage spread ranging from 0% to 1.0%, depending on the type of loan and/or currency and the Company’s credit rating or leverage ratio. Borrowings under the Term Loan Facility bear interest at a percentage spread ranging from 0.50% to 0.75% for alternate base rate loans and 1.50% to 1.75% for Eurodollar loans depending on the Company’s credit rating or leverage ratio. Under the Amended and Restated Primary Credit Facility, the Company agrees to pay a facility fee, payable quarterly, at rates ranging from 0.10% to 0.35%, depending on its credit rating or leverage ratio, and when applicable, a utilization fee.
     The Company’s obligations under the Amended and Restated Primary Credit Facility are guaranteed, on a joint and several basis, by certain of its subsidiaries, which are primarily domestic subsidiaries and all of which are directly or indirectly 100% owned by the Company (Note 20, “Supplemental Guarantor Condensed Consolidating Financial Statements”). In addition, the Amended and Restated Primary Credit Facility provides for the pledge of the capital stock of certain material subsidiaries as security for the Company’s obligations.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     The Amended and Restated Primary Credit Facility contains operating and financial covenants that, among other things, could limit the Company’s ability to obtain additional sources of capital. As amended, the principal financial covenants require that the Company maintain a leverage ratio of not more than 3.75 to 1 as of October 1, 2005 and December 31, 2005, 3.50 to 1 as of April 1, 2006 and 3.25 to 1 as of the end of each quarter thereafter and an interest coverage ratio of not less than 3.5 to 1 as of the end of each quarter (as such ratios are defined in the Amended and Restated Primary Credit Facility). As of October 1, 2005, the Company was in compliance with all covenants and other requirements set forth in its Amended and Restated Primary Credit Facility. The Company’s leverage and interest coverage ratios were 2.7 to 1 and 4.8 to 1, respectively. These ratios are calculated on a trailing four quarter basis. As a result, any decline in the Company’s operating results will negatively impact its future coverage ratios.
     All of the Company’s senior notes contain covenants restricting the Company’s ability to incur liens and to enter into sale and leaseback transactions and restricting the Company’s ability to consolidate with, to merge with or into or to sell or otherwise dispose of all or substantially all of its assets to any person. As of October 1, 2005, the Company was in compliance with all covenants and other requirements set forth in its senior notes.
     All of the Company’s senior notes are guaranteed by the same subsidiaries that guarantee the Amended and Restated Primary Credit Facility. In the event that any such subsidiary ceases to be a guarantor under the Amended and Restated Primary Credit Facility, such subsidiary will be released as a guarantor of the senior notes.
     On May 15, 2005, the Company repaid the $600 million senior notes due May 2005 at maturity.
(10) Pension and Other Postretirement Benefit Plans
Net Periodic Benefit Cost
     The components of the Company’s net periodic benefit cost are shown below (in millions):

	Pension		Other Postretirement
	Three Months Ended		Three Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Service cost	$10.2	$8.9	$3.2	$3.6
Interest cost	9.4	6.9	3.5	3.3
Expected return on plan assets	(7.5)	(4.6)	—	—
Amortization of actuarial loss	0.8	0.7	1.0	1.0
Amortization of transition (asset) obligation	—	(0.1)	0.6	0.3
Amortization of prior service cost	1.3	0.8	(1.1)	(0.7)
Curtailment loss	0.4	—	—	—

Net periodic benefit cost	$14.6	$12.6	$7.2	$7.5

	Pension		Other Postretirement
	Nine Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Service cost	$30.5	$30.2	$9.3	$10.8
Interest cost	27.7	25.8	10.3	9.5
Expected return on plan assets	(22.2)	(18.8)	—	—
Amortization of actuarial loss	2.2	2.3	2.8	3.0
Amortization of transition (asset) obligation	(0.1)	(0.3)	1.9	0.9
Amortization of prior service cost	3.8	3.5	(3.3)	(2.1)
Special termination benefits	—	0.1	0.2	0.2
Settlement loss	1.0	—	—	—
Curtailment loss (gain)	0.8	—	0.7	(7.7)

Net periodic benefit cost	$43.7	$42.8	$21.9	$14.6

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Contributions
     Employer contributions to the Company’s domestic and foreign pension plans for the three and nine months ended October 1, 2005, were approximately $10.7 million and $36.6 million in aggregate, respectively. The Company expects to contribute an additional $13 million to $15 million, in aggregate, to its domestic and foreign pension portfolios in 2005.
(11) Other Expense, Net
     Other expense includes state and local non-income taxes, foreign exchange gains and losses, minority interests in consolidated subsidiaries, equity in net income (loss) of affiliates, impairments of equity investments in affiliates, gains and losses on the sales of fixed assets and other miscellaneous income and expense. A summary of other expense, net is shown below (in millions):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Other expense	$20.4	$11.6	$55.9	$44.1
Other income	(4.0)	(1.6)	(0.4)	(5.2)

Other expense, net	$16.4	$10.0	$55.5	$38.9

(12) Provision (Benefit) for Income Taxes
     The benefit for income taxes was $37.7 million, representing an effective tax rate of 4.8%, and $62.2 million, representing an effective tax rate of 7.4%, for the three and nine months ended October 1, 2005, respectively. The provision for income taxes was $14.1 million, representing an effective tax rate of 13.3%, and $91.5 million, representing an effective tax rate of 23.4%, for the three and nine months ended October 2, 2004, respectively. For the three and nine months ended October 1, 2005, the benefit for income taxes was impacted by the goodwill impairment charge for which no tax benefit was provided as this goodwill is nondeductible for tax purposes. The effective tax rate was also affected by the restructuring, fixed asset impairment and litigation-related charges. The tax benefit provided with respect to these items was determined based upon the appropriate tax rate in the jurisdiction in which the expenses were incurred. No tax benefit was provided on the portion of the restructuring and litigation-related charges that were incurred in countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. For the nine months ended October 1, 2005, the benefit for income taxes was also impacted by the impairment of an equity investment for which no tax benefit was provided because this item will result in a capital loss for which no tax benefit is likely to be realized and a one-time benefit of $17.8 million resulting from a tax law change in Poland.
     The effective tax rates in 2005 and 2004 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, valuation adjustments, research and development credits, the benefit from a favorable tax settlement related to prior years’ matters and other items.
     During 2005, the Company recognized the income tax benefits with respect to operating losses generated in the United States in the carrying value of its deferred tax assets. As of October 1, 2005, the Company’s net federal deferred tax asset in the United States was approximately $204.6 million. The Company currently believes that it is more likely than not that the Company will generate sufficient U.S.-based taxable income inclusive of the availability of tax planning strategies to realize these deferred tax assets. The Company’s analysis of the realization considers the probability of generating taxable income over the permitted period in the United States inclusive of the availability of tax planning strategies. The Company’s assessment could change in future periods as a result of changes in the operating and economic environment in the U.S. automotive industry that may influence the Company’s ability to generate U.S.-based taxable income. If, as a result of changes, the Company concludes that it is more likely than not that the Company will be unable to fully realize these assets, the Company would be required to provide a full or partial valuation allowance against these deferred tax assets at that time.
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

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Net income (loss), as reported	$(750.1)	$91.7	$(778.9)	$299.2
Add: After-tax interest expense on convertible debt	—	2.3	—	7.0

Net income (loss), for diluted net income (loss)per share	$(750.1)	$94.0	$(778.9)	$306.2

Weighted average common shares outstanding	67,144,073	68,327,106	67,163,429	68,506,459
Dilutive effect of common stock equivalents	—	1,375,770	—	1,684,196
Shares issuable upon conversion of convertible debt	—	4,813,056	—	4,813,056

Diluted shares outstanding	67,144,073	74,515,932	67,163,429	75,003,711

Diluted net income (loss) per share	$(11.17)	$1.26	$(11.60)	$4.08
     The shares issuable upon conversion of the Company’s outstanding zero-coupon convertible debt and the effect of common stock equivalents, including options, restricted stock units and performance units were excluded from the computation of diluted net loss per share for the three months and nine months ended October 1, 2005, as inclusion would have resulted in antidilution. Certain options were not included in the computation of diluted shares outstanding for the three months ended October 2, 2004. A summary of these options and their exercise prices, as well as these restricted stock units and performance units is shown below:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Options
Antidilutive options outstanding	3,023,005	16,000	3,023,005	—
Exercise price	$22.12 - $55.33	$55.33	$22.12 - $55.33	—
Restricted stock units	1,137,448	—	1,137,448	—
Performance units	1,036,441	—	1,036,441	—
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
(14) Comprehensive Income (Loss)
     Comprehensive income (loss) is defined as all changes in a Company’s net assets except changes resulting from transactions with stockholders. It differs from net income (loss) in that certain items currently recorded in equity are included in comprehensive income (loss). A summary of comprehensive income (loss) is shown below (in millions):

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Net income (loss)	$(750.1)	$91.7	$(778.9)	$299.2
Other comprehensive income (loss):
Derivative instruments and hedging activities	(5.9)	1.8	(2.1)	11.5
Foreign currency translation adjustment	2.0	21.9	(155.4)	3.6

Other comprehensive income (loss)	(3.9)	23.7	(157.5)	15.1

Comprehensive income (loss)	$(754.0)	$115.4	$(936.4)	$314.3

(15) Pre-Production Costs Related to Long-Term Supply Agreements
     The Company incurs pre-production engineering, research and development (“ER&D”) and tooling costs related to the products produced for its customers under long-term supply agreements. The Company expenses all pre-production ER&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, the Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which the customer has not provided a non-cancelable right to use the tooling. During the first nine months of 2005 and 2004, the Company capitalized $189.5 million and $168.3 million, respectively, of pre-production ER&D costs for which reimbursement is contractually guaranteed by the customer. In addition, during the first nine months of 2005 and 2004, the Company capitalized $458.5 million and $289.0 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling. These amounts are included in recoverable customer engineering and tooling and other long-term assets in the consolidated balance sheets. During the nine months ended October 1, 2005 and October 2, 2004, the Company collected $524.0 million and $474.1 million, respectively, of cash related to ER&D and tooling costs.
     During the first nine months of 2005 and 2004, the Company capitalized $31.0 million and $24.3 million, respectively, of Company-owned tooling. These amounts are included in property, plant and equipment, net in the consolidated balance sheets.
     The classification of capitalized pre-production ER&D and tooling costs related to long-term supply agreements is shown below (in millions):

	October 1,	December 31,
	2005	2004
Current	$285.6	$205.8
Long-term	239.7	245.1

Recoverable customer engineering and tooling	$525.3	$450.9

     Gains and losses related to ER&D and tooling projects are reviewed on an aggregated program basis. Net gains on projects are deferred and recognized over the life of the long-term supply agreement. Net losses on projects are recognized as costs are incurred.
(16) Legal and Other Contingencies
     As of October 1, 2005 and December 31, 2004, the Company had recorded reserves for pending legal disputes, including commercial litigation and other matters, of $50.6 million and $25.2 million, respectively. Such reserves reflect amounts recognized in accordance with accounting principles generally accepted in the United States and exclude the cost of legal representation. Product warranty liabilities are recorded separately from legal liabilities, as described below.
Commercial Disputes
     The Company is involved from time to time in legal proceedings and claims relating to commercial or contractual disputes, including disputes with its suppliers. Largely as a result of generally unfavorable industry conditions and financial distress within the Company’s supply base, the Company has experienced an increase in commercial and contractual disputes in 2005, particularly with suppliers. These disputes vary in nature and are usually resolved by negotiations between the parties. In the second quarter of 2005, a European seat trim supplier obtained a preliminary judgment (with no notice provided to the Company or its foreign subsidiary) awarding the supplier approximately $11.4 million in interest and penalties for allegedly late payments. The Company’s foreign subsidiary resolved this matter with the supplier for approximately $9.7 million in the third quarter of 2005.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     On January 29, 2002, Seton Company (“Seton”), one of the Company’s leather suppliers, filed a suit alleging that the Company had breached a purported agreement to purchase leather from Seton for seats for the life of the General Motors GMT 800 program. Seton filed the lawsuit in the U.S. District Court for the Eastern District of Michigan seeking compensatory and exemplary damages totaling $96.5 million plus interest on breach of contract and promissory estoppel claims. In May 2005, this case proceeded to trial, and the jury returned a $30 million verdict against the Company. On September 27, 2005, the Court denied our post-trial motions challenging the judgment and granted Seton’s motion to award prejudgment interest in the amount of $4.7 million. The judgment, with related interest, has been accrued in the consolidated balance sheet as of October 1, 2005. The Company is appealing the judgment and the interest award.
     On June 13, 2005, The Chamberlain Group (“Chamberlain”) filed a lawsuit against the Company and Ford Motor Company (“Ford”) in the Northern District of Illinois alleging patent infringement. Two counts are asserted against the Company and Ford based upon Chamberlain’s rolling code security system patent and a related product which operates transmitters to actuate garage door openers. Two additional counts are asserted against Ford only (not the Company) based upon different Chamberlain patents. The Chamberlain lawsuit was filed in connection with the Company’s marketing of its universal garage door opener system, which competes with a product offered by Johnson Controls Inc. (“JCI”). JCI obtained technology from Chamberlain to operate its product. In October 2005, JCI joined the lawsuit as a plaintiff along with Chamberlain, and Chamberlain dismissed its infringement claims against Ford based upon its rolling security system patent. The Company has filed a motion seeking to dismiss JCI on the grounds that it lacks standing to enforce the Chamberlain patents at issue. Moreover, the Company denies that it infringes Chamberlain’s patents, and the Company intends to vigorously defend the lawsuit.
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
     Although the Company does not believe that any of the foregoing lawsuits will have a material adverse impact on the Company’s business, consolidated financial position or results of operations, no assurances can be given in this regard.
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
     A summary of the changes in product warranty liabilities for the nine months ended October 1, 2005, is shown below (in millions):

Balance as of December 31, 2004	$43.4
Expense, net	14.7
Settlements	(21.6)
Foreign exchange and other	(1.5)

Balance as of October 1, 2005	$35.0

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
     As of October 1, 2005 and December 31, 2004, the Company had recorded reserves for environmental matters of $5.6 million and $5.9 million, respectively. While the Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse effect on its business, consolidated financial position or results of operations, no assurances can be given in this regard.
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
     Most of the original plaintiffs have filed motions to dismiss their claims for health effects and personal injury damages; therefore, approximately three-fourths of the plaintiffs should be voluntarily dismissed from these lawsuits. Upon the completion of these dismissals, the Company anticipates that there will be approximately 300 plaintiffs remaining in the lawsuits to proceed with property damage claims only. There is the potential that the dismissed plaintiffs could seek separate counsel to re-file their personal injury claims. In March 2005, the venue for these lawsuits was transferred from Lowndes County, Mississippi, to Lafayette County, Mississippi. In April 2005, certain plaintiffs filed an amended complaint alleging negligence, nuisance, intentional tort and conspiracy claims and seeking compensatory and punitive damages. In late April 2005, the court scheduled the first trial date for the initial plaintiffs to commence in March 2006. Discovery continued during the third quarter and must be completed during the fourth quarter of 2005.
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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
     The Company evaluates the performance of its operating segments based primarily on revenues from external customers, income before goodwill impairment charge, interest, other expense and income taxes and cash flows, being defined as income before goodwill impairment charge, interest, other expense and income taxes less capital expenditures plus depreciation and amortization. A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	Three Months Ended October 1, 2005
			Electronic and
	Seating	Interior	Electrical	Other	Consolidated
Revenues from external customers	$2,564.3	$731.4	$690.9	$—	$3,986.6
Income (loss) before goodwill impairment charge, interest, other expense and income taxes	71.2	(113.7)	35.7	(49.5)	(56.3)
Depreciation and amortization	36.5	31.7	26.6	4.8	99.6
Capital expenditures	50.9	51.7	22.2	10.4	135.2
Total assets	4,776.6	1,921.7	2,288.2	(6.9)	8,979.6

	Three Months Ended October 2, 2004
			Electronic and
	Seating	Interior	Electrical	Other	Consolidated
Revenues from external customers	$2,592.7	$665.0	$640.1	$—	$3,897.8
Income (loss) before, interest, other expense and income taxes	166.4	8.2	42.2	(57.7)	159.1
Depreciation and amortization	31.0	27.2	24.5	5.6	88.3
Capital expenditures	40.7	18.4	25.3	6.7	91.1
Total assets	4,346.6	2,413.7	2,455.9	360.3	9,576.5

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Nine Months Ended October 1, 2005
			Electronic and
	Seating	Interior	Electrical	Other	Consolidated
Revenues from external customers	$8,192.9	$2,261.2	$2,237.8	$—	$12,691.9
Income (loss) before goodwill impairment charge, interest other expense and income taxes	169.9	(139.9)	146.0	(153.5)	22.5
Depreciation and amortization	108.2	89.2	78.3	15.2	290.9
Capital expenditures	181.1	129.5	73.3	30.4	414.3
Total assets	4,776.6	1,921.7	2,288.2	(6.9)	8,979.6

	Nine Months Ended October 2, 2004
			Electronic and
	Seating	Interior	Electrical	Other	Consolidated
Revenues from external customers	$8,488.5	$2,221.4	$1,964.0	$—	$12,673.9
Income before interest, other expense and income taxes	501.8	56.8	161.2	(168.6)	551.2
Depreciation and amortization	98.0	81.2	62.1	17.1	258.4
Capital expenditures	140.2	64.9	71.3	7.3	283.7
Total assets	4,346.6	2,413.7	2,455.9	360.3	9,576.5
     For the three months ended October 1, 2005, income (loss) before goodwill impairment charge, interest, other expense and income taxes includes restructuring charges of $6.7 million, $14.2 million, $6.6 million and $0.8 million in the seating, interior, electronic and electrical operating segments and in the other category, respectively. For the nine months ended October 1, 2005, income (loss) before goodwill impairment charge, interest, other expense and income taxes includes restructuring charges of $19.6 million, $17.4 million, $15.5 million and $1.6 million in the seating, interior, electronic and electrical operating segments and in the other category, respectively (Note 2, “Restructuring”). In addition, for the three and nine months ended October 1, 2005, income (loss) before goodwill impairment charge, interest, other expense and income taxes includes $73.8 million in additional fixed asset impairment charges in the interior segment (Note 7, “Goodwill and Long-Lived Assets”).
     For the nine months ended October 2, 2004, income before interest, other expense and income taxes includes restructuring charges of $7.8 million in the seating segment.
     A reconciliation of consolidated income (loss) before goodwill impairment charge, interest, other expense and income taxes to consolidated income (loss) before provision (benefit) for income taxes is shown below (in millions):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Income (loss) before goodwill impairment charge, interest, other expense and income taxes	$(56.3)	$159.1	$22.5	$551.2
Goodwill impairment charge	670.0	—	670.0	—
Interest expense	45.1	43.3	138.1	121.6
Other expense, net	16.4	10.0	55.5	38.9

Income (loss) before provision (benefit) for income taxes	$(787.8)	$105.8	$(841.1)	$390.7

(18) Financial Instruments
     Certain of the Company’s European and Asian subsidiaries periodically factor their accounts receivable with financial institutions. Such receivables are factored without recourse to the Company and are excluded from accounts receivable in the consolidated balance sheets. As of October 1, 2005, the amount of factored accounts receivable was $166.8 million. As of December 31, 2004, there were no factored accounts receivable.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Asset-Backed Securitization Agreement
     The Company and several of its U.S. subsidiaries sell certain accounts receivable to a wholly-owned, consolidated, bankruptcy-remote special purpose corporation (Lear ASC Corporation) under an asset-backed securitization facility (the “ABS facility”). In turn, Lear ASC Corporation transfers undivided interests in up to $150 million of the accounts receivable to bank-sponsored commercial-paper conduits. As of October 1, 2005, accounts receivable totaling $490.1 million had been transferred to Lear ASC Corporation, including $377.2 million of retained interests, which serves as credit enhancement for the facility and is included in accounts receivable in the consolidated balance sheet as of October 1, 2005, and $112.9 million of undivided interests, which was transferred to the conduits and is excluded from accounts receivable in the consolidated balance sheet as of October 1, 2005. As of December 31, 2004, accounts receivable totaling $654.4 million had been transferred to Lear ASC Corporation, but no undivided interests were transferred to the conduits. As such, this retained interest is included in accounts receivable in the consolidated balance sheet as of December 31, 2004. A discount on the sale of receivables of $0.9 million and $0.4 million was recognized in the three months ended October 1, 2005 and October 2, 2004, respectively, and $2.6 million and $1.3 million was recognized in the nine months ended October 1, 2005 and October 2, 2004, respectively. This discount is included in other expense, net in the consolidated statements of operations.
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
     A summary of certain cash flows received from and paid to Lear ASC Corporation is shown below (in millions):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Proceeds from (repayments of) securitizations	$(17.0)	$—	$112.9	$—
Proceeds from collections reinvested in securitizations	1,060.3	1,041.0	3,213.0	3,627.5
Servicing fees received	1.2	1.3	3.8	4.1
Derivative Instruments and Hedging Activities
     Forward foreign exchange, futures and option contracts — The Company uses forward foreign exchange, futures and option contracts to reduce the effect of fluctuations in foreign exchange rates on short-term, foreign currency denominated intercompany transactions and other known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Mexican peso, Canadian dollar and the Euro. Forward foreign exchange and futures contracts are accounted for as fair value hedges when the hedged item is a recognized asset or liability or an unrecognized firm commitment. As of October 1, 2005, contracts designated as fair value hedges with $586.5 million of notional amount were outstanding with maturities of less than five months. As of October 1, 2005, the fair market value of these contracts was approximately negative $7.9 million. Forward foreign exchange, futures and option contracts are accounted for as cash flow hedges when the hedged item is a forecasted transaction or the variability of cash flows to be paid or received relates to a recognized asset or liability. As of October 1, 2005, contracts designated as cash flow hedges with $710.3 million of notional amount were outstanding with maturities of less than 15 months. As of October 1, 2005, the fair market value of these contracts was approximately $4.3 million.
     Interest rate swap contracts — The Company uses interest rate swap contracts to manage its exposure to fluctuations in interest rates. Interest rate swap contracts which fix the interest payments of certain variable rate debt instruments or fix the market rate component of anticipated fixed rate debt instruments are accounted for as cash flow hedges. Interest rate swap contracts which hedge the change in fair market value of certain fixed rate debt instruments are accounted for as fair value hedges. As of October 1, 2005, contracts representing $600.0 million of notional amount were outstanding with maturity dates of September 2007 through May 2009. Of these contracts, $300.0 million modify the variable rate characteristics of the Company’s floating rate debt, which are generally set at three-month LIBOR rates. These contracts convert the Company’s floating rate obligations into two-year fixed rate obligations with a weighted average interest rate of 4.17%. The remaining $300.0 million modify the fixed rate characteristics of the Company’s outstanding 8.11% senior notes due May 2009. These contracts convert these fixed rate obligations into variable rate obligations with coupons which reset semi-annually based on LIBOR plus a spread of 4.58%. However, the effective cost of these contracts, including

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
the impact of swap contract restructuring, is LIBOR plus 3.85%. The fair market value of all outstanding interest rate swap contracts is subject to changes in value due to changes in interest rates. As of October 1, 2005, the aggregate fair market value of outstanding interest rate swap contracts was approximately negative $11.7 million.
     As of October 1, 2005 and December 31, 2004, net gains of approximately 14.0 million and $17.4 million, respectively, related to derivative instruments and hedging activities were recorded in accumulated other comprehensive income (loss). Net gains (losses) of $6.2 and $(1.3) million in the three months ended October 1, 2005 and October 2, 2004, respectively, and $20.5 million and $(4.6) million in the nine months ended October 1, 2005 and October 2, 2004, respectively, related to the Company’s hedging activities were reclassified from accumulated other comprehensive income (loss) into earnings. As of October 1, 2005, all cash flow hedges were scheduled to mature within two years, all fair value hedges of the Company’s foreign exchange exposure were scheduled to mature within five months, and all fair value hedges of the Company’s fixed rate debt instruments were scheduled to mature within four years. During the twelve month period ending September 30, 2006, the Company expects to reclassify into earnings net gains of approximately $8.8 million recorded in accumulated other comprehensive income (loss). Such gains will be reclassified at the time the underlying hedged transactions are realized. During the three and nine months ended October 1, 2005 and October 2, 2004, amounts included in the consolidated statements of operations related to changes in the fair value of cash flow and fair value hedges excluded from the effectiveness assessments and the ineffective portion of changes in the fair value of cash flow and fair value hedges were not material.
     Non-U.S. dollar financing transactions — The Company has designated its 8.125% Euro-denominated senior notes (Note 9, “Long-Term Debt”) as a net investment hedge of long-term investments in its Euro-functional subsidiaries. As of October 1, 2005, the amount recorded in cumulative translation adjustment related to the effective portion of the net investment hedge of foreign operations was approximately negative $76.5 million.
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
Stock-Based Compensation
     The FASB issued a revised SFAS No. 123, “Share-Based Payment.” This statement requires that all share-based payments to employees be recognized in the financial statements based on their grant-date fair value. Under previous guidance, companies had the option of recognizing the fair value of stock-based compensation in the financial statements or disclosing the proforma impact of stock-based compensation on the statement of operations in the notes to the financial statements. As described in Note 3, “Stock-Based Compensation,” the Company adopted the fair value recognition provisions of SFAS No. 123 for all employee awards issued after January

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
1, 2003. The revised statement is effective at the beginning of the first annual period beginning after June 15, 2005, and provides two methods of adoption, the modified-prospective method and the modified-retrospective method. The Company anticipates adopting the revised statement using the modified-prospective method. The Company is currently evaluating the provisions of the revised statement but does not expect the impact of adoption to be significant.
(20) Supplemental Guarantor Condensed Consolidating Financial Statements

	October 1, 2005
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
		(Unaudited; in millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6.2	$4.4	$124.8	$—	$135.4
Accounts receivable	122.4	626.3	1,976.4	—	2,725.1
Inventories	25.7	245.8	417.4	—	688.9
Recoverable customer engineering and tooling	(5.1)	178.7	112.0	—	285.6
Other	118.0	52.2	157.5	—	327.7

Total current assets	267.2	1,107.4	2,788.1	—	4,162.7

LONG-TERM ASSETS:
Property, plant and equipment, net	202.2	756.2	1,018.0	—	1,976.4
Goodwill, net	105.0	1,230.5	959.2	—	2,294.7
Investments in subsidiaries	4,085.9	2,326.5	—	(6,412.4)	—
Other	102.6	107.4	335.8	—	545.8

Total long-term assets	4,495.7	4,420.6	2,313.0	(6,412.4)	4,816.9

	$4,762.9	$5,528.0	$5,101.1	$(6,412.4)	$8,979.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$—	$—	$42.7	$—	$42.7
Accounts payable and drafts	282.4	1,003.8	1,750.4	—	3,036.6
Accrued liabilities	206.7	270.0	733.7	—	1,210.4
Current portion of long-term debt	2.0	2.3	3.3	—	7.6

Total current liabilities	491.1	1,276.1	2,530.1	—	4,297.3

LONG-TERM LIABILITIES:
Long-term debt	2,251.1	9.4	31.0	—	2,291.5
Intercompany accounts, net	35.8	1,120.2	(1,156.0)	—	—
Other	226.2	178.6	227.3	—	632.1

Total long-term liabilities	2,513.1	1,308.2	(897.7)	—	2,923.6

STOCKHOLDERS’ EQUITY	1,758.7	2,943.7	3,468.7	(6,412.4)	1,758.7

	$4,762.9	$5,528.0	$5,101.1	$(6,412.4)	$8,979.6

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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(20) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	For the Three Months Ended October 1, 2005
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
			(Unaudited; in millions)
Net sales	$296.9	$1,663.8	$2,651.7	$(625.8)	$3,986.6

Cost of sales	339.6	1,705.9	2,480.5	(625.8)	3,900.2
Selling, general and administrative expenses	38.2	33.6	70.9	—	142.7
Goodwill impairment charge	—	670.0	—	—	670.0
Interest expense	16.5	21.9	6.7	—	45.1
Intercompany (income) expense, net	(54.3)	75.1	(20.8)	—	—
Other expense, net	8.1	5.8	2.5	—	16.4

Income (loss) before provision (benefit) for income taxes and equity in net loss of subsidiaries	(51.2)	(848.5)	111.9	—	(787.8)
Provision (benefit) for income taxes	(13.3)	(51.4)	27.0	—	(37.7)
Equity in net loss of subsidiaries	712.2	3.5	—	(715.7)	—

Net income (loss)	$(750.1)	$(800.6)	$84.9	$715.7	$(750.1)

	For the Three Months Ended October 2, 2004
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
		(Unaudited; in millions)
Net sales	$282.3	$1,658.6	$2,584.6	$(627.7)	$3,897.8

Cost of sales	299.3	1,509.9	2,396.1	(627.7)	3,577.6
Selling, general and administrative expenses	38.6	38.6	83.9	—	161.1
Interest expense	8.3	26.5	8.5	—	43.3
Intercompany (income) expense, net	(82.5)	80.3	2.2	—	—
Other expense, net	1.6	6.8	1.6	—	10.0

Income (loss) before provision (benefit) for income taxes and equity in net income of subsidiaries	17.0	(3.5)	92.3	—	105.8
Provision (benefit) for income taxes	(14.1)	7.6	20.6	—	14.1
Equity in net income of subsidiaries	(60.6)	(26.5)	—	87.1	—

Net income	$91.7	$15.4	$71.7	$(87.1)	$91.7

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(20) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	For the Nine Months Ended October 1, 2005
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
			(Unaudited; in millions)
Net sales	$927.5	$5,208.5	$8,409.3	$(1,853.4)	$12,691.9

Cost of sales	1,049.3	5,087.3	7,901.6	(1,853.4)	12,184.8
Selling, general and administrative expenses	142.7	103.6	238.3	—	484.6
Goodwill impairment charge	—	670.0	—	—	670.0
Interest expense	40.3	73.4	24.4	—	138.1
Intercompany (income) expense, net	(227.4)	235.6	(8.2)	—	—
Other expense, net	25.1	17.9	12.5	—	55.5

Income (loss) before provision (benefit) for income taxes and equity in net (income) loss of subsidiaries	(102.5)	(979.3)	240.7	—	(841.1)
Provision (benefit) for income taxes	(37.7)	(86.5)	62.0	—	(62.2)
Equity in net (income) loss of subsidiaries	714.1	(104.4)	—	(609.7)	—

Net income (loss)	$(778.9)	$(788.4)	$178.7	$609.7	$(778.9)

	For the Nine Months Ended October 2, 2004
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
			(Unaudited; in millions)
Net sales	$794.6	$5,707.2	$8,157.6	$(1,985.5)	$12,673.9

Cost of sales	866.0	5,184.5	7,570.2	(1,985.5)	11,635.2
Selling, general and administrative expenses	119.7	143.5	224.3	—	487.5
Interest expense	10.8	84.1	26.7	—	121.6
Intercompany (income) expense, net	(254.3)	269.0	(14.7)	—	—
Other (income) expense, net	(16.0)	17.6	37.3	—	38.9

Income before provision (benefit) for income taxes and equity in net income of subsidiaries	68.4	8.5	313.8	—	390.7
Provision (benefit) for income taxes	(14.3)	32.7	73.1	—	91.5
Equity in net income of subsidiaries	(216.5)	(137.5)	—	354.0	—

Net income	$299.2	$113.3	$240.7	$(354.0)	$299.2

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(20) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	For the Nine Months Ended October 1, 2005
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net cash provided by operating activities	$22.5	$(156.2)	$362.5	$—	$228.8
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(78.8)	(184.1)	(151.4)	—	(414.3)
Other, net	8.7	2.8	3.6	—	15.1

Net cash used in investing activities	(70.1)	(181.3)	(147.8)	—	(399.2)

Cash Flows from Financing Activities:
Repayment of senior notes	(600.0)	—	—	—	(600.0)
Long-term debt borrowings, net	436.7	(1.1)	(1.5)	—	434.1
Short-term debt repayments, net	—	—	(4.1)	—	(4.1)
Dividends paid	(50.4)	—	—	—	(50.4)
Proceeds from exercise of stock options	4.7	—	—	—	4.7
Repurchase of common stock	(25.4)	—	—	—	(25.4)
Increase in drafts	(5.5)	5.3	4.0	—	3.8
Other, net	0.6	—	—	—	0.6
Change in intercompany accounts	169.6	329.8	(499.4)	—	—

Net cash used in financing activities	(69.7)	334.0	(501.0)	—	(236.7)

Effect of foreign currency translation	—	4.1	(46.5)	—	(42.4)

Net Change in Cash and Cash Equivalents	(117.3)	0.6	(332.8)		(449.5)
Cash and Cash Equivalents as of Beginning of Period	123.5	3.8	457.6	—	584.9

Cash and Cash Equivalents as of End of Period	$6.2	$4.4	$124.8	$—	$135.4

	For the Nine Months Ended October 2, 2004
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net cash provided by operating activities	$144.7	$11.7	$287.6	$—	$444.0
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(54.5)	(93.6)	(135.6)	—	(283.7)
Cost of acquisition, net of cash acquired	—	—	(73.9)	—	(73.9)
Other, net	(3.9)	7.7	6.6	—	10.4

Net cash used in investing activities	(58.4)	(85.9)	(202.9)	—	(347.2)

Cash Flows from Financing Activities:
Issuance of senior notes	399.2	—	—	—	399.2
Long-term debt repayments, net	(7.5)	—	(44.0)	—	(51.5)
Short-term debt repayments, net	(0.3)	(0.1)	(36.6)	—	(37.0)
Dividends paid	(54.6)	—	—	—	(54.6)
Proceeds from exercise of stock options	20.1	—	—	—	20.1
Repurchase of common stock	(50.6)	—	—	—	(50.6)
Increase in drafts	8.1	(4.6)	0.1	—	3.6
Change in intercompany accounts	(57.5)	70.2	(12.7)	—	—

Net cash provided by financing activities	256.9	65.5	(93.2)	—	229.2

Effect of foreign currency translation	—	0.6	5.7	—	6.3

Net Change in Cash and Cash Equivalents	343.2	(8.1)	(2.8)		332.3
Cash and Cash Equivalents as of Beginning of Period	40.9	9.7	118.7	—	169.3

Cash and Cash Equivalents as of End of Period	$384.1	$1.6	$115.9	$—	$501.6

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(20) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)
     Basis of Presentation — Certain of the Company’s wholly-owned subsidiaries (the “Guarantors”) have unconditionally fully guaranteed, on a joint and several basis, the punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all of the Company’s obligations under the Amended and Restated Primary Credit Facility and the indentures governing the Company’s senior notes, including the Company’s obligations to pay principal, premium, if any, and interest with respect to the senior notes. The senior notes consist of $800 million aggregate principal amount of 8.11% senior notes due May 2009, Euro 250 million aggregate principal amount of 8.125% senior notes due April 2008, $640 million aggregate principal amount at maturity of zero-coupon convertible senior notes due February 2022 and $400 million aggregate principal amount of 5.75% senior notes due August 2014. The Guarantors under the indentures are currently Lear Operations Corporation, Lear Seating Holdings Corp. #50, Lear Corporation EEDS and Interiors, Lear Technologies, L.L.C., Lear Midwest Automotive, Limited Partnership, Lear Automotive (EEDS) Spain S.L. and Lear Corporation Mexico, S.A. de C.V. In lieu of providing separate unaudited financial statements for the Guarantors, the Company has included the unaudited supplemental guarantor condensed consolidating financial statements above. Management does not believe that separate financial statements of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented.
     Distributions — There are no significant restrictions on the ability of the Guarantors to make distributions to the Company.
     Selling, General and Administrative Expenses — The Parent allocated $4.5 million and $32.3 million in the three months ended October 1, 2005 and October 2, 2004, respectively, and $19.4 million and $76.0 million in the nine months ended October 1, 2005 and October 2, 2004, respectively, of corporate selling, general and administrative expenses to its operating subsidiaries. The allocations were based on various factors, which estimate usage of particular corporate functions, and in certain instances, other relevant factors, such as the revenues or the number of employees of the Company’s subsidiaries.
     Long-term debt of the Parent and the Guarantors — A summary of long-term debt of the Parent and the Guarantors on a combined basis is shown below (in millions):

	October 1,	December 31,
	2005	2004
Amended and restated primary credit facility	$454.6	$—
Senior notes	1,796.2	2,424.0
Other long-term debt	14.0	43.0

	2,264.8	,467.0
Less — current portion	(4.3)	(628.9)

	$2,260.5	$1,838.1

     The obligations of foreign subsidiary borrowers under the Amended and Restated Primary Credit Facility are guaranteed by the Parent.
     For more information on the above indebtedness, see Note 9, “Long-Term Debt.”

LEAR CORPORATION
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
EXECUTIVE OVERVIEW
     We are one of the world’s largest automotive suppliers based on net sales. Our net sales have grown from $12.4 billion for the year ended December 31, 1999, to $17.0 billion for the year ended December 31, 2004. The major source of our internal growth has been new program awards. We supply every major automotive manufacturer in the world, including General Motors, Ford, DaimlerChrysler, BMW, PSA, Volkswagen, Fiat, Renault-Nissan, Mazda, Hyundai, Subaru and Toyota.
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
     Automotive industry conditions in North America and Europe continue to be challenging. In North America, the industry is characterized by significant overcapacity, fierce competition and significant pension and healthcare liabilities for the domestic automakers. In Europe, the market structure is relatively fragmented with significant overcapacity. We expect these challenging industry conditions to continue in the foreseeable future. During 2005, the domestic automakers have lowered production levels on several of our key platforms, particularly within the sport utility vehicle and light truck market segments. In addition, certain of our key platforms in North America and Europe are undergoing model changeovers or refreshenings that are having a larger than normal adverse impact on our vehicle platform mix in 2005. In North America, more than half of our major platforms, representing more than 40% of our net sales in the region, are undergoing model changeovers or refreshenings in 2005. As a result, our vehicle platform mix has had a material adverse impact on our operating results in the first nine months of 2005. There remains considerable uncertainty regarding our customers’ production schedules in the fourth quarter of 2005. Historically, the majority of our sales have been derived from the U.S.-based automotive manufacturers in North America, as well as automotive manufacturers in Western Europe. As discussed below, our ability to increase sales in the future will depend, in part, on our ability to increase our penetration of Asian automotive manufacturers worldwide and leverage our existing North American and European customer base across all product lines.
     Our customers require us to reduce costs and, at the same time, assume greater responsibility for the design, development, engineering and integration of interior products. We seek to enhance our profitability by investing in technology, design capabilities and new product initiatives that respond to the needs of our customers and consumers. Our profitability is also dependent on our ability to achieve product cost reductions, including cost reductions from our suppliers. Finally, we continually evaluate alternatives to align our business with the changing needs of our customers and to lower the operating costs of our company. In the second quarter of 2005, we began to implement consolidation and census actions in order to address unfavorable industry conditions. These actions continued in the third quarter of 2005 and are the initial phases of a comprehensive restructuring strategy intended to (i) better align our manufacturing capacity with the changing needs of our customers, (ii) eliminate excess capacity and lower our operating costs and (iii) streamline our organizational structure and reposition our business for improved long-term profitability. The restructuring actions will consist primarily of facility consolidations and closures, including the movement of certain manufacturing operations to lower-cost countries, and census reductions. In connection with the restructuring actions, we expect to incur pre-tax costs of up to $250 million, although the overall restructuring plan has not been finalized.
     Increases in certain raw material, energy and commodity costs (principally steel, resins and other oil-based commodities) had a material adverse impact on our operating results in 2004 and are continuing to have a material adverse impact on our profitability in 2005. These conditions worsened as a result of the Gulf Coast storms in the third quarter of 2005. Unfavorable industry conditions have also resulted in financial distress within our supply base and an increase in commercial disputes and the risk of supply disruption. We have developed and implemented strategies to mitigate or partially offset the impact of higher raw material and commodity costs,

LEAR CORPORATION
which include aggressive cost reduction actions, the utilization of our cost technology optimization process (value engineering and competitive benchmarking), the selective in-sourcing of components where we have available capacity, the continued consolidation of our supply base and the acceleration of low-cost country sourcing and engineering. However, due to the magnitude and duration of the increased raw material and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers, have offset only a portion of the adverse impact. No assurances can be given that the increased raw material and commodity costs will not continue to have a material adverse impact on our operating results. See “— Forward-Looking Statements.”
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
     Our success in generating cash flow will depend, in part, on our ability to efficiently manage working capital. Working capital can be significantly impacted by the timing of cash flows from sales and purchases. In this regard, changes in certain customer payment terms have had a material negative impact on our reported cash flows in 2005, particularly in the third quarter, but are not expected to have a significant impact on our average daily cash flows. In addition, our cash flow is also dependent on our ability to efficiently manage our capital spending. Capital spending is expected to be higher in 2005 than in prior years, primarily as a result of new program spending and investments in common seat architecture.
     We utilize return on invested capital as a measure of the efficiency with which assets are deployed to increase earnings. Improvements in our return on invested capital will depend on our ability to maintain an appropriate asset base for our business and to increase productivity and operating efficiency. The level of profitability and the return on invested capital of our interior segment is below that of our seating and electronic and electrical segments. Our interior segment continues to experience unfavorable operating results, primarily as a result of higher raw material costs, lower production volumes on key platforms, industry overcapacity, insufficient customer pricing and changes in certain customers’ sourcing strategies. In the third quarter of 2005, we evaluated the carrying value of goodwill within our interior segment for potential impairment and recorded a goodwill impairment charge of $670 million. The goodwill impairment charge is based on our best estimate. The ultimate amount of the impairment will be determined in the fourth quarter of 2005 upon finalization of the implied fair value of goodwill pursuant to asset valuation and allocation procedures. We also concluded that certain fixed assets within our interior segment were materially impaired and recorded fixed asset impairment charges of $74 million.
     On October 17, 2005, we entered into a framework agreement for a proposed joint venture relationship with WL Ross & Co. LLC and Franklin Mutual Advisers, LLC to explore strategic acquisition opportunities in the automotive interior components sector. Among the opportunities that the partners intend the proposed joint venture to explore is the acquisition of all or a portion of Collins & Aikman Corporation. The proposed joint venture would involve our interior segment, but not our seating or electronic and electrical segments. WL Ross & Co. LLC and Franklin Mutual Advisers, LLC would contribute capital to the proposed joint venture to fund acquisitions. Establishment of the proposed joint venture is subject to the negotiation and execution of definitive agreements and other conditions. No assurances can be given that the proposed joint venture will be completed on the terms contemplated or at all.
     In the first nine months of 2005, we incurred costs of $62 million related to the restructuring actions described above. In addition, we recorded a charge of $17 million related to the impairment of an investment in a non-core business and experienced $36 million in litigation-related charges. We also recorded a tax benefit of $18 million resulting from a tax law change in Poland. In the first nine months of 2004, we incurred costs of $29 million related to facility closures and other similar actions. For further information regarding to these items, see "— Restructuring” and Note 2, “Restructuring,” Note 8, “Investments in Affiliates,” Note 12, “Provision (Benefit) for Income Taxes,” and Note 16, “Legal and Other Contingencies,” to the accompanying consolidated financial statements.
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

LEAR CORPORATION
RESULTS OF OPERATIONS
     A summary of our operating results as a percentage of net sales is shown below (dollar amounts in millions):

	Three Months Ended				Nine Months Ended
	October 1,		October 2,		October 1,		October 2,
	2005		2004		2005		2004
Net sales
Seating	$2,564.3	64.3%	$2,592.7	66.5%	$8,192.9	64.6%	$8,488.5	67.0%
Interior	731.4	18.4	665.0	17.1	2,261.2	17.8	2,221.4	17.5
Electronic and electrical	690.9	17.3	640.1	16.4	2,237.8	17.6	1,964.0	15.6

Net sales	3,986.6	100.0	3,897.8	100.0	12,691.9	100.0	12,673.9	100.0

Gross profit	86.4	2.2	320.2	8.2	507.1	4.0	1,038.7	8.2
Selling, general and administrative expenses	142.7	3.6	161.1	4.1	484.6	3.8	487.5	3.8
Goodwill impairment charge	670.0	16.8	—	—	670.0	5.3	—	—
Interest expense	45.1	1.1	43.3	1.1	138.1	1.1	121.6	1.0
Other expense, net	16.4	0.4	10.0	0.2	55.5	0.4	38.9	0.3
Provision (benefit) for income taxes	(37.7)	(0.9)	14.1	0.4	(62.2)	(0.5)	91.5	0.7

Net income (loss)	$(750.1)	(18.8)%	$91.7	2.4%	$(778.9)	(6.1)%	$299.2	2.4%

Three Months Ended October 1, 2005 vs. Three Months Ended October 2, 2004
     Net sales in the third quarter of 2005 were $4.0 billion as compared to $3.9 billion in the third quarter of 2004, an increase of $89 million or 2.3%. New business, net of selling price reductions, and the impact of net foreign exchange rate fluctuations favorably impacted net sales by $378 million and $33 million, respectively. This increase was largely offset by less favorable vehicle platform mix, particularly in North America, which reduced net sales by $338 million.
     Gross profit and gross margin were $86 million and 2.2% in the quarter ended October 1, 2005, as compared to $320 million and 8.2% in the quarter ended October 2, 2004. The declines in gross profit and gross margin were largely due to selling price reductions, and less favorable vehicle platform mix, which collectively reduced gross profit by $212 million. Gross profit was also negatively affected by fixed asset impairment charges and costs related to our restructuring actions of $106 million and, to a lesser extent, the net impact of higher commodity costs and the inefficiencies associated with increased program launch activity. These decreases were partially offset by the benefit from our productivity initiatives and other efficiencies.
     Selling, general and administrative expenses, including research and development, were $143 million in the three months ended October 1, 2005, as compared to $161 million in the three months ended October 2, 2004. As a percentage of net sales, selling, general and administrative expenses were 3.6% and 4.1% in the third quarters of 2005 and 2004, respectively. Selling, general and administrative expenses decreased during the quarter primarily due to a decrease in compensation-related expenses and our overall cost control initiatives.
     Other expense, which includes state and local non-income taxes, foreign exchange gains and losses, minority interests in consolidated subsidiaries, equity in net income (loss) of affiliates, gains and losses on the sales of fixed assets and other miscellaneous income and expense, was $16 million in the third quarter of 2005 as compared to $10 million in the third quarter of 2004. For the three months ended October 1, 2005, other expense includes an increase in the losses of certain of our non-consolidated affiliates of $3 million.
     The benefit for income taxes was $38 million, representing an effective tax rate of 4.8%, for the three months ended October 1, 2005, as compared to a provision for income taxes of $14 million, representing an effective tax rate of 13.3%, for the three months ended October 2, 2004. The decrease in the effective tax rate is primarily the result of the impact of the goodwill impairment charge for which no tax benefit was provided as this goodwill is nondeductible for tax purposes. The effective tax rate was also affected by the restructuring, fixed asset impairment and litigation-related charges. The tax benefit provided with respect to these items was determined based upon the appropriate tax rate in the jurisdiction in which the expenses were incurred. No tax benefit was provided on the portion of the restructuring and litigation-related charges that were incurred in countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries.

LEAR CORPORATION
     The effective tax rates for the third quarters of 2005 and 2004 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, valuation adjustments, research and development credits, the benefit from a favorable tax settlement related to prior years’ matters and other items.
     During the three months ended October 1, 2005, we recognized the income tax benefits with respect to operating losses generated in the United States in the carrying value of our deferred tax assets. As of October 1, 2005, our net federal deferred tax asset in the United States was approximately $205 million. We currently believe that it is more likely than not that we will generate sufficient U.S.-based taxable income inclusive of the availability of tax planning strategies to realize these deferred tax assets. Our analysis of the realization considers the probability of generating taxable income over the permitted period in the United States inclusive of the availability of tax planning strategies. Our assessment could change in future periods as a result of changes in the operating and economic environment in the U.S. automotive industry that may influence our ability to generate U.S.-based taxable income. If, as a result of changes, we conclude that it is more likely than not that we will be unable to fully realize these assets, we would be required to provide a full or partial valuation allowance against these deferred tax assets at that time.
     Net loss in the third quarter of 2005 was $750 million, or $11.17 per diluted share, as compared to net income of $92 million, or $1.26 per diluted share, in the third quarter of 2004, reflecting the goodwill impairment charge of $670 million and for the reasons described above. For further information related to our goodwill impairment charge, see Note 7, “Goodwill and Long-Lived Assets,” to the accompanying consolidated financial statements.
Reportable Operating Segments
     The financial information presented below is for our three reportable operating segments for the periods presented. These segments are: seating, which includes seat systems and the components thereof; interior, which includes instrument panels and cockpit systems, overhead systems, door panels, flooring and acoustic systems and other interior products; and electronic and electrical, which includes electronic products and electrical distribution systems, primarily wire harnesses and junction boxes, interior control and entertainment systems and wireless systems. Financial measures regarding each segment’s income before goodwill impairment charge, interest, other expense and income taxes and income before goodwill impairment charge, interest, other expense and income taxes divided by net sales (“margin”) are not measures of performance under accounting principles generally accepted in the United States (“GAAP”). Such measures are presented because we evaluate the performance of our reportable operating segments, in part, based on income before goodwill impairment charge, interest, other expense and income taxes. These measures should not be considered in isolation or as a substitute for net income, net cash provided by operating activities or other income statement or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, these measures, as we determine them, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated income before goodwill impairment charge, interest, other expense and income taxes to income before provision for income taxes, see Note 17, “Segment Reporting.”
Seating
     A summary of financial measures for our seating segment is shown below (dollar amounts in millions):

	Three months ended
	October 1,	October 2,
	2005	2004
Net sales	$2,564.3	$2,592.7
Income before interest, other expense and income taxes	71.2	166.4
Margin	2.8%	6.4%
     Seating net sales were $2.6 billion in the third quarter of 2005, as well as in the third quarter of 2004. Less favorable vehicle platform mix, particularly in North America, and changes in production volumes reduced net sales by $283 million. This decrease was largely offset by the impact of new business, net of selling price reductions, and net foreign exchange rate fluctuations, which improved net sales by $203 million and $36 million, respectively. Income before interest, other expense and income taxes and the related margin on net sales were $71 million and 2.8% in the three months ended October 2, 2005, as compared to $166 million and 6.4% in the three months ended October 2, 2004. The declines in income before interest, other expense and income taxes and the related margin were largely due to less favorable vehicle platform mix and changes in production volumes, which, collectively with the favorable impact of new business, negatively impacted income before interest, other expense and income taxes by $45 million. The effect of net selling price reductions, partially offset by the benefit from our productivity initiatives and other efficiencies, also reduced income before interest, other expense and income taxes by $41 million.

LEAR CORPORATION
Interior
     A summary of financial measures for our interior segment is shown below (dollar amounts in millions):

	Three months ended
	October 1,	October 2,
	2005	2004
Net sales	$731.4	$665.0
Income (loss) before goodwill impairment charge, interest, other expense and income taxes	(113.7)	8.2
Margin	(15.5)%	1.2%
     Interior net sales were $731 million in the third quarter of 2005 as compared to $665 million in the third quarter of 2004, an increase of $66 million or 10.0%. The impact of new business, net of selling price reductions, improved net sales by $141 million. This increase was partially offset by less favorable vehicle platform mix, particularly in North America, and changes in production volumes, which reduced net sales by $71 million. Income (loss) before goodwill impairment charge, interest, other expense and income taxes and the related margin on net sales were ($114) million and (15.5)% in the three months ended October 1, 2005, as compared to $8 million and 1.2% in the three months ended October 2, 2004. The declines in income (loss) before goodwill impairment charge, interest, other expense and income taxes and the related margin were largely due to fixed asset impairment charges and costs related to our restructuring actions of $89 million. Income (loss) before goodwill impairment charge, interest, other expense and income taxes was also negatively affected by the impact of higher commodity costs and less favorable vehicle platform mix.
Electronic and Electrical
     A summary of financial measures for our electronic and electrical segment is shown below (dollar amounts in millions):

	Three months ended
	October 1,	October 2,
	2005	2004
Net sales	$690.9	$640.1
Income before interest, other expense and income taxes	35.7	42.2
Margin	5.2%	6.6%
     Electronic and electrical net sales were $691 million in the third quarter of 2005 as compared to $640 million in the third quarter of 2004, an increase of $51 million or 7.9%. The impact of new business, net of selling price reductions, and more favorable vehicle platform mix and changes in production volumes improved net sales by $34 million and $23 million, respectively. Income before interest, other expense and income taxes and the related margin on net sales were $36 million and 5.2% in the three months ended October 1, 2005, as compared to $42 million and 6.6% in the three months ended October 2, 2004. In the current quarter, we incurred costs related to our restructuring actions of $10 million. The benefit from our productivity initiatives and other efficiencies was largely offset by the effect of net selling price reductions.
Nine Months Ended October 1, 2005 vs. Nine Months Ended October 2, 2004
     Net sales were $12.7 billion in the first nine months of 2005 and 2004. Less favorable vehicle platform mix and lower production volumes, particularly in North America, collectively reduced net sales by $1.4 billion. These decreases were largely offset by new business, net of selling price reductions, the impact of net foreign exchange rate fluctuations and the acquisition of Grote & Hartmann, which favorably impacted net sales by $1.0 billion, $272 million and $120 million, respectively.
     Gross profit and gross margin were $507 million and 4.0% in the nine months ended October 1, 2005, as compared to $1,039 million and 8.2% in the nine months ended October 2, 2004. The declines in gross profit and gross margin were largely due to less favorable vehicle platform mix and selling price reductions, which collectively reduced gross profit by $626 million. Gross profit was also negatively affected by fixed asset impairment charges and costs related to restructuring actions of $128 million and, to a lesser extent, the net impact of higher commodity costs and the inefficiencies associated with increased program launch activity. These decreases were partially offset by the benefit from our productivity initiatives and other efficiencies.
     Selling, general and administrative expenses, including research and development, were $485 million in the nine months ended October 1, 2005, as compared to $488 million in the nine months ended October 2, 2004. As a percentage of net sales, selling, general

LEAR CORPORATION
and administrative expenses were 3.8% in the each of the first nine months of 2005 and 2004. The decrease in selling, general and administrative expenses decreased during the period primarily due to a decrease in research and development expenses of $34 million, as well as a decrease in compensation-related expenses and our overall cost control initiatives. These decreases were largely offset by increases in litigation-related charges, as well as incremental spending resulting from the acquisition of Grote & Hartmann.
     Interest expense was $138 million in the first nine months of 2005 as compared to $122 million in the first nine months of 2004, primarily due to an increase in short-term interest rates and the interest component of litigation-related charges.
     Other expense, which includes state and local non-income taxes, foreign exchange gains and losses, minority interests in consolidated subsidiaries, equity in net income (loss) of affiliates, impairments of equity investments in affiliates, gains and losses on the sales of fixed assets and other miscellaneous income and expense, was $56 million in the first nine months of 2005 as compared to $39 million in the first nine months of 2004. This increase is primarily related to a $17 million impairment charge on an equity investment in a non-core business, which has since been divested.
     The benefit for income taxes was $62 million, representing an effective tax rate of 7.4%, for the nine months ended October 1, 2005, as compared to a provision for income taxes of $92 million, representing an effective tax rate of 23.4%, for the nine months ended October 2, 2004. The decrease in the effective tax rate is primarily the result of the impact of the goodwill impairment charge for which no tax benefit was provided as this goodwill is nondeductible for tax purposes. The effective tax rate was also affected by the restructuring, fixed asset impairment, litigation-related and equity investment impairment charges. The tax benefit provided with respect to these items was determined based upon the appropriate tax rate in the jurisdiction in which the expenses were incurred. No tax benefit was provided on the portion of the restructuring and litigation-related charges that were incurred in countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. In addition, no tax benefit was provided on the impairment of an equity investment because this item will result in a capital loss for which no tax benefit is likely to be realized. These items were partially offset by a one-time benefit of $18 million in the first quarter of 2005 resulting from a tax law change in Poland.
     The effective tax rates for the first nine months of 2005 and 2004 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, valuation adjustments, research and development credits, the benefit from a favorable tax settlement related to prior years’ matters and other items.
     During 2005, we recognized the income tax benefits with respect to operating losses generated in the United States in the carrying value of our deferred tax assets. As of October 1, 2005, our net federal deferred tax asset in the United States was approximately $205 million. We currently believe that it is more likely than not that we will generate sufficient U.S.-based taxable income inclusive of the availability of tax planning strategies to realize these deferred tax assets. Our analysis of the realization considers the probability of generating taxable income over the permitted period in the United States inclusive of the availability of tax planning strategies. Our assessment could change in future periods as a result of changes in the operating and economic environment in the U.S. automotive industry that may influence our ability to generate U.S.-based taxable income. If, as a result of changes, we conclude that it is more likely than not that we will be unable to fully realize these assets, we would be required to provide a full or partial valuation allowance against these deferred tax assets at that time.
     Net loss in the first nine months of 2005 was $779 million, or $11.60 per diluted share, as compared to net income of $299 million, or $4.08 per diluted share, in the first nine months of 2004, reflecting the goodwill impairment charge of $670 million and for the reasons described above. For further information related to our goodwill impairment charge, see Note 7, “Goodwill and Long-Lived Assets,” to the accompanying consolidated financial statements.
Reportable Operating Segments
     The financial information presented below is for our three reportable operating segments for the periods presented. These segments are: seating, which includes seat systems and the components thereof; interior, which includes instrument panels and cockpit systems, overhead systems, door panels, flooring and acoustic systems and other interior products; and electronic and electrical, which includes electronic products and electrical distribution systems, primarily wire harnesses and junction boxes, interior control and entertainment systems and wireless systems. Financial measures regarding each segment’s income before goodwill impairment charge, interest, other expense and income taxes and income before goodwill impairment charge, interest, other expense and income taxes divided by net sales (“margin”) are not measures of performance under accounting principles generally accepted in the United States (“GAAP”). Such measures are presented because we evaluate the performance of our reportable operating segments, in part, based on income before goodwill impairment charge, interest, other expense and income taxes. These measures should not be considered in isolation or as a substitute for net income, net cash provided by operating activities or other income statement or cash

LEAR CORPORATION
flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, these measures, as we determine them, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated income before goodwill impairment charge, interest, other expense and income taxes to income before provision for income taxes, see Note 17, “Segment Reporting.”
Seating
     A summary of financial measures for our seating segment is shown below (dollar amounts in millions):

	Nine months ended
	October 1,	October 2,
	2005	2004
Net sales	$8,192.9	$8,488.5
Income before interest, other expense and income taxes	169.9	501.8
Margin	2.1%	5.9%
     Seating net sales were $8.2 billion in the first nine months of 2005 as compared to $8.5 billion in the first nine months of 2004, a decrease of $296 million or 3.5%. Less favorable vehicle platform mix and lower production volumes, particularly in North America, reduced net sales by $1.2 billion. This decrease was partially offset by the impact of new business, net of selling price reductions, and net foreign exchange rate fluctuations, which improved net sales by $650 million and $210 million, respectively. Income before interest, other expense and income taxes and the related margin on net sales were $170 million and 2.1% in the nine months ended October 1, 2005, as compared to $502 million and 5.9% in the nine months ended October 1, 2004. The declines in income before interest, other expense and income taxes and the related margin were largely due to less favorable vehicle platform mix and lower production volumes, which, collectively with the favorable impact of new business, negatively impacted income before interest, other expense and income taxes by $226 million. The effect of net selling price reductions, partially offset by the benefit from our productivity initiatives and other efficiencies, also reduced income before interest, other expense and income taxes by $57 million. Income before interest, other expense and income taxes was also negatively affected by the impact of higher commodity costs.
Interior
     A summary of financial measures for our interior segment is shown below (dollar amounts in millions):

	Nine months ended
	October 1,	October 2,
	2005	2004
Net sales	$2,261.2	$2,221.4
Income (loss) before goodwill impairment charge, interest, other expense and income taxes	(139.9)	56.8
Margin	(6.2)%	2.6%
     Interior net sales were $2.3 billion in the first nine months of 2005 as compared to $2.2 billion in the first nine months of 2004, an increase of $40 million or 1.8%. The impact of new business, net of selling price reductions, improved net sales by $254 million. This increase was largely offset by less favorable vehicle platform mix and lower production volumes, particularly in North America, which reduced net sales by $224 million. Income (loss) before goodwill impairment charge, interest, other expense and income taxes and the related margin on net sales were ($140) million and (6.2)% in the nine months ended October 1, 2005, as compared to $57 million and 2.6% in the nine months ended October 2, 2004. The declines in income (loss) before goodwill impairment charge, interest, other expense and income taxes and the related margin were largely due to fixed asset impairment charges and costs related to our restructuring actions of $92 million, as well as less favorable vehicle platform mix and lower production volumes, which, collectively with the favorable impact of new business, negatively impacted income (loss) before goodwill impairment charge, interest, other expense and income taxes by $90 million. Income before goodwill impairment charge, interest, other expense and income taxes was also negatively affected by the impact of higher commodity costs. The benefit from our productivity initiatives and other efficiencies was partially offset by the effect of net selling price reductions.

LEAR CORPORATION
Electronic and Electrical
     A summary of financial measures for our electronic and electrical segment is shown below (dollar amounts in millions):

	Nine months ended
	October 1,	October 2,
	2005	2004
Net sales	$2,237.8	$1,964.0
Income before interest, other expense and income taxes	146.0	161.2
Margin	6.5%	8.2%
     Electronic and electrical net sales were $2.2 billion in the first nine months of 2005 as compared to $2.0 billion in the first nine months of 2004, an increase of $274 million or 13.9%. The acquisition of Grote & Hartmann and the impact of new business, net of selling price reductions, improved net sales by $120 million and $99 million, respectively. Income before interest, other expense and income taxes and the related margin on net sales were $146 million and 6.5% in the nine months ended October 1, 2005, as compared to $161 million and 8.2% in the nine months ended October 2, 2004. In the current period, we incurred costs related to our restructuring actions of $20 million. The effect of net selling price reductions was largely offset by the benefit from our productivity initiatives and other efficiencies. The acquisition of Grote & Hartmann contributed $8 million to the change in income before interest, other expense and income taxes between periods.
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
     In connection with the initial phases of our restructuring actions, we recorded charges of $62 million in the first nine months of 2005, including $54 recorded as cost of sales and $5 million recorded as selling, general and administrative expenses. The remaining chargese were recorded as interest expense and benefit for income taxes. The charges consist of employee termination benefits of $28 million for 298 salaried and 2,331 hourly employees, asset impairment charges of $14 million and contract termination costs of $12 million, as well as other costs of $3 million. We also incurred approximately $5 million in manufacturing inefficiency costs during this period as a result of the restructuring. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations. Asset impairment charges relate to the disposal of leasehold improvements and machinery and equipment with carrying values of $14 million in excess of related estimated fair values. Contract termination costs include lease cancellation costs of $3 million, which are expected to be paid through 2006, the repayment of various grants of $5 million, the termination of joint venture, subcontractor and other relationships of $2 million and pension and other postretirement benefit plan curtailments of $2 million.
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
Cash Flow
     Cash flows from operating activities were $229 million in the first nine months of 2005 as compared to $444 million in the first nine months of 2004. A decrease in net income (loss), excluding goodwill and fixed asset impairment charges, resulted in a decrease of $321 million in cash provided by operating activities between periods. Net change in working capital, including the net change in recoverable customer engineering and tooling, collectively resulted in a decrease of $294 million in cash provided by operating activities between periods. These decreases were partially offset by the net change in sold accounts receivable, which resulted in an increase of $350 million in cash provided by operating activities between periods. Increases in accounts receivable and accounts payable were a use of $548 million of cash and a source of $397 million of cash, respectively, in the first nine months of 2005, reflecting the timing of payments received from our customers and made to our suppliers.
     Cash flows used in investing activities were $399 million in the first nine months of 2005 as compared to $347 million in the first nine months of 2004, reflecting an increase of $131 million in capital expenditures in 2005, offset by cash paid related to the acquisition of Grote & Hartmann of $74 million in 2004.
     Cash flows used in financing activities were $237 million in the first nine months of 2005 as compared to cash flows provided by financing activities of $229 million in the first nine months of 2004. This decrease is primarily due to the repayment of the $600 million senior notes due May 2005 in 2005.
Capitalization
     In addition to cash provided by operating activities, we utilize a combination of our credit facility and long-term notes to fund our capital expenditures and working capital requirements. For the nine months ended October 1, 2005 and October 2, 2004, our average outstanding debt balance was $2.3 billion and $2.2 billion, respectively. The weighted average long-term interest rate, including rates under our committed credit facility and the effect of hedging activities, was 6.5% and 6.2% for the respective periods.
     We utilize uncommitted lines of credit as needed for our short-term working capital fluctuations. For the nine months ended October 1, 2005 and October 2, 2004, our average outstanding unsecured short-term debt balance was $42 million and $14 million, respectively. The weighted average interest rate, including the effect of hedging activities, was 3.7% and 2.5% for the respective periods. The availability of uncommitted lines of credit may be affected by our financial performance, credit ratings and other factors. Uncommitted lines of credit available from banks have decreased by approximately $105 million from December 31, 2004, through the date of this Report.
Amended and Restated Primary Credit Facility
     On March 23, 2005, we entered into a $1.7 billion credit and guarantee agreement (the “primary credit facility”), which provides for maximum revolving borrowing commitments of $1.7 billion and matures on March 23, 2010. The primary credit facility replaced our existing $1.7 billion amended and restated credit facility, which was due to mature on March 26, 2006, and which was terminated on March 23, 2005. On August 3, 2005, the primary credit facility was amended to (i) revise the leverage ratio covenant for the third quarter of 2005 through the first quarter of 2006, (ii) obtain the consent of the lenders to permit us to enter into a new 18-month term loan facility (the “term loan facility”) with a principal amount of up to $400 million and (iii) provide for the pledge of the capital stock of certain of our material subsidiaries to secure our obligations under the primary credit facility and the term loan facility. On August 11, 2005, we entered into an amended and restated credit and guarantee agreement (the “amended and restated primary credit facility”). The amended and restated primary credit facility effectively combines our existing primary credit facility, as amended, with the new $400 million term loan facility with a maturity date of February 11, 2007. The amended and restated primary credit facility provides for multicurrency revolving borrowings in a maximum aggregate amount of $750 million, Canadian revolving borrowings in a maximum aggregate amount of $200 million and swing-line revolving borrowings in a maximum aggregate amount of $300 million, the commitments for which are part of the aggregate revolving credit facility commitment. As of October 1, 2005, we had $455 million in borrowings outstanding under the amended and restated primary credit facility, including $400 million in borrowings

LEAR CORPORATION
outstanding under our term loan facility and $55 million in revolving borrowings, as well as $68 million committed under outstanding letters of credit, resulting in more than $1.5 billion of unused availability.
     Revolving borrowings under the amended and restated primary credit facility bear interest, payable no less frequently than quarterly, at (a) (1) applicable interbank rates, on Eurodollar and Eurocurrency loans, (2) the greater of the U.S. prime rate and the federal funds rate plus 0.50%, on base rate loans, (3) the greater of the rate publicly announced by the Canadian administrative agent and the federal funds rate plus 0.50%, on U.S. dollar denominated Canadian loans, (4) the greater of the prime rate announced by the Canadian administrative agent and the average Canadian interbank bid rate (CDOR) plus 1.0%, on Canadian dollar denominated Canadian loans, and (5) various published or quoted rates, on swing line and other loans, plus (b) a percentage spread ranging from 0% to 1.0%, depending on the type of loan and/or currency and our credit rating or leverage ratio. Borrowings under the term loan facility bear interest at a percentage spread ranging from 0.50% to 0.75% for alternate base rate loans and 1.50% to 1.75% for Eurodollar loans depending on our credit rating or leverage ratio. Under the amended and restated primary credit facility, we agree to pay a facility fee, payable quarterly, at rates ranging from 0.10% to 0.35%, depending on our credit rating or leverage ratio, and when applicable, a utilization fee.
     Our obligations under the amended and restated primary credit facility are guaranteed, on a joint and several basis, by certain of our subsidiaries, which are primarily domestic subsidiaries and all of which are directly or indirectly 100% owned by us. In addition, the amended and restated primary credit facility provides for the pledge of the capital stock of certain material subsidiaries as security for our obligations.
     The amended and restated primary credit facility contains operating and financial covenants that, among other things, could limit our ability to obtain additional sources of capital. As amended, the principal financial covenants require that we maintain a leverage ratio of not more than 3.75 to 1 as of October 1, 2005 and December 31, 2005, 3.50 to 1 as of April 1, 2006 and 3.25 to 1 as of the end of each quarter thereafter and an interest coverage ratio of not less than 3.5 to 1 as of the end of each quarter (as such ratios are defined in the amended and restated primary credit facility). As of October 1, 2005, we were in compliance with all covenants and other requirements set forth in our amended and restated primary credit facility. Our leverage and interest coverage ratios were 2.7 to 1 and 4.8 to 1, respectively. These ratios are calculated on a trailing four quarter basis. As a result, any decline in our operating results negatively impacts our coverage ratios in the future. See “— Other Matters — Outlook.”
Senior Notes
     As of October 1, 2005, we had $2.3 billion of debt outstanding, including short-term borrowings, consisting primarily of a $400 million term loan under our amended and restated primary credit facility due February 2007, $399 million aggregate principal amount of senior notes due August 2014, $297 million accreted value of zero-coupon senior notes due February 2022, Euro 250 million (approximately $300 million based on the exchange rate in effect as of October 1, 2005) aggregate principal amount of senior notes due April 2008 and $800 million aggregate principal amount of senior notes due May 2009. In May 2005, we repaid the $600 million senior notes due May 2005 at maturity with excess cash and borrowings under the primary credit facility.
     All of our senior notes contain covenants restricting our ability to incur liens and to enter into sale and leaseback transactions and restricting our ability to consolidate with, to merge with or into or to sell or otherwise dispose of all or substantially all of our assets to any person. As of October 1, 2005, we were in compliance with all covenants and other requirements set forth in our senior notes.
     All of our senior notes are guaranteed by the same subsidiaries that guarantee the amended and restated primary credit facility. In the event that any such subsidiary ceases to be a guarantor under the amended and restated primary credit facility, such subsidiary will be released as a guarantor of the senior notes.
     Scheduled cash interest payments on our outstanding senior notes are $45 million in the last three months of 2005.
Off-Balance Sheet Arrangements
Asset-Backed Securitization Facility
     We have an asset-backed securitization facility (the “ABS facility”) in place which provides for maximum purchases of adjusted accounts receivable of $150 million. As of October 1, 2005, accounts receivable in an aggregate amount of $113 million were sold under this facility. Although we utilized the ABS facility throughout 2004, as of December 31, 2004, there were no accounts receivable sold under the facility. The level of funding utilized under this facility is based on the credit ratings of our major customers, the aggregate amount of accounts receivable in a specific month and our funding requirements. Should our major customers experience further reductions in their credit ratings, we may be unable to utilize the ABS facility in the future. Should this

LEAR CORPORATION
occur, we would anticipate utilizing our amended and restated primary credit facility to replace the funding currently provided by the ABS facility.
Guarantees and Commitments
     We guarantee the residual value of certain of our leased assets. As of October 1, 2005, these guarantees totaled $27 million. In addition, we guarantee certain of the debt of some of our unconsolidated affiliates. The percentages of debt guaranteed of these entities are based on our ownership percentages. As of October 1, 2005, the aggregate amount of debt guaranteed was approximately $26 million.
Accounts Receivable Factoring
     Certain of our European and Asian subsidiaries periodically factor their accounts receivable with financial institutions. Such receivables are factored without recourse to us and are excluded from accounts receivable in our consolidated balance sheets. As of October 1, 2005, the amount of factored accounts receivable was $167 million. As of December 31, 2004, there were no factored accounts receivable. We cannot provide any assurances that these factoring facilities will be available or utilized in the future.
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
Dividends
     A summary of 2005 dividend activity is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.25 per share	January 13, 2005	February 25, 2005	March 14, 2005
$0.25 per share	May 5, 2005	May 20, 2005	June 6, 2005
$0.25 per share	August 3, 2005	August 19, 2005	September 6, 2005
$0.25 per share	November 10, 2005	November 25, 2005	December 12, 2005
     We expect to pay quarterly cash dividends in the future, although such payment is dependent upon our financial condition, results of operations, capital requirements, alternative uses of capital and other factors. See “— Forward-Looking Statements.”
Common Stock Repurchase Program
     In November 2004, our Board of Directors approved a common stock repurchase program which permits the discretionary repurchase of up to 5,000,000 shares of our common stock through November 15, 2006. During the first quarter of 2005, we repurchased 490,900 shares of our outstanding common stock at an average purchase price of $51.72 per share, excluding commissions of $0.03 per share. There were no shares repurchased during the second and third quarters of 2005. As of October 1, 2005, 4,509,100 shares of common stock were available for repurchase under the common stock repurchase program. The extent to which we will repurchase our common stock and the timing of such repurchases will depend upon prevailing market conditions, alternative uses of capital and other factors. See “— Forward-Looking Statements.”

LEAR CORPORATION
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
     Our most significant foreign currency transactional exposures relate to the Mexican peso, the Canadian dollar and the Euro. We have performed a quantitative analysis of our overall currency rate exposure as of October 1, 2005. The potential earnings exposure related to transactional exposures from a hypothetical 10% strengthening of the U.S. dollar relative to all other currencies for a twelve-month period is approximately $0.1 million. The potential earnings exposure related to transactional exposures from a similar strengthening of the Euro relative to all other currencies for a twelve-month period is approximately $2 million.
     As of October 1, 2005, foreign exchange contracts representing $1.3 billion of notional amount were outstanding with maturities of less than fifteen months. As of October 1, 2005, the fair market value of these foreign exchange contracts was approximately negative $4 million. A 10% change in the value of the U.S. dollar relative to all other currencies would result in a $12 million change in the aggregated fair market value of these contracts. A 10% change in the value of the Euro relative to all other currencies would result in a $19 million change in the aggregated fair market value of these contracts.
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
     We have performed a quantitative analysis of our overall interest rate exposure as of October 1, 2005. This analysis assumes an instantaneous 100 basis point parallel shift in interest rates at all points of the yield curve. The potential earnings exposure from this hypothetical increase for a twelve-month period is approximately $7 million.
     As of October 1, 2005, interest rate swap contracts representing $600 million of notional amount were outstanding with maturity dates of September 2007 through May 2009. Of these outstanding contracts, $300 million are designated as fair value hedges and modify the fixed rate characteristics of our outstanding 8.11% senior notes due May 2009. The remaining $300 million are designated as cash flow hedges and modify the variable rate characteristics of our floating rate debt. The fair market value of all outstanding interest rate swap contracts is subject to changes in value due to changes in interest rates. As of October 1, 2005, the fair market value of these contracts was approximately negative $12 million. A 100 basis point parallel shift in interest rates would result in a $6 million change in the aggregated fair market value of these contracts.
Commodity Prices
     We have commodity price risk with respect to purchases of certain raw materials, including steel, leather, resins, chemicals and diesel fuel. In limited circumstances, we have used financial instruments to mitigate this risk. Increases in certain raw material, energy and commodity costs (principally steel, resins and other oil-based commodities) had a material adverse impact on our operating results in 2004 and are continuing to have a material adverse impact on our profitability in 2005. These conditions worsened as a result of the Gulf Coast storms in the third quarter of 2005. Unfavorable industry conditions have also resulted in financial distress within our supply base and an increase in commercial disputes and the risk of supply disruption. We have developed and implemented strategies to mitigate or partially offset the impact of higher raw material and commodity costs, which include aggressive cost reduction actions, the utilization of our cost technology optimization process, the selective in-sourcing of components where we have available capacity, the continued consolidation of our supply base and the acceleration of low-cost country sourcing and engineering. However, due to the magnitude and duration of the increased raw material and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers, have offset only a portion of the adverse impact. No assurances can be given that the increased raw material and commodity costs will not continue to have a material adverse impact on our operating results. See “— Forward-Looking Statements” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2004.
OTHER MATTERS
Legal and Environmental Matters
     We are involved from time to time in legal proceedings and claims relating to commercial or contractual disputes, including disputes with our suppliers. Largely as a result of generally unfavorable industry conditions and financial distress within our supply base, we have experienced an increase in commercial and contractual disputes in 2005, particularly with suppliers. These disputes vary in nature and are usually resolved by negotiations between the parties. In the second quarter of 2005, a European seat trim supplier obtained a preliminary judgment (with no notice provided to us or our foreign subsidiary) awarding the supplier approximately $11 million in interest and penalties for allegedly late payments. Our foreign subsidiary resolved this matter with the supplier for approximately $10 million in the third quarter of 2005.
     On January 29, 2002, Seton Company (“Seton”), one of our leather suppliers, filed a suit alleging that we had breached a purported agreement to purchase leather from Seton for seats for the life of the General Motors GMT 800 program. Seton filed the lawsuit in the U.S. District Court for the Eastern District of Michigan seeking compensatory and exemplary damages totaling approximately $97 million plus interest on breach of contract and promissory estoppel claims. In May 2005, this case proceeded to trial, and the jury returned a $30 million verdict against us. On September 27, 2005, the Court denied the Company’s post-trial motions challenging the judgment and granted Seton’s motion to award prejudgment interest in the amount of approximately $5 million. We are appealing the judgment and the interest award.

LEAR CORPORATION
     On June 13, 2005, The Chamberlain Group (“Chamberlain”) filed a lawsuit against us and Ford Motor Company (“Ford”) in the Northern District of Illinois alleging patent infringement. Two counts are asserted against us and Ford based upon Chamberlain’s rolling code security system patent and a related product which operates transmitters to actuate garage door openers. Two additional counts are asserted against Ford only (not us) based upon different Chamberlain patents. The Chamberlain lawsuit was filed in connection with our marketing of our universal garage door opener system, which competes with a product offered by Johnson Controls Inc. (“JCI”). JCI obtained technology from Chamberlain to operate its product. In October 2005, JCI joined the lawsuit as a plaintiff along with Chamberlain, and Chamberlain dismissed its infringement claims against Ford based upon its rolling security system patent. We have filed a motion seeking to dismiss JCI on the grounds that it lacks standing to enforce the Chamberlain patents at issue. Moreover, we deny that we infringe Chamberlain’s patents, and we intend to vigorously defend the lawsuit.
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
     Although we do not believe that any of the foregoing lawsuits will have a material adverse impact on our business, consolidated financial position or results of operations, no assurances can be given in this regard.
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

LEAR CORPORATION
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
Significant Accounting Policies and Critical Accounting Estimates
     Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are subject to an inherent degree of uncertainty. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. Actual results in these areas could differ from our estimates. For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies and Critical Accounting Estimates,” and Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. There have been no significant changes to our significant accounting policies or critical accounting estimates during the first nine months of 2005.
Goodwill and Long-Lived Assets
     We monitor our goodwill for impairment indicators on an ongoing basis in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Our interior segment has continued to experience a decrease in operating results. We have been evaluating strategic alternatives with respect to this segment. On October 17, 2005, we entered into a framework agreement for a proposed joint venture relationship, involving our interior segment, with WL Ross & Co. LLC and Franklin Mutual Advisers, LLC. In the third quarter of 2005, we evaluated the carrying value of goodwill within our interior segment by comparing the fair value of our reporting units, based on discounted cash flow analyses, to the related net book values. Fair values are estimated using recent automotive industry and specific platform production volume projections, which are based on both independent and internally-developed forecasts, as well as commercial, wage and benefit, inflation, discount rate and other assumptions. As a result, we recorded an estimated goodwill impairment charge of $670 million in the third quarter of 2005 due to the substantial decrease in the operating performance of our interior segment in 2005, as well as the outlook for this business. The goodwill impairment charge is based on our best estimate. The ultimate amount of the impairment will be determined in the fourth quarter of 2005 upon finalization of the implied fair value of goodwill pursuant to asset valuation and allocation procedures.
     We monitor our long-lived assets for impairment indicators on an ongoing basis in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In the third quarter of 2005, we evaluated the carrying value of the fixed assets of certain operating locations within our interior segment. Fair values were estimated based upon either discounted cash flow analyses or estimated salvage values. Cash flows are estimated using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments, as well as assumptions related to discount rates. As a result, we recorded impairment charges of $74 million in the third quarter of 2005 in addition to impairment charges of $9 million recorded in conjunction with its restructuring actions. Consistent with the goodwill impairment charge, the fixed assets impairment charges are due to the substantial decrease in the operating performance of specific product lines of our interior segment in 2005, as well as the outlook for this business. The fixed asset impairment charges are recorded in cost of sales in the consolidated statements of operations for the three and nine months ended October 1, 2005.
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

LEAR CORPORATION
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
Stock-Based Compensation
     The FASB issued a revised SFAS No. 123, “Share-Based Payment.” This statement requires that all share-based payments to employees be recognized in the financial statements based on their grant-date fair value. Under previous guidance, companies had the option of recognizing the fair value of stock-based compensation in the financial statements or disclosing the proforma impact of stock-based compensation on the statement of operations in the notes to the financial statements. As described in Note 3, “Stock-Based Compensation,” we adopted the fair value recognition provisions of SFAS No. 123 for all employee awards issued after January 1, 2003. The revised statement is effective at the beginning of the first annual period beginning after June 15, 2005, and provides two methods of adoption, the modified-prospective method and the modified-retrospective method. We anticipate adopting the revised statement using the modified-prospective method. We are currently evaluating the provisions of the revised statement but do not expect the impact of adoption to be significant.
Outlook
     A number of significant uncertainties are impacting the outlook for our financial results for the fourth quarter of 2005. These include instability in the raw material and commodity markets, particularly given the effects of the Gulf Coast storms; continuing distress throughout the supply chain, exacerbated by the unprecedented increases in raw material prices, potential for supply disruptions and other supplier bankruptcies; an uncertain sales and production environment in North America; and the timing and impact of activities surrounding our interior segment. Given this level of uncertainty, we have not provided formal financial guidance for the fourth quarter of 2005. However, we do expect net income in excess of $0.75 per share, excluding planned restructuring costs of approximately $0.50 per share in the quarter.
     The fourth-quarter 2005 net income per share outlook is based on an assumed 68 million shares outstanding.
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

LEAR CORPORATION
FORWARD-LOOKING STATEMENTS
     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. The words “will,” “may,” “designed to,” “outlook,” “believes,” “should,” “anticipates,” “plans,” “expects,” “intends,” “estimates” and similar expressions identify these forward-looking statements. All statements contained or incorporated in this Report which address operating performance or events or developments that we expect or anticipate may occur in the future, including statements related to business opportunities, restructuring or repositioning actions or financial performance or statements expressing views about future operating results, are forward-looking statements. Important factors, risks and uncertainties that may cause actual results to differ from those expressed in our forward-looking statements include, but are not limited to:
•	general economic conditions in the markets in which we operate, including changes in interest rates and fuel prices;

•	fluctuations in the production of vehicles for which we are a supplier;

•	labor disputes involving us or our significant customers or suppliers or that otherwise affect us;

•	our ability to achieve cost reductions that offset or exceed customer-mandated selling price reductions;

•	the outcome of customer pricing negotiations;

•	the impact and timing of program launch costs;

•	the costs and timing of facility closures, business realignment or similar actions;

•	increases in our warranty or product liability costs;

•	risks associated with conducting business in foreign countries;

•	competitive conditions impacting our key customers and suppliers;

•	raw material costs and availability;

•	our ability to mitigate the significant impact of recent increases in raw material, energy and commodity costs;

•	the outcome of legal or regulatory proceedings to which we are or may become a party;

•	unanticipated changes in cash flow;

•	the finalization of our restructuring plan;

•	the outcome of various strategic alternatives being evaluated with respect to our interior segment; and

•	other risks described from time to time in our other SEC filings.
     In addition, the actual amount of the interior segment’s goodwill impairment charge will not be finalized until the fourth quarter of 2005 and may be materially different than our current estimate as recorded in the third quarter of 2005. Finally, the proposed joint venture with WL Ross & Co. LLC with respect to our interior segment is subject to the negotiation and execution of definitive agreements and other conditions. No assurances can be given that the proposed joint venture will be completed on the terms contemplated or at all.
     The forward-looking statements in this Report, including our financial outlook, are made as of the date hereof, and we do not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after the date hereof.

LEAR CORPORATION
ITEM 4 – CONTROLS AND PROCEDURES
(a) Disclosure Controls and Procedures
     The Company has evaluated, under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer along with the Company’s Executive Vice President and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. However, based on that evaluation, the Company’s Chairman and Chief Executive Officer along with the Company’s Executive Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Report.
(b) Changes in Internal Controls over Financial Reporting
     There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended October 1, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

LEAR CORPORATION
PART II – OTHER INFORMATION
ITEM 1 – LEGAL PROCEEDINGS
Commercial Disputes
     We are involved from time to time in legal proceedings and claims relating to commercial or contractual disputes, including disputes with our suppliers. Largely as a result of generally unfavorable industry conditions and financial distress within our supply base, we have experienced an increase in commercial and contractual disputes in 2005, particularly with suppliers. These disputes vary in nature and are usually resolved by negotiations between the parties. In the second quarter of 2005, a European seat trim supplier obtained a preliminary judgment (with no notice provided to us or our foreign subsidiary) awarding the supplier approximately $11 million in interest and penalties for allegedly late payments. Our foreign subsidiary resolved this matter with the supplier for approximately $10 million in the third quarter of 2005.
     On January 29, 2002, Seton Company (“Seton”), one of our leather suppliers, filed a suit alleging that we had breached a purported agreement to purchase leather from Seton for seats for the life of the General Motors GMT 800 program. Seton filed the lawsuit in the U.S. District Court for the Eastern District of Michigan seeking compensatory and exemplary damages totaling approximately $97 million plus interest on breach of contract and promissory estoppel claims. In May 2005, this case proceeded to trial, and the jury returned a $30 million verdict against us. On September 27, 2005, the Court denied our post-trial motions challenging the judgment and granted Seton’s motion to award prejudgment interest in the amount of approximately $5 million. We are appealing the judgment and the interest award.
     On June 13, 2005, The Chamberlain Group (“Chamberlain”) filed a lawsuit against us and Ford Motor Company (“Ford”) in the Northern District of Illinois alleging patent infringement. Two counts are asserted against us and Ford based upon Chamberlain’s rolling code security system patent and a related product which operates transmitters to actuate garage door openers. Two additional counts are asserted against Ford only (not us) based upon different Chamberlain patents. The Chamberlain lawsuit was filed in connection with our marketing of our universal garage door opener system, which competes with a product offered by Johnson Controls Inc. (“JCI”). JCI obtained technology from Chamberlain to operate its product. In October 2005, JCI joined the lawsuit as a plaintiff along with Chamberlain, and Chamberlain dismissed its infringement claims against Ford based upon its rolling security system patent. We have filed a motion seeking to dismiss JCI on the grounds that it lacks standing to enforce the Chamberlain patents at issue. Moreover, we deny that we infringe Chamberlain’s patents, and we intend to vigorously defend the lawsuit.
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
     Although we do not believe that any of the foregoing lawsuits will have a material adverse impact on our business, consolidated financial position or results of operations, no assurances can be given in this regard.
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

LEAR CORPORATION
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
     Most of the original plaintiffs have filed motions to dismiss their claims for health effects and personal injury damages; therefore, approximately three-fourths of the plaintiffs should be voluntarily dismissed from these lawsuits. Upon the completion of these dismissals, we anticipate that there will be approximately 300 plaintiffs remaining in the lawsuits to proceed with property damage claims only. There is the potential that the dismissed plaintiffs could seek separate counsel to re-file their personal injury claims. In March 2005, the venue for these lawsuits was transferred from Lowndes County, Mississippi, to Lafayette County, Mississippi. In April 2005, certain plaintiffs filed an amended complaint alleging negligence, nuisance, intentional tort and conspiracy claims and seeking compensatory and punitive damages. In late April 2005, the court scheduled the first trial date for the initial plaintiffs to commence in March 2006. Discovery continued during the third quarter and must be completed during the fourth quarter of 2005.
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

LEAR CORPORATION
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
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
      As discussed in Part I – Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capitalization — Common Stock Repurchase Program,” on November 11, 2004, the Board of Directors approved a new common stock repurchase program which replaced our prior program, as disclosed in our Current Report on Form 8-K dated November 11, 2004. A summary of the shares of our common stock repurchased during the quarter ended October 1, 2005, is shown below:

	Total Number	Average	Total Number of Shares	Maximum Number of Shares
	of Shares	Price Paid	Purchased as Part of Publicly	that May Yet be Purchased
Period	Purchased	per Share	Announced Plans or Programs	Under the Program
July 3, 2005 through July 30, 2005	—	N/A	—	4,509,100
July 31, 2005 through August 27, 2005	—	N/A	—	4,509,100
August 28, 2005 through October 1, 2005	—	N/A	—	4,509,100

Total	—	N/A	—	4,509,100

ITEM 5 – OTHER INFORMATION
      Earlier in 2005, Douglas G. DelGrosso was promoted to President and Chief Operating Officer of Lear and David C. Wajsgras was promoted to Executive Vice President and Chief Financial Officer. No salary adjustments for these executives were made at that time. In light of these promotions and the increased responsibilities of these executives, on November 10, 2005, the Compensation Committee (“Compensation Committee”) of our Board of Directors approved an increase in the annual base salary of Mr. DelGrosso from $700,000 to $770,000 and of Mr. Wajsgras from $600,000 to $660,000, in each case effective December 1, 2005. Messrs. DelGrosso and Wajsgras, as well as certain other executives who were recently promoted, will also be awarded supplemental restricted stock units (“Supplemental RSUs”) in lieu of any additional increase in base salary since the effective dates of their respective promotions through December 31, 2006. In connection with these actions, the Compensation Committee also approved an increase in the annual base salaries of certain other executives, including Daniel A. Ninivaggi, Lear’s Senior Vice President, Secretary and General Counsel, whose base salary was increased from $445,000 to $500,000. Robert E. Rossiter, Lear’s Chairman and Chief Executive Officer, and James H. Vandenberghe, Lear’s Vice Chairman, declined any increase in their annual base salary levels.
      On November 10, 2005, the Compensation Committee also approved the grant of restricted stock units (“RSUs”) under the Company’s Long-Term Stock Incentive Plan to certain officers and key employees, including: Mr. Rossiter, who was granted 16,875 RSUs; Mr. Vandenberghe, who was granted 9,375 RSUs; Mr. DelGrosso, who was granted 9,375 RSUs; Mr. Wajsgras, who was granted 6,750 RSUs; and Mr. Ninivaggi, who was granted 4,500 RSUs. The RSUs are subject to the Long-Term Stock Incentive Plan 2005 Restricted Stock Unit Terms and Conditions (“RSU Terms and Conditions”). The RSUs are converted into shares of our common stock on a one-for-one basis, net of taxes, on the respective vesting dates. One half of the RSUs will vest on the second anniversary of the grant date, and the remaining half vest on the fourth anniversary of the grant date, provided the recipient remains employed by Lear and certain other conditions are satisfied. Other terms are substantially the same as those

LEAR CORPORATION
governing prior RSU awards and previously disclosed by Lear in its public filings. This summary of the RSU Terms and Conditions is qualified in its entirety by reference to the RSU Terms and Conditions, a copy of which is attached hereto as Exhibit 10.2 and incorporated by reference herein.
     In order to increase the portion of total equity compensation that is performance-based, on November 10, 2005, the Compensation Committee also approved the grant of stock-settled stock appreciation rights (“SARs”) under our Long-Term Stock Incentive Plan to certain of our officers and other senior management personnel, including: Mr. Rossiter, who was granted 151,875 SARs; Mr. Vandenberghe, who was granted 84,375 SARs; Mr. DelGrosso, who was granted 84,375 SARs; Mr. Wajsgras, who was granted 60,750 SARs; and Mr. Ninivaggi, who was granted 40,500 SARs. The SARs are subject to the Long-Term Stock Incentive Plan Stock Appreciation Rights Terms and Conditions (“SAR Terms and Conditions”), a summary of which follows.
      The SARs entitle the employee, upon exercise, to receive shares of Lear common stock equal to the aggregate difference between the grant price of each exercised SAR and the fair market value of one share of common stock on the date the SAR is exercised. The grant price will be the average of the high and low trading prices of Lear’s common stock on the New York Stock Exchange on November 10, 2005. One-third of the SARs will vest and become exercisable on each of the first three anniversaries of the grant date, provided the recipient remains employed by Lear and certain other conditions are satisfied. The SARs will expire seven years from the grant date, unless earlier exercised. If the employee retires after age 55 with 10 or more years of vesting service (as defined in Lear’s Pension Plan), the employee will be deemed vested in the SARs that would have become vested during the 24 months following his or her retirement date and the employee will have 13 months from his or her retirement date to exercise the vested SARs. If the recipient’s employment terminates due to death or disability, all SARs will immediately vest in full and the recipient (or his or her beneficiary) will have 13 months to exercise the vested SARs. Upon a termination of employment for any reason other than those described above, the recipeint will have 30 days from the termination date to exercise vested SARs. If a change in control (as defined in the Long-Term Stock Incentive Plan) of Lear occurs, all SARs will immediately vest in full. This summary of the SAR Terms and Conditions is qualified in its entirety by reference to the SARs Terms and Conditions, a copy of which is filed as Exhibit 10.3 hereto and incorporated by reference herein.
      As described above, certain of our executive officers who were recently promoted, including Mr. Del Grosso and Mr. Wajsgras, will be awarded Supplemental RSUs in lieu of any additional increase in base salary since the effective dates of their promotions in 2005 through 2006. The Compensation Committee approved the grant of (i) Supplemental RSUs to Mr. DelGrosso in an amount equal to $289,792 divided by the fair market value of a share of Lear’s common stock on January 3, 2006, the date of grant, and (ii) Supplemental RSUs to Mr. Wajsgras in an amount equal to $72,500 divided by the fair market value of a share of Lear’s common stock on January 3, 2006. A recipient of Supplemental RSUs may elect, prior to the grant date, to have the value of the award credited to his or her account under Lear’s management stock purchase plan in lieu of receiving the Supplemental RSUs. As of January 1, 2007, the base salary of each Supplemental RSU recipient will be increased by the annualized grant date value of his or her award. The Supplemental RSUs are subject to the Long-Term Stock Incentive Plan Supplemental RSU Terms and Conditions (“Supplemental RSU Terms and Conditions”), which are described below.
     Like the RSUs, the Supplemental RSUs are converted into shares of our common stock, on a one-for-one basis, net of taxes, on the vesting date. Delivery of shares is made at the time of vesting. However, no opportunity to defer delivery of shares is available. All of the Supplemental RSUs vest on January 3, 2007, the first anniversary of the grant date. If the recipient’s employment terminates prior to the vesting date, he or she will be entitled to receive the shares underlying one-twelfth of the Supplemental RSUs for each completed month between the grant date and the date of termination. Like the RSUs, the Supplemental RSUs are credited with dividend equivalents to an account established by Lear for bookkeeping purposes if and when the Board of Directors declares and pays a dividend on Lear’s common stock. Such dividend equivalents are subject to the same vesting schedule as the associated Supplemental RSUs. Dividend equivalents are credited monthly with interest at an annual rate equal to the prime rate. If a change in control (as defined in the Long-Term Stock Incentive Plan) of Lear occurs, all Supplemental RSUs will immediately vest in full. This summary of the Supplemental RSU Terms and Conditions is qualified in its entirety by reference to the Supplemental RSU Terms and Conditions, a copy of which is attached hereto as Exhibit 10.4 and incorporated by reference herein.
ITEM 6 – EXHIBITS
     The exhibits listed on the “Index to Exhibits” on page 51 are filed with this Form 10-Q or incorporated by reference as set forth below.

LEAR CORPORATION
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LEAR CORPORATION

Dated: November 10, 2005	By:	/s/ Robert E. Rossiter
Robert E. Rossiter
Chairman and Chief Executive Officer

	By:	/s/ David C. Wajsgras
David C. Wajsgras
Executive Vice President and Chief Financial Officer

	By:	/s/ James L. Murawski
James L. Murawski
Vice President and Corporate Controller

LEAR CORPORATION
INDEX TO EXHIBITS

Exhibit
Number
10.1	Amended and Restated Credit Agreement, dated as of August 11, 2005, among Lear Corporation, Lear Canada, each Foreign Subsidiary Borrower (as defined therein), the Lenders party thereto, Bank of America, N.A., as syndication agent, Citibank, N.A. and Deutsche Bank Securities Inc., as documentation agents, The Bank of Nova Scotia, as documentation agent and Canadian Administrative Agent, the other Agents named therein and JPMorgan Chase Bank, N.A., as General Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 12, 2005).

[1,2] 10.2	Long-Term Stock Incentive Plan 2005 Restricted Stock Unit Terms and Conditions

[1,2] 10.3	Long-Term Stock Incentive Plan Stock Appreciation Rights Terms and Conditions

[1,2] 10.4	Long-Term Stock Incentive Plan Supplemental Restricted Stock Unit Terms and Conditions

[1,2] 10.5	Employment Agreement, dated March 15, 2005, between Lear Corporation and Paul Joseph Zimmer

[1,2] 10.6	Employment Agreement, dated March 15, 2005, between Lear Corporation and Raymond E. Scott

[1] 31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

[1] 31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

[1] 32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[1] 32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[1]	Filed herewith.

[2]	Compensatory plan or arrangement.