Form 10-K
period 2005-12-31
LEAR CORP
filed 2006-03-09
CIK 842162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005.

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act.
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of July 2, 2005, the aggregate market value of the registrant’s Common Stock, par value $0.01 per share, held by non-affiliates of the registrant was $2,435,696,527. The closing price of the Common Stock on July 2, 2005, as reported on the New York Stock Exchange, was $36.40 per share.

As of February 28, 2006, the number of shares outstanding of the registrant’s Common Stock was 67,189,314 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on May  11, 2006, as described in the Cross-Reference Sheet and Table of Contents included herewith, are incorporated by reference into Part III of this Report.

LEAR CORPORATION AND SUBSIDIARIES

CROSS REFERENCE SHEET AND TABLE OF CONTENTS

		Page Number
		or Reference(1)

PART I
ITEM 1.	Business	3
ITEM 1A.	Risk factors	12
ITEM 1B.	Unresolved staff comments	16
ITEM 2.	Properties	16
ITEM 3.	Legal proceedings	17
ITEM 4.	Submission of matters to a vote of security holders	20
SUPPLEMENTARY ITEM.	Executive officers of the Company	21

PART II
ITEM 5.	Market for the Company’s common equity, related stockholder matters and issuer purchases of equity securities	23
ITEM 6.	Selected financial data	24
ITEM 7.	Management’s discussion and analysis of financial condition and results of operations	27
ITEM 7A.	Quantitative and qualitative disclosures about market risk (included in Item 7)
ITEM 8.	Consolidated financial statements and supplementary data	53
ITEM 9.	Changes in and disagreements with accountants on accounting and financial disclosure	106
ITEM 9A.	Controls and procedures	106
ITEM 9B.	Other information	106

PART III
ITEM 10.	Directors and executive officers of the Company(2)	107
ITEM 11.	Executive compensation(3)	107
ITEM 12.	Security ownership of certain beneficial owners and management and related stockholder matters(4)	107
ITEM 13.	Certain relationships and related transactions(5)	108
ITEM 14.	Principal accountant fees and services(6)	108

PART IV
ITEM 15.	Exhibits and financial statement schedule	108
Certificate of Incorporation of Lear Corporation (Germany) Ltd.
Certificate of Amendment of Certificate of Incorporation of Lear Corporation (Germany) Ltd.
Amended and Restated By-laws of Lear Corporation (Germany) Ltd.
Second Amendment to the Lear Corporation Long-Term Stock Incentive Plan
2006 Management Stock Purchase Plan (U.S.) Terms and Conditions
2006 Management Stock Purchase Plan (Non-U.S.) Terms and Conditions
First Amendment to the Lear Corporation Executive Supplemental Savings Plan
Computation of Net Income per Share
Computation of Ratios of Earnings to Fixed Charges
List of Subsidiaries of the Company
Consent of Ernst & Young LLP
Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
Section 906 Certification by Chief Executive Officer
Section 906 Certification by Chief Financial Officer

(1)	Certain information is incorporated by reference, as indicated below, to the registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on May 11, 2006 (the “Proxy Statement”).

(2)	A portion of the information required is incorporated by reference to the Proxy Statement sections entitled “Election of Directors” and “Directors and Beneficial Ownership.”

(3)	Incorporated by reference to Proxy Statement sections entitled “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Performance Graph.”

(4)	Incorporated by reference to Proxy Statement section entitled “Directors and Beneficial Ownership — Security Ownership of Certain Beneficial Owners and Management.”

(5)	Incorporated by reference to Proxy Statement section entitled “Certain Transactions.”

(6)	Incorporated by reference to Proxy Statement section entitled “Fees of Independent Accountants.”

PART I

ITEM 1 — BUSINESS

In this Report, when we use the terms the “Company,” “Lear,” “we,” “us” and “our,” unless otherwise indicated or the context otherwise requires, we are referring to Lear Corporation and its consolidated subsidiaries. A substantial portion of the Company’s operations are conducted through subsidiaries controlled by Lear Corporation. The Company is also a party to various joint venture arrangements. Certain disclosures included in this Report constitute forward-looking statements that are subject to risks and uncertainties. See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements.”

BUSINESS OF THE COMPANY

General

We were incorporated in Delaware in 1987 and are one of the world’s largest automotive interior systems suppliers based on net sales. Our net sales have grown from $14.1 billion for the year ended December 31, 2000, to $17.1 billion for the year ended December 31, 2005. We supply every major automotive manufacturer in the world, including General Motors, Ford, DaimlerChrysler, BMW, PSA, Volkswagen, Fiat, Renault-Nissan, Hyundai, Mazda, Subaru and Toyota.

We supply automotive manufacturers with complete automotive seat systems, electrical distribution systems and various electronic products. We also supply automotive interior components and systems, including instrument panels and cockpit systems, headliners and overhead systems, door panels and flooring and acoustic systems. As a result of these capabilities, we can offer our customers a full range of automotive interior products, with any level of integration required. In light of recent customer and market trends, we have been evaluating strategic alternatives with respect to our interior segment.

We are focused on delivering high-quality automotive interior systems and components to our customers on a global basis. In order to realize substantial cost savings and improved product quality and consistency, automotive manufacturers are requiring their suppliers to manufacture products in multiple geographic markets. In recent years, we have expanded our operations significantly in Europe, Central America, South Africa and Asia. As a result of our efforts to expand our worldwide operations, our net sales outside of North America have grown from $4.6 billion in 2000 to $7.9 billion in 2005. See Note 11, “Segment Reporting,” to the consolidated financial statements included in this Report.

Strategy

Our principal objective is to strengthen and expand our position as a leading automotive supplier to the global automotive industry by focusing on the needs of our customers. Our customers face continuing competitive pressures to improve quality and functionality at a lower cost and to reduce time to market and capital needs. These trends have resulted in automotive manufacturers seeking fewer independent suppliers to provide automotive interior systems and components. We believe that the criteria for selection of automotive interior systems suppliers are cost, quality, technology, delivery and service. A worldwide presence is necessary to satisfy these criteria.

Specific elements of our strategy include:

•	Enhance Strong Relationships with our Customers by Focusing on Customer Service, Quality and Cost. We seek to have our customers view us as a partner. We believe that strong relationships with our customers allow us to identify business opportunities and anticipate the needs of our customers in the early stages of vehicle design. Working closely with our customers in the early stages of designing and engineering automotive interior systems gives us a competitive advantage in securing new business. The keys to enhancing customer relationships are service and quality. We work to maintain an excellent reputation with our customers for timely delivery and customer service and for providing world-class quality at competitive prices. According to the 2005 J.D. Power and Associates Seat Quality Reporttm, we rank as the highest-

quality major seat manufacturer for the fifth consecutive year and have achieved a 35% improvement in “Things Gone Wrong” since 1999. In recognition of our efforts, many of our facilities have won awards from automotive manufacturers. We intend to maintain and improve the quality of our products and services through our ongoing “Quality First” initiatives.

•	Expand our Business in Asian Markets and with Asian Automotive Manufacturers Worldwide. We believe that it is important to have a manufacturing footprint that aligns with our customers’ global presence. Our strategy includes expanding our business in Asian markets and with Asian automotive manufacturers worldwide:

•	Expansion in Asian Markets. The Asian markets present growth opportunities, as all major global automotive manufacturers expand production in this region to meet increasing demand. In particular, the Chinese automotive market is expanding rapidly, with an estimated 5.0 million units produced in 2005 according to J.D. Power and Associates. We seek to partner with automotive manufacturers in China through joint venture arrangements, and we are well-positioned to take advantage of China’s emerging growth. We currently have twelve joint ventures in China, where the majority of our production is for the local market. We are focused on seating, electrical distribution systems, door panels and flooring and acoustics. In 2005, our joint ventures in China were awarded seating business with Chang’an Ford, the joint venture between Ford Motor Company and Chang’an Automobile Co. Ltd., seating business with Beijing Hyundai Motor Co. and seating business with BMW Brilliance Automotive Co. In addition, Lear has established two wholly-owned subsidiaries in China to supply seats to the joint venture between First Automobile Works Group and Volkswagen and the joint venture between Shanghai Automotive Industry Corp. and General Motors Corporation. We also see opportunities for growth with customers in Korea, India and elsewhere in Asia. In 2005, our joint ventures were awarded seating business with General Motors/Daewoo in Korea and with Nissan in China, India and Thailand. Finally, we have significantly expanded our manufacturing and engineering operations in India and the Philippines and have maintained our strategic sales and engineering offices in Japan.

•	Asian Automotive Manufacturers. Asian automotive manufacturers are continuing to invest and expand their manufacturing operations in Asia (especially China), North America and Europe. In 2005, we expanded our business with Asian automotive manufacturers in the United States through awards and/or launches of seating and electrical business with Hyundai, seating and flooring business with Nissan and interiors business with Toyota. We have also entered into a strategic alliance to support future seating business with Nissan in North America, Asia and Europe. We currently have twenty-four strategic joint ventures based in the Americas and Asia serving our Asian customers, including Chang’an Ford, Dongfeng Peugeot Citroen Automobile, Honda, Hyundai, Jiangling Motor Co., Nissan, Shanghai Automotive Industry Corp., Shanghai GM and Toyota. As a result of our strong customer relationships, strategic alliances and full-service capabilities, we are well-positioned to expand our business with Asian automotive manufacturers, both in Asia and elsewhere.

•	Improve European Business Structure and Expand European Market Share of our Seating and Electronic and Electrical Segments. In Europe, the automotive market remains relatively fragmented with significant overcapacity, making Europe a difficult market for automotive manufacturers and suppliers alike. We are continuing to improve our financial results in Europe by focusing significant new product initiatives on seating and electronics, where there are opportunities for significant scale and we have a strong competitive position. We have also improved our overall business structure in Europe by consolidating administrative functions and reducing manufacturing costs through the relocation and expansion of component production in countries with lower labor costs.

•	Leverage Electronic Capabilities and Invest in Product Technology. Consumers are demanding more in their automotive interiors, focusing on convenience, communication and safety, and automotive manufacturers view the vehicle interior as a major selling point to their customers. Because electronic products and electrical distribution systems are an important part of automotive interior systems, we seek to take advantage of our capabilities in these areas to develop new products that respond to customer and consumer demands. We will also continue to make targeted investments in technology to support our existing products, as well as our new product development efforts. The focus of our research and development efforts is to identify new interior features that make vehicles safer, more comfortable and more attractive to consumers. To further these efforts, we conduct extensive analysis and testing of consumer responses to automotive interior styling and innovations. We also have state-of-the-art acoustics testing and instrumentation and data analysis capabilities. We maintain six advanced technology centers and several customer-focused product engineering centers where we design and develop new products and conduct extensive product testing. In addition, our advanced technology center in Southfield, Michigan, demonstrates our ability to integrate engineering, research, design, development and validation testing capabilities at one location.

•	Maintain an Efficient Cost Structure. An efficient cost structure is necessary to withstand fluctuations in industry demand over time, as well as changing competitive and macroeconomic conditions. Our relatively variable cost structure is maintained, in part, through ongoing productivity initiatives throughout the organization, as well as initiatives to promote and enhance the sharing of technology, engineering, purchasing and capital investments across customer platforms. In this regard, we are working to leverage our scale and interior expertise to develop common vehicle architecture to reduce the complexity and variety of substructures that are not seen by consumers. One example is the Lear Flexible Seat Architecture, a modular system that incorporates many desired comfort and required safety features utilizing validated common components that can be packaged in multiple seat systems. The advantage is reduced design, engineering and development costs to deliver an enhanced end product with improved quality and craftsmanship. We also have a global sourcing strategy designed to increase our competitiveness from both a manufacturing and sourcing standpoint. More than eighty of our facilities are currently located in low-cost countries, including Mexico, Hungary, Poland, China, South Africa, the Philippines, Honduras, the Czech Republic, Slovakia, Turkey, Romania, Morocco and Tunisia. We have also joined our customers to proactively reduce costs and eliminate waste by establishing Cost Technology Optimization centers in the United States, Germany, Spain, the Philippines and Brazil. Our Cost Technology Optimization centers provide a venue where our engineers can work with our customers to identify and address cost discrepancies among similar products and inconsistencies in features among vehicles in similar segments.

•	Product-Line Focus. In response to the recent industry trend away from total interior integration, we are taking a more product-focused approach to managing our business. In our seating and electronic and electrical segments, we are seeking growth by penetrating new markets and new customers, as well as through selective vertical integration. In our electronic and electrical segment, our acquisition of terminals and connectors capabilities in Europe allows us to provide electrical distribution systems at lower costs to our customers. In our seating segment, we are focused on expanding our capabilities in structural components and selected trim products.

With respect to our interior segment, we are actively implementing restructuring actions to improve our cost structure and capacity utilization while simultaneously evaluating strategic alternatives. In this regard, we entered into a framework agreement relating to a proposed joint venture relationship with WL Ross & Co. LLC and Franklin Mutual Advisers, LLC on October 17, 2005. We would hold a non-controlling interest in the new joint venture that would explore acquisition opportunities in the automotive interior components sector, including a possible acquisition of all or a portion of Collins & Aikman Corporation. The proposed joint venture would involve all or a portion of our interior segment, but not our seating or electronic and electrical segments. Establishment of the proposed joint venture is subject to the negotiation and execution of definitive agreements and other conditions. In the event that we fail to achieve resolution on various matters in such negotiations, we will continue to explore other strategic alternatives with respect to this segment. No assurances can be given that the proposed joint venture will be completed on the terms contemplated or at all.

Products

We conduct our business in three product operating segments: seating; interior; and electronic and electrical. The seating segment includes seat systems and the components thereof. The interior segment includes instrument panels and cockpit systems, headliners and overhead systems, door panels, flooring and acoustic systems and other interior products. The electronic and electrical segment includes electronic products and electrical distribution systems, primarily wire harnesses and junction boxes; interior control and entertainment systems; and wireless systems. Net sales by product segment as a percentage of total net sales is shown below:

For the Year Ended December 31,	2005	2004	2003

Seating	65%	67%	68%
Interior	18	17	18
Electronic and electrical	17	16	14

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

As a result of our strong product design and product technology, we are a leader in designing seats with enhanced safety and convenience features. For example, our ProTectm Plus Self-Aligning Head Restraint is an advancement in seat passive safety features. By integrating the head restraint with the lumbar support, the occupant’s head is provided support earlier and for a longer period of time in a rear-impact collision, potentially reducing the risk of injury. In addition, we have developed OccuSense®, a seat technology which detects the size and weight of an occupant to control airbag deployment. We also supply a patented integrated restraint seat system that uses an ultra high-strength steel tower and a split-frame design to improve occupant comfort and convenience, as well as a high-performance climate system for seat cooling and moisture removal. To address the increasing focus on craftsmanship, we have developed concave seat contours that eliminate wrinkles and provide improved styling. We are also satisfying the growing customer demand for reconfigurable seats with our thin profile rear seat and our stadium slide seat system. For example, General Motors full-size sport utility vehicles and light trucks, as well as the Ford Freestyle, Cadillac SRX, and Dodge Durango, use our reconfigurable seating technology, and General Motors full-size sport utility vehicles, as well as the Ford Explorer and Dodge Durango, use our thin profile seating technology for their third row seats.

•	Interior. The interior segment consists of the manufacture, assembly and supply of interior systems and components. Interior products are designed to provide a harmonious and comfortable interior for vehicle occupants, as well as a variety of functional and safety features. Set forth below is a description of our principal interior products:

•	Instrument Panels and Cockpit Systems. The instrument panel is a complex system of coverings and foam, as well as plastic and metal parts designed to house various components and to act as a safety device for the vehicle occupant. The cockpit system consists of, among other things, the instrument panel trim/pad, structural subsystem, electrical distribution system, climate control, driver control pedals, steering controls and driver and passenger safety systems. Specific components of the cockpit system include the instrument cluster/gauges, cross car structure, electronic and electrical components, wire harness, audio system, heating, ventilation and air conditioning module, air distribution ducts, air vents, steering column and wheel and glove compartment assemblies. Airbag technologies also continue to be an important component of cockpit systems. As a result of our research and development efforts, we have introduced cost-effective, integrated, seamless airbag covers, which provide greater styling flexibility for the automotive manufacturer. We believe that future trends in instrument panels and cockpit systems will focus on safety-related features. We have also developed Spray PURtm, a seamless polyurethane coating for instrument panels, which eliminates visual seams. This process is currently being used on several vehicle models, including the 2006 Cadillac DTS and Buick Lucerne.

•	Headliners and Overhead Systems. Overhead systems consist of a headliner, lighting, visors, consoles, wiring and electronics, as well as all other products located in the interior of the vehicle roof. Headliners consist of a substrate, as well as a finished interior layer made of a variety of fabrics and materials. While headliners are an important contributor to interior aesthetics, they also provide insulation from road noise and can serve as carriers for a variety of other components, such as visors, overhead consoles, grab handles, coat hooks, electrical wiring, speakers, lighting and other electronic and electrical products. As the amount of electronic and electrical content available in vehicles has increased, headliners have emerged as an important carrier of technology since electronic features ranging from garage door openers to lighting systems are often optimally situated in the headliner. In addition, headliners provide an important safety function by mitigating the effects of head impact. We have developed a system that molds the protective foam directly onto the back of the headliner. This system will be used on several vehicle models that are being launched in 2006.

•	Door Panels. Door panels consist of several component parts, which are attached to a substrate by various methods. Specific components include vinyl or cloth-covered appliqués, armrests, radio speaker grilles, map pocket compartments, carpet and sound-reducing insulation. In addition, door systems often incorporate electronic products and electrical distribution systems, including lock and latch, window glass, window regulators and audio systems, as well as wire harnesses for the control of power seats, windows, mirrors and door locks. We have recently introduced a two-shot molding process that allows a door panel with multiple materials to be produced in a single injection molding machine. This technology, which results in improved craftsmanship and lower costs, will be used on several vehicle models that are being launched in 2006.

•	Flooring and Acoustic Systems. We have an extensive and comprehensive portfolio of SonoTec® acoustic products, including flooring systems and dash insulators. These acoustic products provide noise, vibration and harshness resistance. Carpet flooring systems generally consist of tufted or non-woven carpet with a thermoplastic backcoating, which when heated, allows the carpet to be fitted precisely to the interior or trunk compartment of the vehicle. Non-carpeted flooring systems, used primarily in commercial and fleet vehicles, offer improved wear and maintenance characteristics. The dash insulator, mounted onto the firewall, separates the passenger compartment from the engine compartment and is the primary component for preventing engine noise from entering the passenger compartment.

•	Electronic and Electrical. The migration from conventional electrical distribution systems to electronic products and electrical distribution systems is facilitating the integration of wiring and electronic products within the overall electrical architecture of a vehicle. This migration can reduce the overall system cost and weight and improve reliability and packaging by optimizing the overall system architecture and eliminating a portion of the terminals, connectors and wires normally required for a conventional electrical distribution system. Our umbrella technology, Intertronics®, reflects our ability to integrate electronic products with automotive interior systems. This technology is already having an impact on a number of new and next generation products. For example, our integrated seat adjuster module has two dozen fewer cut circuits and five fewer connectors, weighs a half of a pound less and costs twenty percent less than a traditional separated electronic control unit and seat wiring system. In addition, our smart junction box expands the traditional junction box functionality by utilizing printed circuit board technologies.

Our electronic and electrical products can be grouped into three categories:

•	Electrical Distribution Systems. Wire harness assemblies are a collection of terminals, connectors and wires that connect all of the various electronic/electrical devices in the vehicle to each other and/or to a power source. Terminals and connectors are components of wire harnesses and other electronic/electrical devices that connect wire harnesses and electronic/electrical devices. Fuse boxes are centrally located boxes in the vehicle that contain fuses and/or relays for circuit and device protection, as well as power distribution. Junction boxes serve as a connection point for multiple wire harnesses. They may also contain fuses and relays for circuit and device protection. Smart junction boxes are junction boxes with integrated electronic functions, which eliminate interconnections and increase overall system reliability. Certain vehicles may have two or three smart junction boxes linked as a multiplexed buss line.

•	Interior Control and Entertainment Systems. The instrument panel center console module provides a control panel for the entertainment system, accessory switch functions, heating, ventilation and air conditioning. The integrated seat adjuster module combines seat adjustment, power lumbar support, memory function and seat heating into one package. The integrated door module consolidates the controls for window lift, door lock, power mirror and seat heating and ventilation. Our Mechatronictm lighting control module integrates electronic control logic and diagnostics with the headlamp switch. Entertainment products include sound systems, television modules and the floor-, seat- or center console-mounted MediaConsole with a flip-up screen that provides DVD and video game viewing for back-seat passengers.

•	Wireless systems. Wireless products send and receive signals using radio frequency technology. Our wireless systems include passive entry systems, dual range/dual function remote keyless entry systems and tire pressure monitoring systems. Passive entry systems allow the vehicle operator to unlock the door without using a key or physically activating a remote keyless fob. Dual range/dual function remote keyless entry systems allow a single transmitter to perform multiple functions. For example, our Car2Utm remote keyless entry system can control and display the status of the vehicle, such as starting the engine, locking and unlocking the doors, opening the trunk and setting the cabin temperature. In addition, dual range/dual function remote keyless entry systems combine remote keyless operations with vehicle immobilizer capability. Our tire pressure monitoring system, known as the Lear Intellitire® Tire Pressure Monitoring System, alerts drivers when a tire has low pressure. We have received production awards for Intellitire® from Ford for many of their North American vehicles and from Hyundai for several models beginning in 2005. Automotive manufacturers are required to have tire pressure monitoring systems on a portion of new vehicles sold in the United States beginning with model year 2006 and on all new vehicles sold in the United States by model year 2008.

Manufacturing

A description of the manufacturing processes for each of our operating segments is set forth below.

•	Seating. Our seating facilities generally use just-in-time manufacturing techniques, and products are delivered to the automotive manufacturers on a just-in-time basis. These facilities are typically located near our customers’ manufacturing and assembly sites. Our seating facilities utilize a variety of methods whereby foam and fabric are affixed to an underlying seat frame. Raw materials used in our seat systems, including steel, aluminum and foam chemicals, are generally available and obtained from multiple suppliers under various types of supply agreements. Leather, fabric and certain components are also purchased from multiple suppliers under various types of supply agreements. The majority of our steel purchases are comprised of engineered parts that are integrated into a seat system, such as seat frames, mechanisms and mechanical components. Therefore, our exposure to changes in steel prices is primarily indirect, through the supply base. We are increasingly using long-term, fixed-price supply agreements to purchase key components. We generally retain the right to terminate these agreements if our supplier does not remain competitive in terms of cost, quality, delivery, technology or customer support.

•	Interior. Our interior systems process capabilities include injection molding, low-pressure injection molding, blow molding, compression molding, rotational molding, urethane foaming and vacuum forming, as well as various trimming and finishing methods. Raw materials, including resin and chemical products, and finished components are assembled into end products and are obtained from multiple suppliers, under supply agreements which typically last for up to one year. In addition, we produce carpet at one North American plant.

•	Electronic and Electrical. Electrical distribution systems are networks of wiring and associated control devices that route electrical power and signals throughout the vehicle. Wire harness assemblies consist of raw, coiled wire, which is automatically cut to length and terminated. Individual circuits are assembled together on a jig or table, inserted into connectors and wrapped or taped to form wire harness assemblies. All materials are purchased from suppliers, with the exception of a portion of the terminals and connectors that are produced internally. Certain materials are available from a limited number of suppliers. Supply agreements typically last for up to one year. The assembly process is labor intensive, and as a result, production is generally performed in low-cost labor sites in Mexico, Honduras, the Philippines, Eastern Europe and Northern Africa.

Some of the principal components attached to the wire harness assemblies that we manufacture include junction boxes and electronic control modules. Junction boxes are manufactured in both North America and Europe with a proprietary, capital-intensive assembly process, using printed circuit boards, a portion of which are purchased from third-party suppliers. Proprietary processes have been developed to improve the function of these junction boxes in harsh environments, including high temperatures and humidity. Electronic control modules are assembled using high-speed surface mount placement equipment in both North America and Europe.

While we internally manufacture many of the components that are described above, a substantial portion of these components are furnished by independent, tier II automotive suppliers and other vendors throughout the world. In certain instances, it would be difficult and expensive for us to change suppliers of products and services that are critical to our business. With the recent decline in the automotive production of our key customers and substantial and continuing pressures to reduce costs, certain of our suppliers have experienced, or may experience, financial difficulties. We seek to carefully manage our supplier relationships to minimize any significant disruptions of our operations. However, adverse developments affecting one or more of our major suppliers, including certain sole-source suppliers, could negatively impact our operating results. See Item 1A, “Risk Factors — Adverse developments affecting one or more of our major suppliers could harm our profitability.”

Customers

We serve the worldwide automotive and light truck market, which produced over 63 million vehicles in 2005. We have automotive interior content on over 300 vehicle nameplates worldwide, and our major automotive manufacturing customers (including customers of our non-consolidated joint ventures) currently include:

• BMW	• DaimlerChrysler	• Dongfeng	• Fiat
• First Autoworks	• Ford	• GAZ	• General Motors
• Honda	• Hyundai	• Isuzu	• Mahindra & Mahindra
• Mazda	• Mitsubishi	• Porsche	• PSA
• Renault-Nissan	• Subaru	• Suzuki	• Toyota
• Volkswagen

During the year ended December 31, 2005, General Motors and Ford, two of the largest automotive and light truck manufacturers in the world, together accounted for approximately 44% of our net sales, excluding net sales to Saab, Volvo, Jaguar and Land Rover, which are affiliates of General Motors or Ford. Inclusive of their respective affiliates, General Motors and Ford accounted for approximately 28% and 25%, respectively, of our net sales in 2005. In addition, DaimlerChrysler accounted for approximately 11% of our net sales in 2005. For further information related to our customers and domestic and foreign sales and operations, see Note 11, “Segment Reporting,” to the consolidated financial statements included in this Report.

We receive blanket purchase orders from our customers. These purchase orders generally provide for the supply of a customer’s annual requirements for a particular vehicle model, rather than for the purchase of a specified quantity of products. Although purchase orders may be terminated at any time by our customers, such terminations have been minimal and have not had a material impact on our operating results. Our primary risks are that an automotive manufacturer will produce fewer units of a vehicle model than anticipated or that an automotive manufacturer will not award us a replacement program following the life of a vehicle model. In order to reduce our reliance on any one vehicle model, we produce automotive interior systems and components for a broad cross-section of both new and established models. However, larger passenger cars and light trucks typically have more interior content and therefore, tend to have a more significant impact on our operating performance. Our net sales for the year ended December 31, 2005, were comprised of the following vehicle categories: 54% cars, including 23% mid-size, 15% compact, 14% luxury/sport and 2% full-size, and 46% light truck, including 25% sport utility and 21% pickup and other light truck.

Our agreements with our major customers generally provide for an annual productivity cost reduction. Historically, cost reductions through product design changes, increased productivity and similar programs with our suppliers have generally offset these customer-imposed productivity cost reduction requirements. However, in the latter part of 2004 and in 2005, unprecedented increases in certain raw material and commodity costs (principally steel, resins and other oil-based commodities), as well as increases in energy costs had a material adverse impact on our operating results. While we were able to offset a portion of the adverse impact through aggressive cost reduction actions, relatively high raw material, energy and commodity costs are expected to continue, and no assurances can be given that we will be able to achieve such customer cost reduction targets in the future.

Technology

We have the ability to integrate the engineering, research, design, development and validation testing of all automotive interior systems. Advanced technology development is conducted at our six advanced technology centers and at our product engineering centers worldwide. At these centers, we engineer our products to comply with applicable safety standards, meet quality and durability standards, respond to environmental conditions and conform to customer and consumer requirements. Our research and design studio located in Southfield, Michigan, develops and integrates new concepts and is our central location for consumer research, benchmarking, craftsmanship and industrial design activity.

We also have state-of-the-art acoustic testing and instrumentation and data analysis capabilities. We own an industry-leading validation test center featuring acoustic and sound quality testing, including a dual-surface, four-wheel chassis dynamometer acoustical chamber and reverberant sound room, capable of precision acoustic testing of front, rear and four-wheel drive vehicles. Together with computer-controlled data acquisition and analysis capabilities, the reverberant sound room provides precisely controlled laboratory conditions for sophisticated interior and exterior noise, vibration and harshness testing of parts, materials and systems, including powertrain, exhaust and suspension components. We also maintain electromagnetic compatibility labs at several of our electronic and electrical facilities, where we develop and test electronic products for compliance with governmental requirements and customer specifications.

We have developed a number of designs for innovative interior features focused on increasing value to our customers. Our umbrella technology, Intertronics®, reflects our ability to integrate electronic products with automotive interior systems. Intertronics products and technologies are grouped into three categories: integrated electronic control units; interior control and entertainment systems, which include sound systems and family entertainment systems, as well as switches; and wireless systems, which include remote keyless entry. In addition, we incorporate many convenience, comfort and safety features into our interior designs, including advanced whiplash concepts, lifestyle vehicle interior storage systems, overhead integrated modules, integrated restraint seat systems (3-point and 4-point belt systems integrated into seats), side impact airbags, integrated child restraint seats and integrated instrument panel airbag systems. We also invest in our computer-aided engineering design and computer-aided manufacturing systems. Recent enhancements to these systems include advanced acoustic modeling and analysis capabilities and the enhancement of our research and design website. Our research and design website is a tool used for global customer telecommunications, technology communications, collaboration and direct exchange of digital assets.

We have created certain brand identities, which identify products for our customers. The ProTectm brand products are optimized for interior safety; the SonoTec® brand products are optimized for interior acoustics; and the EnviroTectm brand products are environmentally friendly.

We hold many patents and patent applications pending worldwide. While we believe that our patent portfolio is a valuable asset, no individual patent or group of patents is critical to the success of our business. We also license selected technologies to automotive manufacturers and to other automotive suppliers. We continually strive to identify and implement new technologies for use in the design and development of our products.

We have numerous registered trademarks in the United States and in many foreign countries. The most important of these marks include “LEAR CORPORATION” (including a stylized version thereof) and “LEAR.” These marks are widely used in connection with our product lines and services. The trademarks and service marks

“ADVANCE RELENTLESSLY,” “CAR2U,” “INTELLITIRE,” “PROTEC,” “PROTEC PLUS” and others are used in connection with certain of our product lines and services.

We have dedicated, and will continue to dedicate, resources to research and development. Research and development costs incurred in connection with the development of new products and manufacturing methods, to the extent not recoverable from our customers, are charged to selling, general and administrative expenses as incurred. These costs amounted to approximately $174 million, $198 million and $171 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Joint Ventures and Minority Interests

We form joint ventures in order to gain entry into new markets, facilitate the exchange of technical information, expand our product offerings and broaden our customer base. In particular, we believe that certain joint ventures have provided us, and will continue to provide us, with the opportunity to expand our business relationships with Asian automotive manufacturers. In 2005, our joint ventures continued to be awarded new business with Asian automotive manufacturers both in Asia (including seating business with Chang’an Ford, Beijing Hyundai Motor Co. and BMW Brilliance Automotive Co. in China, seating business with General Motors/Daewoo in Korea and seating business with Nissan in China, India and Thailand) and elsewhere (including seating and flooring business with Nissan in the United States and interior business with Toyota in the United States). In addition, our joint ventures continue to produce flooring and carpet products for Honda in the United States. We currently have thirty-three strategic joint ventures located in twelve countries. Of these joint ventures, eighteen are consolidated and fifteen are accounted for using the equity method of accounting; sixteen operate in Asia, fourteen operate in North America (including eight that are dedicated to serving Asian automotive manufacturers) and three operate in Europe and Africa. Net sales of our consolidated joint ventures accounted for less than 5% of our consolidated net sales for the year ended December 31, 2005. As of December 31, 2005, our investments in non-consolidated joint ventures totaled $29 million and support nineteen customers. For further information related to our joint ventures, see Note 5, “Investments in Affiliates and Other Related Party Transactions,” to the consolidated financial statements included in this Report.

Competition

Within each of our operating segments, we compete with a variety of independent suppliers and automotive manufacturer in-house operations, primarily on the basis of cost, quality, technology, delivery and service. A summary of our primary independent competitors is set forth below.

•	Seating. We are one of two primary independent suppliers in the outsourced North American seat systems market. Our primary independent competitor in this market is Johnson Controls. Intier Automotive (the automotive interior segment of Magna International Inc.) and Faurecia also have a presence in this market. Our major independent competitors are Johnson Controls and Faurecia in Europe and Johnson Controls, TS Tech Co., Ltd. and Toyota Boshoku in Asia.

•	Interior. We are one of three primary independent suppliers in the outsourced North American flooring and acoustic systems market, as well as one of the largest global suppliers of door panels and headliners and overhead systems. Our primary independent competitors in the flooring and acoustic systems market are Collins & Aikman and Rieter Automotive. Our major independent competitors in the remaining interior markets include Johnson Controls, Intier, Faurecia, Collins & Aikman, Visteon, Delphi and a large number of smaller operations.

•	Electronic and Electrical. We are one of the leading independent suppliers of automotive electrical distribution systems in North America and Europe. Our major competitors in this market include Delphi, Yazaki, Sumitomo, Alcoa-Fujikura and Valeo. However, the automotive electronic products industry remains highly fragmented. Participants in this segment include Alps, Bosch, Cherry, Delphi, Denso, Kostal, Methode, Niles, Omron, Siemens VDO, TRW, Tokai Rika, Valeo, Visteon and others.

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

Employees

As of December 31, 2005, Lear employed approximately 115,000 people worldwide, including approximately 29,000 people in the United States and Canada, approximately 40,000 in Mexico and Central America, approximately 33,000 in Europe and approximately 13,000 in other regions of the world. A substantial number of our employees are members of unions. We have collective bargaining agreements with several unions, including: the United Auto Workers; the Canadian Auto Workers; UNITE; the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America; and the International Association of Machinists and Aerospace Workers. Virtually all of our unionized facilities in the United States and Canada have a separate agreement with the union that represents the workers at such facilities, with each such agreement having an expiration date that is independent of other collective bargaining agreements. The majority of our European and Mexican employees are members of industrial trade union organizations and confederations within their respective countries. Many of these organizations and confederations operate under national contracts, which are not specific to any one employer. We have occasionally experienced labor disputes at our plants. We have been able to resolve all such labor disputes and believe our relations with our employees are generally good.

See Item 1A, “Risk Factors — A significant labor dispute involving us or one or more of our customers or suppliers or that could otherwise affect our operations could reduce our sales and harm our profitability,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements.”

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

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. The public may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information related to issuers that file electronically with the SEC.

ITEM 1A — RISK FACTORS

Our business, financial condition, operating results and cash flows may be impacted by a number of factors. In addition to the factors affecting specific business operations identified in connection with the description of these operations and the financial results of these operations elsewhere in this Report, the most significant factors affecting our operations include the following:

•	A decline in the production levels of our major customers could reduce our sales and harm our profitability.

Demand for our products is directly related to the automotive vehicle production by our major customers. Automotive sales and production can be affected by general economic or industry conditions, labor relations issues, regulatory requirements, trade agreements and other factors. Automotive industry conditions in North America and Europe continue to be challenging. In North America, the industry is characterized by significant overcapacity, fierce competition and significant pension and healthcare liabilities for the domestic automakers. In Europe, the market structure is more fragmented with significant overcapacity, and several of our key platforms have experienced production declines.

General Motors and Ford, our two largest customers, together accounted for approximately 44% of our net sales in 2005, excluding net sales to Saab, Volvo, Jaguar and Land Rover, which are affiliates of General Motors and Ford. Inclusive of their respective affiliates, General Motors and Ford accounted for approximately 28% and 25%, respectively, of our net sales in 2005. North American automotive production by General Motors and Ford has declined between 2000 and 2005, and these two customers have recently announced facility closures and other restructuring actions that will negatively impact future production levels for several of our key platforms. While we have been aggressively seeking to expand our business with Asian automotive manufacturers to offset these declines, no assurances can be given as to how successful we will be in doing so. As a result, any decline in the automotive production levels of our major customers, particularly with respect to models for which we are a significant supplier, could materially reduce our sales and harm our profitability, thereby making it more difficult for us to make payments under our indebtedness or resulting in a decline in the value of our common stock.

•	The financial distress of our major customers and within the supply base could harm our profitability.

During 2005, General Motors and Ford lowered production levels on several of our key platforms in an effort to reduce inventory levels. In addition, these customers have experienced declining market shares in North America and have recently announced significant restructuring actions in an effort to improve profitability. The domestic automotive manufacturers are also burdened with substantial structural costs, such as pension and healthcare costs, that have impacted their profitability and labor relations. Several other global automotive manufacturers are also experiencing operating and profitability issues, as well as labor concerns. In this environment, it is difficult to forecast or assess future customer production schedules, the potential for labor disputes or the success or sustainability of any strategies undertaken by any of our major customers in response to the current industry environment. In addition, cuts in production schedules are also sometimes announced by our customers with little advance notice, making it difficult to respond with corresponding cost reductions.

Our supply base has also been adversely affected by industry conditions. Lower production levels for our key customers and increases in certain raw material, commodity and energy costs have resulted in severe financial distress among many companies within the automotive supply base. Several large suppliers have filed for bankruptcy protection or ceased operations. The continuation of financial distress within the supply base may lead to increased commercial disputes and possible supply chain interruptions. In addition, the adverse industry environment has required us to provide financial support to distressed suppliers or take other measures to ensure uninterrupted production. While we have taken certain actions to mitigate these factors, we have offset only a portion of their overall impact on our operating results.

The continuation or worsening of these industry conditions would harm our profitability.

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

Expanding our business in Asian markets and our business relationships with Asian automotive manufacturers are important elements of our strategy. In addition, our strategy includes expanding our European market share and expanding our manufacturing operations in lower-cost regions. As a result, our exposure to the risks described above may be greater in the future. The likelihood of such occurrences and their potential effect on us vary from country to country and are unpredictable. However, any such occurrences could be harmful to our business and our profitability, thereby making it more difficult for us to make payments under our indebtedness or resulting in a decline in the value of our common stock.

•	High raw material costs may continue to have a significant adverse impact on our profitability.

Higher costs for certain raw materials and commodities, principally steel, resins and other oil-based commodities, as well as higher energy costs, had a material adverse impact on our operating results in 2005 and will continue to negatively impact our profitability in 2006. While we have developed strategies to mitigate or partially offset the impact of higher raw material, energy and commodity costs, we cannot assure you that such measures will be successful. In addition, no assurances can be given that the magnitude and duration of these cost increases or any future cost increases will not have a larger adverse impact on our profitability and consolidated financial position than currently anticipated.

•	A significant labor dispute involving us or one or more of our customers or suppliers or that could otherwise affect our operations could reduce our sales and harm our profitability.

Most of our employees and a substantial number of the employees of our largest customers and suppliers are members of industrial trade unions and are employed under the terms of collective bargaining agreements. Virtually all of our unionized facilities in the United States and Canada have a separate agreement with the union that represents the workers at such facilities, with each such agreement having an expiration date that is independent of other collective bargaining agreements. Collective bargaining agreements covering approximately 57% of our unionized workforce of approximately 92,000 employees, including approximately 16% of our unionized workforce in the United States and Canada, are scheduled to expire during 2006. The current collective bargaining agreements of our three largest customers in the United States expire in 2007. A labor dispute involving us or any of our customers or suppliers or that could otherwise affect our operations could reduce our sales and harm our profitability, thereby making it more difficult for us to make payments under our indebtedness or resulting in a decline in the value of our common stock. A labor dispute involving another supplier to our customers that results in a slowdown or closure of our customers’ assembly plants where our products are included in assembled vehicles could also have a material adverse effect on our business. In addition, the inability by us or any of our suppliers, our customers or our customers’ other suppliers to negotiate an extension of a collective bargaining agreement covering a large number of employees upon its expiration could reduce our sales and harm our profitability. Significant increases in labor costs as a result of the renegotiation of collective bargaining agreements could also be harmful to our business and our profitability.

•	Adverse developments affecting one or more of our major suppliers could harm our profitability.

We obtain components and other products and services from numerous tier II automotive suppliers and other vendors throughout the world. In certain instances, it would be difficult and expensive for us to change suppliers of products and services that are critical to our business. In addition, in some cases, our customers designate our tier II suppliers and as a result, we do not always have the flexibility or authority to change suppliers. Certain of our suppliers are financially distressed or may become financially distressed. In addition, an increasing number of our suppliers are located outside of North America or Western Europe. Any significant disruption in our supplier relationships, including certain relationships with sole-source suppliers, could harm our profitability, thereby making it more difficult for us to make payments under our indebtedness or resulting in a decline in the value of our common stock.

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

ITEM 1B — UNRESOLVED STAFF COMMENTS

None.

ITEM 2 — PROPERTIES

As of December 31, 2005, our operations were conducted through 282 facilities, some of which are used for multiple purposes, including 174 production/manufacturing facilities, 51 administrative/technical support facilities, 47 assembly sites, six advanced technology centers and four distribution centers, in 34 countries. We also have warehouse facilities in the regions in which we operate. Our corporate headquarters is located in Southfield, Michigan. Our facilities range in size up to 1,148,000 square feet.

Of our 282 total facilities, which include facilities owned or leased by our consolidated subsidiaries, 128 are owned and 154 are leased with expiration dates ranging from 2006 through 2053. We believe that substantially all of our property and equipment is in good condition and that we have sufficient capacity to meet our current and expected manufacturing and distribution needs. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Condition.”

The following table presents the locations of our operating facilities and the operating segments(1) that use such facilities:

Argentina
Escobar, BA(S)
Pacheco, BA(E)

Austria
Graz(S)
Koeflach(S)

Belgium
Genk(S)

Brazil
Betim(S)
Cacapava(S)
Camacari(S)
Gravatai(S)
Sao Paulo(S)

Canada
Ajax, ON(S)
Concord, ON(I)
Kitchener, ON(S)
Mississauga, ON(I)
St. Thomas, ON(S)
Whitby, ON(S)
Windsor, ON(S)

China
Beijing(A/T)
Changchun(S)
Chongqing(S)
Liuzhou(S)
North Point(A/T)
Shanghai(I)
Shenyang(I)
Wuhan(E)

Czech Republic
Kolin(S)
Prestice(I)
Vyskov(E)

England
Coventry, CV(S)
Coventry, WM(S)
Liverpool, ME(S)
Nottingham, NG(S)

France
Cergy(S)
Feignies(S)
Garches(E)
Guipry(S)
Lagny-Le-Sec(S)
Offranville(I)
Rueil-Malmaison(A/T)

Germany
Allershausen-
 Leonhardsbuch(S)
Bersenbruck(E)
Besigheim(S)
Boeblingen(S)
Bremen(S)
Ebersberg(I)
Eisenach(S)
Garching-Hochbruck(S)
Ginsheim-Gustavsburg(M)
Koln(E)
Kranzberg(A/T)
Kronach(E)
Munich(S)
Plattling(I)
Quakenbruck(S)
Remscheid(E)
Rietberg(S)
Saarlouis(E)
Wackersdorf(S)
Wismar(E)
Wuppertal(E)
Zwiesel(I)

Honduras
Naco, SB(E)
San Pedro Sula, CA(E)

Hungary
Godollo(E)
Gyongyos(E)
Gyor(S)
Mor(S)

India
Halol(S)
Mumbai(S)
Nasik(S)
New Delhi(S)
Thane(A/T)

Italy
Caivano, NA(S)
Cassino, FR(M)
Grugliasco, TO(S)
Melfi, PZ(M)
Montelabate, PS(I)
Pianfei, CN(I)
Pozzo d’Adda, MI(S)
Termini Imerese, PA(S)

Japan
Atsugi-shi(A/T)
Hiroshima(A/T)
Tokyo(E)
Toyota City(A/T)
Utsunomiya(A/T)

Mexico
Chihuahua, CH(E)
Hermosillo, SO(S)
Juarez, CH(M)
Mexico City, DF(I)
Puebla, PU(S)
Ramos Arizpe, CO(S)
Saltillo, CO(S)
Santa Catarina, NL(I)
Silao, GO(S)
Tlahuac, DF(I)
Toluca, MX(I)

Morocco
Tangier(E)

Netherlands
Weesp(A/T)

Philippines
LapuLapu City, CE(E)

Poland
Mielec(E)
Jaroslaw(S)
Teresin(I)
Tychy(S)

Portugal
Palmela, SL(S)
Valongo, PO(E)

Romania
Pitesti(E)

Russia
Nizhny Novgorod(S)

Singapore
Wisma Atria(S)

Slovakia
Lozorno(I)

South Africa
East London(S)
Port Elizabeth(S)
Rosslyn(S)

South Korea
Cheonan(S)
Gyeongju(S)
Seoul(A/T)

Spain
Almussafes(E)
Avila(E)
Epila(S)
Logrono(S)
Roquetes(E)
Valdemoro(S)
Valls(E)

Sweden
Fargelanda(I)
Gothenburg(M)
Tanumshede(I)
Tidaholm(I)
Trollhattan(S)

Thailand
Bangkok(S)
Muang
Nakornratchasima(S)
Rayong(S)

Tunisia
Bir El Bey(E)

Turkey
Bostanci-Istanbul(E)
Bursa(S)

United States
Alma, MI(I)
Arlington, TX(S)
Atlanta, GA(S)
Berne, IN(S)
Bridgeton, MO(S)
Brownstown, MI(S)
Canton, MS(I)
Carlisle, PA(I)
Chicago, IL(I)
Columbus, OH(E)
Covington, VA(I)
Dayton, TN(I)
Dearborn, MI(M)
Detroit, MI(M)
Duncan, SC(S)
Edinburgh, IN(I)
El Paso, TX(E)
Elsie, MI(S)
Farwell, MI(S)
Fenton, MI(S)
Frankfort, IN(S)
Fremont, OH(I)
Greencastle, IN(I)
Hammond, IN(S)
Hazelwood, MO(S)
Hebron, OH(S)
Highland Park, MI(I)
Holt, MI(I)
Huron, OH(I)
Iowa City, IA(I)
Janesville, WI(S)
Lebanon, OH(I)
Lebanon, VA(I)
Liberty, MO(S)
Louisville, KY(S)
Madison Heights, MI(S)
Madisonville, KY(I)
Manteca, CA(I)
Marshall, MI(I)
Mason, MI(S)
Mendon, MI(I)
Monroe, MI(S)
Montgomery, AL(S)
Morristown, TN(S)
Newark, DE(M)
Northwood, OH(I)
Plymouth, IN(E)
Plymouth, MI(S)
Pontiac, MI(A/T)
Port Huron, MI(I)
Rochester Hills, MI(S)
Romulus, MI(S)
Roscommon, MI(S)
Saline, MI(S)
Selma, AL(S)
Sheboygan, WI(I)
Sidney, OH(I)
Southfield, MI(A/T)
Strasburg, VA(I)
Tampa, FL(E)
Taylor, MI(E)
Traverse City, MI(E)
Troy, MI(A/T)
Walker, MI(S)
Warren, MI(M)
Warren, OH(S)
Wauseon, OH(I)
Wentzville, MO(S)
Zanesville, OH(E)

Venezuela
Valencia(S)

(1) Legend
S — Seating
I — Interior

E —	Electronic and electrical
M — Multiple segments

A/T —	Administrative/technical

Certain administrative/
technical facilities are
included within the
operating segments.

ITEM 3 — LEGAL PROCEEDINGS

Commercial Disputes

We are involved from time to time in legal proceedings and claims, including, without limitation, commercial or contractual disputes with our suppliers and competitors. Largely as a result of generally unfavorable industry conditions and financial distress within the automotive supply base, we experienced an increase in commercial and contractual disputes, particularly with our suppliers. These disputes vary in nature and are usually resolved by negotiations between the parties.

On January 29, 2002, Seton Company (“Seton”), one of our leather suppliers, filed a suit alleging that we had breached a purported agreement to purchase leather from Seton for seats for the life of the General Motors GMT 800 program. Seton filed the lawsuit in the U.S. District Court for the Eastern District of Michigan seeking compensatory and exemplary damages totaling approximately $97 million, plus interest, on breach of contract and promissory estoppel claims. In May 2005, this case proceeded to trial, and the jury returned a $30 million verdict against us. On September 27, 2005, the Court denied our post-trial motions challenging the judgment and granted Seton’s motion to award prejudgment interest in the amount of approximately $5 million. We are appealing the judgment and the interest award.

On January 26, 2004, we filed a patent infringement lawsuit against Johnson Controls Inc. and Johnson Controls Interiors LLC (together, “JCI”) in the U.S. District Court for the Eastern District of Michigan alleging that JCI’s garage door opener products infringed certain of our radio frequency transmitter patents. JCI counterclaimed seeking a declaratory judgment that the subject patents are invalid and unenforceable, and that JCI is not infringing these patents. JCI also has filed motions for summary judgment asserting that its garage door opener products do not infringe our patents. We are vigorously pursuing our claims against JCI and discovery is on-going. A trial in the case is currently scheduled for the second quarter of 2006.

After we filed our patent infringement action against JCI, affiliates of JCI sued one of our vendors and certain of the vendor’s employees in Ottawa Circuit Court, Michigan, on July 8, 2004, alleging misappropriation of trade secrets. The suit alleges that the defendants misappropriated and shared with us trade secrets involving JCI’s universal garage door opener product. JCI seeks to enjoin the defendants from selling or attempting to sell a competing product. We are not a defendant in this lawsuit; however, the agreements between us and the defendants contain customary indemnification provisions. We do not believe that our garage door opener product benefited from any allegedly misappropriated trade secrets or technology. However, JCI has sought discovery of certain information which we believe is confidential and proprietary, and we have intervened in the case for the limited purpose of protecting our rights with respect to JCI’s discovery efforts. Discovery has been extended to July 2006. A trial date has not yet been scheduled.

On June 13, 2005, The Chamberlain Group (“Chamberlain”) filed a lawsuit against us and Ford Motor Company (“Ford”) in the Northern District of Illinois alleging patent infringement. Two counts were asserted against us and Ford based upon Chamberlain’s rolling code security system patent and a related product which operates transmitters to actuate garage door openers. Two additional counts were asserted against Ford only (not us) based upon different Chamberlain patents. The Chamberlain lawsuit was filed in connection with the marketing of our universal garage door opener system, which competes with a product offered by JCI. JCI obtained technology from Chamberlain to operate its product. In October 2005, JCI joined the lawsuit as a plaintiff along with Chamberlain, and Chamberlain dismissed its infringement claims against Ford based upon its rolling security system patent. JCI and Chamberlain have filed a motion for a preliminary injunction, which we are contesting. We are vigorously defending the claims asserted in this lawsuit. A trial date has not yet been scheduled.

Product Liability Matters

In the event that use of our products results in, or is alleged to result in, bodily injury and/or property damage or other losses, we may be subject to product liability lawsuits and other claims. In addition, we are a party to warranty-sharing and other agreements with our customers relating to our products. These customers may pursue claims against us for contribution of all or a portion of the amounts sought in connection with product liability and warranty claims. We can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to defend such claims. In addition, if any of our products are, or are alleged to be, defective, we may be required or requested by our customers to participate in a recall or other corrective action involving such products. Certain of our customers have asserted claims against us for costs related to recalls or other corrective actions involving our products. In certain instances, the allegedly defective products were supplied by tier II suppliers against whom we have sought or will seek contribution. We carry insurance for certain legal matters, including product liability claims, but such coverage may be limited. We do not maintain insurance for product warranty or recall matters.

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

One of our subsidiaries and certain predecessor companies were named as defendants in an action filed by three plaintiffs in August 2001 in the Circuit Court of Lowndes County, Mississippi, asserting claims stemming from alleged environmental contamination caused by an automobile parts manufacturing plant located in Columbus, Mississippi. The plant was acquired by us as part of our acquisition of UT Automotive in May 1999 and sold almost immediately thereafter, in June 1999, to Johnson Electric Holdings Limited (“Johnson Electric”). In December 2002, 61 additional cases were filed by approximately 1,000 plaintiffs in the same court against us and other defendants relating to similar claims. In September 2003, we were dismissed as a party to these cases. In the first half of 2004, we were named again as a defendant in these same 61 additional cases and were also named in five new actions filed by approximately 150 individual plaintiffs related to alleged environmental contamination from the same facility. The plaintiffs in these actions are persons who allegedly were either residents and/or owned property near the facility or worked at the facility. In November 2004, two additional lawsuits were filed by 28 plaintiffs (individuals and organizations), alleging property damage as a result of the alleged contamination. Each of these complaints seeks compensatory and punitive damages.

All of the plaintiffs have dismissed their claims for health effects and personal injury damages without prejudice. There is the potential that these plaintiffs could seek separate counsel to re-file their personal injury claims. Currently, there are approximately 270 plaintiffs remaining in the lawsuits who are proceeding with property damage claims only. In March 2005, the venue for these lawsuits was transferred from Lowndes County, Mississippi, to Lafayette County, Mississippi. In April 2005, certain plaintiffs filed an amended complaint alleging negligence, nuisance, intentional tort and conspiracy claims and seeking compensatory and punitive damages. In April 2005, the court scheduled the first trial date for the first group of plaintiffs to commence March 2006. The March 2006 trial date has since been continued until a date to be set by the court, and discovery has extended into the first quarter of 2006.

UTC, the former owner of UT Automotive, and Johnson Electric have each sought indemnification for losses associated with the Mississippi claims from us under the respective acquisition agreements, and we have claimed indemnification from them under the same agreements. To date, no company admits to, or has been found to have, an obligation to fully defend and indemnify any other. We intend to vigorously defend against these claims and believe that we will eventually be indemnified by either UTC or Johnson Electric for a substantial portion of the resulting losses, if any. However, the ultimate outcome of these matters is unknown.

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

In February 2006, we received a subpoena from the SEC in connection with an ongoing investigation of General Motors Corporation by the SEC. This investigation has been previously reported by General Motors as involving, among other things, General Motors’ accounting for payments and credits by suppliers. The SEC subpoena seeks the production of documents relating to payments or credits by us to General Motors from 2001 to the present. We are cooperating with the SEC in connection with this matter.

Prior to our acquisition of UT Automotive from UTC in May 1999, one of our subsidiaries purchased the stock of a UT Automotive subsidiary. In connection with the acquisition, we agreed to indemnify UTC for certain tax consequences if the Internal Revenue Service (the “IRS”) overturned UTC’s tax treatment of the transaction. The IRS proposed an adjustment to UTC’s tax treatment of the transaction seeking an increase in tax of approximately $88 million, excluding interest. In April 2005, a protest objecting to the proposed adjustment was filed with the IRS. The case was then referred to the Appeals Office of the IRS for an independent review. There have been several meetings and discussions with the IRS Appeals personnel in an attempt to resolve the case. Although we believe that valid support exists for UTC’s tax positions, we and UTC are currently in settlement negotiations with the IRS. An indemnity payment by us to UTC for the ultimate amount due to the IRS would constitute an adjustment to the purchase price and resulting goodwill of the UT Automotive acquisition, if and when made, and would not be expected to have a material effect on our reported earnings.

Although we record reserves for legal, product warranty and environmental matters in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” the outcomes of these matters are inherently uncertain. Actual results may differ significantly from current estimates. See Item 1A, “Risk Factors.”

We are involved in certain other legal actions and claims arising in the ordinary course of business, including, without limitation, commercial disputes, intellectual property matters, personal injury claims, tax claims and employment matters. Although the outcome of any legal matter cannot be predicted with certainty, we do not believe that any of these other legal proceedings or matters in which we are currently involved, either individually or in the aggregate, will have a material adverse effect on our business, consolidated financial position or results of operations. See Item 1A, “Risk Factors — We are involved from time to time in legal proceedings and commercial or contractual disputes, which could have an adverse impact on our profitability and consolidated financial position,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Matters.”

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

SUPPLEMENTARY ITEM — EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the names, ages and positions of our executive officers. Executive officers are elected annually by our Board of Directors and serve at the pleasure of our Board.

Name	Age	Position

Shari L. Burgess	47	Vice President and Treasurer
Douglas G. DelGrosso	44	President and Chief Operating Officer
Roger A. Jackson	59	Senior Vice President — Human Resources
James L. Murawski	54	Vice President and Corporate Controller
Daniel A. Ninivaggi	41	Senior Vice President, Secretary and General Counsel
Robert E. Rossiter	60	Chairman and Chief Executive Officer
Raymond E. Scott	40	Senior Vice President and President, North American Customer Group
Matthew J. Simoncini	45	Vice President of Global Finance
James H. Vandenberghe	56	Vice Chairman
David C. Wajsgras	46	Executive Vice President and Chief Financial Officer
P. Joseph Zimmer	47	Senior Vice President and President, Global Seating Systems Product Group

Set forth below is a description of the business experience of each of our executive officers.

Shari L. Burgess	Ms. Burgess is our Vice President and Treasurer, a position she has held since August 2002. Previously, she served as our Assistant Treasurer since July 2000 and in various financial positions since November 1992.

Douglas G. DelGrosso	Mr. DelGrosso is our President and Chief Operating Officer, a position he has held since May 2005. Previously, he served as our President and Chief Operating Officer — Americas since August 2004, our President and Chief Operating Officer — Europe, Asia and Africa since August 2002, our Executive Vice President — International since September 2001, our Senior Vice President — Product Focus Group since October 2000 and our Senior Vice President and President — North American and South American Operations since May 1999. Prior to this, Mr. DelGrosso held several senior operational positions and has been employed by Lear since 1984.

Roger A. Jackson	Mr. Jackson is our Senior Vice President — Human Resources, a position he has held since October 1995. Prior to joining Lear, he was employed as Vice President — Human Resources at Allen Bradley, a wholly-owned subsidiary of Rockwell International, since 1991. Mr. Jackson was employed by Rockwell International or one of its subsidiaries from December 1977 until September 1995.

James L. Murawski	Mr. Murawski is our Vice President and Corporate Controller, a position he has held since March 2005. Previously, he served as our Vice President of Internal Audit since June 2003. Prior to joining Lear, Mr. Murawski was employed in public accounting at Deloitte & Touche for fourteen years and in various financial positions at Collins & Aikman Corporation, TRW Automotive and LucasVarity.

Daniel A. Ninivaggi	Mr. Ninivaggi is our Senior Vice President, Secretary and General Counsel. He has been Senior Vice President since June 2004 and joined Lear as our Vice President, Secretary and General Counsel in July 2003. Prior to joining Lear, Mr. Ninivaggi was a partner since 1998 in the New York office of Winston & Strawn LLP, specializing in corporate finance, securities law and mergers and acquisitions.

Robert E. Rossiter	Mr. Rossiter is our Chairman and Chief Executive Officer, a position he has held since January 2003. Mr. Rossiter has served as our Chief Executive Officer since October 2000, as our President from 1984 until December 2002 and as our Chief Operating Officer from 1988 until April 1997 and from November 1998 until October 2000. Mr. Rossiter also served as our Chief Operating Officer — International Operations from April 1997 until November 1998. Mr. Rossiter has been a director of Lear since 1988.

Raymond E. Scott	Mr. Scott is our Senior Vice President and President, North American Customer Group, a position he has held since August 2005. Previously, he served as our President, General Motors Division since June 2005, our President, European Customer Focused Division since June 2004 and our President, General Motors Division since November 2000.

Matthew J. Simoncini	Mr. Simoncini is our Vice President of Global Finance, a position he has held since February 2006. Previously, he served as our Vice President of Operational Finance since June 2004, our Vice President of Finance — Europe since 2001 and prior to 2001, in various senior financial positions for both Lear and United Technologies Automotive, which was acquired by Lear in 1999.

James H. Vandenberghe	Mr. Vandenberghe is our Vice Chairman, a position he has held since November 1998, and effective March 10, 2006, will become our interim Chief Financial Officer. Mr. Vandenberghe also served as our President and Chief Operating Officer — North American Operations from April 1997 until November 1998, our Chief Financial Officer from 1988 until April 1997 and as our Executive Vice President from 1993 until April 1997. Mr. Vandenberghe has been a director of Lear since 1995.

David C. Wajsgras	Mr. Wajsgras is our Executive Vice President and Chief Financial Officer, a position he has held since August 2005. Previously, he served as our Senior Vice President and Chief Financial Officer since January 2002 and our Vice President and Corporate Controller since September 1999. Prior to joining Lear, Mr. Wajsgras served as Corporate Controller of Engelhard Corporation from September 1997 until August 1999 and was employed in various senior financial positions at AlliedSignal Inc. (now Honeywell International Inc.), including Chief Financial Officer of the Global Shared Services organization, from March 1992 until September 1997. Mr. Wajsgras is also a director of 3Com Corporation. Effective March 10, 2006, Mr. Wajsgras will resign as Executive Vice President and Chief Financial Officer of Lear to become Senior Vice President and Chief Financial Officer of Raytheon Company, a provider of defense and aerospace systems.

P. Joseph Zimmer	Mr. Zimmer is our Senior Vice President and President, Global Seating Systems Product Group, a position he has held since August 2005. Previously, he served as our President, Interior Products Division —Europe since December 2003 and our President, Seating Systems Division since October 2000.

PART II

ITEM 5 —	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Lear’s common stock is listed on the New York Stock Exchange under the symbol “LEA.” The Transfer Agent and Registrar for Lear’s common stock is The Bank of New York, located in New York, New York. On February 28, 2006, there were 1,387 holders of record of Lear’s common stock.

The high and low sales prices per share of our common stock, as reported on the New York Stock Exchange, and the amount of our dividend declarations for 2005 and 2004 are shown below:

	Price Range of
	Common Stock		Cash Dividend
For the Year Ended December 31, 2005:	High	Low	per Share

4th Quarter	$33.50	$27.09	$0.25
3rd Quarter	$42.77	$32.43	$0.25
2nd Quarter	$44.29	$33.89	$0.25
1st Quarter	$60.05	$43.96	$0.25

	Price Range of
	Common Stock		Cash Dividend
For the Year Ended December 31, 2004:	High	Low	per Share

4th Quarter	$61.26	$49.73	$0.20
3rd Quarter	$58.24	$52.08	$0.20
2nd Quarter	$65.90	$54.60	$0.20
1st Quarter	$68.88	$58.15	$0.20

We did not pay cash dividends prior to January 9, 2004.

On February 9, 2006, our Board of Directors declared a cash dividend of $0.25 per share of common stock, payable on March 13, 2006, to shareholders of record at the close of business on February 24, 2006. The payment of cash dividends in the future is dependent upon our financial condition, results of operations, capital requirements, alternative uses of capital and other factors. Also, we are subject to the restrictions on the payment of dividends contained in our amended and restated primary credit facility and in certain other contractual obligations. Under our amended and restated primary credit facility, payment of a quarterly dividend is permitted if at the time our Board of Directors declares such dividend, no default under our primary credit facility has occurred, is occurring or would occur as a result of such dividend.

As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capitalization — Common Stock Repurchase Program,” in November 2004, our Board of Directors approved a new common stock repurchase program which replaced the prior program. The current program permits the discretionary repurchase of up to 5,000,000 shares of our common stock through November 15, 2006. As of December 31, 2005, we had repurchased 490,900 shares of our outstanding common stock under this program. There were no shares repurchased under this program during the quarter ended December 31, 2005.

ITEM 6 — SELECTED FINANCIAL DATA

The following statement of operations, balance sheet and cash flow statement data were derived from our consolidated financial statements. Our consolidated financial statements for the years ended December 31, 2005, 2004, 2003 and 2002, have been audited by Ernst & Young LLP. Our consolidated financial statements for the year ended December 31, 2001, have been audited by Arthur Andersen LLP. The selected financial data below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the notes thereto included in this Report. For a discussion of the risks related to Arthur Andersen LLP’s audit of our financial statements, see Item 1A, “Risk Factors — Risks related to Arthur Andersen LLP.”

For the Year Ended December 31,	2005(1)	2004	2003	2002	2001(2)
	(In millions(3))

Statement of Operations Data:
Net sales	$17,089.2	$16,960.0	$15,746.7	$14,424.6	$13,624.7
Gross profit	736.0	1,402.1	1,346.4	1,260.3	1,034.8
Selling, general and administrative expenses	630.6	633.7	573.6	517.2	514.2
Goodwill impairment charges	1,012.8	—	—	—	—
Amortization of goodwill	—	—	—	—	90.2
Interest expense	183.2	165.5	186.6	210.5	254.7
Other expense, net(4)	38.0	38.6	51.8	52.1	78.3

Income (loss) before provision for income taxes, minority interests in consolidated subsidiaries, equity in net (income) loss of affiliates and cumulative effect of a change in accounting principle	(1,128.6)	564.3	534.4	480.5	97.4
Provision for income taxes	194.3	128.0	153.7	157.0	63.6
Minority interests in consolidated subsidiaries	7.2	16.7	8.8	13.3	11.5
Equity in net (income) loss of affiliates	51.4	(2.6)	(8.6)	(1.3)	(4.0)

Income (loss) before cumulative effect of a change in accounting principle	(1,381.5)	422.2	380.5	311.5	26.3
Cumulative effect of a change in accounting principle, net of tax(5)	—	—	—	298.5	—

Net income (loss)	$(1,381.5)	$422.2	$380.5	$13.0	$26.3

Basic net income (loss) per share	$(20.57)	$6.18	$5.71	$0.20	$0.41
Diluted net income (loss) per share(6)	$(20.57)	$5.77	$5.31	$0.29	$0.40
Weighted average shares outstanding — basic	67,166,668	68,278,858	66,689,757	65,365,218	63,977,391
Weighted average shares outstanding — diluted(6)	67,166,668	74,727,263	73,346,568	71,289,991	65,305,034
Dividends per share	$1.00	$0.80	$0.20	$—	$—

For the Year Ended December 31,	2005(1)	2004		2003		2002		2001(2)
	(In millions(3))

Balance Sheet Data:
Current assets	$3,846.4	$4,372.0		$3,375.4		$2,507.7		$2,366.8
Total assets	8,288.4	9,944.4		8,571.0		7,483.0		7,579.2
Current liabilities	4,106.7	4,647.9		3,582.1		3,045.2		3,182.8
Long-term debt	2,243.1	1,866.9		2,057.2		2,132.8		2,293.9
Stockholders’ equity	1,111.0	2,730.1		2,257.5		1,662.3		1,559.1
Statement of Cash Flows Data:
Cash flows from operating activities	$560.8	$675.9		$586.3		$545.1		$829.8
Cash flows from investing activities	(531.3)	(472.5)		(346.8)		(259.3)		(201.1)
Cash flows from financing activities	(347.0)	166.1		(158.6)		(295.8)		(645.5)
Capital expenditures	568.4	429.0		375.6		272.6		267.0
Other Data (unaudited):
Ratio of earnings to fixed charges(7)	—	3.7	x	3.4	x	3.0	x	1.3	x
Employees as of year end	115,113	110,083		111,022		114,694		113,577
North American content per vehicle(8)	$586	$588		$593		$579		$572
North American vehicle production(9)	15.8	15.7		15.9		16.4		15.5
European content per vehicle(10)	$347	$351		$310		$247		$233
European vehicle production(11)	18.9	18.9		18.2		18.1		18.3

(1)	Results include the effect of $1,012.8 million of goodwill impairment charges, $82.3 million of fixed asset impairment charges, $104.4 million of restructuring and related manufacturing inefficiency charges (including $15.1 million of fixed asset impairment charges), $39.2 of litigation-related charges, $46.7 million of charges related to the divestiture and/or capital restructuring of joint ventures, $300.3 million of tax charges, consisting of a U.S. deferred tax asset valuation allowance of $255.0 million and an increase in related tax reserves of $45.3 million, and a tax benefit related to a tax law change in Poland of $17.8 million.

(2)	Results include the effect of $149.2 million of restructuring and other charges, $90.2 million of goodwill amortization, $13.0 million of premium and write-off of deferred financing fees related to the prepayment of debt and a $15.0 million net loss on the sale of certain businesses and other non-recurring transactions.

(3)	Except per share data, weighted average shares outstanding, ratio of earnings to fixed charges, employees as of year end and content per vehicle information.

(4)	Includes state and local non-income related taxes, foreign exchange gains and losses, gains and losses on the sales of fixed assets and other miscellaneous income and expense.

(5)	The cumulative effect of a change in accounting principle results from goodwill impairment charges recorded in conjunction with the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

(6)	On December 15, 2004, we adopted the provisions of Emerging Issues Task Force (“EITF”) 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” Accordingly, diluted net income per share and weighted average shares outstanding — diluted have been restated to reflect the 4,813,056 shares issuable upon conversion of our outstanding zero-coupon convertible senior notes since the issuance date of February 14, 2002.

(7)	“Fixed charges” consist of interest on debt, amortization of deferred financing fees and that portion of rental expenses representative of interest. “Earnings” consist of income (loss) before provision for income taxes, minority interests in consolidated subsidiaries, equity in the undistributed net (income) loss of affiliates, fixed charges and cumulative effect of a change in accounting principle. Earnings in 2005 were insufficient to cover fixed charges by $1,123.3 million. Accordingly, such ratio is not presented.

(8)	“North American content per vehicle” is our net sales in North America divided by estimated total North American vehicle production. Content per vehicle data excludes business conducted through non-consolidated joint ventures. Content per vehicle data for 2004 has been updated to reflect actual production levels.

(9)	“North American vehicle production” includes car and light truck production in the United States, Canada and Mexico as provided by Ward’s Automotive. Production data for 2004 has been updated to reflect actual production levels.

(10)	“European content per vehicle” is our net sales in Europe divided by estimated total European vehicle production. Content per vehicle data excludes business conducted through non-consolidated joint ventures. Content per vehicle data for 2004 has been updated to reflect actual production levels.

(11)	“European vehicle production” includes car and light truck production in Austria, Belgium, Bosnia, Czech Republic, Finland, France, Germany, Hungary, Italy, Kazakhstan, Netherlands, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden, Turkey, Ukraine and United Kingdom as provided by J.D. Power and Associates. Production data for 2004 has been updated to reflect actual production levels.

ITEM 7 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We were incorporated in Delaware in 1987 and are one of the world’s largest automotive interior systems suppliers based on net sales. Our net sales have grown from $14.1 billion for the year ended December 31, 2000, to $17.1 billion for the year ended December 31, 2005. We supply every major automotive manufacturer in the world, including General Motors, Ford, DaimlerChrysler, BMW, PSA, Volkswagen, Fiat, Renault-Nissan, Hyundai, Mazda, Subaru and Toyota.

We supply automotive manufacturers with complete automotive seat systems, electrical distribution systems and various electronic products. We also supply automotive interior components and systems, including instrument panels and cockpit systems, headliners and overhead systems, door panels and flooring and acoustic systems.

In light of recent customer and market trends, we have been evaluating strategic alternatives with respect to our interior segment. On October 17, 2005, we entered into a framework agreement relating to a proposed joint venture relationship with WL Ross & Co. LLC and Franklin Mutual Advisers, LLC. We would hold a non-controlling interest in the new joint venture that would explore acquisition opportunities in the automotive interior components sector, including a possible acquisition of all or a portion of Collins & Aikman Corporation. The proposed joint venture would involve all or a portion of our interior segment, but not our seating or electronic and electrical segments. Establishment of the proposed joint venture is subject to the negotiation and execution of definitive agreements and other conditions. In the event that we fail to achieve resolution on various matters in such negotiations, we will continue to explore other strategic alternatives with respect to this segment. No assurances can be given that the proposed joint venture will be completed on the terms contemplated or at all.

Demand for our products is directly related to automotive vehicle production. Automotive sales and production can be affected by general economic or industry conditions, labor relations issues, regulatory requirements, trade agreements and other factors. Our operating results are also significantly impacted by what is referred to in this section as “vehicle platform mix”; that is, the overall commercial success of the vehicle platforms for which we supply particular products, as well as our relative profitability on these platforms. A significant loss of business with respect to any vehicle model for which we are a significant supplier, or a decrease in the production levels of any such models, could have a material adverse impact on our future operating results. In addition, our two largest customers, General Motors and Ford, accounted for approximately 44% of our net sales in 2005, excluding net sales to Saab, Volvo, Jaguar and Land Rover, which are affiliates of General Motors or Ford. The automotive operations of both General Motors and Ford experienced significant operating losses in 2005 and recently announced restructuring actions, which could have a material impact on our future operating results.

Automotive industry conditions in North America and Europe continue to be challenging. In North America, the industry is characterized by significant overcapacity, fierce competition and significant pension and healthcare liabilities for the domestic automakers. In Europe, the market structure is more fragmented with significant overcapacity. We expect these challenging industry conditions to continue in the foreseeable future. During 2005, the domestic automakers lowered production levels on several of our key platforms, particularly within the traditional sport utility vehicle market segment. In addition, many of our key platforms in North America and Europe underwent model changeovers or refreshenings in 2005. As a result, our vehicle platform mix had a material adverse impact on our operating results in 2005, and we experienced a significant increase in launch costs. Launch costs are expected to moderate in 2006.

In 2005, the market share of certain of our key customers in both North America and Europe declined. There remains considerable uncertainty regarding our customers’ production schedules in 2006. Historically, the majority of our sales have been derived from the U.S.-based automotive manufacturers in North America and, to a lesser extent, automotive manufacturers in Western Europe. As discussed below, our ability to increase sales in the future will depend, in part, on our ability to increase our penetration of Asian automotive manufacturers worldwide and leverage our existing North American and European customer base across all product lines. See Item 1A, “Risk Factors.”

Our customers require us to reduce costs and, at the same time, assume significant responsibility for the design, development and engineering of our products. Our profitability is largely dependent on our ability to achieve product cost reductions through manufacturing efficiencies, product design enhancement and supply chain management. We also seek to enhance our profitability by investing in technology, design capabilities and new product initiatives that respond to the needs of our customers and consumers. We continually evaluate alternatives to align our business with the changing needs of our customers and to lower the operating costs of our Company.

In the second quarter of 2005, we began to implement consolidation and census actions in order to address unfavorable industry conditions. These actions continued in the third and fourth quarters of 2005 and are part of a comprehensive restructuring strategy intended to (i) better align our manufacturing capacity with the changing needs of our customers, (ii) eliminate excess capacity and lower our operating costs and (iii) streamline our organizational structure and reposition our business for improved long-term profitability. In connection with the restructuring actions, we expect to incur pretax costs of approximately $250 million, although all aspects of the restructuring actions have not been finalized. The restructuring actions recently announced by General Motors and Ford may require certain restructuring actions on our part that could increase the overall cost of our restructuring.

Our material cost as a percentage of net sales increased to 68.3% in 2005 from 65.5% in 2004. A substantial portion of this increase was the result of less favorable vehicle platform mix and increases in certain raw material, energy and commodity costs, as well as net selling price reductions. Increases in certain raw material, energy and commodity costs (principally steel, resins and other oil-based commodities) had a material adverse impact on our operating results in 2005. These conditions worsened as a result of the Gulf Coast storms in the third quarter of 2005. Unfavorable industry conditions have also resulted in financial distress within our supply base and an increase in commercial disputes and the risk of supply disruption. We have developed and implemented strategies to mitigate or partially offset the impact of higher raw material, energy and commodity costs, which include aggressive cost reduction actions, the utilization of our cost technology optimization process, the selective in-sourcing of components where we have available capacity, the continued consolidation of our supply base and the acceleration of low-cost country sourcing and engineering. However, due to the magnitude and duration of the increased raw material, energy and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers, offset only a portion of the adverse impact. We expect that high raw material, energy and commodity costs will continue to have a material adverse impact on our operating results in the foreseeable future. See Item 1A, “Risk Factors — High raw material costs may continue to have a significant adverse impact on our profitability.”

In evaluating our financial condition and operating performance, we focus primarily on profitable sales growth and cash flows, as well as return on investment on a consolidated basis. In addition to maintaining and expanding our business with our existing customers in our more established markets, we have increased our emphasis on expanding our business in the Asian market (including sourcing activity in Asia) and with Asian automotive manufacturers worldwide. The Asian market presents growth opportunities, as automotive manufacturers expand production in this market to meet increasing demand. We currently have twelve joint ventures in China and several other joint ventures dedicated to serving Asian automotive manufacturers. We will continue to seek ways to expand our business in the Asian market and with Asian automotive manufacturers worldwide. In addition, we have improved our low-cost country manufacturing capabilities through expansion in Asia, Eastern Europe and Central America.

Our success in generating cash flow will depend, in part, on our ability to efficiently manage working capital. Working capital can be significantly impacted by the timing of cash flows from sales and purchases. In this regard, changes in certain customer payment terms had a one-time material adverse impact on our reported cash flows in 2005, but these changes are not expected to impact reported cash flows for full year 2006. Historically, we have been generally successful in aligning our vendor payment terms with our customer payment terms. However, our ability to continue to do so may be adversely impacted by the recent decline in our financial results and adverse industry conditions. In addition, our cash flow is also dependent on our ability to efficiently manage our capital spending. Capital spending, as well as expenditures for recoverable customer engineering and tooling, increased in 2005 as compared to prior years, primarily as a result of spending to support new program awards and investments in common seat architecture. Capital spending is expected to moderate in 2006.

We utilize return on investment as a measure of the efficiency with which assets are deployed to increase earnings. Improvements in our return on investment will depend on our ability to maintain an appropriate asset base for our business and to increase productivity and operating efficiency. The level of profitability and the return on investment of our interior segment is below that of our seating and electronic and electrical segments. Our interior segment continues to experience unfavorable operating results, primarily as a result of higher raw material costs, lower production volumes on key platforms, industry overcapacity, insufficient customer pricing and changes in certain customers’ sourcing strategies. In 2005, we evaluated the carrying value of goodwill within our interior segment for potential impairment and recorded goodwill impairment charges of approximately $1.0 billion. We also concluded that certain fixed assets within our interior segment were materially impaired and recorded fixed asset impairment charges of $82 million.

In 2005, we incurred costs of $104 million related to the restructuring actions described above, including $89 million of restructuring charges and $15 million of manufacturing inefficiencies. In addition, we recognized aggregate charges of $47 million related to the divestiture of an equity investment in a non-core business and the capital restructuring of two previously unconsolidated affiliates. In 2004, we incurred estimated costs of $48 million related to facility closures and other similar actions. For further information regarding to these items, see “— Restructuring” and Note 3, “Restructuring,” and Note 5, “Investments in Affiliates and Other Related Party Transactions,” to the consolidated financial statements included in this Report.

During 2005, operating losses generated in the United States resulted in an increase in the carrying value of our deferred tax assets. In light of our recent operating performance in the United States and current industry conditions, we assessed, based upon all available evidence, whether it was more likely than not that we would realize our U.S. deferred tax assets. We concluded that it was no longer more likely than not that we would realize our U.S. deferred tax assets. As a result, in the fourth quarter of 2005, we recorded a tax charge of $300 million comprised of (i) a full valuation allowance of $255 million and (ii) an increase in related tax reserves of $45 million. Although the tax charge did not result in current cash expenditures, it did negatively impact net income, assets and stockholders’ equity as of and for the year ended December 31, 2005. In the first quarter of 2005, we recorded a tax benefit of $18 million resulting from a tax law change in Poland. For further information related to income taxes, see Note 8, “Income Taxes,” to the consolidated financial statements included in this Report.

This section includes forward-looking statements that are subject to risks and uncertainties. For further information related to other factors that have had, or may in the future have, a significant impact on our business, consolidated financial position or results of operations, see Item 1A, “Risk Factors,” and “— Forward-Looking Statements.”

Results of Operations

A summary of our operating results in millions of dollars and as a percentage of net sales is shown below:

For the Year Ended December 31,	2005		2004		2003

Net sales
Seating	$11,035.0	64.6%	$11,314.6	66.7%	$10,743.8	68.2%
Interior	3,097.6	18.1	2,965.0	17.5	2,817.1	17.9
Electronic and electrical	2,956.6	17.3	2,680.4	15.8	2,185.8	13.9

Net sales	17,089.2	100.0	16,960.0	100.0	15,746.7	100.0
Gross profit	736.0	4.3	1,402.1	8.3	1,346.4	8.6
Selling, general and administrative expenses	630.6	3.7	633.7	3.7	573.6	3.6
Goodwill impairment charges	1,012.8	5.9	—	—	—	—
Interest expense	183.2	1.1	165.5	1.0	186.6	1.2
Other expense, net	38.0	0.2	38.6	0.2	51.8	0.3
Provision for income taxes	194.3	1.1	128.0	0.8	153.7	1.0
Equity in net (income) loss of affiliates	51.4	0.3	(2.6)	—	(8.6)	(0.1)
Net income (loss)	(1,381.5)	(8.1)	422.2	2.5	380.5	2.4

Year Ended December 31, 2005, Compared With Year Ended December 31, 2004

Net sales for the year ended December 31, 2005, were $17.1 billion as compared to $17.0 billion for the year ended December 31, 2004, an increase of 0.8%. The impact of new business, net foreign exchange rate fluctuations and the acquisition of Grote & Hartmann favorably impacted net sales by $1.6 billion, $151 million and $120 million, respectively. These increases were largely offset by less favorable vehicle platform mix, particularly in North America, which reduced net sales by $1.8 billion.

Gross profit and gross margin were $736 million and 4.3% in 2005, as compared to $1.4 billion and 8.3% in 2004. The declines in gross profit and gross margin were largely due to less favorable vehicle platform mix and net selling price reductions, which collectively reduced gross profit by $578 million. Gross profit also declined by $134 million as a result of fixed asset impairment charges and costs related to restructuring actions. The benefit from new business and our productivity initiatives and other efficiencies was largely offset by the net impact of higher raw material and commodity costs and inefficiencies associated with increased program launch activity.

Selling, general and administrative expenses, including research and development, were $631 million for the year ended December 31, 2005, as compared to $634 million for the year ended December 31, 2004. As a percentage of net sales, selling, general and administrative expenses were 3.7% in 2005 and 2004. The decrease in selling, general and administrative expenses during the period was primarily due to a decline in compensation-related expenses and our overall cost control initiatives, as well as a decrease in research and development expenses. These decreases were largely offset by increases in litigation-related charges.

Research and development costs incurred in connection with the development of new products and manufacturing methods, to the extent not recoverable from the customer, are charged to selling, general and administrative expenses as incurred. Such costs totaled $174 million in 2005 and $198 million in 2004. In certain situations, the reimbursement of pre-production engineering, research and design costs is contractually guaranteed by, and fully recoverable from, our customers and is therefore capitalized. For the years ended December 31, 2005 and 2004, we capitalized $227 million and $245 million, respectively, of such costs.

Interest expense was $183 million in 2005 as compared to $166 million in 2004, primarily due to an increase in short-term interest rates and the interest component of litigation-related charges, partially offset by the refinancing of our primary credit facility and a portion of our senior notes at lower interest rates and a decrease in interest expense related to our use of factoring and asset-backed securitization facilities.

Other expense, which includes state and local non-income related taxes, foreign exchange gains and losses, gains and losses on the sales of fixed assets and other miscellaneous income and expense, was $38 million in 2005 as compared to $39 million in 2004.

Equity in net loss of affiliates was $51 million for the year ended December 31, 2005, as compared to equity in net income of affiliates of $3 million for the year ended December 31, 2004. In 2005, we divested an equity investment in a non-core business, recognizing a charge of $17 million. In December 2005, we also recognized a loss of $30 million related to two previously unconsolidated affiliates as a result of capital restructurings, changes in the investors and amendments to the related operating agreements.

The provision for income taxes was $194 million, representing an effective tax rate of negative 16.4%, for the year ended December 31, 2005, as compared to $128 million, representing an effective tax rate of 23.3%, for the year ended December 31, 2004. The decrease in the effective tax rate is primarily the result of the impact of the goodwill impairment charges for which no tax benefit was provided as this goodwill is nondeductible for tax purposes, as well as the tax charge related to our decision to provide a full valuation allowance with respect to our net U.S. deferred tax assets in the fourth quarter of 2005. No tax benefit was provided on the portion of the restructuring and litigation-related charges that were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. These items were partially offset by a one-time benefit of $18 million in the first quarter of 2005 resulting from a tax law change in Poland.

Net loss in 2005 was $1.4 billion, or $20.57 per diluted share, as compared to net income of $422 million, or $5.77 per diluted share, in 2004, reflecting the goodwill impairment charges of $1.0 billion and the other factors described above. For further information related to our goodwill impairment charges, see Note 2, “Summary of Significant Account Policies,” to the consolidated financial statements included in this Report.

Reportable Operating Segments

The financial information presented below is for our three reportable operating segments for the periods presented. These segments are: seating, which includes seat systems and the components thereof; interior, which includes instrument panels and cockpit systems, headliners and overhead systems, door panels, flooring and acoustic systems and other interior products; and electronic and electrical, which includes electronic products and electrical distribution systems, primarily wire harnesses and junction boxes; interior control and entertainment systems; and wireless systems. Financial measures regarding each segment’s income (loss) before goodwill impairment charges, interest, other expense, provision for income taxes, minority interests in consolidated subsidiaries and equity in net (income) loss of affiliates (“segment earnings”) and segment earnings divided by net sales (“margin”) are not measures of performance under accounting principles generally accepted in the United States (“GAAP”). Such measures are presented because we evaluate the performance of our reportable operating segments, in part, based on income (loss) before goodwill impairment charges, interest, other expense and income taxes and the related margin. Segment earnings should not be considered in isolation or as a substitute for net income (loss), net cash provided by operating activities or other income statement or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, segment earnings, as we determine it, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated income before goodwill impairment charges, interest, other expense, provision for income taxes, minority interests in consolidated subsidiaries and equity in net (income) loss of affiliates to income (loss) before provision for income taxes, minority interests in consolidated subsidiaries and equity in net (income) loss of affiliates, see Note 11, “Segment Reporting,” to the consolidated financial statements included in this Report.

Seating —

A summary of the financial measures for our seating segment is shown below (dollar amounts in millions):

For the Year Ended December 31,	2005	2004

Net sales	$11,035.0	$11,314.6
Segment earnings(1)	323.3	682.1
Margin	2.9%	6.0%

(1)	See definition above.

Seating net sales were $11.0 billion for the year ended December 31, 2005, as compared to $11.3 billion for the year ended December 31, 2004, a decrease of $280 million or 2.5%. Less favorable vehicle platform mix and changes in production volumes, particularly in North America, reduced net sales by $1.4 billion. This decrease was partially offset by the impact of new business and net foreign exchange rate fluctuations, which improved net sales by $927 million and $145 million, respectively. Segment earnings and the related margin on net sales were $323 million and 2.9% in 2005 as compared to $682 million and 6.0% in 2004. The declines in segment earnings and the related margin were largely due to less favorable vehicle platform mix and changes in production volumes, which, collectively with the favorable impact of new business, negatively impacted segment earnings by $246 million. Segment earnings and the related margin were also negatively affected by the gross impact of higher raw material and commodity costs. The benefit from our productivity initiatives and other efficiencies was partially offset by the effect of net selling price reductions, inefficiencies associated with increased program launch activity and increases in litigation-related charges. In 2005, we also incurred costs related to our restructuring actions of $33 million. In 2004, we incurred estimated costs related to facility closures and other similar actions in the seating segment of $32 million.

Interior —

A summary of the financial measures for our interior segment is shown below (dollar amounts in millions):

For the Year Ended December 31,	2005	2004

Net sales	$3,097.6	$2,965.0
Segment earnings(1)	(191.1)	85.1
Margin	(6.2)%	2.9%

(1)	See definition above.

Interior net sales were $3.1 billion for the year ended December 31, 2005, as compared to $3.0 billion for the year ended December 31, 2004, an increase of $133 million or 4.5%. The impact of new business improved net sales by $448 million. This increase was partially offset by less favorable vehicle platform mix and changes in production volumes, particularly in North America, which reduced net sales by $292 million. Segment earnings and the related margin on net sales were ($191) million and (6.2)% in 2005 as compared to $85 million and 2.9% in 2004. The declines in segment earnings and the related margin were largely due to the gross impact of higher raw material and commodity costs of approximately $110 million, which was partially offset by the benefit of productivity and cost reduction initiatives. Less favorable vehicle platform mix and changes in production volumes, collectively with the favorable impact of new business, reduced segment earnings by $107 million. Segment earnings and the related margin were also negatively affected by inefficiencies associated with program launch activity. In 2005, we also incurred fixed asset impairment charges and costs related to our restructuring actions of $114 million. In 2004, we incurred estimated costs related to facility closures and other similar actions in the interior segment of $4 million.

Electronic and Electrical —

A summary of the financial measures for our electronic and electrical segment is shown below (dollar amounts in millions):

For the Year Ended December 31,	2005	2004

Net sales	$2,956.6	$2,680.4
Segment earnings(1)	180.0	210.9
Margin	6.1%	7.9%

(1)	See definition above.

Electronic and electrical net sales were $3.0 billion for the year ended December 31, 2005, as compared to $2.7 billion for the year ended December 31, 2004, an increase of $276 million or 10.3%. The impact of new business, net of selling price reductions, and the acquisition of Grote & Hartmann improved net sales by $139 million and $120 million, respectively. Segment earnings and the related margin on net sales were $180 million and 6.1% in 2005 as compared to $211 million and 7.9% in 2004. In 2005, we incurred costs related to our restructuring actions of $39 million. In 2004, we incurred estimated costs related to facility closures and other similar actions in the electronic and electrical segment of $12 million. The effect of net selling price reductions and inefficiencies associated with increased program launch activity was largely offset by the benefit from our productivity initiatives and other efficiencies. The acquisition of Grote & Hartmann favorably impacted segment earnings by $8 million.

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

Gross profit and gross margin were $1,402 million and 8.3% in 2004, as compared to $1,346 million and 8.6% in 2003. The benefit from our productivity initiatives and other efficiencies and the impact of new business contributed $421 million and $90 million, respectively, to the increase in gross profit. Gross profit also benefited from the impact of net foreign exchange rate fluctuations and our acquisition of Grote & Hartmann. Gross profit was negatively affected by the net impact of customer and supplier commercial settlements, including selling price reductions, which, collectively with the impact of vehicle platform mix, reduced gross profit by $444 million. Gross profit was also negatively impacted by higher raw material and commodity costs, including increased steel and resin prices.

Selling, general and administrative expenses, including research and development, were $634 million for the year ended December 31, 2004, as compared to $574 million for the year ended December 31, 2003. As a percentage of net sales, selling, general and administrative expenses were 3.7% in 2004 and 3.6% in 2003. Our incremental investment in Asian infrastructure and new programs, net foreign exchange rate fluctuations and the impact of our acquisition of Grote & Hartmann contributed $24 million, $22 million and $20 million, respectively, to the increase in selling, general and administrative expenses.

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

Reportable Operating Segments

The financial information presented below is for our three reportable operating segments for the periods presented. These segments are: seating, which includes seat systems and the components thereof; interior, which includes instrument panels and cockpit systems, headliners and overhead systems, door panels, flooring and acoustic systems and other interior products; and electronic and electrical, which includes electronic products and electrical distribution systems, primarily wire harnesses and junction boxes; interior control and entertainment systems; and wireless systems. Financial measures regarding each segment’s income before interest, other expense, provision for income taxes, minority interests in consolidated subsidiaries and equity in net (income) loss of affiliates (“segment earnings”) and segment earnings divided by net sales (“margin”) are not measures of performance under accounting principles generally accepted in the United States (“GAAP”). Such measures are presented because we evaluate the performance of our reportable operating segments, in part, based on income before interest, other expense and income taxes and the related margin. Segment earnings should not be considered in isolation or as a substitute for net income, net cash provided by operating activities or other income statement or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, segment earnings, as we determine it, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated income before interest, other expense, provision for income taxes, minority interests in consolidated subsidiaries and equity in net (income) loss of affiliates to income before provision for income taxes, minority interests in consolidated subsidiaries and equity in net (income) loss of affiliates, see Note 11, “Segment Reporting,” to the consolidated financial statements included in this Report.

Seating —

A summary of the financial measures for our seating segment is shown below (dollar amounts in millions):

For the Year Ended December 31,	2004	2003

Net sales	$11,314.6	$10,743.8
Segment earnings(1)	682.1	696.7
Margin	6.0%	6.5%

(1)	See definition above.

Net sales were $11.3 billion for the year ended December 31, 2004, as compared to $10.7 billion for the year ended December 31, 2003, an increase of $571 million or 5.3%. New business, net of selling price reductions, net foreign exchange rate fluctuations and the impact of a seating acquisition in Korea favorably impacted net sales by $504 million, $528 million and $66 million, respectively. These increases were partially offset by the impact of vehicle production volume and platform mix, which reduced net sales by $527 million. Segment earnings and the related margin on net sales were $682 million and 6.0% in 2004 as compared to $697 million and 6.5% in 2003. Segment earnings and the related margin benefited from the impact of our productivity initiatives and other efficiencies, net of higher raw material and commodity costs, which contributed $161 million. This increase was more than offset by the impact of selling price reductions and changes in vehicle production volume and platform mix.

Interior —

A summary of the financial measures for our interior segment is shown below (dollar amounts in millions):

For the Year Ended December 31,	2004	2003

Net sales	$2,965.0	$2,817.1
Segment earnings(1)	85.1	104.0
Margin	2.9%	3.7%

(1)	See definition above.

Net sales were $3.0 billion for the year ended December 31, 2004, as compared to $2.8 billion for the year ended December 31, 2003, an increase of $148 million or 5.3%. New business, net of selling price reductions, and net foreign exchange rate fluctuations favorably impacted net sales by $206 million and $93 million, respectively. These increases were partially offset by the impact of vehicle production volume and platform mix, as well as our divestitures, which decreased net sales by $108 million and $42 million, respectively. Segment earnings and the related margin on net sales were $85 million and 2.9% in 2004 as compared to $104 million and 3.7% in 2003. Segment earnings and the related margin benefited from our productivity initiatives and other efficiencies, net of higher raw material and commodity costs, which contributed $106 million. This increase was more than offset by the impact of selling price reductions and changes in vehicle production volume and platform mix.

Electronic and Electrical —

A summary of the financial measures for our electronic and electrical segment is shown below (dollar amounts in millions):

For the Year Ended December 31,	2004	2003

Net sales	$2,680.4	$2,185.8
Segment earnings(1)	210.9	200.2
Margin	7.9%	9.2%

(1)	See definition above.

Net sales were $2.7 billion for the year ended December 31, 2004, as compared to $2.2 billion for the year ended December 31, 2003, an increase of $495 million or 22.6%. New business, net of selling price reductions, the impact of our acquisition of Grote & Hartmann and net foreign exchange rate fluctuations favorably impacted net sales by $300 million, $130 million and $134 million, respectively. These increases were partially offset by the impact of vehicle production volume and platform mix, which decreased net sales by $88 million. Segment earnings and the related margin on net sales were $211 million and 7.9% in 2004 as compared to $200 million and 9.2% in 2003. Segment earnings benefited from our productivity initiatives and other efficiencies, which contributed $21 million. The increase was largely offset by the impact of selling price reductions, net of the impact of new business. The decline in the related margin on net sales was primarily due to the impact of selling price reductions and the integration of our acquisition of Grote & Hartmann, partially offset by the benefit of our productivity initiatives and other efficiencies.

Restructuring

2005

In order to address unfavorable industry conditions, we began to implement consolidation and census actions in the second quarter of 2005. These actions are part of a comprehensive restructuring strategy intended to (i) better align our manufacturing capacity with the changing needs of our customers, (ii) eliminate excess capacity and lower our operating costs and (iii) streamline our organizational structure and reposition our business for improved long-term profitability.

In connection with the restructuring actions, we expect to incur pre-tax costs of approximately $250 million, although all aspects of the restructuring actions have not been finalized. Such costs will include employee termination benefits, asset impairment charges and contract termination costs, as well as other incremental costs resulting from the restructuring actions. These incremental restructuring costs will principally include equipment and personnel relocation costs. We also expect to incur incremental manufacturing inefficiency costs at the operating locations impacted by the restructuring actions during the related restructuring implementation period. Restructuring costs will be recognized in our consolidated financial statements in accordance with accounting principles generally accepted in the United States. Generally, charges will be recorded as elements of the restructuring strategy are finalized. Actual costs recorded in our consolidated financial statements may vary from current estimates.

In connection with our restructuring actions, we recorded restructuring and related manufacturing inefficiency charges of $104 million in 2005, including $100 million recorded as cost of sales and $6 million recorded as selling, general and administrative expenses. The remaining amounts include a gain on the sale of a facility, which is recorded as other expense, net. These charges resulted in cash expenditures of $67 million in 2005. The 2005 charges consist of employee termination benefits of $57 million for 643 salaried and 3,720 hourly employees, asset impairment charges of $15 million and contract termination costs of $13 million, as well as other costs of $4 million. We also estimate that we incurred approximately $15 million in manufacturing inefficiency costs during this period as a result of the restructuring. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations. Asset impairment charges relate to the disposal of buildings, leasehold improvements and machinery and equipment with carrying values of $15 million in excess of related estimated fair values. Contract termination costs include lease cancellation costs of $3 million, which are expected to be paid through 2006, the repayment of various government-sponsored grants of $5 million, the termination of joint venture, subcontractor and other relationships of $3 million and pension and other postretirement benefit plan curtailments of $2 million.

2004 and 2003

In December 2003, we initiated actions affecting two of our U.S. seating facilities. As a result of these actions, we recorded charges of $26 million and $8 million in 2003 and 2004, respectively, for employee termination benefits and asset impairments. These actions were completed in the second quarter of 2004. In 2004, we also incurred $40 million in estimated costs related to additional facility consolidations and closures and census reductions.

Acquisition

On July 5, 2004, we completed the acquisition of the parent of GHW Grote & Hartmann GmbH (“Grote & Hartmann”) for consideration of $160 million, including assumed debt of $86 million, subject to adjustment. This amount excludes the cost of integration, as well as other internal costs related to the transaction which were expensed as incurred. Grote & Hartmann was based in Wuppertal, Germany, and manufactured terminals and connectors, as well as junction boxes, primarily for the automotive industry.

The Grote & Hartmann acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed are included in the consolidated balance sheets as of December 31, 2005 and 2004. The operating results of Grote & Hartmann are included in the consolidated financial statements since the date of acquisition.

Liquidity and Financial Condition

Our primary liquidity needs are to fund capital expenditures, service indebtedness and support working capital requirements. In addition, approximately 90% of the costs associated with our current restructuring strategy are expected to require cash expenditures. Our principal sources of liquidity are cash flows from operating activities and borrowings under available credit facilities. A substantial portion of our operating income is generated by our subsidiaries. As a result, we are dependent on the earnings and cash flows of and the combination of dividends, distributions and advances from our subsidiaries to provide the funds necessary to meet our obligations. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear. For further information regarding potential dividends from our non-U.S. subsidiaries, see Note 8, “Income Taxes,” to the consolidated financial statements included in this Report.

Cash Flows

Net cash provided by operating activities was $561 million in 2005 as compared to $676 million in 2004. Net income (loss), excluding impairment charges, deferred tax provision (benefit) and equity in net (income) loss of affiliates, declined by $607 million between years. This decrease was largely offset by the net change in sold accounts receivable, which resulted in a $482 million increase in operating cash flows between the periods. Increases in accounts receivable and accounts payable were a use of $250 million and a source of $298 million of cash, respectively, in 2005, reflecting the timing of payments received from our customers and made to our suppliers.

Net cash used in investing activities was $531 million in 2005 as compared to $473 million in 2004. Capital spending was $568 million in 2005 as compared to $429 million in 2004. This increase was primarily a result of spending to support new program awards and investments in common seat architecture. The increase in net cash used in investing activities was partially offset by cash paid related to the acquisition of Grote & Hartmann in 2004. In 2006, capital spending is forecasted to be approximately $400 million.

Our financing activities were a use of $347 million of cash in 2005 as compared to a source of $166 million of cash in 2004, primarily as a result of the repayment of $600 million aggregate principal amount of 7.96% senior notes in 2005.

Capitalization

In addition to cash provided by operating activities, we utilize a combination of our amended and restated primary credit facility and long-term notes to fund our capital expenditures and working capital requirements. For the years ended December 31, 2005 and 2004, our average outstanding long-term debt balance, as of the end of each fiscal quarter, was $2.3 billion and $2.2 billion, respectively. The weighted average long-term interest rate, including rates under our committed credit facility and the effect of hedging activities, was 6.5% and 6.3% for the respective periods.

We utilize uncommitted lines of credit as needed for our short-term working capital fluctuations. For the years ended December 31, 2005 and 2004, our average outstanding unsecured short-term debt balance, as of the end of each fiscal quarter, was $38 million and $19 million, respectively. The weighted average interest rate was 3.7% and 2.8% for the respective periods. The availability of uncommitted lines of credit may be affected by our financial performance, credit ratings and other factors. Uncommitted lines of credit available from banks decreased by approximately $105 million from December 31, 2004, to December 31, 2005. See also “— Off-Balance Sheet Arrangements” and “— Accounts Receivable Factoring.”

Amended and Restated Primary Credit Facility

On March 23, 2005, we entered into a $1.7 billion credit and guarantee agreement (the “primary credit facility”), which provides for maximum revolving borrowing commitments of $1.7 billion and matures on March 23, 2010. The primary credit facility replaced our existing $1.7 billion amended and restated credit facility, which was due to mature on March 26, 2006. On August 3, 2005, the primary credit facility was amended to (i) revise the leverage ratio covenant for the third quarter of 2005 through the first quarter of 2006, (ii) obtain the consent of the lenders to permit us to enter into a new 18-month term loan facility (the “term loan facility”) with a principal amount of up to $400 million and (iii) provide for the pledge of the capital stock of certain of our material subsidiaries to secure our obligations under the primary credit facility and the term loan facility. On August 11, 2005, we entered into an amended and restated credit and guarantee agreement (the “amended and restated primary credit facility”). The amended and restated primary credit facility effectively combined our existing primary credit facility, as amended, with the new $400 million term loan facility with a maturity date of February 11, 2007. The amended and restated primary credit facility provides for multicurrency revolving borrowings in a maximum aggregate amount of $750 million, Canadian revolving borrowings in a maximum aggregate amount of $200 million and swing-line revolving borrowings in a maximum aggregate amount of $300 million, the commitments for which are part of the aggregate revolving credit facility commitment. As of December 31, 2005, we had $400 million in borrowings outstanding under the amended and restated primary credit facility, all of which were outstanding under our term loan facility, as well as $97 million committed under outstanding letters of credit.

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

Subsidiary Guarantees —

Our obligations under the amended and restated primary credit facility are guaranteed, on a joint and several basis, by certain of our subsidiaries, which are primarily domestic subsidiaries and all of which are directly or indirectly 100% owned by us. In addition, our obligations under the amended and restated primary credit facility are secured by the pledge of all or a portion of the capital stock of certain of our significant subsidiaries.

Covenants —

The amended and restated primary credit facility contains operating and financial covenants that, among other things, could limit our ability to obtain additional sources of capital. The principal financial covenants require that we maintain a leverage ratio of not more than 3.75 to 1 as of December 31, 2005, 3.50 to 1 as of April 1, 2006 and 3.25 to 1 as of the end of each quarter thereafter and an interest coverage ratio of not less than 3.5 to 1 as of the end of each quarter. These ratios are calculated on a trailing four quarter basis. The leverage and interest coverage ratios, as well as the related components of their computation, are defined in the amended and restated primary credit facility. The leverage ratio is calculated as the ratio of consolidated indebtedness (which is net of cash and excludes transactions related to our asset-backed securitization and factoring facilities) to consolidated operating profit (which excludes, among other things, certain impairments and certain restructurings, as discussed more fully in the amended and restated primary credit facility). The interest coverage ratio is calculated as the ratio of consolidated operating profit to consolidated interest expense. As of December 31, 2005, we were in compliance with all covenants and other requirements set forth in our amended and restated primary credit facility. Our leverage and interest coverage ratios were 2.7 to 1 and 4.2 to 1, respectively. The amended and restated primary credit facility does not require accelerated repayment in the event of a decline in our credit ratings (see “— Credit Ratings”).

For further information related to our amended and restated primary credit facility described above, including the operating and financial covenants to which we are subject and related definitions, see Note 7, “Long-Term Debt,” to the consolidated financial statements included in this Report and the agreement governing our amended and restated primary credit facility, which has been incorporated by reference as an exhibit to this Report.

Senior Notes

As of December 31, 2005, we had $1.8 billion of senior notes outstanding, consisting primarily of $399 million aggregate principal amount of senior notes due 2014, $300 million accreted value of zero-coupon convertible senior notes due 2022, Euro 250 million (approximately $296 million based on the exchange rate in effect as of December 31, 2005) aggregate principal amount of senior notes due 2008 and $800 million aggregate principal amount of senior notes due 2009. We repaid the $600 million senior notes due May 2005 at maturity with excess cash and borrowings under the primary credit facility.

In August 2004, we issued $400 million aggregate principal amount of unsecured 5.75% senior notes, which mature in 2014, yielding gross proceeds of $399 million. The notes are unsecured and rank equally with our other unsecured senior indebtedness, including our other senior notes. The proceeds from these notes were ultimately utilized to refinance a portion of the $600 million senior notes due May 2005. In April 2005, we completed an exchange offer of the 2014 Notes for substantially identical notes registered under the Securities Act of 1933, as amended.

Zero-Coupon Convertible Senior Notes —

In February 2002, we issued $640 million aggregate principal amount at maturity of zero-coupon convertible senior notes due 2022, yielding gross proceeds of $250 million. The notes are unsecured and rank equally with our other unsecured senior indebtedness, including our other senior notes. Each note of $1,000 principal amount at maturity was issued at a price of $391.06, representing a yield to maturity of 4.75%. Holders of the notes may convert their notes at any time on or before the maturity date at a conversion rate, subject to adjustment, of 7.5204 shares of our common stock per note, provided that the average per share price of our common stock for the 20 trading days immediately prior to the conversion date is at least a specified percentage, beginning at 120% upon issuance and declining 1/2% each year thereafter to 110% at maturity, of the accreted value of the note, divided by the conversion rate (the “Contingent Conversion Trigger”). The average per share price of our common stock for the 20 trading days immediately prior to December 31, 2005, was $28.01. As of December 31, 2005, the Contingent Conversion Trigger was $73.87. The notes are also convertible (1) if the long-term credit rating assigned to the notes by either Moody’s Investors Service or Standard & Poor’s Ratings Services is reduced below Ba3 or BB−, respectively, or either ratings agency withdraws its long-term credit rating assigned to the notes, (2) if we call the notes for redemption or (3) upon the occurrence of specified other events.

We have an option to redeem all or a portion of the notes for cash at their accreted value at any time on or after February 20, 2007. Should we exercise this option, holders of the notes could exercise their option to convert the notes into our common stock at the conversion rate, subject to adjustment, of 7.5204 shares per note. Holders may require us to purchase their notes on each of February 20, 2007, 2012 and 2017, as well as upon the occurrence of a fundamental change (as defined in the indenture governing the notes), at their accreted value on such dates. On August 26, 2004, we amended our outstanding zero-coupon convertible senior notes to require the settlement of any repurchase obligation with respect to the notes for cash only.

Subsidiary Guarantees —

Our obligations under the senior notes are guaranteed by the same subsidiaries that guarantee our obligations under the amended and restated primary credit facility. In the event that any such subsidiary ceases to be a guarantor under the amended and restated primary credit facility, such subsidiary will be released as a guarantor of the senior notes. Our obligations under the senior notes are not secured by the pledge of the capital stock of any of our subsidiaries.

Covenants —

Our senior notes contain covenants limiting our ability to incur liens and to enter into sale and leaseback transactions and limiting our ability to consolidate with, to merge with or into or to sell or otherwise dispose of all or substantially all of our assets to any person. As of December 31, 2005, we were in compliance with all covenants and other requirements set forth in our senior notes.

For further information related to our senior notes described above, see Note 7, “Long-Term Debt,” to the consolidated financial statements included in this Report and the indentures governing our senior notes, which have been incorporated by reference as exhibits to this Report.

Contractual Obligations

Our scheduled maturities of long-term debt, including capital lease obligations, our scheduled interest payments on our outstanding debt and our lease commitments under non-cancelable operating leases as of December 31, 2005, are shown below (in millions):

	2006	2007		2008	2009	2010	Thereafter	Total

Long-term debt maturities	$9.4	$722.0	(1)	$300.4	$799.8	$2.8	$418.1	$2,252.5
Interest payments on our outstanding debt	111.9	111.9		99.9	55.4	23.0	92.0	494.1
Lease commitments	113.5	68.7		58.4	51.0	43.4	49.7	384.7

Total	$234.8	$902.6		$458.7	$906.2	$69.2	$559.8	$3,131.3

(1)	Our zero-coupon convertible senior notes are reflected in the contractual obligations table above at their book value of $300 million as of December 31, 2005. Their accreted value as of February 20, 2007 (the first date at which holders may require us to purchase their notes) will be $317 million.

Borrowings under our amended and restated primary credit facility bear interest at variable rates, and we utilize interest rate swap agreements to convert certain fixed rate obligations to variable rate. Therefore, an increase in interest rates would reduce our profitability. See “— Market Risk Sensitivity.”

In addition to the obligations set forth above, we have capital requirements with respect to new programs. We enter into agreements with our customers to produce products at the beginning of a vehicle’s life. Although such agreements do not provide for minimum quantities, once we enter into such agreements, we are generally required to fulfill our customers’ purchasing requirements for the entire production life of the vehicle. Prior to being formally awarded a program, we typically work closely with our customers in the early stages of designing and engineering a vehicle’s interior systems. Failure to complete the design and engineering work related to a vehicle’s interior systems, or to fulfill a customer’s contract, could adversely affect our business.

We also enter into agreements with suppliers to assist us in meeting our customers’ production needs. These agreements vary as to duration and quantity commitments. Historically, most have been short-term agreements not providing for minimum purchases or are requirements-based contracts.

We also have minimum funding requirements with respect to our pension obligations. We expect to contribute approximately $65 million to our domestic and foreign pension plans in 2006 as compared to $49 million in 2005. Our minimum funding requirements after 2006 will depend on several factors, including the investment performance of our retirement plans and prevailing interest rates. Our funding obligations may also be affected by changes in applicable legal requirements. We also have payments due with respect to our postretirement benefit obligations. We do not fund our postretirement benefit obligations. Rather, payments are made as costs are incurred by covered retirees. We expect benefit payments to be approximately $9 million in 2006 as compared to $8 million in 2005. For further information related to our pension and other postretirement benefit plans, see “— Other Matters — Pension and Other Postretirement Benefit Plans” and Note 9, “Pension and Other Postretirement Benefit Plans,” to the consolidated financial statements included in this Report.

Off-Balance Sheet Arrangements

Asset-Backed Securitization Facility — We have in place an asset-backed securitization facility (the “ABS facility”), which provides for maximum purchases of adjusted accounts receivable of $150 million as of December 31, 2005. As of December 31, 2005, accounts receivable in an aggregate amount of $150 million were sold under this facility. Although we utilized the ABS facility throughout 2004, as of December 31, 2004, there were no accounts receivable sold under this facility. The level of funding utilized under this facility is based on the credit ratings of our major customers, the level of aggregate accounts receivable in a specific month and our funding requirements. Should our major customers experience further reductions in their credit ratings, we may be unable to utilize the ABS facility in the future. Should this occur, we would intend to utilize our amended and restated primary credit facility to replace the funding currently provided by the ABS facility. In October 2005, the ABS facility was amended to extend the termination date from November 2005 to October 2006. No assurances can be given that the ABS facility will be extended upon its maturity. For further information related to the ABS facility, see Note 12, “Financial Instruments,” to the consolidated financial statements included in this Report.

Guarantees and Commitments — We guarantee the residual value of certain of our leased assets. As of December 31, 2005, these guarantees totaled $27 million. In addition, we guarantee 39% of certain of the debt of Total Interior Systems — America, LLC, 40% of certain of the debt of Beijing Lear Dymos Automotive Seating and Interior Co., Ltd. and 60% of certain of the debt of Honduras Electrical Distribution Systems S. de R.L. de C.V. The percentages of debt guaranteed of these entities are based on our ownership percentages. As of December 31, 2005, the aggregate amount of debt guaranteed was approximately $29 million.

Accounts Receivable Factoring

Certain of our European and Asian subsidiaries periodically factor their accounts receivable with financial institutions. Such receivables are factored without recourse to us and are excluded from accounts receivable in our consolidated balance sheets. As of December 31, 2005, the amount of factored receivables was $256 million. As of December 31, 2004, there were no factored accounts receivable. We cannot provide any assurances that these factoring facilities will be available or utilized in the future.

Credit Ratings

The credit ratings below are not recommendations to buy, sell or hold our securities and are subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

The credit ratings of our senior unsecured debt as of the date of this Report are shown below. The ratings of Standard & Poor’s Rating Services and Fitch Ratings are one level below investment grade. The rating of Moody’s Investors Service is two levels below investment grade.

	Standard & Poor’s	Moody’s	Fitch
	Ratings Services	Investors Service	Ratings

Credit rating of senior unsecured debt	BB+	Ba2	BB+
Ratings outlook	Negative	Negative	Negative

Dividends

See Item 5, “Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

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

In November 2004, our Board of Directors approved a new common stock repurchase program which permits the discretionary repurchase of up to 5,000,000 shares of our common stock through November 15, 2006, as disclosed in our Current Report on Form 8-K dated November 11, 2004. This stock repurchase program replaced the program described above. In 2005, we repurchased 490,900 shares of our outstanding common stock at an average purchase price of $51.72 per share, excluding commissions of $0.03 per share, under this program. In 2004, there were no shares of our common stock repurchased under this program. As of December 31, 2005, 4,509,100 shares of common stock were available for repurchase under the common stock repurchase program. The extent to which we will repurchase our common stock and the timing of such repurchases will depend upon prevailing market conditions, alternative uses of capital and other factors. See “— Forward-Looking Statements.”

Adequacy of Liquidity Sources

We believe that cash flows from operations and available credit facilities will be sufficient to meet our liquidity needs, including capital expenditures and anticipated working capital requirements, for the foreseeable future. Certain of our debt will mature in the first quarter of 2007, and we are currently exploring refinancing alternatives. Our cash flows from operations, borrowing availability and overall liquidity are subject to risks and uncertainties. See Item 1A, “Risk Factors,” “— Executive Overview” and “— Forward-Looking Statements.”

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

Our most significant foreign currency transactional exposures relate to the Mexican peso, the Canadian dollar and the Euro. We have performed a quantitative analysis of our overall currency rate exposure as of December 31, 2005. The potential earnings benefit related to net transactional exposures from a hypothetical 10% strengthening of the U.S. dollar relative to all other currencies for 2006 is approximately $16 million. The potential earnings benefit related to net transactional exposures from a similar strengthening of the Euro relative to all other currencies for 2006 is approximately $2 million.

As of December 31, 2005, foreign exchange contracts representing $2.0 billion of notional amount were outstanding with maturities of less than twelve months. As of December 31, 2005, the fair market value of these contracts was approximately $0 million. A 10% change in the value of the U.S. dollar relative to all other currencies would result in a $34 million change in the aggregate fair market value of these contracts. A 10% change in the value of the Euro relative to all other currencies would result in a $44 million change in the aggregate fair market value of these contracts.

There are certain shortcomings inherent in the sensitivity analysis presented. The analysis assumes that all currencies would uniformly strengthen or weaken relative to the U.S. dollar or Euro. In reality, some currencies may strengthen while others may weaken, causing the earnings impact to increase or decrease depending on the currency and the direction of the rate movement.

In addition to the transactional exposure described above, our operating results are impacted by the translation of our foreign operating income into U.S. dollars (“translation exposure”). In 2005, net sales outside of the United States accounted for 63% of our consolidated net sales. We do not enter into foreign exchange contracts to mitigate this exposure.

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

We have performed a quantitative analysis of our overall interest rate exposure as of December 31, 2005. This analysis assumes an instantaneous 100 basis point parallel shift in interest rates at all points of the yield curve. The potential adverse earnings impact from this hypothetical increase for 2006 is approximately $12 million.

As of December 31, 2005, interest rate swap contracts representing $600 million of notional amount were outstanding with maturity dates of September 2007 through May 2009. Of these outstanding contracts, $300 million are designated as fair value hedges and modify the fixed rate characteristics of our outstanding 8.11% senior notes due May 2009. The remaining $300 million are designated as cash flow hedges and modify the variable rate characteristics of our variable rate debt instruments. The fair market value of all outstanding interest rate swap contracts is subject to changes in value due to changes in interest rates. As of December 31, 2005, the fair market value of these contracts was approximately negative $10 million. A 100 basis point parallel shift in interest rates would result in a $6 million change in the aggregate fair market value of these contracts.

Commodity Prices

We have commodity price risk with respect to purchases of certain raw materials, including steel, leather, resins, chemicals and diesel fuel. In limited circumstances, we have used financial instruments to mitigate this risk.

Increases in certain raw material, energy and commodity costs (principally steel, resins and other oil-based commodities) had a material adverse impact on our operating results in 2005. These conditions worsened as a result of the Gulf Coast storms in the third quarter of 2005. Unfavorable industry conditions have also resulted in financial distress within our supply base and an increase in commercial disputes and the risk of supply disruption. We have developed and implemented strategies to mitigate or partially offset the impact of higher raw material, energy and commodity costs, which include aggressive cost reduction actions, the utilization of our cost technology optimization process, the selective in-sourcing of components where we have available capacity, the continued consolidation of our supply base and the acceleration of low-cost country sourcing and engineering. However, due to the magnitude and duration of the increased raw material, energy and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers, offset only a portion of the adverse impact. We expect that high raw material, energy and commodity costs will continue to have a material adverse impact on our operating results in the foreseeable future. See Item 1A, “Risk Factors — High raw material costs may continue to have a significant adverse impact on our profitability,” and “— Forward-Looking Statements.”

For further information related to the financial instruments described above, see Note 7, “Long-Term Debt,” and Note 12, “Financial Instruments,” to the consolidated financial statements included in this Report.

Other Matters

Legal and Environmental Matters

We are involved from time to time in legal proceedings and claims, including, without limitation, commercial or contractual disputes with our suppliers and competitors. Largely as a result of generally unfavorable industry conditions and financial distress within the automotive supply base, we experienced an increase in commercial and contractual disputes, particularly with our suppliers. These disputes vary in nature and are usually resolved by negotiations between the parties.

On January 29, 2002, Seton Company (“Seton”), one of our leather suppliers, filed a suit alleging that we had breached a purported agreement to purchase leather from Seton for seats for the life of the General Motors GMT 800 program. Seton filed the lawsuit in the U.S. District Court for the Eastern District of Michigan seeking compensatory and exemplary damages totaling approximately $97 million, plus interest, on breach of contract and promissory estoppel claims. In May 2005, this case proceeded to trial, and the jury returned a $30 million verdict against us. On September 27, 2005, the Court denied our post-trial motions challenging the judgment and granted Seton’s motion to award prejudgment interest in the amount of approximately $5 million. We are appealing the judgment and the interest award.

On January 26, 2004, we filed a patent infringement lawsuit against Johnson Controls Inc. and Johnson Controls Interiors LLC (together, “JCI”) in the U.S. District Court for the Eastern District of Michigan alleging that JCI’s garage door opener products infringed certain of our radio frequency transmitter patents. JCI counterclaimed seeking a declaratory judgment that the subject patents are invalid and unenforceable, and that JCI is not infringing these patents. JCI also has filed motions for summary judgment asserting that its garage door opener products do not infringe our patents. We are vigorously pursuing our claims against JCI and discovery is on-going. A trial in the case is currently scheduled for the second quarter of 2006.

After we filed our patent infringement action against JCI, affiliates of JCI sued one of our vendors and certain of the vendor’s employees in Ottawa Circuit Court, Michigan, on July 8, 2004, alleging misappropriation of trade secrets. The suit alleges that the defendants misappropriated and shared with us trade secrets involving JCI’s universal garage door opener product. JCI seeks to enjoin the defendants from selling or attempting to sell a competing product. We are not a defendant in this lawsuit; however, the agreements between us and the defendants contain customary indemnification provisions. We do not believe that our garage door opener product benefited from any allegedly misappropriated trade secrets or technology. However, JCI has sought discovery of certain information which we believe is confidential and proprietary, and we have intervened in the case for the limited purpose of protecting our rights with respect to JCI’s discovery efforts. Discovery has been extended to July 2006. A trial date has not yet been scheduled.

On June 13, 2005, The Chamberlain Group (“Chamberlain”) filed a lawsuit against us and Ford Motor Company (“Ford”) in the Northern District of Illinois alleging patent infringement. Two counts were asserted against us and Ford based upon Chamberlain’s rolling code security system patent and a related product which operates transmitters to actuate garage door openers. Two additional counts were asserted against Ford only (not us) based upon different Chamberlain patents. The Chamberlain lawsuit was filed in connection with the marketing of our universal garage door opener system, which competes with a product offered by JCI. JCI obtained technology from Chamberlain to operate its product. In October 2005, JCI joined the lawsuit as a plaintiff along with Chamberlain, and Chamberlain dismissed its infringement claims against Ford based upon its rolling security system patent. JCI and Chamberlain have filed a motion for a preliminary injunction, which we are contesting. We are vigorously defending the claims asserted in this lawsuit. A trial date has not yet been scheduled.

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

One of our subsidiaries and certain predecessor companies were named as defendants in an action filed by three plaintiffs in August 2001 in the Circuit Court of Lowndes County, Mississippi, asserting claims stemming from alleged environmental contamination caused by an automobile parts manufacturing plant located in Columbus, Mississippi. The plant was acquired by us as part of our acquisition of UT Automotive in May 1999 and sold almost immediately thereafter, in June 1999, to Johnson Electric Holdings Limited (“Johnson Electric”). In December 2002, 61 additional cases were filed by approximately 1,000 plaintiffs in the same court against us and other defendants relating to similar claims. In September 2003, we were dismissed as a party to these cases. In the first half of 2004, we were named again as a defendant in these same 61 additional cases and were also named in five new actions filed by approximately 150 individual plaintiffs related to alleged environmental contamination from the same facility. The plaintiffs in these actions are persons who allegedly were either residents and/or owned property near the facility or worked at the facility. In November 2004, two additional lawsuits were filed by 28 plaintiffs (individuals and organizations), alleging property damage as a result of the alleged contamination. Each of these complaints seeks compensatory and punitive damages.

All of the plaintiffs have dismissed their claims for health effects and personal injury damages without prejudice. There is the potential that these plaintiffs could seek separate counsel to re-file their personal injury claims. Currently, there are approximately 270 plaintiffs remaining in the lawsuits who are proceeding with property damage claims only. In March 2005, the venue for these lawsuits was transferred from Lowndes County, Mississippi, to Lafayette County, Mississippi. In April 2005, certain plaintiffs filed an amended complaint alleging negligence, nuisance, intentional tort and conspiracy claims and seeking compensatory and punitive damages. In April 2005, the court scheduled the first trial date for the first group of plaintiffs to commence March 2006. The March 2006 trial date has since been continued until a date to be set by the court, and discovery has extended into the first quarter of 2006.

UTC, the former owner of UT Automotive, and Johnson Electric have each sought indemnification for losses associated with the Mississippi claims from us under the respective acquisition agreements, and we have claimed indemnification from them under the same agreements. To date, no company admits to, or has been found to have, an obligation to fully defend and indemnify any other. We intend to vigorously defend against these claims and believe that we will eventually be indemnified by either UTC or Johnson Electric for a substantial portion of the resulting losses, if any. However, the ultimate outcome of these matters is unknown.

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

In February 2006, we received a subpoena from the SEC in connection with an ongoing investigation of General Motors Corporation by the SEC. This investigation has been previously reported by General Motors as involving, among other things, General Motors’ accounting for payments and credits by suppliers. The SEC subpoena seeks the production of documents relating to payments or credits by us to General Motors from 2001 to the present. We are cooperating with the SEC in connection with this matter.

Although we record reserves for legal, product warranty and environmental matters in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” the outcomes of these matters are inherently uncertain. Actual results may differ significantly from current estimates. See Item 1A, “Risk Factors.” For further information regarding legal and environmental matters, see Item 3, “Legal Proceedings.”

Certain Tax Matters

UT Automotive

Prior to our acquisition of UT Automotive from UTC in May 1999, one of our subsidiaries purchased the stock of a UT Automotive subsidiary. In connection with the acquisition, we agreed to indemnify UTC for certain tax consequences if the Internal Revenue Service (the “IRS”) overturned UTC’s tax treatment of the transaction. The IRS proposed an adjustment to UTC’s tax treatment of the transaction seeking an increase in tax of approximately $88 million, excluding interest. In April 2005, a protest objecting to the proposed adjustment was filed with the IRS. The case was then referred to the Appeals Office of the IRS for an independent review. There have been several meetings and discussions with the IRS Appeals personnel in an attempt to resolve the case. Although we believe that valid support exists for UTC’s tax positions, we and UTC are currently in settlement negotiations with the IRS. An indemnity payment by us to UTC for the ultimate amount due to the IRS would constitute an adjustment to the purchase price and resulting goodwill of the UT Automotive acquisition, if and when made, and would not be expected to have a material effect on our reported earnings.

American Jobs Creation Act of 2004

In October 2004, the American Jobs Creation Act of 2004 (“the Act”) was signed into law. The Act created a temporary incentive for U.S. corporations to repatriate earnings from foreign subsidiaries by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations to the extent the dividends exceed a base amount and are invested in the United States pursuant to a domestic reinvestment plan. The temporary incentive was available to us until December 31, 2005. The amount of our dividends potentially eligible for the deduction was limited to $500 million.

After completing our evaluation, we decided not to pursue dividends under the repatriation provision of the Act due to numerous tax and treasury considerations. This decision had no effect on our provision for income taxes for the year ended December 31, 2005.

Significant Accounting Policies and Critical Accounting Estimates

Our significant accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in this Report. Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, they are subject to an inherent degree of uncertainty. As a result, actual results in these areas may differ significantly from our estimates.

We consider an accounting estimate to be critical if it requires us to make assumptions about matters that were uncertain at the time the estimate was made and changes in the estimate would have had a significant impact on our consolidated financial position or results of operations.

Pre-Production Costs Related to Long-Term Supply Arrangements

We incur pre-production engineering, research and development (“ER&D”) and tooling costs related to the products produced for our customers under long-term supply agreements. We expense all pre-production ER&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, we expense all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which the customer has not provided a non-cancelable right to use the tooling. During 2005 and 2004, we capitalized $227 million and $245 million, respectively, of pre-production ER&D costs for which reimbursement is contractually guaranteed by the customer. During 2005 and 2004, we also capitalized $639 million and $396 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling. During 2005 and 2004, we collected $716 million and $646 million, respectively, of cash related to ER&D and tooling costs.

Gains and losses related to ER&D and tooling projects are reviewed on an aggregate program basis. Net gains on projects are deferred and recognized over the life of the related long-term supply agreement. Net losses on projects are recognized as costs are incurred.

A change in the commercial arrangements affecting any of our significant programs that would require us to expense ER&D or tooling costs that we currently capitalize could have a material adverse impact on our operating results.

Goodwill

As of December 31, 2005 and 2004, we had recorded goodwill of approximately $1.9 billion and $3.0 billion, respectively. Goodwill is not amortized but is tested for impairment on at least an annual basis. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment, or decline in value, may have occurred. In conducting our impairment testing, we compare the fair value of each of our reporting units to the related net book value. If the fair value of a reporting unit exceeds its net book value, goodwill is considered not to be impaired. If the net book value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized. We conduct our annual impairment testing on the first day of the fourth quarter each year.

We utilize an income approach to estimate the fair value of each of our reporting units. The income approach is based on projected debt-free cash flow which is discounted to the present value using discount factors that consider the timing and risk of cash flows. We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance. This approach also mitigates the impact of cyclical downturns that occur in the industry. Fair value is estimated using recent automotive industry and specific platform production volume projections, which are based on both third-party and internally-developed forecasts, as well as commercial, wage and benefit, inflation and discount rate assumptions. Other significant assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital requirements. While there are inherent uncertainties related to the assumptions used and to management’s application of these assumptions to this analysis, we believe that the income approach provides a reasonable estimate of the fair value of our reporting units.

During the third quarter of 2005, events occurred which indicated a significant decline in the fair value of our interior segment, as well as an impairment of the related goodwill. These events included unfavorable operating results, primarily as a result of higher raw material costs, lower production volumes on key platforms, industry overcapacity, insufficient customer pricing and changes in certain customers’ sourcing strategies, as well as our decision to evaluate strategic alternatives with respect to this segment. As of the end of the third quarter of 2005, we evaluated the net book value of goodwill within our interior segment by comparing the fair value of the reporting unit to the related net book value. As a result, we recorded an estimated goodwill impairment charge of $670 million in the third quarter of 2005.

During the fourth quarter of 2005, additional events occurred which indicated a further decline in the fair value of our interior segment. These events included a further deterioration of the commercial outlook for this segment, as well as an updated assessment of our ability to recover the increase in the costs associated with resin-based raw materials in North America. We updated the fair value estimate for this segment and finalized the implied fair value of goodwill pursuant to asset valuation and allocation procedures. As a result, we recorded an additional goodwill impairment charge of $343 million in the fourth quarter of 2005.

The annual impairment testing for our remaining segments was completed as of October 2, 2005, and there was no additional impairment.

Long-Lived Assets

We monitor our long-lived assets for impairment indicators on an ongoing basis in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If impairment indicators exist, we perform the required analysis and record impairment charges in accordance with SFAS No. 144. In conducting our analysis, we compare the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the undiscounted cash flows exceed the net book value, the long-lived assets are considered not to be impaired. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived assets. Fair value is estimated based upon either discounted cash flow analyses or estimated salvage values. Cash flows are estimated using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments, as well as assumptions related to discount rates. Changes in economic or operating conditions impacting these estimates and assumptions could result in the impairment of long-lived assets.

During the third and fourth quarters of 2005, we evaluated the net book value of the fixed assets of certain operating locations within our interior segment. As a result, we recorded impairment charges of $82 million. Consistent with the goodwill impairment charges, the fixed asset impairment charges are due to the unfavorable operating results of our interior segment, as well as the deterioration of the commercial outlook for this segment. Also in 2005, we recorded fixed asset impairment charges of $15 million in conjunction with our restructuring actions. We have certain other facilities that have generated operating losses in recent years. The results of the related impairment analyses indicated that impairment of the fixed assets was not required. However, we will continue to monitor the operating plans of these facilities for potential impairment.

In 2004, we recorded impairment charges of $3 million related to certain facility consolidations. In 2003, we recorded impairment charges of $5 million related to certain facility consolidations and impairment charges of $6 million related to other facility closures, an early program termination and ongoing losses at certain of our facilities.

These fixed asset impairment charges are recorded in cost of sales in the consolidated statements of operations for the years ended December 31, 2005, 2004 and 2003.

Restructuring

Accruals have been recorded in conjunction with our restructuring actions, as well as the integration of acquired businesses. These accruals include estimates primarily related to facility consolidations and closures, census reductions and contract termination costs. Actual costs may vary from these estimates. Restructuring-related accruals are reviewed on a quarterly basis, and changes to the restructuring actions are appropriately recognized when identified.

Legal and Other Contingencies

We are subject to legal proceedings and claims, including product liability claims, commercial or contractual disputes, environmental enforcement actions and other claims that arise in the normal course of business. We routinely assess the likelihood of any adverse judgments or outcomes to these matters, as well as ranges of probable losses, by consulting with internal personnel principally involved with such matters and with our outside legal counsel handling such matters. We have accrued for estimated losses in accordance with accounting principles generally accepted in the United States for those matters where we believe that the likelihood that a loss has occurred is probable and the amount of loss is reasonably estimable. The determination of the amount of such reserves is based on knowledge and experience with regard to past and current matters and consultation with internal personnel principally involved with such matters and with our outside legal counsel handling such matters. The reserves may change in the future due to new developments or changes in circumstances. The inherent uncertainty related to the outcome of these matters can result in amounts materially different from any provisions made with respect to their resolution.

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

As of December 31, 2005 (based on a September 30, 2005 measurement date), our projected benefit obligations related to our pension and other postretirement benefit plans were $788 million and $266 million, respectively, and our unfunded pension and other postretirement benefit obligations were $314 million and $266 million, respectively. These benefit obligations were valued using a weighted average discount rate of 5.75% and 5.70% for domestic pension and other postretirement benefit plans, respectively, and 5.00% and 5.30% for foreign pension and other postretirement benefit plans, respectively. The determination of the discount rate is based on the construction of a hypothetical bond portfolio consisting of high-quality fixed income securities with durations that match the timing of expected benefit payments. Changes in the selected discount rate could have a material impact on our projected benefit obligations and the underfunded status of our pension and other postretirment benefit plans. Decreasing the discount rate by 1% would have increased the projected benefit obligations and underfunded status of our pension and other postretirement benefit plans by approximately $155 million and $50 million, respectively.

For the year ended December 31, 2005, pension and other postretirement net periodic benefit cost was $58 million and $29 million, respectively, and was determined using a variety of actuarial assumptions. Pension net periodic benefit cost in 2005 was calculated using a weighted average discount rate of 6.00% for both domestic and foreign plans and an expected return on plan assets of 7.75% and 7.00% for domestic and foreign plans, respectively. The expected return on plan assets is determined based on several factors, including adjusted historical returns, historical risk premiums for various asset classes and target asset allocations within the portfolio. Adjustments made to the historical returns are based on recent return experience in the equity and fixed income markets and the belief that deviations from historical returns are likely over the relevant investment horizon. Other postretirement net periodic benefit cost was calculated in 2005 using a discount rate of 6.00% and 6.50% for domestic and foreign plans, respectively. Adjustments to our actuarial assumptions could have a material adverse impact on our operating results. Decreasing the discount rate by 1% would have increased pension and other postretirement periodic net benefit cost by approximately $14 million and approximately $5 million, respectively, for the year ended December 31, 2005. Decreasing the expected return on plan assets by 1% would have increased pension net periodic benefit cost by approximately $4 million for the year ended December 31, 2005.

Aggregate pension and other postretirement net periodic benefit cost is forecasted to be approximately $97 million in 2006. This estimate is based on a weighted average discount rate of 5.75% and 5.00% for domestic and foreign pension plans, respectively, and 5.70% and 5.30% for domestic and foreign other postretirement benefit plans, respectively. Actual cost is also dependent on various other factors related to the employees covered by these plans.

We expect to contribute approximately $65 million to our domestic and foreign pension plans in 2006. Contributions to our pension plans are consistent with minimum funding requirements of the relevant governmental authorities. We may make contributions in excess of these minimums when we believe it is financially advantageous to do so and based on our other capital requirements.

For further information related to our pension and other postretirement benefit plans, see Note 9, “Pension and Other Postretirement Benefit Plans,” to the consolidated financial statements included in this Report.

Revenue Recognition and Sales Commitments

We enter into agreements with our customers to produce products at the beginning of a vehicle’s life. Although such agreements do not provide for minimum quantities, once we enter into such agreements, we are generally required to fulfill our customers’ purchasing requirements for the entire production life of the vehicle. These agreements generally may be terminated by our customer at any time. Historically, terminations of these agreements have been minimal. In certain limited instances, we may be committed under existing agreements to supply products to our customers at selling prices which are not sufficient to cover the direct cost to produce such products. In such situations, we recognize losses as they are incurred.

We receive blanket purchase orders from our customers on an annual basis. Generally, each purchase order provides the annual terms, including pricing, related to a particular vehicle model. Purchase orders do not specify quantities. We recognize revenue based on the pricing terms included in our annual purchase orders as our products are shipped to our customers. We are asked to provide our customers with annual cost reductions as part of certain agreements. We accrue for such amounts as a reduction of revenue as our products are shipped to our customers. In addition, we have ongoing adjustments to our pricing arrangements with our customers based on the related content, the cost of our products and other commercial factors. Such pricing accruals are adjusted as they are settled with our customers.

Amounts billed to customers related to shipping and handling are included in net sales in our consolidated statements of operations. Shipping and handling costs are included in cost of sales in our consolidated statements of operations.

Income Taxes

In determining the provision for income taxes for financial statement purposes, we make certain estimates and judgments, which affect our evaluation of the carrying value of our deferred tax assets, as well as our calculation of certain tax liabilities. In accordance with SFAS No. 109, “Accounting for Income Taxes,” we evaluate the carrying value of our deferred tax assets on a quarterly basis. In completing this evaluation, we consider all available evidence. Such evidence includes historical results, expectations for future pretax operating income, the time period over which our temporary differences will reverse and the implementation of feasible and prudent tax planning strategies.

During 2005, operating losses generated in the United States resulted in an increase in the carrying value of our deferred tax assets. In light of our recent operating performance in the United States and current industry conditions, we assessed, based upon all available evidence, whether it was more likely than not that we would realize our U.S. deferred tax assets. We concluded that it was no longer more likely than not that we would realize our U.S. deferred tax assets. As a result, in the fourth quarter of 2005, we recorded a tax charge of $300 million comprised of (i) a full valuation allowance of $255 million and (ii) an increase in related tax reserves of $45 million. Although the tax charge did not result in current cash expenditures, it did negatively impact net income, assets and stockholders’ equity as of and for the year ended December 31, 2005. As of December 31, 2005, we recorded a U.S. valuation allowance of $255 million and a valuation allowance for certain foreign tax jurisdictions of

$223 million. We intend to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Our future income tax expense will be reduced to the extent of decreases in our valuation allowances.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During 2005, there were no material changes in the methods or policies used to establish estimates and assumptions. Generally, matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, unsettled pricing discussions with customers and suppliers, restructuring accruals, deferred tax asset valuation allowances and income taxes, pension and other postretirement benefit plan assumptions, accruals related to litigation, warranty and environmental remediation costs and self-insurance accruals. Actual results may differ from estimates provided.

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

Stock-Based Compensation

The FASB issued a revised SFAS No. 123, “Share-Based Payment.” This statement requires that all share-based payments to employees be recognized in the financial statements based on their grant-date fair value. Under previous guidance, companies had the option of recognizing the fair value of stock-based compensation in the consolidated financial statements or disclosing the proforma impact of stock-based compensation on the consolidated statement of operations in the notes to the consolidated financial statements. As described in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in this Report, we adopted the fair value recognition provisions of SFAS No. 123 for all employee awards issued after January 1, 2003. The revised statement is effective at the beginning of the first annual period beginning after June 15, 2005, and provides two methods of adoption, the modified-prospective method and the modified-retrospective method. We anticipate adopting the revised statement using the modified-prospective method. We are currently evaluating the provisions of the revised statement but do not expect the impact of adoption to be significant.

Conditional Asset Retirement Obligations

The FASB issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 requires the accrual of costs related to legal obligations to perform certain activities in connection with the retirement, disposal or abandonment of assets. The effects of adoption were not significant.

Financial Instruments

The FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” This statement resolves issues related to the application of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to beneficial interests in securitized assets. The provisions of this statement are to be applied prospectively to all financial instruments acquired or issued during fiscal years beginning after September 15, 2006. We are currently evaluating the provisions of this statement but do not expect the effects of adoption to be significant.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. The words “will,” “may,” “designed to,” “outlook,” “believes,” “should,” “anticipates,” “plans,” “expects,” “intends,” “estimates” and similar expressions identify these forward-looking statements. All statements contained or incorporated in this Report which address operating performance, events or developments that we expect or anticipate may occur in the future, including statements related to business opportunities, awarded sales contracts, sales backlog and net income per share growth or statements expressing views about future operating results, are forward-looking statements. Important factors, risks and uncertainties that may cause actual results to differ from those expressed in our forward-looking statements include, but are not limited to:

•	general economic conditions in the markets in which we operate, including changes in interest rates;

•	fluctuations in the production of vehicles for which we are a supplier;

•	labor disputes involving us or our significant customers or suppliers or that otherwise affect us;

•	our ability to achieve cost reductions that offset or exceed customer-mandated selling price reductions;

•	the outcome of customer productivity negotiations;

•	the impact and timing of program launch costs;

•	the costs and timing of facility closures, business realignment or similar actions;

•	increases in our warranty or product liability costs;

•	risks associated with conducting business in foreign countries;

•	competitive conditions impacting our key customers and suppliers;

•	raw material costs and availability;

•	our ability to mitigate the significant impact of recent increases in raw material, energy and commodity costs;

•	the outcome of legal or regulatory proceedings to which we are or may become a party;

•	unanticipated changes in cash flow;

•	the finalization of our restructuring strategy;

•	the outcome of various strategic alternatives being evaluated with respect to our interior segment; and

•	other risks, described in Item 1A, “Risk Factors,” and from time to time in our other SEC filings.

Finally, the proposed joint venture between us and WL Ross & Co. LLC with respect to our interior segment is subject to the negotiation and execution of definitive agreements and other conditions. No assurances can be given that the proposed joint venture will be completed on the terms contemplated or at all.

The forward-looking statements in this Report are made as of the date hereof, and we do not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after the date hereof.

ITEM 8 —	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Lear Corporation

We have audited the accompanying consolidated balance sheets of Lear Corporation and Subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule for the three years in the period ended December 31, 2005, included in Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the three years in the period ended December 31, 2005, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of calculating diluted net income per share in accordance with Emerging Issues Task Force Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” effective December 15, 2004.

We have also audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 6, 2006, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Troy, Michigan
March 6, 2006

Report of Independent Registered Public Accounting Firm on
Internal Controls over Financial Reporting

To the Board of Directors and Shareholders of
Lear Corporation

We have audited management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting included in Item 9A(b), that Lear Corporation and Subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005, and the related financial statement schedule for the three years in the period ended December 31, 2005, and our report dated March 6, 2006, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP
Troy, Michigan
March 6, 2006

LEAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,	2005	2004
	(In millions, except
	share data)

ASSETS
Current Assets:
Cash and cash equivalents	$207.6	$584.9
Accounts receivable	2,337.6	2,584.9
Inventories	688.2	621.2
Recoverable customer engineering and tooling	317.7	205.8
Other	295.3	375.2

Total current assets	3,846.4	4,372.0

Long-Term Assets:
Property, plant and equipment, net	2,019.3	2,019.8
Goodwill, net	1,939.8	3,039.4
Other	482.9	513.2

Total long-term assets	4,442.0	5,572.4

	$8,288.4	$9,944.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$23.4	$35.4
Accounts payable and drafts	2,993.5	2,777.6
Accrued employee benefits	168.5	244.3
Other accrued liabilities	911.9	957.8
Current portion of long-term debt	9.4	632.8

Total current liabilities	4,106.7	4,647.9

Long-Term Liabilities:
Long-term debt	2,243.1	1,866.9
Other	827.6	699.5

Total long-term liabilities	3,070.7	2,566.4

Stockholders’ Equity:
Common stock, par value $0.01 per share, 150,000,000 shares authorized, 73,281,653 shares and 73,147,178 shares issued as of December 31, 2005 and 2004, respectively	0.7	0.7
Additional paid-in capital	1,108.6	1,064.4
Common stock held in treasury, 6,094,847 shares and 5,730,476 shares as of December 31, 2005 and 2004, respectively, at cost	(225.5)	(204.1)
Retained earnings	361.8	1,810.5
Accumulated other comprehensive income (loss)	(134.6)	58.6

Total stockholders’ equity	1,111.0	2,730.1

	$8,288.4	$9,944.4

The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Year Ended December 31,	2005	2004	2003
	(In millions, except per share data)

Net sales	$17,089.2	$16,960.0	$15,746.7
Cost of sales	16,353.2	15,557.9	14,400.3
Selling, general and administrative expenses	630.6	633.7	573.6
Goodwill impairment charges	1,012.8	—	—
Interest expense	183.2	165.5	186.6
Other expense, net	38.0	38.6	51.8

Income (loss) before provision for income taxes, minority interests in consolidated subsidiaries and equity in net (income) loss of affiliates	(1,128.6)	564.3	534.4
Provision for income taxes	194.3	128.0	153.7
Minority interests in consolidated subsidiaries	7.2	16.7	8.8
Equity in net (income) loss of affiliates	51.4	(2.6)	(8.6)

Net income (loss)	$(1,381.5)	$422.2	$380.5

Basic net income (loss) per share	$(20.57)	$6.18	$5.71

Diluted net income (loss) per share	$(20.57)	$5.77	$5.31

The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

December 31,	2005	2004	2003
	(In millions, except share data)

Common Stock
Balance at beginning and end of period	$0.7	$0.7	$0.7

Additional Paid-in Capital
Balance at beginning of period	$1,064.4	$1,027.7	$943.6
Stock-based compensation	43.8	26.4	66.6
Tax benefit of stock options exercised	0.4	10.3	17.5

Balance at end of period	$1,108.6	$1,064.4	$1,027.7

Treasury Stock
Balance at beginning of period	$(204.1)	$(110.8)	$(111.4)
Purchases of 490,900 shares at an average price of $51.75	(25.4)	—	—
Issuances of 126,529 shares at an average price of $31.99	4.0
Purchases of 1,834,300 shares at an average price of $53.29 per share	—	(97.7)	—
Issuances of 395,126 shares at an average price of $11.12 per share in settlement of stock-based compensation	—	4.4	—
Purchases of 31,800 shares at an average price of $34.07 per share	—	—	(1.1)
Issuances of 102,828 shares at an average price of $17.08 per share in settlement of stock-based compensation	—	—	1.7

Balance at end of period	$(225.5)	$(204.1)	$(110.8)

Retained Earnings
Balance at beginning of period	$1,810.5	$1,441.8	$1,075.8
Net income (loss)	(1,381.5)	422.2	380.5
Dividends declared of $1.00 per share in 2005, $0.80 per share in 2004 and $0.20 per share in 2003	(67.2)	(53.5)	(14.5)

Balance at end of period	$361.8	$1,810.5	$1,441.8

Accumulated Other Comprehensive Income (Loss)
Minimum Pension Liability
Balance at beginning of period	$(72.6)	$(62.2)	$(48.9)
Minimum pension liability adjustments	(42.4)	(10.4)	(13.3)

Balance at end of period	$(115.0)	$(72.6)	$(62.2)

Derivative Instruments and Hedging Activities
Balance at beginning of period	$17.4	$(13.7)	$(26.5)
Derivative instruments and hedging activities adjustments	(8.4)	31.1	12.8

Balance at end of period	$9.0	$17.4	$(13.7)

Cumulative Translation Adjustments
Balance at beginning of period	$65.6	$(61.5)	$(187.5)
Cumulative translation adjustments	(152.4)	127.1	126.0

Balance at end of period	$(86.8)	$65.6	$(61.5)

Deferred Income Tax Asset
Balance at beginning of period	$48.2	$35.5	$16.5
Deferred income tax asset adjustments	10.0	12.7	19.0

Balance at end of period	$58.2	$48.2	$35.5

Accumulated other comprehensive income (loss)	$(134.6)	$58.6	$(101.9)

Total Stockholders’ Equity	$1,111.0	$2,730.1	$2,257.5

Comprehensive Income (Loss)
Net income (loss)	$(1,381.5)	$422.2	$380.5
Minimum pension liability adjustments	(42.4)	(10.4)	(13.3)
Derivative instruments and hedging activities adjustments	(8.4)	31.1	12.8
Cumulative translation adjustments	(152.4)	127.1	126.0
Deferred income tax asset adjustments	10.0	12.7	19.0

Comprehensive Income (Loss)	$(1,574.7)	$582.7	$525.0

The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended December 31,	2005	2004	2003
	(In millions)

Cash Flows from Operating Activities:
Net income (loss)	$(1,381.5)	$422.2	$380.5
Adjustments to reconcile net income to net cash provided by operating activities — Goodwill impairment charges	1,012.8	—	—
Fixed asset impairment charges	97.4	3.0	11.2
Deferred tax provision (benefit)	44.7	8.7	(33.1)
Equity in net (income) loss of affiliates	51.4	(2.6)	(8.6)
Depreciation and amortization	393.4	355.1	321.8
Net change in recoverable customer engineering and tooling	(112.5)	(32.5)	(7.6)
Net change in working capital items	9.7	(62.4)	158.0
Other, net	34.3	54.8	62.2

Net cash provided by operating activities before net change in sold accounts receivable	149.7	746.3	884.4
Net change in sold accounts receivable	411.1	(70.4)	(298.1)

Net cash provided by operating activities	560.8	675.9	586.3

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(568.4)	(429.0)	(375.6)
Cost of acquisitions, net of cash acquired	(11.8)	(103.0)	(13.7)
Net proceeds from disposition of businesses and other assets	43.6	56.3	33.7
Other, net	5.3	3.2	8.8

Net cash used in investing activities	(531.3)	(472.5)	(346.8)

Cash Flows from Financing Activities:
Issuance (repayment) of senior notes	(600.0)	399.2	—
Primary credit facility borrowings (repayments), net	400.0	—	(132.8)
Other long-term debt borrowings (repayments), net	(32.7)	(49.4)	(10.3)
Short-term debt repayments, net	(23.8)	(29.8)	(24.0)
Dividends paid	(67.2)	(68.0)	—
Proceeds from exercise of stock options	4.7	24.4	66.4
Repurchase of common stock	(25.4)	(97.7)	(1.1)
Decrease in drafts	(3.3)	(12.6)	(56.8)
Other, net	0.7	—	—

Net cash provided by (used in) financing activities	(347.0)	166.1	(158.6)

Effect of foreign currency translation	(59.8)	46.1	(3.3)

Net Change in Cash and Cash Equivalents	(377.3)	415.6	77.6
Cash and Cash Equivalents at Beginning of Year	584.9	169.3	91.7

Cash and Cash Equivalents at End of Year	$207.6	$584.9	$169.3

Changes in Working Capital:
Accounts receivable	$(250.3)	$(147.7)	$(196.5)
Inventories	(76.9)	(7.0)	(27.4)
Accounts payable	298.1	189.8	318.0
Accrued liabilities and other	38.8	(97.5)	63.9

Net change in working capital items	$9.7	$(62.4)	$158.0

Supplementary Disclosure:
Cash paid for interest	$172.6	$153.5	$177.3

Cash paid for income taxes, net of refunds received of $76.7 in 2005, $52.7 in 2004 and $52.5 in 2003	$112.7	$140.0	$203.7

The accompanying notes are an integral part of these consolidated financial statements.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(1)	Basis of Presentation

The consolidated financial statements include the accounts of Lear Corporation (“Lear” or the “Parent”), a Delaware corporation and the wholly owned and less than wholly owned subsidiaries controlled by Lear (collectively, the “Company”). In addition, Lear consolidates variable interest entities in which it bears a majority of the risk of the entities’ potential losses or stands to gain from a majority of the entities’ expected returns. Investments in affiliates in which Lear does not have control, but does have the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method (Note 5, “Investments in Affiliates and Other Related Party Transactions”).

The Company and its affiliates design and manufacture interior systems and components for automobiles and light trucks. The Company’s main customers are automotive original equipment manufacturers. The Company operates facilities worldwide (Note 11, “Segment Reporting”).

(2)	Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of ninety days or less.

Accounts Receivable

The Company records accounts receivable as its products are shipped to its customers. The Company’s customers are the major automotive manufacturers in the world. The Company records accounts receivable reserves for known collectibility issues, as such issues relate to specific transactions or customer balances. As of December 31, 2005 and 2004, accounts receivable are reflected net of reserves of $23.3 million and $26.7 million, respectively. The Company writes off accounts receivable when it becomes apparent based upon age or customer circumstances that such amounts will not be collected. Generally, the Company does not require collateral for its accounts receivable.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. The Company records inventory reserves for inventory in excess of production and/or forecasted requirements and for obsolete inventory in production and service inventories. As of December 31, 2005 and 2004, inventories are reflected net of reserves of $93.6 million and $86.4 million, respectively. A summary of inventories is shown below (in millions):

December 31,	2005	2004

Raw materials	$511.3	$487.8
Work-in-process	47.8	43.8
Finished goods	129.1	89.6

Inventories	$688.2	$621.2

Pre-Production Costs Related to Long-Term Supply Arrangements

The Company incurs pre-production engineering, research and development (“ER&D”) and tooling costs related to the products produced for its customers under long-term supply agreements. The Company expenses all pre-production ER&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, the Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which the customer has not provided a non-cancelable right to

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

use the tooling. During 2005 and 2004, the Company capitalized $227.2 million and $244.9 million, respectively, of pre-production ER&D costs for which reimbursement is contractually guaranteed by the customer. During 2005 and 2004, the Company also capitalized $638.6 million and $396.3 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling. These amounts are included in recoverable customer engineering and tooling and other long-term assets in the consolidated balance sheets. During 2005 and 2004, the Company collected $715.8 and $646.0 million, respectively, of cash related to ER&D and tooling costs.

During 2005 and 2004, the Company capitalized $44.4 million and $45.0 million, respectively, of Company-owned tooling. These amounts are included in property, plant and equipment, net, in the consolidated balance sheets.

The classification of capitalized pre-production ER&D and tooling costs related to long-term supply agreements is shown below (in millions):

December 31,	2005	2004

Current	$317.7	$205.8
Long-term	223.2	245.1

Recoverable customer engineering and tooling	$540.9	$450.9

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

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciable property is depreciated over the estimated useful lives of the assets, using principally the straight-line method as follows:

Buildings and improvements	20 to 40 years
Machinery and equipment	5 to 15 years

A summary of property, plant and equipment is shown below (in millions):

December 31,	2005	2004

Land	$140.3	$138.6
Buildings and improvements	701.1	759.2
Machinery and equipment	3,006.3	2,844.7
Construction in progress	70.5	52.8

Total property, plant and equipment	3,918.2	3,795.3
Less — accumulated depreciation	(1,898.9)	(1,775.5)

Net property, plant and equipment	$2,019.3	$2,019.8

Depreciation expense was $388.5 million, $350.6 million and $321.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Goodwill

Goodwill is not amortized but is tested for impairment on at least an annual basis. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment, or decline in value, may have occurred. In conducting its impairment testing, the Company compares the fair value of each of its reporting

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

units to the related net book value. If the fair value of a reporting unit exceeds its net book value, goodwill is considered not to be impaired. If the net book value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized. The Company conducts its annual impairment testing on the first day of the fourth quarter each year.

The Company utilizes an income approach to estimate the fair value of each of its reporting units. The income approach is based on projected debt-free cash flow which is discounted to the present value using discount factors that consider the timing and risk of cash flows. The Company believes that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance. This approach also mitigates the impact of cyclical downturns that occur in the industry. Fair value is estimated using recent automotive industry and specific platform production volume projections, which are based on both third-party and internally-developed forecasts, as well as commercial, wage and benefit, inflation and discount rate assumptions. Other significant assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital requirements. While there are inherent uncertainties related to the assumptions used and to management’s application of these assumptions to this analysis, the Company believes that the income approach provides a reasonable estimate of the fair value of its reporting units.

During the third quarter of 2005, events occurred which indicated a significant decline in the fair value of the Company’s interior segment, as well as an impairment of the related goodwill. These events included unfavorable operating results, primarily as a result of higher raw material costs, lower production volumes on key platforms, industry overcapacity, insufficient customer pricing and changes in certain customers’ sourcing strategies, as well as the Company’s decision to evaluate strategic alternatives with respect to this segment. As of the end of the third quarter of 2005, the Company evaluated the net book value of goodwill within its interior segment by comparing the fair value of the reporting unit to the related net book value. As a result, the Company recorded an estimated goodwill impairment charge of $670.0 million in the third quarter of 2005.

During the fourth quarter of 2005, additional events occurred which indicated a further decline in the fair value of the Company’s interior segment. These events included a further deterioration of the commercial outlook for this segment, as well as an updated assessment of the Company’s ability to recover the increase in the costs associated with resin-based raw materials in North America. The Company updated the fair value estimate for this segment and finalized the implied fair value of goodwill pursuant to asset valuation and allocation procedures. As a result, the Company recorded an additional goodwill impairment charge of $342.8 million in the fourth quarter of 2005.

The annual impairment testing for the Company’s remaining segments was completed as of October 2, 2005, and there was no additional impairment.

A summary of the changes in the carrying amount of goodwill, by reportable operating segment, for each of the two years in the period ended December 31, 2005, is shown below (in millions):

			Electronic and
	Seating	Interior	Electrical	Total

Balance as of January 1, 2004	$1,023.4	$1,022.9	$893.8	$2,940.1
Acquisition	—	—	35.0	35.0
Foreign currency translation and other	52.3	(5.1)	17.1	64.3

Balance as of December 31, 2004	$1,075.7	$1,017.8	$945.9	$3,039.4

Goodwill impairment charges	—	(1,012.8)	—	(1,012.8)
Foreign currency translation and other	(41.5)	(5.0)	(40.3)	(86.8)

Balance as of December 31, 2005	$1,034.2	$—	$905.6	$1,939.8

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Intangible Assets

The Company’s intangible assets acquired through business acquisitions are valued based on independent appraisals. A summary of intangible assets as of December 31, 2005 and 2004, is shown below (in millions):

				Weighted Average
	Gross Carrying	Accumulated	Net Carrying	Useful Life
	Value	Amortization	Value	(years)

Technology	$2.8	$(0.4)	$2.4	10.0
Customer contracts	20.8	(4.9)	15.9	7.7
Customer relationships	27.2	(2.4)	24.8	18.8

Balance as of December 31, 2005	$50.8	$(7.7)	$43.1	14.2

				Weighted Average
	Gross Carrying	Accumulated	Net Carrying	Useful Life
	Value	Amortization	Value	(years)

Technology	$2.2	$(0.1)	$2.1	10.0
Customer contracts	24.8	(3.2)	21.6	7.7
Customer relationships	28.2	(1.2)	27.0	20.0

Balance as of December 31, 2004	$55.2	$(4.5)	$50.7	14.4

Excluding the impact of any future acquisitions, the Company’s estimated annual amortization expense is approximately $4.5 million in each of the five succeeding years.

Long-Lived Assets

The Company monitors its long-lived assets for impairment indicators on an ongoing basis in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If impairment indicators exist, the Company performs the required analysis and records impairment charges in accordance with SFAS No. 144. In conducting its analysis, the Company compares the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the undiscounted cash flows exceed the net book value, the long-lived assets are considered not to be impaired. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived assets. Fair value is estimated based upon either discounted cash flow analyses or estimated salvage values. Cash flows are estimated using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments, as well as assumptions related to discount rates. Changes in economic or operating conditions impacting these estimates and assumptions could result in the impairment of long-lived assets.

During the third and fourth quarters of 2005, the Company evaluated the net book value of the fixed assets of certain operating locations within its interior segment. As a result, the Company recorded impairment charges of $82.3 million. Consistent with the goodwill impairment charges, the fixed asset impairment charges are due to the unfavorable operating results of the Company’s interior segment, as well as the deterioration of the commercial outlook for this segment. Also in 2005, the Company recorded fixed asset impairment charges of $15.1 million in conjunction with its restructuring actions (Note 3, “Restructuring”). The Company has certain other facilities that have generated operating losses in recent years. The results of the related impairment analyses indicated that impairment of the fixed assets was not required. However, the Company will continue to monitor the operating plans of these facilities for potential impairment.

In 2004, the Company recorded impairment charges of $3.0 million related to certain facility consolidations (Note 3, “Restructuring”). In 2003, the Company recorded impairment charges of $5.3 million related to certain

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

facility consolidations (Note 3, “Restructuring”) and impairment charges of $5.9 million related to other facility closures, an early program termination and ongoing losses at certain of our facilities.

These fixed asset impairment charges are recorded in cost of sales in the consolidated statements of operations for the years ended December 31, 2005, 2004 and 2003.

Revenue Recognition and Sales Commitments

The Company enters into agreements with its customers to produce products at the beginning of a vehicle’s life. Although such agreements do not provide for minimum quantities, once the Company enters into such agreements, the Company is generally required to fulfill its customers’ purchasing requirements for the entire production life of the vehicle. These agreements generally may be terminated by the customer at any time. Historically, terminations of these agreements have been minimal. In certain limited instances, the Company may be committed under existing agreements to supply products to its customers at selling prices which are not sufficient to cover the direct cost to produce such products. In such situations, the Company recognizes losses as they are incurred.

The Company receives blanket purchase orders from its customers on an annual basis. Generally, each purchase order provides the annual terms, including pricing, related to a particular vehicle model. Purchase orders do not specify quantities. The Company recognizes revenue based on the pricing terms included in its annual purchase orders as its products are shipped to its customers. The Company is asked to provide its customers with annual cost reductions as part of certain agreements. The Company accrues for such amounts as a reduction of revenue as its products are shipped to its customers. In addition, the Company has ongoing adjustments to its pricing arrangements with its customers based on the related content, the cost of its products and other commercial factors. Such pricing accruals are adjusted as they are settled with the Company’s customers.

Amounts billed to customers related to shipping and handling costs are included in net sales in the consolidated statements of operations. Shipping and handling costs are included in cost of sales in the consolidated statements of operations.

Research and Development

Costs incurred in connection with the development of new products and manufacturing methods, to the extent not recoverable from the Company’s customers, are charged to selling, general and administrative expenses as incurred. These costs amounted to $174.0 million, $197.6 million and $171.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Other Expense, Net

Other expense includes state and local non-income related taxes, foreign exchange gains and losses, gains and losses on the sales of fixed assets and other miscellaneous income and expense. A summary of other expense is shown below (in millions):

For the Year Ended December 31,	2005	2004	2003

Other expense	$41.8	$38.6	$51.8
Other income	(3.8)	—	—

Other expense, net	$38.0	$38.6	$51.8

Foreign Currency Translation

With the exception of foreign subsidiaries operating in highly inflationary economies, which are measured in U.S. dollars, assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the foreign exchange rates

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Transaction gains and losses that arise from foreign exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those transactions which operate as a hedge of a foreign currency investment position, are included in the statements of operations as incurred.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average common shares outstanding during the period. Diluted net income (loss) per share is computed using the average share price during the period when calculating the dilutive effect of common stock equivalents. On December 15, 2004, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which require that the impact of contingently convertible instruments that are convertible into common stock upon the achievement of a specified market price of the issuer’s shares, such as the Company’s outstanding zero-coupon convertible senior notes, be included in net income per share computations regardless of whether the market price trigger has been met. The effect of EITF 04-08 on the computation of diluted net income per share is, when dilutive, to adjust net income by adding back after-tax interest expense on convertible debt and to increase total shares outstanding by the number of shares that would be issuable upon conversion. There are 4,813,056 shares issuable upon conversion of the Company’s outstanding convertible zero-coupon senior notes. Tables summarizing net income (loss), for diluted net income (loss) per share (in millions) and shares outstanding are shown below:

For the Year Ended December 31,	2005	2004	2003

Net income (loss)	$(1,381.5)	$422.2	$380.5
Add: After-tax interest expense on convertible debt	—	9.3	9.0

Net income (loss), for diluted net income (loss) per share	$(1,381.5)	$431.5	$389.5

For the Year Ended December 31,	2005	2004	2003
			(Restated)

Weighted average common shares outstanding	67,166,668	68,278,858	66,689,757
Dilutive effect of common stock equivalents	—	1,635,349	1,843,755
Shares issuable upon conversion of convertible debt	—	4,813,056	4,813,056

Diluted shares outstanding	67,166,668	74,727,263	73,346,568

For further information related to the zero-coupon convertible senior notes, see Note 7, “Long-Term Debt.”

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The shares issuable upon conversion of the Company’s outstanding zero-coupon convertible debt and the effect of common stock equivalents, including options, restricted stock units, performance units and stock appreciation rights were excluded from the computation of diluted shares outstanding for the year ended December 31, 2005, as inclusion would have resulted in antidilution. Certain options were excluded in the computation of diluted shares outstanding for the years ended December 31, 2005 and 2003, as inclusion would have resulted in antidilution. A summary of these options and their exercise prices, as well as these restricted stock units, performance units and stock appreciation rights, is shown below:

For the Year Ended December 31,	2005	2004	2003

Options
Antidilutive options	2,983,405	—	505,200
Exercise prices	$22.12 - $55.33	—	$54.22 - $55.33
Restricted stock units	2,234,122	—	—
Performance units	123,672	—	—
Stock appreciation rights	1,215,046	—	—

Stock-Based Compensation

The Company has three plans under which it has issued stock options: the 1994 Stock Option Plan, the 1996 Stock Option Plan and the Long-Term Stock Incentive Plan. Options issued to date under these plans generally vest three years following the grant date and expire ten years from the issuance date.

A summary of option transactions during each of the three years in the period ended December 31, 2005, is shown below:

	Stock
	Options	Price Range

Outstanding as of January 1, 2003	6,350,419	$15.50 - $54.22
Granted	16,000	$55.33
Expired or cancelled	(10,099)	$20.41 - $54.22
Exercised	(2,353,695)	$15.50 - $54.22

Outstanding as of December 31, 2003	4,002,625	$15.50 - $55.33
Expired or cancelled	(14,450)	$15.50 - $54.22
Exercised	(693,495)	$15.50 - $54.22

Outstanding as of December 31, 2004	3,294,680	$22.12 - $55.33
Expired or cancelled	(176,800)	$22.12 - $54.22
Exercised	(134,475)	$22.12 - $54.22

Outstanding as of December 31, 2005	2,983,405	$22.12 - $55.33

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

A summary of options outstanding as of December 31, 2005, is shown below:

Range of Exercise Prices	$22.12 – 27.25	$33.00 – 39.83	$41.83 – 42.32	$54.22 – 55.33

Options outstanding:
Number outstanding	228,175	829,980	1,517,050	408,200
Weighted average remaining contractual life (years)	4.16	4.50	6.42	2.55
Weighted average exercise price	$22.55	$36.91	$41.83	$54.26
Options exercisable:
Number exercisable	228,175	829,980	1,517,050	392,200
Weighted average exercise price	$22.55	$36.91	$41.83	$54.22

The fair value of the 2003 stock option grant was estimated as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield of 1.45%; expected life of seven years; risk-free interest rate of 3.87%; and expected volatility of 41.24%. The fair value of the 2003 stock option grant was $23.23 per option.

The Long-Term Stock Incentive Plan also permits the grants of stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units (collectively, “Incentive Units”) to officers and other key employees of the Company. As of December 31, 2005, the Company had outstanding stock-settled stock appreciation rights of 1,215,046 at a weighted average exercise price of $27.65 per right and outstanding restricted stock and performance shares convertible into a maximum of 2,357,794 shares of common stock of the Company. Restricted stock and performance shares include 1,406,719 restricted stock units at no cost to the employee, 827,403 restricted stock units at a weighted average cost to the employee of $40.33 per unit and 123,672 performance shares at no cost to the employee. As of December 31, 2005, the Company also had outstanding cash-settled stock appreciation rights of 334,542 at a weighted average exercise price of $27.53 per right.

Stock appreciation rights vest on a graded basis over one to three years following the grant date and expire seven years from the grant date. Restricted stock units vest on a graded basis over two to five years following the grant date, and performance shares vest three years following the grant date.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

A summary of Incentive Unit transactions during each of the three years in the period ended December 31, 2005, is shown below:

	Stock Appreciation	Restricted Stock	Performance
	Rights(1)	Units	Shares(2)

Outstanding as of January 1, 2003	—	663,496	207,642
Granted	—	882,294	82,108
Expired or cancelled	—	(3)	(1,282)
Distributed	—	(151,071)	(32,310	)(3)

Outstanding as of December 31, 2003	—	1,394,716	256,158
Granted	—	954,637	53,193
Expired or cancelled	—	(39,332)	(6,664)
Distributed	—	(476,337)	(93,660)

Outstanding as of December 31, 2004	—	1,833,684	209,027
Granted	1,215,046	605,811	56,733
Expired or cancelled	—	(74,528)	(67,452)
Distributed	—	(130,845)	(74,636)

Outstanding as of December 31, 2005	1,215,046	2,234,122	123,672

(1)	Does not include cash-settled stock appreciation rights.

(2)	Performance shares reflected as “granted” are notional shares granted at the beginning of a three-year performance period whose eventual payout is subject to satisfaction of performance criteria. Performance shares reflected as “distributed” are those that are paid out in cash or shares of common stock upon satisfaction of the performance criteria at the end of the three-year performance period.

(3)	The amount of performance shares reflected as “distributed” in 2003 includes distributions of cash and shares of common stock upon satisfaction of the applicable performance criteria. Of the 32,310 performance shares distributed in 2003, 21,688 shares were distributed in cash and 10,622 shares were distributed in shares of common stock. The amounts of performance shares reflected as “distributed” in 2004 and 2005 were distributed solely in shares of common stock.

The fair values of the 2005 stock-settled stock appreciation right grants, which have a seven-year term, were estimated as of the grant dates using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yields of 1.91%; expected life of 4 1/2 years; risk-free interest rate of 4.40%; and expected volatility of 40.00%. The weighted average fair value of the 2005 stock-settled stock appreciation right grant was $9.30 per right.

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

For the Year Ended December 31,	2005	2004	2003

Net income (loss), as reported	$(1,381.5)	$422.2	$380.5
Add: Stock-based employee compensation expense included in reported net income (loss), net of tax	14.7	10.9	5.5
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(18.1)	(21.6)	(23.3)

Net income (loss), pro forma	$(1,384.9)	$411.5	$362.7

Net income (loss) per share:
Basic — as reported	$(20.57)	$6.18	$5.71
Basic — pro forma	$(20.62)	$6.03	$5.44
Diluted — as reported	$(20.57)	$5.77	$5.31
Diluted — pro forma	$(20.62)	$5.63	$5.07

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During 2005, there were no material changes in the methods or policies used to establish estimates and assumptions. Generally, matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments and unsettled pricing discussions with customers and suppliers (Note 2, “Summary of Significant Accounting Policies”); restructuring accruals (Note 3, “Restructuring”); deferred tax asset valuation allowances and income taxes (Note 8, “Income Taxes”); pension and other postretirement benefit plan assumptions (Note 9, “Pension and Other Postretirement Benefit Plans”); accruals related to litigation, warranty and environmental remediation costs (Note 10, “Commitments and Contingencies”); and self-insurance accruals. Actual results may differ from estimates provided.

Reclassifications

Certain amounts in prior years’ financial statements have been reclassified to conform to the presentation used in the year ended December 31, 2005.

(3)	Restructuring

2005

In order to address unfavorable industry conditions, the Company began to implement consolidation and census actions in the second quarter of 2005. These actions are part of a comprehensive restructuring strategy intended to (i) better align the Company’s manufacturing capacity with the changing needs of its customers, (ii) eliminate excess capacity and lower the operating costs of the Company and (iii) streamline the Company’s organizational structure and reposition its business for improved long-term profitability.

In connection with the restructuring actions, the Company expects to incur pre-tax costs of approximately $250 million, although all aspects of the restructuring actions have not been finalized. Such costs will include employee termination benefits, asset impairment charges and contract termination costs, as well as other incremental costs resulting from the restructuring actions. These incremental costs will principally include equipment and personnel relocation costs. The Company also expects to incur incremental manufacturing inefficiency costs at

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

the operating locations impacted by the restructuring actions during the related restructuring implementation period. Restructuring costs will be recognized in the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States. Generally, charges will be recorded as elements of the restructuring strategy are finalized. Actual costs recorded in the Company’s consolidated financial statements may vary from current estimates.

In connection with the Company’s restructuring actions, the Company recorded charges of $88.9 million in 2005, including $84.6 million recorded as cost of sales and $6.2 million recorded as selling, general and administrative expenses. The remaining amounts include a gain on the sale of a facility, which is recorded as other expense, net. The 2005 charges consist of employee termination benefits of $56.5 million for 643 salaried and 3,720 hourly employees, asset impairment charges of $15.1 million and contract termination costs of $13.5 million, as well as other costs of $3.8 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations. Asset impairment charges relate to the disposal of buildings, leasehold improvements and machinery and equipment with carrying values of $15.1 million in excess of related estimated fair values. Contract termination costs include lease cancellation costs of $3.4 million, which are expected to be paid through 2006, the repayment of various government-sponsored grants of $4.8 million, the termination of joint venture, subcontractor and other relationships of $3.2 million and pension and other postretirement benefit plan curtailments of $2.1 million.

A summary of the 2005 restructuring charges, excluding the $2.1 million pension and other postretirement benefit plan curtailments, is shown below (in millions):

		Utilization		Accrual as of
	Charges	Cash	Non-Cash	December 31, 2005

Employee termination benefits	$56.5	$(41.4)	$—	$15.1
Asset impairments	15.1	—	(15.1)	—
Contract termination costs	11.4	(6.4)	—	5.0
Other related costs	3.8	(3.8)	—	—

Total	$86.8	$(51.6)	$(15.1)	$20.1

2004 and 2003

In December 2003, the Company initiated actions affecting two of its U.S. seating facilities. As a result of these actions, the Company recorded charges of $25.5 million and $7.8 million in 2003 and 2004, respectively, for employee termination benefits and asset impairments. These actions were completed in the second quarter of 2004. In 2004, the Company also incurred $39.9 million in estimated costs related to additional facility consolidations and closures and census reductions.

(4)	Acquisition

On July 5, 2004, the Company completed the acquisition of the parent of GHW Grote & Hartmann GmbH (“Grote & Hartmann”) for consideration of $160.2 million, including assumed debt of $86.3 million, subject to adjustment. This amount excludes the cost of integration, as well as other internal costs related to the transaction which were expensed as incurred. Grote & Hartmann was based in Wuppertal, Germany, and manufactured terminals and connectors, as well as junction boxes, primarily for the automotive industry.

The Grote & Hartmann acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed are included in the consolidated balance sheets as of December 31, 2005 and 2004. The operating results of Grote & Hartmann are included in the consolidated financial statements since the date of acquisition.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The pro forma effects of this acquisition would not materially impact the Company’s reported results for any period presented.

(5)	Investments in Affiliates and Other Related Party Transactions

The Company’s beneficial ownership in affiliates accounted for under the equity method is shown below:

December 31,	2005	2004	2003

Honduras Electrical Distribution Systems S. de R.L. de C.V. (Honduras)	60%	60%	—
Lear-Kyungshin Sales and Engineering LLC	60	60	—
Shanghai Lear STEC Automotive Parts Co., Ltd. (China)	55	55	55
Lear Shurlok Electronics (Proprietary) Limited (South Africa)	51	—	—
Industrias Cousin Freres, S.L. (Spain)	50	50	50
Hanil Lear India Private Limited (India)	50	50	50
Lear Diamond Electro-Circuit Systems Co., Ltd. (Japan)	50	50	50
Nanjing Lear Xindi Automotive Interiors Systems Co., Ltd. (China)	50	50	50
Lear Dongfeng Automotive Seating Co., Ltd. (China)	50	50	50
Dong Kwang Lear Yuhan Hoesa (Korea)	50	50	—
Jiangxi Jiangling Lear Interior Systems Co. Ltd. (China)	41	41	41
Beijing Lear Dymos Automotive Seating and Interior Co., Ltd. (China)	40	50	—
Total Interior Systems — America, LLC	39	39	39
UPM S.r.L. (Italy)	39	39	39
Markol Otomotiv Yan Sanayi VE Ticaret A.S. (Turkey)	35	35	35
RecepTec Holdings, L.L.C.	21	21	21
Shenyang Lear Automotive Seating and Interior Systems Co., Ltd. (China)	—	60	60
Lear Furukawa Corporation	—	51	51
Lear-NHK Seating and Interior Co., Ltd. (Japan)	—	50	50
Bing Assembly Systems, L.L.C.	—	49	49
JL Automotive, LLC	—	49	49
Precision Fabrics Group, Inc.	—	43	41
Klingel Italiana S.R.L. (Italy)	—	40	—
Corporate Eagle Two, L.L.C.	—	—	50
Saturn Electronics Texas, L.L.C.	—	—	45
Nawon Ind. Co., Ltd. (Korea)	—	—	40

Summarized group financial information for affiliates accounted for under the equity method as of December 31, 2005 and 2004, and for the years ended December 31, 2005, 2004 and 2003, is shown below (unaudited; in millions):

December 31,	2005	2004

Balance sheet data:
Current assets	$183.8	$277.5
Non-current assets	64.5	117.6
Current liabilities	186.0	279.4
Non-current liabilities	16.5	25.8

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

For the Year Ended December 31,	2005	2004	2003

Income statement data:
Net sales	$1,248.4	$1,127.1	$779.6
Gross profit	56.1	87.7	92.9
Income before provision for income taxes	0.9	16.0	22.2
Net income (loss)	(4.2)	11.3	17.4

As of December 31, 2005 and 2004, the Company’s aggregate investment in affiliates was $28.5 million and $52.9 million, respectively. In addition, the Company had notes and advances due from affiliates of $2.8 million and $69.6 million as of December 31, 2005 and 2004, respectively.

A summary of transactions with affiliates and other related parties is shown below (in millions):

For the Year Ended December 31,	2005	2004	2003

Sales to affiliates	$144.9	$140.3	$144.7
Purchases from affiliates	224.9	120.9	96.1
Purchases from other related parties(1)	13.6	12.5	12.0
Management and other fees for services provided to affiliates	0.6	3.3	7.6
Dividends received from affiliates	5.3	3.2	8.7

(1)	Includes $4.3 million, $3.5 million and $3.9 million in 2005, 2004 and 2003, respectively, paid to Trammel Crow Company for facilities maintenance and real estate brokerage services; includes $7.0 million, $7.3 million and $7.7 million in 2005, 2004 and 2003, respectively, paid to Analysts International, Sequoia Services Group for software services and computer equipment; includes $0.4 million, $0.4 million and $0.4 million in 2005, 2004 and 2003, respectively, paid to Elite Support Management Group, L.L.C. for the provision of information technology temporary support personnel; and includes $1.9 million and $1.3 million in 2005 and 2004, respectively, paid to Creative Seating Innovations, Inc. for certain manufacturing services. Each entity employs a relative of the Company’s Chairman and Chief Executive Officer. In addition, Elite Support Management and Creative Seating Innovations are each partially owned by relatives of the Company’s Chairman and Chief Executive Officer. As a result, such entities may be deemed to be related parties. These purchases were made in the ordinary course of the Company’s business and in accordance with the Company’s normal procedures for engaging service providers or normal sourcing procedures for suppliers, as applicable.

The Company’s investments in Honduras Electrical Distribution Systems S. de R.L. de C.V., Lear-Kyungshin Sales and Engineering LLC and Shanghai Lear STEC Automotive Parts Co., Ltd. are accounted for under the equity method as the result of certain approval rights granted to the minority shareholder.

The Company guarantees 60% of certain of the debt of Honduras Electrical Distribution Systems S. de R.L. de C.V., 40% of certain of the debt of Beijing Lear Dymos Automotive Seating and Interior Co., Ltd. and 39% of certain of the debt of Total Interior Systems — America, LLC. As of December 31, 2005, the amount of debt guaranteed by the Company was $29.4 million.

In December 2005, the Company engaged in the restructuring of two of its previously unconsolidated affiliates, Bing Assembly Systems, L.L.C. (“BAS”) and JL Automotive, LLC (“JLA”), which involved capital restructurings, changes in ownership and amendments to the related operating agreements. Each venture assembles, sequences and manufactures automotive interior components. These restructurings resulted in the recognition of a $29.8 million loss, which is reflected in equity in net (income) loss of affiliates in the accompanying statement of operations for the year ended December 31, 2005. In addition, as part of the restructurings, a new joint venture partner, Comer Holdings, LLC, acquired a 51% ownership interest in Integrated Manufacturing and Assembly, LLC (formerly BAS) and CL Automotive, LLC (formerly JLA) with Lear retaining a 49% ownership interest in both of these ventures. Upon the completion of these restructurings, which were effective December 31, 2005, it was

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

determined that both of these ventures are variable interest entities and that the Company is the primary beneficiary due to its financing of the ventures through member loans and through various amendments to the respective operating agreements. Accordingly, the assets and liabilities of these ventures are reflected in the consolidated balance sheet as of December 31, 2005. The equity interests of the ventures not owned by the Company are reflected as minority interest in the consolidated balance sheet as of December 31, 2005. The operating results of these ventures will be included in the consolidated statements of operations from the date of consolidation, December 31, 2005.

2005

In January 2005, the Company acquired an additional 29% of Lear Furukawa Corporation (“Lear Furukawa”) for $2.3 million, increasing its ownership interest to 80%. The acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed are reflected in the consolidated balance sheet as of December 31, 2005. The operating results of Lear Furukawa are included in the consolidated statement of operations from the date of acquisition. The operating results of the Company, after giving pro forma effect to this acquisition, are not materially different from reported results. Previously, Lear Furukawa was accounted for under the equity method. Shareholder resolutions required a two-thirds majority vote for approval of corporate actions, and therefore, Lear did not control this affiliate.

In July 2005, the Company began reflecting the financial position and results of operations of Shenyang Lear Automotive Seating and Interior Systems Co., Ltd. (“Shenyang”) in its consolidated financial statements, due to a change in the approval rights granted to the minority shareholder. Previously, Shenyang was accounted for under the equity method. Certain shareholder resolutions required unanimous shareholder approval, and therefore, Lear did not control this affiliate.

Also in 2005, the Company divested its ownership interest in Precision Fabrics Group, Inc. (“Precision Fabrics”) and recognized a charge of $16.9 million. This charge is reflected in equity in net (income) loss of affiliates in the consolidated statement of operations for the year ended December 31, 2005. In addition, the Company sold its ownership interests in Klingel Italiana S.R.L and dissolved Lear-NHK Seating and Interior Co., Ltd.

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

In conjunction with the acquisition of Grote & Hartmann in July 2004 (Note 4, “Acquisition”), the Company assumed a 40% ownership interest in Klingel Italiana S.R.L.

2003

In August 2003, the Company acquired an additional 53% of the publicly traded common equity of Hanyil, an automotive seats supplier in Korea, for $9.4 million. The Company previously held a 29% equity interest in Hanyil.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed are reflected in the consolidated balance sheets as of December 31, 2004 and 2003. The operating results of Hanyil are included in the consolidated statements of operations for the years ended December 31, 2004 and 2003, since the date of acquisition. In conjunction with the purchase of Hanyil, the Company assumed a 40% ownership interest in Nawon, a seating company in Korea. The operating results of the Company, after giving pro forma effect to this acquisition, are not materially different from reported results.

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

The Company utilizes uncommitted lines of credit as needed for its short-term working capital fluctuations. As of December 31, 2005, the Company had unsecured lines of credit available from banks of $264.5 million, subject to certain restrictions imposed by the Amended and Restated Primary Credit Facility (Note 7, “Long-Term Debt”). As of December 31, 2005 and 2004, the weighted average interest rate on outstanding borrowings was 5.0% and 4.3%, respectively.

(7)	Long-Term Debt

A summary of long-term debt and the related weighted average interest rates, including the effect of hedging activities described in Note 12, “Financial Instruments,” is shown below (in millions):

	2005		2004
	Long-Term	Weighted Average	Long-Term	Weighted Average
December 31,	Debt	Interest Rate	Debt	Interest Rate

Debt Instrument
Amended and Restated Primary Credit Facility	$400.0	5.67%	$—	—
5.75% Senior Notes, due 2014	399.3	5.635%	399.2	5.635%
Zero-Coupon Convertible Senior Notes, due 2022	300.1	4.75%	286.3	4.75%
8.125% Senior Notes, due 2008	295.6	8.125%	338.5	8.125%
8.11% Senior Notes, due 2009	800.0	8.35%	800.0	7.74%
7.96% Senior Notes, due 2005	—	—	600.0	6.95%
Other	57.5	6.34%	75.7	4.22%

	2,252.5		2,499.7
Less — current portion	(9.4)		(632.8)

Long-term debt	$2,243.1		$1,866.9

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Amended and Restated Primary Credit Facility

On March 23, 2005, the Company entered into a $1.7 billion credit and guarantee agreement (the “Primary Credit Facility”), which provides for maximum revolving borrowing commitments of $1.7 billion and matures on March 23, 2010. The Primary Credit Facility replaced the Company’s existing $1.7 billion amended and restated credit facility, which was due to mature on March 26, 2006. On August 3, 2005, the Primary Credit Facility was amended to (i) revise the leverage ratio covenant for the third quarter of 2005 through the first quarter of 2006, (ii) obtain the consent of the lenders to permit the Company to enter into a new 18-month term loan facility (the “Term Loan Facility”) with a principal amount of up to $400 million and (iii) provide for the pledge of the capital stock of certain of the Company’s material subsidiaries to secure its obligations under the Primary Credit Facility and the Term Loan Facility. On August 11, 2005, the Company entered into an amended and restated credit and guarantee agreement (the “Amended and Restated Primary Credit Facility”). The Amended and Restated Primary Credit Facility effectively combined the Company’s existing Primary Credit Facility, as amended, with the new $400 million Term Loan Facility with a maturity date of February 11, 2007. The Amended and Restated Primary Credit Facility provides for multicurrency revolving borrowings in a maximum aggregate amount of $750 million, Canadian revolving borrowings in a maximum aggregate amount of $200 million and swing-line revolving borrowings in a maximum aggregate amount of $300 million, the commitments for which are part of the aggregate revolving credit facility commitment.

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

As of December 31, 2005, the Company had $400.0 million in borrowings outstanding under the Amended and Restated Primary Credit Facility, all of which were outstanding under the Term Loan Facility. There were no revolving borrowings outstanding. As of December 31, 2005 the Company pays a commitment fee on the $1.7 billion credit facility of 0.25% per annum. Borrowings and repayments under the Company’s Amended and Restated Primary Credit Facility (as well as predecessor facilities) are shown below (in millions):

Year	Borrowings	Repayments

2005	$8,942.4	$8,542.4
2004	4,153.1	4,153.1
2003	6,084.7	6,217.5

Zero-Coupon Convertible Senior Notes

In February 2002, the Company issued $640.0 million aggregate principal amount at maturity of zero-coupon convertible senior notes due 2022 (the “Convertible Notes”), yielding gross proceeds of $250.3 million. The Convertible Notes are unsecured and rank equally with the Company’s other unsecured senior indebtedness, including the Company’s other senior notes. Each Convertible Note of $1,000 principal amount at maturity was issued at a price of $391.06, representing a yield to maturity of 4.75%. Holders of the Convertible Notes may

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

convert their notes at any time on or before the maturity date at a conversion rate, subject to adjustment, of 7.5204 shares of the Company’s common stock per note, provided that the average per share price of the Company’s common stock for the 20 trading days immediately prior to the conversion date is at least a specified percentage, beginning at 120% upon issuance and declining 1/2% each year thereafter to 110% at maturity, of the accreted value of the Convertible Note, divided by the conversion rate (the “Contingent Conversion Trigger”). The average per share price of the Company’s common stock for the 20 trading days immediately prior to December 31, 2005, was $28.01. As of December 31, 2005, the Contingent Conversion Trigger was $73.87. The Convertible Notes are also convertible (1) if the long-term credit rating assigned to the Convertible Notes by either Moody’s Investors Service or Standard & Poor’s Ratings Services is reduced below Ba3 or BB-, respectively, or either ratings agency withdraws its long-term credit rating assigned to the notes, (2) if the Company calls the Convertible Notes for redemption or (3) upon the occurrence of specified other events.

The Company has an option to redeem all or a portion of the Convertible Notes for cash at their accreted value at any time on or after February 20, 2007. Should the Company exercise this option, holders of the Convertible Notes could exercise their option to convert the Convertible Notes into the Company’s common stock at the conversion rate, subject to adjustment, of 7.5204 shares per note. Holders may require the Company to purchase their Convertible Notes on each of February 20, 2007, 2012 and 2017, as well as upon the occurrence of a fundamental change (as defined in the indenture governing the Convertible Notes), at their accreted value on such dates. On August 26, 2004, the Company amended its outstanding Convertible Notes to require settlement of any repurchase obligation with respect to the Convertible Notes for cash only.

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

Other Senior Notes

In August 2004, the Company issued $400 million aggregate principal amount of unsecured 5.75% senior notes due 2014 (the “2014 Notes”), yielding gross proceeds of $399.2 million. The notes are unsecured and rank equally with the Company’s other unsecured senior indebtedness, including the Company’s other senior notes. The proceeds from these notes were ultimately utilized to refinance a portion of the $600 million senior notes due May 2005. In April 2005, the Company completed an exchange offer of the 2014 Notes for substantially identical notes registered under the Securities Act. Interest on the 2014 Notes is payable on February 1 and August 1 of each year.

The Company has outstanding Euro 250 million ($295.6 million based on the exchange rate in effect as of December 31, 2005) aggregate principal amount of senior notes due 2008 (the “Eurobonds”). Interest on the Eurobonds is payable on April 1 and October 1 of each year. In addition, the Company has outstanding $800 million aggregate principal amount of senior notes due 2009 (the “2009 Notes”). Interest on the 2009 Notes is payable on May 15 and November 15 of each year. The Company repaid the $600 million senior notes due May 2005 at maturity with excess cash and borrowings under the Primary Credit Facility.

The Company may redeem all or part of the 2014 Notes, the Eurobonds and the 2009 Notes at its option, at any time, at the redemption price equal to the greater of (a) 100% of the principal amount of the notes to be redeemed or (b) the sum of the present values of the remaining scheduled payments of principal and interest thereon from the redemption date to the maturity date, discounted to the redemption date on a semiannual basis at the applicable treasury rate plus 20 basis points in the case of the 2014 Notes, at the Bund rate in the case of the Eurobonds and at the applicable treasury rate plus 50 basis points in the case of the 2009 Notes, together with any interest accrued but not paid to the date of the redemption.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Guarantees

The senior notes of the Company are senior unsecured obligations and rank pari passu in right of payment with all of the Company’s existing and future unsubordinated unsecured indebtedness. The Company’s obligations under the senior notes are guaranteed, on a joint and several basis, by certain of its subsidiaries, which are primarily domestic subsidiaries and all of which are directly or indirectly 100% owned by the Company (Note 15, “Supplemental Guarantor Condensed Consolidating Financial Statements”). The Company’s obligations under the Amended and Restated Primary Credit Facility are guaranteed by the same subsidiaries that guarantee the Company’s obligations under the senior notes. The Company’s obligations under the Amended and Restated Primary Credit Facility are also (and solely) secured by the pledge of all or a portion of the capital stock of certain of its significant subsidiaries.

Covenants

The Amended and Restated Primary Credit Facility contains operating and financial covenants that, among other things, could limit the Company’s ability to obtain additional sources of capital. The principal financial covenants require that the Company maintain a leverage ratio of not more than 3.75 to 1 as of December 31, 2005, 3.50 to 1 as of April 1, 2006 and 3.25 to 1 as of the end of each quarter thereafter and an interest coverage ratio of not less than 3.5 to 1 as of the end of each quarter. These ratios are calculated on a trailing four quarter basis. The leverage and interest coverage ratios, as well as the related components of their computations, are defined in the Amended and Restated Primary Credit Facility. As of December 31, 2005, the Company was in compliance with all covenants and other requirements set forth in its Amended and Restated Primary Credit Facility. The Company’s leverage and interest coverage ratios were 2.7 to 1 and 4.2 to 1, respectively.

The senior notes also contain covenants limiting the ability of the Company and its subsidiaries to incur liens and to enter into sale and leaseback transactions and limiting the ability of the Company to consolidate with, to merge with or into or to sell or otherwise dispose of all or substantially all of its assets to any person. As of December 31, 2005, the Company was in compliance with all covenants and other requirements set forth in its senior notes.

Other

As of December 31, 2005, other long-term debt was principally made up of amounts outstanding under term loans and capital leases.

Scheduled Maturities

As of December 31, 2005, the scheduled maturities of long-term debt for the five succeeding years are shown below (in millions):

Year	Maturities

2006	$9.4
2007	722.0	(1)
2008	300.4
2009	799.8
2010	2.8

(1)	The Company’s zero-coupon convertible senior notes are reflected in the scheduled maturities table above at their book value of $300.1 million as of December 31, 2005. Their accreted value as of February 20, 2007 (the first date at which holders may require the Company to purchase the notes) will be $316.5 million.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(8)	Income Taxes

A summary of income (loss) before provision for income taxes, minority interests in consolidated subsidiaries and equity in net (income) loss of affiliates and the components of provision for income taxes is shown below (in millions):

For the Year Ended December 31,	2005	2004	2003

Income (loss) before provision for income taxes, minority interests in consolidated subsidiaries, equity in net (income) loss of affiliates
Domestic	$(1,520.8)	$47.7	$240.9
Foreign	392.2	516.6	293.5

	$(1,128.6)	$564.3	$534.4

Domestic provision for income taxes:
Current provision (benefit)	$(12.9)	$7.2	$48.9
Deferred provision (benefit)	65.3	(4.0)	(38.4)

Total domestic provision	52.4	3.2	10.5

Foreign provision for income taxes:
Current provision	162.5	112.1	137.9
Deferred provision (benefit)	(20.6)	12.7	5.3

Total foreign provision	141.9	124.8	143.2

Provision for income taxes	$194.3	$128.0	$153.7

The foreign deferred provision (benefit) includes the benefit of prior unrecognized net operating loss carryforwards of $1.8 million, $5.7 million and $2.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

A summary of the differences between the provision (benefit) for income taxes calculated at the United States federal statutory income tax rate of 35% and the consolidated provision for income taxes is shown below (in millions):

For the Year Ended December 31,	2005	2004	2003

Income (loss) before provision for income taxes, minority interests in consolidated subsidiaries, equity in net (income) loss of affiliates multiplied by the United States federal statutory rate	$(395.0)	$197.5	$187.0
Differences in income taxes on foreign earnings, losses and remittances	(34.0)	(46.5)	(47.7)
Valuation adjustments	275.2	13.3	19.1
Research and development credits	(22.6)	(16.6)	(12.8)
Goodwill impairment	354.4	—	—
Investment credit/grants	(22.8)	(7.4)	—
Other	39.1	(12.3)	8.1

Provision for income taxes	$194.3	$128.0	$153.7

For the year ended December 31, 2005, investment credit / grants includes the tax benefit related to a tax law change in Poland of $17.8 million, which was recorded in the first quarter of 2005.

For the years ended December 31, 2005, 2004 and 2003, income in foreign jurisdictions with tax holidays was $54.7 million, $143.4 million and $81.0 million, respectively. Such tax holidays generally expire from 2006 through 2017.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Deferred income taxes represent temporary differences in the recognition of certain items for income tax and financial reporting purposes. A summary of the components of the net deferred income tax liability is shown below (in millions):

December 31,	2005	2004

Deferred income tax assets:
Tax loss carryforwards	$259.0	$277.0
Tax credit carryforwards	85.7	26.6
Retirement benefit plans	90.1	85.1
Accrued liabilities	71.7	38.4
Reserves related to current assets	29.7	35.2
Self-insurance reserves	20.6	22.7
Minimum pension liability	39.5	26.2
Deferred compensation	20.2	9.0
Recoverable customer engineering and tooling	57.5	—
Derivative instruments and hedging	22.0	34.0

	696.0	554.2
Valuation allowance	(478.3)	(277.7)

	$217.7	$276.5

Deferred income tax liabilities:
Long-term asset basis differences	$(137.4)	$(146.8)
Recoverable customer engineering and tooling	—	(44.8)
Undistributed earnings of foreign subsidiaries	(86.8)	(83.4)
Other	(4.3)	(2.7)

	$(228.5)	$(277.7)

Net deferred income tax liability	$(10.8)	$(1.2)

During 2005, operating losses generated in the United States resulted in an increase in the carrying value of its deferred tax assets. In light of the Company’s recent operating performance in the United States and current industry conditions, the Company assessed, based upon all available evidence, whether it was more likely than not that it would realize its U.S. deferred tax assets. The Company concluded that it was no longer more likely than not that it would realize its U.S. deferred tax assets. As a result, in the fourth quarter of 2005, the Company recorded a tax charge of $300.3 million comprised of (i) a full valuation allowance of $255.0 million and (ii) an increase in related tax reserves of $45.3 million. The increase in tax reserve is reflected in the other component of the tax rate reconciliation table above. In addition, deferred income tax assets have been fully offset by a valuation allowance in certain foreign tax jurisdictions due to a history of operating losses. The classification of the net deferred income tax liability is shown below (in millions):

December 31,	2005	2004

Deferred income tax assets:
Current	$138.6	$148.1
Long-term	76.0	50.4
Deferred income tax liabilities:
Current	(33.3)	(38.4)
Long-term	(192.1)	(161.3)

Net deferred income tax liability	$(10.8)	$(1.2)

Deferred income taxes have not been provided on $789.5 million of certain undistributed earnings of the Company’s foreign subsidiaries as such amounts are considered to be permanently reinvested. It is not practicable to

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

determine the unrecognized deferred income tax liability on these earnings because the actual tax liability on these earnings, if any, is dependent on circumstances existing when remittance occurs.

As of December 31, 2005, the Company had tax loss carryforwards of $866.9 million. Of the total loss carryforwards, $605.4 million has no expiration date and $261.5 million expires from 2006 through 2025. In addition, the Company had tax credit carryforwards of $85.7 million comprised principally of U.S. foreign tax credits, research and development credits and investment tax credits that generally expire between 2015 and 2025.

American Jobs Creation Act of 2004

In October 2004, the American Jobs Creation Act of 2004 (“the Act”) was signed into law. The Act created a temporary incentive for U.S. corporations to repatriate earnings from foreign subsidiaries by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations to the extent the dividends exceed a base amount and are invested in the United States pursuant to a domestic reinvestment plan. The temporary incentive was available to the Company until December 31, 2005. The amount of the Company’s dividends potentially eligible for the deduction was limited to $500 million.

After completing its evaluation, the Company decided not to pursue dividends under the repatriation provision of the Act due to numerous tax and treasury considerations. This decision had no effect on the Company’s provision for income taxes for the year ended December 31, 2005.

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

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Obligations and Funded Status

A reconciliation of the change in benefit obligation, the change in plan assets and the net amount recognized in the consolidated balance sheets is shown below (based on a September 30 measurement date, in millions):

	Pension		Other Postretirement
December 31,	2005	2004	2005	2004

Change in benefit obligation:
Benefit obligation at beginning of year	$630.8	$509.4	$222.1	$199.5
Service cost	41.0	36.7	11.7	13.1
Interest cost	37.6	32.2	13.5	12.3
Amendments	5.6	8.5	(1.0)	(10.5)
Actuarial loss	96.0	27.8	22.4	7.0
Benefits paid	(21.6)	(18.6)	(7.8)	(6.9)
Curtailment (gain) loss	(1.7)	(1.7)	0.1	1.4
Special termination benefits	0.1	1.0	0.3	0.2
Settlements	(1.5)	(0.9)	—	—
New plans	0.1	0.7	—	—
Acquisitions	0.4	15.2	—	—
Translation adjustment	1.5	20.5	4.2	6.0

Benefit obligation at end of year	$788.3	$630.8	$265.5	$222.1

Change in plan assets:
Fair value of plan assets at beginning of year	$394.5	$327.2	$—	$—
Actual return on plan assets	45.6	37.1	—	—
Employer contributions	48.7	35.7	7.8	6.9
Benefits paid	(21.6)	(18.6)	(7.8)	(6.9)
Settlements	(1.5)	(0.9)	—	—
Acquisitions	0.2	—	—	—
Translation adjustment	8.3	14.0	—	—

Fair value of plan assets at end of year	$474.2	$394.5	$—	$—

Funded status	$(314.1)	$(236.3)	$(265.5)	$(222.1)
Unrecognized net actuarial loss	182.9	106.1	111.3	78.9
Unrecognized net transition (asset) obligation	(0.2)	(0.4)	8.9	12.7
Unrecognized prior service cost	50.5	49.4	(37.1)	(29.3)
Contributions between September 30 and December 31	15.8	10.2	1.8	1.8

Net amount recognized	$(65.1)	$(71.0)	$(180.6)	$(158.0)

Amounts recognized in the consolidated balance sheets:
Accrued benefit liability	$(228.6)	$(187.4)	$(180.6)	$(158.0)
Intangible asset	48.5	43.8	—	—
Accumulated other comprehensive loss	115.0	72.6	—	—

Net amount recognized	$(65.1)	$(71.0)	$(180.6)	$(158.0)

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2005 and 2004, the accumulated benefit obligation for all of the Company’s pension plans was $697.2 million and $569.1 million, respectively. As of December 31, 2005 and 2004, all of the Company’s pension plans had accumulated benefit obligations in excess of plan assets. The projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets of pension plans with accumulated benefit obligations in excess of plan assets were $788.3 million, $697.2 million and $474.2 million, respectively, as of December 31, 2005, and $630.8 million, $569.1 million and $394.5 million, respectively, as of December 31, 2004.

Net Periodic Benefit Cost

The components of the Company’s net periodic benefit cost are shown below (in millions):

	Pension			Other Postretirement
For the Year Ended December 31,	2005	2004	2003	2005	2004	2003

Service cost	$41.0	$36.7	$33.4	$11.7	$13.1	$14.5
Interest cost	37.6	32.2	28.2	13.5	12.3	12.2
Expected return on plan assets	(30.2)	(24.3)	(17.6)	—	—	—
Amortization of actuarial loss	3.0	2.8	2.6	3.6	3.9	2.8
Amortization of transition (asset) obligation	(0.2)	(0.3)	(0.4)	1.1	1.2	1.8
Amortization of prior service cost	5.4	4.3	3.9	(3.1)	(2.8)	(0.5)
Special termination benefits	—	0.1	2.3	0.3	0.2	0.2
Settlement loss	1.0	0.5	—	—	—	—
Curtailment (gain) loss	0.5	1.9	1.2	1.4	(7.7)	1.3

Net periodic benefit cost	$58.1	$53.9	$53.6	$28.5	$20.2	$32.3

Assumptions

The weighted-average actuarial assumptions used in determining the benefit obligation are shown below.

			Other
	Pension		Postretirement
December 31,	2005	2004	2005	2004

Discount rate:
Domestic plans	5.75%	6.00%	5.70%	6.00%
Foreign plans	5.00%	6.00%	5.30%	6.50%
Rate of compensation increase:
Domestic plans	3.75%	3.00%	N/A	N/A
Foreign plans	3.25%	3.25%	N/A	N/A

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The weighted-average actuarial assumptions used in determining net periodic benefit cost are shown below.

	Pension			Other Postretirement
For the Year Ended December 31,	2005	2004	2003	2005	2004	2003

Discount rate:
Domestic plans	6.00%	6.25%	6.75%	6.00%	6.25%	6.75%
Foreign plans	6.00%	6.25%	7.00%	6.50%	6.50%	7.00%
Expected return on plan assets:
Domestic plans	7.75%	7.75%	7.75%	N/A	N/A	N/A
Foreign plans	7.00%	7.00%	7.00%	N/A	N/A	N/A
Rate of compensation increase:
Domestic plans	3.00%	3.00%	3.75%	N/A	N/A	N/A
Foreign plans	3.25%	3.25%	3.50%	N/A	N/A	N/A

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

For measurement purposes, domestic healthcare costs were assumed to increase 10% in 2006, grading down over time to 5% in eight years. Foreign healthcare costs were assumed to increase 7% in 2006, grading down over time to 4% in ten years on a weighted average basis.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement benefit plans. A 1% increase in the assumed rate of healthcare cost increases each year would increase the postretirement benefit obligation as of December 31, 2005, by $56.0 million and increase the postretirement net periodic benefit cost by $6.1 million for the year then ended. A 1% decrease in the assumed rate of healthcare cost increases each year would decrease the postretirement benefit obligation as of December 31, 2005, by $44.8 million and decrease the postretirement net periodic benefit cost by $4.8 million for the year then ended.

Plan Assets

The Company’s pension plan asset allocations by asset category are shown below (based on a September 30 measurement date). Pension plan asset allocations for the foreign plans relate to the Company’s Canadian pension plans.

December 31,	2005	2004

Equity securities:
Domestic plans	71%	70%
Foreign plans	59%	61%
Debt securities:
Domestic plans	27%	26%
Foreign plans	38%	37%
Cash and other:
Domestic plans	2%	4%
Foreign plans	3%	2%

The Company’s investment policies incorporate an asset allocation strategy that emphasizes the long-term growth of capital, tolerating asset volatility so long as it is consistent with the volatility of the relevant market indexes. The Company believes this strategy is consistent with the long-term nature of plan liabilities and ultimate

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Contributions

The Company expects to contribute approximately $65 million to its domestic and foreign pension plans in 2006. Contributions to the pension plans are consistent with minimum funding requirements of the relevant governmental authorities. The Company may make contributions in excess of these minimums when the Company believes it is financially advantageous to do so and based on its other capital requirements.

Benefit Payments

As of December 31, 2005, the Company’s estimate of expected benefit payments in each of the five succeeding years and in the aggregate for the five years thereafter are shown below (in millions):

		Other
	Pension	Postretirement

2006	$23.2	$9.4
2007	24.5	10.0
2008	27.1	10.5
2009	29.2	11.3
2010	31.7	11.9
Five years thereafter	211.4	68.4

Defined Contribution and Multi-employer Pension Plans

The Company also sponsors defined contribution plans and participates in government-sponsored programs in certain foreign countries. Contributions are determined as a percentage of each covered employee’s salary. The Company also participates in multi-employer pension plans for certain of its hourly employees. Contributions are based on collective bargaining agreements. For the years ended December 31, 2005, 2004 and 2003, the aggregate

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

cost of the defined contribution and multi-employer pension plans was $25.8 million, $25.1 million and $21.3 million, respectively.

(10)	Commitments and Contingencies

Legal and Other Contingencies

As of December 31, 2005 and December 31, 2004, the Company had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $49.5 million and $25.2 million, respectively. Such reserves reflect amounts recognized in accordance with accounting principles generally accepted in the United States and typically exclude the cost of legal representation. Product warranty liabilities are recorded separately from legal liabilities, as described below.

Commercial Disputes

The Company is involved from time to time in legal proceedings and claims, including, without limitation, commercial or contractual disputes with its suppliers and competitors. Largely as a result of generally unfavorable industry conditions and financial distress within the automotive supply base, the Company experienced an increase in commercial and contractual disputes, particularly with its suppliers. These disputes vary in nature and are usually resolved by negotiations between the parties.

On January 29, 2002, Seton Company (“Seton”), one of the Company’s leather suppliers, filed a suit alleging that the Company had breached a purported agreement to purchase leather from Seton for seats for the life of the General Motors GMT 800 program. Seton filed the lawsuit in the U.S. District Court for the Eastern District of Michigan seeking compensatory and exemplary damages totaling approximately $96.5 million, plus interest, on breach of contract and promissory estoppel claims. In May 2005, this case proceeded to trial, and the jury returned a $30.0 million verdict against the Company. On September 27, 2005, the Court denied the Company’s post-trial motions challenging the judgment and granted Seton’s motion to award prejudgment interest in the amount of approximately $4.7 million. The Company is appealing the judgment and the interest award.

On January 26, 2004, the Company filed a patent infringement lawsuit against Johnson Controls Inc. and Johnson Controls Interiors LLC (together, “JCI”) in the U.S. District Court for the Eastern District of Michigan alleging that JCI’s garage door opener products infringed certain of the Company’s radio frequency transmitter patents. JCI counterclaimed seeking a declaratory judgment that the subject patents are invalid and unenforceable, and that JCI is not infringing these patents. JCI also has filed motions for summary judgment asserting that its garage door opener products do not infringe the Company’s patents. The Company is vigorously pursuing its claims against JCI and discovery is on-going. A trial in the case is currently scheduled for the second quarter of 2006.

After the Company filed its patent infringement action against JCI, affiliates of JCI sued one of the Company’s vendors and certain of the vendor’s employees in Ottawa Circuit Court, Michigan, on July 8, 2004, alleging misappropriation of trade secrets. The suit alleges that the defendants misappropriated and shared with the Company trade secrets involving JCI’s universal garage door opener product. JCI seeks to enjoin the defendants from selling or attempting to sell a competing product. The Company is not a defendant in this lawsuit; however, the agreements between the Company and the defendants contain customary indemnification provisions. The Company does not believe that its garage door opener product benefited from any allegedly misappropriated trade secrets or technology. However, JCI has sought discovery of certain information which the Company believes is confidential and proprietary, and the Company has intervened in the case for the limited purpose of protecting its rights with respect to JCI’s discovery efforts. Discovery has been extended to July 2006. A trial date has not yet been scheduled.

On June 13, 2005, The Chamberlain Group (“Chamberlain”) filed a lawsuit against the Company and Ford Motor Company (“Ford”) in the Northern District of Illinois alleging patent infringement. Two counts were asserted against the Company and Ford based upon Chamberlain’s rolling code security system patent and a related product which operates transmitters to actuate garage door openers. Two additional counts were asserted against Ford only

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(not the Company) based upon different Chamberlain patents. The Chamberlain lawsuit was filed in connection with the marketing of the Company’s universal garage door opener system, which competes with a product offered by JCI. JCI obtained technology from Chamberlain to operate its product. In October 2005, JCI joined the lawsuit as a plaintiff along with Chamberlain, and Chamberlain dismissed its infringement claims against Ford based upon its rolling security system patent. JCI and Chamberlain have filed a motion for a preliminary injunction, which the Company is contesting. The Company is vigorously defending the claims asserted in this lawsuit. A trial date has not yet been scheduled.

Product Liability Matters

In the event that use of the Company’s products results in, or is alleged to result in, bodily injury and/or property damage or other losses, the Company may be subject to product liability lawsuits and other claims. In addition, the Company is a party to warranty-sharing and other agreements with its customers relating to its products. These customers may pursue claims against the Company for contribution of all or a portion of the amounts sought in connection with product liability and warranty claims. The Company can provide no assurances that it will not experience material claims in the future or that it will not incur significant costs to defend such claims. In addition, if any of the Company’s products are, or are alleged to be, defective, the Company may be required or requested by its customers to participate in a recall or other corrective action involving such products. Certain of the Company’s customers have asserted claims against the Company for costs related to recalls or other corrective actions involving its products. In certain instances, the allegedly defective products were supplied by tier II suppliers against whom the Company has sought or will seek contribution. The Company carries insurance for certain legal matters, including product liability claims, but such coverage may be limited. The Company does not maintain insurance for product warranty or recall matters.

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

A summary of the changes in product warranty liabilities for each of the two years in the period ended December 31, 2005, is shown below (in millions):

Balance as of January 1, 2004	$39.7
Expense, net	7.9
Settlements	(4.7)
Foreign currency translation and other	0.5

Balance as of December 31, 2004	43.4
Expense, net	16.7
Settlements	(26.0)
Foreign currency translation and other	(0.2)

Balance as of December 31, 2005	$33.9

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

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

management program based on ISO 14001 to ensure compliance. However, the Company currently is, has been and in the future may become the subject of formal or informal enforcement actions or procedures.

The Company has been named as a potentially responsible party at several third-party landfill sites and is engaged in the cleanup of hazardous waste at certain sites owned, leased or operated by the Company, including several properties acquired in its 1999 acquisition of UT Automotive, Inc. (“UT Automotive”). Certain present and former properties of UT Automotive are subject to environmental liabilities which may be significant. The Company obtained agreements and indemnities with respect to certain environmental liabilities from United Technologies Corporation (“UTC”) in connection with its acquisition of UT Automotive. UTC manages and directly funds these environmental liabilities pursuant to its agreements and indemnities with the Company.

As of December 31, 2005 and December 31, 2004, the Company had recorded reserves for environmental matters of $5.0 million and $5.9 million, respectively. While the Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse effect on its business, consolidated financial position or results of operations, no assurances can be given in this regard.

One of the Company’s subsidiaries and certain predecessor companies were named as defendants in an action filed by three plaintiffs in August 2001 in the Circuit Court of Lowndes County, Mississippi, asserting claims stemming from alleged environmental contamination caused by an automobile parts manufacturing plant located in Columbus, Mississippi. The plant was acquired by the Company as part of its acquisition of UT Automotive in May 1999 and sold almost immediately thereafter, in June 1999, to Johnson Electric Holdings Limited (“Johnson Electric”). In December 2002, 61 additional cases were filed by approximately 1,000 plaintiffs in the same court against the Company and other defendants relating to similar claims. In September 2003, the Company was dismissed as a party to these cases. In the first half of 2004, the Company was named again as a defendant in these same 61 additional cases and was also named in five new actions filed by approximately 150 individual plaintiffs related to alleged environmental contamination from the same facility. The plaintiffs in these actions are persons who allegedly were either residents and/or owned property near the facility or worked at the facility. In November 2004, two additional lawsuits were filed by 28 plaintiffs (individuals and organizations), alleging property damage as a result of the alleged contamination. Each of these complaints seeks compensatory and punitive damages.

All of the plaintiffs have dismissed their claims for health effects and personal injury damages without prejudice. There is the potential that these plaintiffs could seek separate counsel to re-file their personal injury claims. Currently, there are approximately 270 plaintiffs remaining in the lawsuits who are proceeding with property damage claims only. In March 2005, the venue for these lawsuits was transferred from Lowndes County, Mississippi, to Lafayette County, Mississippi. In April 2005, certain plaintiffs filed an amended complaint alleging negligence, nuisance, intentional tort and conspiracy claims and seeking compensatory and punitive damages. In April 2005, the court scheduled the first trial date for the first group of plaintiffs to commence March 2006. The March 2006 trial date has since been continued until a date to be set by the court, and discovery has extended into the first quarter of 2006.

UTC, the former owner of UT Automotive, and Johnson Electric have each sought indemnification for losses associated with the Mississippi claims from the Company under the respective acquisition agreements, and the Company has claimed indemnification from them under the same agreements. To date, no company admits to, or has been found to have, an obligation to fully defend and indemnify any other. The Company intends to vigorously defend against these claims and believes that it will eventually be indemnified by either UTC or Johnson Electric for a substantial portion of the resulting losses, if any. However, the ultimate outcome of these matters is unknown.

Other Matters

In January 2004, the Securities and Exchange Commission (the “SEC”) commenced an informal inquiry into the Company’s September 2002 amendment of its 2001 Form 10-K. The amendment was filed to report the Company’s employment of relatives of certain of its directors and officers and certain related party transactions. The

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

SEC’s inquiry does not relate to the Company’s consolidated financial statements. In February 2005, the staff of the SEC informed the Company that it proposed to recommend to the SEC that it issue an administrative “cease and desist” order as a result of the Company’s failure to disclose the related party transactions in question prior to the amendment of its 2001 Form 10-K. The Company expects to consent to the entry of the order as part of a settlement of this matter.

In February 2006, the Company received a subpoena from the SEC in connection with an ongoing investigation of General Motors Corporation by the SEC. This investigation has been previously reported by General Motors as involving, among other things, General Motors’ accounting for payments and credits by suppliers. The SEC subpoena seeks the production of documents relating to payments or credits by the Company to General Motors from 2001 to the present. The Company is cooperating with the SEC in connection with this matter.

Prior to the Company’s acquisition of UT Automotive from UTC in May 1999, one of the Company’s subsidiaries purchased the stock of a UT Automotive subsidiary. In connection with the acquisition, the Company agreed to indemnify UTC for certain tax consequences if the Internal Revenue Service (the “IRS”) overturned UTC’s tax treatment of the transaction. The IRS proposed an adjustment to UTC’s tax treatment of the transaction seeking an increase in tax of $87.5 million, excluding interest. In April 2005, a protest objecting to the proposed adjustment was filed with the IRS. The case was then referred to the Appeals Office of the IRS for an independent review. There have been several meetings and discussions with the IRS Appeals personnel in an attempt to resolve the case. Although the Company believes that valid support exists for UTC’s tax positions, the Company and UTC are currently in settlement negotiations with the IRS. An indemnity payment by the Company to UTC for the ultimate amount due to the IRS would constitute an adjustment to the purchase price and resulting goodwill of the UT Automotive acquisition, if and when made, and would not be expected to have a material effect on the Company’s reported earnings.

Although the Company records reserves for legal, product warranty and environmental matters in accordance with SFAS No. 5, “Accounting for Contingencies,” the outcomes of these matters are inherently uncertain. Actual results may differ significantly from current estimates.

The Company is involved in certain other legal actions and claims arising in the ordinary course of business, including, without limitation, commercial disputes, intellectual property matters, personal injury claims, tax claims and employment matters. Although the outcome of any legal matter cannot be predicted with certainty, the Company does not believe that any of these other legal proceedings or matters in which the Company is currently involved, either individually or in the aggregate, will have a material adverse effect on its business, consolidated financial position or results of operations.

Employees

Approximately 77% of the Company’s employees are members of industrial trade unions and are employed under the terms of collective bargaining agreements. Collective bargaining agreements covering approximately 57% of the Company’s unionized workforce of approximately 92,000 employees, including 16% of the Company’s unionized workforce in the United States and Canada, are scheduled to expire in 2006. Management does not anticipate any significant difficulties with respect to the agreements as they are renewed.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Lease Commitments

A summary of lease commitments as of December 31, 2005, under non-cancelable operating leases with terms exceeding one year is shown below (in millions):

2006	$113.5
2007	68.7
2008	58.4
2009	51.0
2010	43.4
2011 and thereafter	49.7

Total	$384.7

In addition, the Company guarantees the residual value of certain of its leased assets. As of December 31, 2005, these guarantees totaled $26.6 million and are reflected in the lease commitments table above.

The Company’s operating leases cover principally buildings and transportation equipment. Rent expense was $136.1 million, $125.0 million and $119.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

(11)	Segment Reporting

The Company has three reportable operating segments: seating, interior and electronic and electrical. The seating segment includes seat systems and components thereof. The interior segment includes instrument panels and cockpit systems, headliners and overhead systems, door panels, flooring and acoustic systems and other interior products. The electronic and electrical segment includes electronic products and electrical distribution systems, primarily wire harnesses and junction boxes; interior control and entertainment systems; and wireless systems.

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

The accounting policies of the Company’s operating segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.” The Company evaluates the performance of its operating segments based primarily on (i) revenues from external customers, (ii) income (loss) before goodwill impairment charges, interest, other expense, provision for income taxes, minority interests in consolidated subsidiaries and equity in net (income) loss of affiliates (“segment earnings”) and (iii) cash flows, being defined as segment earnings less capital expenditures plus depreciation and amortization.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	2005
			Electronic
	Seating	Interior	and Electrical	Other	Consolidated

Revenues from external customers	$11,035.0	$3,097.6	$2,956.6	$—	$17,089.2
Segment earnings(1)	323.3	(191.1)	180.0	(206.8)	105.4
Depreciation and amortization	150.7	116.6	106.0	20.1	393.4
Capital expenditures	229.2	190.9	102.9	45.4	568.4
Total assets	3,946.3	1,506.8	2,161.3	674.0	8,288.4

	2004
			Electronic
	Seating	Interior	and Electrical	Other	Consolidated

Revenues from external customers	$11,314.6	$2,965.0	$2,680.4	$—	$16,960.0
Segment earnings(1)	682.1	85.1	210.9	(209.7)	768.4
Depreciation and amortization	133.4	108.9	89.9	22.9	355.1
Capital expenditures	208.6	86.9	116.4	17.1	429.0
Total assets	4,172.7	2,403.6	2,297.3	1,070.8	9,944.4

	2003
			Electronic
	Seating	Interior	and Electrical	Other	Consolidated

Revenues from external customers	$10,743.8	$2,817.1	$2,185.8	$—	$15,746.7
Segment earnings(1)	696.7	104.0	200.2	(228.1)	772.8
Depreciation and amortization	129.1	108.1	70.7	13.9	321.8
Capital expenditures	122.4	113.5	108.2	31.5	375.6
Total assets	3,588.7	2,414.3	1,954.2	613.8	8,571.0

(1)	See definition above.

In 2005, the Company changed its allocation of cash and cash equivalents. Cash and cash equivalents, previously reflected in the reportable operating segments, has been reflected in total in “Other.” In 2004, the Company changed its allocation of goodwill. Goodwill, previously reflected in “Other,” has been allocated to the reportable operating segments. Total assets by reportable operating segment as of December 31, 2004 and 2003, reflect these changes. In addition, prior years’ reportable operating segment information has been reclassified to reflect the current organizational structure of the Company.

For the year ended December 31, 2005, segment earnings includes restructuring charges of $30.9 million, $27.9 million, $30.0 million and $2.0 million in the seating, interior and electronic and electrical segments and in the other category, respectively (Note 3, “Restructuring”). In addition, segment earnings includes additional fixed asset impairment charges of $82.3 million in the interior segment (Note 2, “Summary of Significant Accounting Policies”).

For the year ended December 31, 2004, segment earnings includes restructuring charges of $7.8 million in the seating segment.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

For the year ended December 31, 2003, segment earnings includes restructuring charges of $25.5 million in the seating segment. In addition, segment earnings includes additional fixed asset impairment charges of $2.3 million, $0.8 million and $2.8 million in the seating, interior and electronic and electrical segments, respectively.

A reconciliation of consolidated income before goodwill impairment charges, interest, other expense, provision for income taxes, minority interests in consolidated subsidiaries and equity in net (income) loss of affiliates to income (loss) before provision for income taxes, minority interests in consolidated subsidiaries and equity in net (income) loss of affiliates is shown below (in millions):

For the Year Ended December 31,	2005	2004	2003

Income before goodwill impairment charges, interest, other expense, provision for income taxes, minority interests in consolidated subsidiaries, equity in net (income) loss of affiliates	$105.4	$768.4	$772.8
Goodwill impairment charges	1,012.8	—	—
Interest expense	183.2	165.5	186.6
Other expense, net	38.0	38.6	51.8

Income (loss) before provision for income taxes, minority interests in consolidated subsidiaries and equity in net (income) loss of affiliates	$(1,128.6)	$564.3	$534.4

Revenues from external customers and tangible long-lived assets for each of the geographic areas in which the Company operates is shown below (in millions):

For the Year Ended December 31,	2005	2004	2003

Revenues from external customers:
United States	$6,252.2	$6,200.7	$6,361.9
Canada	1,374.1	1,317.8	1,331.6
Germany	2,123.4	2,026.0	1,705.9
Other countries	7,339.5	7,415.5	6,347.3

Total	$17,089.2	$16,960.0	$15,746.7

December 31,	2005	2004	2003

Tangible long-lived assets:
United States	$889.0	$846.5	$814.2
Canada	69.0	65.5	59.2
Germany	185.1	238.6	159.6
Other countries	876.2	869.2	784.8

Total	$2,019.3	$2,019.8	$1,817.8

A substantial majority of the Company’s consolidated and reportable operating segment revenues are from four automotive manufacturing companies, with General Motors and Ford and their respective affiliates accounting for 53%, 56% and 59% of the Company’s net sales in 2005, 2004 and 2003, respectively. Excluding net sales to Saab, Volvo, Jaguar and Land Rover, which are affiliates of General Motors or Ford, General Motors and Ford

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

accounted for approximately 44%, 46% and 51% of the Company’s net sales in 2005, 2004 and 2003, respectively. The following is a summary of the percentage of revenues from major customers:

For the Year Ended December 31,	2005	2004	2003

General Motors Corporation	28.3%	31.4%	35.7%
Ford Motor Company	24.7	24.1	23.6
DaimlerChrysler	11.4	11.8	11.1
BMW	7.6	7.5	7.0

In addition, a portion of the Company’s remaining revenues are from the above automotive manufacturing companies through various other automotive suppliers.

(12)	Financial Instruments

The carrying values of the Company’s senior notes vary from the fair values of these instruments. The fair values were determined by reference to quoted market prices of these securities. As of December 31, 2005 and 2004, the aggregate carrying value of the Company’s senior notes was $1.8 billion and $2.4 billion, respectively, as compared to an estimated fair value of $1.6 billion and $2.6 billion, respectively. As of December 31, 2005 and 2004, the carrying values of the Company’s other senior indebtedness and other financial instruments approximated their fair values, which were determined based on related instruments currently available to the Company for similar borrowings with like maturities.

Certain of the Company’s European and Asian subsidiaries periodically factor their accounts receivable with financial institutions. Such receivables are factored without recourse to the Company and are excluded from accounts receivable in the consolidated balance sheets. As of December 31, 2005, the amount of factored receivables was $256.2 million. As of December 31, 2004, there were no factored accounts receivable. The Company cannot provide any assurances that these factoring facilities will be available or utilized in the future.

Asset-Backed Securitization Facility

The Company and several of its U.S. subsidiaries sell certain accounts receivable to a wholly owned, consolidated, bankruptcy-remote special purpose corporation (Lear ASC Corporation) under an asset-backed securitization facility (the “ABS facility”). In turn, Lear ASC Corporation transfers undivided interests in the receivables to bank-sponsored commercial paper conduits. As of December 31, 2005, the ABS facility provided for maximum purchases of adjusted accounts receivable of $150 million. The level of funding utilized under this facility is based on the credit ratings of the Company’s major customers, the level of aggregate accounts receivable in a specific month and the Company’s funding requirements. Should the Company’s major customers experience further reductions in their credit ratings, the Company may be unable to utilize the ABS facility in the future. Should this occur, the Company would intend to utilize its Amended and Restated Primary Credit Facility to replace the funding currently provided by the ABS facility. In October 2005, the ABS facility was amended to extend the termination date from November 2005 to October 2006. No assurances can be given that the ABS facility will be extended upon its maturity.

The Company retains a subordinated ownership interest in the pool of receivables sold to Lear ASC Corporation. This retained interest is recorded at fair value, which is generally based on a discounted cash flow analysis. As of December 31, 2005, accounts receivable totaling $673.4 million had been transferred to Lear ASC Corporation, including $523.4 million of retained interests, which serves as credit enhancement for the facility and is included in accounts receivable in the consolidated balance sheet as of December 31, 2005, and $150.0 million of undivided interests, which was transferred to the conduits and is excluded from accounts receivable in the consolidated balance sheet as of December 31, 2005. As of December 31, 2004, accounts receivable totaling $654.4 million had been transferred to Lear ASC Corporation, but no undivided interests in the

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

receivables were transferred to the conduits. As such, this retained interest is included in accounts receivable in the consolidated balance sheet as of December 31, 2004.

During the years ended December 31, 2005, 2004 and 2003, the Company and its subsidiaries sold to Lear ASC Corporation adjusted accounts receivable totaling $4.2 billion, $4.7 billion and $4.6 billion, respectively, under the ABS facility and recognized discounts of $4.7 million, $1.4 million and $2.6 million, respectively. These discounts are included in other expense, net, in the consolidated statements of operations for the years ended December 31, 2005, 2004 and 2003. The Company continues to service the transferred receivables and receives an annual servicing fee of 1.0% of the sold accounts receivable. The conduit investors and Lear ASC Corporation have no recourse to the other assets of the Company or its subsidiaries for the failure of the accounts receivable obligors to pay timely on the accounts receivable.

Certain cash flows received from and paid to Lear ASC Corporation are shown below (in millions):

For the Year Ended December 31,	2005	2004	2003

Proceeds from (repayments of) securitizations	$150.0	$—	$(189.0)
Proceeds from collections reinvested in securitizations	4,288.1	4,664.4	4,584.6
Servicing fees received	5.3	5.5	5.3

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” the provisions of which applied to Lear ASC Corporation and the bank conduits as of December 31, 2003. This interpretation requires the consolidation of a variable interest entity by its primary beneficiary and may require the consolidation of a portion of a variable interest entity’s assets or liabilities under certain circumstances.

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

For a fair value hedge, both the effective and ineffective portions of the change in the fair value of the derivative are recorded in earnings and reflected in the consolidated statement of operations on the same line as the gain or loss on the hedged item attributable to the hedged risk. For a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income (loss) in the consolidated balance sheet. When the underlying hedged transaction is realized, the gain or loss included in accumulated other comprehensive income (loss) is recorded in earnings and reflected in the consolidated statement of operations on the same line as the gain or loss on the hedged item attributable to the hedged risk. For a net investment hedge of a foreign operation, the effective portion of the change in the fair value of the derivative is recorded in cumulative translation adjustment, which is a component of accumulated other comprehensive income (loss) in the consolidated balance sheet. In addition, for both cash flow and net investment hedges, changes in the fair value excluded

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

from the Company’s effectiveness assessments and the ineffective portion of changes in the fair value are recorded in earnings and reflected in the consolidated statement of operations as other expense, net.

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

Forward foreign exchange, futures and option contracts — The Company uses forward foreign exchange, futures and option contracts to reduce the effect of fluctuations in foreign exchange rates on short-term, foreign currency denominated intercompany transactions and other known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Mexican peso, the Canadian dollar and the Euro. Forward foreign exchange and futures contracts are accounted for as fair value hedges when the hedged item is a recognized asset or liability or an unrecognized firm commitment. As of December 31, 2005, contracts designated as fair value hedges with $1.1 billion of notional amount were outstanding with maturities of less than five months. As of December 31, 2005, the fair market value of these contracts was approximately negative $1.0 million. Forward foreign exchange, futures and option contracts are accounted for as cash flow hedges when the hedged item is a forecasted transaction or the variability of cash flows to be paid or received relates to a recognized asset or liability. As of December 31, 2005, contracts designated as cash flow hedges with $906.7 million of notional amount were outstanding with maturities of less than twelve months. As of December 31, 2005, the fair market value of these contracts was approximately $0.8 million.

Interest rate swap contracts — The Company uses interest rate swap contracts to manage its exposure to fluctuations in interest rates. Interest rate swap contracts which fix the interest payments of certain variable rate debt instruments or fix the market rate component of anticipated fixed rate debt instruments are accounted for as cash flow hedges. Interest rate swap contracts which hedge the change in fair market value of certain fixed rate debt instruments are accounted for as fair value hedges. As of December 31, 2005, contracts representing $600 million of notional amount were outstanding with maturity dates of September 2007 through May 2009. Of these outstanding contracts, $300.0 million modify the fixed rate characteristics of the Company’s outstanding 8.11% senior notes due May 2009. These contracts convert fixed rate obligations into variable rate obligations with coupons which reset semi-annually based on LIBOR plus spreads of 4.58%. However, the effective cost of these contracts, including the impact of swap contract restructuring, is LIBOR plus 3.85%. The remaining $300.0 million modify the variable rate characteristics of the Company’s variable rate debt instruments, which are generally set at three-month LIBOR rates. These contracts convert variable rate obligations into fixed rate obligations with a weighted average interest rate of 4.17% and mature in September 2007. The fair market value of all outstanding interest rate swap contracts is subject to changes in value due to changes in interest rates. As of December 31, 2005, the fair market value of these contracts was approximately negative $10.4 million.

As of December 31, 2005 and 2004, net gains of approximately $9.0 million and $17.4 million, respectively, related to derivative instruments and hedging activities were recorded in accumulated other comprehensive income (loss). During the years ended December 31, 2005, 2004 and 2003, net gains (losses) of approximately $33.5 million, $(7.4) million and $(32.4) million, respectively, related to the Company’s hedging activities were reclassified from accumulated other comprehensive income (loss) into earnings. As of December 31, 2005, all cash flow hedges mature within twelve months, all fair value hedges of the Company’s foreign exchange exposure mature within five months and all fair value hedges of the Company’s fixed rate debt instruments mature within four years. During the

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

year ending December 31, 2006, the Company expects to reclassify into earnings net gains of approximately $3.6 million recorded in accumulated other comprehensive income (loss). Such gains will be reclassified at the time the underlying hedged transactions are realized. During the years ended December 31, 2005, 2004 and 2003, amounts recognized in the consolidated statements of operations related to changes in the fair value of cash flow and fair value hedges excluded from the effectiveness assessments and the ineffective portion of changes in the fair value of cash flow and fair value hedges were not material.

Non-U.S. dollar financing transactions — The Company has designated its Euro-denominated senior notes (Note 7, “Long-Term Debt”) as a net investment hedge of long-term investments in its Euro-functional subsidiaries. As of December 31, 2005, the amount recorded in cumulative translation adjustment related to the effective portion of the net investment hedge of foreign operations was approximately negative $71.8 million.

(13)	Quarterly Financial Data (unaudited)

	Thirteen Weeks Ended
	April 2,	July 2,	October 1,	December 31,
	2005	2005	2005	2005

Net sales	$4,286.0	$4,419.3	$3,986.6	$4,397.3
Gross profit	199.9	220.8	86.4	228.9
Goodwill impairment charges	—	—	670.0	342.8
Net income (loss)	15.6	(44.4)	(750.1)	(602.6)
Basic net income (loss) per share	0.23	(0.66)	(11.17)	(8.97)
Diluted net income (loss) per share	0.23	(0.66)	(11.17)	(8.97)

	Thirteen Weeks Ended
	April 3,	July 3,	October 2,	December 31,
	2004	2004	2004	2004

Net sales	$4,492.1	$4,284.0	$3,897.8	$4,286.1
Gross profit	346.9	371.6	320.2	363.4
Net income	91.4	116.1	91.7	123.0
Basic net income per share	1.34	1.69	1.34	1.82
Diluted net income per share (restated — Note 2)	1.24	1.58	1.26	1.70

(14)	Accounting Pronouncements

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

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Stock-Based Compensation — The FASB issued a revised SFAS No. 123, “Share-Based Payment.” This statement requires that all share-based payments to employees be recognized in the financial statements based on their grant-date fair value. Under previous guidance, companies had the option of recognizing the fair value of stock-based compensation in the consolidated financial statements or disclosing the proforma impact of stock-based compensation on the consolidated statement of operations in the notes to the consolidated financial statements. As described in Note 2, “Summary of Significant Accounting Policies,” the Company adopted the fair value recognition provisions of SFAS No. 123 for all employee awards issued after January 1, 2003. The revised statement is effective at the beginning of the first annual period beginning after June 15, 2005, and provides two methods of adoption, the modified-prospective method and the modified-retrospective method. The Company anticipates adopting the revised statement using the modified-prospective method. The Company is currently evaluating the provisions of the revised statement but does not expect the impact of adoption to be significant.

Conditional Asset Retirement Obligations — The FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 requires the accrual of costs related to legal obligations to perform certain activities in connection with the retirement, disposal or abandonment of assets. The effects of adoption were not significant.

Financial Instruments — The FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” This statement resolves issues related to the application of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to beneficial interests in securitized assets. The provisions of this statement are to be applied prospectively to all financial instruments acquired or issued during fiscal years beginning after September 15, 2006. The Company is currently evaluating the provisions of this statement but does not expect the effects of adoption to be significant.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(15)	Supplemental Guarantor Condensed Consolidating Financial Statements

	December 31, 2005
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38.6	$4.8	$164.2	$—	$207.6
Accounts receivable	111.3	398.3	1,828.0	—	2,337.6
Inventories	32.4	244.3	411.5	—	688.2
Recoverable customer engineering and tooling	188.9	19.3	109.5	—	317.7
Other	118.2	56.5	120.6	—	295.3

Total current assets	489.4	723.2	2,633.8	—	3,846.4

LONG-TERM ASSETS:
Property, plant and equipment, net	248.7	743.3	1,027.3	—	2,019.3
Goodwill, net	454.5	536.5	948.8	—	1,939.8
Investments in subsidiaries	3,274.0	3,090.5	—	(6,364.5)	—
Other	181.4	30.7	270.8	—	482.9

Total long-term assets	4,158.6	4,401.0	2,246.9	(6,364.5)	4,442.0

	$4,648.0	$5,124.2	$4,880.7	$(6,364.5)	$8,288.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$—	$—	$23.4	$—	$23.4
Accounts payable and drafts	388.7	785.6	1,819.2	—	2,993.5
Accrued employee benefits	87.2	32.7	48.6	—	168.5
Other accrued liabilities	155.5	178.8	577.6	—	911.9
Current portion of long-term debt	2.1	2.1	5.2	—	9.4

Total current liabilities	633.5	999.2	2,474.0	—	4,106.7

LONG-TERM LIABILITIES:
Long-term debt	2,194.7	8.4	40.0	—	2,243.1
Intercompany accounts, net	410.0	1,237.4	(1,647.4)	—	—
Other	298.8	158.0	370.8	—	827.6

Total long-term liabilities	2,903.5	1,403.8	(1,236.6)	—	3,070.7

STOCKHOLDERS’ EQUITY	1,111.0	2,721.2	3,643.3	(6,364.5)	1,111.0

	$4,648.0	$5,124.2	$4,880.7	$(6,364.5)	$8,288.4

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	December 31, 2004
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$123.5	$3.8	$457.6	$—	$584.9
Accounts receivable	58.3	439.5	2,087.1	—	2,584.9
Inventories	20.8	189.9	410.5	—	621.2
Recoverable customer engineering and tooling	117.6	2.7	85.5	—	205.8
Other	119.0	62.5	193.7	—	375.2

Total current assets	439.2	698.4	3,234.4	—	4,372.0

LONG-TERM ASSETS:
Property, plant and equipment, net	180.1	735.4	1,104.3	—	2,019.8
Goodwill, net	456.0	1,569.5	1,013.9	—	3,039.4
Investments in subsidiaries	3,685.7	3,241.5	—	(6,927.2)	—
Other	174.6	35.5	303.1	—	513.2

Total long-term assets	4,496.4	5,581.9	2,421.3	(6,927.2)	5,572.4

	$4,935.6	$6,280.3	$5,655.7	$(6,927.2)	$9,944.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$—	$—	$35.4	$—	$35.4
Accounts payable and drafts	326.3	714.0	1,737.3	—	2,777.6
Accrued employee benefits	143.0	36.8	64.5	—	244.3
Other accrued liabilities	76.6	229.9	651.3	—	957.8
Current portion of long-term debt	626.5	2.4	3.9	—	632.8

Total current liabilities	1,172.4	983.1	2,492.4	—	4,647.9

LONG-TERM LIABILITIES:
Long-term debt	1,826.1	12.0	28.8	—	1,866.9
Intercompany accounts, net	(1,014.8)	1,687.9	(673.1)	—	—
Other	221.8	173.8	303.9	—	699.5

Total long-term liabilities	1,033.1	1,873.7	(340.4)	—	2,566.4

STOCKHOLDERS’ EQUITY	2,730.1	3,423.5	3,503.7	(6,927.2)	2,730.1

	$4,935.6	$6,280.3	$5,655.7	$(6,927.2)	$9,944.4

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	For the Year Ended December 31, 2005
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)

Net sales	$1,657.2	$6,599.0	$11,350.1	$(2,517.1)	$17,089.2
Cost of sales	1,727.4	6,568.4	10,574.5	(2,517.1)	16,353.2
Selling, general and administrative expenses	309.6	2.8	318.2	—	630.6
Goodwill impairment charges	—	1,012.8	—	—	1.012.8
Interest expense	45.9	105.0	32.3	—	183.2
Intercompany (income) expense, net	(373.7)	308.2	65.5	—	—
Other expense, net	6.4	19.1	12.5	—	38.0

Income (loss) before provision (benefit) for income taxes, minority interests in consolidated subsidiaries and equity in net (income) loss of affiliates and subsidiaries	(58.4)	(1,417.3)	347.1	—	(1,128.6)
Provision (benefit) for income taxes	270.2	(136.4)	60.5	—	194.3
Minority interests in consolidated subsidiaries	—	—	7.2	—	7.2
Equity in net (income) loss of affiliates	40.6	(3.5)	14.3	—	51.4
Equity in net (income) loss of subsidiaries	1,012.3	(224.5)	—	(787.8)	—

Net income (loss)	$(1,381.5)	$(1,052.9)	$265.1	$787.8	$(1,381.5)

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	For the Year Ended December 31, 2004
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)

Net sales	$1,652.1	$6,937.7	$10,990.3	$(2,620.1)	$16,960.0
Cost of sales	1,739.9	6,270.1	10,168.0	(2,620.1)	15,557.9
Selling, general and administrative expenses	205.3	129.4	299.0	—	633.7
Interest expense	30.2	100.6	34.7	—	165.5
Intercompany (income) expense, net	(317.2)	377.6	(60.4)	—	—
Other (income) expense, net	(17.8)	29.7	26.7	—	38.6

Income before provision (benefit) for income taxes, minority interests in consolidated subsidiaries and equity in net (income) loss of affiliates and subsidiaries	11.7	30.3	522.3	—	564.3
Provision (benefit) for income taxes	(17.9)	18.4	127.5	—	128.0
Minority interests in consolidated subsidiaries	—	—	16.7	—	16.7
Equity in net (income) loss of affiliates	0.3	(3.3)	0.4	—	(2.6)
Equity in net income of subsidiaries	(392.9)	(301.2)	—	694.1	—

Net income	$422.2	$316.4	$377.7	$(694.1)	$422.2

	For the Year Ended December 31, 2003
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)

Net sales	$1,651.2	$7,156.9	$9,404.2	$(2,465.6)	$15,746.7
Cost of sales	1,648.5	6,426.0	8,791.4	(2,465.6)	14,400.3
Selling, general and administrative expenses	211.9	131.1	230.6	—	573.6
Interest expense	30.4	104.4	51.8	—	186.6
Intercompany (income) expense, net	(382.7)	337.9	44.8	—	—
Other expense, net	2.9	37.6	11.3	—	51.8

Income before provision for income taxes, minority interests in consolidated subsidiaries and equity in net income of affiliates and subsidiaries	140.2	119.9	274.3	—	534.4
Provision for income taxes	6.9	39.8	107.0	—	153.7
Minority interests in consolidated subsidiaries	—	—	8.8	—	8.8
Equity in net income of affiliates	(0.4)	(2.4)	(5.8)	—	(8.6)
Equity in net income of subsidiaries	(246.8)	(127.3)	—	374.1	—

Net income	$380.5	$209.8	$164.3	$(374.1)	$380.5

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	For the Year Ended December 31, 2005
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)

Net Cash Provided by Operating Activities	$(260.7)	$(30.5)	$852.0	$—	$560.8

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(123.0)	(235.9)	(209.5)	—	(568.4)
Cost of acquisitions, net of cash acquired	—	—	(11.8)	—	(11.8)
Net proceeds from disposition of businesses and other assets	7.8	16.1	19.7	—	43.6
Other, net	1.9	0.6	2.8	—	5.3

Net cash used in investing activities	(113.3)	(219.2)	(198.8)	—	(531.3)

Cash Flows from Financing Activities:
Repayment of senior notes	(600.0)	—	—	—	(600.0)
Primary credit facility borrowings	400.0	—	—	—	400.0
Other long-term debt repayments, net	(17.7)	(2.2)	(12.8)	—	(32.7)
Short-term debt repayments, net	—	—	(23.8)	—	(23.8)
Change in intercompany accounts	601.1	249.2	(850.3)	—	—
Dividends paid	(67.2)	—	—	—	(67.2)
Proceeds from exercise of stock options	4.7	—	—	—	4.7
Repurchase of common stock	(25.4)	—	—	—	(25.4)
Decrease in drafts	(7.1)	1.5	2.3	—	(3.3)
Other, net	0.7	—	—	—	0.7

Net cash used in financing activities	289.1	248.5	(884.6)	—	(347.0)

Effect of foreign currency translation	—	2.2	(62.0)	—	(59.8)

Net Change in Cash and Cash Equivalents	(84.9)	1.0	(293.4)	—	(377.3)
Cash and Cash Equivalents at Beginning of Year	123.5	3.8	457.6	—	584.9

Cash and Cash Equivalents at End of Year	$38.6	$4.8	$164.2	$—	$207.6

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	For the Year Ended December 31, 2004
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)

Net Cash Provided by Operating Activities	$100.6	$32.9	$542.4	$—	$675.9

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(71.6)	(146.2)	(211.2)	—	(429.0)
Cost of acquisitions, net of cash acquired	(14.1)	(3.3)	(85.6)	—	(103.0)
Net proceeds from disposition of businesses and other assets	15.3	13.2	27.8	—	56.3
Other, net	0.8	0.1	2.3	—	3.2

Net cash used in investing activities	(69.6)	(136.2)	(266.7)	—	(472.5)

Cash Flows from Financing Activities:
Issuance of senior notes	399.2	—	—	—	399.2
Other long-term debt repayments, net	(11.4)	1.0	(39.0)	—	(49.4)
Short-term debt repayments, net	(0.3)	(0.1)	(29.4)	—	(29.8)
Change in intercompany accounts	(189.1)	97.9	91.2	—	—
Dividends paid	(68.0)	—	—	—	(68.0)
Proceeds from exercise of stock options	24.4	—	—	—	24.4
Repurchase of common stock	(97.7)	—	—	—	(97.7)
Decrease in drafts	(6.1)	(5.3)	(1.2)	—	(12.6)

Net cash provided by financing activities	51.0	93.5	21.6	—	166.1

Effect of foreign currency translation	—	4.5	41.6	—	46.1

Net Change in Cash and Cash Equivalents	82.0	(5.3)	338.9	—	415.6
Cash and Cash Equivalents at Beginning of Year	41.5	9.1	118.7	—	169.3

Cash and Cash Equivalents at End of Year	$123.5	$3.8	$457.6	$—	$584.9

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	For the Year Ended December 31, 2003
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)

Net Cash Provided by Operating Activities	$261.9	$343.3	$(18.9)	$—	$586.3

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(69.6)	(141.7)	(164.3)	—	(375.6)
Cost of acquisitions, net of cash acquired	(0.6)	—	(13.1)	—	(13.7)
Net proceeds from disposition of businesses and other assets	0.6	3.5	29.6	—	33.7
Other, net	—	6.8	2.0	—	8.8

Net cash used in investing activities	(69.6)	(131.4)	(145.8)	—	(346.8)

Cash Flows from Financing Activities:
Primary credit facility repayments, net	(132.8)	—	—	—	(132.8)
Other long-term debt repayments, net	(4.3)	4.1	(10.1)	—	(10.3)
Short-term debt repayments, net	(4.2)	(0.2)	(19.6)	—	(24.0)
Change in intercompany accounts	(30.9)	(167.0)	197.9	—	—
Proceeds from exercise of stock options	66.4	—	—	—	66.4
Repurchase of common stock	(1.1)	—	—	—	(1.1)
Decrease in drafts	(45.1)	1.7	(13.4)	—	(56.8)

Net cash used in financing activities	(152.0)	(161.4)	154.8	—	(158.6)

Effect of foreign currency translation	—	(43.7)	40.4	—	(3.3)

Net Change in Cash and Cash Equivalents	40.3	6.8	30.5	—	77.6
Cash and Cash Equivalents at Beginning of Year	1.2	2.3	88.2	—	91.7

Cash and Cash Equivalents at End of Year	$41.5	$9.1	$118.7	$—	$169.3

Basis of Presentation — Certain of the Company’s wholly owned subsidiaries (the “Guarantors”) have unconditionally fully guaranteed, on a joint and several basis, the punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all of the Company’s obligations under the Amended and Restated Primary Credit Facility and the indentures governing the Company’s senior notes, including the Company’s obligations to pay principal, premium, if any, and interest with respect to the senior notes. The senior notes consist of $800 million aggregate principal amount of 8.11% senior notes due 2009, Euro 250 million aggregate principal amount of 8.125% senior notes due 2008, $640 million aggregate principal amount at maturity of zero-coupon convertible senior notes due 2022 and $400 million aggregate principal amount of 5.75% senior notes due 2014. The Guarantors under the indentures are currently Lear Operations Corporation, Lear Seating Holdings Corp. #50, Lear Corporation EEDS and Interiors, Lear Corporation (Germany) Ltd., Lear Automotive (EEDS) Spain S.L. and Lear Corporation Mexico, S.A. de C.V. Lear Corporation (Germany) Ltd. became a Guarantor under the indentures effective December 15, 2005. In addition, effective January 1, 2006, Lear Technologies, L.L.C. (formerly a Guarantor) was merged into the Parent, and Lear Midwest Automotive, Limited Partnership (formerly a Guarantor) was merged into Lear Operations Corporation. In lieu of providing separate audited financial statements for the Guarantors, the Company has included the audited supplemental guarantor condensed consolidating financial

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

statements above. These financial statements reflect the changes described above for all periods presented. Management does not believe that separate financial statements of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented.

As of and for the years ended December 31, 2004 and 2003, the supplemental guarantor condensed consolidating financial statements have been restated to reflect certain changes to the equity investments of the guarantor subsidiaries.

Distributions — There are no significant restrictions on the ability of the Guarantors to make distributions to the Company.

Selling, General and Administrative Expenses — During 2005, 2004 and 2003, the Parent allocated $62.3 million, $63.3 million and $151.7 million, respectively, of corporate selling, general and administrative expenses to its operating subsidiaries. The allocations were based on various factors, which estimate usage of particular corporate functions, and in certain instances, other relevant factors, such as the revenues or the number of employees of the Company’s subsidiaries.

Long-Term Debt of the Parent and the Guarantors — A summary of long-term debt of the Parent and the Guarantors on a combined basis is shown below (in millions):

December 31,	2005	2004

Amended and restated primary credit facility	$400.0	$—
Senior notes	1,795.0	2,424.0
Other long-term debt	12.3	43.0

	2,207.3	2,467.0
Less — current portion	(4.2)	(628.9)

	$2,203.1	$1,838.1

The obligations of foreign subsidiary borrowers under the primary credit facility are guaranteed by the Parent.

For a more detailed description of the above indebtedness, see Note 7, “Long-Term Debt.”

The aggregate minimum principal payment requirements on long-term debt of the Parent and the Guarantors, including capital lease obligations, in each of the five years subsequent to December 31, 2005, are shown below (in millions):

Year	Maturities

2006	$4.2
2007	702.2
2008	297.6
2009	796.3
2010	1.4

LEAR CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance				Balance
	as of Beginning			Other	as of End
	of Year	Additions	Retirements	Changes	of Year
	(In millions)

FOR THE YEAR ENDED DECEMBER 31, 2005:
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$26.7	$12.5	$(15.8)	$(0.1)	$23.3
Reserve for unmerchantable inventories	86.4	33.8	(23.3)	(3.3)	93.6
Restructuring reserves	20.9	86.8	(80.3)	(1.9)	25.5
Allowance for deferred tax assets	277.7	276.3	(44.5)	(31.2)	478.3

	$411.7	$409.4	$(163.9)	$(36.5)	$620.7

FOR THE YEAR ENDED DECEMBER 31, 2004:
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$30.6	$11.7	$(16.0)	$0.4	$26.7
Reserve for unmerchantable inventories	55.8	45.5	(16.0)	1.1	86.4
Restructuring reserves	8.1	18.8	(6.0)	—	20.9
Allowance for deferred tax assets	220.8	84.4	(27.5)	—	277.7

	$315.3	$160.4	$(65.5)	$1.5	$411.7

FOR THE YEAR ENDED DECEMBER 31, 2003:
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$31.5	$16.6	$(17.2)	$(0.3)	$30.6
Reserve for unmerchantable inventories	44.5	29.7	(21.0)	2.6	55.8
Restructuring reserves	30.3	—	(22.2)	—	8.1
Allowance for deferred tax assets	190.3	76.6	(46.1)	—	220.8

	$296.6	$122.9	$(106.5)	$2.3	$315.3

ITEM 9 —	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer along with the Company’s Executive Vice President and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005. Ernst & Young LLP, the registered public accounting firm that audited the consolidated financial statements included in this Report, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

(c) Attestation Report of the Registered Public Accounting Firm

The attestation report on management’s assessment of the Company’s internal control over financial reporting is provided in Item 8, “Consolidated Financial Statements and Supplementary Data.”

(d) Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ending December 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B — OTHER INFORMATION

On February 24, 2006, we filed a Current Report on Form 8-K disclosing, among other things, the promotion of Matthew Simoncini to Vice President of Global Finance. On March 3, 2006 we entered into an employment agreement with Mr. Simoncini. The employment agreement, whose material terms are substantially the same as the employment agreements of our other senior officers, provides Mr. Simoncini with an initial annual base salary of $400,000 and has a rolling two-year term. Under the terms of the employment agreement, Mr. Simoncini is also eligible to participate in the welfare, retirement, perquisite and fringe benefit, and other benefit plans, practices, policies and programs, as may be in effect from time to time, for our senior executives generally. Mr. Simoncini also agrees to comply with certain confidentiality, non-compete and non-solicitation covenants both during employment and after termination. The employment agreement also provides for Mr. Simoncini to receive: (i) in the event of a termination for incapacity, up to two years base salary; (ii) in the event of a termination by Mr. Simoncini for good reason or by us other than for cause or incapacity, two years base salary, bonus, and welfare benefits, provided he executes a release; (iii) in the event of a termination by us for cause or by Mr. Simoncini without good reason, unpaid salary and benefits earned through the termination date; and (iv) in the event of termination by reason of Mr. Simoncini’s death, unpaid salary, benefits and a pro rata portion of bonus. In addition, upon a termination by Mr. Simoncini for good reason or by us other than for cause, Mr. Simoncini’s time-based equity awards will continue to vest during the severance period, at which time any then-unvested awards will be vested on a pro rata basis, and performance-based awards will be paid on a pro rata basis to the extent that performance goals are actually achieved.

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

Equity Compensation Plan Information

Number of Securities
Available for Future
	Number of Securities to be		Weighted Average		Issuance Under Equity
	Issued Upon Exercise of		Exercise Price of		Compensation Plans
	Outstanding Options,		Outstanding Options,		(Excluding Securities
	Warrants and Rights		Warrants and Rights		Reflected in Column (a))
As of December 31, 2005	(a)		(b)		(c)

Equity compensation plans approved by security holders(1)	6,556,245	(2)	$28.73	(3)	351,494
Equity compensation plans not approved by security holders	—		—		—

Total	6,556,245		$28.73		351,494

(1)	Includes the 1994 Stock Option Plan, the 1996 Stock Option Plan and the Long-Term Stock Incentive Plan.

(2)	Includes 2,983,405 of outstanding options, 1,215,046 of outstanding stock-settled stock appreciation rights, 2,234,122 of outstanding restricted stock units and 123,672 of outstanding performance shares. Does not include 334,542 of outstanding cash-settled stock appreciation rights.

(3)	Reflects outstanding options at a weighted average exercise price of $40.69, outstanding stock-settled stock appreciation rights at a weighted average exercise price of $27.65, outstanding restricted stock units at a weighted average price of $14.94 and outstanding performance shares at a weighted average price of zero.

ITEM 13 —	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the Proxy Statement section entitled “Certain Transactions.”

ITEM 14 —	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to the Proxy Statement section entitled “Fees of Independent Accountants.”

PART IV

ITEM 15 —	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following documents are filed as part of this Form 10-K.

1. Consolidated Financial Statements:

Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

2. Financial Statement Schedule:

Schedule II — Valuation and Qualifying Accounts

All other financial statement schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned financial statements.

3. The exhibits listed on the “Index to Exhibits” on pages 110 through 114 are filed with this Form 10-K or incorporated by reference as set forth below.

(b) The exhibits listed on the “Index to Exhibits” on pages 110 through 114 are filed with this Form 10-K or incorporated by reference as set forth below.

(c) Additional Financial Statement Schedules

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 8, 2006.

Lear Corporation

By:	/s/ Robert E. Rossiter
Robert E. Rossiter
Chairman and Chief Executive Officer and
a Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Lear Corporation and in the capacities indicated on March 8, 2006.

/s/ Robert E. Rossiter Robert E. Rossiter Chairman of the Board of Directors and Chief Executive Officer and a Director (Principal Executive Officer)	/s/ Larry W. McCurdy Larry W. McCurdy a Director

/s/ James H. Vandenberghe James H. Vandenberghe Vice Chairman	/s/ Roy E. Parrott Roy E. Parrott a Director

/s/ David C. Wajsgras David C. Wajsgras Executive Vice President and Chief Financial Officer (Principal Financial Officer)	/s/ David P. Spalding David P. Spalding a Director

/s/ Matthew J. Simoncini Matthew J. Simoncini Vice President of Global Finance (Principal Accounting Officer)	/s/ James A. Stern James A. Stern a Director

/s/ Anne K. Bingaman Anne K. Bingaman a Director	/s/ Henry D.G. Wallace Henry D.G. Wallace a Director

/s/ Dr. David E. Fry Dr. David E. Fry a Director	/s/ Richard F. Wallman Richard F. Wallman a Director

/s/ Justice Conrad L. Mallett Justice Conrad L. Mallett a Director

Index to Exhibits

Exhibit
Number		Exhibit

3.1		Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1996).
3.2		Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated August 8, 2002).
3.3		Certificate of Incorporation of Lear Operations Corporation (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-4 filed on June 22, 1999).
3.4		By-laws of Lear Operations Corporation (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-4 filed on June 22, 1999).
3.5		Certificate of Incorporation of Lear Corporation EEDS and Interiors (incorporated by reference to Exhibit 3.7 to the Company’s Registration Statement on Form S-4/A filed on June 6, 2001).
3.6		By-laws of Lear Corporation EEDS and Interiors (incorporated by reference to Exhibit 3.8 to the Company’s Registration Statement on Form S-4/A filed on June 6, 2001).
3.7		Certificate of Incorporation of Lear Seating Holdings Corp. #50 (incorporated by reference to Exhibit 3.9 to the Company’s Registration Statement on Form S-4/A filed on June 6, 2001).
3.8		By-laws of Lear Seating Holdings Corp. #50 (incorporated by reference to Exhibit 3.10 to the Company’s Registration Statement on Form S-4/A filed on June 6, 2001).
3.9		Deed of Transformation of Lear Automotive (EEDS) Spain S.L. (Unofficial English Translation) (incorporated by reference to Exhibit 3.17 to the Company’s Registration Statement on Form S-3 filed on May 8, 2002).
3.10		By-laws of Lear Automotive (EEDS) Spain S.L. (Unofficial English Translation) (incorporated by reference to Exhibit 3.18 to the Company’s Registration Statement on Form S-3 filed on May 8, 2002).
3.11		Articles of Incorporation of Lear Corporation Mexico, S.A. de C.V. (Unofficial English Translation) (incorporated by reference to Exhibit 3.19 to the Company’s Registration Statement on Form S-3 filed on March 28, 2002).
3.12		By-laws of Lear Corporation Mexico, S.A. de C.V. (Unofficial English Translation) (incorporated by reference to Exhibit 3.20 to the Company’s Registration Statement on Form S-3 filed on March 28, 2002).
**3	.13	Certificate of Incorporation of Lear Corporation (Germany) Ltd.
**3	.14	Certificate of Amendment of Certificate of Incorporation of Lear Corporation (Germany) Ltd.
**3	.15	Amended and Restated By-laws of Lear Corporation (Germany) Ltd.
4.1		Indenture dated as of May 15, 1999, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and The Bank of New York as Trustee (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1999).
4.2		Supplemental Indenture No. 1 to Indenture dated as of May 15, 1999, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and The Bank of New York as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000).
4.3		Supplemental Indenture No. 2 to Indenture dated as of May 15, 1999, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and The Bank of New York as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
4.4		Supplemental Indenture No. 3 to Indenture dated as of May 15, 1999, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and The Bank of New York as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

Exhibit
Number	Exhibit

4.5	Supplemental Indenture No. 4 to Indenture dated as of May 15, 1999, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and The Bank of New York Trust Company, N.A. (as successor to The Bank of New York), as Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 15, 2005).
4.6	Indenture dated as of March 20, 2001, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and The Bank of New York as Trustee, relating to the 8 1/8% Senior Notes due 2008, including the form of exchange note attached thereto (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4 filed on April 23, 2001).
4.7	Supplemental Indenture No. 1 to Indenture dated as of March 20, 2001, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and The Bank of New York as Trustee (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
4.8	Supplemental Indenture No. 2 to Indenture dated as of March 20, 2001, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and The Bank of New York as Trustee (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
4.9	Supplemental Indenture No. 3 to Indenture dated as of March 20, 2001, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and The Bank of New York as Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 15, 2005).
4.10	Indenture dated as of February 20, 2002, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and The Bank of New York as Trustee (incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
4.11	Supplemental Indenture No. 1 to Indenture dated as of February 20, 2002, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and The Bank of New York as Trustee (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated August 26, 2004).
4.12	Supplemental Indenture No. 2 to Indenture dated as of February 20, 2002, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and The Bank of New York Trust Company, N.A. (as successor to The Bank of New York), as Trustee (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 15, 2005).
4.13	Indenture dated as of August 3, 2004, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and BNY Midwest Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 3, 2004).
4.14	Supplemental Indenture No. 1 to Indenture dated as of August 3, 2004, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and The Bank of New York Trust Company, N.A. (as successor to BNY Midwest Trust Company, N.A.), as Trustee (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 15, 2005).
10.1	Credit and Guarantee Agreement, dated as of March 23, 2005, among the Company, Lear Canada, each Foreign Subsidiary Borrower (as defined therein), the Lenders party thereto, Bank of America, N.A., as syndication agent, Citibank, N.A. and Deutsche Bank Securities Inc., as documentation agents, The Bank of Nova Scotia, as documentation agent and Canadian administrative agent, the other Agents named therein and JPMorgan Chase Bank, N.A., as general administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 23, 2005).
10.2	Amended and Restated Credit and Guarantee Agreement, dated as of August 11, 2005, among the Company, Lear Canada, each Foreign Subsidiary Borrower (as defined therein), the Lenders party thereto, Bank of America, N.A., as syndication agent, Citibank, N.A. and Deutsche Bank Securities Inc., as documentation agents, The Bank of Nova Scotia, as documentation agent and Canadian administrative agent, the other Agents named therein and JPMorgan Chase Bank, N.A., as general administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 11, 2005).

Exhibit
Number		Exhibit

10.3		Stock Purchase Agreement, dated as of March 16, 1999, by and between Nevada Bond Investment Corp. II and Lear Corporation (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated March 16, 1999).
10.4		Stock Purchase Agreement, dated as of May 7, 1999, between Lear Corporation and Johnson Electric Holdings Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 7, 1999).
10.5		Purchase and Transfer Agreement, dated as of April 5, 2004, among Lear Corporation Holding GmbH, Lear Corporation GmbH & Co. KG and the Sellers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on From 10-Q for the quarter ended April 3, 2004).
10.6		Purchase Agreement, dated as of July 29, 2004, by and among Lear Corporation as Issuer, the Guarantors party thereto and the Purchasers (as defined therein) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004).
10.7		Registration Rights Agreement, dated as of August 3, 2004, by and among Lear Corporation as Issuer, the Guarantors party thereto and the Initial Purchasers (as defined therein) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004).
10	.8*	Employment Agreement, dated March 15, 2005, between the Company and Robert E. Rossiter (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 15, 2005).
10	.9*	Employment Agreement, dated March 15, 2005, between the Company and James H. Vandenberghe (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 15, 2005).
10	.10*	Employment Agreement, dated March 15, 2005, between the Company and Douglas G. DelGrosso (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated March 15, 2005).
10	.11*	Employment Agreement, dated March 15, 2005, between the Company and David C. Wajsgras (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated March 15, 2005).
10	.12*	Employment Agreement, dated March 15, 2005, between the Company and Daniel A. Ninivaggi (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated March 15, 2005).
10	.13*	Employment Agreement, dated March 15, 2005, between the Company and Roger A. Jackson (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated March 15, 2005).
10	.14*	Employment Agreement, dated as of March 15, 2005, between the Company and Paul Joseph Zimmer (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005).
10	.15*	Employment Agreement, dated as of March 15, 2005, between the Company and Raymond E. Scott (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005).
10	.16*	Lear Corporation 1994 Stock Option Plan (incorporated by reference to Exhibit 10.27 to the Company’s Transition Report on Form 10-K filed on March 31, 1994).
10	.17*	Lear Corporation 1994 Stock Option Plan, Second Amendment effective January 1, 1996 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).
10	.18*	Lear Corporation 1994 Stock Option Plan, Third Amendment effective March 14, 1997 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).
10	.19*	Lear Corporation 1996 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 1997).

Exhibit
Number		Exhibit

10	.20*	Form of the Lear Corporation 1996 Stock Option Plan Stock Option Agreement (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).
10	.21*	Lear Corporation Long-Term Stock Incentive Plan, as amended and restated (conformed copy through First Amendment, incorporated by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A filed on March 27, 2003, for the 2003 annual meeting of stockholders).
**10	.22*	Second Amendment to the Lear Corporation Long-Term Stock Incentive Plan, dated as of November 10, 2005.
10	.23*	Form of the Long-Term Stock Incentive Plan 2002 Nontransferable Nonqualified Stock Option Terms and Conditions (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
10	.24*	Form of the Long-Term Stock Incentive Plan 2003 Director Nonqualified, Nontransferable Stock Option Terms and Conditions (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
10	.25*	Performance Share Award Agreement dated June 22, 2004, between the Company and Robert E. Rossiter (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).
10	.26*	Performance Share Award Agreement dated June 22, 2004, between the Company and James H. Vandenberghe (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).
10	.27*	Performance Share Award Agreement dated June 22, 2004, between the Company and Douglas G. DelGrosso (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).
10	.28*	Performance Share Award Agreement dated June 22, 2004, between the Company and David C. Wajsgras (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).
10	.29*	Performance Share Award Agreement dated June 22, 2004, between the Company and Roger A. Jackson (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).
10	.30*	Performance Share Award Agreement dated June 22, 2004, between the Company and Daniel A. Ninivaggi (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).
10	.31*	Form of Performance Share Award Agreement for the three-year period ending December 31, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 10, 2005).
10	.32*	Form of the Long-Term Stock Incentive Plan 2003 Restricted Stock Unit Terms and Conditions for Management (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
10	.33*	Form of the Long-Term Stock Incentive Plan 2003 Deferral and Restricted Stock Unit Agreement — MSPP (U.S.) (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
10	.34*	Form of the Long-Term Stock Incentive Plan 2003 Deferral and Restricted Stock Unit Agreement — MSPP (Non-U.S.) (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
10	.35*	Form of the Long-Term Stock Incentive Plan 2004 Restricted Stock Unit Terms and Conditions for Management (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 11, 2004).
10	.36*	2005 Management Stock Purchase Plan (U.S.) Terms and Conditions (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
10	.37*	2005 Management Stock Purchase Plan (Non-U.S.) Terms and Conditions (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

Exhibit
Number		Exhibit

10	.38*	Long-Term Stock Incentive Plan 2005 Restricted Stock Unit Terms and Conditions (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005).
10	.39*	Long-Term Stock Incentive Plan Supplemental Restricted Stock Unit Terms and Conditions (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005).
10	.40*	Long-Term Stock Incentive Plan Stock Appreciation Rights Terms and Conditions (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005).
**10	.41*	2006 Management Stock Purchase Plan (U.S.) Terms and Conditions.
**10	.42*	2006 Management Stock Purchase Plan (Non-U.S.) Terms and Conditions.
10	.43*	Lear Corporation Outside Directors Compensation Plan, effective January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 7, 2004).
10	.44*	Lear Corporation Estate Preservation Plan (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
10	.45*	Lear Corporation Pension Equalization Program, as amended through August 15, 2003 (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
10	.46*	Lear Corporation Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 10, 2005).
10	.47*	Lear Corporation Executive Supplemental Savings Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 4, 2005).
**10	.48*	First Amendment to the Lear Corporation Executive Supplemental Savings Plan, dated as of November 10, 2005.
10.49		Form of Indemnity Agreement between the Company and each of its directors (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2005).
**11	.1	Computation of net income per share.
**12	.1	Computation of ratios of earnings to fixed charges.
**21	.1	List of subsidiaries of the Company.
**23	.1	Consent of Ernst & Young LLP.
**31	.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
**31	.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
**32	.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32	.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory plan or arrangement.

**	Filed herewith.