Form 10-Q
period 2006-04-01
LEAR CORP
filed 2006-05-04
CIK 842162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2006.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                   Yes  ☒      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of April 28, 2006, the number of shares outstanding of the registrant’s common stock was 67,335,409 shares.

LEAR CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED APRIL 1, 2006

LEAR CORPORATION

PART I —FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTRODUCTION TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We have prepared the condensed consolidated financial statements of Lear Corporation and subsidiaries, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the year ended December 31, 2005.

The financial information presented reflects all adjustments (consisting of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of operations and cash flows and statements of financial position for the interim periods presented. These results are not necessarily indicative of a full year’s results of operations.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	April 1,	December 31,
	2006	2005

	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$171.2	$207.6
Accounts receivable	2,726.6	2,337.6
Inventories	671.5	688.2
Recoverable customer engineering and tooling	215.9	317.7
Other	294.6	295.3

Total current assets	4,079.8	3,846.4

LONG-TERM ASSETS:
Property, plant and equipment, net	2,002.5	2,019.3
Goodwill, net	1,939.9	1,939.8
Other	459.1	482.9

Total long-term assets	4,401.5	4,442.0

	$8,481.3	$8,288.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$17.5	$23.4
Accounts payable and drafts	3,099.3	2,993.5
Accrued liabilities	1,145.2	1,080.4
Current portion of long-term debt	7.9	9.4

Total current liabilities	4,269.9	4,106.7

LONG-TERM LIABILITIES:
Long-term debt	2,237.8	2,243.1
Other	839.0	827.6

Total long-term liabilities	3,076.8	3,070.7

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 150,000,000 shares authorized; 73,281,653 shares issued as of April 1, 2006 and December 31, 2005	0.7	0.7
Additional paid-in capital	1,114.6	1,108.6
Common stock held in treasury, 5,951,138 shares as of April 1, 2006, and 6,094,847 shares as of December 31, 2005, at cost	(218.8)	(225.5)
Retained earnings	362.9	361.8
Accumulated other comprehensive loss	(124.8)	(134.6)

Total stockholders’ equity	1,134.6	1,111.0

	$8,481.3	$8,288.4

The accompanying notes are an integral part of these condensed consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in millions, except per share data)

	Three Months Ended

	April 1,	April 2,
	2006	2005

Net sales	$4,678.5	$4,286.0
Cost of sales	4,459.3	4,086.1
Selling, general and administrative expenses	165.0	151.1
Interest expense	47.7	44.8
Other (income) expense, net	(8.3)	6.9

Income (loss) before benefit for income taxes and cumulative effect of a change in accounting principle	14.8	(2.9)
Benefit for income taxes	(0.2)	(18.5)

Income before cumulative effect of a change in accounting principle	15.0	15.6
Cumulative effect of a change in accounting principle	(2.9)	—

Net income	$17.9	$15.6

Basic net income per share:
Income before cumulative effect of a change in accounting principle	$0.22	$0.23
Cumulative effect of a change in accounting principle	(0.05)	—

Basic net income per share	$0.27	$0.23

Diluted net income per share:
Income before cumulative effect of a change in accounting principle	$0.22	$0.23
Cumulative effect of a change in accounting principle	(0.04)	—

Diluted net income per share	$0.26	$0.23

The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three Months Ended

	April 1, 2006	April 2, 2005

Cash Flows from Operating Activities:
Net income	$17.9	$15.6
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	(2.9)	—
Depreciation and amortization	97.8	95.6
Net change in recoverable customer engineering and tooling	128.6	(62.7)
Net change in working capital items	(235.8)	70.9
Other, net	(4.3)	(0.9)

Net cash provided by operating activities before net change in sold accounts receivable	1.3	118.5
Net change in sold accounts receivable	38.1	—

Net cash provided by operating activities	39.4	118.5

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(92.6)	(129.4)
Other, net	27.9	(4.3)

Net cash used in investing activities	(64.7)	(133.7)

Cash Flows from Financing Activities:
Long-term debt borrowings (repayments), net	(6.1)	5.1
Short-term debt borrowings, net	—	3.6
Dividends paid	(16.8)	(16.8)
Proceeds from exercise of stock options	—	2.2
Repurchase of common stock	—	(25.4)
Increase in drafts	1.1	2.3
Other, net	—	0.3

Net cash used in financing activities	(21.8)	(28.7)

Effect of foreign currency translation	10.7	(15.4)

Net Change in Cash and Cash Equivalents	(36.4)	(59.3)
Cash and Cash Equivalents as of Beginning of Period	207.6	584.9

Cash and Cash Equivalents as of End of Period	$171.2	$525.6

Changes in Working Capital Items:
Accounts receivable	$(428.2)	$(1.4)
Inventories	14.0	(7.0)
Accounts payable	103.9	53.4
Accrued liabilities and other	74.5	25.9

Net change in working capital items	$(235.8)	$70.9

Supplementary Disclosure:
Cash paid for interest	$26.6	$28.9

Cash paid for income taxes	$42.9	$63.5

The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The condensed consolidated financial statements include the accounts of Lear Corporation (“Lear” or the “Parent”), a Delaware corporation and the wholly owned and less than wholly owned subsidiaries controlled by Lear (collectively, the “Company”). In addition, Lear consolidates variable interest entities in which it bears a majority of the risk of the entities’ potential losses or stands to gain from a majority of the entities’ expected returns. Investments in affiliates in which Lear does not have control, but does have the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method.

The Company and its affiliates design and manufacture interior systems and components for automobiles and light trucks. The Company’s main customers are automotive original equipment manufacturers. The Company operates facilities worldwide.

Certain amounts in the prior period’s financial statements have been reclassified to conform to the presentation used in the quarter ended April 1, 2006.

(2) Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” using the modified prospective transition method and recognized income of $2.9 million as a cumulative effect of a change in accounting principle related to a change in accounting for forfeitures. There was no income tax effect resulting from this adoption. SFAS No. 123(R) requires the estimation of expected forfeitures at the grant date and the recognition of compensation cost only for those awards expected to vest. Previously, the Company accounted for forfeitures as they occurred. The adoption of SFAS No. 123(R) will not result in the recognition of additional compensation cost related to outstanding unvested awards, as the Company has recognized compensation cost using the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for all employee awards granted after January 1, 2003. The pro forma effect on net income and net income per share, as if the fair value recognition provisions had been applied to all outstanding and unvested awards granted prior to January 1, 2003, is shown below (in millions, except per share data):

Three Months Ended

April 2, 2005

Net income, as reported	$15.6
Add: Stock-based employee compensation expense included in reported net income, net of tax	4.1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(6.2)

Net income, pro forma	$13.5

Net income per share:
Basic – as reported	$0.23
Basic – pro forma	$0.20
Diluted – as reported	$0.23
Diluted – pro forma	$0.20

(3) Restructuring

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

Although all aspects of the restructuring actions have not been finalized, the Company expects to incur pretax costs of approximately $250 million in connection with the restructuring actions, of which $111.4 million have been incurred through the first quarter of 2006. Such costs will include employee termination benefits, asset impairment charges and contract termination costs, as well as other incremental costs resulting from the restructuring actions. These incremental costs will principally include equipment and personnel relocation costs. The Company also expects to incur incremental manufacturing inefficiency costs at the operating locations impacted by the restructuring actions during the related restructuring implementation period. Restructuring costs will be recognized in the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States. Generally, charges will be recorded as elements of the restructuring strategy are finalized. Actual costs recorded in the Company’s consolidated financial statements may vary from current estimates.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In connection with the Company’s restructuring actions, the Company recorded charges of $22.5 million in the first quarter of 2006, including $21.8 million recorded as cost of sales, $1.1 million recorded as selling, general and administrative expenses and $0.4 million as other income related to gains on the sales of machinery and equipment. The first quarter 2006 charges consist of employee termination benefits of $18.2 million and asset impairment charges of $1.1 million, as well as other costs of $3.2 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations. Asset impairment charges relate to the disposal of machinery and equipment with carrying values of $1.1 million in excess of related estimated fair values.

A summary of the first quarter 2006 restructuring charges is shown below (in millions):

			2006 Utilization

	Accrual as of December 31, 2005	2006 Charges	Cash	Non-cash	Accrual as of April 1, 2006

Employee termination benefits	$15.1	$18.2	$(15.4)	$—	$17.9
Asset impairments	—	1.1	—	(1.1)	—
Contract termination costs	5.0	—	(3.6)	—	1.4
Other related costs	—	3.2	(3.2)	—	—

Total	$20.1	$22.5	$(22.2)	$(1.1)	$19.3

(4) Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. A summary of inventories is shown below (in millions):

	April 1, 2006	December 31, 2005

Raw materials	$492.6	$511.3
Work-in-process	47.7	47.8
Finished goods	131.2	129.1

Inventories	$671.5	$688.2

(5) Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciable property is depreciated over the estimated useful lives of the assets, principally using the straight-line method. A summary of property, plant and equipment is shown below (in millions):

	April 1, 2006	December 31, 2005

Land	$140.2	$140.3
Buildings and improvements	703.7	701.1
Machinery and equipment	3,059.8	3,006.3
Construction in progress	81.7	70.5

Total property, plant and equipment	3,985.4	3,918.2
Less – accumulated depreciation	(1,982.9)	(1,898.9)

Net property, plant and equipment	$2,002.5	$2,019.3

Depreciation expense was $96.6 million and $94.5 million in the three months ended April 1, 2006 and April 2, 2005, respectively.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(6) Goodwill

A summary of the changes in the carrying amount of goodwill, by reportable operating segment, for the three months ended April 1, 2006, is shown below (in millions):

	Seating	Interior	Electronic and Electrical	Total

Balance as of January 1, 2006	$1,034.2	$—	$905.6	$1,939.8
Foreign currency translation and other	(3.4)	—	3.5	0.1

Balance as of April 1, 2006	$1,030.8	$—	$909.1	$1,939.9

(7) Long-Term Debt

A summary of long-term debt and the related weighted average interest rates, including the effect of hedging activities described in Note 16, “Financial Instruments,” is shown below (in millions):

	April 1, 2006		December 31, 2005

	Long-Term Debt	Weighted Average Interest Rate	Long-Term Debt	Weighted Average Interest Rate

Amended and Restated Primary Credit Facility	$400.0	5.81%	$400.0	5.67%
5.75% Senior Notes, due 2014	399.3	5.635%	399.3	5.635%
Zero-coupon Convertible Senior Notes, due 2022	303.6	4.75%	300.1	4.75%
8.125% Euro-denominated Senior Notes, due 2008	300.0	8.125%	295.6	8.125%
8.11% Senior Notes, due 2009	800.0	8.48%	800.0	8.35%
Other	42.8	6.50%	57.5	6.34%

	2,245.7		2,252.5
Current portion	(7.9)		(9.4)

Long-term debt	$2,237.8		$2,243.1

Amended and Restated Primary Credit Facility

As of April 1, 2006, the Company’s Amended and Restated Primary Credit Facility consisted of an Amended and Restated Credit and Guarantee Agreement, which provided for maximum revolving borrowing commitments of $1.7 billion and was scheduled to mature on March 23, 2010, as well as a $400 million term loan facility, which was scheduled to mature on February 11, 2007. As of April 1, 2006 and December 31, 2005, the Company had $400.0 million in borrowings outstanding under the Amended and Restated Primary Credit Facility, all of which were outstanding under the term loan facility. There were no revolving borrowings outstanding.

On April 25, 2006, the Company entered into a $2.7 billion Amended and Restated Credit and Guarantee Agreement (the “New Credit Agreement”), which provides for maximum revolving borrowing commitments of $1.7 billion and a term loan facility of $1.0 billion. The New Credit Agreement replaced the Company’s prior primary credit facility. The $1.7 billion revolving credit facility matures on March 23, 2010, and the $1.0 billion term loan facility matures on April 25, 2012. The New Credit Agreement provides for multicurrency borrowings in a maximum aggregate amount of $750 million, Canadian borrowings in a maximum aggregate amount of $200 million and swing-line borrowings in a maximum aggregate amount of $300 million, the commitments for which are part of the aggregate revolving credit facility commitment.

Of the $1.0 billion proceeds under the term loan facility, $400.0 million was used to repay the term loan facility under the Company’s prior primary credit facility, $316.5 million has been placed in a cash collateral account for the purpose of refinancing or repurchasing the Company’s outstanding zero-coupon convertible senior notes, $200.0 million has been placed in a cash collateral account for the purpose of refinancing or repurchasing a portion of the Company’s 2008 and 2009 senior note debt maturities and the remainder will be used for general corporate purposes. To the extent that the zero-coupon convertible senior notes are otherwise refinanced, the $316.5 million in the cash collateral account will remain in such account and instead be used to refinance or repurchase a portion of the Company’s 2008 and 2009 senior note debt maturities. To the extent that the 2008 and 2009 senior note debt maturities are otherwise refinanced following a refinancing or repurchasing of the zero-coupon convertible senior notes, all monies in the cash collateral accounts will be released to the Company for general corporate purposes. The funds in such cash collateral accounts will be included in other long-term assets in the Company’s consolidated balance sheet. The Company’s ability to utilize the funds in the cash collateral accounts is subject to there being no default or event of default under the credit agreement governing the primary credit facility.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company’s obligations under the New Credit Agreement are secured by a pledge of all or a portion of the capital stock of certain of its subsidiaries, including substantially all of its first-tier subsidiaries, and are partially secured by a security interest in the Company’s assets and the assets of certain of its domestic subsidiaries. In addition, the Company’s obligations under the New Credit Agreement are guaranteed, on a joint and several basis, by certain of its subsidiaries, which guarantee its obligations under its outstanding senior notes and all of which are directly or indirectly 100% owned by the Company.

The New Credit Agreement contains certain affirmative and negative covenants, including (i) limitations on fundamental changes involving the Company or its subsidiaries, asset sales and restricted payments, (ii) a limitation on indebtedness with a maturity shorter than the term loan facility, (iii) a limitation on aggregate subsidiary indebtedness to an amount which is no more than 4% of consolidated total assets, (iv) a limitation on aggregate secured indebtedness to an amount which is no more than $100 million and (v) requirements that the Company maintain an initial leverage ratio of not more than 4.25 to 1 with decreases over time and an initial interest coverage ratio of not less than 2.50 to 1 with increases over time (as such ratios are defined in the new credit agreement). As of April 1, 2006, the Company was in compliance with all covenants set forth in the New Credit Agreement and in its prior primary credit facility. The Company’s leverage and interest coverage ratios were 2.7 to 1 and 4.4 to 1, respectively.

Zero-Coupon Convertible Senior Notes

In February 2002, the Company issued $640.0 million aggregate principal amount at maturity of zero-coupon convertible senior notes due 2022 (the “Convertible Notes”), yielding gross proceeds of $250.3 million. The Convertible Notes are unsecured and rank equally with the Company’s other unsecured senior indebtedness, including the Company’s other senior notes. Each Convertible Note of $1,000 principal amount at maturity was issued at a price of $391.06, representing a yield to maturity of 4.75%. Holders of the Convertible Notes may convert their notes at any time on or before the maturity date at a conversion rate, subject to adjustment, of 7.5204 shares of the Company’s common stock per note, provided that the average per share price of the Company’s common stock for the 20 trading days immediately prior to the conversion date is at least a specified percentage, beginning at 120% upon issuance and declining 1/2% each year thereafter to 110% at maturity, of the accreted value of the Convertible Note, divided by the conversion rate (the “Contingent Conversion Trigger”). The average per share price of the Company’s common stock for the 20 trading days immediately prior to April 1, 2006, was $17.36. As of April 1, 2006, the Contingent Conversion Trigger was $74.43. The Convertible Notes are also convertible (1) if the long-term credit rating assigned to the Convertible Notes by either Moody’s Investors Service or Standard & Poor’s Ratings Services is reduced below Ba3 or BB-, respectively, or either ratings agency withdraws its long-term credit rating assigned to the notes, (2) if the Company calls the Convertible Notes for redemption or (3) upon the occurrence of specified other events.

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

All of the Company’s senior notes are guaranteed by the same subsidiaries that guaranteed the Amended and Restated Primary Credit Facility and that now guarantee the New Credit Agreement. In the event that any such subsidiary ceases to be a guarantor under the New Credit Agreement, such subsidiary will be released as a guarantor of the senior notes. The Company’s obligations under the senior notes are not secured by the pledge of the assets or capital stock of any of its subsidiaries.

All of the Company’s senior notes contain covenants limiting the ability of the Company and its subsidiaries to incur liens and to enter into sale and leaseback transactions and limiting the ability of the Company to consolidate with, to merge with or into or to sell or otherwise dispose of all or substantially all of its assets to any person. As of April 1, 2006, the Company was in compliance with all covenants and other requirements set forth in its senior notes.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(8) Pension and Other Postretirement Benefit Plans

Net Periodic Benefit Cost

The components of the Company’s net periodic benefit cost are shown below (in millions):

	Pension		Other Postretirement

	Three Months Ended		Three Months Ended

	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005

Service cost	$12.6	$10.0	$3.2	$3.0
Interest cost	10.8	8.9	3.7	3.3
Expected return on plan assets	(9.7)	(7.1)	—	—
Amortization of actuarial loss	1.8	0.7	1.4	0.9
Amortization of transition obligation	—	—	0.2	0.6
Amortization of prior service cost	1.3	1.2	(0.9)	(1.1)
Special termination benefits	0.1	—	0.1	0.1

Net periodic benefit cost	$16.9	$13.7	$7.7	$6.8

Contributions

Employer contributions to the Company’s domestic and foreign pension plans for the three months ended April 1, 2006, were approximately $9.3 million, in aggregate. The Company expects to contribute an additional $55 million to $60 million, in aggregate, to its domestic and foreign pension portfolios in 2006.

(9) Other (Income) Expense, Net

Other (income) expense includes state and local non-income taxes, foreign exchange gains and losses, fees associated with the Company’s asset-backed securitization and factoring facilities, minority interests in consolidated subsidiaries, equity in net income of affiliates, gains and losses on the sales of assets and other miscellaneous income and expense. A summary of other (income) expense, net is shown below (in millions):

	April 1, 2006	April 2, 2005

Other expense	$18.4	$9.5
Other income	(26.7)	(2.6)

Other (income) expense, net	$(8.3)	$6.9

For the first quarter of 2006, other income includes gains of $25.9 million related to the sales of the Company’s interests in two affiliates.

(10) Benefit for Income Taxes

The benefit for income taxes was $0.2 million for the first quarter of 2006, as compared to a benefit for income taxes of $18.5 million for the first quarter of 2005. The benefit for income taxes for the first quarter of 2006 includes a one-time tax benefit of $8.6 million resulting from a tax audit resolution and court rulings in certain jurisdictions. The benefit for income taxes in the first quarter of 2006 was also impacted by gains on the sales of the Company’s interests in two affiliates, for which no tax expense was recognized, and a portion of the Company’s restructuring charges, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Further, as a result of the Company recording a valuation allowance related to its net U.S. deferred tax assets in 2005, no Federal income tax will be recognized with respect to U.S. operations in 2006. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. The Company’s future income tax expense will include no tax benefit with respect to U.S. losses and no tax expense with respect to U.S. income until the valuation allowance is eliminated. Accordingly, income taxes are impacted by the U.S. valuation allowance and the mix of earnings among jurisdictions. The benefit for income taxes for the first quarter of 2005 includes a one-time tax benefit of $17.8 million resulting from a tax law change in Poland.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(11) Net Income Per Share

Basic net income per share is computed using the weighted average common shares outstanding during the period. Diluted net income per share includes the dilutive effect of common stock equivalents using the average share price during the period, as well as shares issuable upon conversion of the Company’s outstanding zero-coupon convertible senior notes. A summary of shares outstanding is shown below:

	Three Months Ended

	April 1, 2006	April 2, 2005

Weighted average common shares outstanding	67,216,992	67,247,498
Dilutive effect of common stock equivalents	724,075	1,495,835

Diluted shares outstanding	67,941,067	68,743,333

Diluted net income per share	$0.26	$0.23

The 4,813,056 shares issuable upon conversion of the Company’s outstanding zero-coupon convertible debt and the effect of certain common stock equivalents, including options, restricted stock units and stock appreciation rights, were excluded from the computation of diluted shares outstanding for the three months ended April 1, 2006 and April 2, 2005, as inclusion would have resulted in antidilution. A summary of these options and their exercise prices, as well as these restricted stock units and stock appreciation rights, is shown below:

	Three Months Ended

	April 1, 2006	April 2, 2005

Options
Antidilutive options	2,907,005	437,200
Exercise price	$22.12 - $55.33	$54.22 - $55.33
Restricted stock units	821,237	607,280
Stock appreciation rights	1,138,114	—

(12) Comprehensive Income (Loss)

Comprehensive income (loss) is defined as all changes in a Company’s net assets except changes resulting from transactions with stockholders. It differs from net income in that certain items currently recorded in equity are included in comprehensive income (loss). A summary of comprehensive income (loss) is shown below (in millions):

	Three Months Ended

	April 2, 2005	April 2, 2005

Net income	$17.9	$15.6
Other comprehensive income (loss):
Derivative instruments and hedging activities	(5.8)	(12.0)
Foreign currency translation adjustment	15.6	(64.0)

Other comprehensive loss	9.8	(76.0)

Comprehensive income (loss)	$27.7	$(60.4)

(13) Pre-Production Costs Related to Long-Term Supply Agreements

The Company incurs pre-production engineering, research and development (“ER&D”) and tooling costs related to the products produced for its customers under long-term supply agreements. The Company expenses all pre-production ER&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, the Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which the customer has not provided a non-cancelable right to use the tooling. During the first quarters of 2006 and 2005, the Company capitalized $38.8 million and $75.4 million, respectively, of pre-production ER&D costs for which reimbursement is contractually guaranteed by the customer. In addition, during the first quarters of 2006 and 2005, the Company capitalized $173.9 million and $134.3 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling. These amounts are included in recoverable customer engineering and tooling and other long-term assets in the condensed consolidated balance sheets. During the

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

first quarters of 2006 and 2005, the Company collected $298.5 million and $151.0 million, respectively, of cash related to ER&D and tooling costs.

During the first quarters of 2006 and 2005, the Company capitalized $1.4 million and $11.1 million, respectively, of Company-owned tooling. These amounts are included in property, plant and equipment, net in the condensed consolidated balance sheets.

The classification of recoverable customer engineering and tooling is shown below (in millions):

	April 1, 2006	December 31, 2005

Current	$215.9	$317.7
Long-term	192.7	223.2

Recoverable customer engineering and tooling	$408.6	$540.9

Gains and losses related to ER&D and tooling projects are reviewed on an aggregated program basis. Net gains on projects are deferred and recognized over the life of the long-term supply agreement. Net losses on projects are recognized as costs are incurred.

(14) Legal and Other Contingencies

As of April 1, 2006 and December 31, 2005, the Company had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $50.6 million and $49.5 million, respectively. Such reserves reflect amounts recognized in accordance with accounting principles generally accepted in the United States and typically exclude the cost of legal representation. Product warranty liabilities are recorded separately from legal liabilities, as described below.

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

After the Company filed its patent infringement action against JCI, affiliates of JCI sued one of the Company’s vendors and certain of the vendor’s employees in Ottawa County, Michigan Circuit Court on July 8, 2004, alleging misappropriation of trade secrets. The suit alleges that the defendants misappropriated and shared with the Company trade secrets involving JCI’s universal garage door opener product. JCI seeks to enjoin the defendants from selling or attempting to sell a competing product, as well as compensatory and exemplary damages in unspecified amounts. The Company is not a defendant in this lawsuit; however, the agreements between the Company and the defendants contain customary indemnification provisions. The Company does not believe that its garage door opener product benefited from any allegedly misappropriated trade secrets or technology. However, JCI has sought discovery of certain information which the Company believes is confidential and proprietary, and the Company has intervened in the case as a non-party for the limited purpose of protecting its rights with respect to JCI’s discovery efforts. Discovery has been extended to July 2006. A trial date has not yet been scheduled.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

On June 13, 2005, The Chamberlain Group (“Chamberlain”) filed a lawsuit against the Company and Ford Motor Company (“Ford”) in the Northern District of Illinois alleging patent infringement. Two counts were asserted against the Company and Ford based upon Chamberlain’s rolling code security system patent and a related product which operates transmitters to actuate garage door openers. Two additional counts were asserted against Ford only (not the Company) based upon different Chamberlain patents. The Chamberlain lawsuit was filed in connection with the marketing of the Company’s universal garage door opener system, which competes with a product offered by JCI. JCI obtained technology from Chamberlain to operate its product. In October 2005, JCI joined the lawsuit as a plaintiff along with Chamberlain, and Chamberlain dismissed its infringement claims against Ford based upon its rolling security system patent. JCI and Chamberlain have filed a motion for a preliminary injunction, which the Company is contesting. The Company is vigorously defending the claims asserted in this lawsuit. In addition, the Company filed a motion for summary judgment against JCI and Chamberlain on the ground that there is no infringement by the Company’s product. A trial date has not yet been scheduled.

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

A summary of the changes in product warranty liabilities for the three months ended April 1, 2006, is shown below (in millions):

Balance as of January 1, 2006	$33.9
Expense	0.8
Settlements	(1.1)
Foreign currency translation and other	0.4

Balance as of April 1, 2006	$34.0

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

As of April 1, 2006 and December 31, 2005, the Company had recorded reserves for environmental matters of $5.0 million. While the Company does not believe that the environmental liabilities associated with its current and former properties will have a material

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

adverse effect on its business, consolidated financial position or results of operations, no assurances can be given in this regard.

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

All of the plaintiffs have dismissed their claims for health effects and personal injury damages without prejudice. There is the potential that these plaintiffs could seek separate counsel to re-file their personal injury claims. Currently, there are approximately 270 plaintiffs remaining in the lawsuits who are proceeding with property damage claims only. In March 2005, the venue for these lawsuits was transferred from Lowndes County, Mississippi, to Lafayette County, Mississippi. In April 2005, certain plaintiffs filed an amended complaint alleging negligence, nuisance, intentional tort and conspiracy claims and seeking compensatory and punitive damages. In April 2005, the court scheduled the first trial date for the first group of plaintiffs to commence in March 2006. The March 2006 trial date has since been continued until August 14, 2006.

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

In the first quarter of 2006, UTC entered into a settlement agreement with the plaintiffs and filed a lawsuit against the Company in the State of Connecticut Superior Court, District of Hartford, seeking declaratory relief and indemnification from the Company for the settlement amount, attorney fees, costs and expenses UTC paid in settling and defending the Columbus, Mississippi lawsuits. The Company will vigorously defend this lawsuit and intends to reassert its indemnification claims against UTC and Johnson Electric.

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

In April 2006, a former employee of the Company filed a purported class action lawsuit in the U.S. District Court for the Eastern District of Michigan against the Company, members of its Board of Directors, members of its Employee Benefits Committee and certain of its human resources personnel alleging violations of the Employment Retirement Income Security Act (ERISA) with respect to the Company’s retirement savings plans for salaried and hourly employees. The complaint alleges that the defendants breached their

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

fiduciary duties to plan participants by, among other things, providing them with company matching contributions and offering them the option of investing in the Company’s common stock, which allegedly was not a prudent investment. Plaintiff purports to bring these claims on behalf of the plans and all persons who were participants in or beneficiaries of the plans from February 2, 2005 to the present and seeks to recover losses allegedly suffered by the plans. The complaint does not specify the amount of damages sought. No determination has been made that a class action can be maintained, and there have been no decisions on the merits of the case. The Company intends to vigorously defend this action.

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

The Company evaluates the performance of its operating segments based primarily on (i) revenues from external customers, (ii) income (loss) before interest, other (income) expense, income taxes and cumulative effect of a change in accounting principle (“segment earnings”) and (iii) cash flows, being defined as segment earnings less capital expenditures plus depreciation and amortization. A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	Three Months Ended April 1, 2006

	Seating	Interior	Electronic and Electrical	Other	Consolidated

Revenues from external customers	$2,992.5	$898.7	$787.3	$—	$4,678.5
Segment earnings	125.9	(59.5)	53.1	(65.3)	54.2
Depreciation and amortization	40.4	24.8	26.8	5.8	97.8
Capital expenditures	36.8	33.1	15.7	7.0	92.6
Total assets	4,170.6	1,511.1	2,178.1	621.5	8,481.3

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended April 2, 2005

	Seating	Interior	Electronic and Electrical	Other	Consolidated

Revenues from external customers	$2,748.7	$762.8	$774.5	$—	$4,286.0
Segment earnings	50.1	(8.4)	58.5	(51.4)	48.8
Depreciation and amortization	35.1	30.0	25.3	5.2	95.6
Capital expenditures	59.1	37.5	20.4	12.4	129.4
Total assets	4,057.3	2,510.9	2,319.2	934.0	9,821.4

As of December 31, 2005, the Company changed its allocation of cash and cash equivalents. Cash and cash equivalents previously reflected in the reportable operating segments, has been reflected in total in “Other.” As of April 2, 2005, total assets by reportable operating segment reflect this change. In addition, the prior year’s reportable operating segment information has been reclassified to reflect the current organizational structure of the Company.

For the three months ended April 1, 2006, segment earnings include restructuring charges of $15.1 million, $5.8 million and $2.0 million in the seating, interior and electronic and electrical segments, respectively (Note 3, “Restructuring”).

A reconciliation of consolidated segment earnings to consolidated income (loss) before benefit for income taxes and cumulative effect of a change in accounting principle is shown below (in millions):

	Three Months Ended

	April 1, 2006	April 2, 2005

Segment earnings	$54.2	$48.8
Interest expense	47.7	44.8
Other (income) expense, net	(8.3)	6.9

Income (loss) before benefit for income taxes and cumulative effect of a change in accounting principle	$14.8	$(2.9)

(16) Financial Instruments

Certain of the Company’s European and Asian subsidiaries periodically factor their accounts receivable with financial institutions. Such receivables are factored without recourse to the Company and are excluded from accounts receivable in the condensed consolidated balance sheets. As of April 1, 2006 and December 31, 2005, the amount of factored receivables was $298.1 million and $256.2 million, respectively. The Company cannot provide any assurances that these factoring facilities will be available or utilized in the future.

Asset-Backed Securitization Facility

The Company and several of its U.S. subsidiaries sell certain accounts receivable to a wholly-owned, consolidated, bankruptcy-remote special purpose corporation (Lear ASC Corporation) under an asset-backed securitization facility (the “ABS facility”). In turn, Lear ASC Corporation transfers undivided interests in up to $150 million of the receivables to bank-sponsored commercial-paper conduits. As of April 1, 2006, accounts receivable totaling $641.2 million had been transferred to Lear ASC Corporation, including $491.2 million of retained interests, which serves as credit enhancement for the facility and is included in accounts receivable in the condensed consolidated balance sheet as of April 1, 2006. As of December 31, 2005, accounts receivable totaling $673.4 million had been transferred to Lear ASC Corporation, including $523.4 million of retained interests, which serves as credit enhancement for the facility and is included in accounts receivable in the condensed consolidated balance sheet as of December 31, 2005. A discount on the sale of receivables of $1.6 million and $0.8 million was recognized in the three months ended April 1, 2006 and April 2, 2005, respectively, and is reflected in other expense, net in the condensed consolidated statements of income.

The Company retains a subordinated ownership interest in the pool of receivables sold to Lear ASC Corporation. This retained interest is recorded at fair value, which is generally based on a discounted cash flow analysis. The Company continues to service the transferred receivables for an annual servicing fee. The conduit investors and Lear ASC Corporation have no recourse to the Company or its subsidiaries for the failure of the accounts receivable obligors to pay timely on the accounts receivable.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table summarizes certain cash flows received from and paid to Lear ASC Corporation (in millions):

	Three Months Ended

	April 1, 2006	April 2, 2005

Proceeds from collections reinvested in securitizations	$1,071.6	$1,093.3
Servicing fees received	1.5	1.3

Derivative Instruments and Hedging Activities

Forward foreign exchange, futures and option contracts — The Company uses forward foreign exchange, futures and option contracts to reduce the effect of fluctuations in foreign exchange rates on short-term, foreign currency denominated intercompany transactions and other known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Mexican peso, Canadian dollar and the Euro. Forward foreign exchange and futures contracts are accounted for as fair value hedges when the hedged item is a recognized asset or liability or an unrecognized firm commitment. As of April 1, 2006, contracts designated as fair value hedges with $1.9 billion of notional amount were outstanding with maturities of less than fifteen months. As of April 1, 2006, the fair market value of these contracts was approximately negative $5.8 million. Forward foreign exchange, futures and option contracts are accounted for as cash flow hedges when the hedged item is a forecasted transaction or the variability of cash flows to be paid or received relates to a recognized asset or liability. As of April 1, 2006, contracts designated as cash flow hedges with $565.3 million of notional amount were outstanding with maturities of less than nine months. As of April 1, 2006, the fair market value of these foreign exchange contracts was approximately negative $4.7 million.

Interest rate swap contracts — The Company uses interest rate swap contracts to manage its exposure to fluctuations in interest rates. Interest rate swap contracts which fix the interest payments of certain variable rate debt instruments or fix the market rate component of anticipated fixed rate debt instruments are accounted for as cash flow hedges. Interest rate swap contracts which hedge the change in fair market value of certain fixed rate debt instruments are accounted for as fair value hedges. As of April 1, 2006, contracts representing $600.0 million of notional amount were outstanding with maturity dates of September 2007 through May 2009. Of these outstanding contracts, $300.0 million modify the fixed rate characteristics of the Company’s outstanding 8.11% senior notes due May 2009. These contracts convert fixed rate obligations into variable rate obligations with coupons which reset semi-annually based on LIBOR plus spreads of 4.58%. However, the effective cost of these contracts, including the impact of swap contract restructuring, is LIBOR plus 3.85%. The remaining $300.0 million modify the variable rate characteristics of the Company’s variable rate debt instruments, which are generally set a three-month LIBOR rates. These contracts convert variable rate obligations into fixed rate obligations with a weighted average interest rate of 4.17% and mature in September 2007. The fair market value of all outstanding interest rate swap contracts is subject to changes in value due to changes in interest rates. As of April 1, 2006, the fair market value of these interest rate swap contracts was approximately negative $13.3 million.

As of April 1, 2006 and December 31, 2005, net gains of approximately $3.3 million and $9.0 million, respectively, related to derivative instruments and hedging activities were recorded in accumulated other comprehensive loss. Net gains of $1.6 million and $5.5 million related to the Company’s hedging activities were reclassified from accumulated other comprehensive loss into earnings in the three months ended April 1, 2006 and April 2, 2005, respectively. As of April 1, 2006, all cash flow hedges were scheduled to mature within nine months, all fair value hedges of the Company’s fixed rate debt instruments were scheduled to mature within four years, and all fair value hedges of the Company’s foreign exchange exposure were scheduled to mature within fifteen months. During the twelve month period ended March 31, 2007, the Company expects to reclassify into earnings net losses of approximately $2.2 million recorded in accumulated other comprehensive loss. Such losses will be reclassified at the time the underlying hedged transactions are realized. During the three months ended April 1, 2006 and April 2, 2005, amounts recognized in the condensed consolidated statements of income related to changes in the fair value of cash flow and fair value hedges excluded from the effectiveness assessments and the ineffective portion of changes in the fair value of cash flow and fair value hedges were not material.

Non-U.S. dollar financing transactions — The Company has designated its 8.125% Euro-denominated senior notes (Note 6, “Long-Term Debt) as a net investment hedge of long-term investments in its Euro-functional subsidiaries. As of April 1, 2006, the amount recorded in cumulative translation adjustment related to the effective portion of the net investment hedge of foreign operations was approximately negative $76.2 million.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(17) Accounting Pronouncements

Inventory Costs

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” This statement clarifies the requirement that abnormal inventory-related costs be recognized as current-period charges and requires that the allocation of fixed production overheads to inventory conversion costs be based on the normal capacity of the production facilities. The provisions of this statement are to be applied prospectively to inventory costs incurred during fiscal years beginning after June 15, 2005. The effects of adoption were not significant.

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

Financial Instruments

The FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.”  This statement resolves issues related to the application of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to beneficial interests in securitized assets.  The provisions of this statement are to be applied prospectively to all financial instruments acquired or issued during fiscal years beginning after September 15, 2006.  The Company is currently evaluating the provisions of this statement but does not expect the effects of adoption to be significant.

The FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” This statement requires that all servicing assets and liabilities be initially measured at fair value. The provisions of this statement are to be applied prospectively to all servicing transactions beginning after September 15, 2006.  The Company is currently evaluating the provisions of this statement but does not expect the effects of adoption to be significant.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(18) Supplemental Guarantor Condensed Consolidating Financial Statements

	April 1, 2006

	Parent	Guarantors	Non- guarantors	Eliminations	Consolidated

	(Unaudited; in millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46.3	$11.2	$113.7	$—	$171.2
Accounts receivable	136.1	543.9	2,046.6	—	2,726.6
Inventories	23.5	227.7	420.3	—	671.5
Recoverable customer engineering and tooling	98.5	15.9	101.5	—	215.9
Other	111.5	38.9	144.2	—	294.6

Total current assets	415.9	837.6	2,826.3	—	4,079.8

LONG-TERM ASSETS:
Property, plant and equipment, net	260.0	705.0	1,037.5	—	2,002.5
Goodwill, net	454.5	537.0	948.4	—	1,939.9
Investments in subsidiaries	3,309.4	2,945.2	—	(6,254.6)	—
Other	187.1	30.3	241.7	—	459.1

Total long-term assets	4,211.0	4,217.5	2,227.6	(6,254.6)	4,401.5

	$4,626.9	$5,055.1	$5,053.9	$(6,254.6)	$8,481.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$—	$—	$17.5	$—	$17.5
Accounts payable and drafts	402.1	889.7	1,807.5	—	3,099.3
Accrued liabilities	236.8	256.0	652.4	—	1,145.2
Current portion of long-term debt	—	2.1	5.8	—	7.9

Total current liabilities	638.9	1,147.8	2,483.2	—	4,269.9

LONG-TERM LIABILITIES:
Long-term debt	2,197.8	8.5	31.5	—	2,237.8
Intercompany accounts, net	351.5	990.3	(1,341.8)	—	—
Other	304.1	157.4	377.5	—	839.0

Total long-term liabilities	2,853.4	1,156.2	(932.8)	—	3,076.8

STOCKHOLDERS’ EQUITY	1,134.6	2,751.1	3,503.5	(6,254.6)	1,134.6

	$4,626.9	$5,055.1	$5,053.9	$(6,254.6)	$8,481.3

	December 31, 2005

	Parent	Guarantors	Non- guarantors	Eliminations	Consolidated

	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38.6	$4.8	$164.2	$—	$207.6
Accounts receivable	111.3	398.3	1,828.0	—	2,337.6
Inventories	32.4	244.3	411.5	—	688.2
Recoverable customer engineering and tooling	188.9	19.3	109.5	—	317.7
Other	118.2	56.5	120.6	—	295.3

Total current assets	489.4	723.2	2,633.8	—	3,846.4

LONG-TERM ASSETS:
Property, plant and equipment, net	248.7	743.3	1,027.3	—	2,019.3
Goodwill, net	454.5	536.5	948.8	—	1,939.8
Investments in subsidiaries	3,274.0	2,865.7	—	(6,139.7)	—
Other	181.4	30.7	270.8	—	482.9

Total long-term assets	4,158.6	4,176.2	2,246.9	(6,139.7)	4,442.0

	$4,648.0	$4,899.4	$4,880.7	$(6,139.7)	$8,288.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$—	$—	$23.4	$—	$23.4
Accounts payable and drafts	388.7	785.6	1,819.2	—	2,993.5
Accrued liabilities	242.7	211.5	626.2	—	1,080.4
Current portion of long-term debt	2.1	2.1	5.2	—	9.4

Total current liabilities	633.5	999.2	2,474.0	—	4,106.7

LONG-TERM LIABILITIES:
Long-term debt	2,194.7	8.4	40.0	—	2,243.1
Intercompany accounts, net	410.0	1,012.5	(1,422.5)	—	—
Other	298.8	158.0	370.8	—	827.6

Total long-term liabilities	2,903.5	1,178.9	(1,011.7)	—	3,070.7

STOCKHOLDERS’ EQUITY	1,111.0	2,721.3	3,418.4	(6,139.7)	1,111.0

	$4,648.0	$4,899.4	$4,880.7	$(6,139.7)	$8,288.4

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(18) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	For the Three Months Ended April 1, 2006

	Parent	Guarantors	Non- guarantors	Eliminations	Consolidated

	(Unaudited; in millions)

Net sales	$475.6	$1,889.0	$3,152.5	$(838.6)	$4,678.5

Cost of sales	500.6	1,850.8	2,946.5	(838.6)	4,459.3
Selling, general and administrative expenses	59.4	27.3	78.3	—	165.0
Interest expense	15.1	23.5	9.1	—	47.7
Intercompany (income) expense, net	(131.8)	87.5	44.3	—	—
Other (income) expense, net	(31.3)	12.0	11.0	—	(8.3)

Income (loss) before income taxes, equity in net (income) loss of subsidiaries and cumulative effect of a change in accounting principle	63.6	(112.1)	63.3	—	14.8
Provision (benefit) for income taxes	(2.9)	1.7	1.0	—	(0.2)
Equity in net (income) loss of subsidiaries	51.5	(33.6)	—	(17.9)	—

Income (loss) before cumulative effect of a change in accounting principle	15.0	(80.2)	62.3	17.9	15.0
Cumulative effect of a change in accounting principle	(2.9)	—	—	—	(2.9)

Net income	$17.9	$(80.2)	$62.3	$17.9	$17.9

	For the Three Months Ended April 2, 2005

	Parent	Guarantors	Non- guarantors	Eliminations	Consolidated

	(Unaudited; in millions)

Net sales	$422.5	$1,628.9	$2,842.1	$(607.5)	$4,286.0

Cost of sales	471.0	1,545.6	2,677.0	(607.5)	4,086.1
Selling, general and administrative expenses	41.3	27.8	82.0	—	151.1
Interest expense	16.6	19.0	9.2	—	44.8
Intercompany (income) expense, net	(120.8)	72.6	48.2	—	—
Other expense, net	0.9	5.9	0.1	—	6.9

Income (loss) before income taxes and equity in net income of subsidiaries	13.5	(42.0)	25.6	—	(2.9)
Provision (benefit) for income taxes	5.2	(15.1)	(8.6)	—	(18.5)
Equity in net income of subsidiaries	(7.3)	(71.5)	—	78.8	—

Net income	$15.6	$44.6	$34.2	$(78.8)	$15.6

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(18) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	For the Three Months Ended April 1, 2006

	Parent	Guarantors	Non- guarantors	Eliminations	Consolidated

	(Unaudited; in millions)

Net cash provided by operating activities	$154.7	$(41.3)	$(74.0)	$—	$39.4
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(14.4)	(30.6)	(47.6)		(92.6)
Other, net	31.2	(3.0)	(0.3)	—	27.9

Net cash used in investing activities	16.8	(33.6)	(47.9)	—	(64.7)

Cash Flows from Financing Activities:
Long-term debt repayments, net	(2.1)	(0.1)	(3.9)	—	(6.1)
Dividends paid	(16.8)	—	—	—	(16.8)
Increase in drafts	7.6	(0.6)	(5.9)	—	1.1
Change in intercompany accounts	(152.5)	78.3	74.2	—	—

Net cash used in financing activities	(163.8)	77.6	64.4	—	(21.8)

Effect of foreign currency translation	—	3.7	7.0	—	10.7

Net Change in Cash and Cash Equivalents	7.7	6.4	(50.5)		(36.4)
Cash and Cash Equivalents as of Beginning of Period	38.6	4.8	164.2	—	207.6

Cash and Cash Equivalents as of End of Period	$46.3	$11.2	$113.7	$—	$171.2

	For the Three Months Ended April 2, 2005

	Parent	Guarantors	Non- guarantors	Eliminations	Consolidated

	(Unaudited; in millions)

Net cash provided by operating activities	$(41.2)	$140.2	$19.5	$—	$118.5
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(33.1)	(54.6)	(41.7)		(129.4)
Other, net	0.1	1.1	(5.5)	—	(4.3)

Net cash used in investing activities	(33.0)	(53.5)	(47.2)	—	(133.7)

Cash Flows from Financing Activities:
Long-term debt borrowings, net	5.3	(0.2)	—	—	5.1
Short-term debt borrowings, net	—	—	3.6	—	3.6
Dividends paid	(16.8)	—	—	—	(16.8)
Proceeds from exercise of stock options	2.2	—	—	—	2.2
Repurchase of common stock	(25.4)	—	—	—	(25.4)
Increase in drafts	1.3	(0.5)	1.5	—	2.3
Other, net	0.3	—	—	—	0.3
Change in intercompany accounts	60.3	(90.6)	30.3	—	—

Net cash used in financing activities	27.2	(91.3)	35.4	—	(28.7)

Effect of foreign currency translation	—	2.5	(17.9)	—	(15.4)

Net Change in Cash and Cash Equivalents	(47.0)	(2.1)	(10.2)		(59.3)
Cash and Cash Equivalents as of Beginning of Period	123.5	3.8	457.6	—	584.9

Cash and Cash Equivalents as of End of Period	$76.5	$1.7	$447.4	$—	$525.6

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(18) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

Basis of Presentation — Certain of the Company’s wholly-owned subsidiaries (the “Guarantors”) have unconditionally fully guaranteed, on a joint and several basis, the punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all of the Company’s obligations under the New Credit Agreement and the indentures governing the Company’s senior notes, including the Company’s obligations to pay principal, premium, if any, and interest with respect to the senior notes. The senior notes consist of $800 million aggregate principal amount of 8.11% senior notes due 2009, Euro 250 million aggregate principal amount of 8.125% senior notes due 2008, $640 million aggregate principal amount at maturity of zero-coupon convertible senior notes due 2022 and $400 million aggregate principal amount of 5.75% senior notes due 2014. The Guarantors under the indentures are currently Lear Automotive Dearborn, Inc., Lear Automotive (EEDS) Spain S.L., Lear Corporation EEDS and Interiors, Lear Corporation (Germany) Ltd., Lear Corporation Mexico, S.A. de C.V., Lear Operations Corporation and Lear Seating Holdings Corp. #50. Lear Automotive Dearborn, Inc. became a Guarantor under the indentures effective April 25, 2006. In lieu of providing separate unaudited financial statements for the Guarantors, the Company has included the unaudited supplemental guarantor condensed consolidating financial statements above. These financial statements reflect the guarantors listed above for all periods presented. Management does not believe that separate financial statements of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented.

As of December 31, 2005 and for the three months ended April 2, 2005, the supplemental guarantor condensed consolidating financial statements have been restated to reflect certain changes to the equity investments of guarantor subsidiaries.

Distributions — There are no significant restrictions on the ability of the Guarantors to make distributions to the Company.

Selling, General and Administrative Expenses — During the three months ended April 1, 2006 and April 2, 2005, the Parent allocated $12.9 million and $21.3 million, respectively, of corporate selling, general and administrative expenses to its operating subsidiaries. The allocations were based on various factors, which estimate usage of particular corporate functions, and in certain instances, other relevant factors, such as the revenues or the number of employees of the Company’s subsidiaries.

Long-term debt of the Parent and the Guarantors — A summary of long-term debt of the Parent and the Guarantors on a combined basis is shown below (in millions):

	April 1, 2006	December 31, 2005

Amended and restated primary credit facility	$400.0	$400.0
Senior notes	1,802.9	1,795.0
Other long-term debt	5.5	12.3

	2,208.4	2,207.3
Less — current portion	(2.1)	(4.2)

	$2,206.3	$2,203.1

The obligations of foreign subsidiary borrowers under the New Credit Agreement are guaranteed by the Parent.

For more information on the above indebtedness, see Note 7, “Long-Term Debt.”

LEAR CORPORATION

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

 EXECUTIVE OVERVIEW

We are one of the world’s largest automotive interior systems suppliers based on net sales. Our net sales have grown from $14.1 billion for the year ended December 31, 2000, to $17.1 billion for the year ended December 31, 2005. We supply every major automotive manufacturer in the world, including General Motors, Ford, DaimlerChrysler, BMW, Fiat, PSA, Volkswagen, Hyundai, Renault-Nissan, Mazda, Toyota and Porsche.

We supply automotive manufacturers with complete automotive seat systems, electrical distribution systems and various electronic products. We also supply automotive interior components and systems, including instrument panels and cockpit systems, headliners and overhead systems, door panels and flooring and acoustic systems.

In light of recent customer and market trends, we have been evaluating strategic alternatives with respect to our interior segment. On March 29, 2006, we agreed in principle to contribute substantially all of our European interior products business to International Automotive Components Group, a joint venture with WL Ross & Co. LLC and Franklin Mutual Advisers, LLC. We expect to receive a minority equity stake in the joint venture. Establishment of the joint venture is subject to the negotiation and execution of a definitive agreement and other conditions. No assurances can be given that the joint venture will be completed on the terms contemplated or at all. Accordingly, such assets are not classified as held for sale in the accompanying condensed consolidated financial statements. We continue to pursue strategic alternatives with respect to our North American interior products business.

Demand for our products is directly related to automotive vehicle production. Automotive sales and production can be affected by general economic or industry conditions, labor relations issues, regulatory requirements, trade agreements and other factors. Our operating results are also significantly impacted by what is referred to in this section as “vehicle platform mix”; that is, the overall commercial success of the vehicle platforms for which we supply particular products, as well as our relative profitability on these platforms. A significant loss of business with respect to any vehicle model for which we are a significant supplier, or a decrease in the production levels of any such models, could have a material adverse impact on our future operating results. In addition, our two largest customers, General Motors and Ford, accounted for approximately 44% of our net sales in 2005, excluding net sales to Saab, Volvo, Jaguar and Land Rover, which are affiliates of General Motors or Ford. The automotive operations of both General Motors and Ford experienced significant operating losses in 2005 and have recently announced restructuring actions, which could have a material impact on our future operating results.

Automotive industry conditions in North America and Europe continue to be challenging. In North America, the industry is characterized by significant overcapacity, fierce competition and significant pension and healthcare liabilities for the domestic automakers. In Europe, the market structure is more fragmented with significant overcapacity. We expect these challenging industry conditions to continue in the foreseeable future. Although North American production levels increased during the first quarter of 2006 as compared to a year ago, production levels on several of our key platforms decreased. In 2005, the market share of certain of our key customers in both North America and Europe declined. There remains considerable uncertainty regarding our customers’ production schedules in 2006. Historically, the majority of our sales have been derived from the U.S.-based automotive manufacturers in North America and, to a lesser extent, automotive manufacturers in Western Europe. As discussed below, our ability to increase sales in the future will depend, in part, on our ability to increase our penetration of Asian automotive manufacturers worldwide and leverage our existing North American and European customer base across all product lines.

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

In the second quarter of 2005, we began to implement consolidation and census actions in order to address unfavorable industry conditions. These actions continued throughout 2005 and the first quarter of 2006 and are part of a comprehensive restructuring strategy intended to (i) better align our manufacturing capacity with the changing needs of our customers, (ii) eliminate excess capacity and lower our operating costs and (iii) streamline our organizational structure and reposition our business for improved long-term profitability. In connection with the restructuring actions, we expect to incur pretax costs of approximately $250 million, although all aspects of the restructuring actions have not been finalized.

LEAR CORPORATION

Our material cost as a percentage of net sales increased to 68.3% in 2005 from 65.5% in 2004. A substantial portion of this increase was the result of less favorable vehicle platform mix and increase in certain raw material, energy and commodity costs, as well as net selling price reductions. Raw material, energy and commodity costs (principally steel, resins and other oil-based commodities) remained high and continued to have an adverse impact on our operating results in the first quarter of 2006. Unfavorable industry conditions have also resulted in financial distress within our supply base and an increase in commercial disputes and the risk of supply disruption. We have developed and implemented strategies to mitigate or partially offset the impact of higher raw material, energy and commodity costs, which include aggressive cost reduction actions, the utilization of our cost technology optimization process, the selective in-sourcing of components where we have available capacity, the continued consolidation of our supply base and the acceleration of low-cost country sourcing and engineering. However, due to the magnitude and duration of the increased raw material, energy and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers, offset only a portion of the adverse impact. We expect that high raw material, energy and commodity costs will continue to have an adverse impact on our operating results in the foreseeable future. See “— Forward-Looking Statements” and Item 1A, “Risk Factors – High raw material costs may continue to have a significant adverse impact on our profitability,” in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Our success in generating cash flow will depend, in part, on our ability to efficiently manage working capital. Working capital can be significantly impacted by the timing of cash flows from sales and purchases. Historically, we have been generally successful in aligning our vendor payment terms with our customer payment terms. However, our ability to continue to do so may be adversely impacted by the recent decline in our financial results and adverse industry conditions. In addition, our cash flow is also dependent on our ability to efficiently manage our capital spending. We utilize return on investment as a measure of the efficiency with which assets are deployed to increase earnings. Improvements in our return on investment will depend on our ability to maintain an appropriate asset base for our business and to increase productivity and operating efficiency. The level of profitability and the return on investment of our interior segment is significantly below that of our seating and electronic and electrical segments.

In the first quarter of 2006, we incurred costs of $25 million related to the restructuring actions described above, including $23 million of restructuring charges and $2 million of manufacturing inefficiencies. In addition, we recognized aggregate gains of $26 million related to the sales of our interests in two affiliates. For further information regarding these items, see “— Restructuring” and Note 3, “Restructuring,” and Note 9, “Other (Income) Expense, Net,” to the accompanying condensed consolidated financial statements.

This section includes forward-looking statements that are subject to risks and uncertainties. For further information regarding other factors that have had, or may have in the future, a significant impact on our business, financial condition or results of operations, see “— Forward-Looking Statements” and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2005.

LEAR CORPORATION

 RESULTS OF OPERATIONS

A summary of our operating results as a percentage of net sales is shown below (dollar amounts in millions):

	Three months ended

	April 1, 2006		April 2, 2005

Net sales
Seating	$2,992.5	64.0%	$2,748.7	64.1%
Interior	898.7	19.2	762.8	17.8
Electronic and electrical	787.3	16.8	774.5	18.1

Net sales	4,678.5	100.0	4,286.0	100.0

Gross profit	219.2	4.7	199.9	4.7
Selling, general and administrative expenses	165.0	3.5	151.1	3.5
Interest expense	47.7	1.0	44.8	1.0
Other (income) expense, net	(8.3)	(0.2)	6.9	0.2
Benefit for income taxes	(0.2)	—	(18.5)	(0.4)
Cumulative effect of a change in
accounting principle	(2.9)	—	—	—

Net income	$17.9	0.4%	$15.6	0.4%

Three Months Ended April 1, 2006 vs. Three Months Ended April 2, 2005

Net sales in the first quarter of 2006 were $4.7 billion as compared to $4.3 billion in the first quarter of 2005, an increase of $393 million or 9.2%. New business favorably impacted net sales by $632 million. This increase was partially offset by the impact of net foreign exchange rate fluctuations and changes in industry production volumes and vehicle platform mix, which reduced net sales by $127 million and $122 million, respectively.

Gross profit and gross margin were $219 million and 4.7% in the quarter ended April 1, 2006, as compared to $200 million and 4.7% in the quarter ended April 2, 2005. New business favorably impacted gross profit by $50 million and was partially offset by costs related to our restructuring actions of $24 million. The impact of selling price reductions was largely offset by changes in industry production volumes and vehicle platform mix.

Selling, general and administrative expenses, including research and development, were $165 million in the three months ended April 1, 2006, as compared to $151 million in the three months ended April 2, 2005. As a percentage of net sales, selling, general and administrative expenses were 3.5% in the first quarters of 2006 and 2005. The increase in selling, general and administrative expenses was largely due to costs associated with our interior segment, including increases in new program engineering costs and costs related to the implementation of our strategy for this business. Inflationary increases in compensation and benefit expenses were largely offset by the impact of recent census reduction actions.

Interest expense was $48 million in the first quarter of 2006 as compared to $45 million in the first quarter of 2005. The impact of increased debt levels and interest rates was largely offset by the impact of increased utilization of our asset-backed securitization and factoring facilities. Fees associated with our asset-backed securitization and factoring facilities are reflected in other (income) expense.

Other (income) expense, which includes state and local non-income taxes, foreign exchange gains and losses, fees associated with our asset-backed securitization and factoring facilities, minority interests in consolidated subsidiaries, equity in net income (loss) of affiliates, gains and losses on the sales of assets and other miscellaneous income and expense, was income of $8 million in the first three months of 2006 as compared to expense of $7 million in the first three months of 2005. In the first quarter of 2006, we recognized gains of $26 million related to the sales of our interests in two affiliates. The impact of these gains was partially offset by the impact of foreign exchange gains and losses and an increase in minority interests in consolidated subsidiaries.

The benefit for income taxes was $0.2 million for the first quarter of 2006, as compared to a benefit for income taxes of $19 million for the first quarter of 2005. The benefit for income taxes for the first quarter of 2006 includes a one-time tax benefit of $9 million resulting from a tax audit resolution and court rulings in certain jurisdictions. The benefit for income taxes in the first quarter of 2006 was also impacted by gains on the sales of our interests in two affiliates, for which no tax expense was recognized, and a portion of our restructuring charges, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Further, as a result of recording a valuation allowance related to our net U.S. deferred tax assets in 2005, no Federal income tax will be recognized with respect to U.S. operations in 2006. We intend to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Our

LEAR CORPORATION

future income tax expense will include no tax benefit with respect to U.S. losses and no tax expense with respect to U.S. income until the valuation allowance is eliminated. Accordingly, income taxes are impacted by the U.S. valuation allowance and the mix of earnings among jurisdictions. The benefit for income taxes for the first quarter of 2005 includes a one-time tax benefit of $18 million resulting from a tax law change in Poland.

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share-Based Payment.” As a result, we recognized a cumulative effect of a change in accounting principle of $3 million in the first quarter of 2006 related to a change in accounting for forfeitures. For further information, see Note 2 “Accounting for Stock-Based Compensation,” to the accompanying condensed consolidated financial statements.

Net income in the first quarter of 2006 was $18 million, or $0.26 per diluted share, as compared to $16 million, or $0.23 per diluted share, in the first quarter of 2005, for the reasons described above.

 Reportable Operating Segments

The financial information presented below is for our three reportable operating segments for the periods presented. These segments are: seating, which includes seat systems and the components thereof; interior, which includes instrument panels and cockpit systems, headliners and overhead systems, door panels, flooring and acoustic systems and other interior products; and electronic and electrical, which includes electronic products and electrical distribution systems, primarily wire harnesses and junction boxes; interior control and entertainment systems; and wireless systems. Financial measures regarding each segment’s income (loss) before interest, other (income) expense, income taxes and cumulative effect of a change in accounting principle (“segment earnings”) and segment earnings divided by net sales (“margin”) are not measures of performance under accounting principles generally accepted in the United States (“GAAP”). Such measures are presented because we evaluate the performance of our reportable operating segments, in part, based on income (loss) before interest, other (income) expense, income taxes and cumulative effect of a change in accounting principles and the related margin. Segment earnings should not be considered in isolation or as a substitute for net income, net cash provided by operating activities or other income statement or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, segment earnings, as we determine it, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated segment earnings to consolidated income (loss) before benefit for income taxes and cumulative effect of a change in accounting principle, see Note 15, “Segment Reporting,” to the accompanying condensed consolidated financial statements.

Seating

A summary of financial measures for our seating segment is shown below (dollar amounts in millions):

	Three months ended

	April 1, 2006	April 2, 2005

Net sales	$2,992.5	$2,748.7
Segment earnings	125.9	50.1
Margin	4.2%	1.8%

Seating net sales were $3.0 billion in the first quarter of 2006 as compared to $2.7 billion in the first quarter of 2005, an increase of $244 million or 8.9%. New business favorably impacted net sales by $363 million. This increase was partially offset by changes in industry production volumes and vehicle platform mix, as well as the impact of net foreign exchange rate fluctuations, which reduced net sales by $76 million and $66 million, respectively. Segment earnings and the related margin on net sales were $126 million and 4.2% in the first three months of 2006 as compared to $50 million and 1.8% in the first three months of 2005. The collective impact of new business and changes in industry production volumes and vehicle platform mix favorably impacted segment earnings by $84 million. These increases were partially offset by costs related to our restructuring actions of $15 million.

LEAR CORPORATION

Interior

A summary of financial measures for our interior segment is shown below (dollar amounts in millions):

	Three months ended

	April 1, 2006	April 2, 2005

Net sales	$898.7	$762.8
Segment earnings	(59.5)	(8.4)
Margin	(6.6%)	(1.1%)

Interior net sales were $899 million in the first quarter of 2006 as compared to $763 million in the first quarter of 2005, an increase of $136 million or 17.8%. New business favorably impacted net sales by $216 million. This increase was partially offset by changes in industry production volumes and vehicle platform mix, as well as the impact of net foreign exchange rate fluctuations, which reduced net sales by $63 million and $21 million, respectively. Segment earnings and the related margin on net sales were ($60) million and (6.6)% in the first three months of 2006 as compared to ($8) million and (1.1)% in the first three months of 2005. Segment earnings were negatively impacted primarily by the net impact of higher raw material and commodity costs on both new and existing programs, inefficiencies associated with new program launch activity and, to a lesser extent, increases in research and development costs. During the first quarter of 2006, we also incurred costs related to our restructuring actions of $7 million.

Electronic and Electrical

A summary of financial measures for our electronic and electrical segment is shown below (dollar amounts in millions):

	Three months ended

	April 1, 2006	April 2, 2005

Net sales	$787.3	$774.5
Segment earnings	53.1	58.5
Margin	6.7%	7.6%

Electronic and electrical net sales were $787 million in the first quarter of 2006 as compared to $775 million in the first quarter of 2005, an increase of $13 million or 1.7%. New business favorably impacted net sales by $53 million. This increase was partially offset by the impact of net foreign exchange rate fluctuations, which reduced net sales by $40 million. Changes in industry production volumes and vehicle platform mix were offset by the impact of selling price reductions. Segment earnings and the related margin on net sales were $53 million and 6.7% in the first three months of 2006 as compared to $59 million and 7.6% in the first three months of 2005. The impact of selling price reductions, inefficiencies associated with new program launch activity and low-cost country transition costs was largely offset by the benefit of our productivity initiatives and other efficiencies. During the first quarter of 2006, we also incurred costs related to our restructuring actions of $3 million.

RESTRUCTURING

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

In connection with our restructuring actions, we recorded restructuring and related manufacturing inefficiency charges of $25 million in the first quarter of 2006, including $24 million recorded as cost of sales and $1 million recorded as selling, general and administrative expenses. Restructuring activities resulted in cash expenditures of $24 million in the first quarter of 2006. The first

LEAR CORPORATION

quarter 2006 charges consist of employee termination benefits of $18 million and asset impairment charges of $1 million, as well as other costs of $4 million. We also estimate that we incurred approximately $2 million in manufacturing inefficiency costs during this period as a result of the restructuring. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations. Asset impairment charges relate to the disposal of machinery and equipment with carrying values of $1 million in excess of related estimated fair values. Restructuring costs in 2006 are estimated to be in the range of $120 to $150 million.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund capital expenditures, service indebtedness and support working capital requirements. In addition, approximately 90% of the costs associated with our current restructuring strategy are expected to require cash expenditures. Our principal sources of liquidity are cash flows from operating activities and borrowings under available credit facilities. A substantial portion of our operating income is generated by our subsidiaries. As a result, we are dependent on the earnings and cash flows of and the combination of dividends, distributions and advances from our subsidiaries to provide the funds necessary to meet our obligations. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear. For further information regarding potential dividends from our non-U.S. subsidiaries, see Note 8, “Income Taxes,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

In addition, we utilize uncommitted lines of credit as needed for our short-term working capital fluctuations. The availability of uncommitted lines of credit may be affected by our financial performance, credit ratings and other factors. Uncommitted lines of credit decreased by approximately $80 million in the first quarter of 2006. See “— Off-Balance Sheet Arrangements” and “— Accounts Receivable Factoring.”

Cash Flow

Cash flows from operating activities were $39 million in the first three months of 2006 as compared to $119 million in the first three months of 2005. The net change in working capital, including the net change in recoverable customer engineering and tooling, resulted in a $115 million decrease in cash provided by operating activities between periods. This was partially offset by the net change in sold accounts receivable, which resulted in a $38 million increase in cash provided by operating activities between periods. Increases in accounts receivable and accounts payable used cash of $428 million and generated cash of $104 million, respectively, in the first three months of 2006, reflecting an increase in net sales and the timing of payments received from our customers and made to our suppliers.

Cash flows used in investing activities were $65 million in the first three months of 2006 as compared to $134 million in the first three months of 2005. This decrease reflects a $37 million decline in capital expenditures, as well as cash received of $30 million related to the sales of our interests in two affiliates. Capital expenditures in 2006 are estimated at approximately $400 million, down from last year’s peak level due primarily to lower launch activity.

Cash flows used in financing activities were $22 million in the first three months of 2006 as compared to $29 million in the first three months of 2005. A decrease in cash used to repurchase common stock was partially offset by reduced borrowings/increased repayments of both short-term and long-term debt.

Capitalization

In addition to cash provided by operating activities, we utilize a combination of our amended and restated primary credit facility and long-term notes to fund our capital expenditures and working capital requirements. As of April 1, 2006 and April 2, 2005, our outstanding debt balance was $2.2 billion and $2.5 billion, respectively. For the three months ended April 1, 2006 and April 2, 2005, the weighted average long-term interest rate, including rates under our credit facility and the effect of hedging activities, was 6.7% and 6.9%, respectively.

We utilize uncommitted lines of credit as needed for our short-term working capital fluctuations. As of April 1, 2006 and April 2, 2005, our outstanding unsecured short-term debt balance was $18 million and $40 million, respectively. For the three months ended April 1, 2006 and April 2, 2005, the weighted average short-term interest rate, including the effect of hedging activities, was 4.8% and 3.4%, respectively.

Amended and Restated Primary Credit Facility

As of April 1, 2006, our amended and restated primary credit facility consisted of an amended and restated credit and guarantee agreement, which provided for maximum revolving borrowing commitments of $1.7 billion and was scheduled to mature on March 23, 2010, as well as a $400 million term loan facility, which was scheduled to mature on February 11, 2007. As of April 1, 2006 we

LEAR CORPORATION

had $400.0 million in borrowings outstanding under the amended and restated primary credit facility, all of which were outstanding under the term loan facility as well as $93 million committed under outstanding letters of credit.

On April 25, 2006, we entered into a $2.7 billion amended and restated credit and guarantee agreement (the “new credit agreement”), which provides for maximum revolving borrowing commitments of $1.7 billion and a term loan facility of $1.0 billion. The new credit agreement replaced our prior primary credit facility. The $1.7 billion revolving credit facility matures on March 23, 2010 and the $1.0 billion term loan facility matures on April 25, 2012. The new credit agreement provides for multicurrency borrowings in a maximum aggregate amount of $750 million, Canadian borrowings in a maximum aggregate amount of $200 million and swing-line borrowings in a maximum aggregate amount of $300 million, the commitments for which are part of the aggregate revolving credit facility commitment.

Of the $1.0 billion proceeds under the term loan facility, $400 million was used to repay the term loan facility under our prior primary credit facility, $317 million has been placed in a cash collateral account for the purpose of refinancing or repurchasing our outstanding zero-coupon convertible senior notes, $200 million has been placed in a cash collateral account for the purpose of refinancing or repurchasing a portion of our 2008 and 2009 senior note debt maturities and the remainder will be used for general corporate purposes. To the extent that the zero-coupon convertible senior notes are otherwise refinanced, the $317 million in the cash collateral account will remain in such account and instead be used to refinance or repurchase a portion of our 2008 and 2009 senior note debt maturities. To the extent that the 2008 and 2009 senior note debt maturities are otherwise refinanced following a refinancing or repurchasing of the zero-coupon convertible senior notes, all monies in the cash collateral accounts will be released to us for general corporate purposes. Our ability to utilize funds in the cash collateral accounts is subject to there being no default or event of default under the credit agreement governing the primary credit facility.

Our obligations under the new credit agreement are secured by a pledge of all or a portion of the capital stock of certain of our subsidiaries, including substantially all of our first-tier subsidiaries, and are partially secured by a security interest in our assets and the assets of certain of our domestic subsidiaries. In addition, our obligations under the new credit agreement are guaranteed, on a joint and several basis, by certain of our subsidiaries, which guarantee our obligations under our outstanding senior notes and all of which are directly or indirectly 100% owned by the Company.

The new credit agreement contains certain affirmative and negative covenants, including (i) limitations on fundamental changes involving us or our subsidiaries, asset sales and restricted payments, (ii) a limitation on our indebtedness with a maturity shorter than the term loan facility, (iii) a limitation on aggregate subsidiary indebtedness to an amount which is no more than 4% of our consolidated total assets, (iv) a limitation on aggregate secured indebtedness to an amount which is no more than $100 million and (v) requirements that we maintain an initial leverage ratio of not more than 4.25 to 1 with decreases over time and an initial interest coverage ratio of not less than 2.50 to 1 with increases over time (as such ratios are defined in the new credit agreement). As of April 1, 2006, we were in compliance with all covenants set forth in our new credit agreement and in our prior primary credit facility. Our leverage and interest coverage ratios were 2.7 to 1 and 4.4 to 1, respectively. These ratios are calculated on a trailing four quarter basis. As a result, any decline in our future operating results will negatively impact our coverage ratios.

Senior Notes

In addition to borrowings outstanding under our amended and restated primary credit facility, as of April 1, 2006, we had $1.8 billion of debt outstanding, including short-term borrowings, consisting primarily of $399 million aggregate principal amount of senior notes due 2014, $304 million accreted value of zero-coupon senior notes due 2022, Euro 250 million (approximately $300 million based on the exchange rate in effect as of April 1, 2006) aggregate principal amount of senior notes due 2008 and $800 million aggregate principal amount of senior notes due 2009.

All of our senior notes are guaranteed by the same subsidiaries that guaranteed the amended and restated primary credit facility and that now guarantee the new credit agreement. In the event that any such subsidiary ceases to be a guarantor under the new credit agreement, such subsidiary will be released as a guarantor of the senior notes. Our obligations under the senior notes are not secured by the pledge of the assets or capital stock of any of our subsidiaries.

All of our senior notes contain covenants restricting our ability to incur liens and to enter into sale and leaseback transactions and restricting our ability to consolidate with, to merge with or into or to sell or otherwise dispose of all or substantially all of our assets to any person. As of April 1, 2006, we were in compliance with all covenants and other requirements set forth in our senior notes.

Zero-Coupon Convertible Senior Notes

In February 2002, we issued $640 million aggregate principal amount at maturity of zero-coupon convertible senior notes due 2022, yielding gross proceeds of $250 million. The notes are unsecured and rank equally with our other unsecured senior indebtedness,

LEAR CORPORATION

including our other senior notes. Each note of $1,000 principal amount at maturity was issued at a price of $391.06, representing a yield to maturity of 4.75%. Holders of the notes may convert their notes at any time on or before the maturity date at a conversion rate, subject to adjustment, of 7.5204 shares of our common stock per note, provided that the average per share price of our common stock for the 20 trading days immediately prior to the conversion date is at least a specified percentage, beginning at 120% upon issuance and declining 1/2% each year thereafter to 110% at maturity, of the accreted value of the note, divided by the conversion rate (the “Contingent Conversion Trigger”). The average per share price of our common stock for the 20 trading days immediately prior to April 1, 2006, was $17.36. As of April 1, 2006, the Contingent Conversion Trigger was $74.43. The notes are also convertible (1) if the long-term credit rating assigned to the notes by either Moody’s Investors Service or Standard & Poor’s Ratings Services is reduced below Ba3 or BB-, respectively, or either ratings agency withdraws its long-term credit rating assigned to the notes, (2) if we call the notes for redemption or (3) upon the occurrence of specified other events.

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

Contractual Obligations

Our scheduled maturities of long-term debt, including capital lease obligations, and our scheduled interest payments on our outstanding debt as of April 1, 2006, adjusted to reflect our new credit agreement, are shown below (in millions):

	2006	2007		2008	2009	2010	Thereafter	Total

Long-term debt maturities	$10.9	$328.4	(1)	$310.7	$801.0	$8.8	$1,385.9	$2,845.7	(2)
Interest payments on our outstanding debt	152.7	190.0		177.4	132.2	99.4	193.0	944.7	(3)

(1)

Our zero-coupon convertible senior notes are reflected in the contractual obligations table above at their book value of $304 million as of April 1, 2006. Their accreted value as of February 20, 2007 (the first date at which holders may require us to purchase their notes) will be $317 million.

(2)	Total long-term debt maturities reflect borrowings under our new term loan facility of $1.0 billion, which matures on April 25, 2012, and the repayment of our prior term loan facility of $400 million.

(3)	Total interest payments on our outstanding debt reflect interest on borrowings under our new term loan facility at interest rates in effect as of the date of this Report.

For further information regarding our contractual obligations, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Condition — Capitalization — Contractual Obligations,” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Off-Balance Sheet Arrangements

Asset-Backed Securitization Facility

We have in place an asset-backed securitization facility (the “ABS facility”) which provides for maximum purchases of adjusted accounts receivable of $150 million. As of April 1, 2006, accounts receivable of $150 million were sold under this facility. Although we utilized the ABS facility throughout 2005, as of April 2, 2005, there were no accounts receivable sold under the facility. The level of funding utilized under this facility is based on the credit ratings of our major customers, the level of aggregate accounts receivable in a specific month and our funding requirements. Should our major customers experience further reductions in their credit ratings, we may be unable or elect not to utilize the ABS facility in the future. Should this occur, we would utilize our amended and restated primary credit facility to replace the funding currently provided by the ABS facility. In addition, the ABS facility providers can elect to discontinue the program in the event that our senior secured debt credit rating declines to below B- or B3 by Standard & Poor’s Ratings Services or Moody’s Investors Service, respectively.

Guarantees and Commitments

We guarantee the residual value of certain of our leased assets. As of April 1, 2006, these guarantees totaled $27 million. In addition, we guarantee certain of the debt of some of our unconsolidated affiliates. The percentages of debt guaranteed of these entities are based on our ownership percentages. As of April 1, 2006, the aggregate amount of debt guaranteed was approximately $29 million.

LEAR CORPORATION

Accounts Receivable Factoring

Certain of our European and Asian subsidiaries periodically factor their accounts receivable with financial institutions. Such receivables are factored without recourse to us and are excluded from accounts receivable in the condensed consolidated balance sheets. As of April 1, 2006 and December 31, 2005, the amount of factored receivables was $298 million and $256 million, respectively. We cannot provide any assurances that these factoring facilities will be available or utilized in the future.

Credit Ratings

The credit ratings below are not recommendations to buy, sell or hold our securities and are subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

The credit ratings of our senior secured and unsecured debt as of the date of this Report are shown below. For our senior secured debt, the ratings of Standard & Poor’s Rating Services and Fitch Ratings are four levels below investment grade, while the rating of Moody’s Investors Service is five levels below investment grade. For our senior unsecured debt, the ratings of Standard & Poor’s Rating Services and Moody’s Investors Service are six levels below investment grade, while the rating of Fitch Ratings is four levels below investment grade.

	Standard & Poor’s Ratings Services	Moody’s Investors Service	Fitch Ratings

Credit rating of senior secured debt	B+	B2	B+
Corporate rating	B+	B2	B
Credit rating of senior unsecured debt	B-	B3	N/A
Ratings outlook	Negative	Negative	Negative

Dividends

A summary of 2006 dividend activity is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date

$0.25 per share	February 9, 2006	February 24, 2006	March 13, 2006

On March 29, 2006, our quarterly cash dividend program was suspended indefinitely. The payment of future dividends is dependent upon our financial condition, results of operations, capital requirements, alternative uses of capital and other factors. See “— Forward-Looking Statements.” Also, we are subject to the restrictions on common stock repurchases contained in the credit agreement governing our new primary credit facility.

Common Stock Repurchase Program

In November 2004, our Board of Directors approved a common stock repurchase program which permits the discretionary repurchase of up to 5,000,000 shares of our common stock through November 15, 2006. There were no shares repurchased under this program during the first three months of 2006. During the first three months of 2005, we repurchased 490,900 shares of our outstanding common stock at an average purchase price of $51.72 per share, excluding commissions of $0.03 per share. As of April 1, 2006, 4,509,100 shares of common stock were available for repurchase under the common stock repurchase program. The extent to which we will repurchase our common stock and the timing of such repurchases will depend upon prevailing market conditions, alternative uses of capital and other factors. See “— Forward-Looking Statements.” Also, we are subject to the restrictions on common stock repurchases contained in the credit agreement governing our new primary credit facility.

Adequacy of Liquidity Sources

We believe that cash flows from operations and availability under our available credit facilities will be sufficient to meet our liquidity needs, including capital expenditures and anticipated working capital requirements, for the foreseeable future. Our cash flows from operations, borrowing availability and overall liquidity are subject to risks and uncertainties. See “— Executive Overview” above, “— Forward-Looking Statements” below and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Market Rate Sensitivity

In the normal course of business, we are exposed to market risk associated with fluctuations in foreign exchange rates and interest rates. We manage these risks through the use of derivative financial instruments in accordance with management’s guidelines. We

LEAR CORPORATION

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

Our most significant foreign currency transactional exposures relate to the Mexican peso, the Canadian dollar and the Euro. We have performed a quantitative analysis of our overall currency rate exposure as of April 1, 2006. The potential earnings benefit related to net unhedged transactional exposures from a hypothetical 10% strengthening of the U.S. dollar relative to all other currencies for a twelve-month period is approximately $1 million. The potential earnings exposure related to net unhedged transactional exposures from a similar strengthening of the Euro relative to all other currencies for a twelve-month period is approximately $14 million.

As of April 1, 2006, foreign exchange contracts representing $2.5 billion of notional amount were outstanding with maturities of less than fifteen months. As of April 1, 2006, the fair market value of these foreign exchange contracts was approximately negative $11 million. A 10% change in the value of the U.S. dollar relative to all other currencies would result in a $54 million change in the aggregate fair market value of these contracts. A 10% change in the value of the Euro relative to all other currencies would result in a $55 million change in the aggregate fair market value of these contracts.

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

Interest Rates

We use a combination of fixed and variable rate debt and interest rate swap contracts to manage our exposure to interest rate movements. Our exposure to variable interest rates on outstanding variable rate debt instruments indexed to United States or European Monetary Union short-term money market rates is partially managed by the use of interest rate swap contracts to convert certain variable rate debt obligations to fixed rate, matching effective and maturity dates to specific debt instruments. We also utilize interest rate swap contracts to convert certain fixed rate debt obligations to variable rate, matching effective and maturity dates to specific debt instruments. All of our interest rate swap contracts are executed with banks that we believe are creditworthy and are denominated in currencies that match the underlying debt instrument. Net interest payments or receipts from interest rate swap contracts are recorded as adjustments to interest expense in our condensed consolidated statements of income on an accrual basis.

We have performed a quantitative analysis of our overall interest rate exposure as of April 1, 2006. This analysis assumes an instantaneous 100 basis point parallel shift in interest rates at all points of the yield curve. The potential adverse pretax earnings impact from this hypothetical increase for a twelve-month period is approximately $13 million.

As of April 1, 2006, interest rate swap contracts representing $600 million of notional amount were outstanding with maturity dates of September 2007 through May 2009. Of these outstanding contracts, $300 million are designated as fair value hedges and modify the fixed rate characteristics of our outstanding 8.11% senior notes due May 2009. The remaining $300 million are designated as cash flow hedges and modify the variable rate characteristics of our variable rate debt instruments. The fair market value of all outstanding interest rate swap contracts is subject to changes in value due to changes in interest rates. As of April 1, 2006, the fair market value of these contracts was approximately negative $13 million. A 100 basis point parallel shift in interest rates would result in a $6 million change in the aggregated fair market value of these contracts.

Commodity Prices

We have commodity price risk with respect to purchases of certain raw materials, including steel, leather, resins, chemicals and diesel fuel. In limited circumstances, we have used financial instruments to mitigate this risk. Increases in certain raw material, energy and

LEAR CORPORATION

commodity costs (principally steel, resins and other oil-based commodities) had a material adverse impact on our operating results in 2005 and continued to have an adverse impact on our operating results in the first quarter of 2006.

We have developed and implemented strategies to mitigate or partially offset the impact of higher raw material, energy and commodity costs, which include aggressive cost reduction actions, the utilization of our cost technology optimization process, the selective in-sourcing of components where we have available capacity, the continued consolidation of our supply base and the acceleration of low-cost country sourcing and engineering. However, due to the magnitude and duration of the increased raw material, energy and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers, offset only a portion of the adverse impact. We expect that high raw material, energy and commodity costs will continue to have an adverse impact on our operating results in the foreseeable future. See “— Forward-Looking Statements” and Item 1A, “Risk Factors – High raw material costs may continue to have a significant adverse impact on our profitability,” in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

After we filed our patent infringement action against JCI, affiliates of JCI sued one of our vendors and certain of the vendor’s employees in Ottawa County, Michigan Circuit Court on July 8, 2004, alleging misappropriation of trade secrets. The suit alleges that the defendants misappropriated and shared with us trade secrets involving JCI’s universal garage door opener product. JCI seeks to enjoin the defendants from selling or attempting to sell a competing product, as well as compensatory and exemplary damages in unspecified amounts. We are not a defendant in this lawsuit; however, the agreements between us and the defendants contain customary indemnification provisions. We do not believe that our garage door opener product benefited from any allegedly misappropriated trade secrets or technology. However, JCI has sought discovery of certain information which we believe is confidential and proprietary, and we have intervened in the case as a non-party for the limited purpose of protecting our rights with respect to JCI’s discovery efforts. Discovery has been extended to July 2006. A trial date has not yet been scheduled.

On June 13, 2005, The Chamberlain Group (“Chamberlain”) filed a lawsuit against us and Ford Motor Company (“Ford”) in the Northern District of Illinois alleging patent infringement. Two counts were asserted against us and Ford based upon Chamberlain’s rolling code security system patent and a related product which operates transmitters to actuate garage door openers. Two additional counts were asserted against Ford only (not us) based upon different Chamberlain patents. The Chamberlain lawsuit was filed in connection with the marketing of our universal garage door opener system, which competes with a product offered by JCI. JCI obtained technology from Chamberlain to operate its product. In October 2005, JCI joined the lawsuit as a plaintiff along with Chamberlain, and Chamberlain dismissed its infringement claims against Ford based upon its rolling security system patent. JCI and Chamberlain have filed a motion for a preliminary injunction, which we are contesting. We are vigorously defending the claims asserted in this lawsuit. In addition, we filed a motion for summary judgment against JCI and Chamberlain on the ground that there is no infringement by our product. A trial date has not yet been scheduled.

LEAR CORPORATION

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

All of the plaintiffs have dismissed their claims for health effects and personal injury damages without prejudice. There is the potential that these plaintiffs could seek separate counsel to re-file their personal injury claims. Currently, there are approximately 270 plaintiffs remaining in the lawsuits who are proceeding with property damage claims only. In March 2005, the venue for these lawsuits was transferred from Lowndes County, Mississippi, to Lafayette County, Mississippi. In April 2005, certain plaintiffs filed an amended complaint alleging negligence, nuisance, intentional tort and conspiracy claims and seeking compensatory and punitive damages. In April 2005, the court scheduled the first trial date for the first group of plaintiffs to commence in March 2006. The March 2006 trial date has since been continued until August 14, 2006.

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

In the first quarter of 2006, UTC entered into a settlement agreement with the plaintiffs and filed a lawsuit against us in the State of Connecticut Superior Court, District of Hartford, seeking declaratory relief and indemnification from us for the settlement amount, attorney fees, costs and expenses UTC paid in settling and defending the Columbus, Mississippi lawsuits. We will vigorously defend this lawsuit and intend to reassert our indemnification claims against UTC and Johnson Electric.

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

LEAR CORPORATION

accounting for payments and credits by suppliers. The SEC subpoena seeks the production of documents relating to payments or credits by us to General Motors from 2001 to the present. We are cooperating with the SEC in connection with this matter.

In April 2006, a former employee of ours filed a purported class action lawsuit in the U.S. District Court for the Eastern District of Michigan against us, members of our Board of Directors, members of our Employee Benefits Committee and certain of our human resources personnel alleging violations of the Employment Retirement Income Security Act (ERISA) with respect to our retirement savings plans for salaried and hourly employees. The complaint alleges that the defendants breached their fiduciary duties to plan participants by, among other things, providing them with company matching contributions and offering them the option of investing in our common stock, which allegedly was not a prudent investment. Plaintiff purports to bring these claims on behalf of the plans and all persons who were participants in or beneficiaries of the plans from February 2, 2005 to the present and seeks to recover losses allegedly suffered by the plans. The complaint does not specify the amount of damages sought. No determination has been made that a class action can be maintained, and there have been no decisions on the merits of the case. We intend to vigorously defend this action.

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

Significant Accounting Policies and Critical Accounting Estimates

Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, they are subject to an inherent degree of uncertainty. As a result, actual results in these areas may differ significantly from our estimates. For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies and Critical Accounting Estimates,” and Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no significant changes in our significant accounting policies or critical accounting estimates during the first three months of 2006.

Recently Issued Accounting Pronouncements

Inventory Costs

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” This statement clarifies the requirement that abnormal inventory-related costs be recognized as current-period charges and requires that the allocation of fixed production overheads to inventory conversion costs be based on the normal capacity of the production facilities. The provisions of this statement are to be applied prospectively to inventory costs incurred during fiscal years beginning after June 15, 2005. The effects of adoption were not significant.

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

LEAR CORPORATION

general exception for nonmonetary asset exchanges that lack commercial substance. The provisions of this statement are to be applied prospectively to nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The effects of adoption were not significant.

Financial Instruments

The FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” This statement resolves issues related to the application of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to beneficial interests in securitized assets. The provisions of this statement are to be applied prospectively to all financial instruments acquired or issued during fiscal years beginning after September 15, 2006. We are currently evaluating the provisions of this statement but do not expect the effects of adoption to be significant.

The FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” This statement requires that all servicing assets and liabilities be initially measured at fair value. The provisions of this statement are to be applied prospectively to all servicing transactions beginning after September 15, 2006. We are currently evaluating the provisions of this statement but do not expect the effects of adoption to be significant.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. The words “will,” “may,” “designed to,” “outlook,” “believes,” “should,” “anticipates,” “plans,” “expects,” “intends,” “estimates” and similar expressions identify these forward-looking statements. All statements contained or incorporated in this Report which address operating performance, events or developments that we expect or anticipate may occur in the future, including statements related to business opportunities, awarded sales contracts, sales backlog and net income per share growth or statements expressing views about future operating results, are forward-looking statements. Important factors, risks and uncertainties that may cause actual results to differ from those expressed in our forward-looking statements include, but are not limited to:

•	general economic conditions in the markets in which we operate, including changes in interest rates;

•	fluctuations in the production of vehicles for which we are a supplier;

•	labor disputes involving us or our significant customers or suppliers or that otherwise affect us;

•	our ability to achieve cost reductions that offset or exceed customer-mandated selling price reductions;

•	the outcome of customer productivity negotiations;

•	the impact and timing of program launch costs;

•	the costs and timing of facility closures, business realignment or similar actions;

•	increases in our warranty or product liability costs;

•	risks associated with conducting business in foreign countries;

•	competitive conditions impacting our key customers and suppliers;

•	raw material costs and availability;

•	our ability to mitigate the significant impact of recent increases in raw material, energy and commodity costs;

•	the outcome of legal or regulatory proceedings to which we are or may become a party;

•	unanticipated changes in cash flow, including our ability to align our vendor payment terms with those of our customers;

•	the finalization of our restructuring strategy;

•	the outcome of various strategic alternatives being evaluated with respect to our interior segment; and

•	other risks described from time to time in our other SEC filings.

Finally, our agreement in principle to contribute our European interior business to a joint venture with WL Ross & Co. LLC is subject to the negotiation and execution of a definitive agreement and other conditions. No assurances can be given that the proposed transaction will be completed on the terms contemplated or at all.

The forward-looking statements in this Report are made as of the date hereof, and we do not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after the date hereof.

LEAR CORPORATION

ITEM 4 – CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

The Company has evaluated, under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer along with the Company’s Vice Chairman and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. However, based on that evaluation, the Company’s Chairman and Chief Executive Officer along with the Company’s Vice Chairman and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Report.

(b)	Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended April 1, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

After we filed our patent infringement action against JCI, affiliates of JCI sued one of our vendors and certain of the vendor’s employees in Ottawa County, Michigan Circuit Court on July 8, 2004, alleging misappropriation of trade secrets. The suit alleges that the defendants misappropriated and shared with us trade secrets involving JCI’s universal garage door opener product. JCI seeks to enjoin the defendants from selling or attempting to sell a competing product, as well as compensatory and exemplary damages in unspecified amounts. We are not a defendant in this lawsuit; however, the agreements between us and the defendants contain customary indemnification provisions. We do not believe that our garage door opener product benefited from any allegedly misappropriated trade secrets or technology. However, JCI has sought discovery of certain information which we believe is confidential and proprietary, and we have intervened in the case as a non-party for the limited purpose of protecting our rights with respect to JCI’s discovery efforts. Discovery has been extended to July 2006. A trial date has not yet been scheduled.

On June 13, 2005, The Chamberlain Group (“Chamberlain”) filed a lawsuit against us and Ford Motor Company (“Ford”) in the Northern District of Illinois alleging patent infringement. Two counts were asserted against us and Ford based upon Chamberlain’s

LEAR CORPORATION

rolling code security system patent and a related product which operates transmitters to actuate garage door openers. Two additional counts were asserted against Ford only (not us) based upon different Chamberlain patents. The Chamberlain lawsuit was filed in connection with the marketing of our universal garage door opener system, which competes with a product offered by JCI. JCI obtained technology from Chamberlain to operate its product. In October 2005, JCI joined the lawsuit as a plaintiff along with Chamberlain, and Chamberlain dismissed its infringement claims against Ford based upon its rolling security system patent. JCI and Chamberlain have filed a motion for a preliminary injunction, which we are contesting. We are vigorously defending the claims asserted in this lawsuit. In addition, we filed a motion for summary judgment against JCI and Chamberlain on the ground that there is no infringement by our product. A trial date has not yet been scheduled.

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

All of the plaintiffs have dismissed their claims for health effects and personal injury damages without prejudice. There is the potential that these plaintiffs could seek separate counsel to re-file their personal injury claims. Currently, there are approximately 270 plaintiffs remaining in the lawsuits who are proceeding with property damage claims only. In March 2005, the venue for these lawsuits was transferred from Lowndes County, Mississippi, to Lafayette County, Mississippi. In April 2005, certain plaintiffs filed an amended complaint alleging negligence, nuisance, intentional tort and conspiracy claims and seeking compensatory and punitive damages. In April 2005, the court scheduled the first trial date for the first group of plaintiffs to commence in March 2006. The March 2006 trial date has since been continued until August 14, 2006.

LEAR CORPORATION

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

In the first quarter of 2006, UTC entered into a settlement agreement with the plaintiffs and filed a lawsuit against us in the State of Connecticut Superior Court, District of Hartford, seeking declaratory relief and indemnification from us for the settlement amount, attorney fees, costs and expenses UTC paid in settling and defending the Columbus, Mississippi lawsuits. We will vigorously defend this lawsuit and intend to reassert our indemnification claims against UTC and Johnson Electric.

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

In April 2006, a former employee of ours filed a purported class action lawsuit in the U.S. District Court for the Eastern District of Michigan against us, members of our Board of Directors, members of our Employee Benefits Committee and certain of our human resources personnel alleging violations of the Employment Retirement Income Security Act (ERISA) with respect to our retirement savings plans for salaried and hourly employees. The complaint alleges that the defendants breached their fiduciary duties to plan participants by, among other things, providing them with company matching contributions and offering them the option of investing in our common stock, which allegedly was not a prudent investment. Plaintiff purports to bring these claims on behalf of the plans and all persons who were participants in or beneficiaries of the plans from February 2, 2005 to the present and seeks to recover losses allegedly suffered by the plans. The complaint does not specify the amount of damages sought. No determination has been made that a class action can be maintained, and there have been no decisions on the merits of the case. We intend to vigorously defend this action.

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

Although we record reserves for legal, product warranty and environmental matters in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” the outcomes of these matters are inherently uncertain. Actual results may differ significantly from current estimates. See Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2005.

We are involved in certain other legal actions and claims arising in the ordinary course of business, including, without limitation, commercial disputes, intellectual property matters, personal injury claims, tax claims and employment matters. Although the outcome of any legal matter cannot be predicted with certainty, we do not believe that any of these other legal proceedings or matters in which we are currently involved, either individually or in the aggregate, will have a material adverse effect on our business, consolidated financial position or results of operations. See Item 1A, “Risk Factors — We are involved from time to time in legal proceedings and

LEAR CORPORATION

commercial or contractual disputes, which could have an adverse impact on our profitability and consolidated financial position,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Matters,” in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 1A – RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no shares repurchased under our common stock repurchase program during the quarter ended April 1, 2006. For information about this program, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capitalization – Common Stock Repurchase Program.”

ITEM 6 – EXHIBITS

The exhibits listed on the “Index to Exhibits” on page 43 are filed with this Form 10-Q or incorporated by reference as set forth below.

LEAR CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION

Dated: May 4, 2006	By:	/s/ Robert E. Rossiter

Robert E. Rossiter
President and Chief Executive Officer

	By:	/s/ James H. Vandenberghe

James H. Vandenberghe
Vice Chairman and Chief Financial Officer

	By:	/s/ Matthew J. Simoncini

Matthew J. Simoncini
Vice President of Global Finance

LEAR CORPORATION

INDEX TO EXHIBITS

Exhibit Number		Exhibit

* 3.1		Certificate of Incorporation of Lear Automotive Dearborn, Inc., as amended.

* 3.2		By-laws of Lear Automotive Dearborn, Inc.

4.1

Supplemental Indenture No. 5 to the Indenture dated as of May 15, 1999, among Lear Corporation, the Guarantors set forth therein and The Bank of New York Trust Company, N.A. (as successor to The Bank of New York), as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report of Form 8-K filed on April 25, 2006).

4.2

Supplemental Indenture No. 4 to the Indenture dated as of March 20, 2001, among Lear Corporation, the Guarantors set forth therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.3 to the Company’s Current Report of Form 8-K filed on April 25, 2006).

4.3

Supplemental Indenture No. 3 to the Indenture dated as of February 20, 2002, among Lear Corporation, the Guarantors set forth therein and The Bank of New York Trust Company, N.A. (as successor to The Bank of New York), as trustee (incorporated by reference to Exhibit 10.4 to the Company’s Current Report of Form 8-K filed on April 25, 2006).

4.4

Supplemental Indenture No. 2 to the Indenture dated as of August 3, 2004, among Lear Corporation, the Guarantors set forth therein and The Bank of New York Trust Company, N.A. (as successor to BNY Midwest Trust Company, N.A.), as trustee (incorporated by reference to Exhibit 10.5 to the Company’s Current Report of Form 8-K filed on April 25, 2006).

10.1

Amended and Restated Credit and Guarantee Agreement dated as of April 25, 2006, by and among Lear Corporation, Lear Canada, each Foreign Subsidiary Borrower (as defined therein), the Lenders party thereto, JPMorgan Chase Bank, N.A., as general administrative agent, and the other Agents named therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 25, 2006).

10.2	**

Form of Performance Share Award Agreement under the Lear Corporation Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 24, 2006).

* 31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

* 31.2		Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

* 32.1		Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32.2		Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Management contract or compensatory plan or arrangement