Form 10-Q
period 2006-07-01
LEAR CORP
filed 2006-08-08
CIK 842162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2006.

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
Yes ☐ No ☒

As of August 4, 2006, the number of shares outstanding of the registrant’s common stock was 67,348,122 shares.

LEAR CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JULY 1, 2006

LEAR CORPORATION

PART I — FINANCIAL INFORMATION

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

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	July 1, 2006	December 31, 2005

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$250.6	$207.6
Accounts receivable	2,747.2	2,337.6
Inventories	694.0	688.2
Recoverable customer engineering and tooling	252.5	317.7
Other	290.7	295.3

Total current assets	4,235.0	3,846.4

LONG-TERM ASSETS:
Property, plant and equipment, net	2,017.1	2,019.3
Goodwill, net	1,978.2	1,939.8
Other (including restricted cash of $68.6 million as of July 1, 2006 and $0 as of December 31, 2005)	543.7	482.9

Total long-term assets	4,539.0	4,442.0

	$8,774.0	$8,288.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$11.9	$23.4
Accounts payable and drafts	3,083.9	2,993.5
Accrued liabilities	1,245.2	1,080.4
Current portion of long-term debt	13.9	9.4

Total current liabilities	4,354.9	4,106.7

LONG-TERM LIABILITIES:
Long-term debt	2,415.8	2,243.1
Other	828.8	827.6

Total long-term liabilities	3,244.6	3,070.7

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 150,000,000 shares authorized; 73,282,953 shares issued as of July 1, 2006 and 73,281,653 shares issued as of December 31, 2005	0.7	0.7
Additional paid-in capital	1,123.2	1,108.6
Common stock held in treasury, 5,944,035 shares as of July 1, 2006, and 6,094,847 shares as of December 31, 2005, at cost	(218.5)	(225.5)
Retained earnings	356.5	361.8
Accumulated other comprehensive loss	(87.4)	(134.6)

Total stockholders’ equity	1,174.5	1,111.0

	$8,774.0	$8,288.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share data)

	Three Months Ended		Six Months Ended

	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Net sales	$4,810.2	$4,419.3	$9,488.7	$8,705.3

Cost of sales	4,526.1	4,198.5	8,985.4	8,284.6
Selling, general and administrative expenses	173.8	190.8	338.8	341.9
Interest expense	53.2	48.2	100.9	93.0
Other expense, net	25.6	32.2	17.3	39.1

Income (loss) before provision (benefit) for income taxes and cumulative effect of a change in accounting principle	31.5	(50.4)	46.3	(53.3)
Provision (benefit) for income taxes	37.9	(6.0)	37.7	(24.5)

Income (loss) before cumulative effect of a change in accounting principle	(6.4)	(44.4)	8.6	(28.8)
Cumulative effect of a change in accounting principle	—	—	2.9	—

Net income (loss)	$(6.4)	$(44.4)	$11.5	$(28.8)

Basic net income (loss) per share:
Income (loss) before cumulative effect of a change in accounting principle	$(0.10)	$(0.66)	$0.13	$(0.43)
Cumulative effect of a change in accounting principle	—	—	0.04	—

Basic net income (loss) per share	$(0.10)	$(0.66)	$0.17	$(0.43)

Diluted net income (loss) per share:
Income (loss) before cumulative effect of a change in accounting principle	$(0.10)	$(0.66)	$0.13	$(0.43)
Cumulative effect of a change in accounting principle	—	—	0.04	—

Diluted net income (loss) per share	$(0.10)	$(0.66)	$0.17	$(0.43)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six Months Ended

	July 1, 2006	July 2, 2005

Cash Flows from Operating Activities:
Net income (loss)	$11.5	$(28.8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	(2.9)	—
Depreciation and amortization	201.3	191.3
Net change in recoverable customer engineering and tooling	104.0	(87.8)
Net change in working capital items	(216.0)	142.7
Net change in sold accounts receivable	20.0	267.3
Other, net	(3.7)	41.4

Net cash provided by operating activities	114.2	526.1

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(184.7)	(279.1)
Change in restricted cash	(68.6)	—
Other, net	35.2	3.1

Net cash used in investing activities	(218.1)	(276.0)

Cash Flows from Financing Activities:
Primary credit facility borrowings, net	600.0	—
Repayment of senior notes	(447.6)	(600.0)
Other long-term debt repayments, net	(16.6)	(22.2)
Short-term debt borrowings (repayments), net	(4.9)	5.3
Dividends paid	(16.8)	(33.6)
Proceeds from exercise of stock options	—	3.0
Repurchase of common stock	—	(25.4)
Increase (decrease) in drafts	(4.8)	10.5
Other, net	—	0.6

Net cash provided by (used in) financing activities	109.3	(661.8)

Effect of foreign currency translation	37.6	(40.3)

Net Change in Cash and Cash Equivalents	43.0	(452.0)
Cash and Cash Equivalents as of Beginning of Period	207.6	584.9

Cash and Cash Equivalents as of End of Period	$250.6	$132.9

Changes in Working Capital Items:
Accounts receivable	$(386.8)	$(84.8)
Inventories	(1.6)	18.5
Accounts payable	36.2	233.3
Accrued liabilities and other	136.2	(24.3)

Net change in working capital items	$(216.0)	$142.7

Supplementary Disclosure:
Cash paid for interest	$101.2	$96.9

Cash paid for income taxes	$59.2	$93.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The condensed consolidated financial statements include the accounts of Lear Corporation (“Lear” or the “Parent”), a Delaware corporation, and the wholly owned and less than wholly owned subsidiaries controlled by Lear (collectively, the “Company”).  In addition, Lear consolidates variable interest entities in which it bears a majority of the risk of the entities’ potential losses or stands to gain from a majority of the entities’ expected returns.  Investments in affiliates in which Lear does not have control, but does have the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method.

The Company and its affiliates design and manufacture complete automotive seat systems, electrical distribution systems and various electronic products. The Company also supplies automotive interior components and systems, including instrument panels and cockpit systems, headliners and overhead systems, door panels and flooring and acoustic systems. The Company’s main customers are automotive original equipment manufacturers. The Company operates facilities worldwide.

Certain amounts in the prior period’s financial statements have been reclassified to conform to the presentation used in the quarter ended July 1, 2006.

(2) Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” using the modified prospective transition method and recognized income of $2.9 million as a cumulative effect of a change in accounting principle related to a change in accounting for forfeitures. There was no income tax effect resulting from this adoption. SFAS No. 123(R) requires the estimation of expected forfeitures at the grant date and the recognition of compensation cost only for those awards expected to vest. Previously, the Company accounted for forfeitures as they occurred. The adoption of SFAS No. 123(R) will not result in the recognition of additional compensation cost related to outstanding unvested awards, as the Company has recognized compensation cost using the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for all employee awards granted after January 1, 2003. The pro forma effect on net loss and net loss per share, as if the fair value recognition provisions had been applied to all outstanding and unvested awards granted prior to January 1, 2003, is shown below (in millions, except per share data):

	Three Months Ended	Six Months Ended

	July 2, 2005	July 2, 2005

Net loss, as reported	$(44.4)	$(28.8)
Add: Stock-based employee compensation expense included in reported net loss, net of tax	4.2	8.5
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(5.5)	(11.9)

Net loss, pro forma	$(45.7)	$(32.2)

Net loss per share:
Basic – as reported	$(0.66)	$(0.43)
Basic – pro forma	$(0.68)	$(0.48)
Diluted – as reported	$(0.66)	$(0.43)
Diluted – pro forma	$(0.68)	$(0.48)

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

Although all aspects of the restructuring actions have not been finalized, the Company expects to incur pretax costs of approximately $250 million in connection with the restructuring actions, of which $124.5 million have been incurred through the second quarter of 2006. Such costs include employee termination benefits, asset impairment charges and contract termination costs, as well as other incremental costs resulting from the restructuring actions. These incremental costs principally include equipment and personnel relocation costs. The Company also expects to incur incremental manufacturing inefficiency costs at the operating locations impacted by the restructuring actions during the related restructuring implementation period. Restructuring costs will be recognized in the

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States. Generally, charges will be recorded as elements of the restructuring strategy are finalized. Actual costs recorded in the Company’s consolidated financial statements may vary from current estimates.

In connection with the Company’s restructuring actions, the Company recorded charges of $35.6 million in the first six months of 2006, including $34.1 million recorded as cost of sales, $5.9 million recorded as selling, general and administrative expenses and $4.4 million as other income related to net gains on the sales of facilities and machinery and equipment. The 2006 charges consist of employee termination benefits of $29.4 million, asset impairment charges of $2.7 million, contract termination costs of $2.2 million, as well as other costs of $1.3 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations. Asset impairment charges relate to the disposal of machinery and equipment with carrying values of $2.7 million in excess of related estimated fair values. Contract termination costs include lease termination costs.

A summary of 2006 restructuring charges is shown below (in millions):

	Accrual as of December 31,		2006 Utilization
		2006			Accrual as of
	2005	Charges	Cash	Non-cash	July 1, 2006

Employee termination benefits	$15.1	$29.4	$(26.8)	$—	$17.7
Asset impairments	—	2.7	—	(2.7)	—
Contract termination costs	5.0	2.2	(5.2)	—	2.0
Other related costs	—	1.3	(1.3)	—	—

Total	$20.1	$35.6	$(33.3)	$(2.7)	$19.7

(4) Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. A summary of inventories is shown below (in millions):

	July 1, 2006	December 31, 2005

Raw materials	$530.5	$511.3
Work-in-process	45.9	47.8
Finished goods	117.6	129.1

Inventories	$694.0	$688.2

(5) Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciable property is depreciated over the estimated useful lives of the assets, principally using the straight-line method. A summary of property, plant and equipment is shown below (in millions):

	July 1, 2006	December 31, 2005

Land	$142.6	$140.3
Buildings and improvements	722.4	701.1
Machinery and equipment	3,174.9	3,006.3
Construction in progress	78.2	70.5

Total property, plant and equipment	4,118.1	3,918.2
Less – accumulated depreciation	(2,101.0)	(1,898.9)

Net property, plant and equipment	$2,017.1	$2,019.3

Depreciation expense was $102.3 million and $94.6 million in the three months ended July 1, 2006 and July 2, 2005, respectively, and $198.9 million and $189.1 million in the six months ended July 1, 2006 and July 2, 2005, respectively. Costs associated with the repair and maintenance of the Company’s property, plant and equipment are expensed as incurred. Costs associated with

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

improvements which extend the life, increase the capacity or improve the efficiency or safety of the Company’s property, plant and equipment are capitalized and depreciated over the remaining life of the related asset.

The Company monitors its long-lived assets for impairment indicators on an ongoing basis in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If impairment indicators exist, the Company performs the required analysis and records impairment charges in accordance with SFAS No. 144. In conducting its analysis, the Company compares undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If assets are impaired, the amount of the impairment loss is measured by comparing the net book value and the fair value of long-lived assets. Fair value is estimated based upon either discounted cash flow analyses or estimated salvage values. Cash flows are estimated using internal budgets and management’s assessment of the overall commercial outlook, as well as recent sales data, automotive production volume estimates and other relevant factors, including assumptions regarding raw material pricing and discount rates. Changes in these factors and assumptions could materially impact the assessment of the recoverability of long-lived assets.

In the second quarter of 2006, the Company evaluated the carrying value of the fixed assets of certain operating locations within its interior segment and recorded impairment charges of $7.2 million. The impairment charges are included in cost of sales in the condensed consolidated statements of operations for the three and six months ended July 1, 2006. The Company has certain other facilities within its interior segment that generated operating losses during the first six months of 2006. Based on current automotive production volume estimates, management’s assessment of the overall commercial outlook, including the current status of customer negotiations and assumptions regarding raw material pricing, and other factors, the Company conducted the fixed asset impairment analyses with respect to these facilities, which indicated that the carrying value of their fixed assets was not impaired. The Company will continue to monitor the operating plans of these facilities for potential impairment.

In the first six months of 2006 and 2005, the Company recorded impairment charges of $2.7 million and $4.6 million, respectively, related to certain facility consolidations (Note 3, “Restructuring”).

(6) Goodwill

A summary of the changes in the carrying amount of goodwill, by reportable operating segment, for the six months ended July 1, 2006, is shown below (in millions):

	Seating	Interior	Electronic and Electrical	Total

Balance as of January 1, 2006	$1,034.2	$—	$905.6	$1,939.8
Purchase price adjustment	—	2.9	16.0	18.9
Goodwill impairment charge	—	(2.9)	—	(2.9)
Foreign currency translation and other	8.9	—	13.5	22.4

Balance as of July 1, 2006	$1,043.1	$—	$935.1	$1,978.2

During the second quarter of 2006, the Company recorded a purchase price adjustment as a result of an indemnification related to the Company’s acquisition of UT Automotive, Inc. (“UT Automotive”) from United Technologies Corporation (“UTC”) in May 1999. The purchase price adjustment resulted in an increase in goodwill of $18.9 million, which was allocated to the Company’s interior and electronic and electrical segments. As a result of the significant decline in the fair value of the interior segment in 2005, the Company recorded goodwill impairment charges for the total amount of recorded goodwill associated with the interior segment in 2005. Accordingly, a goodwill impairment charge of $2.9 million related to the purchase price adjustment allocated to the interior segment was recorded and is included in selling, general and administrative expenses in the condensed consolidated statements of operations for the three and six months ended July 1, 2006 (Note 15, “Legal and Other Contingencies”).

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(7) Long-Term Debt

A summary of long-term debt and the related weighted average interest rates, including the effect of hedging activities described in Note 17, “Financial Instruments,” is shown below (in millions):

	July 1, 2006		December 31, 2005

	Long-Term Debt	Weighted Average Interest Rate	Long-Term Debt	Weighted Average Interest Rate

Primary credit facility	$1,000.0	7.60%	$400.0	5.67%
5.75% Senior Notes, due 2014	399.3	5.635%	399.3	5.635%
Zero-coupon Convertible Senior Notes, due 2022	27.5	4.75%	300.1	4.75%
8.125% Euro-denominated Senior Notes, due 2008	298.1	8.125%	295.6	8.125%
8.11% Senior Notes, due 2009	642.7	8.75%	800.0	8.35%
Other	62.1	6.59%	57.5	6.34%

	2,429.7		2,252.5
Current portion	(13.9)		(9.4)

Long-term debt	$2,415.8		$2,243.1

Primary Credit Facility

On April 25, 2006, the Company entered into a $2.7 billion Amended and Restated Credit and Guarantee Agreement (the “New Credit Agreement”), which provides for maximum revolving borrowing commitments of $1.7 billion and a term loan facility of $1.0 billion. The New Credit Agreement replaced the Company’s prior primary credit facility. The $1.7 billion revolving credit facility matures on March 23, 2010, and the $1.0 billion term loan facility matures on April 25, 2012. The New Credit Agreement provides for multicurrency borrowings in a maximum aggregate amount of $750 million, Canadian borrowings in a maximum aggregate amount of $200 million and swing-line borrowings in a maximum aggregate amount of $300 million, the commitments for which are part of the aggregate revolving credit facility commitment. As of July 1, 2006, the Company had $1.0 billion in borrowings outstanding under the New Credit Agreement, all of which were outstanding under the term loan facility. There were no revolving borrowings outstanding as of July 1, 2006.

Of the $1.0 billion proceeds under the term loan facility, $400.0 million was used to repay the term loan facility under the Company’s prior primary credit facility, $316.5 million was placed in a cash collateral account for the purpose of refinancing or repurchasing the Company’s outstanding zero-coupon convertible senior notes, $200.0 million was placed in a cash collateral account for the purpose of refinancing or repurchasing a portion of the Company’s senior notes due 2008 and 2009 and the remainder was designated for general corporate purposes. The funds in such cash collateral accounts are included in other long-term assets in the condensed consolidated balance sheet as of July 1, 2006. The Company’s ability to utilize the funds in the cash collateral accounts is subject to there being no default or event of default under the New Credit Agreement.

During the second quarter of 2006, the Company completed a cash tender offer for the repurchase of the Company’s outstanding zero-coupon convertible senior notes. On June 14, 2006, the Company paid the aggregate purchase price of $276.8 million for notes having an accreted value of $279.1 million. Notes with an accreted value of $27.5 million, as of July 1, 2006, remain outstanding. In addition, with respect to the Company’s senior notes due 2008 and 2009, the Company repurchased notes with a par value of Euro 13.0 million and $157.3 million, respectively, for an aggregate purchase price of $170.8 million. Both transactions were funded with cash on deposit in the cash collateral accounts discussed above. As a result of these transactions, there was approximately $68.6 million remaining in the cash collateral accounts as of July 1, 2006. In addition, in connection with these transactions, the Company recognized a gain on the extinguishment of debt of approximately $3.1 million in the second quarter of 2006. The gain is included in other expense, net in the condensed consolidated statements of operations for the three and six months ended July 1, 2006.

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

The New Credit Agreement contains certain affirmative and negative covenants, including (i) limitations on fundamental changes involving the Company or its subsidiaries, asset sales and restricted payments, (ii) a limitation on indebtedness with a maturity shorter

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

than the term loan facility, (iii) a limitation on aggregate subsidiary indebtedness to an amount which is no more than 4% of consolidated total assets, (iv) a limitation on aggregate secured indebtedness to an amount which is no more than $100 million and (v) requirements that the Company maintain an initial leverage ratio of not more than 4.25 to 1 with decreases over time and an initial interest coverage ratio of not less than 2.50 to 1 with increases over time.

The leverage and interest coverage ratios, as well as the related components of their computation, are defined in the New Credit Agreement.  The leverage ratio is calculated as the ratio of consolidated indebtedness to consolidated operating profit. For the purpose of the covenant calculation, (i) consolidated indebtedness is generally defined as reported debt, net of cash and excludes transactions related to our asset-backed securitization and factoring facilities and (ii) consolidated operating profit is generally defined as net income excluding income taxes, interest expense, depreciation and amortization expense, other income and expense, minority interests in income of subsidiaries in excess of net equity earnings in affiliates, certain restructuring and other non-recurring charges, extraordinary gains and losses and other specified non-cash items. Consolidated operating profit is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under the Company’s primary credit facility. The interest coverage ratio is calculated as the ratio of consolidated operating profit to consolidated interest expense. For the purpose of the covenant calculation, consolidated interest expense is generally defined as interest expense plus any discounts or expenses related to our asset-backed securitization facility less amortization of deferred finance fees and interest income. As of July 1, 2006, the Company was in compliance with all covenants set forth in the New Credit Agreement. The Company’s leverage and interest coverage ratios were 2.5 to 1 and 4.6 to 1, respectively.

Reconciliations of (i) consolidated indebtedness to reported debt, (ii) consolidated operating profit to income before provision for income taxes and cumulative effect of a change in accounting principle and (iii) consolidated interest expense to reported interest expense are shown below (in millions):

	July 1, 2006

Consolidated indebtedness	$2,122.4
Cash and cash equivalents	250.6
Restricted cash	68.6

Reported debt	$2,441.6

	Three months Ended July 1, 2006	Six Months Ended July 1, 2006

Consolidated operating profit	$255.3	$443.5
Depreciation and amortization	(103.5)	(201.3)
Consolidated interest expense	(51.4)	(97.3)
Other expense, net (excluding certain costs related to asset-backed securitization facility)	(22.8)	(12.9)
Restructuring charges	(19.2)	(44.2)
Impairment charges	(10.1)	(10.1)
Other non-cash items	(16.8)	(31.4)

Income before provision for income taxes and cumulative effect of a change in accounting principle	$31.5	$46.3

Consolidated interest expense	$51.4	$97.3
Certain costs related to asset-backed securitization facility	(2.8)	(4.4)
Amortization of deferred financing fees	2.4	4.5
Bank facility and other fees	2.2	3.5

Reported interest expense	$53.2	$100.9

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Zero-Coupon Convertible Senior Notes

In February 2002, the Company issued $640.0 million aggregate principal amount at maturity of zero-coupon convertible senior notes due 2022 (the “Convertible Notes”), yielding gross proceeds of $250.3 million. The Convertible Notes are unsecured and rank equally with the Company’s other unsecured senior indebtedness, including the Company’s other senior notes. Each Convertible Note of $1,000 principal amount at maturity was issued at a price of $391.06, representing a yield to maturity of 4.75%. As discussed above, the Company repurchased notes having an accreted value of $279.1 million in the second quarter of 2006. Holders of the remaining Convertible Notes may convert their notes at any time on or before the maturity date at a conversion rate, subject to adjustment, of 7.5204 shares of the Company’s common stock per note, provided that the average per share price of the Company’s common stock for the 20 trading days immediately prior to the conversion date is at least a specified percentage, beginning at 120% upon issuance and declining 1/2% each year thereafter to 110% at maturity, of the accreted value of the Convertible Note, divided by the conversion rate (the “Contingent Conversion Trigger”). As of July 1, 2006, there were outstanding 57,337 notes of $1,000 principal amount at maturity, having an aggregate accreted value of $27.5 million. The average per share price of the Company’s common stock for the 20 trading days immediately prior to July 1, 2006 was $21.89. As of July 1, 2006, the Contingent Conversion Trigger was $75.32. The Convertible Notes are also convertible (1) if the long-term credit rating assigned to the Convertible Notes by either Moody’s Investors Service or Standard & Poor’s Ratings Services is reduced below Ba3 or BB-, respectively (which is currently the case), or either ratings agency withdraws its long-term credit rating assigned to the notes, (2) if the Company calls the Convertible Notes for redemption or (3) upon the occurrence of specified other events.

The Company has an option to redeem all or a portion of the remaining Convertible Notes for cash at their accreted value at any time on or after February 20, 2007. Should the Company exercise this option, holders of the Convertible Notes could exercise their option to convert the Convertible Notes into the Company’s common stock at the conversion rate, subject to adjustment, of 7.5204 shares per note. The remaining holders may require the Company to purchase their Convertible Notes on each of February 20, 2007, 2012 and 2017, as well as upon the occurrence of a fundamental change (as defined in the indenture governing the Convertible Notes), at their accreted value on such dates. On August 26, 2004, the Company amended its outstanding Convertible Notes to require settlement of any repurchase obligation with respect to the Convertible Notes for cash only.

All of the Company’s senior notes are guaranteed by the same subsidiaries that guaranteed the Company’s prior credit facility and that now guarantee the New Credit Agreement. In the event that any such subsidiary ceases to be a guarantor under the New Credit Agreement, such subsidiary will be released as a guarantor of the senior notes. The Company’s obligations under the senior notes are not secured by the pledge of the assets or capital stock of any of its subsidiaries.

With the exception of the Company’s zero-coupon convertible senior notes, the Company’s senior notes contain covenants restricting the ability of the Company and its subsidiaries to incur liens and to enter into sale and leaseback transactions and restricting the ability of the Company to consolidate with, to merge with or into or to sell or otherwise dispose of all or substantially all of its assets to any person. With respect to the indenture governing the Company’s zero-coupon convertible senior notes, the Company received consents from a majority of the holders of the zero-coupon convertible notes allowing the Company to execute a supplemental indenture which eliminated the covenants and related provisions in the indenture that restricted the Company’s ability to incur liens and enter into sale and leaseback transactions. As of July 1, 2006, the Company was in compliance with all covenants and other requirements set forth in its senior notes.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(8) Pension and Other Postretirement Benefit Plans

Net Periodic Benefit Cost

The components of the Company’s net periodic benefit cost are shown below (in millions):

	Pension		Other Postretirement

	Three Months Ended		Three Months Ended

	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Service cost	$12.3	$10.3	$3.4	$3.1
Interest cost	10.6	9.4	3.8	3.5
Expected return on plan assets	(9.6)	(7.6)	—	—
Amortization of actuarial loss	1.8	0.7	1.5	0.9
Amortization of transition (asset) obligation	—	(0.1)	0.3	0.7
Amortization of prior service cost	1.3	1.3	(0.9)	(1.1)
Special termination benefits	—	—	—	0.1
Settlement loss	—	1.0	—	—
Curtailment loss	—	0.4	—	0.7

Net periodic benefit cost	$16.4	$15.4	$8.1	$7.9

	Pension		Other Postretirement

	Six Months Ended		Six Months Ended

	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Service cost	$24.9	$20.3	$6.6	$6.1
Interest cost	21.4	18.3	7.5	6.8
Expected return on plan assets	(19.3)	(14.7)	—	—
Amortization of actuarial loss	3.6	1.4	2.9	1.8
Amortization of transition (asset) obligation	—	(0.1)	0.5	1.3
Amortization of prior service cost	2.6	2.5	(1.8)	(2.2)
Special termination benefits	0.1	—	0.1	0.2
Settlement loss	—	1.0	—	—
Curtailment loss	—	0.4	—	0.7

Net periodic benefit cost	$33.3	$29.1	$15.8	$14.7

Contributions

Employer contributions to the Company’s domestic and foreign pension plans for the three and six months ended July 1, 2006, were approximately $35.5 million and $44.8 million, in aggregate, respectively. The Company expects to contribute an additional $10 million to $15 million, in aggregate, to its domestic and foreign pension portfolios in 2006.

(9) Cost of Sales and Selling, General and Administrative Expenses

Cost of sales includes material, labor and overhead costs associated with the manufacture and distribution of the Company’s products. Distribution costs include inbound freight costs, purchasing and receiving costs, inspection costs, warehousing costs and other costs of the Company’s distribution network. Selling, general and administrative expenses include selling, research and development and administrative costs not directly associated with the manufacture and distribution of the Company’s products.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

	Three Months Ended		Six Months Ended

	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Other expense	$28.6	$32.7	$47.0	$39.1
Other income	(3.0)	(0.5)	(29.7)	—

Other expense, net	$25.6	$32.2	$17.3	$39.1

For the three and six months ended July 1, 2006, other income includes gains of $1.0 million and $26.9 million, respectively, related to the sales of the Company’s interests in two affiliates. For the three and six months ended July 2, 2005, other expense includes an impairment charge of $16.9 million related to the divestiture of a minority interest in a business accounted for under the equity method. This investment was divested in the third quarter of 2005.

(11) Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes was $37.9 million and $(6.0) million for the three months ended July 1, 2006 and July 2, 2005, respectively, and $37.7 million and $(24.5) million for the six months ended July 1, 2006 and July 2, 2005, respectively. The provision for income taxes for the first six months of 2006 includes a one-time tax benefit of $5.4 million resulting from a tax audit resolution, court rulings in certain jurisdictions, the merger of two foreign entities and changes in tax laws in certain jurisdictions. The provision for income taxes for the first six months of 2006 was also impacted by gains on the sales of the Company’s interests in two affiliates, for which no tax expense was recognized, and a portion of the Company’s restructuring and impairment charges, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Excluding these items, the effective tax rates approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, foreign valuation allowances, U.S. valuation allowance, tax credits, income tax incentives and other permanent items. Further, as a result of the Company recording a valuation allowance related to its net U.S. deferred tax assets in the fourth quarter of 2005, no Federal income tax will be recognized with respect to U.S. operations in 2006. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. The Company’s future income tax expense will include no tax benefit with respect to U.S. losses and no tax expense with respect to U.S. income until the valuation allowance is eliminated. Accordingly, income taxes are impacted by providing a U.S. valuation allowance on operating losses and the mix of earnings among jurisdictions. The benefit for income taxes for the first six months of 2005 includes a one-time tax benefit of $17.8 million resulting from a tax law change in Poland and was also impacted by restructuring and litigation-related charges that were incurred in countries for which no tax benefit was provided due to a history of operating losses in those countries. In addition, no tax benefit was provided on an impairment charge of $16.9 million related to an equity investment in a non-core business, which was subsequently divested.

The Company operates in multiple jurisdictions throughout the world, and its tax returns are periodically audited or subject to review by both domestic and foreign tax authorities. The Company reviews its income tax positions on a continuous basis and records a tax reserve when it believes a liability is probable and can be reasonably estimated in accordance with SFAS No. 5, “Accounting for Contingencies.” The tax issues which resulted in reserves will be resolved on an item by item basis upon the occurrence of certain events, which may include the resolution of tax audits and the expiration of the statute of limitations for the relevant taxing authority to examine the Company’s tax position. In addition, the reserves may be affected by changes in tax laws, the issuance of new or proposed regulations or the availability of new information that impacts a tax exposure item. Reserves associated with income tax uncertainties are included in either accrued liabilities or other long-term liabilities and are not included as a component of deferred tax assets or liabilities.

(12) Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average common shares outstanding during the period. Diluted net income (loss) per share includes the dilutive effect of common stock equivalents using the average share price during the period, as well as shares issuable upon conversion of the Company’s outstanding zero-coupon convertible senior notes. A summary of shares outstanding is shown below:

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended		Six Months Ended

	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Weighted average common shares outstanding	67,336,528	67,097,792	67,276,760	67,173,054
Dilutive effect of common stock equivalents	—	—	729,682	—

Diluted shares outstanding	67,336,528	67,097,792	68,006,442	67,173,054

The shares issuable upon conversion of the Company’s outstanding zero-coupon convertible debt and the effect of certain common stock equivalents, including options, restricted stock units, performance units and stock appreciation rights, were excluded from the computation of diluted shares outstanding for the three and six months ended July 1, 2006 and July 2, 2005, as inclusion would have resulted in antidilution. A summary of these options and their exercise prices, as well as these restricted stock units, performance units and stock appreciation rights, is shown below:

	Three Months Ended		Six Months Ended

	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Options
Antidilutive options	2,886,405	3,093,680	2,680,130	3,093,680
Exercise price	$22.12 - $55.33	$22.12 - $55.33	$27.25 - $55.33	$22.12 - $55.33
Restricted stock units	2,065,355	2,023,642	536,630	2,023,642
Performance units	216,448	153,410	46,348	153,410
Stock appreciation rights	1,124,044	—	1,124,044	—

(13) Comprehensive Income (Loss)

Comprehensive income (loss) is defined as all changes in a Company’s net assets except changes resulting from transactions with stockholders. It differs from net income (loss) in that certain items currently recorded in equity are included in comprehensive income (loss). A summary of comprehensive income (loss) is shown below (in millions):

	Three Months Ended		Six Months Ended

	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Net income (loss)	$(6.4)	$(44.4)	$11.5	$(28.8)
Other comprehensive income (loss):
Derivative instruments and hedging activities	(5.9)	5.4	(11.7)	3.8
Foreign currency translation adjustment	43.3	(83.0)	58.9	(157.4)

Other comprehensive income (loss)	37.4	(77.6)	47.2	(153.6)

Comprehensive income (loss)	$31.0	$(122.0)	$58.7	$(182.4)

(14) Pre-Production Costs Related to Long-Term Supply Agreements

The Company incurs pre-production engineering, research and development (“ER&D”) and tooling costs related to the products produced for its customers under long-term supply agreements. The Company expenses all pre-production ER&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, the Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which the customer has not provided a non-cancelable right to use the tooling. During the six months of 2006 and 2005, the Company capitalized $59.8 million and $137.9 million, respectively, of pre-production ER&D costs for which reimbursement is contractually guaranteed by the customer. In addition, during the first six months of 2006 and 2005, the Company capitalized $280.2 million and $268.7 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling. These amounts are included in recoverable customer engineering and tooling and other long-term assets in the condensed consolidated balance sheets. During the six months ended July 1, 2006 and July 2, 2005, the Company collected $408.3 million and $319.2 million, respectively, of cash related to ER&D and tooling costs.

During the first six months of 2006 and 2005, the Company capitalized $7.0 million and $15.4 million, respectively, of Company-owned tooling. These amounts are included in property, plant and equipment, net in the condensed consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The classification of recoverable customer engineering and tooling is shown below (in millions):

	July 1, 2006	December 31, 2005

Current	$252.5	$317.7
Long-term	189.2	223.2

Recoverable customer engineering and tooling	$441.7	$540.9

Gains and losses related to ER&D and tooling projects are reviewed on an aggregated program basis. Net gains on projects are deferred and recognized over the life of the long-term supply agreement. Net losses on projects are recognized as costs are incurred.

(15) Legal and Other Contingencies

As of July 1, 2006 and December 31, 2005, the Company had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $52.3 million and $49.5 million, respectively. Such reserves reflect amounts recognized in accordance with accounting principles generally accepted in the United States and typically exclude the cost of legal representation. Product warranty liabilities are recorded separately from legal liabilities, as described below.

Commercial Disputes

The Company is involved from time to time in legal proceedings and claims, including, without limitation, commercial or contractual disputes with its suppliers and competitors. These disputes vary in nature and are usually resolved by negotiations between the parties.

On January 29, 2002, Seton Company (“Seton”), one of the Company’s leather suppliers, filed a suit alleging that the Company had breached a purported agreement to purchase leather from Seton for seats for the life of the General Motors GMT 800 program. Seton filed the lawsuit in the U.S. District Court for the Eastern District of Michigan seeking compensatory and exemplary damages totaling approximately $96.5 million, plus interest, on breach of contract and promissory estoppel claims. In May 2005, this case proceeded to trial, and the jury returned a $30.0 million verdict against the Company. On September 27, 2005, the Court denied the Company’s post-trial motions challenging the judgment and granted Seton’s motion to award prejudgment interest in the amount of approximately $4.7 million. The full amount of the judgment and the prejudgment interest has been recorded in the Company’s condensed consolidated financial statements. The Company is appealing the judgment and the interest award. Post-judgment interest, while the appeal is pending, continues to be recorded in interest expense in the Company’s condensed consolidated financial statements.

On January 26, 2004, the Company filed a patent infringement lawsuit against Johnson Controls Inc. and Johnson Controls Interiors LLC (together, “JCI”) in the U.S. District Court for the Eastern District of Michigan alleging that JCI’s garage door opener products infringed certain of the Company’s radio frequency transmitter patents. JCI counterclaimed seeking a declaratory judgment that the subject patents are invalid and unenforceable, and that JCI is not infringing these patents. JCI also has filed motions for summary judgment asserting that its garage door opener products do not infringe the Company’s patents and that one of the Company’s patents is invalid and unenforceable. The Company is vigorously pursuing its claims against JCI. A trial date that had been set in the second quarter of 2006 has been postponed and no new trial date has been scheduled.

After the Company filed its patent infringement action against JCI, affiliates of JCI sued one of the Company’s vendors and certain of the vendor’s employees in Ottawa County, Michigan Circuit Court on July 8, 2004, alleging misappropriation of trade secrets. The suit alleges that the defendants misappropriated and shared with the Company trade secrets involving JCI’s universal garage door opener product. JCI seeks to enjoin the defendants from selling or attempting to sell a competing product, as well as compensatory and exemplary damages in unspecified amounts. The Company is not a defendant in this lawsuit; however, the agreements between the Company and the defendants contain customary indemnification provisions. The Company does not believe that its garage door opener product benefited from any allegedly misappropriated trade secrets or technology. However, JCI has sought discovery of certain information which the Company believes is confidential and proprietary, and the Company has intervened in the case as a non-party for the limited purpose of protecting its rights with respect to JCI’s discovery efforts. Discovery has been extended to August 11, 2006. The Company expects a trial date to be scheduled in February 2007.

On June 13, 2005, The Chamberlain Group (“Chamberlain”) filed a lawsuit against the Company and Ford Motor Company (“Ford”) in the Northern District of Illinois alleging patent infringement. Two counts were asserted against the Company and Ford based upon

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

two Chamberlain rolling-code garage door opener system patents. Two additional counts were asserted against Ford only (not the Company) based upon different Chamberlain patents. The Chamberlain lawsuit was filed in connection with the marketing of the Company’s universal garage door opener system, which competes with a product offered by JCI. JCI obtained technology from Chamberlain to operate its product. In October 2005, JCI joined the lawsuit as a plaintiff along with Chamberlain, and Chamberlain dismissed its infringement claims against Ford based upon the patents asserted against the Company, but maintained the other claims. JCI and Chamberlain have filed a motion for a preliminary injunction, which the Company is contesting. The Company is vigorously defending the claims asserted in this lawsuit and has filed a motion for summary judgment against JCI and Chamberlain on the ground that there is no infringement by the Company’s product. A trial date has not yet been scheduled.

Product Liability Matters

In the event that use of the Company’s products results in, or is alleged to result in, bodily injury and/or property damage or other losses, the Company may be subject to product liability lawsuits and other claims. In addition, the Company is a party to warranty-sharing and other agreements with its customers relating to its products. These customers may pursue claims against the Company for contribution of all or a portion of the amounts sought in connection with product liability and warranty claims. The Company can provide no assurances that it will not experience material claims in the future or that it will not incur significant costs to defend such claims. In addition, if any of the Company’s products are, or are alleged to be, defective, the Company may be required or requested by its customers to participate in a recall or other corrective action involving such products. Certain of the Company’s customers have asserted claims against the Company for costs related to warranty issues, recalls or other corrective actions involving its products. In certain instances, the allegedly defective products were supplied by tier II suppliers against whom the Company has sought or will seek contribution. The Company carries insurance for certain legal matters, including product liability claims, but such coverage may be limited. The Company does not maintain insurance for product warranty or recall matters.

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

A summary of the changes in product warranty liabilities for the six months ended July 1, 2006, is shown below (in millions):

Balance as of January 1, 2006	$33.9
Expense	9.4
Settlements	(3.7)
Foreign currency translation and other	2.4

Balance as of July 1, 2006	$42.0

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

The Company has been named as a potentially responsible party at several third-party landfill sites and is engaged in the cleanup of hazardous waste at certain sites owned, leased or operated by the Company, including several properties acquired in its 1999 acquisition of UT Automotive. Certain present and former properties of UT Automotive are subject to environmental liabilities which may be significant. The Company obtained agreements and indemnities with respect to certain environmental liabilities from United Technologies Corporation (“UTC”) in connection with its acquisition of UT Automotive. UTC manages and directly funds these environmental liabilities pursuant to its agreements and indemnities with the Company.

As of July 1, 2006 and December 31, 2005, the Company had recorded reserves for environmental matters of approximately $5.0 million. While the Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse effect on its business, consolidated financial position, results of operations or cash flows, no assurances can be given in this regard.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

All of the plaintiffs dismissed their claims for health effects and personal injury damages without prejudice. Approximately 270 plaintiffs remain in the lawsuits who are proceeding with property damage claims only. In March 2005, the venue for these lawsuits was transferred from Lowndes County, Mississippi, to Lafayette County, Mississippi. In April 2005, certain plaintiffs filed an amended complaint alleging negligence, nuisance, intentional tort and conspiracy claims and seeking compensatory and punitive damages.

In the first quarter of 2006, co-defendant UTC entered into a settlement agreement with the plaintiffs. During the second quarter, the Company and co-defendant Johnson Electric reached a settlement in principle with the plaintiffs, pending negotiation of the final terms and conditions of the settlement and release. The Company’s portion of the settlement amount would be approximately $1 million. In the interim, the August 2006 trial date for the first case has been continued by the court. There is a potential that, even if a final settlement is reached, some plaintiffs may not accept the settlement and could seek separate counsel to pursue their claims.

UTC, the former owner of UT Automotive, and Johnson Electric have each sought indemnification for losses associated with the Mississippi claims from the Company under the respective acquisition agreements, and the Company has claimed indemnification from them under the same agreements. In the first quarter of 2006, UTC filed a lawsuit against the Company in the State of Connecticut Superior Court, District of Hartford, seeking declaratory relief and indemnification from the Company for the settlement amount, attorney fees, costs and expenses UTC paid in settling and defending the Columbus, Mississippi lawsuits. In the second quarter of 2006, the Company filed a motion to dismiss this matter and filed a separate action against UTC and Johnson Electric in the State of Michigan, Circuit Court for the County of Oakland, seeking declaratory relief and indemnification from UTC or Johnson Electric for the settlement amount, attorney fees, costs and expenses the Company has paid, or will pay, in settling and defending the Columbus, Mississippi lawsuits. To date, no company admits to, or has been found to have, an obligation to fully defend and indemnify any other. The Company intends to vigorously pursue its claims against UTC and Johnson Electric and believes that it will eventually be indemnified by either UTC or Johnson Electric for a substantial portion of its losses. However, the ultimate outcome of these matters is unknown.

Other Matters

In April 2006, a former employee of the Company filed a purported class action lawsuit in the U.S. District Court for the Eastern District of Michigan against the Company, members of its Board of Directors, members of its Employee Benefits Committee and certain of its human resources personnel alleging violations of the Employment Retirement Income Security Act (ERISA) with respect to the Company’s retirement savings plans for salaried and hourly employees. In the second quarter of 2006, the Company was served with three additional purported class action ERISA lawsuits, each of which contained similar allegations against the Company, its Board of Directors, members of its Employee Benefits Committee and certain of its members of senior management and its human resources personnel. The complaints allege that the defendants breached their fiduciary duties to plan participants in connection with the administration of those plans. The fiduciary duty claims are largely based on allegations of breaches of the fiduciary duties of prudence and loyalty and of over-concentration of plan assets in the Company’s common stock. The plaintiffs purport to bring these claims on behalf of the plans and all persons who were participants in or beneficiaries of the plans from 2000 to the present and seek to recover losses allegedly suffered by the plans. The complaints do not specify the amount of damages sought. No determination has been made that a class action can be maintained, and there have been no decisions on the merits of the cases. In June 2006, the court entered an order consolidating these four lawsuits. The Company intends to vigorously defend the consolidated lawsuit.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Prior to the acquisition of UT Automotive from UTC in May of 1999, one of the Company’s subsidiaries purchased the stock of a UT Automotive subsidiary. In connection with the acquisition, the Company agreed to indemnify UTC for certain matters, including tax consequences if the Internal Revenue Service (the “IRS”) overturned UTC’s tax treatment of the transaction. On June 28, 2006, this matter was settled with the Appeals Office of the IRS. As a result of the settlement, the Company will be required to make an indemnity payment to UTC of $20.5 million. The payment has been recorded as an adjustment to the original purchase price of UTA and allocated to goodwill in a manner consistent with the original purchase allocation. The amount allocated to the Interiors – Americas unit of $2.9 million was immediately written off as this unit’s goodwill is fully impaired.

Although the Company records reserves for legal, product warranty and environmental matters in accordance with SFAS No. 5, “Accounting for Contingencies,” the outcomes of these matters are inherently uncertain. Actual results may differ significantly from current estimates.

The Company is involved in certain other legal actions and claims arising in the ordinary course of business, including, without limitation, commercial disputes, intellectual property matters, personal injury claims, tax claims and employment matters. Although the outcome of any legal matter cannot be predicted with certainty, the Company does not believe that any of these other legal proceedings or matters in which the Company is currently involved, either individually or in the aggregate, will have a material adverse effect on its business, consolidated financial position, results of operations or cash flows.

(16) Segment Reporting

The Company has three reportable operating segments: seating, interior and electronic and electrical. The seating segment includes seat systems and components thereof. The interior segment includes instrument panels and cockpit systems, headliners and overhead systems, door panels, flooring and acoustic systems and other interior products. The electronic and electrical segment includes electronic products and electrical distribution systems, primarily wire harnesses and junction boxes, interior control and entertainment systems and wireless systems. The other category includes unallocated costs related to corporate headquarters, geographic headquarters and the elimination of intercompany activities, none of which meets the requirements of being classified as an operating segment. Corporate and geographic headquarters costs include various support functions, such as information technology, purchasing, corporate finance, executive administration and human resources.

The Company evaluates the performance of its operating segments based primarily on (i) revenues from external customers, (ii) income before interest, other expense, provision (benefit) for income taxes and cumulative effect of a change in accounting principle (“segment earnings”) and (iii) cash flows, being defined as segment earnings less capital expenditures plus depreciation and amortization. A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	Three Months Ended July 1, 2006

	Seating	Interior	Electronic and Electrical	Other	Consolidated

Revenues from external customers	$3,096.1	$926.4	$787.7	$—	$4,810.2
Segment earnings	171.5	(37.2)	38.0	(62.0)	110.3
Depreciation and amortization	43.0	26.5	28.6	5.4	103.5
Capital expenditures	40.0	29.4	19.7	3.0	92.1
Total assets	4,228.5	1,491.9	2,234.8	818.8	8,774.0

	Three Months Ended July 2, 2005

	Seating	Interior	Electronic and Electrical	Other	Consolidated

Revenues from external customers	$2,879.9	$767.0	$772.4	$—	$4,419.3
Segment earnings	48.5	(17.8)	52.2	(52.9)	30.0
Depreciation and amortization	36.6	27.5	26.4	5.2	95.7
Capital expenditures	71.1	40.3	30.7	7.6	149.7
Total assets	3,853.0	2,457.3	2,232.7	546.9	9,089.9

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Six Months Ended July 1, 2006

	Seating	Interior	Electronic and Electrical	Other	Consolidated

Revenues from external customers	$6,088.6	$1,825.1	$1,575.0	$—	$9,488.7
Segment earnings	297.4	(96.7)	91.2	(127.4)	164.5
Depreciation and amortization	83.3	51.4	55.4	11.2	201.3
Capital expenditures	76.8	62.5	35.4	10.0	184.7
Total assets	4,228.5	1,491.9	2,234.8	818.8	8,774.0

	Six Months Ended July 2, 2005

	Seating	Interior	Electronic and Electrical	Other	Consolidated

Revenues from external customers	$5,628.6	$1,529.8	$1,546.9	$—	$8,705.3
Segment earnings	98.7	(26.2)	110.6	(104.3)	78.8
Depreciation and amortization	71.7	57.5	51.7	10.4	191.3
Capital expenditures	130.2	77.8	51.1	20.0	279.1
Total assets	3,853.0	2,457.3	2,232.7	546.9	9,089.9

As of December 31, 2005, the Company changed its allocation of cash and cash equivalents. Cash and cash equivalents previously reflected in the reportable operating segments, has been reflected in total in “Other.” As of July 2, 2005, total assets by reportable operating segment reflect this change. In addition, the prior year’s reportable operating segment information has been reclassified to reflect the current organizational structure of the Company.

For the three months ended July 1, 2006, segment earnings include restructuring charges of $3.7 million, $0.4 million, $12.5 million and $0.5 million in the seating, interior, electronic and electrical segments and in the other category, respectively. For the six months ended July 1, 2006, segment earnings include restructuring charges of $18.8 million, $6.2 million, $14.5 million and $0.5 million in the seating, interior, electronic and electrical segments and in the other category, respectively. For the three and six months ended July 2, 2005, segment earnings include restructuring charges of $12.9 million, $3.2 million $8.9 million and $0.8 million in the seating, interior, electronic and electrical segments and in the other category, respectively (Note 3, “Restructuring”).

A reconciliation of consolidated segment earnings to consolidated income (loss) before provision (benefit) for income taxes and cumulative effect of a change in accounting principle is shown below (in millions):

	Three Months Ended		Six Months Ended

	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Segment earnings	$172.3	$82.9	$291.9	$183.1
Corporate and geographic headquarters and elimination of intercompany activity (“Other”)	(62.0)	(52.9)	(127.4)	(104.3)

Income before interest, other expense, provision (benefit) for income taxes and cumulative effect of a change in accounting principle	110.3	30.0	164.5	78.8
Interest expense	53.2	48.2	100.9	93.0
Other expense, net	25.6	32.2	17.3	39.1

Income (loss) before provision (benefit) for income taxes and cumulative effect of a change in accounting principle	$31.5	$(50.4)	$46.3	$(53.3)

(17) Financial Instruments

Certain of the Company’s European and Asian subsidiaries periodically factor their accounts receivable with financial institutions. Such receivables are factored without recourse to the Company and are excluded from accounts receivable in the condensed consolidated balance sheets. As of July 1, 2006 and December 31, 2005, the amount of factored receivables was $293.0 million and

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

$256.2 million, respectively. The Company cannot provide any assurances that these factoring facilities will be available or utilized in the future.

Asset-Backed Securitization Facility

The Company and several of its U.S. subsidiaries sell certain accounts receivable to a wholly-owned, consolidated, bankruptcy-remote special purpose corporation (Lear ASC Corporation) under an asset-backed securitization facility (the “ABS facility”). In turn, Lear ASC Corporation transfers undivided interests in up to $150 million of the receivables to bank-sponsored commercial-paper conduits. As of July 1, 2006, accounts receivable totaling $712.0 million had been transferred to Lear ASC Corporation, including $562.0 million of retained interests, which serves as credit enhancement for the facility and is included in accounts receivable in the condensed consolidated balance sheet as of July 1, 2006. As of December 31, 2005, accounts receivable totaling $673.4 million had been transferred to Lear ASC Corporation, including $523.4 million of retained interests, which serves as credit enhancement for the facility and is included in accounts receivable in the condensed consolidated balance sheet as of December 31, 2005. A discount on the sale of receivables of $2.8 million and $0.9 million was recognized in the three months ended July 1, 2006 and July 2, 2005, respectively, and $4.4 million and $1.7 million was recognized in the six months ended July 1, 2006 and July 2, 2005, respectively. This discount is included in other expense, net in the condensed consolidated statements of operations.

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

The following table summarizes certain cash flows received from and paid to Lear ASC Corporation (in millions):

	Three Months Ended		Six Months Ended

	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Proceeds from securitizations	$—	$129.9	$—	$129.9
Proceeds from collections reinvested in securitizations	1,172.9	1,059.4	2,244.5	2,152.7
Servicing fees received	1.6	1.3	3.1	2.6

Derivative Instruments and Hedging Activities

Forward foreign exchange, futures and option contracts - The Company uses forward foreign exchange, futures and option contracts to reduce the effect of fluctuations in foreign exchange rates on short-term, foreign currency denominated intercompany transactions and other known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Mexican peso and Canadian dollar, as well as the Euro and other European currencies. Forward foreign exchange and futures contracts are accounted for as fair value hedges when the hedged item is a recognized asset or liability or an unrecognized firm commitment. As of July 1, 2006, contracts designated as fair value hedges with $1.9 billion of notional amount were outstanding with maturities of less than twelve months. As of July 1, 2006, the fair market value of these contracts was approximately negative $4.4 million. Forward foreign exchange, futures and option contracts are accounted for as cash flow hedges when the hedged item is a forecasted transaction or the variability of cash flows to be paid or received relates to a recognized asset or liability. As of July 1, 2006, contracts designated as cash flow hedges with $375.6 million of notional amount were outstanding with maturities of less than eighteen months. As of July 1, 2006, the fair market value of these contracts was approximately negative $13.0 million.

Interest rate swap contracts - The Company uses interest rate swap contracts to manage its exposure to fluctuations in interest rates. Interest rate swap contracts which fix the interest payments of certain variable rate debt instruments or fix the market rate component of anticipated fixed rate debt instruments are accounted for as cash flow hedges. Interest rate swap contracts which hedge the change in fair market value of certain fixed rate debt instruments are accounted for as fair value hedges. As of July 1, 2006, contracts representing $1.1 billion of notional amount were outstanding with maturity dates of August 2007 through September 2011. Of these outstanding contracts, $300.0 million modify the fixed rate characteristics of the Company’s outstanding 8.11% senior notes due May 2009. These contracts convert fixed rate obligations into variable rate obligations with coupons which reset semi-annually based on LIBOR plus spreads of 4.58%. However, the effective cost of these contracts, including the impact of swap contract restructuring, is LIBOR plus 3.85%. The remaining $800.0 million modify the variable rate characteristics of the Company’s variable rate debt

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

instruments, which are generally set using three-month LIBOR rates. These contracts convert variable rate obligations into fixed rate obligations with a weighted average interest rate of 4.90% and have maturity dates of August 2007 through September 2011. The fair market value of all outstanding interest rate swap contracts is subject to changes in value due to changes in interest rates. As of July 1, 2006, the fair market value of these interest rate swap contracts was approximately negative $10.1 million.

As of July 1, 2006 and December 31, 2005, net gains (losses) of approximately $(2.7) million and $9.0 million, respectively, related to derivative instruments and hedging activities were recorded in accumulated other comprehensive loss. Net gains (losses) of $(3.7) million and $8.8 million in the three months ended July 1, 2006 and July 2, 2005, respectively, and $(2.3) million and $14.3 million in the six months ended July 1, 2006 and July 2, 2005, respectively, related to the Company’s hedging activities were reclassified from accumulated other comprehensive loss into earnings. As of July 1, 2006, all fair value hedges of the Company’s foreign exchange exposure were scheduled to mature within twelve months, all cash flow hedges of the Company’s foreign exchange exposure were scheduled to mature within eighteen months, all fair value hedges of the Company’s fixed rate debt instruments were scheduled to mature within three years, and all cash flow hedges of the Company’s variable rate debt instruments were scheduled to mature within six years. During the twelve month period ended June 30, 2007, the Company expects to reclassify into earnings net losses of approximately $7.9 million recorded in accumulated other comprehensive loss. Such losses will be reclassified at the time the underlying hedged transactions are realized. During the three and six months ended July 1, 2006 and July 2, 2005, amounts recognized in the condensed consolidated statements of operations related to changes in the fair value of cash flow and fair value hedges excluded from the effectiveness assessments and the ineffective portion of changes in the fair value of cash flow and fair value hedges were not material.

Non-U.S. dollar financing transactions - The Company has designated its 8.125% Euro-denominated senior notes (Note 7, “Long-Term Debt) as a net investment hedge of long-term investments in its Euro-functional subsidiaries. As of July 1, 2006, the amount recorded in cumulative translation adjustment related to the effective portion of the net investment hedge of foreign operations was approximately negative $90.6 million.

(18) Accounting Pronouncements

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

The FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” This statement requires that all servicing assets and liabilities be initially measured at fair value. The provisions of this statement are to be applied prospectively to all servicing transactions beginning after September 15, 2006. The Company is currently evaluating the provisions of this statement but does not expect the effects of adoption to be significant.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Income Taxes

The FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes by establishing minimum standards for the recognition and measurement of tax positions taken or expected to be taken in a tax return. Under the requirements of FIN 48, the Company must review all of its uncertain tax positions and make a determination as to whether its position is more-likely-than-not to be sustained upon examination by regulatory authorities. If a position meets the more-likely-than-not criterion, then the related tax benefit is measured based on the cumulative probability analysis of the amount that is more-likely-than-not to be realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this interpretation on its financial statements.

(19) Subsequent Event

On July 20, 2006, the Company entered into a sale and purchase agreement with International Automotive Components Group, LLC (“IAC”), Lear’s joint venture with WL Ross & Co. LLC (“WLR”) and Franklin Mutual Advisers, LLC (“Franklin”). Pursuant to the sale and purchase agreement, the Company will contribute substantially all of its European interior products business to IAC in exchange for 34% of the outstanding common equity of IAC, on a fully diluted basis, subject to adjustment. The Company’s European interior products business includes the Company’s interior components business in Europe (other than Italy and one facility in France), consisting of nine manufacturing facilities in five countries, which generates approximately $750 million in annual sales, supplying door panels, overhead systems, instrument panels, cockpits and interior trim to various original equipment manufacturers. IAC currently owns the European interior products business formerly held by Collins & Aikman Corporation.

The Company expects the IAC transaction to close in the third quarter of 2006. However, the closing of the transaction is subject to various conditions, including the receipt of required third-party consents, as well as other closing conditions customary for transactions of this type. In connection with the transaction, the Company will enter into various ancillary agreements providing it with customary minority shareholder rights and registration rights with respect to its equity interest in IAC. The transaction does not include the Company’s interior products business in North America. No assurances can be given that the joint venture between IAC and the Company will be consummated on the terms contemplated or at all. In connection with the transaction, the Company expects to recognize a loss on sale of approximately $40 million in the fiscal period in which the transaction is completed.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(20) Supplemental Guarantor Condensed Consolidating Financial Statements

	July 1, 2006

	Parent	Guarantors	Non- guarantors	Eliminations	Consolidated

	(Unaudited; in millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$120.6	$6.4	$123.6	$—	$250.6
Accounts receivable	110.6	602.4	2,034.2	—	2,747.2
Inventories	21.6	208.7	463.7	—	694.0
Recoverable customer engineering and tooling	113.8	16.4	122.3	—	252.5
Other	112.9	34.5	143.3	—	290.7

Total current assets	479.5	868.4	2,887.1	—	4,235.0

LONG-TERM ASSETS:
Property, plant and equipment, net	256.9	697.2	1,063.0	—	2,017.1
Goodwill, net	454.5	550.7	973.0	—	1,978.2
Investments in subsidiaries	3,684.6	3,004.5	—	(6,689.1)	—
Other	265.2	255.2	23.3	—	543.7

Total long-term assets	4,661.2	4,507.6	2,059.3	(6,689.1)	4,539.0

	$5,140.7	$5,376.0	$4,946.4	$(6,689.1)	$8,774.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$—	$—	$11.9	$—	$11.9
Accounts payable and drafts	328.3	911.5	1,844.1	—	3,083.9
Accrued liabilities	258.0	288.3	698.9	—	1,245.2
Current portion of long-term debt	6.0	2.3	5.6	—	13.9

Total current liabilities	592.3	1,202.1	2,560.5	—	4,354.9

LONG-TERM LIABILITIES:
Long-term debt	2,355.6	7.5	52.7	—	2,415.8
Intercompany accounts, net	731.6	692.0	(1,423.6)	—	—
Other	286.7	156.4	385.7	—	828.8

Total long-term liabilities	3,373.9	855.9	(985.2)	—	3,244.6

STOCKHOLDERS’ EQUITY	1,174.5	3,318.0	3,371.1	(6,689.1)	1,174.5

	$5,140.7	$5,376.0	$4,946.4	$(6,689.1)	$8,774.0

	December 31, 2005

	Parent	Guarantors	Non- guarantors	Eliminations	Consolidated

	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38.6	$4.8	$164.2	$—	$207.6
Accounts receivable	111.3	398.3	1,828.0	—	2,337.6
Inventories	32.4	244.3	411.5	—	688.2
Recoverable customer engineering and tooling	188.9	19.3	109.5	—	317.7
Other	118.2	56.5	120.6	—	295.3

Total current assets	489.4	723.2	2,633.8	—	3,846.4

LONG-TERM ASSETS:
Property, plant and equipment, net	248.7	743.3	1,027.3	—	2,019.3
Goodwill, net	454.5	536.5	948.8	—	1,939.8
Investments in subsidiaries	3,274.0	2,861.3	—	(6,135.3)	—
Other	181.4	30.7	270.8	—	482.9

Total long-term assets	4,158.6	4,171.8	2,246.9	(6,135.3)	4,442.0

	$4,648.0	$4,895.0	$4,880.7	$(6,135.3)	$8,288.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$—	$—	$23.4	$—	$23.4
Accounts payable and drafts	388.7	785.6	1,819.2	—	2,993.5
Accrued liabilities	242.7	211.5	626.2	—	1,080.4
Current portion of long-term debt	2.1	2.1	5.2	—	9.4

Total current liabilities	633.5	999.2	2,474.0	—	4,106.7

LONG-TERM LIABILITIES:
Long-term debt	2,194.7	8.4	40.0	—	2,243.1
Intercompany accounts, net	410.0	1,012.5	(1,422.5)	—	—
Other	298.8	158.0	370.8	—	827.6

Total long-term liabilities	2,903.5	1,178.9	(1,011.7)	—	3,070.7

STOCKHOLDERS’ EQUITY	1,111.0	2,716.9	3,418.4	(6,135.3)	1,111.0

	$4,648.0	$4,895.0	$4,880.7	$(6,135.3)	$8,288.4

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(20) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	For the Three Months Ended July 1, 2006

	Parent	Guarantors	Non- guarantors	Eliminations	Consolidated

	(Unaudited; in millions)

Net sales	$460.5	$2,003.4	$3,189.9	$(843.6)	$4,810.2

Cost of sales	493.8	1,945.9	2,930.0	(843.6)	4,526.1
Selling, general and administrative expenses	44.4	31.7	97.7	—	173.8
Interest (income) expense	(91.6)	46.7	98.1	—	53.2
Intercompany (income) expense, net	(231.4)	93.4	138.0	—	—
Other (income) expense, net	(0.8)	17.1	9.3	—	25.6

Income (loss) before income taxes and equity in net (income) loss of subsidiaries	246.1	(131.4)	(83.2)	—	31.5
Provision (benefit) for income taxes	62.7	(62.9)	38.1	—	37.9
Equity in net (income) loss of subsidiaries	189.8	(24.3)	—	(165.5)	—

Net loss	$(6.4)	$(44.2)	$(121.3)	$165.5	$(6.4)

	For the Three Months Ended July 2, 2005

	Parent	Guarantors	Non- guarantors	Eliminations	Consolidated

	(Unaudited; in millions)

Net sales	$408.6	$1,715.3	$2,915.5	$(620.1)	$4,419.3

Cost of sales	464.2	1,610.3	2,744.1	(620.1)	4,198.5
Selling, general and administrative expenses	77.1	28.3	85.4	—	190.8
Interest expense	5.6	28.9	13.7	—	48.2
Intercompany (income) expense, net	(53.8)	69.0	(15.2)	—	—
Other expense, net	16.9	5.6	9.7	—	32.2

Income (loss) before income taxes and equity in net income of subsidiaries	(101.4)	(26.8)	77.8	—	(50.4)
Provision (benefit) for income taxes	(29.6)	(28.8)	52.4	—	(6.0)
Equity in net income of subsidiaries	(27.4)	(53.9)	—	81.3	—

Net income (loss)	$(44.4)	$55.9	$25.4	$(81.3)	$(44.4)

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(20) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	For the Six Months Ended July 1, 2006

	Parent	Guarantors	Non- guarantors	Eliminations	Consolidated

	(Unaudited; in millions)

Net sales	$936.1	$3,892.4	$6,342.4	$(1,682.2)	$9,488.7

Cost of sales	994.4	3,796.7	5,876.5	(1,682.2)	8,985.4
Selling, general and administrative expenses	103.8	59.0	176.0	—	338.8
Interest (income) expense	(76.5)	70.2	107.2	—	100.9
Intercompany (income) expense, net	(363.2)	180.9	182.3	—	—
Other (income) expense, net	(32.1)	29.1	20.3	—	17.3

Income (loss) before income taxes, equity in net (income) loss of subsidiaries and cumulative effect of a change in accounting principle	309.7	(243.5)	(19.9)	—	46.3
Provision (benefit) for income taxes	59.8	(61.2)	39.1	—	37.7
Equity in net (income) loss of subsidiaries	241.3	(57.9)	—	(183.4)	—

Income (loss) before cumulative effect of a change in accounting principle	8.6	(124.4)	(59.0)	183.4	8.6
Cumulative effect of a change in accounting principle	2.9	—	—	—	2.9

Net income (loss)	$11.5	$(124.4)	$(59.0)	$183.4	$11.5

	For the Six Months Ended July 2, 2005

	Parent	Guarantors	Non- guarantors	Eliminations	Consolidated

	(Unaudited; in millions)

Net sales	$831.1	$3,344.2	$5,757.6	$(1,227.6)	$8,705.3

Cost of sales	935.2	3,155.9	5,421.1	(1,227.6)	8,284.6
Selling, general and administrative expenses	118.4	56.1	167.4	—	341.9
Interest expense	22.2	47.9	22.9	—	93.0
Intercompany (income) expense, net	(174.6)	141.6	33.0	—	—
Other expense, net	17.8	11.5	9.8	—	39.1

Income (loss) before income taxes and equity in net income of subsidiaries	(87.9)	(68.8)	103.4	—	(53.3)
Provision (benefit) for income taxes	(24.4)	(43.9)	43.8	—	(24.5)
Equity in net income of subsidiaries	(34.7)	(124.8)	—	159.5	—

Net income (loss)	$(28.8)	$99.9	$59.6	$(159.5)	$(28.8)

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(20) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	For the Six Months Ended July 1, 2006

	Parent	Guarantors	Non- guarantors	Eliminations	Consolidated

	(Unaudited; in millions)
Net cash provided by operating activities	$317.6	$(273.4)	$70.0	$—	$114.2
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(35.9)	(64.2)	(84.6)		(184.7)
Change in restricted cash	(68.6)	—	—	—	(68.6)
Other, net	39.4	(4.6)	0.4	—	35.2

Net cash used in investing activities	(65.1)	(68.8)	(84.2)	—	(218.1)

Cash Flows from Financing Activities:
Primary credit facility borrowings, net	600.0	—	—	—	600.0
Repayment of senior notes	(447.6)	—	—	—	(447.6)
Other long-term debt repayments, net	(31.7)	(1.3)	16.4	—	(16.6)
Short-term debt repayments, net	—	—	(4.9)	—	(4.9)
Dividends paid	(16.8)	—	—	—	(16.8)
Decrease in drafts	3.0	(1.8)	(6.0)	—	(4.8)
Change in intercompany accounts	(277.4)	341.0	(63.6)	—	—

Net cash provided by financing activities	(170.5)	337.9	(58.1)	—	109.3

Effect of foreign currency translation	—	5.9	31.7	—	37.6

Net Change in Cash and Cash Equivalents	82.0	1.6	(40.6)		43.0
Cash and Cash Equivalents as of Beginning of Period	38.6	4.8	164.2	—	207.6

Cash and Cash Equivalents as of End of Period	$120.6	$6.4	$123.6	$—	$250.6

	For the Six Months Ended July 2, 2005

	Parent	Guarantors	Non- guarantors	Eliminations	Consolidated

	(Unaudited; in millions)

Net cash provided by operating activities	$(15.6)	$204.8	$336.9	$—	$526.1
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(63.3)	(117.9)	(97.9)	—	(279.1)
Other, net	0.4	2.6	0.1	—	3.1

Net cash used in investing activities	(62.9)	(115.3)	(97.8)	—	(276.0)

Cash Flows from Financing Activities:
Repayment of senior notes	(600.0)	—	—	—	(600.0)
Other long-term debt repayments, net	(19.8)	(1.1)	(1.3)	—	(22.2)
Short-term debt borrowings, net	—	—	5.3	—	5.3
Dividends paid	(33.6)	—	—	—	(33.6)
Proceeds from exercise of stock options	3.0	—	—	—	3.0
Repurchase of common stock	(25.4)	—	—	—	(25.4)
Increase in drafts	3.6	5.5	1.4	—	10.5
Other, net	0.6	—	—	—	0.6
Change in intercompany accounts	631.9	(97.9)	(534.0)	—	—

Net cash used in financing activities	(39.7)	(93.5)	(528.6)	—	(661.8)

Effect of foreign currency translation	—	4.1	(44.4)	—	(40.3)

Net Change in Cash and Cash Equivalents	(118.2)	0.1	(333.9)		(452.0)
Cash and Cash Equivalents as of Beginning of Period	123.5	3.8	457.6	—	584.9

Cash and Cash Equivalents as of End of Period	$5.3	$3.9	$123.7	$—	$132.9

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(20) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

Basis of Presentation – Certain of the Company’s wholly-owned subsidiaries (the “Guarantors”) have unconditionally fully guaranteed, on a joint and several basis, the punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all of the Company’s obligations under the New Credit Agreement and the indentures governing the Company’s senior notes, including the Company’s obligations to pay principal, premium, if any, and interest with respect to the senior notes. The senior notes consist of $642.7 million aggregate principal amount of 8.11% senior notes due 2009, Euro 237.0 million aggregate principal amount of 8.125% senior notes due 2008, $27.5 million aggregate principal amount of zero-coupon convertible senior notes due 2022 and $400.0 million aggregate principal amount of 5.75% senior notes due 2014. The Guarantors under the indentures are currently Lear Automotive Dearborn, Inc., Lear Automotive (EEDS) Spain S.L., Lear Corporation EEDS and Interiors, Lear Corporation (Germany) Ltd., Lear Corporation Mexico, S.A. de C.V., Lear Operations Corporation and Lear Seating Holdings Corp. #50. Lear Automotive Dearborn, Inc. became a Guarantor under the indentures effective April 25, 2006. In lieu of providing separate unaudited financial statements for the Guarantors, the Company has included the unaudited supplemental guarantor condensed consolidating financial statements above. These financial statements reflect the guarantors listed above for all periods presented. Management does not believe that separate financial statements of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented.

As of December 31, 2005 and for the three and six months ended July 2, 2005, the supplemental guarantor condensed consolidating financial statements have been restated to reflect certain changes to the equity investments of guarantor subsidiaries.

Distributions — There are no significant restrictions on the ability of the Guarantors to make distributions to the Company.

Selling, General and Administrative Expenses — The Parent allocated $15.2 million and $12.8 million in the three months ended July 1, 2006 and July 2, 2005, respectively, and $28.1 million and $34.1 million in the six months ended July 1, 2006 and July 2, 2005, respectively, of corporate selling, general and administrative expenses to its operating subsidiaries. The allocations were based on various factors, which estimate usage of particular corporate functions, and in certain instances, other relevant factors, such as the revenues or the number of employees of the Company’s subsidiaries.

Long-term debt of the Parent and the Guarantors — A summary of long-term debt of the Parent and the Guarantors on a combined basis is shown below (in millions):

	July 1, 2006	December 31, 2005

Primary credit facility	$1,000.0	$400.0
Senior notes	1,367.6	1,795.0
Other long-term debt	3.8	12.3

	2,371.4	2,207.3
Less — current portion	(8.3)	(4.2)

	$2,363.1	$2,203.1

The obligations of foreign subsidiary borrowers under the New Credit Agreement are guaranteed by the Parent.

For more information on the above indebtedness, see Note 7, “Long-Term Debt.”

LEAR CORPORATION

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

We are one of the world’s largest automotive interior systems suppliers based on net sales. Our net sales have grown from $14.1 billion for the year ended December 31, 2000, to $17.1 billion for the year ended December 31, 2005. We supply every major automotive manufacturer in the world, including General Motors, Ford, DaimlerChrysler, BMW, Fiat, PSA, Volkswagen, Hyundai, Renault-Nissan, Mazda, Toyota, Porsche and Honda.

We supply automotive manufacturers with complete automotive seat systems, electrical distribution systems and various electronic products. We also supply automotive interior components and systems, including instrument panels and cockpit systems, headliners and overhead systems, door panels and flooring and acoustic systems.

In light of recent customer and market trends, we have been evaluating strategic alternatives with respect to our interior segment. On March 29, 2006, we agreed in principle to contribute substantially all of our European interior products business to International Automotive Components Group, LLC (“IAC”), a joint venture with WL Ross & Co. LLC (“WLR”) and Franklin Mutual Advisers, LLC (“Franklin”). Pursuant to that agreement in principle, on July 20, 2006, we entered into a sale and purchase agreement by and among Lear, IAC and certain subsidiaries of each company. Pursuant to the sale and purchase agreement, we will contribute substantially all of our European interior products business to IAC in exchange for 34% of the outstanding common equity of IAC, on a fully diluted basis, subject to adjustment. Our European interior products business includes our interior components business in Europe (other than Italy and one facility in France), consisting of nine manufacturing facilities supplying door panels, overhead systems, instrument panels, cockpits and interior trim to various original equipment manufacturers. IAC currently owns the European interior products business formerly held by Collins & Aikman Corporation.

We expect the IAC transaction to close in the third quarter of 2006. However, the closing of the transaction is subject to various conditions, including the receipt of required third-party consents, as well as other closing conditions customary for transactions of this type. In connection with the transaction, we will enter into various ancillary agreements providing us with customary minority shareholder rights and registration rights with respect to our equity interest in IAC. The transaction does not include our interior products business in North America. No assurances can be given that the joint venture between IAC and us will be consummated on the terms contemplated or at all. In connection with the transaction, we expect to recognize a loss on sale of approximately $40 million in the fiscal period in which the transaction is completed.

Demand for our products is directly related to automotive vehicle production. Automotive sales and production can be affected by general economic or industry conditions, labor relations issues, fuel prices, regulatory requirements, trade agreements and other factors. Our operating results are also significantly impacted by what is referred to in this section as “vehicle platform mix”; that is, the overall commercial success of the vehicle platforms for which we supply particular products, as well as our relative profitability on these platforms. A significant loss of business with respect to any vehicle model for which we are a significant supplier, or a decrease in the production levels of any such models, could have a material adverse impact on our future operating results. In addition, our two largest customers, General Motors and Ford, accounted for approximately 44% of our net sales in 2005, excluding net sales to Saab, Volvo, Jaguar and Land Rover, which are affiliates of General Motors or Ford. The automotive operations of both General Motors and Ford experienced significant operating losses in 2005, and both automakers are continuing to restructure their North American operations, which could have a material impact on our future operating results.

Automotive industry conditions in North America and Europe continue to be challenging. In North America, the industry is characterized by significant overcapacity, fierce competition and significant pension and healthcare liabilities for the domestic automakers. In Europe, the market structure is more fragmented with significant overcapacity. We expect these challenging industry conditions to continue in the foreseeable future. Although North American production levels increased during the first six months of 2006 as compared to a year ago, production levels on several of our key platforms decreased and significant production declines on certain of our key platforms are possible in the second half of 2006 and in 2007. Historically, the majority of our sales have been derived from the U.S.-based automotive manufacturers in North America and, to a lesser extent, automotive manufacturers in Western Europe. These customers have experienced declines in market share in their traditional markets. As discussed below, our ability to increase sales in the future will depend, in part, on our ability to increase our penetration of Asian automotive manufacturers worldwide and leverage our existing North American and European customer base across all product lines.

Our customers require us to reduce costs and, at the same time, assume significant responsibility for the design, development and engineering of our products. Our profitability is largely dependent on our ability to achieve product cost reductions through manufacturing efficiencies, product design enhancement and supply chain management. We also seek to enhance our profitability by

LEAR CORPORATION

investing in technology, design capabilities and new product initiatives that respond to the needs of our customers and consumers. We continually evaluate operational and strategic alternatives to align our business with the changing needs of our customers, improve our business structure and lower the operating costs of our Company.

In the second quarter of 2005, we began to implement consolidation and census actions in order to address unfavorable industry conditions. These actions continued throughout 2005 and the first six months of 2006 and are part of a comprehensive restructuring strategy intended to (i) better align our manufacturing capacity with the changing needs of our customers, (ii) eliminate excess capacity and lower our operating costs and (iii) streamline our organizational structure and reposition our business for improved long-term profitability. In connection with the restructuring actions, we expect to incur pretax costs of approximately $250 million, although all aspects of the restructuring actions have not been finalized.

Our material cost as a percentage of net sales increased to 69.0% in the first six months of 2006 as compared to 68.3% in 2005 and 65.5% in 2004. A substantial portion of this increase was the result of less favorable vehicle platform mix and increases in certain raw material, energy and commodity costs, as well as net selling price reductions. Raw material, energy and commodity costs (principally steel, copper, resins and other oil-based commodities) remained high and continued to have an adverse impact on our operating results in the first half of 2006. Resins, copper and crude oil, in particular, experienced significant price increases in the first half of 2006. Unfavorable industry conditions have also resulted in financial distress within our supply base and an increase in commercial disputes and the risk of supply disruption. We have developed and implemented strategies to mitigate or partially offset the impact of higher raw material, energy and commodity costs, which include aggressive cost reduction actions, the utilization of our cost technology optimization process, the selective in-sourcing of components where we have available capacity, the continued consolidation of our supply base and the acceleration of low-cost country sourcing and engineering. However, due to the magnitude and duration of the increased raw material, energy and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers, offset only a portion of the adverse impact. In addition, higher crude oil prices can indirectly impact our operating results by adversely affecting demand for certain of our key light truck platforms. We expect that high raw material, energy and commodity costs will continue to have an adverse impact on our operating results in the foreseeable future. See “— Forward-Looking Statements” and Item 1A, “Risk Factors – High raw material costs may continue to have a significant adverse impact on our profitability,” in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Our success in generating cash flow will depend, in part, on our ability to efficiently manage working capital. Working capital can be significantly impacted by the timing of cash flows from sales and purchases. Historically, we have been generally successful in aligning our vendor payment terms with our customer payment terms. However, our ability to continue to do so may be adversely impacted by unfavorable financial results and adverse industry conditions. In addition, our cash flow is also dependent on our ability to efficiently manage our capital spending. We utilize return on investment as a measure of the efficiency with which assets are deployed to increase earnings. Improvements in our return on investment will depend on our ability to maintain an appropriate asset base for our business and to increase productivity and operating efficiency. The level of profitability and the return on investment of our interior segment is significantly below that of our seating and electronic and electrical segments.

In the first six months of 2006, we incurred costs of $40 million related to the restructuring actions described above, including $36 million of restructuring charges and $4 million of manufacturing inefficiencies. In addition, we recognized aggregate gains of $27 million related to the sales of our interests in two affiliates, as well as fixed asset and goodwill impairment charges of $10 million related to our interior products business in North America. In the second quarter of 2005, we incurred costs of $28 million related to the restructuring actions described above, including $27 million of restructuring charges and $1 million of manufacturing inefficiencies. In addition, we recorded a charge of $17 million related to the impairment of an investment in a non-core business and experienced $35 million in litigation-related charges. In the first quarter of 2005, we recorded a tax benefit of $18 million resulting from a tax law change in Poland. For further information regarding these items, see “— Restructuring” and Note 3, “Restructuring,” Note 6, “Goodwill and Long-Lived Assets,” Note 10, “Other Expense, Net,” Note 11, “Provision for Income Taxes,” and Note 15, “Legal and Other Contingencies,” to the accompanying condensed consolidated financial statements.

LEAR CORPORATION

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

RESULTS OF OPERATIONS

A summary of our operating results as a percentage of net sales is shown below (dollar amounts in millions):

	Three Months Ended				Six Months Ended

	July 1, 2006		July 2, 2005		July 1, 2006		July 2, 2005

Net sales
Seating	$3,096.1	64.4%	$2,879.9	65.2%	$6,088.6	64.2%	$5,628.6	64.6%
Interior	926.4	19.2	767.0	17.3	1,825.1	19.2	1,529.8	17.6
Electronic and electrical	787.7	16.4	772.4	17.5	1,575.0	16.6	1,546.9	17.8

Net sales	4,810.2	100.0	4,419.3	100.0	9,488.7	100.0	8,705.3	100.0

Gross profit	284.1	5.9	220.8	5.0	503.3	5.3	420.7	4.8
Selling, general and administrative expenses	173.8	3.6	190.8	4.3	338.8	3.6	341.9	3.9
Interest expense	53.2	1.1	48.2	1.1	100.9	1.0	93.0	1.1
Other expense, net	25.6	0.5	32.2	0.7	17.3	0.2	39.1	0.4
Provision (benefit) for income taxes	37.9	0.8	(6.0)	(0.1)	37.7	0.4	(24.5)	(0.3)
Cumulative effect of a change in accounting principle	—	—	—	—	(2.9)	—	—	—

Net income (loss)	$(6.4)	(0.1)%	$(44.4)	(1.0)%	$11.5	0.1%	$(28.8)	(0.3)%

Three Months Ended July 1, 2006 vs. Three Months Ended July 2, 2005

Net sales in the second quarter of 2006 were $4.8 billion as compared to $4.4 billion in the second quarter of 2005, an increase of $391 million or 8.8%. New business favorably impacted net sales by $647 million. This increase was partially offset by the impact of changes in industry production volumes and vehicle platform mix, which reduced net sales by $282 million.

Gross profit and gross margin were $284 million and 5.9% in the quarter ended July 1, 2006, as compared to $221 million and 5.0 % in the quarter ended July 2, 2005. New business favorably impacted gross profit by $62 million. The impact of changes in industry production volumes and vehicle platform mix was largely offset by the benefit of our productivity initiatives and other efficiencies.

Selling, general and administrative expenses, including research and development, were $174 million in the three months ended July 1, 2006, as compared to $191 million in the three months ended July 2, 2005. As a percentage of net sales, selling, general and administrative expenses were 3.6% and 4.3% in the second quarters of 2006 and 2005, respectively. The decrease in selling, general and administrative expenses was largely due to a decrease in litigation-related charges partially offset by costs related to the implementation of our interior segment strategy.

Interest expense was $53 million in the second quarter of 2006 as compared to $48 million in the second quarter of 2005. This increase was largely due to an increase in interest rates, partially offset by a decrease in the interest component of litigation-related charges.

Other expense, which includes state and local non-income taxes, foreign exchange gains and losses, discounts and expenses associated with our asset-backed securitization and factoring facilities, minority interests in consolidated subsidiaries, equity in net income (loss) of affiliates, gains and losses on the sales of assets and other miscellaneous income and expense, was $26 million in the second quarter of 2006 as compared to $32 million in the second quarter of 2005. In the second quarters of 2006 and 2005, we recorded $15 million and $5 million, respectively, related to foreign exchange losses and $6 million and $1 million, respectively, related to discounts and expenses associated with our asset-backed securitization and factoring programs. In the second quarter of 2005, we divested an equity investment in a non-core business, recognizing a charge of $17 million.

The provision for income taxes was $38 million for the second quarter of 2006, as compared to a benefit for income taxes of $6 million for the second quarter of 2005. The provision for income taxes for the second quarter of 2006 includes a one-time tax expense of $3 million resulting from the merger of two foreign entities and changes in tax laws in certain jurisdictions. The provision for

LEAR CORPORATION

income taxes for the second quarter of 2006 was also impacted by a portion of our restructuring and impairment charges, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Excluding these items, the effective tax rates approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, foreign valuation allowances, the U.S. valuation allowance, tax credits, income tax incentives and other permanent items. Further, as a result of recording a valuation allowance related to our net U.S. deferred tax assets in the fourth quarter of 2005, no Federal income tax will be recognized with respect to U.S. operations in 2006. We intend to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Our future income tax expense will include no tax benefit with respect to U.S. losses and no tax expense with respect to U.S. income until the valuation allowance is eliminated. Accordingly, income taxes are impacted by providing a U.S. valuation allowance on operating losses and the mix of earnings among jurisdictions. The benefit for income taxes for the second quarter of 2005 was impacted by restructuring and litigation-related charges that were incurred in countries for which no tax benefit was provided due to a history of operating losses in those countries. In addition, no tax benefit was provided on an impairment charge of $17 million related to an equity investment in a non-core business, which was subsequently divested.

Net loss in the second quarter of 2006 was $6 million, or $0.10 per diluted share, as compared to $44 million, or $0.66 per diluted share, in the second quarter of 2005, for the reasons described above.

Reportable Operating Segments

The financial information presented below is for our three reportable operating segments and our other category for the periods presented. The reportable operating segments are: seating, which includes seat systems and the components thereof; interior, which includes instrument panels and cockpit systems, headliners and overhead systems, door panels, flooring and acoustic systems and other interior products; and electronic and electrical, which includes electronic products and electrical distribution systems, primarily wire harnesses and junction boxes, interior control and entertainment systems and wireless systems. The other category includes unallocated costs related to corporate headquarters, geographic headquarters and the elimination of intercompany activities, none of which meets the requirements of being classified as an operating segment. Corporate and geographic headquarters costs include various support functions, such as information technology, purchasing, corporate finance, executive administration and human resources. Financial measures regarding each segment’s income (loss) before interest, other (income) expense, income taxes and cumulative effect of a change in accounting principle (“segment earnings”) and segment earnings divided by net sales (“margin”) are not measures of performance under accounting principles generally accepted in the United States (“GAAP”). Such measures are presented because we evaluate the performance of our reportable operating segments, in part, based on income (loss) before interest, other (income) expense, income taxes and cumulative effect of a change in accounting principle and the related margin. Segment earnings should not be considered in isolation or as a substitute for net income, net cash provided by operating activities or other income statement or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, segment earnings, as we determine it, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated segment earnings to consolidated income (loss) before provision (benefit) for income taxes and cumulative effect of a change in accounting principle, see Note 16, “Segment Reporting,” to the accompanying condensed consolidated financial statements.

Seating

A summary of financial measures for our seating segment is shown below (dollar amounts in millions):

	Three months ended

	July 1, 2006	July 2, 2005

Net sales	$3,096.1	$2,879.9
Segment earnings	171.5	48.5
Margin	5.5%	1.7%

Seating net sales were $3.1 billion in the second quarter of 2006 as compared to $2.9 billion in the second quarter of 2005, an increase of $216 million or 7.5%. New business favorably impacted net sales by $343 million. This increase was partially offset by changes in industry production volumes and vehicle platform mix, which reduced net sales by $156 million. Segment earnings and the related margin on net sales were $172 million and 5.5% in the second quarter of 2006 as compared to $49 million and 1.7% in the second quarter of 2005. The collective impact of new business and changes in industry production volumes and vehicle platform mix favorably impacted segment earnings by $58 million. Segment earnings also benefited from the impact of our productivity initiatives and other efficiencies. Litigation-related charges reduced segment earnings in the second quarter of 2005 by $30 million. During the second quarter of 2006, we incurred costs related to our restructuring actions of $3 million as compared to $13 million in the second quarter of 2005.

LEAR CORPORATION

Interior

A summary of financial measures for our interior segment is shown below (dollar amounts in millions):

	Three months ended

	July 1, 2006	July 2, 2005

Net sales	$926.4	$767.0
Segment earnings	(37.2)	(17.8)
Margin	(4.0)%	(2.3)%

Interior net sales were $926 million in the second quarter of 2006 as compared to $767 million in the second quarter of 2005, an increase of $159 million or 20.8%. New business favorably impacted net sales by $230 million. This increase was partially offset by changes in industry production volumes and vehicle platform mix, which reduced net sales by $85 million. Segment earnings and the related margin on net sales were ($37) million and (4.0)% in the second quarter of 2006 as compared to ($18) million and (2.3)% in the second quarter of 2005. The decline was primarily the result of the impact of higher raw material prices on new and existing programs and higher launch costs, offset in part by the benefit of our productivity initiatives and other efficiencies. In addition, we recorded fixed asset and goodwill impairment charges of $7 million and $3 million, respectively, in the second quarter of 2006. During the second quarter of 2006, we incurred costs related to our restructuring actions of $2 million as compared to $3 million in the second quarter of 2005.

In the second quarter of 2006, we evaluated the carrying value of the fixed assets of certain operating locations within our interior segment and recorded impairment charges of $7 million. The impairment charges are included in cost of sales in our condensed consolidated statements of operations for the three and six months ended July 1, 2006. We have certain other facilities within our interior segment that generated operating losses during the first six months of 2006. Based on current automotive production volume estimates, management’s assessment of the overall commercial outlook, including the current status of customer negotiations and assumptions regarding raw material pricing, and other factors, we conducted the fixed asset impairment analyses with respect to these facilities, which indicated that the carrying value of their fixed assets was not impaired. We will continue to monitor the operating plans of these facilities for potential impairment.

Electronic and Electrical

A summary of financial measures for our electronic and electrical segment is shown below (dollar amounts in millions):

	Three months ended

	July 1, 2006	July 2, 2005

Net sales	$787.8	$772.4
Segment earnings	38.0	52.2
Margin	4.8%	6.8%

Electronic and electrical net sales were $788 million in the second quarter of 2006 as compared to $772 million in the second quarter of 2005, an increase of $15 million or 2.0%. New business favorably impacted net sales by $74 million. This increase was partially offset by changes in industry production volumes and vehicle platform mix, which reduced net sales by $41 million. Segment earnings and the related margin on net sales were $38 million and 4.8% in the second quarter of 2006 as compared to $52 million and 6.7% in the second quarter of 2005. The decline was primarily the result of net selling price reductions and the impact of higher raw material prices, only a portion of which are recoverable, offset in part by the benefit of our productivity initiatives and other efficiencies. During the second quarter of 2006, we incurred costs related to our restructuring actions of $13 million as compared to $10 million in the second quarter of 2005.

LEAR CORPORATION

Other

A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Three months ended

	July 1, 2006	July 2, 2005

Net sales	$—	$—
Segment earnings	(62.0)	(52.9)
Margin	N/A	N/A

Our other category includes unallocated corporate and geographic headquarters, as well as the elimination of intercompany activity. Corporate and geographic headquarters costs include various support functions, such as information technology, purchasing, corporate finance, executive administration and human resources. Segment earnings related to our other category were ($62) million in the second quarter of 2006 as compared to ($53) million in the second quarter of 2005, largely due to inflationary increases in compensation and benefit expenses and costs related to the implementation of our interior segment strategy.

Six Months Ended July 1, 2006 vs. Six Months Ended July 2, 2005

Net sales in the first six months of 2006 were $9.5 billion as compared to $8.7 billion in the first six months of 2005, an increase of $783 million or 9.0%. New business favorably impacted net sales by $1.3 billion. This increase was partially offset by the impact of changes in industry production volumes and vehicle platform mix, which reduced net sales by $404 million.

Gross profit and gross margin were $503 million and 5.3% in the six months ended July 1, 2006, as compared to $421 million and 4.8% in the six months ended July 2, 2005. New business favorably impacted gross profit by $112 million. The net impact of higher raw material and commodity costs, as well as costs related to our restructuring actions and the impact of net selling price reductions, were largely offset by the benefit of our productivity initiatives and other efficiencies.

Selling, general and administrative expenses, including research and development, were $339 million in the six months ended July 1, 2006, as compared to $342 million in the six months ended July 2, 2005. As a percentage of net sales, selling, general and administrative expenses were 3.6% and 3.9% in the first six months of 2006 and 2005, respectively. The decrease in selling, general and administrative expenses was largely due to a decrease in litigation-related charges and the impact of recent census reduction actions, largely offset by costs related to the implementation of our interior segment strategy and inflationary increases in compensation and benefit expenses.

Interest expense was $101 million in the first six months of 2006 as compared to $93 million in the first six months of 2005. This increase was largely due to an increase in interest rates, partially offset by a decrease in the interest component of litigation-related charges.

Other expense, which includes state and local non-income taxes, foreign exchange gains and losses, discounts and expenses associated with our asset-backed securitization and factoring facilities, minority interests in consolidated subsidiaries, equity in net income (loss) of affiliates, gains and losses on the sales of assets and other miscellaneous income and expense, was $17 million in the first six months of 2006 as compared to $39 million in the first six months of 2005. In the first six months of 2006, we recognized aggregate gains of $27 million related to the sales of our interests in two affiliates. In the first six months of 2006 and 2005, we recorded $19 million and $3 million, respectively, related to foreign exchange losses and $10 million and $2 million, respectively, related to discounts and expenses associated with our asset-based securitization and factoring programs. In the first six months of 2005, we divested an equity investment in a non-core business, recognizing a charge of $17 million.

The provision for income taxes was $38 million for the first six months of 2006, as compared to a benefit for income taxes of $25 million for the first six months of 2005. The provision for income taxes for the first six months of 2006 includes a one-time tax benefit of $5 million resulting from a tax audit resolution, court rulings in certain jurisdictions, the merger of two foreign entities and changes in tax laws in certain jurisdictions. The provision for income taxes for the first six months of 2006 was also impacted by gains on the sales of our interests in two affiliates, for which no tax expense was recognized, and a portion of our restructuring and impairment charges, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Excluding these items, the effective tax rates approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, foreign valuation allowances, the U.S. valuation allowance, tax credits, income tax incentives and other permanent items. Further, as a result of recording a valuation allowance related to our net U.S. deferred tax assets in the fourth quarter of 2005, no Federal income tax will

LEAR CORPORATION

be recognized with respect to U.S. operations in 2006. We intend to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Our future income tax expense will include no tax benefit with respect to U.S. losses and no tax expense with respect to U.S. income until the valuation allowance is eliminated. Accordingly, income taxes are impacted by providing a U.S. valuation allowance on operating losses and the mix of earnings among jurisdictions. The benefit for income taxes for the first six months of 2005 includes a one-time tax benefit of $18 million resulting from a tax law change in Poland and was also impacted by restructuring and litigation-related charges that were incurred in countries for which no tax benefit was provided due to a history of operating losses in those countries. In addition, no tax benefit was provided on an impairment charge of $17 million related to an equity investment in a non-core business, which was subsequently divested.

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

Net income in the first six months of 2006 was $12 million, or $0.17 per diluted share, as compared to a net loss of $29 million, or $0.43 per diluted share, in the first six months of 2005, for the reasons described above.

Reportable Operating Segments

The financial information presented below is for our three reportable operating segments and our other category for the periods presented. The reportable operating segments are: seating, which includes seat systems and the components thereof; interior, which includes instrument panels and cockpit systems, headliners and overhead systems, door panels, flooring and acoustic systems and other interior products; and electronic and electrical, which includes electronic products and electrical distribution systems, primarily wire harnesses and junction boxes, interior control and entertainment systems and wireless systems. The other category includes unallocated costs related to corporate headquarters, geographic headquarters and the elimination of intercompany activities, none of which meets the requirements of being classified as an operating segment. Corporate and geographic headquarters costs include various support functions, such as information technology, purchasing, corporate finance, executive administration and human resources. Financial measures regarding each segment’s income (loss) before interest, other (income) expense, income taxes and cumulative effect of a change in accounting principle (“segment earnings”) and segment earnings divided by net sales (“margin”) are not measures of performance under accounting principles generally accepted in the United States (“GAAP”). Such measures are presented because we evaluate the performance of our reportable operating segments, in part, based on income (loss) before interest, other (income) expense, income taxes and cumulative effect of a change in accounting principle and the related margin. Segment earnings should not be considered in isolation or as a substitute for net income, net cash provided by operating activities or other income statement or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, segment earnings, as we determine it, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated segment earnings to consolidated income (loss) before provision (benefit) for income taxes and cumulative effect of a change in accounting principle, see Note 16, “Segment Reporting,” to the accompanying condensed consolidated financial statements.

Seating

A summary of financial measures for our seating segment is shown below (dollar amounts in millions):

	Six months ended

	July 1, 2006	July 2, 2005

Net sales	$6,088.6	$5,628.6
Segment earnings	297.4	98.7
Margin	4.9%	1.8%

Seating net sales were $6.1 billion in the first six months of 2006 as compared to $5.6 billion in the first six months of 2005, an increase of $460 million or 8.2%. New business favorably impacted net sales by $706 million. This increase was partially offset by changes in industry production volumes and vehicle platform mix, which reduced net sales by $232 million. Segment earnings and the related margin on net sales were $297 million and 4.9% in the six months ended July 1, 2006 as compared to $99 million and 1.8% in the six months ended July 2, 2005. The collective impact of new business and changes in industry production volumes and vehicle platform mix favorably impacted segment earnings by $142 million. Segment earnings also benefited from the impact of our productivity initiatives and other efficiencies. Litigation-related charges reduced segment earnings in the first six months of 2005 by $30 million. During the first half of 2006, we incurred costs related to our restructuring actions of $20 million as compared to $13 million in the first half of 2005.

LEAR CORPORATION

Interior

A summary of financial measures for our interior segment is shown below (dollar amounts in millions):

	Six months ended

	July 1, 2006	July 2, 2005

Net sales	$1,825.1	$1,529.8
Segment earnings	(96.7)	(26.2)
Margin	(5.3)%	(1.7)%

Interior net sales were $1.8 billion in first six months of 2006 as compared to $1.5 billion in the first six months of 2005, an increase of $295 million or 19.3%. New business favorably impacted net sales by $446 million. This increase was partially offset by changes in industry production volumes and vehicle platform mix, which reduced net sales by $148 million. Segment earnings and the related margin on net sales were ($97) million and (5.3)% in the six months ended July 1, 2006 as compared to ($26) million and (1.7)% in the six months ended July 2, 2005. The decline was primarily the result of the impact of higher raw material prices on new and existing programs and higher launch costs. In addition, we recorded fixed asset and goodwill impairment charges of $10 million in the second quarter of 2006. During the first half of 2006, we incurred costs related to our restructuring actions of $9 million as compared to $3 million in the first half of 2005.

Electronic and Electrical

A summary of financial measures for our electronic and electrical segment is shown below (dollar amounts in millions):

	Six months ended

	July 2, 2005	July 2, 2005

Net sales	$1,575.0	$1,546.9
Segment earnings	91.2	110.6
Margin	5.8%	7.1%

Electronic and electrical net sales were $1.6 billion in the first six months of 2006 as compared to $1.5 billion in the first six months of 2005, an increase of $28 million or 1.8%. New business favorably impacted net sales by $127 million. This increase was partially offset by the impact of net foreign exchange rate fluctuations, changes in industry production volumes and vehicle platform mix and the impact of net selling price reductions. Segment earnings and the related margin on net sales were $91 million and 5.8% in the six months ended July 1, 2006 as compared to $111 million and 7.1% in the six months ended July 2, 2005. The decline was primarily the result of net selling price reductions and the impact of higher raw material prices, only a portion of which are recoverable, offset in part by the benefit of our productivity initiatives and other efficiencies. During the first half of 2006, we incurred costs related to our restructuring actions of $15 million as compared to $10 million in the first half of 2005.

Other

A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Six months ended

	July 1, 2006	July 2, 2005

Net sales	$—	$—
Segment earnings	(127.4)	(104.3)
Margin	N/A	N/A

Our other category includes unallocated corporate and geographic headquarters, as well as the elimination of intercompany activity. Corporate and geographic headquarters costs include various support functions, such as information technology, purchasing, corporate finance, executive administration and human resources. Segment earnings related to our other category were ($127) million in the first six months of 2006 as compared to ($104) million in the first six months of 2005, largely due to inflationary increases in compensation and benefit expenses and costs related to the implementation of our interior segment strategy.

LEAR CORPORATION

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

In connection with our restructuring actions, we recorded restructuring and related manufacturing inefficiency charges of $40 million in the first six months of 2006, including $38 million recorded as cost of sales and $6 million recorded as selling, general and administrative expenses. The remaining amount relates to $4 million in net gains on the sales of facilities and machinery and equipment, which is recorded in other expense, net. Restructuring activities resulted in cash expenditures of $38 million in the first half of 2006. The 2006 charges consist of employee termination benefits of $30 million, asset impairment charges of $3 million and contract termination costs of $2 million, as well as other costs of $1 million. We also estimate that we incurred approximately $4 million in manufacturing inefficiency costs during this period as a result of the restructuring. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations. Asset impairment charges relate to the disposal of machinery and equipment with carrying values of $3 million in excess of related estimated fair values. Contract termination costs include lease termination costs. Restructuring and related manufacturing inefficiency charges were $104 million in 2005 and restructuring costs in 2006 are estimated to be in the range of $120 million to $150 million.

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

In addition, we utilize uncommitted lines of credit as needed for our short-term working capital fluctuations. The availability of uncommitted lines of credit may be affected by our financial performance, credit ratings and other factors. As of July 1, 2006, the Company had unsecured lines of credit of approximately $200 million. See “— Off-Balance Sheet Arrangements” and “— Accounts Receivable Factoring.”

Cash Flow

Cash flows from operating activities were $114 million in the first six months of 2006 as compared to $526 million in the first six months of 2006. The net change in working capital items and sold accounts receivable resulted in decreases of $359 million and $247 million, respectively, in cash provided by operating activities between periods. These decreases were partially offset by the net change in recoverable customer engineering and tooling, which resulted in an increase of $192 million in cash provided by operating activities between periods due to the timing of program launches. Increases in accounts receivable and accounts payable used cash of $387 million and generated cash of $36 million, respectively, in the first six months of 2006, reflecting an increase in net sales and the timing of payments received from our customers and made to our suppliers.

Cash flows used in investing activities were $218 million in the first six months of 2006 as compared to $276 million in the first six months of 2005. This decrease reflects a $94 million decline in capital expenditures, as well as cash received of $35 million related to the sales of our interests in two affiliates, partially offset by an increase in restricted cash of $69 million. The restricted cash represents amounts available under our new credit agreement to repurchase senior notes. See “— Amended and Restated Primary Credit Facility.” Capital expenditures in 2006 are forecasted to be approximately $400 million, down from last year’s peak level due primarily to lower launch activity.

LEAR CORPORATION

Financing activities generated $109 million in cash in the first six months of 2006 as compared to a use of $662 million of cash in the first six months of 2005, largely due to the repayment of $600 million aggregate principal amount of 7.96% senior notes in 2005.

Capitalization

In addition to cash provided by operating activities, we utilize a combination of available credit facilities and long-term notes to fund our capital expenditures and working capital requirements. For both the six months ended July 1, 2006 and July 2, 2005, our average outstanding debt balance, as of the end of each fiscal quarter, was $2.3 billion. The weighted average long-term interest rate, including rates under our committed credit facility and the effect of hedging activities, was 7.0% and 6.6% for the respective periods. For the six months ended July 1, 2006 and July 2, 2005, our average outstanding unsecured short-term debt balance, as of the end of each fiscal quarter, was $18 million and $42 million, respectively. The weighted average interest rate, including the effect of hedging activities, was 4.6% and 3.5% for the respective periods.

Primary Credit Facility

On April 25, 2006, we entered into a $2.7 billion amended and restated credit and guarantee agreement (the “new credit agreement”), which provides for maximum revolving borrowing commitments of $1.7 billion and a term loan facility of $1.0 billion. The new credit agreement replaced our prior primary credit facility, which consisted of maximum revolving borrowing commitments of $1.7 billion, as well as a $400 million term loan facility, which was scheduled to mature on February 11, 2007. The $1.7 billion revolving credit facility matures on March 23, 2010, and the $1.0 billion term loan facility matures on April 25, 2012. The new credit agreement provides for multicurrency borrowings in a maximum aggregate amount of $750 million, Canadian borrowings in a maximum aggregate amount of $200 million and swing-line borrowings in a maximum aggregate amount of $300 million, the commitments for which are part of the aggregate revolving credit facility commitment. As of July 1, 2006, we had $1.0 billion in borrowings outstanding under the new credit agreement, all of which were outstanding under the term loan facility, as well as $94 million committed under outstanding letters of credit. There were no revolving borrowings outstanding as of July 1, 2006.

Of the $1.0 billion proceeds under the term loan facility, $400 million was used to repay the term loan facility under our prior primary credit facility, $317 million was placed in a cash collateral account for the purpose of refinancing or repurchasing our outstanding zero-coupon convertible senior notes, $200 million was placed in a cash collateral account for the purpose of refinancing or repurchasing a portion of our senior notes due 2008 and 2009 and the remainder was designated for general corporate purposes. Our ability to utilize funds in the cash collateral accounts is subject to there being no default or event of default under the new credit agreement. See “— Senior Notes” and “— Senior Notes — Zero-Coupon Convertible Notes.”

During the second quarter of 2006, we completed a cash tender offer for the repurchase of our outstanding zero-coupon convertible senior notes. On June 14, 2006, we paid the aggregate purchase price of $277 million for notes having an accreted value of $279 million. Notes with an accreted value of $28 million, as of July 1, 2006, remain outstanding. In addition, with respect to our senior notes due 2008 and 2009, we repurchased notes with a par value of Euro 13 million and $157 million, respectively, for an aggregate purchase price of $171 million. Both transactions were funded with cash on deposit in the cash collateral accounts discussed above. As a result of these transactions, there was approximately $69 million remaining in the cash collateral accounts as of July 1, 2006. In addition, in connection with these transactions, we recognized a gain on the extinguishment of debt of approximately $3 million in the second quarter of 2006. The gain is included in other expense, net in the accompanying condensed consolidated statements of operations for the three and six months ended July 1, 2006.

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

The new credit agreement contains certain affirmative and negative covenants, including (i) limitations on fundamental changes involving us or our subsidiaries, asset sales and restricted payments, (ii) a limitation on indebtedness with a maturity shorter than the term loan facility, (iii) a limitation on aggregate subsidiary indebtedness to an amount which is no more than 4% of consolidated total assets, (iv) a limitation on aggregate secured indebtedness to an amount which is no more than $100 million and (v) requirements that we maintain an initial leverage ratio of not more than 4.25 to 1 with decreases over time and an initial interest coverage ratio of not less than 2.50 to 1 with increases over time.

The leverage and interest coverage ratios, as well as the related components of their computation, are defined in the new credit agreement, which is incorporated by reference as an exhibit to this Report. The leverage ratio is calculated as the ratio of consolidated

LEAR CORPORATION

indebtedness to consolidated operating profit. For the purpose of the covenant calculation, (i) consolidated indebtedness is generally defined as reported debt, net of cash and excludes transactions related to our asset-backed securitization and factoring facilities and (ii) consolidated operating profit is generally defined as net income excluding income taxes, interest expense, depreciation and amortization expense, other income and expense, minority interests in income of subsidiaries in excess of net equity earnings in affiliates, certain restructuring and other non-recurring charges, extraordinary gains and losses and other specified non-cash items. Consolidated operating profit is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under our primary credit facility. The interest coverage ratio is calculated as the ratio of consolidated operating profit to consolidated interest expense. For the purpose of the covenant calculation, consolidated interest expense is generally defined as interest expense plus any discounts or expenses related to our asset-backed securitization facility less amortization of deferred finance fees and interest income. As of July 1, 2006, we were in compliance with all covenants set forth in the new credit agreement. Our leverage and interest coverage ratios were 2.5 to 1 and 4.6 to 1, respectively. These ratios are calculated on a trailing four quarter basis. As a result, any decline in our future operating results will negatively impact our coverage ratios. Our failure to comply with the financial covenants could have a material adverse effect on our liquidity and operations.

Reconciliations of (i) consolidated indebtedness to reported debt, (ii) consolidated operating profit to income before provision for income taxes and cumulative effect of a change in accounting principle and (iii) consolidated interest expense to reported interest expense are shown below (in millions):

	July 1, 2006

Consolidated indebtedness	$2,122.4
Cash and cash equivalents	250.6
Restricted cash	68.6

Reported debt	$2,441.6

	Three months Ended	Six Months Ended
	July 1, 2006	July 1, 2006

Consolidated operating profit	$255.3	$443.5
Depreciation and amortization	(103.5)	(201.3)
Consolidated interest expense	(51.4)	(97.3)
Other expense, net (excluding certain costs related to asset-backed securitization facility)	(22.8)	(12.9)
Restructuring charges	(19.2)	(44.2)
Impairment charges	(10.1)	(10.1)
Other non-cash items	(16.8)	(31.4)

Income before provision for income taxes and cumulative effect of a change in accounting principle	$31.5	$46.3

Consolidated interest expense	$51.4	$97.3
Certain costs related to asset-backed securitization facility	(2.8)	(4.4)
Amortization of deferred financing fees	2.4	4.5
Bank facility and other fees	2.2	3.5

Reported interest expense	$53.2	$100.9

Senior Notes

In addition to the $1.0 billion in borrowings outstanding under the new credit agreement, as of July 1, 2006, we had $1.4 billion of other debt outstanding, including short-term borrowings, consisting primarily of $399 million aggregate principal amount of senior notes due 2014, $28 million accreted value of zero-coupon senior notes due 2022, Euro 237 million (approximately $298 million based on the exchange rate in effect as of July 1, 2006) aggregate principal amount of senior notes due 2008 and $643 million aggregate principal amount of senior notes due 2009.

All of our senior notes are guaranteed by the same subsidiaries that guaranteed our prior primary credit facility and that now guarantee the new credit agreement. In the event that any such subsidiary ceases to be a guarantor under the new credit agreement, such

LEAR CORPORATION

subsidiary will be released as a guarantor of the senior notes. Our obligations under the senior notes are not secured by the pledge of the assets or capital stock of any of our subsidiaries.

With the exception of our zero-coupon convertible senior notes, our senior notes contain covenants restricting our ability to incur liens and to enter into sale and leaseback transactions and restricting our ability to consolidate with, to merge with or into or to sell or otherwise dispose of all or substantially all of our assets to any person. With respect to the indenture governing our zero-coupon convertible senior notes, we received consents from a majority of the holders of the zero-coupon convertible notes allowing us to execute a supplemental indenture which eliminated the covenants and related provisions in the indenture that restricted our ability to incur liens and enter into sale and leaseback transactions. As of July 1, 2006, we were in compliance with all covenants and other requirements set forth in our senior notes.

Zero-Coupon Convertible Senior Notes

In February 2002, we issued $640 million aggregate principal amount at maturity of zero-coupon convertible senior notes due 2022, yielding gross proceeds of $250 million. The notes are unsecured and rank equally with our other unsecured senior indebtedness, including our other senior notes. Each note of $1,000 principal amount at maturity was issued at a price of $391.06, representing a yield to maturity of 4.75%. As discussed above, we repurchased notes having an accreted value of $279 million in the second quarter of 2006. Holders of the remaining notes may convert their notes at any time on or before the maturity date at a conversion rate, subject to adjustment, of 7.5204 shares of our common stock per note, provided that the average per share price of our common stock for the 20 trading days immediately prior to the conversion date is at least a specified percentage, beginning at 120% upon issuance and declining 1/2% each year thereafter to 110% at maturity, of the accreted value of the note, divided by the conversion rate (the “Contingent Conversion Trigger”). As of July 1, 2006, there were outstanding 57,337 notes of $1,000 principal amount at maturity, having an aggregate accreted value of $28 million. The average per share price of our common stock for the 20 trading days immediately prior to July 1, 2006 was $21.89. As of July 1, 2006, the Contingent Conversion Trigger was $75.32. The notes are also convertible (1) if the long-term credit rating assigned to the notes by either Moody’s Investors Service or Standard & Poor’s Ratings Services is reduced below Ba3 or BB-, respectively (which is currently the case), or either ratings agency withdraws its long-term credit rating assigned to the notes, (2) if we call the notes for redemption or (3) upon the occurrence of specified other events.

We have an option to redeem all or a portion of the remaining notes for cash at their accreted value at any time on or after February 20, 2007. Should we exercise this option, holders of the notes could exercise their option to convert the notes into our common stock at the conversion rate, subject to adjustment, of 7.5204 shares per note. The remaining holders may require us to purchase their notes on each of February 20, 2007, 2012 and 2017, as well as upon the occurrence of a fundamental change (as defined in the indenture governing the notes), at their accreted value on such dates. On August 26, 2004, we amended our outstanding zero-coupon convertible senior notes to require settlement of any repurchase obligation with respect to the notes for cash only.

Contractual Obligations

Our scheduled maturities of long-term debt, including capital lease obligations, and our scheduled interest payments on our outstanding debt as of July 1, 2006, are shown below (in millions):

	2006	2007		2008	2009	2010	Thereafter	Total

Long-term debt maturities	$13.9	$52.2	(1)	$308.8	$642.8	$8.8	$1,403.2	$2,429.7
Interest payments on our outstanding debt	91.3	182.4		169.6	130.9	104.3	199.5	878.0	(2)

(1)

Our zero-coupon convertible senior notes are reflected in the contractual obligations table above at their book value of $28 million as of July 1, 2006, which also represents their accreted value as of February 20, 2007 (the first date at which the remaining holders may require us to purchase their notes).

(2)	Total interest payments on our outstanding debt reflect interest on borrowings under our new term loan facility at interest rates in effect as of the date of this Report.

For further information regarding our contractual obligations, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Condition — Capitalization — Contractual Obligations,” in our Annual Report on Form 10-K for the year ended December 31, 2005.

LEAR CORPORATION

Off-Balance Sheet Arrangements

Asset-Backed Securitization Facility

We have in place an asset-backed securitization facility (the “ABS facility”) which provides for maximum purchases of adjusted accounts receivable of $150 million. As of July 1, 2006, accounts receivable of $150 million were sold under this facility. The level of funding utilized under this facility is based on the credit ratings of our major customers, the level of aggregate accounts receivable in a specific month and our funding requirements. Should our major customers experience further reductions in their credit ratings, we may be unable or elect not to utilize the ABS facility in the future. Should this occur, we would utilize our new credit agreement to replace the funding currently provided by the ABS facility. In addition, the ABS facility providers can elect to discontinue the program in the event that our senior secured debt credit rating declines to below B- or B3 by Standard & Poor’s Ratings Services or Moody’s Investors Service, respectively.

Guarantees and Commitments

We guarantee the residual value of certain of our leased assets. As of July 1, 2006, these guarantees totaled $27 million. In addition, we guarantee certain of the debt of some of our unconsolidated affiliates. The percentages of debt guaranteed of these entities are based on our ownership percentages. As of July 1, 2006, the aggregate amount of debt guaranteed was approximately $26 million.

Accounts Receivable Factoring

Certain of our European and Asian subsidiaries periodically factor their accounts receivable with financial institutions. Such receivables are factored without recourse to us and are excluded from accounts receivable in the condensed consolidated balance sheets. As of July 1, 2006 and December 31, 2005, the amount of factored receivables was $293 million and $256 million, respectively. We cannot provide any assurances that these factoring facilities will be available or utilized in the future.

Credit Ratings

The credit ratings below are not recommendations to buy, sell or hold our securities and are subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

The credit ratings of our senior secured and unsecured debt as of the date of this Report are shown below. For our senior secured debt, the rating of Fitch Ratings is two levels below investment grade, while the ratings of Standard & Poor’s Ratings Services and Moody’s Investors Service are four and five levels below investment grade, respectively. For our senior unsecured debt, the rating of Fitch Ratings is five levels below investment grade, while the ratings of Standard & Poor’s Ratings Services and Moody’s Investors Service are both six levels below investment grade

	Standard & Poor’s Ratings Services	Moody’s Investors Service	Fitch Ratings

Credit rating of senior secured debt	B+	B2	BB
Corporate rating	B+	B2	B
Credit rating of senior unsecured debt	B-	B3	B
Ratings outlook	Negative	Negative	Negative

Dividends

A summary of 2006 dividend activity is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date

$0.25 per share	February 9, 2006	February 24, 2006	March 13, 2006

On March 29, 2006, our quarterly cash dividend program was suspended indefinitely. The payment of future dividends is dependent upon our financial condition, results of operations, capital requirements, alternative uses of capital and other factors. See “— Forward-Looking Statements.” Also, we are subject to the restrictions on dividends and common stock repurchases contained in the credit agreement governing our new credit agreement.

Common Stock Repurchase Program

In November 2004, our Board of Directors approved a common stock repurchase program which permits the discretionary repurchase of up to 5,000,000 shares of our common stock through November 15, 2006. There were no shares repurchased under this program during the first six months of 2006. During the first six months of 2005, we repurchased 490,900 shares of our outstanding common stock at an average purchase price of $51.72 per share, excluding commissions of $0.03 per share. As of July 1, 2006, 4,509,100

LEAR CORPORATION

shares of common stock were available for repurchase under the common stock repurchase program. The extent to which we will repurchase our common stock and the timing of such repurchases will depend upon prevailing market conditions, alternative uses of capital and other factors. See “— Forward-Looking Statements.” Also, we are subject to the restrictions on common stock repurchases contained in the credit agreement governing our new primary credit facility.

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

Our most significant foreign currency transactional exposures relate to the Mexican peso and the Canadian dollar, as well as the Euro and other European currencies. We have performed a quantitative analysis of our overall currency rate exposure as of July 1, 2006. The potential earnings benefit related to net unhedged transactional exposures from a hypothetical 10% strengthening of the U.S. dollar relative to all other currencies for a twelve-month period is approximately $5 million. The potential earnings exposure related to net unhedged transactional exposures from a similar strengthening of the Euro relative to all other currencies for a twelve-month period is approximately $3 million.

As of July 1, 2006, foreign exchange contracts representing $2.3 billion of notional amount were outstanding with maturities of less than eighteen months. As of July 1, 2006, the fair market value of these foreign exchange contracts was approximately negative $17 million. A 10% change in the value of the U.S. dollar relative to all other currencies would result in a $60 million change in the aggregate fair market value of these contracts. A 10% change in the value of the Euro relative to all other currencies would result in a $70 million change in the aggregate fair market value of these contracts.

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

LEAR CORPORATION

Interest Rates

We use a combination of fixed and variable rate debt and interest rate swap contracts to manage our exposure to interest rate movements. Our exposure to variable interest rates on outstanding variable rate debt instruments indexed to United States or European Monetary Union short-term money market rates is partially managed by the use of interest rate swap contracts to convert certain variable rate debt obligations to fixed rate, matching effective and maturity dates to specific debt instruments. We also utilize interest rate swap contracts to convert certain fixed rate debt obligations to variable rate, matching effective and maturity dates to specific debt instruments. All of our interest rate swap contracts are executed with banks that we believe are creditworthy and are denominated in currencies that match the underlying debt instrument. Net interest payments or receipts from interest rate swap contracts are recorded as adjustments to interest expense in our condensed consolidated statements of operations on an accrual basis.

We have performed a quantitative analysis of our overall interest rate exposure as of July 1, 2006. This analysis assumes an instantaneous 100 basis point parallel shift in interest rates at all points of the yield curve. The potential adverse pretax earnings impact from this hypothetical increase for a twelve-month period is approximately $14 million.

As of July 1, 2006, interest rate swap contracts representing $1.1 billion of notional amount were outstanding with maturity dates of August 2007 through September 2011. Of these outstanding contracts, $300 million are designated as fair value hedges and modify the fixed rate characteristics of our outstanding 8.11% senior notes due May 2009. The remaining $800 million are designated as cash flow hedges and modify the variable rate characteristics of our variable rate debt instruments. The fair market value of all outstanding interest rate swap contracts is subject to changes in value due to changes in interest rates. As of July 1, 2006, the fair market value of these contracts was approximately negative $10 million. A 100 basis point parallel shift in interest rates would result in an $11 million change in the aggregated fair market value of these contracts.

Commodity Prices

We have commodity price risk with respect to purchases of certain raw materials, including steel, leather, resins, chemicals, copper and diesel fuel. In limited circumstances, we have used financial instruments to mitigate this risk. Increases in certain raw material, energy and commodity costs (principally steel, resins and other oil-based commodities) had a material adverse impact on our operating results in 2005 and continued to have an adverse impact on our operating results in the first half of 2006.

We have developed and implemented strategies to mitigate or partially offset the impact of higher raw material, energy and commodity costs, which include aggressive cost reduction actions, the utilization of our cost technology optimization process, the selective in-sourcing of components where we have available capacity, the continued consolidation of our supply base and the acceleration of low-cost country sourcing and engineering. However, due to the magnitude and duration of the increased raw material, energy and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers, offset only a portion of the adverse impact. In addition, higher crude oil prices can indirectly impact our operating results by adversely affecting demand for certain of our key light truck platforms. We expect that high raw material, energy and commodity costs will continue to have an adverse impact on our operating results in the foreseeable future. See “— Forward-Looking Statements” and Item 1A, “Risk Factors – High raw material costs may continue to have a significant adverse impact on our profitability,” in our Annual Report on Form 10-K for the year ended December 31, 2005.

OTHER MATTERS

Legal and Environmental Matters

We are involved from time to time in legal proceedings and claims, including, without limitation, commercial or contractual disputes with our suppliers and competitors. These disputes vary in nature and are usually resolved by negotiations between the parties.

On January 29, 2002, Seton Company (“Seton”), one of our leather suppliers, filed a suit alleging that we had breached a purported agreement to purchase leather from Seton for seats for the life of the General Motors GMT 800 program. Seton filed the lawsuit in the U.S. District Court for the Eastern District of Michigan seeking compensatory and exemplary damages totaling approximately $97 million, plus interest, on breach of contract and promissory estoppel claims. In May 2005, this case proceeded to trial, and the jury returned a $30 million verdict against us. On September 27, 2005, the Court denied our post-trial motions challenging the judgment and granted Seton’s motion to award prejudgment interest in the amount of approximately $5 million. The full amount of the judgment and the prejudgment interest has been recorded in our condensed consolidated financial statements. We are appealing the judgment and the interest award. Post-judgment interest, while the appeal is pending, continues to be recorded in interest expense in our condensed consolidated financial statements.

On January 26, 2004, we filed a patent infringement lawsuit against Johnson Controls Inc. and Johnson Controls Interiors LLC (together, “JCI”) in the U.S. District Court for the Eastern District of Michigan alleging that JCI’s garage door opener products

LEAR CORPORATION

infringed certain of our radio frequency transmitter patents. JCI counterclaimed seeking a declaratory judgment that the subject patents are invalid and unenforceable, and that JCI is not infringing these patents. JCI also has filed motions for summary judgment asserting that its garage door opener products do not infringe our patents and that one of our patents is invalid and unenforceable. We are vigorously pursuing our claims against JCI. A trial date that had been set in the second quarter of 2006 has been postponed and no new trial date has been scheduled.

After we filed our patent infringement action against JCI, affiliates of JCI sued one of our vendors and certain of the vendor’s employees in Ottawa County, Michigan Circuit Court on July 8, 2004, alleging misappropriation of trade secrets. The suit alleges that the defendants misappropriated and shared with us trade secrets involving JCI’s universal garage door opener product. JCI seeks to enjoin the defendants from selling or attempting to sell a competing product, as well as compensatory and exemplary damages in unspecified amounts. We are not a defendant in this lawsuit; however, the agreements between us and the defendants contain customary indemnification provisions. We do not believe that our garage door opener product benefited from any allegedly misappropriated trade secrets or technology. However, JCI has sought discovery of certain information which we believe is confidential and proprietary, and we have intervened in the case as a non-party for the limited purpose of protecting our rights with respect to JCI’s discovery efforts. Discovery has been extended to August 11, 2006. We expect a trial date to be scheduled in February 2007.

On June 13, 2005, The Chamberlain Group (“Chamberlain”) filed a lawsuit against us and Ford Motor Company (“Ford”) in the Northern District of Illinois alleging patent infringement. Two counts were asserted against us and Ford based upon two Chamberlain rolling-code garage door opener system patents. Two additional counts were asserted against Ford only (not us) based upon different Chamberlain patents. The Chamberlain lawsuit was filed in connection with the marketing of our universal garage door opener system, which competes with a product offered by JCI. JCI obtained technology from Chamberlain to operate its product. In October 2005, JCI joined the lawsuit as a plaintiff along with Chamberlain, and Chamberlain dismissed its infringement claims against Ford based upon the patents asserted against us but maintained the other claims. JCI and Chamberlain have filed a motion for a preliminary injunction, which we are contesting. We are vigorously defending the claims asserted in this lawsuit and have filed a motion for summary judgment against JCI and Chamberlain on the ground that there is no infringement by our product. A trial date has not yet been scheduled.

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

While we do not believe that the environmental liabilities associated with our current and former properties will have a material adverse effect on our business, consolidated financial position, results of operations or cash flows, no assurances can be given in this regard.

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

LEAR CORPORATION

All of the plaintiffs dismissed their claims for health effects and personal injury damages without prejudice. Approximately 270 plaintiffs remain in the lawsuits who are proceeding with property damage claims only. In March 2005, the venue for these lawsuits was transferred from Lowndes County, Mississippi, to Lafayette County, Mississippi. In April 2005, certain plaintiffs filed an amended complaint alleging negligence, nuisance, intentional tort and conspiracy claims and seeking compensatory and punitive damages.

In the first quarter of 2006, co-defendant UTC entered into a settlement agreement with the plaintiffs. During the second quarter, we and co-defendant Johnson Electric reached a settlement in principle with the plaintiffs, pending negotiation of the final terms and conditions of the settlement and release. Our portion of the settlement amount would be approximately $1 million. In the interim, the August 2006 trial date for the first case has been continued by the court. There is a potential that, even if a final settlement is reached, some plaintiffs may not accept the settlement and could seek separate counsel to pursue their claims.

UTC, the former owner of UT Automotive, and Johnson Electric have each sought indemnification for losses associated with the Mississippi claims from us under the respective acquisition agreements, and we have claimed indemnification from them under the same agreements. In the first quarter of 2006, UTC filed a lawsuit against us in the State of Connecticut Superior Court, District of Hartford, seeking declaratory relief and indemnification from us for the settlement amount, attorney fees, costs and expenses UTC paid in settling and defending the Columbus, Mississippi lawsuits. In the second quarter of 2006, we filed a motion to dismiss this matter and filed a separate action against UTC and Johnson Electric in the State of Michigan, Circuit Court for the County of Oakland, seeking declaratory relief and indemnification from UTC or Johnson Electric for the settlement amount, attorney fees, costs and expenses we have paid, or will pay, in settling and defending the Columbus, Mississippi lawsuits. To date, no company admits to, or has been found to have, an obligation to fully defend and indemnify any other. We intend to vigorously pursue our claims against UTC and Johnson Electric and believe that we will eventually be indemnified by either UTC or Johnson Electric for a substantial portion of our losses. However, the ultimate outcome of these matters is unknown.

In April 2006, a former employee of ours filed a purported class action lawsuit in the U.S. District Court for the Eastern District of Michigan against us, members of our Board of Directors, members of our Employee Benefits Committee and certain of our human resources personnel alleging violations of the Employment Retirement Income Security Act (ERISA) with respect to our retirement savings plans for salaried and hourly employees. In the second quarter of 2006, we were served with three additional purported class action ERISA lawsuits, each of which contained similar allegations against us, our Board of Directors, members of our Employee Benefits Committee and certain of our members of senior management and our human resources personnel. The complaints allege that the defendants breached their fiduciary duties to plan participants in connection with the administration of those plans. The fiduciary duty claims are largely based on allegations of breaches of the fiduciary duties of prudence and loyalty and of over-concentration of plan assets in our common stock. The plaintiffs purport to bring these claims on behalf of the plans and all persons who were participants in or beneficiaries of the plans from 2000 to the present and seek to recover losses allegedly suffered by the plans. The complaints do not specify the amount of damages sought. No determination has been made that a class action can be maintained, and there have been no decisions on the merits of the cases. In June 2006, the court entered an order consolidating these four lawsuits. We intend to vigorously defend the consolidated lawsuit.

Although we record reserves for legal, product warranty and environmental matters in accordance with SFAS No. 5, “Accounting for Contingencies,” the outcomes of these matters are inherently uncertain. Actual results may differ significantly from current estimates. See Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Certain Tax Matters

UT Automotive

Prior to our acquisition of UT Automotive from UTC in May of 1999, one of our subsidiaries purchased the stock of a UT Automotive subsidiary. In connection with the acquisition, we agreed to indemnify UTC for certain matters, including tax consequences if the Internal Revenue Service (the “IRS”) overturned UTC’s tax treatment of the transaction. On June 28, 2006, this matter was settled with the Appeals Office of the IRS. As a result of the settlement, we will be required to make an indemnity payment to UTC of approximately $21 million. The payment has been recorded as an adjustment to the original purchase price of UTA and allocated to goodwill in a manner consistent with the original purchase allocation. The amount allocated to the Interiors – Americas unit of approximately $3 million was immediately written off as this unit’s goodwill is fully impaired.

Significant Accounting Policies and Critical Accounting Estimates

Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, terms of existing contracts, our evaluation

LEAR CORPORATION

of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, they are subject to an inherent degree of uncertainty. As a result, actual results in these areas may differ significantly from our estimates. For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies and Critical Accounting Estimates,” and Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no significant changes in our significant accounting policies or critical accounting estimates during the first six months of 2006.

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

The FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” This statement requires that all servicing assets and liabilities be initially measured at fair value. The provisions of this statement are to be applied prospectively to all servicing transactions beginning after September 15, 2006. We are currently evaluating the provisions of this statement but do not expect the effects of adoption to be significant.

Income Taxes

The FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes by establishing minimum standards for the recognition and measurement of tax positions taken or expected to be taken in a tax return. Under the requirements of FIN 48, we must review all of our uncertain tax positions and make a determination as to whether our position is more-likely-than-not to be sustained upon examination by regulatory authorities. If a position meets the more-likely-than-not criterion, then the related tax benefit is measured based on the cumulative probability analysis of the amount that is more-likely-than-not to be realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this interpretation on our financial statements.

LEAR CORPORATION

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. The words “will,” “may,” “designed to,” “outlook,” “believes,” “should,” “anticipates,” “plans,” “expects,” “intends,” “estimates” and similar expressions identify these forward-looking statements. All statements contained or incorporated in this Report which address operating performance, events or developments that we expect or anticipate may occur in the future, including statements related to business opportunities, awarded sales contracts, sales backlog and on-going commercial arrangements or statements expressing views about future operating results, are forward-looking statements. Important factors, risks and uncertainties that may cause actual results to differ from those expressed in our forward-looking statements include, but are not limited to:

•	general economic conditions in the markets in which we operate, including changes in interest rates or currency exchange rates;

•	fluctuations in the production of vehicles for which we are a supplier;

•	labor disputes involving us or our significant customers or suppliers or that otherwise affect us;

•	our ability to achieve cost reductions that offset or exceed customer-mandated selling price reductions;

•	the outcome of customer productivity negotiations;

•	the impact and timing of program launch costs;

•	the costs and timing of facility closures, business realignment or similar actions;

•	increases in our warranty or product liability costs;

•	risks associated with conducting business in foreign countries;

•	competitive conditions impacting our key customers and suppliers;

•	raw material costs and availability;

•	our ability to mitigate the significant impact of recent increases in raw material, energy and commodity costs;

•	the outcome of legal or regulatory proceedings to which we are or may become a party;

•	unanticipated changes in cash flow, including our ability to align our vendor payment terms with those of our customers;

•	the finalization of our restructuring strategy;

•	the outcome of various strategic alternatives being evaluated with respect to our interior segment; and

•	other risks described from time to time in our other SEC filings.

Finally, our agreement to contribute substantially all of our European interior products business to International Automotive Components Group, LLC is subject to various conditions, including the receipt of required third-party consents, as well as other closing conditions customary for transactions of this type. No assurances can be given that the proposed transaction will be consummated on the terms contemplated or at all.

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

(b)	Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended July 1, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

LEAR CORPORATION

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

Commercial Disputes

We are involved from time to time in legal proceedings and claims, including, without limitation, commercial or contractual disputes with our suppliers and competitors. These disputes vary in nature and are usually resolved by negotiations between the parties.

On January 29, 2002, Seton Company (“Seton”), one of our leather suppliers, filed a suit alleging that we had breached a purported agreement to purchase leather from Seton for seats for the life of the General Motors GMT 800 program. Seton filed the lawsuit in the U.S. District Court for the Eastern District of Michigan seeking compensatory and exemplary damages totaling approximately $97 million, plus interest, on breach of contract and promissory estoppel claims. In May 2005, this case proceeded to trial, and the jury returned a $30 million verdict against us. On September 27, 2005, the Court denied our post-trial motions challenging the judgment and granted Seton’s motion to award prejudgment interest in the amount of approximately $5 million. The full amount of the judgment and the prejudgment interest has been recorded in our condensed consolidated financial statements. We are appealing the judgment and the interest award. Post-judgment interest, while the appeal is pending, continues to be recorded in interest expense in our condensed consolidated financial statements.

On January 26, 2004, we filed a patent infringement lawsuit against Johnson Controls Inc. and Johnson Controls Interiors LLC (together, “JCI”) in the U.S. District Court for the Eastern District of Michigan alleging that JCI’s garage door opener products infringed certain of our radio frequency transmitter patents. JCI counterclaimed seeking a declaratory judgment that the subject patents are invalid and unenforceable, and that JCI is not infringing these patents. JCI also has filed motions for summary judgment asserting that its garage door opener products do not infringe our patents and that one of our patents is invalid and unenforceable. We are vigorously pursuing our claims against JCI. A trial date that had been set in the second quarter of 2006 has been postponed and no new trial date has been scheduled.

After we filed our patent infringement action against JCI, affiliates of JCI sued one of our vendors and certain of the vendor’s employees in Ottawa County, Michigan Circuit Court on July 8, 2004, alleging misappropriation of trade secrets. The suit alleges that the defendants misappropriated and shared with us trade secrets involving JCI’s universal garage door opener product. JCI seeks to enjoin the defendants from selling or attempting to sell a competing product, as well as compensatory and exemplary damages in unspecified amounts. We are not a defendant in this lawsuit; however, the agreements between us and the defendants contain customary indemnification provisions. We do not believe that our garage door opener product benefited from any allegedly misappropriated trade secrets or technology. However, JCI has sought discovery of certain information which we believe is confidential and proprietary, and we have intervened in the case as a non-party for the limited purpose of protecting our rights with respect to JCI’s discovery efforts. Discovery has been extended to August 11, 2006. We expect a trial date to be scheduled in February 2007.

On June 13, 2005, The Chamberlain Group (“Chamberlain”) filed a lawsuit against us and Ford Motor Company (“Ford”) in the Northern District of Illinois alleging patent infringement. Two counts were asserted against us and Ford based upon two Chamberlain rolling-code garage door opener system patents. Two additional counts were asserted against Ford only (not us) based upon different Chamberlain patents. The Chamberlain lawsuit was filed in connection with the marketing of our universal garage door opener system, which competes with a product offered by JCI. JCI obtained technology from Chamberlain to operate its product. In October 2005, JCI joined the lawsuit as a plaintiff along with Chamberlain, and Chamberlain dismissed its infringement claims against Ford based upon the patents asserted against us but maintained the other claims. JCI and Chamberlain have filed a motion for a preliminary injunction, which we are contesting. We are vigorously defending the claims asserted in this lawsuit and have filed a motion for summary judgment against JCI and Chamberlain on the ground that there is no infringement by our product. A trial date has not yet been scheduled.

Product Liability Matters

In the event that use of our products results in, or is alleged to result in, bodily injury and/or property damage or other losses, we may be subject to product liability lawsuits and other claims. In addition, we are a party to warranty-sharing and other agreements with our customers relating to our products. These customers may pursue claims against us for contribution of all or a portion of the amounts sought in connection with product liability and warranty claims. We can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to defend such claims. In addition, if any of our products are, or are alleged to be, defective, we may be required or requested by our customers to participate in a recall or other corrective action involving such products. Certain of our customers have asserted claims against us for costs related to warranty issues, recalls or other corrective actions involving our products. In certain instances, the allegedly defective products were supplied by tier II suppliers

LEAR CORPORATION

against whom we have sought or will seek contribution. We carry insurance for certain legal matters, including product liability claims, but such coverage may be limited. We do not maintain insurance for product warranty or recall matters.

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

While we do not believe that the environmental liabilities associated with our current and former properties will have a material adverse effect on our business, consolidated financial position, results of operations or cash flows, no assurances can be given in this regard.

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

All of the plaintiffs dismissed their claims for health effects and personal injury damages without prejudice. Approximately 270 plaintiffs remain in the lawsuits who are proceeding with property damage claims only. In March 2005, the venue for these lawsuits was transferred from Lowndes County, Mississippi, to Lafayette County, Mississippi. In April 2005, certain plaintiffs filed an amended complaint alleging negligence, nuisance, intentional tort and conspiracy claims and seeking compensatory and punitive damages.

In the first quarter of 2006, co-defendant UTC entered into a settlement agreement with the plaintiffs. During the second quarter, we and co-defendant Johnson Electric reached a settlement in principle with the plaintiffs, pending negotiation of the final terms and conditions of the settlement and release. Our portion of the settlement amount would be approximately $1 million. In the interim, the August 2006 trial date for the first case has been continued by the court. There is a potential that, even if a final settlement is reached, some plaintiffs may not accept the settlement and could seek separate counsel to pursue their claims.

UTC, the former owner of UT Automotive, and Johnson Electric have each sought indemnification for losses associated with the Mississippi claims from us under the respective acquisition agreements, and we have claimed indemnification from them under the same agreements. In the first quarter of 2006, UTC filed a lawsuit against us in the State of Connecticut Superior Court, District of Hartford, seeking declaratory relief and indemnification from us for the settlement amount, attorney fees, costs and expenses UTC paid in settling and defending the Columbus, Mississippi lawsuits. In the second quarter of 2006, we filed a motion to dismiss this matter and filed a separate action against UTC and Johnson Electric in the State of Michigan, Circuit Court for the County of Oakland, seeking declaratory relief and indemnification from UTC or Johnson Electric for the settlement amount, attorney fees, costs and expenses we have paid, or will pay, in settling and defending the Columbus, Mississippi lawsuits. To date, no company admits to, or has been found to have, an obligation to fully defend and indemnify any other. We intend to vigorously pursue our claims against UTC and Johnson Electric and believe that we will eventually be indemnified by either UTC or Johnson Electric for a substantial portion of our losses. However, the ultimate outcome of these matters is unknown.

LEAR CORPORATION

Other Matters

In April 2006, a former employee of ours filed a purported class action lawsuit in the U.S. District Court for the Eastern District of Michigan against us, members of our Board of Directors, members of our Employee Benefits Committee and certain of our human resources personnel alleging violations of the Employment Retirement Income Security Act (ERISA) with respect to our retirement savings plans for salaried and hourly employees. In the second quarter of 2006, we were served with three additional purported class action ERISA lawsuits, each of which contained similar allegations against us, our Board of Directors, members of our Employee Benefits Committee and certain of our members of senior management and our human resources personnel. The complaints allege that the defendants breached their fiduciary duties to plan participants in connection with the administration of those plans. The fiduciary duty claims are largely based on allegations of breaches of the fiduciary duties of prudence and loyalty and of over-concentration of plan assets in our common stock. The plaintiffs purport to bring these claims on behalf of the plans and all persons who were participants in or beneficiaries of the plans from 2000 to the present and seek to recover losses allegedly suffered by the plans. The complaints do not specify the amount of damages sought. No determination has been made that a class action can be maintained, and there have been no decisions on the merits of the cases. In June 2006, the court entered an order consolidating these four lawsuits. We intend to vigorously defend the consolidated lawsuit.

Prior to our acquisition of UT Automotive from UTC in May of 1999, one of our subsidiaries purchased the stock of a UT Automotive subsidiary. In connection with the acquisition, we agreed to indemnify UTC for certain matters, including tax consequences if the Internal Revenue Service (the “IRS”) overturned UTC’s tax treatment of the transaction. On June 28, 2006, this matter was settled with the Appeals Office of the IRS. As a result of the settlement, we will be required to make an indemnity payment to UTC of approximately $21 million. The payment has been recorded as an adjustment to the original purchase price of UTA and allocated to goodwill in a manner consistent with the original purchase allocation. The amount allocated to the Interiors – Americas unit of approximately $3 million was immediately written off as this unit’s goodwill is fully impaired.

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

We are involved in certain other legal actions and claims arising in the ordinary course of business, including, without limitation, commercial disputes, intellectual property matters, personal injury claims, tax claims and employment matters. Although the outcome of any legal matter cannot be predicted with certainty, we do not believe that any of these other legal proceedings or matters in which we are currently involved, either individually or in the aggregate, will have a material adverse effect on our business, consolidated financial position, results of operations or cash flows. See Item 1A, “Risk Factors — We are involved from time to time in legal proceedings and commercial or contractual disputes, which could have an adverse impact on our profitability and consolidated financial position,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Matters,” in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 1A — RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no shares repurchased under our common stock repurchase program during the quarter ended July 1, 2006. For information about this program, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capitalization – Common Stock Repurchase Program.”

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)

The Annual Meeting of Stockholders of Lear Corporation was held on May 11, 2006. At the meeting, the following matters were submitted to a vote of the stockholders of Lear Corporation. Pursuant to the rules of the New York Stock Exchange, there were no broker non-votes in matters (1) and (2) described below. An independent inspector of elections was engaged to tabulate stockholder votes.

LEAR CORPORATION

(1)	The election of four directors to hold office until the 2009 Annual Meeting of Stockholders. The vote with respect to each nominee was as follows:

Nominee	For	Withheld

David E. Fry	59,235,682	541,671
David P. Spalding	33,822,400	25,954,953
James A. Stern	55,810,018	3,967,335
Henry D. G. Wallace	59,183,828	593,525

The terms of office of the following directors continued after the meeting: Messrs. McCurdy, Parrott and Wallman (whose terms expire at the annual meeting in 2007) and Messrs. Mallet, Rossiter and Vandenberghe (whose terms expire at the annual meeting in 2008).

(2)	The appointment of the firm of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2006.

For	Against	Abstain

56,116,420	3,616,318	44,615

(3)	The approval of an amendment to the Lear Corporation Long-Term Stock Incentive Plan.

For	Against	Abstain	Broker Non-Votes

38,277,047	9,627,077	237,200	11,636,029

(4)	The approval of a stockholder proposal to elect each director annually.

For	Against	Abstain	Broker Non-Votes

43,822,890	4,228,620	89,814	11,636,029

(5)

The approval of a stockholder proposal for Lear Corporation to commit itself to a code of conduct based on the International Labor Organization human rights standards and the United Nations’ Norms on the Responsibilities of Transnational Corporations with Regard to Human Rights and commit to a program of outside, independent monitoring of compliance with these standards.

For	Against	Abstain	Broker Non-Votes

19,145,918	19,296,868	9,698,538	11,636,029

ITEM 6 — EXHIBITS

The exhibits listed on the “Index to Exhibits” on pages 53 and 54 are filed with this Form 10-Q or incorporated by reference as set forth below.

LEAR CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION

Dated: August 7, 2006	By:	/s/ Robert E. Rossiter

Robert E. Rossiter
President and Chief Executive Officer

	By:	/s/ James H. Vandenberghe

James H. Vandenberghe
Vice Chairman and Chief Financial Officer

	By:	/s/ Matthew J. Simoncini

Matthew J. Simoncini
Vice President of Global Finance

LEAR CORPORATION

INDEX TO EXHIBITS

Exhibit Number			Exhibit

	3.1		Certificate of Incorporation of Lear Automotive Dearborn, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on May 4, 2006).

	3.2		By-laws of Lear Automotive Dearborn, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on May 4, 2006).

	4.1

Supplemental Indenture No. 5 to the Indenture dated as of May 15, 1999, among Lear Corporation, the Guarantors set forth therein and The Bank of New York Trust Company, N.A. (as successor to The Bank of New York), as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report of Form 8-K filed on April 25, 2006).

	4.2

Supplemental Indenture No. 4 to the Indenture dated as of March 20, 2001, among Lear Corporation, the Guarantors set forth therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 25, 2006).

	4.3

Supplemental Indenture No. 3 to the Indenture dated as of February 20, 2002, among Lear Corporation, the Guarantors set forth therein and The Bank of New York Trust Company, N.A. (as successor to The Bank of New York), as trustee (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 25, 2006).

	4.4

Supplemental Indenture No. 4 to the Indenture dated as of February 20, 2002, among Lear Corporation, the Guarantors set forth therein and The Bank of New York Trust Company, N.A. (as successor to The Bank of New York), as trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 14, 2006).

	4.5

Supplemental Indenture No. 2 to the Indenture dated as of August 3, 2004, among Lear Corporation, the Guarantors set forth therein and The Bank of New York Trust Company, N.A. (as successor to BNY Midwest Trust Company, N.A.), as trustee (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 25, 2006).

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

	10.2	**	Lear Corporation Long-Term Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 25, 2006).

	10.3

Sale and Purchase Agreement dated as of July 20, 2006, by and among Lear Corporation, Lear East European Operations S.a.r.l., Lear Holdings (Hungary) Kft, Lear Corporation GmbH, Lear Corporation Sweden AB, Lear Corporation Poland Sp.zo.o., International Automotive Components Group LLC, International Automotive Components Group SARL, International Automotive Components Group Limited, International Automotive Components Group GmbH and International Automotive Components Group AB (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 21, 2006).

*	31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

*	31.2		Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

LEAR CORPORATION

Exhibit Number		Exhibit

*	32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.