Form 10-Q
period 2006-09-30
LEAR CORP
filed 2006-11-07
CIK 842162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                         Yes ☐   No ☒

As of November 3, 2006, the number of shares outstanding of the registrant’s common stock was 67,377,448 shares.

LEAR CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

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

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 30, 2006	December 31, 2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$153.0	$207.6
Accounts receivable	2,571.8	2,337.6
Inventories	748.4	688.2
Recoverable customer engineering and tooling	228.2	317.7
Other	310.7	295.3

Total current assets	4,012.1	3,846.4

LONG-TERM ASSETS:
Property, plant and equipment, net	1,982.0	2,019.3
Goodwill, net	1,984.7	1,939.8
Other	472.6	482.9

Total long-term assets	4,439.3	4,442.0

	$8,451.4	$8,288.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$8.6	$23.4
Accounts payable and drafts	2,888.9	2,993.5
Accrued liabilities	1,214.6	1,080.4
Current portion of long-term debt	27.5	9.4

Total current liabilities	4,139.6	4,106.7

LONG-TERM LIABILITIES:
Long-term debt	2,349.7	2,243.1
Other	838.9	827.6

Total long-term liabilities	3,188.6	3,070.7

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 150,000,000 shares authorized; 73,283,253 shares issued as of September 30, 2006 and 73,281,653 shares issued as of December 31, 2005	0.7	0.7
Additional paid-in capital	1,129.7	1,108.6
Common stock held in treasury, 5,909,699 shares as of September 30, 2006, and 6,094,847 shares as of December 31, 2005, at cost	(217.0)	(225.5)
Retained earnings	282.5	361.8
Accumulated other comprehensive loss	(72.7)	(134.6)

Total stockholders’ equity	1,123.2	1,111.0

	$8,451.4	$8,288.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share data)

	Three Months Ended		Nine Months Ended

	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Net sales	$4,069.7	$3,986.6	$13,558.4	$12,691.9

Cost of sales	3,882.9	3,900.2	12,868.3	12,184.8
Selling, general and administrative expenses	158.0	142.7	493.9	484.6
Goodwill impairment charges	—	670.0	2.9	670.0
Interest expense	56.6	45.1	157.5	138.1
Other expense, net	38.1	16.4	55.4	55.5

Loss before provision (benefit) for income taxes and cumulative effect of a change in accounting principle	(65.9)	(787.8)	(19.6)	(841.1)
Provision (benefit) for income taxes	8.1	(37.7)	45.8	(62.2)

Loss before cumulative effect of a change in accounting principle	(74.0)	(750.1)	(65.4)	(778.9)
Cumulative effect of a change in accounting principle	—	—	2.9	—

Net loss	$(74.0)	$(750.1)	$(62.5)	$(778.9)

Basic and diluted net loss per share:
Loss before cumulative effect of a change in accounting principle	$(1.10)	$(11.17)	$(0.97)	$(11.60)
Cumulative effect of a change in accounting principle	—	—	0.04	—

Basic and diluted net loss per share	$(1.10)	$(11.17)	$(0.93)	$(11.60)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine Months Ended

	September 30, 2006	October 1, 2005

Cash Flows from Operating Activities:
Net loss	$(62.5)	$(778.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	(2.9)	—
Goodwill impairment charges	2.9	670.0
Fixed asset impairment charges	14.3	87.3
Depreciation and amortization	299.4	290.9
Net change in recoverable customer engineering and tooling	123.4	(100.1)
Net change in working capital items	(272.4)	(260.6)
Net change in sold accounts receivable	(23.7)	279.2
Other, net	27.6	41.0

Net cash provided by operating activities	106.1	228.8

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(268.5)	(414.3)
Other, net	21.1	15.1

Net cash used in investing activities	(247.4)	(399.2)

Cash Flows from Financing Activities:
Primary credit facility borrowings, net	615.1	454.6
Repayment of senior notes	(520.9)	(600.0)
Other long-term debt repayments, net	(18.2)	(20.5)
Short-term debt repayments, net	(8.5)	(4.1)
Dividends paid	(16.8)	(50.4)
Proceeds from exercise of stock options	—	4.7
Repurchase of common stock	—	(25.4)
Increase (decrease) in drafts	(3.5)	3.8
Other, net	—	0.6

Net cash provided by (used in) financing activities	47.2	(236.7)

Effect of foreign currency translation	39.5	(42.4)

Net Change in Cash and Cash Equivalents	(54.6)	(449.5)
Cash and Cash Equivalents as of Beginning of Period	207.6	584.9

Cash and Cash Equivalents as of End of Period	$153.0	$135.4

Changes in Working Capital Items:
Accounts receivable	$(147.5)	$(548.3)
Inventories	(51.7)	(86.8)
Accounts payable	(183.1)	396.9
Accrued liabilities and other	109.9	(22.4)

Net change in working capital items	$(272.4)	$(260.6)

Supplementary Disclosure:
Cash paid for interest	$136.7	$113.7

Cash paid for income taxes	$78.2	$94.1

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

Certain amounts in the prior period’s financial statements have been reclassified to conform to the presentation used in the quarter ended September 30, 2006.

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

	Three Months Ended	Nine Months Ended

	October 1, 2005	October 1, 2005

Net loss, as reported	$(750.1)	$(778.9)
Add: Stock-based employee compensation expense included in reported net loss, net of tax	4.4	12.5
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(4.4)	(15.9)

Net loss, pro forma	$(750.1)	$(782.3)

Net loss per share:
Basic and diluted – as reported	$(11.17)	$(11.60)
Basic and diluted – pro forma	$(11.17)	$(11.65)

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

Although all aspects of the restructuring actions have not been finalized, the Company expects to incur pretax costs of approximately $250 million in connection with the restructuring actions, of which $141.5 million have been incurred through the third quarter of 2006. Such costs include employee termination benefits, asset impairment charges and contract termination costs, as well as other incremental costs resulting from the restructuring actions. These incremental costs principally include equipment and personnel relocation costs. The Company also expects to incur incremental manufacturing inefficiency costs at the operating locations impacted by the restructuring actions during the related restructuring implementation period. Restructuring costs will be recognized in the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Generally, charges will be recorded as elements of the restructuring strategy are finalized. Actual costs recorded in the Company’s consolidated financial statements may vary from current estimates.

In connection with the Company’s restructuring actions, the Company recorded charges of $52.6 million in the first nine months of 2006, including $49.8 million recorded as cost of sales, $7.2 million recorded as selling, general and administrative expenses and $4.4 million recorded as other income related to net gains on the sales of facilities and machinery and equipment. The 2006 restructuring charges consist of employee termination benefits of $41.5 million, asset impairment charges of $5.1 million and contract termination costs of $3.7 million, as well as other costs of $2.3 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations. Asset impairment charges relate to the disposal of machinery and equipment with carrying values of $5.1 million in excess of related estimated fair values. Contract termination costs include lease cancellation costs, the repayment of various government-sponsored grants and costs associated with the termination of subcontractor and other relationships of $2.8 million and a pension benefit plan curtailment charge of $0.9 million.

A summary of the 2006 restructuring charges, excluding the pension benefit plan curtailment charge of $0.9 million, is shown below (in millions):

	Accrual as of December 31, 2005		2006 Utilization		Accrual as of September 30, 2006

		2006 Charges	Cash	Non-cash

Employee termination benefits	$15.1	$41.5	$(36.3)	$—	$20.3
Asset impairments	—	5.1	—	(5.1)	—
Contract termination costs	5.0	2.8	(7.3)	—	0.5
Other related costs	—	2.3	(2.3)	—	—

Total	$20.1	$51.7	$(45.9)	$(5.1)	$20.8

(4) Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. A summary of inventories is shown below (in millions):

	September 30, 2006	December 31, 2005

Raw materials	$552.4	$511.3
Work-in-process	48.4	47.8
Finished goods	147.6	129.1

Inventories	$748.4	$688.2

(5) Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciable property is depreciated over the estimated useful lives of the assets, principally using the straight-line method. A summary of property, plant and equipment is shown below (in millions):

	September 30, 2006	December 31, 2005

Land	$142.9	$140.3
Buildings and improvements	722.0	701.1
Machinery and equipment	3,225.4	3,006.3
Construction in progress	80.2	70.5

Total property, plant and equipment	4,170.5	3,918.2
Less – accumulated depreciation	(2,188.5)	(1,898.9)

Net property, plant and equipment	$1,982.0	$2,019.3

Depreciation expense was $96.7 million and $98.3 million in the three months ended September 30, 2006 and October 1, 2005, respectively, and $295.6 million and $287.4 million in the nine months ended September 30, 2006 and October 1, 2005, respectively.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Costs associated with the repair and maintenance of the Company’s property, plant and equipment are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency or safety of the Company’s property, plant and equipment are capitalized and depreciated over the remaining life of the related asset.

The Company monitors its long-lived assets for impairment indicators on an ongoing basis in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If impairment indicators exist, the Company performs the required analysis and records impairment charges in accordance with SFAS No. 144. In conducting its analysis, the Company compares undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If assets are impaired, the amount of the impairment loss is measured by comparing the net book values to the fair values of the long-lived assets. Fair values are estimated based upon either discounted cash flow analyses or estimated salvage values. Cash flows are estimated using internal budgets and management’s assessment of the overall commercial outlook, as well as recent sales data, automotive production volume estimates and other relevant factors, including assumptions regarding raw material pricing and discount rates. Changes in these factors and assumptions could materially impact the assessment of the recoverability of the long-lived assets.

In the first nine months of 2006, the Company evaluated the carrying values of the fixed assets of certain operating locations within its interior segment and recorded impairment charges of $9.2 million. The impairment charges are included in cost of sales in the condensed consolidated statements of operations for the nine months ended September 30, 2006. The Company has certain other facilities within its interior segment that generated operating losses during the first nine months of 2006. Based on current automotive production volume estimates, management’s assessment of the overall commercial outlook, including the current status of customer negotiations and assumptions regarding raw material pricing, and other factors, the Company performed the fixed asset impairment analysis with respect to these facilities, which indicated that the carrying values of the fixed assets were not impaired on a held for use basis. However, the Company is pursuing strategic alternatives with respect to its North American interior business, which has experienced continuing operating losses. A further decline in this business’s operating results or its realignment or divestiture would likely result in additional impairment charges, which could be significant. The Company will continue to monitor the operating plans of this business for potential impairment. The net book value of the North American interior business’s fixed assets is $426.9 million as of September 30, 2006.

In the third quarter of 2005, the Company recorded impairment charges of $73.8 million related to certain operating locations within its interior segment. These impairment charges are included in cost of sales in the condensed consolidated statements of operations for the three and nine months ended October 1, 2005. Concurrently, the Company recorded a goodwill impairment charge related to its interior segment of $670.0 million (Note 6, “Goodwill”).

In the first nine months of 2006 and 2005, the Company recorded impairment charges of $5.1 million and $13.5 million, respectively, related to certain facility consolidations (Note 3, “Restructuring”).

(6) Goodwill

A summary of the changes in the carrying amount of goodwill, by reportable operating segment, for the nine months ended September 30, 2006, is shown below (in millions):

	Seating	Electronic and Electrical	Interior	Total

Balance as of January 1, 2006	$1,034.2	$905.6	$—	$1,939.8
Purchase price adjustment	—	16.1	2.9	19.0
Goodwill impairment charge	—	—	(2.9)	(2.9)
Foreign currency translation and other	12.5	16.3	—	28.8

Balance as of September 30, 2006	$1,046.7	$938.0	$—	$1,984.7

During the first nine months of 2006, the Company recorded a purchase price adjustment as a result of an indemnification related to the Company’s acquisition of UT Automotive, Inc. (“UT Automotive”) from United Technologies Corporation (“UTC”) in May 1999. The purchase price adjustment resulted in an increase in goodwill of $19.0 million, which was allocated to the Company’s electronic and electrical and interior segments. As a result of the significant decline in the fair value of the interior segment in 2005, the Company recorded goodwill impairment charges for the total amount of recorded goodwill associated with the interior segment in 2005. Accordingly, a goodwill impairment charge of $2.9 million related to the purchase price adjustment allocated to the interior segment was recorded during the first nine months of 2006 (Note 15, “Legal and Other Contingencies”).

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company monitors its goodwill for impairment indicators on an ongoing basis in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” In the third quarter of 2005, the Company evaluated the carrying value of goodwill within its interior segment and recorded an estimated goodwill impairment charge of $670.0 million.

(7) Long-Term Debt

A summary of long-term debt and the related weighted average interest rates, including the effect of hedging activities described in Note 17, “Financial Instruments,” is shown below (in millions):

	September 30, 2006			December 31, 2005

	Long-Term Debt	Weighted Average Interest Rate		Long-Term Debt	Weighted Average Interest Rate

Primary credit facility	$1,015.1	7.57%		$400.0	5.67%
5.75% Senior Notes, due 2014	399.3	5.63	5%	399.3	5.63	5%
Zero-coupon Convertible Senior Notes, due 2022	3.6	4.75%		300.1	4.75%
8.125% Euro-denominated Senior Notes, due 2008	300.8	8.12	5%	295.6	8.12	5%
8.11% Senior Notes, due 2009	593.4	8.63%		800.0	8.35%
Other	65.0	6.51%		57.5	6.34%

	2,377.2			2,252.5
Current portion	(27.5)			(9.4)

Long-term debt	$2,349.7			$2,243.1

Primary Credit Facility

On April 25, 2006, the Company entered into a $2.7 billion Amended and Restated Credit and Guarantee Agreement (the “New Credit Agreement”), which provides for maximum revolving borrowing commitments of $1.7 billion and a term loan facility of $1.0 billion. The New Credit Agreement replaced the Company’s prior primary credit facility. The $1.7 billion revolving credit facility matures on March 23, 2010, and the $1.0 billion term loan facility matures on April 25, 2012. The New Credit Agreement provides for multicurrency borrowings in a maximum aggregate amount of $750 million, Canadian borrowings in a maximum aggregate amount of $200 million and swing-line borrowings in a maximum aggregate amount of $300 million, the commitments for which are part of the aggregate revolving credit facility commitment. As of September 30, 2006, the Company’s borrowings outstanding under the New Credit Agreement consisted of $1.0 billion outstanding under the term loan facility and $15.1 million in revolving borrowings.

Of the $1.0 billion proceeds under the term loan facility, $400.0 million was used to repay the term loan facility under the Company’s prior primary credit facility, $316.5 million was placed in a cash collateral account for the purpose of refinancing or repurchasing the Company’s outstanding zero-coupon convertible senior notes, $200.0 million was placed in a cash collateral account for the purpose of refinancing or repurchasing a portion of the Company’s senior notes due 2008 and 2009 and the remainder was designated for general corporate purposes. The Company recognized a loss of $2.9 million on the extinguishment of the prior term loan facility in the second quarter of 2006, which is included in other expense, net in the condensed consolidated statement of operations for the nine months ended September 30, 2006.

During the second and third quarters of 2006, the Company paid the aggregate purchase price of $301.4 million for outstanding zero-coupon convertible senior notes with an accreted value of $303.2 million. As of September 30, 2006, notes with an accreted value of $3.6 million remained outstanding. In addition, with respect to the Company’s senior notes due 2008 and 2009, the Company repurchased notes with a par value of Euro 13.0 million and $206.6 million, respectively, for an aggregate purchase price of $219.5 million during the second and third quarters of 2006. These transactions were primarily funded with cash on deposit in the cash collateral accounts discussed above. As a result of these transactions, there were no funds remaining in the cash collateral accounts as of September 30, 2006. In connection with these transactions, the Company recognized net gains of $0.4 million and $3.5 million on the extinguishment of debt in the three and nine months ended September 30, 2006, respectively. The net gains are included in other expense, net in the condensed consolidated statements of operations for the three and nine months ended September 30, 2006.

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

The leverage and interest coverage ratios, as well as the related components of their computation, are defined in the New Credit Agreement. The leverage ratio is calculated as the ratio of consolidated indebtedness to consolidated operating profit. For the purpose of the covenant calculation, (i) consolidated indebtedness is generally defined as reported debt, net of cash and excludes transactions related to the Company’s asset-backed securitization and factoring facilities and (ii) consolidated operating profit is generally defined as net income excluding income taxes, interest expense, depreciation and amortization expense, other income and expense, minority interests in income of subsidiaries in excess of net equity earnings in affiliates, certain restructuring and other non-recurring charges, extraordinary gains and losses and other specified non-cash items. Consolidated operating profit is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under the Company’s primary credit facility. The interest coverage ratio is calculated as the ratio of consolidated operating profit to consolidated interest expense. For the purpose of the covenant calculation, consolidated interest expense is generally defined as interest expense plus any discounts or expenses related to the Company’s asset-backed securitization facility less amortization of deferred finance fees and interest income. As of September 30, 2006, the Company was in compliance with all covenants set forth in the New Credit Agreement. The Company’s leverage and interest coverage ratios were 2.6 to 1 and 4.3 to 1, respectively.

Reconciliations of (i) consolidated indebtedness to reported debt, (ii) consolidated operating profit to income before provision for income taxes and cumulative effect of a change in accounting principle and (iii) consolidated interest expense to reported interest expense are shown below (in millions):

September 30, 2006

Consolidated indebtedness	$2,232.8
Cash and cash equivalents	153.0

Reported debt	$2,385.8

	Three months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2006

Consolidated operating profit	$154.8	$600.5
Depreciation and amortization	(98.1)	(299.4)
Consolidated interest expense	(54.3)	(151.6)
Other expense, net (excluding certain costs related to asset-backed securitization facility)	(35.7)	(48.6)
Restructuring charges	(17.4)	(61.6)
Impairment charges	—	(12.1)
Other non-cash items	(15.2)	(46.8)

Loss before provision for income taxes and cumulative effect of a change in accounting principle	$(65.9)	$(19.6)

Consolidated interest expense	$54.3	$151.6
Certain costs related to asset-backed securitization facility	(2.4)	(6.8)
Amortization of deferred financing fees	2.1	6.6
Bank facility and other fees	2.6	6.1

Reported interest expense	$56.6	$157.5

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

All of the Company’s senior notes are guaranteed by the same subsidiaries that guaranteed the Company’s prior primary credit facility and that now guarantee the New Credit Agreement. In the event that any such subsidiary ceases to be a guarantor under the New Credit Agreement, such subsidiary will be released as a guarantor of the senior notes. The Company’s obligations under the senior notes are not secured by the pledge of the assets or capital stock of any of its subsidiaries.

With the exception of the Company’s zero-coupon convertible senior notes, the Company’s senior notes contain covenants restricting the ability of the Company and its subsidiaries to incur liens and to enter into sale and leaseback transactions and restricting the ability of the Company to consolidate with, to merge with or into or to sell or otherwise dispose of all or substantially all of its assets to any person. With respect to the indenture governing the Company’s zero-coupon convertible senior notes, the Company received consents from a majority of the holders of the zero-coupon convertible notes allowing the Company to execute a supplemental indenture which eliminated the covenants and related provisions in the indenture that restricted the Company’s ability to incur liens and to enter into sale and leaseback transactions. As of September 30, 2006, the Company was in compliance with all covenants and other requirements set forth in its senior notes.

(8) Pension and Other Postretirement Benefit Plans

Net Periodic Benefit Cost

The components of the Company’s net periodic benefit cost are shown below (in millions):

	Pension		Other Postretirement

	Three Months Ended		Three Months Ended

	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Service cost	$12.3	$10.2	$3.1	$3.2
Interest cost	10.5	9.4	3.7	3.5
Expected return on plan assets	(9.4)	(7.5)	—	—
Amortization of actuarial loss	1.7	0.8	1.4	1.0
Amortization of transition obligation	—	—	0.2	0.6
Special termination benefits	—	—	0.2	—
Amortization of prior service cost	1.3	1.3	(0.9)	(1.1)
Curtailment loss	0.9	0.4	—	—

Net periodic benefit cost	$17.3	$14.6	$7.7	$7.2

	Pension		Other Postretirement

	Nine Months Ended		Nine Months Ended

	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Service cost	$37.2	$30.5	$9.7	$9.3
Interest cost	31.9	27.7	11.2	10.3
Expected return on plan assets	(28.7)	(22.2)	—	—
Amortization of actuarial loss	5.3	2.2	4.3	2.8
Amortization of transition (asset) obligation	—	(0.1)	0.7	1.9
Amortization of prior service cost	3.9	3.8	(2.7)	(3.3)
Special termination benefits	0.1	—	0.3	0.2
Settlement loss	—	1.0	—	—
Curtailment loss	0.9	0.8	—	0.7

Net periodic benefit cost	$50.6	$43.7	$23.5	$21.9

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Contributions

Employer contributions to the Company’s domestic and foreign pension plans for the three and nine months ended September 30, 2006, were approximately $5.3 million and $50.2 million, in aggregate, respectively. The Company expects to contribute an additional $10 million to $15 million, in aggregate, to its domestic and foreign pension portfolios in 2006.

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

	Three Months Ended		Nine Months Ended

	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Other expense	$41.2	$20.4	$87.8	$55.9
Other income	(3.1)	(4.0)	(32.4)	(0.4)

Other expense, net	$38.1	$16.4	$55.4	$55.5

For the three months and nine months ended September 30, 2006, other expense includes a loss of $28.7 million related to the divestiture of the Company’s European interior business (Note 19, “Subsequent Events”). For the nine months ended September 30, 2006, other income includes gains of $27.9 million related to the sales of the Company’s interests in two affiliates, and other expense includes foreign exchange losses of $20.2 million. For the nine months ended October 1, 2005, other expense includes an impairment charge of $16.9 million related to the divestiture of a minority interest in a business accounted for under the equity method.

(11) Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes was $8.1 million and $(37.7) million for the three months ended September 30, 2006 and October 1, 2005, respectively, and $45.8 million and $(62.2) million for the nine months ended September 30, 2006 and October 1, 2005, respectively. The provision for income taxes for the first nine months of 2006 includes one-time tax benefits of $5.4 million resulting from a tax audit resolution, court rulings in certain jurisdictions, the merger of two foreign entities and changes in tax laws in certain jurisdictions. The provision for income taxes for the first nine months of 2006 was also impacted by the loss on the divestiture of the European interior business, for which a tax benefit of $3.6 million was recognized, gains on the sales of the Company’s interests in two affiliates, for which no tax expense was recognized, the expiration of the statute of limitations in a foreign taxing jurisdiction, resulting in a one-time tax benefit of $14.7 million, and a portion of the Company’s restructuring and impairment charges, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Excluding these items, the effective tax rates approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, foreign valuation allowances, the U.S. valuation allowance, tax credits, income tax incentives and other permanent items. Further, as a result of the Company recording a valuation allowance related to its net U.S. deferred tax assets in the fourth quarter of 2005, no Federal income tax will be recognized with respect to U.S. operations in 2006. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. The Company’s future income tax expense will include no tax benefit with respect to U.S. losses and no tax expense with respect to U.S. income until the valuation allowance is eliminated. Accordingly, income taxes are impacted by providing a U.S. valuation allowance on operating losses and the mix of earnings among jurisdictions. For the three and nine months ended October 1, 2005, the benefit for income taxes was impacted by the goodwill impairment charge for which no tax benefit was provided as this goodwill was nondeductible for tax purposes. The benefit for income taxes for the first nine months of 2005 was also impacted by restructuring and litigation-related charges that were incurred in countries for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. In addition, no tax benefit was provided on an impairment charge of $16.9 million related to the divestiture of a

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

minority interest accounted for under the equity method. These items were partially offset by a one-time tax benefit of $17.8 million resulting from a tax law change in Poland.

The Company operates in multiple jurisdictions throughout the world, and its tax returns are periodically audited or subject to review by both domestic and foreign tax authorities. The Company reviews its income tax positions on a continuous basis and records a tax reserve when it believes a liability is probable and can be reasonably estimated. The tax issues which resulted in reserves will be resolved on an item by item basis upon the occurrence of certain events, which may include the resolution of tax audits and the expiration of the statute of limitations for the relevant taxing authority to examine the Company’s tax position. In addition, the reserves may be affected by changes in tax laws, the issuance of new or proposed regulations or the availability of new information that impacts a tax exposure item. Reserves associated with income tax uncertainties are included in either accrued liabilities or other long-term liabilities and are not included as a component of deferred tax assets or liabilities.

(12) Net Loss Per Share

Basic net loss per share is computed using the weighted average common shares outstanding during the period. Diluted net loss per share includes the dilutive effect of common stock equivalents using the average share price during the period, as well as shares issuable upon conversion of the Company’s outstanding zero-coupon convertible senior notes. A summary of weighted average shares outstanding is shown below:

	Three Months Ended		Nine Months Ended

	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Weighted average common shares outstanding	67,352,836	67,144,073	67,302,119	67,163,429

The shares issuable upon conversion of the Company’s outstanding zero-coupon convertible debt and the effect of all common stock equivalents, including options, restricted stock units, performance units and stock appreciation rights, were excluded from the computation of diluted shares outstanding for the three and nine months ended September 30, 2006 and October 1, 2005, as inclusion would have resulted in antidilution. A summary of these options and their exercise prices, as well as these restricted stock units, performance units and stock appreciation rights, is shown below:

	Three Months Ended		Nine Months Ended

	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Options
Antidilutive options	2,839,305	3,023,005	2,839,305	3,023,005
Exercise price	$22.12 - $55.33	$22.12 - $55.33	$22.12 - $55.33	$22.12 - $55.33
Restricted stock units	1,982,571	1,137,448	1,982,571	1,137,448
Performance units	216,448	1,036,441	216,448	1,036,441
Stock appreciation rights	1,124,044	—	1,124,044	—

(13) Comprehensive Income (Loss)

Comprehensive income (loss) is defined as all changes in a Company’s net assets except changes resulting from transactions with stockholders. It differs from net income (loss) in that certain items currently recorded in equity are included in comprehensive income (loss). A summary of comprehensive income (loss) is shown below (in millions):

	Three Months Ended		Nine Months Ended

	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Net loss	$(74.0)	$(750.1)	$(62.5)	$(778.9)
Other comprehensive income (loss):
Derivative instruments and hedging activities	0.4	(5.9)	(11.3)	(2.1)
Foreign currency translation adjustment	14.3	2.0	73.2	(155.4)

Other comprehensive income (loss)	14.7	(3.9)	61.9	(157.5)

Comprehensive loss	$(59.3)	$(754.0)	$(0.6)	$(936.4)

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(14) Pre-Production Costs Related to Long-Term Supply Agreements

The Company incurs pre-production engineering, research and development (“ER&D”) and tooling costs related to the products produced for its customers under long-term supply agreements. The Company expenses all pre-production ER&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, the Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which the customer has not provided a non-cancelable right to use the tooling. During the first nine months of 2006 and 2005, the Company capitalized $100.6 million and $189.5 million, respectively, of pre-production ER&D costs for which reimbursement is contractually guaranteed by the customer. In addition, during the first nine months of 2006 and 2005, the Company capitalized $375.7 million and $458.5 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling. These amounts are included in recoverable customer engineering and tooling and other long-term assets in the condensed consolidated balance sheets. During the nine months ended September 30, 2006 and October 1, 2005, the Company collected $567.8 million and $524.0 million, respectively, of cash related to ER&D and tooling costs.

During the first nine months of 2006 and 2005, the Company capitalized $15.5 million and $31.0 million, respectively, of Company-owned tooling. These amounts are included in property, plant and equipment, net in the condensed consolidated balance sheets.

The classification of recoverable customer engineering and tooling is shown below (in millions):

	September 30, 2006	December 31, 2005

Current	$228.2	$317.7
Long-term	195.6	223.2

Recoverable customer engineering and tooling	$423.8	$540.9

Gains and losses related to ER&D and tooling projects are reviewed on an aggregated program basis. Net gains on projects are deferred and recognized over the life of the long-term supply agreement. Net losses on projects are recognized as costs are incurred.

(15) Legal and Other Contingencies

As of September 30, 2006 and December 31, 2005, the Company had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $44.8 million and $49.5 million, respectively. Such reserves reflect amounts recognized in accordance with accounting principles generally accepted in the United States and typically exclude the cost of legal representation. Product warranty liabilities are recorded separately from legal liabilities, as described below.

Commercial Disputes

The Company is involved from time to time in legal proceedings and claims, including, without limitation, commercial or contractual disputes with its suppliers and competitors. These disputes vary in nature and are usually resolved by negotiations between the parties.

On January 29, 2002, Seton Company (“Seton”), one of the Company’s leather suppliers, filed a suit alleging that the Company had breached a purported agreement to purchase leather from Seton for seats for the life of the General Motors GMT 800 program. Seton filed the lawsuit in the U.S. District Court for the Eastern District of Michigan seeking compensatory and exemplary damages totaling approximately $96.5 million, plus interest, on breach of contract and promissory estoppel claims. In May 2005, this case proceeded to trial, and the jury returned a $30.0 million verdict against the Company. On September 27, 2005, the Court denied the Company’s post-trial motions challenging the judgment and granted Seton’s motion to award prejudgment interest in the amount of approximately $4.7 million. The full amount of the judgment and the prejudgment interest has been recorded in the Company’s condensed consolidated financial statements. On October 4, 2006, the Sixth Circuit Court of Appeals affirmed the judgment of the trial court. On October 18, 2006, the Company filed a Petition for Rehearing with the court. Interest on the judgment continues to be recorded in interest expense in the Company’s condensed consolidated financial statements.

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

is invalid and unenforceable. The Company is vigorously pursuing its claims against JCI. A trial date that had been set in the second quarter of 2006 has been postponed and no new trial date has been scheduled.

After the Company filed its patent infringement action against JCI, affiliates of JCI sued one of the Company’s vendors and certain of the vendor’s employees in Ottawa County, Michigan Circuit Court on July 8, 2004, alleging misappropriation of trade secrets. The suit alleges that the defendants misappropriated and shared with the Company trade secrets involving JCI’s universal garage door opener product. JCI seeks to enjoin the defendants from selling or attempting to sell a competing product, as well as compensatory and exemplary damages in unspecified amounts. The Company is not a defendant in this lawsuit; however, the agreements between the Company and the defendants contain customary indemnification provisions. The Company does not believe that its garage door opener product benefited from any allegedly misappropriated trade secrets or technology. However, JCI has sought discovery of certain information which the Company believes is confidential and proprietary, and the Company has intervened in the case as a non-party for the limited purpose of protecting its rights with respect to JCI’s discovery efforts. The trial has been rescheduled to October 2007.

On June 13, 2005, The Chamberlain Group (“Chamberlain”) filed a lawsuit against the Company and Ford Motor Company (“Ford”) in the Northern District of Illinois alleging patent infringement. Two counts were asserted against the Company and Ford based upon two Chamberlain rolling-code garage door opener system patents. Two additional counts were asserted against Ford only (not the Company) based upon different Chamberlain patents. The Chamberlain lawsuit was filed in connection with the marketing of the Company’s universal garage door opener system, which competes with a product offered by JCI. JCI obtained technology from Chamberlain to operate its product. In October 2005, JCI joined the lawsuit as a plaintiff along with Chamberlain, and Chamberlain dismissed its infringement claims against Ford based upon the patents asserted against the Company, but maintained the other claims. JCI and Chamberlain have filed a motion for a preliminary injunction, which the Company is contesting. The Company is vigorously defending the claims asserted in this lawsuit and has filed a motion for summary judgment against JCI and Chamberlain on the ground that there is no infringement by the Company’s product. A trial date has not yet been scheduled.

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

A summary of the changes in product warranty liabilities for the nine months ended September 30, 2006, is shown below (in millions):

Balance as of January 1, 2006	$33.9
Expense	9.2
Settlements	(9.6)
Foreign currency translation and other	4.3

Balance as of September 30, 2006	$37.8

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The Company has been named as a potentially responsible party at several third-party landfill sites and is engaged in the cleanup of hazardous waste at certain sites owned, leased or operated by the Company, including several properties acquired in its 1999 acquisition of UT Automotive. Certain present and former properties of UT Automotive are subject to environmental liabilities which may be significant. The Company obtained agreements and indemnities with respect to certain environmental liabilities from UTC in connection with its acquisition of UT Automotive. UTC manages and directly funds these environmental liabilities pursuant to its agreements and indemnities with the Company.

As of September 30, 2006 and December 31, 2005, the Company had recorded reserves for environmental matters of approximately $4.7 million and $5.0 million, respectively. While the Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse effect on its business, consolidated financial position, results of operations or cash flows, no assurances can be given in this regard.

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

In the first quarter of 2006, co-defendant UTC entered into a settlement agreement with the plaintiffs. During the third quarter, the Company and co-defendant Johnson Electric entered into a settlement memorandum with the plaintiffs’ counsel outlining the terms of a global settlement, including establishing the requisite percentage of executed settlement agreements and releases that must be obtained from the plaintiffs for a final settlement to proceed. If final settlement proceeds, the Company’s portion of the settlement amount would be approximately $1 million. In the interim, the August 2006 trial date for the first case has been continued by the court. There is a potential that some plaintiffs may not accept the settlement agreement and could seek separate counsel to pursue their claims.

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

Other Matters

In April 2006, a former employee of the Company filed a purported class action lawsuit in the U.S. District Court for the Eastern District of Michigan against the Company, members of its Board of Directors, members of its Employee Benefits Committee (the “EBC”) and certain members of its human resources personnel alleging violations of the Employment Retirement Income Security Act (ERISA) with respect to the Company’s retirement savings plans for salaried and hourly employees. In the second quarter of 2006, the Company was served with three additional purported class action ERISA lawsuits, each of which contained similar allegations against the Company, members of its Board of Directors, members of its EBC and certain members of its senior management and its human resources personnel. At the end of the second quarter, the court entered an order consolidating these four lawsuits. During the third quarter, plaintiffs filed their consolidated complaint, which alleges breaches of fiduciary duties substantially similar to those alleged in the four individually filed lawsuits. The consolidated complaint continues to name certain current and former members of the Board of Directors and the EBC and certain members of senior management and adds certain current and former members of the EBC. The consolidated complaint generally alleges that the defendants breached their fiduciary duties to plan participants in connection with the administration of the Company’s retirement savings plans for salaried and hourly employees. The fiduciary duty claims are largely based on allegations of breaches of the fiduciary duties of prudence and loyalty and of over-concentration of plan assets in the Company’s common stock. The plaintiffs purport to bring these claims on behalf of the plans and all persons who were participants in or beneficiaries of the plans from October 21, 2004, to the present and seek to recover losses allegedly suffered by the plans. The complaints do not specify the amount of damages sought. No determination has been made that a class action can be maintained, and there have been no decisions on the merits of the cases. The Company intends to vigorously defend the consolidated lawsuit.

Prior to the acquisition of UT Automotive from UTC in May of 1999, one of the Company’s subsidiaries purchased the stock of a UT Automotive subsidiary. In connection with the acquisition, the Company agreed to indemnify UTC for certain matters, including tax consequences if the Internal Revenue Service (the “IRS”) overturned UTC’s tax treatment of the transaction. On June 28, 2006, this matter was settled with the Appeals Office of the IRS. As a result of the IRS settlement in the second quarter of 2006, the Company was required to make an indemnity payment to UTC of $20.5 million. The payment has been recorded as an adjustment to the original purchase price and allocated to goodwill in a manner consistent with the original purchase allocation. The amount allocated to the Interiors – Americas unit of $2.9 million was immediately written off as this unit’s goodwill is fully impaired. On September 1, 2006, the Company entered into a Payment Agreement and Limited Release with UTC in order to settle its indemnity obligation related to this issue. In connection with this agreement, the Company made a payment to UTC in the amount of $20.6 million, including interest up to the date of the agreement.

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

Lease Commitments

The Company guarantees the residual value of certain of its leased assets. As of September 30, 2006, these guarantees totaled $26.6 million. In October 2006, the residual value guarantees were released in conjunction with the expiration of the related leases. The Company was not required to make any payments related to these residual value guarantees.

(16) Segment Reporting

The Company has three reportable operating segments: seating, electronic and electrical and interior. The seating segment includes seat systems and components thereof. The electronic and electrical segment includes electronic products and electrical distribution

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

systems, primarily wire harnesses and junction boxes, interior control and entertainment systems and wireless systems. The interior segment includes instrument panels and cockpit systems, headliners and overhead systems, door panels, flooring and acoustic systems and other interior products. The other category includes unallocated costs related to corporate headquarters, geographic headquarters and the elimination of intercompany activities, none of which meets the requirements of being classified as an operating segment. Corporate and geographic headquarters costs include various support functions, such as information technology, purchasing, corporate finance, executive administration and human resources.

The Company evaluates the performance of its operating segments based primarily on (i) revenues from external customers, (ii) income (loss) before goodwill impairment charges, interest, other (income) expense, provision (benefit) for income taxes and cumulative effect of a change in accounting principle (“segment earnings”) and (iii) cash flows, being defined as segment earnings less capital expenditures plus depreciation and amortization. A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	Three Months Ended September 30, 2006

	Seating	Electronic and Electrical	Interior	Other	Consolidated

Revenues from external customers	$2,633.0	$682.6	$754.1	$—	$4,069.7
Segment earnings	125.6	16.4	(55.8)	(57.4)	28.8
Depreciation and amortization	39.8	27.1	26.1	5.1	98.1
Capital expenditures	42.3	17.7	23.6	0.2	83.8
Total assets	4,139.8	2,242.0	1,393.7	675.9	8,451.4

	Three Months Ended October 1, 2005

	Seating	Electronic and Electrical	Interior	Other	Consolidated

Revenues from external customers	$2,564.3	$690.9	$731.4	$—	$3,986.6
Segment earnings	71.2	35.3	(112.6)	(50.2)	(56.3)
Depreciation and amortization	36.6	26.6	31.7	4.7	99.6
Capital expenditures	50.9	22.2	51.7	10.4	135.2
Total assets	4,253.7	2,233.1	1,851.1	641.7	8,979.6

	Nine Months Ended September 30, 2006

	Seating	Electronic and Electrical	Interior	Other	Consolidated

Revenues from external customers	$8,721.6	$2,257.6	$2,579.2	$—	$13,558.4
Segment earnings	423.0	107.6	(149.6)	(184.8)	196.2
Depreciation and amortization	123.1	82.6	77.4	16.3	299.4
Capital expenditures	119.1	53.1	86.1	10.2	268.5
Total assets	4,139.8	2,242.0	1,393.7	675.9	8,451.4

	Nine Months Ended October 1, 2005

	Seating	Electronic and Electrical	Interior	Other	Consolidated

Revenues from external customers	$8,192.9	$2,237.8	$2,261.2	$—	$12,691.9
Segment earnings	169.9	145.9	(138.8)	(154.5)	22.5
Depreciation and amortization	108.2	78.3	89.2	15.2	290.9
Capital expenditures	181.1	73.3	129.5	30.4	414.3
Total assets	4,253.7	2,233.1	1,851.1	641.7	8,979.6

As of December 31, 2005, the Company changed its allocation of cash and cash equivalents. Cash and cash equivalents previously reflected in the reportable operating segments, has been reflected in total in “Other.” As of October 1, 2005, total assets by reportable operating segment reflect this change. In addition, the prior year’s reportable operating segment information has been reclassified to reflect the current organizational structure of the Company.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

For the three months ended September 30, 2006, segment earnings include restructuring charges of $7.8 million, $6.6 million, $2.0 million and $0.6 million in the seating, electronic and electrical and interior segments and in the other category, respectively. For the nine months ended September 30, 2006, segment earnings include restructuring charges of $26.6 million, $21.1 million, $8.2 million and $1.1 million in the seating, electronic and electrical and interior segments and in the other category, respectively. For the three months ended October 1, 2005, segment earnings include restructuring charges of $7.2 million, $6.6 million, $14.2 million and $0.3 million in the seating, electronic and electrical and interior segments and in the other category, respectively. For the nine months ended October 1, 2005, segment earnings include restructuring charges of $20.1 million, $15.5 million $17.4 million and $1.1 million in the seating, electronic and electrical and interior segments and in the other category, respectively (Note 3, “Restructuring”). In addition, for the three and nine months ended October 1, 2005, segment earnings include $73.8 million in additional fixed asset impairment charges in the interior segment (Note 5, “Property, Plant and Equipment”).

A reconciliation of consolidated segment earnings to consolidated loss before provision (benefit) for income taxes and cumulative effect of a change in accounting principle is shown below (in millions):

	Three Months Ended		Nine Months Ended

	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Segment earnings	$86.2	$(6.1)	$381.0	$177.0
Corporate and geographic headquarters and elimination of intercompany activity (“Other”)	(57.4)	(50.2)	(184.8)	(154.5)

Income (loss) before goodwill impairment charges, interest, other expense, provision (benefit) for income taxes and cumulative effect of a change in accounting principle	28.8	(56.3)	196.2	22.5
Goodwill impairment charges	—	670.0	2.9	670.0
Interest expense	56.6	45.1	157.5	138.1
Other expense, net	38.1	16.4	55.4	55.5

Loss before provision (benefit) for income taxes and cumulative effect of a change in accounting principle	$(65.9)	$(787.8)	$(19.6)	$(841.1)

(17) Financial Instruments

Certain of the Company’s European and Asian subsidiaries periodically factor their accounts receivable with financial institutions. Such receivables are factored without recourse to the Company and are excluded from accounts receivable in the condensed consolidated balance sheets. As of September 30, 2006 and December 31, 2005, the amount of factored receivables was $250.7 million and $256.2 million, respectively. The Company cannot provide any assurances that these factoring facilities will be available or utilized in the future.

Asset-Backed Securitization Facility

The Company and several of its U.S. subsidiaries sell certain accounts receivable to a wholly-owned, consolidated, bankruptcy-remote special purpose corporation (Lear ASC Corporation) under an asset-backed securitization facility (the “ABS facility”). In turn, Lear ASC Corporation transfers undivided interests in up to $150 million of the receivables to bank-sponsored commercial-paper conduits. As of September 30, 2006, accounts receivable totaling $537.9 million had been transferred to Lear ASC Corporation, including $387.9 million of retained interests, which serves as credit enhancement for the facility and is included in accounts receivable in the condensed consolidated balance sheet as of September 30, 2006. As of December 31, 2005, accounts receivable totaling $673.4 million had been transferred to Lear ASC Corporation, including $523.4 million of retained interests, which serves as credit enhancement for the facility and is included in accounts receivable in the condensed consolidated balance sheet as of December 31, 2005. A discount on the sale of receivables of $2.4 million and $0.9 million was recognized in the three months ended September 30, 2006 and October 1, 2005, respectively, and $6.8 million and $2.6 million was recognized in the nine months ended September 30, 2006 and October 1, 2005, respectively. This discount is included in other expense, net in the condensed consolidated statements of operations.

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

	Three Months Ended		Nine Months Ended

	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Proceeds from (repayments of) securitizations	$—	$(17.0)	$—	$112.9
Proceeds from collections reinvested in securitizations	1,199.9	1,060.3	3,444.5	3,213.0
Servicing fees received	1.5	1.2	4.6	3.8

Derivative Instruments and Hedging Activities

Forward foreign exchange, futures and option contracts — The Company uses forward foreign exchange, futures and option contracts to reduce the effect of fluctuations in foreign exchange rates on short-term, foreign currency denominated intercompany transactions and other known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Mexican peso and Canadian dollar, as well as the Euro and other European currencies. Forward foreign exchange and futures contracts are accounted for as fair value hedges when the hedged item is a recognized asset or liability or an unrecognized firm commitment. As of September 30, 2006, contracts designated as fair value hedges with $1.3 billion of notional amount were outstanding with maturities of less than nine months. As of September 30, 2006, the fair market value of these contracts was approximately negative $0.7 million. Forward foreign exchange, futures and option contracts are accounted for as cash flow hedges when the hedged item is a forecasted transaction or the variability of cash flows to be paid or received relates to a recognized asset or liability. As of September 30, 2006 contracts designated as cash flow hedges with $596.1 million of notional amount were outstanding with maturities of less than fifteen months. As of September 30, 2006, the fair market value of these contracts was approximately $0.3 million.

Interest rate swap contracts — The Company uses interest rate swap contracts to manage its exposure to fluctuations in interest rates. Interest rate swap contracts which fix the interest payments of certain variable rate debt instruments or fix the market rate component of anticipated fixed rate debt instruments are accounted for as cash flow hedges. Interest rate swap contracts which hedge the change in fair market value of certain fixed rate debt instruments are accounted for as fair value hedges. As of September 30, 2006, contracts representing $1.1 billion of notional amount were outstanding with maturity dates of August 2007 through September 2011. Of these outstanding contracts, $300.0 million modify the fixed rate characteristics of the Company’s outstanding 8.11% senior notes due May 2009. These contracts convert fixed rate obligations into variable rate obligations with coupons which reset semi-annually based on LIBOR plus spreads of 4.58%. However, the effective cost of these contracts, including the impact of swap contract restructuring, is LIBOR plus 3.85%. The remaining $800.0 million modify the variable rate characteristics of the Company’s variable rate debt instruments, which are generally set using three-month LIBOR rates. These contracts convert variable rate obligations into fixed rate obligations with a weighted average interest rate of 4.90% and have maturity dates of August 2007 through September 2011. The fair market value of all outstanding interest rate swap contracts is subject to changes in value due to changes in interest rates. As of September 30, 2006, the fair market value of these interest rate swap contracts was approximately negative $16.4 million.

As of September 30, 2006 and December 31, 2005, net gains of approximately $2.2 million and $9.0 million, respectively, related to derivative instruments and hedging activities were recorded in accumulated other comprehensive loss. Net gains (losses) of $(2.6) million and $9.8 million in the three months ended September 30, 2006 and October 1, 2005, respectively, and $(4.9) million and $24.0 million in the nine months ended September 30, 2006 and October 1, 2005, respectively, related to the Company’s hedging activities were reclassified from accumulated other comprehensive loss into earnings. As of September 30, 2006, all fair value hedges of the Company’s foreign exchange exposure were scheduled to mature within nine months, all cash flow hedges of the Company’s foreign exchange exposure were scheduled to mature within fifteen months, all fair value hedges of the Company’s fixed rate debt instruments were scheduled to mature within three years, and all cash flow hedges of the Company’s variable rate debt instruments were scheduled to mature within five years. During the twelve month period ended September 29, 2007, the Company expects to reclassify into earnings net losses of approximately $0.1 million recorded in accumulated other comprehensive loss. Such losses will be reclassified at the time the underlying hedged transactions are realized. During the three and nine months ended September 30, 2006 and October 1, 2005, amounts recognized in the condensed consolidated statements of operations related to changes in the fair

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

value of cash flow and fair value hedges excluded from the effectiveness assessments and the ineffective portion of changes in the fair value of cash flow and fair value hedges were not material.

Non-U.S. dollar financing transactions — The Company has designated its 8.125% Euro-denominated senior notes (Note 7, “Long-Term Debt) as a net investment hedge of long-term investments in its Euro-functional subsidiaries. As of September 30, 2006, the amount recorded in cumulative translation adjustment related to the effective portion of the net investment hedge of foreign operations was approximately negative $93.6 million.

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

The FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” This statement requires that all servicing assets and liabilities be initially measured at fair value. The provisions of this statement are to be applied prospectively to all servicing transactions beginning after September 15, 2006. The effects of adoption were not significant.

Fair Value Measurements

The FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of this statement are to generally be applied prospectively in fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this statement on its financial statements.

Pension and Other Postretirement Benefits

The FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement requires recognition of the funded status of a company’s defined benefit plans as an asset or liability on the balance sheet. Currently, under the provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” the asset or liability recorded on the balance sheet reflects the funded status of the plan, net of certain unrecognized items that qualified for delayed income statement recognition. Under the requirements of SFAS 158, these unrecognized items will be recorded in accumulated other comprehensive income (loss) when the recognition provisions of the statement are adopted. The recognition provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The Company is currently evaluating the impact of SFAS No. 158 on its financial statements. Adoption of the recognition provisions of SFAS No. 158 is not expected to impact the Company’s statement of operations for the year ended December 31, 2006, but will impact the Company’s consolidated balance sheet at December 31, 2006, through the recognition of the funded status of the Company’s defined benefit

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

plans. The Company has not yet determined the impact on its consolidated balance sheet in 2006 as it has not yet completed the measurement of its defined benefit plan obligations. As of December 31, 2005, the funded status of the Company’s pension plans was $(314.1) million. The accrued benefit liability and intangible asset reflected on the Company’s balance sheet related to these plans were $(228.6) million and $48.5 million, respectively, as of December 31, 2005. As of December 31, 2005, the funded status of the Company’s other postretirement benefit plans was $(265.5) million. The accrued benefit liability reflected on the Company’s balance sheet related to these plans was $(180.6) million as of December 31, 2005.

This statement also requires the measurement of defined benefit plan asset and liabilities as of the annual balance sheet date. Currently, the Company measures its plan assets and liabilities using an early measurement date of September 30, as allowed by the original provisions of SFAS 87 and SFAS 88. The measurement date provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the measurement date provisions of this statement, but does not expect the effects of adoption to be significant.

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

Financial Statement Reporting

The Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The interpretive guidance is effective for financial statements covering fiscal years ending after November 15, 2006. The Company does not expect the effects of adoption to be significant.

(19) Subsequent Events

European Interior Business

On October 16, 2006, the Company completed the contribution of substantially all of its European interior business to International Automotive Components Group, LLC (“IAC”), the Company’s joint venture with WL Ross & Co. LLC (“WLR”) and Franklin Mutual Advisers, LLC (“Franklin”), in exchange for a one-third equity interest. The Company’s European interior business includes substantially all of the Company’s interior components business in Europe (other than Italy and one facility in France), consisting of nine manufacturing facilities in five countries, which generates approximately $750 million in annual sales, supplying door panels, overhead systems, instrument panels, cockpits and interior trim to various original equipment manufacturers. IAC also owns the European interior business formerly held by Collins & Aikman Corporation.

The Company accounted for the European interior business as held for sale as of September 30, 2006, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the Company recorded an estimated loss on divestiture of $28.7 million in other expense, net in the third quarter of 2006 to adjust the net carrying value of the assets and liabilities of the European interior business to their estimated fair value. The Company will not account for the divestiture as a discontinued operation due to its continuing involvement with IAC. The Company will account for its interest in IAC using the equity method of accounting effective upon the closing of the transaction. The assets and liabilities of the Company’s European interior business as of September 30, 2006, are shown below (in millions):

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Current assets	$166.6
Long-term assets	78.0

Total assets	$244.6

Current liabilities	$145.9
Long-term liabilities	8.6

Total liabilities	$154.5

Equity Offering

On October 17, 2006, the Company entered into a definitive agreement to sell 8,695,653 shares of common stock for an aggregate purchase price of approximately $200 million in a private placement to affiliates of and funds managed by Carl C. Icahn. The offering is subject to receipt of applicable antitrust approvals and other conditions. No assurances can be given that the offering will be consummated on the terms contemplated or at all.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(20) Supplemental Guarantor Condensed Consolidating Financial Statements

	September 30, 2006

	Parent	Guarantors	Non- guarantors	Eliminations	Consolidated

	(Unaudited; in millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10.8	$5.8	$136.4	$—	$153.0
Accounts receivable	128.6	578.1	1,865.1	—	2,571.8
Inventories	23.4	218.1	506.9	—	748.4
Recoverable customer engineering and tooling	112.0	10.1	106.1	—	228.2
Other	125.4	34.1	151.2	—	310.7

Total current assets	400.2	846.2	2,765.7	—	4,012.1

LONG-TERM ASSETS:
Property, plant and equipment, net	241.1	610.1	1,130.8	—	1,982.0
Goodwill, net	454.5	550.8	979.4	—	1,984.7
Investments in subsidiaries	3,534.4	3,288.2	—	(6,822.6)	—
Other	189.9	27.7	255.0	—	472.6

Total long-term assets	4,419.9	4,476.8	2,365.2	(6,822.6)	4,439.3

	$4,820.1	$5,323.0	$5,130.9	$(6,822.6)	$8,451.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$—	$—	$8.6	$—	$8.6
Accounts payable and drafts	276.6	769.7	1,843.6	—	2,888.9
Accrued liabilities	263.5	235.6	715.5	—	1,214.6
Current portion of long-term debt	6.0	—	21.5	—	27.5

Total current liabilities	545.1	1,005.3	2,589.2	—	4,139.6

LONG-TERM LIABILITIES:
Long-term debt	2,304.1	—	45.6	—	2,349.7
Intercompany accounts, net	554.7	1,062.6	(1,617.3)	—	—
Other	293.0	154.2	391.7	—	838.9

Total long-term liabilities	3,151.8	1,216.8	(1,180.0)	—	3,188.6

STOCKHOLDERS’ EQUITY	1,123.2	3,100.9	3,721.7	(6,822.6)	1,123.2

	$4,820.1	$5,323.0	$5,130.9	$(6,822.6)	$8,451.4

	December 31, 2005

	Parent	Guarantors	Non- guarantors	Eliminations	Consolidated

	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38.6	$4.8	$164.2	$—	$207.6
Accounts receivable	111.3	398.3	1,828.0	—	2,337.6
Inventories	32.4	244.3	411.5	—	688.2
Recoverable customer engineering and tooling	188.9	19.3	109.5	—	317.7
Other	118.2	56.5	120.6	—	295.3

Total current assets	489.4	723.2	2,633.8	—	3,846.4

LONG-TERM ASSETS:
Property, plant and equipment, net	248.7	743.3	1,027.3	—	2,019.3
Goodwill, net	454.5	536.5	948.8	—	1,939.8
Investments in subsidiaries	3,274.0	3,204.6	—	(6,478.6)	—
Other	181.4	30.7	270.8	—	482.9

Total long-term assets	4,158.6	4,515.1	2,246.9	(6,478.6)	4,442.0

	$4,648.0	$5,238.3	$4,880.7	$(6,478.6)	$8,288.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$—	$—	$23.4	$—	$23.4
Accounts payable and drafts	388.7	785.6	1,819.2	—	2,993.5
Accrued liabilities	242.7	211.5	626.2	—	1,080.4
Current portion of long-term debt	2.1	2.1	5.2	—	9.4

Total current liabilities	633.5	999.2	2,474.0	—	4,106.7

LONG-TERM LIABILITIES:
Long-term debt	2,194.7	8.4	40.0	—	2,243.1
Intercompany accounts, net	410.0	1,012.5	(1,422.5)	—	—
Other	298.8	158.0	370.8	—	827.6

Total long-term liabilities	2,903.5	1,178.9	(1,011.7)	—	3,070.7

STOCKHOLDERS’ EQUITY	1,111.0	3,060.2	3,418.4	(6,478.6)	1,111.0

	$4,648.0	$5,238.3	$4,880.7	$(6,478.6)	$8,288.4

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(20) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	For the Three Months Ended September 30, 2006

	Parent	Guarantors	Non- guarantors	Eliminations	Consolidated

	(Unaudited; in millions)

Net sales	$349.2	$1,423.9	$3,057.7	$(761.1)	$4,069.7

Cost of sales	369.8	1,411.2	2,863.0	(761.1)	3,882.9
Selling, general and administrative expenses	71.1	7.5	79.4	—	158.0
Interest (income) expense	(23.4)	28.0	52.0	—	56.6
Intercompany (income) expense, net	(90.4)	85.2	5.2	—	—
Other expense, net	5.9	5.2	27.0	—	38.1

Income (loss) before provision (benefit) for income taxes and equity in net (income) loss of subsidiaries	16.2	(113.2)	31.1	—	(65.9)
Provision (benefit) for income taxes	(31.4)	(4.8)	44.3	—	8.1
Equity in net (income) loss of subsidiaries	121.6	(53.8)	—	(67.8)	—

Net loss	$(74.0)	$(54.6)	$(13.2)	$67.8	$(74.0)

	For the Three Months Ended October 1, 2005

	Parent	Guarantors	Non- guarantors	Eliminations	Consolidated

	(Unaudited; in millions)

Net sales	$374.5	$1,586.2	$2,651.7	$(625.8)	$3,986.6

Cost of sales	424.8	1,620.7	2,480.5	(625.8)	3,900.2
Selling, general and administrative expenses	45.9	25.9	70.9	—	142.7
Goodwill impairment charge	—	670.0	—	—	670.0
Interest expense	18.7	19.7	6.7	—	45.1
Intercompany (income) expense, net	(44.5)	65.3	(20.8)	—	—
Other expense, net	8.3	5.6	2.5	—	16.4

Income (loss) before provision (benefit) for income taxes and equity in net (income) loss of subsidiaries	(78.7)	(821.0)	111.9	—	(787.8)
Provision (benefit) for income taxes	(9.5)	(55.2)	27.0	—	(37.7)
Equity in net (income) loss of subsidiaries	680.9	(36.8)	—	(644.1)	—

Net income (loss)	$(750.1)	$(729.0)	$84.9	$644.1	$(750.1)

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(20) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	For the Nine Months Ended September 30, 2006

	Parent	Guarantors	Non- guarantors	Eliminations	Consolidated

	(Unaudited; in millions)

Net sales	$1,285.3	$5,316.3	$9,400.1	$(2,443.3)	$13,558.4

Cost of sales	1,364.2	5,207.9	8,739.5	(2,443.3)	12,868.3
Selling, general and administrative expenses	174.9	63.6	255.4	—	493.9
Goodwill impairment charge	—	2.9			2.9
Interest (income) expense	(99.9)	98.2	159.2	—	157.5
Intercompany (income) expense, net	(453.6)	266.1	187.5	—	—
Other (income) expense, net	(26.2)	34.3	47.3	—	55.4

Income (loss) before provision (benefit) for income taxes, equity in net (income) loss of subsidiaries and cumulative effect of a change in accounting principle	325.9	(356.7)	11.2	—	(19.6)
Provision (benefit) for income taxes	28.4	(66.0)	83.4	—	45.8
Equity in net (income) loss of subsidiaries	362.9	(111.7)	—	(251.2)	—

Loss before cumulative effect of a change in accounting principle	(65.4)	(179.0)	(72.2)	251.2	(65.4)
Cumulative effect of a change in accounting principle	2.9	—	—	—	2.9

Net loss	$(62.5)	$(179.0)	$(72.2)	$251.2	$(62.5)

	For the Nine Months Ended October 1, 2005

	Parent	Guarantors	Non- guarantors	Eliminations	Consolidated

	(Unaudited; in millions)

Net sales	$1,205.6	$4,930.4	$8,409.3	$(1,853.4)	$12,691.9

Cost of sales	1,360.0	4,776.6	7,901.6	(1,853.4)	12,184.8
Selling, general and administrative expenses	164.3	82.0	238.3	—	484.6
Goodwill impairment charge	—	670.0	—	—	670.0
Interest expense	46.1	67.6	24.4	—	138.1
Intercompany (income) expense, net	(198.7)	206.9	(8.2)	—	—
Other expense, net	25.9	17.1	12.5	—	55.5

Income (loss) before provision (benefit) for income taxes and equity in net (income) loss of subsidiaries	(192.0)	(889.8)	240.7	—	(841.1)
Provision (benefit) for income taxes	(25.1)	(99.1)	62.0	—	(62.2)
Equity in net (income) loss of subsidiaries	612.0	(169.4)	—	(442.6)	—

Net income (loss)	$(778.9)	$(621.3)	$178.7	$442.6	$(778.9)

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(20) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	For the Nine Months Ended September 30, 2006

	Parent	Guarantors	Non- guarantors	Eliminations	Consolidated

	(Unaudited; in millions)

Net cash provided by operating activities	$315.8	$(292.3)	$82.6	$—	$106.1
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(42.6)	(74.4)	(151.5)		(268.5)
Other, net	38.8	(21.9)	4.2	—	21.1

Net cash used in investing activities	(3.8)	(96.3)	(147.3)	—	(247.4)

Cash Flows from Financing Activities:
Primary credit facility borrowings, net	615.1	—	—	—	615.1
Repayment of senior notes	(520.9)	—	—	—	(520.9)
Other long-term debt repayments, net	(32.0)	(10.5)	24.3	—	(18.2)
Short-term debt repayments, net	—	—	(8.5)	—	(8.5)
Dividends paid	(16.8)	—	—	—	(16.8)
Decrease in drafts	1.6	(0.4)	(4.7)	—	(3.5)
Change in intercompany accounts	(386.8)	397.8	(11.0)	—	—

Net cash provided by financing activities	(339.8)	386.9	0.1	—	47.2

Effect of foreign currency translation	—	2.7	36.8	—	39.5

Net Change in Cash and Cash Equivalents	(27.8)	1.0	(27.8)	—	(54.6)
Cash and Cash Equivalents as of Beginning of Period	38.6	4.8	164.2	—	207.6

Cash and Cash Equivalents as of End of Period	$10.8	$5.8	$136.4	$—	$153.0

	For the Nine Months Ended October 1, 2005

	Parent	Guarantors	Non- guarantors	Eliminations	Consolidated

	(Unaudited; in millions)

Net cash provided by operating activities	$(130.0)	$(3.7)	$362.5	$—	$228.8
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(99.8)	(163.1)	(151.4)	—	(414.3)
Other, net	8.7	2.8	3.6	—	15.1

Net cash used in investing activities	(91.1)	(160.3)	(147.8)	—	(399.2)

Cash Flows from Financing Activities:
Primary credit facility borrowings, net	454.6	—	—	—	454.6
Repayment of senior notes	(600.0)	—	—	—	(600.0)
Other long-term debt repayments, net	(17.9)	(1.1)	(1.5)	—	(20.5)
Short-term debt repayments, net	—	—	(4.1)	—	(4.1)
Dividends paid	(50.4)	—	—	—	(50.4)
Proceeds from exercise of stock options	4.7	—	—	—	4.7
Repurchase of common stock	(25.4)	—	—	—	(25.4)
Increase in drafts	(4.9)	4.7	4.0	—	3.8
Other, net	0.6	—	—	—	0.6
Change in intercompany accounts	342.6	156.8	(499.4)	—	—

Net cash used in financing activities	(103.9)	160.4	(501.0)	—	(236.7)

Effect of foreign currency translation	—	4.1	(46.5)	—	(42.4)

Net Change in Cash and Cash Equivalents	(117.2)	0.5	(332.8)		(449.5)
Cash and Cash Equivalents as of Beginning of Period	123.5	3.8	457.6	—	584.9

Cash and Cash Equivalents as of End of Period	$6.3	$4.3	$124.8	$—	$135.4

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(20) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

Basis of Presentation — Certain of the Company’s wholly-owned subsidiaries (the “Guarantors”) have unconditionally fully guaranteed, on a joint and several basis, the punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all of the Company’s obligations under the New Credit Agreement and the indentures governing the Company’s senior notes, including the Company’s obligations to pay principal, premium, if any, and interest with respect to the senior notes. The senior notes consist of $593.4 million aggregate principal amount of 8.11% senior notes due 2009, Euro 237.0 million aggregate principal amount of 8.125% senior notes due 2008, $3.6 million aggregate principal amount of zero-coupon convertible senior notes due 2022 and $399.3 million aggregate principal amount of 5.75% senior notes due 2014. The Guarantors under the indentures are currently Lear Automotive Dearborn, Inc., Lear Automotive (EEDS) Spain S.L., Lear Corporation EEDS and Interiors, Lear Corporation (Germany) Ltd., Lear Corporation Mexico, S.A. de C.V., Lear Operations Corporation and Lear Seating Holdings Corp. #50. Lear Automotive Dearborn, Inc. became a Guarantor under the indentures effective April 25, 2006. In lieu of providing separate unaudited financial statements for the Guarantors, the Company has included the unaudited supplemental guarantor condensed consolidating financial statements above. These financial statements reflect the guarantors listed above for all periods presented. Management does not believe that separate financial statements of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented.

As of December 31, 2005 and for the three and nine months ended October 1, 2005, the supplemental guarantor condensed consolidating financial statements have been restated to reflect certain changes to the equity investments of guarantor subsidiaries.

Distributions — There are no significant restrictions on the ability of the Guarantors to make distributions to the Company.

Selling, General and Administrative Expenses — The Parent allocated $20.3 million and $15.5 million in the three months ended September 30, 2006 and October 1, 2005, respectively, and $48.4 million and $49.6 million in the nine months ended September 30, 2006 and October 1, 2005, respectively, of corporate selling, general and administrative expenses to its operating subsidiaries. The allocations were based on various factors, which estimate usage of particular corporate functions, and in certain instances, other relevant factors, such as the revenues or the number of employees of the Company’s subsidiaries.

Long-term debt of the Parent and the Guarantors — A summary of long-term debt of the Parent and the Guarantors on a combined basis is shown below (in millions):

	October 1, 2006	December 31, 2005

Primary credit facility	$1,015.1	$400.0
Senior notes	1,297.1	1,795.0
Other long-term debt	(2.1)	12.3

	2,310.1	2,207.3
Less — current portion	(6.0)	(4.2)

	$2,304.1	$2,203.1

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

In light of recent customer and market trends, we have been evaluating strategic alternatives with respect to our interior segment. On October 16, 2006, we completed the contribution of substantially all of our European interior business to International Automotive Components Group, LLC (“IAC”), a joint venture with WL Ross & Co. LLC and Franklin Mutual Advisers, LLC, in exchange for a one-third equity interest. In connection with the transaction, we entered into various ancillary agreements providing us with customary minority shareholder rights and registration rights with respect to our equity interest in IAC. Our European interior business includes substantially all of our interior components business in Europe (other than Italy and one facility in France), consisting of nine manufacturing facilities in five countries supplying door panels, overhead systems, instrument panels, cockpits and interior trim to various original equipment manufacturers. IAC also owns the European interior business formerly held by Collins & Aikman Corporation. In connection with the transaction, we recognized a loss on the divestiture of approximately $29 million in the third quarter of 2006. With respect to our North American interior business, we are pursuing a similar strategic solution with IAC, although no assurances can be given that a transaction will be completed.

Demand for our products is directly related to automotive vehicle production. Automotive sales and production can be affected by general economic or industry conditions, labor relations issues, fuel prices, regulatory requirements, trade agreements and other factors. Our operating results are also significantly impacted by what is referred to in this section as “vehicle platform mix”; that is, the overall commercial success of the vehicle platforms for which we supply particular products, as well as our relative profitability on these platforms. A significant loss of business with respect to any vehicle model for which we are a significant supplier, or a decrease in the production levels of any such models, could have a material adverse impact on our future operating results. Lower production volumes on our largest platforms have had an adverse effect on our operating results in 2006. In addition, our two largest customers, General Motors and Ford, accounted for approximately 44% of our net sales in 2005, excluding net sales to Saab, Volvo, Jaguar and Land Rover, which are affiliates of General Motors or Ford. The automotive operations of both General Motors and Ford have experienced significant operating losses throughout 2005 and the first nine months of 2006, and both automakers are continuing to restructure their North American operations, which could have a material impact on our future operating results.

Automotive industry conditions in North America and Europe continue to be challenging. In North America, the industry is characterized by significant overcapacity, fierce competition and significant pension and healthcare liabilities for the domestic automakers. In Europe, the market structure is more fragmented with significant overcapacity. We expect these challenging industry conditions to continue in the foreseeable future. During the first nine months of 2006, North American production levels have declined by approximately 2% as compared to a year ago and production levels on several of our key platforms have declined more significantly. In addition, significant production declines on certain of our key platforms are expected in the last three months of 2006 and may continue in 2007. Historically, the majority of our sales have been derived from the U.S.-based automotive manufacturers in North America and, to a lesser extent, automotive manufacturers in Western Europe. These customers have experienced declines in market share in their traditional markets. As discussed below, our ability to increase sales in the future will depend, in part, on our ability to increase our penetration of Asian automotive manufacturers worldwide and leverage our existing North American and European customer base across all product lines.

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

LEAR CORPORATION

In the second quarter of 2005, we began to implement consolidation and census actions in order to address unfavorable industry conditions. These actions continued throughout 2005 and the first nine months of 2006 and are part of a comprehensive restructuring strategy intended to (i) better align our manufacturing capacity with the changing needs of our customers, (ii) eliminate excess capacity and lower our operating costs and (iii) streamline our organizational structure and reposition our business for improved long-term profitability. In connection with the restructuring actions, we expect to incur pretax costs of approximately $250 million, although all aspects of the restructuring actions have not been finalized. Restructuring and related manufacturing inefficiency charges were $104 million in 2005 and $57 in the first nine months of 2006.

Our material cost as a percentage of net sales increased to 69.0% in the first nine months of 2006 as compared to 68.3% in 2005 and 65.5% in 2004. A substantial portion of this increase was the result of less favorable vehicle platform mix and increases in certain raw material, energy and commodity costs, as well as net selling price reductions. Raw material, energy and commodity costs (principally steel, copper, resins and other oil-based commodities) remained high and continued to have an adverse impact on our operating results in the first nine months of 2006. Resins, copper and crude oil, in particular, experienced significant price increases in the first nine months of 2006. Unfavorable industry conditions have also resulted in financial distress within our supply base and an increase in commercial disputes and the risk of supply disruption. We have developed and implemented strategies to mitigate or partially offset the impact of higher raw material, energy and commodity costs, which include aggressive cost reduction actions, the utilization of our cost technology optimization process, the selective in-sourcing of components where we have available capacity, the continued consolidation of our supply base and the acceleration of low-cost country sourcing and engineering. However, due to the magnitude and duration of the increased raw material, energy and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers, offset only a portion of the adverse impact. In addition, higher crude oil prices can indirectly impact our operating results by adversely affecting demand for certain of our key light truck platforms. We expect that high raw material, energy and commodity costs will continue to have an adverse impact on our operating results in the foreseeable future. See “— Forward-Looking Statements” and Item 1A, “Risk Factors – High raw material costs may continue to have a significant adverse impact on our profitability,” in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Our success in generating cash flow will depend, in part, on our ability to efficiently manage working capital. Working capital can be significantly impacted by the timing of cash flows from sales and purchases. Historically, we have been generally successful in aligning our vendor payment terms with our customer payment terms. However, our ability to continue to do so may be adversely impacted by the unfavorable financial results of our suppliers and adverse industry conditions, as well as our unfavorable financial results. In addition, our cash flow is also dependent on our ability to efficiently manage our capital spending. We utilize return on investment as a measure of the efficiency with which assets are deployed to increase earnings. Improvements in our return on investment will depend on our ability to maintain an appropriate asset base for our business and to increase productivity and operating efficiency. The level of profitability and the return on investment of our interior segment is significantly below that of our seating and electronic and electrical segments.

On October 17, 2006, we entered into a definitive agreement to issue $200 million of common stock in a private placement to affiliates of and funds managed by Carl C. Icahn. The proceeds of the offering will provide additional operating and financial flexibility, allowing us greater latitude to invest in and further strengthen our core businesses. The offering is subject to receipt of applicable antitrust approvals and other conditions. No assurances can be given that the offering will be consummated on the terms contemplated or at all. For further information regarding the offering, refer to the Stock Purchase Agreement with Mr. Icahn and his affiliates, which is incorporated by reference as an Exhibit to this Report.

In the first nine months of 2006, we incurred costs of $57 million related to the restructuring actions described above, including $53 million of restructuring charges and $4 million of manufacturing inefficiencies. In addition, we recognized goodwill and fixed asset impairment charges of $12 million related to our North American interior business. Additional impairment charges with respect to our North American interior business are likely if we divest or otherwise restructure the business. In the first nine months of 2006, we also recorded a loss of $29 million related to the divestiture of our European interior business and aggregate gains of $27 million related to the sales of our interests in two affiliates. In the third quarter of 2006, we recorded a tax benefit of $15 million resulting

LEAR CORPORATION

from the expiration of the statute of limitations in a certain foreign taxing jurisdiction. In the first nine months of 2005, we incurred costs of $62 million related to the restructuring actions described above, including $57 million of restructuring charges and $5 million of manufacturing inefficiencies. In addition, we recognized goodwill and fixed asset impairment charges of $744 million related to our North American interior business. We also recorded a charge of $17 million related to the impairment of an investment in a non-core business and experienced $39 million in litigation-related charges. In the first quarter of 2005, we recorded a tax benefit of $18 million resulting from a tax law change in Poland. For further information regarding these items, see “— Restructuring” and Note 3, “Restructuring,” Note 6, “Goodwill,” Note 10, “Other Expense, Net,” Note 11, “Provision for Income Taxes,” and Note 15, “Legal and Other Contingencies,” to the accompanying condensed consolidated financial statements.

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

RESULTS OF OPERATIONS

A summary of our operating results as a percentage of net sales is shown below (dollar amounts in millions):

	Three Months Ended				Nine Months Ended

	September 30, 2006		October 1, 2005		September 30, 2006		October 1, 2005

Net sales
Seating	$2,633.0	64.7%	$2,564.3	64.3%	$8,721.6	64.3%	$8,192.9	64.6%
Interior	754.1	18.5	731.4	18.4	2,579.2	19.0	2,261.2	17.8
Electronic and electrical	682.6	16.8	690.9	17.3	2,257.6	16.7	2,237.8	17.6

Net sales	4,069.7	100.0	3,986.6	100.0	13,558.4	100.0	12,691.9	100.0

Gross profit	186.8	4.6	86.4	2.2	690.1	5.1	507.1	4.0
Selling, general and administrative expenses	158.0	3.9	142.7	3.6	493.9	3.6	484.6	3.8
Goodwill impairment charges	—	—	670.0	16.8	2.9	—	670.0	5.3
Interest expense	56.6	1.4	45.1	1.1	157.5	1.1	138.1	1.1
Other expense, net	38.1	0.9	16.4	0.4	55.4	0.4	55.5	0.4
Provision (benefit) for income taxes	8.1	0.2	(37.7)	(0.9)	45.8	0.3	(62.2)	(0.5)
Cumulative effect of a change in accounting principle	—	—	—	—	(2.9)	—	—	—

Net loss	$(74.0)	(1.8)%	$(750.1)	(18.8)%	$(62.5)	(0.5)%	$(778.9)	(6.1)%

Three Months Ended September 30, 2006 vs. Three Months Ended October 1, 2005

Net sales were $4.1 billion in the third quarter of 2006 as compared to $4.0 billion in the third quarter of 2005, an increase of $83 million or 2.1%. New business and changes in foreign currency exchange rates favorably impacted net sales by $362 million and $87 million, respectively. This increase was largely offset by the impact of changes in industry production volumes and vehicle platform mix, which reduced net sales by $338 million.

Gross profit and gross margin were $187 million and 4.6% in the quarter ended September 30, 2006, as compared to $86 million and 2.2 % in the quarter ended October 1, 2005. The increase is largely due to fixed asset impairment charges and incremental restructuring costs of $89 million incurred in the third quarter of 2005, as well as the benefit of our productivity initiatives and other efficiencies. The impact of new business was offset by the impact of changes in industry production volumes and vehicle platform mix.

Selling, general and administrative expenses, including research and development, were $158 million in the three months ended September 30, 2006, as compared to $143 million in the three months ended October 1, 2005. As a percentage of net sales, selling, general and administrative expenses were 3.9% and 3.6% in the third quarters of 2006 and 2005, respectively. The increase in selling, general and administrative expenses was largely due to inflationary increases in compensation, facility maintenance and insurance expense, as well as incremental infrastructure and development costs in Asia and the timing of commercial recoveries of research and development costs from our customers.

LEAR CORPORATION

Interest expense was $57 million in the third quarter of 2006 as compared to $45 million in the third quarter of 2005. This increase was largely due to an increase in short-term interest rates and increased costs associated with our debt refinancings.

Other expense, which includes state and local non-income taxes, foreign exchange gains and losses, discounts and expenses associated with our asset-backed securitization and factoring facilities, minority interests in consolidated subsidiaries, equity in net income (loss) of affiliates, gains and losses on the sales of assets and other miscellaneous income and expense, was $38 million in the third quarter of 2006 as compared to $16 million in the third quarter of 2005. In the third quarter of 2006, we recorded a loss of $29 million related to the divestiture of our European interior business. The impact of this transaction was partially offset by an increase in the equity earnings of our affiliates.

The provision for income taxes was $8 million for the third quarter of 2006, as compared to a benefit for income taxes of $38 million for the third quarter of 2005. The provision for income taxes for the third quarter of 2006 includes a one-time tax benefit of $15 million resulting from the expiration of the statute of limitations in a foreign taxing jurisdiction. The provision for income taxes for the third quarter of 2006 was also impacted by the loss on the divestiture of our European interior business and a portion of our restructuring charges, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Excluding these items, the effective tax rates approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, foreign valuation allowances, the U.S. valuation allowance, tax credits, income tax incentives and other permanent items. Further, as a result of recording a valuation allowance related to our net U.S. deferred tax assets in the fourth quarter of 2005, no Federal income tax will be recognized with respect to U.S. operations in 2006. We intend to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Our future income tax expense will include no tax benefit with respect to U.S. losses and no tax expense with respect to U.S. income until the valuation allowance is eliminated. Accordingly, income taxes are impacted by providing a U.S. valuation allowance on operating losses and the mix of earnings among jurisdictions. For the third quarter of 2005, the benefit for income taxes was impacted by the goodwill impairment charge for which no tax benefit was provided as this goodwill was nondeductible for tax purposes. The benefit for income taxes for the third quarter of 2005 was also impacted by restructuring and litigation-related charges that were incurred in countries for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries.

Net loss in the third quarter of 2006 was $74 million, or $1.10 per diluted share, as compared to $750 million, or $11.17 per diluted share, in the third quarter of 2005, reflecting the goodwill impairment charge of $670 million recorded in the third quarter of 2005 and for the reasons described above. For further information related to our 2005 goodwill impairment charge, see Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Reportable Operating Segments

The financial information presented below is for our three reportable operating segments and our other category for the periods presented. The reportable operating segments are: seating, which includes seat systems and the components thereof; electronic and electrical, which includes electronic products and electrical distribution systems, primarily wire harnesses and junction boxes, interior control and entertainment systems and wireless systems; and interior, which includes instrument panels and cockpit systems, headliners and overhead systems, door panels, flooring and acoustic systems and other interior products. The other category includes unallocated costs related to corporate headquarters, geographic headquarters and the elimination of intercompany activities, none of which meets the requirements of being classified as an operating segment. Corporate and geographic headquarters costs include various support functions, such as information technology, purchasing, corporate finance, executive administration and human resources. Financial measures regarding each segment’s income (loss) before goodwill impairment charges, interest, other (income) expense, income taxes and cumulative effect of a change in accounting principle (“segment earnings”) and segment earnings divided by net sales (“margin”) are not measures of performance under accounting principles generally accepted in the United States (“GAAP”). Such measures are presented because we evaluate the performance of our reportable operating segments, in part, based on income (loss) before goodwill impairment charges, interest, other (income) expense, income taxes and cumulative effect of a change in accounting principle and the related margin. Segment earnings should not be considered in isolation or as a substitute for net income, net cash provided by operating activities or other income statement or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, segment earnings, as we determine it, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated segment earnings to consolidated income (loss) before provision (benefit) for income taxes and cumulative effect of a change in accounting principle, see Note 16, “Segment Reporting,” to the accompanying condensed consolidated financial statements.

LEAR CORPORATION

Seating

A summary of financial measures for our seating segment is shown below (dollar amounts in millions):

	Three months ended

	September 30, 2006	October 1, 2005

Net sales	$2,633.0	$2,564.3
Segment earnings	125.6	71.2
Margin	4.8%	2.8%

Seating net sales were $2.6 billion in the third quarters of 2006 and 2005, an increase of $69 million or 2.7%. New business favorably impacted net sales by $224 million. This increase was largely offset by changes in industry production volumes and vehicle platform mix, which reduced net sales by $183 million. Segment earnings and the related margin on net sales were $126 million and 4.8% in the third quarter of 2006 as compared to $71 million and 2.8% in the third quarter of 2005. Segment earnings benefited from the impact of our productivity initiatives and other efficiencies. The collective impact of net new business and changes in industry production volumes and vehicle platform mix also favorably impacted segment earnings by $31 million. During the third quarter of 2006, we incurred costs related to our restructuring actions of $8 million as compared to $7 million in the third quarter of 2005.

Electronic and Electrical

A summary of financial measures for our electronic and electrical segment is shown below (dollar amounts in millions):

	Three months ended

	September 30, 2006	October 1, 2005

Net sales	$682.6	$690.9
Segment earnings	16.4	35.3
Margin	2.4%	5.1%

Electronic and electrical net sales were $683 million in the third quarter of 2006 as compared to $691 million in the third quarter of 2005, a decrease of $8 million or 1.2%. New business favorably impacted net sales by $37 million. This increase was more than offset by changes in industry production volumes and vehicle platform mix, which reduced net sales by $61 million. Segment earnings and the related margin on net sales were $16 million and 2.4% in the third quarter of 2006 as compared to $35 million and 5.1% in the third quarter of 2005. The decline was primarily the result of net selling price reductions, the impact of higher raw material and commodity costs (principally copper) and changes in industry production volumes and vehicle platform mix. These declines were partially offset by the benefit of our productivity initiatives and other efficiencies. During the third quarter of 2006, we incurred costs related to our restructuring actions of $7 million as compared to $10 million in the third quarter of 2005.

Interior

A summary of financial measures for our interior segment is shown below (dollar amounts in millions):

	Three months ended

	September 30, 2006	October 1, 2005

Net sales	$754.1	$731.4
Segment earnings	(55.8)	(112.6)
Margin	(7.4)%	(15.4)%

Interior net sales were $754 million in the third quarter of 2006 as compared to $731 million in the third quarter of 2005, an increase of $23 million or 3.1%. New business favorably impacted net sales by $101 million. This increase was largely offset by changes in industry production volumes and vehicle platform mix, which reduced net sales by $94 million. Segment earnings and the related margin on net sales were ($56) million and (7.4)% in the third quarter of 2006 as compared to ($113) million and (15.4)% in the third quarter of 2005. The improvement in segment earnings is largely due to fixed asset impairment charges of $74 million incurred in the third quarter of 2005, which was partially offset by changes in industry production volumes and vehicle platform mix and the impact of higher raw material and commodity costs. During the third quarter of 2006, we incurred costs related to our restructuring actions of $2 million as compared to $15 million in the third quarter of 2005.

LEAR CORPORATION

Other

A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Three months ended

	September 30, 2006	October 1, 2005

Net sales	$—	$—
Segment earnings	(57.4)	(50.2)
Margin	N/A	N/A

Our other category includes unallocated corporate and geographic headquarters, as well as the elimination of intercompany activity. Corporate and geographic headquarters costs include various support functions, such as information technology, purchasing, corporate finance, executive administration and human resources. Segment earnings related to our other category were ($57) million in the third quarter of 2006 as compared to ($50) million in the third quarter of 2005, largely due to inflationary increases in compensation, facility maintenance and insurance expense, as well as costs related to the implementation of our interior segment strategy.

Nine Months Ended September 30, 2006 vs. Nine Months Ended October 1, 2005

Net sales in the first nine months of 2006 were $13.6 billion as compared to $12.7 billion in the first nine months of 2005, an increase of $867 million or 6.8%. New business favorably impacted net sales by $1.6 billion. This increase was partially offset by the impact of changes in industry production volumes and vehicle platform mix, which reduced net sales by $742 million.

Gross profit and gross margin were $690 million and 5.1% in the nine months ended September 30, 2006, as compared to $507 million and 4.0% in the nine months ended October 1, 2005. New business favorably impacted gross profit by $144 million. The improvement in gross profit was also the result of incremental fixed asset impairment charges of $67 million incurred in the first nine months of 2005, as well as the benefit from our productivity initiatives and other efficiencies. These increases were partially offset by the impact of net selling price reductions, changes in industry production volumes and vehicle platform mix and higher raw material and commodity costs.

Selling, general and administrative expenses, including research and development, were $494 million in the nine months ended September 30, 2006, as compared to $485 million in the nine months ended October 1, 2005. As a percentage of net sales, selling, general and administrative expenses were 3.6% and 3.8% in the first nine months of 2006 and 2005, respectively. The increase in selling, general and administrative expenses was largely due to inflationary increases in compensation, facility maintenance and insurance expense, as well as incremental infrastructure and development costs in Asia, partially offset by a decrease in litigation-related charges and the impact of recent census reduction actions.

Interest expense was $158 million in the first nine months of 2006 as compared to $138 million in the first nine months of 2005. This increase was largely due to an increase in short-term interest rates and increased costs associated with our debt refinancings.

Other expense, which includes state and local non-income taxes, foreign exchange gains and losses, discounts and expenses associated with our asset-backed securitization and factoring facilities, minority interests in consolidated subsidiaries, equity in net income (loss) of affiliates, gains and losses on the sales of assets and other miscellaneous income and expense, was $55 million in the first nine months of 2006 as compared to $56 million in the first nine months of 2005. In the first nine months of 2006, we recorded a loss of $29 million related to the divestiture of our European interior business and aggregate gains of $27 million related to the sales of our interests in two affiliates. In addition, we recorded $20 million related to foreign exchange losses in the first nine months of 2006. In the first nine months of 2005, we recorded a charge of $17 million related to the impairment of an investment in a non-core business.

The provision for income taxes was $46 million for the first nine months of 2006, as compared to a benefit for income taxes of $62 million for the first nine months of 2005. The provision for income taxes for the first nine months of 2006 includes one-time tax benefits of $20 million resulting from the expiration of the statute of limitations in a foreign taxing jurisdiction, a tax audit resolution, court rulings in certain jurisdictions, the merger of two foreign entities and changes in tax laws in certain jurisdictions. The provision for income taxes for the first nine months of 2006 was also impacted by the loss on the divestiture of our European interior business, gains on the sales of our interests in two affiliates, for which no tax expense was recognized, and a portion of our restructuring and impairment charges, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Excluding these items, the effective tax rates approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, foreign valuation allowances, the U.S. valuation allowance, tax credits, income tax incentives and other permanent items. Further, as a result

LEAR CORPORATION

of recording a valuation allowance related to our net U.S. deferred tax assets in the fourth quarter of 2005, no Federal income tax will be recognized with respect to U.S. operations in 2006. We intend to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Our future income tax expense will include no tax benefit with respect to U.S. losses and no tax expense with respect to U.S. income until the valuation allowance is eliminated. Accordingly, income taxes are impacted by providing a U.S. valuation allowance on operating losses and the mix of earnings among jurisdictions. For the first nine months of 2005, the benefit for income taxes was impacted by the goodwill impairment charge for which no tax benefit was provided as this goodwill was nondeductible for tax purposes. The benefit for income taxes for the first nine months of 2005 was also impacted by restructuring and litigation-related charges that were incurred in countries for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. In addition, no tax benefit was provided on an impairment charge of $17 million related to an equity investment in a non-core business, which was subsequently divested. These items were partially offset by a one-time tax benefit of $18 million resulting from a tax law change in Poland.

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share-Based Payment.” As a result, we recognized a cumulative effect of a change in accounting principle of $3 million in the first quarter of 2006 related to a change in accounting for forfeitures. For further information, see Note 2, “Accounting for Stock-Based Compensation,” to the accompanying condensed consolidated financial statements.

Net loss in the first nine months of 2006 was $63 million, or $0.93 per diluted share, as compared to a net loss of $779 million, or $11.60 per diluted share, in the first nine months of 2005, reflecting the goodwill impairment charge of $670 million recorded in the third quarter of 2005 and for the reasons described above. For further information related to our 2005 goodwill impairment charge, see Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Reportable Operating Segments

The financial information presented below is for our three reportable operating segments and our other category for the periods presented. The reportable operating segments are: seating, which includes seat systems and the components thereof; electronic and electrical, which includes electronic products and electrical distribution systems, primarily wire harnesses and junction boxes, interior control and entertainment systems and wireless systems; and interior, which includes instrument panels and cockpit systems, headliners and overhead systems, door panels, flooring and acoustic systems and other interior products. The other category includes unallocated costs related to corporate headquarters, geographic headquarters and the elimination of intercompany activities, none of which meets the requirements of being classified as an operating segment. Corporate and geographic headquarters costs include various support functions, such as information technology, purchasing, corporate finance, executive administration and human resources. Financial measures regarding each segment’s income (loss) before goodwill impairment charges, interest, other (income) expense, income taxes and cumulative effect of a change in accounting principle (“segment earnings”) and segment earnings divided by net sales (“margin”) are not measures of performance under accounting principles generally accepted in the United States (“GAAP”). Such measures are presented because we evaluate the performance of our reportable operating segments, in part, based on income (loss) before goodwill impairment charges, interest, other (income) expense, income taxes and cumulative effect of a change in accounting principle and the related margin. Segment earnings should not be considered in isolation or as a substitute for net income, net cash provided by operating activities or other income statement or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, segment earnings, as we determine it, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated segment earnings to consolidated income (loss) before provision (benefit) for income taxes and cumulative effect of a change in accounting principle, see Note 16, “Segment Reporting,” to the accompanying condensed consolidated financial statements.

Seating

A summary of financial measures for our seating segment is shown below (dollar amounts in millions):

	Nine months ended

	September 30, 2006	October 1, 2005

Net sales	$8,721.6	$8,192.9
Segment earnings	423.0	169.9
Margin	4.9%	2.1%

Seating net sales were $8.7 billion in the first nine months of 2006 as compared to $8.2 billion in the first nine months of 2005, an increase of $529 million or 6.5%. New business favorably impacted net sales by $930 million. This increase was partially offset by

LEAR CORPORATION

changes in industry production volumes and vehicle platform mix, which reduced net sales by $415 million. Segment earnings and the related margin on net sales were $423 million and 4.9% in the nine months ended September 30, 2006 as compared to $170 million and 2.1% in the nine months ended October 1, 2005. The collective impact of net new business and changes in industry production volumes and vehicle platform mix favorably impacted segment earnings by $173 million. Segment earnings also benefited from the impact of our productivity initiatives and other efficiencies. Litigation-related charges reduced segment earnings in the first nine months of 2005 by $28 million. During the first nine months of 2006, we incurred costs related to our restructuring actions of $28 million as compared to $20 million in the first nine months of 2005.

Electronic and Electrical

A summary of financial measures for our electronic and electrical segment is shown below (dollar amounts in millions):

	Nine months ended

	September 30, 2006	October 1, 2005

Net sales	$2,257.6	$2,237.8
Segment earnings	107.6	145.9
Margin	4.8%	6.5%

Electronic and electrical net sales were $2.3 billion in the first nine months of 2006 as compared to $2.2 billion in the first nine months of 2005, an increase of $20 million or 0.1%. New business favorably impacted net sales by $164 million. This increase was largely offset by changes in industry production volumes and vehicle platform mix, which reduced net sales by $85 million, and by the impact of net foreign exchange rate fluctuations and net selling price reductions. Segment earnings and the related margin on net sales were $108 million and 4.8% in the nine months ended September 30, 2006 as compared to $146 million and 6.5% in the nine months ended October 1, 2005. The decline was primarily the result of net selling price reductions and the impact of higher raw material and commodity costs (principally copper), offset in part by the benefit of our productivity initiatives and other efficiencies. During the first nine months of 2006, we incurred costs related to our restructuring actions of $22 million as compared to $20 million in the first nine months of 2005.

Interior

A summary of financial measures for our interior segment is shown below (dollar amounts in millions):

	Nine months ended

	September 30, 2006	October 1, 2005

Net sales	$2,579.2	$2,261.2
Segment earnings	(149.6)	(138.8)
Margin	(5.8)%	(6.1)%

Interior net sales were $2.6 billion in first nine months of 2006 as compared to $2.3 billion in the first nine months of 2005, an increase of $318 million or 14.1%. New business favorably impacted net sales by $547 million. This increase was partially offset by changes in industry production volumes and vehicle platform mix, which reduced net sales by $242 million. Segment earnings and the related margin on net sales were ($150) million and (5.8)% in the nine months ended September 30, 2006 as compared to ($139) million and (6.1)% in the nine months ended October 1, 2005. The impact of changes in industry production volumes and vehicle platform mix negatively impacted segment earnings. Segment earnings were also reduced by the impact of higher raw material and commodity costs. These declines were largely offset by incremental fixed asset impairment charges of $67 incurred in the first nine months of 2005. During the first nine months of 2006, we incurred costs related to our restructuring actions of $11 million as compared to $18 million in the first nine months of 2005.

In the first nine months of 2006, we evaluated the carrying value of the fixed assets of certain operating locations within our interior segment and recorded impairment charges of $9 million. The impairment charges are included in cost of sales in our condensed consolidated statements of operations for nine months ended September 30, 2006. We have certain other facilities within our interior segment that generated operating losses during the first nine months of 2006. Based on current automotive production volume estimates, management’s assessment of the overall commercial outlook, including the current status of customer negotiations and assumptions regarding raw material pricing, and other factors, we conducted the fixed asset impairment analyses with respect to these facilities, which indicated that the carrying value of their fixed assets was not impaired on a held for use basis. However, we are pursuing strategic alternatives with respect to our North American interior business, which has experienced continuing losses in its

LEAR CORPORATION

operating results. A further decline in this business’s operating results or its realignment or divestiture would likely result in additional impairment charges, which could be significant. We will continue to monitor the operating plans of this business for potential impairment. The net book value of the North American interior business’s fixed assets as of September 30, 2006 is $427 million. In 2005, we recorded fixed asset impairment charges of $74 million for certain operating locations within our interior segment. These charges are included in cost of sales in our condensed consolidated statements of operations for the three and nine months ended October 1, 2005.

Other

A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Nine months ended

	September 30, 2006	October 1, 2005

Net sales	$—	$—
Segment earnings	(184.8)	(154.5)
Margin	N/A	N/A

Our other category includes unallocated corporate and geographic headquarters, as well as the elimination of intercompany activity. Corporate and geographic headquarters costs include various support functions, such as information technology, purchasing, corporate finance, executive administration and human resources. Segment earnings related to our other category were ($185) million in the first nine months of 2006 as compared to ($155) million in the first nine months of 2005, largely due to inflationary increases in compensation, facility maintenance and insurance expense, as well as costs related to the implementation of our interior segment strategy.

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

Although all aspects of the restructuring actions have not been finalized, we expect to incur pretax costs of approximately $250 million in connection with the restructuring actions, of which $162 million has been incurred through the third quarter of 2006. Such costs include employee termination benefits, asset impairment charges and contract termination costs, as well as other incremental costs resulting from the restructuring actions. These incremental costs principally include equipment and personnel relocation costs. We also expect to incur incremental manufacturing inefficiency costs at the operating locations impacted by the restructuring actions during the related restructuring implementation period. Restructuring costs will be recognized in our consolidated financial statements in accordance with accounting principles generally accepted in the United States. Generally, charges will be recorded as elements of the restructuring strategy are finalized. Actual costs recorded in our consolidated financial statements may vary from current estimates.

In connection with our restructuring actions, we recorded restructuring and related manufacturing inefficiency charges of $57 million in the first nine months of 2006, including $54 million recorded as cost of sales, $7 million recorded as selling, general and administrative expenses and $4 million recorded as other income related to net gains on the sales of facilities and machinery and equipment. Restructuring activities resulted in cash expenditures of $51 million in the first nine months of 2006. The 2006 restructuring charges consist of employee termination benefits of $41 million, asset impairment charges of $5 million and contract termination costs of $4 million, as well as other costs of $2 million. We also estimate that we incurred approximately $5 million in manufacturing inefficiency costs during this period as a result of the restructuring. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations. Asset impairment charges relate to the disposal of machinery and equipment with carrying values of $5 million in excess of related estimated fair values. Contract termination costs include lease cancellation costs, the repayment of various government-sponsored grants and costs associated with the termination of subcontractor and other relationships of $3 million and a pension benefit plan curtailment charge of $1 million. Restructuring and related manufacturing inefficiency charges were $104 million in 2005 and are estimated to be in the range of $105 million to $115 million in 2006.

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

In addition, we utilize uncommitted lines of credit as needed for our short-term working capital fluctuations. The availability of uncommitted lines of credit may be affected by our financial performance, credit ratings and other factors. As of September 30, 2006, the Company had unsecured lines of credit of approximately $170 million. See “— Capitalization — Off-Balance Sheet Arrangements” and “— Capitalization — Accounts Receivable Factoring.”

Equity Offering

On October 17, 2006, we entered into a definitive agreement to issue $200 million of common stock in a private placement to affiliates of and funds managed by Carl C. Icahn. The proceeds of the offering will provide additional operating and financial flexibility, allowing us greater latitude to invest in and further strengthen our core businesses. The offering is subject to receipt of applicable antitrust approvals and other conditions. No assurances can be given that the offering will be consummated on the terms contemplated or at all.

Cash Flow

Cash flows from operating activities were $106 million in the first nine months of 2006 as compared to $229 million in the first nine months of 2005. The net change in sold accounts receivable resulted in a decrease of $303 million in cash provided by operating activities between periods. This decrease was partially offset by the net change in recoverable customer engineering and tooling, which resulted in an increase of $224 million in cash provided by operating activities between periods due to the timing of program launches and related payments from our customers. Increases in accounts receivable and decreases in accounts payable used cash of $148 million and $183 million, respectively, in the first nine months of 2006, reflecting an increase in net sales and the timing of payments received from our customers and made to our suppliers.

Cash flows used in investing activities were $247 million in the first nine months of 2006 as compared to $399 million in the first nine months of 2005. This decrease reflects a $145 million decline in capital expenditures, as well as cash received of $35 million related to the sales of our interests in two affiliates, partially offset by a $21 million indemnity payment related to our acquisition of UT Automotive, Inc. in 1999. See “— Other Matters — Certain Tax Matters.” Capital expenditures in 2006 are forecasted to be in the range of $380 to $390 million, down from last year’s peak level due primarily to lower launch activity.

Financing activities generated $47 million of cash in the first nine months of 2006 as compared to a use of $237 million of cash in the first nine months of 2005, largely due to the repayment of $600 million aggregate principal amount of 7.96% senior notes in 2005. In addition, certain increased borrowings under our primary credit facility were used to fund the repayment of certain of our senior notes in 2006. See “— Capitalization — Primary Credit Facility.”

Capitalization

In addition to cash provided by operating activities, we utilize a combination of available credit facilities and long-term notes to fund our capital expenditures and working capital requirements. For both the nine months ended September 30, 2006 and October 1, 2005, our average outstanding debt balance, as of the end of each fiscal quarter, was $2.3 billion. The weighted average long-term interest rate, including rates under our committed credit facility and the effect of hedging activities, was 7.1% and 6.5% for the respective periods. For the nine months ended September 30, 2006 and October 1, 2005, our average outstanding unsecured short-term debt balance, as of the end of each fiscal quarter, was $15 million and $42 million, respectively. The weighted average interest rate, including the effect of hedging activities, was 4.5% and 3.7% for the respective periods.

Primary Credit Facility

On April 25, 2006, we entered into a $2.7 billion amended and restated credit and guarantee agreement (the “new credit agreement”), which provides for maximum revolving borrowing commitments of $1.7 billion and a term loan facility of $1.0 billion. The new credit agreement replaced our prior primary credit facility. The $1.7 billion revolving credit facility matures on March 23, 2010, and the $1.0 billion term loan facility matures on April 25, 2012. The new credit agreement provides for multicurrency borrowings in a maximum aggregate amount of $750 million, Canadian borrowings in a maximum aggregate amount of $200 million and swing-line

LEAR CORPORATION

borrowings in a maximum aggregate amount of $300 million, the commitments for which are part of the aggregate revolving credit facility commitment. As of September 30, 2006, our borrowings outstanding under the new credit agreement consisted of $1.0 billion outstanding under the term loan facility and $15 million in revolving borrowings.

Of the $1.0 billion proceeds under the term loan facility, $400 million was used to repay the term loan facility under our prior primary credit facility, $317 million was placed in a cash collateral account for the purpose of refinancing or repurchasing our outstanding zero-coupon convertible senior notes, $200 million was placed in a cash collateral account for the purpose of refinancing or repurchasing a portion of our senior notes due 2008 and 2009 and the remainder was designated for general corporate purposes. We recognized a loss of $3 million on the extinguishment of the prior term loan facility in the second quarter of 2006, which is included in other expense, net in the condensed consolidated statement of operations for the nine months ended September 30, 2006.

During the second and third quarters of 2006, we paid the aggregate purchase price of $301 million for outstanding zero-coupon convertible senior notes with an accreted value of $303 million. As of September 30, 2006, notes with an accreted value of $4 million remained outstanding. In addition, with respect to our senior notes due 2008 and 2009, we repurchased notes with a par value of Euro 13 million and $207 million, respectively, for an aggregate purchase price of $220 million during the second and third quarters of 2006. These transactions were primarily funded with cash on deposit in the cash collateral accounts discussed above. As a result of these transactions, there were no funds remaining in the cash collateral accounts as of September 30, 2006. In connection with these transactions, we recognized net gains of less than $1 million and $4 million on the extinguishment of debt in the three and nine months ended September 30, 2006, respectively. The net gains are included in other expense, net in the condensed consolidated statements of operations for the three and nine months ended September 30, 2006.

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

The leverage and interest coverage ratios, as well as the related components of their computation, are defined in the new credit agreement, which is incorporated by reference as an exhibit to this Report. The leverage ratio is calculated as the ratio of consolidated indebtedness to consolidated operating profit. For the purpose of the covenant calculation, (i) consolidated indebtedness is generally defined as reported debt, net of cash and excludes transactions related to our asset-backed securitization and factoring facilities and (ii) consolidated operating profit is generally defined as net income excluding income taxes, interest expense, depreciation and amortization expense, other income and expense, minority interests in income of subsidiaries in excess of net equity earnings in affiliates, certain restructuring and other non-recurring charges, extraordinary gains and losses and other specified non-cash items. Consolidated operating profit is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under our primary credit facility. The interest coverage ratio is calculated as the ratio of consolidated operating profit to consolidated interest expense. For the purpose of the covenant calculation, consolidated interest expense is generally defined as interest expense plus any discounts or expenses related to our asset-backed securitization facility less amortization of deferred finance fees and interest income. As of September 30, 2006, we were in compliance with all covenants set forth in the new credit agreement. Our leverage and interest coverage ratios were 2.6 to 1 and 4.3 to 1, respectively. These ratios are calculated on a trailing four quarter basis. As a result, any decline in our future operating results will negatively impact our coverage ratios. Our failure to comply with these financial covenants could have a material adverse effect on our liquidity and operations.

LEAR CORPORATION

Reconciliations of (i) consolidated indebtedness to reported debt, (ii) consolidated operating profit to income before provision for income taxes and cumulative effect of a change in accounting principle and (iii) consolidated interest expense to reported interest expense are shown below (in millions):

September 30, 2006

Consolidated indebtedness	$2,232.8
Cash and cash equivalents	153.0

Reported debt	$2,385.8

	Three months Ended September 30, 2006	Nine Months Ended September 30, 2006

Consolidated operating profit	$154.8	$600.5
Depreciation and amortization	(98.1)	(299.4)
Consolidated interest expense	(54.3)	(151.6)
Other expense, net (excluding certain costs related to asset-backed securitization facility)	(35.7)	(48.6)
Restructuring charges	(17.4)	(61.6)
Impairment charges	—	(12.1)
Other non-cash items	(15.2)	(46.8)

Loss before provision for income taxes and cumulative effect of a change in accounting principle	$(65.9)	$(19.6)

Consolidated interest expense	$54.3	$151.6
Certain costs related to asset-backed securitization facility	(2.4)	(6.8)
Amortization of deferred financing fees	2.1	6.6
Bank facility and other fees	2.6	6.1

Reported interest expense	$56.6	$157.5

Senior Notes

In addition to the $1.0 billion in borrowings outstanding under the new credit agreement, as of September 30, 2006, we had $1.4 billion of other debt outstanding, including short-term borrowings, consisting primarily of $399 million aggregate principal amount of senior notes due 2014, $4 million accreted value of zero-coupon senior notes due 2022, Euro 237 million (approximately $301 million based on the exchange rate in effect as of September 30, 2006) aggregate principal amount of senior notes due 2008 and $593 million aggregate principal amount of senior notes due 2009.

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

With the exception of our zero-coupon convertible senior notes, our senior notes contain covenants restricting our ability to incur liens and to enter into sale and leaseback transactions and restricting our ability to consolidate with, to merge with or into or to sell or otherwise dispose of all or substantially all of our assets to any person. With respect to the indenture governing our zero-coupon convertible senior notes, we received consents from a majority of the holders of the zero-coupon convertible notes allowing us to execute a supplemental indenture which eliminated the covenants and related provisions in the indenture that restricted our ability to incur liens and to enter into sale and leaseback transactions. As of September 30, 2006, we were in compliance with all covenants and other requirements set forth in our senior notes.

Contractual Obligations

Our scheduled maturities of long-term debt, including capital lease obligations, and our scheduled interest payments on our outstanding debt as of September 30, 2006, are shown below (in millions):

LEAR CORPORATION

	2006	2007		2008	2009	2010	Thereafter	Total

Long-term debt maturities	$27.5	$26.5	(1)	$311.5	$597.5	$8.8	$1,405.4	$2,377.2
Interest payments on our outstanding debt	75.1	173.0		160.3	123.5	98.9	192.5	823.3	(2)

(1)

Our zero-coupon convertible senior notes are reflected in the contractual obligations table above at their book value of $4 million as of September 30, 2006, which also represents their accreted value as of February 20, 2007 (the first date at which the remaining holders may require us to purchase their notes).

(2)	Total interest payments on our outstanding debt reflect interest on borrowings under our new term loan facility at interest rates in effect as of September 30, 2006.

For further information regarding our contractual obligations, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Condition — Capitalization — Contractual Obligations,” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Off-Balance Sheet Arrangements

Asset-Backed Securitization Facility

We have in place an asset-backed securitization facility (the “ABS facility”) which provides for maximum purchases of adjusted accounts receivable of $150 million. As of September 30, 2006, accounts receivable of $150 million were sold under this facility. The level of funding utilized under this facility is based on the credit ratings of our major customers, the level of aggregate accounts receivable in a specific month and our funding requirements. Should our major customers experience further reductions in their credit ratings, we may be unable or may elect not to utilize the ABS facility in the future. Should this occur, we would utilize our new credit agreement to replace the funding currently provided by the ABS facility. In addition, the ABS facility providers can elect to discontinue the program in the event that our senior secured debt credit rating declines to below B- or B3 by Standard & Poor’s Ratings Services or Moody’s Investors Service, respectively.

Guarantees and Commitments

We guarantee the residual value of certain of our leased assets. As of September 30, 2006, these guarantees totaled $27 million. In October 2006, the residual value guarantees were released in conjunction with the expiration of the related leases. We were not required to make any payments related to these residual value guarantees. In addition, we guarantee certain of the debt of some of our unconsolidated affiliates. The percentages of debt guaranteed of these entities are based on our ownership percentages. As of September 30, 2006, the aggregate amount of debt guaranteed was approximately $23 million.

Accounts Receivable Factoring

Certain of our European and Asian subsidiaries periodically factor their accounts receivable with financial institutions. Such receivables are factored without recourse to us and are excluded from accounts receivable in the condensed consolidated balance sheets. As of September 30, 2006 and December 31, 2005, the amount of factored receivables was $251 million and $256 million, respectively. We cannot provide any assurances that these factoring facilities will be available or utilized in the future.

Credit Ratings

The credit ratings below are not recommendations to buy, sell or hold our securities and are subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

The credit ratings of our senior secured and unsecured debt as of the date of this Report are shown below. For our senior secured debt, the rating of Fitch Ratings is two levels below investment grade, while the ratings of Standard & Poor’s Ratings Services and Moody’s Investors Service are four and five levels below investment grade, respectively. For our senior unsecured debt, the rating of Fitch Ratings is five levels below investment grade, while the ratings of Standard & Poor’s Ratings Services and Moody’s Investors Service are both six levels below investment grade.

LEAR CORPORATION

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

Common Stock Repurchase Program

In November 2004, our Board of Directors approved a common stock repurchase program which permits the discretionary repurchase of up to 5,000,000 shares of our common stock through November 15, 2006. There were no shares repurchased under this program during the first nine months of 2006. During the first nine months of 2005, we repurchased 490,900 shares of our outstanding common stock at an average purchase price of $51.72 per share, excluding commissions of $0.03 per share. As of September 30, 2006, 4,509,100 shares of common stock were available for repurchase under the common stock repurchase program. The extent to which we will repurchase our common stock and the timing of such repurchases will depend upon prevailing market conditions, alternative uses of capital and other factors. See “— Forward-Looking Statements.” Also, we are subject to the restrictions on common stock repurchases contained in the credit agreement governing our new primary credit facility.

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

Our most significant foreign currency transactional exposures relate to the Mexican peso and the Canadian dollar, as well as the Euro and other European currencies. We have performed a quantitative analysis of our overall currency rate exposure as of September 30, 2006. The potential earnings benefit related to net unhedged transactional exposures from a hypothetical 10% strengthening of the U.S. dollar relative to all other currencies for a twelve-month period is approximately $2 million. The potential earnings exposure related to net unhedged transactional exposures from a similar strengthening of the Euro relative to all other currencies for a twelve-month period is approximately $6 million.

LEAR CORPORATION

As of September 30, 2006, foreign exchange contracts representing $1.9 billion of notional amount were outstanding with maturities of less than fifteen months. As of September 30, 2006, the fair market value of these foreign exchange contracts was approximately negative $0.4 million. A 10% change in the value of the U.S. dollar relative to all other currencies would result in a $28 million change in the aggregate fair market value of these contracts. A 10% change in the value of the Euro relative to all other currencies would result in a $21 million change in the aggregate fair market value of these contracts.

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

We have performed a quantitative analysis of our overall interest rate exposure as of September 30, 2006. This analysis assumes an instantaneous 100 basis point parallel shift in interest rates at all points of the yield curve. The potential adverse pretax earnings impact from this hypothetical increase for a twelve-month period is approximately $12 million.

As of September 30, 2006, interest rate swap contracts representing $1.1 billion of notional amount were outstanding with maturity dates of August 2007 through September 2011. Of these outstanding contracts, $300 million are designated as fair value hedges and modify the fixed rate characteristics of our outstanding 8.11% senior notes due May 2009. The remaining $800 million are designated as cash flow hedges and modify the variable rate characteristics of our variable rate debt instruments. The fair market value of all outstanding interest rate swap contracts is subject to changes in value due to changes in interest rates. As of September 30, 2006, the fair market value of these contracts was approximately negative $16 million. A 100 basis point parallel shift in interest rates would result in a $9 million change in the aggregated fair market value of these contracts.

Commodity Prices

We have commodity price risk with respect to purchases of certain raw materials, including steel, leather, resins, chemicals, copper and diesel fuel. In limited circumstances, we have used financial instruments to mitigate this risk. Increases in certain raw material, energy and commodity costs (principally steel, copper, resins and other oil-based commodities) had a material adverse impact on our operating results in 2005 and continued to have an adverse impact on our operating results in 2005 and continued to have an adverse impact on our operating results in the first nine months of 2006.

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

On January 29, 2002, Seton Company (“Seton”), one of our leather suppliers, filed a suit alleging that we had breached a purported agreement to purchase leather from Seton for seats for the life of the General Motors GMT 800 program. Seton filed the lawsuit in the U.S. District Court for the Eastern District of Michigan seeking compensatory and exemplary damages totaling approximately $97 million, plus interest, on breach of contract and promissory estoppel claims. In May 2005, this case proceeded to trial, and the jury returned a $30 million verdict against us. On September 27, 2005, the Court denied our post-trial motions challenging the judgment and granted Seton’s motion to award prejudgment interest in the amount of approximately $5 million. The full amount of the judgment and the prejudgment interest has been recorded in our condensed consolidated financial statements. On October 4, 2006, the Sixth Circuit Court of Appeals affirmed the judgment of the trial court. On October 18, 2006, we filed a Petition for Rehearing with the court. Interest on the judgment continues to be recorded in interest expense in our condensed consolidated financial statements.

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

After we filed our patent infringement action against JCI, affiliates of JCI sued one of our vendors and certain of the vendor’s employees in Ottawa County, Michigan Circuit Court on July 8, 2004, alleging misappropriation of trade secrets. The suit alleges that the defendants misappropriated and shared with us trade secrets involving JCI’s universal garage door opener product. JCI seeks to enjoin the defendants from selling or attempting to sell a competing product, as well as compensatory and exemplary damages in unspecified amounts. We are not a defendant in this lawsuit; however, the agreements between us and the defendants contain customary indemnification provisions. We do not believe that our garage door opener product benefited from any allegedly misappropriated trade secrets or technology. However, JCI has sought discovery of certain information which we believe is confidential and proprietary, and we have intervened in the case as a non-party for the limited purpose of protecting our rights with respect to JCI’s discovery efforts. The trial has been rescheduled to October 2007.

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

In the first quarter of 2006, co-defendant UTC entered into a settlement agreement with the plaintiffs. During the third quarter, we and co-defendant Johnson Electric entered into a settlement memorandum with the plaintiffs’ counsel outlining the terms of a global settlement, including establishing the requisite percentage of executed settlement agreements and releases that must be obtained from the plaintiffs for a final settlement to proceed. If final settlement proceeds, our portion of the settlement amount would be approximately $1 million. In the interim, the August 2006 trial date for the first case has been continued by the court. There is a potential that some plaintiffs may not accept the settlement agreement and could seek separate counsel to pursue their claims.

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

In April 2006, a former employee of ours filed a purported class action lawsuit in the U.S. District Court for the Eastern District of Michigan against us, members of our Board of Directors, members of our Employee Benefits Committee (the “EBC”) and certain members of our human resources personnel alleging violations of the Employment Retirement Income Security Act (ERISA) with

LEAR CORPORATION

respect to our retirement savings plans for salaried and hourly employees. In the second quarter of 2006, we were served with three additional purported class action ERISA lawsuits, each of which contained similar allegations against us, members of our Board of Directors, members of our EBC and certain members of our senior management and our human resources personnel. At the end of the second quarter, the court entered an order consolidating these four lawsuits. During the third quarter, plaintiffs filed their consolidated complaint, which alleges breaches of fiduciary duties substantially similar to those alleged in the four individually filed lawsuits. The consolidated complaint continues to name certain current and former members of the Board of Directors and the EBC and certain members of senior management and adds certain current and former members of the EBC. The consolidated complaint generally alleges that the defendants breached their fiduciary duties to plan participants in connection with the administration of our retirement savings plans for salaried and hourly employees. The fiduciary duty claims are largely based on allegations of breaches of the fiduciary duties of prudence and loyalty and of over-concentration of plan assets in our common stock. The plaintiffs purport to bring these claims on behalf of the plans and all persons who were participants in or beneficiaries of the plans from October 21, 2004, to the present and seek to recover losses allegedly suffered by the plans. The complaints do not specify the amount of damages sought. No determination has been made that a class action can be maintained, and there have been no decisions on the merits of the cases. We intend to vigorously defend the consolidated lawsuit.

Although we record reserves for legal, product warranty and environmental matters in accordance with SFAS No. 5, “Accounting for Contingencies,” the outcomes of these matters are inherently uncertain. Actual results may differ significantly from current estimates. See Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Certain Tax Matters

UT Automotive

Prior to our acquisition of UT Automotive from UTC in May of 1999, one of our subsidiaries purchased the stock of a UT Automotive subsidiary. In connection with the acquisition, we agreed to indemnify UTC for certain matters, including tax consequences if the Internal Revenue Service (the “IRS”) overturned UTC’s tax treatment of the transaction. On June 28, 2006, this matter was settled with the Appeals Office of the IRS. As a result of the IRS settlement in the second quarter of 2006, we were required to make an indemnity payment to UTC of $21million. The payment has been recorded as an adjustment to the original purchase price and allocated to goodwill in a manner consistent with the original purchase allocation. The amount allocated to the Interiors – Americas unit of approximately $3 million was immediately written off as this unit’s goodwill is fully impaired. On September 1, 2006, we entered into a Payment Agreement and Limited Release with UTC in order to settle our indemnity obligation related to this issue. In connection with this agreement, we made a payment to UTC in the amount of $21 million, including interest up to the date of the agreement.

Significant Accounting Policies and Critical Accounting Estimates

Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, they are subject to an inherent degree of uncertainty. As a result, actual results in these areas may differ significantly from our estimates. For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies and Critical Accounting Estimates,” and Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no significant changes in our significant accounting policies or critical accounting estimates during the first nine months of 2006.

Long-Lived Assets

We monitor our long-lived assets for impairment indicators on an ongoing basis in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In the first nine months of 2006, we evaluated the carrying values of the fixed assets of certain operating locations within our interior segment and recorded impairment charges of $9 million. We have certain other facilities within our interior segment that generated operating losses during the first nine months of 2006. Based on current automotive production volume estimates, management’s assessment of the overall commercial outlook, including the current status of customer negotiations and assumptions regarding raw material pricing, and other factors, we performed the fixed asset impairment analysis with respect to these facilities, which indicated that the carrying values of the fixed assets were not impaired on a held for use basis. However, we are pursuing strategic alternatives with respect to our North American interior business, which has experienced continuing operating losses. A further decline in this business’s operating results or its realignment or divestiture would likely result in additional impairment charges, which could be significant. We will continue to monitor the operating plans of this business for

LEAR CORPORATION

potential impairment. The net book value of our North American interior business’s fixed assets is $427 million as of September 30, 2006.

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

The FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” This statement requires that all servicing assets and liabilities be initially measured at fair value. The provisions of this statement are to be applied prospectively to all servicing transactions beginning after September 15, 2006.  The effects of adoption were not significant.

Fair Value Measurements

The FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of this statement are to generally be applied prospectively in fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this statement on our financial statements.

Pension and Other Postretirement Benefits

The FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement requires recognition of the funded status of a company’s defined benefit plans as an asset or liability on the balance sheet. Currently, under the provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” the asset or liability recorded on the balance sheet reflects the funded status of the plan, net of certain unrecognized items that qualified for delayed income statement recognition. Under the requirements of SFAS 158, these unrecognized items will be recorded in accumulated other comprehensive income (loss) when the recognition provisions of the statement are adopted. The recognition provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. We are currently evaluating the impact of SFAS No. 158 on our financial statements. Adoption of the recognition provisions of SFAS No. 158 is not expected to impact the our statement of operations for the year ended December 31, 2006, but will impact our consolidated balance sheet at December 31, 2006, through the recognition of the funded status of our defined benefit plans. We have not yet determined the impact on our consolidated balance sheet in 2006 as we have not yet completed the measurement of our defined benefit plan obligations. As of December 31, 2005, the funded status of our pension plans was $(314) million. The accrued benefit liability and intangible asset reflected on our balance sheet related to these plans were $(229) million and $49 million, respectively, as of December 31, 2005. As of December 31, 2005, the funded status of our other postretirement benefit plans was $(266) million. The accrued benefit liability reflected on our balance sheet related to these plans was $(181) million as of December 31, 2005.

This statement also requires the measurement of defined benefit plan asset and liabilities as of the annual balance sheet date. Currently, we measure our plan assets and liabilities using an early measurement date of September 30, as allowed by the original

LEAR CORPORATION

provisions of SFAS 87 and SFAS 88. The measurement date provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2008. We are currently evaluating the measurement date provisions of this statement, but do not expect the effects of adoption to be significant.

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

Financial Statement Reporting

The Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The interpretive guidance is effective for financial statements covering fiscal years ending after November 15, 2006. We do not expect the effects of adoption to be significant.

LEAR CORPORATION

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. The words “will,” “may,” “designed to,” “outlook,” “believes,” “should,” “anticipates,” “plans,” “expects,” “intends,” “estimates” and similar expressions identify these forward-looking statements. All statements contained or incorporated in this Report which address operating performance, events or developments that we expect or anticipate may occur in the future, including statements related to business opportunities, awarded sales contracts, sales backlog and on-going commercial arrangements or statements expressing views about future operating results, are forward-looking statements. Important factors, risks and uncertainties that may cause actual results to differ from those expressed in our forward-looking statements include, but are not limited to:

•	general economic conditions in the markets in which we operate, including changes in interest rates or currency exchange rates;

•	fluctuations in the production of vehicles for which we are a supplier;

•	labor disputes involving us or our significant customers or suppliers or that otherwise affect us;

•	our ability to achieve cost reductions that offset or exceed customer-mandated selling price reductions;

•	the outcome of customer productivity negotiations;

•	the impact and timing of program launch costs;

•	the costs and timing of facility closures, business realignment or similar actions;

•	increases in our warranty or product liability costs;

•	risks associated with conducting business in foreign countries;

•	competitive conditions impacting our key customers and suppliers;

•	raw material costs and availability;

•	our ability to mitigate the significant impact of recent increases in raw material, energy and commodity costs;

•	the outcome of legal or regulatory proceedings to which we are or may become a party;

•	unanticipated changes in cash flow, including our ability to align our vendor payment terms with those of our customers;

•	the finalization of our restructuring strategy;

•	the outcome of various strategic alternatives being evaluated with respect to our North American interior business; and

•	other risks described from time to time in our other SEC filings.

Our previously announced private placement of common stock to affiliates of and funds managed by Carl C. Icahn is subject to certain conditions. No assurances can be given that the offering will be consummated on the terms contemplated or at all.

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

(b)	Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

LEAR CORPORATION

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

Commercial Disputes

We are involved from time to time in legal proceedings and claims, including, without limitation, commercial or contractual disputes with our suppliers and competitors. These disputes vary in nature and are usually resolved by negotiations between the parties.

On January 29, 2002, Seton Company (“Seton”), one of our leather suppliers, filed a suit alleging that we had breached a purported agreement to purchase leather from Seton for seats for the life of the General Motors GMT 800 program. Seton filed the lawsuit in the U.S. District Court for the Eastern District of Michigan seeking compensatory and exemplary damages totaling approximately $97 million, plus interest, on breach of contract and promissory estoppel claims. In May 2005, this case proceeded to trial, and the jury returned a $30 million verdict against us. On September 27, 2005, the Court denied our post-trial motions challenging the judgment and granted Seton’s motion to award prejudgment interest in the amount of approximately $5 million. The full amount of the judgment and the prejudgment interest has been recorded in our condensed consolidated financial statements. On October 4, 2006, the Sixth Circuit Court of Appeals affirmed the judgment of the trial court. On October 18, 2006, we filed a Petition for Rehearing with the court. Interest on the judgment continues to be recorded in interest expense in our condensed consolidated financial statements.

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

After we filed our patent infringement action against JCI, affiliates of JCI sued one of our vendors and certain of the vendor’s employees in Ottawa County, Michigan Circuit Court on July 8, 2004, alleging misappropriation of trade secrets. The suit alleges that the defendants misappropriated and shared with us trade secrets involving JCI’s universal garage door opener product. JCI seeks to enjoin the defendants from selling or attempting to sell a competing product, as well as compensatory and exemplary damages in unspecified amounts. We are not a defendant in this lawsuit; however, the agreements between us and the defendants contain customary indemnification provisions. We do not believe that our garage door opener product benefited from any allegedly misappropriated trade secrets or technology. However, JCI has sought discovery of certain information which we believe is confidential and proprietary, and we have intervened in the case as a non-party for the limited purpose of protecting our rights with respect to JCI’s discovery efforts. The trial has been rescheduled to October 2007.

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

In the first quarter of 2006, co-defendant UTC entered into a settlement agreement with the plaintiffs. During the third quarter, we and co-defendant Johnson Electric entered into a settlement memorandum with the plaintiffs’ counsel outlining the terms of a global settlement, including establishing the requisite percentage of executed settlement agreements and releases that must be obtained from the plaintiffs for a final settlement to proceed. If final settlement proceeds, our portion of the settlement amount would be approximately $1 million. In the interim, the August 2006 trial date for the first case has been continued by the court. There is a potential that some plaintiffs may not accept the settlement agreement and could seek separate counsel to pursue their claims.

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

LEAR CORPORATION

Other Matters

In April 2006, a former employee of ours filed a purported class action lawsuit in the U.S. District Court for the Eastern District of Michigan against us, members of our Board of Directors, members of our Employee Benefits Committee (the “EBC”) and certain members of our human resources personnel alleging violations of the Employment Retirement Income Security Act (ERISA) with respect to our retirement savings plans for salaried and hourly employees. In the second quarter of 2006, we were served with three additional purported class action ERISA lawsuits, each of which contained similar allegations against us, members of our Board of Directors, members of our EBC and certain members of our senior management and our human resources personnel. At the end of the second quarter, the court entered an order consolidating these four lawsuits. During the third quarter, plaintiffs filed their consolidated complaint, which alleges breaches of fiduciary duties substantially similar to those alleged in the four individually filed lawsuits. The consolidated complaint continues to name certain current and former members of the Board of Directors and the EBC and certain members of senior management and adds certain current and former members of the EBC. The consolidated complaint generally alleges that the defendants breached their fiduciary duties to plan participants in connection with the administration of our retirement savings plans for salaried and hourly employees. The fiduciary duty claims are largely based on allegations of breaches of the fiduciary duties of prudence and loyalty and of over-concentration of plan assets in our common stock. The plaintiffs purport to bring these claims on behalf of the plans and all persons who were participants in or beneficiaries of the plans from October 21, 2004, to the present and seek to recover losses allegedly suffered by the plans. The complaints do not specify the amount of damages sought. No determination has been made that a class action can be maintained, and there have been no decisions on the merits of the cases. We intend to vigorously defend the consolidated lawsuit.

Prior to our acquisition of UT Automotive from UTC in May of 1999, one of our subsidiaries purchased the stock of a UT Automotive subsidiary. In connection with the acquisition, we agreed to indemnify UTC for certain matters, including tax consequences if the Internal Revenue Service (the “IRS”) overturned UTC’s tax treatment of the transaction. On June 28, 2006, this matter was settled with the Appeals Office of the IRS. As a result of the IRS settlement in the second quarter of 2006, we were required to make an indemnity payment to UTC of $21million. The payment has been recorded as an adjustment to the original purchase price and allocated to goodwill in a manner consistent with the original purchase allocation. The amount allocated to the Interiors – Americas unit of approximately $3 million was immediately written off as this unit’s goodwill is fully impaired. On September 1, 2006, we entered into a Payment Agreement and Limited Release with UTC in order to settle our indemnity obligation related to this issue. In connection with this agreement, we made a payment to UTC in the amount of $21 million, including interest up to the date of the agreement.

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

We are involved in certain other legal actions and claims arising in the ordinary course of business, including, without limitation, commercial disputes, intellectual property matters, personal injury claims, tax claims and employment matters. Although the outcome of any legal matter cannot be predicted with certainty, we do not believe that any of these other legal proceedings or matters in which we are currently involved, either individually or in the aggregate, will have a material adverse effect on our business, consolidated financial position, results of operations or cash flows. See Item 1A, “Risk Factors - We are involved from time to time in legal proceedings and commercial or contractual disputes, which could have an adverse impact on our profitability and consolidated financial position,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Matters,” in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 1A — RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. However, we updated certain information with respect to various risk factors and furnished such updated risk factors as Exhibit 99.2 to our Current Report on Form 8-K dated October 17, 2006, which is incorporated by reference as an Exhibit to this Report.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no shares repurchased under our common stock repurchase program during the quarter ended September 30, 2006. For information about this program, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capitalization — Common Stock Repurchase Program.”

LEAR CORPORATION

As we reported on our Current Report on Form 8-K filed on October 17, 2006, on that day, we entered into a Stock Purchase Agreement with certain affiliates of and funds managed by Carl C. Icahn (“Icahn”). Pursuant to that agreement, we agreed to issue and sell to such affiliates and funds 8,695,653 shares of our common stock at a price per share of $23.00, for an aggregate purchase price of approximately $200 million. The offering is being made in a private placement exempt from registration pursuant to Section 4(2) and Regulation D promulgated under the Securities Act of 1933 based upon, among other things, certain representations by the affiliates and funds as to their investment intent and their being financially sophisticated institutional investors and accredited investors. The offering is subject to receipt of applicable antitrust approvals and other conditions. The purchase agreement entered into in connection with the transaction provides Icahn with the right, subject to certain conditions, to a representative on Lear’s board of directors and contains certain other corporate governance terms and conditions with respect to Icahn’s ownership position. For further information, please refer to the Stock Purchase Agreement, which is incorporated by reference as an exhibit to this Report. No assurances can be given that the offering will be consummated on the terms contemplated or at all.

ITEM 6 — EXHIBITS

The exhibits listed on the “Index to Exhibits” on page 56 are filed with this Form 10-Q or incorporated by reference as set forth below.

LEAR CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION

Dated: November 7, 2006	By:	/s/ Robert E. Rossiter

Robert E. Rossiter
President and Chief Executive Officer

	By:	/s/ James H. Vandenberghe

James H. Vandenberghe
Vice Chairman and Chief Financial Officer

	By:	/s/ Matthew J. Simoncini

Matthew J. Simoncini
Senior Vice President, Finance and Chief Accounting Officer

LEAR CORPORATION

INDEX TO EXHIBITS

Exhibit Number	Exhibit

10.1

Sale and Purchase Agreement dated as of July 20, 2006, by and among Lear Corporation, Lear East European Operations S.a.r.l., Lear Holdings (Hungary) Kft, Lear Corporation GmbH, Lear Corporation Sweden AB, Lear Corporation Poland Sp.zo.o., International Automotive Components Group LLC, International Automotive Components Group SARL, International Automotive Components Group Limited, International Automotive Components Group GmbH and International Automotive Components Group AB (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 21, 2006).

10.2

Stock Purchase Agreement, dated as of October 17, 2006, among Lear Corporation, Icahn Partners LP, Icahn Partners Master Fund LP and Koala Holding LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 17, 2006).

* 31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

* 31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

* 32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk Factors of Lear Corporation (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on October 17, 2006).

*     Filed herewith.