Form 10-K
period 2006-12-31
LEAR CORP
filed 2007-02-27
CIK 842162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number: 1-11311

LEAR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-3386776
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21557 Telegraph Road, Southfield, MI	48033
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:
(248) 447-1500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange

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

As of June 30, 2006, the aggregate market value of the registrant’s Common Stock, par value $0.01 per share, held by non-affiliates of the registrant was $1,491,485,965. The closing price of the Common Stock on June 30, 2006, as reported on the New York Stock Exchange, was $22.21 per share.

As of February 16, 2007, the number of shares outstanding of the registrant’s Common Stock was 76,387,448 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LEAR CORPORATION AND SUBSIDIARIES

CROSS REFERENCE SHEET AND TABLE OF CONTENTS

		Page Number
		or Reference

PART I
ITEM 1.	Business	3
ITEM 1A.	Risk factors	15
ITEM 1B.	Unresolved staff comments	18
ITEM 2.	Properties	18
ITEM 3.	Legal proceedings	19
ITEM 4.	Submission of matters to a vote of security holders	23
SUPPLEMENTARY ITEM. Executive officers of the Company		24

PART II
ITEM 5.	Market for the Company’s common equity, related stockholder matters and issuer purchases of equity securities	26
ITEM 6.	Selected financial data	28
ITEM 7.	Management’s discussion and analysis of financial condition and results of operations	30
ITEM 7A.	Quantitative and qualitative disclosures about market risk (included in Item 7)
ITEM 8.	Consolidated financial statements and supplementary data	62
ITEM 9.	Changes in and disagreements with accountants on accounting and financial disclosure	123
ITEM 9A.	Controls and procedures	123
ITEM 9B.	Other information	123

PART III
ITEM 10.	Directors and executive officers of the Company	123
ITEM 11.	Executive compensation	126
ITEM 12.	Security ownership of certain beneficial owners and management and related stockholder matters	157
ITEM 13.	Certain relationships and related transactions, and director independence	161
ITEM 14.	Principal accountant fees and services	165

PART IV
ITEM 15.	Exhibits and financial statement schedule	166
Employment Agreement
Fifth Amendment to Long-Term Stock Incentive Plan
First Amendment to Outside Directors Compensation Plan
Second Amendment to Executive Supplemental Savings Plan
2007 Management Stock Purchase Plan (US)
2007 Management Stock Purchase Plan (Non-US)
2006 Restricted Stock Unit Terms & Conditions
2006 Stock Appreciation Rights Terms & Conditions
First Amendment to Pension Equalizatin Program
Form of Amended & Restated Indemnity Agreement
Computation of Net Income Per Share
Computation of Ratios of Earnings to Fixed Charges
List of Subsidiaries
Consent of Ernst & Young LLP
Rule 13A-14(A)/15D-14(A) Certification of Principal Executive Officer
Rule 13A-14(A)/15D-14(A) Certification of Principal Financial Officer
Section 906 Certification of Chief Executive Officer
Section 906 Certification of Chief Financial Officer

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

BUSINESS OF THE COMPANY

General

Our company was founded in 1917 as American Metal Products Corporation. Through a management-led buyout in 1988, Lear established itself as a private seat assembly operation for the North American automobile market with annual sales of approximately $900 million. We completed our initial public offering in 1994, at a time when customers increasingly were seeking suppliers that could provide complete automotive interior systems on a global basis. Between 1993 and 2000, there was significant consolidation in the automotive supplier industry, and during that time, we made 17 strategic acquisitions. These acquisitions assisted in transforming Lear from primarily a North American automotive seat assembly operation into a global tier 1 supplier of complete automotive interior systems, with capacity for full design, engineering, manufacture and delivery of the automotive interior.

Today, we have operations in 33 countries and rank #127 among the Fortune 500 list of publicly traded U.S. companies. We are a leading global automotive supplier with 2006 net sales of $17.8 billion. Our business is focused on providing complete seat and electrical distribution systems and select electronic products, and we supply every major automotive manufacturer in the world. In seat systems, we believe we hold a #2 position globally based on seat units sold, in a market we estimate at $45 to $50 billion. In electrical distribution systems, we believe we hold a #3 position in North America and a #4 position in Europe based on units sold, in a global market we estimate at $15 to $20 billion.

We have pursued a global strategy, aggressively expanding our operations in Europe, Central America, Africa and Asia. Since 2001, we have realized an 11% compound annual growth rate in net sales outside of North America, with 45% of our 2006 sales coming from outside of North America. Our Asian-related sales (on an aggregate basis, including both consolidated and unconsolidated sales) have grown from $800 million in 2002 to $2.6 billion in 2006. We expect additional Asian-related sales growth in 2007, led by expanding relationships with Hyundai, Nissan and Toyota.

In 2006, our sales were comprised of the following vehicle categories: 55% cars, including 22% mid-size, 16% compact, 13% luxury/sport and 4% full-size, and 45% light truck, including 26% sport utility and 19% pickup and other light truck. We have expertise in all platform segments of the automotive market and expect to continue to win new business in line with market trends. As an example, in North America, our revenues in the fast growing crossover segment, as a percentage of our total revenues, are in-line with the crossovers’ total share of the market.

Since early 2005, the North American automotive market has become increasingly challenging. Higher fuel prices have led to a shift in consumer preferences away from SUVs, and our North American customers have faced increasing competition from foreign competitors. In addition, higher commodity costs (principally, steel, copper, resins and other oil-based commodities) have caused margin pressure in the sector. In response, our North American customers have reduced production levels on several of our key platforms and have taken aggressive actions to reduce costs. As a result, we experienced a significant decrease in our operating earnings in 2005 in each of our product segments. Although production volumes remained lower in 2006 on many of our key platforms, production schedules were less volatile. Our seating business demonstrated improved operating performance in 2006.

The negative impact of the recent industry environment has been more pronounced in our interior business. This business, which includes instrument panels and cockpit systems, headliners and overhead systems, door panels, flooring and acoustic systems and interior trim, represented $3.2 billion of net sales in 2006. The interior segment is more capital intensive and sensitive to fluctuations in commodity prices, particularly resins. It is also characterized by overcapacity and a relatively fragmented supplier base. Further consolidation and restructuring is required to return this market segment to an appropriate profit level. When our major customers indicated an intent to focus on interior component purchases rather than total interior integration, we decided to exit this segment of the interior market and focus on the product lines for which we can provide more value. In October 2006, we completed the contribution of substantially all of our European interior business to International Automotive Components Group, LLC (“IAC Europe”), a joint venture with WL Ross & Co. LLC (“WL Ross”) and Franklin Mutual Advisers, LLC (“Franklin”), in exchange for a one-third equity interest in IAC Europe. In addition, on November 30, 2006, we entered into an Asset Purchase Agreement with International Automotive Components Group North America, Inc. and International Automotive Components Group North America, LLC (together, “IAC North America”), WL Ross and Franklin under which we agreed to transfer substantially all of the assets of our North American interior business segment (as well as our interests in two China joint ventures) and $25 million of cash to IAC North America. Under the terms of the agreement, we will receive a 25% equity interest in the IAC North America joint venture and warrants to purchase an additional 7% equity interest. We expect this transaction to close in the first quarter of 2007. We believe that with a strong presence in major markets, IAC Europe and IAC North America will be well positioned to participate in a consolidation of this market segment and become a strong global interior supplier.

Within our core product segments, seating and electronic and electrical, we believe we can provide more value for our customers and that there is significant opportunity for continued growth. We are pursuing a more product line focused strategy, investing in consumer driven products and selective vertical integration. In 2005, we initiated a comprehensive restructuring strategy to align capacity with our customers as they rationalize their operations and to more aggressively expand our low cost country manufacturing and purchasing initiatives to improve our overall cost structure. We believe our commitment to customer service and quality will result in a global leadership position in each of our core product segments. We are targeting 5% annual growth in global sales, while growing our annual sales in Asia and with Asian customers by 25%. We believe these recent business improvements and initiatives, coupled with our strong platform for growth in our core seating and electronic and electrical businesses, will drive our profit margins back to historical levels.

In 2006, we increased our financial flexibility by completing a new primary credit facility and refinancing our near-term debt maturities. As a result of these financing transactions, we have no significant debt maturities until 2010.

Merger Agreement

On February 9, 2007, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AREP Car Holdings Corp., a Delaware corporation (“Parent”), and AREP Car Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Under the terms of the Merger Agreement, Merger Sub would be merged with and into Lear, and as a result, Lear would continue as the surviving corporation and a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of Carl C. Icahn.

Pursuant to the Merger Agreement, as of the effective time of the merger, each issued and outstanding share of common stock of Lear, other than shares (i) owned by Parent, Merger Sub or any subsidiary of Parent and (ii) owned by any shareholders who are entitled to and who properly exercise appraisal rights under Delaware law, will be canceled and automatically converted into the right to receive $36.00 in cash, without interest.

The Merger Agreement contains provisions pursuant to which we may solicit alternative acquisition proposals for forty-five days after the date of the Merger Agreement (the “Solicitation Period”) and receive unsolicited proposals thereafter. We may terminate the Merger Agreement under certain circumstances, including if our board of directors determines in good faith that it has received a Superior Proposal (as defined in the Merger Agreement) and otherwise complies with certain terms of the Merger Agreement. In connection with such termination, and in certain other limited circumstances, we would be required to pay a fee of $85 million to Parent plus up to $15 million of Parent’s out-of-pocket expenses (including fees and expenses of financing sources, counsel, accountants, investment bankers, experts and consultants) relating to the Merger Agreement. If such termination is to accept a Superior Proposal prior to the end of the Solicitation Period, we would be required to pay a fee of $74 million to Parent plus up to $6 million of Parent’s out-of-pocket expenses.

Parent has obtained debt financing commitments for the transaction contemplated by the Merger Agreement. Consummation of the merger is not subject to a financing condition, but is subject to other conditions, including receipt of the affirmative vote of the holders of a majority of the outstanding shares of Lear, antitrust approvals and other customary closing conditions.

In connection with the execution of the Merger Agreement, we entered into a voting agreement with Icahn Partners LP, Icahn Partners Master Fund LP, Koala Holding LLC and High River Limited Partnership. In the aggregate, such holders beneficially own approximately 15% of Lear’s outstanding common stock. Pursuant to the voting agreement, such holders agreed to vote in favor of the merger and, subject to certain exceptions, not to dispose of any shares of common stock prior to consummation of the merger. Such holders have also agreed to vote in favor of a Superior Proposal under certain circumstances. In addition, American Real Estate Partners, L.P. has provided a limited guaranty in favor of Lear with respect to the performance by Parent and Merger Sub of certain payment obligations under the Merger Agreement.

For further information regarding the Merger Agreement, please refer to the Merger Agreement and certain related documents which are incorporated by reference as exhibits to this Report.

Strategy

Our principal objective is to strengthen and expand our position as a leading automotive supplier to the global automotive industry by focusing on the needs of our customers. We believe that the criteria for selection of automotive suppliers are not only cost, quality, delivery and service, but also, increasingly, worldwide presence and the ability to work collaboratively to reduce cost throughout the entire system, increase functionality and bring new consumer driven products to market.

Specific elements of our strategy include:

•	Leverage Core Product Lines. In response to the recent industry trend away from total interior integration, we are taking a more product-focused approach to managing our business. We have taken steps to exit the more commodity-like components segment of the interior business and focus on the seating and electronic and electrical segments where we can provide greater value to our customers. The opportunity to strengthen our global leadership position in these segments exists as we develop new products, continue to expand our relationships with global automakers and grow with our customers as they enter new markets globally. In addition, we see an opportunity to offer increased value to our customers and improve our product line profitability through selective vertical integration. In our seating segment, we are focused on increasing our capabilities in structural components and selected trim and foam products. In our electronic and electrical segment, we believe that building upon our junction box and terminals and connectors capabilities will allow us to provide electrical distribution systems at a lower cost.

•	Invest in New Technology. Automotive manufacturers view the vehicle interior as a major selling point and are increasingly responding to the consumer demands for more interior features. Our Core Dimension Strategy focuses our research and development efforts on innovative product solutions for the seven attributes our research indicates that consumers most value: safety, comfort and convenience, environmental, craftsmanship, commonization, infotainment and flexibility. Within seating, we provide industry-leading safety features such as ProTectm PLuS, our second generation of self-aligning head restraints that significantly reduce whiplash injuries, and we offer numerous flexible seating configurations that meet a wide range of customer requirements. Within our electronic and electrical segment, our proprietary electrical distribution and Radio Frequency (RF) technology provides several opportunities to provide value. We participate in the wireless control systems market with products such as our Car2UTM two-way keyless fobs that embed features such as remote-controlled engine start, door locks, climate controls, vehicle status and location. We also offer the Intellitire® Tire Pressure Monitoring System, an industry leading safety feature, and infotainment features such as integrated family entertainment systems. To further these efforts, we maintain five advanced technology centers and several customer-focused product engineering centers where we design, develop and test new products and analyze consumer responses to automotive interior styling and innovations.

•	Enhance Strong Customer Relationships. We believe that the long-standing and strong relationships we have built with our customers allow us to act as partners in identifying business opportunities and anticipating the needs of our customers in the early stages of vehicle design. Quality continues to be a differentiating factor in the eyes of the consumer and a competitive cost factor for our customers. We are dedicated to providing superior customer service and maintaining an excellent reputation for providing world-class quality at competitive prices. According to the 2006 J.D. Power and Associates Seat Quality Reporttm, we have ranked as the highest-quality major seat manufacturer in the United States for the last six years. In recognition of our efforts, our facilities continue to receive awards from our customers. Recently, Toyota honored us for Superior Supplier Diversity and Excellence in Quality for 2006, and GM awarded us the “Best-In Class” Launch Execution award for the GMT900 program. We intend to maintain and improve the quality of our products and services through our ongoing “Quality First” initiatives.

•	Maintain Operational Excellence. To withstand fluctuations in industry demand, we continue to be proactive by maintaining an intense focus on the efficiency of our manufacturing operations and identifying opportunities to reduce our cost structure. We manage our cost structure, in part, through ongoing continuous improvement and productivity initiatives throughout the organization, as well as initiatives to promote and enhance the sharing of technology, engineering, purchasing and capital investments across customer platforms. Our current initiatives include:

•	Restructuring Program: We initiated a $250 million restructuring program in 2005 intended to (1) better align our manufacturing capacity with the changing needs of our customers, (2) eliminate excess capacity and lower our operating costs and (3) streamline our organization structure and reposition our business for improved long- term profitability. Since undertaking the restructuring program, we have initiated the closure of 14 manufacturing facilities and six administrative/engineering facilities, with a cumulative headcount reduction of approximately 6,000 employees. In light of the continuation of challenging industry conditions, we have recently expanded the restructuring program to include additional facility actions and census reductions. We expect the full cost of the restructuring program to be $300 million through 2007.

•	Common Architecture: We are taking actions to leverage our scale and expertise to develop common product architecture. Common architecture allows us to leverage our design, engineering and development costs and deliver an enhanced end product with improved quality and craftsmanship.

•	Low-Cost Country Footprint: Our low-cost country strategy is designed to increase our global competitiveness from both a manufacturing and sourcing standpoint. We currently support our global operations through more than 80 manufacturing and engineering facilities located in 20 low-cost countries. We plan to continue to aggressively pursue this strategy by establishing expanded vertical integration capabilities in Mexico, Central America, Eastern Europe, Africa and Asia and leveraging our low-cost engineering capabilities with engineering centers in China, India and the Philippines. Excluding our interior business, approximately 30% of our components currently come from low-cost countries, and our target is to increase this percentage to 45% by 2010.

•	Expand in Asia and with Asian Automotive Manufacturers Worldwide. We believe that it is important to have a manufacturing footprint that aligns with our customers’ global presence. The Asian markets present significant growth opportunities, as all major global automotive manufacturers are expanding production in this region to meet increasing demand. We believe we are well-positioned to take advantage of China’s emerging growth as we have an extensive network of high-quality manufacturing facilities across China providing seating and electronic and electrical products to a variety of global customers for local production. We also have operations in Korea, India, Thailand and the Philippines, where we also see opportunities for significant growth. This growth has been accomplished, in part, through a series of joint ventures with our customers and/or local suppliers. We currently have 16 joint ventures throughout Asia. Additionally, we plan to continue to support the Asian automotive manufacturers as they invest and expand beyond Asia, into North America and Europe. We have recently increased our Asian related business in the United States through seating and electrical business with Hyundai and seating and flooring business with Nissan. We have also entered into strategic alliances to support future programs with both Nissan and Hyundai globally. We intend to continue pursuing joint ventures and other alliances in order to expand our geographic and customer diversity.

Products

We currently conduct our business in two core product operating segments: seating and electronic and electrical. The seating segment includes seat systems and the components thereof. The electronic and electrical segment includes electronic products and electrical distribution systems, primarily wire harnesses and junction boxes; interior control and entertainment systems; and wireless systems. In the second half of 2006, we entered into two transactions to transfer substantially all of the assets of our European and North American interior business to separate joint ventures. The interior segment, a third product operating segment in which we historically operated, includes instrument panels and cockpit systems, headliners and overhead systems, door panels, flooring and acoustic systems and other interior products. Net sales by product segment as a percentage of total net sales is shown below:

For the Year Ended December 31,	2006	2005	2004

Seating	65%	65%	67%
Electronic and electrical	17	17	16
Interior	18	18	17

For further information related to our reportable operating segments, see Note 13, “Segment Reporting,” to the consolidated financial statements included in this Report.

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

As a result of our strong product design and product technology, we are a leader in designing seats with enhanced safety and convenience features. For example, our ProTectm PLuS Self-Aligning Head Restraint is an advancement in seat passive safety features. By integrating the head restraint with the lumbar support, the occupant’s head is provided support earlier and for a longer period of time in a rear-impact collision, potentially reducing the risk of injury. We also supply a patented integrated restraint seat system that uses an ultra high-strength steel tower and a split-frame design to improve occupant comfort and convenience, as well as a high-performance climate system for seat cooling and moisture removal. To address the increasing focus on craftsmanship, we have developed concave seat contours that eliminate wrinkles and provide improved styling. We are also satisfying the growing customer demand for reconfigurable seats with our thin profile rear seat and our stadium slide seat system. For example, General Motors full-size sport utility vehicles and full-size pickups, as well as the Ford Freestyle, Cadillac SRX, and Dodge Durango, use our reconfigurable seating technology, and General Motors full-size sport utility vehicles, as well as the Ford Explorer and Dodge Durango, use our thin profile seating technology for their third row seats.

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

Our electronic and electrical products can be grouped into three categories:

•	Electrical Distribution Systems. Wire harness assemblies are a collection of terminals, connectors and wires that connect all of the various electronic/electrical devices in the vehicle to each other and/or to a power source. Terminals and connectors are components of wire harnesses and other electronic/electrical devices that connect wire harnesses and electronic/electrical devices. Fuse boxes are centrally located boxes in the vehicle that contain fuses and/or relays for circuit and device protection, as well as power distribution. Junction boxes serve as a connection point for multiple wire harnesses. They may also contain fuses and relays for circuit and device protection. Smart junction boxes are junction boxes with integrated electronic functions, which eliminate interconnections and increase overall system reliability. Certain vehicles may have two or three smart junction boxes linked as a multiplexed buss line.

•	Interior Control and Entertainment Systems. The instrument panel center console module provides a control panel for the entertainment system, accessory switch functions, heating, ventilation and air conditioning. The integrated seat adjuster module combines seat adjustment, power lumbar support, memory function and seat heating into one package. The integrated door module consolidates the controls for window lift, door lock, power mirror and seat heating and ventilation. Our Mechatronictm lighting control module integrates electronic control logic and diagnostics with the headlamp switch. Entertainment products include sound systems, television modules and the floor-, seat- or center console-mounted MediaConsole with a flip-up screen that provides DVD and video game viewing for back-seat passengers.

•	Wireless systems. Wireless products send and receive signals using radio frequency technology. Our wireless systems include passive entry systems, dual range/dual function remote keyless entry systems and tire pressure monitoring systems. Passive entry systems allow the vehicle operator to unlock the door without using a key or physically activating a remote keyless fob. Dual range/dual function remote keyless entry systems allow a single transmitter to perform multiple functions. For example, our Car2Utm remote keyless entry system can control and display the status of the vehicle, such as starting the engine, locking and unlocking the doors, opening the trunk and setting the cabin temperature. In addition, dual range/dual function remote keyless entry systems combine remote keyless operations with vehicle immobilizer capability. Our tire pressure monitoring system, known as the Lear Intellitire® Tire Pressure Monitoring System, alerts drivers when a tire has low pressure. We have received production awards for Intellitire® from Ford for many of their North American vehicles and from Hyundai for several models beginning in 2005. Automotive manufacturers are required to have tire pressure monitoring systems on a portion of new vehicles sold in the United States beginning with model year 2006 and on all new vehicles sold in the United States by model year 2008.

•	Interior. The interior segment consists of the manufacture, assembly and supply of interior systems and components. Interior products are designed to provide a harmonious and comfortable interior for vehicle occupants, as well as a variety of functional and safety features. Set forth below is a description of our principal interior products:

•	Instrument Panels and Cockpit Systems. The instrument panel is a complex system of coverings and foam, as well as plastic and metal sub-structure designed to house various components and to act as a safety device for the vehicle occupant. The cockpit system consists of, among other things, the instrument panel trim/pad, structural subsystem, electrical distribution system, climate control, driver control pedals, steering controls and driver and passenger safety systems. Specific components of the cockpit system include the instrument cluster/gauges, cross car structure, electronic and electrical components, wire harness, audio system, heating, ventilation and air conditioning module, air distribution ducts, air vents, steering column and wheel and glove compartment assemblies. Airbag technologies also continue to be an important component of cockpit systems. As a result of our research and development efforts, we have introduced cost-effective, integrated, seamless airbag covers, which provide greater styling flexibility for the automotive manufacturer. We believe that future trends in instrument panels and cockpit systems will focus on safety-related features. We have also developed Spray PURtm, a seamless polyurethane coating for instrument panels, which eliminates visual seams. This process is currently being used on several vehicle models, including the Cadillac DTS and Buick Lucerne.

•	Headliners and Overhead Systems. Overhead systems consist of a headliner, lighting, visors, consoles, wiring and electronics, as well as all other products located in the interior of the vehicle roof. Headliners consist of a substrate, as well as a finished interior layer made of a variety of fabrics and materials. While headliners are an important contributor to interior aesthetics, they also provide insulation from road noise and can serve as carriers for a variety of other components, such as visors, overhead consoles, grab handles, coat hooks, electrical wiring, speakers, lighting and other electronic and electrical products. As the amount of electronic and electrical content available in vehicles has increased, headliners have emerged as an important carrier of technology since electronic features ranging from garage door openers to lighting systems are often optimally situated in the headliner. In addition, headliners provide an important safety function by mitigating the effects of head impact. We have developed a system that molds the protective foam directly onto the back of the headliner. This system is being used on several vehicle models that were launched in 2006.

•	Door Panels. Door panels consist of several component parts, which are attached to a substrate by various methods. Specific components include vinyl or cloth-covered appliqués, armrests, radio speaker grilles, map pocket compartments, carpet and sound-reducing insulation. In addition, door systems often incorporate electronic products and electrical distribution systems, including lock and latch, window glass, window regulators and audio systems, as well as wire harnesses for the control of power seats, windows, mirrors and door locks. We have recently introduced a two-shot molding process that allows a door panel with multiple materials to be produced in a single injection molding machine. This technology, which results in improved craftsmanship and lower costs, is being used on several vehicle models that were launched in 2006.

•	Flooring and Acoustic Systems. We have an extensive and comprehensive portfolio of SonoTec® acoustic products, including flooring systems and dash insulators. These acoustic products provide noise, vibration and harshness resistance. Carpet flooring systems generally consist of tufted or non-woven carpet with a thermoplastic backcoating, which when heated, allows the carpet to be fitted precisely to the interior or trunk compartment of the vehicle. Non-carpeted flooring systems, used primarily in commercial and fleet vehicles, offer improved wear and maintenance characteristics. The dash insulator, mounted onto the firewall, separates the passenger compartment from the engine compartment and is the primary component for preventing engine noise from entering the passenger compartment.

On October 16, 2006, we completed the contribution of substantially all of our European interior business to IAC Europe, our joint venture with WL Ross and Franklin, in exchange for a one-third equity interest in IAC Europe. In connection with the transaction, we entered into various ancillary agreements providing us with customary minority shareholder rights and registration rights with respect to our equity interest in IAC Europe. Our European interior business included substantially all of our interior components business in Europe (other than Italy and one facility in France), consisting of nine manufacturing facilities in five countries supplying door panels, overhead systems, instrument panels, cockpits and interior trim to various original equipment manufacturers. IAC Europe also owns the European interior business formerly held by Collins & Aikman Corporation. In connection with the transaction, we recognized a pretax loss of approximately $29 million in the third quarter of 2006. For pro forma unaudited condensed consolidated financial statements which take into account the effect of this transaction, among other things, please see our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on December 8, 2006.

On November 30, 2006, we entered into an Asset Purchase Agreement with IAC North America, WL Ross and Franklin under which we agreed to transfer substantially all of the assets of our North American interior business segment (as well as our interests in two China joint ventures) and $25 million of cash to IAC North America. Under the terms of the agreement, we will receive a 25% equity interest in the IAC North America joint venture and warrants to purchase an additional 7% equity interest. WL Ross and Franklin will make aggregate cash contributions of $75 million to the joint venture in exchange for the remaining equity and extend a $50 million term loan to IAC North America. IAC North America will assume the ordinary course liabilities of our North American interior business and we will retain certain pre-closing liabilities, including pension and post-retirement healthcare liabilities incurred through the closing date of the transaction. After closing, we will account for our investment in IAC North America under the equity method of accounting. In the event that IAC North America does not meet certain financial targets in 2007, we will fund up to an additional $40 million, and WL Ross and Franklin will contribute up to an additional $45 million. In connection with the transaction, we have entered into various ancillary agreements providing for customary minority shareholder rights and registration rights with respect to our equity interest in the joint venture.

The closing of the transaction for our North American interior business is subject to various conditions, including the receipt of required third-party consents, as well as other closing conditions customary for transactions of this type. In connection with the transaction, we recognized a pretax loss of approximately $607 million in the fourth quarter of 2006. We expect the transaction to close in the first quarter of 2007, and certain additional losses will be recognized at that time. No assurances can be given that the IAC North America transaction will be consummated on the terms contemplated or at all. For pro forma unaudited condensed consolidated financial statements which take into account the effect of this transaction, among other things, please see our Current Report on Form 8-K filed with the SEC on December 8, 2006.

Manufacturing

A description of the manufacturing processes for each of our two core operating segments, as well as our interior segment, is set forth below.

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

Customers

We serve the worldwide automotive and light truck market, which produced over 65 million vehicles in 2006. We have automotive interior content on over 300 vehicle nameplates worldwide, and our major automotive manufacturing customers (including customers of our non-consolidated joint ventures) currently include:

• BMW	• DaimlerChrysler	• Dongfeng	• Fiat
• First Autoworks	• Ford	• GAZ	• General Motors
• Honda	• Hyundai	• Isuzu	• Mahindra & Mahindra
• Mazda	• Mitsubishi	• Porsche	• PSA
• Renault	• Nissan	• Subaru	• Suzuki
• Toyota	• Volkswagen

During the year ended December 31, 2006, General Motors and Ford, two of the largest automotive and light truck manufacturers in the world, together accounted for approximately 47% of our net sales, excluding net sales to Saab, Volvo, Jaguar and Land Rover, which are affiliates of General Motors or Ford. Inclusive of their respective affiliates, General Motors and Ford accounted for approximately 32% and 23%, respectively, of our net sales in 2006. In addition, DaimlerChrysler accounted for approximately 10% of our net sales in 2006. For further information related to our customers and domestic and foreign sales and operations, see Note 13, “Segment Reporting,” to the consolidated financial statements included in this Report.

We receive blanket purchase orders from our customers. These purchase orders generally provide for the supply of a customer’s annual requirements for a particular vehicle model, rather than for the purchase of a specified quantity of products. Although purchase orders may be terminated at any time by our customers, such terminations have been minimal and have not had a material impact on our operating results. Our primary risks are that an automotive manufacturer will produce fewer units of a vehicle model than anticipated or that an automotive manufacturer will not award us a replacement program following the life of a vehicle model. In order to reduce our reliance on any one vehicle model, we produce automotive interior systems and components for a broad cross-section of both new and established models. However, larger passenger cars and light trucks typically have more interior content and therefore, tend to have a more significant impact on our operating performance. Our net sales for the year ended December 31, 2006, were comprised of the following vehicle categories: 55% cars, including 22% mid-size, 16% compact, 13% luxury/sport and 4% full-size, and 45% light truck, including 26% sport utility and 19% pickup and other light truck.

Our agreements with our major customers generally provide for an annual productivity cost reduction. Historically, cost reductions through product design changes, increased productivity and similar programs with our suppliers have generally offset these customer-imposed productivity cost reduction requirements. However, in the latter part of 2004 and in 2005, unprecedented increases in certain raw material and commodity costs (principally steel, resins and other oil-based commodities), as well as increases in energy costs had a material adverse impact on our operating results. Raw material, energy and commodity costs have remained high and continued to have an adverse impact on our operating results throughout 2006. While we have been able to offset a portion of the adverse impact through aggressive cost reduction actions, relatively high raw material, energy and commodity costs are expected to continue, and no assurances can be given that we will be able to achieve such customer cost reduction targets in the future.

Technology

We have the ability to integrate the engineering, research, design, development and validation testing of all automotive interior systems. Advanced technology development is conducted at our five advanced technology centers and at our product engineering centers worldwide. At these centers, we engineer our products to comply with applicable safety standards, meet quality and durability standards, respond to environmental conditions and conform to customer and consumer requirements. Our global innovation and technology center located in Southfield, Michigan, develops and integrates new concepts and is our central location for consumer research, benchmarking, craftsmanship and industrial design activity.

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

We continue to develop new products and technologies, including solid state smart junction boxes and new radio-frequency products like our Car2Utm Home Automation System. We have created certain brand identities, which identify products for our customers. The ProTectm brand products are optimized for interior safety; the SonoTec® brand products are optimized for interior acoustics; and the EnviroTectm brand products are environmentally friendly.

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

We have dedicated, and will continue to dedicate, resources to research and development. Research and development costs incurred in connection with the development of new products and manufacturing methods, to the extent not recoverable from our customers, are charged to selling, general and administrative expenses as incurred. These costs amounted to approximately $170 million, $174 million and $198 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Joint Ventures and Minority Interests

We form joint ventures in order to gain entry into new markets, facilitate the exchange of technical information, expand our product offerings and broaden our customer base. In particular, we believe that certain joint ventures have provided us, and will continue to provide us, with the opportunity to expand our business relationships with Asian automotive manufacturers. In 2006, our joint ventures continued to be awarded new business with Asian automotive manufacturers both in Asia (including seating business with Chang’an Ford, Beijing Hyundai Motor Co. and BMW Brilliance Automotive Co. in China, seating business with General Motors/Daewoo in Korea and seating business with Nissan in China, India and Thailand) and elsewhere (including seating and flooring business with Nissan in the United States and flooring and interior trim business with Toyota in the United States). In addition, we have a joint venture that produces flooring and carpet products for Honda in the United States.

We recently entered into agreements to transfer the assets of our European and North American interior businesses to separate joint ventures. On October 16, 2006, we completed the contribution of substantially all of our European interior business to IAC Europe, our joint venture with WL Ross and Franklin, in exchange for a one-third equity interest in IAC Europe. Our European interior business included substantially all of our interior components business in Europe (other than Italy and one facility in France), consisting of nine manufacturing facilities in five countries supplying door panels, overhead systems, instrument panels, cockpits and interior trim to various original equipment manufacturers. In addition, on November 30, 2006, we entered into an Asset Purchase Agreement with IAC North America, WL Ross and Franklin under which we agreed to transfer substantially all of the assets of our North American interior business segment (as well as our interests in two China joint ventures) and $25 million of cash to IAC North America. The closing of the transaction for our North American interior business is subject to various conditions, including the receipt of required third-party consents and other closing conditions customary for transactions of this type. We expect the transaction to close in the first quarter of 2007, although no assurances can be given that the IAC North America transaction will be consummated on the terms contemplated or at all.

We currently have thirty-three strategic joint ventures located in sixteen countries. Of these joint ventures, eighteen are consolidated and fifteen are accounted for using the equity method of accounting; sixteen operate in Asia, thirteen operate in North America (including eight that are dedicated to serving Asian automotive manufacturers) and four operate in Europe and Africa. Net sales of our consolidated joint ventures accounted for less than 5% of our consolidated net sales for the year ended December 31, 2006. As of December 31, 2006, our investments in non-consolidated joint ventures totaled $141 million and support nineteen customers. For further information related to our joint ventures, see Note 6, “Investments in Affiliates and Other Related Party Transactions,” to the consolidated financial statements included in this Report.

Competition

Within each of our operating segments, we compete with a variety of independent suppliers and automotive manufacturer in-house operations, primarily on the basis of cost, quality, technology, delivery and service. A summary of our primary independent competitors is set forth below.

•	Seating. We are one of two primary independent suppliers in the outsourced North American seat systems market. Our primary independent competitor in this market is Johnson Controls. Magna International Inc. and Faurecia also have a presence in this market. Our major independent competitors are Johnson Controls and Faurecia in Europe and Johnson Controls, TS Tech Co., Ltd. and Toyota Boshoku in Asia.

•	Electronic and Electrical. We are one of the leading independent suppliers of automotive electrical distribution systems in North America and Europe. Our major competitors include Delphi, Yazaki, Sumitomo, Leoni, AFL Automotive and Valeo. The automotive electronic products industry remains highly fragmented. Participants in this segment include Alps, Bosch, Cherry, Delphi, Denso, Kostal, Methode, Niles, Omron, Siemens VDO, TRW, Tokai Rika, Valeo, Visteon and others.

•	Interior. Our primary independent competitors in the flooring and acoustic systems market are Collins & Aikman and Rieter Automotive. Our major independent competitors in the remaining interior markets include Johnson Controls, Magna, Faurecia, Collins & Aikman, Visteon, Delphi and a large number of smaller operations.

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

Employees

As of December 31, 2006, Lear employed approximately 104,000 people worldwide, including approximately 26,000 people in the United States and Canada, approximately 34,000 in Mexico and Central America, approximately 30,000 in Europe and approximately 14,000 in other regions of the world. A substantial number of our employees are members of unions. We have collective bargaining agreements with several unions, including: the United Auto Workers; the Canadian Auto Workers; UNITE; the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America; and the International Association of Machinists and Aerospace Workers. Virtually all of our unionized facilities in the United States and Canada have a separate agreement with the union that represents the workers at such facilities, with each such agreement having an expiration date that is independent of other collective bargaining agreements. The majority of our European and Mexican employees are members of industrial trade union organizations and confederations within their respective countries. Many of these organizations and confederations operate under national contracts, which are not specific to any one employer. We have occasionally experienced labor disputes at our plants. We have been able to resolve all such labor disputes and believe our relations with our employees are generally good.

See Item 1A, “Risk Factors — A significant labor dispute involving us or one or more of our customers or suppliers or that could otherwise affect our operations could reduce our sales and harm our profitability,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements.”

Available Information on our Website

Our website address is http://www.lear.com. We make available on our website, free of charge, the periodic reports that we file with or furnish to the SEC, as well as all amendments to these reports, as soon as reasonably practicable after such reports are filed with or furnished to the SEC. We also make available on our website, or in printed form upon request, free of charge, our Corporate Governance Guidelines, Code of Business Conduct and Ethics (which includes specific provisions for our executive officers), charters for the committees of our Board of Directors and other information related to the Company.

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

Demand for our products is directly related to the automotive vehicle production of our major customers. Automotive sales and production can be affected by general economic or industry conditions, labor relations issues, regulatory requirements, trade agreements and other factors. Automotive industry conditions in North America and Europe continue to be challenging. In North America, the industry is characterized by significant overcapacity, fierce competition and significant pension and healthcare liabilities for the domestic automakers. In Europe, the market structure is more fragmented with significant overcapacity, and several of our key platforms have experienced production declines.

General Motors and Ford, our two largest customers, together accounted for approximately 47% of our net sales in 2006, excluding net sales to Saab, Volvo, Jaguar and Land Rover, which are affiliates of General Motors and Ford. Inclusive of their respective affiliates, General Motors and Ford accounted for approximately 32% and 23%, respectively, of our net sales in 2006. Automotive production by General Motors and Ford declined between 2000 and 2006. North American production also declined in 2006 for DaimlerChrysler. The automotive operations of General Motors, Ford and DaimlerChrysler have recently experienced significant operating losses, and these automakers are continuing to restructure their North American operations, which could have a material adverse impact on our future operating results. While we have been aggressively seeking to expand our business in the Asian market and with Asian automotive manufacturers worldwide to offset these declines, no assurances can be given as to how successful we will be in doing so. As a result, any decline in the automotive production levels of our major customers, particularly with respect to models for which we are a significant supplier, could materially reduce our sales and harm our profitability, thereby making it more difficult for us to make payments under our indebtedness or resulting in a decline in the value of our common stock.

•	The financial distress of our major customers and within the supply base could significantly affect our operating performance.

During 2006, General Motors, Ford and Daimler Chrysler continued to lower production levels on several of our key platforms, particularly light truck platforms, in an effort to reduce inventory levels. In addition, these customers have experienced declining market shares in North America and are continuing to restructure their North American operations in an effort to improve profitability. The domestic automotive manufacturers are also burdened with substantial structural costs, such as pension and healthcare costs, that have impacted their profitability and labor relations. Several other global automotive manufacturers are also experiencing operating and profitability issues as well as labor concerns. In this environment, it is difficult to forecast future customer production schedules, the potential for labor disputes or the success or sustainability of any strategies undertaken by any of our major customers in response to the current industry environment. This environment may also put additional pricing pressure on their suppliers, like us, to reduce the cost of our products, which would reduce our margins. In addition, cuts in production schedules are also sometimes announced by our customers with little advance notice, making it difficult for us to respond with corresponding cost reductions. Our supply base has also been adversely affected by industry conditions. Lower production levels for our key customers and increases in certain raw material, commodity and energy costs have resulted in severe financial distress among many companies within the automotive supply base. Several large suppliers have filed for bankruptcy protection or ceased operations. Unfavorable industry conditions have also resulted in financial distress within our supply base and an increase in commercial disputes and the risk of supply disruption. In addition, the adverse industry environment has required us to provide financial support to distressed suppliers or take other measures to ensure uninterrupted production. While we have taken certain actions to mitigate these factors, we have offset only a portion of their overall impact on our operating results. The continuation or worsening of these industry conditions would adversely affect our profitability, operating results and cash flow.

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

As a result of our global presence, a significant portion of our revenues and expenses are denominated in currencies other than U.S. dollars. In addition, we have manufacturing and distribution facilities in many foreign countries, including countries in Europe, Central and South America and Asia. International operations are subject to certain risks inherent in doing business abroad, including:

•	exposure to local economic conditions;

•	expropriation and nationalization;

•	foreign exchange rate fluctuations and currency controls;

•	withholding and other taxes on remittances and other payments by subsidiaries;

•	investment restrictions or requirements;

•	export and import restrictions; and

•	increases in working capital requirements related to long supply chains.

Expanding our business in Asian markets and our business relationships with Asian automotive manufacturers worldwide are important elements of our strategy. In addition, our strategy includes increasing our European market share and expanding our manufacturing operations in lower-cost regions. As a result, our exposure to the risks described above may be greater in the future. The likelihood of such occurrences and their potential effect on us vary from country to country and are unpredictable. However, any such occurrences could be harmful to our business and our profitability, thereby making it more difficult for us to make payments under our indebtedness or resulting in a decline in the value of our common stock.

•	High raw material costs may continue to have a significant adverse impact on our profitability.

Increases in costs of certain raw materials, principally steel, resins, copper and certain chemicals, as well as higher energy costs, had a significant adverse impact on our operating results in 2006. While we have developed and implemented strategies to mitigate or partially offset the impact of higher raw material, energy and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers, offset only a portion of the adverse impact. In addition, no assurances can be given that the magnitude and duration of these cost increases or any future cost increases will not have a larger adverse impact on our profitability and consolidated financial position than currently anticipated.

•	A significant labor dispute involving us or one or more of our customers or suppliers or that could otherwise affect our operations could reduce our sales and harm our profitability.

Most of our employees and a substantial number of the employees of our largest customers and suppliers are members of industrial trade unions and are employed under the terms of collective bargaining agreements. Virtually all of our unionized facilities in the United States and Canada have a separate agreement with the union that represents the workers at such facilities, with each such agreement having an expiration date that is independent of other collective bargaining agreements. We have collective bargaining agreements covering approximately 81,500 employees globally. Within the United States and Canada, contracts covering approximately 20% of the unionized workforce are scheduled to expire during 2007. In addition, the collective bargaining agreements for our three largest customers in the United States expire in 2007. A labor dispute involving us or any of our customers or suppliers or that could otherwise affect our operations could reduce our sales and harm our profitability, thereby making it more difficult for us to make payments under our indebtedness or resulting in a decline in the value of our common stock. A labor dispute involving another supplier to our customers that results in a slowdown or closure of our customers’ assembly plants where our products are included in assembled vehicles could also have a material adverse effect on our business. In addition, the inability by us or any of our suppliers, our customers or our customers’ other suppliers to negotiate an extension of a collective bargaining agreement upon its expiration could reduce our sales and harm our profitability. Significant increases in labor costs as a result of the renegotiation of collective bargaining agreements could also be harmful to our business and our profitability.

•	Adverse developments affecting one or more of our major suppliers could harm our profitability.

We obtain components and other products and services from numerous tier II automotive suppliers and other vendors throughout the world. In certain instances, it would be difficult and expensive for us to change suppliers of products and services that are critical to our business. In addition, our OEM customers designate many of our suppliers and as a result, we do not always have the ability to change suppliers. Certain of our suppliers are financially distressed or may become financially distressed. In addition, an increasing number of our suppliers are located outside of North America or Western Europe. Any significant disruption in our supplier relationships, including certain relationships with sole-source suppliers, could harm our profitability, thereby making it more difficult for us to make payments under our indebtedness or resulting in a decline in the value of our common stock.

•	Our financial position may be adversely affected if our merger with AREP Car Acquisition Corp. is not completed.

On February 9, 2007, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AREP Car Holdings Corp. (“Parent”) and AREP Car Acquisition Corp., affiliates of Carl C. Icahn. Completion of the merger is subject to conditions, including the receipt of the affirmative vote of the holders of a majority of the outstanding shares of Lear, antitrust approvals and other customary closing conditions. The merger is expected to close at the end of the second quarter of 2007. However, no assurances can be given that the transaction contemplated by the Merger Agreement will be consummated or, if not consummated, that Lear will enter into a comparable or superior transaction with another party. If the Merger Agreement is terminated, we may be obligated under certain circumstances to pay a termination fee to Parent of up to $85 million plus up to $15 million of Parent’s out-of-pocket expenses relating to the Merger Agreement. For further information regarding the Merger Agreement, please refer to the Merger Agreement and certain related documents which are incorporated by reference as exhibits to this Report

•	The inability to complete the divestiture of our North American interior business could adversely affect our business strategy and financial position.

Our interior business segment has been unprofitable since 2005, which we believe is a result of industry overcapacity, high raw material costs and insufficient pricing, and we have decided to exit the segment. In October 2006, we contributed substantially all of our European interior business to IAC Europe, a joint venture with WL Ross and Franklin, in exchange for an approximate one-third equity interest in IAC Europe. On November 30, 2006, we entered into an Asset Purchase Agreement with IAC North America, WL Ross and Franklin under which we agreed to transfer substantially all of the assets of our North American interior business segment (as well as our interests in two China joint ventures) and $25 million of cash to IAC North America. Under the terms of the agreement, we will receive a 25% equity interest in the IAC North America joint venture and warrants to purchase an additional 7% equity interest. In connection with the transaction, we recognized a pre-tax loss on the transaction of approximately $607 million in the fourth quarter of 2006. We expect to incur additional losses on the transaction through the closing date. The total pretax loss is expected to be in the range of $650 million to $675 million. The closing of the transaction is subject to various conditions, including the receipt of required third-party consents, as well as other closing conditions customary for transactions of this type. No assurance can be given that this or any other transaction involving the North American interior business will be consummated or with regard to the timing of the closing. If we are unable to complete the transaction on terms substantially similar to those described above or at all, our operating results will be negatively affected.

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

We are involved in legal proceedings and commercial or contractual disputes that, from time to time, are significant. These are typically claims that arise in the normal course of business including, without limitation, commercial or contractual disputes, including disputes with our suppliers, intellectual property matters, personal injury claims, environmental issues, tax matters and employment matters. No assurances can be given that such proceedings and claims will not have a material adverse impact on our profitability and consolidated financial position.

ITEM 1B — UNRESOLVED STAFF COMMENTS

None.

ITEM 2 — PROPERTIES

As of December 31, 2006, our operations were conducted through 265 facilities, some of which are used for multiple purposes, including 172 production/manufacturing facilities, 41 administrative/technical support facilities, 43 assembly sites, five advanced technology centers and four distribution centers, in 33 countries. We also have warehouse facilities in the regions in which we operate. Our corporate headquarters is located in Southfield, Michigan. Our facilities range in size up to 1,148,000 square feet.

Of our 265 total facilities, which include facilities owned or leased by our consolidated subsidiaries, 126 are owned and 139 are leased with expiration dates ranging from 2007 through 2034. We believe that substantially all of our property and equipment is in good condition and that we have sufficient capacity to meet our current and expected manufacturing and distribution needs. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Condition.”

The following table presents the locations of our operating facilities and the operating segments (1) that use such facilities:

Argentina
Escobar, BA (S)
Pacheco, BA (E)
Austria
Graz (S)
Koeflach (S)
Belgium
Genk (S)
Brazil
Betim (S)
Cacapava (S)
Camacari (S)
Gravatai (S)
Sao Paulo (S)
Canada
Ajax, ON (S)
Concord, ON (I)
Kitchener, ON (S)
Mississauga, ON (I)
St. Thomas, ON (S)
Whitby, ON (S)
Windsor, ON (S)
China
Changchun (S)
Chongqing (S)
Shanghai (I)
Shenyang (I)
Wuhan (E)
Czech Republic
Kolin (S)
Vyskov (E)
France
Cergy (S)
Feignies (S)
Guipry (S)
Lagny-Le-Sec (S)
Offranville(I)
Rueil-Malmaison (A/T)
Velizy-Villacoublay (A/T)
Germany
Allershausen-
 Leonhardsbuch (S)
Bersenbruck (E)
Besigheim (S)
Boeblingen (S)
Bremen (S)
Eisenach (S)
Garching-Hochbruck (S)
Ginsheim-Gustavsburg (M)
Kranzberg (A/T)
Kronach (E)
Munich (S)
Quakenbruck (S)
Remscheid (E)
Rietberg (S)
Saarlouis (E)
Wackersdorf (S)
Wismar (E)
Wolfsburg (A/T)
Wuppertal (E)
Honduras
Naco, SB (E)
San Pedro Sula, CA (E)
Hungary
Godollo (E)
Gyongyos (E)
Gyor (S)
Mor (S)
India
Halol (S)
Nasik (S)
New Delhi (S)
Thane (A/T)
Italy
Caivano, NA (S)
Cassino, FR (M)
Grugliasco, TO (S)
Melfi, PZ (M)
Montelabate, PS (I)
Pianfei, CN (I)
Pozzo d’Adda, MI (S)
Termini Imerese, PA (S)
Japan
Atsugi-shi (A/T)
Hiroshima (A/T)
Tokyo (E)
Toyota City (A/T)
Utsunomiya (A/T)
Mexico
Chihuahua, CH (E)
Cuautlancingo, PU (S)
Hermosillo, SO (S)
Juarez, CH (M)
Mexico City, DF (I)
Piedras Negras, CO (S)
Ramos Arizpe, CO (S)
Saltillo, CO (S)
Santa Catarina, NL (I)
Silao, GO (S)
Toluca, MX (I)
Morocco
Tangier (E)
Netherlands
Weesp (A/T)
Philippines
LapuLapu City, CE (E)
Poland
Jaroslaw (S)
Mielec (E)
Tychy (S)
Portugal
Palmela, SL (S)
Povoa de Lanhoso,
 BR (E)
Valongo, PO (E)
Romania
Pitesti (E)
Russia
Nizhny Novgorod (S)
Singapore
Wisma Atria (S)
South Africa
East London (S)
Port Elizabeth (S) Rosslyn (S)
South Korea
Gyeongju (S)
Seoul (A/T)	Spain
Almussafes (E)
Avila (E)
Epila (S)
Logrono (S)
Roquetes (E)
Valdemoro (S)
Valls (E)
Sweden
Gothenburg (M)
Trollhattan (S)
Thailand
Bangkok (S)
Muang
 Nakornratchasima (S)
Rayong (S)
Tunisia
Bir El Bey (E)
Turkey
Bostanci-Istanbul (E)
Bursa (S)
Gemlik (S)
United Kingdom
Coventry, CV (S)
Coventry, WM (S)
Nottingham, NG (S) Sunderland, SU (S) United States
Alma, MI (I)
Arlington, TX (S)
Bridgeton, MO (S)
Canton, MS (I)
Carlisle, PA (I)
Chicago, IL (I)
Columbia City, IN (S)
Columbus, OH (E)
Covington, VA (I)
Dayton, TN (I)
Dearborn, MI (M)
Detroit, MI (S)
Duncan, SC (S)
Edinburgh, IN (I)
El Paso, TX (E)
Elsie, MI (S)
Farwell, MI (S)
Fenton, MI (S)
Frankfort, IN (S)
Fremont, OH (I)
Greencastle, IN (I)
Hammond, IN (S)	United States (Continued)
Hazelwood, MO (S)
Hebron, OH (S)
Huron, OH (I)
Indianapolis, IN (I)
Iowa City, IA (I)
Janesville, WI (S)
Lebanon, OH (I)
Lebanon, VA (I)
Liberty, MO (S)
Lordstown, OH (S)
Louisville, KY (S)
Madisonville, KY (I)
Manteca, CA (I)
Marshall, MI (I)
Mason, MI (S)
Mendon, MI (I)
Montgomery, AL (S)
Morristown, TN (S)
Newark, DE (M)
Northwood, OH (I)
Plymouth, IN (E)
Plymouth, MI (S)
Port Huron, MI (I)
Rochester Hills, MI (S)
Romulus, MI (S)
Roscommon, MI (S)
Saline, MI (S)
San Antonio, TX (I)
Selma, AL (S)
Sheboygan, WI (I)
Sidney, OH (I)
Southfield, MI (A/T)
Strasburg, VA (I)
Tampa, FL (E)
Taylor, MI (E)
Traverse City, MI (E)
Troy, MI (A/T)
Walker, MI (S)
Warren, MI (I)
Wauseon, OH (I)
Wentzville, MO (S)
Zanesville, OH (E)
Venezuela
Valencia (S)	(1) Legend
S – Seating
I − Interior
E – Electronic and electrical
M – Multiple segments
A/T – Administrative/ technical
Certain administrative/ technical facilities are included within the operating segments.

ITEM 3 — LEGAL PROCEEDINGS

Legal and Environmental Matters

We are involved from time to time in legal proceedings and claims, including, without limitation, commercial or contractual disputes with our suppliers, competitors and customers. These disputes vary in nature and are usually resolved by negotiations between the parties.

On January 29, 2002, Seton Company (“Seton”), one of our leather suppliers, filed a suit alleging that we had breached a purported agreement to purchase leather from Seton for seats for the life of the General Motors GMT 800 program. Seton filed the lawsuit in the U.S. District Court for the Eastern District of Michigan seeking compensatory and exemplary damages totaling approximately $97 million, plus interest, on breach of contract and promissory estoppel claims. In May 2005, this case proceeded to trial, and the jury returned a $30 million verdict against us. On September 27, 2005, the Court denied our post-trial motions challenging the judgment and granted Seton’s motion to award prejudgment interest in the amount of approximately $5 million. On October 4, 2006, the Sixth Circuit Court of Appeals affirmed the judgment of the trial court. On October 18, 2006, we filed a Petition for Rehearing with the court which was denied on November 16, 2006. On December 7, 2006, the Court of Appeals issued a mandate indicating that the order affirming the judgment was final. In December 2006, we paid the principal and all remaining interest on the judgment.

On January 26, 2004, we filed a patent infringement lawsuit against Johnson Controls Inc. and Johnson Controls Interiors LLC (together, “JCI”) in the U.S. District Court for the Eastern District of Michigan alleging that JCI’s garage door opener products infringed certain of our radio frequency transmitter patents. JCI counterclaimed seeking a declaratory judgment that the subject patents are invalid and unenforceable, and that JCI is not infringing these patents. JCI also has filed motions for summary judgment asserting that its garage door opener products do not infringe our patents and that one of our patents is invalid and unenforceable. We are vigorously pursuing our claims against JCI. A trial date has not been scheduled.

After we filed our patent infringement action against JCI, affiliates of JCI sued one of our vendors and certain of the vendor’s employees in Ottawa County, Michigan Circuit Court on July 8, 2004, alleging misappropriation of trade secrets and disclosure of confidential information. The suit alleges that the defendants misappropriated and shared with us trade secrets involving JCI’s universal garage door opener product. JCI seeks to enjoin the defendants from selling or attempting to sell a competing product, as well as compensatory damages and attorney fees. We are not a defendant in this lawsuit; however, the agreements between us and the defendants contain customary indemnification provisions. We do not believe that our garage door opener product benefited from any allegedly misappropriated trade secrets or technology. However, JCI has sought discovery of certain information which we believe is confidential and proprietary, and we have intervened in the case as a non-party for the limited purpose of protecting our rights with respect to JCI’s discovery efforts. The trial has been rescheduled to October 2007.

On June 13, 2005, The Chamberlain Group (“Chamberlain”) filed a lawsuit against us and Ford Motor Company (“Ford”) in the Northern District of Illinois alleging patent infringement. Two counts were asserted against us and Ford based upon two Chamberlain rolling-code garage door opener system patents. Two additional counts were asserted against Ford only (not us) based upon different Chamberlain patents. The Chamberlain lawsuit was filed in connection with the marketing of our universal garage door opener system, which competes with a product offered by JCI. JCI obtained technology from Chamberlain to operate its product. In October 2005, JCI joined the lawsuit as a plaintiff along with Chamberlain. In October 2006, Ford was dismissed from the suit. JCI and Chamberlain have filed a motion for a preliminary injunction, and we are vigorously defending the claims asserted in this lawsuit. A trial date has not yet been scheduled.

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

All of the plaintiffs subsequently dismissed their claims for health effects and personal injury damages and the cases proceeded with approximately 280 plaintiffs alleging property damage claims only. In March 2005, the venue for these lawsuits was transferred from Lowndes County, Mississippi, to Lafayette County, Mississippi. In April 2005, certain plaintiffs filed an amended complaint alleging negligence, nuisance, intentional tort and conspiracy claims and seeking compensatory and punitive damages.

In the first quarter of 2006, co-defendant UTC entered into a settlement agreement with the plaintiffs. During the third quarter of 2006, we and co-defendant Johnson Electric entered into a settlement memorandum with the plaintiffs’ counsel outlining the terms of a global settlement, including establishing the requisite percentage of executed settlement agreements and releases that were required to be obtained from the individual plaintiffs for a final settlement to proceed. Since November 2006, we have reached a final settlement with respect to approximately 85% of the plaintiffs involving an aggregate payment of $875,000 and are in the process of attempting to resolve the remaining claims.

UTC, the former owner of UT Automotive, and Johnson Electric have each sought indemnification for losses associated with the Mississippi claims from us under the respective acquisition agreements, and we have claimed indemnification from them under the same agreements. In the first quarter of 2006, UTC filed a lawsuit against us in the State of Connecticut Superior Court, District of Hartford, seeking declaratory relief and indemnification from us for the settlement amount, attorney fees, costs and expenses UTC paid in settling and defending the Columbus, Mississippi lawsuits. In the second quarter of 2006, we filed a motion to dismiss this matter and filed a separate action against UTC and Johnson Electric in the State of Michigan, Circuit Court for the County of Oakland, seeking declaratory relief and indemnification from UTC or Johnson Electric for the settlement amount, attorney fees, costs and expenses we have paid, or will pay, in settling and defending the Columbus, Mississippi lawsuits. During the fourth quarter of 2006, UTC agreed to dismiss the lawsuit filed in the State of Connecticut Superior Court, District of Hartford and agreed to proceed with the lawsuit filed in the State of Michigan, Circuit Court for the County of Oakland. During the first quarter of 2007, Johnson Electric and UTC each filed counter-claims against us seeking declaratory relief and indemnification from us for the settlement amount, attorney fees, costs and expenses each has paid or will pay in settling and defending the Columbus, Mississippi lawsuits. To date, no company admits to, or has been found to have, an obligation to fully defend and indemnify any other. We intend to vigorously pursue our claims against UTC and Johnson Electric and believe that we are entitled to indemnification from either UTC or Johnson Electric for our losses. However, the ultimate outcome of these matters is unknown.

In April 2006, a former employee of ours filed a purported class action lawsuit in the U.S. District Court for the Eastern District of Michigan against us, members of our Board of Directors, members of our Employee Benefits Committee (the “EBC”) and certain members of our human resources personnel alleging violations of the Employment Retirement Income Security Act (“ERISA”) with respect to our retirement savings plans for salaried and hourly employees. In the second quarter of 2006, we were served with three additional purported class action

ERISA lawsuits, each of which contained similar allegations against us, members of our Board of Directors, members of our EBC and certain members of our senior management and our human resources personnel. At the end of the second quarter of 2006, the court entered an order consolidating these four lawsuits. During the third quarter of 2006, plaintiffs filed their consolidated complaint, which alleges breaches of fiduciary duties substantially similar to those alleged in the four individually filed lawsuits. The consolidated complaint continues to name certain current and former members of the Board of Directors and the EBC and certain members of senior management and adds certain other current and former members of the EBC. The consolidated complaint generally alleges that the defendants breached their fiduciary duties to plan participants in connection with the administration of our retirement savings plans for salaried and hourly employees. The fiduciary duty claims are largely based on allegations of breaches of the fiduciary duties of prudence and loyalty and of over-concentration of plan assets in our common stock. The plaintiffs purport to bring these claims on behalf of the plans and all persons who were participants in or beneficiaries of the plans from October 21, 2004, to the present and seek to recover losses allegedly suffered by the plans. The complaints do not specify the amount of damages sought. During the fourth quarter of 2006, the defendants filed a motion to dismiss all defendants and all counts in the consolidated complaint. No determination has been made that a class action can be maintained, and there have been no decisions on the merits of the cases. We intend to vigorously defend the consolidated lawsuit.

Between February 9, 2007 and February 21, 2007, certain stockholders filed six purported class action lawsuits against us, certain members of our Board of Directors and American Real Estate Partners, L.P. and certain of its affiliates (collectively, “AREP”). Three of the lawsuits were filed in the Delaware Court of Chancery and have since been consolidated into a single action. Three of the lawsuits were filed in Michigan Circuit Court. The class action complaints, which are substantially similar, generally allege that the Agreement and Plan of Merger (“Merger Agreement”) unfairly limits the process of selling Lear and that certain members of our Board of Directors have breached their fiduciary duties in connection with the Merger Agreement and have acted with conflicts of interest in approving the Merger Agreement. The lawsuits seek to enjoin the merger, to invalidate the Merger Agreement and to enjoin the operation of certain provisions of the Merger Agreement, a declaration that certain members of our Board of Directors breached their fiduciary duties in approving the Merger Agreement and an award of unspecified damages or rescission in the event that the proposed merger with AREP is completed. On February 23, 2007, the plaintiffs in the consolidated Delaware action filed a consolidated amended complaint, a motion for expedited proceedings and a motion to preliminarily enjoin the merger contemplated by the Merger Agreement. We believe that the lawsuits are without merit and intend to defend against them vigorously.

Although we record reserves for legal, product warranty and environmental matters in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” the outcomes of these matters are inherently uncertain. Actual results may differ significantly from current estimates. See Item 1A, “Risk Factors.”

Product Liability Matters

In the event that use of our products results in, or is alleged to result in, bodily injury and/or property damage or other losses, we may be subject to product liability lawsuits and other claims. In addition, we are a party to warranty-sharing and other agreements with our customers relating to our products. These customers may pursue claims against us for contribution of all or a portion of the amounts sought in connection with product liability and warranty claims. We can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to defend such claims. In addition, if any of our products are, or are alleged to be, defective, we may be required or requested by our customers to participate in a recall or other corrective action involving such products. Certain of our customers have asserted claims against us for costs related to recalls or other corrective actions involving our products. In certain instances, the allegedly defective products were supplied by tier II suppliers against whom we have sought or will seek contribution. In this regard, in the first quarter of 2007, we received notice of a potential warranty claim concerning a component produced by a tier II supplier and incorporated into a product supplied by us. The alleged non-conformity is not safety-related. We are continuing to work with the customer and the tier II supplier to evaluate the matter and determine the appropriate corrective action, if any. We have also placed our tier II supplier on notice of the potential claim and of our intention to seek full contribution and reimbursement for any loss. We carry insurance for certain legal matters, including product liability claims, but such coverage may be limited. We do not maintain insurance for product warranty or recall matters.

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

Prior to our acquisition of UT Automotive from UTC in May 1999, one of our subsidiaries purchased the stock of a UT Automotive subsidiary. In connection with the acquisition, we agreed to indemnify UTC for certain matters, including tax consequences if the Internal Revenue Service (the “IRS”) overturned UTC’s tax treatment of the transaction. On June 28, 2006, this matter was settled with the Appeals Office of the IRS. As a result of the IRS settlement in the second quarter of 2006, we were required to make an indemnity payment to UTC of $21 million. The payment has been recorded as an adjustment to the original purchase price and allocated to goodwill in a manner consistent with the original purchase price allocation. The amount allocated to the Interiors — Americas unit of $3 million was immediately written off as this unit’s goodwill is fully impaired. On September 1, 2006, we entered into a Payment Agreement and Limited Release with UTC in order to settle our indemnity obligation related to this issue. In connection with this agreement, we made a payment to UTC in the amount of $21 million, including interest up to the date of the agreement.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

SUPPLEMENTARY ITEM — EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the names, ages and positions of our executive officers. Executive officers are elected annually by our Board of Directors and serve at the pleasure of our Board.

Name	Age	Position

James M. Brackenbury	48	Senior Vice President and President, European Operations
Shari L. Burgess	48	Vice President and Treasurer
Douglas G. DelGrosso	45	President and Chief Operating Officer
Roger A. Jackson	60	Senior Vice President, Human Resources
James L. Murawski	55	Vice President and Corporate Controller
Daniel A. Ninivaggi	42	Executive Vice President, Secretary and General Counsel
Robert E. Rossiter	61	Chairman and Chief Executive Officer
Raymond E. Scott	41	Senior Vice President and President, North American Seating Systems Group
Matthew J. Simoncini	46	Senior Vice President, Finance and Chief Accounting Officer
James H. Vandenberghe	57	Vice Chairman and Chief Financial Officer

Set forth below is a description of the business experience of each of our executive officers.

James M. Brackenbury	Mr. Brackenbury is our Senior Vice President and President, European Operations, a position he has held since September 2006. Previously, he served as our Senior Vice President and President, North American Seating Operations from April 2006 until September 2006 and our President, Mexican/Central American Regional Group from November 2004 until September 2006. Prior to that, he served as our President, DaimlerChrysler Division since December 2003 and in other positions dating back to 1983 when he joined Lear as a product engineer.

Shari L. Burgess	Ms. Burgess is our Vice President and Treasurer, a position she has held since August 2002. Previously, she served as our Assistant Treasurer since July 2000 and in various financial positions since November 1992.

Douglas G. DelGrosso	Mr. DelGrosso is our President and Chief Operating Officer, a position he has held since May 2005. Previously, he served as our President and Chief Operating Officer — Americas since August 2004, our President and Chief Operating Officer — Europe, Asia and Africa since August 2002, our Executive Vice President — International since September 2001, our Senior Vice President — Product Focus Group since October 2000 and our Senior Vice President and President — North American and South American Operations since May 1999. Prior to this, Mr. DelGrosso held several senior operational positions and has been employed by Lear since 1984.

Roger A. Jackson	Mr. Jackson is our Senior Vice President, Human Resources, a position he has held since October 1995. Prior to joining Lear, he was employed as Vice President, Human Resources at Allen Bradley, a wholly owned subsidiary of Rockwell International, since 1991. Mr. Jackson was employed by Rockwell International or one of its subsidiaries from December 1977 until September 1995.

James L. Murawski	Mr. Murawski is our Vice President and Corporate Controller, a position he has held since March 2005. Previously, he served as our Vice President of Internal Audit since June 2003. Prior to joining Lear, Mr. Murawski was employed in public accounting at Deloitte & Touche for fourteen years and in various financial positions at Collins & Aikman Corporation, TRW Automotive and LucasVarity.

Daniel A. Ninivaggi	Mr. Ninivaggi is our Executive Vice President, Secretary and General Counsel, a position he has held since August 2006. Mr. Ninivaggi also serves as our Chief Administrative Officer. Previously, he served as our Senior Vice President, Secretary and General Counsel since June 2004 and joined Lear as our Vice President, Secretary and General Counsel in July 2003. Prior to joining Lear, Mr. Ninivaggi was a partner since 1998 of Winston & Strawn LLP, specializing in corporate finance, securities law and mergers and acquisitions.

Robert E. Rossiter	Mr. Rossiter is our Chairman and Chief Executive Officer, a position he has held since January 2003. Mr. Rossiter has served as our Chief Executive Officer since October 2000, as our President from 1984 until December 2002 and as our Chief Operating Officer from 1988 until April 1997 and from November 1998 until October 2000. Mr. Rossiter also served as our Chief Operating Officer — International Operations from April 1997 until November 1998. Mr. Rossiter has been a director of Lear since 1988.

Raymond E. Scott	Mr. Scott is our Senior Vice President and President, North American Seating Systems Group, a position he has held since August 2006. Previously, he served as our Senior Vice President and President, North American Customer Group since June 2005, our President, European Customer Focused Division since June 2004 and our President, General Motors Division since November 2000.

Matthew J. Simoncini	Mr. Simoncini is our Senior Vice President, Finance and Chief Accounting Officer, a position he has held since August 2006. Previously, he served as our Vice President, Global Finance since February 2006, our Vice President of Operational Finance since June 2004, our Vice President of Finance — Europe since 2001 and prior to 2001, in various senior financial positions for both Lear and United Technologies Automotive, which was acquired by Lear in 1999.

James H. Vandenberghe	Mr. Vandenberghe is our Vice Chairman, a position he has held since November 1998, and has served as our Chief Financial Officer since March 2006. Mr. Vandenberghe also served as our President and Chief Operating Officer — North American Operations from April 1997 until November 1998, our Chief Financial Officer from 1988 until April 1997 and as our Executive Vice President from 1993 until April 1997. Mr. Vandenberghe has been a director of Lear since 1995.

PART II

ITEM 5 —	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Lear’s common stock is listed on the New York Stock Exchange under the symbol “LEA.” The Transfer Agent and Registrar for Lear’s common stock is The Bank of New York, located in New York, New York. On February 16, 2007, there were 1,328 holders of record of Lear’s common stock.

On November 8, 2006, we completed the sale of 8,695,653 shares of common stock for an aggregate purchase price of $23 per share to affiliates of and funds managed by Carl C. Icahn.

The high and low sales prices per share of our common stock, as reported on the New York Stock Exchange, and the amount of our dividend declarations for 2006 and 2005 are shown below:

	Price Range of		Cash Dividend
For the Year Ended December 31, 2006:	Common Stock		per Share
	High	Low

4th Quarter	$34.01	$20.70	$—
3rd Quarter	$24.41	$18.30	$—
2nd Quarter	$28.00	$16.24	$—
1st Quarter	$29.73	$16.01	$0.25

	Price Range of		Cash Dividend
For the Year Ended December 31, 2005:	Common Stock		per Share
	High	Low

4th Quarter	$33.50	$27.09	$0.25
3rd Quarter	$42.77	$32.43	$0.25
2nd Quarter	$44.29	$33.89	$0.25
1st Quarter	$60.05	$43.96	$0.25

We initiated a quarterly cash dividend program in January 2004. On March 9, 2006, our quarterly cash dividend program was suspended indefinitely. The payment of cash dividends in the future is dependent upon our financial condition, results of operations, capital requirements, alternative uses of capital and other factors. Also, we are subject to the restrictions on the payment of dividends contained in the agreement governing our primary credit facility.

As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Condition — Capitalization — Common Stock Repurchase Program,” in November 2004, our Board of Directors approved a common stock repurchase program covering the discretionary repurchase of up to 5,000,000 shares of our common stock through November 15, 2006. As of December 31, 2006, we had repurchased 490,900 shares of our outstanding common stock under this program prior to its expiration. There were no shares repurchased under this program during the quarter ended December 31, 2006, and the program was not extended beyond November 15, 2006.

Performance Graph

The following graph compares the cumulative total stockholder return from December 31, 2001 through December 31, 2006 for Lear common stock, the S&P 500 Index and peer groups(1) of companies we have selected for purposes of this comparison. We have assumed that dividends have been reinvested and the returns of each company in the S&P 500 Index and the peer groups have been weighted to reflect relative stock market capitalization. The graph assumes that $100 was invested on December 31, 2001 in each of Lear’s common stock, the stocks comprising the S&P 500 Index and the stocks comprising each of the peer groups.

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
LEAR CORPORATION	$100.00	$87.26	$161.33	$162.59	$78.51	$82.15
S&P 500	$100.00	$78.03	$100.16	$110.92	$116.28	$134.43
PEER GROUP(1)	$100.00	$99.44	$148.12	$169.02	$172.52	$196.70
PREVIOUS PEER GROUP(2)	$100.00	$92.03	$135.02	$149.18	$149.42	$250.78

(1)	We do not believe that there is a single published industry or line of business index that is appropriate for comparing stockholder returns. The current Peer Group, as referenced in the graph above, that we have selected is comprised of representative independent automobile suppliers of comparable products whose common stock is publicly-traded. The current Peer Group consists of ArvinMeritor, Inc., BorgWarner Automotive, Inc., Eaton Corp., Gentex Corp., Johnson Controls, Inc., Magna International, Inc., Superior Industries International and Visteon Corporation. Our previous Peer Group, as referenced in the graph above, consisted of each of the entities in the current Peer Group, plus Collins & Aikman Corporation, Dana Corporation, Delphi Corporation (f/k/a Delphi Automotive Systems Corporation) and Tower Automotive. These four companies are each currently in bankruptcy proceedings and, as a result, were removed from the current Peer Group as no longer being representative of our business and competitors.

For purposes of the graph above, we have retained, for this year, the Previous Peer Group line pursuant to SEC rules but will remove it in following years.

ITEM 6 — SELECTED FINANCIAL DATA

The following statement of operations, balance sheet and cash flow statement data were derived from our consolidated financial statements. Our consolidated financial statements for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, have been audited by Ernst & Young LLP. The selected financial data below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the notes thereto included in this Report.

For the Year Ended December 31,	2006(1)	2005(2)	2004		2003		2002
	(In millions(3))

Statement of Operations Data:
Net sales	$17,838.9	$17,089.2	$16,960.0		$15,746.7		$14,424.6
Gross profit	927.7	736.0	1,402.1		1,346.4		1,260.3
Selling, general and administrative expenses	646.7	630.6	633.7		573.6		517.2
Goodwill impairment charges	2.9	1,012.8	—		—		—
Loss on divestiture of Interior business	636.0	—	—		—		—
Interest expense	209.8	183.2	165.5		186.6		210.5
Other expense, net(4)	85.7	38.0	38.6		51.8		52.1

Income (loss) before provision for income taxes, minority interests in consolidated subsidiaries, equity in net (income) loss of affiliates and cumulative effect of a change in accounting principle	(653.4)	(1,128.6)	564.3		534.4		480.5
Provision for income taxes	54.9	194.3	128.0		153.7		157.0
Minority interests in consolidated subsidiaries	18.3	7.2	16.7		8.8		13.3
Equity in net (income) loss of affiliates	(16.2)	51.4	(2.6)		(8.6)		(1.3)

Income (loss) before cumulative effect of a change in accounting principle	(710.4)	(1,381.5)	422.2		380.5		311.5
Cumulative effect of a change in accounting principle, net of tax(5)	2.9	—	—		—		(298.5)

Net income (loss)	$(707.5)	$(1,381.5)	$422.2		$380.5		$13.0

Basic net income (loss) per share	$(10.31)	$(20.57)	$6.18		$5.71		$0.20
Diluted net income (loss) per share(6)	$(10.31)	$(20.57)	$5.77		$5.31		$0.29
Weighted average shares outstanding — basic	68,607,262	67,166,668	68,278,858		66,689,757		65,365,218
Weighted average shares outstanding — diluted(6)	68,607,262	67,166,668	74,727,263		73,346,568		71,289,991
Dividends per share	$0.25	$1.00	$0.80		$0.20		$—
Balance Sheet Data:
Current assets	$3,890.3	$3,846.4	$4,372.0		$3,375.4		$2,507.7
Total assets	7,850.5	8,288.4	9,944.4		8,571.0		7,483.0
Current liabilities	3,887.3	4,106.7	4,647.9		3,582.1		3,045.2
Long-term debt	2,434.5	2,243.1	1,866.9		2,057.2		2,132.8
Stockholders’ equity	602.0	1,111.0	2,730.1		2,257.5		1,662.3
Statement of Cash Flows Data:
Cash flows from operating activities	$285.3	$560.8	$675.9		$586.3		$545.1
Cash flows from investing activities	(312.2)	(541.6)	(472.5)		(346.8)		(259.3)
Cash flows from financing activities	277.4	(347.0)	166.1		(158.6)		(295.8)
Capital expenditures	347.6	568.4	429.0		375.6		272.6
Other Data (unaudited):
Ratio of earnings to fixed charges(7)	—	—	3.7	x	3.4	x	3.0x
Employees as of year end	104,276	115,113	110,083		111,022		114,694
North American content per vehicle(8)	$646	$586	$588		$593		$579
North American vehicle production(9)	15.2	15.8	15.7		15.9		16.4
European content per vehicle(10)	$335	$345	$351		$310		$247
European vehicle production(11)	19.2	18.9	18.9		18.2		18.1

(1)	Results include $636.0 million of charges related to the divestiture of the Interior business, $2.9 million of goodwill impairment charges, $10.0 million of fixed asset impairment charges, $99.7 million of restructuring and related manufacturing inefficiency charges (including $5.8 million of fixed asset impairment charges), $47.9 million of charges related to the extinguishment of debt, $26.9 million of gains related to the sales of our interests in two affiliates and $19.5 million of net tax benefits related to the expiration of the statute of limitations in a foreign taxing jurisdiction, a tax audit resolution, a favorable tax ruling and several other tax items.

(2)	Results include $1,012.8 million of goodwill impairment charges, $82.3 million of fixed asset impairment charges, $104.4 million of restructuring and related manufacturing inefficiency charges (including $15.1 million of fixed asset impairment charges), $39.2 million of litigation-related charges, $46.7 million of charges related to the divestiture and/or capital restructuring of joint ventures, $300.3 million of tax charges, consisting of a U.S. deferred tax asset valuation allowance of $255.0 million and an increase in related tax reserves of $45.3 million, and a tax benefit related to a tax law change in Poland of $17.8 million.

(3)	Except per share data, weighted average shares outstanding, ratio of earnings to fixed charges, employees as of year end and content per vehicle information.

(4)	Includes state and local non-income taxes, foreign exchange gains and losses, discounts and expenses associated with our asset-backed securitization and factoring facilities, losses on the extinguishment of debt, gains and losses on the sales of fixed assets and other miscellaneous income and expense.

(5)	The cumulative effect of a change in accounting principle in 2006 resulted from the adoption of Statement of Financial Accounting Standards No. 123(R), “Share Based Payment.” The cumulative effect of a change in accounting principle in 2002 resulted from goodwill impairment charges recorded in conjunction with the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

(6)	On December 15, 2004, we adopted the provisions of Emerging Issues Task Force 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” Accordingly, diluted net income per share and weighted average shares outstanding — diluted have been restated to reflect the 4,813,056 shares issuable upon conversion of our outstanding zero-coupon convertible senior notes since the issuance date of February 14, 2002.

(7)	“Fixed charges” consist of interest on debt, amortization of deferred financing fees and that portion of rental expenses representative of interest. “Earnings” consist of income (loss) before provision for income taxes, minority interests in consolidated subsidiaries, equity in the undistributed net (income) loss of affiliates, fixed charges and cumulative effect of a change in accounting principle. Earnings in 2006 and 2005 were insufficient to cover fixed charges by $651.8 million and $1,123.3 million, respectively. Accordingly, such ratio is not presented for these years.

(8)	“North American content per vehicle” is our net sales in North America divided by estimated total North American vehicle production. Content per vehicle data excludes business conducted through non-consolidated joint ventures. Content per vehicle data for 2005 has been updated to reflect actual production levels.

(9)	“North American vehicle production” includes car and light truck production in the United States, Canada and Mexico as provided by Ward’s Automotive. Production data for 2005 has been updated to reflect actual production levels.

(10)	“European content per vehicle” is our net sales in Europe divided by estimated total European vehicle production. Content per vehicle data excludes business conducted through non-consolidated joint ventures. Content per vehicle data for 2005 has been updated to reflect actual production levels.

(11)	“European vehicle production” includes car and light truck production in Austria, Belgium, Bosnia, Czech Republic, Finland, France, Germany, Hungary, Italy, Kazakhstan, Netherlands, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden, Turkey, Ukraine and United Kingdom as provided by J.D. Power and Associates. Production data for 2005 has been updated to reflect actual production levels.

ITEM 7 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We were incorporated in Delaware in 1987 and are one of the world’s largest automotive interior systems suppliers based on net sales. Our net sales have grown from $14.4 billion for the year ended December 31, 2002, to $17.8 billion for the year ended December 31, 2006. We supply every major automotive manufacturer in the world, including General Motors, Ford, DaimlerChrysler, BMW, Fiat, PSA, Volkswagen, Hyundai, Renault-Nissan, Mazda, Toyota, Porsche and Honda.

We supply automotive manufacturers with complete automotive seat and electrical distribution systems and select electronic products. Historically, we have also supplied automotive interior components and systems, including instrument panels and cockpit systems, headliners and overhead systems, door panels and flooring and acoustic systems.

Merger Agreement

On February 9, 2007, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AREP Car Holdings Corp., a Delaware corporation (“Parent”), and AREP Car Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Under the terms of the Merger Agreement, Merger Sub would be merged with and into Lear, and as a result, Lear would continue as the surviving corporation and a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of Carl C. Icahn.

Pursuant to the Merger Agreement, as of the effective time of the merger, each issued and outstanding share of common stock of Lear, other than shares (i) owned by Parent, Merger Sub or any subsidiary of Parent and (ii) owned by any shareholders who are entitled to and who properly exercise appraisal rights under Delaware law, will be canceled and automatically converted into the right to receive $36.00 in cash, without interest.

The Merger Agreement contains provisions pursuant to which we may solicit alternative acquisition proposals for forty-five days after the date of the Merger Agreement (the “Solicitation Period”) and receive unsolicited proposals thereafter. We may terminate the Merger Agreement under certain circumstances, including if our board of directors determines in good faith that it has received a Superior Proposal (as defined in the Merger Agreement) and otherwise complies with certain terms of the Merger Agreement. In connection with such termination, and in certain other limited circumstances, we would be required to pay a fee of $85 million to Parent plus up to $15 million of Parent’s out-of-pocket expenses (including fees and expenses of financing sources, counsel, accountants, investment bankers, experts and consultants) relating to the Merger Agreement. If such termination is to accept a Superior Proposal prior to the end of the Solicitation Period, we would be required to pay a fee of $74 million to Parent plus up to $6 million of Parent’s out-of-pocket expenses.

Parent has obtained debt financing commitments for the transaction contemplated by the Merger Agreement. Consummation of the merger is not subject to a financing condition, but is subject to other conditions, including receipt of the affirmative vote of the holders of a majority of the outstanding shares of our common stock, antitrust approvals and other customary closing conditions.

In connection with the execution of the Merger Agreement, we entered into a voting agreement with Icahn Partners LP, Icahn Partners Master Fund LP, Koala Holding LLC and High River Limited Partnership. In the aggregate, such holders beneficially own approximately 15% of Lear’s outstanding common stock. Pursuant to the voting agreement, such holders agreed to vote in favor of the merger and, subject to certain exceptions, not to dispose of any shares of common stock prior to consummation of the merger. Such holders have also agreed to vote in favor of a Superior Proposal under certain circumstances. In addition, American Real Estate Partners, L.P. has provided a limited guaranty in favor of Lear with respect to the performance by Parent and Merger Sub of certain payment obligations under the Merger Agreement.

For further information regarding the Merger Agreement, please refer to the Merger Agreement and certain related documents which are incorporated by reference as exhibits to this Report.

Interior Segment

In recent years, the level of profitability and the return on investment of our interior segment has been significantly below that of our seating and electronic and electrical segments. In 2005, as a result of unfavorable operating results due to higher raw material costs, lower production volumes on key platforms, industry overcapacity, insufficient customer pricing and changes in certain customer’s sourcing strategies, we evaluated the carrying value of goodwill within our interior segment for potential impairment and recorded goodwill impairment charges of approximately $1.0 billion. We also concluded that certain fixed assets within our interior segment were materially impaired and recorded fixed asset impairment charges of $82 million. In 2006, we recorded additional goodwill and fixed asset impairment charges related to our interior segment of $13 million.

In light of its unfavorable operating performance, we have evaluated strategic alternatives with respect to our interior segment. On October 16, 2006, we completed the contribution of substantially all of our European interior business to International Automotive Components Group, LLC (“IAC Europe”), a joint venture with WL Ross & Co. LLC (“WL Ross”) and Franklin Mutual Advisers, LLC (“Franklin”), in exchange for a one-third equity interest. In connection with the transaction, we entered into various ancillary agreements providing us with customary minority shareholder rights and registration rights with respect to our equity interest in IAC Europe. Our European interior business included substantially all of our interior components business in Europe (other than Italy and one facility in France), consisting of nine manufacturing facilities in five countries supplying door panels, overhead systems, instrument panels, cockpits and interior trim to various original equipment manufacturers. IAC Europe also owns the European interior business formerly held by Collins & Aikman Corporation. In connection with the transaction, we recognized a pretax loss of approximately $29 million in the third quarter of 2006.

On November 30, 2006, we entered into an Asset Purchase Agreement with International Automotive Components Group North America, Inc. and International Automotive Components Group North America, LLC (together, “IAC North America”), WL Ross and Franklin, under which we agreed to transfer substantially all of the assets of our North American interior business, as well as our interests in two China joint ventures and $25 million of cash, to IAC North America. Under the terms of the agreement, we will receive a 25% equity interest in IAC North America and warrants to purchase an additional 7% equity interest. The closing of the transaction contemplated by the agreement is subject to various conditions, including the receipt of required third-party consents, as well as other closing conditions customary for transactions of this type. The transaction is expected to close in the first quarter of 2007. In connection with the transaction, we recognized a pretax loss of approximately $607 million in the fourth quarter of 2006. We expect to incur additional losses on the transaction through the closing date. The total pretax loss on the transaction is expected to be in the range of $650 million to $675 million. The closing of the transaction is subject to various conditions, and no assurances can be given regarding when the transaction will close or that it will be consummated on the terms contemplated or at all.

For further information related to the divestiture of our interior business, please refer to Note 3, “Divestiture of Interior Business,” to the consolidated financial statements included in this Report and the Asset Purchase Agreement with IAC North America and related documents which are incorporated by reference as exhibits to this Report.

Industry Overview

Demand for our products is directly related to automotive vehicle production. Automotive sales and production can be affected by general economic or industry conditions, labor relations issues, fuel prices, regulatory requirements, trade agreements and other factors. Our operating results are also significantly impacted by what is referred to in this section as “vehicle platform mix”; that is, the overall commercial success of the vehicle platforms for which we supply particular products, as well as our relative profitability on these platforms. A significant loss of business with respect to any vehicle model for which we are a significant supplier, or a decrease in the production levels of any such models, could have a material adverse impact on our future operating results. Lower production volumes on certain of our largest platforms have had an adverse effect on our operating results in 2006. In addition, our two largest customers, General Motors and Ford, accounted for approximately 47% of our net sales in 2006, excluding net sales to Saab, Volvo, Jaguar and Land Rover, which are affiliates of General Motors or Ford. The automotive operations of both General Motors and Ford have experienced significant operating losses throughout 2006, and both automakers are continuing to restructure their North American operations, which could have a material impact on our future operating results.

Automotive industry conditions in North America and Europe continue to be challenging. In North America, the industry is characterized by significant overcapacity, fierce competition and significant pension and healthcare liabilities for the domestic automakers. In Europe, the market structure is more fragmented with significant overcapacity. We expect these challenging industry conditions to continue in the foreseeable future. During 2006, North American production levels declined by approximately 3% as compared to a year ago, and production levels on several of our key platforms have declined more significantly. In addition, production declines on certain of our key platforms are expected to continue in 2007. Historically, the majority of our sales have been derived from the U.S.-based automotive manufacturers in North America and, to a lesser extent, automotive manufacturers in Western Europe. These customers have experienced declines in market share in their traditional markets. As discussed below, our ability to increase sales in the future will depend, in part, on our ability to increase our penetration of Asian automotive manufacturers worldwide and leverage our existing North American and European customer base across all product lines. See Item 1A, “Risk Factors.”

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

Our material cost as a percentage of net sales increased to 68.8% in 2006 from 68.3% in 2005 and 65.6% in 2004. A substantial portion of this increase was the result of increases in certain raw material, energy and commodity costs and net selling price reductions, as well as less favorable vehicle platform mix. Raw material, energy and commodity costs (principally steel, copper, resins and other oil-based commodities) remained high and continued to have an adverse impact on our operating results in 2006. Resins, copper and crude oil, in particular, experienced significant price increases in 2006. Unfavorable industry conditions have also resulted in financial distress within our supply base and an increase in commercial disputes and the risk of supply disruption. We have developed and implemented strategies to mitigate or partially offset the impact of higher raw material, energy and commodity costs, which include aggressive cost reduction actions, the utilization of our cost technology optimization process, the selective in-sourcing of components where we have available capacity, the continued consolidation of our supply base, longer-term purchase commitments and the acceleration of low-cost country sourcing and engineering. However, due to the magnitude and duration of the increased raw material, energy and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers, offset only a portion of the adverse impact. In addition, higher crude oil prices can indirectly impact our operating results by adversely affecting demand for certain of our key light truck platforms. We expect that high raw material, energy and commodity costs will continue to have a material adverse impact on our operating results in the foreseeable future. See Item 1A, “Risk Factors — High raw material costs may continue to have a significant adverse impact on our profitability.”

Outlook

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

Our success in generating cash flow will depend, in part, on our ability to efficiently manage working capital. Working capital can be significantly impacted by the timing of cash flows from sales and purchases. Historically, we have generally been successful in aligning our vendor payment terms with our customer payment terms. However, our ability to continue to do so may be adversely impacted by the unfavorable financial results of our suppliers and adverse industry conditions, as well as our financial results. In addition, our cash flow is also dependent on our ability to efficiently manage our capital spending. We utilize return on investment as a measure of the efficiency with which assets are deployed to increase earnings. Improvements in our return on investment will depend on our ability to maintain an appropriate asset base for our business and to increase productivity and operating efficiency.

Restructuring

In the second quarter of 2005, we began to implement consolidation and census actions in order to address unfavorable industry conditions. These actions continued throughout 2005 and 2006 and are part of a comprehensive restructuring strategy intended to (i) better align our manufacturing capacity with the changing needs of our customers, (ii) eliminate excess capacity and lower our operating costs and (iii) streamline our organizational structure and reposition our business for improved long-term profitability. In connection with the restructuring actions, we expect to incur pretax costs of approximately $300 million through 2007, although all aspects of the restructuring actions have not been finalized. Restructuring and related manufacturing inefficiency charges were $100 million in 2006 and $104 million in 2005. The remainder of the restructuring costs are expected to be incurred in 2007.

Financing Transactions

On April 25, 2006, we amended and restated our primary credit facility. On November 24, 2006, we completed the issuance of $300 million aggregate principal amount of 8.50% senior notes due 2013 and $600 million aggregate principal amount of 8.75% senior notes due 2016. Using the net proceeds from these financing transactions, we repurchased Euro 194 million (approximately $257 million based on the exchange rate in effect as of the transaction dates) aggregate principal amount of 8.125% senior notes due 2008, $759 million aggregate principal amount of 8.11% senior notes due 2009 and outstanding zero-coupon convertible notes due 2022 with an accreted value of $303 million. In connection with these refinancing transactions, we recognized a net loss on the extinguishment of debt of approximately $48 million in 2006.

On November 8, 2006, we completed the sale of 8,695,653 shares of our common stock in a private placement to affiliates of and funds managed by Carl C. Icahn for a purchase price of $23 per share. The proceeds of this offering will be used for general corporate purposes, including strategic investments in our core businesses.

Other Matters

In 2006, we recognized aggregate gains of $27 million related to the sales of our interests in two affiliates. In 2005, we recognized aggregate charges of $47 million related to the divestiture of an equity investment in a non-core business and the capital restructuring of two previously unconsolidated affiliates.

In the fourth quarter of 2005, we concluded that it was no longer more likely than not that we would realize our U.S. deferred tax assets. As a result, we recorded a tax charge of $300 million comprised of (i) a full valuation allowance in the amount of $255 million with respect to our net U.S. deferred tax assets and (ii) an increase in related tax reserves of $45 million. During 2006, we continued to incur losses in the United States for which no tax benefit was recorded. These losses include the U.S. portion of a number of special items such as the loss on divestiture of the interior business, the cost of restructuring actions, goodwill and fixed asset impairment charges and the loss on the extinguishment of debt, partially offset by the gain related to the sales of our interests in two U.S. affiliates. During 2006, our U.S. valuation allowance increased to $545 million primarily as a result of losses incurred in the United States during the year. In addition, in 2006 we recorded a tax benefit of $20 million related to a number of items, including the expiration of the statute of limitations in a foreign taxing jurisdiction, a tax audit resolution, a favorable tax ruling and several other items. In the first quarter of 2005, we recorded a tax benefit of $18 million resulting from a tax law change in Poland.

As discussed above, our results for the years ended December 31, 2006, 2005 and 2004, reflect the following items (in millions):

For the Year Ended December 31,	2006	2005	2004

Goodwill impairment charges on interior business	$3	$1,013	$—
Fixed asset impairment charges on interior business	10	82
Loss on divestiture of interior business	636	—	—
Costs of restructuring actions, including manufacturing inefficiencies of $7 million in 2006 and $15 million in 2005	100	104	48
Loss on the extinguishment of debt	48	—	—
Sales and capital restructurings of equity affiliates	(27)	47	—
Tax benefits	(20)	(18)	—
Tax charge related to U.S. deferred tax asset valuation allowance	—	300	—

For further information related to these items, see “— Restructuring” and Note 2, “Summary of Significant Accounting Policies — Goodwill,” and “— Long-Lived Assets,” Note 3, “Divestiture of Interior Business,” Note 5, “Restructuring,” Note 6, “Investments in Affiliates and Other Related Party Transactions,” and Note 9, “Income Taxes,” to the consolidated financial statements included in this Report.

This section includes forward-looking statements that are subject to risks and uncertainties. For further information related to other factors that have had, or may in the future have, a significant impact on our business, consolidated financial position or results of operations, see Item 1A, “Risk Factors,” and “— Forward-Looking Statements.”

Results of Operations

A summary of our operating results in millions of dollars and as a percentage of net sales is shown below:

For the Year Ended December 31,	2006		2005		2004

Net sales
Seating	$11,624.8	65.2%	$11,035.0	64.6%	$11,314.6	66.7%
Electronic and electrical	2,996.9	16.8	2,956.6	17.3	2,680.4	15.8
Interior	3,217.2	18.0	3,097.6	18.1	2,965.0	17.5

Net sales	17,838.9	100.0	17,089.2	100.0	16,960.0	100.0
Gross profit	927.7	5.2	736.0	4.3	1,402.1	8.3
Selling, general and administrative expenses	646.7	3.6	630.6	3.7	633.7	3.7
Goodwill impairment charges on interior business	2.9	—	1,012.8	5.9	—	—
Loss on divestiture of interior business	636.0	3.6	—	—	—	—
Interest expense	209.8	1.2	183.2	1.1	165.5	1.0
Other expense, net	85.7	0.5	38.0	0.2	38.6	0.2
Provision for income taxes	54.9	0.3	194.3	1.1	128.0	0.8
Equity in net (income) loss of affiliates	(16.2)	—	51.4	0.3	(2.6)	—
Net income (loss)	(707.5)	(4.0)	(1,381.5)	(8.1)	422.2	2.5

Year Ended December 31, 2006, Compared With Year Ended December 31, 2005

Net sales for the year ended December 31, 2006 were $17.8 billion, as compared to $17.1 billion for the year ended December 31, 2005, an increase of $750 million or 4.4%. New business favorably impacted net sales by $1.9 billion. This increase was partially offset by the impact of unfavorable vehicle platform mix and lower industry production volumes primarily in North America, which reduced net sales by $1.2 billion.

Gross profit and gross margin were $928 million and 5.2% in 2006, as compared to $736 million and 4.3% in 2005. New business favorably impacted gross profit by $186 million. Gross profit also benefited from our productivity initiatives and other efficiencies. The 2005 period also included incremental fixed asset impairment charges of $72 million. The improvements in gross profit were partially offset by the impact of net selling price reductions, unfavorable vehicle platform mix and lower industry production volumes primarily in North America, which collectively reduced gross profit by $175 million. Gross profit was also negatively impacted by higher raw material and commodity costs.

Selling, general and administrative expenses, including research and development, were $647 million for the year ended December 31, 2006, as compared to $631 million for the year ended December 31, 2005. As a percentage of net sales, selling, general and administrative expenses were 3.6% and 3.7% in 2006 and 2005, respectively. The increase in selling, general and administrative expenses was largely due to inflationary increases in compensation, facility maintenance and insurance expense, as well as incremental infrastructure and development costs in Asia, partially offset by a decrease in litigation-related charges and the impact of recent census reduction actions.

Research and development costs incurred in connection with the development of new products and manufacturing methods, to the extent not recoverable from the customer, are charged to selling, general and administrative expenses as incurred. Such costs totaled $170 million in 2006 and $174 million in 2005. In certain situations, the reimbursement of pre-production engineering, research and design costs is contractually guaranteed by, and fully recoverable from, our customers and is therefore capitalized. For the years ended December 31, 2006 and 2005, we capitalized $122 million and $227 million, respectively, of such costs.

Interest expense was $210 million in 2006, as compared to $183 million in 2005. This increase was largely due to an increase in short-term interest rates and increased costs associated with our debt refinancings.

Other expense, which includes state and local non-income taxes, foreign exchange gains and losses, discounts and expenses associated with our asset-backed securitization and factoring facilities, losses on the extinguishment of debt, gains and losses on the sales of assets and other miscellaneous income and expense, was $86 million in 2006, as compared to $38 million in 2005. The increase was largely due to a loss on the extinguishment of debt of $49 million related to our repurchase of senior notes due 2008 and 2009. An increase of $18 million in foreign exchange losses was largely offset by a gain on the sale of an affiliate.

Equity in net income of affiliates was $16 million for the year ended December 31, 2006, as compared to equity in net loss of affiliates of $51 million for the year ended December 31, 2005. In 2006, we sold our interest in an equity affiliate, recognizing a gain of $13 million. In 2005, we divested an equity investment in a non-core business, recognizing a charge of $17 million. In December 2005, we also recognized a loss of $30 million related to two previously unconsolidated affiliates as a result of capital restructurings, changes in the investors and amendments to the related operating agreements.

The provision for income taxes was $55 million for the year ended December 31, 2006, as compared to $194 million for the year ended December 31, 2005. The decrease in the provision for income taxes is primarily due to the tax charge recognized in the fourth quarter of 2005 related to our decision to provide a full valuation allowance with respect to our net U.S. deferred tax assets, as well as the mix of earnings among countries. The 2006 provision for income taxes includes one-time net tax benefits of $20 million related to a number of items, including the expiration of the statute of limitations in a foreign taxing jurisdiction, a tax audit resolution, a favorable tax ruling and several other items. In the first quarter of 2005, we recorded a tax benefit of $18 million resulting from a tax law change in Poland. Our current and future provision for income taxes is significantly impacted by the recognition of valuation allowances in certain countries, particularly the United States. We intend to maintain these valuation allowances until it is more likely than not that the deferred taxes within these countries will be realized. Our future income tax expense will include no tax benefit with respect to losses and no tax expense with respect to income in these countries until the valuation allowance is eliminated.

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” As a result, we recognized a cumulative effect of a change in accounting principle of $3 million in the first quarter of 2006 related to a change in accounting for forfeitures. For further information, see Note 2, “Summary of Significant Accounting Policies — Stock-Based Compensation,” to the consolidated financial statements included in this Report.

Net loss in 2006 was $708 million, or $10.31 per diluted share, as compared to net loss in 2005 of $1.4 billion, or $20.57 per diluted share, reflecting the loss on divestiture of our interior business of $636 million in 2006 and goodwill impairment charges of $1.0 billion in 2005 and for the reasons described above. For further information related to our 2006 loss on divestiture of our interior business and 2005 goodwill impairment charges, see Note 2, “Summary of Significant Accounting Policies — Goodwill,” and Note 3, “Divestiture of Interior Business,” to the consolidated financial statements included in this Report.

Reportable Operating Segments

Historically, we have had three reportable operating segments: seating, which includes seat systems and the components thereof; electronic and electrical, which includes electronic products and electrical distribution systems, primarily wire harnesses and junction boxes, interior control and entertainment systems and wireless systems; and interior, which includes instrument panels and cockpit systems, headliners and overhead systems, door panels, flooring and acoustic systems and other interior products. For further information related to our interior business, see Note 3, “Divestiture of Interior Business,” to the consolidated financial statements included in this Report. The financial information presented below is for our three reportable operating segments and our other category for the periods presented. The other category includes unallocated costs related to corporate headquarters, geographic headquarters and the elimination of intercompany activities, none of which meets the requirements of being classified as an operating segment. Corporate and geographic headquarters costs include various support functions, such as information technology, purchasing, corporate finance, legal, executive administration and human resources. Financial measures regarding each segment’s income (loss) before goodwill impairment charges, loss on divestiture of interior business, interest, other expense, provision for income taxes, minority interests in consolidated subsidiaries, equity in net (income) loss of affiliates and cumulative effect of a change in accounting principle (“segment earnings”) and segment earnings divided by net sales (“margin”) are not measures of performance under accounting principles generally accepted in the United States (“GAAP”). Segment earnings and the related margin are used by management to evaluate the performance of our reportable operating segments. Segment earnings should not be considered in isolation or as a substitute for net income (loss), net cash provided by operating activities or other income statement or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, segment earnings, as we determine it, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated segment earnings to consolidated income (loss) before provision for income taxes and cumulative effect of a change in accounting principle, see Note 13, “Segment Reporting,” to the consolidated financial statements included in this Report.

Seating —

A summary of the financial measures for our seating segment is shown below (dollar amounts in millions):

For the Year Ended December 31,	2006	2005

Net sales	$11,624.8	$11,035.0
Segment earnings(1)	604.0	323.3
Margin	5.2%	2.9%

(1)	See definition above.

Seating net sales were $11.6 billion for the year ended December 31, 2006, as compared to $11.0 billion for the year ended December 31, 2005, an increase of $590 million or 5.3%. New business and net foreign exchange rate fluctuations favorably impacted net sales by $1.1 billion and $138 million, respectively. These increases were partially offset by changes in industry production volumes and vehicle platform mix, which reduced net sales by $724 million. Segment earnings and the related margin on net sales were $604 million and 5.2% in 2006, as compared to $323 million and 2.9% in 2005. The collective impact of net new business and changes in industry production volumes and vehicle platform mix favorably impacted segment earnings by $189 million. Segment earnings also benefited from the impact of our productivity initiatives and other efficiencies. Litigation-related charges reduced segment earnings in 2005 by $30 million. During 2006, we incurred costs related to our restructuring actions of $42 million, as compared to $33 million in 2005.

Electronic and electrical —

A summary of the financial measures for our electronic and electrical segment is shown below (dollar amounts in millions):

For the year ended December 31,	2006	2005

Net sales	$2,996.9	$2,956.6
Segment earnings(1)	102.5	180.0
Margin	3.4%	6.1%

(1)	See definition above.

Electronic and electrical net sales were $3.0 billion for the year ended December 31, 2006 an increase of $40 million or 1.4%, compared to 2005. New business favorably impacted net sales by $181 million. This increase was largely offset by changes in industry production volumes and vehicle platform mix, which reduced net sales by $145 million. Segment earnings and the related margin on net sales were $103 million and 3.4% in 2006, as compared to $180 million and 6.1% in 2005. The decline was primarily the result of changes in vehicle platform mix, net selling price reductions and the gross impact of higher raw material and commodity costs (principally copper), offset in part by the benefit of our productivity initiatives and other efficiencies. During 2006, we incurred costs related to our restructuring actions of $45 million, as compared to $39 million in 2005.

Interior —

A summary of the financial measures for our interior segment is shown below (dollar amounts in millions):

For the Year Ended December 31,	2006	2005

Net sales	$3,217.2	$3,097.6
Segment earnings(1)	(183.8)	(191.1)
Margin	(5.7)%	(6.2)%

(1)	See definition above.

Interior net sales were $3.2 billion for the year ended December 31, 2006, as compared to $3.1 billion for the year ended December 31, 2005, an increase of $120 million or 3.9%. New business favorably impacted net sales by $604 million. This increase was partially offset by changes in industry production volumes and vehicle platform mix and the divestiture of our European interior business, which reduced net sales by $363 million and $150 million, respectively. Segment earnings and the related margin on net sales were ($184) million and (5.7)% in 2006, as compared to ($191) million and (6.2)% in 2005. The change is primarily the result of lower fixed asset impairment charges of $72 million in 2006 as compared to 2005, largely offset by changes in industry production volumes and vehicle platform mix and the gross impact of higher raw material and commodity costs. During 2006, we incurred costs related to our restructuring actions of $13 million, as compared to $32 million in 2005.

Other —

A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

For the Year Ended December 31,	2006	2005

Net sales	$—	$—
Segment earnings(1)	(241.7)	(206.8)
Margin	N/A	N/A

(1)	See definition above.

Our other category includes unallocated corporate and geographic headquarter costs, as well as the elimination of intercompany activity. Corporate and geographic headquarter costs include various support functions, such as information technology, purchasing, corporate finance, legal, executive administration and human resources. Segment earnings related to our other category were ($242) million in 2006, as compared to ($207) million in 2005. The change was largely due to inflationary increases in compensation, facility maintenance and insurance expense, as well as costs related to the implementation of our interior segment strategy.

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

Other expense, which includes state and local non-income related taxes, foreign exchange gains and losses, discounts and expenses associated with our asset-backed securitization and factoring facilities, gains and losses on the sales of fixed assets and other miscellaneous income and expense, was $38 million in 2005 as compared to $39 million in 2004.

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

Reportable Operating Segments

Historically, we have had three reportable operating segments: seating, which includes seat systems and the components thereof; electronic and electrical, which includes electronic products and electrical distribution systems, primarily wire harnesses and junction boxes, interior control and entertainment systems and wireless systems; and interior, which includes instrument panels and cockpit systems, headliners and overhead systems, door panels, flooring and acoustic systems and other interior products. For further information related to our interior business, see Note 3, “Divestiture of Interior Business,” to the consolidated financial statements included in this Report. The financial information presented below is for our three reportable operating segments and our other category for the periods presented. The other category includes unallocated costs related to corporate headquarters, geographic headquarters and the elimination of intercompany activities, none of which meets the requirements of being classified as an operating segment. Corporate and geographic headquarters costs include various support functions, such as information technology, purchasing, corporate finance, executive administration and human resources. Financial measures regarding each segment’s income (loss) before goodwill impairment charges, interest, other expense, provision for income taxes, minority interests in consolidated subsidiaries, equity in net (income) loss of affiliates and cumulative effect of a change in accounting principle (“segment earnings”) and segment earnings divided by net sales (“margin”) are not measures of performance under accounting principles generally accepted in the United States (“GAAP”). Segment earnings and the related margin are used by management to evaluate the performance of our reportable operating segments. Segment earnings should not be considered in isolation or as a substitute for net income (loss), net cash provided by operating activities or other income statement or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, segment earnings, as we determine it, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated segment earnings to consolidated income (loss) before provision for income taxes and cumulative effect of a change in accounting principle, see Note 13, “Segment Reporting,” to the consolidated financial statements included in this Report.

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

Other —

A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

For the Year Ended December 31,	2005	2004

Net sales	$—	$—
Segment earnings(1)	(206.8)	(209.7)
Margin	N/A	N/A

(1)	See definition above.

Our other category includes unallocated corporate and geographic headquarter costs, as well as the elimination of intercompany activity. Corporate and geographic headquarter costs include various support functions, such as information technology, purchasing, corporate finance, executive administration and human resources. Segment earnings related to our other category were ($207) million in 2005, as compared to ($210) million in 2004.

Restructuring

2006 and 2005

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

We currently expect to incur pretax costs of approximately $300 million in connection with the restructuring actions, although all aspects of the restructuring actions have not been finalized. Through 2006, approximately $204 million of restructuring costs has been incurred, and the remainder of the restructuring costs is expected to be incurred in 2007. Such costs include employee termination benefits, asset impairment charges and contract termination costs, as well as other incremental costs resulting from the restructuring actions. These incremental costs principally include equipment and personnel relocation costs. We also expect to incur incremental manufacturing inefficiency costs at the operating locations impacted by the restructuring actions during the related restructuring implementation period. Restructuring costs are recognized in our consolidated financial statements in accordance with accounting principles generally accepted in the United States. Generally, charges are recorded as elements of the restructuring strategy are finalized. Actual costs recorded in our consolidated financial statements may vary from current estimates.

In 2006, we recorded restructuring and related manufacturing inefficiency charges of $100 million. This consisted of $88 million recorded as cost of sales and $17 million recorded as selling, general and administrative expenses, offset by gains on the sales of two facilities, which are recorded as other expense, net. Cash expenditures related to our restructuring actions totaled $73 million in 2006. The 2006 restructuring charges consist of employee termination benefits of $79 million, asset impairment charges of $6 million and contract termination costs of $6 million, as well as other net costs of $2 million. We also estimate that we incurred approximately $7 million in manufacturing inefficiency costs during this period as a result of the restructuring. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations. Asset impairment charges relate to the disposal of buildings, leasehold improvements and machinery and equipment with carrying values of $6 million in excess of related estimated fair values. Contract termination costs include the termination of subcontractor and other relationships of $4 million, lease cancellation costs of $1 million, which was paid in 2006, and pension and other postretirement benefit plan curtailments of $1 million.

In 2005, we recorded restructuring and related manufacturing inefficiency charges of $104 million. This consisted of $100 million recorded as cost of sales and $6 million recorded as selling, general and administrative expenses, offset by a gain on the sale of a facility, which is recorded as other expense, net. Cash expenditures related to our restructuring actions totaled $67 million 2005. The 2005 charges consist of employee termination benefits of $57 million, asset impairment charges of $15 million and contract termination costs of $13 million, as well as other net costs of $4 million. We also estimate that we incurred approximately $15 million in manufacturing inefficiency costs during this period as a result of the restructuring. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations. Asset impairment charges relate to the disposal of buildings, leasehold improvements and machinery and equipment with carrying values of $15 million in excess of related estimated fair values. Contract termination costs include lease cancellation costs of $3 million, which are expected to be paid through 2006, the repayment of various government-sponsored grants of $5 million, the termination of joint venture, subcontractor and other relationships of $3 million and pension and other postretirement benefit plan curtailments of $2 million.

2004

In 2004, we recorded charges of $8 million for employee termination benefits and asset impairments at two of our U.S. seating facilities. In addition, we incurred $40 million in estimated costs related to additional facility consolidations and closures and census reductions.

Liquidity and Financial Condition

Our primary liquidity needs are to fund capital expenditures, service indebtedness and support working capital requirements. In addition, approximately 80% of the costs associated with our current restructuring strategy are expected to require cash expenditures. Our principal sources of liquidity are cash flows from operating activities and borrowings under available credit facilities. A substantial portion of our operating income is generated by our subsidiaries. As a result, we are dependent on the earnings and cash flows of and the combination of dividends, distributions and advances from our subsidiaries to provide the funds necessary to meet our obligations. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear. For further information regarding potential dividends from our non-U.S. subsidiaries, see Note 9, “Income Taxes,” to the consolidated financial statements included in this Report.

Equity Offering

On November 8, 2006, we completed the sale of $200 million of common stock in a private placement to affiliates of and funds managed by Carl C. Icahn. The proceeds of this offering will be used for general corporate purposes, including strategic investments in our core businesses.

Cash Flows

Net cash provided by operating activities was $285 million in 2006, as compared to $561 million in 2005. The net change in sold accounts receivable resulted in a $589 million decrease in operating cash flows between periods. This decrease was partially offset by the net change in recoverable customer engineering and tooling, which resulted in a $307 million increase in operating cash flows between periods. Decreases in accounts receivable and accounts payable were a source of $153 million of cash and a use of $359 million of cash, respectively, in 2006, reflecting the timing of payments received from our customers and made to our suppliers.

Net cash used in investing activities was $312 million in 2006, as compared to $542 million in 2005, reflecting a $221 million decrease in capital spending between periods. In 2006, cash received of $35 million related to the sales of our interest in two affiliates was partially offset by a $21 million indemnity payment related to our 1999 acquisition of UT Automotive, Inc (“UT Automotive”). See “— Other Matters — Certain Tax Matters — UT Automotive.” In 2007, capital spending is estimated at $250 million.

Financing activities were a source of $277 million of cash in 2006, as compared to a use of $347 million of cash in 2005. In 2006, financing activities include the incurrence of an additional $600 million of term loans due 2010 under our primary credit facility, the issuance of $900 million aggregate principal amount of senior notes due 2013 and 2016, the repurchase of $1.3 billion aggregate principal amount (or accreted value) of senior notes due 2008, 2009 and 2022 and the issuance of 8.7 million shares of our common stock in a private placement for a net purchase price of $199 million.

Capitalization

In addition to cash provided by operating activities, we utilize a combination of available credit facilities to fund our capital expenditures and working capital requirements. For the years ended December 31, 2006 and 2005, our average outstanding long-term debt balance, as of the end of each fiscal quarter, was $2.4 billion and $2.3 billion, respectively. The weighted average long-term interest rate, including rates under our committed credit facility and the effect of hedging activities, was 7.3% and 6.5% for the respective periods.

We utilize uncommitted lines of credit as needed for our short-term working capital fluctuations. For the years ended December 31, 2006 and 2005, our average outstanding unsecured short-term debt balance, as of the end of each fiscal quarter, was $20 million and $38 million, respectively. The weighted average interest rate, including the effect of hedging activities, was 4.4% and 3.7% for the respective periods. The availability of uncommitted lines of credit may be affected by our financial performance, credit ratings and other factors. Uncommitted lines of credit available from banks decreased by approximately $75 million from December 31, 2005 to December 31, 2006. See “— Off-Balance Sheet Arrangements” and “— Accounts Receivable Factoring.”

Primary Credit Facility

On April 25, 2006, we entered into a $2.7 billion amended and restated credit and guarantee agreement (the “new credit agreement”), which provides for maximum revolving borrowing commitments of $1.7 billion and a term loan facility of $1.0 billion. The new credit agreement replaced our prior primary credit facility. The $1.7 billion revolving credit facility matures on March 23, 2010, and the $1.0 billion term loan facility matures on April 25, 2012. The new credit agreement provides for multicurrency borrowings in a maximum aggregate amount of $750 million, Canadian borrowings in a maximum aggregate amount of $200 million and swing-line borrowings in a maximum aggregate amount of $300 million, the commitments for which are part of the aggregate revolving credit facility commitment. As of December 31, 2006, we had $997 million in borrowings outstanding under the new credit agreement, all of which were outstanding under the term loan facility.

Of the $1.0 billion proceeds under the term loan facility, $400 million was used to repay the term loan facility under our prior primary credit facility and $521 million was used to repurchase outstanding zero-coupon convertible senior notes with an accreted value of $303 million, Euro 13 million aggregate principal amount of our senior notes due 2008 and $207 million aggregate principal amount of our senior notes due 2009. In connection with these transactions, we recognized a net gain of less than $1 million on the extinguishment of debt, which is included in other expense, net in the consolidated statement of operations for the year ended December 31, 2006.

Borrowings under the new credit agreement bear interest, payable no less frequently than quarterly, at (a) (1) applicable interbank rates, on Eurodollar and Eurocurrency loans, (2) the greater of the U.S. prime rate and the federal funds rate plus 0.50%, on base rate loans, (3) the greater of the prime rate publicly announced by the Canadian administrative agent and the federal funds rate plus 0.50%, on U.S. dollar denominated Canadian loans, (4) the greater of the prime rate publicly announced by the Canadian administrative agent and the average Canadian interbank bid rate (CDOR) plus 1.0%, on Canadian dollar denominated Canadian loans, and (5) various published or quoted rates, on swing line and other loans, plus (b) a percentage spread ranging from 0% to a maximum of 2.75%, depending on the type of loan and/or currency and our credit rating or leverage ratio. Under the new credit agreement, we agree to pay a facility fee, payable quarterly, at rates ranging from 0.15% to 0.50%, depending on our credit rating or leverage ratio.

Subsidiary Guarantees —

Our obligations under the new credit agreement are secured by a pledge of all or a portion of the capital stock of certain of our subsidiaries, including substantially all of our first-tier subsidiaries, and are partially secured by a security interest in our assets and the assets of certain of our domestic subsidiaries. In addition, our obligations under the new credit agreement are guaranteed, on a joint and several basis, by certain of our subsidiaries, which guarantee our obligations under our outstanding senior notes and all of which are directly or indirectly wholly owned by the Company.

Covenants —

The new credit agreement contains certain affirmative and negative covenants, including (i) limitations on fundamental changes involving us or our subsidiaries, asset sales and restricted payments, (ii) a limitation on indebtedness with a maturity shorter than the term loan facility, (iii) a limitation on aggregate subsidiary indebtedness to an amount which is no more than 4% of consolidated total assets, (iv) a limitation on aggregate secured indebtedness to an amount which is no more than $100 million and (v) requirements that we maintain an initial leverage ratio of not more than 4.0 to 1, as of December 31, 2006, with decreases over time and an initial interest coverage ratio of not less than 2.50 to 1 with increases over time.

The leverage and interest coverage ratios, as well as the related components of their computation, are defined in the new credit agreement, which is incorporated by reference as an exhibit to this Report. The leverage ratio is calculated as the ratio of consolidated indebtedness to consolidated operating profit. For the purpose of the covenant calculation, (i) consolidated indebtedness is generally defined as reported debt, net of cash and excludes transactions related to our asset-backed securitization and factoring facilities and (ii) consolidated operating profit is generally defined as net income excluding income taxes, interest expense, depreciation and amortization expense, other income and expense, minority interests in income of subsidiaries in excess of net equity earnings in affiliates, certain restructuring and other non-recurring charges, extraordinary gains and losses and other specified non-cash items. Consolidated operating profit is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under our primary credit facility. The interest coverage ratio is calculated as the ratio of consolidated operating profit to consolidated interest expense. For the purpose of the covenant calculation, consolidated interest expense is generally defined as interest expense plus any discounts or expenses related to our asset-backed securitization facility less amortization of deferred finance fees and interest income. As of December 31, 2006, we were in compliance with all covenants set forth in the new credit agreement. Our leverage and interest coverage ratios were 2.4 to 1 and 4.2 to 1, respectively. These ratios are calculated on a trailing four quarter basis. As a result, any decline in our future operating results will negatively impact our coverage ratios. Our failure to comply with these financial covenants could have a material adverse effect on our liquidity and operations.

Reconciliations of (i) consolidated indebtedness to reported debt, (ii) consolidated operating profit to income before provision for income taxes and cumulative effect of a change in accounting principle and (iii) consolidated interest expense to reported interest expense are shown below (in millions):

December 31,
2006

Consolidated indebtedness	$1,996.7
Cash and cash equivalents	502.7

Reported debt	$2,499.4

Year Ended
December 31,
2006

Consolidated operating profit	$835.9
Depreciation and amortization	(392.2)
Consolidated interest expense	(200.4)
Loss on divestiture of interior business	(636.0)
Other expense, net (excluding certain costs related to asset-backed securitization facility)	(77.7)
Restructuring charges	(105.5)
Impairment charges	(12.9)
Other non-cash items	(64.6)

Loss before provision for income taxes, minority interests in consolidated subsidiaries, equity in net income of affiliates and cumulative effect of a change in accounting principle	$(653.4)

Consolidated interest expense	$200.4
Certain costs related to asset-backed securitization facility	(8.0)
Amortization of deferred financing fees	8.7
Bank facility and other fees	8.7

Reported interest expense	$209.8

The new credit agreement also contains customary events of default, including an event of default triggered by a change of control of Lear. For further information related to our new credit agreement described above, including the operating and financial covenants to which we are subject and related definitions, see Note 8, “Long-Term Debt,” to the consolidated financial statements included in this Report and the agreement governing our new credit agreement, which has been incorporated by reference as an exhibit to this Report.

Senior Notes

As of December 31, 2006, we had $1.4 billion of senior notes outstanding, consisting primarily of $300 million aggregate principal amount of senior notes due 2013, $600 million aggregate principal amount of senior notes due 2016, $399 million aggregate principal amount of senior notes due 2014, $4 million accreted value of zero-coupon convertible senior notes due 2022, Euro 56 million (approximately $73 million based on the exchange rate in effect as of December 31, 2006) aggregate principal amount of senior notes due 2008 and $41 million aggregate principal amount of senior notes due 2009.

In November 2006, we issued $300 million aggregate principal amount of unsecured 8.50% senior notes due 2013 and $600 million aggregate principal amount of unsecured 8.75% senior notes due 2016. The notes are unsecured and rank equally with our other unsecured senior indebtedness, including our other senior notes. The proceeds from this note offering were used to repurchase our senior notes due 2008 and 2009 in an aggregate principal amount of Euro 181 million and $552 million, respectively, for an aggregate purchase price of $836 million, including related fees. In connection with these transactions, we recognized a loss of $49 million on the extinguishment of debt, which is included in other expense, net in the consolidated statement of operations for the year ended December 31, 2006. In January 2007, we completed an exchange offer of the 2013 and 2016 senior notes for substantially identical notes registered under the Securities Act of 1933, as amended.

During 2006, using proceeds from the issuance of our senior notes due 2013 and 2016 and borrowings under our new credit agreement, we repurchased an aggregate principal amount of Euro 194 million ($257 million based on exchange rates in effect as of the transaction dates) and $759 million of our senior notes due 2008 and 2009, respectively. See also “— Primary Credit Facility.”

Zero-Coupon Convertible Senior Notes —

In February 2002, we issued $640 million aggregate principal amount at maturity of zero-coupon convertible senior notes due 2022, yielding gross proceeds of $250 million. As discussed above, in 2006, we repurchased substantially all of the outstanding zero-coupon convertible notes with borrowings under our new credit agreement. As of December 31, 2006, notes with an accreted value of $4 million remain outstanding. See also “— Primary Credit Facility.”

Subsidiary Guarantees —

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

Covenants —

With the exception of our zero-coupon convertible senior notes, our senior notes contain covenants restricting our ability to incur liens and to enter into sale and leaseback transactions. With respect to the indenture governing our zero-coupon convertible senior notes, we received consents from a majority of the holders of the zero-coupon convertible senior notes allowing us to execute a supplemental indenture which eliminated the covenants and related provisions in the indenture that restricted our ability to incur liens and to enter into sale and leaseback transactions. As of December 31, 2006, we were in compliance with all covenants and other requirements set forth in our senior notes.

The senior notes due 2013 and 2016 (having an aggregate principal amount outstanding of $900 million as of December 31, 2006) provide holders of the notes the right to require us to repurchase all or any part of their notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a “change of control” (as defined in the indenture governing the notes). The transaction contemplated by the Merger Agreement with affiliates of American Real Estate Partners, L.P. would not constitute a change of control for these purposes. The indentures governing our other senior notes do not contain a change of control repurchase obligation.

For further information related to our senior notes described above, see Note 8, “Long-Term Debt,” to the consolidated financial statements included in this Report and the indentures governing our senior notes, which have been incorporated by reference as exhibits to this Report.

Contractual Obligations

Our scheduled maturities of long-term debt, including capital lease obligations, our scheduled interest payments on our outstanding debt and our lease commitments under non-cancelable operating leases as of December 31, 2006, are shown below (in millions):

	2007	2008	2009	2010	2011	Thereafter	Total

Long-term debt maturities	$25.6	$85.9	$53.1	$10.7	$8.6	$2,276.2	$2,460.1
Interest payments on our outstanding debt	196.3	184.8	179.7	177.6	177.1	407.7	1,323.2
Lease commitments	93.7	75.6	65.3	52.9	43.5	71.3	402.3

Total	$315.6	$346.3	$298.1	$241.2	$229.2	$2,755.2	$4,185.6

Borrowings under our new credit agreement bear interest at variable rates. Therefore, an increase in interest rates would reduce our profitability. See “— Market Risk Sensitivity.”

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

We also have minimum funding requirements with respect to our pension obligations. We expect to contribute approximately $60 million to our domestic and foreign pension plan asset portfolios in 2007 as compared to $67 million in 2006. Our minimum funding requirements after 2007 will depend on several factors, including the investment performance of our retirement plans and prevailing interest rates. Our funding obligations may also be affected by changes in applicable legal requirements. We also have payments due with respect to our postretirement benefit obligations. We do not fund our postretirement benefit obligations. Rather, payments are made as costs are incurred by covered retirees. We expect other postretirement benefit payments to be approximately $10 million in 2007 as compared to $9 million in 2006.

In 2006, we elected to freeze our U.S. salaried defined benefit pension plan effective December 31, 2006. In conjunction with this, we established a new defined contribution retirement plan for our salaried employees effective January 1, 2007. Our contributions to this plan will be determined as a percentage of each covered employee’s salary and are expected to be in the range of $18 million to $25 million in 2007. For further information related to our pension and other postretirement benefit plans, see “— Other Matters — Pension and Other Postretirement Benefit Plans” and Note 10, “Pension and Other Postretirement Benefit Plans,” to the consolidated financial statements included in this Report.

Off-Balance Sheet Arrangements

Asset-Backed Securitization Facility —

We have in place an asset-backed securitization facility (the “ABS facility”), which provides for maximum purchases of adjusted accounts receivable of $150 million as of December 31, 2006. Although we utilized the ABS facility throughout 2006, as of December 31, 2006, there were no accounts receivable sold under this facility. The level of funding utilized under this facility is based on the credit ratings of our major customers, the level of aggregate accounts receivable in a specific month and our funding requirements. Should our major customers experience further reductions in their credit ratings, we may be unable or choose not to utilize the ABS facility in the future. Should this occur, we would utilize our new credit agreement to replace the funding currently provided by the ABS facility. In addition, the ABS facility providers can elect to discontinue the program in the event that our senior secured debt credit rating declines to below B- or B3 by Standard & Poor’s Ratings Services or Moody’s Investors Service, respectively. In October 2006, the ABS facility was amended to extend the termination date from October 2006 to October 2007. No assurances can be given that the ABS facility will be extended upon its maturity. For further information related to the ABS facility, see Note 14, “Financial Instruments,” to the consolidated financial statements included in this Report.

Guarantees and Commitments —

We previously guaranteed the residual value of certain of our leased assets. In October 2006, the residual value guarantees were released in conjunction with the expiration of the related leases. We were not required to make any payments related to these residual value guarantees. In addition, we guarantee 39% of certain of the debt of Total Interior Systems — America, LLC, 40% of certain of the debt of Beijing Lear Dymos Automotive Seating and Interior Co., Ltd. and 60% of certain of the debt of Honduras Electrical Distribution Systems S. de R.L. de C.V. The percentages of debt guaranteed of these entities are based on our ownership percentages. As of December 31, 2006, the aggregate amount of debt guaranteed was approximately $18 million.

Under the agreement relating to the divestiture of our North American interior business, we will be obligated to fund up to an additional $40 million to the IAC North America joint venture in the event that the joint venture does not meet certain financial targets in 2007. For further information regarding the divestiture, please refer to the Asset Purchase Agreement with IAC North America and related documents, which have been incorporated by reference as exhibits to this Report.

Accounts Receivable Factoring

Certain of our European and Asian subsidiaries periodically factor their accounts receivable with financial institutions. Such receivables are factored without recourse to us and are excluded from accounts receivable in our consolidated balance sheets. As of December 31, 2006 and 2005, the amount of factored receivables was $256 million. We cannot provide any assurances that these factoring facilities will be available or utilized in the future.

Credit Ratings

The credit ratings below are not recommendations to buy, sell or hold our securities and are subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

The credit ratings of our senior secured and unsecured debt as of the date of this Report are shown below. Following the announcement of the Merger Agreement with affiliates of American Real Estate Partners, L.P., Standard & Poor’s Ratings Services lowered our corporate credit rating to B from B+ and the credit rating on our unsecured debt to CCC+ from B-. All three rating agencies put our ratings on watch in anticipation of a potential change in our capital structure following completion of the transaction.

For our senior secured debt, the rating of Fitch Ratings is two levels below investment grade, while the ratings of Standard & Poor’s Ratings Services and Moody’s Investors Service are four and five levels below investment grade, respectively. For our senior unsecured debt, the rating of Fitch Ratings is five levels below investment grade, while the ratings of Moody’s Investors Service and Standard & Poor’s Ratings Services are six and seven levels below investment grade, respectively.

	Standard & Poor’s	Moody’s	Fitch
	Ratings Services	Investors Service	Ratings

Credit rating of senior secured debt	B+	B2	BB
Corporate rating	B	B2	B
Credit rating of senior unsecured debt	CCC+	B3	B
Ratings outlook	Credit Watch/Negative	Review for possible	Rating Watch/Negative
downgrade

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

In November 2004, our Board of Directors approved a new common stock repurchase program which permitted the discretionary repurchase of up to 5,000,000 shares of our common stock through November 15, 2006, as disclosed in our Current Report on Form 8-K dated November 11, 2004. This stock repurchase program replaced the program described above. Under this program, we repurchased 490,900 shares of our outstanding common stock at an average purchase price of $51.72 per share, excluding commissions of $0.03 per share, in 2005. There were no additional shares of our common stock repurchased under this program, and the program was not extended beyond November 15, 2006.

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

Foreign Exchange

Operating results may be impacted by our buying, selling and financing in currencies other than the functional currency of our operating companies (“transactional exposure”). We mitigate this risk by entering into forward foreign exchange, futures and option contracts. The foreign exchange contracts are executed with banks that we believe are creditworthy. Gains and losses related to foreign exchange contracts are deferred where appropriate and included in the measurement of the foreign currency transaction subject to the hedge. Gains and losses incurred related to foreign exchange contracts are generally offset by the direct effects of currency movements on the underlying transactions.

Our most significant foreign currency transactional exposures relate to the Mexican peso and the Canadian dollar, as well as the Euro and other European currencies. We have performed a quantitative analysis of our overall currency rate exposure as of December 31, 2006. The potential earnings benefit related to net transactional exposures from a hypothetical 10% strengthening of the U.S. dollar relative to all other currencies for 2007 is approximately $24 million. The potential adverse earnings impact related to net transactional exposures from a similar strengthening of the Euro relative to all other currencies for 2007 is approximately $7 million.

As of December 31, 2006, foreign exchange contracts representing $812 million of notional amount were outstanding with maturities of less than twelve months. As of December 31, 2006, the fair market value of these contracts was approximately $17 million. A 10% change in the value of the U.S. dollar relative to all other currencies would result in a $25 million change in the aggregate fair market value of these contracts. A 10% change in the value of the Euro relative to all other currencies would result in a $28 million change in the aggregate fair market value of these contracts.

There are certain shortcomings inherent in the sensitivity analysis presented. The analysis assumes that all currencies would uniformly strengthen or weaken relative to the U.S. dollar or Euro. In reality, some currencies may strengthen while others may weaken, causing the earnings impact to increase or decrease depending on the currency and the direction of the rate movement.

In addition to the transactional exposure described above, our operating results are impacted by the translation of our foreign operating income into U.S. dollars (“translation exposure”). In 2006, net sales outside of the United States accounted for 63% of our consolidated net sales. We do not enter into foreign exchange contracts to mitigate this exposure.

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

We have performed a quantitative analysis of our overall interest rate exposure as of December 31, 2006. This analysis assumes an instantaneous 100 basis point parallel shift in interest rates at all points of the yield curve. The potential adverse earnings impact from this hypothetical increase for 2007 is approximately $5 million.

As of December 31, 2006, interest rate swap contracts representing $800 million of notional amount were outstanding with maturity dates of August 2007 through September 2011. All of these contracts are designated as cash flow hedges and modify the variable rate characteristics of our variable rate debt instruments. The fair market value of all outstanding interest rate swap contracts is subject to changes in value due to changes in interest rates. As of December 31, 2006, the fair market value of these contracts was approximately negative $3 million. A 100 basis point parallel shift in interest rates would result in a $15 million change in the aggregate fair market value of these contracts.

Commodity Prices

We have commodity price risk with respect to purchases of certain raw materials, including steel, leather, resins, chemicals, copper and diesel fuel. In limited circumstances, we have used financial instruments to mitigate this risk. Increases in certain raw material and commodity costs (principally steel, copper, resins and other oil-based commodities) had a material adverse impact on our operating results in 2005 and 2006.

We have developed and implemented strategies to mitigate or partially offset the impact of higher raw material, energy and commodity costs, which include aggressive cost reduction actions, the utilization of our cost technology optimization process, the selective in-sourcing of components where we have available capacity, the continued consolidation of our supply base, longer-term purchase commitments and the acceleration of low-cost country sourcing and engineering. However, due to the magnitude and duration of the increased raw material, energy and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers, offset only a portion of the adverse impact. In addition, higher crude oil prices can indirectly impact our operating results by adversely affecting demand for certain of our key light truck platforms. We expect that high raw material, energy and commodity costs will continue to have an adverse impact on our operating results in the foreseeable future. See Item 1A, “Risk Factors — High raw material costs may continue to have a significant adverse impact on our profitability,” and “—  Forward-Looking Statements.”

For further information related to the financial instruments described above, see Note 8, “Long-Term Debt,” and Note 14, “Financial Instruments,” to the consolidated financial statements included in this Report.

Other Matters

Legal and Environmental Matters

We are involved from time to time in legal proceedings and claims, including, without limitation, commercial or contractual disputes with our suppliers, competitors and customers. These disputes vary in nature and are usually resolved by negotiations between the parties.

On January 29, 2002, Seton Company (“Seton”), one of our leather suppliers, filed a suit alleging that we had breached a purported agreement to purchase leather from Seton for seats for the life of the General Motors

GMT 800 program. Seton filed the lawsuit in the U.S. District Court for the Eastern District of Michigan seeking compensatory and exemplary damages totaling approximately $97 million, plus interest, on breach of contract and promissory estoppel claims. In May 2005, this case proceeded to trial, and the jury returned a $30 million verdict against us. On September 27, 2005, the Court denied our post-trial motions challenging the judgment and granted Seton’s motion to award prejudgment interest in the amount of approximately $5 million. On October 4, 2006, the Sixth Circuit Court of Appeals affirmed the judgment of the trial court. On October 18, 2006, we filed a Petition for Rehearing with the court which was denied on November 16, 2006. On December 7, 2006, the Court of Appeals issued a mandate indicating that the order affirming the judgment was final. In December 2006, we paid the principal and all remaining interest on the judgment.

On January 26, 2004, we filed a patent infringement lawsuit against Johnson Controls Inc. and Johnson Controls Interiors LLC (together, “JCI”) in the U.S. District Court for the Eastern District of Michigan alleging that JCI’s garage door opener products infringed certain of our radio frequency transmitter patents. JCI counterclaimed seeking a declaratory judgment that the subject patents are invalid and unenforceable, and that JCI is not infringing these patents. JCI also has filed motions for summary judgment asserting that its garage door opener products do not infringe our patents and that one of our patents is invalid and unenforceable. We are vigorously pursuing our claims against JCI. A trial date has not been scheduled.

After we filed our patent infringement action against JCI, affiliates of JCI sued one of our vendors and certain of the vendor’s employees in Ottawa County, Michigan Circuit Court on July 8, 2004, alleging misappropriation of trade secrets and disclosure of confidential information. The suit alleges that the defendants misappropriated and shared with us trade secrets involving JCI’s universal garage door opener product. JCI seeks to enjoin the defendants from selling or attempting to sell a competing product, as well as compensatory damages and attorney fees. We are not a defendant in this lawsuit; however, the agreements between us and the defendants contain customary indemnification provisions. We do not believe that our garage door opener product benefited from any allegedly misappropriated trade secrets or technology. However, JCI has sought discovery of certain information which we believe is confidential and proprietary, and we have intervened in the case as a non-party for the limited purpose of protecting our rights with respect to JCI’s discovery efforts. The trial has been rescheduled to October 2007.

On June 13, 2005, The Chamberlain Group (“Chamberlain”) filed a lawsuit against us and Ford Motor Company (“Ford”) in the Northern District of Illinois alleging patent infringement. Two counts were asserted against us and Ford based upon two Chamberlain rolling-code garage door opener system patents. Two additional counts were asserted against Ford only (not us) based upon different Chamberlain patents. The Chamberlain lawsuit was filed in connection with the marketing of our universal garage door opener system, which competes with a product offered by JCI. JCI obtained technology from Chamberlain to operate its product. In October 2005, JCI joined the lawsuit as a plaintiff along with Chamberlain. In October 2006, Ford was dismissed from the suit. JCI and Chamberlain have filed a motion for a preliminary injunction, and we are vigorously defending the claims asserted in this lawsuit. A trial date has not yet been scheduled.

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

All of the plaintiffs subsequently dismissed their claims for health effects and personal injury damages and the cases proceeded with approximately 280 plaintiffs alleging property damage claims only. In March 2005, the venue for these lawsuits was transferred from Lowndes County, Mississippi, to Lafayette County, Mississippi. In April 2005, certain plaintiffs filed an amended complaint alleging negligence, nuisance, intentional tort and conspiracy claims and seeking compensatory and punitive damages.

In the first quarter of 2006, co-defendant UTC entered into a settlement agreement with the plaintiffs. During the third quarter of 2006, we and co-defendant Johnson Electric entered into a settlement memorandum with the plaintiffs’ counsel outlining the terms of a global settlement, including establishing the requisite percentage of executed settlement agreements and releases that were required to be obtained from the individual plaintiffs for a final settlement to proceed. Since November 2006, we have reached a final settlement with respect to approximately 85% of the plaintiffs involving an aggregate payment of $875,000 and are in the process of attempting to resolve the remaining claims.

UTC, the former owner of UT Automotive, and Johnson Electric have each sought indemnification for losses associated with the Mississippi claims from us under the respective acquisition agreements, and we have claimed indemnification from them under the same agreements. In the first quarter of 2006, UTC filed a lawsuit against us in the State of Connecticut Superior Court, District of Hartford, seeking declaratory relief and indemnification from us for the settlement amount, attorney fees, costs and expenses UTC paid in settling and defending the Columbus, Mississippi lawsuits. In the second quarter of 2006, we filed a motion to dismiss this matter and filed a separate action against UTC and Johnson Electric in the State of Michigan, Circuit Court for the County of Oakland, seeking declaratory relief and indemnification from UTC or Johnson Electric for the settlement amount, attorney fees, costs and expenses we have paid, or will pay, in settling and defending the Columbus, Mississippi lawsuits. During the fourth quarter of 2006, UTC agreed to dismiss the lawsuit filed in the State of Connecticut Superior Court, District of Hartford and agreed to proceed with the lawsuit filed in the State of Michigan, Circuit Court for the County of Oakland. During the first quarter of 2007, Johnson Electric and UTC each filed counter-claims against us seeking declaratory relief and indemnification from us for the settlement amount, attorney fees, costs and expenses each has paid or will pay in settling and defending the Columbus, Mississippi lawsuits. To date, no company admits to, or has been found to have, an obligation to fully defend and indemnify any other. We intend to vigorously pursue our claims against UTC and Johnson Electric and believe that we are entitled to indemnification from either UTC or Johnson Electric for our losses. However, the ultimate outcome of these matters is unknown.

In April 2006, a former employee of ours filed a purported class action lawsuit in the U.S. District Court for the Eastern District of Michigan against us, members of our Board of Directors, members of our Employee Benefits Committee (the “EBC”) and certain members of our human resources personnel alleging violations of the Employment Retirement Income Security Act (“ERISA”) with respect to our retirement savings plans for salaried and hourly employees. In the second quarter of 2006, we were served with three additional purported class action

ERISA lawsuits, each of which contained similar allegations against us, members of our Board of Directors, members of our EBC and certain members of our senior management and our human resources personnel. At the end of the second quarter of 2006, the court entered an order consolidating these four lawsuits. During the third quarter of 2006, plaintiffs filed their consolidated complaint, which alleges breaches of fiduciary duties substantially similar to those alleged in the four individually filed lawsuits. The consolidated complaint continues to name certain current and former members of the Board of Directors and the EBC and certain members of senior management and adds certain other current and former members of the EBC. The consolidated complaint generally alleges that the defendants breached their fiduciary duties to plan participants in connection with the administration of our retirement savings plans for salaried and hourly employees. The fiduciary duty claims are largely based on allegations of breaches of the fiduciary duties of prudence and loyalty and of over-concentration of plan assets in our common stock. The plaintiffs purport to bring these claims on behalf of the plans and all persons who were participants in or beneficiaries of the plans from October 21, 2004, to the present and seek to recover losses allegedly suffered by the plans. The complaints do not specify the amount of damages sought. During the fourth quarter of 2006, the defendants filed a motion to dismiss all defendants and all counts in the consolidated complaint. No determination has been made that a class action can be maintained, and there have been no decisions on the merits of the cases. We intend to vigorously defend the consolidated lawsuit.

Between February 9, 2007 and February 21, 2007, certain stockholders filed six purported class action lawsuits against us, certain members of our Board of Directors and American Real Estate Partners, L.P. and certain of its affiliates (collectively, “AREP”). Three of the lawsuits were filed in the Delaware Court of Chancery and have since been consolidated into a single action. Three of the lawsuits were filed in Michigan Circuit Court. The class action complaints, which are substantially similar, generally allege that the Merger Agreement unfairly limits the process of selling Lear and that certain members of our Board of Directors have breached their fiduciary duties in connection with the Merger Agreement and have acted with conflicts of interest in approving the Merger Agreement. The lawsuits seek to enjoin the merger, to invalidate the Merger Agreement and to enjoin the operation of certain provisions of the Merger Agreement, a declaration that certain members of our Board of Directors breached their fiduciary duties in approving the Merger Agreement and an award of unspecified damages or rescission in the event that the proposed merger with AREP is completed. On February 23, 2007, the plaintiffs in the consolidated Delaware action filed a consolidated amended complaint, a motion for expedited proceedings and a motion to preliminarily enjoin the merger contemplated by the Merger Agreement. We believe that the lawsuits are without merit and intend to defend against them vigorously.

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

Certain Tax Matters

UT Automotive

Prior to our acquisition of UT Automotive from UTC in May 1999, one of our subsidiaries purchased the stock of a UT Automotive subsidiary. In connection with the acquisition, we agreed to indemnify UTC for certain matters, including tax consequences if the Internal Revenue Service (the “IRS”) overturned UTC’s tax treatment of the transaction. On June 28, 2006, this matter was settled with the Appeals Office of the IRS. As a result of the IRS settlement in the second quarter of 2006, we were required to make an indemnity payment to UTC of $21 million. The payment has been recorded as an adjustment to the original purchase price and allocated to goodwill in a manner consistent with the original purchase price allocation. The amount allocated to the Interiors —

Americas unit of $3 million was immediately written off as this unit’s goodwill is fully impaired. On September 1, 2006, we entered into a Payment Agreement and Limited Release with UTC in order to settle our indemnity obligation related to this issue. In connection with this agreement, we made a payment to UTC in the amount of $21 million, including interest up to the date of the agreement.

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

Pre-Production Costs Related to Long-Term Supply Arrangements

We incur pre-production engineering, research and development (“ER&D”) and tooling costs related to the products produced for our customers under long-term supply agreements. We expense all pre-production ER&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, we expense all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which the customer has not provided a non-cancelable right to use the tooling. During 2006 and 2005, we capitalized $122 million and $227 million, respectively, of pre-production ER&D costs for which reimbursement is contractually guaranteed by the customer. During 2006 and 2005, we also capitalized $449 million and $639 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling. During 2006 and 2005, we collected $765 million and $716 million, respectively, of cash related to ER&D and tooling costs.

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

Impairment of Goodwill

As of December 31, 2006 and 2005, we had recorded goodwill of approximately $2.0 billion and $1.9 billion, respectively. Goodwill is not amortized but is tested for impairment on at least an annual basis. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment, or decline in value, may have occurred. In conducting our impairment testing, we compare the fair value of each of our reporting units to the related net book value. If the fair value of a reporting unit exceeds its net book value, goodwill is considered not to be impaired. If the net book value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized. We conduct our annual impairment testing on the first day of the fourth quarter each year.

We utilize an income approach to estimate the fair value of each of our reporting units. The income approach is based on projected debt-free cash flow which is discounted to the present value using discount factors that consider the timing and risk of cash flows. We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance. This approach also mitigates the impact of cyclical trends that occur in the industry. Fair value is estimated using recent automotive industry and specific platform production volume projections, which are based on both third-party and internally-developed forecasts, as well as commercial, wage and benefit, inflation and discount rate assumptions. Other significant assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital requirements. While there are inherent uncertainties related to the assumptions used and to management’s application of these assumptions to this analysis, we believe that the income approach provides a reasonable estimate of the fair value of our reporting units.

Our 2006 annual goodwill impairment analysis, completed as of October 1, resulted in no impairment.

During the third and fourth quarters of 2005, events occurred which indicated a significant decline in the fair value of our interior segment, as well as an impairment of the related goodwill. These events included unfavorable operating results, primarily as a result of higher raw material costs, lower production volumes on key platforms, industry overcapacity, insufficient customer pricing and changes in certain customers’ sourcing strategies, as well as our decision to evaluate strategic alternatives with respect to this segment. We evaluated the net book value of goodwill within our interior segment by comparing the fair value of the reporting unit to the related net book value. As a result, we recorded total goodwill impairment charges of $1.0 billion in 2005 related to the interior segment. We also recognized a $3 million goodwill impairment charge related to this segment during the second quarter of 2006. The goodwill resulted from a $19 million purchase price adjustment for an indemnification claim related to our acquisition of UT Automotive from UTC in May 1999. See Note 12, “Commitments and Contingencies,” to the consolidated financial statements included in this Report.

Impairment of Long-Lived Assets

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

We recorded fixed asset impairment charges related to certain operating locations within our interior segment of $10 million and $82 million in the years ended December 31, 2006 and 2005, respectively. The remaining fixed assets of our North American interior business were written down to zero in the fourth quarter of 2006 as a result of entering into the agreement relating to the divestiture of our North American interior business. See “— Overview — Interior Segment.”

In the years ended December 31, 2006 and 2005, we also recognized fixed asset impairment charges of $6 million and $15 million, respectively, in conjunction with our restructuring actions. In the year ended December 31, 2004, we recognized fixed asset impairment charges of $3 million related to certain facility consolidations. We have certain other facilities that have generated operating losses in recent years. The results of the related impairment analyses indicated that impairment of the fixed assets was not required. However, we will continue to monitor the operating plans of these facilities for potential impairment.

These fixed asset impairment charges are recorded in cost of sales in the consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004.

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

Pension and Other Postretirement Benefit Plans

In 2006, we elected to freeze our U.S. salaried defined benefit pension plan effective December 31, 2006. In conjunction with this, we established a new defined contribution retirement plan for our salaried employees effective January 1, 2007.

Approximately 24% of our active workforce is covered by defined benefit pension plans. Approximately 9% of our active workforce is covered by other postretirement benefit plans. Pension plans provide benefits based on plan-specific benefit formulas as defined by the applicable plan documents. Postretirement benefit plans generally provide for the continuation of medical benefits for all eligible employees. We also have contractual arrangements with certain employees which provide for

As of December 31, 2006 (based on a September 30, 2006 measurement date), our projected benefit obligations related to our pension and other postretirement benefit plans were $861 million and $268 million, respectively, and our unfunded pension and other postretirement benefit obligations were $287 million and $268 million, respectively. These benefit obligations were valued using a weighted average discount rate of 6.00% and 5.90% for domestic pension and other postretirement benefit plans, respectively, and 5.00% and 5.30% for foreign pension and other postretirement benefit plans, respectively. The determination of the discount rate is based on the construction of a hypothetical bond portfolio consisting of high-quality fixed income securities with durations that match the timing of expected benefit payments. Changes in the selected discount rate could have a material impact on our projected benefit obligations and the unfunded status of our pension and other postretirement benefit plans. Decreasing the discount rate by 1% would have increased the projected benefit obligations and unfunded status of our pension and other postretirement benefit plans by approximately $165 million and $50 million, respectively.

For the year ended December 31, 2006, pension and other postretirement net periodic benefit cost was $70 million and $31 million, respectively, and was determined using a variety of actuarial assumptions. Pension net periodic benefit cost in 2006 was calculated using a weighted average discount rate of 5.75% for domestic and 5.00% foreign plans and an expected return on plan assets of 8.25% for domestic and 6.90% for foreign plans. The expected return on plan assets is determined based on several factors, including adjusted historical returns, historical risk premiums for various asset classes and target asset allocations within the portfolio. Adjustments made to the historical returns are based on recent return experience in the equity and fixed income markets and the belief that deviations from historical returns are likely over the relevant investment horizon. Other postretirement net periodic benefit cost was calculated in 2006 using a discount rate of 5.70% and 5.30% for domestic and foreign plans, respectively. Adjustments to our actuarial assumptions could have a material adverse impact on our operating results. Decreasing the discount rate by 1% would have increased pension and other postretirement net periodic benefit cost by approximately $18 million and approximately $7 million, respectively, for the year ended December 31, 2006. Decreasing the expected return on plan assets by 1% would have increased pension net periodic benefit cost by approximately $5 million for the year ended December 31, 2006.

Aggregate pension and other postretirement net periodic benefit cost is forecasted to be approximately $60 million in 2007. This estimate is based on a weighted average discount rate of 6.00% and 5.00% for domestic and foreign pension plans, respectively, and 5.90% and 5.30% for domestic and foreign other postretirement benefit plans, respectively. Actual cost is also dependent on various other factors related to the employees covered by these plans. Additionally, this estimate does not include curtailment gains of $37 million and $15 million related to our pension and other postretirement benefit plans, respectively. The pension plan curtailment gain resulted from the suspension of the accrual of defined benefits related to our U.S. salaried defined benefit pension plan. The other postretirement benefit plan curtailment gain resulted from employee terminations associated with a facility closure in the fourth quarter of 2006. We use a September 30 measurement date for our U.S. pension and other postretirement benefit plans, and as these curtailments occurred after the measurement date, we will recognize the related curtailment gains in the first quarter of 2007.

We expect to contribute approximately $60 million to our domestic and foreign pension plan asset portfolios in 2007. Contributions to our pension plans are consistent with minimum funding requirements of the relevant governmental authorities. We may make contributions in excess of these minimums when we believe it is financially advantageous to do so and based on our other capital requirements. In addition, our future funding obligations may be affected by changes in applicable legal requirements.

Our contributions to the defined contribution retirement plan will be determined as a percentage of each covered employee’s salary and are expected to be in the range of $18 million to $25 million in 2007.

For further information related to our pension and other postretirement benefit plans, see Note 10, “Pension and Other Postretirement Benefit Plans,” to the consolidated financial statements included in this Report.

Revenue Recognition and Sales Commitments

We enter into agreements with our customers to produce products at the beginning of a vehicle’s life. Although such agreements do not provide for minimum quantities, once we enter into such agreements, we are generally required to fulfill our customers’ purchasing requirements for the entire production life of the vehicle. These agreements generally may be terminated by our customer at any time. Historically, terminations of these agreements have been minimal. In certain instances, we may be committed under existing agreements to supply products to our customers at selling prices which are not sufficient to cover the direct cost to produce such products. In such situations, we recognize losses as they are incurred.

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

Amounts billed to customers related to shipping and handling costs are included in net sales in our consolidated statements of operations. Shipping and handling costs are included in cost of sales in our consolidated statements of operations.

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

In the fourth quarter of 2005, we concluded that it was no longer more likely than not that we would realize our U.S. deferred tax assets. As a result, we provided a full valuation allowance in the amount of $255 million with respect to our net U.S. deferred tax assets. During 2006, we continued to incur losses in the United States for which no tax benefit was recorded. Our current and future provision for income taxes is significantly impacted by the recognition of valuation allowances in certain countries, particularly the United States. We intend to maintain these valuation allowances until it is more likely than not that the deferred taxes within these countries will be realized. Our future income tax expense will include no tax benefit with respect to losses and no tax expense with respect to income in these countries until the valuation allowance is eliminated.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During 2006, there were no material changes in the methods or policies used to establish estimates and assumptions. Generally, matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of intangible and fixed assets, unsettled pricing discussions with customers and suppliers, restructuring accruals, deferred tax asset valuation allowances and income taxes, pension and other postretirement benefit plan assumptions, accruals related to litigation, warranty and environmental remediation costs and self-insurance accruals. Actual results may differ from estimates provided.

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

The FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140.” This statement requires that all servicing assets and liabilities be initially measured at fair value. The provisions of this statement are to be applied prospectively to all servicing transactions beginning after September 15, 2006. The effects of adoption were not significant.

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

Pension and Other Postretirement Benefits

The FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires recognition of the funded status of a company’s defined benefit pension and postretirement benefit plans as an asset or liability on the balance sheet. Previously, under the provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” the asset or liability recorded on the balance sheet reflected the funded status of the plan, net of certain unrecognized items that qualified for delayed income statement recognition. Under SFAS No. 158, these previously unrecognized items are to be recorded in accumulated other comprehensive loss when the recognition provisions are adopted. We adopted the recognition provisions as of December 31, 2006, and the funded status of our defined benefit plans is reflected in our consolidated balance sheet as of December 31, 2006. In accordance with the transition provisions of SFAS No. 158, prior periods have not been restated. The incremental effect of applying the recognition provisions of SFAS No. 158 on the our consolidated balance sheet as of December 31, 2006, is shown below (in millions):

	Before Adoption of		After Adoption of
	SFAS No. 158	Adjustments	SFAS No. 158

Intangible assets (other long-term assets)	$45.7	$(45.7)	$—
Liability for defined benefit plan obligations (current and long-term liabilities)	(420.3)	(120.9)	(541.2)
Accumulated other comprehensive loss (stockholders’ equity)	97.6	166.6	264.2

This statement also requires the measurement of defined benefit plan asset and liabilities as of the annual balance sheet date. Currently, we measure our plan assets and liabilities using an early measurement date of September 30, as allowed by the original provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The measurement date provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2008. We are currently evaluating the measurement date provisions of this statement.

Income Taxes

The FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes by establishing minimum standards for the recognition and measurement of tax positions taken or expected to be taken in a tax return. Under the requirements of FIN 48, we must review all of our uncertain tax positions and make a determination as to whether our position is more-likely-than-not to be sustained upon examination by regulatory authorities. If a position meets the more-likely-than-not criterion, then the related tax benefit is measured based on the cumulative probability analysis of the amount that is more-likely-than-not to be realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative impact of the initial adoption of FIN 48 will be reported as an adjustment to our beginning retained deficit balance in 2007. We are currently evaluating the impact of this interpretation on our financial statements.

Financial Statement Reporting

The SEC issued Staff Accounting Bulletin (“SAB”) No. 108. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The interpretive guidance is effective for financial statements covering fiscal years ending after November 15, 2006. The effect of adoption was not significant.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. The words “will,” “may,” “designed to,” “outlook,” “believes,” “should,” “anticipates,” “plans,” “expects,” “intends,” “estimates” and similar expressions identify these forward-looking statements. All statements contained or incorporated in this Report which address operating performance, events or developments that we expect or anticipate may occur in the future, including statements related to business opportunities, awarded sales contracts, sales backlog and on-going commercial arrangements or statements expressing views about future operating results, are forward-looking statements. Important factors, risks and uncertainties that may cause actual results to differ from those expressed in our forward-looking statements include, but are not limited to:

•	general economic conditions in the markets in which we operate, including changes in interest rates or currency exchange rates;

•	the financial condition of our customers or suppliers;

•	fluctuations in the production of vehicles for which we are a supplier;

•	disruptions in the relationships with our suppliers;

•	labor disputes involving us or our significant customers or suppliers or that otherwise affect us;

•	our ability to achieve cost reductions that offset or exceed customer-mandated selling price reductions;

•	the outcome of customer productivity negotiations;

•	the impact and timing of program launch costs;

•	the costs and timing of facility closures, business realignment or similar actions;

•	increases in our warranty or product liability costs;

•	risks associated with conducting business in foreign countries;

•	competitive conditions impacting our key customers and suppliers;

•	raw material costs and availability;

•	our ability to mitigate the significant impact of increases in raw material, energy and commodity costs;

•	the outcome of legal or regulatory proceedings to which we are or may become a party;

•	unanticipated changes in cash flow, including our ability to align our vendor payment terms with those of our customers;

•	the finalization of our restructuring strategy; and

•	other risks, described in Item 1A, “Risk Factors,” and from time to time in our other SEC filings.

Finally, the closing of the transaction contemplated by our Merger Agreement with affiliates of American Real Estate Partners, L.P. is subject to various conditions, including receipt of the affirmative vote of the holders of a majority of the outstanding shares of our common stock, antitrust approvals and other customary closing conditions. Our agreement to contribute essentially all of our North American interior business to a joint venture between us and WL Ross & Co. LLC with respect to our interior segment is also subject to various conditions, including the receipt of third-party consents, as well as other closing conditions customary for transactions of this type. No assurances can be given that these proposed transactions will be consummated on the terms contemplated or at all.

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

ITEM 8 — CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Lear Corporation

We have audited the accompanying consolidated balance sheets of Lear Corporation and Subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule for the three years in the period ended December 31, 2006, included in Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the three years in the period ended December 31, 2006, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2006 the Company changed its method of accounting for stock-based compensation.

As discussed in Note 10 to the consolidated financial statements, in 2006 the Company changed its method of accounting for pension and other postretirement benefit plans.

We have also audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan
February 20, 2007

Report of Independent Registered Public Accounting Firm on
Internal Control over Financial Reporting

To the Board of Directors and Shareholders of
Lear Corporation

We have audited management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting included in Item 9A(b), that Lear Corporation and Subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006, and the related financial statement schedule for the three years in the period ended December 31, 2006, and our report dated February 20, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan
February 20, 2007

LEAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,	2006	2005
	(In millions,
	except share data)

ASSETS
Current Assets:
Cash and cash equivalents	$502.7	$197.3
Accounts receivable	2,006.9	2,000.1
Inventories	581.5	595.6
Current assets of business held for sale	427.8	607.7
Other	371.4	445.7

Total current assets	3,890.3	3,846.4

Long-Term Assets:
Property, plant and equipment, net	1,471.7	1,614.7
Goodwill, net	1,996.7	1,939.8
Long-term assets of business held for sale	—	485.2
Other	491.8	402.3

Total long-term assets	3,960.2	4,442.0

	$7,850.5	$8,288.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$39.3	$23.4
Accounts payable and drafts	2,317.4	2,516.0
Accrued liabilities	1,099.3	1,008.6
Current liabilities of business held for sale	405.7	549.3
Current portion of long-term debt	25.6	9.4

Total current liabilities	3,887.3	4,106.7

Long-Term Liabilities:
Long-term debt	2,434.5	2,243.1
Long-term liabilities of business held for sale	48.5	27.6
Other	878.2	800.0

Total long-term liabilities	3,361.2	3,070.7

Stockholders’ Equity:
Common stock, par value $0.01 per share, 150,000,000 shares authorized, 81,984,306 shares and 73,281,653 shares issued as of December 31, 2006 and 2005, respectively	0.7	0.7
Additional paid-in capital	1,338.1	1,108.6
Common stock held in treasury, 5,732,316 shares and 6,094,847 shares as of December 31, 2006 and 2005, respectively, at cost	(210.2)	(225.5)
Retained earnings (deficit)	(362.5)	361.8
Accumulated other comprehensive loss	(164.1)	(134.6)

Total stockholders’ equity	602.0	1,111.0

	$7,850.5	$8,288.4

The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Year Ended December 31,	2006	2005	2004
	(In million, except per share data)

Net sales	$17,838.9	$17,089.2	$16,960.0
Cost of sales	16,911.2	16,353.2	15,557.9
Selling, general and administrative expenses	646.7	630.6	633.7
Goodwill impairment charges	2.9	1,012.8	—
Loss on divestiture of Interior business	636.0	—	—
Interest expense	209.8	183.2	165.5
Other expense, net	85.7	38.0	38.6

Income (loss) before provision for income taxes, minority interests in consolidated subsidiaries, equity in net (income) loss of affiliates and cumulative effect of a change in accounting principle	(653.4)	(1,128.6)	564.3
Provision for income taxes	54.9	194.3	128.0
Minority interests in consolidated subsidiaries	18.3	7.2	16.7
Equity in net (income) loss of affiliates	(16.2)	51.4	(2.6)

Income (loss) before cumulative effect of a change in accounting principle	(710.4)	(1,381.5)	422.2
Cumulative effect of a change in accounting principle	2.9	—	—

Net income (loss)	$(707.5)	$(1,381.5)	$422.2

Basic net income (loss) per share:
Income (loss) before cumulative effect of a change in accounting principle	$(10.35)	$(20.57)	$6.18
Cumulative effect of change in accounting principle	0.04	—	—

Basic net income (loss) per share	$(10.31)	$(20.57)	$6.18

Diluted net income (loss) per share:
Income (loss) before cumulative effect of a change in accounting principle	$(10.35)	$(20.57)	$5.77
Cumulative effect of change in accounting principle	0.04	—	—

Diluted net income (loss) per share	$(10.31)	$(20.57)	$5.77

The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

December 31,	2006	2005	2004
	(In millions, except share data)

Common Stock
Balance at beginning and end of period	$0.7	$0.7	$0.7

Additional Paid-in Capital
Balance at beginning of period	$1,108.6	$1,064.4	$1,027.7
Net proceeds from the issuance of 8,695,653 shares of common stock	199.2	—	—
Stock-based compensation	30.7	43.8	26.4
Cumulative effect of a change in accounting principle	(0.4)	—	—
Tax benefit of stock options exercised	—	0.4	10.3

Balance at end of period	$1,338.1	$1,108.6	$1,064.4

Treasury Stock
Balance at beginning of period	$(225.5)	$(204.1)	$(110.8)
Issuances of 362,531 shares at an average price of $42.40	15.3	—	—
Purchases of 490,900 shares at an average price of $51.75	—	(25.4)	—
Issuances of 126,529 shares at an average price of $31.99	—	4.0	—
Purchases of 1,834,300 shares at an average price of $53.29	—	—	(97.7)
Issuances of 395,126 shares at an average price of $11.12 per share in settlement of stock-based compensation	—	—	4.4

Balance at end of period	$(210.2)	$(225.5)	$(204.1)

Retained Earnings (Deficit)
Balance at beginning of period	$361.8	$1,810.5	$1,441.8
Net income (loss)	(707.5)	(1,381.5)	422.2
Dividends declared of $0.25 per share in 2006, $1.00 per share in 2005 and $0.80 per share in 2004	(16.8)	(67.2)	(53.5)

Balance at end of period	$(362.5)	$361.8	$1,810.5

Accumulated Other Comprehensive Income (Loss)
Defined Benefit Plans
Balance at beginning of period	$(115.0)	$(72.6)	$(62.2)
Defined benefit plan adjustments	17.4	(42.4)	(10.4)
Adoption of SFAS No. 158	(166.6)	—	—

Balance at end of period	$(264.2)	$(115.0)	$(72.6)

Derivative Instruments and Hedging Activities
Balance at beginning of period	$9.0	$17.4	$(13.7)
Derivative instruments and hedging activities adjustments	5.7	(8.4)	31.1

Balance at end of period	$14.7	$9.0	$17.4

Cumulative Translation Adjustments
Balance at beginning of period	$(86.8)	$65.6	$(61.5)
Cumulative translation adjustments	90.7	(152.4)	127.1

Balance at end of period	$3.9	$(86.8)	$65.6

Deferred Income Tax Asset
Balance at beginning of period	$58.2	$48.2	$35.5
Deferred income tax asset adjustments	23.3	10.0	12.7

Balance at end of period	$81.5	$58.2	$48.2

Accumulated other comprehensive income (loss)	$(164.1)	$(134.6)	$58.6

Total Stockholders’ Equity	$602.0	$1,111.0	$2,730.1

Comprehensive Income (Loss)
Net income (loss)	$(707.5)	$(1,381.5)	$422.2
Defined benefit plan adjustments	17.4	(42.4)	(10.4)
Derivative instruments and hedging activities adjustments	5.7	(8.4)	31.1
Cumulative translation adjustments	90.7	(152.4)	127.1
Deferred income tax asset adjustments	23.3	10.0	12.7

Comprehensive Income (Loss)	$(570.4)	$(1,574.7)	$582.7

The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended December 31,	2006	2005	2004
	(In millions)

Cash Flows from Operating Activities:
Net income (loss)	$(707.5)	$(1,381.5)	$422.2
Adjustments to reconcile net income (loss) to net cash provided by operating activities —
Cumulative effect of a change in accounting principle	(2.9)	—	—
Goodwill impairment charges	2.9	1,012.8	—
Loss on divestiture of Interior business	636.0	—	—
Fixed asset impairment charges	15.8	97.4	3.0
Deferred tax provision (benefit)	(55.0)	44.7	8.7
Equity in net (income) loss of affiliates	(16.2)	51.4	(2.6)
Depreciation and amortization	392.2	393.4	355.1
Net change in recoverable customer engineering and tooling	194.9	(112.5)	(32.5)
Net change in working capital items	(110.1)	9.7	(62.4)
Net change in sold accounts receivable	(178.0)	411.1	(70.4)
Other, net	113.2	34.3	54.8

Net cash provided by operating activities	285.3	560.8	675.9

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(347.6)	(568.4)	(429.0)
Cost of acquisitions, net of cash acquired	(30.5)	(11.8)	(103.0)
Net proceeds from disposition of businesses and other assets	65.9	33.3	56.3
Other, net	—	5.3	3.2

Net cash used in investing activities	(312.2)	(541.6)	(472.5)

Cash Flows from Financing Activities:
Issuance of senior notes	900.0	—	399.2
Repayment of senior notes	(1,356.9)	(600.0)	—
Primary credit facility borrowings, net	597.0	400.0	—
Other long-term debt repayments, net	(36.5)	(32.7)	(49.4)
Short-term debt repayments, net	(11.8)	(23.8)	(29.8)
Net proceeds from the sale of common stock	199.2	—	—
Dividends paid	(16.8)	(67.2)	(68.0)
Proceeds from exercise of stock options	0.2	4.7	24.4
Repurchase of common stock	—	(25.4)	(97.7)
Increase (decrease) in drafts	3.0	(3.3)	(12.6)
Other, net	—	0.7	—

Net cash provided by (used in) financing activities	277.4	(347.0)	166.1

Effect of foreign currency translation	54.9	(59.8)	46.1

Net Change in Cash and Cash Equivalents	305.4	(387.6)	415.6

Cash and Cash Equivalents at Beginning of Year	197.3	584.9	169.3

Cash and Cash Equivalents at End of Year	$502.7	$197.3	$584.9

Changes in Working Capital:
Accounts receivable	$153.2	$(250.3)	$(147.7)
Inventories	29.4	(76.9)	(7.0)
Accounts payable	(358.9)	298.1	189.8
Accrued liabilities and other	66.2	38.8	(97.5)

Net change in working capital items	$(110.1)	$9.7	$(62.4)

Supplementary Disclosure:
Cash paid for interest	$218.5	$172.6	$153.5

Cash paid for income taxes, net of refunds received of $30.7 in 2006, $76.7 in 2005 and $52.7 in 2004	$84.8	$112.7	$140.0

The accompanying notes are an integral part of these consolidated financial statements.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(1)  Basis of Presentation

The consolidated financial statements include the accounts of Lear Corporation (“Lear” or the “Parent”), a Delaware corporation and the wholly owned and less than wholly owned subsidiaries controlled by Lear (collectively, the “Company”). In addition, Lear consolidates variable interest entities in which it bears a majority of the risk of the entities’ potential losses or stands to gain from a majority of the entities’ expected returns. Investments in affiliates in which Lear does not have control, but does have the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method (Note 6, “Investments in Affiliates and Other Related Party Transactions”).

The Company and its affiliates design and manufacture complete automotive seat systems, electrical distribution systems and various electronic products. The Company also supplies automotive interior systems and components, including instrument panels and cockpit systems, headliners and overhead systems, door panels and flooring and acoustic systems. The Company’s main customers are automotive original equipment manufacturers. The Company operates facilities worldwide (Note 13, “Segment Reporting”).

(2)  Summary of Significant Accounting Policies

Assets and Liabilities of Business Held for Sale

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company classifies the assets and liabilities of a business as held for sale when management approves and commits to a formal plan of sale and it is probable that the sale will be completed. The carrying value of the net assets of the business held for sale are then recorded at the lower of their carrying value or fair market value, less costs to sell. As of December 31, 2006, the assets and liabilities of the Company’s North American interior business are classified as held for sale and all prior period balance sheet information has been restated (Note 3, “Divestiture of Interior Business”).

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of ninety days or less.

Accounts Receivable

The Company records accounts receivable as its products are shipped to its customers. The Company’s customers are the major automotive manufacturers in the world. The Company records accounts receivable reserves for known collectibility issues, as such issues relate to specific transactions or customer balances. As of December 31, 2006 and 2005, accounts receivable are reflected net of reserves of $14.9 million and $20.4 million, respectively. The Company writes off accounts receivable when it becomes apparent based upon age or customer circumstances that such amounts will not be collected. Generally, the Company does not require collateral for its accounts receivable.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. The Company records inventory reserves for inventory in excess of production and/or forecasted requirements and for obsolete inventory in production and service inventories. As of December 31, 2006 and 2005, inventories are

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

reflected net of reserves of $87.1 million and $85.7 million, respectively. A summary of inventories is shown below (in millions):

December 31,	2006	2005

Raw materials	$439.9	$449.2
Work-in-process	35.6	36.7
Finished goods	106.0	109.7

Inventories	$581.5	$595.6

Pre-Production Costs Related to Long-Term Supply Arrangements

The Company incurs pre-production engineering, research and development (“ER&D”) and tooling costs related to the products produced for its customers under long-term supply agreements. The Company expenses all pre-production ER&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, the Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which the customer has not provided a non-cancelable right to use the tooling. During 2006 and 2005, the Company capitalized $122.0 million and $227.2 million, respectively, of pre-production ER&D costs for which reimbursement is contractually guaranteed by the customer. During 2006 and 2005, the Company also capitalized $449.0 million and $638.6 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling. These amounts are included in other current and other long-term assets in the consolidated balance sheets. During 2006 and 2005, the Company collected $765.0 million and $715.8 million, respectively, of cash related to ER&D and tooling costs.

During 2006 and 2005, the Company capitalized $17.4 million and $44.4 million, respectively, of Company-owned tooling. These amounts are included in property, plant and equipment, net, in the consolidated balance sheets.

The classification of capitalized pre-production ER&D and tooling costs related to long-term supply agreements is shown below (in millions):

December 31,	2006	2005

Current	$87.7	$160.4
Long-term	116.2	146.9

Recoverable customer engineering and tooling	$203.9	$307.3

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

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciable property is depreciated over the estimated useful lives of the assets, using principally the straight-line method as follows:

Buildings and improvements	20 to 40 years
Machinery and equipment	5 to 15 years

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

A summary of property, plant and equipment is shown below (in millions):

December 31,	2006	2005

Land	$131.0	$131.5
Buildings and improvements	516.7	572.8
Machinery and equipment	2,077.5	2,116.0
Construction in progress	60.7	56.1

Total property, plant and equipment	2,785.9	2,876.4
Less — accumulated depreciation	(1,314.2)	(1,261.7)

Net property, plant and equipment	$1,471.7	$1,614.7

Depreciation expense was $387.0 million, $388.5 million and $350.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Costs associated with the repair and maintenance of the Company’s property, plant and equipment are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency or safety of the Company’s property, plant and equipment are capitalized and depreciated over the remaining life of the related asset.

Impairment of Goodwill

Goodwill is not amortized but is tested for impairment on at least an annual basis. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment, or decline in value, may have occurred. In conducting its impairment testing, the Company compares the fair value of each of its reporting units to the related net book value. If the fair value of a reporting unit exceeds its net book value, goodwill is considered not to be impaired. If the net book value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized. The Company conducts its annual impairment testing on the first day of the fourth quarter each year.

The Company utilizes an income approach to estimate the fair value of each of its reporting units. The income approach is based on projected debt-free cash flow which is discounted to the present value using discount factors that consider the timing and risk of cash flows. The Company believes that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance. This approach also mitigates the impact of cyclical trends that occur in the industry. Fair value is estimated using recent automotive industry and specific platform production volume projections, which are based on both third-party and internally-developed forecasts, as well as commercial, wage and benefit, inflation and discount rate assumptions. Other significant assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital requirements. While there are inherent uncertainties related to the assumptions used and to management’s application of these assumptions to this analysis, the Company believes that the income approach provides a reasonable estimate of the fair value of its reporting units.

The Company’s 2006 annual goodwill impairment analysis, completed as of October 1, resulted in no impairment.

During the third and fourth quarters of 2005, events occurred which indicated a significant decline in the fair value of the Company’s interior segment, as well as an impairment of the related goodwill. These events included unfavorable operating results, primarily as a result of higher raw material costs, lower production volumes on key platforms, industry overcapacity, insufficient customer pricing and changes in certain customers’ sourcing strategies, as well as the Company’s decision to evaluate strategic alternatives with respect to this segment. The Company evaluated the net book value of goodwill within its interior segment by comparing the fair value of the reporting unit to the related net book value. As a result, the Company recorded total goodwill impairment charges of

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

$1.0 billion in 2005 related to the interior segment. The Company also recognized a $2.9 million goodwill impairment charge related to this segment during the second quarter of 2006. The goodwill resulted from a $19.0 million purchase price adjustment for an indemnification claim related to the Company’s acquisition of UT Automotive, Inc. (“UT Automotive”) from United Technologies Corporation (“UTC”) in May 1999. The purchase price adjustment was allocated to the Company’s electronic and electrical and interior segments (Note 12, “Commitments and Contingencies”).

A summary of the changes in the carrying amount of goodwill, by reportable operating segment, for each of the two years in the period ended December 31, 2006, is shown below (in millions):

		Electronic and
	Seating	Electrical	Interior	Total

Balance as of January 1, 2005	$1,075.7	$945.9	$1,017.8	$3,039.4
Goodwill impairment charges	—	—	(1,012.8)	(1,012.8)
Foreign currency translation and other	(41.5)	(40.3)	(5.0)	(86.8)

Balance as of December 31, 2005	$1,034.2	$905.6	$—	$1,939.8

Purchase price adjustment	—	16.1	2.9	19.0
Goodwill impairment charges	—	—	(2.9)	(2.9)
Foreign currency translation and other	26.5	14.3	—	40.8

Balance as of December 31, 2006	$1,060.7	$936.0	$—	$1,996.7

Intangible Assets

The Company’s intangible assets acquired through business acquisitions are valued based on independent appraisals. A summary of intangible assets as of December 31, 2006 and 2005, is shown below (in millions):

				Weighted
	Gross			Average
	Carrying	Accumulated	Net Carrying	Useful Life
	Value	Amortization	Value	(Years)

Technology	$2.8	$(0.8)	$2.0	10.0
Customer contracts	23.0	(8.4)	14.6	7.7
Customer relationships	29.8	(4.5)	25.3	19.0

Balance as of December 31, 2006	$55.6	$(13.7)	$41.9	14.7

				Weighted
	Gross			Average
	Carrying	Accumulated	Net Carrying	Useful Life
	Value	Amortization	Value	(Years)

Technology	$2.8	$(0.4)	$2.4	10.0
Customer contracts	20.8	(4.9)	15.9	7.7
Customer relationships	27.2	(2.4)	24.8	18.8

Balance as of December 31, 2005	$50.8	$(7.7)	$43.1	14.2

Excluding the impact of any future acquisitions, the Company’s estimated annual amortization expense is approximately $5.0 million in each of the three succeeding years, decreasing to approximately $4.5 and $4.0 million in the two years thereafter.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Impairment of Long-Lived Assets

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

The Company recorded fixed asset impairment charges related to certain operating locations within its interior segment of $10.0 million and $82.3 million in the years ended December 31, 2006 and 2005, respectively. The remaining fixed assets of the Company’s North American interior business were written down to zero in the fourth quarter of 2006 as a result of entering into the agreement relating to the divestiture of the North American interior business (Note 3, “Divestiture of Interior Business”).

In the years ended December 31, 2006 and 2005, the Company also recognized fixed asset impairment charges of $5.8 million and $15.1 million, respectively, in conjunction with its restructuring actions. In the year ended December 31, 2004, the Company recognized fixed asset impairment charges of $3.0 million related to certain facility consolidations. See Note 5, “Restructuring.” The Company has certain other facilities that have generated operating losses in recent years. The results of the related impairment analyses indicated that impairment of the fixed assets was not required. However, the Company will continue to monitor the operating plans of these facilities for potential impairment.

These fixed asset impairment charges are recorded in cost of sales in the consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004.

Revenue Recognition and Sales Commitments

The Company enters into agreements with its customers to produce products at the beginning of a vehicle’s life. Although such agreements do not provide for minimum quantities, once the Company enters into such agreements, the Company is generally required to fulfill its customers’ purchasing requirements for the entire production life of the vehicle. These agreements generally may be terminated by the customer at any time. Historically, terminations of these agreements have been minimal. In certain instances, the Company may be committed under existing agreements to supply products to its customers at selling prices which are not sufficient to cover the direct cost to produce such products. In such situations, the Company recognizes losses as they are incurred.

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

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Research and Development

Costs incurred in connection with the development of new products and manufacturing methods, to the extent not recoverable from the Company’s customers, are charged to selling, general and administrative expenses as incurred. These costs amounted to $169.8 million, $174.0 million and $197.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Other Expense, Net

Other expense includes state and local non-income related taxes, foreign exchange gains and losses, discounts and expenses associated with the Company’s asset-based securitization and factoring facilities, losses on the extinguishment of debt (see Note 8, “Long-Term Debt”), gains and losses on the sales of fixed assets and other miscellaneous income and expense. A summary of other expense is shown below (in millions):

For the Year Ended December 31,	2006	2005	2004

Other expense	$101.3	$41.8	$38.6
Other income	(15.6)	(3.8)	—

Other expense, net	$85.7	$38.0	$38.6

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

Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified prospective transition method and recognized income of $2.9 million as a cumulative effect of a change in accounting principle related to a change in accounting for forfeitures. There was no income tax effect resulting from this adoption (Note 9, “Income Taxes”). SFAS No. 123(R) requires the estimation of expected forfeitures at the grant date and the recognition of compensation cost only for those awards expected to vest. Previously, the Company accounted for forfeitures as they occurred. The adoption of SFAS No. 123(R) did not

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

result in the recognition of additional compensation cost related to outstanding unvested awards, as the Company recognized compensation cost using the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for all employee awards granted after January 1, 2003. The pro forma effect on net income (loss) and net income (loss) per share, as if the fair value recognition provisions had been applied to all outstanding and unvested awards granted prior to January 1, 2003, is shown below (in millions, except per share data):

For the Year Ended December 31,	2005	2004

Net income (loss), as reported	$(1,381.5)	$422.2
Add: Stock-based employee compensation expense included in reported net income (loss)	14.7	10.9
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(18.1)	(21.6)

Net income (loss), pro forma	$(1,384.9)	$411.5

Net income (loss) per share:
Basic — as reported	$(20.57)	$6.18
Basic — pro forma	$(20.62)	$6.03
Diluted — as reported	$(20.57)	$5.77
Diluted — pro forma	$(20.62)	$5.63

For the year ended December 31, 2006, total stock-based employee compensation expense was $32.0 million.

For further information related to the Company’s stock-based compensation programs, see Note 11, “Stock-Based Compensation.”

Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average common shares outstanding during the period. Diluted net income (loss) per share includes the dilutive effect of common stock equivalents using the average share price during the period. In addition, when the impact is dilutive, diluted net income per share is calculated by increasing net income for the after-tax interest expense on convertible debt and by increasing total shares outstanding by the number of shares that would be issuable upon conversion. Prior to the repurchase of substantially all of the Company’s outstanding zero-coupon convertible notes during 2006, there were 4,813,056 shares issuable upon conversion of the Company’s convertible zero-coupon senior notes. Tables summarizing net income (loss), for diluted net income (loss) per share (in millions) and shares outstanding are shown below:

For the Year Ended December 31,	2006	2005	2004

Net income (loss)	$(707.5)	$(1,381.5)	$422.2
Add: After-tax interest expense on convertible debt	—	—	9.3

Net income (loss), for diluted net income (loss) per share	$(707.5)	$(1,381.5)	$431.5

For the Year Ended December 31,	2006	2005	2004

Weighted average common shares outstanding	68,607,262	67,166,668	68,278,858
Dilutive effect of common stock equivalents	—	—	1,635,349
Shares issuable upon conversion of convertible debt	—	—	4,813,056

Diluted shares outstanding	68,607,262	67,166,668	74,727,263

For further information related to the zero-coupon convertible senior notes, see Note 8, “Long-Term Debt.”

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The shares issuable upon conversion of the Company’s outstanding zero-coupon convertible debt and the effect of common stock equivalents, including options, restricted stock units, performance units and stock appreciation rights were excluded from the computation of diluted shares outstanding for the years ended December 31, 2006 and 2005, as inclusion would have resulted in antidilution. A summary of these options and their exercise prices, as well as these restricted stock units, performance units and stock appreciation rights, is shown below:

For the Year Ended December 31,	2006	2005	2004

Options
Antidilutive options	2,790,305	2,983,405	—
Exercise prices	$22.12 – $55.33	$22.12 – $55.33	—
Restricted stock units	1,964,571	2,234,122	—
Performance units	169,909	123,672	—
Stock appreciation rights	1,751,854	1,215,046	—

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During 2006, there were no material changes in the methods or policies used to establish estimates and assumptions. Generally, matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of intangible and fixed assets and unsettled pricing discussions with customers and suppliers (Note 2, “Summary of Significant Accounting Policies”); restructuring accruals (Note 5, “Restructuring”); deferred tax asset valuation allowances and income taxes (Note 9, “Income Taxes”); pension and other postretirement benefit plan assumptions (Note 10, “Pension and Other Postretirement Benefit Plans”); accruals related to litigation, warranty and environmental remediation costs (Note 12, “Commitments and Contingencies”); and self-insurance accruals. Actual results may differ from estimates provided.

Reclassifications

Certain amounts in prior years’ financial statements have been reclassified to conform to the presentation used in the year ended December 31, 2006.

(3)  Divestiture of Interior Business

European Interior Business

On October 16, 2006, the Company completed the contribution of substantially all of its European interior business to International Automotive Components Group, LLC (“IAC Europe”), the Company’s joint venture with WL Ross & Co. LLC (“WL Ross”) and Franklin Mutual Advisers, LLC (“Franklin”), in exchange for a one-third equity interest. In connection with the transaction, the Company entered into various ancillary agreements providing the Company with customary minority shareholder rights and registration rights with respect to its equity interest in IAC Europe. The Company’s European interior business included substantially all of its interior components business in Europe (other than Italy and one facility in France), consisting of nine manufacturing facilities in five countries supplying door panels, overhead systems, instrument panels, cockpits and interior trim to various original equipment manufacturers. IAC Europe also owns the European interior business formerly held by Collins & Aikman Corporation.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

In connection with this transaction, the Company recorded the fair market value of its initial investment in IAC Europe at $105.6 million and recognized a pretax loss of approximately $29.1 million. This loss is recorded as part of the Company’s loss on divestiture of interior business in the statement of operations for the year ended December 31, 2006. The Company did not account for the divestiture of its European interior business as a discontinued operation due to its continuing involvement with IAC Europe. The Company’s investment in IAC Europe is accounted for under the equity method of accounting (Note 6, “Investments in Affiliates and Other Related Party Transactions”).

North American Interior Business

On November 30, 2006, the Company entered into an Asset Purchase Agreement with International Automotive Components Group North America, Inc. and International Automotive Components Group North America, LLC (together, “IAC North America”), WL Ross and Franklin, under which the Company agreed to transfer substantially all of the assets of the Company’s North American interior business, as well as interests in two China joint ventures and $25 million of cash, to IAC North America. Under the terms of the agreement, the Company will receive a 25% equity interest in IAC North America and warrants to purchase an additional 7% equity interest. In addition, under the terms of the agreement, the Company will be obligated to fund up to an additional $40 million to the IAC North America joint venture, in the event that the joint venture does not meet certain financial targets in 2007. The Asset Purchase Agreement also contains a closing date net working capital adjustment provision and requires the Company to have a minimum level of recoverable customer engineering and tooling as of the closing date. The closing of the transaction contemplated by the agreement is subject to various conditions, including the receipt of required third-party consents, as well as other closing conditions customary for transactions of this type. The transaction is expected to close in the first quarter of 2007.

The Company accounted for the North American interior business as held for sale as of December 31, 2006, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the Company recorded an estimated pretax loss of $606.9 million to adjust the net carrying value of the assets and liabilities of the North American interior business to their recovery value under the terms of the agreement. The Company expects to incur additional losses on the divestiture through the transaction closure date. The total pretax loss is expected to be in the range of $650 million to $675 million. The Company will not account for the divestiture as a discontinued operation due to its continuing involvement with IAC North America. The Company will account for its investment in IAC North America under the equity method of accounting effective upon the closing of the transaction. The major classes of the assets and liabilities of the Company’s North American interior business that are classified as held for sale in the Company’s consolidated balance sheets are shown below (in millions):

December 31,	2006	2005

Cash and cash equivalents	$19.2	$10.3
Accounts receivable	284.5	337.5
Inventories	69.2	92.7
Recoverable customer engineering and tooling	52.7	157.2
Other current assets	2.2	10.0

Current assets of business held for sale	427.8	607.7

Property, plant and equipment, net	—	404.5
Other long-term assets	—	80.7

Long-term assets of business held for sale	—	485.2

Total assets of business held for sale	$427.8	$1,092.9

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

December 31,	2006	2005

Accounts payable and drafts	323.7	477.6
Accrued liabilities	79.8	71.7
Current portion of long-term debt	2.2	—

Current liabilities of business held for sale	405.7	549.3

Long-term debt	19.6	—
Other long-term liabilities	28.9	27.6

Long-term liabilities of business held for sale	48.5	27.6

Total liabilities of business held for sale	$454.2	$576.9

The total assets of business held for sale include recoverable customer engineering and tooling contracts and other monetary assets amounting to $92.9 million for which valuation allowances have been recorded in consolidation in order to determine the loss on the transaction. The fair value of these monetary assets approximates the carrying value indicated above before any valuation allowances.

For further information on the operating results of the Company’s interior business, see Note 13, “Segment Reporting.”

(4)  Sale of Common Stock

On November 8, 2006, the Company completed the sale of 8,695,653 shares of common stock for an aggregate purchase price of $23 per share to affiliates of and funds managed by Carl C. Icahn. The net proceeds from the sale of $199.2 million will be used for general corporate purposes, including strategic investments in the Company’s core businesses.

(5)  Restructuring

2006 and 2005

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

In connection with the restructuring actions, the Company currently expects to incur pre-tax costs of approximately $300 million, although all aspects of the restructuring actions have not been finalized. Such costs will include employee termination benefits, asset impairment charges and contract termination costs, as well as other incremental costs resulting from the restructuring actions. These incremental costs will principally include equipment and personnel relocation costs. The Company also expects to incur incremental manufacturing inefficiency costs at the operating locations impacted by the restructuring actions during the related restructuring implementation period. Restructuring costs will be recognized in the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States. Generally, charges will be recorded as elements of the restructuring strategy are finalized. Actual costs recorded in the Company’s consolidated financial statements may vary from current estimates.

In connection with the Company’s restructuring actions, the Company recorded charges of $93.2 million in 2006. This consists of $81.9 million recorded as cost of sales and $17.2 million recorded as selling, general and administrative expenses, offset by net gains on the sales of two facilities and machinery and equipment, which are recorded as other expense, net. The 2006 charges consist of employee termination benefits of $79.3 million, asset impairment charges of $5.8 million and contract termination costs of $6.5 million, as well as other net costs of

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

$1.6 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations. Asset impairment charges relate to the disposal of buildings, leasehold improvements and machinery and equipment with carrying values of $5.8 million in excess of related estimated fair values. Contract termination costs include lease cancellation costs of $0.8 million, which was paid in 2006, the repayment of various government-sponsored grants of $0.7 million, costs associated with the termination of subcontractor and other relationships of $4.1 million and pension benefit curtailment charges of $0.9 million.

A summary of the 2006 restructuring charges, excluding the $0.9 million pension and other postretirement benefit plan curtailments, is shown below (in millions):

	Accrual as of				Accrual as of
	December 31,		Utilization		December 31,
	2005	Charges	Cash	Non-cash	2006

Employee termination benefits	$15.1	$79.3	$(58.0)	$—	$36.4
Asset impairments	—	5.8	—	(5.8)	—
Contract termination costs	5.0	5.6	(7.2)	—	3.4
Other related costs	—	1.6	(1.6)	—	—

Total	$20.1	$92.3	$(66.8)	$(5.8)	$39.8

In connection with the Company’s restructuring actions, the Company recorded charges of $88.9 million in 2005, including $84.6 million recorded as cost of sales and $6.2 million recorded as selling, general and administrative expenses. The remaining amounts include a gain on the sale of a facility, which is recorded as other expense, net. The 2005 charges consist of employee termination benefits of $56.5 million, asset impairment charges of $15.1 million and contract termination costs of $13.5 million, as well as other net costs of $3.8 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations. Asset impairment charges relate to the disposal of buildings, leasehold improvements and machinery and equipment with carrying values of $15.1 million in excess of related estimated fair values. Contract termination costs include lease cancellation costs of $3.4 million, which are expected to be paid through 2006, the repayment of various government-sponsored grants of $4.8 million, the termination of joint venture, subcontractor and other relationships of $3.2 million and pension and other postretirement benefit plan curtailments of $2.1 million.

A summary of the 2005 restructuring charges, excluding the $2.1 million pension and other postretirement benefit plan curtailments, is shown below (in millions):

				Accrual as of
		Utilization		December 31,
	Charges	Cash	Non-cash	2005

Employee termination benefits	$56.5	$(41.4)	$—	$15.1
Asset impairments	15.1	—	(15.1)	—
Contract termination costs	11.4	(6.4)	—	5.0
Other related costs	3.8	(3.8)	—	—

Total	$86.8	$(51.6)	$(15.1)	$20.1

2004

In 2004, the Company recorded $7.8 million for employee termination benefits and asset impairments at two U.S. seating facilities. In addition, the Company also incurred $39.9 million in estimated costs related to additional facility consolidations and closures and census reductions.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(6)  Investments in Affiliates and Other Related Party Transactions

The Company’s beneficial ownership in affiliates accounted for under the equity method is shown below:

December 31,	2006	2005	2004

Honduras Electrical Distribution Systems S. de R.L. de C.V. (Honduras)	60%	60%	60%
Lear-Kyungshin Sales and Engineering LLC	60	60	60
Shanghai Lear STEC Automotive Parts Co., Ltd. (China)	55	55	55
Lear Shurlok Electronics (Proprietary) Limited (South Africa)	51	51	—
Industrias Cousin Freres, S.L. (Spain)	50	50	50
Hanil Lear India Private Limited (India)	50	50	50
Nanjing Lear Xindi Automotive Interiors Systems Co., Ltd. (China)	50	50	50
Lear Dongfeng Automotive Seating Co., Ltd. (China)	50	50	50
Dong Kwang Lear Yuhan Hoesa (Korea)	50	50	50
Tacle Seating USA, LLC	49	—	—
Jiangxi Jiangling Lear Interior Systems Co. Ltd. (China)	41	41	41
Beijing Lear Dymos Automotive Seating and Interior Co., Ltd. (China)	40	40	50
Total Interior Systems — America, LLC	39	39	39
UPM S.r.L. (Italy)	39	39	39
Markol Otomotiv Yan Sanayi VE Ticaret A.S. (Turkey)	35	35	35
International Automotive Components Group, LLC	33	—	—
Lear Diamond Electro-Circuit Systems Co., Ltd. (Japan)	—	50	50
RecepTec Holdings, L.L.C.	—	21	21
Shenyang Lear Automotive Seating and Interior Systems Co., Ltd. (China)	—	—	60
Lear Furukawa Corporation	—	—	51
Lear-NHK Seating and Interior Co., Ltd. (Japan)	—	—	50
Bing Assembly Systems, L.L.C.	—	—	49
JL Automotive, LLC	—	—	49
Precision Fabrics Group, Inc.	—	—	43
Klingel Italiana S.R.L. (Italy)	—	—	40

Summarized group financial information for affiliates accounted for under the equity method as of December 31, 2006 and 2005, and for the years ended December 31, 2006, 2005 and 2004, is shown below (unaudited; in millions):

December 31,	2006	2005

Balance sheet data:
Current assets	$580.1	$183.8
Non-current assets	317.2	64.5
Current liabilities	610.0	186.0
Non-current liabilities	12.9	16.5

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

For the Year Ended December 31,	2006	2005	2004

Income statement data:
Net sales	$956.8	$1,248.4	$1,127.1
Gross profit	50.7	56.1	87.7
Income before provision for income taxes	16.3	0.9	16.0
Net income (loss)	11.5	(4.2)	11.3

As of December 31, 2006 and 2005, the Company’s aggregate investment in affiliates was $141.3 million and $28.5 million, respectively. In addition, the Company had notes and advances due from affiliates of $12.8 million and $2.8 million as of December 31, 2006 and 2005, respectively.

A summary of transactions with affiliates and other related parties is shown below (in millions):

For the Year Ended December 31,	2006	2005	2004

Sales to affiliates	$35.8	$144.9	$140.3
Purchases from affiliates	51.1	224.9	120.9
Purchases from other related parties(1)	12.5	13.6	12.5
Management and other fees for services provided to affiliates	—	0.6	3.3
Dividends received from affiliates	1.6	5.3	3.2

(1)	Includes $4.0 million, $4.3 million and $3.5 million in 2006, 2005 and 2004, respectively, paid to CB Richard Ellis (formerly Trammell Crow Company in 2005 and 2004) for real estate brokerage, as well as property and project management services; includes $6.6 million, $7.0 million and $7.3 million in 2006, 2005 and 2004, respectively, paid to Analysts International, Sequoia Services Group for the purchase of computer equipment and for computer-related services; includes $0.5 million, $0.4 million and $0.4 million in 2006, 2005 and 2004, respectively, paid to Elite Support Management Group, L.L.C. for the provision of information technology temporary support personnel; includes $1.4 million, $1.9 million and $1.3 million in 2006, 2005 and 2004, respectively, paid to Creative Seating Innovations, Inc. for prototype tooling and parts; and includes $0.7 million and $2.4 million in 2006 and 2005, respectively, paid to the Materials Group for plastic resins. Each entity employed a relative of the Company’s Chairman and Chief Executive Officer in 2006. In addition, Elite Support Management and Creative Seating Innovations were each partially owned by relatives of the Company’s Chairman and Chief Executive Officer in 2006. As a result, such entities may be deemed to be related parties. These purchases were made in the ordinary course of the Company’s business and in accordance with the Company’s normal procedures for engaging service providers or normal sourcing procedures for suppliers, as applicable.

The Company’s investments in Honduras Electrical Distribution Systems S. de R.L. de C.V., Lear-Kyungshin Sales and Engineering LLC and Shanghai Lear STEC Automotive Parts Co., Ltd. are accounted for under the equity method as the result of certain approval rights granted to the minority shareholder.

The Company guarantees 60% of certain of the debt of Honduras Electrical Distribution Systems S. de R.L. de C.V., 40% of certain of the debt of Beijing Lear Dymos Automotive Seating and Interior Co., Ltd. and 39% of certain of the debt of Total Interior Systems — America, LLC. As of December 31, 2006, the amount of debt guaranteed by the Company was $17.9 million.

2006

In October 2006, the Company completed the contribution of substantially all of its European interior business to International Automotive Components Group, LLC, a joint venture the Company formed with WL Ross and Franklin (Note 3, “Divestiture of Interior Business”). In February 2006, the Company formed Tacle Seating USA, LLC, a joint venture with Tachi-S Engineering U.S.A., Inc., to manufacture and supply seat systems.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Also in 2006, the Company divested its ownership interest in RecepTec Holdings, L.L.C, recognizing a gain of $13.4 million, which is reflected in equity in net (income) loss in affiliates in the consolidated statement of operations for the year ended December 31, 2006. In addition, the Company and its joint venture partner dissolved Lear Diamond Electro-Circuit Systems Co., Ltd.

2005

In December 2005, the Company engaged in the restructuring of two of its previously unconsolidated affiliates, Bing Assembly Systems, L.L.C. (“BAS”) and JL Automotive, LLC (“JLA”), which involved capital restructurings, changes in the investors and amendments to the related operating agreements. Each venture assembles, sequences and manufactures automotive interior components. These restructurings resulted in the recognition of a $29.8 million loss, which is reflected in equity in net (income) loss of affiliates in the accompanying statement of operations for the year ended December 31, 2005. In addition, as part of the restructurings, a new joint venture partner, Comer Holdings, LLC, acquired a 51% ownership interest in Integrated Manufacturing and Assembly, LLC (formerly BAS) and CL Automotive, LLC (formerly JLA) with Lear retaining a 49% ownership interest in both of these ventures. Upon the completion of these restructurings, which were effective December 31, 2005, it was determined that both of these ventures are variable interest entities and that the Company is the primary beneficiary due to its financing of the ventures through member loans and through various amendments to the respective operating agreements. Accordingly, the assets and liabilities of these ventures are reflected in the Company’s consolidated financial statements. The equity interests of the ventures not owned by the Company are reflected as minority interests in the Company’s consolidated financial statements as of December 31, 2005. The operating results of these ventures are included in the consolidated statements of operations from the date of consolidation, December 31, 2005.

In January 2005, the Company acquired an additional 29% of Lear Furukawa Corporation (“Lear Furukawa”) for $2.3 million, increasing its ownership interest to 80%. The acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed are reflected in the Company’s consolidated financial statements. The operating results of Lear Furukawa are included in the consolidated statement of operations from the date of acquisition. The operating results of the Company, after giving pro forma effect to this acquisition, are not materially different from reported results. Previously, Lear Furukawa was accounted for under the equity method as shareholder resolutions required a two-thirds majority vote for approval of corporate actions.

In July 2005, the Company began reflecting the financial position and results of operations of Shenyang Lear Automotive Seating and Interior Systems Co., Ltd. (“Shenyang”) in its consolidated financial statements, due to a change in the approval rights granted to the minority shareholder. Previously, Shenyang was accounted for under the equity method as certain shareholder resolutions required unanimous shareholder approval.

Also in 2005, the Company divested its ownership interest in Precision Fabrics Group, Inc. (“Precision Fabrics”) and recognized a charge of $16.9 million. This charge is reflected in equity in net (income) loss of affiliates in the consolidated statement of operations for the year ended December 31, 2005. In addition, in 2005, the Company sold its ownership interests in Klingel Italiana S.R.L and dissolved Lear-NHK Seating and Interior Co., Ltd.

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

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Also in 2004, the Company sold its ownership interests in Corporate Eagle Two, L.L.C., Saturn Electronics Texas, L.L.C. and Nawon Ind. Co., Ltd. (“Nawon”).

In conjunction with the acquisition of GHW Grote & Hartmann GmbH in July 2004, the Company assumed a 40% ownership interest in Klingel Italiana S.R.L.

(7)  Short-Term Borrowings

The Company utilizes other uncommitted lines of credit as needed for its short-term working capital fluctuations. As of December 31, 2006, the Company had unused unsecured lines of credit available from banks of $165.0 million, subject to certain restrictions imposed by the New Credit Agreement (Note 8, “Long-Term Debt”). As of December 31, 2006 and 2005, the weighted average interest rate on outstanding borrowings was 4.0% and 5.0%, respectively.

(8)  Long-Term Debt

A summary of long-term debt and the related weighted average interest rates, including the effect of hedging activities described in Note 14, “Financial Instruments,” is shown below (in millions):

December 31,	2006		2005
		Weighted		Weighted
	Long-Term	Average	Long-Term	Average
Debt Instrument	Debt	Interest Rate	Debt	Interest Rate

Amended and Restated Primary Credit Facility	$997.0	7.49%	$400.0	5.67%
8.50% Senior Notes, due 2013	300.0	8.50%	—	—
8.75% Senior Notes, due 2016	600.0	8.75%	—	—
5.75% Senior Notes, due 2014	399.3	5.635%	399.3	5.635%
Zero-Coupon Convertible Senior Notes, due 2022	3.6	4.75%	300.1	4.75%
8.125% Senior Notes, due 2008	73.3	8.125%	295.6	8.125%
8.11% Senior Notes, due 2009	41.4	8.11%	800.0	8.35%
Other	45.5	7.06%	57.5	6.34%

	2,460.1		2,252.5
Less — current portion	(25.6)		(9.4)

Long-term debt	$2,434.5		$2,243.1

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

Of the $1.0 billion proceeds under the term loan facility, $400.0 million was used to repay the term loan facility under the Company’s prior primary credit facility and $521.1 million was used to repurchase outstanding zero-coupon convertible senior notes with an accreted value of $303.2 million, Euro 13.0 million aggregate principal

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

amount of the Company’s senior notes due 2008 and $206.6 million aggregate principal amount of the Company’s senior notes due 2009. In connection with these transactions, the Company recognized a net gain of $0.6 million on the extinguishment of debt, which is included in other expense, net in the consolidated statement of operations for the year ended December 31, 2006.

As of December 31, 2006, the Company had $997.0 million in borrowings outstanding under the New Credit Agreement, all of which were outstanding under the term loan facility. There were no revolving borrowings outstanding. As of December 31, 2006, the commitment fee on the $1.7 billion revolving credit facility was 0.50% per annum. Borrowings and repayments under the Company’s New Credit Agreement (as well as predecessor facilities) are shown below (in millions):

Year	Borrowings	Repayments

2006	$11,978.2	$11,381.2
2005	8,942.4	8,542.4
2004	4,153.1	4,153.1

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

As discussed above, during the second quarter of 2006, the Company repurchased substantially all of the Convertible Notes with borrowings under its New Credit Agreement. As of December 31, 2006, notes with an accreted value of $3.6 million were outstanding.

Other Senior Notes

In November 2006, the Company issued $300 million aggregate principal amount of unsecured 8.50% senior notes due 2013 (the “2013 Notes”) and $600 million aggregate principal amount of unsecured 8.75% senior notes due 2016 (the “2016 Notes”). The notes are unsecured and rank equally with the Company’s other unsecured senior indebtedness, including the Company’s other senior notes. The proceeds from these notes were used to repurchase the Company’s senior notes due 2008 (the “2008 Notes”) and senior notes due 2009 (the “2009 Notes”). The Company repurchased 2008 Notes and 2009 Notes with an aggregate principal amount of Euro 181.4 million and $552.0 million, respectively, for an aggregate purchase price of $835.8 million, including related fees. In connection with these transactions, the Company recognized a loss of $48.5 million on the extinguishment of debt, which is included in other expense, net in the consolidated statement of operations for the year ended December 31, 2006. In January 2007, the Company completed an exchange offer of the 2013 Notes and the 2016 Notes for substantially identical notes registered under the Securities Act of 1933, as amended. Interest on both the 2013 Notes and 2016 Notes is payable on June 1 and December 1 of each year.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company may redeem all or part of the 2013 Notes and the 2016 Notes, at its option, at any time subsequent to December 1, 2010, in the case of the 2013 Notes, and December 1, 2011, in the case of the 2016 Notes, at the redemption prices set forth below, together with any interest accrued but not yet paid to the date of redemption. These redemption prices, expressed as a percentage of the principal amount due, are set forth below:

Twelve-Month Period Commencing December 1,	2013 Notes	2016 Notes

2010	104.250%	N/A
2011	102.125%	104.375%
2012	100.0%	102.917%
2013	100.0%	101.458%
2014 and thereafter	100.0%	100.0%

The Company may redeem all or part of the 2013 Notes and the 2016 Notes, at its option, at any time prior to December 1, 2010, in the case of the 2013 Notes, and December 1, 2011, in the case of the 2016 Notes, at the greater of (a) 100% of the principal amount of the notes to be redeemed or (b) the sum of the present values of the redemption price set forth above and the remaining scheduled interest payments from the redemption date through December 1, 2010, in the case of the 2013 Notes, or December 1, 2011, in the case of the 2016 Notes, discounted to the redemption date on a semiannual basis at the applicable treasury rate plus 50 basis points, together with any interest accrued but not yet paid to the date of redemption.

In addition to the senior notes discussed above, the Company has outstanding $399.3 million aggregate principal amount of senior notes due 2014 (the “2014 Notes”). Interest on the 2014 Notes is payable on February 1 and August 1 of each year. The Company also has outstanding Euro 55.6 million ($73.3 million based on the exchange rate in effect as of December 31, 2006) aggregate principal amount of 2008 Notes. Interest on the 2008 Notes is payable on April 1 and October 1 of each year. During 2006, the Company repurchased an aggregate principal amount of Euro 194.4 million ($257.0 million based on the exchange rates in effect as of the transaction dates) of the 2008 Notes using proceeds from the issuance of the 2013 Notes and 2016 Notes and borrowings under the New Credit Agreement. In addition, the Company has outstanding $41.4 million aggregate principal amount of 2009 Notes. Interest on the 2009 Notes is payable on May 15 and November 15 of each year. During 2006, the Company repurchased an aggregate principal amount of $758.6 million of the 2009 Notes using proceeds from the issuance of the 2013 Notes and 2016 Notes and borrowings under the New Credit Agreement.

The Company may redeem all or part of the 2014 Notes, the 2008 Notes and the 2009 Notes, at its option, at any time, at the greater of (a) 100% of the principal amount of the notes to be redeemed or (b) the sum of the present values of the remaining scheduled payments of principal and interest thereon from the redemption date to the maturity date, discounted to the redemption date on a semiannual basis at the applicable treasury rate plus 20 basis points in the case of the 2014 Notes, at the Bund rate plus 50 basis points in the case of the 2008 Notes and at the applicable treasury rate plus 50 basis points in the case of the 2009 Notes, together with any interest accrued but not yet paid to the date of the redemption.

Guarantees

The senior notes of the Company are senior unsecured obligations and rank pari passu in right of payment with all of the Company’s existing and future unsubordinated unsecured indebtedness. The Company’s obligations under the senior notes are guaranteed, on a joint and several basis, by certain of its subsidiaries, which are primarily domestic subsidiaries and all of which are directly or indirectly wholly owned by the Company (Note 18, “Supplemental Guarantor Condensed Consolidating Financial Statements”). The Company’s obligations under the New Credit Agreement are secured by a pledge of all or a portion of the capital stock of certain of its subsidiaries, including substantially all of its first-tier subsidiaries, and are partially secured by a security interest in the Company’s assets and the assets of certain of its domestic subsidiaries. In addition, the Company’s obligations

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

under the New Credit Agreement are guaranteed by the same subsidiaries that guarantee the Company’s obligations under the senior notes.

Covenants

The New Credit Agreement contains certain affirmative and negative covenants, including (i) limitations on fundamental changes involving the Company or its subsidiaries, asset sales and restricted payments, (ii) a limitation on indebtedness with a maturity shorter than the term loan facility, (iii) a limitation on aggregate subsidiary indebtedness to an amount which is no more than 4% of consolidated total assets, (iv) a limitation on aggregate secured indebtedness to an amount which is no more than $100 million and (v) requirements that the Company maintain an initial leverage ratio of not more than 4.0 to 1, as of December 31, 2006, with decreases over time and an initial interest coverage ratio of not less than 2.50 to 1 with increases over time.

The leverage and interest coverage ratios, as well as the related components of their computation, are defined in the New Credit Agreement. The leverage ratio is calculated as the ratio of consolidated indebtedness to consolidated operating profit. For the purpose of the covenant calculation, (i) consolidated indebtedness is generally defined as reported debt, net of cash and excludes transactions related to the Company’s asset-backed securitization and factoring facilities and (ii) consolidated operating profit is generally defined as net income excluding income taxes, interest expense, depreciation and amortization expense, other income and expense, minority interests in income of subsidiaries in excess of net equity earnings in affiliates, certain restructuring and other non-recurring charges, extraordinary gains and losses and other specified non-cash items. Consolidated operating profit is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under the Company’s primary credit facility. The interest coverage ratio is calculated as the ratio of consolidated operating profit to consolidated interest expense. For the purpose of the covenant calculation, consolidated interest expense is generally defined as interest expense plus any discounts or expenses related to the Company’s asset-backed securitization facility less amortization of deferred finance fees and interest income. As of December 31, 2006, the Company was in compliance with all covenants set forth in the New Credit Agreement. The Company’s leverage and interest coverage ratios were 2.4 to 1 and 4.2 to 1, respectively.

Reconciliations of (i) consolidated indebtedness to reported debt, (ii) consolidated operating profit to income before provision for income taxes and cumulative effect of a change in accounting principle and (iii) consolidated interest expense to reported interest expense are shown below (in millions):

December 31,
2006

Consolidated indebtedness	$1,996.7
Cash and cash equivalents	502.7

Reported debt	$2,499.4

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Year Ended
December 31,
2006

Consolidated operating profit	$835.9
Depreciation and amortization	(392.2)
Consolidated interest expense	(200.4)
Loss on divestiture of interior business	(636.0)
Other expense, net (excluding certain costs related to asset-backed securitization facility)	(77.7)
Restructuring charges	(105.5)
Impairment charges	(12.9)
Other non-cash items	(64.6)

Loss before provision for income taxes, minority interests in consolidated subsidiaries, equity in net income of affiliates and cumulative effect of a change in accounting principle	$(653.4)

Consolidated interest expense	$200.4
Certain costs related to asset-backed securitization facility	(8.0)
Amortization of deferred financing fees	8.7
Bank facility and other fees	8.7

Reported interest expense	$209.8

The New Credit Agreement also contains customary events of default, including an event of default triggered by a change of control of the Company. The senior notes due 2013 and 2016 (having an aggregate principal amount outstanding of $900 million as of December 31, 2006) provide holders of the notes the right to require the Company to repurchase all or any part of their notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, upon a “change of control” (as defined in the indenture governing the notes). The transaction contemplated by the Agreement and Plan of Merger with affiliates of American Real Estate Partners, L.P. would not constitute a change of control for these purposes (Note 17, “Subsequent Event”). The indentures governing the Company’s other senior notes do not contain a change in control repurchase obligation.

With the exception of the Convertible Notes, the senior notes also contain covenants restricting the ability of the Company and its subsidiaries to incur liens and to enter into sale and leaseback transactions. With respect to the indenture governing the Company’s Convertible Notes, the Company received consents from a majority of the holders of the Convertible Notes allowing the Company to execute a supplemental indenture which eliminated the covenants and related provisions in the indenture that restricted the Company’s ability to incur liens and to enter into sale and leaseback transactions. As of December 31, 2006, the Company was in compliance with all covenants and other requirements set forth in its senior notes.

Other

As of December 31, 2006, other long-term debt was principally made up of amounts outstanding under term loans and capital leases.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Scheduled Maturities

As of December 31, 2006, the scheduled maturities of long-term debt for the five succeeding years are shown below (in millions):

Year	Maturities

2007	$25.6
2008	85.9
2009	53.1
2010	10.7
2011	8.6

(9)  Income Taxes

A summary of income (loss) before provision for income taxes, minority interests in consolidated subsidiaries and equity in net (income) loss of affiliates and the components of provision for income taxes is shown below (in millions):

For the Year Ended December 31,	2006	2005	2004

Income (loss) before provision for income taxes, minority interests in consolidated subsidiaries, equity in net (income) loss of affiliates and cumulative effect of a change in accounting principle
Domestic	$(785.3)	$(1,520.8)	$47.7
Foreign	131.9	392.2	516.6

	$(653.4)	$(1,128.6)	$564.3

Domestic provision for income taxes:
Current provision (benefit)	$30.6	$(12.9)	$7.2
Deferred provision (benefit)	(1.6)	65.3	(4.0)

Total domestic provision	29.0	52.4	3.2

Foreign provision for income taxes:
Current provision	79.3	162.5	112.1
Deferred provision (benefit)	(53.4)	(20.6)	12.7

Total foreign provision	25.9	141.9	124.8

Provision for income taxes	$54.9	$194.3	$128.0

The domestic provision includes withholding taxes related to dividends and royalties paid by the Company’s foreign subsidiaries. The foreign deferred provision (benefit) includes the benefit of prior unrecognized net operating loss carryforwards of $14.1 million, $1.8 million and $5.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

A summary of the differences between the provision (benefit) for income taxes calculated at the United States federal statutory income tax rate of 35% and the consolidated provision for income taxes is shown below (in millions):

For the Year Ended December 31,	2006	2005	2004

Income (loss) before provision for income taxes, minority interests in consolidated subsidiaries, equity in net (income) loss of affiliates and cumulative effect of a change in accounting principle multiplied by the United States federal statutory rate	$(228.7)	$(395.0)	$197.5
Differences in income taxes on foreign earnings, losses and remittances	10.2	(34.0)	(46.5)
Valuation allowance adjustments	259.4	275.2	13.3
Research and development credits	(11.4)	(22.6)	(16.6)
Goodwill impairment	1.0	354.4	—
Investment credit / grants	(6.7)	(22.8)	(7.4)
Other	31.1	39.1	(12.3)

Provision for income taxes	$54.9	$194.3	$128.0

For the years ended December 31, 2006, 2005 and 2004, income in foreign jurisdictions with tax holidays was $109.2 million, $54.7 million and $143.4 million, respectively. Such tax holidays generally expire from 2007 through 2018.

Deferred income taxes represent temporary differences in the recognition of certain items for income tax and financial reporting purposes. A summary of the components of the net deferred income tax asset (liability) is shown below (in millions):

December 31,	2006	2005

Deferred income tax assets:
Tax loss carryforwards	$451.1	$259.0
Tax credit carryforwards	140.1	85.7
Retirement benefit plans	113.5	90.1
Accrued liabilities	66.7	71.7
Reserves related to current assets	41.1	29.7
Self-insurance reserves	19.6	20.6
Defined benefit plan liability adjustments	84.0	39.5
Deferred compensation	15.3	20.2
Recoverable customer engineering and tooling	—	57.5
Long-term asset basis differences	102.2	—
Derivative instruments and hedging	8.2	22.0
Other	0.2	—

	1,042.0	696.0
Valuation allowance	(843.9)	(478.3)

	$198.1	$217.7

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

December 31,	2006	2005

Deferred income tax liabilities:
Long-term asset basis differences	$—	$(137.4)
Recoverable customer engineering and tooling	(14.7)	—
Undistributed earnings of foreign subsidiaries	(106.4)	(86.8)
Other	—	(4.3)

	$(121.1)	$(228.5)

Net deferred income tax asset (liability)	$77.0	$(10.8)

During 2005, the Company concluded that it was no longer more likely than not that it would realize its U.S. deferred tax assets. As a result, in the fourth quarter of 2005, the Company recorded a tax charge of $300.3 million comprised of (i) a full valuation allowance in the amount of $255.0 million with respect to its net U.S. deferred tax assets and (ii) an increase in related tax reserves of $45.3 million. During 2006, the Company continued to incur losses in the United States for which no tax benefit was recorded and the related U.S. valuation allowance increased to $545.0 million. In addition, deferred tax assets have been fully offset by a valuation allowance in certain foreign jurisdictions due to a history of operating losses. The Company intends to maintain these valuation allowances until it is more likely than not that the deferred taxes within these countries will be realized. The classification of the net deferred income tax liability is shown below (in millions):

December 31,	2006	2005

Deferred income tax assets:
Current	$83.3	$138.6
Long-term	110.5	76.0
Deferred income tax liabilities:
Current	(20.8)	(33.3)
Long-term	(96.0)	(192.1)

Net deferred income tax asset (liability)	$77.0	$(10.8)

Deferred income taxes have not been provided on $975.6 million of certain undistributed earnings of the Company’s foreign subsidiaries as such amounts are considered to be permanently reinvested. It is not practicable to determine the unrecognized deferred income tax liability on these earnings because the actual tax liability on these earnings, if any, is dependent on circumstances existing when remittance occurs.

The Company operates in multiple jurisdictions throughout the world, and its tax returns are periodically audited or subject to review by both domestic and foreign tax authorities. The Company reviews its income tax positions on a continuous basis and records a tax reserve when it believes a liability is probable and can be reasonably estimated in accordance with SFAS No. 5, “Accounting for Contingencies.” The tax issues which resulted in reserves will be resolved on an item by item basis upon the occurrence of certain events, which may include the resolution of tax audits and the expiration of the statute of limitations for the relevant taxing authority to examine the Company’s tax position. In addition, the reserves may be affected by changes in tax laws, the issuance of new or proposed regulations or the availability of new information that impacts a tax exposure item. Reserves associated with income tax uncertainties are included in either accrued liabilities or other long-term liabilities and are not included as a component of deferred tax assets or liabilities. Interest and penalties, where applicable, are included in the tax reserves.

As of December 31, 2006, the Company had tax loss carryforwards of $1.5 billion. Of the total loss carryforwards, $872.0 million has no expiration date and $600.9 million expires from 2007 through 2026. In

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

addition, the Company had tax credit carryforwards of $140.1 million comprised principally of U.S. foreign tax credits, research and development credits and investment tax credits that generally expire between 2015 and 2026.

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

Obligations and Funded Status

A reconciliation of the change in benefit obligation, the change in plan assets and the net amount recognized in the consolidated balance sheets is shown below (based on a September 30 measurement date, in millions):

	Pension		Other Postretirement
December 31,	2006	2005	2006	2005

Change in benefit obligation:
Benefit obligation at beginning of year	$788.3	$630.8	$265.5	$222.1
Service cost	50.3	41.0	12.7	11.7
Interest cost	44.2	37.6	15.0	13.5
Amendments	3.5	5.6	—	(1.0)
Actuarial (gain) loss	(30.5)	96.0	(16.3)	22.4
Benefits paid	(24.9)	(21.6)	(9.1)	(7.8)
Curtailment (gain) loss	(4.6)	(1.7)	—	0.1
Special termination benefits	1.7	0.1	0.4	0.3
Settlements	—	(1.5)	—	—
Acquisitions, new plans and other	22.5	0.5	—	—
Translation adjustment	10.4	1.5	(0.3)	4.2

Benefit obligation at end of year	$860.9	$788.3	$267.9	$265.5

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	Pension		Other Postretirement
December 31,	2006	2005	2006	2005

Change in plan assets:
Fair value of plan assets at beginning of year	$474.2	$394.5	$—	$—
Actual return on plan assets	42.7	45.6	—	—
Employer contributions	69.5	48.7	9.1	7.8
Benefits paid	(24.9)	(21.6)	(9.1)	(7.8)
Settlements	—	(1.5)	—	—
Acquisitions, new plans and other	11.5	0.2	—	—
Translation adjustment	0.6	8.3	—	—

Fair value of plan assets at end of year	$573.6	$474.2	$—	$—

Funded status	$(287.3)	$(314.1)	$(267.9)	$(265.5)
Contributions between September 30 and December 31	11.9	15.8	2.1	1.8

	(275.4)	(298.3)	(265.8)	(263.7)
Unrecognized net actuarial loss		182.9		111.3
Unrecognized net transition (asset) obligation		(0.2)		8.9
Unrecognized prior service cost (credit)		50.5		(37.1)

Net amount recognized	$(275.4)	$(65.1)	$(265.8)	$(180.6)

Amounts recognized in the consolidated balance sheets:
Accrued liabilities	$(4.9)	$(19.8)	$(10.0)	$(7.6)
Other long-term liabilities	(270.5)	(208.8)	(255.8)	(173.0)
Other long-term assets (intangible asset)		48.5		—
Accumulated other comprehensive loss		115.0		—

Net amount recognized	$(275.4)	$(65.1)	$(265.8)	$(180.6)

As of December 31, 2006 and 2005, the accumulated benefit obligation for all of the Company’s pension plans was $766.2 million and $697.2 million, respectively. As of December 31, 2006, the majority of the Company’s pension plans had accumulated benefit obligations in excess of plan assets. As of December 31, 2005, all of the Company’s pension plans had accumulated benefit obligations in excess of plan assets. The projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets of pension plans with accumulated benefit obligations in excess of plan assets were $860.4 million, $765.9 million and $573.3 million, respectively, as of December 31, 2006, and $788.3 million, $697.2 million and $474.2 million, respectively, as of December 31, 2005.

New Accounting Pronouncement

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires recognition of the funded status of a company’s defined benefit pension and postretirement benefit plans as an asset or liability on the balance sheet. Previously, under the provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” the asset or liability recorded on the balance sheet reflected the funded status of the plan, net of certain unrecognized items that qualified for delayed income statement recognition. Under SFAS No. 158, these previously unrecognized items are to be recorded in accumulated other comprehensive loss

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

when the recognition provisions are adopted. The Company adopted the recognition provisions as of December 31, 2006, and the funded status of its defined benefit plans is reflected in its consolidated balance sheet as of December 31, 2006. In accordance with the transition provisions of SFAS No. 158, prior periods have not been restated. The incremental effect of applying the recognition provisions of SFAS No. 158 on the Company’s consolidated balance sheet as of December 31, 2006, is shown below (in millions):

			After
	Before Adoption of		Adoption of
	SFAS No. 158	Adjustments	SFAS No. 158

Intangible assets (other long-term assets)	$45.7	$(45.7)	$—
Liability for defined benefit plan obligations (current and long-term liabilities)	(420.3)	(120.9)	(541.2)
Accumulated other comprehensive loss — (stockholders’ equity)	97.6	166.6	264.2

See Note 16, “Accounting Pronouncements,” for a discussion of other provisions of SFAS No. 158 that have not yet been adopted by the Company.

Accumulated Other Comprehensive Loss

Amounts recorded in accumulated other comprehensive loss not yet recognized in net periodic benefit cost as of December 31, 2006, are shown below:

		Other
	Pension	Postretirement

Net actuarial loss	$150.1	$91.8
Net transition (asset) obligation	(0.1)	7.8
Prior service cost (credit)	47.9	(33.3)

	$197.9	$66.3

Amounts recorded in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost in the year ended December 31, 2007, are shown below (in millions):

		Other
	Pension	Postretirement

Amortization of actuarial loss	$3.1	$4.5
Amortization of net transition (asset) obligation	(0.1)	1.0
Amortization of prior service cost (credit)	4.7	(3.5)

	$7.7	$2.0

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Net Periodic Benefit Cost

The components of the Company’s net periodic benefit cost are shown below (in millions):

	Pension			Other Postretirement
For the Year Ended December 31,	2006	2005	2004	2006	2005	2004

Service cost	$50.3	$41.0	$36.7	$12.7	$11.7	$13.1
Interest cost	44.2	37.6	32.2	15.0	13.5	12.3
Expected return on plan assets	(39.4)	(30.2)	(24.3)	—	—	—
Amortization of actuarial loss	7.1	3.0	2.8	5.8	3.6	3.9
Amortization of transition (asset) obligation	(0.1)	(0.2)	(0.3)	1.0	1.1	1.2
Amortization of prior service cost (credit)	5.4	5.4	4.3	(3.7)	(3.1)	(2.8)
Special termination benefits	1.7	—	0.1	0.4	0.3	0.2
Settlement loss	—	1.0	0.5	—	—	—
Curtailment (gain) loss	0.9	0.5	1.9	—	1.4	(7.7)

Net periodic benefit cost	$70.1	$58.1	$53.9	$31.2	$28.5	$20.2

Assumptions

The weighted-average actuarial assumptions used in determining the benefit obligation are shown below:

	Pension		Other Postretirement
December 31,	2006	2005	2006	2005

Discount rate:
Domestic plans	6.00%	5.75%	5.90%	5.70%
Foreign plans	5.00%	5.00%	5.30%	5.30%
Rate of compensation increase:
Domestic plans	3.75%	3.75%	N/A	N/A
Foreign plans	4.00%	3.25%	N/A	N/A

The weighted-average actuarial assumptions used in determining net periodic benefit cost are shown below:

	Pension			Other Postretirement
For the Year Ended December 31,	2006	2005	2004	2006	2005	2004

Discount rate:
Domestic plans	5.75%	6.00%	6.25%	5.70%	6.00%	6.25%
Foreign plans	5.00%	6.00%	6.25%	5.30%	6.50%	6.50%
Expected return on plan assets:
Domestic plans	8.25%	7.75%	7.75%	N/A	N/A	N/A
Foreign plans	6.90%	7.00%	7.00%	N/A	N/A	N/A
Rate of compensation increase:
Domestic plans	3.75%	3.00%	3.00%	N/A	N/A	N/A
Foreign plans	3.90%	3.25%	3.25%	N/A	N/A	N/A

The expected return on plan assets is determined based on several factors, including adjusted historical returns, historical risk premiums for various asset classes and target asset allocations within the portfolio. Adjustments made

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

to the historical returns are based on recent return experience in the equity and fixed income markets and the belief that deviations from historical returns are likely over the relevant investment horizon.

For measurement purposes, domestic healthcare costs were assumed to increase 9% in 2007, grading down over time to 5% in seven years. Foreign healthcare costs were assumed to increase 7% in 2007, grading down over time to 4% in eleven years on a weighted average basis.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement benefit plans. A 1% increase in the assumed rate of healthcare cost increases each year would increase the postretirement benefit obligation as of December 31, 2006, by $59.1 million and increase the postretirement net periodic benefit cost by $7.0 million for the year then ended. A 1% decrease in the assumed rate of healthcare cost increases each year would decrease the postretirement benefit obligation as of December 31, 2006, by $46.2 million and decrease the postretirement net periodic benefit cost by $5.4 million for the year then ended.

Plan Assets

The Company’s pension plan asset allocations by asset category are shown below (based on a September 30 measurement date). Pension plan asset allocations for the foreign plans relate to the Company’s Canadian pension plans.

December 31,	2006	2005

Equity securities:
Domestic plans	69%	71%
Foreign plans	58%	59%
Debt securities:
Domestic plans	28%	27%
Foreign plans	36%	38%
Cash and other:
Domestic plans	3%	2%
Foreign plans	6%	3%

The Company’s investment policies incorporate an asset allocation strategy that emphasizes the long-term growth of capital. The Company believes this strategy is consistent with the long-term nature of plan liabilities and ultimate cash needs of the plans. For the domestic portfolio, the Company targets an equity allocation of 60% — 80% of plan assets, a fixed income allocation of 15% — 40% and cash allocation of 0% — 15%. For the foreign portfolio, the Company targets an equity allocation of 50% — 70% of plan assets, a fixed income allocation of 30% — 50% and a cash allocation of 0% — 10%. Differences in the target allocations of the domestic and foreign portfolios are reflective of differences in the underlying plan liabilities. Diversification within the investment portfolios is pursued by asset class and investment management style. The investment portfolios are reviewed on a quarterly basis to maintain the desired asset allocations, given the market performance of the asset classes and investment management styles.

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

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company evaluates investment manager performance against market indices which the Company believes are appropriate to the investment management style for which the investment manager has been retained. The Company’s investment policies incorporate an investment goal of aggregate portfolio returns which exceed the returns of the appropriate market indices by a reasonable spread over the relevant investment horizon.

Contributions

The Company expects to contribute approximately $60 million to its domestic and foreign pension plan asset portfolios in 2007. Contributions to the pension plans are consistent with minimum funding requirements of the relevant governmental authorities. The Company may make contributions in excess of these minimums when the Company believes it is financially advantageous to do so and based on its other capital requirements. In addition, the Company’s future funding obligations may be affected by changes in applicable legal requirements.

Benefit Payments

As of December 31, 2006, the Company’s estimate of expected benefit payments in each of the five succeeding years and in the aggregate for the five years thereafter are shown below (in millions):

		Other
	Pension	Postretirement

2007	$27.1	$10.0
2008	29.0	10.7
2009	31.1	11.5
2010	34.8	12.2
2011	37.6	12.6
Five years thereafter	241.9	73.5

Defined Contribution and Multi-employer Pension Plans

The Company also sponsors defined contribution plans and participates in government-sponsored programs in certain foreign countries. Contributions are determined as a percentage of each covered employee’s salary. The Company also participates in multi-employer pension plans for certain of its hourly employees. Contributions are based on collective bargaining agreements. For the years ended December 31, 2006, 2005 and 2004, the aggregate cost of the defined contribution and multi-employer pension plans was $22.7 million, $25.8 million and $25.1 million, respectively.

Subsequent Events

In 2006, the Company elected to freeze its U.S. salaried defined benefit pension plan effective December 31, 2006. In conjunction with this, the Company established a new defined contribution retirement plan for its salaried employees effective January 1, 2007. Contributions to this plan will be determined as a percentage of each covered employee’s salary and are expected to be in the range of $18 million to $25 million in 2007. Subsequent to the measurement date of September 30, 2006, the Company incurred curtailment gains of approximately $36.5 million and $14.7 million with respect to pension and other postretirement benefit plans, respectively. The pension plan curtailment gain resulted from the suspension of the accrual of defined benefits related to the Company’s U.S. salaried defined benefit pension plan. The other postretirement benefit plan curtailment gain resulted from employee terminations associated with a facility closure in the fourth quarter of 2006. The Company uses a September 30 measurement date for its U.S. pension and other postretirement benefit plans, and as these curtailments occurred after the measurement date, the related curtailment gains will be recognized by the Company in the first quarter of 2007.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(11)  Stock-Based Compensation

The Company has three plans under which it has issued stock options: the 1994 Stock Option Plan, the 1996 Stock Option Plan and the Long-Term Stock Incentive Plan. Options issued to date under these plans generally vest three years following the grant date and expire ten years from the issuance date.

A summary of option transactions during each of the three years in the period ended December 31, 2006, is shown below:

	Stock Options	Price Range

Outstanding as of January 1, 2004	4,002,625	$15.50 - $55.33
Expired or cancelled	(14,450)	$15.50 - $54.22
Exercised	(693,495)	$15.50 - $54.22

Outstanding as of December 31, 2004	3,294,680	$22.12 - $55.33
Expired or cancelled	(176,800)	$22.12 - $54.22
Exercised	(134,475)	$22.12 - $54.22

Outstanding as of December 31, 2005	2,983,405	$22.12 - $55.33
Expired or cancelled	(186,100)	$22.12 - $54.22
Exercised	(7,000)	$22.12

Outstanding as of December 31, 2006	2,790,305	$22.12 - $55.33

A summary of options outstanding as of December 31, 2006, is shown below:

Range of exercise prices	$22.12 - 27.25	$33.00 - 39.83	$41.83 - 42.32	$54.22 - 55.33
Options outstanding and exercisable:
Number outstanding and exercisable	215,475	795,080	1,389,300	390,450
Weighted average remaining contractual life (years)	3.16	3.56	5.42	1.56
Weighted average exercise price	$22.58	$36.98	$41.83	$54.27

As of December 31, 2005, 2,967,405 options were exercisable. During 2006, an additional 16,000 options became exercisable. As of December 31, 2006, all outstanding options were exercisable.

The Long-Term Stock Incentive Plan also permits the grants of stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units (collectively, “Incentive Units”) to officers and other key employees of the Company. As of December 31, 2006, the Company had outstanding stock-settled stock appreciation rights covering 1,751,854 shares with a weighted average exercise price of $28.99 per right and outstanding restricted stock and performance shares convertible into a maximum of 2,134,480 shares of common stock of the Company. Restricted stock and performance shares include 1,285,387 restricted stock units at no cost to the employee, 679,184 restricted stock units at a weighted average cost to the employee of $40.86 per unit and 169,909 performance shares at no cost to the employee. As of December 31, 2006, the Company also had outstanding 463,748 cash-settled stock appreciation rights with a weighted average exercise price of $28.74 per right.

Stock appreciation rights granted prior to 2006 vest on a graded basis over one to three years following the grant date and expire seven years from the grant date. Stock appreciation rights granted in 2006 vest three years following the grant date and expire seven years from the grant date. Restricted stock units granted prior to 2006 vest on a graded basis over two to five years following the grant date. Restricted stock units granted in 2006 vest on a graded basis over two to four years following the grant date. Performance shares vest three years following the grant date.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

A summary of Incentive Unit transactions during each of the three years in the period ended December 31, 2006, is shown below:

	Stock	Restricted
	Appreciation	Stock	Performance
	Rights(1)	Units	Shares(2)

Outstanding as of January 1, 2004	—	1,394,716	256,158
Granted	—	954,637	53,193
Expired or cancelled	—	(39,332)	(6,664)
Distributed	—	(476,337)	(93,660)

Outstanding as of December 31, 2004	—	1,833,684	209,027
Granted	1,215,046	605,811	56,733
Expired or cancelled	—	(74,528)	(67,452)
Distributed	—	(130,845)	(74,636)

Outstanding as of December 31, 2005	1,215,046	2,234,122	123,672
Granted	642,285	406,086	130,655
Expired or cancelled	(91,002)	(146,045)	(84,418)
Distributed or exercised	(14,475)	(529,592)	—

Outstanding as of December 31, 2006	1,751,854	1,964,571	169,909

(1)	Does not include cash-settled stock appreciation rights.

(2)	Performance shares reflected as “granted” are notional shares granted at the beginning of a three-year performance period whose eventual payout is subject to satisfaction of performance criteria. Performance shares reflected as “distributed” are those that are paid out in shares of common stock upon satisfaction of the performance criteria at the end of the three-year performance period.

As of December 31, 2005, all outstanding stock appreciation rights were nonvested. During 2006, 375,331 stock appreciation rights vested and 360,856 of these remain outstanding as of December 31, 2006. All outstanding restricted stock units and performance shares are nonvested. Restricted stock units and performance shares are distributed when vested. As of December 31, 2006, unrecognized compensation cost related to nonvested Incentive Units was $41.9 million. This amount is expected to be recognized over the next 1.6 years on a weighted average basis.

The fair values of the stock-settled stock appreciation right grants, which have a seven-year term, were estimated as of the grant dates using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yields of 0.00% in 2006 and 1.91% in 2005; expected life of 5 years in 2006 and 4 1/2 years in 2005; risk-free interest rate of 4.58% in 2006 and 4.40% in 2005; and expected volatility of 40.00% in 2006 and 2005. The weighted average fair value of the stock-settled stock appreciation right grants were $13.21 per right in 2006 and $9.30 per right in 2005.

(12)  Commitments and Contingencies

Legal and Other Contingencies

As of December 31, 2006 and December 31, 2005, the Company had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $18.0 million and $49.2 million, respectively. Such reserves reflect amounts recognized in accordance with accounting principles generally accepted in the United States and typically exclude the cost of legal representation. Product warranty liabilities are recorded separately from legal liabilities, as described below.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Commercial Disputes

The Company is involved from time to time in legal proceedings and claims, including, without limitation, commercial or contractual disputes with its suppliers, competitors and customers. These disputes vary in nature and are usually resolved by negotiations between the parties.

On January 29, 2002, Seton Company (“Seton”), one of the Company’s leather suppliers, filed a suit alleging that the Company had breached a purported agreement to purchase leather from Seton for seats for the life of the General Motors GMT 800 program. Seton filed the lawsuit in the U.S. District Court for the Eastern District of Michigan seeking compensatory and exemplary damages totaling approximately $96.5 million, plus interest, on breach of contract and promissory estoppel claims. In May 2005, this case proceeded to trial, and the jury returned a $30.0 million verdict against the Company. On September 27, 2005, the Court denied the Company’s post-trial motions challenging the judgment and granted Seton’s motion to award prejudgment interest in the amount of approximately $4.7 million. On October 4, 2006, the Sixth Circuit Court of Appeals affirmed the judgment of the trial court. On October 18, 2006, the Company filed a Petition for Rehearing with the court which was denied on November 16, 2006. On December 7, 2006, the Court of Appeals issued a mandate indicating that the order affirming the judgment was final. In December 2006, the Company paid the principal and all remaining interest on the judgment.

On January 26, 2004, the Company filed a patent infringement lawsuit against Johnson Controls Inc. and Johnson Controls Interiors LLC (together, “JCI”) in the U.S. District Court for the Eastern District of Michigan alleging that JCI’s garage door opener products infringed certain of the Company’s radio frequency transmitter patents. JCI counterclaimed seeking a declaratory judgment that the subject patents are invalid and unenforceable, and that JCI is not infringing these patents. JCI also has filed motions for summary judgment asserting that its garage door opener products do not infringe the Company’s patents and that one of the Company’s patents is invalid and unenforceable. The Company is vigorously pursuing its claims against JCI. A trial date has not been scheduled.

After the Company filed its patent infringement action against JCI, affiliates of JCI sued one of the Company’s vendors and certain of the vendor’s employees in Ottawa County, Michigan Circuit Court on July 8, 2004, alleging misappropriation of trade secrets and disclosure of confidential information. The suit alleges that the defendants misappropriated and shared with the Company trade secrets involving JCI’s universal garage door opener product. JCI seeks to enjoin the defendants from selling or attempting to sell a competing product, as well as compensatory damages and attorney fees. The Company is not a defendant in this lawsuit; however, the agreements between the Company and the defendants contain customary indemnification provisions. The Company does not believe that its garage door opener product benefited from any allegedly misappropriated trade secrets or technology. However, JCI has sought discovery of certain information which the Company believes is confidential and proprietary, and the Company has intervened in the case as a non-party for the limited purpose of protecting its rights with respect to JCI’s discovery efforts. The trial has been rescheduled to October 2007.

On June 13, 2005, The Chamberlain Group (“Chamberlain”) filed a lawsuit against the Company and Ford Motor Company (“Ford”) in the Northern District of Illinois alleging patent infringement. Two counts were asserted against the Company and Ford based upon two Chamberlain rolling-code garage door opener system patents. Two additional counts were asserted against Ford only (not the Company) based upon different Chamberlain patents. The Chamberlain lawsuit was filed in connection with the marketing of the Company’s universal garage door opener system, which competes with a product offered by JCI. JCI obtained technology from Chamberlain to operate its product. In October 2005, JCI joined the lawsuit as a plaintiff along with Chamberlain. In October 2006, Ford was dismissed from the suit. JCI and Chamberlain have filed a motion for a preliminary injunction, and the Company is vigorously defending the claims asserted in this lawsuit. A trial date has not yet been scheduled.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Product Liability Matters

In the event that use of the Company’s products results in, or is alleged to result in, bodily injury and/or property damage or other losses, the Company may be subject to product liability lawsuits and other claims. In addition, the Company is a party to warranty-sharing and other agreements with its customers relating to its products. These customers may pursue claims against the Company for contribution of all or a portion of the amounts sought in connection with product liability and warranty claims. The Company can provide no assurances that it will not experience material claims in the future or that it will not incur significant costs to defend such claims. In addition, if any of the Company’s products are, or are alleged to be, defective, the Company may be required or requested by its customers to participate in a recall or other corrective action involving such products. Certain of the Company’s customers have asserted claims against the Company for costs related to recalls or other corrective actions involving its products. In certain instances, the allegedly defective products were supplied by tier II suppliers against whom the Company has sought or will seek contribution. In this regard, in the first quarter of 2007, the Company received notice of a potential warranty claim concerning a component produced by a tier II supplier and incorporated into a product supplied by the Company. The alleged non-conformity is not safety-related. The Company is continuing to work with the customer and the tier II supplier to evaluate the matter and determine the appropriate corrective action, if any. The Company has also placed its tier II supplier on notice of the potential claim and of the Company’s intention to seek full contribution and reimbursement for any loss. The Company carries insurance for certain legal matters, including product liability claims, but such coverage may be limited. The Company does not maintain insurance for product warranty or recall matters.

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

A summary of the changes in product warranty liabilities for each of the two years in the period ended December 31, 2006, is shown below (in millions):

Balance as of January 1, 2005	$43.4
Expense, net	16.7
Settlements	(26.0)
Foreign currency translation and other	(1.7)

Balance as of December 31, 2005	32.4
Expense, net	17.5
Settlements	(12.4)
Foreign currency translation and other	3.4

Balance as of December 31, 2006	$40.9

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

As of December 31, 2006 and December 31, 2005, the Company had recorded reserves for environmental matters of $3.6 million and $3.2 million, respectively. While the Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse effect on its business, consolidated financial position, results of operations or cash flows no assurances can be given in this regard.

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

All of the plaintiffs subsequently dismissed their claims for health effects and personal injury damages and the cases proceeded with approximately 280 plaintiffs alleging property damage claims only. In March 2005, the venue for these lawsuits was transferred from Lowndes County, Mississippi, to Lafayette County, Mississippi. In April 2005, certain plaintiffs filed an amended complaint alleging negligence, nuisance, intentional tort and conspiracy claims and seeking compensatory and punitive damages.

In the first quarter of 2006, co-defendant UTC entered into a settlement agreement with the plaintiffs. During the third quarter of 2006, the Company and co-defendant Johnson Electric entered into a settlement memorandum with the plaintiffs’ counsel outlining the terms of a global settlement, including establishing the requisite percentage of executed settlement agreements and releases that were required to be obtained from the individual plaintiffs for a final settlement to proceed. Since November 2006, the Company has reached a final settlement with respect to approximately 85% of the plaintiffs involving an aggregate payment of $875,000 and is in the process of attempting to resolve the remaining claims.

UTC, the former owner of UT Automotive, and Johnson Electric have each sought indemnification for losses associated with the Mississippi claims from the Company under the respective acquisition agreements, and the Company has claimed indemnification from them under the same agreements. In the first quarter of 2006, UTC filed a lawsuit against the Company in the State of Connecticut Superior Court, District of Hartford, seeking declaratory relief and indemnification from the Company for the settlement amount, attorney fees, costs and expenses UTC paid in settling and defending the Columbus, Mississippi lawsuits. In the second quarter of 2006, the Company filed a motion to dismiss this matter and filed a separate action against UTC and Johnson Electric in the State of Michigan, Circuit Court for the County of Oakland, seeking declaratory relief and indemnification from UTC or Johnson Electric for the settlement amount, attorney fees, costs and expenses the Company has paid, or will pay, in settling and defending the Columbus, Mississippi lawsuits. During the fourth quarter of 2006, UTC agreed to dismiss the lawsuit filed in the State of Connecticut Superior Court, District of Hartford and agreed to proceed with

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

the lawsuit filed in the State of Michigan, Circuit Court for the County of Oakland. During the first quarter of 2007, Johnson Electric and UTC each filed counter-claims against the Company seeking declaratory relief and indemnification from the Company for the settlement amount, attorney fees, costs and expenses each has paid or will pay in settling and defending the Columbus, Mississippi lawsuits. To date, no company admits to, or has been found to have, an obligation to fully defend and indemnify any other. The Company intends to vigorously pursue its claims against UTC and Johnson Electric and believes that it is entitled to indemnification from either UTC or Johnson Electric for its losses. However, the ultimate outcome of these matters is unknown.

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

In April 2006, a former employee of the Company filed a purported class action lawsuit in the U.S. District Court for the Eastern District of Michigan against the Company, members of its Board of Directors, members of its Employee Benefits Committee (the “EBC”) and certain members of its human resources personnel alleging violations of the Employment Retirement Income Security Act (“ERISA”) with respect to the Company’s retirement savings plans for salaried and hourly employees. In the second quarter of 2006, the Company was served with three additional purported class action ERISA lawsuits, each of which contained similar allegations against the Company, members of its Board of Directors, members of its EBC and certain members of its senior management and its human resources personnel. At the end of the second quarter of 2006, the court entered an order consolidating these four lawsuits. During the third quarter of 2006, plaintiffs filed their consolidated complaint, which alleges breaches of fiduciary duties substantially similar to those alleged in the four individually filed lawsuits. The consolidated complaint continues to name certain current and former members of the Board of Directors and the EBC and certain members of senior management and adds certain other current and former members of the EBC. The consolidated complaint generally alleges that the defendants breached their fiduciary duties to plan participants in connection with the administration of the Company’s retirement savings plans for salaried and hourly employees. The fiduciary duty claims are largely based on allegations of breaches of the fiduciary duties of prudence and loyalty and of over-concentration of plan assets in the Company’s common stock. The plaintiffs purport to bring these claims on behalf of the plans and all persons who were participants in or beneficiaries of the plans from October 21, 2004, to the present and seek to recover losses allegedly suffered by the plans. The complaints do not specify the amount of damages sought. During the fourth quarter of 2006, the defendants filed a motion to dismiss all defendants and all counts in the consolidated complaint. No determination has been made that a class action can be maintained, and there have been no decisions on the merits of the cases. The Company intends to vigorously defend the consolidated lawsuit.

Between February 9, 2007 and February 21, 2007, certain stockholders filed six purported class action lawsuits against the Company, certain members of the Company’s Board of Directors and American Real Estate Partners, L.P. and certain of its affiliates (collectively, “AREP”). Three of the lawsuits were filed in the Delaware Court of Chancery and have since been consolidated into a single action. Three of the lawsuits were filed in Michigan Circuit Court. The class action complaints, which are substantially similar, generally allege that the Agreement and Plan of Merger (“Merger Agreement”) unfairly limits the process of selling the Company and that certain members of the Company’s Board of Directors have breached their fiduciary duties in connection with the Merger Agreement and have acted with conflicts of interest in approving the Merger Agreement. The lawsuits seek to enjoin the merger, to invalidate the Merger Agreement and to enjoin the operation of certain provisions of the Merger Agreement, a

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

declaration that certain members of the Company’s Board of Directors breached their fiduciary duties in approving the Merger Agreement and an award of unspecified damages or rescission in the event that the proposed merger with AREP is completed. On February 23, 2007, the plaintiffs in the consolidated Delaware action filed a consolidated amended complaint, a motion for expedited proceedings and a motion to preliminarily enjoin the merger contemplated by the Merger Agreement. The Company believes that the lawsuits are without merit and intends to defend against them vigorously.

Prior to the acquisition of UT Automotive from UTC in May 1999, one of the Company’s subsidiaries purchased the stock of a UT Automotive subsidiary. In connection with the acquisition, the Company agreed to indemnify UTC for certain matters, including tax consequences if the Internal Revenue Service (the “IRS”) overturned UTC’s tax treatment of the transaction. On June 28, 2006, this matter was settled with the Appeals Office of the IRS. As a result of the IRS settlement in the second quarter of 2006, the Company was required to make an indemnity payment to UTC of $20.5 million. The payment has been recorded as an adjustment to the original purchase price and allocated to goodwill in a manner consistent with the original purchase price allocation. The amount allocated to the Interiors — Americas unit of $2.9 million was immediately written off as this unit’s goodwill is fully impaired. On September 1, 2006, the Company entered into a Payment Agreement and Limited Release with UTC in order to settle its indemnity obligation related to this issue. In connection with this agreement, the Company made a payment to UTC in the amount of $20.6 million, including interest up to the date of the agreement.

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

Employees

Approximately 78% of the Company’s employees are members of industrial trade unions and are employed under the terms of collective bargaining agreements. Collective bargaining agreements covering approximately 58% of the Company’s unionized workforce of approximately 81,500 employees, including 20% of the Company’s unionized workforce in the United States and Canada, are scheduled to expire in 2007. Management does not anticipate any significant difficulties with respect to the agreements as they are renewed.

Lease Commitments

A summary of lease commitments as of December 31, 2006, under non-cancelable operating leases with terms exceeding one year is shown below (in millions):

2007	$93.7
2008	75.6
2009	65.3
2010	52.9
2011	43.5
2012 and thereafter	71.3

Total	$402.3

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company previously guaranteed the residual value of certain of its leased assets. In October 2006, the residual value guarantees were released in conjunction with the expiration of the related leases. The Company was not required to make any payments related to these residual value guarantees.

The Company’s operating leases cover principally buildings and transportation equipment. Rent expense was $133.8 million, $136.1 million and $125.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

(13)  Segment Reporting

Historically, the Company has had three reportable operating segments: seating, electronic and electrical and interior. The seating segment includes seat systems and components thereof. The electronic and electrical segment includes electronic products and electrical distribution systems, primarily wire harnesses and junction boxes; interior control and entertainment systems; and wireless systems. The interior segment includes instrument panels and cockpit systems, headliners and overhead systems, door panels, flooring and acoustic systems and other interior products. See Note 3, “Divestiture of Interior Business.”

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

The accounting policies of the Company’s operating segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.” The Company evaluates the performance of its operating segments based primarily on (i) revenues from external customers, (ii) income (loss) before goodwill impairment charges, loss on divestiture of interior business, interest, other expense, provision for income taxes, minority interests in consolidated subsidiaries, equity in net (income) loss of affiliates and cumulative effect of a change in accounting principle (“segment earnings”) and (iii) cash flows, being defined as segment earnings less capital expenditures plus depreciation and amortization.

A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	2006
		Electronic
	Seating	and Electrical	Interior	Other	Consolidated

Revenues from external customers	$11,624.8	$2,996.9	$3,217.2	$—	$17,838.9
Segment earnings(1)	604.0	102.5	(183.8)	(241.7)	281.0
Depreciation and amortization	167.3	110.1	93.8	21.0	392.2
Capital expenditures	161.1	77.0	98.7	10.8	347.6
Total assets	4,386.4	2,374.5	528.3	561.3	7,850.5

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	2005
		Electronic
	Seating	and Electrical	Interior	Other	Consolidated

Revenues from external customers	$11,035.0	$2,956.6	$3,097.6	$—	$17,089.2
Segment earnings(1)	323.3	180.0	(191.1)	(206.8)	105.4
Depreciation and amortization	150.7	106.0	116.6	20.1	393.4
Capital expenditures	229.2	102.9	190.9	45.4	568.4
Total assets	3,985.2	2,122.4	1,506.8	674.0	8,288.4

	2004
		Electronic
	Seating	and Electrical	Interior	Other	Consolidated

Revenues from external customers	$11,314.6	$2,680.4	$2,965.0	$—	$16,960.0
Segment earnings(1)	682.1	210.9	85.1	(209.7)	768.4
Depreciation and amortization	133.4	89.9	108.9	22.9	355.1
Capital expenditures	208.6	116.4	86.9	17.1	429.0
Total assets	4,172.7	2,297.3	2,403.6	1,070.8	9,944.4

(1)	See definition above.

In 2005, the Company changed its allocation of cash and cash equivalents. Cash and cash equivalents, previously reflected in the reportable operating segments, has been reflected in total in “Other.” Total assets by reportable operating segment as of December 31, 2004, reflect this change. In addition, prior years’ reportable operating segment information has been reclassified to reflect the current organizational structure of the Company.

For the year ended December 31, 2006, segment earnings include restructuring charges of $39.9 million, $42.6 million, $10.1 million and $6.5 million in the seating, electronic and electrical and interior segments and in the other category, respectively (Note 5, “Restructuring”). In addition, 2006 segment earnings include additional fixed asset impairment charges of $10.0 million in the interior segment (Note 2, “Summary of Significant Accounting Policies”).

For the year ended December 31, 2005, segment earnings includes restructuring charges of $30.9 million, $30.0 million, $27.9 million and $2.0 million in the seating, electronic and electrical and interior segments and in the other category, respectively. In addition, 2005 segment earnings include additional fixed asset impairment charges of $82.3 million in the interior segment.

For the year ended December 31, 2004, segment earnings include restructuring charges of $7.8 million in the seating segment.

A reconciliation of consolidated income before goodwill impairment charges, loss on divestiture of interior business, interest, other expense, provision for income taxes, minority interests in consolidated subsidiaries, equity in net (income) loss of affiliates and cumulative effect of a change in accounting principal to income (loss) before

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

provision for income taxes, minority interests in consolidated subsidiaries, equity in net (income) loss of affiliates and effect of a change in accounting principle is shown below (in millions):

For the Year Ended December 31,	2006	2005	2004

Segment earnings	$522.7	$312.2	$978.1
Corporate and geographic headquarters and elimination of intercompany activity (“Other”)	(241.7)	(206.8)	(209.7)

Income before goodwill impairment charges, loss on divestiture of Interior business, interest, other expense, provision for income taxes, minority interests in consolidated subsidiaries, equity in net (income) loss of affiliates and cumulative effect of a change in accounting principle	281.0	105.4	768.4
Goodwill impairment charges	2.9	1,012.8	—
Loss on divestiture of Interior business	636.0	—	—
Interest expense	209.8	183.2	165.5
Other expense, net	85.7	38.0	38.6

Income (loss) before provision for income taxes, minority interests in consolidated subsidiaries and equity in net (income) loss of affiliates and cumulative effect of a change in accounting principle	$(653.4)	$(1,128.6)	$564.3

Revenues from external customers and tangible long-lived assets for each of the geographic areas in which the Company operates is shown below (in millions):

For the Year Ended December 31,	2006	2005	2004

Revenues from external customers:
United States	$6,624.3	$6,252.2	$6,200.7
Canada	1,375.3	1,374.1	1,317.8
Germany	2,034.3	2,123.4	2,026.0
Mexico	1,789.5	1,595.6	1,475.7
Other countries	6,015.5	5,743.9	5,939.8

Total	$17,838.9	$17,089.2	$16,960.0

December 31,	2006	2005

Tangible long-lived assets:
United States	$472.6	$563.3
Canada	51.5	50.6
Germany	161.3	185.1
Mexico	168.2	153.9
Other countries	618.1	661.8

Total	$1,471.7	$1,614.7

A substantial majority of the Company’s consolidated and reportable operating segment revenues are from four automotive manufacturing companies, with General Motors and Ford and their respective affiliates accounting for 55%, 53% and 56% of the Company’s net sales in 2006, 2005 and 2004, respectively. Excluding net sales to Saab, Volvo, Jaguar and Land Rover, which are affiliates of General Motors or Ford, General Motors and Ford

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

accounted for approximately 47%, 44% and 46% of the Company’s net sales in 2006, 2005 and 2004, respectively. The following is a summary of the percentage of revenues from major customers:

For the Year Ended December 31,	2006	2005	2004

General Motors Corporation	31.9%	28.3%	31.4%
Ford Motor Company	22.6	24.7	24.1
DaimlerChrysler	10.3	11.4	11.8
BMW	7.4	7.6	7.5

In addition, a portion of the Company’s remaining revenues are from the above automotive manufacturing companies through various other automotive suppliers.

(14)  Financial Instruments

The carrying values of the Company’s senior notes vary from their fair values. The fair values were determined by reference to quoted market prices of these securities. As of December 31, 2006 and 2005, the aggregate carrying value of the Company’s senior notes was $1.4 billion and $1.8 billion, respectively, as compared to an estimated fair value of $1.3 billion and $1.6 billion, respectively. As of December 31, 2006 and 2005, the carrying values of the Company’s other senior indebtedness and other financial instruments approximated their fair values, which were determined based on related instruments currently available to the Company for similar borrowings with like maturities.

Certain of the Company’s European and Asian subsidiaries periodically factor their accounts receivable with financial institutions. Such receivables are factored without recourse to the Company and are excluded from accounts receivable in the consolidated balance sheets. As of December 31, 2006 and December 31, 2005, the amount of factored receivables was $256.3 million and $256.2 million, respectively. The Company cannot provide any assurances that these factoring facilities will be available or utilized in the future.

Asset-Backed Securitization Facility

The Company and several of its U.S. subsidiaries sell certain accounts receivable to a wholly owned, consolidated, bankruptcy-remote special purpose corporation (Lear ASC Corporation) under an asset-backed securitization facility (the “ABS facility”). In turn, Lear ASC Corporation transfers undivided interests in up to $150 million of the receivables to bank-sponsored commercial paper conduits. The level of funding utilized under this facility is based on the credit ratings of the Company’s major customers, the level of aggregate accounts receivable in a specific month and the Company’s funding requirements. Should the Company’s major customers experience further reductions in their credit ratings, the Company may be unable or choose not to utilize the ABS facility in the future. Should this occur, the Company would utilize its New Credit Agreement to replace the funding currently provided by the ABS facility. In addition, the ABS facility providers can elect to discontinue the program in the event the Company’s senior secured debt credit rating declines to below B- or B3 by Standard & Poor’s Ratings Services or Moody’s Investors Service, respectively. In October 2006, the ABS facility was amended to extend the termination date from October 2006 to October 2007. No assurances can be given that the ABS facility will be extended upon its maturity.

The Company retains a subordinated ownership interest in the pool of receivables sold to Lear ASC Corporation. This retained interest is recorded at fair value, which is generally based on a discounted cash flow analysis. As of December 31, 2006, accounts receivable totaling $568.6 million had been transferred to Lear ASC Corporation, but no undivided interests in the receivables were transferred to the conduits. As such, this retained interest is included in accounts receivable in the consolidated balance sheet as of December 31, 2006. As of December 31, 2005, accounts receivable totaling $673.4 million had been transferred to Lear ASC Corporation, including $523.4 million of retained interests, which serves as credit enhancement for the facility and is included in accounts receivable in the consolidated balance sheet as of December 31, 2005, and $150.0 million of undivided

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

interests, which was transferred to the conduits and is excluded from accounts receivable in the consolidated balance sheet as of December 31, 2005.

During the years ended December 31, 2006, 2005 and 2004, the Company and its subsidiaries sold to Lear ASC Corporation adjusted accounts receivable totaling $4.4 billion, $4.2 billion and $4.7 billion, respectively, under the ABS facility and recognized discounts of $8.0 million, $4.7 million and $1.4 million, respectively. These discounts are included in other expense, net, in the consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004. The Company continues to service the transferred receivables and receives an annual servicing fee of 1.0% of the sold accounts receivable. The conduit investors and Lear ASC Corporation have no recourse to the other assets of the Company or its subsidiaries for the failure of the accounts receivable obligors to pay timely on the accounts receivable.

Certain cash flows received from and paid to Lear ASC Corporation are shown below (in millions):

For the Year Ended December 31,	2006	2005	2004

Proceeds from (repayments of) securitizations	$(150.0)	$150.0	$—
Proceeds from collections reinvested in securitizations	4,476.2	4,288.1	4,664.4
Servicing fees received	6.1	5.3	5.5

Under the provisions of FASB Interpretation (“FIN”) No. 46R, “Consolidation of Variable Interest Entities,” Lear ASC Corporation is a variable interest entity. The accounts of this entity have historically been included in the consolidated financial statements of the Company, as this entity is a wholly owned subsidiary of Lear. In addition, the bank conduits, which purchase undivided interests in the Company’s sold accounts receivable, are variable interest entities. Under the current ABS facility, the provisions of FIN No. 46R do not require the Company to consolidate any of the bank conduits’ assets or liabilities.

Derivative Instruments and Hedging Activities

The Company uses derivative financial instruments, including forward foreign exchange, futures, option and swap contracts, to manage its exposures to fluctuations in foreign exchange rates and interest rates. The use of these financial instruments mitigates the Company’s exposure to these risks with the intent of reducing the variability of the Company’s operating results. The Company is not a party to leveraged derivatives. On the date a derivative contract is entered into, the Company designates the derivative as either (1) a hedge of a recognized asset or liability or of an unrecognized firm commitment (a fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a cash flow hedge) or (3) a hedge of a net investment in a foreign operation (a net investment hedge).

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

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Forward foreign exchange, futures and option contracts — The Company uses forward foreign exchange, futures and option contracts to reduce the effect of fluctuations in foreign exchange rates on short-term, foreign currency denominated intercompany transactions and other known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Mexican peso and the Canadian dollar, as well as the Euro and other European currencies. Forward foreign exchange, futures and option contracts are accounted for as cash flow hedges when the hedged item is a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability. As of December 31, 2006, contracts designated as cash flow hedges with $464.9 million of notional amount were outstanding with maturities of less than twelve months. As of December 31, 2006, the fair market value of these contracts was approximately $15.0 million. As of December 31, 2006, other foreign currency derivative contracts that did not qualify for hedge accounting had a total notional amount outstanding of $346.7 million. These foreign currency derivative contracts consist principally of cash transactions between three and thirty days, hedges of intercompany loans and hedges of certain other balance sheet exposures. As of December 31, 2006, the fair market value of these contracts was approximately $1.6 million.

Interest rate swap contracts — The Company uses interest rate swap contracts to manage its exposure to fluctuations in interest rates. Interest rate swap contracts which fix the interest payments of certain variable rate debt instruments or fix the market rate component of anticipated fixed rate debt instruments are accounted for as cash flow hedges. Interest rate swap contracts which hedge the change in fair market value of certain fixed rate debt instruments are accounted for as fair value hedges. As of December 31, 2006, contracts representing $800.0 million of notional amount were outstanding with maturity dates of August 2007 through September 2011. All of these contracts modify the variable rate characteristics of the Company’s variable rate debt instruments, which are generally set at three-month LIBOR rates. These contracts convert variable rate obligations into fixed rate obligations with a weighted average interest rate of 4.902%. The fair market value of all outstanding interest rate swap contracts is subject to changes in value due to changes in interest rates. As of December 31, 2006, the fair market value of these contracts was approximately negative $2.7 million.

As of December 31, 2006 and 2005, net gains of approximately $14.7 million and $9.0 million, respectively, related to derivative instruments and hedging activities were recorded in accumulated other comprehensive loss. During the years ended December 31, 2006, 2005 and 2004, net gains (losses) of approximately $(2.2) million, $33.5 million and $(7.4) million, respectively, related to the Company’s hedging activities were reclassified from accumulated other comprehensive loss into earnings. During the year ending December 31, 2007, the Company expects to reclassify into earnings net gains of approximately $16.0 million recorded in accumulated other comprehensive loss. Such gains will be reclassified at the time the underlying hedged transactions are realized. During the years ended December 31, 2006, 2005 and 2004, amounts recognized in the consolidated statements of operations related to changes in the fair value of cash flow and fair value hedges excluded from the effectiveness assessments and the ineffective portion of changes in the fair value of cash flow and fair value hedges were not material.

Non-U.S. dollar financing transactions — The Company has designated its Euro-denominated senior notes (Note 8, “Long-Term Debt”) as a net investment hedge of long-term investments in its Euro-functional subsidiaries. As of December 31, 2006, the amount recorded in accumulated other comprehensive loss related to the effective portion of the net investment hedge of foreign operations was approximately negative $147.2 million. Such amount

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

will be included in accumulated other comprehensive loss until the Company liquidates its related net investment in its designated foreign operations.

(15)  Quarterly Financial Data (unaudited)

	Thirteen Weeks Ended
	April 1,	July 1,	September 30,	December 31,
	2006	2006	2006	2006

Net sales	$4,678.5	$4,810.2	$4,069.7	$4,280.5
Gross profit	219.2	284.1	186.8	237.6
Goodwill impairment charges	—	2.9	—	—
Loss on divestiture of Interior business	—	—	28.7	607.3
Income (loss) before cumulative effect of a change in accounting principle	15.0	(6.4)	(74.0)	(645.0)
Net income (loss)	17.9	(6.4)	(74.0)	(645.0)
Basic net income (loss) per share before cumulative effect of a change in accounting accounting principle	0.22	(0.10)	(1.10)	(8.90)
Basic net income (loss) per share	0.27	(0.10)	(1.10)	(8.90)
Diluted net income (loss) per share before cumulative effect of a change in accounting accounting principle	0.22	(0.10)	(1.10)	(8.90)
Diluted net income (loss) per share	0.26	(0.10)	(1.10)	(8.90)

	Thirteen Weeks Ended
	April 2,	July 2,	October 1,	December 31,
	2005	2005	2005	2005

Net sales	$4,286.0	$4,419.3	$3,986.6	$4,397.3
Gross profit	199.9	220.8	86.4	228.9
Goodwill impairment charges	—	—	670.0	342.8
Net income (loss)	15.6	(44.4)	(750.1)	(602.6)
Basic net income (loss) per share	0.23	(0.66)	(11.17)	(8.97)
Diluted net income (loss) per share	0.23	(0.66)	(11.17)	(8.97)

(16)  Accounting Pronouncements

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

The FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140.” This statement requires that all servicing assets and liabilities be initially measured at fair value. The provisions of this statement are to be applied prospectively to all servicing transactions beginning after September 15, 2006. The effects of adoption were not significant.

Fair Value Measurements — The FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of this statement are to generally be applied prospectively in fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this statement on its financial statements.

Pension and Other Postretirement Benefits — The FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).” The Company adopted the funded status recognition provisions of SFAS No. 158 as of December 31, 2006. For a discussion of the effects of adopting the recognition provisions of SFAS No. 158, see Note 10, “Pension and Other Postretirement Benefit Plans.”

This statement also requires the measurement of defined benefit plan asset and liabilities as of the annual balance sheet date. Currently, the Company measures its plan assets and liabilities using an early measurement date of September 30, as allowed by the original provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The measurement date provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the measurement date provisions of this statement.

Income Taxes — The FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes by establishing minimum standards for the recognition and measurement of tax positions taken or expected to be taken in a tax return. Under the requirements of FIN 48, the Company must review all of its uncertain tax positions and make a determination as to whether its position is more-likely-than-not to be sustained upon examination by regulatory authorities. If a position meets the more-likely-than-not criterion, then the related tax benefit is measured based on the cumulative probability analysis of the amount that is more-likely-than-not to be realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative impact of the initial adoption of FIN 48 will be reported as an adjustment to the Company’s beginning retained deficit balance in 2007. The Company is currently evaluating the impact of this interpretation on its financial statements.

Financial Statement Reporting — The SEC issued Staff Accounting Bulletin (“SAB”) No. 108. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The interpretive guidance is effective for financial statements covering fiscal years ending after November 15, 2006. The effect of adoption was not significant.

(17)  Subsequent Event

On February 9, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AREP Car Holdings Corp., a Delaware corporation (“Parent”), and AREP Car Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Under the terms of the Merger Agreement,

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Merger Sub would be merged with and into the Company, and as a result, the Company would continue as the surviving corporation and a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of Carl C. Icahn.

Pursuant to the Merger Agreement, as of the effective time of the merger, each issued and outstanding share of common stock of the Company, other than shares (i) owned by Parent, Merger Sub or any subsidiary of Parent and (ii) owned by any shareholders who are entitled to and who properly exercise appraisal rights under Delaware law, will be canceled and automatically converted into the right to receive $36.00 in cash, without interest.

The Merger Agreement contains provisions pursuant to which the Company may solicit alternative acquisition proposals for forty-five days after the date of the Merger Agreement (the “Solicitation Period”) and receive unsolicited proposals thereafter. The Company may terminate the Merger Agreement under certain circumstances, including if its board of directors determines in good faith that it has received a Superior Proposal (as defined in the Merger Agreement) and otherwise complies with certain terms of the Merger Agreement. In connection with such termination, and in certain other limited circumstances, the Company would be required to pay a fee of $85.2 million to Parent plus up to $15.0 million of Parent’s out-of-pocket expenses (including fees and expenses of financing sources, counsel, accountants, investment bankers, experts and consultants) relating to the Merger Agreement. If such termination is to accept a Superior Proposal prior to the end of the Solicitation Period, the Company would be required to pay a fee of $73.5 million to Parent plus up to $6.0 million of Parent’s out-of-pocket expenses.

Parent has obtained debt financing commitments for the transaction contemplated by the Merger Agreement. Consummation of the merger is not subject to a financing condition, but is subject to other conditions, including receipt of the affirmative vote of the holders of a majority of the outstanding shares of the Company’s common stock, antitrust approvals and other customary closing conditions.

In connection with the execution of the Merger Agreement, the Company entered into a voting agreement with Icahn Partners LP, Icahn Partners Master Fund LP, Koala Holding LLC and High River Limited Partnership. In the aggregate, such holders beneficially own approximately 15% of the Company’s outstanding common stock. Pursuant to the voting agreement, such holders agreed to vote in favor of the merger and, subject to certain exceptions, not to dispose of any shares of common stock prior to consummation of the merger. Such holders have also agreed to vote in favor of a Superior Proposal under certain circumstances. In addition, American Real Estate Partners, L.P. has provided a limited guaranty in favor of the Company with respect to the performance by Parent and Merger Sub of certain payment obligations under the Merger Agreement.

For further information regarding the Merger Agreement, please refer to the Merger Agreement and certain related documents which are incorporated by reference as exhibits to this Report.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(18)  Supplemental Guarantor Condensed Consolidating Financial Statements

	December 31, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$195.8	$4.0	$302.9	$—	$502.7
Accounts receivable	12.7	243.5	1,750.7	—	2,006.9
Inventories	15.2	136.9	429.4	—	581.5
Current assets of business held for sale	77.1	217.1	133.6	—	427.8
Other	45.9	29.9	295.6	—	371.4

Total current assets	346.7	631.4	2,912.2	—	3,890.3

LONG-TERM ASSETS:
Property, plant and equipment, net	230.9	284.1	956.7	—	1,471.7
Goodwill, net	454.5	551.1	991.1	—	1,996.7
Investments in subsidiaries	3,691.2	3,257.4	—	(6,948.6)	—
Other	233.7	24.1	234.0	—	491.8

Total long-term assets	4,610.3	4,116.7	2,181.8	(6,948.6)	3,960.2

	$4,957.0	$4,748.1	$5,094.0	$(6,948.6)	$7,850.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$—	$—	$39.3	$—	$39.3
Accounts payable and drafts	157.0	395.7	1,764.7	—	2,317.4
Other accrued liabilities	322.3	145.8	631.2	—	1,099.3
Current liabilities of business held for sale	60.4	226.1	119.2	—	405.7
Current portion of long-term debt	6.0	—	19.6	—	25.6

Total current liabilities	545.7	767.6	2,574.0	—	3,887.3

LONG-TERM LIABILITIES:
Long-term debt	2,413.2	—	21.3	—	2,434.5
Long-term liabilities of business held for sale	—	0.1	48.4	—	48.5
Intercompany accounts, net	1,193.7	503.1	(1,696.8)	—	—
Other	202.4	176.5	499.3	—	878.2

Total long-term liabilities	3,809.3	679.7	(1,127.8)	—	3,361.2

STOCKHOLDERS’ EQUITY	602.0	3,300.8	3,647.8	(6,948.6)	602.0

	$4,957.0	$4,748.1	$5,094.0	$(6,948.6)	$7,850.5

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	December 31, 2005
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38.6	$4.8	$153.9	$—	$197.3
Accounts receivable	46.1	208.7	1,745.3	—	2,000.1
Inventories	24.6	176.9	394.1	—	595.6
Current assets of business held for sale	228.7	264.3	114.7	—	607.7
Other	151.4	68.5	225.8	—	445.7

Total current assets	489.4	723.2	2,633.8	—	3,846.4

LONG-TERM ASSETS:
Property, plant and equipment, net	216.7	479.8	918.2	—	1,614.7
Goodwill, net	454.5	536.5	948.8	—	1,939.8
Long-term assets of business held for sale	108.5	267.3	109.4	—	485.2
Investments in subsidiaries	3,274.0	2,895.0	—	(6,169.0)	—
Other	104.9	26.9	270.5	—	402.3

Total long-term assets	4,158.6	4,205.5	2,246.9	(6,169.0)	4,442.0

	$4,648.0	$4,928.7	$4,880.7	$(6,169.0)	$8,288.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$—	$—	$23.4	$—	$23.4
Accounts payable and drafts	223.0	560.2	1,732.8	—	2,516.0
Other accrued liabilities	238.8	161.2	608.6	—	1,008.6
Current liabilities of business held for sale	169.6	275.7	104.0	—	549.3
Current portion of long-term debt	2.1	2.1	5.2	—	9.4

Total current liabilities	633.5	999.2	2,474.0	—	4,106.7

LONG-TERM LIABILITIES:
Long-term debt	2,194.7	8.4	40.0	—	2,243.1
Long-term liabilities of business held for sale	—	0.3	27.3	—	27.6
Intercompany accounts, net	410.0	1,012.5	(1,422.5)	—	—
Other	298.8	157.7	343.5	—	800.0

Total long-term liabilities	2,903.5	1,178.9	(1,011.7)	—	3,070.7

STOCKHOLDERS’ EQUITY	1,111.0	2,750.6	3,418.4	(6,169.0)	1,111.0

	$4,648.0	$4,928.7	$4,880.7	$(6,169.0)	$8,288.4

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	For the Year Ended December 31, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)

Net sales	$1,580.3	$6,889.8	$12,729.4	$(3,360.6)	$17,838.9
Cost of sales	1,691.5	6,755.6	11,824.7	(3,360.6)	16,911.2
Selling, general and administrative expenses	240.5	75.0	331.2	—	646.7
Goodwill impairment charges	—	2.9	—	—	2.9
Loss on divestiture of Interior business	240.4	259.6	136.0	—	636.0
Interest (income) expense	(114.4)	126.1	198.1	—	209.8
Intercompany (income) expense, net	(281.2)	77.4	203.8	—	—
Other expense, net	27.6	48.8	9.3	—	85.7

Income (loss) before provision (benefit) for income taxes, minority interests in consolidated subsidiaries and equity in net (income) loss of affiliates and subsidiaries	(224.1)	(455.6)	26.3	—	(653.4)
Provision (benefit) for income taxes	5.4	(67.4)	116.9	—	54.9
Minority interests in consolidated subsidiaries	—	—	18.3	—	18.3
Equity in net (income) loss of affiliates	(12.7)	(5.2)	1.7	—	(16.2)
Equity in net (income) loss of subsidiaries	493.6	(80.1)	—	(413.5)	—

Loss before cumulative effect of a change in accounting principle	(710.4)	(302.9)	(110.6)	413.5	(710.4)
Cumulative effect of a change in accounting principle	2.9	—	—	—	2.9

Net loss	$(707.5)	$(302.9)	$(110.6)	$413.5	$(707.5)

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	For the Year Ended December 31, 2005
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)

Net sales	$1,657.2	$6,599.0	$11,350.1	$(2,517.1)	$17,089.2
Cost of sales	1,727.4	6,568.4	10,574.5	(2,517.1)	16,353.2
Selling, general and administrative expenses	309.6	2.8	318.2	—	630.6
Goodwill impairment charges	—	1,012.8	—	—	1.012.8
Interest expense	45.9	94.2	43.1	—	183.2
Intercompany (income) expense, net	(373.7)	308.2	65.5	—	—
Other expense, net	6.4	19.4	12.2	—	38.0

Income (loss) before provision (benefit) for income taxes, minority interests in consolidated subsidiaries and equity in net (income) loss of affiliates and subsidiaries	(58.4)	(1,406.8)	336.6	—	(1,128.6)
Provision (benefit) for income taxes	270.2	(140.6)	64.7	—	194.3
Minority interests in consolidated subsidiaries	—	—	7.2	—	7.2
Equity in net (income) loss of affiliates	40.6	(3.5)	14.3	—	51.4
Equity in net (income) loss of subsidiaries	1,012.3	(193.9)	—	(818.4)	—

Net income (loss)	$(1,381.5)	$(1,068.8)	$250.4	$818.4	$(1,381.5)

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	For the Year Ended December 31, 2004
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)

Net sales	$1,652.1	$6,937.7	$10,990.3	$(2,620.1)	$16,960.0
Cost of sales	1,739.9	6,270.1	10,168.0	(2,620.1)	15,557.9
Selling, general and administrative expenses	205.3	129.5	298.9	—	633.7
Interest expense	30.2	100.5	34.8	—	165.5
Intercompany (income) expense, net	(317.2)	339.4	(22.2)	—	—
Other (income) expense, net	(17.8)	29.5	26.9	—	38.6

Income before provision (benefit) for income taxes, minority interests in consolidated subsidiaries and equity in net (income) loss of affiliates and subsidiaries	11.7	68.7	483.9	—	564.3
Provision (benefit) for income taxes	(17.9)	25.1	120.8	—	128.0
Minority interests in consolidated subsidiaries	—	—	16.7	—	16.7
Equity in net (income) loss of affiliates	0.3	(3.3)	0.4	—	(2.6)
Equity in net income of subsidiaries	(392.9)	(305.8)	—	698.7	—

Net income	$422.2	$352.7	$346.0	$(698.7)	$422.2

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	For the Year Ended December 31, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)

Net Cash Provided by Operating Activities	$28.9	$(102.0)	$358.4	$—	$285.3

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(47.8)	(94.8)	(205.0)	—	(347.6)
Cost of acquisitions, net of cash acquired	—	(24.9)	(5.6)	—	(30.5)
Net proceeds from disposition of businesses and other assets	(1.4)	22.5	44.8	—	65.9

Net cash used in investing activities	(49.2)	(97.2)	(165.8)	—	(312.2)

Cash Flows from Financing Activities:
Issuance of senior notes	900.0	—	—	—	900.0
Repayment of senior notes	(1,356.9)	—	—	—	(1,356.9)
Primary credit facility borrowings, net	597.0	—	—	—	597.0
Other long-term debt repayments, net	(44.8)	(10.5)	18.8	—	(36.5)
Short-term debt repayments, net	—	—	(11.8)	—	(11.8)
Change in intercompany accounts	(102.0)	192.6	(90.6)	—	—
Net proceeds from the sale of common stock	199.2	—	—	—	199.2
Dividends paid	(16.8)	—	—	—	(16.8)
Proceeds from exercise of stock options	0.2	—	—	—	0.2
Increase in drafts	1.6	(2.3)	3.7	—	3.0

Net cash provided by financing activities	177.5	179.8	(79.9)	—	277.4

Effect of foreign currency translation	—	18.6	36.3	—	54.9

Net Change in Cash and Cash Equivalents	157.2	(0.8)	149.0	—	305.4
Cash and Cash Equivalents at Beginning of Year	38.6	4.8	153.9	—	197.3

Cash and Cash Equivalents at End of Year	$195.8	$4.0	$302.9	$—	$502.7

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	For the Year Ended December 31, 2005
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)

Net Cash Provided by Operating Activities	$(260.7)	$(15.8)	$837.3	$—	$560.8
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(123.0)	(235.9)	(209.5)	—	(568.4)
Cost of acquisitions, net of cash acquired	—	—	(11.8)	—	(11.8)
Net proceeds from disposition of businesses and other assets	7.8	16.1	9.4	—	33.3
Other, net	1.9	0.6	2.8	—	5.3

Net cash used in investing activities	(113.3)	(219.2)	(209.1)	—	(541.6)

Cash Flows from Financing Activities:
Repayment of senior notes	(600.0)	—	—	—	(600.0)
Primary credit facility borrowings, net	400.0	—	—	—	400.0
Other long-term debt repayments, net	(17.7)	(2.2)	(12.8)	—	(32.7)
Short-term debt repayments, net	—	—	(23.8)	—	(23.8)
Change in intercompany accounts	601.1	234.5	(835.6)	—	—
Dividends paid	(67.2)	—	—	—	(67.2)
Proceeds from exercise of stock options	4.7	—	—	—	4.7
Repurchase of common stock	(25.4)	—	—	—	(25.4)
Decrease in drafts	(7.1)	1.5	2.3	—	(3.3)
Other, net	0.7	—	—	—	0.7

Net cash used in financing activities	289.1	233.8	(869.9)	—	(347.0)

Effect of foreign currency translation	—	2.2	(62.0)	—	(59.8)

Net Change in Cash and Cash Equivalents	(84.9)	1.0	(303.7)	—	(387.6)
Cash and Cash Equivalents at Beginning of Year	123.5	3.8	457.6	—	584.9

Cash and Cash Equivalents at End of Year	$38.6	$4.8	$153.9	$—	$197.3

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	For the Year Ended December 31, 2004
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)

Net Cash Provided by Operating Activities	$100.6	$64.6	$510.7	$—	$675.9

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(71.6)	(146.2)	(211.2)	—	(429.0)
Cost of acquisitions, net of cash acquired	(14.1)	(3.3)	(85.6)	—	(103.0)
Net proceeds from disposition of businesses and other assets	15.3	13.2	27.8	—	56.3
Other, net	0.8	0.1	2.3	—	3.2

Net cash used in investing activities	(69.6)	(136.2)	(266.7)	—	(472.5)

Cash Flows from Financing Activities:
Issuance of senior notes	399.2	—	—	—	399.2
Other long-term debt repayments, net	(11.4)	1.0	(39.0)	—	(49.4)
Short-term debt repayments, net	(0.3)	(0.1)	(29.4)	—	(29.8)
Change in intercompany accounts	(189.1)	66.2	122.9	—	—
Dividends paid	(68.0)	—	—	—	(68.0)
Proceeds from exercise of stock options	24.4	—	—	—	24.4
Repurchase of common stock	(97.7)	—	—	—	(97.7)
Decrease in drafts	(6.1)	(5.3)	(1.2)	—	(12.6)

Net cash provided by financing activities	51.0	61.8	53.3	—	166.1

Effect of foreign currency translation	—	4.5	41.6	—	46.1

Net Change in Cash and Cash Equivalents	82.0	(5.3)	338.9	—	415.6
Cash and Cash Equivalents at Beginning of Year	41.5	9.1	118.7	—	169.3

Cash and Cash Equivalents at End of Year	$123.5	$3.8	$457.6	$—	$584.9

Basis of Presentation — Certain of the Company’s wholly owned subsidiaries (the “Guarantors”) have unconditionally fully guaranteed, on a joint and several basis, the punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all of the Company’s obligations under the New Credit Agreement and the indentures governing the Company’s senior notes, including the Company’s obligations to pay principal, premium, if any, and interest with respect to the senior notes. The senior notes consist of $300 million aggregate principal amount of 8.50% senior notes due 2013, $600 million aggregate principal amount of 8.75% senior notes due 2016, $399 million aggregate principal amount of 5.75% senior notes due 2014, $4 million aggregate principal amount of zero-coupon convertible senior notes due 2022, Euro 56 million aggregate principal amount of 8.125% senior notes due 2008 and $41 million aggregate principal amount of 8.11% senior notes due 2009. The Guarantors under the indentures are currently Lear Automotive Dearborn, Inc., Lear Automotive (EEDS) Spain S.L., Lear Corporation EEDS and Interiors, Lear Corporation (Germany) Ltd., Lear Corporation Mexico, S. de R.L. de C.V., Lear Operations Corporation and Lear Seating Holdings Corp. #50. Lear Automotive Dearborn, Inc. became a Guarantor under the indentures effective April 25, 2006. In lieu of providing separate audited financial statements for the Guarantors, the Company has included the audited supplemental guarantor condensed consolidating financial

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

statements above. These financial statements reflect the guarantors listed above for all periods presented. Management does not believe that separate financial statements of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented.

As of and for the years ended December 31, 2005 and 2004, the supplemental guarantor condensed consolidating financial statements have been restated to reflect certain changes to the equity investments of the guarantor subsidiaries.

Distributions — There are no significant restrictions on the ability of the Guarantors to make distributions to the Company.

Selling, General and Administrative Expenses — During 2006, 2005 and 2004, the Parent allocated $50.0 million, $62.3 million and $63.3 million, respectively, of corporate selling, general and administrative expenses to its operating subsidiaries. The allocations were based on various factors, which estimate usage of particular corporate functions, and in certain instances, other relevant factors, such as the revenues or the number of employees of the Company’s subsidiaries.

Long-Term Debt of the Parent and the Guarantors — A summary of long-term debt of the Parent and the Guarantors on a combined basis is shown below (in millions):

December 31,	2006	2005

Amended and restated primary credit facility	$997.0	$400.0
Senior notes	1,417.6	1,795.0
Other long-term debt	4.6	12.3

	2,419.2	2,207.3
Less — current portion	(6.0)	(4.2)

	$2,413.2	$2,203.1

The obligations of foreign subsidiary borrowers under the New Credit Agreement are guaranteed by the Parent.

For a more detailed description of the above indebtedness, see Note 8, “Long-Term Debt.”

The aggregate minimum principal payment requirements on long-term debt of the Parent and the Guarantors, including capital lease obligations, in each of the five years subsequent to December 31, 2006, are shown below (in millions):

Year	Maturities

2007	$6.0
2008	79.3
2009	47.2
2010	6.0
2011	6.0

LEAR CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance				Balance
	as of Beginning			Other	as of End
	of Year	Additions	Retirements	Changes	of Year
	(In millions)

FOR THE YEAR ENDED DECEMBER 31, 2006:
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$20.4	$7.7	$(12.2)	$(1.0)	$14.9
Reserve for unmerchantable inventories	85.7	28.4	(23.3)	(3.7)	87.1
Restructuring reserves	25.5	92.3	(75.9)	—	41.9
Allowance for deferred tax assets	478.3	364.6	(28.4)	29.4	843.9

	$609.9	$493.0	$(139.8)	$24.7	$987.8

FOR THE YEAR ENDED DECEMBER 31, 2005:
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$26.7	$12.5	$(15.8)	$(3.0)	$20.4
Reserve for unmerchantable inventories	86.4	33.8	(23.3)	(11.2)	85.7
Restructuring reserves	20.9	86.8	(80.3)	(1.9)	25.5
Allowance for deferred tax assets	277.7	276.3	(44.5)	(31.2)	478.3

	$411.7	$409.4	$(163.9)	$(47.3)	$609.9

FOR THE YEAR ENDED DECEMBER 31, 2004:
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$30.6	$11.7	$(16.0)	$0.4	$26.7
Reserve for unmerchantable inventories	55.8	45.5	(16.0)	1.1	86.4
Restructuring reserves	8.1	18.8	(6.0)	—	20.9
Allowance for deferred tax assets	220.8	84.4	(27.5)	—	277.7

	$315.3	$160.4	$(65.5)	$1.5	$411.7

ITEM 9 —	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer along with the Company’s Vice Chairman and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006. Ernst & Young LLP, the registered public accounting firm that audited the consolidated financial statements included in this Report, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

(c) Attestation Report of the Registered Public Accounting Firm

The attestation report on management’s assessment of the Company’s internal control over financial reporting is provided in Item 8, “Consolidated Financial Statements and Supplementary Data.”

(d) Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B — OTHER INFORMATION

None.

PART III

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Directors

Set forth below is a description of the business experience of each of our directors. The terms of Messrs. McCurdy, Parrott and Wallman expire at the annual meeting of stockholders in 2007, the terms of Messrs. Intrieri, Mallett, Rossiter and Vandenberghe expire at the annual meeting in 2008, and the terms of Messrs. Fry, Spalding, Stern and Wallace expire at the annual meeting in 2009. In October 2006, certain affiliates of Carl Icahn purchased approximately 8.7 million shares of our common stock. In connection with such acquisition, the purchasers were granted a contractual right to nominate one member to our Board. The Board elected Mr. Intrieri to fill a vacancy on the Board to satisfy this obligation.

David E. Fry
Age: 63

Dr. Fry, who has been a director of Lear since August 2002, had served as the President and Chief Executive Officer of Northwood University, a university of business administration with campuses in Midland, Michigan, Dallas, Texas and Palm Beach, Florida, from 1982 until early 2006 and is now President Emeritus. Dr. Fry also serves as a director of Decker Energy International. Dr. Fry is also a director and member of the executive committee of the Automotive Hall of Fame and past Chairman of the Michigan Higher Education Facilities Authority.

Vincent J. Intrieri
Age: 50

Mr. Intrieri has been a director of Lear since November 2006. Mr. Intrieri has been affiliated with Icahn Associates Corp. since 1998. He has been a director of American Property Investors, Inc., the general partner of American Real Estate Partners, L.P., affiliates of Carl C. Icahn, since July 2006. Since November 2004, Mr. Intrieri has been Senior Managing Director of Icahn Partners LP and Icahn Partners Master Fund LP, private investment funds controlled by Mr. Icahn. From 1998 to March 2003, Mr. Intrieri served as portfolio manager for Icahn Associates Corp. Mr. Intrieri has also served as the Senior Managing Director of other entities owned and controlled by Mr. Icahn. He is the President and Chief Executive Officer of Philip Services Corporation, a director of American Railcar Industries, Inc. and a director of XO Holdings, Inc., each affiliated with Mr. Icahn. He is also the Chairman of the Board of Viskase Companies, Inc., a public company in which Mr. Icahn holds an interest. Since December 2006, Mr. Intrieri has been a director of National Energy Group, Inc., a publicly owned company engaged in the business of managing the exploration, production and operations of natural gas and oil properties, a majority of the common stock of which is held by American Real Estate Partners, L.P.

Conrad L. Mallett, Jr.
Age: 54

Justice Mallett, who has been a director of Lear since August 2002, has been the President and CEO of Sinai Grace Hospital since August 2003. Prior to his current position, Justice Mallett served as the Chief Administrative Officer of the Detroit Medical Center since March 2003. Previously, he served as President and General Counsel of Hawkins Food Group LLC from April 2002 to March 2003, and Transition Director for Detroit Mayor Kwame M. Kilpatrick and Chief Operating Officer for the City of Detroit from January 2002 to April 2002. From August 1999 to April 2002, Justice Mallett was General Counsel and Chief Administrative Officer of the Detroit Medical Center. Justice Mallett was also a Partner in the law firm of Miller, Canfield, Paddock & Stone from January 1999 to August 1999. Justice Mallett was a Justice of the Michigan Supreme Court from December 1990 to January 1999 and served a two-year term as Chief Justice beginning in 1997. Justice Mallett also serves as a General Board Member of the Metropolitan Detroit YMCA.

Larry W. McCurdy
Age: 71

Mr. McCurdy has been a director of Lear since 1988. In July 2000, Mr. McCurdy retired from Dana Corporation, a motor vehicle parts manufacturer and after-market supplier, where he served as President, Dana Automotive Aftermarket Group, since July 1998. Mr. McCurdy was Chairman of the Board, President and Chief Executive Officer of Echlin, a motor vehicle parts manufacturer, from March 1997 until July 1998 when it was merged into Dana Corporation. Prior to this, Mr. McCurdy was Executive Vice President, Operations of Cooper Industries, a diversified manufacturing company, from April 1994 to March 1997. Mr. McCurdy also serves as a director of Mohawk Industries, Inc., as well as the non-executive Chairman of Affinia Group Inc., a privately-held supplier of aftermarket motor vehicle parts.

Roy E. Parrott
Age: 66

Mr. Parrott has been a director of Lear since February 1997. In January 2003, Mr. Parrott retired from Metaldyne Corporation where he served as President of Business Operations since December 2000. Metaldyne Corporation, an integrated metal solutions supplier, purchased Simpson Industries, Inc. in December 2000. Previously, Mr. Parrott was the Chief Executive Officer of Simpson Industries, Inc. from 1994 to December 2000 and Chairman of Simpson Industries, Inc. from November 1997 to December 2000. In June 2005, Mr. Parrott was elected as Chairman of the Board of Michigan Biotechnology Institute (M.B.I.), a non-profit corporation dedicated to the research and commercial development of physical science technologies.

Robert E. Rossiter
Age: 61

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

David P. Spalding
Age: 52

Mr. Spalding has been a director of Lear since 1991. Mr. Spalding is the Vice President of Alumni Relations for Dartmouth College, a position he has held since October 2005. Prior to joining Dartmouth College, Mr. Spalding was a Vice Chairman of The Cypress Group L.L.C., a private equity fund manager, since 1994. Mr. Spalding is also the chairman of the investment committee of the Make-A-Wish Foundation of Metro New York.

James A. Stern
Age: 56

Mr. Stern has been a director of Lear since 1991. Mr. Stern is Chairman of The Cypress Group L.L.C., a private equity fund manager, a position he has held since 1994. He is also a director of Affinia Group Inc. and AMTROL, Inc.

Henry D.G. Wallace
Age: 61

Mr. Wallace has been a director of Lear since February 2005. Mr. Wallace worked for 30 years at Ford Motor Company until his retirement in 2001 and held several executive-level operations and financial oversight positions, most recently as Group Vice President, Mazda & Asia Pacific Operations in 2001, Chief Financial Officer in 2000 and Group Vice President, Asia Pacific Operations in 1999. Mr. Wallace also serves as a director of AMBAC Financial Group, Inc., Diebold, Inc. and Hayes-Lemmerz International, Inc.

Richard F. Wallman
Age: 56

Mr. Wallman has been a director of Lear since November 2003. Mr. Wallman has more than 25 years of executive-level operations and financial oversight experience, most recently as Senior Vice President and Chief Financial Officer of Honeywell International, Inc. from 1999 to 2003 and of its predecessor, AlliedSignal, Inc., from 1995 to 1999. He has also held positions with International Business Machines Corporation, Chrysler Corporation and Ford Motor Company. Mr. Wallman also serves as a director of Hayes-Lemmerz International, Inc., Ariba, Inc., Avaya Inc., Roper Industries, Inc. and ExpressJet Holdings, Inc.

James H. Vandenberghe
Age: 57

Mr. Vandenberghe is our Vice Chairman, a position he has held since November 1998, and has served as our Chief Financial Officer since March 2006. Mr. Vandenberghe also served as our President and Chief Operating Officer — North American Operations from April 1997 until November 1998, our Chief Financial Officer from 1988 until April 1997 and as our Executive Vice President from 1993 until April 1997. Mr. Vandenberghe has been a director of Lear since 1995 and also serves as a director of DTE Energy.

Executive Officers

The information required by Item 10 regarding our executive officers appears as a Supplementary Item following Item 4 under Part I of this Report.

Section 16(a) Beneficial Ownership Reporting Compliance

Based upon our review of reports filed with the Securities and Exchange Commission and written representations that no other reports were required, we believe that all of our directors and executive officers complied during 2006 with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934.

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

Audit Committee

The Board of Directors of Lear has created an Audit Committee which currently consists of Mr. McCurdy, Mr. Stern, Mr. Wallace and Mr. Wallman, all of whom were non-employee directors. Mr. McCurdy served as the Chairman of the Audit Committee during 2006. The Board has determined that Mr. McCurdy, Mr. Wallace and Mr. Wallman are audit committee financial experts as defined in Item 407(d) of Regulation S-K under the Securities Exchange Act of 1934, as amended, and have accounting or related financial management expertise.

ITEM 11 — EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The following discusses the material elements of the compensation for our Chief Executive Officer, Chief Financial Officer and three other highest compensated executive officers (collectively, the “Named Executive Officers”) during the year ended December 31, 2006. To assist in understanding compensation for 2006, we have included a discussion of our compensation policies and decisions for periods before and after 2006. To avoid repetition, in the discussion that follows we make occasional cross-references to specific compensation data and terms for our Named Executive Officers contained in “Executive Compensation” which begins on page 135. In addition, because we have a global team of managers, with senior managers in 33 countries, our compensation program is designed to provide some common standards throughout the Company and therefore much of what is discussed below applies to executives in general and is not limited specifically to our Named Executive Officers.

Executive Compensation Philosophy and Objectives

The objectives of our compensation policies are to:

•	optimize profitability and growth;

•	link the interests of management with those of stockholders;

•	align management’s compensation mix with our business strategy and compensation philosophy;

•	provide management with incentives for excellence in individual performance;

•	maintain a strong link between executive pay and performance;

•	promote teamwork among our global managers; and

•	attract and retain highly qualified and effective officers and key employees.

To achieve these objectives, we believe that the total compensation program for executive officers should consist of the following:

• base salary	• annual incentives
• long-term incentives	• retirement plan benefits
• termination/change in control benefits	• certain health, welfare and other benefits

The Compensation Committee routinely reviews the elements noted above which are designed to both attract and retain executives while also providing proper incentives for performance. In general, the Compensation Committee monitors compensation levels ensuring that a higher proportion of an executive’s total compensation is awarded in the form of “at risk” components (dependent on individual and company performance) as the executive’s responsibilities increase. The Compensation Committee selects the specific form of compensation within each of the above-referenced groups based on competitive industry practices, the cost to the company versus the benefit provided to the recipient, the impact of accounting and tax rules and other relevant factors.

Benchmarking

To ensure that our executive compensation is competitive in the marketplace, we benchmark ourselves against two comparator groups of companies: one consisting of Tier 1 automotive suppliers and one consisting of these same automotive suppliers as well as general industrial companies whose revenues on average are comparable to those of Lear. For 2006, this larger group consisted of 40 companies (listed below). Although this group is generally consistent in its make-up from year to year, companies may be added or removed from the list based on their willingness to participate in annual executive surveys. We reviewed a comprehensive global survey of these companies which was compiled by Towers Perrin, the Compensation Committee’s independent consultant, in 2006 and is generally compiled every two years. The Compensation Committee targets total remuneration of our senior executives at the median of these groups with a potential for compensation above that level in return for comparable performance. However, any percentile chosen is only a target and actual compensation is dependent on various factors. Examples of these factors include the Company’s actual financial performance and satisfactory performance of specified management objectives. Overall performance may result in compensation outcomes which are more or less than the target. We believe that the comparator group listed below is representative of the market in which we compete for executive talent. We believe that in the challenging automotive industry environment, it is appropriate to include companies outside of our industry in our comparator group because many of our executives possess transferable skills. The comparator companies are as follows (auto suppliers group members are identified with an asterisk ( *)):

• 3M	• Goodyear Tire & Rubber*	• Oshkosh Truck*
• Alcoa	• Harley-Davidson	• Parker Hannifin
• American Axle & Mfg*	• Hayes-Lemmerz*	• Phelps Dodge
• American Standard	• Honeywell	• PPG Industries*
• ArvinMeritor*	• ITT-Corporate	• Raytheon
• Black & Decker	• Johnson Controls*	• Rockwell Automation
• Boeing	• Lafarge North America	• Rockwell Collins
• BorgWarner*	• Lockheed Martin	• Schlumberger
• Caterpillar	• Masco	• Textron
• Cooper Tire & Rubber*	• Modine Manufacturing*	• United States Steel
• Dura Automotive Systems*	• Motorola	• United Technologies
• Emerson Electric	• Navistar International*	• USG
• General Dynamics	• Northrop Grumman	• Visteon*
• Goodrich

Total Compensation Review

For 2006, the Compensation Committee reviewed tally sheets setting forth all components of the compensation for Messrs. Rossiter, Vandenberghe, DelGrosso and Ninivaggi. The tally sheets included a specific review of dollar amounts for salary, bonus, long-term incentive compensation, outstanding equity award holdings, and outstanding balances and the actual projected payout obligation under our qualified and non-qualified executive retirement plans. These tally sheets also contained potential payment obligations under the employment agreements of such executives, including an analysis of the resulting impact created by a change in control of the Company. The Compensation Committee is committed to reviewing tally sheets on an annual basis.

Role of Executive Officers in Setting Compensation Levels

Our human resources executives and staff support the Compensation Committee in its work. These members of management work with compensation consultants whose engagements have been approved by the Committee, accountants and legal counsel, as necessary, to implement the Compensation Committee’s decisions, to monitor evolving competitive practices and to make compensation recommendations to the Compensation Committee. Our human resources management develops specific compensation recommendations for senior executives, which are first reviewed by senior management and then presented to the Compensation Committee and its independent compensation consultant (Towers Perrin). The Committee has final authority to approve, modify or reject the recommendations and to make its decisions in executive session.

Elements of Compensation

As identified above, the elements of our executive compensation program consist of a base salary, annual incentives, long-term incentives, retirement plan benefits, termination/change in control benefits, and certain health, welfare and other benefits. A discussion of each of these elements of compensation follows.

Base Salary

Base salaries are paid to our executive officers in order to provide a steady stream of current income. Base salary is also used as a measure for other elements of our compensation program. For example, annual incentive targets in 2006 were set as a percentage of base salary (from 60% to 150% for our Named Executive Officers). In addition, those executives who receive annual performance share grants are awarded a target amount of performance shares equal to 25% of an executive’s base salary (50% for Mr. Rossiter) as of January 1 of each year. Because the amount of base salary can establish the range of potential compensation for other elements, we take special care in establishing a base salary that is competitive and at a level commensurate with an executive’s experience, performance and job responsibilities.

Base salaries for our executive officers are targeted around the median level for comparable positions with our comparator group. On an annual basis, we review respective responsibilities, individual performance, Lear’s business performance and base salary levels for senior executives at companies within our comparator peer group. Base salaries for our executive officers are established at levels considered appropriate in light of the duties and scope of responsibilities of each officer’s position. In this regard, the Compensation Committee also considers the compensation practices and corporate financial performance of companies within our peer group. Our Compensation Committee uses this data as a factor in determining whether, and the extent to which, it will approve an annual merit salary increase for each of our executive officers. Merit increases in base salary for our senior executives are also determined by the results of the Board’s annual leadership review. At this review, Mr. Rossiter assesses approximately 25 of our top executives and presents his perspectives to our Board. Mr. Rossiter’s base salary and total compensation are reviewed by the Committee during the annual CEO performance review. Generally in February of each year the CEO discusses with the Committee his goals and objectives for the upcoming year and the Committee evaluates his performance for the prior year against previous goals and objectives.

As part of this process, Mr. Rossiter’s base salary was increased in December 2004 by the Committee to $1,100,000 from $1,000,000. The Committee considered that Mr. Rossiter had declined any increase in salary for the past several years and that his salary compared to Chief Executive Officers of comparator group companies was no longer competitive nor commensurate with his responsibilities and contributions. Mr. Vandenberghe’s salary continues to be $925,000. Mr. DelGrosso’s salary was increased effective January 1, 2007 to $925,000 in light of the consolidation of our operations leadership into one position. Mr. Ninivaggi’s salary was increased from $500,000 to $700,000 in August 2006 upon his promotion to executive vice president and the expansion of his responsibilities as our chief administrative officer. Mr. Scott’s salary was increased to $500,000 in September 2006 based on his promotion to the position of Senior Vice President and President — North American Seating Systems Group (our largest business unit). In addition, in lieu of additional increases in base salary levels and to recognize their respective promotions, certain of our senior executives, including Mr. DelGrosso, Mr. Scott and Mr. Wajsgras (our former Chief Financial Officer), were granted supplemental restricted stock units effective January 3, 2006 and/or were credited with equivalent value which they deferred into their Management Stock Purchase Plan accounts.

Annual Incentives

Our executive officers participate in the Annual Incentive Compensation Plan, which was approved by stockholders in 2005. Under this plan the Compensation Committee makes annual cash incentive awards designed to reward successful financial performance and the achievement of goals considered important to our future. Awards are typically made in the first quarter of each year based on our performance achieved in the prior fiscal year.

Target Bonus.  Each Named Executive Officer is assigned an annual target opportunity under the Annual Incentive Compensation Plan expressed as a percentage of such officer’s base salary. The target opportunities in 2006 were 150%, 100%, 100%, 80% and 60% of base salary for Messrs. Rossiter, Vandenberghe, DelGrosso, Ninivaggi and Scott, respectively. Mr. Ninivaggi’s actual bonus target was pro-rated between 60% and 80% due to his August 21, 2006 promotion, resulting in a blended target of 65% for 2006. The Compensation Committee assesses the competitiveness of these targets every two years in connection with the executive compensation survey.

Measures.  Historically, the target opportunity for a given year’s performance had been based 50% upon whether our earnings per share reached a threshold established by the Compensation Committee and 50% upon whether the return on our net assets reached a threshold set by the Compensation Committee. In 2006, the Compensation Committee determined that any Annual Incentive award would be based 50% on the achievement of certain amounts of free cash flow and 50% on the achievement of certain levels of operating income, excluding special items. These measures were used because they are important measures of operating performance, relied upon by investors and analysts in evaluating our operating performance. These measures, by their terms, exclude certain factors over which executives have little or no control.

The 2006 budgeted target levels of these measures were set at $427 million for operating income, which would result in a payment of 75% of the bonus opportunity for that portion, and $278 million for free cash flow, excluding the free cash flow impact of restructuring costs, which would result in a payment of 100% of the bonus opportunity for that portion. Final results for 2006, which were presented to the Compensation Committee in February 2007, were operating income, excluding special items, of $397 million, or 52% of the bonus opportunity for such portion, and free cash flow, excluding restructuring costs, of $207 million, or 32% of the bonus opportunity for such portion, generating an overall result of 42% of the target bonus opportunity.

In addition, in assessing the Company’s 2006 financial results, the Compensation Committee took into consideration several factors impacting the Company’s operating performance, including lower than originally forecasted industry production in North America and a continuation of high raw material and commodity prices. At the same time, the management team was successful in raising over $2.0 billion of debt and equity financing and made substantial progress in effecting the divestiture of the Company’s troubled interiors business segment. Based on the Company’s financial performance and these other considerations, the Compensation Committee approved an annual bonus payout for bonus eligible employees, including the Named Executive Officers, at 50% of the target bonus opportunity. The Compensation Committee also approved an additional discretionary amount for Mr. Ninivaggi based on his significant contributions to the Company’s strategic initiatives during 2006.

Long-Term Incentives

The long-term incentive component of our executive compensation program is designed to provide our senior management with substantial at-risk components and to align the interests of our senior management with those of our stockholders. To achieve these goals, we have adopted a “portfolio” approach that recognizes the strengths and weaknesses that various forms of long-term incentives provide. Accordingly, from time to time we have:

•	granted awards that reward increases in the value of our stock (stock-settled stock appreciation rights);

•	granted awards that support retention of our management team and reward both maintaining and increasing the value of our stock (restricted stock units);

•	granted long-term cash incentives tied to the achievement of specific business objectives (cash- based performance units); and

•	granted long-term stock incentives tied to the achievement of specified business objectives that also reward increases in the value of our stock (performance share awards).

In addition, we have also:

•	approved stock ownership guidelines for members of senior management; and

•	permitted certain members of senior management to defer a portion of their base salary and annual incentive bonus into restricted stock units under the Management Stock Purchase Plan.

While base salaries and annual incentives for our executives have been competitive compared to companies in our comparator groups, our long-term and equity compensation has lagged the comparator groups used in Towers Perrin’s latest executive compensation survey. We have attempted to mitigate this shortfall, and increase employee incentives, by introducing the award of cash-based performance units and by modifying our traditional performance share structure, each as described below.

Restricted Stock Units, Stock Appreciation Rights and Performance Units

Equity grants are generally approved in November of each year. The Compensation Committee strives to achieve a proper balance between grants of long-term equity awards with time-based vesting such as restricted stock units and grants of equity awards whose value is entirely performance-based, such as stock appreciation rights and performance shares. In 2003 and 2004, the Compensation Committee awarded time-vested restricted stock units to executives in lieu of awarding stock options. The Compensation Committee took into account that restricted stock units result in less dilution of the ownership interests of existing stockholders than the options they replaced and restricted stock units are effective incentives for our superior performing employees to remain with us and to continue their performance during periods of stock price fluctuations, when stock options may have no realizable value. Based on a review of evolving market practices and industry trends, in 2005 the Compensation Committee approved a combination of equity awards for members of senior management with 75% of the value coming from stock-settled stock appreciation rights and 25% of the value coming from time-vested restricted stock units. The Compensation Committee believes that stock-settled stock appreciation rights result in less dilution to existing stockholders than a comparable amount of options and are more performance-based than time-vested restricted stock units. This is consistent with the Compensation Committee’s desire to make a substantial portion of executive compensation dependent on Company performance. In addition, participants do not need to fund the exercise price to exercise a stock appreciation right.

In November 2006, the Compensation Committee approved awards to certain of our executives (including the Named Executive Officers) consisting of restricted stock units, stock appreciation rights and cash-based performance units. These awards are described in more detail beginning on page 139. The addition of cash-based performance units (which awards were finalized in February 2007) as part of the long-term incentive program was based on the Committee’s objective of providing additional incentive compensation based on the Company’s operating performance but limiting dilution to stockholders. In addition, by assigning these performance units a specific dollar value upon grant instead of tying their value to our common stock, we limit the exposure of these awards to cyclical stock price fluctuations and focus the Company’s management team on the generation of targeted returns that create long-term shareholder value. The Compensation Committee established a target dollar amount of performance units for each Named Executive Officer and the awards were formally made in the first quarter of 2007. Payment of these awards is dependent upon the Company achieving certain levels of earnings growth during the 2007-2009 period. The total value of the Compensation Committee’s November 2006 awards to our Named Executive Officers was allocated as follows: 35% to restricted stock units; 35% to stock appreciation rights; and 30% to performance units. We believe this approach provides the appropriate balance necessary to create incentives for higher levels of performance while encouraging long-term retention.

In addition, in recognition of his promotion and expanded responsibilities as described above, Mr. Ninivaggi was awarded restricted stock units with an aggregate grant date value at $500,000, less applicable withholding, of which $300,000 of the award was granted on November 9, 2006 and $200,000 was granted on January 31, 2007. These awards vested upon grant but must be held until the earlier of the termination of Mr. Ninivaggi’s employment with the Company or January 31, 2008, before they are eligible for sale.

Performance Share Awards

We generally award a target number of performance shares to our senior executives in the first quarter of each year for a three-year performance period. Performance share awards ensure that a significant component of certain executives’ compensation depends upon the achievement of specified performance objectives over that period. The Compensation Committee chooses from various measures of corporate performance to determine the level of payout of performance share awards. In 2006 no payment was made for the 2003-2005 cycle as results over the period did not achieve minimum thresholds.

As in prior years, the Compensation Committee granted performance share awards in 2006 to selected senior management personnel under the Long-Term Stock Incentive Plan with target performance shares equal on the date of the award to a specified percentage of each such employee’s base salary on January 1, 2006. The specified percentage for Mr. Rossiter was 50% and for each of the other Named Executive Officers was 25%. However, the performance measures were modified from those in prior years. The 2006-2008 performance criteria for these performance share awards are (i) our relative return to stockholders compared to a peer group consisting of the component companies within the S&P 500 Index and (ii) improvement on return on invested capital. Specific quantitative amounts of these performance criteria and their respective payment levels (threshold, target and superior) are described beginning on page 140 under “Grants of Plan-Based Awards — Performance Shares.” In prior years, for the relative return to stockholders measure we had used a peer group of representative independent automotive suppliers, which in 2005 consisted of ArvinMeritor, Inc., Dana Corporation, Delphi Automotive Systems Corporation, Eaton Corporation, Johnson Controls, Inc., Magna International, Inc., and Visteon Corporation. The Compensation Committee chose to move to the S&P 500 Index because it is a broader group and, therefore, more representative of investment alternatives available to our stockholders and more indicative of relative performance.

In order to protect our executives against the cyclical nature of the automotive supply industry, we also introduced an alternative annual calculation under the terms of these performance share awards. It had been our experience in the past that one year of poor performance could virtually eliminate any possibility of an award from an entire cycle of performance share awards. Therefore, the Compensation Committee concluded that relying exclusively on cumulative three-year performance for these awards does not always provide an effective incentive for executives, given the cyclicality of the automotive industry. The 2006-2008 award cycle includes an alternative calculation whereby participants can earn a pro rata amount of performance shares in each year of the performance period to the extent performance objectives are achieved in any single year of the performance period. This alternative calculation will be applied if an executive would earn more performance shares thereby than by measuring performance over the three-year period. Payout of these awards under either calculation, if earned, occurs at the end of the three-year performance period. The Compensation Committee has delayed final approval of the awards for the 2007-2009 cycle pending further review of Lear’s long-term planning objectives.

Management Stock Ownership Requirements

The Compensation Committee has implemented stock ownership guidelines providing that our officers achieve, within five years of reaching senior officer status, specified stock ownership levels, based on a multiple of such officer’s base salary. These guidelines are intended to create a strong link between our long-term success and the ultimate compensation of our officers. Compliance with the stock ownership guidelines is determined in January of each year. If executives do not comply with the guidelines (which are subject to certain transition rules), the Company may pay up to 50% of their bonus awards in the form of stock until they are in compliance. The value of stock and stock equivalents is based, in part, on a twelve-month average stock price in order to mitigate the effect of stock price fluctuations. The stock ownership levels which must be achieved by our senior officers within the five-year period, based on a multiple of such officer’s base salary, are as follows:

Multiple of
Position	Base Salary

Chief Executive Officer	5x
Vice Chairman and Chief Financial Officer	4x
Chief Operating Officer	3x
Executive/Senior Vice Presidents	2.5x
Corporate Vice Presidents	2x

Given the degree of stock price volatility experienced by the Company over the last several years, the Compensation Committee is considering alternative stock ownership guidelines that retain, as a fundamental objective, significant stock ownership by senior management.

Management Stock Purchase Plan

In furtherance of its goal of aligning the interests of officers and key employees with those of our stockholders, the Compensation Committee permits our Named Executive Officers and certain management personnel to participate in the Management Stock Purchase Plan. The program is part of the Long-Term Stock Incentive Plan and, in 2006, there were approximately 290 eligible participants. Under this program, members of management can elect to defer a portion of their base salary and/or annual incentive bonuses and receive restricted stock units credited at a discount to the fair market value of our common stock. Participants in the MSPP are also subject to the stock ownership guidelines describe above. The discount rates on restricted stock units purchased with deferred salary or bonus are based on the following scale:

Total Dollar Amount of Salary and Bonus		Value of Restricted Stock Units
Deferrals, Expressed as a Percentage of	Applicable	Received as a Percentage of the
the Participant’s Base Salary	Discount Rate	Amount Deferred

15% or less	20%	125%
Over 15% and up to 100%	30%	143%
Over 100%	20%	125%

Participants in the MSPP are electing to invest their personal wealth in Company stock for a significant period of time. In consideration for deferring their 2006 base salary and 2006 bonus in a deferral election made in December 2005, participants were credited with a number of restricted stock units under the Long-Term Stock Incentive Plan equal to 125% or 143% of the amount deferred divided by the fair market value of a share of common stock determined in a manner approved by the Compensation Committee. This formula effectively provided participants with a 20% or 30% discount on restricted stock units credited under the Plan, depending on the amount of the deferral as set forth in the above table. For restricted stock units credited in March 2006 for 2006 base salary deferral elections, the fair market value of a share of common stock was based on the average of the high and low prices of our common stock during the last five trading days of 2005, which was $28.32 per share. For restricted stock units to be credited in March 2007 for 2006 bonus deferral elections, the fair market value of a share of common stock was based on the average of the closing trading prices during the last five trading days of 2006, which was $29.64 per share.

Generally, a participant must hold restricted stock units and remain employed for at least three years following the grant date, at which time the participant receives, net of taxes, a number of shares of common stock equal to the restricted stock units held and a cash payment equal to the amount of dividends, if any, the participant would have earned if he or she had held shares of common stock rather than restricted stock units, together with accrued interest on such dividends.

Equity Award Policy

We do not time the grant of equity awards in coordination with the release of material non-public information. Our equity awards are generally approved and effective on the dates of our regularly scheduled Compensation Committee meetings. In 2006 the Compensation Committee approved and formalized our equity award policy. It provides that the effective grant date of equity awards must be either the date of Compensation Committee or other committee approval or some future date specifically identified in such approval. The exercise price of stock options and grant price of stock appreciation rights shall be the closing market price of our common stock on the grant date. The Compensation Committee must approve all awards to our executive officers. An aggregate award pool to non-executives may be approved by the Compensation Committee and allocated to individuals by a committee consisting of the CEO and the Chairman of the Compensation Committee.

Retirement Plan Benefits

Our Named Executive Officers participate in our retirement savings plan, qualified pension plan, pension equalization plan and supplemental savings plan. The general terms of these plans and formulas for calculating benefits thereunder are summarized following the Summary Compensation Table, Pension Benefits table and Nonqualified Deferred Compensation table, respectively, in the “Executive Compensation” section beginning on page 135. These benefits provide rewards for long service to the Company and an income source in an executive’s post-employment years. In 2006, we elected to freeze our salaried defined benefit pension plan effective December 31, 2006 and established a defined contribution retirement plan effective January 1, 2007. In making this transition, we considered that from a financial perspective the volatility of the market makes the costs associated with funding a defined benefit plan increasingly unpredictable. In contrast, the more predictable cost structure of a defined contribution plan makes it easier to effectively budget and manage plan expenses. In general, our pension and retirement benefits are competitive with those of other companies in our comparator groups, but only if executives retire at the normal retirement age of 65. Our plans do not provide for enhanced credits or benefits upon early retirement.

Termination/Change in Control Benefits

As described in detail and quantified beginning on page 146, our Named Executive Officers receive certain benefits under their employment agreements upon certain termination of employment events, including following a change in control of the Company. They also receive, as do all employees who hold equity awards, accelerated or pro rata vesting of equity awards upon a change in control of the Company. These benefits are intended to ensure that senior management is not influenced by their personal situations and are able to be objective in evaluating a potential change in control transaction. In addition, the benefits associated with early vesting of equity awards protect employees in the event of a change in control and ensure an orderly transition of leadership.

Health, Welfare and Certain Other Benefits

To remain competitive in the market for a high caliber management team, Lear provides its executive officers, including our Chief Executive Officer, with health and welfare benefits. The Estate Preservation Plan, in which certain of our senior executives participate, provides the beneficiaries of a participant with death benefits which may be used to pay estate taxes on inherited common stock. In addition, in the past we had provided certain perquisites, including financial counseling services, reimbursement of country club membership dues, the use of a company automobile and limited personal use of the corporate aircraft. In certain instances, the Company had also provided tax gross-up payments for the imputed income associated with such perquisites. Beginning in 2006 for our Named Executive Officers, we transitioned from the provision of individual perquisites toward the provision to each executive of an aggregate perquisite allowance. This gives the executives freedom to choose the form of benefit and eliminates our cost of administering the perquisites program. We also permit limited personal use of the company aircraft by our most senior executives. For additional information regarding perquisites, please see “Executive Compensation — Summary Compensation Table” beginning on page 135 and footnote (6) to the Summary Compensation Table.

Tax Treatment of Executive Compensation

One of the factors the Compensation Committee considers when determining compensation is the anticipated tax treatment to Lear and to the executives of the various payments and benefits. Section 162(m) of the Internal Revenue Code limits the deductibility of non-performance based compensation in excess of $1,000,000 paid to any Named Executive Officer appearing in the Summary Compensation Table. The Compensation Committee generally considers this limit when determining compensation; however, there are instances where the Committee has concluded, and may conclude in the future, that it is appropriate to exceed the limitation on deductibility under Section 162(m) to ensure that executive officers are compensated in a manner that it believes to be consistent with the Company’s best interests and those of its stockholders. For example, as described above, in 2004 the Compensation Committee chose to increase Mr. Rossiter’s salary to $1,100,000, thereby making $100,000 of it non-deductible. In making this decision, the Committee weighed the cost of this non-deductible compensation against the benefit of awarding competitive compensation to our Chief Executive Officer.

Impact of Accounting Treatment

We have generally considered the accounting treatment of various forms of awards in determining the components of our overall compensation program. For example, we considered the commencement of option expensing under the fair value accounting guidance of FAS 123 as a factor in switching from option awards to restricted stock units in 2003. In addition, we have generally sought to grant stock-settled equity awards which receive fixed accounting treatment as opposed to cash-settled equity awards which receive variable accounting treatment. We intend to continue to evaluate these factors in the future.

EXECUTIVE COMPENSATION

The following table shows information concerning the annual compensation for services to the Company in all capacities of the Chief Executive Officer, Chief Financial Officer and the other most highly compensated executive officers of the Company (our “Named Executive Officers”) during the last completed fiscal year.

SUMMARY COMPENSATION TABLE

Change in
Pension
Value
Non-Equity	and
Incentive	Nonqualified
Plan	Deferred	All Other
Stock	Option	Compen-	Compensation	Compen-	Total
Salary	Bonus	Awards	Awards	sation	Earnings	sation	Compensation
(1)	(1), (2)	(3)	(4)	(1), (2)	(5)	(6)	(7)
Name and Principal	Year	($)	($)	($)	($)	($)	($)	($)	($)
Position (a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Robert E. Rossiter,	2006	$1,100,000	$132,000	$2,540,097	$944,106	$693,000	$697,329	$192,344	(8)	$6,298,876
Chairman and Chief Executive Officer
James H. Vandenberghe,	2006	$925,000	$74,000	$1,417,369	$524,503	$388,500	$416,243	$93,658	$3,839,273
Vice Chairman and Chief Financial Officer
David C. Wajsgras,	2006	$130,000	$0	$(639,537)	$(57,791)	$0	$0	(10)	$11,243	(11)	$(556,085)
Former Executive Vice President and Chief Financial Officer(9)
Douglas G. DelGrosso,	2006	$770,000	$74,000	$1,013,164	$466,709	$388,500	$82,210	$0	(12)	$2,794,583
President and Chief Operating Officer
Daniel A. Ninivaggi,	2006	$572,917	$169,850	$863,627	$232,497	$150,150	$30,089	$57,716	$2,076,846
Executive Vice President, Secretary and General Counsel
Raymond E. Scott,	2006	$453,958	$22,560	$455,591	$224,021	$118,440	$28,082	$139,700	(13)	$1,442,352
Senior Vice President and President, North American Seating Systems Group

(1)	Under the Management Stock Purchase Plan, Named Executive Officers elected to defer portions of their 2006 salaries and bonuses. Salaries and bonuses are reported without giving effect to any amount deferred under that plan. The Named Executive Officers deferred the following amounts of their total salary and bonus earned in 2006: Mr. Rossiter, $577,500; Mr. Vandenberghe, $416,250; Mr. DelGrosso, $215,625; Mr. Ninivaggi, $153,000; and Mr. Scott, $141,000. Amounts deferred under the Management Stock Purchase Plan are used to purchase restricted stock units at a discount to the fair market value of our common stock. The respective amounts charged as an expense to the Company in 2006 for this premium portion is reflected in the stock awards column. Messrs. DelGrosso and Scott have deferred receipt of supplemental restricted stock unit awards into the Management Stock Purchase Plan in the amounts of $144,896 and $46,042, respectively. For further information regarding the Management Stock Purchase Plan, see “Compensation Discussion and Analysis” above and the Grants of Plan-Based Awards table (including footnote (4) thereto) beginning on page 138.

(2)	The total annual incentive bonus for 2006 is divided between columns (d) and (g). The amount shown in column (g) was earned based on the pre-established criteria approved by the Compensation Committee. The amount shown in column (d) is the discretionary portion of the annual incentive bonus that was approved by the Compensation Committee based on a variety of qualitative factors.

(3)	Represents the compensation costs of restricted stock units, restricted stock and performance shares for financial reporting purposes for the year under FAS 123(R). See Note 11 of the Company’s financial statements for 2006 for the assumptions made in determining FAS 123(R)values. For retirement eligible grantees, the first half of the grant is expensed in the year of the grant and the second half is expensed over two years. There can be no assurance that the FAS 123(R) value will ever be realized. The amount for Mr. Wajsgras reflects the net result of reversing a portion of the compensation costs of awards that were previously expensed by the Company which he forfeited upon his resignation.

(4)	Represents the compensation costs of stock-settled stock appreciation rights for financial reporting purposes for the year under FAS 123(R). See Note 11 of the Company’s financial statements for 2006 for the assumptions made in determining FAS 123(R) values. For retirement eligible grantees, the entire amount is expensed in one year. There can be no assurance that the FAS 123(R) value will ever be realized. The amount for Mr. Wajsgras reflects the net result of reversing a portion of the compensation costs of awards that were previously expensed by the Company which he forfeited upon his resignation.

(5)	Represents the aggregate change in actuarial present value of the executive’s accumulated benefit under all defined benefit and actuarial pension plans (including supplemental plans) from the pension plan measurement date used for financial statement reporting purposes with respect to the prior fiscal year’s audited financial statements to the respective measurement date for the covered fiscal year.

(6)	The amount shown in column (i) reflects for each Named Executive Officer (with those amounts in each category in excess of $10,000 specifically noted):

•	matching contributions allocated by the Company to each of the Named Executive Officers pursuant to the Retirement Savings Plan (described below) and the Executive Supplemental Savings Plan (fully described on page 146 under the heading “Nonqualified Deferred Compensation”);

•	imputed income with respect to life insurance coverage;

•	life insurance premiums paid by the Company, including $12,128 in premiums for Mr. Rossiter and $12,720 in premiums for Mr. Vandenberghe; and

•	a perquisite allowance provided by the Company that is equal to the greater of 7.5% of the base salary rate as of December 31, 2006 and $42,000, which amounted to allowances as follows: Mr. Rossiter, $82,500; Mr. Vandenberghe, $69,375; Mr. DelGrosso, $69,375 (based on a salary rate of $925,000, which includes the value of a supplemental restricted stock unit grant awarded in January 2006); Mr. Ninivaggi, $52,500; and Mr. Scott, $42,000.

(7)	For each Named Executive Officer, the percentages of total compensation in 2006 that were attributable to base salary and total bonus (the amounts identified in columns (d) and (g)) were as follows: Mr. Rossiter, base salary 17.5%, bonus 13.1%; Mr. Vandenberghe, base salary 24.1%, bonus 12.0%; Mr. Wajsgras, base salary 92.0% (disregarding negative amounts in the Summary Compensation Table), bonus 0%; Mr. DelGrosso, base salary 27.6%, bonus 16.5%; Mr. Ninivaggi, base salary 27.6%, bonus 15.4%; Mr. Scott, base salary 31.5%, bonus 9.8%.

(8)	In addition to the items noted in footnote 6 above, the amount in column (i) includes the aggregate incremental cost of $45,866 for personal use of the corporate aircraft, which was determined based on the variable cost to the Company of such use, and an associated tax gross-up of $33,822.

(9)	Mr. Wajsgras resigned as our Executive Vice President and Chief Financial Officer effective March 10, 2006.

(10)	Mr. Wajsgras’s aggregate pension value decreased by $182,082 as a result of his resignation prior to becoming fully vested in the Pension Equalization Program and the Executive Supplemental Savings Plan.

(11)	The amount in column (i) includes $10,719 relating to financial counseling services and country club membership dues.

(12)	Mr. DelGrosso received the items noted in footnote 6 above, however, these amounts were more than offset by net tax reimbursements of $96,563 paid by Mr. DelGrosso to Lear related to his foreign assignment. The net tax reimbursements are comprised of taxes paid by Lear in the amount of $182,500, offset by tax equalization payments made by Mr. DelGrosso to Lear in the amount of $279,063.

(13)	Includes $56,643 relating to Mr. Scott’s overseas assignment compensation (which primarily reflects tax equalization payments, reimbursement for foreign housing costs and certain associated tax gross-ups), $20,000 relating to country club membership fees and $13,529 for a tax gross-up relating to country club membership fees.

Employment Agreements

We have entered into employment agreements with each of our Named Executive Officers. Unless terminated earlier pursuant to a written notice of termination provided by us or the executive, each employment agreement with our Named Executive Officers remains in effect until the earlier of (i) the date two years after a written notice of non-renewal is provided by us or the executive or (ii) the date the executive reaches his or her normal retirement date under our retirement plan for salaried employees then in effect. Each employment agreement specifies the annual base salary for the executive, which may be increased at the discretion of the Compensation Committee. In addition, the employment agreements specify that the executives are eligible for an annual incentive compensation bonus at the discretion of the Compensation Committee. Under the terms of the employment agreements, each Named Executive Officer is also eligible to participate in the welfare, retirement, perquisite and fringe benefit, and other benefit plans, practices, policies and programs, as may be in effect from time to time, for senior executives of the Company generally. Under the employment agreements, the Company may generally reduce an executive’s base salary or bonus, defer payment of his compensation, or eliminate or modify his benefits, without giving rise to a claim of constructive termination, so long as such changes are made for all executive officers of the Company; however, any such actions by the Company within one year after a change in control (as defined in the employment agreement) would give the executive a basis for termination for good reason.

Each executive who enters into an employment agreement agrees to comply with certain confidentiality covenants both during employment and after termination. He also agrees to comply with certain non-competition and non-solicitation covenants during his employment and for two years after the date of termination, unless he is terminated by us for cause, pursuant to a notice of non-renewal from us, or if he terminates employment for other than good reason, in which cases he agrees to comply with such covenants for one year after the date of termination. Upon any transfer of all or substantially all of our assets to a successor entity, we will require the successor entity expressly to assume performance of the employment agreement.

Retirement Savings Plan

We have established a Retirement Savings Plan pursuant to Section 401(k) of the Internal Revenue Code for non-union salaried employees who have completed one month of service. Under the Retirement Savings Plan, each eligible employee may elect to defer, on a pre-tax basis, a portion of his or her base salary and annual bonus each year. The plan was originally established with a company matching provision of 50%, 75% and 100% on an employee’s compensation up to a maximum of 5% of an employee’s base salary and annual incentive bonus, depending on years of service. Effective January 1, 2002, matching contributions were suspended, but were subsequently reinstated effective April 1, 2003 at a reduced rate of 25% and 50% on an employee’s compensation up to a maximum of 5% of an employee’s base salary and annual incentive bonus, depending on years of service. In addition, the plan was amended effective January 1, 2003 to allow for discretionary company matching contributions. Company matching contributions were initially invested in a money market-type fund and could be transferred by the participant to other funds under the Retirement Savings Plan at any time. Matching contributions become vested under the Retirement Savings Plan at a rate of 20% for each full year of service. Effective July 1, 2006, matching contributions were suspended.

GRANTS OF PLAN-BASED AWARDS

The following table discloses the grants of plan-based awards to our Named Executive Officers in 2006.

										All Other
										Option		Grant
									All Other	Awards:		Date
									Stock	Number		Fair
									Awards:	of	Exercise	Value of
									Number	Securities	or Base	Stock
									of Shares	Under-	Price of	and
			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			of Stock	lying	Option	Option
	Grant		Threshold	Target	Maximum	Threshold	Target	Maxi-mum	or Units	Options	Awards	Awards
Name	Date	Approval	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	(3)
(a)	(b)	Date	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)

Robert E. Rossiter	3/15/2006(4)	11/10/2005(5)							15,606			$111,975
	3/23/2006		$0	$1,650,000	$2,310,000
	3/23/2006					9,711	19,421	29,132
	11/9/2006(6)								23,626			$739,966
	11/9/2006(7)									70,875	$31.32	$936,259
James H. Vandenberghe	3/15/2006(4)	11/10/2005(5)							13,124			$94,161
	3/23/2006		$0	$925,000	$1,295,000
	3/23/2006					4,083	8,166	12,249
	11/9/2006(6)								13,126			$411,106
	11/9/2006(7)									39,375	$31.32	$520,144
David C. Wajsgras	1/3/2006	11/10/2005(8)							2,562			$72,479
Douglas G. DelGrosso	1/3/2006	11/10/2005(8)							5,121			$144,873
	3/15/2006(4)	11/10/2005(5)							11,488			$225,346
	3/23/2006		$0	$925,000	$1,295,000
	3/23/2006					4,083	8,166	12,249
	11/9/2006(6)								13,126			$411,106
	11/9/2006(7)									39,375	$31.32	$520,144
Daniel A. Ninivaggi	3/15/2006(4)	11/10/2005(5)							1,103			$6,245
	3/23/2006		$0	$357,500	$500,500
	3/23/2006					2,207	4,414	6,621
	11/9/2006(6)								10,150			$317,898
	11/9/2006(6)								9,578			$300,000
	11/9/2006(7)									30,450	$31.32	$402,245
Raymond E. Scott	3/15/2006(4)	11/10/2005(5)							2,032			$57,543
	3/23/2006		$0	$282,000	$394,800
	3/23/2006					2,031	4,061	6,092
	11/9/2006(6)								6,300			$197,316
	11/9/2006(7)									18,900	$31.32	$249,669

(1)	The threshold, target and maximum amounts represent 0%, 100% and 140%, respectively, of the total bonus opportunity for each Named Executive Officer. The total bonus opportunity for the Named Executive Officers is based on a percentage of base salary, which was 150% for Mr. Rossiter, 100% for Messrs. Vandenberghe and DelGrosso, and 60% for Mr. Scott. The total bonus opportunity for Mr. Ninivaggi was 60% through August 21, 2006, at which time it was increased to 80% of base salary. Amounts actually paid for 2006 performance were equal to 50% of target, except with respect to Mr. Ninivaggi, who received an additional discretionary amount. Those amounts are set forth in columns (d) and (g) of the Summary Compensation Table.

(2)	Represents the performance share awards granted under the Long-Term Stock Incentive Plan for the 2006 through 2008 performance period.

(3)	See Note 11 of the Company’s financial statements for 2006 for the assumptions made in determining FAS 123(R) values.

(4)	Represents total restricted stock units awarded under the Management Stock Purchase Plan (MSPP) in 2006 based on deferral elections with respect to salary and bonus. The Grant Date Fair Value, however, reflects only the premium portion (as a result of the discounted unit price) awarded to each Named Executive Officer based on such officer’s deferral election. The amounts shown for this award would include deferrals of 2006 salary and 2005 bonus payable in 2006, however, no bonus was paid in 2006. For Messrs. DelGrosso and Scott, the fair value of their MSPP awards also includes the amounts of their supplemental restricted stock unit awards that they deferred into the MSPP which were $144,896 and $46,042, respectively.

(5)	The Compensation Committee approved the 2006 Management Stock Purchase Plan Terms and Conditions at its meeting in November 2005.

(6)	Represents restricted stock units granted under the Long-Term Stock Incentive Plan.

(7)	Represents stock-settled stock appreciation rights awarded under the Long-Term Stock Incentive Plan.

(8)	The Compensation Committee approved the awards at its meeting in November 2005, to be granted on January 3, 2006.

Bonuses

A summary description of the Company’s Annual Incentive Compensation Plan is set forth in the Compensation Discussion and Analysis, above.

Restricted Stock Units

The Company’s equity-based awards to the Named Executive Officers for 2006 included restricted stock units. The restricted stock unit awards consisted of (i) restricted stock units granted under the Long-Term Stock Incentive Plan, which are valued based on the price of our common stock on the grant date, (ii) awards under the Management Stock Purchase Plan (MSPP) based on deferral elections with respect to salary and bonus earned in the respective years and (iii) supplemental restricted stock units awarded to certain executives in lieu of additional base salary increases. Restricted stock units are converted into shares of our common stock on a one-for-one basis, net of taxes, on the respective vesting dates.

One-half of the restricted stock units in clause (i) above vest on the second anniversary of the grant date, and the remaining half vest on the fourth anniversary of the grant date, provided the recipient remains employed by the Company and certain other conditions are satisfied. Delivery of shares is made at the time of vesting unless the employee has elected to defer delivery. An employee may elect to defer delivery of shares for up to ten years. With respect to the MSPP, the restricted stock unit awards reported reflect the premium portion (as a result of the discounted unit price) awarded to each Named Executive Officer based on such officer’s deferral election, and the value of each such award is reported as of its respective grant date. The MSPP restricted stock units generally vest three years from the date of grant. Except with respect to the amounts deferred into the MSPP, the supplemental restricted stock units vested on the first anniversary of the grant date in accordance with their terms.

Holders of restricted stock units are entitled to dividend equivalents if and when cash dividends are declared and paid on our common stock. The dividend equivalents are calculated by multiplying the dividend amount by the number of restricted stock units held. The dividend equivalents are credited to an account established by the Company for bookkeeping purposes only and credited monthly with interest at an annual rate equal to the prime rate. Dividend equivalents vest in accordance with the vesting schedule of the restricted stock units to which they relate.

Restricted Stock

A description of the restricted stock award to Mr. Ninivaggi is included in the Compensation Discussion and Analysis, beginning on page 131.

Stock Appreciation Rights

The Company’s equity-based awards to the Named Executive Officers for 2006 included stock-settled stock appreciation rights. The stock appreciation rights entitle the executive, upon exercise, to receive shares of our common stock equal to the aggregate difference between the grant price of each exercised stock appreciation right and the fair market value of one share of common stock on the date the stock appreciation right is exercised. The grant price was equal to the closing price of the Company common stock on the New York Stock Exchange on the grant date. The stock appreciation rights will vest and become exercisable on the third anniversary of the grant date, provided the recipient remains employed by the Company and certain other conditions are satisfied. The stock appreciation rights will expire seven years from the grant date, unless earlier exercised. If the executive retires after age 55 with 10 or more years of vesting service (as defined in the Pension Plan), the executive will be deemed vested in the stock appreciation rights that would have become vested during the 24 months following his or her retirement date and the executive will have 13 months from his or her retirement date to exercise the vested stock appreciation rights. If the recipient’s employment terminates due to death or disability, all stock appreciation rights will immediately vest in full and the recipient (or his or her beneficiary) will have 13 months to exercise the vested stock appreciation rights. Upon a termination of employment for any reason other than those described above, the recipient will have 30 days from the termination date to exercise vested stock appreciation rights. If a change in control (as defined in the Long — Term Stock Incentive Plan) of the Company occurs, all stock appreciation rights will immediately vest in full.

Performance Shares

On March 23, 2006, the Compensation Committee also approved performance share awards to certain members of the Company’s management under the terms of the Long-Term Stock Incentive Plan for the three-year period ending December 31, 2008. The number of performance shares actually earned will depend on the attainment of certain levels (threshold, target or superior) of two equally-weighted performance measures during the three-year period ending December 31, 2008: (i) improvement on return on invested capital and (ii) relative return to shareholders compared to a peer group consisting of component companies within the S&P 500 Index.

If any of the levels of performance are attained, performance shares will be paid out in shares of the Company’s common stock on a one-for-one basis after the end of the performance period. Attainment of the threshold level will result in a payout at 50% of the targeted level; attainment of the target level will result in a payout at 100% of the targeted level; and attainment of the superior level will result in a payout at 150% of the targeted level. In the alternative, the executives may earn a pro rata amount of performance shares in each year of the performance period to the extent such performance objectives are attained in any single year of the performance period. This alternative calculation will be applied if an executive would earn more performance shares thereby than by measuring performance over the three-year period. A summary of the performance objectives for the 2006-2008 performance share awards follows: (i) Improvement in Return on Invested Capital has threshold, target and superior levels of 3%, 5% and 7% per year average improvement, respectively; and (ii) Relative Return to Shareholders has threshold, target and superior levels if the Company is ranked above the 42nd, 57th and 85th percentile, respectively.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows outstanding stock options, stock appreciation rights, restricted stock units and performance shares as of December 31, 2006 for each Named Executive Officer.

							Stock Awards
												Equity
												Incentive
										Equity		Plan
	Option Awards									Incentive		Awards:
				Equity						Plan		Market or
				Incentive						Awards:		Payout
				Plan					Market	Number of		Value of
				Awards:			Number		Value of	Unearned		Unearned
	Number of	Number of		Number of			of Shares		Shares or	Shares,		Shares, Units
	Securities	Securities		Securities			or Units		Units of	Units or		or Other
	Underlying	Underlying		Underlying			of Stock		Stock that	Other		Rights that
	Unexercised	Unexercised		Unexercised	Option		that		have	Rights that		have not
	Options	Options		Unearned	Exercise	Option	have not		not Vested	have not		Vested
	(#)	(#)		Options	Price	Expiration	Vested		(1)	Vested		(1)
Name	Exercisable	Unexercisable		(#)	($)	Date	(#)		($)	(#)		($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)		(h)	(i)		(j)

Robert E. Rossiter	45,000	0			$54.22	5/12/2008	190,272	(4)	$5,618,732	14,236	(5)	$420,389
	81,250	0			$35.93	5/3/2011
	125,000	0			$41.83	6/14/2012
	50,625	101,250	(2)		$27.74	11/10/2012
	0	70,875	(3)		$31.32	11/9/2013
James H. Vandenberghe	40,000	0			$54.22	5/12/2008	113,272	(6)	$3,344,922	5,986	(7)	$176,767
	50,000	0			$39.00	3/19/2009
	75,000	0			$41.83	6/14/2012
	28,125	56,250	(2)		$27.74	11/10/2012
	0	39,375	(3)		$31.32	11/9/2013
David C. Wajsgras	0	0			$41.83	3/10/2006	0		$0	0		$0
	0	0			$27.74	3/10/2006
Douglas G. DelGrosso	20,000	0			$54.22	5/12/2008	77,339	(8)	$2,283,821	5,523	(9)	$163,094
	30,000	0			$39.00	3/19/2009
	32,500	0			$35.93	5/3/2011
	50,000	0			$41.83	6/14/2012
	28,125	56,250	(2)		$27.74	11/10/2012
	0	39,375	(3)		$31.32	11/9/2013
Daniel A. Ninivaggi	13,500	27,000	(2)		$27.74	11/10/2012	32,533	(10)	$960,699	3,122	(11)	$92,193
	0	30,450	(3)		$31.32	11/9/2013
Raymond E. Scott	4,000	0			$54.22	5/12/2008	36,992	(12)	$1,092,374	2,844	(13)	$83,983
	25,000	0			$41.83	6/14/2012
	13,500	27,000	(2)		$27.74	11/10/2012
	0	18,900	(3)		$31.32	11/9/2013

(1)	Total values calculated by multiplying total number of shares or units by the market price of Company stock at the close of the last trading day in 2006, which was $29.53 per share.

(2)	Stock appreciation rights, one-half of which vest on November 10, 2007 and one-half of which vest on November 10, 2008.

(3)	Stock appreciation rights which vest on November 9, 2009.

(4)	Represents 42,651 restricted stock units granted under the Management Stock Purchase Plan that vest on March 14, 2007; 24,014 restricted stock units granted under the Management Stock Purchase Plan that vest on March 14, 2008; 15,606 restricted stock units granted under the Management Stock Purchase Plan that vest on March 14, 2009; 22,500 restricted stock units granted under the Long-Term Stock Incentive Plan that vest on November 13, 2008; 45,000 restricted stock units granted under the Long-Term Stock Incentive Plan, half of which vest on November 11, 2007 and the other half of which vest on November 11, 2009; 16,875 restricted stock units granted under the Long-Term Stock Incentive Plan, half of which vest on November 10, 2007 and the other half of which vest on November 10, 2009; 23,626 restricted stock units granted under the Long-Term Stock Incentive Plan, half of which vest on November 9, 2008 and the other half of which vest on November 9,

2010. In addition, Mr. Rossiter is entitled to receive two years’ vesting acceleration of his restricted stock units upon his retirement because he is over age 55 with ten years of service.

(5)	Represents 4,525 performance shares awarded under the Long-Term Stock Incentive Plan at threshold for the 2005 to 2007 performance period and 9,711 performance shares awarded under the Long-Term Stock Incentive Plan at threshold for the 2006 to 2008 performance period. Does not include performance shares for the 2004 to 2006 performance period, which expired without payment.

(6)	Represents 22,526 restricted stock units granted under the Management Stock Purchase Plan that vest on March 14, 2007; 17,582 restricted stock units granted under the Management Stock Purchase Plan that vest on March 14, 2008; 13,123 restricted stock units granted under the Management Stock Purchase Plan that vest on March 14, 2009; 12,540 restricted stock units granted under the Long-Term Stock Incentive Plan that vest on November 13, 2008; 25,000 restricted stock units granted under the Long-Term Stock Incentive Plan, half of which vest on November 11, 2007 and the other half of which vest on November 11, 2009; 9,375 restricted stock units granted under the Long-Term Stock Incentive Plan, half of which vest on November 10, 2007 and the other half of which vest on November 10, 2009; 13,126 restricted stock units granted under the Long-Term Stock Incentive Plan, half of which vest on November 9, 2008 and the other half of which vest on November 9, 2010. In addition, Mr. Vandenberghe is entitled to receive two years’ vesting acceleration of his restricted stock units upon his retirement because he is over age 55 with ten years of service.

(7)	Represents 1,903 performance shares awarded under the Long-Term Stock Incentive Plan at threshold for the 2005 to 2007 performance period and 4,083 performance shares awarded under the Long-Term Stock Incentive Plan at threshold for the 2006 to 2008 performance period. Does not include performance shares for the 2004 to 2006 performance period, which expired without payment.

(8)	Represents 7,425 restricted stock units granted under the Management Stock Purchase Plan that vest on March 14, 2007; 3,804 restricted stock units granted under the Management Stock Purchase Plan that vest on March 14, 2008; 11,488 restricted stock units granted under the Management Stock Purchase Plan that vest on March 14, 2009; 9,000 restricted stock units granted under the Long-Term Stock Incentive Plan that vest on November 13, 2008; 18,000 restricted stock units granted under the Long-Term Stock Incentive Plan, half of which vest on November 11, 2007 and the other half of which vest on November 11, 2009; 9,375 restricted stock units granted under the Long-Term Stock Incentive Plan, half of which vest on November 10, 2007 and the other half of which vest on November 10, 2009; 5,121 restricted stock units granted under the Long-Term Stock Incentive Plan that vested on January 3, 2007; 13,126 restricted stock units granted under the Long-Term Stock Incentive Plan, half of which vest on November 9, 2008 and the other half of which vest on November 9, 2010.

(9)	Represents 1,440 performance shares awarded under the Long-Term Stock Incentive Plan at threshold for the 2005 to 2007 performance period and 4,083 performance shares awarded under the Long-Term Stock Incentive Plan at threshold for the 2006 to 2008 performance period. Does not include performance shares for the 2004 to 2006 performance period, which expired without payment.

(10)	Represents 101 restricted stock units granted under the Management Stock Purchase Plan that vest on March 14, 2007; 1,379 restricted stock units granted under the Management Stock Purchase Plan that vest on March 14, 2008; 1,103 restricted stock units granted under the Management Stock Purchase Plan that vest on March 14, 2009; 5,100 restricted stock units granted under the Long-Term Stock Incentive Plan that vest on November 13, 2008; 10,200 restricted stock units granted under the Long-Term Stock Incentive Plan, half of which vest on November 11, 2007 and the other half of which vest on November 11, 2009; 4,500 restricted stock units granted under the Long-Term Stock Incentive Plan, half of which vest on November 10, 2007 and the other half of which vest on November 10, 2009; 10,150 restricted stock units granted under the Long-Term Stock Incentive Plan, half of which vest on November 9, 2008 and the other half of which vest on November 9, 2010.

(11)	Represents 915 performance shares awarded under the Long-Term Stock Incentive Plan at threshold for the 2005 to 2007 performance period and 2,207 performance shares awarded under the Long-Term Stock Incentive Plan at threshold for the 2006 to 2008 performance period. Does not include performance shares for the 2004 to 2006 performance period, which expired without payment.

(12)	Represents 5,615 restricted stock units granted under the Management Stock Purchase Plan that vest on March 14, 2007; 4,486 restricted stock units granted under the Management Stock Purchase Plan that vest on March 14, 2008; 2,031 restricted stock units granted under the Management Stock Purchase Plan that vest on March 14, 2009; 4,560 restricted stock units granted under the Long-Term Stock Incentive Plan that vest on November 13, 2008; 9,500 restricted stock units granted under the Long-Term Stock Incentive Plan, half of which vest on November 11, 2007 and the other half of which vest on November 11, 2009; 4,500 restricted stock units granted under the Long-Term Stock Incentive Plan, half of which vest on November 10, 2007 and the other half of which vest on November 10, 2009; 6,300 restricted stock units granted under the Long-Term Stock Incentive Plan, half of which vest on November 9, 2008 and the other half of which vest on November 9, 2010.

(13)	Represents 813 performance shares awarded under the Long-Term Stock Incentive Plan at threshold for the 2005 to 2007 performance period and 2,031 performance shares awarded under the Long-Term Stock Incentive Plan at threshold for the 2006 to 2008 performance period. Does not include performance shares for the 2004 to 2006 performance period, which expired without payment.

OPTION EXERCISES AND STOCK VESTED

The following table sets forth certain information regarding stock-based awards that vested during 2006 for our Named Executive Officers. No stock options or stock appreciation rights were exercised by our Named Executive Officers in 2006.

			Stock Awards
	Option Awards		Number of
	Number of Shares	Value	Shares Acquired		Value
	Acquired on	Realized on	on Vesting		Realized on
	Exercise	Exercise	(1)		Vesting
Name	(#)	($)	(#)		($)
(a)	(b)	(c)	(d)		(e)

Robert E. Rossiter	—	—	48,119	(2)	$780,986
			22,500	(3)	$744,750
James H. Vandenberghe	—	—	11,548	(2)	$187,437
			12,540	(3)	$415,074
David C. Wajsgras	—	—	8,512	(4)	$154,067
			11,233	(4)	$203,317
			10,589	(4)	$191,661
			427	(5)	$10,405
Douglas G. DelGrosso	—	—	6,587	(2)	$106,919
			9,000	(3)	$297,900
Daniel A. Ninivaggi	—	—	5,100	(3)	$168,810
			9,578	(6)	$300,000
Raymond E. Scott	—	—	1,184	(2)	$19,223
			4,560	(3)	$150,936

(1)	Excludes performance shares for the 2004 to 2006 performance period, which expired without payment.

(2)	Vesting of restricted stock units under the Management Stock Purchase Plan on March 14, 2006.

(3)	Vesting of a portion of the restricted stock units granted under the Long-Term Stock Incentive Plan on November 13, 2003.

(4)	Early payout of restricted stock units granted under the 2003 (8,512 shares), 2004 (11,233 shares) and 2005 (10,589 shares) Management Stock Purchase Plan based on the price of Company common stock on March 10, 2006. Amounts were distributed after the six-month holding period required by section 409A of the Internal Revenue Code.

(5)	Amount of supplemental restricted stock unit award granted on January 3, 2006, based on pro-rata vesting.

(6)	Number of shares of restricted stock that were fully vested when granted on November 9, 2006.

PENSION BENEFITS

		Number
		of Years		Present Value of
		Credited		Accumulated Benefit	Payments During
	Plan	Service		(1)	Last Fiscal Year
Name	Name(s)	(#)		($)	($)
(a)	(b)	(c)		(d)	(e)

Robert E. Rossiter	Pension Plan (tax-qualified plan)	35.3	(2)	$579,371	$0
	Pension Equalization Program	35.3	(2)	$5,079,645	$0
	Executive Supplemental Savings Plan	35.3	(2)	$4,355,004	$0
James H. Vandenberghe	Pension Plan (tax-qualified plan)	33.8		$536,674	$0
	Pension Equalization Program	33.8		$2,875,332	$0
	Executive Supplemental Savings Plan	33.8		$2,044,499	$0
David C. Wajsgras(3)	Pension Plan (tax-qualified plan)	6.6		$63,523	$0
	Pension Equalization Program	6.6		$0	$0
	Executive Supplemental Savings Plan	6.6		$0	$0
Douglas G. DelGrosso	Pension Plan (tax-qualified plan)	22.7		$200,015	$0
	Pension Equalization Program	22.7		$676,167	$0
	Executive Supplemental Savings Plan	22.7		$359,733	$0
Daniel A. Ninivaggi(4)	Pension Plan (tax-qualified plan)	3.3		$24,669	$0
	Pension Equalization Program	3.3		$51,779	$0
	Executive Supplemental Savings Plan	3.3		$7,341	$0
Raymond E. Scott(5)	Pension Plan (tax-qualified plan)	18.2		$132,593	$0
	Pension Equalization Program	18.2		$121,620	$0
	Executive Supplemental Savings Plan	18.2		$100,134	$0

(1)	The benefit under the Pension Plan for each Named Executive Officer is based on post-commencement valuation mortality and commencement of benefits at age 65. The assumed discount rate applicable to a September 30, 2006 measurement is 6.00%.

(2)	Credited service is limited to 35 years for all purposes under the Pension Plan, the Pension Equalization Program and the Executive Supplemental Savings Plan Pension Make-up Account.

(3)	Mr. Wajsgras was not vested in the Pension Equalization Program at the time of his termination of employment. In addition, he was not vested in the Executive Supplemental Savings Plan Pension Make-up Account at the time of his termination of employment, since all of such benefits were attributable to compensation in excess of the Internal Revenue Code compensation limits, and such benefits generally vest after a participant has either (i) attained age 55 and has 10 years of vesting service, attained age 65, or becomes eligible for disability retirement under the Pension Plan, or (ii) attained 20 years of vesting service.

(4)	Mr. Ninivaggi was not vested in his Pension Plan benefits because he has less than five years of service. In addition, he was not vested in any of the Pension Equalization Program or Executive Supplemental Savings Plan Pension Make-up Account benefits he has accrued to date, since all of such benefits were attributable to compensation in excess of the Internal Revenue Code compensation limits, and such benefits generally vest after a participant has either (i) attained age 55 and has 10 years of vesting service, attained age 65, or becomes eligible for disability retirement under the Pension Plan, or (ii) attained 20 years of vesting service.

(5)	Mr. Scott is fully vested in his Pension Plan benefits. However, he is not vested in the Pension Equalization Program or the Executive Supplemental Savings Plan Pension Make-up Account, since all of such benefits were attributable to compensation in excess of the Internal Revenue Code compensation limits, and such benefits generally vest after a participant has either (i) attained age 55 and has 10 years of vesting service, attained age 65, or becomes eligible for disability retirement under the Pension Plan, or (ii) attained 20 years of vesting service.

Qualified Pension Plan

The Named Executive Officers (as well as other eligible employees) participate in the Lear Corporation Pension Plan, which has been frozen as to any new benefits as of December 31, 2006. The Pension Plan is intended to be a qualified pension plan under the Internal Revenue Code, and its benefits are integrated with Social Security benefits. In general, an eligible employee becomes a participant on the July 1st or January 1st after completing one year of service (as defined in the plan). Benefits are funded by employer contributions that are determined under accepted actuarial principles and the Internal Revenue Code. The Company may make contributions in excess of any minimum funding requirements when the Company believes it is financially advantageous to do so and based on its other capital requirements and other considerations.

The Pension Plan contains multiple benefit formulas. Under the principal formula which applies to all Named Executive Officers, pension benefits are based on a participant’s “final average earnings,” which is the average of the participant’s compensation for the five calendar years in the last 10 years of employment in which the participant had his highest earnings. Compensation is defined under the plan to mean (i) all cash compensation reported for federal income tax purposes other than long-term incentive bonuses, and (ii) any elective contributions that are not includable in gross income under Internal Revenue Code Section 125 or 401(k). A participant’s annual retirement benefit, payable as a life annuity at age 65, equals the greater of:

•	(a) 1.10% times final average annual earnings times years of credited service before 1997 (to a maximum of 35 years), plus (b) 1.00% times final average annual earnings times years of credited service after 1996 (with a maximum of 35 years reduced by years of credited service before 1997), plus (c) 0.65% times final average annual earnings in excess of covered compensation (as defined in I.R.S. Notice 89-70) times years of credited service (with a maximum of 35 years); and

•	$360.00 times years of credited service.

Any employee who on December 31, 1996 was an active participant and age 50 or older earned benefits under the 1.10% formula for years of credited service through 2001.

Credited service under the Pension Plan includes all years of pension service under the Lear Siegler Seating Corp. Pension Plan, and a participant’s retirement benefit under the Pension Plan is reduced by his benefit under the Lear Siegler Seating Corp. Pension Plan. The benefits under the Pension Plan become vested once the participant accrues five years of vesting service under the plan. Service performed after December 31, 2006 will continue to count towards vesting credit even though no additional benefits will accrue under the plan after that date.

Pension Equalization Program

The Pension Equalization Program, which has been frozen as to any new benefits as of December 31, 2006, provides benefits in addition to the Pension Plan. The Pension Plan is subject to rules in the Internal Revenue Code that restrict the level of retirement income that can be provided to, and the amount of compensation that can be considered for, highly paid executives under the Pension Plan. The Pension Equalization Program is intended to supplement the benefits under the Pension Plan for certain highly paid executives whose Pension Plan benefits are limited by those Internal Revenue Code limits. A participant’s Pension Equalization Program benefit equals the difference between the executive’s actual vested accrued Pension Plan benefit and the Pension Plan benefit the executive would have accrued under the Lear Corporation formula if the Internal Revenue Code limits on considered cash compensation and total benefits did not apply. Highly compensated executives and other employees whose compensation exceeds the Internal Revenue Code limits for at least three years are eligible to participate in the Pension Equalization Program. Each of the Named Executive Officers participated in the Pension Equalization Program. The benefits under the Pension Equalization Program become vested once the participant has either (i) attained age 55 and has 10 years of vesting service, attained age 65, or becomes eligible for disability retirement under the Pension Plan, or (ii) attained 20 years of vesting service. Vesting service will continue to accrue after December 31, 2006.

Executive Supplemental Savings Plan

In addition to the Pension Plan and the Pension Equalization Program, we have established the Lear Corporation Executive Supplemental Savings Plan. The Executive Supplemental Savings Plan provides retirement benefits that would have been accrued through December 31, 2006 under the Pension Plan and/or the Pension Equalization Program if the participant had not elected to defer compensation under the plan or the Management

Stock Purchase Plan (through a Pension Make-up Account). Participants become vested in the benefits under the Pension Make-up Account that are based on Pension Plan benefits (attributable to compensation up the Internal Revenue Code compensation limits) after three years of vesting service. Participants do not vest in amounts that would have otherwise accrued under the Pension Equalization Program (benefits based on compensation in excess of the Internal Revenue Code compensation limits) until they meet the vesting requirements of that program, as described above. The Executive Supplemental Savings Plan also has a defined contribution element, as described in the following section.

NONQUALIFIED DEFERRED COMPENSATION

	Executive	Registrant
	Contributions	Contributions	Aggregate	Aggregate	Aggregate
	in Last FY	in Last FY	Earnings	Withdrawals/	Balance at
	(1)	(2)	in Last FY	Distributions	Last FYE
	($)	($)	($)	($)	($)
Name (a)	(b)	(c)	(d)	(e)	(f)

Robert E. Rossiter	$38,500	$8,250	$59,881	$0	$1,481,542
James H. Vandenberghe	$32,375	$7,812	$48,089	$0	$1,191,283
David C. Wajsgras	$10,400	$0	$10,667	$117,999	$158,676
Douglas G. DelGrosso	$100,500	$4,938	$41,916	$0	$1,076,678
Daniel A. Ninivaggi	$0	$2,375	$1,773	$0	$44,503
Raymond E. Scott	$0	$0	$6,384	$0	$155,202

(1)	Amounts are included in columns (c), (d) or (g), as applicable, of the Summary Compensation Table.

(2)	Amounts are included in column (j) of the Summary Compensation Table.

Executive Supplemental Savings Plan

The Executive Supplemental Savings Plan has both defined benefit and a defined contribution elements. The defined benefit element has been quantified in the Pension Benefits table. The Nonqualified Deferred Compensation table identifies the defined contribution pieces of the Executive Supplemental Savings Plan. One purpose of the plan is to provide participants with the opportunity to make elective deferrals of compensation that could not be made under the Retirement Savings Plan due to limits imposed by the Internal Revenue Code on the amount of pre-tax contributions a participant can make to the Retirement Savings Plan and/or the amount of compensation that can be recognized under the Retirement Savings Plan. In addition, the Executive Supplemental Savings Plan also provides retirement benefits that would have been accrued under the Lear Corporation Pension Plan for service through December 31, 2006 and under the new Defined Contribution Retirement Plan for service after December 31, 2006, if the participant had not elected to defer compensation under the plan or the Management Stock Purchase Plan. Participants are always vested in amounts they elect to defer under the Executive Supplemental Savings Plan and they generally become vested in the other benefits under the Executive Supplemental Savings Plan after three years of vesting service (as defined in the Pension Plan). Participants do not vest in amounts that would have otherwise accrued under the Pension Equalization Program until they meet the vesting requirements of that plan. Plan earnings are credited at the monthly compound equivalent of the average of the 10-year Treasury Note rates, as published in the Wall Street Journal Midwest edition, in effect as of the first business day of each of the four calendar quarters preceding the calendar year.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The table below shows estimates of the compensation payable to each of our Named Executive Officers upon termination of employment with the Company. The amount each executive will actually receive depends on the circumstances surrounding his termination of employment. The amount payable is shown for each of six categories of termination triggers. All amounts are calculated as if the executive terminated effective December 31, 2006. The actual amounts due to any one of the executives on his termination of employment can only be determined at the time of his termination. There can be no assurance that a termination or change in control would produce the same or similar results as those described below if it occurs on any other date or at any other stock price, or if any assumption is not, in fact, correct.

Accrued amounts (other than pension vesting enhancement as noted below) under the Company’s pension and deferred compensation plans are not included in this table. For these amounts, see the Pension Benefits table on page 144 and the Nonqualified Deferred Compensation table on page 146. Vested stock options and stock appreciation rights are also excluded from this table. For these amounts, see the Outstanding Equity Awards at Fiscal Year-End table on page 141.

				Accelerated
			Continuation of	Vesting or
		Pension Vesting	Medical/Welfare	Payout of		Excise
	Cash Severance	Enhancement	Benefits	Equity		Tax	Total
	(Base & Bonus)	(Present Value)	(Present Value)	Awards		Gross-Up	Termination
	(2)	(3)	(4)	(5)		(6)	Benefits
Named Executive Officer (1)	($)	($)	($)	($)		($)	($)

Robert E. Rossiter
• Involuntary Termination (or for Good Reason) With Change in Control	$5,212,000	$0	$3,606,935	$6,284,192		$0	$15,103,127
• Involuntary Termination (or for Good Reason)	$5,212,000	$0	$42,646	$6,181,098		N/A	$11,435,744
• Retirement(7)	$0	$0	$0	$5,021,784		N/A	$5,021,784
• Voluntary Termination (or for Cause)	$0	$0	$0	$2,384,212	(8)	N/A	$2,384,212
• Disability	$2,200,000	$0	$0	$6,284,192		N/A	$8,484,192
• Death	$0	$0	$0	$6,284,192		N/A	$6,284,192
James H. Vandenberghe
• Involuntary Termination (or for Good Reason) With Change in Control	$3,476,480	$0	$1,271,613	$3,666,965		$0	$8,415,058
• Involuntary Termination (or for Good Reason)	$3,476,480	$0	$35,686	$3,581,071		N/A	$7,093,237
• Retirement(7)	$0	$0	$0	$2,965,627		N/A	$2,965,627
• Voluntary Termination (or for Cause)	$0	$0	$0	$1,509,467	(8)	N/A	$1,509,467
• Disability	$1,850,000	$0	$0	$3,666,965		N/A	$5,516,965
• Death	$0	$0	$0	$3,666,965		N/A	$3,666,965
Douglas G. DelGrosso
• Involuntary Termination (or for Good Reason) With Change in Control	$2,934,320	$0	$651,858	$2,389,947		$0	$5,976,125
• Involuntary Termination (or for Good Reason)	$2,934,320	$0	$16,404	$2,145,070		N/A	$5,095,794
• Retirement(7)	N/A	N/A	N/A	N/A		N/A	N/A
• Voluntary Termination (or for Cause)	$0	$0	$0	$590,907	(8)	N/A	$590,907
• Disability	$1,850,000	$0	$0	$2,389,947		N/A	$4,239,947
• Death	$0	$0	$0	$2,389,947		N/A	$2,389,947

				Accelerated
			Continuation of	Vesting or
		Pension Vesting	Medical/Welfare	Payout of		Excise
	Cash Severance	Enhancement	Benefits	Equity		Tax	Total
	(Base & Bonus)	(Present Value)	(Present Value)	Awards		Gross-Up	Termination
	(2)	(3)	(4)	(5)		(6)	Benefits
Named Executive Officer (1)	($)	($)	($)	($)		($)	($)

Daniel A. Ninivaggi
• Involuntary Termination (or for Good Reason) With Change in Control	$1,846,780	$14,751	$15,611	$1,090,215		$843,862	$3,811,219
• Involuntary Termination (or for Good Reason)	$1,846,780	$0	$15,611	$969,736		N/A	$2,832,127
• Retirement(7)	N/A	N/A	N/A	N/A		N/A	N/A
• Voluntary Termination (or for Cause)	$0	$0	$0	$70,100	(8)	N/A	$70,100
• Disability	$1,400,000	$0	$0	$1,090,215		N/A	$2,490,215
• Death	$0	$0	$0	$1,090,215		N/A	$1,090,215
Raymond E. Scott
• Involuntary Termination (or for Good Reason) With Change in Control	$1,396,580	$219,067	$15,611	$1,229,267		$0	$2,860,525
• Involuntary Termination (or for Good Reason)	$1,396,580	$0	$15,611	$1,132,420		N/A	$2,544,611
• Retirement(7)	N/A	N/A	N/A	N/A		N/A	N/A
• Voluntary Termination (or for Cause)	$0	$0	$0	$356,325	(8)	N/A	$356,325
• Disability	$1,000,000	$0	$0	$1,229,267		N/A	$2,229,267
• Death	$0	$272,474	$0	$1,229,267		N/A	$1,501,741

(1)	Mr. Wajsgras is excluded from this chart because he resigned from the Company effective March 10, 2006. Mr. Wajsgras’s resignation was a voluntary termination under his employment agreement so he did not receive cash severance, pension enhancement, continuation of medical and welfare benefits, accelerated vesting of equity awards or any other severance benefits. After his termination, Mr. Wajsgras was entitled to a payout of shares and cash with a total value of $588,980 from the Management Stock Purchase Plan, which represented the amounts he deferred into the plan, as adjusted for stock price fluctuations, and his dividend equivalent account.

(2)	Cash severance is paid in semi-monthly installments, without interest, through the severance period (which is generally two years), except that the installments otherwise payable in the first six months are paid in a lump sum on the date that is six months after the date of termination, to the extent required by Section 409A of the Internal Revenue Code. In addition to the amounts shown in the table, the executive will receive any accrued salary, bonus (including a prorated bonus based on actual performance in the event of death or termination without cause or for good reason or, in the event of termination upon disability, a full bonus for the year based on actual performance) and all other amounts to which he is entitled under the terms of any compensation or benefit plans of the Company upon termination for any reason.

(3)	Additional vesting credit is given during the severance period. Since Messrs. Rossiter, Vandenberghe and DelGrosso are fully vested in their pension benefits, the vesting credit only affects Mr. Ninivaggi’s and Mr. Scott’s pension benefits.

(4)	Consists of continuation of health insurance, life insurance premium and imputed income amounts. Also includes the required payments to fund the guaranteed coverage under the Estate Preservation Plan, where applicable, which is as follows: Mr. Rossiter, $3,564,289; Mr. Vandenberghe, $1,235,927; and Mr. DelGrosso, $635,454. Messrs. Ninivaggi and Scott do not participate in the Estate Preservation Plan.

(5)	Represents (i) accelerated vesting of stock appreciation rights (aggregate difference between the grant price and the December 29, 2006 closing price of the Company’s common stock), restricted stock units, and performance shares, and (ii) accelerated payout of Management Stock Purchase Plan accounts (restricted stock units credited based on salary and bonus deferrals). Payments under any of the plans of the Company that are determined to be deferred compensation subject to Section 409A of the Internal Revenue Code are delayed by six months to the extent required by such provision. Accelerated portions of the restricted stock units and performance shares are valued based on the December 29, 2006 closing price of the Company’s common stock.

(6)	The Company has agreed to reimburse each executive for any excise taxes he is subject to under Section 280G of the Internal Revenue Code upon a change in control, as well as any income and excise taxes payable by the executive as a result of any reimbursements for the Section 280G excise taxes.

(7)	The Company does not provide for enhanced early retirement benefits under its pension programs. As of December 31, 2006 only Mr. Rossiter and Mr. Vandenberghe are retirement-eligible.

(8)	Amounts attributable to the return of amounts deferred by the executive under the Management Stock Purchase Plan, as adjusted by the terms of the plan.

Payments and benefits to a Named Executive Officer upon termination or a change in control of the Company are determined according to the terms of his employment agreement and equity or incentive awards and the Company’s compensation and incentive plans. The severance benefit payments set forth in the table and discussed below are generally available to the fifteen executives, including the Named Executive Officers, who currently have employment agreements with the Company. The amounts due to an executive upon his or her termination of employment depend largely on the circumstances of his or her termination, as described below.

Change in Control

The employment agreements do not provide benefits solely upon a change in control, but the Long-Term Stock Incentive Plan provides for accelerated vesting or payout of equity awards upon a change in control, even if the executive does not terminate employment. The benefits include:

•	Stock options and stock appreciation rights become immediately exercisable and remain so throughout their entire term.

•	Restrictions on restricted stock units lapse.

•	A pro rata number of performance shares and performance units vest and pay out as of the date of the change in control. The amount is determined based on the length of time in the performance period that elapsed prior to the effective date of the change in control, assuming achievement of all relevant performance objectives at target levels. If the Compensation Committee determines that actual achievements are higher than target at the time of the change in control, the prorated payouts will be increased by extrapolating actual performance to the end of the performance period.

Upon a change in control, without termination, based on unvested awards outstanding as of December 31, 2006, the value of the accelerated vesting or payout for each of the Named Executive Officers is as follows: Mr. Rossiter, $6,284,192; Mr. Vandenberghe, $3,666,965; Mr. DelGrosso, $2,389,947; Mr. Ninivaggi, $1,090,215; and Mr. Scott, $1,229,267. Mr. Wajsgras is not included here because his employment with the Company terminated in 2006. Of these amounts, the following portions are attributable to early payout of Management Stock Purchase Plan (“MSPP”) accounts, including amounts which were credited based on each executive’s salary and bonus deferrals: Mr. Rossiter, $2,544,411; Mr. Vandenberghe, $1,638,027; Mr. DelGrosso, $690,475; Mr. Ninivaggi, $78,025; and Mr. Scott, $374,886.

In addition, upon a change in control, the Company’s obligation to maintain each executive’s life insurance coverage under the Lear Corporation Estate Preservation Plan becomes irrevocable and the executives are no longer required to pay premiums. The Company is also then required to fund an irrevocable “rabbi” trust to pay all projected premiums. The required payments to fund the guaranteed coverage under the Estate Preservation Plan, where applicable, is as follows: Mr. Rossiter, $3,564,289; Mr. Vandenberghe, $1,235,927; and Mr. DelGrosso, $635,454. Messrs. Ninivaggi and Scott do not participate in the Estate Preservation Plan. As described in the table above, Messrs. Ninivaggi and Scott would receive additional pension vesting credit valued at $14,751 and $219,067, respectively.

Under the Long-Term Stock Incentive Plan, subject to the exception stated below, a “change in control” will be deemed to have occurred as of the first day any one or more of the following paragraphs is satisfied:

(a) Any person (other than the Company or a trustee or other fiduciary holding securities under an employee benefit plan of the Company, or a corporation owned directly or indirectly by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company) becomes the beneficial owner, directly or indirectly, of securities of the Company, representing more than twenty percent (twenty-five percent for awards granted on or after November 1, 2006) of the combined voting power of the Company’s then outstanding securities.

(b) During any period of twenty-six consecutive months beginning on or after May 3, 2001, individuals who at the beginning of the period constituted the Board of Directors of the Company cease for any reason (other than death, disability or voluntary retirement) to constitute a majority of the Board of Directors. For this purpose, any new director whose election by the Board of Directors, or nomination for election by the Company’s stockholders, was approved by a vote of at least two-thirds of the directors then still in office, and who either were directors at the beginning of the period or whose election or nomination for election was so approved, will be deemed to have been a director at the beginning of any twenty-six month period under consideration.

(c) The stockholders of the Company approve: (i) a plan of complete liquidation or dissolution of the Company; or (ii) an agreement for the sale or disposition of all or substantially all the Company’s assets; or (iii) a merger, consolidation or reorganization of the Company with or involving any other corporation, other than a merger, consolidation or reorganization that would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least eighty percent (seventy-five percent for awards granted on or after November 1, 2006) of the combined voting power of the voting securities of the Company (or such surviving entity) outstanding immediately after such merger, consolidation, or reorganization.

Even if one of the foregoing paragraphs is satisfied, however, there is no change in control unless or until it would be treated as such under Section 409A of the Internal Revenue Code to the extent such provision applies.

Payments Made Upon Involuntary Termination (or for “Good Reason”) With a Change in Control

An executive whose employment is involuntarily terminated without cause upon a change in control is entitled to the amounts he would receive upon the occurrence of either event, an involuntary termination (described below) or a change in control (described above). In addition, the Company will reimburse each executive for any excise taxes he becomes subject to under Section 280G of the Internal Revenue Code upon a change in control, as well as any income and excise taxes payable by the executive as a result of any reimbursements for the Section 280G excise taxes.

Payments Made Upon Involuntary Termination (or for “Good Reason”)

Upon termination of employment by the executive for good reason (described below) or by the Company other than for cause or incapacity (each as defined in the employment agreement), the executive will receive base salary (at the higher of the rate in effect upon termination or the rate in effect 90 days prior to termination) through the date of termination, plus all other amounts owed under any compensation or benefit plans, including a bonus prorated for the portion of the performance period occurring prior to the date of termination. If the executive executes a release relating to his employment, he will also receive payments for a two-year severance period after the termination date equal to the sum of the base salary (at the highest rate received during the term of the agreement) and aggregate bonus he would have received for the same period (based on the highest annual bonus received during the period of two calendar years preceding the termination). In addition to the foregoing, (i) all outstanding equity-based awards and other benefits that are subject to time-based vesting criteria will continue to vest during the severance period and, following the conclusion of the severance period, remaining unvested awards and other benefits will vest on a pro rata basis, and (ii) all benefits that vest under compensation and benefit plans based on the satisfaction of specific performance measures will be paid to the executive after the end of the performance period on a pro rata basis, if and to the extent all relevant performance targets are actually achieved.

Outstanding restricted stock units continue to vest through the two-year severance period and those restricted stock units that are not vested at the end of that period will become vested on a pro rata basis at that time. Stock options and stock appreciation rights that would vest during the severance period vest in full immediately upon termination, stock options and stock appreciation rights that would not otherwise vest by the end of the severance period vest on a prorated basis immediately upon termination, and become exercisable for 13 months following the date of termination (but not later than date stock option or stock appreciation right would otherwise expire). The executive will be entitled to receive payout with respect to his performance shares and performance units at the end of the cycle on a pro rata basis determined with reference to the number of full months of employment completed prior to termination.

For purposes of triggering the foregoing severance payments, the employment agreements define the term “good reason” as any of the following circumstances or events:

(a) Any reduction by the Company in the executive’s base salary or adverse change in the manner of computing his bonus, except for across-the-board salary reductions or changes to the manner of computing bonuses similarly affecting all executive officers of the Company.

(b) The failure by the Company to pay or provide to the executive any amounts of base salary or bonus or any benefits which are due to him pursuant to the terms of the employment agreement, except pursuant to an across-the-board compensation deferral similarly affecting all executive officers, or to pay to him any portion of an installment of deferred compensation due under any deferred compensation program of the Company.

(c) Except in the case of across-the-board reductions, deferrals, eliminations, or plan modifications similarly affecting all executive officers, the failure by the Company to continue to provide the executive with benefits substantially similar in the aggregate to the Company’s life insurance, medical, dental, health, accident or disability plans in which he was participating on the date the employment agreement was signed.

(d) Except on a temporary basis while the executive is incapacitated, a material adverse change in his responsibilities, position, reporting relationships, authority or duties.

(e) Any material breach of the employment agreement by the Company.

(f) Following a change in control, transfer of the executive’s principal place of employment to a location fifty or more miles from its location immediately preceding the transfer.

The language in paragraphs (a) through (c) concerning reductions, changes, deferrals, eliminations, or plan modifications similarly affecting all executive officers of the Company do not, however, apply to circumstances or events occurring in anticipation of, or within one year after, a change in control, as defined in the employment agreement. The definition of change in control is generally the same as the definition above, except that the relevant ownership percentage in paragraph (a) remains twenty percent, and the relevant voting power in paragraph (c) remains eighty percent, even after November 1, 2006 and there is no exception for circumstances or events that are not treated as a change in control under Section 409A of the Internal Revenue Code.

In order for an executive to be treated as having good reason for his termination, he must provide a notice of termination to the Company within sixty days of the date he knew or should have known of the circumstances or events giving rise to the good reason. In addition, if the Company corrects the situation or the executive gives express written consent to it, he will not have good reason for termination.

The settlement from the MSPP will depend on how late into the three-year restriction period the executive terminates. If the termination is before March 15 of the first year of the period, any base salary he earned prior to his termination and elected to defer under the MSPP will simply be paid out in cash. If he terminates on March 15 of the first year of the period or later, he will receive the sum of the following:

(a) shares for a pro rata amount of the restricted stock units in his MSPP account, based on the portion of the three-year restriction period he was actually employed by the Company, and

(b) with respect to the remaining restricted stock units in his MSPP account, the lesser of the number of shares attributable to his actual deferred salary and bonus (based on the closing stock price on the date of termination), or the restricted stock units in his MSPP account at the time of his termination associated with actual salary and bonus deferrals.

Payments Made Upon Retirement

The employment agreements do not distinguish between retirement and voluntary termination for other reasons, but under the Long-Term Stock Incentive Plan, an executive who retires with 10 or more years of service and who is age 55 or older when he terminates is entitled to additional vesting credit. The executive will be entitled to receive the shares underlying the restricted stock units that would have vested if the date of termination had been 24 months later than it actually was. All of his stock options will immediately vest and his stock appreciation rights will immediately vest to the extent they would have vested if the date of termination had been 24 months later than it actually was. The executive’s vested stock options and stock appreciation rights will become exercisable for 13 months following date of termination (but not later than the date the stock options or stock appreciation rights would otherwise expire). With respect to the performance shares and performance units, the executive will be entitled to receive payout at the end of cycle on a pro rata basis (based on the number of full months of the performance period he completed prior to termination).

The settlement from the MSPP will depend on how late into the three-year restriction period the executive terminates. If the termination is before March 15 of the first year of the period, any base salary he earns prior to his termination and elects to defer under the MSPP will simply be paid out in cash. If he terminates on March 15 of the first year of the period or later, he will receive the number of shares equal to the restricted stock units in his MSPP account at the time of his termination associated with actual salary and bonus deferrals.

Payments Made Upon Voluntary Termination (or for “Cause”)

An executive who voluntarily resigns or whose employment is terminated by the Company for cause (as defined in the employment agreement) will be entitled to receive unpaid salary and benefits, if any, he has accrued through the effective date of his termination. If an executive terminates voluntarily and has not completed 10 or more years of service and attained age 55 or older, he will be entitled to receive all of the shares underlying his vested restricted stock units, but all unvested restricted stock units (other than under the MSPP, as described below) will be forfeited. He will also have 30 days to exercise any vested stock appreciation right, but will immediately forfeit the right to exercise any stock option, whether or not vested. The executive will not be entitled to receive any payout with respect to his performance shares or performance units unless he has been continuously employed until the end of the performance cycle and the applicable performance goals have been met.

If an executive is terminated for cause (as defined in the Long-Term Stock Incentive Plan), he will immediately forfeit all restricted stock units, stock options and stock appreciation rights. The executive will not be entitled to receive any payout with respect to his performance shares or performance units unless he has been continuously employed until the end of the performance cycle and the applicable performance goals have been met.

The settlement from the MSPP will depend on how late into the three-year restriction period the executive’s employment terminates. If an executive’s employment terminates before March 15 of the first year of the restriction period, any base salary he earned prior to his termination and elected to defer under the MSPP will be paid in cash. If his employment terminates on March 15 of the first year of the period or later, he will receive the number of shares equal to the lesser of the number of shares attributable to his actual deferred salary and bonus (based on the closing stock price on the date of termination), or the restricted stock units in his MSPP account at the time of his termination associated with actual salary and bonus deferrals.

Payments Made Upon Termination for Disability

Following termination of executive’s employment for disability, the executive will receive all compensation payable under the Company’s disability and medical plans. The Company will also pay him a supplemental amount so that the aggregate amount he receives from all sources equal, for the remainder of the year of his termination, his base salary at the rate in effect on the date of termination plus any bonus and other amounts he would have been entitled to if his employment had continued until the end of the calendar year. He will continue to receive payments of amounts due from the Company’s disability and medical plans, plus any supplemental payments necessary to ensure that the aggregate amount he receives, for two full years after the end of the calendar year in which he terminates, equals his base salary at the rate in effect on the date of termination. These payments will be made according to the terms of the plans and the Company’s normal payroll procedures. Any payments the executive receives more than two years after his date of termination will be made according to the terms of the retirement, insurance, and other compensation programs then in effect.

All of a disabled executive’s outstanding stock options and stock appreciation rights will immediately vest and become exercisable for 13 months following date of termination (but not later than the date the stock options or stock appreciation rights would otherwise expire). His performance shares and performance units will be paid out, but only for the portion of the three-year performance period he was actually employed (based on full months of employment) prior to his termination.

The settlement from the MSPP will depend on how late into the three-year restriction period the executive terminates. If the termination is before March 15 of the first year of the period, any base salary he earns prior to his termination and elects to defer under the MSPP will simply be paid out in cash. If he terminates on March 15 of the first year of the period or later, he will receive the number of shares equal to the restricted stock units in his MSPP account at the time of his termination associated with actual salary and bonus deferrals.

Payments Made Upon Death

Following the death of the executive, we will pay to his estate or designated beneficiary a pro rata portion of any bonus earned prior to the date of death. His stock options and stock appreciation rights, if any, will immediately vest in full as of the date of death and may be exercised by the estate or designated beneficiary for 13 months following the date of death (but not later than the date the stock options or stock appreciation rights would otherwise expire). His performance shares and performance units will be paid out, but only for the portion of the three-year performance period he was actually employed (based on full months of employment) prior to his death.

The settlement from the MSPP will depend on how late into the three-year restriction period the executive dies. If he dies before March 15 of the first year of the period, any base salary he earns prior to his death and elects to defer under the MSPP will simply be paid out in cash. If he dies on March 15 of the first year of the period or later, his estate or designated beneficiary will receive the number of shares equal to the restricted stock units in his MSPP account at the time of his death associated with actual salary and bonus deferrals.

The payments described above will be paid in lump sum or as administratively practicable following the executive’s death.

Conditions and Obligations of the Executive

Each executive who has entered into an employment agreement with the Company is obligated to:

•	comply with confidentiality, non-competition and non-solicitation covenants during employment;

•	comply with non-competition and non-solicitation covenants for one year after the date of termination (extended to two years in the case of termination upon disability, termination by the Company without cause or by the executive for good reason);

•	in order to receive severance payments due under the employment agreement, sign a general release relating to his employment (applies only in the case of termination upon disability, termination by the Company without cause or by the executive for good reason);

•	return data and materials relating to the business of the Company in his possession;

•	make himself reasonably available to the Company to respond to periodic requests for information regarding the Company or his employment; and

•	cooperate with litigation matters or investigations as the Company deems necessary.

DIRECTOR COMPENSATION

As described more fully below, the following chart summarizes the annual compensation for our non-employee directors during 2006.

	Fees Earned or
	Paid in Cash	Stock Awards	Options Awards	Total
Name	($)(1)(2)	($)(2)(3)	($)(2)(3)	($)

Anne K. Bingaman*	$34,500	$(20,417)	—	$14,083
David E. Fry	$64,500	$77,917	$13,549	$155,966
Vincent J. Intrieri**	$12,750	—	—	$12,750
Conrad L. Mallett, Jr.	$72,000	$77,917	$13,549	$163,466
Larry W. McCurdy	$114,000	$77,917	$13,549	$205,466
Roy E. Parrott	$58,500	$77,917	$13,549	$149,966
David P. Spalding	$83,500	$77,917	$13,549	$174,966
James A. Stern	$89,500	$77,917	$13,549	$180,966
Henry D.G. Wallace	$70,500	$77,917	—	$148,417
Richard F. Wallman	$82,500	$77,917	$13,549	$173,966

*	Ms. Bingaman resigned from the Board effective May 31, 2006.

**	Mr. Intrieri was elected to the Board on November 9, 2006.

(1)	Includes cash retainer fees and meeting attendance fees, each as discussed in more detail below. Dollar amounts are comprised as follows:

	Annual	Aggregate
	Retainer Fee	Meeting Fees
Name	($)	($)

Anne K. Bingaman	22,500	12,000
David E. Fry	45,000	19,500
Vincent J. Intrieri	11,250	1,500
Conrad L. Mallett, Jr.	45,000	27,000
Larry W. McCurdy	75,000	39,000
Roy E. Parrott	45,000	13,500
David P. Spalding	55,000	28,500
James A. Stern	55,000	34,500
Henry D.G. Wallace	45,000	25,500
Richard F. Wallman	45,000	37,500

(2)	Non-employee directors may elect to defer portions of their cash retainer and meeting fees into deferred stock units or an interest bearing account under the Outside Directors Compensation Plan. The following directors elected to defer the following percentages of their cash retainer and meeting fees earned in 2006: Dr. Fry — 50% of retainer into deferred stock units; Mr. Mallett — 50% of retainer into deferred stock units and 50% of retainer into interest account; and Messrs. McCurdy, Spalding and Stern — 100% of retainer and meeting fees into deferred stock units.

The aggregate restricted unit awards, deferred stock units and stock options outstanding for each director in the table set forth above as of December 31, 2006 is as follows:

	Aggregate	Deferred	Stock
Name	Restricted Units	Stock Units	Options

Anne K. Bingaman	—	—	—
David E. Fry	4,645	2,036	4,000
Vincent J. Intrieri	—	—	—
Conrad L. Mallett, Jr.	4,645	2,873	4,000
Larry W. McCurdy	4,645	14,422	10,250
Roy E. Parrott	4,645	—	6,500
David P. Spalding	4,645	10,569	10,250
James A. Stern	4,645	12,801	10,250
Henry D.G. Wallace	4,659	564	—
Richard F. Wallman	4,645	—	2,000

(3)	For the restricted unit and stock option grants, the value shown is what is recognized (for current and prior grants) for financial statement reporting purposes with respect to the Company’s 2006 financial statements in accordance with FAS 123(R). The grant date fair value of the January 31, 2006 restricted unit grant to the directors (other than to Mr. Intrieri) was $90,000. Mr. Intrieri, who became a director on November 9, 2006, did not receive a grant of restricted units in 2006. No stock options were granted in 2006. The value reported in the table for stock options represents the applicable portion of the 2004 option grants which was expensed in 2006. The amount for Ms. Bingaman reflects the reversal of the compensation costs of awards that were previously expensed by the Company which she forfeited upon her resignation. See Note 11 of the Company’s financial statements for 2006 for the assumptions made in determining FAS 123(R) values.

Summary of Director Compensation

In 2006, non-employee directors were compensated pursuant to our Outside Directors Compensation Plan, which provides for an annual retainer of $45,000 for each of our non-employee directors with an additional retainer of $20,000 for the Chairman of the Audit Committee and an additional $10,000 retainer for each of the Chairmen of the Compensation Committee and the Nominating and Corporate Governance Committee as well as for our Presiding Director. In addition, each non-employee director received a fee of $1,500 for each Board and committee meeting attended. The non-employee director annual retainer and meeting fees were paid quarterly pursuant to the Outside Directors Compensation Plan. Directors were also reimbursed for their expenses incurred in attending meetings.

Pursuant to the Outside Directors Compensation Plan, each non-employee director receives annually on the last business day of each January, restricted units representing shares of Lear common stock having a value of $90,000 on the date of the grant. Restricted unit grants were made on January 31, 2006 to all non-employee directors, other than to Mr. Intrieri, who was elected to the Board on November 9, 2006 and received no restricted units in 2006. The restricted units granted to non-employee directors vest over the three-year period following the grant date, with one-third of each recipient’s restricted units vesting on each of the first three anniversaries of the grant date. During the vesting period, non-employee directors receive credits in a dividend equivalent account equal to amounts that would be paid as dividends on the shares represented by the restricted units. Once a restricted unit vests, the non-employee director holding such restricted unit will be entitled to receive a cash distribution equal to the value of a share of Lear Common Stock on the date of vesting, plus any amount in his or her dividend equivalent account. The restricted units are also immediately vested upon a director’s termination of service due to death, “disability,” “retirement,” or upon a “change in control” of Lear (as each such term is defined in the Outside Directors Compensation Plan) prior to or concurrent with the director’s termination of service.

A non-employee director may elect to defer receipt of all or a portion of his or her annual retainer and meeting fees as well as any cash payments made upon vesting of restricted units. At the non-employee director’s election, amounts deferred will be:

•	credited to a notional account and bear interest at an annual rate equal to the prime rate (as defined in the Outside Directors Compensation Plan); or

•	credited to a stock unit account.

Each stock unit is equal in value to one share of Lear common stock, but does not have voting rights. Stock units are credited with dividend equivalents which are paid into an interest account (credited with interest at an annual rate equal to the prime rate (as defined in the Outside Directors Compensation Plan)) if and when the Company declares and pays a dividend on its common stock.

In general, amounts deferred are paid to a non-employee director as of the earliest of:

•	the date elected by such director;

•	the date the director ceases to be a director; or

•	the date a change of control (as defined in the Outside Directors Compensation Plan) occurs.

Amounts deferred are paid in cash in a single sum payment or, at the director’s election, in installments. Deferred stock units are paid based on the fair market value of our common stock on the payout date.

A non-employee director may elect to defer receipt of all or a portion of the payment due to him or her when a restricted unit vests, including the amount in his or her dividend equivalent account. This deferral is generally subject to the same requirements that apply to deferrals of the annual retainer and meeting fees.

In February 1997, we implemented stock ownership guidelines for non-employee directors. These ownership guidelines require each non-employee director to own stock or deferred stock units equal in value to three times the Base Retainer within five years of becoming a director.

Directors who are also our employees receive no compensation for their services as directors except reimbursement of expenses incurred in attending meetings of our Board or Board committees.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The following persons served on our Compensation Committee during 2006: Ms. Anne K. Bingaman and Messrs. Mallett, McCurdy, Spalding and Wallman. No member of the Compensation Committee was, during the fiscal year ended December 31, 2006, an officer, former officer or employee of our company or any of our subsidiaries. None of our executive officers served as a member of:

•	the compensation committee of another entity in which one of the executive officers of such entity served on our Compensation Committee;

•	the board of directors of another entity, one of whose executive officers served on our Compensation Committee; or

•	the compensation committee of another entity in which one of the executive officers of such entity served as a member of our Board.

COMPENSATION COMMITTEE REPORT

The information contained in this report shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C other than as set forth in Item 407 of Regulation S-K, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except to the extent that we specifically request that the information contained in this report be treated as soliciting material, nor shall such information be incorporated by reference into any past or future filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, except to the extent that we specifically incorporate it by reference in such filing.

The Compensation Committee of Lear Corporation has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this annual report.

David P. Spalding, Chairman
Conrad L. Mallett, Jr.
Larry W. McCurdy
Richard F. Wallman

ITEM 12 —	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Number of Securities
	Number of Securities				Available for Future
	to be Issued Upon		Weighted Average		Issuance under Equity
	Exercise of		Exercise Price of		Compensation Plans
	Outstanding Options,		Outstanding Options,		(Excluding Securities
Equity Compensation Plan Information	Warrants and Rights		Warrants and Rights		Reflected in Column (a))
As of December 31, 2006	(a)		(b)		(c)

Equity compensation plans approved by security holders(1)	6,676,639	(2)	$28.78	(3)	2,689,575
Equity compensation plans not approved by security holders	—		—		—

Total	6,676,639		$28.78		2,689,575

(1)	Includes the 1994 Stock Option Plan, the 1996 Stock Option Plan and the Long-Term Stock Incentive Plan.

(2)	Includes 2,790,305 of outstanding options, 1,751,854 of outstanding stock-settled stock appreciation rights, 1,964,571 of outstanding restricted stock units and 169,909 of outstanding performance shares. Does not include 463,748 of outstanding cash-settled stock appreciation rights.

(3)	Reflects outstanding options at a weighted average exercise price of $40.70, outstanding stock-settled stock appreciation rights at a weighted average exercise price of $28.99, outstanding restricted stock units at a weighted average price of $14.15 and outstanding performance shares at a weighted average price of zero.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of February 16, 2007 (except as indicated below), beneficial ownership, as defined by Securities and Exchange Commission rules, of our common stock and ownership of restricted stock units and deferred stock units by the persons or groups specified. Each of the persons listed below has sole voting and investment power with respect to the beneficially owned shares listed unless otherwise indicated.

	Number of Shares		Percentage of
	of Common Stock		Common Stock	Number of
	Owned Beneficially		Owned Beneficially	Stock Units Owned(25)

Carl C. Icahn and affiliated companies(1)	11,994,943		15.77%	N/A
Wellington Management Company, LLP(2)	6,911,080		10.26%	N/A
Pzena Investment Management, LLC(3)	6,775,279		10.05%	N/A
Merrill Lynch & Co., Inc.(4)	6,431,917		9.50%	N/A
Vanguard Windsor Funds(5)	6,170,100		9.16%	N/A
Barclays Global Investors, NA and other Barclays entities(6)	3,736,934		5.55%	N/A
Brandes Group(7)	3,529,048		5.24%	N/A
Legg Mason Opportunity Trust(8)	3,500,000		5.19%	N/A
Robert E. Rossiter(9)(10)	359,765	(12)	*	190,272
James H. Vandenberghe(9)(10)	236,998	(13)	*	113,272
David C. Wajsgras(10)(11)	202		*	0
Douglas G. DelGrosso(10)	171,077	(14)	*	72,218
Daniel A. Ninivaggi(10)	16,607	(15)	*	32,533
Raymond E. Scott(10)	37,754	(16)	*	36,992
David E. Fry(9)	5,103	(17)	*	9,508
Vincent J. Intrieri(9)	0		*	2,992
Conrad L. Mallett(9)	4,475	(18)	*	9,477
Larry W. McCurdy(9)	12,250	(19)	*	22,681
Roy E. Parrott(9)	9,730	(20)	*	6,128
David P. Spalding(9)	16,250	(21)	*	18,185
James A. Stern(9)	16,650	(22)	*	20,823
Henry D.G. Wallace(9)	1,000		*	7,884
Richard F. Wallman(9)	3,500	(23)	*	6,749
Total Executive Officers and Directors as a Group (19 individuals)	945,176	(24)	1.23%	656,352	(26)

*	Less than 1%

(1)	We have been informed by Carl C. Icahn, High River Limited Partnership (“High River”), Hopper Investments LLC (“Hopper”), Koala Holding LLC (“Koala”), Barberry Corp. (“Barberry”), Icahn Partners Master Fund LP (“Icahn Master”), Icahn Offshore LP (“Icahn Offshore”), CCI Offshore Corp. (“CCI Offshore”), Icahn Partners LP (“Icahn Partners”), Icahn Onshore LP (“Icahn Onshore”) and CCI Onshore Corp. (“CCI Onshore”)(collectively, the “Reporting Persons”) in a report on Schedule 13D dated October 17, 2006, as amended, that (a) they may be deemed to beneficially own 11,994,943 shares and (b): (i) High River has sole voting power and sole dispositive power with regard to 659,860 shares and each of Hopper, Barberry and Mr. Icahn (A) has shared voting power and shared dispositive power with regard to such shares and (B) disclaims beneficial ownership of such shares for all other purposes; (ii) Koala has sole voting power and sole dispositive power with regard to 1,739,130 shares and each of Barberry and Mr. Icahn (A) has shared voting power and shared dispositive power with regard to such shares and (B) disclaims beneficial ownership of such shares for all other purposes; (iii) Icahn Master has sole voting power and sole dispositive power with regard to 5,526,235 shares and each of Icahn Offshore, CCI Offshore and Mr. Icahn (A) has shared voting power and shared dispositive power with regard to such shares and (B) disclaims beneficial ownership of such shares for all other purposes; and (iv) Icahn Partners has sole voting power and sole dispositive power with regard to 4,069,718 shares and each of Icahn Onshore, CCI Onshore and Mr. Icahn (A) has shared voting power and shared dispositive power with regard to such shares and (B) disclaims beneficial ownership of such shares for all other purposes. Barberry is the sole member of Koala and Hopper, which is the general partner of High River. CCI Offshore is the general partner of Icahn Offshore, which is the general partner of Icahn Master. CCI Onshore is the general partner of Icahn Onshore, which is the general partner of Icahn Partners. Each of Barberry, CCI Offshore and CCI Onshore is 100 percent owned by Mr. Icahn. As a result, Mr. Icahn is in a position indirectly to determine the investment and voting decisions made by each of the Reporting Persons. The principal business address of each of High River, Hopper, Koala, Barberry, Icahn Offshore, CCI Offshore, Icahn Partners, Icahn Onshore and CCI Onshore is White Plains Plaza, 445 Hamilton Avenue — Suite 1210, White Plains, NY 10601. The principal business address of Icahn Master is c/o Walkers SPV Limited, P.O. Box 908GT, 87 Mary Street, George Town, Grand Cayman, Cayman Islands. The principal business address of Mr. Icahn is c/o Icahn Associates Corp., 767 Fifth Avenue, 47th Floor, New York, New York 10153.

(2)	We have been informed by Wellington Management Company, LLP (“Wellington”) in an amended report on Schedule 13G dated February 14, 2007, that (a) Wellington is an investment advisor and (b) Wellington has sole voting power over no shares, shared voting power over 306,750 shares, sole dispositive power over no shares and shared dispositive power over 6,911,080 shares. The principal business address of Wellington is 75 State Street, Boston, Massachusetts 02109.

(3)	We have been informed by Pzena Investment Management, LLC (“PIM”), in an amended report on Schedule 13D dated February 13, 2007, and a Form 4 filed on February 16, 2007, that (a) PIM is a registered investment advisor and (b) PIM exercises sole voting power over 5,204,734 shares, shared voting power over no shares, sole dispositive power over 6,776,279 shares and shared dispositive power over no shares. The principal business address of PIM is 120 W. 45th St., 20th Floor, New York, New York 10036.

(4)	We have been informed by Merrill Lynch & Co., Inc. (“ML”) and Merrill Lynch Financial Markets, Inc. (“MLFM”) in a report on Schedule 13G dated February 14, 2007, as amended, that (a) they are a registered broker dealer and (b) ML disclaims beneficial ownership of all shares held by MLFM and both ML and MLFM disclaim sole voting power, disclaim shared voting power, disclaim sole dispositive power and disclaim shared dispositive power. The principal business address of ML and MLFM is 4 World Financial Center, 250 Vessey St., New York, New York 10080.

(5)	We have been informed by Vanguard Windsor Funds — Vanguard Windsor Fund 51-0082711 (“Vanguard”) in an amended report on Schedule 13G dated February 13, 2007, that (a) Vanguard is a registered investment company under Section 8 of the Investment Company Act of 1940 and (b) Vanguard exercises sole voting power over 6,170,100 shares, shared voting power over no shares, sole dispositive power over no shares and shared dispositive power over no shares. The principal business address of Vanguard is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

(6)	We have been informed by Barclays Global Investors, NA (“Investors NA”), Barclays Global Fund Advisors (“Fund”), Barclays Global Investors, Ltd. (“Investors Ltd”), Barclays Global Investors Japan Trust and Banking Company Limited (“Japan Trust”) and Barclays Global Investors Japan Limited (“Japan Limited”) in a report on Schedule 13G dated January 23, 2007 that (a) each of Investors NA, Investors Ltd and Japan Trust is a bank and each of Fund and Japan Limited is an investment adviser and (b) they have sole voting power over 3,443,034 shares, shared voting power over no shares, sole dispositive power over 3,736,934 shares and shared dispositive power over no shares. The principal business address of Investors NA and Fund is 45 Freemont Street, San Francisco, California 94105. The principal business address of Investors Ltd is 1 Royal Mint Court, London, EC3N 4HH. The principal business address of Japan Trust and Japan Limited is Ebisu Prime Square Tower, 8th Floor, 1-1-39 Hiroo Shibuya-Ku, Tokyo 150-0012 Japan.

(7)	We have been informed by Brandes Investment Partners, L.P., Brandes Investment Partners, Inc., Brandes Worldwide Holdings, L.P., Charles H. Brandes, Glenn R. Carlson and Jeffrey A. Busby (collectively, the “Reporting Persons”) in a report on Schedule 13G dated February 14, 2007, that (a) they report as a group pursuant to Rule 13d-1(b)(1)(ii)(J) under the Securities Exchange Act of 1934 and (b) they exercise sole voting power over no shares, shared voting power over 2,622,936 shares, sole dispositive power over no shares and shared dispositive power over 3,529,048 shares. The principal business address of the Reporting Persons is 11988 El Camino Real, Suite 500, San Diego, California 92130.

(8)	We have been informed by LMM LLC and Legg Mason Opportunity Trust (collectively, “Legg Mason”) in a report on Schedule 13G dated February 15, 2007, that they exercise sole voting power over no shares, shared voting power over 3,500,000 shares, sole dispositive power over no shares and shared dispositive power over 3,500,000 shares. The principal business address of Legg Mason is 100 Light Street, Baltimore, Maryland 21202.

(9)	The individual is a director.

(10)	The individual is a Named Executive Officer.

(11)	Mr. Wajsgras resigned as our Executive Vice President and Chief Financial Officer effective March 10, 2006.

(12)	Includes 251,250 shares of common stock issuable under options and 13,852 shares of common stock issuable under stock-settled stock appreciation rights currently exercisable or exercisable within 60 days of the date specified above. Also includes 45,000 shares of common stock held by a grantor retained annuity trust.

(13)	Includes 165,000 shares of common stock issuable under options and 7,695 shares of common stock issuable under stock-settled stock appreciation rights currently exercisable or exercisable within 60 days of the date specified above.

(14)	Includes 132,500 shares of common stock issuable under options and 7,695 shares of common stock issuable under stock-settled stock appreciation rights currently exercisable or exercisable within 60 days of the date specified above. Also includes 19,713 shares of common stock held in Mr. DelGrosso’s wife’s revocable trust.

(15)	Includes 3,694 shares of common stock issuable under stock-settled stock appreciation rights currently exercisable or exercisable within 60 days of the date specified above.

(16)	Includes 29,000 shares of common stock issuable under options and 3,694 shares of common stock issuable under stock-settled stock appreciation rights currently exercisable or exercisable within 60 days of the date specified above.

(17)	Includes 4,000 shares of common stock issuable under options currently exercisable or exercisable within 60 days of the date specified above.

(18)	Includes 4,000 shares of common stock issuable under options currently exercisable or exercisable within 60 days of the date specified above.

(19)	Includes 10,250 shares of common stock issuable under options currently exercisable or exercisable within 60 days of the date specified above.

(20)	Includes 6,500 shares of common stock issuable under options currently exercisable or exercisable within 60 days of the date specified above.

(21)	Includes 10,250 shares of common stock issuable under options currently exercisable or exercisable within 60 days of the date specified above.

(22)	Includes 10,250 shares of common stock issuable under options currently exercisable or exercisable within 60 days of the date specified above. Also, includes 2,400 shares of common stock held in a revocable trust for the benefit of Mr. Stern’s children. Mr. Stern disclaims beneficial ownership of these shares.

(23)	Includes 2,000 shares of common stock issuable under options currently exercisable or exercisable within 60 days of the date specified above.

(24)	Includes 722,200 shares of common stock issuable under options and 43,059 shares of common stock issuable under stock-settled stock appreciation rights currently exercisable or exercisable within 60 days of the date specified above.

(25)	Includes the restricted stock units owned by our executive officers and the restricted units and deferred stock units owned by our non-employee directors. These restricted stock units, restricted units and deferred stock units are subject to all the economic risks of stock ownership but may not be voted or sold and, therefore, ownership of such units is not deemed to constitute beneficial ownership of common stock. In addition, the restricted stock units and restricted units are subject to vesting provisions as set forth in the respective grant agreements.

(26)	Consists of 551,925 restricted stock units owned by our executive officers in the aggregate, 37,811 restricted units owned by our non-employee directors in the aggregate and 66,616 deferred stock units owned by our non-employee directors in the aggregate.

ITEM 13 —	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Transactions with Related Persons

We have established a written policy that has been broadly disseminated within Lear regarding commercial transactions with related parties. This policy assists Lear in identifying, reviewing, monitoring and, as necessary, approving commercial transactions with related parties. The policy requires that any transaction, or series of transactions, with related party vendors in excess of $500,000, whether undertaken in or outside the ordinary course of our business, are presented to the Audit Committee for approval.

Lear has implemented various procedures to ensure compliance with its related party transaction policy. For example, Lear’s standard purchasing terms and conditions require vendors to advise Lear upon any such vendor becoming aware of certain directors, employees or stockholders of the vendor being affiliated with a director or officer (or immediate family member of either) of Lear or its subsidiaries. This requirement applies if such person is involved in the vendor’s relationship with Lear or if such person receives any direct or indirect compensation or benefit based on that relationship. Company policy prohibits Lear employees from simultaneously working for any customer or vendor of Lear.

Each year, we circulate conflict of interest questionnaires to all our directors, members of senior management, purchasing personnel and certain other employees. Based on the results of these questionnaires, the legal department reports all known transactions or relationships with related persons to, among others, our Chief Accounting Officer. The Chief Accounting Officer then ensures that all vendors identified as related party vendors are entered into a centralized payables system (“CPS”) in North America. No payments are permitted to related party vendors in North America that are not included in the CPS. A list of known related party vendors is periodically circulated to directors, executive officers and certain other employees for updating.

At least twice per year, the Chief Accounting Officer reports to the Vice President of Internal Audit on related party relationships, including those with customers, as well as the amount of business performed between Lear and each related party vendor during the preceding six months, year-to-date and for the preceding fiscal year. At least annually, the Vice President of Internal Audit prepares an audit plan for reviewing significant transactions with related parties and reports such audit plan and the results to the Audit Committee. The Audit Committee also receives a summary of all transactions with related party vendors at least annually.

In connection with any required Audit Committee approval, a member of our senior management must represent to the Audit Committee that the related party vendor at issue has been held to the same standards as unaffiliated third parties. Audit Committee members having (or having an immediate family member that has) a direct or indirect interest in the transaction, must recuse himself/herself from consideration of the transaction.

The Chief Accounting Officer, General Counsel and Vice President of Internal Audit meet at least twice per year to confirm the adequate monitoring and reporting of related person transactions. The Chief Accounting Officer then reports on such monitoring and disclosure at least annually to the Audit Committee, which in turn reports to the full Board regarding its review and approval of related person transactions.

During 2006, our related party transaction policy and practices did require the review by the Audit Committee of business transactions with the entities affiliated with Terrence Kittleson, Brian Rossiter, Jayme Rossiter and Terrence Rossiter, which transactions are described in more detail below under “— Certain Transactions.”

With respect to the employment of related parties, Lear has adopted a written policy that has been broadly disseminated within Lear regarding the employment of immediate family members of Lear’s directors and executive officers. The policy does not prohibit such employment, but rather requires the identification, monitoring and review of such employment relationships by Lear’s human resources department and the Compensation Committee of the Board.

Pursuant to this policy, we have adopted procedures which assist us in identifying and reviewing such employment relationships. Each year, our directors and executive officers provide the Company with the names of their immediate family members who are employed by the Company. All human resources activity regarding these family members, including but not limited to changes in compensation and job title, are reviewed prior to the action and compiled in a report to assure related parties are held to the same employment standards as non-affiliated employees or parties. Our human resources department then reviews employment files and reports annually to the Compensation Committee of the Board with respect to any related persons employed by Lear. The Compensation Committee then reports such relationships to the full Board.

During 2006, these procedures did result in the review by the Compensation Committee of the employment relationships set forth below under “— Certain Transactions.”

In addition, the Company’s Code of Business Conduct and Ethics prohibits activities that conflict with, or have the appearance of conflicting with, the best interests of the Company and its stockholders. Such conflicts of interest may arise when an employee, or a member of the employee’s family, receives improper personal benefits as a result of such individual’s position in the Company. Also, another written policy prohibits any employee from having any involvement in employment and compensation decisions regarding any of his or her family members that are employed by the Company.

Certain Transactions

Noelle Gill, a former Divisional Human Resources Manager in Lear’s Electrical Systems Division, is the daughter of Roy Parrott, a Director of Lear. In 2006, Ms. Gill was paid $120,414, which included payments relating to the vesting of a prior year’s grant of restricted stock units (“RSUs”) of $2,705. Ms. Gill also received 112 restricted stock units and 336 stock appreciation rights in 2006. Ms. Gill resigned her position with Lear in January 2007.

Terrence Kittleson, a brother-in-law of Lear’s Chairman and Chief Executive Officer, Robert Rossiter, is employed by CB Richard Ellis (formerly Trammell Crow Company) as an Executive Vice President. CB Richard Ellis provides Lear with real estate brokerage as well as property and project management services. In 2006, Lear paid $3,963,061 to CB Richard Ellis for these services. Lear has engaged CB Richard Ellis in the ordinary course of its business and in accordance with its normal procedures for engaging service providers of these types of services.

Scott Ratsos, a Vice President of Engineering at Lear’s Seating Systems Division, is a son-in-law of Robert Rossiter, Lear’s Chairman and Chief Executive Officer. In 2006, Mr. Ratsos was paid $179,854, which included payments relating to the vesting of a prior year’s grant of RSUs of $8,011. Mr. Ratsos also received 840 restricted stock units and 2,520 stock appreciation rights in 2006.

Brian Rossiter, a brother of Lear’s Chairman and Chief Executive Officer, Robert Rossiter, owns an entity that has represented Center Manufacturing in the sale of automotive products to Lear. In 2006, Lear paid $23,039,605 for tooling, steel stampings and assemblies that it purchased from Center Manufacturing. The entity owned by Brian Rossiter received a commission with respect to a portion of these sales at customary rates. Until December 2006, Brian Rossiter was also an owner of Creative Seating Innovations, Inc. In 2006, Lear paid $1,437,636 to Creative Seating Innovations for prototype tooling and parts. Lear made its purchases from Center Manufacturing and Creative Seating Innovations in the ordinary course of its business and in accordance with its normal sourcing procedures for these types of products.

Brian T. Rossiter, a Platform Director at Lear’s Seating Systems Division, is the son of Robert Rossiter, Lear’s Chairman and Chief Executive Officer. In 2006, Brian T. Rossiter was paid $214,892, which included payments relating to an international assignment of $104,237 and payments relating to the vesting of a prior year’s grant of RSUs of $2,317 that he deferred until a later year.

Jayme Rossiter, a sister-in-law of Robert Rossiter, Lear’s Chairman and Chief Executive Officer, has an ownership interest in Elite Support Management Group, LLC. In 2006, Lear paid $471,960 to Elite Support for the provision of information technology temporary support personnel. Lear engaged Elite Support to provide these services in the ordinary course of its business and in accordance with its normal procedures for engaging service providers of these types of services.

Terrence Rossiter, a brother of Lear’s Chairman and Chief Executive Officer, Robert Rossiter, has been employed as a computer equipment salesperson by Sequoia Services Group (“Sequoia”), a subsidiary of Analysts International, since 1994. Sequoia has provided equipment and contract services to Lear since 1991. In 2006, Lear paid $6,649,291 to Sequoia for the purchase of computer equipment and for computer-related services. Terrence Rossiter was not involved in the provision of computer-related services to Lear. Lear purchased this equipment and these services in the ordinary course of its business and in accordance with its normal sourcing procedures for equipment, software and services of these types. Terrence Rossiter is also a sales representative for The Materials Group. In 2006, Lear paid The Materials Group $745,921 for plastic resins. This purchase was in Lear’s ordinary course of business and in accordance with its normal sourcing procedures for these types of products.

Patrick VandenBoom, an Information Technology Director for Lear, is the brother-in-law of James Vandenberghe, Lear’s Vice Chairman and Chief Financial Officer. In 2006, Mr. VandenBoom was paid $167,814, which included payments relating to the vesting of a prior year’s grant of RSUs of $9,008. Mr. VandenBoom also received 266 restricted stock units and 798 stock appreciation rights in 2006.

William Zimmer, the brother of Paul Joseph Zimmer, former Senior Vice President and President, North American Interior Systems Group, is a Platform Manager in Lear’s Interior Systems Division. In 2006, William Zimmer was paid $130,172.

Affiliates of Carl C. Icahn are bondholders of Federal-Mogul Corporation, which is currently in bankruptcy court protection. Certain affiliates of Mr. Icahn also own more than 5% of our outstanding common stock. In 2006, Lear paid Federal-Mogul Corporation $15,628,836 for various goods. We expect that once Federal-Mogul Corporation exits bankruptcy court protection, affiliates of Mr. Icahn will, subject to confirmation of Federal-Mogul Corporation’s pending plan of reorganization, own a controlling interest in it.

Director Independence

The Company’s Corporate Governance Guidelines adopted by the Board of Directors provide that a majority of the members of the Board, and each member of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, must meet the criteria for independence set forth under applicable law and the New York Stock Exchange (“NYSE”) listing standards. No director qualifies as independent unless the Board determines that the director has no direct or indirect material relationship with the Company. The Board has established guidelines to assist in determining director independence. These guidelines are set forth as Exhibit A to our Corporate Governance Guidelines and can be found on our website at www.lear.com. In addition to applying these director independence guidelines, the Board will consider all relevant facts and circumstances that it is aware of in making an independence determination.

Based on the NYSE listing standards and our director independence guidelines, the Board has affirmatively determined that (i) Anne K. Bingaman (a director during a portion of 2006) and Mr. Wallace have no relationship with us (other than as a director or stockholder) and are independent, (ii) Messrs. Fry, Intrieri, Mallett, McCurdy, Parrott, Spalding, Stern and Wallman have only immaterial relationships with us and are independent and (iii) Messrs. Rossiter and Vandenberghe are not independent. Mr. Rossiter is our Chairman and Chief Executive Officer and Mr. Vandenberghe is our Vice Chairman and Chief Financial Officer.

In making its determination with respect to Dr. Fry, the Board noted that until February 2005, Mr. Rossiter served as a Trustee of Northwood University, of which Dr. Fry was President and Chief Executive Officer until early 2006. Mr. Rossiter did not serve on the compensation committee of the Board of Trustees of Northwood. Northwood is a university which prepares and trains students for careers in the automotive industry. Lear actively recruits employees from Northwood and has sponsored automotive programs at Northwood in the past. The Board believes that Mr. Rossiter’s uncompensated service as a Trustee of Northwood and Lear’s sponsorship of automotive programs at the university furthered the interests of Lear. The Board has concluded that these relationships were not material and that Dr. Fry is independent.

In making its determination with respect to Mr. Intrieri, the Board considered that Mr. Intrieri is employed by, and/or a director of, various entities controlled by Mr. Carl Icahn, who beneficially owned approximately 16% of our outstanding common stock as of December 31, 2006. Lear’s business with any of such entities was inconsequential in each of the last three years. The Board also considered the fact that Lear has done business for the past several years with Federal-Mogul Corporation. It is expected that once Federal-Mogul exits bankruptcy court protection, affiliates of Mr. Icahn will, subject to confirmation of Federal-Mogul’s pending plan of reorganization, own a controlling interest in it. However, the Board noted that (i) Lear’s business with Federal-Mogul was significantly less than the thresholds contained in the NYSE’s guidelines and Lear’s independence guidelines, (ii) Lear’s business relationship with Federal-Mogul predates Mr. Icahn’s significant equity interest in the Company, and (iii) Mr. Intrieri is neither employed by, nor a director of, Federal-Mogul and has had no involvement in Lear’s business with Federal-Mogul. The Board has concluded that these relationships are not material and that Mr. Intrieri is independent.

In making its determination with respect to Mr. McCurdy, the Board considered the fact that Mr. McCurdy is the Chairman of the Board of a company (i) in which Mr. Stern is an investor and on the board of which Mr. Stern also serves and (ii) formed by an investment fund in which Mr. Spalding was Vice-Chairman and Mr. Stern is the Chairman. Lear has done no business with such company in the past three years. The Board has concluded that these relationships are not material and that Mr. McCurdy is independent.

In making its determination with respect to Mr. Parrott, the Board considered that one child of Mr. Parrott is currently employed by Lear (in a junior-level materials specialist position at one of our plants) and two other children of Mr. Parrott were previously employed by Lear. None of these family members lives in the same household as Mr. Parrott and none is dependent on him for financial support. Mr. Parrott has not sought or participated in any employment decisions regarding these family members. The Board also considered the fact that Mr. Parrott sits on the board of a foundation that supports a university to which Lear made modest donations and made certain tuition payments on behalf of employees. The Board has concluded that these relationships are not material and that Mr. Parrott is independent.

In making its determination with respect to Mr. Spalding, the Board considered that we employ a brother of Mr. Spalding in a non-executive position (a senior account manager at one of our divisions). The employment relationship is on an arm’s-length basis and Mr. Spalding has no involvement or interest, directly or indirectly, in employment decisions affecting his brother. The Board also considered that Mr. Spalding was a director of a company with which Lear has done business in the past few years. Mr. Spalding was also the Vice Chairman of an investment fund that previously held an interest in a company, and currently holds an interest in another company, with which Lear conducted business in the past few years. The amount of such business falls well below NYSE guidelines and Lear’s director independence guidelines. In addition, Messrs. Rossiter and Vandenberghe have small investments as limited partners in the investment fund. The Board has concluded that these relationships are not material and that Mr. Spalding is independent.

In making its determination with respect to Mr. Stern, the Board considered that Mr. Stern is a director of a company with which Lear has done business in the past few years and which was previously controlled by the investment fund of which Mr. Stern is the Chairman. Further, the investment fund owns a significant interest in a company with which Lear has conducted business in the past three years. The amount of such business falls well below NYSE guidelines and Lear’s director independence guidelines. The Board has concluded that these relationships are not material and that Mr. Stern is independent.

In making its determination with respect to Mr. Wallman, the Board considered that Mr. Wallman is on the board of directors of two companies with which Lear has done business in the last three years. The amount of such business falls well below NYSE guidelines and Lear’s director independence guidelines. The Board has concluded that these relationships are not material and that Mr. Wallman is independent.

In addition, the Board also considered the fact that each of Messrs. Fry, Mallett and Stern are board members of certain charities to which Lear made modest donations in the past few years. The donated amounts to these charities fell far below NYSE guidelines and Lear’s director independence guidelines. Also, Messrs. McCurdy, Spalding, Stern, Wallace and Wallman have held certain concurrent board memberships at other companies.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

In connection with the audit of the 2006 financial statements, the Company entered into an engagement agreement with Ernst & Young LLP which sets forth the terms by which Ernst & Young LLP will perform audit services for the Company. That agreement is subject to alternative dispute resolution procedures and an exclusion of punitive damages.

In addition to retaining Ernst & Young LLP to audit our consolidated financial statements for 2006, Lear retained Ernst & Young LLP, as well as other accounting firms, to provide tax and other advisory services in 2006. We understand the need for Ernst & Young LLP to maintain objectivity and independence in its audit of our financial statements. It is also the Audit Committee’s goal that the fees that the Company pays to Ernst & Young LLP for permitted non-audit services in any year should not exceed the audit and audit-related fees paid to Ernst & Young LLP in such year, a goal which the Company achieved in 2006 and 2005.

In order to assure that the provision of audit and non-audit services provided by Ernst & Young LLP, the Company’s independent registered public accounting firm, does not impair their independence, the Audit Committee is required to pre-approve the audit and permitted non-audit services to be performed by Ernst & Young LLP, other than de minimis services that satisfy the requirements pertaining to de minimis exceptions for non-audit services described in Section 10A of the Securities Exchange Act of 1934. The Audit Committee also has adopted policies and procedures for pre-approving all audit and permitted non-audit work performed by Ernst & Young LLP. Any pre-approval is valid for 14 months from the date of such pre-approval, unless the Audit Committee specifically provides for a different period. Any pre-approval must also set forth in detail the particular service or category of services approved and is generally subject to a specific cost limit.

The Audit Committee has adopted policies regarding the Company’s ability to hire employees, former employees and certain relatives of employees of the Company’s independent accountants.

During 2006 and 2005, we retained Ernst & Young LLP to provide services in the following categories and amounts:

	Fiscal Year Ended December 31,
	2006	2005

Audit fees(1)	$9,832,000	$8,639,000
Audit-related fees(2)	763,000	202,000
Tax fees(3)	1,978,000	1,828,000
All other fees	—	—

(1)	Audit fees include services related to the annual audit of our consolidated financial statements, the audit of our internal controls over financial reporting, the reviews of our quarterly reports on Form 10-Q, international statutory audits, services related to the divestiture of our interior business and other services that are normally provided by the independent accountants in connection with our regulatory filings.

(2)	Audit-related fees include services related to the audits of U.S. and Canadian employee benefit plans and audit procedures on the North American interior business financial statements.

(3)	Tax fees include services related to tax compliance, tax advice and tax planning.

All of the audit, audit-related, tax and other services performed by Ernst & Young LLP were pre-approved by the Audit Committee in accordance with the pre-approval policies and procedures described above.

PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following documents are filed as part of this Form 10-K.

1.  Consolidated Financial Statements:

Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

2.  Financial Statement Schedule:

Schedule II — Valuation and Qualifying Accounts

All other financial statement schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned financial statements.

3.	The exhibits listed on the “Index to Exhibits” on pages 168 through 173 are filed with this Form 10-K or incorporated by reference as set forth below.

(b)	The exhibits listed on the “Index to Exhibits” on pages 168 through 173 are filed with this Form 10-K or incorporated by reference as set forth below.

(c)	Additional Financial Statement Schedules

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2007.

Lear Corporation

By:	/s/ Robert E. Rossiter
Robert E. Rossiter
Chairman and Chief Executive Officer and
a Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Lear Corporation and in the capacities indicated on February 26, 2007.

/s/ Robert E. Rossiter	/s/ Larry W. McCurdy
Robert E. Rossiter	Larry W. McCurdy
Chairman of the Board of Directors and	a Director
Chief Executive Officer and a Director
(Principal Executive Officer)

/s/ James H. Vandenberghe	/s/ Roy E. Parrott
James H. Vandenberghe	Roy E. Parrott
Vice Chairman and	a Director
Chief Financial Officer
(Principal Financial Officer)

/s/ Matthew J. Simoncini	/s/ David P. Spalding
Matthew J. Simoncini	David P. Spalding
Senior Vice President, Finance and	a Director
Chief Accounting Officer
(Principal Accounting Officer)

/s/ Dr. David E. Fry	/s/ James A. Stern
Dr. David E. Fry	James A. Stern
a Director	a Director

/s/ Vincent J. Intrieri	/s/ Henry D.G. Wallace
Vincent J. Intrieri	Henry D.G. Wallace
a Director	a Director

/s/ Justice Conrad L. Mallett	/s/ Richard F. Wallman
Justice Conrad L. Mallett	Richard F. Wallman
a Director	a Director

Index to Exhibits

Exhibit
Number	Exhibit

2.1	Agreement and Plan of Merger, dated February 9, 2007, by and among AREP Car Holdings Corp., AREP Car Acquisition Corp. and Lear Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A dated February 9, 2007).
2.2	Voting Agreement, dated February 9, 2007, by an among Lear Corporation, Icahn Partners LP, Icahn Partners Master Fund LP, Koala Holding LLC and High River Limited Partnership (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K/A dated February 9, 2007).
2.3	Guaranty of Payment, dated February 9, 2007, by American Real Estate Partners, L.P. in favor of Lear Corporation (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K/A dated February 9, 2007).
2.4	Amendment No. 1 to Employment Agreement, dated February 9, 2007, between Lear Corporation and Douglas G. DelGrosso (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K/A dated February 9, 2007).
2.5	Amendment No. 1 to Employment Agreement, dated February 9, 2007, between Lear Corporation and Robert E. Rossiter (incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K/A dated February 9, 2007).
2.6	Amendment No. 1 to Employment Agreement, dated February 9, 2007, between Lear Corporation and James H. Vandenberghe (incorporated by reference to Exhibit 2.6 to the Company’s Current Report on Form 8-K/A dated February 9, 2007).
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1996).
3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated August 8, 2002).
3.3	Certificate of Incorporation of Lear Operations Corporation (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-4 filed on June 22, 1999).
3.4	By-laws of Lear Operations Corporation (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-4 filed on June 22, 1999).
3.5	Certificate of Incorporation of Lear Corporation EEDS and Interiors (incorporated by reference to Exhibit 3.7 to the Company’s Registration Statement on Form S-4/A filed on June 6, 2001).
3.6	By-laws of Lear Corporation EEDS and Interiors (incorporated by reference to Exhibit 3.8 to the Company’s Registration Statement on Form S-4/A filed on June 6, 2001).
3.7	Certificate of Incorporation of Lear Seating Holdings Corp. #50 (incorporated by reference to Exhibit 3.9 to the Company’s Registration Statement on Form S-4/A filed on June 6, 2001).
3.8	By-laws of Lear Seating Holdings Corp. #50 (incorporated by reference to Exhibit 3.10 to the Company’s Registration Statement on Form S-4/A filed on June 6, 2001).
3.9	Certificate of Incorporation of Lear Automotive Dearborn, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2006).
3.10	Bylaws of Lear Automotive Dearborn, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2006).
3.11	Certificate of Incorporation of Lear Corporation (Germany) Ltd. (incorporated by reference to Exhibit 3.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
3.12	Certificate of Amendment of Certificate of Incorporation of Lear Corporation (Germany) Ltd. (incorporated by reference to Exhibit 3.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
3.13	Amended and Restated By-laws of Lear Corporation (Germany) Ltd. (incorporated by reference to Exhibit 3.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
3.14	Deed of Transformation of Lear Automotive (EEDS) Spain S.L. (Unofficial English Translation) (incorporated by reference to Exhibit 3.17 to the Company’s Registration Statement on Form S-3 filed on May 8, 2002).
3.15	By-laws of Lear Automotive (EEDS) Spain S.L. (Unofficial English Translation) (incorporated by reference to Exhibit 3.18 to the Company’s Registration Statement on Form S-3 filed on May 8, 2002).

Exhibit
Number	Exhibit

3.16	Articles of Incorporation of Lear Corporation Mexico, S.A. de C.V. (Unofficial English Translation) (incorporated by reference to Exhibit 3.19 to the Company’s Registration Statement on Form S-3 filed on March 28, 2002).
3.17	By-laws of Lear Corporation Mexico, S.A. de C.V. (Unofficial English Translation) (incorporated by reference to Exhibit 3.20 to the Company’s Registration Statement on Form S-3 filed on March 28, 2002).
3.18	By-laws of Lear Corporation Mexico, S. de R.L. de C.V., showing the change of Lear Corporation Mexico, S.A. de C.V. from a corporation to a limited liability, variable capital partnership (Unofficial English Translation) (incorporated by reference to Exhibit 3.18 to the Company’s Registration Statement on Form S-4 filed on December 8, 2006).
4.1	Indenture dated as of May 15, 1999, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and the Bank of New York as Trustee (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1999).
4.2	Supplemental Indenture No. 1 to Indenture dated as of May 15, 1999, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and the Bank of New York as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000).
4.3	Supplemental Indenture No. 2 to Indenture dated as of May 15, 1999, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and the Bank of New York as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
4.4	Supplemental Indenture No. 3 to Indenture dated as of May 15, 1999, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and the Bank of New York as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
4.5	Supplemental Indenture No. 4 to Indenture dated as of May 15, 1999, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and the Bank of New York Trust Company, N.A. (as successor to The Bank of New York), as Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 15, 2005).
4.6	Indenture dated as of March 20, 2001, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and the Bank of New York as Trustee, relating to the 8 1/8% Senior Notes due 2008, including the form of exchange note attached thereto (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4 filed on April 23, 2001).
4.7	Supplemental Indenture No. 1 to Indenture dated as of March 20, 2001, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and the Bank of New York as Trustee (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
4.8	Supplemental Indenture No. 2 to Indenture dated as of March 20, 2001, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and the Bank of New York as Trustee (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
4.9	Supplemental Indenture No. 3 to Indenture dated as of March 20, 2001, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and the Bank of New York as Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 15, 2005).
4.10	Indenture dated as of February 20, 2002, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and the Bank of New York as Trustee (incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
4.11	Supplemental Indenture No. 1 to Indenture dated as of February 20, 2002, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and the Bank of New York as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 26, 2004).

Exhibit
Number		Exhibit

4.12		Supplemental Indenture No. 2 to Indenture dated as of February 20, 2002, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and The Bank of New York Trust Company, N.A. (as successor to The Bank of New York), as Trustee (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 15, 2005).
4.13		Indenture dated as of August 3, 2004, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 3, 2004).
4.14		Supplemental Indenture No. 1 to Indenture dated as of August 3, 2004, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and The Bank of New York Trust Company, N.A. (as successor to BNY Midwest Trust Company, N.A.), as Trustee (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 15, 2005).
4.15		Supplemental Indenture No. 5 to Indenture dated as of May 15, 1999, among Lear Corporation, the Guarantors set forth therein and The Bank of New York Trust Company, N.A. (as successor to The Bank of New York), as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report of Form 8-K dated April 25, 2006).
4.16		Supplemental Indenture No. 4 to Indenture dated as of March 20, 2001, among Lear Corporation, the Guarantors set forth therein and the Bank of New York, as trustee (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 25, 2006).
4.17		Supplemental Indenture No. 3 to Indenture dated as of February 20, 2002, among Lear Corporation, the Guarantors set forth therein and The Bank of New York Trust Company, N.A. (as successor to The Bank of New York), as trustee (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 25, 2006).
4.18		Supplemental Indenture No. 4 to Indenture dated as of February 20, 2002, among Lear Corporation, the Guarantors set forth therein and The Bank of New York Trust Company, N.A. (as successor to The Bank of New York), as trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 14, 2006).
4.19		Supplemental Indenture No. 2 to Indenture dated as of August 3, 2004, among Lear Corporation, the Guarantors set forth therein and The Bank of New York Trust Company, N.A. (as successor to BNY Midwest Trust Company, N.A.), as trustee (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated April 25, 2006).
4.20		Indenture dated as of November 24, 2006, by and among Lear Corporation, certain Subsidiary Guarantors (as defined therein) and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 24, 2006).
10.1		Amended and Restated Credit and Guarantee Agreement, dated as of April 25, 2006, among the Company, Lear Canada, each Foreign Subsidiary Borrower (as defined therein), the Lenders party thereto, Bank of America, N.A., as syndication agent, Citibank, N.A. and Deutsche Bank Securities Inc., as documentation agents, The Bank of Nova Scotia, as documentation agent and Canadian administrative agent, the other Agents named therein and JPMorgan Chase Bank, N.A., as general administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 25, 2006).
10	.2*	Employment Agreement, dated March 15, 2005, between the Company and Robert E. Rossiter (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 15, 2005).
10	.3*	Employment Agreement, dated March 15, 2005, between the Company and James H. Vandenberghe (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 15, 2005).
10	.4*	Employment Agreement, dated March 15, 2005, between the Company and Douglas G. DelGrosso (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated March 15, 2005).
10	.5*	Employment Agreement, dated March 15, 2005, between the Company and Daniel A. Ninivaggi (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated March 15, 2005).

Exhibit
Number		Exhibit

10	.6*	Employment Agreement, dated March 15, 2005, between the Company and Roger A. Jackson (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated March 15, 2005).
10	.7*	Employment Agreement, dated as of March 15, 2005, between the Company and Raymond E. Scott (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005).
**10	.8*	Employment Agreement, dated as of March 15, 2005, between the Company and James M. Brackenbury.
10	.9*	Lear’s 1994 Stock Option Plan (incorporated by reference to Exhibit 10.27 to the Company’s Transition Report on Form 10-K filed on March 31, 1994).
10	.10*	Lear Corporation 1996 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 1997).
10	.11*	Lear Corporation Long-Term Stock Incentive Plan, as amended and restated, Conformed Copy through Fourth Amendment (incorporated by reference to Exhibit 4.1 of Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-8 filed on November 3, 2006).
**10	.12*	Fifth Amendment to the Lear Corporation Long-Term Stock Incentive Plan, effective November 1, 2006.
10	.13*	Form of the Long-Term Stock Incentive Plan 2002 Nontransferable Nonqualified Stock Option Terms and Conditions (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
10	.14*	Lear Corporation Outside Directors Compensation Plan, effective January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 7, 2004).
**10	.15*	First Amendment to the Lear Corporation Outside Directors Compensation Plan, effective November 1, 2006.
10	.16*	Form of the Long-Term Stock Incentive Plan 2003 Director Nonqualified, Nontransferable Stock Option Terms and Conditions (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
10	.17*	Form of the Long-Term Stock Incentive Plan 2003 Restricted Stock Unit Terms and Conditions for Management (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
10	.18*	Form of the Long-Term Stock Incentive Plan 2003 Deferral and Restricted Stock Unit Agreement — MSPP (U.S.) (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
10	.19*	Form of the Long-Term Stock Incentive Plan 2003 Deferral and Restricted Stock Unit Agreement — MSPP (Non-U.S.) (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
10	.20*	Form of the Lear Corporation 1996 Stock Option Plan Stock Option Agreement (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).
10	.21*	Lear Corporation 1994 Stock Option Plan, Second Amendment effective January 1, 1996 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).
10	.22*	Lear Corporation 1994 Stock Option Plan, Third Amendment effective March 14, 1997 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.23		Stock Purchase Agreement dated as of March 16, 1999, by and between Nevada Bond Investment Corp. II and Lear Corporation (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated March 16, 1999).
10.24		Stock Purchase Agreement dated as of May 7, 1999, between Lear Corporation and Johnson Electric Holdings Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 7, 1999).

Exhibit
Number		Exhibit

10.25		Registration Rights Agreement dated as of November 24, 2006, among Lear Corporation, certain Subsidiary Guarantors (as defined therein) and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 24, 2006).
10	.26*	Lear Corporation Executive Supplemental Savings Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 4, 2005).
10	.27*	First Amendment to the Lear Corporation Executive Supplemental Savings Plan, dated as of November 10, 2005 (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
**10	.28*	Second Amendment to the Lear Corporation Executive Supplemental Savings Plan, dated as of December 21, 2006.
10	.29*	2005 Management Stock Purchase Plan (U.S.) Terms and Conditions (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
10	.30*	2005 Management Stock Purchase Plan (Non-U.S.) Terms and Conditions (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
10	.31*	2006 Management Stock Purchase Plan (U.S.) Terms and Conditions (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
10	.32*	2006 Management Stock Purchase Plan (Non-U.S.) Terms and Conditions (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
**10	.33*	2007 Management Stock Purchase Plan (U.S.) Terms and Conditions.
**10	.34*	2007 Management Stock Purchase Plan (Non-U.S.) Terms and Conditions.
10	.35*	Form of Performance Share Award Agreement for the three-year period ending December 31, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 10, 2005).
10.36		Purchase Agreement dated as of July 29, 2004, by and among Lear Corporation as Issuer, the Guarantors party thereto and the Purchasers (as defined therein) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004).
10.37		Registration Rights Agreement dated as of August 3, 2004, by and among Lear Corporation as Issuer, the Guarantors party thereto and the Initial Purchasers (as defined therein) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004).
10.38		Purchase and Transfer Agreement dated as of April 5, 2004, among Lear Corporation Holding GmbH, Lear Corporation GmbH & Co. KG and the Sellers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2004).
10	.39*	Long-Term Stock Incentive Plan 2005 Restricted Stock Unit Terms and Conditions (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005).
**10	.40*	Long-Term Stock Incentive Plan 2006 Restricted Stock Unit Terms and Conditions
10	.41*	Long-Term Stock Incentive Plan 2005 Stock Appreciation Rights Terms and Conditions (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005).
**10	.42*	Long-Term Stock Incentive Plan 2006 Stock Appreciation Rights Terms and Conditions.
10	.43*	Lear Corporation Estate Preservation Plan (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
10	.44*	Lear Corporation Pension Equalization Program, as amended through August 15, 2003 (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
**10	.45*	First Amendment to the Lear Corporation Pension Equalization Program, dated as of December 21, 2006.
10	.46*	Lear Corporation Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 10, 2005).
**10	.47	Form of Amended and Restated Indemnity Agreement between the Company and each of its directors.

Exhibit
Number		Exhibit

10	.48*	Form of the Long-Term Stock Incentive Plan 2004 Restricted Stock Unit Terms & Conditions for Management (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 12, 2004).
10.49		Sale and Purchase Agreement dated as of July 20, 2006, by and among the Company, Lear East European Operations S.a.r.l., Lear Holdings (Hungary) Kft, Lear Corporation GmbH, Lear Corporation Sweden AB, Lear Corporation Poland Sp.zo.o., International Automotive Components Group LLC, International Automotive Components Group SARL, International Automotive Components Group Limited, International Automotive Components Group GmbH and International Automotive Components Group AB (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 20, 2006).
10.50		Stock Purchase Agreement dated as of October 17, 2006, among the Company, Icahn Partners LP, Icahn Partners Master Fund LP and Koala Holding LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 17, 2006).
10	.51*	Form of Performance Share Award Agreement under the Lear Corporation Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 23, 2006).
10	.52*	Restricted Stock Award Agreement dated as of November 9, 2006, by and between the Company and Daniel A. Ninivaggi (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 9, 2006).
10	.53*	Form of Cash-Settled Performance Unit Award Agreement under the Lear Corporation Long-Term Stock Incentive Plan for the 2007-2009 Performance Period (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 8, 2007).
10.54		Asset Purchase Agreement dated as of November 30, 2006, by and among Lear Corporation, International Automotive Components Group North America, Inc., WL Ross & Co. LLC, Franklin Mutual Advisers, LLC and International Automotive Components Group North America, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 30, 2006).
10.55		Form of Limited Liability Company Agreement of International Automotive Components Group North America, LLC. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 30, 2006).
**11	.1	Computation of net income per share.
**12	.1	Computation of ratios of earnings to fixed charges.
**21	.1	List of subsidiaries of the Company.
**23	.1	Consent of Ernst & Young LLP.
**31	.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
**31	.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
**32	.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32	.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory plan or arrangement.

**	Filed herewith.