Form 10-Q
period 2007-03-31
LEAR CORP
filed 2007-05-04
CIK 842162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007.

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
Yes ☐  No ☒

As of April 27, 2007, the number of shares outstanding of the registrant’s common stock was 76,667,114 shares.

LEAR CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2007

LEAR CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTRODUCTION TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We have prepared the condensed consolidated financial statements of Lear Corporation and subsidiaries, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the year ended December 31, 2006.

The financial information presented reflects all adjustments (consisting of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of operations and cash flows and statements of financial position for the interim periods presented. These results are not necessarily indicative of a full year’s results of operations.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31, 2007	December 31, 2006

	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$330.4	$502.7
Accounts receivable	2,412.7	2,006.9
Inventories	599.0	581.5
Current assets of business held for sale	38.3	427.8
Other	317.6	371.4

Total current assets	3,698.0	3,890.3

LONG-TERM ASSETS:
Property, plant and equipment, net	1,425.9	1,471.7
Goodwill, net	2,006.6	1,996.7
Other	530.5	491.8

Total long-term assets	3,963.0	3,960.2

	$7,661.0	$7,850.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$11.5	$39.3
Accounts payable and drafts	2,480.3	2,317.4
Accrued liabilities	1,152.8	1,099.3
Current liabilities of business held for sale	16.7	405.7
Current portion of long-term debt	26.4	25.6

Total current liabilities	3,687.7	3,887.3

LONG-TERM LIABILITIES:
Long-term debt	2,431.8	2,434.5
Long-term liabilities of business held for sale	21.6	48.5
Other	827.4	878.2

Total long-term liabilities	3,280.8	3,361.2

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 150,000,000 shares authorized; 82,166,506 shares and 81,984,306 shares issued as of March 31, 2007 and December 31, 2006, respectively	0.7	0.7
Additional paid-in capital	1,357.3	1,338.1
Common stock held in treasury, 5,508,097 shares as of March 31, 2007, and 5,732,316 shares as of December 31, 2006, at cost	(201.9)	(210.2)
Retained deficit	(308.0)	(362.5)
Accumulated other comprehensive loss	(155.6)	(164.1)

Total stockholders’ equity	692.5	602.0

	$7,661.0	$7,850.5

The accompanying notes are an integral part of these condensed consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in millions, except per share data)

	Three Months Ended

	March 31, 2007	April 1, 2006

Net sales	$4,406.1	$4,678.5

Cost of sales	4,095.2	4,459.3
Selling, general and administrative expenses	126.5	165.0
Loss on divestiture of Interior business	25.6	—
Interest expense	51.5	47.7
Other (income) expense, net	25.0	(8.3)

Income before provision (benefit) for income taxes and cumulative effect of a change in accounting principle	82.3	14.8
Provision (benefit) for income taxes	32.4	(0.2)

Income before cumulative effect of a change in accounting principle	49.9	15.0
Cumulative effect of a change in accounting principle	—	2.9

Net income	$49.9	$17.9

Basic net income per share:
Income before cumulative effect of a change in accounting principle	$0.65	$0.22
Cumulative effect of a change in accounting principle	—	0.05

Basic net income per share	$0.65	$0.27

Diluted net income per share:
Income before cumulative effect of a change in accounting principle	$0.64	$0.22
Cumulative effect of a change in accounting principle	—	0.04

Diluted net income per share	$0.64	$0.26

The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three Months Ended

	March 31, 2007	April 1, 2006

Cash Flows from Operating Activities:
Net income	$49.9	$17.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Cumulative effect of a change in accounting principle	—	(2.9)
Loss on divestiture of Interior business	25.6	—
Depreciation and amortization	74.5	97.8
Net change in recoverable customer engineering and tooling	23.8	128.6
Net change in working capital items	(150.4)	(235.8)
Net change in sold accounts receivable	(38.9)	38.1
Other, net	(26.3)	(4.3)

Net cash provided by (used in) operating activities	(41.8)	39.4

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(29.2)	(92.6)
Divestiture of Interior business	(57.3)	—
Other, net	(28.6)	27.9

Net cash used in investing activities	(115.1)	(64.7)

Cash Flows from Financing Activities:
Long-term debt repayments, net	(3.6)	(6.1)
Short-term debt repayments, net	(11.0)	—
Dividends paid	—	(16.8)
Proceeds from exercise of stock options	5.7	—
Increase (decrease) in drafts	(13.5)	1.1

Net cash used in financing activities	(22.4)	(21.8)

Effect of foreign currency translation	7.0	10.7

Net Change in Cash and Cash Equivalents	(172.3)	(36.4)
Cash and Cash Equivalents as of Beginning of Period	502.7	207.6

Cash and Cash Equivalents as of End of Period	$330.4	$171.2

Changes in Working Capital Items:
Accounts receivable	$(434.2)	$(428.2)
Inventories	(20.6)	14.0
Accounts payable	224.5	103.9
Accrued liabilities and other	79.9	74.5

Net change in working capital items	$(150.4)	$(235.8)

Supplementary Disclosure:
Cash paid for interest	$36.9	$26.6

Cash paid for income taxes	$45.7	$42.9

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

The Company and its affiliates design and manufacture complete automotive seat systems, electrical distribution systems and select electronic products. Through the first quarter of 2007, the Company also supplied automotive interior systems and components, including instrument panels and cockpit systems, headliners and overhead systems, door panels and flooring and acoustic systems (Note 3, “Divestiture of Interior Business”). The Company’s main customers are automotive original equipment manufacturers. The Company operates facilities worldwide.

Certain amounts in the prior period’s financial statements have been reclassified to conform to the presentation used in the quarter ended March 31, 2007.

(2) Merger Agreement

On February 9, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AREP Car Holdings Corp., a Delaware corporation (“Parent”), and AREP Car Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Under the terms of the Merger Agreement, Merger Sub would be merged with and into the Company, and as a result, the Company would continue as the surviving corporation and a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of Carl C. Icahn.

Pursuant to the Merger Agreement, as of the effective time of the merger, each issued and outstanding share of common stock of the Company, other than shares (i) owned by Parent, Merger Sub or any subsidiary of Parent and (ii) owned by any shareholders who are entitled to and who have properly exercised appraisal rights under Delaware law, will be canceled and automatically converted into the right to receive $36.00 in cash, without interest.

The Merger Agreement contains provisions pursuant to which the Company was permitted to solicit alternative acquisition proposals for forty-five days after the date of the Merger Agreement (the “Solicitation Period”) and continue ongoing discussions or negotiations thereafter. The Solicitation Period ended on March 26, 2007, and no alternative acquisition proposals have been received as of the date of this Report. The Company may terminate the Merger Agreement under certain circumstances, including if its board of directors determines in good faith that it has received a Superior Proposal (as defined in the Merger Agreement) and otherwise complies with certain terms of the Merger Agreement. In connection with such termination, and in certain other limited circumstances, the Company would be required to pay a fee of $85.2 million to Parent plus up to $15.0 million of Parent’s out-of-pocket expenses (including fees and expenses of financing sources, counsel, accountants, investment bankers, experts and consultants) relating to the Merger Agreement.

Parent has obtained debt financing commitments for the transaction contemplated by the Merger Agreement. Consummation of the merger is not subject to a financing condition, but is subject to other conditions, including receipt of the affirmative vote of the holders of a majority of the outstanding shares of the Company’s common stock, antitrust approvals and other customary closing conditions.

In connection with the execution of the Merger Agreement, the Company entered into a voting agreement with Icahn Partners LP, Icahn Partners Master Fund LP, Koala Holding Limited Partnership and High River Limited Partnership. In the aggregate, such holders beneficially own approximately 16% of the Company’s outstanding common stock. Pursuant to the voting agreement, such holders agreed to vote in favor of the merger and, subject to certain exceptions, not to dispose of any shares of common stock prior to consummation of the merger. Such holders have also agreed to vote in favor of a Superior Proposal under certain circumstances. In addition, American Real Estate Partners, L.P. has provided a limited guaranty in favor of the Company with respect to the performance by Parent and Merger Sub of certain payment obligations under the Merger Agreement.

If presented, the transaction contemplated by the Merger Agreement will be voted on by shareholders of record as of May 14, 2007, at the Company’s annual stockholders’ meeting, which has been scheduled for June 27, 2007.

For further information regarding the Merger Agreement, please refer to the Merger Agreement and certain related documents, which are incorporated by reference as exhibits to this Report.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(3) Divestiture of Interior Business

On March 31, 2007, the Company completed the transfer of substantially all of the assets of the Company’s North American interior business (as well as its interests in two China joint ventures and $27.4 million of cash) to International Automotive Components Group North America, Inc. and International Automotive Components Group North America, LLC (together, “IAC North America”), in exchange for a 25% equity interest in IAC North America and warrants for an additional 7% of the current outstanding equity of IAC North America. In addition, under the terms of the divestiture agreement, the Company has agreed to fund up to an additional $40 million to IAC North America, in the event that IAC North America does not meet certain financial targets in 2007. The legal transfer of certain assets included in this transaction is subject to the satisfaction of certain post-closing conditions. In connection with this transaction, IAC North America assumed the ordinary course liabilities of the Company’s North American interior business, and the Company retained certain pre-closing liabilities, including pension and postretirement healthcare liabilities incurred through the closing date of the transaction.

The Company recorded a loss on divestiture of interior business of $606.9 million in the fourth quarter of 2006 and an additional charge of $29.4 million in the first quarter of 2007, including $6.2 million recorded as cost of sales, $2.0 million recorded as selling, general and administrative expenses and $21.2 million recorded as loss on divestiture of interior business. Approximately $22.5 million of the first quarter 2007 charge represented cash costs. As of March 31, 2007, the beneficial ownership interests of certain less than wholly owned subsidiaries were transferred to IAC North America, however, as described above, the transfer of legal ownership is subject to the satisfaction of certain post-closing conditions. Accordingly, these assets and liabilities remain classified as held for sale on the Company’s condensed consolidated balance sheet as of March 31, 2007. A summary of the major classes of the assets and liabilities of the Company’s North American interior business that are classified as held for sale in the Company’s condensed consolidated balance sheets are shown below (in millions):

	March 31, 2007	December 31, 2006

Cash and cash equivalents	$12.8	$19.2
Accounts receivable	17.3	284.5
Inventories	3.9	69.2
Other current assets	4.3	54.9

Current assets of business held for sale	$38.3	$427.8

Accounts payable and drafts	$8.4	$323.7
Accrued liabilities	5.4	79.8
Current portion of long-term debt	2.9	2.2

Current liabilities of business held for sale	16.7	405.7

Long-term debt	18.2	19.6
Other long-term liabilities	3.4	28.9

Long-term liabilities of business held for sale	21.6	48.5

Total liabilities of business held for sale	$38.3	$454.2

The Company did not account for the divestiture of its North American interior business as a discontinued operation due to its continuing involvement with IAC North America. The Company’s investment in IAC North America is accounted for under the equity method of accounting.

The divestiture of the Company’s North American interior business substantially completes the disposition of the Company’s interior business. On October 16, 2006, the Company completed the contribution of substantially all of its European interior business to International Automotive Components Group, LLC (“IAC Europe”), in exchange for a one-third equity interest in IAC Europe. In connection with this transaction, the Company recorded a loss on divestiture of interior business of $33.5 million, of which $4.4 million was recorded in the first quarter of 2007 and $29.1 million was recorded in 2006.

(4) Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” using the modified prospective transition method and recognized income of $2.9 million as a cumulative

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

effect of a change in accounting principle related to a change in accounting for forfeitures. There was no income tax effect resulting from this adoption. SFAS No. 123(R) requires the estimation of expected forfeitures at the grant date and the recognition of compensation cost only for those awards expected to vest. Previously, the Company accounted for forfeitures as they occurred. In the first quarters of 2007 and 2006, there were no outstanding unvested awards for which no compensation cost was recognized as the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for all employee awards granted after January 1, 2003.

(5) Restructuring

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

The Company currently expects to incur pretax costs of approximately $300 million, in connection with the restructuring actions, although all aspects of the restructuring actions have not been finalized. Such costs include employee termination benefits, asset impairment charges and contract termination costs, as well as other incremental costs resulting from the restructuring actions. These incremental costs principally include equipment and personnel relocation costs. The Company also expects to incur incremental manufacturing inefficiency costs at the operating locations impacted by the restructuring actions during the related restructuring implementation period. Restructuring costs are recognized in the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States. Generally, charges are recorded as elements of the restructuring strategy are finalized. Actual costs recorded in the Company’s consolidated financial statements may vary from current estimates.

In connection with the Company’s restructuring actions, the Company recorded net charges of $13.6 million in the first quarter of 2007, including $11.1 million recorded as cost of sales and $2.5 million recorded as selling, general and administrative expenses. The first quarter 2007 charges consist of employee termination benefits of $24.1 million, fixed asset impairment charges of $0.4 million, net contract termination costs of $(12.7) million and other costs of $1.8 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations. Asset impairment charges relate to the disposal of machinery and equipment with carrying values of $0.4 million in excess of related estimated fair values. Contract termination costs include lease cancellation costs, the repayment of various government-sponsored grants and a net pension and other postretirement benefit plan curtailment gain of $13.9 million.

A summary of the first quarter 2007 restructuring charges, excluding the net pension and other postretirement benefit plan curtailment gain of $13.9 million is shown below (in millions):

			2007 Utilization

	Accrual as of December 31, 2006	2007 Charges	Cash	Non-cash	Accrual as of March 31, 2007

Employee termination benefits	$36.4	$24.1	$(36.9)	$—	$23.6
Asset impairments	—	0.4	—	(0.4)	—
Contract termination costs	3.4	1.2	(1.4)	—	3.2
Other related costs	—	1.8	(1.8)	—	—

Total	$39.8	$27.5	$(40.1)	$(0.4)	$26.8

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(6) Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. A summary of inventories is shown below (in millions):

	March 31, 2007	December 31, 2006

Raw materials	$439.9	$439.9
Work-in-process	36.2	35.6
Finished goods	122.9	106.0

Inventories	$599.0	$581.5

(7) Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciable property is depreciated over the estimated useful lives of the assets, principally using the straight-line method. A summary of property, plant and equipment is shown below (in millions):

	March 31, 2007	December 31, 2006

Land	$132.6	$133.5
Buildings and improvements	607.5	559.1
Machinery and equipment	2,024.1	2,081.3
Construction in progress	22.0	12.0

Total property, plant and equipment	2,786.2	2,785.9
Less – accumulated depreciation	(1,360.3)	(1,314.2)

Net property, plant and equipment	$1,425.9	$1,471.7

Depreciation expense was $73.2 million and $96.6 million in the three months ended March 31, 2007 and April 1, 2006, respectively.

Costs associated with the repair and maintenance of the Company’s property, plant and equipment are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency or safety of the Company’s property, plant and equipment are capitalized and depreciated over the remaining life of the related asset.

(8) Goodwill

A summary of the changes in the carrying amount of goodwill, by reportable operating segment, for the three months ended March 31, 2007, is shown below (in millions):

	Seating	Electronic and Electrical	Total

Balance as of January 1, 2007	$1,060.7	$936.0	$1,996.7
Foreign currency translation and other	7.6	2.3	9.9

Balance as of March 31, 2007	$1,068.3	$938.3	$2,006.6

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(9) Long-Term Debt

A summary of long-term debt and the related weighted average interest rates, including the effect of hedging activities described in Note 19, “Financial Instruments,” is shown below (in millions):

	March 31, 2007		December 31, 2006

	Long-Term Debt	Weighted Average Interest Rate	Long-Term Debt	Weighted Average Interest Rate

Primary Credit Facility	$997.0	7.49%	$997.0	7.49%
8.50% Senior Notes, due 2013	300.0	8.50%	300.0	8.50%
8.75% Senior Notes, due 2016	600.0	8.75%	600.0	8.75%
5.75% Senior Notes, due 2014	399.4	5.635%	399.3	5.635%
8.125% Euro-denominated Senior Notes, due 2008	74.2	8.125%	73.3	8.125%
8.11% Senior Notes, due 2009	41.4	8.11%	41.4	8.11%
Zero-coupon Convertible Senior Notes, due 2022	0.7	4.75%	3.6	4.75%
Other	45.5	7.03%	45.5	7.06%

	2,458.2		2,460.1
Current portion	(26.4)		(25.6)

Long-term debt	$2,431.8		$2,434.5

Primary Credit Facility

The Company’s Primary Credit Facility consists of an Amended and Restated Credit and Guarantee Agreement, which provides for maximum revolving borrowing commitments of $1.7 billion and a term loan facility of $1.0 billion. As of March 31, 2007 and December 31, 2006, the Company had $997.0 million in borrowings outstanding under the Primary Credit Facility, all of which were outstanding under the term loan facility. There were no revolving borrowings outstanding.

The Company’s obligations under the Primary Credit Facility are secured by a pledge of all or a portion of the capital stock of certain of its subsidiaries, including substantially all of its first-tier subsidiaries, and are partially secured by a security interest in the Company’s assets and the assets of certain of its domestic subsidiaries. In addition, the Company’s obligations under the Primary Credit Facility are guaranteed, on a joint and several basis, by certain of its subsidiaries, which are primarily domestic subsidiaries and all of which are directly or indirectly 100% owned by the Company.

The Primary Credit Facility contains certain affirmative and negative covenants, including (i) limitations on fundamental changes involving the Company or its subsidiaries, asset sales and restricted payments, (ii) a limitation on indebtedness with a maturity shorter than the term loan facility, (iii) a limitation on aggregate subsidiary indebtedness to an amount which is no more than 4% of consolidated total assets, (iv) a limitation on aggregate secured indebtedness to an amount which is no more than $100 million and (v) requirements that the Company maintain a leverage ratio of not more than 4.0 to 1, as of March 31, 2007, with decreases over time and an interest coverage ratio of not less than 2.50 to 1 with increases over time.

The leverage and interest coverage ratios, as well as the related components of their computation, are defined in the Primary Credit Facility. The leverage ratio is calculated as the ratio of consolidated indebtedness to consolidated operating profit. For the purpose of the covenant calculation, (i) consolidated indebtedness is generally defined as reported debt, net of cash and excludes transactions related to the Company’s asset-backed securitization and factoring facilities and (ii) consolidated operating profit is generally defined as net income excluding income taxes, interest expense, depreciation and amortization expense, other income and expense, minority interests in income of subsidiaries in excess of net equity earnings in affiliates, certain restructuring and other non-recurring charges, extraordinary gains and losses and other specified non-cash items. Consolidated operating profit is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under the Company’s Primary Credit Facility. The interest coverage ratio is calculated as the ratio of consolidated operating profit to consolidated interest expense. For the purpose of the covenant calculation, consolidated interest expense is generally defined as interest expense plus any discounts or expenses related to the Company’s asset-backed securitization facility less amortization of deferred finance fees and interest income. As of March 31, 2007, the Company was in compliance with all covenants set forth in the Primary Credit Facility. The Company’s leverage and interest coverage ratios were 2.3 to 1 and 4.6 to 1, respectively.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Reconciliations of (i) consolidated indebtedness to reported debt, (ii) consolidated operating profit to income before provision for income taxes and (iii) consolidated interest expense to reported interest expense are shown below (in millions):

March 31, 2007

Consolidated indebtedness	$2,139.3
Cash and cash equivalents	330.4

Reported debt	$2,469.7

Three Months Ended March 31, 2007

Consolidated operating profit	$266.6
Depreciation and amortization	(74.5)
Consolidated interest expense	(45.3)
Costs related to divestiture of interior business	(33.8)
Other expense, net (excluding certain amounts related to asset-backed securitization facility)	(26.3)
Restructuring charges	(15.8)
Other excluded items	27.0
Other non-cash items	(15.6)

Income before provision for income taxes	$82.3

Consolidated interest expense	$45.3
Certain amounts related to asset-backed securitization facility	1.3
Amortization of deferred financing fees	2.3
Bank facility and other fees	2.6

Reported interest expense	$51.5

The Primary Credit Facility also contains customary events of default, including an event of default triggered by a change of control of the Company. The senior notes due 2013 and 2016 (having an aggregate principal amount outstanding of $900 million as of March 31, 2007) provide holders of the notes the right to require the Company to repurchase all or any part of their notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a “change of control” (as defined in the indenture governing the notes). The transaction contemplated by the Merger Agreement with affiliates of American Real Estate Partners, L.P. would not constitute a change of control for these purposes (Note 2, “Merger Agreement”). The indentures governing the Company’s other senior notes do not contain a change of control repurchase obligation.

The Company’s senior notes also contain covenants restricting the ability of the Company and its subsidiaries to incur liens and to enter into sale and leaseback transactions. As of March 31, 2007, the Company was in compliance with all covenants and other requirements set forth in its senior notes.

All of the Company’s senior notes are guaranteed by the same subsidiaries that guarantee the Primary Credit Facility. In the event that any such subsidiary ceases to be a guarantor under the Primary Credit Facility, such subsidiary will be released as a guarantor of the senior notes. The Company’s obligations under the senior notes are not secured by the pledge of the assets or capital stock of any of its subsidiaries.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(10) Pension and Other Postretirement Benefit Plans

Net Periodic Benefit Cost

The components of the Company’s net periodic benefit cost are shown below (in millions):

	Pension		Other Postretirement

	Three Months Ended		Three Months Ended

	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006

Service cost	$8.0	$12.6	$2.9	$3.2
Interest cost	10.4	10.8	3.7	3.7
Expected return on plan assets	(10.2)	(9.7)	—	—
Amortization of actuarial loss	0.8	1.8	1.1	1.4
Amortization of transition obligation	—	—	0.2	0.2
Amortization of prior service cost	1.1	1.3	(0.9)	(0.9)
Curtailment gain, net	(36.9)	—	(13.4)	—
Special termination benefits	5.7	0.1	0.8	0.1

Net periodic benefit cost (gain)	$(21.1)	$16.9	$(5.6)	$7.7

In the first quarter of 2007, the Company recorded a pension plan curtailment gain of $36.4 million and an other postretirement benefit plan curtailment gain of $14.7 million. The pension plan curtailment gain resulted from the suspension of the accrual of defined benefits related to the Company’s U.S. salaried defined benefit pension plan as the Company elected to freeze its U.S. salaried defined benefit plan effective December 31, 2006. The other postretirement benefit plan curtailment gain resulted from employee terminations associated with a facility closure in 2006. As both curtailment gains were incurred subsequent to the Company’s defined benefit plan measurement date of September 30, 2006, they were recorded in the first quarter of 2007. The Company recognized additional net pension and other postretirement benefit costs of $5.2 million and $1.3 million, respectively, related to other restructuring actions and the divestiture of the Company’s North American interior business.

Contributions

Employer contributions to the Company’s domestic and foreign pension plans for the three months ended March 31, 2007, were approximately $9.5 million, in aggregate. The Company expects to contribute an additional $45 million to $50 million, in aggregate, to its domestic and foreign pension portfolios in 2007.

(11) Cost of Sales and Selling, General and Administrative Expenses

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

(12) Other (Income) Expense, Net

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

	March 31, 2007	April 1, 2006

Other expense	$28.6	$18.4
Other income	(3.6)	(26.7)

Other (income) expense, net	$25.0	$(8.3)

For the first quarter of 2007, other expense includes a loss of $3.9 million related to the acquisition of the minority interest in an affiliate. For the first quarter of 2006, other income includes gains of $25.9 million related to the sales of the Company’s interests in two affiliates.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(13) Income Taxes

The provision for income taxes was $32.4 million in the first quarter of 2007, representing an effective tax rate of 39.4%, as compared to a benefit for income taxes of $0.2 million, representing an effective tax rate of negative 1.4%, in the first quarter of 2006. The provision for income taxes in the first quarter of 2007 was impacted by costs of $33.8 million related to the divestiture of the Company’s interior business, for a significant portion of which no tax benefit was provided as it was incurred in the United States. This was offset by the impact of the U.S. salaried pension plan curtailment gain of $36.4 million, for which no tax expense was provided. The provision for income taxes in the first quarter of 2007 was also impacted by a portion of the Company’s restructuring charges and costs related to the Merger Agreement, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Excluding these items, the effective tax rate in the first quarter of 2007 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, foreign valuation allowances, the U.S. valuation allowance, tax credits, income tax incentives and other permanent items. Further, the Company’s current and future provision for income taxes is significantly impacted by the recognition of valuation allowances in certain countries, particularly the United States. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. The Company’s future income tax expense will include no tax benefit with respect to U.S. losses and no tax expense with respect to U.S. income until the allowance is eliminated. Accordingly, income taxes are impacted by the U.S. valuation allowance and the mix of earnings among jurisdictions. The benefit for income taxes in the first quarter of 2006 includes a one-time tax benefit of $8.6 million resulting from a tax audit resolution and court rulings in certain jurisdictions. The benefit for income taxes in the first quarter of 2006 was also impacted by gains on the sales of the Company’s interests in two U.S. affiliates, for which no tax expense was recognized, and a portion of the Company’s restructuring charges, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries.

On January 1, 2007 the Company adopted the provisions of Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes by establishing minimum standards for the recognition and measurement of tax positions taken or expected to be taken in a tax return. Under the requirements of FIN 48, the Company must review all of its tax positions and make a determination as to whether its position is more-likely-than-not to be sustained upon examination by regulatory authorities. If a tax position meets the more-likely-than-not standard, then the related tax benefit is measured based on the cumulative probability analysis of the amount that is more-likely-than-not to be realized upon ultimate settlement or disposition of the underlying issue.

The Company recognized the cumulative impact of adopting FIN 48 as a $4.5 million decrease to its liability for unrecognized tax benefits with a corresponding decrease to the Company’s retained deficit balance as of January 1, 2007. As of January 1, 2007, the Company’s gross unrecognized tax benefits were $148.6 million (including interest and penalties), of which $114.9 million, if recognized, would affect the Company’s effective tax rate. The gross unrecognized tax benefits differ from the amount that would affect the effective tax rate due primarily to the impact of the valuation allowance.

The Company continues to recognize both interest and penalties accrued with respect to unrecognized tax benefits as income tax expense. As of January 1, 2007 the Company had recorded reserves for the payment of interest and penalties in the amount of $28.6 million. During the three months ended March 31, 2007, the Company recognized an increase in liability for gross interest and penalties of approximately $4.4 million.

The Company operates in multiple jurisdictions throughout the world, and its tax returns are periodically audited or subject to review by both domestic and foreign tax authorities. The Company considers its significant tax jurisdictions to include Canada, Germany, Hungary, Mexico, Poland, Spain and the United States. The Company or its subsidiaries remain subject to income tax examination in certain U.S. state and local jurisdictions for years after 1998, in Germany, Mexico and Poland for years after 2000, in Spain for years after 2001 and in the U.S. federal jurisdiction, Canada and Hungary for years after 2002.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(14) Net Income Per Share

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

	Three Months Ended

	March 31, 2007	April 1, 2006

Weighted average common shares outstanding	76,410,482	67,216,992
Dilutive effect of common stock equivalents	1,579,369	724,075

Diluted shares outstanding	77,989,851	67,941,067

Diluted net income per share	$0.64	$0.26

Shares issuable upon conversion of the Company’s outstanding zero-coupon convertible debt and the effect of certain common stock equivalents, including options, restricted stock units, performance units and stock appreciation rights, were excluded from the computation of diluted shares outstanding for the three months ended March 31, 2007 and April 1, 2006, as inclusion would have resulted in antidilution. A summary of these options and their exercise prices, as well as these restricted stock units and stock appreciation rights, is shown below:

	Three Months Ended

	March 31, 2007	April 1, 2006

Options
Antidilutive options	2,236,780	2,907,005
Exercise price	$35.93 - $55.33	$22.12 - $55.33
Restricted stock units	—	821,237
Performance units	—	48,563
Stock appreciation rights	642,285	1,138,114

(15) Comprehensive Income

Comprehensive income is defined as all changes in a Company’s net assets except changes resulting from transactions with stockholders. It differs from net income in that certain items currently recorded in equity are included in comprehensive income. A summary of comprehensive income is shown below (in millions):

	Three Months Ended

	March 31, 2007	April 1, 2006

Net income	$49.9	$17.9
Other comprehensive income (loss):
Derivative instruments and hedging activities	(5.0)	(5.8)
Foreign currency translation adjustment	13.5	15.6

Other comprehensive income	8.5	9.8

Comprehensive income	$58.4	$27.7

(16) Pre-Production Costs Related to Long-Term Supply Agreements

The Company incurs pre-production engineering, research and development (“ER&D”) and tooling costs related to the products produced for its customers under long-term supply agreements. The Company expenses all pre-production ER&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, the Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which the customer has not provided a non-cancelable right to use the tooling. During the first quarters of 2007 and 2006, the Company capitalized $22.4 million and $38.8 million, respectively, of pre-production ER&D costs for which reimbursement is contractually guaranteed by the customer. In addition, during the first quarters of 2007 and 2006, the Company capitalized $42.5 million and $173.9 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling. These amounts are included in other

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

current and long-term assets in the condensed consolidated balance sheets. During the first quarters of 2007 and 2006, the Company collected $91.6 million and $298.5 million, respectively, of cash related to ER&D and tooling costs.

During the first quarter of 2007, the Company did not capitalize any Company-owned tooling. During the first quarter of 2006, the Company capitalized $1.4 million of Company-owned tooling. Amounts capitalized as Company-owned tooling are included in property, plant and equipment, net in the condensed consolidated balance sheets.

The classification of recoverable customer engineering and tooling is shown below (in millions):

	March 31, 2007	December 31, 2006

Current	$61.4	$87.7
Long-term	112.8	116.2

Recoverable customer engineering and tooling	$174.2	$203.9

Gains and losses related to ER&D and tooling projects are reviewed on an aggregated program basis. Net gains on projects are deferred and recognized over the life of the long-term supply agreement. Net losses on projects are recognized as costs are incurred.

(17) Legal and Other Contingencies

As of March 31, 2007 and December 31, 2006, the Company had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $21.3 million and $18.0 million, respectively. Such reserves reflect amounts recognized in accordance with accounting principles generally accepted in the United States and typically exclude the cost of legal representation. Product warranty liabilities are recorded separately from legal liabilities, as described below.

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

sought discovery of certain information which the Company believes is confidential and proprietary, and the Company has intervened in the case as a non-party for the limited purpose of protecting its rights with respect to JCI’s discovery efforts. The trial has been rescheduled to October 2007.

On June 13, 2005, The Chamberlain Group (“Chamberlain”) filed a lawsuit against the Company and Ford Motor Company (“Ford”) in the Northern District of Illinois alleging patent infringement. Two counts were asserted against the Company and Ford based upon two Chamberlain rolling-code garage door opener system patents. Two additional counts were asserted against Ford only (not the Company) based upon different Chamberlain patents. The Chamberlain lawsuit was filed in connection with the marketing of the Company’s universal garage door opener system, which competes with a product offered by JCI. JCI obtained technology from Chamberlain to operate its product. In October 2005, JCI joined the lawsuit as a plaintiff along with Chamberlain. In October 2006, Ford was dismissed from the suit. JCI and Chamberlain have filed a motion for a preliminary injunction, and on March 30, 2007, the Court issued a decision granting plaintiffs’ motion for a preliminary injunction but did not enter an injunction at that time. In response, the Company filed a motion seeking to stay the effectiveness of any injunction that may be entered and General Motors Corporation (“GM”) moved to intervene. On April 25, 2007, the court granted GM’s motion to intervene, entered a preliminary injunction order that exempts the Company’s existing GM programs and denied the Company’s motion to stay the effectiveness of the preliminary injunction order pending appeal. On April 27, 2007, the Company filed its notice of appeal from the granting of the preliminary injunction and the denial of its motion to stay its effectiveness. No trial date has been set by the district court.

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

A summary of the changes in product warranty liabilities for the three months ended March 31, 2007, is shown below (in millions):

Balance as of January 1, 2007	$40.9
Expense	1.4
Income related to favorable settlements	(2.7)
Settlements	(5.8)
Foreign currency translation and other	(1.2)

Balance as of March 31, 2007	$32.6

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

As of March 31, 2007 and December 31, 2006, the Company had recorded reserves for environmental matters of $2.8 million and $3.2 million, respectively. While the Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse effect on its business, consolidated financial position, results of operations or cash flows, no assurances can be given in this regard.

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

In the first quarter of 2006, co-defendant UTC entered into a settlement agreement with the plaintiffs. During the third quarter of 2006, the Company and co-defendant Johnson Electric entered into a settlement memorandum with the plaintiffs’ counsel outlining the terms of a global settlement, including establishing the requisite percentage of executed settlement agreements and releases that were required to be obtained from the individual plaintiffs for a final settlement to proceed. Since November 2006, the Company has reached a final settlement with respect to approximately 85% of the plaintiffs involving aggregate payments of $875,000 and is in the process of attempting to resolve the remaining claims.

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

In April 2006, a former employee of the Company filed a purported class action lawsuit in the U.S. District Court for the Eastern District of Michigan against the Company, members of its Board of Directors, members of its Employee Benefits Committee (the “EBC”) and certain members of its human resources personnel alleging violations of the Employment Retirement Income Security Act (“ERISA”) with respect to the Company’s retirement savings plans for salaried and hourly employees. In the second quarter of 2006, the Company was served with three additional purported class action ERISA lawsuits, each of which contained similar allegations against the Company, members of its Board of Directors, members of its EBC and certain members of its senior management and its human resources personnel. At the end of the second quarter of 2006, the court entered an order consolidating these four lawsuits as In re: Lear Corp. ERISA Litigation. During the third quarter of 2006, plaintiffs filed their consolidated complaint, which alleges breaches of fiduciary duties substantially similar to those alleged in the four individually filed lawsuits. The consolidated complaint continues to name certain current and former members of the Board of Directors and the EBC and certain members of senior management and adds certain other current and former members of the EBC. The consolidated complaint generally alleges that the defendants breached their fiduciary duties to plan participants in connection with the administration of the Company’s retirement savings plans for salaried and hourly employees. The fiduciary duty claims are largely based on allegations of breaches of the fiduciary duties of prudence and loyalty and of over-concentration of plan assets in the Company’s common stock. The plaintiffs purport to bring these claims on behalf of the plans and all persons who were participants in or beneficiaries of the plans from October 21, 2004, to the present and seek to recover losses allegedly suffered by the plans. The complaints do not specify the amount of damages sought. During the fourth quarter of 2006, the defendants filed a motion to dismiss all defendants and all counts in the consolidated complaint. The filings related to the motion to dismiss have been made, but the Court has not yet ruled on the motion. No determination has been made that a class action can be maintained, and there have been no decisions on the merits of the cases. The Company intends to vigorously defend the consolidated lawsuit.

On March 1, 2007, a purported class action ERISA lawsuit was filed on behalf of participants in the Company’s 401(k) plans. The lawsuit was filed in the United States District Court for the Eastern District of Michigan and alleges that the Company, members of its Board of Directors, and members of the Employee Benefits Committee (collectively, the “Lear Defendants”) breached their fiduciary duties to the participants in the 401(k) plans by approving the Agreement and Plan of Merger (the “Merger Agreement”) with AREP Car Holdings Corp. and AREP Car Acquisition Corp. (collectively the “AREP Entities”). On March 8, 2007, the plaintiff filed a motion for expedited discovery to support a potential motion for preliminary injunction to enjoin the Merger Agreement. The Lear Defendants filed an opposition to the motion for expedited discovery on March 22, 2007. Plaintiff filed a reply on April 11, 2007. On April 18, 2007, the Judge denied plaintiff’s motion for expedited discovery. On March 15, 2007, the plaintiff requested that the case be reassigned to the Judge overseeing In re: Lear Corp. ERISA Litigation (described above). The Lear Defendants have opposed the reassignment. On March 22, 2007, the Lear Defendants filed a motion to dismiss all counts of the complaint against the Lear Defendants. Plaintiff also filed a motion for preliminary injunction and expedited briefing schedule on April 10, 2007. The Lear Defendants’ opposition brief is due May 10, 2007. The Court has not set a hearing date on either of these motions.

Between February 9, 2007 and February 21, 2007, certain stockholders filed six purported class action lawsuits against the Company, certain members of the Company’s Board of Directors and American Real Estate Partners, L.P. and certain of its affiliates (collectively, “AREP”). Three of the lawsuits were filed in the Delaware Court of Chancery and have since been consolidated into a single action. Three of the lawsuits were filed in Michigan Circuit Court; those too have since been consolidated into a single action. The class action complaints, which are substantially similar, generally allege that the Merger Agreement unfairly limits the process of selling the Company and that certain members of the Company’s Board of Directors have breached their fiduciary duties in connection with the Merger Agreement and have acted with conflicts of interest in approving the Merger Agreement. The lawsuits seek to enjoin the merger, to invalidate the Merger Agreement and to enjoin the operation of certain provisions of the Merger Agreement, a declaration that certain members of the Company’s Board of Directors breached their fiduciary duties in approving the Merger Agreement and an award of unspecified damages or rescission in the event that the proposed merger with AREP is completed. On February 23, 2007, the plaintiffs in the consolidated Delaware action filed a consolidated amended complaint, a motion for expedited proceedings and a motion to preliminarily enjoin the transactions contemplated by the Merger Agreement. On March 27, 2007, the plaintiffs in the consolidated Delaware action filed a consolidated second amended complaint. On May 9, 2007, the court overseeing the consolidated Michigan action will hear the Company’s motion to dismiss that action. A hearing on the plaintiffs’

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

motion for preliminary injunction in the consolidated Delaware action is scheduled for June 6, 2007, and a trial is scheduled for the fourth quarter of 2007. The Company believes that the lawsuits are without merit and intends to defend against them vigorously.

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

(18) Segment Reporting

Historically, the Company has had three reportable operating segments: seating, electronic and electrical and interior. The seating segment includes seat systems and components thereof. The electronic and electrical segment includes electronic products and electrical distribution systems, primarily wire harnesses and junction boxes, interior control and entertainment systems and wireless systems. The interior segment includes instrument panels and cockpit systems, headliners and overhead systems, door panels, flooring and acoustic systems and other interior products (Note 3, “Divestiture of Interior Business”). The Other category includes unallocated costs related to corporate headquarters, geographic headquarters and the elimination of intercompany activities, none of which meets the requirements of being classified as an operating segment.

The Company evaluates the performance of its operating segments based primarily on (i) revenues from external customers, (ii) income (loss) before loss on divestiture of interior business, interest expense, other (income) expense, provision (benefit) for income taxes and cumulative effect of a change in accounting principle (“segment earnings”) and (iii) cash flows, being defined as segment earnings less capital expenditures plus depreciation and amortization. A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	Three Months Ended March 31, 2007

	Seating	Electronic and Electrical	Interior	Other	Consolidated

Revenues from external customers	$2,994.2	$788.7	$623.2	$—	$4,406.1
Segment earnings	197.1	17.5	8.8	(39.0)	184.4
Depreciation and amortization	40.8	28.3	1.3	4.1	74.5
Capital expenditures	20.2	8.6	0.1	0.3	29.2
Total assets	4,371.0	2,277.7	134.7	877.6	7,661.0

	Three Months Ended April 1, 2006

	Seating	Electronic and Electrical	Interior	Other	Consolidated

Revenues from external customers	$2,992.5	$787.3	$898.7	$—	$4,678.5
Segment earnings	125.9	53.1	(59.5)	(65.3)	54.2
Depreciation and amortization	40.4	26.8	24.8	5.8	97.8
Capital expenditures	36.8	15.7	33.1	7.0	92.6
Total assets	4,170.6	2,178.1	1,511.1	621.5	8,481.3

For the three months ended March 31, 2007, segment earnings include restructuring charges of ($4.7) million, $17.9 million and $0.4 million in the seating and electronic and electrical segments and in the other category, respectively. For the three months ended April 1, 2006, segment earnings include restructuring charges of $15.1 million, $2.0 million and $5.8 million in the seating, electronic and electrical and interior segments, respectively (Note 5, “Restructuring”).

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A reconciliation of consolidated segment earnings to consolidated income before provision (benefit) for income taxes and cumulative effect of a change in accounting principle is shown below (in millions):

	Three Months Ended

	March 31, 2007	April 1, 2006

Segment earnings	$184.4	$54.2
Loss on divestiture of Interior business	25.6	—
Interest expense	51.5	47.7
Other (income) expense, net	25.0	(8.3)

Income before provision (benefit) for income taxes and cumulative effect of a change in accounting principle	$82.3	$14.8

(19) Financial Instruments

Certain of the Company’s European and Asian subsidiaries periodically factor their accounts receivable with financial institutions. Such receivables are factored without recourse to the Company and are excluded from accounts receivable in the condensed consolidated balance sheets. As of March 31, 2007 and December 31, 2006, the amount of factored receivables was $219.9 million and $256.3 million, respectively. The Company cannot provide any assurances that these factoring facilities will be available or utilized in the future.

Asset-Backed Securitization Facility

The Company and several of its U.S. subsidiaries sell certain accounts receivable to a wholly-owned, consolidated, bankruptcy-remote special purpose corporation (Lear ASC Corporation) under an asset-backed securitization facility (the “ABS facility”). In turn, Lear ASC Corporation transfers undivided interests in up to $150 million of the receivables to bank-sponsored commercial-paper conduits. As of March 31, 2007 and December 31, 2006, accounts receivable totaling $445.4 million and $568.6 million, respectively, had been transferred to Lear ASC Corporation, but no undivided interests in the receivables were transferred to the conduits. As such, these retained interests are included in accounts receivable in the condensed consolidated balance sheets as of March 31, 2007 and December 31, 2006. In the first quarter of 2006, a discount on the sale of receivables of $1.6 million was recognized and is reflected in other (income) expense, net in the condensed consolidated statement of income.

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

The following table summarizes certain cash flows received from and paid to Lear ASC Corporation (in millions):

	Three Months Ended

	March 31, 2007	April 1, 2006

Proceeds from collections reinvested in securitizations	$932.7	$1,071.6
Servicing fees received	1.2	1.5

Derivative Instruments and Hedging Activities

Forward foreign exchange, futures and option contracts — The Company uses forward foreign exchange, futures and option contracts to reduce the effect of fluctuations in foreign exchange rates on short-term, foreign currency denominated intercompany transactions and other known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Mexican peso and the Hungarian forint, as well as the Euro and other European currencies. Forward foreign exchange, futures and option contracts are accounted for as cash flow hedges when the hedged item is a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability. As of March 31, 2007, contracts designated as cash flow hedges with $380.4 million of notional amount were outstanding with maturities of less than nine months. As of March 31, 2007, the fair market value of these contracts was approximately $9.4 million. As of March 31, 2007,

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

other foreign currency derivative contracts that did not qualify for hedge accounting with $439.8 million of notional amount were outstanding. These foreign currency derivative contracts consist principally of cash transactions between three and thirty days, hedges of intercompany loans and hedges of certain other balance sheet exposures. As of March 31, 2007, the fair market value of these contracts was approximately $1.6 million.

Interest rate swap contracts — The Company uses interest rate swap contracts to manage its exposure to fluctuations in interest rates. Interest rate swap contracts which fix the interest payments of certain variable rate debt instruments or fix the market rate component of anticipated fixed rate debt instruments are accounted for as cash flow hedges. Interest rate swap contracts which hedge the change in fair market value of certain fixed rate debt instruments are accounted for as fair value hedges. As of March 31, 2007, contracts representing $800.0 million of notional amount were outstanding with maturity dates of August 2007 through September 2011. All of these contracts modify the variable rate characteristics of the Company’s variable rate debt instruments, which are generally set at three-month LIBOR rates. These contracts convert variable rate obligations into fixed rate obligations with a weighted average interest rate of 4.902%. The fair market value of all outstanding interest rate swap contracts is subject to changes in value due to changes in interest rates. As of March 31, 2007, the fair market value of these contracts was approximately negative $5.0 million.

Commodity swap contracts — The Company uses derivative instruments including financially settled forward, swap and option contracts to manage its exposure to fluctuations in certain commodity prices. All derivative instruments are currently designated as cash flow hedges, as the hedged item is a forecasted transaction. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in commodity prices. As of March 31, 2007, the fair market value of these commodity instruments was $1.1 million with maturity dates through December 2008.

As of March 31, 2007 and December 31, 2006, net gains of approximately $9.8 million and $14.7 million, respectively, related to derivative instruments and hedging activities were recorded in accumulated other comprehensive loss. In the three months ended March 31, 2007 and April 1, 2006, net gains of $3.6 million and $1.6 million, respectively, related to the Company’s hedging activities were reclassified from accumulated other comprehensive loss into earnings. During the twelve month period ending March 29, 2008, the Company expects to reclassify into earnings net gains of approximately $11.5 million recorded in accumulated other comprehensive loss. Such gains will be reclassified at the time the underlying hedged transactions are realized. During the three months ended March 31, 2007 and April 1, 2006, amounts recognized in the condensed consolidated statements of income related to changes in the fair value of cash flow and fair value hedges excluded from the effectiveness assessments and the ineffective portion of changes in the fair value of cash flow and fair value hedges were not material.

Non-U.S. dollar financing transactions — The Company designated its previously outstanding Euro-denominated senior notes (Note 9, “Long-Term Debt”) as a net investment hedge of long-term investments in its Euro-functional subsidiaries. As of March 31, 2007, the amount recorded in accumulated other comprehensive loss related to the effective portion of the net investment hedge of foreign operations was approximately negative $148.0 million. Such amount will be included in accumulated other comprehensive loss until the Company liquidates its related net investment in its designated foreign operations.

(20) Accounting Pronouncements

Financial Instruments

The FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” This statement resolves issues related to the application of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to beneficial interests in securitized assets. The provisions of this statement are to be applied prospectively to all financial instruments acquired or issued during fiscal years beginning after September 15, 2006. The effects of adoption were not significant.

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Fair Value Option

The FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115.” This statement allows entities to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The provisions of this statement are effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact of this statement on its financial statements.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(21) Supplemental Guarantor Condensed Consolidating Financial Statements

	March 31, 2007

	Parent	Guarantors	Non- guarantors	Eliminations	Consolidated

	(Unaudited; in millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$100.0	$6.2	$224.2	$—	$330.4
Accounts receivable	26.5	333.9	2,052.3	—	2,412.7
Inventories	14.5	128.7	455.8	—	599.0
Current assets of business held for sale	—	—	38.3	—	38.3
Other	33.8	19.8	264.0	—	317.6

Total current assets	174.8	488.6	3,034.6	—	3,698.0

LONG-TERM ASSETS:
Property, plant and equipment, net	199.4	284.9	941.6	—	1,425.9
Goodwill, net	454.5	551.1	1,001.0	—	2,006.6
Investments in subsidiaries	3,890.6	2,343.1	—	(6,233.7)	—
Other	237.8	24.4	268.3	—	530.5

Total long-term assets	4,782.3	3,203.5	2,210.9	(6,233.7)	3,963.0

	$4,957.1	$3,692.1	$5,245.5	$(6,233.7)	$7,661.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$—	$—	$11.5	$—	$11.5
Accounts payable and drafts	148.0	399.5	1,932.8	—	2,480.3
Accrued liabilities	310.7	193.9	648.2	—	1,152.8
Current liabilities of business held for sale	—	—	16.7	—	16.7
Current portion of long-term debt	6.0	—	20.4	—	26.4

Total current liabilities	464.7	593.4	2,629.6	—	3,687.7

LONG-TERM LIABILITIES:
Long-term debt	2,411.2	—	20.6	—	2,431.8
Long-term liabilities of business held for sale	—	—	21.6	—	21.6
Intercompany accounts, net	1,219.6	604.0	(1,823.6)	—	—
Other	169.1	170.6	487.7	—	827.4

Total long-term liabilities	3,799.9	774.6	(1,293.7)	—	3,280.8

STOCKHOLDERS’ EQUITY	692.5	2,324.1	3,909.6	(6,233.7)	692.5

	$4,957.1	$3,692.1	$5,245.5	$(6,233.7)	$7,661.0

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(21) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	December 31, 2006

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(21) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	For the Three Months Ended March 31, 2007

	Parent	Guarantors	Non- guarantors	Eliminations	Consolidated

	(Unaudited; in millions)

Net sales	$288.3	$1,525.5	$3,614.7	$(1,022.4)	$4,406.1

Cost of sales	298.9	1,499.1	3,319.6	(1,022.4)	4,095.2
Selling, general and administrative expenses	34.1	14.0	78.4	—	126.5
Loss on divestiture of Interior business	(17.2)	28.2	14.6	—	25.6
Interest expense	21.8	28.3	1.4	—	51.5
Intercompany (income) expense, net	(79.6)	16.8	62.8	—	—
Other expense, net	2.0	10.0	13.0	—	25.0

Income (loss) before income taxes and equity in net income of subsidiaries	28.3	(70.9)	124.9	—	82.3
Provision (benefit) for income taxes	—	(9.8)	42.2	—	32.4
Equity in net income of subsidiaries	(21.6)	(5.9)	—	27.5	—

Net income (loss)	$49.9	$(55.2)	$82.7	$(27.5)	$49.9

	For the Three Months Ended April 1, 2006

	Parent	Guarantors	Non- guarantors	Eliminations	Consolidated

	(Unaudited; in millions)

Net sales	$475.6	$1,889.0	$3,152.5	$(838.6)	$4,678.5

Cost of sales	500.6	1,850.8	2,946.5	(838.6)	4,459.3
Selling, general and administrative expenses	59.4	27.3	78.3	—	165.0
Interest expense	15.1	23.5	9.1	—	47.7
Intercompany (income) expense, net	(131.8)	87.5	44.3	—	—
Other (income) expense, net	(31.3)	12.0	11.0	—	(8.3)

Income (loss) before income taxes, equity in net (income) loss of subsidiaries and cumulative effect of a change in accounting principle	63.6	(112.1)	63.3	—	14.8
Provision (benefit) for income taxes	(2.9)	1.7	1.0	—	(0.2)
Equity in net (income) loss of subsidiaries	51.5	(41.2)	—	(10.3)	—

Income (loss) before cumulative effect of a change in accounting principle	15.0	(72.6)	62.3	10.3	15.0
Cumulative effect of a change in accounting principle	2.9	—	—	—	2.9

Net income	$17.9	$(72.6)	$62.3	$10.3	$17.9

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(21) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	For the Three Months Ended March 31, 2007

	Parent	Guarantors	Non- guarantors	Eliminations	Consolidated

	(Unaudited; in millions)

Net cash used in operating activities	$15.2	$(54.2)	$(2.8)	$—	$(41.8)
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(2.8)	(17.7)	(8.7)	—	(29.2)
Divestiture of Interior business	(6.5)	(12.9)	(37.9)	—	(57.3)
Other, net	0.6	0.3	(29.5)	—	(28.6)

Net cash used in investing activities	(8.7)	(30.3)	(76.1)	—	(115.1)

Cash Flows from Financing Activities:
Long-term debt repayments, net	(2.9)	—	(0.7)	—	(3.6)
Short-term debt repayments, net	—	—	(11.0)		(11.0)
Proceeds from exercise of stock options	5.7	—	—	—	5.7
Decrease in drafts	(1.0)	(2.5)	(10.0)	—	(13.5)
Change in intercompany accounts	(104.1)	86.5	17.6	—	—

Net cash used in financing activities	(102.3)	84.0	(4.1)	—	(22.4)

Effect of foreign currency translation	—	2.7	4.3	—	7.0

Net Change in Cash and Cash Equivalents	(95.8)	2.2	(78.7)		(172.3)
Cash and Cash Equivalents as of Beginning of Period	195.8	4.0	302.9	—	502.7

Cash and Cash Equivalents as of End of Period	$100.0	$6.2	$224.2	$—	$330.4

	For the Three Months Ended April 1, 2006

	Parent	Guarantors	Non- guarantors	Eliminations	Consolidated

	(Unaudited; in millions)

Net cash provided by operating activities	$154.7	$(41.3)	$(74.0)	$—	$39.4
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(14.4)	(30.6)	(47.6)		(92.6)
Other, net	31.2	(3.0)	(0.3)	—	27.9

Net cash used in investing activities	16.8	(33.6)	(47.9)	—	(64.7)

Cash Flows from Financing Activities:
Long-term debt repayments, net	(2.1)	(0.1)	(3.9)	—	(6.1)
Dividends paid	(16.8)	—	—	—	(16.8)
Increase in drafts	7.6	(0.6)	(5.9)	—	1.1
Change in intercompany accounts	(152.5)	78.3	74.2	—	—

Net cash used in financing activities	(163.8)	77.6	64.4	—	(21.8)

Effect of foreign currency translation	—	3.7	7.0	—	10.7

Net Change in Cash and Cash Equivalents	7.7	6.4	(50.5)		(36.4)
Cash and Cash Equivalents as of Beginning of Period	38.6	4.8	164.2	—	207.6

Cash and Cash Equivalents as of End of Period	$46.3	$11.2	$113.7	$—	$171.2

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(21) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

Basis of Presentation — Certain of the Company’s wholly-owned subsidiaries (the “Guarantors”) have unconditionally fully guaranteed, on a joint and several basis, the punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all of the Company’s obligations under the Primary Credit Facility and the indentures governing the Company’s senior notes, including the Company’s obligations to pay principal, premium, if any, and interest with respect to the senior notes. The senior notes consist of $300 million aggregate principal amount of 8.50% senior notes due 2013, $600 million aggregate principal amount of 8.75% senior notes due 2016, $399 million aggregate principal amount of 5.75% senior notes due 2014, Euro 56 million aggregate principal amount of 8.125% senior notes due 2008, $41 million aggregate principal amount of 8.11% senior notes due 2009 and $1 million aggregate principal amount of zero-coupon convertible senior notes due 2022. The Guarantors under the indentures are currently Lear Automotive Dearborn, Inc., Lear Automotive (EEDS) Spain S.L., Lear Corporation EEDS and Interiors, Lear Corporation (Germany) Ltd., Lear Corporation Mexico, S. de R.L. de C.V., Lear Operations Corporation and Lear Seating Holdings Corp. #50. Lear Automotive Dearborn, Inc. became a Guarantor under the indentures effective April 25, 2006. In lieu of providing separate audited financial statements for the Guarantors, the Company has included the audited supplemental guarantor condensed consolidating financial statements above. These financial statements reflect the guarantors listed above for all periods presented. Management does not believe that separate financial statements of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented.

As of December 31, 2006 and for the three months ended April 1, 2006, the supplemental guarantor condensed consolidating financial statements have been restated to reflect certain changes to the equity investments of guarantor subsidiaries.

Distributions — There are no significant restrictions on the ability of the Guarantors to make distributions to the Company.

Selling, General and Administrative Expenses — During the three months ended March 31, 2007 and April 1, 2006, the Parent allocated $2.5 million and $12.9 million, respectively, of corporate selling, general and administrative expenses to its operating subsidiaries. The allocations were based on various factors, which estimate usage of particular corporate functions, and in certain instances, other relevant factors, such as the revenues or the number of employees of the Company’s subsidiaries.

Long-term debt of the Parent and the Guarantors — A summary of long-term debt of the Parent and the Guarantors on a combined basis is shown below (in millions):

	March 31, 2007	December 31, 2006

Amended and restated primary credit facility	$997.0	$997.0
Senior notes	1,415.7	1,417.6
Other long-term debt	4.5	4.6

	2,417.2	2,419.2
Less — current portion	(6.0)	(6.0)

	$2,411.2	$2,413.2

The obligations of foreign subsidiary borrowers under the Primary Credit Facility are guaranteed by the Parent.

For more information on the above indebtedness, see Note 9, “Long-Term Debt.”

LEAR CORPORATION

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

We were incorporated in Delaware in 1987 and are one of the world’s largest automotive suppliers based on net sales. Our net sales have grown from $14.4 billion for the year ended December 31, 2002, to $17.8 billion for the year ended December 31, 2006. We supply every major automotive manufacturer in the world, including General Motors, Ford, DaimlerChrysler, BMW, Fiat, PSA, Volkswagen, Renault-Nissan, Hyundai, Mazda, Toyota, Porsche and Honda.

We supply automotive manufacturers with complete automotive seat and electrical distribution systems and select electronic products. Historically, we also supplied automotive interior components and systems, including instrument panels and cockpit systems, headliners and overhead systems, door panels and flooring and acoustic systems.

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

Pursuant to the Merger Agreement, as of the effective time of the merger, each issued and outstanding share of common stock of Lear, other than shares (i) owned by Parent, Merger Sub or any subsidiary of Parent and (ii) owned by any shareholders who are entitled to and who have properly exercised appraisal rights under Delaware law, will be canceled and automatically converted into the right to receive $36.00 in cash, without interest.

The Merger Agreement contains provisions pursuant to which we were permitted to solicit alternative acquisition proposals for forty-five days after the date of the Merger Agreement (the “Solicitation Period”) and continue ongoing discussions or negotiations thereafter. The Solicitation Period ended on March 26, 2007, and no alternative acquisition proposals have been received as of the date of this Report. We may terminate the Merger Agreement under certain circumstances, including if our board of directors determines in good faith that it has received a Superior Proposal (as defined in the Merger Agreement) and otherwise complies with certain terms of the Merger Agreement. In connection with such termination, and in certain other limited circumstances, we would be required to pay a fee of $85 million to Parent plus up to $15 million of Parent’s out-of-pocket expenses (including fees and expenses of financing sources, counsel, accountants, investment bankers, experts and consultants) relating to the Merger Agreement.

Parent has obtained debt financing commitments for the transaction contemplated by the Merger Agreement. Consummation of the merger is not subject to a financing condition, but is subject to other conditions, including receipt of the affirmative vote of the holders of a majority of the outstanding shares of our common stock, antitrust approvals and other customary closing conditions.

In connection with the execution of the Merger Agreement, we entered into a voting agreement with Icahn Partners LP, Icahn Partners Master Fund LP, Koala Holding Limited Partnership and High River Limited Partnership. In the aggregate, such holders beneficially own approximately 16% of Lear’s outstanding common stock. Pursuant to the voting agreement, such holders agreed to vote in favor of the merger and, subject to certain exceptions, not to dispose of any shares of common stock prior to consummation of the merger. Such holders have also agreed to vote in favor of a Superior Proposal under certain circumstances. In addition, American Real Estate Partners, L.P. has provided a limited guaranty in favor of Lear with respect to the performance by Parent and Merger Sub of certain payment obligations under the Merger Agreement.

If presented, the transaction contemplated by the Merger Agreement will be voted on by shareholders of record as of May 14, 2007, at our annual stockholders’ meeting, which has been scheduled for June 27, 2007.

For further information regarding the Merger Agreement, please refer to the Merger Agreement and certain related documents, which are incorporated by reference as exhibits to this Report.

Interior Segment

On March 31, 2007, we completed the transfer of substantially all of the assets of our North American interior business (as well as our interests in two China joint ventures) to International Automotive Components Group North America, Inc. (“IAC”) (the “IAC North America Transaction”). The IAC North America Transaction was completed pursuant to the terms of an Asset Purchase Agreement (the “Purchase Agreement”) dated as of November 30, 2006, by and among Lear, IAC, WL Ross & Co. LLC (“WL Ross”), Franklin

LEAR CORPORATION

Mutual Advisers, LLC (“Franklin”) and International Automotive Components Group North America, LLC (“IACNA”), as amended by Amendment No. 1 to the Purchase Agreement dated as of March 31, 2007 (the “Amendment”). The legal transfer of certain assets included in the IAC North America Transaction is subject to the satisfaction of certain post-closing conditions. In connection with the IAC North America Transaction, IAC assumed the ordinary course liabilities of our North American interior business, and we retained certain pre-closing liabilities, including pension and postretirement healthcare liabilities incurred through the closing date of the transaction.

Also on March 31, 2007, a wholly owned subsidiary of Lear and certain affiliates of WL Ross and Franklin, entered into the Limited Liability Company Agreement (the “LLC Agreement”) of IACNA. Pursuant to the terms of the LLC Agreement, a wholly owned subsidiary of Lear contributed approximately $27 million in cash to IACNA in exchange for a 25% equity interest in IACNA and warrants for an additional 7% of the current outstanding common equity of IACNA. Certain affiliates of WL Ross and Franklin made aggregate capital contributions of approximately $81 million to IACNA in exchange for the remaining equity and extended a $50 million term loan to IAC. Lear and a wholly owned subsidiary of Lear have agreed to fund up to an additional $40 million, and WL Ross and Franklin have agreed to fund up to an additional $45 million, in the event that IAC does not meet certain financial targets in 2007.

We transferred to IAC substantially all of our interior business in the United States, Canada and Mexico, consisting of 26 manufacturing facilities with annual net sales of approximately $2.5 billion, related to the production of instrument panels and cockpit systems, headliners and overhead systems, door panels and interior trim for various original equipment manufacturers. In connection with the IAC North America Transaction, we recorded a loss on divestiture of approximately $628 million, of which approximately $21 million was recognized in the first quarter of 2007 and $607 million was recognized in the fourth quarter of 2006. We also recognized additional costs related to the IAC North America Transaction of approximately $8 million, which are recorded in cost of sales and selling, general and administrative expenses in the consolidated statement of income for the three months ended March 31, 2007.

The closing of the IAC North America Transaction substantially completes the disposition of our interior business. On October 16, 2006, we completed the contribution of substantially all of our European interior business to International Automotive Components Group, LLC, a separate joint venture with affiliates of WL Ross and Franklin, in exchange for a one-third equity interest in IAC Europe (the “IAC Europe Transaction”). In connection with the IAC Europe Transaction, we recorded a loss on divestiture of approximately $33 million, of which approximately $4 million was recognized in the first quarter of 2007 and $29 million was recognized in 2006.

For further information related to the divestiture of our interior business, see Note 3, “Divestiture of Interior Business,” to the accompanying condensed consolidated financial statements and the Purchase Agreement, LLC Agreement and related documents, which are incorporated by reference as exhibits to this Report.

Industry Overview

Demand for our products is directly related to automotive vehicle production. Automotive sales and production can be affected by general economic or industry conditions, labor relations issues, fuel prices, regulatory requirements, trade agreements and other factors. Our operating results are also significantly impacted by what is referred to in this section as “vehicle platform mix”; that is, the overall commercial success of the vehicle platforms for which we supply particular products, as well as our relative profitability on these platforms. A significant loss of business with respect to any vehicle model for which we are a significant supplier, or a decrease in the production levels of any such models, could have a material adverse impact on our future operating results. Lower production volumes in North America had an adverse effect on our operating results in the first quarter of 2007. In addition, our two largest customers, General Motors and Ford, accounted for approximately 47% of our net sales in 2006, excluding net sales to Saab, Volvo, Jaguar and Land Rover, which are affiliates of General Motors or Ford. The automotive operations of both General Motors and Ford experienced significant operating losses throughout 2006, and both automakers are continuing to restructure their North American operations, which could have a material impact on our future operating results.

Automotive industry conditions in North America and Europe continue to be challenging. In North America, the industry is characterized by significant overcapacity, fierce competition and significant pension and healthcare liabilities for the domestic automakers. In Europe, the market structure is more fragmented with significant overcapacity. We expect these challenging industry conditions to continue in the foreseeable future. During the first quarter of 2007, North American production levels declined by approximately 8% as compared to a year ago, and production levels on several of our key platforms have declined more significantly. Historically, the majority of our sales have been derived from the U.S.-based automotive manufacturers in North America and, to a lesser extent, automotive manufacturers in Western Europe. These customers have experienced declines in market share in their traditional markets. As discussed below, our ability to increase sales in the future will depend, in part, on our ability to increase our

LEAR CORPORATION

penetration of Asian automotive manufacturers worldwide and leverage our existing North American and European customer base across all product lines.

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

Our material cost as a percentage of net sales was 67.7% in the first three months of 2007 as compared to 68.8% in 2006 and 68.3% in 2005. Although certain raw material, energy and commodity costs moderated in the first quarter of 2007, such costs remained high as compared to historical levels. Unfavorable industry conditions have also resulted in financial distress within our supply base and an increase in commercial disputes and the risk of supply disruption. We have developed and implemented strategies to mitigate or partially offset the impact of higher raw material, energy and commodity costs, which include aggressive cost reduction actions, the utilization of our cost technology optimization process, the selective in-sourcing of components where we have available capacity, the continued consolidation of our supply base, longer-term purchase commitments and the acceleration of low-cost country sourcing and engineering. However, due to the magnitude and duration of the increased raw material, energy and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers, offset only a portion of the adverse impact. In addition, higher crude oil prices can indirectly impact our operating results by adversely affecting demand for certain of our key light truck platforms. We expect that high raw material, energy and commodity costs will continue to have a material adverse impact on our operating results in the foreseeable future. See “— Forward-Looking Statements” and Item 1A, “Risk Factors – High raw material costs may continue to have a significant adverse impact on our profitability,” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Outlook

In evaluating our financial condition and operating performance, we focus primarily on profitable sales growth and cash flows, as well as return on investment on a consolidated basis. In addition to maintaining and expanding our business with our existing customers in our more established markets, we have increased our emphasis on expanding our business in the Asian market (including sourcing activity in Asia) and with Asian automotive manufacturers worldwide. The Asian market presents growth opportunities, as automotive manufacturers expand production in this market to meet increasing demand. We currently have nine joint ventures in China and several other joint ventures dedicated to serving Asian automotive manufacturers. We will continue to seek ways to expand our business in the Asian market and with Asian automotive manufacturers worldwide. In addition, we have improved our low-cost country manufacturing capabilities through expansion in Asia, Eastern Europe and Central America.

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

Restructuring

In the second quarter of 2005, we began to implement consolidation and census actions in order to address unfavorable industry conditions. These actions continued through the first quarter of 2007 and are part of a comprehensive restructuring strategy intended to (i) better align our manufacturing capacity with the changing needs of our customers, (ii) eliminate excess capacity and lower our operating costs and (iii) streamline our organizational structure and reposition our business for improved long-term profitability. In connection with the restructuring actions, we expect to incur pretax costs of approximately $300 million through 2007, although all aspects of the restructuring actions have not been finalized. Restructuring and related manufacturing inefficiency charges were $16 million in the first three months of 2007, $100 million in 2006 and $104 million in 2005.

Other Matters

In the first quarter of 2007, we recognized a curtailment gain of $36 million related to our decision to freeze our U.S. salaried pension plan, as well as a loss of $4 million related to the acquisition of the minority interest in an affiliate. In the first quarter of 2006, we recognized aggregate gains of $26 million related to the sales of our interests in two affiliates.

LEAR CORPORATION

As discussed above, our results for the first quarters of 2007 and 2006 reflect the following items (in millions):

	Three months ended

	March 31, 2007	April 1, 2006

Costs related to divestiture of Interior business	$34	$—
Fixed asset impairment charges	—	2
Costs related to restructuring actions	16	25
U.S. salaried pension plan curtailment gain	(36)	—
Costs related to merger transaction	9	—
(Gain) loss on joint venture transactions	4	(26)

For further information regarding these items, see “— Restructuring” and Note 2, “Merger Agreement,” Note 3, “Divestiture of Interior Business,” Note 5, “Restructuring,” Note 7, “Property, Plant and Equipment,” Note 10, “Pension and Other Postretirement Benefit Plans,” and Note 12, “Other (Income) Expense, Net,” to the accompanying condensed consolidated financial statements.

This section includes forward-looking statements that are subject to risks and uncertainties. For further information regarding other factors that have had, or may have in the future, a significant impact on our business, financial condition or results of operations, see “— Forward-Looking Statements” and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2006.

RESULTS OF OPERATIONS

A summary of our operating results as a percentage of net sales is shown below (dollar amounts in millions):

	Three months ended

	March 31, 2007		April 1, 2006

Net sales
Seating	$2,994.2	68.0%	$2,992.5	64.0%
Electronic and electrical	788.7	17.9	787.3	16.8
Interior	623.2	14.1	898.7	19.2

Net sales	4,406.1	100.0	4,678.5	100.0

Gross profit	310.9	7.1	219.2	4.7
Selling, general and administrative expenses	126.5	2.9	165.0	3.5
Loss on divestiture of Interior business	25.6	0.6	—	—
Interest expense	51.5	1.2	47.7	1.0
Other (income) expense, net	25.0	0.6	(8.3)	(0.2)
Provision (benefit) for income taxes	32.4	0.7	(0.2)	—
Cumulative effect of a change in accounting principle	—	—	2.9	—

Net income	$49.9	1.1%	$17.9	0.4%

Three Months Ended March 31, 2007 vs. Three Months Ended April 1, 2006

Net sales in the first quarter of 2007 were $4.4 billion as compared to $4.7 billion in the first quarter of 2006, a decrease of $272 million or 5.8%. Unfavorable platform mix and lower industry production volumes in North America and the divestiture of our European interior business negatively impacted net sales by $463 million and $180 million, respectively. These decreases were partially offset by the benefit of new business, primarily outside of North America, and the impact of net foreign exchange rate fluctuations, which increased net sales by $280 million and $145 million, respectively.

Gross profit and gross margin were $311 million and 7.1% in the quarter ended March 31, 2007, as compared to $219 million and 4.7% in the quarter ended April 1, 2006. The increase in gross profit was primarily due to the benefit of our restructuring and other cost improvement actions and new business, primarily outside of North America, in our seating and electronic and electrical segments. In addition, the gross profit of our interior segment improved by $63 million between periods, of which $25 million related to the elimination of depreciation expense, as a result of the write-off of fixed assets in 2006. These increases were partially offset by lower industry production volumes in North America.

Selling, general and administrative expenses, including research and development, were $127 million in the three months ended March 31, 2007, as compared to $165 million in the three months ended April 1, 2006. As a percentage of net sales, selling, general and administrative expenses were 2.9% in the first quarter of 2007 and 3.5% in the first quarter of 2006. The decrease in selling,

LEAR CORPORATION

general and administrative expenses was largely due to a curtailment gain of $36 million related to our decision to freeze our U.S. salaried pension plan, partially offset by transaction costs of $9 million related to the Merger Agreement. Selling, general and administrative expenses also benefited from our restructuring and other cost improvement actions.

Interest expense was $52 million in the first quarter of 2007 as compared to $48 million in the first quarter of 2006. This increase was largely due to higher interest expense on our primary credit facility and refinanced senior notes, partially offset by the impact of lower variable rate debt balances.

Other (income) expense, which includes state and local non-income taxes, foreign exchange gains and losses, fees associated with our asset-backed securitization and factoring facilities, gains and losses on the sales of assets and other miscellaneous income and expense, was an expense of $25 million in the first three months of 2007 as compared to income of $8 million in the first three months of 2006. In the first quarter of 2007, we recognized a loss of $4 million related to the acquisition of the minority interest in an affiliate. In the first quarter of 2006, we recognized gains of $26 million related to the sales of our interests in two affiliates.

The provision for income taxes was $32 million in the first quarter of 2007, representing an effective tax rate of 39.4%, as compared to a benefit for income taxes of $0.2 million, representing an effective tax rate of negative 1.4%, in the first quarter of 2006. The provision for income taxes in the first quarter of 2007 was impacted by costs of $34 million related to the divestiture of our interior business, for a significant portion of which no tax benefit was provided as it was incurred in the United States. This was offset by the impact of the U.S. salaried pension plan curtailment gain of $36 million, for which no tax expense was provided. The provision for income taxes in the first quarter of 2007 was also impacted by a portion of our restructuring charges and costs related to the Merger Agreement, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Excluding these items, the effective tax rate in the first quarter of 2007 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, foreign valuation allowances, the U.S. valuation allowance, tax credits, income tax incentives and other permanent items. Further, our current and future provision for income taxes is significantly impacted by the recognition of valuation allowances in certain countries, particularly the United States. We intend to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Our future income tax expense will include no tax benefit with respect to U.S. losses and no tax expense with respect to U.S. income until the allowance is eliminated. Accordingly, income taxes are impacted by the U.S. valuation allowance and the mix of earnings among jurisdictions. The benefit for income taxes in the first quarter of 2006 includes a one-time tax benefit of $9 million resulting from a tax audit resolution and court rulings in certain jurisdictions. The benefit for income taxes in the first quarter of 2006 was also impacted by gains on the sales of our interests in two U.S. affiliates, for which no tax expense was recognized, and a portion of our restructuring charges, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries.

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share-Based Payment.” As a result, we recognized a cumulative effect of a change in accounting principle of $3 million in the first quarter of 2006 related to a change in accounting for forfeitures. For further information, see Note 4, “Stock-Based Compensation,” to the accompanying condensed consolidated financial statements.

Net income in the first quarter of 2007 was $50 million, or $0.64 per diluted share, as compared to $18 million, or $0.26 per diluted share, in the first quarter of 2006, for the reasons described above.

Reportable Operating Segments

Historically, we have had three reportable operating segments: seating, which includes seat systems and the components thereof; electronic and electrical, which includes electronic products and electrical distribution systems, primarily wire harnesses and junction boxes, interior control and entertainment systems and wireless systems; and interior, which includes instrument panels and cockpit systems, headliners and overhead systems, door panels, flooring and acoustic systems and other interior products. For further information related to our interior business, see Note 3, “Divestiture of Interior Business,” to the accompanying condensed consolidated financial statements. The financial information presented below is for our three reportable operating segments and our other category for the periods presented. The other category includes unallocated costs related to corporate headquarters, geographic headquarters and the elimination of intercompany activities, none of which meets the requirements of being classified as an operating segment. Corporate and geographic headquarters costs include various support functions, such as information technology, purchasing, corporate finance, legal, executive administration and human resources. Financial measures regarding each segment’s income (loss) before loss on divestiture of interior business, interest expense, other (income) expense, provision (benefit) for income taxes and cumulative effect of a change in accounting principle (“segment earnings”) and segment earnings divided by net sales (“margin”) are not measures of performance under accounting principles generally accepted in the United States (“GAAP”). Segment earnings and the related margin are used by management to evaluate the performance of our reportable operating segments. Segment earnings

LEAR CORPORATION

should not be considered in isolation or as a substitute for net income, net cash provided by (used in) operating activities or other income statement or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, segment earnings, as we determine it, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated segment earnings to consolidated income before provision (benefit) for income taxes and cumulative effect of a change in accounting principle, see Note 18, “Segment Reporting,” to the accompanying condensed consolidated financial statements.

Seating

A summary of financial measures for our seating segment is shown below (dollar amounts in millions):

	Three months ended

	March 31, 2007	April 1, 2006

Net sales	$2,994.2	$2,992.5
Segment earnings (1)	197.1	125.9
Margin	6.6%	4.2%

(1)	See definition above.

Seating net sales were $3.0 billion in the first quarters of 2007 and 2006. The benefit of new business, primarily outside of North America, and the impact of net foreign exchange rate fluctuations favorably impacted net sales by $247 million and $107 million, respectively. These increases were largely offset by lower industry production volumes in North America. Segment earnings and the related margin on net sales were $197 million and 6.6% in the first three months of 2007 as compared to $126 million and 4.2% in the first three months of 2006. The improvement in segment earnings was largely due to the benefit of new business, primarily outside of North America, as well as our productivity initiatives and other efficiencies. These increases were partially offset by lower industry production volumes in North America. In addition, in the first quarter of 2007, we recognized a benefit related to our restructuring actions of $5 million as compared to costs related to our restructuring actions of $16 million in the first quarter of 2006.

Electronic and Electrical

A summary of financial measures for our electronic and electrical segment is shown below (dollar amounts in millions):

	Three months ended

	March 31, 2007	April 1, 2006

Net sales	$788.7	$787.3
Segment earnings (1)	17.5	53.1
Margin	2.2%	6.7%

(1)	See definition above.

Electronic and electrical net sales were $789 million in the first quarter of 2007 as compared to $787 million in the first quarter of 2006. The impact of net foreign exchange rate fluctuations and the benefit of new business outside of North America favorably impacted net sales by $34 million and $27 million, respectively. These increases were largely offset by lower production volumes on key platforms in North America. Segment earnings and the related margin on net sales were $18 million and 2.2% in the first three months of 2007 as compared to $53 million and 6.7% in the first three months of 2006. The reduction in segment earnings was largely due to lower production volumes on key platforms in North America and net selling price reductions. These decreases were partially offset by our productivity initiatives and other efficiencies. In addition, in the first quarter of 2007, we incurred costs related to our restructuring actions of $20 million as compared to $2 million in the first quarter of 2006.

LEAR CORPORATION

Interior

A summary of financial measures for our interior segment is shown below (dollar amounts in millions):

	Three months ended

	March 31, 2007	April 1, 2006

Net sales	$623.2	$898.7
Segment earnings (1)	8.8	(59.5)
Margin	1.4%	(6.6)%

(1)	See definition above.

Interior net sales were $623 million in the first quarter of 2007 as compared to $899 million in the first quarter of 2006, a decrease of $276 million or 30.7%. The divestiture of our European interior business and unfavorable changes in industry production volumes and platform mix negatively impacted net sales by $180 million and $122 million, respectively. Segment earnings and the related margin on net sales were $8.8 million and 1.4% in the first three months of 2007 as compared to ($60) million and (6.6)% in the first three months of 2006. The elimination of depreciation expense, as a result of the write-off of fixed assets in 2006, accounted for $25 million of the increase in segment earnings. Segment earnings also benefited from the timing of commercial recoveries and our productivity initiatives and other efficiencies. In the first quarter of 2006, we incurred costs related to our restructuring actions of $7 million.

Other

A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Three months ended

	March 31, 2007	April 1, 2006

Net sales	$—	$—
Segment earnings (1)	(39.0)	(65.3)
Margin	N/A	N/A

(1)	See definition above.

Our other category includes unallocated corporate and geographic headquarters costs, as well as the elimination of intercompany activity. Corporate and geographic headquarters costs include various support functions, such as information technology, purchasing, corporate finance, legal, executive administration and human resources. Segment earnings related to our other category were ($39) million in the first three months of 2007 as compared to ($65) million in the first three months of 2006, largely due to a curtailment gain of $36 million related to our decision to freeze our U.S. salaried pension plan, partially offset by transaction costs of $9 million related to the Merger Agreement. A loss on divestiture of interior business of $6 million was largely offset by our restructuring and other cost improvement actions.

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

We currently expect to incur pretax costs of approximately $300 million in connection with the restructuring actions, although all aspects of the restructuring actions have not been finalized. Through the first quarter of 2007, approximately $220 million of restructuring costs had been incurred, and the remaining restructuring costs are expected to be incurred in 2007. Such costs include employee termination benefits, asset impairment charges and contract termination costs, as well as other incremental costs resulting from the restructuring actions. These incremental costs principally include equipment and personnel relocation costs. We also expect to incur incremental manufacturing inefficiency costs at the operating locations impacted by the restructuring actions during the related restructuring implementation period. Restructuring costs are recognized in our consolidated financial statements in accordance with accounting principles generally accepted in the United States. Generally, charges are recorded as elements of the restructuring strategy are finalized. Actual costs recorded in our consolidated financial statements may vary from current estimates.

LEAR CORPORATION

In connection with our restructuring actions, we recorded restructuring and related manufacturing inefficiency net charges of $16 million in the first quarter of 2007, including $13 million recorded as cost of sales and $3 million recorded as selling, general and administrative expenses. Restructuring activities resulted in cash expenditures of $42 million in the first quarter of 2007. The first quarter 2007 charges consist of employee termination benefits of $24 million, net contract termination costs of ($13) million (including a net pension and other postretirement benefit plan curtailment gain of $14 million) and other costs of $2 million. We also estimate that we incurred approximately $2 million in manufacturing inefficiency costs during this period as a result of the restructuring. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations. Restructuring costs in 2007 are estimated to be approximately $100 million.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund capital expenditures, service indebtedness and support working capital requirements. In addition, approximately 90% of the costs associated with our current restructuring strategy are expected to require cash expenditures. Our principal sources of liquidity are cash flows from operating activities and borrowings under available credit facilities. A substantial portion of our operating income is generated by our subsidiaries. As a result, we are dependent on the earnings and cash flows of and the combination of dividends, distributions and advances from our subsidiaries to provide the funds necessary to meet our obligations. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear. For further information regarding potential dividends from our non-U.S. subsidiaries, see Note 9, “Income Taxes,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Cash Flow

Cash used in operating activities was $42 million in the first three months of 2007 as compared to cash provided by operating activities of $39 million in the first three months of 2006. The net change in recoverable customer engineering and tooling and the net change in sold accounts receivable resulted in a decrease in operating cash flow between periods of $105 million and $77 million, respectively. These decreases were partially offset by the net change in working capital, which resulted in an increase in operating cash flow of $85 million, as well as the improvement in net income. Increases in accounts receivable and accounts payable used cash of $434 million and generated cash of $225 million, respectively, in the first three months of 2007, reflecting the timing of payments received from our customers and made to our suppliers.

Cash used in investing activities was $115 million in the first three months of 2007 as compared to $65 million in the first three months of 2006. This increase reflects cash used of $57 million related to the divestiture of our interior business, offset by a decline in capital expenditures of $63 million. In addition, in the first quarter of 2006, we received cash of $30 million related to the sales of our interests in two affiliates. Capital expenditures in 2007 are estimated at approximately $250 million.

Cash used in financing activities was $22 million in the first three months of 2007 and 2006. A decrease in cash used to pay dividends was largely offset by increased repayments of both short-term and long-term debt.

Capitalization

In addition to cash provided by operating activities, we utilize a combination of available credit facilities to fund our capital expenditures and working capital requirements. As of March 31, 2007 and April 1, 2006, our outstanding debt balance was $2.5 billion and $2.2 billion, respectively. For the three months ended March 31, 2007 and April 1, 2006, the weighted average long-term interest rate, including rates under our committed credit facility and the effect of hedging activities, was 7.6% and 6.7%, respectively.

In addition, we utilize uncommitted lines of credit as needed for our short-term working capital fluctuations. As of March 31, 2007 and April 1, 2006, our outstanding unsecured short-term debt balance was $12 million and $18 million, respectively. For the three months ended March 31, 2007 and April 1, 2006, the weighted average short-term interest rate, including the effect of hedging activities, was 4.5% and 4.8%, respectively. The availability of uncommitted lines of credit may be affected by our financial performance, credit ratings and other factors. See “— Off-Balance Sheet Arrangements” and “— Accounts Receivable Factoring.”

Primary Credit Facility

Our primary credit facility consists of an amended and restated credit and guarantee agreement, which provides for maximum revolving borrowing commitments of $1.7 billion and a term loan facility of $1.0 billion. The $1.7 billion revolving credit facility matures on March 23, 2010, and the $1.0 billion term loan facility matures on April 25, 2012. As of March 31, 2007 we had $997 million in borrowings outstanding under our primary credit facility, all of which were outstanding under the term loan facility. There were no revolving borrowings outstanding.

Our obligations under the primary credit facility are secured by a pledge of all or a portion of the capital stock of certain of our subsidiaries, including substantially all of our first-tier subsidiaries, and are partially secured by a security interest in our assets and the

LEAR CORPORATION

assets of certain of our domestic subsidiaries. In addition, our obligations under the primary credit facility are guaranteed, on a joint and several basis, by certain of our subsidiaries, which are primarily domestic subsidiaries and all of which are directly or indirectly 100% owned by the Company.

The primary credit facility contains certain affirmative and negative covenants, including (i) limitations on fundamental changes involving us or our subsidiaries, asset sales and restricted payments, (ii) a limitation on indebtedness with a maturity shorter than the term loan facility, (iii) a limitation on aggregate subsidiary indebtedness to an amount which is no more than 4% of consolidated total assets, (iv) a limitation on aggregate secured indebtedness to an amount which is no more than $100 million and (v) requirements that we maintain a leverage ratio of not more than 4.0 to 1, as of March 31, 2007, with decreases over time and an interest coverage ratio of not less than 2.50 to 1 with increases over time.

The leverage and interest coverage ratios, as well as the related components of their computation, are defined in the primary credit facility. The leverage ratio is calculated as the ratio of consolidated indebtedness to consolidated operating profit. For the purpose of the covenant calculation, (i) consolidated indebtedness is generally defined as reported debt, net of cash and excludes transactions related to our asset-backed securitization and factoring facilities and (ii) consolidated operating profit is generally defined as net income excluding income taxes, interest expense, depreciation and amortization expense, other income and expense, minority interests in income of subsidiaries in excess of net equity earnings in affiliates, certain restructuring and other non-recurring charges, extraordinary gains and losses and other specified non-cash items. Consolidated operating profit is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under the our primary credit facility. The interest coverage ratio is calculated as the ratio of consolidated operating profit to consolidated interest expense. For the purpose of the covenant calculation, consolidated interest expense is generally defined as interest expense plus any discounts or expenses related to our asset-backed securitization facility less amortization of deferred finance fees and interest income. As of March 31, 2007, we were in compliance with all covenants set forth in the primary credit facility. Our leverage and interest coverage ratios were 2.3 to 1 and 4.6 to 1, respectively.

Reconciliations of (i) consolidated indebtedness to reported debt, (ii) consolidated operating profit to income before provision for income taxes and (iii) consolidated interest expense to reported interest expense are shown below (in millions):

March 31, 2007

Consolidated indebtedness	$2,139.3
Cash and cash equivalents	330.4

Reported debt	$2,469.7

Three Months Ended March 31, 2007

Consolidated operating profit	$266.6
Depreciation and amortization	(74.5)
Consolidated interest expense	(45.3)
Costs related to divestiture of interior business	(33.8)
Other expense, net (excluding certain amounts related to asset-backed securitization facility)	(26.3)
Restructuring charges	(15.8)
Other excluded items	27.0
Other non-cash items	(15.6)

Income before provision for income taxes	$82.3

Consolidated interest expense	$45.3
Certain amounts related to asset-backed securitization facility	1.3
Amortization of deferred financing fees	2.3
Bank facility and other fees	2.6

Reported interest expense	$51.5

LEAR CORPORATION

The primary credit facility also contains customary events of default, including an event of default triggered by a change of control of Lear. For further information related to our primary credit facility described above, including the operating and financial covenants to which we are subject and related definitions, see Note 8, “Long-Term Debt,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Senior Notes

In addition to borrowings outstanding under our primary credit facility, as of March 31, 2007, we had $1.4 billion of senior notes outstanding, consisting primarily of $300 million aggregate principal amount of senior notes due 2013, $600 million aggregate principal amount of senior notes due 2016, $399 million aggregate principal amount of senior notes due 2014, $1 million accreted value of zero-coupon convertible senior notes due 2022, Euro 56 million (approximately $74 million based on the exchange rate in effect as of March 31, 2007) aggregate principal amount of senior notes due 2008 and $41million aggregate principal amount of senior notes due 2009.

All of our senior notes are guaranteed by the same subsidiaries that guarantee our prior primary credit facility. In the event that any such subsidiary ceases to be a guarantor under the primary credit facility, such subsidiary will be released as a guarantor of the senior notes. Our obligations under the senior notes are not secured by the pledge of the assets or capital stock of any of our subsidiaries.

Our senior notes contain covenants restricting our ability to incur liens and to enter into sale and leaseback transactions. As of March 31, 2007, we were in compliance with all covenants and other requirements set forth in our senior notes.

The senior notes due 2013 and 2016 (having an aggregate principal amount outstanding of $900 million as of March 31, 2007) provide holders of the notes the right to require us to repurchase all or any part of their notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a “change of control” (as defined in the indenture governing the notes). The transaction contemplated by the Merger Agreement with affiliates of American Real Estate Partners, L.P. would not constitute a change of control for these purposes. The indentures governing our other senior notes do not contain a change of control repurchase obligation.

Scheduled cash interest payments on our outstanding debt are $156 million in the last nine months of 2007.

For further information related to our senior notes described above, see Note 8, “Long-Term Debt,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Off-Balance Sheet Arrangements

Asset-Backed Securitization Facility

We have in place an asset-backed securitization facility (the “ABS facility”), which provides for maximum purchases of adjusted accounts receivable of $150 million. There were no accounts receivable sold under this facility in the first quarter of 2007. As of April 1, 2006, accounts receivable of $150 million were sold under this facility. The level of funding utilized under this facility is based on the credit ratings of our major customers, the level of aggregate accounts receivable in a specific month and our funding requirements. Should our major customers experience further reductions in their credit ratings, we may be unable or choose not to utilize the ABS facility in the future. Should this occur, we would utilize our primary credit facility to replace the funding currently provided by the ABS facility. In addition, the ABS facility providers can elect to discontinue the program in the event that our senior secured debt credit rating declines to below B- or B3 by Standard & Poor’s Ratings Services or Moody’s Investors Service, respectively.

Guarantees and Commitments

We guarantee certain of the debt of some of our unconsolidated affiliates. The percentages of debt guaranteed of these entities are based on our ownership percentages. As of March 31, 2007, the aggregate amount of debt guaranteed was approximately $21 million.

Under the agreement relating to the divestiture of our North American interior business, we have agreed to fund up to an additional $40 million to IAC North America, in the event that IAC North America does not meet certain financial targets in 2007. For further information regarding the divestiture, see the Purchase Agreement, LLC Agreement and related documents, which are incorporated by reference as exhibits to this Report.

Accounts Receivable Factoring

Certain of our European and Asian subsidiaries periodically factor their accounts receivable with financial institutions. Such receivables are factored without recourse to us and are excluded from accounts receivable in the condensed consolidated balance

LEAR CORPORATION

sheets. As of March 31, 2007 and December 31, 2006, the amount of factored receivables was $220 million and $256 million, respectively. We cannot provide any assurances that these factoring facilities will be available or utilized in the future.

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
downgrade

Adequacy of Liquidity Sources

We believe that cash flows from operations and availability under our available credit facilities will be sufficient to meet our liquidity needs, including capital expenditures and anticipated working capital requirements, for the foreseeable future. Our cash flows from operations, borrowing availability and overall liquidity are subject to risks and uncertainties. See “— Executive Overview” above, “— Forward-Looking Statements” below and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Our most significant foreign currency transactional exposures relate to the Mexican peso and the Hungarian forint, as well as the Euro and other European currencies. We have performed a quantitative analysis of our overall currency rate exposure as of March 31, 2007. The potential earnings benefit related to net transactional exposures from a hypothetical 10% strengthening of the U.S. dollar relative to all other currencies for a twelve-month period is approximately $4 million. There is no potential adverse earnings impact or earnings benefit related to net transactional exposures from a similar strengthening of the Euro relative to all other currencies for a twelve-month period.

As of March 31, 2007, foreign exchange contracts representing $820 million of notional amount were outstanding with maturities of less than twelve months. As of March 31, 2007, the fair market value of these contracts was approximately $11 million. A 10% change in the value of the U.S. dollar relative to all other currencies would result in a $23 million change in the aggregate fair market

LEAR CORPORATION

value of these contracts. A 10% change in the value of the Euro relative to all other currencies would result in a $28 million change in the aggregate fair market value of these contracts.

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

Interest Rates

We use a combination of fixed and variable rate debt and interest rate swap contracts to manage our exposure to interest rate movements. Our exposure to variable interest rates on outstanding variable rate debt instruments indexed to United States or European Monetary Union short-term money market rates is partially managed by the use of interest rate swap contracts to convert certain variable rate debt obligations to fixed rate, matching effective and maturity dates to specific debt instruments. We also utilize interest rate swap contracts to convert certain fixed rate debt obligations to variable rate, matching effective and maturity dates to specific debt instruments. All of our interest rate swap contracts are executed with banks that we believe are creditworthy and are denominated in currencies that match the underlying debt instrument. Net interest payments or receipts from interest rate swap contracts are included as adjustments to interest expense in our consolidated statements of income on an accrual basis.

We have performed a quantitative analysis of our overall interest rate exposure as of March 31, 2007. This analysis assumes an instantaneous 100 basis point parallel shift in interest rates at all points of the yield curve. The potential adverse earnings impact from this hypothetical increase for a twelve-month period is approximately $6 million.

As of March 31, 2007, interest rate swap contracts representing $800 million of notional amount were outstanding with maturity dates of August 2007 through September 2011. All of these contracts are designated as cash flow hedges and modify the variable rate characteristics of our variable rate debt instruments. The fair market value of all outstanding interest rate swap contracts is subject to changes in value due to changes in interest rates. As of March 31, 2007, the fair market value of these contracts was approximately negative $5 million. A 100 basis point parallel shift in interest rates would result in a $14 million change in the aggregate fair market value of these contracts.

Commodity Prices

We have commodity price risk with respect to purchases of certain raw materials, including steel, leather, resins, chemicals, copper and diesel fuel. In limited circumstances, we have used financial instruments to mitigate this risk. Although certain raw material, energy and commodity costs moderated in the first quarter of 2007, such costs remained high as compared to historical levels.

We have developed and implemented strategies to mitigate or partially offset the impact of higher raw material, energy and commodity costs, which include aggressive cost reduction actions, the utilization of our cost technology optimization process, the selective in-sourcing of components where we have available capacity, the continued consolidation of our supply base, longer-term purchase commitments and the acceleration of low-cost country sourcing and engineering. However, due to the magnitude and duration of the increased raw material, energy and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers, offset only a portion of the adverse impact. In addition, higher crude oil prices can indirectly impact our operating results by adversely affecting demand for certain of our key light truck platforms. We expect that high raw material, energy and commodity costs will continue to have an adverse impact on our operating results in the foreseeable future. See “— Forward-Looking Statements” and Item 1A, “Risk Factors – High raw material costs may continue to have a significant adverse impact on our profitability,” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Derivative instruments, utilized to mitigate a portion of this risk, include financially settled forward, swap and option contracts to reduce our exposure to fluctuations in commodity prices. All derivative instruments are currently designated as cash flow hedges. As of March 31, 2007 the fair market value of these commodity instruments was $1 million with maturity dates through December 2008. A 10% parallel worsening of the respective commodity curves would have a potential adverse earnings impact of $1 million.

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

On June 13, 2005, The Chamberlain Group (“Chamberlain”) filed a lawsuit against us and Ford Motor Company (“Ford”) in the Northern District of Illinois alleging patent infringement. Two counts were asserted against us and Ford based upon two Chamberlain rolling-code garage door opener system patents. Two additional counts were asserted against Ford only (not us) based upon different Chamberlain patents. The Chamberlain lawsuit was filed in connection with the marketing of our universal garage door opener system, which competes with a product offered by JCI. JCI obtained technology from Chamberlain to operate its product. In October 2005, JCI joined the lawsuit as a plaintiff along with Chamberlain. In October 2006, Ford was dismissed from the suit. JCI and Chamberlain have filed a motion for a preliminary injunction, and on March 30, 2007, the Court issued a decision granting plaintiffs’ motion for a preliminary injunction but did not enter an injunction at that time. In response, we filed a motion seeking to stay the effectiveness of any injunction that may be entered and General Motors Corporation (“GM”) moved to intervene. On April 25, 2007, the court granted GM’s motion to intervene, entered a preliminary injunction order that exempts our existing GM programs and denied our motion to stay the effectiveness of the preliminary injunction order pending appeal. On April 27, 2007, we filed our notice of appeal from the granting of the preliminary injunction and the denial of our motion to stay its effectiveness. No trial date has been set by the district court.

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

LEAR CORPORATION

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

In the first quarter of 2006, co-defendant UTC entered into a settlement agreement with the plaintiffs. During the third quarter of 2006, we and co-defendant Johnson Electric entered into a settlement memorandum with the plaintiffs’ counsel outlining the terms of a global settlement, including establishing the requisite percentage of executed settlement agreements and releases that were required to be obtained from the individual plaintiffs for a final settlement to proceed. Since November 2006, we have reached a final settlement with respect to approximately 85% of the plaintiffs involving aggregate payments of $875,000 and are in the process of attempting to resolve the remaining claims.

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

In April 2006, a former employee of ours filed a purported class action lawsuit in the U.S. District Court for the Eastern District of Michigan against us, members of our Board of Directors, members of our Employee Benefits Committee (the “EBC”) and certain members of our human resources personnel alleging violations of the Employment Retirement Income Security Act (“ERISA”) with respect to our retirement savings plans for salaried and hourly employees. In the second quarter of 2006, we were served with three additional purported class action ERISA lawsuits, each of which contained similar allegations against us, members of our Board of Directors, members of our EBC and certain members of our senior management and our human resources personnel. At the end of the second quarter of 2006, the court entered an order consolidating these four lawsuits as In re: Lear Corp. ERISA Litigation. During the third quarter of 2006, plaintiffs filed their consolidated complaint, which alleges breaches of fiduciary duties substantially similar to those alleged in the four individually filed lawsuits. The consolidated complaint continues to name certain current and former

LEAR CORPORATION

members of the Board of Directors and the EBC and certain members of senior management and adds certain other current and former members of the EBC. The consolidated complaint generally alleges that the defendants breached their fiduciary duties to plan participants in connection with the administration of our retirement savings plans for salaried and hourly employees. The fiduciary duty claims are largely based on allegations of breaches of the fiduciary duties of prudence and loyalty and of over-concentration of plan assets in our common stock. The plaintiffs purport to bring these claims on behalf of the plans and all persons who were participants in or beneficiaries of the plans from October 21, 2004, to the present and seek to recover losses allegedly suffered by the plans. The complaints do not specify the amount of damages sought. During the fourth quarter of 2006, the defendants filed a motion to dismiss all defendants and all counts in the consolidated complaint. The filings related to the motion to dismiss have been made, but the Court has not yet ruled on the motion. No determination has been made that a class action can be maintained, and there have been no decisions on the merits of the cases. We intend to vigorously defend the consolidated lawsuit.

On March 1, 2007, a purported class action ERISA lawsuit was filed on behalf of participants in our 401(k) plans. The lawsuit was filed in the United States District Court for the Eastern District of Michigan and alleges that we, members of our Board of Directors, and members of the Employee Benefits Committee (collectively, the “Lear Defendants”) breached their fiduciary duties to the participants in the 401(k) plans by approving the Agreement and Plan of Merger (the “Merger Agreement”) with AREP Car Holdings Corp. and AREP Car Acquisition Corp. (collectively the “AREP Entities”). On March 8, 2007, the plaintiff filed a motion for expedited discovery to support a potential motion for preliminary injunction to enjoin the Merger Agreement. The Lear Defendants filed an opposition to the motion for expedited discovery on March 22, 2007. Plaintiff filed a reply on April 11, 2007. On April 18, 2007, the Judge denied plaintiff’s motion for expedited discovery. On March 15, 2007, the plaintiff requested that the case be reassigned to the Judge overseeing In re: Lear Corp. ERISA Litigation (described above). The Lear Defendants have opposed the reassignment. On March 22, 2007, the Lear Defendants filed a motion to dismiss all counts of the complaint against the Lear Defendants. Plaintiff also filed a motion for preliminary injunction and expedited briefing schedule on April 10, 2007. The Lear Defendants’ opposition brief is due May 10, 2007. The Court has not set a hearing date on either of these motions.

Between February 9, 2007 and February 21, 2007, certain stockholders filed six purported class action lawsuits against us, certain members of our Board of Directors and American Real Estate Partners, L.P. and certain of its affiliates (collectively, “AREP”). Three of the lawsuits were filed in the Delaware Court of Chancery and have since been consolidated into a single action. Three of the lawsuits were filed in Michigan Circuit Court; those too have since been consolidated into a single action. The class action complaints, which are substantially similar, generally allege that the Merger Agreement unfairly limits the process of selling Lear and that certain members of our Board of Directors have breached their fiduciary duties in connection with the Merger Agreement and have acted with conflicts of interest in approving the Merger Agreement. The lawsuits seek to enjoin the merger, to invalidate the Merger Agreement and to enjoin the operation of certain provisions of the Merger Agreement, a declaration that certain members of our Board of Directors breached their fiduciary duties in approving the Merger Agreement and an award of unspecified damages or rescission in the event that the proposed merger with AREP is completed. On February 23, 2007, the plaintiffs in the consolidated Delaware action filed a consolidated amended complaint, a motion for expedited proceedings and a motion to preliminarily enjoin the transactions contemplated by the Merger Agreement. On March 27, 2007, the plaintiffs in the consolidated Delaware action filed a consolidated second amended complaint. On May 9, 2007, the court overseeing the consolidated Michigan action will hear our motion to dismiss that action. A hearing on the plaintiffs’ motion for preliminary injunction in the consolidated Delaware action is scheduled for June 6, 2007, and a trial is scheduled for the fourth quarter of 2007. We believe that the lawsuits are without merit and intend to defend against them vigorously.

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

Although we record reserves for legal, product warranty and environmental matters in accordance with SFAS No. 5, “Accounting for Contingencies,” the outcomes of these matters are inherently uncertain. Actual results may differ significantly from current estimates. See Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Significant Accounting Policies and Critical Accounting Estimates

Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside

LEAR CORPORATION

sources, as appropriate. However, they are subject to an inherent degree of uncertainty. As a result, actual results in these areas may differ significantly from our estimates. For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies and Critical Accounting Estimates,” and Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no significant changes in our significant accounting policies or critical accounting estimates during the first three months of 2007.

Recently Issued Accounting Pronouncements

Financial Instruments

The FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” This statement resolves issues related to the application of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to beneficial interests in securitized assets. The provisions of this statement are to be applied prospectively to all financial instruments acquired or issued during fiscal years beginning after September 15, 2006. The effects of adoption were not significant.

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

Pension and Other Postretirement Benefits

The FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” We adopted the funded status recognition provisions of SFAS No. 158 as of December 31, 2006.

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

Fair Value Option

The FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115.” This statement allows entities to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The provisions of this statement are effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We are currently evaluating the impact of this statement on our financial statements.

LEAR CORPORATION

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. The words “will,” “may,” “designed to,” “outlook,” “believes,” “should,” “anticipates,” “plans,” “expects,” “intends,” “estimates” and similar expressions identify these forward-looking statements. All statements contained or incorporated in this Report which address operating performance, events or developments that we expect or anticipate may occur in the future, including statements related to business opportunities, awarded sales contracts, sales backlog and on-going commercial arrangements or statements expressing views about future operating results, are forward-looking statements. Important factors, risks and uncertainties that may cause actual results to differ from those expressed in our forward-looking statements include, but are not limited to:

•	general economic conditions in the markets in which we operate, including changes in interest rates or currency exchange rates;

•	the financial condition of our customers or suppliers;

•	fluctuations in the production of vehicles for which we are a supplier;

•	disruptions in the relationships with our suppliers;

•	labor disputes involving us or our significant customers or suppliers or that otherwise affect us;

•	our ability to achieve cost reductions that offset or exceed customer-mandated selling price reductions;

•	the outcome of customer productivity negotiations;

•	the impact and timing of program launch costs;

•	the costs and timing of facility closures, business realignment or similar actions;

•	increases in our warranty or product liability costs;

•	risks associated with conducting business in foreign countries;

•	competitive conditions impacting our key customers and suppliers;

•	raw material costs and availability;

•	our ability to mitigate the significant impact of increases in raw material, energy and commodity costs;

•	the outcome of legal or regulatory proceedings to which we are or may become a party;

•	unanticipated changes in cash flow, including our ability to align our vendor payment terms with those of our customers;

•	the finalization of our restructuring strategy; and

•	other risks, described in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2006, and from time to time in our other SEC filings.

Finally, our proposed merger with AREP Car Acquisition Corp. is subject to various conditions, including the receipt of the requisite stockholder approval from our stockholders, antitrust approvals and other conditions to closing customary for transactions of this type. No assurances can be given that the proposed transaction will be consummated or, if not consummated that we will enter into a comparable or superior transaction with another party.

The forward-looking statements in this Report are made as of the date hereof, and we do not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after the date hereof.

ITEM 4 — CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

The Company has evaluated, under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer along with the Company’s Vice Chairman and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. However, based on that evaluation, the Company’s Chairman and Chief Executive Officer along with the Company’s Vice Chairman and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Report.

(b)	Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On June 13, 2005, The Chamberlain Group (“Chamberlain”) filed a lawsuit against us and Ford Motor Company (“Ford”) in the Northern District of Illinois alleging patent infringement. Two counts were asserted against us and Ford based upon two Chamberlain rolling-code garage door opener system patents. Two additional counts were asserted against Ford only (not us) based upon different Chamberlain patents. The Chamberlain lawsuit was filed in connection with the marketing of our universal garage door opener system, which competes with a product offered by JCI. JCI obtained technology from Chamberlain to operate its product. In October 2005, JCI joined the lawsuit as a plaintiff along with Chamberlain. In October 2006, Ford was dismissed from the suit. JCI and Chamberlain have filed a motion for a preliminary injunction, and on March 30, 2007, the Court issued a decision granting plaintiffs’ motion for a preliminary injunction but did not enter an injunction at that time. In response, we filed a motion seeking to stay the effectiveness of any injunction that may be entered and General Motors Corporation (“GM”) moved to intervene. On April 25, 2007, the court granted GM’s motion to intervene, entered a preliminary injunction order that exempts our existing GM programs and denied our motion to stay the effectiveness of the preliminary injunction order pending appeal. On April 27, 2007, we filed our notice of appeal from the granting of the preliminary injunction and the denial of our motion to stay its effectiveness. No trial date has been set by the district court.

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

LEAR CORPORATION

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

In the first quarter of 2006, co-defendant UTC entered into a settlement agreement with the plaintiffs. During the third quarter of 2006, we and co-defendant Johnson Electric entered into a settlement memorandum with the plaintiffs’ counsel outlining the terms of a global settlement, including establishing the requisite percentage of executed settlement agreements and releases that were required to be obtained from the individual plaintiffs for a final settlement to proceed. Since November 2006, we have reached a final settlement with respect to approximately 85% of the plaintiffs involving aggregate payments of $875,000 and are in the process of attempting to resolve the remaining claims.

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

LEAR CORPORATION

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

In April 2006, a former employee of ours filed a purported class action lawsuit in the U.S. District Court for the Eastern District of Michigan against us, members of our Board of Directors, members of our Employee Benefits Committee (the “EBC”) and certain members of our human resources personnel alleging violations of the Employment Retirement Income Security Act (“ERISA”) with respect to our retirement savings plans for salaried and hourly employees. In the second quarter of 2006, we were served with three additional purported class action ERISA lawsuits, each of which contained similar allegations against us, members of our Board of Directors, members of our EBC and certain members of our senior management and our human resources personnel. At the end of the second quarter of 2006, the court entered an order consolidating these four lawsuits as In re: Lear Corp. ERISA Litigation. During the third quarter of 2006, plaintiffs filed their consolidated complaint, which alleges breaches of fiduciary duties substantially similar to those alleged in the four individually filed lawsuits. The consolidated complaint continues to name certain current and former members of the Board of Directors and the EBC and certain members of senior management and adds certain other current and former members of the EBC. The consolidated complaint generally alleges that the defendants breached their fiduciary duties to plan participants in connection with the administration of our retirement savings plans for salaried and hourly employees. The fiduciary duty claims are largely based on allegations of breaches of the fiduciary duties of prudence and loyalty and of over-concentration of plan assets in our common stock. The plaintiffs purport to bring these claims on behalf of the plans and all persons who were participants in or beneficiaries of the plans from October 21, 2004, to the present and seek to recover losses allegedly suffered by the plans. The complaints do not specify the amount of damages sought. During the fourth quarter of 2006, the defendants filed a motion to dismiss all defendants and all counts in the consolidated complaint. The filings related to the motion to dismiss have been made, but the Court has not yet ruled on the motion. No determination has been made that a class action can be maintained, and there have been no decisions on the merits of the cases. We intend to vigorously defend the consolidated lawsuit.

On March 1, 2007, a purported class action ERISA lawsuit was filed on behalf of participants in our 401(k) plans. The lawsuit was filed in the United States District Court for the Eastern District of Michigan and alleges that we, members of our Board of Directors, and members of the Employee Benefits Committee (collectively, the “Lear Defendants”) breached their fiduciary duties to the participants in the 401(k) plans by approving the Agreement and Plan of Merger (the “Merger Agreement”) with AREP Car Holdings Corp. and AREP Car Acquisition Corp. (collectively the “AREP Entities”). On March 8, 2007, the plaintiff filed a motion for expedited discovery to support a potential motion for preliminary injunction to enjoin the Merger Agreement. The Lear Defendants filed an opposition to the motion for expedited discovery on March 22, 2007. Plaintiff filed a reply on April 11, 2007. On April 18, 2007, the Judge denied plaintiff’s motion for expedited discovery. On March 15, 2007, the plaintiff requested that the case be reassigned to the Judge overseeing In re: Lear Corp. ERISA Litigation (described above). The Lear Defendants have opposed the reassignment. On March 22, 2007, the Lear Defendants filed a motion to dismiss all counts of the complaint against the Lear Defendants. Plaintiff also filed a motion for preliminary injunction and expedited briefing schedule on April 10, 2007. The Lear Defendants’ opposition brief is due May 10, 2007. The Court has not set a hearing date on either of these motions.

Between February 9, 2007 and February 21, 2007, certain stockholders filed six purported class action lawsuits against us, certain members of our Board of Directors and American Real Estate Partners, L.P. and certain of its affiliates (collectively, “AREP”). Three of the lawsuits were filed in the Delaware Court of Chancery and have since been consolidated into a single action. Three of the lawsuits were filed in Michigan Circuit Court; those too have since been consolidated into a single action. The class action complaints, which are substantially similar, generally allege that the Merger Agreement unfairly limits the process of selling Lear and that certain members of our Board of Directors have breached their fiduciary duties in connection with the Merger Agreement and have acted with conflicts of interest in approving the Merger Agreement. The lawsuits seek to enjoin the merger, to invalidate the Merger Agreement and to enjoin the operation of certain provisions of the Merger Agreement, a declaration that certain members of our Board of Directors breached their fiduciary duties in approving the Merger Agreement and an award of unspecified damages or rescission in the event that the proposed merger with AREP is completed. On February 23, 2007, the plaintiffs in the consolidated

LEAR CORPORATION

Delaware action filed a consolidated amended complaint, a motion for expedited proceedings and a motion to preliminarily enjoin the transactions contemplated by the Merger Agreement. On March 27, 2007, the plaintiffs in the consolidated Delaware action filed a consolidated second amended complaint. On May 9, 2007, the court overseeing the consolidated Michigan action will hear our motion to dismiss that action. A hearing on the plaintiffs’ motion for preliminary injunction in the consolidated Delaware action is scheduled for June 6, 2007, and a trial is scheduled for the fourth quarter of 2007. We believe that the lawsuits are without merit and intend to defend against them vigorously.

Although we record reserves for legal, product warranty and environmental matters in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” the outcomes of these matters are inherently uncertain. Actual results may differ significantly from current estimates. See Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2006.

We are involved in certain other legal actions and claims arising in the ordinary course of business, including, without limitation, commercial disputes, intellectual property matters, personal injury claims, tax claims and employment matters. Although the outcome of any legal matter cannot be predicted with certainty, we do not believe that any of these other legal proceedings or matters in which we are currently involved, either individually or in the aggregate, will have a material adverse effect on our business, consolidated financial position, results of operations or cash flows. See Item 1A, “Risk Factors — We are involved from time to time in legal proceedings and commercial or contractual disputes, which could have an adverse impact on our profitability and consolidated financial position,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Matters,” in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 1A — RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 6 — EXHIBITS

The exhibits listed on the “Index to Exhibits” on page 51 are filed with this Form 10-Q or incorporated by reference as set forth below.

LEAR CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION

Dated: May 4, 2007	By:	/s/ Robert E. Rossiter

Robert E. Rossiter
Chairman and Chief Executive Officer

	By:	/s/ James H. Vandenberghe

James H. Vandenberghe
Vice Chairman and Chief Financial Officer

	By:	/s/ Matthew J. Simoncini

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

2.2

Voting Agreement, dated February 9, 2007, by and among Lear Corporation, Icahn Partners LP, Icahn Partners Master Fund LP, Koala Holding Limited Partnership and High River Limited Partnership (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K/A dated February 9, 2007).

2.3

Guaranty of Payment, dated February 9, 2007, by American Real Estate Partners, L.P. in favor of Lear Corporation (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K/A dated February 9, 2007).

2.4	*

Amendment No. 1 to Employment Agreement, dated February 9, 2007, between Lear Corporation and Douglas G. DelGrosso (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K/A dated February 9, 2007).

2.5	*

Amendment No. 1 to Employment Agreement, dated February 9, 2007, between Lear Corporation and Robert E. Rossiter (incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K/A dated February 9, 2007).

2.6	*

Amendment No. 1 to Employment Agreement, dated February 9, 2007, between Lear Corporation and James H. Vandenberghe (incorporated by reference to Exhibit 2.6 to the Company’s Current Report on Form 8-K/A dated February 9, 2007).

10.1	*

Form of Cash-Settled Performance Unit Award Agreement under the Lear Corporation Long-Term Stock Incentive Plan for the 2007-2009 performance period (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 8, 2007).

10.2

Limited Liability Company Agreement of International Automotive Components Group North America, LLC dated as of March 31, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 31, 2007).

10.3

Amendment No. 1 to the Asset Purchase Agreement dated as of March 31, 2007, by and among Lear Corporation, International Automotive Components Group North America, Inc., WL Ross & Co. LLC, Franklin Mutual Advisers, LLC and International Automotive Components Group North America, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 31, 2007).

10.4

Form of Amended and Restated Indemnity Agreement between the Company and each of its directors (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report for the year ended December 31, 2006).

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