Form 10-Q
period 2007-06-30
LEAR CORP
filed 2007-08-07
CIK 842162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007.

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
Yes ☐ No ☒

As of August 3, 2007, the number of shares outstanding of the registrant’s common stock was 77,085,257 shares.

LEAR CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2007

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

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 30, 2007	December 31, 2006

	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$565.2	$502.7
Accounts receivable	2,537.2	2,006.9
Inventories	564.7	581.5
Current assets of business held for sale	—	427.8
Other	321.0	371.4

Total current assets	3,988.1	3,890.3

LONG-TERM ASSETS:
Property, plant and equipment, net	1,370.6	1,471.7
Goodwill, net	2,011.9	1,996.7
Other	551.2	491.8

Total long-term assets	3,933.7	3,960.2

	$7,921.8	$7,850.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$9.9	$39.3
Accounts payable and drafts	2,623.2	2,317.4
Accrued liabilities	1,182.9	1,099.3
Current liabilities of business held for sale	—	405.7
Current portion of long-term debt	100.3	25.6

Total current liabilities	3,916.3	3,887.3

LONG-TERM LIABILITIES:
Long-term debt	2,352.4	2,434.5
Long-term liabilities of business held for sale	—	48.5
Other	819.5	878.2

Total long-term liabilities	3,171.9	3,361.2

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 150,000,000 shares authorized; 82,194,081 shares and 81,984,306 shares issued as of June 30, 2007 and December 31, 2006, respectively	0.8	0.7
Additional paid-in capital	1,363.8	1,338.1
Common stock held in treasury, 5,493,523 shares as of June 30, 2007 and 5,732,316 shares as of December 31, 2006, at cost	(201.4)	(210.2)
Retained deficit	(184.5)	(362.5)
Accumulated other comprehensive loss	(145.1)	(164.1)

Total stockholders’ equity	833.6	602.0

	$7,921.8	$7,850.5

The accompanying notes are an integral part of these condensed consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share data)

	Three Months Ended		Six Months Ended

	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Net sales	$4,155.3	$4,810.2	$8,561.4	$9,488.7

Cost of sales	3,817.7	4,526.1	7,912.9	8,985.4
Selling, general and administrative expenses	142.8	170.9	269.3	335.9
Goodwill impairment charge	—	2.9	—	2.9
Divestiture of Interior business	(0.7)	—	24.9	—
Interest expense	51.3	53.2	102.8	100.9
Other expense, net	0.3	25.6	25.3	17.3

Income before provision for income taxes and cumulative effect of a change in accounting principle	143.9	31.5	226.2	46.3
Provision for income taxes	20.3	37.9	52.7	37.7

Income (loss) before cumulative effect of a change in accounting principle	123.6	(6.4)	173.5	8.6
Cumulative effect of a change in accounting principle	—	—	—	2.9

Net income (loss)	$123.6	$(6.4)	$173.5	$11.5

Basic net income (loss) per share:
Income (loss) before cumulative effect of a change in accounting principle	$1.61	$(0.10)	$2.27	$0.13
Cumulative effect of a change in accounting principle	—	—	—	0.04

Basic net income (loss) per share	$1.61	$(0.10)	$2.27	$0.17

Diluted net income (loss) per share:
Income (loss) before cumulative effect of a change in accounting principle	$1.58	$(0.10)	$2.22	$0.13
Cumulative effect of a change in accounting principle	—	—	—	0.04

Diluted net income (loss) per share	$1.58	$(0.10)	$2.22	$0.17

           The accompanying notes are an integral part of these condensed consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six Months Ended

	June 30, 2007	July 1, 2006

Cash Flows from Operating Activities:
Net income	$173.5	$11.5
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	—	(2.9)
Divestiture of Interior business	24.9	—
Depreciation and amortization	150.2	201.3
Net change in recoverable customer engineering and tooling	22.3	104.0
Net change in working capital items	(113.2)	(216.0)
Net change in sold accounts receivable	7.3	20.0
Other, net	(17.5)	(3.7)

Net cash provided by operating activities	247.5	114.2

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(68.3)	(184.7)
Divestiture of Interior business	(55.9)	—
Change in restricted cash	—	(68.6)
Other, net	(30.1)	35.2

Net cash used in investing activities	(154.3)	(218.1)

Cash Flows from Financing Activities:
Primary credit facility borrowings (repayments), net	(3.0)	600.0
Repayment of senior notes	—	(447.6)
Other long-term debt repayments, net	(7.6)	(16.6)
Short-term debt repayments, net	(13.0)	(4.9)
Dividends paid	—	(16.8)
Proceeds from exercise of stock options	6.7	—
Decrease in drafts	(10.5)	(4.8)

Net cash provided by (used in) financing activities	(27.4)	109.3

Effect of foreign currency translation	(3.3)	37.6

Net Change in Cash and Cash Equivalents	62.5	43.0
Cash and Cash Equivalents as of Beginning of Period	502.7	207.6

Cash and Cash Equivalents as of End of Period	$565.2	$250.6

Changes in Working Capital Items:
Accounts receivable	$(577.2)	$(386.8)
Inventories	10.7	(1.6)
Accounts payable	339.4	36.2
Accrued liabilities and other	113.9	136.2

Net change in working capital items	$(113.2)	$(216.0)

Supplementary Disclosure:
Cash paid for interest	$105.2	$101.2

Cash paid for income taxes	$62.4	$59.2

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

Certain amounts in the prior period’s condensed consolidated financial statements have been reclassified to conform to the presentation used in the quarter ended June 30, 2007.

(2) Merger Agreement

On February 9, 2007, the Company entered into an Agreement and Plan of Merger, as amended (the “Merger Agreement”), with AREP Car Holdings Corp., a Delaware corporation (“AREP Car Holdings”), and AREP Car Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of AREP Car Holdings (“Merger Sub”). Under the terms of the Merger Agreement, Merger Sub would have merged with and into the Company, and as a result, the Company would have continued as the surviving corporation and a wholly owned subsidiary of AREP Car Holdings. AREP Car Holdings and Merger Sub are affiliates of Carl C. Icahn.

Pursuant to the Merger Agreement, as of the effective time of the merger, each issued and outstanding share of common stock of the Company, other than shares (i) owned by AREP Car Holdings, Merger Sub or any subsidiary of AREP Car Holdings and (ii) owned by any shareholders who are entitled to and who have properly exercised appraisal rights under Delaware law, would have been canceled and automatically converted into the right to receive $37.25 in cash, without interest.

On July 16, 2007, the Company held its 2007 Annual Meeting of Stockholders, at which the proposal to approve the Merger Agreement did not receive the affirmative vote of the holders of a majority of the outstanding shares of the Company’s common stock. As a result, the Merger Agreement terminated in accordance with its terms. Upon termination of the Merger Agreement, the Company was obligated to (1) pay AREP Car Holdings $12.5 million, (2) issue to AREP Car Holdings 335,570 shares of its common stock valued at approximately $12.5 million, based on the closing price of the Company’s common stock on July 16, 2007, and (3) increase from 24% to 27% the share ownership limitation under the limited waiver of Section 203 of the Delaware General Corporation Law granted by the Company to affiliates of and funds managed by Carl C. Icahn in October 2006 (collectively, the “Termination Consideration”). Any payment of the Termination Consideration to AREP Car Holdings shall be credited against the break-up fee that would otherwise be payable by the Company to AREP Car Holdings in the event that the Company enters into a definitive agreement with respect to an alternative acquisition proposal within twelve months after the termination of the Merger Agreement. Costs of approximately $25 million associated with the Termination Consideration will be recognized in selling, general and administrative expense in the third quarter of 2007. In addition, the Company incurred $11.7 million in costs related to the Merger Agreement in the first half of 2007.

For further information regarding the Merger Agreement, please refer to the Merger Agreement and certain related documents, which are incorporated by reference as exhibits to this Report.

(3) Divestiture of Interior Business

On March 31, 2007, the Company completed the transfer of substantially all of the assets of its North American interior business (as well as its interests in two China joint ventures) to International Automotive Components Group North America, Inc. (“IAC”) (the “IAC North America Transaction”). The IAC North America Transaction was completed pursuant to the terms of an Asset Purchase Agreement (the “Purchase Agreement”) dated as of November 30, 2006, by and among the Company, IAC, WL Ross & Co. LLC (“WL Ross”), Franklin Mutual Advisers, LLC (“Franklin”) and International Automotive Components Group North America, LLC (“IACNA”), as amended by Amendment No. 1 to the Purchase Agreement dated as of March 31, 2007. The legal transfer of certain assets included in the IAC North America Transaction is subject to the satisfaction of certain post-closing conditions. In connection with the IAC North America Transaction, IAC assumed the ordinary course liabilities of the Company’s North American interior

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

business, and the Company retained certain pre-closing liabilities, including pension and postretirement healthcare liabilities incurred through the closing date of the transaction.

Also on March 31, 2007, a wholly owned subsidiary of the Company and certain affiliates of WL Ross and Franklin, entered into the Limited Liability Company Agreement (the “LLC Agreement”) of IACNA. Pursuant to the terms of the LLC Agreement, a wholly owned subsidiary of the Company contributed approximately $27.4 million in cash to IACNA in exchange for a 25% equity interest in IACNA and warrants for an additional 7% of the current outstanding common equity of IACNA. Certain affiliates of WL Ross and Franklin made aggregate capital contributions of approximately $81.2 million to IACNA in exchange for the remaining equity and extended a $50 million term loan to IAC. The Company has agreed to fund up to an additional $40 million, and WL Ross and Franklin have agreed to fund up to an additional $45 million, in the event that IAC does not meet certain financial targets in 2007.

The Company recorded a loss on divestiture of Interior business of $627.6 million, of which $20.7 million was recognized in the first six months of 2007 and $606.9 million was recognized in the fourth quarter of 2006. The Company also recognized additional costs related to the IAC North America Transaction of $10.0 million, of which $7.5 million are recorded in cost of sales and $2.5 million are recorded in selling, general and administrative expenses in the consolidated statement of operations for the six months ended June 30, 2007. Approximately $22.5 million of the 2007 charges represent cash costs. A summary of the major classes of the assets and liabilities of the Company’s North American interior business that are classified as held for sale in the Company’s condensed consolidated balance sheet as of December 31, 2006, is shown below (in millions):

December 31, 2006

Cash and cash equivalents	$19.2
Accounts receivable	284.5
Inventories	69.2
Other current assets	54.9

Current assets of business held for sale	$427.8

Accounts payable and drafts	$323.7
Accrued liabilities	79.8
Current portion of long-term debt	2.2

Current liabilities of business held for sale	405.7

Long-term debt	19.6
Other long-term liabilities	28.9

Long-term liabilities of business held for sale	48.5

Total liabilities of business held for sale	$454.2

The Company did not account for the divestiture of its North American interior business as a discontinued operation due to its continuing involvement with IACNA. The Company’s investment in IACNA is accounted for under the equity method of accounting.

The closing of the IAC North America Transaction substantially completed the disposition of the Company’s interior business. On October 16, 2006, the Company completed the contribution of substantially all of its European interior business to International Automotive Components Group, LLC (“IAC Europe”), a separate joint venture with affiliates of WL Ross and Franklin, in exchange for a one-third equity interest in IAC Europe. In connection with this transaction, the Company recorded a loss on divestiture of Interior business of $32.9 million, of which $3.8 million was recognized in the first six months of 2007 and $29.1 million was recognized in 2006.

(4) Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” using the modified prospective transition method and recognized income of $2.9 million as a cumulative effect of a change in accounting principle related to a change in accounting for forfeitures. There was no income tax effect resulting from this adoption. SFAS No. 123(R) requires the estimation of expected forfeitures at the grant date and the recognition of compensation cost only for those awards expected to vest. Previously, the Company accounted for forfeitures as they occurred. In the first half of 2007 and 2006, there were no outstanding unvested awards for which no compensation cost was recognized as the

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for all employee awards granted after January 1, 2003.

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

The Company currently expects to incur pretax costs of approximately $300 million in connection with the restructuring actions through 2007, although all aspects of the restructuring actions have not been finalized. Such costs include employee termination benefits, asset impairment charges and contract termination costs, as well as other incremental costs resulting from the restructuring actions. These incremental costs principally include equipment and personnel relocation costs. The Company also expects to incur incremental manufacturing inefficiency costs at the operating locations impacted by the restructuring actions during the related restructuring implementation period. Restructuring costs are recognized in the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States. Generally, charges are recorded as elements of the restructuring strategy are finalized. Actual costs recorded in the Company’s consolidated financial statements may vary from current estimates.

In connection with the Company’s restructuring actions, the Company recorded charges of $45.9 million in the first six months of 2007, including $38.0 million recorded as cost of sales and $7.9 million recorded as selling, general and administrative expenses. The 2007 charges consist of employee termination benefits of $42.5 million, asset impairment charges of $6.8 million, net contract termination costs of $(7.3) million and other costs of $3.9 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations. Asset impairment charges relate to the disposal of machinery and equipment with carrying values of $6.8 million in excess of related estimated fair values. Contract termination costs include lease cancellation costs, the repayment of various government-sponsored grants and a net pension and other postretirement benefit plan curtailment gain of $12.2 million.

A summary of 2007 restructuring charges, excluding the net pension and other postretirement benefit plan curtailment gain of $12.2 million, is shown below (in millions):

	Accrual as of December 31, 2006		2007 Utilization
		2007 Charges			Accrual as of June 30, 2007
			Cash	Non-cash

Employee termination benefits	$36.4	$42.5	$(56.2)	$—	$22.7
Asset impairments	—	6.8	—	(6.8)	—
Contract termination costs	3.4	4.9	(2.0)	—	6.3
Other related costs	—	3.9	(3.9)	—	—

Total	$39.8	$58.1	$(62.1)	$(6.8)	$29.0

(6) Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. A summary of inventories is shown below (in millions):

	June 30, 2007	December 31, 2006

Raw materials	$436.3	$439.9
Work-in-process	34.6	35.6
Finished goods	93.8	106.0

Inventories	$564.7	$581.5

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(7) Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciable property is depreciated over the estimated useful lives of the assets, principally using the straight-line method. A summary of property, plant and equipment is shown below (in millions):

	June 30, 2007	December 31, 2006

Land	$132.5	$133.5
Buildings and improvements	594.0	559.1
Machinery and equipment	1,938.5	2,081.3
Construction in progress	5.1	12.0

Total property, plant and equipment	2,670.1	2,785.9
Less – accumulated depreciation	(1,299.5)	(1,314.2)

Net property, plant and equipment	$1,370.6	$1,471.7

Depreciation expense was $74.5 million and $102.3 million in the three months ended June 30, 2007 and July 1, 2006, respectively, and $147.7 million and $198.9 million in the six months ended June 30, 2007 and July 1, 2006, respectively.

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

In the first six months of 2007 and 2006, the Company recorded impairment charges of $6.8 million and $2.7 million, respectively, related to certain facility consolidations (Note 5, “Restructuring”).

(8) Goodwill

A summary of the changes in the carrying amount of goodwill, by reportable operating segment, for the six months ended June 30, 2007, is shown below (in millions):

	Seating	Electrical and Electronic	Total

Balance as of January 1, 2007	$1,060.7	$936.0	$1,996.7
Foreign currency translation and other	11.1	4.1	15.2

Balance as of June 30, 2007	$1,071.8	$940.1	$2,011.9

During the second quarter of 2006, the Company recorded a purchase price adjustment as a result of an indemnification related to the Company’s acquisition of UT Automotive, Inc. (“UT Automotive”) from United Technologies Corporation (“UTC”) in May 1999. The purchase price adjustment resulted in an increase in goodwill of $18.9 million, which was allocated to the Company’s electrical and electronic and interior segments. As a result of the significant decline in the fair value of the interior segment, a goodwill impairment charge of $2.9 million related to the purchase price adjustment allocated to the interior segment was recorded and is included in condensed consolidated statements of operations for the three and six months ended July 1, 2006.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(9) Long-Term Debt

A summary of long-term debt and the related weighted average interest rates, including the effect of hedging activities described in Note 19, “Financial Instruments,” is shown below (in millions):

	June 30, 2007		December 31, 2006

	Long-Term Debt	Weighted Average Interest Rate	Long-Term Debt	Weighted Average Interest Rate

Primary Credit Facility	$994.0	7.46%	$997.0	7.49%
8.50% Senior Notes, due 2013	300.0	8.50%	300.0	8.50%
8.75% Senior Notes, due 2016	600.0	8.75%	600.0	8.75%
5.75% Senior Notes, due 2014	399.4	5.635%	399.3	5.635%
8.125% Euro-denominated Senior Notes, due 2008	74.8	8.125%	73.3	8.125%
8.11% Senior Notes, due 2009	41.4	8.11%	41.4	8.11%
Zero-coupon Convertible Senior Notes, due 2022	0.7	4.75%	3.6	4.75%
Other	42.4	7.32%	45.5	7.06%

	2,452.7		2,460.1
Current portion	(100.3)		(25.6)

Long-term debt	$2,352.4		$2,434.5

Primary Credit Facility

The Company’s primary credit facility consists of an amended and restated credit and guarantee agreement, which provides for maximum revolving borrowing commitments of $1.7 billion and a term loan facility of $1.0 billion. As of June 30, 2007 and December 31, 2006, the Company had $994.0 million and $997.0 million, respectively, in borrowings outstanding under the primary credit facility, all of which were outstanding under the term loan facility. There were no revolving borrowings outstanding.

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

The primary credit facility contains certain affirmative and negative covenants, including (i) limitations on fundamental changes involving the Company or its subsidiaries, asset sales and restricted payments, (ii) a limitation on indebtedness with a maturity shorter than the term loan facility, (iii) a limitation on aggregate subsidiary indebtedness to an amount which is no more than 4% of consolidated total assets, (iv) a limitation on aggregate secured indebtedness to an amount which is no more than $100 million and (v) requirements that the Company maintain a leverage ratio of not more than 3.75 to 1, as of June 30, 2007, with decreases over time and an interest coverage ratio of not less than 2.50 to 1 with increases over time.

The leverage and interest coverage ratios, as well as the related components of their computation, are defined in the primary credit facility.  The leverage ratio is calculated as the ratio of consolidated indebtedness to consolidated operating profit. For the purpose of the covenant calculation, (i) consolidated indebtedness is generally defined as reported debt, net of cash and excludes transactions related to the Company’s asset-backed securitization and factoring facilities and (ii) consolidated operating profit is generally defined as net income excluding income taxes, interest expense, depreciation and amortization expense, other income and expense, minority interests in income of subsidiaries in excess of net equity earnings in affiliates, certain restructuring and other non-recurring charges, extraordinary gains and losses and other specified non-cash items. Consolidated operating profit is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under the Company’s primary credit facility. The interest coverage ratio is calculated as the ratio of consolidated operating profit to consolidated interest expense. For the purpose of the covenant calculation, consolidated interest expense is generally defined as interest expense plus any discounts or expenses related to the Company’s asset-backed securitization facility less amortization of deferred finance fees and interest income. As of June 30, 2007, the Company was in compliance with all covenants set forth in the primary credit facility. The Company’s leverage and interest coverage ratios were 1.9 to 1 and 5.0 to 1, respectively.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Reconciliations of (i) consolidated indebtedness to reported debt, (ii) consolidated operating profit to income before provision for income taxes and cumulative effect of a change in accounting principle and (iii) consolidated interest expense to reported interest expense are shown below (in millions):

June 30, 2007

Consolidated indebtedness	$1,897.4
Cash and cash equivalents	565.2

Reported debt	$2,462.6

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007

Consolidated operating profit	$320.7	$587.3
Depreciation and amortization	(75.7)	(150.2)
Consolidated interest expense	(46.6)	(91.9)
Costs related to divestiture of Interior business	(1.1)	(34.9)
Other expense, net (excluding certain amounts related to asset-backed securitization facility)	(0.1)	(26.4)
Restructuring charges	(34.8)	(50.6)
Other excluded items	(2.4)	24.6
Other non-cash items	(16.1)	(31.7)

Income before provision for income taxes and cumulative effect of a change in accounting principle	$143.9	$226.2

Consolidated interest expense	$46.6	$91.9
Certain amounts related to asset-backed securitization facility	(0.2)	1.1
Amortization of deferred financing fees	2.3	4.6
Bank facility and other fees	2.6	5.2

Reported interest expense	$51.3	$102.8

The primary credit facility also contains customary events of default, including an event of default triggered by a change of control of the Company. The senior notes due 2013 and 2016 (having an aggregate principal amount outstanding of $900 million as of June 30, 2007) provide holders of the notes the right to require the Company to repurchase all or any part of their notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a “change of control” (as defined in the indenture governing the notes). The indentures governing the Company’s other senior notes do not contain a change of control repurchase obligation.

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

The Company’s senior notes also contain covenants restricting the ability of the Company and its subsidiaries to incur liens and to enter into sale and leaseback transactions. As of June 30, 2007, the Company was in compliance with all covenants and other requirements set forth in its senior notes.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(10) Pension and Other Postretirement Benefit Plans

Net Periodic Benefit Cost

The components of the Company’s net periodic benefit cost are shown below (in millions):

	Pension		Other Postretirement

	Three Months Ended		Three Months Ended

	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Service cost	$5.7	$12.3	$2.6	$3.4
Interest cost	7.4	10.6	3.7	3.8
Expected return on plan assets	(7.5)	(9.6)	—	—
Amortization of actuarial loss	0.7	1.8	1.2	1.5
Amortization of transition (asset) obligation	(0.1)	—	0.3	0.3
Amortization of prior service cost (credit)	1.1	1.3	(0.9)	(0.9)
Special termination benefits	0.9	—	0.1	—
Curtailment loss	0.8	—	0.2	—

Net periodic benefit cost	$9.0	$16.4	$7.2	$8.1

	Pension		Other Postretirement

	Six Months Ended		Six Months Ended

	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Service cost	$13.8	$24.9	$5.5	$6.6
Interest cost	17.8	21.4	7.4	7.5
Expected return on plan assets	(17.7)	(19.3)	—	—
Amortization of actuarial loss	1.5	3.6	2.3	2.9
Amortization of transition (asset) obligation	(0.1)	—	0.5	0.5
Amortization of prior service cost (credit)	2.2	2.6	(1.8)	(1.8)
Special termination benefits	4.8	0.1	0.9	0.1
Curtailment gain	(32.7)	—	(13.2)	—

Net periodic benefit cost	$(10.4)	$33.3	$1.6	$15.8

In the first quarter of 2007, the Company recorded a pension plan curtailment gain of $36.4 million and an other postretirement benefit plan curtailment gain of $14.7 million. The pension plan curtailment gain resulted from the suspension of the accrual of defined benefits related to the Company’s U.S. salaried defined benefit pension plan as the Company elected to freeze its U.S. salaried defined benefit plan effective December 31, 2006. The other postretirement benefit plan curtailment gain resulted from employee terminations associated with a facility closure in 2006. As both curtailment gains were incurred subsequent to the Company’s defined benefit plan measurement date of September 30, 2006, they were recorded in the first quarter of 2007. In the six months ended June 30, 2007, the Company recognized additional net pension and other postretirement benefit costs of $8.4 million and $1.6 million, respectively, related to other restructuring actions and the divestiture of the Company’s North American interior business.

Contributions

Employer contributions to the Company’s domestic and foreign pension plans for the three and six months ended June 30, 2007, were approximately $13.5 million and $23.0 million, in aggregate, respectively. The Company expects to contribute a minimum of an additional $35 million to $40 million, in aggregate, to its domestic and foreign pension plans in 2007.

In conjunction with the freeze of its U.S. salaried defined benefit pension plan described above, the Company established a defined contribution retirement plan for its salaried employees effective January 1, 2007. Contributions to this plan are determined as a percentage of each covered employee’s salary and are expected to be approximately $17 million in 2007. No contributions were made to this plan during the first half of 2007.

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

(12) Other Expense, Net

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

	Three Months Ended		Six Months Ended

	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Other expense	$19.9	$28.6	$43.6	$47.0
Other income	(19.6)	(3.0)	(18.3)	(29.7)

Other expense, net	$0.3	$25.6	$25.3	$17.3

For the three and six months ended June 30, 2007, other income includes equity in net income of affiliates of $13.4 million and $14.7 million, respectively. For the six months ended June 30, 2007, other expense includes a loss of $3.9 million related to the acquisition of the minority interest in an affiliate. For the three and six months ended July 1, 2006, other income includes gains of $1.0 million and $26.9 million, respectively, related to the sales of the Company’s interests in two affiliates.

(13) Provision for Income Taxes

The provision for income taxes was $20.3 million and $37.9 million in the three months ended June 30, 2007 and July 1, 2006, respectively, and $52.7 million and $37.7 million in the six months ended June 30, 2007 and July 1, 2006, respectively. The effective tax rate was 14.1% and 120.3% for the three months ended June 30, 2007 and July 1, 2006, respectively, and 23.3% and 81.4% for the six months ended June 30, 2007 and July 1, 2006. The provision for income taxes in the first six months of 2007 was impacted by costs of $34.9 million related to the divestiture of the Company’s interior business, a significant portion of which provided no tax benefit as it was incurred in the United States. The provision was also impacted by a portion of the Company’s restructuring charges and costs related to the Merger Agreement, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. This was offset by the impact of the U.S. salaried pension plan curtailment gain of $36.4 million, for which no tax expense was provided as it was incurred in the United States, and the impact of a one-time tax benefit of $12.5 million related to a reversal of a valuation allowance in a European subsidiary. Excluding these items, the effective tax rate in the first six months of 2007 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, foreign valuation allowances, the U.S. valuation allowance, tax credits, income tax incentives and other permanent items. Further, the Company’s current and future provision for income taxes is significantly impacted by the recognition of valuation allowances in certain countries, particularly the United States. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. The Company’s future income tax expense will include no tax benefit with respect to U.S. losses and no tax expense with respect to U.S. income until the allowance is eliminated. Accordingly, income taxes are impacted by the U.S. valuation allowance and the mix of earnings among jurisdictions. The provision for income taxes in the first six months of 2006 includes a one-time tax benefit of $5.4 million resulting from a tax audit resolution, court rulings in certain jurisdictions, the merger of two foreign entities and changes in tax laws in certain jurisdictions. The provision was also impacted by gains on the sales of the Company’s interest in two affiliates, for which no tax expense was recognized, and a portion of the Company’s restructuring and impairment charges, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries.

On January 1, 2007, the Company adopted the provisions of Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes by establishing minimum standards for the recognition and measurement of tax positions taken or expected to be taken in a tax return. Under the requirements of FIN 48, the Company must review all of its tax positions and make a determination as to whether its

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

position is more-likely-than-not to be sustained upon examination by regulatory authorities. If a tax position meets the more-likely-than-not standard, then the related tax benefit is measured based on a cumulative probability analysis of the amount that is more-likely-than-not to be realized upon ultimate settlement or disposition of the underlying issue.

The Company recognized the cumulative impact of adopting FIN 48 as a $4.5 million decrease to its liability for unrecognized tax benefits with a corresponding decrease to the Company’s retained deficit balance as of January 1, 2007. As of January 1, 2007, the Company’s gross unrecognized tax benefits were $148.6 million (including interest and penalties), of which $114.9 million, if recognized, would affect the Company’s effective tax rate. The gross unrecognized tax benefits differ from the amount that would affect the Company’s effective tax rate due primarily to the impact of the valuation allowance.

The Company continues to recognize both interest and penalties with respect to unrecognized tax benefits as income tax expense. As of January 1, 2007, the Company had recorded reserves for the payment of interest and penalties in the amount of $28.6 million. During the three and six months ended June 30, 2007, the Company recognized an increase in liability for gross interest and penalties of approximately $3.3 million and $7.7 million, respectively.

The Company operates in multiple jurisdictions throughout the world, and its tax returns are periodically audited or subject to review by both domestic and foreign tax authorities. It is reasonably possible that as a result of audit settlements, the conclusion of current examinations or the expiration of the statute of limitations in several jurisdictions, the Company’s unrecognized tax benefits may significantly change during the next twelve months. However, as a result of tax audits that are currently in process, at this time, it is not possible to estimate the impact of the amount of such change, if any, on the total amount of unrecognized tax benefits. It is not anticipated that any such change would have a material impact on our results of operations, financial position or cash flows.

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

(14) Net Income (Loss) Per Share

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

	Three Months Ended		Six Months Ended

	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Weighted average common shares outstanding	76,681,355	67,336,528	76,546,667	67,276,760
Dilutive effect of common stock equivalents	1,489,202	—	1,544,737	729,682

Diluted shares outstanding	78,170,557	67,336,528	78,091,404	68,006,442

The effect of certain common stock equivalents, including options, restricted stock units, performance units and stock appreciation rights, were excluded from the computation of diluted shares outstanding for the three and six months ended June 30, 2007 and July 1, 2006, as inclusion would have resulted in antidilution. A summary of these options and their exercise prices, as well as these restricted stock units, performance units and stock appreciation rights, is shown below:

	Three Months Ended		Six Months Ended

	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Options
Antidilutive options	1,691,705	2,886,405	1,691,705	2,680,130
Exercise price	$ 37.00 – $55.33	$ 22.12 – $55.33	$ 37.00 – $55.33	$ 27.25 – $55.33
Restricted stock units	—	2,065,355	—	536,630
Performance units	—	216,448	—	46,348
Stock appreciation rights	642,285	1,124,044	642,285	1,124,044

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(15) Comprehensive Income

Comprehensive income is defined as all changes in a Company’s net assets except changes resulting from transactions with stockholders. It differs from net income (loss) in that certain items currently recorded in equity are included in comprehensive income. A summary of comprehensive income is shown below (in millions):

	Three Months Ended		Six Months Ended

	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Net income (loss)	$123.6	$(6.4)	$173.5	$11.5
Other comprehensive income:
Derivative instruments and hedging activities	7.2	(5.9)	2.2	(11.7)
Defined benefit plan adjustments	5.4	—	5.4	—
Foreign currency translation adjustment	(2.2)	43.3	11.4	58.9

Other comprehensive income	10.4	37.4	19.0	47.2

Comprehensive income	$134.0	$31.0	$192.5	$58.7

(16) Pre-Production Costs Related to Long-Term Supply Agreements

The Company incurs pre-production engineering, research and development (“ER&D”) and tooling costs related to the products produced for its customers under long-term supply agreements. The Company expenses all pre-production ER&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, the Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which the customer has not provided a non-cancelable right to use the tooling. During the first six months of 2007 and 2006, the Company capitalized $43.4 million and $59.8 million, respectively, of pre-production ER&D costs for which reimbursement is contractually guaranteed by the customer. In addition, during the first six months of 2007 and 2006, the Company capitalized $80.8 million and $280.2 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the condensed consolidated balance sheets. During the six months ended June 30, 2007 and July 1, 2006, the Company collected $147.2 million and $408.3 million, respectively, of cash related to ER&D and tooling costs.

During the first six months of 2007, the Company did not capitalize any Company-owned tooling. During the first six months of 2006, the Company capitalized $7.0 million of Company-owned tooling. These amounts are included in property, plant and equipment, net in the condensed consolidated balance sheets.

The classification of recoverable customer engineering and tooling is shown below (in millions):

	June 30, 2007	December 31, 2006

Current	$64.8	$87.7
Long-term	115.6	116.2

Recoverable customer engineering and tooling	$180.4	$203.9

Gains and losses related to ER&D and tooling projects are reviewed on an aggregated program basis. Net gains on projects are deferred and recognized over the life of the long-term supply agreement. Net losses on projects are recognized as costs are incurred.

(17) Legal and Other Contingencies

As of June 30, 2007 and December 31, 2006, the Company had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $33.2 million and $18.0 million, respectively. Such reserves reflect amounts recognized in accordance with accounting principles generally accepted in the United States and typically exclude the cost of legal representation. Product warranty liabilities are recorded separately from legal liabilities, as described below.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Commercial Disputes

The Company is involved from time to time in legal proceedings and claims, including, without limitation, commercial or contractual disputes with its suppliers, competitors and customers. These disputes vary in nature and are usually resolved by negotiations between the parties.

On January 26, 2004, the Company filed a patent infringement lawsuit against Johnson Controls Inc. and Johnson Controls Interiors LLC (together, “JCI”) in the U.S. District Court for the Eastern District of Michigan alleging that JCI’s garage door opener products infringed certain of the Company’s radio frequency transmitter patents. JCI counterclaimed seeking a declaratory judgment that the subject patents are invalid and unenforceable, and that JCI is not infringing these patents. JCI also has filed motions for summary judgment asserting that its garage door opener products do not infringe the Company’s patents and that one of the Company’s patents is invalid and unenforceable. The Company is pursuing its claims against JCI. A trial date has not been scheduled.

After the Company filed its patent infringement action against JCI, affiliates of JCI sued one of the Company’s vendors and certain of the vendor’s employees in Ottawa County, Michigan Circuit Court on July 8, 2004, alleging misappropriation of trade secrets and disclosure of confidential information. The suit alleges that the defendants misappropriated and shared with the Company trade secrets involving JCI’s universal garage door opener product. JCI seeks to enjoin the defendants from selling or attempting to sell a competing product, as well as compensatory damages and attorney fees. The Company is not a defendant in this lawsuit; however, the agreements between the Company and the defendants contain customary indemnification provisions. The Company does not believe that its garage door opener product benefited from any allegedly misappropriated trade secrets or technology. However, JCI has sought discovery of certain information which the Company believes is confidential and proprietary, and the Company has intervened in the case as a non-party for the limited purpose of protecting its rights with respect to JCI’s discovery efforts. The trial has been rescheduled to November 2007.

On June 13, 2005, The Chamberlain Group (“Chamberlain”) filed a lawsuit against the Company and Ford Motor Company (“Ford”) in the Northern District of Illinois alleging patent infringement. Two counts were asserted against the Company and Ford based upon two Chamberlain rolling-code garage door opener system patents. Two additional counts were asserted against Ford only (not the Company) based upon different Chamberlain patents. The Chamberlain lawsuit was filed in connection with the marketing of the Company’s universal garage door opener system, which competes with a product offered by JCI. JCI obtained technology from Chamberlain to operate its product. In October 2005, JCI joined the lawsuit as a plaintiff along with Chamberlain. In October 2006, Ford was dismissed from the suit. JCI and Chamberlain have filed a motion for a preliminary injunction, and on March 30, 2007, the Court issued a decision granting plaintiffs’ motion for a preliminary injunction but did not enter an injunction at that time. In response, the Company filed a motion seeking to stay the effectiveness of any injunction that may be entered and General Motors Corporation (“GM”) moved to intervene. On April 25, 2007, the court granted GM’s motion to intervene, entered a preliminary injunction order that exempts the Company’s existing GM programs and denied the Company’s motion to stay the effectiveness of the preliminary injunction order pending appeal. On April 27, 2007, the Company filed its notice of appeal from the granting of the preliminary injunction and the denial of its motion to stay its effectiveness. On May 7, 2007, the Company filed a motion for stay with the Federal Circuit Court of Appeals, which the court denied on June 6, 2007. The appeal is currently pending before the Federal Circuit Court of Appeals. No trial date has been set by the district court.

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

A summary of the changes in product warranty liabilities for the six months ended June 30, 2007 is shown below (in millions):

Balance as of January 1, 2007	$40.9
Expense	4.7
Income related to favorable settlements	(2.7)
Settlements	(10.4)
Foreign currency translation and other	(0.8)

Balance as of June 30, 2007	$31.7

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

As of June 30, 2007 and December 31, 2006, the Company had recorded reserves for environmental matters of $2.8 million and $3.2 million, respectively. While the Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse effect on its business, consolidated financial position, results of operations or cash flows, no assurances can be given in this regard.

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

were required to be obtained from the individual plaintiffs for a final settlement to proceed. Since November 2006, the Company has reached a final settlement with respect to approximately 85% of the plaintiffs involving aggregate payments of $875,000 and is in the process of attempting to resolve the remaining claims.

UTC, the former owner of UT Automotive, and Johnson Electric have each sought indemnification for losses associated with the Mississippi claims from the Company under the respective acquisition agreements, and the Company has claimed indemnification from them under the same agreements. In the first quarter of 2006, UTC filed a lawsuit against the Company in the State of Connecticut Superior Court, District of Hartford, seeking declaratory relief and indemnification from the Company for the settlement amount, attorney fees, costs and expenses UTC paid in settling and defending the Columbus, Mississippi lawsuits. In the second quarter of 2006, the Company filed a motion to dismiss this matter and filed a separate action against UTC and Johnson Electric in the State of Michigan, Circuit Court for the County of Oakland, seeking declaratory relief and indemnification from UTC or Johnson Electric for the settlement amount, attorney fees, costs and expenses the Company has paid, or will pay, in settling and defending the Columbus, Mississippi lawsuits. During the fourth quarter of 2006, UTC agreed to dismiss the lawsuit filed in the State of Connecticut Superior Court, District of Hartford and agreed to proceed with the lawsuit filed in the State of Michigan, Circuit Court for the County of Oakland. During the first quarter of 2007, Johnson Electric and UTC each filed counter-claims against the Company seeking declaratory relief and indemnification from the Company for the settlement amount, attorney fees, costs and expenses each has paid or will pay in settling and defending the Columbus, Mississippi lawsuits. All three of the parties to this action have filed motions for summary judgment. On June 14, 2007, UTC’s motion for summary disposition was granted holding that the Company is obligated to indemnify UTC with respect to the Mississippi lawsuits. Judgment for UTC was entered on July 18, 2007, in the amount of $2.8 million plus interest. The full amount of the judgment has been recorded in the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2007. The Company and Johnson Electric’s motions for summary disposition remain pending and discovery is ongoing. A trial date has been scheduled in November 2007. The Company intends to vigorously pursue its claims against UTC and Johnson Electric and believes that it is entitled to indemnification from either UTC or Johnson Electric for its losses. However, the ultimate outcome of these matters is unknown.

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

In April 2006, a former employee of the Company filed a purported class action lawsuit in the U.S. District Court for the Eastern District of Michigan against the Company, members of its Board of Directors, members of its Employee Benefits Committee (the “EBC”) and certain members of its human resources personnel alleging violations of the Employment Retirement Income Security Act (“ERISA”) with respect to the Company’s retirement savings plans for salaried and hourly employees. In the second quarter of 2006, the Company was served with three additional purported class action ERISA lawsuits, each of which contained similar allegations against the Company, members of its Board of Directors, members of its EBC and certain members of its senior management and its human resources personnel. At the end of the second quarter of 2006, the court entered an order consolidating these four lawsuits as In re: Lear Corp. ERISA Litigation. During the third quarter of 2006, plaintiffs filed their consolidated complaint, which alleges breaches of fiduciary duties substantially similar to those alleged in the four individually filed lawsuits. The consolidated complaint continues to name certain current and former members of the Board of Directors and the EBC and certain members of senior management and adds certain other current and former members of the EBC. The consolidated complaint generally alleges that the defendants breached their fiduciary duties to plan participants in connection with the administration of the Company’s retirement savings plans for salaried and hourly employees. The fiduciary duty claims are largely based on allegations of breaches of the fiduciary duties of prudence and loyalty and of over-concentration of plan assets in the Company’s common stock. The plaintiffs purport to bring these claims on behalf of the plans and all persons who were participants in or beneficiaries of the plans from October 21, 2004, to the present and seek to recover losses allegedly suffered by the plans. The complaints do not specify the amount of damages sought. During the fourth quarter of 2006, the defendants filed a motion to dismiss all defendants and all counts in the consolidated complaint. During the second quarter of 2007, the court denied defendants’ motion to dismiss. No determination has been made that a class action can be maintained, and there have been no decisions on the merits of the cases. The Company intends to vigorously defend the consolidated lawsuit.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

On March 1, 2007, a purported class action ERISA lawsuit was filed on behalf of participants in the Company’s 401(k) plans. The lawsuit was filed in the United States District Court for the Eastern District of Michigan and alleges that the Company, members of its Board of Directors, and members of the Employee Benefits Committee (collectively, the “Lear Defendants”) breached their fiduciary duties to the participants in the 401(k) plans by approving the Merger Agreement with AREP Car Holdings Corp. and AREP Car Acquisition Corp. (collectively the “AREP Entities”). On March 8, 2007, the plaintiff filed a motion for expedited discovery to support a potential motion for preliminary injunction to enjoin the Merger Agreement. The Lear Defendants filed an opposition to the motion for expedited discovery on March 22, 2007. Plaintiff filed a reply on April 11, 2007. On April 18, 2007, the Judge denied plaintiff’s motion for expedited discovery. On March 15, 2007, the plaintiff requested that the case be reassigned to the Judge overseeing In re: Lear Corp. ERISA Litigation (described above). The Lear Defendants sent a letter opposing the reassignment on March 21, 2007. On March 22, 2007, the Lear Defendants filed a motion to dismiss all counts of the complaint against the Lear Defendants. Plaintiff filed his opposition to the motion on April 10, 2007, and the Lear Defendants filed their reply in support on April 20, 2007. The Lear Defendants filed a motion to stay discovery pending resolution of the motion to dismiss on May 11, 2007, Plaintiff responded on May 18, 2007, and the Lear Defendants filed their reply in support on May 23, 2007. On May 25, 2007, the Court ruled that all discovery be stayed until it rules on the Lear Defendants’ motion to dismiss or orders discovery to commence. On April 10, 2007, Plaintiff filed a motion for a preliminary injunction to enjoin the merger, and the Lear Defendants filed their reply on May 4, 2007. The Court denied the motion on June 25, 2007. The parties now await ruling on the Lear Defendants’ Motion to Dismiss. The Company believes that the lawsuit is without merit and intends to defend against it vigorously.

Between February 9, 2007 and February 21, 2007, certain stockholders filed six purported class action lawsuits against the Company, certain members of the Company’s Board of Directors and American Real Estate Partners, L.P. and certain of its affiliates (collectively, “AREP”). Three of the lawsuits were filed in the Delaware Court of Chancery and have since been consolidated into a single action. Three of the lawsuits were filed in Michigan Circuit Court; those too were consolidated into a single action. The class action complaints, which are substantially similar, generally allege that the Merger Agreement unfairly limited the process of selling the Company and that certain members of the Company’s Board of Directors have breached their fiduciary duties in connection with the Merger Agreement and have acted with conflicts of interest in approving the Merger Agreement. Amended consolidated complaints filed in the Delaware consolidated action further allege that Lear’s preliminary and definitive proxy statements for the Merger Agreement were misleading and incomplete. The lawsuits sought to enjoin the merger, to invalidate the Merger Agreement, to enjoin the operation of certain provisions of the Merger Agreement, a declaration that certain members of the Company’s Board of Directors breached their fiduciary duties in approving the Merger Agreement and an award of unspecified damages or rescission in the event that the proposed merger with AREP was completed. On February 23, 2007, the plaintiffs in the consolidated Delaware action filed a consolidated complaint, a motion for expedited proceedings and a motion to preliminarily enjoin the transactions contemplated by the Merger Agreement. On March 27, 2007, the plaintiffs in the consolidated Delaware action filed an amended complaint. On May 9, 2007, the court overseeing the consolidated Michigan action granted the Company’s motion to dismiss the action without prejudice in favor of the prior-filed Delaware action. The plaintiffs in the Michigan action moved to reconsider that order. On July 25, 2007, the court in the Michigan action denied plaintiffs’ motion for reconsideration. The court overseeing the consolidated Delaware action held a hearing on the plaintiffs’ motion for preliminary injunction on June 8, 2007. On June 15, 2007, the Delaware court issued an order entering a limited injunction of Lear’s planned shareholder vote until the Company made supplemental proxy disclosure. That supplemental proxy disclosure was approved by the Delaware court and made on June 18, 2007. On June 26, 2007, the Delaware court granted the plaintiffs’ motion for leave to file a second amended complaint. A trial is scheduled for the fourth quarter of 2007. The Company believes that the lawsuits are without merit and intends to defend against them vigorously.

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(18) Segment Reporting

Historically, the Company has had three reportable operating segments: seating, electrical and electronic and interior. The seating segment includes seat systems and components thereof. The electrical and electronic segment includes electrical distribution systems and electronic products, primarily wire harnesses, junction boxes and connecting systems, interior control and entertainment systems and wireless systems. The interior segment, which has been substantially divested, included instrument panels and cockpit systems, headliners and overhead systems, door panels, flooring and acoustic systems and other interior products (Note 3, “Divestiture of Interior Business”). The Other category includes unallocated costs related to corporate headquarters, geographic headquarters and the elimination of intercompany activities, none of which meets the requirements of being classified as an operating segment.

The Company evaluates the performance of its operating segments based primarily on (i) revenues from external customers, (ii) income (loss) before goodwill impairment charge, divestiture of Interior business, interest expense, other expense, provision for income taxes and cumulative effect of a change in accounting principle (“segment earnings”) and (iii) cash flows, being defined as segment earnings less capital expenditures plus depreciation and amortization. A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	Three Months Ended June 30 2007

	Seating	Electrical and Electronic	Interior	Other	Consolidated

Revenues from external customers	$3,264.5	$825.1	$65.7	$—	$4,155.3
Segment earnings	238.8	23.5	(0.6)	(66.9)	194.8
Depreciation and amortization	42.5	28.1	1.0	4.1	75.7
Capital expenditures	26.3	11.6	1.1	0.1	39.1
Total assets	4,460.5	2,234.8	77.0	1,149.5	7,921.8

	Three Months Ended July 1, 2006

	Seating	Electrical and Electronic	Interior	Other	Consolidated

Revenues from external customers	$3,096.1	$787.7	$926.4	$—	$4,810.2
Segment earnings	171.5	38.0	(34.3)	(62.0)	113.2
Depreciation and amortization	43.0	28.6	26.5	5.4	103.5
Capital expenditures	40.0	19.7	29.4	3.0	92.1
Total assets	4,228.5	2,234.8	1,491.9	818.8	8,774.0

	Six Months Ended June 30 2007

	Seating	Electrical and Electronic	Interior	Other	Consolidated

Revenues from external customers	$6,258.7	$1,613.8	$688.9	$—	$8,561.4
Segment earnings	435.9	41.0	8.2	(105.9)	379.2
Depreciation and amortization	83.3	56.4	2.3	8.2	150.2
Capital expenditures	46.5	20.2	1.2	0.4	68.3
Total assets	4,460.5	2,234.8	77.0	1,149.5	7,921.8

	Six Months Ended July 1, 2006

	Seating	Electrical and Electronic	Interior	Other	Consolidated

Revenues from external customers	$6,088.6	$1,575.0	$1,825.1	$—	$9,488.7
Segment earnings	297.4	91.2	(93.8)	(127.4)	167.4
Depreciation and amortization	83.3	55.4	51.4	11.2	201.3
Capital expenditures	76.8	35.4	62.5	10.0	184.7
Total assets	4,228.5	2,234.8	1,491.9	818.8	8,774.0

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

For the three months ended June 30, 2007, segment earnings include restructuring charges of $10.8 million, $13.4 million, $5.0 million and $3.1 million in the seating, electrical and electronic and interior segments and in the other category, respectively. For the six months ended June 30, 2007, segment earnings include restructuring charges of $6.1 million, $31.3 million, $5.0 million and $3.5 million in the seating, electrical and electronic and interior segments and in the other category, respectively. For the three months ended July 1, 2006, segment earnings include restructuring charges of $3.7 million, $12.5 million, $0.4 million and $0.5 million in the seating, electrical and electronic and interior segments and in the other category, respectively. For the six months ended July 1, 2006, segment earnings include restructuring charges of $18.8 million, $14.5 million, $6.2 million and $0.5 million in the seating, electrical and electronic and interior segments and in the other category, respectively (Note 5, “Restructuring”).

A reconciliation of consolidated segment earnings to consolidated income before provision for income taxes and cumulative effect of a change in accounting principle is shown below (in millions):

	Three Months Ended		Six Months Ended

	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Segment earnings	$194.8	$113.2	$379.2	$167.4
Divestiture of Interior business	(0.7)	—	24.9	—
Goodwill impairment charge	—	2.9	—	2.9
Interest expense	51.3	53.2	102.8	100.9
Other expense, net	0.3	25.6	25.3	17.3

Income before provision for income taxes and cumulative effect of a change in accounting principle	$143.9	$31.5	$226.2	$46.3

(19) Financial Instruments

Certain of the Company’s European and Asian subsidiaries periodically factor their accounts receivable with financial institutions. Such receivables are factored without recourse to the Company and are excluded from accounts receivable in the condensed consolidated balance sheets. As of June 30, 2007 and December 31, 2006, the amount of factored receivables was $268.7 million and $256.3 million, respectively. The Company cannot provide any assurances that these factoring facilities will be available or utilized in the future.

Asset-Backed Securitization Facility

The Company and several of its U.S. subsidiaries sell certain accounts receivable to a wholly-owned, consolidated, bankruptcy-remote special purpose corporation (Lear ASC Corporation) under an asset-backed securitization facility (the “ABS facility”). In turn, Lear ASC Corporation transfers undivided interests in up to $150 million of the receivables to bank-sponsored commercial-paper conduits. As of June 30, 2007 and December 31, 2006, accounts receivable totaling $553.9 million and $568.6 million, respectively, had been transferred to Lear ASC Corporation, but no undivided interests in the receivables were transferred to the conduits. As such, these retained interests are included in accounts receivable in the condensed consolidated balance sheets as of June 30, 2007 and December 31, 2006. A discount on the sale of receivables of $0.2 million and $2.8 million was recognized in the three months ended June 30, 2007 and July 1, 2006, respectively, and $0.2 million and $4.4 million was recognized in the six months ended June 30, 2007 and July 1, 2006, respectively. This discount is included in other expense, net in the condensed consolidated statements of operations.

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

The following table summarizes certain cash flows received from and paid to Lear ASC Corporation (in millions):

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended		Six Months Ended

	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Proceeds from collections reinvested in securitizations	$820.1	$1,172.9	$1,752.8	$2,244.5
Servicing fees received	1.3	1.6	2.5	3.1

Derivative Instruments and Hedging Activities

Forward foreign exchange, futures and option contracts — The Company uses forward foreign exchange, futures and option contracts to reduce the effect of fluctuations in foreign exchange rates on short-term, foreign currency denominated intercompany transactions and other known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Mexican peso, as well as the Euro and other European currencies. Forward foreign exchange, futures and option contracts are accounted for as cash flow hedges when either the hedged item is a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability. As of June 30, 2007, contracts designated as cash flow hedges with $235.9 million of notional amount were outstanding with maturities of less than six months. As of June 30, 2007, the fair market value of these contracts was approximately $11.0 million. As of June 30, 2007, other foreign currency derivative contracts that did not qualify for hedge accounting with $274.2 million of notional amount were outstanding. These foreign currency derivative contracts consist principally of cash transactions between three and thirty days, hedges of intercompany loans and hedges of certain other balance sheet exposures. As of June 30, 2007, the fair market value of these contracts was approximately $1.4 million.

Interest rate swap contracts — The Company uses interest rate swap contracts to manage its exposure to fluctuations in interest rates. Interest rate swap contracts which fix the interest payments of certain variable rate debt instruments or fix the market rate component of anticipated fixed rate debt instruments are accounted for as cash flow hedges. Interest rate swap contracts which hedge the change in fair market value of certain fixed rate debt instruments are accounted for as fair value hedges. As of June 30, 2007, contracts representing $800.0 million of notional amount were outstanding with maturity dates of August 2007 through September 2011. All of these contracts modify the variable rate characteristics of the Company’s variable rate debt instruments, which are generally set at three-month LIBOR rates. These contracts convert variable rate obligations into fixed rate obligations with a weighted average interest rate of 4.902%. The fair market value of all interest rate swap contracts is subject to changes in value due to changes in interest rates. As of June 30, 2007, the fair market value of these contracts was approximately $0.3 million.

Commodity swap contracts — The Company uses derivative instruments including financially settled forward, swap and option contracts to manage its exposure to fluctuations in certain commodity prices. All derivative instruments are currently designated as cash flow hedges, as the hedged item is a forecasted transaction. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in commodity prices. As of June 30, 2007, the fair market value of these contracts was approximately $1.4 million with maturity dates through December 2008.

As of June 30, 2007 and December 31, 2006, net gains of approximately $16.8 million and $14.7 million, respectively, related to derivative instruments and hedging activities were recorded in accumulated other comprehensive loss. Net gains (losses) of $7.2 million and $(3.7) million in the three months ended June 30, 2007 and July 1, 2006, respectively, and $10.8 million and $(2.3) million in the six months ended June 30, 2007 and July 1, 2006, respectively, related to the Company’s hedging activities were reclassified from accumulated other comprehensive loss into earnings. During the twelve month period ending June 28, 2008, the Company expects to reclassify into earnings net gains of approximately $14.4 million recorded in accumulated other comprehensive loss. Such gains will be reclassified at the time the underlying hedged transactions are realized. During the three and six months ended June 30, 2007 and July 1, 2006, amounts recognized in the condensed consolidated statements of operations related to changes in the fair value of cash flow and fair value hedges excluded from the effectiveness assessments and the ineffective portion of changes in the fair value of cash flow and fair value hedges were not material.

Non-U.S. dollar financing transactions — The Company designated its previously outstanding Euro-denominated senior notes (Note 9, “Long-Term Debt”) as a net investment hedge of long-term investments in its Euro-functional subsidiaries. As of June 30, 2007, the amount recorded in accumulated other comprehensive loss related to the effective portion of the net investment hedge of foreign operations was approximately negative $148.6 million. Such amount will be included in accumulated other comprehensive loss until the Company

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

liquidates its related net investment in its designated foreign operations.

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(21) Supplemental Guarantor Condensed Consolidating Financial Statements

	June 30, 2007

	Parent	Guarantors	Non- guarantors	Eliminations	Consolidated

	(Unaudited; in millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$233.4	$4.3	$327.5	$—	$565.2
Accounts receivable	19.4	393.0	2,124.8	—	2,537.2
Inventories	11.8	101.1	451.8	—	564.7
Other	61.5	33.9	225.6	—	321.0

Total current assets	326.1	532.3	3,129.7	—	3,988.1

LONG-TERM ASSETS:
Property, plant and equipment, net	187.6	264.4	918.6	—	1,370.6
Goodwill, net	454.5	551.1	1,006.3	—	2,011.9
Investments in subsidiaries	4,144.3	3,460.4	—	(7,604.7)	—
Other	222.8	27.6	300.8	—	551.2

Total long-term assets	5,009.2	4,303.5	2,225.7	(7,604.7)	3,933.7

	$5,335.3	$4,835.8	$5,355.4	$(7,604.7)	$7,921.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$—	$0.7	$9.2	$—	$9.9
Accounts payable and drafts	145.7	407.6	2,069.9	—	2,623.2
Accrued liabilities	261.5	220.1	701.3	—	1,182.9
Current portion of long-term debt	80.8	—	19.5	—	100.3

Total current liabilities	488.0	628.4	2,799.9	—	3,916.3

LONG-TERM LIABILITIES:
Long-term debt	2,334.0	—	18.4	—	2,352.4
Intercompany accounts, net	1,520.0	529.8	(2,049.8)	—	—
Other	159.7	170.3	489.5	—	819.5

Total long-term liabilities	4,013.7	700.1	(1,541.9)	—	3,171.9

STOCKHOLDERS’ EQUITY	833.6	3,507.3	4,097.4	(7,604.7)	833.6

	$5,335.3	$4,835.8	$5,355.4	$(7,604.7)	$7,921.8

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(21) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

		For the Three Months Ended June 30, 2007

	Parent	Guarantors	Non- guarantors	Eliminations	Consolidated

		(Unaudited; in millions)

Net sales	$276.5	$1,317.6	$3,655.0	$(1,093.8)	$4,155.3

Cost of sales	265.3	1,261.0	3,385.2	(1,093.8)	3,817.7
Selling, general and administrative expenses	49.3	15.8	77.7	—	142.8
Divestiture of Interior business	0.1	—	(0.8)	—	(0.7)
Interest (income) expense	25.2	30.0	(3.9)	—	51.3
Intercompany (income) expense, net	(19.0)	(1.8)	20.8	—	—
Other (income) expense, net	(5.0)	10.3	(5.0)	—	0.3

Income (loss) before income taxes and equity in net income of subsidiaries	(39.4)	2.3	181.0	—	143.9
Provision for income taxes	1.2	—	19.1	—	20.3
Equity in net income of subsidiaries	(164.2)	(49.9)	—	214.1	—

Net income	$123.6	$52.2	$161.9	$(214.1)	$123.6

		For the Three Months Ended July 1, 2006

	Parent	Guarantors	Non- guarantors	Eliminations	Consolidated

		(Unaudited; in millions)

Net sales	$460.5	$2,003.4	$3,189.9	$(843.6)	$4,810.2

Cost of sales	493.8	1,945.9	2,930.0	(843.6)	4,526.1
Selling, general and administrative expenses	44.4	28.8	97.7	—	170.9
Goodwill impairment charge	—	2.9	—	—	2.9
Interest (income) expense	(91.6)	46.7	98.1	—	53.2
Intercompany (income) expense, net	(231.4)	93.4	138.0	—	—
Other (income) expense, net	(0.8)	17.1	9.3	—	25.6

Income (loss) before income taxes and equity in net (income) loss of subsidiaries	246.1	(131.4)	(83.2)	—	31.5
Provision (benefit) for income taxes	62.7	(62.9)	38.1	—	37.9
Equity in net (income) loss of subsidiaries	189.8	(28.9)	—	(160.9)	—

Net loss	$(6.4)	$(39.6)	$(121.3)	$160.9	$(6.4)

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(21) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

		For the Six Months Ended June 30, 2007

	Parent	Guarantors	Non- guarantors	Eliminations	Consolidated

		(Unaudited; in millions)

Net sales	$564.8	$2,843.1	$7,269.7	$(2,116.2)	$8,561.4

Cost of sales	557.8	2,766.1	6,705.2	(2,116.2)	7,912.9
Selling, general and administrative expenses	84.0	29.2	156.1	—	269.3
Divestiture of Interior business	(17.1)	28.2	13.8		24.9
Interest (income) expense	47.0	58.3	(2.5)	—	102.8
Intercompany (income) expense, net	(98.6)	15.0	83.6	—	—
Other (income) expense, net	(3.0)	20.3	8.0	—	25.3

Income (loss) before income taxes and equity in net income of subsidiaries	(5.3)	(74.0)	305.5	—	226.2
Provision (benefit) for income taxes	1.2	(9.8)	61.3	—	52.7
Equity in net income of subsidiaries	(180.0)	(71.3)	—	251.3	—

Net income	$173.5	$7.1	$244.2	$(251.3)	$173.5

		For the Six Months Ended July 1, 2006

	Parent	Guarantors	Non- guarantors	Eliminations	Consolidated

		(Unaudited; in millions)

Net sales	$936.1	$3,892.4	$6,342.4	$(1,682.2)	$9,488.7

Cost of sales	994.4	3,796.7	5,876.5	(1,682.2)	8,985.4
Selling, general and administrative expenses	103.8	56.1	176.0	—	335.9
Goodwill impairment charge	—	2.9	—	—	2.9
Interest (income) expense	(76.5)	70.2	107.2	—	100.9
Intercompany (income) expense, net	(363.2)	180.9	182.3	—	—
Other (income) expense, net	(32.1)	29.1	20.3	—	17.3

Income (loss) before income taxes, equity in net (income) loss of subsidiaries and cumulative effect of a change in accounting principle	309.7	(243.5)	(19.9)	—	46.3
Provision (benefit) for income taxes	59.8	(61.2)	39.1	—	37.7
Equity in net (income) loss of subsidiaries	241.3	(70.1)	—	(171.2)	—

Income (loss) before cumulative effect of a change in accounting principle	8.6	(112.2)	(59.0)	171.2	8.6
Cumulative effect of a change in accounting principle	2.9	—	—	—	2.9

Net income (loss)	$11.5	$(112.2)	$(59.0)	$171.2	$11.5

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(21) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

		For the Six Months Ended June 30, 2007

	Parent	Guarantors	Non- guarantors	Eliminations	Consolidated

		(Unaudited; in millions)

Net cash provided by operating activities	$(43.0)	$(48.7)	$339.2	$—	$247.5
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(3.4)	(25.3)	(39.6)		(68.3)
Divestiture of Interior business	(14.8)	(12.9)	(28.2)	—	(55.9)
Other, net	1.1	0.3	(31.5)	—	(30.1)

Net cash used in investing activities	(17.1)	(37.9)	(99.3)	—	(154.3)

Cash Flows from Financing Activities:
Primary credit facility repayments, net	(3.0)	—	—	—	(3.0)
Other long-term debt repayments, net	(2.8)	—	(4.8)	—	(7.6)
Short-term debt repayments, net	—	0.7	(13.7)	—	(13.0)
Proceeds from exercise of stock options	6.7	—	—	—	6.7
Decrease in drafts	(0.5)	(1.4)	(8.6)	—	(10.5)
Change in intercompany accounts	97.3	88.0	(185.3)	—	—

Net cash used in financing activities	97.7	87.3	(212.4)	—	(27.4)

Effect of foreign currency translation	—	(0.4)	(2.9)	—	(3.3)

Net Change in Cash and Cash Equivalents	37.6	0.3	24.6		62.5
Cash and Cash Equivalents as of Beginning of Period	195.8	4.0	302.9	—	502.7

Cash and Cash Equivalents as of End of Period	$233.4	$4.3	$327.5	$—	$565.2

		For the Six Months Ended July 1, 2006

	Parent	Guarantors	Non- guarantors	Eliminations	Consolidated

		(Unaudited; in millions)

Net cash provided by operating activities	$317.6	$(273.4)	$70.0	$—	$114.2
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(35.9)	(64.2)	(84.6)		(184.7)
Change in restricted cash	(68.6)	—	—	—	(68.6)
Other, net	39.4	(4.6)	0.4	—	35.2

Net cash used in investing activities	(65.1)	(68.8)	(84.2)	—	(218.1)

Cash Flows from Financing Activities:
Primary credit facility borrowings, net	600.0	—	—	—	600.0
Repayment of senior notes	(447.6)	—	—	—	(447.6)
Other long-term debt repayments, net	(31.7)	(1.3)	16.4	—	(16.6)
Short-term debt repayments, net	—	—	(4.9)	—	(4.9)
Dividends paid	(16.8)	—	—	—	(16.8)
Decrease in drafts	3.0	(1.8)	(6.0)	—	(4.8)
Change in intercompany accounts	(277.4)	341.0	(63.6)	—	—

Net cash provided by financing activities	(170.5)	337.9	(58.1)	—	109.3

Effect of foreign currency translation	—	5.9	31.7	—	37.6

Net Change in Cash and Cash Equivalents	82.0	1.6	(40.6)		43.0
Cash and Cash Equivalents as of Beginning of Period	38.6	4.8	164.2	—	207.6

Cash and Cash Equivalents as of End of Period	$120.6	$6.4	$123.6	$—	$250.6

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(21) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

Basis of Presentation — Certain of the Company’s wholly-owned subsidiaries (the “Guarantors”) have unconditionally fully guaranteed, on a joint and several basis, the punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all of the Company’s obligations under the primary credit facility and the indentures governing the Company’s senior notes, including the Company’s obligations to pay principal, premium, if any, and interest with respect to the senior notes. The senior notes consist of $300 million aggregate principal amount of 8.50% senior notes due 2013, $600 million aggregate principal amount of 8.75% senior notes due 2016, $399.4 million aggregate principal amount of 5.75% senior notes due 2014, Euro 56 million aggregate principal amount of 8.125% senior notes due 2008, $41.4 million aggregate principal amount of 8.11% senior notes due 2009 and $0.7 million aggregate principal amount of zero-coupon convertible senior notes due 2022. The Guarantors under the indentures are currently Lear Automotive Dearborn, Inc., Lear Automotive (EEDS) Spain S.L., Lear Corporation EEDS and Interiors, Lear Corporation (Germany) Ltd., Lear Corporation Mexico, S. de R.L. de C.V., Lear Operations Corporation and Lear Seating Holdings Corp. #50. In lieu of providing separate audited financial statements for the Guarantors, the Company has included the audited supplemental guarantor condensed consolidating financial statements above. These financial statements reflect the guarantors listed above for all periods presented. Management does not believe that separate financial statements of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented.

As of December 31, 2006 and for the three and six months ended July 1, 2006, the supplemental guarantor condensed consolidating financial statements have been restated to reflect certain changes to the equity investments of guarantor subsidiaries.

Distributions — There are no significant restrictions on the ability of the Guarantors to make distributions to the Company.

Selling, General and Administrative Expenses — The Parent allocated $0.8 million and $15.2 million in the three months ended June 30, 2007 and July 1, 2006, respectively, and $9.1 million and $28.1 million in the six months ended June 30, 2007 and July 1, 2006, respectively, of corporate selling, general and administrative expenses to its operating subsidiaries. The allocations were based on various factors, which estimate usage of particular corporate functions, and in certain instances, other relevant factors, such as the revenues or the number of employees of the Company’s subsidiaries.

Long-term debt of the Parent and the Guarantors — A summary of long-term debt of the Parent and the Guarantors on a combined basis is shown below (in millions):

	June 30,	December 31,
	2007	2006

Primary credit facility	$994.0	$997.0
Senior notes	1,416.3	1,417.6
Other long-term debt	4.5	4.6

	2,414.8	2,419.2
Less — current portion	(80.8)	(6.0)

	$2,334.0	$2,413.2

The obligations of foreign subsidiary borrowers under the Primary Credit Facility are guaranteed by the Parent.

For more information on the above indebtedness, see Note 9, “Long-Term Debt.”

LEAR CORPORATION

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

We were incorporated in Delaware in 1987 and are one of the world’s largest automotive suppliers based on net sales. We supply every major automotive manufacturer in the world, including General Motors, Ford, BMW, DaimlerChrysler, Fiat, PSA, Volkswagen, Hyundai, Renault-Nissan, Mazda, Toyota, Porsche and Honda.

We supply automotive manufacturers with complete automotive seat and electrical distribution systems and select electronic products. Historically, we also supplied automotive interior components and systems, including instrument panels and cockpit systems, headliners and overhead systems, door panels and flooring and acoustic systems. As discussed below, substantially all of the assets of this segment have been divested.

Merger Agreement

On February 9, 2007, we entered into an Agreement and Plan of Merger, as amended (the “Merger Agreement”), with AREP Car Holdings Corp., a Delaware corporation (“AREP Car Holdings”), and AREP Car Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of AREP Car Holdings (“Merger Sub”). Under the terms of the Merger Agreement, Merger Sub would have merged with and into Lear, and as a result, Lear would have continued as the surviving corporation and a wholly owned subsidiary of AREP Car Holdings. AREP Car Holdings and Merger Sub are affiliates of Carl C. Icahn.

Pursuant to the Merger Agreement, as of the effective time of the merger, each issued and outstanding share of common stock of Lear, other than shares (i) owned by AREP Car Holdings, Merger Sub or any subsidiary of AREP Car Holdings and (ii) owned by any shareholders who are entitled to and who have properly exercised appraisal rights under Delaware law, would have been canceled and automatically converted into the right to receive $37.25 in cash, without interest.

On July 16, 2007, we held our 2007 Annual Meeting of Stockholders, at which the proposal to approve the Merger Agreement did not receive the affirmative vote of the holders of a majority of the outstanding shares of our common stock. As a result, the Merger Agreement terminated in accordance with its terms. Upon termination of the Merger Agreement, we were obligated to (1) pay AREP Car Holdings $12.5 million, (2) issue to AREP Car Holdings 335,570 shares of our common stock valued at approximately $12.5 million, based on the closing price of our common stock on July 16, 2007, and (3) increase from 24% to 27% the share ownership limitation under the limited waiver of Section 203 of the Delaware General Corporation Law granted by us to affiliates of and funds managed by Carl C. Icahn in October 2006 (collectively, the “Termination Consideration”). Any payment of the Termination Consideration to AREP Car Holdings shall be credited against the break-up fee that would otherwise be payable by us to AREP Car Holdings in the event that we enter into a definitive agreement with respect to an alternative acquisition proposal within twelve months after the termination of the Merger Agreement. Costs of approximately $25 million associated with the Termination Consideration will be recognized in selling, general and administrative expense in the third quarter of 2007. In addition, we incurred $12 million in costs related to the Merger Agreement in the first half of 2007.

For further information regarding the Merger Agreement, please refer to the Merger Agreement and certain related documents, which are incorporated by reference as exhibits to this Report.

Interior Segment

On March 31, 2007, we completed the transfer of substantially all of the assets of our North American interior business (as well as our interests in two China joint ventures) to International Automotive Components Group North America, Inc. (“IAC”) (the “IAC North America Transaction”). The IAC North America Transaction was completed pursuant to the terms of an Asset Purchase Agreement (the “Purchase Agreement”) dated as of November 30, 2006, by and among Lear, IAC, WL Ross & Co. LLC (“WL Ross”), Franklin Mutual Advisers, LLC (“Franklin”) and International Automotive Components Group North America, LLC (“IACNA”), as amended by Amendment No. 1 to the Purchase Agreement dated as of March 31, 2007. The legal transfer of certain assets included in the IAC North America Transaction is subject to the satisfaction of certain post-closing conditions. In connection with the IAC North America Transaction, IAC assumed the ordinary course liabilities of our North American interior business, and we retained certain pre-closing liabilities, including pension and postretirement healthcare liabilities incurred through the closing date of the transaction.

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

LEAR CORPORATION

$50 million term loan to IAC. Lear and a wholly owned subsidiary of Lear have agreed to fund up to an additional $40 million, and WL Ross and Franklin have agreed to fund up to an additional $45 million, in the event that IAC does not meet certain financial targets in 2007.

We transferred to IAC substantially all of our interior business in the United States, Canada and Mexico, consisting of 26 manufacturing facilities with annual net sales of approximately $2.5 billion, related to the production of instrument panels and cockpit systems, headliners and overhead systems, door panels and interior trim for various original equipment manufacturers. In connection with the IAC North America Transaction, we recorded a loss on divestiture of Interior business of approximately $628 million, of which approximately $21 million was recognized in the first six months of 2007 and $607 million was recognized in the fourth quarter of 2006. We also recognized additional costs related to the IAC North America Transaction of approximately $10 million, which are recorded in cost of sales and selling, general and administrative expenses in the consolidated statement of operations for the six months ended June 30, 2007.

The closing of the IAC North America Transaction substantially completed the disposition of our interior business. On October 16, 2006, we completed the contribution of substantially all of our European interior business to International Automotive Components Group, LLC (“IAC Europe”), a separate joint venture with affiliates of WL Ross and Franklin, in exchange for a one-third equity interest in IAC Europe (the “IAC Europe Transaction”). In connection with the IAC Europe Transaction, we recorded a loss on divestiture of Interior business of approximately $33 million, of which approximately $4 million was recognized in the first six months of 2007 and $29 million was recognized in 2006.

For further information related to the divestiture of our interior business, see Note 3, “Divestiture of Interior Business,” to the accompanying condensed consolidated financial statements and the Purchase Agreement, LLC Agreement and related documents, which are incorporated by reference as exhibits to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

Industry Overview

Demand for our products is directly related to automotive vehicle production. Automotive sales and production can be affected by general economic or industry conditions, labor relations issues, fuel prices, regulatory requirements, trade agreements and other factors. Our operating results are also significantly impacted by what is referred to in this section as “vehicle platform mix”; that is, the overall commercial success of the vehicle platforms for which we supply particular products, as well as our relative profitability on these platforms. A significant loss of business with respect to any vehicle model for which we are a significant supplier, or a decrease in the production levels of any such models, could have a material adverse impact on our future operating results. Unfavorable vehicle platform mix and lower production volumes by the domestic automakers in North America have had an adverse effect on our operating results since 2005. A continuation of the shift in consumer purchasing patterns from certain of our key light truck and SUV platforms toward passenger cars, crossover vehicles or other vehicle platforms where we generally have substantially less content will adversely affect our future operating results. In addition, our two largest customers, General Motors and Ford, accounted for approximately 47% of our net sales in 2006, excluding net sales to Saab, Volvo, Jaguar and Land Rover, which are affiliates of General Motors or Ford. The automotive operations of both General Motors and Ford experienced significant operating losses throughout 2006, and both automakers are continuing to restructure their North American operations, which could have a material impact on our future operating results.

Automotive industry conditions in North America and Europe continue to be challenging. In North America, the industry is characterized by significant overcapacity, fierce competition and significant pension and healthcare liabilities for the domestic automakers. In Europe, the market structure is more fragmented with significant overcapacity. We expect these challenging industry conditions to continue in the foreseeable future. During the first six months of 2007, North American production levels declined by approximately 5% as compared to the same period in 2006, and production levels on several of our key platforms have declined more significantly. Historically, the majority of our sales have been derived from the U.S.-based automotive manufacturers in North America and, to a lesser extent, automotive manufacturers in Western Europe. These customers have experienced declines in market share in their traditional markets. In addition, a disproportionate amount of our net sales and profitability in North America has been on light truck and large SUV platforms of the domestic automakers, which are experiencing significant competitive pressures. As discussed below, our ability to maintain and improve our financial performance in the future will depend, in part, on our ability to significantly increase our penetration of Asian automotive manufacturers worldwide and leverage our existing North American and European customer base geographically and across both product lines.

Our customers require us to reduce costs and, at the same time, assume significant responsibility for the design, development and engineering of our products. Our profitability is largely dependent on our ability to achieve product cost reductions through restructuring actions, manufacturing efficiencies, product design enhancement and supply chain management. We also seek to enhance our profitability by investing in technology, design capabilities and new product initiatives that respond to the needs of our

LEAR CORPORATION

customers and consumers. We continually evaluate operational and strategic alternatives to align our business with the changing needs of our customers, improve our business structure and lower the operating costs of our company.

Our material cost as a percentage of net sales was 67.9% in the first six months of 2007 as compared to 68.8% in 2006 and 68.3% in 2005. Raw material, energy and commodity costs generally remained high in the first half of 2007 and continue to negatively impact our operating results. Unfavorable industry conditions have also resulted in financial distress within our supply base and an increase in commercial disputes and the risk of supply disruption. We have developed and implemented strategies to mitigate or partially offset the impact of higher raw material, energy and commodity costs, which include aggressive cost reduction actions, the utilization of our cost technology optimization process, the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments and the acceleration of low-cost country sourcing and engineering. However, due to the magnitude and duration of the increased raw material, energy and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers, offset only a portion of the adverse impact. In addition, higher crude oil prices can indirectly impact our operating results by adversely affecting demand for certain of our key light truck and SUV platforms. We expect that high raw material, energy and commodity costs will continue to have a material adverse impact on our operating results in the foreseeable future. See “— Forward-Looking Statements” and Item 1A, “Risk Factors – High raw material costs may continue to have a significant adverse impact on our profitability,” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Outlook

In evaluating our financial condition and operating performance, we focus primarily on profitable sales growth and cash flows, as well as return on investment on a consolidated basis. In addition to maintaining and expanding our business with our existing customers in our more established markets, we have increased our emphasis on expanding our business in the Asian market (including sourcing activity in Asia) and with Asian automotive manufacturers worldwide. The Asian market presents growth opportunities, as automotive manufacturers expand production in this market to meet increasing demand. We currently have nine joint ventures in China and several other joint ventures dedicated to serving Asian automotive manufacturers. We will continue to seek ways to expand our business in the Asian market and with Asian automotive manufacturers worldwide. In addition, we have improved our low-cost country manufacturing capabilities through expansion in Asia, Eastern Europe, Africa and Central America.

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

Restructuring

In the second quarter of 2005, we began to implement consolidation and census actions in order to address unfavorable industry conditions. These actions continued through the first six months of 2007 and are part of a comprehensive restructuring strategy intended to (i) better align our manufacturing capacity with the changing needs of our customers, (ii) eliminate excess capacity and lower our operating costs and (iii) streamline our organizational structure and reposition our business for improved long-term profitability. In connection with the restructuring actions, we expect to incur pretax costs of approximately $300 million through 2007, although all aspects of the restructuring actions have not been finalized. In addition, in light of current industry conditions, particularly in North America, we expect to make significant restructuring and related investments beyond the current year. Restructuring and related manufacturing inefficiency charges were $51 million in the first half of 2007, $100 million in 2006 and $104 million in 2005.

Other Matters

In the first quarter of 2007, we recognized a curtailment gain of $36 million related to our decision to freeze our U.S. salaried pension plan, as well as a loss of $4 million related to the acquisition of the minority interest in an affiliate. In the first half of 2006, we recognized aggregate gains of $27 million related to the sales of our interests in two affiliates, as well as fixed asset impairment charges of $9 million and a goodwill impairment charge of $3 million.

LEAR CORPORATION

As discussed above, our results for the first half of 2007 and 2006 reflect the following items (in millions):

	Three months ended		Six months ended

	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Costs related to divestiture of Interior business	$1	$—	$35	$—
Fixed asset impairment charges related to Interior business	—	7	—	9
Goodwill impairment charge related to Interior business	—	3	—	3
Costs related to restructuring actions	35	15	51	40
U.S. salaried pension plan curtailment gain	—	—	(36)	—
Costs related to merger transaction	2	—	12	—
(Gain) loss on joint venture transactions	—	(1)	4	(27)

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

RESULTS OF OPERATIONS

A summary of our operating results as a percentage of net sales is shown below (dollar amounts in millions):

	Three Months Ended				Six Months Ended

	June 30, 2007		July 1, 2006		June 30, 2007		July 1, 2006

Net sales
Seating	$3,264.5	78.6%	$3,096.1	64.4%	$6,258.7	73.1%	$6,088.6	64.2%
Electrical and electronic	825.1	19.8	787.7	16.4	1,613.8	18.9	1,575.0	16.6
Interior	65.7	1.6	926.4	19.2	688.9	8.0	1,825.1	19.2

Net sales	4,155.3	100.0	4,810.2	100.0	8,561.4	100.0	9,488.7	100.0

Gross profit	337.6	8.1	284.1	5.9	648.5	7.6	503.3	5.3
Selling, general and administrative expenses	142.8	3.4	170.9	3.6	269.3	3.1	335.9	3.5
Goodwill impairment charge	—	—	2.9	—	—	—	2.9	—
Divestiture of Interior business	(0.7)	—	—	—	24.9	0.3	—	—
Interest expense	51.3	1.2	53.2	1.1	102.8	1.2	100.9	1.0
Other expense, net	0.3	—	25.6	0.5	25.3	0.3	17.3	0.2
Provision for income taxes	20.3	0.5	37.9	0.8	52.7	0.7	37.7	0.4
Cumulative effect of a change in accounting principle	—	—	—	—	—	—	2.9	—

Net income (loss)	$123.6	3.0%	$(6.4)	(0.1)%	$173.5	2.0%	$11.5	0.1%

Three Months Ended June 30, 2007 vs. Three Months Ended July 1, 2006

Net sales in the second quarter of 2007 were $4.2 billion as compared to $4.8 billion in the second quarter of 2006, a decrease of $655 million or 13.6%. The divestiture of our interior business and lower production in North America negatively impacted net sales by $870 million and $161 million, respectively. These decreases were partially offset by the benefit of new business, primarily outside of North America, and the impact of net foreign exchange rate fluctuations, which increased net sales by $266 million and $143 million, respectively.

Gross profit and gross margin were $338 million and 8.1% in the quarter ended June 30, 2007, as compared to $284 million and 5.9% in the quarter ended July 1, 2006. New business, primarily outside of North America, favorably impacted gross profit by $34 million. The benefit of our restructuring actions and other productivity initiatives and the impact of the divestiture of our interior business were partially offset by the impact of net selling price reductions and lower production in North America.

LEAR CORPORATION

Selling, general and administrative expenses, including research and development, were $143 million in the three months ended June 30, 2007, as compared to $171 million in the three months ended July 1, 2006. As a percentage of net sales, selling, general and administrative expenses were 3.4% and 3.6% in the second quarters of 2007 and 2006, respectively. The decrease in selling, general and administrative expenses was largely due to the divestiture of our interior business and a reduction in engineering and tooling costs.

Interest expense was $51 million in the second quarter of 2007 as compared to $53 million in the second quarter of 2006. The impact of lower debt balances was offset by higher interest rates on our refinanced senior notes.

Other expense, which includes state and local non-income taxes, foreign exchange gains and losses, fees associated with our asset-backed securitization and factoring facilities, minority interests in consolidated subsidiaries, equity in net income (loss) of affiliates, gains and losses on the sales of assets and other miscellaneous income and expense, was less than $1 million in the second quarter of 2007 as compared to $26 million in the second quarter of 2006. Favorable foreign exchange and the improved performance of certain of our unconsolidated affiliates favorably impacted other expense by $21 million and $13 million, respectively. These improvements were partially offset by an increase in other miscellaneous expense and state and local non-income taxes.

The provision for income taxes was $20 million in the second quarter of 2007, representing an effective tax rate of 14.1%, as compared to $38 million in the second quarter of 2006, representing an effective tax rate of 120.3%. The provision for income taxes in the second quarter of 2007 was impacted by a portion of our restructuring charges, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. This was offset by the impact of a one-time tax benefit of $13 million related to a reversal of a valuation allowance in a European subsidiary. Excluding these items, the effective tax rate in the second quarter of 2007 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, foreign valuation allowances, the U.S. valuation allowance, tax credits, income tax incentives and other permanent items. Further, our current and future provision for income taxes is significantly impacted by the recognition of valuation allowances in certain countries, particularly the United States. We intend to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Our future income tax expense will include no tax benefit with respect to U.S. losses and no tax expense with respect to U.S. income until the allowance is eliminated. Accordingly, income taxes are impacted by the U.S. valuation allowance and the mix of earnings among jurisdictions. The provision for income taxes in the second quarter of 2006 includes a one-time tax expense of $3 million resulting from the merger of two foreign entities and changes in tax laws in certain jurisdictions. The provision was also impacted by a portion of our restructuring and impairment charges, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries.

Net income in the second quarter of 2007 was $124 million, or $1.58 per diluted share, as compared to a net loss of $6 million, or $0.10 per diluted share, in the second quarter of 2006, for the reasons described above.

Reportable Operating Segments

Historically, we have had three reportable operating segments: seating, which includes seat systems and the components thereof; electrical and electronic, which includes electrical distribution systems and electronic products, primarily wire harnesses, junction boxes and connecting systems, interior control and entertainment systems and wireless systems; and interior, which has been substantially divested, which included instrument panels and cockpit systems, headliners and overhead systems, door panels, flooring and acoustic systems and other interior products. For further information related to our interior business, see Note 3, “Divestiture of Interior Business,” to the accompanying condensed consolidated financial statements. The financial information presented below is for our three reportable operating segments and our other category for the periods presented. The other category includes unallocated costs related to corporate headquarters, geographic headquarters and the elimination of intercompany activities, none of which meets the requirements of being classified as an operating segment. Corporate and geographic headquarters costs include various support functions, such as information technology, purchasing, corporate finance, legal, executive administration and human resources. Financial measures regarding each segment’s income (loss) before goodwill impairment charge, divestiture of Interior business, interest expense, other expense, provision for income taxes and cumulative effect of a change in accounting principle (“segment earnings”) and segment earnings divided by net sales (“margin”) are not measures of performance under accounting principles generally accepted in the United States (“GAAP”). Segment earnings and the related margin are used by management to evaluate the performance of our reportable operating segments. Segment earnings should not be considered in isolation or as a substitute for net income, net cash provided by operating activities or other income statement or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, segment earnings, as we determine it, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated segment earnings to consolidated income before provision for income taxes and cumulative effect of a change in accounting principle, see Note 18, “Segment Reporting,” to the accompanying condensed consolidated financial statements.

LEAR CORPORATION

Seating

A summary of financial measures for our seating segment is shown below (dollar amounts in millions):

	Three months ended

	June 30, 2007	July 1, 2006

Net sales	$3,264.5	$3,096.1
Segment earnings	238.8	171.5
Margin	7.3%	5.5%

Seating net sales were $3.3 billion in the second quarter of 2007 as compared to $3.1 billion in the second quarter of 2006, an increase of $168 million or 5.4%. The benefit of new business, primarily outside of North America, and the impact of net foreign exchange rate fluctuations favorably impacted net sales by $243 million and $112 million, respectively. These increases were partially offset by lower production in North America. Segment earnings and the related margin on net sales were $239 million and 7.3% in the second quarter of 2007 as compared to $172 million and 5.5% in the second quarter of 2006. The improvement in segment earnings was largely due to favorable cost performance from our restructuring actions and other productivity initiatives, selective vertical integration of certain seat components and the addition of new business, primarily outside of North America. These increases were partially offset by lower production in North America. In addition, in the second quarter of 2007, we incurred costs related to our restructuring actions of $12 million as compared to $4 million in the second quarter of 2006.

Electrical and Electronic

A summary of financial measures for our electrical and electronic segment is shown below (dollar amounts in millions):

	Three months ended

	June 30, 2007	July 1, 2006

Net sales	$825.1	$787.7
Segment earnings	23.5	38.0
Margin	2.8%	4.8%

Electrical and electronic net sales were $825 million in the second quarter of 2007 as compared to $788 million in the second quarter of 2006, an increase of $37 million or 4.7%. The impact of net foreign exchange rate fluctuations and the benefit of new business outside of North America favorably impacted net sales by $28 million and $23 million, respectively. These increases were partially offset by the impact of net selling price reductions. Segment earnings and the related margin on net sales were $24 million and 2.8% in the second quarter of 2007 as compared to $38 million and 4.8% in the second quarter of 2006. The reduction in segment earnings was largely due to litigation costs and other commercial claims of approximately $15 million. The impact of net selling price reductions, lower production and the roll-off of two programs in North America was largely offset by favorable cost performance from our restructuring actions and other productivity initiatives. In addition, in the second quarter of 2007, we incurred costs related to our restructuring actions of $15 million as compared to $13 million in the second quarter of 2006.

Interior

A summary of financial measures for our interior segment is shown below (dollar amounts in millions):

	Three months ended

	June 30, 2007	July 1, 2006

Net sales	$65.7	$926.4
Segment earnings	(0.6)	(34.3)
Margin	(0.9)%	(3.7)%

We substantially completed the divestiture of our interior business in the first quarter of 2007. As a result, there were minimal interior net sales and segment earnings in the second quarter of 2007. See “— Executive Overview” for further information. Interior net sales were $66 million in the second quarter of 2007 as compared to $926 million in the second quarter of 2006. Segment earnings and the related margin on net sales were ($1) million and (0.9%) in the second quarter of 2007 as compared to ($34) million and (3.7)% in the second quarter of 2006. In the second quarter of 2007, we incurred costs related to our restructuring actions of $5 million as compared

LEAR CORPORATION

to $2 million in the second quarter of 2006. The restructuring costs in the current period relate to the closing of a European facility excluded from the IAC Europe Transaction. In addition, we recorded asset impairment charges of $7 million in the second quarter of 2006.

Other

A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Three months ended

	June 30, 2007	July 1, 2006

Net sales	$—	$—
Segment earnings	(66.9)	(62.0)
Margin	N/A	N/A

Our other category includes unallocated corporate and geographic headquarters costs, as well as the elimination of intercompany activity. Corporate and geographic headquarters costs include various support functions, such as information technology, purchasing, corporate finance, legal, executive administration and human resources. Segment earnings related to our other category were ($67) million in the second quarter of 2007 as compared to ($62) million in the second quarter of 2006, largely due to restructuring costs of $3 million, transaction costs related to the Merger Agreement of $2 million and costs related to the divestiture of our interior business of $2 million incurred in the second quarter of 2007.

Six Months Ended June 30, 2007 vs. Six Months Ended July 1, 2006

Net sales in the first six months of 2007 were $8.6 billion as compared to $9.5 billion in the first six months of 2006, a decrease of $927 million or 9.8%. The divestiture of our interior business and lower production in North America negatively impacted net sales by $1,049 million and $624 million, respectively. These decreases were partially offset by the benefit of new business, primarily outside of North America, and the impact of net foreign exchange rate fluctuations, which increased net sales by $546 million and $288 million, respectively.

Gross profit and gross margin were $649 million and 7.6% in the first half of 2007 as compared to $503 million and 5.3% in the first half of 2006. New business, primarily outside of North America, favorably impacted gross profit by $81 million. The benefit of our restructuring actions and other productivity initiatives were partially offset by lower production in North America and the impact of net selling price reductions.

Selling, general and administrative expenses, including research and development, were $269 million in the six months ended June 30, 2007, as compared to $336 million in the six months ended July 1, 2006. As a percentage of net sales, selling, general and administrative expenses were 3.1% and 3.5% in the first half of 2007 and 2006, respectively. The decrease in selling, general and administrative expenses was largely due to a curtailment gain of $36 million related to our decision to freeze our U.S. salaried pension plan, a reduction in engineering and tooling costs, the divestiture of our interior business and the benefit of our restructuring actions and other cost improvement initiatives. These decreases were partially offset by transaction costs related to the Merger Agreement of $12 million.

Interest expense was $103 million in the first six months of 2007 as compared to $101 million in the first six months of 2006. The impact of higher interest rates on our primary credit facility and refinanced senior notes were largely offset by lower debt balances.

Other expense, which includes state and local non-income taxes, foreign exchange gains and losses, fees associated with our asset-backed securitization and factoring facilities, minority interests in consolidated subsidiaries, equity in net income (loss) of affiliates, gains and losses on the sales of assets and other miscellaneous income and expense, was $25 million in the first half of 2007 as compared to $17 million in the first half of 2006. In the first half of 2007, we recognized a loss of $4 million related to the acquisition of the minority interest in an affiliate. In the first half of 2006, we recognized gains of $27 million related to the sales of our interests in two affiliates. Other expense was also negatively impacted by increases in minority interests in consolidated subsidiaries and state and local non-income taxes. These increases were offset by favorable foreign exchange and the improved performance of certain of our unconsolidated affiliates, which favorably impacted other expense by $21 million and $13 million, respectively.

The provision for income taxes was $53 million in the first six months of 2007, representing an effective tax rate of 23.3%, as compared to $38 million in the first six months of 2006, representing an effective tax rate of 81.4%. The provision for income taxes in the first six months of 2007 was impacted by costs of $35 million related to the divestiture of our interior business, a significant

LEAR CORPORATION

portion of which provided no tax benefit as it was incurred in the United States. The provision was also impacted by a portion of our restructuring charges and costs related to the Merger Agreement, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. This was offset by the impact of the U.S. salaried pension plan curtailment gain of $36 million, for which no tax expense was provided as it was incurred in the United States, and the impact of a one-time tax benefit of $13 million related to a reversal of a valuation allowance in a European subsidiary. Excluding these items, the effective tax rate in the first six months of 2007 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, foreign valuation allowances, the U.S. valuation allowance, tax credits, income tax incentives and other permanent items. Further, our current and future provision for income taxes is significantly impacted by the recognition of valuation allowances in certain countries, particularly the United States. We intend to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Our future income tax expense will include no tax benefit with respect to U.S. losses and no tax expense with respect to U.S. income until the allowance is eliminated. Accordingly, income taxes are impacted by the U.S. valuation allowance and the mix of earnings among jurisdictions. The provision for income taxes in the first six months of 2006 includes a one-time tax benefit of $5 million resulting from a tax audit resolution, court rulings in certain jurisdictions, the merger of two foreign entities and changes in tax laws in certain jurisdictions. The provision was also impacted by gains on the sales of our interests in two affiliates, for which no tax expense was recognized, and a portion of our restructuring and impairment charges, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries.

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share-Based Payment.” As a result, we recognized a cumulative effect of a change in accounting principle of $3 million in the first six months of 2006 related to a change in accounting for forfeitures. For further information, see Note 4, “Stock-Based Compensation,” to the accompanying condensed consolidated financial statements.

Net income in the first six months of 2007 was $174 million, or $2.22 per diluted share, as compared to $12 million, or $0.17 per diluted share, in the first six months of 2006, for the reasons described above.

Reportable Operating Segments

Historically, we have had three reportable operating segments: seating, which includes seat systems and the components thereof; electrical and electronic, which includes electrical distribution systems and electronic products, primarily wire harnesses, junction boxes and connecting systems, interior control and entertainment systems and wireless systems; and interior, which has been substantially divested, which included instrument panels and cockpit systems, headliners and overhead systems, door panels, flooring and acoustic systems and other interior products. For further information related to our interior business, see Note 3, “Divestiture of Interior Business,” to the accompanying condensed consolidated financial statements. The financial information presented below is for our three reportable operating segments and our other category for the periods presented. The other category includes unallocated costs related to corporate headquarters, geographic headquarters and the elimination of intercompany activities, none of which meets the requirements of being classified as an operating segment. Corporate and geographic headquarters costs include various support functions, such as information technology, purchasing, corporate finance, legal, executive administration and human resources. Financial measures regarding each segment’s income (loss) before goodwill impairment charge, divestiture of Interior business, interest expense, other expense, provision for income taxes and cumulative effect of a change in accounting principle (“segment earnings”) and segment earnings divided by net sales (“margin”) are not measures of performance under accounting principles generally accepted in the United States (“GAAP”). Segment earnings and the related margin are used by management to evaluate the performance of our reportable operating segments. Segment earnings should not be considered in isolation or as a substitute for net income, net cash provided by operating activities or other income statement or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, segment earnings, as we determine it, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated segment earnings to consolidated income before provision for income taxes and cumulative effect of a change in accounting principle, see Note 18, “Segment Reporting,” to the accompanying condensed consolidated financial statements.

Seating

A summary of financial measures for our seating segment is shown below (dollar amounts in millions):

	Six months ended

	June 30, 2007	July 1, 2006

Net sales	$6,258.7	$6,088.6
Segment earnings	435.9	297.4
Margin	7.0%	4.9%

LEAR CORPORATION

Seating net sales were $6.3 billion in the first half of 2007 as compared to $6.1 billion in the first half of 2006, an increase of $170 million or 2.8%. The benefit of new business, primarily outside of North America, and the impact of net foreign exchange rate fluctuations favorably impacted net sales by $490 million and $219 million, respectively. These increases were partially offset by lower production in North America. Segment earnings and the related margin on net sales were $436 million and 7.0% in the first six months of 2007 as compared to $297 million and 4.9% in the first six months of 2006. The improvement in segment earnings was largely due to favorable cost performance from our restructuring actions and other productivity initiatives, selective vertical integration of certain seat components and the addition of new business, primarily outside of North America. These increases were partially offset by lower production in North America. In addition, in the first half of 2007, we incurred costs related to our restructuring actions of $7 million as compared to $20 million in the first half of 2006.

Electrical and Electronic

A summary of financial measures for our electrical and electronic segment is shown below (dollar amounts in millions):

	Six months ended

	June 30, 2007	July 1, 2006

Net sales	$1,613.8	$1,575.0
Segment earnings	41.0	91.2
Margin	2.5%	5.8%

Electrical and electronic net sales were $1.6 billion in the first half of 2007 and 2006. The impact of net foreign exchange rate fluctuations and the benefit of new business outside of North America favorably impacted net sales by $62 million and $50 million, respectively. These increases were partially offset by lower production in North America and the impact of net selling price reductions. Segment earnings and the related margin on net sales were $41 million and 2.5% in the first six months of 2007 as compared to $91 million and 5.8% in the first six months of 2006. The reduction in segment earnings was largely due to the impact of net selling price reductions, lower production and the roll-off of two programs in North America, as well as litigation costs and other commercial claims. These decreases were partially offset by favorable cost performance from our restructuring actions and other productivity initiatives. In addition, in the first half of 2007, we incurred costs related to our restructuring actions of $35 million as compared to $15 million in the first half of 2006.

Interior

A summary of financial measures for our interior segment is shown below (dollar amounts in millions):

	Six months ended

	June 30, 2007	July 1, 2006

Net sales	$688.9	$1,825.1
Segment earnings	8.2	(93.8)
Margin	1.2%	(5.1)%

We substantially completed the divestiture of our interior business in the first quarter of 2007. See “— Executive Overview” for further information. Interior net sales were $689 million in the first half of 2007 as compared to $1,825 million in the first half of 2006. Segment earnings and the related margin on net sales were $8 million and 1.2% in the first six months of 2007 as compared to ($94) million and (5.1)% in the first six months of 2006. In the first half of 2007, we incurred costs related to our restructuring actions of $5 million as compared to $9 million in the first half of 2006. In addition, we recorded asset impairment charges of $9 million in the first half of 2006.

LEAR CORPORATION

Other

A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Six months ended

	June 30, 2007	July 1, 2006

Net sales	$—	$—
Segment earnings	(105.9)	(127.4)
Margin	N/A	N/A

Our other category includes unallocated corporate and geographic headquarters costs, as well as the elimination of intercompany activity. Corporate and geographic headquarters costs include various support functions, such as information technology, purchasing, corporate finance, legal, executive administration and human resources. Segment earnings related to our other category were ($106) million in the first six months of 2007 as compared to ($127) million in the first six months of 2006, largely due to a curtailment gain of $36 million related to our decision to freeze our U.S. salaried pension plan, partially offset by transaction costs related to the Merger Agreement of $12 million and restructuring costs of $4 million. Costs related to the divestiture of our interior business of $8 million were largely offset by our restructuring and other cost improvement actions.

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

We currently expect to incur pretax costs of approximately $300 million in connection with the restructuring actions through 2007, although all aspects of the restructuring actions have not been finalized. Through the first half of 2007, approximately $255 million of restructuring costs had been incurred. Such costs include employee termination benefits, asset impairment charges and contract termination costs, as well as other incremental costs resulting from the restructuring actions. These incremental costs principally include equipment and personnel relocation costs. We also expect to incur incremental manufacturing inefficiency costs at the operating locations impacted by the restructuring actions during the related restructuring implementation period. Restructuring costs are recognized in our consolidated financial statements in accordance with accounting principles generally accepted in the United States. Generally, charges are recorded as elements of the restructuring strategy are finalized. Actual costs recorded in our consolidated financial statements may vary from current estimates.

In connection with our restructuring actions, we recorded restructuring and related manufacturing inefficiency net charges of $51 million in the first six months of 2007, including $43 million recorded as cost of sales and $8 million recorded as selling, general and administrative expenses. Restructuring activities resulted in cash expenditures of $67 million in the first half of 2007. The 2007 charges consist of employee termination benefits of $42 million, asset impairment charges of $7 million, net contract termination costs of $(7) million (including a net pension and other postretirement benefit plan curtailment gain of $12 million) and other costs of $4 million. We also estimate that we incurred approximately $5 million in manufacturing inefficiency costs during this period as a result of the restructuring. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations. Asset impairment charges relate to the disposal of machinery and equipment with carrying values of $7 million in excess of related estimated fair values. Contract termination costs include lease cancellation costs, the repayment of various government-sponsored grants and the net pension and other postretirement benefit plan curtailment gain. Restructuring costs in 2007 are estimated to be approximately $100 million.

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

LEAR CORPORATION

Cash Flow

Cash provided by operating activities was $248 million in the first six months of 2007 as compared to $114 million in the first six months of 2006. The increase in operating cash flow was due, in part, to the improvement in net income between periods. Additionally, the net change in working capital items resulted in an increase of $103 million in operating cash flow between periods. These increases were partially offset by the net change in recoverable customer engineering and tooling which resulted in a decrease of $82 million in cash provided by operating activities between periods. Increases in accounts receivable and accounts payable used cash of $577 million and generated cash of $339 million, respectively, in the first six months of 2007, reflecting an increase in net sales and the timing of payments received from our customers and made to our suppliers.

Cash used in investing activities was $154 million in the first six months of 2007 as compared to $218 million in the first six months of 2006. This decrease reflects a decline of $116 million in capital expenditures, partially offset by cash used of $56 million related to the divestiture of our interior business. In 2006, an increase in restricted cash of $69 million was partially offset by cash received of $35 million related to the sales of our interests in two affiliates. The restricted cash represented proceeds raised under our primary credit facility for the repurchase of senior notes. Capital expenditures in 2007 are estimated at approximately $235 million.

Cash flows from financing activities were a use of cash of $27 million in the first six months of 2007 as compared to a source of cash of $109 million in the first six months of 2006. The use of cash in the current period reflected ordinary course debt repayments; the source of cash in the 2006 period was largely due to the refinancing of our primary credit facility and certain senior notes.

Capitalization

In addition to cash provided by operating activities, we utilize a combination of available credit facilities to fund our capital expenditures and working capital requirements. For the six months ended June 30, 2007 and July 1, 2006, our average outstanding debt balance, as of the end of each fiscal quarter, was $2.5 billion and $2.3 billion, respectively. The weighted average long-term interest rate, including rates under our committed credit facility and the effect of hedging activities, was 7.6% and 7.0% for the respective periods.

In addition, we utilize uncommitted lines of credit as needed for our short-term working capital fluctuations. For the six months ended June 30, 2007 and July 1, 2006, our average outstanding unsecured short-term debt balance, as of the end of each fiscal quarter, was $20 million and $18 million, respectively. The weighted average short-term interest rate, including the effect of hedging activities, was 4.6% for both periods. The availability of uncommitted lines of credit may be affected by our financial performance, credit ratings and other factors. See “— Off-Balance Sheet Arrangements” and “— Accounts Receivable Factoring.”

Primary Credit Facility

Our primary credit facility consists of an amended and restated credit and guarantee agreement, which provides for maximum revolving borrowing commitments of $1.7 billion and a term loan facility of $1.0 billion. The $1.7 billion revolving credit facility matures on March 23, 2010, and the $1.0 billion term loan facility matures on April 25, 2012. As of June 30, 2007 we had $994 million in borrowings outstanding under our primary credit facility, all of which were outstanding under the term loan facility. There were no revolving borrowings outstanding and $103 million was committed under outstanding letters of credit as of June 30, 2007.

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

The primary credit facility contains certain affirmative and negative covenants, including (i) limitations on fundamental changes involving us or our subsidiaries, asset sales and restricted payments, (ii) a limitation on indebtedness with a maturity shorter than the term loan facility, (iii) a limitation on aggregate subsidiary indebtedness to an amount which is no more than 4% of consolidated total assets, (iv) a limitation on aggregate secured indebtedness to an amount which is no more than $100 million and (v) requirements that we maintain a leverage ratio of not more than 3.75 to 1, as of June 30, 2007, with decreases over time and an interest coverage ratio of not less than 2.50 to 1 with increases over time.

The leverage and interest coverage ratios, as well as the related components of their computation, are defined in the primary credit facility. The leverage ratio is calculated as the ratio of consolidated indebtedness to consolidated operating profit. For the purpose of the covenant calculation, (i) consolidated indebtedness is generally defined as reported debt, net of cash and excludes transactions related to our asset-backed securitization and factoring facilities and (ii) consolidated operating profit is generally defined as net income excluding income taxes, interest expense, depreciation and amortization expense, other income and expense, minority interests

LEAR CORPORATION

in income of subsidiaries in excess of net equity earnings in affiliates, certain restructuring and other non-recurring charges, extraordinary gains and losses and other specified non-cash items. Consolidated operating profit is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under our primary credit facility. The interest coverage ratio is calculated as the ratio of consolidated operating profit to consolidated interest expense. For the purpose of the covenant calculation, consolidated interest expense is generally defined as interest expense plus any discounts or expenses related to our asset-backed securitization facility less amortization of deferred finance fees and interest income. As of June 30, 2007, we were in compliance with all covenants set forth in the primary credit facility. Our leverage and interest coverage ratios were 1.9 to 1 and 5.0 to 1, respectively.

Reconciliations of (i) consolidated indebtedness to reported debt, (ii) consolidated operating profit to income before provision for income taxes and (iii) consolidated interest expense to reported interest expense are shown below (in millions):

June 30, 2007

Consolidated indebtedness	$1,897.4
Cash and cash equivalents	565.2

Reported debt	$2,462.6

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007

Consolidated operating profit	$320.7	$587.3
Depreciation and amortization	(75.7)	(150.2)
Consolidated interest expense	(46.6)	(91.9)
Costs related to divestiture of Interior business	(1.1)	(34.9)
Other expense, net (excluding certain amounts related to asset-backed securitization facility)	(0.1)	(26.4)
Restructuring charges	(34.8)	(50.6)
Other excluded items	(2.4)	24.6
Other non-cash items	(16.1)	(31.7)

Income before provision for income taxes and cumulative effect of a change in accounting principle	$143.9	$226.2

Consolidated interest expense	$46.6	$91.9
Certain amounts related to asset-backed securitization facility	(0.2)	1.1
Amortization of deferred financing fees	2.3	4.6
Bank facility and other fees	2.6	5.2

Reported interest expense	$51.3	$102.8

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

Senior Notes

In addition to borrowings outstanding under our primary credit facility, as of June 30, 2007, we had $1.4 billion of senior notes outstanding, consisting primarily of $300 million aggregate principal amount of senior notes due 2013, $600 million aggregate principal amount of senior notes due 2016, $399 million aggregate principal amount of senior notes due 2014, $1 million accreted value of zero-coupon convertible senior notes due 2022, Euro 56 million (approximately $75 million based on the exchange rate in effect as of June 30, 2007) aggregate principal amount of senior notes due 2008 and $41 million aggregate principal amount of senior notes due 2009.

LEAR CORPORATION

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

Our senior notes contain covenants restricting our ability to incur liens and to enter into sale and leaseback transactions. As of June 30, 2007, we were in compliance with all covenants and other requirements set forth in our senior notes.

The senior notes due 2013 and 2016 (having an aggregate principal amount outstanding of $900 million as of June 30, 2007) provide holders of the notes the right to require us to repurchase all or any part of their notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a “change of control” (as defined in the indenture governing the notes). The indentures governing our other senior notes do not contain a change of control repurchase obligation.

Scheduled cash interest payments on our outstanding debt are $94 million in the last six months of 2007.

For further information related to our senior notes described above, see Note 8, “Long-Term Debt,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Off-Balance Sheet Arrangements

Asset-Backed Securitization Facility

We have in place an asset-backed securitization facility (the “ABS facility”), which provides for maximum purchases of adjusted accounts receivable of $150 million. There were no accounts receivable sold under this facility in the first six months of 2007. As of July 1, 2006, accounts receivable of $150 million were sold under this facility. The level of funding utilized under this facility is based on the credit ratings of our major customers, the level of aggregate accounts receivable in a specific month and our funding requirements. Should our major customers experience further reductions in their credit ratings, we may be unable or choose not to utilize the ABS facility in the future. Should this occur, we would utilize our primary credit facility to replace the funding currently provided by the ABS facility. In addition, the ABS facility providers can elect to discontinue the program in the event that our senior secured debt credit rating declines to below B- or B3 by Standard & Poor’s Ratings Services or Moody’s Investors Service, respectively.

Guarantees and Commitments

We guarantee certain of the debt of some of our unconsolidated affiliates. The percentages of debt guaranteed of these entities are based on our ownership percentages. As of June 30, 2007, the aggregate amount of debt guaranteed was approximately $17 million.

Under the agreement governing the divestiture of our North American interior business, we have agreed to fund up to an additional $40 million to IAC, in the event that IAC does not meet certain financial targets in 2007. For further information regarding the divestiture, see the Purchase Agreement, LLC Agreement and related documents, which are incorporated by reference as exhibits to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

Accounts Receivable Factoring

Certain of our European and Asian subsidiaries periodically factor their accounts receivable with financial institutions. Such receivables are factored without recourse to us and are excluded from accounts receivable in the condensed consolidated balance sheets. As of June 30, 2007 and December 31, 2006, the amount of factored receivables was $269 million and $256 million, respectively. We cannot provide any assurances that these factoring facilities will be available or utilized in the future.

Credit Ratings

The credit ratings below are not recommendations to buy, sell or hold our securities and are subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

The credit ratings of our senior secured and unsecured debt as of the date of this Report are shown below. Following the announcement of the Merger Agreement with affiliates of American Real Estate Partners, L.P., Standard & Poor’s Ratings Services lowered our corporate credit rating to B from B+ and the credit rating on our unsecured debt to CCC+ from B-. Following the announcement that the Merger Agreement terminated, our corporate credit rating was raised to B+ from B. The credit rating on our senior secured debt was raised to BB– from B+, and the credit rating on our senior unsecured debt was raised to B– from CCC+.

LEAR CORPORATION

For our senior secured debt, the ratings of Standard & Poor’s Ratings Services and Moody’s Investors Service are three and five levels below investment grade, respectively. For our senior unsecured debt, the ratings of Standard & Poor’s Ratings Services and Moody’s Investors Service are six levels below investment grade.

	Standard & Poor’s Ratings Services	Moody’s Investors Service

Credit rating of senior secured debt	BB–	B2
Corporate rating	B+	B2
Credit rating of senior unsecured debt	B–	B3
Ratings outlook	Negative	Stable

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

Our most significant foreign currency transactional exposures relate to the Mexican peso, as well as the Euro and other European currencies. We have performed a quantitative analysis of our overall currency rate exposure as of June 30, 2007. The potential earnings benefit related to net transactional exposures from a hypothetical 10% strengthening of the U.S. dollar relative to all other currencies for a twelve-month period is approximately $7 million. The potential earnings benefit related to net transactional exposures from a similar strengthening of the Euro relative to all other currencies for a twelve-month period is approximately $5 million.

As of June 30, 2007, foreign exchange contracts representing $510 million of notional amount were outstanding with maturities of less than twelve months. As of June 30, 2007, the fair market value of these contracts was approximately $12 million. A 10% change in the value of the U.S. dollar relative to all other currencies would result in a $14 million change in the aggregate fair market value of these contracts. A 10% change in the value of the Euro relative to all other currencies would result in a $16 million change in the aggregate fair market value of these contracts.

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

Interest Rates

We use a combination of fixed and variable rate debt and interest rate swap contracts to manage our exposure to interest rate movements. Our exposure to variable interest rates on outstanding variable rate debt instruments indexed to United States or European Monetary Union short-term money market rates is partially managed by the use of interest rate swap contracts to convert

LEAR CORPORATION

certain variable rate debt obligations to fixed rate, matching effective and maturity dates to specific debt instruments. From time to time, we also utilize interest rate swap contracts to convert certain fixed rate debt obligations to variable rate, matching effective and maturity dates to specific debt instruments. All of our interest rate swap contracts are executed with banks that we believe are creditworthy and are denominated in currencies that match the underlying debt instrument. Net interest payments or receipts from interest rate swap contracts are included as adjustments to interest expense in our consolidated statements of operations on an accrual basis.

We have performed a quantitative analysis of our overall interest rate exposure as of June 30, 2007. This analysis assumes an instantaneous 100 basis point parallel shift in interest rates at all points of the yield curve. The potential adverse earnings impact from this hypothetical increase for a twelve-month period is approximately $4 million.

As of June 30, 2007, interest rate swap contracts representing $800 million of notional amount were outstanding with maturity dates of August 2007 through September 2011. All of these contracts are designated as cash flow hedges and modify the variable rate characteristics of our variable rate debt instruments. The fair market value of all interest rate swap contracts is subject to changes in value due to changes in interest rates. As of June 30, 2007, the fair market value of these contracts was less than $1 million. A 100 basis point parallel shift in interest rates would result in a $12 million change in the aggregate fair market value of these contracts.

Commodity Prices

We have commodity price risk with respect to purchases of certain raw materials, including steel, leather, resins, chemicals, copper and diesel fuel. In limited circumstances, we have used financial instruments to mitigate this risk. Raw material, energy and commodity costs generally remained high in the first half of 2007 and continue to negatively impact our operating results.

We have developed and implemented strategies to mitigate or partially offset the impact of higher raw material, energy and commodity costs, which include aggressive cost reduction actions, the utilization of our cost technology optimization process, the selective in-sourcing of components where we have available capacity, the continued consolidation of our supply base, longer-term purchase commitments and the acceleration of low-cost country sourcing and engineering. However, due to the magnitude and duration of the increased raw material, energy and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers, offset only a portion of the adverse impact. In addition, higher crude oil prices can indirectly impact our operating results by adversely affecting demand for certain of our key light truck and SUV platforms. We expect that high raw material, energy and commodity costs will continue to have an adverse impact on our operating results in the foreseeable future. See “— Forward-Looking Statements” and Item 1A, “Risk Factors – High raw material costs may continue to have a significant adverse impact on our profitability,” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Derivative instruments, utilized to mitigate a portion of this risk, include financially settled forward, swap and option contracts to reduce our exposure to fluctuations in commodity prices. All derivative instruments are currently designated as cash flow hedges. As of June 30, 2007 the fair market value of these commodity instruments was $1 million with maturity dates through December 2008. A 10% parallel worsening of the respective commodity curves would have a potential adverse earnings impact of $3 million.

OTHER MATTERS

Legal and Environmental Matters

We are involved from time to time in legal proceedings and claims, including, without limitation, commercial or contractual disputes with our suppliers, competitors and customers. These disputes vary in nature and are usually resolved by negotiations between the parties.

On January 26, 2004, we filed a patent infringement lawsuit against Johnson Controls Inc. and Johnson Controls Interiors LLC (together, “JCI”) in the U.S. District Court for the Eastern District of Michigan alleging that JCI’s garage door opener products infringed certain of our radio frequency transmitter patents. JCI counterclaimed seeking a declaratory judgment that the subject patents are invalid and unenforceable, and that JCI is not infringing these patents. JCI also has filed motions for summary judgment asserting that its garage door opener products do not infringe our patents and that one of our patents is invalid and unenforceable. We are pursuing our claims against JCI. A trial date has not been scheduled.

After we filed our patent infringement action against JCI, affiliates of JCI sued one of our vendors and certain of the vendor’s employees in Ottawa County, Michigan Circuit Court on July 8, 2004, alleging misappropriation of trade secrets and disclosure of confidential information. The suit alleges that the defendants misappropriated and shared with us trade secrets involving JCI’s universal garage door opener product. JCI seeks to enjoin the defendants from selling or attempting to sell a competing product, as well as compensatory damages and attorney fees. We are not a defendant in this lawsuit; however, the agreements between us and the

LEAR CORPORATION

defendants contain customary indemnification provisions. We do not believe that our garage door opener product benefited from any allegedly misappropriated trade secrets or technology. However, JCI has sought discovery of certain information which we believe is confidential and proprietary, and we have intervened in the case as a non-party for the limited purpose of protecting our rights with respect to JCI’s discovery efforts. The trial has been rescheduled to November 2007.

On June 13, 2005, The Chamberlain Group (“Chamberlain”) filed a lawsuit against us and Ford Motor Company (“Ford”) in the Northern District of Illinois alleging patent infringement. Two counts were asserted against us and Ford based upon two Chamberlain rolling-code garage door opener system patents. Two additional counts were asserted against Ford only (not us) based upon different Chamberlain patents. The Chamberlain lawsuit was filed in connection with the marketing of our universal garage door opener system, which competes with a product offered by JCI. JCI obtained technology from Chamberlain to operate its product. In October 2005, JCI joined the lawsuit as a plaintiff along with Chamberlain. In October 2006, Ford was dismissed from the suit. JCI and Chamberlain have filed a motion for a preliminary injunction, and on March 30, 2007, the Court issued a decision granting plaintiffs’ motion for a preliminary injunction but did not enter an injunction at that time. In response, we filed a motion seeking to stay the effectiveness of any injunction that may be entered and General Motors Corporation (“GM”) moved to intervene. On April 25, 2007, the court granted GM’s motion to intervene, entered a preliminary injunction order that exempts our existing GM programs and denied our motion to stay the effectiveness of the preliminary injunction order pending appeal. On April 27, 2007, we filed our notice of appeal from the granting of the preliminary injunction and the denial of our motion to stay its effectiveness. On May 7, 2007, we filed a motion for stay with the Federal Circuit Court of Appeals, which the court denied on June 6, 2007. The appeal is currently pending before the Federal Circuit Court of Appeals. No trial date has been set by the district court.

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

LEAR CORPORATION

be obtained from the individual plaintiffs for a final settlement to proceed. Since November 2006, we have reached a final settlement with respect to approximately 85% of the plaintiffs involving aggregate payments of $875,000 and are in the process of attempting to resolve the remaining claims.

UTC, the former owner of UT Automotive, and Johnson Electric have each sought indemnification for losses associated with the Mississippi claims from us under the respective acquisition agreements, and we have claimed indemnification from them under the same agreements. In the first quarter of 2006, UTC filed a lawsuit against us in the State of Connecticut Superior Court, District of Hartford, seeking declaratory relief and indemnification from us for the settlement amount, attorney fees, costs and expenses UTC paid in settling and defending the Columbus, Mississippi lawsuits. In the second quarter of 2006, we filed a motion to dismiss this matter and filed a separate action against UTC and Johnson Electric in the State of Michigan, Circuit Court for the County of Oakland, seeking declaratory relief and indemnification from UTC or Johnson Electric for the settlement amount, attorney fees, costs and expenses we have paid, or will pay, in settling and defending the Columbus, Mississippi lawsuits. During the fourth quarter of 2006, UTC agreed to dismiss the lawsuit filed in the State of Connecticut Superior Court, District of Hartford and agreed to proceed with the lawsuit filed in the State of Michigan, Circuit Court for the County of Oakland. During the first quarter of 2007, Johnson Electric and UTC each filed counter-claims against us seeking declaratory relief and indemnification from us for the settlement amount, attorney fees, costs and expenses each has paid or will pay in settling and defending the Columbus, Mississippi lawsuits. All three of the parties to this action have filed motions for summary judgment. On June 14, 2007, UTC’s motion for summary disposition was granted holding that we are obligated to indemnify UTC with respect to the Mississippi lawsuits. Judgment for UTC was entered on July 18, 2007, in the amount of approximately $3 million plus interest. The full amount of the judgment has been recorded in our condensed consolidated financial statements for the three and six months ended June 30, 2007. Lear and Johnson Electric’s motions for summary disposition remain pending and discovery is ongoing. A trial date has been scheduled in November 2007. We intend to vigorously pursue our claims against UTC and Johnson Electric and believe that we are entitled to indemnification from either UTC or Johnson Electric for our losses. However, the ultimate outcome of these matters is unknown.

In April 2006, a former employee of ours filed a purported class action lawsuit in the U.S. District Court for the Eastern District of Michigan against us, members of our Board of Directors, members of our Employee Benefits Committee (the “EBC”) and certain members of our human resources personnel alleging violations of the Employment Retirement Income Security Act (“ERISA”) with respect to our retirement savings plans for salaried and hourly employees. In the second quarter of 2006, we were served with three additional purported class action ERISA lawsuits, each of which contained similar allegations against us, members of our Board of Directors, members of our EBC and certain members of our senior management and our human resources personnel. At the end of the second quarter of 2006, the court entered an order consolidating these four lawsuits as In re: Lear Corp. ERISA Litigation. During the third quarter of 2006, plaintiffs filed their consolidated complaint, which alleges breaches of fiduciary duties substantially similar to those alleged in the four individually filed lawsuits. The consolidated complaint continues to name certain current and former members of the Board of Directors and the EBC and certain members of senior management and adds certain other current and former members of the EBC. The consolidated complaint generally alleges that the defendants breached their fiduciary duties to plan participants in connection with the administration of our retirement savings plans for salaried and hourly employees. The fiduciary duty claims are largely based on allegations of breaches of the fiduciary duties of prudence and loyalty and of over-concentration of plan assets in our common stock. The plaintiffs purport to bring these claims on behalf of the plans and all persons who were participants in or beneficiaries of the plans from October 21, 2004, to the present and seek to recover losses allegedly suffered by the plans. The complaints do not specify the amount of damages sought. During the fourth quarter of 2006, the defendants filed a motion to dismiss all defendants and all counts in the consolidated complaint. During the second quarter of 2007, the court denied defendants’ motion to dismiss. No determination has been made that a class action can be maintained, and there have been no decisions on the merits of the cases. We intend to vigorously defend the consolidated lawsuit.

On March 1, 2007, a purported class action ERISA lawsuit was filed on behalf of participants in our 401(k) plans. The lawsuit was filed in the United States District Court for the Eastern District of Michigan and alleges that we, members of our Board of Directors, and members of the Employee Benefits Committee (collectively, the “Lear Defendants”) breached their fiduciary duties to the participants in the 401(k) plans by approving the Agreement and Plan of Merger (the “Merger Agreement”) with AREP Car Holdings Corp. and AREP Car Acquisition Corp. (collectively the “AREP Entities”). On March 8, 2007, the plaintiff filed a motion for expedited discovery to support a potential motion for preliminary injunction to enjoin the Merger Agreement. The Lear Defendants filed an opposition to the motion for expedited discovery on March 22, 2007. Plaintiff filed a reply on April 11, 2007. On April 18, 2007, the Judge denied plaintiff’s motion for expedited discovery. On March 15, 2007, the plaintiff requested that the case be reassigned to the Judge overseeing In re: Lear Corp. ERISA Litigation (described above). The Lear Defendants sent a letter opposing the reassignment on March 21, 2007. On March 22, 2007, the Lear Defendants filed a motion to dismiss all counts of the complaint against the Lear Defendants. Plaintiff filed his opposition to the motion on April 10, 2007, and the Lear Defendants filed their reply in support on April 20, 2007. The Lear Defendants filed a motion to stay discovery pending resolution of the motion to dismiss on May 11, 2007, Plaintiff responded on May 18, 2007, and the Lear Defendants filed their reply in support on May 23, 2007. On May 25,

LEAR CORPORATION

2007, the Court ruled that all discovery be stayed until it rules on the Lear Defendants’ motion to enjoin the merger, and the Lear Defendants filed their reply on May 4, 2007. The Court denied the motion on June 25, 2007. The parties now await ruling on the Lear Defendants’ motion to Dismiss. We believe that the lawsuit is without merit and intend to defend against it vigorously.

Between February 9, 2007 and February 21, 2007, certain stockholders filed six purported class action lawsuits against us, certain members of our Board of Directors and American Real Estate Partners, L.P. and certain of its affiliates (collectively, “AREP”). Three of the lawsuits were filed in the Delaware Court of Chancery and have since been consolidated into a single action. Three of the lawsuits were filed in Michigan Circuit Court; those too were consolidated into a single action. The class action complaints, which are substantially similar, generally allege that the Merger Agreement unfairly limited the process of selling Lear and that certain members of our Board of Directors have breached their fiduciary duties in connection with the Merger Agreement and have acted with conflicts of interest in approving the Merger Agreement. Amended consolidated complaints filed in the Delaware consolidated action further allege that Lear’s preliminary and definitive proxy statements for the Merger Agreement were misleading and incomplete. The lawsuits sought to enjoin the merger, to invalidate the Merger Agreement, to enjoin the operation of certain provisions of the Merger Agreement, a declaration that certain members of our Board of Directors breached their fiduciary duties in approving the Merger Agreement and an award of unspecified damages or rescission in the event that the proposed merger with AREP was completed. On February 23, 2007, the plaintiffs in the consolidated Delaware action filed a consolidated complaint, a motion for expedited proceedings and a motion to preliminarily enjoin the transactions contemplated by the Merger Agreement. On March 27, 2007, the plaintiffs in the consolidated Delaware action filed an amended complaint. On May 9, 2007, the court overseeing the consolidated Michigan action granted our motion to dismiss the action without prejudice in favor of the prior-filed Delaware action. The plaintiffs in the Michigan action moved to reconsider that order. On July 25, 2007, the court in the Michigan action denied plaintiffs’ motion for reconsideration. The court overseeing the consolidated Delaware action held a hearing on the plaintiffs’ motion for preliminary injunction on June 8, 2007. On June 15, 2007, the Delaware court issued an order entering a limited injunction of Lear’s planned shareholder vote until the Company made supplemental proxy disclosure. That supplemental proxy disclosure was approved by the Delaware court and made on June 18, 2007. On June 26, 2007, the Delaware court granted the plaintiffs’ motion for leave to file a second amended complaint. A trial is scheduled for the fourth quarter of 2007. We believe that the lawsuits are without merit and intend to defend against them vigorously.

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

Significant Accounting Policies and Critical Accounting Estimates

Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, they are subject to an inherent degree of uncertainty. As a result, actual results in these areas may differ significantly from our estimates. For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies and Critical Accounting Estimates,” and Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no significant changes in our significant accounting policies or critical accounting estimates during the first six months of 2007.

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

LEAR CORPORATION

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

LEAR CORPORATION

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. The words “will,” “may,” “designed to,” “outlook,” “believes,” “should,” “anticipates,” “plans,” “expects,” “intends,” “estimates” and similar expressions identify these forward-looking statements. All statements contained or incorporated in this Report which address operating performance, events or developments that we expect or anticipate may occur in the future, including statements related to business opportunities, awarded sales contracts, sales backlog and on-going commercial arrangements or statements expressing views about future operating results, are forward-looking statements. Important factors, risks and uncertainties that may cause actual results to differ from those expressed in our forward-looking statements include, but are not limited to:

•	general economic conditions in the markets in which we operate, including changes in interest rates or currency exchange rates;

•	the financial condition of our customers or suppliers;

•	fluctuations in the production of vehicles for which we are a supplier;

•	disruptions in the relationships with our suppliers;

•	labor disputes involving us or our significant customers or suppliers or that otherwise affect us;

•	our ability to achieve cost reductions that offset or exceed customer-mandated selling price reductions;

•	the outcome of customer productivity negotiations;

•	the impact and timing of program launch costs;

•	the costs and timing of facility closures, business realignment or similar actions;

•	increases in our warranty or product liability costs;

•	risks associated with conducting business in foreign countries;

•	competitive conditions impacting our key customers and suppliers;

•	raw material costs and availability;

•	our ability to mitigate the significant impact of increases in raw material, energy and commodity costs;

•	the outcome of legal or regulatory proceedings to which we are or may become a party;

•	unanticipated changes in cash flow, including our ability to align our vendor payment terms with those of our customers;

•	the success of our restructuring initiative; and

•	other risks, described in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2006, and from time to time in our other SEC filings.

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

(b)	Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

LEAR CORPORATION

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

Commercial Disputes

We are involved from time to time in legal proceedings and claims, including, without limitation, commercial or contractual disputes with our suppliers, competitors and customers. These disputes vary in nature and are usually resolved by negotiations between the parties.

On January 26, 2004, we filed a patent infringement lawsuit against Johnson Controls Inc. and Johnson Controls Interiors LLC (together, “JCI”) in the U.S. District Court for the Eastern District of Michigan alleging that JCI’s garage door opener products infringed certain of our radio frequency transmitter patents. JCI counterclaimed seeking a declaratory judgment that the subject patents are invalid and unenforceable, and that JCI is not infringing these patents. JCI also has filed motions for summary judgment asserting that its garage door opener products do not infringe our patents and that one of our patents is invalid and unenforceable. We are pursuing our claims against JCI. A trial date has not been scheduled.

After we filed our patent infringement action against JCI, affiliates of JCI sued one of our vendors and certain of the vendor’s employees in Ottawa County, Michigan Circuit Court on July 8, 2004, alleging misappropriation of trade secrets and disclosure of confidential information. The suit alleges that the defendants misappropriated and shared with us trade secrets involving JCI’s universal garage door opener product. JCI seeks to enjoin the defendants from selling or attempting to sell a competing product, as well as compensatory damages and attorney fees. We are not a defendant in this lawsuit; however, the agreements between us and the defendants contain customary indemnification provisions. We do not believe that our garage door opener product benefited from any allegedly misappropriated trade secrets or technology. However, JCI has sought discovery of certain information which we believe is confidential and proprietary, and we have intervened in the case as a non-party for the limited purpose of protecting our rights with respect to JCI’s discovery efforts. The trial has been rescheduled to November 2007.

On June 13, 2005, The Chamberlain Group (“Chamberlain”) filed a lawsuit against us and Ford Motor Company (“Ford”) in the Northern District of Illinois alleging patent infringement. Two counts were asserted against us and Ford based upon two Chamberlain rolling-code garage door opener system patents. Two additional counts were asserted against Ford only (not us) based upon different Chamberlain patents. The Chamberlain lawsuit was filed in connection with the marketing of our universal garage door opener system, which competes with a product offered by JCI. JCI obtained technology from Chamberlain to operate its product. In October 2005, JCI joined the lawsuit as a plaintiff along with Chamberlain. In October 2006, Ford was dismissed from the suit. JCI and Chamberlain have filed a motion for a preliminary injunction, and on March 30, 2007, the Court issued a decision granting plaintiffs’ motion for a preliminary injunction but did not enter an injunction at that time. In response, we filed a motion seeking to stay the effectiveness of any injunction that may be entered and General Motors Corporation (“GM”) moved to intervene. On April 25, 2007, the court granted GM’s motion to intervene, entered a preliminary injunction order that exempts our existing GM programs and denied our motion to stay the effectiveness of the preliminary injunction order pending appeal. On April 27, 2007, we filed our notice of appeal from the granting of the preliminary injunction and the denial of our motion to stay its effectiveness. On May 7, 2007, we filed a motion for stay with the Federal Circuit Court of Appeals, which the court denied on June 6, 2007. The appeal is currently pending before the Federal Circuit Court of Appeals. No trial date has been set by the district court.

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

LEAR CORPORATION

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

UTC, the former owner of UT Automotive, and Johnson Electric have each sought indemnification for losses associated with the Mississippi claims from us under the respective acquisition agreements, and we have claimed indemnification from them under the same agreements. In the first quarter of 2006, UTC filed a lawsuit against us in the State of Connecticut Superior Court, District of Hartford, seeking declaratory relief and indemnification from us for the settlement amount, attorney fees, costs and expenses UTC paid in settling and defending the Columbus, Mississippi lawsuits. In the second quarter of 2006, we filed a motion to dismiss this matter and filed a separate action against UTC and Johnson Electric in the State of Michigan, Circuit Court for the County of Oakland, seeking declaratory relief and indemnification from UTC or Johnson Electric for the settlement amount, attorney fees, costs and expenses we have paid, or will pay, in settling and defending the Columbus, Mississippi lawsuits. During the fourth quarter of 2006, UTC agreed to dismiss the lawsuit filed in the State of Connecticut Superior Court, District of Hartford and agreed to proceed with the lawsuit filed in the State of Michigan, Circuit Court for the County of Oakland. During the first quarter of 2007, Johnson Electric and UTC each filed counter-claims against us seeking declaratory relief and indemnification from us for the settlement amount, attorney fees, costs and expenses each has paid or will pay in settling and defending the Columbus, Mississippi lawsuits. All three of the parties to this action have filed motions for summary judgment. On June 14, 2007, UTC’s motion for summary disposition was granted holding that we are obligated to indemnify UTC with respect to the Mississippi lawsuits. Judgment for UTC was entered on July 18, 2007, in the amount of approximately $3 million plus interest. The full amount of the judgment has been recorded in our condensed consolidated financial statements for the three and six months ended June 30, 2007. Lear and Johnson Electric’s motions for summary disposition remain pending and discovery is ongoing. A trial date has been scheduled in November 2007. We intend to vigorously pursue our claims against UTC and Johnson Electric and believe that we are entitled to indemnification from either UTC or Johnson Electric for our losses. However, the ultimate outcome of these matters is unknown.

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

In April 2006, a former employee of ours filed a purported class action lawsuit in the U.S. District Court for the Eastern District of Michigan against us, members of our Board of Directors, members of our Employee Benefits Committee (the “EBC”) and certain members of our human resources personnel alleging violations of the Employment Retirement Income Security Act (“ERISA”) with respect to our retirement savings plans for salaried and hourly employees. In the second quarter of 2006, we were served with three additional purported class action ERISA lawsuits, each of which contained similar allegations against us, members of our Board of Directors, members of our EBC and certain members of our senior management and our human resources personnel. At the end of the second quarter of 2006, the court entered an order consolidating these four lawsuits as In re: Lear Corp. ERISA Litigation. During the third quarter of 2006, plaintiffs filed their consolidated complaint, which alleges breaches of fiduciary duties substantially similar to those alleged in the four individually filed lawsuits. The consolidated complaint continues to name certain current and former members of the Board of Directors and the EBC and certain members of senior management and adds certain other current and former members of the EBC. The consolidated complaint generally alleges that the defendants breached their fiduciary duties to plan participants in connection with the administration of our retirement savings plans for salaried and hourly employees. The fiduciary duty claims are largely based on allegations of breaches of the fiduciary duties of prudence and loyalty and of over-concentration of plan assets in our common stock. The plaintiffs purport to bring these claims on behalf of the plans and all persons who were participants in or beneficiaries of the plans from October 21, 2004, to the present and seek to recover losses allegedly suffered by the plans. The complaints do not specify the amount of damages sought. During the fourth quarter of 2006, the defendants filed a motion to dismiss all defendants and all counts in the consolidated complaint. During the second quarter of 2007, the court denied defendants’ motion to dismiss. No determination has been made that a class action can be maintained, and there have been no decisions on the merits of the cases. We intend to vigorously defend the consolidated lawsuit.

On March 1, 2007, a purported class action ERISA lawsuit was filed on behalf of participants in our 401(k) plans. The lawsuit was filed in the United States District Court for the Eastern District of Michigan and alleges that we, members of our Board of Directors, and members of the Employee Benefits Committee (collectively, the “Lear Defendants”) breached their fiduciary duties to the participants in the 401(k) plans by approving the Agreement and Plan of Merger (the “Merger Agreement”) with AREP Car Holdings Corp. and AREP Car Acquisition Corp. (collectively the “AREP Entities”). On March 8, 2007, the plaintiff filed a motion for expedited discovery to support a potential motion for preliminary injunction to enjoin the Merger Agreement. The Lear Defendants filed an opposition to the motion for expedited discovery on March 22, 2007. Plaintiff filed a reply on April 11, 2007. On April 18, 2007, the Judge denied plaintiff’s motion for expedited discovery. On March 15, 2007, the plaintiff requested that the case be reassigned to the Judge overseeing In re: Lear Corp. ERISA Litigation (described above). The Lear Defendants sent a letter opposing the reassignment on March 21, 2007. On March 22, 2007, the Lear Defendants filed a motion to dismiss all counts of the complaint against the Lear Defendants. Plaintiff filed his opposition to the motion on April 10, 2007, and the Lear Defendants filed their reply in support on April 20, 2007. The Lear Defendants filed a motion to stay discovery pending resolution of the motion to dismiss on May 11, 2007, Plaintiff responded on May 18, 2007, and the Lear Defendants filed their reply in support on May 23, 2007. On May 25, 2007, the Court ruled that all discovery be stayed until it rules on the Lear Defendants’ motion to enjoin the merger, and the Lear Defendants filed their reply on May 4, 2007. The Court denied the motion on June 25, 2007. The parties now await ruling on the Lear Defendants’ motion to Dismiss. We believe that the lawsuit is without merit and intend to defend against it vigorously.

Between February 9, 2007 and February 21, 2007, certain stockholders filed six purported class action lawsuits against us, certain members of our Board of Directors and American Real Estate Partners, L.P. and certain of its affiliates (collectively, “AREP”). Three of the lawsuits were filed in the Delaware Court of Chancery and have since been consolidated into a single action. Three of the lawsuits were filed in Michigan Circuit Court; those too were consolidated into a single action. The class action complaints, which are substantially similar, generally allege that the Merger Agreement unfairly limited the process of selling Lear and that certain members of our Board of Directors have breached their fiduciary duties in connection with the Merger Agreement and have acted with conflicts of interest in approving the Merger Agreement. Amended consolidated complaints filed in the Delaware consolidated action further allege that Lear’s preliminary and definitive proxy statements for the Merger Agreement were misleading and incomplete. The lawsuits sought to enjoin the merger, to invalidate the Merger Agreement, to enjoin the operation of certain provisions of the Merger Agreement, a declaration that certain members of our Board of Directors breached their fiduciary duties in approving the Merger Agreement and an award of unspecified damages or rescission in the event that the proposed merger with AREP was completed. On February 23, 2007, the plaintiffs in the consolidated Delaware action filed a consolidated complaint, a motion for expedited

LEAR CORPORATION

proceedings and a motion to preliminarily enjoin the transactions contemplated by the Merger Agreement. On March 27, 2007, the plaintiffs in the consolidated Delaware action filed an amended complaint. On May 9, 2007, the court overseeing the consolidated Michigan action granted our motion to dismiss the action without prejudice in favor of the prior-filed Delaware action. The plaintiffs in the Michigan action moved to reconsider that order. On July 25, 2007, the court in the Michigan action denied plaintiffs’ motion for reconsideration. The court overseeing the consolidated Delaware action held a hearing on the plaintiffs’ motion for preliminary injunction on June 8, 2007. On June 15, 2007, the Delaware court issued an order entering a limited injunction of Lear’s planned shareholder vote until the Company made supplemental proxy disclosure. That supplemental proxy disclosure was approved by the Delaware court and made on June 18, 2007. On June 26, 2007, the Delaware court granted the plaintiffs’ motion for leave to file a second amended complaint. A trial is scheduled for the fourth quarter of 2007. We believe that the lawsuits are without merit and intend to defend against them vigorously.

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

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)

The 2007 Annual Meeting of Stockholders of Lear Corporation was adjourned on July 12, 2007, and reconvened on July 16, 2007. At the meeting, the following matters were submitted to a vote of the stockholders of Lear Corporation. There were no broker non-votes in matters (2), (3), (4) and (5) described below. An independent inspector of elections was engaged to tabulate stockholder votes.

(1)

The adoption of the Agreement and Plan of Merger, dated as of February 9, 2007, as amended, by and among Lear Corporation, AREP Car Holdings Corp and AREP Car Acquisition Corp., and the merger contemplated thereby.

For	Against	Abstain	Broker Non-Votes

22,208,407	38,662,486	116,068	9,258,775

(2)

The proposal to adjourn or postpone the annual meeting, if necessary, to permit further solicitation of proxies if there are not sufficient votes at the time of the annual meeting to adopt the merger agreement.

For	Against	Abstain

30,930,664	39,054,018	261,378

LEAR CORPORATION

(3)	The election of three directors to hold office until the 2010 Annual Meeting of Stockholders. The vote with respect to each nominee was as follows:

Nominee	For	Withheld

Larry W. McCurdy	55,795,553	14,450,183
Roy E. Parrott	58,679,635	11,566,101
Richard F. Wallman	55,901,505	14,344,231

The terms of office of the following directors continued after the meeting: Messrs. Intrieri, Mallett, Rossiter and Vandenberghe (whose terms expire at the annual meeting in 2008) and Messrs. Fry, Spalding, Stern and Wallace (whose terms expire at the annual meeting in 2009).

(4)	The amendments to our Amended and Restated Certificate of Incorporation to provide for the annual election of directors.

For	Against	Abstain

68,417,605	1,752,187	73,237

(5)	The appointment of the firm Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2007.

For	Against	Abstain

69,707,770	480,495	58,103

(6)	The approval of a stockholder proposal to provide for a majority vote standard in the election of directors.

For	Against	Abstain	Broker Non-Votes

40,473,907	20,404,127	108,927	9,256,070

(7)

The approval of a stockholder proposal for Lear Corporation to commit itself to a code of conduct based on the International Labor Organization human rights standards and the United Nations’ Norms on the Responsibilities of Transnational Corporations with Regard to Human Rights and commit to a program of outside, independent monitoring of compliance with these standards.

For	Against	Abstain	Broker Non-Votes

9,619,142	45,728,605	5,638,888	9,259,101

ITEM 6 — EXHIBITS

The exhibits listed on the “Index to Exhibits” on page 57 are filed with this Form 10-Q or incorporated by reference as set forth below.

LEAR CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION

Dated: August 7, 2007	By:	/s/ Robert E. Rossiter

Robert E. Rossiter
Chairman and Chief Executive Officer

	By:	/s/ James H. Vandenberghe

James H. Vandenberghe
Vice Chairman and Chief Financial Officer

	By:	/s/ Matthew J. Simoncini

Matthew J. Simoncini
Senior Vice President, Finance
and Chief Accounting Officer

LEAR CORPORATION

Index to Exhibits

Exhibit Number	Exhibit

2.1

Amendment No. 1, dated July 9, 2007, to the Agreement and Plan of Merger, dated February 9, 2007, by and among AREP Car Holdings Corp., AREP Car Acquisition Corp. and Lear Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 9, 2007).

3.1

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Lear Corporation, dated July 17, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 16, 2007).

3.2	By-laws of Lear Corporation, amended as of July 17, 2007 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated July 16, 2007).

10.1

Amendment No. 1, dated July 9, 2007, to the Stock Purchase Agreement, dated October 17, 2006, among Lear Corporation, Icahn Partners LP, Icahn Master Fund LP and Koala Holding LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 9, 2007).

10.2

Registration Rights Agreement, dated as of July 9, 2007, by and among Lear Corporation and AREP Car Holdings Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 9, 2007).

** 31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

** 31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

** 32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** 32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Presentation, dated May 30, 2007, by Lear Corporation regarding review of merger proposal (incorporated by reference to the Company’s definitive additional proxy material filing on May 30, 2007).

**	Filed herewith.