Form 10-Q
period 2007-09-29
LEAR CORP
filed 2007-11-07
CIK 842162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                         Yes ✓   No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ✓                              Accelerated filer __                              Non-accelerated filer __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                         Yes __      No ✓

As of November 2, 2007, the number of shares outstanding of the registrant’s common stock was 77,094,050 shares.

LEAR CORPORATION FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 29, 2007 INDEX

2

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

3

LEAR CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In millions, except share data)

	September 29, 2007	December 31, 2006

	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$602.0	$502.7
Accounts receivable	2,439.3	2,006.9
Inventories	635.1	581.5
Current assets of business held for sale	—	427.8
Other	329.1	371.4

Total current assets	4,005.5	3,890.3

LONG-TERM ASSETS:
Property, plant and equipment, net	1,367.6	1,471.7
Goodwill, net	2,039.0	1,996.7
Other	532.6	491.8

Total long-term assets	3,939.2	3,960.2

	$7,944.7	$7,850.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$12.2	$39.3
Accounts payable and drafts	2,469.8	2,317.4
Accrued liabilities	1,251.5	1,099.3
Current liabilities of business held for sale	—	405.7
Current portion of long-term debt	103.6	25.6

Total current liabilities	3,837.1	3,887.3

LONG-TERM LIABILITIES:
Long-term debt	2,351.6	2,434.5
Long-term liabilities of business held for sale	—	48.5
Other	823.3	878.2

Total long-term liabilities	3,174.9	3,361.2

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 150,000,000 shares authorized, 82,547,151 shares and 81,984,306 shares issued as of September 29, 2007 and December 31, 2006, respectively	0.8	0.7
Additional paid-in capital	1,381.5	1,338.1
Common stock held in treasury, 5,453,662 shares as of September 29, 2007 and 5,732,316 shares as of December 31, 2006, at cost	(199.9)	(210.2)
Retained deficit	(143.5)	(362.5)
Accumulated other comprehensive loss	(106.2)	(164.1)

Total stockholders’ equity	932.7	602.0

	$7,944.7	$7,850.5

The accompanying notes are an integral part of these condensed consolidated balance sheets.
4

LEAR CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited; in millions, except per share data)

	Three Months Ended		Nine Months Ended

	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Net sales	$3,574.6	$4,069.7	$12,136.0	$13,558.4

Cost of sales	3,307.3	3,882.9	11,220.2	12,868.3
Selling, general and administrative expenses	159.3	158.0	428.6	493.9
Goodwill impairment charge	—	—	—	2.9
Divestiture of Interior business	(17.1)	28.7	7.8	28.7
Interest expense	47.5	56.6	150.3	157.5
Other expense, net	17.5	9.4	42.8	26.7

Income (loss) before provision for income taxes and cumulative effect of a change in accounting principle	60.1	(65.9)	286.3	(19.6)
Provision for income taxes	19.1	8.1	71.8	45.8

Income (loss) before cumulative effect of a change in accounting principle	41.0	(74.0)	214.5	(65.4)
Cumulative effect of a change in accounting principle	—	—	—	2.9

Net income (loss)	$41.0	$(74.0)	$214.5	$(62.5)

Basic net income (loss) per share:
Income (loss) before cumulative effect of a change in accounting principle	$0.53	$(1.10)	$2.80	$(0.97)
Cumulative effect of a change in accounting principle	—	—	—	0.04

Basic net income (loss) per share	$0.53	$(1.10)	$2.80	$(0.93)

Diluted net income (loss) per share:
Income (loss) before cumulative effect of a change in accounting principle	$0.52	$(1.10)	$2.74	$(0.97)
Cumulative effect of a change in accounting principle	—	—	—	0.04

Diluted net income (loss) per share	$0.52	$(1.10)	$2.74	$(0.93)

The accompanying notes are an integral part of these condensed consolidated financial statements.
5

LEAR CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; in millions)

	Nine Months Ended

	September 29, 2007	September 30, 2006

Cash Flows from Operating Activities:
Net income (loss)	$214.5	$(62.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	—	(2.9)
Divestiture of Interior business	7.8	28.7
Depreciation and amortization	220.9	299.4
Net change in recoverable customer engineering and tooling	23.6	123.4
Net change in working capital items	(89.7)	(272.4)
Net change in sold accounts receivable	(67.3)	(23.7)
Other, net	(0.3)	16.1

Net cash provided by operating activities	309.5	106.1

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(114.1)	(268.5)
Divestiture of Interior business	(48.3)	—
Other, net	(28.8)	21.1

Net cash used in investing activities	(191.2)	(247.4)

Cash Flows from Financing Activities:
Primary credit facility borrowings (repayments), net	(3.0)	615.1
Repayment of senior notes	—	(520.9)
Other long-term debt repayments, net	(9.7)	(18.2)
Short-term debt repayments, net	(11.1)	(8.5)
Dividends paid	—	(16.8)
Proceeds from exercise of stock options	7.4	—
Decrease in drafts	(8.4)	(3.5)

Net cash provided by (used in) financing activities	(24.8)	47.2

Effect of foreign currency translation	5.8	39.5

Net Change in Cash and Cash Equivalents	99.3	(54.6)
Cash and Cash Equivalents as of Beginning of Period	502.7	207.6

Cash and Cash Equivalents as of End of Period	$602.0	$153.0

Changes in Working Capital Items:
Accounts receivable	$(338.2)	$(147.5)
Inventories	(44.8)	(51.7)
Accounts payable	113.3	(183.1)
Accrued liabilities and other	180.0	109.9

Net change in working capital items	$(89.7)	$(272.4)

Supplementary Disclosure:
Cash paid for interest	$140.7	$136.7

Cash paid for income taxes	$74.7	$78.2

The accompanying notes are an integral part of these condensed consolidated financial statements.
6

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

The Company and its affiliates design and manufacture complete automotive seating systems, electrical distribution systems and select electronic products. Through the first quarter of 2007, the Company also supplied automotive interior systems and components, including instrument panels and cockpit systems, headliners and overhead systems, door panels and flooring and acoustic systems (Note 3, “Divestiture of Interior Business”). The Company’s main customers are automotive original equipment manufacturers. The Company operates facilities worldwide.

Certain amounts in the prior period’s condensed consolidated financial statements have been reclassified to conform to the presentation used in the quarter ended September 29, 2007.

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

Pursuant to the Merger Agreement, as of the effective time of the merger, each issued and outstanding share of common stock of the Company, other than shares (i) owned by AREP Car Holdings, Merger Sub or any subsidiary of AREP Car Holdings and (ii) owned by any shareholders who were entitled to and who had properly exercised appraisal rights under Delaware law, would have been canceled and automatically converted into the right to receive $37.25 in cash, without interest.

On July 16, 2007, the Company held its 2007 Annual Meeting of Stockholders, at which the proposal to approve the Merger Agreement did not receive the affirmative vote of the holders of a majority of the outstanding shares of the Company’s common stock. As a result, the Merger Agreement terminated in accordance with its terms. Upon termination of the Merger Agreement, the Company was obligated to (1) pay AREP Car Holdings $12.5 million, (2) issue to AREP Car Holdings 335,570 shares of its common stock valued at approximately $12.5 million, based on the closing price of the Company’s common stock on July 16, 2007, and (3) increase from 24% to 27% the share ownership limitation under the limited waiver of Section 203 of the Delaware General Corporation Law granted by the Company to affiliates of and funds managed by Carl C. Icahn in October 2006 (collectively, the “Termination Consideration”). The Termination Consideration to AREP Car Holdings shall be credited against the break-up fee that would otherwise be payable by the Company to AREP Car Holdings in the event that the Company enters into a definitive agreement with respect to an alternative acquisition proposal within twelve months after the termination of the Merger Agreement. Costs of approximately $25 million associated with the Termination Consideration were recognized in selling, general and administrative expense in the third quarter of 2007. In addition, the Company incurred $11.7 million in transaction costs related to the Merger Agreement in the first half of 2007.

For further information regarding the Merger Agreement, please refer to the Merger Agreement and certain related documents, which are incorporated by reference as exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

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

Also on March 31, 2007, a wholly owned subsidiary of the Company and certain affiliates of WL Ross and Franklin, entered into the Limited Liability Company Agreement (the “LLC Agreement”) of IACNA. Pursuant to the terms of the LLC Agreement, a wholly owned subsidiary of the Company contributed approximately $27.4 million in cash to IACNA in exchange for a 25% equity interest in IACNA and warrants for an additional 7% of the current outstanding common equity of IACNA. Certain affiliates of WL Ross and Franklin made aggregate capital contributions of approximately $81.2 million to IACNA in exchange for the remaining equity and extended a $50 million term loan to IAC. The Company had agreed to fund up to an additional $40 million, and WL Ross and Franklin had agreed to fund up to an additional $45 million, in the event that IAC did not meet certain financial targets in 2007. During the third quarter of 2007, the Company completed negotiations related to the amount of additional funding, and on October 10, 2007, the Company made a cash payment to IAC of $12.5 million in full satisfaction of this contingent funding obligation.

In connection with the IAC North America Transaction, the Company recorded a loss on divestiture of Interior business of $608.4 million, of which $1.5 million was recognized in the first nine months of 2007 and $606.9 million was recognized in the fourth quarter of 2006. The Company also recognized additional costs related to the IAC North America Transaction of $10.0 million, of which $7.5 million are recorded in cost of sales and $2.5 million are recorded in selling, general and administrative expenses in the condensed consolidated statement of operations for the nine months ended September 29, 2007. A summary of the major classes of the assets and liabilities of the Company’s North American interior business that are classified as held for sale in the Company’s condensed consolidated balance sheet as of December 31, 2006, is shown below (in millions):

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

The Company did not account for the divestiture of its North American interior business as a discontinued operation due to its continuing involvement with IACNA. The Company’s investment in IACNA is accounted for under the equity method.

On October 16, 2006, the Company completed the contribution of substantially all of its European interior business to International Automotive Components Group, LLC (“IAC Europe”), a separate joint venture with affiliates of WL Ross and Franklin, in exchange for an approximately one-third equity interest in IAC Europe. In connection with this transaction, the Company recorded a loss on divestiture of Interior business of $35.4 million, of which $6.3 million was recognized in the first nine months of 2007 and $29.1 million was recognized in 2006.

As a result of the settlement of the Company’s contingent funding obligation and other adjustments related to its investments in IACNA and IAC Europe, the Company recorded a reduction of $17.1 million to the previously recorded loss on divestiture of Interior business in the third quarter of 2007.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Subsequent Event

On October 11, 2007, IACNA completed the acquisition of the soft trim division of Collins & Aikman Corporation (“C&A”) (the “C&A Acquisition”). The soft trim division includes 16 facilities in North America with annual net sales of approximately $550 million related to the manufacture of carpeting, molded flooring products, dash insulators and other related interior components. The purchase price for the C&A Acquisition was approximately $126 million, subject to increase based on the future performance of the soft trim business, plus the assumption by IACNA of certain ordinary course liabilities.

In connection with the C&A Acquisition, IACNA offered the senior secured creditors of C&A (the “C&A Creditors”) the right to purchase shares of Class B common stock of IACNA, up to an aggregate of 25% of the outstanding equity of IACNA. On October 11, 2007, the participating C&A Creditors purchased all of the offered Class B shares for an aggregate purchase price of $82.3 million. In addition, in order to finance the C&A Acquisition, IACNA issued to WL Ross, Franklin and the Company approximately $126 million of additional shares of Class A common stock of IACNA in a preemptive rights offering. The Company purchased its entire 25% allocation of Class A shares in the preemptive rights offering for $31.6 million. After giving effect to the sale of the Class A and Class B shares, the Company owns 18.75% of the total outstanding shares of common stock of IACNA, plus a warrant to purchase an additional 2.6% of the outstanding IACNA shares. The Company also maintains the same governance and other rights in IACNA that it possessed prior to the C&A Acquisition.

To effect the issuance of shares in the C&A Acquisition and the settlement of the Company’s contingent funding obligation, on October 11, 2007, IACNA, WL Ross, Franklin, the Company and the participating C&A Creditors entered into an Amended and Restated Limited Liability Company Agreement of IACNA (the “Amended LLC Agreement”). The Amended LLC Agreement, among other things, (1) provides the participating C&A Creditors certain governance and transfer rights with respect to their Class B shares and (2) eliminates any further funding obligations to IACNA.

(4) Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” using the modified prospective transition method and recognized income of $2.9 million as a cumulative effect of a change in accounting principle related to a change in accounting for forfeitures. There was no income tax effect resulting from this adoption. SFAS No. 123(R) requires the estimation of expected forfeitures at the grant date and the recognition of compensation cost only for those awards expected to vest. Previously, the Company accounted for forfeitures as they occurred. In the first nine months of 2007 and 2006, there were no outstanding unvested awards for which no compensation cost was recognized as the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for all employee awards granted after January 1, 2003.

(5) Restructuring

In order to address unfavorable industry conditions, the Company began to implement consolidation, facility realignment and census actions in the second quarter of 2005. These actions are part of a comprehensive restructuring strategy intended to (i) better align the Company’s manufacturing capacity with the changing needs of its customers, (ii) eliminate excess capacity and lower the operating costs of the Company and (iii) streamline the Company’s organizational structure and reposition its business for improved long-term profitability.

The Company currently expects to incur pretax costs of approximately $325 million in connection with the restructuring actions through 2007, although all aspects of the restructuring actions have not been finalized. Such costs include employee termination benefits, asset impairment charges and contract termination costs, as well as other incremental costs resulting from the restructuring actions. These incremental costs principally include equipment and personnel relocation costs. The Company also expects to incur incremental manufacturing inefficiency costs at the operating locations impacted by the restructuring actions during the related restructuring implementation period. Restructuring costs are recognized in the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States. Generally, charges are recorded as elements of the restructuring strategy are finalized. Actual costs recorded in the Company’s consolidated financial statements may vary from current estimates.

In connection with the Company’s restructuring actions, the Company recorded charges of $79.4 million in the first nine months of 2007, including $69.5 million recorded as cost of sales and $9.9 million recorded as selling, general and administrative expenses. The 2007 charges consist of employee termination benefits of $67.0 million, asset impairment charges of $12.2 million, net contract termination costs of $(7.0) million and other costs of $7.2 million. Employee termination benefits were recorded based on existing

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

union and employee contracts, statutory requirements and completed negotiations. Asset impairment charges relate to the disposal of machinery and equipment with carrying values of $12.2 million in excess of related estimated fair values. Contract termination costs include lease cancellation costs, the repayment of various government-sponsored grants and a net pension and other postretirement benefit plan curtailment gain of $12.2 million.

A summary of 2007 restructuring charges, excluding the net pension and other postretirement benefit plan curtailment gain of $12.2 million, is shown below (in millions):

			2007 Utilization

	Accrual as of December 31, 2006	2007 Charges	Cash	Non-cash	Accrual as of September 29, 2007

Employee termination benefits	$36.4	$67.0	$(73.7)	$—	$29.7
Asset impairments	—	12.2	—	(12.2)	—
Contract termination costs	3.4	5.2	(3.4)	—	5.2
Other related costs	—	7.2	(7.2)	—	—

Total	$39.8	$91.6	$(84.3)	$(12.2)	$34.9

(6) Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. A summary of inventories is shown below (in millions):

	September 29, 2007	December 31, 2006

Raw materials	$464.7	$439.9
Work-in-process	39.7	35.6
Finished goods	130.7	106.0

Inventories	$635.1	$581.5

(7) Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciable property is depreciated over the estimated useful lives of the assets, principally using the straight-line method. A summary of property, plant and equipment is shown below (in millions):

	September 29, 2007	December 31, 2006

Land	$133.9	$133.5
Buildings and improvements	605.3	559.1
Machinery and equipment	1,999.7	2,081.3
Construction in progress	6.0	12.0

Total property, plant and equipment	2,744.9	2,785.9
Less – accumulated depreciation	(1,377.3)	(1,314.2)

Net property, plant and equipment	$1,367.6	$1,471.7

Depreciation expense was $69.3 million and $96.7 million in the three months ended September 29, 2007 and September 30, 2006, respectively, and $217.0 million and $295.6 million in the nine months ended September 29, 2007 and September 30, 2006, respectively.

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

In the first nine months of 2006, the Company evaluated the carrying value of the fixed assets of certain operating locations within its interior segment and recorded impairment charges of $9.2 million. The impairment charges are included in cost of sales in the condensed consolidated statements of operations for the nine months ended September 30, 2006.

In the first nine months of 2007 and 2006, the Company recorded impairment charges of $12.2 million and $5.1 million, respectively, related to certain facility consolidations (Note 5, “Restructuring”).

(8) Goodwill

A summary of the changes in the carrying amount of goodwill, by reportable operating segment, for the nine months ended September 29, 2007, is shown below (in millions):

	Seating	Electrical and Electronic	Total

Balance as of January 1, 2007	$1,060.7	$936.0	$1,996.7
Foreign currency translation and other	27.8	14.5	42.3

Balance as of September 29, 2007	$1,088.5	$950.5	$2,039.0

During the first nine months of 2006, the Company recorded a purchase price adjustment as a result of an indemnification related to the Company’s acquisition of UT Automotive, Inc. (“UT Automotive”) from United Technologies Corporation (“UTC”) in May 1999. The purchase price adjustment resulted in an increase in goodwill of $18.9 million, which was allocated to the Company’s electrical and electronic and interior segments. As a result of the significant decline in the fair value of the interior segment, a goodwill impairment charge of $2.9 million related to the purchase price adjustment allocated to the interior segment was recorded and is included in the condensed consolidated statements of operations for the nine months ended September 30, 2006.

(9) Long-Term Debt

A summary of long-term debt and the related weighted average interest rates, including the effect of hedging activities described in Note 19, “Financial Instruments,” is shown below (in millions):

	September 29, 2007		December 31, 2006

	Long-Term Debt	Weighted Average Interest Rate	Long-Term Debt	Weighted Average Interest Rate

Primary Credit Facility	$994.0	7.86%	$997.0	7.49%
8.50% Senior Notes, due 2013	300.0	8.50%	300.0	8.50%
8.75% Senior Notes, due 2016	600.0	8.75%	600.0	8.75%
5.75% Senior Notes, due 2014	399.4	5.635%	399.3	5.635%
8.125% Euro-denominated Senior Notes, due 2008	78.6	8.125%	73.3	8.125%
8.11% Senior Notes, due 2009	41.4	8.11%	41.4	8.11%
Zero-coupon Convertible Senior Notes, due 2022	0.8	4.75%	3.6	4.75%
Other	41.0	7.33%	45.5	7.06%

	2,455.2		2,460.1
Current portion	(103.6)		(25.6)

Long-term debt	$2,351.6		$2,434.5

Primary Credit Facility

The Company’s primary credit facility consists of an amended and restated credit and guarantee agreement, which provides for maximum revolving borrowing commitments of $1.7 billion and a term loan facility of $1.0 billion. Principal payments of $3 million are required on the term loan facility every six months. As of September 29, 2007 and December 31, 2006, the Company had $994.0

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

million and $997.0 million, respectively, in borrowings available and outstanding under the term loan facility. There were no amounts outstanding under the revolving credit facility.

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

The primary credit facility contains certain affirmative and negative covenants, including (i) limitations on fundamental changes involving the Company or its subsidiaries, asset sales and restricted payments, (ii) a limitation on indebtedness with a maturity shorter than the term loan facility, (iii) a limitation on aggregate subsidiary indebtedness to an amount which is no more than 4% of consolidated total assets, (iv) a limitation on aggregate secured indebtedness to an amount which is no more than $100 million and (v) requirements that the Company maintain a leverage ratio of not more than 3.75 to 1, as of September 29, 2007, with decreases over time and an interest coverage ratio of not less than 2.50 to 1 with increases over time.

The leverage and interest coverage ratios, as well as the related components of their computation, are defined in the primary credit facility. The leverage ratio is calculated as the ratio of consolidated indebtedness to consolidated operating profit. For the purpose of the covenant calculation, (i) consolidated indebtedness is generally defined as reported debt, net of cash and excludes transactions related to the Company’s asset-backed securitization and factoring facilities and (ii) consolidated operating profit is generally defined as net income excluding income taxes, interest expense, depreciation and amortization expense, other income and expense, minority interests in income of subsidiaries in excess of net equity earnings in affiliates, certain restructuring and other non-recurring charges, extraordinary gains and losses and other specified non-cash items. Consolidated operating profit is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under the Company’s primary credit facility. The interest coverage ratio is calculated as the ratio of consolidated operating profit to consolidated interest expense. For the purpose of the covenant calculation, consolidated interest expense is generally defined as interest expense plus any discounts or expenses related to the Company’s asset-backed securitization facility less amortization of deferred finance fees and interest income. As of September 29, 2007, the Company was in compliance with all covenants set forth in the primary credit facility. The Company’s leverage and interest coverage ratios were 1.8 to 1 and 5.7 to 1, respectively.

Reconciliations of (i) consolidated indebtedness to reported debt, (ii) consolidated operating profit to income before provision for income taxes and cumulative effect of a change in accounting principle and (iii) consolidated interest expense to reported interest expense are shown below (in millions):

September 29, 2007

Consolidated indebtedness	$1,865.4
Cash and cash equivalents	602.0

Reported debt	$2,467.4

LEAR CORPORATION AND SUBSIDIARIES NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended September 29, 2007	Nine Months Ended September 29, 2007

Consolidated operating profit	$235.3	$822.5
Depreciation and amortization	(70.7)	(220.9)
Consolidated interest expense	(43.4)	(135.3)
Costs related to divestiture of Interior business	17.1	(17.8)
Other expense, net (excluding certain amounts related to asset-backed securitization facility)	(17.4)	(43.8)
Restructuring charges (subject to $285 million limitation)	(22.7)	(73.3)
Other excluded items	(25.1)	(0.5)
Other non-cash items	(13.0)	(44.6)

Income before provision for income taxes and cumulative effect of a change in accounting principle	$60.1	$286.3

Consolidated interest expense	$43.4	$135.3
Certain amounts related to asset-backed securitization facility	(0.1)	1.0
Amortization of deferred financing fees	2.3	7.0
Bank facility and other fees	1.9	7.0

Reported interest expense	$47.5	$150.3

The primary credit facility also contains customary events of default, including an event of default triggered by a change of control of the Company.

Senior Notes

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

The Company’s senior notes also contain covenants restricting the ability of the Company and its subsidiaries to incur liens and to enter into sale and leaseback transactions. As of September 29, 2007, the Company was in compliance with all covenants and other requirements set forth in its senior notes.

The senior notes due 2013 and 2016 (having an aggregate principal amount outstanding of $900 million as of September 29, 2007) provide holders of the notes the right to require the Company to repurchase all or any part of their notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a “change of control” (as defined in the indenture governing the notes). The indentures governing the Company’s other senior notes do not contain a change of control repurchase obligation.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(10) Pension and Other Postretirement Benefit Plans

Net Periodic Benefit Cost

The components of the Company’s net periodic benefit cost are shown below (in millions):

	Pension		Other Postretirement

	Three Months Ended		Three Months Ended

	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Service cost	$6.2	$12.3	$2.7	$3.1
Interest cost	14.5	10.5	3.9	3.7
Expected return on plan assets	(15.9)	(9.4)	—	—
Amortization of actuarial loss	0.9	1.7	0.9	1.4
Amortization of transition obligation	—	—	0.2	0.2
Amortization of prior service cost (credit)	1.2	1.3	(0.9)	(0.9)
Special termination benefits	—	—	0.1	0.2
Curtailment loss	0.5	0.9	—	—

Net periodic benefit cost	$7.4	$17.3	$6.9	$7.7

	Pension		Other Postretirement

	Nine Months Ended		Nine Months Ended

	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Service cost	$20.0	$37.2	$8.2	$9.7
Interest cost	32.2	31.9	11.3	11.2
Expected return on plan assets	(33.6)	(28.7)	—	—
Amortization of actuarial loss	2.4	5.3	3.2	4.3
Amortization of transition (asset) obligation	(0.1)	—	0.7	0.7
Amortization of prior service cost (credit)	3.5	3.9	(2.7)	(2.7)
Special termination benefits	4.8	0.1	1.0	0.3
Curtailment (gain) loss	(32.2)	0.9	(13.2)	—

Net periodic benefit cost	$(3.0)	$50.6	$8.5	$23.5

In the first quarter of 2007, the Company recorded a pension plan curtailment gain of $36.4 million and an other postretirement benefit plan curtailment gain of $14.7 million. The pension plan curtailment gain resulted from the suspension of the accrual of defined benefits related to the Company’s U.S. salaried defined benefit pension plan as the Company elected to freeze its U.S. salaried defined benefit plan effective December 31, 2006. The other postretirement benefit plan curtailment gain resulted from employee terminations associated with a facility closure in 2006. As both curtailment gains were incurred subsequent to the Company’s defined benefit plan measurement date of September 30, 2006, they were recorded in the first quarter of 2007. In the nine months ended September 30, 2007, the Company recognized additional net pension and other postretirement benefit costs of $9.0 million and $2.5 million, respectively, related to other restructuring actions, the divestiture of the Company’s North American interior business and other actions. These additional costs are recorded as curtailment (gain) loss and special termination benefits.

Contributions

Employer contributions to the Company’s domestic and foreign pension plans for the three and nine months ended September 29, 2007, were $29.6 million and $52.6 million, in aggregate, respectively. The Company expects to contribute approximately $16 million, in aggregate, to its domestic and foreign pension plans in the fourth quarter of 2007.

In conjunction with the freeze of its U.S. salaried defined benefit pension plan described above, the Company established a defined contribution retirement plan for its salaried employees effective January 1, 2007. Contributions to this plan are determined as a percentage of each covered employee’s salary and are expected to be approximately $16 million in 2007. The Company contributed $8.2 million to this plan in the third quarter of 2007.

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

	Three Months Ended		Nine Months Ended

	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Other expense	$18.0	$12.5	$58.3	$59.1
Other income	(0.5)	(3.1)	(15.5)	(32.4)

Other expense, net	$17.5	$9.4	$42.8	$26.7

For the nine months ended September 29, 2007, other income includes equity in net income of affiliates of $12.0 million. For the nine months ended September 29, 2007, other expense includes a loss of $3.9 million related to the acquisition of the minority interest in a consolidated subsidiary and expense of $19.8 million related to minority interests in other consolidated subsidiaries. For the nine months ended September 30, 2006, other income includes gains of $26.9 million related to the sales of the Company’s interests in two affiliates, and other expense includes foreign exchange losses of $20.2 million.

(13) Provision for Income Taxes

The provision for income taxes was $19.1 million and $8.1 million in the three months ended September 29, 2007 and September 30, 2006, respectively, and $71.8 million and $45.8 million in the nine months ended September 29, 2007 and September 30, 2006, respectively. The effective tax rate was 31.8% and (12.3)% for the three months ended September 29, 2007 and September 30, 2006, respectively, and 25.1% and (233.7)% for the nine months ended September 29, 2007 and September 30, 2006, respectively. The provision for income taxes in the first nine months of 2007 was impacted by costs of $17.8 million related to the divestiture of the Company’s interior business, a significant portion of which provided no tax benefit as they were incurred in the United States. The provision was also impacted by a portion of the Company’s restructuring charges and costs related to the Merger Agreement, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. This was offset by the impact of the U.S. salaried pension plan curtailment gain of $36.4 million, for which no tax expense was provided as it was incurred in the United States, the impact of a one-time tax benefit of $12.5 million related to a reversal of a valuation allowance in a European subsidiary and the impact of a tax benefit of $17.4 million related to a tax rate change in Germany. Excluding these items, the effective tax rate in the first nine months of 2007 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, foreign valuation allowances, the U.S. valuation allowance, tax credits, income tax incentives and other permanent items. Further, the Company’s current and future provision for income taxes is significantly impacted by the recognition of valuation allowances in certain countries, particularly the United States. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. The Company’s future income tax expense will include no tax benefit with respect to U.S. losses and no tax expense with respect to U.S. income until the allowance is eliminated. Accordingly, income taxes are impacted by the U.S. valuation allowance and the mix of earnings among jurisdictions. The provision for income taxes in the first nine months of 2006 includes one-time tax benefits of $20.1 million resulting from the expiration of the statute of limitations in a foreign taxing jurisdiction, a tax audit resolution, court rulings in certain jurisdictions, the merger of two foreign entities and changes in tax laws in certain jurisdictions. The provision for income taxes in the first nine months of 2006 was also impacted by the loss on the divestiture of the Company’s European interior business, for which a tax benefit of $3.6 million was recognized, gains on the sales of the Company’s interest in two affiliates, for which no tax expense was recognized, and a portion of the Company’s restructuring and impairment charges, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries.

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

The Company recognized the cumulative impact of the adoption of FIN 48 as a $4.5 million decrease to its liability for unrecognized tax benefits with a corresponding decrease to its retained deficit balance as of January 1, 2007. As of January 1, 2007, the Company’s gross unrecognized tax benefits were $148.6 million (including interest and penalties), of which $114.9 million, if recognized, would affect the Company’s effective tax rate. The gross unrecognized tax benefits differ from the amount that would affect the Company’s effective tax rate due primarily to the impact of the valuation allowance.

The Company continues to recognize both interest and penalties with respect to unrecognized tax benefits as income tax expense. As of January 1, 2007, the Company had recorded reserves of $28.6 million for the payment of interest and penalties. During the three and nine months ended September 29, 2007, the Company recorded tax expense related to an increase in the liability for interest and penalties of $2.5 million and $10.2 million, respectively.

The Company operates in multiple jurisdictions throughout the world, and its tax returns are periodically audited or subject to review by both domestic and foreign tax authorities. It is reasonably possible that as a result of audit settlements, the conclusion of current examinations or the expiration of the statute of limitations in several jurisdictions, the Company’s unrecognized tax benefits may significantly change during the next twelve months. However, as a result of tax audits that are currently in process, it is not possible to estimate the amount of such change, if any, on the total amount of unrecognized tax benefits. It is not anticipated that any such change would have a material impact on the Company’s business, consolidated financial position, results of operations or cash flows.

The Company considers its significant tax jurisdictions to include Canada, Germany, Hungary, Mexico, Poland, Spain and the United States. The Company or its subsidiaries remain subject to income tax examination in certain U.S. state and local jurisdictions for years after 1998, in Germany, Mexico and Poland for years after 2000 and in the U.S. federal jurisdiction, Canada, Spain and Hungary for years after 2002.

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

	Three Months Ended		Nine Months Ended

	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Weighted average common shares outstanding	77,025,618	67,352,836	76,706,904	67,302,119
Dilutive effect of common stock equivalents	1,409,647	—	1,499,172	—

Diluted shares outstanding	78,435,265	67,352,836	78,206,076	67,302,119

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The effect of certain common stock equivalents, including options, restricted stock units, performance units and stock appreciation rights, were excluded from the computation of diluted shares outstanding for the three and nine months ended September 29, 2007 and September 30, 2006, as inclusion would have resulted in antidilution. A summary of these options and their exercise prices, as well as these restricted stock units, performance units and stock appreciation rights, is shown below:

	Three Months Ended		Nine Months Ended

	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Options
Antidilutive options	1,826,280	2,839,305	1,826,280	2,839,305
Exercise price	$35.93 – $55.33	$22.12 –$55.33	$35.93– $55.33	$22.12 –$55.33
Restricted stock units	–	1,982,571	–	1,982,571
Performance units	–	216,448	–	216,448
Stock appreciation rights	639,765	1,124,044	639,765	1,124,044

(15) Comprehensive Income (Loss)

Comprehensive income is defined as all changes in a Company’s net assets except changes resulting from transactions with stockholders. It differs from net income (loss) in that certain items currently recorded in equity are included in comprehensive income (loss). A summary of comprehensive income (loss) is shown below (in millions):

	Three Months Ended		Nine Months Ended

	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Net income (loss)	$41.0	$(74.0)	$214.5	$(62.5)
Other comprehensive income (loss):
Derivative instruments and hedging activities	(9.7)	0.4	(7.5)	(11.3)
Defined benefit plan adjustments	2.6	—	8.0	—
Foreign currency translation adjustment	46.0	14.3	57.4	73.2

Other comprehensive income	38.9	14.7	57.9	61.9

Comprehensive income (loss)	$79.9	$(59.3)	$272.4	$(0.6)

(16) Pre-Production Costs Related to Long-Term Supply Agreements

The Company incurs pre-production engineering, research and development (“ER&D”) and tooling costs related to the products produced for its customers under long-term supply agreements. The Company expenses all pre-production ER&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, the Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which the customer has not provided a non-cancelable right to use the tooling. During the first nine months of 2007 and 2006, the Company capitalized $72.4 million and $100.6 million, respectively, of pre-production ER&D costs for which reimbursement is contractually guaranteed by the customer. In addition, during the first nine months of 2007 and 2006, the Company capitalized $131.0 million and $375.7 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the condensed consolidated balance sheets. During the nine months ended September 29, 2007 and September 30, 2006, the Company collected $224.5 million and $567.8 million, respectively, of cash related to ER&D and tooling costs.

During the first nine months of 2007, the Company did not capitalize any Company-owned tooling. During the first nine months of 2006, the Company capitalized $15.5 million of Company-owned tooling. This amount is included in property, plant and equipment, net in the condensed consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) The classification of recoverable customer engineering and tooling is shown below (in millions):

	September 29, 2007	December 31, 2006

Current	$82.6	$87.7
Long-term	103.0	116.2

Recoverable customer engineering and tooling	$185.6	$203.9

Gains and losses related to ER&D and tooling projects are reviewed on an aggregated program basis. Net gains on projects are deferred and recognized over the life of the long-term supply agreement. Net losses on projects are recognized as costs are incurred.

(17) Legal and Other Contingencies

As of September 29, 2007 and December 31, 2006, the Company had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $36.4 million and $18.0 million, respectively. Such reserves reflect amounts recognized in accordance with accounting principles generally accepted in the United States and typically exclude the cost of legal representation. Product warranty liabilities are recorded separately from legal liabilities, as described below.

Commercial Disputes

The Company is involved from time to time in legal proceedings and claims, including, without limitation, commercial or contractual disputes with its suppliers, competitors and customers. These disputes vary in nature and are usually resolved by negotiations between the parties.

On January 26, 2004, the Company filed a patent infringement lawsuit against Johnson Controls Inc. and Johnson Controls Interiors LLC (together, “JCI”) in the U.S. District Court for the Eastern District of Michigan alleging that JCI’s garage door opener products infringed certain of the Company’s radio frequency transmitter patents. JCI counterclaimed seeking a declaratory judgment that the subject patents are invalid and unenforceable, and that JCI is not infringing these patents. JCI also has filed motions for summary judgment asserting that its garage door opener products do not infringe the Company’s patents and that one of the Company’s patents is invalid and unenforceable. On November 2, 2007, the court issued an opinion and order granting, in part, and denying, in part, JCI’s motion for summary judgment on one of the Company’s patents. The court found that JCI’s product does not literally infringe the patent, however, there are issues of fact that precluded a finding as to whether JCI’s product infringes under the doctrine of equivalents. The court also ruled that one of the claims the Company has asserted is invalid. Finally, the court denied JCI’s motion to hold the patent unenforceable. The opinion and order does not address the other two patents involved in the lawsuit. JCI’s motion for summary judgment on those patents has not yet been subject to a court hearing. A trial date has not been scheduled.

After the Company filed its patent infringement action against JCI, affiliates of JCI sued one of the Company’s vendors and certain of the vendor’s employees in Ottawa County, Michigan Circuit Court on July 8, 2004, alleging misappropriation of trade secrets and disclosure of confidential information. The suit alleges that the defendants misappropriated and shared with the Company trade secrets involving JCI’s universal garage door opener product. JCI seeks to enjoin the defendants from selling or attempting to sell a competing product, as well as compensatory damages and attorney fees. The Company is not a defendant in this lawsuit; however, the agreements between the Company and the defendants contain customary indemnification provisions. The Company does not believe that its garage door opener product benefited from any allegedly misappropriated trade secrets or technology. However, JCI has sought discovery of certain information which the Company believes is confidential and proprietary, and the Company has intervened in the case as a non-party for the limited purpose of protecting its rights with respect to JCI’s discovery efforts. A hearing on the defendant’s motion to dismiss is scheduled for December 2007. The trial has been rescheduled to January 2008.

On June 13, 2005, The Chamberlain Group (“Chamberlain”) filed a lawsuit against the Company and Ford Motor Company (“Ford”) in the Northern District of Illinois alleging patent infringement. Two counts were asserted against the Company and Ford based upon two Chamberlain rolling-code garage door opener system patents. Two additional counts were asserted against Ford only (not the Company) based upon different Chamberlain patents. The Chamberlain lawsuit was filed in connection with the marketing of the Company’s universal garage door opener system, which competes with a product offered by JCI. JCI obtained technology from Chamberlain to operate its product. In October 2005, JCI joined the lawsuit as a plaintiff along with Chamberlain. In October 2006, Ford was dismissed from the suit. JCI and Chamberlain have filed a motion for a preliminary injunction, and on March 30, 2007, the court issued a decision granting plaintiffs’ motion for a preliminary injunction but did not enter an injunction at that time. In response, the Company filed a motion seeking to stay the effectiveness of any injunction that may be entered and General Motors Corporation (“GM”) moved to intervene. On April 25, 2007, the court granted GM’s motion to intervene, entered a preliminary injunction order that exempts the Company’s existing GM programs and denied the Company’s motion to stay the effectiveness of the preliminary

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

injunction order pending appeal. On April 27, 2007, the Company filed its notice of appeal from the granting of the preliminary injunction and the denial of its motion to stay its effectiveness. On May 7, 2007, the Company filed a motion for stay with the Federal Circuit Court of Appeals, which the court denied on June 6, 2007. The appeal is currently pending before the Federal Circuit Court of Appeals. All briefing has been completed, and oral argument is scheduled for December 2007. No trial date has been set by the district court.

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

A summary of the changes in product warranty liabilities for the nine months ended September 29, 2007, is shown below (in millions):

Balance as of January 1, 2007	$40.9
Expense	6.0
Income related to favorable settlements	(2.7)
Settlements	(10.5)
Foreign currency translation and other	0.6

Balance as of September 29, 2007	$34.3

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As of September 29, 2007 and December 31, 2006, the Company had recorded reserves for environmental matters of $2.8 million and $3.2 million, respectively. While the Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse effect on its business, consolidated financial position, results of operations or cash flows, no assurances can be given in this regard.

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

In the first quarter of 2006, co-defendant UTC entered into a settlement agreement with the plaintiffs. During the third quarter of 2006, the Company and co-defendant Johnson Electric entered into a settlement memorandum with the plaintiffs’ counsel outlining the terms of a global settlement, including establishing the requisite percentage of executed settlement agreements and releases that were required to be obtained from the individual plaintiffs for a final settlement to proceed. This settlement memorandum was amended in January 2007. In the first half of 2007, the Company reached a final settlement with respect to approximately 85% of the plaintiffs involving aggregate payments of $875,000. These plaintiffs have been dismissed from the litigation. The Company is in the process of resolving the remaining claims through a combination of settlements, motions to withdraw by plaintiffs’ counsel and motions to dismiss. Additional settlements are not expected to exceed $90,000 in the aggregate.

UTC, the former owner of UT Automotive, and Johnson Electric have each sought indemnification for losses associated with the Mississippi claims from the Company under the respective acquisition agreements, and the Company has claimed indemnification from them under the same agreements. In the first quarter of 2006, UTC filed a lawsuit against the Company in the State of Connecticut Superior Court, District of Hartford, seeking declaratory relief and indemnification from the Company for the settlement amount, attorney fees, costs and expenses UTC paid in settling and defending the Columbus, Mississippi lawsuits. In the second quarter of 2006, the Company filed a motion to dismiss this matter and filed a separate action against UTC and Johnson Electric in the State of Michigan, Circuit Court for the County of Oakland, seeking declaratory relief and indemnification from UTC or Johnson Electric for the settlement amount, attorney fees, costs and expenses the Company has paid, or will pay, in settling and defending the Columbus, Mississippi lawsuits. During the fourth quarter of 2006, UTC agreed to dismiss the lawsuit filed in the State of Connecticut Superior Court, District of Hartford and agreed to proceed with the lawsuit filed in the State of Michigan, Circuit Court for the County of Oakland. During the first quarter of 2007, Johnson Electric and UTC each filed counter-claims against the Company seeking declaratory relief and indemnification from the Company for the settlement amount, attorney fees, costs and expenses each has paid or will pay in settling and defending the Columbus, Mississippi lawsuits. All three of the parties to this action have filed motions for summary judgment. On June 14, 2007, UTC’s motion for summary disposition was granted holding that the Company is obligated to indemnify UTC with respect to the Mississippi lawsuits. Judgment for UTC was entered on July 18, 2007, in the amount of $2.8 million plus interest. The full amount of the judgment has been recorded in the Company’s condensed consolidated financial statements for the nine months ended September 29, 2007. The court denied both the Company and Johnson Electric’s motions for summary disposition leaving the claims between the Company and Johnson Electric to proceed to trial. Discovery is ongoing. UTC has moved to sever its judgment from the Lear/Johnson Electric dispute for the purpose of allowing it to enforce its judgment immediately. That motion remains pending. The Company intends to vigorously pursue its claims against UTC and Johnson Electric and believes that it is entitled to indemnification from either UTC or Johnson Electric for its losses. However, the ultimate outcome of these matters is unknown.

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

In April 2006, a former employee of the Company filed a purported class action lawsuit in the U.S. District Court for the Eastern District of Michigan against the Company, members of its Board of Directors, members of its Employee Benefits Committee (the “EBC”) and certain members of its human resources personnel alleging violations of the Employment Retirement Income Security Act (“ERISA”) with respect to the Company’s retirement savings plans for salaried and hourly employees. In the second quarter of 2006, the Company was served with three additional purported class action ERISA lawsuits, each of which contained similar allegations against the Company, members of its Board of Directors, members of its EBC and certain members of its senior management and its human resources personnel. At the end of the second quarter of 2006, the court entered an order consolidating these four lawsuits as In re: Lear Corp. ERISA Litigation. During the third quarter of 2006, plaintiffs filed their consolidated complaint, which alleges breaches of fiduciary duties substantially similar to those alleged in the four individually filed lawsuits. The consolidated complaint continues to name certain current and former members of the Board of Directors and the EBC and certain members of senior management and adds certain other current and former members of the EBC. The consolidated complaint generally alleges that the defendants breached their fiduciary duties to plan participants in connection with the administration of the Company’s retirement savings plans for salaried and hourly employees. The fiduciary duty claims are largely based on allegations of breaches of the fiduciary duties of prudence and loyalty and of over-concentration of plan assets in the Company’s common stock. The plaintiffs purport to bring these claims on behalf of the plans and all persons who were participants in or beneficiaries of the plans from October 21, 2004, to the present and seek to recover losses allegedly suffered by the plans. The complaints do not specify the amount of damages sought. During the fourth quarter of 2006, the defendants filed a motion to dismiss all defendants and all counts in the consolidated complaint. During the second quarter of 2007, the court denied defendants’ motion to dismiss and defendants’ answer to the consolidated complaint was filed in August 2007. On August 7, 2007, the court ordered that discovery be completed by April 30, 2008. To date, significant discovery has not taken place. No determination has been made that a class action can be maintained, and there have been no decisions on the merits of the cases. The Company intends to vigorously defend the consolidated lawsuit.

On March 1, 2007, a purported class action ERISA lawsuit was filed on behalf of participants in the Company’s 401(k) plans. The lawsuit was filed in the United States District Court for the Eastern District of Michigan and alleges that the Company, members of its Board of Directors, and members of the Employee Benefits Committee (collectively, the “Lear Defendants”) breached their fiduciary duties to the participants in the 401(k) plans by approving the Merger Agreement with AREP Car Holdings Corp. and AREP Car Acquisition Corp. (collectively the “AREP Entities”). On March 8, 2007, the plaintiff filed a motion for expedited discovery to support a potential motion for preliminary injunction to enjoin the Merger Agreement. The Lear Defendants filed an opposition to the motion for expedited discovery on March 22, 2007. Plaintiff filed a reply on April 11, 2007. On April 18, 2007, the Judge denied plaintiff’s motion for expedited discovery. On March 15, 2007, the plaintiff requested that the case be reassigned to the Judge overseeing In re: Lear Corp. ERISA Litigation (described above). The Lear Defendants sent a letter opposing the reassignment on March 21, 2007. On March 22, 2007, the Lear Defendants filed a motion to dismiss all counts of the complaint against the Lear Defendants. Plaintiff filed his opposition to the motion on April 10, 2007, and the Lear Defendants filed their reply in support on April 20, 2007. On April 10, 2007, plaintiff filed a motion for a preliminary injunction to enjoin the merger, which motion was denied on June 25, 2007. On July 6, 2007, plaintiff filed an amended complaint. On August 3, 2007, the court dismissed the AREP Entities from the case without prejudice. On August 31, 2007, the court dismissed the Lear Defendants without prejudice.

Between February 9, 2007 and February 21, 2007, certain stockholders filed three purported class action lawsuits against the Company, certain members of the Company’s Board of Directors and American Real Estate Partners, L.P. and certain of its affiliates (collectively, “AREP”) in the Delaware Court of Chancery. On February 21, 2007, these lawsuits were consolidated into a single action. The amended complaint in the consolidated action generally alleges that the Merger Agreement unfairly limited the process of selling the Company and that certain members of the Company’s Board of Directors breached their fiduciary duties in connection with the Merger Agreement and acted with conflicts of interest in approving the Merger Agreement. The amended complaint in the

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

consolidated action further alleges that Lear’s preliminary and definitive proxy statements for the Merger Agreement were misleading and incomplete, and that Lear’s payments to AREP as a result of the termination of the Merger Agreement constituted unjust enrichment and waste. On February 23, 2007, the plaintiffs filed a motion for expedited proceedings and a motion to preliminarily enjoin the transactions contemplated by the Merger Agreement. On March 27, 2007, the plaintiffs filed an amended complaint. On June 15, 2007, the Delaware court issued an order entering a limited injunction of Lear’s planned shareholder vote on the Merger Agreement until the Company made supplemental proxy disclosure. That supplemental proxy disclosure was approved by the Delaware court and made on June 18, 2007. On June 26, 2007, the Delaware court granted the plaintiffs’ motion for leave to file a second amended complaint. On September 11, 2007, the plaintiffs filed a third amended complaint. A trial is scheduled for the fourth quarter of 2007. The Company believes that the lawsuits are without merit and intends to defend against them vigorously.

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

(18) Segment Reporting

Historically, the Company has had three reportable operating segments: seating, electrical and electronic and interior. The seating segment includes seat systems and components thereof. The electrical and electronic segment includes electrical distribution systems and electronic products, primarily wire harnesses, junction boxes and connecting systems, interior control and entertainment systems and wireless systems. The interior segment, which has been divested, included instrument panels and cockpit systems, headliners and overhead systems, door panels, flooring and acoustic systems and other interior products (Note 3, “Divestiture of Interior Business”). The Other category includes unallocated costs related to corporate headquarters, geographic headquarters and the elimination of intercompany activities, none of which meets the requirements of being classified as an operating segment.

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

	Three Months Ended September 29, 2007

	Seating	Electrical and Electronic	Interior	Other	Consolidated

Revenues from external customers	$2,881.4	$693.2	$—	$—	$3,574.6
Segment earnings	181.2	4.0	—	(77.2)	108.0
Depreciation and amortization	41.8	25.6	—	3.3	70.7
Capital expenditures	29.7	14.7	—	1.4	45.8
Total assets	4,475.2	2,280.8	—	1,188.7	7,944.7

	Three Months Ended September 30, 2006

	Seating	Electrical and Electronic	Interior	Other	Consolidated

Revenues from external customers	$2,633.0	$682.6	$754.1	$—	$4,069.7
Segment earnings	125.6	16.4	(55.8)	(57.4)	28.8
Depreciation and amortization	39.8	27.1	26.1	5.1	98.1
Capital expenditures	42.3	17.7	23.6	0.2	83.8
Total assets	4,139.8	2,242.0	1,393.7	675.9	8,451.4
22

LEAR CORPORATION AND SUBSIDIARIES NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 29, 2007

	Seating	Electrical and Electronic	Interior	Other	Consolidated

Revenues from external customers	$9,140.1	$2,307.0	$688.9	$—	$12,136.0
Segment earnings	617.1	45.0	8.2	(183.1)	487.2
Depreciation and amortization	125.2	82.0	2.3	11.4	220.9
Capital expenditures	76.1	35.0	1.2	1.8	114.1
Total assets	4,475.2	2,280.8	—	1,188.7	7,944.7

	Nine Months Ended September 30, 2006

	Seating	Electrical and Electronic	Interior	Other	Consolidated

Revenues from external customers	$8,721.6	$2,257.6	$2,579.2	$—	$13,558.4
Segment earnings	423.0	107.6	(149.6)	(184.8)	196.2
Depreciation and amortization	123.1	82.6	77.4	16.3	299.4
Capital expenditures	119.1	53.1	86.1	10.2	268.5
Total assets	4,139.8	2,242.0	1,393.7	675.9	8,451.4

For the three months ended September 29, 2007, segment earnings include restructuring charges of $19.0 million, $6.5 million and $8.0 million in the seating and electrical and electronic segments and in the other category, respectively. For the nine months ended September 29, 2007, segment earnings include restructuring charges of $25.1 million, $37.8 million, $5.0 million and $11.5 million in the seating, electrical and electronic and interior segments and in the other category, respectively. For the three months ended September 30, 2006, segment earnings include restructuring charges of $7.8 million, $6.6 million, $2.0 million and $0.6 million in the seating, electrical and electronic and interior segments and in the other category, respectively. For the nine months ended September 30, 2006, segment earnings include restructuring charges of $26.6 million, $21.1 million, $8.2 million and $1.1 million in the seating, electrical and electronic and interior segments and in the other category, respectively (Note 5, “Restructuring”).

A reconciliation of consolidated segment earnings to consolidated income (loss) before provision for income taxes and cumulative effect of a change in accounting principle is shown below (in millions):

	Three Months Ended		Nine Months Ended

	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Segment earnings	$108.0	$28.8	$487.2	$196.2
Divestiture of Interior business	(17.1)	28.7	7.8	28.7
Goodwill impairment charge	—	—	—	2.9
Interest expense	47.5	56.6	150.3	157.5
Other expense, net	17.5	9.4	42.8	26.7

Income (loss) before provision for income taxes and cumulative effect of a change in accounting principle	$60.1	$(65.9)	$286.3	$(19.6)

(19) Financial Instruments

Certain of the Company’s European and Asian subsidiaries periodically factor their accounts receivable with financial institutions. Such receivables are factored without recourse to the Company and are excluded from accounts receivable in the condensed consolidated balance sheets. As of September 29, 2007 and December 31, 2006, the amount of factored receivables was $203.9 million and $256.3 million, respectively. The Company cannot provide any assurances that these factoring facilities will be available or utilized in the future.

Asset-Backed Securitization Facility

The Company and several of its U.S. subsidiaries sell certain accounts receivable to a wholly-owned, consolidated, bankruptcy-remote special purpose corporation (Lear ASC Corporation) under an asset-backed securitization facility (the “ABS facility”). In turn, Lear

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

ASC Corporation transfers undivided interests in up to $150 million of the receivables to bank-sponsored commercial-paper conduits. As of September 29, 2007 and December 31, 2006, accounts receivable totaling $420.3 million and $568.6 million, respectively, had been transferred to Lear ASC Corporation, but no undivided interests in the receivables were transferred to the conduits. As such, these retained interests are included in accounts receivable in the condensed consolidated balance sheets as of September 29, 2007 and December 31, 2006. A discount on the sale of receivables and other related fees of $0.1 million and $2.4 million was recognized in the three months ended September 29, 2007 and September 30, 2006, respectively, and $0.5 million and $6.8 million was recognized in the nine months ended September 29, 2007 and September 30, 2006, respectively. These amounts are included in other expense, net in the condensed consolidated statements of operations.

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

The following table summarizes certain cash flows received from and paid to Lear ASC Corporation (in millions):

	Three Months Ended		Nine Months Ended

	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Proceeds from collections reinvested in securitizations	$932.2	$1,199.9	$2,685.0	$3,444.5
Servicing fees received	1.1	1.5	3.6	4.6

Derivative Instruments and Hedging Activities

Forward foreign exchange, futures and option contracts — The Company uses forward foreign exchange, futures and option contracts to reduce the effect of fluctuations in foreign exchange rates on short-term, foreign currency denominated intercompany transactions and other known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Mexican peso, as well as the Euro and other European currencies. Forward foreign exchange, futures and option contracts are accounted for as cash flow hedges when either the hedged item is a forecasted transaction or the variability of cash flows to be received or paid relates to a recognized asset or liability. As of September 29, 2007, contracts designated as cash flow hedges with $591.1 million of notional amount were outstanding with maturities of less than fifteen months. As of September 29, 2007, the fair market value of these contracts was approximately $10.5 million. As of September 29, 2007, other foreign currency derivative contracts that did not qualify for hedge accounting with $415.3 million of notional amount were outstanding. These foreign currency derivative contracts consist principally of cash transactions between three and thirty days, hedges of intercompany loans and hedges of certain other balance sheet exposures. As of September 29, 2007, the fair market value of these contracts was approximately negative $0.3 million.

Interest rate swap and other derivative contracts — The Company uses interest rate swap and other derivative contracts to manage its exposure to fluctuations in interest rates. Interest rate swap and other derivative contracts which modify the interest payments of certain variable rate debt instruments are accounted for as cash flow hedges. Interest rate swap contracts which hedge the change in fair market value of certain fixed rate debt instruments are accounted for as fair value hedges. As of September 29, 2007, contracts representing $600 million of notional amount were outstanding with maturity dates of September 2008 through September 2011. All of these contracts modify the variable rate characteristics of the Company’s variable rate debt instruments, which are generally set at three-month LIBOR rates, such that interest rates do not exceed a weighted average interest rate of 5.323%. The fair market value of all interest rate swap and derivative contracts is subject to changes in value due to changes in interest rates. As of September 29, 2007, the fair market value of these contracts was approximately negative $9.3 million.

Commodity swap contracts — The Company uses derivative instruments, including financially settled swap and option contracts, to reduce its exposure to fluctuations in certain commodity prices. A portion of the Company’s derivative instruments are currently designated as cash flow hedges, as the hedged item is a forecasted transaction. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in commodity prices. As of September 29, 2007, the fair market value of these contracts was approximately $1.5 million with maturity dates through December 2008.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As of September 29, 2007 and December 31, 2006, net gains of approximately $7.4 million and $14.7 million, respectively, related to derivative instruments and hedging activities were recorded in accumulated other comprehensive loss. Net gains (losses) of $6.7 million and $(2.6) million in the three months ended September 29, 2007 and September 30, 2006, respectively, and $17.5 million and $(4.9) million in the nine months ended September 29, 2007 and September 30, 2006, respectively, related to the Company’s hedging activities were reclassified from accumulated other comprehensive loss into earnings. During the twelve month period ending September 27, 2008, the Company expects to reclassify into earnings net gains of approximately $9.8 million recorded in accumulated other comprehensive loss. Such gains will be reclassified at the time the underlying hedged transactions are realized. During the three and nine months ended September 29, 2007 and September 30, 2006, amounts recognized in the condensed consolidated statements of operations related to changes in the fair value of cash flow and fair value hedges excluded from the effectiveness assessments and the ineffective portion of changes in the fair value of cash flow and fair value hedges were not material.

Non-U.S. dollar financing transactions — The Company designated its previously outstanding Euro-denominated senior notes (Note 9, “Long-Term Debt”) as a net investment hedge of long-term investments in its Euro-functional subsidiaries. As of September 29, 2007, the amount recorded in accumulated other comprehensive loss related to the effective portion of the net investment hedge of foreign operations was approximately negative $152.4 million. Such amount will be included in accumulated other comprehensive loss until the Company liquidates its related net investment in its designated foreign operations.

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

	September 29, 2007

	Parent	Guarantors	Non- guarantors	Eliminations	Consolidated

	(Unaudited; in millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$263.3	$9.5	$329.2	$—	$602.0
Accounts receivable	32.0	365.6	2,041.7	—	2,439.3
Inventories	14.2	123.3	497.6	—	635.1
Other	68.6	30.4	230.1	—	329.1

Total current assets	378.1	528.8	3,098.6	—	4,005.5

LONG-TERM ASSETS:
Property, plant and equipment, net	177.6	247.0	943.0	—	1,367.6
Goodwill, net	454.5	551.2	1,033.3	—	2,039.0
Investments in subsidiaries	4,307.4	3,609.0	—	(7,916.4)	—
Other	215.1	27.3	290.2	—	532.6

Total long-term assets	5,154.6	4,434.5	2,266.5	(7,916.4)	3,939.2

	$5,532.7	$4,963.3	$5,365.1	$(7,916.4)	$7,944.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$—	$2.1	$10.1	$—	$12.2
Accounts payable and drafts	121.6	380.6	1,967.6	—	2,469.8
Accrued liabilities	268.7	227.7	755.1	—	1,251.5
Current portion of long-term debt	84.6	—	19.0	—	103.6

Total current liabilities	474.9	610.4	2,751.8	—	3,837.1

LONG-TERM LIABILITIES:
Long-term debt	2,334.0	—	17.6	—	2,351.6
Intercompany accounts, net	1,633.7	584.8	(2,218.5)	—	—
Other	157.4	166.1	499.8	—	823.3

Total long-term liabilities	4,125.1	750.9	(1,701.1)	—	3,174.9

STOCKHOLDERS’ EQUITY	932.7	3,602.0	4,314.4	(7,916.4)	932.7

	$5,532.7	$4,963.3	$5,365.1	$(7,916.4)	$7,944.7

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

	For the Three Months Ended September 29, 2007

	Parent	Guarantors	Non- guarantors	Eliminations	Consolidated

	(Unaudited; in millions)

Net sales	$191.1	$1,108.6	$3,267.2	$(992.3)	$3,574.6

Cost of sales	201.7	1,059.2	3,038.7	(992.3)	3,307.3
Selling, general and administrative expenses	56.4	17.0	85.9	—	159.3
Divestiture of Interior business	(17.8)	(0.1)	0.8	—	(17.1)
Interest (income) expense	22.7	30.2	(5.4)	—	47.5
Intercompany (income) expense, net	(18.0)	(7.7)	25.7	—	—
Other (income) expense, net	(1.8)	11.3	8.0	—	17.5

Income (loss) before provision for income taxes and equity in net income of subsidiaries	(52.1)	(1.3)	113.5	—	60.1
Provision for income taxes	3.1	3.0	13.0	—	19.1
Equity in net income of subsidiaries	(96.2)	(62.8)	—	159.0	—

Net income	$41.0	$58.5	$100.5	$(159.0)	$41.0

	For the Three Months Ended September 30, 2006

	Parent	Guarantors	Non- guarantors	Eliminations	Consolidated

	(Unaudited; in millions)

Net sales	$349.2	$1,423.9	$3,057.7	$(761.1)	$4,069.7

Cost of sales	369.8	1,411.2	2,863.0	(761.1)	3,882.9
Selling, general and administrative expenses	71.1	7.5	79.4	—	158.0
Divestiture of Interior business	—	—	28.7	—	28.7
Interest (income) expense	(23.4)	28.0	52.0	—	56.6
Intercompany (income) expense, net	(90.4)	85.2	5.2	—	—
Other expense, net	5.9	5.2	(1.7)	—	9.4

Income (loss) before provision (benefit) for income taxes and equity in net (income) loss of subsidiaries	16.2	(113.2)	31.1	—	(65.9)
Provision (benefit) for income taxes	(31.4)	(4.8)	44.3	—	8.1
Equity in net (income) loss of subsidiaries	121.6	(34.1)	—	(87.5)	—

Net loss	$(74.0)	$(74.3)	$(13.2)	$87.5	$(74.0)

LEAR CORPORATION AND SUBSIDIARIES NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (21) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	For the Nine Months Ended September 29, 2007

	Parent	Guarantors	Non- guarantors	Eliminations	Consolidated

	(Unaudited; in millions)

Net sales	$755.9	$3,951.7	$10,536.9	$(3,108.5)	$12,136.0

Cost of sales	759.5	3,825.3	9,743.9	(3,108.5)	11,220.2
Selling, general and administrative expenses	140.4	46.2	242.0	—	428.6
Divestiture of Interior business	(34.9)	28.1	14.6		7.8
Interest (income) expense	69.7	88.5	(7.9)	—	150.3
Intercompany (income) expense, net	(116.6)	7.3	109.3	—	—
Other (income) expense, net	(4.8)	31.6	16.0	—	42.8

Income (loss) before provision (benefit) for income taxes and equity in net income of subsidiaries	(57.4)	(75.3)	419.0	—	286.3
Provision (benefit) for income taxes	4.3	(6.8)	74.3	—	71.8
Equity in net income of subsidiaries	(276.2)	(134.1)	—	410.3	—

Net income	$214.5	$65.6	$344.7	$(410.3)	$214.5

	For the Nine Months Ended September 30, 2006

	Parent	Guarantors	Non- guarantors	Eliminations	Consolidated

	(Unaudited; in millions)

Net sales	$1,285.3	$5,316.3	$9,400.1	$(2,443.3)	$13,558.4

Cost of sales	1,364.2	5,207.9	8,739.5	(2,443.3)	12,868.3
Selling, general and administrative expenses	174.9	63.6	255.4	—	493.9
Goodwill impairment charge	—	2.9			2.9
Divestiture of Interior business	—	—	28.7	—	28.7
Interest (income) expense	(99.9)	98.2	159.2	—	157.5
Intercompany (income) expense, net	(453.6)	266.1	187.5	—	—
Other (income) expense, net	(26.2)	34.3	18.6	—	26.7

Income (loss) before provision (benefit) for income taxes, equity in net (income) loss of subsidiaries and cumulative effect of a change in accounting principle	325.9	(356.7)	11.2	—	(19.6)
Provision (benefit) for income taxes	28.4	(66.0)	83.4	—	45.8
Equity in net (income) loss of subsidiaries	362.9	(104.3)	—	(258.6)	—

Loss before cumulative effect of a change in accounting principle	(65.4)	(186.4)	(72.2)	258.6	(65.4)
Cumulative effect of a change in accounting principle	2.9	—	—	—	2.9

Net loss	$(62.5)	$(186.4)	$(72.2)	$258.6	$(62.5)

LEAR CORPORATION AND SUBSIDIARIES NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (21) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	For the Nine Months Ended September 29, 2007

	Parent	Guarantors	Non- guarantors	Eliminations	Consolidated

	(Unaudited; in millions)

Net cash provided (used in) by operating activities	$(109.1)	$(50.8)	$469.4	$—	$309.5
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(6.7)	(24.4)	(83.0)		(114.1)
Divestiture of Interior business	(14.8)	(12.9)	(20.6)	—	(48.3)
Other, net	2.0	(1.0)	(29.8)	—	(28.8)

Net cash used in investing activities	(19.5)	(38.3)	(133.4)	—	(191.2)

Cash Flows from Financing Activities:
Primary credit facility repayments, net	(3.0)	—	—	—	(3.0)
Other long-term debt repayments, net	(1.9)	—	(7.8)	—	(9.7)
Short-term debt borrowings (repayments), net	—	2.1	(13.2)	—	(11.1)
Proceeds from exercise of stock options	7.4	—	—	—	7.4
Increase (decrease) in drafts	0.5	(0.8)	(8.1)	—	(8.4)
Change in intercompany accounts	193.1	95.3	(288.4)	—	—

Net cash provided by (used in) financing activities	196.1	96.6	(317.5)	—	(24.8)

Effect of foreign currency translation	—	(2.0)	7.8	—	5.8

Net Change in Cash and Cash Equivalents	67.5	5.5	26.3		99.3
Cash and Cash Equivalents as of Beginning of Period	195.8	4.0	302.9	—	502.7

Cash and Cash Equivalents as of End of Period	$263.3	$9.5	$329.2	$—	$602.0

	For the Nine Months Ended September 30, 2006

	Parent	Guarantors	Non- guarantors	Eliminations	Consolidated

	(Unaudited; in millions)

Net cash provided by (used in) operating activities	$315.8	$(292.3)	$82.6	$—	$106.1
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(42.6)	(74.4)	(151.5)		(268.5)
Other, net	38.8	(21.9)	4.2	—	21.1

Net cash used in investing activities	(3.8)	(96.3)	(147.3)	—	(247.4)

Cash Flows from Financing Activities:
Primary credit facility borrowings, net	615.1	—	—	—	615.1
Repayment of senior notes	(520.9)	—	—	—	(520.9)
Other long-term debt borrowings (repayments), net	(32.0)	(10.5)	24.3	—	(18.2)
Short-term debt repayments, net	—	—	(8.5)	—	(8.5)
Dividends paid	(16.8)	—	—	—	(16.8)
Increase (decrease) in drafts	1.6	(0.4)	(4.7)	—	(3.5)
Change in intercompany accounts	(386.8)	397.8	(11.0)	—	—

Net cash provided by (used in) financing activities	(339.8)	386.9	0.1	—	47.2

Effect of foreign currency translation	—	2.7	36.8	—	39.5

Net Change in Cash and Cash Equivalents	(27.8)	1.0	(27.8)	—	(54.6)
Cash and Cash Equivalents as of Beginning of Period	38.6	4.8	164.2	—	207.6

Cash and Cash Equivalents as of End of Period	$10.8	$5.8	$136.4	$—	$153.0

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(21) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

Basis of Presentation — Certain of the Company’s wholly-owned subsidiaries (the “Guarantors”) have unconditionally fully guaranteed, on a joint and several basis, the punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all of the Company’s obligations under the primary credit facility and the indentures governing the Company’s senior notes, including the Company’s obligations to pay principal, premium, if any, and interest with respect to the senior notes. The senior notes consist of $300 million aggregate principal amount of 8.50% senior notes due 2013, $600 million aggregate principal amount of 8.75% senior notes due 2016, $399.4 million aggregate principal amount of 5.75% senior notes due 2014, Euro 56 million aggregate principal amount of 8.125% senior notes due 2008, $41.4 million aggregate principal amount of 8.11% senior notes due 2009 and $0.8 million aggregate principal amount of zero-coupon convertible senior notes due 2022. The Guarantors under the indentures are currently Lear Automotive Dearborn, Inc., Lear Automotive (EEDS) Spain S.L., Lear Corporation EEDS and Interiors, Lear Corporation (Germany) Ltd., Lear Corporation Mexico, S. de R.L. de C.V., Lear Operations Corporation and Lear Seating Holdings Corp. #50. In lieu of providing separate financial statements for the Guarantors, the Company has included the supplemental guarantor condensed consolidating financial statements above. These financial statements reflect the guarantors listed above for all periods presented. Management does not believe that separate financial statements of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented.

As of December 31, 2006 and for the three and nine months ended September 30, 2006, the supplemental guarantor condensed consolidating financial statements have been restated to reflect certain changes to the equity investments of guarantor subsidiaries.

Distributions — There are no significant restrictions on the ability of the Guarantors to make distributions to the Company.

Selling, General and Administrative Expenses — The Parent allocated $5.0 million and $20.3 million in the three months ended September 29, 2007 and September 30, 2006, respectively, and $14.1 million and $48.4 million in the nine months ended September 29, 2007 and September 30, 2006, respectively, of corporate selling, general and administrative expenses to its operating subsidiaries. The allocations were based on various factors, which estimate usage of particular corporate functions, and in certain instances, other relevant factors, such as the revenues or the number of employees of the Company’s subsidiaries.

Long-term debt of the Parent and the Guarantors — A summary of long-term debt of the Parent and the Guarantors on a combined basis is shown below (in millions):

	September 29, 2007	December 31, 2006

Primary credit facility	$994.0	$997.0
Senior notes	1,420.2	1,417.6
Other long-term debt	4.4	4.6

	2,418.6	2,419.2
Less — current portion	(84.6)	(6.0)

	$2,334.0	$2,413.2

The obligations of foreign subsidiary borrowers under the Primary Credit Facility are guaranteed by the Parent. For more information on the above indebtedness, see Note 9, “Long-Term Debt.”
31

LEAR CORPORATION

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

We were incorporated in Delaware in 1987 and are one of the world’s largest automotive suppliers based on net sales. We supply every major automotive manufacturer in the world, including General Motors, Ford, BMW, Chrysler, Fiat, PSA, Volkswagen, Hyundai, Renault-Nissan, Mercedes, Mazda, Toyota, Porsche and Honda.

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

Pursuant to the Merger Agreement, as of the effective time of the merger, each issued and outstanding share of common stock of Lear, other than shares (i) owned by AREP Car Holdings, Merger Sub or any subsidiary of AREP Car Holdings and (ii) owned by any shareholders who were entitled to and who had properly exercised appraisal rights under Delaware law, would have been canceled and automatically converted into the right to receive $37.25 in cash, without interest.

On July 16, 2007, we held our 2007 Annual Meeting of Stockholders, at which the proposal to approve the Merger Agreement did not receive the affirmative vote of the holders of a majority of the outstanding shares of our common stock. As a result, the Merger Agreement terminated in accordance with its terms. Upon termination of the Merger Agreement, we were obligated to (1) pay AREP Car Holdings $12.5 million, (2) issue to AREP Car Holdings 335,570 shares of our common stock valued at approximately $12.5 million, based on the closing price of our common stock on July 16, 2007, and (3) increase from 24% to 27% the share ownership limitation under the limited waiver of Section 203 of the Delaware General Corporation Law granted by us to affiliates of and funds managed by Carl C. Icahn in October 2006 (collectively, the “Termination Consideration”). The shares of our common stock issued as part of the Termination Consideration were issued pursuant to an exemption from registration under Section 4(2) and Regulation D promulgated under the Securities Act of 1933, as amended. The Termination Consideration to AREP Car Holdings shall be credited against the break-up fee that would otherwise be payable by us to AREP Car Holdings in the event that we enter into a definitive agreement with respect to an alternative acquisition proposal within twelve months after the termination of the Merger Agreement. Costs of approximately $25 million associated with the Termination Consideration were recognized in selling, general and administrative expense in the third quarter of 2007. In addition, we incurred approximately $12 million in transaction costs related to the Merger Agreement in the first half of 2007.

For further information regarding the Merger Agreement, please refer to the Merger Agreement and certain related documents, which are incorporated by reference as exhibits to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

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

Also on March 31, 2007, a wholly owned subsidiary of Lear and certain affiliates of WL Ross and Franklin, entered into the Limited Liability Company Agreement (the “LLC Agreement”) of IACNA. Pursuant to the terms of the LLC Agreement, a wholly owned subsidiary of Lear contributed approximately $27 million in cash to IACNA in exchange for a 25% equity interest in IACNA and

LEAR CORPORATION

warrants for an additional 7% of the current outstanding common equity of IACNA. Certain affiliates of WL Ross and Franklin made aggregate capital contributions of approximately $81 million to IACNA in exchange for the remaining equity and extended a $50 million term loan to IAC. Lear and a wholly owned subsidiary of Lear had agreed to fund up to an additional $40 million, and WL Ross and Franklin had agreed to fund up to an additional $45 million, in the event that IAC did not meet certain financial targets in 2007. During the third quarter of 2007, we completed negotiations related to the amount of additional funding, and on October 10, 2007, we made a cash payment to IAC of $12.5 million in full satisfaction of this contingent funding obligation. In connection with the IAC North America Transaction, we recorded a loss on divestiture of Interior business of approximately $608 million, of which approximately $1 million was recognized in the first nine months of 2007 and approximately $607 million was recognized in the fourth quarter of 2006. We also recognized additional costs related to the IAC North America Transaction of approximately $10 million, which are recorded in cost of sales and selling, general and administrative expenses in the condensed consolidated statement of operations for the nine months ended September 29, 2007.

On October 11, 2007, IACNA completed the acquisition of the soft trim division of Collins & Aikman Corporation (“C&A”) (the “C&A Acquisition”). The soft trim division includes 16 facilities in North America with annual net sales of approximately $550 million related to the manufacture of carpeting, molded flooring products, dash insulators and other related interior components. The purchase price for the C&A Acquisition was approximately $126 million, subject to increase based on the future performance of the soft trim business, plus the assumption by IACNA of certain ordinary course liabilities.

In connection with the C&A Acquisition, IACNA offered the senior secured creditors of C&A (the “C&A Creditors”) the right to purchase shares of Class B common stock of IACNA, up to an aggregate of 25% of the outstanding equity of IACNA. On October 11, 2007, the participating C&A Creditors purchased all of the offered Class B shares for an aggregate purchase price of $82.3 million. In addition, in order to finance the C&A Acquisition, IACNA issued to WL Ross, Franklin and a wholly owned subsidiary of Lear approximately $126 million of additional shares of Class A common stock of IACNA in a preemptive rights offering. We purchased our entire 25% allocation of Class A shares in the preemptive rights offering for approximately $32 million. After giving effect to the sale of the Class A and Class B shares, we own 18.75% of the total outstanding shares of common stock of IACNA, plus a warrant to purchase an additional 2.6% of the outstanding IACNA shares. We also maintain the same governance and other rights in IACNA that we possessed prior to the C&A Acquisition.

To effect the issuance of shares in the C&A Acquisition and the settlement of our contingent funding obligation, on October 11, 2007, IACNA, WL Ross, Franklin, a wholly owned subsidiary of Lear and the participating C&A Creditors entered into an Amended and Restated Limited Liability Company Agreement of IACNA (the “Amended LLC Agreement”). The Amended LLC Agreement, among other things, (1) provides the participating C&A Creditors certain governance and transfer rights with respect to their Class B shares and (2) eliminates any further funding obligations to IACNA.

On October 16, 2006, we completed the contribution of substantially all of our European interior business to International Automotive Components Group, LLC (“IAC Europe”), a separate joint venture with affiliates of WL Ross and Franklin, in exchange for an approximately one-third equity interest in IAC Europe. In connection with this transaction, we recorded a loss on divestiture of Interior business of approximately $35 million, of which approximately $6 million was recognized in the first nine months of 2007 and approximately $29 million was recognized in 2006.

As a result of the settlement of our contingent funding obligation and other adjustments related to our investments in IACNA and IAC Europe, we recorded a reduction of approximately $17 million to the previously recorded loss on divestiture of Interior business in the third quarter of 2007.

For further information related to the divestiture of our interior business, see Note 3, “Divestiture of Interior Business,” to the accompanying condensed consolidated financial statements and the Purchase Agreement, LLC Agreement and related documents, which are incorporated by reference as exhibits to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

Industry Overview

Demand for our products is directly related to automotive vehicle production. Automotive sales and production can be affected by general economic or industry conditions, labor relations issues, fuel prices, regulatory requirements, trade agreements and other factors. Our operating results are also significantly impacted by what is referred to in this section as “vehicle platform mix”; that is, the overall commercial success of the vehicle platforms for which we supply particular products, as well as our relative profitability on these platforms. In addition, it is possible that customers could elect to manufacture components that are currently produced by external suppliers such as Lear. A significant loss of business with respect to any vehicle model for which we are a significant supplier, or a decrease in the production levels of any such models, could have a material adverse impact on our future operating results. Unfavorable vehicle platform mix and lower production volumes by the domestic automakers in North America have had an

LEAR CORPORATION

adverse effect on our operating results since 2005. A continuation of the shift in consumer purchasing patterns from certain of our key light truck and SUV platforms toward passenger cars, crossover vehicles or other vehicle platforms where we generally have substantially less content will adversely affect our future operating results. In addition, our two largest customers, General Motors and Ford, accounted for approximately 47% of our net sales in 2006, excluding net sales to Saab, Volvo, Jaguar and Land Rover, which are affiliates of General Motors or Ford. The automotive operations of both General Motors and Ford experienced significant operating losses throughout 2006, and both automakers are continuing to restructure their North American operations, which could have a material impact on our future operating results.

Automotive industry conditions in North America and Europe continue to be challenging. In North America, the industry is characterized by significant overcapacity, fierce competition and significant pension and healthcare liabilities for the domestic automakers. In Europe, the market structure is more fragmented with significant overcapacity. We expect these challenging industry conditions to continue in the foreseeable future. During the first nine months of 2007, North American production levels declined by approximately 2% as compared to the same period in 2006, and production levels on several of our key platforms have declined more significantly. Historically, the majority of our sales have been derived from the U.S.-based automotive manufacturers in North America and, to a lesser extent, automotive manufacturers in Western Europe. These customers have experienced declines in market share in their traditional markets. In addition, a disproportionate amount of our net sales and profitability in North America has been on light truck and large SUV platforms of the domestic automakers, which are experiencing significant competitive pressures. As discussed below, our ability to maintain and improve our financial performance in the future will depend, in part, on our ability to significantly increase our penetration of Asian automotive manufacturers worldwide and leverage our existing North American and European customer base geographically and across both product lines.

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

Our material cost as a percentage of net sales was 68.1% in the first nine months of 2007 as compared to 68.8% in 2006 and 68.3% in 2005. Raw material, energy and commodity costs generally remained high in the first nine months of 2007. Unfavorable industry conditions have also resulted in financial distress within our supply base and an increase in commercial disputes and the risk of supply disruption. We have developed and implemented strategies to mitigate or partially offset the impact of higher raw material, energy and commodity costs, which include cost reduction actions, the utilization of our cost technology optimization process, the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments and the acceleration of low-cost country sourcing and engineering. However, due to the magnitude and duration of the increased raw material, energy and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers, offset only a portion of the adverse impact. In addition, higher crude oil prices can indirectly impact our operating results by adversely affecting demand for certain of our key light truck and SUV platforms. We expect that high raw material, energy and commodity costs will continue to have a material adverse impact on our operating results in the foreseeable future. See “— Forward-Looking Statements” and Item 1A, “Risk Factors – High raw material costs may continue to have a significant adverse impact on our profitability,” in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

LEAR CORPORATION

measure of the efficiency with which assets are deployed to increase earnings. Improvements in our return on investment will depend on our ability to maintain an appropriate asset base for our business and to increase productivity and operating efficiency.

Restructuring

In the second quarter of 2005, we began to implement consolidation, facility realignment and census actions in order to address unfavorable industry conditions. These actions continued through the first nine months of 2007 and are part of a comprehensive restructuring strategy intended to (i) better align our manufacturing capacity with the changing needs of our customers, (ii) eliminate excess capacity and lower our operating costs and (iii) streamline our organizational structure and reposition our business for improved long-term profitability. In connection with the restructuring actions, we currently expect to incur pretax costs of approximately $325 million through 2007, although all aspects of the restructuring actions have not been finalized. In addition, in light of current industry conditions, particularly in North America, we expect to make significant restructuring and related investments beyond the current year. Restructuring and related manufacturing inefficiency charges were $88 million in the first nine months of 2007, $100 million in 2006 and $104 million in 2005.

Other Matters

In the first quarter of 2007, we recognized a curtailment gain of $36 million related to our decision to freeze our U.S. salaried pension plan, as well as a loss of $4 million related to the acquisition of the minority interest in an affiliate. In the first nine months of 2006, we recognized aggregate gains of $27 million related to the sales of our interests in two affiliates, as well as fixed asset impairment charges of $9 million and a goodwill impairment charge of $3 million.

As discussed above, our results for the first nine months of 2007 and 2006 reflect the following items (in millions):

	Three months ended		Nine months ended

	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Costs related to divestiture of Interior business	$(17)	$29	$18	$29
Fixed asset impairment charges related to Interior business	—	—	—	9
Goodwill impairment charge related to Interior business	—	—	—	3
Costs related to restructuring actions	37	17	88	57
U.S. salaried pension plan curtailment gain	—	—	(36)	—
Costs related to merger transaction	25	—	37	—
(Gain) loss on joint venture transactions	—	—	4	(27)

For further information regarding these items, see “— Restructuring” and Note 2, “Merger Agreement,” Note 3, “Divestiture of Interior Business,” Note 5, “Restructuring,” Note 7, “Property, Plant and Equipment,” Note 10, “Pension and Other Postretirement Benefit Plans,” and Note 12, “Other Expense, Net,” to the accompanying condensed consolidated financial statements.

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

LEAR CORPORATION RESULTS OF OPERATIONS A summary of our operating results as a percentage of net sales is shown below (dollar amounts in millions):

	Three Months Ended				Nine Months Ended

	September 29, 2007		September 30, 2006		September 29, 2007		September 30, 2006

Net sales
Seating	$2,881.4	80.6%	$2,633.0	64.7%	$9,140.1	75.3%	$8,721.6	64.3%
Electrical and electronic	693.2	19.4	682.6	16.8	2,307.0	19.0	2,257.6	16.7
Interior	—	—	754.1	18.5	688.9	5.7	2,579.2	19.0

Net sales	3,574.6	100.0	4,069.7	100.0	12,136.0	100.0	13,558.4	100.0

Gross profit	267.3	7.5	186.8	4.6	915.8	7.5	690.1	5.1
Selling, general and administrative expenses	159.3	4.5	158.0	3.9	428.6	3.5	493.9	3.6
Goodwill impairment charge	—	—	—	—	—	—	2.9	—
Divestiture of Interior business	(17.1)	(0.5)	28.7	0.7	7.8	0.1	28.7	0.2
Interest expense	47.5	1.3	56.6	1.4	150.3	1.2	157.5	1.1
Other expense, net	17.5	0.4	9.4	0.2	42.8	0.3	26.7	0.2
Provision for income taxes	19.1	0.5	8.1	0.2	71.8	0.6	45.8	0.3
Cumulative effect of a change in accounting principle	—	—	—	—	—	—	2.9	—

Net income (loss)	$41.0	1.1%	$(74.0)	(1.8)%	$214.5	1.8%	$(62.5)	(0.5)%

Three Months Ended September 29, 2007 vs. Three Months Ended September 30, 2006

Net sales in the third quarter of 2007 were $3.6 billion as compared to $4.1 billion in the third quarter of 2006, a decrease of $495 million or 12.2%. The divestiture of our interior business and unfavorable vehicle platform mix in North America negatively impacted net sales by $754 million and $131 million, respectively. These decreases were partially offset by the benefit of new business, primarily outside of North America, and the impact of net foreign exchange rate fluctuations, which increased net sales by $174 million and $149 million, respectively.

Gross profit and gross margin were $267 million and 7.5% in the quarter ended September 29, 2007, as compared to $187 million and 4.6% in the quarter ended September 30, 2006. The divestiture of our interior business and new business, primarily outside of North America, favorably impacted gross profit by $28 million and $23 million, respectively. The benefit of our restructuring and other productivity actions were largely offset by the impact of net selling price reductions and unfavorable vehicle platform mix in North America.

Selling, general and administrative expenses, including research and development, were $159 million in the three months ended September 29, 2007, as compared to $158 million in the three months ended September 30, 2006. As a percentage of net sales, selling, general and administrative expenses were 4.5% and 3.9% in the third quarters of 2007 and 2006, respectively. The increase in selling, general and administrative expenses as a percentage of net sales was largely due to costs related to the termination of the Merger Agreement of $25 million.

Interest expense was $48 million in the third quarter of 2007 as compared to $57 million in the third quarter of 2006. The decrease was largely due to interest related to a foreign tax matter in 2006 and lower borrowing levels in 2007.

Other expense, which includes state and local non-income taxes, foreign exchange gains and losses, fees associated with our asset-backed securitization and factoring facilities, minority interests in consolidated subsidiaries, equity in net income (loss) of affiliates, gains and losses on the sales of assets and other miscellaneous income and expense, was $18 million in the third quarter of 2007 as compared to $9 million in the third quarter of 2006, primarily due to increases in both minority interests in consolidated subsidiaries and equity in net losses of affiliates.

The provision for income taxes was $19 million in the third quarter of 2007, representing an effective tax rate of 31.8%, as compared to $8 million in the third quarter of 2006, representing an effective tax rate of (12.3)%. The provision for income taxes in the third quarter of 2007 was impacted by a portion of our restructuring charges and costs related to the Merger Agreement, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. This was largely offset by a reduction in losses of $17 million related to the divestiture of our

LEAR CORPORATION

interior business, a significant portion of which resulted in no tax expense as it was incurred in the United States, as well as the impact of a tax benefit of $17 million related to a tax rate change in Germany. Excluding these items, the effective tax rate in the third quarter of 2007 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, foreign valuation allowances, the U.S. valuation allowance, tax credits, income tax incentives and other permanent items. Further, our current and future provision for income taxes is significantly impacted by the recognition of valuation allowances in certain countries, particularly the United States. We intend to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Our future income tax expense will include no tax benefit with respect to U.S. losses and no tax expense with respect to U.S. income until the allowance is eliminated. Accordingly, income taxes are impacted by the U.S. valuation allowance and the mix of earnings among jurisdictions. The provision for income taxes in the third quarter of 2006 includes a one-time tax benefit of $15 million resulting from the expiration of the statute of limitations in a foreign taxing jurisdiction. The provision for income taxes in the third quarter of 2006 was also impacted by the loss on the divestiture of our European interior business, for which a tax benefit of $4 million was recognized, and a portion of our restructuring charges, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries.

Net income in the third quarter of 2007 was $41 million, or $0.52 per diluted share, as compared to a net loss of $74 million, or $1.10 per diluted share, in the third quarter of 2006, for the reasons described above.

Reportable Operating Segments

Historically, we have had three reportable operating segments: seating, which includes seat systems and the components thereof; electrical and electronic, which includes electrical distribution systems and electronic products, primarily wire harnesses, junction boxes and connecting systems, interior control and entertainment systems and wireless systems; and interior, which has been divested and included instrument panels and cockpit systems, headliners and overhead systems, door panels, flooring and acoustic systems and other interior products. For further information related to our interior business, see Note 3, “Divestiture of Interior Business,” to the accompanying condensed consolidated financial statements. The financial information presented below is for our three reportable operating segments and our other category for the periods presented. The other category includes unallocated costs related to corporate headquarters, geographic headquarters and the elimination of intercompany activities, none of which meets the requirements of being classified as an operating segment. Corporate and geographic headquarters costs include various support functions, such as information technology, purchasing, corporate finance, legal, executive administration and human resources. Financial measures regarding each segment’s income (loss) before divestiture of Interior business, interest expense, other expense and provision for income taxes (“segment earnings”) and segment earnings divided by net sales (“margin”) are not measures of performance under accounting principles generally accepted in the United States (“GAAP”). Segment earnings and the related margin are used by management to evaluate the performance of our reportable operating segments. Segment earnings should not be considered in isolation or as a substitute for net income, net cash provided by operating activities or other income statement or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, segment earnings, as we determine it, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated segment earnings to consolidated income (loss) before provision for income taxes, see Note 18, “Segment Reporting,” to the accompanying condensed consolidated financial statements.

Seating

A summary of financial measures for our seating segment is shown below (dollar amounts in millions):

	Three months ended

	September 29, 2007	September 30, 2006

Net sales	$2,881.4	$2,633.0
Segment earnings	181.2	125.6
Margin	6.3%	4.8%

Seating net sales were $2.9 billion in the third quarter of 2007 as compared to $2.6 billion in the third quarter of 2006, an increase of $248 million or 9.4%. The benefit of new business, primarily outside of North America, and the impact of net foreign exchange rate fluctuations favorably impacted net sales by $181 million and $123 million, respectively. These increases were partially offset by unfavorable vehicle platform mix in North America. Segment earnings and the related margin on net sales were $181 million and 6.3% in the third quarter of 2007 as compared to $126 million and 4.8% in the third quarter of 2006. The improvement in segment earnings was largely due to favorable cost performance from our restructuring and other productivity actions and the addition of new business, primarily outside of North America. These increases were partially offset by unfavorable vehicle platform mix in North

LEAR CORPORATION

America and the impact of net selling price reductions. In addition, in the third quarter of 2007, we incurred costs related to our restructuring actions of $20 million as compared to $8 million in the third quarter of 2006.

Electrical and Electronic

A summary of financial measures for our electrical and electronic segment is shown below (dollar amounts in millions):

	Three months ended

	September 29, 2007	September 30, 2006

Net sales	$693.2	$682.6
Segment earnings	4.0	16.4
Margin	0.6%	2.4%

Electrical and electronic net sales were $693 million in the third quarter of 2007 as compared to $683 million in the third quarter of 2006, an increase of $11 million or 1.6%. The impact of net foreign exchange rate fluctuations favorably impacted net sales by $26 million. This increase was partially offset by the impact of net selling price reductions and the roll-off of several programs in North America. Segment earnings and the related margin on net sales were $4.0 million and 0.6% in the third quarter of 2007 as compared to $16 million and 2.4% in the third quarter of 2006. The impact of net selling price reductions and the roll-off of several programs in North America were partially offset by favorable cost performance from our restructuring and other productivity actions. In addition, in the third quarter of 2007, we incurred costs related to our restructuring actions of $10 million as compared to $7 million in the third quarter of 2006.

Interior

A summary of financial measures for our divested interior segment is shown below (dollar amounts in millions):

	Three months ended

	September 29, 2007	September 30, 2006

Net sales	$—	$754.1
Segment earnings	—	(55.8)
Margin	—%	(7.4)%

We substantially completed the divestiture of our interior business in the first quarter of 2007. See “— Executive Overview” for further information. We incurred costs related to our restructuring actions of $2 million in the third quarter of 2006.

Other

A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Three months ended

	September 29, 2007	September 30, 2006

Net sales	$—	$—
Segment earnings	(77.2)	(57.4)
Margin	N/A	N/A

Our other category includes unallocated corporate and geographic headquarters costs, as well as the elimination of intercompany activity. Corporate and geographic headquarters costs include various support functions, such as information technology, purchasing, corporate finance, legal, executive administration and human resources. Segment earnings related to our other category were $(77) million in the third quarter of 2007 as compared to $(57) million in the third quarter of 2006. Costs related to the termination of the Merger Agreement of $25 million and restructuring costs of $8 million were partially offset by the benefit of our restructuring and other cost improvement actions.

Nine Months Ended September 29, 2007 vs. Nine Months Ended September 30, 2006

Net sales in the first nine months of 2007 were $12.1 billion as compared to $13.6 billion in the first nine months of 2006, a decrease of $1.4 billion or 10.5%. The divestiture of our interior business, as well as unfavorable vehicle platform mix and lower production

LEAR CORPORATION

volumes in North America, negatively impacted net sales by $1.8 billion and $706 million, respectively. These decreases were partially offset by the benefit of new business, primarily outside of North America, and the impact of net foreign exchange rate fluctuations, which increased net sales by $720 million and $437 million, respectively.

Gross profit and gross margin were $916 million and 7.5% in the nine months ended September 29, 2007, as compared to $690 million and 5.1% in the nine months ended September 30, 2006. New business, primarily outside of North America, and the divestiture of our interior business favorably impacted gross profit by $104 million and $33 million, respectively. The benefit of our restructuring and other productivity actions were partially offset by unfavorable vehicle platform mix and lower production volumes in North America and the impact of net selling price reductions.

Selling, general and administrative expenses, including research and development, were $429 million in the nine months ended September 29, 2007, as compared to $494 million in the nine months ended September 30, 2006. As a percentage of net sales, selling, general and administrative expenses were 3.5% and 3.6% in the first nine months of 2007 and 2006, respectively. The decrease in selling, general and administrative expenses was largely due to a curtailment gain of $36 million related to our decision to freeze our U.S. salaried pension plan, as well as a reduction in engineering and tooling costs. Reductions in selling, general and administrative expenses of $41 million related to the divestiture of our interior business were largely offset by costs related to the Merger Agreement of $37 million.

Interest expense was $150 million in the first nine months of 2007 as compared to $158 million in the first nine months of 2006. The decrease was largely due to lower borrowing levels in 2007 and interest related to a foreign tax matter in 2006 partially offset by the impact of higher interest rates on our refinanced primary credit facility and senior notes.

Other expense, which includes state and local non-income taxes, foreign exchange gains and losses, fees associated with our asset-backed securitization and factoring facilities, minority interests in consolidated subsidiaries, equity in net income (loss) of affiliates, gains and losses on the sales of assets and other miscellaneous income and expense, was $43 million in the first nine months of 2007 as compared to $27 million in the first nine months of 2006. In the first nine months of 2007, foreign exchange and the improved performance of certain of our unconsolidated affiliates favorably impacted other expense by $22 million and $11 million, respectively. These improvements were partially offset by increases in minority interests in consolidated subsidiaries and other miscellaneous income and expense. In the first nine months of 2006, we recognized aggregate gains of $27 million related to the sales of our interests in two affiliates.

The provision for income taxes was $72 million in the first nine months of 2007, representing an effective tax rate of 25.1%, as compared to $46 million in the first nine months of 2006, representing an effective tax rate of (233.7)%. The provision for income taxes in the first nine months of 2007 was impacted by costs of $18 million related to the divestiture of our interior business, a significant portion of which provided no tax benefit as they were incurred in the United States. The provision was also impacted by a portion of our restructuring charges and costs related to the Merger Agreement, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. This was offset by the impact of the U.S. salaried pension plan curtailment gain of $36 million, for which no tax expense was provided as it was incurred in the United States, the impact of a one-time tax benefit of $13 million related to a reversal of a valuation allowance in a European subsidiary and the impact of a tax benefit of $17 million related to a tax rate change in Germany. Excluding these items, the effective tax rate in the first nine months of 2007 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, foreign valuation allowances, the U.S. valuation allowance, tax credits, income tax incentives and other permanent items. Further, our current and future provision for income taxes is significantly impacted by the recognition of valuation allowances in certain countries, particularly the United States. We intend to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Our future income tax expense will include no tax benefit with respect to U.S. losses and no tax expense with respect to U.S. income until the allowance is eliminated. Accordingly, income taxes are impacted by the U.S. valuation allowance and the mix of earnings among jurisdictions. The provision for income taxes in the first nine months of 2006 includes one-time tax benefits of $20 million resulting from the expiration of the statute of limitations in a foreign taxing jurisdiction, a tax audit resolution, court rulings in certain jurisdictions, the merger of two foreign entities and changes in tax laws in certain jurisdictions. The provision for income taxes in the first nine months of 2006 was also impacted by the loss on the divestiture of our European interior business, for which a tax benefit of $4 million was recognized, gains on the sales of our interests in two affiliates, for which no tax expense was recognized, and a portion of our restructuring and impairment charges, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries.

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share-Based Payment.” As a result, we recognized a cumulative effect of a change in accounting principle of $3 million in the first nine months of

LEAR CORPORATION

2006 related to a change in accounting for forfeitures. For further information, see Note 4, “Stock-Based Compensation,” to the accompanying condensed consolidated financial statements.

Net income in the first nine months of 2007 was $215 million, or $2.74 per diluted share, as compared to a net loss of $63 million, or $0.93 per diluted share, in the first nine months of 2006, for the reasons described above.

Reportable Operating Segments

Historically, we have had three reportable operating segments: seating, which includes seat systems and the components thereof; electrical and electronic, which includes electrical distribution systems and electronic products, primarily wire harnesses, junction boxes and connecting systems, interior control and entertainment systems and wireless systems; and interior, which has been divested and included instrument panels and cockpit systems, headliners and overhead systems, door panels, flooring and acoustic systems and other interior products. For further information related to our interior business, see Note 3, “Divestiture of Interior Business,” to the accompanying condensed consolidated financial statements. The financial information presented below is for our three reportable operating segments and our other category for the periods presented. The other category includes unallocated costs related to corporate headquarters, geographic headquarters and the elimination of intercompany activities, none of which meets the requirements of being classified as an operating segment. Corporate and geographic headquarters costs include various support functions, such as information technology, purchasing, corporate finance, legal, executive administration and human resources. Financial measures regarding each segment’s income (loss) before goodwill impairment charge, divestiture of Interior business, interest expense, other expense, provision for income taxes and cumulative effect of a change in accounting principle (“segment earnings”) and segment earnings divided by net sales (“margin”) are not measures of performance under accounting principles generally accepted in the United States (“GAAP”). Segment earnings and the related margin are used by management to evaluate the performance of our reportable operating segments. Segment earnings should not be considered in isolation or as a substitute for net income, net cash provided by operating activities or other income statement or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, segment earnings, as we determine it, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated segment earnings to consolidated income (loss) before provision for income taxes and cumulative effect of a change in accounting principle, see Note 18, “Segment Reporting,” to the accompanying condensed consolidated financial statements.

Seating

A summary of financial measures for our seating segment is shown below (dollar amounts in millions):

	Nine months ended

	September 29, 2007	September 30, 2006

Net sales	$9,140.1	$8,721.6
Segment earnings	617.1	423.0
Margin	6.8%	4.9%

Seating net sales were $9.1 billion in the first nine months of 2007 as compared to $8.7 billion in the first nine months of 2006, an increase of $419 million or 4.8%. The benefit of new business, primarily outside of North America, and the impact of net foreign exchange rate fluctuations favorably impacted net sales by $671 million and $342 million, respectively. These increases were partially offset by unfavorable vehicle platform mix and lower production volumes in North America. Segment earnings and the related margin on net sales were $617 million and 6.8% in the first nine months of 2007 as compared to $423 million and 4.9% in the first nine months of 2006. The improvement in segment earnings was largely due to favorable cost performance from our restructuring and other productivity actions and the addition of new business, primarily outside of North America. These increases were partially offset by unfavorable vehicle platform mix and lower production volumes in North America and the impact of net selling price reductions. In addition, in the first nine months of 2007, we incurred costs related to our restructuring actions of $27 million as compared to $28 million in the first nine months of 2006.

LEAR CORPORATION Electrical and Electronic A summary of financial measures for our electrical and electronic segment is shown below (dollar amounts in millions):

	Nine months ended

	September 29, 2007	September 30, 2006

Net sales	$2,307.0	$2,257.6
Segment earnings	45.0	107.6
Margin	2.0%	4.8%

Electrical and electronic net sales were $2.3 billion in the first nine months of 2007 and 2006. The impact of net foreign exchange rate fluctuations and the benefit of new business outside of North America favorably impacted net sales by $88 million and $43 million, respectively. These increases were partially offset by unfavorable vehicle platform mix and lower production volumes in North America and the impact of net selling price reductions. Segment earnings and the related margin on net sales were $45 million and 2.0% in the first nine months of 2007 as compared to $108 million and 4.8% in the first nine months of 2006. The reduction in segment earnings was largely due to the impact of net selling price reductions, as well as unfavorable vehicle platform mix, lower production volumes and the roll-off of several programs in North America. These decreases were partially offset by favorable cost performance from our restructuring and other productivity actions. In addition, in the nine months of 2007, we incurred costs related to our restructuring actions of $45 million as compared to $22 million in the first nine months of 2006.

Interior

A summary of financial measures for our divested interior segment is shown below (dollar amounts in millions):

	Nine months ended

	September 29, 2007	September 30, 2006

Net sales	$688.9	$2,579.2
Segment earnings	8.2	(149.6)
Margin	1.2%	(5.8)%

We substantially completed the divestiture of our interior business in the first quarter of 2007. See “— Executive Overview” for further information. Interior net sales were $689 million in the first nine months of 2007 as compared to $2.6 billion in the first nine months of 2006. Segment earnings and the related margin on net sales were $8 million and 1.2% in the first nine months of 2007 as compared to $(150) million and (5.8)% in the first nine months of 2006. In the first nine months of 2007, we incurred costs related to our restructuring actions of $5 million as compared to $11 million in the first nine months of 2006. In addition, we recorded asset impairment charges of $9 million in the first nine months of 2006.

Other

A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Nine months ended

	September 29, 2007	September 30, 2006

Net sales	$—	$—
Segment earnings	(183.1)	(184.8)
Margin	N/A	N/A

Our other category includes unallocated corporate and geographic headquarters costs, as well as the elimination of intercompany activity. Corporate and geographic headquarters costs include various support functions, such as information technology, purchasing, corporate finance, legal, executive administration and human resources. Segment earnings related to our other category were $(183) million in the first nine months of 2007 as compared to $(185) million in the first nine months of 2006. Costs related to the Merger Agreement of $37 million and restructuring costs of $12 million were largely offset by a curtailment gain of $36 million related to our decision to freeze our U.S. salaried pension plan. Costs related to the divestiture of our interior business of $8 million were more than offset by our restructuring and other cost improvement actions.

LEAR CORPORATION

RESTRUCTURING

In order to address unfavorable industry conditions, we began to implement consolidation, facility realignment and census actions in the second quarter of 2005. These actions are part of a comprehensive restructuring strategy intended to (i) better align our manufacturing capacity with the changing needs of our customers, (ii) eliminate excess capacity and lower our operating costs and (iii) streamline our organizational structure and reposition our business for improved long-term profitability.

We currently expect to incur pretax costs of approximately $325 million in connection with the restructuring actions through 2007, although all aspects of the restructuring actions have not been finalized. Through the first nine months of 2007, approximately $292 million of restructuring costs had been incurred. Such costs include employee termination benefits, asset impairment charges and contract termination costs, as well as other incremental costs resulting from the restructuring actions. These incremental costs principally include equipment and personnel relocation costs. We also expect to incur incremental manufacturing inefficiency costs at the operating locations impacted by the restructuring actions during the related restructuring implementation period. Restructuring costs are recognized in our consolidated financial statements in accordance with accounting principles generally accepted in the United States. Generally, charges are recorded as elements of the restructuring strategy are finalized. Actual costs recorded in our consolidated financial statements may vary from current estimates.

In connection with our restructuring actions, we recorded restructuring and related manufacturing inefficiency net charges of $88 million in the first nine months of 2007, including $78 million recorded as cost of sales and $10 million recorded as selling, general and administrative expenses. Restructuring activities resulted in cash expenditures of $93 million in the first nine months of 2007. The 2007 charges consist of employee termination benefits of $67 million, asset impairment charges of $12 million, net contract termination costs of $(7) million (including a net pension and other postretirement benefit plan curtailment gain of $12 million) and other costs of $7 million. We also estimate that we incurred approximately $9 million in manufacturing inefficiency costs during this period as a result of the restructuring. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations. Asset impairment charges relate to the disposal of machinery and equipment with carrying values of $12 million in excess of related estimated fair values. Contract termination costs include lease cancellation costs, the repayment of various government-sponsored grants and the net pension and other postretirement benefit plan curtailment gain. Restructuring costs in 2007 are estimated to be approximately $125 million.

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

Cash Flow

Cash provided by operating activities was $310 million in the first nine months of 2007 as compared to $106 million in the first nine months of 2006. The increase in operating cash flow was due, in part, to the improvement in net income between periods. Additionally, the net change in working capital items, including the net change in recoverable customer engineering and tooling, resulted in an increase of $83 million in operating cash flow between periods. Increases in accounts receivable and accounts payable were a use of cash of $338 million and a source of cash of $113 million, respectively, in the first nine months of 2007, reflecting the timing of payments received from our customers and made to our suppliers.

Cash used in investing activities was $191 million in the first nine months of 2007 as compared to $247 million in the first nine months of 2006. This decrease reflects a decline of $154 million in capital expenditures, partially offset by cash used of $48 million related to the divestiture of our interior business. In 2006, cash received of $35 million related to the sales of our interests in two affiliates was partially offset by an indemnity payment of $21 million related to our acquisition of UT Automotive, Inc. in 1999. Capital expenditures in 2007 are estimated at approximately $200 million.

Cash flows from financing activities were a use of cash of $25 million in the first nine months of 2007 as compared to a source of cash of $47 million in the first nine months of 2006. The use of cash in the current period reflected ordinary course debt repayments; the source of cash in the prior period was largely due to the refinancing of our primary credit facility and certain senior notes.

LEAR CORPORATION

Capitalization

In addition to cash provided by operating activities, we utilize a combination of available credit facilities to fund our capital expenditures and working capital requirements. For the nine months ended September 29, 2007 and September 30, 2006, our average outstanding debt balance, as of the end of each fiscal quarter, was $2.5 billion and $2.3 billion, respectively. The weighted average long-term interest rate, including rates under our committed credit facility and the effect of hedging activities, was 7.7% and 7.1% for the respective periods.

In addition, we utilize uncommitted lines of credit as needed for our short-term working capital fluctuations. For the nine months ended September 29, 2007 and September 30, 2006, our average outstanding unsecured short-term debt balance, as of the end of each fiscal quarter, was $18 million and $15 million, respectively. The weighted average short-term interest rate, including the effect of hedging activities, was 4.7% and 4.5% for the respective periods. The availability of uncommitted lines of credit may be affected by our financial performance, credit ratings and other factors. See “— Off-Balance Sheet Arrangements” and “— Accounts Receivable Factoring.”

Primary Credit Facility

Our primary credit facility consists of an amended and restated credit and guarantee agreement, which provides for maximum revolving borrowing commitments of $1.7 billion and a term loan facility of $1.0 billion. The $1.7 billion revolving credit facility matures on March 23, 2010, and the $1.0 billion term loan facility matures on April 25, 2012. Principal payments of $3 million are required on the term loan facility every six months. As of September 29, 2007, we had $994 million in borrowings available and outstanding under our term loan facility. There were no amounts outstanding under the revolving credit facility and $101million committed under outstanding letters of credit as of September 29, 2007.

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

The primary credit facility contains certain affirmative and negative covenants, including (i) limitations on fundamental changes involving us or our subsidiaries, asset sales and restricted payments, (ii) a limitation on indebtedness with a maturity shorter than the term loan facility, (iii) a limitation on aggregate subsidiary indebtedness to an amount which is no more than 4% of consolidated total assets, (iv) a limitation on aggregate secured indebtedness to an amount which is no more than $100 million and (v) requirements that we maintain a leverage ratio of not more than 3.75 to 1, as of September 29, 2007, with decreases over time and an interest coverage ratio of not less than 2.50 to 1 with increases over time.

The leverage and interest coverage ratios, as well as the related components of their computation, are defined in the primary credit facility. The leverage ratio is calculated as the ratio of consolidated indebtedness to consolidated operating profit. For the purpose of the covenant calculation, (i) consolidated indebtedness is generally defined as reported debt, net of cash and excludes transactions related to our asset-backed securitization and factoring facilities and (ii) consolidated operating profit is generally defined as net income excluding income taxes, interest expense, depreciation and amortization expense, other income and expense, minority interests in income of subsidiaries in excess of net equity earnings in affiliates, certain restructuring and other non-recurring charges, extraordinary gains and losses and other specified non-cash items. Consolidated operating profit is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under our primary credit facility. The interest coverage ratio is calculated as the ratio of consolidated operating profit to consolidated interest expense. For the purpose of the covenant calculation, consolidated interest expense is generally defined as interest expense plus any discounts or expenses related to our asset-backed securitization facility less amortization of deferred finance fees and interest income. As of September 29, 2007, we were in compliance with all covenants set forth in the primary credit facility. Our leverage and interest coverage ratios were 1.8 to 1 and 5.7 to 1, respectively.

LEAR CORPORATION

Reconciliations of (i) consolidated indebtedness to reported debt, (ii) consolidated operating profit to income before provision for income taxes and cumulative effect of a change in accounting principle and (iii) consolidated interest expense to reported interest expense are shown below (in millions):

September 29, 2007

Consolidated indebtedness	$1,865.4
Cash and cash equivalents	602.0

Reported debt	$2,467.4

	Three Months Ended September 29, 2007	Nine Months Ended September 29, 2007

Consolidated operating profit	$235.3	$822.5
Depreciation and amortization	(70.7)	(220.9)
Consolidated interest expense	(43.4)	(135.3)
Costs related to divestiture of Interior business	17.1	(17.8)
Other expense, net (excluding certain amounts related to asset-backed securitization facility)	(17.4)	(43.8)
Restructuring charges (subject to $285 million limitation)	(22.7)	(73.3)
Other excluded items	(25.1)	(0.5)
Other non-cash items	(13.0)	(44.6)

Income before provision for income taxes and cumulative effect of a change in accounting principle	$60.1	$286.3

Consolidated interest expense	$43.4	$135.3
Certain amounts related to asset-backed securitization facility	(0.1)	1.0
Amortization of deferred financing fees	2.3	7.0
Bank facility and other fees	1.9	7.0

Reported interest expense	$47.5	$150.3

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

Senior Notes

In addition to borrowings outstanding under our primary credit facility, as of September 29, 2007, we had $1.4 billion of senior notes outstanding, consisting primarily of $300 million aggregate principal amount of senior notes due 2013, $600 million aggregate principal amount of senior notes due 2016, $399 million aggregate principal amount of senior notes due 2014, $1 million accreted value of zero-coupon convertible senior notes due 2022, Euro 56 million (approximately $79 million based on the exchange rate in effect as of September 29, 2007) aggregate principal amount of senior notes due 2008 and $41 million aggregate principal amount of senior notes due 2009.

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

Our senior notes also contain covenants restricting our ability to incur liens and to enter into sale and leaseback transactions. As of September 29, 2007, we were in compliance with all covenants and other requirements set forth in our senior notes.

The senior notes due 2013 and 2016 (having an aggregate principal amount outstanding of $900 million as of September 29, 2007) provide holders of the notes the right to require us to repurchase all or any part of their notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a “change of control” (as defined in the indenture governing the notes). The indentures governing our other senior notes do not contain a change of control repurchase obligation.

LEAR CORPORATION

Scheduled cash interest payments on our outstanding debt are $63 million in the last three months of 2007.

For further information related to our senior notes described above, see Note 8, “Long-Term Debt,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Off-Balance Sheet Arrangements

Asset-Backed Securitization Facility

We have in place an asset-backed securitization facility (the “ABS facility”), which provides for maximum purchases of adjusted accounts receivable of $150 million and matures on April 30, 2008. As of September 29, 2007 and December 31, 2006, there were no accounts receivable sold under this facility. The level of funding utilized under this facility is based on the credit ratings of our major customers, the level of aggregate accounts receivable in a specific month and our funding requirements. Should our major customers experience further reductions in their credit ratings, we may be unable or choose not to utilize the ABS facility in the future. Should this occur, we would utilize our primary credit facility to replace the funding currently provided by the ABS facility. In addition, the ABS facility providers can elect to discontinue the program in the event that our senior secured debt credit rating declines to below B- or B3 by Standard & Poor’s Ratings Services or Moody’s Investors Service, respectively.

Guarantees and Commitments

We guarantee certain of the debt of some of our unconsolidated affiliates. The percentages of debt guaranteed of these entities are based on our ownership percentages. As of September 29, 2007, the aggregate amount of debt guaranteed was approximately $17 million.

Under the agreement governing the divestiture of our North American interior business, we had agreed to fund up to an additional $40 million to IAC, in the event that IAC did not meet certain financial targets in 2007. On October 10, 2007, we made a cash payment to IAC of $12.5 million in full satisfaction of this contingent funding obligation. For further information regarding the divestiture, see the Purchase Agreement, LLC Agreement and related documents, which are incorporated by reference as exhibits to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

Accounts Receivable Factoring

Certain of our European and Asian subsidiaries periodically factor their accounts receivable with financial institutions. Such receivables are factored without recourse to us and are excluded from accounts receivable in the condensed consolidated balance sheets. As of September 29, 2007 and December 31, 2006, the amount of factored receivables was $204 million and $256 million, respectively. We cannot provide any assurances that these factoring facilities will be available or utilized in the future.

Credit Ratings

The credit ratings below are not recommendations to buy, sell or hold our securities and are subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

The credit ratings of our senior secured and unsecured debt as of the date of this Report are shown below. Following the announcement of the Merger Agreement, Standard & Poor’s Ratings Services lowered our corporate credit rating to B from B+ and the credit rating on our unsecured debt to CCC+ from B-. Following the announcement that the Merger Agreement terminated, our corporate credit rating was returned to B+ from B. The credit rating on our senior secured debt was raised to BB– from B+, and the credit rating on our senior unsecured debt was raised to B– from CCC+.

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

Market Rate Sensitivity

In the normal course of business, we are exposed to market risk associated with fluctuations in foreign exchange rates, interest rates and commodity prices. We manage these risks through the use of derivative financial instruments in accordance with management’s guidelines. We enter into all hedging transactions for periods consistent with the underlying exposures. We do not enter into derivative instruments for trading purposes.

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

Our most significant foreign currency transactional exposures relate to the Mexican peso, as well as the Euro and other European currencies. We have performed a quantitative analysis of our overall currency rate exposure as of September 29, 2007. The potential earnings benefit related to net transactional exposures from a hypothetical 10% strengthening of the U.S. dollar relative to all other currencies for a twelve-month period is approximately $4 million. The potential earnings benefit related to net transactional exposures from a similar strengthening of the Euro relative to all other currencies for a twelve-month period is approximately $6 million.

As of September 29, 2007, foreign exchange contracts representing $1 billion of notional amount were outstanding with maturities of less than fifteen months. As of September 29, 2007, the fair market value of these contracts was approximately $10 million. A 10% change in the value of the U.S. dollar relative to all other currencies would result in a $15 million change in the aggregate fair market value of these contracts. A 10% change in the value of the Euro relative to all other currencies would result in a $25 million change in the aggregate fair market value of these contracts.

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

Interest Rates

We use interest rate swap and other derivative contracts to manage our exposure to interest rate movements. Our exposure to variable interest rates on outstanding variable rate debt instruments indexed to United States or European Monetary Union short-term money market rates is partially managed by the use of interest rate swap and other derivative contracts, which match the effective and maturity dates of specific debt instruments. From time to time, we also utilize interest rate swap contracts to convert certain fixed rate debt obligations to variable rate, matching effective and maturity dates to specific debt instruments. All of our interest rate swap contracts are executed with banks that we believe are creditworthy and are denominated in currencies that match the underlying debt instrument. Net interest payments or receipts from interest rate swap and other derivative contracts are included as adjustments to interest expense in our consolidated statements of operations on an accrual basis.

We have performed a quantitative analysis of our overall interest rate exposure as of September 29, 2007. This analysis assumes an instantaneous 100 basis point parallel shift in interest rates at all points of the yield curve. The potential adverse earnings impact from this hypothetical increase for a twelve-month period is approximately $4 million.

As of September 29, 2007, interest rate swap and derivative contracts representing $600 million of notional amount were outstanding with maturity dates of September 2008 through September 2011. All of these contracts are designated as cash flow hedges and

LEAR CORPORATION

modify the variable rate characteristics of our variable rate debt instruments. The fair market value of all interest rate swap and derivative contracts is subject to changes in value due to changes in interest rates. As of September 29, 2007, the fair market value of these contracts was approximately negative $9 million. A 100 basis point parallel shift in interest rates would result in a $12 million change in the aggregate fair market value of these contracts.

Commodity Prices

We have commodity price risk with respect to purchases of certain raw materials, including steel, leather, resins, chemicals, copper and diesel fuel. In limited circumstances, we have used financial instruments to mitigate this risk. Raw material, energy and commodity costs generally remained high in the first nine months of 2007 and continue to negatively impact our operating results.

We have developed and implemented strategies to mitigate or partially offset the impact of higher raw material, energy and commodity costs, which include cost reduction actions, the utilization of our cost technology optimization process, the selective in-sourcing of components where we have available capacity, the continued consolidation of our supply base, longer-term purchase commitments and the acceleration of low-cost country sourcing and engineering. However, due to the magnitude and duration of the increased raw material, energy and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers, offset only a portion of the adverse impact. In addition, higher crude oil prices can indirectly impact our operating results by adversely affecting demand for certain of our key light truck and SUV platforms. We expect that high raw material, energy and commodity costs will continue to have an adverse impact on our operating results in the foreseeable future. See “— Forward-Looking Statements” and Item 1A, “Risk Factors – High raw material costs may continue to have a significant adverse impact on our profitability,” in our Annual Report on Form 10-K for the year ended December 31, 2006.

We use derivative instruments, including financially settled swap and option contracts, to reduce our exposure to fluctuations in certain commodity prices. A portion of our derivative instruments are currently designated as cash flow hedges. As of September 29, 2007 the fair market value of these contracts was approximately $2 million with maturity dates through December 2008. The potential adverse earnings impact from a 10% parallel worsening of the respective commodity curves for a twelve-month period is approximately $3 million.

OTHER MATTERS

Legal and Environmental Matters

We are involved from time to time in legal proceedings and claims, including, without limitation, commercial or contractual disputes with our suppliers, competitors and customers. These disputes vary in nature and are usually resolved by negotiations between the parties.

On January 26, 2004, we filed a patent infringement lawsuit against Johnson Controls Inc. and Johnson Controls Interiors LLC (together, “JCI”) in the U.S. District Court for the Eastern District of Michigan alleging that JCI’s garage door opener products infringed certain of our radio frequency transmitter patents. JCI counterclaimed seeking a declaratory judgment that the subject patents are invalid and unenforceable, and that JCI is not infringing these patents. JCI also has filed motions for summary judgment asserting that its garage door opener products do not infringe our patents and that one of our patents is invalid and unenforceable. We are pursuing our claims against JCI. On November 2, 2007, the court issued an opinion and order granting, in part, and denying, in part, JCI’s motion for summary judgment on one of our patents. The court found that JCI’s product does not literally infringe the patent, however, there are issues of fact that precluded a finding as to whether JCI’s product infringes under the doctrine of equivalents. The court also ruled that one of the claims we have asserted is invalid. Finally, the court denied JCI’s motion to hold the patent unenforceable. The opinion and order does not address the other two patents involved in the lawsuit. JCI’s motion for summary judgment on those patents has not yet been subject to a court hearing. A trial date has not been scheduled.

After we filed our patent infringement action against JCI, affiliates of JCI sued one of our vendors and certain of the vendor’s employees in Ottawa County, Michigan Circuit Court on July 8, 2004, alleging misappropriation of trade secrets and disclosure of confidential information. The suit alleges that the defendants misappropriated and shared with us trade secrets involving JCI’s universal garage door opener product. JCI seeks to enjoin the defendants from selling or attempting to sell a competing product, as well as compensatory damages and attorney fees. We are not a defendant in this lawsuit; however, the agreements between us and the defendants contain customary indemnification provisions. We do not believe that our garage door opener product benefited from any allegedly misappropriated trade secrets or technology. However, JCI has sought discovery of certain information which we believe is confidential and proprietary, and we have intervened in the case as a non-party for the limited purpose of protecting our rights with respect to JCI’s discovery efforts. A hearing on the defendant’s motion to dismiss is scheduled for December 2007. The trial has been rescheduled to January 2008.

On June 13, 2005, The Chamberlain Group (“Chamberlain”) filed a lawsuit against us and Ford Motor Company (“Ford”) in the Northern District of Illinois alleging patent infringement. Two counts were asserted against us and Ford based upon two Chamberlain rolling-code garage door opener system patents. Two additional counts were asserted against Ford only (not us) based upon different

LEAR CORPORATION

Chamberlain patents. The Chamberlain lawsuit was filed in connection with the marketing of our universal garage door opener system, which competes with a product offered by JCI. JCI obtained technology from Chamberlain to operate its product. In October 2005, JCI joined the lawsuit as a plaintiff along with Chamberlain. In October 2006, Ford was dismissed from the suit. JCI and Chamberlain have filed a motion for a preliminary injunction, and on March 30, 2007, the court issued a decision granting plaintiffs’ motion for a preliminary injunction but did not enter an injunction at that time. In response, we filed a motion seeking to stay the effectiveness of any injunction that may be entered and General Motors Corporation (“GM”) moved to intervene. On April 25, 2007, the court granted GM’s motion to intervene, entered a preliminary injunction order that exempts our existing GM programs and denied our motion to stay the effectiveness of the preliminary injunction order pending appeal. On April 27, 2007, we filed our notice of appeal from the granting of the preliminary injunction and the denial of our motion to stay its effectiveness. On May 7, 2007, we filed a motion for stay with the Federal Circuit Court of Appeals, which the court denied on June 6, 2007. The appeal is currently pending before the Federal Circuit Court of Appeals. All briefing has been completed, and oral argument is scheduled for December 2007. No trial date has been set by the district court.

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

In the first quarter of 2006, co-defendant UTC entered into a settlement agreement with the plaintiffs. During the third quarter of 2006, we and co-defendant Johnson Electric entered into a settlement memorandum with the plaintiffs’ counsel outlining the terms of a global settlement, including establishing the requisite percentage of executed settlement agreements and releases that were required to be obtained from the individual plaintiffs for a final settlement to proceed. This settlement memorandum was amended in January 2007. In the first half of 2007, we reached a final settlement with respect to approximately 85% of the plaintiffs involving aggregate payments of $875,000. These plaintiffs have been dismissed from the litigation. We are in the process of resolving the remaining claims through a combination of settlements, motions to withdraw by plaintiffs’ counsel and motions to dismiss. Additional settlements are not expected to exceed $90,000 in the aggregate.

LEAR CORPORATION

UTC, the former owner of UT Automotive, and Johnson Electric have each sought indemnification for losses associated with the Mississippi claims from us under the respective acquisition agreements, and we have claimed indemnification from them under the same agreements. In the first quarter of 2006, UTC filed a lawsuit against us in the State of Connecticut Superior Court, District of Hartford, seeking declaratory relief and indemnification from us for the settlement amount, attorney fees, costs and expenses UTC paid in settling and defending the Columbus, Mississippi lawsuits. In the second quarter of 2006, we filed a motion to dismiss this matter and filed a separate action against UTC and Johnson Electric in the State of Michigan, Circuit Court for the County of Oakland, seeking declaratory relief and indemnification from UTC or Johnson Electric for the settlement amount, attorney fees, costs and expenses we have paid, or will pay, in settling and defending the Columbus, Mississippi lawsuits. During the fourth quarter of 2006, UTC agreed to dismiss the lawsuit filed in the State of Connecticut Superior Court, District of Hartford and agreed to proceed with the lawsuit filed in the State of Michigan, Circuit Court for the County of Oakland. During the first quarter of 2007, Johnson Electric and UTC each filed counter-claims against us seeking declaratory relief and indemnification from us for the settlement amount, attorney fees, costs and expenses each has paid or will pay in settling and defending the Columbus, Mississippi lawsuits. All three of the parties to this action have filed motions for summary judgment. On June 14, 2007, UTC’s motion for summary disposition was granted holding that we are obligated to indemnify UTC with respect to the Mississippi lawsuits. Judgment for UTC was entered on July 18, 2007, in the amount of approximately $3 million plus interest. The full amount of the judgment has been recorded in our condensed consolidated financial statements for the nine months ended September 29, 2007. The court denied both Lear and Johnson Electric’s motions for summary disposition leaving the claims between Lear and Johnson Electric to proceed to trial. Discovery is ongoing. UTC has moved to sever its judgment from the Lear/Johnson Electric dispute for the purpose of allowing it to enforce its judgment immediately. That motion remains pending. We intend to vigorously pursue our claims against UTC and Johnson Electric and believe that we are entitled to indemnification from either UTC or Johnson Electric for our losses. However, the ultimate outcome of these matters is unknown.

In April 2006, a former employee of ours filed a purported class action lawsuit in the U.S. District Court for the Eastern District of Michigan against us, members of our Board of Directors, members of our Employee Benefits Committee (the “EBC”) and certain members of our human resources personnel alleging violations of the Employment Retirement Income Security Act (“ERISA”) with respect to our retirement savings plans for salaried and hourly employees. In the second quarter of 2006, we were served with three additional purported class action ERISA lawsuits, each of which contained similar allegations against us, members of our Board of Directors, members of our EBC and certain members of our senior management and our human resources personnel. At the end of the second quarter of 2006, the court entered an order consolidating these four lawsuits as In re: Lear Corp. ERISA Litigation. During the third quarter of 2006, plaintiffs filed their consolidated complaint, which alleges breaches of fiduciary duties substantially similar to those alleged in the four individually filed lawsuits. The consolidated complaint continues to name certain current and former members of the Board of Directors and the EBC and certain members of senior management and adds certain other current and former members of the EBC. The consolidated complaint generally alleges that the defendants breached their fiduciary duties to plan participants in connection with the administration of our retirement savings plans for salaried and hourly employees. The fiduciary duty claims are largely based on allegations of breaches of the fiduciary duties of prudence and loyalty and of over-concentration of plan assets in our common stock. The plaintiffs purport to bring these claims on behalf of the plans and all persons who were participants in or beneficiaries of the plans from October 21, 2004, to the present and seek to recover losses allegedly suffered by the plans. The complaints do not specify the amount of damages sought. During the fourth quarter of 2006, the defendants filed a motion to dismiss all defendants and all counts in the consolidated complaint. During the second quarter of 2007, the court denied defendants’ motion to dismiss and defendants’ answer to the consolidated complaint was filed in August 2007. On August 7, 2007, the court ordered that discovery be completed by April 30, 2008. To date, significant discovery has not taken place. No determination has been made that a class action can be maintained, and there have been no decisions on the merits of the cases. We intend to vigorously defend the consolidated lawsuit.

On March 1, 2007, a purported class action ERISA lawsuit was filed on behalf of participants in our 401(k) plans. The lawsuit was filed in the United States District Court for the Eastern District of Michigan and alleges that we, members of our Board of Directors, and members of the Employee Benefits Committee (collectively, the “Lear Defendants”) breached their fiduciary duties to the participants in the 401(k) plans by approving the Agreement and Plan of Merger (the “Merger Agreement”) with AREP Car Holdings Corp. and AREP Car Acquisition Corp. (collectively the “AREP Entities”). On March 8, 2007, the plaintiff filed a motion for expedited discovery to support a potential motion for preliminary injunction to enjoin the Merger Agreement. The Lear Defendants filed an opposition to the motion for expedited discovery on March 22, 2007. Plaintiff filed a reply on April 11, 2007. On April 18, 2007, the Judge denied plaintiff’s motion for expedited discovery. On March 15, 2007, the plaintiff requested that the case be reassigned to the Judge overseeing In re: Lear Corp. ERISA Litigation (described above). The Lear Defendants sent a letter opposing the reassignment on March 21, 2007. On March 22, 2007, the Lear Defendants filed a motion to dismiss all counts of the complaint against the Lear Defendants. Plaintiff filed his opposition to the motion on April 10, 2007, and the Lear Defendants filed their reply in support on April 20, 2007. On April 10, 2007, plaintiff filed a motion for a preliminary injunction to enjoin the merger, which motion

LEAR CORPORATION

was denied on June 25, 2007. On July 6, 2007, plaintiff filed an amended complaint. On August 3, 2007, the court dismissed the AREP Entities from the case without prejudice. On August 31, 2007, the court dismissed the Lear Defendants without prejudice.

Between February 9, 2007 and February 21, 2007, certain stockholders filed three purported class action lawsuits against us, certain members of our Board of Directors and American Real Estate Partners, L.P. and certain of its affiliates (collectively, “AREP”) in the Delaware Court of Chancery. On February 21, 2007, these lawsuits were consolidated into a single action. The amended complaint in the consolidated action generally alleges that the Merger Agreement unfairly limited the process of selling Lear and that certain members of our Board of Directors breached their fiduciary duties in connection with the Merger Agreement and acted with conflicts of interest in approving the Merger Agreement. The amended complaint in the consolidated action further alleges that Lear’s preliminary and definitive proxy statements for the Merger Agreement were misleading and incomplete, and that Lear’s payments to AREP as a result of the termination of the Merger Agreement constituted unjust enrichment and waste. On February 23, 2007, the plaintiffs filed a motion for expedited proceedings and a motion to preliminarily enjoin the transactions contemplated by the Merger Agreement. On March 27, 2007, the plaintiffs filed an amended complaint. On June 15, 2007, the Delaware court issued an order entering a limited injunction of Lear’s planned shareholder vote on the Merger Agreement until the Company made supplemental proxy disclosure. That supplemental proxy disclosure was approved by the Delaware court and made on June 18, 2007. On June 26, 2007, the Delaware court granted the plaintiffs’ motion for leave to file a second amended complaint. On September 11, 2007, the plaintiffs filed a third amended complaint. A trial is scheduled for the fourth quarter of 2007. We believe that the lawsuits are without merit and intend to defend against them vigorously.

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

Significant Accounting Policies and Critical Accounting Estimates

Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, they are subject to an inherent degree of uncertainty. As a result, actual results in these areas may differ significantly from our estimates. For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies and Critical Accounting Estimates,” and Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no significant changes in our significant accounting policies or critical accounting estimates during the first nine months of 2007.

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

LEAR CORPORATION

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

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. The words “will,” “may,” “designed to,” “outlook,” “believes,” “should,” “anticipates,” “plans,” “expects,” “intends,” “estimates” and similar expressions identify these forward-looking statements. All statements contained or incorporated in this Report which address operating performance, events or developments that we expect or anticipate may occur in the future, including statements related to business opportunities, awarded sales contracts, sales backlog and on-going commercial arrangements or statements expressing views about future operating results, are forward-looking statements. Important factors, risks and uncertainties that may cause actual results to differ from those expressed in our forward-looking statements include, but are not limited to:

•	general economic conditions in the markets in which we operate, including changes in interest rates or currency exchange rates;
•	the financial condition of our customers or suppliers;
•	fluctuations in the production of vehicles for which we are a supplier;
•	the loss of business with respect to, or the lack of commercial success of, a vehicle model for which we are a significant supplier;
•	disruptions in the relationships with our suppliers;
•	labor disputes involving us or our significant customers or suppliers or that otherwise affect us;
•	our ability to achieve cost reductions that offset or exceed customer-mandated selling price reductions;
•	the outcome of customer productivity negotiations;
•	the impact and timing of program launch costs;
•	the costs, timing and success of restructuring actions;
•	increases in our warranty or product liability costs;
•	risks associated with conducting business in foreign countries;
•	competitive conditions impacting our key customers and suppliers;
•	raw material costs and availability;
•	our ability to mitigate the significant impact of increases in raw material, energy and commodity costs;
•	the outcome of legal or regulatory proceedings to which we are or may become a party;
•	unanticipated changes in cash flow, including our ability to align our vendor payment terms with those of our customers; and
•	other risks, described in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2006, and from time to time in our other SEC filings.

The forward-looking statements in this Report are made as of the date hereof, and we do not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after the date hereof.

LEAR CORPORATION

ITEM 4 — CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

The Company has evaluated, under the supervision and with the participation of the Company’s management, including the Company’s Chairman, Chief Executive Officer and President along with the Company’s Senior Vice President and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. However, based on that evaluation, the Company’s Chairman, Chief Executive Officer and President along with the Company’s Senior Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Report.

(b)	Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 29, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

Commercial Disputes

We are involved from time to time in legal proceedings and claims, including, without limitation, commercial or contractual disputes with our suppliers, competitors and customers. These disputes vary in nature and are usually resolved by negotiations between the parties.

On January 26, 2004, we filed a patent infringement lawsuit against Johnson Controls Inc. and Johnson Controls Interiors LLC (together, “JCI”) in the U.S. District Court for the Eastern District of Michigan alleging that JCI’s garage door opener products infringed certain of our radio frequency transmitter patents. JCI counterclaimed seeking a declaratory judgment that the subject patents are invalid and unenforceable, and that JCI is not infringing these patents. JCI also has filed motions for summary judgment asserting that its garage door opener products do not infringe our patents and that one of our patents is invalid and unenforceable. We are pursuing our claims against JCI. On November 2, 2007, the court issued an opinion and order granting, in part, and denying, in part, JCI’s motion for summary judgment on one of our patents. The court found that JCI’s product does not literally infringe the patent, however, there are issues of fact that precluded a finding as to whether JCI’s product infringes under the doctrine of equivalents. The court also ruled that one of the claims we have asserted is invalid. Finally, the court denied JCI’s motion to hold the patent unenforceable. The opinion and order does not address the other two patents involved in the lawsuit. JCI’s motion for summary judgment on those patents has not yet been subject to a court hearing. A trial date has not been scheduled.

After we filed our patent infringement action against JCI, affiliates of JCI sued one of our vendors and certain of the vendor’s employees in Ottawa County, Michigan Circuit Court on July 8, 2004, alleging misappropriation of trade secrets and disclosure of confidential information. The suit alleges that the defendants misappropriated and shared with us trade secrets involving JCI’s universal garage door opener product. JCI seeks to enjoin the defendants from selling or attempting to sell a competing product, as well as compensatory damages and attorney fees. We are not a defendant in this lawsuit; however, the agreements between us and the defendants contain customary indemnification provisions. We do not believe that our garage door opener product benefited from any allegedly misappropriated trade secrets or technology. However, JCI has sought discovery of certain information which we believe is confidential and proprietary, and we have intervened in the case as a non-party for the limited purpose of protecting our rights with respect to JCI’s discovery efforts. A hearing on the defendant’s motion to dismiss is scheduled for December 2007. The trial has been rescheduled to January 2008.

On June 13, 2005, The Chamberlain Group (“Chamberlain”) filed a lawsuit against us and Ford Motor Company (“Ford”) in the Northern District of Illinois alleging patent infringement. Two counts were asserted against us and Ford based upon two Chamberlain rolling-code garage door opener system patents. Two additional counts were asserted against Ford only (not us) based upon different Chamberlain patents. The Chamberlain lawsuit was filed in connection with the marketing of our universal garage door opener system, which competes with a product offered by JCI. JCI obtained technology from Chamberlain to operate its product. In October 2005, JCI joined the lawsuit as a plaintiff along with Chamberlain. In October 2006, Ford was dismissed from the suit. JCI and Chamberlain have filed a motion for a preliminary injunction, and on March 30, 2007, the court issued a decision granting plaintiffs’ motion for a preliminary injunction but did not enter an injunction at that time. In response, we filed a motion seeking to stay the

LEAR CORPORATION

effectiveness of any injunction that may be entered and General Motors Corporation (“GM”) moved to intervene. On April 25, 2007, the court granted GM’s motion to intervene, entered a preliminary injunction order that exempts our existing GM programs and denied our motion to stay the effectiveness of the preliminary injunction order pending appeal. On April 27, 2007, we filed our notice of appeal from the granting of the preliminary injunction and the denial of our motion to stay its effectiveness. On May 7, 2007, we filed a motion for stay with the Federal Circuit Court of Appeals, which the court denied on June 6, 2007. The appeal is currently pending before the Federal Circuit Court of Appeals. All briefing has been completed, and oral argument is scheduled for December 2007. No trial date has been set by the district court.

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

In the first quarter of 2006, co-defendant UTC entered into a settlement agreement with the plaintiffs. During the third quarter of 2006, we and co-defendant Johnson Electric entered into a settlement memorandum with the plaintiffs’ counsel outlining the terms of a global settlement, including establishing the requisite percentage of executed settlement agreements and releases that were required to

LEAR CORPORATION

be obtained from the individual plaintiffs for a final settlement to proceed. This settlement memorandum was amended in January 2007. In the first half of 2007, we reached a final settlement with respect to approximately 85% of the plaintiffs involving aggregate payments of $875,000. These plaintiffs have been dismissed from the litigation. We are in the process of resolving the remaining claims through a combination of settlements, motions to withdraw by plaintiffs’ counsel and motions to dismiss. Additional settlements are not expected to exceed $90,000 in the aggregate.

UTC, the former owner of UT Automotive, and Johnson Electric have each sought indemnification for losses associated with the Mississippi claims from us under the respective acquisition agreements, and we have claimed indemnification from them under the same agreements. In the first quarter of 2006, UTC filed a lawsuit against us in the State of Connecticut Superior Court, District of Hartford, seeking declaratory relief and indemnification from us for the settlement amount, attorney fees, costs and expenses UTC paid in settling and defending the Columbus, Mississippi lawsuits. In the second quarter of 2006, we filed a motion to dismiss this matter and filed a separate action against UTC and Johnson Electric in the State of Michigan, Circuit Court for the County of Oakland, seeking declaratory relief and indemnification from UTC or Johnson Electric for the settlement amount, attorney fees, costs and expenses we have paid, or will pay, in settling and defending the Columbus, Mississippi lawsuits. During the fourth quarter of 2006, UTC agreed to dismiss the lawsuit filed in the State of Connecticut Superior Court, District of Hartford and agreed to proceed with the lawsuit filed in the State of Michigan, Circuit Court for the County of Oakland. During the first quarter of 2007, Johnson Electric and UTC each filed counter-claims against us seeking declaratory relief and indemnification from us for the settlement amount, attorney fees, costs and expenses each has paid or will pay in settling and defending the Columbus, Mississippi lawsuits. All three of the parties to this action have filed motions for summary judgment. On June 14, 2007, UTC’s motion for summary disposition was granted holding that we are obligated to indemnify UTC with respect to the Mississippi lawsuits. Judgment for UTC was entered on July 18, 2007, in the amount of approximately $3 million plus interest. The full amount of the judgment has been recorded in our condensed consolidated financial statements for the nine months ended September 29, 2007. The court denied both Lear and Johnson Electric’s motions for summary disposition leaving the claims between Lear and Johnson Electric to proceed to trial. Discovery is ongoing. UTC has moved to sever its judgment from the Lear/Johnson Electric dispute for the purpose of allowing it to enforce its judgment immediately. That motion remains pending. We intend to vigorously pursue our claims against UTC and Johnson Electric and believe that we are entitled to indemnification from either UTC or Johnson Electric for our losses. However, the ultimate outcome of these matters is unknown.

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

In April 2006, a former employee of ours filed a purported class action lawsuit in the U.S. District Court for the Eastern District of Michigan against us, members of our Board of Directors, members of our Employee Benefits Committee (the “EBC”) and certain members of our human resources personnel alleging violations of the Employment Retirement Income Security Act (“ERISA”) with respect to our retirement savings plans for salaried and hourly employees. In the second quarter of 2006, we were served with three additional purported class action ERISA lawsuits, each of which contained similar allegations against us, members of our Board of Directors, members of our EBC and certain members of our senior management and our human resources personnel. At the end of the second quarter of 2006, the court entered an order consolidating these four lawsuits as In re: Lear Corp. ERISA Litigation. During the third quarter of 2006, plaintiffs filed their consolidated complaint, which alleges breaches of fiduciary duties substantially similar to those alleged in the four individually filed lawsuits. The consolidated complaint continues to name certain current and former members of the Board of Directors and the EBC and certain members of senior management and adds certain other current and former members of the EBC. The consolidated complaint generally alleges that the defendants breached their fiduciary duties to plan participants in connection with the administration of our retirement savings plans for salaried and hourly employees. The fiduciary duty claims are largely based on allegations of breaches of the fiduciary duties of prudence and loyalty and of over-concentration of plan assets in our common stock. The plaintiffs purport to bring these claims on behalf of the plans and all persons who were participants in or beneficiaries of the plans from October 21, 2004, to the present and seek to recover losses allegedly suffered by the plans. The complaints do not specify the amount of damages sought. During the fourth quarter of 2006, the defendants filed a motion to dismiss all defendants and all counts in the consolidated complaint. During the second quarter of 2007, the court denied defendants’ motion to dismiss and defendants’ answer to the consolidated complaint was filed in August 2007. On August 7, 2007, the court ordered that discovery be completed by April 30, 2008. To date, significant discovery has not taken place. No determination has been made that a class action can be maintained, and there have been no decisions on the merits of the cases. We intend to vigorously defend the consolidated lawsuit.

LEAR CORPORATION

On March 1, 2007, a purported class action ERISA lawsuit was filed on behalf of participants in our 401(k) plans. The lawsuit was filed in the United States District Court for the Eastern District of Michigan and alleges that we, members of our Board of Directors, and members of the Employee Benefits Committee (collectively, the “Lear Defendants”) breached their fiduciary duties to the participants in the 401(k) plans by approving the Agreement and Plan of Merger (the “Merger Agreement”) with AREP Car Holdings Corp. and AREP Car Acquisition Corp. (collectively the “AREP Entities”). On March 8, 2007, the plaintiff filed a motion for expedited discovery to support a potential motion for preliminary injunction to enjoin the Merger Agreement. The Lear Defendants filed an opposition to the motion for expedited discovery on March 22, 2007. Plaintiff filed a reply on April 11, 2007. On April 18, 2007, the Judge denied plaintiff’s motion for expedited discovery. On March 15, 2007, the plaintiff requested that the case be reassigned to the Judge overseeing In re: Lear Corp. ERISA Litigation (described above). The Lear Defendants sent a letter opposing the reassignment on March 21, 2007. On March 22, 2007, the Lear Defendants filed a motion to dismiss all counts of the complaint against the Lear Defendants. Plaintiff filed his opposition to the motion on April 10, 2007, and the Lear Defendants filed their reply in support on April 20, 2007. On April 10, 2007, plaintiff filed a motion for a preliminary injunction to enjoin the merger, which motion was denied on June 25, 2007. On July 6, 2007, plaintiff filed an amended complaint. On August 3, 2007, the court dismissed the AREP Entities from the case without prejudice. On August 31, 2007, the court dismissed the Lear Defendants without prejudice.

Between February 9, 2007 and February 21, 2007, certain stockholders filed three purported class action lawsuits against us, certain members of our Board of Directors and American Real Estate Partners, L.P. and certain of its affiliates (collectively, “AREP”) in the Delaware Court of Chancery. On February 21, 2007, these lawsuits were consolidated into a single action. The amended complaint in the consolidated action generally alleges that the Merger Agreement unfairly limited the process of selling Lear and that certain members of our Board of Directors breached their fiduciary duties in connection with the Merger Agreement and acted with conflicts of interest in approving the Merger Agreement. The amended complaint in the consolidated action further alleges that Lear’s preliminary and definitive proxy statements for the Merger Agreement were misleading and incomplete, and that Lear’s payments to AREP as a result of the termination of the Merger Agreement constituted unjust enrichment and waste. On February 23, 2007, the plaintiffs filed a motion for expedited proceedings and a motion to preliminarily enjoin the transactions contemplated by the Merger Agreement. On March 27, 2007, the plaintiffs filed an amended complaint. On June 15, 2007, the Delaware court issued an order entering a limited injunction of Lear’s planned shareholder vote on the Merger Agreement until the Company made supplemental proxy disclosure. That supplemental proxy disclosure was approved by the Delaware court and made on June 18, 2007. On June 26, 2007, the Delaware court granted the plaintiffs’ motion for leave to file a second amended complaint. On September 11, 2007, the plaintiffs filed a third amended complaint. A trial is scheduled for the fourth quarter of 2007. We believe that the lawsuits are without merit and intend to defend against them vigorously.

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

LEAR CORPORATION

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See Part 1 — Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Merger Agreement,” in this Report for further information.

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
56

LEAR CORPORATION

Transnational Corporations with Regard to Human Rights and commit to a program of outside, independent monitoring of compliance with these standards.

For	Against	Abstain	Broker Non-Votes
9,619,142	45,728,605	5,638,888	9,259,101

ITEM 5 – OTHER INFORMATION

Deadline for Submission of Stockholder Proposals for 2008 Annual Meeting of Stockholders:  Lear currently expects to hold its 2008 Annual Meeting of Stockholders on or about May 8, 2008, although such date has not yet been formally approved by our board of directors. Stockholders who intend to present proposals at that meeting pursuant to Rule 14a-8 under the Securities Exchange Act of 1934 must send notice of their proposal to us so that we receive it in a reasonable time before we begin printing and mailing the proxy statement and no later than November 26, 2007. Stockholders who intend to nominate directors or present proposals at that meeting other than pursuant to Rule 14a-8 must comply with the notice provisions in our by-laws. Stockholder proposals should be addressed to Lear Corporation, 21557 Telegraph Road, Southfield, Michigan 48033, Attention: Secretary.

ITEM 6 — EXHIBITS

The exhibits listed on the “Index to Exhibits” on page 59 are filed with this Form 10-Q or incorporated by reference as set forth below.

LEAR CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION

Dated: November 6, 2007	By:	/s/ Robert E. Rossiter

Robert E. Rossiter
Chairman, Chief Executive Officer and President

	By:	/s/ Matthew J. Simoncini

Matthew J. Simoncini
Senior Vice President and
Chief Financial Officer
58

LEAR CORPORATION Index to Exhibits

Exhibit Number		Exhibit

2.1		Amendment No. 1, dated July 9, 2007, to the Agreement and Plan of Merger, dated February 9, 2007, by and among AREP Car Holdings Corp., AREP Car Acquisition Corp. and Lear Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 9, 2007).

3.1		Certificate of Amendment to Amended and Restated Certificate of Incorporation of Lear Corporation, dated July 17, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 16, 2007).

3.2		By-laws of Lear Corporation, amended as of July 17, 2007 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated July 16, 2007).

10.1		Amendment No. 1, dated July 9, 2007, to the Stock Purchase Agreement, dated October 17, 2006, among Lear Corporation, Icahn Partners LP, Icahn Master Fund LP and Koala Holding LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 9, 2007).

10.2		Registration Rights Agreement, dated as of July 9, 2007, by and among Lear Corporation and AREP Car Holdings Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 9, 2007).

**10.3	*	Employment Agreement, dated March 3, 2006, between Lear Corporation and Matthew J. Simoncini.

10.4	*	Separation Agreement, dated October 3, 2007, between Lear Corporation and Douglas J. DelGrosso (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 1, 2007).

10.5		Amended and Restated Limited Liability Company Agreement of International Automotive Components Group North America, LLC, dated as of October 11, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 11, 2007).

** 31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

** 31.2		Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

** 32.1		Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** 32.2		Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory plan or arrangement.
**	Filed herewith.
59