Form 10-K
period 2007-12-31
LEAR CORP
filed 2008-02-15
CIK 842162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number: 1-11311

LEAR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3386776 (I.R.S. Employer Identification No.)
21557 Telegraph Road, Southfield, MI (Address of principal executive offices)	48033 (Zip code)

Registrant’s telephone number, including area code:
(248) 447-1500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2007, the aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates of the registrant was $2,297,417,360. The closing price of the common stock on June 30, 2007, as reported on the New York Stock Exchange, was $35.61 per share.

As of February 8, 2008, the number of shares outstanding of the registrant’s common stock was 77,212,610 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on May 8, 2008, as described in the Cross-Reference Sheet and Table of Contents included herewith, are incorporated by reference into Part III of this Report.

LEAR CORPORATION AND SUBSIDIARIES

CROSS REFERENCE SHEET AND TABLE OF CONTENTS

		Page Number
		or Reference
PART I
ITEM 1.	Business	3
ITEM 1A.	Risk factors	12
ITEM 1B.	Unresolved staff comments	16
ITEM 2.	Properties	16
ITEM 3.	Legal proceedings	17
ITEM 4.	Submission of matters to a vote of security holders	22
	SUPPLEMENTARY ITEM. Executive officers of the Company

PART II
ITEM 5.	Market for the Company’s common equity, related stockholder matters and issuer purchases of equity securities	24
ITEM 6.	Selected financial data	27
ITEM 7.	Management’s discussion and analysis of financial condition and results of operations	29
ITEM 7A.	Quantitative and qualitative disclosures about market risk (included in Item 7)
ITEM 8.	Consolidated financial statements and supplementary data	62
ITEM 9.	Changes in and disagreements with accountants on accounting and financial disclosure	125
ITEM 9A.	Controls and procedures	125
ITEM 9B.	Other information	125

PART III(1)
ITEM 10.	Directors, executive officers and corporate governance(2)	125
ITEM 11.	Executive compensation(3)	126
ITEM 12.	Security ownership of certain beneficial owners and management and related stockholder matters(4)	126
ITEM 13.	Certain relationships and related transactions, and director independence(5)	127
ITEM 14.	Principal accountant fees and services(6)	127

PART IV
ITEM 15.	Exhibits and financial statement schedule	127
Employment Agreement with Louis R. Salvatore
Employment Agreement with Terrence B. Larkin
Third Amendment to Executive Supplemental Savings Plan
2008 Management Stock Purchase Plan (U.S.) Terms and Conditions
2008 Management Stock Purchase Plan (Non-U.S.) Terms and Conditions
Long-Term Stock Incentive Plan 2007 Restricted Stock Unit Terms and Conditions
Lonh-Term Stock Incentive Plan 2007 Stock Appreciation Rights Terms and Conditions
Second Amendment to the Pension Equalization Program
Form of Performance Share Award Agreement
Fifth Amendment to the Lear Corporation Executive Supplemental Savings Plan, dated as February 14, 2008
Computation of Net Income Per Share
Computation of Ratios of Earnings to Fixed Charges
List of Subsidiaries of the Company
Consent of Ernst & Young LLP
Certification of Principal Executive Officer
Certification of Principal Financial Officer
906 Certification of Chief Executive Officer
906 Certification of Chief Financial Officer

(1)	Certain information is incorporated by reference, as indicated below, to the registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on May 8, 2008 (the “Proxy Statement”).

(2)	A portion of the information required is incorporated by reference to the Proxy Statement sections entitled “Election of Directors,” and Directors and Beneficial Ownership.

(3)	Incorporated by reference to the Proxy Statement sections entitled “Directors and Beneficial Ownership — Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

(4)	A portion of the information required is incorporated by reference to the Proxy Statement section entitled “Directors and Beneficial Ownership — Security Ownership of Certain Beneficial Owners and Management.”

(5)	Incorporated by reference to the Proxy Statement sections entitled “Certain Relationships and Related-Party Transactions” and “Directors and Beneficial Ownership — Independence of Directors.”

(6)	Incorporated by reference to the Proxy Statement section entitled “Fees of Independent Accountants.”

PART I

ITEM 1 — BUSINESS

In this Report, when we use the terms the “Company,” “Lear,” “we,” “us” and “our,” unless otherwise indicated or the context otherwise requires, we are referring to Lear Corporation and its consolidated subsidiaries. A substantial portion of the Company’s operations are conducted through subsidiaries controlled by Lear Corporation. The Company is also a party to various joint venture arrangements. Certain disclosures included in this Report constitute forward-looking statements that are subject to risks and uncertainties. See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Forward-Looking Statements.”

BUSINESS OF THE COMPANY

General

Our company was founded in 1917 as American Metal Products Corporation. Through a management-led buyout in 1988, Lear established itself as a private seat assembly operation for the North American automobile market with annual sales of approximately $900 million. We completed our initial public offering in 1994, at a time when customers increasingly were seeking suppliers that could provide complete automotive interior systems on a global basis. Between 1993 and 2000, there was significant consolidation in the automotive supplier industry, and during that time, we made 17 strategic acquisitions. These acquisitions assisted in transforming Lear from primarily a North American automotive seat assembly operation into a global tier 1 supplier of complete automotive seat systems, electrical distribution systems and electronic products via a global footprint with locations in 34 countries around the world.

We are a leading global automotive supplier with net sales of $16.0 billion in 2007 (net sales of $15.3 billion excluding our recently-divested interior business). With this level of sales, we would rank within the top 200 of the Fortune 500 list of publicly-traded U.S. companies. Our business is focused on providing complete seat systems, electrical distribution systems and electronic products, and we supply every major automotive manufacturer in the world. In seating systems, based on independent market studies and management estimates, we believe that we hold a #2 position globally on the basis of revenue. We estimate the global seating systems market to be between $45 and $50 billion. In electrical distribution systems, based on independent market studies and management estimates, we believe that we hold a #3 position in North America and a #4 position in Europe on the basis of revenue. We estimate the global electrical distribution systems market to be between $20 and $25 billion.

We have pursued a global strategy, aggressively expanding our operations in Europe, Central America, Africa and Asia. Since 2002, we have realized a 12% compound annual growth rate in net sales outside of North America, with 55% of our 2007 sales coming from outside of North America. Our Asian-related sales (on an aggregate basis, including both consolidated and unconsolidated sales) have grown from $800 million in 2002 to $2.9 billion in 2007. We expect additional Asian-related sales growth in 2008, led by expanding relationships with Hyundai, Nissan and certain regional manufacturers.

In 2007, our sales were comprised of the following vehicle categories: 58% cars, including 24% mid-size, 19% compact, 13% luxury/sport and 2% full-size, and 42% light truck, including 23% sport utility/crossover and 19% pickup and other light truck. We have expertise in all platform segments of the automotive market and expect to continue to win new business in line with market trends.

Since early 2005, the North American automotive market has become increasingly challenging. Higher fuel prices have led to a shift in consumer preferences away from SUVs, and our North American customers have faced increasing competition from foreign competitors. In addition, higher commodity costs (principally, steel, copper, resins and other oil-based commodities) have caused margin pressure in the sector. In response, our North American customers have reduced production levels on several of our key platforms and have taken aggressive actions to reduce costs. As a result, we experienced a significant decrease in our operating earnings in 2005 in each of our product segments. Although production volumes continued to decline in 2006 and 2007 on many of our key platforms, production schedules were less volatile and we have been able to significantly reduce our cost structure. As a result, our business demonstrated improved operating performance in 2006 and 2007.

We believe there is significant opportunity for continued growth in our seating and electrical and electronic businesses and are pursuing a strategy focused around our global product lines. This strategy includes investing in new products and technologies, as well as selective vertical integration. In 2005, we initiated a comprehensive restructuring strategy to align capacity with our customers as they rationalize their operations and to more aggressively expand our low cost country manufacturing and purchasing initiatives to improve our overall cost structure. We have since expanded the restructuring program, incurring $386 million of pretax restructuring costs through 2007. We believe our commitment to customer service and quality, together with a cost competitive manufacturing footprint, will result in a global leadership position in each of our product segments and improve our profit margins.

Historically, we also supplied automotive interior components and systems, including instrument panels and cockpit systems, headliners and overhead systems, door panels and flooring and acoustic systems. We have divested substantially all of the assets of this segment. In October 2006, we completed the contribution of substantially all of our European interior business to International Automotive Components Group, LLC (“IAC Europe”), a joint venture with affiliates of WL Ross & Co. LLC (“WL Ross”) and Franklin Mutual Advisers, LLC (“Franklin”), in exchange for an approximately one-third equity interest in IAC Europe. In March 2007, we completed the transfer of substantially all of the assets of our North American interior business (as well as our interests in two China joint ventures) to International Automotive Components Group North America, Inc. (“IAC”), a wholly owned subsidiary of International Automotive Components Group North America, LLC (“IACNA”). Also in March 2007, a wholly owned subsidiary of Lear contributed approximately $27 million in cash to IACNA in exchange for a 25% equity interest in IACNA and warrants for an additional 7% of the current outstanding common equity of IACNA. Certain affiliates of WL Ross and Franklin made aggregate capital contributions of approximately $81 million to IACNA in exchange for the remaining equity and extended a $50 million term loan to IAC. In October 2007, IACNA completed the acquisition of the soft trim division of Collins & Aikman Corporation (C&A). In connection with the C&A acquisition, IACNA issued to WL Ross, Franklin and the wholly owned subsidiary of Lear additional shares of Class A common stock of IACNA in a preemptive rights offering. We purchased our entire 25% allocation of Class A shares in the preemptive rights offering for approximately $32 million. After giving effect to these transactions, we own 18.75% of the total outstanding shares of common stock of IACNA, plus a warrant to purchase an additional 2.6% of the outstanding IACNA shares. We believe that with a strong presence in major markets, IAC Europe and IACNA are well positioned to participate in a consolidation of this market segment and become a strong global interior supplier.

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

Specific elements of our strategy include:

•	Leverage Core Product Lines. In response to the recent industry trend away from total interior integration, we are taking a product-focused approach to managing our business. We have exited the interior business and are focusing on seat and electrical and electronic systems and select components where we can provide greater value to our customers. The opportunity to strengthen our global leadership position in these segments exists as we develop new products, continue to expand our relationships with global automakers and grow with our customers as they enter new markets globally. In addition, we see an opportunity to offer increased value to our customers and improve our product line profitability through selective vertical integration. In our seating segment, we are focused on increasing our capabilities in key components such as seat structures and mechanisms, trim covers, seat foam and other selected products. By incorporating these key components into our fully-assembled seat systems, we are able to provide the highest quality product at the lowest total cost. In our electrical and electronic segment, we believe that by leveraging our expertise in electrical and electronic architectures and product technology, we can grow our market share in core products such as wire harnesses, terminals and connectors, junction boxes, body control modules and wireless systems. Building upon our smart junction box technologies and capabilities will allow us to provide these electrical distribution systems and electronic components at a lower cost and with superior functionality.

•	Invest in New Technology. Automotive manufacturers view the vehicle interior as a major selling point and are increasingly responding to the consumer demands for more interior features. Our Core Dimension Strategy focuses our research and development efforts on innovative product solutions for the seven attributes our research indicates that consumers most value: safety, comfort and convenience, environmental, craftsmanship, commonization, infotainment and flexibility. Within seating, we provide industry-leading safety features such as ProTectm PLuS, our second generation of self-aligning head restraints that significantly reduce whiplash injuries, and we offer numerous flexible seating configurations that meet a wide range of customer requirements. Within our electrical and electronic segment, our proprietary electrical distribution and Radio Frequency (RF) technology provides several opportunities to provide value. We participate in the wireless control systems market with products such as our Car2Utm two-way keyless fobs that embed features such as remote-controlled engine start, door locks, climate controls, vehicle status and location. We also offer the Intellitire® Tire Pressure Monitoring System, an industry leading safety feature, and infotainment features such as integrated family entertainment systems. We are also seeking to develop new products in our electrical and electronic segment to address the rapidly growing hybrid vehicle market. By leveraging our core competency in electrical and electronic architectures, as well as key technology partnerships, we are investing in technologies to provide solutions for our customers in integrating the high voltage electrical architectures found in hybrid and other low emission powertrains. To further these efforts, we maintain five advanced technology centers and several customer-focused product engineering centers where we design, develop and test new products and analyze consumer responses to automotive interior styling and innovations.

•	Enhance Strong Customer Relationships. We believe that the long-standing and strong relationships we have built with our customers allow us to act as partners in identifying business opportunities and anticipate the needs of our customers in the early stages of vehicle design. Quality continues to be a differentiating factor in the eyes of the consumer and a competitive cost factor for our customers. We are dedicated to providing superior customer service and maintaining an excellent reputation for providing world-class quality at competitive prices. In recognition of our efforts, we continue to receive recognition from our customers and other industry sources. These include, for 2007, Supplier of the Year from General Motors, World Excellence Awards from Ford Motor Company and Superior Supplier Diversity from Toyota. We intend to maintain and improve the quality of our products and services through our ongoing “Quality First” initiatives.

•	Maintain Operational Excellence. To withstand fluctuations in industry demand, we continue to be proactive by maintaining an intense focus on the efficiency of our manufacturing operations and identifying opportunities to reduce our cost structure. We manage our cost structure, in part, through ongoing continuous improvement and productivity initiatives throughout the organization, as well as initiatives to promote and enhance the sharing of technology, engineering, purchasing and capital investments across customer platforms. Our current initiatives include:

•	Restructuring Program: In order to address unfavorable industry conditions, we began to implement consolidation, facility realignment and census actions in the second quarter of 2005. These actions are part of a comprehensive restructuring strategy intended to (1) better align our manufacturing capacity with the changing needs of our customers, (2) eliminate excess capacity and lower our operating costs and (3) streamline our organizational structure and reposition our business for improved long-term profitability. Since undertaking the restructuring program, we have closed or initiated the closure of 19 manufacturing facilities and 10 administrative/engineering facilities, with a cumulative net headcount reduction of approximately 7,000 employees. Through December 31, 2007, we have incurred pretax costs of approximately $386 million in connection with the restructuring actions.

•	Common Architecture: We are taking actions to leverage our scale and expertise to develop common product architecture. Common architecture allows us to leverage our design, engineering and development costs and deliver an enhanced end product with improved quality and craftsmanship.

•	Low-Cost Country Footprint: Our low-cost country strategy is designed to increase our global competitiveness from both a manufacturing and sourcing standpoint. We currently support our global operations through more than 100 manufacturing and engineering facilities located in 20 low-cost countries. We plan to continue to aggressively pursue this strategy by establishing expanded vertical integration capabilities in Mexico, Central America, Eastern Europe, Africa and Asia and leveraging our low-cost engineering capabilities with engineering centers in China, India and the Philippines. Approximately 40% of our components currently come from low-cost countries, and our target is to increase this percentage to 60% by 2010.

•	Expand in Asia and with Asian Automotive Manufacturers Worldwide. We believe that it is important to have a manufacturing footprint that aligns with our customers’ global presence. The Asian markets present significant growth opportunities, as all major global automotive manufacturers are expanding production in this region to meet increasing demand. We believe we are well-positioned to take advantage of China’s emerging growth as we have an extensive network of high-quality manufacturing facilities across China providing seating and electrical and electronic products to a variety of global customers for local production. We also have operations in Korea, India, Thailand and the Philippines, where we also see opportunities for significant growth. This growth has been accomplished, in part, through a series of joint ventures with our customers and/or local suppliers. We currently have eighteen joint ventures throughout Asia. Additionally, we plan to continue to support the Asian automotive manufacturers as they invest and expand beyond Asia, into North America and Europe. We have recently increased our Asian related business through seating and electrical business with Nissan and Hyundai. We have also entered into strategic alliances to support future programs with both Nissan and Hyundai globally. We intend to continue pursuing joint ventures and other alliances in order to expand our geographic and customer diversity.

Products

We currently conduct our business in two product operating segments: seating and electrical and electronic. The seating segment includes seat systems and the components thereof. The electrical and electronic segment includes electrical distribution systems and electronic products, primarily wire harnesses, junction boxes, terminals and connectors, various electronic control modules, as well as audio sound systems and in-vehicle television and video entertainment systems. We have divested substantially all of the assets of our interior segment. The interior segment included instrument panels and cockpit systems, headliners and overhead systems, door panels, flooring and acoustic systems and other interior products. Net sales by product segment as a percentage of total net sales is shown below:

For the Year Ended December 31,	2007	2006	2005

Seating	76%	65%	65%
Electrical and electronic	20	17	17
Interior	4	18	18

For further information related to our reportable operating segments, see Note 14, “Segment Reporting,” to the consolidated financial statements included in this Report.

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

bolsters and leg supports. We also produce components that comprise the seat assemblies, such as seat structures and mechanisms, cut and sewn seat trim covers, headrests and seat foam.

As a result of our strong product design and product technology, we are a leader in designing seats with enhanced safety and convenience features. For example, our ProTectm PLuS Self-Aligning Head Restraint is an advancement in seat passive safety features. By integrating the head restraint with the lumbar support, the occupant’s head is provided support earlier and for a longer period of time in a rear-impact collision, potentially reducing the risk of injury. We also supply a patented integrated restraint seat system that uses an ultra high-strength steel tower and a split-frame design to improve occupant comfort and convenience, as well as a high-performance climate system for seat cooling and moisture removal. To address the increasing focus on craftsmanship, we have developed concave seat contours that eliminate wrinkles and provide improved styling. We are also satisfying the growing customer demand for reconfigurable seats with our thin profile rear seat and our stadium slide seat system. For example, General Motors full-size sport utility vehicles and full-size pickups, as well as the Ford Taurus X, Cadillac SRX, and Dodge Durango, use our reconfigurable seating technology, and General Motors full-size sport utility vehicles, as well as the Ford Explorer and Dodge Durango, use our thin profile seating technology for their third row seats.

•	Electrical and Electronic. The electrical and electronic segment consists of the manufacture, assembly and supply of electrical and electronic systems and components for the vehicle. With the increase in the number of electrical and electronically-controlled functions and features on the vehicle, there is increasing focus on improving the functionality of the vehicle’s electrical and electronic architecture. We are able to provide our customers with engineering and design solutions and manufactured components, systems and modules that optimally integrate the electrical distribution system of wiring, terminals and connectors, junction boxes and electronic modules within the overall architecture of a vehicle. This integration can reduce the overall system cost and weight and improve reliability and packaging by reducing the number of terminals, connectors and wires normally required to manage the vehicle’s electrical power and signal distribution. For example, our integrated seat adjuster module has two dozen fewer cut circuits and five fewer connectors, weighs a half of a pound less and costs twenty percent less than a traditional separated electronic control unit and seat wiring system. In addition, our smart junction box expands the traditional junction box functionality by utilizing printed circuit board technologies.

Our electrical and electronic products can be grouped into four categories:

•	Electrical Distribution Systems. Wire harness assemblies are a collection of terminals, connectors and wires that connect all of the various electronic/electrical devices in the vehicle to each other and/or to a power source. Terminals and connectors are components of wire harnesses and other electronic/electrical devices that connect wire harnesses and electronic/electrical devices. Fuse boxes are centrally located boxes in the vehicle that contain fuses and/or relays for circuit and device protection, as well as power distribution. Junction boxes serve as a connection point for multiple wire harnesses. They may also contain fuses and relays for circuit and device protection.

•	Smart Junction Boxes and Body Control Modules. Smart junction boxes are junction boxes with integrated electronic functionality often contained in other body control modules. Smart junction boxes eliminate interconnections, increase overall system reliability and can help reduce the number of electronic modules on a vehicle. Certain vehicles may have two or three smart junction boxes linked as a multiplexed buss line. Body control modules control various interior comfort and convenience features. These body control modules may consolidate multiple functions into a single module or focus on a specific function or part of the car interior, such as the integrated seat adjuster module or the integrated door module. The integrated seat adjuster module combines seat adjustment, power lumbar support, memory function and seat heating into one package. The integrated door module consolidates the controls for window lift, door lock, power mirror and seat heating and ventilation.

•	Wireless systems. Wireless products send and receive signals using radio frequency technology. Our wireless systems include passive entry systems, dual range/dual function remote keyless entry systems and tire pressure monitoring systems. Passive entry systems allow the vehicle operator to unlock the door without using a key or physically activating a remote keyless fob. Dual range/dual function remote keyless entry systems allow a single transmitter to perform multiple functions. For example, our Car2Utm remote keyless entry system can control and display the status of the vehicle, such as starting the engine, locking and unlocking the doors, opening the trunk and setting the cabin temperature. In addition, dual range/dual function remote keyless entry systems combine remote keyless operations with vehicle immobilizer capability. Our tire pressure monitoring system, known as the Lear Intellitire® Tire Pressure Monitoring System, alerts drivers when a tire has low pressure. We have received production awards for Intellitire® from Ford for many of their North American vehicles and from Hyundai for several models. Automotive manufacturers are required to have tire pressure monitoring systems on all new vehicles sold in the United States for model year 2008.

•	Specialty Electronics. Our lighting control module integrates electronic control logic and diagnostics with the headlamp switch. Entertainment products include sound systems, in-vehicle television tuner modules and floor-, seat- or center console-mounted Media Console with a flip-up screen that provides DVD and video game viewing for back-seat passengers.

Manufacturing

A description of the manufacturing processes for each of our two operating segments, is set forth below.

•	Seating. Our seating facilities generally use just-in-time manufacturing techniques, and products are delivered to the automotive manufacturers on a just-in-time basis. These facilities are typically located adjacent to or near our customers’ manufacturing and assembly sites. Our seating facilities utilize a variety of methods whereby foam and fabric are affixed to an underlying seat frame. Raw materials used in our seat systems, including steel, aluminum and foam chemicals, are generally available and obtained from multiple suppliers under various types of supply agreements. Leather, fabric and certain components are also purchased from multiple suppliers under various types of supply agreements. The majority of our steel purchases are comprised of engineered parts that are integrated into a seat system, such as seat frames, mechanisms and mechanical components. Therefore, our exposure to changes in steel prices is primarily indirect, through the supply base. We are increasingly using long-term, fixed-price supply agreements to purchase key components. We generally retain the right to terminate these agreements if our supplier does not remain competitive in terms of cost, quality, delivery, technology or customer support.

•	Electrical and Electronic. Electrical distribution systems are networks of wiring and associated control devices that route electrical power and signals throughout the vehicle. Wire harness assemblies consist of raw, coiled wire, which is automatically cut to length and terminated. Individual circuits are assembled together on a jig or table, inserted into connectors and wrapped or taped to form wire harness assemblies. All materials are purchased from suppliers, with the exception of a portion of the terminals and connectors that are produced internally. Certain materials are available from a limited number of suppliers. Supply agreements typically last for up to one year. The assembly process is labor intensive, and as a result, production is generally performed in low-cost labor sites in Mexico, Honduras, the Philippines, Eastern Europe and Northern Africa.

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

While we internally manufacture many of the components that are described above, a substantial portion of these components are furnished by independent, tier II automotive suppliers and other vendors throughout the world. In certain instances, it would be difficult and expensive for us to change suppliers of products and services that are critical to our business. With the continued decline in the automotive production of our key customers and substantial and continuing pressures to reduce costs, certain of our suppliers have experienced, or may experience, financial difficulties. We seek to carefully manage our supplier relationships to minimize any significant disruptions of our operations. However, adverse developments affecting one or more of our major suppliers, including certain sole-source suppliers, could negatively impact our operating results. See Item 1A, “Risk Factors — Adverse developments affecting one or more of our major suppliers could harm our profitability.”

Customers

We serve the worldwide automotive and light truck market, which produced over 67 million vehicles in 2007. We have automotive interior content on over 300 vehicle nameplates worldwide, and our major automotive manufacturing customers (including customers of our non-consolidated joint ventures) currently include:

• BMW	• Chrysler	• Daimler	• Dongfeng
• Fiat	• First Autoworks	• Ford	• GAZ
• General Motors	• Honda	• Hyundai	• Isuzu
• Mahindra & Mahindra	• Mazda	• Mitsubishi	• Nissan
• Porsche	• PSA	• Renault	• Subaru
• Suzuki	• Toyota	• Volkswagen

During the year ended December 31, 2007, General Motors and Ford, two of the largest automotive and light truck manufacturers in the world, together accounted for approximately 42% of our net sales, excluding net sales to Saab, Volvo, Jaguar and Land Rover, which are affiliates of General Motors or Ford. Inclusive of their respective affiliates, General Motors and Ford accounted for approximately 29% and 21%, respectively, of our net sales in 2007. In addition, BMW accounted for approximately 10% of our net sales in 2007. For further information related to our customers and domestic and foreign sales and operations, see Note 14, “Segment Reporting,” to the consolidated financial statements included in this Report.

We receive blanket purchase orders from our customers. These purchase orders generally provide for the supply of a customer’s annual requirements for a particular vehicle model, rather than for the purchase of a specified quantity of products. Although purchase orders may be terminated at any time by our customers, such terminations have been minimal and have not had a material impact on our operating results. Our primary risks are that an automotive manufacturer will produce fewer units of a vehicle model than anticipated or that an automotive manufacturer will not award us a replacement program following the life of a vehicle model. In order to reduce our reliance on any one vehicle model, we produce automotive systems and components for a broad cross-section of both new and established models. However, larger passenger cars and light trucks typically have more interior content and therefore, tend to have a more significant impact on our operating performance. Our net sales for the year ended December 31, 2007 were comprised of the following vehicle categories: 58% cars, including 24% mid-size, 19% compact, 13% luxury/sport and 2% full-size, and 42% light truck, including 23% sport utility/crossover and 19% pickup and other light truck.

Our agreements with our major customers generally provide for an annual productivity cost reduction. Historically, cost reductions through product design changes, increased productivity and similar programs with our suppliers have generally offset these customer-imposed productivity cost reduction requirements. However, in 2005, unprecedented increases in certain raw material and commodity costs (principally steel, resins and other oil-based commodities), as well as increases in energy costs had a material adverse impact on our operating results. Raw material, energy and commodity costs have remained high and continued to have an adverse impact on our operating results throughout 2006 and 2007. While we have been able to offset a portion of the adverse impact through aggressive cost reduction actions, relatively high raw material, energy and commodity costs are expected to continue, and no assurances can be given that we will be able to achieve such customer cost reduction targets in the future.

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

We also have state-of-the-art testing, instrumentation and data analysis capabilities. We own an industry-leading seat validation test center featuring crashworthiness, durability and full acoustic and sound quality testing capabilities. Together with computer-controlled data acquisition and analysis capabilities, this center provides precisely controlled laboratory conditions for sophisticated testing of parts, materials and systems. We also maintain electromagnetic compatibility labs at several of our electrical and electronic facilities, where we develop and test electronic products for compliance with governmental requirements and customer specifications.

We have developed a number of innovative products and features focused on increasing value to our customers, such as interior control and entertainment systems, which include sound systems and family entertainment systems, and wireless systems, which include remote keyless entry. In addition, we incorporate many convenience, comfort and safety features into our designs, including advanced whiplash concepts, integrated restraint seat systems (3-point and 4-point belt systems integrated into seats), side impact airbags and integrated child restraint seats. We also invest in our computer-aided engineering design and computer-aided manufacturing systems. Recent enhancements to these systems include advanced acoustic modeling and analysis capabilities and the enhancement of our research and design website. Our research and design website is a tool used for global customer telecommunications, technology communications, collaboration and direct exchange of digital assets.

We continue to develop new products and technologies, including solid state smart junction boxes and new radio-frequency products like our Car2Utm Home Automation System. Solid state junction boxes represent a significant improvement over existing smart junction box technology because they replace the relatively large fuses and relays with solid-state drivers. Importantly, the technology is an enabler for the integration of additional feature content into the smart junction box. This integration combined with the benefits from the solid state smart junction box technology results in a sizable cost reduction for the electrical system. We have also created certain brand identities, which identify products for our customers. The ProTectm brand products are optimized for interior safety; the Aventinotm collection of premium automotive leather; and the EnviroTectm brand products are environmentally friendly, such as Soy Foamtm.

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

We have dedicated, and will continue to dedicate, resources to research and development. Research and development costs incurred in connection with the development of new products and manufacturing methods, to the extent not recoverable from our customers, are charged to selling, general and administrative expenses as incurred. These costs amounted to approximately $135 million, $170 million and $174 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Joint Ventures and Minority Interests

We form joint ventures in order to gain entry into new markets, facilitate the exchange of technical information, expand our product offerings and broaden our customer base. In particular, we believe that certain joint ventures have provided us, and will continue to provide us, with the opportunity to expand our business relationships with Asian automotive manufacturers. In 2007, our joint ventures continued to be awarded new business with Asian automotive manufacturers both in Asia (including seating business with Dongfeng Peugeot Citroen Automobile Co., Beijing Hyundai Motor Co., Beijing Benz DaimlerChrysler Automobile Co. and

ChangAn Automobile Group in China; seating business with Proton Automobile Sdn. Bhd. in Malaysia; and electrical and electronic business with Geely International Group in China) and elsewhere.

In October 2006, we completed the contribution of substantially all of our European interior business to IAC Europe, a joint venture with affiliates of WL Ross and Franklin, in exchange for an approximately one-third equity interest in IAC Europe. Our European interior business included substantially all of our interior components business in Europe (other than Italy and one facility in France), consisting of nine manufacturing facilities in five countries supplying instrument panels and cockpit systems, overhead systems, door panels and interior trim to various original equipment manufacturers. IAC Europe also owns the European interior business formerly held by Collins & Aikman Corporation (“C&A”).

In March 2007, we completed the transfer of substantially all of the assets of our North American interior business (as well as our interests in two China joint ventures) to IAC, a wholly owned subsidiary of IACNA, a joint venture with affiliates of WL Ross and Franklin. In October 2007, IACNA completed the acquisition of the soft trim division of C&A. After giving effect to these transactions, we own 18.75% of the total outstanding shares of common stock of IACNA, plus a warrant to purchase an additional 2.6% of the outstanding IACNA shares.

We currently have 32 strategic joint ventures located in nineteen countries. Of these joint ventures, ten are consolidated and twenty-two are accounted for using the equity method of accounting; eighteen operate in Asia, ten operate in North America (including six that are dedicated to serving Asian automotive manufacturers) and four operate in Europe and Africa. Net sales of our consolidated joint ventures accounted for approximately 7% of our consolidated net sales for the year ended December 31, 2007. As of December 31, 2007, our investments in non-consolidated joint ventures totaled $266 million and support more than 20 customers. For further information related to our joint ventures, see Note 7, “Investments in Affiliates and Other Related Party Transactions,” to the consolidated financial statements included in this Report.

Competition

Within each of our operating segments, we compete with a variety of independent suppliers and automotive manufacturer in-house operations, primarily on the basis of cost, quality, technology, delivery and service. A summary of our primary independent competitors is set forth below.

•	Seating. We are one of two primary independent suppliers in the outsourced North American seat systems market. Our primary independent competitor in this market is Johnson Controls. Magna International Inc., Faurecia and Toyota Boshoku also have a presence in this market. Our major independent competitors are Johnson Controls and Faurecia in Europe and Johnson Controls, TS Tech Co., Ltd. and Toyota Boshoku in Asia.

•	Electrical and Electronic. We are one of the leading independent suppliers of automotive electrical distribution systems in North America and Europe. Our major competitors include Delphi, Yazaki, Sumitomo and Leoni. The automotive electronic products industry remains highly fragmented. Participants in this segment include Alps, Bosch, Cherry, Delphi, Denso, Kostal, Methode, Niles, Omron, Continental, TRW, Tokai Rika, Valeo, Visteon and others.

As the automotive supply industry becomes increasingly global, certain of our European and Asian competitors have begun to establish a stronger presence in North America, which is likely to increase competition in this region.

Seasonality

Our principal operations are directly related to the automotive industry. Consequently, we may experience seasonal fluctuations to the extent automotive vehicle production slows, such as in the summer months when plants close for model year changeovers and vacations or during periods of high vehicle inventory. Historically, our sales and operating profit have been the strongest in the second and fourth calendar quarters. See Note 16, “Quarterly Financial Data,” to the consolidated financial statements included in this Report.

Employees

As of December 31, 2007, Lear employed approximately 91,000 people worldwide, including approximately 12,000 people in the United States and Canada, approximately 34,000 in Mexico and Central America, approximately 31,000 in Europe and approximately 14,000 in other regions of the world. A substantial number of our employees are members of unions. We have collective bargaining agreements with several unions, including: the United Auto Workers; the Canadian Auto Workers; UNITE; the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America; and the International Association of Machinists and Aerospace Workers. Virtually all of our unionized facilities in the United States and Canada have a separate agreement with the union that represents the workers at such facilities, with each such agreement having an expiration date that is independent of other collective bargaining agreements. The majority of our European and Mexican employees are members of industrial trade union organizations and confederations within their respective countries. Many of these organizations and confederations operate under national contracts, which are not specific to any one employer. We have occasionally experienced labor disputes at our plants. We have been able to resolve all such labor disputes and believe our relations with our employees are generally good.

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

Demand for our products is directly related to the automotive vehicle production of our major customers. Automotive sales and production can be affected by general economic or industry conditions, labor relations issues, fuel prices, regulatory requirements, trade agreements and other factors. Automotive industry conditions in North America and Europe continue to be challenging. In North America, the industry is characterized by significant overcapacity, fierce competition and declining sales. In Europe, the market structure is more fragmented with significant overcapacity, and several of our key platforms have experienced production declines.

General Motors and Ford, our two largest customers, together accounted for approximately 42% of our net sales in 2007, excluding net sales to Saab, Volvo, Jaguar and Land Rover, which are affiliates of General Motors and Ford. Inclusive of their respective affiliates, General Motors and Ford accounted for approximately 29% and 21%, respectively, of our net sales in 2007. Automotive production by General Motors and Ford has declined between 2000 and 2007. The automotive operations of General Motors, Ford and Chrysler have recently experienced significant operating losses, and these automakers are continuing to restructure their North American operations, which could have a material adverse impact on our future operating results. While we have been aggressively seeking to expand our business in the Asian market and with Asian automotive manufacturers worldwide to offset these declines, no assurances can be given as to how successful we will be in doing so. As a result, any decline in the automotive production levels of our major customers, particularly with respect to models for which we are a significant supplier, could materially reduce our sales and harm our profitability, thereby making it more difficult for us to make payments under our indebtedness or resulting in a decline in the value of our common stock.

•	The financial distress of our major customers and within the supply base could significantly affect our operating performance.

During 2007, General Motors, Ford and Chrysler continued to lower production levels on several of our key platforms, particularly light truck platforms, in an effort to reduce inventory levels. In addition, these customers have experienced declining market shares in North America and are continuing to restructure their North American operations in an effort to improve profitability. The domestic automotive manufacturers are also burdened with substantial structural costs, such as pension and healthcare costs, that have impacted their profitability and labor relations. Several other global automotive manufacturers are also experiencing operating and profitability issues as well as labor concerns. In this environment, it is difficult to forecast future customer production schedules, the potential for labor disputes or the success or sustainability of any strategies undertaken by any of our major customers in response to the current industry environment. This environment may also put additional pricing pressure on their suppliers, like us, to reduce the cost of our products, which would reduce our margins. In addition, cuts in production schedules are also sometimes announced by our customers with little advance notice, making it difficult for us to respond with corresponding cost reductions. Our supply base has also been adversely affected by industry conditions. Lower production levels for our key customers and increases in certain raw material, commodity and energy costs have resulted in severe financial distress among many companies within the automotive supply base. Several large suppliers have filed for bankruptcy protection or ceased operations. Unfavorable industry conditions have also resulted in financial distress within our supply base and an increase in commercial disputes and the risk of supply disruption. In addition, the adverse industry environment has required us to provide financial support to distressed suppliers or take other measures to ensure uninterrupted production. While we have taken certain actions to mitigate these factors, we have offset only a portion of their overall impact on our operating results. The continuation or worsening of these industry conditions would adversely affect our profitability, operating results and cash flow.

•	The discontinuation of, the loss of business with respect to or a lack of commercial success of a particular vehicle model for which we are a significant supplier could reduce our sales and harm our profitability.

Although we have purchase orders from many of our customers, these purchase orders generally provide for the supply of a customer’s annual requirements for a particular model and assembly plant, renewable on a year-to-year basis, rather than for the purchase of a specific quantity of products. In addition, it is possible that customers could elect to manufacture components internally that are currently produced by outside suppliers, such as Lear. The discontinuation of, the loss of business with respect to or a lack of commercial success of a particular vehicle model for which we are a significant supplier could reduce our sales and harm our profitability, thereby making it more difficult for us to make payments under our indebtedness or resulting in a decline in the value of our common stock.

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

Unprecedented increases in the cost of certain raw materials, principally steel, resins, copper and certain chemicals, as well as higher energy costs, have had a material adverse impact on our operating results since 2005. While raw material, energy and commodity costs moderated somewhat in 2007, they remain high and will continue to have an adverse impact on our operating results in the foreseeable future. While we have developed and implemented strategies to mitigate or partially offset the impact of higher raw material, energy and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers, offset only a portion of the adverse impact. In addition, no assurances can be given that the magnitude and duration of these cost increases or any future cost increases will not have a larger adverse impact on our profitability and consolidated financial position than currently anticipated.

•	A significant labor dispute involving us or one or more of our customers or suppliers or that could otherwise affect our operations could reduce our sales and harm our profitability.

Most of our employees and a substantial number of the employees of our largest customers and suppliers are members of industrial trade unions and are employed under the terms of collective bargaining agreements. Virtually all of our unionized facilities in the United States and Canada have a separate agreement with the union that represents the workers at such facilities, with each such agreement having an expiration date that is independent of other collective bargaining agreements. We have collective bargaining agreements covering approximately 71,000 employees globally. Within the United States and Canada, contracts covering approximately 64% of the unionized workforce are scheduled to expire during 2008. A labor dispute involving us or any of our customers or suppliers or that could otherwise affect our operations could reduce our sales and harm our profitability, thereby making it more difficult for us to make payments under our indebtedness or resulting in a decline in the value of our common stock. A labor dispute involving another supplier to our customers that results in a slowdown or closure of our customers’ assembly plants where our products are included in assembled vehicles could also have a material adverse effect on our business. In addition, the inability by us or any of our suppliers, our customers or our customers’ other suppliers to negotiate an extension of a collective bargaining agreement upon its expiration could reduce our sales and harm our profitability. Significant increases in labor costs as a result of the renegotiation of collective bargaining agreements could also be harmful to our business and our profitability.

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

•	We have substantial indebtedness, which could restrict our business activities.

As of December 31, 2007, we had $2.5 billion of outstanding indebtedness. We are permitted by the terms of our debt instruments to incur substantial additional indebtedness, subject to the restrictions therein. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our debt obligations on commercially reasonable terms, would have a material adverse effect on our business, financial condition and results of operations.

Our substantial indebtedness could:

•	make it more difficult for us to satisfy our obligations under our indebtedness;

•	limit our ability to borrow money for working capital, capital expenditures, debt service requirements or other corporate purposes;

•	require us to dedicate a substantial portion of our cash flow to payments on our indebtedness, which would reduce the amount of cash flow available to fund working capital, capital expenditures, product development and other corporate requirements;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to respond to business opportunities; and

•	subject us to financial and other restrictive covenants, which, if we fail to comply with these covenants and our failure is not waived or cured, could result in an event of default under our indebtedness.

•	Our failure to execute our strategic objectives would negatively impact our business.

Our financial performance and profitability depend in part on our ability to successfully execute our strategic objectives. Our corporate strategy involves, among other things, leveraging our core product lines, investing in strategic growth initiatives and restructuring actions, strengthening our electrical and electronic business, and expanding in Asia and with Asian manufacturers worldwide. Various factors, including the matters described in “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements,” could adversely impact our ability to execute our corporate strategy. There also can be no assurance that, even if implemented, our strategic objectives will be successful.

•	A significant product liability lawsuit, warranty claim or product recall involving us or one of our major customers could harm our profitability.

In the event that our products fail to perform as expected and such failure results in, or is alleged to result in, bodily injury and/or property damage or other losses, we may be subject to product liability lawsuits and other claims. In addition, we are a party to warranty-sharing and other agreements with certain of our customers related to our products. These customers may seek contribution or indemnification from us for all or a portion of the costs associated with product liability and warranty claims, recalls or other corrective actions involving our products. We carry insurance for certain product liability claims but such coverage may be limited. We do not maintain insurance for product warranty or recall matters. These types of claims could significantly harm our profitability, thereby making it more difficult for us to make payments under our indebtedness or resulting in a decline in the value of our common stock.

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

As of December 31, 2007, our operations were conducted through 215 facilities, some of which are used for multiple purposes, including 168 manufacturing facilities and assembly sites, 38 administrative/technical support facilities, five advanced technology centers and four distribution centers, in 34 countries. We also have warehouse facilities in the regions in which we operate. Our corporate headquarters is located in Southfield, Michigan. Our facilities range in size up to 620,615 square feet.

Of our 215 total facilities, which include facilities owned or leased by our consolidated subsidiaries, 100 are owned and 115 are leased with expiration dates ranging from 2008 through 2053. We believe that substantially all of our property and equipment is in good condition and that we have sufficient capacity to meet our current and expected manufacturing and distribution needs. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Condition.”

The following table presents the locations of our operating facilities and the operating segments (1) that use such facilities:

Argentina
Escobar, BA (S)
Pacheco, BA (E)
Austria
Graz (S)
Koeflach (S)

Belgium
Genk (S)

Brazil
Betim (S)
Caçapava (A/T)
Camaçari (S)
Gravatai (S)
São Paulo (A/T)

Canada
Ajax, ON (S)
Kitchener, ON (S)
St. Thomas, ON (S)
Whitby, ON (S)
Windsor, ON (S)

China
Beijing (A/T)
Changchun (S)
Chongqing (S)
Ningbo (S)
Shanghai (S, A/T)
Shenyang (S)
Wuhan (E)
Wuhu (S)

Czech Republic
Kolin (S)
Vyskov (E)

France
Cergy (S)
Feignies (S)
Guipry (S)
Hordain (E)
Lagny-Le-Sec (S)
Offranville (S)
Rueil-Malmaison (A/T)
Velizy-Villacoublay (A/T)

Germany
Allershausen-
Leonhardsbuch (A/T)
Bersenbrueck (E)
Besigheim (S)
Boeblingen (A/T)
Bremen (S)
Eisenach (S)
Garching-Hochbrueck
(A/T)
Ginsheim-Gustavsburg
(S, A/T)
Kranzberg (A/T)
Kronach (E)
Munich (A/T)
Quakenbrueck (S)
Remscheid (E)
Rietberg (S)
Saarlouis (E)
Wackersdorf (S)
Wismar (E)
Wolfsburg (A/T)

Honduras
Naco (E)
San Pedro Sula (E)

Hungary
Gödöllö (E)
Gyöngyös (E)
Györ (S)
Mór (S)

India
Chennai (S)
Halol (S)
Nasik (S)
New Delhi (A/T)
Pune (A/T)
Thane (A/T)

Italy
Caivano, NA (S)
Cassino, FR (S)
Grugliasco, TO (S)
Melfi, PZ (S)
Pozzo d’Adda, MI (S)
Termini Imerese, PA
(S)

Japan
Atsugi-shi (A/T)
Hiroshima (A/T)
Tokyo (A/T)
Toyota City (A/T)
Utsunomiya (A/T)

Mexico
Chihuahua, CH (E)
Cuautlancingo, PU (S)
Hermosillo, SO (S)
Juarez, CH (S, E, A/T)
Mexico City, DF (S)
Monclova (S)
Piedras Negras, CO (S)
Ramos Arizpe, CO (S)
Saltillo, CO (S)
San Luis Potosi, SL (S)
Silao, GO (S)

Morocco
Tangier (E)

Netherlands
Weesp (A/T)

Philippines
LapuLapu City (E, A/T)

Poland
Jaroslaw (S)
Mielec (E)
Tychy (S)

Portugal
Palmela (S)

Romania
Pitesti (A/T)

Russia
Nizhny Novgorod (S)

Singapore
Wisma Atria (A/T)

Slovakia
Presov (S)
Senec (S)

South Africa
East London (S)
Port Elizabeth (S)
Rosslyn (S)

South Korea
ChenAn (S)
Gyeongju (S)
Seoul (A/T)

Spain
Almussafes (E)
Avila (E)
Epila (S)
Logrono (S)
Roquetes (E)
Valdemoro (S)
Valls (E)

Sweden
Gothenburg (S)
Trollhattan (S)

Thailand
Bangkok (A/T)
Mueang Nakhon
Ratchasima (S)
Rayong (S)

Tunisia
Bir El Bey (E)

Turkey
Bostanci-Istanbul (E)
Gemlik (S)

United Kingdom
Coventry (S, A/T)
Nottingham (S)
Sunderland (S)

United States
Arlington, TX (S)
Berne, IN (S)
Bridgeton, MO (S)
Brownstown, MI (S)
Columbia City, IN (S)
Columbus, OH (E)
Dearborn, MI (A/T)
Duncan, SC (S)
El Paso, TX (E)
Farwell, MI (S)
Fenton, MI (S)
Hammond, IN (S)
Hebron, OH (S)
Highland Park, MI (S)
Janesville, WI (S)
Liberty, MO (S)
Lordstown, OH (S)
Louisville, KY (S)
Mason, MI (S)
Montgomery, AL (S)
Morristown, TN (S)
Newark, DE (S)
Plymouth, IN (E)
Rochester Hills, MI (S)
Romulus, MI (S)
Roscommon, MI (S)
Selma, AL (S)
Southfield, MI (A/T)
Tampa, FL (E)
Taylor, MI (E)
Traverse City, MI (E)
Troy, MI (A/T)
Walker, MI (S)
Wentzville, MO (S)
Zanesville, OH (E)

Venezuela
Valencia (S)
(1) Legend S — Seating E — Electrical and electronic A/T — Administrative/ technical

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

After we filed our patent infringement action against JCI, affiliates of JCI sued one of our vendors and certain of the vendor’s employees in Ottawa County, Michigan Circuit Court on July 8, 2004, alleging misappropriation of trade secrets and disclosure of confidential information. The suit alleges that the defendants misappropriated and shared with us trade secrets involving JCI’s universal garage door opener product. JCI seeks to enjoin the defendants from selling or attempting to sell a competing product, as well as compensatory damages and attorney fees. We are not a defendant in this lawsuit; however, the agreements between us and the defendants contain customary indemnification provisions. We do not believe that our garage door opener product benefited from any allegedly misappropriated trade secrets or technology. However, JCI has sought discovery of certain information which we believe is confidential and proprietary, and we have intervened in the case as a non-party for the limited purpose of protecting our rights with respect to JCI’s discovery efforts. The defendants have moved for summary judgment. The motion is fully briefed and the parties are awaiting a decision. No trial date has been set.

On June 13, 2005, The Chamberlain Group (“Chamberlain”) filed a lawsuit against us and Ford Motor Company (“Ford”) in the Northern District of Illinois alleging patent infringement. Two counts were asserted against us and Ford based upon two Chamberlain rolling-code garage door opener system patents. Two additional counts were asserted against Ford only (not us) based upon different Chamberlain patents. The Chamberlain lawsuit was filed in connection with the marketing of our universal garage door opener system, which competes with a product offered by JCI. JCI obtained technology from Chamberlain to operate its product. In October 2005, JCI joined the lawsuit as a plaintiff along with Chamberlain. In October 2006, Ford was dismissed from the suit. JCI and Chamberlain filed a motion for a preliminary injunction, and on March 30, 2007, the court issued a decision granting plaintiffs’ motion for a preliminary injunction but did not enter an injunction at that time. In response, we filed a motion seeking to stay the effectiveness of any injunction that may be entered and General Motors Corporation (“GM”) moved to intervene. On April 25, 2007, the court granted GM’s motion to intervene, entered a preliminary injunction order that exempts our existing GM programs and denied our motion to stay the effectiveness of the preliminary injunction order pending appeal. On April 27, 2007, we filed our notice of appeal from the granting of the preliminary injunction and the denial of our motion to stay its effectiveness. On May 7, 2007, we filed a motion for stay with the Federal Circuit Court of Appeals, which the court denied on June 6, 2007. The appeal is currently pending before the Federal Circuit Court of Appeals. All briefing has been completed, and oral arguments were held on December 3, 2007. No trial date has been set by the district court.

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

UTC, the former owner of UT Automotive, and Johnson Electric each sought indemnification for losses associated with the Mississippi claims from us under the respective acquisition agreements, and we claimed indemnification from them under the same agreements. In the first quarter of 2006, UTC filed a lawsuit against us in the State of Connecticut Superior Court, District of Hartford, seeking declaratory relief and indemnification from us for the settlement amount, attorney fees, costs and expenses UTC paid in settling and defending the Columbus, Mississippi lawsuits. In the second quarter of 2006, we filed a motion to dismiss this matter and filed a separate action against UTC and Johnson Electric in the State of Michigan, Circuit Court for the County of Oakland, seeking declaratory relief and indemnification from UTC or Johnson Electric for the settlement amount, attorney fees, costs and expenses we have paid, or will pay, in settling and defending the Columbus, Mississippi lawsuits. During the fourth quarter of 2006, UTC agreed to dismiss the lawsuit filed in the State of Connecticut Superior Court, District of Hartford and agreed to proceed with the lawsuit filed in the State of Michigan, Circuit Court for the County of Oakland. During the first quarter of 2007, Johnson Electric and UTC each filed counter-claims against us seeking declaratory relief and indemnification from us for the settlement amount, attorney fees, costs and expenses each has paid or will pay in settling and defending the Columbus, Mississippi lawsuits. All three of the parties to this action filed motions for summary judgment. On June 14, 2007, UTC’s motion for summary disposition was granted holding that we were obligated to indemnify UTC with respect to the Mississippi lawsuits. Judgment for UTC was entered on July 18, 2007, in the amount of approximately $3 million plus interest. The court denied both Lear’s and Johnson Electric’s motions for summary disposition leaving the claims between Lear and Johnson Electric to proceed to trial. UTC moved to sever its judgment from the Lear/Johnson Electric dispute for the purpose of allowing it to enforce its judgment immediately. During the fourth quarter of 2007, UTC, Johnson Electric and Lear entered into a settlement agreement resolving all claims among the parties related to the Columbus, Mississippi lawsuits under which Lear paid UTC $2.65 million and Johnson Electric paid Lear $2.83 million, and the case was dismissed with prejudice.

In April 2006, a former employee of ours filed a purported class action lawsuit in the U.S. District Court for the Eastern District of Michigan against us, members of our Board of Directors, members of our Employee Benefits Committee (the “EBC”) and certain members of our human resources personnel alleging violations of the Employment Retirement Income Security Act (“ERISA”) with respect to our retirement savings plans for salaried and hourly employees. In the second quarter of 2006, we were served with three additional purported class action ERISA lawsuits, each of which contained similar allegations against us, members of our Board of Directors, members of our EBC and certain members of our senior management and our human resources personnel. At the end of the second quarter of 2006, the court entered an order consolidating these four lawsuits as In re: Lear Corp. ERISA Litigation. During the third quarter of 2006, plaintiffs filed their consolidated complaint, which alleges breaches of fiduciary duties substantially similar to those alleged in the four individually filed lawsuits. The consolidated complaint continues to name certain current and former members of the Board of Directors and the EBC and certain members of senior management and adds certain other current and former members of the EBC. The consolidated complaint generally alleges that the defendants breached their fiduciary duties to plan participants in connection with the administration of our retirement savings plans for salaried and hourly employees. The fiduciary duty claims are largely based on allegations of breaches of the fiduciary duties of prudence and loyalty and of over-concentration of plan assets in our common stock. The plaintiffs purport to bring these claims on behalf of the plans and all persons who were participants in or beneficiaries of the plans from October 21, 2004, to the present and seek to recover losses allegedly suffered by the plans. The complaints do not specify the amount of damages sought. During the fourth quarter of 2006, the defendants filed a motion to dismiss all defendants and all counts in the consolidated complaint. During the second quarter of 2007, the court denied defendants’ motion to dismiss and defendants’ answer to the consolidated complaint was filed in August 2007. On August 8, 2007, the court ordered that discovery be completed by April 30, 2008. To date, significant discovery has not taken place. No determination has been made that a class action can be maintained, and there have been no decisions on the merits of the cases. We intend to vigorously defend the consolidated lawsuit.

Between February 9, 2007 and February 21, 2007, certain stockholders filed three purported class action lawsuits against us, certain members of our Board of Directors and American Real Estate Partners, L.P. and certain of its affiliates (collectively, “AREP”) in the Delaware Court of Chancery. On February 21, 2007, these lawsuits were consolidated into a single action. The amended complaint in the consolidated action generally alleges that the Agreement and Plan of Merger (the “Merger Agreement”) with AREP Car Holdings Corp. and AREP Car Acquisition Corp. (collectively the “AREP Entities”) unfairly limited the process of selling Lear and that certain members of our Board of Directors breached their fiduciary duties in connection with the Merger Agreement and acted with conflicts of interest in approving the Merger Agreement. The amended complaint in the consolidated action further alleges that Lear’s preliminary and definitive proxy statements for the Merger Agreement were misleading and incomplete, and that Lear’s payments to AREP as a result of the termination of the Merger Agreement constituted unjust enrichment and waste. On February 23, 2007, the plaintiffs filed a motion for expedited proceedings and a motion to preliminarily enjoin the transactions contemplated by the Merger Agreement. On March 27, 2007, the plaintiffs filed an amended complaint. On June 15, 2007, the Delaware court issued an order entering a limited injunction of Lear’s planned shareholder vote on the Merger Agreement until the Company made supplemental proxy disclosure. That supplemental proxy disclosure was approved by the Delaware court and made on June 18, 2007. On June 26, 2007, the Delaware court granted the plaintiffs’ motion for leave to file a second amended complaint. On September 11, 2007, the plaintiffs filed a third amended complaint. On January 30, 2008, the Delaware court granted the plaintiffs’ motion for leave to file a fourth amended complaint leaving only derivative claims against the Lear directors and AREP based on the payment by Lear to AREP of a termination fee pursuant to the Merger Agreement. The plaintiffs were also granted leave to file an interim petition for an award of fees and expenses related to the supplemental proxy disclosure. We believe that this lawsuit is without merit and intend to defend against it vigorously.

On March 1, 2007, a purported class action ERISA lawsuit was filed on behalf of participants in our 401(k) plans. The lawsuit was filed in the United States District Court for the Eastern District of Michigan and alleges that we, members of our Board of Directors, and members of the Employee Benefits Committee (collectively, the “Lear Defendants”) breached their fiduciary duties to the participants in the 401(k) plans by approving the Merger Agreement. On March 8, 2007, the plaintiff filed a motion for expedited discovery to support a potential motion for preliminary injunction to enjoin the Merger Agreement. The Lear Defendants filed an opposition to the motion for expedited discovery on March 22, 2007. The plaintiff filed a reply on April 11, 2007. On April 18, 2007, the Judge denied the plaintiff’s motion for expedited discovery. On March 15, 2007, the plaintiff requested that the case be reassigned to the Judge overseeing In re: Lear Corp. ERISA Litigation (described above). The Lear Defendants sent a letter opposing the reassignment on March 21, 2007. On March 22, 2007, the Lear Defendants filed a motion to dismiss all counts of the complaint against the Lear Defendants. The plaintiff filed his opposition to the motion on April 10, 2007, and the Lear Defendants filed their reply in support on April 20, 2007. On April 10, 2007, the plaintiff also filed a motion for a preliminary injunction to enjoin the merger, which motion was denied on June 25, 2007. On July 6, 2007, the plaintiff filed an amended complaint. On August 3, 2007, the court dismissed the AREP Entities from the case without prejudice. On August 31, 2007, the court dismissed the Lear Defendants without prejudice.

Although we record reserves for legal, product warranty and environmental matters in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” the outcomes of these matters are inherently uncertain. Actual results may differ significantly from current estimates. See Item 1A, “Risk Factors.”

Product Liability Matters

In the event that use of our products results in, or is alleged to result in, bodily injury and/or property damage or other losses, we may be subject to product liability lawsuits and other claims. In addition, we are a party to warranty-sharing and other agreements with certain of our customers relating to our products. These customers may pursue claims against us for contribution of all or a portion of the amounts sought in connection with product liability and warranty claims. We can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to defend such claims. In addition, if any of our products are, or are alleged to be, defective, we may be required or requested by our customers to participate in a recall or other corrective action involving such products. Certain of our customers have asserted claims against us for costs related to recalls or other corrective actions involving our products. In certain instances, the allegedly defective products were supplied by tier II suppliers against whom we have sought or will seek contribution. We carry insurance for certain legal matters, including product liability claims, but such coverage may be limited. We do not maintain insurance for product warranty or recall matters.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

SUPPLEMENTARY ITEM — EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the names, ages and positions of our executive officers. Executive officers are elected annually by our Board of Directors and serve at the pleasure of our Board.

Name	Age	Position

James M. Brackenbury	49	Senior Vice President and President, European Operations
Shari L. Burgess	49	Vice President and Treasurer
Wendy L. Foss	50	Vice President, Corporate Controller and Chief Compliance Officer
Roger A. Jackson	61	Senior Vice President, Human Resources
Terrence B. Larkin	53	Senior Vice President, General Counsel and Corporate Secretary
Daniel A. Ninivaggi	43	Executive Vice President , Strategic and Corporate Planning and Chief Administrative Officer
Robert E. Rossiter	62	Chairman, Chief Executive Officer and President
Louis R. Salvatore	52	Senior Vice President and President, Global Seating Systems
Raymond E. Scott	42	Senior Vice President and President, Global Electrical and Electronic Systems
Matthew J. Simoncini	47	Senior Vice President and Chief Financial Officer
James H. Vandenberghe	58	Vice Chairman

Set forth below is a description of the business experience of each of our executive officers.

James M. Brackenbury	Mr. Brackenbury is our Senior Vice President and President, European Operations, a position he has held since September 2006. Previously, he served as our Senior Vice President and President, North American Seating Operations from April 2006 until September 2006 and our President, Mexican/Central American Regional Group from November 2004 until September 2006. Prior to that, he served as our President, DaimlerChrysler Division since December 2003 and in other positions dating back to 1983 when he joined Lear as a product engineer.

Shari L. Burgess	Ms. Burgess is our Vice President and Treasurer, a position she has held since August 2002. Previously, she served as our Assistant Treasurer since July 2000 and in various financial positions since November 1992.

Wendy L. Foss	Ms. Foss is our Vice President, Corporate Controller and Chief Compliance Officer, a position she has held since November 2007. Previously, she served as our Vice President, Audit Services and Chief Compliance Officer since September 2007, our Vice President, Finance and Administration and Corporate Secretary since May 2007 and our Vice President, Finance and Administration and Deputy Corporate Secretary since September 2006. Prior to this, Ms. Foss served as our Vice President, Accounting and Assistant Corporate Controller since July 2006 and our Assistant Corporate Controller since June 2003. Ms. Foss has also held several financial management positions at Lear since joining Lear as part of Lear’s acquisition of United Technologies Automotive (“UTA”).

Roger A. Jackson	Mr. Jackson is our Senior Vice President, Human Resources, a position he has held since October 1995. Prior to joining Lear, he was employed as Vice President, Human Resources at Allen Bradley, a wholly owned subsidiary of Rockwell International, since 1991. Mr. Jackson was employed by Rockwell International or one of its subsidiaries from December 1977 until September 1995.

Terrence B. Larkin	Mr. Larkin is our Senior Vice President, General Counsel and Corporate Secretary, a position he has held since January 2008. Prior to joining Lear, Mr. Larkin was a partner since 1986 of Bodman LLP, a Detroit-based law firm. Mr. Larkin served on the executive committee of Bodman LLP and was the chairman of it business law practice group. Mr. Larkin’s practice was focused on general corporate, commercial transactions and mergers and acquisitions.

Daniel A. Ninivaggi	Mr. Ninivaggi is our Executive Vice President, Strategic and Corporate Planning, a position he has held since January 2008. Mr. Ninivaggi has served as our Executive Vice President since August 2006, our Senior Vice President since June 2004 and our Vice President since joining Lear in July 2003. Mr. Ninivaggi has also served as our Chief Administrative Officer since September 2007, our General Counsel from July 2003 until January 2008 and our Corporate Secretary from July 2003 until May 2007 and from September 2007 until January 2008. Prior to joining Lear, Mr. Ninivaggi was a partner since 1998 of Winston & Strawn LLP, specializing in corporate finance, securities law and mergers and acquisitions.

Robert E. Rossiter	Mr. Rossiter is our Chairman, Chief Executive Officer and President, a position he has held since August 2007. Mr. Rossiter has served as our Chairman since January 2003, our Chief Executive Officer since October 2000, our President since August 2007 and from 1984 until December 2002 and our Chief Operating Officer from 1988 until April 1997 and from November 1998 until October 2000. Mr. Rossiter also served as our Chief Operating Officer — International Operations from April 1997 until November 1998. Mr. Rossiter has been a director of Lear since 1988.

Louis R. Salvatore	Mr. Salvatore is our Senior Vice President and President, Global Seating Systems, a position he has held since February 2008. Previously, he served as our Senior Vice President and President — Global Asian Operations/Customers since August 2005, our President — Ford, Electrical/Electronics and Interior Divisions since July 2004, our President — Global Ford Division since July 2000 and our President — DaimlerChrysler Division since December 1998. Prior to joining Lear, Mr. Salvatore worked with Ford Motor Company for fourteen years and held various increasingly senior positions within Ford’s manufacturing, finance, engineering and purchasing activities.

Raymond E. Scott	Mr. Scott is our Senior Vice President and President, Global Electrical and Electronic Systems, a position he has held since February 2008. Previously, he served as our Senior Vice President and President, North American Seating Systems Group since August 2006, our Senior Vice President and President, North American Customer Group

since June 2005, our President, European Customer Focused Division since June 2004 and our President, General Motors Division since November 2000.

Matthew J. Simoncini	Mr. Simoncini is our Senior Vice President and Chief Financial Officer, a position he has held since October 2007. Previously, he served as our Senior Vice President, Finance and Chief Accounting Officer, since August 2006, our Vice President, Global Finance since February 2006, our Vice President of Operational Finance since June 2004, our Vice President of Finance — Europe since 2001 and prior to 2001, in various senior financial positions for both Lear and UTA, which was acquired by Lear in 1999.

James H. Vandenberghe	Mr. Vandenberghe is our Vice Chairman, a position he has held since November 1998, and served as our Chief Financial Officer from March 2006 until October 2007. Mr. Vandenberghe also served as our President and Chief Operating Officer — North American Operations from April 1997 until November 1998, our Chief Financial Officer from 1988 until April 1997 and as our Executive Vice President from 1993 until April 1997. Mr. Vandenberghe has been a director of Lear since 1995.

PART II

ITEM 5 —	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Lear’s common stock is listed on the New York Stock Exchange under the symbol “LEA.” The Transfer Agent and Registrar for Lear’s common stock is The Bank of New York, located in New York, New York. On February 8, 2008, there were 1,517 holders of record of Lear’s common stock.

On November 8, 2006, we completed the sale of 8,695,653 shares of common stock for an aggregate purchase price of $23 per share to affiliates of and funds managed by Carl C. Icahn.

The high and low sales prices per share of our common stock, as reported on the New York Stock Exchange, and the amount of our dividend declarations for 2007 and 2006 are shown below:

	Price Range of
	Common Stock		Cash Dividend
For the Year Ended December 31, 2007:	High	Low	per Share

4th Quarter	$36.36	$27.37	$—
3rd Quarter	$40.58	$27.45	$—
2nd Quarter	$37.76	$35.61	$—
1st Quarter	$40.62	$27.79	$—

	Price Range of
	Common Stock		Cash Dividend
For the Year Ended December 31, 2006:	High	Low	per Share

4th Quarter	$34.01	$20.70	$—
3rd Quarter	$24.41	$18.30	$—
2nd Quarter	$28.00	$16.24	$—
1st Quarter	$29.73	$16.01	$0.25

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

As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Condition — Capitalization — Common Stock Repurchase Program,” in February 2008, our Board of Directors authorized a common stock repurchase program which permits the repurchase of up to 3,000,000 shares of our common stock through February 14, 2010. We expect to fund the share repurchases through a combination of cash on hand, future cash flow from operations and borrowings under available credit facilities. Share repurchases under this program may be made through open market purchases, privately negotiated transactions, block trades or other available methods. The timing and actual number of shares repurchased will depend on a variety of factors including price, alternative uses of capital, corporate and regulatory requirements and market conditions. The share repurchase program may be suspended or discontinued at any time.

In November 2007, our Board of Directors approved a common stock repurchase program which permitted the discretionary repurchase of up to 1,500,000 shares of our common stock through November 20, 2009. Under this program, we repurchased 154,258 shares of our outstanding common stock at an average purchase price of $28.18 per share, excluding commissions of $0.03 per share, in 2007. This program was terminated in February 2008 in connection with the adoption of the program described in the preceding paragraph. A summary of the shares of our common stock repurchased during the quarter ended December 31, 2007, is shown below:

				Total Number
				of Shares	Maximum
				Purchased	Number of Shares
		Average		as Part of Publicly	that May yet
	Total Number of	Price Paid		Announced	be Purchased
Period	Shares Purchased	per Share		Program	Under the Program

September 30, 2007 — October 27, 2007	—	—		—	—
October 28, 2007 — November 24, 2007	—	—		—	1,500,000
November 25, 2007 — December 31, 2007	154,258	$28.18	*	154,258	1,345,742
Total	154,258	$28.18	*	154,258	1,345,742

*	Excludes commissions of $0.03 per share.

Performance Graph

The following graph compares the cumulative total stockholder return from December 31, 2002 through December 31, 2007 for Lear common stock, the S&P 500 Index and peer group(1) of companies we have selected for purposes of this comparison. We have assumed that dividends have been reinvested and the returns of each company in the S&P 500 Index and the peer groups have been weighted to reflect relative stock market capitalization. The graph assumes that $100 was invested on December 31, 2002, in each of Lear’s common stock, the stocks comprising the S&P 500 Index and the stocks comprising the peer group.

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
LEAR CORPORATION	$100.00	$184.89	$186.33	$89.97	$94.15	$88.19
S&P 500	$100.00	$128.36	$142.14	$149.01	$172.27	$181.72
PEER GROUP(1)	$100.00	$148.14	$164.99	$164.90	$185.81	$226.19

(1)	We do not believe that there is a single published industry or line of business index that is appropriate for comparing stockholder returns. The current Peer Group, as referenced in the graph above, that we have selected is comprised of representative independent automobile suppliers of comparable products whose common stock is publicly-traded. The current Peer Group consists of ArvinMeritor, Inc., BorgWarner Automotive, Inc., Eaton Corp., Gentex Corp., Johnson Controls, Inc., Magna International, Inc., Superior Industries International and Visteon Corporation. Prior to 2006, our previous Peer Group consisted of each of the entities in the current Peer Group, plus Collins & Aikman Corporation, Dana Corporation, Delphi Corporation (f/k/a Delphi Automotive Systems Corporation) and Tower Automotive. These four companies have each filed for bankruptcy and, as a result, were removed from the current Peer Group. As of December 31, 2002, these four companies had approximately $6.9 billion in combined stock market capitalization.

ITEM 6 —	SELECTED FINANCIAL DATA

The following statement of operations, balance sheet and statement of cash flow data were derived from our consolidated financial statements. Our consolidated financial statements for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, have been audited by Ernst & Young LLP. The selected financial data below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the notes thereto included in this Report.

For the Year Ended December 31,	2007(1)		2006(2)	2005(3)	2004		2003
	(In millions (4))

Statement of Operations Data:
Net sales	$15,995.0		$17,838.9	$17,089.2	$16,960.0		$15,746.7
Gross profit	1,148.5		927.7	736.0	1,402.1		1,346.4
Selling, general and administrative expenses	574.7		646.7	630.6	633.7		573.6
Goodwill impairment charges	—		2.9	1,012.8	—		—
Divestiture of Interior business	10.7		636.0	—	—		—
Interest expense	199.2		209.8	183.2	165.5		186.6
Other expense, net(5)	40.7		85.7	38.0	38.6		51.8

Income (loss) before provision for income taxes, minority interests in consolidated subsidiaries, equity in net (income) loss of affiliates and cumulative effect of a change in accounting principle	323.2		(653.4)	(1,128.6)	564.3		534.4
Provision for income taxes	89.9		54.9	194.3	128.0		153.7
Minority interests in consolidated subsidiaries	25.6		18.3	7.2	16.7		8.8
Equity in net (income) loss of affiliates	(33.8)		(16.2)	51.4	(2.6)		(8.6)

Income (loss) before cumulative effect of a change in accounting principle	241.5		(710.4)	(1,381.5)	422.2		380.5
Cumulative effect of a change in accounting principle(6)	—		2.9	—	—		—

Net income (loss)	$241.5		$(707.5)	$(1,381.5)	$422.2		$380.5

Basic net income (loss) per share	$3.14		$(10.31)	$(20.57)	$6.18		$5.71
Diluted net income (loss) per share(7)	$3.09		$(10.31)	$(20.57)	$5.77		$5.31
Weighted average shares outstanding — basic	76,826,765		68,607,262	67,166,668	68,278,858		66,689,757
Weighted average shares outstanding — diluted(7)	78,214,248		68,607,262	67,166,668	74,727,263		73,346,568
Dividends per share	$—		$0.25	$1.00	$0.80		$0.20
Balance Sheet Data:
Current assets	$3,718.0		$3,890.3	$3,846.4	$4,372.0		$3,375.4
Total assets	7,800.4		7,850.5	8,288.4	9,944.4		8,571.0
Current liabilities	3,603.9		3,887.3	4,106.7	4,647.9		3,582.1
Long-term debt	2,344.6		2,434.5	2,243.1	1,866.9		2,057.2
Stockholders’ equity	1,090.7		602.0	1,111.0	2,730.1		2,257.5
Statement of Cash Flows Data:
Cash flows from operating activities	$466.9		$285.3	$560.8	$675.9		$586.3
Cash flows from investing activities	(340.0)		(312.2)	(541.6)	(472.5)		(346.8)
Cash flows from financing activities	(49.8)		277.4	(347.0)	166.1		(158.6)
Capital expenditures	202.2		347.6	568.4	429.0		375.6
Other Data (unaudited):
Ratio of earnings to fixed charges(8)	2.4	x	—	—	3.7	x	3.4	x
Employees as of year end	91,455		104,276	115,113	110,083		111,022
North American content per vehicle(9)	$484		$645	$586	$588		$593
North American vehicle production(10)	15.0		15.2	15.8	15.7		15.9
European content per vehicle(11)	$344		$338	$350	$355		$312
European vehicle production(12)	20.0		19.0	18.7	18.7		18.1

(1)	Results include $20.7 million of charges related to the divestiture of our interior business, $181.8 million of restructuring and related manufacturing inefficiency charges (including $16.8 million of fixed asset impairment charges), $36.4 million of a curtailment gain related to the freeze of the U.S. salaried pension plan, $34.9 million of merger transaction costs, $3.9 million of losses related to the acquisition of the minority interest in an affiliate and $24.8 million of net tax benefits related to changes in valuation allowances in several foreign jurisdictions, tax rates and various other tax items.

(2)	Results include $636.0 million of charges related to the divestiture of our interior business, $2.9 million of goodwill impairment charges, $10.0 million of fixed asset impairment charges, $99.7 million of restructuring and related manufacturing inefficiency charges (including $5.8 million of fixed asset impairment charges), $47.9 million of charges related to the extinguishment of debt, $26.9 million of gains related to the sales of our interests in two affiliates and $19.5 million of net tax benefits related to the expiration of the statute of limitations in a foreign taxing jurisdiction, a tax audit resolution, a favorable tax ruling and several other tax items.

(3)	Results include $1,012.8 million of goodwill impairment charges, $82.3 million of fixed asset impairment charges, $104.4 million of restructuring and related manufacturing inefficiency charges (including $15.1 million of fixed asset impairment charges), $39.2 million of litigation-related charges, $46.7 million of charges related to the divestiture and/or capital restructuring of joint ventures, $300.3 million of tax charges, consisting of a U.S. deferred tax asset valuation allowance of $255.0 million and an increase in related tax reserves of $45.3 million, and a tax benefit related to a tax law change in Poland of $17.8 million.

(4)	Except per share data, weighted average shares outstanding, ratio of earnings to fixed charges, employees as of year end and content per vehicle information.

(5)	Includes non-income related taxes, foreign exchange gains and losses, discounts and expenses associated with our asset-backed securitization and factoring facilities, losses on the extinguishment of debt, gains and losses on the sales of fixed assets and other miscellaneous income and expense.

(6)	The cumulative effect of a change in accounting principle in 2006 resulted from the adoption of Statement of Financial Accounting Standards No. 123(R), “Share Based Payment.”

(7)	On December 15, 2004, we adopted the provisions of Emerging Issues Task Force 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” Accordingly, diluted net income per share and weighted average shares outstanding — diluted have been restated to reflect the 4,813,056 shares issuable upon conversion of our outstanding zero-coupon convertible senior notes since the issuance date of February 14, 2002.

(8)	“Fixed charges” consist of interest on debt, amortization of deferred financing fees and that portion of rental expenses representative of interest. “Earnings” consist of income (loss) before provision for income taxes, minority interests in consolidated subsidiaries, equity in the undistributed net (income) loss of affiliates, fixed charges and cumulative effect of a change in accounting principle. Earnings in 2006 and 2005 were insufficient to cover fixed charges by $651.8 million and $1,123.3 million, respectively. Accordingly, such ratio is not presented for these years.

(9)	“North American content per vehicle” is our net sales in North America divided by estimated total North American vehicle production. Content per vehicle data excludes business conducted through non-consolidated joint ventures. Content per vehicle data for 2006 has been updated to reflect actual production levels.

(10)	“North American vehicle production” includes car and light truck production in the United States, Canada and Mexico as provided by Ward’s Automotive. Production data for 2006 has been updated to reflect actual production levels.

(11)	“European content per vehicle” is our net sales in Europe divided by estimated total European vehicle production. Content per vehicle data excludes business conducted through non-consolidated joint ventures.

(12)	“European vehicle production” includes car and light truck production in Austria, Belgium, Bosnia, Czech Republic, Finland, France, Germany, Hungary, Italy, Netherlands, Poland, Portugal, Romania, Serbia, Slovakia, Slovenia, Spain, Sweden, Turkey, Ukraine and United Kingdom as provided by CSM Worldwide.

ITEM 7 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We were incorporated in Delaware in 1987 and are one of the world’s largest automotive suppliers based on sales. We supply every major automotive manufacturer in the world, including General Motors, Ford, BMW, Fiat, Chrysler, PSA, Volkswagen, Hyundai, Renault-Nissan, Daimler, Mazda, Toyota, Porsche and Honda.

We supply automotive manufacturers with complete automotive seat and electrical distribution systems and select electronic products. Historically, we also supplied automotive interior components and systems, including instrument panels and cockpit systems, headliners and overhead systems, door panels and flooring and acoustic systems. As discussed below, we have divested substantially all of the assets of this segment to joint ventures in which we hold a minority interest.

Merger Agreement

On February 9, 2007, we entered into an Agreement and Plan of Merger, as amended (the “Merger Agreement”), with AREP Car Holdings Corp., a Delaware corporation (“AREP Car Holdings”), and AREP Car Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of AREP Car Holdings (“Merger Sub”). Under the terms of the Merger Agreement, Merger Sub was to merge with and into Lear, with Lear continuing as the surviving corporation and a wholly owned subsidiary of AREP Car Holdings. AREP Car Holdings and Merger Sub are affiliates of Carl C. Icahn.

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

On July 16, 2007, we held our 2007 Annual Meeting of Stockholders, at which the proposal to approve the Merger Agreement did not receive the affirmative vote of the holders of a majority of the outstanding shares of our common stock. As a result, the Merger Agreement terminated in accordance with its terms. Upon termination of the Merger Agreement, we were obligated to (1) pay AREP Car Holdings $12.5 million, (2) issue to AREP Car Holdings 335,570 shares of our common stock valued at approximately $12.5 million, based on the closing price of our common stock on July 16, 2007, and (3) increase from 24% to 27% the share ownership limitation under the limited waiver of Section 203 of the Delaware General Corporation Law granted by us in October 2006 to affiliates of and funds managed by Carl C. Icahn (collectively, the “Termination Consideration”). The shares of our common stock issued as part of the Termination Consideration were initially issued pursuant to an exemption from registration under Section 4(2) and Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The resale of these shares was subsequently registered under the Securities Act. The Termination Consideration to AREP Car Holdings is to be credited against any break-up fee that would otherwise be payable by us to AREP Car Holdings in the event that we enter into a definitive agreement with respect to an alternative acquisition proposal within twelve months after the termination of the Merger Agreement. We recognized costs of approximately $35 million, including $25 million associated with the Termination Consideration and $10 million in transaction costs relating to the proposed merger, in selling, general and administrative expense in 2007.

For further information regarding the Merger Agreement, please refer to the Merger Agreement and certain related documents, which are incorporated by reference as exhibits to this Report.

Interior Segment

In recent years, the level of profitability and the return on investment of our interior segment has been significantly below that of our seating and electrical and electronic segments. In 2005, as a result of unfavorable operating results due to higher raw material costs, lower production volumes on key platforms, industry overcapacity, insufficient customer pricing and changes in certain customer’s sourcing strategies, we evaluated the carrying value of goodwill within our interior segment for potential impairment and recorded goodwill impairment charges of approximately $1.0 billion. We also concluded that certain fixed assets within our interior segment were materially impaired and recorded fixed asset impairment charges of $82 million. In 2006, we recorded additional goodwill impairment charges of $3 million and fixed asset impairment charges of $10 million related to our interior segment.

On March 31, 2007, we completed the transfer of substantially all of the assets of our North American interior business (as well as our interests in two China joint ventures) to International Automotive Components Group North America, Inc. (“IAC”) (the “IAC North America Transaction”). The IAC North America Transaction was completed pursuant to the terms of an Asset Purchase Agreement (the “Purchase Agreement”) dated as of November 30, 2006, by and among Lear, IAC, affiliates of WL Ross & Co. LLC (“WL Ross”) and Franklin Mutual Advisers, LLC (“Franklin”), and International Automotive Components Group North America, LLC (“IACNA”), as amended by Amendment No. 1 to the Purchase Agreement dated as of March 31, 2007. The legal transfer of certain assets included in the IAC North America Transaction is subject to the satisfaction of certain post-closing conditions. In connection with the IAC North America Transaction, IAC assumed the ordinary course liabilities of our North American interior business, and we retained certain pre-closing liabilities, including pension and postretirement healthcare liabilities incurred through the closing date of the transaction.

Also on March 31, 2007, a wholly owned subsidiary of Lear and certain affiliates of WL Ross and Franklin, entered into the Limited Liability Company Agreement (the “LLC Agreement”) of IACNA. Pursuant to the terms of the LLC Agreement, a wholly owned subsidiary of Lear contributed approximately $27 million in cash to IACNA in exchange for a 25% equity interest in IACNA and warrants for an additional 7% of the current outstanding common equity of IACNA. Certain affiliates of WL Ross and Franklin made aggregate capital contributions of approximately $81 million to IACNA in exchange for the remaining equity and extended a $50 million term loan to IAC. Lear and the wholly owned subsidiary of Lear had agreed to fund up to an additional $40 million, and WL Ross and Franklin had agreed to fund up to an additional $45 million, in the event that IAC did not meet certain financial targets in 2007. During 2007, we completed negotiations related to the amount of additional funding, and on October 10, 2007, we made a cash payment to IAC of approximately $13 million in full satisfaction of this contingent funding obligation. In connection with the IAC North America Transaction, we recorded a loss on divestiture of interior business of approximately $612 million, of which approximately $5 million was recognized in 2007 and approximately $607 million was recognized in the fourth quarter of 2006. We also recognized additional costs related to the IAC North America Transaction of approximately $10 million, which are recorded in cost of sales and selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2007.

On October 11, 2007, IACNA completed the acquisition of the soft trim division of Collins & Aikman Corporation (“C&A”) (the “C&A Acquisition”). The soft trim division included 16 facilities in North America with annual net sales of approximately $550 million related to the manufacture of carpeting, molded flooring products, dash insulators and other related interior components. The purchase price for the C&A Acquisition was approximately $126 million, subject to increase based on the future performance of the soft trim business, plus the assumption by IACNA of certain ordinary course liabilities.

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

On October 16, 2006, we completed the contribution of substantially all of our European interior business to International Automotive Components Group, LLC (“IAC Europe”), a separate joint venture with affiliates of WL Ross and Franklin, in exchange for an approximately one-third equity interest in IAC Europe. In connection with this transaction, we recorded a loss on divestiture of interior business of approximately $35 million, of which approximately $6 million was recognized in 2007 and approximately $29 million was recognized in 2006.

For further information related to the divestiture of our interior business, see Note 4, “Divestiture of Interior Business,” to the accompanying consolidated financial statements and the Purchase Agreement, LLC Agreement and related documents, which are incorporated by reference as exhibits to this Report.

Industry Overview

Demand for our products is directly related to automotive vehicle production. Automotive sales and production can be affected by general economic or industry conditions, labor relations issues, fuel prices, regulatory requirements, trade agreements and other factors. Our operating results are also significantly impacted by what is referred to in this section as “vehicle platform mix”; that is, the overall commercial success of the vehicle platforms for which we supply particular products, as well as our relative profitability on these platforms. In addition, it is possible that customers could elect to manufacture components internally that are currently produced by external suppliers, such as Lear. A significant loss of business with respect to any vehicle model for which we are a significant supplier, or a decrease in the production levels of any such models, could have a material adverse impact on our future operating results. Unfavorable vehicle platform mix and lower production volumes by the domestic automakers in North America have had an adverse effect on our operating results since 2005. A continuation of the shift in consumer purchasing patterns from certain of our key light truck and SUV platforms toward passenger cars, crossover vehicles or other vehicle platforms where we generally have substantially less content will adversely affect our future operating results. In addition, our two largest customers, General Motors and Ford, accounted for approximately 42% of our net sales in 2007, excluding net sales to Saab, Volvo, Jaguar and Land Rover, which are affiliates of General Motors or Ford. The automotive operations of both General Motors and Ford experienced significant operating losses throughout 2007, and both automakers are continuing to restructure their North American operations, which could have a material impact on our future operating results.

Automotive industry conditions in North America and Europe continue to be challenging. In North America, the industry is characterized by significant overcapacity, fierce competition and declining sales. In Europe, the market structure is more fragmented with significant overcapacity. We expect these challenging industry conditions to continue in the foreseeable future. During 2007, North American production levels declined by approximately 2% as compared to 2006, and production levels on several of our key platforms declined more significantly. Historically, the majority of our sales have been derived from the U.S.-based automotive manufacturers in North America and, to a lesser extent, automotive manufacturers in Western Europe. These customers have experienced declines in market share in their traditional markets. In addition, a disproportionate amount of our net sales and profitability in North America has been on light truck and large SUV platforms of the domestic automakers, which are experiencing significant competitive pressures. As discussed below, our ability to maintain and improve our financial performance in the future will depend, in part, on our ability to significantly increase our penetration of Asian automotive manufacturers worldwide and leverage our existing North American and European customer base geographically and across both product lines.

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

Our material cost as a percentage of net sales was 68.0% in 2007 as compared to 68.8% in 2006 and 68.3% in 2005. Raw material, energy and commodity costs generally remained high in 2007. Unfavorable industry conditions have also resulted in financial distress within our supply base and an increase in commercial disputes and the risk of supply disruption. We have developed and implemented strategies to mitigate or partially offset the impact of higher raw material, energy and commodity costs, which include cost reduction actions, the utilization of our cost technology optimization process, the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments and the acceleration of low-cost country sourcing and engineering. However, due to the magnitude and duration of the increased raw material, energy and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers, offset only a portion of the adverse impact. In addition, higher crude oil prices can indirectly impact our operating results by adversely affecting demand for certain of our key light truck and large SUV platforms. While raw material, energy and commodity costs moderated somewhat in 2007, they remain high and will continue to have an adverse impact on our operating results in the foreseeable future. See Item 1A, “Risk Factors — High raw material costs may continue to have a significant adverse impact on our profitability.”

Outlook

In evaluating our financial condition and operating performance, we focus primarily on earnings growth and cash flows, as well as return on investment on a consolidated basis. In addition to maintaining and expanding our business with our existing customers in our more established markets, we have increased our emphasis on expanding our business in the Asian market (including sourcing activity in Asia) and with Asian automotive manufacturers worldwide. The Asian market presents growth opportunities, as automotive manufacturers expand production in this market to meet increasing demand. We currently have fourteen joint ventures in China and several other joint ventures dedicated to serving Asian automotive manufacturers. We will continue to seek ways to expand our business in the Asian market and with Asian automotive manufacturers worldwide. In addition, we have improved our low-cost country manufacturing capabilities through expansion in Asia, Eastern Europe, Africa, Central America and Mexico.

Our success in generating cash flow will depend, in part, on our ability to efficiently manage working capital. Working capital can be significantly impacted by the timing of cash flows from sales and purchases. Historically, we have generally been successful in aligning our vendor payment terms with our customer payment terms. However, our ability to continue to do so may be adversely impacted by the unfavorable financial results of our suppliers and adverse industry conditions, as well as our financial results. In addition, our cash flow is impacted by our ability to efficiently manage our capital spending. We utilize return on investment as a measure of the efficiency with which assets are deployed to increase earnings. Improvements in our return on investment will depend on our ability to maintain an appropriate asset base for our business and to increase productivity and operating efficiency.

Restructuring

In the second quarter of 2005, we began to implement consolidation, facility realignment and census actions in order to address unfavorable industry conditions. These actions continued through 2007 and were part of a comprehensive restructuring strategy intended to (i) better align our manufacturing capacity with the changing needs of our customers, (ii) eliminate excess capacity and lower our operating costs and (iii) streamline our organizational structure and reposition our business for improved long-term profitability. In connection with the restructuring actions, we have incurred pretax costs of approximately $386 million through 2007. In addition, in light of current industry conditions, particularly in North America, we expect to make significant restructuring and related investments beyond the current year. Restructuring and related manufacturing inefficiency charges were $182 million in 2007, $100 million in 2006 and $104 million in 2005.

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

On November 8, 2006, we completed the sale of $200 million of common stock in a private placement to affiliates of and funds managed by Carl C. Icahn. The proceeds of this offering were used for general corporate purposes, including strategic investments.

Other Matters

In 2007, we recognized a curtailment gain of $36 million related to our decision to freeze our U.S. salaried pension plan, as well as a loss of $4 million related to the acquisition of the minority interest in an affiliate. In 2006, we recognized aggregate gains of $27 million related to the sales of our interests in two affiliates. In 2005, we recognized aggregate charges of $47 million related to the divestiture of an equity investment in a non-core business and the capital restructuring of two previously unconsolidated affiliates.

In the fourth quarter of 2005, we concluded that it was no longer more likely than not that we would realize our U.S. deferred tax assets. As a result, we recorded a tax charge of $300 million comprised of (i) a full valuation allowance in the amount of $255 million with respect to our net U.S. deferred tax assets and (ii) an increase in related tax reserves of $45 million. During 2006 and 2007, we continued to maintain a valuation allowance related to our net U.S. deferred tax assets. In addition, we maintain valuation allowances related to our net deferred tax assets in certain foreign jurisdictions. Our current and future provision for income taxes is significantly impacted by the initial recognition of and changes in valuation allowances in certain countries, particularly in the United States. We intend to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Our future provision for income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowance is eliminated.

In 2007, we recognized a net tax benefit of $17 million as a result of changes in valuation allowances in several foreign jurisdictions and a tax benefit of $17 million related to a tax rate change in Germany, partially offset by one-time tax expenses of $9 million related to various tax items. In 2006, we recorded a tax benefit of $20 million related to a number of items, including the expiration of the statute of limitations in a foreign taxing jurisdiction, a tax audit resolution, a favorable tax ruling and several other items. In the first quarter of 2005, we recorded a tax benefit of $18 million resulting from a tax law change in Poland.

As discussed above, our results for the years ended December 31, 2007, 2006 and 2005, reflect the following items (in millions):

For the Year Ended December 31,	2007	2006	2005

Costs related to divestiture of interior business	$21	$636	$—
Goodwill impairment charges related to interior business	—	3	1,013
Fixed asset impairment charges related to interior business	—	10	82
Costs of restructuring actions, including manufacturing inefficiencies of $13 million in 2007, $7 million in 2006 and $15 million in 2005	182	100	104
U.S. salaried pension plan curtailment gain	(36)	—	—
Costs related to merger transaction	35	—	—
Loss on the extinguishment of debt	—	48	—
(Gains) losses related to affiliate transactions	4	(27)	47
Tax benefits	(25)	(20)	(18)
Tax charge related to U.S. deferred tax asset valuation allowance	—	—	300

For further information related to these items, see “— Restructuring” and Note 2, “Summary of Significant Accounting Policies — Goodwill,” and “— Long-Lived Assets,” Note 3, “Merger Agreement,” Note 4, “Divestiture of Interior Business,” Note 6, “Restructuring,” Note 7, “Investments in Affiliates and Other Related Party Transactions,” and Note 10, “Income Taxes,” to the consolidated financial statements included in this Report.

This section includes forward-looking statements that are subject to risks and uncertainties. For further information regarding other factors that have had, or may have in the future, a significant impact on our business, financial condition or results of operations, see Item 1A, “Risk Factors,” and “— Forward-Looking Statements.”

Results of Operations

A summary of our operating results in millions of dollars and as a percentage of net sales is shown below:

For the Year Ended December 31,	2007		2006		2005

Net sales
Seating	$12,206.1	76.3%	$11,624.8	65.2%	$11,035.0	64.6%
Electrical and electronic	3,100.0	19.4	2,996.9	16.8	2,956.6	17.3
Interior	688.9	4.3	3,217.2	18.0	3,097.6	18.1

Net sales	15,995.0	100.0	17,838.9	100.0	17,089.2	100.0
Gross profit	1,148.5	7.2	927.7	5.2	736.0	4.3
Selling, general and administrative expenses	574.7	3.6	646.7	3.6	630.6	3.7
Goodwill impairment charges	—	—	2.9	—	1,012.8	5.9
Divestiture of Interior business	10.7	0.1	636.0	3.5	—	—
Interest expense	199.2	1.2	209.8	1.2	183.2	1.1
Other expense, net	40.7	0.3	85.7	0.5	38.0	0.2
Provision for income taxes	89.9	0.6	54.9	0.3	194.3	1.2
Equity in net (income) loss of affiliates	(33.8)	(0.2)	(16.2)	—	51.4	0.3
Minority interests in consolidated subsidiaries	25.6	0.1	18.3	0.1	7.2	—
Net income (loss)	241.5	1.5	(707.5)	(4.0)	(1,381.5)	(8.1)

Year Ended December 31, 2007, Compared With Year Ended December 31, 2006

Net sales for the year ended December 31, 2007 were $16.0 billion, as compared to $17.8 billion for the year ended December 31, 2006, a decrease of $1.8 billion or 10.3%. The divestiture of our interior business, as well as unfavorable vehicle platform mix and lower industry production volumes in North America, negatively impacted net sales by $2.5 billion and $825 million, respectively. These decreases were partially offset by the benefit of new business, primarily outside of North America, and the impact of net foreign exchange rate fluctuations, which increased net sales by $876 million and $682 million, respectively.

Gross profit and gross margin were $1,149 million and 7.2% in 2007, as compared to $928 million and 5.2% in 2006. New business, primarily outside of North America, and the divestiture of our interior business favorably impacted gross profit by $119 million and $61 million, respectively. Unfavorable vehicle platform mix and lower industry production volumes in North America and the impact of net selling price reductions were more than offset by the benefit of our restructuring and other productivity actions.

Selling general and administrative expenses, including research and development, were $647 million for the year ended December 31, 2006, as compared to $631 million for the year ended December 31, 2005. As a percentage of net sales, selling, general and administrative expenses were 3.6% and 3.7% in 2006 and 2005, respectively. The increase in selling, general and administrative expenses was largely due to inflationary increases in compensation, facility maintenance and insurance expense, as well as incremental infrastructure and development costs in Asia, partially offset by a decrease in litigation-related charges and the impact of census reduction actions.

Research and development costs incurred in connection with the development of new products and manufacturing methods, to the extent not recoverable from the customer, are charged to selling, general and administrative expenses as incurred. Such costs totaled $135 million in 2007 and $170 million in 2006. The divestiture of our interior business resulted in a $13 million reduction in research and development costs. In certain situations, the reimbursement of pre-production engineering, research and design costs is contractually guaranteed by, and fully recoverable from, our customers and is therefore capitalized. For the years ended December 31, 2007 and 2006, we capitalized $106 million and $122 million, respectively, of such costs.

Interest expense was $199 million in 2007, as compared to $210 million in 2006, primarily due to lower borrowing levels in 2007, offset, in part, by increased costs associated with our 2006 debt refinancing transactions.

Other expense, which includes non-income related taxes, foreign exchange gains and losses, discounts and expenses associated with our asset-backed securitization and factoring facilities, losses on the extinguishment of debt, gains and losses on the sales of assets and other miscellaneous income and expense, was $41 million in 2007, as compared to $86 million in 2006. In 2006, we recorded a loss on the extinguishment of debt of $48 million related to our repurchase of senior notes due 2008 and 2009, as well as a gain of $13 million on the sale of an affiliate. In 2007, reductions in foreign exchange and expenses associated with our asset-backed securitization facility were partially offset by increases in other miscellaneous income and expense and non-income related taxes.

The provision for income taxes was $90 million for the year ended December 31, 2007, representing an effective tax rate of 27.1% on pretax income of $331 million, as compared to $55 million for the year ended December 31, 2006, on a pretax loss of $656 million, representing an effective tax rate of (8.4)%. The 2007 provision for income taxes was impacted by costs of $21 million related to the divestiture of our interior business, a significant portion of which provided no tax benefit as they were incurred in the United States. The provision was also impacted by a portion of our restructuring charges and costs related to the merger transaction, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. This was offset by the impact of the U.S. salaried pension plan curtailment gain of $36 million, for which no tax expense was provided as it was incurred in the United States, a net tax benefit of $17 million as a result of changes in valuation allowances in several foreign jurisdictions and a tax benefit of $17 million related to a tax rate change in Germany, partially offset by one-time tax expenses of $9 million related to various tax items. Excluding these items, the effective tax rate in 2007 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, foreign valuation allowances, the U.S. valuation allowance, tax credits, income tax incentives and other permanent items.

The 2006 provision for income taxes was significantly impacted by losses incurred in the United States for which no tax benefit was provided due to the U.S. valuation allowance. The 2006 provision for income taxes includes one-time net tax benefits of $20 million related to a number of items, including the expiration of the statute of limitations in a foreign taxing jurisdiction, a tax audit resolution, a favorable tax ruling and several other items. Further, our current and future provision for income taxes is significantly impacted by the initial recognition of and changes in valuation allowances in certain countries, particularly the United States. We intend to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Our future provision for income taxes will include no tax benefit with respect losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowance is eliminated. Accordingly, income taxes are impacted by the U.S. and foreign valuation allowances and the mix of earnings among jurisdictions.

Equity in net income of affiliates was $34 million for the year ended December 31, 2007, as compared to $16 million for the year ended December 31, 2006. The increase was due to our equity in the net income of IACNA and IAC Europe, as well as the improved performance of certain of our other equity affiliates. In addition, we sold our interest in an equity affiliate in 2006, recognizing a gain of $13 million. Minority interest expense related to our consolidated subsidiaries was $26 million in 2007, as compared to $18 million in 2006. In 2007, we recorded a loss of $4 million related to the acquisition of the minority interest in an affiliate.

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” As a result, we recognized a cumulative effect of a change in accounting principle of $3 million in 2006 related to a change in accounting for forfeitures. For further information, see Note 2, “Summary of Significant Accounting Policies — Stock-Based Compensation,” to the consolidated financial statements included in this Report.

Net income in 2007 was $242 million, or $3.09 per diluted share, as compared to a net loss in 2006 of $708 million, or $10.31 per diluted share, reflecting the loss on divestiture of our interior business of $11 million and $636 million in 2007 and 2006, respectively, and for the reasons described above. For further information related to our divestiture of our interior business, see Note 4, “Divestiture of Interior Business,” to the consolidated financial statements included in this Report.

Reportable Operating Segments

Historically, we have had three reportable operating segments: seating, which includes seat systems and the components thereof; electrical and electronic, which includes electrical distribution systems and electronic products, primarily wire harnesses, junction boxes, terminals and connectors, various electronic control modules, as well as audio sound systems and in-vehicle television and video entertainment systems; and interior, which has been divested and included instrument panels and cockpit systems, headliners and overhead systems, door panels, flooring and acoustic systems and other interior products. For further information related to our interior business, see Note 4, “Divestiture of Interior Business,” to the consolidated financial statements included in this Report. The financial information presented below is for our three reportable operating segments and our other category for the periods presented. The other category includes unallocated costs related to corporate headquarters, geographic headquarters and the elimination of intercompany activities, none of which meets the requirements of being classified as an operating segment. Corporate and geographic headquarters costs include various support functions, such as information technology, purchasing, corporate finance, legal, executive administration and human resources. Financial measures regarding each segment’s income (loss) before goodwill impairment charges, divestiture of Interior business, interest expense, other expense, provision for income taxes, minority interests in consolidated subsidiaries, equity in net (income) loss of affiliates and cumulative effect of a change in accounting principle (“segment earnings”) and segment earnings divided by net sales (“margin”) are not measures of performance under accounting principles generally accepted in the United States (“GAAP”). Segment earnings and the related margin are used by management to evaluate the performance of our reportable operating segments. Segment earnings should not be considered in isolation or as a substitute for net income (loss), net cash provided by operating activities or other income statement or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, segment earnings, as we determine it, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated segment earnings to consolidated income (loss) before provision for income taxes and cumulative effect of a change in accounting principle, see Note 14, “Segment Reporting,” to the consolidated financial statements included in this Report.

Seating — A summary of the financial measures for our seating segment is shown below (dollar amounts in millions):

For the Year Ended December 31,	2007	2006

Net sales	$12,206.1	$11,624.8
Segment earnings(1)	758.7	604.0
Margin	6.2%	5.2%

(1)	See definition above.

Seating net sales were $12.2 billion for the year ended December 31, 2007, as compared to $11.6 billion for the year ended December 31, 2006, an increase of $581 million or 5.0%. The benefit of new business, primarily outside of North America, and the impact of net foreign exchange rate fluctuations favorably impacted net sales by $825 million and $535 million, respectively. These increases were partially offset by unfavorable vehicle platform mix and lower industry production volumes in North America. Segment earnings, including restructuring costs, and the related margin on net sales were $759 million and 6.2% in 2007, as compared to $604 million and 5.2% in 2006. The improvement in segment earnings was largely due to favorable cost performance from our restructuring and other productivity actions and the addition of new business, primarily outside of North America. These increases were partially offset by unfavorable vehicle platform mix and lower industry production volumes in North America and the impact of net selling price reductions. During 2007, we incurred costs related to our restructuring actions in the seating segment of $92 million, as compared to $42 million in 2006.

Electrical and electronic — A summary of the financial measures for our electrical and electronic segment is shown below (dollar amounts in millions):

For the Year Ended December 31,	2007	2006

Net sales	$3,100.0	$2,996.9
Segment earnings(1)	40.8	102.5
Margin	1.3%	3.4%

(1)	See definition above.

Electrical and electronic net sales were $3.1 billion for the year ended December 31, 2007, as compared to $3.0 billion for the year ended December 31, 2006, an increase of $103 million or 3.4%. The impact of net foreign exchange rate fluctuations and the benefit of new business outside of North America, net of the roll-off of certain programs in North America, favorably impacted net sales by $141 million and $45 million, respectively. These increases were partially offset by unfavorable vehicle platform mix and lower industry production volumes in North America and the impact of net selling price reductions. Segment earnings and the related margin on net sales were $41 million and 1.3% in 2007, as compared to $103 million and 3.4% in 2006. The reduction in segment earnings was largely due to the impact of net selling price reductions, as well as unfavorable vehicle platform mix, lower industry production volumes and the roll-off of several programs in North America. These decreases were partially offset by favorable cost performance from our restructuring and other productivity actions. During 2007, we incurred costs related to our restructuring actions of $70 million, as compared to $45 million in 2006.

Interior — A summary of the financial measures for our interior segment is shown below (dollar amounts in millions):

For the Year Ended December 31,	2007	2006

Net sales	$688.9	$3,217.2
Segment earnings(1)	8.2	(183.8)
Margin	1.2%	(5.7)%

(1)	See definition above.

We substantially completed the divestiture of our interior business in the first quarter of 2007. See “— Executive Overview” for further information. Interior net sales were $689 million for the year ended December 31, 2007, as compared to $3.2 billion for the year ended December 31, 2006. Segment earnings and the related margin on net sales were $8 million and 1.2% in 2007, as compared to $(184) million and (5.7)% in 2006. During 2007, we incurred costs related to our restructuring actions of $5 million, as compared to $13 million in 2006. In addition, we recorded asset impairment charges of $10 million in 2006.

Other — A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

For the Year Ended December 31,	2007	2006

Net sales	$—	$—
Segment earnings(1)	(233.9)	(241.7)
Margin	N/A	N/A

(1)	See definition above.

Our other category includes unallocated corporate and geographic headquarter costs, as well as the elimination of intercompany activity. Corporate and geographic headquarter costs include various support functions, such as information technology, purchasing, corporate finance, legal, executive administration and human resources. Segment earnings related to our other category were ($234) million in 2007, as compared to ($242) million in 2006. Costs related to the merger transaction of $35 million were more than offset by a curtailment gain of $36 million related to our decision to freeze our U.S. salaried pension plan and savings from our restructuring and other cost improvement actions. During 2007, we incurred costs related to our restructuring actions of $15 million, as compared to $7 million in 2006.

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

Selling, general and administrative expenses, including research and development, were $647 million for the year ended December 31, 2006, as compared to $631 million for the year ended December 31, 2005. As a percentage of net sales, selling, general and administrative expenses were 3.6% and 3.7% in 2006 and 2005, respectively. The increase in selling, general and administrative expenses was largely due to inflationary increases in compensation, facility maintenance and insurance expense, as well as incremental infrastructure and development costs in Asia, partially offset by a decrease in litigation-related charges and the impact of census reduction actions.

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

Other expense, which includes non-income related taxes, foreign exchange gains and losses, discounts and expenses associated with our asset-backed securitization and factoring facilities, losses on the extinguishment of debt, gains and losses on the sales of assets and other miscellaneous income and expense, was $86 million in 2006, as compared to $38 million in 2005. The increase was largely due to a loss on the extinguishment of debt of $48 million related to our repurchase of senior notes due 2008 and 2009. An increase of $18 million in foreign exchange losses was largely offset by a gain on the sale of an affiliate.

The provision for income taxes was $55 million for the year ended December 31, 2006, as compared to $194 million for the year ended December 31, 2005. The decrease in the provision for income taxes was primarily due to the tax charge recognized in the fourth quarter of 2005 related to our decision to provide a full valuation allowance with respect to our net U.S. deferred tax assets, as well as the mix of earnings among countries. The 2006 provision for income taxes includes one-time net tax benefits of $20 million related to a number of items, including the expiration of the statute of limitations in a foreign taxing jurisdiction, a tax audit resolution, a favorable tax ruling and several other items. In the first quarter of 2005, we recorded a tax benefit of $18 million resulting from a tax law change in Poland. Our current and future provision for income taxes is significantly impacted by the initial recognition of and changes in valuation allowances in certain countries, particularly the United States. We intend to maintain these valuation allowances until it is more likely than not that the deferred tax assets will be realized. Our future provision for income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowance is eliminated.

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

Net loss in 2006 was $708 million, or $10.31 per diluted share, as compared to net loss in 2005 of $1.4 billion, or $20.57 per diluted share, reflecting the loss on divestiture of our interior business of $636 million in 2006 and goodwill impairment charges of $1.0 billion in 2005 and for the reasons described above. For further information related to our 2006 loss on divestiture of our interior business and 2005 goodwill impairment charges, see Note 2, “Summary of Significant Accounting Policies — Impairment of Goodwill,” and Note 4, “Divestiture of Interior Business,” to the consolidated financial statements included in this Report.

Reportable Operating Segments

Historically, we have had three reportable operating segments: seating, which includes seat systems and the components thereof; electrical and electronic, which includes electrical distribution systems and electronic products, primarily wire harnesses, junction boxes, terminals and connectors, various electronic control modules, as well as audio sound systems and in-vehicle television and video entertainment systems; and interior, which has been divested and included instrument panels and cockpit systems, headliners and overhead systems, door panels, flooring and acoustic systems and other interior products. For further information related to our interior business, see Note 4, “Divestiture of Interior Business,” to the consolidated financial statements included in this Report. The financial information presented below is for our three reportable operating segments and our other category for the periods presented. The other category includes unallocated costs related to corporate headquarters, geographic headquarters and the elimination of intercompany activities, none of which meets the requirements of being classified as an operating segment. Corporate and geographic headquarters costs include various support functions, such as information technology, purchasing, corporate finance, legal, executive administration and human resources. Financial measures regarding each segment’s income (loss) before goodwill impairment charges, divestiture of Interior business, interest expense, other expense, provision for income taxes, minority interests in consolidated subsidiaries, equity in net (income) loss of affiliates and cumulative effect of a change in accounting principle (“segment earnings”) and segment earnings divided by net sales (“margin”) are not measures of performance under accounting principles generally accepted in the United States (“GAAP”). Segment earnings and the related margin are used by management to evaluate the performance of our reportable operating segments. Segment earnings should not be considered in isolation or as a substitute for net income (loss), net cash provided by operating activities or other income statement or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, segment earnings, as we determine it, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated segment earnings to consolidated income (loss) before provision for income taxes and cumulative effect of a change in accounting principle, see Note 14, “Segment Reporting,” to the consolidated financial statements included in this Report

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

Electrical and electronic — A summary of the financial measures for our electrical and electronic segment is shown below (dollar amounts in millions):

For the Year Ended December 31,	2006	2005

Net sales	$2,996.9	$2,956.6
Segment earnings(1)	102.5	180.0
Margin	3.4%	6.1%

(1)	See definition above.

Electrical and electronic net sales were $3.0 billion for the year ended December 31, 2006 an increase of $40 million or 1.4%, compared to 2005. New business favorably impacted net sales by $181 million. This increase was largely offset by changes in industry production volumes and vehicle platform mix, which reduced net sales by $145 million. Segment earnings and the related margin on net sales were $103 million and 3.4% in 2006, as compared to $180 million and 6.1% in 2005. The decline was primarily the result of changes in vehicle platform mix, net selling price reductions and the gross impact of higher raw material and commodity costs (principally copper), offset in part by the benefit of our productivity initiatives and other efficiencies. During 2006, we incurred costs related to our restructuring actions of $45 million, as compared to $39 million in 2005.

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

Through December 31, 2007, we have incurred pretax costs of approximately $386 million in connection with the restructuring actions. Such costs included employee termination benefits, asset impairment charges and contract termination costs, as well as other incremental costs resulting from the restructuring actions. These incremental costs principally included equipment and personnel relocation costs. We also incurred incremental manufacturing inefficiency costs at the operating locations impacted by the restructuring actions during the related restructuring implementation period. Restructuring costs were recognized in our consolidated financial statements in accordance with accounting principles generally accepted in the United States.

In 2007, we recorded restructuring and related manufacturing inefficiency charges of $182 million. This consisted of $166 million recorded as cost of sales and $16 million recorded as selling, general and administrative expenses. Cash expenditures related to our restructuring actions totaled $111 million in 2007. The 2007 restructuring charges consisted of employee termination benefits of $115 million, asset impairment charges of $17 million and net contract termination costs of $25 million, as well as other net costs of $12 million. We also estimate that we incurred approximately $13 million in manufacturing inefficiency costs during this period as a result of the restructuring. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations. Asset impairment charges related to the disposal of buildings, leasehold improvements and machinery and equipment with carrying values of $17 million in excess of related estimated fair values. Contract termination costs included a net pension and other postretirement benefit plan curtailment charge of $19 million, lease cancellation costs of $5 million and the repayment of various government-sponsored grants of $1 million.

In 2006, we recorded restructuring and related manufacturing inefficiency charges of $100 million. This consisted of $88 million recorded as cost of sales and $17 million recorded as selling, general and administrative expenses, offset by gains on the sales of two facilities, which are recorded as other expense, net. Cash expenditures related to our restructuring actions totaled $73 million in 2006. The 2006 restructuring charges consist of employee termination benefits of $79 million, asset impairment charges of $6 million and contract termination costs of $6 million, as well as other net costs of $2 million. We also estimate that we incurred approximately $7 million in manufacturing inefficiency costs during this period as a result of the restructuring. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations. Asset impairment charges relate to the disposal of buildings, leasehold improvements and machinery and equipment with carrying values of $6 million in excess of related estimated fair values. Contract termination costs include the termination of subcontractor and other relationships of $4 million, lease cancellation costs of $1 million and pension and other postretirement benefit plan curtailments of $1 million.

In 2005, we recorded restructuring and related manufacturing inefficiency charges of $104 million. This consisted of $100 million recorded as cost of sales and $6 million recorded as selling, general and administrative expenses, offset by a gain on the sale of a facility, which is recorded as other expense, net. Cash expenditures related to our restructuring actions totaled $67 million 2005. The 2005 charges consist of employee termination benefits of $57 million, asset impairment charges of $15 million and contract termination costs of $13 million, as well as other net costs of $4 million. We also estimate that we incurred approximately $15 million in manufacturing inefficiency costs during this period as a result of the restructuring. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations. Asset impairment charges relate to the disposal of buildings, leasehold improvements and machinery and equipment with carrying values of $15 million in excess of related estimated fair values. Contract termination costs include lease cancellation costs of $3 million, the repayment of various government-sponsored grants of $5 million, the termination of joint venture, subcontractor and other relationships of $3 million and pension and other postretirement benefit plan curtailments of $2 million.

Liquidity and Financial Condition

Our primary liquidity needs are to fund capital expenditures, service indebtedness and support working capital requirements. In addition, approximately 90% of the costs associated with our current restructuring strategy are expected to require cash expenditures. Our principal sources of liquidity are cash flows from operating activities and borrowings under available credit facilities. A substantial portion of our operating income is generated by our subsidiaries. As a result, we are dependent on the earnings and cash flows of and the combination of dividends, distributions and advances from our subsidiaries to provide the funds necessary to meet our obligations. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear. For further information regarding potential dividends from our non-U.S. subsidiaries, see Note 10, “Income Taxes,” to the consolidated financial statements included in this Report.

Equity Offering

On November 8, 2006, we completed the sale of $200 million of common stock in a private placement to affiliates of and funds managed by Carl C. Icahn. The proceeds of this offering were used for general corporate purposes, including strategic investments.

Cash Flows

Net cash provided by operating activities was $467 million in 2007, as compared to $285 million in 2006. The increase in operating cash flow was due largely to the improvement in net income between periods. This increase was partially offset by the net change in working capital items, including the net change in recoverable customer engineering and tooling, which resulted in a $105 million decrease in operating cash flows between periods. Decreases in accounts receivable and accounts payable were a source of $79 million of cash and a use of $126 million of cash, respectively, in 2007, reflecting the decreased volumes and the timing of payments received from our customers and made to our suppliers.

Net cash used in investing activities was $340 million in 2007, as compared to $312 million in 2006. A decrease of $145 million in capital spending between periods was more than offset by incremental cash used of $85 million related to the divestiture of our interior business and a decrease in cash proceeds of $72 million related to the disposition of assets. In 2008, capital spending is estimated in the range of $255 to $275 million.

Financing activities were a use of $50 million of cash in 2007, as compared to a source of $277 million of cash in 2006. In 2006, financing activities include the incurrence of an additional $600 million of term loans due 2010 under our primary credit facility, the issuance of $900 million aggregate principal amount of senior notes due 2013 and 2016, the repurchase of $1.3 billion aggregate principal amount (or accreted value) of senior notes due 2008, 2009 and 2022 and the issuance of 8.7 million shares of our common stock in a private placement for a net purchase price of $199 million.

Capitalization

In addition to cash provided by operating activities, we utilize a combination of available credit facilities to fund our capital expenditures and working capital requirements. For the years ended December 31, 2007 and 2006, our average outstanding long-term debt balance, as of the end of each fiscal quarter, was $2.5 billion and $2.4 billion, respectively. The weighted average long-term interest rate, including rates under our committed credit facility and the effect of hedging activities, was 7.7% and 7.3% for the respective periods.

We utilize uncommitted lines of credit as needed for our short-term working capital fluctuations. For the years ended December 31, 2007 and 2006, our average outstanding unsecured short-term debt balance, as of the end of each fiscal quarter, was $17 million and $20 million, respectively. The weighted average interest rate, including the effect of hedging activities, was 4.7% and 4.4% for the respective periods. The availability of uncommitted lines of credit may be affected by our financial performance, credit ratings and other factors. See “— Off-Balance Sheet Arrangements” and “— Accounts Receivable Factoring.”

Primary Credit Facility

Our primary credit facility consists of an amended and restated credit and guarantee agreement, which provides for maximum revolving borrowing commitments of $1.7 billion and a term loan facility of $1.0 billion. The $1.7 billion revolving credit facility matures on March 23, 2010, and the $1.0 billion term loan facility matures on April 25, 2012. Principal payments of $3 million are required on the term loan facility every six months. The primary credit facility provides for multicurrency borrowings in a maximum aggregate amount of $750 million, Canadian borrowings in a maximum aggregate amount of $200 million and swing-line borrowings in a maximum aggregate amount of $300 million, the commitments for which are part of the aggregate revolving credit facility commitment. As of December 31, 2007, we had $991 million in borrowings outstanding under our term loan facility, with no additional availability. There were no amounts outstanding under the revolving credit facility and $63 million committed under outstanding letters of credit as of December 31, 2007.

In 2006, we entered into our existing primary credit facility, the proceeds of which were used to repay the term loan facility under our prior primary credit facility and to repurchase outstanding zero-coupon convertible senior notes with an accreted value of $303 million, Euro 13 million aggregate principal amount of our senior notes due 2008 and $207 million aggregate principal amount of our senior notes due 2009. In connection with these transactions, we recognized a net gain of less than $1 million on the extinguishment of debt, which is included in other expense, net in the consolidated statement of operations for the year ended December 31, 2006.

Borrowings under the primary credit facility bear interest, payable no less frequently than quarterly, at (a) (1) applicable interbank rates, on Eurodollar and Eurocurrency loans, (2) the greater of the U.S. prime rate and the federal funds rate plus 0.50%, on base rate loans, (3) the greater of the prime rate publicly announced by the Canadian administrative agent and the federal funds rate plus 0.50%, on U.S. dollar denominated Canadian loans, (4) the greater of the prime rate publicly announced by the Canadian administrative agent and the average Canadian interbank bid rate (CDOR) plus 1.0%, on Canadian dollar denominated Canadian loans, and (5) various published or quoted rates, on swing-line and other loans, plus (b) a percentage spread ranging from 0% to a maximum of 2.75%, depending on the type of loan and/or currency and our credit rating or leverage ratio. Under the primary credit facility, we agree to pay a facility fee, payable quarterly, at rates ranging from 0.15% to 0.50%, depending on our credit rating or leverage ratio.

Subsidiary Guarantees — Our obligations under the primary credit facility are secured by a pledge of all or a portion of the capital stock of certain of our subsidiaries, including substantially all of our first-tier subsidiaries, and are partially secured by a security interest in our assets and the assets of certain of our domestic subsidiaries. In addition, our obligations under the primary credit facility are guaranteed, on a joint and several basis, by certain of our subsidiaries, which guarantee our obligations under our outstanding senior notes and all of which are directly or indirectly wholly owned by the Company.

Covenants — The primary credit facility contains certain affirmative and negative covenants, including (i) limitations on fundamental changes involving us or our subsidiaries, asset sales and restricted payments, (ii) a limitation on indebtedness with a maturity shorter than the term loan facility, (iii) a limitation on aggregate subsidiary indebtedness to an amount which is no more than 4% of consolidated total assets, (iv) a limitation on aggregate secured indebtedness to an amount which is no more than $100 million and (v) requirements that we maintain a leverage ratio of not more than 3.50 to 1, as of December 31, 2007, with decreases over time and an interest coverage ratio of not less than 2.75 to 1, as of December 31, 2007 with increases over time.

The leverage and interest coverage ratios, as well as the related components of their computation, are defined in the primary credit facility, which is incorporated by reference as an exhibit to this Report. The leverage ratio is calculated as the ratio of consolidated indebtedness to consolidated operating profit. For the purpose of the covenant calculation, (i) consolidated indebtedness is generally defined as reported debt, net of cash and cash equivalents and excludes transactions related to our asset-backed securitization and factoring facilities and (ii) consolidated operating profit is generally defined as net income excluding income taxes, interest expense, depreciation and amortization expense, other income and expense, minority interests in income of subsidiaries in excess of net equity earnings in affiliates, certain restructuring and other non-recurring charges, extraordinary gains and losses and other specified non-cash items. Consolidated operating profit is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under our primary credit facility. The interest coverage ratio is calculated as the ratio of consolidated operating profit to consolidated interest expense. For the purpose of the covenant calculation, consolidated interest expense is generally defined as interest expense plus any discounts or expenses related to our asset-backed securitization facility less amortization of deferred finance fees and interest income. As of December 31, 2007, we were in compliance with all covenants set forth in the primary credit facility. Our leverage and interest coverage ratios were 1.9 to 1 and 5.5 to 1, respectively. These ratios are calculated on a trailing four quarter basis. As a result, any decline in our future operating results will negatively impact our coverage ratios. Our failure to comply with these financial covenants could have a material adverse effect on our liquidity and operations.

Reconciliations of (i) consolidated indebtedness to reported debt, (ii) consolidated operating profit to income before provision for income taxes and cumulative effect of a change in accounting principle and (iii) consolidated interest expense to reported interest expense are shown below (in millions):

December 31, 2007

Consolidated indebtedness	$1,853.3
Cash and cash equivalents	601.3

Reported debt	$2,454.6

Year Ended
December 31, 2007

Consolidated operating profit	$990.6
Depreciation and amortization	(296.9)
Consolidated interest expense	(181.2)
Costs related to divestiture of interior business	(20.7)
Other expense, net (excluding certain amounts related to asset-backed securitization facility)	(41.5)
Restructuring charges (subject to $285 million limitation)	(73.3)
Other excluded items	1.4
Other non-cash items	(55.2)

Income before provision for income taxes, minority interests in consolidated subsidiaries, equity in net (income) loss of affiliates and cumulative effect of a change in accounting principle	$323.2

Consolidated interest expense	$181.2
Certain amounts related to asset-backed securitization facility	0.8
Amortization of deferred financing fees	8.8
Bank facility and other fees	8.4

Reported interest expense	$199.2

The primary credit facility also contains customary events of default, including an event of default triggered by a change of control of Lear. For further information related to our primary credit facility described above, including the operating and financial covenants to which we are subject and related definitions, see Note 9, “Long-Term Debt,” to the consolidated financial statements included in this Report and the agreement governing our primary credit facility, which has been incorporated by reference as an exhibit to this Report.

Senior Notes

As of December 31, 2007, we had $1.4 billion of senior notes outstanding, consisting primarily of $300 million aggregate principal amount of senior notes due 2013, $600 million aggregate principal amount of senior notes due 2016, $399 million aggregate principal amount of senior notes due 2014, $1 million accreted value of zero-coupon convertible senior notes due 2022, Euro 56 million (approximately $81 million based on the exchange rate in effect as of December 31, 2007) aggregate principal amount of senior notes due 2008 and $41 million aggregate principal amount of senior notes due 2009.

In November 2006, we issued $300 million aggregate principal amount of unsecured 8.50% senior notes due 2013 and $600 million aggregate principal amount of unsecured 8.75% senior notes due 2016. The notes are unsecured and rank equally with our other unsecured senior indebtedness, including our other senior notes. The proceeds from this note offering were used to repurchase our senior notes due 2008 and 2009 in an aggregate principal amount of Euro 181 million and $552 million, respectively, for an aggregate purchase price of $836 million, including related fees. In connection with these transactions, we recognized a loss of $48 million on the extinguishment of debt, which is included in other expense, net in the consolidated statement of operations for the year ended December 31, 2006. In January 2007, we completed an exchange offer of the 2013 and 2016 senior notes for substantially identical notes registered under the Securities Act of 1933, as amended.

During 2006, using proceeds from the issuance of our senior notes due 2013 and 2016 and borrowings under our primary credit facility, we repurchased an aggregate principal amount of Euro 194 million ($257 million based on exchange rates in effect as of the transaction dates) and $759 million of our senior notes due 2008 and 2009, respectively. See also “— Primary Credit Facility.”

Zero-Coupon Convertible Senior Notes — In February 2002, we issued $640 million aggregate principal amount at maturity of zero-coupon convertible senior notes due 2022, yielding gross proceeds of $250 million. As discussed above, in 2006, we repurchased substantially all of the outstanding zero-coupon convertible notes with borrowings under our new credit agreement. As of December 31, 2007, notes with an accreted value of $1 million remain outstanding. See also “— Primary Credit Facility.”

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

Covenants — With the exception of our zero-coupon convertible senior notes, our senior notes contain covenants restricting our ability to incur liens and to enter into sale and leaseback transactions. As of December 31, 2007, we were in compliance with all covenants and other requirements set forth in our senior notes.

The senior notes due 2013 and 2016 (having an aggregate principal amount outstanding of $900 million as of December 31, 2007) provide holders of the notes the right to require us to repurchase all or any part of their notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a “change of control” (as defined in the indenture governing the notes). The indentures governing our other senior notes do not contain a change of control repurchase obligation.

For further information related to our senior notes described above, see Note 9, “Long-Term Debt,” to the consolidated financial statements included in this Report and the indentures governing our senior notes, which have been incorporated by reference as exhibits to this Report.

Contractual Obligations

Our scheduled maturities of long-term debt, including capital lease obligations, our scheduled interest payments on our outstanding debt and our lease commitments under non-cancelable operating leases as of December 31, 2007, are shown below (in millions):

	2008	2009	2010	2011	2012	Thereafter	Total

Long-term debt maturities	$96.1	$53.2	$10.4	$8.1	$968.2	$1,304.7	$2,440.7
Interest payments on our outstanding debt	166.2	160.9	158.9	158.5	120.1	281.5	1,046.1
Lease commitments	86.0	70.7	53.1	40.3	32.0	75.9	358.0

Total	$348.3	$284.8	$222.4	$206.9	$1,120.3	$1,662.1	$3,844.8

Borrowings under our primary credit facility bear interest at variable rates. Therefore, an increase in interest rates would reduce our profitability. See “— Market Risk Sensitivity.”

In addition to the obligations set forth above, we have capital requirements with respect to new programs. We enter into agreements with our customers to produce products at the beginning of a vehicle’s life. Although such agreements do not provide for minimum quantities, once we enter into such agreements, we are generally required to fulfill our customers’ purchasing requirements for the entire production life of the vehicle. Prior to being formally awarded a program, we typically work closely with our customers in the early stages of designing and engineering a vehicle’s systems. Failure to complete the design and engineering work related to a vehicle’s systems, or to fulfill a customer’s contract, could adversely affect our business.

We also enter into agreements with suppliers to assist us in meeting our customers’ production needs. These agreements vary as to duration and quantity commitments. Historically, most have been short-term agreements not providing for minimum purchases or are requirements-based contracts.

We may be required to make significant cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $136 million as of December 31, 2007, have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits, see Note 10, “Income Taxes,” to the consolidated financial statements included in this Report.

We also have minimum funding requirements with respect to our pension obligations. We expect to contribute approximately $40 million to our domestic and foreign pension plans in 2008 as compared to $70 million in 2007. We may make contributions in excess of minimum requirements in response to investment performance, changes in interest rates or when we believe it is financially advantageous to do so and based on our other capital requirements. Our minimum funding requirements after 2008 will depend on several factors, including the investment performance of our retirement plans and prevailing interest rates. Our funding obligations may also be affected by changes in applicable legal requirements. We also have payments due with respect to our postretirement benefit obligations. We do not fund our postretirement benefit obligations. Rather, payments are made as costs are incurred by covered retirees. We expect other postretirement benefit payments to be approximately $11 million in 2008 as compared to $10 million in 2007.

Effective December 31, 2006, we elected to freeze our tax-qualified U.S. salaried defined benefit pension plan and the related non-qualified benefit plans. In conjunction with this, we established a new defined contribution retirement plan for our salaried employees effective January 1, 2007. Our contributions to this plan will be determined as a percentage of each covered employee’s eligible compensation and are expected to be approximately $20 million in 2008 as compared to $14 million 2007. In addition, in December 2007, the related non-qualified defined benefit plans were amended to, among other things, provide for the distribution of vested benefits to participants in equal installments over a five-year period beginning at age 60. Payments of such amounts for active participants will be used to fund a third-party annuity or other investment vehicle. We expect to distribute approximately $12 million in 2008 to participants as a result of these non-qualified defined benefit plan amendments. For further information related to our pension and other postretirement benefit plans, see “— Other Matters — Pension and Other Postretirement Benefit Plans” and Note 11, “Pension and Other Postretirement Benefit Plans,” to the consolidated financial statements included in this Report.

Off-Balance Sheet Arrangements

Asset-Backed Securitization Facility — We have in place an asset-backed securitization facility (the “ABS facility”), which provides for maximum purchases of adjusted accounts receivable of $150 million as of December 31, 2007. As of December 31, 2007, there were no accounts receivable sold under this facility. The level of funding utilized under this facility is based on the credit ratings of our major customers, the level of aggregate accounts receivable in a specific month and our funding requirements. Should our major customers experience further reductions in their credit ratings, we may be unable or choose not to utilize the ABS facility in the future. Should this occur, we would utilize our primary credit facility to replace the funding provided by the ABS facility. In addition, the ABS facility providers can elect to discontinue the program in the event that our senior secured debt credit rating declines to below B- or B3 by Standard & Poor’s Ratings Services or Moody’s Investors Service, respectively. In October 2007, the ABS facility was amended to extend the termination date from October 2007 to April 2008. No assurances can be given that the ABS facility will be extended upon its maturity. For further information related to the ABS facility, see Note 15, “Financial Instruments,” to the consolidated financial statements included in this Report.

Guarantees and Commitments — We guarantee 40% of certain of the debt of Beijing Lear Dymos Automotive Seating and Interior Co., Ltd., 49% of certain of the debt of Tacle Seating USA, LLC and 60% of certain of the debt of Honduras Electrical Distribution Systems S. de R.L. de C.V. The percentages of debt guaranteed of these entities are based on our ownership percentages. As of December 31, 2007, the aggregate amount of debt guaranteed was approximately $14 million.

Accounts Receivable Factoring

Certain of our European and Asian subsidiaries periodically factor their accounts receivable with financial institutions. Such receivables are factored without recourse to us and are excluded from accounts receivable in our consolidated balance sheets. As of December 31, 2007 and 2006, the amount of factored receivables was $104 million and $256 million, respectively. We cannot provide any assurances that these factoring facilities will be available or utilized in the future.

Credit Ratings

The credit ratings below are not recommendations to buy, sell or hold our securities and are subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

The credit ratings of our senior secured and unsecured debt as of the date of this Report are shown below. Following the announcement of the Merger Agreement, Standard & Poor’s Ratings Services lowered our corporate credit rating to B from B+ and the credit rating on our senior unsecured debt to CCC+ from B−. Following the announcement that the Merger Agreement terminated, our corporate credit rating was returned to B+ from B. The credit rating on our senior secured debt was raised to BB− from B+, and the credit rating on our senior unsecured debt was raised to B− from CCC+.

For our senior secured debt, the ratings of Standard & Poor’s Ratings Services and Moody’s Investors Service are three and five levels below investment grade, respectively. For our senior unsecured debt, the ratings of Standard & Poor’s Ratings Services and Moody’s Investors Service are six levels below investment grade.

	Standard & Poor’s	Moody’s
	Ratings Services	Investors Service

Credit rating of senior secured debt	BB−	B2
Corporate rating	B+	B2
Credit rating of senior unsecured debt	B−	B3
Ratings outlook	Negative	Stable

Dividends

See Item 5, “Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Common Stock Repurchase Program

In February 2008, our Board of Directors authorized a common stock repurchase program which permits the repurchase of up to 3,000,000 shares of our common stock through February 14, 2010. We expect to fund the share repurchases through a combination of cash on hand, future cash flow from operations and borrowings under available credit facilities. Share repurchases under this program may be made through open market purchases, privately negotiated transactions, block trades or other available methods. The timing and actual number of shares repurchased will depend on a variety of factors including price, alternative uses of capital, corporate and regulatory requirements and market conditions. The share repurchase program may be suspended or discontinued at any time.

In November 2007, our Board of Directors approved a common stock repurchase program which permitted the discretionary repurchase of up to 1,500,000 shares of our common stock through November 20, 2009. Under this program, we repurchased 154,258 shares of our outstanding common stock at an average purchase price of $28.18 per share, excluding commissions of $0.03 per share, in 2007. This program was terminated in February 2008 in connection with the adoption of the program described in the preceding paragraph.

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

Our most significant foreign currency transactional exposures relate to the Mexican peso, as well as various European currencies. We have performed a quantitative analysis of our overall currency rate exposure as of December 31, 2007. The potential earnings benefit related to net transactional exposures from a hypothetical 10% strengthening of the U.S. dollar relative to all other currencies for 2008 is approximately $4 million. The potential adverse earnings impact related to net transactional exposures from a similar strengthening of the Euro relative to all other currencies for 2008 is approximately $13 million.

As of December 31, 2007, foreign exchange contracts representing $661 million of notional amount were outstanding with maturities of less than twelve months. As of December 31, 2007, the fair market value of these contracts was approximately $11 million. A 10% change in the value of the U.S. dollar relative to all other currencies would result in a $28 million change in the aggregate fair market value of these contracts. A 10% change in the value of the Euro relative to all other currencies would result in a $19 million change in the aggregate fair market value of these contracts.

There are certain shortcomings inherent in the sensitivity analysis presented. The analysis assumes that all currencies would uniformly strengthen or weaken relative to the U.S. dollar or Euro. In reality, some currencies may strengthen while others may weaken, causing the earnings impact to increase or decrease depending on the currency and the direction of the rate movement.

In addition to the transactional exposure described above, our operating results are impacted by the translation of our foreign operating income into U.S. dollars (“translation exposure”). In 2007, net sales outside of the United States accounted for 72% of our consolidated net sales. We do not enter into foreign exchange contracts to mitigate this exposure.

Interest Rates

Our exposure to variable interest rates on outstanding variable rate debt instruments indexed to United States or European Monetary Union short-term money market rates is partially managed by the use of interest rate swap and other derivative contracts. These contracts convert certain variable rate debt obligations to fixed rate, matching effective and maturity dates to specific debt instruments. From time to time, we also utilize interest rate swap contracts to convert certain fixed rate debt obligations to variable rate, matching effective and maturity dates to specific debt instruments. All of our interest rate swap and other derivative contracts are executed with banks that we believe are creditworthy and are denominated in currencies that match the underlying debt instrument. Net interest payments or receipts from interest rate swap contracts are included as adjustments to interest expense in our consolidated statements of operations on an accrual basis.

We have performed a quantitative analysis of our overall interest rate exposure as of December 31, 2007. This analysis assumes an instantaneous 100 basis point parallel shift in interest rates at all points of the yield curve. The potential adverse earnings impact from this hypothetical increase for 2008 is approximately $2 million.

As of December 31, 2007, interest rate swap and other derivative contracts representing $600 million of notional amount were outstanding with maturity dates of September 2008 through September 2011. All of these contracts are designated as cash flow hedges and modify the variable rate characteristics of our variable rate debt instruments. The fair market value of all outstanding interest rate swap contracts is subject to changes in value due to changes in interest rates. As of December 31, 2007, the fair market value of these contracts was approximately negative $18 million. A 100 basis point parallel shift in interest rates would result in a $11 million change in the aggregate fair market value of these contracts.

Commodity Prices

We have commodity price risk with respect to purchases of certain raw materials, including steel, leather, resins, chemicals, copper and diesel fuel. In limited circumstances, we have used financial instruments to mitigate this risk. Raw material, energy and commodity costs had a material adverse impact on our operating results in 2005 and 2006. These costs generally remained high in 2007 and continue to negatively impact our operating results.

We have developed and implemented strategies to mitigate or partially offset the impact of higher raw material, energy and commodity costs, which include cost reduction actions, the utilization of our cost technology optimization process, the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments and the acceleration of low-cost country sourcing and engineering. However, due to the magnitude and duration of the increased raw material, energy and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers, offset only a portion of the adverse impact. In addition, higher crude oil prices can indirectly impact our operating results by adversely affecting demand for certain of our key light truck and SUV platforms. While raw material, energy and commodity costs moderated somewhat in 2007, they remain high and will continue to have an adverse impact on our operating results in the foreseeable future. See Item 1A, “Risk Factors — High raw material costs may continue to have a significant adverse impact on our profitability,” and “—  Forward-Looking Statements.”

We use derivative instruments to reduce our exposure to fluctuations in certain commodity prices including copper and natural gas. Commodities contracts are executed with banks that we believe are creditworthy. A portion of our derivative instruments are currently designated as cash flow hedges. As of December 31, 2007, the total notional amount of commodity swap contracts outstanding with maturities of less than twelve months was $49 million. As of December 31, 2007, the fair market value of these contracts was approximately negative $4 million with maturity dates through December 2008. The potential adverse earnings impact from a 10% parallel worsening of the respective commodity curves for a twelve-month period is approximately $4 million.

For further information related to the financial instruments described above, see Note 9, “Long-Term Debt,” and Note 15, “Financial Instruments,” to the consolidated financial statements included in this Report.

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

After we filed our patent infringement action against JCI, affiliates of JCI sued one of our vendors and certain of the vendor’s employees in Ottawa County, Michigan Circuit Court on July 8, 2004, alleging misappropriation of trade secrets and disclosure of confidential information. The suit alleges that the defendants misappropriated and shared with us trade secrets involving JCI’s universal garage door opener product. JCI seeks to enjoin the defendants from selling or attempting to sell a competing product, as well as compensatory damages and attorney fees. We are not a defendant in this lawsuit; however, the agreements between us and the defendants contain customary indemnification provisions. We do not believe that our garage door opener product benefited from any allegedly misappropriated trade secrets or technology. However, JCI has sought discovery of certain information which we believe is confidential and proprietary, and we have intervened in the case as a non-party for the limited purpose of protecting our rights with respect to JCI’s discovery efforts. The defendants have moved for summary judgment. The motion is fully briefed and the parties are awaiting a decision. No trial date has been set.

On June 13, 2005, The Chamberlain Group (“Chamberlain”) filed a lawsuit against us and Ford Motor Company (“Ford”) in the Northern District of Illinois alleging patent infringement. Two counts were asserted against us and Ford based upon two Chamberlain rolling-code garage door opener system patents. Two additional counts were asserted against Ford only (not us) based upon different Chamberlain patents. The Chamberlain lawsuit was filed in connection with the marketing of our universal garage door opener system, which competes with a product offered by JCI. JCI obtained technology from Chamberlain to operate its product. In October 2005, JCI joined the lawsuit as a plaintiff along with Chamberlain. In October 2006, Ford was dismissed from the suit. JCI and Chamberlain filed a motion for a preliminary injunction, and on March 30, 2007, the court issued a decision granting plaintiffs’ motion for a preliminary injunction but did not enter an injunction at that time. In response, we filed a motion seeking to stay the effectiveness of any injunction that may be entered and General Motors Corporation (“GM”) moved to intervene. On April 25, 2007, the court granted GM’s motion to intervene, entered a preliminary injunction order that exempts our existing GM programs and denied our motion to stay the effectiveness of the preliminary injunction order pending appeal. On April 27, 2007, we filed our notice of appeal from the granting of the preliminary injunction and the denial of our motion to stay its effectiveness. On May 7, 2007, we filed a motion for stay with the Federal Circuit Court of Appeals, which the court denied on June 6, 2007. The appeal is currently pending before the Federal Circuit Court of Appeals. All briefing has been completed, and oral arguments were held on December 3, 2007. No trial date has been set by the district court.

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

UTC, the former owner of UT Automotive, and Johnson Electric each sought indemnification for losses associated with the Mississippi claims from us under the respective acquisition agreements, and we claimed indemnification from them under the same agreements. In the first quarter of 2006, UTC filed a lawsuit against us in the State of Connecticut Superior Court, District of Hartford, seeking declaratory relief and indemnification from us for the settlement amount, attorney fees, costs and expenses UTC paid in settling and defending the Columbus, Mississippi lawsuits. In the second quarter of 2006, we filed a motion to dismiss this matter and filed a separate action against UTC and Johnson Electric in the State of Michigan, Circuit Court for the County of Oakland, seeking declaratory relief and indemnification from UTC or Johnson Electric for the settlement amount, attorney fees, costs and expenses we have paid, or will pay, in settling and defending the Columbus, Mississippi lawsuits. During the fourth quarter of 2006, UTC agreed to dismiss the lawsuit filed in the State of Connecticut Superior Court, District of Hartford and agreed to proceed with the lawsuit filed in the State of Michigan, Circuit Court for the County of Oakland. During the first quarter of 2007, Johnson Electric and UTC each filed counter-claims against us seeking declaratory relief and indemnification from us for the settlement amount, attorney fees, costs and expenses each has paid or will pay in settling and defending the Columbus, Mississippi lawsuits. All three of the parties to this action filed motions for summary judgment. On June 14, 2007, UTC’s motion for summary disposition was granted holding that we were obligated to indemnify UTC with respect to the Mississippi lawsuits. Judgment for UTC was entered on July 18, 2007, in the amount of approximately $3 million plus interest. The court denied both Lear’s and Johnson Electric’s motions for summary disposition leaving the claims between Lear and Johnson Electric to proceed to trial. UTC moved to sever its judgment from the Lear/Johnson Electric dispute for the purpose of allowing it to enforce its judgment immediately. During the fourth quarter of 2007, UTC, Johnson Electric and Lear entered into a settlement agreement resolving all claims among the parties related to the Columbus, Mississippi lawsuits under which Lear paid UTC $2.65 million and Johnson Electric paid Lear $2.83 million and the case was dismissed with prejudice.

In April 2006, a former employee of ours filed a purported class action lawsuit in the U.S. District Court for the Eastern District of Michigan against us, members of our Board of Directors, members of our Employee Benefits Committee (the “EBC”) and certain members of our human resources personnel alleging violations of the Employment Retirement Income Security Act (“ERISA”) with respect to our retirement savings plans for salaried and hourly employees. In the second quarter of 2006, we were served with three additional purported class action ERISA lawsuits, each of which contained similar allegations against us, members of our Board of Directors, members of our EBC and certain members of our senior management and our human resources personnel. At the end of the second quarter of 2006, the court entered an order consolidating these four lawsuits as In re: Lear Corp. ERISA Litigation. During the third quarter of 2006, plaintiffs filed their consolidated complaint, which alleges breaches of fiduciary duties substantially similar to those alleged in the four individually filed lawsuits. The consolidated complaint continues to name certain current and former members of the Board of Directors and the EBC and certain members of senior management and adds certain other current and former members of the EBC. The consolidated complaint generally alleges that the defendants breached their fiduciary duties to plan participants in connection with the administration of our retirement savings plans for salaried and hourly employees. The fiduciary duty claims are largely based on allegations of breaches of the fiduciary duties of prudence and loyalty and of over-concentration of plan assets in our common stock. The plaintiffs purport to bring these claims on behalf of the plans and all persons who were participants in or beneficiaries of the plans from October 21, 2004, to the present and seek to recover losses allegedly suffered by the plans. The complaints do not specify the amount of damages sought. During the fourth quarter of 2006, the defendants filed a motion to dismiss all defendants and all counts in the consolidated complaint. During the second quarter of 2007, the court denied defendants’ motion to dismiss and defendants’ answer to the consolidated complaint was filed in August 2007. On August 8, 2007, the court ordered that discovery be completed by April 30, 2008. To date, significant discovery has not taken place. No determination has been made that a class action can be maintained, and there have been no decisions on the merits of the cases. We intend to vigorously defend the consolidated lawsuit.

Between February 9, 2007 and February 21, 2007, certain stockholders filed three purported class action lawsuits against us, certain members of our Board of Directors and American Real Estate Partners, L.P. and certain of its affiliates (collectively, “AREP”) in the Delaware Court of Chancery. On February 21, 2007, these lawsuits were consolidated into a single action. The amended complaint in the consolidated action generally alleges that the Agreement and Plan of Merger (the “Merger Agreement”) with AREP Car Holdings Corp. and AREP Car Acquisition Corp. (collectively the “AREP Entities”) unfairly limited the process of selling Lear and that certain members of our Board of Directors breached their fiduciary duties in connection with the Merger Agreement and acted with conflicts of interest in approving the Merger Agreement. The amended complaint in the consolidated action further alleges that Lear’s preliminary and definitive proxy statements for the Merger Agreement were misleading and incomplete, and that Lear’s payments to AREP as a result of the termination of the Merger Agreement constituted unjust enrichment and waste. On February 23, 2007, the plaintiffs filed a motion for expedited proceedings and a motion to preliminarily enjoin the transactions contemplated by the Merger Agreement. On March 27, 2007, the plaintiffs filed an amended complaint. On June 15, 2007, the Delaware court issued an order entering a limited injunction of Lear’s planned shareholder vote on the Merger Agreement until the Company made supplemental proxy disclosure. That supplemental proxy disclosure was approved by the Delaware court and made on June 18, 2007. On June 26, 2007, the Delaware court granted the plaintiffs’ motion for leave to file a second amended complaint. On September 11, 2007, the plaintiffs filed a third amended complaint. On January 30, 2008, the Delaware court granted the plaintiffs’ motion for leave to file a fourth amended complaint leaving only derivative claims against the Lear directors and AREP based on the payment by Lear to AREP of a termination fee pursuant to the Merger Agreement. The plaintiffs were also granted leave to file an interim petition for an award of fees and expenses related to the supplemental proxy disclosure. We believe that this lawsuit is without merit and intend to defend against it vigorously.

On March 1, 2007, a purported class action ERISA lawsuit was filed on behalf of participants in our 401(k) plans. The lawsuit was filed in the United States District Court for the Eastern District of Michigan and alleges that we, members of our Board of Directors, and members of the Employee Benefits Committee (collectively, the “Lear Defendants”) breached their fiduciary duties to the participants in the 401(k) plans by approving the Merger Agreement. On March 8, 2007, the plaintiff filed a motion for expedited discovery to support a potential motion for preliminary injunction to enjoin the Merger Agreement. The Lear Defendants filed an opposition to the motion for expedited discovery on March 22, 2007. The plaintiff filed a reply on April 11, 2007. On April 18, 2007, the Judge denied the plaintiff’s motion for expedited discovery. On March 15, 2007, the plaintiff requested that the case be reassigned to the Judge overseeing In re: Lear Corp. ERISA Litigation (described above). The Lear Defendants sent a letter opposing the reassignment on March 21, 2007. On March 22, 2007, the Lear Defendants filed a motion to dismiss all counts of the complaint against the Lear Defendants. The plaintiff filed his opposition to the motion on April 10, 2007, and the Lear Defendants filed their reply in support on April 20, 2007. On April 10, 2007, the plaintiff also filed a motion for a preliminary injunction to enjoin the merger, which motion was denied on June 25, 2007. On July 6, 2007, the plaintiff filed an amended complaint. On August 3, 2007, the court dismissed the AREP

Entities from the case without prejudice. On August 31, 2007, the court dismissed the Lear Defendants without prejudice.

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

Pre-Production Costs Related to Long-Term Supply Arrangements

We incur pre-production engineering, research and development (“ER&D”) and tooling costs related to the products produced for our customers under long-term supply agreements. We expense all pre-production ER&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, we expense all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which the customer has not provided a non-cancelable right to use the tooling. During 2007 and 2006, we capitalized $106 million and $122 million, respectively, of pre-production ER&D costs for which reimbursement is contractually guaranteed by the customer. During 2007 and 2006, we also capitalized $152 million and $449 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling. During 2007 and 2006, we collected $298 million and $765 million, respectively, of cash related to ER&D and tooling costs.

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

Impairment of Goodwill

As of December 31, 2007 and 2006, we had recorded goodwill of approximately $2.1 billion and $2.0 billion, respectively. Goodwill is not amortized but is tested for impairment on at least an annual basis. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment, or decline in value, may have occurred. In conducting our impairment testing, we compare the fair value of each of our reporting units to the related net book value. If the fair value of a reporting unit exceeds its net book value, goodwill is considered not to be impaired. If the net book value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized. We conduct our annual impairment testing on the first day of the fourth quarter each year.

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

Our 2007 annual goodwill impairment analysis, completed as of the first day of the fourth quarter, resulted in no impairment.

We monitor our goodwill for impairment indicators on an ongoing basis. While we have recently experienced a decline in the operating results of our electrical and electronic segment, we do not currently believe that there is any goodwill impairment. We have initiated restructuring and other actions to improve the performance of this segment; however, a further decline in the operating results of our electrical and electronic business could result in goodwill impairment charges.

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

In the years ended December 31, 2007, 2006 and 2005, we also recognized fixed asset impairment charges of $17 million, $6 million and $15 million, respectively, in conjunction with our restructuring actions. We have certain other facilities that have generated operating losses in recent years. The results of the related impairment analyses indicated that impairment of the fixed assets was not material.

These fixed asset impairment charges are recorded in cost of sales in the consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005.

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

Pension and Other Postretirement Defined Benefit Plans — We provide certain pension and other postretirement benefits to our employees and retired employees, including pensions, postretirement heath care benefits and other postretirement benefits.

Plan assets and obligations are measured using various actuarial assumptions such as discount rates, rate of compensation increase, mortality rates, turnover rates and health care cost trend rates, which are determined as of the current year measurement date. The measurement of net periodic benefit cost is based on various actuarial assumptions including discount rates, expected return on plan assets and rate of compensation increase, which are determined as of the prior year measurement date. We review our actuarial assumptions on an annual basis and modify these assumptions when appropriate. As required by accounting principles generally accepted in the United States, the effects of the modifications are recorded currently or amortized over future periods.

Approximately 17% of our active workforce is covered by defined benefit pension plans. Approximately 4% of our active workforce is covered by other postretirement benefit plans. Pension plans provide benefits based on plan-specific benefit formulas as defined by the applicable plan documents. Postretirement benefit plans generally provide for the continuation of medical benefits for all eligible employees. We also have contractual arrangements with certain employees which provide for supplemental retirement benefits. In general, our policy is to fund our pension benefit obligation based on legal requirements, tax considerations and local practices. We do not fund our postretirement benefit obligation.

As of December 31, 2007 (primarily based on a September 30, 2007 measurement date), our projected benefit obligations related to our pension and other postretirement benefit plans were $887 million and $274 million, respectively, and our unfunded pension and other postretirement benefit obligations were $159 million and $274 million, respectively. These benefit obligations were valued using a weighted average discount rate of 6.25% and 6.10% for domestic pension and other postretirement benefit plans, respectively, and 5.40% and 5.60% for foreign pension and other postretirement benefit plans, respectively. The determination of the discount rate is based on the construction of a hypothetical bond portfolio consisting of high-quality fixed income securities with durations that match the timing of expected benefit payments. Changes in the selected discount rate could have a material impact on our projected benefit obligations and the unfunded status of our pension and other postretirement benefit plans. Decreasing the discount rate by 1% would have increased the projected benefit obligations and unfunded status of our pension and other postretirement benefit plans by approximately $150 million and $6 million, respectively.

For the year ended December 31, 2007, pension and other postretirement net periodic benefit cost was $37 million and $15 million, respectively, and was determined using a variety of actuarial assumptions. Pension net periodic benefit cost in 2007 was calculated using a weighted average discount rate of 6.00% for domestic and 5.00% for foreign plans and an expected return on plan assets of 8.25% for domestic and 6.90% for foreign plans. The expected return on plan assets is determined based on several factors, including adjusted historical returns, historical risk premiums for various asset classes and target asset allocations within the portfolio. Adjustments made to the historical returns are based on recent return experience in the equity and fixed income markets and the belief that deviations from historical returns are likely over the relevant investment horizon. Other postretirement net periodic benefit cost was calculated in 2007 using a discount rate of 5.90% and 5.30% for domestic and foreign plans, respectively. Adjustments to our actuarial assumptions could have a material adverse impact on our operating results. Decreasing the discount rate by 1% would have increased pension and other postretirement net periodic benefit cost by approximately $7 million and approximately $6 million, respectively, for the year ended December 31, 2007. Decreasing the expected return on plan assets by 1% would have increased pension net periodic benefit cost by approximately $6 million for the year ended December 31, 2007.

Aggregate pension and other postretirement net periodic benefit cost is forecasted to be approximately $42 million in 2008. This estimate is based on a weighted average discount rate of 6.25% and 5.40% for domestic and foreign pension plans, respectively, and 6.10% and 5.60% for domestic and foreign other postretirement benefit plans, respectively. Actual cost is also dependent on various other factors related to the employees covered by these plans.

We expect to contribute approximately $40 million to our domestic and foreign pension plans in 2008. Contributions to our pension plans are consistent with minimum funding requirements of the relevant governmental authorities. We may make contributions in excess of minimum requirements in response to investment performance, changes in interest rates or when we believe it is financially advantageous to do so and based on our other capital requirements. In addition, our future funding obligations may be affected by changes in applicable legal requirements.

Effective December 31, 2006, we elected to freeze our tax-qualified U.S. salaried defined benefit pension plan and the related non-qualified defined benefit plans. In conjunction with this, we established a new defined contribution retirement program for our salaried employees effective January 1, 2007. Our contributions to the defined contribution retirement program will be determined as a percentage of each covered employee’s eligible compensation and are expected to be approximately $20 million in 2008. In addition, in December 2007, the related non-qualified benefit plans were amended to, among other things, provide for the distribution of vested benefits in equal installments over a five-year period beginning at age 60. Payments of such amounts for active participants will be used to fund a third-party annuity or other investment vehicle. We expect to distribute approximately $12 million in 2008 to participants as a result of these non-qualified defined benefit plan amendments.

For further information related to our pension and other postretirement benefit plans, see Note 11, “Pension and Other Postretirement Benefit Plans,” to the consolidated financial statements included in this Report.

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

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and other loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

In determining the provision for income taxes for financial statement purposes, we make certain estimates and judgments, which affect our evaluation of the carrying value of our deferred tax assets, as well as our calculation of certain tax liabilities. In accordance with SFAS No. 109, we evaluate the carrying value of our deferred tax assets on a quarterly basis. In completing this evaluation, we consider all available evidence. Such evidence includes historical results, expectations for future pretax operating income, the time period over which our temporary differences will reverse and the implementation of feasible and prudent tax planning strategies.

In the fourth quarter of 2005, we concluded that it was no longer more likely than not that we would realize our U.S. deferred tax assets. As a result, we provided a full valuation allowance in the amount of $255 million with respect to our net U.S. deferred tax assets. During 2006 and 2007, we continued to maintain a valuation allowance related to our net U.S. deferred tax assets. In addition, we maintain valuation allowances related to our net deferred tax assets in certain foreign jurisdictions. As of December 31, 2007, we had a valuation allowance of $749 million related to tax loss and tax credit carryforwards and other deferred tax assets in the United States and in certain foreign jurisdictions. Our current and future provision for income taxes is significantly impacted by the initial recognition of and changes in valuation allowances in certain countries, particularly in the United States. We intend to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Our future provision for income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowance is eliminated.

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

On January 1, 2007, we adopted the provisions of Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes by establishing minimum standards for the recognition and measurement of tax positions taken or expected to be taken in a tax return. Under the requirements of FIN 48, we must review all of our tax positions and make a determination as to whether its position is more-likely-than-not to be sustained upon examination by regulatory authorities. If a tax position meets the more-likely-than-not standard, then the related tax benefit is measured based on a cumulative probability analysis of the amount that is more-likely-than-not to be realized upon ultimate settlement or disposition of the underlying issue.

We recognized the cumulative impact of the adoption of FIN 48 as a $4.5 million decrease to our liability for unrecognized tax benefits with a corresponding decrease to our retained deficit balance as of January 1, 2007.

For further information related to income taxes, see Note 10, “Income Taxes,” to the consolidated financial statements included in this Report.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During 2007, there were no material changes in the methods or policies used to establish estimates and assumptions. Generally, matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of intangible and fixed assets, unsettled pricing discussions with customers and suppliers, restructuring accruals, deferred tax asset valuation allowances and income taxes, pension and other postretirement benefit plan assumptions, accruals related to litigation, warranty and environmental remediation costs and self-insurance accruals. Actual results may differ from estimates provided.

Recently Issued Accounting Pronouncements

Financial Instruments

The FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” This statement resolves issues related to the application of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to beneficial interests in securitized assets. The provisions of this statement were to be applied prospectively to all financial instruments acquired or issued during fiscal years beginning after September 15, 2006. The effects of adoption were not significant.

The FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140.” This statement requires that all servicing assets and liabilities be initially measured at fair value. The provisions of this statement were to be applied prospectively to all servicing transactions beginning after September 15, 2006. The effects of adoption were not significant.

Fair Value Measurements

The FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of this statement are to generally be applied prospectively in the fiscal year beginning January 1, 2008. Other than the newly required disclosures, we do not expect the effects of adoption to be significant.

Fair Value Option

The FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.” This statement provides entities with the option to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The provisions of this statement are effective as of the beginning of the first fiscal year beginning after November 15, 2007. Currently, we do not intend to apply the provisions of SFAS No. 159 to any of our existing financial assets or liabilities.

Pension and Other Postretirement Benefits

The FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires recognition of the funded status of a company’s defined benefit pension and postretirement benefit plans as an asset or liability on the balance sheet. Previously, under the provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” the asset or liability recorded on the balance sheet reflected the funded status of the plan, net of certain unrecognized items that qualified for delayed income statement recognition. Under SFAS No. 158, these previously unrecognized items are to be recorded in accumulated other comprehensive loss when the recognition provisions are adopted. We adopted the recognition provisions as of December 31, 2006, and the funded status of our defined benefit plans is reflected in our consolidated balance sheets as of December 31, 2007 and 2006.

This statement also requires the measurement of defined benefit plan asset and liabilities as of the annual balance sheet date. Currently, we measure our plan assets and liabilities using an early measurement date of September 30, as allowed by the original provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The measurement date provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2008. We will adopt the measurement date provisions of SFAS No. 158 in 2008 using the fifteen month measurement approach, under which we will record an adjustment to beginning retained deficit as of January 1, 2008 to recognize the net periodic benefit cost for the period from October 1, 2007 through December 31, 2007. This adjustment will represent a pro rata portion of the net periodic benefit cost determined for period beginning October 1, 2007 and ending December 31, 2008. We expect to record a pretax transition adjustment of $9 million as an increase to beginning retained deficit, $2 million as an increase to other comprehensive income (loss) and $7 million as an increase to other long-term liabilities.

The Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires the recognition of a liability, in accordance with SFAS No. 106, for endorsement split-dollar life insurance arrangements that provide postretirement benefits. This EITF is effective for fiscal periods beginning after December 15, 2007. In accordance with the EITF’s transition provisions, we expect to record approximately $4 million as a cumulative effect of a change in accounting principle as of January 1, 2008. The cumulative effect adjustment will be recorded as a reduction to beginning stockholders’ equity and an increase to other long-term liabilities. In addition, we expect to record additional postretirement benefit expenses of less than $1 million in 2008 associated with the adoption of this EITF.

Business Combinations and Noncontrolling Interests

The FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” This statement significantly changes the financial accounting and reporting of business combination transactions. The provisions of this statement are to be applied prospectively to business combination transactions in the first annual reporting period beginning on or after December 15, 2008.

The FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests in subsidiaries. This statement requires the reporting of all noncontrolling interests as a separate component of stockholders’ equity, the reporting of consolidated net income (loss) as the amount attributable to both the parent and the noncontrolling interests and the separate disclosure of net income (loss) attributable to the parent and to the noncontrolling interests. In addition, this statement provides accounting and reporting guidance related to changes in noncontrolling ownership interests. Other than the reporting requirements described above which require retrospective application, the provisions of SFAS No. 160 are to be applied prospectively in the first annual reporting period beginning on or after December 15, 2008. As of December 31, 2007 and 2006, noncontrolling interests of $27 million and $38 million, respectively, were recorded in other long-term liabilities on our consolidated balance sheets. Our consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005 reflect expense of $26 million, $18 million and $7 million, respectively, related to net income attributable to noncontrolling interests.

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

•	general economic conditions in the markets in which we operate, including changes in interest rates or currency exchange rates;

•	the financial condition of our customers or suppliers;

•	changes in our current vehicle production estimates;

•	fluctuations in the production of vehicles for which we are a supplier;

•	the loss of business with respect to, or the lack of commercial success of, a vehicle model for which we are a significant supplier;

•	disruptions in the relationships with our suppliers;

•	labor disputes involving us or our significant customers or suppliers or that otherwise affect us;

•	our ability to achieve cost reductions that offset or exceed customer-mandated selling price reductions;

•	the outcome of customer productivity negotiations;

•	the impact and timing of program launch costs;

•	the costs, timing and success of restructuring actions;

•	increases in our warranty or product liability costs;

•	risks associated with conducting business in foreign countries;

•	competitive conditions impacting our key customers and suppliers;

•	the cost and availability of raw materials and energy;

•	our ability to mitigate any increases in raw material, energy and commodity costs;

•	the outcome of legal or regulatory proceedings to which we are or may become a party;

•	unanticipated changes in cash flow, including our ability to align our vendor payment terms with those of our customers;

•	our ability to access capital markets on commercially reasonable terms; and

•	other risks, described in Item 1A, “Risk Factors,” and from time to time in our other SEC filings.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Lear Corporation

We have audited the accompanying consolidated balance sheets of Lear Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule for the three years in the period ended December 31, 2007, included in Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lear Corporation and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the three years in the period ended December 31, 2007, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 10 to the consolidated financial statements, in 2007, the Company changed its method of accounting for income taxes.

As discussed in Note 2 to the consolidated financial statements, in 2006, the Company changed its method of accounting for stock-based compensation.

As discussed in Note 11 to the consolidated financial statements, in 2006, the Company changed its method of accounting for pension and other postretirement benefit plans.

We have also audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), Lear Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 13, 2008, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Detroit, Michigan
February 13, 2008

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of Lear Corporation

We have audited Lear Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lear Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control Over Financial Reporting included in Item 9A(b). Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Lear Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lear Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007, of Lear Corporation and subsidiaries and our report dated February 13, 2008, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Detroit, Michigan
February 13, 2008

LEAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In millions, except share data)

ASSETS
Current Assets:
Cash and cash equivalents	$601.3	$502.7
Accounts receivable	2,147.6	2,006.9
Inventories	605.5	581.5
Current assets of business held for sale	—	427.8
Other	363.6	371.4

Total current assets	3,718.0	3,890.3

Long-Term Assets:
Property, plant and equipment, net	1,392.7	1,471.7
Goodwill, net	2,054.0	1,996.7
Other	635.7	491.8

Total long-term assets	4,082.4	3,960.2

	$7,800.4	$7,850.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$13.9	$39.3
Accounts payable and drafts	2,263.8	2,317.4
Accrued liabilities	1,230.1	1,099.3
Current liabilities of business held for sale	—	405.7
Current portion of long-term debt	96.1	25.6

Total current liabilities	3,603.9	3,887.3

Long-Term Liabilities:
Long-term debt	2,344.6	2,434.5
Long-term liabilities of business held for sale	—	48.5
Other	761.2	878.2

Total long-term liabilities	3,105.8	3,361.2

Stockholders’ Equity:
Common stock, par value $0.01 per share, 150,000,000 shares authorized, 82,547,651 shares and 81,984,306 shares issued as of December 31, 2007 and 2006, respectively	0.8	0.7
Additional paid-in capital	1,373.3	1,338.1
Common stock held in treasury, 5,357,686 shares and 5,732,316 shares as of December 31, 2007 and 2006, respectively, at cost	(194.5)	(210.2)
Retained deficit	(116.5)	(362.5)
Accumulated other comprehensive income (loss)	27.6	(164.1)

Total stockholders’ equity	1,090.7	602.0

	$7,800.4	$7,850.5

The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2007	2006	2005
	(In millions, except per share data)

Net sales	$15,995.0	$17,838.9	$17,089.2
Cost of sales	14,846.5	16,911.2	16,353.2
Selling, general and administrative expenses	574.7	646.7	630.6
Goodwill impairment charges	—	2.9	1,012.8
Divestiture of Interior business	10.7	636.0	—
Interest expense	199.2	209.8	183.2
Other expense, net	40.7	85.7	38.0

Income (loss) before provision for income taxes, minority interests in consolidated subsidiaries, equity in net (income) loss of affiliates and cumulative effect of a change in accounting principle	323.2	(653.4)	(1,128.6)
Provision for income taxes	89.9	54.9	194.3
Minority interests in consolidated subsidiaries	25.6	18.3	7.2
Equity in net (income) loss of affiliates	(33.8)	(16.2)	51.4

Income (loss) before cumulative effect of a change in accounting principle	241.5	(710.4)	(1,381.5)
Cumulative effect of a change in accounting principle	—	2.9	—

Net income (loss)	$241.5	$(707.5)	$(1,381.5)

Basic net income (loss) per share:
Income (loss) before cumulative effect of a change in accounting principle	$3.14	$(10.35)	$(20.57)
Cumulative effect of change in accounting principle	—	0.04	—

Basic net income (loss) per share	$3.14	$(10.31)	$(20.57)

Diluted net income (loss) per share:
Income (loss) before cumulative effect of a change in accounting principle	$3.09	$(10.35)	$(20.57)
Cumulative effect of change in accounting principle	—	0.04	—

Diluted net income (loss) per share	$3.09	$(10.31)	$(20.57)

The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	December 31,
	2007	2006	2005
	(In millions, except share data)

Common Stock
Balance at beginning of period	$0.7	$0.7	$0.7
Issuance of common stock and stock-based compensation	0.1	—	—

Balance at end of period	$0.8	$0.7	$0.7

Additional Paid-in Capital
Balance at beginning of period	$1,338.1	$1,108.6	$1,064.4
Net proceeds from the issuance of 8,695,653 shares of common stock	—	199.2	—
Stock issued as part of merger termination fee	12.5	—	—
Stock-based compensation	22.7	30.7	43.8
Cumulative effect of a change in accounting principle	—	(0.4)	—
Tax benefit of stock options exercised	—	—	0.4

Balance at end of period	$1,373.3	$1,338.1	$1,108.6

Treasury Stock
Balance at beginning of period	$(210.2)	$(225.5)	$(204.1)
Issuances of 528,888 shares at an average price of $38.00	20.1	—	—
Purchases of 154,258 shares at an average price of $28.21	(4.4)	—	—
Issuances of 362,531 shares at an average price of $42.40	—	15.3	—
Purchases of 490,900 shares at an average price of $51.75	—	—	(25.4)
Issuances of 126,529 shares at an average price of $31.99	—	—	4.0

Balance at end of period	$(194.5)	$(210.2)	$(225.5)

Retained Earnings (Deficit)
Balance at beginning of period	$(362.5)	$361.8	$1,810.5
Net income (loss)	241.5	(707.5)	(1,381.5)
Adoption of FASB Interpretation No. 48	4.5	—	—
Dividends declared of $0.25 per share in 2006 and $1.00 per share in 2005	—	(16.8)	(67.2)

Balance at end of period	$(116.5)	$(362.5)	$361.8

Accumulated Other Comprehensive Income (Loss)
Defined Benefit Plans
Balance at beginning of period	$(264.2)	$(115.0)	$(72.6)
Defined benefit plan adjustments	104.1	17.4	(42.4)
Adoption of SFAS No. 158	—	(166.6)	—

Balance at end of period	$(160.1)	$(264.2)	$(115.0)

Derivative Instruments and Hedging Activities
Balance at beginning of period	$14.7	$9.0	$17.4
Derivative instruments and hedging activities adjustments	(20.2)	5.7	(8.4)

Balance at end of period	$(5.5)	$14.7	$9.0

Cumulative Translation Adjustments
Balance at beginning of period	$3.9	$(86.8)	$65.6
Cumulative translation adjustments	116.1	90.7	(152.4)

Balance at end of period	$120.0	$3.9	$(86.8)

Deferred Income Tax Asset
Balance at beginning of period	$81.5	$58.2	$48.2
Deferred income tax asset adjustments	(8.3)	23.3	10.0

Balance at end of period	$73.2	$81.5	$58.2

Accumulated other comprehensive income (loss)	$27.6	$(164.1)	$(134.6)

Total Stockholders’ Equity	$1,090.7	$602.0	$1,111.0

Comprehensive Income (Loss)
Net income (loss)	$241.5	$(707.5)	$(1,381.5)
Defined benefit plan adjustments	104.1	17.4	(42.4)
Derivative instruments and hedging activities adjustments	(20.2)	5.7	(8.4)
Cumulative translation adjustments	116.1	90.7	(152.4)
Deferred income tax asset adjustments	(8.3)	23.3	10.0

Comprehensive Income (Loss)	$433.2	$(570.4)	$(1,574.7)

The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2007	2006	2005
	(In millions)

Cash Flows from Operating Activities:
Net income (loss)	$241.5	$(707.5)	$(1,381.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities —
Cumulative effect of a change in accounting principle	—	(2.9)	—
Goodwill impairment charges	—	2.9	1,012.8
Divestiture of Interior business	10.7	636.0	—
Fixed asset impairment charges	16.8	15.8	97.4
Deferred tax provision (benefit)	(43.9)	(55.0)	44.7
Equity in net (income) loss of affiliates	(33.8)	(16.2)	51.4
Depreciation and amortization	296.9	392.2	393.4
Net change in recoverable customer engineering and tooling	47.1	194.9	(112.5)
Net change in working capital items	(67.3)	(110.1)	9.7
Net change in sold accounts receivable	(168.9)	(178.0)	411.1
Other, net	167.8	113.2	34.3

Net cash provided by operating activities	466.9	285.3	560.8

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(202.2)	(347.6)	(568.4)
Cost of acquisitions, net of cash acquired	(33.4)	(30.5)	(11.8)
Divestiture of Interior business	(100.9)	(16.2)	—
Net proceeds from disposition of businesses and other assets	10.0	82.1	33.3
Other, net	(13.5)	—	5.3

Net cash used in investing activities	(340.0)	(312.2)	(541.6)

Cash Flows from Financing Activities:
Issuance of senior notes	—	900.0	—
Repayment of senior notes	(2.9)	(1,356.9)	(600.0)
Primary credit facility borrowings (repayments), net	(6.0)	597.0	400.0
Other long-term debt repayments, net	(21.5)	(36.5)	(32.7)
Short-term debt repayments, net	(10.2)	(11.8)	(23.8)
Net proceeds from the sale of common stock	—	199.2	—
Dividends paid	—	(16.8)	(67.2)
Proceeds from exercise of stock options	7.6	0.2	4.7
Repurchase of common stock	(4.4)	—	(25.4)
Increase (decrease) in drafts	(12.4)	3.0	(3.3)
Other, net	—	—	0.7

Net cash provided by (used in) financing activities	(49.8)	277.4	(347.0)

Effect of foreign currency translation	21.5	54.9	(59.8)

Net Change in Cash and Cash Equivalents	98.6	305.4	(387.6)
Cash and Cash Equivalents at Beginning of Year	502.7	197.3	584.9

Cash and Cash Equivalents at End of Year	$601.3	$502.7	$197.3

Changes in Working Capital:
Accounts receivable	$78.9	$153.2	$(250.3)
Inventories	(6.9)	29.4	(76.9)
Accounts payable	(125.9)	(358.9)	298.1
Accrued liabilities and other	(13.4)	66.2	38.8

Net change in working capital items	$(67.3)	$(110.1)	$9.7

Supplementary Disclosure:
Cash paid for interest	$207.1	$218.5	$172.6

Cash paid for income taxes, net of refunds received of $13.8 in 2007, $30.7 in 2006, and $76.7 in 2005	$107.1	$84.8	$112.7

The accompanying notes are an integral part of these consolidated financial statements.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(1)	Basis of Presentation

The consolidated financial statements include the accounts of Lear Corporation (“Lear” or the “Parent”), a Delaware corporation and the wholly owned and less than wholly owned subsidiaries controlled by Lear (collectively, the “Company”). In addition, Lear consolidates variable interest entities in which it bears a majority of the risk of the entities’ potential losses or stands to gain from a majority of the entities’ expected returns. Investments in affiliates in which Lear does not have control, but does have the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method (Note 7, “Investments in Affiliates and Other Related Party Transactions”).

The Company and its affiliates design and manufacture complete automotive seat systems, electrical distribution systems and select electronic products. Through the first quarter of 2007, the Company also supplied automotive interior systems and components, including instrument panels and cockpit systems, headliners and overhead systems, door panels and flooring and acoustic systems (Note 4, “Divestiture of Interior Business”). The Company’s main customers are automotive original equipment manufacturers. The Company operates facilities worldwide (Note 14, “Segment Reporting”).

(2)	Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of ninety days or less.

Accounts Receivable

The Company records accounts receivable as its products are shipped to its customers. The Company’s customers are the major automotive manufacturers in the world. The Company records accounts receivable reserves for known collectibility issues, as such issues relate to specific transactions or customer balances. As of December 31, 2007 and 2006, accounts receivable are reflected net of reserves of $16.9 million and $14.9 million, respectively. The Company writes off accounts receivable when it becomes apparent based upon age or customer circumstances that such amounts will not be collected. Generally, the Company does not require collateral for its accounts receivable.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. The Company records inventory reserves for inventory in excess of production and/or forecasted requirements and for obsolete inventory in production and service inventories. As of December 31, 2007 and 2006, inventories are reflected net of reserves of $83.4 million and $87.1 million, respectively. A summary of inventories is shown below (in millions):

December 31,	2007	2006

Raw materials	$463.9	$439.9
Work-in-process	37.5	35.6
Finished goods	104.1	106.0

Inventories	$605.5	$581.5

Assets and Liabilities of Business Held for Sale

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company classifies the assets and liabilities of a business as

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

held for sale when management approves and commits to a formal plan of sale and it is probable that the sale will be completed. The carrying value of the net assets of the business held for sale are then recorded at the lower of their carrying value or fair market value, less costs to sell. As of December 31, 2006, the assets and liabilities of the Company’s North American interior business were classified as held for sale (Note 4, “Divestiture of Interior Business”).

Pre-Production Costs Related to Long-Term Supply Arrangements

The Company incurs pre-production engineering, research and development (“ER&D”) and tooling costs related to the products produced for its customers under long-term supply agreements. The Company expenses all pre-production ER&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, the Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which the customer has not provided a non-cancelable right to use the tooling. During 2007 and 2006, the Company capitalized $105.5 million and $122.0 million, respectively, of pre-production ER&D costs for which reimbursement is contractually guaranteed by the customer. During 2007 and 2006, the Company also capitalized $152.3 million and $449.0 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling. These amounts are included in other current and other long-term assets in the consolidated balance sheets. During 2007 and 2006, the Company collected $298.4 million and $765.0 million, respectively, of cash related to ER&D and tooling costs.

During 2007 and 2006, the Company capitalized $0.1 million and $17.4 million, respectively, of Company-owned tooling. These amounts are included in property, plant and equipment, net, in the consolidated balance sheets.

The classification of recoverable customer engineering and tooling costs related to long-term supply agreements is shown below (in millions):

December 31,	2007	2006

Current	$73.0	$87.7
Long-term	94.5	116.2

Recoverable customer engineering and tooling	$167.5	$203.9

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

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciable property is depreciated over the estimated useful lives of the assets, using principally the straight-line method as follows:

Buildings and improvements	20 to 40 years
Machinery and equipment	5 to 15 years

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

A summary of property, plant and equipment is shown below (in millions):

December 31,	2007	2006

Land	$138.8	$133.5
Buildings and improvements	619.9	559.1
Machinery and equipment	2,055.2	2,081.3
Construction in progress	6.9	12.0

Total property, plant and equipment	2,820.8	2,785.9
Less — accumulated depreciation	(1,428.1)	(1,314.2)

Property, plant and equipment, net	$1,392.7	$1,471.7

Depreciation expense was $291.6 million, $387.0 million and $388.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

The Company’s 2007 annual goodwill impairment analysis, completed as of the first day of the fourth quarter, resulted in no impairment.

During the third and fourth quarters of 2005, events occurred which indicated a significant decline in the fair value of the Company’s interior segment, as well as an impairment of the related goodwill. These events included unfavorable operating results, primarily as a result of higher raw material costs, lower production volumes on key platforms, industry overcapacity, insufficient customer pricing and changes in certain customers’ sourcing strategies, as well as the Company’s decision to evaluate strategic alternatives with respect to this segment. The Company evaluated the net book value of goodwill within its interior segment by comparing the fair value of the reporting unit to the related net book value. As a result, the Company recorded total goodwill impairment charges of

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

$1.0 billion in 2005 related to the interior segment. The Company also recognized a $2.9 million goodwill impairment charge related to this segment during the second quarter of 2006. The goodwill resulted from a $19.0 million purchase price adjustment for an indemnification claim related to the Company’s acquisition of UT Automotive, Inc. (“UT Automotive”) from United Technologies Corporation (“UTC”) in May 1999. The purchase price adjustment was allocated to the Company’s electrical and electronic and interior segments. The Company completed the divestiture of its interior business in 2007.

A summary of the changes in the carrying amount of goodwill, by reportable operating segment, for each of the two years in the period ended December 31, 2007, is shown below (in millions):

		Electrical and
	Seating	Electronic	Interior	Total

Balance as of January 1, 2006	$1,034.2	$905.6	$—	$1,939.8
Purchase price adjustment	—	16.1	2.9	19.0
Goodwill impairment charges	—	—	(2.9)	(2.9)
Foreign currency translation and other	26.5	14.3	—	40.8

Balance as of December 31, 2006	$1,060.7	$936.0	$—	$1,996.7

Foreign currency translation and other	36.8	20.5	—	57.3

Balance as of December 31, 2007	$1,097.5	$956.5	$—	$2,054.0

Intangible Assets

The Company’s intangible assets acquired through business acquisitions are valued based on independent appraisals. A summary of intangible assets as of December 31, 2007 and 2006, is shown below (in millions):

				Weighted Average
	Gross Carrying	Accumulated	Net Carrying	Useful Life
	Value	Amortization	Value	(Years)

Technology	$2.8	$(1.0)	$1.8	10.0
Customer contracts	24.6	(12.1)	12.5	7.8
Customer relationships	32.0	(6.9)	25.1	19.2

Balance as of December 31, 2007	$59.4	$(20.0)	$39.4	15.2

				Weighted Average
	Gross Carrying	Accumulated	Net Carrying	Useful Life
	Value	Amortization	Value	(Years)

Technology	$2.8	$(0.8)	$2.0	10.0
Customer contracts	23.0	(8.4)	14.6	7.7
Customer relationships	29.8	(4.5)	25.3	19.0

Balance as of December 31, 2006	$55.6	$(13.7)	$41.9	14.7

Excluding the impact of any future acquisitions, the Company’s estimated annual amortization expense is approximately $5.2 million in each of the two succeeding years, decreasing to approximately $4.9 million, $4.2 million and $2.8 million in the three years thereafter.

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

The Company recorded fixed asset impairment charges related to certain operating locations within its interior segment of $10.0 million and $82.3 million in the years ended December 31, 2006 and 2005, respectively. The remaining fixed assets of the Company’s North American interior business were written down to zero in the fourth quarter of 2006 as a result of entering into the agreement relating to the divestiture of the North American interior business (Note 4, “Divestiture of Interior Business”).

In the years ended December 31, 2007, 2006 and 2005, the Company also recognized fixed asset impairment charges of $16.8 million, $5.8 million and $15.1 million, respectively, in conjunction with its restructuring actions. See Note 6, “Restructuring.” The Company has certain other facilities that have generated operating losses in recent years. The results of the related impairment analyses indicated that impairment of the fixed assets was not material.

These fixed asset impairment charges are recorded in cost of sales in the consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005.

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

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

inspection costs, warehousing costs and other costs of the Company’s distribution network. Selling, general and administrative expenses include selling, research and development and administrative costs not directly associated with the manufacture and distribution of the Company’s products.

Research and Development

Costs incurred in connection with the development of new products and manufacturing methods, to the extent not recoverable from the Company’s customers, are charged to selling, general and administrative expenses as incurred. These costs amounted to $134.6 million, $169.8 million and $174.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Other Expense, Net

Other expense, net includes non-income related taxes, foreign exchange gains and losses, discounts and expenses associated with the Company’s asset-based securitization and factoring facilities, losses on the extinguishment of debt (see Note 9, “Long-Term Debt”), gains and losses on the sales of fixed assets and other miscellaneous income and expense. A summary of other expense, net is shown below (in millions):

For the Year Ended December 31,	2007	2006	2005

Other expense	$47.0	$101.3	$41.8
Other income	(6.3)	(15.6)	(3.8)

Other expense, net	$40.7	$85.7	$38.0

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

Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified prospective transition method and recognized income of $2.9 million as a cumulative effect of a change in accounting principle related to a change in accounting for forfeitures. There was no income tax effect resulting from this adoption. SFAS No. 123(R) requires the estimation of expected forfeitures at the grant date and the recognition of compensation cost only for those awards expected to vest. Previously, the Company accounted for forfeitures as they occurred. The adoption of SFAS No. 123(R) did not result in the recognition of additional compensation cost related to outstanding unvested awards, as the Company recognized compensation cost using the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for all employee awards granted after January 1, 2003. The pro forma effect on net loss and net loss per share, as if the fair value recognition

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

provisions had been applied to all outstanding and unvested awards granted prior to January 1, 2003, is shown below (in millions, except per share data):

For the Year Ended December 31,	2005

Net loss, as reported	$(1,381.5)
Add: Stock-based employee compensation expense included in reported net loss	14.7
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(18.1)

Net loss, pro forma	$(1,384.9)

Net loss per share:
Basic and diluted — as reported	$(20.57)
Basic and diluted — pro forma	$(20.62)

For the years ended December 31, 2007 and 2006, total stock-based employee compensation expense was $27.1 million and $32.0 million, respectively.

For further information related to the Company’s stock-based compensation programs, see Note 12, “Stock-Based Compensation.”

Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average common shares outstanding during the period. Diluted net income (loss) per share includes the dilutive effect of common stock equivalents using the average share price during the period. In addition, when the impact is dilutive, diluted net income per share is calculated by increasing net income for the after-tax interest expense on convertible debt and by increasing total shares outstanding by the number of shares that would be issuable upon conversion. Prior to the repurchase of substantially all of the Company’s outstanding zero-coupon convertible notes during 2006, there were 4,813,056 shares issuable upon conversion of the Company’s convertible zero-coupon senior notes. For all periods presented, these shares had an antidilutive impact on net income (loss) per share. Summaries of net income (loss) (in millions) and shares outstanding are shown below:

For the Year Ended December 31,	2007	2006	2005

Net income (loss)	$241.5	$(707.5)	$(1,381.5)

For the Year Ended December 31,	2007	2006	2005

Weighted average common shares outstanding	76,826,765	68,607,262	67,166,668
Dilutive effect of common stock equivalents	1,387,483	—	—

Diluted shares outstanding	78,214,248	68,607,262	67,166,668

For further information related to the zero-coupon convertible senior notes, see Note 9, “Long-Term Debt.”

The shares issuable upon conversion of the Company’s outstanding zero-coupon convertible debt and the effect of certain common stock equivalents, including options, restricted stock units, performance units and stock appreciation rights were excluded from the computation of diluted shares outstanding for the years ended December 31, 2007, 2006 and 2005, as inclusion would have resulted in antidilution. A summary of these options

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

and their exercise prices, as well as these restricted stock units, performance units and stock appreciation rights, is shown below:

For the Year Ended December 31,	2007	2006	2005

Options
Antidilutive options	1,805,530	2,790,305	2,983,405
Exercise prices	$35.93 - $55.33	$22.12 - $55.33	$22.12 - $55.33
Restricted stock units	—	1,964,571	2,234,122
Performance units	—	169,909	123,672
Stock appreciation rights	1,301,922	1,751,854	1,215,046

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During 2007, there were no material changes in the methods or policies used to establish estimates and assumptions. Generally, matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of intangible and fixed assets and unsettled pricing discussions with customers and suppliers (Note 2, “Summary of Significant Accounting Policies”); restructuring accruals (Note 6, “Restructuring”); deferred tax asset valuation allowances and income taxes (Note 10, “Income Taxes”); pension and other postretirement benefit plan assumptions (Note 11, “Pension and Other Postretirement Benefit Plans”); accruals related to litigation, warranty and environmental remediation costs (Note 13, “Commitments and Contingencies”); and self-insurance accruals. Actual results may differ from estimates provided.

Reclassifications

Certain amounts in prior years’ financial statements have been reclassified to conform to the presentation used in the year ended December 31, 2007.

(3)	Merger Agreement

On February 9, 2007, the Company entered into an Agreement and Plan of Merger, as amended (the “Merger Agreement”), with AREP Car Holdings Corp., a Delaware corporation (“AREP Car Holdings”), and AREP Car Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of AREP Car Holdings (“Merger Sub”). Under the terms of the Merger Agreement, Merger Sub was to merge with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of AREP Car Holdings. AREP Car Holdings and Merger Sub are affiliates of Carl C. Icahn.

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

On July 16, 2007, the Company held its 2007 Annual Meeting of Stockholders, at which the proposal to approve the Merger Agreement did not receive the affirmative vote of the holders of a majority of the outstanding shares of the Company’s common stock. As a result, the Merger Agreement terminated in accordance with its terms. Upon termination of the Merger Agreement, the Company was obligated to (1) pay AREP Car Holdings $12.5 million, (2) issue to AREP Car Holdings 335,570 shares of its common stock valued at approximately

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

$12.5 million, based on the closing price of the Company’s common stock on July 16, 2007, and (3) increase from 24% to 27% the share ownership limitation under the limited waiver of Section 203 of the Delaware General Corporation Law granted by the Company in October 2006 to affiliates of and funds managed by Carl C. Icahn (collectively, the “Termination Consideration”). The Termination Consideration to AREP Car Holdings is to be credited against any break-up fee that would otherwise be payable by the Company to AREP Car Holdings in the event that the Company enters into a definitive agreement with respect to an alternative acquisition proposal within twelve months after the termination of the Merger Agreement. The Company recognized costs of approximately $34.9 million associated with the Termination Consideration and transaction costs relating to the proposed merger in selling, general and administrative expenses in 2007.

For further information regarding the Merger Agreement, please refer to the Merger Agreement and certain related documents, which are incorporated by reference as exhibits to this Report.

(4)	Divestiture of Interior Business

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

In connection with this transaction, the Company recorded the fair market value of its initial investment in IAC Europe at $105.6 million in 2006 and recognized a pretax loss of $35.2 million, of which $6.1 million was recognized in 2007 and $29.1 million was recognized in 2006. These losses are recorded as part of the Company’s loss on divestiture of interior business in the statement of operations for the years ended December 31, 2007 and 2006. The Company did not account for the divestiture of its European interior business as a discontinued operation due to its continuing involvement with IAC Europe. The Company’s investment in IAC Europe is accounted for under the equity method (Note 7, “Investments in Affiliates and Other Related Party Transactions).

North American Interior Business

On March 31, 2007, the Company completed the transfer of substantially all of the assets of its North American interior business (as well as its interests in two China joint ventures) to International Automotive Components Group North America, Inc. (“IAC”) (the “IAC North America Transaction”). The IAC North America Transaction was completed pursuant to the terms of an Asset Purchase Agreement (the “Purchase Agreement”) dated as of November 30, 2006, by and among the Company, IAC, affiliates of WL Ross and Franklin, and International Automotive Components Group North America, LLC (“IACNA”), as amended by Amendment No. 1 to the Purchase Agreement dated as of March 31, 2007. The legal transfer of certain assets included in the IAC North America Transaction is subject to the satisfaction of certain post-closing conditions. In connection with the IAC North America Transaction, IAC assumed the ordinary course liabilities of the Company’s North American interior business, and the Company retained certain pre-closing liabilities, including pension and postretirement healthcare liabilities incurred through the closing date of the transaction.

Also on March 31, 2007, a wholly owned subsidiary of the Company and certain affiliates of WL Ross and Franklin, entered into the Limited Liability Company Agreement (the “LLC Agreement”) of IACNA. Pursuant to

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

the terms of the LLC Agreement, a wholly owned subsidiary of the Company contributed approximately $27.4 million in cash to IACNA in exchange for a 25% equity interest in IACNA and warrants for an additional 7% of the current outstanding common equity of IACNA. Certain affiliates of WL Ross and Franklin made aggregate capital contributions of approximately $81.2 million to IACNA in exchange for the remaining equity and extended a $50 million term loan to IAC. The Company had agreed to fund up to an additional $40 million, and WL Ross and Franklin had agreed to fund up to an additional $45 million, in the event that IAC did not meet certain financial targets in 2007. During 2007, the Company completed negotiations related to the amount of additional funding, and on October 10, 2007, the Company made a cash payment to IAC of $12.5 million in full satisfaction of this contingent funding obligation.

In connection with the IAC North America Transaction, the Company recorded a loss on divestiture of interior business of $611.5 million, of which $4.6 million was recognized in 2007 and $606.9 million was recognized in the fourth quarter of 2006. The Company also recognized additional costs related to the IAC North America Transaction of $10.0 million, of which $7.5 million are recorded in cost of sales and $2.5 million are recorded in selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2007. A summary of the major classes of the assets and liabilities of the Company’s North American interior business that are classified as held for sale in the Company’s consolidated balance sheet as of December 31, 2006, is shown below (in millions):

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

The Company did not account for the divestiture of its North American interior business as a discontinued operation due to its continuing involvement with IACNA. The Company’s investment in IACNA is accounted for under the equity method (Note 7, “Investments in Affiliates and Other Related Party Transactions).

On October 11, 2007, IACNA completed the acquisition of the soft trim division of Collins & Aikman Corporation (“C&A”) (the “C&A Acquisition”). The soft trim division included 16 facilities in North America with annual net sales of approximately $550 million related to the manufacture of carpeting, molded flooring products, dash insulators and other related interior components. The purchase price for the C&A Acquisition was approximately $126 million, subject to increase based on the future performance of the soft trim business, plus the assumption by IACNA of certain ordinary course liabilities.

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

(5)	Sale of Common Stock

On November 8, 2006, the Company completed the sale of 8,695,653 shares of common stock for an aggregate purchase price of $23 per share to affiliates of and funds managed by Carl C. Icahn. The net proceeds from the sale of $199.2 million were used for general corporate purposes, including strategic investments.

(6)	Restructuring

In order to address unfavorable industry conditions, the Company began to implement consolidation, facility realignment and census actions in the second quarter of 2005. These actions were part of a comprehensive restructuring strategy intended to (i) better align the Company’s manufacturing capacity with the changing needs of its customers, (ii) eliminate excess capacity and lower the operating costs of the Company and (iii) streamline the Company’s organizational structure and reposition its business for improved long-term profitability.

The Company incurred pretax costs of approximately $350.9 million in connection with the restructuring actions through 2007. Such costs included employee termination benefits, asset impairment charges and contract termination costs, as well as other incremental costs resulting from the restructuring actions. These incremental costs principally included equipment and personnel relocation costs. The Company also incurred incremental manufacturing inefficiency costs at the operating locations impacted by the restructuring actions during the related restructuring implementation period. Restructuring costs were recognized in the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States.

In connection with the Company’s restructuring actions, the Company recorded charges of $168.8 million in 2007. These charges consist of $152.7 million recorded as cost of sales and $16.1 million recorded as selling, general and administrative expenses. The 2007 charges consist of employee termination benefits of $115.5 million, asset impairment charges of $16.8 million and contract termination costs of $24.8 million, as well as other net costs of $11.7 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations. Asset impairment charges relate to the disposal of buildings, leasehold improvements and machinery and equipment with carrying values of $16.8 million in excess of related estimated fair values. Contract termination costs include a net pension and other postretirement benefit curtailment charge of $18.8 million, lease cancellation costs of $4.8 million and the repayment of various government-sponsored grants and other costs of $1.2 million.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

A summary of the 2007 restructuring charges, excluding the $18.8 million net pension and other postretirement benefit plan charge, is shown below (in millions):

	Accrual as of		Utilization		Accrual as of
	December 31, 2006	Charges	Cash	Non-Cash	December 31, 2007

Employee termination benefits	$36.4	$115.5	$(83.2)	$—	$68.7
Asset impairments	—	16.8	—	(16.8)	—
Contract termination costs	3.4	6.0	(3.5)	—	5.9
Other related costs	—	11.7	(11.7)	—	—

Total	$39.8	$150.0	$(98.4)	$(16.8)	$74.6

In connection with the Company’s restructuring actions, the Company recorded charges of $93.2 million in 2006. This consists of $81.9 million recorded as cost of sales and $17.2 million recorded as selling, general and administrative expenses, offset by net gains on the sales of two facilities and machinery and equipment, which are recorded as other expense, net. The 2006 charges consist of employee termination benefits of $79.3 million, asset impairment charges of $5.8 million and contract termination costs of $6.5 million, as well as other net costs of $1.6 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations. Asset impairment charges relate to the disposal of buildings, leasehold improvements and machinery and equipment with carrying values of $5.8 million in excess of related estimated fair values. Contract termination costs include lease cancellation costs of $0.8 million, the repayment of various government-sponsored grants of $0.7 million, costs associated with the termination of subcontractor and other relationships of $4.1 million and pension benefit curtailment charges of $0.9 million.

A summary of the 2006 restructuring charges, excluding the $0.9 million pension and other postretirement benefit plan curtailments, is shown below (in millions):

	Accrual as of		Utilization		Accrual as of
	December 31, 2005	Charges	Cash	Non-Cash	December 31, 2006

Employee termination benefits	$15.1	$79.3	$(58.0)	$—	$36.4
Asset impairments	—	5.8	—	(5.8)	—
Contract termination costs	5.0	5.6	(7.2)	—	3.4
Other related costs	—	1.6	(1.6)	—	—

Total	$20.1	$92.3	$(66.8)	$(5.8)	$39.8

In connection with the Company’s restructuring actions, the Company recorded charges of $88.9 million in 2005, including $84.6 million recorded as cost of sales and $6.2 million recorded as selling, general and administrative expenses. The remaining amounts include a gain on the sale of a facility, which is recorded as other expense, net. The 2005 charges consist of employee termination benefits of $56.5 million, asset impairment charges of $15.1 million and contract termination costs of $13.5 million, as well as other net costs of $3.8 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations. Asset impairment charges relate to the disposal of buildings, leasehold improvements and machinery and equipment with carrying values of $15.1 million in excess of related estimated fair values. Contract termination costs include lease cancellation costs of $3.4 million, the repayment of various government-sponsored grants of $4.8 million, the termination of joint venture, subcontractor and other relationships of $3.2 million and pension and other postretirement benefit plan curtailments of $2.1 million.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

A summary of the 2005 restructuring charges, excluding the $2.1 million pension and other postretirement benefit plan curtailments, is shown below (in millions):

		Utilization		Accrual as of
	Charges	Cash	Non-Cash	December 31, 2005

Employee termination benefits	$56.5	$(41.4)	$—	$15.1
Asset impairments	15.1	—	(15.1)	—
Contract termination costs	11.4	(6.4)	—	5.0
Other related costs	3.8	(3.8)	—	—

Total	$86.8	$(51.6)	$(15.1)	$20.1

(7)	Investments in Affiliates and Other Related Party Transactions

The Company’s beneficial ownership in affiliates accounted for under the equity method is shown below:

December 31,	2007	2006	2005

Honduras Electrical Distribution Systems S. de R.L. de C.V. (Honduras)	60%	60%	60%
Lear-Kyungshin Sales and Engineering LLC	60	60	60
Shanghai Lear STEC Automotive Parts Co., Ltd. (China)	55	55	55
Chongqing Lear Chang’an Automotive Trim, Co., Ltd. (China)	55	—	—
Lear Changan (Chongqing) Automotive System Co., Ltd. (China)	55	—	—
Lear Shurlok Electronics (Proprietary) Limited (South Africa)	51	51	51
Industrias Cousin Freres, S.L. (Spain)	50	50	50
Hanil Lear India Private Limited (India)	50	50	50
Nanjing Lear Xindi Automotive Interiors Systems Co., Ltd. (China)	50	50	50
Lear Dongfeng Automotive Seating Co., Ltd. (China)	50	50	50
Dong Kwang Lear Yuhan Hoesa (Korea)	50	50	50
Lear Jiangling (Jiangxi) Interior Systems Co. Ltd. (China)	50	41	41
Beijing BAI Lear Automotive Systems Co., Ltd. (China)	50	—	—
Beijing BAIC Lear Automotive Electronics and Electrical Products Co., Ltd. (China)	50	—	—
Tacle Seating USA, LLC	49	49	—
TS Lear Automotive Sdn Bhd. (Malaysia)	46	—	—
Beijing Lear Dymos Automotive Seating and Interior Co., Ltd. (China)	40	40	40
Total Interior Systems — America, LLC	39	39	39
UPM S.r.L. (Italy)	39	39	39
Markol Otomotiv Yan Sanayi VE Ticaret A.S. (Turkey)	35	35	35
International Automotive Components Group, LLC (Europe)	34	33	—
International Automotive Components Group North America, LLC	19	—	—
Lear Diamond Electro-Circuit Systems Co., Ltd. (Japan)	—	—	50
RecepTec Holdings, L.L.C.	—	—	21

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Summarized group financial information for affiliates accounted for under the equity method as of December 31, 2007 and 2006, and for the years ended December 31, 2007, 2006 and 2005, is shown below (unaudited; in millions):

December 31,	2007	2006

Balance sheet data:
Current assets	$1,564.6	$580.1
Non-current assets	898.7	317.2
Current liabilities	1,184.5	610.0
Non-current liabilities	399.7	12.9

For the Year Ended December 31,	2007	2006	2005

Income statement data:
Net sales	$4,738.0	$956.8	$1,248.4
Gross profit	317.3	50.7	56.1
Income before provision for income taxes	135.2	16.3	0.9
Net income (loss)	104.9	11.5	(4.2)

As of December 31, 2007 and 2006, the Company’s aggregate investment in affiliates was $265.6 million and $141.3 million, respectively. In addition, the Company had receivables from, including notes and advances, and (payables) due to affiliates of $(24.7) million and $12.8 million as of December 31, 2007 and 2006, respectively.

A summary of transactions with affiliates and other related parties is shown below (in millions):

For the Year Ended December 31,	2007	2006	2005

Sales to affiliates	$82.4	$35.8	$144.9
Purchases from affiliates	250.1	51.1	224.9
Purchases from other related parties(1)	8.8	13.2	16.0
Management and other fees for services provided to affiliates	8.6	—	0.6
Dividends received from affiliates	13.5	1.6	5.3

(1)	Includes $2.5 million, $4.0 million and $4.3 million in 2007, 2006 and 2005, respectively, paid to CB Richard Ellis (formerly Trammell Crow Company in 2005) for real estate brokerage, as well as property and project management services; includes $5.3 million, $6.6 million and $7.0 million in 2007, 2006 and 2005, respectively, paid to Analysts International, Sequoia Services Group for the purchase of computer equipment and for computer-related services; includes $0.5 million, $0.5 million and $0.4 million in 2007, 2006 and 2005, respectively, paid to Elite Support Management Group, L.L.C. for the provision of information technology temporary support personnel; includes $0.5 million, $1.4 million and $1.9 million in 2007, 2006 and 2005, respectively, paid to Creative Seating Innovations, Inc. for prototype tooling and parts; and includes $0.7 million and $2.4 million in 2006 and 2005, respectively, paid to the Materials Group for plastic resins. Each entity employed a relative of the Company’s Chairman, Chief Executive Officer and President. In addition, Elite Support Management was partially owned by a relative of the Company’s Chairman, Chief Executive Officer and President in 2007. As a result, such entities may be deemed to be related parties. These purchases were made in the ordinary course of the Company’s business and in accordance with the Company’s normal procedures for engaging service providers or normal sourcing procedures for suppliers, as applicable.

The Company’s investments in Honduras Electrical Distribution Systems S. de R.L. de C.V., Lear-Kyungshin Sales and Engineering LLC, Shanghai Lear STEC Automotive Parts Co., Ltd., Chongqing Lear Chang’an Automotive Trim, Co., Ltd. and Lear Changan (Chongqing) Automotive System Co., Ltd. are accounted for under the equity method as the result of certain approval rights granted to the minority shareholders. The

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Company’s investment in International Automotive Components Group North America, LLC is accounted for under the equity method due to the Company’s ability to exert significant influence over the venture.

The Company guarantees 40% of certain of the debt of Beijing Lear Dymos Automotive Seating and Interior Co., Ltd., 49% of certain of the debt of Tacle Seating USA, LLC and 60% of certain of the debt of Honduras Electrical Distribution Systems S. de R.L. de C.V. As of December 31, 2007, the amount of debt guaranteed by the Company was $14.2 million.

2007

In March 2007, the Company completed the transfer of substantially all of the assets of its North American interior business (as well as the interests in two China joint ventures) and contributed cash in exchange for a 25% equity interest and warrants for an additional 7% of the current outstanding common equity of International Automotive Components Group North America, LLC as part of the IAC North America Transaction. In addition, in October 2007, the Company purchased additional shares as part of an offering by the venture. After giving effect to shares purchased in the equity offering, the Company owns 18.75% of the total outstanding shares, plus a warrant to purchase an additional 2.6% of the outstanding shares (Note 4, “Divestiture of Interior Business”).

In January 2007, the Company formed Beijing BAI Lear Automotive Systems Co., Ltd., a joint venture with Beijing Automobile Investment Co., Ltd, to manufacture and supply automotive seat systems and components. In December 2007, the Company formed Beijing BAIC Lear Automotive Electronics and Electrical Products Co., Ltd., a joint venture with Beijing Automotive Industry Holding Co., Ltd., to manufacture and supply automotive wire harnesses, junction boxes and other electrical and electronic products. Also in December 2007, the Company purchased a 46% stake in TS Hi Tech, a Malaysian manufacturer of automotive seat systems and components. Concurrent with Lear’s investment, the name of the venture was changed to TS Lear Automotive Sdn Bhd.

In addition, the Company’s ownership interest in Lear Jiangling (Jiangxi) Interior Systems Co., Ltd increased due to the purchase of shares from a joint venture partner. The Company’s ownership interest in International Automotive Components Group, LLC (Europe) increased due to the issuance of additional equity shares to the Company.

2006

In October 2006, the Company completed the contribution of substantially all of its European interior business to International Automotive Components Group, LLC (Europe), a joint venture the Company formed with WL Ross and Franklin (Note 4, “Divestiture of Interior Business”). In February 2006, the Company formed Tacle Seating USA, LLC, a joint venture with Tachi-S Engineering U.S.A., Inc., to manufacture and supply seat systems.

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

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

(8)	Short-Term Borrowings

The Company utilizes other uncommitted lines of credit as needed for its short-term working capital fluctuations. As of December 31, 2007, the Company had unused unsecured lines of credit available from banks of $168.0 million, subject to certain restrictions imposed by the primary credit facility (Note 9, “Long-Term Debt”). As of December 31, 2007 and 2006, the weighted average interest rate on outstanding borrowings under these lines of credit was 4.1% and 4.0%, respectively.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(9)	Long-Term Debt

A summary of long-term debt and the related weighted average interest rates, including the effect of hedging activities described in Note 15, “Financial Instruments,” is shown below (in millions):

	December 31,
	2007		2006
	Long-Term	Weighted Average	Long-Term	Weighted Average
Debt Instrument	Debt	Interest Rate	Debt	Interest Rate

Primary Credit Facility	$991.0	7.619%	$997.0	7.49%
8.50% Senior Notes, due 2013	300.0	8.50%	300.0	8.50%
8.75% Senior Notes, due 2016	600.0	8.75%	600.0	8.75%
5.75% Senior Notes, due 2014	399.4	5.635%	399.3	5.635%
Zero-Coupon Convertible Senior Notes, due 2022	0.8	4.75%	3.6	4.75%
8.125% Euro-denominated Senior Notes, due 2008	81.0	8.125%	73.3	8.125%
8.11% Senior Notes, due 2009	41.4	8.11%	41.4	8.11%
Other	27.1	7.04%	45.5	7.06%

	2,440.7		2,460.1
Less — current portion	(96.1)		(25.6)

Long-term debt	$2,344.6		$2,434.5

Primary Credit Facility

As of December 31, 2007, the Company’s primary credit facility consists of an amended and restated credit and guarantee agreement, which provides for maximum revolving borrowing commitments of $1.7 billion and a term loan facility of $1.0 billion. The $1.7 billion revolving credit facility matures on March 23, 2010, and the $1.0 billion term loan facility matures on April 25, 2012. Principal payments of $3 million are required on the term loan facility every six months. As of December 31, 2007, the Company had $991.0 million in borrowings outstanding under the term loan facility, with no additional availability. There were no amounts outstanding under the revolving credit facility. As of December 31, 2007, the commitment fee on the $1.7 billion revolving credit facility was 0.25% per annum. Borrowings and repayments under the primary credit facility (as well as predecessor facilities) are shown below (in millions):

Year	Borrowings	Repayments

2007	$1,134.8	$1,140.8
2006	11,978.2	11,381.2
2005	8,942.4	8,542.4

The primary credit facility provides for multicurrency borrowings in a maximum aggregate amount of $750 million, Canadian borrowings in a maximum aggregate amount of $200 million and swing-line borrowings in a maximum aggregate amount of $300 million, the commitments for which are part of the aggregate revolving credit facility commitment.

In 2006, the Company entered into its existing primary credit facility, the proceeds of which were used to repay the term loan facility under the Company’s prior primary credit facility and to repurchase outstanding zero-coupon convertible senior notes with an accreted value of $303.2 million, Euro 13.0 million aggregate principal amount of the Company’s senior notes due 2008 and $206.6 million aggregate principal amount of the Company’s senior notes due 2009. In connection with these transactions, the Company recognized a net gain of $0.6 million on the

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

extinguishment of debt, which is included in other expense, net in the consolidated statement of operations for the year ended December 31, 2006.

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

In addition to the senior notes discussed above, the Company has outstanding $399.4 million aggregate principal amount of senior notes due 2014 (the “2014 Notes”). Interest on the 2014 Notes is payable on February 1 and August 1 of each year. The Company also has outstanding Euro 55.6 million ($81.0 million based on the exchange rate in effect as of December 31, 2007) aggregate principal amount of 2008 Notes. Interest on the 2008 Notes is payable on April 1 and October 1 of each year. During 2006, the Company repurchased an aggregate principal amount of Euro 194.4 million ($257.0 million based on the exchange rates in effect as of the transaction dates) of the 2008 Notes using proceeds from the issuance of the 2013 Notes and 2016 Notes and borrowings under the primary credit facility. In addition, the Company has outstanding $41.4 million aggregate principal amount of 2009 Notes. Interest on the 2009 Notes is payable on May 15 and November 15 of each year. During 2006, the Company repurchased an aggregate principal amount of $758.6 million of the 2009 Notes using proceeds from the issuance of the 2013 Notes and 2016 Notes and borrowings under the New Credit Agreement.

The Company may redeem all or part of the 2014 Notes, the 2008 Notes and the 2009 Notes, at its option, at any time, at the greater of (a) 100% of the principal amount of the notes to be redeemed or (b) the sum of the present

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

As discussed above, in 2006, the Company repurchased substantially all of the Convertible Notes with borrowings under its new primary credit facility.

Other

As of December 31, 2007, other long-term debt was principally made up of amounts outstanding under term loans and capital leases.

Guarantees

The senior notes of the Company are senior unsecured obligations and rank pari passu in right of payment with all of the Company’s existing and future unsubordinated unsecured indebtedness. The Company’s obligations under the senior notes are guaranteed, on a joint and several basis, by certain of its subsidiaries, which are primarily domestic subsidiaries and all of which are directly or indirectly wholly owned by the Company (Note 18, “Supplemental Guarantor Condensed Consolidating Financial Statements”). The Company’s obligations under the primary credit facility are secured by a pledge of all or a portion of the capital stock of certain of its subsidiaries, including substantially all of its first-tier subsidiaries, and are partially secured by a security interest in the Company’s assets and the assets of certain of its domestic subsidiaries. In addition, the Company’s obligations under the primary credit facility are guaranteed by the same subsidiaries that guarantee the Company’s obligations under the senior notes.

Covenants

The primary credit facility contains certain affirmative and negative covenants, including (i) limitations on fundamental changes involving the Company or its subsidiaries, asset sales and restricted payments, (ii) a limitation on indebtedness with a maturity shorter than the term loan facility, (iii) a limitation on aggregate subsidiary indebtedness to an amount which is no more than 4% of consolidated total assets, (iv) a limitation on aggregate secured indebtedness to an amount which is no more than $100 million and (v) requirements that the Company maintain a leverage ratio of not more than 3.50 to 1, as of December 31, 2007, with decreases over time and an interest coverage ratio of not less than 2.75 to 1, as of December 31, 2007, with increases over time.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The leverage and interest coverage ratios, as well as the related components of their computation, are defined in the primary credit facility. The leverage ratio is calculated as the ratio of consolidated indebtedness to consolidated operating profit. For the purpose of the covenant calculation, (i) consolidated indebtedness is generally defined as reported debt, net of cash and cash equivalents and excludes transactions related to the Company’s asset-backed securitization and factoring facilities and (ii) consolidated operating profit is generally defined as net income excluding income taxes, interest expense, depreciation and amortization expense, other income and expense, minority interests in income of subsidiaries in excess of net equity earnings in affiliates, certain restructuring and other non-recurring charges, extraordinary gains and losses and other specified non-cash items. Consolidated operating profit is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under the Company’s primary credit facility. The interest coverage ratio is calculated as the ratio of consolidated operating profit to consolidated interest expense. For the purpose of the covenant calculation, consolidated interest expense is generally defined as interest expense plus any discounts or expenses related to the Company’s asset-backed securitization facility less amortization of deferred finance fees and interest income. As of December 31, 2007, the Company was in compliance with all covenants set forth in the primary credit facility. The Company’s leverage and interest coverage ratios were 1.9 to 1 and 5.5 to 1, respectively.

Reconciliations of (i) consolidated indebtedness to reported debt, (ii) consolidated operating profit to income before provision for income taxes and cumulative effect of a change in accounting principle and (iii) consolidated interest expense to reported interest expense are shown below (in millions):

December 31,
2007

Consolidated indebtedness	$1,853.3
Cash and cash equivalents	601.3

Reported debt	$2,454.6

Year Ended
December 31,
2007

Consolidated operating profit	$990.6
Depreciation and amortization	(296.9)
Consolidated interest expense	(181.2)
Costs related to divestiture of interior business	(20.7)
Other expense, net (excluding certain amounts related to asset-backed securitization facility)	(41.5)
Restructuring charges (subject to $285 million limitation)	(73.3)
Other excluded items	1.4
Other non-cash items	(55.2)

Income before provision for income taxes, minority interests in consolidated subsidiaries, equity in net (income) loss of affiliates and cumulative effect of a change in accounting principle	$323.2

Consolidated interest expense	$181.2
Certain amounts related to asset-backed securitization facility	0.8
Amortization of deferred financing fees	8.8
Bank facility and other fees	8.4

Reported interest expense	$199.2

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The primary credit facility also contains customary events of default, including an event of default triggered by a change of control of the Company. The senior notes due 2013 and 2016 (having an aggregate principal amount outstanding of $900 million as of December 31, 2007) provide holders of the notes the right to require the Company to repurchase all or any part of their notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, upon a “change of control” (as defined in the indenture governing the notes). The indentures governing the Company’s other senior notes do not contain a change in control repurchase obligation.

With the exception of the Convertible Notes, the senior notes also contain covenants restricting the ability of the Company and its subsidiaries to incur liens and to enter into sale and leaseback transactions. With respect to the indenture governing the Company’s Convertible Notes, the Company received consents from a majority of the holders of the Convertible Notes allowing the Company to execute a supplemental indenture which eliminated the covenants and related provisions in the indenture that restricted the Company’s ability to incur liens and to enter into sale and leaseback transactions. As of December 31, 2007, the Company was in compliance with all covenants and other requirements set forth in its senior notes.

Scheduled Maturities

As of December 31, 2007, the scheduled maturities of long-term debt for the five succeeding years are shown below (in millions):

Year	Maturities

2008	$96.1
2009	53.2
2010	10.4
2011	8.1
2012	968.2

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(10)	Income Taxes

A summary of income (loss) before provision for income taxes, minority interests in consolidated subsidiaries and equity in net (income) loss of affiliates and the components of provision for income taxes is shown below (in millions):

For the Year Ended December 31,	2007	2006	2005

Income (loss) before provision for income taxes, minority interests in consolidated subsidiaries, equity in net (income) loss of affiliates and cumulative effect of a change in accounting principle
Domestic	$(5.7)	$(785.3)	$(1,520.8)
Foreign	328.9	131.9	392.2

	$323.2	$(653.4)	$(1,128.6)

Domestic provision for income taxes:
Current provision (benefit)	$20.5	$30.6	$(12.9)
Deferred provision (benefit)	—	(1.6)	65.3

Total domestic provision	20.5	29.0	52.4

Foreign provision for income taxes:
Current provision	113.3	79.3	162.5
Deferred benefit	(43.9)	(53.4)	(20.6)

Total foreign provision	69.4	25.9	141.9

Provision for income taxes	$89.9	$54.9	$194.3

The domestic provision includes withholding taxes related to dividends and royalties paid by the Company’s foreign subsidiaries. The foreign deferred benefit includes the benefit of prior unrecognized net operating loss carryforwards of $15.6 million, $14.1 million and $1.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

A summary of the differences between the provision for income taxes calculated at the United States federal statutory income tax rate of 35% and the consolidated provision for income taxes is shown below (in millions):

For the Year Ended December 31,	2007	2006	2005

Income (loss) before provision for income taxes, minority interests in consolidated subsidiaries, equity in net (income) loss of affiliates and cumulative effect of a change in accounting principle multiplied by the United States federal statutory rate	$113.1	$(228.7)	$(395.0)
Differences in income taxes on foreign earnings, losses and remittances	16.7	10.2	(34.0)
Valuation allowance adjustments	(64.2)	259.4	275.2
Research and development credits	(3.2)	(11.4)	(22.6)
Goodwill impairment	—	1.0	354.4
Investment credit/grants	(0.7)	(6.7)	(22.8)
Other	28.2	31.1	39.1

Provision for income taxes	$89.9	$54.9	$194.3

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

For the years ended December 31, 2007, 2006 and 2005, income in foreign jurisdictions with tax holidays was $142.6 million, $109.2 million and $54.7 million, respectively. Such tax holidays generally expire from 2008 through 2017.

Deferred income taxes represent temporary differences in the recognition of certain items for income tax and financial reporting purposes. A summary of the components of the net deferred income tax asset (liability) is shown below (in millions):

December 31,	2007	2006

Deferred income tax assets:
Tax loss carryforwards	$623.5	$451.1
Tax credit carryforwards	192.2	140.1
Retirement benefit plans	85.9	113.5
Accrued liabilities	122.5	66.7
Reserves related to current assets	—	41.1
Self-insurance reserves	12.0	19.6
Defined benefit plan liability adjustments	44.0	84.0
Deferred compensation	11.9	15.3
Recoverable customer engineering and tooling	19.6	—
Long-term asset basis differences	—	102.2
Derivative instruments and hedging	13.6	8.2
Other	0.4	0.2

	1,125.6	1,042.0
Valuation allowance	(769.4)	(843.9)

	$356.2	$198.1

Deferred income tax liabilities:
Long-term asset basis differences	$(108.1)	$—
Recoverable customer engineering and tooling	—	(14.7)
Undistributed earnings of foreign subsidiaries	(124.3)	(106.4)
Other	(1.0)	—

	$(233.4)	$(121.1)

Net deferred income tax asset	$122.8	$77.0

During 2005, the Company concluded that it was no longer more likely than not that it would realize its U.S. deferred tax assets. As a result, in the fourth quarter of 2005, the Company recorded a tax charge of $300.3 million comprised of (i) a full valuation allowance in the amount of $255.0 million with respect to its net U.S. deferred tax assets and (ii) an increase in related tax reserves of $45.3 million. During 2007 and 2006, the Company continued to maintain a valuation allowance with respect to its net U.S. deferred tax assets. In addition, the Company maintains valuation allowances related its net deferred tax assets in certain foreign jurisdictions. The current and future provision for income taxes is significantly impacted by the initial recognition of and changes in valuation allowances in certain countries, particularly the United States. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. The Company’s future provision for income taxes will include no tax benefit with respect to losses incurred and no tax benefit with respect

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

to income generated in these countries until the respective valuation allowance is eliminated. The classification of the net deferred income tax liability is shown below (in millions):

December 31,	2007	2006

Deferred income tax assets:
Current	$108.8	$83.3
Long-term	131.2	110.5
Deferred income tax liabilities:
Current	(13.0)	(20.8)
Long-term	(104.2)	(96.0)

Net deferred income tax asset	$122.8	$77.0

Deferred income taxes have not been provided on $1.3 billion of certain undistributed earnings of the Company’s foreign subsidiaries as such amounts are considered to be permanently reinvested. It is not practicable to determine the unrecognized deferred income tax liability on these earnings because the actual tax liability on these earnings, if any, is dependent on circumstances existing when remittance occurs.

As of December 31, 2007, the Company had tax loss carryforwards of $2.0 billion. Of the total loss carryforwards, $958.4 million has no expiration date and $1.0 billion expires from 2008 through 2027. In addition, the Company had tax credit carryforwards of $192.2 million comprised principally of U.S. foreign tax credits, research and development credits and investment tax credits that generally expire between 2014 and 2025.

New Accounting Pronouncement

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

The Company recognized the cumulative impact of the adoption of FIN 48 as a $4.5 million decrease to its liability for unrecognized tax benefits with a corresponding decrease to its retained deficit balance as of January 1, 2007. As of January 1, 2007 and December 31, 2007, the Company’s gross unrecognized tax benefits were $120.0 million and $135.8 million, respectively (excluding interest and penalties of $28.6 million and $41.8 million, respectively), of which $93.9 million and $105.9 million, respectively, if recognized, would affect the Company’s effective tax rate. The gross unrecognized tax benefits differ from the amount that would affect the Company’s effective tax rate due primarily to the impact of the valuation allowance. The gross unrecognized tax benefits are recorded as a long term liability with the exception of $9.0 million (excluding interest and penalties) which is classified as a current liability.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

A summary of the changes in the gross amount of unrecognized tax benefits for the year ended December 31, 2007, is shown below (in millions):

Balance as of January 1, 2007	$120.0
Additions based on tax positions related to the current year	9.6
Additions based on tax positions of prior years	6.0
Settlements	(3.5)
Statute expirations	(1.9)
Foreign currency translation	5.6

Balance as of December 31, 2007	$135.8

The Company continues to recognize both interest and penalties with respect to unrecognized tax benefits as income tax expense. As of January 1, 2007 and December 31, 2007, the Company had recorded reserves of $28.6 and $41.8 million related to interest and penalties, respectively, of which $21.0 million and $30.2 million, respectively, if recognized, would affect the Company’s effective tax rate. During the year ended December 31, 2007, the Company recorded tax expense related to an increase in its liability for interest and penalties of $12.6 million.

The Company operates in multiple jurisdictions throughout the world, and its tax returns are periodically audited or subject to review by both domestic and foreign tax authorities. During the next twelve months, it is reasonably possible that, as a result of audit settlements, the conclusion of current examinations and the expiration of the statute of limitations in several jurisdictions, the Company may decrease the amount of its gross unrecognized tax benefits by approximately $32.3 million, of which $6.5 million, if recognized, would affect its effective tax rate. The gross unrecognized tax benefits subject to potential decrease involve issues related to transfer pricing, tax credits and various other tax items in several jurisdictions. However, as a result of ongoing examinations, tax proceedings in certain countries, additions to unrecognized tax benefits for positions taken and interest and penalties, if any, arising in 2008, it is not possible to estimate the potential net increase or decrease to the Company’s unrecognized tax benefits during the next twelve months.

The Company considers its significant tax jurisdictions to include Canada, Germany, Hungary, Italy, Mexico, Poland, Spain, and the United States. The Company or its subsidiaries remain subject to income tax examination in certain U.S. state and local jurisdictions for years after 1998, in Germany and Mexico for years after 2000 and in Canada, Hungary, Italy, Poland, Spain, and the U.S. federal jurisdiction, for years after 2002.

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

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Obligations and Funded Status

A reconciliation of the change in benefit obligation, the change in plan assets and the net amount recognized in the consolidated balance sheets is shown below (primarily based on a September 30 measurement date, in millions):

	Pension		Other Postretirement
December 31,	2007	2006	2007	2006

Change in benefit obligation:
Benefit obligation at beginning of year	$860.9	$788.3	$267.9	$265.5
Service cost	26.2	50.3	10.6	12.7
Interest cost	44.9	44.2	15.0	15.0
Amendments	20.3	3.5	0.3	—
Actuarial gain	(41.3)	(30.5)	(13.1)	(16.3)
Benefits paid	(33.5)	(24.9)	(10.4)	(9.1)
Curtailment gain	(60.0)	(4.6)	(20.9)	—
Special termination benefits	5.9	1.7	1.2	0.4
Acquisitions, new plans and other	—	22.5	—	—
Translation adjustment	64.0	10.4	23.3	(0.3)

Benefit obligation at end of year	$887.4	$860.9	$273.9	$267.9

	Pension		Other Postretirement
December 31,	2007	2006	2007	2006

Change in plan assets:
Fair value of plan assets at beginning of year	$573.6	$474.2	$—	$—
Actual return on plan assets	66.5	42.7	—	—
Employer contributions	69.6	69.5	10.4	9.1
Benefits paid	(33.5)	(24.9)	(10.4)	(9.1)
Acquisitions, new plans and other	—	11.5	—	—
Translation adjustment	52.1	0.6	—	—

Fair value of plan assets at end of year	$728.3	$573.6	$—	$—

Funded status	$(159.1)	$(287.3)	$(273.9)	$(267.9)
Contributions between September 30 and December 31	29.6	11.9	2.3	2.1

	$(129.5)	$(275.4)	$(271.6)	$(265.8)

Amounts recognized in the consolidated balance sheets:
Other long-term assets	$32.9	$—	$—	$—
Accrued liabilities	(14.1)	(4.9)	(11.1)	(10.0)
Other long-term liabilities	(148.3)	(270.5)	(260.5)	(255.8)

As of December 31, 2007 and 2006, the accumulated benefit obligation for all of the Company’s pension plans was $880.3 million and $766.2 million, respectively. As of December 31, 2007 the majority of the Company’s pension plans had accumulated benefit obligations in excess of plan assets. As of December 31, 2006, substantially all of the Company’s pension plans had accumulated benefit obligations in excess of plan assets. The projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets of pension plans with accumulated benefit obligations in excess of plan assets were $566.4 million, $559.7 million and $385.0 million,

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

respectively, as of December 31, 2007, and $860.4 million, $765.9 million and $573.3 million, respectively, as of December 31, 2006.

Change in Recognition Provisions

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires recognition of the funded status of a company’s defined benefit pension and postretirement benefit plans as an asset or liability on the balance sheet. Previously, under the provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” the asset or liability recorded on the balance sheet reflected the funded status of the plan, net of certain unrecognized items that qualified for delayed income statement recognition. Under SFAS No. 158, these previously unrecognized items are to be recorded in accumulated other comprehensive income (loss) when the recognition provisions are adopted. The Company adopted the recognition provisions as of December 31, 2006, and the funded status of its defined benefit plans is reflected in its consolidated balance sheets as of December 31, 2007 and December 31, 2006. The incremental effect of applying the recognition provisions of SFAS No. 158 on the Company’s consolidated balance sheet as of December 31, 2006, is shown below (in millions):

	Before Adoption of		After Adoption of
	SFAS No. 158	Adjustments	SFAS No. 158

Intangible assets (other long-term assets)	$45.7	$(45.7)	$—
Liability for defined benefit plan obligations (current and long-term liabilities)	(420.3)	(120.9)	(541.2)
Accumulated other comprehensive loss — (stockholders’ equity)	97.6	166.6	264.2

See Note 17, “Accounting Pronouncements,” for a discussion of other provisions of SFAS No. 158 that have not yet been adopted by the Company.

Accumulated Other Comprehensive Income (Loss) and Comprehensive Income (Loss)

Amounts recognized in other comprehensive income (loss) for the year ended December 31, 2007, are shown below (in millions):

		Other
	Pension	Postretirement

Actuarial gains recognized:
Reclassification adjustments	$49.9	$10.9
Actuarial gain arising during the period	61.1	13.1
Prior service (cost) credit recognized:
Reclassification adjustments	15.7	(3.7)
Prior service cost arising during the period	(20.3)	(0.3)
Transition asset (obligation)
Reclassification adjustments	(0.1)	2.5
Translation adjustment	(15.1)	(9.6)

	$91.2	$12.9

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Amounts recorded in accumulated other comprehensive income (loss) that are expected to be recognized as components of net periodic benefit cost in the year ended December 31, 2008, are shown below (in millions):

		Other
	Pension	Postretirement

Amortization of actuarial loss	$0.6	$3.7
Amortization of net transition obligation	—	0.8
Amortization of prior service cost (credit)	5.0	(3.6)

	$5.6	$0.9

Amounts recorded in accumulated other comprehensive income (loss) not yet recognized in net periodic benefit cost are shown below (in millions):

	Pension		Other Postretirement
December 31,	2007	2006	2007	2006

Net actuarial loss	$(47.9)	$(150.1)	$(76.5)	$(91.8)
Net transition (asset) obligation	—	0.1	(6.3)	(7.8)
Prior service (cost) credit	(58.8)	(47.9)	29.4	33.3

	$(106.7)	$(197.9)	$(53.4)	$(66.3)

Net Periodic Benefit Cost

The components of the Company’s net periodic benefit cost are shown below (in millions):

	Pension			Other Postretirement
For the Year Ended December 31,	2007	2006	2005	2007	2006	2005

Service cost	$26.2	$50.3	$41.0	$10.6	$12.7	$11.7
Interest cost	44.9	44.2	37.6	15.0	15.0	13.5
Expected return on plan assets	(46.7)	(39.4)	(30.2)	—	—	—
Amortization of actuarial loss	3.0	7.1	3.0	4.7	5.8	3.6
Amortization of transition (asset) obligation	(0.2)	(0.1)	(0.2)	0.9	1.0	1.1
Amortization of prior service cost (credit)	4.9	5.4	5.4	(3.6)	(3.7)	(3.1)
Settlement loss	—	—	1.0	—	—	—
Special termination benefits	5.9	1.7	—	1.1	0.4	0.3
Curtailment (gain) loss	(0.8)	0.9	0.5	(13.5)	—	1.4

Net periodic benefit cost	$37.2	$70.1	$58.1	$15.2	$31.2	$28.5

Effective December 31, 2006, the Company elected to freeze its U.S. salaried defined benefit pension plan and recognized curtailment gains of approximately $36.4 million and $14.7 million with respect to pension and other postretirement benefit plans, respectively, in the first quarter of 2007. The pension plan curtailment gain resulted from the suspension of the accrual of defined benefits related to the Company’s U.S. salaried defined benefit pension plan. The other postretirement benefit plan curtailment gain resulted from employee terminations associated with a facility closure in the fourth quarter of 2006. These gains were recognized in 2007 as the related curtailments occurred after the 2006 measurement date. In addition to the other postretirement benefit curtailment gain described above, the Company recognized pension and other postretirement benefit curtailment losses of $33.5 million related to other restructuring actions in 2007.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Assumptions

The weighted-average actuarial assumptions used in determining the benefit obligation are shown below:

			Other
	Pension		Postretirement
December 31,	2007	2006	2007	2006

Discount rate:
Domestic plans	6.25%	6.00%	6.10%	5.90%
Foreign plans	5.40%	5.00%	5.60%	5.30%
Rate of compensation increase:
Domestic plans	N/A	3.75%	N/A	N/A
Foreign plans	4.00%	4.00%	N/A	N/A

The weighted-average actuarial assumptions used in determining net periodic benefit cost are shown below:

	Pension			Other Postretirement
For the Year Ended December 31,	2007	2006	2005	2007	2006	2005

Discount rate:
Domestic plans	6.00%	5.75%	6.00%	5.90%	5.70%	6.00%
Foreign plans	5.00%	5.00%	6.00%	5.30%	5.30%	6.50%
Expected return on plan assets:
Domestic plans	8.25%	8.25%	7.75%	N/A	N/A	N/A
Foreign plans	6.90%	6.90%	7.00%	N/A	N/A	N/A
Rate of compensation increase:
Domestic plans	N/A	3.75%	3.00%	N/A	N/A	N/A
Foreign plans	3.90%	3.90%	3.25%	N/A	N/A	N/A

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

For measurement purposes, domestic healthcare costs were assumed to increase 9% in 2007, grading down over time to 5% in seven years. Foreign healthcare costs were assumed to increase 6% in 2007, grading down over time to 4% in ten years on a weighted average basis.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement benefit plans. A 1% increase in the assumed rate of healthcare cost increases each year would increase the postretirement benefit obligation as of December 31, 2007, by $61.8 million and increase the postretirement net periodic benefit cost by $7.1 million for the year then ended. A 1% decrease in the assumed rate of healthcare cost increases each year would decrease the postretirement benefit obligation as of December 31, 2007, by $48.5 million and decrease the postretirement net periodic benefit cost by $5.4 million for the year then ended.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Plan Assets

The Company’s pension plan asset allocations by asset category are shown below (primarily based on a September 30 measurement date). Pension plan asset allocations for the foreign plans relate to the Company’s pension plans in Canada and the United Kingdom.

December 31,	2007	2006

Equity securities:
Domestic plans	70%	69%
Foreign plans	58%	58%
Debt securities:
Domestic plans	28%	28%
Foreign plans	37%	36%
Cash and other:
Domestic plans	2%	3%
Foreign plans	5%	6%

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

Contributions

The Company expects to contribute approximately $40 million to its domestic and foreign pension plans in 2008. Contributions to the pension plans are consistent with minimum funding requirements of the relevant governmental authorities. The Company may make contributions in excess of minimum requirements in response to investment performance, changes in interest rates or when the Company believes it is financially advantageous to do so and based on its other capital requirements. In addition, the Company’s future funding obligations may be affected by changes in applicable legal requirements.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Benefit Payments

As of December 31, 2007, the Company’s estimate of expected benefit payments, excluding expected settlements relating to our restructuring actions, in each of the five succeeding years and in the aggregate for the five years thereafter are shown below (in millions):

		Other
	Pension	Postretirement

2008	$54.6	$11.1
2009	37.3	11.9
2010	38.3	12.8
2011	39.8	13.3
2012	38.9	14.1
Five years thereafter	201.0	81.3

Defined Contribution and Multi-employer Pension Plans

The Company also sponsors defined contribution plans and participates in government-sponsored programs in certain foreign countries. Contributions are determined as a percentage of each covered employee’s salary. The Company also participates in multi-employer pension plans for certain of its hourly employees. Contributions are based on collective bargaining agreements. For the years ended December 31, 2007, 2006 and 2005, the aggregate cost of the defined contribution and multi-employer pension plans was $13.1 million, $22.7 million and $25.8 million, respectively.

In addition, the Company established a new defined contribution retirement program for its salaried employees effective January 1, 2007 in conjunction with the freeze of its U.S. salaried defined benefit pension plan. Contributions to this program are determined as a percentage of each covered employee’s eligible compensation and the Company recorded related expense of $16.1 million in 2007.

(12)	Stock-Based Compensation

The Company has three plans under which it has issued stock options as shown below: the 1994 Stock Option Plan, the 1996 Stock Option Plan and the Long-Term Stock Incentive Plan. Options issued to date under these plans generally vest three years following the grant date and expire ten years from the issuance date.

A summary of option transactions during each of the three years in the period ended December 31, 2007, is shown below:

	Stock Options	Price Range

Outstanding as of January 1, 2005	3,294,680	$22.12 - $55.33
Expired or cancelled	(176,800)	$22.12 - $54.22
Exercised	(134,475)	$22.12 - $54.22

Outstanding as of December 31, 2005	2,983,405	$22.12 - $55.33
Expired or cancelled	(186,100)	$22.12 - $54.22
Exercised	(7,000)	$22.12

Outstanding as of December 31, 2006	2,790,305	$22.12 - $55.33
Expired or cancelled	(690,675)	$22.12 - $55.33
Exercised	(228,400)	$22.12 - $39.00

Outstanding as of December 31, 2007	1,871,230

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

A summary of options outstanding as of December 31, 2007, is shown below:

Range of exercise prices	$22.12 - 27.25	$35.93 - 39.83	$41.83 - 42.32	$54.22 - 55.33
Options outstanding and exercisable:
Number outstanding and exercisable	65,700	499,305	1,052,575	255,650
Weighted average remaining contractual life (years)	2.15	2.54	4.42	0.64
Weighted average exercise price	$22.50	$37.25	$41.83	$54.22

As of December 31, 2005, 2,967,405 options were exercisable. During 2006, an additional 16,000 options became exercisable. As of December 31, 2007 and 2006, all outstanding options were exercisable.

The Long-Term Stock Incentive Plan also permits the grants of stock appreciation rights, restricted stock, restricted stock units and performance shares (collectively, “Incentive Units”) to officers and other key employees of the Company. As of December 31, 2007, the Company had outstanding stock-settled stock appreciation rights covering 2,179,675 shares with a weighted average exercise price of $30.61 per right and outstanding restricted stock and performance shares convertible into a maximum of 1,890,012 shares of common stock of the Company. Restricted stock and performance shares include 1,102,732 restricted stock units at no cost to the employee, 529,255 restricted stock units at a weighted average cost to the employee of $32.42 per unit and 258,025 performance shares at no cost to the employee. As of December 31, 2007, the Company also had outstanding 470,153 cash-settled stock appreciation rights with a weighted average exercise price of $29.75 per right.

Stock appreciation rights granted in 2007 and 2006 vest three years following the grant date and expire seven years from the date of grant. Stock appreciation rights granted prior to 2006 vest in equal annual installments over the three year period following the grant date and expire seven years from the grant date. Restricted stock units granted in 2007 and 2006 vest in equal installments two years and four years following the grant date. Restricted stock units granted prior to 2006 vest in equal installments two years to five years following the grant date. Performance shares vest three years following the grant date.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

A summary of Incentive Unit transactions during each of the three years in the period ended December 31, 2006, is shown below:

	Stock Appreciation	Restricted Stock	Performance
	Rights(1)	Units	Shares(2)

Outstanding as of January 1, 2005	—	1,833,684	209,027
Granted	1,215,046	605,811	56,733
Expired or cancelled	—	(74,528)	(67,452)
Distributed	—	(130,845)	(74,636)

Outstanding as of December 31, 2005	1,215,046	2,234,122	123,672
Granted	642,285	406,086	130,655
Expired or cancelled	(91,002)	(146,045)	(84,418)
Distributed or exercised	(14,475)	(529,592)	—

Outstanding as of December 31, 2006	1,751,854	1,964,571	169,909
Granted	685,179	468,823	104,928
Expired or cancelled	(48,149)	(68,705)	(16,812)
Distributed or exercised	(209,209)	(732,702)	—

Outstanding as of December 31, 2007	2,179,675	1,631,987	258,025

(1)	Does not include cash-settled stock appreciation rights.

(2)	Performance shares reflected as “granted” are notional shares granted at the beginning of a three-year performance period whose eventual payout is subject to satisfaction of performance criteria. Performance shares reflected as “distributed” are those that are paid out in shares of common stock upon satisfaction of the performance criteria at the end of the three-year performance period.

A summary of the weighted average grant date fair value of nonvested stock-settled stock appreciation rights for the year ended December 31, 2007, is shown below:

	Stock Appreciation	Weighed Average Grant
	Rights	Date Fair Value

Nonvested as of January 1, 2007	1,390,998	$11.11
Granted	685,179	13.80
Vested	(374,357)	9.30
Expired or cancelled	(33,078)	12.31

Outstanding as of December 31, 2007	1,668,742	12.59

All outstanding restricted stock units and performance shares are nonvested. Restricted stock units and performance shares are distributed when vested. As of December 31, 2007, unrecognized compensation cost related to nonvested Incentive Units was $37.9 million. This amount is expected to be recognized over the next 1.6 years on a weighted average basis.

The fair values of the stock-settled stock appreciation right grants, which have a seven-year term, were estimated as of the grant dates using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yields of 0.00% in 2007 and 2006 and 1.91% in 2005; expected life of 5 years in 2007 and 2006 and 4 1/2 years in 2005; risk-free interest rate of 3.82% in 2007, 4.58% in 2006 and 4.40% in 2005; and expected volatility of 40.00% in 2007, 2006 and 2005. The weighted average fair value of the stock-settled stock appreciation right grants were $13.80 per right in 2007, $13.21 per right in 2006 and $9.30 per right in 2005.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(13)	Commitments and Contingencies

Legal and Other Contingencies

As of December 31, 2007 and December 31, 2006, the Company had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $37.5 million and $18.0 million, respectively. Such reserves reflect amounts recognized in accordance with accounting principles generally accepted in the United States and typically exclude the cost of legal representation. Product warranty liabilities are recorded separately from legal liabilities, as described below.

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

After the Company filed its patent infringement action against JCI, affiliates of JCI sued one of the Company’s vendors and certain of the vendor’s employees in Ottawa County, Michigan Circuit Court on July 8, 2004, alleging misappropriation of trade secrets and disclosure of confidential information. The suit alleges that the defendants misappropriated and shared with the Company trade secrets involving JCI’s universal garage door opener product. JCI seeks to enjoin the defendants from selling or attempting to sell a competing product, as well as compensatory damages and attorney fees. The Company is not a defendant in this lawsuit; however, the agreements between the Company and the defendants contain customary indemnification provisions. The Company does not believe that its garage door opener product benefited from any allegedly misappropriated trade secrets or technology. However, JCI has sought discovery of certain information which the Company believes is confidential and proprietary, and the Company has intervened in the case as a non-party for the limited purpose of protecting its rights with respect to JCI’s discovery efforts. The defendants have moved for summary judgment. The motion is fully briefed and the parties are awaiting a decision. No trial date has been set.

On June 13, 2005, The Chamberlain Group (“Chamberlain”) filed a lawsuit against the Company and Ford Motor Company (“Ford”) in the Northern District of Illinois alleging patent infringement. Two counts were asserted against the Company and Ford based upon two Chamberlain rolling-code garage door opener system patents. Two additional counts were asserted against Ford only (not the Company) based upon different Chamberlain patents. The Chamberlain lawsuit was filed in connection with the marketing of the Company’s universal garage door opener system, which competes with a product offered by JCI. JCI obtained technology from Chamberlain to operate its product. In October 2005, JCI joined the lawsuit as a plaintiff along with Chamberlain. In October 2006, Ford was dismissed from the suit. JCI and Chamberlain filed a motion for a preliminary injunction, and on

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

March 30, 2007, the court issued a decision granting plaintiffs’ motion for a preliminary injunction but did not enter an injunction at that time. In response, the Company filed a motion seeking to stay the effectiveness of any injunction that may be entered and General Motors Corporation (“GM”) moved to intervene. On April 25, 2007, the court granted GM’s motion to intervene, entered a preliminary injunction order that exempts the Company’s existing GM programs and denied the Company’s motion to stay the effectiveness of the preliminary injunction order pending appeal. On April 27, 2007, the Company filed its notice of appeal from the granting of the preliminary injunction and the denial of its motion to stay its effectiveness. On May 7, 2007, the Company filed a motion for stay with the Federal Circuit Court of Appeals, which the court denied on June 6, 2007. The appeal is currently pending before the Federal Circuit Court of Appeals. All briefing has been completed, and oral arguments were held on December 3, 2007. No trial date has been set by the district court.

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

A summary of the changes in product warranty liabilities for each of the two years in the period ended December 31, 2007, is shown below (in millions):

Balance as of January 1, 2006	$32.4
Expense, net	17.5
Settlements	(12.4)
Foreign currency translation and other	3.4

Balance as of December 31, 2006	40.9
Expense, net	12.5
Settlements	(14.2)
Foreign currency translation and other	1.5

Balance as of December 31, 2007	$40.7

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

As of December 31, 2007 and December 31, 2006, the Company had recorded reserves for environmental matters of $2.7 million and $3.1 million, respectively. While the Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse effect on its business, consolidated financial position, results of operations or cash flows, no assurances can be given in this regard.

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

UTC, the former owner of UT Automotive, and Johnson Electric each sought indemnification for losses associated with the Mississippi claims from the Company under the respective acquisition agreements, and the Company has claimed indemnification from them under the same agreements. In the first quarter of 2006, UTC filed a lawsuit against the Company in the State of Connecticut Superior Court, District of Hartford, seeking

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

declaratory relief and indemnification from the Company for the settlement amount, attorney fees, costs and expenses UTC paid in settling and defending the Columbus, Mississippi lawsuits. In the second quarter of 2006, the Company filed a motion to dismiss this matter and filed a separate action against UTC and Johnson Electric in the State of Michigan, Circuit Court for the County of Oakland, seeking declaratory relief and indemnification from UTC or Johnson Electric for the settlement amount, attorney fees, costs and expenses the Company has paid, or will pay, in settling and defending the Columbus, Mississippi lawsuits. During the fourth quarter of 2006, UTC agreed to dismiss the lawsuit filed in the State of Connecticut Superior Court, District of Hartford and agreed to proceed with the lawsuit filed in the State of Michigan, Circuit Court for the County of Oakland. During the first quarter of 2007, Johnson Electric and UTC each filed counter-claims against the Company seeking declaratory relief and indemnification from the Company for the settlement amount, attorney fees, costs and expenses each has paid or will pay in settling and defending the Columbus, Mississippi lawsuits. All three of the parties to this action filed motions for summary judgment. On June 14, 2007, UTC’s motion for summary disposition was granted holding that the Company was obligated to indemnify UTC with respect to the Mississippi lawsuits. Judgment for UTC was entered on July 18, 2007, in the amount of $2.8 million plus interest. The court denied both the Company’s and Johnson Electric’s motions for summary disposition leaving the claims between the Company and Johnson Electric to proceed to trial. UTC moved to sever its judgment from the Lear/Johnson Electric dispute for the purpose of allowing it to enforce its judgment immediately. During the fourth quarter of 2007, UTC, Johnson Electric and Lear entered into a settlement agreement resolving all claims among the parties related to the Columbus, Mississippi lawsuits under which Lear paid UTC $2.65 million and Johnson Electric paid Lear $2.83 million, and the case was dismissed with prejudice.

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

In April 2006, a former employee of the Company filed a purported class action lawsuit in the U.S. District Court for the Eastern District of Michigan against the Company, members of its Board of Directors, members of its Employee Benefits Committee (the “EBC”) and certain members of its human resources personnel alleging violations of the Employment Retirement Income Security Act (“ERISA”) with respect to the Company’s retirement savings plans for salaried and hourly employees. In the second quarter of 2006, the Company was served with three additional purported class action ERISA lawsuits, each of which contained similar allegations against the Company, members of its Board of Directors, members of its EBC and certain members of its senior management and its human resources personnel. At the end of the second quarter of 2006, the court entered an order consolidating these four lawsuits as In re: Lear Corp. ERISA Litigation. During the third quarter of 2006, plaintiffs filed their consolidated complaint, which alleges breaches of fiduciary duties substantially similar to those alleged in the four individually filed lawsuits. The consolidated complaint continues to name certain current and former members of the Board of Directors and the EBC and certain members of senior management and adds certain other current and former members of the EBC. The consolidated complaint generally alleges that the defendants breached their fiduciary duties to plan participants in connection with the administration of the Company’s retirement savings plans for salaried and hourly employees. The fiduciary duty claims are largely based on allegations of breaches of the fiduciary duties of prudence and loyalty and of over-concentration of plan assets in the Company’s common stock. The plaintiffs purport to bring these claims on behalf of the plans and all persons who were participants in or beneficiaries of the plans from October 21, 2004, to the present and seek to recover losses allegedly suffered by the

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

plans. The complaints do not specify the amount of damages sought. During the fourth quarter of 2006, the defendants filed a motion to dismiss all defendants and all counts in the consolidated complaint. During the second quarter of 2007, the court denied defendants’ motion to dismiss and defendants’ answer to the consolidated complaint was filed in August 2007. On August 8, 2007, the court ordered that discovery be completed by April 30, 2008. To date, significant discovery has not taken place. No determination has been made that a class action can be maintained, and there have been no decisions on the merits of the cases. The Company intends to vigorously defend the consolidated lawsuit.

Between February 9, 2007 and February 21, 2007, certain stockholders filed three purported class action lawsuits against the Company, certain members of the Company’s Board of Directors and American Real Estate Partners, L.P. and certain of its affiliates (collectively, “AREP”) in the Delaware Court of Chancery. On February 21, 2007, these lawsuits were consolidated into a single action. The amended complaint in the consolidated action generally alleges that the Merger Agreement with AREP Car Holdings Corp. and AREP Car Acquisition Corp. (collectively the “AREP Entities”) unfairly limited the process of selling the Company and that certain members of the Company’s Board of Directors breached their fiduciary duties in connection with the Merger Agreement and acted with conflicts of interest in approving the Merger Agreement. The amended complaint in the consolidated action further alleges that Lear’s preliminary and definitive proxy statements for the Merger Agreement were misleading and incomplete, and that Lear’s payments to AREP as a result of the termination of the Merger Agreement constituted unjust enrichment and waste. On February 23, 2007, the plaintiffs filed a motion for expedited proceedings and a motion to preliminarily enjoin the transactions contemplated by the Merger Agreement. On March 27, 2007, the plaintiffs filed an amended complaint. On June 15, 2007, the Delaware court issued an order entering a limited injunction of Lear’s planned shareholder vote on the Merger Agreement until the Company made supplemental proxy disclosure. That supplemental proxy disclosure was approved by the Delaware court and made on June 18, 2007. On June 26, 2007, the Delaware court granted the plaintiffs’ motion for leave to file a second amended complaint. On September 11, 2007, the plaintiffs filed a third amended complaint. On January 30, 2008, the Delaware court granted the plaintiffs’ motion for leave to file a fourth amended complaint leaving only derivative claims against the Lear directors and AREP based on the payment by Lear to AREP of a termination fee pursuant to the Merger Agreement. The plaintiffs were also granted leave to file an interim petition for an award of fees and expenses related to the supplemental proxy disclosure. The Company believes that this lawsuit is without merit and intends to defend against it vigorously.

On March 1, 2007, a purported class action ERISA lawsuit was filed on behalf of participants in the Company’s 401(k) plans. The lawsuit was filed in the United States District Court for the Eastern District of Michigan and alleges that the Company, members of its Board of Directors, and members of the Employee Benefits Committee (collectively, the “Lear Defendants”) breached their fiduciary duties to the participants in the 401(k) plans by approving the Merger Agreement. On March 8, 2007, the plaintiff filed a motion for expedited discovery to support a potential motion for preliminary injunction to enjoin the Merger Agreement. The Lear Defendants filed an opposition to the motion for expedited discovery on March 22, 2007. The plaintiff filed a reply on April 11, 2007. On April 18, 2007, the Judge denied the plaintiff’s motion for expedited discovery. On March 15, 2007, the plaintiff requested that the case be reassigned to the Judge overseeing In re: Lear Corp. ERISA Litigation (described above). The Lear Defendants sent a letter opposing the reassignment on March 21, 2007. On March 22, 2007, the Lear Defendants filed a motion to dismiss all counts of the complaint against the Lear Defendants. The plaintiff filed his opposition to the motion on April 10, 2007, and the Lear Defendants filed their reply in support on April 20, 2007. On April 10, 2007, the plaintiff also filed a motion for a preliminary injunction to enjoin the merger, which motion was denied on June 25, 2007. On July 6, 2007, the plaintiff filed an amended complaint. On August 3, 2007, the court dismissed the AREP Entities from the case without prejudice. On August 31, 2007, the court dismissed the Lear Defendants without prejudice.

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

Employees

Approximately 78% of the Company’s employees are members of industrial trade unions and are employed under the terms of collective bargaining agreements. Collective bargaining agreements covering approximately 64% of the Company’s unionized workforce of approximately 73,000 employees, including 21% of the Company’s unionized workforce in the United States and Canada, are scheduled to expire in 2008. Management does not anticipate any significant difficulties with respect to the agreements as they are renewed.

Lease Commitments

A summary of lease commitments as of December 31, 2007, under non-cancelable operating leases with terms exceeding one year is shown below (in millions):

2008	$86.0
2009	70.7
2010	53.1
2011	40.3
2012	32.0
2013 and thereafter	75.9

Total	$358.0

The Company’s operating leases cover principally buildings and transportation equipment. Rent expense was $110.2 million, $133.8 million and $136.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

(14)	Segment Reporting

Historically, the Company has had three reportable operating segments: seating, electrical and electronic and interior. The seating segment includes seat systems and components thereof. The electrical and electronic segment includes electrical distribution systems and electronic products, primarily wire harnesses; junction boxes terminals and connectors, various electronic control modules, as well as audio sound systems and in-vehicle television and video entertainment systems. The interior segment, which has been divested, included instrument panels and cockpit systems, headliners and overhead systems, door panels, flooring and acoustic systems and other interior products. See Note 4, “Divestiture of Interior Business.”

Each of the Company’s operating segments reports its results from operations and makes its requests for capital expenditures directly to the chief operating decision-making group. The economic performance of each operating segment is driven primarily by automobile production volumes in the geographic regions in which it operates, as well as by the success of the vehicle platforms for which it supplies products. Also, each operating segment operates in the competitive tier I automotive supplier environment and is continually working with its customers to manage costs and improve quality. The Company’s manufacturing facilities generally use just-in-time manufacturing techniques to produce and distribute their automotive products. The Company’s production processes generally make use of unskilled labor, dedicated facilities, sequential manufacturing processes and commodity raw materials.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Other category includes the corporate headquarters, geographic headquarters and the elimination of intercompany activities, none of which meets the requirements of being classified as an operating segment.

The accounting policies of the Company’s operating segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.” The Company evaluates the performance of its operating segments based primarily on (i) revenues from external customers, (ii) income (loss) before goodwill impairment charges, divestiture of interior business, interest, other expense, provision for income taxes, minority interests in consolidated subsidiaries, equity in net (income) loss of affiliates and cumulative effect of a change in accounting principle (“segment earnings”) and (iii) cash flows, being defined as segment earnings less capital expenditures plus depreciation and amortization.

A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	2007
		Electrical
	Seating	and Electronic	Interior	Other	Consolidated

Revenues from external customers	$12,206.1	$3,100.0	$688.9	$—	$15,995.0
Segment earnings(1)	758.7	40.8	8.2	(233.9)	573.8
Depreciation and amortization	169.7	110.3	2.3	14.6	296.9
Capital expenditures	114.9	80.3	1.2	5.8	202.2
Total assets	4,292.6	2,241.8	—	1,266.0	7,800.4

	2006
		Electrical
	Seating	and Electronic	Interior	Other	Consolidated

Revenues from external customers	$11,624.8	$2,996.9	$3,217.2	$—	$17,838.9
Segment earnings(1)	604.0	102.5	(183.8)	(241.7)	281.0
Depreciation and amortization	167.3	110.1	93.8	21.0	392.2
Capital expenditures	161.1	77.0	98.7	10.8	347.6
Total assets	4,040.1	2,214.4	515.3	1,080.7	7,850.5

	2005
		Electrical
	Seating	and Electronic	Interior	Other	Consolidated

Revenues from external customers	$11,035.0	$2,956.6	$3,097.6	$—	$17,089.2
Segment earnings(1)	323.3	180.0	(191.1)	(206.8)	105.4
Depreciation and amortization	150.7	106.0	116.6	20.1	393.4
Capital expenditures	229.2	102.9	190.9	45.4	568.4
Total assets	3,985.2	2,122.4	1,506.8	674.0	8,288.4

(1)	See definition above.

The prior years’ reportable operating segment information has been reclassified to reflect the current organizational structure of the Company.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

For the year ended December 31, 2007, segment earnings include restructuring charges of $86.4 million, $62.4 million, $5.0 million and $15.0 million in the seating, electrical and electronic and interior segments and in the other category, respectively (Note 6, “Restructuring”).

For the year ended December 31, 2006, segment earnings include restructuring charges of $39.9 million, $42.6 million, $10.1 million and $6.5 million in the seating, electrical and electronic and interior segments and in the other category, respectively (Note 6, “Restructuring”). In addition, 2006 segment earnings include additional fixed asset impairment charges of $10.0 million in the interior segment (Note 2, “Summary of Significant Accounting Policies”).

For the year ended December 31, 2005, segment earnings includes restructuring charges of $30.9 million, $30.0 million, $27.9 million and $2.0 million in the seating, electrical and electronic and interior segments and in the other category, respectively. In addition, 2005 segment earnings include additional fixed asset impairment charges of $82.3 million in the interior segment.

A reconciliation of consolidated income before goodwill impairment charges, divestiture of interior business, interest, other expense, provision for income taxes, minority interests in consolidated subsidiaries, equity in net (income) loss of affiliates and cumulative effect of a change in accounting principal to income (loss) before provision for income taxes, minority interests in consolidated subsidiaries, equity in net (income) loss of affiliates and effect of a change in accounting principle is shown below (in millions):

For the Year Ended December 31,	2007	2006	2005

Segment earnings	$807.7	$522.7	$312.2
Corporate and geographic headquarters and elimination of intercompany activity (“Other”)	(233.9)	(241.7)	(206.8)

Income before goodwill impairment charges, divestiture of Interior business, interest, other expense, provision for income taxes, minority interests in consolidated subsidiaries, equity in net (income) loss of affiliates and cumulative effect of a change in accounting principle	573.8	281.0	105.4
Goodwill impairment charges	—	2.9	1,012.8
Divestiture of Interior business	10.7	636.0	—
Interest expense	199.2	209.8	183.2
Other expense, net	40.7	85.7	38.0

Income (loss) before provision for income taxes, minority interests in consolidated subsidiaries and equity in net (income) loss of affiliates and cumulative effect of a change in accounting principle	$323.2	$(653.4)	$(1,128.6)

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Revenues from external customers and tangible long-lived assets for each of the geographic areas in which the Company operates is shown below (in millions):

For the Year Ended December 31,	2007	2006	2005

Revenues from external customers:
United States	$4,526.8	$6,624.3	$6,252.2
Canada	1,148.8	1,375.3	1,374.1
Germany	2,336.9	2,034.3	2,123.4
Mexico	1,542.8	1,789.5	1,595.6
Other countries	6,439.7	6,015.5	5,743.9

Total	$15,995.0	$17,838.9	$17,089.2

December 31,	2007	2006

Tangible long-lived assets:
United States	$406.6	$472.6
Canada	42.4	51.5
Germany	175.4	161.3
Mexico	184.1	168.2
Other countries	584.2	618.1

Total	$1,392.7	$1,471.7

A substantial majority of the Company’s consolidated and reportable operating segment revenues are from four automotive manufacturing companies, with General Motors and Ford and their respective affiliates accounting for 49%, 55% and 53% of the Company’s net sales in 2007, 2006 and 2005, respectively. Excluding net sales to Saab, Volvo, Jaguar and Land Rover, which are affiliates of General Motors or Ford, General Motors and Ford accounted for approximately 42%, 47% and 44% of the Company’s net sales in 2007, 2006 and 2005, respectively. The following is a summary of the percentage of revenues from major customers:

For the Year Ended December 31,	2007	2006	2005

General Motors Corporation	28.8%	31.9%	28.3%
Ford Motor Company	20.6	22.6	24.7
DaimlerChrysler(1)	N/A	10.3	11.4
BMW	9.9	7.4	7.6

(1)	In 2007, Chrysler was divested by Daimler.

In addition, a portion of the Company’s remaining revenues are from the above automotive manufacturing companies through various other automotive suppliers.

(15)	Financial Instruments

The carrying values of the Company’s senior notes vary from their fair values. The fair values were determined by reference to quoted market prices of these securities. As of December 31, 2007 and 2006, the aggregate carrying value of the Company’s senior notes was $1.4 billion, as compared to an estimated fair value of $1.3 billion. As of December 31, 2007 and 2006, the carrying values of the Company’s other senior indebtedness and other financial instruments approximated their fair values, which were determined based on related instruments currently available to the Company for similar borrowings with like maturities.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Certain of the Company’s European and Asian subsidiaries periodically factor their accounts receivable with financial institutions. Such receivables are factored without recourse to the Company and are excluded from accounts receivable in the consolidated balance sheets. As of December 31, 2007 and December 31, 2006, the amount of factored receivables was $103.5 million and $256.3 million, respectively. The Company cannot provide any assurances that these factoring facilities will be available or utilized in the future.

Asset-Backed Securitization Facility

The Company and several of its U.S. subsidiaries sell certain accounts receivable to a wholly owned, consolidated, bankruptcy-remote special purpose corporation (Lear ASC Corporation) under an asset-backed securitization facility (the “ABS facility”). In turn, Lear ASC Corporation transfers undivided interests in up to $150 million of the receivables to bank-sponsored commercial paper conduits. The level of funding utilized under this facility is based on the credit ratings of the Company’s major customers, the level of aggregate accounts receivable in a specific month and the Company’s funding requirements. Should the Company’s major customers experience further reductions in their credit ratings, the Company may be unable or choose not to utilize the ABS facility in the future. Should this occur, the Company would utilize its primary credit facility to replace the funding provided by the ABS facility. In addition, the ABS facility providers can elect to discontinue the program in the event the Company’s senior secured debt credit rating declines to below B- or B3 by Standard & Poor’s Ratings Services or Moody’s Investors Service, respectively. In October 2007 the ABS facility was amended to extend the termination date from October 2007 to April 2008. No assurances can be given that the ABS facility will be extended upon its maturity.

The Company retains a subordinated ownership interest in the pool of receivables sold to Lear ASC Corporation. This retained interest is recorded at fair value, which is generally based on a discounted cash flow analysis. As of December 31, 2007, and December 31, 2006, accounts receivable totaling $543.7 million and $568.6 million, respectively, had been transferred to Lear ASC Corporation, but no undivided interests in the receivables were transferred to the conduits. As such, these retained interests are included in accounts receivable in the accompanying consolidated balance sheets.

During the years ended December 31, 2007, 2006 and 2005, the Company and its subsidiaries sold to Lear ASC Corporation adjusted accounts receivable totaling $3.5 billion, $4.4 billion and $4.2 billion, respectively, under the ABS facility and recognized discounts and other related fees of $0.7 million, $8.0 million and $4.7 million, respectively. These discounts and other related fees are included in other expense, net, in the consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005. The Company continues to service the transferred receivables and receives an annual servicing fee of 1.0% of the sold accounts receivable. The conduit investors and Lear ASC Corporation have no recourse to the other assets of the Company or its subsidiaries for the failure of the accounts receivable obligors to pay timely on the accounts receivable.

Certain cash flows received from and paid to Lear ASC Corporation are shown below (in millions):

For the Year Ended December 31,	2007	2006	2005

Proceeds from (repayments of) securitizations	$—	$(150.0)	$150.0
Proceeds from collections reinvested in securitizations	3,509.8	4,476.2	4,288.1
Servicing fees received	4.8	6.1	5.3

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

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Derivative Instruments and Hedging Activities

The Company uses derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts to manage its exposures to fluctuations in foreign exchange, interest rates and commodity prices. The use of these financial instruments mitigates the Company’s exposure to these risks and the resulting variability of the Company’s operating results. The Company is not a party to leveraged derivatives. On the date a derivative contract is entered into, the Company designates the derivative as either (1) a hedge of a recognized asset or liability or of an unrecognized firm commitment (a fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a cash flow hedge) or (3) a hedge of a net investment in a foreign operation (a net investment hedge).

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

Forward foreign exchange, futures and option contracts — The Company uses forward foreign exchange, futures and option contracts to reduce the effect of fluctuations in foreign exchange rates on short-term, foreign currency denominated intercompany transactions and other known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Mexican peso and various European currencies. Forward foreign exchange, futures and option contracts are accounted for as cash flow hedges when the hedged item is a forecasted transaction or the variability of cash flows to be received or paid relates to a recognized asset or liability. As of December 31, 2007 and 2006, contracts designated as cash flow hedges with $554.4 million and $464.9 million, respectively, of notional amount were outstanding with maturities of less than twelve months. As of December 31, 2007 and 2006, the fair market value of these contracts was approximately $10.5 million and $15.0 million, respectively. As of December 31, 2007 and 2006, other foreign currency derivative contracts that did not qualify for hedge accounting had a total notional amount outstanding of $107.0 and $346.7 million, respectively. These foreign currency derivative contracts consist principally of cash transactions between three and thirty days, hedges of intercompany loans and hedges of certain other balance sheet exposures. As of December 31, 2007 and 2006, the fair market value of these contracts was approximately $0.7 million and $1.6 million respectively.

Interest rate swap and other derivative contracts — The Company uses interest rate swap and other derivative contracts to manage its exposure to fluctuations in interest rates. Interest rate swap and other derivative contracts

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

which fix the interest payments of certain variable rate debt instruments or fix the market rate component of anticipated fixed rate debt instruments are accounted for as cash flow hedges. Interest rate swap contracts which hedge the change in fair market value of certain fixed rate debt instruments are accounted for as fair value hedges. As of December 31, 2007 and 2006, the total notional amount of interest rate swap and other derivative contracts outstanding with maturities prior to September 2011 was $600.0 and $800.0 million, respectively. As of December 31, 2007 and 2006, the fair market value of these contracts was approximately negative $17.8 million and negative $2.7 million, respectively. All of these contracts modify the variable rate characteristics of the Company’s variable rate debt instruments, which are generally set at three-month LIBOR rates, such that the interest rates do not exceed a weighted average of 5.323%. The fair market value of all outstanding interest rate swap and other derivative contracts is subject to changes in value due to changes in interest rates.

Commodity swap contracts — The Company uses derivative instruments to manage the volatility associated with fluctuations in certain commodity prices. These derivatives are utilized to hedge forecasted inventory purchases and to the extent they qualify and meet special hedge accounting criteria, they are accounted for as cash flow hedges. All other commodity derivative contracts that are not designated as hedges are marked to market with changes in fair value recognized immediately in the consolidated statement of operations. As of December 31, 2007 and 2006, the total notional amount of commodity swap contracts outstanding with maturities of less than 12 months was $48.7 million and $5.8 million, respectively. As of December 31, 2007 and 2006, the fair market value of these contracts was negative $4.3 million and negative $0.9 million, respectively.

As of December 31, 2007 and 2006, net gains (losses) of approximately $(5.5) million and $14.7 million, respectively, related to derivative instruments and hedging activities were recorded in accumulated other comprehensive income (loss). During the years ended December 31, 2007, 2006 and 2005, net gains (losses) of approximately $27.1 million, $(2.2) million and $33.5 million, respectively, related to the Company’s hedging activities were reclassified from accumulated other comprehensive income (loss) into earnings. During the year ending December 31, 2008, the Company expects to reclassify into earnings net gains of approximately $3.2 million recorded in accumulated other comprehensive loss. Such gains will be reclassified at the time the underlying hedged transactions are realized. During the years ended December 31, 2007, 2006 and 2005, amounts recognized in the consolidated statements of operations related to changes in the fair value of cash flow and fair value hedges excluded from the effectiveness assessments and the ineffective portion of changes in the fair value of cash flow and fair value hedges were not material.

Non-U.S. dollar financing transactions — The Company designated its Euro-denominated senior notes (Note 9, “Long-Term Debt”) as a net investment hedge of long-term investments in its Euro-functional subsidiaries. As of December 31, 2007, the amount recorded in accumulated other comprehensive income (loss) related to the effective portion of the net investment hedge of foreign operations was approximately negative $154.9 million. Such amount will be included in accumulated other comprehensive loss until the Company liquidates its related net investment in its designated foreign operations.

(16)	Quarterly Financial Data (Unaudited)

	Thirteen Weeks Ended
	March 31,	June 30,	September 29,	December 31,
	2007	2007	2007	2007
	(In millions except per share data)

Net sales	$4,406.1	$4,155.3	$3,574.6	$3,859.0
Gross profit	310.9	337.6	267.3	232.7
Divestiture of Interior business	25.6	(0.7)	(17.1)	2.9
Net income	49.9	123.6	41.0	27.0
Basic net income per share	0.65	1.61	0.53	0.35
Diluted net income per share	0.64	1.58	0.52	0.34

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	Thirteen Weeks Ended
	April 1,	July 1,	September 30,	December 31,
	2006	2006	2006	2006

Net sales	$4,678.5	$4,810.2	$4,069.7	$4,280.5
Gross profit	219.2	284.1	186.8	237.6
Goodwill impairment charges	—	2.9	—	—
Divestiture of Interior business	—	—	28.7	607.3
Income (loss) before cumulative effect of a change in accounting principle	15.0	(6.4)	(74.0)	(645.0)
Net income (loss)	17.9	(6.4)	(74.0)	(645.0)
Basic net income (loss) per share before cumulative effect of a change in accounting principle	0.22	(0.10)	(1.10)	(8.90)
Basic net income (loss) per share	0.27	(0.10)	(1.10)	(8.90)
Diluted net income (loss) per share before cumulative effect of a change in accounting principle	0.22	(0.10)	(1.10)	(8.90)
Diluted net income (loss) per share	0.26	(0.10)	(1.10)	(8.90)

(17)	Accounting Pronouncements

Financial Instruments — The FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” This statement resolves issues related to the application of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to beneficial interests in securitized assets. The provisions of this statement were to be applied prospectively to all financial instruments acquired or issued during fiscal years beginning after September 15, 2006. The effects of adoption were not significant.

The FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140.” This statement requires that all servicing assets and liabilities be initially measured at fair value. The provisions of this statement were to be applied prospectively to all servicing transactions beginning after September 15, 2006. The effects of adoption were not significant.

The FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of this statement are to generally be applied prospectively in the fiscal year beginning January 1, 2008. Other than the newly required disclosures, the Company does not expect the effects of adoption to be significant.

The FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.” This statement provides entities with the option to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The provisions of this statement are effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Currently, the Company does not intend to apply the provisions of SFAS No. 159 to any of its existing financial assets or liabilities.

Pension and Other Postretirement Benefits — The FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).” The Company adopted the funded status recognition provisions of SFAS No. 158 as of December 31, 2006. For a discussion of the effects of adopting the recognition provisions of SFAS No. 158, see Note 11, “Pension and Other Postretirement Benefit Plans.”

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

This statement also requires the measurement of defined benefit plan asset and liabilities as of the annual balance sheet date. Currently, the Company measures its plan assets and liabilities using an early measurement date of September 30, as allowed by the original provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The measurement date provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2008. The Company will adopt the measurement date provisions of SFAS No. 158 in 2008 using the fifteen month measurement approach, under which the Company will record an adjustment to beginning retained deficit as of January 1, 2008 to recognize the net periodic benefit cost for the period October 1, 2007 through December 31, 2007. This adjustment will represent a pro rata portion of the net periodic benefit cost determined for the period beginning October 1, 2007 and ending December 31, 2008. The Company expects to record a pretax transition adjustment of $8.7 million as an increase to beginning retained deficit, $1.5 million as an increase to other comprehensive income (loss) and $7.2 as an increase to other long-term liabilities.

The Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires the recognition of a liability, in accordance with SFAS No. 106, for endorsement split-dollar life insurance arrangements that provide postretirement benefits. This EITF is effective for fiscal periods beginning after December 15, 2007. In accordance with the EITF’s transition provisions, the Company expects to record approximately $3.5 million as a cumulative effect of a change in accounting principle as of January 1, 2008. The cumulative effect adjustment will be recorded as a reduction to beginning stockholders’ equity and an increase to other long-term liabilities. In addition, the Company expects to record additional postretirement benefit expenses of $0.2 million in 2008 associated with the adoption of this EITF.

Business Combinations and Noncontrolling Interests — The FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” This statement significantly changes the financial accounting and reporting of business combination transactions. The provisions of this statement are to be applied prospectively to business combination transactions in the first annual reporting period beginning on or after December 15, 2008.

The FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests in subsidiaries. This statement requires the reporting of all noncontrolling interests as a separate component of stockholders’ equity, the reporting of consolidated net income (loss) as the amount attributable to both the parent and the noncontrolling interests and the separate disclosure of net income (loss) attributable to the parent and to the noncontrolling interests. In addition, this statement provides accounting and reporting guidance related to changes in noncontrolling ownership interests. Other than the reporting requirements described above which require retrospective application, the provisions of SFAS No. 160 are to be applied prospectively in the first annual reporting period beginning on or after December 15, 2008. As of December 31, 2007 and 2006, noncontrolling interests of $26.8 million and $38.0 million, respectively, were recorded in other long-term liabilities on the Company’s consolidated balance sheets. The Company’s consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005 reflect expense of $25.6 million, $18.3 million and $7.2 million, respectively, related to net income attributable to noncontrolling interests.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(18)	Supplemental Guarantor Condensed Consolidating Financial Statements

	December 31, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
			(In millions)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$189.9	$6.1	$405.3	$—	$601.3
Accounts receivable	10.0	229.8	1,907.8	—	2,147.6
Inventories	11.7	104.8	489.0	—	605.5
Other	67.4	36.3	259.9	—	363.6

Total current assets	279.0	377.0	3,062.0	—	3,718.0

LONG-TERM ASSETS:
Property, plant and equipment, net	170.5	220.5	1,001.7	—	1,392.7
Goodwill, net	454.5	551.2	1,048.3	—	2,054.0
Investments in subsidiaries	4,558.7	3,599.2	—	(8,157.9)	—
Other	240.1	17.3	378.3	—	635.7

Total long-term assets	5,423.8	4,388.2	2,428.3	(8,157.9)	4,082.4

	$5,702.8	$4,765.2	$5,490.3	$(8,157.9)	$7,800.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$—	$2.1	$11.8	$—	$13.9
Accounts payable and drafts	117.3	291.7	1,854.8	—	2,263.8
Other accrued liabilities	202.3	219.1	808.7	—	1,230.1
Current portion of long-term debt	87.0	—	9.1	—	96.1

Total current liabilities	406.6	512.9	2,684.4	—	3,603.9

LONG-TERM LIABILITIES:
Long-term debt	2,331.0	—	13.6	—	2,344.6
Intercompany accounts, net	1,751.8	(7.1)	(1,744.7)	—	—
Other	122.7	124.7	513.8	—	761.2

Total long-term liabilities	4,205.5	117.6	(1,217.3)	—	3,105.8

STOCKHOLDERS’ EQUITY	1,090.7	4,134.7	4,023.2	(8,157.9)	1,090.7

	$5,702.8	$4,765.2	$5,490.3	$(8,157.9)	$7,800.4

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	December 31, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
			(In millions)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$195.8	$4.0	$302.9	$—	$502.7
Accounts receivable	12.7	243.5	1,750.7	—	2,006.9
Inventories	15.2	136.9	429.4	—	581.5
Current assets of business held for sale	77.1	217.1	133.6	—	427.8
Other	45.9	29.9	295.6	—	371.4

Total current assets	346.7	631.4	2,912.2	—	3,890.3

LONG-TERM ASSETS:
Property, plant and equipment, net	230.9	284.1	956.7	—	1,471.7
Goodwill, net	454.5	551.1	991.1	—	1,996.7
Investments in subsidiaries	3,691.2	3,258.7	—	(6,949.9)	—
Other	233.7	24.1	234.0	—	491.8

Total long-term assets	4,610.3	4,118.0	2,181.8	(6,949.9)	3,960.2

	$4,957.0	$4,749.4	$5,094.0	$(6,949.9)	$7,850.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$—	$—	$39.3	$—	$39.3
Accounts payable and drafts	157.0	395.7	1,764.7	—	2,317.4
Other accrued liabilities	322.3	145.8	631.2	—	1,099.3
Current liabilities of business held for sale	60.4	226.1	119.2	—	405.7
Current portion of long-term debt	6.0	—	19.6	—	25.6

Total current liabilities	545.7	767.6	2,574.0	—	3,887.3

LONG-TERM LIABILITIES:
Long-term debt	2,413.2	—	21.3	—	2,434.5
Long-term liabilities of business held for sale	—	0.1	48.4	—	48.5
Intercompany accounts, net	1,193.7	503.1	(1,696.8)	—	—
Other	202.4	176.5	499.3	—	878.2

Total long-term liabilities	3,809.3	679.7	(1,127.8)	—	3,361.2

STOCKHOLDERS’ EQUITY	602.0	3,302.1	3,647.8	(6,949.9)	602.0

	$4,957.0	$4,749.4	$5,094.0	$(6,949.9)	$7,850.5

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	For the Year Ended December 31, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
			(In millions)

Net sales	$963.2	$5,004.7	$14,150.3	$(4,123.2)	$15,995.0
Cost of sales	970.1	4,819.3	13,180.3	(4,123.2)	14,846.5
Selling, general and administrative expenses	195.4	29.7	349.6	—	574.7
Divestiture of Interior business	(31.8)	28.1	14.4	—	10.7
Interest (income) expense	99.1	112.3	(12.2)	—	199.2
Intercompany (income) expense, net	(160.8)	30.0	130.8	—	—
Other (income) expense, net	10.0	39.3	(8.6)	—	40.7

Income (loss) before provision for income taxes, minority interests in consolidated subsidiaries and equity in net income of affiliates and subsidiaries	(118.8)	(54.0)	496.0	—	323.2
Provision for income taxes	20.7	1.5	67.7	—	89.9
Minority interests in consolidated subsidiaries	—	0.8	24.8	—	25.6
Equity in net income of affiliates	(7.2)	(1.5)	(25.1)	—	(33.8)
Equity in net income of subsidiaries	(373.8)	(158.0)	—	531.8	—

Net income	$241.5	$103.2	$428.6	$(531.8)	$241.5

	For the Year Ended December 31, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
			(In millions)

Net sales	$1,580.3	$6,889.8	$12,729.4	$(3,360.6)	$17,838.9
Cost of sales	1,691.5	6,755.6	11,824.7	(3,360.6)	16,911.2
Selling, general and administrative expenses	240.5	75.0	331.2	—	646.7
Goodwill impairment charges	—	2.9	—	—	2.9
Divestiture of Interior business	240.4	259.6	136.0	—	636.0
Interest (income) expense	(114.4)	126.1	198.1	—	209.8
Intercompany (income) expense, net	(281.2)	77.4	203.8	—	—
Other expense, net	27.6	48.8	9.3	—	85.7

Income (loss) before provision (benefit) for income taxes, minority interests in consolidated subsidiaries and equity in net (income) loss of affiliates and subsidiaries	(224.1)	(455.6)	26.3	—	(653.4)
Provision (benefit) for income taxes	5.4	(67.4)	116.9	—	54.9
Minority interests in consolidated subsidiaries	—	—	18.3	—	18.3
Equity in net (income) loss of affiliates	(12.7)	(5.2)	1.7	—	(16.2)
Equity in net (income) loss of subsidiaries	493.6	(80.9)	—	(412.7)	—

Loss before cumulative effect of a change in accounting principle	(710.4)	(302.1)	(110.6)	412.7	(710.4)
Cumulative effect of a change in accounting principle	2.9	—	—	—	2.9

Net loss	$(707.5)	$(302.1)	$(110.6)	$412.7	$(707.5)

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	For the Year Ended December 31, 2005
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
			(In millions)

Net sales	$1,657.2	$6,599.0	$11,350.1	$(2,517.1)	$17,089.2
Cost of sales	1,727.4	6,568.4	10,574.5	(2,517.1)	16,353.2
Selling, general and administrative expenses	309.6	2.8	318.2	—	630.6
Goodwill impairment charges	—	1,012.8	—	—	1,012.8
Interest expense	45.9	94.2	43.1	—	183.2
Intercompany (income) expense, net	(373.7)	308.2	65.5	—	—
Other expense, net	6.4	19.4	12.2	—	38.0

Income (loss) before provision (benefit) for income taxes, minority interests in consolidated subsidiaries and equity in net (income) loss of affiliates and subsidiaries	(58.4)	(1,406.8)	336.6	—	(1,128.6)
Provision (benefit) for income taxes	270.2	(140.6)	64.7	—	194.3
Minority interests in consolidated subsidiaries	—	—	7.2	—	7.2
Equity in net (income) loss of affiliates	40.6	(3.5)	14.3	—	51.4
Equity in net (income) loss of subsidiaries	1,012.3	(190.8)	—	(821.5)	—

Net income (loss)	$(1,381.5)	$(1,071.9)	$250.4	$821.5	$(1,381.5)

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	For the Year Ended December 31, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
			(In millions)

Net Cash Provided by Operating Activities	$(202.0)	$27.3	$641.6	$—	$466.9

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(12.8)	(32.0)	(157.4)	—	(202.2)
Cost of acquisitions, net of cash acquired	—	(9.3)	(24.1)	—	(33.4)
Divestiture of Interior business	(34.4)	(12.9)	(53.6)	—	(100.9)
Net proceeds from disposition of businesses and other assets	2.4	2.0	5.6	—	10.0
Other, net	—	—	(13.5)	—	(13.5)

Net cash used in investing activities	(44.8)	(52.2)	(243.0)	—	(340.0)

Cash Flows from Financing Activities:
Repayment of senior notes	(2.9)	—	—	—	(2.9)
Primary credit facility repayments, net	(6.0)	—	—	—	(6.0)
Other long-term debt borrowings (repayments), net	1.3	—	(22.8)	—	(21.5)
Short-term debt borrowings (repayments), net	—	2.1	(12.3)	—	(10.2)
Change in intercompany accounts	244.0	27.9	(271.9)	—	—
Proceeds from exercise of stock options	7.6	—	—	—	7.6
Repurchase of common stock	(4.4)	—	—	—	(4.4)
Increase (decrease) in drafts	1.3	(1.6)	(12.1)	—	(12.4)

Net cash provided by (used in) financing activities	240.9	28.4	(319.1)	—	(49.8)

Effect of foreign currency translation	—	(1.4)	22.9	—	21.5

Net Change in Cash and Cash Equivalents	(5.9)	2.1	102.4	—	98.6
Cash and Cash Equivalents at Beginning of Year	195.8	4.0	302.9	—	502.7

Cash and Cash Equivalents at End of Year	$189.9	$6.1	$405.3	$—	$601.3

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	For the Year Ended December 31, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
			(In millions)

Net Cash Provided by Operating Activities	$28.9	$(102.0)	$358.4	$—	$285.3
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(47.8)	(94.8)	(205.0)	—	(347.6)
Cost of acquisitions, net of cash acquired	—	(24.9)	(5.6)	—	(30.5)
Divestiture of Interior business	(3.7)	(4.7)	(7.8)	—	(16.2)
Net proceeds from disposition of businesses and other assets	2.3	27.2	52.6	—	82.1

Net cash used in investing activities	(49.2)	(97.2)	(165.8)	—	(312.2)

Cash Flows from Financing Activities:
Issuance of senior notes	900.0	—	—	—	900.0
Repayment of senior notes	(1,356.9)	—	—	—	(1,356.9)
Primary credit facility borrowings, net	597.0	—	—	—	597.0
Other long-term debt repayments, net	(44.8)	(10.5)	18.8	—	(36.5)
Short-term debt repayments, net	—	—	(11.8)	—	(11.8)
Change in intercompany accounts	(102.0)	192.6	(90.6)	—	—
Net proceeds from the sale of common stock	199.2	—	—	—	199.2
Dividends paid	(16.8)	—	—	—	(16.8)
Proceeds from exercise of stock options	0.2	—	—	—	0.2
Increase (decrease) in drafts	1.6	(2.3)	3.7	—	3.0

Net cash provided by (used in) financing activities	177.5	179.8	(79.9)	—	277.4

Effect of foreign currency translation	—	18.6	36.3	—	54.9

Net Change in Cash and Cash Equivalents	157.2	(0.8)	149.0	—	305.4
Cash and Cash Equivalents at Beginning of Year	38.6	4.8	153.9	—	197.3

Cash and Cash Equivalents at End of Year	$195.8	$4.0	$302.9	$—	$502.7

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	For the Year Ended December 31, 2005
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
			(In millions)

Net Cash Provided by Operating Activities	$(260.7)	$(15.8)	$837.3	$—	$560.8

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(123.0)	(235.9)	(209.5)	—	(568.4)
Cost of acquisitions, net of cash acquired	—	—	(11.8)	—	(11.8)
Net proceeds from disposition of businesses and other assets	7.8	16.1	9.4	—	33.3
Other, net	1.9	0.6	2.8	—	5.3

Net cash used in investing activities	(113.3)	(219.2)	(209.1)	—	(541.6)

Cash Flows from Financing Activities:
Repayment of senior notes	(600.0)	—	—	—	(600.0)
Primary credit facility borrowings, net	400.0	—	—	—	400.0
Other long-term debt repayments, net	(17.7)	(2.2)	(12.8)	—	(32.7)
Short-term debt repayments, net	—	—	(23.8)	—	(23.8)
Change in intercompany accounts	601.1	234.5	(835.6)	—	—
Dividends paid	(67.2)	—	—	—	(67.2)
Proceeds from exercise of stock options	4.7	—	—	—	4.7
Repurchase of common stock	(25.4)	—	—	—	(25.4)
Increase (decrease) in drafts	(7.1)	1.5	2.3	—	(3.3)
Other, net	0.7	—	—	—	0.7

Net cash provided by (used in) financing activities	289.1	233.8	(869.9)	—	(347.0)

Effect of foreign currency translation	—	2.2	(62.0)	—	(59.8)

Net Change in Cash and Cash Equivalents	(84.9)	1.0	(303.7)	—	(387.6)
Cash and Cash Equivalents at Beginning of Year	123.5	3.8	457.6	—	584.9

Cash and Cash Equivalents at End of Year	$38.6	$4.8	$153.9	$—	$197.3

Basis of Presentation — Certain of the Company’s wholly-owned subsidiaries (the “Guarantors”) have unconditionally fully guaranteed, on a joint and several basis, the punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all of the Company’s obligations under the primary credit facility and the indentures governing the Company’s senior notes, including the Company’s obligations to pay principal, premium, if any, and interest with respect to the senior notes. The senior notes consist of $300 million aggregate principal amount of 8.50% senior notes due 2013, $600 million aggregate principal amount of 8.75% senior notes due 2016, $399.4 million aggregate principal amount of 5.75% senior notes due 2014, Euro 55.6 million aggregate principal amount of 8.125% senior notes due 2008, $41.4 million aggregate principal amount of 8.11% senior notes due 2009 and $0.8 million aggregate principal amount of zero-coupon convertible senior notes due 2022. The Guarantors under the indentures are currently Lear Automotive Dearborn, Inc., Lear Automotive (EEDS) Spain S.L., Lear Corporation EEDS and Interiors, Lear Corporation (Germany) Ltd., Lear Corporation Mexico, S. de R.L. de C.V., Lear Operations Corporation and Lear Seating Holdings Corp. #50. In lieu of providing separate financial statements for the Guarantors, the Company has included the audited supplemental guarantor condensed consolidating financial statements above. These financial statements reflect the guarantors listed above for all periods

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

presented. Management does not believe that separate financial statements of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented.

As of and for the years ended December 31, 2006 and 2005, the supplemental guarantor condensed consolidating financial statements have been restated to reflect certain changes to the equity investments of the guarantor subsidiaries.

Distributions — There are no significant restrictions on the ability of the Guarantors to make distributions to the Company.

Selling, General and Administrative Expenses — During 2007, 2006 and 2005, the Parent allocated $5.7 million, $50.0 million and $62.3 million, respectively, of corporate selling, general and administrative expenses to its operating subsidiaries. The allocations were based on various factors, which estimate usage of particular corporate functions, and in certain instances, other relevant factors, such as the revenues or the number of employees of the Company’s subsidiaries.

Long-Term Debt of the Parent and the Guarantors — A summary of long-term debt of the Parent and the Guarantors on a combined basis is shown below (in millions):

December 31,	2007	2006

Primary credit facility	$991.0	$997.0
Senior notes	1,422.6	1,417.6
Other long-term debt	4.4	4.6

	2,418.0	2,419.2
Less — current portion	(87.0)	(6.0)

	$2,331.0	$2,413.2

The obligations of foreign subsidiary borrowers under the primary credit facility are guaranteed by the Parent.

For a more detailed description of the above indebtedness, see Note 9, “Long-Term Debt.”

The aggregate minimum principal payment requirements on long-term debt of the Parent and the Guarantors, including capital lease obligations, in each of the five years subsequent to December 31, 2007, are shown below (in millions):

Year	Maturities

2008	$87.0
2009	47.4
2010	6.0
2011	6.0
2012	967.0

LEAR CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance				Balance
	as of Beginning			Other	as of End
	of Year	Additions	Retirements	Changes	of Year
	(In millions)

FOR THE YEAR ENDED DECEMBER 31, 2007:
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$14.9	$8.7	$(6.1)	$(0.6)	$16.9
Reserve for unmerchantable inventories	87.1	18.9	(27.2)	4.6	83.4
Restructuring reserves	41.9	150.0	(117.3)	—	74.6
Allowance for deferred tax assets	843.9	65.2	(165.3)	25.6	769.4

	$987.8	$242.8	$(315.9)	$29.6	$944.3

FOR THE YEAR ENDED DECEMBER 31, 2006:
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$20.4	$7.7	$(12.2)	$(1.0)	$14.9
Reserve for unmerchantable inventories	85.7	28.4	(23.3)	(3.7)	87.1
Restructuring reserves	25.5	92.3	(75.9)	—	41.9
Allowance for deferred tax assets	478.3	364.6	(28.4)	29.4	843.9

	$609.9	$493.0	$(139.8)	$24.7	$987.8

FOR THE YEAR ENDED DECEMBER 31, 2005:
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$26.7	$12.5	$(15.8)	$(3.0)	$20.4
Reserve for unmerchantable inventories	86.4	33.8	(23.3)	(11.2)	85.7
Restructuring reserves	20.9	86.8	(80.3)	(1.9)	25.5
Allowance for deferred tax assets	277.7	276.3	(44.5)	(31.2)	478.3

	$411.7	$409.4	$(163.9)	$(47.3)	$609.9

ITEM 9 —	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A —	CONTROLS AND PROCEDURES

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s Chairman, Chief Executive Officer and President along with the Company’s Senior Vice President and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

(c) Attestation Report of the Registered Public Accounting Firm

The attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting is set forth in Item 8, “Consolidated Financial Statements and Supplementary Data,” under the caption “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” and incorporated herein by reference.

(d) Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B —	OTHER INFORMATION

None.

PART III

ITEM 10 —	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 regarding our directors and other corporate governance matters is incorporated by reference to the Proxy Statement sections entitled “Election of Directors” and “Directors and Beneficial Ownership.” The information required by Item 10 regarding our executive officers appears as a supplementary item following Item 4 under Part I of this report. The information required by Item 10 regarding compliance with section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated by reference to the Proxy Statement section entitled “Directors and Beneficial Ownership — Section 16(a) Beneficial Ownership Reporting Compliance.”

Code of Ethics

We have adopted a code of ethics that applies to our executive officers, including our Principal Executive Officer, our Principal Financial Officer and our Principal Accounting Officer. This code of ethics is entitled “Specific Provisions for Executive Officers” within our Code of Business Conduct and Ethics, which can be found on our website at http://www.lear.com. We will post any amendment to or waiver from the provisions of the Code of Business Conduct and Ethics that applies to the executive officers above on the same website and will provide it to shareholders free of charge upon written request.

ITEM 11 —	EXECUTIVE COMPENSATION

See the information under the sections entitled “Directors and Beneficial Ownership — Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” contained in the Proxy Statement, which information is incorporated herein by reference. Notwithstanding anything indicating the contrary set forth in this Report, the “Compensation Committee Report” section of the Proxy Statement shall be deemed to be “furnished” not “filed” for purposes of the Securities Exchange Act of 1934, as amended.

ITEM 12 —	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth herein, the information required by Item 12 is incorporated by reference herein to the Proxy Statement section entitled “Directors and Beneficial Ownership — Security Ownership of Certain Beneficial Owners and Management.”

Equity Compensation Plan Information

Number of Securities
Available for Future
	Number of Securities to be		Weighted Average		Issuance Under Equity
	Issued Upon Exercise of		Exercise Price of		Compensation Plans
	Outstanding Options,		Outstanding Options,		(Excluding Securities
	warrants and Rights		Warrants and Rights		Reflected in Column (a))
As of December 31, 2007	(a)		(b)		(c)

Equity compensation plans approved by security holders(1)	5,940,917	(2)	$27.23	(3)	2,640,910
Equity compensation plans not approved by security holders	—		—		—

Total	5,940,917		$27.23		2,640,910

(1)	Includes the 1996 Stock Option Plan and the Long-Term Stock Incentive Plan.

(2)	Includes 1,871,230 of outstanding options, 2,179,675 of outstanding stock-settled stock appreciation rights, 1,631,987 of outstanding restricted stock units and 258,025 of outstanding performance shares. Does not include 470,153 of outstanding cash-settled stock appreciation rights.

(3)	Reflects outstanding options at a weighted average exercise price of $41.62, outstanding stock-settled stock appreciation rights at a weighted average exercise price of $30.61, outstanding restricted stock units at a weighted average price of $10.51 and outstanding performance shares at a weighted average price of zero.

ITEM 13 —	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the Proxy Statement sections entitled “Certain Relationships and Related-Party Transactions” and “Directors and Beneficial Ownership — Independence of Directors.”

ITEM 14 —	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the Proxy Statement section entitled “Fees of Independent Accountants.”

PART IV

ITEM 15 —	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following documents are filed as part of this Form 10-K.

1. Consolidated Financial Statements:

Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

2. Financial Statement Schedule:

Schedule II — Valuation and Qualifying Accounts

All other financial statement schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned financial statements.

3. The exhibits listed on the “Index to Exhibits” on pages 129 through 136 are filed with this Form 10-K or incorporated by reference as set forth below.

(b) The exhibits listed on the “Index to Exhibits” on pages 129 through 136 are filed with this Form 10-K or incorporated by reference as set forth below.

(c) Additional Financial Statement Schedules

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 15, 2008.

Lear Corporation

By:	/s/ Robert E. Rossiter
Robert E. Rossiter
Chairman, Chief Executive Officer and Presidentand a Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Lear Corporation and in the capacities indicated on February 15, 2008.

/s/ Robert E. Rossiter Robert E. RossiterChairman of the Board of Directors, Chief Executive Officer and President and a Director (Principal Executive Officer)	/s/ Larry W. McCurdy Larry W. McCurdy a Director

/s/ James H. Vandenberghe James H. Vandenberghe Vice Chairman	/s/ Roy E. Parrott Roy E. Parrott a Director
/s/ Matthew J. Simoncini Matthew J. Simoncini Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	/s/ David P. Spalding David P. Spalding a Director

/s/ Dr. David E. Fry Dr. David E. Fry a Director	/s/ James A. Stern James A. Stern a Director
/s/ Vincent J. Intrieri Vincent J. Intrieri a Director	/s/ Henry D.G. Wallace Henry D.G. Wallace a Director
/s/ Justice Conrad L. Mallett Justice Conrad L. Mallett a Director	/s/ Richard F. Wallman Richard F. Wallman a Director

Index to Exhibits

Exhibit
Number	Exhibit

2.1	Agreement and Plan of Merger, dated February 9, 2007, by and among AREP Car Holdings Corp., AREP Car Acquisition Corp. and Lear Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A dated February 9, 2007).
2.2	Voting Agreement, dated February 9, 2007, by an among Lear Corporation, Icahn Partners LP, Icahn Partners Master Fund LP, Koala Holding LLC and High River Limited Partnership (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K/A dated February 9, 2007).
2.3	Guaranty of Payment, dated February 9, 2007, by American Real Estate Partners, L.P. in favor of Lear Corporation (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K/A dated February 9, 2007).
2.4	Amendment No. 1 to Employment Agreement, dated February 9, 2007, between Lear Corporation and Douglas G. DelGrosso (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K/A dated February 9, 2007).
2.5	Amendment No. 1 to Employment Agreement, dated February 9, 2007, between Lear Corporation and Robert E. Rossiter (incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K/A dated February 9, 2007).
2.6	Amendment No. 1 to Employment Agreement, dated February 9, 2007, between Lear Corporation and James H. Vandenberghe (incorporated by reference to Exhibit 2.6 to the Company’s Current Report on Form 8-K/A dated February 9, 2007).
2.7	Amendment No. 1, dated July 9, 2007, to the Agreement and Plan of Merger, dated February 9, 2007, by and among AREP Car Holdings Corp., AREP Car Acquisition Corp. and Lear Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 9, 2007).
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1996).
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Lear Corporation, dated July 17, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 16, 2007).
3.3	By-laws of Lear Corporation, amended as of November 14, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 14, 2007).
3.4	Certificate of Incorporation of Lear Operations Corporation (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-4 filed on June 22, 1999).
3.5	By-laws of Lear Operations Corporation (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-4 filed on June 22, 1999).
3.6	Certificate of Incorporation of Lear Corporation EEDS and Interiors (incorporated by reference to Exhibit 3.7 to the Company’s Registration Statement on Form S-4/A filed on June 6, 2001).
3.7	By-laws of Lear Corporation EEDS and Interiors (incorporated by reference to Exhibit 3.8 to the Company’s Registration Statement on Form S-4/A filed on June 6, 2001).
3.8	Certificate of Incorporation of Lear Seating Holdings Corp. #50 (incorporated by reference to Exhibit 3.9 to the Company’s Registration Statement on Form S-4/A filed on June 6, 2001).
3.9	By-laws of Lear Seating Holdings Corp. #50 (incorporated by reference to Exhibit 3.10 to the Company’s Registration Statement on Form S-4/A filed on June 6, 2001).
3.10	Certificate of Incorporation of Lear Automotive Dearborn, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2006).
3.11	Bylaws of Lear Automotive Dearborn, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2006).
3.12	Certificate of Incorporation of Lear Corporation (Germany) Ltd. (incorporated by reference to Exhibit 3.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

Exhibit
Number	Exhibit

3.13	Certificate of Amendment of Certificate of Incorporation of Lear Corporation (Germany) Ltd. (incorporated by reference to Exhibit 3.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
3.14	Amended and Restated By-laws of Lear Corporation (Germany) Ltd. (incorporated by reference to Exhibit 3.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
3.15	Deed of Transformation of Lear Automotive (EEDS) Spain S.L. (Unofficial English Translation) (incorporated by reference to Exhibit 3.17 to the Company’s Registration Statement on Form S-3 filed on May 8, 2002).
3.16	By-laws of Lear Automotive (EEDS) Spain S.L. (Unofficial English Translation) (incorporated by reference to Exhibit 3.18 to the Company’s Registration Statement on Form S-3 filed on May 8, 2002).
3.17	Articles of Incorporation of Lear Corporation Mexico, S.A. de C.V. (Unofficial English Translation) (incorporated by reference to Exhibit 3.19 to the Company’s Registration Statement on Form S-3 filed on March 28, 2002).
3.18	By-laws of Lear Corporation Mexico, S.A. de C.V. (Unofficial English Translation) (incorporated by reference to Exhibit 3.20 to the Company’s Registration Statement on Form S-3 filed on March 28, 2002).
3.19	By-laws of Lear Corporation Mexico, S. de R.L. de C.V., showing the change of Lear Corporation Mexico, S.A. de C.V. from a corporation to a limited liability, variable capital partnership (Unofficial English Translation) (incorporated by reference to Exhibit 3.18 to the Company’s Registration Statement on Form S-4 filed on December 8, 2006).
4.1	Indenture dated as of May 15, 1999, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and the Bank of New York as Trustee (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1999).
4.2	Supplemental Indenture No. 1 to Indenture dated as of May 15, 1999, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and the Bank of New York as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000).
4.3	Supplemental Indenture No. 2 to Indenture dated as of May 15, 1999, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and the Bank of New York as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
4.4	Supplemental Indenture No. 3 to Indenture dated as of May 15, 1999, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and the Bank of New York as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
4.5	Supplemental Indenture No. 4 to Indenture dated as of May 15, 1999, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and the Bank of New York Trust Company, N.A. (as successor to The Bank of New York), as Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 15, 2005).
4.6	Indenture dated as of March 20, 2001, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and the Bank of New York as Trustee, relating to the 8 1/8% Senior Notes due 2008, including the form of exchange note attached thereto (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4 filed on April 23, 2001).
4.7	Supplemental Indenture No. 1 to Indenture dated as of March 20, 2001, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and the Bank of New York as Trustee (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
4.8	Supplemental Indenture No. 2 to Indenture dated as of March 20, 2001, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and the Bank of New York as Trustee (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

Exhibit
Number	Exhibit

4.9	Supplemental Indenture No. 3 to Indenture dated as of March 20, 2001, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and the Bank of New York as Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 15, 2005).
4.10	Indenture dated as of February 20, 2002, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and the Bank of New York as Trustee (incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
4.11	Supplemental Indenture No. 1 to Indenture dated as of February 20, 2002, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and the Bank of New York as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 26, 2004).
4.12	Supplemental Indenture No. 2 to Indenture dated as of February 20, 2002, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and The Bank of New York Trust Company, N.A. (as successor to The Bank of New York), as Trustee (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 15, 2005).
4.13	Indenture dated as of August 3, 2004, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 3, 2004).
4.14	Supplemental Indenture No. 1 to Indenture dated as of August 3, 2004, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and The Bank of New York Trust Company, N.A. (as successor to BNY Midwest Trust Company, N.A.), as Trustee (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 15, 2005).
4.15	Supplemental Indenture No. 5 to Indenture dated as of May 15, 1999, among Lear Corporation, the Guarantors set forth therein and The Bank of New York Trust Company, N.A. (as successor to The Bank of New York), as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report of Form 8-K dated April 25, 2006).
4.16	Supplemental Indenture No. 4 to Indenture dated as of March 20, 2001, among Lear Corporation, the Guarantors set forth therein and the Bank of New York, as trustee (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 25, 2006).
4.17	Supplemental Indenture No. 3 to Indenture dated as of February 20, 2002, among Lear Corporation, the Guarantors set forth therein and The Bank of New York Trust Company, N.A. (as successor to The Bank of New York), as trustee (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 25, 2006).
4.18	Supplemental Indenture No. 4 to Indenture dated as of February 20, 2002, among Lear Corporation, the Guarantors set forth therein and The Bank of New York Trust Company, N.A. (as successor to The Bank of New York), as trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 14, 2006).
4.19	Supplemental Indenture No. 2 to Indenture dated as of August 3, 2004, among Lear Corporation, the Guarantors set forth therein and The Bank of New York Trust Company, N.A. (as successor to BNY Midwest Trust Company, N.A.), as trustee (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated April 25, 2006).
4.20	Indenture dated as of November 24, 2006, by and among Lear Corporation, certain Subsidiary Guarantors (as defined therein) and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 24, 2006).
10.1	Amended and Restated Credit and Guarantee Agreement, dated as of April 25, 2006, among the Company, Lear Canada, each Foreign Subsidiary Borrower (as defined therein), the Lenders party thereto, Bank of America, N.A., as syndication agent, Citibank, N.A. and Deutsche Bank Securities Inc., as documentation agents, The Bank of Nova Scotia, as documentation agent and Canadian administrative agent, the other Agents named therein and JPMorgan Chase Bank, N.A., as general administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 25, 2006).

Exhibit
Number		Exhibit

10	.2*	Employment Agreement, dated November 15, 2007, between the Company and Robert E. Rossiter (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 14, 2007).
10	.3*	Employment Agreement, dated March 15, 2005, between the Company and James H. Vandenberghe (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 15, 2005).
10	.4*	Consulting Agreement, dated as of November 15, 2007, between the Company and James H. Vandenberghe (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 14, 2007).
10	.5*	Employment Agreement, dated March 15, 2005, between the Company and Douglas G. DelGrosso (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated March 15, 2005).
10	.6*	Separation Agreement, dated October 3, 2007, between the Company and Douglas G. DelGrosso (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 1, 2007).
10	.7*	Employment Agreement, dated March 15, 2005, between the Company and Daniel A. Ninivaggi (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated March 15, 2005).
10	.8*	Employment Agreement, dated March 15, 2005, between the Company and Roger A. Jackson (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated March 15, 2005).
10	.9*	Employment Agreement, dated as of March 15, 2005, between the Company and Raymond E. Scott (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005).
10	.10*	Employment Agreement, dated as of March 15, 2005, between the Company and James M. Brackenbury (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).
10	.11*	Employment Agreement, dated March 3, 2006, between the Company and Matthew J. Simoncini (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2007).
**10	.12*	Employment Agreement, dated as of March 15, 2005, between the Company and Louis R. Salvatore.
**10	.13*	Employment Agreement, effective as of January 1, 2008, between the Company and Terrence B. Larkin.
10	.14*	Lear Corporation 1996 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 1997).
10	.15*	Lear Corporation Long-Term Stock Incentive Plan, as amended and restated, Conformed Copy through Fourth Amendment (incorporated by reference to Exhibit 4.1 of Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-8 filed on November 3, 2006).
10	.16*	Fifth Amendment to the Lear Corporation Long-Term Stock Incentive Plan, effective November 1, 2006 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).
10	.17*	Form of the Long-Term Stock Incentive Plan 2002 Nontransferable Nonqualified Stock Option Terms and Conditions (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
10	.18*	Lear Corporation Outside Directors Compensation Plan, effective January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 7, 2004).
10	.19*	First Amendment to the Lear Corporation Outside Directors Compensation Plan, effective November 1, 2006 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

Exhibit
Number		Exhibit

10	.20*	Form of the Long-Term Stock Incentive Plan 2003 Director Nonqualified, Nontransferable Stock Option Terms and Conditions (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
10	.21*	Form of the Long-Term Stock Incentive Plan 2003 Restricted Stock Unit Terms and Conditions for Management (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
10	.22*	Form of the Lear Corporation 1996 Stock Option Plan Stock Option Agreement (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).
10.23		Stock Purchase Agreement dated as of March 16, 1999, by and between Nevada Bond Investment Corp. II and Lear Corporation (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated March 16, 1999).
10.24		Stock Purchase Agreement dated as of May 7, 1999, between Lear Corporation and Johnson Electric Holdings Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 7, 1999).
10.25		Registration Rights Agreement dated as of November 24, 2006, among Lear Corporation, certain Subsidiary Guarantors (as defined therein) and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 24, 2006).
10	.26*	Lear Corporation Executive Supplemental Savings Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 4, 2005).
10	.27*	First Amendment to the Lear Corporation Executive Supplemental Savings Plan, dated as of November 10, 2005 (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
10	.28*	Second Amendment to the Lear Corporation Executive Supplemental Savings Plan, dated as of December 21, 2006 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).
**10	.29*	Third Amendment to the Lear Corporation Executive Supplemental Savings Plan, dated as of May 9, 2007.
10	.30*	Fourth Amendment to the Lear Corporation Executive Supplemental Savings Plan, effective as of December 18, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 18, 2007).
10	.31*	2005 Management Stock Purchase Plan (U.S.) Terms and Conditions (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
10	.32*	2005 Management Stock Purchase Plan (Non-U.S.) Terms and Conditions (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
10	.33*	2006 Management Stock Purchase Plan (U.S.) Terms and Conditions (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
10	.34*	2006 Management Stock Purchase Plan (Non-U.S.) Terms and Conditions (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
10	.35*	2007 Management Stock Purchase Plan (U.S.) Terms and Conditions (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).
10	.36*	2007 Management Stock Purchase Plan (Non-U.S.) Terms and Conditions (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).
**10	.37*	2008 Management Stock Purchase Plan (U.S.) Terms and Conditions.
**10	.38*	2008 Management Stock Purchase Plan (Non-U.S.) Terms and Conditions.

Exhibit
Number		Exhibit

10	.39*	Form of Performance Share Award Agreement for the three-year period ending December 31, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 10, 2005).
10	.40*	Long-Term Stock Incentive Plan 2005 Restricted Stock Unit Terms and Conditions (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005).
10	.41*	Long-Term Stock Incentive Plan 2006 Restricted Stock Unit Terms and Conditions (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).
**10	.42*	Long-Term Stock Incentive Plan 2007 Restricted Stock Unit Terms and Conditions.
10	.43*	Long-Term Stock Incentive Plan 2005 Stock Appreciation Rights Terms and Conditions (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005).
10	.44*	Long-Term Stock Incentive Plan 2006 and 2007 Stock Appreciation Rights Terms and Conditions (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).
**10	.45*	Long-Term Stock Incentive Plan Restricted Stock Unit Terms and Conditions for James H. Vandenberghe.
10	.46*	Lear Corporation Estate Preservation Plan (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
10	.47*	Lear Corporation Pension Equalization Program, as amended through August 15, 2003 (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
10	.48*	First Amendment to the Lear Corporation Pension Equalization Program, dated as of December 21, 2006 (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).
**10	.49*	Second Amendment to the Lear Corporation Pension Equalization Program, dated as of May 9, 2007.
10	.50*	Third Amendment to the Lear Corporation Pension Equalization Program, effective as of December 18, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 18, 2007).
10	.51*	Lear Corporation Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 10, 2005).
10.52		Form of Amended and Restated Indemnity Agreement between the Company and each of its directors (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).
10	.53*	Form of the Long-Term Stock Incentive Plan 2004 Restricted Stock Unit Terms & Conditions for Management (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 11, 2004).
10.54		Sale and Purchase Agreement dated as of July 20, 2006, by and among the Company, Lear East European Operations S.a.r.l., Lear Holdings (Hungary) Kft, Lear Corporation GmbH, Lear Corporation Sweden AB, Lear Corporation Poland Sp.zo.o., International Automotive Components Group LLC, International Automotive Components Group SARL, International Automotive Components Group Limited, International Automotive Components Group GmbH and International Automotive Components Group AB (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 20, 2006).
10.55		Stock Purchase Agreement dated as of October 17, 2006, among the Company, Icahn Partners LP, Icahn Partners Master Fund LP and Koala Holding LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 17, 2006).
10	.56*	Form of Performance Share Award Agreement under the Lear Corporation Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 23, 2006).

Exhibit
Number		Exhibit

10	.57*	Restricted Stock Award Agreement dated as of November 9, 2006, by and between the Company and Daniel A. Ninivaggi (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 9, 2006).
10	.58*	Form of Cash-Settled Performance Unit Award Agreement under the Lear Corporation Long-Term Stock Incentive Plan for the 2007-2009 Performance Period (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 8, 2007).
10	.59*	Form of Cash-Settled Performance Unit Award Agreement under the Lear Corporation Long-Term Stock Incentive Plan for the 2008-2010 Performance Period (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 14, 2007).
10.60		Asset Purchase Agreement dated as of November 30, 2006, by and among Lear Corporation, International Automotive Components Group North America, Inc., WL Ross & Co. LLC, Franklin Mutual Advisers, LLC and International Automotive Components Group North America, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 30, 2006).
10.61		Form of Limited Liability Company Agreement of International Automotive Components Group North America, LLC. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 30, 2006).
10.62		Limited Liability Company Agreement of International Automotive Components Group North America, LLC dated as of March 31, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 31, 2007).
10.63		Amendment No. 1 to the Asset Purchase Agreement dated as of March 31, 2007, by and among Lear Corporation, International Automotive Components Group North America, Inc., WL Ross & Co. LLC, Franklin Mutual Advisers, LLC and International Automotive Components Group North America, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 31, 2007).
10.64		Amendment No. 1, dated July 9, 2007, to the Stock Purchase Agreement, dated October 17, 2006, among Lear Corporation, Icahn Partners LP, Icahn Master Fund LP and Koala Holding LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 9, 2007).
10.65		Registration Rights Agreement, dated as of July 9, 2007, by and among Lear Corporation and AREP Car Holdings Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 9, 2007).
10.66		Amended and Restated Limited Liability Company Agreement of International Automotive Components Group North America, LLC, dated as of October 11, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 11, 2007).
** 10	.67*	Form of Performance Share Award Agreement for the three-year period ending December 31, 2009.
** 10	.68*	Fifth Amendment to the Lear Corporation Executive Supplemental Savings Plan, dated as February 14, 2008.
** 11.1		Computation of net income per share.
** 12.1		Computation of ratios of earnings to fixed charges.
** 21.1		List of subsidiaries of the Company.
** 23.1		Consent of Ernst & Young LLP.
** 31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
** 31.2		Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
** 32.1		Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
** 32.2		Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Exhibit

*	Compensatory plan or arrangement.
**	Filed herewith.