Form 10-K/A
period 2007-12-31
LEAR CORP
filed 2008-03-03
CIK 842162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) amends our annual report for the fiscal year ended December 31, 2007, originally filed with the Securities and Exchange Commission (“SEC”) on February 15, 2008 (the “Form 10-K”). We are filing this Form 10-K/A to correct a transmission error made in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Year Ended December 31, 2007, Compared With Year Ended December 31, 2006.” No other corrections are being made herein but, in the interest of clarity, this amended report amends and restates in its entirety the previously filed report.

This Form 10-K/A continues to speak as of the date of the Form 10-K and no attempt has been made in this Form 10-K/A to modify or update disclosures in the original Form 10-K except as noted above. This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update any related disclosures and any information not affected by the amendment contained in this Form 10-K/A is unchanged and reflects the disclosure made at the time of the filing of the Form 10-K with the SEC. In particular, any forward-looking statements included in this Form 10-K/A represent management’s view as of the filing date of the Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with any documents incorporated by reference in the Form 10-K and our filings made with the SEC subsequent to the filing of the Form 10-K, including any amendments to those filings.

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
Long-Term Stock Incentive Plan 2007 Stock Appreciation Rights Terms and Conditions
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

Selling, general and administrative expenses, including research and development, were $575 million for the year ended December 31, 2007, as compared to $647 million for the year ended December 31, 2006. As a percentage of net sales, selling, general and administrative expenses were 3.6% in 2007 and 2006. The decrease in selling, general and administrative expenses was largely due to reductions of $54 million related to the divestiture of our interior business, a curtailment gain of $36 million related to our decision to freeze our U.S. salaried pension plan, as well as a reduction in engineering and tooling costs, which were partially offset by costs related to the merger transaction of $35 million.

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

3. The exhibits listed on the “Index to Exhibits” on pages 129 through 135 are filed with this Form 10-K or incorporated by reference as set forth below.

(b) The exhibits listed on the “Index to Exhibits” on pages 129 through 135 are filed with this Form 10-K or incorporated by reference as set forth below.

(c) Additional Financial Statement Schedules

None.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION a Delaware corporation

Date: March 3, 2008	By: /s/ Terrence B. Larkin Name: Terrence B. Larkin Title: Senior Vice President, General Counsel and Corporate Secretary

Index to Exhibits

Exhibit
Number	Exhibit

2.1	Agreement and Plan of Merger, dated February 9, 2007, by and among AREP Car Holdings Corp., AREP Car Acquisition Corp. and Lear Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A dated February 9, 2007).
2.2	Voting Agreement, dated February 9, 2007, by an among Lear Corporation, Icahn Partners LP, Icahn Partners Master Fund LP, Koala Holding LLC and High River Limited Partnership (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K/A dated February 9, 2007).
2.3	Guaranty of Payment, dated February 9, 2007, by American Real Estate Partners, L.P. in favor of Lear Corporation (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K/A dated February 9, 2007).
2.4	Amendment No. 1 to Employment Agreement, dated February 9, 2007, between Lear Corporation and Douglas G. DelGrosso (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K/A dated February 9, 2007).
2.5	Amendment No. 1 to Employment Agreement, dated February 9, 2007, between Lear Corporation and Robert E. Rossiter (incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K/A dated February 9, 2007).
2.6	Amendment No. 1 to Employment Agreement, dated February 9, 2007, between Lear Corporation and James H. Vandenberghe (incorporated by reference to Exhibit 2.6 to the Company’s Current Report on Form 8-K/A dated February 9, 2007).
2.7	Amendment No. 1, dated July 9, 2007, to the Agreement and Plan of Merger, dated February 9, 2007, by and among AREP Car Holdings Corp., AREP Car Acquisition Corp. and Lear Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 9, 2007).
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1996).
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Lear Corporation, dated July 17, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 16, 2007).
3.3	By-laws of Lear Corporation, amended as of November 14, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 14, 2007).
3.4	Certificate of Incorporation of Lear Operations Corporation (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-4 filed on June 22, 1999).
3.5	By-laws of Lear Operations Corporation (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-4 filed on June 22, 1999).
3.6	Certificate of Incorporation of Lear Corporation EEDS and Interiors (incorporated by reference to Exhibit 3.7 to the Company’s Registration Statement on Form S-4/A filed on June 6, 2001).
3.7	By-laws of Lear Corporation EEDS and Interiors (incorporated by reference to Exhibit 3.8 to the Company’s Registration Statement on Form S-4/A filed on June 6, 2001).
3.8	Certificate of Incorporation of Lear Seating Holdings Corp. #50 (incorporated by reference to Exhibit 3.9 to the Company’s Registration Statement on Form S-4/A filed on June 6, 2001).
3.9	By-laws of Lear Seating Holdings Corp. #50 (incorporated by reference to Exhibit 3.10 to the Company’s Registration Statement on Form S-4/A filed on June 6, 2001).
3.10	Certificate of Incorporation of Lear Automotive Dearborn, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2006).
3.11	Bylaws of Lear Automotive Dearborn, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2006).
3.12	Certificate of Incorporation of Lear Corporation (Germany) Ltd. (incorporated by reference to Exhibit 3.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

Exhibit
Number	Exhibit

3.13	Certificate of Amendment of Certificate of Incorporation of Lear Corporation (Germany) Ltd. (incorporated by reference to Exhibit 3.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
3.14	Amended and Restated By-laws of Lear Corporation (Germany) Ltd. (incorporated by reference to Exhibit 3.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
3.15	Deed of Transformation of Lear Automotive (EEDS) Spain S.L. (Unofficial English Translation) (incorporated by reference to Exhibit 3.17 to the Company’s Registration Statement on Form S-3 filed on May 8, 2002).
3.16	By-laws of Lear Automotive (EEDS) Spain S.L. (Unofficial English Translation) (incorporated by reference to Exhibit 3.18 to the Company’s Registration Statement on Form S-3 filed on May 8, 2002).
3.17	Articles of Incorporation of Lear Corporation Mexico, S.A. de C.V. (Unofficial English Translation) (incorporated by reference to Exhibit 3.19 to the Company’s Registration Statement on Form S-3 filed on March 28, 2002).
3.18	By-laws of Lear Corporation Mexico, S.A. de C.V. (Unofficial English Translation) (incorporated by reference to Exhibit 3.20 to the Company’s Registration Statement on Form S-3 filed on March 28, 2002).
3.19	By-laws of Lear Corporation Mexico, S. de R.L. de C.V., showing the change of Lear Corporation Mexico, S.A. de C.V. from a corporation to a limited liability, variable capital partnership (Unofficial English Translation) (incorporated by reference to Exhibit 3.18 to the Company’s Registration Statement on Form S-4 filed on December 8, 2006).
4.1	Indenture dated as of May 15, 1999, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and the Bank of New York as Trustee (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1999).
4.2	Supplemental Indenture No. 1 to Indenture dated as of May 15, 1999, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and the Bank of New York as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000).
4.3	Supplemental Indenture No. 2 to Indenture dated as of May 15, 1999, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and the Bank of New York as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
4.4	Supplemental Indenture No. 3 to Indenture dated as of May 15, 1999, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and the Bank of New York as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
4.5	Supplemental Indenture No. 4 to Indenture dated as of May 15, 1999, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and the Bank of New York Trust Company, N.A. (as successor to The Bank of New York), as Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 15, 2005).
4.6	Indenture dated as of March 20, 2001, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and the Bank of New York as Trustee, relating to the 8 1/8% Senior Notes due 2008, including the form of exchange note attached thereto (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4 filed on April 23, 2001).
4.7	Supplemental Indenture No. 1 to Indenture dated as of March 20, 2001, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and the Bank of New York as Trustee (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
4.8	Supplemental Indenture No. 2 to Indenture dated as of March 20, 2001, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and the Bank of New York as Trustee (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

Exhibit
Number	Exhibit

4.9	Supplemental Indenture No. 3 to Indenture dated as of March 20, 2001, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and the Bank of New York as Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 15, 2005).
4.10	Indenture dated as of February 20, 2002, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and the Bank of New York as Trustee (incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
4.11	Supplemental Indenture No. 1 to Indenture dated as of February 20, 2002, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and the Bank of New York as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 26, 2004).
4.12	Supplemental Indenture No. 2 to Indenture dated as of February 20, 2002, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and The Bank of New York Trust Company, N.A. (as successor to The Bank of New York), as Trustee (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 15, 2005).
4.13	Indenture dated as of August 3, 2004, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 3, 2004).
4.14	Supplemental Indenture No. 1 to Indenture dated as of August 3, 2004, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and The Bank of New York Trust Company, N.A. (as successor to BNY Midwest Trust Company, N.A.), as Trustee (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 15, 2005).
4.15	Supplemental Indenture No. 5 to Indenture dated as of May 15, 1999, among Lear Corporation, the Guarantors set forth therein and The Bank of New York Trust Company, N.A. (as successor to The Bank of New York), as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report of Form 8-K dated April 25, 2006).
4.16	Supplemental Indenture No. 4 to Indenture dated as of March 20, 2001, among Lear Corporation, the Guarantors set forth therein and the Bank of New York, as trustee (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 25, 2006).
4.17	Supplemental Indenture No. 3 to Indenture dated as of February 20, 2002, among Lear Corporation, the Guarantors set forth therein and The Bank of New York Trust Company, N.A. (as successor to The Bank of New York), as trustee (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 25, 2006).
4.18	Supplemental Indenture No. 4 to Indenture dated as of February 20, 2002, among Lear Corporation, the Guarantors set forth therein and The Bank of New York Trust Company, N.A. (as successor to The Bank of New York), as trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 14, 2006).
4.19	Supplemental Indenture No. 2 to Indenture dated as of August 3, 2004, among Lear Corporation, the Guarantors set forth therein and The Bank of New York Trust Company, N.A. (as successor to BNY Midwest Trust Company, N.A.), as trustee (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated April 25, 2006).
4.20	Indenture dated as of November 24, 2006, by and among Lear Corporation, certain Subsidiary Guarantors (as defined therein) and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 24, 2006).
10.1	Amended and Restated Credit and Guarantee Agreement, dated as of April 25, 2006, among the Company, Lear Canada, each Foreign Subsidiary Borrower (as defined therein), the Lenders party thereto, Bank of America, N.A., as syndication agent, Citibank, N.A. and Deutsche Bank Securities Inc., as documentation agents, The Bank of Nova Scotia, as documentation agent and Canadian administrative agent, the other Agents named therein and JPMorgan Chase Bank, N.A., as general administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 25, 2006).

Exhibit
Number		Exhibit

10	.2*	Employment Agreement, dated November 15, 2007, between the Company and Robert E. Rossiter (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 14, 2007).
10	.3*	Employment Agreement, dated March 15, 2005, between the Company and James H. Vandenberghe (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 15, 2005).
10	.4*	Consulting Agreement, dated as of November 15, 2007, between the Company and James H. Vandenberghe (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 14, 2007).
10	.5*	Employment Agreement, dated March 15, 2005, between the Company and Douglas G. DelGrosso (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated March 15, 2005).
10	.6*	Separation Agreement, dated October 3, 2007, between the Company and Douglas G. DelGrosso (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 1, 2007).
10	.7*	Employment Agreement, dated March 15, 2005, between the Company and Daniel A. Ninivaggi (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated March 15, 2005).
10	.8*	Employment Agreement, dated March 15, 2005, between the Company and Roger A. Jackson (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated March 15, 2005).
10	.9*	Employment Agreement, dated as of March 15, 2005, between the Company and Raymond E. Scott (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005).
10	.10*	Employment Agreement, dated as of March 15, 2005, between the Company and James M. Brackenbury (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).
10	.11*	Employment Agreement, dated March 3, 2006, between the Company and Matthew J. Simoncini (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2007).
**10	.12*	Employment Agreement, dated as of March 15, 2005, between the Company and Louis R. Salvatore.
**10	.13*	Employment Agreement, effective as of January 1, 2008, between the Company and Terrence B. Larkin.
10	.14*	Lear Corporation 1996 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 1997).
10	.15*	Lear Corporation Long-Term Stock Incentive Plan, as amended and restated, Conformed Copy through Fourth Amendment (incorporated by reference to Exhibit 4.1 of Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-8 filed on November 3, 2006).
10	.16*	Fifth Amendment to the Lear Corporation Long-Term Stock Incentive Plan, effective November 1, 2006 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).
10	.17*	Form of the Long-Term Stock Incentive Plan 2002 Nontransferable Nonqualified Stock Option Terms and Conditions (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
10	.18*	Lear Corporation Outside Directors Compensation Plan, effective January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 7, 2004).
10	.19*	First Amendment to the Lear Corporation Outside Directors Compensation Plan, effective November 1, 2006 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

Exhibit
Number		Exhibit

10	.20*	Form of the Long-Term Stock Incentive Plan 2003 Director Nonqualified, Nontransferable Stock Option Terms and Conditions (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
10	.21*	Form of the Long-Term Stock Incentive Plan 2003 Restricted Stock Unit Terms and Conditions for Management (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
10	.22*	Form of the Lear Corporation 1996 Stock Option Plan Stock Option Agreement (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).
10.23		Stock Purchase Agreement dated as of March 16, 1999, by and between Nevada Bond Investment Corp. II and Lear Corporation (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated March 16, 1999).
10.24		Stock Purchase Agreement dated as of May 7, 1999, between Lear Corporation and Johnson Electric Holdings Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 7, 1999).
10.25		Registration Rights Agreement dated as of November 24, 2006, among Lear Corporation, certain Subsidiary Guarantors (as defined therein) and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 24, 2006).
10	.26*	Lear Corporation Executive Supplemental Savings Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 4, 2005).
10	.27*	First Amendment to the Lear Corporation Executive Supplemental Savings Plan, dated as of November 10, 2005 (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
10	.28*	Second Amendment to the Lear Corporation Executive Supplemental Savings Plan, dated as of December 21, 2006 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).
**10	.29*	Third Amendment to the Lear Corporation Executive Supplemental Savings Plan, dated as of May 9, 2007.
10	.30*	Fourth Amendment to the Lear Corporation Executive Supplemental Savings Plan, effective as of December 18, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 18, 2007).
10	.31*	2005 Management Stock Purchase Plan (U.S.) Terms and Conditions (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
10	.32*	2005 Management Stock Purchase Plan (Non-U.S.) Terms and Conditions (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
10	.33*	2006 Management Stock Purchase Plan (U.S.) Terms and Conditions (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
10	.34*	2006 Management Stock Purchase Plan (Non-U.S.) Terms and Conditions (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
10	.35*	2007 Management Stock Purchase Plan (U.S.) Terms and Conditions (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).
10	.36*	2007 Management Stock Purchase Plan (Non-U.S.) Terms and Conditions (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).
**10	.37*	2008 Management Stock Purchase Plan (U.S.) Terms and Conditions.
**10	.38*	2008 Management Stock Purchase Plan (Non-U.S.) Terms and Conditions.
10	.39*	Form of Performance Share Award Agreement for the three-year period ending December 31, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 10, 2005).

Exhibit
Number		Exhibit

10	.40*	Long-Term Stock Incentive Plan 2005 Restricted Stock Unit Terms and Conditions (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005).
10	.41*	Long-Term Stock Incentive Plan 2006 Restricted Stock Unit Terms and Conditions (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).
**10	.42*	Long-Term Stock Incentive Plan 2007 Restricted Stock Unit Terms and Conditions.
10	.43*	Long-Term Stock Incentive Plan 2005 Stock Appreciation Rights Terms and Conditions (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005).
10	.44*	Long-Term Stock Incentive Plan 2006 and 2007 Stock Appreciation Rights Terms and Conditions (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).
**10	.45*	Long-Term Stock Incentive Plan Restricted Stock Unit Terms and Conditions for James H. Vandenberghe.
10	.46*	Lear Corporation Estate Preservation Plan (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
10	.47*	Lear Corporation Pension Equalization Program, as amended through August 15, 2003 (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
10	.48*	First Amendment to the Lear Corporation Pension Equalization Program, dated as of December 21, 2006 (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).
**10	.49*	Second Amendment to the Lear Corporation Pension Equalization Program, dated as of May 9, 2007.
10	.50*	Third Amendment to the Lear Corporation Pension Equalization Program, effective as of December 18, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 18, 2007).
10	.51*	Lear Corporation Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 10, 2005).
10.52		Form of Amended and Restated Indemnity Agreement between the Company and each of its directors (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).
10	.53*	Form of the Long-Term Stock Incentive Plan 2004 Restricted Stock Unit Terms & Conditions for Management (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 11, 2004).
10.54		Sale and Purchase Agreement dated as of July 20, 2006, by and among the Company, Lear East European Operations S.a.r.l., Lear Holdings (Hungary) Kft, Lear Corporation GmbH, Lear Corporation Sweden AB, Lear Corporation Poland Sp.zo.o., International Automotive Components Group LLC, International Automotive Components Group SARL, International Automotive Components Group Limited, International Automotive Components Group GmbH and International Automotive Components Group AB (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 20, 2006).
10.55		Stock Purchase Agreement dated as of October 17, 2006, among the Company, Icahn Partners LP, Icahn Partners Master Fund LP and Koala Holding LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 17, 2006).
10	.56*	Form of Performance Share Award Agreement under the Lear Corporation Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 23, 2006).
10	.57*	Restricted Stock Award Agreement dated as of November 9, 2006, by and between the Company and Daniel A. Ninivaggi (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 9, 2006).

Exhibit
Number		Exhibit

10	.58*	Form of Cash-Settled Performance Unit Award Agreement under the Lear Corporation Long-Term Stock Incentive Plan for the 2007-2009 Performance Period (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 8, 2007).
10	.59*	Form of Cash-Settled Performance Unit Award Agreement under the Lear Corporation Long-Term Stock Incentive Plan for the 2008-2010 Performance Period (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 14, 2007).
10.60		Asset Purchase Agreement dated as of November 30, 2006, by and among Lear Corporation, International Automotive Components Group North America, Inc., WL Ross & Co. LLC, Franklin Mutual Advisers, LLC and International Automotive Components Group North America, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 30, 2006).
10.61		Form of Limited Liability Company Agreement of International Automotive Components Group North America, LLC. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 30, 2006).
10.62		Limited Liability Company Agreement of International Automotive Components Group North America, LLC dated as of March 31, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 31, 2007).
10.63		Amendment No. 1 to the Asset Purchase Agreement dated as of March 31, 2007, by and among Lear Corporation, International Automotive Components Group North America, Inc., WL Ross & Co. LLC, Franklin Mutual Advisers, LLC and International Automotive Components Group North America, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 31, 2007).
10.64		Amendment No. 1, dated July 9, 2007, to the Stock Purchase Agreement, dated October 17, 2006, among Lear Corporation, Icahn Partners LP, Icahn Master Fund LP and Koala Holding LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 9, 2007).
10.65		Registration Rights Agreement, dated as of July 9, 2007, by and among Lear Corporation and AREP Car Holdings Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 9, 2007).
10.66		Amended and Restated Limited Liability Company Agreement of International Automotive Components Group North America, LLC, dated as of October 11, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 11, 2007).
** 10	.67*	Form of Performance Share Award Agreement for the three-year period ending December 31, 2009.
** 10	.68*	Fifth Amendment to the Lear Corporation Executive Supplemental Savings Plan, dated as February 14, 2008.
** 11.1		Computation of net income per share.
** 12.1		Computation of ratios of earnings to fixed charges.
** 21.1		List of subsidiaries of the Company.
** 23.1		Consent of Ernst & Young LLP.
** 31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
** 31.2		Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
** 32.1		Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
** 32.2		Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*		Compensatory plan or arrangement.
**		Filed herewith.