Form 10-Q
period 2008-03-29
LEAR CORP
filed 2008-05-02
CIK 842162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2008.

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

As of April 25, 2008, the number of shares outstanding of the registrant’s common stock was 77,305,265 shares.

LEAR CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 29, 2008

LEAR CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTRODUCTION TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We have prepared the condensed consolidated financial statements of Lear Corporation and subsidiaries, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K/A, as filed with the Securities and Exchange Commission, for the year ended December 31, 2007.

The financial information presented reflects all adjustments (consisting of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of operations and cash flows and statements of financial position for the interim periods presented. These results are not necessarily indicative of a full year’s results of operations.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 29, 2008	December 31, 2007

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$701.9	$601.3
Accounts receivable	2,380.1	2,147.6
Inventories	669.8	605.5
Other	382.1	363.6

Total current assets	4,133.9	3,718.0

LONG-TERM ASSETS:
Property, plant and equipment, net	1,402.1	1,392.7
Goodwill, net	2,087.5	2,054.0
Other	660.1	635.7

Total long-term assets	4,149.7	4,082.4

	$8,283.6	$7,800.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$13.5	$13.9
Accounts payable and drafts	2,497.2	2,263.8
Accrued liabilities	1,311.4	1,230.1
Current portion of long-term debt	99.6	96.1

Total current liabilities	3,921.7	3,603.9

LONG-TERM LIABILITIES:
Long-term debt	2,345.5	2,344.6
Other	766.6	761.2

Total long-term liabilities	3,112.1	3,105.8

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 150,000,000 shares authorized; 82,547,651 shares issued as of March 29, 2008 and December 31, 2007	0.8	0.8
Additional paid-in capital	1,374.3	1,373.3
Common stock held in treasury, 5,244,036 shares as of March 29, 2008, and 5,357,686 shares as of December 31, 2007, at cost	(189.1)	(194.5)
Retained deficit	(50.6)	(116.5)
Accumulated other comprehensive income	114.4	27.6

Total stockholders’ equity	1,249.8	1,090.7

	$8,283.6	$7,800.4

The accompanying notes are an integral part of these condensed consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in millions, except per share data)

	Three Months Ended

	March 29, 2008	March 31, 2007

Net sales	$3,857.6	$4,406.1

Cost of sales	3,561.5	4,095.2
Selling, general and administrative expenses	133.2	126.5
Divestiture of Interior business	—	25.6
Interest expense	47.4	51.5
Other expense, net	6.0	25.0

Income before provision for income taxes	109.5	82.3
Provision for income taxes	31.3	32.4

Net income	$78.2	$49.9

Basic net income per share	$1.01	$0.65

Diluted net income per share	$1.00	$0.64

The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three Months Ended

	March 29, 2008	March 31, 2007

Cash Flows from Operating Activities:
Net income	$78.2	$49.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Divestiture of Interior business	—	25.6
Depreciation and amortization	74.5	74.5
Net change in recoverable customer engineering and tooling	2.9	23.8
Net change in working capital items	(137.2)	(150.4)
Net change in sold accounts receivable	111.7	(38.9)
Other, net	(4.3)	(26.3)

Net cash provided by (used in) operating activities	125.8	(41.8)

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(45.5)	(29.2)
Divestiture of Interior business	—	(57.3)
Other, net	13.3	(28.6)

Net cash used in investing activities	(32.2)	(115.1)

Cash Flows from Financing Activities:
Long-term debt repayments, net	(2.4)	(3.6)
Short-term debt repayments, net	(0.8)	(11.0)
Proceeds from exercise of stock options	—	5.7
Repurchase of common stock	(1.6)	—
Decrease in drafts	(1.9)	(13.5)

Net cash used in financing activities	(6.7)	(22.4)

Effect of foreign currency translation	13.7	7.0

Net Change in Cash and Cash Equivalents	100.6	(172.3)
Cash and Cash Equivalents as of Beginning of Period	601.3	502.7

Cash and Cash Equivalents as of End of Period	$701.9	$330.4

Changes in Working Capital Items:
Accounts receivable	$(262.1)	$(434.2)
Inventories	(46.8)	(20.6)
Accounts payable	144.2	224.5
Accrued liabilities and other	27.5	79.9

Net change in working capital items	$(137.2)	$(150.4)

Supplementary Disclosure:
Cash paid for interest	$18.9	$36.9

Cash paid for income taxes	$14.2	$45.7

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

The Company and its affiliates design and manufacture complete automotive seat systems, electrical distribution systems and select electronic products. Through the first quarter of 2007, the Company also supplied automotive interior systems and components, including instrument panels and cockpit systems, headliners and overhead systems, door panels and flooring and acoustic systems (Note 2, “Divestiture of Interior Business”). The Company’s main customers are automotive original equipment manufacturers. The Company operates facilities worldwide.

Certain amounts in the prior period’s financial statements have been reclassified to conform to the presentation used in the quarter ended March 29, 2008.

(2) Divestiture of Interior Business

On March 31, 2007, the Company completed the transfer of substantially all of the assets of the Company’s North American interior business (as well as its interests in two China joint ventures and $27.4 million of cash) to International Automotive Components Group North America, Inc. and International Automotive Components Group North America, LLC (together, “IAC North America”). In connection with this transaction, the Company recorded a loss on divestiture of interior business of $611.5, of which $4.6 million was recognized in 2007 ($21.2 million in the first quarter of 2007) and $606.9 million was recognized in 2006. The Company also recognized additional costs related to the divestiture, including $6.2 million recorded as cost of sales and $2.0 million recorded as selling, general and administrative expenses in the accompanying condensed consolidated statement of income for the three months ended March 31, 2007.

The divestiture of the Company’s North American interior business substantially completed the disposition of the Company’s interior business. In 2006, the Company completed the contribution of substantially all of its European interior business to International Automotive Components Group, LLC (“IAC Europe”), in exchange for a one-third equity interest in IAC Europe. In connection with this transaction, the Company recorded a loss on divestiture of interior business of $35.2 million, of which $6.1 million was recognized in 2007 ($4.4 million in the first quarter of 2007) and $29.1 million was recognized in 2006.

(3) Restructuring Activities

In 2005, the Company implemented a comprehensive restructuring strategy intended to (i) better align the Company’s manufacturing capacity with the changing needs of its customers, (ii) eliminate excess capacity and lower the operating costs of the Company and (iii) streamline the Company’s organizational structure and reposition its business for improved long-term profitability. In connection with these restructuring actions, the Company incurred pretax restructuring costs of $350.9 million through 2007.

In light of current industry conditions, particularly in North America, the Company expects to make significant restructuring and related investments in 2008 and beyond. In 2008, the Company expects to incur restructuring and related manufacturing inefficiency costs of approximately $100 million in connection with these activities. Such costs include employee termination benefits, asset impairment charges and contract termination costs, as well as other incremental costs resulting from the restructuring actions. These incremental costs principally include equipment and personnel relocation costs. The Company expects to incur incremental manufacturing inefficiency costs at the operating locations impacted by the restructuring actions during the related restructuring implementation period. Restructuring costs are recognized in the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States. Generally, charges are recorded as elements of the restructuring strategy are finalized.

In connection with the Company’s prior restructuring actions and current activities, the Company recorded restructuring charges of $20.2 million in the first quarter of 2008, including $19.4 million recorded as cost of sales and $0.8 million recorded as selling, general and administrative expenses. The first quarter 2008 charges consist of employee termination benefits of $14.7 million, fixed asset impairment charges of $0.1 million and other related costs of $5.4 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations. Asset impairment charges relate to the disposal of machinery and equipment with carrying values of $0.1 million in excess of related estimated fair values.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of the first quarter 2008 charges related to prior restructuring actions is shown below (in millions):

			Utilization

	Accrual as of December 31, 2007	2008 Charges	Cash	Non-cash	Accrual as of March 29, 2008

Employee termination benefits	$68.7	$11.0	$(28.7)	$—	$51.0
Asset impairments	—	0.1	—	(0.1)	—
Contract termination costs	5.9	—	—	—	5.9
Other related costs	—	5.2	(5.2)	—	—

Total	$74.6	$16.3	$(33.9)	$(0.1)	$56.9

A summary of the first quarter 2008 charges related to 2008 activities is shown below (in millions):

		Utilization

	2008 Charges	Cash	Non-cash	Accrual as of March 29, 2008

Employee termination benefits	$3.7	$(0.7)	$—	$3.0
Other related costs	0.2	(0.2)	—	—

Total	$3.9	$(0.9)	$—	$3.0

(4) Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. A summary of inventories is shown below (in millions):

	March 29, 2008	December 31, 2007

Raw materials	$512.8	$463.9
Work-in-process	41.5	37.5
Finished goods	115.5	104.1

Inventories	$669.8	$605.5

(5) Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciable property is depreciated over the estimated useful lives of the assets, principally using the straight-line method. A summary of property, plant and equipment is shown below (in millions):

	March 29, 2008	December 31, 2007

Land	$140.2	$138.8
Buildings and improvements	643.2	619.9
Machinery and equipment	2,158.8	2,055.2
Construction in progress	10.6	6.9

Total property, plant and equipment	2,952.8	2,820.8
Less – accumulated depreciation	(1,550.7)	(1,428.1)

Net property, plant and equipment	$1,402.1	$1,392.7

Depreciation expense was $73.1 million and $73.2 million in the three months ended March 29, 2008 and March 31, 2007, respectively.

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(6) Goodwill

A summary of the changes in the carrying amount of goodwill, by reportable operating segment, for the three months ended March 29, 2008, is shown below (in millions):

	Seating	Electrical and Electronic	Total

Balance as of January 1, 2008	$1,097.5	$956.5	$2,054.0
Foreign currency translation and other	27.0	6.5	33.5

Balance as of March 29, 2008	$1,124.5	$963.0	$2,087.5

(7) Long-Term Debt

A summary of long-term debt and the related weighted average interest rates, including the effect of hedging activities described in Note 17, “Financial Instruments,” is shown below (in millions):

	March 29, 2008		December 31, 2007

	Long-Term Debt	Weighted Average Interest Rate	Long-Term Debt	Weighted Average Interest Rate

Primary Credit Facility	$991.0	7.01%	$991.0	7.61%
8.50% Senior Notes, due 2013	300.0	8.50%	300.0	8.50%
8.75% Senior Notes, due 2016	600.0	8.75%	600.0	8.75%
5.75% Senior Notes, due 2014	399.4	5.64%	399.4	5.64%
8.125% Euro-denominated Senior Notes, due 2008	87.0	8.125%	81.0	8.125%
8.11% Senior Notes, due 2009	41.4	8.11%	41.4	8.11%
Zero-coupon Convertible Senior Notes, due 2022	0.8	4.75%	0.8	4.75%
Other	25.5	6.38%	27.1	7.04%

	2,445.1		2,440.7
Current portion	(99.6)		(96.1)

Long-term debt	$2,345.5		$2,344.6

Primary Credit Facility

The Company’s primary credit facility consists of an amended and restated credit and guarantee agreement, which provides for maximum revolving borrowing commitments of $1.7 billion and a term loan facility of $1.0 billion. As of March 29, 2008 and December 31, 2007, the Company had $991.0 million in borrowings outstanding under the term loan facility, with no additional availability. There were no amounts outstanding under the revolving credit facility.

The Company’s obligations under the primary credit facility are secured by a pledge of all or a portion of the capital stock of certain of its subsidiaries, including substantially all of its first-tier subsidiaries, and are partially secured by a security interest in the Company’s assets and the assets of certain of its domestic subsidiaries. In addition, the Company’s obligations under the primary credit facility are guaranteed, on a joint and several basis, by certain of its subsidiaries, all of which are directly or indirectly 100% owned by the Company.

The primary credit facility contains certain affirmative and negative covenants, including (i) limitations on fundamental changes involving us or our subsidiaries, asset sales and restricted payments, (ii) a limitation on indebtedness with a maturity shorter than the term loan facility, (iii) a limitation on aggregate subsidiary indebtedness to an amount which is no more than 4% of consolidated total assets, (iv) a limitation on aggregate secured indebtedness to an amount which is no more than $100 million and (v) requirements that we maintain a leverage ratio of not more than 3.50 to 1, as of March 29, 2008, with decreases over time and an interest coverage ratio of not less than 2.75 to 1, as of March 29, 2008, with increases over time.

The leverage and interest coverage ratios, as well as the related components of their computation, are defined in the primary credit facility. The leverage ratio is calculated as the ratio of consolidated indebtedness to consolidated operating profit. For the purpose of the covenant calculation, (i) consolidated indebtedness is generally defined as reported debt, net of cash and cash equivalents and excludes transactions related to the Company’s asset-backed securitization and factoring facilities and (ii) consolidated operating profit is generally defined as net income excluding income taxes, interest expense, depreciation and amortization expense, other

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

income and expense, minority interests in income of subsidiaries in excess of net equity earnings in affiliates, certain historical restructuring and other non-recurring charges, extraordinary gains and losses and other specified non-cash items. Consolidated operating profit is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under the Company’s primary credit facility. The interest coverage ratio is calculated as the ratio of consolidated operating profit to consolidated interest expense. For the purpose of the covenant calculation, consolidated interest expense is generally defined as interest expense plus any discounts or expenses related to the Company’s asset-backed securitization facility less amortization of deferred finance fees and interest income. As of March 29, 2008, the Company was in compliance with all covenants set forth in the primary credit facility. The Company’s leverage and interest coverage ratios were 1.8 to 1 and 5.4 to 1, respectively.

Reconciliations of (i) consolidated indebtedness to reported debt, (ii) consolidated operating profit to income before provision for income taxes and (iii) consolidated interest expense to reported interest expense are shown below (in millions):

March 29, 2008

Consolidated indebtedness	$1,758.6
Cash and cash equivalents (subject to $700 million limitation)	700.0

Reported debt	$2,458.6

Three Months Ended March 29, 2008

Consolidated operating profit	$245.3
Depreciation and amortization	(74.5)
Consolidated interest expense	(44.2)
Other expense, net (excluding certain amounts related to asset-backed securitization facility)	(5.8)
Other non-cash items	(11.3)

Income before provision for income taxes	$109.5

Consolidated interest expense	$44.2
Certain amounts related to asset-backed securitization facility	(0.2)
Amortization of deferred financing fees	2.2
Bank facility and other fees	1.2

Reported interest expense	$47.4

The primary credit facility also contains customary events of default, including an event of default triggered by a change of control of the Company. The senior notes due 2013 and 2016 (having an aggregate principal amount outstanding of $900 million as of March 29, 2008) provide holders of the notes the right to require the Company to repurchase all or any part of their notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a “change of control” (as defined in the indenture governing the notes). The indentures governing the Company’s other senior notes do not contain a change of control repurchase obligation.

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

With the exception of the Company’s zero-coupon convertible senior notes, the Company’s senior notes contain covenants restricting the ability of the Company and its subsidiaries to incur liens and to enter into sale and leaseback transactions. As of March 29, 2008, the Company was in compliance with all covenants and other requirements set forth in its senior notes.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company repaid Euro 55.6 million aggregate principal amount of senior notes on April 1, 2008, the maturity date.

(8) Pension and Other Postretirement Benefit Plans

Net Periodic Benefit Cost

The components of the Company’s net periodic benefit cost (gain) are shown below (in millions):

	Pension		Other Postretirement

	Three Months Ended		Three Months Ended

	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007

Service cost	$4.4	$8.0	$1.9	$2.9
Interest cost	12.2	10.4	3.8	3.7
Expected return on plan assets	(13.9)	(10.2)	—	—
Amortization of actuarial loss	0.1	0.8	0.9	1.1
Amortization of transition obligation	—	—	0.2	0.2
Amortization of prior service cost (credit)	1.7	1.1	(0.9)	(0.9)
Curtailment gain, net	—	(36.9)	—	(13.4)
Settlement loss	0.6	—	—	—
Special termination benefits	0.3	5.7	0.2	0.8

Net periodic benefit cost (gain)	$5.4	$(21.1)	$6.1	$(5.6)

In the first quarter of 2007, the Company recorded a pension plan curtailment gain of $36.4 million and an other postretirement benefit plan curtailment gain of $14.7 million. The pension plan curtailment gain resulted from the suspension of the accrual of defined benefits related to the Company’s U.S. salaried defined benefit pension plan as the Company elected to freeze its U.S. salaried defined benefit plan effective December 31, 2006. The other postretirement benefit plan curtailment gain resulted from employee terminations associated with a facility closure in 2006. As both curtailment gains were incurred subsequent to the Company’s defined benefit plan measurement date of September 30, 2006, they were recorded in 2007.

Contributions

Employer contributions to the Company’s domestic and foreign pension plans for the three months ended March 29, 2008, were approximately $6.8 million, in aggregate. The Company expects to contribute an additional $30 million, in aggregate, to its domestic and foreign pension plans in 2008.

In addition, the Company established a new defined contribution retirement program for its salaried employees, effective January 1, 2007, in conjunction with the freeze of its U.S. salaried defined benefit pension plan. Contributions to this program are determined as a percentage of each covered employee’s eligible compensation and are expected to be approximately $20 million in 2008.

Adoption of Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R),” requires the measurement of defined benefit plan assets and liabilities as of the annual balance sheet date beginning in the fiscal period ending after December 15, 2008. In previous years, the Company measured its plan assets and liabilities using an early measurement date of September 30, as allowed by the original provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” In the first quarter of 2008, the required adjustment to recognize the net periodic benefit cost for the transition period from October 1, 2007 to December 31, 2007, was determined using the 15-month measurement approach. Under this approach, the net periodic benefit cost was determined for the period from October 1, 2007 to December 31, 2008, and the adjustment for the transition period was calculated on a pro-rata basis. The Company recorded an after-tax transition adjustment of $7.0 million as an increase to beginning retained deficit, $1.0 million as an increase to accumulated other comprehensive income and $6.0 million as an increase to the net pension and other postretirement liability related accounts in the accompanying condensed consolidated balance sheet as of March 29, 2008.

The Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires the recognition of a liability, in accordance with SFAS No. 106, for endorsement split-dollar life insurance arrangements that provide postretirement benefits. This

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

EITF is effective for the fiscal period beginning after December 15, 2007. In accordance with the EITF’s transition provisions, we recorded $5.3 million as a cumulative effect of a change in accounting principle as of January 1, 2008. The cumulative effect adjustment was recorded as an increase to beginning retained deficit and an increase to other long-term liabilities in the accompanying condensed consolidated balance sheet as of March 29, 2008. In addition, we expect to record additional postretirement benefit expenses of $0.3 million in 2008 associated with the adoption of this EITF.

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

(10) Other Expense, Net

Other expense, net includes non-income related taxes, foreign exchange gains and losses, discounts and expenses associated with the Company’s asset-backed securitization and factoring facilities, gains and losses related to derivative instruments and hedging activities, minority interests in consolidated subsidiaries, equity in net income of affiliates, gains and losses on the sales of assets and other miscellaneous income and expense. A summary of other expense, net is shown below (in millions):

	March 29, 2008	March 31, 2007

Other expense	$15.8	$28.6
Other income	(9.8)	(3.6)

Other expense, net	$6.0	$25.0

For the three months ended March 29, 2008, other income includes equity in net income of affiliates and gains related to the Company’s derivative instruments and hedging activities of $3.9 million and $3.8 million, respectively. For the three months ended March 31, 2007, other expense includes a loss of $3.9 million related to the acquisition of the minority interest in an affiliate.

(11) Income Taxes

The provision for income taxes was $31.3 million in the first quarter of 2008, representing an effective tax rate of 28.6% on pretax income of $109.5 million, as compared to $32.4 million in the first quarter of 2007, representing an effective tax rate of 39.4% on pretax income of $82.3 million. The provision for income taxes in the first quarter of 2008 was impacted by a portion of the Company’s restructuring charges, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Excluding these items, the effective tax rate in the first quarter of 2008 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, foreign valuation allowances, the U.S. valuation allowance, tax credits, income tax incentives and other permanent items. The provision for income taxes in the first quarter of 2007 was impacted by costs of $33.8 million related to the divestiture of the Company’s interior business, for a significant portion of which no tax benefit was provided as it was incurred in the United States. This was offset by the impact of the U.S. salaried pension plan curtailment gain of $36.4 million, for which no tax expense was provided. The provision for income taxes in the first quarter of 2007 was also impacted by a portion of the Company’s restructuring charges and costs related to an Agreement and Plan of Merger, as amended (the “AREP merger agreement”), with AREP Car Holdings Corp. and AREP Car Acquisition Corp. (subsequently terminated in the third quarter of 2007), for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Further, the Company’s current and future provision for income taxes is significantly impacted by the initial recognition of and changes in valuation allowances in certain countries, particularly the United States. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. The Company’s future provision for income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowance is eliminated. Accordingly, income taxes are impacted by the U.S. and foreign valuation allowance and the mix of earnings among jurisdictions.

(12) Net Income Per Share

Basic net income per share is computed using the weighted average common shares outstanding during the period. Diluted net income per share includes the dilutive effect of common stock equivalents using the average share price during the period, as well as

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

the dilutive effect of shares issuable upon conversion of the Company’s outstanding zero-coupon convertible senior notes. A summary of net income for diluted net income per share (in millions) and shares outstanding is shown below:

	Three Months Ended

	March 29, 2008	March 31, 2007

Net income, as reported and for diluted net income per share	$78.2	$49.9

Weighted average common shares outstanding	77,223,204	76,410,482
Dilutive effect of common stock equivalents	1,178,228	1,579,369
Shares issuable upon conversion of convertible debt	11,153	—

Diluted shares outstanding	78,412,585	77,989,851

Diluted net income per share	$1.00	$0.64

The effect of certain common stock equivalents, including options, restricted stock units, performance units and stock appreciation rights, were excluded from the computation of diluted shares outstanding for the three months ended March 29, 2008 and March 31, 2007, as inclusion would have resulted in antidilution. In addition, shares issuable upon conversion of the Company’s outstanding zero-coupon convertible debt were excluded from the computation of diluted shares outstanding for the three months ended March 31, 2007, as inclusion would have resulted in antidilution. A summary of these options and their exercise prices, as well as these restricted stock units, performance units and stock appreciation rights, is shown below:

	Three Months Ended

	March 29, 2008	March 31, 2007

Options
Antidilutive options	1,770,030	2,236,780
Exercise price	$27.25 - $55.33	$35.93 - $55.33
Restricted stock units	271,942	—
Performance units	104,928	—
Stock appreciation rights	2,177,818	642,285

(13) Comprehensive Income

Comprehensive income is defined as all changes in the Company’s net assets except changes resulting from transactions with stockholders. It differs from net income in that certain items currently recorded in equity are included in comprehensive income. A summary of comprehensive income is shown below (in millions):

	Three Months Ended

	March 29, 2008	March 31, 2007

Net income	$78.2	$49.9
Other comprehensive income:
Defined benefit plan adjustments	4.5	—
Derivative instruments and hedging activities	(8.1)	(5.0)
Foreign currency translation adjustment	89.4	13.5

Other comprehensive income	85.8	8.5

Comprehensive income	$164.0	$58.4

(14) Pre-Production Costs Related to Long-Term Supply Agreements

The Company incurs pre-production engineering, research and development (“ER&D”) and tooling costs related to the products produced for its customers under long-term supply agreements. The Company expenses all pre-production ER&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, the Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which the customer has not provided a non-cancelable right to use the tooling. During the first quarters of 2008 and 2007, the Company capitalized $40.7 million and $22.4 million, respectively, of pre-production ER&D costs for which reimbursement is contractually guaranteed by the customer. In addition, during the first quarters of 2008 and 2007, the Company capitalized $34.6 million and $42.5 million,

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying condensed consolidated balance sheets. During the first quarters of 2008 and 2007, the Company collected $71.8 million and $91.6 million, respectively, of cash related to ER&D and tooling costs.

During the first quarters of 2008 and 2007, the Company did not capitalize any Company-owned tooling. Amounts capitalized as Company-owned tooling are included in property, plant and equipment, net in the accompanying condensed consolidated balance sheets.

The classification of recoverable customer engineering and tooling is shown below (in millions):

	March 29, 2008	December 31, 2007

Current	$74.3	$73.0
Long-term	97.3	94.5

Recoverable customer engineering and tooling	$171.6	$167.5

Gains and losses related to ER&D and tooling projects are reviewed on an aggregated program basis. Net gains on projects are deferred and recognized over the life of the long-term supply agreement. Net losses on projects are recognized as costs are incurred.

(15) Legal and Other Contingencies

As of March 29, 2008 and December 31, 2007, the Company had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $33.3 million and $37.5 million, respectively. Such reserves reflect amounts recognized in accordance with accounting principles generally accepted in the United States and typically exclude the cost of legal representation. Product warranty liabilities are recorded separately from legal liabilities, as described below.

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

On June 13, 2005, The Chamberlain Group (“Chamberlain”) filed a lawsuit against the Company and Ford Motor Company (“Ford”) in the Northern District of Illinois alleging patent infringement. Two counts were asserted against the Company and Ford based upon two Chamberlain rolling-code garage door opener system patents. Two additional counts were asserted against Ford only (not the Company) based upon different Chamberlain patents. The Chamberlain lawsuit was filed in connection with the marketing of the Company’s universal garage door opener system, which competes with a product offered by JCI. JCI obtained technology from Chamberlain to operate its product. In October 2005, JCI joined the lawsuit as a plaintiff along with Chamberlain. In October 2006, Ford was dismissed from the suit. JCI and Chamberlain filed a motion for a preliminary injunction, and on March 30, 2007, the court issued a decision granting plaintiffs’ motion for a preliminary injunction but did not enter an injunction at that time. In response, the Company filed a motion seeking to stay the effectiveness of any injunction that may be entered and General Motors Corporation (“GM”) moved to intervene. On April 25, 2007, the court granted GM’s motion to intervene, entered a preliminary injunction order that exempts the Company’s existing GM programs and denied the Company’s motion to stay the effectiveness of the preliminary injunction order pending appeal. On April 27, 2007, the Company filed its notice of appeal from the granting of the preliminary injunction and the denial of its motion to stay its effectiveness. On May 7, 2007, the Company filed a motion for stay with the Federal Circuit Court of Appeals, which the court denied on June 6, 2007. On February 19, 2008, the Federal Circuit Court of Appeals issued a decision in the Company’s favor that vacated the preliminary injunction and reversed the district court’s interpretation of a key claim term. A petition by JCI for a rehearing on the matter was denied on April 10, 2008. The case is now remanded to the district court for trial. The Company intends to vigorously defend this matter through a motion for summary judgment and has re-commenced its marketing efforts of its universal garage door opener product.

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

A summary of the changes in product warranty liabilities for the three months ended March 29, 2008, is shown below (in millions):

Balance as of January 1, 2008	$40.7
Expense, net	2.7
Settlements	(1.4)
Foreign currency translation and other	3.4

Balance as of March 29, 2008	$45.4

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

As of March 29, 2008 and December 31, 2007, the Company had recorded reserves for environmental matters of $2.7 million. While the Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse effect on its business, consolidated financial position, results of operations or cash flows, no assurances can be given in this regard.

Other Matters

In April 2006, a former employee of the Company filed a purported class action lawsuit in the U.S. District Court for the Eastern District of Michigan against the Company, members of its Board of Directors, members of its Employee Benefits Committee (the “EBC”) and certain members of its human resources personnel alleging violations of the Employment Retirement Income Security Act (“ERISA”) with respect to the Company’s retirement savings plans for salaried and hourly employees. In the second quarter of 2006, the Company was served with three additional purported class action ERISA lawsuits, each of which contained similar allegations against the Company, members of its Board of Directors, members of its EBC and certain members of its senior management and its human resources personnel. At the end of the second quarter of 2006, the court entered an order consolidating these four lawsuits as In re: Lear Corp. ERISA Litigation. During the third quarter of 2006, plaintiffs filed their consolidated complaint, which alleges breaches of fiduciary duties substantially similar to those alleged in the four individually filed lawsuits. The consolidated complaint continues to name certain current and former members of the Board of Directors and the EBC and certain members of senior management and adds certain other current and former members of the EBC. The consolidated complaint generally alleges that the defendants breached their fiduciary duties to plan participants in connection with the administration of the Company’s retirement savings plans for salaried and hourly employees. The fiduciary duty claims are largely based on allegations of breaches of the fiduciary duties of prudence and loyalty and of over-concentration of plan assets in the Company’s common stock. The plaintiffs purport to bring these claims on behalf of the plans and all persons who were participants in or beneficiaries of the plans from October 21, 2004, to the present and seek to recover losses allegedly suffered by the plans. The complaints do not specify the amount of damages sought. During the fourth quarter of 2006, the defendants filed a motion to dismiss all defendants and all counts in the consolidated complaint. During the second quarter of 2007, the court denied defendants’ motion to dismiss and defendants’ answer to the consolidated complaint was filed in August 2007. On August 8, 2007, the court ordered that discovery be completed by April 30, 2008. During the first quarter of 2008, the parties exchanged written discovery requests, the defendants filed with the court a motion to compel plaintiffs to provide more complete discovery responses, and the plaintiffs filed their motion for class certification. In mid-April 2008, the parties entered into an agreement to stay all pending matters including discovery and motion practice pending mediation. If the lawsuit does not settle, the parties will resume those matters pursuant to a revised schedule, and the Company will continue to vigorously defend the consolidated lawsuit.

Between February 9, 2007 and February 21, 2007, certain stockholders filed three purported class action lawsuits against the Company, certain members of the Company’s Board of Directors and American Real Estate Partners, L.P. (currently known as Icahn Enterprises, L.P.) and certain of its affiliates (collectively, “AREP”) in the Delaware Court of Chancery. On February 21, 2007, these lawsuits were consolidated into a single action. The amended complaint in the consolidated action generally alleges that the AREP merger agreement with AREP Car Holdings Corp. and AREP Car Acquisition Corp. (collectively the “AREP Entities”) unfairly limited the process of selling the Company and that certain members of the Company’s Board of Directors breached their fiduciary duties in connection with the AREP merger agreement and acted with conflicts of interest in approving the AREP merger agreement. The amended complaint in the consolidated action further alleges that Lear’s preliminary and definitive proxy statements for the AREP merger agreement were misleading and incomplete, and that Lear’s payments to AREP as a result of the termination of the AREP merger agreement constituted unjust enrichment and waste. On February 23, 2007, the plaintiffs filed a motion for expedited proceedings and a motion to preliminarily enjoin the transactions contemplated by the AREP merger agreement. On March 27, 2007, the plaintiffs filed an amended complaint. On June 15, 2007, the Delaware court issued an order entering a limited injunction of Lear’s planned shareholder vote on the AREP merger agreement until the Company made supplemental proxy disclosure. That supplemental proxy disclosure was approved by the Delaware court and made on June 18, 2007. On June 26, 2007, the Delaware court granted the plaintiffs’ motion for leave to file a second amended complaint. On September 11, 2007, the plaintiffs filed a third amended complaint. On January 30, 2008, the Delaware court granted the plaintiffs’ motion for leave to file a fourth amended

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

complaint leaving only derivative claims against the Lear directors and AREP based on the payment by Lear to AREP of a termination fee pursuant to the AREP merger agreement. On March 14, 2008, the plaintiffs filed an interim petition for an award of fees and expenses related to the supplemental proxy disclosure. On April 14, 2008, the defendants filed a motion to dismiss the remaining claims in the fourth amended complaint. Both the motion to dismiss and the plaintiffs’ interim fee petition are scheduled to be heard by the Delaware court in June 2008. The Company believes that this lawsuit is without merit and intends to defend against it vigorously.

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

(16) Segment Reporting

Historically, the Company has had three reportable operating segments: seating, electrical and electronic and interior. The seating segment includes seat systems and components thereof. The electrical and electronic segment includes electrical distribution systems and electronic products, primarily wire harnesses, junction boxes, terminals and connectors and various electronic control modules, as well as audio sound systems and in-vehicle television and video entertainment systems. The interior segment, which has been divested, included instrument panels and cockpit systems, headliners and overhead systems, door panels, flooring and acoustic systems and other interior products (Note 2, “Divestiture of Interior Business”). The Other category includes unallocated costs related to corporate headquarters, geographic headquarters and the elimination of intercompany activities, none of which meets the requirements of being classified as an operating segment.

The Company evaluates the performance of its operating segments based primarily on (i) revenues from external customers, (ii) income before divestiture of Interior business, interest expense, other expense, and provision for income taxes (“segment earnings”) and (iii) cash flows, being defined as segment earnings less capital expenditures plus depreciation and amortization. A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	Three Months Ended March 29, 2008

	Seating	Electrical and Electronic	Other	Consolidated

Revenues from external customers	$3,036.1	$821.5	$—	$3,857.6
Segment earnings	183.3	35.3	(55.7)	162.9
Depreciation and amortization	43.3	27.6	3.6	74.5
Capital expenditures	28.6	16.7	0.2	45.5
Total assets	4,593.9	2,385.5	1,304.2	8,283.6

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended March 31, 2007

	Seating	Electrical and Electronic	Interior	Other	Consolidated

Revenues from external customers	$2,994.2	$788.7	$623.2	$—	$4,406.1
Segment earnings	197.1	17.5	8.8	(39.0)	184.4
Depreciation and amortization	40.8	28.3	1.3	4.1	74.5
Capital expenditures	20.2	8.6	0.1	0.3	29.2
Total assets	4,371.0	2,277.7	134.7	877.6	7,661.0

For the three months ended March 29, 2008, segment earnings include restructuring charges of $12.9 million, $6.8 million and $0.5 million in the seating and electrical and electronic segments and in the other category, respectively. For the three months ended March 31, 2007, segment earnings include restructuring charges (benefits) of ($4.7) million, $17.9 million and $0.4 million in the seating, electrical and electronic segments and in the other category, respectively (Note 3, “Restructuring Activities”).

A reconciliation of consolidated segment earnings to consolidated income before provision for income taxes is shown below (in millions):

	Three Months Ended

	March 29, 2008	March 31, 2007

Segment earnings	$162.9	$184.4
Divestiture of Interior business	—	25.6
Interest expense	47.4	51.5
Other expense, net	6.0	25.0

Income before provision for income taxes	$109.5	$82.3

(17) Financial Instruments

Certain of the Company’s European and Asian subsidiaries periodically factor their accounts receivable with financial institutions. Such receivables are factored without recourse to the Company and are excluded from accounts receivable in the accompanying condensed consolidated balance sheets. As of March 29, 2008 and December 31, 2007, the amount of factored receivables was $228.5 million and $103.5 million, respectively. The Company cannot provide any assurances that these factoring facilities will be available or utilized in the future.

Asset-Backed Securitization Facility

The Company and several of its U.S. subsidiaries sell certain accounts receivable to a wholly-owned, consolidated, bankruptcy-remote special purpose corporation (Lear ASC Corporation) under an asset-backed securitization facility (the “ABS facility”). In turn, Lear ASC Corporation transfers undivided interests in up to $150 million of the receivables to bank-sponsored commercial-paper conduits. As of March 29, 2008 and December 31, 2007, accounts receivable totaling $499.0 million and $543.7 million, respectively, had been transferred to Lear ASC Corporation, but no undivided interests in the receivables were transferred to the conduits. The Company continues to service the transferred receivables for an annual servicing fee. The conduit investors and Lear ASC Corporation have no recourse to the Company or its subsidiaries for the failure of the accounts receivable obligors to pay timely on the accounts receivable.

The following table summarizes certain cash flows received from and paid to Lear ASC Corporation (in millions):

	Three Months Ended

	March 29, 2008	March 31, 2007

Proceeds from collections reinvested in securitizations	$ 878.2	$ 932.7
Servicing fees received	1.2	1.2

The ABS facility expired on April 30, 2008, and the Company did not elect to renew the existing facility.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Derivative Instruments and Hedging Activities

Forward foreign exchange, futures and option contracts — The Company uses forward foreign exchange, futures and option contracts to reduce the effect of fluctuations in foreign exchange rates on known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Mexican peso and various European currencies. Forward foreign exchange, futures and option contracts are accounted for as cash flow hedges when the hedged item is a forecasted transaction or relates to the variability of cash flows to be received or paid. As of March 29, 2008 and December 31, 2007, contracts designated as cash flow hedges with $496.2 million and $554.4 million, respectively, of notional amount were outstanding with maturities of less than nine months and twelve months, respectively. As of March 29, 2008 and December 31, 2007, the fair market value of these contracts was approximately $11.9 million and $10.5 million, respectively. As of March 29, 2008 and December 31, 2007, other foreign currency derivative contracts that did not qualify for hedge accounting with $101.4 and $107.0 million, respectively, of notional amount were outstanding. These foreign currency derivative contracts consist principally of cash transactions between three and thirty days, hedges of intercompany loans and hedges of certain other balance sheet exposures. As of March 29, 2008 and December 31, 2007, the fair market value of these contracts was approximately $0.2 million and $0.7 million, respectively.

Interest rate swap and other derivative contracts — The Company uses interest rate swap and other derivative contracts to manage its exposure to fluctuations in interest rates. Interest rate swap and other derivative contracts which fix the interest payments of certain variable rate debt instruments or fix the market rate component of anticipated fixed rate debt instruments are accounted for as cash flow hedges. Interest rate swap contracts which hedge the change in fair market value of certain fixed rate debt instruments are accounted for as fair value hedges. As of March 29, 2008 and December 31, 2007, contracts with $600.0 million of notional amount were outstanding with maturities prior to September 2011. As of March 29, 2008 and December 31, 2007, the fair market value of these contracts was approximately negative $30.5 million and negative $17.8 million, respectively. All of these contracts modify the variable rate characteristics of the Company’s variable rate debt instruments, which are generally set at three-month LIBOR rates, such that the interest rates do not exceed a weighted average of 5.32%. The fair market value of all outstanding interest rate swap and other derivative contracts is subject to changes in value due to changes in interest rates.

Commodity swap contracts — The Company uses derivative instruments to reduce its exposure to fluctuations in certain commodity prices. These derivatives are utilized to hedge forecasted inventory purchases and to the extent they qualify and meet special hedge accounting criteria, they are accounted for as cash flow hedges. All other commodity derivative contracts that are not designated as hedges are marked to market with changes in fair value recognized immediately in the condensed consolidated statements of income (Note 10, “Other Expense, Net”). As of March 29, 2008 and December 31, 2007, commodity swap contracts with $45.0 million and $48.7 million, respectively, of notional amount were outstanding with maturities of less than nine months and twelve months, respectively. As of March 29, 2008 and December 31, 2007, the fair market value of these contracts was $2.6 million and negative $4.3 million, respectively.

As of March 29, 2008 and December 31, 2007, net losses of approximately $13.6 million and $5.5 million, respectively, related to derivative instruments and hedging activities were recorded in accumulated other comprehensive income. In the three months ended March 29, 2008 and March 31, 2007, net gains of approximately $4.6 million and $3.6 million, respectively, related to the Company’s hedging activities were reclassified from accumulated other comprehensive income into earnings. During the twelve month period ending March 28, 2009, the Company expects to reclassify into earnings net gains of approximately $2.0 million recorded in accumulated other comprehensive income. Such gains will be reclassified at the time the underlying hedged transactions are realized. During the three months ended March 29, 2008 and March 31, 2007, amounts recognized in the accompanying condensed consolidated statements of income related to changes in the fair value of cash flow and fair value hedges excluded from the effectiveness assessments and the ineffective portion of changes in the fair value of cash flow and fair value hedges were not material.

Non-U.S. dollar financing transactions — The Company designated its Euro-denominated senior notes (Note 7, “Long-Term Debt”) as a net investment hedge of long-term investments in its Euro-functional subsidiaries. As of March 29, 2008, the amount recorded in accumulated other comprehensive income related to the effective portion of the net investment hedge of foreign operations was approximately negative $160.8 million. Although the Euro-denominated senior notes were repaid on April 1, 2008, this amount will be included in accumulated other comprehensive income until the Company liquidates its related investment in its designated foreign operations.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Fair Value Measurements

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company adopted the provisions of SFAS No. 157 for its financial assets and liabilities and certain nonfinancial assets and liabilities that are measured and/or disclosed at fair value on a recurring basis as of January 1, 2008. The provisions of SFAS No. 157 are effective for nonfinancial assets and liabilities that are measured and/or disclosed at fair value on a nonrecurring basis in the fiscal year beginning after November 15, 2008.

SFAS No. 157 clarifies that fair value is an exit price, defined as a market-based measurement that represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value measurements are based on one or more of the following three valuation techniques noted in SFAS No. 157:

Market:	This approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Income:	This approach uses valuation techniques to convert future amounts to a single present value amount based on current market expectations.

Cost:	This approach is based on the amount that would be required to replace the service capacity of an asset (replacement cost).

SFAS No. 157 prioritizes the inputs and assumptions used in the valuation techniques described above into a three-tier fair value hierarchy as follows:

Level 1:	Observable inputs, such as quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date.

Level 2:	Inputs, other than quoted market prices included in Level 1, that are observable either directly or indirectly for the asset or liability.

Level 3:

Unobservable inputs that reflect the entity’s own assumptions about the exit price of the asset or liability. Unobservable inputs may be used if there is little or no market data for the asset or liability at the measurement date.

Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company’s assets and liabilities measured or disclosed at fair value on a recurring basis as of March 29, 2008, are shown below (in millions):

	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3

Derivative instruments	Recurring	$ (15.8)	Market/Income	$ —	$ (15.8)	$ —

(18) Accounting Pronouncements

Fair Value Option

The FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115.” This statement provides entities with the option to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The provisions of this statement are effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company did not apply the provisions of SFAS No. 159 to any of its existing financial assets or liabilities.

Business Combinations and Noncontrolling Interests

The FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” This statement significantly changes the financial accounting and reporting of business combination transactions. The provisions of this statement are to be applied prospectively to business combination transactions in the first annual reporting period beginning on or after December 15, 2008. The Company will evaluate the impact of this statement on future business combinations.

The FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests in subsidiaries. This statement requires the reporting of all noncontrolling interests as a separate component of stockholders’ equity, the reporting of consolidated net income as

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

the amount attributable to both the parent and the noncontrolling interests and the separate disclosure of net income attributable to the parent and to the noncontrolling interests. In addition, this statement provides accounting and reporting guidance related to changes in noncontrolling ownership interests. With the exception of the reporting requirements described above which require retrospective application, the provisions of SFAS No. 160 are to be applied prospectively in the first annual reporting period beginning on or after December 15, 2008. As of March 29, 2008 and December 31, 2007, noncontrolling interests of $17.7 million and $26.8 million, respectively, were recorded in other long-term liabilities in the accompanying condensed consolidated balance sheets. For the three months ended March 29, 2008 and March 31, 2007, net income attributable to noncontrolling interests of $4.0 million and $10.1 million, respectively, was recorded in other expense, net in the accompanying condensed consolidated statements of income.

Derivative Instruments and Hedging Activities

The FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures regarding (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, performance and cash flows. The provisions of this statement are effective for the fiscal year and interim periods beginning after November 15, 2008. The Company is currently evaluating the provisions of this statement.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(19) Supplemental Guarantor Condensed Consolidating Financial Statements

	March 29, 2008

	Parent	Guarantors	Non- guarantors	Eliminations	Consolidated

	(Unaudited; in millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$240.3	$4.4	$457.2	$—	$701.9
Accounts receivable	—	212.4	2,167.7	—	2,380.1
Inventories	15.4	103.4	551.0	—	669.8
Other	81.3	59.6	241.2	—	382.1

Total current assets	337.0	379.8	3,417.1	—	4,133.9

LONG-TERM ASSETS:
Property, plant and equipment, net	162.2	211.6	1,028.3	—	1,402.1
Goodwill, net	454.5	551.1	1,081.9	—	2,087.5
Investments in subsidiaries	3,861.0	4,030.2	—	(7,891.2)	—
Other	242.8	19.3	398.0	—	660.1

Total long-term assets	4,720.5	4,812.2	2,508.2	(7,891.2)	4,149.7

	$5,057.5	$5,192.0	$5,925.3	$(7,891.2)	$8,283.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$—	$2.0	$11.5	$—	$13.5
Accounts payable and drafts	106.1	307.7	2,083.4	—	2,497.2
Accrued liabilities	224.1	225.7	861.6	—	1,311.4
Current portion of long-term debt	93.0	—	6.6	—	99.6

Total current liabilities	423.2	535.4	2,963.1	—	3,921.7

LONG-TERM LIABILITIES:
Long-term debt	2,330.9	—	14.6	—	2,345.5
Intercompany accounts, net	930.4	797.6	(1,728.0)	—	—
Other	123.2	128.6	514.8	—	766.6

Total long-term liabilities	3,384.5	926.2	(1,198.6)	—	3,112.1

STOCKHOLDERS’ EQUITY	1,249.8	3,730.4	4,160.8	(7,891.2)	1,249.8

	$5,057.5	$5,192.0	$5,925.3	$(7,891.2)	$8,283.6

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(19) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	December 31, 2007

	Parent	Guarantors	Non- guarantors	Eliminations	Consolidated

	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$189.9	$6.1	$405.3	$—	$601.3
Accounts receivable	10.0	229.8	1,907.8	—	2,147.6
Inventories	11.7	104.8	489.0	—	605.5
Other	67.4	36.3	259.9	—	363.6

Total current assets	279.0	377.0	3,062.0	—	3,718.0

LONG-TERM ASSETS:
Property, plant and equipment, net	170.5	220.5	1,001.7	—	1,392.7
Goodwill, net	454.5	551.2	1,048.3	—	2,054.0
Investments in subsidiaries	4,558.7	3,702.5	—	(8,261.2)	—
Other	240.1	17.3	378.3	—	635.7

Total long-term assets	5,423.8	4,491.5	2,428.3	(8,261.2)	4,082.4

	$5,702.8	$4,868.5	$5,490.3	$(8,261.2)	$7,800.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$—	$2.1	$11.8	$—	$13.9
Accounts payable and drafts	117.3	291.7	1,854.8	—	2,263.8
Accrued liabilities	202.3	219.1	808.7	—	1,230.1
Current portion of long-term debt	87.0	—	9.1	—	96.1

Total current liabilities	406.6	512.9	2,684.4	—	3,603.9

LONG-TERM LIABILITIES:
Long-term debt	2,331.0	—	13.6	—	2,344.6
Intercompany accounts, net	1,751.8	(7.1)	(1,744.7)	—	—
Other	122.7	124.7	513.8	—	761.2

Total long-term liabilities	4,205.5	117.6	(1,217.3)	—	3,105.8

STOCKHOLDERS’ EQUITY	1,090.7	4,238.0	4,023.2	(8,261.2)	1,090.7

	$5,702.8	$4,868.5	$5,490.3	$(8,261.2)	$7,800.4

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(19) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	For the Three Months Ended March 29, 2008

	Parent	Guarantors	Non- guarantors	Eliminations	Consolidated

	(Unaudited; in millions)

Net sales	$150.5	$1,029.8	$3,683.7	$(1,006.4)	$3,857.6

Cost of sales	163.9	978.9	3,425.1	(1,006.4)	3,561.5
Selling, general and administrative expenses	33.7	6.9	92.6	—	133.2
Interest (income) expense	27.8	28.8	(9.2)	—	47.4
Intercompany (income) expense, net	(79.8)	5.4	74.4	—	—
Other (income) expense, net	(0.9)	11.5	(4.6)	—	6.0

Income (loss) before income taxes and equity in net income of subsidiaries	5.8	(1.7)	105.4	—	109.5
Provision for income taxes	—	0.1	31.2	—	31.3
Equity in net income of subsidiaries	(72.4)	(63.8)	—	136.2	—

Net income	$78.2	$62.0	$74.2	$(136.2)	$78.2

	For the Three Months Ended March 31, 2007

	Parent	Guarantors	Non- guarantors	Eliminations	Consolidated

	(Unaudited; in millions)

Net sales	$288.3	$1,525.5	$3,614.7	$(1,022.4)	$4,406.1

Cost of sales	298.9	1,499.1	3,319.6	(1,022.4)	4,095.2
Selling, general and administrative expenses	34.1	14.0	78.4	—	126.5
Divestiture of Interior business	(17.2)	28.2	14.6	—	25.6
Interest expense	21.8	28.3	1.4	—	51.5
Intercompany (income) expense, net	(79.6)	16.8	62.8	—	—
Other expense, net	2.0	10.0	13.0	—	25.0

Income (loss) before income taxes and equity in net income of subsidiaries	28.3	(70.9)	124.9	—	82.3
Provision (benefit) for income taxes	—	(9.8)	42.2	—	32.4
Equity in net income of subsidiaries	(21.6)	(20.8)	—	42.4	—

Net Income (loss)	$49.9	$(40.3)	$82.7	$(42.4)	$49.9

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(19) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	For the Three Months Ended March 29, 2008

	Parent	Guarantors	Non- guarantors	Eliminations	Consolidated

	(Unaudited; in millions)

Net cash provided by operating activities	$17.4	$35.5	$72.9	$—	$125.8
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(1.5)	(5.5)	(38.5)	—	(45. 5)
Other, net	—	0.3	13.0	—	13.3

Net cash used in investing activities	(1.5)	(5.2)	(25.5)	—	(32.2)

Cash Flows from Financing Activities:
Long-term debt repayments, net	(0.1)	—	(2.3)	—	(2.4)
Short-term debt repayments, net	—	(0.1)	(0.7)	—	(0.8)
Repurchase of common stock	(1.6)	—	—	—	(1.6)
Increase (decrease) in drafts	(3.6)	0.5	1.2	—	(1.9)
Change in intercompany accounts	39.8	(28.3)	(11.5)	—	—

Net cash provided by (used in) financing activities	34.5	(27.9)	(13.3)	—	(6.7)

Effect of foreign currency translation	—	(4.1)	17.8	—	13.7

Net Change in Cash and Cash Equivalents	50.4	(1.7)	51.9	—	100.6
Cash and Cash Equivalents as of Beginning of Period	189.9	6.1	405.3	—	601.3

Cash and Cash Equivalents as of End of Period	$240.3	$4.4	$457.2	—	$701.9

	For the Three Months Ended March 31, 2007

	Parent	Guarantors	Non- guarantors	Eliminations	Consolidated

	(Unaudited; in millions)

Net cash provided by (used in) operating activities	$15.2	$(54.2)	$(2.8)	$—	$(41.8)
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(2.8)	(17.7)	(8.7)	—	(29.2)
Divestiture of Interior business	(6.5)	(12.9)	(37.9)	—	(57.3)
Other, net	0.6	0.3	(29.5)	—	(28.6)

Net cash used in investing activities	(8.7)	(30.3)	(76.1)	—	(115.1)

Cash Flows from Financing Activities:
Long-term debt repayments, net	(2.9)	—	(0.7)	—	(3.6)
Short-term debt repayments, net	—	—	(11.0)		(11.0)
Proceeds from exercise of stock options	5.7	—	—	—	5.7
Decrease in drafts	(1.0)	(2.5)	(10.0)	—	(13.5)
Change in intercompany accounts	(104.1)	86.5	17.6	—	—

Net cash provided by (used in) financing activities	(102.3)	84.0	(4.1)	—	(22.4)

Effect of foreign currency translation	—	2.7	4.3	—	7.0

Net Change in Cash and Cash Equivalents	(95.8)	2.2	(78.7)		(172.3)
Cash and Cash Equivalents as of Beginning of Period	195.8	4.0	302.9	—	502.7

Cash and Cash Equivalents as of End of Period	$100.0	$6.2	$224.2	$—	$330.4

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(19) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

Basis of Presentation — Certain of the Company’s wholly-owned subsidiaries (the “Guarantors”) have unconditionally fully guaranteed, on a joint and several basis, the punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all of the Company’s obligations under the primary credit facility and the indentures governing the Company’s senior notes, including the Company’s obligations to pay principal, premium, if any, and interest with respect to the senior notes. The senior notes consist of $300 million aggregate principal amount of 8.50% senior notes due 2013, $600 million aggregate principal amount of 8.75% senior notes due 2016, $399.4 million aggregate principal amount of 5.75% senior notes due 2014, Euro 55.6 million aggregate principal amount of 8.125% senior notes due 2008, $41.4 million aggregate principal amount of 8.11% senior notes due 2009 and $0.8 million aggregate principal amount of zero-coupon convertible senior notes due 2022. The Company repaid Euro 55.6 million aggregate principal amount of senior notes on April 1, 2008, the maturity date. The Guarantors under the indentures are currently Lear Automotive Dearborn, Inc., Lear Automotive (EEDS) Spain S.L., Lear Corporation EEDS and Interiors, Lear Corporation (Germany) Ltd., Lear Corporation Mexico, S. de R.L. de C.V., Lear Operations Corporation and Lear Seating Holdings Corp. #50. In lieu of providing separate financial statements for the Guarantors, the Company has included the supplemental guarantor condensed consolidating financial statements above. These financial statements reflect the guarantors listed above for all periods presented. Management does not believe that separate financial statements of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented.

As of December 31, 2007 and for the three months ended March 31, 2007, the supplemental guarantor condensed consolidating financial statements have been restated to reflect certain changes to the equity investments of guarantor subsidiaries.

Distributions — There are no significant restrictions on the ability of the Guarantors to make distributions to the Company.

Selling, General and Administrative Expenses — During the three months ended March 29, 2008 and March 31, 2007, the Parent allocated $7.9 million and $2.5 million, respectively, of corporate selling, general and administrative expenses to its operating subsidiaries. The allocations were based on various factors, which estimate usage of particular corporate functions, and in certain instances, other relevant factors, such as the revenues or the number of employees of the Company’s subsidiaries.

Long-term debt of the Parent and the Guarantors — A summary of long-term debt of the Parent and the Guarantors on a combined basis is shown below (in millions):

	March 29, 2008	December 31, 2007

Amended and restated primary credit facility	$991.0	$991.0
Senior notes	1,428.6	1,422.6
Other long-term debt	4.3	4.4

	2,423.9	2,418.0
Less — current portion	(93.0)	(87.0)

	$2,330.9	$2,331.0

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

We supply automotive manufacturers with complete automotive seat and electrical distribution systems and select electronic products. Our strategy is to continue to strengthen our market position in seating globally, to leverage our competency in electrical distribution systems and electronic components and to achieve increased scale and global capabilities in our core products. Historically, we also supplied automotive interior components and systems, including instrument panels and cockpit systems, headliners and overhead systems, door panels and flooring and acoustic systems. We have divested substantially all of the assets of this segment to joint ventures in which we hold a minority interest.

Interior Segment

In 2007, we completed the transfer of substantially all of the assets of our North American interior business (as well as our interests in two China joint ventures) to International Automotive Components Group North America, Inc. (“IAC”) (the “IAC North America Transaction”). In connection with the IAC North America Transaction, we recorded a loss on divestiture of approximately $612 million, of which approximately $5 million was recognized in 2007 ($21 million recognized in the first quarter of 2007) and $607 million was recognized in the fourth quarter of 2006. We also recognized additional costs related to the IAC North America Transaction of approximately $8 million, which are recorded in cost of sales and selling, general and administrative expenses in the accompanying condensed consolidated statement of income for the three months ended March 31, 2007.

In 2006, we completed the contribution of substantially all of our European interior business to International Automotive Components Group, LLC (“IAC Europe”), a separate joint venture with affiliates of WL Ross and Franklin, in exchange for an approximately one-third equity interest in IAC Europe (the “IAC Europe Transaction”). In connection with the IAC Europe Transaction, we recorded a loss on divestiture of approximately $35 million, of which approximately $6 million was recognized in 2007 ($5 million recognized in the first quarter of 2007) and $29 million was recognized in 2006.

For further information related to the divestiture of our interior business, see Note 2, “Divestiture of Interior Business,” to the accompanying condensed consolidated financial statements.

Industry Overview

Demand for our products is directly related to automotive vehicle production. Automotive sales and production can be affected by general economic or industry conditions, labor relations issues, fuel prices, regulatory requirements, trade agreements and other factors. Our operating results are also significantly impacted by what is referred to in this section as “vehicle platform mix”; that is, the overall commercial success of the vehicle platforms for which we supply particular products, as well as our relative profitability on these platforms. In addition, it is possible that customers could elect to manufacture components internally that are currently produced by external suppliers, such as Lear. A significant loss of business with respect to any vehicle model for which we are a significant supplier, or a decrease in the production levels of any such models, could have a material adverse impact on our future operating results. In this regard, a continuation of the shift in consumer purchasing patterns from certain of our key light truck and SUV platforms toward passenger cars, crossover vehicles or other vehicle platforms where we generally have substantially less content will adversely affect our future operating results. In addition, our two largest customers, General Motors and Ford, accounted for approximately 42% of our net sales in 2007, excluding net sales to Saab, Volvo, Jaguar and Land Rover, which were affiliates of General Motors or Ford. The automotive operations of both General Motors and Ford experienced significant operating losses throughout 2007, and both automakers are continuing to restructure their North American operations, which could have a material impact on our future operating results.

Automotive industry conditions in North America and Europe continue to be challenging. In North America, the industry is characterized by significant overcapacity, fierce competition and declining sales. In Europe, the market structure is more fragmented with significant overcapacity. We expect these challenging industry conditions to continue in the foreseeable future. During the first quarter of 2008, North American production levels declined by approximately 8% from the comparable period in 2007, and production levels on several of our key platforms declined more significantly. This was due in part to a strike at a major automotive supplier. On February 26, 2008, UAW workers at five American Axle and Manufacturing Holdings Inc. plants in Michigan and New York went on strike. The strike continues as of the date of this Report. The strike has affected numerous assembly plants at General Motors, including those that produce full-size pickup trucks and large SUVs, key programs for Lear. The strike has lowered

LEAR CORPORATION

production volumes in North America and adversely impacted our operating results. The strike has also adversely impacted our sub-suppliers on affected programs, many of which were already experiencing financial distress as a result of unfavorable industry conditions in North America. The longer-term impact of the strike, including the degree to which the strike will affect overall production and sales volumes in 2008, is uncertain.

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

Our material cost as a percentage of net sales was 68.3% in the first three months of 2008 as compared to 68.0% in 2007 and 68.8% in 2006. Raw material, energy and commodity costs have increased significantly over the past several years. Unfavorable industry conditions have also resulted in financial distress within our supply base and an increase in commercial disputes and the risk of supply disruption. We have developed and implemented strategies to mitigate or partially offset the impact of higher raw material, energy and commodity costs, which include cost reduction actions, the utilization of our cost technology optimization process, the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments and the acceleration of low-cost country sourcing and engineering. However, due to the magnitude and duration of the increased raw material, energy and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers, offset only a portion of the adverse impact. In addition, higher crude oil prices can indirectly impact our operating results by adversely affecting demand for certain of our key light truck and large SUV platforms. Energy costs and the prices of several of our key raw materials have increased substantially. In particular, in the first quarter of 2008, hot rolled steel average prices increased 25%, copper average prices increased 31% and crude oil average prices increased 67% from the comparable period in 2007. These recent increases are likely to have an adverse impact on our operating results in the foreseeable future. See “– Forward-Looking Statements” and Item 1A, “Risk Factors – High raw material costs may continue to have a significant adverse impact on our profitability,” in our Annual Report on Form 10-K/A for the year ended December 31, 2007.

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

Restructuring

In 2005, we implemented a comprehensive restructuring strategy intended to (i) better align our manufacturing capacity with the changing needs of our customers, (ii) eliminate excess capacity and lower our operating costs and (iii) streamline our organizational

LEAR CORPORATION

structure and reposition our business for improved long-term profitability. In connection with these restructuring actions, we incurred pretax restructuring costs of approximately $351 million and related manufacturing inefficiency charges of approximately $35 million through 2007.

In light of current industry conditions, particularly in North America, we expect to make significant restructuring and related investments in 2008 and beyond. In 2008, we expect to incur restructuring and related manufacturing inefficiency costs of approximately $100 million in connection with these activities. In connection with our prior restructuring actions and current activities, we recorded restructuring charges of approximately $20 million and related manufacturing inefficiency charges of approximately $4 million in the first quarter of 2008.

Other Matters

In the first quarter of 2007, we recognized a curtailment gain of $36 million related to our decision to freeze our U.S. salaried pension plan, as well as a loss of $4 million related to the acquisition of the minority interest in an affiliate. In addition, we recognized $9 million in costs related to an Agreement and Plan of Merger, as amended (the “AREP merger agreement”), with AREP Car Holdings Corp. and AREP Car Acquisition Corp., which was subsequently terminated in the third quarter of 2007. For further information regarding the AREP merger agreement, please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Merger Agreement,” in our Annual Report on Form 10-K/A for the year ended December 31, 2007.

As discussed above, our results for the first quarters of 2008 and 2007 reflect the following items (in millions):

	Three months ended

	March 29, 2008	March 31, 2007

Costs related to divestiture of Interior business	$ —	$ 34
Costs related to restructuring actions, including manufacturing inefficiencies of $4 million in 2008 and $2 million in 2007	24	16
U.S. salaried pension plan curtailment gain	—	(36)
Costs related to merger transaction	—	9
Loss on joint venture transactions	—	4

For further information regarding these items, see “— Restructuring” and Note 2, “Divestiture of Interior Business,” Note 3, “Restructuring,” Note 8, “Pension and Other Postretirement Benefit Plans,” and Note 10, “Other Expense, Net,” to the accompanying condensed consolidated financial statements.

This section includes forward-looking statements that are subject to risks and uncertainties. For further information regarding other factors that have had, or may have in the future, a significant impact on our business, financial condition or results of operations, see “— Forward-Looking Statements” and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K/A for the year ended December 31, 2007.

RESULTS OF OPERATIONS

A summary of our operating results as a percentage of net sales is shown below (dollar amounts in millions):

	Three months ended

	March 29, 2008		March 31, 2007

Net sales
Seating	$3,036.1	78.7%	$2,994.2	68.0%
Electrical and electronic	821.5	21.3	788.7	17.9
Interior	—	—	623.2	14.1

Net sales	3,857.6	100.0	4,406.1	100.0

Gross profit	296.1	7.7	310.9	7.1
Selling, general and administrative expenses	133.2	3.5	126.5	2.9
Divestiture of Interior business	—	—	25.6	0.6
Interest expense	47.4	1.2	51.5	1.2
Other expense, net	6.0	0.2	25.0	0.6
Provision for income taxes	31.3	0.8	32.4	0.7

Net income	$78.2	2.0%	$49.9	1.1%

LEAR CORPORATION

Three Months Ended March 29, 2008 vs. Three Months Ended March 31, 2007

Net sales in the first quarter of 2008 were $3.9 billion as compared to $4.4 billion in the first quarter of 2007, a decrease of $549 million or 12.4%. The divestiture of our interior business, as well as lower industry production volumes and unfavorable vehicle platform mix, particularly in North America, negatively impacted net sales by $607 million and $298 million, respectively. The lower industry production volumes in North America were due in part to the impact of the American Axle strike. These decreases were partially offset by the impact of net foreign exchange rate fluctuations and the benefit of new business, primarily outside of North America, which increased net sales by $285 million and $96 million, respectively.

Gross profit and gross margin were $296 million and 7.7% in the quarter ended March 29, 2008, as compared to $311 million and 7.1% in the quarter ended March 31, 2007. Lower industry production volumes, including volume declines and associated costs and inefficiencies related to the American Axle strike, as well as unfavorable vehicle platform mix reduced gross profit by $84 million. The divestiture of our interior business also reduced gross profit by $23 million. These decreases were largely offset by the benefit of our restructuring and other productivity actions and the timing of commercial settlements.

Selling, general and administrative expenses, including research and development, were $133 million in the three months ended March 29, 2008, as compared to $127 million in the three months ended March 31, 2007. As a percentage of net sales, selling, general and administrative expenses were 3.5% in the first quarter of 2008 and 2.9% in the first quarter of 2007. The increase in selling, general and administrative expenses was primarily due to a curtailment gain of $36 million recognized in the first quarter of 2007 related to our decision to freeze our U.S. salaried pension plan, largely offset by the divestiture of our interior business, transaction costs related to the AREP merger agreement in the first quarter of 2007 and favorable cost performance in the first quarter of 2008.

Interest expense was $47 million in the first quarter of 2008 as compared to $52 million in the first quarter of 2007. This decrease was primarily due to lower borrowing levels and lower borrowing costs in the first quarter of 2008.

Other expense, which includes non-income related taxes, foreign exchange gains and losses, discounts and expenses associated with our asset-backed securitization and factoring facilities, gains and losses related to derivative instruments and hedging activities, minority interests in consolidated subsidiaries, equity in net income of affiliates, gains and losses on the sales of assets and other miscellaneous income and expense, was $6 million in the first three months of 2008 as compared to $25 million in the first three months of 2007. The reduction in other expense was primarily due to gains related to our derivative instruments and hedging activities, an increase in equity in net income of affiliates and a decrease in minority interests in consolidated subsidiaries, as well as a decrease in expenses associated with our asset-backed securitization and factoring facilities. In addition, we recognized a loss of $4 million related to the acquisition of the minority interest in an affiliate in the first quarter of 2007.

The provision for income taxes was $31 million for the first quarter of 2008, representing an effective tax rate of 28.6% on pretax income of $110 million, as compared to $32 million for the first quarter of 2007, representing an effective tax rate of 39.4% on pretax income of $82 million. The provision for income taxes in the first quarter of 2008 was impacted by a portion of our restructuring charges, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Excluding these items, the effective tax rate in the first quarter of 2008 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, foreign valuation allowances, the U.S. valuation allowance, tax credits, income tax incentives and other permanent items. The provision for income taxes in the first quarter of 2007 was impacted by costs related to the divestiture of our interior business, for a significant portion of which no tax benefit was provided as it was incurred in the United States. This was offset by the impact of the U.S. salaried pension plan curtailment gain, for which no tax expense was provided. The provision for income taxes in the first quarter of 2007 was also impacted by a portion of our restructuring charges and costs related to the AREP merger agreement, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Further, our current and future provision for income taxes is significantly impacted by the initial recognition of and changes in valuation allowances in certain countries, particularly the United States. We intend to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Our future provision for income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowance is eliminated. Accordingly, income taxes are impacted by the U.S. and foreign valuation allowance and the mix of earnings among jurisdictions.

Net income in the first quarter of 2008 was $78 million, or $1.00 per diluted share, as compared to $50 million, or $0.64 per diluted share, in the first quarter of 2007, for the reasons described above.

LEAR CORPORATION

Reportable Operating Segments

Historically, we have had three reportable operating segments: seating, which includes seat systems and the components thereof; electrical and electronic, which includes electrical distribution systems and electronic products, primarily wire harnesses, junction boxes, terminals and connectors and various electronic control modules, as well as audio sound systems and in-vehicle television and video entertainment systems; and interior, which has been divested and included instrument panels and cockpit systems, headliners and overhead systems, door panels, flooring and acoustic systems and other interior products. For further information related to our interior business, see Note 2, “Divestiture of Interior Business,” to the accompanying condensed consolidated financial statements. The financial information presented below is for our three reportable operating segments and our other category for the periods presented. The other category includes unallocated costs related to corporate headquarters, geographic headquarters and the elimination of intercompany activities, none of which meets the requirements of being classified as an operating segment. Corporate and geographic headquarters costs include various support functions, such as information technology, purchasing, corporate finance, legal, executive administration and human resources. Financial measures regarding each segment’s income before divestiture of Interior business, interest expense, other expense and provision for income taxes (“segment earnings”) and segment earnings divided by net sales (“margin”) are not measures of performance under accounting principles generally accepted in the United States (“GAAP”). Segment earnings and the related margin are used by management to evaluate the performance of our reportable operating segments. Segment earnings should not be considered in isolation or as a substitute for net income, net cash provided by operating activities or other income statement or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, segment earnings, as we determine it, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated segment earnings to consolidated income before provision for income taxes, see Note 16, “Segment Reporting,” to the accompanying condensed consolidated financial statements.

Seating

A summary of financial measures for our seating segment is shown below (dollar amounts in millions):

	Three months ended

	March 29, 2008	March 31, 2007

Net sales	$3,036.1	$2,994.2
Segment earnings (1)	183.3	197.1
Margin	6.0%	6.6%

(1) See definition above.

Seating net sales were $3.0 billion in the first quarter of 2008 and 2007. The impact of net foreign exchange rate fluctuations and the benefit of new business, primarily outside of North America, favorably impacted net sales by $217 million and $82 million, respectively. These increases were largely offset by lower industry production volumes, due in part to the American Axle strike, and unfavorable vehicle platform mix, which negatively impacted net sales by $265 million. Segment earnings and the related margin on net sales were $183 million and 6.0% in the first three months of 2008 as compared to $197 million and 6.6% in the first three months of 2007. The decline in segment earnings was largely due to lower industry production volumes, including volume declines and associated costs and inefficiencies related to the American Axle strike, and unfavorable vehicle platform mix, which negatively impacted segment earnings by $73 million. This decrease was largely offset by the benefit of our restructuring and other productivity actions and the timing of commercial settlements. In addition, in the first quarter of 2008, we incurred costs related to our restructuring actions of $13 million as compared to a benefit related to our restructuring actions of $5 million as the result of a curtailment gain in the first quarter of 2007. Excluding restructuring costs and other special items, segment margins in the first quarters of 2008 and 2007 were approximately the same.

Electrical and electronic

A summary of financial measures for our electrical and electronic segment is shown below (dollar amounts in millions):

	Three months ended

	March 29, 2008	March 31, 2007

Net sales	$821.5	$788.7
Segment earnings (1)	35.3	17.5
Margin	4.3%	2.2%

(1) See definition above.

LEAR CORPORATION

Electrical and electronic net sales were $822 million in the first quarter of 2008 as compared to $789 million in the first quarter of 2007. The impact of net foreign exchange rate fluctuations and the benefit of new business outside of North America favorably impacted net sales by $68 million and $14 million, respectively. These increases were partially offset by lower industry production volumes primarily in North America. Segment earnings and the related margin on net sales were $35 million and 4.3% in the first three months of 2008 as compared to $18 million and 2.2% in the first three months of 2007. The improvement in segment earnings was largely due to the benefit of our restructuring and other productivity actions and the net impact of legal and commercial claims, partially offset by net selling price reductions and lower industry production volumes primarily in North America. In addition, in the first quarter of 2008, we incurred costs related to our restructuring actions of $10 million as compared to $20 million in the first quarter of 2007.

Interior

A summary of financial measures for our interior segment is shown below (dollar amounts in millions):

	Three months ended

	March 29, 2008	March 31, 2007

Net sales	$ —	$ 623.2
Segment earnings (1)	—	8.8
Margin	—%	1.4%

(1) See definition above.

We substantially completed the divestiture of our interior business in the first quarter of 2007. See “– Executive Overview” for further information.

Other

A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Three months ended

	March 29, 2008	March 31, 2007

Net sales	$—	$—
Segment earnings (1)	(55.7)	(39.0)
Margin	N/A	N/A

(1) See definition above.

Our other category includes unallocated corporate and geographic headquarters costs, as well as the elimination of intercompany activity. Corporate and geographic headquarters costs include various support functions, such as information technology, purchasing, corporate finance, legal, executive administration and human resources. Segment earnings related to our other category were ($56) million in the first three months of 2008 as compared to ($39) million in the first three months of 2007. In the first quarter of 2007, we recognized a curtailment gain of $36 million related to our decision to freeze our U.S. salaried pension plan, which was partially offset by transaction costs of $9 million related to the AREP merger agreement and costs of $6 million related to the divestiture of our interior business.

RESTRUCTURING

In 2005, we implemented a comprehensive restructuring strategy intended to (i) better align our manufacturing capacity with the changing needs of our customers, (ii) eliminate excess capacity and lower our operating costs and (iii) streamline our organizational structure and reposition our business for improved long-term profitability. In connection with the restructuring actions, we incurred pretax restructuring costs of approximately $351 million and related manufacturing inefficiency charges of approximately $35 million through 2007.

In light of current industry conditions, particularly in North America, we expect to make significant restructuring and related investments in 2008 and beyond. In 2008, we expect to incur restructuring and related manufacturing inefficiency costs of approximately $100 million in connection with these activities. Such costs include employee termination benefits, asset impairment charges and contract termination costs, as well as other incremental costs resulting from the restructuring actions. These incremental costs principally include equipment and personnel relocation costs. We also expect to incur incremental manufacturing inefficiency

LEAR CORPORATION

costs at the operating locations impacted by the restructuring actions during the related restructuring implementation period. Restructuring costs are recognized in our consolidated financial statements in accordance with accounting principles generally accepted in the United States. Generally, charges are recorded as elements of the restructuring strategy are finalized. Actual costs recorded in our consolidated financial statements may vary from current estimates.

In connection with our prior restructuring actions and current activities, we recorded restructuring charges of approximately $20 million and related manufacturing inefficiency charges of approximately $4 million in the first quarter of 2008, including $23 million recorded as cost of sales and $1 million recorded as selling, general and administrative expenses. Restructuring activities resulted in cash expenditures of $38 million in the first quarter of 2008. The first quarter 2008 charges consist of employee termination benefits of $15 million and other related costs of $5 million. We also estimate that we incurred approximately $4 million in manufacturing inefficiency costs during this period as a result of the restructuring. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund capital expenditures, service indebtedness and support working capital requirements. In addition, approximately 90% of the costs associated with our current restructuring strategy are expected to require cash expenditures. Our principal sources of liquidity are cash flows from operating activities and borrowings under available credit facilities. A substantial portion of our operating income is generated by our subsidiaries. As a result, we are dependent on the earnings and cash flows of and the combination of dividends, royalties and other distributions and advances from our subsidiaries to provide the funds necessary to meet our obligations. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear. For further information regarding potential dividends from our non-U.S. subsidiaries, see Note 10, “Income Taxes,” to the consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2007.

Cash Flow

Cash provided by operating activities was $126 million in the first three months of 2008 as compared to cash used in operating activities of $42 million in the first three months of 2007. The net change in sold accounts receivable and the net change in working capital resulted in an increase in operating cash flow between periods of $151 million and $13 million, respectively. In addition, the improvement in net income between periods contributed, in part, to the increase in operating cash flow. These increases were partially offset by the net change in recoverable customer engineering and tooling, which decreased operating cash flow between periods by $21 million. In the first three months of 2008, increases in accounts receivable and accounts payable used cash of $262 million and generated cash of $144 million, respectively, reflecting the timing of payments received from our customers and made to our suppliers.

Cash used in investing activities was $32 million in the first three months of 2008 and $115 million in the first three months of 2007. In the first quarter of 2008, we received cash of $9 million as settlement of a purchase price contingency related to our acquisition of GHW Grote and Hartmann GmbH in 2004. In the first quarter of 2007, we had cash outflows in connection with the divestiture of our interior business and joint venture transactions of $57 million and $18 million, respectively. These reductions in cash outflows were partially offset by an increase in capital expenditures of $16 million. Capital expenditures in 2008 are estimated at approximately $255 million to $275 million.

Cash used in financing activities was $7 million in the first three months of 2008 and $22 million in the first three months of 2007. This reduction primarily reflects a decrease in the short-term debt repayments and cash overdrafts.

Capitalization

In addition to cash provided by operating activities, we utilize a combination of available credit facilities to fund our capital expenditures and working capital requirements. As of March 29, 2008 and March 31, 2007, our outstanding long-term debt balance was $2.4 billion and $2.5 billion, respectively. For the three months ended March 29, 2008 and March 31, 2007, the weighted average long-term interest rate, including rates under our committed credit facility and the effect of hedging activities, was 7.6% for both periods.

In addition, we utilize uncommitted lines of credit as needed for our short-term working capital fluctuations. As of March 29, 2008 and March 31, 2007, our outstanding unsecured short-term debt balance was $14 million and $12 million, respectively. For the three months ended March 29, 2008 and March 31, 2007, the weighted average short-term interest rate, including the effect of hedging activities, was 5.7% and 4.5%, respectively. The availability of uncommitted lines of credit may be affected by our financial performance, credit ratings and other factors. See “— Off-Balance Sheet Arrangements” and “— Accounts Receivable Factoring.”

LEAR CORPORATION

Primary Credit Facility

Our primary credit facility consists of an amended and restated credit and guarantee agreement, which provides for maximum revolving borrowing commitments of $1.7 billion and a term loan facility of $1.0 billion. The $1.7 billion revolving credit facility matures on March 23, 2010, and the $1.0 billion term loan facility matures on April 25, 2012. As of March 29, 2008 we had $991 million in borrowings outstanding under our term loan facility, with no additional availability. There were no amounts outstanding under the revolving credit facility and $63 million committed under outstanding letters of credit as of March 29, 2008.

Our obligations under the primary credit facility are secured by a pledge of all or a portion of the capital stock of certain of our subsidiaries, including substantially all of our first-tier subsidiaries, and are partially secured by a security interest in our assets and the assets of certain of our domestic subsidiaries. In addition, our obligations under the primary credit facility are guaranteed, on a joint and several basis, by certain of our subsidiaries, all of which are directly or indirectly 100% owned by the Company.

The primary credit facility contains certain affirmative and negative covenants, including (i) limitations on fundamental changes involving us or our subsidiaries, asset sales and restricted payments, (ii) a limitation on indebtedness with a maturity shorter than the term loan facility, (iii) a limitation on aggregate subsidiary indebtedness to an amount which is no more than 4% of consolidated total assets, (iv) a limitation on aggregate secured indebtedness to an amount which is no more than $100 million and (v) requirements that we maintain a leverage ratio of not more than 3.50 to 1, as of March 29, 2008, with decreases over time and an interest coverage ratio of not less than 2.75 to 1, as of March 29, 2008, with increases over time.

The leverage and interest coverage ratios, as well as the related components of their computation, are defined in the primary credit facility, which is incorporated by reference as an exhibit to our Annual Report on Form 10-K/A for the year ended December 31, 2007. The leverage ratio is calculated as the ratio of consolidated indebtedness to consolidated operating profit. For the purpose of the covenant calculation, (i) consolidated indebtedness is generally defined as reported debt, net of cash and cash equivalents and excludes transactions related to our asset-backed securitization and factoring facilities and (ii) consolidated operating profit is generally defined as net income excluding income taxes, interest expense, depreciation and amortization expense, other income and expense, minority interests in income of subsidiaries in excess of net equity earnings in affiliates, certain historical restructuring and other non-recurring charges, extraordinary gains and losses and other specified non-cash items. Consolidated operating profit is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under our primary credit facility. The interest coverage ratio is calculated as the ratio of consolidated operating profit to consolidated interest expense. For the purpose of the covenant calculation, consolidated interest expense is generally defined as interest expense plus any discounts or expenses related to our asset-backed securitization facility less amortization of deferred finance fees and interest income. As of March 29, 2008, we were in compliance with all covenants set forth in the primary credit facility. Our leverage and interest coverage ratios were 1.8 to 1 and 5.4 to 1, respectively. These ratios are calculated on a trailing four quarter basis. As a result, any decline in our future operating results will negatively impact our coverage ratios. Our failure to comply with these financial covenants could have a material adverse effect on our liquidity and operations.

Reconciliations of (i) consolidated indebtedness to reported debt, (ii) consolidated operating profit to income before provision for income taxes and (iii) consolidated interest expense to reported interest expense are shown below (in millions):

March 29, 2008

Consolidated indebtedness	$1,758.6
Cash and cash equivalents (subject to $700 million limitation)	700.0

Reported debt	$2,458.6

LEAR CORPORATION

Three Months Ended March 29, 2008

Consolidated operating profit	$245.3
Depreciation and amortization	(74.5)
Consolidated interest expense	(44.2)
Other expense, net (excluding certain amounts related to asset-backed securitization facility)	(5.8)
Other non-cash items	(11.3)

Income before provision for income taxes	$109.5

Consolidated interest expense	$44.2
Certain amounts related to asset-backed securitization facility	(0.2)
Amortization of deferred financing fees	2.2
Bank facility and other fees	1.2

Reported interest expense	$47.4

The primary credit facility also contains customary events of default, including an event of default triggered by a change of control of Lear. For further information related to our primary credit facility described above, including the operating and financial covenants to which we are subject and related definitions, see Note 9, “Long-Term Debt,” to the consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2007.

Senior Notes

In addition to borrowings outstanding under our primary credit facility, as of March 29, 2008, we had $1.4 billion of senior notes outstanding, consisting primarily of $300 million aggregate principal amount of senior notes due 2013, $600 million aggregate principal amount of senior notes due 2016, $399 million aggregate principal amount of senior notes due 2014, $1 million accreted value of zero-coupon convertible senior notes due 2022, Euro 56 million (approximately $87 million based on the exchange rate in effect as of March 29, 2008) aggregate principal amount of senior notes due 2008 and $41 million aggregate principal amount of senior notes due 2009. We repaid Euro 56 million aggregate principal amount of senior notes on April 1, 2008, the maturity date.

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

With the exception of our zero-coupon convertible senior notes, our senior notes contain covenants restricting our ability to incur liens and to enter into sale and leaseback transactions. As of March 29, 2008, we were in compliance with all covenants and other requirements set forth in our senior notes.

The senior notes due 2013 and 2016 (having an aggregate principal amount outstanding of $900 million as of March 29, 2008) provide holders of the notes the right to require us to repurchase all or any part of their notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a “change of control” (as defined in the indenture governing the notes). The indentures governing our other senior notes do not contain a change of control repurchase obligation.

Scheduled cash interest payments on our outstanding debt are approximately $160 million in the last nine months of 2008.

For further information related to our senior notes described above, see Note 9, “Long-Term Debt,” to the consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2007.

Off-Balance Sheet Arrangements

Asset-Backed Securitization Facility

As of March 29, 2008, we had in place an asset-backed securitization facility (the “ABS facility”), which provided for maximum purchases of adjusted accounts receivable of $150 million. There were no accounts receivable sold under this facility in the first quarter of 2008. The ABS facility expired on April 30, 2008, and we did not elect to renew the existing facility.

LEAR CORPORATION

Guarantees and Commitments

We guarantee certain of the debt of some of our unconsolidated affiliates. The percentages of debt guaranteed of these entities are based on our ownership percentages. As of March 29, 2008, the aggregate amount of debt guaranteed was approximately $14 million.

Accounts Receivable Factoring

Certain of our European and Asian subsidiaries periodically factor their accounts receivable with financial institutions. Such receivables are factored without recourse to us and are excluded from accounts receivable in the accompanying condensed consolidated balance sheets. As of March 29, 2008 and December 31, 2007, the amount of factored receivables was $229 million and $104 million, respectively. We cannot provide any assurances that these factoring facilities will be available or utilized in the future.

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

	Standard & Poor’s Ratings Services	Moody’s Investors Service

Credit rating of senior secured debt	BB–	B2
Corporate rating	B+	B2
Credit rating of senior unsecured debt	B–	B3
Ratings outlook	Credit Watch Negative	Stable

Common Stock Repurchase Program

In February 2008, our Board of Directors authorized a common stock repurchase program, which modified our previous common stock repurchase program, approved in November 2007, to permit the repurchase of up to 3,000,000 shares of our common stock through February 14, 2010. We expect to fund the share repurchases through a combination of cash on hand, future cash flows from operations and borrowings under available credit facilities. Share repurchases under this program may be made through open market purchases, privately negotiated transactions, block trades or other available methods. The timing and actual number of shares repurchased will depend on a variety of factors, including price, alternative uses of capital, corporate and regulatory requirements and market conditions. The common stock repurchase program may be suspended or discontinued at any time. See “— Forward-Looking Statements.” In the first quarter of 2008, we repurchased 61,700 shares of our outstanding common stock at an average purchase price of $25.43 per share, excluding commissions of $0.03 per share, under this program. As of March 29, 2008, 2,784,042 shares of common stock were available for repurchase under the common stock repurchase program.

Adequacy of Liquidity Sources

We believe that cash flows from operations and availability under our available credit facilities will be sufficient to meet our liquidity needs, including capital expenditures and anticipated working capital requirements, for the foreseeable future. Our cash flows from operations, borrowing availability and overall liquidity are subject to risks and uncertainties. See “— Executive Overview” above, “— Forward-Looking Statements” below and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K/A for the year ended December 31, 2007.

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

LEAR CORPORATION

to the hedge. Gains and losses incurred related to foreign exchange contracts are generally offset by the direct effects of currency movements on the underlying transactions.

Our most significant foreign currency transactional exposures relate to the Mexican peso and various European currencies. We have performed a quantitative analysis of our overall currency rate exposure as of March 29, 2008. The potential adverse earnings impact related to net transactional exposures from a hypothetical 10% strengthening of the U.S. dollar relative to all other currencies for a twelve-month period is approximately $1 million. The potential adverse earnings impact related to net transactional exposures from a similar strengthening of the Euro relative to all other currencies for a twelve-month period is approximately $15 million.

As of March 29, 2008, foreign exchange contracts representing $598 million of notional amount were outstanding with maturities of less than nine months. As of March 29, 2008, the fair market value of these contracts was approximately $12 million. A 10% change in the value of the U.S. dollar relative to all other currencies would result in a $19 million change in the aggregate fair market value of these contracts. A 10% change in the value of the Euro relative to all other currencies would result in a $19 million change in the aggregate fair market value of these contracts.

There are certain shortcomings inherent in the sensitivity analysis presented. The analysis assumes that all currencies would uniformly strengthen or weaken relative to the U.S. dollar or Euro. In reality, some currencies may strengthen while others may weaken, causing the earnings impact to increase or decrease depending on the currency and the direction of the rate movement.

In addition to the transactional exposure described above, our operating results are impacted by the translation of our foreign operating income into U.S. dollars (“translation exposure”). In 2007, net sales outside of the United States accounted for 72% of our consolidated net sales, although certain non-U.S. sales are U.S. dollar denominated. We do not enter into foreign exchange contracts to mitigate this exposure.

Interest Rates

Our exposure to variable interest rates on outstanding variable rate debt instruments indexed to United States or European Monetary Union short-term money market rates is partially managed by the use of interest rate swap and other derivative contracts. These contracts convert certain variable rate debt obligations to fixed rate, matching effective and maturity dates to specific debt instruments. From time to time, we also utilize interest rate swap and other derivative contracts to convert certain fixed rate debt obligations to variable rate, matching effective and maturity dates to specific debt instruments. All of our interest rate swap and other derivative contracts are executed with banks that we believe are creditworthy and are denominated in currencies that match the underlying debt instrument. Net interest payments or receipts from interest rate swap and other derivative contracts are included as adjustments to interest expense in our consolidated statements of income on an accrual basis.

We have performed a quantitative analysis of our overall interest rate exposure as of March 29, 2008. This analysis assumes an instantaneous 100 basis point parallel shift in interest rates at all points of the yield curve. The potential adverse earnings impact from this hypothetical increase for a twelve-month period is approximately $3 million.

As of March 29, 2008, interest rate swap and other derivative contracts representing $600 million of notional amount were outstanding with maturity dates of September 2008 through September 2011. All of these contracts are designated as cash flow hedges and modify the variable rate characteristics of our variable rate debt instruments. The fair market value of all outstanding interest rate swap and other derivative contracts is subject to changes in value due to changes in interest rates. As of March 29, 2008, the fair market value of these contracts was approximately negative $31 million. A 100 basis point parallel shift in interest rates would result in an $8 million change in the aggregate fair market value of these contracts.

Commodity Prices

We have commodity price risk with respect to purchases of certain raw materials, including steel, leather, resins, chemicals, copper and diesel fuel. In limited circumstances, we have used financial instruments to mitigate this risk. Since the first quarter of 2007, energy costs and the prices of several of our key raw materials have increased substantially.

We have developed and implemented strategies to mitigate or partially offset the impact of higher raw material, energy and commodity costs, which include cost reduction actions, the utilization of our cost technology optimization process, the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments and the acceleration of low-cost country sourcing and engineering. However, due to the magnitude and duration of the increased raw material, energy and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers, offset only a portion of the adverse impact. In addition, higher crude oil prices can indirectly impact our operating results by adversely affecting demand for certain of our key light truck and SUV platforms. Higher energy and raw material prices are likely to have an adverse impact on our

LEAR CORPORATION

operating results in the foreseeable future. See Item 1A, “Risk Factors — High raw material costs may continue to have a significant adverse impact on our profitability,” and “— Forward-Looking Statements” in our Annual Report on Form 10-K/A for the year ended December 31, 2007.

We use derivative instruments to reduce our exposure to fluctuations in certain commodity prices, including copper and natural gas. Commodity contracts are executed with banks that we believe are creditworthy. A portion of our derivative instruments are currently designated as cash flow hedges. As of March 29, 2008, commodity swap contracts representing $45 million of notional amount were outstanding with maturities of less than twelve months. As of March 29, 2008, the fair market value of these contracts was approximately $3 million. The potential adverse earnings impact from a 10% parallel worsening of the respective commodity curves for a twelve-month period is approximately $5 million.

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

On June 13, 2005, The Chamberlain Group (“Chamberlain”) filed a lawsuit against us and Ford Motor Company (“Ford”) in the Northern District of Illinois alleging patent infringement. Two counts were asserted against us and Ford based upon two Chamberlain rolling-code garage door opener system patents. Two additional counts were asserted against Ford only (not us) based upon different Chamberlain patents. The Chamberlain lawsuit was filed in connection with the marketing of our universal garage door opener system, which competes with a product offered by JCI. JCI obtained technology from Chamberlain to operate its product. In October 2005, JCI joined the lawsuit as a plaintiff along with Chamberlain. In October 2006, Ford was dismissed from the suit. JCI and Chamberlain filed a motion for a preliminary injunction, and on March 30, 2007, the court issued a decision granting plaintiffs’ motion for a preliminary injunction but did not enter an injunction at that time. In response, we filed a motion seeking to stay the effectiveness of any injunction that may be entered and General Motors Corporation (“GM”) moved to intervene. On April 25, 2007, the court granted GM’s motion to intervene, entered a preliminary injunction order that exempts our existing GM programs and denied our motion to stay the effectiveness of the preliminary injunction order pending appeal. On April 27, 2007, we filed our notice of appeal from the granting of the preliminary injunction and the denial of our motion to stay its effectiveness. On May 7, 2007, we filed a motion for stay with the Federal Circuit Court of Appeals, which the court denied on June 6, 2007. On February 19, 2008, the Federal Circuit Court of Appeals issued a decision in our favor that vacated the preliminary injunction and reversed the district court’s interpretation of a key claim term. A petition by JCI for a rehearing on the matter was denied on April 10, 2008. The case is now

LEAR CORPORATION

remanded to the district court for trial. We intend to vigorously defend this matter through a motion for summary judgment and have re-commenced our marketing efforts of our universal garage door opener product.

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

In April 2006, a former employee of ours filed a purported class action lawsuit in the U.S. District Court for the Eastern District of Michigan against us, members of our Board of Directors, members of our Employee Benefits Committee (the “EBC”) and certain members of our human resources personnel alleging violations of the Employment Retirement Income Security Act (“ERISA”) with respect to our retirement savings plans for salaried and hourly employees. In the second quarter of 2006, we were served with three additional purported class action ERISA lawsuits, each of which contained similar allegations against us, members of our Board of Directors, members of our EBC and certain members of our senior management and our human resources personnel. At the end of the second quarter of 2006, the court entered an order consolidating these four lawsuits as In re: Lear Corp. ERISA Litigation. During the third quarter of 2006, plaintiffs filed their consolidated complaint, which alleges breaches of fiduciary duties substantially similar to those alleged in the four individually filed lawsuits. The consolidated complaint continues to name certain current and former members of the Board of Directors and the EBC and certain members of senior management and adds certain other current and former members of the EBC. The consolidated complaint generally alleges that the defendants breached their fiduciary duties to plan participants in connection with the administration of our retirement savings plans for salaried and hourly employees. The fiduciary duty claims are largely based on allegations of breaches of the fiduciary duties of prudence and loyalty and of over-concentration of plan assets in our common stock. The plaintiffs purport to bring these claims on behalf of the plans and all persons who were participants in or beneficiaries of the plans from October 21, 2004, to the present and seek to recover losses allegedly suffered by the plans. The complaints do not specify the amount of damages sought. During the fourth quarter of 2006, the defendants filed a motion to dismiss all defendants and all counts in the consolidated complaint. During the second quarter of 2007, the court denied defendants’ motion to dismiss and defendants’ answer to the consolidated complaint was filed in August 2007. On August 8, 2007, the court ordered that discovery be completed by April 30, 2008. During the first quarter of 2008, the parties exchanged written discovery requests, the defendants filed with the court a motion to compel plaintiffs to provide more complete discovery responses, and the plaintiffs filed their motion for class certification. In mid-April 2008, the parties entered into an agreement to stay all pending matters including discovery and motion practice pending mediation. If the lawsuit does not settle, the parties will resume those matters pursuant to a revised schedule, and we will continue to vigorously defend the consolidated lawsuit.

Between February 9, 2007 and February 21, 2007, certain stockholders filed three purported class action lawsuits against us, certain members of our Board of Directors and American Real Estate Partners, L.P. (currently known as Icahn Enterprises, L.P.) and certain of its affiliates (collectively, “AREP”) in the Delaware Court of Chancery. On February 21, 2007, these lawsuits were consolidated into a single action. The amended complaint in the consolidated action generally alleges that the AREP merger agreement with AREP Car Holdings Corp. and AREP Car Acquisition Corp. (collectively the “AREP Entities”) unfairly limited the process of selling Lear and that certain members of our Board of Directors breached their fiduciary duties in connection with the AREP merger agreement and acted with conflicts of interest in approving the AREP merger agreement. The amended complaint in the consolidated action further alleges that Lear’s preliminary and definitive proxy statements for the AREP merger agreement were misleading and incomplete, and that Lear’s payments to AREP as a result of the termination of the AREP merger agreement constituted unjust enrichment and waste. On February 23, 2007, the plaintiffs filed a motion for expedited proceedings and a motion to preliminarily enjoin the transactions contemplated by the AREP merger agreement. On March 27, 2007, the plaintiffs filed an amended complaint. On June 15, 2007, the Delaware court issued an order entering a limited injunction of Lear’s planned shareholder vote on the AREP merger agreement until the Company made supplemental proxy disclosure. That supplemental proxy disclosure was approved by the

LEAR CORPORATION

Delaware court and made on June 18, 2007. On June 26, 2007, the Delaware court granted the plaintiffs’ motion for leave to file a second amended complaint. On September 11, 2007, the plaintiffs filed a third amended complaint. On January 30, 2008, the Delaware court granted the plaintiffs’ motion for leave to file a fourth amended complaint leaving only derivative claims against the Lear directors and AREP based on the payment by Lear to AREP of a termination fee pursuant to the AREP merger agreement. On March 14, 2008, the plaintiffs filed an interim petition for an award of fees and expenses related to the supplemental proxy disclosure. On April 14, 2008, the defendants filed a motion to dismiss the remaining claims in the fourth amended complaint. Both the motion to dismiss and the plaintiffs’ interim fee petition are scheduled to be heard by the Delaware court in June 2008. We believe that this lawsuit is without merit and intend to defend against it vigorously.

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

Although we record reserves for legal, product warranty and environmental matters in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” the outcomes of these matters are inherently uncertain. Actual results may differ significantly from current estimates. See Item 1A, “Risk Factors,” in our Annual Report on Form 10-K/A for the year ended December 31, 2007.

Significant Accounting Policies and Critical Accounting Estimates

Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, they are subject to an inherent degree of uncertainty. As a result, actual results in these areas may differ significantly from our estimates. For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Accounting Policies and Critical Accounting Estimates,” and Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2007. There have been no significant changes in our significant accounting policies or critical accounting estimates during the first three months of 2008.

Recently Issued Accounting Pronouncements

Fair Value Measurements

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of this statement are generally to be applied prospectively in the fiscal year beginning January 1, 2008. With the exception of newly required disclosures, the effects of adoption were not significant. For further information, see Note 17, “Financial Instruments,” to the accompanying condensed consolidated financial statements included in this Report.

The FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115.” This statement provides entities with the option to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The provisions of this statement are effective as of the beginning of the first fiscal year beginning after November 15, 2007. We did not apply the provisions of SFAS No. 159 to any of our existing financial assets or liabilities.

Pension and Other Postretirement Benefits

SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R),” requires the measurement of defined benefit plan assets and liabilities as of the annual balance sheet date beginning in the fiscal period ending after December 15, 2008. In previous years, we measured our plan assets and liabilities using an early measurement date of September 30, as allowed by the original provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” In the first quarter of 2008, the required adjustment to recognize the net periodic benefit cost for the transition period from October 1, 2007 to December 31, 2007, was determined using the 15-month measurement approach. Under this approach, the net periodic benefit cost was determined for the period from October 1, 2007 to December 31, 2008, and the adjustment for the transition period was calculated

LEAR CORPORATION

on a pro-rata basis. We recorded an after-tax transition adjustment of $7.0 million as an increase to beginning retained deficit, $1.0 million as an increase to accumulated other comprehensive income and $6.0 million as an increase to the net pension and other postretirement liability related accounts in the accompanying condensed consolidated balance sheet as of March 29, 2008.

The Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires the recognition of a liability, in accordance with SFAS No. 106, for endorsement split-dollar life insurance arrangements that provide postretirement benefits. This EITF is effective for the fiscal period beginning after December 15, 2007. In accordance with the EITF’s transition provisions, we recorded approximately $5 million as a cumulative effect of a change in accounting principle as of January 1, 2008. The cumulative effect adjustment was recorded as an increase to beginning retained deficit and an increase to other long-term liabilities in the accompanying condensed consolidated balance sheet as of March 29, 2008. In addition, we expect to record additional postretirement benefit expenses of less than $1 million in 2008 associated with the adoption of this EITF.

Business Combinations and Noncontrolling Interests

The FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” This statement significantly changes the financial accounting and reporting of business combination transactions. The provisions of this statement are to be applied prospectively to business combination transactions in the first annual reporting period beginning on or after December 15, 2008. We will evaluate the impact of this statement on future business combinations.

The FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests in subsidiaries. This statement requires the reporting of all noncontrolling interests as a separate component of stockholders’ equity, the reporting of consolidated net income as the amount attributable to both the parent and the noncontrolling interests and the separate disclosure of net income attributable to the parent and to the noncontrolling interests. In addition, this statement provides accounting and reporting guidance related to changes in noncontrolling ownership interests. With the exception of the reporting requirements described above which require retrospective application, the provisions of SFAS No. 160 are to be applied prospectively in the first annual reporting period beginning on or after December 15, 2008. As of March 29, 2008 and December 31, 2007, noncontrolling interests of $18 million and $27 million, respectively, were recorded in other long-term liabilities in the accompanying condensed consolidated balance sheets. For the three months ended March 29, 2008 and March 31, 2007, net income attributable to noncontrolling interests of $4 million and $10 million, respectively, was recorded in other expense, net in the accompanying condensed consolidated statements of income.

Derivative Instruments and Hedging Activities

The FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures regarding (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, performance and cash flows. The provisions of this statement are effective for the fiscal year and interim periods beginning after November 15, 2008. We are currently evaluating the provisions of this statement.

LEAR CORPORATION

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. The words “will,” “may,” “designed to,” “outlook,” “believes,” “should,” “anticipates,” “plans,” “expects,” “intends,” “estimates” and similar expressions identify these forward-looking statements. All statements contained or incorporated in this Report which address operating performance, events or developments that we expect or anticipate may occur in the future, including statements related to business opportunities, awarded sales contracts, sales backlog and on-going commercial arrangements or statements expressing views about future operating results, are forward-looking statements. Important factors, risks and uncertainties that may cause actual results to differ from those expressed in our forward-looking statements include, but are not limited to:

•	general economic conditions in the markets in which we operate, including changes in interest rates or currency exchange rates;

•	the financial condition of our customers or suppliers;

•	changes in our current vehicle production estimates;

•	fluctuations in the production of vehicles for which we are a supplier;

•	the loss of business with respect to, or the lack of commercial success of, a vehicle model for which we are a significant supplier;

•	disruptions in the relationships with our suppliers;

•	labor disputes involving us or our significant customers or suppliers or that otherwise affect us;

•	the outcome and duration of the American Axle strike;

•	our ability to achieve cost reductions that offset or exceed customer-mandated selling price reductions;

•	the outcome of customer productivity negotiations;

•	the impact and timing of program launch costs;

•	the costs, timing and success of restructuring actions;

•	increases in our warranty or product liability costs;

•	risks associated with conducting business in foreign countries;

•	competitive conditions impacting our key customers and suppliers;

•	the cost and availability of raw materials and energy;

•	our ability to mitigate any increases in raw material, energy and commodity costs;

•	the outcome of legal or regulatory proceedings to which we are or may become a party;

•	unanticipated changes in cash flow, including our ability to align our vendor payment terms with those of our customers;

•	our ability to access capital markets on commercially reasonable terms; and

•	other risks, described in Part II – Item 1A, “Risk Factors,” in our Annual Report on Form 10-K/A for the year ended December 31, 2007, and from time to time in our other SEC filings.

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

(b)	Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 29, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On June 13, 2005, The Chamberlain Group (“Chamberlain”) filed a lawsuit against us and Ford Motor Company (“Ford”) in the Northern District of Illinois alleging patent infringement. Two counts were asserted against us and Ford based upon two Chamberlain rolling-code garage door opener system patents. Two additional counts were asserted against Ford only (not us) based upon different Chamberlain patents. The Chamberlain lawsuit was filed in connection with the marketing of our universal garage door opener system, which competes with a product offered by JCI. JCI obtained technology from Chamberlain to operate its product. In October 2005, JCI joined the lawsuit as a plaintiff along with Chamberlain. In October 2006, Ford was dismissed from the suit. JCI and Chamberlain filed a motion for a preliminary injunction, and on March 30, 2007, the court issued a decision granting plaintiffs’ motion for a preliminary injunction but did not enter an injunction at that time. In response, we filed a motion seeking to stay the effectiveness of any injunction that may be entered and General Motors Corporation (“GM”) moved to intervene. On April 25, 2007, the court granted GM’s motion to intervene, entered a preliminary injunction order that exempts our existing GM programs and denied our motion to stay the effectiveness of the preliminary injunction order pending appeal. On April 27, 2007, we filed our notice of appeal from the granting of the preliminary injunction and the denial of our motion to stay its effectiveness. On May 7, 2007, we filed a motion for stay with the Federal Circuit Court of Appeals, which the court denied on June 6, 2007. On February 19, 2008, the Federal Circuit Court of Appeals issued a decision in our favor that vacated the preliminary injunction and reversed the district court’s interpretation of a key claim term. A petition by JCI for a rehearing on the matter was denied on April 10, 2008. The case is now remanded to the district court for trial. We intend to vigorously defend this matter through a motion for summary judgment and have re-commenced our marketing efforts of our universal garage door opener product.

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

LEAR CORPORATION

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

Other Matters

In April 2006, a former employee of ours filed a purported class action lawsuit in the U.S. District Court for the Eastern District of Michigan against us, members of our Board of Directors, members of our Employee Benefits Committee (the “EBC”) and certain members of our human resources personnel alleging violations of the Employment Retirement Income Security Act (“ERISA”) with respect to our retirement savings plans for salaried and hourly employees. In the second quarter of 2006, we were served with three additional purported class action ERISA lawsuits, each of which contained similar allegations against us, members of our Board of Directors, members of our EBC and certain members of our senior management and our human resources personnel. At the end of the second quarter of 2006, the court entered an order consolidating these four lawsuits as In re: Lear Corp. ERISA Litigation. During the third quarter of 2006, plaintiffs filed their consolidated complaint, which alleges breaches of fiduciary duties substantially similar to those alleged in the four individually filed lawsuits. The consolidated complaint continues to name certain current and former members of the Board of Directors and the EBC and certain members of senior management and adds certain other current and former members of the EBC. The consolidated complaint generally alleges that the defendants breached their fiduciary duties to plan participants in connection with the administration of our retirement savings plans for salaried and hourly employees. The fiduciary duty claims are largely based on allegations of breaches of the fiduciary duties of prudence and loyalty and of over-concentration of plan assets in our common stock. The plaintiffs purport to bring these claims on behalf of the plans and all persons who were participants in or beneficiaries of the plans from October 21, 2004, to the present and seek to recover losses allegedly suffered by the plans. The complaints do not specify the amount of damages sought. During the fourth quarter of 2006, the defendants filed a motion to dismiss all defendants and all counts in the consolidated complaint. During the second quarter of 2007, the court denied defendants’ motion to dismiss and defendants’ answer to the consolidated complaint was filed in August 2007. On August 8, 2007, the court ordered that discovery be completed by April 30, 2008. During the first quarter of 2008, the parties exchanged written discovery requests, the defendants filed with the court a motion to compel plaintiffs to provide more complete discovery responses, and the plaintiffs filed their motion for class certification. In mid-April 2008, the parties entered into an agreement to stay all pending matters including discovery and motion practice pending mediation. If the lawsuit does not settle, the parties will resume those matters pursuant to a revised schedule, and we will continue to vigorously defend the consolidated lawsuit.

Between February 9, 2007 and February 21, 2007, certain stockholders filed three purported class action lawsuits against us, certain members of our Board of Directors and American Real Estate Partners, L.P. (currently known as Icahn Enterprises, L.P.) and certain of its affiliates (collectively, “AREP”) in the Delaware Court of Chancery. On February 21, 2007, these lawsuits were consolidated into a single action. The amended complaint in the consolidated action generally alleges that the Agreement and Plan of Merger, as amended, (the “AREP merger agreement”) with AREP Car Holdings Corp. and AREP Car Acquisition Corp. (collectively the “AREP Entities”) unfairly limited the process of selling Lear and that certain members of our Board of Directors breached their fiduciary duties in connection with the AREP merger agreement and acted with conflicts of interest in approving the AREP merger agreement. The amended complaint in the consolidated action further alleges that Lear’s preliminary and definitive proxy statements for the

LEAR CORPORATION

AREP merger agreement were misleading and incomplete, and that Lear’s payments to AREP as a result of the termination of the AREP merger agreement constituted unjust enrichment and waste. On February 23, 2007, the plaintiffs filed a motion for expedited proceedings and a motion to preliminarily enjoin the transactions contemplated by the AREP merger agreement. On March 27, 2007, the plaintiffs filed an amended complaint. On June 15, 2007, the Delaware court issued an order entering a limited injunction of Lear’s planned shareholder vote on the AREP merger agreement until the Company made supplemental proxy disclosure. That supplemental proxy disclosure was approved by the Delaware court and made on June 18, 2007. On June 26, 2007, the Delaware court granted the plaintiffs’ motion for leave to file a second amended complaint. On September 11, 2007, the plaintiffs filed a third amended complaint. On January 30, 2008, the Delaware court granted the plaintiffs’ motion for leave to file a fourth amended complaint leaving only derivative claims against the Lear directors and AREP based on the payment by Lear to AREP of a termination fee pursuant to the AREP merger agreement. On March 14, 2008, the plaintiffs filed an interim petition for an award of fees and expenses related to the supplemental proxy disclosure. On April 14, 2008, the defendants filed a motion to dismiss the remaining claims in the fourth amended complaint. Both the motion to dismiss and the plaintiffs’ interim fee petition are scheduled to be heard by the Delaware court in June 2008. We believe that this lawsuit is without merit and intend to defend against it vigorously.

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

Although we record reserves for legal, product warranty and environmental matters in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” the outcomes of these matters are inherently uncertain. Actual results may differ significantly from current estimates. See Item 1A, “Risk Factors,” in our Annual Report on Form 10-K/A for the year ended December 31, 2007.

We are involved in certain other legal actions and claims arising in the ordinary course of business, including, without limitation, commercial disputes, intellectual property matters, personal injury claims, tax claims and employment matters. Although the outcome of any legal matter cannot be predicted with certainty, we do not believe that any of these other legal proceedings or matters in which we are currently involved, either individually or in the aggregate, will have a material adverse effect on our business, consolidated financial position, results of operations or cash flows. See Item 1A, “Risk Factors — We are involved from time to time in legal proceedings and commercial or contractual disputes, which could have an adverse impact on our profitability and consolidated financial position,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Matters” in our Annual Report on Form 10-K/A for the year ended December 31, 2007.

ITEM 1A — RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2007.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As discussed in Part I – Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capitalization – Common Stock Repurchase Program,” in February 2008, our Board of Directors authorized a common stock repurchase program which modified our previous common stock repurchase program, approved in November 2007, to permit the repurchase of up to 3,000,000 shares of our common stock through February 14, 2010. The common stock repurchase program may be suspended or discontinued at any time. A summary of the shares of our common stock repurchased during the quarter ended March 29, 2008, is shown below:

LEAR CORPORATION

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Program

January 1, 2008 through January 26, 2008	—	N/A	—	2,845,742
January 27, 2008 through February 23, 2008	—	N/A	—	2,845,742
February 24, 2008 through March 29, 2008	61,700	$25.43*	61,700	2,784,042

Total	61,700	$25.43*	61,700	2,784,042

* Excludes commissions of $0.03 per share.

ITEM 6 — EXHIBITS

The exhibits listed on the “Index to Exhibits” on page 48 are filed with this Form 10-Q or incorporated by reference as set forth below.

LEAR CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION

Dated: May 2, 2008	By:	/s/ Robert E. Rossiter

Robert E. Rossiter
Chairman, Chief Executive Officer and President

	By:	/s/ Matthew J. Simoncini

Matthew J. Simoncini
Senior Vice President and Chief Financial Officer

LEAR CORPORATION

Index to Exhibits

Exhibit Number		Exhibit

	10.1*

Employment Agreement, effective as of January 1, 2008, between the Company and Terrence B. Larkin (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on 10-K/A for the year ended December 31, 2007).

	10.2*

Fifth Amendment to the Lear Corporation Executive Supplemental Savings Plan, dated as of February 14, 2008 (incorporated by reference to Exhibit 10.68 to the Company’s Annual Report on 10-K/A for the year ended December 31, 2007).

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