Form 10-Q
period 2008-06-28
LEAR CORP
filed 2008-08-04
CIK 842162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2008.

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
Yes ☐ No ☒

As of July 31, 2008, the number of shares outstanding of the registrant’s common stock was 77,320,260 shares.

LEAR CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 28, 2008

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

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 28, 2008	December 31, 2007

	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$623.5	$601.3
Accounts receivable	2,454.7	2,147.6
Inventories	691.0	605.5
Other	438.4	363.6

Total current assets	4,207.6	3,718.0

LONG-TERM ASSETS:
Property, plant and equipment, net	1,393.9	1,392.7
Goodwill, net	2,084.3	2,054.0
Other	661.8	635.7

Total long-term assets	4,140.0	4,082.4

	$8,347.6	$7,800.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$30.1	$13.9
Accounts payable and drafts	2,579.9	2,263.8
Accrued liabilities	1,316.4	1,230.1
Current portion of long-term debt	53.9	96.1

Total current liabilities	3,980.3	3,603.9

LONG-TERM LIABILITIES:
Long-term debt	2,302.2	2,344.6
Other	764.8	761.2

Total long-term liabilities	3,067.0	3,105.8

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 150,000,000 shares authorized; 82,549,501 shares and 82,547,651 shares issued as of June 28, 2008 and December 31, 2007, respectively	0.8	0.8
Additional paid-in capital	1,378.8	1,373.3
Common stock held in treasury, 5,236,809 shares as of June 28, 2008, and 5,357,686 shares as of December 31, 2007, at cost	(188.5)	(194.5)
Retained deficit	(32.3)	(116.5)
Accumulated other comprehensive income	141.5	27.6

Total stockholders’ equity	1,300.3	1,090.7

	$8,347.6	$7,800.4

The accompanying notes are an integral part of these condensed consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in millions, except per share data)

	Three Months Ended		Six Months Ended

	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Net sales	$3,979.0	$4,155.3	$7,836.6	$8,561.4

Cost of sales	3,717.9	3,817.7	7,279.4	7,912.9
Selling, general and administrative expenses	155.6	142.8	288.8	269.3
Divestiture of Interior business	—	(0.7)	—	24.9
Interest expense	45.6	51.3	93.0	102.8
Other expense, net	4.1	0.3	10.1	25.3

Income before provision for income taxes	55.8	143.9	165.3	226.2
Provision for income taxes	37.5	20.3	68.8	52.7

Net income	$18.3	$123.6	$96.5	$173.5

Basic net income per share	$0.24	$1.61	$1.25	$2.27

Diluted net income per share	$0.23	$1.58	$1.23	$2.22

The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six Months Ended

	June 28, 2008	June 30, 2007

Cash Flows from Operating Activities:
Net income	$96.5	$173.5
Adjustments to reconcile net income to net cash provided by operating activities:
Divestiture of Interior business	—	24.9
Depreciation and amortization	151.9	150.2
Net change in recoverable customer engineering and tooling	(4.0)	22.3
Net change in working capital items	(161.4)	(113.2)
Net change in sold accounts receivable	114.4	7.3
Other, net	(3.2)	(17.5)

Net cash provided by operating activities	194.2	247.5

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(95.5)	(68.3)
Divestiture of Interior business	—	(55.9)
Other, net	10.1	(30.1)

Net cash used in investing activities	(85.4)	(154.3)

Cash Flows from Financing Activities:
Primary credit facility repayments, net	—	(3.0)
Repayment of senior notes	(87.0)	—
Other long-term debt repayments, net	(4.4)	(7.6)
Short-term debt repayments, net	(1.0)	(13.0)
Proceeds from exercise of stock options	—	6.7
Repurchase of common stock	(1.6)	—
Decrease in drafts	(3.8)	(10.5)

Net cash used in financing activities	(97.8)	(27.4)

Effect of foreign currency translation	11.2	(3.3)

Net Change in Cash and Cash Equivalents	22.2	62.5
Cash and Cash Equivalents as of Beginning of Period	601.3	502.7

Cash and Cash Equivalents as of End of Period	$623.5	$565.2

Changes in Working Capital Items:
Accounts receivable	$(272.8)	$(577.2)
Inventories	(63.8)	10.7
Accounts payable	161.8	339.4
Accrued liabilities and other	13.4	113.9

Net change in working capital items	$(161.4)	$(113.2)

Supplementary Disclosure:
Cash paid for interest	$86.3	$105.2

Cash paid for income taxes	$42.5	$62.4

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

Certain amounts in the prior period’s financial statements have been reclassified to conform to the presentation used in the quarter ended June 28, 2008.

(2) Divestiture of Interior Business

On March 31, 2007, the Company completed the transfer of substantially all of the assets of the Company’s North American interior business (as well as its interests in two China joint ventures and $27.4 million of cash) to International Automotive Components Group North America, Inc. and International Automotive Components Group North America, LLC (together, “IAC North America”). In connection with this transaction, the Company recorded a loss on divestiture of interior business of $611.5 million, of which $4.6 million was recognized in 2007 ($20.7 million in the first six months of 2007) and $606.9 million was recognized in 2006. The Company also recognized additional costs related to the divestiture, including $7.5 million recorded as cost of sales and $2.5 million recorded as selling, general and administrative expenses in the accompanying condensed consolidated statement of income for the six months ended June 30, 2007.

The divestiture of the Company’s North American interior business substantially completed the disposition of the Company’s interior business. In 2006, the Company completed the contribution of substantially all of its European interior business to International Automotive Components Group, LLC (“IAC Europe”), in exchange for a one-third equity interest in IAC Europe. In connection with this transaction, the Company recorded a loss on divestiture of interior business of $35.2 million, of which $6.1 million was recognized in 2007 ($4.2 million in the first six months of 2007) and $29.1 million was recognized in 2006.

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

In 2008, the Company expects to incur restructuring and related manufacturing inefficiency costs of approximately $140 million. In light of current industry conditions and recent customer announcements in North America, the Company expects restructuring and related investments in 2009 to be consistent with those in 2008. Restructuring and related manufacturing inefficiency costs include employee termination benefits, asset impairment charges and contract termination costs, as well as other incremental costs resulting from the restructuring actions. These incremental costs principally include equipment and personnel relocation costs. The Company also expects to incur incremental manufacturing inefficiency costs at the operating locations impacted by the restructuring actions during the related restructuring implementation period. Restructuring costs are recognized in the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States. Generally, charges are recorded as elements of the restructuring strategy are finalized.

In connection with the Company’s prior restructuring actions and current activities, the Company recorded restructuring charges of $71.9 million in the first six months of 2008, including $60.7 million recorded as cost of sales and $11.2 million recorded as selling, general and administrative expenses. The 2008 charges consist of employee termination benefits of $57.5 million, fixed asset impairment charges of $3.3 million, contract termination costs of $1.2 million and other related costs of $9.9 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations. Asset impairment charges relate to the disposal of machinery and equipment with carrying values of $3.3 million in excess of related estimated fair values. Contract termination costs include lease cancellation costs of $1.0 million, pension benefit

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

curtailment charges of $0.9 million, a reduction in previously recorded repayments of various government-sponsored grants of ($1.6) million and various other costs of $0.9 million.

A summary of 2008 charges, excluding pension benefit curtailment charges of $0.1 million, related to prior restructuring actions is shown below (in millions):

			Utilization

	Accrual as of December 31, 2007	2008 Charges	Cash	Non-cash	Accrual as of June 28, 2008

Employee termination benefits	$68.7	$14.3	$(48.0)	$—	$35.0
Asset impairments	—	2.2	—	(2.2)	—
Contract termination costs (credits)	5.9	(0.6)	—	—	5.3
Other related costs	—	7.3	(7.3)	—	—

Total	$74.6	$23.2	$(55.3)	$(2.2)	$40.3

A summary of 2008 charges, excluding pension benefit curtailment charges of $0.8 million, related to 2008 activities is shown below (in millions):

		Utilization

	2008 Charges	Cash	Non-cash	Accrual as of June 28, 2008

Employee termination benefits	$43.2	$(15.2)	$—	$28.0
Asset impairments	1.1	—	(1.1)	—
Contract termination costs	0.9	—	—	0.9
Other related costs	2.6	(2.6)	—	—

Total	$47.8	$(17.8)	$(1.1)	$28.9

(4) Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. A summary of inventories is shown below (in millions):

	June 28, 2008	December 31, 2007

Raw materials	$523.6	$463.9
Work-in-process	39.8	37.5
Finished goods	127.6	104.1

Inventories	$691.0	$605.5

(5) Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciable property is depreciated over the estimated useful lives of the assets, principally using the straight-line method. A summary of property, plant and equipment is shown below (in millions):

	June 28, 2008	December 31, 2007

Land	$150.3	$138.8
Buildings and improvements	658.9	619.9
Machinery and equipment	2,207.6	2,055.2
Construction in progress	6.8	6.9

Total property, plant and equipment	3,023.6	2,820.8
Less – accumulated depreciation	(1,629.7)	(1,428.1)

Net property, plant and equipment	$1,393.9	$1,392.7

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Depreciation expense was $76.0 million and $74.5 million in the three months ended June 28, 2008 and June 30, 2007, respectively, and $149.1 million and $147.7 million in the six months ended June 28, 2008 and June 30, 2007, respectively.

Costs associated with the repair and maintenance of the Company’s property, plant and equipment are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency or safety of the Company’s property, plant and equipment are capitalized and depreciated over the remaining life of the related asset.

(6) Goodwill

A summary of the changes in the carrying amount of goodwill, by reportable operating segment, for the six months ended June 28, 2008, is shown below (in millions):

	Seating	Electrical and Electronic	Total

Balance as of January 1, 2008	$1,097.5	$956.5	$2,054.0
Foreign currency translation and other	25.2	5.1	30.3

Balance as of June 28, 2008	$1,122.7	$961.6	$2,084.3

(7) Long-Term Debt

A summary of long-term debt and the related weighted average interest rates, including the effect of hedging activities described in Note 17, “Financial Instruments,” is shown below (in millions):

	June 28, 2008		December 31, 2007

	Long-Term Debt	Weighted Average Interest Rate	Long-Term Debt	Weighted Average Interest Rate

Primary Credit Facility	$991.0	6.79%	$991.0	7.61%
8.50% Senior Notes, due 2013	300.0	8.50%	300.0	8.50%
8.75% Senior Notes, due 2016	600.0	8.75%	600.0	8.75%
5.75% Senior Notes, due 2014	399.5	5.64%	399.4	5.64%
8.125% Euro-denominated Senior Notes, due 2008	—	N/A	81.0	8.125%
8.11% Senior Notes, due 2009	41.4	8.11%	41.4	8.11%
Zero-coupon Convertible Senior Notes, due 2022	0.8	4.75%	0.8	4.75%
Other	23.4	6.65%	27.1	7.04%

	2,356.1		2,440.7
Current portion	(53.9)		(96.1)

Long-term debt	$2,302.2		$2,344.6

Primary Credit Facility

As of June 28, 2008, the Company’s primary credit facility consisted of an amended and restated credit and guarantee agreement, which provided for maximum revolving borrowing commitments of $1.7 billion and a term loan facility of $1.0 billion. As of June 28, 2008 and December 31, 2007, the Company had $991.0 million in borrowings outstanding under the term loan facility, with no additional availability. There were no amounts outstanding under the revolving credit facility.

On July 3, 2008, the Company amended its primary credit facility (“amended primary credit facility”) to, among other things, extend certain of the revolving credit commitments thereunder from March 23, 2010 to January 31, 2012. The extension was offered to each revolving lender, and lenders consenting to the amendment had their revolving credit commitments reduced by 33.33% on July 11, 2008. After giving effect to the amendment, the Company had outstanding approximately $1.3 billion of revolving credit commitments, $467.5 million of which mature on March 23, 2010 and $821.7 million of which mature on January 31, 2012. The amendment had no effect on the Company’s term loan facility issued under the prior primary credit facility, which continues to have a maturity date of April 25, 2012. The amended primary credit facility provides for multicurrency borrowings in a maximum aggregate amount of $400 million, Canadian borrowings in a maximum aggregate amount of $100 million and swing-line borrowings in a maximum aggregate amount of $200 million, the commitments for which are part of the aggregate amended revolving credit facility commitment.

The Company’s obligations under the amended primary credit facility are secured by a pledge of all or a portion of the capital stock of certain of its subsidiaries, including substantially all of its first-tier subsidiaries, and are partially secured by a security interest in the

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Company’s assets and the assets of certain of its domestic subsidiaries. In addition, the Company’s obligations under the amended primary credit facility are guaranteed, on a joint and several basis, by certain of its subsidiaries, all of which are directly or indirectly 100% owned by the Company.

The amended primary credit facility contains certain affirmative and negative covenants, including (i) limitations on fundamental changes involving the Company or its subsidiaries, asset sales and restricted payments, (ii) a limitation on indebtedness with a maturity shorter than the term loan facility, (iii) a limitation on aggregate subsidiary indebtedness to an amount which is no more than 5% of consolidated total assets, (iv) a limitation on aggregate secured indebtedness to an amount which is no more than $100 million and (v) requirements that the Company maintains a leverage ratio of not more than 3.50 to 1, as of June 28, 2008, with decreases over time and an interest coverage ratio of not less than 2.75 to 1, as of June 28, 2008, with increases over time. The amended primary credit facility also contains customary events of default, including an event of default triggered by a change of control of the Company.

The leverage and interest coverage ratios, as well as the related components of their computation, are defined in the amended primary credit facility. The leverage ratio is calculated as the ratio of consolidated indebtedness to consolidated operating profit. For the purpose of the covenant calculation, (i) consolidated indebtedness is generally defined as reported debt, net of cash and cash equivalents and excludes transactions related to the Company’s asset-backed securitization and factoring facilities and (ii) consolidated operating profit is generally defined as net income excluding income taxes, interest expense, depreciation and amortization expense, other income and expense, minority interests in income of subsidiaries in excess of net equity earnings in affiliates, certain historical restructuring and other non-recurring charges, extraordinary gains and losses and other specified non-cash items. Consolidated operating profit is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under the Company’s amended primary credit facility. The interest coverage ratio is calculated as the ratio of consolidated operating profit to consolidated interest expense. For the purpose of the covenant calculation, consolidated interest expense is generally defined as interest expense plus any discounts or expenses related to the Company’s asset-backed securitization facility less amortization of deferred financing fees and interest income. As of June 28, 2008, the Company was in compliance with all covenants set forth in the amended primary credit facility and in its prior primary credit facility. The Company’s leverage and interest coverage ratios were 2.1 to 1 and 4.8 to 1, respectively.

Reconciliations of (i) consolidated indebtedness to reported debt, (ii) consolidated operating profit to income before provision for income taxes and (iii) consolidated interest expense to reported interest expense are shown below (in millions):

	June 28, 2008

Consolidated indebtedness	$1,762.7
Cash and cash equivalents (subject to $700 million limitation)	623.5

Reported debt	$2,386.2

	Three Months Ended June 28, 2008	Six Months Ended June 28, 2008

Consolidated operating profit	$189.1	$434.4
Depreciation and amortization	(77.4)	(151.9)
Consolidated interest expense	(42.2)	(86.4)
Other expense, net (excluding certain amounts related to asset-backed securitization facility)	(4.0)	(9.8)
Other non-cash items	(9.7)	(21.0)

Income before provision for income taxes	$55.8	$165.3

Consolidated interest expense	$42.2	$86.4
Certain amounts related to asset-backed securitization facility	(0.1)	(0.3)
Amortization of deferred financing fees	2.1	4.3
Bank facility and other fees	1.4	2.6

Reported interest expense	$45.6	$93.0

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Senior Notes

All of the Company’s senior notes are guaranteed by the same subsidiaries that guarantee the amended primary credit facility. In the event that any such subsidiary ceases to be a guarantor under the amended primary credit facility, such subsidiary will be released as a guarantor of the senior notes. The Company’s obligations under the senior notes are not secured by the pledge of the assets or capital stock of any of its subsidiaries.

With the exception of the Company’s zero-coupon convertible senior notes, the Company’s senior notes contain covenants restricting the ability of the Company and its subsidiaries to incur liens and to enter into sale and leaseback transactions. As of June 28, 2008, the Company was in compliance with all covenants and other requirements set forth in its senior notes.

The senior notes due 2013 and 2016 (having an aggregate principal amount outstanding of $900 million as of June 28, 2008) provide holders of the notes the right to require the Company to repurchase all or any part of their notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a “change of control” (as defined in the indenture governing the notes). The indentures governing the Company’s other senior notes do not contain a change of control repurchase obligation.

The Company repaid €55.6 million aggregate principal amount of senior notes on April 1, 2008, the maturity date.

In connection with the amendment of the Company’s primary credit facility discussed above, the Company issued an irrevocable call notice to redeem its outstanding senior notes due 2009 (the “2009 notes”) (having an aggregate principal amount outstanding of $41.4 million as of June 28, 2008) on August 4, 2008. The 2009 notes must be redeemed at the greater of (a) 100% of the principal amount to be redeemed or (b) the sum of the present value of the remaining scheduled payments of principal and interest thereon from the redemption date to the maturity date, discounted to the redemption date on a semiannual basis at the applicable treasury rate plus 50 basis points, together with any interest accrued but not yet paid to the redemption date. The Company estimates a loss on the extinguishment of the 2009 notes of approximately $2 million, which will be recognized in other expense, net in the third quarter of 2008.

(8) Pension and Other Postretirement Benefit Plans

Net Periodic Benefit Cost

The components of the Company’s net periodic benefit (gain) cost are shown below (in millions):

	Pension		Other Postretirement

	Three Months Ended		Three Months Ended

	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Service cost	$4.3	$5.7	$2.1	$2.6
Interest cost	12.3	7.4	3.9	3.7
Expected return on plan assets	(13.9)	(7.5)	—	—
Amortization of actuarial loss	0.1	0.7	0.9	1.2
Amortization of transition (asset) obligation	(0.1)	(0.1)	0.2	0.3
Amortization of prior service (credit) cost	1.8	1.1	(0.9)	(0.9)
Special termination benefits	2.5	0.9	—	0.1
Settlement loss	0.4	—	—	—
Curtailment loss, net	1.0	0.8	—	0.2

Net periodic benefit cost	$8.4	$9.0	$6.2	$7.2

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Pension		Other Postretirement

	Six Months Ended		Six Months Ended

	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Service cost	$8.7	$13.8	$4.0	$5.5
Interest cost	24.5	17.8	7.7	7.4
Expected return on plan assets	(27.8)	(17.7)	—	—
Amortization of actuarial loss	0.2	1.5	1.8	2.3
Amortization of transition (asset) obligation	(0.1)	(0.1)	0.4	0.5
Amortization of prior service (credit) cost	3.5	2.2	(1.8)	(1.8)
Special termination benefits	2.8	4.8	0.2	0.9
Settlement loss	1.0	—	—	—
Curtailment (gain) loss, net	1.0	(32.7)	—	(13.2)

Net periodic benefit (gain) cost	$13.8	$(10.4)	$12.3	$1.6

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

Contributions

Employer contributions to the Company’s domestic and foreign pension plans for the six months ended June 28, 2008, were approximately $14.1 million, in aggregate. The Company expects to contribute an additional $20 million, in aggregate, to its domestic and foreign pension plans in 2008.

Effective January 1, 2007, the Company established a new defined contribution retirement program for its salaried employees in conjunction with the freeze of its U.S. salaried defined benefit pension plan. Contributions to this program are determined as a percentage of each covered employee’s eligible compensation and are expected to be approximately $20 million in 2008.

Adoption of Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R),” requires the measurement of defined benefit plan assets and liabilities as of the annual balance sheet date beginning in the fiscal period ending after December 15, 2008. In previous years, the Company measured its plan assets and liabilities using an early measurement date of September 30, as allowed by the original provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” In the first quarter of 2008, the required adjustment to recognize the net periodic benefit cost for the transition period from October 1, 2007 to December 31, 2007, was determined using the 15-month measurement approach. Under this approach, the net periodic benefit cost was determined for the period from October 1, 2007 to December 31, 2008, and the adjustment for the transition period was calculated on a pro-rata basis. The Company recorded an after-tax transition adjustment of $7.0 million as an increase to beginning retained deficit, $1.0 million as an increase to accumulated other comprehensive income and $6.0 million as an increase to the net pension and other postretirement liability related accounts in the accompanying condensed consolidated balance sheet as of June 28, 2008.

The Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires the recognition of a liability, in accordance with SFAS No. 106, for endorsement split-dollar life insurance arrangements that provide postretirement benefits. This EITF is effective for the fiscal period beginning after December 15, 2007. In accordance with the EITF’s transition provisions, the Company recorded $5.3 million as a cumulative effect of a change in accounting principle as of January 1, 2008. The cumulative effect adjustment was recorded as an increase to beginning retained deficit and an increase to other long-term liabilities in the accompanying condensed consolidated balance sheet as of June 28, 2008. In addition, the Company expects to record additional postretirement benefit expenses of $0.3 million in 2008 associated with the adoption of this EITF.

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

	Three Months Ended		Six Months Ended

	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Other expense	$17.4	$19.9	$33.2	$43.6
Other income	(13.3)	(19.6)	(23.1)	(18.3)

Other expense, net	$4.1	$0.3	$10.1	$25.3

For the three and six months ended June 28, 2008, other income includes equity in net income of affiliates of $8.0 million and $11.9 million, respectively. For the three and six months ended June 30, 2007, other income includes equity in net income of affiliates of $13.4 million and $14.7 million, respectively. For the six months ended June 30, 2007, other expense includes a loss of $3.9 million related to the acquisition of the minority interest in an affiliate.

(11) Income Taxes

The provision for income taxes was $37.5 million and $20.3 million in the three months ended June 28, 2008 and June 30, 2007, respectively, and $68.8 million and $52.7 million in the six months ended June 28, 2008 and June 30, 2007, respectively. The effective tax rate was 67.2% and 14.1% for the three months ended June 28, 2008 and June 30, 2007, respectively, and 41.6% and 23.3% for the six months ended June 28, 2008 and June 30, 2007. The provision for income taxes in the first half of 2008 was impacted by a portion of the Company’s restructuring charges, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Excluding these items, the effective tax rate in the first half of 2008 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, foreign and U.S. valuation allowances, tax credits, income tax incentives and other permanent items. The provision for income taxes in the first half of 2007 was impacted by costs of $34.9 million related to the divestiture of the Company’s interior business, a significant portion of which provided no tax benefit as they were incurred in the United States. The provision was also impacted by a portion of the Company’s restructuring charges and costs related to an Agreement and Plan of Merger, as amended (the “AREP merger agreement”), with AREP Car Holdings Corp. and AREP Car Acquisition Corp. (subsequently terminated in the third quarter of 2007), for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. This was offset by the impact of the U.S. salaried pension plan curtailment gain of $36.4 million, for which no tax expense was provided as it was incurred in the United States, and the impact of a one-time tax benefit of $12.5 million related to a reversal of a valuation allowance in a European subsidiary. Further, the Company’s current and future provision for income taxes is significantly impacted by the initial recognition of and changes in valuation allowances in certain countries, particularly the United States. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. The Company’s future income tax expense will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowance is eliminated. Accordingly, income taxes are impacted by the U.S. and foreign valuation allowances and the mix of earnings among jurisdictions.

The Company operates in multiple jurisdictions throughout the world, and its tax returns are periodically audited or subject to review by both domestic and foreign tax authorities. During the next twelve months, it is reasonably possible that, as a result of audit settlements, the conclusion of current examinations and the expiration of the statute of limitations in several jurisdictions, the Company could decrease the amount of its gross unrecognized tax benefits by $60.9 million, of which $29.2 million, if recognized,

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

would affect the Company’s effective tax rate. The gross unrecognized tax benefits subject to potential decrease involve issues related to transfer pricing, tax credits and various other tax items in several jurisdictions.

(12) Net Income Per Share

Basic net income per share is computed using the weighted average common shares outstanding during the period. Diluted net income per share includes the dilutive effect of common stock equivalents using the average share price during the period, as well as the dilutive effect of shares issuable upon conversion of the Company’s outstanding zero-coupon convertible senior notes. A summary of shares outstanding is shown below:

	Three Months Ended		Six Months Ended

	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Weighted average common shares outstanding	77,308,548	76,681,355	77,266,350	76,546,667
Dilutive effect of common stock equivalents	1,043,666	1,489,202	1,114,394	1,544,737

Diluted shares outstanding	78,352,214	78,170,557	78,380,744	78,091,404

The shares issuable upon conversion of the Company’s outstanding zero-coupon convertible debt and the effect of certain common stock equivalents, including options, restricted stock units, performance units and stock appreciation rights, were excluded from the computation of diluted shares outstanding for the three and six months ended June 28, 2008 and June 30, 2007, as inclusion would have resulted in antidilution. A summary of these options and their exercise prices, as well as these restricted stock units, performance units and stock appreciation rights, is shown below:

	Three Months Ended		Six Months Ended

	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Options
Antidilutive options	1,457,080	1,691,705	1,457,080	1,691,705
Exercise price	$27.25 – $55.33	$37.00 – $55.33	$27.25 – $55.33	$37.00 – $55.33
Restricted stock units	262,994	—	—	—
Stock appreciation rights	2,041,007	642,285	2,041,007	642,285

(13) Comprehensive Income

Comprehensive income is defined as all changes in the Company’s net assets except changes resulting from transactions with stockholders. It differs from net income in that certain items currently recorded in equity are included in comprehensive income. A summary of comprehensive income is shown below (in millions):

	Three Months Ended		Six Months Ended

	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Net income	$18.3	$123.6	$96.5	$173.5
Other comprehensive income:
Derivative instruments and hedging activities	23.3	7.2	15.2	2.2
Defined benefit plan adjustments	1.5	5.4	6.0	5.4
Foreign currency translation adjustment	2.3	(2.2)	91.7	11.4

Other comprehensive income	27.1	10.4	112.9	19.0

Comprehensive income	$45.4	$134.0	$209.4	$192.5

(14) Pre-Production Costs Related to Long-Term Supply Agreements

The Company incurs pre-production engineering, research and development (“ER&D”) and tooling costs related to the products produced for its customers under long-term supply agreements. The Company expenses all pre-production ER&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, the Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which the customer has not provided a non-cancelable right to use the tooling. During the first six months of 2008 and 2007, the Company capitalized $79.1 million and $43.4 million, respectively, of pre-production ER&D costs for which reimbursement is contractually guaranteed by the customer. In addition, during the first six months of 2008 and 2007, the Company capitalized $73.6 million and $80.8 million,

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying condensed consolidated balance sheets. During the six months ended June 28, 2008 and June 30, 2007, the Company collected $157.3 million and $147.2 million, respectively, of cash related to ER&D and tooling costs.

During the first six months of 2008 and 2007, the Company did not capitalize any Company-owned tooling. Amounts capitalized as Company-owned tooling are included in property, plant and equipment, net in the accompanying condensed consolidated balance sheets.

The classification of recoverable customer engineering and tooling is shown below (in millions):

	June 28, 2008	December 31, 2007

Current	$82.3	$73.0
Long-term	97.1	94.5

Recoverable customer engineering and tooling	$179.4	$167.5

Gains and losses related to ER&D and tooling projects are reviewed on an aggregated program basis. Net gains on projects are deferred and recognized over the life of the long-term supply agreement. Net losses on projects are recognized as costs are incurred.

(15) Legal and Other Contingencies

As of June 28, 2008 and December 31, 2007, the Company had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $34.2 million and $37.5 million, respectively. Such reserves reflect amounts recognized in accordance with accounting principles generally accepted in the United States and typically exclude the cost of legal representation. Product warranty liabilities are recorded separately from legal liabilities, as described below.

Commercial Disputes

The Company is involved from time to time in legal proceedings and claims, including, without limitation, commercial or contractual disputes with its suppliers, competitors and customers. These disputes vary in nature and are usually resolved by negotiations between the parties.

On January 26, 2004, the Company filed a patent infringement lawsuit against Johnson Controls Inc. and Johnson Controls Interiors LLC (together, “JCI”) in the U.S. District Court for the Eastern District of Michigan alleging that JCI’s garage door opener products infringed certain of the Company’s radio frequency transmitter patents. JCI counterclaimed seeking a declaratory judgment that the subject patents are invalid and unenforceable, and that JCI is not infringing these patents. JCI also has filed motions for summary judgment asserting that its garage door opener products do not infringe the Company’s patents and that one of the Company’s patents is invalid and unenforceable. The Company is pursuing its claims against JCI. On November 2, 2007, the court issued an opinion and order granting, in part, and denying, in part, JCI’s motion for summary judgment on one of the Company’s patents. The court found that JCI’s product does not literally infringe the patent, however, there are issues of fact that precluded a finding as to whether JCI’s product infringes under the doctrine of equivalents. The court also ruled that one of the claims the Company has asserted is invalid. Finally, the court denied JCI’s motion to hold the patent unenforceable. The opinion and order does not address the other two patents involved in the lawsuit and JCI’s motion for summary judgment has not yet been subject to a court hearing. On May 22, 2008, JCI filed a motion seeking reconsideration of the court’s ruling of November 2, 2007. On June 9, 2008, the Company filed its opposition to this motion and, on June 23, 2008, JCI filed its reply brief. A trial date has not been scheduled.

After the Company filed its patent infringement action against JCI, affiliates of JCI sued one of the Company’s vendors and certain of the vendor’s employees in Ottawa County, Michigan Circuit Court on July 8, 2004, alleging misappropriation of trade secrets and disclosure of confidential information. The suit alleges that the defendants misappropriated and shared with the Company trade secrets involving JCI’s universal garage door opener product. JCI sought to enjoin the defendants from selling or attempting to sell a competing product, as well as compensatory damages and attorney fees. The Company was not a defendant in this lawsuit; however, the agreements between the Company and the defendants contain customary indemnification provisions. The Company does not believe that its garage door opener product benefited from any allegedly misappropriated trade secrets or technology. However, JCI sought discovery of certain information which the Company believes is confidential and proprietary, and the Company intervened in

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

the case as a non-party for the limited purpose of protecting its rights with respect to JCI’s discovery efforts. The parties to the lawsuit recently settled the litigation on a confidential basis. The settlement amount was immaterial.

On June 13, 2005, The Chamberlain Group (“Chamberlain”) filed a lawsuit against the Company and Ford Motor Company (“Ford”) in the Northern District of Illinois alleging patent infringement. Two counts were asserted against the Company and Ford based upon two Chamberlain rolling-code garage door opener system patents. Two additional counts were asserted against Ford only (not the Company) based upon different Chamberlain patents. The Chamberlain lawsuit was filed in connection with the marketing of the Company’s universal garage door opener system, which competes with a product offered by JCI. JCI obtained technology from Chamberlain to operate its product. In October 2005, JCI joined the lawsuit as a plaintiff along with Chamberlain. In October 2006, Ford was dismissed from the suit. JCI and Chamberlain filed a motion for a preliminary injunction, and on March 30, 2007, the court issued a decision granting plaintiffs’ motion for a preliminary injunction but did not enter an injunction at that time. In response, the Company filed a motion seeking to stay the effectiveness of any injunction that may be entered and General Motors Corporation (“GM”) moved to intervene. On April 25, 2007, the court granted GM’s motion to intervene, entered a preliminary injunction order that exempts the Company’s existing GM programs and denied the Company’s motion to stay the effectiveness of the preliminary injunction order pending appeal. On April 27, 2007, the Company filed its notice of appeal from the granting of the preliminary injunction and the denial of its motion to stay its effectiveness. On May 7, 2007, the Company filed a motion for stay with the Federal Circuit Court of Appeals, which the court denied on June 6, 2007. On February 19, 2008, the Federal Circuit Court of Appeals issued a decision in the Company’s favor that vacated the preliminary injunction and reversed the district court’s interpretation of a key claim term. A petition by JCI for a rehearing on the matter was denied on April 10, 2008. The case is now remanded to the district court. The Company intends to vigorously defend this matter through, among other things, a motion for summary judgment that was filed in June 2008.

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

A summary of the changes in product warranty liabilities for the six months ended June 28, 2008, is shown below (in millions):

Balance as of January 1, 2008	$40.7
Expense, net	1.4
Settlements	(8.2)
Foreign currency translation and other	3.5

Balance as of June 28, 2008	$37.4

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

As of June 28, 2008 and December 31, 2007, the Company had recorded reserves for environmental matters of $3.1 million and $2.7 million, respectively. While the Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse effect on its business, consolidated financial position, results of operations or cash flows, no assurances can be given in this regard.

Other Matters

In April 2006, a former employee of the Company filed a purported class action lawsuit in the U.S. District Court for the Eastern District of Michigan against the Company, members of its Board of Directors, members of its Employee Benefits Committee (the “EBC”) and certain members of its human resources personnel alleging violations of the Employment Retirement Income Security Act (“ERISA”) with respect to the Company’s retirement savings plans for salaried and hourly employees. In the second quarter of 2006, the Company was served with three additional purported class action ERISA lawsuits, each of which contained similar allegations against the Company, members of its Board of Directors, members of its EBC and certain members of its senior management and its human resources personnel. At the end of the second quarter of 2006, the court entered an order consolidating these four lawsuits as In re: Lear Corp. ERISA Litigation. During the third quarter of 2006, plaintiffs filed their consolidated complaint, which alleges breaches of fiduciary duties substantially similar to those alleged in the four individually filed lawsuits. The consolidated complaint continues to name certain current and former members of the Board of Directors and the EBC and certain members of senior management and adds certain other current and former members of the EBC. The consolidated complaint generally alleges that the defendants breached their fiduciary duties to plan participants in connection with the administration of the Company’s retirement savings plans for salaried and hourly employees. The fiduciary duty claims are largely based on allegations of breaches of the fiduciary duties of prudence and loyalty and of over-concentration of plan assets in the Company’s common stock. The plaintiffs purport to bring these claims on behalf of the plans and all persons who were participants in or beneficiaries of the plans from October 21, 2004, to the present and seek to recover losses allegedly suffered by the plans. The consolidated complaint does not specify the amount of damages sought. During the fourth quarter of 2006, the defendants filed a motion to dismiss all defendants and all counts in the consolidated complaint. During the second quarter of 2007, the court denied defendants’ motion to dismiss and defendants’ answer to the consolidated complaint was filed in August 2007. On August 8, 2007, the court ordered that discovery be completed by April 30, 2008. During the first quarter of 2008, the parties exchanged written discovery requests, the defendants filed with the court a motion to compel plaintiffs to provide more complete discovery responses, which was granted in part and denied in part, and the plaintiffs filed their motion for class certification. In mid-April 2008, the parties entered into an agreement to stay all matters pending mediation. The mediation took place on May 12, 2008, but has not resulted in a settlement to date. Defendants took the named plaintiffs’ depositions in June 2008. Discovery closed on June 23, 2008, and defendants filed their opposition to plaintiffs’ motion for class certification on July 7, 2008. The plaintiffs have requested additional time for discovery, and the court has not yet ruled on that request. The Company will continue to vigorously defend the consolidated lawsuit.

Between February 9, 2007 and February 21, 2007, certain stockholders filed three purported class action lawsuits against the Company, certain members of the Company’s Board of Directors and American Real Estate Partners, L.P. (currently known as Icahn Enterprises, L.P.) and certain of its affiliates (collectively, “AREP”) in the Delaware Court of Chancery. On February 21, 2007, these lawsuits were consolidated into a single action. The amended complaint in the consolidated action generally alleges that the AREP merger agreement with AREP Car Holdings Corp. and AREP Car Acquisition Corp. (collectively the “AREP Entities”) unfairly limited the process of selling the Company and that certain members of the Company’s Board of Directors breached their fiduciary duties in connection with the AREP merger agreement and acted with conflicts of interest in approving the AREP merger agreement. The amended complaint in the consolidated action further alleges that Lear’s preliminary and definitive proxy statements for the AREP merger agreement were misleading and incomplete, and that Lear’s payments to AREP as a result of the termination of the AREP merger agreement constituted unjust enrichment and waste. On February 23, 2007, the plaintiffs filed a motion for expedited proceedings and a motion to preliminarily enjoin the transactions contemplated by the AREP merger agreement. On March 27, 2007, the plaintiffs filed an amended complaint. On June 15, 2007, the Delaware court issued an order entering a limited injunction of Lear’s planned shareholder vote on the AREP merger agreement until the Company made supplemental proxy disclosure. That

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

supplemental proxy disclosure was approved by the Delaware court and made on June 18, 2007. On June 26, 2007, the Delaware court granted the plaintiffs’ motion for leave to file a second amended complaint. On September 11, 2007, the plaintiffs filed a third amended complaint. On January 30, 2008, the Delaware court granted the plaintiffs’ motion for leave to file a fourth amended complaint leaving only derivative claims against the Lear directors and AREP based on the payment by Lear to AREP of a termination fee pursuant to the AREP merger agreement. On March 14, 2008, the plaintiffs filed an interim petition for an award of fees and expenses related to the supplemental proxy disclosure. On April 14, 2008, the defendants filed a motion to dismiss the remaining claims in the fourth amended complaint. A hearing on both the defendants’ motion to dismiss and the plaintiffs’ interim fee petition was held on June 3, 2008. The Delaware court granted the plaintiffs’ interim fee petition, awarding the plaintiffs $800,000 in attorneys’ fees and expenses. The Delaware court intends to issue a written ruling on the defendants’ motion to dismiss. The Company believes that this lawsuit is without merit and intends to defend against it vigorously.

Although the Company records reserves for legal disputes, product liability claims and environmental and other matters in accordance with SFAS No. 5, “Accounting for Contingencies,” the ultimate outcomes of these matters are inherently uncertain. Actual results may differ significantly from current estimates.

The Company is involved from time to time in various other legal proceedings and claims, including, without limitation, commercial and contractual disputes, intellectual property matters, personal injury claims, tax claims and employment matters. Although the outcome of any legal matter cannot be predicted with certainty, the Company does not believe that any of these other legal proceedings or claims in which the Company is currently involved, either individually or in the aggregate, will have a material adverse effect on its business, consolidated financial position, results of operations or cash flows.

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

The Company evaluates the performance of its operating segments based primarily on (i) revenues from external customers, (ii) income before divestiture of Interior business, interest expense, other expense and provision for income taxes (“segment earnings”) and (iii) cash flows, being defined as segment earnings less capital expenditures plus depreciation and amortization. A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	Three Months Ended June 28, 2008

	Seating	Electrical and Electronic	Other	Consolidated

Revenues from external customers	$3,141.2	$837.8	$—	$3,979.0
Segment earnings	130.0	31.2	(55.7)	105.5
Depreciation and amortization	45.4	28.3	3.7	77.4
Capital expenditures	32.6	17.4	—	50.0
Total assets	4,708.9	2,380.6	1,258.1	8,347.6

	Three Months Ended June 30, 2007

	Seating	Electrical and Electronic	Interior	Other	Consolidated

Revenues from external customers	$3,264.5	$825.1	$65.7	$—	$4,155.3
Segment earnings	238.8	23.5	(0.6)	(66.9)	194.8
Depreciation and amortization	42.5	28.1	1.0	4.1	75.7
Capital expenditures	26.3	11.6	1.1	0.1	39.1
Total assets	4,460.5	2,234.8	77.0	1,149.5	7,921.8

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Six Months Ended June 28, 2008

	Seating	Electrical and Electronic	Other	Consolidated

Revenues from external customers	$6,177.3	$1,659.3	$—	$7,836.6
Segment earnings	313.3	66.5	(111.4)	268.4
Depreciation and amortization	88.7	55.9	7.3	151.9
Capital expenditures	61.2	34.1	0.2	95.5
Total assets	4,708.9	2,380.6	1,258.1	8,347.6

	Six Months Ended June 30, 2007

	Seating	Electrical and Electronic	Interior	Other	Consolidated

Revenues from external customers	$6,258.7	$1,613.8	$688.9	$—	$8,561.4
Segment earnings	435.9	41.0	8.2	(105.9)	379.2
Depreciation and amortization	83.3	56.4	2.3	8.2	150.2
Capital expenditures	46.5	20.2	1.2	0.4	68.3
Total assets	4,460.5	2,234.8	77.0	1,149.5	7,921.8

For the three months ended June 28, 2008, segment earnings include restructuring charges of $39.8 million, $6.2 million and $5.7 million in the seating and electrical and electronic segments and in the other category, respectively. For the six months ended June 28, 2008, segment earnings include restructuring charges of $52.7 million, $13.0 million and $6.2 million in the seating and electrical and electronic segments and in the other category, respectively. For the three months ended June 30, 2007, segment earnings include restructuring charges of $10.8 million, $13.4 million, $5.0 million and $3.1 million in the seating, electrical and electronic and interior segments and in the other category, respectively. For the six months ended June 30, 2007, segment earnings include restructuring charges of $6.1 million, $31.3 million, $5.0 million and $3.5 million in the seating, electrical and electronic and interior segments and in the other category, respectively (Note 3, “Restructuring Activities”).

A reconciliation of consolidated segment earnings to consolidated income before provision for income taxes is shown below (in millions):

	Three Months Ended		Six Months Ended

	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Segment earnings	$105.5	$194.8	$268.4	$379.2
Divestiture of Interior business	—	(0.7)	—	24.9
Interest expense	45.6	51.3	93.0	102.8
Other expense, net	4.1	0.3	10.1	25.3

Income before provision for income taxes	$55.8	$143.9	$165.3	$226.2

(17) Financial Instruments

Certain of the Company’s European and Asian subsidiaries periodically factor their accounts receivable with financial institutions. Such receivables are factored without recourse to the Company and are excluded from accounts receivable in the accompanying condensed consolidated balance sheets. In the second quarter of 2008, certain of the Company’s European subsidiaries entered into extended factoring agreements which provide for aggregate purchases of specified customer accounts receivable of up to €315 million through April 30, 2011. The level of funding utilized under this European factoring facility is based on the credit ratings of each specified customer. In addition, the facility provider can elect to discontinue the facility in the event that the Company’s corporate credit rating declines below B- by Standard & Poor’s Ratings Services. As of June 28, 2008 and December 31, 2007, the amount of factored receivables was $227.3 million and $103.5 million, respectively. The Company cannot provide any assurances that these factoring facilities will be available or utilized in the future.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Asset-Backed Securitization Facility

Prior to April 30, 2008, the Company and several of its U.S. subsidiaries sold certain accounts receivable to a wholly-owned, consolidated, bankruptcy-remote special purpose corporation (Lear ASC Corporation) under an asset-backed securitization facility (the “ABS facility”). In turn, Lear ASC Corporation transferred undivided interests in up to $150 million of the receivables to bank-sponsored commercial-paper conduits. The ABS facility expired on April 30, 2008, and the Company did not elect to renew the existing facility. As of December 31, 2007, accounts receivable totaling $543.7 million had been transferred to Lear ASC Corporation, but no undivided interests in the receivables were transferred to the conduits. Prior to the expiration of the ABS facility, the Company continued to service the transferred accounts receivable for an annual servicing fee. The conduit investors and Lear ASC Corporation had no recourse to the Company or its subsidiaries for the failure of the accounts receivable obligors to pay timely on the accounts receivable.

The following table summarizes certain cash flows received from and paid to Lear ASC Corporation (in millions):

	Three Months Ended		Six Months Ended

	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Proceeds from collections reinvested in securitizations	$336.2	$820.1	$1,214.4	$1,752.8
Servicing fees received	0.5	1.3	1.7	2.5

Derivative Instruments and Hedging Activities

Forward foreign exchange, futures and option contracts — The Company uses forward foreign exchange, futures and option contracts to reduce the effect of fluctuations in foreign exchange rates on known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Mexican peso and various European currencies. Forward foreign exchange, futures and option contracts are accounted for as cash flow hedges when the hedged item is a forecasted transaction or relates to the variability of cash flows to be received or paid. As of June 28, 2008 and December 31, 2007, contracts designated as cash flow hedges with $324.5 million and $554.4 million, respectively, of notional amount were outstanding with maturities of less than six months and 12 months, respectively. As of June 28, 2008 and December 31, 2007, the fair market value of these contracts was approximately $22.0 million and $10.5 million, respectively. As of June 28, 2008 and December 31, 2007, other foreign currency derivative contracts that did not qualify for hedge accounting with $70.4 million and $107.0 million, respectively, of notional amount were outstanding. These foreign currency derivative contracts consist principally of cash transactions with maturities of less than thirty days, hedges of intercompany loans and hedges of certain other balance sheet exposures. As of June 28, 2008 and December 31, 2007, the fair market value of these contracts was approximately negative $0.1 million and $0.7 million, respectively.

Interest rate swap and other derivative contracts — The Company uses interest rate swap and other derivative contracts to manage its exposure to fluctuations in interest rates. Interest rate swap and other derivative contracts which fix the interest payments of certain variable rate debt instruments or fix the market rate component of anticipated fixed rate debt instruments are accounted for as cash flow hedges. Interest rate swap contracts which hedge the change in fair market value of certain fixed rate debt instruments are accounted for as fair value hedges. As of June 28, 2008 and December 31, 2007, contracts with $600.0 million of notional amount were outstanding with maturities through September 2011. All of these contracts modify the variable rate characteristics of the Company’s variable rate debt instruments, which are generally set at three-month LIBOR rates, such that the interest rates do not exceed a weighted average of 5.32%. As of June 28, 2008 and December 31, 2007, the fair market value of these contracts was approximately negative $20.7 million and negative $17.8 million, respectively. The fair market value of all outstanding interest rate swap and other derivative contracts is subject to changes in value due to changes in interest rates.

Commodity swap contracts — The Company uses derivative instruments to reduce its exposure to fluctuations in certain commodity prices. These derivatives are utilized to hedge forecasted inventory purchases and to the extent they qualify and meet special hedge accounting criteria, they are accounted for as cash flow hedges. All other commodity derivative contracts that are not designated as hedges are marked to market with changes in fair value recognized immediately in the condensed consolidated statements of income (Note 10, “Other Expense, Net”). As of June 28, 2008 and December 31, 2007, commodity swap contracts with $57.1 million and $48.7 million, respectively, of notional amount were outstanding with maturities of less than 18 months and 12 months, respectively. As of June 28, 2008 and December 31, 2007, the fair market value of these contracts was $3.3 million and negative $4.3 million, respectively.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As of June 28, 2008 and December 31, 2007, net gains (losses) of approximately ($9.5) million and $5.5 million, respectively, related to derivative instruments and hedging activities were recorded in accumulated other comprehensive income. Net gains of $6.2 million and $7.2 million in the three months ended June 28, 2008 and June 30, 2007, respectively, and $9.8 million and $10.8 million in the six months ended June 28, 2008 and June 30, 2007, respectively, were reclassified from accumulated other comprehensive income into earnings. During the twelve month period ending June 27, 2009, the Company expects to reclassify into earnings net gains of approximately $13.8 million recorded in accumulated other comprehensive income. Such gains will be reclassified at the time the underlying hedged transactions are realized. During the three and six months ended June 28, 2008 and June 30, 2007, amounts recognized in the accompanying condensed consolidated statements of income related to changes in the fair value of cash flow and fair value hedges excluded from the effectiveness assessments and the ineffective portion of changes in the fair value of cash flow and fair value hedges were not material.

Non-U.S. dollar financing transactions — The Company designated its Euro-denominated senior notes (Note 7, “Long-Term Debt”) as a net investment hedge of long-term investments in its Euro-functional subsidiaries. As of June 28, 2008, the amount recorded in accumulated other comprehensive income related to the effective portion of the net investment hedge of foreign operations was approximately negative $160.6 million. Although the Euro-denominated senior notes were repaid on April 1, 2008, this amount will be included in accumulated other comprehensive income until the Company liquidates its related investment in its designated foreign operations.

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

SFAS No. 157 prioritizes the inputs and assumptions used in the valuation techniques described above into a three-tier fair value hierarchy as follows:

Level 1:	Observable inputs, such as quoted market prices in active markets for the identical asset or liability that are accessible at the measurement date.

Level 2:	Inputs, other than quoted market prices included in Level 1, that are observable either directly or indirectly for the asset or liability.

Level 3:

Unobservable inputs that reflect the entity’s own assumptions about the exit price of the asset or liability. Unobservable inputs may be used if there is little or no market data for the asset or liability at the measurement date.

Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company’s assets and liabilities measured or disclosed at fair value on a recurring basis as of June 28, 2008, are shown below (in millions):

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3

Derivative instruments	Recurring	$ 4.5	Market/Income	$ —	$ 4.5	$ —

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

Business Combinations and Noncontrolling Interests

The FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” This statement significantly changes the financial accounting for and reporting of business combination transactions. The provisions of this statement are to be applied prospectively to business combination transactions in the first annual reporting period beginning on or after December 15, 2008. The Company will evaluate the impact of this statement on future business combinations.

The FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests in subsidiaries. This statement requires the reporting of all noncontrolling interests as a separate component of stockholders’ equity, the reporting of consolidated net income as the amount attributable to both the parent and the noncontrolling interests and the separate disclosure of net income attributable to the parent and to the noncontrolling interests. In addition, this statement provides accounting and reporting guidance related to changes in noncontrolling ownership interests. With the exception of the reporting requirements described above which require retrospective application, the provisions of SFAS No. 160 are to be applied prospectively in the first annual reporting period beginning on or after December 15, 2008. As of June 28, 2008 and December 31, 2007, noncontrolling interests of $35.2 million and $26.8 million, respectively, are recorded in other long-term liabilities in the accompanying condensed consolidated balance sheets. Net income attributable to noncontrolling interests of $6.5 million and $10.5 million in the three and six months ended June 28, 2008, respectively, and $7.2 million and $17.3 million in the three and six months ended June 30, 2007, respectively, are recorded in other expense, net in the accompanying condensed consolidated statements of income.

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

Hierarchy of Generally Accepted Accounting Principles

The FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the accounting principles to be used in the preparation of financial statements presented in conformity with generally accepted accounting principles in the United States. This statement is effective sixty days after approval by the Securities and Exchange Commission. The Company does not expect the effects of adoption to be significant.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(19) Supplemental Guarantor Condensed Consolidating Financial Statements

	June 28, 2008

	Parent	Guarantors	Non- guarantors	Eliminations	Consolidated

	(Unaudited; in millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$205.6	$4.5	$413.4	$—	$623.5
Accounts receivable	16.2	261.5	2,177.0	—	2,454.7
Inventories	10.4	104.4	576.2	—	691.0
Other	58.4	53.0	327.0	—	438.4

Total current assets	290.6	423.4	3,493.6	—	4,207.6

LONG-TERM ASSETS:
Property, plant and equipment, net	155.4	200.6	1,037.9	—	1,393.9
Goodwill, net	454.5	551.1	1,078.7	—	2,084.3
Investments in subsidiaries	4,436.8	3,919.7	—	(8,356.5)	—
Other	238.3	41.0	382.5	—	661.8

Total long-term assets	5,285.0	4,712.4	2,499.1	(8,356.5)	4,140.0

	$5,575.6	$5,135.8	$5,992.7	$(8,356.5)	$8,347.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$—	$2.0	$28.1	$—	$30.1
Accounts payable and drafts	97.3	267.5	2,215.1	—	2,579.9
Accrued liabilities	211.8	199.7	904.9	—	1,316.4
Current portion of long-term debt	47.4	—	6.5	—	53.9

Total current liabilities	356.5	469.2	3,154.6	—	3,980.3

LONG-TERM LIABILITIES:
Long-term debt	2,289.5	—	12.7	—	2,302.2
Intercompany accounts, net	1,520.4	823.0	(2,343.4)	—	—
Other	108.9	79.3	576.6	—	764.8

Total long-term liabilities	3,918.8	902.3	(1,754.1)	—	3,067.0

STOCKHOLDERS’ EQUITY	1,300.3	3,764.3	4,592.2	(8,356.5)	1,300.3

	$5,575.6	$5,135.8	$5,992.7	$(8,356.5)	$8,347.6

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(19) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	December 31, 2007

	Parent	Guarantors	Non- guarantors	Eliminations	Consolidated

	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$189.9	$6.1	$405.3	$—	$601.3
Accounts receivable	10.0	229.8	1,907.8	—	2,147.6
Inventories	11.7	104.8	489.0	—	605.5
Other	67.4	36.3	259.9	—	363.6

Total current assets	279.0	377.0	3,062.0	—	3,718.0

LONG-TERM ASSETS:
Property, plant and equipment, net	170.5	220.5	1,001.7	—	1,392.7
Goodwill, net	454.5	551.2	1,048.3	—	2,054.0
Investments in subsidiaries	4,558.7	3,702.2	—	(8,260.9)	—
Other	240.1	17.3	378.3	—	635.7

Total long-term assets	5,423.8	4,491.2	2,428.3	(8,260.9)	4,082.4

	$5,702.8	$4,868.2	$5,490.3	$(8,260.9)	$7,800.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$—	$2.1	$11.8	$—	$13.9
Accounts payable and drafts	117.3	291.7	1,854.8	—	2,263.8
Accrued liabilities	202.3	219.1	808.7	—	1,230.1
Current portion of long-term debt	87.0	—	9.1	—	96.1

Total current liabilities	406.6	512.9	2,684.4	—	3,603.9

LONG-TERM LIABILITIES:
Long-term debt	2,331.0	—	13.6	—	2,344.6
Intercompany accounts, net	1,751.8	(7.1)	(1,744.7)	—	—
Other	122.7	124.7	513.8	—	761.2

Total long-term liabilities	4,205.5	117.6	(1,217.3)	—	3,105.8

STOCKHOLDERS’ EQUITY	1,090.7	4,237.7	4,023.2	(8,260.9)	1,090.7

	$5,702.8	$4,868.2	$5,490.3	$(8,260.9)	$7,800.4

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(19) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	For the Three Months Ended June 28, 2008

	Parent	Guarantors	Non- guarantors	Eliminations	Consolidated

	(Unaudited; in millions)

Net sales	$125.4	$933.3	$3,957.2	$(1,036.9)	$3,979.0

Cost of sales	152.9	918.4	3,683.5	(1,036.9)	3,717.9
Selling, general and administrative expenses	43.3	7.2	105.1	—	155.6
Interest (income) expense	42.3	10.5	(7.2)	—	45.6
Intercompany (income) expense, net	(45.9)	1.3	44.6	—	—
Other (income) expense, net	1.5	(4.2)	6.8	—	4.1

Income (loss) before income taxes and equity in net income of subsidiaries	(68.7)	0.1	124.4	—	55.8
Provision for income taxes	—	1.8	35.7	—	37.5
Equity in net income of subsidiaries	(87.0)	(71.5)	—	158.5	—

Net income	$18.3	$69.8	$88.7	$(158.5)	$18.3

	For the Three Months Ended June 30, 2007

	Parent	Guarantors	Non- guarantors	Eliminations	Consolidated

	(Unaudited; in millions)

Net sales	$276.5	$1,317.6	$3,655.0	$(1,093.8)	$4,155.3

Cost of sales	265.3	1,261.0	3,385.2	(1,093.8)	3,817.7
Selling, general and administrative expenses	49.3	15.8	77.7	—	142.8
Divestiture of Interior business	0.1	—	(0.8)	—	(0.7)
Interest (income) expense	25.2	30.0	(3.9)	—	51.3
Intercompany (income) expense, net	(19.0)	(1.8)	20.8	—	—
Other (income) expense, net	(5.0)	10.3	(5.0)	—	0.3

Income (loss) before income taxes and equity in net income of subsidiaries	(39.4)	2.3	181.0	—	143.9
Provision for income taxes	1.2	—	19.1	—	20.3
Equity in net income of subsidiaries	(164.2)	(56.2)	—	220.4	—

Net income	$123.6	$58.5	$161.9	$(220.4)	$123.6

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(19)	Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	For the Six Months Ended June 28, 2008

	Parent	Guarantors	Non- guarantors	Eliminations	Consolidated

	(Unaudited; in millions)

Net sales	$275.9	$1,963.1	$7,640.9	$(2,043.3)	$7,836.6

Cost of sales	316.8	1,897.3	7,108.6	(2,043.3)	7,279.4
Selling, general and administrative expenses	77.0	14.1	197.7	—	288.8
Interest (income) expense	70.1	39.3	(16.4)	—	93.0
Intercompany (income) expense, net	(125.7)	6.7	119.0	—	—
Other expense, net	0.6	7.3	2.2	—	10.1

Income (loss) before income taxes and equity in net income of subsidiaries	(62.9)	(1.6)	229.8	—	165.3
Provision for income taxes	—	1.9	66.9	—	68.8
Equity in net income of subsidiaries	(159.4)	(135.3)	—	294.7	—

Net income	$96.5	$131.8	$162.9	$(294.7)	$96.5

	For the Six Months Ended June 30, 2007

	Parent	Guarantors	Non- guarantors	Eliminations	Consolidated

	(Unaudited; in millions)

Net sales	$564.8	$2,843.1	$7,269.7	$(2,116.2)	$8,561.4

Cost of sales	557.8	2,766.1	6,705.2	(2,116.2)	7,912.9
Selling, general and administrative expenses	84.0	29.2	156.1	—	269.3
Divestiture of Interior business	(17.1)	28.2	13.8	—	24.9
Interest (income) expense	47.0	58.3	(2.5)	—	102.8
Intercompany (income) expense, net	(98.6)	15.0	83.6	—	—
Other (income) expense, net	(3.0)	20.3	8.0	—	25.3

Income (loss) before income taxes and equity in net income of subsidiaries	(5.3)	(74.0)	305.5	—	226.2
Provision (benefit) for income taxes	1.2	(9.8)	61.3	—	52.7
Equity in net income of subsidiaries	(180.0)	(92.5)	—	272.5	—

Net income	$173.5	$28.3	$244.2	$(272.5)	$173.5

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(19)	Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	For the Six Months Ended June 28, 2008

	Parent	Guarantors	Non- guarantors	Eliminations	Consolidated

	(Unaudited; in millions)

Net cash provided by (used in) operating activities	$(39.1)	$(111.6)	$344.9	$—	$194.2
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(2.5)	(10.8)	(82.2)	—	(95.5)
Other, net	1.1	(14.7)	23.7	—	10.1

Net cash used in investing activities	(1.4)	(25.5)	(58.5)	—	(85.4)

Cash Flows from Financing Activities:
Repayment of senior notes	(87.0)	—	—	—	(87.0)
Other long-term debt repayments, net	(0.1)	—	(4.3)	—	(4.4)
Short-term debt repayments, net	—	(0.1)	(0.9)	—	(1.0)
Repurchase of common stock	(1.6)	—	—	—	(1.6)
Increase (decrease) in drafts	(3.6)	0.5	(0.7)	—	(3.8)
Change in intercompany accounts	148.5	143.5	(292.0)	—	—

Net cash provided by (used in) financing activities	56.2	143.9	(297.9)	—	(97.8)

Effect of foreign currency translation	—	(8.4)	19.6	—	11.2

Net Change in Cash and Cash Equivalents	15.7	(1.6)	8.1	—	22.2
Cash and Cash Equivalents as of Beginning of Period	189.9	6.1	405.3	—	601.3

Cash and Cash Equivalents as of End of Period	$205.6	$4.5	$413.4	$—	$623.5

	For the Six Months Ended June 30, 2007

	Parent	Guarantors	Non- guarantors	Eliminations	Consolidated

	(Unaudited; in millions)

Net cash provided by (used in) operating activities	$(43.0)	$(48.7)	$339.2	$—	$247.5
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(3.4)	(25.3)	(39.6)	—	(68.3)
Divestiture of Interior business	(14.8)	(12.9)	(28.2)	—	(55.9)
Other, net	1.1	0.3	(31.5)	—	(30.1)

Net cash used in investing activities	(17.1)	(37.9)	(99.3)	—	(154.3)

Cash Flows from Financing Activities:
Primary credit facility repayments, net	(3.0)	—	—	—	(3.0)
Other long-term debt repayments, net	(2.8)	—	(4.8)	—	(7.6)
Short-term debt borrowings (repayments), net	—	0.7	(13.7)	—	(13.0)
Proceeds from exercise of stock options	6.7	—	—	—	6.7
Decrease in drafts	(0.5)	(1.4)	(8.6)	—	(10.5)
Change in intercompany accounts	97.3	88.0	(185.3)	—	—

Net cash provided by (used in) financing activities	97.7	87.3	(212.4)	—	(27.4)

Effect of foreign currency translation	—	(0.4)	(2.9)	—	(3.3)

Net Change in Cash and Cash Equivalents	37.6	0.3	24.6		62.5
Cash and Cash Equivalents as of Beginning of Period	195.8	4.0	302.9	—	502.7

Cash and Cash Equivalents as of End of Period	$233.4	$4.3	$327.5	$—	$565.2

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(19) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

Basis of Presentation — Certain of the Company’s wholly-owned subsidiaries (the “Guarantors”) have unconditionally fully guaranteed, on a joint and several basis, the punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all of the Company’s obligations under the amended primary credit facility and the indentures governing the Company’s senior notes, including the Company’s obligations to pay principal, premium, if any, and interest with respect to the senior notes. The senior notes consist of $300 million aggregate principal amount of 8.50% senior notes due 2013, $600 million aggregate principal amount of 8.75% senior notes due 2016, $399.5 million aggregate principal amount of 5.75% senior notes due 2014, $41.4 million aggregate principal amount of 8.11% senior notes due 2009 and $0.8 million aggregate principal amount of zero-coupon convertible senior notes due 2022. The Company repaid its previously outstanding €55.6 million aggregate principal amount of senior notes on April 1, 2008, the maturity date. Additionally, the Company issued an irrevocable call notice to redeem, on August 4, 2008, $41.4 million aggregate principal amount of 8.11% senior notes due 2009. The Guarantors under the indentures are currently Lear Automotive Dearborn, Inc., Lear Automotive (EEDS) Spain S.L., Lear Corporation EEDS and Interiors, Lear Corporation (Germany) Ltd., Lear Corporation Mexico, S. de R.L. de C.V., Lear Operations Corporation and Lear Seating Holdings Corp. #50. In lieu of providing separate financial statements for the Guarantors, the Company has included the supplemental guarantor condensed consolidating financial statements above. These financial statements reflect the guarantors listed above for all periods presented. Management does not believe that separate financial statements of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented.

As of December 31, 2007 and for the three and six months ended June 30, 2007, the supplemental guarantor condensed consolidating financial statements have been restated to reflect certain changes to the equity investments of guarantor subsidiaries.

Distributions — There are no significant restrictions on the ability of the Guarantors to make distributions to the Company.

Selling, General and Administrative Expenses — The Parent allocated $5.1 million and $0.8 million in the three months ended June 28, 2008 and June 30, 2007, respectively, and $13.0 million and $9.1 million in the six months ended June 28, 2008 and June 30, 2007, respectively, of corporate selling, general and administrative expenses to its operating subsidiaries. The allocations were based on various factors, which estimate usage of particular corporate functions, and in certain instances, other relevant factors, such as the revenues or the number of employees of the Company’s subsidiaries.

Long-term debt of the Parent and the Guarantors — A summary of long-term debt of the Parent and the Guarantors on a combined basis is shown below (in millions):

	June 28, 2008	December 31, 2007

Primary credit facility	$991.0	$991.0
Senior notes	1,341.7	1,422.6
Other long-term debt	4.2	4.4

	2,336.9	2,418.0
Less — current portion	(47.4)	(87.0)

	$2,289.5	$2,331.0

The obligations of foreign subsidiary borrowers under the amended primary credit facility are guaranteed by the Parent.

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

Interior Segment

In 2007, we completed the transfer of substantially all of the assets of our North American interior business (as well as our interests in two China joint ventures) to International Automotive Components Group North America, Inc. (“IAC”) (the “IAC North America Transaction”). In connection with the IAC North America Transaction, we recorded a loss on divestiture of approximately $612 million, of which approximately $5 million was recognized in 2007 ($21 million recognized in the first six months of 2007) and $607 million was recognized in the fourth quarter of 2006. We also recognized additional costs related to the IAC North America Transaction of approximately $10 million, which are recorded in cost of sales and selling, general and administrative expenses in the accompanying condensed consolidated statement of income for the six months ended June 30, 2007.

In 2006, we completed the contribution of substantially all of our European interior business to International Automotive Components Group, LLC (“IAC Europe”), a separate joint venture with affiliates of WL Ross and Franklin, in exchange for an approximately one-third equity interest in IAC Europe (the “IAC Europe Transaction”). In connection with the IAC Europe Transaction, we recorded a loss on divestiture of approximately $35 million, of which approximately $6 million was recognized in 2007 ($4 million recognized in the first six months of 2007) and $29 million was recognized in 2006.

For further information related to the divestiture of our interior business, see Note 2, “Divestiture of Interior Business,” to the accompanying condensed consolidated financial statements.

Industry Overview

Demand for our products is directly related to automotive vehicle production. Automotive sales and production can be affected by general economic or industry conditions, labor relations issues, fuel prices, regulatory requirements, trade agreements and other factors. Our operating results are also significantly impacted by what is referred to in this section as “vehicle platform mix”; that is, the overall commercial success of the vehicle platforms for which we supply particular products, as well as our relative profitability on these platforms. In addition, it is possible that customers could elect to manufacture components internally that are currently produced by external suppliers, such as Lear. A significant loss of business with respect to any vehicle model for which we are a significant supplier, or a decrease in the production levels of any such models, could have a material adverse impact on our future operating results. In this regard, a continuation of the shift in consumer purchasing patterns from certain of our key light truck and SUV platforms toward passenger cars, crossover vehicles or other vehicle platforms where we generally have substantially less content will adversely affect our future operating results. In addition, our two largest customers, General Motors and Ford, accounted for approximately 42% of our net sales in 2007, excluding net sales to Saab, Volvo, Jaguar and Land Rover, which were affiliates of General Motors or Ford. The automotive operations of both General Motors and Ford experienced significant operating losses throughout 2007 and the first half of 2008, and both automakers are continuing to restructure their North American operations, which could have a material impact on our future operating results.

Automotive industry conditions in North America and Europe continue to be challenging. In North America, the industry is characterized by significant overcapacity, fierce competition and declining sales. In Europe, the market structure is more fragmented with significant overcapacity. We expect these challenging industry conditions to continue in the foreseeable future. During the first six months of 2008, North American production levels declined by approximately 12% from the comparable period in 2007, and production levels on several of our key platforms declined more significantly. This was due in part to a strike at a major automotive supplier. The strike affected numerous assembly plants at General Motors, including those that produce full-size pickup trucks and large SUVs, key programs for Lear. The strike and weak demand for full-size pickup trucks and large SUVs lowered production volumes in North America and adversely impacted our operating results during the first six months of 2008. The strike also adversely impacted our suppliers on affected programs, many of which

LEAR CORPORATION

were already experiencing financial distress as a result of unfavorable industry conditions in North America. The strike settled in the second quarter of 2008.

Historically, the majority of our sales and operating profit has been derived from the U.S.-based automotive manufacturers in North America and, to a lesser extent, automotive manufacturers in Western Europe. These customers have experienced declines in market share in their traditional markets. In addition, a disproportionate share of our net sales and profitability in North America has been on light truck and large SUV platforms of the domestic automakers, which are experiencing significant competitive pressures. As discussed below, our ability to maintain and improve our financial performance in the future will depend, in part, on our ability to significantly increase our penetration of Asian automotive manufacturers worldwide and leverage our existing North American and European customer base geographically and across both product lines.

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

Our material cost as a percentage of net sales was 69.1% in the first six months of 2008 as compared to 68.0% in 2007 and 68.8% in 2006. Raw material, energy and commodity costs have increased significantly over the past several years. Unfavorable industry conditions have also resulted in financial distress within our supply base and an increase in commercial disputes and the risk of supply disruption. We have developed and implemented strategies to mitigate or partially offset the impact of higher raw material, energy and commodity costs, which include cost reduction actions, the utilization of our cost technology optimization process, the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments and the acceleration of low-cost country sourcing and engineering. However, due to the magnitude and duration of the increased raw material, energy and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers, offset only a portion of the adverse impact. In addition, higher crude oil prices indirectly impact our operating results by adversely affecting demand for certain of our key light truck and large SUV platforms. Energy costs and the prices of several of our key raw materials have increased substantially. In particular, in the second quarter of 2008, hot rolled steel average prices increased 64%, copper average prices increased 10% and crude oil average prices increased 91% from the comparable period in 2007 in North America. These recent increases are likely to have an adverse impact on our operating results in the foreseeable future. See “– Forward-Looking Statements” and Item 1A, “Risk Factors – High raw material costs may continue to have a significant adverse impact on our profitability,” in our Annual Report on Form 10-K/A for the year ended December 31, 2007.

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

LEAR CORPORATION

pretax restructuring costs of approximately $351 million and related manufacturing inefficiency charges of approximately $35 million through 2007.

In 2008, we expect to incur restructuring and related manufacturing inefficiency costs of approximately $140 million. In light of current industry conditions and recent customer announcements in North America, we expect restructuring and related investments in 2009 to be consistent with those in 2008. In connection with our prior restructuring actions and current activities, we recorded restructuring charges of approximately $72 million and related manufacturing inefficiency charges of approximately $10 million in the first six months of 2008.

Other Matters

In the first quarter of 2007, we recognized a curtailment gain of $36 million related to our decision to freeze our U.S. salaried pension plan, as well as a loss of $4 million related to the acquisition of the minority interest in an affiliate. In addition, we recognized $12 million in costs related to an Agreement and Plan of Merger, as amended (the “AREP merger agreement”), with AREP Car Holdings Corp. and AREP Car Acquisition Corp., which was subsequently terminated in the third quarter of 2007. In the second quarter of 2007, we recognized a one-time tax benefit of $13 million related to a reversal of a valuation allowance in a European subsidiary. For further information regarding the AREP merger agreement, please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Merger Agreement,” in our Annual Report on Form 10-K/A for the year ended December 31, 2007.

As discussed above, our results for the first six months of 2008 and 2007 reflect the following items (in millions):

	Three months ended		Six months ended

	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Costs related to divestiture of Interior business	$—	$1	$—	$35
Costs related to restructuring actions, including manufacturing inefficiencies of $7 million and $10 million in the three and six months ended June 28, 2008, respectively, and $3 million and $5 million in the three and six months ended June 30, 2007, respectively	58	35	82	51
U.S. salaried pension plan curtailment gain	—	—	—	(36)
Costs related to merger transaction	—	2	—	12
Loss on joint venture transaction	—	—	—	4
Tax benefit	—	(13)	—	(13)

For further information regarding these items, see “— Restructuring” and Note 2, “Divestiture of Interior Business,” Note 3, “Restructuring Activities,” Note 8, “Pension and Other Postretirement Benefit Plans,” and Note 10, “Other Expense, Net,” to the accompanying condensed consolidated financial statements.

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

LEAR CORPORATION

RESULTS OF OPERATIONS

A summary of our operating results as a percentage of net sales is shown below (dollar amounts in millions):

	Three Months Ended				Six Months Ended

	June 28, 2008		June 30, 2007		June 28, 2008		June 30, 2007

Net sales
Seating	$3,141.2	78.9%	$3,264.5	78.6%	$6,177.3	78.8%	$6,258.7	73.1%
Electrical and electronic	837.8	21.1	825.1	19.8	1,659.3	21.2	1,613.8	18.9
Interior	—	—	65.7	1.6	—	—	688.9	8.0

Net sales	3,979.0	100.0	4,155.3	100.0	7,836.6	100.0	8,561.4	100.0

Gross profit	261.1	6.6	337.6	8.1	557.2	7.1	648.5	7.6
Selling, general and administrative expenses	155.6	3.9	142.8	3.4	288.8	3.7	269.3	3.1
Divestiture of Interior business	—	—	(0.7)	—	—	—	24.9	0.3
Interest expense	45.6	1.2	51.3	1.2	93.0	1.2	102.8	1.2
Other expense, net	4.1	0.1	0.3	—	10.1	0.1	25.3	0.3
Provision for income taxes	37.5	0.9	20.3	0.5	68.8	0.9	52.7	0.7

Net income	$18.3	0.5%	$123.6	3.0%	$96.5	1.2%	$173.5	2.0%

Three Months Ended June 28, 2008 vs. Three Months Ended June 30, 2007

Net sales in the second quarter of 2008 were $4.0 billion as compared to $4.2 billion in the second quarter of 2007, a decrease of $176 million or 4.2%. Lower industry production volumes, due in part to the American Axle strike, and unfavorable vehicle platform mix in North America, slightly offset by favorable production in other regions, negatively impacted net sales by $489 million. This decrease was partially offset by the impact of net foreign exchange rate fluctuations, which increased net sales by $314 million.

Gross profit and gross margin were $261 million and 6.6% in the quarter ended June 28, 2008, as compared to $338 million and 8.1% in the quarter ended June 30, 2007. The net impact of lower industry production volumes, including volume declines and associated costs and inefficiencies related to the American Axle strike, as well as unfavorable vehicle platform mix, reduced gross profit by $149 million. This decrease was partially offset by the benefit of our productivity and restructuring actions and the recovery of previously-incurred program-related engineering costs.

Selling, general and administrative expenses, including research and development, were $156 million in the three months ended June 28, 2008, as compared to $143 million in the three months ended June 30, 2007. As a percentage of net sales, selling, general and administrative expenses were 3.9% in the second quarter of 2008 and 3.4% in the second quarter of 2007. The increase in selling, general and administrative expenses was primarily due to the impact of net foreign exchange rate fluctuations. An increase in product development costs related to our sales backlog and infrastructure costs in emerging markets was largely offset by favorable cost performance in other markets.

Interest expense was $46 million in the second quarter of 2008 as compared to $51 million in the second quarter of 2007. This decrease was primarily due to lower borrowing costs and lower borrowing levels in the second quarter of 2008.

Other expense, which includes non-income related taxes, foreign exchange gains and losses, discounts and expenses associated with our asset-backed securitization and factoring facilities, gains and losses related to derivative instruments and hedging activities, minority interests in consolidated subsidiaries, equity in net income of affiliates, gains and losses on the sales of assets and other miscellaneous income and expense, was $4 million in the second quarter of 2008 as compared to less than $1 million in the second quarter of 2007. The increase in other expense was primarily due to an increase in foreign exchange losses and a decrease in equity in net income of affiliates, which were partially offset by a decrease in miscellaneous expense.

The provision for income taxes was $38 million for the second quarter of 2008, representing an effective tax rate of 67.2% on pretax income of $56 million, as compared to $20 million for the second quarter of 2007, representing an effective tax rate of 14.1% on pretax income of $144 million. The provision for income taxes in the second quarter of 2008 was impacted by a portion of our restructuring charges, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Excluding these items, the effective tax rate in the second quarter of 2008 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings,

LEAR CORPORATION

losses and remittances, foreign and U.S. valuation allowances, tax credits, income tax incentives and other permanent items. The provision for income taxes in the second quarter of 2007 was impacted by a portion of our restructuring charges, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. This was offset by the impact of a one-time tax benefit of $13 million related to a reversal of a valuation allowance in a European subsidiary. Further, our current and future provision for income taxes is significantly impacted by the initial recognition of and changes in valuation allowances in certain countries, particularly the United States. We intend to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Our future income tax expense will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowance is eliminated. Accordingly, income taxes are impacted by the U.S. and foreign valuation allowances and the mix of earnings among jurisdictions.

Net income in the second quarter of 2008 was $18 million, or $0.23 per diluted share, as compared to $124 million, or $1.58 per diluted share, in the second quarter of 2007, for the reasons described above.

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

Seating

A summary of financial measures for our seating segment is shown below (dollar amounts in millions):

	Three months ended

	June 28, 2008	June 30, 2007

Net sales	$3,141.2	$3,264.5
Segment earnings (1)	130.0	238.8
Margin	4.1%	7.3%

(1)	See definition above.

Seating net sales were $3.1 billion in the second quarter of 2008 as compared to $3.3 billion in the second quarter of 2007. Lower industry production volumes, due in part to the American Axle strike, and unfavorable vehicle platform mix in North America, slightly offset by favorable production in other regions, negatively impacted net sales by $419 million. This decrease was partially offset by the impact of net foreign exchange rate fluctuations, which increased net sales by $232 million. Segment earnings and the related margin on net sales were $130 million and 4.1% in the second quarter of 2008 as compared to $239 million and 7.3% in the second quarter of 2007. The decline in segment earnings was largely due to the net impact of lower industry production volumes, including volume declines and associated costs and inefficiencies related to the American Axle strike, and unfavorable vehicle platform mix, which negatively impacted segment earnings by $130 million. This decrease was partially offset by the benefit of our productivity and restructuring actions. In addition, in the second quarter of 2008, we incurred costs related to our restructuring actions of $43 million as compared $12 million in the second quarter of 2007.

LEAR CORPORATION

Electrical and electronic

A summary of financial measures for our electrical and electronic segment is shown below (dollar amounts in millions):

	Three months ended

	June 28, 2008	June 30, 2007

Net sales	$837.8	$825.1
Segment earnings (1)	31.2	23.5
Margin	3.7%	2.8%

(1)	See definition above.

Electrical and electronic net sales were $838 million in the second quarter of 2008 as compared to $825 million in the second quarter of 2007. The impact of net foreign exchange rate fluctuations and the benefit of new business outside of North America favorably impacted net sales by $82 million and $20 million, respectively. These increases were largely offset by lower industry production volumes and net selling price reductions. Segment earnings and the related margin on net sales were $31 million and 3.7% in the second quarter of 2008 as compared to $24 million and 2.8% in the second quarter of 2007. The improvement in segment earnings was largely due to a decrease in costs related to our restructuring actions, from $15 million in the second quarter of 2007 to $9 million in the current quarter. The benefit of our productivity and restructuring actions, as well as the recovery of previously-incurred program-related engineering costs, were largely offset by net selling price reductions and lower industry production volumes.

Interior

A summary of financial measures for our interior segment is shown below (dollar amounts in millions):

	Three months ended

	June 28, 2008	June 30, 2007

Net sales	$—	$65.7
Segment earnings (1)	—	(0.6)
Margin	—%	(0.9)%

(1)	See definition above.

We substantially completed the divestiture of our interior business in the first quarter of 2007. See “– Executive Overview” for further information.

Other

A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Three months ended

	June 28, 2008	June 30, 2007

Net sales	$—	$—
Segment earnings (1)	(55.7)	(66.9)
Margin	N/A	N/A

(1)	See definition above.

Our other category includes unallocated corporate and geographic headquarters costs, as well as the elimination of intercompany activity. Corporate and geographic headquarters costs include various support functions, such as information technology, purchasing, corporate finance, legal, executive administration and human resources. Segment earnings related to our other category were ($56) million in the second quarter of 2008 as compared to ($67) million in the second quarter of 2007. In the second quarter of 2007, we incurred transaction costs of $2 million related to the AREP merger agreement and costs of $2 million related to the divestiture of our interior business.

LEAR CORPORATION

Six Months Ended June 28, 2008 vs. Six Months Ended June 30, 2007

Net sales in the first six months of 2008 were $7.8 billion as compared to $8.6 billion in the first six months of 2007, a decrease of $725 million or 8.5%. Lower industry production volumes, due in part to the American Axle strike, and unfavorable vehicle platform mix, particularly in North America, as well as the divestiture of our interior business, negatively impacted net sales by $787 million and $656 million, respectively. These decreases were partially offset by the impact of net foreign exchange rate fluctuations, which increased net sales by $599 million.

Gross profit and gross margin were $557 million and 7.1% in the six months ended June 28, 2008, as compared to $649 million and 7.6% in the six months ended June 30, 2007. Lower industry production volumes, including volume declines and associated costs and inefficiencies related to the American Axle strike, as well as unfavorable vehicle platform mix in North America reduced gross profit by $236 million. This decrease was partially offset by the benefit of our productivity and restructuring actions, as well as the timing of commercial settlements and the recovery of previously-incurred program-related engineering costs.

Selling, general and administrative expenses, including research and development, were $289 million in the first six months of 2008, as compared to $269 million in the first six months of 2007. As a percentage of net sales, selling, general and administrative expenses were 3.7% in the first half of 2008 and 3.1% in the first half of 2007. The increase in selling, general and administrative expenses was primarily due to a curtailment gain of $36 million recognized in the first quarter of 2007 related to our decision to freeze our U.S. salaried pension plan, as well as the impact of net foreign exchange rate fluctuations. These increases were partially offset by the divestiture of our interior business and transaction costs related to the AREP merger agreement in the first half of 2007, as well as favorable cost performance in the first half of 2008.

Interest expense was $93 million in the six months ended June 28, 2008, as compared to $103 million in the six months ended June 30, 2007. This decrease was primarily due to lower borrowing costs and lower borrowing levels in the first half of 2008.

Other expense, which includes non-income related taxes, foreign exchange gains and losses, discounts and expenses associated with our asset-backed securitization and factoring facilities, gains and losses related to derivative instruments and hedging activities, minority interests in consolidated subsidiaries, equity in net income of affiliates, gains and losses on the sales of assets and other miscellaneous income and expense, was $10 million in the first six months of 2008 as compared to $25 million in the first six months of 2007. The decrease in other expense was primarily due to a decrease in miscellaneous expense, as well as an increase in gains related to derivative instruments and hedging activities, which were partially offset by an increase in foreign exchange losses. In addition, we recognized a loss of $4 million related to the acquisition of the minority interest in an affiliate in the first quarter of 2007.

The provision for income taxes was $69 million for the first half of 2008, representing an effective tax rate of 41.6% on pretax income of $165 million, as compared to $53 million for the first half of 2007, representing an effective tax rate of 23.3% on pretax income of $226 million. The provision for income taxes in the first half of 2008 was impacted by a portion of our restructuring charges, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Excluding these items, the effective tax rate in the first half of 2008 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, foreign and U.S. valuation allowances, tax credits, income tax incentives and other permanent items. The provision for income taxes in the first half of 2007 was impacted by costs of $35 million related to the divestiture of our interior business, a significant portion of which provided no tax benefit as they were incurred in the United States. The provision was also impacted by a portion of our restructuring charges and costs related to the AREP merger agreement, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. This was offset by the impact of the U.S. salaried pension plan curtailment gain of $36 million, for which no tax expense was provided as it was incurred in the United States, and the impact of a one-time tax benefit of $13 million related to a reversal of a valuation allowance in a European subsidiary. Further, our current and future provision for income taxes is significantly impacted by the initial recognition of and changes in valuation allowances in certain countries, particularly the United States. We intend to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Our future income tax expense will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowance is eliminated. Accordingly, income taxes are impacted by the U.S. and foreign valuation allowances and the mix of earnings among jurisdictions.

Net income in the first six months of 2008 was $97 million, or $1.23 per diluted share, as compared to $174 million, or $2.22 per diluted share, in the first six months of 2007, for the reasons described above.

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

Seating

A summary of financial measures for our seating segment is shown below (dollar amounts in millions):

	Six months ended

	June 28, 2008	June 30, 2007

Net sales	$6,177.3	$6,258.7
Segment earnings	313.3	435.9
Margin	5.1%	7.0%

Seating net sales were $6.2 billion in the first half of 2008 as compared to $6.3 billion in the first half of 2007. Lower industry production volumes, due in part to the American Axle strike, and unfavorable vehicle platform mix, particularly in North America, negatively impacted net sales by $683 million. The impact of net foreign exchange rate fluctuations and the benefit of new business, primarily outside of North America, favorably impacted net sales by $449 million and $126 million, respectively. Segment earnings and the related margin on net sales were $313 million and 5.1% in the first half of 2008 as compared to $436 million and 7.0% in the first half of 2007. The decline in segment earnings was largely due to lower industry production volumes, including volume declines and associated costs and inefficiencies related to the American Axle strike, and unfavorable vehicle platform mix in North America, which negatively impacted segment earnings by $210 million. This decrease was largely offset by the benefit of our productivity and restructuring actions and the timing of commercial settlements. In addition, in the first half of 2008, we incurred costs related to our restructuring actions of $57 million as compared to $7 million in the first half of 2007.

Electrical and Electronic

A summary of financial measures for our electrical and electronic segment is shown below (dollar amounts in millions):

	Six months ended

	June 28, 2008	June 30, 2007

Net sales	$1,659.3	$1,613.8
Segment earnings	66.5	41.0
Margin	4.0%	2.5%

Electrical and electronic net sales were $1.7 billion in the first half of 2008 as compared to $1.6 billion in the first half of 2007. The impact of net foreign exchange rate fluctuations and the benefit of new business outside of North America favorably impacted net sales by $150 million and $34 million, respectively. These increases were largely offset by lower industry production volumes and net selling price reductions. Segment earnings and the related margin on net sales were $66 million and 4.0% in the first half of 2008 as

LEAR CORPORATION

compared to $41 million and 2.5% in the first half of 2007. The improvement in segment earnings was largely due to the benefit of our productivity and restructuring actions, as well as the recovery of previously-incurred program-related engineering costs and the net impact of legal and commercial claims, partially offset by net selling price reductions and lower industry production volumes. In addition, in the first half of 2008, we incurred costs related to our restructuring actions of $19 million as compared to $35 million in the first half of 2007.

Interior

A summary of financial measures for our interior segment is shown below (dollar amounts in millions):

	Six months ended

	June 28, 2008	June 30, 2007

Net sales	$—	$688.9
Segment earnings	—	8.2
Margin	—%	1.2%

We substantially completed the divestiture of our interior business in the first quarter of 2007. See “– Executive Overview” for further information

Other

A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Six months ended

	June 28, 2008	June 30, 2007

Net sales	$—	$—
Segment earnings	(111.4)	(105.9)
Margin	N/A	N/A

Our other category includes unallocated corporate and geographic headquarters costs, as well as the elimination of intercompany activity. Corporate and geographic headquarters costs include various support functions, such as information technology, purchasing, corporate finance, legal, executive administration and human resources. Segment earnings related to our other category were ($111) million in the first six months of 2008 as compared to ($106) million in the first six months of 2007. In the six months of 2007, we recognized a curtailment gain of $36 million related to our decision to freeze our U.S. salaried pension plan, which was partially offset by transaction costs of $12 million related to the AREP merger agreement and costs of $8 million related to the divestiture of our interior business.

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

In 2008, we expect to incur restructuring and related manufacturing inefficiency costs of approximately $140 million. In light of current industry conditions and recent customer announcements in North America, we expect restructuring and related investments in 2009 to be consistent with those in 2008. Restructuring and related manufacturing inefficiency costs include employee termination benefits, asset impairment charges and contract termination costs, as well as other incremental costs resulting from the restructuring actions. These incremental costs principally include equipment and personnel relocation costs. We also expect to incur incremental manufacturing inefficiency costs at the operating locations impacted by the restructuring actions during the related restructuring implementation period. Restructuring costs are recognized in our consolidated financial statements in accordance with accounting principles generally accepted in the United States. Generally, charges are recorded as elements of the restructuring strategy are finalized. Actual costs recorded in our condensed consolidated financial statements may vary from current estimates.

LEAR CORPORATION

In connection with our prior restructuring actions and current activities, we recorded restructuring charges of approximately $72 million and related manufacturing inefficiency charges of approximately $10 million in the first six months of 2008, including $71 million recorded as cost of sales and $11 million recorded as selling, general and administrative expenses. Restructuring activities resulted in cash expenditures of $83 million in the first six months of 2008. The 2008 charges consist of employee termination benefits of $58 million, fixed asset impairment charges of $3 million, contract termination costs of $1 million and other related costs of $10 million. We also estimate that we incurred approximately $10 million in manufacturing inefficiency costs during this period as a result of the restructuring. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations. Asset impairment charges relate to the disposal of machinery and equipment with carrying values of $3 million in excess of related estimated fair values. Contract termination costs include lease cancellation costs of $1 million, pension benefit curtailment charges of $1 million, a reduction in previously recorded repayments of various government-sponsored grants of ($2) million and various other costs of $1 million.

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

Cash Flow

Cash provided by operating activities was $194 million in the first six months of 2008 as compared to $248 million in the first six months of 2007. This decrease primarily reflects lower earnings. In addition, the net change in working capital and the net change in recoverable customer engineering and tooling resulted in a decrease in operating cash flow between periods of $48 million and $26 million, respectively. These decreases were partially offset by the net change in sold accounts receivable, which increased operating cash flow between periods by $107 million. In the first six months of 2008, increases in accounts receivable and accounts payable used cash of $273 million and generated cash of $162 million, respectively, reflecting the timing of payments received from our customers and made to our suppliers.

Cash used in investing activities was $85 million in the first six months of 2008 as compared to $154 million in the first six months of 2007. In the first quarter of 2008, we received cash of $9 million as settlement of a purchase price contingency related to our acquisition of GHW Grote and Hartmann GmbH in 2004. In the first quarter of 2007, we had cash outflows in connection with the divestiture of our interior business and joint venture transactions of $56 million and $18 million, respectively. These reductions in cash outflows were partially offset by an increase in capital expenditures of $27 million. Capital expenditures in 2008 are estimated at $230 million to $250 million.

Cash used in financing activities was $98 million in the first six months of 2008 as compared to $27 million in the first six months of 2007. This increase primarily reflects the repayment of our €56 million aggregate principal amount of senior notes on April 1, 2008, the maturity date.

Capitalization

In addition to cash provided by operating activities, we utilize a combination of available credit facilities to fund our capital expenditures and working capital requirements. For the six months ended June 28, 2008 and June 30, 2007, our average outstanding long-term debt balance, as of the end of each fiscal quarter, was $2.4 billion and $2.5 billion, respectively. The weighted average long-term interest rate, including rates under our committed credit facility and the effect of hedging activities, was 7.5% and 7.6% for the respective periods.

In addition, we utilize uncommitted lines of credit as needed for our short-term working capital fluctuations. For the six months ended June 28, 2008 and June 30, 2007, our average outstanding short-term debt balance, as of the end of each fiscal quarter, was $19 million and $20 million, respectively. The weighted average short-term interest rate on our unsecured short-term debt balances, including the effect of hedging activities, was 7.0% and 4.6%, respectively. The availability of uncommitted lines of credit may be affected by our financial performance, credit ratings and other factors. See “— Off-Balance Sheet Arrangements” and “— Accounts Receivable Factoring.”

LEAR CORPORATION

Primary Credit Facility

As of June 28, 2008, our primary credit facility consisted of an amended and restated credit and guarantee agreement, which provided for maximum revolving borrowing commitments of $1.7 billion and a term loan facility of $1.0 billion. The $1.7 billion revolving credit facility matured on March 23, 2010, and the $1.0 billion term loan facility matured on April 25, 2012. As of June 28, 2008, we had $991 million in borrowings outstanding under our term loan facility, with no additional availability. As of June 28, 2008, there were no amounts outstanding under the revolving credit facility and $61 million committed under outstanding letters of credit.

On July 3, 2008, we amended our primary credit facility (“amended primary credit facility”) to, among other things, extend certain of the revolving credit commitments thereunder from March 23, 2010 to January 31, 2012. The extension was offered to each revolving lender, and lenders consenting to the amendment had their revolving credit commitments reduced by 33.33% on July 11, 2008. After giving effect to the amendment, we had outstanding approximately $1.3 billion of revolving credit commitments, $468 million of which mature on March 23, 2010 and $822 million of which mature on January 31, 2012. The amendment had no effect on our term loan facility issued under the prior primary credit facility, which continues to have a maturity date of April 25, 2012. The amended primary credit facility provides for multicurrency borrowings in a maximum aggregate amount of $400 million, Canadian borrowings in a maximum aggregate amount of $100 million and swing-line borrowings in a maximum aggregate amount of $200 million, the commitments for which are part of the aggregate amended revolving credit facility commitment.

Our obligations under the amended primary credit facility are secured by a pledge of all or a portion of the capital stock of certain of our subsidiaries, including substantially all of our first-tier subsidiaries, and are partially secured by a security interest in our assets and the assets of certain of our domestic subsidiaries. In addition, our obligations under the amended primary credit facility are guaranteed, on a joint and several basis, by certain of our subsidiaries, all of which are directly or indirectly 100% owned by Lear.

The amended primary credit facility contains certain affirmative and negative covenants, including (i) limitations on fundamental changes involving us or our subsidiaries, asset sales and restricted payments, (ii) a limitation on indebtedness with a maturity shorter than the term loan facility, (iii) a limitation on aggregate subsidiary indebtedness to an amount which is no more than 5% of consolidated total assets, (iv) a limitation on aggregate secured indebtedness to an amount which is no more than $100 million and (v) requirements that we maintain a leverage ratio of not more than 3.50 to 1, as of June 28, 2008, with decreases over time and an interest coverage ratio of not less than 2.75 to 1, as of June 28, 2008, with increases over time. The amended primary credit facility also contains customary events of default, including an event of default triggered by a change of control of Lear. For further information related to our amended primary credit facility described above, including the operating and financial covenants to which we are subject and related definitions, see the agreement governing our amended primary credit facility, which has been included as an exhibit to this Report.

The leverage and interest coverage ratios, as well as the related components of their computation, are defined in the amended primary credit facility, which is included as an exhibit to this Report. The leverage ratio is calculated as the ratio of consolidated indebtedness to consolidated operating profit. For the purpose of the covenant calculation, (i) consolidated indebtedness is generally defined as reported debt, net of cash and cash equivalents and excludes transactions related to our asset-backed securitization and factoring facilities and (ii) consolidated operating profit is generally defined as net income excluding income taxes, interest expense, depreciation and amortization expense, other income and expense, minority interests in income of subsidiaries in excess of net equity earnings in affiliates, certain historical restructuring and other non-recurring charges, extraordinary gains and losses and other specified non-cash items. Consolidated operating profit is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under our amended primary credit facility. The interest coverage ratio is calculated as the ratio of consolidated operating profit to consolidated interest expense. For the purpose of the covenant calculation, consolidated interest expense is generally defined as interest expense plus any discounts or expenses related to our asset-backed securitization facility less amortization of deferred financing fees and interest income. As of June 28, 2008, we were in compliance with all covenants set forth in the amended primary credit facility and in our prior primary credit facility. Our leverage and interest coverage ratios were 2.1 to 1 and 4.8 to 1, respectively. These ratios are calculated on a trailing four quarter basis. As a result, any decline in our future operating results will negatively impact our leverage and interest coverage ratios. Our failure to comply with these financial covenants could have a material adverse effect on our liquidity and operations.

Reconciliations of (i) consolidated indebtedness to reported debt, (ii) consolidated operating profit to income before provision for income taxes and (iii) consolidated interest expense to reported interest expense are shown below (in millions):

LEAR CORPORATION

	June 28, 2008

Consolidated indebtedness	$1,762.7
Cash and cash equivalents (subject to $700 million limitation)	623.5

Reported debt	$2,386.2

	Three Months Ended June 28, 2008	Six Months Ended June 28, 2008

Consolidated operating profit	$189.1	$434.4
Depreciation and amortization	(77.4)	(151.9)
Consolidated interest expense	(42.2)	(86.4)
Other expense, net (excluding certain amounts related to asset-backed securitization facility)	(4.0)	(9.8)
Other non-cash items	(9.7)	(21.0)

Income before provision for income taxes	$55.8	$165.3

Consolidated interest expense	$42.2	$86.4
Certain amounts related to asset-backed securitization facility	(0.1)	(0.3)
Amortization of deferred financing fees	2.1	4.3
Bank facility and other fees	1.4	2.6

Reported interest expense	$45.6	$93.0

Senior Notes

In addition to borrowings outstanding under our amended primary credit facility, as of June 28, 2008, we had $1.3 billion of senior notes outstanding, consisting primarily of $300 million aggregate principal amount of senior notes due 2013, $600 million aggregate principal amount of senior notes due 2016, $399 million aggregate principal amount of senior notes due 2014, $1 million accreted value of zero-coupon convertible senior notes due 2022 and $41 million aggregate principal amount of senior notes due 2009 (the “2009 notes”). We repaid €56 million aggregate principal amount of senior notes on April 1, 2008, the maturity date.

In connection with the amendment of our primary credit facility discussed above, we issued an irrevocable call notice to redeem our outstanding 2009 notes (having an aggregate principal amount outstanding of $41 million as of June 28, 2008) on August 4, 2008. The 2009 notes must be redeemed at the greater of (a) 100% of the principal amount to be redeemed or (b) the sum of the present value of the remaining scheduled payments of principal and interest thereon from the redemption date to the maturity date, discounted to the redemption date on a semiannual basis at the applicable treasury rate plus 50 basis points, together with any interest accrued but not yet paid to the redemption date. We estimate a loss on the extinguishment of the 2009 notes of approximately $2 million, which will be recognized in other expense, net in the third quarter of 2008.

All of our senior notes are guaranteed by the same subsidiaries that guarantee our amended primary credit facility. In the event that any such subsidiary ceases to be a guarantor under the amended primary credit facility, such subsidiary will be released as a guarantor of the senior notes. Our obligations under the senior notes are not secured by the pledge of the assets or capital stock of any of our subsidiaries.

With the exception of our zero-coupon convertible senior notes, our senior notes contain covenants restricting our ability to incur liens and to enter into sale and leaseback transactions. As of June 28, 2008, we were in compliance with all covenants and other requirements set forth in our senior notes.

The senior notes due 2013 and 2016 (having an aggregate principal amount outstanding of $900 million as of June 28, 2008) provide holders of the notes the right to require us to repurchase all or any part of their notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a “change of control” (as defined in the indenture governing the notes). The indentures governing our other senior notes do not contain a change of control repurchase obligation.

Scheduled cash interest payments on our outstanding debt are approximately $90 million in the last six months of 2008.

LEAR CORPORATION

For further information related to our senior notes described above, see Note 9, “Long-Term Debt,” to the consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2007.

Off-Balance Sheet Arrangements

Asset-Backed Securitization Facility

Prior to April 30, 2008, we had in place an asset-backed securitization facility (the “ABS facility”), which provided for maximum purchases of adjusted accounts receivable of $150 million. The ABS facility expired on April 30, 2008, and we did not elect to renew the existing facility. There were no accounts receivable sold under this facility in 2008.

Guarantees and Commitments

We guarantee certain of the debt of some of our unconsolidated affiliates. The percentages of debt guaranteed of these entities are based on our ownership percentages. As of June 28, 2008, the aggregate amount of debt guaranteed was approximately $9 million.

Accounts Receivable Factoring

Certain of our European and Asian subsidiaries periodically factor their accounts receivable with financial institutions. Such receivables are factored without recourse to us and are excluded from accounts receivable in the accompanying condensed consolidated balance sheets. In the second quarter of 2008, certain of our European subsidiaries entered into extended factoring agreements which provide for aggregate purchases of specified customer accounts receivable of up to €315 million through Aril 30, 2011. The level of funding utilized under this European factoring facility is based on the credit ratings of each specified customer. In addition, the facility provider can elect to discontinue the facility in the event that our corporate credit rating declines below B- by Standard & Poor’s Ratings Services. As of June 28, 2008 and December 31, 2007, the amount of factored receivables was $227 million and $104 million, respectively. We cannot provide any assurances that these factoring facilities will be available or utilized in the future.

Credit Ratings

The credit ratings below are not recommendations to buy, sell or hold our securities and are subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

The credit ratings of our senior secured and unsecured debt as of the date of this Report are shown below. For our senior secured debt, the ratings of Standard & Poor’s Ratings Services and Moody’s Investors Service are three and five levels below investment grade, respectively. For our senior unsecured debt, the ratings of Standard & Poor’s Ratings Services and Moody’s Investors Service are four and six levels below investment grade, respectively.

	Standard & Poor’s Ratings Services	Moody’s Investors Service

Credit rating of senior secured debt	BB–	B2
Corporate rating	B+	B2
Credit rating of senior unsecured debt	B+	B3
Ratings outlook	Stable	Stable

Common Stock Repurchase Program

In February 2008, our Board of Directors authorized a common stock repurchase program, which modified our previous common stock repurchase program, approved in November 2007, to permit the repurchase of up to 3,000,000 shares of our common stock through February 14, 2010. We expect to fund the share repurchases through a combination of cash on hand, future cash flows from operations and borrowings under available credit facilities. Share repurchases under this program may be made through open market purchases, privately negotiated transactions, block trades or other available methods. The timing and actual number of shares repurchased will depend on a variety of factors, including price, alternative uses of capital, corporate and regulatory requirements and market conditions. The common stock repurchase program may be suspended or discontinued at any time. See “— Forward-Looking Statements.” In the first half of 2008, we repurchased 61,700 shares of our outstanding common stock at an average purchase price of $25.43 per share, excluding commissions of $0.03 per share, under this program. As of June 28, 2008, 2,784,042 shares of common stock were available for repurchase under the common stock repurchase program. Subsequent to June 28, 2008, we repurchased an additional 197,500 shares of our outstanding common stock at an average purchase price of $13.29 per share, excluding commissions of $0.03 per share, under this program. As of the date of this Report, 2,586,542 shares of common stock were available for repurchase under the common stock repurchase program.

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

Our most significant foreign currency transactional exposures relate to the Mexican peso and various European currencies. We have performed a quantitative analysis of our overall currency rate exposure as of June 28, 2008. The potential adverse earnings impact related to net transactional exposures from a hypothetical 10% strengthening of the U.S. dollar relative to all other currencies for a twelve-month period is approximately $8 million. The potential adverse earnings impact related to net transactional exposures from a similar strengthening of the Euro relative to all other currencies for a twelve-month period is approximately $14 million.

As of June 28, 2008, foreign exchange contracts representing $395 million of notional amount were outstanding with maturities of less than six months. As of June 28, 2008, the fair market value of these contracts was approximately $22 million. A 10% change in the value of the U.S. dollar relative to all other currencies would result in a $16 million change in the aggregate fair market value of these contracts. A 10% change in the value of the Euro relative to all other currencies would result in a $14 million change in the aggregate fair market value of these contracts.

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

We have performed a quantitative analysis of our overall interest rate exposure as of June 28, 2008. This analysis assumes an instantaneous 100 basis point parallel shift in interest rates at all points of the yield curve. The potential adverse earnings impact from this hypothetical increase for a twelve-month period is approximately $3 million.

LEAR CORPORATION

As of June 28, 2008, interest rate swap and other derivative contracts representing $600 million of notional amount were outstanding with maturities through September 2011. All of these contracts are designated as cash flow hedges and modify the variable rate characteristics of our variable rate debt instruments. As of June 28, 2008, the fair market value of these contracts was approximately negative $21 million. The fair market value of all outstanding interest rate swap and other derivative contracts is subject to changes in value due to changes in interest rates. A 100 basis point parallel shift in interest rates would result in a $10 million change in the aggregate fair market value of these contracts.

Commodity Prices

We have commodity price risk with respect to purchases of certain raw materials, including steel, leather, resins, chemicals, copper and diesel fuel. Since the first quarter of 2007, energy costs and the prices of several of our key raw materials have increased substantially. In limited circumstances, we have used financial instruments to mitigate this risk.

We have developed and implemented strategies to mitigate or partially offset the impact of higher raw material, energy and commodity costs, which include cost reduction actions, the utilization of our cost technology optimization process, the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments and the acceleration of low-cost country sourcing and engineering. However, due to the magnitude and duration of the increased raw material, energy and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers, offset only a portion of the adverse impact. In addition, higher crude oil prices indirectly impact our operating results by adversely affecting demand for certain of our key light truck and large SUV platforms. Higher energy and raw material prices are likely to have an adverse impact on our operating results in the foreseeable future. See “— Forward-Looking Statements” and Item 1A, “Risk Factors — High raw material costs may continue to have a significant adverse impact on our profitability” in our Annual Report on Form 10-K/A for the year ended December 31, 2007.

We use derivative instruments to reduce our exposure to fluctuations in certain commodity prices, including copper and natural gas. Commodity contracts are executed with banks that we believe are creditworthy. A portion of our derivative instruments are currently designated as cash flow hedges. As of June 28, 2008, commodity swap contracts representing $57 million of notional amount were outstanding with maturities of less than 18 months. As of June 28, 2008, the fair market value of these contracts was approximately $3 million. The potential adverse earnings impact from a 10% parallel worsening of the respective commodity curves for a twelve month period is approximately $6 million.

OTHER MATTERS

Legal and Environmental Matters

We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. As of June 28, 2008, we had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $34 million. Although these reserves were determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. As of June 28, 2008, we also had recorded reserves for product liability claims and environmental matters of $37 million and $3 million, respectively. For a more complete description of our outstanding legal proceedings, see Note 15, “Legal and Other Contingencies,” to the accompanying condensed consolidated financial statements and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K/A for the year ended December 31, 2007.

Significant Accounting Policies and Critical Accounting Estimates

Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, they are subject to an inherent degree of uncertainty. As a result, actual results in these areas may differ significantly from our estimates. For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Accounting Policies and Critical Accounting Estimates,” and Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2007. There have been no significant changes in our significant accounting policies or critical accounting estimates during the first six months of 2008.

LEAR CORPORATION

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

Pension and Other Postretirement Benefit Plans

SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R),” requires the measurement of defined benefit plan assets and liabilities as of the annual balance sheet date beginning in the fiscal period ending after December 15, 2008. In previous years, we measured our plan assets and liabilities using an early measurement date of September 30, as allowed by the original provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” In the first quarter of 2008, the required adjustment to recognize the net periodic benefit cost for the transition period from October 1, 2007 to December 31, 2007, was determined using the 15-month measurement approach. Under this approach, the net periodic benefit cost was determined for the period from October 1, 2007 to December 31, 2008, and the adjustment for the transition period was calculated on a pro-rata basis. We recorded an after-tax transition adjustment of $7 million as an increase to beginning retained deficit, $1 million as an increase to accumulated other comprehensive income and $6 million as an increase to the net pension and other postretirement liability related accounts in the accompanying condensed consolidated balance sheet as of January 1, 2008.

The Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires the recognition of a liability, in accordance with SFAS No. 106, for endorsement split-dollar life insurance arrangements that provide postretirement benefits. This EITF is effective for the fiscal period beginning after December 15, 2007. In accordance with the EITF’s transition provisions, we recorded approximately $5 million as a cumulative effect of a change in accounting principle as of January 1, 2008. The cumulative effect adjustment was recorded as an increase to beginning retained deficit and an increase to other long-term liabilities in the accompanying condensed consolidated balance sheet as of January 1, 2008. In addition, we expect to record additional postretirement benefit expenses of less than $1 million in 2008 associated with the adoption of this EITF.

Business Combinations and Noncontrolling Interests

The FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” This statement significantly changes the financial accounting for and reporting of business combination transactions. The provisions of this statement are to be applied prospectively to business combination transactions in the first annual reporting period beginning on or after December 15, 2008. We will evaluate the impact of this statement on future business combinations.

The FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests in subsidiaries. This statement requires the reporting of all noncontrolling interests as a separate component of stockholders’ equity, the reporting of consolidated net income as the amount attributable to both the parent and the noncontrolling interests and the separate disclosure of net income attributable to the parent and to the noncontrolling interests. In addition, this statement provides accounting and reporting guidance related to changes in noncontrolling ownership interests. With the exception of the reporting requirements described above which require retrospective application, the provisions of SFAS No. 160 are to be applied prospectively in the first annual reporting period beginning on or after December 15, 2008. As of June 28, 2008 and December 31, 2007, noncontrolling interests of $35 million and $27 million, respectively, are recorded in other long-term liabilities in the accompanying condensed consolidated balance sheets. Net income attributable to noncontrolling interests of $7 million and $11 million in the three and six months ended June 28, 2008, respectively, and $7 million and $17 million in the three and six months ended June 30, 2007, respectively, are recorded in other expense, net in the accompanying condensed consolidated statements of income.

LEAR CORPORATION

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

Hierarchy of Generally Accepted Accounting Principles

The FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the accounting principles to be used in the preparation of financial statements presented in conformity with generally accepted accounting principles in the United States. This statement is effective sixty days after approval by the Securities and Exchange Commission. We do not expect the effects of adoption to be significant.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. The words “will,” “may,” “designed to,” “outlook,” “believes,” “should,” “anticipates,” “plans,” “expects,” “intends,” “estimates” and similar expressions identify these forward-looking statements. All statements contained or incorporated in this Report which address operating performance, events or developments that we expect or anticipate may occur in the future, including statements related to business opportunities, awarded sales contracts, sales backlog and on-going commercial arrangements or statements expressing views about future operating results, are forward-looking statements. Important factors, risks and uncertainties that may cause actual results to differ from those expressed in our forward-looking statements include, but are not limited to:

•	general economic conditions in the markets in which we operate, including changes in interest rates or currency exchange rates;

•	the financial condition of our customers or suppliers;

•	changes in actual industry vehicle production levels from our current estimates;

•	fluctuations in the production of vehicles for which we are a supplier;

•

the loss of business with respect to, or the lack of commercial success of, a vehicle model for which we are a significant supplier, including declines in sales of full-size pickup trucks and large sport utility vehicles;

•	disruptions in the relationships with our suppliers;

•	labor disputes involving us or our significant customers or suppliers or that otherwise affect us;

•	our ability to achieve cost reductions that offset or exceed customer-mandated selling price reductions;

•	the outcome of customer productivity negotiations;

•	the impact and timing of program launch costs;

•	the costs, timing and success of restructuring actions;

•	increases in our warranty or product liability costs;

•	risks associated with conducting business in foreign countries;

•	competitive conditions impacting our key customers and suppliers;

•	the cost and availability of raw materials and energy;

•	our ability to mitigate increases in raw material, energy and commodity costs;

•	the outcome of legal or regulatory proceedings to which we are or may become a party;

•	unanticipated changes in cash flow, including our ability to align our vendor payment terms with those of our customers;

•	our ability to access capital markets on commercially reasonable terms; and

•	other risks, described in Part II – Item 1A, “Risk Factors,” in our Annual Report on Form 10-K/A for the year ended December 31, 2007, and from time to time in our other SEC filings.

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

(b)	Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 28, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. For a more complete description of our outstanding legal proceedings, see Note 15, “Legal and Other Contingencies,” to the accompanying condensed consolidated financial statements and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K/A for the year ended December 31, 2007.

ITEM 1A — RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2007.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As discussed in Part I – Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capitalization – Common Stock Repurchase Program,” in February 2008, our Board of Directors authorized a common stock repurchase program which modified our previous common stock repurchase program, approved in November 2007, to permit the repurchase of up to 3,000,000 shares of our common stock through February 14, 2010. The common stock repurchase program may be suspended or discontinued at any time. A summary of the shares of our common stock repurchased during the quarter ended June 28, 2008, is shown below:

LEAR CORPORATION

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Program
March 30, 2008 through April 26, 2008	—	—	—	2,784,042
April 27, 2008 through May 24, 2008	—	—	—	2,784,042
May 25, 2008 through June 28, 2008	—	—	—	2,784,042

Total	—	—	—	2,784,042

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)

The 2008 Annual Meeting of Stockholders of Lear Corporation was held on May 8, 2008. At the meeting, the following matters were submitted to a vote of the stockholders of Lear Corporation. There were no broker non-votes in matters (1) and (2) described below. An independent inspector of elections was engaged to tabulate stockholder votes.

	(1)	The election of three directors to hold office until the 2009 Annual Meeting of Stockholders. The vote with respect to each nominee was as follows:

Nominee	For	Withheld

Vincent J. Intrieri	57,738,512	10,452,140
Conrad L. Mallett, Jr.	39,383,994	28,806,657
Robert E. Rossiter	42,205,747	25,984,891

(2)	The appointment of the firm Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2008.

For	Against	Abstain

67,814,783	321,302	54,565

(3)	The approval of a stockholder proposal to adopt simple majority votes requirements in the Company’s Charter and By- laws.

For	Against	Abstain	Broker Non-Votes

56,271,891	7,503,823	54,416	4,360,521

ITEM 6 — EXHIBITS

The exhibits listed on the “Index to Exhibits” on page 49 are filed with this Form 10-Q or incorporated by reference as set forth below.

LEAR CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION

Dated: August 4, 2008	By:	/s/ Robert E. Rossiter

Robert E. Rossiter
Chairman, Chief Executive Officer and President

	By:	/s/ Matthew J. Simoncini

Matthew J. Simoncini
Senior Vice President and Chief Financial Officer

LEAR CORPORATION

Index to Exhibits

Exhibit Number	Exhibit

* 10.1	Cash-Settled Stock Appreciation Rights Terms and Conditions for James H. Vandenberghe (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 5, 2008).

10.2

Master Contract for the Regular Factoring of Claims á forfeit between Lear Corporation GmbH and Dresdner Bank Aktiengesellschaft in Frankfurt am Main, dated June 20, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 26, 2008).

10.3

Master Contract for the Regular Factoring of Claims á forfeit between Lear Corporation Austria GmbH and Dresdner Bank Aktiengesellschaft in Frankfurt am Main, dated June 20, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 26, 2008).

10.4

Master Contract for the Regular Factoring of Claims á forfeit between Lear Automotive Services (Netherlands) B.V. and Dresdner Bank Aktiengesellschaft in Frankfurt am Main, dated June 20, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 26, 2008).

**10.5

First Amendment, dated as of June 27, 2008, to the Amended and Restated Credit and Guarantee Agreement, dated as of April 25, 2006, among Lear, certain subsidiaries of Lear, the several lenders from time to time parties thereto, the several agents parties thereto and JP Morgan Chase Bank, N.A., as general administrative agent.

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