Form 10-Q
period 2008-09-27
LEAR CORP
filed 2008-11-05
CIK 842162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2008.

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2008, the number of shares outstanding of the registrant’s common stock was 77,163,266 shares.

LEAR CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 27, 2008

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

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 27,	December 31,
	2008	2007
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$523.2	$601.3
Accounts receivable	1,985.8	2,147.6
Inventories	682.3	605.5
Other	452.0	363.6

Total current assets	3,643.3	3,718.0

LONG-TERM ASSETS:
Property, plant and equipment, net	1,321.9	1,392.7
Goodwill, net	2,052.4	2,054.0
Other	637.8	635.7

Total long-term assets	4,012.1	4,082.4

	$7,655.4	$7,800.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$30.8	$13.9
Accounts payable and drafts	2,240.0	2,263.8
Accrued liabilities	1,186.1	1,230.1
Current portion of long-term debt	11.8	96.1

Total current liabilities	3,468.7	3,603.9

LONG-TERM LIABILITIES:
Long-term debt	2,297.3	2,344.6
Other	757.8	761.2

Total long-term liabilities	3,055.1	3,105.8

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 150,000,000 shares authorized; 82,549,501 shares and 82,547,651 shares issued as of September 27, 2008 and December 31, 2007, respectively	0.8	0.8
Additional paid-in capital	1,382.0	1,373.3
Common stock held in treasury, 5,396,753 shares as of September 27, 2008, and 5,357,686 shares as of December 31, 2007, at cost	(189.3)	(194.5)
Retained deficit	(130.5)	(116.5)
Accumulated other comprehensive income	68.6	27.6

Total stockholders’ equity	1,131.6	1,090.7

	$7,655.4	$7,800.4

The accompanying notes are an integral part of these condensed consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Net sales	$3,133.5	$3,574.6	$10,970.1	$12,136.0

Cost of sales	3,004.8	3,307.3	10,284.2	11,220.2
Selling, general and administrative expenses	127.8	159.3	416.6	428.6
Divestiture of Interior business	—	(17.1)	—	7.8
Interest expense	46.5	47.5	139.5	150.3
Other expense, net	31.7	17.5	41.8	42.8

Income (loss) before provision for income taxes	(77.3)	60.1	88.0	286.3
Provision for income taxes	20.9	19.1	89.7	71.8

Net income (loss)	$(98.2)	$41.0	$(1.7)	$214.5

Basic net income (loss) per share	$(1.27)	$0.53	$(0.02)	$2.80

Diluted net income (loss) per share	$(1.27)	$0.52	$(0.02)	$2.74

The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine Months Ended
	September 27,	September 29,
	2008	2007

Cash Flows from Operating Activities:
Net income (loss)	$(1.7)	$214.5
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Divestiture of Interior business	—	7.8
Depreciation and amortization	227.5	220.9
Net change in recoverable customer engineering and tooling	(12.4)	23.6
Net change in working capital items	(145.6)	(89.7)
Net change in sold accounts receivable	133.7	(67.3)
Other, net	33.6	(0.3)

Net cash provided by operating activities	235.1	309.5

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(133.8)	(114.1)
Divestiture of Interior business	—	(48.3)
Other, net	(11.5)	(28.8)

Net cash used in investing activities	(145.3)	(191.2)

Cash Flows from Financing Activities:
Primary credit facility repayments, net	(3.0)	(3.0)
Repayment of senior notes	(130.8)	—
Other long-term debt repayments, net	(22.8)	(9.7)
Short-term debt repayments, net	(0.2)	(11.1)
Proceeds from exercise of stock options	—	7.4
Repurchase of common stock	(4.2)	—
Decrease in drafts	(4.1)	(8.4)

Net cash used in financing activities	(165.1)	(24.8)

Effect of foreign currency translation	(2.8)	5.8

Net Change in Cash and Cash Equivalents	(78.1)	99.3
Cash and Cash Equivalents as of Beginning of Period	601.3	502.7

Cash and Cash Equivalents as of End of Period	$523.2	$602.0

Changes in Working Capital Items:
Accounts receivable	$99.8	$(338.2)
Inventories	(74.0)	(44.8)
Accounts payable	(78.6)	113.3
Accrued liabilities and other	(92.8)	180.0

Net change in working capital items	$(145.6)	$(89.7)

Supplementary Disclosure:
Cash paid for interest	$120.1	$140.7

Cash paid for income taxes	$82.0	$74.7

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
Certain amounts in the prior period’s financial statements have been reclassified to conform to the presentation used in the quarter ended September 27, 2008.
(2) Divestiture of Interior Business
On March 31, 2007, the Company completed the transfer of substantially all of the assets of the Company’s North American interior business (as well as its interests in two China joint ventures and $27.4 million of cash) to International Automotive Components Group North America, Inc. and International Automotive Components Group North America, LLC (together, “IAC North America”). In connection with this transaction, the Company recorded a loss on divestiture of interior business of $611.5 million, of which $4.6 million was recognized in 2007 ($1.5 million in the first nine months of 2007) and $606.9 million was recognized in 2006. The Company also recognized additional costs related to the divestiture, including $7.5 million recorded as cost of sales and $2.5 million recorded as selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the nine months ended September 29, 2007.
The divestiture of the Company’s North American interior business substantially completed the disposition of the Company’s interior business. In 2006, the Company completed the contribution of substantially all of its European interior business to International Automotive Components Group, LLC (“IAC Europe”), in exchange for a one-third equity interest in IAC Europe. In connection with this transaction, the Company recorded a loss on divestiture of interior business of $35.2 million, of which $6.1 million was recognized in 2007 ($6.3 million in the first nine months of 2007) and $29.1 million was recognized in 2006.
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
In 2008, the Company expects to incur restructuring and related manufacturing inefficiency costs of approximately $150 million. In light of current industry conditions and recent customer announcements in North America, the Company expects restructuring and related investments of approximately $100 million in 2009. Restructuring and related manufacturing inefficiency costs include employee termination benefits, asset impairment charges and contract termination costs, as well as other incremental costs resulting from the restructuring actions. These incremental costs principally include equipment and personnel relocation costs. The Company also expects to incur incremental manufacturing inefficiency costs at the operating locations impacted by the restructuring actions during the related restructuring implementation period. Restructuring costs are recognized in the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States. Generally, charges are recorded as elements of the restructuring strategy are finalized.
In connection with the Company’s prior restructuring actions and current activities, the Company recorded restructuring charges of $114.0 million in the first nine months of 2008, including $96.1 million recorded as cost of sales, $17.3 million recorded as selling, general and administrative expenses and $0.6 million recorded as other expense, net. The 2008 charges consist of employee termination benefits of $91.0 million, fixed asset impairment charges of $4.5 million, contract termination costs of $3.3 million and other related costs of $15.2 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations. Asset impairment charges relate to the disposal of machinery and equipment with carrying values of $4.5 million in excess of related estimated fair values. Contract termination costs include lease cancellation costs of

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
$1.0 million, pension benefit curtailment charges of $2.5 million, a reduction in previously recorded repayments of various government-sponsored grants of ($1.6) million and various other costs of $1.4 million.
A summary of 2008 charges, excluding pension benefit curtailment charges of $0.1 million, related to prior restructuring actions is shown below (in millions):

	Accrual as of	2008	Utilization		Accrual as of
	December 31, 2007	Charges	Cash	Non-cash	September 27, 2008

Employee termination benefits	$68.7	$21.9	$(66.4)	$—	$24.2
Asset impairments	—	3.4	—	(3.4)	—
Contract termination costs (credits)	5.9	(0.5)	—	—	5.4
Other related costs	—	9.8	(9.8)	—	—

Total	$74.6	$34.6	$(76.2)	$(3.4)	$29.6

A summary of 2008 charges, excluding pension benefit curtailment charges of $2.4 million, related to 2008 activities is shown below (in millions):

	2008	Utilization		Accrual as of
	Charges	Cash	Non-cash	September 27, 2008

Employee termination benefits	$69.1	$(41.2)	$—	$27.9
Asset impairments	1.1	—	(1.1)	—
Contract termination costs	1.3	(0.1)	—	1.2
Other related costs	5.4	(5.4)	—	—

Total	$76.9	$(46.7)	$(1.1)	$29.1

(4) Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. A summary of inventories is shown below (in millions):

	September 27,	December 31,
	2008	2007

Raw materials	$498.6	$463.9
Work-in-process	43.0	37.5
Finished goods	140.7	104.1

Inventories	$682.3	$605.5

(5) Property, Plant and Equipment
Property, plant and equipment is stated at cost. Depreciable property is depreciated over the estimated useful lives of the assets, principally using the straight-line method. A summary of property, plant and equipment is shown below (in millions):

	September 27,	December 31,
	2008	2007

Land	$147.0	$138.8
Buildings and improvements	639.2	619.9
Machinery and equipment	2,139.6	2,055.2
Construction in progress	5.2	6.9

Total property, plant and equipment	2,931.0	2,820.8
Less — accumulated depreciation	(1,609.1)	(1,428.1)

Net property, plant and equipment	$1,321.9	$1,392.7

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Depreciation expense was $74.3 million and $69.3 million in the three months ended September 27, 2008 and September 29, 2007, respectively, and $223.4 million and $217.0 million in the nine months ended September 27, 2008 and September 29, 2007, respectively.
Costs associated with the repair and maintenance of the Company’s property, plant and equipment are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency or safety of the Company’s property, plant and equipment are capitalized and depreciated over the remaining life of the related asset.
(6) Goodwill
A summary of the changes in the carrying amount of goodwill, by reportable operating segment, for the nine months ended September 27, 2008, is shown below (in millions):

		Electrical and
	Seating	Electronic	Total
Balance as of January 1, 2008	$1,097.5	$956.5	$2,054.0
Foreign currency translation and other	7.5	(9.1)	(1.6)

Balance as of September 27, 2008	$1,105.0	$947.4	$2,052.4

(7) Long-Term Debt
A summary of long-term debt and the related weighted average interest rates, including the effect of hedging activities described in Note 17, “Financial Instruments,” is shown below (in millions):

	September 27, 2008		December 31, 2007
		Weighted Average		Weighted Average
	Long-Term Debt	Interest Rate	Long-Term Debt	Interest Rate
Primary Credit Facility	$988.0	6.60%	$991.0	7.61%
8.50% Senior Notes, due 2013	300.0	8.50%	300.0	8.50%
8.75% Senior Notes, due 2016	600.0	8.75%	600.0	8.75%
5.75% Senior Notes, due 2014	399.5	5.64%	399.4	5.64%
8.125% Euro-denominated Senior Notes, due 2008	—	N/A	81.0	8.125%
8.11% Senior Notes, due 2009	—	N/A	41.4	8.11%
Zero-coupon Convertible Senior Notes, due 2022	0.8	4.75%	0.8	4.75%
Other	20.8	6.44%	27.1	7.04%

	2,309.1		2,440.7
Current portion	(11.8)		(96.1)

Long-term debt	$2,297.3		$2,344.6

Primary Credit Facility
On July 3, 2008, the Company amended its existing primary credit facility (“amended primary credit facility”) to, among other things, extend certain of the revolving credit commitments thereunder from March 23, 2010 to January 31, 2012. The extension was offered to each revolving lender, and lenders consenting to the amendment had their revolving credit commitments reduced by 33.33% on July 11, 2008. After giving effect to the amendment, the Company had outstanding approximately $1.3 billion of revolving credit commitments, $467.5 million of which mature on March 23, 2010, and $821.7 million of which mature on January 31, 2012. The amended primary credit facility provides for multicurrency borrowings in a maximum aggregate amount of $400 million, Canadian borrowings in a maximum aggregate amount of $100 million and swing-line borrowings in a maximum aggregate amount of $200 million, the commitments for which are part of the aggregate amended revolving credit commitments. The amendment had no effect on the Company’s $1.0 billion term loan facility issued under the prior primary credit facility, which continues to have a maturity date of April 25, 2012. As of September 27, 2008 and December 31, 2007, the Company had $988.0 million and $991.0 million, respectively, in borrowings outstanding under the term loan facility, with no additional availability, and there were no amounts outstanding under the revolving credit facility. In October 2008, the Company elected to borrow $400 million under the revolving credit facility to protect against possible short-term disruptions in the credit markets.
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
The amended primary credit facility contains certain affirmative and negative covenants, including (i) limitations on fundamental changes involving the Company or its subsidiaries, asset sales and restricted payments, (ii) a limitation on indebtedness with a maturity shorter than the term loan facility, (iii) a limitation on aggregate subsidiary indebtedness to an amount which is no more than 5% of consolidated total assets, (iv) a limitation on aggregate secured indebtedness to an amount which is no more than $100 million and (v) requirements that the Company maintains a leverage coverage ratio of not more than 3.50 to 1, as of September 27, 2008, with decreases over time and an interest coverage ratio of not less than 2.75 to 1, as of September 27, 2008, with increases over time. As of December 31, 2008, the required leverage coverage ratio covenant will decrease to 3.25 to 1 and the required interest coverage ratio covenant will increase to 3.00 to 1. The amended primary credit facility also contains customary events of default, including an event of default triggered by a change of control of the Company.
The leverage and interest coverage ratios, as well as the related components of their computation, are defined in the amended primary credit facility. The leverage coverage ratio is calculated as the ratio of consolidated indebtedness to the credit facility-operating earnings measure. For the purpose of the covenant calculation, (i) consolidated indebtedness is generally defined as reported debt, net of cash and cash equivalents up to $700 million and certain secured borrowings and excluding transactions related to the Company’s asset-backed securitization and factoring facilities and (ii) the credit facility-operating earnings measure is generally defined as net income (loss) excluding income taxes, interest expense, depreciation and amortization expense, other income and expense, minority interests in income of subsidiaries in excess of net equity earnings in affiliates, certain historical restructuring and other non-recurring charges, extraordinary gains and losses and other specified non-cash items. The credit facility-operating earnings measure is a non-GAAP financial measure that is presented not as a measure of operating results but rather as a measure used to determine covenant compliance under the Company’s amended primary credit facility. The interest coverage ratio is calculated as the ratio of the credit facility-operating earnings measure to consolidated interest expense. For the purpose of the covenant calculation, consolidated interest expense is generally defined as interest expense plus any discounts or expenses related to the Company’s asset-backed securitization facility less amortization of deferred financing fees, interest income and bank facility and other fees. As of September 27, 2008, the Company was in compliance with all covenants set forth in its amended primary credit facility. The Company’s leverage and interest coverage ratios were 2.5 to 1 and 4.1 to 1, respectively.
Reconciliations of (i) consolidated indebtedness to reported debt, (ii) the credit facility-operating earnings measure to income (loss) before provision for income taxes and (iii) consolidated interest expense to reported interest expense are shown below (in millions):

September 27,
2008
Consolidated indebtedness	$1,799.1
Certain secured borrowings	17.6
Cash and cash equivalents (subject to $700 million limitation)	523.2

Reported debt	$2,339.9

	Three Months	Nine Months
	Ended	Ended
	September 27, 2008	September 27, 2008

Credit facility-operating earnings measure	$87.9	$531.6
Depreciation and amortization	(75.6)	(227.5)
Consolidated interest expense	(41.5)	(127.9)
Other expense, net (excluding certain amounts related to the asset-backed securitization facility)	(31.7)	(41.5)
Non-cash asset impairment charges	(1.2)	(4.5)
Non-cash stock-based compensation expense	(5.7)	(15.3)
Other postretirement net periodic benefit cost	(6.1)	(18.4)
License fees	(0.2)	(1.0)
Amortization of deferred financing fees	(3.2)	(7.5)

Income (loss) before provision for income taxes	$(77.3)	$88.0

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months	Nine Months
	Ended	Ended
	September 27, 2008	September 27, 2008
Consolidated interest expense	$41.5	$127.9
Certain amounts related to the asset-backed securitization facility	—	(0.3)
Amortization of deferred financing fees	3.2	7.5
Bank facility and other fees	1.8	4.4

Reported interest expense	$46.5	$139.5

Senior Notes
All of the Company’s senior notes are guaranteed by the same subsidiaries that guarantee its amended primary credit facility. In the event that any such subsidiary ceases to be a guarantor under the amended primary credit facility, such subsidiary will be released as a guarantor of the senior notes. The Company’s obligations under the senior notes are not secured by the pledge of the assets or capital stock of any of its subsidiaries.
With the exception of the Company’s zero-coupon convertible senior notes, the Company’s senior notes contain covenants restricting the ability of the Company and its subsidiaries to incur liens and to enter into sale and leaseback transactions. As of September 27, 2008, the Company was in compliance with all covenants and other requirements set forth in its senior notes.
The senior notes due 2013 and 2016 (having an aggregate principal amount outstanding of $900 million as of September 27, 2008) provide holders of the notes the right to require the Company to repurchase all or any part of their notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a “change of control” (as defined in the indenture governing the notes). The indentures governing the Company’s other senior notes do not contain a change of control repurchase obligation.
The Company repaid €55.6 million ($87.0 million) aggregate principal amount of senior notes on April 1, 2008, the maturity date. In connection with the amendment of the its primary credit facility discussed above, on August 4, 2008, the Company redeemed its senior notes due 2009, with an aggregate principal amount of $41.4 million, for a purchase price of $43.8 million, including fees and accrued interest. The Company recognized a loss on the extinguishment of the 2009 notes of $1.7 million, which is included in other expense, net in the condensed consolidated statements of operations for the three and nine months ended September 27, 2008.
(8) Pension and Other Postretirement Benefit Plans
Net Periodic Benefit Cost
The components of the Company’s net periodic benefit (gain) cost are shown below (in millions):

	Pension		Other Postretirement
	Three Months Ended		Three Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Service cost	$4.1	$6.2	$1.8	$2.7
Interest cost	12.9	14.5	4.0	3.9
Expected return on plan assets	(14.8)	(15.9)	—	—
Amortization of actuarial loss	0.1	0.9	0.8	0.9
Amortization of transition obligation	—	—	0.2	0.2
Amortization of prior service (credit) cost	1.8	1.2	(0.9)	(0.9)
Special termination benefits	—	—	0.2	0.1
Curtailment loss, net	1.6	0.5	—	—

Net periodic benefit cost	$5.7	$7.4	$6.1	$6.9

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Pension		Other Postretirement
	Nine Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Service cost	$12.8	$20.0	$5.8	$8.2
Interest cost	37.4	32.2	11.7	11.3
Expected return on plan assets	(42.6)	(33.6)	—	—
Amortization of actuarial loss	0.3	2.4	2.6	3.2
Amortization of transition (asset) obligation	(0.1)	(0.1)	0.6	0.7
Amortization of prior service (credit) cost	5.3	3.5	(2.7)	(2.7)
Special termination benefits	2.8	4.8	0.4	1.0
Settlement loss	1.0	—	—	—
Curtailment (gain) loss, net	2.6	(32.2)	—	(13.2)

Net periodic benefit (gain) cost	$19.5	$(3.0)	$18.4	$8.5

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
Contributions
Employer contributions to the Company’s domestic and foreign pension plans for the nine months ended September 27, 2008, were approximately $20.8 million, in aggregate. The Company expects to contribute an additional $10 million, in aggregate, to its domestic and foreign pension plans in 2008.
Effective January 1, 2007, the Company established a new defined contribution retirement program for its salaried employees in conjunction with the freeze of its U.S. salaried defined benefit pension plan. Contributions to this program are determined as a percentage of each covered employee’s eligible compensation and are expected to be approximately $12 million in 2008.
Adoption of Accounting Pronouncements
Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R),” requires the measurement of defined benefit plan assets and liabilities as of the annual balance sheet date beginning in the fiscal period ending after December 15, 2008. In previous years, the Company measured its plan assets and liabilities using an early measurement date of September 30, as allowed by the original provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” In the first quarter of 2008, the required adjustment to recognize the net periodic benefit cost for the transition period from October 1, 2007 to December 31, 2007, was determined using the 15-month measurement approach. Under this approach, the net periodic benefit cost was determined for the period from October 1, 2007 to December 31, 2008, and the adjustment for the transition period was calculated on a pro-rata basis. The Company recorded an after-tax transition adjustment of $7.0 million as an increase to beginning retained deficit, $1.0 million as an increase to accumulated other comprehensive income and $6.0 million as an increase to the net pension and other postretirement liability related accounts in the accompanying condensed consolidated balance sheet as of September 27, 2008.
The Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires the recognition of a liability, in accordance with SFAS No. 106, for endorsement split-dollar life insurance arrangements that provide postretirement benefits. This EITF is effective for the fiscal period beginning after December 15, 2007. In accordance with the EITF’s transition provisions, the Company recorded $5.3 million as a cumulative effect of a change in accounting principle as of January 1, 2008. The cumulative effect adjustment was recorded as an increase to beginning retained deficit and an increase to other long-term liabilities in the accompanying condensed consolidated balance sheet as of September 27, 2008. In addition, the Company expects to record additional postretirement benefit expenses of $0.3 million in 2008 associated with the adoption of this EITF.

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
(10) Other Expense, Net
Other expense, net includes non-income related taxes, foreign exchange gains and losses, discounts and expenses associated with the Company’s asset-backed securitization and factoring facilities, gains and losses related to derivative instruments and hedging activities, minority interests in consolidated subsidiaries, equity in net income (loss) of affiliates, gains and losses on the sales of assets and other miscellaneous income and expense. A summary of other expense, net is shown below (in millions):

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Other expense	$32.2	$18.0	$54.5	$58.3
Other income	(0.5)	(0.5)	(12.7)	(15.5)

Other expense, net	$31.7	$17.5	$41.8	$42.8

For the three months ended September 27, 2008, other expense includes minority interests in consolidated subsidiaries of $5.8 million, foreign exchange losses of $4.3 million and losses related to derivative instruments and hedging activities of $4.1 million. For the three months ended September 29, 2007, other expense includes minority interests in consolidated subsidiaries of $6.4 million. For the nine months ended September 27, 2008, other expense includes minority interests in consolidated subsidiaries of $16.3 million and foreign exchange losses of $12.4 million. For the nine months ended September 29, 2007, other expense includes minority interests in consolidated subsidiaries of $19.8 million and a loss related to the acquisition of the minority interest in a consolidated subsidiary of $3.9 million. In addition, a loss on the extinguishment of debt of $1.7 million is reflected in other expense for the three and nine months ended September 27, 2008. For the nine months ended September 27, 2008 and September 29, 2007, other income includes equity in net income of affiliates of $6.8 million and $12.0 million, respectively.
(11) Income Taxes
The provision for income taxes was $20.9 million and $19.1 million in the three months ended September 27, 2008 and September 29, 2007, respectively, and $89.7 million and $71.8 million in the nine months ended September 27, 2008 and September 29, 2007, respectively. The effective tax rate was negative 27.0% and 31.8% for the three months ended September 27, 2008 and September 29, 2007, respectively, and 101.9% and 25.1% for the nine months ended September 27, 2008 and September 29, 2007, respectively.
The provision for income taxes in the first nine months of 2008 was impacted by a portion of the Company’s restructuring charges, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. The provision was also impacted by a tax benefit of $8.7 million, including interest, related to a reduction in recorded tax reserves, a tax benefit of $17.5 million related to the reversal of a valuation allowance in a European subsidiary and tax expense of $22.2 million related to the establishment of a valuation allowance in another European subsidiary. Excluding these items, the effective tax rate in the first nine months of 2008 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, foreign and U.S. valuation allowances, tax credits, income tax incentives and other permanent items.
The provision for income taxes in the first nine months of 2007 was impacted by costs of $17.8 million related to the divestiture of the Company’s interior business, a significant portion of which provided no tax benefit as they were incurred in the United States. The provision was also impacted by a portion of the Company’s restructuring charges and costs related to an Agreement and Plan of Merger, as amended (the “AREP merger agreement”), with AREP Car Holdings Corp. and AREP Car Acquisition Corp. (subsequently terminated in the third quarter of 2007), for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. This was offset by the impact of the U.S. salaried pension plan curtailment gain of $36.4 million, for which no tax expense was provided as it was incurred in the United States, the impact of a tax benefit of $12.5 million related to a reversal of a valuation allowance in a European subsidiary and the impact of a tax benefit of $17.4 million related to a tax rate change in Germany.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
The Company operates in multiple jurisdictions throughout the world, and its tax returns are periodically audited or subject to review by both domestic and foreign tax authorities. As a result of the conclusion of current examinations and the expiration of the statute of limitations, the Company decreased the amount of its unrecognized tax benefits by $32.9 million, of which $5.9 million impacted the effective tax rate in the three and nine months ended September 27, 2008. During the next twelve months, it is reasonably possible that, as a result of audit settlements, the conclusion of current examinations and the expiration of the statute of limitations in several jurisdictions, the Company could decrease the amount of its gross unrecognized tax benefits by $13.8 million, of which $11.0 million, if recognized, would impact the Company’s effective tax rate. The gross unrecognized tax benefits subject to potential decrease involve issues related to transfer pricing, tax credits and various other tax items in several jurisdictions.
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

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Weighted average common shares outstanding	77,158,605	77,025,618	77,230,170	76,706,904
Dilutive effect of common stock equivalents	—	1,409,647	—	1,499,172

Diluted shares outstanding	77,158,605	78,435,265	77,230,170	78,206,076

The shares issuable upon conversion of the Company’s outstanding zero-coupon convertible debt and the effect of certain common stock equivalents, including options, restricted stock units, performance units and stock appreciation rights, were excluded from the computation of diluted shares outstanding for the three and nine months ended September 27, 2008 and September 29, 2007, as inclusion would have resulted in antidilution. A summary of these options and their exercise prices, as well as these restricted stock units, performance units and stock appreciation rights, is shown below:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Options
Antidilutive options	1,302,730	1,826,280	1,302,730	1,826,280
Exercise price	$22.12 — $55.33	$35.93 — $55.33	$22.12 — $55.33	$35.93 — $55.33
Restricted stock units	1,455,475	—	1,455,475	—
Performance units	193,952	—	193,952	—
Stock appreciation rights	1,969,280	639,765	1,969,280	639,765
(13) Comprehensive Income (Loss)
Comprehensive income (loss) is defined as all changes in the Company’s net assets except changes resulting from transactions with stockholders. It differs from net income (loss) in that certain items currently recorded in equity are included in comprehensive income (loss). A summary of comprehensive income (loss) is shown below (in millions):

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Net income (loss)	$(98.2)	$41.0	$(1.7)	$214.5
Other comprehensive income (loss):
Derivative instruments and hedging activities	(13.6)	(9.7)	1.6	(7.5)
Defined benefit plan adjustments	3.5	2.6	9.5	8.0
Foreign currency translation adjustment	(62.8)	46.0	28.9	57.4

Other comprehensive income (loss)	(72.9)	38.9	40.0	57.9

Comprehensive income (loss)	$(171.1)	$79.9	$38.3	$272.4

(14) Pre-Production Costs Related to Long-Term Supply Agreements
The Company incurs pre-production engineering, research and development (“ER&D”) and tooling costs related to the products produced for its customers under long-term supply agreements. The Company expenses all pre-production ER&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, the Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which the customer has not provided a non-cancelable right to use the tooling. During the first nine months of 2008 and 2007, the Company capitalized $101.9 million and $72.4 million, respectively, of pre-production ER&D costs for which reimbursement is contractually guaranteed by the customer. In addition, during the first nine months of 2008 and 2007, the Company capitalized $107.9 million and $131.0 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying condensed consolidated balance sheets. During the nine months ended September 27, 2008 and September 29, 2007, the Company collected $212.6 million and $224.5 million, respectively, of cash related to ER&D and tooling costs.
During the first nine months of 2008 and 2007, the Company did not capitalize any Company-owned tooling. Amounts capitalized as Company-owned tooling are included in property, plant and equipment, net in the accompanying condensed consolidated balance sheets.
The classification of recoverable customer engineering and tooling is shown below (in millions):

	September 27,	December 31,
	2008	2007

Current	$90.2	$73.0
Long-term	90.1	94.5

Recoverable customer engineering and tooling	$180.3	$167.5

Gains and losses related to ER&D and tooling projects are reviewed on an aggregated program basis. Net gains on projects are deferred and recognized over the life of the long-term supply agreement. Net losses on projects are recognized as costs are incurred.
(15) Legal and Other Contingencies
As of September 27, 2008 and December 31, 2007, the Company had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $30.9 million and $37.5 million, respectively. Such reserves reflect amounts recognized in accordance with accounting principles generally accepted in the United States and typically exclude the cost of legal representation. Product warranty liabilities are recorded separately from legal liabilities, as described below.
Commercial Disputes
The Company is involved from time to time in legal proceedings and claims, including, without limitation, commercial or contractual disputes with its suppliers, competitors and customers. These disputes vary in nature and are usually resolved by negotiations between the parties.
On January 26, 2004, the Company filed a patent infringement lawsuit against Johnson Controls Inc. and Johnson Controls Interiors LLC (together, “JCI”) in the U.S. District Court for the Eastern District of Michigan alleging that JCI’s garage door opener products

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
infringed certain of the Company’s radio frequency transmitter patents. The Company is seeking a declaration that JCI infringes its patents, to enjoin JCI from further infringing those patents by making, selling or offering to sell its garage door opener products and an award of compensatory damages, attorney fees and costs. JCI counterclaimed seeking a declaratory judgment that the subject patents are invalid and unenforceable, and that JCI is not infringing these patents and an award of attorney fees and costs. JCI also has filed motions for summary judgment asserting that its garage door opener products do not infringe the Company’s patents and that one of the Company’s patents is invalid and unenforceable. The Company is pursuing its claims against JCI. On November 2, 2007, the court issued an opinion and order granting, in part, and denying, in part, JCI’s motion for summary judgment on one of the Company’s patents. The court found that JCI’s product does not literally infringe the patent, however, there are issues of fact that precluded a finding as to whether JCI’s product infringes under the doctrine of equivalents. The court also ruled that one of the claims the Company has asserted is invalid. Finally, the court denied JCI’s motion to hold the patent unenforceable. The opinion and order does not address the other two patents involved in the lawsuit and JCI’s motion for summary judgment has not yet been subject to a court hearing. On May 22, 2008, JCI filed a motion seeking reconsideration of the court’s ruling of November 2, 2007. On June 9, 2008, the Company filed its opposition to this motion and, on June 23, 2008, JCI filed its reply brief. A trial date has not been scheduled.
On June 13, 2005, The Chamberlain Group (“Chamberlain”) filed a lawsuit against the Company and Ford Motor Company (“Ford”) in the Northern District of Illinois alleging patent infringement. Two counts were asserted against the Company and Ford based upon two Chamberlain rolling-code garage door opener system patents. Two additional counts were asserted against Ford only (not the Company) based upon different Chamberlain patents. The Chamberlain lawsuit was filed in connection with the marketing of the Company’s universal garage door opener system, which competes with a product offered by JCI. JCI obtained technology from Chamberlain to operate its product. In October 2005, Chamberlain filed an amended complaint and joined JCI as a plaintiff. The Company answered and filed a counterclaim seeking a declaration that the patents were not infringed and were invalid, as well as attorney fees and costs. In October 2006, Ford was dismissed from the suit. Chamberlain and JCI seek a declaration that the Company infringes Chamberlain’s patents and an order enjoining the Company from making, selling or attempting to sell products which, they allege, infringe Chamberlain’s patents, as well as compensatory damages and attorney fees and costs. JCI and Chamberlain filed a motion for a preliminary injunction, and on March 30, 2007, the court issued a decision granting plaintiffs’ motion for a preliminary injunction but did not enter an injunction at that time. In response, the Company filed a motion seeking to stay the effectiveness of any injunction that may be entered and General Motors Corporation (“GM”) moved to intervene. On April 25, 2007, the court granted GM’s motion to intervene, entered a preliminary injunction order that exempts the Company’s existing GM programs and denied the Company’s motion to stay the effectiveness of the preliminary injunction order pending appeal. On April 27, 2007, the Company filed its notice of appeal from the granting of the preliminary injunction and the denial of its motion to stay its effectiveness. On May 7, 2007, the Company filed a motion for stay with the Federal Circuit Court of Appeals, which the court denied on June 6, 2007. On February 19, 2008, the Federal Circuit Court of Appeals issued a decision in the Company’s favor that vacated the preliminary injunction and reversed the district court’s interpretation of a key claim term. A petition by JCI for a rehearing on the matter was denied on April 10, 2008. The case is now remanded to the district court. The Company has moved for summary judgment, and limited discovery on the Company’s motion occurred in July and August 2008. On August 18, 2008 and August 15, 2008, respectively, Chamberlain and JCI moved to extend the briefing schedule and to compel additional discovery from the Company. The court extended the briefing schedule. The parties are awaiting a ruling by the district court on the motion to compel discovery and the Company’s motion for summary judgment. On August 12, 2008, a new patent was issued to Chamberlain relating to the same technology as the patents disputed in this lawsuit. On August 19, 2008, JCI and Chamberlain filed a second amended complaint against the Company alleging patent infringement with respect to the new patent and seeking the same types of relief. The Company has filed an answer and counterclaim seeking a declaration that its products are non-infringing and that the new patent is invalid and unenforceable due to inequitable conduct, as well as attorney fees and costs. The Company intends to continue to vigorously defend this matter.
On September 12, 2008, a consultant that the Company retained filed an arbitration action against the Company seeking royalties under the parties’ Joint Development Agreement (“JDA”) for the Company’s sales of its garage door opener products. The Company denies that it owes the consultant any royalty payments under the JDA. No dates have been set in this matter, and the Company intends to vigorously defend this matter.
Product Liability Matters
In the event that use of the Company’s products results in, or is alleged to result in, bodily injury and/or property damage or other losses, the Company may be subject to product liability lawsuits and other claims. Such lawsuits generally seek compensatory damages, punitive damages and attorney fees and costs. In addition, the Company is a party to warranty-sharing and other agreements with its customers relating to its products. These customers may pursue claims against the Company for contribution of all or a

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
portion of the amounts sought in connection with product liability and warranty claims. The Company can provide no assurances that it will not experience material claims in the future or that it will not incur significant costs to defend such claims. In addition, if any of the Company’s products are, or are alleged to be, defective, the Company may be required or requested by its customers to participate in a recall or other corrective action involving such products. Certain of the Company’s customers have asserted claims against the Company for costs related to recalls or other corrective actions involving its products. In certain instances, the allegedly defective products were supplied by tier II suppliers against whom the Company has sought or will seek contribution. The Company carries insurance for certain legal matters, including product liability claims, but such coverage may be limited. The Company does not maintain insurance for product warranty or recall matters.
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
A summary of the changes in product warranty liabilities for the nine months ended September 27, 2008, is shown below (in millions):

Balance as of January 1, 2008	$40.7
Expense, net	1.1
Settlements	(10.1)
Foreign currency translation and other	0.2

Balance as of September 27, 2008	$31.9

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
As of September 27, 2008 and December 31, 2007, the Company had recorded reserves for environmental matters of $2.9 million and $2.7 million, respectively. While the Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse effect on its business, consolidated financial position, results of operations or cash flows, no assurances can be given in this regard.
Other Matters
In April 2006, a former employee of the Company filed a purported class action lawsuit in the U.S. District Court for the Eastern District of Michigan against the Company, members of its Board of Directors, members of its Employee Benefits Committee (the “EBC”) and certain members of its human resources personnel alleging violations of the Employment Retirement Income Security Act (“ERISA”) with respect to the Company’s retirement savings plans for salaried and hourly employees. In the second quarter of 2006, the Company was served with three additional purported class action ERISA lawsuits, each of which contained similar allegations against the Company, members of its Board of Directors, members of its EBC and certain members of its senior management and its human resources personnel. At the end of the second quarter of 2006, the court entered an order consolidating these four lawsuits as In re: Lear Corp. ERISA Litigation. During the third quarter of 2006, plaintiffs filed their consolidated complaint, which alleges breaches of fiduciary duties substantially similar to those alleged in the four individually filed lawsuits. The consolidated complaint continues to name certain current and former members of the Board of Directors and the EBC and certain members of senior management and adds certain other current and former members of the EBC. The consolidated complaint

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
generally alleges that the defendants breached their fiduciary duties to plan participants in connection with the administration of the Company’s retirement savings plans for salaried and hourly employees. The fiduciary duty claims are largely based on allegations of breaches of the fiduciary duties of prudence and loyalty and of over-concentration of plan assets in the Company’s common stock. The plaintiffs purport to bring these claims on behalf of the plans and all persons who were participants in or beneficiaries of the plans from October 21, 2004, to the present. The consolidated complaint seeks a declaration that defendants breached their fiduciary duties and an order compelling defendants to restore to the plans all losses resulting from defendants’ alleged breach of those duties, as well as actual damages, attorney fees and costs. The consolidated complaint does not specify the amount of damages sought. During the fourth quarter of 2006, the defendants filed a motion to dismiss all defendants and all counts in the consolidated complaint. During the second quarter of 2007, the court denied defendants’ motion to dismiss and defendants’ answer to the consolidated complaint was filed in August 2007. On August 8, 2007, the court ordered that discovery be completed by April 30, 2008. During the first quarter of 2008, the parties exchanged written discovery requests, the defendants filed with the court a motion to compel plaintiffs to provide more complete discovery responses, which was granted in part and denied in part, and the plaintiffs filed their motion for class certification. In mid-April 2008, the parties entered into an agreement to stay all matters pending mediation. The mediation took place on May 12, 2008, but did not result in a settlement of the matters. Defendants took the named plaintiffs’ depositions in June 2008. Discovery closed on June 23, 2008, and defendants filed their opposition to plaintiffs’ motion for class certification on July 7, 2008. On September 25, 2008, the parties informed the court that they had reached a settlement in principle. The parties currently are negotiating the terms of the full settlement agreement and class notification, court approval and other related filings.
Between February 9, 2007 and February 21, 2007, certain stockholders filed three purported class action lawsuits against the Company, certain members of the Company’s Board of Directors and American Real Estate Partners, L.P. (currently known as Icahn Enterprises, L.P.) and certain of its affiliates (collectively, “AREP”) in the Delaware Court of Chancery. On February 21, 2007, these lawsuits were consolidated into a single action. The amended complaint in the consolidated action generally alleges that the AREP merger agreement with AREP Car Holdings Corp. and AREP Car Acquisition Corp. (collectively the “AREP Entities”) unfairly limited the process of selling the Company and that certain members of the Company’s Board of Directors breached their fiduciary duties in connection with the AREP merger agreement and acted with conflicts of interest in approving the AREP merger agreement. The amended complaint in the consolidated action further alleges that Lear’s preliminary and definitive proxy statements for the AREP merger agreement were misleading and incomplete, and that Lear’s payments to AREP as a result of the termination of the AREP merger agreement constituted unjust enrichment and waste. The amended complaint seeks injunctive relief, compensatory damages and attorneys fees and costs. On February 23, 2007, the plaintiffs filed a motion for expedited proceedings and a motion to preliminarily enjoin the transactions contemplated by the AREP merger agreement. On March 27, 2007, the plaintiffs filed an amended complaint. On June 15, 2007, the Delaware court issued an order entering a limited injunction of Lear’s planned shareholder vote on the AREP merger agreement until the Company made supplemental proxy disclosure. That supplemental proxy disclosure was approved by the Delaware court and made on June 18, 2007. On June 26, 2007, the Delaware court granted the plaintiffs’ motion for leave to file a second amended complaint. On September 11, 2007, the plaintiffs filed a third amended complaint. On January 30, 2008, the Delaware court granted the plaintiffs’ motion for leave to file a fourth amended complaint leaving only derivative claims against the Lear directors and AREP based on the payment by Lear to AREP of a termination fee pursuant to the AREP merger agreement. The derivative claims seek recovery of the termination fee, as well as attorney fees and costs. On March 14, 2008, the plaintiffs filed an interim petition for an award of fees and expenses related to the supplemental proxy disclosure. On April 14, 2008, the defendants filed a motion to dismiss the remaining claims in the fourth amended complaint. A hearing on both the defendants’ motion to dismiss and the plaintiffs’ interim fee petition was held on June 3, 2008. The Delaware court granted the plaintiffs’ interim fee petition, awarding the plaintiffs $800,000 in attorneys’ fees and expenses, and the Company subsequently satisfied that order. On September 2, 2008, the Delaware court issued a written ruling granting the defendants’ motion to dismiss. The plaintiffs had until October 2, 2008, to appeal that ruling and did not file a notice of appeal.
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
The Company evaluates the performance of its operating segments based primarily on (i) revenues from external customers, (ii) income (loss) before divestiture of Interior business, interest expense, other expense and provision for income taxes (“segment earnings”) and (iii) cash flows, being defined as segment earnings less capital expenditures plus depreciation and amortization. A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	Three Months Ended September 27, 2008
		Electrical and
	Seating	Electronic	Other	Consolidated

Revenues from external customers	$2,478.1	$655.4	$—	$3,133.5
Segment earnings	40.9	4.9	(44.9)	0.9
Depreciation and amortization	44.8	27.3	3.5	75.6
Capital expenditures	23.1	14.1	1.1	38.3
Total assets	4,222.7	2,266.5	1,166.2	7,655.4

	Three Months Ended September 29, 2007
		Electrical and
	Seating	Electronic	Other	Consolidated

Revenues from external customers	$2,881.4	$693.2	$—	$3,574.6
Segment earnings	181.2	4.0	(77.2)	108.0
Depreciation and amortization	41.8	25.6	3.3	70.7
Capital expenditures	29.7	14.7	1.4	45.8
Total assets	4,475.2	2,280.8	1,188.7	7,944.7

	Nine Months Ended September 27, 2008
		Electrical and
	Seating	Electronic	Other	Consolidated

Revenues from external customers	$8,655.4	$2,314.7	$—	$10,970.1
Segment earnings	354.2	71.4	(156.3)	269.3
Depreciation and amortization	133.5	83.2	10.8	227.5
Capital expenditures	84.3	48.2	1.3	133.8
Total assets	4,222.7	2,266.5	1,166.2	7,655.4

	Nine Months Ended September 29, 2007
		Electrical and
	Seating	Electronic	Interior	Other	Consolidated

Revenues from external customers	$9,140.1	$2,307.0	$688.9	$—	$12,136.0
Segment earnings	617.1	45.0	8.2	(183.1)	487.2
Depreciation and amortization	125.2	82.0	2.3	11.4	220.9
Capital expenditures	76.1	35.0	1.2	1.8	114.1
Total assets	4,475.2	2,280.8	—	1,188.7	7,944.7

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
For the three months ended September 27, 2008, segment earnings include restructuring charges of $32.9 million, $5.1 million and $3.5 million in the seating and electrical and electronic segments and in the other category, respectively. For the nine months ended September 27, 2008, segment earnings include restructuring charges of $85.6 million, $18.1 million and $9.7 million in the seating and electrical and electronic segments and in the other category, respectively. For the three months ended September 29, 2007, segment earnings include restructuring charges of $19.0 million, $6.5 million and $8.0 million in the seating, electrical and electronic segments and in the other category, respectively. For the nine months ended September 29, 2007, segment earnings include restructuring charges of $25.1 million, $37.8 million, $5.0 million and $11.5 million in the seating, electrical and electronic and interior segments and in the other category, respectively (Note 3, “Restructuring Activities”).
A reconciliation of consolidated segment earnings to consolidated income (loss) before provision for income taxes is shown below (in millions):

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Segment earnings	$0.9	$108.0	$269.3	$487.2
Divestiture of Interior business	—	(17.1)	—	7.8
Interest expense	46.5	47.5	139.5	150.3
Other expense, net	31.7	17.5	41.8	42.8

Income (loss) before provision for income taxes	$(77.3)	$60.1	$88.0	$286.3

(17) Financial Instruments
Certain of the Company’s European and Asian subsidiaries periodically factor their accounts receivable with financial institutions. Such receivables are factored without recourse to the Company and are excluded from accounts receivable in the accompanying condensed consolidated balance sheets. In the second quarter of 2008, certain of the Company’s European subsidiaries entered into extended factoring agreements, which provide for aggregate purchases of specified customer accounts receivable of up to €315 million through April 30, 2011. The level of funding utilized under this European factoring facility is based on the credit ratings of each specified customer. In addition, the facility provider can elect to discontinue the facility in the event that the Company’s corporate credit rating declines below B- by Standard & Poor’s Ratings Services. In October 2008, Standard and Poor’s Ratings Services downgraded the Company’s corporate credit rating to B from B+. As of September 27, 2008 and December 31, 2007, the amount of factored receivables was $232.9 million and $103.5 million, respectively. The Company cannot provide any assurances that these factoring facilities will be available or utilized in the future.
Asset-Backed Securitization Facility
Prior to April 30, 2008, the Company and several of its U.S. subsidiaries sold certain accounts receivable to a wholly owned, consolidated, bankruptcy-remote special purpose corporation (Lear ASC Corporation) under an asset-backed securitization facility (the “ABS facility”). In turn, Lear ASC Corporation transferred undivided interests in up to $150 million of the receivables to bank-sponsored commercial-paper conduits. The ABS facility expired on April 30, 2008, and the Company did not elect to renew the existing facility. As of December 31, 2007, accounts receivable totaling $543.7 million had been transferred to Lear ASC Corporation, but no undivided interests in the receivables were transferred to the conduits. Prior to the expiration of the ABS facility, the Company continued to service the transferred accounts receivable for an annual servicing fee. The conduit investors and Lear ASC Corporation had no recourse to the Company or its subsidiaries for the failure of the accounts receivable obligors to pay timely on the accounts receivable.
The following table summarizes certain cash flows received from and paid to Lear ASC Corporation (in millions):

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Proceeds from collections reinvested in securitizations	$—	$932.2	$1,214.4	$2,685.0
Servicing fees received	—	1.1	1.7	3.6

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Derivative Instruments and Hedging Activities
Forward foreign exchange, futures and option contracts — The Company uses forward foreign exchange, futures and option contracts to reduce the effect of fluctuations in foreign exchange rates on known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Mexican peso and various European currencies. Forward foreign exchange, futures and option contracts are accounted for as cash flow hedges when the hedged item is a forecasted transaction or relates to the variability of cash flows to be received or paid. As of September 27, 2008 and December 31, 2007, contracts designated as cash flow hedges with $489.2 million and $554.4 million, respectively, of notional amount were outstanding with maturities of less than 15 months and 12 months, respectively. As of September 27, 2008 and December 31, 2007, the fair market value of these contracts was approximately $7.0 million and $10.5 million, respectively. As of September 27, 2008 and December 31, 2007, other foreign currency derivative contracts that did not qualify for hedge accounting with $44.3 million and $107.0 million, respectively, of notional amount were outstanding. These foreign currency derivative contracts consist principally of cash transactions with maturities of less than thirty days, hedges of intercompany loans and hedges of certain other balance sheet exposures. As of September 27, 2008 and December 31, 2007, the fair market value of these contracts was approximately $0.5 million and $0.7 million, respectively.
Interest rate swap and other derivative contracts — The Company uses interest rate swap and other derivative contracts to manage its exposure to fluctuations in interest rates. Interest rate swap and other derivative contracts which fix the interest payments of certain variable rate debt instruments or fix the market rate component of anticipated fixed rate debt instruments are accounted for as cash flow hedges. Interest rate swap contracts which hedge the change in fair market value of certain fixed rate debt instruments are accounted for as fair value hedges. As of September 27, 2008 and December 31, 2007, contracts with $850.0 million and $600.0 million, respectively, of notional amount were outstanding with maturities through September 2011. All of these contracts modify the variable rate characteristics of the Company’s variable rate debt instruments, which are generally set at either one-month or three-month LIBOR rates, such that the interest rates do not exceed a weighted average of 4.64%. As of September 27, 2008 and December 31, 2007, the fair market value of these contracts was approximately negative $15.7 million and negative $17.8 million, respectively. The fair market value of all outstanding interest rate swap and other derivative contracts is subject to changes in value due to changes in interest rates.
Commodity swap contracts — The Company uses derivative instruments to reduce its exposure to fluctuations in certain commodity prices. These derivatives are utilized to hedge forecasted inventory purchases and to the extent they qualify and meet special hedge accounting criteria, they are accounted for as cash flow hedges. All other commodity derivative contracts that are not designated as hedges are marked to market with changes in fair value recognized immediately in the condensed consolidated statements of operations (Note 10, “Other Expense, Net”). As of September 27, 2008 and December 31, 2007, commodity swap contracts with $92.1 million and $48.7 million, respectively, of notional amount were outstanding with maturities of less than 15 months and 12 months, respectively. As of September 27, 2008 and December 31, 2007, the fair market value of these contracts was negative $4.1 million and negative $4.3 million, respectively.
As of September 27, 2008 and December 31, 2007, net losses of approximately $3.8 million and $5.5 million, respectively, related to derivative instruments and hedging activities were recorded in accumulated other comprehensive income. Net gains of $9.3 million and $6.7 million in the three months ended September 27, 2008 and September 29, 2007, respectively, and $19.1 million and $17.5 million in the nine months ended September 27, 2008 and September 29, 2007, respectively, were reclassified from accumulated other comprehensive income into earnings. During the twelve month period ending October 3, 2009, the Company expects to reclassify into earnings net gains of approximately $3.4 million recorded in accumulated other comprehensive income. Such gains will be reclassified at the time the underlying hedged transactions are realized. During the three and nine months ended September 27, 2008 and September 29, 2007, amounts recognized in the accompanying condensed consolidated statements of operations related to changes in the fair value of cash flow and fair value hedges excluded from the effectiveness assessments and the ineffective portion of changes in the fair value of cash flow and fair value hedges were not material.
Non-U.S. dollar financing transactions — The Company designated its Euro-denominated senior notes (Note 7, “Long-Term Debt”) as a net investment hedge of long-term investments in its Euro-functional subsidiaries. As of September 27, 2008, the amount recorded in accumulated other comprehensive income related to the effective portion of the net investment hedge of foreign operations was approximately negative $160.6 million. Although the Euro-denominated senior notes were repaid on April 1, 2008, this amount will be included in accumulated other comprehensive income until the Company liquidates its related investment in its designated foreign operations.

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
Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company’s assets and liabilities measured or disclosed at fair value on a recurring basis as of September 27, 2008, are shown below (in millions):

		Asset	Valuation
	Frequency	(Liability)	Technique	Level 1	Level 2	Level 3

Derivative instruments	Recurring	$(12.3)	Market/Income	$—	$(12.3)	$—
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
The FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests in subsidiaries. This statement requires the

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
reporting of all noncontrolling interests as a separate component of stockholders’ equity, the reporting of consolidated net income as the amount attributable to both the parent and the noncontrolling interests and the separate disclosure of net income attributable to the parent and to the noncontrolling interests. In addition, this statement provides accounting and reporting guidance related to changes in noncontrolling ownership interests. With the exception of the reporting requirements described above which require retrospective application, the provisions of SFAS No. 160 are to be applied prospectively in the first annual reporting period beginning on or after December 15, 2008. As of September 27, 2008 and December 31, 2007, noncontrolling interests of $42.5 million and $26.8 million, respectively, are recorded in other long-term liabilities in the accompanying condensed consolidated balance sheets. Net income attributable to noncontrolling interests of $5.8 million and $16.3 million in the three and nine months ended September 27, 2008, respectively, and $6.4 million and $19.8 million in the three and nine months ended September 29, 2007, respectively, are recorded in other expense, net in the accompanying condensed consolidated statements of operations.
Derivative Instruments and Hedging Activities
The FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures regarding (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, performance and cash flows. The provisions of this statement are effective for the fiscal year and interim periods beginning after November 15, 2008. The Company is currently evaluating the provisions of this statement.
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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(19) Supplemental Guarantor Condensed Consolidating Financial Statements

	September 27, 2008
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$107.2	$4.8	$411.2	$—	$523.2
Accounts receivable	13.1	214.8	1,757.9	—	1,985.8
Inventories	9.7	115.7	556.9	—	682.3
Other	72.4	35.5	344.1	—	452.0

Total current assets	202.4	370.8	3,070.1	—	3,643.3

LONG-TERM ASSETS:
Property, plant and equipment, net	148.1	186.6	987.2	—	1,321.9
Goodwill, net	454.5	551.2	1,046.7	—	2,052.4
Investments in subsidiaries	4,370.5	3,899.9	—	(8,270.4)	—
Other	239.8	43.5	354.5	—	637.8

Total long-term assets	5,212.9	4,681.2	2,388.4	(8,270.4)	4,012.1

	$5,415.3	$5,052.0	$5,458.5	$(8,270.4)	$7,655.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$—	$2.0	$28.8	$—	$30.8
Accounts payable and drafts	90.9	206.2	1,942.9	—	2,240.0
Accrued liabilities	188.0	198.5	799.6	—	1,186.1
Current portion of long-term debt	6.0	—	5.8	—	11.8

Total current liabilities	284.9	406.7	2,777.1	—	3,468.7

LONG-TERM LIABILITIES:
Long-term debt	2,286.5	—	10.8	—	2,297.3
Intercompany accounts, net	1,595.6	898.7	(2,494.3)	—	—
Other	116.7	74.4	566.7	—	757.8

Total long-term liabilities	3,998.8	973.1	(1,916.8)	—	3,055.1

STOCKHOLDERS’ EQUITY	1,131.6	3,672.2	4,598.2	(8,270.4)	1,131.6

	$5,415.3	$5,052.0	$5,458.5	$(8,270.4)	$7,655.4

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(19) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	December 31, 2007
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$189.9	$6.1	$405.3	$—	$601.3
Accounts receivable	10.0	229.8	1,907.8	—	2,147.6
Inventories	11.7	104.8	489.0	—	605.5
Other	67.4	36.3	259.9	—	363.6

Total current assets	279.0	377.0	3,062.0	—	3,718.0

LONG-TERM ASSETS:
Property, plant and equipment, net	170.5	220.5	1,001.7	—	1,392.7
Goodwill, net	454.5	551.2	1,048.3	—	2,054.0
Investments in subsidiaries	4,558.7	3,681.3	—	(8,240.0)	—
Other	240.1	17.3	378.3	—	635.7

Total long-term assets	5,423.8	4,470.3	2,428.3	(8,240.0)	4,082.4

	$5,702.8	$4,847.3	$5,490.3	$(8,240.0)	$7,800.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$—	$2.1	$11.8	$—	$13.9
Accounts payable and drafts	117.3	291.7	1,854.8	—	2,263.8
Accrued liabilities	202.3	219.1	808.7	—	1,230.1
Current portion of long-term debt	87.0	—	9.1	—	96.1

Total current liabilities	406.6	512.9	2,684.4	—	3,603.9

LONG-TERM LIABILITIES:
Long-term debt	2,331.0	—	13.6	—	2,344.6
Intercompany accounts, net	1,751.8	(7.1)	(1,744.7)	—	—
Other	122.7	124.7	513.8	—	761.2

Total long-term liabilities	4,205.5	117.6	(1,217.3)	—	3,105.8

STOCKHOLDERS’ EQUITY	1,090.7	4,216.8	4,023.2	(8,240.0)	1,090.7

	$5,702.8	$4,847.3	$5,490.3	$(8,240.0)	$7,800.4

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(19) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	For the Three Months Ended September 27, 2008
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)

Net sales	$118.2	$680.7	$3,169.2	$(834.6)	$3,133.5

Cost of sales	133.6	679.9	3,025.9	(834.6)	3,004.8
Selling, general and administrative expenses	38.8	6.8	82.2	—	127.8
Interest (income) expense	23.9	31.3	(8.7)	—	46.5
Intercompany (income) expense, net	(70.7)	3.6	67.1	—	—
Other (income) expense, net	(1.2)	5.7	27.2	—	31.7

Loss before income taxes and equity in net (income) loss of subsidiaries	(6.2)	(46.6)	(24.5)	—	(77.3)
Provision (benefit) for income taxes	—	(1.2)	22.1	—	20.9
Equity in net (income) loss of subsidiaries	92.0	(3.1)	—	(88.9)	—

Net loss	$(98.2)	$(42.3)	$(46.6)	$88.9	$(98.2)

	For the Three Months Ended September 29, 2007
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)

Net sales	$191.1	$1,108.6	$3,267.2	$(992.3)	$3,574.6

Cost of sales	201.7	1,059.2	3,038.7	(992.3)	3,307.3
Selling, general and administrative expenses	56.4	17.0	85.9	—	159.3
Divestiture of Interior business	(17.8)	(0.1)	0.8	—	(17.1)
Interest (income) expense	22.7	30.2	(5.4)	—	47.5
Intercompany (income) expense, net	(18.0)	(7.7)	25.7	—	—
Other (income) expense, net	(1.8)	11.3	8.0	—	17.5

Income (loss) before income taxes and equity in net income of subsidiaries	(52.1)	(1.3)	113.5	—	60.1
Provision for income taxes	3.1	3.0	13.0	—	19.1
Equity in net income of subsidiaries	(96.2)	(65.0)	—	161.2	—

Net income	$41.0	$60.7	$100.5	$(161.2)	$41.0

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(19) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	For the Nine Months Ended September 27, 2008
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)

Net sales	$394.1	$2,643.8	$10,810.1	$(2,877.9)	$10,970.1

Cost of sales	450.4	2,577.2	10,134.5	(2,877.9)	10,284.2
Selling, general and administrative expenses	115.8	20.9	279.9	—	416.6
Interest (income) expense	94.0	70.6	(25.1)	—	139.5
Intercompany (income) expense, net	(196.4)	10.3	186.1	—	—
Other (income) expense, net	(0.6)	13.0	29.4	—	41.8

Income (loss) before income taxes and equity in net income of subsidiaries	(69.1)	(48.2)	205.3	—	88.0
Provision for income taxes	—	0.7	89.0	—	89.7
Equity in net income of subsidiaries	(67.4)	(138.4)	—	205.8	—

Net income (loss)	$(1.7)	$89.5	$116.3	$(205.8)	$(1.7)

	For the Nine Months Ended September 29, 2007
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)

Net sales	$755.9	$3,951.7	$10,536.9	$(3,108.5)	$12,136.0

Cost of sales	759.5	3,825.3	9,743.9	(3,108.5)	11,220.2
Selling, general and administrative expenses	140.4	46.2	242.0	—	428.6
Divestiture of Interior business	(34.9)	28.1	14.6		7.8
Interest (income) expense	69.7	88.5	(7.9)	—	150.3
Intercompany (income) expense, net	(116.6)	7.3	109.3	—	—
Other (income) expense, net	(4.8)	31.6	16.0	—	42.8

Income (loss) before income taxes and equity in net income of subsidiaries	(57.4)	(75.3)	419.0	—	286.3
Provision (benefit) for income taxes	4.3	(6.8)	74.3	—	71.8
Equity in net income of subsidiaries	(276.2)	(157.0)	—	433.2	—

Net income	$214.5	$88.5	$344.7	$(433.2)	$214.5

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(19) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	For the Nine Months Ended September 27, 2008
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)

Net cash provided by (used in) operating activities	$(33.7)	$(170.4)	$439.2	$—	$235.1
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(4.8)	(12.8)	(116.2)	—	(133.8)
Other, net	(6.7)	(10.9)	6.1	—	(11.5)

Net cash used in investing activities	(11.5)	(23.7)	(110.1)	—	(145.3)

Cash Flows from Financing Activities:
Primary credit facility repayments, net	(3.0)	—	—	—	(3.0)
Repayment of senior notes	(130.8)	—	—	—	(130.8)
Other long-term debt repayments, net	(17.0)	—	(5.8)	—	(22.8)
Short-term debt repayments, net	—	(0.1)	(0.1)	—	(0.2)
Repurchase of common stock	(4.2)	—	—	—	(4.2)
Decrease in drafts	(3.7)	(0.2)	(0.2)	—	(4.1)
Change in intercompany accounts	121.2	196.0	(317.2)	—	—

Net cash provided by (used in) financing activities	(37.5)	195.7	(323.3)	—	(165.1)

Effect of foreign currency translation	—	(2.9)	0.1	—	(2.8)

Net Change in Cash and Cash Equivalents	(82.7)	(1.3)	5.9	—	(78.1)
Cash and Cash Equivalents as of Beginning of Period	189.9	6.1	405.3	—	601.3

Cash and Cash Equivalents as of End of Period	$107.2	$4.8	$411.2	$—	$523.2

	For the Nine Months Ended September 29, 2007
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)

Net cash provided (used in) by operating activities	$(109.1)	$(50.8)	$469.4	$—	$309.5
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(6.7)	(24.4)	(83.0)		(114.1)
Divestiture of Interior business	(14.8)	(12.9)	(20.6)	—	(48.3)
Other, net	2.0	(1.0)	(29.8)	—	(28.8)

Net cash used in investing activities	(19.5)	(38.3)	(133.4)	—	(191.2)

Cash Flows from Financing Activities:
Primary credit facility repayments, net	(3.0)	—	—	—	(3.0)
Other long-term debt repayments, net	(1.9)	—	(7.8)	—	(9.7)
Short-term debt borrowings (repayments), net	—	2.1	(13.2)	—	(11.1)
Proceeds from exercise of stock options	7.4	—	—	—	7.4
Increase (decrease) in drafts	0.5	(0.8)	(8.1)	—	(8.4)
Change in intercompany accounts	193.1	95.3	(288.4)	—	—

Net cash provided by (used in) financing activities	196.1	96.6	(317.5)	—	(24.8)

Effect of foreign currency translation	—	(2.0)	7.8	—	5.8

Net Change in Cash and Cash Equivalents	67.5	5.5	26.3		99.3
Cash and Cash Equivalents as of Beginning of Period	195.8	4.0	302.9	—	502.7

Cash and Cash Equivalents as of End of Period	$263.3	$9.5	$329.2	$—	$602.0

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(19) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)
Basis of Presentation — Certain of the Company’s wholly owned subsidiaries (the “Guarantors”) have unconditionally fully guaranteed, on a joint and several basis, the punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all of the Company’s obligations under the amended primary credit facility and the indentures governing the Company’s senior notes, including the Company’s obligations to pay principal, premium, if any, and interest with respect to the senior notes. The senior notes consist of $300 million aggregate principal amount of 8.50% senior notes due 2013, $600 million aggregate principal amount of 8.75% senior notes due 2016, $399.5 million aggregate principal amount of 5.75% senior notes due 2014 and $0.8 million aggregate principal amount of zero-coupon convertible senior notes due 2022. The Company repaid its previously outstanding €55.6 million aggregate principal amount of senior notes on April 1, 2008, the maturity date. Additionally, the Company redeemed its previously outstanding $41.4 million aggregate principal amount of 8.11% senior notes due 2009 on August 4, 2008. The Guarantors under the indentures are currently Lear Automotive Dearborn, Inc., Lear Automotive (EEDS) Spain S.L., Lear Corporation EEDS and Interiors, Lear Corporation (Germany) Ltd., Lear Corporation Mexico, S. de R.L. de C.V., Lear Operations Corporation and Lear Seating Holdings Corp. #50. In lieu of providing separate financial statements for the Guarantors, the Company has included the supplemental guarantor condensed consolidating financial statements above. These financial statements reflect the guarantors listed above for all periods presented. Management does not believe that separate financial statements of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented.
As of December 31, 2007 and for the three and nine months ended September 29, 2007, the supplemental guarantor condensed consolidating financial statements have been restated to reflect certain changes to the equity investments of guarantor subsidiaries.
Distributions — There are no significant restrictions on the ability of the Guarantors to make distributions to the Company.
Selling, General and Administrative Expenses — The Parent allocated ($0.3) million and $5.0 million in the three months ended September 27, 2008 and September 29, 2007, respectively, and $9.7 million and $14.1 million in the nine months ended September 27, 2008 and September 29, 2007, respectively, of corporate selling, general and administrative expenses to its operating subsidiaries. The allocations were based on various factors, which estimate usage of particular corporate functions, and in certain instances, other relevant factors, such as the revenues or the number of employees of the Company’s subsidiaries.
Long-term debt of the Parent and the Guarantors — A summary of long-term debt of the Parent and the Guarantors on a combined basis is shown below (in millions):

	September 27,	December 31,
	2008	2007
Primary credit facility	$988.0	$991.0
Senior notes	1,300.3	1,422.6
Other long-term debt	4.2	4.4

	2,292.5	2,418.0
Less — current portion	(6.0)	(87.0)

	$2,286.5	$2,331.0

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
Interior Segment
In 2007, we completed the transfer of substantially all of the assets of our North American interior business (as well as our interests in two China joint ventures) to International Automotive Components Group North America, Inc. (“IAC”). In addition, one of our wholly owned subsidiaries obtained an equity interest in International Automotive Components Group North America, LLC (“IAC North America”) (together, the “IAC North America Transaction”). In connection with the IAC North America Transaction, we recorded a loss on divestiture of approximately $612 million, of which approximately $5 million was recognized in 2007 ($2 million recognized in the first nine months of 2007) and $607 million was recognized in the fourth quarter of 2006. We also recognized additional costs related to the IAC North America Transaction of approximately $10 million, which are recorded in cost of sales and selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the nine months ended September 29, 2007.
We monitor our investments in unconsolidated affiliates for indicators of other-than-temporary declines in value on an ongoing basis. As a result of rapidly deteriorating industry conditions, IAC North America has recently experienced a decrease in its operating results. A further deterioration of industry conditions and decline in its operating results could result in impairment charges. See “— Other Matters — Significant Accounting Policies and Critical Accounting Estimates.”
In 2006, we completed the contribution of substantially all of our European interior business to International Automotive Components Group, LLC (“IAC Europe”), a separate joint venture with affiliates of WL Ross and Franklin, in exchange for an approximately one-third equity interest in IAC Europe (the “IAC Europe Transaction”). In connection with the IAC Europe Transaction, we recorded a loss on divestiture of approximately $35 million, of which approximately $6 million was recognized in 2007 ($6 million recognized in the first nine months of 2007) and $29 million was recognized in 2006.
For further information related to the divestiture of our interior business, see Note 4, “Divestiture of Interior Business,” to the consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2007.
Industry Overview
Demand for our products is directly related to automotive vehicle production. Automotive sales and production can be affected by general economic or industry conditions, labor relations issues, fuel prices, regulatory requirements, trade agreements and other factors. Our operating results are also significantly impacted by what is referred to in this section as “vehicle platform mix”; that is, the overall commercial success of the vehicle platforms for which we supply particular products, as well as our relative profitability on these platforms. In addition, it is possible that customers could elect to manufacture components internally that are currently produced by external suppliers, such as Lear. A significant loss of business with respect to any vehicle model for which we are a significant supplier, or a decrease in the production levels of any such models, could have a material adverse impact on our future operating results. In this regard, a continuation of the shift in consumer purchasing patterns from certain of our key light truck and SUV platforms toward passenger cars, crossover vehicles or other vehicle platforms where we generally have substantially less content will adversely affect our future operating results. In addition, our two largest customers, General Motors and Ford, accounted for approximately 42% of our net sales in 2007, excluding net sales to Saab, Volvo, Jaguar and Land Rover, which were affiliates of General Motors or Ford. The automotive operations of both General Motors and Ford experienced significant operating losses throughout 2007 and 2008, and both automakers are continuing to restructure their North American operations, which could have a material impact on our future operating results.

LEAR CORPORATION
Automotive industry conditions in North America and Europe have become increasingly challenging. In North America, the industry is characterized by significant overcapacity, fierce competition and declining sales. In Europe, the market structure is more fragmented with significant overcapacity, and several of our key platforms have experienced production declines. We expect these challenging industry conditions to continue in the foreseeable future. During the first nine months of 2008, North American production levels declined by approximately 14% from the comparable period in 2007, and production levels on several of our key platforms declined more significantly. Weak demand for full-size pickup trucks and large SUVs lowered production volumes in North America and adversely impacted our operating results during the first nine months of 2008.
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
Our material cost as a percentage of net sales was 69.4% in the first nine months of 2008 as compared to 68.0% in 2007 and 68.8% in 2006. Raw material, energy and commodity costs have increased significantly over the past several years. Unfavorable industry conditions have also resulted in financial distress within our supply base and an increase in commercial disputes and the risk of supply disruption. We have developed and implemented strategies to mitigate or partially offset the impact of higher raw material, energy and commodity costs, which include cost reduction actions, the utilization of our cost technology optimization process, the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments and the acceleration of low-cost country sourcing and engineering. However, due to the magnitude and duration of the increased raw material, energy and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers, offset only a portion of the adverse impact. In addition, higher crude oil prices indirectly impact our operating results by adversely affecting demand for certain of our key light truck and large SUV platforms. Energy costs and the prices of several of our key raw materials have increased substantially. In particular, in the third quarter of 2008, hot rolled steel average prices increased 74% and crude oil average prices increased 57% from the comparable period in 2007 in North America. Although raw material, energy and commodity costs have recently moderated, these increases are likely to have an adverse impact on our operating results in the foreseeable future. See “— Forward-Looking Statements” and Part II — Item 1A, “Risk Factors — High raw material costs may continue to have a significant adverse impact on our profitability,” included in this Report.
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
Our success in generating cash flow will depend, in part, on our ability to manage working capital efficiently. Working capital can be significantly impacted by the timing of cash flows from sales and purchases. Historically, we have generally been successful in aligning our vendor payment terms with our customer payment terms. However, our ability to continue to do so may be adversely impacted by the unfavorable financial results of our suppliers and adverse industry conditions, as well as our financial results. In addition, our cash flow is impacted by our ability to manage our capital spending efficiently. We utilize return on investment as a measure of the efficiency with which assets are deployed to increase earnings. Improvements in our return on investment will depend on our ability to maintain an appropriate asset base for our business and to increase productivity and operating efficiency.

LEAR CORPORATION
Recent market events, including an unfavorable global economic environment and a widening international credit crisis, are adversely impacting global automotive demand and will significantly impact our operating results in the foreseeable future. In light of these events, we recently announced a $150 million operating improvement plan to strengthen operating results and increase financial flexibility over the next twelve months. This initiative is primarily comprised of actions to further reduce structural costs, defer certain discretionary investments and re-prioritize or delay certain restructuring actions. Specific actions include:
•	Reducing program development costs, consistent with the significantly lower production outlook

•	Acceleration of low-cost engineering and sourcing initiatives

•	More targeted investments in growth initiatives, focused on high priority programs

•	Further reductions in procurement, manufacturing, engineering and logistics costs to reflect present business conditions

•	Further census reductions, temporary layoffs and additional thrifting of personnel-related costs

•	Re-timing and selective reductions in restructuring spending

•	Aggressive working capital management and capital spending efficiencies

•	Other commercial actions and supply base consolidation
In addition, we elected to borrow $400 million under our revolving credit facility in October to protect against possible short-term disruptions in the credit markets.
We believe that these actions will be successful, however, a prolonged economic downturn could negatively impact our financial condition, including the realization of long-lived assets and compliance with the financial covenants included in our debt agreements. While we intend to take aggressive actions to remain in compliance with the financial covenants, our future financial results will be subject to certain factors outside of our control, such as automotive production levels and customer capacity actions. We will continue to closely monitor industry and capital market conditions and intend to be proactive in maintaining our financial flexibility. However, no assurances can be given regarding the length or severity of the economic downturn and its ultimate impact on our financial results. See Part II — Item 1A, “Risk Factors — We have substantial indebtedness, which could restrict our business activities,” included in this Report.
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
In 2008, we expect to incur restructuring and related manufacturing inefficiency costs of approximately $150 million. In light of current industry conditions and recent customer announcements in North America, we expect restructuring and related investments of approximately $100 million in 2009. In connection with our prior restructuring actions and current activities, we recorded restructuring charges of approximately $114 million and related manufacturing inefficiency charges of approximately $14 million in the first nine months of 2008.
Other Matters
In the third quarter of 2008, we recognized a tax benefit of $9 million related to a reduction in recorded tax reserves, a tax benefit of $18 million related to the reversal of a valuation allowance in a European subsidiary and tax expense of $22 million related to the establishment of a valuation allowance in another European subsidiary.
In the three and nine months ended September 29, 2007, we recognized $25 million and $37 million, respectively, in costs related to an Agreement and Plan of Merger, as amended (the “AREP merger agreement”), with AREP Car Holdings Corp. and AREP Car Acquisition Corp., which was terminated in the third quarter of 2007. In the first quarter of 2007, we recognized a curtailment gain of $36 million related to our decision to freeze our U.S. salaried pension plan, as well as a loss of $4 million related to the acquisition of the minority interest in an affiliate. In the second quarter of 2007, we recognized a tax benefit of $13 million related to a reversal of a valuation allowance in a European subsidiary and in the third quarter of 2007, we recognized a tax benefit of $17 million related to a tax rate change in Germany. For further information regarding the AREP merger agreement, see Part II — Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Merger Agreement,” in our Annual Report on Form 10-K/A for the year ended December 31, 2007.

LEAR CORPORATION
As discussed above, our results for the first nine months of 2008 and 2007 reflect the following items (in millions):

	Three months ended		Nine months ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Costs related to divestiture of Interior business	$—	$(17)	$—	$18
Costs related to restructuring actions, including manufacturing inefficiencies of $4 million and $14 million in the three and nine months ended September 27, 2008, respectively, and $4 million and $9 million in the three and nine months ended September 29, 2007, respectively	46	37	128	88
U.S. salaried pension plan curtailment gain	—	—	—	(36)
Costs related to merger transaction	—	25	—	37
Loss on joint venture transaction	—	—	—	4
Tax benefit	(5)	(17)	(5)	(30)
For further information regarding these items, see “— Restructuring” and Note 2, “Divestiture of Interior Business,” Note 3, “Restructuring Activities,” Note 8, “Pension and Other Postretirement Benefit Plans,” and Note 10, “Other Expense, Net,” to the accompanying condensed consolidated financial statements.
This section includes forward-looking statements that are subject to risks and uncertainties. For further information regarding other factors that have had, or may have in the future, a significant impact on our business, financial condition or results of operations, see “— Forward-Looking Statements” below and Part II — Item 1A, “Risk Factors,” in our Annual Report on Form 10-K/A for the year ended December 31, 2007, as supplemented below in Part II — Item 1A, “Risk Factors,” in this Report.
RESULTS OF OPERATIONS
A summary of our operating results as a percentage of net sales is shown below (dollar amounts in millions):

	Three Months Ended				Nine Months Ended
	September 27, 2008		September 29, 2007		September 27, 2008		September 29, 2007

Net sales
Seating	$2,478.1	79.1%	$2,881.4	80.6%	$8,655.4	78.9%	$9,140.1	75.3%
Electrical and electronic	655.4	20.9	693.2	19.4	2,314.7	21.1	2,307.0	19.0
Interior	—	—	—	—	—	—	688.9	5.7

Net sales	3,133.5	100.0	3,574.6	100.0	10,970.1	100.0	12,136.0	100.0

Gross profit	128.7	4.1	267.3	7.5	685.9	6.3	915.8	7.5
Selling, general and administrative expenses	127.8	4.1	159.3	4.5	416.6	3.8	428.6	3.5
Divestiture of Interior business	—	—	(17.1)	(0.5)	—	—	7.8	0.1
Interest expense	46.5	1.5	47.5	1.4	139.5	1.3	150.3	1.2
Other expense, net	31.7	1.0	17.5	0.5	41.8	0.4	42.8	0.3
Provision for income taxes	20.9	0.6	19.1	0.5	89.7	0.8	71.8	0.6

Net income (loss)	$(98.2)	(3.1)%	$41.0	1.1%	$(1.7)	—%	$214.5	1.8%

Three Months Ended September 27, 2008 vs. Three Months Ended September 29, 2007
Net sales in the third quarter of 2008 were $3.1 billion as compared to $3.6 billion in the third quarter of 2007, a decrease of $441 million or 12.3%. Lower industry production volumes and unfavorable vehicle platform mix, particularly in North America, negatively impacted net sales by $677 million. This decrease was partially offset by the impact of net foreign exchange rate fluctuations, which increased net sales by $161 million.
Gross profit and gross margin were $129 million and 4.1% in the quarter ended September 27, 2008, as compared to $267 million and 7.5% in the quarter ended September 29, 2007. The impact of lower industry production volumes and unfavorable vehicle platform mix, particularly in North America, reduced gross profit by $180 million. The impact of net selling price reductions and increased

LEAR CORPORATION
commodity costs also contributed to the decline in gross profit. These decreases were partially offset by the benefit of our productivity and restructuring actions and lower compensation-related expenses.
Selling, general and administrative expenses, including research and development, were $128 million in the three months ended September 27, 2008, as compared to $159 million in the three months ended September 29, 2007. As a percentage of net sales, selling, general and administrative expenses were 4.1% in the third quarter of 2008 and 4.5% in the third quarter of 2007. The decrease in selling, general and administrative expenses was largely due to costs related to the termination of the AREP merger agreement of $25 million incurred in the third quarter of 2007, as well as lower compensation-related expenses in the third quarter of 2008.
Interest expense was $47 million in the third quarter of 2008 as compared to $48 million in the third quarter of 2007. This decrease was primarily due to lower borrowing costs in the third quarter of 2008.
Other expense, which includes non-income related taxes, foreign exchange gains and losses, discounts and expenses associated with our asset-backed securitization and factoring facilities, gains and losses related to derivative instruments and hedging activities, minority interests in consolidated subsidiaries, equity in net income (loss) of affiliates, gains and losses on the sales of assets and other miscellaneous income and expense, was $32 million in the third quarter of 2008 as compared to $18 million in the third quarter of 2007. The increase in other expense was primarily due to an increase in foreign exchange losses, an increase in losses related to derivative instruments and hedging activities and an increase in equity in net loss of affiliates, primarily IAC North America and IAC Europe. In addition, we recognized a loss on the sale of a business and a loss on the extinguishment of debt in the third quarter of 2008.
The provision for income taxes was $21 million in the third quarter of 2008, representing an effective tax rate of negative 27.0% on a pretax loss of $77 million, as compared to $19 million in the third quarter of 2007, representing an effective tax rate of 31.8% on pretax income of $60 million. The provision for income taxes in the third quarter of 2008 was impacted by a portion of our restructuring charges, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. The provision was also impacted by a tax benefit of $9 million, including interest, related to a reduction in recorded tax reserves, a tax benefit of $18 million related to the reversal of a valuation allowance in a European subsidiary and tax expense of $22 million related to the establishment of a valuation allowance in another European subsidiary. Excluding these items, the effective tax rate in the third quarter of 2008 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, foreign and U.S. valuation allowances, tax credits, income tax incentives and other permanent items. The provision for income taxes in the third quarter of 2007 was impacted by a portion of our restructuring charges and costs related to the termination of the AREP merger agreement, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. This was largely offset by a reduction in losses of $17 million related to the divestiture of our interior business, a significant portion of which resulted in no tax expense as it was incurred in the United States, as well as the impact of a tax benefit of $17 million related to a tax rate change in Germany. Further, our current and future provision for income taxes is significantly impacted by the initial recognition of and changes in valuation allowances in certain countries, particularly the United States. We intend to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Our future income tax expense will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowance is eliminated. Accordingly, income taxes are impacted by the U.S. and foreign valuation allowances and the mix of earnings among jurisdictions.
Net loss in the third quarter of 2008 was $98 million, or $1.27 per diluted share, as compared to net income of $41 million, or $0.52 per diluted share, in the third quarter of 2007, for the reasons described above.
Reportable Operating Segments
Historically, we have had three reportable operating segments: seating, which includes seat systems and the components thereof; electrical and electronic, which includes electrical distribution systems and electronic products, primarily wire harnesses, junction boxes, terminals and connectors and various electronic control modules, as well as audio sound systems and in-vehicle television and video entertainment systems; and interior, which has been divested and included instrument panels and cockpit systems, headliners and overhead systems, door panels, flooring and acoustic systems and other interior products. For further information related to our interior business, see Note 2, “Divestiture of Interior Business,” to the accompanying condensed consolidated financial statements. The financial information presented below is for our three reportable operating segments and our other category for the periods presented. The other category includes unallocated costs related to corporate headquarters, geographic headquarters and the elimination of intercompany activities, none of which meets the requirements of being classified as an operating segment. Corporate and geographic headquarters costs include various support functions, such as information technology, purchasing, corporate finance,

LEAR CORPORATION
legal, executive administration and human resources. Financial measures regarding each segment’s income (loss) before divestiture of Interior business, interest expense, other expense and provision for income taxes (“segment earnings”) and segment earnings divided by net sales (“margin”) are not measures of performance under accounting principles generally accepted in the United States (“GAAP”). Segment earnings and the related margin are used by management to evaluate the performance of our reportable operating segments. Segment earnings should not be considered in isolation or as a substitute for net income (loss), net cash provided by operating activities or other statement of operations or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, segment earnings, as we determine it, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated segment earnings to consolidated income (loss) before provision for income taxes, see Note 16, “Segment Reporting,” to the accompanying condensed consolidated financial statements.
Seating
A summary of financial measures for our seating segment is shown below (dollar amounts in millions):

	Three months ended
	September 27,	September 29,
	2008	2007

Net sales	$2,478.1	$2,881.4
Segment earnings (1)	40.9	181.2
Margin	1.7%	6.3%

(1)	See definition above.
Seating net sales were $2.5 billion in the third quarter of 2008 as compared to $2.9 billion in the third quarter of 2007. Lower industry production volumes and unfavorable vehicle platform mix, particularly in North America, negatively impacted net sales by $571 million. This decrease was partially offset by the impact of net foreign exchange rate fluctuations, which increased net sales by $116 million. Segment earnings and the related margin on net sales were $41 million and 1.7% in the third quarter of 2008 as compared to $181 million and 6.3% in the third quarter of 2007. The decline in segment earnings was largely due to the net impact of lower industry production volumes and unfavorable vehicle platform mix, which negatively impacted segment earnings by $148 million. The impact of net selling price reductions and increased commodity costs also contributed to the decline in segment earnings. These decreases were partially offset by lower compensation-related expenses and the benefit of our productivity and restructuring actions. In addition, in the third quarter of 2008, we incurred costs related to our restructuring actions of $35 million as compared $20 million in the third quarter of 2007.
Electrical and electronic
A summary of financial measures for our electrical and electronic segment is shown below (dollar amounts in millions):

	Three months ended
	September 27,	September 29,
	2008	2007

Net sales	$655.4	$693.2
Segment earnings (1)	4.9	4.0
Margin	0.7%	0.6%

(1)	See definition above.
Electrical and electronic net sales were $655 million in the third quarter of 2008 as compared to $693 million in the third quarter of 2007. Lower industry production volumes and unfavorable vehicle platform mix negatively impacted net sales by $106 million. This decrease was partially offset by the impact of net foreign exchange rate fluctuations and the benefit of new business outside of North America, which favorably impacted net sales by $46 million and $34 million, respectively. Segment earnings and the related margin on net sales were $5 million and 0.7% in the third quarter of 2008 as compared to $4 million and 0.6% in the third quarter of 2007. The benefit of our productivity and restructuring actions and lower compensation-related expenses were more than offset by lower industry production volumes and net selling price reductions. In addition, in the third quarter of 2008, we incurred costs related to our restructuring actions of $7 million as compared $10 million in the third quarter of 2007.
Interior
We substantially completed the divestiture of our interior business in the first quarter of 2007. See “— Executive Overview” for further information.

LEAR CORPORATION
Other
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

	Three months ended
	September 27,	September 29,
	2008	2007

Net sales	$—	$—
Segment earnings (1)	(44.9)	(77.2)
Margin	N/A	N/A

(1)	See definition above.
Our other category includes unallocated corporate and geographic headquarters costs, as well as the elimination of intercompany activity. Corporate and geographic headquarters costs include various support functions, such as information technology, purchasing, corporate finance, legal, executive administration and human resources. Segment earnings related to our other category were ($45) million in the third quarter of 2008 as compared to ($77) million in the third quarter of 2007. In the third quarter of 2007, we incurred costs of $25 million related to the termination of the AREP merger agreement.
Nine Months Ended September 27, 2008 vs. Nine Months Ended September 29, 2007
Net sales in the first nine months of 2008 were $11.0 billion as compared to $12.1 billion in the first nine months of 2007, a decrease of $1.2 billion or 9.6%. Lower industry production volumes and unfavorable vehicle platform mix, particularly in North America, as well as the divestiture of our interior business, negatively impacted net sales by $1.5 billion and $656 million, respectively. These decreases were partially offset by the impact of net foreign exchange rate fluctuations and the benefit of new business, which increased net sales by $761 million and $223 million, respectively.
Gross profit and gross margin were $686 million and 6.3% in the nine months ended September 27, 2008, as compared to $916 million and 7.5% in the nine months ended September 29, 2007. The impact of lower industry production volumes, as well as unfavorable vehicle platform mix largely in North America, reduced gross profit by $414 million. This decrease was partially offset by the benefit of our productivity and restructuring actions, as well as the timing of commercial settlements, the recovery of previously-incurred program-related engineering costs and lower compensation-related expenses.
Selling, general and administrative expenses, including research and development, were $417 million in the first nine months of 2008, as compared to $429 million in the first nine months of 2007. As a percentage of net sales, selling, general and administrative expenses were 3.8% and 3.5% in the first nine months of 2008 and 2007, respectively. The decrease in selling, general and administrative expenses was largely due to favorable cost performance in the first nine months of 2008, including lower compensation-related expenses, and the divestiture of our interior business. These decreases were partially offset by the impact of net foreign exchange rate fluctuations. In the first nine months of 2007, a curtailment gain of $36 million related to our decision to freeze our U.S. salaried pension plan was offset by costs related to the AREP merger agreement.
Interest expense was $140 million in the nine months ended September 27, 2008, as compared to $150 million in the nine months ended September 29, 2007. This decrease was primarily due to lower borrowing costs and lower borrowing levels in the first nine months of 2008.
Other expense, which includes non-income related taxes, foreign exchange gains and losses, discounts and expenses associated with our asset-backed securitization and factoring facilities, gains and losses related to derivative instruments and hedging activities, minority interests in consolidated subsidiaries, equity in net income (loss) of affiliates, gains and losses on the sales of assets and other miscellaneous income and expense, was $42 million in the first nine months of 2008 as compared to $43 million in the first nine months of 2007. Decreases in other miscellaneous expense and minority interests in consolidated subsidiaries were largely offset by an increase in foreign exchanges losses and a decrease in equity in net income of affiliates. In addition, we recognized a loss of $4 million related to the acquisition of the minority interest in an affiliate in the first quarter of 2007.
The provision for income taxes was $90 million in the first nine months of 2008, representing an effective tax rate of 101.9% on pretax income of $88 million, as compared to $72 million in the first nine months of 2007, representing an effective tax rate of 25.1% on pretax income of $286 million. The provision for income taxes in the first nine months of 2008 was impacted by a portion of our restructuring charges, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. The provision was also impacted by a tax benefit of $9 million, including interest, related to a reduction in recorded tax reserves, a tax benefit of $18 million related to the reversal of a

LEAR CORPORATION
valuation allowance in a European subsidiary and tax expense of $22 million related to the establishment of a valuation allowance in another European subsidiary. Excluding these items, the effective tax rate in the first nine months of 2008 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, foreign and U.S. valuation allowances, tax credits, income tax incentives and other permanent items. The provision for income taxes in the first nine months of 2007 was impacted by costs of $18 million related to the divestiture of our interior business, a significant portion of which provided no tax benefit as they were incurred in the United States. The provision was also impacted by a portion of our restructuring charges and costs related to the AREP merger agreement, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. This was offset by the impact of the U.S. salaried pension plan curtailment gain of $36 million, for which no tax expense was provided as it was incurred in the United States, the impact of a tax benefit of $13 million related to a reversal of a valuation allowance in a European subsidiary and the impact of a tax benefit of $17 million related to a tax rate change in Germany. Further, our current and future provision for income taxes is significantly impacted by the initial recognition of and changes in valuation allowances in certain countries, particularly the United States. We intend to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Our future income tax expense will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowance is eliminated. Accordingly, income taxes are impacted by the U.S. and foreign valuation allowances and the mix of earnings among jurisdictions.
Net loss in the first nine months of 2008 was $2 million, or $0.02 per diluted share, as compared to net income of $215 million, or $2.74 per diluted share, in the first nine months of 2007, for the reasons described above.
Reportable Operating Segments
Historically, we have had three reportable operating segments: seating, which includes seat systems and the components thereof; electrical and electronic, which includes electrical distribution systems and electronic products, primarily wire harnesses, junction boxes, terminals and connectors and various electronic control modules, as well as audio sound systems and in-vehicle television and video entertainment systems; and interior, which has been divested and included instrument panels and cockpit systems, headliners and overhead systems, door panels, flooring and acoustic systems and other interior products. For further information related to our interior business, see Note 2, “Divestiture of Interior Business,” to the accompanying condensed consolidated financial statements. The financial information presented below is for our three reportable operating segments and our other category for the periods presented. The other category includes unallocated costs related to corporate headquarters, geographic headquarters and the elimination of intercompany activities, none of which meets the requirements of being classified as an operating segment. Corporate and geographic headquarters costs include various support functions, such as information technology, purchasing, corporate finance, legal, executive administration and human resources. Financial measures regarding each segment’s income (loss) before divestiture of Interior business, interest expense, other expense and provision for income taxes (“segment earnings”) and segment earnings divided by net sales (“margin”) are not measures of performance under accounting principles generally accepted in the United States (“GAAP”). Segment earnings and the related margin are used by management to evaluate the performance of our reportable operating segments. Segment earnings should not be considered in isolation or as a substitute for net income (loss), net cash provided by operating activities or other statement of operations or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, segment earnings, as we determine it, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated segment earnings to consolidated income (loss) before provision for income taxes, see Note 16, “Segment Reporting,” to the accompanying condensed consolidated financial statements.
Seating
A summary of financial measures for our seating segment is shown below (dollar amounts in millions):

	Nine months ended
	September 27,	September 29,
	2008	2007

Net sales	$8,655.4	$9,140.1
Segment earnings (1)	354.2	617.1
Margin	4.1%	6.8%

(1)	See definition above.
Seating net sales were $8.7 billion in the first nine months of 2008 as compared to $9.1 billion in the first nine months of 2007. Lower industry production volumes and unfavorable vehicle platform mix, particularly in North America, negatively impacted net sales by $1.3 billion. The impact of net foreign exchange rate fluctuations and the benefit of new business, primarily outside of North America, favorably impacted net sales by $565 million and $155 million, respectively. Segment earnings and the related margin on net sales were $354 million and 4.1% in the first nine months of 2008 as compared to $617 million and 6.8% in the first nine months

LEAR CORPORATION
of 2007. The decline in segment earnings was largely due to lower industry production volumes and unfavorable vehicle platform mix largely in North America, which negatively impacted segment earnings by $351 million. This decrease was partially offset by the benefit of our productivity and restructuring actions and the timing of commercial settlements. In addition, in the first nine months of 2008, we incurred costs related to our restructuring actions of $92 million as compared to $27 million in the first nine months of 2007.
Electrical and Electronic
A summary of financial measures for our electrical and electronic segment is shown below (dollar amounts in millions):

	Nine months ended
	September 27,	September 29,
	2008	2007

Net sales	$2,314.7	$2,307.0
Segment earnings (1)	71.4	45.0
Margin	3.1%	2.0%

(1)	See definition above.
Electrical and electronic net sales were $2.3 billion in the first nine months of 2008 and 2007. The impact of net foreign exchange rate fluctuations and the benefit of new business outside of North America favorably impacted net sales by $196 million and $68 million, respectively. These increases were largely offset by lower industry production volumes and net selling price reductions. Segment earnings and the related margin on net sales were $71 million and 3.1% in the first nine months of 2008 as compared to $45 million and 2.0% in the first nine months of 2007. The improvement in segment earnings was largely due to the benefit of our productivity and restructuring actions, as well as the recovery of previously-incurred program-related engineering costs and the net impact of legal and commercial claims, partially offset by lower industry production volumes and net selling price reductions. In addition, in the first nine months of 2008, we incurred costs related to our restructuring actions of $26 million as compared to $45 million in the first nine months of 2007.
Interior
A summary of financial measures for our interior segment is shown below (dollar amounts in millions):

	Nine months ended
	September 27,	September 29,
	2008	2007

Net sales	$—	$688.9
Segment earnings (1)	—	8.2
Margin	—%	1.2%

(1)	See definition above.
We substantially completed the divestiture of our interior business in the first quarter of 2007. See “— Executive Overview” for further information.
Other
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

	Nine months ended
	September 27,	September 29,
	2008	2007

Net sales	$—	$—
Segment earnings (1)	(156.3)	(183.1)
Margin	N/A	N/A

(1)	See definition above.
Our other category includes unallocated corporate and geographic headquarters costs, as well as the elimination of intercompany activity. Corporate and geographic headquarters costs include various support functions, such as information technology, purchasing, corporate finance, legal, executive administration and human resources. Segment earnings related to our other category were ($156) million in the first nine months of 2008 as compared to ($183) million in the first nine months of 2007. In the first nine months of

LEAR CORPORATION
2007, we recognized costs of $37 million related to the AREP merger agreement and costs of $8 million related to the divestiture of our interior business, which were partially offset by a curtailment gain of $36 million related to our decision to freeze our U.S. salaried pension plan.
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
In 2008, we expect to incur restructuring and related manufacturing inefficiency costs of approximately $150 million. In light of current industry conditions and recent customer announcements in North America, we expect restructuring and related investments of approximately $100 million in 2009. Restructuring and related manufacturing inefficiency costs include employee termination benefits, asset impairment charges and contract termination costs, as well as other incremental costs resulting from the restructuring actions. These incremental costs principally include equipment and personnel relocation costs. We also expect to incur incremental manufacturing inefficiency costs at the operating locations impacted by the restructuring actions during the related restructuring implementation period. Restructuring costs are recognized in our consolidated financial statements in accordance with accounting principles generally accepted in the United States. Generally, charges are recorded as elements of the restructuring strategy are finalized. Actual costs recorded in our consolidated financial statements may vary from current estimates.
In connection with our prior restructuring actions and current activities, we recorded restructuring charges of approximately $114 million and related manufacturing inefficiency charges of approximately $14 million in the first nine months of 2008, including $110 million recorded as cost of sales, $17 million recorded as selling, general and administrative expenses and less than $1 million recorded as other expense, net. Restructuring activities resulted in cash expenditures of $137 million in the first nine months of 2008. The 2008 charges consist of employee termination benefits of $91 million, fixed asset impairment charges of $5 million, contract termination costs of $3 million and other related costs of $15 million. We also estimate that we incurred approximately $14 million in manufacturing inefficiency costs during this period as a result of the restructuring. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations. Asset impairment charges relate to the disposal of machinery and equipment with carrying values of $5 million in excess of related estimated fair values. Contract termination costs include lease cancellation costs of $1 million, pension benefit curtailment charges of $3 million, a reduction in previously recorded repayments of various government-sponsored grants of ($2) million and various other costs of $1 million.
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
Cash Flow
Cash provided by operating activities was $235 million in the first nine months of 2008 as compared to $310 million in the first nine months of 2007. This decrease primarily reflects lower earnings. In addition, the net change in working capital and the net change in recoverable customer engineering and tooling resulted in a decrease in operating cash flow between periods of $56 million and $36 million, respectively. These decreases were more than offset by the net change in sold accounts receivable, which increased operating cash flow between periods by $201 million. In the first nine months of 2008, decreases in accounts receivable and accounts payable generated cash of $100 million and used cash of $79 million, respectively, reflecting the timing of payments received from our customers and made to our suppliers.
Cash used in investing activities was $145 million in the first nine months of 2008 as compared to $191 million in the first nine months of 2007. In the first quarter of 2008, we received cash of $9 million as settlement of a purchase price contingency related to our acquisition of GHW Grote and Hartmann GmbH in 2004. In 2007, we had cash outflows of $48 million in connection with the

LEAR CORPORATION
divestiture of our interior business. These reductions in cash outflows were partially offset by an increase in capital expenditures of $20 million between periods. Capital expenditures in 2008 are estimated at $180 million to $200 million.
Cash used in financing activities was $165 million in the first nine months of 2008 as compared to $25 million in the first nine months of 2007. This increase primarily reflects the repayment of our €56 million ($87 million) aggregate principal amount of senior notes on April 1, 2008, the maturity date, and the redemption of our senior dues due 2009 for $43 million, including fees, on August 4, 2008.
Capitalization
In addition to cash provided by operating activities, we utilize a combination of available credit facilities to fund our capital expenditures and working capital requirements. For the nine months ended September 27, 2008 and September 29, 2007, our average outstanding long-term debt balance, as of the end of each fiscal quarter, was $2.4 billion and $2.5 billion, respectively. The weighted average long-term interest rate, including rates under our committed credit facility and the effect of hedging activities, was 7.4% and 7.7% for the respective periods.
In addition, we utilize uncommitted lines of credit as needed for our short-term working capital fluctuations. For the nine months ended September 27, 2008 and September 29, 2007, our average outstanding short-term debt balance, as of the end of each fiscal quarter, was $22 million and $18 million, respectively. The weighted average short-term interest rate on our unsecured short-term debt balances, including the effect of hedging activities, was 6.9% and 4.7% for the respective periods. The availability of uncommitted lines of credit may be affected by our financial performance, credit ratings and other factors. See “— Off-Balance Sheet Arrangements” and “— Accounts Receivable Factoring.”
Primary Credit Facility
On July 3, 2008, we amended our existing primary credit facility (“amended primary credit facility”) to, among other things, extend certain of the revolving credit commitments thereunder from March 23, 2010 to January 31, 2012. The extension was offered to each revolving lender, and lenders consenting to the amendment had their revolving credit commitments reduced by 33.33% on July 11, 2008. After giving effect to the amendment, we had outstanding approximately $1.3 billion of revolving credit commitments, $468 million of which mature on March 23, 2010, and $822 million of which mature on January 31, 2012. The amended primary credit facility provides for multicurrency borrowings in a maximum aggregate amount of $400 million, Canadian borrowings in a maximum aggregate amount of $100 million and swing-line borrowings in a maximum aggregate amount of $200 million, the commitments for which are part of the aggregate amended revolving credit commitments. The amendment had no effect on our $1.0 billion term loan facility issued under the prior primary credit facility, which continues to have a maturity date of April 25, 2012.
As of September 27, 2008, we had $988 million in borrowings outstanding under the term loan facility, with no additional availability. As of September 27, 2008, there were no amounts outstanding under the revolving credit facility and $61 million committed under outstanding letters of credit. In October 2008, we elected to borrow $400 million under the revolving credit facility to protect against possible short-term disruptions in the credit markets.
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
The amended primary credit facility contains certain affirmative and negative covenants, including (i) limitations on fundamental changes involving us or our subsidiaries, asset sales and restricted payments, (ii) a limitation on indebtedness with a maturity shorter than the term loan facility, (iii) a limitation on aggregate subsidiary indebtedness to an amount which is no more than 5% of consolidated total assets, (iv) a limitation on aggregate secured indebtedness to an amount which is no more than $100 million and (v) requirements that we maintain a leverage coverage ratio of not more than 3.50 to 1, as of September 27, 2008, with decreases over time and an interest coverage ratio of not less than 2.75 to 1, as of September 27, 2008, with increases over time. As of December 31, 2008, the required leverage coverage ratio covenant will decrease to 3.25 to 1 and the required interest coverage ratio covenant will increase to 3.00 to 1. The amended primary credit facility also contains customary events of default, including an event of default triggered by a change of control of Lear. For further information related to our amended primary credit facility described above, including the operating and financial covenants to which we are subject and related definitions, see the agreement governing our amended primary credit facility, which is included as an exhibit to this Report.
The leverage and interest coverage ratios, as well as the related components of their computation, are defined in the amended primary credit facility, which is included as an exhibit to this Report. The leverage coverage ratio is calculated as the ratio of consolidated indebtedness to the credit facility-operating earnings measure. For the purpose of the covenant calculation, (i) consolidated

LEAR CORPORATION
indebtedness is generally defined as reported debt, net of cash and cash equivalents up to $700 million and certain secured borrowings and excluding transactions related to our asset-backed securitization and factoring facilities and (ii) the credit facility-operating earnings measure is generally defined as net income (loss) excluding income taxes, interest expense, depreciation and amortization expense, other income and expense, minority interests in income of subsidiaries in excess of net equity earnings in affiliates, certain historical restructuring and other non-recurring charges, extraordinary gains and losses and other specified non-cash items. The credit facility-operating earnings measure is a non-GAAP financial measure that is presented not as a measure of operating results but rather as a measure used to determine covenant compliance under our amended primary credit facility. The interest coverage ratio is calculated as the ratio of the credit facility-operating earnings measure to consolidated interest expense. For the purpose of the covenant calculation, consolidated interest expense is generally defined as interest expense plus any discounts or expenses related to our asset-backed securitization facility less amortization of deferred financing fees, interest income and bank facility and other fees. As of September 27, 2008, we were in compliance with all covenants set forth in our amended primary credit facility. Our leverage and interest coverage ratios were 2.5 to 1 and 4.1 to 1, respectively. These ratios are calculated on a trailing four quarter basis. As a result, any decline in our future operating results will negatively impact our leverage and interest coverage ratios. Our failure to comply with these financial covenants could have a material adverse effect on our liquidity and operations.
Reconciliations of (i) consolidated indebtedness to reported debt, (ii) the credit facility-operating earnings measure to income (loss) before provision for income taxes and (iii) consolidated interest expense to reported interest expense are shown below (in millions):

September 27,
2008
Consolidated indebtedness	$1,799.1
Certain secured borrowings	17.6
Cash and cash equivalents (subject to $700 million limitation)	523.2

Reported debt	$2,339.9

	Three Months	Nine Months
	Ended	Ended
	September 27, 2008	September 27, 2008

Credit facility-operating earnings measure	$87.9	$531.6
Depreciation and amortization	(75.6)	(227.5)
Consolidated interest expense	(41.5)	(127.9)
Other expense, net (excluding certain amounts related to our asset-backed securitization facility)	(31.7)	(41.5)
Non-cash asset impairment charges	(1.2)	(4.5)
Non-cash stock-based compensation expense	(5.7)	(15.3)
Other postretirement net periodic benefit cost	(6.1)	(18.4)
License fees	(0.2)	(1.0)
Amortization of deferred financing fees	(3.2)	(7.5)

Income (loss) before provision for income taxes	$(77.3)	$88.0

Consolidated interest expense	$41.5	$127.9
Certain amounts related to our asset-backed securitization facility	—	(0.3)
Amortization of deferred financing fees	3.2	7.5
Bank facility and other fees	1.8	4.4

Reported interest expense	$46.5	$139.5

Senior Notes
In addition to borrowings outstanding under our amended primary credit facility, as of September 27, 2008, we had $1.3 billion of senior notes outstanding, consisting primarily of $300 million aggregate principal amount of senior notes due 2013, $600 million aggregate principal amount of senior notes due 2016, $399 million aggregate principal amount of senior notes due 2014 and $1 million accreted value of zero-coupon convertible senior notes due 2022. We repaid €56 million ($87 million) aggregate principal amount of senior notes on April 1, 2008, the maturity date. In connection with the amendment of our primary credit facility discussed above, on August 4, 2008, we redeemed our senior notes due 2009, with an aggregate principal amount of $41 million, for a purchase price of $44 million, including fees and accrued interest. We recognized a loss on the extinguishment of the 2009 notes of $2 million, which is included in other expense, net in the accompanying condensed consolidated statements of operations for the three and nine months ended September 27, 2008.

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
With the exception of our zero-coupon convertible senior notes, our senior notes contain covenants restricting our ability to incur liens and to enter into sale and leaseback transactions. As of September 27, 2008, we were in compliance with all covenants and other requirements set forth in our senior notes.
The senior notes due 2013 and 2016 (having an aggregate principal amount outstanding of $900 million as of September 27, 2008) provide holders of the notes the right to require us to repurchase all or any part of their notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a “change of control” (as defined in the indenture governing the notes). The indentures governing our other senior notes do not contain a change of control repurchase obligation.
Scheduled cash interest payments on our outstanding debt are approximately $63 million in the last three months of 2008.
For further information related to our senior notes described above, see Note 9, “Long-Term Debt,” to the consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2007.
Contractual Obligations
There have been no material changes to our contractual obligations as of September 27, 2008, as previously disclosed in Part II — Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Condition — Capitalization — Contractual Obligations,” in our Annual Report on Form 10-K/A for the year ended December 31, 2007, except that we redeemed our senior notes due 2009, with an aggregate principal amount of $41 million, on August 4, 2008. See “— Senior Notes.”
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
Guarantees and Commitments
We guarantee certain of the debt of some of our unconsolidated affiliates. The percentages of debt guaranteed of these entities are based on our ownership percentages. As of September 27, 2008, the aggregate amount of debt guaranteed was approximately $9 million.
Accounts Receivable Factoring
Certain of our European and Asian subsidiaries periodically factor their accounts receivable with financial institutions. Such receivables are factored without recourse to us and are excluded from accounts receivable in the accompanying condensed consolidated balance sheets. In the second quarter of 2008, certain of our European subsidiaries entered into extended factoring agreements, which provide for aggregate purchases of specified customer accounts receivable of up to €315 million through April 30, 2011. The level of funding utilized under this European factoring facility is based on the credit ratings of each specified customer. In addition, the facility provider can elect to discontinue the facility in the event that our corporate credit rating declines below B- by Standard & Poor’s Ratings Services. In October 2008, Standard and Poor’s Ratings Services downgraded our corporate credit rating to B from B+. As of September 27, 2008 and December 31, 2007, the amount of factored receivables was $233 million and $104 million, respectively. We cannot provide any assurances that these factoring facilities will be available or utilized in the future.
Credit Ratings
The credit ratings below are not recommendations to buy, sell or hold our securities and are subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.
The credit ratings of our senior secured and unsecured debt as of the date of this Report are shown below. For our senior secured debt, the ratings of Standard & Poor’s Ratings Services and Moody’s Investors Service are three and four levels below investment grade, respectively. For our senior unsecured debt, the ratings of Standard & Poor’s Ratings Services and Moody’s Investors Service are six levels below investment grade.

LEAR CORPORATION

	Standard & Poor’s	Moody’s
	Ratings Services	Investors Service

Credit rating of senior secured debt	BB—	B1
Corporate rating	B	B2
Credit rating of senior unsecured debt	B—	B3
Ratings outlook	Negative	Negative

Common Stock Repurchase Program
In February 2008, our Board of Directors authorized a common stock repurchase program, which modified our previous common stock repurchase program, approved in November 2007, to permit the repurchase of up to 3,000,000 shares of our outstanding common stock through February 14, 2010. We expect to fund the share repurchases through a combination of cash on hand, future cash flows from operations and borrowings under available credit facilities. Share repurchases under this program may be made through open market purchases, privately negotiated transactions, block trades or other available methods. The timing and actual number of shares repurchased will depend on a variety of factors, including price, alternative uses of capital, corporate and regulatory requirements and market conditions. The common stock repurchase program may be suspended or discontinued at any time. See “— Forward-Looking Statements.” In the first nine months of 2008, we repurchased 259,200 shares of our outstanding common stock at an average purchase price of $16.18 per share, excluding commissions of $0.03 per share, under this program. As of September 27, 2008, 2,586,542 shares of common stock were available for repurchase under the common stock repurchase program.
Adequacy of Liquidity Sources
We believe that cash flows from operations and availability under our available credit facilities will be sufficient to meet our liquidity needs, including capital expenditures and anticipated working capital requirements. As discussed in “— Executive Overview” above, a prolonged economic downturn could negatively impact our financial condition, compliance with the financial covenants included in our amended primary credit facility and our liquidity position. While we intend to take aggressive actions to remain in compliance with the financial covenants, our future financial results will be subject to certain factors outside of our control, such as automotive production levels and customer capacity actions. We will continue to closely monitor industry and capital market conditions and intend to be proactive in maintaining our financial flexibility. However, no assurances can be given regarding the length or severity of the economic downturn and its ultimate impact on our financial results. See “— Executive Overview” above, “— Forward-Looking Statements” below and Part II — Item 1A, “Risk Factors,” in our Annual Report on Form 10-K/A for the year ended December 31, 2007, as supplemented below in Part II — Item 1A, “Risk Factors,” in this Report, for further discussion of the risks and uncertainties affecting our cash flows from operations, borrowing availability and overall liquidity.
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
Our most significant foreign currency transactional exposures relate to the Mexican peso and various European currencies. We have performed a quantitative analysis of our overall currency rate exposure as of September 27, 2008. The potential adverse earnings impact related to net transactional exposures from a hypothetical 10% strengthening of the U.S. dollar relative to all other currencies for a twelve-month period is approximately $9 million. The potential adverse earnings impact related to net transactional exposures from a similar strengthening of the Euro relative to all other currencies for a twelve-month period is approximately $14 million.
As of September 27, 2008, foreign exchange contracts representing $534 million of notional amount were outstanding with maturities of less than 15 months. As of September 27, 2008, the fair market value of these contracts was approximately $8 million. A 10% change in the value of the U.S. dollar relative to all other currencies would result in a $24 million change in the aggregate fair market

LEAR CORPORATION
value of these contracts. A 10% change in the value of the Euro relative to all other currencies would result in a $16 million change in the aggregate fair market value of these contracts.
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
We have performed a quantitative analysis of our overall interest rate exposure as of September 27, 2008. This analysis assumes an instantaneous 100 basis point parallel shift in interest rates at all points of the yield curve. The potential adverse earnings impact from this hypothetical increase for a twelve-month period is approximately $3 million.
As of September 27, 2008, interest rate swap and other derivative contracts representing $850 million of notional amount were outstanding with maturities through September 2011. All of these contracts are designated as cash flow hedges and modify the variable rate characteristics of our variable rate debt instruments. As of September 27, 2008, the fair market value of these contracts was approximately negative $16 million. The fair market value of all outstanding interest rate swap and other derivative contracts is subject to changes in value due to changes in interest rates. A 100 basis point parallel shift in interest rates would result in a $13 million change in the aggregate fair market value of these contracts.
Commodity Prices
We have commodity price risk with respect to purchases of certain raw materials, including steel, leather, resins, chemicals, copper and diesel fuel. Since the first quarter of 2007, energy costs and the prices of several of our key raw materials have increased substantially. In limited circumstances, we have used financial instruments to mitigate this risk.
We have developed and implemented strategies to mitigate or partially offset the impact of higher raw material, energy and commodity costs, which include cost reduction actions, the utilization of our cost technology optimization process, the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments and the acceleration of low-cost country sourcing and engineering. However, due to the magnitude and duration of the increased raw material, energy and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers, offset only a portion of the adverse impact. In addition, higher crude oil prices indirectly impact our operating results by adversely affecting demand for certain of our key light truck and large SUV platforms. Higher energy and raw material prices are likely to have an adverse impact on our operating results in the foreseeable future. See “— Forward-Looking Statements” and Part II — Item 1A, “Risk Factors — High raw material costs may continue to have a significant adverse impact on our profitability,” included in this Report.
We use derivative instruments to reduce our exposure to fluctuations in certain commodity prices, including copper and natural gas. Commodity swap contracts are executed with banks that we believe are creditworthy. A portion of our derivative instruments are currently designated as cash flow hedges. As of September 27, 2008, commodity swap contracts representing $92 million of notional amount were outstanding with maturities of less than 15 months. As of September 27, 2008, the fair market value of these contracts was approximately negative $4 million. The potential adverse earnings impact from a 10% parallel worsening of the respective commodity curves for a twelve-month period is approximately $5 million.

LEAR CORPORATION
OTHER MATTERS
Legal and Environmental Matters
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. As of September 27, 2008, we had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $31 million. Although these reserves were determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. As of September 27, 2008, we also had recorded reserves for product liability claims and environmental matters of $32 million and $3 million, respectively. For a more complete description of our outstanding legal proceedings, see Note 15, “Legal and Other Contingencies,” to the accompanying condensed consolidated financial statements and Part II — Item 1A, “Risk Factors,” in our Annual Report on Form 10-K/A for the year ended December 31, 2007, as supplemented below in Part II — Item 1A, “Risk Factors,” in this Report.
Significant Accounting Policies and Critical Accounting Estimates
Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, they are subject to an inherent degree of uncertainty. As a result, actual results in these areas may differ significantly from our estimates. For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies and Critical Accounting Estimates,” and Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2007. There have been no significant changes in our significant accounting policies or critical accounting estimates during the first nine months of 2008.
Goodwill and Long-Lived Assets
We monitor our goodwill and long-lived assets for impairment indicators on an ongoing basis. We perform our annual goodwill impairment analysis, as required by SFAS No. 142, “Goodwill and Other Intangible Assets,” on the first business day of the fourth quarter. We do not currently believe that there are impairment indicators of our goodwill or long-lived assets. However, as a result of rapidly deteriorating industry conditions, we have recently experienced a decrease in our operating results. A further deterioration of industry conditions and decline in our operating results could result in impairment charges.
Recently Issued Accounting Pronouncements
Fair Value Measurements
The Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of this statement are generally to be applied prospectively in the fiscal year beginning January 1, 2008. With the exception of newly required disclosures, the effects of adoption were not significant. For further information, see Note 17, “Financial Instruments,” to the accompanying condensed consolidated financial statements.
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
Pension and Other Postretirement Benefit Plans
SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R),” requires the measurement of defined benefit plan assets and liabilities as of the annual balance sheet date beginning in the fiscal period ending after December 15, 2008. In previous years, we measured our plan assets and liabilities using an early measurement date of September 30, as allowed by the original provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” In the first quarter of 2008, the required adjustment to recognize the net periodic benefit cost for the transition period from October 1, 2007 to December 31, 2007, was determined using the 15-month measurement approach. Under this approach, the net periodic benefit cost was determined for the period from October 1, 2007 to December 31, 2008, and the adjustment for the transition period was calculated

LEAR CORPORATION
on a pro-rata basis. We recorded an after-tax transition adjustment of $7 million as an increase to beginning retained deficit, $1 million as an increase to accumulated other comprehensive income and $6 million as an increase to the net pension and other postretirement liability related accounts in the accompanying condensed consolidated balance sheet as of September 27, 2008.
The Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires the recognition of a liability, in accordance with SFAS No. 106, for endorsement split-dollar life insurance arrangements that provide postretirement benefits. This EITF is effective for the fiscal period beginning after December 15, 2007. In accordance with the EITF’s transition provisions, we recorded $5 million as a cumulative effect of a change in accounting principle as of January 1, 2008. The cumulative effect adjustment was recorded as an increase to beginning retained deficit and an increase to other long-term liabilities in the accompanying condensed consolidated balance sheet as of September 27, 2008. In addition, we expect to record additional postretirement benefit expenses of less than $1 million in 2008 associated with the adoption of this EITF.
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
The FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests in subsidiaries. This statement requires the reporting of all noncontrolling interests as a separate component of stockholders’ equity, the reporting of consolidated net income as the amount attributable to both the parent and the noncontrolling interests and the separate disclosure of net income attributable to the parent and to the noncontrolling interests. In addition, this statement provides accounting and reporting guidance related to changes in noncontrolling ownership interests. With the exception of the reporting requirements described above which require retrospective application, the provisions of SFAS No. 160 are to be applied prospectively in the first annual reporting period beginning on or after December 15, 2008. As of September 27, 2008 and December 31, 2007, noncontrolling interests of $43 million and $27 million, respectively, are recorded in other long-term liabilities in the accompanying condensed consolidated balance sheets. Net income attributable to noncontrolling interests of $6 million and $16 million in the three and nine months ended September 27, 2008, respectively, and $6 million and $20 million in the three and nine months ended September 29, 2007, respectively, are recorded in other expense, net in the accompanying condensed consolidated statements of operations.
Derivative Instruments and Hedging Activities
The FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures regarding (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, performance and cash flows. The provisions of this statement are effective for the fiscal year and interim periods beginning after November 15, 2008. We are currently evaluating the provisions of this statement.
Hierarchy of Generally Accepted Accounting Principles
The FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the accounting principles to be used in the preparation of financial statements presented in conformity with generally accepted accounting principles in the United States. This statement is effective sixty days after approval by the Securities and Exchange Commission (“SEC”). We do not expect the effects of adoption to be significant.

LEAR CORPORATION
Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. The words “will,” “may,” “designed to,” “outlook,” “believes,” “should,” “anticipates,” “plans,” “expects,” “intends,” “estimates” and similar expressions identify these forward-looking statements. All statements contained or incorporated in this Report which address operating performance, events or developments that we expect or anticipate may occur in the future, including statements related to business opportunities, awarded sales contracts, sales backlog and on-going commercial arrangements or statements expressing views about future operating results, are forward-looking statements. Important factors, risks and uncertainties that may cause actual results to differ from those expressed in our forward-looking statements include, but are not limited to:
•	general economic conditions in the markets in which we operate, including changes in interest rates or currency exchange rates;

•	the financial condition of our customers or suppliers;

•	changes in actual industry vehicle production levels from our current estimates;

•	fluctuations in the production of vehicles for which we are a supplier;

•	the loss of business with respect to, or the lack of commercial success of, a vehicle model for which we are a significant supplier, including further declines in sales of full-size pickup trucks and large sport utility vehicles;

•	disruptions in the relationships with our suppliers;

•	labor disputes involving us or our significant customers or suppliers or that otherwise affect us;

•	our ability to achieve cost reductions that offset or exceed customer-mandated selling price reductions;

•	the outcome of customer negotiations;

•	the impact and timing of program launch costs;

•	the costs, timing and success of restructuring actions;

•	increases in our warranty or product liability costs;

•	risks associated with conducting business in foreign countries;

•	competitive conditions impacting our key customers and suppliers;

•	the cost and availability of raw materials and energy;

•	our ability to mitigate increases in raw material, energy and commodity costs;

•	the outcome of legal or regulatory proceedings to which we are or may become a party;

•	unanticipated changes in cash flow, including our ability to align our vendor payment terms with those of our customers;

•	our ability to access capital markets on commercially reasonable terms; and

•	other risks, described in Part II — Item 1A, “Risk Factors,” in our Annual Report on Form 10-K/A for the year ended December 31, 2007, as supplemented below in Part II — Item 1A, “Risk Factors,” in this Report, and from time to time in our other SEC filings.
The operating improvement plan described in this Report does not represent a forecast of future operating results. Future operating results will be based on various factors, including actual industry production volumes, commodity prices and our success in implementing the operating improvement plan.
The forward-looking statements in this Report are made as of the date hereof, and we do not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after the date hereof.

LEAR CORPORATION
ITEM 4 — CONTROLS AND PROCEDURES
(a)	Disclosure Controls and Procedures

The Company has evaluated, under the supervision and with the participation of the Company’s management, including the Company’s Chairman, Chief Executive Officer and President along with the Company’s Senior Vice President and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) as of the end of the period covered by this Report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Based on the evaluation described above, the Company’s Chairman, Chief Executive Officer and President along with the Company’s Senior Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved as of the end of the period covered by this Report.

(b)	Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 27, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. In particular, we are involved in the outstanding material legal proceedings described in Note 15, “Legal and Other Contingencies,” to the accompanying condensed consolidated financial statements. In addition, see Part II — Item 1A, “Risk Factors,” in our Annual Report on Form 10-K/A for the year ended December 31, 2007, as supplemented below in Item 1A, “Risk Factors,” in this Report, for a description of risks relating to various legal proceedings and claims.
ITEM 1A — RISK FACTORS
There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2007, except to update certain of those risk factors as follows:
•	A decline in the production levels of our major customers could reduce our sales and harm our profitability.
Demand for our products is directly related to the automotive vehicle production of our major customers. Automotive sales and production can be affected by general economic or industry conditions, labor relations issues, fuel prices, regulatory requirements, trade agreements and other factors. Automotive industry conditions in North America and Europe have become increasingly challenging. In North America, the industry is characterized by significant overcapacity, fierce competition and declining sales. In Europe, the market structure is more fragmented with significant overcapacity, and several of our key platforms have experienced production declines.
General Motors and Ford, our two largest customers, together accounted for approximately 42% of our net sales in 2007, excluding net sales to Saab, Volvo, Jaguar and Land Rover, which are affiliates of General Motors and Ford. Inclusive of their respective affiliates, General Motors and Ford accounted for approximately 29% and 21%, respectively, of our net sales in 2007. These customers have accounted for significant percentages of our net sales in 2008. Automotive production by General Motors and Ford has declined between 2000 and 2008. The automotive operations of General Motors, Ford and Chrysler have recently experienced significant operating losses, and these automakers are continuing to restructure their North American operations, which could have a material adverse impact on our future operating results. While we have been aggressively seeking to expand our business in the Asian market and with Asian automotive manufacturers worldwide to offset these declines, no assurances can

LEAR CORPORATION
be given as to how successful we will be in doing so. As a result, continued declines in the automotive production levels of our major customers, particularly with respect to models for which we are a significant supplier, could materially reduce our sales and harm our profitability, thereby making it more difficult for us to make payments under our indebtedness or resulting in a decline in the value of our common stock.
•	The financial distress of our major customers and within the supply base could significantly affect our operating performance.
During 2007 and 2008, General Motors, Ford and Chrysler continued to lower production levels on several of our key platforms, particularly light truck platforms, in an effort to reduce inventory levels. In addition, these customers have experienced declining market shares in North America and are continuing to restructure their North American operations in an effort to improve profitability. The domestic automotive manufacturers are also burdened with substantial structural costs, such as pension and healthcare costs, that have impacted their profitability and labor relations. Several other global automotive manufacturers are also experiencing operating and profitability issues as well as labor concerns. In this environment, it is difficult to forecast future customer production schedules, the potential for labor disputes or the success or sustainability of any strategies undertaken by any of our major customers in response to the current industry environment. Additionally, given the difficult environment in the automotive industry, there is an increased risk of bankruptcies or similar events among our customers. This environment may also put additional pricing pressure on their suppliers, like us, to reduce the cost of our products, which would reduce our margins. In addition, cuts in production schedules are also sometimes announced by our customers with little advance notice, making it difficult for us to respond with corresponding cost reductions. Our supply base has also been adversely affected by industry conditions. Lower production levels for our key customers and increases in certain raw material, commodity and energy costs have resulted in severe financial distress among many companies within the automotive supply base. Several large suppliers have filed for bankruptcy protection or ceased operations. Unfavorable industry conditions have also resulted in financial distress within our supply base and an increase in commercial disputes and the risk of supply disruption. In addition, the adverse industry environment has required us to provide financial support to distressed suppliers or take other measures to ensure uninterrupted production. While we have taken certain actions to mitigate these factors, we have offset only a portion of their overall impact on our operating results. The continuation or worsening of these industry conditions would adversely affect our profitability, operating results and cash flow.
•	High raw material costs may continue to have a significant adverse impact on our profitability.
Unprecedented increases in the cost of certain raw materials, principally steel, resins, copper and certain chemicals, as well as higher energy costs, have had a material adverse impact on our operating results since 2005. While they have recently moderated, raw material, energy and commodity costs remain high and will continue to have an adverse impact on our operating results in the foreseeable future. While we have developed and implemented strategies to mitigate or partially offset the impact of higher raw material, energy and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers, offset only a portion of the adverse impact. In addition, no assurances can be given that the magnitude and duration of these cost increases or any future cost increases will not have a larger adverse impact on our profitability and consolidated financial position than currently anticipated.
•	We have substantial indebtedness, which could restrict our business activities.
As of September 27, 2008, we had $2.3 billion of outstanding indebtedness. We are permitted by the terms of our debt instruments to incur substantial additional indebtedness, subject to the restrictions therein. Our inability to generate sufficient cash flow to satisfy obligations under our debt agreements, or to refinance our debt obligations on commercially reasonable terms, would have a material adverse effect on our business, financial condition and results of operations.
Our substantial indebtedness has or could:
•	make it more difficult for us to satisfy our obligations under our indebtedness;

•	limit our ability to borrow money for working capital, capital expenditures, debt service requirements or other corporate purposes;

•	require us to dedicate a substantial portion of our cash flow to payments on our indebtedness, which would reduce the amount of cash flow available to fund working capital, capital expenditures, product development and other corporate requirements;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to respond to business opportunities; and

LEAR CORPORATION
•	subject us to financial and other restrictive covenants, the failure of which to satisfy could result in a default under our indebtedness. In the case of a default, we would be required to seek a waiver or amendment from the lenders under our debt agreements. We are unable to provide assurance that we would be able to obtain such a waiver or amendment on commercially reasonable terms or at all.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As discussed in Part I — Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capitalization — Common Stock Repurchase Program,” in February 2008, our Board of Directors authorized a common stock repurchase program, which modified our previous common stock repurchase program, approved in November 2007, to permit the repurchase of up to 3,000,000 shares of our outstanding common stock through February 14, 2010. The common stock repurchase program, may be suspended or discontinued at any time. A summary of the shares of our outstanding common stock repurchased during the quarter ended September 27, 2008, is shown below:

	Total Number	Average		Total Number of Shares	Maximum Number of Shares
	of Shares	Price Paid		Purchased as Part of Publicly	that May Yet be Purchased
Period	Purchased	per Share		Announced Plans or Programs	Under the Program
June 29, 2008 through July 26, 2008	197,500	$13.29	*	197,500	2,586,542
July 27, 2008 through August 23, 2008	—	N/A		—	2,586,542
August 24, 2008 through September 27, 2008	—	N/A		—	2,586,542

Total	197,500	$13.29	*	197,500	2,586,542

*	Excludes commissions of $0.03 per share
ITEM 5 — OTHER INFORMATION
In connection with our current operating improvement plan, James H. Vandenberghe, our former Vice Chairman, has agreed, effective October 31, 2008, to permanently waive his right to exercise the cash-settled stock appreciation rights (“SAR”) awards that were granted to him on May 7, 2008, in connection with the commencement of his one-year consulting agreement. These previously disclosed awards consist of a SAR on 50,000 shares of our common stock with a grant price of $39.00 per share and a SAR on 75,000 shares of our common stock with a grant price of $41.83 per share.
ITEM 6 — EXHIBITS
The exhibits listed on the “Index to Exhibits” on page 52 are filed with this Form 10-Q or incorporated by reference as set forth below.

LEAR CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LEAR CORPORATION

Dated: November 5, 2008	By:	/s/ Robert E. Rossiter
Robert E. Rossiter
Chairman, Chief Executive Officer and President

By:	/s/ Matthew J. Simoncini
Matthew J. Simoncini
Senior Vice President and Chief Financial Officer

LEAR CORPORATION
Index to Exhibits

Exhibit
Number	Exhibit
10.1	First Amendment, dated as of June 27, 2008, to the Amended and Restated Credit and Guarantee Agreement, dated as of April 25, 2006, among Lear, certain subsidiaries of Lear, the several lenders from time to time parties thereto, the several agents parties thereto and JP Morgan Chase Bank, N.A., as general administrative agent (incorporated by reference Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2008).
10.2 *	Supplement to the 2006, 2007 and 2008 Management Stock Purchase Plan Terms and Conditions (incorporated by reference to Exhibit (a)(7) of the Company’s Tender Offer Statement on Schedule TO filed August 14, 2008).
** 10.3 *	Sixth Amendment to the Lear Corporation Executive Supplemental Savings Plan, effective as of July 1, 2008.
** 31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
** 31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
** 32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
** 32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory plan or arrangement.

**	Filed herewith.