Form 10-K
period 2008-12-31
LEAR CORP
filed 2009-03-17
CIK 842162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number: 1-11311

Lear Corporation
(Exact name of registrant as specified in its charter)

Delaware	13-3386776
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
21557 Telegraph Road, Southfield, MI	48033
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:
(248) 447-1500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	New York Stock Exchange
Preferred Share Purchase Right	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 27, 2008, the aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates of the registrant was $984,714,024. The closing price of the common stock on June 27, 2008, as reported on the New York Stock Exchange, was $15.17 per share.

As of March 13, 2009, the number of shares outstanding of the registrant’s common stock was 77,468,983 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on May 21, 2009, as described in the Cross-Reference Sheet and Table of Contents included herewith, are incorporated by reference into Part III of this Report.

LEAR CORPORATION AND SUBSIDIARIES

CROSS REFERENCE SHEET AND TABLE OF CONTENTS

(1)	Certain information is incorporated by reference, as indicated below, to the registrant’s Notice of Annual Meeting of Stockholders and Definitive Proxy Statement on Schedule 14A for its Annual Meeting of Stockholders to be held on May 21, 2009 (the “Proxy Statement”).

(2)	A portion of the information required is incorporated by reference to the Proxy Statement sections entitled “Election of Directors” and “Directors and Beneficial Ownership.”

(3)	Incorporated by reference to the Proxy Statement sections entitled “Directors and Beneficial Ownership — Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

(4)	A portion of the information required is incorporated by reference to the Proxy Statement section entitled “Directors and Beneficial Ownership — Security Ownership of Certain Beneficial Owners and Management.”

(5)	Incorporated by reference to the Proxy Statement sections entitled “Certain Relationships and Related-Party Transactions” and “Directors and Beneficial Ownership — Independence of Directors.”

(6)	Incorporated by reference to the Proxy Statement section entitled “Fees of Independent Accountants.”

PART I

ITEM 1 —	BUSINESS

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

BUSINESS OF THE COMPANY

General

We are a leading global tier I supplier of complete automotive seat systems, electrical distribution systems and electronic products with a global footprint that includes locations in 36 countries around the world. In 2008, we had net sales of $13.6 billion. Our business is focused on providing complete seat systems and the components thereof, as well as electrical distribution systems and electronic products, and we supply every major automotive manufacturer in the world. In seat systems, based on independent market studies and management estimates, we believe that we hold a #2 position globally on the basis of revenue. We estimate the global seat systems market to be approximately $50 billion. In electrical distribution systems, based on independent market studies and management estimates, we believe that we hold a #3 position in North America and a #4 position in Europe on the basis of revenue. We estimate the global electrical distribution systems market to be between $20 and $25 billion.

We have pursued a global strategy, aggressively expanding our sales and operations in Europe, South and Central America, Africa and Asia. Since 2002, we have realized a 10% compound annual growth rate in net sales outside of North America, with 64% of our 2008 net sales generated outside of North America. In Asia, we had net sales of $1.7 billion (on an aggregate basis, including both consolidated and unconsolidated sales) in 2008.

In 2008, our sales were comprised of the following vehicle categories: 65% cars, including 28% mid-size, 22% compact, 13% luxury/sport and 2% full-size, and 35% light truck, including 21% sport utility/crossover and 14% pickup and other light truck. We have expertise in all vehicle platform segments of the automotive market and expect to continue to win new business in line with market trends.

Since early 2005, the North American automotive market has become increasingly challenging. The automotive industry in North America is characterized by significant overcapacity, fierce competition and rapidly declining sales. In addition, higher fuel prices and an increased focus on carbon emissions have led to a shift in consumer preferences away from light trucks towards smaller vehicles, and the U.S. domestic automakers have faced increasing competition from foreign competitors. Furthermore, while having moderated in the latter part of 2008, higher commodity costs (principally, steel, copper, resins and other oil-based commodities) have caused margin pressure in the sector. In response, our North American customers have reduced production levels on several of our key platforms and have taken aggressive actions to reduce structural costs. In 2005, we initiated a comprehensive restructuring strategy to align our manufacturing capacity with demand and to more aggressively expand our low-cost country manufacturing initiatives to improve our overall cost structure. Although production volumes continued to decline in 2006 and 2007 on many of our key platforms, production schedules were less volatile, and we were able to significantly reduce our cost structure through the restructuring strategy initiated in 2005. As a result, our business demonstrated improved operating performance in 2006 and 2007.

Despite these improvements, our business in 2008 was severely affected by the turmoil in the global credit markets, significant reductions in new housing construction, volatile fuel prices and recessionary trends in the U.S. and global economies. These conditions had a dramatic impact on consumer vehicle demand in 2008, resulting in the lowest per capita sales rates in the United States in half a century and lower global automotive production following six years of steady growth. During 2008, North American industry production declined by approximately 16%, and European industry production declined by approximately 6% from 2007 levels. Production levels on several of our key platforms declined more significantly. The lower production levels, together with higher commodity costs, caused a significant decrease in our operating earnings in 2008. In response, we have expanded our restructuring actions to include further capacity reduction and census actions, as well as the elimination of non-core and non-essential spending. We have also scaled back new investment based on deferred program cycles and contraction in most emerging markets. Since 2005, we have incurred pretax costs of $580 million through 2008 in connection with our restructuring activities, resulting in an improvement of approximately $250 million in our on-going operating costs. Based on the latest global sales and production forecasts, we expect significant restructuring activities to continue in 2009.

As a result of the economic and credit crisis and its impact on the automotive industry, General Motors and Chrysler have sought funding support from the U.S. federal government, and General Motors has indicated that there is substantial doubt about its ability to continue as a going concern. Inclusive of their respective affiliates, General Motors and Chrysler accounted for 23% and 3% of our net sales in 2008. In January 2009, the U.S. federal government provided General Motors and Chrysler with an aggregate of $17 billion in loans through the Troubled Asset Relief Program. In February 2009, General Motors and Chrysler requested up to an aggregate of $22 billion in additional loans. In addition, General Motors and Chrysler have sought financial support from governments outside of the United States, and several of our customers outside of North America have sought financial support from their home countries. Notwithstanding any government financial support provided to the automotive industry, the financial prospects of several major automakers, as well as many companies within the supply base, remain highly uncertain. In February 2009, automotive suppliers in North America, represented by two trade groups, requested up to an aggregate of $26 billion in financial support from the U.S. government. Discussions with the U.S. Treasury Department regarding this request continue. It is uncertain whether any additional government support will be made available to the automotive industry generally, whether any government support will be made available directly to automotive suppliers and whether any such government support will be made available on commercially acceptable terms. The long-term impact of any such government support is also uncertain.

During the fourth quarter of 2008, we elected to borrow $1.2 billion under our primary credit facility to protect against possible disruptions in the capital markets and uncertain industry conditions, as well as to further bolster our liquidity position. As of December 31, 2008, we had approximately $1.6 billion in cash and cash equivalents on hand, providing adequate resources to satisfy ordinary course business obligations. We elected not to repay the amounts borrowed at year end in light of continued market and industry uncertainty. As a result, as of December 31, 2008, we were no longer in compliance with the leverage ratio covenant contained in our primary credit facility. We have been engaged in active discussions with a steering committee consisting of several significant lenders to address issues under our primary credit facility. On March 17, 2009, we entered into an amendment and waiver with the lenders under our primary credit facility which provides, through May 15, 2009, for: (1) a waiver of the existing defaults under our primary credit facility and (2) an amendment of the financial covenants and certain other provisions contained in our primary credit facility. Based upon the foregoing, we have classified all amounts outstanding under our primary credit facility as current liabilities in our consolidated balance sheet as of December 31, 2008, included in this Report. As a result of these factors, as well as adverse industry conditions, our independent registered public accounting firm has included an explanatory paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended December 31, 2008.

We are currently reviewing strategic and financing alternatives available to us and have retained legal and financial advisors to assist us in this regard. We are engaged in continuing discussions with the lenders under our primary credit facility and others regarding a restructuring of our capital structure. Such a restructuring would likely affect the terms of our primary credit facility, our other debt obligations, including our senior notes, and our common stock and may be effected through negotiated modifications to the agreements related to our debt obligations or through other forms of restructurings, which we may be required to effect under court supervision pursuant to a voluntary bankruptcy filing under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11”). There can be no assurance that an agreement regarding any such restructuring will be obtained on acceptable terms with the necessary parties or at all. If an acceptable agreement is not obtained, we will be in default under our primary credit facility as of May 16, 2009, and the lenders would have the right to accelerate the obligations upon the vote of the lenders holding a majority of outstanding commitments and borrowings thereunder. Acceleration of our obligations under the primary credit facility would constitute a default under our senior notes and would likely result in the acceleration of these obligations. In addition, a default under our primary credit facility could result in a cross-default or the acceleration of our payment obligations under other financing agreements. In any such event, we may be required to seek reorganization under Chapter 11. See Item 1A, “Risk Factors — In the event that we are unable to achieve an acceptable negotiated restructuring of our indebtedness, we may be forced to seek reorganization under the U.S. Bankruptcy Code.”

Although our immediate focus is on reducing operating costs and efficiently managing our business through challenging industry conditions and the overall economic downturn, we believe that there is significant longer-term opportunity for continued growth in our seating and electrical and electronic businesses and are pursuing a strategy focused around our global product capabilities. This strategy includes investing in new products and technologies, as well as selective vertical integration. We believe our commitment to superior customer service and quality, together with a cost competitive manufacturing footprint, will result in a global leadership position in each of our product segments and improved operating margins.

Strategy

Our principal operating objective is to strengthen and expand our position as a leading automotive supplier to the global automotive industry by focusing on the needs of our customers. We believe that the criteria for selection of automotive suppliers are not only cost, quality, delivery, service and innovation but also, increasingly, worldwide presence and the ability to work collaboratively to reduce cost throughout the entire system, increase functionality and bring new consumer driven products to market.

Specific elements of our strategy include:

•	Leverage Core Product Lines. We maintain a product-oriented approach to managing our business. We are focused on seat and electrical and electronic systems and components where we can provide value to our customers. The opportunity to strengthen our global leadership position in these segments exists as we develop new products, expand with our customers as they enter new markets globally and continue to enhance our relationships with global automotive manufacturers. In addition, we see an opportunity to offer increased value to our customers and to improve our product line profitability through selective vertical integration. In our seating segment, we are focused on increasing our capabilities in key components, such as seat structures and mechanisms, trim covers, seat foam and other selected products. By incorporating these key components into our fully-assembled seat systems, we are able to provide the highest quality product at the lowest total cost. We can offer our customers both complete seat integration capabilities, managing the supply of the entire seat system from development to just-in-time assembly and delivery, as well as key seat component capabilities, leveraging Lear’s proprietary technologies and low-cost manufacturing footprint. In our electrical and electronic segment, we believe that by leveraging our expertise in electrical and electronic architectures, we can grow our market share in core products, such as wire harnesses, terminals and connectors, junction boxes, body control modules and wireless systems. Building upon our smart junction box technologies and capabilities allows us to provide both full electrical distribution systems and integration, as well as key electrical and electronic components at a lower cost and with superior functionality. We believe that we are also positioned to increase our offerings of key electrical and electronic products for new hybrid/electric vehicles. Our progress in this rapidly-growing area is evidenced by recent program awards for electrical and electronic products for new models for General Motors, including the new Chevrolet Volt plug-in hybrid, and Fisker, as well as for the next generation of hybrid models for BMW, Land Rover and Renault.

•	Invest in New Technology. Our core products, seat systems, electrical distribution systems and electronic products, are extremely important to a consumer’s satisfaction with their vehicle. Our market research indicates that consumers most value the following product attributes: safety, comfort and convenience, environmental, craftsmanship, commonization, infotainment and flexibility. In addition to what consumers value most, the automotive manufacturers value innovation, light-weight and environmentally-friendly materials and superior quality. Our product development efforts are focused on providing the latest advances in technology, which meet or exceed the requirements of automotive manufacturers and their customers, at affordable cost levels. Within our seating segment, we provide industry-leading safety features, such as ProTec® PLuS, our second generation of self-aligning head restraints that significantly reduce whiplash injuries. We also offer numerous flexible seating configurations that meet a wide range of customer requirements. Currently, we are focused on creating light-weight seating solutions by capitalizing on the application of technology, such as our SoyFoamtm products and our Dynamic Environmental Comfort Structuretm System, which utilize alternative seating materials, and our LeanProfiletm seats, which feature low-mass, high-function and environmentally friendly features. Within our electrical and electronic segment, our proprietary electrical distribution and Radio Frequency (RF) technology provides several opportunities to provide value. We participate in the wireless control systems market with products such as our Car2Utm two-way keyless fobs that embed features such as remote-controlled engine start, door locks, climate controls, vehicle status and location. We also offer the Intellitire® Tire Pressure Monitoring System, an industry leading safety feature, and infotainment features such as integrated family entertainment systems. Currently, we are also developing high-end electronics for the premier luxury automotive manufacturers around the world, such as gateway modules, exterior and interior lighting controls and other highly integrated electronic body modules. In addition, we are developing new products for the rapidly growing hybrid/electric vehicle market by leveraging our core competency in electrical and electronic architecture, as well as key technology partnerships. To further these efforts, we recently opened our High Power Global Center of Excellence for the development of high-power electrical and electronic systems and components, in addition to our six advanced technology centers and several customer-focused product engineering centers. As discussed above, we received several significant program awards in 2008 for hybrid/electric vehicle systems and components.

•	Enhance Strong Customer Relationships. We believe that the long-standing and strong relationships we have built with our customers allow us to act as integral partners in identifying business opportunities and to anticipate the needs of our customers in the early stages of vehicle design. Quality continues to be a differentiating factor in the eyes of the consumer and a competitive cost factor for our customers. We are dedicated to providing superior customer service and to maintaining an excellent reputation for providing world-class quality at competitive prices. For our efforts, we continue to receive recognition from our customers and other industry sources. These include, for 2008, Supplier of the Year from General Motors for the third consecutive year, three World Excellence Awards from Ford Motor Company and Highest Quality Seat Supplier from Chrysler, as well as other recognition from every major automotive manufacturer we serve globally. We have also ranked as the Highest Quality Major Seat Manufacturer in the J.D. Power and Associates Seat Quality and Satisfaction Studysm for seven of the last eight years. We intend to maintain and improve the quality of our products and services through our ongoing “Quality First” initiatives.

•	Maintain Operational Excellence. To withstand fluctuations in industry demand, we continue to be proactive by maintaining an intense focus on the efficiency of our manufacturing operations and identifying opportunities to reduce our overall cost structure. We are organized in two global business units, seating and electrical and electronic, to maximize efficiencies across our global network and to leverage the benefits of our global scale. We manage our cost structure, in part, through ongoing continuous improvement and productivity initiatives throughout the organization, as well as initiatives to promote and enhance the sharing of technology, engineering, purchasing and capital investments across customer platforms and geographic regions. Our current initiatives include:

•	Restructuring Program: In 2005, we initiated a comprehensive restructuring strategy intended to (i) better align our manufacturing capacity with the changing needs of our customers, (ii) eliminate excess capacity and lower our operating costs and (iii) streamline our organizational structure and reposition our business for improved long-term profitability. In 2008, we expanded our restructuring activities in light of extremely adverse industry conditions globally. Since 2005, we have incurred pretax costs of $580 million, including $52 million of related manufacturing inefficiency charges, in connection with our restructuring activities. As a result of our overall restructuring activities, we have closed or initiated the closure of 28 manufacturing facilities and 10 administrative/engineering facilities, with a cumulative net headcount reduction of approximately 14,000 employees.

•	Flexible Seat Architecture: We have leveraged our global scale and product expertise to develop a flexible seat architecture. This flexible architecture allows us to leverage our existing design, engineering and development costs and deliver an enhanced end product with improved quality and craftsmanship.

•	Low-Cost Country Footprint: Our low-cost country strategy is designed to increase our global competitiveness from a manufacturing, engineering and sourcing standpoint. We currently support our global operations through more than 100 manufacturing and engineering facilities located in 21 low-cost countries. We have aggressively pursued this strategy by selectively expanding our vertical integration capabilities in Mexico, Eastern Europe, Africa and Asia. Furthermore, we have expanded our low-cost engineering capabilities in China, India and the Philippines.

•	Expand in Asia and with Asian Automotive Manufacturers Worldwide. We believe that it is important to have a manufacturing footprint that is in alignment with our customers’ global presence. The Asian markets still present significant growth opportunities, as major global automotive manufacturers have production expansion plans in this region to meet long-term demand. We believe we are well-positioned to take advantage of China’s emerging growth as we have an extensive network of high-quality manufacturing facilities throughout China, providing seating and electrical and electronic products to a variety of global customers for local production. We also have operations in Korea, India, Thailand and the Philippines, where we see opportunities for growth in serving local, regional and global markets. Our expansion in Asia has been accomplished, in part, through a series of joint ventures with our customers and/or local suppliers. We currently have 17 joint ventures throughout Asia. Additionally, we plan to support the Asian automotive manufacturers as they invest and expand globally.

Products

We currently conduct our business in two product operating segments: seating and electrical and electronic. The seating segment includes seat systems and the components thereof. The electrical and electronic segment includes electrical distribution systems and electronic products, primarily wire harnesses, junction boxes, terminals and connectors, various electronic control modules, wireless systems and high voltage components, as well as audio sound systems and in-vehicle television and video entertainment systems. We have divested substantially all of the assets of our interior segment. The interior segment included instrument panels and cockpit systems, headliners and overhead systems, door panels, flooring and acoustic systems and other interior products. Net sales by product segment as a percentage of total net sales is shown below:

For the Year Ended December 31,	2008	2007	2006

Seating	79%	76%	65%
Electrical and electronic	21	20	17
Interior	—	4	18

For further information related to our reportable operating segments, see Note 14, “Segment Reporting,” to the consolidated financial statements included in this Report.

•	Seating. The seating segment consists of the manufacture, assembly and supply of vehicle seating requirements. Seat systems typically represent 30% to 40% of the total cost of an automotive interior. We produce seat systems for automobiles and light trucks that are fully assembled and ready for installation. In all cases, seat systems are designed and engineered for specific vehicle models or platforms. We have developed Lear Flexible Seat Architecture, whereby we utilize base design concepts to build a program-specific seat, incorporating the latest performance requirements and safety technology, in a shorter period of time, thereby assisting our customers in achieving a faster time-to-market. Seat systems are designed to achieve maximum passenger comfort by adding a wide range of manual and power features, such as lumbar supports, cushion and back bolsters and leg supports. We also produce components that comprise the seat assemblies, such as seat structures and mechanisms, cut and sewn seat trim covers, headrests and seat foam.

As a result of our strong product design and technology capabilities, we are a leader in designing seats with enhanced safety and convenience features. For example, our ProTec® PLuS Self-Aligning Head Restraint is an advancement in seat passive safety features. By integrating the head restraint with the lumbar support, the occupant’s head is supported earlier and for a longer period of time in a rear-impact collision, potentially reducing the risk of injury. We also supply a patented integrated restraint seat system that uses an ultra high-strength steel tower and a split-frame design to improve occupant comfort and convenience, as well as a high-performance climate system for seat cooling and moisture removal. To address the increasing focus on craftsmanship, we have developed concave seat contours that eliminate wrinkles and provide improved styling. We are also satisfying the growing customer demand for reconfigurable and light-weight seats with our thin profile rear seat and our stadium slide seat system. For example, General Motors full-size sport utility vehicles and full-size pickups, as well as the Ford Taurus X, use our reconfigurable seat technology, and General Motors full-size sport utility vehicles, as well as the Ford Explorer, use our thin profile rear seat technology for their third row seats. Additionally, our LeanProfiletm seats incorporate the next generation of low-mass, high-function and environmentally friendly features, and our Dynamic Environmental Comfort Structuretm System offers a weight reduction of up to 85%, as compared to current foam seat designs, and utilizes environmentally friendly materials, which reduce CO2 emissions by an average of 60%. Our seating products also reflect our environmental focus. For example, in addition to our LeanProfiletm seats and Dynamic Environmental Comfort Structuretm System, our SoyFoamtm seats, which are used in the 2008 Ford Mustang, are up to 24% renewable, as compared to nonrenewable, petroleum-based foam.

•	Electrical and Electronic. The electrical and electronic segment consists of the manufacture, assembly and supply of electrical and electronic systems and components for the vehicle. With the increase in the number of electrical and electronically-controlled functions and features on the vehicle, there is an increasing focus on improving the functionality of the vehicle’s electrical and electronic architecture. We are able to provide our customers with engineering and design solutions and manufactured systems, modules and components that optimally integrate the electrical distribution system of wiring, terminals and connectors, junction boxes and electronic modules within the overall architecture of the vehicle. This integration can reduce the overall system cost and weight and improve the reliability and packaging by reducing the number of wires, terminals and connectors normally required to manage the vehicle’s electrical power and signal distribution. For example, our integrated seat adjuster module has two dozen fewer cut circuits and five fewer connectors, weighs one-half pound less and costs twenty percent less than a traditional separated electronic control unit and seat wiring system. In addition, our smart junction box expands the traditional junction box functionality by utilizing printed circuit board technologies, which allows additional function integration. To support growth opportunities in the hybrid/electric vehicle market, we recently opened our High Power Global Center of Excellence dedicated to the development of high-power wiring, terminals and connectors and hybrid-power electronic systems and components. Additionally, new models for General Motors, including the new Chevrolet Volt plug-in hybrid, and Fisker, as well as the next generation of hybrid models for BMW, Land Rover and Renault, will include one or more high power systems or components supplied by Lear, including high voltage wire harnesses, custom terminals and connectors, Smart Connectortm technology, Solid-State Smart Junction Boxtm, battery chargers and voltage quality modules.

Our electrical and electronic products can be grouped into four categories:

•	Electrical Distribution Systems. Wire harness assemblies are a collection of terminals, connectors and wires that connect all of the various electronic/electrical devices in the vehicle to each other and/or to a power source. Terminals and connectors are components of wire harnesses and other electronic/electrical devices that connect wire harnesses and other electronic/electrical devices. Fuse boxes are centrally located boxes in the vehicle that contain fuses and/or relays for circuit and device protection, as well as power distribution. Junction boxes serve as a connection point for multiple wire harnesses. They may also contain fuses and relays for circuit and device protection.

•	Smart Junction Boxes and Body Control Modules. Smart junction boxes are junction boxes with integrated electronic functionality often contained in other body control modules. Smart junction boxes eliminate interconnections, increase overall system reliability and can reduce the number of electronic modules in the vehicle. Certain vehicles may have two or three smart junction boxes linked as a multiplexed buss line. Body control modules control various interior comfort and convenience features. These body control modules may consolidate multiple functions into a single module or may focus on a specific function or part of the car interior, such as the integrated seat adjuster module or the integrated door module. The integrated seat adjuster module combines seat adjustment, power lumbar support, memory function and seat heating. The integrated door module combines the controls for window lift, door lock, power mirror and seat heating and ventilation.

•	Wireless systems. Wireless products send and receive signals using radio frequency technology. Our wireless systems include passive entry systems, dual range/dual function remote keyless entry systems and tire pressure monitoring systems. Passive entry systems allow the vehicle operator to unlock the door without using a key or physically activating a remote keyless fob. Dual range/dual function remote keyless entry systems allow a single transmitter to perform multiple functions. For example, our Car2Utm remote keyless entry system can control and display the status of the vehicle, such as starting the engine, locking and unlocking the doors, opening the trunk and setting the cabin temperature. In addition, dual range/dual function remote keyless entry systems combine remote keyless operations with vehicle immobilizer capability. Our tire pressure monitoring system, known as the Lear Intellitire® Tire Pressure Monitoring System, alerts drivers when a tire has low pressure. We have received production awards for Intellitire® from Ford for many of their North American vehicles and from Hyundai for several of their models. Automotive manufacturers were required to have tire pressure monitoring systems on all new vehicles sold in the United States for model year 2008.

•	Specialty Electronics. Our lighting control module integrates electronic control logic and diagnostics with the headlamp switch. Entertainment products include sound systems, in-vehicle television tuner modules and floor-, seat- or center console-mounted Media Console with a flip-up screen that provides DVD and video game viewing for back-seat passengers.

Manufacturing

A description of the manufacturing processes for each of our two operating segments is set forth below.

•	Seating. Our seat assembly facilities generally use just-in-time manufacturing techniques, and products are delivered to the automotive manufacturers on a just-in-time basis, matching our customer’s exact build specifications for a particular day and shift, thereby reducing inventory levels. These facilities are typically located adjacent to or near our customers’ manufacturing and assembly sites. Our seat components, including mechanisms, seat covers and foam, are manufactured in batches, utilizing facilities in low-cost regions. The principal raw materials used in our seat systems, including steel, aluminum and foam chemicals, are generally available and obtained from multiple suppliers under various types of supply agreements. Leather, fabric, foam, seat frames, mechanisms and certain other components are either manufactured internally or purchased from multiple suppliers under various types of supply agreements. The majority of our steel purchases are comprised of components that are integrated into a seat system, such as seat frames, mechanisms and mechanical components. Therefore, our exposure to changes in steel prices is primarily indirect, through these purchased components. We utilize a combination of short-term and long-term supply contracts to purchase key components. We generally retain the right to terminate these agreements if our supplier does not remain competitive in terms of quality, delivery, technology or customer support.

•	Electrical and Electronic. Electrical distribution systems are networks of wiring and associated control devices that route electrical power and signals throughout the vehicle. Wire harness assemblies consist of raw, coiled wire, which is automatically cut to length and terminated. Individual circuits are assembled together on a jig or table, inserted into connectors and wrapped or taped to form wire harness assemblies. Substantially all of our materials are purchased from suppliers, with the exception of a portion of the terminals and connectors that are produced internally. The majority of our copper purchases are comprised of extruded wire that is integrated into electrical wire. Certain materials are available from a limited number of suppliers. Supply agreements typically last for up to one year, and our copper wire contracts are generally subject to price index agreements. The assembly process is labor intensive, and as a result, production is generally performed in low-cost labor sites in Mexico, Honduras, Eastern Europe, Africa and the Philippines.

Some of the principal components attached to the wire harness assemblies that we manufacture include junction boxes and electronic control modules. Junction boxes are manufactured in North America, Europe and the Philippines with a proprietary, capital-intensive assembly process, using printed circuit boards, a portion of which are purchased from third-party suppliers. Proprietary processes have been developed to improve the function of these junction boxes in harsh environments, including high temperatures and humidity. Electronic control modules are assembled using high-speed surface mount placement equipment in both North America and Europe.

While we internally manufacture many of the components that are described above, a substantial portion of these components are furnished by independent, tier II automotive suppliers and other vendors throughout the world. In certain instances, it would be difficult and expensive for us to change suppliers of products and services that are critical to our business. With the continued decline in the automotive production of our key customers and substantial and continuing pressures to reduce costs, certain of our suppliers have experienced, or may experience, financial difficulties. We seek to proactively manage our supplier relationships to minimize any significant disruptions of our operations. However, adverse developments affecting one or more of our major suppliers, including certain sole-source suppliers, could negatively impact our operating results. See Item 1A, “Risk Factors — The financial distress of our major customers and within the supply base could significantly affect our operating performance.”

Customers

We serve the worldwide automotive and light truck market, which produced over 65 million vehicles in 2008. We have automotive interior content on over 300 vehicle nameplates worldwide, and our major automotive manufacturing customers (including customers of our non-consolidated joint ventures) currently include:

• BMW	• ChangAn	• Chery	• Chrysler
• Daimler	• Dongfeng	• Fiat	• First Autoworks
• Ford	• GAZ	• General Motors	• Honda
• Hyundai	• Isuzu	• Mahindra & Mahindra	• Mazda
• Mitsubishi	• Nissan	• Porsche	• PSA
• Renault	• Subaru	• Suzuki	• Tata
• Toyota	• Volkswagen

During the year ended December 31, 2008, General Motors and Ford, two of the largest automotive and light truck manufacturers in the world, together accounted for approximately 37% of our net sales, excluding net sales to Saab and Volvo, which are affiliates of General Motors and Ford. Inclusive of their respective affiliates, General Motors and Ford accounted for approximately 23% and 19%, respectively, of our net sales in 2008. In addition, BMW accounted for approximately 12% of our net sales in 2008. For further information related to our customers and domestic and foreign sales and operations, see Note 14, “Segment Reporting,” to the consolidated financial statements included in this Report.

We receive blanket purchase orders from our customers. These purchase orders generally provide for the supply of a customer’s annual requirements for a particular vehicle model, or in some cases, for the supply of a customer’s requirements for the life of a particular vehicle model, rather than for the purchase of a specified quantity of products. Although purchase orders may be terminated at any time by our customers, such terminations have been minimal and have not had a material impact on our operating results. Our primary risks are that an automotive manufacturer will produce fewer units of a vehicle model than anticipated or that an automotive manufacturer will not award us a replacement program following the life of a vehicle model. In order to reduce our reliance on any one vehicle model, we produce automotive systems and components for a broad cross-section of both new and established models. However, larger passenger cars and light trucks typically have more interior content and, therefore, tend to have a more significant impact on our operating performance. Our net sales for the year ended December 31, 2008, were comprised of the following vehicle categories: 65% cars, including 28% mid-size, 22%

compact, 13% luxury/sport and 2% full-size, and 35% light truck, including 21% sport utility/crossover and 14% pickup and other light truck.

Our agreements with our major customers generally provide for an annual productivity cost reduction. Historically, cost reductions through product design changes, increased productivity and similar programs with our suppliers have generally offset these customer-imposed productivity cost reduction requirements. However, in 2005, unprecedented increases in raw material, energy and commodity costs had a material adverse impact on our operating results. These costs have been extremely volatile over the past several years and were significantly higher throughout much of 2008. While we have developed and implemented strategies to mitigate or partially offset the impact of higher raw material, energy and commodity costs, these strategies typically offset only a portion of the adverse impact. Although raw material, energy and commodity costs have recently moderated, these costs remain volatile, and no assurances can be given that we will be able to achieve such customer-imposed cost reduction targets in the future.

Technology

Advanced technology development is conducted at our six advanced technology centers and at our product engineering centers worldwide. At these centers, we engineer our products to comply with applicable safety standards, meet quality and durability standards, respond to environmental conditions and conform to customer and consumer requirements. Our global innovation and technology center located in Southfield, Michigan, develops and integrates new concepts and is our central location for consumer research, benchmarking, craftsmanship and industrial design activity. Our High Power Global Center of Excellence supports growth opportunities in the hybrid/electric vehicle market through the development of high-power electrical and electronic systems and components.

We also have state-of-the-art testing, instrumentation and data analysis capabilities. We own an industry-leading seat validation test center featuring crashworthiness, durability and full acoustic and sound quality testing capabilities. Together with computer-controlled data acquisition and analysis capabilities, this center provides precisely controlled laboratory conditions for sophisticated testing of parts, materials and systems. We also maintain electromagnetic compatibility labs at several of our electrical and electronic facilities, where we develop and test electronic products for compliance with government requirements and customer specifications.

We have developed independent brand and marketing strategies for each of our product segments and focused our efforts in three principal areas: (i) where we have a competitive advantage, such as our flexible seat architecture, our industry-leading ProTec® products, including our self-aligning head restraints, and our leading electronic technology, including our solid state junction boxes, (ii) where we perceive that there is a significant market opportunity, such as electrical and electronic products for the hybrid/electric vehicle market, and (iii) where we can contribute the most to the next generation of more fuel efficient vehicles, such as our alternative light-weight, low-mass products, including SoyFoamtm and Dynamic Environmental Comfort Structuraltm System.

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

We continue to develop new products and technologies, including solid state smart junction boxes and new radio-frequency products like our Car2Utm Home Automation System, as well as high-end electronics for the premier luxury automotive manufacturers around the world, such as gateway modules, exterior and interior lighting controls and other highly integrated electronic body modules. Solid state junction boxes represent a significant improvement over existing smart junction box technology because they replace the relatively large fuses and relays with solid-state drivers. Importantly, the technology is an enabler for the integration of additional feature content into the smart junction box. This integration combined with the benefits from the solid state smart junction box technology results in a sizable cost reduction for the electrical system. We have also created certain brand identities, which identify products for our customers, including the ProTec® brand of products optimized for interior safety, the Aventinotm collection of premium automotive leather and the EnviroTectm brand of environmentally friendly products, such as Soy Foamtm.

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

We have dedicated, and will continue to dedicate, resources to research and development. Research and development costs incurred in connection with the development of new products and manufacturing methods, to the extent not recoverable from our customers, are charged to selling, general and administrative expenses as incurred. These costs amounted to approximately $113 million, $135 million and $170 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Joint Ventures and Minority Interests

We form joint ventures in order to gain entry into new markets, facilitate the exchange of technical information, expand our product offerings and broaden our customer base. In particular, we believe that certain joint ventures have provided us, and will continue to provide us, with the opportunity to expand our business relationships with Asian automotive manufacturers. In 2008, our joint ventures continued to be awarded new business with Asian automotive manufacturers both in Asia and elsewhere (including seating business with Dongfeng Peugeot Citroen Automobile Co., Beijing Hyundai Motor Co., Beijing Benz DaimlerChrysler Automobile Co. and ChangAn Automobile Group in China; seating business with Proton Automobile Sdn. Bhd. in Malaysia; and electrical and electronic business with Chery Automobile Co., Ltd. and SAIC Motor Corporation Ltd. in China).

In October 2006, we completed the contribution of substantially all of our European interior business to International Automotive Components Group, LLC (“IAC Europe”), a joint venture with affiliates of WL Ross & Co. LLC (“WL Ross”) and Franklin Mutual Advisors, LLC (“Franklin”), in exchange for an approximately one-third equity interest in IAC Europe. Our European interior business included substantially all of our interior components business in Europe (other than Italy and one facility in France), consisting of nine manufacturing facilities in five countries supplying instrument panels and cockpit systems, overhead systems, door panels and interior trim to various original equipment manufacturers. IAC Europe also owns the European interior business formerly held by Collins & Aikman Corporation (“C&A”).

In March 2007, we completed the transfer of substantially all of the assets of our North American interior business (as well as our interests in two China joint ventures) to International Automotive Components Group North America, Inc. (“IAC”), a wholly owned subsidiary of International Automotive Components Group North America, LLC (“IAC North America”), a joint venture with affiliates of WL Ross and Franklin. In October 2007, IAC North America completed the acquisition of the soft trim division of C&A. After giving effect to these transactions, we own 18.75% of the total outstanding shares of common stock of IAC North America. As a result of rapidly deteriorating industry conditions, we recognized an impairment charge of $34 million related to our investment in IAC North America in the fourth quarter of 2008. For a further discussion of this impairment charge, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Matters — Impairment of Investments in Affiliates.” We have no further funding obligations with respect to this affiliate. Therefore, in the event that IAC North America requires additional capital to fund its existing operations, our equity ownership percentage would likely be diluted.

We currently have 28 operating joint ventures located in 18 countries. Of these joint ventures, 11 are consolidated and 17 are accounted for using the equity method of accounting; 17 operate in Asia, seven operate in North America (including four that are dedicated to serving Asian automotive manufacturers) and four operate in Europe and Africa. Net sales of our consolidated joint ventures accounted for approximately 7% of our consolidated net sales for the year ended December 31, 2008. As of December 31, 2008, our investments in non-consolidated joint ventures totaled $190 million and supported more than 20 customers. For further information related to our joint ventures, see Note 7, “Investments in Affiliates and Other Related Party Transactions,” to the consolidated financial statements included in this Report.

Competition

Within each of our operating segments, we compete with a variety of independent suppliers and automotive manufacturer in-house operations, primarily on the basis of cost, quality, technology, delivery and service. A summary of our primary independent competitors is set forth below.

•	Seating. We are one of two primary independent suppliers in the outsourced North American seat systems market. Our primary independent competitor in this market is Johnson Controls. Magna International Inc., Faurecia, TS Tech Co., Ltd. and Toyota Boshoku also have a presence in this market. Our major independent competitors are Johnson Controls and Faurecia in Europe and Johnson Controls, TS Tech Co., Ltd. and Toyota Boshoku in Asia.

•	Electrical and Electronic. We are one of the leading independent suppliers of automotive electrical distribution systems in North America and Europe. Our major competitors include Delphi, Yazaki, Sumitomo and Leoni. The automotive electronic products industry remains highly fragmented. Participants in this segment include Alps, Bosch, Cherry, Continental, Delphi, Denso, Kostal, Methode, Niles, Omron, TRW, Tokai Rika, Valeo, Visteon and others.

As the automotive supplier industry becomes increasingly global, certain of our European and Asian competitors have begun to establish a stronger presence in North America, which is likely to increase competition in this region.

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

Employees

As of December 31, 2008, Lear employed approximately 80,000 people worldwide, including approximately 8,000 people in the United States and Canada, approximately 27,000 in Mexico and Central America, approximately 29,000 in Europe and approximately 16,000 in other regions of the world. A substantial number of our employees are members of unions. We have collective bargaining agreements with several unions, including: the United Auto Workers; the Canadian Auto Workers; UNITE; and the International Association of Machinists and Aerospace Workers. All of our unionized facilities in the United States and Canada have a separate agreement with the union that represents the workers at such facilities, with each such agreement having an expiration date that is independent of other collective bargaining agreements. The majority of our European and Mexican employees are members of industrial trade union organizations and confederations within their respective countries. Many of these organizations and confederations operate under national contracts, which are not specific to any one employer. We have occasionally experienced labor disputes at our plants. We have been able to resolve all such labor disputes and believe our relations with our employees are generally good. See Item 1A, “Risk Factors — A significant labor dispute involving us or one or more of our customers or suppliers or that could otherwise affect our operations could reduce our sales and harm our profitability,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements.”

Available Information on our Website

Our website address is http://www.lear.com. We make available on our website, free of charge, the periodic reports that we file with or furnish to the Securities and Exchange Commission (“SEC”), as well as all amendments to these reports, as soon as reasonably practicable after such reports are filed with or furnished to the SEC. We also make available on our website, or in printed form upon request, free of charge, our Corporate Governance Guidelines, Code of Business Conduct and Ethics (which includes specific provisions for our executive officers), charters for the standing committees of our Board of Directors and other information related to the Company.

The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. The public may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information related to issuers that file electronically with the SEC.

ITEM 1A —	RISK FACTORS

Our business, financial condition, operating results and cash flows may be impacted by a number of factors. In addition to the factors affecting specific business operations identified in connection with the description of these operations and the financial results of these operations elsewhere in this Report, the most significant factors affecting our operations include the following:

•	In the event that we are unable to achieve an acceptable negotiated restructuring of our indebtedness, we may be forced to seek reorganization under the U.S. Bankruptcy Code.

We are engaged in continuing discussions with the lenders under our primary credit facility and others regarding a restructuring of our capital structure. Such a restructuring would likely affect the terms of our primary credit facility, our other debt obligations, including our senior notes, and our common stock and may be effected through negotiated modifications to the agreements related to our debt obligations or through other forms of restructurings, which we may be required to effect under court supervision pursuant to a voluntary bankruptcy filing under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11”). There can be no assurance that an agreement regarding any such restructuring will be obtained on acceptable terms with the necessary parties or at all. If an acceptable agreement is not obtained, we will be in default under our primary credit facility as of May 16, 2009, and the lenders would have the right to accelerate the obligations upon the vote of the lenders holding a majority of outstanding commitments and borrowings thereunder. Acceleration of our obligations under the primary credit facility would constitute a default under our senior notes and would likely result in the acceleration of these obligations. In addition, the default under our primary credit facility could result in a cross-default or the acceleration of our payment obligations under other financing agreements. In any such event, we may be required to seek reorganization under Chapter 11.

•	Our independent registered public accounting firm has included an explanatory paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended December 31, 2008.

As discussed in Item 1, “Business — Business of the Company — General,” we have classified all amounts outstanding under our primary credit facility as current liabilities in our consolidated balance sheet as of December 31, 2008, included in this Report. As a result of these factors, as well as adverse industry conditions, our independent registered public accounting firm has included an explanatory paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended December 31, 2008. The presence of the going concern explanatory paragraph may have an adverse impact on our relationship with third parties with whom we do business, including our customers, vendors and employees and could make it challenging and difficult for us to raise additional debt or equity financing to the extent needed, all of which could have a material adverse impact on our business, results of operations, financial condition and prospects.

•	A decline in the production levels of our major customers could reduce our sales and harm our profitability.

Demand for our products is directly related to the automotive vehicle production of our major customers. Automotive sales and production can be affected by general economic or industry conditions, labor relations issues, fuel prices, regulatory requirements, trade agreements and other factors. Automotive industry conditions in North America and Europe have been and continue to be extremely challenging. In North America, the industry is characterized by significant overcapacity, fierce competition and rapidly declining sales. In Europe, the market structure is more fragmented with significant overcapacity and declining sales. Our business in 2008 was severely affected by the turmoil in the global credit markets, significant reductions in new housing construction, volatile fuel prices and recessionary trends in the U.S. and global economies. These conditions had a dramatic impact on consumer vehicle demand in 2008, resulting in the lowest per capita sales rates in the United States in half a century and lower global automotive production following six years of steady growth. During 2008, North American industry production levels declined by approximately 16%, and European production levels declined by approximately 6% from 2007 levels. Production levels on several of our key platforms declined more significantly. The lower production levels caused a significant decrease in our operating earnings in 2008 and are expected to have an even greater impact in 2009.

General Motors and Ford, our two largest customers, together accounted for approximately 37% of our net sales in 2008, excluding net sales to Saab and Volvo, which are affiliates of General Motors and Ford. We expect that these customers will continue to account for significant percentages of our net sales in 2009. Automotive production by General Motors and Ford has declined substantially between 2000 and 2008. The automotive operations of General Motors, Ford and Chrysler have experienced significant operating losses, and these automakers are continuing to restructure their North American operations, which could have a material adverse impact on our future operating results. While we have been aggressively seeking to expand our business in the Asian market and with Asian automotive manufacturers worldwide to offset these declines, no assurances can be given as to how successful we will be in doing so. As a result, lower production levels by our major customers, particularly with respect to models for which we are a significant supplier, could materially reduce our sales and harm our profitability, thereby making it more difficult for us to make payments under our indebtedness or resulting in a decline in the value of our common stock.

•	The financial distress of our major customers and within the supply base could significantly affect our operating performance.

During 2008, General Motors and Ford continued to significantly lower production levels on several of our key platforms, particularly SUVs and light truck platforms, in response to market demand. Lower production levels are expected to continue during 2009. In addition, these customers have experienced declining market shares in North America over the past several years and are continuing to restructure their North American operations in an effort to improve profitability. The domestic automotive manufacturers are also burdened with substantial structural costs, such as pension and healthcare costs, that have impacted their profitability and labor relations. Most other global automotive manufacturers are also experiencing lower demand and operating losses. In this environment, it is difficult to forecast future customer production schedules, the potential for labor disputes and the success or sustainability of any of the strategies undertaken by our major customers in response to the current industry environment. This environment has also resulted in additional pricing pressure on automotive suppliers, like us, to reduce the cost of our products, which would reduce our margins. In addition, cuts in production schedules are sometimes announced by our customers with little advance notice, making it difficult for us to respond with corresponding cost reductions.

Given the difficult environment in the automotive industry, there is an increased risk of bankruptcies or similar events. Each of General Motors and Chrysler has reported severe liquidity concerns and the potential inability to meet short-term cash funding requirements. These domestic automakers have sought funding support from the U.S. federal government in light of the economic and credit crisis and its impact on the automotive industry, and General Motors has indicated that there is substantial doubt about its ability to continue as a going concern. In January 2009, the U.S. federal government provided General Motors and Chrysler with an aggregate of $17 billion in loans through the Troubled Asset Relief Program. In February 2009, General Motors and Chrysler requested up to an aggregate of $22 billion in additional loans. In addition, General Motors and Chrysler have sought financial support from governments outside of the United States, and several of our customers outside of North America have sought financial support from their home countries. Notwithstanding any government financial support provided to the automotive industry, the financial prospects of several major automakers, as well as many companies within the supply base, remain highly uncertain. In February 2009, automotive suppliers in North America, represented by two trade groups, requested up to an aggregate of $26 billion in financial support from the U.S. government. Discussions with the U.S. Treasury Department regarding this request continue. It is uncertain whether any additional government support will be made available to the automotive industry generally, whether any government support will be made available directly to automotive suppliers and whether any such government support will be made available on commercially acceptable terms. The long-term impact of any such government support is also uncertain.

Our supply base has also been adversely affected by industry conditions. Lower production levels globally and increases in raw material, energy and commodity costs during 2008 have resulted in severe financial distress among many companies within the automotive supply base. Several large automotive suppliers have filed for bankruptcy protection or ceased operations. Unfavorable industry conditions have also resulted in financial distress within our supply base and an increase in commercial disputes and the risk of supply disruption. In addition, the adverse industry environment has required us to provide financial support to distressed suppliers and to take other measures to ensure uninterrupted production. While we have developed and implemented strategies to mitigate these factors, we have offset only a portion of the adverse impact. The continuation or worsening of these industry conditions would adversely affect our profitability, operating results and cash flow.

•	The discontinuation of, the loss of business with respect to or a lack of commercial success of a particular vehicle model for which we are a significant supplier could reduce our sales and harm our profitability.

Although we have purchase orders from many of our customers, these purchase orders generally provide for the supply of a customer’s annual requirements for a particular vehicle model and assembly plant, or in some cases, for the supply of a customer’s requirements for the life of a particular vehicle model, rather than for the purchase of a specific quantity of products. In addition, it is possible that customers could elect to manufacture components internally that are currently produced by outside suppliers, such as Lear. The discontinuation of, the loss of business with respect to or a lack of commercial success of a particular vehicle model for which we are a significant supplier could reduce our sales and harm our profitability, thereby making it more difficult for us to make payments under our indebtedness or resulting in a decline in the value of our common stock.

•	Our substantial international operations make us vulnerable to risks associated with doing business in foreign countries.

As a result of our global presence, a significant portion of our revenues and expenses are denominated in currencies other than the U.S. dollar. In addition, we have manufacturing and distribution facilities in many foreign countries, including countries in Europe, Central and South America, Africa and Asia. International operations are subject to certain risks inherent in doing business abroad, including:

•	exposure to local economic conditions;

•	expropriation and nationalization;

•	foreign exchange rate fluctuations and currency controls;

•	withholding and other taxes on remittances and other payments by subsidiaries;

•	investment restrictions or requirements;

•	export and import restrictions; and

•	increases in working capital requirements related to long supply chains.

Expanding our business in Asia and enhancing our business relationships with Asian automotive manufacturers worldwide are important elements of our strategy. In addition, our strategy includes increasing our European market share and expanding our manufacturing operations in lower-cost regions. As a result, our exposure to the risks described above is substantial. The likelihood of such occurrences and their potential effect on us vary from country to country and are unpredictable. However, any such occurrences could be harmful to our business and our profitability, thereby making it more difficult for us to make payments under our indebtedness or resulting in a decline in the value of our common stock.

•	High raw material costs could continue to have a significant adverse impact on our profitability.

Unprecedented increases in raw material, energy and commodity costs have had a material adverse impact on our operating results since 2005. These costs have been extremely volatile over the past several years and were significantly higher throughout much of 2008. While we have developed and implemented strategies to mitigate or partially offset the impact of higher raw material, energy and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. Although raw material, energy and commodity costs have recently moderated, these costs remain volatile and could continue to have an adverse impact on our operating results in the foreseeable future. In addition, no assurances can be given that cost increases will not have a larger adverse impact on our profitability and financial position than currently anticipated.

•	A significant labor dispute involving us or one or more of our customers or suppliers or that could otherwise affect our operations could reduce our sales and harm our profitability.

Most of our employees and a substantial number of the employees of our largest customers and suppliers are members of industrial trade unions and are employed under the terms of collective bargaining agreements. Virtually all of our unionized facilities in the United States and Canada have a separate agreement with the union that represents the workers at such facilities, with each such agreement having an expiration date that is independent of other collective bargaining agreements. We have collective bargaining agreements covering approximately 55,000 employees globally. Within the United States and Canada, contracts covering 38% of our unionized workforce are scheduled to expire during 2009. A labor dispute involving us or one or more of our customers or suppliers or that could otherwise affect our operations could reduce our sales and harm our profitability, thereby making it more difficult for us to make payments under our indebtedness or resulting in a decline in the value of our common stock. A labor dispute involving another supplier to our customers that results in a slowdown or closure of our customers’ assembly plants where our products are included in assembled vehicles also could have a material adverse effect on our business. In addition, the inability by us or any of our suppliers, our customers or our customers’ other suppliers to negotiate an extension of a collective bargaining agreement upon its expiration could reduce our sales and harm our profitability. Significant increases in labor costs as a result of the renegotiation of collective bargaining agreements could also be harmful to our business and our profitability.

•	Adverse developments affecting one or more of our major suppliers could harm our profitability.

We obtain components and other products and services from numerous tier II automotive suppliers and other vendors throughout the world. In certain instances, it would be difficult and expensive for us to change suppliers of products and services that are critical to our business. In addition, our customers designate many of our suppliers, and as a result, we do not always have the ability to change suppliers. With the continued decline in the automotive production of our key customers and substantial and continuing pressures to reduce costs, certain of our suppliers have experienced, or may experience, financial difficulties. Any significant disruption in our supplier relationships, including relationships with certain sole-source suppliers, could harm our profitability, thereby making it more difficult for us to make payments under our indebtedness or resulting in a decline in the value of our common stock.

•	We have substantial indebtedness, which could restrict our business activities.

As of December 31, 2008, we had $3.5 billion of outstanding indebtedness. Industry conditions continue to evolve rapidly, and we are unable to predict the actions that we may be required to take in order to maintain our strong cash position and access to liquidity in response to these evolving conditions. Our inability to generate sufficient cash flow to satisfy our debt obligations or to refinance our debt obligations on commercially reasonable terms would have a material adverse effect on our business, financial condition and results of operations.

Our substantial indebtedness could:

•	make it more difficult for us to satisfy our obligations under our indebtedness;

•	limit our ability to borrow money for working capital, capital expenditures, debt service requirements or other corporate purposes;

•	require us to dedicate a substantial portion of our cash flow to payments on our indebtedness, which would reduce the amount of cash flow available to fund working capital, capital expenditures, product development and other corporate requirements;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to respond to business opportunities; and

•	subject us to financial and other restrictive covenants, the failure of which to satisfy could result in a default under our indebtedness.

•	Significant changes in discount rates, the actual investment return on pension assets and other factors could affect our earnings, equity and pension contributions.

Our earnings may be positively or negatively impacted by the amount of income or expense recorded for our qualified pension plans. Accounting principles generally accepted in the United States (“GAAP”) require that income or expense for the pension plans be calculated at the annual measurement date using actuarial assumptions and calculations. These calculations reflect certain assumptions, the most significant of which relate to the capital markets, interest rates and other economic conditions. Changes in key economic indicators can change the assumptions. These assumptions, along with the actual value of assets at the measurement date, will impact the calculation of pension expense for the year. Although GAAP expense and pension contributions are not directly related, the key economic indicators that affect GAAP expense also affect the amount of cash that we would contribute to the pension plans. As a result of current economic instability, the investment portfolio of the pension plans has experienced volatility and a decline in fair value. Because the values of these pension plan assets have and will fluctuate in response to changing market conditions, the amount of gains or losses that will be recognized in subsequent periods, the impact on the funded status of the pension plans and the future minimum required contributions, if any, could have a material adverse effect on our liquidity, financial condition and results of operations, but such impact cannot be determined at this time.

•	Impairment charges relating to our goodwill and long-lived assets may have a material adverse effect on our earnings and results of operations.

We regularly monitor our goodwill and long-lived assets for impairment indicators. In conducting our goodwill impairment testing, we compare the fair value of each of our reporting units to the related net book value. In conducting our impairment analysis of long-lived assets, we compare the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. Changes in economic or operating conditions impacting our estimates and assumptions could result in the impairment of our goodwill or long-lived assets. In the event that we determine our goodwill or long-lived assets are impaired, we may be required to record a significant charge to earnings in our financial statements that would have a material adverse effect on our results of operations. For example, as reported in our financial results for the year ended December 31, 2008, in accordance with GAAP we recorded goodwill impairment charges of $530 million related to our electrical and electronic segment, as well as an impairment charge of $34 million related to our equity investment in International Automotive Components

Group North America, LLC. Future impairment charges, if any, may have a material adverse effect on our results of operations.

•	Our failure to execute our strategic objectives would negatively impact our business.

Our financial performance and profitability depend in part on our ability to successfully execute our strategic objectives. Our corporate strategy involves, among other things, leveraging our core product lines, investing in strategic growth initiatives and restructuring actions, strengthening our electrical and electronic business and expanding in Asia and with Asian manufacturers worldwide. Various factors, including our substantial leverage, adverse industry conditions and the other matters described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including “— Forward-Looking Statements,” could adversely impact our ability to execute our corporate strategy. There also can be no assurance that, even if implemented, our strategic objectives will be successful.

•	A significant product liability lawsuit, warranty claim or product recall involving us or one of our major customers could harm our profitability.

In the event that our products fail to perform as expected and such failure results in, or is alleged to result in, bodily injury and/or property damage or other losses, we may be subject to product liability lawsuits and other claims. In addition, we are a party to warranty-sharing and other agreements with certain of our customers related to our products. These customers may pursue claims against us for contribution of all or a portion of the costs associated with product liability and warranty claims, recalls or other corrective actions involving our products. We carry insurance for certain product liability claims, but such coverage may be limited. We do not maintain insurance for product warranty or recall matters. These types of claims could significantly harm our profitability, thereby making it more difficult for us to make payments under our indebtedness or resulting in a decline in the value of our common stock.

•	We are involved from time to time in legal proceedings and commercial or contractual disputes, which could have an adverse impact on our profitability and financial position.

We are involved in legal proceedings and commercial or contractual disputes that, from time to time, are significant. These are typically claims that arise in the normal course of business including, without limitation, commercial or contractual disputes, including disputes with our suppliers, competitors or customers, intellectual property matters, personal injury claims, environmental issues, tax matters and employment matters. No assurances can be given that such proceedings and claims will not have a material adverse impact on our profitability and financial position.

•	If we cannot continue to meet the New York Stock Exchange (“NYSE”) continued listing requirements, the NYSE may suspend or delist our common stock.

Our business has been and may continue to be affected by worldwide macroeconomic factors, including uncertainties in the credit and capital markets and adverse industry conditions. These factors have contributed to a decline in the closing price of our common stock listed on the NYSE. The NYSE applies continued listing requirements to all listed companies, including an average minimum daily closing price of $1.00 over a consecutive 30-day trading period for listed securities. Recently, however, the NYSE temporarily suspended, until June 30, 2009, the application of this $1.00 stock price criteria and also lowered its market capitalization standard for listed companies. Notwithstanding such action by the NYSE, in the future, if we are unable to meet one or more of the continued listing criteria, our common stock could be subject to delisting or suspension by the NYSE. The commencement of delisting or suspension procedures by the NYSE remains, at all times, at the discretion of the NYSE. A delisting or suspension of our common stock could negatively impact us by reducing the liquidity of the trading market for our common stock and the number of investors willing to hold our common stock, which could also negatively impact our ability to raise capital through equity or debt financing.

ITEM 1B —	UNRESOLVED STAFF COMMENTS

None.

ITEM 2 —	PROPERTIES

As of December 31, 2008, our operations were conducted through 210 facilities, some of which are used for multiple purposes, including 169 manufacturing facilities and assembly sites, 32 administrative/technical support facilities, six advanced technology centers and three distribution centers, in 36 countries. We also have warehouse facilities in the regions in which we operate. Our corporate headquarters is located in Southfield, Michigan. Our facilities range in size up to 613,417 square feet.

Of our 210 total facilities, which include facilities owned or leased by our consolidated subsidiaries, 86 are owned and 124 are leased with expiration dates ranging from 2009 through 2053. We believe that substantially all of our property and equipment is in good condition and that we have sufficient capacity to meet our current and expected manufacturing and distribution needs. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Condition.”

The following table presents the locations of our operating facilities and the operating segments (1) that use such facilities:

Argentina	Germany	Japan	Slovakia	United States	(1) Legend
Cordoba, BA (S)
Escobar, BA (S)
Pacheco, BA (E)

Australia
Flemington (A/T)

Austria
Koeflach (S)

Belgium
Genk (S)

Brazil
Betim (S)
Caçapava (A/T)
Camaçari (S)
Gravatai (S)
São Paulo (A/T)

Canada
Ajax, ON (S)
Kitchener, ON (S)
St. Thomas, ON (S)
Whitby, ON (S)

China
Beijing (A/T)
Changchun (S)
Chongqing (S, E)
Liuzhou (S)
Nanjing (S)
Ningbo (S)
Ruian (S)
Shanghai (S, E, A/T)
Shenyang (S)
Wuhan (S, E)
Wuhu (S)

Czech Republic
Kolin (S)
Vyskov (E)

France
Cergy (S)
Feignies (S)
Guipry (S)
Hordain (E)
Lagny-Le-Sec (S)
Rueil-Malmaison (A/T)
Velizy-Villacoublay
  (A/T)

Allershausen-
  Leonhardsbuch (A/T)
Bersenbrueck (E)
Besigheim (S, A/T)
Boeblingen (A/T)
Bremen (S)
Eisenach (S)
Garching-Hochbrueck
  (A/T)
Ginsheim-Gustavsburg
  (S, A/T)
Kranzberg (A/T)
Kronach (E)
Munich (A/T)
Quakenbrueck (S)
Remscheid (E)
Rietberg (S)
Saarlouis (E)
Wackersdorf (S)
Wismar (E)
Wolfsburg (A/T)

Honduras
Naco (E)
San Pedro Sula (E)

Hungary
Gödöllö (E)
Gyöngyös (E)
Györ (S)
Mór (S)

India
Chakan (S)
Chennai (S)
Halol (S)
Nasik (S)
New Delhi (A/T)
Pune (S, A/T)
Thane (A/T)

Italy
Caivano, NA (S)
Cassino, FR (S)
Grugliasco, TO (S)
Melfi, PZ (S)
Pozzo d’Adda, MI (S)
Termini Imerese, PA (S)

Atsugi (A/T)
Hiroshima (A/T)
Kariya (A/T)
Tokyo (A/T)
Utsunomiya (A/T)

Mexico
Apodaca, NL (E)
Chihuahua, CH (E)
Cuautlancingo, PU (S)
Hermosillo, SO (S)
Juarez, CH (S, E)
Mexico City, DF (S)
Monclova, CO (S)
Nuevo Casas
  Grandes, CH (S)
Piedras Negras, CO (S)
Ramos Arizpe, CO (S)
Saltillo, CO (S)
San Felipe, GU (S)
San Luis Potosi, SL (S)
Silao, GO (S)
Villa Ahumada, CH (S)

Morocco
Tangier (S,E)

Netherlands
Weesp (A/T)

Philippines
LapuLapu City (E, A/T)

Poland
Jaroslaw (S)
Mielec (E)
Tychy (S)

Portugal
Palmela (S)

Romania
Campulung (E)
Pitesti (E)

Russia
Nizhny Novgorod (S)

Singapore
Wisma Atria (A/T)

Presov (S)
Senec (S)

South Africa
East London (S)
Port Elizabeth (S)
Rosslyn (S)

South Korea
Gyeongju (S)
Seoul (A/T)

Spain
Almussafes (E)
Epila (S)
Logrono (S)
Roquetes (E)
Valdemoro (S)
Valls (A/T)

Sweden
Gothenburg (S, A/T)
Trollhattan (S, A/T)

Thailand
Bangkok (A/T)
Mueang Nakhon
  Ratchasima (S)
Rayong (S)

Tunisia
Bir El Bey (E)

Turkey
Bostanci-Istanbul (E)
Gemlik (S)

United Kingdom
Coventry (S, A/T)
Sunderland (S)

Arlington, TX (S)
Berne, IN (S)
Brownstown, MI (S)
Columbia City, IN (S)
Detroit, MI (S)
Duncan, SC (S)
El Paso, TX (E)
Farwell, MI (S)
Fenton, MI (S)
Hammond, IN (S)
Hebron, OH (S)
Lordstown, OH (S)
Louisville, KY (S)
Mason, MI (S)
Montgomery, AL (S)
Morristown, TN (S)
Newark, DE (S)
Plymouth, IN (E)
Rochester Hills, MI (S)
Roscommon, MI (S)
Selma, AL (S)
Southfield, MI (A/T)
Tampa, FL (E)
Taylor, MI (E)
Traverse City, MI (E)
Wentzville, MO (S)
Zanesville, OH (E)

Venezuela
Valencia (S)

Vietnam
Hai Phong City (S)
S — Seating E — Electrical and electronic A/T — Administrative/ technical

ITEM 3 —	LEGAL PROCEEDINGS

Legal and Environmental Matters

We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial or contractual disputes, product liability claims and environmental and other matters. For a description of risks related to various legal proceedings and claims, see Item 1A, “Risk Factors,” included in this Report. For a description of our outstanding material legal proceedings, see Note 13, “Commitments and Contingencies,” to the consolidated financial statements included in this Report.

ITEM 4 —	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

SUPPLEMENTARY ITEM — EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the names, ages and positions of our executive officers. Executive officers are elected annually by our Board of Directors and serve at the pleasure of our Board.

Name	Age	Position

Shari L. Burgess	50	Vice President and Treasurer
Wendy L. Foss	51	Vice President and Corporate Controller
Terrence B. Larkin	54	Senior Vice President, General Counsel and Corporate Secretary
Daniel A. Ninivaggi	44	Executive Vice President
Robert E. Rossiter	63	Chairman, Chief Executive Officer and President
Louis R. Salvatore	53	Senior Vice President and President, Global Seating Systems
Raymond E. Scott	43	Senior Vice President and President, Global Electrical and Electronic Systems
Matthew J. Simoncini	48	Senior Vice President and Chief Financial Officer

Set forth below is a description of the business experience of each of our executive officers.

Shari L. Burgess	Ms. Burgess is our Vice President and Treasurer, a position she has held since August 2002. Previously, she served as our Assistant Treasurer since July 2000 and in various financial positions since November 1992.

Wendy L. Foss	Ms. Foss is our Vice President and Corporate Controller, a position she has held since November 2007. Previously, she served as our Vice President and Chief Compliance Officer from January 2007 until February 2009, our Vice President, Audit Services since September 2007, our Vice President, Finance and Administration and Corporate Secretary since May 2007, our Vice President, Finance and Administration and Deputy Corporate Secretary since September 2006, our Vice President, Accounting since July 2006, our Assistant Corporate Controller since June 2003 and prior to 2003, in various financial management positions for both Lear and UT Automotive, Inc. (“UT Automotive”).

Terrence B. Larkin	Mr. Larkin is our Senior Vice President, General Counsel and Corporate Secretary, a position he has held since January 2008. Prior to joining Lear, Mr. Larkin was a partner since 1986 of Bodman LLP, a Detroit-based law firm. Mr. Larkin served on the executive committee of Bodman LLP and was the chairman of its business law practice group. Mr. Larkin’s practice was focused on general corporate, commercial transactions and mergers and acquisitions.

Daniel A. Ninivaggi	Mr. Ninivaggi is our Executive Vice President, a position he has held since August 2006. Mr. Ninivaggi has served as our Senior Vice President since June 2004 and our Vice President since joining Lear in July 2003. Mr. Ninivaggi has also served as our Chief Administrative Officer since September 2007, our General Counsel from July 2003 until January 2008 and our Corporate Secretary from July 2003 until May 2007 and from September 2007 until January 2008. Prior to joining Lear, Mr. Ninivaggi was a partner since 1998 of Winston & Strawn LLP, specializing in corporate finance, securities law and mergers and acquisitions.

Robert E. Rossiter	Mr. Rossiter is our Chairman, Chief Executive Officer and President, a position he has held since August 2007. Mr. Rossiter has served as our Chairman since January 2003, our Chief Executive Officer since October 2000, our President since August 2007 and from 1984 until December 2002 and our Chief Operating Officer from 1988 until April 1997 and from November 1998 until October 2000. Mr. Rossiter also served as our Chief Operating Officer — International Operations from April 1997 until November 1998. Mr. Rossiter has been a director of Lear since 1988.

Louis R. Salvatore	Mr. Salvatore is our Senior Vice President and President, Global Seating Systems, a position he has held since February 2008. Previously, he served as our Senior Vice President and President — Global Asian Operations/Customers since August 2005, our President — Ford, Electrical/Electronics and Interior Divisions since July 2004, our President — Global Ford Division since July 2000 and our President — DaimlerChrysler Division since December 1998. Prior to joining Lear, Mr. Salvatore worked with Ford Motor Company for fourteen years and held various increasingly senior positions within Ford’s manufacturing, finance, engineering and purchasing activities.

Raymond E. Scott	Mr. Scott is our Senior Vice President and President, Global Electrical and Electronic Systems, a position he has held since February 2008. Previously, he served as our Senior Vice President and President, North American Seating Systems Group since August 2006, our Senior Vice President and President, North American Customer Group since June 2005, our President, European Customer Focused Division since June 2004 and our President, General Motors Division since November 2000.

Matthew J. Simoncini	Mr. Simoncini is our Senior Vice President and Chief Financial Officer, a position he has held since October 2007. Previously, he served as our Senior Vice President, Finance and Chief Accounting Officer, since August 2006, our Vice President, Global Finance since February 2006, our Vice President of Operational Finance since June 2004, our Vice President of Finance — Europe since 2001 and prior to 2001, in various senior financial positions for both Lear and UT Automotive, which was acquired by Lear in 1999.

PART II

ITEM 5 —	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Lear’s common stock is listed on the New York Stock Exchange under the symbol “LEA.” The Transfer Agent and Registrar for Lear’s common stock is The Bank of New York, located in New York, New York. On March 13, 2009, there were 1,832 holders of record of Lear’s common stock.

The high and low sales prices per share of our common stock, as reported on the New York Stock Exchange, and the amount of our dividend declarations for 2008 and 2007 are shown below:

	Price Range of
	Common Stock		Cash Dividend
For the Year Ended December 31, 2008:	High	Low	Per Share

4th Quarter	$10.55	$1.00	$—
3rd Quarter	$17.45	$11.58	$—
2nd Quarter	$31.50	$15.15	$—
1st Quarter	$31.40	$22.82	$—

	Price Range of
	Common Stock		Cash Dividend
For the Year Ended December 31, 2007:	High	Low	Per Share

4th Quarter	$36.36	$27.37	$—
3rd Quarter	$40.58	$27.45	$—
2nd Quarter	$37.76	$35.61	$—
1st Quarter	$40.62	$27.79	$—

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

As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Condition — Capitalization — Common Stock Repurchase Program,” in February 2008, our Board of Directors authorized a common stock repurchase program, which modified our previous common stock repurchase program, approved in November 2007, to permit the repurchase of up to 3,000,000 shares of our outstanding common stock through February 14, 2010. Under this program, we repurchased 259,200 shares of our outstanding common stock in 2008 at an average purchase price of $16.18 per share, excluding commissions of $0.03 per share, leaving 2,586,542 shares of common stock available for repurchase. In light of extremely adverse industry conditions, repurchases of common stock under the program have been suspended indefinitely.

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

A summary of the shares of our common stock repurchased during the quarter ended December 31, 2008, is shown below:

			Total Number	Maximum
			of Shares Purchased	Number of Shares
		Average	as Part of Publicly	that May yet
	Total Number of	Price Paid	Announced	be Purchased
Period	Shares Purchased	per Share	Program	Under the Program

September 28, 2008 — October 25, 2008	—	—	—	2,586,542
October 26, 2008 — November 22, 2008	—	—	—	2,586,542
November 23, 2008 — December 31, 2008	—	—	—	2,586,542

Total	—	—	—	2,586,542

Performance Graph

The following graph compares the cumulative total stockholder return from December 31, 2003 through December 31, 2008, for Lear common stock, the S&P 500 Index and a peer group(1) of companies we have selected for purposes of this comparison. We have assumed that dividends have been reinvested and the returns of each company in the S&P 500 Index and the peer group have been weighted to reflect relative stock market capitalization. The graph assumes that $100 was invested on December 31, 2003, in each of Lear’s common stock, the stocks comprising the S&P 500 Index and the stocks comprising the peer group.

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
LEAR CORPORATION	$100.00	$100.78	$48.67	$50.92	$47.70	$2.43
S&P 500	$100.00	$110.74	$116.09	$134.21	$141.57	$89.82
PEER GROUP(1)	$100.00	$111.37	$111.29	$125.43	$152.69	$74.33

(1)	We do not believe that there is a single published industry or line of business index that is appropriate for comparing stockholder returns. The current Peer Group, as referenced in the graph above, that we have selected is comprised of representative independent automotive suppliers of comparable products whose common stock is publicly-traded. The current Peer Group consists of ArvinMeritor, Inc., BorgWarner Automotive, Inc., Eaton Corp., Gentex Corp., Johnson Controls, Inc., Magna International, Inc., Superior Industries International and Visteon Corporation.

ITEM 6 —	SELECTED FINANCIAL DATA

The following statement of operations, balance sheet and statement of cash flow data were derived from our consolidated financial statements. Our consolidated financial statements for the years ended December 31, 2008, 2007, 2006, 2005 and 2004, have been audited by Ernst & Young LLP. The selected financial data below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the notes thereto included in this Report.

For the Year Ended December 31,	2008(1)	2007(2)		2006(3)	2005(4)	2004
	(In millions (5))

Statement of Operations Data:
Net sales	$13,570.5	$15,995.0		$17,838.9	$17,089.2	$16,960.0
Gross profit	744.0	1,148.5		927.7	736.0	1,402.1
Selling, general and administrative expenses	513.2	574.7		646.7	630.6	633.7
Goodwill impairment charges	530.0	—		2.9	1,012.8	—
Divestiture of Interior business	—	10.7		636.0	—	—
Interest expense	190.3	199.2		209.8	183.2	165.5
Other expense, net(6)	51.9	40.7		85.7	38.0	38.6

Income (loss) before provision for income taxes, minority interests in consolidated subsidiaries, equity in net (income) loss of affiliates and cumulative effect of a change in accounting principle	(541.4)	323.2		(653.4)	(1,128.6)	564.3
Provision for income taxes	85.8	89.9		54.9	194.3	128.0
Minority interests in consolidated subsidiaries	25.5	25.6		18.3	7.2	16.7
Equity in net (income) loss of affiliates	37.2	(33.8)		(16.2)	51.4	(2.6)

Income (loss) before cumulative effect of a change in accounting principle	(689.9)	241.5		(710.4)	(1,381.5)	422.2
Cumulative effect of a change in accounting principle(7)	—	—		2.9	—	—

Net income (loss)	$(689.9)	$241.5		$(707.5)	$(1,381.5)	$422.2

Basic net income (loss) per share	$(8.93)	$3.14		$(10.31)	$(20.57)	$6.18
Diluted net income (loss) per share	$(8.93)	$3.09		$(10.31)	$(20.57)	$5.77
Weighted average shares outstanding — basic	77,242,360	76,826,765		68,607,262	67,166,668	68,278,858
Weighted average shares outstanding — diluted	77,242,360	78,214,248		68,607,262	67,166,668	74,727,263
Dividends per share	$—	$—		$0.25	$1.00	$0.80
Balance Sheet Data:
Current assets	$3,674.2	$3,718.0		$3,890.3	$3,846.4	$4,372.0
Total assets	6,872.9	7,800.4		7,850.5	8,288.4	9,944.4
Current liabilities(8)	4,609.8	3,603.9		3,887.3	4,106.7	4,647.9
Long-term debt	1,303.0	2,344.6		2,434.5	2,243.1	1,866.9
Stockholders’ equity	198.9	1,090.7		602.0	1,111.0	2,730.1
Statement of Cash Flows Data:
Cash flows from operating activities	$144.2	$466.9		$285.3	$560.8	$675.9
Cash flows from investing activities	(144.4)	(340.0)		(312.2)	(541.6)	(472.5)
Cash flows from financing activities	1,006.7	(49.8)		277.4	(347.0)	166.1
Capital expenditures	167.7	202.2		347.6	568.4	429.0
Other Data (unaudited):
Ratio of earnings to fixed charges(9)	—	2.4	x	—	—	3.7	x
Employees as of year end	80,112	91,455		104,276	115,113	110,083
North American content per vehicle(10)	$391	$483		$645	$586	$588
North American vehicle production(11)	12.6	15.0		15.2	15.8	15.7
European content per vehicle(12)	$348	$342		$338	$350	$355
European vehicle production(13)	18.9	20.2		19.0	18.7	18.7

(1)	Results include $530.0 million of goodwill impairment charges, $193.9 million of restructuring and related manufacturing inefficiency charges (including $17.5 million of fixed asset impairment charges), $7.5 million of gains related to the extinguishment of debt, $22.2 million of gains related to the sales of our interests in two affiliates and $8.5 million of net tax benefits related to a reduction in recorded tax reserves, the reversal of a valuation allowance in a European subsidiary and the establishment of a valuation allowance in another European subsidiary.

(2)	Results include $20.7 million of charges related to the divestiture of our interior business, $181.8 million of restructuring and related manufacturing inefficiency charges (including $16.8 million of fixed asset impairment charges), $36.4 million of a curtailment gain related to the freeze of the U.S. salaried pension plan, $34.9 million of merger transaction costs, $3.9 million of losses related to the acquisition of the minority interest in an affiliate and $24.8 million of net tax benefits related to changes in valuation allowances in several foreign jurisdictions, tax rates and various other tax items.

(3)	Results include $636.0 million of charges related to the divestiture of our interior business, $2.9 million of goodwill impairment charges, $10.0 million of fixed asset impairment charges, $99.7 million of restructuring and related manufacturing inefficiency charges (including $5.8 million of fixed asset impairment charges), $47.9 million of charges related to the extinguishment of debt, $26.9 million of gains related to the sales of our interests in two affiliates and $19.5 million of net tax benefits related to the expiration of the statute of limitations in a foreign taxing jurisdiction, a tax audit resolution, a favorable tax ruling and several other tax items.

(4)	Results include $1,012.8 million of goodwill impairment charges, $82.3 million of fixed asset impairment charges, $104.4 million of restructuring and related manufacturing inefficiency charges (including $15.1 million of fixed asset impairment charges), $39.2 million of litigation-related charges, $46.7 million of charges related to the divestiture and/or capital restructuring of joint ventures, $300.3 million of tax charges, consisting of a U.S. deferred tax asset valuation allowance of $255.0 million and an increase in related tax reserves of $45.3 million, and $17.8 million of tax benefits related to a tax law change in Poland.

(5)	Except per share data, weighted average shares outstanding, ratio of earnings to fixed charges, employees as of year end and content per vehicle information.

(6)	Includes non-income related taxes, foreign exchange gains and losses, discounts and expenses associated with our asset-backed securitization and factoring facilities, gains and losses related to derivative instruments and hedging activities, gains and losses on the extinguishment of debt, gains and losses on the sales of fixed assets and other miscellaneous income and expense.

(7)	The cumulative effect of a change in accounting principle in 2006 resulted from the adoption of Statement of Financial Accounting Standards No. 123(R), “Share Based Payment.”

(8)	For 2008, includes obligations outstanding under our primary credit facility of $2,177.0 million. As of December 31, 2008, we were not in compliance with the leverage ratio covenant contained in our primary credit facility. On March 17, 2009, we entered into an amendment and waiver with the lenders under our primary credit facility. We are engaged in continuing discussions with the lenders under our primary credit facility and others regarding a restructuring of our capital structure. If an acceptable agreement is not obtained, we will be in default under our primary credit facility as of May 16, 2009, and the lenders would have the right to accelerate the obligations upon the vote of the lenders holding a majority of outstanding commitments and borrowings thereunder. Based upon the foregoing, obligations outstanding under our primary credit facility are reflected as current liabilities.

(9)	“Fixed charges” consist of interest on debt, amortization of deferred financing fees and that portion of rental expenses representative of interest. “Earnings” consist of income (loss) before provision for income taxes, minority interests in consolidated subsidiaries, equity in the undistributed net (income) loss of affiliates, fixed charges and cumulative effect of a change in accounting principle. Earnings in 2008, 2006 and 2005 were insufficient to cover fixed charges by $537.3 million, $651.8 million and $1,123.3 million, respectively. Accordingly, such ratio is not presented for these years.

(10)	“North American content per vehicle” is our net sales in North America divided by estimated total North American vehicle production. Content per vehicle data excludes business conducted through non-consolidated joint ventures. Content per vehicle data for 2007 has been updated to reflect actual production levels.

(11)	“North American vehicle production” includes car and light truck production in the United States, Canada and Mexico as provided by Ward’s Automotive. Production data for 2007 has been updated to reflect actual production levels.

(12)	“European content per vehicle” is our net sales in Europe divided by estimated total European vehicle production. Content per vehicle data excludes business conducted through non-consolidated joint ventures. Content per vehicle data for 2007 has been updated to reflect actual production levels.

(13)	“European vehicle production” includes car and light truck production in Austria, Belgium, Bosnia, Czech Republic, Finland, France, Germany, Hungary, Italy, Netherlands, Poland, Portugal, Romania, Serbia, Slovakia, Slovenia, Spain, Sweden, Turkey, Ukraine and the United Kingdom as provided by CSM Worldwide. Production data for 2007 has been updated to reflect actual production levels.

ITEM 7 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We were incorporated in Delaware in 1987 and are one of the world’s largest automotive suppliers based on sales. We supply every major automotive manufacturer in the world.

We supply automotive manufacturers with complete automotive seat systems and the components thereof, as well as and electrical distribution systems and electronic products. Our strategy is to continue to strengthen our market position in seating globally, to leverage our competency in electrical distribution systems and electronic components and to achieve increased scale and global capabilities in our core products. Historically, we also supplied automotive interior components and systems, including instrument panels and cockpit systems, headliners and overhead systems, door panels and flooring and acoustic systems. As discussed below, we have divested substantially all of the assets of this segment to joint ventures in which we hold a minority interest.

Industry Overview

Demand for our products is directly related to the automotive vehicle production of our major customers. Automotive sales and production can be affected by general economic or industry conditions, labor relations issues, fuel prices, regulatory requirements, trade agreements and other factors. Our operating results are also significantly impacted by what is referred to in this section as “vehicle platform mix”; that is, the overall commercial success of the vehicle platforms for which we supply particular products, as well as our relative profitability on these platforms. In addition, it is possible that customers could elect to manufacture components internally that are currently produced by external suppliers, such as Lear. A significant loss of business with respect to any vehicle model for which we are a significant supplier, or a decrease in the production levels of any such models, could have a material adverse impact on our future operating results. In this regard, a continuation of the shift in consumer purchasing patterns from certain of our key light truck and SUV platforms toward passenger cars, crossover vehicles or other vehicle platforms where we generally have substantially less content will adversely affect our future operating results. In addition, our two largest customers, General Motors and Ford, accounted for approximately 37% of our net sales in 2008, excluding net sales to Saab and Volvo, which are affiliates of General Motors and Ford. The automotive operations of both General Motors and Ford experienced significant operating losses throughout 2008, and both automakers are continuing to restructure their North American operations, which could have a material impact on our future operating results. Furthermore, as discussed in Part I — Item 1, “Business — Business of the Company — General,” General Motors and Chrysler have sought funding support from the U.S. federal government, and General Motors has indicated that there is substantial doubt about its ability to continue as a going concern. In addition, General Motors and Chrysler have sought financial support from governments outside of the United States, and North American automotive suppliers, represented by two trade groups, have requested financial support from the U.S. government.

Automotive industry conditions in North America and Europe have been and continue to be extremely challenging. In North America, the industry is characterized by significant overcapacity, fierce competition and rapidly declining sales. In Europe, the market structure is more fragmented with significant overcapacity and declining sales. We expect these challenging industry conditions to continue in the foreseeable future. Weak demand for full-size pickup trucks and large SUVs lowered production volumes in North America and adversely impacted our operating results in 2008. Our business in 2008 was severely affected by the turmoil in the global credit markets, significant reductions in new housing construction, volatile fuel prices and recessionary trends in the U.S. and global economies. These conditions had a dramatic impact on consumer vehicle demand in 2008, resulting in the lowest per capita sales rates in the United States in half a century and lower global automotive production following six years of steady growth. During 2008, North American production levels declined by approximately 16%, and European production levels declined by approximately 6% from 2007 levels. Production levels on several of our key platforms declined more significantly.

Historically, the majority of our sales and operating profit has been derived from the U.S.-based automotive manufacturers in North America and, to a lesser extent, automotive manufacturers in Western Europe. These customers have experienced declines in market share in their traditional markets. In addition, a disproportionate amount of our net sales and profitability in North America has been on light truck and large SUV platforms of the domestic automakers, which are experiencing significant competitive pressures and reduced demand. As discussed below, our ability to maintain and improve our financial performance in the future will depend, in part, on our ability to significantly increase our penetration of Asian automotive manufacturers worldwide and leverage our existing North American and European customer base geographically and across both product lines.

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

Our material cost as a percentage of net sales was 69.3% in 2008 as compared to 68.0% in 2007 and 68.8% in 2006. Raw material, energy and commodity costs have been extremely volatile over the past several years and were significantly higher throughout much of 2008. Unfavorable industry conditions have also resulted in financial distress within our supply base and an increase in commercial disputes and the risk of supply disruption. We have developed and implemented strategies to mitigate or partially offset the impact of higher raw material, energy and commodity costs, which include cost reduction actions, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, due to significantly lower production volumes combined with increased raw material, energy and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. In addition, higher crude oil prices indirectly impact our operating results by adversely affecting demand for certain of our key light truck and large SUV platforms. Although raw material, energy and commodity costs have recently moderated, these costs remain volatile and could have an adverse impact on our operating results in the foreseeable future. See Part I — Item 1A, “Risk Factors — High raw material costs may continue to have a significant adverse impact on our profitability,” and “— Forward-Looking Statements.”

Liquidity and Financial Condition

During the fourth quarter of 2008, we elected to borrow $1.2 billion under our primary credit facility to protect against possible disruptions in the capital markets and uncertain industry conditions, as well as to further bolster our liquidity position. As of December 31, 2008, we had approximately $1.6 billion in cash and cash equivalents on hand, providing adequate resources to satisfy ordinary course business obligations. We elected not to repay the amounts borrowed at year end in light of continued market and industry uncertainty. As a result, as of December 31, 2008, we were no longer in compliance with the leverage ratio covenant contained in our primary credit facility. We have been engaged in active discussions with a steering committee consisting of several significant lenders to address issues under our primary credit facility. On March 17, 2009, we entered into an amendment and waiver with the lenders under our primary credit facility which provides, through May 15, 2009, for: (1) a waiver of the existing defaults under our primary credit facility and (2) an amendment of the financial covenants and certain other provisions contained in our primary credit facility. In addition, in February 2009, a counterparty to certain of our financing agreements provided us with notice of early termination of certain foreign exchange and interest rate and commodity swap contracts. The aggregate settlement amount claimed by the counterparty is approximately $35 million.

We are currently reviewing strategic and financing alternatives available to us and have retained legal and financial advisors to assist us in this regard. We are engaged in continuing discussions with the lenders under our primary credit facility and others regarding a restructuring of our capital structure. Such a restructuring would likely affect the terms of our primary credit facility, our other debt obligations, including our senior notes, and our common stock and may be effected through negotiated modifications to the agreements related to our debt obligations or through other forms of restructurings, which we may be required to effect under court supervision pursuant to a voluntary bankruptcy filing under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11”). There can be no assurance that an agreement regarding any such restructuring will be obtained on acceptable terms with the necessary parties or at all. If an acceptable agreement is not obtained, we will be in default under our primary credit facility as of May 16, 2009, and the lenders would have the right to accelerate the obligations upon the vote of the lenders holding a majority of outstanding commitments and borrowings thereunder. Acceleration of our obligations under the primary credit facility would constitute a default under our senior notes and would likely result in the acceleration of these obligations. In addition, a default under our primary credit facility could result in a cross-default or the acceleration of our payment obligations under other financing agreements. In any such event, we may be required to seek reorganization under Chapter 11. For additional information, see “— Liquidity and Financial Condition — Capitalization — Primary Credit Facility.”

Outlook

As discussed herein, recent market events, including an unfavorable global economic environment, extremely challenging automotive industry conditions and the continued global credit crisis, are adversely impacting global automotive demand and will significantly impact our operating results in the foreseeable future. In response, we continued to restructure our global operations and to aggressively reduce our costs. These actions have been designed to better align our manufacturing capacity, lower our operating costs and streamline our organizational structure. Additionally, as discussed above, a continued economic downturn, a further reduction in production levels and the outcome of discussions with respect to the restructuring of our capital structure could negatively impact our financial condition. Furthermore, our future financial results will be affected by cash utilized in operations, including restructuring activities, and will also be subject to certain factors outside of our control, such as the continued general economic downturn and turmoil in the global credit markets, challenging automotive industry conditions, including further reduction in automotive industry production, the financial condition of our customers and suppliers, our ability to restructure our capital structure and other related factors. No assurances can be given regarding the length or severity of the economic downturn and its ultimate impact on our financial results, our ability to restructure our capital structure or the other factors described in this paragraph. See Part I — Item 1A, “Risk Factors,” “— Executive Overview” above and “— Forward-Looking Statements” below for further discussion of the risks and uncertainties affecting our cash flows from operations, borrowing availability and overall liquidity.

In evaluating our financial condition and operating performance, we focus primarily on earnings growth and cash flows, as well as return on investment on a consolidated basis. In addition to maintaining and expanding our business with our existing customers in our more established markets, we have increased our emphasis on expanding our business in the Asian markets (including sourcing activity in Asia) and with Asian automotive manufacturers worldwide. The Asian markets still present significant growth opportunities, as major automotive manufacturers have production expansion plans in this region to meet long-term demand. We currently have twelve joint ventures in China and several other joint ventures dedicated to serving Asian automotive manufacturers. We will continue to seek ways to expand our business in the Asian markets and with Asian automotive manufacturers worldwide. In addition, we have improved our low-cost country manufacturing capabilities through expansion in Mexico, Eastern Europe, Africa and Asia.

Our success in generating cash flow will depend, in part, on our ability to manage working capital efficiently. Working capital can be significantly impacted by the timing of cash flows from sales and purchases. Historically, we have generally been successful in aligning our vendor payment terms with our customer payment terms. However, our ability to continue to do so may be adversely impacted by the unfavorable financial results of our suppliers and adverse industry conditions, as well as our financial results. In addition, our cash flow is impacted by our ability to manage our inventory and capital spending efficiently. We utilize return on investment as a measure of the efficiency with which assets are deployed to increase earnings. Improvements in our return on investment will depend on our ability to maintain an appropriate asset base for our business and to increase productivity and operating efficiency.

Restructuring

In 2005, we implemented a comprehensive restructuring strategy intended to (i) better align our manufacturing capacity with the changing needs of our customers, (ii) eliminate excess capacity and lower our operating costs and (iii) streamline our organizational structure and reposition our business for improved long-term profitability. In connection with these restructuring actions, we incurred pretax restructuring costs of approximately $351 million and related manufacturing inefficiency charges of approximately $35 million through 2007. Restructuring and related manufacturing inefficiency charges were $182 million in 2007 and $100 million in 2006.

In 2008, we continued to restructure our global operations and to aggressively reduce our costs. In connection with our prior restructuring actions and current activities, we recorded restructuring charges of approximately $177 million and related manufacturing inefficiency charges of approximately $17 million in 2008. In light of current industry conditions and recent customer announcements, we expect continued restructuring and related investments in 2009.

Goodwill

In 2008, we evaluated the carrying value of our goodwill and recorded impairment charges of $530 million related to our electrical and electronic segment, primarily as a result of significant declines in estimated production volumes.

Financing Transactions

In April 2008, we repaid, on the maturity date, €56 million (approximately $87 million based on the exchange rate in effect as of the transaction date) aggregate principal amount of senior notes. In August 2008, in connection with the amendment of our primary credit facility, we repurchased the remaining $41 million aggregate principal amount of senior notes due 2009 for a purchase price of $43 million, including the call premium and related fees. In December 2008, we repurchased $2 million aggregate principal amount of senior notes due 2013 and $11 million aggregate principal amount of senior notes due 2016 in the open market for an aggregate purchase price of $3 million, including related fees. In connection with these transactions, we recognized a net gain on the extinguishment of debt of approximately $8 million in 2008.

In April 2006, we amended and restated our primary credit facility. In November 2006, we completed the issuance of $300 million aggregate principal amount of 8.50% senior notes due 2013 and $600 million aggregate principal amount of 8.75% senior notes due 2016. Using the net proceeds from these financing transactions, we repurchased Euro 194 million (approximately $257 million based on the exchange rate in effect as of the transaction dates) aggregate principal amount of 8.125% senior notes due 2008, $759 million aggregate principal amount of 8.11% senior notes due 2009 and outstanding zero-coupon convertible notes due 2022 with an accreted value of $303 million. In connection with these refinancing transactions, we recognized a net loss on the extinguishment of debt of approximately $48 million in 2006.

In November 2006, we completed the sale of $200 million of common stock in a private placement to affiliates of and funds managed by Carl C. Icahn. The proceeds of this offering were used for general corporate purposes, including strategic investments.

Interior Segment

In 2007, we completed the transfer of substantially all of the assets of our North American interior business (as well as our interests in two China joint ventures) to International Automotive Components Group North America, Inc. (“IAC”). In addition, one of our wholly owned subsidiaries obtained an equity interest in International Automotive Components Group North America, LLC (“IAC North America”), a joint venture with affiliates of WL Ross & Co. LLC (“WL Ross”) and Franklin Mutual Advisors, LLC (“Franklin”), (together, the “IAC North America Transaction”). In connection with the IAC North America Transaction, we recorded a loss on divestiture of interior business of approximately $612 million, of which approximately $5 million was recognized in 2007 and $607 million was recognized in the fourth quarter of 2006. We also recognized additional costs related to the IAC North America Transaction of approximately $10 million, which are recorded in cost of sales and selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2007, included in this Report.

We monitor our investments in unconsolidated affiliates for indicators of other-than-temporary declines in value on an ongoing basis. As a result of rapidly deteriorating industry conditions, we recognized an impairment charge of $34 million related to our investment in IAC North America in the fourth quarter of 2008. The impairment charge was based on the significant decline in the operating results of IAC North America, as well as a recently completed financing transaction between IAC North America and certain of its lenders. A further deterioration of industry conditions and decline in the operating results of IAC North America could result in additional impairment charges. We have no further funding obligations with respect to this affiliate. Therefore, in the event that IAC North America requires additional capital to fund its operations, our equity ownership percentage in IAC North America will likely be diluted. See “— Other Matters — Significant Accounting Policies and Critical Accounting Estimates.”

In 2006, we completed the contribution of substantially all of our European interior business to International Automotive Components Group, LLC (“IAC Europe”), a separate joint venture with affiliates of WL Ross and Franklin, in exchange for an approximately one-third equity interest in IAC Europe (the “IAC Europe Transaction”). In connection with the IAC Europe Transaction, we recorded a loss on divestiture of approximately $35 million, of which approximately $6 million was recognized in 2007 and $29 million was recognized in 2006.

For further information related to the divestiture of our interior business, see Note 4, “Divestiture of Interior Business,” to the consolidated financial statements included in this Report.

Other Matters

In 2008, we recognized gains of $22 million related to the sales of our interests in two affiliates. In 2007, we recognized a curtailment gain of $36 million related to our decision to freeze our U.S. salaried pension plan, as well as a loss of $4 million related to the acquisition of the minority interest in an affiliate. In 2006, we recognized aggregate gains of $27 million related to the sales of our interests in two affiliates.

In 2007, we recognized $35 million in costs related to an Agreement and Plan of Merger, as amended (the “AREP merger agreement”), with AREP Car Holdings Corp. and AREP Car Acquisition Corp., which was terminated in the third quarter of 2007. For further information regarding the AREP merger agreement, see Note 3, “Merger Agreement,” to the consolidated financial statements included in this Report.

In 2008, we recognized a tax benefit of $9 million related to a reduction in recorded tax reserves, a tax benefit of $19 million related to the reversal of a valuation allowance in a European subsidiary and tax expense of $19 million related to the establishment of a valuation allowance in another European subsidiary. In 2007, we recognized a net tax benefit of $17 million as a result of changes in valuation allowances in several foreign jurisdictions and a tax benefit of $17 million related to a tax rate change in Germany, partially offset by one-time tax expenses of $9 million related to various tax items. In 2006, we recorded a net tax benefit of $20 million related to a number of items, including the expiration of the statute of limitations in a foreign taxing jurisdiction, a tax audit resolution, a favorable tax ruling and several other items.

As discussed above, our results for the years ended December 31, 2008, 2007 and 2006, reflect the following items (in millions):

For the Year Ended December 31,	2008	2007	2006

Goodwill impairment charges	$530	$—	$3
Costs related to divestiture of interior business	—	21	636
Fixed asset impairment charges related to interior business	—	—	10
Impairment of investment in affiliate	34	—	—
Costs of restructuring actions, including manufacturing inefficiencies of $17 million in 2008, $13 million in 2007 and $7 million in 2006	194	182	100
U.S. salaried pension plan curtailment gain	—	(36)	—
Costs related to merger transaction	—	35	—
(Gains) losses on the extinguishment of debt	(8)	—	48
(Gains) losses related to affiliate transactions	(22)	4	(27)
Tax benefits	(9)	(25)	(20)

For further information related to these items, see “— Restructuring” and Note 2, “Summary of Significant Accounting Policies — Impairment of Goodwill,” and “— Impairment of Long-Lived Assets,” Note 3, “Merger Agreement,” Note 4, “Divestiture of Interior Business,” Note 6, “Restructuring,” Note 7, “Investments in Affiliates and Other Related Party Transactions,” and Note 10, “Income Taxes,” to the consolidated financial statements included in this Report.

This section includes forward-looking statements that are subject to risks and uncertainties. For further information regarding other factors that have had, or may have in the future, a significant impact on our business, financial condition or results of operations, see Part I — Item 1A, “Risk Factors,” and “— Forward-Looking Statements.”

Results of Operations

A summary of our operating results in millions of dollars and as a percentage of net sales is shown below:

For the Year Ended December 31,	2008		2007		2006

Net sales
Seating	$10,726.9	79.0%	$12,206.1	76.3%	$11,624.8	65.2%
Electrical and electronic	2,843.6	21.0	3,100.0	19.4	2,996.9	16.8
Interior	—	—	688.9	4.3	3,217.2	18.0

Net sales	13,570.5	100.0	15,995.0	100.0	17,838.9	100.0
Gross profit	744.0	5.5	1,148.5	7.2	927.7	5.2
Selling, general and administrative expenses	513.2	3.8	574.7	3.6	646.7	3.6
Goodwill impairment charges	530.0	3.9	—	—	2.9	—
Divestiture of Interior business	—	—	10.7	0.1	636.0	3.6
Interest expense	190.3	1.4	199.2	1.2	209.8	1.2
Other expense, net	51.9	0.4	40.7	0.3	85.7	0.5
Provision for income taxes	85.8	0.6	89.9	0.6	54.9	0.3
Minority interests in consolidated subsidiaries	25.5	0.2	25.6	0.1	18.3	0.1
Equity in net (income) loss of affiliates	37.2	0.3	(33.8)	(0.2)	(16.2)	(0.1)
Net income (loss)	(689.9)	(5.1)	241.5	1.5	(707.5)	(4.0)

Year Ended December 31, 2008, Compared With Year Ended December 31, 2007

Net sales for the year ended December 31, 2008 were $13.6 billion, as compared to $16.0 billion for the year ended December 31, 2007, a decrease of $2.4 billion or 15.2%. Lower industry production volumes and unfavorable vehicle platform mix in North America and Europe, as well as the divestiture of our interior business, negatively impacted net sales by $2.6 billion and $656 million, respectively. These decreases were partially offset by the impact of net foreign exchange rate fluctuations and the benefit of new business, which increased net sales by $585 million and $282 million, respectively.

Gross profit and gross margin were $744 million and 5.5% in 2008, as compared to $1,149 million and 7.2% in 2007. The impact of lower industry production volumes, as well as unfavorable vehicle platform mix largely in North America, reduced gross profit by $693 million. The impact of net selling price reductions was more than offset by the benefit of our productivity and restructuring actions.

Selling, general and administrative expenses, including research and development, were $513 million for the year ended December 31, 2008, as compared to $575 million for the year ended December 31, 2007. As a percentage of net sales, selling, general and administrative expenses were 3.8% and 3.6% in 2008 and 2007, respectively. The decrease in selling, general and administrative expenses was largely due to favorable cost performance in 2008, including lower compensation-related expenses. This decrease was partially offset by the impact of net foreign exchange rate fluctuations. In 2007, a curtailment gain of $36 million related to our decision to freeze our U.S. salaried pension plan was offset by costs related to the AREP merger agreement.

Research and development costs incurred in connection with the development of new products and manufacturing methods, to the extent not recoverable from the customer, are charged to selling, general and administrative expenses as incurred. Such costs totaled $113 million in 2008 and $135 million in 2007. The divestiture of our interior business resulted in a $7 million reduction in research and development costs. In certain situations, the reimbursement of pre-production engineering, research and design costs is contractually guaranteed by, and fully recoverable from, our customers and is therefore capitalized. For the years ended December 31, 2008 and 2007, we capitalized $137 million and $106 million, respectively, of such costs.

Interest expense, net was $190 million in 2008, as compared to $199 million in 2007. This decrease was primarily due to lower borrowing rates, partially offset by the impact of our election to borrow $1.2 billion under our revolving credit facility in the fourth quarter of 2008 to protect against possible disruptions in the capital markets and uncertain industry conditions, as well as to further bolster our liquidity.

Other expense, net which includes non-income related taxes, foreign exchange gains and losses, discounts and expenses associated with our asset-backed securitization and factoring facilities, gains and losses related to derivative instruments and hedging activities, gains and losses on the extinguishment of debt, gains and losses on the sales of fixed assets and other miscellaneous income and expense, was $52 million in 2008, as compared to $41 million in 2007. In 2008, we recognized gains of $22 million related to the sales of our interests in two affiliates, as well as a gain of $8 million on the extinguishment of debt. The impact of these transactions was more than offset by an increase in foreign exchange losses.

The provision for income taxes was $86 million for the year ended December 31, 2008, representing an effective tax rate of negative 14.2% on a pretax loss of $604 million, as compared to $90 million for the year ended December 31, 2007, representing an effective tax rate of 27.1% on pretax income of $331 million. The 2008 provision for income taxes was impacted by $530 million of goodwill impairment charges, a substantial portion of which were not deductible. The provision was also impacted by a portion of our restructuring charges, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. The provision was also impacted by a tax benefit of $9 million, including interest, related to a reduction in recorded tax reserves, a tax benefit of $19 million related to the reversal of a valuation allowance in a European subsidiary and tax expense of $19 million related to the establishment of a valuation allowance in another European subsidiary. Excluding these items, the effective tax rate in 2008 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, U.S. and foreign valuation allowances, tax credits, income tax incentives and other permanent items. The 2007 provision for income taxes was impacted by costs of $21 million related to the divestiture of our interior business, a significant portion of which provided no tax benefit as they were incurred in the United States. The provision was also impacted by a portion of our restructuring charges and costs related to the merger transaction, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. This was offset by the impact of the U.S. salaried pension plan curtailment gain of $36 million, for which no tax expense was provided as it was incurred in the United States, a net tax benefit of $17 million as a result of changes in valuation allowances in several foreign jurisdictions and a tax benefit of $17 million related to a tax rate change in Germany, partially offset by one-time tax expenses of $9 million related to various tax items. Further, our current and future provision for income taxes is significantly impacted by the initial recognition of and changes in valuation allowances in certain countries, particularly the United States. We intend to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Our future provision for income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowance is eliminated. Accordingly, income taxes are impacted by the U.S. and foreign valuation allowances and the mix of earnings among jurisdictions.

Minority interest expense related to our consolidated subsidiaries was $26 million in 2008 and 2007. In 2007, we recorded a loss of $4 million related to the acquisition of the minority interest in an affiliate. Equity in net loss of affiliates was $37 million for the year ended December 31, 2008, as compared to equity in net income of affiliates of $34 million for the year ended December 31, 2007. In 2008, we recognized an impairment charge of $34 million related to our investment in IAC North America. In addition, we recognized losses of $18 million related to our investments in IAC North America and IAC Europe.

Net loss in 2008 was $690 million, or ($8.93) per diluted share, as compared to net income in 2007 of $242 million, or $3.09 per diluted share, reflecting goodwill impairment charges of $530 million and the loss on divestiture of our interior business of $11 million in 2008 and 2007, respectively, and for the reasons described above. For further information related to our goodwill impairment charges and our divestiture of our interior business, see Note 2, “Summary of Significant Accounting Policies” and Note 4, “Divestiture of Interior Business,” to the consolidated financial statements included in this Report.

Reportable Operating Segments

Historically, we have had three reportable operating segments: seating, which includes seat systems and the components thereof; electrical and electronic, which includes electrical distribution systems and electronic products, primarily wire harnesses, junction boxes, terminals and connectors and various electronic control modules, as well as audio sound systems and in-vehicle television and video entertainment systems; and interior, which has been divested and included instrument panels and cockpit systems, headliners and overhead systems, door panels, flooring and acoustic systems and other interior products. For further information related to our interior business, see Note 4, “Divestiture of Interior Business,” to the consolidated financial statements included in this Report. The financial information presented below is for our three reportable operating segments and our other category for the periods presented. The other category includes unallocated costs related to corporate headquarters, geographic headquarters and the elimination of intercompany activities, none of which meets the requirements of being classified as an operating segment. Corporate and geographic headquarters costs include various support functions, such as information technology, purchasing, corporate finance, legal, executive administration and human resources. Financial measures regarding each segment’s income (loss) before goodwill impairment charges, divestiture of Interior business, interest expense, other expense, provision for income taxes, minority interest in consolidated subsidiaries and equity in net (income) loss of affiliates (“segment earnings”) and segment earnings divided by net sales (“margin”) are not measures of performance under accounting principles generally accepted in the United States (“GAAP”). Segment earnings and the related margin are used by management to evaluate the performance of our reportable operating segments. Segment earnings should not be considered in isolation or as a substitute for net income (loss), net cash provided by operating activities or other statement of operations or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, segment earnings, as we determine it, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated segment earnings to consolidated income (loss) before provision for income taxes, minority interests in consolidated subsidiaries, equity in net (income) loss of affiliates and cumulative effect of a change in accounting principle, see Note 14, “Segment Reporting,” to the consolidated financial statements included in this Report.

Seating —

A summary of the financial measures for our seating segment is shown below (dollar amounts in millions):

For the Year Ended December 31,	2008	2007

Net sales	$10,726.9	$12,206.1
Segment earnings(1)	386.7	758.7
Margin	3.6%	6.2%

(1)	See definition above.

Seating net sales were $10.7 billion for the year ended December 31, 2008, as compared to $12.2 billion for the year ended December 31, 2007, a decrease of $1.5 billion or 12.1%. Lower industry production volumes and unfavorable vehicle platform mix in North America and Europe negatively impacted net sales by $2.2 billion. The impact of net foreign exchange rate fluctuations and the benefit of new business favorably impacted net sales by $404 million and $190 million, respectively. Segment earnings, including restructuring costs, and the related margin on net sales were $387 million and 3.6% in 2008, as compared to $759 million and 6.2% in 2007. The decline in segment earnings was largely due to lower industry production volumes and unfavorable vehicle platform mix, which negatively impacted segment earnings by $558 million, as well as higher commodity costs. This decrease was partially offset by the benefit of our productivity and restructuring actions. In addition, we incurred costs related to our restructuring actions in the seating segment of $133 million in 2008, as compared to $92 million in 2007.

Electrical and electronic —

A summary of the financial measures for our electrical and electronic segment is shown below (dollar amounts in millions):

For the Year Ended December 31,	2008	2007

Net sales	$2,843.6	$3,100.0
Segment earnings(1)	44.7	40.8
Margin	1.6%	1.3%

(1)	See definition above.

Electrical and electronic net sales were $2.8 billion for the year ended December 31, 2008, as compared to $3.1 billion for the year ended December 31, 2007, a decrease of $256 million or 8.3%. Lower industry production volumes and unfavorable vehicle platform mix in North America and Europe negatively impacted net sales by $483 million. This decrease was partially offset by the impact of net foreign exchange rate fluctuations and the benefit of new business, which favorably impacted net sales by $181 million and $92 million, respectively. Segment earnings, including restructuring costs, and the related margin on net sales were $45 million and 1.6% in 2008, as compared to $41 million and 1.3% in 2007. The benefit of our productivity and restructuring actions, as well as lower restructuring costs and the impact of legal claims, was offset by the impact of lower industry production volumes and net selling price reductions. In 2008, we incurred costs related to our restructuring actions in the electrical and electronic segment of $31 million, as compared to $70 million in 2007.

Interior —

A summary of the financial measures for our interior segment is shown below (dollar amounts in millions):

For the Year Ended December 31,	2008	2007

Net sales	$—	$688.9
Segment earnings(1)	—	8.2
Margin	N/A	1.2%

(1)	See definition above.

We substantially completed the divestiture of our interior business in the first quarter of 2007. See “— Executive Overview” and Note 4, “Divestiture of Interior Business,” to the consolidated financial statements included in this Report for further information.

Other —

A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

For the Year Ended December 31,	2008	2007

Net sales	$—	$—
Segment earnings(1)	(200.6)	(233.9)
Margin	N/A	N/A

(1)	See definition above.

Our other category includes unallocated corporate and geographic headquarters costs, as well as the elimination of intercompany activity. Corporate and geographic headquarters costs include various support functions, such as information technology, purchasing, corporate finance, legal, executive administration and human resources. Segment earnings related to our other category were ($201) million in 2008, as compared to ($234) million in 2007, primarily due to savings from our restructuring and other cost improvement actions. In 2007, we recognized costs of $35 million related to the AREP merger agreement and costs of $7 million related to the divestiture of our interior business, which were partially offset by a curtailment gain of $36 million related to our decision to freeze our U.S. salaried pension plan. In addition, we incurred costs related to our restructuring actions of $24 million in 2008, as compared to $15 million in 2007.

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

Other expense, which includes non-income related taxes, foreign exchange gains and losses, discounts and expenses associated with our asset-backed securitization and factoring facilities, gains and losses related to derivative instruments and hedging activities, gains and losses on the extinguishment of debt, gains and losses on the sales of fixed assets and other miscellaneous income and expense, was $41 million in 2007, as compared to $86 million in 2006. In 2006, we recorded a loss on the extinguishment of debt of $48 million related to our repurchase of senior notes due 2008 and 2009, as well as a gain of $13 million on the sale of an affiliate. In 2007, reductions in foreign exchange and expenses associated with our asset-backed securitization facility were partially offset by increases in other miscellaneous income and expense and non-income related taxes.

The provision for income taxes was $90 million for the year ended December 31, 2007, representing an effective tax rate of 27.1% on pretax income of $331 million, as compared to $55 million for the year ended December 31, 2006, representing an effective tax rate of negative 8.4% on a pretax loss of $656 million. The 2007 provision for income taxes was impacted by costs of $21 million related to the divestiture of our interior business, a significant portion of which provided no tax benefit as they were incurred in the United States. The provision was also impacted by a portion of our restructuring charges and costs related to the merger transaction, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. This was offset by the impact of the U.S. salaried pension plan curtailment gain of $36 million, for which no tax expense was provided as it was incurred in the United States, a net tax benefit of $17 million as a result of changes in valuation allowances in several foreign jurisdictions and a tax benefit of $17 million related to a tax rate change in Germany, partially offset by one-time tax expenses of $9 million related to various tax items. Excluding these items, the effective tax rate in 2007 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, U.S. and foreign valuation allowances, tax credits, income tax incentives and other permanent items. The 2006 provision for income taxes was significantly impacted by losses incurred in the United States for which no tax benefit was provided due to the U.S. valuation allowance. The 2006 provision for income taxes includes one-time net tax benefits of $20 million related to a number of items, including the expiration of the statute of limitations in a foreign taxing jurisdiction, a tax audit resolution, a favorable tax ruling and several other items. Further, our current and future provision for income taxes is significantly impacted by the initial recognition of and changes in valuation allowances in certain countries, particularly the United States. We intend to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Our future provision for income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowance is eliminated. Accordingly, income taxes are impacted by the U.S. and foreign valuation allowances and the mix of earnings among jurisdictions.

Minority interest expense related to our consolidated subsidiaries was $26 million in 2007, as compared to $18 million in 2006. In 2007, we recorded a loss of $4 million related to the acquisition of the minority interest in an affiliate. Equity in net income of affiliates was $34 million for the year ended December 31, 2007, as compared to $16 million for the year ended December 31, 2006. The increase was due to our equity in the net income of IAC North America and IAC Europe, as well as the improved performance of certain of our other equity affiliates. In addition, we sold our interest in an equity affiliate in 2006, recognizing a gain of $13 million.

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

Reportable Operating Segments

Historically, we have had three reportable operating segments: seating, which includes seat systems and the components thereof; electrical and electronic, which includes electrical distribution systems and electronic products, primarily wire harnesses, junction boxes, terminals and connectors, various electronic control modules, as well as audio sound systems and in-vehicle television and video entertainment systems; and interior, which has been divested and included instrument panels and cockpit systems, headliners and overhead systems, door panels, flooring and acoustic systems and other interior products. For further information related to our interior business, see Note 4, “Divestiture of Interior Business,” to the consolidated financial statements included in this Report. The financial information presented below is for our three reportable operating segments and our other category for the periods presented. The other category includes unallocated costs related to corporate headquarters, geographic headquarters and the elimination of intercompany activities, none of which meets the requirements of being classified as an operating segment. Corporate and geographic headquarters costs include various support functions, such as information technology, purchasing, corporate finance, legal, executive administration and human resources. Financial measures regarding each segment’s income (loss) before goodwill impairment charges, divestiture of Interior business, interest expense, other expense, provision for income taxes, minority interests in consolidated subsidiaries, equity in net (income) loss of affiliates and cumulative effect of a change in accounting principle (“segment earnings”) and segment earnings divided by net sales (“margin”) are not measures of performance under accounting principles generally accepted in the United States (“GAAP”). Segment earnings and the related margin are used by management to evaluate the performance of our reportable operating segments. Segment earnings should not be considered in isolation or as a substitute for net income (loss), net cash provided by operating activities or other income statement or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, segment earnings, as we determine it, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated segment earnings to consolidated income (loss) before provision for income taxes, minority interests in consolidated subsidiaries, equity in net (income) loss of affiliates and cumulative effect of a change in accounting principle, see Note 14, “Segment Reporting,” to the consolidated financial statements included in this Report.

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

We substantially completed the divestiture of our interior business in the first quarter of 2007. See “— Executive Overview” for further information. Interior net sales were $689 million for the year ended December 31, 2007, as compared to $3.2 billion for the year ended December 31, 2006. Segment earnings and the related margin on net sales were $8 million and 1.2% in 2007, as compared to $(184) million and (5.7)% in 2006. During 2007, we incurred costs related to our restructuring actions of $5 million, as compared to $13 million in 2006. In addition, we recorded fixed asset impairment charges of $10 million in 2006.

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

In 2008, we continued to restructure our global operations and to aggressively reduce our costs. In connection with our prior restructuring actions and current activities, we recorded restructuring charges of approximately $177 million and related manufacturing inefficiency charges of approximately $17 million in 2008. In light of current industry conditions and recent customer announcements, we expect continued restructuring and related investments in 2009.

Restructuring costs include employee termination benefits, fixed asset impairment charges and contract termination costs, as well as other incremental costs resulting from the restructuring actions. These incremental costs principally include equipment and personnel relocation costs. We also incur incremental manufacturing inefficiency costs at the operating locations impacted by the restructuring actions during the related restructuring implementation period. Restructuring costs are recognized in our consolidated financial statements in accordance with accounting principles generally accepted in the United States. Generally, charges are recorded as elements of the restructuring strategy are finalized. Actual costs recorded in our consolidated financial statements may vary from current estimates.

In 2008, we recorded restructuring and related manufacturing inefficiency charges of $194 million in connection with our prior restructuring actions and current activities. These charges consist of $164 million recorded as cost of sales, $24 million recorded as selling, general and administrative expenses and $6 million recorded as other expense, net. Cash expenditures related to our restructuring actions totaled $180 million in 2008, including $17 million in capital expenditures. The 2008 restructuring charges consist of employee termination benefits of $128 million, fixed asset impairment charges of $17 million and net contract termination costs of $9 million, as well as other net costs of $23 million. We also estimate that we incurred approximately $17 million in manufacturing inefficiency costs during this period as a result of the restructuring. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations. Asset impairment charges relate to the disposal of buildings, leasehold improvements and machinery and equipment with carrying values of $17 million in excess of related estimated fair values. Contract termination costs include net pension and other postretirement benefit plan curtailment charges of $8 million, lease cancellation costs of $2 million, a reduction in previously recorded repayments of various government-sponsored grants of ($2) million and various other costs of $1 million.

In 2007, we recorded restructuring and related manufacturing inefficiency charges of $182 million. These charges consist of $166 million recorded as cost of sales and $16 million recorded as selling, general and administrative expenses. Cash expenditures related to our restructuring actions totaled $111 million in 2007. The 2007 restructuring charges consist of employee termination benefits of $115 million, fixed asset impairment charges of $17 million and net contract termination costs of $25 million, as well as other net costs of $12 million. We also estimate that we incurred approximately $13 million in manufacturing inefficiency costs during this period as a result of the restructuring. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations. Asset impairment charges related to the disposal of buildings, leasehold improvements and machinery and equipment with carrying values of $17 million in excess of related estimated fair values. Contract termination costs include net pension and other postretirement benefit plan curtailment charges of $19 million, lease cancellation costs of $5 million and the repayment of various government-sponsored grants of $1 million.

In 2006, we recorded restructuring and related manufacturing inefficiency charges of $100 million. These charges consist of $88 million recorded as cost of sales and $17 million recorded as selling, general and administrative expenses, offset by gains on the sales of two facilities and machinery and equipment, which are recorded as other expense, net. Cash expenditures related to our restructuring actions totaled $73 million in 2006. The 2006 restructuring charges consist of employee termination benefits of $79 million, fixed asset impairment charges of $6 million and contract termination costs of $6 million, as well as other net costs of $2 million. We also estimate that we incurred approximately $7 million in manufacturing inefficiency costs during this period as a result of the restructuring. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations. Asset impairment charges relate to the disposal of buildings, leasehold improvements and machinery and equipment with carrying values of $6 million in excess of related estimated fair values. Contract termination costs include costs associated with the termination of subcontractor and other relationships of $4 million, lease cancellation costs of $1 million and pension and other postretirement benefit plan curtailment charges of $1 million.

Liquidity and Financial Condition

Our primary liquidity needs are to fund capital expenditures, service indebtedness and support working capital requirements. In addition, approximately 90% of the costs associated with our current restructuring strategy are expected to require cash expenditures. Our principal sources of liquidity are cash flows from operating activities and borrowings under available credit facilities. A substantial portion of our operating income is generated by our subsidiaries. As a result, we are dependent on the earnings and cash flows of and the combination of dividends, royalties and other distributions and advances from our subsidiaries to provide the funds necessary to meet our obligations. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear. For further information regarding potential dividends from our non-U.S. subsidiaries, see Note 10, “Income Taxes,” to the consolidated financial statements included in this Report. As discussed below in “— Capitalization — Adequacy of Liquidity Sources,” as a result of the current challenging economic and industry conditions, we anticipate continued negative net cash provided by operating activities after restructuring and capital expenditures. Additionally, as discussed below in “— Capitalization — Primary Credit Facility,” as of December 31, 2008, we were in default under our primary credit facility.

Equity Offering

On November 8, 2006, we completed the sale of $200 million of common stock in a private placement to affiliates of and funds managed by Carl C. Icahn. The proceeds of this offering were used for general corporate purposes, including strategic investments.

Cash Flows

Net cash provided by operating activities was $144 million in 2008, as compared to $467 million in 2007. The decrease primarily reflects lower earnings. The net change in sold accounts receivable, which increased operating cash flow between periods by $216 million, was partially offset by the net change in working capital, which decreased operating cash flow between periods by $116 million. Cash expenditures related to our restructuring actions also resulted in a decrease in operating cash flow between periods. Decreases in accounts receivable and accounts payable were a source of $868 million of cash and a use of $779 million of cash, respectively, in 2008, reflecting the decreased volumes and the timing of payments received from our customers and made to our suppliers. Decreases in accrued liabilities and other were a use of $341 million of cash, primarily reflecting a decrease in compensation-related and other accruals.

Net cash used in investing activities was $144 million in 2008, as compared to $340 million in 2007. In 2007, the divestiture of our interior business resulted in a use of cash of $101 million. In addition, a reduction in capital expenditures of $35 million, as well as cash received of $40 million related to the sales of our interests in affiliates, contributed to the decrease in cash used in investing activities. Capital spending in 2009 is currently estimated at approximately $150 million.

Financing activities were a source of $1.0 billion of cash in 2008, as compared to a use of $50 million of cash in 2007. In 2008, we elected to borrow $1.2 billion under our primary credit facility in order to protect against possible disruptions in the capital markets and to further bolster our liquidity position. We elected not to repay the amounts borrowed at year end in light of continued market and industry uncertainty. These 2008 borrowings were partially offset by the repayment of our €56 million (approximately $87 million based on the exchange rate in effect as of the transaction date) aggregate principal amount of senior notes on the maturity date, the repurchase of the remaining $41 million aggregate principal amount of our senior notes due 2009 for a purchase price of $43 million, including the call premium and related fees, the repurchase of $2 million aggregate principal amount of our senior notes due 2013 and $11 million aggregate principal amount of our senior notes due 2016 in the open market for an aggregate purchase price of $3 million, including related fees. See “— Capitalization — Primary Credit Facility.”

Capitalization

In addition to cash provided by operating activities, we utilize a combination of available credit facilities to fund our capital expenditures and working capital requirements. For the years ended December 31, 2008 and 2007, our average outstanding long-term debt balance, including borrowings outstanding under our primary credit facility, as of the end of each fiscal quarter, was $2.6 billion and $2.5 billion, respectively. The weighted average long-term interest rate, including rates under our outstanding and committed credit facility and the effect of hedging activities, was 7.0% and 7.7% for the respective periods.

We utilize uncommitted lines of credit as needed for our short-term working capital fluctuations. For the years ended December 31, 2008 and 2007, our average outstanding short-term debt balance, excluding borrowings outstanding under our primary credit facility, as of the end of each fiscal quarter, was $26 million and $17 million, respectively. The weighted average interest rate on our unsecured short-term debt balances, excluding rates under our outstanding and committed credit facility, was 7.1% and 4.7% for the respective periods. The availability of uncommitted lines of credit may be affected by our financial performance, credit ratings and other factors. See “— Off-Balance Sheet Arrangements” and “— Accounts Receivable Factoring.”

Primary Credit Facility

Our primary credit facility contains certain affirmative and negative covenants, including (i) limitations on fundamental changes involving us or our subsidiaries, asset sales and restricted payments, (ii) a limitation on indebtedness with a maturity shorter than the term loan facility, (iii) a limitation on aggregate subsidiary indebtedness to an amount which is no more than 5% of consolidated total assets, (iv) a limitation on aggregate secured indebtedness to an amount which is no more than $100 million and (v) requirements that we maintain a leverage ratio of not more than 3.25 to 1, as of December 31, 2008, and an interest coverage ratio of not less than 3.00 to 1, as of December 31, 2008. The primary credit facility also contains customary events of default, including an event of default triggered by a change of control of Lear. As of December 31, 2008, we were in compliance with the required interest coverage ratio covenant under our primary credit facility.

During the fourth quarter of 2008, we elected to borrow $1.2 billion under our primary credit facility to protect against possible disruptions in the capital markets and uncertain industry conditions, as well as to further bolster our liquidity position. As of December 31, 2008, we had approximately $1.6 billion in cash and cash equivalents on hand, providing adequate resources to satisfy ordinary course business obligations. We elected not to repay the amounts borrowed at year end in light of continued market and industry uncertainty. As a result, as of December 31, 2008, we were no longer in compliance with the leverage ratio covenant contained in our primary credit facility. We have been engaged in active discussions with a steering committee consisting of several significant lenders to address issues under our primary credit facility. On March 17, 2009, we entered into an amendment and waiver with the lenders under our primary credit facility which provides, through May 15, 2009, for: (1) a waiver of the existing defaults under our primary credit facility and (2) an amendment of the financial covenants and certain other provisions contained in our primary credit facility. Based upon the foregoing, we have classified all amounts outstanding under our primary credit facility as current liabilities in our consolidated balance sheet as of December 31, 2008, included in this Report. As a result of these factors, as well as adverse industry conditions, our independent registered public accounting firm has included an explanatory paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended December 31, 2008.

On July 3, 2008, we amended our then existing primary credit facility to, among other things, extend certain of the revolving credit commitments thereunder from March 23, 2010 to January 31, 2012. Prior to the amendment, our primary credit facility consisted of an amended and restated credit and guarantee agreement, which provided for revolving borrowing commitments of $1.7 billion and a term loan facility of $1.0 billion. The extension was offered to each revolving lender, and lenders consenting to the amendment had their revolving credit commitments reduced by 33.33% on July 11, 2008. After giving effect to the amendment, we had outstanding approximately $1.3 billion of revolving credit commitments, $468 million of which mature on March 23, 2010, and $822 million of which mature on January 31, 2012. The primary credit facility, as amended, provides for multicurrency borrowings in a maximum aggregate amount of $400 million, Canadian borrowings in a maximum aggregate amount of $100 million and swing-line borrowings in a maximum aggregate amount of $200 million, the commitments for which are part of the aggregate revolving credit commitments. The amendment had no effect on our $1.0 billion term loan facility issued under our prior primary credit facility, which continues to have a maturity date of April 25, 2012. As of December 31, 2008, we had $1.2 billion and $985 million in borrowings outstanding under the revolving credit facility and the term loan facility, respectively, with no additional availability under the term loan facility. In addition, we had $76 million committed under outstanding letters of credit as of December 31, 2008.

Borrowings under the primary credit facility bear interest, payable no less frequently than quarterly, at (a) (1) applicable interbank rates, on Eurodollar and Eurocurrency loans, (2) the greater of the U.S. prime rate and the federal funds rate plus 0.50%, on base rate loans, (3) the greater of the prime rate publicly announced by the Canadian administrative agent and the federal funds rate plus 0.50%, on U.S. dollar denominated Canadian loans, (4) the greater of the prime rate publicly announced by the Canadian administrative agent and the average Canadian interbank bid rate (CDOR) plus 1.0%, on Canadian dollar denominated Canadian loans, and (5) various published or quoted rates, on swing-line and other loans, plus (b) a percentage spread ranging from 0% to a maximum of 2.75%, depending on the type of loan and/or currency and our credit rating or leverage ratio. Under the primary credit facility, we pay a facility fee, payable quarterly, at rates ranging from 0.15% to 0.50%, depending on our credit rating or leverage ratio.

In 2006, we entered into a primary credit facility, the proceeds of which were used to repay the term loan facility under the then existing primary credit facility and to repurchase outstanding zero-coupon convertible senior notes with an accreted value of $303 million, €13 million aggregate principal amount of senior notes due 2008 and $207 million aggregate principal amount of senior notes due 2009. In connection with these transactions, we recognized a net gain of less than $1 million on the extinguishment of debt, which is included in other expense, net in the consolidated statement of operations for the year ended December 31, 2006, included in this Report.

For further information related to our primary credit facility, including the operating and financial covenants to which we are subject and related definitions, see Note 9, “Long-Term Debt,” to the consolidated financial statements included in this Report and the agreement governing our primary credit facility, which is incorporated by reference as an exhibit to this Report.

Subsidiary Guarantees — Our obligations under the primary credit facility are secured by a pledge of all or a portion of the capital stock of certain of our subsidiaries, including substantially all of our first-tier subsidiaries, and are partially secured by a security interest in our assets and the assets of certain of our domestic subsidiaries. In addition, our obligations under the primary credit facility are guaranteed, on a joint and several basis, by certain of our subsidiaries, which are primarily domestic subsidiaries and all of which are directly or indirectly 100% owned by Lear.

Senior Notes

In addition to borrowings outstanding under our primary credit facility, as of December 31, 2008, we had $1.3 billion of senior notes outstanding, consisting primarily of $298 million aggregate principal amount of senior notes due 2013, $589 million aggregate principal amount of senior notes due 2016, $400 million aggregate principal amount of senior notes due 2014 and $1 million accreted value of zero-coupon convertible senior notes due 2022. We repaid €56 million (approximately $87 million based on the exchange rate in effect as of the transaction date) aggregate principal amount of senior notes on April 1, 2008, the maturity date. In connection with the amendment of our primary credit facility discussed above, in August 2008, we repurchased our remaining senior notes due 2009, with an aggregate principal amount of $41 million, for a purchase price of $43 million, including the call premium and related fees. In December 2008, we repurchased a portion of our senior notes due 2013 and 2016, with an aggregate principal amount of $2 million and $11 million, respectively, in the open market for an aggregate purchase price of $3 million, including related fees. In connection with these transactions, we recognized a net gain on the extinguishment of debt of $8 million, which is included in other expense, net in the consolidated statements of operations for the year ended December 31, 2008, included in this Report.

In November 2006, we issued $300 million aggregate principal amount of unsecured 8.50% senior notes due 2013 and $600 million aggregate principal amount of unsecured 8.75% senior notes due 2016. The notes are unsecured and rank equally with our other unsecured senior indebtedness, including our other senior notes. The proceeds from this note offering were used to repurchase our senior notes due 2008 and 2009, with an aggregate principal amount of €181 million and $552 million, respectively, for an aggregate purchase price of $836 million, including related fees. In connection with these transactions, we recognized a loss of $48 million on the extinguishment of debt, which is included in other expense, net in the consolidated statement of operations for the year ended December 31, 2006, included in this Report. In January 2007, we completed an exchange offer of our senior notes due 2013 and 2016 for substantially identical notes registered under the Securities Act of 1933, as amended.

During 2006, using proceeds from the issuance of our senior notes due 2013 and 2016 and borrowings under our primary credit facility, we repurchased a portion of our senior notes due 2008 and 2009, with an aggregate principal amount of €194 million (approximately $257 million based on exchange rates in effect as of the transaction dates) and $759 million, respectively. See “— Primary Credit Facility.”

Zero-Coupon Convertible Senior Notes — In February 2002, we issued $640 million aggregate principal amount at maturity of zero-coupon convertible senior notes due 2022, yielding gross proceeds of $250 million. As discussed above, in 2006, we repurchased substantially all of the outstanding zero-coupon convertible senior notes with borrowings under our primary credit facility. As of December 31, 2008, notes with an accreted value of $1 million remain outstanding. See “— Primary Credit Facility.”

Subsidiary Guarantees — Our obligations under the senior notes are guaranteed by the same subsidiaries that guarantee our obligations under the primary credit facility. In the event that any such subsidiary ceases to be a guarantor under the primary credit facility, such subsidiary will be released as a guarantor of the senior notes. Our obligations under the senior notes are not secured by the pledge of the assets or capital stock of any of our subsidiaries.

Covenants — The senior notes due 2013 and 2016 (having an aggregate principal amount outstanding of $887 million as of December 31, 2008) provide holders of the notes the right to require us to repurchase all or any part of their notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a “change of control” (as defined in the indenture governing the notes). The indentures governing our other senior notes do not contain a change of control repurchase obligation.

With the exception of our zero-coupon convertible senior notes, our senior notes contain covenants restricting our ability to incur liens and to enter into sale and leaseback transactions. As of December 31, 2008, we were in compliance with all covenants and other requirements set forth in our senior notes. As discussed above, acceleration of our obligations under the primary credit facility would constitute a default under our senior notes and would likely result in the acceleration of these obligations. For further information, see “— Primary Credit Facility.”

For further information related to our senior notes described above, see Note 9, “Long-Term Debt,” to the consolidated financial statements included in this Report and the indentures governing our senior notes, which are incorporated by reference as exhibits to this Report.

Contractual Obligations

Our scheduled maturities of long-term debt, including capital lease obligations, obligations under our primary credit facility, our scheduled interest payments on our outstanding senior notes and our lease commitments under non-cancelable operating leases as of December 31, 2008, are shown below (in millions):

	2009	2010	2011	2012	2013	Thereafter	Total

Long-term debt maturities	$4.3	$7.5	$1.8	$1.3	$301.7	$990.7	$1,307.3
Primary credit facility	2,177.0	—	—	—	—	—	2,177.0
Interest payments on our senior notes	101.0	101.0	101.0	101.0	101.0	180.5	685.5
Lease commitments	77.3	61.1	46.1	33.5	29.1	58.2	305.3

Total	$2,359.6	$169.6	$148.9	$135.8	$431.8	$1,229.4	$4,475.1

Borrowings under our primary credit facility bear interest at variable rates. Therefore, an increase in interest rates would reduce our profitability. See “— Market Risk Sensitivity.” As discussed above in “— Capitalization — Primary Credit Facility,” we have reflected all amounts outstanding under our primary credit facility as 2009 obligations in the above chart.

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

We may be required to make significant cash outlays related to our unrecognized tax benefits, including interest and penalties. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits, including interest and penalties, of $122 million as of December 31, 2008, have been excluded from the contractual obligations table above. For further information related to our unrecognized tax benefits, see Note 10, “Income Taxes,” to the consolidated financial statements included in this Report.

We also have minimum funding requirements with respect to our pension obligations. We expect to contribute approximately $50 million to our domestic and foreign pension plans in 2009, as compared to $52 million in 2008. We may make contributions in excess of minimum funding requirements in response to investment performance and changes in interest rates, to achieve funding levels required by our defined benefit plan arrangements or when we believe it is financially advantageous to do so and based on our other capital requirements. Our minimum funding requirements after 2009 will depend on several factors, including investment performance and interest rates. Our funding obligations may also be affected by changes in applicable legal requirements. We also have payments due with respect to our postretirement benefit obligations. We do not fund our postretirement benefit obligations. Rather, payments are made as costs are incurred by covered retirees. We expect other postretirement benefit payments to be approximately $11 million in 2009, as compared to $13 million in 2008.

Effective December 31, 2006, we elected to freeze our tax-qualified U.S. salaried defined benefit pension plan and the related non-qualified benefit plans. In conjunction with this, we established a new defined contribution retirement program for our salaried employees effective January 1, 2007. Our contributions to this plan are determined as a percentage of each covered employee’s eligible compensation and are expected to be approximately $12 million in 2009, as compared to $16 million in 2008. In addition, in December 2007, the related non-qualified defined benefit plans were amended to, among other things, provide for the distribution of vested benefits to participants in equal installments over a five-year period beginning at age 60. Payments of such amounts for active participants will be used to fund a third-party annuity or other investment vehicle. We expect to distribute approximately $7 million in 2009, as compared to $18 million in 2008, to participants as a result of these non-qualified defined benefit plan amendments. For further information related to our pension and other postretirement benefit plans, see “— Other Matters — Pension and Other Postretirement Benefit Plans” and Note 11, “Pension and Other Postretirement Benefit Plans,” to the consolidated financial statements included in this Report.

Off-Balance Sheet Arrangements

Asset-Backed Securitization Facility — Prior to April 30, 2008, we had in place an asset-backed securitization facility (the “ABS facility”), which provided for maximum purchases of adjusted accounts receivable of $150 million. The ABS facility expired on April 30, 2008, and we did not elect to renew the existing facility. There were no accounts receivable sold under this facility in 2008. For further information related to the ABS facility, see Note 15, “Financial Instruments,” to the consolidated financial statements included in this Report.

Guarantees and Commitments — We guarantee 40% of certain of the debt of Beijing Lear Dymos Automotive Systems Co., Ltd., 49% of certain of the debt of Tacle Seating USA, LLC and 49% of certain of the debt of Honduras Electrical Distribution Systems S. de R.L. de C.V. The percentages of debt guaranteed of these entities are based on our ownership percentages. As of December 31, 2008, the aggregate amount of debt guaranteed was approximately $6 million.

Accounts Receivable Factoring

Certain of our European and Asian subsidiaries periodically factor their accounts receivable with financial institutions. Such receivables are factored without recourse to us and are excluded from accounts receivable in the consolidated balance sheets included in this Report. In the second quarter of 2008, certain of our European subsidiaries entered into extended factoring agreements, which provide for aggregate purchases of specified customer accounts receivable of up to €315 million through April 30, 2011. The level of funding utilized under these European factoring facilities is based on the credit ratings of each specified customer. In addition, the facility provider can elect to discontinue the facility in the event that our corporate credit rating declines below B- by Standard & Poor’s Ratings Services. In January 2009, Standard and Poor’s Ratings Services downgraded our corporate credit rating to CCC+ from B-, and in February 2009, the use of these facilities was suspended. We cannot provide any assurances that these or any other factoring facilities will be available or utilized in the future. As of December 31, 2008 and December 31, 2007, the amount of factored receivables was $144 million and $104 million, respectively. As of March 31, 2009, no receivables are expected to be factored under the European factoring facilities.

Credit Ratings

The credit ratings below are not recommendations to buy, sell or hold our securities and are subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

The credit ratings of our senior secured and unsecured debt as of the date of this Report are shown below. For our senior secured debt, the ratings of Standard & Poor’s Ratings Services and Moody’s Investors Service are five and seven levels below investment grade, respectively. For our senior unsecured debt, the ratings of Standard & Poor’s Ratings Services and Moody’s Investors Service are eight levels below investment grade.

	Standard & Poor’s	Moody’s
	Ratings Services	Investors Service

Credit rating of senior secured debt	B	Caa1
Corporate rating	CCC+	Caa2
Credit rating of senior unsecured debt	CCC	Caa2
Ratings outlook	Negative	Negative Watch

Dividends

See Item 5, “Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Common Stock Repurchase Program

In February 2008, our Board of Directors authorized a common stock repurchase program, which modified our previous common stock repurchase program, approved in November 2007, to permit the repurchase of up to 3,000,000 shares of our outstanding common stock through February 14, 2010. Under this program, we repurchased 259,200 shares of our outstanding common stock in 2008 at an average purchase price of $16.18 per share, excluding commissions of $0.03 per share, leaving 2,586,542 shares of common stock available for repurchase. In light of extremely adverse industry conditions, repurchases of common stock under the program have been suspended indefinitely.

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

Adequacy of Liquidity Sources

As of December 31, 2008, we had approximately $1.6 billion of cash and cash equivalents on hand, which we believe will enable us to meet our liquidity needs to satisfy ordinary course business obligations. However, our ability to continue to meet such liquidity needs is subject to and will be affected by cash utilized in operations, including restructuring activities, the continued general economic downturn and turmoil in the global credit markets, challenging automotive industry conditions, including further reduction in automotive industry production, the financial condition of our customers and suppliers, our ability to restructure our capital structure and other related factors. Furthermore, as result of the current challenging economic and industry conditions, we anticipate continued negative net cash provided by operating activities after restructuring and capital expenditures. Additionally, as discussed in “— Executive Overview” above, a continued economic downturn, a further reduction in production levels and the outcome of discussions with respect to the restructuring of our capital structure could negatively impact our financial condition. Furthermore, our future financial results will be affected by cash utilized in operations, including restructuring activities, and will also be subject to certain factors outside of our control, including those described above in this paragraph. No assurances can be given regarding the length or severity of the economic downturn and its ultimate impact on our financial results or our ability to restructure our capital structure. See Part I — Item 1A, “Risk Factors,” “— Executive Overview” above, including “— Executive Overview — Liquidity and Financial Condition,” and “— Forward-Looking Statements” below for further discussion of the risks and uncertainties affecting our cash flows from operations, borrowing availability and overall liquidity.

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

Our most significant foreign currency transactional exposures relate to the Mexican peso and various European currencies. We have performed a quantitative analysis of our overall currency rate exposure as of December 31, 2008. The potential adverse earnings impact related to net transactional exposures from a hypothetical 10% strengthening of the U.S. dollar relative to all other currencies for 2009 is approximately $10 million. The potential adverse earnings impact related to net transactional exposures from a similar strengthening of the Euro relative to all other currencies for 2009 is approximately $10 million.

As of December 31, 2008, foreign exchange contracts representing $533 million of notional amount were outstanding with maturities of less than 12 months. As of December 31, 2008, the fair value of these contracts was approximately negative $54 million. As of December 31, 2008, the contract, or settlement, value of outstanding foreign exchange contracts was approximately negative $65 million. A 10% change in the value of the U.S. dollar relative to all other currencies would result in a $37 million change in the aggregate fair value of these contracts. A 10% change in the value of the Euro relative to all other currencies would result in a $25 million change in the aggregate fair value of these contracts.

There are certain shortcomings inherent in the sensitivity analysis presented. The analysis assumes that all currencies would uniformly strengthen or weaken relative to the U.S. dollar or Euro. In reality, some currencies may strengthen while others may weaken, causing the earnings impact to increase or decrease depending on the currency and the direction of the rate movement.

In addition to the transactional exposure described above, our operating results are impacted by the translation of our foreign operating income into U.S. dollars (“translation exposure”). In 2008, net sales outside of the United States accounted for 79% of our consolidated net sales, although certain non-U.S. sales are U.S. dollar denominated. We do not enter into foreign exchange contracts to mitigate this exposure.

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

We have performed a quantitative analysis of our overall interest rate exposure as of December 31, 2008. This analysis assumes an instantaneous 100 basis point parallel shift in interest rates at all points of the yield curve. The potential adverse earnings impact from this hypothetical increase for a twelve-month period is approximately $3 million.

As of December 31, 2008, interest rate swap and other derivative contracts representing $750 million of notional amount were outstanding with maturities through September 2011. All of these contracts are designated as cash flow hedges and modify the variable rate characteristics of our variable rate debt instruments. As of December 31, 2008, the fair value of these contracts was approximately negative $23 million. As of December 31, 2008, the contract, or settlement, value of outstanding interest rate contracts was approximately negative $35 million. In February 2009, we elected to settle certain of our outstanding interest rate contracts representing $435 million of notional amount with a payment of $21 million. The fair value of all outstanding interest rate swap and other derivative contracts is subject to changes in value due to changes in interest rates. A 100 basis point parallel shift in interest rates would result in an $11 million change in the aggregate fair value of these contracts.

Commodity Prices

We have commodity price risk with respect to purchases of certain raw materials, including steel, leather, resins, chemicals, copper and diesel fuel. Raw material, energy and commodity costs have been extremely volatile over the past several years and were significantly higher throughout much of 2008. In limited circumstances, we have used financial instruments to mitigate this risk.

We have developed and implemented strategies to mitigate or partially offset the impact of higher raw material, energy and commodity costs, which include cost reduction actions, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, due to significantly lower production volumes combined with increased raw material, energy and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. In addition, higher crude oil prices indirectly impact our operating results by adversely affecting demand for certain of our key light truck and large SUV platforms. Although raw material, energy and commodity costs have recently moderated, these costs remain volatile and could have an adverse impact on our operating results in the foreseeable future. See Part I — Item 1A, “Risk Factors — High raw material costs may continue to have a significant adverse impact on our profitability,” and “— Forward-Looking Statements.”

We use derivative instruments to reduce our exposure to fluctuations in certain commodity prices, including copper and natural gas. Commodity swap contracts are executed with banks that we believe are creditworthy. A portion of our derivative instruments are currently designated as cash flow hedges. As of December 31, 2008, commodity swap contracts representing $41 million of notional amount were outstanding with maturities of less than 12 months. As of December 31, 2008, the fair value of these contracts was approximately negative $18 million. As of December 31, 2008, the contract, or settlement, value of outstanding commodity swap contracts was approximately negative $22 million. The potential adverse earnings impact from a 10% parallel worsening of the respective commodity curves for a twelve-month period is approximately $2 million.

Other

A default under our primary credit facility could result in a cross-default or the acceleration of our payment obligations under other financing agreements. In connection with the default under our primary credit facility as of December 31, 2008, in February 2009, one such counterparty provided us with notice of early termination of certain foreign exchange and interest rate and commodity swap contracts. The aggregate settlement amount claimed by the counterparty is approximately $35 million. See “— Executive Overview — Liquidity and Financial Condition” above.

For further information related to the financial instruments described above, see Note 9, “Long-Term Debt,” and Note 15, “Financial Instruments,” to the consolidated financial statements included in this Report.

Other Matters

Legal and Environmental Matters

We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. As of December 31, 2008, we had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $31 million. In addition, as of December 31, 2008, we had recorded reserves for product liability claims and environmental matters of $22 million and $3 million, respectively. Although these reserves were determined in accordance with SFAS No. 5, “Accounting for Contingencies,” the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. For a description of risks related to various legal proceedings and claims, See Part I — Item 1A, “Risk Factors,” included in this Report. For a more complete description of our outstanding material legal proceedings, see Note 13, “Commitments and Contingencies,” to the consolidated financial statements included in this Report.

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

Pre-Production Costs Related to Long-Term Supply Arrangements

We incur pre-production engineering, research and development (“ER&D”) and tooling costs related to the products produced for our customers under long-term supply agreements. We expense all pre-production ER&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, we expense all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which the customer has not provided a non-cancelable right to use the tooling. During 2008 and 2007, we capitalized $137 million and $106 million, respectively, of pre-production ER&D costs for which reimbursement is contractually guaranteed by the customer. During 2008 and 2007, we also capitalized $155 million and $152 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling. During 2008 and 2007, we collected $337 million and $298 million, respectively, of cash related to ER&D and tooling costs.

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

Impairment of Goodwill

As of December 31, 2008 and 2007, we had recorded goodwill of approximately $1.5 billion and $2.1 billion, respectively. Goodwill is not amortized but is tested for impairment on at least an annual basis. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment, or decline in value, may have occurred. In conducting our impairment testing, we compare the fair value of each of our reporting units to the related net book value. If the fair value of a reporting unit exceeds its net book value, goodwill is considered not to be impaired. If the net book value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized. We conduct our annual impairment testing as of the first day of the fourth quarter each year.

We utilize an income approach to estimate the fair value of each of our reporting units. The income approach is based on projected debt-free cash flow which is discounted to the present value using discount factors that consider the timing and risk of cash flows. We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance. This approach also mitigates the impact of cyclical trends that occur in the industry. Fair value is estimated using recent automotive industry and specific platform production volume projections, which are based on both third-party and internally-developed forecasts, as well as commercial, wage and benefit, inflation and discount rate assumptions. The discount rate used is the value-weighted average of our estimated cost of equity and of debt (“cost of capital”) derived using, both known and estimated, customary market metrics. Our weighted average cost of capital is adjusted by reporting unit to reflect a risk factor, if necessary. Risk adjustments for 2008 ranged from zero to 300 basis points. Other significant assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital requirements. While there are inherent uncertainties related to the assumptions used and to management’s application of these assumptions to this analysis, we believe that the income approach provides a reasonable estimate of the fair value of our reporting units.

Our 2008 annual goodwill impairment analysis, completed as of the first day of the fourth quarter, indicated a significant decline in the fair value of our electrical and electronic segment, as well as an impairment of the related goodwill. The decline in fair value resulted from unfavorable operating results, primarily as a result of the significant decline in estimated industry production volumes. We evaluated the net book value of goodwill within our electrical and electronic segment by comparing the fair value of each reporting unit to the related net book value. As a result, we recorded total goodwill impairment charges of $530 million related to the electrical and electronic segment.

We monitor our goodwill for impairment indicators on an ongoing basis. We have recently experienced a decline in our operating results and our stock price. As a result, we updated our analysis and do not believe that there is any additional goodwill impairment. However, a prolonged decline in automotive production levels or a further decline in our operating results could result in additional goodwill impairment charges.

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

In the years ended December 31, 2008, 2007 and 2006, we recognized fixed asset impairment charges of $18 million, $17 million and $6 million, respectively, in conjunction with our restructuring actions. See “— Restructuring.” We also recorded fixed asset impairment charges related to certain operating locations within our interior segment of $10 million in the year ended December 31, 2006. The remaining fixed assets of our North American interior business were written down to zero in the fourth quarter of 2006 as a result of entering into the agreement relating to the divestiture of our North American interior business. See “— Executive Overview — Interior Segment.” We have certain other facilities that have generated operating losses in recent years. The results of the related impairment analyses indicated that impairment of the fixed assets was not material.

Fixed asset impairment charges are recorded in cost of sales in the consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006, included in this Report.

Impairment of Investments in Affiliates

As of December 31, 2008 and 2007, we had aggregate investments in affiliates of $190 million and $266 million, respectively. We monitor our investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis in accordance with Accounting Principles Board No. 18, “The Equity Method of Accounting for Investments in Common Stock.” If we determine that an other-than-temporary decline in value has occurred, we recognize an impairment loss, which is measured as the difference between the recorded book value and fair value of the investment. Fair value is generally determined using an income approach based on discounted cash flows or negotiated transaction values.

As a result of rapidly deteriorating industry conditions, we recorded an impairment charge of $34 million related to our investment in IAC North America. The impairment charge was based upon the significant decline in the operating results of IAC North America, as well as a recently completed financing transaction between IAC North America and certain of its lenders.

A further deterioration in industry conditions and decline in the operating results of our unconsolidated affiliates could result in additional impairment charges.

Restructuring

Accruals have been recorded in conjunction with our restructuring actions, as well as the integration of acquired businesses. These accruals include estimates primarily related to facility consolidations and closures, census reductions and contract termination costs. Actual costs may vary from these estimates. Restructuring-related accruals are reviewed on a quarterly basis, and changes to restructuring actions are appropriately recognized when identified.

Legal and Other Contingencies

We are subject to legal proceedings and claims, including product liability claims, commercial or contractual disputes, environmental enforcement actions and other claims that arise in the normal course of business. We routinely assess the likelihood of any adverse judgments or outcomes to these matters, as well as ranges of probable losses, by consulting with internal personnel principally involved with such matters and with our outside legal counsel handling such matters. We have accrued for estimated losses in accordance with accounting principles generally accepted in the United States for those matters where we believe that the likelihood that a loss has occurred is probable and the amount of the loss is reasonably estimable. The determination of the amount of such reserves is based on knowledge and experience with regard to past and current matters and consultation with internal personnel principally involved with such matters and with our outside legal counsel handling such matters. The amount of such reserves may change in the future due to new developments or changes in circumstances. The inherent uncertainty related to the outcome of these matters can result in amounts materially different from any provisions made with respect to their resolution.

Pension and Other Postretirement Defined Benefit Plans

We provide certain pension and other postretirement benefits to our employees and retired employees, including pensions, postretirement heath care benefits and other postretirement benefits.

Plan assets and obligations are measured using various actuarial assumptions, such as discount rates, rate of compensation increase, mortality rates, turnover rates and health care cost trend rates, which are determined as of the current year measurement date. The measurement of net periodic benefit cost is based on various actuarial assumptions, including discount rates, expected return on plan assets and rate of compensation increase, which are determined as of the prior year measurement date. We review our actuarial assumptions on an annual basis and modify these assumptions when appropriate. As required by accounting principles generally accepted in the United States, the effects of the modifications are recorded currently or amortized over future periods.

Approximately 13% of our active workforce is covered by defined benefit pension plans. Approximately 3% of our active workforce is covered by other postretirement benefit plans. Pension plans provide benefits based on plan-specific benefit formulas as defined by the applicable plan documents. Postretirement benefit plans generally provide for the continuation of medical benefits for all eligible employees. We also have contractual arrangements with certain employees which provide for supplemental retirement benefits. In general, our policy is to fund our pension benefit obligation based on legal requirements, tax considerations and local practices. We do not fund our postretirement benefit obligation.

As of December 31, 2008, our projected benefit obligations related to our pension and other postretirement benefit plans were $779 million and $172 million, respectively, and our unfunded pension and other postretirement benefit obligations were $255 million and $172 million, respectively. These benefit obligations were valued using a weighted average discount rate of 5.73% and 5.75% for domestic pension and other postretirement benefit plans, respectively, and 6.25% and 7.5% for foreign pension and other postretirement benefit plans, respectively. The determination of the discount rate is based on the construction of a hypothetical bond portfolio consisting of high-quality fixed income securities with durations that match the timing of expected benefit payments. Changes in the selected discount rate could have a material impact on our projected benefit obligations and the unfunded status of our pension and other postretirement benefit plans. Decreasing the discount rate by 1% would have increased the projected benefit obligations and unfunded status of our pension and other postretirement benefit plans by approximately $110 million and $25 million, respectively.

Effective January 1, 2009, we elected to amend certain of our U.S. salaried other postretirement benefit plans to eliminate post-65 salaried retiree medical and life insurance coverage and to increase the retiree contribution rate for pre-65 salaried retiree medical coverage. This amendment resulted in a reduction of the other postretirement benefit obligation and accumulated other comprehensive loss of $22 million as of December 31, 2008. This reduction will be amortized as a credit to net periodic benefit cost from the date of the amendment through either the full benefit eligibility date for the active participants or over their expected remaining lifetime.

For the year ended December 31, 2008, pension and other postretirement net periodic benefit cost was $28 million and $21 million, respectively, and was determined using a variety of actuarial assumptions. In 2008, pension net periodic benefit cost was calculated using a weighted average discount rate of 6.25% for domestic and 5.4% for foreign plans and an expected return on plan assets of 8.25% for domestic and 6.9% for foreign plans. The expected return on plan assets is determined based on several factors, including adjusted historical returns, historical risk premiums for various asset classes and target asset allocations within the portfolio. Adjustments made to the historical returns are based on recent return experience in the equity and fixed income markets and the belief that deviations from historical returns are likely over the relevant investment horizon. In 2008, other postretirement net periodic benefit cost was calculated using a discount rate of 6.1% for domestic and 5.6% for foreign plans. Adjustments to our actuarial assumptions could have a material adverse impact on our operating results. Decreasing the discount rate by 1% would have increased pension and other postretirement net periodic benefit cost each by approximately $5 million for the year ended December 31, 2008. Decreasing the expected return on plan assets by 1% would have increased pension net periodic benefit cost by approximately $7 million for the year ended December 31, 2008.

Aggregate pension and other postretirement net periodic benefit cost is forecasted to be approximately $37 million in 2009. This estimate is based on a weighted average discount rate of 5.73% and 6.25% for domestic and foreign pension plans, respectively, and 5.75% and 7.5% for domestic and foreign other postretirement benefit plans, respectively. Actual cost is also dependent on various other factors related to the employees covered by these plans.

We expect to contribute approximately $50 million to our domestic and foreign pension plans in 2009. Contributions to our pension plans meet or exceed the minimum funding requirements of the relevant governmental authorities. We may make contributions in excess of the minimum funding requirements in response to investment performance and changes in interest rates, to achieve funding levels required by our defined benefit plan arrangements or when we believe it is financially advantageous to do so and based on our other capital requirements. In addition, our future funding obligations may be affected by changes in applicable legal requirements.

Effective December 31, 2006, we elected to freeze our tax-qualified U.S. salaried defined benefit pension plan and the related non-qualified benefit plans. In conjunction with this, we established a new defined contribution retirement program for our salaried employees effective January 1, 2007. Contributions to this program are determined as a percentage of each covered employee’s eligible compensation and are expected to be approximately $12 million in 2009, as compared to $16 million in 2008. In addition, in December 2007, the related non-qualified defined benefit plans were amended to, among other things, provide for the distribution of vested benefits to participants in equal installments over a five-year period beginning at age 60. Payments of such amounts for active participants will be used to fund a third-party annuity or other investment vehicle. We expect to distribute approximately $7 million in 2009, as compared to $18 million in 2008, to participants as a result of these non-qualified defined benefit plan amendments.

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

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

During 2005, we concluded that it was no longer more likely than not that we would realize our U.S. deferred tax assets. As a result, we provided a full valuation allowance in the amount of $255 million with respect to our net U.S. deferred tax assets. Since that time, we continued to maintain a valuation allowance related to our net U.S. deferred tax assets. In addition, we maintain valuation allowances related to our net deferred tax assets in certain foreign jurisdictions. As of December 31, 2008, we had valuation allowances of $928 million related to tax loss and tax credit carryforwards and other deferred tax assets in the United States and in certain foreign jurisdictions. Our current and future provision for income taxes is significantly impacted by the initial recognition of and changes in valuation allowances in certain countries, particularly the United States. We intend to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Our future provision for income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowance is eliminated.

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

On January 1, 2007, we adopted the provisions of Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes by establishing minimum standards for the recognition and measurement of tax positions taken or expected to be taken in a tax return. Under the requirements of FIN 48, we must review all of our tax positions and make a determination as to whether our position is more-likely-than-not to be sustained upon examination by regulatory authorities. If a tax position meets the more-likely-than-not standard, then the related tax benefit is measured based on a cumulative probability analysis of the amount that is more-likely-than-not to be realized upon ultimate settlement or disposition of the underlying issue. We recognized the cumulative impact of the adoption of FIN 48 as a $5 million decrease to our liability for unrecognized tax benefits with a corresponding decrease to our retained deficit balance as of January 1, 2007.

For further information related to income taxes, see Note 10, “Income Taxes,” to the consolidated financial statements included in this Report.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During 2008, there were no material changes in the methods or policies used to establish estimates and assumptions. Generally, matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of intangible and fixed assets, unsettled pricing discussions with customers and suppliers, restructuring accruals, deferred tax asset valuation allowances and income taxes, pension and other postretirement benefit plan assumptions, accruals related to litigation, warranty and environmental remediation costs and self-insurance accruals. Actual results may differ from estimates provided.

Recently Issued Accounting Pronouncements

Fair Value Measurements

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. We adopted the provisions of SFAS No. 157 for our financial assets and liabilities and certain of our nonfinancial assets and liabilities that are measured and/or disclosed at fair value on a recurring basis as of

January 1, 2008. For further information, see Note 15, “Financial Instruments,” to the consolidated financial statements included in this Report.

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

Pension and Other Postretirement Benefits

On January 1, 2008, we adopted the measurement date provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R),” which requires the measurement of defined benefit plan assets and liabilities as of the annual balance sheet date beginning in the fiscal period ending after December 15, 2008. In previous years, we measured our defined benefit plan assets and liabilities using a measurement date of September 30, as allowed by the original provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” As of January 1, 2008, the required adjustment to recognize the net periodic benefit cost for the transition period from October 1, 2007 to December 31, 2007, was determined using the 15-month measurement approach. Under this approach, the net periodic benefit cost was determined for the period from October 1, 2007 to December 31, 2008, and the adjustment for the transition period was calculated on a pro-rata basis. We recorded an after-tax transition adjustment of $7 million as an increase to beginning retained deficit, $1 million as an increase to beginning accumulated other comprehensive income and $6 million as an increase to the net pension and other postretirement liability related accounts, including the deferred tax accounts, in the consolidated balance sheet as of December 31, 2008, included in this Report.

The Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires the recognition of a liability for endorsement split-dollar life insurance arrangements that provide postretirement benefits. This EITF is effective for fiscal periods beginning after December 15, 2007. In accordance with the EITF’s transition provisions, we recorded approximately $5 million as a cumulative effect of a change in accounting principle as of January 1, 2008. The cumulative effect adjustment was recorded as an increase to beginning retained deficit and an increase to other long-term liabilities.

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

The FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests in subsidiaries. This statement requires the reporting of all noncontrolling interests as a separate component of stockholders’ equity, the reporting of consolidated net income as the amount attributable to both the parent and the noncontrolling interests and the separate disclosure of net income attributable to the parent and net income attributable to noncontrolling interests. In addition, this statement provides accounting and reporting guidance related to changes in noncontrolling ownership interests. With the exception of the reporting requirements described above which require retrospective application, the provisions of SFAS No. 160 are to be applied prospectively in the first annual reporting period beginning on or after December 15, 2008. As of December 31, 2008 and 2007, noncontrolling interests of $49 million and $27 million, respectively, were recorded in other long-term liabilities in the consolidated balance sheets included in this Report. Our consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006, reflect expense of $26 million, $26 million and $18 million, respectively, related to net income attributable to noncontrolling interests.

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

Hierarchy of Generally Accepted Accounting Principles

The FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the accounting principles to be used in the preparation of financial statements presented in conformity with generally accepted accounting principles in the United States. This statement was effective sixty days after approval by the Securities and Exchange Commission (“SEC”) in September 2008. The effects of adoption were not significant.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. The words “will,” “may,” “designed to,” “outlook,” “believes,” “should,” “anticipates,” “plans,” “expects,” “intends,” “estimates” and similar expressions identify these forward-looking statements. All statements contained or incorporated in this Report which address operating performance, events or developments that we expect or anticipate may occur in the future, including statements related to business opportunities, awarded sales contracts, sales backlog and on-going commercial arrangements, or statements expressing views about future operating results, are forward-looking statements. Important factors, risks and uncertainties that may cause actual results to differ from those expressed in our forward-looking statements include, but are not limited to:

•	general economic conditions in the markets in which we operate, including changes in interest rates or currency exchange rates;

•	the financial condition of our customers or suppliers;

•	changes in actual industry vehicle production levels from our current estimates;

•	fluctuations in the production of vehicles for which we are a supplier;

•	the loss of business with respect to, or the lack of commercial success of, a vehicle model for which we are a significant supplier, including further declines in sales of full-size pickup trucks and large sport utility vehicles;

•	disruptions in the relationships with our suppliers;

•	labor disputes involving us or our significant customers or suppliers or that otherwise affect us;

•	our ability to achieve cost reductions that offset or exceed customer-mandated selling price reductions;

•	the outcome of customer negotiations;

•	the impact and timing of program launch costs;

•	the costs, timing and success of restructuring actions;

•	increases in our warranty or product liability costs;

•	risks associated with conducting business in foreign countries;

•	competitive conditions impacting our key customers and suppliers;

•	the cost and availability of raw materials and energy;

•	our ability to mitigate increases in raw material, energy and commodity costs;

•	the outcome of legal or regulatory proceedings to which we are or may become a party;

•	unanticipated changes in cash flow, including our ability to align our vendor payment terms with those of our customers;

•	our ability to access capital markets on commercially reasonable terms;

•	further impairment charges initiated by adverse industry or market developments;

•	our ability to restructure our capital structure;

•	the possibility that we may be forced to seek protection under the U.S. Bankruptcy Code; and

•	other risks, described in Part I — Item 1A, “Risk Factors,” and from time to time in our other SEC filings.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Lear Corporation

We have audited the accompanying consolidated balance sheets of Lear Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule for the three years in the period ended December 31, 2008, included in Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lear Corporation and subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the three years in the period ended December 31, 2008, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that Lear Corporation will continue as a going concern. As more fully described in Note 9, absent the Company entering into an agreement with the lenders under its primary credit facility, the Company will be in default thereunder in 2009. As a result, the Company has classified the amounts outstanding under its primary credit facility as current liabilities as of December 31, 2008. These factors, together with the impact of adverse industry conditions, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 11 to the consolidated financial statements, in 2008 and in 2006, the Company changed its method of accounting for pension and other postretirement benefit plans.

As discussed in Note 10 to the consolidated financial statements, in 2007, the Company changed its method of accounting for income taxes.

As discussed in Note 2 to the consolidated financial statements, in 2006, the Company changed its method of accounting for stock-based compensation.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lear Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 17, 2009, expressed an unqualified opinion thereon.

/s/   Ernst & Young LLP

Detroit, Michigan
March 17, 2009

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of Lear Corporation

We have audited Lear Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lear Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control Over Financial Reporting included in Item 9A(b). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Lear Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2008 consolidated financial statements of Lear Corporation and subsidiaries, and our report dated March 17, 2009, expressed an unqualified opinion thereon that included an explanatory paragraph regarding Lear Corporation’s ability to continue as a going concern.

/s/   Ernst & Young LLP

Detroit, Michigan
March 17, 2009

LEAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In millions, except share data)

ASSETS
Current Assets:
Cash and cash equivalents	$1,592.1	$601.3
Accounts receivable	1,210.7	2,147.6
Inventories	532.2	605.5
Other	339.2	363.6

Total current assets	3,674.2	3,718.0

Long-Term Assets:
Property, plant and equipment, net	1,213.5	1,392.7
Goodwill, net	1,480.6	2,054.0
Other	504.6	635.7

Total long-term assets	3,198.7	4,082.4

	$6,872.9	$7,800.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$42.5	$13.9
Primary credit facility	2,177.0	—
Accounts payable and drafts	1,453.9	2,263.8
Accrued liabilities	932.1	1,230.1
Current portion of long-term debt	4.3	96.1

Total current liabilities	4,609.8	3,603.9

Long-Term Liabilities:
Long-term debt	1,303.0	2,344.6
Other	761.2	761.2

Total long-term liabilities	2,064.2	3,105.8

Stockholders’ Equity:
Common stock, par value $0.01 per share, 150,000,000 shares authorized, 82,549,501 shares and 82,547,651 shares issued as of December 31, 2008 and 2007, respectively	0.8	0.8
Additional paid-in capital	1,371.7	1,373.3
Common stock held in treasury, 5,145,642 shares and 5,357,686 shares as of December 31, 2008 and 2007, respectively, at cost	(176.1)	(194.5)
Retained deficit	(818.2)	(116.5)
Accumulated other comprehensive income (loss)	(179.3)	27.6

Total stockholders’ equity	198.9	1,090.7

	$6,872.9	$7,800.4

The accompanying notes are an integral part of these consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2008	2007	2006
	(In millions, except per share data)

Net sales	$13,570.5	$15,995.0	$17,838.9
Cost of sales	12,826.5	14,846.5	16,911.2
Selling, general and administrative expenses	513.2	574.7	646.7
Goodwill impairment charges	530.0	—	2.9
Divestiture of Interior business	—	10.7	636.0
Interest expense	190.3	199.2	209.8
Other expense, net	51.9	40.7	85.7

Income (loss) before provision for income taxes, minority interests in consolidated subsidiaries, equity in net (income) loss of affiliates and cumulative effect of a change in accounting principle	(541.4)	323.2	(653.4)
Provision for income taxes	85.8	89.9	54.9
Minority interests in consolidated subsidiaries	25.5	25.6	18.3
Equity in net (income) loss of affiliates	37.2	(33.8)	(16.2)

Income (loss) before cumulative effect of a change in accounting principle	(689.9)	241.5	(710.4)
Cumulative effect of a change in accounting principle	—	—	2.9

Net income (loss)	$(689.9)	$241.5	$(707.5)

Basic net income (loss) per share:
Income (loss) before cumulative effect of a change in accounting principle	$(8.93)	$3.14	$(10.35)
Cumulative effect of change in accounting principle	—	—	0.04

Basic net income (loss) per share	$(8.93)	$3.14	$(10.31)

Diluted net income (loss) per share:
Income (loss) before cumulative effect of a change in accounting principle	$(8.93)	$3.09	$(10.35)
Cumulative effect of change in accounting principle	—	—	0.04

Diluted net income (loss) per share	$(8.93)	$3.09	$(10.31)

The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	December 31,
	2008	2007	2006
	(In millions, except share data)

Common Stock
Balance at beginning of period	$0.8	$0.7	$0.7
Issuance of common stock and stock-based compensation	—	0.1	—

Balance at end of period	$0.8	$0.8	$0.7

Additional Paid-in Capital
Balance at beginning of period	$1,373.3	$1,338.1	$1,108.6
Net proceeds from issuance of 8,695,653 shares of common stock	—	—	199.2
Issuance of common stock as part of merger termination fee	—	12.5	—
Stock-based compensation	(1.6)	22.7	30.7
Cumulative effect of a change in accounting principle	—	—	(0.4)

Balance at end of period	$1,371.7	$1,373.3	$1,338.1

Treasury Stock
Balance at beginning of period	$(194.5)	$(210.2)	$(225.5)
Issuances of 471,244 shares at an average price of $48.03	22.6	—	—
Purchases of 259,200 shares at an average price of $16.21	(4.2)	—	—
Issuances of 528,888 shares at an average price of $38.00	—	20.1	—
Purchases of 154,258 shares at an average price of $28.21	—	(4.4)	—
Issuances of 362,531 shares at an average price of $42.40	—	—	15.3

Balance at end of period	$(176.1)	$(194.5)	$(210.2)

Retained Earnings (Deficit)
Balance at beginning of period	$(116.5)	$(362.5)	$361.8
Net income (loss)	(689.9)	241.5	(707.5)
Adoption of EITF 06-4	(4.9)	—	—
Adoption of FASB Statement No. 158	(6.9)	—	—
Adoption of FASB Interpretation No. 48	—	4.5	—
Dividends declared and paid of $0.25 per share	—	—	(16.8)

Balance at end of period	$(818.2)	$(116.5)	$(362.5)

Accumulated Other Comprehensive Income (Loss)
Defined Benefit Plans
Balance at beginning of period	$(160.1)	$(264.2)	$(115.0)
Defined benefit plan adjustments	(46.1)	104.1	17.4
Adoption of FASB Statement No. 158	1.5	—	(166.6)

Balance at end of period	$(204.7)	$(160.1)	$(264.2)

Derivative Instruments and Hedging Activities
Balance at beginning of period	$(5.5)	$14.7	$9.0
Derivative instruments and hedging activities adjustments	(75.3)	(20.2)	5.7

Balance at end of period	$(80.8)	$(5.5)	$14.7

Cumulative Translation Adjustments
Balance at beginning of period	$120.0	$3.9	$(86.8)
Cumulative translation adjustments	(64.8)	116.1	90.7

Balance at end of period	$55.2	$120.0	$3.9

Deferred Income Tax Asset
Balance at beginning of period	$73.2	$81.5	$58.2
Deferred income tax asset adjustments	(21.7)	(8.3)	23.3
Adoption of FASB Statement No. 158	(0.5)	—	—

Balance at end of period	$51.0	$73.2	$81.5

Accumulated other comprehensive income (loss)	$(179.3)	$27.6	$(164.1)

Total Stockholders’ Equity	$198.9	$1,090.7	$602.0

Comprehensive Income (Loss)
Net income (loss)	$(689.9)	$241.5	$(707.5)
Defined benefit plan adjustments	(46.1)	104.1	17.4
Derivative instruments and hedging activities adjustments	(75.3)	(20.2)	5.7
Cumulative translation adjustments	(64.8)	116.1	90.7
Deferred income tax asset adjustments	(21.7)	(8.3)	23.3

Comprehensive Income (Loss)	$(897.8)	$433.2	$(570.4)

The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2008	2007	2006
	(In millions)

Cash Flows from Operating Activities:
Net income (loss)	$(689.9)	$241.5	$(707.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities —
Cumulative effect of a change in accounting principle	—	—	(2.9)
Goodwill impairment charges	530.0	—	2.9
Divestiture of Interior business	—	10.7	636.0
Equity in net (income) loss of affiliates	37.2	(33.8)	(16.2)
(Gain) loss on extinguishment of debt	(7.5)	—	47.9
Fixed asset impairment charges	17.5	16.8	15.8
Deferred tax provision (benefit)	30.4	(43.9)	(55.0)
Depreciation and amortization	299.3	296.9	392.2
Stock-based compensation	19.2	24.4	31.7
Net change in recoverable customer engineering and tooling	45.0	47.1	194.9
Net change in working capital items	(196.9)	(67.3)	(110.1)
Net change in sold accounts receivable	47.2	(168.9)	(178.0)
Changes in other long-term liabilities	(17.0)	85.3	47.3
Changes in other long-term assets	0.2	12.6	6.0
Other, net	29.5	45.5	(19.7)

Net cash provided by operating activities	144.2	466.9	285.3

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(167.7)	(202.2)	(347.6)
Cost of acquisitions, net of cash acquired	(27.9)	(33.4)	(30.5)
Divestiture of Interior business	—	(100.9)	(16.2)
Net proceeds from disposition of businesses and other assets	51.9	10.0	82.1
Other, net	(0.7)	(13.5)	—

Net cash used in investing activities	(144.4)	(340.0)	(312.2)

Cash Flows from Financing Activities:
Issuance of senior notes	—	—	900.0
Repayment/repurchase of senior notes	(133.5)	(2.9)	(1,356.9)
Primary credit facility borrowings (repayments), net	1,186.0	(6.0)	597.0
Other long-term debt repayments, net	(22.9)	(21.5)	(36.5)
Short-term debt borrowings (repayments), net	12.6	(10.2)	(11.8)
Net proceeds from the issuance of common stock	—	—	199.2
Proceeds from the exercise of stock options	—	7.6	0.2
Other, net	(35.5)	(16.8)	(13.8)

Net cash provided by (used in) financing activities	1,006.7	(49.8)	277.4

Effect of foreign currency translation	(15.7)	21.5	54.9

Net Change in Cash and Cash Equivalents	990.8	98.6	305.4
Cash and Cash Equivalents at Beginning of Year	601.3	502.7	197.3

Cash and Cash Equivalents at End of Year	$1,592.1	$601.3	$502.7

Changes in Working Capital:
Accounts receivable	$867.6	$78.9	$153.2
Inventories	55.6	(6.9)	29.4
Accounts payable	(779.2)	(125.9)	(358.9)
Accrued liabilities and other	(340.9)	(13.4)	66.2

Net change in working capital items	$(196.9)	$(67.3)	$(110.1)

Supplementary Disclosure:
Cash paid for interest	$195.9	$207.1	$218.5

Cash paid for income taxes, net of refunds received of $10.4 in 2008, $13.8 in 2007 and $30.7 in 2006	$103.5	$107.1	$84.8

The accompanying notes are an integral part of these consolidated financial statements.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(1)	Basis of Presentation

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

The Company and its affiliates design and manufacture complete automotive seat systems and the components thereof, as well as electrical distribution systems and electronic products. Through the first quarter of 2007, the Company also supplied automotive interior systems and components, including instrument panels and cockpit systems, headliners and overhead systems, door panels and flooring and acoustic systems (Note 4, “Divestiture of Interior Business”). The Company’s main customers are automotive original equipment manufacturers. The Company operates facilities worldwide (Note 14, “Segment Reporting”).

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note 9, “Long Term Debt,” as of December 31, 2008, the Company was in default under its primary credit facility. On March 17, 2009, the Company entered into an amendment and waiver with the lenders under its primary credit facility which provides, through May 15, 2009, for: (1) a waiver of the existing defaults under the primary credit facility and (2) an amendment of the financial covenants and certain other provisions contained in the primary credit facility. Based upon the foregoing, the Company has classified its obligations outstanding under the primary credit facility as current liabilities in the accompanying consolidated balance sheet as of December 31, 2008. As a result of these factors, as well as adverse industry conditions, the Company’s independent registered public accounting firm has included an explanatory paragraph with respect to the Company’s ability to continue as a going concern in its report on the Company’s consolidated financial statements for the year ended December 31, 2008. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company is currently reviewing strategic and financing alternatives available to it and has retained legal and financial advisors to assist it in this regard. The Company is engaged in continuing discussions with the lenders under its primary credit facility and others regarding a restructuring of its capital structure. Such a restructuring would likely affect the terms of the Company’s primary credit facility, its other debt obligations, including its senior notes, and its common stock and may be effected through negotiated modifications to the agreements related to its debt obligations or through other forms of restructurings, which the Company may be required to effect under court supervision pursuant to a voluntary bankruptcy filing under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11”). There can be no assurance that an agreement regarding any such restructuring will be obtained on acceptable terms with the necessary parties or at all. If an acceptable agreement is not obtained, the Company will be in default under its primary credit facility as of May 16, 2009, and the lenders would have the right to accelerate the obligations upon the vote of the lenders holding a majority of outstanding commitments and borrowings (the “required lenders”) thereunder. Acceleration of the Company’s obligations under the primary credit facility would constitute a default under its senior notes and would likely result in the acceleration of these obligations. In addition, a default under its primary credit facility could result in a cross-default or the acceleration of the Company’s payment obligations under other financing agreements. In any such event, the Company may be required to seek reorganization under Chapter 11.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(2)	Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of ninety days or less.

Accounts Receivable

The Company records accounts receivable as its products are shipped to its customers. The Company’s customers are the major automotive manufacturers in the world. The Company records accounts receivable reserves for known collectibility issues, as such issues relate to specific transactions or customer balances. As of December 31, 2008 and 2007, accounts receivable are reflected net of reserves of $16.0 million and $16.9 million, respectively. The Company writes off accounts receivable when it becomes apparent based upon age or customer circumstances that such amounts will not be collected. Generally, the Company does not require collateral for its accounts receivable.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. The Company records inventory reserves for inventory in excess of production and/or forecasted requirements and for obsolete inventory in production and service inventories. As of December 31, 2008 and 2007, inventories are reflected net of reserves of $93.7 million and $83.4 million, respectively. A summary of inventories is shown below (in millions):

December 31,	2008	2007

Raw materials	$417.4	$463.9
Work-in-process	29.8	37.5
Finished goods	85.0	104.1

Inventories	$532.2	$605.5

Pre-Production Costs Related to Long-Term Supply Arrangements

The Company incurs pre-production engineering, research and development (“ER&D”) and tooling costs related to the products produced for its customers under long-term supply agreements. The Company expenses all pre-production ER&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, the Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which the customer has not provided a non-cancelable right to use the tooling. During 2008 and 2007, the Company capitalized $136.7 million and $105.5 million, respectively, of pre-production ER&D costs for which reimbursement is contractually guaranteed by the customer. During 2008 and 2007, the Company also capitalized $154.8 million and $152.3 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling. These amounts are included in other current and other long-term assets in the consolidated balance sheets. During 2008 and 2007, the Company collected $337.1 million and $298.4 million, respectively, of cash related to ER&D and tooling costs.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The classification of recoverable customer engineering and tooling costs related to long-term supply agreements is shown below (in millions):

December 31,	2008	2007

Current	$51.9	$73.0
Long-term	66.8	94.5

Recoverable customer engineering and tooling	$118.7	$167.5

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

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciable property is depreciated over the estimated useful lives of the assets, using principally the straight-line method as follows:

Buildings and improvements	20 to 40 years
Machinery and equipment	5 to 15 years

A summary of property, plant and equipment is shown below (in millions):

December 31,	2008	2007

Land	$143.0	$138.8
Buildings and improvements	594.9	619.9
Machinery and equipment	2,002.1	2,055.2
Construction in progress	5.0	6.9

Total property, plant and equipment	2,745.0	2,820.8
Less — accumulated depreciation	(1,531.5)	(1,428.1)

Property, plant and equipment, net	$1,213.5	$1,392.7

Depreciation expense was $294.0 million, $291.6 million and $387.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Costs associated with the repair and maintenance of the Company’s property, plant and equipment are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency or safety of the Company’s property, plant and equipment are capitalized and depreciated over the remaining life of the related asset.

Impairment of Goodwill

Goodwill is not amortized but is tested for impairment on at least an annual basis. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment, or decline in value, may have occurred. In conducting its impairment testing, the Company compares the fair value of each of its reporting units to the related net book value. If the fair value of a reporting unit exceeds its net book value, goodwill is considered not to be impaired. If the net book value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized. The Company conducts its annual impairment testing as of the first day of the fourth quarter each year.

The Company utilizes an income approach to estimate the fair value of each of its reporting units. The income approach is based on projected debt-free cash flow which is discounted to the present value using discount factors

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

that consider the timing and risk of cash flows. The Company believes that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance. This approach also mitigates the impact of cyclical trends that occur in the industry. Fair value is estimated using recent automotive industry and specific platform production volume projections, which are based on both third-party and internally-developed forecasts, as well as commercial, wage and benefit, inflation and discount rate assumptions. The discount rate used is the value-weighted average of the Company’s estimated cost of equity and of debt (“cost of capital”) derived using, both known and estimated, customary market metrics. The Company’s weighted average cost of capital is adjusted by reporting unit to reflect a risk factor, if necessary. Risk adjustments for 2008 ranged from zero to 300 basis points. Other significant assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital requirements. While there are inherent uncertainties related to the assumptions used and to management’s application of these assumptions to this analysis, the Company believes that the income approach provides a reasonable estimate of the fair value of its reporting units.

The Company’s 2008 annual goodwill impairment analysis, completed as of the first day of the fourth quarter, indicated a significant decline in the fair value of the Company’s electrical and electronic segment, as well as an impairment of the related goodwill. The decline in fair value resulted from unfavorable operating results, primarily as a result of the significant decline in estimated industry production volumes. The Company evaluated the net book value of goodwill within its electrical and electronic segment by comparing the fair value of each reporting unit to the related net book value. As a result, the Company recorded total goodwill impairment charges of $530.0 million related to the electrical and electronic segment.

In 2006, the Company recognized a $2.9 million goodwill impairment charge related to its interior segment, which was divested in 2007 (Note 4, “Divestiture of Interior Business”). The charge resulted from a $19.0 million purchase price adjustment, allocated to the Company’s electrical and electronic and interior segments, for an indemnification claim related to the Company’s acquisition of UT Automotive, Inc. (“UT Automotive”) from United Technologies Corporation (“UTC”) in May 1999.

A summary of the changes in the carrying amount of goodwill, by reportable operating segment, for each of the two years in the period ended December 31, 2008, is shown below (in millions):

		Electrical and
	Seating	Electronic	Total

Balance as of January 1, 2007	$1,060.7	$936.0	$1,996.7
Foreign currency translation and other	36.8	20.5	57.3

Balance as of December 31, 2007	$1,097.5	$956.5	$2,054.0

Goodwill impairment charges	—	(530.0)	(530.0)
Foreign currency translation and other	(20.6)	(22.8)	(43.4)

Balance as of December 31, 2008	$1,076.9	$403.7	$1,480.6

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Intangible Assets

The Company’s intangible assets acquired through business acquisitions are valued based on independent appraisals. A summary of intangible assets as of December 31, 2008 and 2007, is shown below (in millions):

				Weighted Average
	Gross Carrying	Accumulated	Net Carrying	Useful Life
	Value	Amortization	Value	(Years)

Technology	$2.8	$(1.3)	$1.5	10.0
Customer contracts	22.1	(13.6)	8.5	7.8
Customer relationships	29.5	(8.0)	21.5	19.2

Balance as of December 31, 2008	$54.4	$(22.9)	$31.5	15.7

				Weighted Average
	Gross Carrying	Accumulated	Net Carrying	Useful Life
	Value	Amortization	Value	(Years)

Technology	$2.8	$(1.0)	$1.8	10.0
Customer contracts	24.6	(12.1)	12.5	7.8
Customer relationships	32.0	(6.9)	25.1	19.2

Balance as of December 31, 2007	$59.4	$(20.0)	$39.4	15.2

Excluding the impact of any future acquisitions, the Company’s estimated annual amortization expense for each of the five succeeding years is shown below (in millions):

Year	Expense

2009	$4.8
2010	4.7
2011	4.0
2012	2.7
2013	1.9

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

In the years ended December 31, 2008, 2007 and 2006, the Company recognized fixed asset impairment charges of $17.5 million, $16.8 million and $5.8 million, respectively, in conjunction with its restructuring actions (Note 6, “Restructuring”). The Company also recorded fixed asset impairment charges related to certain operating locations within its interior segment of $10.0 million in the year ended December 31, 2006. The remaining fixed

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

assets of the Company’s North American interior business were written down to zero in the fourth quarter of 2006 as a result of entering into the agreement relating to the divestiture of the North American interior business (Note 4, “Divestiture of Interior Business”). The Company has certain other facilities that have generated operating losses in recent years. The results of the related impairment analyses indicated that impairment of the fixed assets was not material.

Fixed asset impairment charges are recorded in cost of sales in the accompanying consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006.

Impairment of Investments in Affiliates

The Company monitors its investments inaffiliates for indicators of other-than-temporary declines in value on an ongoing basis in accordance with Accounting Principles Board No. 18, “The Equity Method of Accounting for Investments in Common Stock.” If the Company determines that an other than temporary decline in value has occurred, it recognizes an impairment loss, which is measured as the difference between the recorded book value and the fair value of the investment. Fair value is generally determined using an income approach based on discounted cash flows or negotiated transaction values. See Note 7, “Investments in Affiliates and Other Related Party Transactions.”

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

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Research and Development

Costs incurred in connection with the development of new products and manufacturing methods, to the extent not recoverable from the Company’s customers, are charged to selling, general and administrative expenses as incurred. These costs amounted to $113.0 million, $134.6 million and $169.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Other Expense, Net

Other expense, net includes non-income related taxes, foreign exchange gains and losses, discounts and expenses associated with the Company’s asset-based securitization and factoring facilities, gains and loss related to derivative instruments and hedging activities, gains and losses on the extinguishment of debt (Note 9, “Long-Term Debt”), gains and losses on the sales of fixed assets and other miscellaneous income and expense. A summary of other expense, net is shown below (in millions):

For the Year Ended December 31,	2008	2007	2006

Other expense	$82.7	$47.0	$101.3
Other income	(30.8)	(6.3)	(15.6)

Other expense, net	$51.9	$40.7	$85.7

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

Transaction gains and losses that arise from foreign exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except certain long-term intercompany transactions or those transactions which operate as a hedge of a foreign currency investment position, are included in the consolidated statements of operations as incurred.

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

For the years ended December 31, 2008, 2007 and 2006, total stock-based employee compensation expense was $15.7 million $27.1 million and $32.0 million, respectively.

For further information related to the Company’s stock-based compensation programs, see Note 12, “Stock-Based Compensation.”

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average common shares outstanding during the period. Diluted net income (loss) per share includes the dilutive effect of common stock equivalents using the average share price during the period. Summaries of net income (loss) (in millions) and shares outstanding are shown below:

For the Year Ended December 31,	2008	2007	2006

Net income (loss)	$(689.9)	$241.5	$(707.5)

For the Year Ended December 31,	2008	2007	2006

Weighted average common shares outstanding	77,242,360	76,826,765	68,607,262
Dilutive effect of common stock equivalents	—	1,387,483	—

Diluted shares outstanding	77,242,360	78,214,248	68,607,262

The effect of certain common stock equivalents, including options, restricted stock units, performance units and stock appreciation rights were excluded from the computation of diluted shares outstanding for the years ended December 31, 2008, 2007 and 2006, as inclusion would have resulted in antidilution. A summary of these options and their exercise prices, as well as these restricted stock units, performance units and stock appreciation rights, is shown below:

For the Year Ended December 31,	2008	2007	2006

Options
Antidilutive options	1,268,180	1,805,530	2,790,305
Exercise prices	$22.12 - $55.33	$35.93 - $55.33	$22.12 - $55.33
Restricted stock units	1,040,740	—	1,964,571
Performance units	168,696	—	169,909
Stock appreciation rights	2,432,745	1,301,922	1,751,854

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During 2008, there were no material changes in the methods or policies used to establish estimates and assumptions. Generally, matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of intangible and fixed assets and unsettled pricing discussions with customers and suppliers (Note 2, “Summary of Significant Accounting Policies”); restructuring accruals (Note 6, “Restructuring”); deferred tax asset valuation allowances and income taxes (Note 10, “Income Taxes”); pension and other postretirement benefit plan assumptions (Note 11, “Pension and Other Postretirement Benefit Plans”); accruals related to litigation, warranty and environmental remediation costs (Note 13, “Commitments and Contingencies”); and self-insurance accruals. Actual results may differ from estimates provided.

Reclassifications

Certain amounts in prior years’ financial statements have been reclassified to conform to the presentation used in the year ended December 31, 2008.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(3)	Merger Agreement

On February 9, 2007, the Company entered into an Agreement and Plan of Merger, as amended (the “AREP merger agreement”), with AREP Car Holdings Corp., a Delaware corporation (“AREP Car Holdings”), and AREP Car Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of AREP Car Holdings (“Merger Sub”). Under the terms of the AREP merger agreement, Merger Sub was to merge with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of AREP Car Holdings. AREP Car Holdings and Merger Sub are affiliates of Carl C. Icahn.

Pursuant to the AREP merger agreement, as of the effective time of the merger, each issued and outstanding share of common stock of the Company, other than shares (i) owned by AREP Car Holdings, Merger Sub or any subsidiary of AREP Car Holdings and (ii) owned by any shareholders who were entitled to and who had properly exercised appraisal rights under Delaware law, would have been canceled and automatically converted into the right to receive $37.25 in cash, without interest.

On July 16, 2007, the Company held its 2007 Annual Meeting of Stockholders, at which the proposal to approve the AREP merger agreement did not receive the affirmative vote of the holders of a majority of the outstanding shares of the Company’s common stock. As a result, the AREP merger agreement terminated in accordance with its terms. Upon termination of the AREP merger agreement, the Company was obligated to (1) pay AREP Car Holdings $12.5 million, (2) issue to AREP Car Holdings 335,570 shares of its common stock valued at approximately $12.5 million, based on the closing price of the Company’s common stock on July 16, 2007, and (3) increase from 24% to 27% the share ownership limitation under the limited waiver of Section 203 of the Delaware General Corporation Law granted by the Company in October 2006 to affiliates of and funds managed by Carl C. Icahn (collectively, the “Termination Consideration”). The Termination Consideration to AREP Car Holdings was to be credited against any break-up fee that would otherwise be payable by the Company to AREP Car Holdings in the event that the Company enters into a definitive agreement with respect to an alternative acquisition proposal within twelve months after the termination of the AREP merger agreement. The Company recognized costs of approximately $34.9 million associated with the Termination Consideration and transaction costs relating to the proposed merger in selling, general and administrative expenses in 2007.

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

In connection with this transaction, the Company recorded the fair value of its initial investment in IAC Europe at $105.6 million in 2006 and recognized a pretax loss of $35.2 million, of which $6.1 million was recognized in 2007 and $29.1 million was recognized in 2006. These losses are recorded as part of the Company’s loss on divestiture of interior business in the statement of operations for the years ended December 31, 2007 and 2006. The Company did not account for the divestiture of its European interior business as a discontinued operation due to its continuing involvement with IAC Europe. The Company’s investment in IAC Europe is accounted for under the equity method (Note 7, “Investments in Affiliates and Other Related Party Transactions).

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

North American Interior Business

On March 31, 2007, the Company completed the transfer of substantially all of the assets of its North American interior business (as well as its interests in two China joint ventures) to International Automotive Components Group North America, Inc. (“IAC”) (the “IAC North America Transaction”). The IAC North America Transaction was completed pursuant to the terms of an Asset Purchase Agreement (the “Purchase Agreement”) dated as of November 30, 2006, by and among the Company, IAC, affiliates of WL Ross and Franklin, and International Automotive Components Group North America, LLC (“IAC North America”), as amended by Amendment No. 1 to the Purchase Agreement dated as of March 31, 2007. Also on March 31, 2007, a wholly owned subsidiary of the Company and certain affiliates of WL Ross and Franklin, entered into the Limited Liability Company Agreement of IAC North America (the “LLC Agreement”). Pursuant to the terms of the LLC Agreement, a wholly owned subsidiary of the Company contributed approximately $27.4 million in cash to IAC North America in exchange for a 25% equity interest in IAC North America and warrants for an additional 7% of the current outstanding common equity of IAC North America. Certain affiliates of WL Ross and Franklin made aggregate capital contributions of approximately $81.2 million to IAC North America in exchange for the remaining equity and extended a $50 million term loan to IAC. The Company had agreed to fund up to an additional $40 million, and WL Ross and Franklin had agreed to fund up to an additional $45 million, in the event that IAC did not meet certain financial targets in 2007. During 2007, the Company completed negotiations related to the amount of additional funding, and on October 10, 2007, the Company made a cash payment to IAC of $12.5 million in full satisfaction of this contingent funding obligation.

In connection with the IAC North America Transaction, IAC assumed the ordinary course liabilities of the Company’s North American interior business, and the Company retained certain pre-closing liabilities, including pension and postretirement healthcare liabilities incurred through the closing date of the transaction. In addition, the Company recorded a loss on divestiture of interior business of $611.5 million, of which $4.6 million was recognized in 2007 and $606.9 million was recognized in the fourth quarter of 2006. The Company also recognized additional costs related to the IAC North America Transaction of $10.0 million, of which $7.5 million are recorded in cost of sales and $2.5 million are recorded in selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2007.

The Company did not account for the divestiture of its North American interior business as a discontinued operation due to its continuing involvement with IAC North America. The Company’s investment in IAC North America is accounted for under the equity method (Note 7, “Investments in Affiliates and Other Related Party Transactions”).

On October 11, 2007, IAC North America completed the acquisition of the soft trim division of C&A (the “C&A Acquisition”). The soft trim division included 16 facilities in North America with annual net sales of approximately $550 million related to the manufacture of carpeting, molded flooring products, dash insulators and other related interior components. The purchase price for the C&A Acquisition was approximately $126 million, subject to increase based on the future performance of the soft trim business, plus the assumption by IAC North America of certain ordinary course liabilities.

In connection with the C&A Acquisition, IAC North America offered the senior secured creditors of C&A (the “C&A Creditors”) the right to purchase shares of Class B common stock of IAC North America, up to an aggregate of 25% of the outstanding equity of IAC North America. On October 11, 2007, the participating C&A Creditors purchased all of the offered Class B shares for an aggregate purchase price of $82.3 million. In addition, in order to finance the C&A Acquisition, IAC North America issued to WL Ross, Franklin and the Company approximately $126 million of additional shares of Class A common stock of IAC North America in a preemptive rights offering. The Company purchased its entire 25% allocation of Class A shares in the preemptive rights offering for $31.6 million. After giving effect to the sale of the Class A and Class B shares, the Company owns 18.75% of the total outstanding shares of common stock of IAC North America. The Company also maintains the same governance and other rights in IAC North America that it possessed prior to the C&A Acquisition.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

To effect the issuance of shares in the C&A Acquisition and the settlement of the Company’s contingent funding obligation, on October 11, 2007, IAC North America, WL Ross, Franklin, the Company and the participating C&A Creditors entered into an Amended and Restated Limited Liability Company Agreement of IAC North America (the “Amended LLC Agreement”). The Amended LLC Agreement, among other things, (1) provides the participating C&A Creditors certain governance and transfer rights with respect to their Class B shares and (2) eliminates any further funding obligations to IAC North America.

(5)	Stockholder Rights Plan and Sale of Common Stock

In 2008, the Company adopted a stockholder rights plan (the “Rights Plan”). The Rights Plan is designed to preserve stockholder value and the value of certain U.S. tax assets primarily associated with net operating loss, capital loss and tax credit carryforwards (“Tax Attributes”).

Under the Internal Revenue Code (the “IRC”) and rules promulgated by the Internal Revenue Service, the Company may use Tax Attributes in certain circumstances to offset future taxable income and reduce federal income tax liability, subject to certain requirements and restrictions (Note 10, “Income Taxes”). The Company’s ability to use its Tax Attributes would be substantially limited in the event of an “ownership change” as defined under Section 382 of the IRC. An ownership change would occur if stockholders owning or deemed to own 5% or more of the Company’s outstanding common stock increase their collective ownership of the Company’s outstanding common stock by more than 50 percentage points over a three year period. The Rights Plan was adopted to reduce the likelihood of an ownership change under Section 382 of the IRC.

In connection with the adoption of the Rights Plan, the Company declared a dividend of one preferred share purchase right (“Rights”) for each outstanding share of common stock, payable to stockholders of record as of January 2, 2009. Effective December 23, 2008, if any person or group of persons, together with related persons, acquires 4.9% or more of the outstanding shares of the Company’s common stock, this triggering event would cause the significant dilution in the voting power of such person or group of persons. The Company’s Board of Directors has the discretion to exempt any acquisition of common stock from the provisions of the Rights Plan. The Rights Plan may be terminated by the Company’s Board of Directors at any time, prior to the triggering of the Rights.

The Rights Plan will expire on December 23, 2018, unless the expiration date is advanced or extended or unless the Rights are exchanged or redeemed earlier by the Company’s Board of Directors.

For further information regarding the Rights Plan, please refer to the Rights Agreement and certain related documents, which are incorporated by reference as exhibits to this Report.

On November 8, 2006, the Company completed the sale of 8,695,653 shares of common stock for an aggregate purchase price of $23 per share to affiliates of and funds managed by Carl C. Icahn. The net proceeds from the sale of $199.2 million were used for general corporate purposes, including strategic investments.

(6)	Restructuring

In 2005, the Company implemented a comprehensive restructuring strategy intended to (i) better align the Company’s manufacturing capacity with the changing needs of its customers, (ii) eliminate excess capacity and lower the operating costs of the Company and (iii) streamline the Company’s organizational structure and reposition its business for improved long-term profitability. In connection with these restructuring actions, the Company incurred pretax restructuring costs of approximately $350.9 million through 2007. In 2008, the Company has continued to restructure its global operations and to aggressively reduce its costs. In light of current industry conditions and recent customer announcements, the Company expects continued restructuring and related investments in 2009.

Restructuring costs include employee termination benefits, fixed asset impairment charges and contract termination costs, as well as other incremental costs resulting from the restructuring actions. These incremental

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

costs principally include equipment and personnel relocation costs. The Company also incurs incremental manufacturing inefficiency costs at the operating locations impacted by the restructuring actions during the related restructuring implementation period. Restructuring costs are recognized in the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States. Generally, charges are recorded as elements of the restructuring strategy are finalized.

In 2008, the Company recorded charges of $177.4 million in connection with its prior restructuring actions and current activities. These charges consist of $147.1 million recorded as cost of sales, $24.0 million recorded as selling, general and administrative expenses and $6.3 million recorded as other expense, net. The 2008 restructuring charges consist of employee termination benefits of $127.9 million, fixed asset impairment charges of $17.5 million and net contract termination costs of $9.2 million, as well as other net costs of $22.8 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations. Asset impairment charges relate to the disposal of buildings, leasehold improvements and machinery and equipment with carrying values of $17.5 million in excess of related estimated fair values. Contract termination costs include net pension and other postretirement benefit plan charges of $7.5 million, lease cancellation costs of $1.6 million, a reduction in previously recorded repayments of various government-sponsored grants of ($1.6) million and various other costs of $1.7 million.

A summary of the 2008 restructuring charges, excluding the $5.4 million net pension and other postretirement benefit plan charges, related to prior restructuring actions is shown below (in millions):

	Accrual as of		Utilization		Accrual as of
	January 1, 2008	Charges	Cash	Non-Cash	December 31, 2008

Employee termination benefits	$68.7	$23.7	$(65.4)	$—	$27.0
Asset impairments	—	3.4	—	(3.4)	—
Contract termination costs	5.9	—	—	—	5.9
Other related costs	—	16.9	(16.9)	—	—

Total	$74.6	$44.0	$(82.3)	$(3.4)	$32.9

A summary of the 2008 restructuring charges, excluding the $2.1 million net pension and other postretirement benefit plan charges, related to 2008 activities is shown below (in millions):

		Utilization		Accrual as of
	Charges	Cash	Non-Cash	December 31, 2008

Employee termination benefits	$104.2	$(58.1)	$—	$46.1
Asset impairments	14.1	—	(14.1)	—
Contract termination costs	1.7	(0.1)	—	1.6
Other related costs	5.9	(5.9)	—	—

Total	$125.9	$(64.1)	$(14.1)	$47.7

In 2007, the Company recorded charges of $168.8 million in connection with its restructuring actions. These charges consist of $152.7 million recorded as cost of sales and $16.1 million recorded as selling, general and administrative expenses. The 2007 restructuring charges consist of employee termination benefits of $115.5 million, fixed asset impairment charges of $16.8 million and net contract termination costs of $24.8 million, as well as other net costs of $11.7 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations. Asset impairment charges relate to the disposal of buildings, leasehold improvements and machinery and equipment with carrying values of $16.8 million in excess of related estimated fair values. Contract termination costs include net pension and other postretirement benefit curtailment charges of $18.8 million, lease cancellation costs of $4.8 million and the repayment of various government-sponsored grants of $1.2 million.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

A summary of the 2007 restructuring charges, excluding the $18.8 million net pension and other postretirement benefit plan curtailment charges, is shown below (in millions):

	Accrual as of		Utilization		Accrual as of
	January 1, 2007	Charges	Cash	Non-Cash	December 31, 2007

Employee termination benefits	$36.4	$115.5	$(83.2)	$—	$68.7
Asset impairments	—	16.8	—	(16.8)	—
Contract termination costs	3.4	6.0	(3.5)	—	5.9
Other related costs	—	11.7	(11.7)	—	—

Total	$39.8	$150.0	$(98.4)	$(16.8)	$74.6

In 2006, the Company recorded charges of $93.2 million in connection with its restructuring actions. These charges consist of $81.9 million recorded as cost of sales and $17.2 million recorded as selling, general and administrative expenses, offset by net gains on the sales of two facilities and machinery and equipment, which are recorded as other expense, net. The 2006 restructuring charges consist of employee termination benefits of $79.3 million, fixed asset impairment charges of $5.8 million and contract termination costs of $6.5 million, as well as other net costs of $1.6 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations. Asset impairment charges relate to the disposal of buildings, leasehold improvements and machinery and equipment with carrying values of $5.8 million in excess of related estimated fair values. Contract termination costs include costs associated with the termination of subcontractor and other relationships of $4.1 million, pension and other postretirement benefit plan curtailment charges of $0.9 million, lease cancellation costs of $0.8 million and the repayment of various government-sponsored grants of $0.7 million.

A summary of the 2006 restructuring charges, excluding the $0.9 million pension and other postretirement benefit plan curtailment charges, is shown below (in millions):

	Accrual as of		Utilization		Accrual as of
	January 1, 2006	Charges	Cash	Non-Cash	December 31, 2006

Employee termination benefits	$15.1	$79.3	$(58.0)	$—	$36.4
Asset impairments	—	5.8	—	(5.8)	—
Contract termination costs	5.0	5.6	(7.2)	—	3.4
Other related costs	—	1.6	(1.6)	—	—

Total	$20.1	$92.3	$(66.8)	$(5.8)	$39.8

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(7)	Investments in Affiliates and Other Related Party Transactions

The Company’s beneficial ownership in affiliates accounted for under the equity method is shown below:

December 31,	2008	2007	2006

Shanghai Lear STEC Automotive Parts Co., Ltd. (China)	55%	55%	55%
Lear Shurlok Electronics (Proprietary) Limited (South Africa)	51	51	51
Industrias Cousin Freres, S.L. (Spain)	50	50	50
Nanjing Lear Xindi Automotive Interiors Systems Co., Ltd. (China)	50	50	50
Lear Dongfeng Automotive Seating Co., Ltd. (China)	50	50	50
Dong Kwang Lear Yuhan Hoesa (Korea)	50	50	50
Lear Jiangling (Jiangxi) Interior Systems Co. Ltd. (China)	50	50	41
Beijing BAI Lear Automotive Systems Co., Ltd. (China)	50	50	—
Beijing Lear Automotive Electronics and Electrical Products Co., Ltd. (China)	50	50	—
Honduras Electrical Distribution Systems S. de R.L. de C.V. (Honduras)	49	60	60
Kyungshin-Lear Sales and Engineering LLC	49	60	60
Tacle Seating USA, LLC	49	49	49
TS Lear Automotive Sdn Bhd. (Malaysia)	46	46	—
Beijing Lear Dymos Automotive Systems Co., Ltd. (China)	40	40	40
UPM S.r.L. (Italy)	39	39	39
Hanil Lear India Private Limited (India)	35	50	50
Markol Otomotiv Yan Sanayi VE Ticaret A.S. (Turkey)	35	35	35
International Automotive Components Group, LLC (Europe)	34	34	33
International Automotive Components Group North America, LLC	19	19	—
Chongqing Lear Chang’an Automotive Trim, Co., Ltd. (China)	—	55	—
Lear Changan (Chongqing) Automotive System Co., Ltd. (China)	—	55	—
Total Interior Systems — America, LLC	—	39	39

Summarized group financial information for affiliates accounted for under the equity method as of December 31, 2008 and 2007, and for the years ended December 31, 2008, 2007 and 2006, is shown below (unaudited; in millions):

December 31,	2008	2007

Balance sheet data:
Current assets	$970.2	$1,564.6
Non-current assets	863.7	898.7
Current liabilities	852.7	1,184.5
Non-current liabilities	278.7	399.7

For the Year Ended December 31,	2008	2007	2006

Income statement data:
Net sales	$5,053.9	$4,738.0	$956.8
Gross profit	248.9	317.3	50.7
Income (loss) before provision for income taxes	(107.0)	135.2	16.3
Net income (loss)	(111.9)	104.9	11.5

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

As of December 31, 2008 and 2007, the Company’s aggregate investment in affiliates was $189.7 million and $265.6 million, respectively. In addition, the Company had receivables due from affiliates, including notes and advances, of $6.3 million as of December 31, 2008, and payables due to affiliates of $24.7 million as of December 31, 2007.

A summary of transactions with affiliates and other related parties is shown below (in millions):

For the Year Ended December 31,	2008	2007	2006

Sales to affiliates	$95.8	$82.4	$35.8
Purchases from affiliates	250.8	250.1	51.1
Purchases from other related parties(1)	9.2	10.0	13.2
Management and other fees for services provided to affiliates	8.5	8.6	—
Dividends received from affiliates	4.1	13.5	1.6

(1)	Includes $5.2 million, $4.2 million and $4.0 million in 2008, 2007 and 2006, respectively, paid to CB Richard Ellis for real estate brokerage services, as well as property and project management services; includes $4.0 million, $5.3 million and $6.6 million in 2008, 2007 and 2006, respectively, paid to Analysts International, Sequoia Services Group for the purchase of computer equipment and for computer-related services; includes $0.5 million in 2007 and 2006 paid to Elite Support Management Group, L.L.C. for the provision of information technology temporary support personnel; includes $1.4 million in 2006 paid to Creative Seating Innovations, Inc. for prototype tooling and parts; and includes $0.7 million in 2006 paid to the Materials Group for plastic resins. Each entity employed a relative of the Company’s Chairman, Chief Executive Officer and President. In addition, Elite Support Management was partially owned by a relative of the Company’s Chairman, Chief Executive Officer and President in 2007. As a result, such entities may be deemed to be related parties. These purchases were made in the ordinary course of the Company’s business and in accordance with the Company’s normal procedures for engaging service providers or sourcing suppliers, as applicable.

The Company’s investment in Shanghai Lear STEC Automotive Parts Co., Ltd. is accounted for under the equity method as the result of certain approval rights granted to the minority shareholders. The Company’s investment in International Automotive Components Group North America, LLC is accounted for under the equity method due to the Company’s ability to exert significant influence over the venture.

The Company guarantees 40% of certain of the debt of Beijing Lear Dymos Automotive Systems Co., Ltd., 49% of certain of the debt of Tacle Seating USA, LLC and 49% of certain of the debt of Honduras Electrical Distribution Systems S. de R.L. de C.V. As of December 31, 2008, the aggregate amount of debt guaranteed by the Company was $6.3 million.

2008

In December 2008, the Company divested its ownership interest in Total Interior Systems — America, LLC for $35.0 million, recognizing a gain on the transaction of $19.5 million, which is reflected in other expense, net in the accompanying consolidated statement of operations for the year ended December 31, 2008. In June 2008, the Company divested of a portion of its ownership interests in Honduras Electrical Distribution Systems S. de R.L. de C.V. and Kyungshin-Lear Sales and Engineering LLC, thereby reducing its ownership interests in these ventures to 49% from 60%. In connection with this transaction, the Company recognized a gain of $2.7 million, which is reflected in other expense, net in the accompanying consolidated statement of operations for the year ended December 31, 2008. In April 2008, the Company divested of a portion of its ownership interest in Hanil Lear India Private Limited, thereby reducing its ownership interest in this venture to 35% from 50%. In connection with this transaction, the Company recognized an impairment charge of $1.0 million in the first quarter of 2008, which is reflected in equity in net (income) loss of affiliates in the accompanying consolidated statement of operations for the year ended December 31, 2008.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Also in 2008, the Company recognized an impairment charge of $34.2 million related to its investment in International Automotive Components Group North America, LLC (“IAC North America”). The impairment charge was based on the significant decline in the operating results of IAC North America, as well as a recently completed financing transaction between IAC North America and certain of its lenders and is reflected in equity in net (income) loss of affiliates in the accompanying consolidated statement of operations for the year ended December 31, 2008. The Company has no further funding obligations with respect to this affiliate. Therefore, in the event that IAC North America requires additional capital to fund its existing operations, the Company’s equity ownership percentage in IAC North America will likely be diluted. See Note 2, “Summary of Significant Accounting Policies.”

In the second quarter of 2008, the Company began to consolidate the financial position and operating results of Chongqing Lear Chang’an Automotive Trim, Co., Ltd. and Lear Changan (Chongqing) Automotive System Co., Ltd. as a result of the elimination of certain approval rights granted to the minority shareholders. Previously, the Company’s investments in these ventures were accounted for under the equity method.

2007

In March 2007, the Company completed the transfer of substantially all of the assets of its North American interior business (as well as the interests in two China joint ventures) and contributed cash in exchange for a 25% equity interest and warrants for an additional 7% of the current outstanding common equity of IAC North America, as part of the IAC North America Transaction. In addition, in October 2007, the Company purchased additional shares as part of an offering by the venture. After giving effect to the shares purchased in the equity offering, the Company owns 18.75% of the total outstanding shares (Note 4, “Divestiture of Interior Business”).

In January 2007, the Company formed Beijing BAI Lear Automotive Systems Co., Ltd., a joint venture with Beijing Automobile Investment Co., Ltd., to manufacture and supply automotive seat systems and components. In December 2007, the Company formed Beijing Lear Automotive Electronics and Electrical Products Co., Ltd., a joint venture with Beijing Automotive Industry Holding Co., Ltd., to manufacture and supply automotive wire harnesses, junction boxes and other electrical and electronic products. Also in December 2007, the Company purchased a 46% stake in TS Hi Tech, a Malaysian manufacturer of automotive seat systems and components. Concurrent with the Company’s investment, the name of the venture was changed to TS Lear Automotive Sdn Bhd.

In addition, the Company’s ownership interest in Lear Jiangling (Jiangxi) Interior Systems Co. Ltd. increased due to the purchase of shares from a joint venture partner. The Company’s ownership interest in International Automotive Components Group, LLC (Europe) increased due to the issuance of additional equity shares to the Company.

2006

In October 2006, the Company completed the contribution of substantially all of its European interior business to International Automotive Components Group, LLC (Europe), a joint venture with WL Ross and Franklin (Note 4, “Divestiture of Interior Business”). In February 2006, the Company formed Tacle Seating USA, LLC, a joint venture with Tachi-S Engineering U.S.A., Inc., to manufacture and supply automotive seat systems.

Also in 2006, the Company divested its ownership interest in RecepTec Holdings, L.L.C, recognizing a gain on the transaction of $13.4 million, which is reflected in equity in net (income) loss of affiliates in the accompanying consolidated statement of operations for the year ended December 31, 2006. In addition, the Company and its joint venture partner dissolved Lear Diamond Electro-Circuit Systems Co., Ltd.

(8)	Short-Term Borrowings

The Company utilizes uncommitted lines of credit as needed for its short-term working capital fluctuations. As of December 31, 2008, the Company had unused unsecured lines of credit available from banks of $25.1 million, subject to certain restrictions imposed by the primary credit facility (Note 9, “Long-Term Debt”). As of December 31, 2008

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

and 2007, the weighted average interest rate on outstanding borrowings under these lines of credit was 13.5% and 4.1%, respectively.

(9)	Long-Term Debt

A summary of long-term debt and the related weighted average interest rates, including the effect of hedging activities described in Note 15, “Financial Instruments,” is shown below (in millions):

	December 31,
	2008		2007
	Long-Term	Weighted Average	Long-Term	Weighted Average
Debt Instrument	Debt	Interest Rate	Debt	Interest Rate

Primary Credit Facility — Revolver	$1,192.0	4.09%	$—	N/A
Primary Credit Facility — Term Loan	985.0	5.46%	991.0	7.61%
8.50% Senior Notes, due 2013	298.0	8.50%	300.0	8.50%
8.75% Senior Notes, due 2016	589.3	8.75%	600.0	8.75%
5.75% Senior Notes, due 2014	399.5	5.635%	399.4	5.635%
Zero-Coupon Convertible Senior Notes, due 2022	0.8	4.75%	0.8	4.75%
8.125% Euro-denominated Senior Notes, due 2008	—	8.125%	81.0	8.125%
8.11% Senior Notes, due 2009	—	8.11%	41.4	8.11%
Other	19.7	4.27%	27.1	7.04%

	3,484.3		2,440.7
Less — Current portion	(4.3)		(96.1)
Primary Credit Facility	(2,177.0)		N/A

Long-term debt	$1,303.0		$2,344.6

Primary Credit Facility

The Company’s primary credit facility contains certain affirmative and negative covenants, including (i) limitations on fundamental changes involving the Company or its subsidiaries, asset sales and restricted payments, (ii) a limitation on indebtedness with a maturity shorter than the term loan facility, (iii) a limitation on aggregate subsidiary indebtedness to an amount which is no more than 5% of consolidated total assets, (iv) a limitation on aggregate secured indebtedness to an amount which is no more than $100 million and (v) requirements that the Company maintain a leverage ratio of not more than 3.25 to 1, as of December 31, 2008, and an interest coverage ratio of not less than 3.00 to 1, as of December 31, 2008. As of December 31, 2008, the Company was in compliance with the required interest coverage ratio covenant under its primary credit facility.

During the fourth quarter of 2008, the Company elected to borrow $1.2 billion under its primary credit facility to protect against possible disruptions in the capital markets and uncertain industry conditions, as well as to further bolster its liquidity position. As of December 31, 2008, the Company had approximately $1.6 billion in cash and cash equivalents on hand, providing adequate resources to satisfy ordinary course business obligations. The Company elected not to repay the amounts borrowed at year end in light of continued market and industry uncertainty. As a result, as of December 31, 2008, the Company was no longer in compliance with the leverage ratio covenant contained in its primary credit facility. The Company has been engaged in active discussions with a steering committee consisting of several significant lenders to address issues under its primary credit facility. On March 17, 2009, the Company entered into an amendment and waiver with the lenders under its primary credit facility which provides,

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

through May 15, 2009, for: (1) a waiver of the existing defaults under the primary credit facility and (2) an amendment of the financial covenants and certain other provisions contained in the primary credit facility. The Company is engaged in continuing discussions with the lenders under its primary credit facility and others regarding a restructuring of its capital structure. If an acceptable agreement is not obtained, the Company will be in default under its primary credit facility as of May 16, 2009, and the lenders would have the right to accelerate the obligations upon the vote of the required lenders thereunder. Acceleration of the Company’s obligations under the primary credit facility would constitute a default under its senior notes and would likely result in the acceleration of these obligations. In addition, a default under the Company’s primary credit facility could result in a cross-default or the acceleration of its payment obligations under other financing agreements. See Note 15, “Financial Instruments.” As a result of these factors, as well as adverse industry conditions, the Company’s independent registered public accounting firm has included an explanatory paragraph with respect to the Company’s ability to continue as a going concern in its report on the Company’s consolidated financial statements for the year ended December 31, 2008. For further discussion of the Company’s plans in regard to these matters, see Note 1, “Basis of Presentation.”

On July 3, 2008, the Company amended its then existing primary credit facility to, among other things, extend certain of the revolving credit commitments thereunder from March 23, 2010 to January 31, 2012. Prior to the amendment, the Company’s primary credit facility consisted of an amended and restated credit and guarantee agreement, which provided for revolving borrowing commitments of $1.7 billion and a term loan facility of $1.0 billion. The extension was offered to each revolving lender, and lenders consenting to the amendment had their revolving credit commitments reduced by 33.33% on July 11, 2008. After giving effect to the amendment, the Company had outstanding approximately $1.3 billion of revolving credit commitments, $467.5 million of which mature on March 23, 2010, and $821.7 million of which mature on January 31, 2012. The primary credit facility, as amended, provides for multicurrency borrowings in a maximum aggregate amount of $400 million, Canadian borrowings in a maximum aggregate amount of $100 million and swing-line borrowings in a maximum aggregate amount of $200 million, the commitments for which are part of the aggregate revolving credit commitments. The amendment had no effect on the Company’s $1.0 billion term loan facility issued under the prior primary credit facility, which continues to have a maturity date of April 25, 2012. As of December 31, 2008, the Company had $1.2 billion, excluding outstanding letters of credit, and $985.0 million in borrowings outstanding under the revolving credit facility and the term loan facility, respectively, with no additional availability under the term loan facility. As of December 31, 2007, the Company had $991.0 million in borrowings outstanding under the term loan facility and no amounts outstanding under the revolving credit facility. Principal payments of $3 million are required on the term loan facility every six months. As of December 31, 2008, the weighted average commitment fee on the $1.3 billion revolving credit facility was 0.46% per annum. Borrowings and repayments under the primary credit facility, as amended, (as well as predecessor facilities) are shown below (in millions):

Year	Borrowings	Repayments

2008	$1,418.9	$232.9
2007	1,134.8	1,140.8
2006	11,978.2	11,381.2

In 2006, the Company entered into a primary credit facility, the proceeds of which were used to repay the term loan facility under the then existing primary credit facility and to repurchase outstanding zero-coupon convertible senior notes with an accreted value of $303.2 million, €13.0 million aggregate principal amount of senior notes due 2008 and $206.6 million aggregate principal amount of senior notes due 2009. In connection with these transactions, the Company recognized a net gain of $0.6 million on the extinguishment of debt, which is included in other expense, net in the accompanying consolidated statement of operations for the year ended December 31, 2006.

Senior Notes

The Company repaid €55.6 million ($87.0 million based on the exchange rate in effect as of the transaction date) aggregate principal amount of senior notes on April 1, 2008 (the “2008 Notes”), the maturity date. In

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

connection with the amendment of its primary credit facility discussed above, in August 2008, the Company repurchased its remaining senior notes due 2009 (the “2009 Notes”), with an aggregate principal amount of $41.4 million, for a purchase price of $43.1 million, including the call premium and related fees. In connection with this transaction, the Company recognized a loss on the extinguishment of debt of $1.7 million, which is included in other expense, net in the accompanying consolidated statement of operations for the year ended December 31, 2008.

In November 2006, the Company issued $300 million aggregate principal amount of unsecured 8.50% senior notes due 2013 (the “2013 Notes”) and $600 million aggregate principal amount of unsecured 8.75% senior notes due 2016 (the “2016 Notes”). The notes are unsecured and rank equally with the Company’s other unsecured senior indebtedness, including the Company’s other senior notes. The proceeds from this note offering were used to repurchase the Company’s 2008 Notes and 2009 Notes, with an aggregate principal amount of €181.4 million and $552.0 million, respectively, for an aggregate purchase price of $835.8 million, including related fees. In connection with these transactions, the Company recognized a loss of $48.5 million on the extinguishment of debt, which is included in other expense, net in the accompanying consolidated statement of operations for the year ended December 31, 2006. In January 2007, the Company completed an exchange offer of the 2013 Notes and the 2016 Notes for substantially identical notes registered under the Securities Act of 1933, as amended. Interest on both the 2013 Notes and the 2016 Notes is payable on June 1 and December 1 of each year.

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

The Company may redeem all or part of the 2013 Notes and the 2016 Notes, at its option, at any time prior to December 1, 2010, in the case of the 2013 Notes, and December 1, 2011, in the case of the 2016 Notes, at the greater of (a) 100% of the principal amount of the notes to be redeemed or (b) the sum of the present values of the redemption price set forth above and the remaining scheduled interest payments from the redemption date through December 1, 2010, in the case of the 2013 Notes, or December 1, 2011, in the case of the 2016 Notes, discounted to the redemption date on a semiannual basis at the applicable treasury rate plus 50 basis points, together with any interest accrued but not yet paid to the date of redemption. In December 2008, the Company repurchased a portion of the 2013 Notes and the 2016 Notes, with an aggregate principal amount of $2.0 million and $10.7 million, respectively, in the open market for an aggregate purchase price of $3.4 million, including related fees. In connection with these transactions, the Company recognized a gain on the extinguishment of debt of $9.2 million, which is included in other expense, net in the accompanying consolidated statement of operations for the year ended December 31, 2008.

In addition to the senior notes discussed above, the Company has outstanding $399.5 million aggregate principal amount of senior notes due 2014 (the “2014 Notes”). Interest on the 2014 Notes is payable on February 1 and August 1 of each year. The Company may redeem all or part of the 2014 Notes at its option, at any time, at the greater of (a) 100% of the principal amount of the notes to be redeemed or (b) the sum of the present values of the remaining scheduled payments of principal and interest thereon from the redemption date to the maturity date, discounted to the redemption date on a semiannual basis at the applicable treasury rate plus 20 basis points, together with any interest accrued but not yet paid to the date of redemption.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

In February 2002, the Company issued $640.0 million aggregate principal amount at maturity of zero-coupon convertible senior notes due 2022 (the “Convertible Notes”), yielding gross proceeds of $250.3 million. The Convertible Notes are unsecured and rank equally with the Company’s other unsecured senior indebtedness, including the Company’s other senior notes. As discussed above, in 2006, the Company repurchased substantially all of the outstanding Convertible Notes with borrowings under its primary credit facility.

Other

As of December 31, 2008, other long-term debt was principally made up of amounts outstanding under term loans and capital leases.

Guarantees

The Company’s senior notes are senior unsecured obligations and rank pari passu in right of payment with all of the Company’s existing and future unsubordinated unsecured indebtedness. The Company’s obligations under the senior notes are guaranteed, on a joint and several basis, by certain of its subsidiaries, which are primarily domestic subsidiaries and all of which are directly or indirectly 100% owned by the Company (Note 18, “Supplemental Guarantor Condensed Consolidating Financial Statements”). The Company’s obligations under the primary credit facility are secured by a pledge of all or a portion of the capital stock of certain of its subsidiaries, including substantially all of its first-tier subsidiaries, and are partially secured by a security interest in the Company’s assets and the assets of certain of its domestic subsidiaries. In addition, the Company’s obligations under the primary credit facility are guaranteed by the same subsidiaries that guarantee the Company’s obligations under the senior notes.

Covenants

In addition to the affirmative and negative covenants discussed above, the primary credit facility also contains customary events of default, including an event of default triggered by a change of control of the Company. The 2013 Notes and the 2016 Notes (having an aggregate principal amount outstanding of $887.3 million as of December 31, 2008) provide holders of the notes the right to require the Company to repurchase all or any part of their notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, upon a “change of control” (as defined in the indenture governing the notes). The indentures governing the Company’s other senior notes do not contain a change in control repurchase obligation.

With the exception of the Convertible Notes, the senior notes contain covenants restricting the ability of the Company and its subsidiaries to incur liens and to enter into sale and leaseback transactions. As of December 31, 2008, the Company was in compliance with all covenants and other requirements set forth in its senior notes. As discussed above, acceleration of the Company’s obligations under the primary credit facility would constitute a default under the Company’s senior notes and would likely result in the acceleration of these obligations.

Scheduled Maturities

As of December 31, 2008, the scheduled maturities of long-term debt, excluding obligations under the primary credit facility, for the five succeeding years are shown below (in millions):

Year	Maturities

2009	$4.3
2010	7.5
2011	1.8
2012	1.3
2013	301.7

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(10)  Income Taxes

A summary of income (loss) before provision for income taxes, minority interests in consolidated subsidiaries, equity in net (income) loss of affiliates and cumulative effect of a change in accounting principle and the components of provision for income taxes is shown below (in millions):

For the Year Ended December 31,	2008	2007	2006

Income (loss) before provision for income taxes, minority interests in consolidated subsidiaries, equity in net (income) loss of affiliates and cumulative effect of a change in accounting principle
Domestic	$(665.6)	$(5.7)	$(785.3)
Foreign	124.2	328.9	131.9

	$(541.4)	$323.2	$(653.4)

Domestic provision for income taxes:
Current provision	$3.4	$20.5	$30.6
Deferred benefit	—	—	(1.6)

Total domestic provision	3.4	20.5	29.0

Foreign provision for income taxes:
Current provision	52.0	113.3	79.3
Deferred provision (benefit)	30.4	(43.9)	(53.4)

Total foreign provision	82.4	69.4	25.9

Provision for income taxes	$85.8	$89.9	$54.9

The domestic provision includes withholding taxes related to dividends and royalties paid by the Company’s foreign subsidiaries. The foreign deferred provision (benefit) includes the benefit of prior unrecognized net operating loss carryforwards of $36.6 million, $15.6 million and $14.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

A summary of the differences between the provision for income taxes calculated at the United States federal statutory income tax rate of 35% and the consolidated provision for income taxes is shown below (in millions):

For the Year Ended December 31,	2008	2007	2006

Income (loss) before provision for income taxes, minority interests in consolidated subsidiaries, equity in net (income) loss of affiliates and cumulative effect of a change in accounting principle multiplied by the United States federal statutory income tax rate	$(189.5)	$113.1	$(228.7)
Differences in income taxes on foreign earnings, losses and remittances	(15.3)	16.7	10.2
Valuation allowance adjustments	138.1	(64.2)	259.4
Tax credits	(0.5)	(3.9)	(18.1)
Goodwill impairment charges	181.6	—	1.0
Other	(28.6)	28.2	31.1

Provision for income taxes	$85.8	$89.9	$54.9

For the years ended December 31, 2008, 2007 and 2006, income in foreign jurisdictions with tax holidays was $104.4 million, $142.6 million and $109.2 million, respectively. Such tax holidays generally expire from 2009 through 2017.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Deferred income taxes represent temporary differences in the recognition of certain items for income tax and financial reporting purposes. A summary of the components of the net deferred income tax asset is shown below (in millions):

December 31,	2008	2007

Deferred income tax assets:
Tax loss carryforwards	$580.5	$623.5
Tax credit carryforwards	218.9	169.9
Retirement benefit plans	106.1	85.9
Accrued liabilities	92.2	122.5
Self-insurance reserves	15.9	12.0
Reserves related to current assets	—	9.0
Defined benefit plan liability adjustments	13.8	44.0
Deferred compensation	20.8	11.9
Recoverable customer engineering and tooling	15.7	9.6
Derivative instruments and hedging	18.7	13.6
Other	—	0.4

	1,082.6	1,102.3
Valuation allowance	(928.3)	(769.4)

	$154.3	$332.9

Deferred income tax liabilities:
Long-term asset basis differences	$(84.3)	$(108.1)
Undistributed earnings of foreign subsidiaries	(9.0)	(102.0)
Current asset basis differences	(7.1)	—
Other	(1.9)	—

	$(102.3)	$(210.1)

Net deferred income tax asset	$52.0	$122.8

During 2005, the Company concluded that it was no longer more likely than not that it would realize its U.S. deferred tax assets. As a result, the Company recorded a tax charge of $300.3 million comprised of (i) a full valuation allowance in the amount of $255.0 million with respect to its net U.S. deferred tax assets and (ii) an increase in related tax reserves of $45.3 million. Since that time, the Company continued to maintain a valuation allowance with respect to its net U.S. deferred tax assets. In addition, the Company maintains valuation allowances related to its net deferred tax assets in certain foreign jurisdictions. The Company’s current and future provision for income taxes is significantly impacted by the initial recognition of and changes in valuation allowances in certain countries, particularly the United States. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. The Company’s future provision for income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

until the respective valuation allowance is eliminated. The classification of the net deferred income tax asset is shown below (in millions):

December 31,	2008	2007

Deferred income tax assets:
Current	$62.3	$108.8
Long-term	74.4	131.2
Deferred income tax liabilities:
Current	(4.4)	(13.0)
Long-term	(80.3)	(104.2)

Net deferred income tax asset	$52.0	$122.8

Deferred income taxes have not been provided on $1.2 billion of certain undistributed earnings of the Company’s foreign subsidiaries as such amounts are considered to be permanently reinvested. It is not practicable to determine the unrecognized deferred tax liability on these earnings because the actual tax liability on these earnings, if any, is dependent on circumstances existing when remittance occurs.

As of December 31, 2008, the Company had tax loss carryforwards of $1.9 billion. Of the total loss carryforwards, $968 million has no expiration date, and $939 million expires from 2009 through 2028. In addition, the Company had tax credit carryforwards of $218.9 million comprised principally of U.S. foreign tax credits, research and development credits and investment tax credits that generally expire between 2014 and 2028.

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

As of December 31, 2008 and 2007, the Company’s gross unrecognized tax benefits were $99.8 million and $135.8 million, respectively (excluding interest and penalties), of which $92.4 million and $105.9 million, respectively, if recognized, would affect the Company’s effective tax rate. The gross unrecognized tax benefits differ from the amount that would affect the Company’s effective tax rate due primarily to the impact of the valuation allowance. The gross unrecognized tax benefits are recorded in other long-term liabilities, with the exception of $9.4 million (excluding interest and penalties) which is recorded in accrued liabilities.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

A summary of the changes in gross unrecognized tax benefits for each of the two years in the period ended December 31, 2008, is shown below (in millions):

	2008	2007

Balance as of January 1,	$135.8	$120.0
Additions based on tax positions related to the current year	10.3	9.6
Additions based on tax positions of prior years	0.7	6.0
Settlements	(0.2)	(3.5)
Statute expirations	(30.1)	(1.9)
Foreign currency translation	(16.7)	5.6

Balance as of December 31,	$99.8	$135.8

The Company recognizes interest and penalties with respect to unrecognized tax benefits as income tax expense. As of December 31, 2008 and 2007, the Company had recorded reserves of $36.4 and $41.8 million, respectively, related to interest and penalties, of which $29.6 million and $30.2 million, respectively, if recognized, would affect the Company’s effective tax rate. During the years ended December 31, 2008 and 2007, the Company recorded tax expense related to an increase in its reserves for interest and penalties of $11.9 million and $12.6 million, respectively.

The Company operates in multiple jurisdictions throughout the world, and its tax returns are periodically audited or subject to review by both domestic and foreign tax authorities. During the next twelve months, it is reasonably possible that, as a result of audit settlements, the conclusion of current examinations and the expiration of the statute of limitations in several jurisdictions, the Company may decrease the amount of its gross unrecognized tax benefits by approximately $13.9 million, of which $9.4 million, if recognized, would affect its effective tax rate. The gross unrecognized tax benefits subject to potential decrease involve issues related to transfer pricing, tax credits and various other tax items in several jurisdictions. However, as a result of ongoing examinations, tax proceedings in certain countries, additions to the gross unrecognized tax benefits for positions taken and interest and penalties, if any, arising in 2009, it is not possible to estimate the potential net increase or decrease to the Company’s gross unrecognized tax benefits during the next twelve months.

The Company considers its significant tax jurisdictions to include Canada, Germany, Hungary, Italy, Mexico, Poland, Spain and the United States. The Company or its subsidiaries remain subject to income tax examination in certain U.S. state and local jurisdictions for years after 1998, in Germany for years after 2000, in Mexico for years after 2001, in Canada, Hungary and Poland for years after 2002, in Spain and Italy generally for years after 2003, and in the U.S. federal jurisdiction for years after 2006.

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

The Company has postretirement benefit plans covering certain domestic and Canadian employees. The Company’s postretirement benefit plans generally provide for the continuation of medical benefits for all eligible employees who complete ten years of service after age 45 and retire from the Company at age 55 or older. The Company does not fund its postretirement benefit obligation. Rather, payments are made as costs are incurred by covered retirees.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Obligations and Funded Status

A reconciliation of the change in benefit obligation, the change in plan assets and the net amount recognized in the consolidated balance sheets is shown below (based on a December 31 measurement date in 2008 and primarily based on a September 30 measurement date in 2007, in millions):

	Pension		Other Postretirement
December 31,	2008	2007	2008	2007

Change in benefit obligation:
Benefit obligation at beginning of year	$887.4	$860.9	$273.9	$267.9
Adoption of FASB Statement No. 158	14.9	—	6.1	—
Service cost	16.0	26.2	7.2	10.6
Interest cost	48.0	44.9	15.4	15.0
Amendments	—	20.3	(23.2)	0.3
Actuarial gain	(38.9)	(41.3)	(68.8)	(13.1)
Benefits paid	(70.0)	(33.5)	(13.0)	(10.4)
Curtailment gain	(4.1)	(60.0)	(3.6)	(20.9)
Special termination benefits	3.4	5.9	0.4	1.2
Translation adjustment	(78.2)	64.0	(22.0)	23.3

Benefit obligation at end of year	$778.5	$887.4	$172.4	$273.9

	Pension		Other Postretirement
December 31,	2008	2007	2008	2007

Change in plan assets:
Fair value of plan assets at beginning of year	$728.3	$573.6	$—	$—
Actual return on plan assets	(149.2)	66.5	—	—
Employer contributions	81.5	69.6	13.0	10.4
Benefits paid	(70.0)	(33.5)	(13.0)	(10.4)
Translation adjustment	(66.8)	52.1	—	—

Fair value of plan assets at end of year	$523.8	$728.3	$—	$—

Funded status	$(254.7)	$(159.1)	$(172.4)	$(273.9)
Contributions between September 30 and December 31	N/A	29.6	N/A	2.3

	$(254.7)	$(129.5)	$(172.4)	$(271.6)

Amounts recognized in the consolidated balance sheets:
Other long-term assets	$27.5	$32.9	$—	$—
Accrued liabilities	(11.0)	(14.1)	(11.3)	(11.1)
Other long-term liabilities	(271.2)	(148.3)	(161.1)	(260.5)

As a result of the change in the Company’s measurement date discussed below, employer contributions to the Company’s pension plans in 2008 include $29.6 million of contributions for the period from October 1, 2007 to December 31, 2007. In addition, pension and other postretirement benefits paid in 2008 include $8.7 million and $2.3 million, respectively, of benefit payments for the period from October 1, 2007 to December 31, 2007.

As of December 31, 2008 and 2007, the accumulated benefit obligation for all of the Company’s pension plans was $775.1 million and $880.3 million, respectively. As of December 31, 2008 and 2007, the majority of the

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Company’s pension plans had accumulated benefit obligations in excess of plan assets. The projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets of pension plans with accumulated benefit obligations in excess of plan assets were $591.1 million, $589.3 million and $309.8 million, respectively, as of December 31, 2008, and $566.4 million, $559.7 million and $385.0 million, respectively, as of December 31, 2007.

Effective January 1, 2009, the Company elected to amend certain of its U.S. salaried other postretirement benefits plan to eliminate post-65 salaried retiree medical and life insurance coverage and to increase the retiree contribution rate for pre-65 salaried retiree medical coverage. This amendment resulted in a reduction of the other postretirement benefit obligation of $21.8 million as of December 31, 2008. This reduction will be amortized as a credit to net periodic benefit cost from the date of the amendment through either the full benefit eligibility date for the active participants or over their expected remaining lifetime.

Change in Measurement Date

On January 1, 2008, the Company adopted the measurement date provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R),” which requires the measurement of defined benefit plan assets and liabilities as of the annual balance sheet date beginning in the fiscal period ending after December 15, 2008. In previous years, the Company measured its defined benefit plan assets and liabilities using a measurement date of September 30, as allowed by the original provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” As of January 1, 2008, the required adjustment to recognize the net periodic benefit cost for the transition period from October 1, 2007 to December 31, 2007, was determined using the 15-month measurement approach. Under this approach, the net periodic benefit cost was determined for the period from October 1, 2007 to December 31, 2008, and the adjustment for the transition period was calculated on a pro-rata basis. The Company recorded an after-tax transition adjustment of $6.9 million as an increase to beginning retained deficit, $1.0 million as an increase to beginning accumulated other comprehensive income and $5.9 million as an increase to the net pension and other postretirement liability related accounts, including the deferred tax accounts, in the accompanying consolidated balance sheet as of December 31, 2008.

Change in Recognition Provisions

As of December 31, 2006, the Company adopted the recognition provisions of SFAS No. 158 and has since reflected the funded status of its defined benefit plans in its consolidated balance sheets. The incremental effect of applying the recognition provisions of SFAS No. 158 on the Company’s consolidated financial statements as of December 31, 2006, resulted in a decrease in other long-term assets of $45.7 million, an increase in the liability for defined benefit obligations of $120.9 million and an increase in accumulated other comprehensive loss of $166.6 million.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Accumulated Other Comprehensive Income (Loss) and Comprehensive Income (Loss)

Amounts recognized in comprehensive income (loss) for the year ended December 31, 2008, are shown below (in millions):

		Other
For the Year Ended December 31, 2008	Pension	Postretirement

SFAS No. 158 transition adjustment, before tax	$1.3	$0.2
Actuarial gains recognized:
Reclassification adjustments	1.5	3.9
Actuarial gain (loss) arising during the period	(174.2)	69.7
Prior service (cost) credit recognized:
Reclassification adjustments	15.0	(4.0)
Prior service cost arising during the period	—	22.6
Transition asset (obligation) recognized:
Reclassification adjustments	(0.1)	1.5
Translation adjustment	17.1	0.9

	$(139.4)	$94.8

Amounts recorded in accumulated other comprehensive income (loss) that are not yet recognized in net periodic benefit cost are shown below (in millions):

	Pension		Other Postretirement
December 31,	2008	2007	2008	2007

Net actuarial loss	$(193.8)	$(47.9)	$(1.9)	$(76.5)
Net transition obligation	(0.1)	—	(3.7)	(6.3)
Prior service (cost) credit	(52.2)	(58.8)	47.0	29.4

	$(246.1)	$(106.7)	$41.4	$(53.4)

Amounts recorded in accumulated other comprehensive income (loss) that are expected to be recognized as components of net periodic benefit cost in the year ended December 31, 2009, are shown below (in millions):

		Other
For the Year Ended December 31, 2009	Pension	Postretirement

Amortization of actuarial loss	$6.3	$0.4
Amortization of net transition obligation	—	0.6
Amortization of prior service cost (credit)	5.6	(7.1)

	$11.9	$(6.1)

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Net Periodic Benefit Cost

The components of the Company’s net periodic benefit cost are shown below (in millions):

	Pension			Other Postretirement
For the Year Ended December 31,	2008	2007	2006	2008	2007	2006

Service cost	$16.0	$26.2	$50.3	$7.2	$10.6	$12.7
Interest cost	48.0	44.9	44.2	15.4	15.0	15.0
Expected return on plan assets	(54.7)	(46.7)	(39.4)	—	—	—
Amortization of actuarial loss	0.4	3.0	7.1	3.4	4.7	5.8
Amortization of transition (asset) obligation	(0.1)	(0.2)	(0.1)	0.8	0.9	1.0
Amortization of prior service cost (credit)	6.8	4.9	5.4	(3.5)	(3.6)	(3.7)
Settlement loss	1.2	—	—	—	—	—
Special termination benefits	2.9	5.9	1.7	0.3	1.1	0.4
Curtailment (gain) loss, net	7.4	(0.8)	0.9	(2.8)	(13.5)	—

Net periodic benefit cost	$27.9	$37.2	$70.1	$20.8	$15.2	$31.2

For the years ended December 31, 2008, 2007 and 2006, the Company recognized net pension and other postretirement benefit curtailment and other losses of $7.5 million, $18.8 million and $0.9 million, respectively, related to its restructuring actions. Also in 2007, the Company recognized a curtailment gain of $36.4 million resulting from the Company’s election to freeze its U.S. salaried defined benefit pension plan effective December 31, 2006. This gain was recognized in 2007 as the related curtailment occurred after the 2006 measurement date.

Assumptions

The weighted-average actuarial assumptions used in determining the benefit obligation are shown below:

	Pension		Other Postretirement
December 31,	2008	2007	2008	2007

Discount rate:
Domestic plans	5.73%	6.25%	5.75%	6.10%
Foreign plans	6.25%	5.40%	7.50%	5.60%
Rate of compensation increase:
Foreign plans	3.25%	4.00%	N/A	N/A

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The weighted-average actuarial assumptions used in determining net periodic benefit cost are shown below:

	Pension			Other Postretirement
For the Year Ended December 31,	2008	2007	2006	2008	2007	2006

Discount rate:
Domestic plans	6.25%	6.00%	5.75%	6.10%	5.90%	5.70%
Foreign plans	5.40%	5.00%	5.00%	5.60%	5.30%	5.30%
Expected return on plan assets:
Domestic plans	8.25%	8.25%	8.25%	N/A	N/A	N/A
Foreign plans	6.90%	6.90%	6.90%	N/A	N/A	N/A
Rate of compensation increase:
Domestic plans	N/A	N/A	3.75%	N/A	N/A	N/A
Foreign plans	3.90%	3.90%	3.90%	N/A	N/A	N/A

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

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement benefit plans. A 1% increase in the assumed rate of healthcare cost increases each year would increase the postretirement benefit obligation as of December 31, 2008, by $32.1 million and increase the postretirement net periodic benefit cost by $6.0 million for the year then ended. A 1% decrease in the assumed rate of healthcare cost increases each year would decrease the postretirement benefit obligation as of December 31, 2008, by $26.2 million and decrease the postretirement net periodic benefit cost by $4.6 million for the year then ended.

For the measurement of the 2008 postretirement benefit obligation, domestic healthcare costs were assumed to increase 9% in 2009, grading down over time to 5% in nine years. Foreign healthcare costs were assumed to increase 7% in 2009, grading down over time to 5% in 16 years on a weighted average basis.

Plan Assets

The Company’s pension plan asset allocations by asset category are shown below (based on a December 31 measurement date in 2008 and primarily based on a September 30 measurement date in 2007). Pension plan asset allocations for the foreign plans relate to the Company’s pension plans in Canada and the United Kingdom.

December 31,	2008	2007

Equity securities:
Domestic plans	66%	70%
Foreign plans	57%	58%
Debt securities:
Domestic plans	32%	28%
Foreign plans	38%	37%
Cash and other:
Domestic plans	2%	2%
Foreign plans	5%	5%

The Company’s investment policies incorporate an asset allocation strategy that emphasizes the long-term growth of capital. The Company believes this strategy is consistent with the long-term nature of plan liabilities and ultimate cash needs of the plans. For the domestic portfolio, the Company targets an equity allocation of 60% —

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

80% of plan assets, a fixed income allocation of 15% - 40% and a cash allocation of 0% — 15%. For the foreign portfolio, the Company targets an equity allocation of 50% — 70% of plan assets, a fixed income allocation of 30% — 50% and a cash allocation of 0% — 10%. Differences in the target allocations of the domestic and foreign portfolios are reflective of differences in the underlying plan liabilities. Diversification within the investment portfolios is pursued by asset class and investment management style. The investment portfolios are reviewed on a quarterly basis to maintain the desired asset allocations, given the market performance of the asset classes and investment management styles.

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

Contributions

The Company expects to contribute approximately $50 million to its domestic and foreign pension plans in 2009. Contributions to the pension plans meet or exceed the minimum funding requirements of the relevant governmental authorities. The Company may make contributions in excess of the minimum funding requirements in response to investment performance and changes in interest rates, to achieve funding levels required by the Company’s defined benefit plan arrangements or when the Company believes it is financially advantageous to do so and based on its other capital requirements. In addition, the Company’s future funding obligations may be affected by changes in applicable legal requirements.

Benefit Payments

As of December 31, 2008, the Company’s estimate of expected benefit payments, excluding expected settlements relating to its restructuring actions, in each of the five succeeding years and in the aggregate for the five years thereafter are shown below (in millions):

		Other
	Pension	Postretirement

2009	$44.0	$11.3
2010	59.7	10.6
2011	36.4	10.9
2012	34.6	11.2
2013	31.6	11.5
Five years thereafter	189.5	60.2

Defined Contribution and Multi-employer Pension Plans

The Company also sponsors defined contribution plans and participates in government-sponsored programs in certain foreign countries. Contributions are determined as a percentage of each covered employee’s salary. The Company also participates in multi-employer pension plans for certain of its hourly employees. Contributions are

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

based on collective bargaining agreements. For the years ended December 31, 2008, 2007 and 2006, the aggregate cost of the defined contribution and multi-employer pension plans was $6.8 million, $13.1 million and $22.7 million, respectively.

In addition, the Company established a new defined contribution retirement program for its salaried employees effective January 1, 2007, in conjunction with its election to freeze its U.S. salaried defined benefit pension plan. Contributions to this program are determined as a percentage of each covered employee’s eligible compensation. The Company recorded related expense of $12.3 million and $16.1 million in 2008 and 2007, respectively.

Adoption of New Accounting Pronouncement

The Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires the recognition of a liability for endorsement split-dollar life insurance arrangements that provide postretirement benefits. This EITF is effective for fiscal periods beginning after December 15, 2007. In accordance with the EITF’s transition provisions, the Company recorded $4.9 million as a cumulative effect of a change in accounting principle as of January 1, 2008. The cumulative effect adjustment was recorded as an increase to beginning retained deficit and an increase to other long-term liabilities.

(12)	Stock-Based Compensation

The Company has two plans under which it has issued stock options as shown below: the 1996 Stock Option Plan and the Long-Term Stock Incentive Plan. Options issued under these plans generally vest three years following the grant date and expire ten years from the issuance date.

A summary of option transactions during each of the three years in the period ended December 31, 2008, is shown below:

	Stock Options	Price Range

Outstanding as of January 1, 2006	2,983,405	$22.12 - $55.33
Expired or cancelled	(186,100)	$22.12 - $54.22
Exercised	(7,000)	$22.12

Outstanding as of December 31, 2006	2,790,305	$22.12 - $55.33
Expired or cancelled	(690,675)	$22.12 - $55.33
Exercised	(228,400)	$22.12 - $39.00

Outstanding as of December 31, 2007	1,871,230	$22.12 - $55.33
Expired or cancelled	(601,200)	$22.12 - $54.22
Exercised	(1,850)	$22.12

Outstanding as of December 31, 2008	1,268,180	$22.12 - $55.33

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

A summary of options outstanding as of December 31, 2008, is shown below:

Range of exercise prices	$22.12 - 27.25	$35.93 - 39.83	$41.83 - 42.32	$55.33
Options outstanding and exercisable:
Number outstanding and exercisable	61,750	390,255	802,175	14,000
Weighted average remaining contractual life (years)	1.16	1.76	3.42	4.83
Weighted average exercise price	$22.53	$37.00	$41.83	$55.33

As of December 31, 2008, 2007 and 2006, all outstanding options were exercisable.

The Long-Term Stock Incentive Plan also permits grants of stock appreciation rights, restricted stock, restricted stock units and performance shares (collectively, “Incentive Units”) to officers and other key employees of the Company. As of December 31, 2008, the Company had outstanding stock-settled stock appreciation rights covering 2,432,745 shares with a weighted average exercise price of $24.84 per right and outstanding restricted stock units and performance shares convertible into a maximum of 1,209,436 shares of common stock of the Company. Restricted stock units and performance shares include 646,865 restricted stock units at no cost to the employee, 393,875 restricted stock units at a weighted average cost to the employee of $22.22 per unit and 168,696 performance shares at no cost to the employee. As of December 31, 2008, the Company also had outstanding 610,791 cash-settled stock appreciation rights with a weighted average exercise price of $25.12 per right.

Stock appreciation rights granted in 2008 primarily vest in equal installments six months and 18 months following the grant date and primarily expire three and a half years following the grant date. Certain stock appreciation rights granted in 2008 and all stock appreciation rights granted in 2007 and 2006 vest three years following the grant date and expire seven years following the grant date. Stock appreciation rights granted prior to 2006 vest in equal annual installments over the three-year period following the grant date and expire seven years following the grant date. Restricted stock units issued at no cost to the employee granted in 2008, 2007, 2006 and 2005 vest in equal installments two years and four years following the grant date. Restricted stock units issued at no cost to the employee granted prior to 2005 vest in equal installments three years and five years following the grant date. Restricted stock units issued at a cost to the employee and performance shares vest three years following the grant date.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

A summary of Incentive Unit transactions during each of the three years in the period ended December 31, 2008, is shown below:

	Stock Appreciation	Restricted Stock	Performance
	Rights(1)	Units	Shares(2)

Outstanding as of January 1, 2006	1,215,046	2,234,122	123,672
Granted	642,285	406,086	130,655
Expired or cancelled	(91,002)	(146,045)	(84,418)
Distributed or exercised	(14,475)	(529,592)	—

Outstanding as of December 31, 2006	1,751,854	1,964,571	169,909
Granted	685,179	468,823	104,928
Expired or cancelled	(48,149)	(68,705)	(16,812)
Distributed or exercised	(209,209)	(732,702)	—

Outstanding as of December 31, 2007	2,179,675	1,631,987	258,025
Granted	510,550	286,030	—
Expired or cancelled(3)	(158,515)	(162,779)	(47,316)
Distributed or exercised	(98,965)	(714,498)	(42,013)

Outstanding as of December 31, 2008	2,432,745	1,040,740	168,696

(1)	Excludes cash-settled stock appreciation rights.

(2)	Performance shares reflected as “granted” are notional shares granted at the beginning of a three-year performance period whose eventual payout is subject to satisfaction of performance criteria. Performance shares reflected as “distributed” are those performance shares that are paid out in shares of common stock upon satisfaction of the performance criteria at the end of the three-year performance period.

(3)	In 2008, eligible plan participants were provided the opportunity to exchange up to 50% of certain of their existing restricted stock units, in 25% increments, for either notional cash account credits or cash-settled stock appreciation rights. With respect to the notional cash account credit alternative, each eligible restricted stock unit was exchanged for a notional cash account credit in the amount of the closing stock price on the date of exchange. With respect to the cash-settled stock appreciation right alternative, each eligible restricted stock unit was exchanged for cash-settled stock appreciation rights covering three to four shares of the Company’s common stock. The notional cash account credits and the cash-settled stock appreciation rights vest in accordance with the terms of the original restricted stock units, generally three years from the original grant date. In connection with these transactions, restricted stock units reflected as “expired or cancelled” in 2008 include 75,084 of exchanged units.

A summary of the weighted average grant date fair value of nonvested stock-settled stock appreciation rights for the year ended December 31, 2008, is shown below:

	Stock Appreciation	Weighed Average Grant
	Rights	Date Fair Value

Nonvested as of January 1, 2008	1,668,742	$12.59
Granted	510,550	1.13
Vested	(323,973)	9.31
Expired or cancelled	(158,515)	12.33

Nonvested as of December 31, 2008	1,696,804	9.80

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

All outstanding restricted stock units and performance shares are nonvested. Restricted stock units and performance shares are distributed when vested. As of December 31, 2008, unrecognized compensation cost related to nonvested Incentive Units was $14.0 million. This amount is expected to be recognized over the next 1.3 years on a weighted average basis.

The fair values of the stock-settled stock appreciation rights, which primarily have seven-year terms, were estimated as of the grant dates using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yields of 0.00% in 2008, 2007 and 2006; expected life of four years in 2008 and five years in 2007 and 2006; risk-free interest rate of 2.2% in 2008, 3.82% in 2007 and 4.58% in 2006; and expected volatility of 60% in 2008 and 40% in 2007 and 2006. The weighted average fair value of the stock-settled stock appreciation rights were $1.13 per right in 2008, $13.80 per right in 2007 and $13.21 per right in 2006.

(13)	Commitments and Contingencies

Legal and Other Contingencies

As of December 31, 2008 and December 31, 2007, the Company had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $31.4 million and $37.5 million, respectively. Such reserves reflect amounts recognized in accordance with accounting principles generally accepted in the United States and typically exclude the cost of legal representation. Product warranty liabilities are recorded separately from legal liabilities, as described below.

Commercial Disputes

The Company is involved from time to time in legal proceedings and claims, including, without limitation, commercial or contractual disputes with its suppliers, competitors and customers. These disputes vary in nature and are usually resolved by negotiations between the parties.

On January 26, 2004, the Company filed a patent infringement lawsuit against Johnson Controls Inc. and Johnson Controls Interiors LLC (together, “JCI”) in the U.S. District Court for the Eastern District of Michigan alleging that JCI’s garage door opener products infringed certain of the Company’s radio frequency transmitter patents. The Company is seeking a declaration that JCI infringes its patents, to enjoin JCI from further infringing those patents by making, selling or offering to sell its garage door opener products and an award of compensatory damages, attorney fees and costs. JCI counterclaimed seeking a declaratory judgment that the subject patents are invalid and unenforceable and that JCI is not infringing these patents and an award of attorney fees and costs. JCI also has filed motions for summary judgment asserting that its garage door opener products do not infringe the Company’s patents and that one of the Company’s patents is invalid and unenforceable. The Company is pursuing its claims against JCI. On November 2, 2007, the court issued an opinion and order granting, in part, and denying, in part, JCI’s motion for summary judgment on one of the Company’s patents. The court found that JCI’s product does not literally infringe the patent; however, there are issues of fact that precluded a finding as to whether JCI’s product infringes under the doctrine of equivalents. The court also ruled that one of the claims the Company has asserted is invalid. Finally, the court denied JCI’s motion to hold the patent unenforceable. The opinion and order does not address the other two patents involved in the lawsuit, and JCI’s motion for summary judgment has not yet been subject to a court hearing. On May 22, 2008, JCI filed a motion seeking reconsideration of the court’s ruling of November 2, 2007. On June 9, 2008, the Company filed its opposition to this motion, and on June 23, 2008, JCI filed its reply brief. A trial date has not been scheduled.

On June 13, 2005, The Chamberlain Group (“Chamberlain”) filed a lawsuit against the Company and Ford Motor Company (“Ford”) in the Northern District of Illinois alleging patent infringement. Two counts were asserted against the Company and Ford based upon two Chamberlain rolling-code garage door opener system patents. Two additional counts were asserted against Ford only (not the Company) based upon different Chamberlain patents. The Chamberlain lawsuit was filed in connection with the marketing of the Company’s universal garage door

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

opener system, which competes with a product offered by JCI. JCI obtained technology from Chamberlain to operate its product. In October 2005, Chamberlain filed an amended complaint and joined JCI as a plaintiff. The Company answered and filed a counterclaim seeking a declaration that the patents were not infringed and were invalid, as well as attorney fees and costs. In October 2006, Ford was dismissed from the suit. Chamberlain and JCI seek a declaration that the Company infringes Chamberlain’s patents and an order enjoining the Company from making, selling or attempting to sell products which, they allege, infringe Chamberlain’s patents, as well as compensatory damages and attorney fees and costs. JCI and Chamberlain filed a motion for a preliminary injunction, and on March 30, 2007, the court issued a decision granting plaintiffs’ motion for a preliminary injunction but did not enter an injunction at that time. In response, the Company filed a motion seeking to stay the effectiveness of any injunction that may be entered and General Motors Corporation (“GM”) moved to intervene. On April 25, 2007, the court granted GM’s motion to intervene, entered a preliminary injunction order that exempts the Company’s existing GM programs and denied the Company’s motion to stay the effectiveness of the preliminary injunction order pending appeal. On April 27, 2007, the Company filed its notice of appeal from the granting of the preliminary injunction and the denial of its motion to stay its effectiveness. On May 7, 2007, the Company filed a motion for stay with the Federal Circuit Court of Appeals, which the court denied on June 6, 2007. On February 19, 2008, the Federal Circuit Court of Appeals issued a decision in the Company’s favor that vacated the preliminary injunction and reversed the district court’s interpretation of a key claim term. A petition by JCI for a rehearing on the matter was denied on April 10, 2008. The case is now remanded to the district court. The Company has moved for summary judgment, and limited discovery on the Company’s motion occurred in July and August 2008. On August 18, 2008 and August 15, 2008, respectively, Chamberlain and JCI moved to extend the briefing schedule and to compel additional discovery from the Company. The court extended the briefing schedule. The parties are awaiting a ruling by the district court on the motion to compel discovery and the Company’s motion for summary judgment. On August 12, 2008, a new patent was issued to Chamberlain relating to the same technology as the patents disputed in this lawsuit. On August 19, 2008, Chamberlain and JCI filed a second amended complaint against the Company alleging patent infringement with respect to the new patent and seeking the same types of relief. The Company has filed an answer and counterclaim seeking a declaration that its products are non-infringing and that the new patent is invalid and unenforceable due to inequitable conduct, as well as attorney fees and costs. On December 8, 2008, the Company filed a motion for summary judgment on the claims and counterclaims relating to the new patent and a motion for a protective order from further discovery. The court granted in part and denied in part the motion for a protective order. The court granted the protective order as to discovery on invalidity and damages but denied the protective order as to discovery on infringement. A date has not yet been set for Chamberlain’ s and JCI’s opposition to the motion for summary judgment. The Company intends to continue to vigorously defend this matter.

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

Product Liability Matters

In the event that use of the Company’s products results in, or is alleged to result in, bodily injury and/or property damage or other losses, the Company may be subject to product liability lawsuits and other claims. Such lawsuits generally seek compensatory damages, punitive damages and attorney fees and costs. In addition, the Company is a party to warranty-sharing and other agreements with certain of its customers relating to its products. These customers may pursue claims against the Company for contribution of all or a portion of the amounts sought in connection with product liability and warranty claims. The Company can provide no assurances that it will not experience material claims in the future or that it will not incur significant costs to defend such claims. In addition, if any of the Company’s products are, or are alleged to be, defective, the Company may be required or requested by its customers to participate in a recall or other corrective action involving such products. Certain of the Company’s

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

customers have asserted claims against the Company for costs related to recalls or other corrective actions involving its products. In certain instances, the allegedly defective products were supplied by tier II suppliers against whom the Company has sought or will seek contribution. The Company carries insurance for certain legal matters, including product liability claims, but such coverage may be limited. The Company does not maintain insurance for product warranty or recall matters.

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

A summary of the changes in reserves for product liability and warranty claims for each of the two years in the period ended December 31, 2008, is shown below (in millions):

Balance as of January 1, 2007	$40.9
Expense, net	12.5
Settlements	(14.2)
Foreign currency translation and other	1.5

Balance as of December 31, 2007	40.7
Expense, net and changes in estimates	(3.4)
Settlements	(12.0)
Foreign currency translation and other	(3.7)

Balance as of December 31, 2008	$21.6

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

As of December 31, 2008 and December 31, 2007, the Company had recorded reserves for environmental matters of $2.9 million and $2.7 million, respectively. While the Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse effect on its business, consolidated financial position, results of operations or cash flows, no assurances can be given in this regard.

Other Matters

In April 2006, a former employee of the Company filed a purported class action lawsuit in the U.S. District Court for the Eastern District of Michigan against the Company, members of its Board of Directors, members of its

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Employee Benefits Committee (the “EBC”) and certain members of its human resources personnel alleging violations of the Employment Retirement Income Security Act (“ERISA”) with respect to the Company’s retirement savings plans for salaried and hourly employees. In the second quarter of 2006, the Company was served with three additional purported class action ERISA lawsuits, each of which contained similar allegations against the Company, members of its Board of Directors, members of its EBC and certain members of its senior management and its human resources personnel. At the end of the second quarter of 2006, the court entered an order consolidating these four lawsuits as In re: Lear Corp. ERISA Litigation. During the third quarter of 2006, plaintiffs filed their consolidated complaint, which alleges breaches of fiduciary duties substantially similar to those alleged in the four individually filed lawsuits. The consolidated complaint continues to name certain current and former members of the Board of Directors and the EBC and certain members of senior management and adds certain other current and former members of the EBC. The consolidated complaint generally alleges that the defendants breached their fiduciary duties to plan participants in connection with the administration of the Company’s retirement savings plans for salaried and hourly employees. The fiduciary duty claims are largely based on allegations of breaches of the fiduciary duties of prudence and loyalty and of over-concentration of plan assets in the Company’s common stock. The plaintiffs purport to bring these claims on behalf of the plans and all persons who were participants in or beneficiaries of the plans from October 21, 2004, to the present. The consolidated complaint seeks a declaration that defendants breached their fiduciary duties and an order compelling defendants to restore to the plans all losses resulting from defendants’ alleged breach of those duties, as well as actual damages, attorney fees and costs. The consolidated complaint does not specify the amount of damages sought. During the fourth quarter of 2006, the defendants filed a motion to dismiss all defendants and all counts in the consolidated complaint. During the second quarter of 2007, the court denied defendants’ motion to dismiss, and defendants’ answer to the consolidated complaint was filed in August 2007. On August 8, 2007, the court ordered that discovery be completed by April 30, 2008. During the first quarter of 2008, the parties exchanged written discovery requests, the defendants filed with the court a motion to compel plaintiffs to provide more complete discovery responses, which was granted in part and denied in part, and the plaintiffs filed a motion for class certification. In April 2008, the parties entered into an agreement to stay all matters pending mediation. The mediation took place on May 12, 2008, but did not result in a settlement of the matters. Defendants took the named plaintiffs’ depositions in June 2008. Discovery closed on June 23, 2008, and defendants filed their opposition to plaintiffs’ motion for class certification on July 7, 2008. On September 25, 2008, the parties informed the court that they had reached a settlement in principle. On March 6, 2009, the parties executed a class action settlement agreement. The settlement agreement provides, among other things, for the payment of $5.3 million into a settlement fund in exchange for a release of all defendants from any and all of plantiffs’ claims, whether known or unknown, based upon investment in the Company’s common stock or the Lear Corporation Stock Fund by or through the plans from October 21, 2004 through March 6, 2009. The settlement agreement remains subject to class certification an d preliminary and final approval by the court. The court has scheduled the preliminary settlement approval hearing for March 23, 2009.

Between February 9, 2007 and February 21, 2007, certain stockholders filed three purported class action lawsuits against the Company, certain members of the Company’s Board of Directors and American Real Estate Partners, L.P. (currently known as Icahn Enterprises, L.P.) and certain of its affiliates (collectively, “AREP”) in the Delaware Court of Chancery. On February 21, 2007, these lawsuits were consolidated into a single action. The amended complaint in the consolidated action generally alleges that the AREP merger agreement with AREP Car Holdings Corp. and AREP Car Acquisition Corp. (collectively the “AREP Entities”) unfairly limited the process of selling the Company and that certain members of the Company’s Board of Directors breached their fiduciary duties in connection with the AREP merger agreement and acted with conflicts of interest in approving the AREP merger agreement. The amended complaint in the consolidated action further alleges that the Company’s preliminary and definitive proxy statements for the AREP merger agreement were misleading and incomplete, and that the Company’s payments to AREP as a result of the termination of the AREP merger agreement constituted unjust enrichment and waste. The amended complaint seeks injunctive relief, compensatory damages and attorneys fees and costs. On February 23, 2007, the plaintiffs filed a motion for expedited proceedings and a motion to preliminarily enjoin the transactions contemplated by the AREP merger agreement. On March 27, 2007, the

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

plaintiffs filed an amended complaint. On June 15, 2007, the Delaware court issued an order entering a limited injunction of the Company’s planned shareholder vote on the AREP merger agreement until the Company made supplemental proxy disclosure. That supplemental proxy disclosure was approved by the Delaware court and made on June 18, 2007. On June 26, 2007, the Delaware court granted the plaintiffs’ motion for leave to file a second amended complaint. On September 11, 2007, the plaintiffs filed a third amended complaint. On January 30, 2008, the Delaware court granted the plaintiffs’ motion for leave to file a fourth amended complaint leaving only derivative claims against the Company’s Board of Directors and AREP based on the payment by the Company to AREP of a termination fee pursuant to the AREP merger agreement. The derivative claims seek recovery of the termination fee, as well as attorney fees and costs. On March 14, 2008, the plaintiffs filed an interim petition for an award of fees and expenses related to the supplemental proxy disclosure. On April 14, 2008, the defendants filed a motion to dismiss the remaining claims in the fourth amended complaint. A hearing on both the defendants’ motion to dismiss and the plaintiffs’ interim fee petition was held on June 3, 2008. The Delaware court granted the plaintiffs’ interim fee petition, awarding the plaintiffs $800,000 in attorneys’ fees and expenses, and the Company subsequently satisfied that order. On September 2, 2008, the Delaware court issued a written ruling granting the defendants’ motion to dismiss. The plaintiffs had until October 2, 2008, to appeal that ruling and did not file a notice of appeal. Plaintiffs no longer have any rights to appeal, and this matter is now concluded.

Although the Company records reserves for legal disputes, product liability and warranty claims and environmental and other matters in accordance with SFAS No. 5, “Accounting for Contingencies,” the ultimate outcomes of these matters are inherently uncertain. Actual results may differ significantly from current estimates.

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

Employees

Approximately 69% of the Company’s employees are members of industrial trade unions and are employed under the terms of collective bargaining agreements. Collective bargaining agreements covering approximately 62% of the Company’s unionized workforce of approximately 55,000 employees, including 38% of the Company’s unionized workforce in the United States and Canada, are scheduled to expire in 2009. Management does not anticipate any significant difficulties with respect to the agreements as they are renewed.

Lease Commitments

A summary of lease commitments as of December 31, 2008, under non-cancelable operating leases with terms exceeding one year is shown below (in millions):

2009	$77.3
2010	61.1
2011	46.1
2012	33.5
2013	29.1
2014 and thereafter	58.2

Total	$305.3

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The Company’s operating leases cover principally buildings and transportation equipment. Rent expense was $109.8 million, $110.2 million and $133.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Each of the Company’s operating segments reports its results from operations and makes its requests for capital expenditures directly to the chief operating decision-making group. The economic performance of each operating segment is driven primarily by automotive production volumes in the geographic regions in which it operates, as well as by the success of the vehicle platforms for which it supplies products. Also, each operating segment operates in the competitive tier I automotive supplier environment and is continually working with its customers to manage costs and improve quality. The Company’s manufacturing facilities generally use just-in-time manufacturing techniques to produce and distribute their automotive products. The Company’s production processes generally make use of unskilled labor, dedicated facilities, sequential manufacturing processes and commodity raw materials. The Other category includes unallocated costs related to corporate headquarters, geographic headquarters and the elimination of intercompany activities, none of which meets the requirements of being classified as an operating segment.

The accounting policies of the Company’s operating segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.” The Company evaluates the performance of its operating segments based primarily on (i) revenues from external customers, (ii) income (loss) before goodwill impairment charges, divestiture of Interior business, interest expense, other expense, provision for income taxes, minority interests in consolidated subsidiaries, equity in net (income) loss of affiliates and cumulative effect of a change in accounting principle (“segment earnings”) and (iii) cash flows, being defined as segment earnings less capital expenditures plus depreciation and amortization.

A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	2008
		Electrical
	Seating	and Electronic	Other	Consolidated

Revenues from external customers	$10,726.9	$2,843.6	$—	$13,570.5
Segment earnings(1)	386.7	44.7	(200.6)	230.8
Depreciation and amortization	176.2	108.7	14.4	299.3
Capital expenditures	106.3	60.8	0.6	167.7
Total assets	3,349.5	1,385.7	2,137.7	6,872.9

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

For the year ended December 31, 2008, segment earnings include restructuring charges of $124.6 million, $23.0 million and $23.5 million in the seating and electrical and electronic segments and in the other category, respectively (Note 6, “Restructuring”).

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

A reconciliation of consolidated income before goodwill impairment charges, divestiture of Interior business, interest expense, other expense, provision for income taxes, minority interests in consolidated subsidiaries, equity in net (income) loss of affiliates and cumulative effect of a change in accounting principal to income (loss) before

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

provision for income taxes, minority interests in consolidated subsidiaries, equity in net (income) loss of affiliates and cumulative effect of a change in accounting principle is shown below (in millions):

For the Year Ended December 31,	2008	2007	2006

Segment earnings	$431.4	$807.7	$522.7
Corporate and geographic headquarters and elimination of intercompany activity (“Other”)	(200.6)	(233.9)	(241.7)

Income before goodwill impairment charges, divestiture of Interior business, interest expense, other expense, provision for income taxes, minority interests in consolidated subsidiaries, equity in net (income) loss of affiliates and cumulative effect of a change in accounting principle	230.8	573.8	281.0
Goodwill impairment charges	530.0	—	2.9
Divestiture of Interior business	—	10.7	636.0
Interest expense	190.3	199.2	209.8
Other expense, net	51.9	40.7	85.7

Income (loss) before provision for income taxes, minority interests in consolidated subsidiaries, equity in net (income) loss of affiliates and cumulative effect of a change in accounting principle	$(541.4)	$323.2	$(653.4)

Revenues from external customers and tangible long-lived assets for each of the geographic areas in which the Company operates is shown below (in millions):

For the Year Ended December 31,	2008	2007	2006

Revenues from external customers:
United States	$2,820.0	$4,526.8	$6,624.3
Canada	716.3	1,148.8	1,375.3
Germany	2,516.0	2,336.9	2,034.3
Mexico	1,337.4	1,542.8	1,789.5
Other countries	6,180.8	6,439.7	6,015.5

Total	$13,570.5	$15,995.0	$17,838.9

December 31,	2008	2007

Tangible long-lived assets:
United States	$311.7	$406.6
Canada	26.0	42.4
Germany	158.3	175.4
Mexico	173.6	184.1
Other countries	543.9	584.2

Total	$1,213.5	$1,392.7

A substantial majority of the Company’s consolidated and reportable operating segment revenues are from four automotive manufacturing companies, with General Motors and Ford and their respective affiliates accounting for 42%, 49% and 55% of the Company’s net sales in 2008, 2007 and 2006, respectively. Excluding net sales to Saab, Volvo, Jaguar and Land Rover, which either are or were affiliates of General Motors and Ford, General Motors

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

and Ford accounted for approximately 37%, 42% and 47% of the Company’s net sales in 2008, 2007 and 2006, respectively. The following is a summary of the percentage of revenues from major customers:

For the Year Ended December 31,	2008	2007	2006

General Motors Corporation	23.1%	28.8%	31.9%
Ford Motor Company(1)	19.1	20.6	22.6
DaimlerChrysler(2)	N/A	N/A	10.3
BMW	11.5	9.9	7.4

(1)	Excludes sales to Jaguar and Land Rover in 2008.

(2)	Chrysler was divested by Daimler in 2007.

In addition, a portion of the Company’s remaining revenues are from the above automotive manufacturing companies through various other automotive suppliers.

(15)	Financial Instruments

The carrying values of the Company’s primary credit facility and senior notes vary from their fair values. The fair values were determined by reference to the quoted market prices of these securities. As of December 31, 2008, the aggregate carrying value of the Company’s primary credit facility and senior notes was $3.5 billion, as compared to an estimated fair value of $1.3 billion. As of December 31, 2007, the aggregate carrying value of the Company’s primary credit facility and senior notes was $2.4 billion, as compared to an estimated fair value of $2.3 billion. As of December 31, 2008 and 2007, the carrying values of the Company’s other financial instruments approximated their fair values, which were determined based on related instruments currently available to the Company for similar borrowings with like maturities.

Certain of the Company’s European and Asian subsidiaries periodically factor their accounts receivable with financial institutions. Such receivables are factored without recourse to the Company and are excluded from accounts receivable in the accompanying consolidated balance sheets. In the second quarter of 2008, certain of the Company’s European subsidiaries entered into extended factoring agreements, which provide for aggregate purchases of specified customer accounts receivable of up to €315 million through April 30, 2011. The level of funding utilized under these European factoring facilities is based on the credit ratings of each specified customer. In addition, the facility provider can elect to discontinue the facility in the event that the Company’s corporate credit rating declines below B- by Standard & Poor’s Ratings Services. In January 2009, Standard and Poor’s Ratings Services downgraded the Company’s corporate credit rating to CCC+ from B-, and in February 2009, the use of these facilities was suspended. The Company cannot provide any assurances that these or any other factoring facilities will be available or utilized in the future. As of December 31, 2008 and December 31, 2007, the amount of factored receivables was $143.8 million and $103.5 million, respectively. As of March 31, 2009, no receivables are expected to be factored under the European factoring facilities.

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

The Company retained a subordinated ownership interest in the pool of receivables sold to Lear ASC Corporation. This retained interest was recorded at fair value, which was generally based on a discounted cash flow analysis. As of December 31, 2007, accounts receivable totaling $543.7 million had been transferred to Lear ASC Corporation, but no

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

undivided interests in the receivables were transferred to the conduits. As such, these retained interests are included in accounts receivable in the accompanying consolidated balance sheet as of December 31, 2007.

During the years ended December 31, 2008, 2007 and 2006, the Company and its subsidiaries sold to Lear ASC Corporation adjusted accounts receivable totaling $1.2 billion, $3.5 billion and $4.4 billion, respectively, under the ABS facility and recognized discounts and other related fees of $0.3 million, $0.7 million and $8.0 million, respectively. These discounts and other related fees are included in other expense, net in the accompanying consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006. The Company received an annual servicing fee of 1.0% of the sold accounts receivable. The conduit investors and Lear ASC Corporation had no recourse to the other assets of the Company or its subsidiaries for the failure of the accounts receivable obligors to pay timely on the accounts receivable.

Certain cash flows received from and paid to Lear ASC Corporation are shown below (in millions):

For the Year Ended December 31,	2008	2007	2006

Repayments of securitizations	$—	$—	$(150.0)
Proceeds from collections reinvested in securitizations	1,214.4	3,509.8	4,476.2
Servicing fees received	1.7	4.8	6.1

Under the provisions of FIN 46R, “Consolidation of Variable Interest Entities,” Lear ASC Corporation was deemed to be a variable interest entity and the accounts of this entity were included in the consolidated financial statements of the Company. In addition, the bank conduits, which purchased undivided interests in the Company’s sold accounts receivable, were variable interest entities. The provisions of FIN 46R did not require the Company to consolidate any of the bank conduits’ assets or liabilities.

Derivative Instruments and Hedging Activities

The Company uses derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts to manage its exposures to fluctuations in foreign exchange, interest rates and commodity prices. The use of these derivative financial instruments mitigates the Company’s exposure to these risks and the resulting variability of the Company’s operating results. The Company is not a party to leveraged derivatives. On the date a derivative contract is entered into, the Company designates the derivative as either (1) a hedge of a recognized asset or liability or of an unrecognized firm commitment (a fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a cash flow hedge) or (3) a hedge of a net investment in a foreign operation (a net investment hedge).

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

The Company formally documents its hedge relationships, including the identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. Derivatives are recorded at fair value in other current and long-term assets and other current and

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

long-term liabilities in the consolidated balance sheet. This process includes linking derivatives that are designated as hedges of specific assets, liabilities, firm commitments or forecasted transactions. The Company also formally assesses, both at inception and at least quarterly thereafter, whether a derivative used in a hedging transaction is highly effective in offsetting changes in either the fair value or the cash flows of the hedged item. When it is determined that a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting.

Forward foreign exchange, futures and option contracts — The Company uses forward foreign exchange, futures and option contracts to reduce the effect of fluctuations in foreign exchange rates on known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Mexican peso and various European currencies. Forward foreign exchange, futures and option contracts are accounted for as cash flow hedges when the hedged item is a forecasted transaction or relates to the variability of cash flows to be received or paid. As of December 31, 2008 and 2007, contracts designated as cash flow hedges with $483.6 million and $554.4 million, respectively, of notional amount were outstanding with maturities of less than 12 months. As of December 31, 2008 and 2007, the fair value of these contracts was approximately negative $53.5 million and $10.5 million, respectively. As of December 31, 2008 and 2007, other derivative contracts that did not qualify for hedge accounting with $49.6 million and $107.0 million, respectively, of notional amount were outstanding. These derivative contracts consist principally of cash transactions between three and thirty days, hedges of intercompany loans and hedges of certain other balance sheet exposures. As of December 31, 2008 and 2007, the fair value of these contracts was approximately $0.1 million and $0.7 million, respectively. As of December 31, 2008, the contract, or settlement, value of these contracts was approximately negative $65.3 million.

Interest rate swap and other derivative contracts — The Company uses interest rate swap and other derivative contracts to manage its exposure to fluctuations in interest rates. Interest rate swap and other derivative contracts which fix the interest payments of certain variable rate debt instruments or fix the market rate component of anticipated fixed rate debt instruments are accounted for as cash flow hedges. Interest rate swap contracts which hedge the change in fair value of certain fixed rate debt instruments are accounted for as fair value hedges. As of December 31, 2008 and 2007, contracts with $750.0 million and $600.0 million, respectively, of notional amount were outstanding with maturities through September 2011. All of these contracts modify the variable rate characteristics of the Company’s variable rate debt instruments, which are generally set at either one-month or three-month LIBOR rates, such that the interest rates do not exceed a weighted average of 4.64%. As of December 31, 2008 and 2007, the fair value of these contracts was approximately negative $23.2 million and negative $17.8 million, respectively. The fair value of all outstanding interest rate swap and other derivative contracts is subject to changes in value due to changes in interest rates. As of December 31, 2008, the contract, or settlement, value of outstanding interest rate contracts was approximately negative $34.6 million. In February 2009, the Company elected to settle certain of its outstanding interest rate contracts representing $435.0 million of notional amount with a payment of $20.7 million.

Commodity swap contracts — The Company uses derivative instruments to reduce its exposure to fluctuations in certain commodity prices. These derivative instruments are utilized to hedge forecasted inventory purchases and to the extent that they qualify and meet hedge accounting criteria, they are accounted for as cash flow hedges. All other commodity swap contracts are marked to market with changes in the fair value recorded in earnings immediately. As of December 31, 2008 and December 31, 2007, contracts with $40.9 million and $48.7 million, respectively, of notional amount were outstanding with maturities of less than 12 months. As of December 31, 2008 and December 31, 2007, the fair value of these contracts was negative $18.0 million and negative $4.3 million, respectively. As of December 31, 2008, the contract, or settlement, value of outstanding commodity swap contracts was approximately negative $21.6 million.

As described in Note 9, “Long-Term Debt,” a default under the Company’s primary credit facility could result in a cross-default or the acceleration of its payment obligations under other financing agreements. In connection

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

with the default under the primary credit facility as of December 31, 2008, in February 2009, one such counterparty provided the Company with notice of early termination of certain foreign exchange and interest rate and commodity swap contracts. The aggregate settlement amount claimed by the counterparty is $35.2 million.

As of December 31, 2008 and 2007, net losses of approximately $80.8 million and $5.5 million, respectively, related to the Company’s hedging activities were recorded in accumulated other comprehensive income (loss). During the years ended December 31, 2008, 2007 and 2006, net gains (losses) of approximately $8.3 million, $27.1 million and $(2.2) million, respectively, related to the Company’s hedging activities were reclassified from accumulated other comprehensive income (loss) into earnings. During the year ending December 31, 2009, the Company expects to reclassify into earnings net losses of approximately $76.2 million recorded in accumulated other comprehensive loss as of December 31, 2008. Such losses will be reclassified at the time that the underlying hedged transactions are realized. During the years ended December 31, 2008, 2007 and 2006, amounts recognized in the consolidated statements of operations related to changes in the fair value of cash flow hedges were excluded from the Company’s effectiveness assessments and the ineffective portion of changes in the fair value of cash flow hedges were not material.

Non-U.S. dollar financing transactions — The Company designated its Euro-denominated senior notes (Note 9, “Long-Term Debt”) as a net investment hedge of long-term investments in its Euro-functional subsidiaries. As of December 31, 2008, the amount recorded in accumulated other comprehensive income (loss) related to the effective portion of the net investment hedge of foreign operations was approximately negative $160.6 million. Although the Euro-denominated senior notes were repaid on April 1, 2008, this amount will be included in accumulated other comprehensive income (loss) until the Company liquidates its related investment in its designated foreign operations.

Fair Value Measurements

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company adopted the provisions of SFAS No. 157 for its financial assets and liabilities and certain of its nonfinancial assets and liabilities that are measured and/or disclosed at fair value on a recurring basis as of January 1, 2008. The provisions of SFAS No. 157 are effective for nonfinancial assets and liabilities that are measured and/or disclosed at fair value on a nonrecurring basis in the fiscal year beginning after November 15, 2008.

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

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Level 2:  Inputs, other than quoted market prices included in Level 1, that are observable either directly or indirectly for the asset or liability.

Level 3:  Unobservable inputs that reflect the entity’s own assumptions about the exit price of the asset or liability. Unobservable inputs may be used if there is little or no market data for the asset or liability at the measurement date.

Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company’s assets and liabilities measured or disclosed at fair value as of December 31, 2008, are shown below (in millions):

	2008
		Asset	Valuation
	Frequency	(Liability)	Technique	Level 1	Level 2	Level 3

Derivative instruments	Recurring	$(94.6)	Market/Income	$—	$7.1	$(101.7)
Equity method investment	Non-recurring	16.6	Income	—	—	16.6
Goodwill	Non-recurring	232.3	Income	—	—	232.3

See Note 2, “Summary of Significant Accounting Policies,” and Note 7, “Investments in Affiliates and Other Related Party Transactions,” for further information on the fair value measurements of goodwill and one of the Company’s equity method investments.

A reconciliation of changes in assets and liabilities related to derivative instruments measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2008, is shown below (in millions):

Balance as of January 1, 2008	$—
Transfers into Level 3	(101.7)

Balance as of December 31, 2008	$(101.7)

(16)	Quarterly Financial Data (unaudited)

	Thirteen Weeks Ended
	March 29,	June 28,	September 27,	December 31,
	2008	2008	2008	2008
	(In millions, except per share data)

Net sales	$3,857.6	$3,979.0	$3,133.5	$2,600.4
Gross profit	296.1	261.1	128.7	58.1
Goodwill impairment charges	—	—	—	530.0
Net income (loss)	78.2	18.3	(98.2)	(688.2)
Basic net income (loss) per share	1.01	0.24	(1.27)	(8.91)
Diluted net income (loss) per share	1.00	0.23	(1.27)	(8.91)

	Thirteen Weeks Ended
	March 31,	June 30,	September 29,	December 31,
	2007	2007	2007	2007
	(In millions, except per share data)

Net sales	$4,406.1	$4,155.3	$3,574.6	$3,859.0
Gross profit	310.9	337.6	267.3	232.7
Divestiture of Interior business	25.6	(0.7)	(17.1)	2.9
Net income	49.9	123.6	41.0	27.0
Basic net income per share	0.65	1.61	0.53	0.35
Diluted net income per share	0.64	1.58	0.52	0.34

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(17)	Accounting Pronouncements

Fair Value Measurements — The FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.” This statement provides entities with the option to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The provisions of this statement are effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company did not apply the provisions of SFAS No. 159 to any of its existing financial assets or liabilities.

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

The FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests in subsidiaries. This statement requires the reporting of all noncontrolling interests as a separate component of stockholders’ equity, the reporting of consolidated net income as the amount attributable to both the parent and the noncontrolling interests and the separate disclosure of net income attributable to the parent and net income attributable to noncontrolling interests. In addition, this statement provides accounting and reporting guidance related to changes in noncontrolling ownership interests. With the exception of the reporting requirements described above which require retrospective application, the provisions of SFAS No. 160 are to be applied prospectively in the first annual reporting period beginning on or after December 15, 2008. As of December 31, 2008 and 2007, noncontrolling interests of $48.9 million and $26.8 million, respectively, were recorded in other long-term liabilities in the accompanying consolidated balance sheets. The Company’s consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006, reflect expense of $25.5 million, $25.6 million and $18.3 million, respectively, related to net income attributable to noncontrolling interests.

Derivative Instruments and Hedging Activities — The FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures regarding (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, performance and cash flows. The provisions of this statement are effective for the fiscal year and interim periods beginning after November 15, 2008. The Company is currently evaluating the provisions of this statement.

Hierarchy of Generally Accepted Accounting Principles — The FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the accounting principles to be used in the preparation of financial statements presented in conformity with generally accepted accounting principles in the United States. This statement was effective sixty days after approval by the Securities and Exchange Commission in September 2008. The effects of adoption were not significant.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(18)	Supplemental Guarantor Condensed Consolidating Financial Statements

	December 31, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,310.6	$3.9	$277.6	$—	$1,592.1
Accounts receivable	0.9	155.4	1,054.4	—	1,210.7
Inventories	5.6	111.5	415.1	—	532.2
Other	30.3	23.3	285.6	—	339.2

Total current assets	1,347.4	294.1	2,032.7	—	3,674.2

LONG-TERM ASSETS:
Property, plant and equipment, net	131.3	165.3	916.9	—	1,213.5
Goodwill, net	454.5	290.1	736.0	—	1,480.6
Investments in subsidiaries	3,607.6	3,940.6	—	(7,548.2)	—
Other	218.8	23.1	262.7	—	504.6

Total long-term assets	4,412.2	4,419.1	1,915.6	(7,548.2)	3,198.7

	$5,759.6	$4,713.2	$3,948.3	$(7,548.2)	$6,872.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$—	$2.1	$40.4	$—	$42.5
Primary credit facility	2,177.0	—	—	—	2,177.0
Accounts payable and drafts	68.7	163.9	1,221.3	—	1,453.9
Accrued liabilities	129.7	188.7	613.7	—	932.1
Current portion of long-term debt	—	—	4.3	—	4.3

Total current liabilities	2,375.4	354.7	1,879.7	—	4,609.8

LONG-TERM LIABILITIES:
Long-term debt	1,291.8	—	11.2	—	1,303.0
Intercompany accounts, net	1,728.5	933.1	(2,661.6)	—	—
Other	165.0	155.7	440.5	—	761.2

Total long-term liabilities	3,185.3	1,088.8	(2,209.9)	—	2,064.2

STOCKHOLDERS’ EQUITY	198.9	3,269.7	4,278.5	(7,548.2)	198.9

	$5,759.6	$4,713.2	$3,948.3	$(7,548.2)	$6,872.9

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	December 31, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$189.9	$6.1	$405.3	$—	$601.3
Accounts receivable	10.0	229.8	1,907.8	—	2,147.6
Inventories	11.7	104.8	489.0	—	605.5
Other	67.4	36.3	259.9	—	363.6

Total current assets	279.0	377.0	3,062.0	—	3,718.0

LONG-TERM ASSETS:
Property, plant and equipment, net	170.5	220.5	1,001.7	—	1,392.7
Goodwill, net	454.5	551.2	1,048.3	—	2,054.0
Investments in subsidiaries	4,558.7	3,703.2	—	(8,261.9)	—
Other	240.1	17.3	378.3	—	635.7

Total long-term assets	5,423.8	4,492.2	2,428.3	(8,261.9)	4,082.4

	$5,702.8	$4,869.2	$5,490.3	$(8,261.9)	$7,800.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$—	$2.1	$11.8	$—	$13.9
Accounts payable and drafts	117.3	291.7	1,854.8	—	2,263.8
Accrued liabilities	202.3	219.1	808.7	—	1,230.1
Current portion of long-term debt	87.0	—	9.1	—	96.1

Total current liabilities	406.6	512.9	2,684.4	—	3,603.9

LONG-TERM LIABILITIES:
Long-term debt	2,331.0	—	13.6	—	2,344.6
Intercompany accounts, net	1,751.8	(7.1)	(1,744.7)	—	—
Other	122.7	124.7	513.8	—	761.2

Total long-term liabilities	4,205.5	117.6	(1,217.3)	—	3,105.8

STOCKHOLDERS’ EQUITY	1,090.7	4,238.7	4,023.2	(8,261.9)	1,090.7

	$5,702.8	$4,869.2	$5,490.3	$(8,261.9)	$7,800.4

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	For the Year Ended December 31, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)

Net sales	$479.7	$3,392.1	$13,317.3	$(3,618.6)	$13,570.5
Cost of sales	565.1	3,331.9	12,548.1	(3,618.6)	12,826.5
Selling, general and administrative expenses	153.3	22.5	337.4	—	513.2
Goodwill impairment charges	—	261.0	269.0	—	530.0
Interest (income) expense	157.7	69.3	(36.7)	—	190.3
Intercompany (income) expense, net	(193.7)	16.6	177.1	—	—
Other (income) expense, net	(5.4)	6.7	50.6	—	51.9

Loss before provision for income taxes, minority interests in consolidated subsidiaries and equity in net (income) loss of affiliates and subsidiaries	(197.3)	(315.9)	(28.2)	—	(541.4)
Provision for income taxes	11.5	11.0	63.3	—	85.8
Minority interests in consolidated subsidiaries	—	—	25.5	—	25.5
Equity in net (income) loss of affiliates	4.4	(4.1)	36.9	—	37.2
Equity in net (income) loss of subsidiaries	476.7	(76.7)	—	(400.0)	—

Net loss	$(689.9)	$(246.1)	$(153.9)	$400.0	$(689.9)

	For the Year Ended December 31, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)

Net sales	$963.2	$5,004.7	$14,150.3	$(4,123.2)	$15,995.0
Cost of sales	970.1	4,819.3	13,180.3	(4,123.2)	14,846.5
Selling, general and administrative expenses	195.4	29.7	349.6	—	574.7
Divestiture of Interior business	(31.8)	28.1	14.4	—	10.7
Interest (income) expense	99.1	112.3	(12.2)	—	199.2
Intercompany (income) expense, net	(160.8)	30.0	130.8	—	—
Other (income) expense, net	10.0	39.3	(8.6)	—	40.7

Income (loss) before provision for income taxes, minority interests in consolidated subsidiaries and equity in net income of affiliates and subsidiaries	(118.8)	(54.0)	496.0	—	323.2
Provision for income taxes	20.7	1.5	67.7	—	89.9
Minority interests in consolidated subsidiaries	—	0.8	24.8	—	25.6
Equity in net income of affiliates	(7.2)	(1.5)	(25.1)	—	(33.8)
Equity in net income of subsidiaries	(373.8)	(176.4)	—	550.2	—

Net income	$241.5	$121.6	$428.6	$(550.2)	$241.5

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	For the Year Ended December 31, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)

Net sales	$1,580.3	$6,889.8	$12,729.4	$(3,360.6)	$17,838.9
Cost of sales	1,691.5	6,755.6	11,824.7	(3,360.6)	16,911.2
Selling, general and administrative expenses	240.5	75.0	331.2	—	646.7
Goodwill impairment charges	—	2.9	—	—	2.9
Divestiture of Interior business	240.4	259.6	136.0	—	636.0
Interest (income) expense	(114.4)	126.1	198.1	—	209.8
Intercompany (income) expense, net	(281.2)	77.4	203.8	—	—
Other expense, net	27.6	48.8	9.3	—	85.7

Income (loss) before provision (benefit) for income taxes, minority interests in consolidated subsidiaries and equity in net (income) loss of affiliates and subsidiaries	(224.1)	(455.6)	26.3	—	(653.4)
Provision (benefit) for income taxes	5.4	(67.4)	116.9	—	54.9
Minority interests in consolidated subsidiaries	—	—	18.3	—	18.3
Equity in net (income) loss of affiliates	(12.7)	(5.2)	1.7	—	(16.2)
Equity in net (income) loss of subsidiaries	493.6	(21.8)	—	(471.8)	—

Loss before cumulative effect of a change in accounting principle	(710.4)	(361.2)	(110.6)	471.8	(710.4)
Cumulative effect of a change in accounting principle	2.9	—	—	—	2.9

Net loss	$(707.5)	$(361.2)	$(110.6)	$471.8	$(707.5)

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	For the Year Ended December 31, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)

Net Cash Provided by (Used in) Operating Activities	$(182.7)	$(154.6)	$481.5	$—	$144.2

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(5.9)	(12.4)	(149.4)	—	(167.7)
Cost of acquisitions, net of cash acquired	—	(4.8)	(23.1)	—	(27.9)
Net proceeds from disposition of businesses and other assets	3.7	41.3	6.9	—	51.9
Other, net	(10.2)	(14.1)	23.6	—	(0.7)

Net cash provided by (used in) investing activities	(12.4)	10.0	(142.0)	—	(144.4)

Cash Flows from Financing Activities:
Repayment/repurchase of senior notes	(133.5)	—	—	—	(133.5)
Primary credit facility borrowings, net	1,186.0	—	—	—	1,186.0
Other long-term debt repayments, net	(17.8)	—	(5.1)	—	(22.9)
Short-term debt borrowings, net	—	—	12.6	—	12.6
Change in intercompany accounts	313.4	127.4	(440.8)	—	—
Other, net	(32.3)	(1.1)	(2.1)	—	(35.5)

Net cash provided by (used in) financing activities	1,315.8	126.3	(435.4)	—	1,006.7

Effect of foreign currency translation	—	16.1	(31.8)	—	(15.7)

Net Change in Cash and Cash Equivalents	1,120.7	(2.2)	(127.7)	—	990.8
Cash and Cash Equivalents at Beginning of Year	189.9	6.1	405.3	—	601.3

Cash and Cash Equivalents at End of Year	$1,310.6	$3.9	$277.6	$—	$1,592.1

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	For the Year Ended December 31, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)

Net Cash Provided by (Used in) Operating Activities	$(202.0)	$27.3	$641.6	$—	$466.9

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(12.8)	(32.0)	(157.4)	—	(202.2)
Cost of acquisitions, net of cash acquired	—	(9.3)	(24.1)	—	(33.4)
Divestiture of Interior business	(34.4)	(12.9)	(53.6)	—	(100.9)
Net proceeds from disposition of businesses and other assets	2.4	2.0	5.6	—	10.0
Other, net	—	—	(13.5)	—	(13.5)

Net cash used in investing activities	(44.8)	(52.2)	(243.0)	—	(340.0)

Cash Flows from Financing Activities:
Repurchase of senior notes	(2.9)	—	—	—	(2.9)
Primary credit facility repayments, net	(6.0)	—	—	—	(6.0)
Other long-term debt borrowings (repayments), net	1.3	—	(22.8)	—	(21.5)
Short-term debt borrowings (repayments), net	—	2.1	(12.3)	—	(10.2)
Proceeds from the exercise of stock options	7.6	—	—	—	7.6
Change in intercompany accounts	244.0	27.9	(271.9)	—	—
Other, net	(3.1)	(1.6)	(12.1)	—	(16.8)

Net cash provided by (used in) financing activities	240.9	28.4	(319.1)	—	(49.8)

Effect of foreign currency translation	—	(1.4)	22.9	—	21.5

Net Change in Cash and Cash Equivalents	(5.9)	2.1	102.4	—	98.6
Cash and Cash Equivalents at Beginning of Year	195.8	4.0	302.9	—	502.7

Cash and Cash Equivalents at End of Year	$189.9	$6.1	$405.3	$—	$601.3

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	For the Year Ended December 31, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)

Net Cash Provided by (Used in) Operating Activities	$28.9	$(102.0)	$358.4	$—	$285.3

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(47.8)	(94.8)	(205.0)	—	(347.6)
Cost of acquisitions, net of cash acquired	—	(24.9)	(5.6)	—	(30.5)
Divestiture of Interior business	(3.7)	(4.7)	(7.8)	—	(16.2)
Net proceeds from disposition of businesses and other assets	2.3	27.2	52.6	—	82.1

Net cash used in investing activities	(49.2)	(97.2)	(165.8)	—	(312.2)

Cash Flows from Financing Activities:
Issuance of senior notes	900.0	—	—	—	900.0
Repurchase of senior notes	(1,356.9)	—	—	—	(1,356.9)
Primary credit facility borrowings, net	597.0	—	—	—	597.0
Other long-term debt borrowings (repayments), net	(44.8)	(10.5)	18.8	—	(36.5)
Short-term debt repayments, net	—	—	(11.8)	—	(11.8)
Net proceeds from the issuance of common stock	199.2	—	—	—	199.2
Proceeds from the exercise of stock options	0.2	—	—	—	0.2
Change in intercompany accounts	(102.0)	192.6	(90.6)	—	—
Other, net	(15.2)	(2.3)	3.7	—	(13.8)

Net cash provided by (used in) financing activities	177.5	179.8	(79.9)	—	277.4

Effect of foreign currency translation	—	18.6	36.3	—	54.9

Net Change in Cash and Cash Equivalents	157.2	(0.8)	149.0	—	305.4
Cash and Cash Equivalents at Beginning of Year	38.6	4.8	153.9	—	197.3

Cash and Cash Equivalents at End of Year	$195.8	$4.0	$302.9	$—	$502.7

Basis of Presentation — Certain of the Company’s 100% owned subsidiaries (the “Guarantors”) have unconditionally fully guaranteed, on a joint and several basis, the punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all of the Company’s obligations under the primary credit facility and the indentures governing the Company’s senior notes, including the Company’s obligations to pay principal, premium, if any, and interest with respect to the senior notes. The senior notes consist of $298.0 million aggregate principal amount of 8.50% senior notes due 2013, $598.3 million aggregate principal amount of 8.75% senior notes due 2016, $399.5 million aggregate principal amount of 5.75% senior notes due 2014 and $0.8 million aggregate principal amount of zero-coupon convertible senior notes due 2022. The Company repaid its previously outstanding €55.6 million aggregate principal amount of senior notes on April 1, 2008, the maturity date. Additionally, the Company repurchased its previously outstanding $41.4 million aggregate principal amount of 8.11% senior notes due 2009 on August 4, 2008. The Guarantors under the indentures are currently Lear Automotive Dearborn, Inc., Lear Automotive (EEDS) Spain S.L., Lear Corporation EEDS and Interiors, Lear Corporation (Germany) Ltd., Lear

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Corporation Mexico, S. de R.L. de C.V., Lear Operations Corporation and Lear Seating Holdings Corp. #50. In lieu of providing separate financial statements for the Guarantors, the Company has included the supplemental guarantor condensed consolidating financial statements above. These financial statements reflect the guarantors listed above for all periods presented. Management does not believe that separate financial statements of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented.

As of and for the years ended December 31, 2007 and 2006, the supplemental guarantor condensed consolidating financial statements have been restated to reflect certain changes to the equity investments of the guarantor subsidiaries.

Distributions — There are no significant restrictions on the ability of the Guarantors to make distributions to the Company.

Selling, General and Administrative Expenses — During 2008, 2007 and 2006, the Parent allocated $13.1 million, $5.7 million and $50.0 million, respectively, of corporate selling, general and administrative expenses to its operating subsidiaries. The allocations were based on various factors, which estimate usage of particular corporate functions, and in certain instances, other relevant factors, such as the revenues or the number of employees of the Company’s subsidiaries.

Long-Term Debt of the Parent and the Guarantors — A summary of long-term debt of the Parent and the Guarantors on a combined basis is shown below (in millions):

December 31,	2008	2007

Primary credit facility — revolver	$1,192.0	$—
Primary credit facility — term loan	985.0	991.0
Senior notes	1,287.6	1,422.6
Other long-term debt	4.2	4.4

	3,468.8	2,418.0
Less — Current portion	—	(87.0)
Primary credit facility	2,177.0	N/A

	$1,291.8	$2,331.0

As of December 31, 2008, the Parent had $2.2 billion in borrowings outstanding under the primary credit facility, which are classified as current liabilities in the 2008 guarantor condensed consolidating balance sheet. For further information, see Note 9, “Long-Term Debt.”

The aggregate minimum principal payment requirements on long-term debt of the Parent and the Guarantors, including capital lease obligations, in each of the five years subsequent to December 31, 2008, are shown below (in millions):

Year	Maturities

2009	$—
2010	0.3
2011	0.3
2012	0.3
2013	301.4

LEAR CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance				Balance
	as of Beginning			Other	as of End
	of Year	Additions	Retirements	Changes	of Year
	(In millions)

FOR THE YEAR ENDED DECEMBER 31, 2008:
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$16.9	$6.8	$(6.0)	$(1.7)	$16.0
Reserve for unmerchantable inventories	83.4	28.3	(16.6)	(1.4)	93.7
Restructuring reserves	74.6	152.4	(146.4)	—	80.6
Allowance for deferred tax assets	769.4	221.6	(28.7)	(34.0)	928.3

	$944.3	$409.1	$(197.7)	$(37.1)	$1,118.6

FOR THE YEAR ENDED DECEMBER 31, 2007:
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$14.9	$8.7	$(6.1)	$(0.6)	$16.9
Reserve for unmerchantable inventories	87.1	18.9	(27.2)	4.6	83.4
Restructuring reserves	41.9	150.0	(117.3)	—	74.6
Allowance for deferred tax assets	843.9	65.2	(165.3)	25.6	769.4

	$987.8	$242.8	$(315.9)	$29.6	$944.3

FOR THE YEAR ENDED DECEMBER 31, 2006:
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$20.4	$7.7	$(12.2)	$(1.0)	$14.9
Reserve for unmerchantable inventories	85.7	28.4	(23.3)	(3.7)	87.1
Restructuring reserves	25.5	92.3	(75.9)	—	41.9
Allowance for deferred tax assets	478.3	364.6	(28.4)	29.4	843.9

	$609.9	$493.0	$(139.8)	$24.7	$987.8

ITEM 9 —	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A —	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

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

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s Chairman, Chief Executive Officer and President along with the Company’s Senior Vice President and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

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

(d)	Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B —	OTHER INFORMATION

Effective as of the date of filing of this annual report on Form 10-K, the Board of Directors has determined that James M. Brackenbury is no longer an executive officer of the Company, as defined under applicable Securities and Exchange Commission rules. Mr. Brackenbury will remain with the Company as Senior Vice President, Seating - Technology and Operations.

PART III

ITEM 10 —	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 regarding our directors and corporate governance matters is incorporated by reference herein to the Proxy Statement sections entitled “Election of Directors” and “Directors and Beneficial Ownership.” The information required by Item 10 regarding our executive officers appears as a supplementary item following Item 4 under Part I of this Report. The information required by Item 10 regarding compliance with section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the Proxy Statement section entitled “Directors and Beneficial Ownership — Section 16(a) Beneficial Ownership Reporting Compliance.”

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

The information required by Item 11 is incorporated by reference herein to the Proxy Statement sections entitled “Directors and Beneficial Ownership — Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.” Notwithstanding anything indicating the contrary set forth in this Report, the “Compensation Committee Report” section of the Proxy Statement shall be deemed to be “furnished” not “filed” for purposes of the Securities Exchange Act of 1934, as amended.

ITEM 12 —	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth herein, the information required by Item 12 is incorporated by reference herein to the Proxy Statement section entitled “Directors and Beneficial Ownership — Security Ownership of Certain Beneficial Owners and Management.”

Equity Compensation Plan Information

Number of Securities
Available for Future
	Number of Securities to be		Weighted Average		Issuance Under Equity
	Issued Upon Exercise of		Exercise Price of		Compensation Plans
	Outstanding Options,		Outstanding Options,		(Excluding Securities
	warrants and Rights		Warrants and Rights		Reflected in Column (a))
As of December 31, 2008	(a)		(b)		(c)

Equity compensation plans approved by security holders(1)	4,910,361	(2)	$24.30	(3)	2,477,442
Equity compensation plans not approved by security holders	—		—		—

Total	4,910,361		$24.30		2,477,442

(1)	Includes the 1996 Stock Option Plan and the Long-Term Stock Incentive Plan.

(2)	Includes 1,268,180 of outstanding options, 2,432,745 of outstanding stock-settled stock appreciation rights, 1,040,740 of outstanding restricted stock units and 168,696 of outstanding performance shares. Does not include 610,791 of outstanding cash-settled stock appreciation rights.

(3)	Reflects outstanding options at a weighted average exercise price of $39.55, outstanding stock-settled stock appreciation rights at a weighted average exercise price of $24.84, outstanding restricted stock units at a weighted average price of $8.41 and outstanding performance shares at a weighted average price of zero.

ITEM 13 —	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference herein to the Proxy Statement sections entitled “Certain Relationships and Related-Party Transactions” and “Directors and Beneficial Ownership — Independence of Directors.”

ITEM 14 —	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference herein to the Proxy Statement section entitled “Fees of Independent Accountants.”

PART IV

ITEM 15 —	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following documents are filed as part of this Form 10-K.

1. Consolidated Financial Statements:

Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

2. Financial Statement Schedule:

Schedule II — Valuation and Qualifying Accounts

All other financial statement schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned financial statements.

3.	The exhibits listed on the “Index to Exhibits” on pages 127 through 133 are filed with this Form 10-K or incorporated by reference as set forth below.

(b)	The exhibits listed on the “Index to Exhibits” on pages 127 through 133 are filed with this Form 10-K or incorporated by reference as set forth below.

(c) Additional Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 17, 2009.

LEAR CORPORATION

By:	/s/ Robert E. Rossiter
Robert E. Rossiter
Chairman, Chief Executive Officer and President
and a Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Lear Corporation and in the capacities indicated on March 17, 2009.

/s/ Robert E. Rossiter	/s/ Roy E. Parrott

Robert E. Rossiter	Roy E. Parrott
Chairman of the Board of Directors, Chief Executive Officer and President and a Director (Principal Executive Officer)	a Director

/s/ Matthew J. Simoncini	/s/ David P. Spalding

Matthew J. Simoncini	David P. Spalding
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	a Director

/s/ Dr. David E. Fry	/s/ James A. Stern

Dr. David E. Fry a Director	James A. Stern a Director

/s/ Conrad L. Mallett	/s/ Henry D.G. Wallace

Conrad L. Mallett a Director	Henry D.G. Wallace a Director

/s/ Larry W. McCurdy	/s/ Richard F. Wallman

Larry W. McCurdy a Director	Richard F. Wallman a Director

Index to Exhibits

Exhibit
Number	Exhibit

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1996).
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Lear Corporation, dated July 17, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 16, 2007).
3.3	By-laws of Lear Corporation, amended as of February 12, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 12, 2009).
3.4	Certificate of Incorporation of Lear Operations Corporation (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-4 filed on June 22, 1999).
3.5	By-laws of Lear Operations Corporation (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-4 filed on June 22, 1999).
3.6	Certificate of Incorporation of Lear Corporation EEDS and Interiors (incorporated by reference to Exhibit 3.7 to the Company’s Registration Statement on Form S-4/A filed on June 6, 2001).
3.7	By-laws of Lear Corporation EEDS and Interiors (incorporated by reference to Exhibit 3.8 to the Company’s Registration Statement on Form S-4/A filed on June 6, 2001).
3.8	Certificate of Incorporation of Lear Seating Holdings Corp. #50 (incorporated by reference to Exhibit 3.9 to the Company’s Registration Statement on Form S-4/A filed on June 6, 2001).
3.9	By-laws of Lear Seating Holdings Corp. #50 (incorporated by reference to Exhibit 3.10 to the Company’s Registration Statement on Form S-4/A filed on June 6, 2001).
3.10	Certificate of Incorporation of Lear Automotive Dearborn, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2006).
3.11	By-laws of Lear Automotive Dearborn, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2006).
3.12	Certificate of Incorporation of Lear Corporation (Germany) Ltd. (incorporated by reference to Exhibit 3.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
3.13	Certificate of Amendment of Certificate of Incorporation of Lear Corporation (Germany) Ltd. (incorporated by reference to Exhibit 3.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
3.14	Amended and Restated By-laws of Lear Corporation (Germany) Ltd. (incorporated by reference to Exhibit 3.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
3.15	Deed of Transformation of Lear Automotive (EEDS) Spain S.L. (Unofficial English Translation) (incorporated by reference to Exhibit 3.17 to the Company’s Registration Statement on Form S-3 filed on May 8, 2002).
3.16	By-laws of Lear Automotive (EEDS) Spain S.L. (Unofficial English Translation) (incorporated by reference to Exhibit 3.18 to the Company’s Registration Statement on Form S-3 filed on May 8, 2002).
3.17	Articles of Incorporation of Lear Corporation Mexico, S.A. de C.V. (Unofficial English Translation) (incorporated by reference to Exhibit 3.19 to the Company’s Registration Statement on Form S-3 filed on March 28, 2002).
3.18	By-laws of Lear Corporation Mexico, S.A. de C.V. (Unofficial English Translation) (incorporated by reference to Exhibit 3.20 to the Company’s Registration Statement on Form S-3 filed on March 28, 2002).
3.19	By-laws of Lear Corporation Mexico, S. de R.L. de C.V., showing the change of Lear Corporation Mexico, S.A. de C.V. from a corporation to a limited liability, variable capital partnership (Unofficial English Translation) (incorporated by reference to Exhibit 3.18 to the Company’s Registration Statement on Form S-4 filed on December 8, 2006).
3.20	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on December 23, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 23, 2008).

Exhibit
Number	Exhibit

4.1	Indenture dated as of February 20, 2002, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
4.2	Supplemental Indenture No. 1 to Indenture dated as of February 20, 2002, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 26, 2004).
4.3	Supplemental Indenture No. 2 to Indenture dated as of February 20, 2002, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and The Bank of New York Trust Company, N.A. (as successor to The Bank of New York), as Trustee (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 15, 2005).
4.4	Supplemental Indenture No. 3 to Indenture dated as of February 20, 2002, among Lear Corporation, the Guarantors set forth therein and The Bank of New York Trust Company, N.A. (as successor to The Bank of New York), as trustee (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 25, 2006).
4.5	Supplemental Indenture No. 4 to Indenture dated as of February 20, 2002, among Lear Corporation, the Guarantors set forth therein and The Bank of New York Trust Company, N.A. (as successor to The Bank of New York), as trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 14, 2006).
4.6	Indenture dated as of August 3, 2004, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and BNY Midwest Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 3, 2004).
4.7	Supplemental Indenture No. 1 to Indenture dated as of August 3, 2004, by and among Lear Corporation as Issuer, the Guarantors party thereto from time to time and The Bank of New York Trust Company, N.A. (as successor to BNY Midwest Trust Company, N.A.), as Trustee (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 15, 2005).
4.8	Supplemental Indenture No. 2 to Indenture dated as of August 3, 2004, among Lear Corporation, the Guarantors set forth therein and The Bank of New York Trust Company, N.A. (as successor to BNY Midwest Trust Company, N.A.), as Trustee (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated April 25, 2006).
4.9	Indenture dated as of November 24, 2006, by and among Lear Corporation, certain Subsidiary Guarantors (as defined therein) and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 24, 2006).
4.10	Rights Agreement dated as of December 23, 2008, by and between the Company and Mellon Investor Services LLC, which includes as Exhibit A, the Form of Certificate of Designation of Series A Junior Participating Preferred Stock, as Exhibit B, the Form of Rights Certificate, and as Exhibit C, the Summary of Rights to Purchase Shares of Preferred Stock of Lear Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 23, 2008).
10.1	Amended and Restated Credit and Guarantee Agreement, dated as of April 25, 2006, among the Company, Lear Canada, each Foreign Subsidiary Borrower (as defined therein), the Lenders party thereto, Bank of America, N.A., as syndication agent, Citibank, N.A. and Deutsche Bank Securities Inc., as documentation agents, The Bank of Nova Scotia, as documentation agent and Canadian administrative agent, the other Agents named therein and JPMorgan Chase Bank, N.A., as general administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 25, 2006).
10.2	First Amendment, dated as of June 27, 2008, to the Amended and Restated Credit and Guarantee Agreement, dated as of April 25, 2006, among Lear, certain subsidiaries of Lear, the several lenders from time to time parties thereto, the several agents parties thereto and JPMorgan Chase Bank, N.A., as general administrative agent (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008).

Exhibit
Number		Exhibit

**10	.3	Second Amendment and Waiver, dated as of March 17, 2009, to the Amended and Restated Credit and Guarantee Agreement, dated as of April 25, 2006, as amended, among Lear, certain subsidiaries of Lear, the several lenders from time to time parties thereto, the several agents parties thereto and JPMorgan Chase Bank, N.A., as general administrative agent.
10	.4*	Employment Agreement, dated November 15, 2007, between the Company and Robert E. Rossiter (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 14, 2007).
10	.5*	Employment Agreement, dated March 15, 2005, between the Company and James H. Vandenberghe (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 15, 2005).
10	.6*	Consulting Agreement, dated November 15, 2007, between the Company and James H. Vandenberghe (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 14, 2007).
10	.7*	Employment Agreement, dated March 15, 2005, between the Company and Douglas G. DelGrosso (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated March 15, 2005).
10	.8*	Separation Agreement, dated October 3, 2007, between the Company and Douglas G. DelGrosso (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 1, 2007).
10	.9*	Employment Agreement, dated March 15, 2005, between the Company and Daniel A. Ninivaggi (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated March 15, 2005).
10	.10*	Employment Agreement, dated March 15, 2005, between the Company and Raymond E. Scott (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005).
10	.11*	Employment Agreement, dated March 15, 2005, between the Company and James M. Brackenbury (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).
10	.12*	Employment Agreement, dated March 3, 2006, between the Company and Matthew J. Simoncini (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2007).
10	.13*	Employment Agreement, dated March 15, 2005, between the Company and Louis R. Salvatore (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).
10	.14*	Employment Agreement, effective as of January 1, 2008, between the Company and Terrence B. Larkin (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).
10	.15*	Lear Corporation 1996 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 1997).
10	.16*	Form of the Lear Corporation 1996 Stock Option Plan Stock Option Agreement (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).
10	.17*	Lear Corporation Long-Term Stock Incentive Plan, as amended and restated, Conformed Copy through Fourth Amendment (incorporated by reference to Exhibit 4.1 of Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-8 filed on November 3, 2006).
10	.18*	Fifth Amendment to the Lear Corporation Long-Term Stock Incentive Plan, effective November 1, 2006 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).
10	.19*	Form of the Long-Term Stock Incentive Plan 2002 Nontransferable Nonqualified Stock Option Terms and Conditions (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

Exhibit
Number		Exhibit

10	.20*	Form of the Long-Term Stock Incentive Plan 2003 Director Nonqualified, Nontransferable Stock Option Terms and Conditions (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
10	.21*	Form of the Long-Term Stock Incentive Plan 2004 Restricted Stock Unit Terms & Conditions for Management (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 11, 2004).
10	.22*	Form of Performance Share Award Agreement under the Lear Corporation Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 23, 2006).
10	.23*	Form of Performance Share Award Agreement for the three-year period ending December 31, 2009 (incorporated by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).
10	.24*	Form of Cash-Settled Performance Unit Award Agreement under the Lear Corporation Long-Term Stock Incentive Plan for the 2007-2009 Performance Period (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 8, 2007).
10	.25*	Form of Cash-Settled Performance Unit Award Agreement under the Lear Corporation Long-Term Stock Incentive Plan for the 2008-2010 Performance Period (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 14, 2007).
10	.26*	Lear Corporation Executive Supplemental Savings Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 4, 2005).
10	.27*	First Amendment to the Lear Corporation Executive Supplemental Savings Plan, dated as of November 10, 2005 (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
10	.28*	Second Amendment to the Lear Corporation Executive Supplemental Savings Plan, dated as of December 21, 2006 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).
10	.29*	Third Amendment to the Lear Corporation Executive Supplemental Savings Plan, dated as of May 9, 2007 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).
10	.30*	Fourth Amendment to the Lear Corporation Executive Supplemental Savings Plan, effective as of December 18, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 18, 2007).
10	.31*	Fifth Amendment to the Lear Corporation Executive Supplemental Savings Plan, dated as of February 14, 2008 (incorporated by reference to Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).
10	.32*	Sixth Amendment to the Lear Corporation Executive Supplemental Savings Plan, effective as of July 1, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008).
10	.33*	Seventh Amendment to the Lear Corporation Executive Supplemental Savings Plan, dated as of November 5, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 5, 2008).
10	.34*	2006 Management Stock Purchase Plan (U.S.) Terms and Conditions (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
10	.35*	2006 Management Stock Purchase Plan (Non-U.S.) Terms and Conditions (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
10	.36*	2007 Management Stock Purchase Plan (U.S.) Terms and Conditions (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).
10	.37*	2007 Management Stock Purchase Plan (Non-U.S.) Terms and Conditions (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

Exhibit
Number		Exhibit

10	.38*	2008 Management Stock Purchase Plan (U.S.) Terms and Conditions (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).
10	.39*	2008 Management Stock Purchase Plan (Non-U.S.) Terms and Conditions (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).
10	.40*	Supplement to the 2006, 2007 and 2008 Management Stock Purchase Plan Terms and Conditions (incorporated by reference to Exhibit (a)(7) of the Company’s Tender Offer Statement on Schedule TO filed August 14, 2008).
10	.41*	Long-Term Stock Incentive Plan 2005 Restricted Stock Unit Terms and Conditions (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005).
10	.42*	Long-Term Stock Incentive Plan 2006 Restricted Stock Unit Terms and Conditions (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).
10	.43*	Long-Term Stock Incentive Plan 2007 Restricted Stock Unit Terms and Conditions (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).
10	.44*	Long-Term Stock Incentive Plan Restricted Stock Unit Terms and Conditions for James H. Vandenberghe (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).
10	.45*	Long-Term Stock Incentive Plan 2005 Stock Appreciation Rights Terms and Conditions (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005).
10	.46*	Long-Term Stock Incentive Plan 2006 and 2007 Stock Appreciation Rights Terms and Conditions (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).
10	.47*	Long-Term Stock Incentive Plan 2008 Stock-Settled Stock Appreciation Rights Terms and Conditions (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 5, 2008).
10	.48*	Cash-Settled Appreciation Rights Terms and Conditions for James H. Vandenberghe (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 5, 2008).
10	.49*	Lear Corporation Estate Preservation Plan (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
10	.50*	Lear Corporation Pension Equalization Program, as amended through August 15, 2003 (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
10	.51*	First Amendment to the Lear Corporation Pension Equalization Program, dated as of December 21, 2006 (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).
10	.52*	Second Amendment to the Lear Corporation Pension Equalization Program, dated as of May 9, 2007 (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).
10	.53*	Third Amendment to the Lear Corporation Pension Equalization Program, effective as of December 18, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 18, 2007).
10	.54*	Lear Corporation Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 10, 2005).
10.55		Form of Amended and Restated Indemnity Agreement between the Company and each of its directors (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

Exhibit
Number		Exhibit

**10	.56*	Lear Corporation Outside Directors Compensation Plan, amended and restated effective January 1, 2009.
10.57		Stock Purchase Agreement dated as of March 16, 1999, by and between Nevada Bond Investment Corp. II and Lear Corporation (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated March 16, 1999).
10.58		Stock Purchase Agreement dated as of May 7, 1999, between Lear Corporation and Johnson Electric Holdings Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 7, 1999).
10.59		Registration Rights Agreement dated as of November 24, 2006, among Lear Corporation, certain Subsidiary Guarantors (as defined therein) and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 24, 2006).
10.60		Sale and Purchase Agreement dated as of July 20, 2006, by and among the Company, Lear East European Operations S.a.r.l., Lear Holdings (Hungary) Kft, Lear Corporation GmbH, Lear Corporation Sweden AB, Lear Corporation Poland Sp.zo.o., International Automotive Components Group LLC, International Automotive Components Group SARL, International Automotive Components Group Limited, International Automotive Components Group GmbH and International Automotive Components Group AB (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 20, 2006).
10.61		Asset Purchase Agreement dated as of November 30, 2006, by and among Lear Corporation, International Automotive Components Group North America, Inc., WL Ross & Co. LLC, Franklin Mutual Advisers, LLC and International Automotive Components Group North America, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 30, 2006).
10.62		Form of Limited Liability Company Agreement of International Automotive Components Group North America, LLC. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 30, 2006).
10.63		Limited Liability Company Agreement of International Automotive Components Group North America, LLC dated as of March 31, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 31, 2007).
10.64		Amendment No. 1 to the Asset Purchase Agreement dated as of March 31, 2007, by and among Lear Corporation, International Automotive Components Group North America, Inc., WL Ross & Co. LLC, Franklin Mutual Advisers, LLC and International Automotive Components Group North America, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 31, 2007).
10.65		Amended and Restated Limited Liability Company Agreement of International Automotive Components Group North America, LLC dated as of October 11, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 11, 2007).
10.66		Stock Purchase Agreement dated as of October 17, 2006, among the Company, Icahn Partners LP, Icahn Partners Master Fund LP and Koala Holding LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 17, 2006).
10.67		Amendment No. 1, dated July 9, 2007, to the Stock Purchase Agreement, dated October 17, 2006, among Lear Corporation, Icahn Partners LP, Icahn Master Fund LP and Koala Holding LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 9, 2007).
10.68		Registration Rights Agreement, dated as of July 9, 2007, by and among Lear Corporation and AREP Car Holdings Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 9, 2007).
10.69		Master Contract for the Regular Factoring of Claims á forfeit between Lear Corporation GmbH and Dresdner Bank Aktiengesellschaft in Frankfurt am Main, dated June 20, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 26, 2008).

Exhibit
Number		Exhibit

10.70		Master Contract for the Regular Factoring of Claims á forfeit between Lear Corporation Austria GmbH and Dresdner Bank Aktiengesellschaft in Frankfurt am Main, dated June 20, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 26, 2008).
10.71		Master Contract for the Regular Factoring of Claims á forfeit between Lear Automotive Services (Netherlands) B.V. and Dresdner Bank Aktiengesellschaft in Frankfurt am Main, dated June 20, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 26, 2008).
**11	.1	Computation of net income per share.
**12	.1	Computation of ratios of earnings to fixed charges.
**21	.1	List of subsidiaries of the Company.
**23	.1	Consent of Ernst & Young LLP.
**31	.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
**31	.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
**32	.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32	.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*		Compensatory plan or arrangement.
**		Filed herewith.