Form 10-Q
period 2009-04-04
LEAR CORP
filed 2009-05-14
CIK 842162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2009.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number: 001-11311
LEAR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3386776 (I.R.S. Employer Identification No.)

21557 Telegraph Road, Southfield, MI	48033
(Address of principal executive offices)	(Zip code)
(248) 447-1500
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of May 12, 2009, the number of shares outstanding of the registrant’s common stock was 77,521,137 shares.

LEAR CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED APRIL 4, 2009
INDEX

Page No.
Part I — Financial Information
Item 1 — Condensed Consolidated Financial Statements
Introduction to the Condensed Consolidated Financial Statements	3
Condensed Consolidated Balance Sheets — April 4, 2009 (Unaudited) and December 31, 2008	4
Condensed Consolidated Statements of Operations (Unaudited) — Three Months Ended April 4, 2009 and March 29, 2008	5
Condensed Consolidated Statements of Cash Flows (Unaudited) — Three Months Ended April 4, 2009 and March 29, 2008	6
Notes to the Condensed Consolidated Financial Statements	7
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3 — Quantitative and Qualitative Disclosures about Market Risk (included in Item 2)
Item 4 — Controls and Procedures	43
Part II — Other Information
Item 1 — Legal Proceedings	43
Item 1A — Risk Factors	43
Item 6 — Exhibits	45
Signatures	46
EX-10.1
EX-10.2
EX-10.3
EX-31.1
EX-31.2
EX-32.1
EX-32.2

LEAR CORPORATION
PART I — FINANCIAL INFORMATION
ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INTRODUCTION TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
We have prepared the condensed consolidated financial statements of Lear Corporation and subsidiaries, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the year ended December 31, 2008.
The financial information presented reflects all adjustments (consisting of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of operations, cash flows and financial position for the interim periods presented. These results are not necessarily indicative of a full year’s results of operations.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	April 4,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,234.3	$1,592.1
Accounts receivable	1,356.3	1,210.7
Inventories	464.5	532.2
Other	296.5	339.2

Total current assets	3,351.6	3,674.2

LONG-TERM ASSETS:
Property, plant and equipment, net	1,139.9	1,213.5
Goodwill, net	1,464.5	1,480.6
Other	482.9	504.6

Total long-term assets	3,087.3	3,198.7

	$6,438.9	$6,872.9

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Short-term borrowings	$39.8	$42.5
Primary credit facility	2,177.0	2,177.0
Accounts payable and drafts	1,295.6	1,453.9
Accrued liabilities	928.7	932.1
Current portion of long-term debt	3.7	4.3

Total current liabilities	4,444.8	4,609.8

LONG-TERM LIABILITIES:
Long-term debt	1,302.0	1,303.0
Other	733.5	712.4

Total long-term liabilities	2,035.5	2,015.4

EQUITY (DEFICIT):
Common stock, $0.01 par value, 150,000,000 shares authorized; 82,549,501 shares issued as of April 4, 2009 and December 31, 2008	0.8	0.8
Additional paid-in capital	1,368.9	1,371.7
Common stock held in treasury, 5,032,911 shares as of April 4, 2009, and 5,145,642 shares as of December 31, 2008, at cost	(170.4)	(176.1)
Retained deficit	(1,083.0)	(818.2)
Accumulated other comprehensive loss	(205.7)	(179.3)

Lear Corporation stockholders’ equity (deficit)	(89.4)	198.9
Noncontrolling interests	48.0	48.8

Equity (deficit)	(41.4)	247.7

	$6,438.9	$6,872.9

The accompanying notes are an integral part of these condensed consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share data)

	Three Months Ended
	April 4,	March 29,
	2009	2008
Net sales	$2,168.3	$3,857.6

Cost of sales	2,243.9	3,561.5
Selling, general and administrative expenses	112.3	133.2
Interest expense	56.4	47.4
Other expense, net	12.8	2.0

Consolidated income (loss) before provision for income taxes	(257.1)	113.5
Provision for income taxes	5.7	31.3

Consolidated net income (loss)	(262.8)	82.2
Less: Net income attributable to noncontrolling interests	2.0	4.0

Net income (loss) attributable to Lear	$(264.8)	$78.2

Basic net income (loss) per share attributable to Lear	$(3.42)	$1.01

Diluted net income (loss) per share attributable to Lear	$(3.42)	$1.00

The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three Months Ended
	April 4,	March 29,
	2009	2008
Cash Flows from Operating Activities:
Net income (loss) attributable to Lear	$(264.8)	$78.2
Adjustments to reconcile net income (loss) attributable to Lear to net cash provided by (used in) operating activities:
Depreciation and amortization	65.6	74.5
Net change in recoverable customer engineering and tooling	6.3	2.9
Net change in working capital items	(53.6)	(137.2)
Net change in sold accounts receivable	(138.5)	111.7
Other, net	48.2	5.9

Net cash provided by (used in) operating activities	(336.8)	136.0

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(20.7)	(45.5)
Other, net	8.4	13.3

Net cash used in investing activities	(12.3)	(32.2)

Cash Flows from Financing Activities:
Long-term debt repayments, net	(1.3)	(2.4)
Short-term debt repayments, net	(2.8)	(0.8)
Payment of deferred financing fees	(7.8)	—
Repurchase of common stock	—	(1.6)
Dividends paid to noncontrolling interests	(3.2)	(10.2)
Increase (decrease) in drafts	1.5	(1.9)

Net cash used in financing activities	(13.6)	(16.9)

Effect of foreign currency translation	4.9	13.7

Net Change in Cash and Cash Equivalents	(357.8)	100.6
Cash and Cash Equivalents as of Beginning of Period	1,592.1	601.3

Cash and Cash Equivalents as of End of Period	$1,234.3	$701.9

Changes in Working Capital Items:
Accounts receivable	$(22.2)	$(262.1)
Inventories	58.7	(46.8)
Accounts payable	(132.3)	144.2
Accrued liabilities and other	42.2	27.5

Net change in working capital items	$(53.6)	$(137.2)

Supplementary Disclosure:
Cash paid for interest	$32.4	$18.9

Cash paid for income taxes	$24.0	$14.2

The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Lear Corporation (“Lear” or the “Parent”), a Delaware corporation, and the wholly owned and less than wholly owned subsidiaries controlled by Lear (collectively, the “Company”). In addition, Lear consolidates variable interest entities in which it bears a majority of the risk of the entities’ potential losses or stands to gain from a majority of the entities’ expected returns. Investments in affiliates in which Lear does not have control, but does have the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method.
The Company and its affiliates design and manufacture complete automotive seat systems and the components thereof, as well as electrical distribution systems and electronic products. The Company’s main customers are automotive original equipment manufacturers. The Company operates facilities worldwide.
Certain amounts in the prior period’s financial statements have been reclassified to conform to the presentation used in the quarter ended April 4, 2009.
Going Concern
The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note 6, “Long-Term Debt,” as of December 31, 2008, the Company was in default under its primary credit facility. On March 17, 2009, the Company entered into an amendment and waiver with the lenders under its primary credit facility which provided, through May 15, 2009, for: (1) a waiver of the existing defaults under the primary credit facility and (2) an amendment of the financial covenants and certain other provisions contained in the primary credit facility. On May 13, 2009, the Company entered into an amendment and waiver with the lenders under its primary credit facility which, among other things, extends the prior waiver thereunder through the earlier of (i) the date on which the Company makes any payments on its outstanding senior notes and (ii) June 30, 2009. Based upon the foregoing, the Company has classified its obligations outstanding under the primary credit facility as current liabilities in the accompanying condensed consolidated balance sheets as of April 4, 2009 and December 31, 2008. As a result of these factors, as well as adverse industry conditions, the Company’s independent registered public accounting firm included an explanatory paragraph with respect to the Company’s ability to continue as a going concern in its report on the Company’s consolidated financial statements for the year ended December 31, 2008. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.
The Company is currently reviewing strategic and financing alternatives available to it and has retained legal and financial advisors to assist it in this regard. The Company is engaged in ongoing discussions with the lenders under its primary credit facility and others regarding alternatives to address the Company’s capital structure. Such restructuring alternatives would likely affect the terms of the Company’s primary credit facility, its other debt obligations, including its senior notes, and its common stock and may be effected in one or more transactions through negotiated modifications to the agreements related to its debt obligations or through other forms of restructurings, which the Company may be required to effect under court supervision pursuant to a voluntary bankruptcy filing under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11”). There can be no assurance that an agreement regarding any such restructuring will be obtained on acceptable terms with the necessary parties or at all. If an acceptable agreement is not obtained, the Company will be in default under its primary credit facility as of July 1, 2009, and the lenders would have the right to accelerate the obligations upon the vote of the lenders holding a majority of outstanding commitments and borrowings (the “required lenders”) and exercise all other remedies thereunder. Acceleration of the Company’s obligations under the primary credit facility would constitute a default under its senior notes and would likely result in the acceleration of these obligations. In addition, the Company has regularly scheduled interest payments in an aggregate amount of $38.4 million on its senior notes due 2013 and senior notes due 2016 payable on June 1, 2009. If the Company does not make the interest payment on either series of senior notes by June 30, 2009 (the expiration of the 30-day cure period following the interest payment due date), the holders of at least twenty-five percent (25%) in aggregate principal amount of each of the series of notes would have the right to accelerate their respective obligations thereunder. Furthermore, a default under its primary credit facility could result in a cross-default or the acceleration of the Company’s payment obligations under other financing agreements. In any such event, the Company may be required to seek reorganization under Chapter 11.
For further information, see Note 1, “Basis of Presentation,” and Note 9, “Long-Term Debt,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Subsequent Events
On April 30, 2009, Chrysler and certain of its U.S. subsidiaries filed for bankruptcy protection under Chapter 11. As discussed in Note 16, “Financial Instruments,” the Company elected to participate in the Auto Supplier Support Program for eligible Chrysler receivables. The Company is evaluating the impact of this bankruptcy on its outstanding receivables from Chrysler and believes that there are no material adjustments required to the accompanying condensed consolidated financial statements as of April 4, 2009.
New Accounting Pronouncement
On January 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 requires the reporting of all noncontrolling interests as a separate component of equity (deficit), the reporting of consolidated net income as the amount attributable to both Lear and noncontrolling interests and the separate disclosure of net income attributable to Lear and net income attributable to noncontrolling interests. In addition, this statement provides accounting and reporting guidance related to changes in noncontrolling ownership interests.
The reporting and disclosure requirements discussed above are required to be applied retrospectively. As such, all prior periods presented have been restated to conform to the presentation and reporting requirements of SFAS No. 160. In the accompanying condensed consolidated balance sheet as of December 31, 2008, $48.8 million of noncontrolling interests were reclassified from other long-term liabilities to equity (deficit). In the accompanying condensed consolidated statement of operations for the three months ended March 29, 2008, $4.0 million of net income attributable to noncontrolling interests was reclassified from other expense, net. In the accompanying condensed consolidated statement of cash flows for the three months ended March 29, 2008, $10.2 million of dividends paid to noncontrolling interests were reclassified from cash flows from operating activities to cash flows from financing activities.
(2) Restructuring Activities
In 2005, the Company implemented a comprehensive restructuring strategy intended to (i) better align the Company’s manufacturing capacity with the changing needs of its customers, (ii) eliminate excess capacity and lower the operating costs of the Company and (iii) streamline the Company’s organizational structure and reposition its business for improved long-term profitability. In connection with these restructuring actions, the Company incurred pretax restructuring costs of $350.9 million through 2007. In 2008, the Company continued to restructure its global operations and to aggressively reduce its costs. In connection with its prior restructuring actions and current activities, the Company recorded charges of $177.4 million in 2008. In light of current industry conditions and recent customer announcements, the Company continued restructuring actions in the first quarter of 2009 and expects continued restructuring and related investments for the foreseeable future.
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
In the first quarter of 2009, the Company recorded charges of $110.6 million in connection with its prior restructuring actions and current activities. These charges consist of $104.6 million recorded as cost of sales and $6.0 million recorded as selling, general and administrative expenses. The first quarter 2009 charges consist of employee termination benefits of $43.9 million, asset impairment charges of $2.7 million and contract termination costs of $61.5 million, as well as other related costs of $2.5 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations. Asset impairment charges relate to fixed assets with carrying values of $2.7 million in excess of related estimated fair values. Contract termination costs include pension and other postretirement curtailment and special termination benefit charges of $57.1 million and other various costs of $4.4 million.
A summary of the first quarter 2009 charges related to restructuring actions initiated prior to 2008 is shown below (in millions):

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Accrual as of	2009	Utilization		Accrual as of
	January 1, 2009	Charges	Cash	Non-cash	April 4, 2009
Employee termination benefits	$27.0	$0.2	$(5.6)	$—	$21.6
Contract termination costs	5.9	—	(0.5)	—	5.4

Total	$32.9	$0.2	$(6.1)	$—	$27.0

A summary of the first quarter 2009 charges related to restructuring activities initiated after 2007, excluding pension and other postretirement benefit plan charges of $57.1 million, is shown below (in millions):

	Accrual as of	2009	Utilization		Accrual as of
	January 1, 2009	Charges	Cash	Non-cash	April 4, 2009
Employee termination benefits	$46.1	$43.7	$(46.0)	$—	$43.8
Asset impairments	—	2.7	—	(2.7)	—
Contract termination costs	1.6	4.4	(0.4)	—	5.6
Other related costs	—	2.5	(2.5)	—	—

Total	$47.7	$53.3	$(48.9)	$(2.7)	$49.4

(3) Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. A summary of inventories is shown below (in millions):

	April 4,	December 31,
	2009	2008
Raw materials	$384.7	$417.4
Work-in-process	28.6	29.8
Finished goods	51.2	85.0

Inventories	$464.5	$532.2

(4) Property, Plant and Equipment
Property, plant and equipment is stated at cost. Depreciable property is depreciated over the estimated useful lives of the assets, principally using the straight-line method. A summary of property, plant and equipment is shown below (in millions):

	April 4,	December 31,
	2009	2008
Land	$138.4	$143.0
Buildings and improvements	578.9	594.9
Machinery and equipment	1,938.0	2,002.1
Construction in progress	3.3	5.0

Total property, plant and equipment	2,658.6	2,745.0
Less — accumulated depreciation	(1,518.7)	(1,531.5)

Net property, plant and equipment	$1,139.9	$1,213.5

Depreciation expense was $64.5 million and $73.1 million in the three months ended April 4, 2009 and March 29, 2008, respectively.
Costs associated with the repair and maintenance of the Company’s property, plant and equipment are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency or safety of the Company’s property, plant and equipment are capitalized and depreciated over the remaining life of the related asset.
The Company monitors its long-lived assets for impairment indicators on an ongoing basis in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If impairment indicators exist, the Company performs the

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
required impairment analysis by comparing the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. The Company does not believe that there were any indicators that would have resulted in additional long-lived asset impairment charges as of April 4, 2009. The Company will, however, continue to assess the impact of any significant industry events and long-term automotive production estimates on the realization of its long-lived assets. A prolonged decline in automotive production levels or other significant industry events could result in long-lived asset impairment charges.
(5) Goodwill
A summary of the changes in the carrying amount of goodwill, by reportable operating segment, for the three months ended April 4, 2009, is shown below (in millions):

		Electrical and
	Seating	Electronic	Total
Balance as of January 1, 2009	$1,076.9	$403.7	$1,480.6
Foreign currency translation and other	(11.2)	(4.9)	(16.1)

Balance as of April 4, 2009	$1,065.7	$398.8	$1,464.5

Goodwill is not amortized but is tested for impairment on at least an annual basis. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment is more likely than not to have occurred. In conducting its impairment testing, the Company compares the fair value of each of its reporting units to the related net book value. If the net book value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized. The Company conducts its annual impairment testing as of the first day of the fourth quarter each year.
The Company does not believe that there were any indicators that would have resulted in goodwill impairment charges as of April 4, 2009. The Company will, however, continue to assess the impact of any significant industry events and long-term automotive production estimates on its recorded goodwill. A prolonged decline in automotive production levels or other significant industry events could result in goodwill impairment charges.
(6) Long-Term Debt
A summary of long-term debt and the related weighted average interest rates, including the effect of hedging activities described in Note 16, “Financial Instruments,” is shown below (in millions):

	April 4, 2009		December 31, 2008
		Weighted		Weighted
	Long-Term	Average	Long-Term	Average
	Debt	Interest Rate	Debt	Interest Rate
Primary Credit Facility — Revolver	$1,192.0	2.72%	$1,192.0	4.09%
Primary Credit Facility — Term Loan	985.0	6.00%	985.0	5.46%
8.50% Senior Notes, due 2013	298.0	8.50%	298.0	8.50%
8.75% Senior Notes, due 2016	589.3	8.75%	589.3	8.75%
5.75% Senior Notes, due 2014	399.5	5.635%	399.5	5.635%
Zero-coupon Convertible Senior Notes, due 2022	0.8	4.75%	0.8	4.75%
Other	18.1	4.28%	19.7	4.27%

	3,482.7		3,484.3
Less — Current portion	(3.7)		(4.3)
Primary Credit Facility	(2,177.0)		(2,177.0)

Long-term debt	$1,302.0		$1,303.0

Primary Credit Facility
The Company’s primary credit facility consists of an amended and restated credit and guarantee agreement, as further amended, which provides for maximum revolving borrowing commitments of $1.3 billion and a term loan facility of $1.0 billion. As of April 4, 2009 and December 31, 2008, the Company had $1.2 billion and $985.0 million in borrowings outstanding under the revolving facility and the term loan facility, respectively, with no additional availability.
The Company’s primary credit facility contains certain affirmative and negative covenants, including (i) limitations on fundamental changes involving the Company or its subsidiaries, asset sales and restricted payments, (ii) a limitation on indebtedness with a

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
maturity shorter than the term loan facility, (iii) a limitation on aggregate subsidiary indebtedness to an amount which is no more than 5% of consolidated total assets, (iv) a limitation on aggregate secured indebtedness to an amount which is no more than $100 million and (v) requirements that the Company maintain a leverage ratio of not more than 3.25 to 1 and an interest coverage ratio of not less than 3.00 to 1. The primary credit facility also contains customary events of default, including an event of default triggered by a change of control of the Company.
During the fourth quarter of 2008, the Company elected to borrow $1.2 billion under its primary credit facility to protect against possible disruptions in the capital markets and uncertain industry conditions, as well as to further bolster its liquidity position. The Company elected not to repay the amounts borrowed at year end in light of continued market and industry uncertainty. As a result, as of December 31, 2008, the Company was no longer in compliance with the leverage ratio covenant contained in its primary credit facility. On March 17, 2009, the Company entered into an amendment and waiver with the lenders under its primary credit facility which provided, through May 15, 2009, for: (1) a waiver of the existing defaults under the primary credit facility and (2) an amendment of the financial covenants and certain other provisions contained in the primary credit facility. On May 13, 2009, the Company entered into an amendment and waiver with the lenders under its primary credit facility which, among other things, extends the prior waiver thereunder through the earlier of (i) the date on which the Company makes any payments on its outstanding senior notes and (ii) June 30, 2009. The Company is engaged in ongoing discussions with the lenders under its primary credit facility and others regarding alternatives to address the Company’s capital structure. If an acceptable agreement is not obtained, the Company will be in default under its primary credit facility as of July 1, 2009, and the lenders would have the right to accelerate the obligations upon the vote of the required lenders and exercise all other remedies thereunder. Based upon the foregoing, the Company has classified its obligations outstanding under the primary credit facility as current liabilities in the accompanying condensed consolidated balance sheets as of April 4, 2009 and December 31, 2008. Acceleration of the Company’s obligations under the primary credit facility would constitute a default under its senior notes and would likely result in the acceleration of these obligations. In addition, the Company has regularly scheduled interest payments in an aggregate amount of $38.4 million on its senior notes due 2013 and senior notes due 2016 payable on June 1, 2009. If the Company does not make the interest payment on either series of senior notes by June 30, 2009 (the expiration of the 30-day cure period following the interest payment due date), the holders of at least twenty-five percent (25%) in aggregate principal amount of each of the series of notes would have the right to accelerate their respective obligations thereunder. Furthermore, a default under its primary credit facility could result in a cross-default or the acceleration of the Company’s payment obligations under other financing agreements. See Note 16, “Financial Instruments.” As of April 4, 2009, the Company had approximately $1.2 billion in cash and cash equivalents on hand. For further discussion of the Company’s plans in regard to these matters, see Note 1, “Basis of Presentation.”
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
Senior Notes
The Company’s obligations under the senior notes are guaranteed by the same subsidiaries that guarantee its obligations under the primary credit facility. In the event that any such subsidiary ceases to be a guarantor under the primary credit facility, such subsidiary will be released as a guarantor of the senior notes. The Company’s obligations under the senior notes are not secured by the pledge of the assets or capital stock of any of its subsidiaries.
With the exception of the Company’s zero-coupon convertible senior notes, the Company’s senior notes contain covenants restricting the ability of the Company and its subsidiaries to incur liens and to enter into sale and leaseback transactions. As of April 4, 2009, the Company was in compliance with all covenants and other requirements set forth in its senior notes. For further information regarding the Company’s obligations under the senior notes, see primary credit facility above.
The senior notes due 2013 and 2016 (having an aggregate principal amount outstanding of $887.3 million as of April 4, 2009) provide holders of the notes the right to require the Company to repurchase all or any part of their notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a “change of control” (as defined in the indenture governing the notes). The indentures governing the Company’s other senior notes do not contain a change of control repurchase obligation.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(7) Pension and Other Postretirement Benefit Plans
Net Periodic Benefit Cost
The components of the Company’s net periodic benefit cost are shown below (in millions):

	Pension		Other Postretirement
	Three Months Ended		Three Months Ended
	April 4,	March 29,	April 4,	March 29,
	2009	2008	2009	2008
Service cost	$2.4	$4.4	$0.6	$1.9
Interest cost	11.1	12.2	2.8	3.8
Expected return on plan assets	(9.7)	(13.9)	—	—
Amortization of actuarial loss	1.5	0.1	0.1	0.9
Amortization of transition obligation	—	—	0.1	0.2
Amortization of prior service cost (credit)	1.4	1.7	(1.8)	(0.9)
Curtailment loss	37.3	—	—	—
Settlement loss	0.5	0.6	—	—
Special termination benefits	20.2	0.3	0.1	0.2

Net periodic benefit cost	$64.7	$5.4	$1.9	$6.1

In the first quarter of 2009, the Company recorded pension plan curtailment losses and special termination benefits of $57.1 million resulting from employee terminations associated with the Company’s restructuring activities.
Contributions
Employer contributions to the Company’s domestic and foreign pension plans for the three months ended April 4, 2009, were approximately $4.7 million, in aggregate. The Company expects to contribute an additional $20 million, in aggregate, to its domestic and foreign pension plans in 2009.
In addition, contributions to the Company’s defined contribution retirement program for its salaried employees, determined as a percentage of each covered employee’s eligible compensation, are expected to be approximately $12 million in 2009.
(8) Cost of Sales and Selling, General and Administrative Expenses
Cost of sales includes material, labor and overhead costs associated with the manufacture and distribution of the Company’s products. Distribution costs include inbound freight costs, purchasing and receiving costs, inspection costs, warehousing costs and other costs of the Company’s distribution network. Selling, general and administrative expenses include selling, engineering and development and administrative costs not directly associated with the manufacture and distribution of the Company’s products.
(9) Other Expense, Net
Other expense, net includes non-income related taxes, foreign exchange gains and losses, discounts and expenses associated with the Company’s factoring facilities, gains and losses related to derivative instruments and hedging activities, equity in net income (loss) of affiliates, gains and losses on the sales of assets and other miscellaneous income and expense. A summary of other expense, net is shown below (in millions):

	April 4,	March 29,
	2009	2008
Other expense	$27.2	$11.8
Other income	(14.4)	(9.8)

Other expense, net	$12.8	$2.0

For the three months ended April 4, 2009, other expense includes equity in net loss of affiliates of $19.2 million and losses related to derivative instruments and hedging activities of $3.0 million, while other income includes foreign exchange gains of $11.0 million. For the three months ended March 29, 2008, other income includes equity in net income of affiliates of $3.9 million and gains related to derivative instruments and hedging activities of $3.8 million.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(10) Income Taxes
The provision for income taxes was $5.7 million in the first quarter of 2009, representing an effective tax rate of negative 2.2% on pretax loss of $257.1 million, as compared to $31.3 million in the first quarter of 2008, representing an effective tax rate of 27.6% on pretax income of $113.5 million.
The provision for income taxes in the first quarter of 2009 primarily relates to profitable foreign operations, as well as withholding taxes on royalties and dividends paid by the Company’s foreign subsidiaries. In addition, the Company incurred losses in several countries that provided no tax benefit due to valuation allowances on its deferred tax assets in those countries. The provision was also impacted by a portion of the Company’s restructuring charges, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Additionally, the provision was impacted by tax benefits of $9.6 million, including interest, related to reductions in recorded tax reserves and tax expense of $5.5 million related to the establishment of valuation allowances in certain foreign subsidiaries. Excluding these items, the effective tax rate in the first quarter of 2009 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, foreign and U.S. valuation allowances, tax credits, income tax incentives and other permanent items.
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
Further, the Company’s current and future provision for income taxes is significantly impacted by the initial recognition of and changes in valuation allowances in certain countries, particularly the United States. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. The Company’s future income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowances are eliminated. Accordingly, income taxes are impacted by the U.S. and foreign valuation allowances and the mix of earnings among jurisdictions.
The Company operates in multiple jurisdictions throughout the world, and its tax returns are periodically audited or subject to review by both domestic and foreign tax authorities. As a result of the conclusion of current examinations and the expiration of the statute of limitations, the Company decreased the amount of its gross unrecognized tax benefits, excluding interest, by $5.5 million, all of which impacted the effective tax rate in the three months ended April 4, 2009. During the next twelve months, it is reasonably possible that, as a result of audit settlements, the conclusion of current examinations and the expiration of the statute of limitations in several jurisdictions, the Company may decrease the amount of its gross unrecognized tax benefits by approximately $14.1 million, of which $9.5 million, if recognized, would impact the effective tax rate. The gross unrecognized tax benefits subject to potential decrease involve issues related to transfer pricing, tax credits and various other tax items in several jurisdictions. However, as a result of ongoing examinations, tax proceedings in certain countries, additions to the gross unrecognized tax benefits for positions taken and interest and penalties, if any, arising in 2009, it is not possible to estimate the potential net increase or decrease to the Company’s gross unrecognized tax benefits during the next twelve months.
(11) Net Income (Loss) Per Share Attributable to Lear
Basic net income (loss) per share attributable to Lear is computed using the weighted average common shares outstanding during the period. Diluted net income (loss) per share attributable to Lear includes the dilutive effect of common stock equivalents using the average share price during the period, as well as the dilutive effect of shares issuable upon conversion of the Company’s outstanding zero-coupon convertible senior notes. A summary of net income (loss) attributable to Lear for diluted net income (loss) per share attributable to Lear (in millions) and shares outstanding is shown below:

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended
	April 4, 2009	March 29, 2008
Net income (loss) attributable to Lear, as reported and for diluted net income (loss) per share attributable to Lear	$(264.8)	$78.2

Weighted average common shares outstanding	77,450,328	77,223,204
Dilutive effect of common stock equivalents	—	1,178,228
Shares issuable upon conversion of convertible debt	—	11,153

Diluted shares outstanding	77,450,328	78,412,585

Diluted net income (loss) per share attributable to Lear	$(3.42)	$1.00
The effect of certain common stock equivalents, including options, restricted stock units, performance units and stock appreciation rights, were excluded from the computation of diluted shares outstanding for the three months ended April 4, 2009 and March 29, 2008, as inclusion would have resulted in antidilution. In addition, shares issuable upon conversion of the Company’s outstanding zero-coupon convertible debt were excluded from the computation of diluted shares outstanding for the three months ended April 4, 2009, as inclusion would have resulted in antidilution. A summary of these options and their exercise prices, as well as these restricted stock units, performance units and stock appreciation rights, is shown below:

	Three Months Ended
	April 4, 2009	March 29, 2008
Options
Antidilutive options	1,071,325	1,770,030
Exercise price	$22.12 - $55.33	$27.25 - $55.33
Restricted stock units	926,243	271,942
Performance units	92,929	104,928
Stock appreciation rights	2,386,515	2,177,818
(12) Comprehensive Income (Loss) and Equity (Deficit)
Comprehensive income (loss) is defined as all changes in the Company’s net assets except changes resulting from transactions with stockholders. It differs from net income (loss) in that certain items currently recorded in equity (deficit) are included in comprehensive income (loss). A summary of comprehensive income (loss) and a reconciliation of equity (deficit), Lear Corporation stockholders’ equity (deficit) and noncontrolling interests for the three months ended April 4, 2009, is shown below (in millions):

		Attributable to
		Lear Corporation	Noncontrolling
	Equity (Deficit)	Stockholders	Interests
Equity balance at January 1, 2009	$247.7	$198.9	$48.8
Stock-based compensation transactions	2.9	2.9	—
Dividends paid to noncontrolling interests	(3.2)	—	(3.2)
Comprehensive income (loss):
Net income (loss)	(262.8)	(264.8)	2.0
Other comprehensive income (loss), net of tax:
Defined benefit plan adjustments	7.4	7.4	—
Derivative instruments and hedging activities	2.2	2.2	—
Foreign currency translation adjustment	(35.6)	(36.0)	0.4

Other comprehensive income (loss)	(26.0)	(26.4)	0.4

Comprehensive income (loss)	(288.8)	(291.2)	2.4

Equity (deficit) balance at April 4, 2009	$(41.4)	$(89.4)	$48.0

(13) Pre-Production Costs Related to Long-Term Supply Agreements
The Company incurs pre-production engineering and development (“E&D”) and tooling costs related to the products produced for its customers under long-term supply agreements. The Company expenses all pre-production E&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, the Company expenses all pre-production tooling costs related to customer-

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
owned tools for which reimbursement is not contractually guaranteed by the customer or for which the customer has not provided a non-cancelable right to use the tooling. During the first quarters of 2009 and 2008, the Company capitalized $34.8 million and $40.7 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. In addition, during the first quarters of 2009 and 2008, the Company capitalized $32.6 million and $34.6 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying condensed consolidated balance sheets. During the first quarters of 2009 and 2008, the Company collected $70.9 million and $71.8 million, respectively, of cash related to E&D and tooling costs.
During the first quarters of 2009 and 2008, the Company did not capitalize any Company-owned tooling. Amounts capitalized as Company-owned tooling are included in property, plant and equipment, net in the accompanying condensed consolidated balance sheets.
The classification of recoverable customer engineering and tooling is shown below (in millions):

	April 4,	December 31,
	2009	2008
Current	$31.5	$51.9
Long-term	77.9	66.8

Recoverable customer engineering and tooling	$109.4	$118.7

Gains and losses related to E&D and tooling projects are reviewed on an aggregated program basis. Net gains on projects are deferred and recognized over the life of the long-term supply agreement. Net losses on projects are recognized as costs are incurred.
(14) Legal and Other Contingencies
As of April 4, 2009 and December 31, 2008, the Company had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $62.3 million and $31.4 million, respectively. Such reserves reflect amounts recognized in accordance with accounting principles generally accepted in the United States and typically exclude the cost of legal representation. Product warranty liabilities are recorded separately from legal liabilities, as described below.
Commercial Disputes
The Company is involved from time to time in legal proceedings and claims, including, without limitation, commercial or contractual disputes with its suppliers, competitors and customers. These disputes vary in nature and are usually resolved by negotiations between the parties.
On January 26, 2004, the Company filed a patent infringement lawsuit against Johnson Controls Inc. and Johnson Controls Interiors LLC (together, “JCI”) in the U.S. District Court for the Eastern District of Michigan alleging that JCI’s garage door opener products infringed certain of the Company’s radio frequency transmitter patents. The Company is seeking a declaration that JCI infringes its patents, to enjoin JCI from further infringing those patents by making, selling or offering to sell its garage door opener products and an award of compensatory damages, attorney fees and costs. JCI counterclaimed seeking a declaratory judgment that the subject patents are invalid and unenforceable and that JCI is not infringing these patents and an award of attorney fees and costs. JCI also has filed motions for summary judgment asserting that its garage door opener products do not infringe the Company’s patents and that one of the Company’s patents is invalid and unenforceable. The Company is pursuing its claims against JCI. On November 2, 2007, the court issued an opinion and order granting, in part, and denying, in part, JCI’s motion for summary judgment on one of the Company’s patents. The court found that JCI’s product does not literally infringe the patent; however, there are issues of fact that precluded a finding as to whether JCI’s product infringes under the doctrine of equivalents. The court also ruled that one of the claims the Company has asserted is invalid. Finally, the court denied JCI’s motion to hold the patent unenforceable. The opinion and order does not address the other two patents involved in the lawsuit. On May 22, 2008, JCI filed a motion seeking reconsideration of the court’s ruling of November 2, 2007. On June 9, 2008, the Company filed its opposition to this motion, and on June 23, 2008, JCI filed its reply brief. The court denied JCI’s motion for reconsideration on March 28, 2009. JCI’s motion for summary judgment on the other two patents has been scheduled for May 28, 2009. A trial date has not yet been scheduled.
On June 13, 2005, The Chamberlain Group (“Chamberlain”) filed a lawsuit against the Company and Ford Motor Company (“Ford”) in the Northern District of Illinois alleging patent infringement. Two counts were asserted against the Company and Ford based upon

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
two Chamberlain rolling-code garage door opener system patents. Two additional counts were asserted against Ford only (not the Company) based upon different Chamberlain patents. The Chamberlain lawsuit was filed in connection with the marketing of the Company’s universal garage door opener system, which competes with a product offered by JCI. JCI obtained technology from Chamberlain to operate its product. In October 2005, Chamberlain filed an amended complaint and joined JCI as a plaintiff. The Company answered and filed a counterclaim seeking a declaration that the patents were not infringed and were invalid, as well as attorney fees and costs. In October 2006, Ford was dismissed from the suit. Chamberlain and JCI seek a declaration that the Company infringes Chamberlain’s patents and an order enjoining the Company from making, selling or attempting to sell products which, they allege, infringe Chamberlain’s patents, as well as compensatory damages and attorney fees and costs. JCI and Chamberlain filed a motion for a preliminary injunction, and on March 30, 2007, the court issued a decision granting plaintiffs’ motion for a preliminary injunction but did not enter an injunction at that time. In response, the Company filed a motion seeking to stay the effectiveness of any injunction that may be entered and General Motors Corporation (“GM”) moved to intervene. On April 25, 2007, the court granted GM’s motion to intervene, entered a preliminary injunction order that exempts the Company’s existing GM programs and denied the Company’s motion to stay the effectiveness of the preliminary injunction order pending appeal. On April 27, 2007, the Company filed its notice of appeal from the granting of the preliminary injunction and the denial of its motion to stay its effectiveness. On May 7, 2007, the Company filed a motion for stay with the Federal Circuit Court of Appeals, which the court denied on June 6, 2007. On February 19, 2008, the Federal Circuit Court of Appeals issued a decision in the Company’s favor that vacated the preliminary injunction and reversed the district court’s interpretation of a key claim term. A petition by JCI for a rehearing on the matter was denied on April 10, 2008. The case is now remanded to the district court. The Company has moved for summary judgment, and limited discovery on the Company’s motion occurred in July and August 2008. On August 18, 2008 and August 15, 2008, respectively, Chamberlain and JCI moved to extend the briefing schedule and to compel additional discovery from the Company. The court extended the briefing schedule. On August 12, 2008, a new patent was issued to Chamberlain relating to the same technology as the patents disputed in this lawsuit. On August 19, 2008, Chamberlain and JCI filed a second amended complaint against the Company alleging patent infringement with respect to the new patent and seeking the same types of relief. The Company has filed an answer and counterclaim seeking a declaration that its products are non-infringing and that the new patent is invalid and unenforceable due to inequitable conduct, as well as attorney fees and costs. On December 8, 2008, the Company filed a motion for summary judgment on the claims and counterclaims relating to the new patent and a motion for a protective order from further discovery. The court granted in part and denied in part the motion for a protective order. The court granted the protective order as to discovery on invalidity and damages but denied the protective order as to discovery on infringement. The court denied the Company’s motion for summary judgment as premature and ordered the Company to produce additional discovery related to infringement. The Company intends to continue to vigorously defend this matter.
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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A summary of the changes in product warranty liabilities for the three months ended April 4, 2009, is shown below (in millions):

Balance as of January 1, 2009	$21.6
Expense, net	3.6
Settlements	(2.0)

Balance as of April 4, 2009	$23.2

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
As of April 4, 2009 and December 31, 2008, the Company had recorded reserves for environmental matters of $2.8 million and $2.9 million, respectively. While the Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse effect on its business, consolidated financial position, results of operations or cash flows, no assurances can be given in this regard.
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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
On September 25, 2008, the parties informed the court that they had reached a settlement in principle. On March 6, 2009, the parties executed a class action settlement agreement. The settlement agreement provides, among other things, for the payment of $5.3 million into a settlement fund in exchange for a release of all defendants from any and all of plaintiffs’ claims, whether known or unknown, based upon investment in the Company’s common stock or the Lear Corporation Stock Fund by or through the plans from October 21, 2004 through March 6, 2009. The court preliminarily certified the class and preliminarily approved the settlement agreement during a hearing on March 23, 2009. The final approval hearing has been scheduled for June 22, 2009.
On March 19, 2009, The Royal Bank of Scotland plc (“RBS”) filed a lawsuit against the Company in the U.S. District Court for the Southern District of New York alleging breach of contract. In the complaint, RBS requests that the court award RBS damages of approximately $35.2 million plus costs, attorneys’ fees and interest. This lawsuit relates to an interest rate “collar” transaction, several copper swap transactions and several foreign exchange transactions between the Company and RBS, which the Company entered into in order to hedge its exposure to market movements in interest rates, commodity prices and currency rates, respectively. In this matter, RBS alleges that the Company’s failure to satisfy the leverage ratio covenant contained in its primary credit facility with respect to the quarter ended December 31, 2008, entitled RBS to terminate all of these transactions. On April 23, 2009, the Company filed its answer to the RBS complaint. In addition to denying many of the allegations made in the RBS complaint, the Company asserts various affirmative defenses and counterclaims against RBS. Among the Company’s defenses are the following: (i) RBS had no right to terminate the transactions; (ii) even if RBS had the right to terminate some or all of the transactions, through various actions, RBS waived or otherwise lost its right to terminate; and (iii) RBS’ demand for payment with respect to the terminated transactions did not meet the requirements of the relevant governing agreements, and therefore, the amounts demanded by RBS are not yet due. The Company intends to vigorously defend this matter. For further information, see Note 16, “Financial Instruments.”
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
(15) Segment Reporting
The Company has two reportable operating segments: seating and electrical and electronic. The seating segment includes seat systems and the components thereof. The electrical and electronic segment includes electrical distribution systems and electronic products, primarily wire harnesses, junction boxes, terminals and connectors, various electronic control modules, as well as audio sound systems and in-vehicle television and video entertainment systems. The Other category includes unallocated costs related to corporate headquarters, geographic headquarters and the elimination of intercompany activities, none of which meets the requirements of being classified as an operating segment.
The Company evaluates the performance of its operating segments based primarily on (i) revenues from external customers, (ii) pretax income (loss) before interest and other expense (“segment earnings”) and (iii) cash flows, being defined as segment earnings less capital expenditures plus depreciation and amortization. A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	Three Months Ended April 4, 2009
		Electrical and
	Seating	Electronic	Other	Consolidated
Revenues from external customers	$1,752.7	$415.6	$—	$2,168.3
Segment earnings	(75.3)	(67.6)	(45.0)	(187.9)
Depreciation and amortization	38.1	24.0	3.5	65.6
Capital expenditures	10.5	10.1	0.1	20.7
Total assets	3,397.9	1,342.4	1,698.6	6,438.9

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended March 29, 2008
		Electrical and
	Seating	Electronic	Other	Consolidated
Revenues from external customers	$3,036.1	$821.5	$—	$3,857.6
Segment earnings	183.3	35.3	(55.7)	162.9
Depreciation and amortization	43.3	27.6	3.6	74.5
Capital expenditures	28.6	16.7	0.2	45.5
Total assets	4,593.9	2,385.5	1,304.2	8,283.6
For the three months ended April 4, 2009, segment earnings include restructuring charges of $94.7 million, $15.1 million and $0.8 million in the seating and electrical and electronic segments and in the other category, respectively. For the three months ended March 29, 2008, segment earnings include restructuring charges of $12.9 million, $6.8 million and $0.5 million in the seating and electrical and electronic segments and in the other category, respectively (Note 2, “Restructuring Activities”).
A reconciliation of consolidated segment earnings to consolidated income (loss) before provision for income taxes is shown below (in millions):

	Three Months Ended
	April 4,	March 29,
	2009	2008
Segment earnings	$(187.9)	$162.9
Interest expense	56.4	47.4
Other expense, net	12.8	2.0

Consolidated income (loss) before provision for income taxes	$(257.1)	$113.5

(16) Financial Instruments
Certain of the Company’s Asian subsidiaries periodically factor their accounts receivable with financial institutions. Such receivables are factored without recourse to the Company and are excluded from accounts receivable in the accompanying condensed consolidated balance sheets. In 2008, certain of the Company’s European subsidiaries entered into extended factoring agreements, which provided for aggregate purchases of specified customer accounts receivable of up to €315 million. In January 2009, Standard and Poor’s Ratings Services downgraded the Company’s corporate credit rating to CCC+ from B-, and as a result, in February 2009, the use of these facilities was suspended. The Company cannot provide any assurances that these or any other factoring facilities will be available or utilized in the future. There were no factored receivables as of April 4, 2009. As of December 31, 2008, the amount of factored receivables was $143.8 million.
In April 2009, the Company elected to participate in the Auto Supplier Support Program established by the U.S. Department of the Treasury (“UST”) for the benefit of eligible General Motors’ and Chrysler’s automotive suppliers. The program was designed to provide eligible suppliers with access to government-backed protection for and/or the accelerated payment of amounts owed to them by General Motors and Chrysler. Under this program, eligible General Motors and Chrysler receivables are purchased from the Company, without recourse and at a discount, by certain special purpose entities affiliated with General Motors and Chrysler, and the payment of such receivables is financed by the U.S. government.
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
Derivative Instruments and Hedging Activities
On January 1, 2009, the Company adopted the provisions of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures regarding (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133,

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
“Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, performance and cash flows. The provisions of this statement were effective for the fiscal year and interim periods beginning after November 15, 2008, and the required disclosures are incorporated herein.
Forward foreign exchange, futures and option contracts — The Company uses forward foreign exchange, futures and option contracts to reduce the effect of fluctuations in foreign exchange rates on known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Mexican peso and various European currencies. Forward foreign exchange, futures and option contracts are accounted for as cash flow hedges when the hedged item is a forecasted transaction or relates to the variability of cash flows to be received or paid. As of April 4, 2009 and December 31, 2008, contracts designated as cash flow hedges with $258.4 million and $483.6 million, respectively, of notional amount were outstanding with maturities of less than nine months. As of April 4, 2009 and December 31, 2008, the fair value of these contracts was approximately negative $26.9 million and negative $53.5 million, respectively. As of April 4, 2009 and December 31, 2008, other foreign currency derivative contracts that did not qualify for hedge accounting with $35.8 million and $49.6 million, respectively, of notional amount were outstanding. These foreign currency derivative contracts consist principally of cash transactions between three and thirty days, hedges of intercompany loans and hedges of certain other balance sheet exposures. As of April 4, 2009 and December 31, 2008, the fair value of these contracts was approximately negative $1.3 million and $0.1 million, respectively. As of April 4, 2009, the contract, or settlement, value of outstanding forward foreign exchange, futures and option contracts is approximately negative $37.0 million.
The fair value of outstanding foreign currency derivative contracts and the related classification in the accompanying condensed consolidated balance sheets are shown below (in millions):

	April 4,	December 31,
	2009	2008
Contracts qualifying for hedge accounting:
Other current assets	$3.3	$4.4
Other current liabilities	(30.2)	(57.9)

	(26.9)	(53.5)

Contracts not qualifying for hedge accounting:
Other current assets	1.6	2.7
Other current liabilities	(2.9)	(2.6)

	(1.3)	0.1

	$(28.2)	$(53.4)

Pretax amounts related to foreign currency derivative contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	April 4,	March 29,
	2009	2008
Contracts qualifying for hedge accounting:
Gains (losses) recognized in accumulated other comprehensive loss	$(14.2)	$5.4
(Gains) losses reclassified from accumulated other comprehensive loss	19.4	(4.1)

Comprehensive income	$5.2	$1.3

Interest rate swap and other derivative contracts — The Company uses interest rate swap and other derivative contracts to manage its exposure to fluctuations in interest rates. Interest rate swap and other derivative contracts which fix the interest payments of certain variable rate debt instruments or fix the market rate component of anticipated fixed rate debt instruments are accounted for as cash flow hedges. Interest rate swap contracts which hedge the change in fair value of certain fixed rate debt instruments are accounted for as fair value hedges. As of April 4, 2009 and December 31, 2008, contracts with $265.0 million and $750.0 million, respectively, of notional amount were outstanding with maturities through September 2011. All of these contracts modify the variable rate characteristics of the Company’s variable rate debt instruments, which are generally set at either one-month or three-month LIBOR rates, such that the interest rates do not exceed a weighted average of 4.64%. As of April 4, 2009 and December 31, 2008, the fair value of these contracts was approximately negative $6.6 million and negative $23.2 million, respectively. The fair value of all

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
outstanding interest rate swap and other derivative contracts is subject to changes in value due to changes in interest rates. As of April 4, 2009, the contract, or settlement, value of outstanding interest rate contracts was approximately negative $13.7 million. In February 2009, the Company elected to settle certain of its outstanding interest rate contracts representing $435.0 million of notional amount with a payment of $20.7 million.
The fair value of outstanding interest rate contracts and the related classification in the accompanying condensed consolidated balance sheets are shown below (in millions):

	April 4,	December 31,
	2009	2008
Contracts qualifying for hedge accounting:
Other current liabilities	$(0.7)	$(11.3)
Other long-term liabilities	(5.9)	(11.9)

	$(6.6)	$(23.2)

Pretax amounts related to interest rate contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	April 4,	March 29,
	2009	2008
Contracts qualifying for hedge accounting:
Losses recognized in accumulated other comprehensive loss	$(8.2)	$(12.6)
Losses reclassified from accumulated other comprehensive loss	6.1	0.5

Comprehensive loss	$(2.1)	$(12.1)

Commodity swap contracts — The Company uses derivative instruments to reduce its exposure to fluctuations in certain commodity prices. These derivative instruments are utilized to hedge forecasted inventory purchases and to the extent that they qualify and meet hedge accounting criteria, they are accounted for as cash flow hedges. Commodity swap contracts that are not designated as cash flow hedges are marked to market with changes in fair value recognized immediately in the condensed consolidated statements of operations (Note 9, “Other Expense, Net”). As of April 4, 2009, there were no commodity swap contracts outstanding. As described below, all outstanding commodity swap contracts were terminated in February 2009. As of December 31, 2008, commodity swap contracts with $40.9 million of notional amount were outstanding with maturities of less than twelve months. As of December 31, 2008, the fair value of these contracts was negative $18.0 million.
Pretax amounts related to commodity swap contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	April 4,	March 29,
	2009	2008
Contracts qualifying for hedge accounting:
Gains recognized in accumulated other comprehensive loss	$1.8	$2.8
Losses reclassified from accumulated other comprehensive loss	1.1	—

Comprehensive income	$2.9	$2.8

As described in Note 6, “Long-Term Debt,” a default under the Company’s primary credit facility could result in a cross-default or the acceleration of the Company’s payment obligations under other financing agreements. In February 2009, RBS terminated certain foreign exchange, interest rate and commodity swap contracts due to the Company’s default under its primary credit facility, and for hedge accounting purposes, the Company de-designated such contracts. The related forecasted transactions remain probable. As such, amounts currently recorded in accumulated other comprehensive loss related to the terminated contracts will be reclassified to earnings as the forecasted transactions occur. See Note 14, “Legal and Other Contingencies,” for further information regarding this matter.
As of April 4, 2009 and December 31, 2008, net losses of approximately $74.7 million and $80.8 million, respectively, related to the Company’s derivative instruments and hedging activities were recorded in accumulated other comprehensive loss. During the three months

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
ended April 4, 2009 and March 29, 2008, net gains (losses) of approximately ($26.6) million and $3.6 million, respectively, related to the Company’s hedging activities were reclassified from accumulated other comprehensive loss into earnings. During the twelve month period ending April 3, 2010, the Company expects to reclassify into earnings net losses of approximately $68.1 million recorded in accumulated other comprehensive loss as of April 4, 2009. Such losses will be reclassified at the time that the underlying hedged transactions are realized. During the three months ended April 4, 2009 and March 29, 2008, amounts recognized in the accompanying condensed consolidated statements of operations related to changes in the fair value of cash flow and fair value hedges excluded from the Company’s effectiveness assessments and the ineffective portion of changes in the fair value of cash flow and fair value hedges were not material.
Non-U.S. dollar financing transactions — The Company designated its Euro-denominated senior notes (Note 6, “Long-Term Debt”) as a net investment hedge of long-term investments in its Euro-functional subsidiaries. As of April 4, 2009, the amount recorded in accumulated other comprehensive loss related to the effective portion of the net investment hedge of foreign operations was approximately negative $160.6 million. Although the Euro-denominated senior notes were repaid on April 1, 2008, this amount will be included in accumulated other comprehensive loss until the Company liquidates its related investment in its designated foreign operations.
Fair Value Measurements
The Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company adopted the provisions of SFAS No. 157 for its financial assets and liabilities and certain of its nonfinancial assets and liabilities that are measured and/or disclosed at fair value on a recurring basis as of January 1, 2008. The Company adopted the provisions of SFAS No. 157 for other nonfinancial assets and liabilities that are measured and/or disclosed at fair value on a nonrecurring basis as of January 1, 2009. The effects of adoption were not significant.
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
Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company’s assets and liabilities that are measured or disclosed at fair value on a recurring basis as of April 4, 2009, are shown below (in millions):

			Valuation
	Frequency	Asset (Liability)	Technique	Level 1	Level 2	Level 3
Derivative instruments	Recurring	$(34.8)	Market/Income	$—	$4.9	$(39.7)
The Company determines the fair value of its derivative contracts using quoted market prices to calculate the forward values and then discounts such forward values to the present value. The discount rates used are based on quoted bank deposit or swap interest rates. If a derivative contract is in a liability position, these discount rates are adjusted by an estimate of the credit spread that would be

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
applied by market participants purchasing these contracts from the Company’s counterparties. To estimate this credit spread, the Company used significant assumptions and factors other than quoted market rates, which resulted in the classification of its derivative liabilities within Level 3 of the fair value hierarchy as of April 4, 2009.
A reconciliation of changes in assets and liabilities related to derivative instruments measured at fair value using significant unobservable inputs (Level 3) for the three months ended April 4, 2009, is shown below (in millions):

Balance as of January 1, 2009	$(101.7)
Total realized and unrealized gains (losses):
Amounts included in earnings	0.4
Amounts included in other comprehensive loss	(19.4)
Settlements	46.2
Transfers out of Level 3	34.8

Balance as of April 4, 2009	$(39.7)

Transfers out of Level 3 relate to certain foreign exchange, interest rate and commodity swap contracts that were terminated by RBS. See discussion above and Note 14, “Legal and Other Contingencies,” for further information regarding this matter.
Net realized gains included in earnings of $0.4 million for the three months ended April 4, 2009, are recorded in other expense, net in the accompanying condensed consolidated statement of operations. Net unrealized gains of $1.3 million for the three months ended April 4, 2009, relate to instruments outstanding as of April 4, 2009.
(17) Accounting Pronouncements
Fair Value Measurements and Financial Instruments
The FASB issued FASB Staff Position (“FSP”) No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP amends SFAS No. 157 to provide additional guidance on disclosure requirements and estimating fair value when the volume and level of activity for the asset or liability have significantly decreased in relation to normal market activity. This FSP requires interim disclosure of the inputs and valuation techniques used to measure fair value. The provisions of this FSP are effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently evaluating the provisions of this FSP.
The FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP extends the disclosure requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to interim reporting periods. The provisions of this FSP are effective for interim and annual reporting periods ending after June 15, 2009. With the exception of additional disclosures, the Company does not expect the effects of adoption to be significant.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(18) Supplemental Guarantor Condensed Consolidating Financial Statements

	April 4, 2009
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$333.1	$3.0	$898.2	$—	$1,234.3
Accounts receivable	0.5	124.9	1,230.9	—	1,356.3
Inventories	7.9	94.8	361.8	—	464.5
Other	18.1	19.7	258.7	—	296.5

Total current assets	359.6	242.4	2,749.6	—	3,351.6

LONG-TERM ASSETS:
Property, plant and equipment, net	123.6	154.2	862.1	—	1,139.9
Goodwill, net	454.5	290.1	719.9	—	1,464.5
Investments in subsidiaries	3,594.6	3,893.2	—	(7,487.8)	—
Other	219.3	16.2	247.4	—	482.9

Total long-term assets	4,392.0	4,353.7	1,829.4	(7,487.8)	3,087.3

	$4,751.6	$4,596.1	$4,579.0	$(7,487.8)	$6,438.9

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Short-term borrowings	$—	$2.1	$37.7	$—	$39.8
Primary credit facility	2,177.0	—	—	—	2,177.0
Accounts payable and drafts	46.0	148.4	1,101.2	—	1,295.6
Accrued liabilities	153.2	183.4	592.1	—	928.7
Current portion of long-term debt	—	—	3.7	—	3.7

Total current liabilities	2,376.2	333.9	1,734.7	—	4,444.8

LONG-TERM LIABILITIES:
Long-term debt	1,291.8	—	10.2	—	1,302.0
Intercompany accounts, net	955.8	1,027.2	(1,983.0)	—	—
Other	217.2	86.4	429.9	—	733.5

Total long-term liabilities	2,464.8	1,113.6	(1,542.9)	—	2,035.5

EQUITY (DEFICIT):
Lear Corporation stockholders’ equity (deficit)	(89.4)	3,148.6	4,339.2	(7,487.8)	(89.4)
Noncontrolling interests	—	—	48.0	—	48.0

Equity (Deficit)	(89.4)	3,148.6	4,387.2	(7,487.8)	(41.4)

	$4,751.6	$4,596.1	$4,579.0	$(7,487.8)	$6,438.9

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(18) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	December 31, 2008
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,310.6	$3.9	$277.6	$—	$1,592.1
Accounts receivable	0.9	155.4	1,054.4	—	1,210.7
Inventories	5.6	111.5	415.1	—	532.2
Other	30.3	23.3	285.6	—	339.2

Total current assets	1,347.4	294.1	2,032.7	—	3,674.2

LONG-TERM ASSETS:
Property, plant and equipment, net	131.3	165.3	916.9	—	1,213.5
Goodwill, net	454.5	290.1	736.0	—	1,480.6
Investments in subsidiaries	3,607.6	3,940.4	—	(7,548.0)	—
Other	218.8	23.1	262.7	—	504.6

Total long-term assets	4,412.2	4,418.9	1,915.6	(7,548.0)	3,198.7

	$5,759.6	$4,713.0	$3,948.3	$(7,548.0)	$6,872.9

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$—	$2.1	$40.4	$—	$42.5
Primary credit facility	2,177.0	—	—	—	2,177.0
Accounts payable and drafts	68.7	163.9	1,221.3	—	1,453.9
Accrued liabilities	129.7	188.7	613.7	—	932.1
Current portion of long-term debt	—	—	4.3	—	4.3

Total current liabilities	2,375.4	354.7	1,879.7	—	4,609.8

LONG-TERM LIABILITIES:
Long-term debt	1,291.8	—	11.2	—	1,303.0
Intercompany accounts, net	1,728.5	933.1	(2,661.6)	—	—
Other	165.0	155.7	391.7	—	712.4

Total long-term liabilities	3,185.3	1,088.8	(2,258.7)	—	2,015.4

EQUITY:
Lear Corporation stockholders’ equity	198.9	3,269.5	4,278.5	(7,548.0)	198.9
Noncontrolling interests	—	—	48.8	—	48.8

Equity	198.9	3,269.5	4,327.3	(7,548.0)	247.7

	$5,759.6	$4,713.0	$3,948.3	$(7,548.0)	$6,872.9

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(18) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	For the Three Months Ended April 4, 2009
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$57.5	$541.8	$2,112.3	$(543.3)	$2,168.3

Cost of sales	62.1	561.5	2,163.6	(543.3)	2,243.9
Selling, general and administrative expenses	39.0	4.8	68.5	—	112.3
Interest expense	38.9	15.0	2.5	—	56.4
Intercompany (income) expense, net	72.8	(0.6)	(72.2)	—	—
Other (income) expense, net	(10.8)	4.3	19.3	—	12.8

Consolidated loss before income taxes and equity in net loss of subsidiaries	(144.5)	(43.2)	(69.4)	—	(257.1)
Provision for income taxes	—	0.8	4.9	—	5.7
Equity in net loss of subsidiaries	120.3	24.2	—	(144.5)	—

Consolidated net loss	(264.8)	(68.2)	(74.3)	144.5	(262.8)
Less: Net income attributable to noncontrolling interests	—	—	2.0	—	2.0

Net loss attributable to Lear	$(264.8)	$(68.2)	$(76.3)	$144.5	$(264.8)

	For the Three Months Ended March 29, 2008
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$150.5	$1,029.8	$3,683.7	$(1,006.4)	$3,857.6

Cost of sales	163.9	978.9	3,425.1	(1,006.4)	3,561.5
Selling, general and administrative expenses	33.7	6.9	92.6	—	133.2
Interest (income) expense	27.8	28.8	(9.2)	—	47.4
Intercompany (income) expense, net	(79.8)	5.4	74.4	—	—
Other (income) expense, net	(0.9)	11.5	(8.6)	—	2.0

Consolidated income (loss) before income taxes and equity in net income of subsidiaries	5.8	(1.7)	109.4	—	113.5
Provision for income taxes	—	0.1	31.2	—	31.3
Equity in net income of subsidiaries	(72.4)	(63.7)	—	136.1	—

Consolidated net income	78.2	61.9	78.2	(136.1)	82.2
Less: Net income attributable to noncontrolling interests	—	—	4.0	—	4.0

Net income attributable to Lear	$78.2	$61.9	$74.2	$(136.1)	$78.2

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(18) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	For the Three Months Ended April 4, 2009
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net cash used in operating activities	$(85.7)	$(59.3)	$(191.8)	$—	$(336.8)
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(0.1)	(2.1)	(18.5)	—	(20.7)
Other, net	2.7	(1.0)	6.7	—	8.4

Net cash provided by (used in) investing activities	2.6	(3.1)	(11.8)	—	(12.3)

Cash Flows from Financing Activities:
Long-term debt repayments, net	—	—	(1.3)	—	(1.3)
Short-term debt repayments, net	—	—	(2.8)	—	(2.8)
Payment of deferred financing fees	(7.8)	—	—	—	(7.8)
Dividends paid to noncontrolling interests	—	—	(3.2)	—	(3.2)
Increase (decrease) in drafts	1.2	(0.4)	0.7	—	1.5
Change in intercompany accounts	(887.8)	63.6	824.2	—	—

Net cash provided by (used in) financing activities	(894.4)	63.2	817.6	—	(13.6)

Effect of foreign currency translation	—	(1.7)	6.6	—	4.9

Net Change in Cash and Cash Equivalents	(977.5)	(0.9)	620.6	—	(357.8)
Cash and Cash Equivalents as of Beginning of Period	1,310.6	3.9	277.6	—	1,592.1

Cash and Cash Equivalents as of End of Period	$333.1	$3.0	$898.2	—	$1,234.3

	For the Three Months Ended March 29, 2008
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net cash provided by operating activities	$17.4	$35.5	$83.1	$—	$136.0
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(1.5)	(5.5)	(38.5)	—	(45.5)
Other, net	—	0.3	13.0	—	13.3

Net cash used in investing activities	(1.5)	(5.2)	(25.5)	—	(32.2)

Cash Flows from Financing Activities:
Long-term debt repayments, net	(0.1)	—	(2.3)	—	(2.4)
Short-term debt repayments, net	—	(0.1)	(0.7)	—	(0.8)
Repurchase of common stock	(1.6)	—	—	—	(1.6)
Dividends paid to noncontrolling interests	—	—	(10.2)	—	(10.2)
Increase (decrease) in drafts	(3.6)	0.5	1.2	—	(1.9)
Change in intercompany accounts	39.8	(28.3)	(11.5)	—	—

Net cash provided by (used in) financing activities	34.5	(27.9)	(23.5)	—	(16.9)

Effect of foreign currency translation	—	(4.1)	17.8	—	13.7

Net Change in Cash and Cash Equivalents	50.4	(1.7)	51.9	—	100.6
Cash and Cash Equivalents as of Beginning of Period	189.9	6.1	405.3	—	601.3

Cash and Cash Equivalents as of End of Period	$240.3	$4.4	$457.2	—	$701.9

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
As of December 31, 2008 and for the three months ended March 29, 2008, the supplemental guarantor condensed consolidating financial statements have been restated to reflect certain changes to the equity investments of the guarantor subsidiaries.
Distributions — There are no significant restrictions on the ability of the Guarantors to make distributions to the Company.
Selling, General and Administrative Expenses — During the three months ended April 4, 2009 and March 29, 2008, the Parent allocated $0.7 million and $7.9 million, respectively, of corporate selling, general and administrative expenses to its operating subsidiaries. The allocations were based on various factors, which estimate usage of particular corporate functions, and in certain instances, other relevant factors, such as the revenues or the number of employees of the Company’s subsidiaries.
Long-Term Debt of the Parent and the Guarantors — A summary of long-term debt of the Parent and the Guarantors on a combined basis is shown below (in millions):

	April 4,	December 31,
	2009	2008
Primary credit facility — revolver	$1,192.0	$1,192.0
Primary credit facility — term loan	985.0	985.0
Senior notes	1,287.6	1,287.6
Other long-term debt	4.2	4.2

	3,468.8	3,468.8
Primary credit facility	(2,177.0)	(2,177.0)

	$1,291.8	$1,291.8

As of April 4, 2009 and December 31, 2008, the Parent had $2.2 billion in borrowings outstanding under the primary credit facility, which are classified as current liabilities in the accompanying guarantor condensed consolidating balance sheets. For further information, see Note 6, “Long-Term Debt.”

LEAR CORPORATION
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
EXECUTIVE OVERVIEW
We were incorporated in Delaware in 1987 and are one of the world’s largest automotive suppliers based on net sales. We supply every major automotive manufacturer in the world.
We supply automotive manufacturers with complete automotive seat systems and the components thereof, as well as electrical distribution systems and electronic products. Our strategy is to continue to strengthen our market position in seating globally, to leverage our competency in electrical distribution systems and electronic components and to achieve increased scale and global capabilities in our core products.
Industry Overview
Demand for our products is directly related to the automotive vehicle production of our major customers. Automotive sales and production can be affected by general economic or industry conditions, labor relations issues, fuel prices, regulatory requirements, trade agreements and other factors. Our operating results are also significantly impacted by the overall commercial success of the vehicle platforms for which we supply particular products, as well as our relative profitability on these platforms. In addition, it is possible that customers could elect to manufacture components internally that are currently produced by external suppliers, such as Lear. A significant loss of business with respect to any vehicle model for which we are a significant supplier, or a decrease in the production levels of any such models, could have a material adverse impact on our future operating results. In this regard, a continuation of the shift in consumer purchasing patterns from certain of our key light truck and SUV platforms toward passenger cars, crossover vehicles or other vehicle platforms where we generally have substantially less content will adversely affect our future operating results. In addition, our two largest customers, General Motors and Ford, accounted for approximately 37% of our net sales in 2008, excluding net sales to Saab and Volvo, which are affiliates of General Motors and Ford. The automotive operations of both General Motors and Ford experienced significant operating losses in 2008, and both automakers are continuing to restructure their North American operations, which could have a material impact on our future operating results. Furthermore, Chrysler filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11”) on April 30, 2009, as part of a U.S. government supported plan of reorganization. General Motors is developing a revised viability plan which must be certified by the U.S. government by June 1, 2009, and bankruptcy remains a possibility. Both General Motors and Chrysler have received billions of dollars in loans from the U.S. government and have sought financial support from governments outside of the United States. North American automotive suppliers, represented by two trade groups, have also requested financial support from the U.S. government. In response to industry conditions, we elected to participate in the Auto Supplier Support Program established by the U.S. Department of the Treasury (“UST”), under which eligible General Motors and Chrysler receivables owed to Lear are purchased, without recourse and at a discount, by certain special purpose entities affiliated with General Motors and Chrysler, and the payment of such receivables is financed by the U.S. government. See “— Liquidity and Capital Resources — Off Balance Sheet Arrangements — Accounts Receivable Factoring,” for further information.
Automotive industry conditions in North America and Europe have been and continue to be extremely challenging. In North America, the industry is characterized by significant overcapacity, fierce competition and rapidly declining sales. In Europe, the market structure is more fragmented with significant overcapacity and rapidly declining sales. We expect these challenging industry conditions to continue in the foreseeable future. Our business has been severely affected by the turmoil in the global credit markets, significant reductions in new housing construction, volatile fuel prices and recessionary trends in the U.S. and global economies. These conditions had a dramatic impact on consumer vehicle demand in 2008, resulting in the lowest per capita sales rates in the United States in half a century and lower global automotive production following six years of steady growth. During the first quarter of 2009, North American production levels declined by approximately 51%, and European production levels declined by approximately 40% from the comparable period in 2008. Furthermore, significant production downtime in North America has been announced by General Motors for the second quarter of 2009 and by Chrysler throughout its bankruptcy process.
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

LEAR CORPORATION
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
Our material cost as a percentage of net sales was 69.7% in the first quarter of 2009, as compared to 69.3% in 2008 and 68.0% in 2007. Raw material, energy and commodity costs have been extremely volatile over the past several years and were significantly higher throughout much of 2008. Unfavorable industry conditions have also resulted in financial distress within our supply base and an increase in commercial disputes and the risk of supply disruption. We have developed and implemented strategies to mitigate or partially offset the impact of higher raw material, energy and commodity costs, which include cost reduction actions, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, due to significantly lower production volumes combined with increased raw material, energy and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. In addition, higher crude oil prices indirectly impact our operating results by adversely affecting demand for certain of our key light truck and large SUV platforms. Although raw material, energy and commodity costs have recently moderated, these costs remain volatile and could have an adverse impact on our operating results in the foreseeable future. See “— Forward-Looking Statements” and Item 1A, “Risk Factors — High raw material costs could continue to have a significant adverse impact on our profitability,” in our Annual Report on Form 10-K for the year ended December 31, 2008, as supplemented below in Part II — Item 1A, “Risk Factors,” in this Report.
Liquidity and Financial Condition
During the fourth quarter of 2008, we elected to borrow $1.2 billion under our primary credit facility to protect against possible disruptions in the capital markets and uncertain industry conditions, as well as to further bolster our liquidity position. We elected not to repay the amounts borrowed at year end in light of continued market and industry uncertainty. As a result, as of December 31, 2008, we were no longer in compliance with the leverage ratio covenant contained in our primary credit facility. On March 17, 2009, we entered into an amendment and waiver with the lenders under our primary credit facility which provided, through May 15, 2009, for: (1) a waiver of the existing defaults under our primary credit facility and (2) an amendment of the financial covenants and certain other provisions contained in our primary credit facility. On May 13, 2009, we entered into an amendment and waiver with the lenders under our primary credit facility which, among other things, extends the prior waiver thereunder through the earlier of (i) the date on which we which make any payments on our outstanding senior notes and (ii) June 30, 2009. As of April 4, 2009, we had approximately $1.2 billion in cash and cash equivalents on hand, as compared to approximately $1.6 billion as of December 31, 2008. The decline primarily reflects net cash used in operating activities, including the termination of our European accounts receivable factoring facility, as well as capital expenditures.
We are currently reviewing strategic and financing alternatives available to us and have retained legal and financial advisors to assist us in this regard. We are engaged in ongoing discussions with the lenders under our primary credit facility and others regarding alternatives to address our capital structure. Such restructuring alternatives would likely affect the terms of our primary credit facility, our other debt obligations, including our senior notes, and our common stock and may be effected in one or more transactions through negotiated modifications to the agreements related to our debt obligations or through other forms of restructurings, which we may be required to effect under court supervision pursuant to a voluntary bankruptcy filing under Chapter 11. There can be no assurance that an agreement regarding any such restructuring will be obtained on acceptable terms with the necessary parties or at all. If an acceptable agreement is not obtained, we will be in default under our primary credit facility as of July 1, 2009, and the lenders would have the right to accelerate the obligations upon the vote of the lenders holding a majority of outstanding commitments and borrowings and exercise all other remedies thereunder. Acceleration of our obligations under the primary credit facility would constitute a default under our senior notes and would likely result in the acceleration of these obligations. In addition, we have regularly scheduled interest payments in an aggregate amount of $38 million on our senior notes due 2013 and senior notes due 2016 payable on June 1, 2009. If we do not make the interest payment on either series of senior notes by June 30, 2009 (the expiration of the 30-day cure period following the interest payment due date), the holders of at least twenty-five percent (25%) in aggregate principal amount of each of the series of notes would have the right to accelerate their respective obligations thereunder. Furthermore, a default under our primary credit facility could result in a cross-default or the acceleration of our payment obligations under other financing agreements. In any such event, we may be required to seek reorganization under Chapter 11. For additional information, see “— Liquidity and Capital Resources — Capitalization — Primary Credit Facility.”

LEAR CORPORATION
Outlook
As discussed herein, recent market events, including an unfavorable global economic environment, extremely challenging automotive industry conditions and the global credit crisis, are adversely impacting global automotive demand and have impacted and will continue to significantly impact our operating results in the foreseeable future. In response, we have continued to restructure our global operations and to aggressively reduce our costs. These actions have been designed to better align our manufacturing capacity, lower our operating costs and streamline our organizational structure. Additionally, as discussed above, the outcome of discussions with respect to the restructuring of our capital structure could negatively impact our financial condition. Our future financial results will also be affected by cash utilized in operations, including restructuring activities, and will be subject to certain factors outside of our control, such as the continued global economic downturn and turmoil in the global credit markets, challenging automotive industry conditions, including reductions in production levels, the financial condition and restructuring actions of our customers and suppliers and other related factors. No assurances can be given regarding the length or severity of the global economic downturn and its ultimate impact on our financial results, our ability to restructure our capital structure or the other factors described in this paragraph. See “— Executive Overview” above, “— Liquidity and Capital Resources” and “— Forward-Looking Statements” below and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2008, as supplemented below in Part II — Item 1A, “Risk Factors,” in this Report, for further discussion of the risks and uncertainties affecting our cash flows from operations, borrowing availability and overall liquidity.
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
We monitor our goodwill and long-lived assets for impairment indicators on an ongoing basis. As of April 4, 2009, we do not believe that there were any indicators that would have resulted in goodwill or additional long-lived asset impairment charges.  We will, however, continue to assess the impact of any significant industry events and long-term automotive production estimates on our recorded goodwill and the realization of our long-lived assets. A prolonged decline in automotive production levels or other significant industry events could result in goodwill and long-lived asset impairment charges.
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
In light of current industry conditions and recent customer announcements, we continued restructuring actions in the first quarter of 2009 and expect continued restructuring and related investments for the foreseeable future. In connection with our prior restructuring actions and current activities, we recorded restructuring charges of approximately $110 million and related manufacturing inefficiency charges of approximately $5 million in the first quarter of 2009.

LEAR CORPORATION
Other Matters
In the first quarter of 2009, we incurred fees and expenses related to our capital restructuring of $6 million. In addition, we recognized tax benefits of $10 million related to reductions in recorded tax reserves, as well as tax expense of $5 million related to the establishment of valuation allowances in certain foreign subsidiaries.
As discussed above, our results for the first quarters of 2009 and 2008 reflect the following items (in millions):

	Three months ended
	April 4,	March 29,
	2009	2008
Costs related to restructuring actions, including manufacturing inefficiencies of $5 million in 2009 and $4 million in 2008	$115	$24
Fees and expenses related to capital restructuring	6	—
Tax benefits, net	5	—
For further information regarding these items, see “— Restructuring” and Note 10, “Income Taxes,” to the condensed consolidated financial statements included in this Report.
This section includes forward-looking statements that are subject to risks and uncertainties. For further information regarding other factors that have had, or may have in the future, a significant impact on our business, financial condition or results of operations, see “— Forward-Looking Statements” and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2008, as supplemented below in Part II — Item 1A, “Risk Factors,” in this Report.
RESULTS OF OPERATIONS
A summary of our operating results as a percentage of net sales is shown below (dollar amounts in millions):

	Three months ended
	April 4, 2009		March 29, 2008
Net sales
Seating	$1,752.7	80.8%	$3,036.1	78.7%
Electrical and electronic	415.6	19.2	821.5	21.3

Net sales	2,168.3	100.0	3,857.6	100.0

Gross profit (loss)	(75.6)	(3.5)	296.1	7.7
Selling, general and administrative expenses	112.3	5.2	133.2	3.5
Interest expense	56.4	2.6	47.4	1.2
Other expense, net	12.8	0.6	2.0	0.1
Provision for income taxes	5.7	0.2	31.3	0.8
Net income attributable to noncontrolling interests	2.0	0.1	4.0	0.1

Net income (loss) attributable to Lear	$(264.8)	(12.2)%	$78.2	2.0%

Three Months Ended April 4, 2009 vs. Three Months Ended March 29, 2008
Net sales in the first quarter of 2009 were $2.2 billion, as compared to $3.9 billion in the first quarter of 2008, a decrease of $1.7 billion or 43.8%. Lower industry production volumes in North America and Europe, as well as the impact of net foreign exchange rate fluctuations, negatively impacted net sales by $1.5 billion and $212 million, respectively.
Gross profit (loss) and gross margin were ($76) million and negative 3.5% in the quarter ended April 4, 2009, as compared to $296 million and 7.7% in the quarter ended March 29, 2008. Lower industry production volumes reduced gross profit by $278 million. Costs related to our restructuring actions and the impact of net selling price reductions were partially offset by the benefit of our restructuring and other productivity actions.
Selling, general and administrative expenses, including engineering and development expenses, were $112 million in the three months ended April 4, 2009, as compared to $133 million in the three months ended March 29, 2008. The decrease in selling, general and administrative expenses was primarily due to favorable cost performance in the first quarter of 2009, including lower compensation-related expenses, as well as reduced engineering and development expenses. These decreases were partially offset by fees and expenses related to our capital restructuring of $6 million. As a percentage of net sales, selling, general and administrative expenses increased to 5.2% in the first quarter of 2009 from 3.5% in the first quarter of 2008, as net sales declined at a more rapid rate than selling, general and administrative expenses.

LEAR CORPORATION
Interest expense was $56 million in the first quarter of 2009, as compared to $47 million in the first quarter of 2008. The increase in interest expense was primarily due to higher borrowing levels and associated costs in the first quarter of 2009.
Other expense, which includes non-income related taxes, foreign exchange gains and losses, discounts and expenses associated with our factoring facilities, gains and losses related to derivative instruments and hedging activities, equity in net income (loss) of affiliates, gains and losses on the sales of assets and other miscellaneous income and expense, was $13 million in the first three months of 2009, as compared to $2 million in the first three months of 2008. The increase in other expense between periods was primarily due to increases in equity in net loss of affiliates and losses related to derivative instruments and hedging activities, partially offset by foreign exchange gains.
The provision for income taxes was $6 million for the first quarter of 2009, representing an effective tax rate of negative 2.2% on pretax loss of $257 million, as compared to $31 million for the first quarter of 2008, representing an effective tax rate of 27.6% on pretax income of $114 million. The provision for income taxes in the first quarter of 2009 primarily relates to profitable foreign operations, as well as withholding taxes on royalties and dividends paid by our foreign subsidiaries. In addition, we incurred losses in several countries that provided no tax benefits due to valuation allowances on our deferred tax assets in those countries. The provision was also impacted by a portion of our restructuring charges, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Additionally, the provision was impacted by tax benefits of $10 million, including interest, related to reductions in recorded tax reserves and tax expense of $5 million related to the establishment of valuation allowances in certain foreign subsidiaries. Excluding these items, the effective tax rate in the first quarter of 2009 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, foreign and U.S. valuation allowances, tax credits, income tax incentives and other permanent items. The provision for income taxes in the first quarter of 2008 was impacted by a portion of our restructuring charges, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Further, our current and future provision for income taxes is significantly impacted by the initial recognition of and changes in valuation allowances in certain countries, particularly the United States. We intend to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Our future provision for income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowances are eliminated. Accordingly, income taxes are impacted by the U.S. and foreign valuation allowances and the mix of earnings among jurisdictions.
Net income (loss) attributable to Lear in the first quarter of 2009 was ($265) million, or ($3.42) per diluted share, as compared to $78 million, or $1.00 per diluted share, in the first quarter of 2008, for the reasons described above.
Reportable Operating Segments
We have two reportable operating segments: seating, which includes seat systems and the components thereof; and electrical and electronic, which includes electrical distribution systems and electronic products, primarily wire harnesses, junction boxes, terminals and connectors and various electronic control modules, as well as audio sound systems and in-vehicle television and video entertainment systems. The financial information presented below is for our two reportable operating segments and our other category for the periods presented. The other category includes unallocated costs related to corporate headquarters, geographic headquarters and the elimination of intercompany activities, none of which meets the requirements of being classified as an operating segment. Corporate and geographic headquarters costs include various support functions, such as information technology, corporate finance, legal, executive administration and human resources. Financial measures regarding each segment’s pretax income (loss) before interest and other expense (“segment earnings”) and segment earnings divided by net sales (“margin”) are not measures of performance under accounting principles generally accepted in the United States (“GAAP”). Segment earnings and the related margin are used by management to evaluate the performance of our reportable operating segments. Segment earnings should not be considered in isolation or as a substitute for net income (loss) attributable to Lear, net cash provided by (used in) operating activities or other statement of operations or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, segment earnings, as we determine it, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated segment earnings to consolidated income (loss) before provision for income taxes, see Note 15, “Segment Reporting,” to the condensed consolidated financial statements included in this Report.
Seating
A summary of financial measures for our seating segment is shown below (dollar amounts in millions):

LEAR CORPORATION

	Three months ended
	April 4,	March 29,
	2009	2008
Net sales	$1,752.7	$3,036.1
Segment earnings (1)	(75.3)	183.3
Margin	(4.3)%	6.0%

(1)	See definition above.
Seating net sales were $1.8 billion in the first quarter of 2009, as compared to $3.0 billion in the first quarter of 2008. Lower industry production volumes in North America and Europe, as well as the impact of net foreign exchange rate fluctuations, negatively impacted net sales by $1.2 billion and $183 million, respectively. Segment earnings, including restructuring costs, and the related margin on net sales were ($75) million and negative 4.3% in the first three months of 2009, as compared to $183 million and 6.0% in the first three months of 2008. The decline in segment earnings was largely due to lower industry production volumes, which negatively impacted segment earnings by $212 million. In addition, in the first quarter of 2009, we incurred costs related to our restructuring actions of $99 million, primarily as a result of costs associated with a facility closure in response to a customer action, as compared to $13 million in 2008. These decreases were partially offset by the benefit of our restructuring and other productivity actions.
Electrical and electronic
A summary of financial measures for our electrical and electronic segment is shown below (dollar amounts in millions):

	Three months ended
	April 4,	March 29,
	2009	2008
Net sales	$415.6	$821.5
Segment earnings (1)	(67.6)	35.3
Margin	(16.3)%	4.3%

(1)	See definition above.
Electrical and electronic net sales were $416 million in the first quarter of 2008, as compared to $822 million in the first quarter of 2008. Lower industry production volumes in North America and Europe negatively impacted net sales by $295 million. Segment earnings, including restructuring costs, and the related margin on net sales were ($68) million and negative 16.3% in the first three months of 2009, as compared to $35 million and 4.3% in the first three months of 2008. The decline in segment earnings was largely due to lower industry production volumes, partially offset by the benefit of our restructuring actions. In addition, in the first quarter of 2009, we incurred costs related to our restructuring actions of $15 million, as compared to $10 million in the first quarter of 2008.
Other
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

	Three months ended
	April 4,	March 29,
	2009	2008
Net sales	$—	$—
Segment earnings(1)	(45.0)	(55.7)
Margin	N/A	N/A

(1)	See definition above.
Our other category includes unallocated corporate and geographic headquarters costs, as well as the elimination of intercompany activity. Corporate and geographic headquarters costs include various support functions, such as information technology, corporate finance, legal, executive administration and human resources. Segment earnings related to our other category were ($45) million in the first three months of 2009, as compared to ($56) million in the first three months of 2008, primarily due to lower compensation-related expenses, partially offset by fees and expenses related to our capital restructuring. We incurred costs related to our restructuring actions of less than $1 million in the first quarters of 2009 and 2008.

LEAR CORPORATION
RESTRUCTURING
In 2005, we implemented a comprehensive restructuring strategy intended to (i) better align our manufacturing capacity with the changing needs of our customers, (ii) eliminate excess capacity and lower our operating costs and (iii) streamline our organizational structure and reposition our business for improved long-term profitability. In connection with these restructuring actions, we incurred pretax restructuring costs of approximately $351 million and related manufacturing inefficiency charges of approximately $35 million through 2007. In 2008, we continued to restructure our global operations and to aggressively reduce our costs. In connection with our prior restructuring actions and current activities, we recorded restructuring charges of approximately $177 million and related manufacturing inefficiency charges of approximately $17 million in 2008. In light of current industry conditions and recent customer announcements, we continued restructuring actions in the first quarter of 2009 and expect continued restructuring and related investments for the foreseeable future.
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
In the first quarter of 2009, we recorded restructuring and related manufacturing inefficiency charges of $115 million in connection with our prior restructuring actions and current activities. These charges consist of $109 million recorded as cost of sales and $6 million recorded as selling, general and administrative expenses. Cash expenditures related to our restructuring actions totaled $60 million in the first quarter of 2009, including $1 million in capital expenditures. The first quarter 2009 charges consist of employee termination benefits of $44 million, asset impairment charges of $3 million and contract termination costs of $61 million, as well as other related costs of $2 million. We also estimate that we incurred approximately $5 million in manufacturing inefficiency costs during this period as a result of the restructuring. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations. Asset impairment charges relate to fixed assets with carrying values of $3 million in excess of related estimated fair values. Contract termination costs include pension and other postretirement benefit curtailment and special termination benefit charges of $57 million and other various costs of $4 million.
LIQUIDITY AND CAPITAL RESOURCES
Our primary liquidity needs are to fund capital expenditures, service indebtedness and support working capital requirements. In addition, approximately 90% of the costs associated with our current restructuring strategy are expected to require cash expenditures. Our principal sources of liquidity are cash flows from operating activities and borrowings under available credit facilities. A substantial portion of our operating income is generated by our subsidiaries. As a result, we are dependent on the earnings and cash flows of and the combination of dividends, royalties and other distributions and advances from our subsidiaries to provide the funds necessary to meet our obligations. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear. For further information regarding potential dividends from our non-U.S. subsidiaries, see Note 10, “Income Taxes,” to the consolidated financial statements included in our Annual Report on From 10-K for the year ended December 31, 2008. As discussed below in “— Capitalization — Adequacy of Liquidity Sources,” as a result of the current challenging economic and industry conditions, we anticipate continued negative net cash provided by operating activities after restructuring and capital expenditures. Additionally, as discussed below in “— Capitalization — Primary Credit Facility,” as of December 31, 2008, we were in default under our primary credit facility.
Cash Flows
Cash used in operating activities was $337 million in the first three months of 2009 as compared to cash provided by operating activities of $136 million in the first three months of 2008. The decline primarily reflects lower earnings and the termination of our European accounts receivable factoring facility. The net change in sold accounts receivable resulted in a decrease in operating cash flow between periods of $250 million. This decrease was partially offset by the net change in working capital, which resulted in an increase in operating cash flow between periods of $84 million. In the first three months of 2009, increases in accounts receivable and decreases in accounts payable used cash of $22 million and $132 million, respectively, reflecting the timing of payments received from our customers and made to our suppliers.
Cash used in investing activities was $12 million in the first three months of 2009 and $32 million in the first three months of 2008. The decrease in investing cash outflow was primarily due to a reduction in capital expenditures of $25 million. In addition, in the first quarter of 2008, we received cash of $9 million as settlement of a purchase price contingency related to our acquisition of GHW Grote and Hartmann GmbH in 2004. Capital expenditures in 2009 are estimated at approximately $140 million.

LEAR CORPORATION
Cash used in financing activities was $14 million in the first three months of 2009 and $17 million in the first three months of 2008. This reduction reflects a decrease in dividend payments to noncontrolling interests and an increase in drafts outstanding, partially offset by the payment of financing fees related to our primary credit facility amendment and waiver in the first quarter of 2009.
Capitalization
In addition to cash provided by operating activities, we utilize a combination of available credit facilities to fund our capital expenditures and working capital requirements. As of April 4, 2009 and March 29, 2008, our outstanding long-term debt balance, including borrowings outstanding under our primary credit facility, was $3.5 billion and $2.4 billion, respectively. For the three months ended April 4, 2009 and March 29, 2008, the weighted average long-term interest rate, including rates under our outstanding and committed credit facility and the effect of hedging activities, was 5.5% and 7.6%, respectively.
We utilize uncommitted lines of credit as needed for our short-term working capital fluctuations. As of April 4, 2009 and March 29, 2008, our outstanding short-term debt balance, excluding borrowings outstanding under our primary credit facility, was $40 million and $14 million, respectively. For the three months ended April 4, 2009 and March 29, 2008, the weighted average short-term interest rate on our unsecured short-term debt balances, excluding rates under our outstanding and committed credit facility, was 9.1% and 5.7%, respectively. The availability of uncommitted lines of credit may be affected by our financial performance, credit ratings and other factors. See “— Off-Balance Sheet Arrangements” and “— Accounts Receivable Factoring.”
Primary Credit Facility
Our primary credit facility consists of an amended and restated credit and guarantee agreement, as further amended, which provides for maximum revolving borrowing commitments of $1.3 billion and a term loan facility of $1.0 billion. As of April 4, 2009 and December 31, 2008, we had $1.2 billion and $985 million in borrowings outstanding under the revolving facility and the term loan facility, respectively, with no additional availability. In addition, we had $76 million committed under outstanding letters of credit as of April 4, 2009.
Our primary credit facility contains certain affirmative and negative covenants, including (i) limitations on fundamental changes involving us or our subsidiaries, asset sales and restricted payments, (ii) a limitation on indebtedness with a maturity shorter than the term loan facility, (iii) a limitation on aggregate subsidiary indebtedness to an amount which is no more than 5% of consolidated total assets, (iv) a limitation on aggregate secured indebtedness to an amount which is no more than $100 million and (v) requirements that we maintain a leverage ratio of not more than 3.25 to 1 and an interest coverage ratio of not less than 3.00 to 1. The primary credit facility also contains customary events of default, including an event of default triggered by a change of control of Lear.
During the fourth quarter of 2008, we elected to borrow $1.2 billion under our primary credit facility to protect against possible disruptions in the capital markets and uncertain industry conditions, as well as to further bolster our liquidity position. We elected not to repay the amounts borrowed at year end in light of continued market and industry uncertainty. As a result, as of December 31, 2008, we were no longer in compliance with the leverage ratio covenant contained in our primary credit facility. On March 17, 2009, we entered into an amendment and waiver with the lenders under our primary credit facility which provided, through May 15, 2009, for: (1) a waiver of the existing defaults under our primary credit facility and (2) an amendment of the financial covenants and certain other provisions contained in our primary credit facility. On May 13, 2009, we entered into an amendment and waiver with the lenders under our primary credit facility which, among other things, extends the prior waiver thereunder through the earlier of (i) the date on which we make any payments on our outstanding senior notes and (ii) June 30, 2009. Based upon the foregoing, we have classified our obligations outstanding under the primary credit facility as current liabilities in the condensed consolidated balance sheets as of April 4, 2009 and December 31, 2008, included in this Report.
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
For further information related to our primary credit facility described above, including the operating and financial covenants to which we are subject, see “Executive Overview — Liquidity and Financial Condition” and Note 9, “Long-Term Debt,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

LEAR CORPORATION
Senior Notes
In addition to borrowings outstanding under our primary credit facility, as of April 4, 2009, we had $1.3 billion of senior notes outstanding, consisting primarily of $298 million aggregate principal amount of senior notes due 2013, $589 million aggregate principal amount of senior notes due 2016, $400 million aggregate principal amount of senior notes due 2014 and $1 million accreted value of zero-coupon convertible senior notes due 2022.
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
With the exception of our zero-coupon convertible senior notes, our senior notes contain covenants restricting our ability to incur liens and to enter into sale and leaseback transactions. As of April 4, 2009, we were in compliance with all covenants and other requirements set forth in our senior notes. For further information regarding our obligations under the senior notes, see “Executive Overview — Liquidity and Financial Condition.”
The senior notes due 2013 and 2016 (having an aggregate principal amount outstanding of $887 million as of April 4, 2009) provide holders of the notes the right to require us to repurchase all or any part of their notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a “change of control” (as defined in the indenture governing the notes). The indentures governing our other senior notes do not contain a change of control repurchase obligation.
Scheduled cash interest payments on our senior notes are approximately $88 million in the last nine months of 2009.
For further information related to our senior notes described above, see Note 9, “Long-Term Debt,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.
Off-Balance Sheet Arrangements
Guarantees and Commitments
We guarantee certain of the debt of some of our unconsolidated affiliates. The percentages of debt guaranteed of these entities are based on our ownership percentages. As of April 4, 2009, the aggregate amount of debt guaranteed was approximately $6 million.
Accounts Receivable Factoring
Certain of our Asian subsidiaries periodically factor their accounts receivable with financial institutions. Such receivables are factored without recourse to us and are excluded from accounts receivable in the condensed consolidated balance sheets included in this Report. In 2008, certain of our European subsidiaries entered into extended factoring agreements, which provided for aggregate purchases of specified customer accounts receivable of up to €315 million. In January 2009, Standard and Poor’s Ratings Services downgraded our corporate credit rating to CCC+ from B-, and as a result, in February 2009, the use of these facilities was suspended. We cannot provide any assurances that these or any other factoring facilities will be available or utilized in the future. There were no factored receivables as of April 4, 2009. As of December 31, 2008, the amount of factored receivables was $144 million.
In April 2009, we elected to participate in the Auto Supplier Support Program established by the UST for the benefit of eligible General Motors’ and Chrysler’s automotive suppliers. The program was designed to provide eligible suppliers with access to government-backed protection for and/or the accelerated payment of amounts owed to them by General Motors and Chrysler. Under this program, eligible General Motors and Chrysler receivables are purchased from Lear, without recourse and at a discount, by certain special purpose entities affiliated with General Motors and Chrysler, and the payment of such receivables is financed by the U.S. government.
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
Common Stock Repurchase Program
In February 2008, our Board of Directors authorized a common stock repurchase program, which modified our previous common stock repurchase program, approved in November 2007, to permit the repurchase of up to 3,000,000 shares of our outstanding common stock through February 14, 2010. As of April 4, 2009, 2,586,542 shares of common stock were available for repurchase under the common stock repurchase program. In light of extremely adverse industry conditions, repurchases of common stock under the program have been suspended indefinitely.
Adequacy of Liquidity Sources
As of April 4, 2009, we had approximately $1.2 billion of cash and cash equivalents on hand, as compared to approximately $1.6 billion as of December 31, 2008. The decline primarily reflects net cash used in operating activities, including the termination of our European accounts receivable factoring facility, as well as capital expenditures. Our ability to continue to meet our liquidity needs is subject to and will be affected by cash utilized in operations, including restructuring activities, the continued global economic downturn and turmoil in the global credit markets, challenging automotive industry conditions, including reductions in production levels, the financial condition and restructuring actions of our customers and suppliers, our ability to restructure our capital structure and other related factors. Furthermore, as result of the current challenging economic and industry conditions, we anticipate continued net cash used in operating activities after restructuring and capital expenditures. Additionally, as discussed in “— Executive Overview” above, a continued economic downturn, reductions in production levels and the outcome of discussions with respect to the restructuring of our capital structure could negatively impact our financial condition. Furthermore, our future financial results will be affected by cash utilized in operations, including restructuring activities, and will also be subject to certain factors outside of our control, including those described above in this paragraph. No assurances can be given regarding the length or severity of the economic downturn and its ultimate impact on our financial results or our ability to restructure our capital structure. See “— Executive Overview” above, including “— Executive Overview — Liquidity and Financial Condition,” “— Forward-Looking Statements” below and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2008, as supplemented below in Part II — Item 1A, “Risk Factors,” in this Report, for further discussion of the risks and uncertainties affecting our cash flows from operations, borrowing availability and overall liquidity.
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
Our most significant foreign currency transactional exposures relate to the Mexican peso and various European currencies. We have performed a quantitative analysis of our overall currency rate exposure as of April 4, 2009. The potential adverse earnings impact related to net transactional exposures from a hypothetical 10% strengthening of the U.S. dollar relative to all other currencies for a twelve-month period is approximately $7 million. The potential adverse earnings impact related to net transactional exposures from a similar strengthening of the Euro relative to all other currencies for a twelve-month period is less than $1 million.
As of April 4, 2009, foreign exchange contracts representing $294 million of notional amount were outstanding with maturities of less than twelve months. As of April 4, 2009, the fair value of these contracts was approximately negative $28 million. As of April 4, 2009, the contract, or settlement, value of outstanding foreign exchange contracts was approximately negative $37 million. A 10%

LEAR CORPORATION
change in the value of the U.S. dollar relative to all other currencies would result in a $22 million change in the aggregate fair value of these contracts. A 10% change in the value of the Euro relative to all other currencies would result in a $13 million change in the aggregate fair value of these contracts.
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
We have performed a quantitative analysis of our overall interest rate exposure as of April 4, 2009. This analysis assumes an instantaneous 100 basis point parallel shift in interest rates at all points of the yield curve. The potential adverse earnings impact from this hypothetical increase for a twelve-month period is approximately $9 million.
As of April 4, 2009, interest rate swap and other derivative contracts representing $265 million of notional amount were outstanding with maturity dates through September 2011. All of these contracts are designated as cash flow hedges and modify the variable rate characteristics of our variable rate debt instruments. The fair value of all outstanding interest rate swap and other derivative contracts is subject to changes in value due to changes in interest rates. As of April 4, 2009, the fair value of these contracts was approximately negative $7 million. As of April 4, 2009, the contract, or settlement, value of outstanding interest rate contracts was approximately negative $14 million. In February 2009, we elected to settle certain of our outstanding interest rate contracts representing $435 million of notional amount with a payment of $21 million. A 100 basis point parallel shift in interest rates would result in an $8 million change in the aggregate fair value of these contracts.
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
We have developed and implemented strategies to mitigate or partially offset the impact of higher raw material, energy and commodity costs, which include cost reduction actions, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, due to significantly lower production volumes combined with increased raw material, energy and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. In addition, higher crude oil prices indirectly impact our operating results by adversely affecting demand for certain of our key light truck and large SUV platforms. Although raw material, energy and commodity costs have recently moderated, these costs remain volatile and could have an adverse impact on our operating results in the foreseeable future. See “— Forward-Looking Statements” below and Item 1A, “Risk Factors — High raw material costs could continue to have a significant adverse impact on our profitability,” in our Annual Report on Form 10-K for the year ended December 31, 2008, as supplemented below in Part II — Item 1A, “Risk Factors,” in this Report.
We use derivative instruments to reduce our exposure to fluctuations in certain commodity prices, including copper and natural gas. Commodity swap contracts are executed with banks that we believe are creditworthy. A portion of our derivative instruments are currently designated as cash flow hedges. As of April 4, 2009, there were no commodity swap contracts outstanding.

LEAR CORPORATION
OTHER MATTERS
Legal and Environmental Matters
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. As of April 4, 2009, we had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $62 million. In addition, as of April 4, 2009, we had recorded reserves for product liability claims and environmental matters of $23 million and $3 million, respectively. Although these reserves were determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. For a description of risks related to various legal proceedings and claims, see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2008. For a more complete description of our outstanding material legal proceedings, see Note 14, “Legal and Other Contingencies,” to the condensed consolidated financial statements included in this Report.
Significant Accounting Policies and Critical Accounting Estimates
Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, they are subject to an inherent degree of uncertainty. As a result, actual results in these areas may differ significantly from our estimates. For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies and Critical Accounting Estimates,” and Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no significant changes in our significant accounting policies or critical accounting estimates during the first three months of 2009.
Goodwill and Long-Lived Assets
We monitor our goodwill and long-lived assets for impairment indicators on an ongoing basis. We perform our annual goodwill impairment analysis, as required by SFAS No. 142, “Goodwill and Other Intangible Assets,” on the first business day of the fourth quarter. As of April 4, 2009, we do not believe that there were any indicators that would have resulted in goodwill or additional long-lived asset impairment charges. We will, however, continue to assess the impact of any significant industry events and long-term automotive production estimates on our recorded goodwill and the realization of our long-lived assets. A prolonged decline in automotive production levels or other significant industry events could result in goodwill and long-lived asset impairment charges.
Recently Issued Accounting Pronouncements
Financial Instruments and Fair Value Measurements
The Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. We adopted the provisions of SFAS No. 157 for our financial assets and liabilities and certain of our nonfinancial assets and liabilities that are measured and/or disclosed at fair value on a recurring basis as of January 1, 2008. We adopted the provisions of SFAS No. 157 for other nonfinancial assets and liabilities that are measured and/or disclosed at fair value on a nonrecurring basis as of January 1, 2009. The effects of adoption were not significant. For further information, see Note 16, “Financial Instruments,” to the condensed consolidated financial statements included in this Report.
The FASB issued FASB Staff Position (“FSP”) No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP amends SFAS No. 157 to provide additional guidance on disclosure requirements and estimating fair value when the volume and level of activity for the asset or liability have significantly decreased in relation to normal market activity. This FSP requires interim disclosure of the inputs and valuation techniques used to measure fair value. The provisions of this FSP are effective for interim and annual reporting periods ending after June 15, 2009. We are currently evaluating the provisions of this FSP.
The FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP extends the disclosure requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to interim reporting periods. The provisions of this FSP are effective for interim and annual reporting periods ending after June 15, 2009. With the exception of additional disclosures, we do not expect the effects of adoption to be significant.

LEAR CORPORATION
Noncontrolling Interests
On January 1, 2009, we adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 requires the reporting of all noncontrolling interests as a separate component of equity (deficit), the reporting of consolidated net income as the amount attributable to both Lear and noncontrolling interests and the separate disclosure of net income attributable to Lear and net income attributable to noncontrolling interests. In addition, this statement provides accounting and reporting guidance related to changes in noncontrolling ownership interests.
The reporting and disclosure requirements discussed above are required to be applied retrospectively. As such, all prior periods have been restated to conform to the presentation and reporting requirements of SFAS No. 160. In the condensed consolidated balance sheet as of December 31, 2008, included in this Report, $49 million of noncontrolling interests were reclassified from other long-term liabilities to equity (deficit). In the condensed consolidated statement of operations for the three months ended March 29, 2008, included in this Report, $4 million of net income attributable to noncontrolling interests was reclassified from other expense, net. In the condensed consolidated statement of cash flows for the three months ended March 29, 2008, included in this Report, $10 million of dividends paid to noncontrolling interests were reclassified from cash flows from operating activities to cash flows from financing activities.
Derivative Instruments and Hedging Activities
On January 1, 2009, we adopted the provisions of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures regarding (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, performance and cash flows. The provisions of this statement were effective for the fiscal year and interim periods beginning after November 15, 2008. With the exception of additional disclosures, the effects of adoption were not significant. For further information, see Note 16, “Financial Instruments,” to the condensed consolidated financial statements included in this Report.

LEAR CORPORATION
Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. The words “will,” “may,” “designed to,” “outlook,” “believes,” “should,” “anticipates,” “plans,” “expects,” “intends,” “estimates” and similar expressions identify these forward-looking statements. All statements contained or incorporated in this Report which address operating performance, events or developments that we expect or anticipate may occur in the future, including statements related to business opportunities, awarded sales contracts, sales backlog and ongoing commercial arrangements, or statements expressing views about future operating results, are forward-looking statements. Important factors, risks and uncertainties that may cause actual results to differ from those expressed in our forward-looking statements include, but are not limited to:
•	general economic conditions in the markets in which we operate, including changes in interest rates or currency exchange rates;

•	the financial condition and restructuring actions of our customers and suppliers;

•	changes in actual industry vehicle production levels from our current estimates;

•	fluctuations in the production of vehicles for which we are a supplier;

•	the loss of business with respect to, or the lack of commercial success of, a vehicle model for which we are a significant supplier, including further declines in sales of full-size pickup trucks and large sport utility vehicles;

•	disruptions in the relationships with our suppliers;

•	labor disputes involving us or our significant customers or suppliers or that otherwise affect us;

•	our ability to achieve cost reductions that offset or exceed customer-mandated selling price reductions;

•	the outcome of customer negotiations;

•	the impact and timing of program launch costs;

•	the costs, timing and success of restructuring actions;

•	increases in our warranty or product liability costs;

•	risks associated with conducting business in foreign countries;

•	competitive conditions impacting our key customers and suppliers;

•	the cost and availability of raw materials and energy;

•	our ability to mitigate increases in raw material, energy and commodity costs;

•	the outcome of legal or regulatory proceedings to which we are or may become a party;

•	unanticipated changes in cash flow, including our ability to align our vendor payment terms with those of our customers;

•	our ability to access capital markets on commercially reasonable terms;

•	further impairment charges initiated by adverse industry or market developments;

•	our ability to restructure our outstanding debt;

•	the possibility that we may be forced to seek protection under the U.S. Bankruptcy Code; and

•	other risks, described in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2008, as supplemented below in Part II — Item 1A, “Risk Factors,” in this Report, and from time to time in our other Securities and Exchange Commission filings.
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

(b)	Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended April 4, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters.  In particular, we are involved in the outstanding material legal proceedings described in Note 14, “Legal and Other Contingencies,” to the condensed consolidated financial statements included in this Report. In addition, see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2008, for a description of risks relating to various legal proceedings and claims.
ITEM 1A — RISK FACTORS
There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, except to update certain of those risk factors as follows:
•	A decline in the production levels of our major customers could reduce our sales and harm our profitability.

Demand for our products is directly related to the automotive vehicle production of our major customers. Automotive sales and production can be affected by general economic or industry conditions, labor relations issues, fuel prices, regulatory requirements, trade agreements and other factors. Automotive industry conditions in North America and Europe have been and continue to be extremely challenging. In North America, the industry is characterized by significant overcapacity, fierce competition and rapidly declining sales. In Europe, the market structure is more fragmented with significant overcapacity and declining sales. Our business in 2008 was severely affected by the turmoil in the global credit markets, significant reductions in new housing construction, volatile fuel prices and recessionary trends in the U.S. and global economies. These conditions had a dramatic impact on consumer vehicle demand in 2008, resulting in the lowest per capita sales rates in the United States in half a century and lower global automotive production following six years of steady growth. During the first quarter of 2009, North American production levels declined by approximately 51%, and European production levels declined by approximately 40% from the comparable period in 2008.

General Motors and Ford, our two largest customers, together accounted for approximately 37% of our net sales in 2008, excluding net sales to Saab and Volvo, which are affiliates of General Motors and Ford. We expect that these customers will continue to account for significant percentages of our net sales in 2009. Automotive production by General Motors and Ford has declined substantially between 2000 and 2009. The automotive operations of General Motors, Ford and Chrysler have

LEAR CORPORATION
experienced significant operating losses, and these automakers are continuing to restructure their North American operations, which could have a material adverse impact on our future operating results. In April 2009, General Motors announced an extended production shutdown during the second quarter in North America. In addition, on April 30, 2009, Chrysler filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11”) and announced that it will temporarily idle most of its plants until the bankruptcy process is complete. These actions by General Motors and Chrysler will significantly reduce production volumes in the second quarter of 2009.

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

The automotive operations of both General Motors and Ford experienced significant operating losses in 2008, and both automakers are continuing to restructure their North American operations, which could have a material impact on our future operating results. Furthermore, General Motors has indicated that there is substantial doubt about its ability to continue as a going concern. It is developing a revised viability plan which must be certified by the U.S. government by June 1, 2009, and bankruptcy remains a possibility. On April 30, 2009, Chrysler filed for bankruptcy protection under Chapter 11, as part of a U.S. government supported plan of reorganization. Both General Motors and Chrysler have received billions of dollars in loans from the U.S. government and have sought financial support from governments outside of the United States. Notwithstanding government financial support provided to the automotive industry, the financial prospects of the major domestic automakers remain highly uncertain.

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

Given industry conditions, the financial prospects of many companies within the supply base remain highly uncertain. North American automotive suppliers, represented by two trade groups, have requested financial support from the U.S. government. In response to industry conditions, we elected to participate in the Auto Supplier Support Program established by the U.S. Department of the Treasury, under which eligible General Motors and Chrysler receivables owed to Lear are purchased, without recourse and at a discount, by certain special purpose entities affiliated with General Motors and Chrysler, and the payment of such receivables is financed by the U.S. government. It is uncertain as to the long-term impact of the Auto Supplier Support Program, whether any additional government support will be made available directly to automotive suppliers and whether any such support will be made available on commercially acceptable terms.

LEAR CORPORATION
ITEM 6 — EXHIBITS
The exhibits listed on the “Index to Exhibits” on page 47 are filed with this Form 10-Q or incorporated by reference as set forth below.

LEAR CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LEAR CORPORATION

Dated: May 14, 2009	By:	/s/ Robert E. Rossiter
Robert E. Rossiter
Chairman, Chief Executive Officer and President

	By:	/s/ Matthew J. Simoncini
Matthew J. Simoncini
Senior Vice President and Chief Financial Officer

LEAR CORPORATION
Index to Exhibits

Exhibit
Number	Exhibit
** 10.1	Second Amendment and Waiver, dated as of March 17, 2009, to the Amended and Restated Credit and Guarantee Agreement, dated as of April 25, 2006, as amended, among Lear, certain subsidiaries of Lear, the several lenders from time to time parties thereto, the several agents parties thereto and JPMorgan Chase Bank, N.A., as general administrative agent.

**10.2	Third Amendment and Waiver, dated as of May 13, 2009, to the Amended and Restated Credit and Guarantee Agreement, dated as of April 25, 2006, as amended, among Lear, certain subsidiaries of Lear, the several lenders from time to time parties thereto, the several agents parties thereto and JPMorgan Chase Bank, N.A., as general administrative agent.

** 10.3*	Lear Corporation Outside Directors Compensation Plan, as amended and restated through First Amendment, dated March 24, 2009.

** 31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

** 31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

** 32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** 32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory plan or arrangement.

**	Filed herewith.