Form 10-Q
period 2009-07-04
LEAR CORP
filed 2009-08-13
CIK 842162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2009.

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 12, 2009, the number of shares outstanding of the registrant’s common stock was 77,521,230 shares.

LEAR CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JULY 4, 2009

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

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	July 4,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,133.5	$1,592.1
Accounts receivable	1,406.9	1,210.7
Inventories	432.4	532.2
Other	328.5	339.2

Total current assets	3,301.3	3,674.2

LONG-TERM ASSETS:
Property, plant and equipment, net	1,112.3	1,213.5
Goodwill, net	1,487.2	1,480.6
Other	471.0	504.6

Total long-term assets	3,070.5	3,198.7

	$6,371.8	$6,872.9

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Short-term borrowings	$34.6	$42.5
Pre-petition primary credit facility	2,177.0	2,177.0
Senior notes	1,287.6	—
Accounts payable and drafts	1,308.5	1,453.9
Accrued liabilities	985.4	932.1
Current portion of long-term debt	7.9	4.3

Total current liabilities	5,801.0	4,609.8

LONG-TERM LIABILITIES:
Long-term debt	5.6	1,303.0
Other	735.1	712.4

Total long-term liabilities	740.7	2,015.4

EQUITY (DEFICIT):
Common stock, $0.01 par value, 150,000,000 shares authorized; 82,549,501 shares issued as of July 4, 2009 and December 31, 2008	0.8	0.8
Additional paid-in capital	1,370.2	1,371.7
Common stock held in treasury, 5,028,271 shares as of July 4, 2009, and 5,145,642 shares as of December 31, 2008, at cost	(170.1)	(176.1)
Retained deficit	(1,256.6)	(818.2)
Accumulated other comprehensive loss	(155.5)	(179.3)

Lear Corporation stockholders’ equity (deficit)	(211.2)	198.9
Noncontrolling interests	41.3	48.8

Equity (deficit)	(169.9)	247.7

	$6,371.8	$6,872.9

The accompanying notes are an integral part of these condensed consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share data)

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
Net sales	$2,281.0	$3,979.0	$4,449.3	$7,836.6

Cost of sales	2,245.9	3,717.9	4,489.8	7,279.4
Selling, general and administrative expenses	121.5	155.6	233.8	288.8
Interest expense	62.3	45.6	118.7	93.0
Other (income) expense, net	5.7	(2.4)	18.5	(0.4)

Consolidated income (loss) before provision for income taxes	(154.4)	62.3	(411.5)	175.8
Provision for income taxes	14.0	37.5	19.7	68.8

Consolidated net income (loss)	(168.4)	24.8	(431.2)	107.0
Less: Net income attributable to noncontrolling interests	5.2	6.5	7.2	10.5

Net income (loss) attributable to Lear	$(173.6)	$18.3	$(438.4)	$96.5

Basic net income (loss) per share attributable to Lear	$(2.24)	$0.24	$(5.66)	$1.25

Diluted net income (loss) per share attributable to Lear	$(2.24)	$0.23	$(5.66)	$1.23

The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six Months Ended
	July 4,	June 28,
	2009	2008
Cash Flows from Operating Activities:
Consolidated net income (loss)	$(431.2)	$107.0
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	134.5	151.9
Net change in recoverable customer engineering and tooling	(5.5)	(4.0)
Net change in working capital items	(37.0)	(161.4)
Net change in sold accounts receivable	(138.5)	114.4
Other, net	81.2	1.0

Net cash provided by (used in) operating activities	(396.5)	208.9

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(42.1)	(95.5)
Other, net	9.2	10.1

Net cash used in investing activities	(32.9)	(85.4)

Cash Flows from Financing Activities:
Repayment of senior notes	—	(87.0)
Other long-term debt repayments, net	(2.6)	(4.4)
Short-term debt repayments, net	(9.0)	(1.0)
Payment of financing fees	(21.2)	—
Repurchase of common stock	—	(1.6)
Dividends paid to noncontrolling interests	(15.4)	(14.7)
Decrease in drafts	(0.3)	(3.8)

Net cash used in financing activities	(48.5)	(112.5)

Effect of foreign currency translation	19.3	11.2

Net Change in Cash and Cash Equivalents	(458.6)	22.2
Cash and Cash Equivalents as of Beginning of Period	1,592.1	601.3

Cash and Cash Equivalents as of End of Period	$1,133.5	$623.5

Changes in Working Capital Items:
Accounts receivable	$(41.9)	$(272.8)
Inventories	92.3	(63.8)
Accounts payable	(152.8)	161.8
Accrued liabilities and other	65.4	13.4

Net change in working capital items	$(37.0)	$(161.4)

Supplementary Disclosure:
Cash paid for interest	$48.3	$86.3

Cash paid for income taxes	$34.3	$42.5

The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation and Reorganization under Chapter 11
General
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
Certain amounts in the prior period’s financial statements have been reclassified to conform to the presentation used in the quarter ended July 4, 2009.
Reorganization under Chapter 11 of the Bankruptcy Code
On July 6, 2009, the Company entered into agreements supporting a proposed plan of reorganization (a “Qualified Plan”) with certain of the lenders under its pre-petition primary credit facility and certain holders of its senior notes (see “Plan Support Agreements” and “Plan of Reorganization” below). Upon entering into these agreements, on July 7, 2009, Lear and certain of its United States and Canadian subsidiaries (the “Canadian Debtors” and collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) (“Chapter 11”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) (Consolidated Case No. 09-14326) (the “Chapter 11 Cases”). On July 9, 2009, the Canadian Debtors also filed petitions for protection under section 18.6 of the Companies’ Creditors Arrangement Act (the “CCAA”) in the Ontario Superior Court, Commercial List (the “Canadian Court”). The Canadian Debtors are seeking relief consistent with the relief sought by the Debtors in the Chapter 11 Cases. The Debtors continue to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 and orders of the Bankruptcy Court and the Canadian Court.
On July 8, 2009, the Bankruptcy Court approved certain first-day motions in the Chapter 11 Cases, including, without limitation, approval of an interim order authorizing the use by the Debtors of their cash collateral (subject to certain specified terms and conditions), orders authorizing the payment of suppliers, wages, salaries and other benefits to employees and certain operating expenses, orders authorizing continued service to customers and maintenance of customer programs and orders authorizing the continued use of the Company’s existing cash management system and continuation of intercompany funding of the Company’s non-Debtor foreign affiliates. In addition, on July 9, 2009, the Canadian Court entered an order recognizing (i) the Chapter 11 Cases under section 18.6 of the CCAA and (ii) all of the orders approved by the Bankruptcy Court in connection with the Debtors’ first-day motions. On July 31, 2009, the Bankruptcy Court entered final orders, relating to these and certain other matters.
As described in Note 6, “Long-Term Debt,” the filing of the Chapter 11 Cases constituted a default or otherwise triggered repayment obligations under substantially all of the pre-petition debt obligations of the Debtors. However, under Chapter 11, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect pre-petition indebtedness or to exercise control over the property of the debtor’s estate. Absent an order of the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities are subject to settlement under a plan of reorganization (a “Plan”). For further discussion of defaults under the Company’s pre-petition primary credit facility and senior notes, see Note 6, “Long-Term Debt.” For a discussion of defaults under certain foreign exchange and interest rate derivative contracts, see Note 16, “Financial Instruments.”
Under Chapter 11, the Debtors have the right to assume or reject executory contracts (i.e., contracts that have material performance obligations on the part of both parties yet to be performed) and unexpired leases, subject to approval of the Bankruptcy Court and other limitations. In this context, “assuming” an executory contract or unexpired lease means that the Debtors will agree to perform their obligations and cure certain existing defaults under the contract or lease and “rejecting” an executory contract means that the Debtors will be relieved of their obligations to perform further under the contract or lease, which will give rise to a pre-petition claim for damages for the breach thereof. Any description of an executory contract or unexpired lease in this Report must be read in conjunction with, and is qualified by, any overriding rejection rights the Debtors have under Chapter 11.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The Company anticipates that substantially all of the Debtors’ pre-petition liabilities will be resolved under, and treated in accordance with, a Plan to be proposed to and voted on by the Debtors’ creditors in accordance with the provisions of Chapter 11. Although the Debtors intend to file and seek confirmation of such a Plan, there can be no assurance as to when the Debtors will file the Plan or that the Plan will be confirmed by the Bankruptcy Court and consummated. Furthermore, there can be no assurance that the Debtors will be successful in achieving their reorganization goals or that any measures that are achievable will result in sufficient improvement to the Debtors’ financial position.
DIP Agreement and Exit Facility
On July 6, 2009, the Debtors entered into a credit and guarantee agreement by and among the Company, as borrower, and the other guarantors named therein, JPMorgan Chase Bank, N.A., as administrative agent, and each of the lenders party thereto (the “DIP Agreement”). The DIP Agreement provides for new money debtor-in-possession financing comprised of a term loan in the aggregate principal amount of $500 million (the “DIP Facility”). On August 4, 2009, the Bankruptcy Court entered an order approving the DIP Agreement. The closing of the DIP Facility occurred on August 4, 2009, and as of August 5, 2009, the Debtors have access to $500 million in debtor-in-possession financing. Upon the Debtors’ emergence from bankruptcy proceedings, subject to certain conditions, the DIP Facility is convertible, at the Company’s option, into an exit facility of up to $500 million (the “Exit Facility”), comprised of a term loan in an aggregate principal amount equal to the principal amount of the term loans outstanding under the DIP Agreement at the time of conversion. For further information regarding the DIP Agreement and the Exit Facility, see Note 6, “Long-Term Debt.”
Plan Support Agreements
On July 6, 2009, the Company entered into plan support agreements supporting a Qualified Plan, with certain of the lenders under its pre-petition primary credit facility and certain holders of its senior notes (collectively, the “Plan Support Agreements”). Pursuant to these Plan Support Agreements, such lenders and holders of senior notes agreed, subject to certain conditions, to support any Plan proposed by the Debtors to the extent that such Plan is consistent in all material respects with the Qualified Plan (see “Plan of Reorganization” below). The Qualified Plan has the support of (i) certain lenders who are parties to the Company’s pre-petition primary credit facility representing approximately 68% of the aggregate amount of the lender claims under the pre-petition primary credit facility and (ii) certain holders of senior notes representing more than 50% of the aggregate amount of all claims under the senior notes.
Plan of Reorganization
The Qualified Plan provides for a restructuring of the Debtors’ capital structure which, after the effective date of the Qualified Plan, would consist of the following:
•	up to a $500 million first lien term loan Exit Facility;

•	a $600 million second lien term loan;

•	$500 million of Series A convertible preferred stock (which would not bear any mandatory dividends);

•	a single class of common stock, including sufficient shares to provide for: (i) management equity grants, (ii) the issuance to the lenders of warrants, at a nominal exercise price, to purchase common stock with a value of up to $25 million, to the extent that the DIP Facility is converted into an Exit Facility and the Exit Facility fee to the lenders is not paid in cash, (iii) the conversion of the Series A convertible preferred common stock into common stock and (iv) the issuance to the holders of senior notes and certain other general unsecured claims of warrants to purchase 15% of the Company’s new common stock. The warrants are exercisable at a nominal exercise price at any time during the period (a) commencing on the date on which the implied trading value of the Company’s common stock is greater than $3.3 billion for 20 trading days during any 30 consecutive trading day period and (b) ending on the fifth anniversary of the effective date of the Plan; and

•	liquidity of $1 billion, including not less than $800 million of cash and cash equivalents, with amounts in excess thereof prepaying first, up to $50 million of the Series A convertible preferred stock; second, up to $50 million of the second lien term loan; and third, the Exit Facility.
No assurances can be given that the Company will file a Qualified Plan or that a Qualified Plan will be confirmed by the Bankruptcy Court on the terms described above or at all.
Delisting of the Company’s Common Stock by the NYSE
The Company’s shares of common stock were listed on the New York Stock Exchange (the “NYSE”) under the symbol “LEA.” In connection with the Company’s announced intention to file for Chapter 11, on July 2, 2009, the NYSE suspended the trading of the Company’s shares, and the NYSE has since delisted the Company’s common stock. The Company’s common stock is currently trading on the Pink Sheets over-the-counter electronic market under the symbol “LEARQ.”

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Bankruptcy Reporting Requirements
Additional information on the Chapter 11 Cases, including access to documents filed with the Bankruptcy Court and other general information about the Chapter 11 Cases, is available at http://www.kccllc.net/lear. The Company expects to begin submitting monthly operating reports to the Bankruptcy Court in August 2009. These monthly reports will be prepared according to the requirements of federal bankruptcy law. While the Company believes that these reports will provide then-current information required under federal bankruptcy law, they will nonetheless be unconsolidated, unaudited, prepared in a format different from that used in the Company’s consolidated financial statements filed under the securities laws and would only be prepared for the combined Debtor entities. Accordingly, the Company believes that the substance and format of the materials will not allow meaningful comparison with its regular publicly disclosed consolidated financial statements. Moreover, the materials filed with the Bankruptcy Court will not be prepared for the purpose of providing a basis for an investment decision relating to the Company’s securities or for comparison with other financial information filed with the Securities and Exchange Commission.
Going Concern and Financial Reporting in Reorganization
As a result of the defaults discussed above, the Company has classified its obligations under the pre-petition primary credit facility and under the senior notes as current liabilities in the accompanying condensed consolidated balance sheet as of July 4, 2009.
The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is contingent upon its ability to comply with the financial and other covenants contained in the DIP Agreement and Bankruptcy Court’s approval of the Company’s Plan, among other things. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under Chapter 11, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Agreement), for amounts other than those reflected in the accompanying condensed consolidated financial statements. Further, a Plan could materially change the amounts and classifications of assets and liabilities reported in the historical consolidated financial statements. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Chapter 11 Cases.
Beginning in the third quarter of 2009, the Company’s financial statements will be prepared in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” SOP 90-7 does not change the application of accounting principles generally accepted in the United States with respect to the preparation of the Company’s financial statements. However, SOP 90-7 requires financial statements, for periods including and subsequent to a Chapter 11 filing, to distinguish between transactions and events that are directly associated with the reorganization and the ongoing operations of the business, as well as additional disclosures.
For further information, see Note 6, “Long-Term Debt,” and Note 1, “Basis of Presentation,” and Note 9, “Long-Term Debt,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
New Accounting Pronouncement
On January 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS No. 160 requires the reporting of all noncontrolling interests as a separate component of equity (deficit), the reporting of consolidated net income (loss) as the amount attributable to both Lear and noncontrolling interests and the separate disclosure of net income (loss) attributable to Lear and net income (loss) attributable to noncontrolling interests. In addition, this statement provides accounting and reporting guidance related to changes in noncontrolling ownership interests.
The reporting and disclosure requirements discussed above are required to be applied retrospectively. As such, all prior periods presented have been restated to conform to the presentation and reporting requirements of SFAS No. 160. In the accompanying condensed consolidated balance sheet as of December 31, 2008, $48.8 million of noncontrolling interests were reclassified from other long-term liabilities to equity (deficit). In the accompanying condensed consolidated statements of operations for the three and six months ended June 28, 2008, $6.5 million and $10.5 million, respectively, of net income attributable to noncontrolling interests was reclassified from other (income) expense, net. In the accompanying condensed consolidated statement of cash flows for the six

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
months ended June 28, 2008, $14.7 million of dividends paid to noncontrolling interests were reclassified from cash flows from operating activities to cash flows from financing activities.
(2) Restructuring Activities
In 2005, the Company initiated a three-year restructuring strategy to (i) better align the Company’s manufacturing capacity with the changing needs of its customers, (ii) eliminate excess capacity and lower the operating costs of the Company and (iii) streamline the Company’s organizational structure and reposition its business for improved long-term profitability. In light of industry conditions and customer announcements, the Company expanded this strategy in 2008. Through the end of 2008, the Company incurred pretax restructuring costs of $528.3 million. The Company has continued to restructure its global operations and to aggressively reduce its costs in 2009 and expects continued accelerated restructuring actions and related investments for at least the next several years.
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
In the first six months of 2009, the Company recorded charges of $124.5 million in connection with its restructuring actions. These charges consist of $115.9 million recorded as cost of sales, $9.3 million recorded as selling, general and administrative expenses and ($0.7) million recorded as income in other (income) expense, net. The 2009 charges consist of employee termination benefits of $57.8 million, asset impairment charges of $3.2 million and contract termination costs of $64.5 million, as well as a net credit to other related costs of ($1.0) million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations. Asset impairment charges relate to fixed assets with carrying values of $3.2 million in excess of related estimated fair values. Contract termination costs include pension plan curtailment, special termination benefits and other related charges of $57.1 million and other various costs of $7.4 million.
A summary of 2009 activity, excluding pension benefit plan charges of $57.1 million, is shown below (in millions):

	Accrual as of	2009	Utilization		Accrual as of
	January 1, 2009	Charges	Cash	Non-cash	July 4, 2009
2005 Restructuring Strategy:
Employee termination benefits	$27.0	$0.2	$(9.9)	$—	$17.3
Contract termination costs	5.9	0.4	(0.5)	—	5.8

	32.9	0.6	(10.4)	—	23.1

2008 and 2009 Restructuring Initiatives:
Employee termination benefits	46.1	57.6	(70.9)	—	32.8
Asset impairments	—	3.2	—	(3.2)	—
Contract termination costs	1.6	7.0	(0.6)	—	8.0
Other related costs	—	(1.0)	(4.4)	5.4	—

	47.7	66.8	(75.9)	2.2	40.8

Total	$80.6	$67.4	$(86.3)	$2.2	$63.9

(3) Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. A summary of inventories is shown below (in millions):

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	July 4,	December 31,
	2009	2008
Raw materials	$378.0	$417.4
Work-in-process	27.2	29.8
Finished goods	27.2	85.0

Inventories	$432.4	$532.2

(4) Long-Term Assets
Property, Plant and Equipment
Property, plant and equipment is stated at cost. Depreciable property is depreciated over the estimated useful lives of the assets, principally using the straight-line method. A summary of property, plant and equipment is shown below (in millions):

	July 4,	December 31,
	2009	2008
Land	$140.3	$143.0
Buildings and improvements	592.5	594.9
Machinery and equipment	1,973.7	2,002.1
Construction in progress	2.2	5.0

Total property, plant and equipment	2,708.7	2,745.0
Less – accumulated depreciation	(1,596.4)	(1,531.5)

Net property, plant and equipment	$1,112.3	$1,213.5

Depreciation expense was $67.7 million and $76.0 million in the three months ended July 4, 2009 and June 28, 2008, respectively, and $132.2 million and $149.1 million in the six months ended July 4, 2009 and June 28, 2008, respectively.
Costs associated with the repair and maintenance of the Company’s property, plant and equipment are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency or safety of the Company’s property, plant and equipment are capitalized and depreciated over the remaining life of the related asset.
The Company monitors its long-lived assets for impairment indicators on an ongoing basis in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If impairment indicators exist, the Company performs the required impairment analysis by comparing the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. The Company considered the impact of current market and economic conditions on the recoverability of its long-lived assets and does not believe that these conditions would have resulted in additional impairment charges as of July 4, 2009. The Company will, however, continue to assess the impact of any significant industry events and long-term automotive production estimates on the recoverability of its long-lived assets. A prolonged decline in automotive production levels or other significant industry events could result in long-lived asset impairment charges.
Investments in Affiliates
The Company monitors its investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis in accordance with Accounting Principles Board No. 18, “The Equity Method of Accounting for Investments in Common Stock.” If the Company determines that an other-than-temporary decline in value has occurred, it recognizes an impairment loss, which is measured as the difference between the recorded book value and the fair value of the investment. Fair value is generally determined using an income approach based on discounted cash flows or negotiated transaction values.
In the second quarter of 2009, the Company recognized an impairment charge of $26.6 million related to its investment in International Automotive Components Group, LLC (“IAC Europe”). The impairment charge was primarily based on a recently completed equity transaction between IAC Europe and one of the Company’s joint venture partners. In addition, as a result of this equity transaction, the Company’s ownership percentage in IAC Europe decreased to approximately 30% from approximately 34%.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(5) Goodwill
A summary of the changes in the carrying amount of goodwill, by reportable operating segment, for the six months ended July 4, 2009, is shown below (in millions):

		Electrical and
	Seating	Electronic	Total
Balance as of January 1, 2009	$1,076.9	$403.7	$1,480.6
Foreign currency translation and other	4.6	2.0	6.6

Balance as of July 4, 2009	$1,081.5	$405.7	$1,487.2

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
The Company considered the impact of current market and economic conditions on the fair value of each of its reporting units and, as of July 4, 2009, does not believe that an impairment is more likely than not to have occurred. The Company will, however, continue to assess the impact of any significant industry events and long-term automotive production estimates on its recorded goodwill. A prolonged decline in automotive production levels or other significant industry events could result in goodwill impairment charges.
(6) Long-Term Debt
A summary of long-term debt and the related weighted average interest rates, including the effect of hedging activities described in Note 16, “Financial Instruments,” is shown below (in millions):

	July 4, 2009		December 31, 2008
		Weighted		Weighted
	Long-Term	Average	Long-Term	Average
	Debt	Interest Rate	Debt	Interest Rate
Pre-petition Primary Credit Facility – Revolver	$1,192.0	2.45%	$1,192.0	4.09%
Pre-petition Primary Credit Facility – Term Loan	985.0	5.43%	985.0	5.46%
8.50% Senior Notes, due 2013	298.0	8.50%	298.0	8.50%
8.75% Senior Notes, due 2016	589.3	8.75%	589.3	8.75%
5.75% Senior Notes, due 2014	399.5	5.635%	399.5	5.635%
Zero-coupon Convertible Senior Notes, due 2022	0.8	4.75%	0.8	4.75%
Other	13.5	3.41%	19.7	4.27%

	3,478.1		3,484.3
Less – Current portion	(7.9)		(4.3)
Pre-petition Primary Credit Facility	(2,177.0)		(2,177.0)
Senior Notes	(1,287.6)		—

Long-term debt	$5.6		$1,303.0

Pre-Petition Primary Credit Facility
The Company’s pre-petition primary credit facility consists of an amended and restated credit and guarantee agreement, as further amended, which provides for maximum revolving borrowing commitments of $1.3 billion and a term loan facility of $1.0 billion. As of July 4, 2009 and December 31, 2008, the Company had $1.2 billion and $985.0 million in borrowings outstanding under the revolving facility and the term loan facility, respectively, with no additional availability.
The Company’s pre-petition primary credit facility contains certain affirmative and negative covenants, including (i) limitations on fundamental changes involving the Company or its subsidiaries, asset sales and restricted payments, (ii) a limitation on indebtedness with a maturity shorter than the term loan facility, (iii) a limitation on aggregate subsidiary indebtedness to an amount which is no more than 5% of consolidated total assets, (iv) a limitation on aggregate secured indebtedness to an amount which is no more than $100 million and (v) requirements that the Company maintain a leverage ratio of not more than 3.25 to 1 and an interest coverage ratio of not less than 3.00 to 1. The pre-petition primary credit facility also contains customary events of default, including an event of default triggered by a change of control of the Company.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The Company’s obligations under the pre-petition primary credit facility are secured by a pledge of all or a portion of the capital stock of certain of its subsidiaries, including substantially all of its first-tier subsidiaries, and are partially secured by a security interest in the Company’s assets and the assets of certain of its domestic subsidiaries. In addition, the Company’s obligations under the pre-petition primary credit facility are guaranteed, on a joint and several basis, by certain of its subsidiaries, which are primarily domestic subsidiaries and all of which are directly or indirectly 100% owned by the Company. On June 29, 2009, the Company entered into an amendment and release to the pre-petition primary credit facility with the lenders thereunder authorizing the release of the Company’s foreign subsidiaries, Lear Automotive (EEDS) Spain S.L. and Lear Corporation Mexico, S. de R.L. de C.V., from their respective obligations as guarantors under the pre-petition primary credit facility. Such subsidiaries were released as guarantors pursuant to a release delivered on June 29, 2009, by the administrative agent under the pre-petition primary credit facility.
During the fourth quarter of 2008, the Company elected to borrow $1.2 billion under its pre-petition primary credit facility to protect against possible disruptions in the capital markets and uncertain industry conditions, as well as to further bolster its liquidity position. The Company elected not to repay the amounts borrowed at year end in light of continued market and industry uncertainty. As a result, as of December 31, 2008, the Company was no longer in compliance with the leverage ratio covenant contained in its pre-petition primary credit facility. On March 17, 2009 and May 13, 2009, the Company entered into amendments and waivers with the lenders under its pre-petition primary credit facility which provided, through June 30, 2009, for: (i) a waiver of the existing defaults under the pre-petition primary credit facility and (ii) an amendment of the financial covenants and certain other provisions contained in the pre-petition primary credit facility. During this period and thereafter, the Company engaged in ongoing discussions with the lenders under its pre-petition primary credit facility and others, including holders of its senior notes, regarding alternatives for restructuring its capital structure.
Pursuant to these discussions, on July 1, 2009, the Company announced that it had reached an agreement in principle regarding a consensual debt restructuring with a majority of the members of a steering committee of the Company’s secured lenders and a steering committee of holders of senior notes acting on behalf of an ad hoc group of holders of senior notes and that if requisite support were obtained, the Company expected to commence shortly such proposed restructuring under court supervision pursuant to a voluntary bankruptcy filing under Chapter 11 by Lear and certain of its United States and Canadian subsidiaries.
On July 6, 2009, the Company entered into Plan Support Agreements supporting a Qualified Plan with certain of the lenders under the Company’s pre-petition primary credit facility and certain holders of the Company’s senior notes. Pursuant to these Plan Support Agreements, such lenders and holders of senior notes agreed, subject to certain conditions, to support any Plan proposed by the Debtors to the extent that such Plan is consistent in all material respects with the Qualified Plan. Upon entering into the Plan Support Agreements, on July 7, 2009, the Debtors filed the Chapter 11 Cases with the Bankruptcy Court. For further discussion of the Chapter 11 Cases, the Qualified Plan and the Plan Support Agreements, see Note 1, “Basis of Presentation and Reorganization under Chapter 11.”
The filing of the Chapter 11 Cases on July 7, 2009, constituted a default or otherwise triggered repayment obligations under substantially all pre-petition debt obligations of the Debtors, including the pre-petition primary credit facility. In addition, on June 30, 2009, the Company did not make required payments in an aggregate amount of $7.2 million due and payable under the pre-petition primary credit facility. Further, as of July 1, 2009, the Company was not in compliance with the leverage ratio and interest coverage ratio covenants contained in the pre-petition primary credit facility, as well as certain other provisions of the pre-petition primary credit facility. As a result, the Company’s obligations under the pre-petition primary credit facility have been accelerated. Under Chapter 11, however, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect pre-petition indebtedness or to exercise control over the property of the debtor’s estate. Absent an order of the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities are subject to settlement under a Plan. The Company has classified its obligations outstanding under the pre-petition primary credit facility as current liabilities in the accompanying condensed consolidated balance sheets as of July 4, 2009 and December 31, 2008. Furthermore, the defaults under the pre-petition primary credit facility described above have resulted in a cross-default and the acceleration of the Company’s payment obligations under certain foreign exchange and interest rate hedging transactions. See Note 16, “Financial Instruments.”
Senior Notes
The Company’s obligations under the senior notes are guaranteed by the same subsidiaries that guarantee its obligations under the pre-petition primary credit facility. In the event that any such subsidiary ceases to be a guarantor under the pre-petition primary credit facility, such subsidiary will be released as a guarantor of the senior notes. On June 29, 2009, certain of the Company’s foreign subsidiaries were automatically released as guarantors of the senior notes upon the release of the guarantees of such guarantors under

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
the pre-petition primary credit facility, as described above. The Company’s obligations under the senior notes are not secured by the pledge of the assets or capital stock of any of its subsidiaries.
With the exception of the Company’s zero-coupon convertible senior notes, the Company’s senior notes contain covenants restricting the ability of the Company and its subsidiaries to incur liens and to enter into sale and leaseback transactions.
The filing of the Chapter 11 Cases on July 7, 2009, constituted a default or otherwise triggered repayment obligations under substantially all pre-petition debt obligations of the Debtors, including the senior notes. In addition, the Company did not make regularly scheduled interest payments in an aggregate amount of $38.4 million on its senior notes due 2013 or senior notes due 2016 that were due and payable on June 1, 2009. As the Company did not make the interest payment on either such series of senior notes by the expiration of the 30-day cure period following the interest payment due date, the Company is in default under each such series of senior notes, and the holders of at least twenty-five percent (25%) in aggregate principal amount of each such series of senior notes have the right to accelerate their respective obligations thereunder. Under Chapter 11, however, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect pre-petition indebtedness or to exercise control over the property of the debtor’s estate. Absent an order of the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities are subject to settlement under a Plan. The Company has classified its obligations outstanding under the senior notes as current liabilities in the accompanying condensed consolidated balance sheet as of July 4, 2009.
DIP Agreement and Exit Facility
On July 6, 2009, the Debtors entered into the DIP Agreement, as described in Note 1, “Basis of Presentation and Reorganization under Chapter 11.” On August 4, 2009, the Bankruptcy Court entered an order approving the DIP Agreement. The closing of the DIP Facility occurred on August 4, 2009, and as of August 5, 2009, the Debtors have access to $500 million in new money debtor-in-possession financing.
The DIP Facility is comprised of a term loan in the aggregate principal amount of $500 million. The proceeds of the term loan will be used for working capital and other general corporate needs of the Debtors and their subsidiaries and the payment of fees and expenses in accordance with the order of the Bankruptcy Court authorizing such borrowing and subject to the satisfaction of certain other customary conditions. Obligations under the DIP Agreement are secured by a lien on the assets of the Debtors (which lien has first priority priming status with respect to many of the Debtors’ assets) and by a superpriority administrative expense claim in each of the Chapter 11 Cases. In addition, obligations under the DIP Agreement are guaranteed, on a joint and several basis, by certain of the Company’s domestic subsidiaries, which are directly or indirectly 100% owned by the Company.
Advances under the DIP Agreement bear interest at a fixed rate per annum equal to (i) LIBOR (with a LIBOR floor of 3.5%), as adjusted for certain statutory reserves, plus 10% or (ii) the Adjusted Base Rate (as defined in the DIP Agreement) plus 9%. In addition, the DIP Agreement obligates the Debtors to pay certain fees to the lenders.
The DIP Agreement contains various representations, warranties and covenants by the Debtors that are customary for transactions of this nature. These covenants include, without limitation, (i) achievement of a minimum amount of consolidated EBITDA (as defined in the DIP Agreement); (ii) maintenance of a minimum amount of liquidity; (iii) limitations on the amount of capital expenditures; (iv) limitations on fundamental changes involving the Company or its subsidiaries; and (v) limitations on indebtedness and liens.
Obligations under the DIP Agreement may be accelerated following certain events of default, including, without limitation, any breach by the Debtors of any of the representations, warranties or covenants made in the DIP Agreement or the conversion of any of the Chapter 11 Cases to a case under Chapter 7 of the Bankruptcy Code or the appointment of a trustee pursuant to Chapter 11.
The DIP Facility matures on the first anniversary of the closing date thereof, which occurred on August 4, 2009 (the “DIP Closing Date”) and may be extended, at the Company’s option, to the date that is fifteen (15) months after the DIP Closing Date. The DIP Facility is convertible, at the Company’s option, into an Exit Facility of up to $500 million, comprised of a term loan in an aggregate principal amount equal to the principal amount of the term loans outstanding under the DIP Facility at the time of conversion. The DIP Facility is convertible into the Exit Facility upon the Debtors’ emergence from bankruptcy proceedings, subject to the satisfaction of various conditions, including, without limitation, the approval by the Bankruptcy Court of a Qualified Plan and that the Debtors are not then in default under the terms of the DIP Agreement. The Exit Facility’s scheduled maturity date is three years after the effective date of the Qualified Plan. The Exit Facility will contain various customary representations, warranties and covenants by the Debtors, including, without limitation, (i) covenants regarding maximum leverage and minimum interest coverage; (ii) limitations on the

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
amount of capital expenditures; (iii) limitations on fundamental changes involving the Company or its subsidiaries; and (iv) limitations on indebtedness and liens.
As of July 4, 2009, the Company had approximately $1.1 billion in cash and cash equivalents on hand, exclusive of the $500 million obtained by the Company on August 5, 2009, under the DIP Facility. For further discussion of the Company’s plans in regard to these matters, see Note 1, “Basis of Presentation and Reorganization under Chapter 11.”
(7) Pension and Other Postretirement Benefit Plans
Net Periodic Benefit Cost
The components of the Company’s net periodic benefit cost are shown below (in millions):

	Pension		Other Postretirement
	Three Months Ended		Three Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
Service cost	$2.2	$4.3	$0.7	$2.1
Interest cost	11.4	12.3	2.8	3.9
Expected return on plan assets	(9.6)	(13.9)	—	—
Amortization of actuarial loss	1.5	0.1	0.1	0.9
Amortization of transition (asset) obligation	—	(0.1)	0.2	0.2
Amortization of prior service (credit) cost	1.3	1.8	(1.8)	(0.9)
Special termination benefits	0.1	2.5	—	—
Settlement loss	—	0.4	—	—
Curtailment (gain) loss, net	1.3	1.0	(0.5)	—

Net periodic benefit cost	$8.2	$8.4	$1.5	$6.2

	Pension		Other Postretirement
	Six Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
Service cost	$4.6	$8.7	$1.3	$4.0
Interest cost	22.5	24.5	5.6	7.7
Expected return on plan assets	(19.3)	(27.8)	—	—
Amortization of actuarial loss	3.0	0.2	0.2	1.8
Amortization of transition (asset) obligation	—	(0.1)	0.3	0.4
Amortization of prior service (credit) cost	2.7	3.5	(3.6)	(1.8)
Special termination benefits	20.3	2.8	0.1	0.2
Settlement loss	0.5	1.0	—	—
Curtailment (gain) loss, net and related charges	38.6	1.0	(0.5)	—

Net periodic benefit cost	$72.9	$13.8	$3.4	$12.3

In the first half of 2009, the Company recorded pension plan curtailment, special termination benefits and other related charges of $57.1 million resulting from employee terminations associated with the Company’s restructuring activities.
Contributions
Employer contributions to the Company’s domestic and foreign pension plans for the six months ended July 4, 2009, were approximately $16.7 million, in aggregate. The Company expects additional contributions of approximately $30 million to $35 million, in aggregate, to its domestic and foreign pension plans in 2009.
In addition, contributions to the Company’s defined contribution retirement program for its salaried employees, determined as a percentage of each covered employee’s eligible compensation, are expected to be approximately $9 million in 2009.

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
(9) Other (Income) Expense, Net
Other (income) expense, net includes non-income related taxes, foreign exchange gains and losses, discounts and expenses associated with the Company’s factoring facilities, gains and losses related to derivative instruments and hedging activities, equity in net income (loss) of affiliates, gains and losses on the sales of assets and other miscellaneous income and expense. A summary of other (income) expense, net is shown below (in millions):

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
Other expense	$36.0	$10.9	$62.9	$22.7
Other income	(30.3)	(13.3)	(44.4)	(23.1)

Other (income) expense, net	$5.7	$(2.4)	$18.5	$(0.4)

For the three and six months ended July 4, 2009, other expense includes equity in net loss of affiliates of $31.2 million and $50.4 million, respectively, including an impairment charge of $26.6 million (Note 4, “Long-Term Assets”). For the three and six months ended July 4, 2009, other income includes foreign exchange gains of $25.4 million and $36.4 million, respectively. For the three and six months ended June 28, 2008, other income includes equity in net income of affiliates of $8.0 million and $11.9 million, respectively.
(10) Income Taxes
The provision for income taxes was $14.0 million and $37.5 million for the three months ended July 4, 2009 and June 28, 2008, respectively, and $19.7 million and $68.8 million for the six months ended July 4, 2009 and June 28, 2008, respectively. The effective tax rate was negative 9.1% and 60.2% for the three months ended July 4, 2009 and June 28, 2008, respectively, and negative 4.8% and 39.1% for the six months ended July 4, 2009 and June 28, 2008, respectively.
The provision for income taxes in the first half of 2009 primarily relates to profitable foreign operations, as well as withholding taxes on royalties and dividends paid by the Company’s foreign subsidiaries. In addition, the Company incurred losses in several countries that provided no tax benefits due to valuation allowances on its deferred tax assets in those countries. The provision was also impacted by a portion of the Company’s restructuring charges, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Additionally, the provision was impacted by tax benefits of $18.0 million, including interest, related to reductions in recorded tax reserves and tax expense of $9.9 million related to the establishment of valuation allowances in certain foreign subsidiaries. The provision for income taxes in the first half of 2008 was impacted by a portion of the Company’s restructuring charges, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Excluding these items, the effective tax rate in the first half of 2009 and 2008 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, foreign and U.S. valuation allowances, tax credits, income tax incentives and other permanent items.
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
The Company operates in multiple jurisdictions throughout the world, and its tax returns are periodically audited or subject to review by both domestic and foreign tax authorities. As a result of the conclusion of current examinations and the expiration of the statute of

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
limitations, in the three and six months ended July 4, 2009, the Company decreased the amount of its gross unrecognized tax benefits, excluding interest, by $9.2 million and $14.7 million, respectively, all of which impacted the effective tax rate. During the next twelve months, it is reasonably possible that, as a result of audit settlements, the conclusion of current examinations and the expiration of the statute of limitations in several jurisdictions, the Company may decrease the amount of its gross unrecognized tax benefits by $6.6 million, of which $1.3 million, if recognized, would impact the effective tax rate. The gross unrecognized tax benefits subject to potential decrease involve issues related to transfer pricing, tax credits and various other tax items in several jurisdictions. However, as a result of ongoing examinations, tax proceedings in certain countries, additions to the gross unrecognized tax benefits for positions taken and interest and penalties, if any, arising in 2009, it is not possible to estimate the potential net increase or decrease to the Company’s gross unrecognized tax benefits during the next twelve months.
As of December 31, 2008, the Company had aggregate net operating loss, capital loss and tax credit carryforwards (collectively, the “Tax Attributes”) in the United States of approximately $647 million, $43 million and $190 million, respectively. In connection with the Company’s emergence from Chapter 11, it is likely that the Tax Attributes will be significantly reduced due to the cancellation of indebtedness income, with any remaining Tax Attributes subject to limitation under Internal Revenue Code sections 382 and 383. A full valuation allowance has been recorded against the deferred tax asset related to these Tax Attributes in the accompanying condensed consolidated balance sheets.
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

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
Weighted average common shares outstanding	77,519,841	77,308,548	77,484,521	77,266,350
Dilutive effect of common stock equivalents	—	1,043,666	—	1,114,394

Diluted shares outstanding	77,519,841	78,352,214	77,484,521	78,380,744

The shares issuable upon conversion of the Company’s outstanding zero-coupon convertible notes and the effect of certain common stock equivalents, including options, restricted stock units, performance units and stock appreciation rights, were excluded from the computation of diluted shares outstanding for the three and six months ended July 4, 2009 and June 28, 2008, as inclusion would have resulted in antidilution. A summary of these options and their exercise prices, as well as these restricted stock units, performance units and stock appreciation rights, is shown below:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
Options
Antidilutive options	1,064,225	1,457,080	1,064,225	1,457,080
Exercise price	$22.12 – $55.33	$27.25 – $55.33	$22.12 – $55.33	$27.25 – $55.33
Restricted stock units	887,945	262,994	887,945	—
Performance units	84,709	—	84,709	—
Stock appreciation rights	2,261,363	2,041,007	2,261,363	2,041,007
(12) Comprehensive Income (Loss) and Equity (Deficit)
Comprehensive income (loss) is defined as all changes in the Company’s net assets except changes resulting from transactions with stockholders. It differs from net income (loss) in that certain items recorded in equity (deficit) are included in comprehensive income (loss).
A summary of comprehensive income (loss) and a reconciliation of equity (deficit), Lear Corporation stockholders’ equity (deficit) and noncontrolling interests for the three and six months ended July 4, 2009, is shown below (in millions):

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended July 4, 2009			Six Months Ended July 4, 2009
		Attributable			Attributable
		to Lear	Non-		to Lear	Non-
		Corporation	controlling	Equity	Corporation	controlling
	Deficit	Stockholders	Interests	(Deficit)	Stockholders	Interests
Beginning equity (deficit) balance	$(41.4)	$(89.4)	$48.0	$247.7	$198.9	$48.8
Stock-based compensation transactions	1.6	1.6	—	4.5	4.5	—
Dividends paid to noncontrolling interests	(12.2)	—	(12.2)	(15.4)	—	(15.4)
Comprehensive income (loss):
Net income (loss)	(168.4)	(173.6)	5.2	(431.2)	(438.4)	7.2
Other comprehensive income (loss), net of tax:
Defined benefit plan adjustments	2.9	2.9	—	10.3	10.3	—
Derivative instruments and hedging activities	22.3	22.3	—	24.5	24.5	—
Foreign currency translation adjustment	25.3	25.0	0.3	(10.3)	(11.0)	0.7

Other comprehensive income	50.5	50.2	0.3	24.5	23.8	0.7

Comprehensive income (loss)	(117.9)	(123.4)	5.5	(406.7)	(414.6)	7.9

Equity (deficit) balance as of July 4, 2009	$(169.9)	$(211.2)	$41.3	$(169.9)	$(211.2)	$41.3

A summary of comprehensive income for the three and six months ended June 28, 2008, is shown below (in millions):

	Three Months	Six Months
	Ended	Ended
	June 28, 2008	June 28, 2008
Consolidated net income	$24.8	$107.0
Other consolidated comprehensive income:
Derivative instruments and hedging activities	23.3	15.2
Defined benefit plan adjustments	1.5	6.0
Foreign currency translation adjustment	5.6	92.4

Other consolidated comprehensive income	30.4	113.6

Consolidated comprehensive income	55.2	220.6

Less comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	6.5	10.5
Other comprehensive income attributable to noncontrolling interests (foreign currency translation adjustment)	3.3	0.7

Comprehensive income attributable to noncontrolling interests	9.8	11.2

Comprehensive income attributable to Lear	$45.4	$209.4

(13) Pre-Production Costs Related to Long-Term Supply Agreements
The Company incurs pre-production engineering and development (“E&D”) and tooling costs related to the products produced for its customers under long-term supply agreements. The Company expenses all pre-production E&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, the Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which the customer has not provided a non-cancelable right to use the tooling. During the first six months of 2009 and 2008, the Company capitalized $64.1 million and $79.1 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. In addition, during the first six months of 2009 and 2008, the Company capitalized $59.6 million and $73.6 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying condensed consolidated balance sheets. During the six months ended July 4, 2009 and June 28, 2008, the Company collected $115.5 million and $157.3 million, respectively, of cash related to E&D and tooling costs.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
During the first six months of 2009 and 2008, the Company did not capitalize any Company-owned tooling. Amounts capitalized as Company-owned tooling are included in property, plant and equipment, net in the accompanying condensed consolidated balance sheets.
The classification of recoverable customer engineering and tooling is shown below (in millions):

	July 4,	December 31,
	2009	2008
Current	$40.1	$51.9
Long-term	84.6	66.8

Recoverable customer engineering and tooling	$124.7	$118.7

Gains and losses related to E&D and tooling projects are reviewed on an aggregated program basis. Net gains on projects are deferred and recognized over the life of the long-term supply agreement. Net losses on projects are recognized as costs are incurred.
(14) Legal and Other Contingencies
As of July 4, 2009 and December 31, 2008, the Company had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $58.0 million and $31.4 million, respectively. Such reserves reflect amounts recognized in accordance with accounting principles generally accepted in the United States and typically exclude the cost of legal representation. Product warranty liabilities are recorded separately from legal liabilities, as described below. Such reserves do not reflect any adjustment to the Company’s liabilities resulting from the filing of the Chapter 11 Cases.
Except to the extent described below, the Company has disclosed the status of its material legal proceedings in its Annual Report on Form 10-K for the year ended December 31, 2008, and its Quarterly Report on Form 10-Q for the quarter ended April 4, 2009. Described below are material developments in legal proceedings and claims occurring during the three months ended July 4, 2009.
Chapter 11 Cases
As described in Note 1, “Basis of Presentation and Reorganization under Chapter 11,” on July 7, 2009, the Debtors filed voluntary petitions for relief under Chapter 11, and on July 9, 2009, the Canadian Debtors commenced parallel cases under the CCAA. Under Chapter 11, the filing of a bankruptcy petition automatically stays most actions against the Debtors, including, except as otherwise noted, the matters described below and most other actions to collect pre-petition indebtedness or to exercise control over the property of the Debtors’ bankruptcy estates. Substantially all of the Debtors’ pre-petition liabilities will be resolved under the Plan, if not otherwise satisfied pursuant to orders of the Bankruptcy Court and/or the Canadian Court. The Company’s material pre-petition legal proceedings are described below.
Commercial Disputes
The Company is involved from time to time in legal proceedings and claims, including, without limitation, commercial or contractual disputes with its suppliers, competitors and customers. These disputes vary in nature and are usually resolved by negotiations between the parties.
On January 26, 2004, the Company filed a patent infringement lawsuit against Johnson Controls Inc. and Johnson Controls Interiors LLC (together, “JCI”) in the U.S. District Court for the Eastern District of Michigan alleging that JCI’s garage door opener products infringed certain of the Company’s radio frequency transmitter patents (which complaint was dismissed and subsequently re-filed by the Company in September 2004). The Company is seeking a declaration that JCI infringes its patents, to enjoin JCI from further infringing those patents by making, selling or offering to sell its garage door opener products and an award of compensatory damages, attorney fees and costs. JCI counterclaimed seeking a declaratory judgment that the subject patents are invalid and unenforceable and that JCI is not infringing these patents and an award of attorney fees and costs. JCI also has filed motions for summary judgment asserting that its garage door opener products do not infringe the Company’s patents and that one of the Company’s patents is invalid and unenforceable. The Company is pursuing its claims against JCI. There have been no material developments in this matter during the three months ended July 4, 2009, and this matter has not been stayed as a result of the Chapter 11 Cases.
On June 13, 2005, The Chamberlain Group (“Chamberlain”) filed a lawsuit against the Company and Ford Motor Company (“Ford”) in the Northern District of Illinois alleging patent infringement (from which Ford was subsequently dismissed). Two counts were asserted against the Company based upon two Chamberlain rolling-code garage door opener system patents. The Chamberlain lawsuit

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
was filed in connection with the marketing of the Company’s universal garage door opener system, which competes with a product offered by JCI. JCI obtained technology from Chamberlain to operate its product. In October 2005, Chamberlain filed an amended complaint and joined JCI as a plaintiff. The Company answered and filed a counterclaim seeking a declaration that the patents were not infringed and were invalid, as well as attorney fees and costs. Chamberlain and JCI seek a declaration that the Company infringes Chamberlain’s patents and an order enjoining the Company from making, selling or attempting to sell products which, they allege, infringe Chamberlain’s patents, as well as compensatory damages and attorney fees and costs. On August 12, 2008, a new patent was issued to Chamberlain relating to the same technology as the patents disputed in this lawsuit. On August 19, 2008, Chamberlain and JCI filed a second amended complaint against the Company alleging patent infringement with respect to the new patent and seeking the same types of relief. The Company has filed an answer and counterclaim seeking a declaration that its products are non-infringing and that the new patent is invalid and unenforceable due to inequitable conduct, as well as attorney fees and costs. On April 16, 2009, the court denied a motion by the Company for summary judgment on claims and counterclaims relating to the new patent and ordered the Company to produce additional discovery related to infringement. On June 19, 2009, the Company moved for a protective order from further discovery requested by Chamberlain and JCI. Chamberlain and JCI responded to this motion, and the court agreed to limit discovery. On June 26, 2009, Chamberlain and JCI moved for summary judgment with respect to two of the patents, and on July 9, 2009, the court denied these motions without prejudice. This matter has been stayed as a result of the Chapter 11 Cases.
On September 12, 2008, a consultant that the Company retained filed an arbitration action against the Company seeking royalties under the parties’ Joint Development Agreement (“JDA”) for the Company’s sales of its garage door opener products. The Company denies that it owes the consultant any royalty payments under the JDA. There have been no material developments in this matter during the three months ended July 4, 2009.
On August 6, 2009, Lear Automotive France (“Lear France”), a wholly owned subsidiary of the Company, was served with a writ by Proma France before the Orléans Commercial Court. Proma France is a sub-contractor of Lear France in connection with its manufacture of seating parts. Proma France claims that Lear France must indemnify it for damages allegedly arising from Lear France obtaining advantageous pricing without providing Proma France with a written guarantee of purchase volumes. Proma France seeks damages of €9.6 million ($13.4 million based on exchange rates in effect as of July 4, 2009). Lear France intends to assert defenses against the claims in this matter, including that the issue is covered by a settlement agreement previously entered into by Lear France and Proma France on March 6, 2007. The Company believes that the action by Proma France is without merit and intends to vigorously defend this matter. This matter has not been stayed as a result of the Chapter 11 Cases.
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
A summary of the changes in product warranty liabilities for the six months ended July 4, 2009, is shown below (in millions):

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Balance as of January 1, 2009	$21.6
Expense, net	7.2
Settlements	(4.5)
Foreign currency translation and other	0.7

Balance as of July 4, 2009	$25.0

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
As of July 4, 2009 and December 31, 2008, the Company had recorded reserves for environmental matters of $2.8 million and $2.9 million, respectively. While the Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse effect on its business, consolidated financial position, results of operations or cash flows, no assurances can be given in this regard.
Other Matters
In April 2006, a former employee of the Company filed a purported class action lawsuit in the U.S. District Court for the Eastern District of Michigan against the Company, members of its Board of Directors, members of its Employee Benefits Committee (the “EBC”) and certain members of its human resources personnel alleging violations of the Employment Retirement Income Security Act (“ERISA”) with respect to the Company’s retirement savings plans for salaried and hourly employees. In the second quarter of 2006, the Company was served with three additional purported class action ERISA lawsuits, each of which contained similar allegations against the Company, members of its Board of Directors, members of its EBC and certain members of its senior management and its human resources personnel. At the end of the second quarter of 2006, the court entered an order consolidating these four lawsuits as In re: Lear Corp. ERISA Litigation. During the third quarter of 2006, plaintiffs filed their consolidated complaint, which alleges breaches of fiduciary duties substantially similar to those alleged in the four individually filed lawsuits. The consolidated complaint continues to name certain current and former members of the Board of Directors and the EBC and certain members of senior management and adds certain other current and former members of the EBC. The consolidated complaint generally alleges that the defendants breached their fiduciary duties to plan participants in connection with the administration of the Company’s retirement savings plans for salaried and hourly employees. The fiduciary duty claims are largely based on allegations of breaches of the fiduciary duties of prudence and loyalty and of over-concentration of plan assets in the Company’s common stock. The plaintiffs purport to bring these claims on behalf of the plans and all persons who were participants in or beneficiaries of the plans from October 21, 2004, to the present. The consolidated complaint seeks a declaration that defendants breached their fiduciary duties and an order compelling defendants to restore to the plans all losses resulting from defendants’ alleged breach of those duties, as well as actual damages, attorney fees and costs. The consolidated complaint does not specify the amount of damages sought. On March 6, 2009, the parties executed a class action settlement agreement. The settlement agreement provides, among other things, for the payment of $5.3 million into a settlement fund in exchange for a release of all defendants from any and all of plaintiffs’ claims, whether known or unknown, based upon investment in the Company’s common stock or the Lear Corporation Stock Fund by or through the plans from October 21, 2004 through March 6, 2009. The court entered its final order certifying the class and approving the settlement agreement on June 22, 2009, and this matter has now been resolved other than routine administration of the settlement.
On March 19, 2009, The Royal Bank of Scotland plc (“RBS”) filed a lawsuit against the Company in the U.S. District Court for the Southern District of New York alleging breach of contract. In the complaint, RBS requests that the court award RBS damages of approximately $35.2 million plus costs, attorneys’ fees and interest. This lawsuit relates to an interest rate “collar” transaction, several

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
copper swap transactions and several foreign exchange transactions between the Company and RBS, which the Company entered into in order to hedge its exposure to market movements in interest rates, commodity prices and currency rates, respectively. In this matter, RBS alleges that the Company’s failure to satisfy the leverage ratio covenant contained in its pre-petition primary credit facility with respect to the quarter ended December 31, 2008, entitled RBS to terminate all of these transactions. The Company denies many of the allegations made in the RBS complaint and also asserts various affirmative defenses and counterclaims against RBS, as previously disclosed. On May 15, 2009, RBS filed an answer to the Company’s counterclaims in which RBS disputes the Company’s defenses and counterclaims. This matter has been stayed as a result of the Chapter 11 Cases. For further information, see Note 16, “Financial Instruments.”
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
The Company evaluates the performance of its operating segments based primarily on (i) revenues from external customers, (ii) pretax income (loss) before interest and other (income) expense (“segment earnings”) and (iii) cash flows, being defined as segment earnings less capital expenditures plus depreciation and amortization. A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	Three Months Ended July 4, 2009
		Electrical and
	Seating	Electronic	Other	Consolidated
Revenues from external customers	$1,847.3	$433.7	$—	$2,281.0
Segment earnings	9.1	(45.7)	(49.8)	(86.4)
Depreciation and amortization	42.3	23.0	3.6	68.9
Capital expenditures	14.7	6.5	0.2	21.4
Total assets	3,430.3	1,345.3	1,596.2	6,371.8

	Three Months Ended June 28, 2008
		Electrical and
	Seating	Electronic	Other	Consolidated
Revenues from external customers	$3,141.2	$837.8	$—	$3,979.0
Segment earnings	130.0	31.2	(55.7)	105.5
Depreciation and amortization	45.4	28.3	3.7	77.4
Capital expenditures	32.6	17.4	—	50.0
Total assets	4,708.9	2,380.6	1,258.1	8,347.6

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Six Months Ended July 4, 2009
		Electrical and
	Seating	Electronic	Other	Consolidated
Revenues from external customers	$3,600.0	$849.3	$—	$4,449.3
Segment earnings	(66.2)	(113.3)	(94.8)	(274.3)
Depreciation and amortization	80.4	47.0	7.1	134.5
Capital expenditures	25.2	16.6	0.3	42.1
Total assets	3,430.3	1,345.3	1,596.2	6,371.8

	Six Months Ended June 28, 2008
		Electrical and
	Seating	Electronic	Other	Consolidated
Revenues from external customers	$6,177.3	$1,659.3	$—	$7,836.6
Segment earnings	313.3	66.5	(111.4)	268.4
Depreciation and amortization	88.7	55.9	7.3	151.9
Capital expenditures	61.2	34.1	0.2	95.5
Total assets	4,708.9	2,380.6	1,258.1	8,347.6
For the three months ended July 4, 2009, segment earnings include restructuring charges of $4.4 million, $10.0 million and $0.2 million in the seating and electrical and electronic segments and in the other category, respectively. For the six months ended July 4, 2009, segment earnings include restructuring charges of $99.1 million, $25.1 million and $1.0 million in the seating and electrical and electronic segments and in the other category, respectively. For the three months ended June 28, 2008, segment earnings include restructuring charges of $39.8 million, $6.2 million and $5.7 million in the seating and electrical and electronic segments and in the other category, respectively. For the six months ended June 28, 2008, segment earnings include restructuring charges of $52.7 million, $13.0 million and $6.2 million in the seating and electrical and electronic segments and in the other category, respectively (Note 2, “Restructuring Activities”).
A reconciliation of consolidated segment earnings to consolidated income (loss) before provision for income taxes is shown below (in millions):

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
Segment earnings	$(86.4)	$105.5	$(274.3)	$268.4
Interest expense	62.3	45.6	118.7	93.0
Other (income) expense, net	5.7	(2.4)	18.5	(0.4)

Consolidated income (loss) before provision for income taxes	$(154.4)	$62.3	$(411.5)	$175.8

(16) Financial Instruments
The carrying values of the Company’s pre-petition primary credit facility and senior notes vary from their fair values. The fair values were determined by reference to the quoted market prices of these securities. As of July 4, 2009, the aggregate carrying value of the Company’s pre-petition primary credit facility and senior notes was $3.5 billion, as compared to an estimated aggregate fair value of $1.9 billion. As of December 31, 2008, the aggregate carrying value of the Company’s pre-petition primary credit facility and senior notes was $3.5 billion, as compared to an estimated aggregate fair value of $1.3 billion.
Certain of the Company’s Asian subsidiaries periodically factor their accounts receivable with financial institutions. Such receivables are factored without recourse to the Company and are excluded from accounts receivable in the accompanying condensed consolidated balance sheets. In 2008, certain of the Company’s European subsidiaries entered into extended factoring agreements, which provided for aggregate purchases of specified customer accounts receivable of up to €315 million. In January 2009, Standard & Poor’s Ratings Services downgraded the Company’s corporate credit rating to CCC+ from B-, and as a result, in February 2009, the use of these facilities was suspended. In July 2009, these facilities were terminated in connection with the Company’s voluntary filing

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
under Chapter 11. The Company cannot provide any assurances that any other factoring facilities will be available or utilized in the future. As of July 4, 2009, there were no factored receivables. As of December 31, 2008, the amount of factored receivables was $143.8 million.
In April 2009, the Company elected to participate in the Auto Supplier Support Program established by the U.S. Department of the Treasury (“UST”) for the benefit of eligible General Motors’ and Chrysler’s automotive suppliers. The program was designed to provide eligible suppliers with access to government-backed protection for and/or the accelerated payment of amounts owed to them by General Motors and Chrysler. Under this program, eligible General Motors and Chrysler receivables were purchased from the Company, without recourse and at a discount, by certain special purpose entities affiliated with General Motors and Chrysler, and the payment of such receivables was guaranteed by the U.S. government. In the second quarter of 2009, the Company sold $45.8 million of receivables under this program and recognized a discount on the sale of receivables of $0.9 million. In the second quarter of 2009, Chrysler discontinued its participation in the Auto Supplier Support Program. In July 2009, the Company elected to discontinue its participation in General Motors’ Auto Supplier Support Program. The Company also participated in a similar program in Canada, under which the Canadian government guaranteed the payment of certain General Motors receivables. In connection with this program, the Company recognized related fees and expenses of $0.2 million in the second quarter of 2009.
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
The Company uses derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts to manage its exposures to fluctuations in foreign exchange, interest rates and commodity prices. The Company applies hedge accounting if the derivative used in a hedging transaction is highly effective in offsetting changes in cash flows of the hedged item. When it is determined that a derivative has ceased to be a highly effective hedge, the Company discontinues hedge accounting. In February 2009, RBS terminated certain foreign exchange, interest rate and commodity swap contracts due to the Company’s default under its pre-petition primary credit facility, and the Company de-designated such contracts for hedge accounting purposes (Note 14, “Legal and Other Contingencies”). On June 30, 2009, the Company did not make payments of $4.5 million, in aggregate, required in connection with derivative transactions with certain other counterparties. Further, the defaults under the pre-petition primary credit facility (Note 6, “Long-Term Debt”) and the Chapter 11 Cases (Note 1, “Basis of Presentation and Reorganization under Chapter 11”) have resulted in events of default and/or termination events under certain outstanding foreign exchange and interest rate derivative contracts, and most of the counterparties thereto have subsequently provided the Company with notice of termination. Based on the foregoing, the Company de-designated all of the remaining foreign exchange and interest rate contracts, previously accounted for as cash flow hedges, in the second quarter of 2009. The forecasted transactions related to the de-designated contracts remain probable, and related amounts currently recorded in accumulated other comprehensive loss will be reclassified to earnings as the forecasted transactions occur. The unsettled de-designated contracts are reflected in the accompanying condensed consolidated balance sheet as of July 4, 2009, at the expected settlement amount. As of July 4, 2009, the contract value of the unsettled de-designated contracts was negative $36.2 million, in aggregate.
Forward foreign exchange, futures and option contracts — The Company uses forward foreign exchange, futures and option contracts to reduce the effect of fluctuations in foreign exchange rates on known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Mexican peso and various European currencies. Forward foreign exchange, futures and option contracts are accounted for as cash flow hedges when the hedged item is a forecasted transaction or relates to the variability of cash flows to be received or paid. As of July 4, 2009, there were no

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
foreign exchange contracts outstanding. As described above, all outstanding foreign exchange contracts were de-designated and/or terminated in the second quarter of 2009. As of December 31, 2008, contracts designated as cash flow hedges with $483.6 million of notional amount were outstanding with maturities of less than nine months. As of December 31, 2008, the fair value of these contracts was approximately negative $53.5 million. As of December 31, 2008, other foreign currency derivative contracts that did not qualify for hedge accounting with $49.6 million of notional amount were outstanding. These foreign currency derivative contracts consisted principally of cash transactions between three and thirty days, hedges of intercompany loans and hedges of certain other balance sheet exposures. As of December 31, 2008, the fair value of these contracts was approximately $0.1 million.
The fair value of outstanding foreign currency derivative contracts and the related classification in the accompanying condensed consolidated balance sheet as of December 31, 2008, are shown below (in millions):

Contracts qualifying for hedge accounting:
Other current assets	$4.4
Other current liabilities	(57.9)

(53.5)

Contracts not qualifying for hedge accounting:
Other current assets	2.7
Other current liabilities	(2.6)

0.1

$(53.4)

Pretax amounts related to foreign currency derivative contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
Contracts qualifying for hedge accounting:
Gains (losses) recognized in accumulated other comprehensive loss	$2.0	$18.9	$(12.2)	$24.3
(Gains) losses reclassified from accumulated other comprehensive loss	16.1	(8.9)	35.5	(13.0)

Comprehensive income	$18.1	$10.0	$23.3	$11.3

Interest rate swap and other derivative contracts — The Company uses interest rate swap and other derivative contracts to manage its exposure to fluctuations in interest rates. Interest rate swap and other derivative contracts which fix the interest payments of certain variable rate debt instruments or fix the market rate component of anticipated fixed rate debt instruments are accounted for as cash flow hedges. Interest rate swap contracts which hedge the change in fair value of certain fixed rate debt instruments are accounted for as fair value hedges. As of July 4, 2009, there were no interest rate contracts outstanding. As described above, all outstanding interest rate contracts were de-designated and/or terminated in the second quarter of 2009. In addition, in February 2009, the Company elected to settle certain of its outstanding interest rate contracts representing $435.0 million of notional amount with a payment of $20.7 million. As of December 31, 2008, contracts with $750.0 million of notional amount were outstanding with maturities through September 2011. All of these contracts modified the variable rate characteristics of the Company’s variable rate debt instruments, which were generally set at either one-month or three-month LIBOR rates, such that the interest rates did not exceed a weighted average of 4.64%. As of December 31, 2008, the fair value of these contracts was approximately negative $23.2 million.
The fair value of outstanding interest rate contracts and the related classification in the accompanying condensed consolidated balance sheet as of December 31, 2008, are shown below (in millions):

Contracts qualifying for hedge accounting:
Other current liabilities	$(11.3)
Other long-term liabilities	(11.9)

$(23.2)

Pretax amounts related to interest rate contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
Contracts qualifying for hedge accounting:
Gains (losses) recognized in accumulated other comprehensive loss	$(6.0)	$10.1	$(14.2)	$(2.5)
(Gains) losses reclassified from accumulated other comprehensive loss	5.8	2.6	11.9	3.1

Comprehensive income (loss)	$(0.2)	$12.7	$(2.3)	$0.6

Commodity swap contracts — The Company uses derivative instruments to reduce its exposure to fluctuations in certain commodity prices. These derivative instruments are utilized to hedge forecasted inventory purchases and to the extent that they qualify and meet hedge accounting criteria, they are accounted for as cash flow hedges. Commodity swap contracts that are not designated as cash flow hedges are marked to market with changes in fair value recognized immediately in the condensed consolidated statements of operations (Note 9, “Other (Income) Expense, Net”). As of July 4, 2009, there were no commodity swap contracts outstanding. As a result of the RBS terminations described above, all outstanding commodity swap contracts were terminated in February 2009. As of December 31, 2008, commodity swap contracts with $40.9 million of notional amount were outstanding with maturities of less than twelve months. As of December 31, 2008, the fair value of these contracts was negative $18.0 million.
Pretax amounts related to commodity swap contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
Contracts qualifying for hedge accounting:
Gains (losses) recognized in accumulated other comprehensive loss	$—	$0.3	$1.8	$3.1
(Gains) losses reclassified from accumulated other comprehensive loss	1.0	—	2.1	—

Comprehensive income	$1.0	$0.3	$3.9	$3.1

As of July 4, 2009 and December 31, 2008, net losses of approximately $55.9 million and $80.8 million, respectively, related to the Company’s derivative instruments and hedging activities were recorded in accumulated other comprehensive loss. During the twelve month period ending July 3, 2010, the Company expects to reclassify into earnings net losses of approximately $33.6 million recorded in accumulated other comprehensive loss as of July 4, 2009. Such losses will be reclassified at the time that the underlying hedged transactions are realized. During the three and six months ended July 4, 2009 and June 28, 2008, amounts recognized in the accompanying condensed consolidated statements of operations related to changes in the fair value of cash flow and fair value hedges excluded from the Company’s effectiveness assessments and the ineffective portion of changes in the fair value of cash flow and fair value hedges were not material.
Non-U.S. dollar financing transactions — The Company designated its Euro-denominated senior notes as a net investment hedge of long-term investments in its Euro-functional subsidiaries (see Note 9, “Long-Term Debt,” to the consolidated financial statements included in the Company’s Annual Report of Form 10-K for the year ended December 31, 2008). As of July 4, 2009, the amount recorded in accumulated other comprehensive loss related to the effective portion of the net investment hedge of foreign operations was approximately negative $160.6 million. Although the Euro-denominated senior notes were repaid on April 1, 2008, this amount will be included in accumulated other comprehensive loss until the Company liquidates its related investment in its designated foreign operations.
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
Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company’s assets and liabilities that are measured or disclosed at fair value as of July 4, 2009, are shown below (in millions):

		Asset	Valuation
	Frequency	(Liability)	Technique	Level 1	Level 2	Level 3
Equity method investment	Non-recurring	$76.3	Income	$—	$—	$76.3
For further information related to the fair value measurement of one of the Company’s equity method investments, see Note 4, “Long-Term Assets.”
Prior to the de-designations and terminations described above, the Company determined the fair value of its derivative contracts using quoted market prices to calculate the forward values and then discounted such forward values to the present value. The discount rates used were based on quoted bank deposit or swap interest rates. If a derivative contract was in a liability position, these discount rates were adjusted by an estimate of the credit spread that would be applied by market participants purchasing these contracts from the Company’s counterparties. To estimate this credit spread, the Company used significant assumptions and factors other than quoted market rates, which resulted in the classification of its derivative liabilities within Level 3 of the fair value hierarchy.
A reconciliation of changes in assets (liabilities) related to derivative instruments measured at fair value using significant unobservable inputs (Level 3) for the three and six months ended July 4, 2009, is shown below (in millions):

	Three Months	Six Months
	Ended	Ended
	July 4, 2009	July 4, 2009
Balance at beginning of period	$(39.7)	$(101.7)
Total realized and unrealized gains (losses):
Amounts included in earnings	1.4	1.8
Amounts included in other comprehensive loss	(2.2)	(21.6)
Settlements	12.9	59.1
Transfers out of Level 3	27.6	62.4

Balance at end of period	$—	$—

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
In the three months ended July 4, 2009, transfers out of Level 3 relate to certain foreign exchange and interest rate contracts that were de-designated and/or terminated in the second quarter of 2009, as described above. In addition, in the six months ended July 4, 2009, transfers out of Level 3 include certain foreign exchange, interest rate and commodity swap contracts that were terminated by RBS. See discussion above and Note 14, “Legal and Other Contingencies,” for further information related to these matters.
For the three and six months ended July 4, 2009, net realized gains included in earnings of $1.4 million and $1.8 million, respectively, are recorded in other (income) expense, net in the accompanying condensed consolidated statements of operations.
(17) Accounting Pronouncements
Subsequent Events
The FASB issued FASB Statement No. 165, “Subsequent Events.” This statement provides guidance on the accounting for and disclosures related to events occurring after the financial statement balance sheet date but before the financial statement issuance date (“subsequent events”). The provisions of this statement are effective for interim and annual reporting periods ending after June 15, 2009. In accordance with the provisions of this statement, the Company evaluated all subsequent events for recognition or disclosure through August 13, 2009, the date that this Report was issued.
Fair Value Measurements and Financial Instruments
The FASB issued FASB Statement No. 166, “Accounting for Transfers of Financial Assets.” This statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to, among other things, eliminate the concept of qualifying special purpose entities, provide additional sale accounting requirements and require enhanced disclosures. The provisions of this statement are effective for annual reporting periods beginning after November 15, 2009. The Company does not expect the effects of adoption to be significant as its previous ABS facility expired in 2008. The Company will assess the impact of this statement on any future securitizations.
The FASB issued FASB Staff Position (“FSP”) No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP amends SFAS No. 157 to provide additional guidance on disclosure requirements and estimating fair value when the volume and level of activity for the asset or liability have significantly decreased in relation to normal market activity. This FSP requires interim disclosure of the inputs and valuation techniques used to measure fair value. The provisions of this FSP are effective for interim and annual reporting periods ending after June 15, 2009. The effects of adoption were not significant.
The FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP extends the disclosure requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to interim reporting periods. The provisions of this FSP are effective for interim and annual reporting periods ending after June 15, 2009. The effects of adoption were not significant. See Note 16, “Financial Instruments,” for additional disclosures related to the fair value of the Company’s pre-petition primary credit facility and senior notes.
Consolidation of Variable Interest Entities
The FASB issued FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R).” This statement significantly changes the model for determining whether an entity is the primary beneficiary and should thus consolidate a variable interest entity. In addition, this statement requires additional disclosures and an ongoing assessment of whether a variable interest entity should be consolidated. The provisions of this statement are effective for annual reporting periods beginning after November 15, 2009. The Company has ownership interests in consolidated and unconsolidated variable interest entities and is currently evaluating the impact of this statement on its financial statements.
Pension and Other Postretirement Benefits
The FASB issued FSP No. 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets.” This FSP amends FASB Statement No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to require additional disclosures regarding assets held in an employer’s defined benefit pension or other postretirement plan. The provisions of this FSP are effective for annual reporting periods ending after December 15, 2009. Certain of the Company’s defined benefit pension plans are funded. The Company is currently evaluating the provisions of this FSP on its financial statements.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
FASB Codification
The FASB issued FASB Statement No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162.” Under this statement, the FASB Accounting Standards CodificationTM (the “Codification”) will become the sole source of authoritative U.S. generally accepted accounting principles for nongovernmental entities, with the exception of rules and interpretive releases by the Securities and Exchange Commission. The provisions of this statement are effective for interim and annual accounting periods ending after September 15, 2009. With the exception of changes to financial statement and other disclosures referencing pre-Codification accounting pronouncements, the Company does not expect the impact of adoption to be significant.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(18) Supplemental Guarantor Condensed Consolidating Financial Statements

	July 4, 2009
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$121.0	$0.5	$1,012.0	$—	$1,133.5
Accounts receivable	1.1	18.5	1,387.3	—	1,406.9
Inventories	4.8	94.2	333.4	—	432.4
Other	32.8	16.9	278.8	—	328.5

Total current assets	159.7	130.1	3,011.5	—	3,301.3

LONG-TERM ASSETS:
Property, plant and equipment, net	118.8	126.1	867.4	—	1,112.3
Goodwill, net	454.5	166.1	866.6	—	1,487.2
Investments in subsidiaries	1,221.0	2,906.6	—	(4,127.6)	—
Other	117.9	15.3	337.8	—	471.0

Total long-term assets	1,912.2	3,214.1	2,071.8	(4,127.6)	3,070.5

	$2,071.9	$3,344.2	$5,083.3	$(4,127.6)	$6,371.8

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Short-term borrowings	$—	$2.1	$32.5	$—	$34.6
Pre-petition primary credit facility	2,177.0	—	—	—	2,177.0
Senior notes	1,287.6	—	—	—	1,287.6
Accounts payable and drafts	20.7	64.9	1,222.9	—	1,308.5
Accrued liabilities	170.2	117.6	697.6	—	985.4
Current portion of long-term debt	4.1	—	3.8	—	7.9

Total current liabilities	3,659.6	184.6	1,956.8	—	5,801.0

LONG-TERM LIABILITIES:
Long-term debt	—	—	5.6	—	5.6
Intercompany accounts, net	(1,634.4)	1,323.0	311.4	—	—
Other	216.6	48.5	470.0	—	735.1

Total long-term liabilities	(1,417.8)	1,371.5	787.0	—	740.7

EQUITY (DEFICIT):
Lear Corporation stockholders’ equity (deficit)	(169.9)	1,788.1	2,298.2	(4,127.6)	(211.2)
Noncontrolling interests	—	—	41.3	—	41.3

Equity (deficit)	(169.9)	1,788.1	2,339.5	(4,127.6)	(169.9)

	$2,071.9	$3,344.2	$5,083.3	$(4,127.6)	$6,371.8

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(18) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	December 31, 2008
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,310.6	$0.6	$280.9	$—	$1,592.1
Accounts receivable	0.9	9.3	1,200.5	—	1,210.7
Inventories	5.6	106.5	420.1	—	532.2
Other	30.3	18.7	290.2	—	339.2

Total current assets	1,347.4	135.1	2,191.7	—	3,674.2

LONG-TERM ASSETS:
Property, plant and equipment, net	131.3	145.8	936.4	—	1,213.5
Goodwill, net	454.5	166.1	860.0	—	1,480.6
Investments in subsidiaries	1,053.5	2,331.6	—	(3,385.1)	—
Other	218.8	21.8	264.0	—	504.6

Total long-term assets	1,858.1	2,665.3	2,060.4	(3,385.1)	3,198.7

	$3,205.5	$2,800.4	$4,252.1	$(3,385.1)	$6,872.9

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$—	$2.1	$40.4	$—	$42.5
Pre-petition primary credit facility	2,177.0	—	—	—	2,177.0
Accounts payable and drafts	68.7	141.3	1,243.9	—	1,453.9
Accrued liabilities	129.7	120.6	681.8	—	932.1
Current portion of long-term debt	—	—	4.3	—	4.3

Total current liabilities	2,375.4	264.0	1,970.4	—	4,609.8

LONG-TERM LIABILITIES:
Long-term debt	1,291.8	—	11.2	—	1,303.0
Intercompany accounts, net	(825.6)	1,237.3	(411.7)	—	—
Other	165.0	121.7	425.7	—	712.4

Total long-term liabilities	631.2	1,359.0	25.2	—	2,015.4

EQUITY:
Lear Corporation stockholders’ equity	198.9	1,177.4	2,207.7	(3,385.1)	198.9
Noncontrolling interests	—	—	48.8	—	48.8

Equity	198.9	1,177.4	2,256.5	(3,385.1)	247.7

	$3,205.5	$2,800.4	$4,252.1	$(3,385.1)	$6,872.9

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(18) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	For the Three Months Ended July 4, 2009
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$39.7	$313.0	$2,471.1	$(542.8)	$2,281.0

Cost of sales	58.4	335.0	2,395.3	(542.8)	2,245.9
Selling, general and administrative expenses	41.2	6.8	73.5	—	121.5
Interest (income) expense	51.9	12.8	(2.4)	—	62.3
Intercompany (income) expense, net	(100.9)	(0.6)	101.5	—	—
Other (income) expense, net	(20.9)	0.9	25.7	—	5.7

Consolidated income (loss) before income taxes and equity in net loss of subsidiaries	10.0	(41.9)	(122.5)	—	(154.4)
Provision for income taxes	—	—	14.0	—	14.0
Equity in net loss of subsidiaries	183.6	34.7	—	(218.3)	—

Consolidated net loss	(173.6)	(76.6)	(136.5)	218.3	(168.4)
Less: Net income attributable to noncontrolling interests	—	—	5.2	—	5.2

Net loss attributable to Lear	$(173.6)	$(76.6)	$(141.7)	$218.3	$(173.6)

	For the Three Months Ended June 28, 2008
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$125.4	$634.4	$4,256.1	$(1,036.9)	$3,979.0

Cost of sales	152.9	621.4	3,980.5	(1,036.9)	3,717.9
Selling, general and administrative expenses	43.3	7.0	105.3	—	155.6
Interest (income) expense	42.3	11.4	(8.1)	—	45.6
Intercompany (income) expense, net	(45.9)	(0.6)	46.5	—	—
Other (income) expense, net	1.5	(4.6)	0.7	—	(2.4)

Consolidated income (loss) before income taxes and equity in net income of subsidiaries	(68.7)	(0.2)	131.2	—	62.3
Provision for income taxes	—	—	37.5	—	37.5
Equity in net income of subsidiaries	(87.0)	(70.0)	—	157.0	—

Consolidated net income	18.3	69.8	93.7	(157.0)	24.8
Less: Net income attributable to noncontrolling interests	—	—	6.5	—	6.5

Net income attributable to Lear	$18.3	$69.8	$87.2	$(157.0)	$18.3

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(18) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	For the Six Months Ended July 4, 2009
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$97.2	$679.4	$4,758.8	$(1,086.1)	$4,449.3

Cost of sales	120.5	717.0	4,738.4	(1,086.1)	4,489.8
Selling, general and administrative expenses	80.2	11.4	142.2	—	233.8
Interest expense	90.8	27.9	—	—	118.7
Intercompany (income) expense, net	(28.1)	(1.9)	30.0	—	—
Other (income) expense, net	(31.7)	3.9	46.3	—	18.5

Consolidated loss before income taxes and equity in net loss of subsidiaries	(134.5)	(78.9)	(198.1)	—	(411.5)
Provision for income taxes	—	(9.6)	29.3	—	19.7
Equity in net loss of subsidiaries	303.9	65.9	—	(369.8)	—

Consolidated net loss	(438.4)	(135.2)	(227.4)	369.8	(431.2)
Less: Net income attributable to noncontrolling interests	—	—	7.2	—	7.2

Net loss attributable to Lear	$(438.4)	$(135.2)	$(234.6)	$369.8	$(438.4)

	For the Six Months Ended June 28, 2008
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$275.9	$1,371.6	$8,232.4	$(2,043.3)	$7,836.6

Cost of sales	316.8	1,303.0	7,702.9	(2,043.3)	7,279.4
Selling, general and administrative expenses	77.0	13.1	198.7	—	288.8
Interest (income) expense	70.1	41.3	(18.4)	—	93.0
Intercompany (income) expense, net	(125.7)	—	125.7	—	—
Other (income) expense, net	0.6	5.8	(6.8)	—	(0.4)

Consolidated income (loss) before income taxes and equity in net income of subsidiaries	(62.9)	8.4	230.3	—	175.8
Provision for income taxes	—	—	68.8	—	68.8
Equity in net income of subsidiaries	(159.4)	(123.4)	—	282.8	—

Consolidated net income	96.5	131.8	161.5	(282.8)	107.0
Less: Net income attributable to noncontrolling interests	—	—	10.5	—	10.5

Net income attributable to Lear	$96.5	$131.8	$151.0	$(282.8)	$96.5

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(18) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	For the Six Months Ended July 4, 2009
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net cash used in operating activities	$(97.2)	$(177.2)	$(122.1)	$—	$(396.5)
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(0.8)	(3.1)	(38.2)	—	(42.1)
Other, net	2.1	2.6	4.5	—	9.2

Net cash provided by (used) in investing activities	1.3	(0.5)	(33.7)	—	(32.9)

Cash Flows from Financing Activities:
Other long-term debt repayments, net	—	—	(2.6)	—	(2.6)
Short-term debt repayments, net	—	—	(9.0)	—	(9.0)
Payment of financing fees	(21.2)	—	—	—	(21.2)
Dividends paid to noncontrolling interests	—	—	(15.4)	—	(15.4)
Increase (decrease) in drafts	(0.1)	(0.3)	0.1	—	(0.3)
Change in intercompany accounts	(1,072.4)	177.9	894.5	—	—

Net cash provided by (used in) financing activities	(1,093.7)	177.6	867.6	—	(48.5)

Effect of foreign currency translation	—	—	19.3	—	19.3

Net Change in Cash and Cash Equivalents	(1,189.6)	(0.1)	731.1	—	(458.6)
Cash and Cash Equivalents as of Beginning of Period	1,310.6	0.6	280.9	—	1,592.1

Cash and Cash Equivalents as of End of Period	$121.0	$0.5	$1,012.0	$—	$1,133.5

	For the Six Months Ended June 28, 2008
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net cash provided by (used in) operating activities	$(39.1)	$(55.0)	$303.0	$—	$208.9
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(2.5)	(7.4)	(85.6)	—	(95.5)
Other, net	1.1	(15.6)	24.6	—	10.1

Net cash used in investing activities	(1.4)	(23.0)	(61.0)	—	(85.4)

Cash Flows from Financing Activities:
Repayment of senior notes	(87.0)	—	—	—	(87.0)
Other long-term debt repayments, net	(0.1)	—	(4.3)	—	(4.4)
Short-term debt repayments, net	—	(0.1)	(0.9)	—	(1.0)
Repurchase of common stock	(1.6)	—	—	—	(1.6)
Dividends paid to noncontrolling interests	—	—	(14.7)	—	(14.7)
Increase (decrease) in drafts	(3.6)	(0.4)	0.2	—	(3.8)
Change in intercompany accounts	148.5	79.1	(227.6)	—	—

Net cash provided by (used in) financing activities	56.2	78.6	(247.3)	—	(112.5)

Effect of foreign currency translation	—	—	11.2	—	11.2

Net Change in Cash and Cash Equivalents	15.7	0.6	5.9	—	22.2
Cash and Cash Equivalents as of Beginning of Period	189.9	0.4	411.0	—	601.3

Cash and Cash Equivalents as of End of Period	$205.6	$1.0	$416.9	$—	$623.5

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(18) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)
Basis of Presentation — Certain of the Company’s 100% owned subsidiaries (the “Guarantors”) have unconditionally fully guaranteed, on a joint and several basis, the punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all of the Company’s obligations under the pre-petition primary credit facility and the indentures governing the Company’s senior notes, including the Company’s obligations to pay principal, premium, if any, and interest with respect to the senior notes. The senior notes consist of $298.0 million aggregate principal amount of 8.50% senior notes due 2013, $598.3 million aggregate principal amount of 8.75% senior notes due 2016, $399.5 million aggregate principal amount of 5.75% senior notes due 2014 and $0.8 million aggregate principal amount of zero-coupon convertible senior notes due 2022. The Guarantors under the indentures are currently Lear Automotive Dearborn, Inc., Lear Corporation EEDS and Interiors, Lear Corporation (Germany) Ltd., Lear Operations Corporation and Lear Seating Holdings Corp. #50. On June 29, 2009, the Company entered into an amendment and release to the pre-petition primary credit facility with the lenders thereunder authorizing the release of the Company’s foreign subsidiaries, Lear Automotive (EEDS) Spain S.L. and Lear Corporation Mexico, S. de R.L. de C.V., from their respective obligations as guarantors under the pre-petition primary credit facility. Such subsidiaries were released as guarantors pursuant to a release delivered on June 29, 2009, by the administrative agent under the pre-petition primary credit facility. In lieu of providing separate financial statements for the Guarantors, the Company has included the supplemental guarantor condensed consolidating financial statements above. These financial statements reflect the guarantors listed above for all periods presented. Management does not believe that separate financial statements of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented.
As of December 31, 2008 and for the three and six months ended June 28, 2008, the supplemental guarantor condensed consolidating financial statements have been restated to reflect certain changes to the equity investments of the guarantor subsidiaries and the release of Lear Automotive (EEDS) Spain S.L. and Lear Corporation Mexico, S. de R.L. de C.V. as guarantors.
Distributions — There are no significant restrictions on the ability of the Guarantors to make distributions to the Company.
Selling, General and Administrative Expenses — Corporate and division selling, general and administrative expenses are allocated to the operating subsidiaries based on various factors, which estimate usage of particular corporate and division functions, and in certain instances, other relevant factors, such as the revenues or the number of employees of the Company’s subsidiaries. In the three months ended July 4, 2009 and June 28, 2008, ($4.7) million and $5.1 million, respectively, of selling, general and administrative expenses were allocated (to) from the Parent, and in the six months ended July 4, 2009 and June 28, 2008, ($4.0) million and $13.0 million, respectively, of selling, general and administrative expenses were allocated (to) from the Parent.
Long-Term Debt of the Parent and the Guarantors — A summary of long-term debt of the Parent and the Guarantors on a combined basis is shown below (in millions):

	July 4,	December 31,
	2009	2008
Pre-petition primary credit facility — revolver	$1,192.0	$1,192.0
Pre-petition primary credit facility — term loan	985.0	985.0
Senior notes	1,287.6	1,287.6
Other long-term debt	4.1	4.2

	3,468.7	3,468.8
Less — Current portion	(4.1)	—
Pre-petition primary credit facility — revolver	(1,192.0)	(1,192.0)
Pre-petition primary credit facility — term loan	(985.0)	(985.0)
Senior notes	(1,287.6)	—

	$—	$1,291.8

Obligations under the Company’s pre-petition primary credit facility and senior notes are classified as current liabilities in the accompanying guarantor condensed consolidating balance sheet as of July 4, 2009, as a result of the Company’s filing under Chapter 11 and the related matters described in Note 6, “Long-Term Debt.”

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
Reorganization under Chapter 11 of the Bankruptcy Code
On July 6, 2009, we entered into agreements supporting a proposed plan of reorganization (a “Qualified Plan”) with certain of the lenders under our pre-petition primary credit facility and certain holders of our senior notes (collectively, the “Plan Support Agreements”) (see “— Plan of Reorganization” below). Upon entering into the Plan Support Agreements, on July 7, 2009, Lear and certain of its United States and Canadian subsidiaries (the “Canadian Debtors” and collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) (Consolidated Case No. 09-14326) (the “Chapter 11 Cases”). On July 9, 2009, the Canadian Debtors also filed petitions for protection under section 18.6 of the Companies’ Creditors Arrangement Act (the “CCAA”) in the Ontario Superior Court, Commercial List (the “Canadian Court”). The Canadian Debtors are seeking relief consistent with the relief sought by the Debtors in the Chapter 11 Cases. As of the date of this Report, the Debtors continue to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 and orders of the Bankruptcy Court and the Canadian Court.
The filing of the Chapter 11 Cases constituted a default or otherwise triggered repayment obligations under substantially all of the pre-petition debt obligations of the Debtors. However, under Chapter 11, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect pre-petition indebtedness or to exercise control over the property of the debtor’s estate.
We anticipate that substantially all of the Debtors’ pre-petition liabilities will be resolved under, and treated in accordance with, a plan of reorganization (a “Plan”). For further information, see Note 1, “Basis of Presentation and Reorganization under Chapter 11,” and Note 6, “Long-Term Debt,” to the condensed consolidated financial statements included in this Report.
DIP Agreement and Exit Facility
On July 6, 2009, the Debtors entered into a credit and guarantee agreement by and among Lear, as borrower, and the other guarantors named therein, JPMorgan Chase Bank, N.A., as administrative agent, and each of the lenders party thereto (the “DIP Agreement”). The DIP Agreement provides for new money debtor-in-possession financing comprised of a term loan in the aggregate principal amount of $500 million (the “DIP Facility”). On August 4, 2009, the Bankruptcy Court entered an order approving the DIP Agreement. The closing of the DIP Facility occurred on August 4, 2009, and as of August 5, 2009, the Debtors have access to $500 million in debtor-in-possession financing. Upon the Debtors’ emergence from bankruptcy proceedings, subject to certain conditions, the DIP Facility is convertible, at our option, into an exit facility of up to $500 million (the “Exit Facility”), comprised of a term loan in an aggregate principal amount equal to the principal amount of the term loans outstanding under the DIP Agreement at the time of conversion. For further information regarding the DIP Agreement and the Exit Facility, see “— Liquidity and Capital Resources — Capitalization — DIP Agreement and Exit Facility.”
Plan of Reorganization
The Qualified Plan provides for a restructuring of the Debtors’ capital structure which, after the effective date of the Qualified Plan, would consist of the following:
•	up to a $500 million first lien term loan Exit Facility;

•	a $600 million second lien term loan;

•	$500 million of Series A convertible preferred stock (which would not bear any mandatory dividends);

•	a single class of common stock, including sufficient shares to provide for: (i) management equity grants, (ii) the issuance to the lenders of warrants, at a nominal exercise price, to purchase common stock with a value of up to $25 million, to the extent that the DIP Facility is converted into an Exit Facility and the Exit Facility fee to the lenders is not paid in

LEAR CORPORATION
cash, (iii) the conversion of the Series A convertible preferred common stock into common stock and (iv) the issuance to the holders of senior notes and certain other general unsecured claims of warrants to purchase 15% of our new common stock. The warrants are exercisable at a nominal exercise price at any time during the period (a) commencing on the date on which the implied trading value of Lear’s common stock is greater than $3.3 billion for 20 trading days during any 30 consecutive trading day period and (b) ending on the fifth anniversary of the effective date of the Plan; and

•	liquidity of $1 billion, including not less than $800 million of cash and cash equivalents, with amounts in excess thereof prepaying first, up to $50 million of the Series A convertible preferred stock; second, up to $50 million of the second lien term loan; and third, the Exit Facility.
The Qualified Plan has the support of (i) certain lenders who are parties to our pre-petition primary credit facility representing approximately 68% of the aggregate amount of the lender claims under the pre-petition primary credit facility and (ii) certain holders of senior notes representing more than 50% of the aggregate amount of all claims under the senior notes.
For further information regarding the Chapter 11 Cases, see Note 1, “Basis of Presentation and Reorganization under Chapter 11,” to the condensed consolidated financial statements included in this Report.
Delisting of Lear’s Common Stock by the NYSE
Lear’s shares of common stock were listed on the New York Stock Exchange (the “NYSE”) under the symbol “LEA.” In connection with our announced intention to file for Chapter 11, on July 2, 2009, the NYSE suspended the trading of our shares, and the NYSE has since delisted our common stock. Lear’s common stock is currently trading on the Pink Sheets over-the-counter electronic market under the symbol “LEARQ.” For further information, see Note 1, “Basis of Presentation and Reorganization under Chapter 11,” to the condensed consolidated financial statements included in this Report.
Industry Overview
Demand for our products is directly related to the automotive vehicle production of our major customers. Automotive sales and production can be affected by general economic or industry conditions, labor relations issues, fuel prices, regulatory requirements, government initiatives, trade agreements and other factors. Our operating results are also significantly impacted by the overall commercial success of the vehicle platforms for which we supply particular products, as well as our relative profitability on these platforms. In addition, it is possible that customers could elect to manufacture components internally that are currently produced by external suppliers, such as Lear. A significant loss of business with respect to any vehicle model for which we are a significant supplier, or a decrease in the production levels of any such models, could have a material adverse impact on our future operating results. In this regard, a continuation of the shift in consumer purchasing patterns from certain of our key light truck and SUV platforms toward passenger cars, crossover vehicles or other vehicle platforms where we generally have substantially less content will adversely affect our future operating results.
In addition, our two largest customers, General Motors and Ford, accounted for approximately 37% of our net sales in 2008, excluding net sales to Saab and Volvo, which are affiliates of General Motors and Ford, respectively. These customers will continue to account for significant percentages of our net sales in 2009. Automotive production by General Motors and Ford has declined substantially in recent years, and lower production levels have continued in 2009. In addition, the automotive operations of both General Motors and Ford have experienced significant operating losses, and both automakers are continuing to restructure their North American operations, which could have a material impact on our future operating results. Furthermore, on April 30, 2009, Chrysler filed for bankruptcy protection under Chapter 11 as part of a U.S. government supported plan of reorganization and announced that it would temporarily idle most of its plants until completion of its bankruptcy process. On June 10, 2009, Chrysler announced its emergence from bankruptcy protection, the consummation of a new global strategic alliance with Fiat Group and Chrysler’s intent to resume production at certain of its North American assembly plants. In April 2009, General Motors announced an extended production shutdown in North America during the second quarter of 2009, and on June 1, 2009, General Motors and certain of its U.S. subsidiaries filed for bankruptcy protection under Chapter 11 as part of a U.S. government supported plan of reorganization. On July 10, 2009, General Motors sold substantially all of its assets to a new entity, General Motors Company, funded by the U.S. Department of the Treasury (“UST”). Although Chrysler and General Motors Company emerged from bankruptcy protection, the financial prospects of the major domestic automakers remain highly uncertain.
In response to industry conditions, we elected to participate in the Auto Supplier Support Program established by UST, under which eligible General Motors and Chrysler receivables owed to Lear were purchased, without recourse and at a discount, by certain special purpose entities affiliated with General Motors and Chrysler, and the payment of such receivables was guaranteed by the U.S. government. In the second quarter of 2009, Chrysler discontinued its participation in the Auto Supplier Support Program. In July 2009, we elected to discontinue our participation in General Motors’ Auto Supplier Support Program. We also participated in a similar program in Canada, under which the Canadian government guaranteed the payment of certain General Motors receivables. It is uncertain whether any additional government support will be made available directly to automotive suppliers and whether any such

LEAR CORPORATION
support will be made available on commercially acceptable terms. See “— Liquidity and Capital Resources — Capitalization — Off-Balance Sheet Arrangements — Accounts Receivable Factoring,” for further information.
Automotive industry conditions in North America and Europe have been and continue to be extremely challenging. In North America, the industry is characterized by significant overcapacity, fierce competition and rapidly declining sales. In Europe, the market structure is more fragmented with significant overcapacity and rapidly declining sales. We expect these challenging industry conditions to continue in the foreseeable future. Our business has been severely affected by the turmoil in the global credit markets, significant reductions in new housing construction, volatile fuel prices and recessionary trends in the U.S. and global economies. These conditions had a dramatic impact on consumer vehicle demand in 2008, resulting in the lowest per capita sales rates in the United States in half a century and lower global automotive production following six years of steady growth. In North America, Chrysler temporarily idled most of its plants until the completion of its bankruptcy process, and General Motors extended its production shutdown during the second quarter of 2009. During the first six months of 2009, North American production levels declined by approximately 50%, and European production levels declined by approximately 32% from the comparable period in 2008.
Historically, the majority of our sales and operating profit has been derived from the U.S.-based automotive manufacturers in North America and, to a lesser extent, automotive manufacturers in Western Europe. Many of these customers have experienced declines in market share in their traditional markets. In addition, a disproportionate amount of our net sales and profitability in North America has been on light truck and large SUV platforms of the domestic automakers, which are experiencing significant competitive pressures and reduced demand. As discussed below, our ability to maintain and improve our financial performance in the future will depend, in part, on our ability to significantly increase our penetration of Asian automotive manufacturers worldwide and leverage our existing North American and European customer base geographically and across both product lines.
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
Our material cost as a percentage of net sales was 69.8% in the first half of 2009, as compared to 69.3% in 2008 and 68.0% in 2007. Raw material, energy and commodity costs have been extremely volatile over the past several years and were significantly higher throughout much of 2008. Unfavorable industry conditions have also resulted in financial distress within our supply base and an increase in commercial disputes and the risk of supply disruption. We have developed and implemented strategies to mitigate or partially offset the impact of higher raw material, energy and commodity costs, which include cost reduction actions, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, due to significantly lower production volumes combined with increased raw material, energy and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. In addition, higher crude oil prices indirectly impact our operating results by adversely affecting demand for certain of our key light truck and large SUV platforms. Although raw material, energy and commodity costs have recently moderated, these costs remain volatile and could have an adverse impact on our operating results in the foreseeable future. See “— Forward-Looking Statements” and Item 1A, “Risk Factors — High raw material costs could continue to have a significant adverse impact on our profitability,” in our Annual Report on Form 10-K for the year ended December 31, 2008, as supplemented below in Part II — Item 1A, “Risk Factors,” in this Report.
Outlook
As discussed herein, recent market events, including an unfavorable global economic environment, extremely challenging automotive industry conditions and the global credit crisis, are adversely impacting global automotive demand and have impacted and will continue to significantly impact our operating results in the foreseeable future. In response, we have continued to restructure our global operations and to aggressively reduce our costs. These actions have been designed to better align our manufacturing capacity, lower our operating costs and streamline our organizational structure. Additionally, as discussed above, the outcome of the Chapter 11 Cases and related matters could negatively impact our business prospects and financial results. Our future financial results will also be affected by cash utilized in operations, including restructuring activities, and will be subject to certain factors outside of our control, such as the continued global economic downturn and turmoil in the global credit markets, challenging automotive industry conditions, including reductions in production levels, the financial condition and restructuring actions of our customers and suppliers and other related factors. No assurances can be given regarding the length or severity of the global economic downturn and its ultimate impact on our financial results, our ability to obtain approval of and to consummate a Plan to effect our emergence from

LEAR CORPORATION
Chapter 11, the impact that events occurring during the reorganization process will have on our business and financial results or the other factors described in this paragraph. See “— Executive Overview” above, “— Liquidity and Capital Resources” and “— Forward-Looking Statements” below and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2008, as supplemented below in Part II — Item 1A, “Risk Factors,” in this Report, for further discussion of the risks and uncertainties affecting our cash flows from operations, borrowing availability and overall liquidity.
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
We monitor our goodwill and long-lived assets for impairment indicators on an ongoing basis. With respect to goodwill, we considered the impact of current market and economic conditions on fair value of each of our reporting units, and, as of July 4, 2009, do not believe that an impairment is more likely than not to have occurred. In addition, we considered the impact of current market and economic conditions on the recoverability of long-lived assets and do not believe that there were any indicators that would have resulted in additional long-lived asset impairment charges as of July 4, 2009. We will, however, continue to assess the impact of any significant industry events and long-term automotive production estimates on our recorded goodwill and the realization of our long-lived assets. A prolonged decline in automotive production levels or other significant industry events could result in goodwill and long-lived asset impairment charges.
Restructuring
In 2005, we initiated a three-year restructuring strategy to (i) better align our manufacturing capacity with the changing needs of our customers, (ii) eliminate excess capacity and lower our operating costs and (iii) streamline our organizational structure and reposition our business for improved long-term profitability. In light of industry conditions and customer announcements, we expanded this strategy in 2008. Through the end of 2008, we incurred pretax restructuring costs of approximately $528 million and related manufacturing inefficiency charges of approximately $52 million.
We have continued to restructure our global operations and to aggressively reduce our costs in 2009 and expect continued accelerated restructuring actions and related investments for at least the next several years. In the first half of 2009, we recorded restructuring charges of approximately $125 million and related manufacturing inefficiency charges of approximately $9 million.
Other Matters
In the three and six months ended July 4, 2009, we incurred fees and expenses related to our capital restructuring of $15 million and $21 million, respectively. In addition, in the three and six months ended July 4, 2009, we recognized tax benefits of $8 million and $18 million, respectively, related to reductions in recorded tax reserves, as well as tax expense of $4 million and $10 million, respectively, related to the establishment of valuation allowances in certain foreign subsidiaries in the first half of 2009.
As discussed above, our results for the first three and six months of 2009 and 2008 reflect the following items (in millions):

LEAR CORPORATION

	Three months ended		Six months ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
Costs related to restructuring actions, including manufacturing inefficiencies of $5 million and $9 million in the three and six months ended July 4, 2009, respectively, and $7 million and $10 million in the three and six months ended June 28, 2008, respectively	$19	$58	$134	$82
Fees and expenses related to capital restructuring	15	—	21	—
Impairment of investment in affiliate	27	—	—	—
Tax benefits, net	4	—	8	—
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
RESULTS OF OPERATIONS
A summary of our operating results as a percentage of net sales is shown below (dollar amounts in millions):

	Three Months Ended				Six Months Ended
	July 4,		June 28,		July 4,		June 28,
	2009		2008		2009		2008
Net sales
Seating	$1,847.3	81.0%	$3,141.2	78.9%	$3,600.0	80.9%	$6,177.3	78.8%
Electrical and electronic	433.7	19.0	837.8	21.1	849.3	19.1	1,659.3	21.2

Net sales	2,281.0	100.0	3,979.0	100.0	4,449.3	100.0	7,836.6	100.0

Gross profit (loss)	35.1	1.5	261.1	6.6	(40.5)	(0.9)	557.2	7.1
Selling, general and administrative expenses	121.5	5.3	155.6	3.9	233.8	5.3	288.8	3.7
Interest expense	62.3	2.7	45.6	1.2	118.7	2.7	93.0	1.2
Other (income) expense, net	5.7	0.3	(2.4)	(0.1)	18.5	0.4	(0.4)	—
Provision for income taxes	14.0	0.6	37.5	0.9	19.7	0.4	68.8	0.9
Net income attributable to noncontrolling interests	5.2	0.2	6.5	0.2	7.2	0.2	10.5	0.1

Net income (loss) attributable to Lear	$(173.6)	(7.6)%	$18.3	0.5%	$(438.4)	(9.9)%	$96.5	1.2%

Three Months Ended July 4, 2009 vs. Three Months Ended June 28, 2008
Net sales in the second quarter of 2009 were $2.3 billion as compared to $4.0 billion in the second quarter of 2008, a decrease of $1.7 billion or 42.7%. Lower industry production volumes in North America and Europe, as well as the impact of net foreign exchange rate fluctuations, negatively impacted net sales by $1.4 billion and $248 million, respectively.
Gross profit and gross margin were $35 million and 1.5% in the quarter ended July 4, 2009, as compared to $261 million and 6.6% in the quarter ended June 28, 2008. Lower industry production volumes reduced gross profit by $298 million. The benefit of our productivity and restructuring actions was partially offset by the impact of net selling price reductions.
Selling, general and administrative expenses, including engineering and development expenses, were $122 million in the three months ended July 4, 2009, as compared to $156 million in the three months ended June 28, 2008. The decrease in selling, general and administrative expenses was primarily due to favorable cost performance in the second quarter of 2009, including lower compensation-related expenses, as well as reduced engineering and development expenses. These decreases were partially offset by

LEAR CORPORATION
fees and expenses related to our capital restructuring of $15 million. As a percentage of net sales, selling, general and administrative expenses increased to 5.3% in the second quarter of 2009 from 3.9% in the second quarter of 2008, as net sales declined at a more rapid rate than selling, general and administrative expenses.
Interest expense was $62 million in the second quarter of 2009 as compared to $46 million in the second quarter of 2008. The increase in interest expense in the second quarter of 2009 was primarily due to higher borrowing levels and associated costs, as well as fees associated with our pre-petition primary credit facility amendments and waivers.
Other (income) expense, which includes non-income related taxes, foreign exchange gains and losses, discounts and expenses associated with our factoring facilities, gains and losses related to derivative instruments and hedging activities, equity in net income (loss) of affiliates, gains and losses on the sales of assets and other miscellaneous income and expense, was $6 million in the second quarter of 2009, as compared to ($2) million in the second quarter of 2008. The increase in expense between periods was primarily due to an impairment charge of $27 million related to an investment in an equity affiliate, largely offset by foreign exchange gains recognized in the current quarter.
The provision for income taxes was $14 million for the second quarter of 2009, representing an effective tax rate of negative 9.1% on a pretax loss of $154 million, as compared to $38 million for the second quarter of 2008, representing an effective tax rate of 60.2% on pretax income of $62 million. The provision for income taxes in the second quarter of 2009 primarily relates to profitable foreign operations, as well as withholding taxes on royalties and dividends paid by our foreign subsidiaries. In addition, we incurred losses in several countries that provided no tax benefits due to valuation allowances on our deferred tax assets in those countries. The provision was also impacted by a portion of our restructuring charges, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Additionally, the provision was impacted by tax benefits of $8 million, including interest, related to reductions in recorded tax reserves and tax expense of $4 million related to the establishment of valuation allowances in certain foreign subsidiaries. The provision for income taxes in the second quarter of 2008 was impacted by a portion of our restructuring charges, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Excluding these items, the effective tax rate in the second quarter of 2009 and 2008 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, foreign and U.S. valuation allowances, tax credits, income tax incentives and other permanent items.
Further, our current and future provision for income taxes is significantly impacted by the initial recognition of and changes in valuation allowances in certain countries, particularly the United States. We intend to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Our future income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowances are eliminated. Accordingly, income taxes are impacted by the U.S. and foreign valuation allowances and the mix of earnings among jurisdictions.
Net income (loss) attributable to Lear in the second quarter of 2009 was ($174) million, or ($2.24) per diluted share, as compared to $18 million, or $0.23 per diluted share, in the second quarter of 2008, for the reasons described above.
Reportable Operating Segments
We have two reportable operating segments: seating, which includes seat systems and the components thereof; and electrical and electronic, which includes electrical distribution systems and electronic products, primarily wire harnesses, junction boxes, terminals and connectors and various electronic control modules, as well as audio sound systems and in-vehicle television and video entertainment systems. The financial information presented below is for our two reportable operating segments and our other category for the periods presented. The other category includes unallocated costs related to corporate headquarters, geographic headquarters and the elimination of intercompany activities, none of which meets the requirements of being classified as an operating segment. Corporate and geographic headquarters costs include various support functions, such as information technology, corporate finance, legal, executive administration and human resources. Financial measures regarding each segment’s pretax income (loss) before interest and other (income) expense (“segment earnings”) and segment earnings divided by net sales (“margin”) are not measures of performance under accounting principles generally accepted in the United States (“GAAP”). Segment earnings and the related margin are used by management to evaluate the performance of our reportable operating segments. Segment earnings should not be considered in isolation or as a substitute for net income (loss) attributable to Lear, net cash provided by (used in) operating activities or other statement of operations or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, segment earnings, as we determine it, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated segment earnings to consolidated income (loss) before provision for income taxes, see Note 15, “Segment Reporting,” to the condensed consolidated financial statements included in this Report.

LEAR CORPORATION
Seating
A summary of financial measures for our seating segment is shown below (dollar amounts in millions):

	Three months ended
	July 4,	June 28,
	2009	2008
Net sales	$1,847.3	$3,141.2
Segment earnings (1)	9.1	130.0
Margin	0.5%	4.1%

(1)	See definition above.
Seating net sales were $1.8 billion in the second quarter of 2009 as compared to $3.1 billion in the second quarter of 2008. Lower industry production volumes in North America and Europe, as well as the impact of net foreign exchange rate fluctuations, negatively impacted net sales by $1.1 billion and $208 million, respectively. Segment earnings and the related margin on net sales were $9.1 million and 0.5% in the second quarter of 2009 as compared to $130 million and 4.1% in the second quarter of 2008. The decline in segment earnings was largely due to lower industry production volumes, which negatively impacted segment earnings by $215 million. This decrease was partially offset by the benefit of our productivity and restructuring actions. In addition, in the second quarter of 2009, we incurred costs related to our restructuring actions of $8 million, as compared $43 million in the second quarter of 2008.
Electrical and electronic
A summary of financial measures for our electrical and electronic segment is shown below (dollar amounts in millions):

	Three months ended
	July 4,	June 28,
	2009	2008
Net sales	$433.7	$837.8
Segment earnings (1)	(45.7)	31.2
Margin	(10.5)%	3.7%

(1)	See definition above.
Electrical and electronic net sales were $434 million in the second quarter of 2009 as compared to $838 million in the second quarter of 2008. Lower industry production volumes in North America and Europe, as well as the impact of net foreign exchange rate fluctuations, negatively impacted net sales by $311 million and $40 million, respectively. Segment earnings and the related margin on net sales were ($46) million and negative 10.5% in the second quarter of 2009 as compared to $31 million and 3.7% in the second quarter of 2008. The decline in segment earnings was largely due to lower industry production volumes, which negatively impacted segment earnings by $83 million. In addition, in the second quarter of 2009, we incurred costs related to our restructuring actions of $11 million, as compared to $9 million in the second quarter of 2008.
Other
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

	Three months ended
	July 4,	June 28,
	2009	2008
Net sales	$—	$—
Segment earnings (1)	(49.8)	(55.7)
Margin	N/A	N/A

(1)	See definition above.
Our other category includes unallocated corporate and geographic headquarters costs, as well as the elimination of intercompany activity. Corporate and geographic headquarters costs include various support functions, such as information technology, corporate finance, legal, executive administration and human resources. Segment earnings related to our other category were ($50) million in the second quarter of 2009 as compared to ($56) million in the second quarter of 2008, primarily due to reduced spending and lower

LEAR CORPORATION
compensation-related expenses, partially offset by fees and expenses related to our capital restructuring. In addition, we incurred $6 million in costs related to our restructuring actions in the second quarter of 2008.
Six Months Ended July 4, 2009 vs. Six Months Ended June 28, 2008
Net sales in the first six months of 2009 were $4.4 billion as compared to $7.8 billion in the first six months of 2008, a decrease of $3.4 billion or 43.2%. Lower industry production volumes in North America and Europe, as well as the impact of net foreign exchange rate fluctuations, negatively impacted net sales by $2.8 billion and $460 million, respectively.
Gross profit (loss) and gross margin were ($41) million and negative 0.9% in the six months ended July 4, 2009, as compared to $557 million and 7.1% in the six months ended June 28, 2008. Lower industry production volumes reduced gross profit by $605 million. The benefit of our restructuring and other productivity actions was offset by the impact of net selling price reductions and costs related to our restructuring actions.
Selling, general and administrative expenses, including engineering and development expenses, were $234 million in the first six months of 2009, as compared to $289 million in the first six months of 2008. The decrease in selling, general and administrative expenses was primarily due to favorable cost performance in the first six months of 2009, including lower compensation-related expenses, as well as reduced engineering and development expenses. These decreases were partially offset by fees and expenses related to our capital restructuring of $21 million. As a percentage of net sales, selling, general and administrative expenses increased to 5.3% in the first half of 2009 from 3.7% in the first half of 2008, as net sales declined at a more rapid rate than selling, general and administrative expenses.
Interest expense was $119 million in the six months ended July 4, 2009, as compared to $93 million in the six months ended June 28, 2008. The increase in interest expense in the first half of 2009 was primarily due to higher borrowing levels and associated costs, as well as fees associated with our pre-petition primary credit facility amendments and waivers.
Other (income) expense, which includes non-income related taxes, foreign exchange gains and losses, discounts and expenses associated with our factoring facilities, gains and losses related to derivative instruments and hedging activities, equity in net income (loss) of affiliates, gains and losses on the sales of assets and other miscellaneous income and expense, was $19 million in the first six months of 2009 as compared to income of less than $1 million in the first six months of 2008. The increase in expense between periods was primarily due to an increase in equity in net loss of affiliates, as well as an impairment charge of $27 million related to an investment in an equity affiliate, partially offset by foreign exchange gains recognized in the first six months of 2009.
The provision for income taxes was $20 million for the first half of 2009, representing an effective tax rate of negative 4.8% on a pretax loss of $412 million, as compared to $69 million for the first half of 2008, representing an effective tax rate of 39.1% on pretax income of $176 million. The provision for income taxes in the first half of 2009 primarily relates to profitable foreign operations, as well as withholding taxes on royalties and dividends paid by our foreign subsidiaries. In addition, we incurred losses in several countries that provided no tax benefits due to valuation allowances on our deferred tax assets in those countries. The provision was also impacted by a portion of our restructuring charges, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Additionally, the provision was impacted by tax benefits of $18 million, including interest, related to reductions in recorded tax reserves and tax expense of $10 million related to the establishment of valuation allowances in certain foreign subsidiaries. The provision for income taxes in the first half of 2008 was impacted by a portion of our restructuring charges, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Excluding these items, the effective tax rate in the first half of 2009 and 2008 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, foreign and U.S. valuation allowances, tax credits, income tax incentives and other permanent items.
Further, our current and future provision for income taxes is significantly impacted by the initial recognition of and changes in valuation allowances in certain countries, particularly the United States. We intend to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Our future income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowances are eliminated. Accordingly, income taxes are impacted by the U.S. and foreign valuation allowances and the mix of earnings among jurisdictions.
Net income (loss) attributable to Lear in the first six months of 2009 was ($438) million, or ($5.66) per diluted share, as compared to $97 million, or $1.23 per diluted share, in the first six months of 2008, for the reasons described above.

LEAR CORPORATION
Reportable Operating Segments
We have two reportable operating segments: seating, which includes seat systems and the components thereof; and electrical and electronic, which includes electrical distribution systems and electronic products, primarily wire harnesses, junction boxes, terminals and connectors and various electronic control modules, as well as audio sound systems and in-vehicle television and video entertainment systems. The financial information presented below is for our two reportable operating segments and our other category for the periods presented. The other category includes unallocated costs related to corporate headquarters, geographic headquarters and the elimination of intercompany activities, none of which meets the requirements of being classified as an operating segment. Corporate and geographic headquarters costs include various support functions, such as information technology, corporate finance, legal, executive administration and human resources. Financial measures regarding each segment’s pretax income (loss) before interest and other (income) expense (“segment earnings”) and segment earnings divided by net sales (“margin”) are not measures of performance under accounting principles generally accepted in the United States (“GAAP”). Segment earnings and the related margin are used by management to evaluate the performance of our reportable operating segments. Segment earnings should not be considered in isolation or as a substitute for net income (loss) attributable to Lear, net cash provided by (used in) operating activities or other statement of operations or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, segment earnings, as we determine it, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated segment earnings to consolidated income (loss) before provision for income taxes, see Note 15, “Segment Reporting,” to the condensed consolidated financial statements included in this Report.
Seating
A summary of financial measures for our seating segment is shown below (dollar amounts in millions):

	Six months ended
	July 4,	June 28,
	2009	2008
Net sales	$3,600.0	$6,177.3
Segment earnings (1)	(66.2)	313.3
Margin	(1.8)%	5.1%

(1)	See definition above.
Seating net sales were $3.6 billion in the first half of 2009 as compared to $6.2 billion in the first half of 2008. Lower industry production volumes in North America and Europe, as well as the impact of net foreign exchange rate fluctuations, negatively impacted net sales by $2.1 billion and $391 million, respectively. Segment earnings and the related margin on net sales were ($66) million and negative 1.8% in the first half of 2009 as compared to $313 million and 5.1% in the first half of 2008. The decline in segment earnings was largely due to lower industry production volumes, which negatively impacted segment earnings by $428 million. In addition, in the first half of 2009, we incurred costs related to our restructuring actions of $108 million as compared to $57 million in the first half of 2008. The benefit of our productivity and restructuring actions was partially offset by the impact of net selling price reductions.
Electrical and electronic
A summary of financial measures for our electrical and electronic segment is shown below (dollar amounts in millions):

	Six months ended
	July 4,	June 28,
	2009	2008
Net sales	$849.3	$1,659.3
Segment earnings (1)	(113.3)	66.5
Margin	(13.3)%	4.0%

(1)	See definition above.
Electrical and electronic net sales were $0.8 billion in the first half of 2009 as compared to $1.7 billion in the first half of 2008. Lower industry production volumes in North America and Europe, as well as the impact of net foreign exchange rate fluctuations, negatively impacted net sales by $654 million and $69 million, respectively. Segment earnings and the related margin on net sales were ($113) million and negative 13.3% in the first half of 2009 as compared to $66 million and 4.0% in the first half of 2008. The decline in segment earnings was largely due to lower industry production volumes, which negatively impacted segment earnings by $177 million. In addition, in the first half of 2009, we incurred costs related to our restructuring actions of $26 million as compared to $19 million in the first half of 2008.

LEAR CORPORATION
Other
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

	Six months ended
	July 4,	June 28,
	2009	2008
Net sales	$—	$—
Segment earnings(1)	(94.8)	(111.4)
Margin	N/A	N/A

(1) See definition above.
Our other category includes unallocated corporate and geographic headquarters costs, as well as the elimination of intercompany activity. Corporate and geographic headquarters costs include various support functions, such as information technology, purchasing, corporate finance, legal, executive administration and human resources. Segment earnings related to our other category were ($95) million in the first six months of 2009 as compared to ($111) million in the first six months of 2008, primarily due to lower compensation-related expenses, partially offset by fees and expenses related to our capital restructuring. In addition, we incurred $6 million in costs related to our restructuring actions in the first six months of 2008.
RESTRUCTURING
In 2005, we initiated a three-year restructuring strategy to (i) better align our manufacturing capacity with the changing needs of our customers, (ii) eliminate excess capacity and lower our operating costs and (iii) streamline our organizational structure and reposition our business for improved long-term profitability. In light of industry conditions and customer announcements, we expanded this strategy in 2008. Through the end of 2008, we incurred pretax restructuring costs of approximately $528 million and related manufacturing inefficiency charges of approximately $52 million. We have continued to restructure our global operations and to aggressively reduce our costs in 2009 and expect continued accelerated restructuring actions and related investments for at least the next several years.
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
In the first six months of 2009, we recorded restructuring and related manufacturing inefficiency charges of $134 million in connection with our prior restructuring actions and current activities. These charges consist of $125 million recorded as cost of sales, $9 million recorded as selling, general and administrative expenses and ($1) million recorded as income in other (income) expense, net. Cash expenditures related to our restructuring actions totaled $97 million in the first half of 2009, including $2 million in capital expenditures. The 2009 charges consist of employee termination benefits of $58 million, asset impairment charges of $3 million and contract termination costs of $65 million, as well as a net credit to other related costs of ($1) million. We also estimate that we incurred approximately $9 million in manufacturing inefficiency costs during this period as a result of the restructuring. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations. Asset impairment charges relate to fixed assets with carrying values of $3 million in excess of related estimated fair values. Contract termination costs include pension plan curtailment, special termination benefits and other related charges of $57 million and other various costs of $8 million.
LIQUIDITY AND CAPITAL RESOURCES
Our primary liquidity needs are to fund capital expenditures, service indebtedness and support working capital requirements. In addition, approximately 90% of the costs associated with our current restructuring strategy are expected to require cash expenditures. Our principal sources of liquidity are cash flows from operating activities and borrowings under available credit facilities. A substantial portion of our operating income is generated by our subsidiaries. As a result, we are dependent on the earnings and cash flows of and the combination of dividends, royalties and other distributions and advances from our subsidiaries to provide the funds necessary to meet our obligations. Excluding the impact of the Chapter 11 Cases and the related orders of the Canadian Court, there are no significant contractual restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear. For further information regarding potential dividends from our non-U.S. subsidiaries, see Note 10, “Income Taxes,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. As discussed below in “— Capitalization — Adequacy of Liquidity Sources,” as a result of the current challenging economic and industry conditions,

LEAR CORPORATION
we anticipate continued negative net cash provided by operating activities after restructuring and capital expenditures. In addition, as of July 4, 2009, we were in default under our pre-petition primary credit facility and our senior notes, and we filed the Chapter 11 Cases on July 7, 2009. For further information regarding our debt and other defaults, our filing under Chapter 11 and our available credit facilities, see “— Executive Overview” above, “— Capitalization” below and Note 1, “Basis of Presentation and Reorganization under Chapter 11,” and Note 6, “Long-Term Debt,” to the condensed consolidated financial statements included in this Report.
Cash Flow
Cash used in operating activities was $397 million in the first six months of 2009 as compared to cash provided by operating activities of $209 million in the first six months of 2008. The decline primarily reflects lower earnings and the termination of our European accounts receivable factoring facilities. The net change in sold accounts receivable resulted in a decrease in operating cash flow between periods of $253 million. This decrease was partially offset by the net change in working capital, which resulted in an increase in operating cash flow between periods of $124 million. In the first six months of 2009, increases in accounts receivable, excluding the impact of sold accounts receivable, used cash of $42 million, primarily reflecting increased volumes in regions with longer customer payment terms, partially offset by decreased volumes in North America. In the first six months of 2009, decreases in accounts payable used cash of $153 million, primarily reflecting the timing of payments made to our suppliers.
Cash used in investing activities was $33 million in the first six months of 2009 as compared to $85 million in the first six months of 2008. This decrease primarily reflects a reduction in capital expenditures of $53 million. In addition, in the first quarter of 2008, we received cash of $9 million as settlement of a purchase price contingency related to our acquisition of GHW Grote and Hartmann GmbH in 2004. Capital expenditures in 2009 are estimated to be approximately $140 million.
Cash used in financing activities was $49 million in the first six months of 2009 as compared to $113 million in the first six months of 2008. This decrease primarily reflects the repayment of our €56 million aggregate principal amount of senior notes on April 1, 2008, the maturity date, partially offset by the payment of financing fees related to our pre-petition primary credit facility amendments and waivers in the first half of 2009 and our DIP Agreement. See “— Capitalization — DIP Agreement and Exit Facility.”
Capitalization
In addition to cash provided by operating activities, we utilize a combination of available credit facilities to fund our capital expenditures and working capital requirements. For the six months ended July 4, 2009 and June 28, 2008, our average outstanding long-term debt balance, including borrowings outstanding under our pre-petition primary credit facility and obligations outstanding under our senior notes, as of the end of each fiscal quarter, was $3.5 billion and $2.4 billion, respectively. The weighted average long-term interest rate, including rates under our committed pre-petition primary credit facility and our senior notes and the effect of hedging activities, was 5.4% and 7.5% for the respective periods.
We utilize uncommitted lines of credit as needed for our short-term working capital fluctuations. For the six months ended July 4, 2009 and June 28, 2008, our average outstanding short-term debt balance, excluding borrowings outstanding under our pre-petition primary credit facility and obligations outstanding under our senior notes, as of the end of each fiscal quarter, was $39 million and $19 million, respectively. The weighted average short-term interest rate on our unsecured short-term debt balances, excluding rates under our committed pre-petition primary credit facility and our senior notes, was 8.5% and 7.0% for the respective periods. The availability of uncommitted lines of credit may be affected by our financial performance, credit ratings and other factors. See “— Off-Balance Sheet Arrangements.”
Pre-Petition Primary Credit Facility
Our pre-petition primary credit facility consists of an amended and restated credit and guarantee agreement, as further amended, which provides for maximum revolving borrowing commitments of $1.3 billion and a term loan facility of $1.0 billion. As of July 4, 2009 and December 31, 2008, we had $1.2 billion and $985 million in borrowings outstanding under the revolving facility and the term loan facility, respectively, with no additional availability. In addition, we had $74 million committed under outstanding letters of credit as of July 4, 2009.
Our pre-petition primary credit facility contains certain affirmative and negative covenants, including (i) limitations on fundamental changes involving us or our subsidiaries, asset sales and restricted payments, (ii) a limitation on indebtedness with a maturity shorter than the term loan facility, (iii) a limitation on aggregate subsidiary indebtedness to an amount which is no more than 5% of consolidated total assets, (iv) a limitation on aggregate secured indebtedness to an amount which is no more than $100 million and (v) requirements that we maintain a leverage ratio of not more than 3.25 to 1 and an interest coverage ratio of not less than 3.00 to 1. The pre-petition primary credit facility also contains customary events of default, including an event of default triggered by a change of control of Lear.

LEAR CORPORATION
Our obligations under the pre-petition primary credit facility are secured by a pledge of all or a portion of the capital stock of certain of our subsidiaries, including substantially all of our first-tier subsidiaries, and are partially secured by a security interest in our assets and the assets of certain of our domestic subsidiaries. In addition, our obligations under the pre-petition primary credit facility are guaranteed, on a joint and several basis, by certain of our subsidiaries, which are primarily domestic subsidiaries and all of which are directly or indirectly 100% owned by Lear. On June 29, 2009, we entered into an amendment and release to the pre-petition primary credit facility with the lenders thereunder authorizing the release of our foreign subsidiaries, Lear Automotive (EEDS) Spain S.L. and Lear Corporation Mexico, S. de R.L. de C.V., from their respective obligations as guarantors under the pre-petition primary credit facility. Such subsidiaries were released as guarantors pursuant to a release delivered on June 29, 2009, by the administrative agent under the pre-petition primary credit facility.
During the fourth quarter of 2008, we elected to borrow $1.2 billion under our pre-petition primary credit facility to protect against possible disruptions in the capital markets and uncertain industry conditions, as well as to further bolster our liquidity position. We elected not to repay the amounts borrowed at year end in light of continued market and industry uncertainty. As a result, as of December 31, 2008, we were no longer in compliance with the leverage ratio covenant contained in our pre-petition primary credit facility. On March 17, 2009 and May 13, 2009, we entered into amendments and waivers with the lenders under our pre-petition primary credit facility which provided, through June 30, 2009, for: (i) a waiver of the existing defaults under the pre-petition primary credit facility and (ii) an amendment of the financial covenants and certain other provisions contained in the pre-petition primary credit facility. During this period and thereafter, we engaged in ongoing discussions with the lenders under our pre-petition primary credit facility and others, including holders of our senior notes, regarding alternatives for restructuring our capital structure.
Pursuant to these discussions, on July 1, 2009, we announced that we had reached an agreement in principle regarding a consensual debt restructuring with a majority of the members of a steering committee of our secured lenders and a steering committee of holders of our senior notes acting on behalf of an ad hoc group of holders of our senior notes and that if requisite support were obtained, we expected to commence shortly such proposed restructuring under court supervision pursuant to a voluntary bankruptcy filing under Chapter 11 by Lear and certain of our United States and Canadian subsidiaries.
On July 6, 2009, we entered into Plan Support Agreements, supporting a Qualified Plan with certain of the lenders under our pre-petition primary credit facility and certain holders of our senior notes. Pursuant to these Plan Support Agreements, such lenders and holders of senior notes agreed, subject to certain conditions, to support any Plan proposed by the Debtors to the extent that such Plan is consistent in all material respects with the Qualified Plan. Upon entering into the Plan Support Agreements, on July 7, 2009, the Debtors filed the Chapter 11 Cases with the Bankruptcy Court. For further discussion of the Chapter 11 Cases, the Qualified Plan and the Plan Support Agreements, see “Executive Overview” and Note 1, “Basis of Presentation and Reorganization under Chapter 11,” to the condensed consolidated financial statements included in this Report.
The filing of the Chapter 11 Cases on July 7, 2009, constituted a default or otherwise triggered repayment obligations under substantially all pre-petition debt obligations of the Debtors, including the pre-petition primary credit facility. In addition, on June 30, 2009, we did not make required payments in an aggregate amount of approximately $7 million due and payable under the pre-petition primary credit facility. Further, as of July 1, 2009, we were not in compliance with the leverage ratio and interest coverage ratio covenants contained in the pre-petition primary credit facility, as well as certain other provisions of the pre-petition primary credit facility. As a result, our obligations under the pre-petition primary credit facility have been accelerated. Under Chapter 11, however, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect pre-petition indebtedness or to exercise control over the property of the debtor’s estate. Absent an order of the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities are subject to settlement under a Plan. We have classified our obligations outstanding under the pre-petition primary credit facility as current liabilities in the condensed consolidated balance sheets as of July 4, 2009 and December 31, 2008, included in this Report. Furthermore, the defaults under the pre-petition primary credit facility described above have resulted in a cross-default and the acceleration of the Company’s payment obligations under certain foreign exchange and interest rate hedging transactions. See Note 16, “Financial Instruments,” to the condensed consolidated financial statements included in this Report.
Acceleration of our obligations under the pre-petition primary credit facility constitutes a default under the senior notes. See “— Senior Notes.”
For further information related to our pre-petition primary credit facility, including the operating and financial covenants to which we are subject, see “Executive Overview — Liquidity and Financial Condition” and Note 9, “Long-Term Debt,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

LEAR CORPORATION
Senior Notes
In addition to borrowings outstanding under our pre-petition primary credit facility, as of July 4, 2009, we had $1.3 billion of senior notes outstanding, consisting primarily of $298 million aggregate principal amount of senior notes due 2013, $589 million aggregate principal amount of senior notes due 2016, $400 million aggregate principal amount of senior notes due 2014 and $1 million accreted value of zero-coupon convertible senior notes due 2022.
Our obligations under the senior notes are guaranteed by the same subsidiaries that guarantee our obligations under the pre-petition primary credit facility. In the event that any such subsidiary ceases to be a guarantor under the pre-petition primary credit facility, such subsidiary will be released as a guarantor of the senior notes. On June 29, 2009, certain of our foreign subsidiaries were automatically released as guarantors of the senior notes upon the release of the guarantees of such guarantors under the pre-petition primary credit facility, as described above. Our obligations under the senior notes are not secured by the pledge of the assets or capital stock of any of our subsidiaries.
With the exception of our zero-coupon convertible senior notes, our senior notes contain covenants restricting our ability to incur liens and to enter into sale and leaseback transactions.
The filing of the Chapter 11 Cases on July 7, 2009, constituted a default or otherwise triggered repayment obligations under substantially all pre-petition debt obligations of the Debtors, including the senior notes. In addition, we did not make regularly scheduled interest payments in an aggregate amount of approximately $38 million on our senior notes due 2013 or senior notes due 2016 that were due and payable on June 1, 2009. As we did not make the interest payment on either such series of senior notes by the expiration of the 30-day cure period following the interest payment due date, we are in default under each such series of senior notes, and the holders of at least twenty-five percent (25%) in aggregate principal amount of each such series of senior notes have the right to accelerate their respective obligations thereunder. Under Chapter 11, however, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect pre-petition indebtedness or to exercise control over the property of the debtor’s estate. Absent an order of the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities are subject to settlement under a Plan. We have classified our obligations outstanding under the senior notes as current liabilities in the condensed consolidated balance sheet as of July 4, 2009, included in this Report.
For further information related to our senior notes, see Note 9, “Long-Term Debt,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.
DIP Agreement and Exit Facility
On July 6, 2009, the Debtors entered into the DIP Agreement, and on August 4, 2009, the Bankruptcy Court entered an order approving the DIP Agreement. The closing of the DIP Facility occurred on August 4, 2009, and as of August 5, 2009, the Debtors have access to $500 million in new money debtor-in-possession financing.
The DIP Facility is comprised of a term loan in the aggregate principal amount of $500 million. The proceeds of the term loan will be used for working capital and other general corporate needs of the Debtors and their subsidiaries and the payment of fees and expenses in accordance with the order of the Bankruptcy Court authorizing such borrowing and subject to the satisfaction of certain other customary conditions. Obligations under the DIP Agreement are secured by a lien on the assets of the Debtors (which lien has first priority priming status with respect to many of the Debtors’ assets) and by a superpriority administrative expense claim in each of the Chapter 11 Cases. In addition, obligations under the DIP Agreement are guaranteed, on a joint and several basis, by certain of our domestic subsidiaries, which are directly or indirectly 100% owned by us.
Advances under the DIP Agreement bear interest at a fixed rate per annum equal to (i) LIBOR (with a LIBOR floor of 3.5%), as adjusted for certain statutory reserves, plus 10% or (ii) the Adjusted Base Rate (as defined in the DIP Agreement) plus 9%. In addition, the DIP Agreement obligates the Debtors to pay certain fees to the lenders.
The DIP Agreement contains various representations, warranties and covenants by the Debtors that are customary for transactions of this nature. These covenants include, without limitation, (i) achievement of a minimum amount of consolidated EBITDA (as defined in the DIP Agreement); (ii) maintenance of a minimum amount of liquidity; (iii) limitations on the amount of capital expenditures; (iv) limitations on fundamental changes involving Lear or its subsidiaries; and (v) limitations on indebtedness and liens.

LEAR CORPORATION
Obligations under the DIP Agreement may be accelerated following certain events of default, including, without limitation, any breach by the Debtors of any of the representations, warranties or covenants made in the DIP Agreement or the conversion of any of the Chapter 11 Cases to a case under Chapter 7 of the Bankruptcy Code or the appointment of a trustee pursuant to Chapter 11.
The DIP Facility matures on the first anniversary of the closing date thereof, which occurred on August 4, 2009 (the “DIP Closing Date”) and may be extended, at our option, to the date that is fifteen (15) months after the DIP Closing Date. The DIP Facility is convertible, at our option, into an Exit Facility of up to $500 million, comprised of a term loan in an aggregate principal amount equal to the principal amount of the term loans outstanding under the DIP Facility at the time of conversion. The DIP Facility is convertible into the Exit Facility upon the Debtors’ emergence from bankruptcy proceedings, subject to the satisfaction of various conditions, including, without limitation, the approval by the Bankruptcy Court of a Qualified Plan and that the Debtors are not then in default under the terms of the DIP Agreement. The Exit Facility’s scheduled maturity date is three years after the effective date of the Qualified Plan. The Exit Facility will contain various customary representations, warranties and covenants by the Debtors, including, without limitation, (i) covenants regarding maximum leverage and minimum interest coverage; (ii) limitations on the amount of capital expenditures; (iii) limitations on fundamental changes involving Lear or its subsidiaries; and (iv) limitations on indebtedness and liens.
Contractual Obligations
The filing of the Chapter 11 Cases on July 7, 2009, constituted a default or otherwise triggered repayment obligations under substantially all of our pre-petition debt obligations. As a result, we have classified our obligations under the pre-petition primary credit facility and under the senior notes as current liabilities in the condensed consolidated balance sheet as of July 4, 2009, included in this Report. See “— Executive Overview” and “— Capitalization” above.
Off-Balance Sheet Arrangements
Guarantees and Commitments
We guarantee certain of the debt of some of our unconsolidated affiliates. The percentages of debt guaranteed of these entities are based on our ownership percentages. As of July 4, 2009, the aggregate amount of debt guaranteed was approximately $4 million.
Accounts Receivable Factoring
Certain of our Asian subsidiaries periodically factor their accounts receivable with financial institutions. Such receivables are factored without recourse to us and are excluded from accounts receivable in the condensed consolidated balance sheets included in this Report. In 2008, certain of our European subsidiaries entered into extended factoring agreements, which provided for aggregate purchases of specified customer accounts receivable of up to €315 million. In January 2009, Standard & Poor’s Ratings Services downgraded our corporate credit rating to CCC+ from B-, and as a result, in February 2009, the use of these facilities was suspended, and in July 2009, these facilities were terminated in connection with our voluntary filing under Chapter 11. We cannot provide any assurances that any other factoring facilities will be available or utilized in the future. As of July 4, 2009, there were no factored receivables. As of December 31, 2008, the amount of factored receivables was $144 million.
In April 2009, we elected to participate in the Auto Supplier Support Program established by the UST for the benefit of eligible General Motors’ and Chrysler’s automotive suppliers. The program was designed to provide eligible suppliers with access to government-backed protection for and/or the accelerated payment of amounts owed to them by General Motors and Chrysler. Under this program, eligible General Motors and Chrysler receivables were purchased from us, without recourse and at a discount, by certain special purpose entities affiliated with General Motors and Chrysler, and the payment of such receivables was guaranteed by the U.S. government. In the second quarter of 2009, we sold $46 million of receivables under this program and recognized a discount on the sale of receivables of $1 million. In the second quarter of 2009, Chrysler discontinued its participation in the Auto Supplier Support Program. In July 2009, we elected to discontinue our participation in General Motors’ Auto Supplier Support Program. We also participated in a similar program in Canada, under which the Canadian government guaranteed the payment of certain General Motors receivables. In connection with this program, we recognized related fees and expenses of less than one-half million dollars in the second quarter of 2009.
Credit Ratings
The credit ratings below are not recommendations to buy, sell or hold our securities and are subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

LEAR CORPORATION
As a result of our filing under Chapter 11, Moody’s Investors Service has withdrawn its ratings on our pre-petition debt securities. The credit ratings of our pre-petition senior secured and unsecured debt and our corporate credit rating by Standard & Poor’s Ratings Services as of the date of this Report are D. The credit rating of our DIP facility by Moody’s Investors Service as of the date of this Report is Baa3.
Common Stock Repurchase Program
In February 2008, our Board of Directors authorized a common stock repurchase program, which modified our previous common stock repurchase program, approved in November 2007, to permit the repurchase of up to 3,000,000 shares of our outstanding common stock through February 14, 2010. As of April 4, 2009, 2,586,542 shares of common stock were available for repurchase under the common stock repurchase program. In light of extremely adverse industry conditions, repurchases of common stock under the program had been suspended indefinitely prior to our filing under Chapter 11.
Adequacy of Liquidity Sources
As of July 4, 2009, we had approximately $1.1 billion of cash and cash equivalents on hand, as compared to approximately $1.6 billion as of December 31, 2008. The decline primarily reflects net cash used in operating activities, including the termination of our European accounts receivable factoring facility, as well as capital expenditures. On July 6, 2009, the Debtors entered into the DIP Agreement. On August 4, 2009, the Bankruptcy Court entered an order approving the DIP Agreement. The closing of the DIP Facility occurred on August 4, 2009, and as of August 5, 2009, the Debtors have access to $500 million in debtor-in-possession financing, subject to the terms and conditions set forth in the DIP Agreement comprised of a term loan in the aggregate principal amount of $500 million. The proceeds of the term loan will be used for working capital and other general corporate needs of the Debtors and their subsidiaries and the payment of fees and expenses, subject to certain conditions. Our ability to continue to meet our liquidity needs is subject to and will be affected by cash utilized in operations, including restructuring activities, the continued global economic downturn and turmoil in the global credit markets, challenging automotive industry conditions, including reductions in production levels, the financial condition and restructuring actions of our customers and suppliers, our ability to comply with the financial and other covenants contained in the DIP Agreement, our ability to restructure our capital structure under Bankruptcy Court supervision and other related factors. Furthermore, as result of the current challenging economic and industry conditions, we anticipate continued net cash used in operating activities after restructuring and capital expenditures. Additionally, as discussed in “— Executive Overview” above, a continued economic downturn, reductions in production levels and the outcome of our Chapter 11 Cases and related matters could negatively impact our financial condition. Furthermore, our future financial results will be affected by cash utilized in operations, including restructuring activities, and will also be subject to certain factors outside of our control, including those described above in this paragraph. No assurances can be given regarding the length or severity of the economic downturn and its ultimate impact on our financial results or the outcome of our Chapter 11 Cases. See “— Executive Overview” and “— Capitalization — Liquidity and Financial Condition” above, “— Forward-Looking Statements” below, Note 6, “Long-Term Debt,” to the condensed consolidated financial statement included in this Report and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2008, as supplemented below in Part II — Item 1A, “Risk Factors,” in this Report, for further discussion of the risks and uncertainties affecting our cash flows from operations, borrowing availability, overall liquidity and the Chapter 11 Cases.
Market Rate Sensitivity
In the normal course of business, we are exposed to market risk associated with fluctuations in foreign exchange rates and interest rates. Prior to our filing under Chapter 11, we managed these risks through the use of derivative financial instruments in accordance with management’s guidelines. We entered into all hedging transactions for periods consistent with the underlying exposures. We did not enter into derivative instruments for trading purposes.
As a result of our Chapter 11 Cases, all of our outstanding derivative contracts were de-designated and/or terminated as of July 4, 2009. There were no derivative contracts outstanding as of July 4, 2009, and the contract value of the unsettled de-designated contracts was an aggregate negative $36 million. For additional information regarding our derivative contracts, see Note 16, “Financial Instruments,” to the condensed consolidated financial statements included in this Report.
We will continue to evaluate the future use of derivative financial instruments to manage these market risks, subject to the restrictions contained in the DIP Agreement and the Exit Facility. See “— Executive Overview” and “— Capitalization — Liquidity and Financial Condition” above.
Foreign Exchange
Operating results may be impacted by our buying, selling and financing in currencies other than the functional currency of our operating companies (“transactional exposure”). Prior to our filing under Chapter 11, we mitigated this risk by entering into forward foreign exchange, futures and option contracts. The foreign exchange contracts were executed with banks that we believed were creditworthy. Gains and losses related to foreign exchange contracts were deferred where appropriate and included in the

LEAR CORPORATION
measurement of the foreign currency transaction subject to the hedge. Gains and losses incurred related to foreign exchange contracts were generally offset by the direct effects of currency movements on the underlying transactions.
Our most significant foreign currency transactional exposures relate to the Mexican peso and various European currencies. In addition to transactional exposures, our operating results are impacted by the translation of our foreign operating income into U.S. dollars (“translation exposure”). In 2008, net sales outside of the United States accounted for 79% of our consolidated net sales, although certain non-U.S. sales are U.S. dollar denominated. We do not enter into foreign exchange contracts to mitigate this exposure.
Interest Rates
Prior to our filing under Chapter 11, our exposure to variable interest rates on outstanding variable rate debt instruments indexed to United States or European Monetary Union short-term money market rates was partially managed by the use of interest rate swap and other derivative contracts. These contracts converted certain variable rate debt obligations to fixed rate, matching effective and maturity dates to specific debt instruments. From time to time, we also utilized interest rate swap and other derivative contracts to convert certain fixed rate debt obligations to variable rate, matching effective and maturity dates to specific debt instruments. All of our interest rate swap and other derivative contracts were executed with banks that we believed were creditworthy and were denominated in currencies that match the underlying debt instrument. Net interest payments or receipts from interest rate swap and other derivative contracts were included as adjustments to interest expense in our consolidated statements of operations on an accrual basis.
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
Prior to our filing under Chapter 11, we used derivative instruments to reduce our exposure to fluctuations in certain commodity prices, including copper and natural gas. Commodity swap contracts were executed with banks that we believed were creditworthy.
OTHER MATTERS
Legal and Environmental Matters
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. As of July 4, 2009, we had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $58 million. In addition, as of July 4, 2009, we had recorded reserves for product liability claims and environmental matters of $25 million and $3 million, respectively. Although these reserves were determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. As discussed in this Report, on July 7, 2006, the Debtors commenced the Chapter 11 Cases. Under Chapter 11, the filing of a bankruptcy petition automatically stays most actions against the Debtors, including most actions to collect pre-petition indebtedness or to exercise control over the property of the Debtors’ bankruptcy estates. We anticipate that substantially all of the Debtors’ pre-petition liabilities will be resolved under, and treated in accordance with, a Plan. For a description of risks related to various legal proceedings and claims, see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2008, as supplemented below in Part II — Item 1A, “Risk Factors,” in this Report. For a more complete description of our outstanding material legal proceedings, see Note 14, “Legal and Other Contingencies,” to the condensed consolidated financial statements included in this Report.

LEAR CORPORATION
Significant Accounting Policies and Critical Accounting Estimates
Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, they are subject to an inherent degree of uncertainty. As a result, actual results in these areas may differ significantly from our estimates. For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies and Critical Accounting Estimates,” and Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no significant changes in our significant accounting policies or critical accounting estimates during the first six months of 2009.
Goodwill and Long-Lived Assets
We monitor our goodwill and long-lived assets for impairment indicators on an ongoing basis. We perform our annual goodwill impairment analysis, as required by SFAS No. 142, “Goodwill and Other Intangible Assets,” on the first business day of the fourth quarter. We considered the impact of current market and economic conditions on the fair value of each of our reporting units and, as of July 4, 2009, do not believe that a goodwill impairment is more likely than not to have occurred. In addition, we considered the impact of current market and economic conditions on the recoverability of our long-lived assets and do not believe that these conditions would have resulted in additional long-lived asset impairment charges as of July 4, 2009. We will, however, continue to assess the impact of any significant industry events and long-term automotive production estimates on our recorded goodwill and the recoverability of our long-lived assets. A prolonged decline in automotive production levels or other significant industry events could result in goodwill and long-lived asset impairment charges.
Investments in Affiliates
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
In the second quarter of 2009, we recognized an impairment charge of $27 million related to our investment in International Automotive Components Group, LLC (“IAC Europe”). The impairment charge was primarily based on a recently completed equity transaction between IAC Europe and one of our joint venture partners. A prolonged decline in automotive production levels or other significant industry events could result in additional equity method impairment charges.
Recently Issued Accounting Pronouncements
Subsequent Events
The Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 165, “Subsequent Events.” This statement provides guidance on the accounting for and disclosures related to events occurring after the financial statement balance sheet date but before the financial statement issuance date (“subsequent events”). The provisions of this statement are effective for interim and annual reporting periods ending after June 15, 2009. In accordance with the provisions of this statement, we evaluated all subsequent events for recognition or disclosure through August 13, 2009, the date that this Report was issued.
Fair Value Measurements and Financial Instruments
The FASB issued FASB Statement No. 166, “Accounting for Transfers of Financial Assets.” This statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to, among other things, eliminate the concept of qualifying special purpose entities, provide additional sale accounting requirements and require enhanced disclosures. The provisions of this statement are effective for annual reporting periods beginning after November 15, 2009. We do not expect the effects of adoption to be significant as our previous ABS facility expired in 2008. We will assess the impact of this statement on any future securitizations.
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

LEAR CORPORATION
see Note 16, “Financial Instruments,” to the condensed consolidated financial statements included in this Report.
The FASB issued FASB Staff Position (“FSP”) No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP amends SFAS No. 157 to provide additional guidance on disclosure requirements and estimating fair value when the volume and level of activity for the asset or liability have significantly decreased in relation to normal market activity. This FSP requires interim disclosure of the inputs and valuation techniques used to measure fair value. The provisions of this FSP are effective for interim and annual reporting periods ending after June 15, 2009. The effects of adoption were not significant.
The FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP extends the disclosure requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to interim reporting periods. The provisions of this FSP are effective for interim and annual reporting periods ending after June 15, 2009. The effects of adoption were not significant. For additional disclosures related to the fair value of our pre-petition primary credit facility and senior notes, see Note 16, “Financial Instruments,” to the condensed consolidated financial statements included in this Report.
Noncontrolling Interests
On January 1, 2009, we adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS No. 160 requires the reporting of all noncontrolling interests as a separate component of equity (deficit), the reporting of consolidated net income (loss) as the amount attributable to both Lear and noncontrolling interests and the separate disclosure of net income (loss) attributable to Lear and net income (loss) attributable to noncontrolling interests. In addition, this statement provides accounting and reporting guidance related to changes in noncontrolling ownership interests.
The reporting and disclosure requirements discussed above are required to be applied retrospectively. As such, all prior periods presented have been restated to conform to the presentation and reporting requirements of SFAS No. 160. In the condensed consolidated balance sheet as of December 31, 2008, included in this Report, $49 million of noncontrolling interests were reclassified from other long-term liabilities to equity (deficit). In the condensed consolidated statements of operations for the three and six months ended June 28, 2008, included in this Report, $7 million and $11 million, respectively, of net income attributable to noncontrolling interests was reclassified from other (income) expense, net. In the condensed consolidated statement of cash flows for the six months ended June 28, 2008, included in this Report, $15 million of dividends paid to noncontrolling interests were reclassified from cash flows from operating activities to cash flows from financing activities.
Derivative Instruments and Hedging Activities
On January 1, 2009, we adopted the provisions of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures regarding (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, performance and cash flows. The provisions of this statement were effective for the fiscal year and interim periods beginning after November 15, 2008. The effects of adoption were not significant. For additional disclosures related to our derivative instruments and hedging activities, see Note 16, “Financial Instruments,” to the condensed consolidated financial statements included in this Report.
Consolidation of Variable Interest Entities
The FASB issued FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R).” This statement significantly changes the model for determining whether an entity is the primary beneficiary and should thus consolidate a variable interest entity. In addition, this statement requires additional disclosures and an ongoing assessment of whether a variable interest entity should be consolidated. The provisions of this statement are effective for annual reporting periods beginning after November 15, 2009. We have ownership interests in consolidated and unconsolidated variable interest entities and are currently evaluating the impact of this statement on our financial statements.
Pension and Other Postretirement Benefits
The FASB issued FSP No. 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets.” This FSP amends FASB Statement No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to require additional disclosures regarding assets held in an employer’s defined benefit pension or other postretirement plan. The provisions of this FSP are effective for annual reporting periods ending after December 15, 2009. Certain of our defined benefit pension plans are funded. We are currently evaluating the provisions of this FSP on our financial statements.
FASB Codification
The FASB issued FASB Statement No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally

LEAR CORPORATION
Accepted Accounting Principles — A Replacement of FASB Statement No. 162.” Under this statement, the FASB Accounting Standards CodificationTM (the “Codification”) will become the sole source of authoritative U.S. generally accepted accounting principles for nongovernmental entities, with the exception of rules and interpretive releases by the Securities and Exchange Commission. The provisions of this statement are effective for interim and annual accounting periods ending after September 15, 2009. With the exception of changes to financial statement and other disclosures referencing pre-Codification accounting pronouncements, we do not expect the impact of adoption to be significant.
Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. The words “will,” “may,” “designed to,” “outlook,” “believes,” “should,” “anticipates,” “plans,” “expects,” “intends,” “estimates” and similar expressions identify these forward-looking statements. All statements contained or incorporated in this Report which address operating performance, events or developments that we expect or anticipate may occur in the future, including statements related to business opportunities, awarded sales contracts, sales backlog and ongoing commercial arrangements, or statements expressing views about future operating results, are forward-looking statements. Important factors, risks and uncertainties that may cause actual results to differ from those expressed in our forward-looking statements include, but are not limited to:
•	the potential adverse impacts of the filing of the Chapter 11 Cases on our business, financial condition or results of operations, including our ability to maintain contracts, trade credit and other customer and vendor relationships that are critical to our business and the actions and decisions of our creditors and other third parties with interests in the Chapter 11 proceedings;
•	our ability to obtain approval of the Bankruptcy Court with respect to motions in the Chapter 11 proceedings prosecuted from time to time and to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 proceedings and to consummate all of the transactions contemplated by one or more such plans or upon which consummation of such plans may be conditioned;
•	the timing of confirmation and consummation of one or more plans of reorganization;
•	the occurrence of any event, change or other circumstance that could give rise to the termination of the plan support agreements entered into with certain of our lenders and holders of senior notes;
•	the anticipated future performance of reorganized Lear, including, without limitation, our ability to maintain or increase revenue and gross margins, control future operating expenses or make necessary capital expenditures;
•	general economic conditions in the markets in which we operate, including changes in interest rates or currency exchange rates;
•	the financial condition and restructuring actions of our customers and suppliers;
•	changes in actual industry vehicle production levels from our current estimates;
•	fluctuations in the production of vehicles for which we are a supplier;
•	the loss of business with respect to, or the lack of commercial success of, a vehicle model for which we are a significant supplier, including further declines in sales of full-size pickup trucks and large sport utility vehicles;
•	disruptions in the relationships with our suppliers;
•	labor disputes involving us or our significant customers or suppliers or that otherwise affect us;
•	our ability to achieve cost reductions that offset or exceed customer-mandated selling price reductions;
•	the outcome of customer negotiations;
•	the impact and timing of program launch costs;
•	the costs, timing and success of restructuring actions;
•	increases in our warranty or product liability costs;
•	risks associated with conducting business in foreign countries;
•	competitive conditions impacting our key customers and suppliers;
•	the cost and availability of raw materials and energy;
•	our ability to mitigate increases in raw material, energy and commodity costs;
•	the outcome of legal or regulatory proceedings to which we are or may become a party;
•	unanticipated changes in cash flow, including our ability to align our vendor payment terms with those of our customers;
•	further impairment charges initiated by adverse industry or market developments;
•	the impact and duration of domestic and foreign government initiatives designed to assist the automotive industry; and
•	other risks, described in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2008, as supplemented below in Part II — Item 1A, “Risk Factors,” in this Report, and from time to time in our other Securities and Exchange Commission filings.
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

(b)	Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended July 4, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. In particular, we are involved in the outstanding material legal proceedings described in Note 14, “Legal and Other Contingencies,” to the condensed consolidated financial statements included in this Report. In addition, see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2008, as supplemented below in Part II — Item 1A, “Risk Factors,” in this Report, for a description of risks relating to various legal proceedings and claims.
ITEM 1A — RISK FACTORS
There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, as supplemented by risk factors disclosed in our Quarterly Report on Form 10-Q for the quarter ended April 4, 2009, except to supplement and update those risk factors as follows:
•	Lear and certain of its United States and Canadian subsidiaries (collectively, the “Debtors”) have filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) (Consolidated Case No. 09-14326) (the “Chapter 11 Cases”) and are subject to the risks and uncertainties associated with the Chapter 11 Cases.

For the duration of the Chapter 11 Cases, our operations and our ability to execute our business strategy will be subject to the risks and uncertainties associated with bankruptcy. These risks include:
•	our ability to comply with and to operate under the terms of the credit and guarantee agreement by and among Lear, as borrower, and the other guarantors named therein, the administrative agent and each of the lenders party thereto (the “DIP Agreement”) and any cash management orders entered by the Bankruptcy Court from time to time;

•	our ability to obtain approval of the Bankruptcy Court with respect to motions filed in the Chapter 11 Cases from time to time;

•	our ability to obtain creditor and Bankruptcy Court approval for, and then to consummate, a plan of reorganization (a “Plan”) to emerge from bankruptcy;

•	the occurrence of any event, change or other circumstance that could give rise to the termination of the support agreements entered into with certain of our lenders and holders of our senior notes;

LEAR CORPORATION
•	our ability to obtain and maintain normal terms with suppliers and service providers and to maintain contracts that are critical to our operations;

•	our ability to attract, motivate and retain key employees;

•	our ability to attract and retain customers; and

•	our ability to fund and execute our business plan.
We will also be subject to risks and uncertainties with respect to the actions and decisions of the creditors and other third parties who have interests in the Chapter 11 Cases that may be inconsistent with our plans.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with the Chapter 11 Cases could adversely affect our sales and relationships with our customers, as well as with our suppliers and employees, which in turn could adversely affect our operations and financial condition. Also, pursuant to our filing under Chapter 11, we need approval of the Bankruptcy Court for transactions outside of the ordinary course of business, which may limit our ability to respond timely to certain events or to take advantage of certain opportunities. Because of the risks and uncertainties associated with the Chapter 11 Cases, we cannot predict or quantify the ultimate impact that events occurring during the reorganization process will have on our business, financial condition and results of operations.

As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under Chapter 11, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business, for amounts other than those reflected in the condensed consolidated financial statements included in this Report. Further, a Plan could materially change the amounts and classifications of assets and liabilities reported in the historical consolidated financial statements. The historical consolidated financial statements do not include any adjustments to the reported amounts of assets or liabilities that might be necessary as a result of confirmation of a Plan.

•	The DIP Agreement includes financial and other covenants that impose substantial restrictions on our financial and business operations.

The DIP Agreement includes financial covenants that, among other things, require us to achieve a minimum amount of consolidated EBITDA (as defined in the DIP Agreement) and maintain a minimum amount of liquidity. For additional information about the financial covenants in the DIP Agreement, see Note 6, “Long-Term Debt,” to the condensed consolidated financial statements included in this Report. If we are unable to achieve the results that are contemplated in our business plan, we may fail to comply with these covenants.

Furthermore, the DIP Agreement contains limitations on our ability to, among other things, incur additional indebtedness, make capital expenditures, pay dividends, make investments (including acquisitions) or sell assets. If we fail to comply with the covenants in the DIP Agreement and are unable to obtain a waiver or amendment of the DIP Agreement, an event of default will occur thereunder. The DIP Agreement contains other events of defaults customary for debtor-in-possession financings.

•	Our emergence from bankruptcy may potentially reduce or eliminate our net operating loss carryforward tax benefits.

As of December 31, 2008, we had aggregate net operating loss, capital loss and tax credit carryforwards (collectively, the “Tax Attributes”) in the United States of approximately $647 million, $43 million and $190 million, respectively. In connection with our emergence from Chapter 11, it is likely that the Tax Attributes will be significantly reduced due to the cancellation of indebtedness income, with any remaining Tax Attributes subject to limitation under Internal Revenue Code sections 382 and 383. A full valuation allowance has been recorded against the deferred tax asset related to these Tax Attributes in the condensed consolidated balance sheets included in this Report.

•	Continued decline in the production levels of our major customers could reduce our sales and harm our profitability.

Demand for our products is directly related to the automotive vehicle production of our major customers. Automotive sales and production can be affected by general economic or industry conditions, labor relations issues, fuel prices, regulatory requirements, government initiatives, trade agreements and other factors. Automotive industry conditions in North America and Europe have been and continue to be extremely challenging. In North America, the industry is characterized by significant overcapacity, fierce competition and rapidly declining sales. In Europe, the market structure is more fragmented with significant overcapacity and rapidly declining sales. Our business in 2008 and 2009 has been severely affected by the turmoil in the global credit markets, significant reductions in new housing construction, volatile fuel prices and recessionary trends in the U.S. and global economies. These conditions had a dramatic impact on consumer vehicle demand in 2008, resulting in the lowest per capita sales rates in the United States in half a century and lower global automotive production following six years of steady growth. During the first six

LEAR CORPORATION
months of 2009, North American production levels declined by approximately 50%, and European production levels declined by approximately 32% from the comparable period in 2008.

General Motors and Ford, our two largest customers, together accounted for approximately 37% of our net sales in 2008, excluding net sales to Saab and Volvo, which are affiliates of General Motors and Ford, respectively. These customers will continue to account for significant percentages of our net sales in 2009. Automotive production by General Motors and Ford has declined substantially in recent years, and lower production levels have continued in 2009. In addition, the automotive operations of General Motors, Ford and Chrysler have experienced significant operating losses, and these automakers are continuing to restructure their North American operations, which could have a material adverse impact on our future operating results. On April 30, 2009, Chrysler filed for bankruptcy protection under Chapter 11 as part of a U.S. government supported plan of reorganization and announced that it would temporarily idle most of its plants until completion of its bankruptcy process. In June 2009, Chrysler announced its emergence from bankruptcy protection, the consummation of a new global strategic alliance with Fiat Group and Chrysler’s intent to resume production at certain of its North American assembly plants. In April 2009, General Motors announced an extended production shutdown in North America during the second quarter of 2009, and on June 1, 2009, General Motors and certain of its U.S. subsidiaries filed for bankruptcy protection under Chapter 11 as part of a U.S. government supported plan of reorganization. On July 10, 2009, General Motors sold substantially all of its assets to a new entity, General Motors Company, funded by the U.S. Department of the Treasury (“UST”). General Motors Company will continue to operate certain of General Motors’ core brands. In light of these developments with respect to General Motors, Ford and Chrysler, as well as continued adverse industry conditions, production levels were significantly lower in the second quarter of 2009 and may continue to decline in the future.

While we have been aggressively seeking to expand our business in the Asian market and with Asian automotive manufacturers worldwide to offset these declines, no assurances can be given as to how successful we will be in doing so. As a result, lower production levels by our major customers, particularly with respect to models for which we are a significant supplier, could materially reduce our sales and harm our profitability, thereby making it more difficult for us to make payments under our indebtedness or resulting in a decline in the value of our new common stock to be issued in connection with our emergence from Chapter 11.

•	The financial distress of our major customers and within the supply base could significantly affect our operating performance.

During 2008, General Motors and Ford continued to significantly lower production levels on several of our key platforms, particularly SUVs and light truck platforms, in response to market demand. Lower production levels have continued during 2009. In addition, these customers are continuing to restructure their North American operations in an effort to improve profitability. Most other global automotive manufacturers are also experiencing lower demand and operating losses. In this environment, it is difficult to forecast future customer production schedules, the potential for labor disputes and the success or sustainability of any of the strategies undertaken by our major customers in response to the current industry environment. This environment has also resulted in additional pricing pressure on automotive suppliers, like us, to reduce the cost of our products, which would reduce our margins. In addition, cuts in production schedules are sometimes announced by our customers with little advance notice, making it difficult for us to respond with corresponding cost reductions.

The automotive operations of both General Motors and Ford experienced significant operating losses in 2008, and both automakers are continuing to restructure their North American operations, which could have a material impact on our future operating results. Furthermore, as described above, both Chrysler and General Motors filed for bankruptcy protection under Chapter 11 as part of U.S. government supported plans of reorganization. Although Chrysler and General Motors Company emerged from bankruptcy protection, the financial prospects of the major domestic automakers remain highly uncertain.

Our supply base has also been adversely affected by industry conditions. Lower production levels globally and increases in raw material, energy and commodity costs during 2008 resulted in severe financial distress among many companies within the automotive supply base. Several large automotive suppliers have filed for bankruptcy protection or ceased operations. Unfavorable industry conditions have also resulted in financial distress within our supply base and an increase in commercial disputes and the risk of supply disruption. In addition, the adverse industry environment has required us to provide financial support to distressed suppliers and to take other measures to ensure uninterrupted production. While we have developed and implemented strategies to mitigate these factors, we have offset only a portion of the adverse impact. The continuation or worsening of these industry conditions would adversely affect our profitability, operating results and cash flow, thereby making it more difficult for us to make payments under our indebtedness or resulting in a decline in the value of our new common stock to be issued in connection with our emergence from Chapter 11.

LEAR CORPORATION
Given industry conditions, the financial prospects of many companies within our supply base remain highly uncertain. In response to industry conditions, we elected to participate in the Auto Supplier Support Program established by the UST, under which eligible General Motors and Chrysler receivables owed to Lear were purchased, without recourse and at a discount, by certain special purpose entities affiliated with General Motors and Chrysler, and the payment of such receivables was guaranteed by the U.S. government. In the second quarter of 2009, Chrysler discontinued its participation in the Auto Supplier Support Program, and in July 2009, we elected to discontinue our participation in General Motors’ Auto Supplier Support Program. We also participated in a similar program in Canada, under which the Canadian government guaranteed the payment of certain General Motors receivables. It is uncertain whether any additional government support will be made available directly to automotive suppliers and whether any such support will be made available on commercially acceptable terms.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
As a result of the Chapter 11 Cases, we are in default on substantially all of our pre-petition debt obligations, including principal and accrued interest on our pre-petition primary credit facility and senior notes, letters of credit and derivative instruments. The aggregate amount of pre-petition debt obligations in default is approximately $3.6 billion.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The 2009 Annual Meeting of Stockholders of Lear Corporation was held on May 21, 2009. At the meeting, the following matters were submitted to a vote of the stockholders of Lear Corporation. There were no broker non-votes in matters (1) and (2) described below. An independent inspector of elections was engaged to tabulate stockholder votes.
(1)	The election of six directors to hold office until the 2010 Annual Meeting of Stockholders. The vote with respect to each nominee was as follows:

Nominee	For	Withheld
David E. Fry	47,347,312	19,122,096
Conrad L. Mallett, Jr.	47,251,691	19,217,717
Robert E. Rossiter	47,446,405	19,023,003
David P. Spalding	47,183,115	19,286,293
James A. Stern	47,166,583	19,302,825
Henry D.G. Wallace	47,363,655	19,105,753
(2)	The appointment of the firm Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009.

For	Against	Abstain
63,264,309	2,905,750	299,349
(3)	The approval of a stockholder proposal to implement global human rights standards.

For	Against	Abstain
5,570,683	34,380,555	6,099,337
(4)	The approval of a stockholder proposal to adopt simple majority vote protocol.

For	Against	Abstain
22,518,404	23,485,277	496,903
ITEM 6 — EXHIBITS
The exhibits listed on the “Index to Exhibits” on page 60 are filed with this Form 10-Q or incorporated by reference as set forth below.

LEAR CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION
Dated: August 13, 2009	By:	/s/ Robert E. Rossiter
Robert E. Rossiter
Chairman, Chief Executive Officer and President

	By:	/s/ Matthew J. Simoncini
Matthew J. Simoncini
Senior Vice President and Chief Financial Officer

LEAR CORPORATION
Index to Exhibits

Exhibit
Number	Exhibit
10.1	Third Amendment and Waiver, dated as of May 13, 2009, to the Amended and Restated Credit and Guarantee Agreement, dated as of April 25, 2006, as amended, among Lear, certain subsidiaries of Lear, the several lenders from time to time parties thereto, the several agents parties thereto and JPMorgan Chase Bank, N.A., as general administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2009).

10.2	Fourth Amendment and Release, dated as of June 22, 2009, to the Amended and Restated Credit and Guarantee Agreement, dated as of April 25, 2006, as amended, among Lear, certain subsidiaries of Lear, the several lenders from time to time parties thereto, the several agents parties thereto and JPMorgan Chase Bank, N.A., as general administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 6, 2009).

10.3*	Letter Agreement, dated May 21, 2009, between the Company and Daniel A. Ninivaggi (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 21, 2009).

10.4*	Amendment to Consulting Agreement, dated May 21, 2009, between the Company and James H. Vandenberghe (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 21, 2009).

10.5*	Agreement, dated as of June 30, 2009, between the Company and Robert E. Rossiter (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 6, 2009).

10.6*	Agreement, dated as of June 30, 2009, between the Company and Matthew J. Simoncini (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 6, 2009).

10.7*	Agreement, dated as of June 30, 2009, between the Company and Raymond E. Scott (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated July 6, 2009).

10.8*	Agreement, dated as of June 30, 2009, between the Company and Louis R. Salvatore (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated July 6, 2009).

** 31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

** 31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

** 32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** 32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory plan or arrangement.

**	Filed herewith.