Form 10-Q
period 2009-10-03
LEAR CORP
filed 2009-11-09
CIK 842162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2009.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to __________.
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
Yes ☐ No ☑
As of November 5, 2009, the number of shares outstanding of the registrant’s common stock was 77,524,222 shares.

LEAR CORPORATION
(DEBTOR-IN-POSESSION)
FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 3, 2009
INDEX

Page No.
Part I — Financial Information
Item 1 — Condensed Consolidated Financial Statements
Introduction to the Condensed Consolidated Financial Statements	3
Condensed Consolidated Balance Sheets - October 3, 2009 (Unaudited) and December 31, 2008	4
Condensed Consolidated Statements of Operations (Unaudited)- Three and Nine Months Ended October 3, 2009 and September 27, 2008	5
Condensed Consolidated Statements of Cash Flows (Unaudited)- Nine Months Ended October 3, 2009 and September 27, 2008	6
Notes to the Condensed Consolidated Financial Statements	7
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	41
Item 3 — Quantitative and Qualitative Disclosures about Market Risk (included in Item 2)
Item 4 — Controls and Procedures	63
Part II — Other Information
Item 1 — Legal Proceedings	63
Item 1A — Risk Factors	63
Item 6 — Exhibits	64
Signatures	65
EX-10.1
EX-10.2
EX-10.3
EX-10.5
EX-31.1
EX-31.2
EX-32.1
EX-32.2

LEAR CORPORATION
(DEBTOR-IN-POSESSION)
PART I — FINANCIAL INFORMATION
ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INTRODUCTION TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
We have prepared the condensed consolidated financial statements of Lear Corporation and subsidiaries, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the year ended December 31, 2008.
The financial information presented reflects all adjustments (consisting of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of operations, cash flows and financial position for the interim periods presented. These results are not necessarily indicative of a full year’s results of operations.

LEAR CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	October 3,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,771.3	$1,592.1
Accounts receivable	1,647.8	1,210.7
Inventories	452.3	532.2
Other	299.6	339.2

Total current assets	4,171.0	3,674.2

LONG-TERM ASSETS:
Property, plant and equipment, net	1,075.2	1,213.5
Goodwill, net	1,511.6	1,480.6
Other	472.5	504.6

Total long-term assets	3,059.3	3,198.7

	$7,230.3	$6,872.9

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Short-term borrowings	$31.2	$42.5
Debtor-in-possession term loan	500.0	—
Pre-petition primary credit facility	—	2,177.0
Accounts payable and drafts	1,636.2	1,453.9
Accrued liabilities	857.6	932.1
Current portion of long-term debt	4.2	4.3

Total current liabilities	3,029.2	4,609.8

LONG-TERM LIABILITIES:
Long-term debt	8.2	1,303.0
Other	641.0	712.4

Total long-term liabilities	649.2	2,015.4

LIABILITIES SUBJECT TO COMPROMISE (See Note 2)	3,611.2	—

EQUITY (DEFICIT):
Common stock, $0.01 par value, 150,000,000 shares authorized; 82,549,501 shares issued as of October 3, 2009 and December 31, 2008	0.8	0.8
Additional paid-in capital	1,372.4	1,371.7
Common stock held in treasury, 5,026,872 shares as of October 3, 2009, and 5,145,642 shares as of December 31, 2008, at cost	(170.1)	(176.1)
Retained deficit	(1,232.0)	(818.2)
Accumulated other comprehensive loss	(77.5)	(179.3)

Lear Corporation stockholders’ equity (deficit)	(106.4)	198.9
Noncontrolling interests	47.1	48.8

Equity (deficit)	(59.3)	247.7

	$7,230.3	$6,872.9

The accompanying notes are an integral part of these condensed consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share data)

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
Net sales	$2,547.9	$3,133.5	$6,997.2	$10,970.1

Cost of sales	2,314.3	3,004.8	6,804.1	10,284.2
Selling, general and administrative expenses	98.2	127.8	332.0	416.6
Interest expense ($71.1 million and $189.8 million of contractual interest for the three and nine months ended October 3, 2009, respectively (see Note 1))	21.5	46.5	140.2	139.5
Other expense, net	25.9	25.9	44.4	25.5
Reorganization items, net	38.6	—	38.6	—

Consolidated income (loss) before provision for income taxes	49.4	(71.5)	(362.1)	104.3
Provision for income taxes	19.1	20.9	38.8	89.7

Consolidated net income (loss)	30.3	(92.4)	(400.9)	14.6
Less: Net income attributable to noncontrolling interests	5.7	5.8	12.9	16.3

Net income (loss) attributable to Lear	$24.6	$(98.2)	$(413.8)	$(1.7)

Basic and diluted net income (loss) per share attributable to Lear	$0.32	$(1.27)	$(5.34)	$(0.02)

The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine Months Ended
	October 3,	September 27,
	2009	2008
Cash Flows from Operating Activities:
Consolidated net income (loss)	$(400.9)	$14.6
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	199.3	227.5
Reorganization items, net	38.6	—
Net change in recoverable customer engineering and tooling	(3.4)	(12.4)
Net change in working capital items	56.1	(145.6)
Net change in sold accounts receivable	(138.5)	133.7
Other, net	6.2	33.8

Net cash provided by (used in) operating activities	(242.6)	251.6

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(62.7)	(133.8)
Other, net	22.6	(11.5)

Net cash used in investing activities	(40.1)	(145.3)

Cash Flows from Financing Activities:
Debtor-in-possession term loan borrowings	500.0	—
Primary credit facility repayments, net	—	(3.0)
Senior note repayments	—	(130.8)
Other long-term debt repayments, net	(0.2)	(22.8)
Short-term debt repayments, net	(10.5)	(0.2)
Payment of financing fees	(57.9)	—
Repurchase of common stock	—	(4.2)
Dividends paid to noncontrolling interests	(15.4)	(16.5)
Increase (decrease) in drafts	0.2	(4.1)

Net cash provided by (used in) financing activities	416.2	(181.6)

Effect of foreign currency translation	45.7	(2.8)

Net Change in Cash and Cash Equivalents	179.2	(78.1)
Cash and Cash Equivalents as of Beginning of Period	1,592.1	601.3

Cash and Cash Equivalents as of End of Period	$1,771.3	$523.2

Changes in Working Capital Items:
Accounts receivable	$(251.4)	$99.8
Inventories	80.8	(74.0)
Accounts payable	137.2	(78.6)
Accrued liabilities and other	89.5	(92.8)

Net change in working capital items	$56.1	$(145.6)

Supplementary Disclosure:
Cash paid for interest	$54.3	$120.1

Cash paid for income taxes	$38.8	$82.0

The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation
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
Certain amounts in the prior period’s financial statements have been reclassified to conform to the presentation used in the quarter ended October 3, 2009.
Financial Reporting in Reorganization
As described in Note 2, “Reorganization under Chapter 11 and Going Concern,” on July 7, 2009, Lear and certain of its United States and Canadian subsidiaries (the “Canadian Debtors” and collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) (“Chapter 11”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) (Consolidated Case No. 09-14326) (the “Chapter 11 Cases”). On July 9, 2009, the Canadian Debtors also filed petitions for protection under section 18.6 of the Companies’ Creditors Arrangement Act (the “CCAA”) in the Ontario Superior Court, Commercial List (the “Canadian Court”). The Debtors have operated their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 and orders of the Bankruptcy Court and the Canadian Court and will continue to do so until they emerge from Chapter 11 bankruptcy proceedings, as described herein. The Canadian Court granted the Canadian Debtors a stay of any Canadian proceedings up to and including November 20, 2009, to allow the Debtors to pursue confirmation of a plan of reorganization in the U.S. proceedings. The Company’s remaining subsidiaries, consisting primarily of non-U.S. and non-Canadian subsidiaries, are not subject to the requirements of the Bankruptcy Code.
As a result of the Chapter 11 Cases, the Company adopted the provisions of FASB Accounting Standards CodificationTM (“ASC”) subtopic 852-10, “Reorganizations” (formerly, American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”). ASC 852-10 does not change the application of GAAP with respect to the preparation of the Company’s financial statements. However, ASC 852-10 does require that financial statements, for periods including and subsequent to a Chapter 11 filing, distinguish between transactions and events that are directly associated with the reorganization proceedings and the ongoing operations of the business, as well as additional disclosures. Effective July 7, 2009, expenses, gains and losses directly associated with the reorganization proceedings are reported as reorganization items, net in the accompanying condensed consolidated statements of operations for the three and nine months ended October 3, 2009. In addition, liabilities subject to compromise in the Chapter 11 Cases are distinguished from liabilities not subject to compromise and from post-petition liabilities in the accompanying condensed consolidated balance sheet as of October 3, 2009. Liabilities subject to compromise are reported at amounts expected to be allowed, even if they settle for lesser amounts. For the period from July 7, 2009 through October 3, 2009, contractual interest expense related to liabilities subject to compromise of $49.6 million has not been recorded as it is not expected to be an allowed claim under the Chapter 11 Cases. The Company has also included $61.5 million of accrued interest, which was recorded prior to the Chapter 11 Cases and relates to certain debt obligations subject to compromise, in liabilities subject to compromise as of October 3, 2009. For further information on liabilities subject to compromise, see Note 2, “Reorganization under Chapter 11 and Going Concern.”
In addition, the Company intends to apply fresh-start accounting upon emergence from Chapter 11. The application of fresh-start accounting will result in fair value adjustments to the Company’s assets and liabilities and in a new basis of accounting. Fresh-start accounting is dependent on the provisions of the Plan and the amount and fair value of the Company’s assets and liabilities as of the emergence date.
New Accounting Pronouncement
On January 1, 2009, the Company adopted the provisions of ASC subtopic 810-10-45, “Noncontrolling Interest in a Subsidiary.” ASC 810-10-45 requires the reporting of all noncontrolling interests as a separate component of equity (deficit), the reporting of consolidated net income (loss) as the amount attributable to both Lear and noncontrolling interests and the separate disclosure of net income (loss) attributable to Lear and net income (loss) attributable to noncontrolling interests. In addition, this statement provides accounting and reporting guidance related to changes in noncontrolling ownership interests.

LEAR CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The reporting and disclosure requirements discussed above are required to be applied retrospectively. As such, all prior periods presented have been restated to conform to the presentation and reporting requirements of ASC 810-10-45. In the accompanying condensed consolidated balance sheet as of December 31, 2008, $48.8 million of noncontrolling interests were reclassified from other long-term liabilities to equity (deficit). In the accompanying condensed consolidated statements of operations for the three and nine months ended September 27, 2008, $5.8 million and $16.3 million, respectively, of net income attributable to noncontrolling interests was reclassified from other expense, net. In the accompanying condensed consolidated statement of cash flows for the nine months ended September 27, 2008, $16.5 million of dividends paid to noncontrolling interests were reclassified from cash flows from operating activities to cash flows from financing activities.
(2) Reorganization under Chapter 11 and Going Concern
Reorganization under Chapter 11 of the Bankruptcy Code
On July 6, 2009, the Company entered into agreements supporting a qualified plan of reorganization (a “Qualified Plan”) with certain of the lenders under its pre-petition primary credit facility and certain holders of its senior notes (see “Plan of Reorganization” below). Upon entering into these agreements, on July 7, 2009, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. On July 9, 2009, the Canadian Debtors also filed petitions for protection under the CCAA. The Canadian Debtors are seeking relief consistent with the relief sought by the Debtors in the Chapter 11 Cases. The Debtors have operated their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 and orders of the Bankruptcy Court and the Canadian Court and will continue to do so until they emerge from Chapter 11 bankruptcy proceedings, as described herein.
On July 8, 2009, the Bankruptcy Court approved certain first-day motions in the Chapter 11 Cases, including, without limitation, approval of an interim order authorizing the use by the Debtors of their cash collateral (subject to certain specified terms and conditions), orders authorizing the payment of suppliers, wages, salaries and other benefits to employees and certain operating expenses, orders authorizing continued service to customers and maintenance of customer programs and orders authorizing the continued use of the Company’s existing cash management system and continuation of intercompany funding of the Company’s non-Debtor foreign affiliates. In addition, on July 9, 2009, the Canadian Court entered an order recognizing (i) the Chapter 11 Cases under section 18.6 of the CCAA and (ii) all of the orders approved by the Bankruptcy Court in connection with the Debtors’ first-day motions. On July 31, 2009, the Bankruptcy Court approved on a final basis the Debtors’ first-day motions, relating to these and certain other matters.
On August 14, 2009, the Debtors filed a joint plan of reorganization and related disclosure statement with the Bankruptcy Court. On September 12, 2009, the Debtors filed the first amended joint plan of reorganization (as amended, supplemented or otherwise modified, the “Plan”) and disclosure statement (as amended, supplemented or otherwise modified, the “Disclosure Statement”) with the Bankruptcy Court. On September 18, 2009, the Bankruptcy Court approved the adequacy of information contained in the Disclosure Statement, and the Debtors subsequently commenced solicitation of the votes of its lenders, bondholders and other interest holders entitled to vote on the Plan. The Plan was approved by all voting classes, including 100% of all Class 3A Prepetition Credit Agreement Secured Claims and Class 6A Convenience Claims, and over 96% of all Class 5A Other General Unsecured Claims (as each of those terms is defined under the Plan).
On November 5, 2009, the Bankruptcy Court entered an order confirming the Plan (the “Confirmation Order”), and on November 6, 2009, the Canadian Court entered an order recognizing the Confirmation Order and giving full force and effect to the Confirmation Order and Plan under applicable Canadian law. The Debtors expect to emerge from Chapter 11 bankruptcy proceedings on or about November 9, 2009, subject to the satisfaction of certain conditions by the Debtors.
Although the Bankruptcy Court entered the Confirmation Order confirming the Plan, the consummation of the Plan is subject to the following conditions that the Debtors must satisfy prior to the Plan becoming effective (the date on which the Plan becomes effective hereinafter referred to as the “Effective Date”): (a) contemporaneous effectiveness of an alternative exit financing facility that repays the debtor-in-possession term loan (as described below) in cash in full on the Effective Date; and (b) there shall have been no modification or stay of the Confirmation Order or entry of other court order prohibiting transactions contemplated by the Plan from being consummated. In addition, the Debtors must perform various other administrative actions in conjunction with emergence from

LEAR CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Chapter 11. There can be no assurance that the Debtors will satisfy these conditions, complete such required actions and emerge from Chapter 11 within the Debtors’ anticipated timeframe or at all.
Plan of Reorganization
The Plan and the Confirmation Order provide for a restructuring of the Debtors’ capital structure which, after the Effective Date, would consist of the following:
•	First Lien Facility — A First Lien Facility of up to $500 million.

•	Second Lien Facility — A Second Lien Facility of $600 million.

•	Series A Preferred Stock — $500 million of Series A convertible participating preferred stock, par value $0.01 per share (the “Series A Preferred Stock”) (which would not bear any mandatory dividends). The Series A Preferred Stock is convertible into approximately 24.2% of the Common Stock, on a fully diluted basis (assuming the issuance of $450 million of Series A Preferred Stock after giving effect to the payments described below under “— Excess Cash Paydown”).

•	Common Stock and Warrants — A single class of common stock, par value $0.01 per share (the “Common Stock”), including sufficient shares to provide for (i) management equity grants, (ii) the conversion of the Series A Preferred Stock into Common Stock and (iii) the issuance to the Lenders and the holders of senior notes and certain other general unsecured claims against the Debtors of warrants to purchase 15% of the Company’s new common stock, on a fully diluted basis (the “Warrants”). On the Effective Date, the Company expects to have outstanding approximately 34.1 million shares of Common Stock, 10.9 million shares of Series A Preferred Stock (which are convertible into shares of Common Stock on a one-for-one basis) and 8.2 million Warrants (which are exercisable for shares of Common Stock on a one-for-one basis). In addition, on the Effective Date, the Company expects to grant approximately 1.3 million restricted stock units under its management equity plan (which are convertible into shares of Common Stock on a one-for-one basis on their future vesting dates). The Warrants are exercisable at a nominal exercise price at any time during the period (a) commencing on the business day immediately following a period of 30 consecutive trading days during which the closing price of the Common Stock for at least 20 of the trading days is equal to or greater than $39.63 (as adjusted from time to time) and (b) ending on the fifth anniversary of the Effective Date.
In addition, under the Plan, existing shares of the Company’s common stock would be extinguished and no distributions would be made to the Company’s existing shareholders.
Excess Cash Paydown
The Plan provides that to the extent that the Company has minimum liquidity on the Effective Date in excess of $1.0 billion, subject to certain accruals and adjustments, the amount of such excess would be utilized to prepay, first, the Series A Preferred Stock in an aggregate stated value of up to $50 million; then, the Second Lien Facility in an aggregate principal amount of up to $50 million; and thereafter, reduce the First Lien Facility. The Company expects to have liquidity, after giving effect to certain accruals and adjustments, of between $1.2 billion and $1.3 billion as of the Effective Date. In the event that the Company has such liquidity, in accordance with the Plan and the Confirmation Order, the Company will apply its cash as of the Effective Date in excess of the $1.0 billion of minimum liquidity as follows: (i) $50 million of cash in aggregate will be paid to the Lenders, thereby reducing the amount of the Series A Preferred Stock to be issued on the Effective Date from $500 million to $450 million; (ii) $50 million of cash will be used to prepay the second lien term loans under the Second Lien Facility, thereby reducing the principal amount of the Second Lien Facility from $600 million to $550 million; and (iii) the remaining amount of such excess cash, estimated to be between $100 million and $200 million, will be used to reduce the principal amount of the First Lien Facility.
DIP Agreement, First Lien Facility and Second Lien Facility
On July 6, 2009, the Debtors entered into a credit and guarantee agreement by and among the Company, as borrower, and the other guarantors named therein, JPMorgan Chase Bank, N.A., as administrative agent, and each of the lenders party thereto (the “DIP Agreement”). The DIP Agreement provided for new money debtor-in-possession financing comprised of a term loan in the aggregate principal amount of $500 million (the “DIP Facility”). On August 4, 2009, the Bankruptcy Court entered an order approving the DIP Agreement. The closing of the DIP Facility occurred on August 5, 2009, and the Debtors subsequently received proceeds of $500 million, net of related fees and expenses of $36.7 million, related to available debtor-in-possession financing.

LEAR CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
On October 23, 2009, the Company entered into a first lien credit agreement (the “First Lien Agreement”) by and among the Company, certain financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent. Pursuant to the terms of the First Lien Agreement, on the Effective Date, the Company will have access to an initial funding in an amount of $200 million (the “Closing Date Draw”) and a delayed draw funding in an amount of up to $200 million (the “Delayed Draw” and together with the Closing Date Draw, the “First Lien Facility”) to be drawn not later than 35 days after the Closing Date Draw. The amount of the Delayed Draw will be determined based on the terms of the Plan and the liquidity needs of the Company. In addition to the foregoing, upon satisfaction of certain conditions, the Company will have the right to raise additional funds to increase the amount available under the First Lien Facility up to an aggregate amount of $600 million, subject to certain conditions. The proceeds of the First Lien Facility will be used to satisfy amounts outstanding under the DIP Agreement and for general corporate purposes.
In addition, pursuant to the terms of the Plan, the Company expects to enter into a second lien credit agreement dated on or about the Effective Date (the “Second Lien Agreement”) with certain financial institutions and JPMorgan Chase Bank, N.A., as administrative agent, providing for the issuance of $550 million of term loans (the “Second Lien Facility”), which debt will be issued in partial satisfaction of amounts outstanding under the pre-petition primary credit facility.
Although the Bankruptcy Court entered the Confirmation Order confirming the Plan, no assurance can be given as to whether or when the Company will meet the requirements to fund the First Lien Facility, enter into and meet the requirements to fund the Second Lien Facility or consummate the Plan. For further information regarding the DIP Agreement, the First Lien Facility and the Second Lien Facility, see Note 7, “Long-Term Debt.”
Other Matters relating to Reorganization under Chapter 11 of the Bankruptcy Code
As described in Note 7, “Long-Term Debt,” the filing of the Chapter 11 Cases constituted a default or otherwise triggered repayment obligations under substantially all of the pre-petition debt obligations of the Debtors. However, under Chapter 11, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect pre-petition indebtedness or to exercise control over the property of the debtor’s estate. Absent an order of the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities are subject to settlement under the Plan. For further discussion of defaults under the Company’s pre-petition primary credit facility and senior notes, see Note 7, “Long-Term Debt.” For a discussion of defaults under certain foreign exchange and interest rate derivative contracts, see Note 17, “Financial Instruments.”
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
The Company anticipates that substantially all of the Debtors’ pre-petition liabilities will be resolved under, and treated in accordance with, the Plan. Although the Bankruptcy Court has confirmed the Plan and the Debtors expect to emerge from Chapter 11 bankruptcy proceedings on or about November 9, 2009, there can be no assurance as to whether or when the Plan will be consummated. Furthermore, there can be no assurance that the Debtors will be successful in achieving their reorganization goals or that any measures that are achievable will result in sufficient improvement to the Debtors’ financial position.
Listing of the Company’s Common Stock on the NYSE
The Company’s shares of common stock were listed on the New York Stock Exchange (the “NYSE”) under the symbol “LEA.” On July 2, 2009, the NYSE suspended the trading of the Company’s shares, and the NYSE subsequently delisted the Company’s common stock.
In connection with its emergence from Chapter 11, the Company has submitted a listing application to relist its shares of common stock under the ticker symbol “LEA” on the NYSE upon emergence from Chapter 11. Subject to the NYSE’s approval of the

LEAR CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Company’s listing application, the Company expects its common stock to commence trading on the NYSE on a “when issued” basis (LEA WI) on or about the Effective Date and “regular way” trading of its common stock under the symbol “LEA” to commence as soon as possible thereafter. There can be no assurance, however, as to whether or when the Company will consummate the Plan and effectuate such relisting by the NYSE.
Bankruptcy Reporting Requirements
Additional information on the Chapter 11 Cases, including access to documents filed with the Bankruptcy Court and other general information about the Chapter 11 Cases, is available at http://www.kccllc.net/lear. The Company has submitted monthly operating reports to the Bankruptcy Court during the Chapter 11 Cases. These monthly reports have been prepared according to the requirements of federal bankruptcy law. While the Company believes that these reports provide then-current information required under federal bankruptcy law, they are nonetheless unconsolidated, unaudited, prepared in a format different from that used in the Company’s consolidated financial statements filed under the securities laws and are only prepared for the combined Debtor entities. Accordingly, the Company believes that the substance and format of the materials does not allow meaningful comparison with its regular publicly disclosed consolidated financial statements. Moreover, the materials filed with the Bankruptcy Court have not been prepared for the purpose of providing a basis for an investment decision relating to the Company’s securities or for comparison with other financial information filed with the Securities and Exchange Commission.
Going Concern
The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is contingent upon its ability to comply with the financial and other covenants contained in the DIP Agreement and the Company’s ability the consummate the Plan, among other things. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under Chapter 11, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Agreement), for amounts other than those reflected in the accompanying condensed consolidated financial statements. Further, the Plan could materially change the amounts and classifications of assets and liabilities reported in the historical consolidated financial statements. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Chapter 11 Cases.
For further information, see Note 7, “Long-Term Debt,” and Note 1, “Basis of Presentation,” and Note 9, “Long-Term Debt,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Liabilities Subject to Compromise
As described above, certain claims against the Debtors in existence prior to the Chapter 11 Cases (“pre-petition liabilities”) may be subject to compromise or other treatment under the Plan (see “Other Matters relating to Reorganization under Chapter 11 of the Bankruptcy Code”) and are reflected as liabilities subject to compromise in the accompanying condensed consolidated balance sheet. A summary of liabilities subject to compromise as of October 3, 2009, is shown below (in millions):

Short-term borrowings	$2.1
Accounts payable and drafts	0.3
Accrued liabilities	81.3
Debt subject to compromise
Pre-petition primary credit facility	2,215.5
8.50% Senior Notes, due 2013	298.0
8.75% Senior Notes, due 2016	589.3
5.75% Senior Notes, due 2014	399.5
Zero-coupon Convertible Senior Notes, due 2022	0.8
Accrued interest	61.5
Unamortized debt issuance costs	(37.1)

Liabilities subject to compromise	$3,611.2

This summary is consistent with the treatment provided for in the Plan.

LEAR CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Reorganization Items, Net
Reorganization items, net include expenses, gains and losses directly related to the Debtors’ reorganization proceedings. A summary of reorganization items, net for the three and nine months ended October 3, 2009, is shown below (in millions):

Professional fees	$20.8
Interest income	(0.1)
Incentive compensation expenses	18.8
Other	(0.9)

Reorganization items, net	$38.6

Condensed Combined Debtor-in-Possession Financial Information
The financial statements shown below represent the condensed combined financial statements of the Debtors only and are prepared on the same basis as the accompanying condensed consolidated financial statements. Non-Debtor subsidiaries are reflected as non-consolidated subsidiaries in these financial statements. Accordingly, the net assets of non-Debtor subsidiaries are reflected as “Investments in non-Debtor subsidiaries and other” in the balance sheet shown below, and the net loss of non-Debtor subsidiaries is reflected as “Equity in net loss of non-Debtor subsidiaries” in the statement of operations shown below. Intercompany transactions between the Debtors have been eliminated. Intercompany transactions between the Debtors and the non-Debtor subsidiaries have not been eliminated and are reflected as “Amounts due from non-Debtor subsidiaries, net” in the balance sheet shown below.
CONDENSED COMBINED DEBTOR-IN-POSSESSION
BALANCE SHEET
(Non-filed entities, principally non-U.S. and non-Canadian subsidiaries, excluded from Debtor group; unaudited; in millions)

October 3, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$793.0
Accounts receivable	106.4
Inventories	176.4
Amounts due from non-Debtor subsidiaries, net	1,630.8
Other	62.1

Total current assets	2,768.7

LONG-TERM ASSETS:
Property, plant and equipment, net	338.0
Investments in non-Debtor subsidiaries and other	1,915.8

Total long-term assets	2,253.8

$5,022.5

LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Debtor-in-possession term loan	$500.0
Accounts payable and drafts	430.9
Accrued liabilities	224.5

Total current liabilities	1,155.4

LONG-TERM LIABILITIES:
Other long-term liabilities	362.3

LIABILITIES SUBJECT TO COMPROMISE	3,611.2

DEFICIT ATTRIBUTABLE TO DEBTORS	(106.4)

$5,022.5

LEAR CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
CONDENSED COMBINED DEBTOR-IN-POSSESSION
STATEMENTS OF OPERATIONS
(Non-filed entities, principally non-U.S. and non-Canadian subsidiaries, excluded from Debtor group; unaudited; in millions)

	Three months ended	Nine months ended
	October 3, 2009	October 3, 2009
Net sales	$811.1	$2,050.2

Cost of sales	677.0	2,027.1
Selling, general and administrative expenses	41.5	152.5
Interest income from non-Debtor subsidiaries	(12.4)	(39.6)
Interest expense (excludes contractual interest of $49.6 million, see Note 2)	21.4	139.5
Other income, net	(19.8)	(39.6)
Equity in net loss of non-Debtor subsidiaries	43.1	190.3
Reorganization items, net	33.5	33.5

Income (loss) before provision for income taxes	26.8	(413.5)
Provision for income taxes	2.2	0.3

Net income (loss) attributable to Debtors	$24.6	$(413.8)

CONDENSED COMBINED DEBTOR-IN-POSSESSION
STATEMENT OF CASH FLOWS
(Non-filed entities, principally non-U.S. and non-Canadian subsidiaries, excluded from Debtor group; unaudited; in millions)

Nine Months Ended
October 3, 2009
Cash Flows from Operating Activities:
Net cash used in operating activities	$(186.7)

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(12.7)
Other, net	13.2

Net cash provided by investing activities	0.5

Cash Flows from Financing Activities:
Debtor-in-possession term loan borrowings	500.0
Other long-term debt repayments, net	(0.2)
Payment of financing fees	(57.9)
Decrease in drafts	(0.2)
Transactions with non-Debtor subsidiaries	(827.0)

Net cash used in financing activities	(385.3)

Effect of foreign currency translation	37.1

Net Change in Cash and Cash Equivalents	(534.4)
Cash and Cash Equivalents as of Beginning of Period	1,327.4

Cash and Cash Equivalents as of End of Period	$793.0

(3) Restructuring Activities
In 2005, the Company initiated a three-year restructuring strategy to (i) eliminate excess capacity and lower the operating costs of the Company, (ii) streamline the Company’s organizational structure and reposition its business for improved long-term profitability and

LEAR CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(iii) better align the Company’s manufacturing capacity with the changing needs of its customers. In light of industry conditions and customer announcements, the Company expanded this strategy in 2008. Through the end of 2008, the Company incurred pretax restructuring costs of $528.3 million. The Company has continued to restructure its global operations and to aggressively reduce its costs in 2009 and expects continued accelerated restructuring actions and related investments for at least the next several years.
Restructuring costs include employee termination benefits, fixed asset impairment charges and contract termination costs, as well as other incremental costs resulting from the restructuring actions. These incremental costs principally include equipment and personnel relocation costs. The Company also incurs incremental manufacturing inefficiency costs at the operating locations impacted by the restructuring actions during the related restructuring implementation period. Restructuring costs are recognized in the Company’s consolidated financial statements in accordance with GAAP. Generally, charges are recorded as elements of the restructuring strategy are finalized.
In the first nine months of 2009, the Company recorded charges of $86.0 million in connection with its restructuring actions. These charges consist of $80.6 million recorded as cost of sales, $11.0 million recorded as selling, general and administrative expenses, income of ($1.8) million recorded as other expense, net and income of ($3.8) recorded as reorganization items, net. The 2009 charges consist of employee termination benefits of $70.6 million, asset impairment charges of $5.7 million and contract termination costs of $6.7 million, as well as other related costs of $3.0 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations. Asset impairment charges relate to fixed assets with carrying values of $5.7 million in excess of related estimated fair values. Contract termination costs include net pension and other postretirement benefit plan charges of $9.4 million and various net credits of ($2.7) million, the majority of which relate to the rejection of certain lease agreements in connection with the Chapter 11 Cases.
A summary of 2009 activity, excluding net pension and other postretirement benefit plan charges of $9.4 million, is shown below (in millions):

	Accrual as of	2009	Utilization		Accrual as of
	January 1, 2009	Charges	Cash	Non-cash	October 3, 2009
Initial Restructuring Strategy:
Employee termination benefits	$27.0	$0.5	$(11.3)	$—	$16.2
Contract termination costs	5.9	(3.3)	(0.5)	—	2.1

	32.9	(2.8)	(11.8)	—	18.3

2008 and 2009 Restructuring Initiatives:
Employee termination benefits	46.1	70.1	(91.5)	—	24.7
Asset impairments	—	5.7	—	(5.7)	—
Contract termination costs	1.6	0.6	(0.9)	—	1.3
Other related costs	—	3.0	(8.4)	5.4	—

	47.7	79.4	(100.8)	(0.3)	26.0

Total	$80.6	$76.6	$(112.6)	$(0.3)	$44.3

(4) Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. A summary of inventories is shown below (in millions):

	October 3,	December 31,
	2009	2008
Raw materials	$397.7	$417.4
Work-in-process	29.3	29.8
Finished goods	25.3	85.0

Inventories	$452.3	$532.2

LEAR CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(5) Long-Term Assets
Property, Plant and Equipment
Property, plant and equipment is stated at cost. Depreciable property is depreciated over the estimated useful lives of the assets, principally using the straight-line method. A summary of property, plant and equipment is shown below (in millions):

	October 3,	December 31,
	2009	2008
Land	$137.0	$143.0
Buildings and improvements	581.7	594.9
Machinery and equipment	1,961.8	2,002.1
Construction in progress	2.5	5.0

Total property, plant and equipment	2,683.0	2,745.0
Less — accumulated depreciation	(1,607.8)	(1,531.5)

Net property, plant and equipment	$1,075.2	$1,213.5

Depreciation expense was $63.5 million and $74.3 million in the three months ended October 3, 2009 and September 27, 2008, respectively, and $195.7 million and $223.4 million in the nine months ended October 3, 2009 and September 27, 2008, respectively.
Costs associated with the repair and maintenance of the Company’s property, plant and equipment are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency or safety of the Company’s property, plant and equipment are capitalized and depreciated over the remaining life of the related asset.
The Company monitors its long-lived assets for impairment indicators on an ongoing basis in accordance with GAAP. If impairment indicators exist, the Company performs the required impairment analysis by comparing the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. The Company considered the impact of current market and economic conditions on the recoverability of its long-lived assets and does not believe that these conditions would have resulted in additional impairment charges as of October 3, 2009. The Company will, however, continue to assess the impact of any significant industry events and long-term automotive production estimates on the recoverability of its long-lived assets. A prolonged decline in automotive production levels or other significant industry events could result in long-lived asset impairment charges.
Investments in Affiliates
The Company monitors its investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis in accordance with GAAP. If the Company determines that an other-than-temporary decline in value has occurred, it recognizes an impairment loss, which is measured as the difference between the recorded book value and the fair value of the investment. Fair value is generally determined using an income approach based on discounted cash flows or negotiated transaction values.
In the three and nine months ended October 3, 2009, the Company recognized impairment charges of $15.4 million and $42.0 million, respectively, related to its investments in affiliates accounted for under the equity method.
(6) Goodwill
A summary of the changes in the carrying amount of goodwill, by reportable operating segment, for the nine months ended October 3, 2009, is shown below (in millions):

		Electrical and
	Seating	Electronic	Total
Balance as of January 1, 2009	$1,076.9	$403.7	$1,480.6
Foreign currency translation and other	23.1	7.9	31.0

Balance as of October 3, 2009	$1,100.0	$411.6	$1,511.6

Goodwill is not amortized but is tested for impairment on at least an annual basis. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment is more likely than not to have occurred. In conducting its

LEAR CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
impairment testing, the Company compares the fair value of each of its reporting units to the related net book value. If the net book value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized. The Company conducts its annual impairment testing as of the first day of the fourth quarter each year.
The Company considered the impact of current market and economic conditions on the fair value of each of its reporting units and, as of October 3, 2009, does not believe that an impairment is more likely than not to have occurred. The Company will, however, continue to assess the impact of any significant industry events and long-term automotive production estimates on its recorded goodwill. A prolonged decline in automotive production levels or other significant industry events could result in goodwill impairment charges.
(7) Long-Term Debt
A summary of long-term debt and the related weighted average interest rates, including the effect of hedging activities described in Note 17, “Financial Instruments,” is shown below (in millions):

	October 3, 2009		December 31, 2008
		Weighted		Weighted
	Long-Term	Average	Long-Term	Average
	Debt	Interest Rate	Debt	Interest Rate
Debtor-in-possession term loan	$500.0	13.5%	$—	N/A
Pre-petition Primary Credit Facility — Revolver (1)	—	N/A	1,192.0	4.09%
Pre-petition Primary Credit Facility — Term Loan (1)	—	N/A	985.0	5.46%
8.50% Senior Notes, due 2013 (1)	—	N/A	298.0	8.50%
8.75% Senior Notes, due 2016 (1)	—	N/A	589.3	8.75%
5.75% Senior Notes, due 2014 (1)	—	N/A	399.5	5.635%
Zero-coupon Convertible Senior Notes, due 2022 (1)	—	N/A	0.8	4.75%
Other (1)	12.4	2.04%	19.7	4.27%

	512.4		3,484.3
Less — Current portion	(504.2)		(4.3)
Pre-petition primary credit facility	N/A		(2,177.0)

Long-term debt	$8.2		$1,303.0

(1)	As described below and in Note 2, “Reorganization under Chapter 11 and Going Concern,” the Company’s pre-petition primary credit facility, senior notes and certain other debt are reflected as liabilities subject to compromise as of October 3, 2009. On the Effective Date, the Company’s pre-petition primary credit facility and senior notes will be canceled, and all liens thereunder will be canceled and released and will no longer have any force and effect.
Pre-Petition Primary Credit Facility
The Company’s pre-petition primary credit facility consists of an amended and restated credit and guarantee agreement, as further amended, which provides for maximum revolving borrowing commitments of $1.3 billion and a term loan facility of $1.0 billion. The pre-petition primary credit facility contains certain affirmative and negative covenants and customary events of default, including an event of default triggered by a change of control of the Company. The Company’s obligations under the pre-petition primary credit facility are secured by a pledge of all or a portion of the capital stock of certain of its subsidiaries, including substantially all of its first-tier subsidiaries, and are partially secured by a security interest in the Company’s assets and the assets of certain of its domestic subsidiaries. In addition, the Company’s obligations under the pre-petition primary credit facility are guaranteed, on a joint and several basis, by certain of its subsidiaries, which are primarily domestic subsidiaries and all of which are directly or indirectly 100% owned by the Company (see Note 19, “Supplemental Guarantor Condensed Consolidating Financial Statements”).
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

LEAR CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
On July 6, 2009, the Company entered into agreements supporting a Qualified Plan with certain of the lenders under its pre-petition primary credit facility and certain holders of its senior notes. Pursuant to these agreements, such lenders and holders of senior notes agreed, subject to certain conditions, to support any Plan proposed by the Debtors to the extent that such Plan is consistent in all material respects with the Qualified Plan. Upon entering into these agreements, on July 7, 2009, the Debtors filed the Chapter 11 Cases with the Bankruptcy Court and on July 9, 2009, the Canadian Debtors filed petitions for protection under the CCAA. For further discussion of the Chapter 11 Cases and the Plan, see Note 2, “Reorganization under Chapter 11 and Going Concern.”
The filing of the Chapter 11 Cases on July 7, 2009, constituted a default or otherwise triggered repayment obligations under substantially all pre-petition debt obligations of the Debtors, including the pre-petition primary credit facility. In addition, on June 30, 2009, the Company did not make required payments in an aggregate amount of $7.2 million due and payable under the pre-petition primary credit facility. Further, as of July 1, 2009, the Company was not in compliance with the leverage ratio and interest coverage ratio covenants contained in the pre-petition primary credit facility, as well as certain other provisions of the pre-petition primary credit facility. As a result, the Company’s obligations under the pre-petition primary credit facility have been accelerated. Under Chapter 11, however, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect pre-petition indebtedness or to exercise control over the property of the debtor’s estate. Absent an order of the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities are subject to settlement under the Plan. The Company has classified its obligations outstanding under the pre-petition primary credit facility as liabilities subject to compromise in the accompanying condensed consolidated balance sheet as of October 3, 2009, and as current liabilities in the accompanying condensed consolidated balance sheet as of December 31, 2008. Furthermore, the defaults under the pre-petition primary credit facility described above have resulted in a cross-default and the acceleration of the Company’s payment obligations under certain foreign exchange and interest rate hedging transactions. See Note 17, “Financial Instruments.”
Senior Notes
The Company’s obligations under the senior notes are guaranteed by the same subsidiaries that guarantee its obligations under the pre-petition primary credit facility. In the event that any such subsidiary ceases to be a guarantor under the pre-petition primary credit facility, such subsidiary will be released as a guarantor of the senior notes (see Note 19, “Supplemental Guarantor Condensed Consolidating Financial Statements”). The Company’s obligations under the senior notes are not secured by the pledge of the assets or capital stock of any of its subsidiaries.
With the exception of the Company’s zero-coupon convertible senior notes, the Company’s senior notes contain covenants restricting the ability of the Company and its subsidiaries to incur liens and to enter into sale and leaseback transactions.
The filing of the Chapter 11 Cases on July 7, 2009, constituted a default or otherwise triggered repayment obligations under substantially all pre-petition debt obligations of the Debtors, including the senior notes. In addition, the Company did not make regularly scheduled interest payments in an aggregate amount of $38.4 million on its senior notes due 2013 or senior notes due 2016 that were due and payable on June 1, 2009. As the Company did not make the interest payment on either such series of senior notes by the expiration of the 30-day cure period following the interest payment due date, the Company is in default under each such series of senior notes, and the holders of at least twenty-five percent (25%) in aggregate principal amount of each such series of senior notes have the right to accelerate their respective obligations thereunder. Under Chapter 11, however, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect pre-petition indebtedness or to exercise control over the property of the debtor’s estate. Absent an order of the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities are subject to settlement under the Plan. The Company has classified its obligations outstanding under the senior notes as liabilities subject to compromise in the accompanying condensed consolidated balance sheet as of October 3, 2009.

LEAR CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
DIP Agreement, First Lien Facility and Second Lien Facility
On July 6, 2009, the Debtors entered into the DIP Agreement, as further described in Note 2, “Reorganization under Chapter 11 and Going Concern.” On August 4, 2009, the Bankruptcy Court entered an order approving the DIP Agreement. The closing of the DIP Facility occurred on August 5, 2009, and the Debtors subsequently received proceeds of $500 million, net of related fees and expenses of $36.7 million, related to available debtor-in-possession financing.
The DIP Facility is comprised of a term loan in the aggregate principal amount of $500 million. The proceeds of the term loan have been used for working capital and other general corporate needs of the Debtors and their subsidiaries and the payment of fees and expenses in accordance with the order of the Bankruptcy Court authorizing such borrowing and subject to the satisfaction of certain other customary conditions. Obligations under the DIP Agreement are secured by a lien on the assets of the Debtors (which lien has first priority priming status with respect to many of the Debtors’ assets) and by a superpriority administrative expense claim in each of the Chapter 11 Cases. In addition, obligations under the DIP Agreement are guaranteed, on a joint and several basis, by certain of the Company’s domestic subsidiaries, which are directly or indirectly 100% owned by the Company.
Advances under the DIP Agreement incur interest at a fixed rate per annum equal to LIBOR (with a LIBOR floor of 3.5%), as adjusted for certain statutory reserves, plus 10%.
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
The DIP Facility matures on the first anniversary of the closing date thereof, August 5, 2009 (the “DIP Closing Date”), and may be extended, at the Company’s option, to the date that is fifteen (15) months after the DIP Closing Date. The DIP Facility is convertible, at the Company’s option, into an exit facility of up to $500 million (the “DIP Exit Facility”), comprised of a term loan in an aggregate principal amount equal to the principal amount of the term loans outstanding under the DIP Facility at the time of conversion. The DIP Agreement also provides the Company with the flexibility to obtain alternative post-effective date financing in lieu of the DIP Exit Facility. The Debtors have obtained such alternative financing and will not enter into the DIP Exit Facility. Instead, the Debtors expect to fund the First Lien Facility and enter into and fund the Second Lien Facility, each as described below, on or about the Effective Date.
On October 23, 2009, the Company entered into the First Lien Agreement by and among the Company, certain financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent. Pursuant to the terms of the First Lien Agreement, on the Effective Date, the Company will have access to the Closing Date Draw of $200 million and the Delayed Draw of up to $200 million to be drawn not later than 35 days after the Closing Date Draw. The amount of the Delayed Draw will be determined based on the terms of the Plan and the liquidity needs of the Company. In addition to the foregoing, upon satisfaction of certain conditions, the Company will have the right to raise additional funds to increase the amount available under the First Lien Facility up to an aggregate amount of $600 million, subject to certain conditions.
The First Lien Facility is comprised of the term loans described in the preceding paragraph. The proceeds of such term loans will be used to repay amounts outstanding under the DIP Agreement and for other general corporate needs of the Company and its subsidiaries. Obligations under the First Lien Agreement are secured by a lien on substantially all of the assets of the Company. In addition, obligations under the First Lien Agreement are guaranteed, on a joint and several basis, by certain of the Company’s domestic subsidiaries, which are directly or indirectly 100% owned by the Company, and secured by a lien on substantially all of their assets.
Advances under the First Lien Agreement bear interest at a fixed rate per annum equal to (i) LIBOR (with a LIBOR floor of 2%), as adjusted for certain statutory reserves, plus 5.50% or (ii) the Adjusted Base Rate (as defined in the First Lien Agreement) plus 4.50%. In addition, the First Lien Agreement obligates the Debtors to pay certain fees to the lenders.

LEAR CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The First Lien Agreement contains various representations, warranties and covenants by the Company that are customary for transactions of this nature. These covenants include, without limitation, (i) covenants regarding maximum leverage and minimum interest coverage; (ii) limitations on the amount of capital expenditures; (iii) limitations on fundamental changes involving the Company or its subsidiaries; and (iv) limitations on indebtedness and liens.
Obligations under the First Lien Agreement may be accelerated following certain events of default, including, without limitation, any breach by the Company of any of the representations, warranties or covenants made in the First Lien Agreement or the entry into bankruptcy of the Company or certain of its subsidiaries.
The First Lien Facility matures on the fifth anniversary of the Closing Date Draw, provided that if the Second Lien Agreement is not refinanced prior to three months before its maturity, which is the third anniversary of the Closing Date Draw, the maturity of the First Lien Facility will be adjusted automatically to three months before the maturity of the Second Lien Facility.
In addition, pursuant to the terms of the Plan, the Company expects to enter into the Second Lien Agreement with certain financial institutions, and JPMorgan Chase Bank, N.A., as administrative agent, providing for the issuance of $550 million of term loans, which debt will be issued in partial satisfaction of amounts outstanding under the pre-petition primary credit facility.
Advances under the Second Lien Agreement will bear interest at a fixed rate per annum equal to (i) LIBOR (with a LIBOR floor of 3.5%), as adjusted for certain statutory reserves, plus 5.50% (with certain increases over the life of the Second Lien Facility) or (ii) the Adjusted Base Rate (as defined in the Second Lien Agreement) plus 4.50% (with certain increases over the life of the Second Lien Facility). In addition, the Second Lien Agreement obligates the Debtors to pay certain fees to the lenders.
The Second Lien Agreement will contain various customary representations, warranties and covenants by the Company, including, without limitation, (i) covenants regarding maximum leverage and minimum interest coverage; (ii) limitations on the amount of capital expenditures; (iii) limitations on fundamental changes involving the Company or its subsidiaries; and (iv) limitations on indebtedness and liens. The Second Lien Agreement’s scheduled maturity is the third anniversary of the Closing Date Draw.
Each of the foregoing descriptions of the First Lien Facility and the Second Lien Facility is subject to the Excess Cash Paydown contemplated by the Plan and further described in Note 2, “Reorganization under Chapter 11 and Going Concern.”
Although the Bankruptcy Court entered the Confirmation Order confirming the Plan, no assurance can be given as to whether or when the Company will meet the requirements to fund the First Lien Facility, enter into and meet the requirements to fund the Second Lien Facility or consummate the Plan.
For further information, see Note 2, “Reorganization under Chapter 11 and Going Concern.”

LEAR CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(8) Pension and Other Postretirement Benefit Plans
Net Periodic Benefit Cost
The components of the Company’s net periodic benefit cost are shown below (in millions):

	Pension		Other Postretirement
	Three Months Ended		Three Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
Service cost	$2.3	$4.1	$0.6	$1.8
Interest cost	11.7	12.9	2.8	4.0
Expected return on plan assets	(10.5)	(14.8)	—	—
Amortization of actuarial loss	1.4	0.1	—	0.8
Amortization of transition obligation	—	—	0.1	0.2
Amortization of prior service (credit) cost	1.3	1.8	(1.7)	(0.9)
Special termination benefits	(19.9)	—	0.1	0.2
Settlement loss	3.0	—	—	—
Curtailment (gain) loss, net and related credits	(30.3)	1.6	(0.5)	—

Net periodic benefit cost	$(41.0)	$5.7	$1.4	$6.1

	Pension		Other Postretirement
	Nine Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
Service cost	$6.9	$12.8	$1.9	$5.8
Interest cost	34.2	37.4	8.4	11.7
Expected return on plan assets	(29.8)	(42.6)	—	—
Amortization of actuarial loss	4.4	0.3	0.2	2.6
Amortization of transition (asset) obligation	—	(0.1)	0.4	0.6
Amortization of prior service (credit) cost	4.0	5.3	(5.3)	(2.7)
Special termination benefits	0.4	2.8	0.2	0.4
Settlement loss	3.5	1.0	—	—
Curtailment (gain) loss, net and related charges	8.3	2.6	(1.0)	—

Net periodic benefit cost	$31.9	$19.5	$4.8	$18.4

During the third quarter of 2009, the Company modified its restructuring plan with respect to one action to reflect mutually negotiated changes in certain employee benefit plans. As a result, the Company recognized a credit of $52.1 million related to the reversal of pension special termination benefits and other related charges recorded in the first quarter of 2009. In the first nine months of 2009, the Company recorded net pension and other postretirement benefit plan charges of $9.4 million resulting from employee terminations associated with the Company’s restructuring activities.
Contributions
Employer contributions to the Company’s domestic and foreign pension plans for the nine months ended October 3, 2009, were approximately $43.7 million, in aggregate. The Company expects additional contributions to its domestic and foreign pension plans in 2009 of less than $10 million, in aggregate.
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

LEAR CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
Other expense	$32.4	$26.4	$91.8	$38.2
Other income	(6.5)	(0.5)	(47.4)	(12.7)

Other expense, net	$25.9	$25.9	$44.4	$25.5

For the three and nine months ended October 3, 2009, other expense includes equity in net loss of affiliates of $14.5 million and $65.0 million, respectively. Equity in net loss of affiliates for the three and nine months ended October 3, 2009, includes impairment charges of $15.4 million and $42.0 million, respectively (Note 5, “Long-Term Assets”). In addition, other expense for the three and nine months ended October 3, 2009, includes a loss of $9.9 million related to a transaction with an affiliate. For the three and nine months ended October 3, 2009, other income includes foreign exchange gains of $2.2 million and $38.6 million, respectively. For the three and nine months ended September 27, 2008, other expense includes foreign exchange losses of $4.3 million and $12.4 million, respectively, and a loss on the extinguishment of debt of $1.7 million in each period. For the nine months ended September 27, 2008, other income includes equity in net income of affiliates of $6.8 million.
(11) Income Taxes
The provision for income taxes was $19.1 million and $20.9 million in the three months ended October 3, 2009 and September 27, 2008, respectively, and $38.8 million and $89.7 million in the nine months ended October 3, 2009 and September 27, 2008, respectively. The effective tax rate was 38.7% and negative 29.2% for the three months ended October 3, 2009 and September 27, 2008, respectively, and negative 10.7% and 86.0% for the nine months ended October 3, 2009 and September 27, 2008 respectively.
The provision for income taxes in the first nine months of 2009 primarily relates to profitable foreign operations, as well as withholding taxes on royalties and dividends paid by the Company’s foreign subsidiaries. In addition, the Company incurred losses in several countries that provided no tax benefits due to valuation allowances on its deferred tax assets in those countries. The provision was also impacted by a portion of the Company’s restructuring charges and reorganization items, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Additionally, the provision was impacted by tax benefits of $14.2 million, including interest, related to reductions in recorded tax reserves and tax expense of $6.8 million related to changes in valuation allowances in certain foreign subsidiaries. The provision for income taxes in the first nine months of 2008 was impacted by a portion of the Company’s restructuring charges, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. The provision in the first nine months of 2008 was also impacted by a tax benefit of $8.7 million, including interest, related to a reduction in recorded tax reserves, a tax benefit of $17.5 million related to the reversal of a valuation allowance in a European subsidiary and tax expense of $22.2 million related to the establishment of a valuation allowance in another European subsidiary. Excluding these items, the effective tax rate in the first nine months of 2009 and 2008 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, foreign and U.S. valuation allowances, tax credits, income tax incentives and other permanent items.
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

LEAR CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The Company operates in multiple jurisdictions throughout the world, and its tax returns are periodically audited or subject to review by both domestic and foreign tax authorities. There was no change in the amount of gross unrecognized tax benefits in the three months ended October 3, 2009. As a result of the conclusion of current examinations and the expiration of the statute of limitations, in the nine months ended October 3, 2009, the Company decreased the amount of its gross unrecognized tax benefits, excluding interest, by $14.7 million, all of which impacted the effective tax rate. During the next twelve months, it is reasonably possible that, as a result of audit settlements, the conclusion of current examinations and the expiration of the statute of limitations in several jurisdictions, the Company may decrease the amount of its gross unrecognized tax benefits by $6.7 million, of which $1.3 million, if recognized, would impact the effective tax rate. The gross unrecognized tax benefits subject to potential decrease involve issues related to transfer pricing, tax credits and various other tax items in several jurisdictions. However, as a result of ongoing examinations, tax proceedings in certain countries, additions to the gross unrecognized tax benefits for positions taken and interest and penalties, if any, arising in 2009, it is not possible to estimate the potential net increase or decrease to the Company’s gross unrecognized tax benefits during the next twelve months.
As of December 31, 2008, the Company had aggregate net operating loss, capital loss and tax credit carryforwards (collectively, the “Tax Attributes”) in the United States of approximately $585 million, $50 million and $175 million, respectively. In connection with the Company’s emergence from Chapter 11, it is likely that the Tax Attributes will be significantly reduced due to the recognition of cancellation of indebtedness income, with any remaining Tax Attributes subject to limitation under Internal Revenue Code sections 382 and 383. A full valuation allowance has been recorded against the deferred tax asset related to these Tax Attributes in the accompanying condensed consolidated balance sheets.
(12) Net Income (Loss) Per Share Attributable to Lear
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

	Three Months Ended		Nine Months Ended
	October 3	September 27,	October 3	September 27,
	2009	2008	2009	2008
Weighted average common shares outstanding	77,521,662	77,158,605	77,496,767	77,230,170
Dilutive effect of common stock equivalents	14,860	—	—	—

Diluted shares outstanding	77,536,522	77,158,605	77,496,767	77,230,170

The shares issuable upon conversion of the Company’s outstanding zero-coupon convertible notes and the effect of certain common stock equivalents, including options, restricted stock units, performance units and stock appreciation rights, were excluded from the computation of diluted shares outstanding for the three and nine months ended October 3, 2009 and September 27, 2008, as inclusion would have resulted in antidilution. A summary of these options and their exercise prices, as well as these restricted stock units, performance units and stock appreciation rights, is shown below:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
Options
Antidilutive options	997,900	1,302,730	997,900	1,302,730
Exercise price	$22.12 – $55.33	$22.12 – $55.33	$22.12 – $55.33	$22.12 – $55.33
Restricted stock units	879,543	1,455,475	883,250	1,455,475
Performance units	84,709	193,952	84,709	193,952
Stock appreciation rights	1,957,360	1,969,280	1,957,360	1,969,280
(13) Comprehensive Income (Loss) and Equity (Deficit)
Comprehensive income (loss) is defined as all changes in the Company’s net assets except changes resulting from transactions with stockholders. It differs from net income (loss) in that certain items recorded in equity (deficit) are included in comprehensive income (loss).

LEAR CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A summary of comprehensive income (loss) and a reconciliation of equity (deficit), Lear Corporation stockholders’ equity (deficit) and noncontrolling interests for the three and nine months ended October 3, 2009, is shown below (in millions):

	Three Months Ended October 3, 2009			Nine Months Ended October 3, 2009
		Attributable			Attributable
		to Lear	Non-		to Lear	Non-
		Corporation	controlling	Equity	Corporation	controlling
	Deficit	Stockholders	Interests	(Deficit)	Stockholders	Interests
Beginning equity (deficit) balance	$(169.9)	$(211.2)	$41.3	$247.7	$198.9	$48.8
Stock-based compensation transactions	2.2	2.2	—	6.7	6.7	—
Dividends paid to noncontrolling interests	—	—	—	(15.4)	—	(15.4)
Comprehensive income (loss):
Net income (loss)	30.3	24.6	5.7	(400.9)	(413.8)	12.9
Other comprehensive income, net of tax:
Defined benefit plan adjustments	9.4	9.4	—	19.7	19.7	—
Derivative instruments and hedging activities	16.0	16.0	—	40.5	40.5	—
Foreign currency translation adjustment	52.7	52.6	0.1	42.4	41.6	0.8

Other comprehensive income	78.1	78.0	0.1	102.6	101.8	0.8

Comprehensive income (loss)	108.4	102.6	5.8	(298.3)	(312.0)	13.7

Equity (deficit) balance as of October 3, 2009	$(59.3)	$(106.4)	$47.1	$(59.3)	$(106.4)	$47.1

A summary of comprehensive income for the three and nine months ended September 27, 2008, is shown below (in millions):

	Three Months	Nine Months
	Ended	Ended
	September 27, 2008	September 27, 2008
Consolidated net income (loss)	$(92.4)	$14.6
Other consolidated comprehensive income (loss):
Defined benefit plan adjustments	3.5	9.5
Derivative instruments and hedging activities	(13.6)	1.6
Foreign currency translation adjustment	(62.6)	29.8

Other consolidated comprehensive income (loss)	(72.7)	40.9

Consolidated comprehensive income (loss)	(165.1)	55.5

Less comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	5.8	16.3
Other comprehensive income attributable to noncontrolling interests (foreign currency translation adjustment)	0.2	0.9

Comprehensive income attributable to noncontrolling interests	6.0	17.2

Comprehensive income (loss) attributable to Lear	$(171.1)	$38.3

(14) Pre-Production Costs Related to Long-Term Supply Agreements
The Company incurs pre-production engineering and development (“E&D”) and tooling costs related to the products produced for its customers under long-term supply agreements. The Company expenses all pre-production E&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, the Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which the customer has not provided a non-cancelable right to use the tooling. During the first nine months of 2009 and 2008, the Company capitalized $85.9 million and $101.9 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. In addition, during the first nine months of 2009 and 2008, the Company capitalized $77.7 million and $107.9 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying condensed consolidated balance sheets. During the nine months ended October 3, 2009 and

LEAR CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
September 27, 2008, the Company collected $159.0 million and $212.6 million, respectively, of cash related to E&D and tooling costs.
During the first nine months of 2009 and 2008, the Company did not capitalize any Company-owned tooling. Amounts capitalized as Company-owned tooling are included in property, plant and equipment, net in the accompanying condensed consolidated balance sheets.
The classification of recoverable customer engineering and tooling is shown below (in millions):

	October 3,	December 31,
	2009	2008
Current	$34.9	$51.9
Long-term	87.5	66.8

Recoverable customer engineering and tooling	$122.4	$118.7

Gains and losses related to E&D and tooling projects are reviewed on an aggregated program basis. Net gains on projects are deferred and recognized over the life of the long-term supply agreement. Net losses on projects are recognized as costs are incurred.
(15) Legal and Other Contingencies
As of October 3, 2009 and December 31, 2008, the Company had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $59.1 million and $31.4 million, respectively. Such reserves reflect amounts recognized in accordance with accounting principles generally accepted in the United States and typically exclude the cost of legal representation. Product warranty liabilities are recorded separately from legal liabilities, as described below. Such reserves do not reflect any adjustment to the Company’s liabilities resulting from the filing of the Chapter 11 Cases.
Chapter 11 Cases
As described in Note 2, “Reorganization under Chapter 11 and Going Concern,” on July 7, 2009, the Debtors filed voluntary petitions for relief under Chapter 11, and on July 9, 2009, the Canadian Debtors commenced parallel cases under the CCAA. Under Chapter 11, the filing of a bankruptcy petition automatically stays most actions against the Debtors, including, except as otherwise noted, the matters described below and most other actions to collect pre-petition indebtedness or to exercise control over the property of the Debtors’ bankruptcy estates. Substantially all of the Debtors’ pre-petition liabilities are expected to be resolved under the Plan, if not otherwise satisfied pursuant to orders of the Bankruptcy Court and/or the Canadian Court. The Company’s material pre-petition legal proceedings are described below.
Commercial Disputes
The Company is involved from time to time in legal proceedings and claims, including, without limitation, commercial or contractual disputes with its suppliers, competitors and customers. These disputes vary in nature and are usually resolved by negotiations between the parties.
On January 26, 2004, the Company filed a patent infringement lawsuit against Johnson Controls Inc. and Johnson Controls Interiors LLC (together, “JCI”) in the U.S. District Court for the Eastern District of Michigan alleging that JCI’s garage door opener products infringed certain of the Company’s radio frequency transmitter patents (which complaint was dismissed and subsequently re-filed by the Company in September 2004). The Company is seeking a declaration that JCI infringes its patents, to enjoin JCI from further infringing those patents by making, selling or offering to sell its garage door opener products and an award of compensatory damages, attorney fees and costs. JCI counterclaimed seeking a declaratory judgment that the subject patents are invalid and unenforceable and that JCI is not infringing these patents and an award of attorney fees and costs. JCI also has filed motions for summary judgment asserting that its garage door opener products do not infringe the Company’s patents and that one of the Company’s patents is invalid and unenforceable. The Company is pursuing its claims against JCI. A trial date has not yet been scheduled. This matter has not been stayed as a result of the Chapter 11 Cases.
On June 13, 2005, The Chamberlain Group (“Chamberlain”) filed a lawsuit against the Company and Ford Motor Company (“Ford”) in the U.S. District Court for the Northern District of Illinois alleging patent infringement (from which Ford was subsequently dismissed). Two counts were asserted against the Company based upon two Chamberlain rolling-code garage door opener system patents. The Chamberlain lawsuit

LEAR CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
was filed in connection with the marketing of the Company’s universal garage door opener system, which competes with a product offered by JCI. JCI obtained technology from Chamberlain to operate its product. In October 2005, Chamberlain filed an amended complaint and joined JCI as a plaintiff. The Company answered and filed a counterclaim seeking a declaration that the patents were not infringed and were invalid, as well as attorney fees and costs. Chamberlain and JCI seek a declaration that the Company infringes Chamberlain’s patents and an order enjoining the Company from making, selling or attempting to sell products which, they allege, infringe Chamberlain’s patents, as well as compensatory and treble damages and attorney fees and costs. On August 12, 2008, a new patent was issued to Chamberlain relating to the same technology as the patents disputed in this lawsuit. On August 19, 2008, Chamberlain and JCI filed a second amended complaint against the Company alleging patent infringement with respect to the new patent and seeking the same types of relief. The Company filed an answer and counterclaim seeking a declaration that its products are non-infringing and that the new patent is invalid and unenforceable due to inequitable conduct, as well as attorney fees and costs. On April 16, 2009, the court denied the Company’s motion for summary judgment and ordered the Company to produce additional discovery related to infringement. On June 19, 2009, the Company moved for a protective order from further discovery requested by Chamberlain and JCI. Chamberlain and JCI responded to this motion, and the court agreed to limit discovery. On June 26, 2009, JCI moved for summary judgment with respect to two of the patents, and on July 9, 2009, the court denied these motions without prejudice. This matter has been stayed as a result of the Chapter 11 Cases until November 5, 2009. After November 5, 2009, this matter may proceed to determine liability and if liability is found, the total amount of the compensable damages relating to the pre-petition period, the period from the date of filing of the Chapter 11 Cases until the Effective Date, and the period subsequent to the Effective Date, if any. Pursuant to the Plan and a stipulation filed with the Bankruptcy Court among the Company, Chamberlain and JCI, the Company has agreed to reserve common stock and unsecured claim warrants issued under the Plan, sufficient to provide recoveries for a claim up to $50 million for pre-petition damages. This reserve is not a loss contingency reserve determined under GAAP and does not reflect a determination by the Company or the Bankruptcy Court that JCI or Chamberlain is entitled to any recovery.
On September 12, 2008, a consultant that the Company retained filed an arbitration action against the Company seeking royalties under the parties’ Joint Development Agreement (“JDA”) for the Company’s sales of its garage door opener products. The Company denies that it owes the consultant any royalty payments under the JDA. There have been no material developments in this matter in 2009.
On August 6, 2009, Lear Automotive France (“Lear France”), a wholly owned subsidiary of the Company, was served with a writ by Proma France before the Orléans Commercial Court. Proma France is a sub-contractor of Lear France in connection with its manufacture of seating parts. Proma France claims that Lear France must indemnify it for damages allegedly arising from Lear France obtaining advantageous pricing without providing Proma France with a written guarantee of purchase volumes. Proma France seeks damages of € 9.6 million ($14.0 million based on exchange rates in effect as of October 3, 2009). Lear France intends to assert defenses against the claims in this matter, including that the issue is covered by a settlement agreement previously entered into by Lear France and Proma France on March 6, 2007. The Company believes that the action by Proma France is without merit and intends to vigorously defend this matter. On September 23, 2009, Proma France filed an insolvency proceeding with the Commercial Court of Orléans. As Lear France is not a Debtor entity, this matter has not been stayed as a result of the Chapter 11 Cases, and the Plan does not affect this matter.
Product Liability Matters
In the event that use of the Company’s products results in, or is alleged to result in, bodily injury and/or property damage or other losses, the Company may be subject to product liability lawsuits and other claims. Such lawsuits generally seek compensatory damages, punitive damages and attorney fees and costs. In addition, the Company is a party to warranty-sharing and other agreements with certain of its customers relating to its products. These customers may pursue claims against the Company for contribution of all or a portion of the amounts sought in connection with product liability and warranty claims. The Company can provide no assurance that it will not experience material claims in the future or that it will not incur significant costs to defend such claims. In addition, if any of the Company’s products are, or are alleged to be, defective, the Company may be required or requested by its customers to participate in a recall or other corrective action involving such products. Certain of the Company’s customers have asserted claims against the Company for costs related to recalls or other corrective actions involving its products. In certain instances, the allegedly defective products were supplied by tier II suppliers against whom the Company has sought or will seek contribution. The Company carries insurance for certain legal matters, including product liability claims, but such coverage may be limited. The Company does not maintain insurance for product warranty or recall matters. All pre-petition product liability claims of the Debtors are classified as other general unsecured claims under the Plan and will receive pro rata recoveries of new common stock and unsecured claim warrants issued under the Plan. All liabilities related to product liability matters of the Debtors that arose prior to the Chapter 11 Cases are liabilities subject to compromise under the Plan.

LEAR CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
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
A summary of the changes in product warranty liabilities for the nine months ended October 3, 2009, is shown below (in millions):

Balance as of January 1, 2009	$21.6
Expense, net	7.5
Settlements	(6.3)
Foreign currency translation and other	0.9

Balance as of October 3, 2009	$23.7

Environmental Matters
The Company is subject to local, state, federal and foreign laws, regulations and ordinances which govern activities or operations that may have adverse environmental effects and which impose liability for clean-up costs resulting from past spills, disposals or other releases of hazardous wastes and environmental compliance. The Company’s policy is to comply with all applicable environmental laws and to maintain an environmental management program based on ISO 14001 to ensure conformance with this standard. However, the Company currently is, has been and in the future may become the subject of formal or informal enforcement actions or procedures.
The Company has been named as a potentially responsible party at several third-party landfill sites and is also engaged in the remediation at certain sites owned, leased or operated by the Company, including several properties acquired in its 1999 acquisition of UT Automotive. Certain present and former properties of UT Automotive are subject to environmental liabilities which may be considered to be significant. The Company obtained agreements and indemnities with respect to certain environmental liabilities from UTC in connection with its acquisition of UT Automotive. UTC manages and directly funds these environmental liabilities pursuant to its agreements and indemnities with the Company.
As of October 3, 2009 and December 31, 2008, the Company had recorded reserves for environmental matters of $2.8 million and $2.9 million, respectively. While the Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse effect on its business, consolidated financial position, results of operations or cash flows, no assurance can be given in this regard. All liabilities related to environmental matters are unaffected by the Plan.
Other Matters
In April 2006, a former employee of the Company filed a purported class action lawsuit in the U.S. District Court for the Eastern District of Michigan against the Company, members of its Board of Directors, members of its Employee Benefits Committee (the “EBC”) and certain members of its human resources personnel alleging violations of the Employment Retirement Income Security Act (“ERISA”) with respect to the Company’s retirement savings plans for salaried and hourly employees. In the second quarter of 2006, the Company was served with three additional purported class action ERISA lawsuits, each of which contained similar allegations against the Company, members of its Board of Directors, members of its EBC and certain members of its senior management and its human resources personnel. At the end of the second quarter of 2006, the court entered an order consolidating these four lawsuits as In re: Lear Corp. ERISA Litigation. During the third quarter of 2006, plaintiffs filed their consolidated complaint, which alleges breaches of fiduciary duties substantially similar to those alleged in the four individually filed lawsuits. The consolidated complaint continues to name certain current and former members of the Board of Directors and the EBC and certain members of senior management and adds certain other current and former members of the EBC. The consolidated complaint generally alleges that the defendants breached their fiduciary duties to plan participants in connection with the administration of the Company’s retirement savings plans for salaried and hourly employees. The fiduciary duty claims are largely based on allegations of breaches of the fiduciary duties of prudence and loyalty and of over-concentration of plan assets in the Company’s common stock. The plaintiffs purport to bring these claims on behalf of the plans and all persons who were participants in or beneficiaries of the plans from October 21, 2004, to the present. The consolidated complaint seeks a declaration that defendants breached their fiduciary duties and an order compelling defendants to restore to the plans all losses resulting from defendants’ alleged breach of those duties, as well as actual damages, attorney fees and costs. The consolidated complaint does not specify the amount of damages sought. On March 6,

LEAR CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
2009, the parties executed a class action settlement agreement. The settlement agreement provides, among other things, for the payment of $5.3 million into a settlement fund in exchange for a release of all defendants from any and all of plaintiffs’ claims, whether known or unknown, based upon investment in the Company’s common stock or the Lear Corporation Stock Fund by or through the plans from October 21, 2004 through March 6, 2009. The court entered its final order certifying the class and approving the settlement agreement on June 22, 2009, and this matter has now been resolved other than routine administration of the settlement. The settlement of this matter is unaffected by the Plan.
On March 19, 2009, The Royal Bank of Scotland plc (“RBS”) filed a lawsuit against the Company in the U.S. District Court for the Southern District of New York alleging breach of contract. In the complaint, RBS requests that the court award RBS damages of approximately $35.2 million plus costs, attorneys’ fees and interest. This lawsuit relates to an interest rate “collar” transaction, several copper swap transactions and several foreign exchange transactions between the Company and RBS, which the Company entered into in order to hedge its exposure to market movements in interest rates, commodity prices and currency rates, respectively. In this matter, RBS alleges that the Company’s failure to satisfy the leverage ratio covenant contained in its pre-petition primary credit facility with respect to the quarter ended December 31, 2008, entitled RBS to terminate all of these transactions. The Company denies many of the allegations made in the RBS complaint and also asserts various affirmative defenses and counterclaims against RBS, as previously disclosed. On May 15, 2009, RBS filed an answer to the Company’s counterclaims in which RBS disputes the Company’s defenses and counterclaims. This matter has been stayed as a result of the Chapter 11 Cases. For further information, see Note 17, “Financial Instruments.” Because this litigation is related to derivatives contracts secured under the pre-petition primary credit facility, it is treated as a Class 3A Prepetition Credit Agreement Secured Claim (as that term is defined in the Plan) and is subject to compromise by the Plan.
Although the Company records reserves for legal disputes, product liability and warranty claims and environmental and other matters in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain. Actual results may differ significantly from current estimates.
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
The Company evaluates the performance of its operating segments based primarily on (i) revenues from external customers, (ii) pretax income (loss) before interest, other expense and reorganization items (“segment earnings”) and (iii) cash flows, being defined as segment earnings less capital expenditures plus depreciation and amortization. A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	Three Months Ended October 3, 2009
		Electrical and
	Seating	Electronic	Other	Consolidated
Revenues from external customers	$2,039.2	$508.7	$—	$2,547.9
Segment earnings	198.8	(20.7)	(42.7)	135.4
Depreciation and amortization	36.7	24.3	3.8	64.8
Capital expenditures	13.1	7.2	0.3	20.6
Total assets	3,579.3	1,408.1	2,242.9	7,230.3

LEAR CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended September 27, 2008
		Electrical and
	Seating	Electronic	Other	Consolidated
Revenues from external customers	$2,478.1	$655.4	$—	$3,133.5
Segment earnings	40.9	4.9	(44.9)	0.9
Depreciation and amortization	44.8	27.3	3.5	75.6
Capital expenditures	23.1	14.1	1.1	38.3
Total assets	4,222.7	2,266.5	1,166.2	7,655.4

	Nine Months Ended October 3, 2009
		Electrical and
	Seating	Electronic	Other	Consolidated
Revenues from external customers	$5,639.2	$1,358.0	$—	$6,997.2
Segment earnings	132.6	(134.0)	(137.5)	(138.9)
Depreciation and amortization	117.1	71.3	10.9	199.3
Capital expenditures	38.3	23.8	0.6	62.7
Total assets	3,579.3	1,408.1	2,242.9	7,230.3

	Nine Months Ended September 27, 2008
		Electrical and
	Seating	Electronic	Other	Consolidated
Revenues from external customers	$8,655.4	$2,314.7	$—	$10,970.1
Segment earnings	354.2	71.4	(156.3)	269.3
Depreciation and amortization	133.5	83.2	10.8	227.5
Capital expenditures	84.3	48.2	1.3	133.8
Total assets	4,222.7	2,266.5	1,166.2	7,655.4
For the three months ended October 3, 2009, segment earnings include restructuring charges (credits) of ($59.2) million, $22.8 million and $2.8 million in the seating and electrical and electronic segments and in the other category, respectively. For the nine months ended October 3, 2009, segment earnings include restructuring charges of $39.9 million, $47.9 million and $3.8 million in the seating and electrical and electronic segments and in the other category, respectively. For the three months ended September 27, 2008, segment earnings include restructuring charges of $32.9 million, $5.1 million and $3.5 million in the seating and electrical and electronic segments and in the other category, respectively. For the nine months ended September 27, 2008, segment earnings include restructuring charges of $85.6 million, $18.1 million and $9.7 million in the seating and electrical and electronic segments and in the other category, respectively (Note 3, “Restructuring Activities”).
A reconciliation of consolidated segment earnings to consolidated income (loss) before provision for income taxes is shown below (in millions):

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
Segment earnings	$135.4	$0.9	$(138.9)	$269.3
Interest expense	21.5	46.5	140.2	139.5
Other expense, net	25.9	25.9	44.4	25.5
Reorganization items, net	38.6	—	38.6	—

Consolidated income (loss) before provision for income taxes	$49.4	$(71.5)	$(362.1)	$104.3

LEAR CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(17) Financial Instruments
The carrying values of the Company’s pre-petition primary credit facility and senior notes vary from their fair values. The fair values were determined by reference to the quoted market prices of these securities. As of October 3, 2009, the aggregate carrying value of the Company’s pre-petition primary credit facility and senior notes was $3.5 billion, as compared to an estimated aggregate fair value of $2.8 billion. As of December 31, 2008, the aggregate carrying value of the Company’s pre-petition primary credit facility and senior notes was $3.5 billion, as compared to an estimated aggregate fair value of $1.3 billion. As of October 3, 2009, obligations outstanding under the Company’s pre-petition primary credit facility and senior notes are classified as liabilities subject to compromise in the accompanying condensed consolidated balance sheet (see Note 2, “Reorganization under Chapter 11 and Going Concern”) and will be resolved under, and treated in accordance with, the Plan.
Certain of the Company’s Asian subsidiaries periodically factor their accounts receivable with financial institutions. Such receivables are factored without recourse to the Company and are excluded from accounts receivable in the accompanying condensed consolidated balance sheets. In 2008, certain of the Company’s European subsidiaries entered into extended factoring agreements, which provided for aggregate purchases of specified customer accounts receivable of up to €315 million. In January 2009, Standard & Poor’s Ratings Services downgraded the Company’s corporate credit rating to CCC+ from B-, and as a result, in February 2009, the use of these facilities was suspended. In July 2009, these facilities were terminated in connection with the Company’s voluntary filing under Chapter 11. The Company cannot provide any assurance that any other factoring facilities will be available or utilized in the future. As of October 3, 2009, there were no factored receivables. As of December 31, 2008, the amount of factored receivables was $143.8 million.
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
Derivative Instruments and Hedging Activities
On January 1, 2009, the Company adopted the provisions of ASC subtopic 815-10-50, “Derivatives and Hedging — Disclosure.” ASC 815-10-50 requires enhanced disclosures regarding (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under existing GAAP and (c) how derivative instruments and related hedged items affect an entity’s financial position, performance and cash flows. The provisions of ASC 815-10-50 were effective for the fiscal year and interim periods beginning after November 15, 2008, and the required disclosures are incorporated herein.
The Company uses derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts to manage its exposures to fluctuations in foreign exchange, interest rates and commodity prices. The Company applies hedge accounting if the derivative used in a hedging transaction is highly effective in offsetting changes in cash flows of the hedged item. When it is determined that a derivative has ceased to be a highly effective hedge, the Company discontinues hedge accounting. In February 2009, RBS terminated certain foreign exchange, interest rate and commodity swap contracts due to the Company’s default under its pre-petition primary credit facility, and the Company de-designated such contracts for hedge accounting purposes (Note 15, “Legal and Other Contingencies”). On June 30, 2009, the Company did not make payments of $4.5 million, in aggregate, required in connection with derivative transactions with certain other counterparties. Further, the defaults under the pre-petition primary credit facility (Note 7, “Long-Term Debt”) and the Chapter 11 Cases (Note 2, “Reorganization under Chapter 11 and Going Concern”) have resulted in events of default

LEAR CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
and/or termination events under certain outstanding foreign exchange and interest rate derivative contracts, and most of the counterparties thereto provided the Company with notice of termination. In addition, on September 11, 2009, the Company elected to reject outstanding foreign exchange contracts with a counterparty that had not previously terminated such contracts. Based on the foregoing, the Company de-designated all of the remaining foreign exchange and interest rate contracts, previously accounted for as cash flow hedges, in the second quarter of 2009. The forecasted transactions related to the de-designated contracts remain probable, and related amounts currently recorded in accumulated other comprehensive loss will be reclassified to earnings as the forecasted transactions occur. The de-designated contracts are reflected in the accompanying condensed consolidated balance sheet as of October 3, 2009, as liabilities subject to compromise at the estimated amount expected to be allowed by the Bankruptcy Court. As of October 3, 2009, the contract value of the de-designated contracts was negative $36.1 million, in aggregate.
Forward foreign exchange, futures and option contracts — The Company uses forward foreign exchange, futures and option contracts to reduce the effect of fluctuations in foreign exchange rates on known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Mexican peso and various European currencies. Forward foreign exchange, futures and option contracts are accounted for as cash flow hedges when the hedged item is a forecasted transaction or relates to the variability of cash flows to be received or paid. As of October 3, 2009, there were no foreign exchange contracts outstanding. As described above, all outstanding foreign exchange contracts were de-designated and/or terminated in the second quarter of 2009. As of December 31, 2008, contracts designated as cash flow hedges with $483.6 million of notional amount were outstanding with maturities of less than nine months. As of December 31, 2008, the fair value of these contracts was approximately negative $53.5 million. As of December 31, 2008, other foreign currency derivative contracts that did not qualify for hedge accounting with $49.6 million of notional amount were outstanding. These foreign currency derivative contracts consisted principally of cash transactions between three and thirty days, hedges of intercompany loans and hedges of certain other balance sheet exposures. As of December 31, 2008, the fair value of these contracts was approximately $0.1 million.
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

0.1

$(53.4)

Pretax amounts related to foreign currency derivative contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
Contracts qualifying for hedge accounting:
Gains (losses) recognized in accumulated other comprehensive loss	$(1.7)	$(2.1)	$(13.9)	$22.2
(Gains) losses reclassified from accumulated other comprehensive loss	15.9	(12.9)	51.4	(25.9)

Comprehensive income (loss)	$14.2	$(15.0)	$37.5	$(3.7)

Interest rate swap and other derivative contracts — The Company uses interest rate swap and other derivative contracts to manage its exposure to fluctuations in interest rates. Interest rate swap and other derivative contracts which fix the interest payments of certain variable rate debt instruments or fix the market rate component of anticipated fixed rate debt instruments are accounted for as cash flow hedges. Interest rate swap contracts which hedge the change in fair value of certain fixed rate debt instruments are accounted for as fair value hedges. As of October 3, 2009, there were no interest rate contracts outstanding. As described above, all outstanding

LEAR CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
interest rate contracts were de-designated and/or terminated in the second quarter of 2009. In addition, in February 2009, the Company elected to settle certain of its outstanding interest rate contracts representing $435.0 million of notional amount with a payment of $20.7 million. As of December 31, 2008, contracts with $750.0 million of notional amount were outstanding with maturities through September 2011. All of these contracts modified the variable rate characteristics of the Company’s variable rate debt instruments, which were generally set at either one-month or three-month LIBOR rates, such that the interest rates did not exceed a weighted average of 4.64%. As of December 31, 2008, the fair value of these contracts was approximately negative $23.2 million.
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

$(23.2)

Pretax amounts related to interest rate contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
Contracts qualifying for hedge accounting:
Gains (losses) recognized in accumulated other comprehensive loss	$—	$1.4	$(14.2)	$(1.1)
(Gains) losses reclassified from accumulated other comprehensive loss	—	3.6	11.9	6.7

Comprehensive income (loss)	$—	$5.0	$(2.3)	$5.6

Commodity swap contracts — The Company uses derivative instruments to reduce its exposure to fluctuations in certain commodity prices. These derivative instruments are utilized to hedge forecasted inventory purchases and to the extent that they qualify and meet hedge accounting criteria, they are accounted for as cash flow hedges. Commodity swap contracts that are not designated as cash flow hedges are marked to market with changes in fair value recognized immediately in the condensed consolidated statements of operations (Note 10, “Other Expense, Net”). As of October 3, 2009, there were no commodity swap contracts outstanding. As a result of the RBS terminations described above, all outstanding commodity swap contracts were terminated in February 2009. As of December 31, 2008, commodity swap contracts with $40.9 million of notional amount were outstanding with maturities of less than twelve months. As of December 31, 2008, the fair value of these contracts was negative $18.0 million.
Pretax amounts related to commodity swap contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
Contracts qualifying for hedge accounting:
Gains (losses) recognized in accumulated other comprehensive loss	$—	$(3.2)	$1.8	$(0.1)
(Gains) losses reclassified from accumulated other comprehensive loss	1.5	—	3.6	—

Comprehensive income (loss)	$1.5	$(3.2)	$5.4	$(0.1)

As of October 3, 2009 and December 31, 2008, net losses of approximately $40.1 million and $80.8 million, respectively, related to the Company’s derivative instruments and hedging activities were recorded in accumulated other comprehensive loss. Excluding the impact of the financial reporting requirements of ASC 852-10, during the twelve month period ending October 2, 2010, the Company expects to reclassify into earnings net losses of approximately $17.9 million recorded in accumulated other comprehensive loss as of October 3, 2009. Such losses will be reclassified at the time that the underlying hedged transactions are realized. During the three and nine months ended

LEAR CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
October 3, 2009 and September 27, 2008, amounts recognized in the accompanying condensed consolidated statements of operations related to changes in the fair value of cash flow and fair value hedges excluded from the Company’s effectiveness assessments and the ineffective portion of changes in the fair value of cash flow and fair value hedges were not material.
Non-U.S. dollar financing transactions — The Company designated its Euro-denominated senior notes as a net investment hedge of long-term investments in its Euro-functional subsidiaries (see Note 9, “Long-Term Debt,” to the consolidated financial statements included in the Company’s Annual Report of Form 10-K for the year ended December 31, 2008). As of October 3, 2009, the amount recorded in accumulated other comprehensive loss related to the effective portion of the net investment hedge of foreign operations was approximately negative $160.6 million. Although the Euro-denominated senior notes were repaid on April 1, 2008, this amount will be included in accumulated other comprehensive loss until the Company liquidates its related investment in its designated foreign operations, excluding the impact of the financial reporting requirements of ASC 852-10.
Fair Value Measurements
The Company adopted the provisions of ASC subtopic 820-10, “Fair Value Measurements and Disclosures,” for its financial assets and liabilities and certain of its nonfinancial assets and liabilities that are measured and/or disclosed at fair value on a recurring basis as of January 1, 2008. The Company adopted the provisions of ASC 820-10 for other nonfinancial assets and liabilities that are measured and/or disclosed at fair value on a nonrecurring basis as of January 1, 2009. ASC 820-10 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The effects of adoption were not significant.
ASC 820-10 clarifies that fair value is an exit price, defined as a market-based measurement that represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value measurements are based on one or more of the following three valuation techniques noted in ASC 820-10:

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
ASC 820-10 prioritizes the inputs and assumptions used in the valuation techniques described above into a three-tier fair value hierarchy as follows:

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
The Company discloses fair value measurements and the related valuation techniques and fair value hierarchy level for its assets and liabilities that are measured or disclosed at fair value. As of October 3, 2009, there were no significant assets or liabilities measured or disclosed at fair value. In the second quarter of 2009, the Company measured one of its equity method investments at fair value on a non-recurring basis within the Level 3 hierarchy (see Note 5, “Long-Term Assets”).
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
A reconciliation of changes in assets (liabilities) related to derivative instruments measured at fair value using significant unobservable

LEAR CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
inputs (Level 3) for the nine months ended October 3, 2009, is shown below (in millions):

Nine Months Ended
October 3, 2009
Balance at beginning of period	$(101.7)
Total realized and unrealized gains (losses):
Amounts included in earnings	1.8
Amounts included in other comprehensive loss	(21.6)
Settlements	59.1
Transfers out of Level 3	62.4

Balance at end of period	$—

In the nine months ended October 3, 2009, $27.6 million of transfers out of Level 3 relate to certain foreign exchange and interest rate contracts that were de-designated and/or terminated in the second quarter of 2009, as described above. The remaining amount relates to certain foreign exchange, interest rate and commodity swap contracts that were terminated by RBS. See discussion above and Note 15, “Legal and Other Contingencies,” for further information related to these matters.
For the nine months ended October 3, 2009, net realized gains included in earnings of $1.8 million are recorded in other expense, net in the accompanying condensed consolidated statement of operations.
(18) Accounting Pronouncements
Subsequent Events
The Company adopted the provisions of ASC subtopic 855, “Subsequent Events,” which are effective for interim and annual reporting periods ending after June 15, 2009. ASC 855 provides guidance on the accounting for and disclosures related to events occurring after the financial statement balance sheet date but before the financial statement issuance date (“subsequent events”). In accordance with the provisions of ASC 855, the Company evaluated all subsequent events for recognition or disclosure through November 6, 2009, the date that this Report was issued.
Fair Value Measurements and Financial Instruments
The Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 166, “Accounting for Transfers of Financial Assets.” This statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to, among other things, eliminate the concept of qualifying special purpose entities, provide additional sale accounting requirements and require enhanced disclosures. The provisions of this statement are effective for annual reporting periods beginning after November 15, 2009. The Company does not expect the effects of adoption to be significant as its previous ABS facility expired in 2008. The Company will assess the impact of this statement on any future securitizations.
The FASB amended ASC subtopic 820-10, “Fair Value Measurements and Disclosures,” to provide additional guidance on disclosure requirements and estimating fair value when the volume and level of activity for the asset or liability have significantly decreased in relation to normal market activity ( FASB Staff Position (“FSP”) No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). This amendment requires interim disclosure of the inputs and valuation techniques used to measure fair value. The provisions of this amendment are effective for interim and annual reporting periods ending after June 15, 2009. The effects of adoption were not significant.
The FASB amended ASC subtopic 825-10, “Financial Instruments,” to extend the annual disclosure requirements for financial instruments to interim reporting periods (FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”). The provisions of this amendment are effective for interim and annual reporting periods ending after June 15, 2009. The effects of adoption were not significant. For additional disclosures related to the fair value of the Company’s pre-petition primary credit facility and senior notes, see Note 17, “Financial Instruments.”

LEAR CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
Pension and Other Postretirement Benefits
The FASB amended ASC subtopic 715-20, “Compensation — Retirement Benefits — Defined Benefit Plans — General,” to require additional disclosures regarding assets held in an employer’s defined benefit pension or other postretirement plan (FSP No. 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets”). The provisions of this amendment are effective for annual reporting periods ending after December 15, 2009. Certain of the Company’s defined benefit pension plans are funded. The Company is currently evaluating the impact of this amendment on its financial statements.
FASB Codification
ASC subtopic 105, “Generally Accepted Accounting Principles,” establishes the ASC as the sole source of authoritative U.S. generally accepted accounting principles for nongovernmental entities, with the exception of rules and interpretive releases by the Securities and Exchange Commission. The provisions of ASC 105 are effective for interim and annual accounting periods ending after September 15, 2009. With the exception of changes to financial statement and other disclosures referencing pre-ASC accounting pronouncements, the effects of adoption were not significant.
Revenue Recognition
The FASB amended ASC Topic 605, “Revenue Recognition,” with Accounting Standards Update (“ASU”) 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements.” If a revenue arrangement has multiple deliverables, ASU 2009-13 requires the allocation of revenue to the separate deliverables based on relative selling prices. In addition, ASU 2009-13 requires additional ongoing disclosures about an entity’s multiple-element revenue arrangements. The provisions of ASU 2009-13 are effective no later than January 1, 2011. The Company is currently evaluating the impact of this ASU on its financial statements.

LEAR CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(19) Supplemental Guarantor Condensed Consolidating Financial Statements

	October 3, 2009
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$745.9	$0.4	$1,025.0	$—	$1,771.3
Accounts receivable	8.6	61.4	1,577.8	—	1,647.8
Inventories	6.5	94.0	351.8	—	452.3
Other	21.8	19.4	258.4	—	299.6

Total current assets	782.8	175.2	3,213.0	—	4,171.0

LONG-TERM ASSETS:
Property, plant and equipment, net	111.2	116.9	847.1	—	1,075.2
Goodwill, net	454.5	166.1	891.0	—	1,511.6
Investments in subsidiaries	1,256.6	2,388.0	—	(3,644.6)	—
Other	110.2	13.0	349.3	—	472.5

Total long-term assets	1,932.5	2,684.0	2,087.4	(3,644.6)	3,059.3

	$2,715.3	$2,859.2	$5,300.4	$(3,644.6)	$7,230.3

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Short-term borrowings	$—	$—	$31.2	$—	$31.2
Debtor-in-possession term loan	500.0	—	—	—	500.0
Accounts payable and drafts	42.5	194.9	1,398.8	—	1,636.2
Accrued liabilities	65.5	103.7	688.4	—	857.6
Current portion of long-term debt	—	—	4.2	—	4.2

Total current liabilities	608.0	298.6	2,122.6	—	3,029.2

LONG-TERM LIABILITIES:
Long-term debt	—	—	8.2	—	8.2
Intercompany accounts, net	(1,579.3)	1,294.1	285.2	—	—
Other	193.4	48.4	399.2	—	641.0

Total long-term liabilities	(1,385.9)	1,342.5	692.6	—	649.2

LIABILITIES SUBJECT TO COMPROMISE	3,599.6	11.6	—	—	3,611.2

EQUITY (DEFICIT):
Lear Corporation stockholders’ equity (deficit)	(106.4)	1,206.5	2,438.1	(3,644.6)	(106.4)
Noncontrolling interests	—	—	47.1	—	47.1

Equity (deficit)	(106.4)	1,206.5	2,485.2	(3,644.6)	(59.3)

	$2,715.3	$2,859.2	$5,300.4	$(3,644.6)	$7,230.3

LEAR CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
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
(DEBTOR-IN-POSSESSION)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(19) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	For the Three Months Ended October 3, 2009
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$67.9	$462.6	$2,698.3	$(680.9)	$2,547.9

Cost of sales	90.2	433.2	2,471.8	(680.9)	2,314.3
Selling, general and administrative expenses	29.0	6.6	62.6	—	98.2
Interest (income) expense	49.2	(28.4)	0.7	—	21.5
Intercompany (income) expense, net	(14.0)	43.1	(29.1)	—	—
Other (income) expense, net	(10.9)	(1.1)	37.9	—	25.9
Reorganization items, net	28.8	4.4	5.4	—	38.6

Consolidated income (loss) before income taxes and equity in net (income) loss of subsidiaries	(104.4)	4.8	149.0	—	49.4
Provision for income taxes	—	—	19.1	—	19.1
Equity in net (income) loss of subsidiaries	(129.0)	45.1	—	83.9	—

Consolidated net income (loss)	24.6	(40.3)	129.9	(83.9)	30.3
Less: Net income attributable to noncontrolling interests	—	—	5.7	—	5.7

Net income (loss) attributable to Lear	$24.6	$(40.3)	$124.2	$(83.9)	$24.6

	For the Three Months Ended September 27, 2008
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$118.2	$460.4	$3,389.5	$(834.6)	$3,133.5

Cost of sales	133.6	462.3	3,243.5	(834.6)	3,004.8
Selling, general and administrative expenses	38.8	6.0	83.0	—	127.8
Interest (income) expense	23.9	32.0	(9.4)	—	46.5
Intercompany (income) expense, net	(70.7)	2.0	68.7	—	—
Other (income) expense, net	(1.2)	1.2	25.9	—	25.9

Consolidated loss before income taxes and equity in net (income) loss of subsidiaries	(6.2)	(43.1)	(22.2)	—	(71.5)
Provision for income taxes	—	—	20.9	—	20.9
Equity in net (income) loss of subsidiaries	92.0	(0.9)	—	(91.1)	—

Consolidated net loss	(98.2)	(42.2)	(43.1)	91.1	(92.4)
Less: Net income attributable to noncontrolling interests	—	—	5.8	—	5.8

Net loss attributable to Lear	$(98.2)	$(42.2)	$(48.9)	$91.1	$(98.2)

LEAR CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(19) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	For the Nine Months Ended October 3, 2009
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$165.1	$1,142.0	$7,457.1	$(1,767.0)	$6,997.2

Cost of sales	210.7	1,150.2	7,210.2	(1,767.0)	6,804.1
Selling, general and administrative expenses	109.2	18.0	204.8	—	332.0
Interest (income) expense	140.0	(0.5)	0.7	—	140.2
Intercompany (income) expense, net	(42.1)	41.2	0.9	—	—
Other (income) expense, net	(42.6)	2.8	84.2	—	44.4
Reorganization items, net	28.8	4.4	5.4	—	38.6

Consolidated loss before income taxes and equity in net loss of subsidiaries	(238.9)	(74.1)	(49.1)	—	(362.1)
Provision (benefit) for income taxes	—	(9.6)	48.4	—	38.8
Equity in net loss of subsidiaries	174.9	111.0	—	(285.9)	—

Consolidated net loss	(413.8)	(175.5)	(97.5)	285.9	(400.9)
Less: Net income attributable to noncontrolling interests	—	—	12.9	—	12.9

Net loss attributable to Lear	$(413.8)	$(175.5)	$(110.4)	$285.9	$(413.8)

	For the Nine Months Ended September 27, 2008
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$394.1	$1,831.9	$11,622.0	$(2,877.9	$10,970.1

Cost of sales	450.4	1,765.2	10,946.5	(2,877.9)	10,284.2
Selling, general and administrative expenses	115.8	19.1	281.7	—	416.6
Interest (income) expense	94.0	73.2	(27.7)	—	139.5
Intercompany (income) expense, net	(196.4)	2.0	194.4	—	—
Other (income) expense, net	(0.6)	7.1	19.0	—	25.5

Consolidated income (loss) before income taxes and equity in net income of subsidiaries	(69.1)	(34.7)	208.1	—	104.3
Provision for income taxes	—	—	89.7	—	89.7
Equity in net income of subsidiaries	(67.4)	(124.3)	—	191.7	—

Consolidated net income (loss)	(1.7)	89.6	118.4	(191.7)	14.6
Less: Net income attributable to noncontrolling interests	—	—	16.3	—	16.3

Net income (loss) attributable to Lear	$(1.7)	$89.6	$102.1	$(191.7)	$(1.7)

LEAR CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(19) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	For the Nine Months Ended October 3, 2009
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net cash used in operating activities	$(136.2)	$(91.2)	$(15.2)	$—	$(242.6)
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(1.0)	(2.5)	(59.2)	—	(62.7)
Other, net	2.1	2.6	17.9	—	22.6

Net cash provided by (used) in investing activities	1.1	0.1	(41.3)	—	(40.1)

Cash Flows from Financing Activities:
Debtor-in-possession term loan borrowings	500.0	—	—	—	500.0
Other long-term debt repayments, net	—	—	(0.2)	—	(0.2)
Short-term debt repayments, net	—	—	(10.5)	—	(10.5)
Payment of financing fees	(57.9)	—	—	—	(57.9)
Dividends paid to noncontrolling interests	—	—	(15.4)	—	(15.4)
Increase (decrease) in drafts	(0.7)	(0.3)	1.2	—	0.2
Change in intercompany accounts	(871.0)	91.2	779.8	—	—

Net cash provided by (used in) financing activities	(429.6)	90.9	754.9	—	(416.2)

Effect of foreign currency translation	—	—	45.7	—	45.7

Net Change in Cash and Cash Equivalents	(564.7)	(0.2)	744.1	—	(179.2)
Cash and Cash Equivalents as of Beginning of Period	1,310.6	0.6	280.9	—	1,592.1

Cash and Cash Equivalents as of End of Period	$745.9	$0.4	$1,025.0	$—	$1,771.3

	For the Nine Months Ended September 27, 2008
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net cash provided by (used in) operating activities	$(33.7)	$(159.5)	$444.8	$—	$251.6
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(4.8)	(12.8)	(116.2)	—	(133.8)
Other, net	(6.7)	(8.1)	3.3	—	(11.5)

Net cash used in investing activities	(11.5)	(20.9)	(112.9)	—	(145.3)

Cash Flows from Financing Activities:
Primary credit facility repayments, net	(3.0)	—	—	—	(3.0)
Senior note repayments	(130.8)	—	—	—	(130.8)
Other long-term debt repayments, net	(17.0)	—	(5.8)	—	(22.8)
Short-term debt repayments, net	—	(0.1)	(0.1)	—	(0.2)
Repurchase of common stock	(4.2)	—	—	—	(4.2)
Dividends paid to noncontrolling interests	—	—	(16.5)	—	(16.5)
Increase (decrease) in drafts	(3.7)	(0.5)	0.1	—	(4.1)
Change in intercompany accounts	121.2	180.9	(302.1)	—	—

Net cash provided by (used in) financing activities	(37.5)	180.3	(324.4)	—	(181.6)

Effect of foreign currency translation	—	—	(2.8)	—	(2.8)

Net Change in Cash and Cash Equivalents	(82.7)	(0.1)	4.7	—	(78.1)
Cash and Cash Equivalents as of Beginning of Period	189.9	0.4	411.0	—	601.3

Cash and Cash Equivalents as of End of Period	$107.2	$0.3	$415.7	$—	$523.2

LEAR CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(19) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)
Basis of Presentation — Certain of the Company’s 100% owned subsidiaries (the “Guarantors”) have unconditionally fully guaranteed, on a joint and several basis, the punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all of the Company’s obligations under the pre-petition primary credit facility and the indentures governing the Company’s senior notes, including the Company’s obligations to pay principal, premium, if any, and interest with respect to the senior notes. The senior notes consist of $298.0 million aggregate principal amount of 8.50% senior notes due 2013, $589.3 million aggregate principal amount of 8.75% senior notes due 2016, $399.5 million aggregate principal amount of 5.75% senior notes due 2014 and $0.8 million aggregate principal amount of zero-coupon convertible senior notes due 2022. The Guarantors under the indentures are currently Lear Automotive Dearborn, Inc., Lear Corporation EEDS and Interiors, Lear Corporation (Germany) Ltd., Lear Operations Corporation and Lear Seating Holdings Corp. #50. On June 29, 2009, the Company entered into an amendment and release to the pre-petition primary credit facility with the lenders thereunder authorizing the release of the Company’s foreign subsidiaries, Lear Automotive (EEDS) Spain S.L. and Lear Corporation Mexico, S. de R.L. de C.V., from their respective obligations as guarantors under the pre-petition primary credit facility. Such subsidiaries were released as guarantors pursuant to a release delivered on June 29, 2009, by the administrative agent under the pre-petition primary credit facility. In lieu of providing separate financial statements for the Guarantors, the Company has included the supplemental guarantor condensed consolidating financial statements above. These financial statements reflect the guarantors listed above for all periods presented. Management does not believe that separate financial statements of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented.
As of December 31, 2008 and for the three and nine months ended September 27, 2008, the supplemental guarantor condensed consolidating financial statements have been restated to reflect certain changes to the equity investments of the guarantor subsidiaries and the release of Lear Automotive (EEDS) Spain S.L. and Lear Corporation Mexico, S. de R.L. de C.V. as guarantors.
Distributions — There are no significant restrictions on the ability of the Guarantors to make distributions to the Company.
Selling, General and Administrative Expenses — Corporate and division selling, general and administrative expenses are allocated to the operating subsidiaries based on various factors, which estimate usage of particular corporate and division functions, and in certain instances, other relevant factors, such as the revenues or the number of employees of the Company’s subsidiaries. In the three months ended October 3, 2009 and September 27, 2008, ($4.0) million and ($0.3) million, respectively, of selling, general and administrative expenses were allocated (to) from the Parent, and in the nine months ended October 3, 2009 and September 27, 2008, ($8.0) million and $9.7 million, respectively, of selling, general and administrative expenses were allocated (to) from the Parent.
Long-Term Debt of the Parent and the Guarantors — A summary of long-term debt of the Parent and the Guarantors on a combined basis is shown below (in millions):

	October 3,	December 31,
	2009	2008
Debtor-in-possession term loan	$500.0	$—
Pre-petition primary credit facility — revolver	—	1,192.0
Pre-petition primary credit facility — term loan	—	985.0
Senior notes	—	1,287.6
Other long-term debt	—	4.2

	500.0	3,468.8
Less — Pre-petition primary credit facility — revolver	—	(1,192.0)
Pre-petition primary credit facility — term loan	—	(985.0)
Current portion	(500.0)	—

	$—	$1,291.8

Obligations under the Company’s pre-petition primary credit facility and senior notes are classified as liabilities subject to compromise in the accompanying guarantor condensed consolidating balance sheet as of October 3, 2009, as a result of the Company’s filing under Chapter 11 and the related matters described in Note 2, “Reorganization under Chapter 11 and Going Concern,” and Note 7, “Long-Term Debt.”

LEAR CORPORATION
(DEBTOR-IN-POSSESSION)

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
Reorganization under Chapter 11 of the Bankruptcy Code
On July 6, 2009, we entered into agreements supporting a qualified plan of reorganization (a “Qualified Plan”) with certain of the lenders under our pre-petition primary credit facility and certain holders of our senior notes (see “— Plan of Reorganization” below). Upon entering into these agreements, on July 7, 2009, Lear and certain of its United States and Canadian subsidiaries (the “Canadian Debtors” and collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) (Consolidated Case No. 09-14326) (the “Chapter 11 Cases”). On July 9, 2009, the Canadian Debtors also filed petitions for protection under section 18.6 of the Companies’ Creditors Arrangement Act in the Ontario Superior Court, Commercial List (the “Canadian Court”). The Canadian Debtors are seeking relief consistent with the relief sought by the Debtors in the Chapter 11 Cases. The Debtors have operated their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 and orders of the Bankruptcy Court and the Canadian Court and will continue to do so until they emerge from Chapter 11 bankruptcy proceedings, as described herein. The Canadian Court granted the Canadian Debtors a stay of any Canadian proceedings up to and including November 20, 2009, to allow the Debtors to pursue confirmation of a plan of reorganization in the U.S. proceedings. Our remaining subsidiaries, consisting primarily of non-U.S. and non-Canadian subsidiaries, are not subject to the requirements of the Bankruptcy Code.
On August 14, 2009, the Debtors filed a joint plan of reorganization and related disclosure statement with the Bankruptcy Court. On September 12, 2009, the Debtors filed the first amended joint plan of reorganization (as amended, supplemented or otherwise modified, the “Plan”) and disclosure statement (as amended, supplemented or otherwise modified, the “Disclosure Statement”) with the Bankruptcy Court. On September 18, 2009, the Bankruptcy Court approved the adequacy of information contained in the Disclosure Statement, and the Debtors subsequently commenced solicitation of the votes of its lenders, bondholders and other interest holders entitled to vote on the Plan. The Plan was approved by all voting classes, including 100% of all Class 3A Prepetition Credit Agreement Secured Claims and Class 6A Convenience Claims, and over 96% of all Class 5A Other General Unsecured Claims (as each of those terms is defined under the Plan).
On November 5, 2009, the Bankruptcy Court entered an order confirming the Plan (the “Confirmation Order”), and on November 6, 2009, the Canadian Court entered an order recognizing the Confirmation Order and giving full force and effect to the Confirmation Order and Plan under applicable Canadian law. The Debtors expect to emerge from Chapter 11 bankruptcy proceedings on or about November 9, 2009, subject to the satisfaction of certain conditions by the Debtors.
Although the Bankruptcy Court entered the Confirmation Order confirming the Plan, the consummation of the Plan is subject to the following conditions that the Debtors must satisfy prior to the Plan becoming effective (the date on which the Plan becomes effective hereinafter referred to as the “Effective Date”): (a) contemporaneous effectiveness of an alternative exit financing facility that repays the debtor-in-possession term loan (as described below) in cash in full on the Effective Date; and (b) there shall have been no modification or stay of the Confirmation Order or entry of other court order prohibiting transactions contemplated by the Plan from being consummated. In addition, the Debtors must perform various other administrative actions in conjunction with emergence from Chapter 11. There can be no assurance that the Debtors will satisfy these conditions, complete such required actions and emerge from Chapter 11 within the Debtors’ anticipated timeframe or at all.
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

LEAR CORPORATION
(DEBTOR-IN-POSSESSION)
We anticipate that substantially all of the Debtors’ pre-petition liabilities will be resolved under, and treated in accordance with, the Plan. Although the Bankruptcy Court has confirmed the Plan and the Debtors expect to emerge from Chapter 11 bankruptcy proceedings on or about November 9, 2009, there can be no assurance as to whether or when the Plan will be consummated. Furthermore, there can be no assurance that the Debtors will be successful in achieving their reorganization goals or that any measures that are achievable will result in sufficient improvement to the Debtors’ financial position. For further information, see Note 2, “Reorganization under Chapter 11 and Going Concern,” and Note 7, “Long-Term Debt,” to the condensed consolidated financial statements included in this Report.
Plan of Reorganization
The Plan and the Confirmation Order provide for a restructuring of the Debtors’ capital structure which, after the Effective Date, would consist of the following:
•	First Lien Facility — A First Lien Facility of up to $500 million.

•	Second Lien Facility — A Second Lien Facility of $600 million.

•	Series A Preferred Stock — $500 million of Series A convertible participating preferred stock, par value $0.01 per share (the “Series A Preferred Stock”) (which would not bear any mandatory dividends). The Series A Preferred Stock is convertible into approximately 24.2% of our new common stock, on a fully diluted basis (assuming the issuance of $450 million of Series A Preferred Stock after giving effect to the payments described below under “— Excess Cash Paydown”).

•	Common Stock and Warrants — A single class of common stock, par value $0.01 per share (the “Common Stock”), including sufficient shares to provide for (i) management equity grants, (ii) the conversion of the Series A Preferred Stock into Common Stock and (iii) the issuance to the Lenders and the holders of senior notes and certain other general unsecured claims against the Debtors of warrants to purchase 15% of our Common Stock, on a fully diluted basis (the “Warrants”). On the Effective Date, we expect to have outstanding approximately 34.1 million shares of Common Stock, 10.9 million shares of Series A Preferred Stock (which are convertible into shares of Common Stock on a one-for-one basis) and 8.2 million Warrants (which are exercisable for shares of Common Stock on a one-for-one basis). In addition, on the Effective Date, we expect to grant approximately 1.3 million restricted stock units under our management equity plan (which are convertible into shares of Common Stock on a one-for-one basis on their future vesting dates). The Warrants are exercisable at a nominal exercise price at any time during the period (a) commencing on the business day immediately following a period of 30 consecutive trading days during which the closing price of the Common Stock for at least 20 of the trading days is equal to or greater than $39.63 (as adjusted from time to time) and (b) ending on the fifth anniversary of the Effective Date.
In addition, under the Plan, existing shares of our common stock would be extinguished and no distributions would be made to our existing shareholders.
As previously noted, although the Bankruptcy Court entered the Confirmation Order confirming the Plan, no assurance can be given as to whether or when we will consummate the Plan and emerge from Chapter 11.
Excess Cash Paydown
The Plan provides that to the extent that we have minimum liquidity on the Effective Date in excess of $1.0 billion, subject to certain accruals and adjustments, the amount of such excess would be utilized to prepay, first, the Series A Preferred Stock in an aggregate stated value of up to $50 million; then, the Second Lien Facility in an aggregate principal amount of up to $50 million; and thereafter, reduce the First Lien Facility. We expect to have liquidity, after giving effect to certain accruals and adjustments, of between $1.2 billion and $1.3 billion as of the Effective Date. In the event that we have such liquidity, in accordance with the Plan and the Confirmation Order, we will apply our cash as of the Effective Date in excess of the $1.0 billion of minimum liquidity as follows: (i) $50 million of cash in aggregate will be paid to the Lenders, thereby reducing the amount of the Series A Preferred Stock to be issued on the Effective Date from $500 million to $450 million; (ii) $50 million of cash will be used to prepay the second lien term loans under the Second Lien Facility, thereby reducing the principal amount of the Second Lien Facility from $600 million to $550 million; and (iii) the remaining amount of such excess cash, estimated to be between $100 million and $200 million, will be used to reduce the principal amount of the First Lien Facility.
DIP Agreement, First Lien Facility and Second Lien Facility
On July 6, 2009, the Debtors entered into a credit and guarantee agreement by and among Lear, as borrower, and the other guarantors named therein, JPMorgan Chase Bank, N.A., as administrative agent, and each of the lenders party thereto (the “DIP Agreement”). The DIP Agreement provided for new money debtor-in-possession financing comprised of a term loan in the aggregate principal

LEAR CORPORATION
(DEBTOR-IN-POSSESSION)
amount of $500 million (the “DIP Facility”). On August 4, 2009, the Bankruptcy Court entered an order approving the DIP Agreement. The closing of the DIP Facility occurred on August 5, 2009, and the Debtors subsequently received proceeds of $500 million, net of related fees and expenses of $37 million, related to available debtor-in-possession financing.
On October 23, 2009, we entered into a first lien credit agreement (the “First Lien Agreement”) by and among Lear, certain financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent. Pursuant to the terms of the First Lien Agreement, on the Effective Date, we will have access to an initial funding in an amount of $200 million (the “Closing Date Draw”) and a delayed draw funding in an amount of up to $200 million (the “Delayed Draw” and together with the Closing Date Draw, the “First Lien Facility”) to be drawn not later than 35 days after the Closing Date Draw. The amount of the Delayed Draw will be determined based on the terms of the Plan and our liquidity needs. In addition to the foregoing, upon satisfaction of certain conditions, we will have the right to raise additional funds to increase the amount available under the First Lien Facility up to an aggregate amount of $600 million, subject to certain conditions. The proceeds of the First Lien Facility will be used to satisfy amounts outstanding under the DIP Agreement and for general corporate purposes.
In addition, pursuant to the terms of the Plan, we expect to enter into a second lien credit agreement dated on or about the Effective Date (the “Second Lien Agreement”) with certain financial institutions and JPMorgan Chase Bank, N.A., as administrative agent, providing for the issuance of $550 million of term loans (the “Second Lien Facility”), which debt will be issued in partial satisfaction of amounts outstanding under the pre-petition primary credit facility.
Although the Bankruptcy Court has entered the Confirmation Order confirming the Plan, no assurance can be given whether or when we will meet the requirements to fund the First Lien Facility, enter into and meet the requirements to fund the Second Lien Facility or consummate the Plan. For further information regarding the DIP Agreement, the First Lien Facility and the Second Lien Facility, see “— Liquidity and Capital Resources — Capitalization — DIP Agreement, First Lien Facility and Second Lien Facility.”
Listing of Lear’s Common Stock on the NYSE
Lear’s shares of common stock were listed on the New York Stock Exchange (the “NYSE”) under the symbol “LEA.” On July 2, 2009, the NYSE suspended the trading of our shares, and the NYSE subsequently delisted our common stock.
In connection with our emergence from Chapter 11, we have submitted a listing application to relist our shares of common stock under the ticker symbol “LEA” on the NYSE upon emergence from Chapter 11. Subject to the NYSE’s approval of our listing application, we expect our common stock to commence trading on the NYSE on a “when issued” basis (LEA WI) on or about the Effective Date and “regular way” trading of our common stock under the symbol “LEA” to commence as soon as possible thereafter. There can be no assurance, however, as to whether or when we will consummate the Plan and effectuate such relisting by the NYSE.
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

LEAR CORPORATION
(DEBTOR-IN-POSSESSION)
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
Automotive industry conditions in North America and Europe have been and continue to be extremely challenging. In North America, the industry is characterized by significant overcapacity, fierce competition and rapidly declining sales. In Europe, the market structure is more fragmented with significant overcapacity and rapidly declining sales. We expect these challenging industry conditions to continue in the foreseeable future. Our business has been severely affected by the turmoil in the global credit markets, significant reductions in new housing construction, volatile fuel prices and recessionary trends in the U.S. and global economies. These conditions had a dramatic impact on consumer vehicle demand in 2008, resulting in the lowest per capita sales rates in the United States in half a century and lower global automotive production following six years of steady growth. In North America, Chrysler temporarily idled most of its plants until the completion of its bankruptcy process, and General Motors extended its production shutdown during the second quarter of 2009. During the first nine months of 2009, North American production levels declined by approximately 42%, and European production levels declined by approximately 25% from the comparable period in 2008.
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
Our material cost as a percentage of net sales was 69.0% in the first nine months of 2009, as compared to 69.3% in 2008 and 68.0% in 2007. Raw material, energy and commodity costs have been extremely volatile over the past several years and were significantly higher throughout much of 2008. Unfavorable industry conditions have also resulted in financial distress within our supply base and an increase in commercial disputes and the risk of supply disruption. We have developed and implemented strategies to mitigate or partially offset the impact of higher raw material, energy and commodity costs, which include cost reduction actions, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, due to significantly lower production volumes combined with increased raw material, energy and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. In addition, higher crude oil prices indirectly impact our operating results by adversely affecting demand for certain of our key light truck and large SUV platforms. Although raw material, energy and commodity costs have recently moderated, these costs remain volatile

LEAR CORPORATION
(DEBTOR-IN-POSSESSION)
and could have an adverse impact on our operating results in the foreseeable future. See “— Forward-Looking Statements” and Item 1A, “Risk Factors — High raw material costs could continue to have a significant adverse impact on our profitability,” in our Annual Report on Form 10-K for the year ended December 31, 2008, as supplemented and updated by Part II - Item 1A, “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended July 4, 2009, and below in Part II — Item 1A, “Risk Factors,” in this Report.
Outlook
On November 5, 2009, the Bankruptcy Court entered an order confirming the Plan, and on November 6, 2009, the Canadian Court entered an order recognizing the Confirmation Order and giving full force and effect to the Confirmation Order and Plan under applicable Canadian law. The Debtors expect to emerge from Chapter 11 bankruptcy proceedings on or about November 9, 2009. Although the Bankruptcy Court entered the Confirmation Order confirming the Plan, the consummation of the Plan is subject to certain conditions that the Debtors must satisfy prior to the Plan becoming effective. In addition, the Debtors must perform various other administrative actions in conjunction with emergence from Chapter 11. There can be no assurance that the Debtors will satisfy these conditions, complete such required actions and emerge from Chapter 11 within the Debtors’ anticipated timeframe or at all.
As discussed herein, recent market events, including an unfavorable global economic environment, extremely challenging automotive industry conditions and the global credit crisis, are adversely impacting global automotive demand and have impacted and will continue to significantly impact our operating results in the foreseeable future. In response, we have continued to restructure our global operations and to aggressively reduce our costs. These actions have been designed to lower our operating costs, streamline our organizational structure and better align our manufacturing capacity. Additionally, as discussed above, the outcome of the Chapter 11 Cases and related matters could negatively impact our business prospects and financial results. Our future financial results will also be affected by cash utilized in operations, including restructuring activities, and will be subject to certain factors outside of our control, such as the continued global economic downturn and turmoil in the global credit markets, challenging automotive industry conditions, including reductions in production levels, the financial condition and restructuring actions of our customers and suppliers and other related factors. No assurance can be given regarding the length or severity of the global economic downturn and its ultimate impact on our financial results, our ability to consummate the Plan, to effect our emergence from Chapter 11, the impact that events occurring during the reorganization process will have on our business and financial results or the other factors described in this paragraph. See “— Executive Overview” above, “— Liquidity and Capital Resources” and “— Forward-Looking Statements” below and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2008, as supplemented and updated by Part II — Item 1A, “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended July 4, 2009, and below in Part II — Item 1A, “Risk Factors,” in this Report, for further discussion of the risks and uncertainties affecting our cash flows from operations, borrowing availability and overall liquidity.
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
We monitor our goodwill and long-lived assets for impairment indicators on an ongoing basis. With respect to goodwill, we considered the impact of current market and economic conditions on fair value of each of our reporting units and as of October 3, 2009, do not believe that an impairment is more likely than not to have occurred. In addition, we considered the impact of current market and economic conditions on the recoverability of long-lived assets and do not believe that there were any indicators that would have resulted in additional long-lived asset impairment charges as of October 3, 2009. We will, however, continue to assess the

LEAR CORPORATION
(DEBTOR-IN-POSSESSION)
impact of any significant industry events and long-term automotive production estimates on our recorded goodwill and the realization of our long-lived assets. A prolonged decline in automotive production levels or other significant industry events could result in goodwill and long-lived asset impairment charges.
Restructuring
In 2005, we initiated a three-year restructuring strategy to (i) eliminate excess capacity and lower our operating costs, (ii) streamline our organizational structure and reposition our business for improved long-term profitability and (iii) better align our manufacturing capacity with the changing needs of our customers. In light of industry conditions and customer announcements, we expanded this strategy in 2008. Through the end of 2008, we incurred pretax restructuring costs of approximately $528 million and related manufacturing inefficiency charges of approximately $52 million.
We have continued to restructure our global operations and to aggressively reduce our costs in 2009 and expect continued accelerated restructuring actions and related investments for at least the next several years. In the first nine months of 2009, we recorded restructuring charges of approximately $86 million and related manufacturing inefficiency charges of approximately $15 million.
Other Matters
In the three and nine months ended October 3, 2009, we incurred $39 million of fees and expenses related to our reorganization under Chapter 11. In addition, in the three and nine months ended October 3, 2009, we incurred $3 million and $24 million of fees and expenses related to our capital restructuring efforts prior to the Chapter 11 Cases. In the three and nine months ended October 3, 2009, we recognized impairment charges of $15 million and $42 million, respectively, related to our investments in equity affiliates. In addition, in the three and nine months ended October 3, 2009, we incurred a loss of $10 million related to a transaction with an affiliate. In the three and nine months ended October 3, 2009, we recognized tax expense of $4 million and tax benefits of ($14) million, respectively, related to changes in recorded tax reserves, as well as tax benefits of ($3) million and tax expense of $7 million, respectively, related to changes in valuation allowances in certain foreign subsidiaries.
As discussed above, our results for the third quarter and the first nine months of 2009 and 2008 reflect the following items (in millions):

	Three months ended		Nine months ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
Costs related to restructuring actions, including manufacturing inefficiencies of $5 million and $15 million in the three and nine months ended October 3, 2009, respectively, and $4 million and $14 million in the three and nine months ended September 27, 2008, respectively	$(33)	$46	$101	$128
Reorganization items, net	39	—	39	—
Fees and expenses related to capital restructuring	3	—	24	—
Impairment of investments in affiliate	15	—	42	—
Loss on transaction with an affiliate	10	—	10	—
Tax (benefits) expense, net	1	(5)	(7)	(5)
For further information regarding these items, see “— Restructuring” and Note 11, “Income Taxes,” to the condensed consolidated financial statements included in this Report.
This section includes forward-looking statements that are subject to risks and uncertainties. For further information regarding other factors that have had, or may have in the future, a significant impact on our business, financial condition or results of operations, see “— Forward-Looking Statements” and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2008, as supplemented and updated by Part II - Item 1A, “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended July 4, 2009, and below in Part II — Item 1A, “Risk Factors,” in this Report.

LEAR CORPORATION
(DEBTOR-IN-POSSESSION)
RESULTS OF OPERATIONS
A summary of our operating results as a percentage of net sales is shown below (dollar amounts in millions):

	Three Months Ended				Nine Months Ended
	October 3,		September 27,		October 3,		September 27,
	2009		2008		2009		2008
Net sales
Seating	$2,039.2	80.0%	$2,478.1	79.1%	$5,639.2	80.6%	$8,655.4	78.9%
Electrical and electronic	508.7	20.0	655.4	20.9	1,358.0	19.4	2,314.7	21.1

Net sales	2,547.9	100.0	3,133.5	100.0	6,997.2	100.0	10,970.1	100.0

Gross profit	233.6	9.2	128.7	4.1	193.1	2.8	685.9	6.3
Selling, general and administrative expenses	98.2	3.9	127.8	4.1	332.0	4.7	416.6	3.8
Interest expense	21.5	0.8	46.5	1.5	140.2	2.0	139.5	1.3
Other expense, net	25.9	1.0	25.9	0.8	44.4	0.6	25.5	0.2
Reorganization items, net	38.6	1.5	—	—	38.6	0.6	—	—
Provision for income taxes	19.1	0.8	20.9	0.6	38.8	0.6	89.7	0.8
Net income attributable to noncontrolling interests	5.7	0.2	5.8	0.2	12.9	0.2	16.3	0.2

Net income (loss) attributable to Lear	$24.6	1.0%	$(98.2)	(3.1)%	$(413.8)	(5.9)%	$(1.7)	—%

Three Months Ended October 3, 2009 vs. Three Months Ended September 27, 2008
Net sales in the third quarter of 2009 were $2.5 billion as compared to $3.1 billion in the third quarter of 2008, a decrease of $586 million or 18.7%. Lower industry production volumes in North America and Europe, as well as the impact of net foreign exchange rate fluctuations, negatively impacted net sales by $402 million and $117 million, respectively.
Gross profit and gross margin were $234 million and 9.2% in the quarter ended October 3, 2009, as compared to $129 million and 4.1% in the quarter ended September 27, 2008. The benefit of our productivity and restructuring actions positively impacted gross profit in the third quarter of 2009. During the third quarter of 2009, we modified our restructuring plan with respect to one action to reflect mutually negotiated changes in certain employee benefit plans. As a result, we recognized a credit of $64 million related to the reversal of restructuring charges recorded in the first quarter of 2009. These increases in gross profit were partially offset by the impact of lower industry production volumes and net selling price reductions.
Selling, general and administrative expenses, including engineering and development expenses, were $98 million in the three months ended October 3, 2009, as compared to $128 million in the three months ended September 27, 2008. As a percentage of net sales, selling, general and administrative expenses decreased to 3.9% in the third quarter of 2009 from 4.1% in the third quarter of 2008. The decrease in selling, general and administrative expenses was primarily due to favorable cost performance in the third quarter of 2009, including lower compensation-related expenses, as well as reduced engineering and development expenses.
Interest expense was $22 million in the third quarter of 2009 as compared to $47 million in the third quarter of 2008. We did not record contractual interest of $50 million for certain of our pre-petition debt obligations subsequent to the filing of the Chapter 11 Cases, in accordance with accounting principles generally accepted in the United States (“GAAP”). This decrease was partially offset by interest and fees associated with the DIP Facility.
Other expense, which includes non-income related taxes, foreign exchange gains and losses, discounts and expenses associated with our factoring facilities, gains and losses related to derivative instruments and hedging activities, equity in net income (loss) of affiliates, gains and losses on the sales of assets and other miscellaneous income and expense, was $26 million in the third quarters of 2009 and 2008. In the third quarter of 2009, we recognized an impairment charge of $15 million related to our investment in an equity affiliate and a loss of $10 million related to a transaction with an affiliate. The impact of these charges was partially offset by decreases in losses related to foreign exchange, derivative instruments and hedging activities and equity affiliates in the third quarter of 2009.
In the third quarter of 2009, we recognized charges of $39 million for reorganization items as a result of the Chapter 11 Cases. These charges were primarily related to professional fees and management and employee incentive plans.

LEAR CORPORATION
(DEBTOR-IN-POSSESSION)
The provision for income taxes was $19 million in the third quarter of 2009, representing an effective tax rate of 38.7% on a pretax income of $49 million, as compared to $21 million in the third quarter of 2008, representing an effective tax rate of negative 29.2% on pretax loss of $72 million. The provision for income taxes in the third quarter of 2009 primarily relates to profitable foreign operations, as well as withholding taxes on royalties and dividends paid by our foreign subsidiaries. In addition, we incurred losses in several countries that provided no tax benefits due to valuation allowances on our deferred tax assets in those countries. The provision was also impacted by a portion of our restructuring charges and reorganization items, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Additionally, the provision was impacted by tax expense of $4 million, including interest, related to increases in recorded tax reserves and tax benefits of $3 million related to the release of a valuation allowance in a certain foreign subsidiary. The provision for income taxes in the third quarter of 2008 was impacted by a portion of our restructuring charges, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. The provision in the third quarter of 2008 was also impacted by a tax benefit of $9 million, including interest, related to a reduction in recorded tax reserves, a tax benefit of $18 million related to the reversal of a valuation allowance in a European subsidiary and tax expense of $22 million related to the establishment of a valuation allowance in another European subsidiary. Excluding these items, the effective tax rate in the third quarter of 2009 and 2008 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, foreign and U.S. valuation allowances, tax credits, income tax incentives and other permanent items.
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
Net income (loss) attributable to Lear in the third quarter of 2009 was $25 million, or $0.32 per diluted share, as compared to ($98) million, or ($1.27) per diluted share, in the third quarter of 2008, for the reasons described above.
Reportable Operating Segments
We have two reportable operating segments: seating, which includes seat systems and the components thereof; and electrical and electronic, which includes electrical distribution systems and electronic products, primarily wire harnesses, junction boxes, terminals and connectors and various electronic control modules, as well as audio sound systems and in-vehicle television and video entertainment systems. The financial information presented below is for our two reportable operating segments and our other category for the periods presented. The other category includes unallocated costs related to corporate headquarters, geographic headquarters and the elimination of intercompany activities, none of which meets the requirements of being classified as an operating segment. Corporate and geographic headquarters costs include various support functions, such as information technology, corporate finance, legal, executive administration and human resources. Financial measures regarding each segment’s pretax income (loss) before interest, other expense and reorganization items (“segment earnings”) and segment earnings divided by net sales (“margin”) are not measures of performance under GAAP. Segment earnings and the related margin are used by management to evaluate the performance of our reportable operating segments. Segment earnings should not be considered in isolation or as a substitute for net income (loss) attributable to Lear, net cash provided by (used in) operating activities or other statement of operations or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, segment earnings, as we determine it, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated segment earnings to consolidated income (loss) before provision for income taxes, see Note 16, “Segment Reporting,” to the condensed consolidated financial statements included in this Report.
Seating
A summary of financial measures for our seating segment is shown below (dollar amounts in millions):

LEAR CORPORATION
(DEBTOR-IN-POSSESSION)

	Three months ended
	October 3,	September 27,
	2009	2008
Net sales	$2,039.2	$2,478.1
Segment earnings (1)	198.8	40.9
Margin	9.7%	1.7%

(1)	See definition above.
Seating net sales were $2.0 billion in the third quarter of 2009 as compared to $2.5 billion in the third quarter of 2008. Lower industry production volumes in North America and Europe, as well as the impact of net foreign exchange rate fluctuations, negatively impacted net sales by $322 million and $101 million, respectively. Segment earnings and the related margin on net sales were $199 million and 9.7% in the third quarter of 2009 as compared to $41 million and 1.7% in the third quarter of 2008. The benefit of our productivity and restructuring actions positively impacted segment earnings in the third quarter of 2009. In addition, during the third quarter of 2009, we modified our restructuring plan with respect to one action to reflect mutually negotiated changes in certain employee benefit plans. As a result, we recognized a credit of $64 million related to the reversal of restructuring charges recorded in the first quarter of 2009. These increases in segment earnings were partially offset by the impact of lower industry production volumes and net selling price reductions. In addition, in the third quarter of 2009, we incurred costs related to our restructuring actions of $9 million, excluding the reversal of charges discussed above, as compared to $35 million in the third quarter of 2008.
Electrical and electronic
A summary of financial measures for our electrical and electronic segment is shown below (dollar amounts in millions):

	Three months ended
	October 3,	September 27,
	2009	2008
Net sales	$508.7	$655.4
Segment earnings (1)	(20.7)	4.9
Margin	(4.1)%	0.7%

(1)	See definition above.
Electrical and electronic net sales were $509 million in the third quarter of 2009 as compared to $655 million in the third quarter of 2008. Lower industry production volumes in North America and Europe negatively impacted net sales by $80 million. Net sales were also negatively impacted by net selling price reductions and net foreign exchange rate fluctuations. Segment earnings and the related margin on net sales were ($21) million and negative 4.1% in the third quarter of 2009 as compared to $5 million and 0.7% in the third quarter of 2008. The decline in segment earnings was largely due to the impact of lower industry production volumes. The benefit of our productivity and restructuring actions was partially offset by the impact of net selling price reductions. In addition, in the third quarter of 2009, we incurred costs related to our restructuring actions of $23 million, as compared to $7 million in the second quarter of 2008.
Other
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

	Three months ended
	October 3,	September 27,
	2009	2008
Net sales	$—	$—
Segment earnings (1)	(42.7)	(44.9)
Margin	N/A	N/A

(1)	See definition above.
Our other category includes unallocated corporate and geographic headquarters costs, as well as the elimination of intercompany activity. Corporate and geographic headquarters costs include various support functions, such as information technology, corporate finance, legal, executive administration and human resources. Segment earnings related to our other category were ($43) million in the third quarter of 2009 as compared to ($45) million in the third quarter of 2008.

LEAR CORPORATION
(DEBTOR-IN-POSSESSION)
Nine Months Ended October 3, 2009 vs. Nine Months Ended September 27, 2008
Net sales in the first nine months of 2009 were $7.0 billion as compared to $11.0 billion in the first nine months of 2008, a decrease of $4.0 billion or 36.2%. Lower industry production volumes in North America and Europe, as well as the impact of net foreign exchange rate fluctuations, negatively impacted net sales by $3.0 billion and $577 million, respectively.
Gross profit and gross margin were $193 million and 2.8% in the nine months ended October 3, 2009, as compared to $686 million and 6.3% in the nine months ended September 27, 2008. Lower industry production volumes in North America and Europe reduced gross profit by $671 million. The benefit of our restructuring and other productivity actions was partially offset by the impact of net selling price reductions.
Selling, general and administrative expenses, including engineering and development expenses, were $332 million in the first nine months of 2009, as compared to $417 million in the first nine months of 2008. The decrease in selling, general and administrative expenses was primarily due to favorable cost performance in the first nine months of 2009, including lower compensation-related expenses, as well as reduced engineering and development expenses. These decreases were partially offset by fees and expenses related to our capital restructuring efforts prior to the filing of the Chapter 11 Cases of $24 million. As a percentage of net sales, selling, general and administrative expenses increased to 4.7% in the first nine months of 2009 from 3.8% in the first nine months of 2008, as net sales declined at a more rapid rate than selling, general and administrative expenses.
Interest expense was $140 million in the nine months ended October 3, 2009 and September 27, 2008. Beginning in the third quarter of 2009, we did not record contractual interest of $50 million for certain of our pre-petition debt obligations subsequent to the filing of the Chapter 11 Cases, in accordance with GAAP. This decrease was offset by the impact of higher borrowing levels and interest and fees associated with the DIP facility, as well as fees associated with our pre-petition primary credit facility amendments and waivers.
Other expense, which includes non-income related taxes, foreign exchange gains and losses, discounts and expenses associated with our factoring facilities, gains and losses related to derivative instruments and hedging activities, equity in net income (loss) of affiliates, gains and losses on the sales of assets and other miscellaneous income and expense, was $44 million in the first nine months of 2009 as compared to expense of $26 million in the first nine months of 2008. In 2009, we recognized impairment charges of $42 million related to our investments in equity affiliates and a loss of $10 million related to a transaction with an affiliate. An increase in foreign exchange gains was partially offset by an increase in equity in net loss of affiliates in the first nine months of 2009.
In the third quarter of 2009, we recognized charges of $39 million for reorganization items as a result of the Chapter 11 Cases. These charges were primarily related to professional fees and management and employee incentive plans.
The provision for income taxes was $39 million in the first nine months of 2009, representing an effective tax rate of negative 10.7% on a pretax loss of $362 million, as compared to $90 million in the first nine months of 2008, representing an effective tax rate of 86.0% on pretax income of $104 million. The provision for income taxes in the first nine months of 2009 primarily relates to profitable foreign operations, as well as withholding taxes on royalties and dividends paid by our foreign subsidiaries. In addition, we incurred losses in several countries that provided no tax benefits due to valuation allowances on our deferred tax assets in those countries. The provision was also impacted by a portion of our restructuring charges and reorganization items, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Additionally, the provision was impacted by tax benefits of $14 million, including interest, related to reductions in recorded tax reserves and tax expense of $7 million related to changes in valuation allowances in certain foreign subsidiaries. The provision for income taxes in the first nine months of 2008 was impacted by a portion of our restructuring charges, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. The provision in the first nine months of 2008 was also impacted by a tax benefit of $9 million, including interest, related to a reduction in recorded tax reserves, a tax benefit of $18 million related to the reversal of a valuation allowance in a European subsidiary and tax expense of $22 million related to the establishment of a valuation allowance in another European subsidiary. Excluding these items, the effective tax rate in the first nine months of 2009 and 2008 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, foreign and U.S. valuation allowances, tax credits, income tax incentives and other permanent items.
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

LEAR CORPORATION
(DEBTOR-IN-POSSESSION)
incurred and no tax expense with respect to income generated in these countries until the respective valuation allowances are eliminated. Accordingly, income taxes are impacted by the U.S. and foreign valuation allowances and the mix of earnings among jurisdictions.
Net loss attributable to Lear in the first nine months of 2009 was ($414) million, or ($5.34) per diluted share, as compared to ($2) million, or ($0.02) per diluted share, in the first nine months of 2008, for the reasons described above.
Reportable Operating Segments
We have two reportable operating segments: seating, which includes seat systems and the components thereof; and electrical and electronic, which includes electrical distribution systems and electronic products, primarily wire harnesses, junction boxes, terminals and connectors and various electronic control modules, as well as audio sound systems and in-vehicle television and video entertainment systems. The financial information presented below is for our two reportable operating segments and our other category for the periods presented. The other category includes unallocated costs related to corporate headquarters, geographic headquarters and the elimination of intercompany activities, none of which meets the requirements of being classified as an operating segment. Corporate and geographic headquarters costs include various support functions, such as information technology, corporate finance, legal, executive administration and human resources. Financial measures regarding each segment’s pretax income (loss) before interest, other expense and reorganization items (“segment earnings”) and segment earnings divided by net sales (“margin”) are not measures of performance under GAAP. Segment earnings and the related margin are used by management to evaluate the performance of our reportable operating segments. Segment earnings should not be considered in isolation or as a substitute for net income (loss) attributable to Lear, net cash provided by (used in) operating activities or other statement of operations or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, segment earnings, as we determine it, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated segment earnings to consolidated income (loss) before provision for income taxes, see Note 16, “Segment Reporting,” to the condensed consolidated financial statements included in this Report.
Seating
A summary of financial measures for our seating segment is shown below (dollar amounts in millions):

	Nine months ended
	October 3,	September 27,
	2009	2008
Net sales	$5,639.2	$8,655.4
Segment earnings (1)	132.6	354.2
Margin	2.4%	4.1%

(1)	See definition above.
Seating net sales were $5.6 billion in the first nine months of 2009 as compared to $8.7 billion in the first nine months of 2008. Lower industry production volumes in North America and Europe, as well as the impact of net foreign exchange rate fluctuations, negatively impacted net sales by $2.4 billion and $492 million, respectively. Segment earnings and the related margin on net sales were $133 million and 2.4% in the first nine months of 2009 as compared to $354 million and 4.1% in the first nine months of 2008. The decline in segment earnings was largely due to lower industry production volumes in North America and Europe, which negatively impacted segment earnings by $475 million, and the impact of net selling price reductions. These declines in segment earnings were partially offset by the benefit of our productivity and restructuring actions. In addition, in the first nine months of 2009, we incurred costs related to our restructuring actions of $53 million as compared to $92 million in the first nine months of 2008.
Electrical and electronic
A summary of financial measures for our electrical and electronic segment is shown below (dollar amounts in millions):

	Nine months ended
	October 3,	September 27,
	2009	2008
Net sales	$1,358.0	$2,314.7
Segment earnings (1)	(134.0)	71.4
Margin	(9.9)%	3.1%

(1)	See definition above.

LEAR CORPORATION
(DEBTOR-IN-POSSESSION)
Electrical and electronic net sales were $1.4 billion in the first nine months of 2009 as compared to $2.3 billion in the first nine months of 2008. Lower industry production volumes in North America and Europe negatively impacted net sales by $680 million. Net sales were also negatively impacted by net foreign exchange rate fluctuations and the impact of net selling price reductions. Segment earnings and the related margin on net sales were ($134) million and negative 9.9% in the first nine months of 2009 as compared to $71 million and 3.1% in the first nine months of 2008. The decline in segment earnings was largely due to lower industry production volumes in North America and Europe, which negatively impacted segment earnings by $197 million. The benefit of our productivity and restructuring actions was partially offset by the impact of net selling price reductions. In addition, in the first nine months of 2009, we incurred costs related to our restructuring actions of $49 million as compared to $26 million in the first nine months of 2008.
Other
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

	Nine months ended
	October 3,	September 27,
	2009	2008
Net sales	$—	$—
Segment earnings(1)	(137.5)	(156.3)
Margin	N/A	N/A

(1)	See definition above.
Our other category includes unallocated corporate and geographic headquarters costs, as well as the elimination of intercompany activity. Corporate and geographic headquarters costs include various support functions, such as information technology, purchasing, corporate finance, legal, executive administration and human resources. Segment earnings related to our other category were ($138) million in the first nine months of 2009 as compared to ($156) million in the first nine months of 2008, primarily due to lower compensation-related expenses, partially offset by fees and expenses related to our capital restructuring of $21 million. In addition, in the first nine months of 2009, we incurred costs related to our restructuring actions of $4 million as compared to $10 million in the first nine months of 2008.
RESTRUCTURING
In 2005, we initiated a three-year restructuring strategy to (i) eliminate excess capacity and lower our operating costs, (ii) streamline our organizational structure and reposition our business for improved long-term profitability and (iii) better align our manufacturing capacity with the changing needs of our customers. In light of industry conditions and customer announcements, we expanded this strategy in 2008. Through the end of 2008, we incurred pretax restructuring costs of approximately $528 million and related manufacturing inefficiency charges of approximately $52 million. We have continued to restructure our global operations and to aggressively reduce our costs in 2009 and expect continued accelerated restructuring actions and related investments for at least the next several years.
Restructuring costs include employee termination benefits, fixed asset impairment charges and contract termination costs, as well as other incremental costs resulting from the restructuring actions. These incremental costs principally include equipment and personnel relocation costs. We also incur incremental manufacturing inefficiency costs at the operating locations impacted by the restructuring actions during the related restructuring implementation period. Restructuring costs are recognized in our consolidated financial statements in accordance with GAAP. Generally, charges are recorded as elements of the restructuring strategy are finalized. Actual costs recorded in our consolidated financial statements may vary from current estimates.
In the first nine months of 2009, we recorded restructuring and related manufacturing inefficiency charges of $101 million in connection with our restructuring actions. These charges consist of $95 million recorded as cost of sales, $11 million recorded as selling, general and administrative expenses, income of ($2) million recorded as other expense, net and income of ($4) million recorded as reorganization items, net. Cash expenditures related to our restructuring actions totaled $130 million in the first nine months of 2009, including $2 million in capital expenditures. The 2009 charges consist of employee termination benefits of $71 million, asset impairment charges of $6 million and contract termination costs of $7 million, as well as other related costs of $3 million. We also estimate that we incurred approximately $15 million in manufacturing inefficiency costs during this period as a result of the restructuring. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations. Asset impairment charges relate to fixed assets with carrying values of $6 million in excess of related estimated fair values. Contract termination costs include net pension and other postretirement benefit plan charges of

LEAR CORPORATION
(DEBTOR-IN-POSSESSION)
$9 million and various net credits of ($3) million, the majority of which relate to the rejection of certain lease agreements in connection with the Chapter 11 Cases.
LIQUIDITY AND CAPITAL RESOURCES
Our primary liquidity needs are to fund general business requirements, including working capital requirements, operational restructuring actions, indebtedness and capital expenditures. Approximately 90% of the costs associated with our current restructuring strategy are expected to require cash expenditures. Our principal source of liquidity is cash flows from operating activities. A substantial portion of our operating income is generated by our subsidiaries. As a result, we are dependent on the earnings and cash flows of and the combination of dividends, royalties and other distributions and advances from our subsidiaries to provide the funds necessary to meet our obligations. Excluding the impact of the Chapter 11 Cases and the related orders of the Canadian Court, there are no significant contractual restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear. For further information regarding potential dividends from our non-U.S. subsidiaries, see Note 10, “Income Taxes,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.
We filed the Chapter 11 Cases on July 7, 2009. In addition, we are in default under our pre-petition primary credit facility and our senior notes. On October 23, 2009, we entered into the First Lien Agreement. We expect to fund the First Lien Facility and enter into and fund the Second Lien Facility on or about the Effective Date. However, no assurance can be given as to whether or when we will meet the requirements to fund the First Lien Facility, enter into and meet the requirements to fund the Second Lien Facility or consummate the Plan. For further information regarding our filing under Chapter 11, our debt and other defaults and our available credit facilities, see “— Executive Overview” above, “— Capitalization” below and Note 2, “Reorganization under Chapter 11 and Going Concern,” and Note 7, “Long-Term Debt,” to the condensed consolidated financial statements included in this Report.
Cash Flow
Cash used in operating activities was $243 million in the first nine months of 2009 as compared to cash provided by operating activities of $252 million in the first nine months of 2008. The decline primarily reflects lower earnings and the termination of our European accounts receivable factoring facilities. The net change in sold accounts receivable resulted in a decrease in operating cash flow between periods of $272 million. This decrease was partially offset by the net change in working capital, which resulted in an increase in operating cash flow between periods of $202 million. In the first nine months of 2009, increases in accounts receivable, excluding the impact of sold accounts receivable, used cash of $251 million, primarily reflecting increased volumes. In the first nine months of 2009, increases in accounts payable and decreases in inventories provided cash of $137 million and $81 million, respectively, primarily reflecting increased volumes. In addition, the Chapter 11 Cases, which delayed payments to suppliers of the Debtors, contributed to the increase in accounts payable in the first nine months of 2009.
Cash used in investing activities was $40 million in the first nine months of 2009 as compared to $145 million in the first nine months of 2008. This decrease primarily reflects a reduction in capital expenditures of $71 million between periods. Capital expenditures in 2009 are estimated to be approximately $110 million.
Cash provided by financing activities was $416 million in the first nine months of 2009 as compared to cash used in financing activities of $182 million in the first nine months of 2008. The increase in cash provided by financing activities primarily reflects borrowings under our DIP Facility, partially offset by the payment of financing fees related to our pre-petition primary credit facility amendments and waivers in the first half of 2009 and our DIP Agreement. In addition, in 2008, we repaid €56 million ($87 million based on exchange rates in effect at that time) aggregate principal amount of senior notes on April 1, 2008, the maturity date, and we redeemed our senior notes due 2009 for $43 million, including fees, on August 4, 2008. See “— Capitalization — DIP Agreement, First Lien Facility and Second Lien Facility.”
Capitalization
In addition to cash provided by operating activities, we utilize uncommitted credit facilities to fund our capital expenditures and working capital requirements at certain of our foreign subsidiaries. We utilize uncommitted lines of credit as needed for our short-term working capital fluctuations. For the nine months ended October 3, 2009 and September 27, 2008, our average outstanding short-term debt balance, excluding obligations subject to compromise in connection with the Chapter 11 Cases, as of the end of each fiscal quarter, was $38 million and $22 million, respectively. The weighted average short-term interest rate on our unsecured short-term debt balances, excluding rates under our committed pre-petition primary credit facility and our senior notes, was 6.7% and 6.9% for the respective periods. The availability of uncommitted lines of credit may be affected by our financial performance, the outcome of the Chapter 11 Cases, credit ratings and other factors. See “— Off-Balance Sheet Arrangements.”

LEAR CORPORATION
(DEBTOR-IN-POSSESSION)
Pre-Petition Primary Credit Facility
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
On July 6, 2009, we entered into agreements, supporting a Qualified Plan with certain of the lenders under our pre-petition primary credit facility and certain holders of our senior notes. Pursuant to these agreements, such lenders and holders of senior notes agreed, subject to certain conditions, to support any Plan proposed by the Debtors to the extent that such Plan is consistent in all material respects with the Qualified Plan. Upon entering into these agreements, on July 7, 2009, the Debtors filed the Chapter 11 Cases with the Bankruptcy Court. For further discussion of the Chapter 11 Cases and the Plan, see “— Executive Overview” and Note 2, “Reorganization under Chapter 11 and Going Concern,” to the condensed consolidated financial statements included in this Report.
The filing of the Chapter 11 Cases on July 7, 2009, constituted a default or otherwise triggered repayment obligations under substantially all pre-petition debt obligations of the Debtors, including the pre-petition primary credit facility. In addition, on June 30, 2009, we did not make required payments in an aggregate amount of approximately $7 million due and payable under the pre-petition primary credit facility. Further, as of July 1, 2009, we were not in compliance with the leverage ratio and interest coverage ratio covenants contained in the pre-petition primary credit facility, as well as certain other provisions of the pre-petition primary credit facility. As a result, our obligations under the pre-petition primary credit facility have been accelerated. Under Chapter 11, however, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect pre-petition indebtedness or to exercise control over the property of the debtor’s estate. Absent an order of the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities are subject to settlement under the Plan. We have classified our obligations outstanding under the pre-petition primary credit facility as liabilities subject to compromise in the condensed consolidated balance sheet as of October 3, 2009, and as current liabilities in the condensed consolidated balance sheet as of December 31, 2008, included in this Report. Furthermore, the defaults under the pre-petition primary credit facility described above have resulted in a cross-default and the acceleration of our payment obligations under certain foreign exchange and interest rate hedging transactions. See Note 17, “Financial Instruments,” to the condensed consolidated financial statements included in this Report.
Acceleration of our obligations under the pre-petition primary credit facility constitutes a default under the senior notes. See “— Senior Notes.”
For further information related to our pre-petition primary credit facility, including the operating and financial covenants to which we are subject, see “— Executive Overview — Liquidity and Financial Condition” and Note 9, “Long-Term Debt,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.
Senior Notes
The filing of the Chapter 11 Cases on July 7, 2009, constituted a default or otherwise triggered repayment obligations under substantially all pre-petition debt obligations of the Debtors, including the senior notes. In addition, we did not make regularly scheduled interest payments in an aggregate amount of approximately $38 million on our senior notes due 2013 or senior notes due 2016 that were due and payable on June 1, 2009. As we did not make the interest payment on either such series of senior notes by the expiration of the 30-day cure period following the interest payment due date, we are in default under each such series of senior notes, and the holders of at least twenty-five percent (25%) in aggregate principal amount of each such series of senior notes have the right to accelerate their respective obligations thereunder. Under Chapter 11, however, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect pre-petition indebtedness or to exercise control over the property of the debtor’s estate. Absent an order of the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities are subject to

LEAR CORPORATION
(DEBTOR-IN-POSSESSION)
settlement under the Plan. We have classified our obligations outstanding under the senior notes as liabilities subject to compromise in the condensed consolidated balance sheet as of October 3, 2009, included in this Report.
For further information related to our senior notes, see Note 9, “Long-Term Debt,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.
DIP Agreement, First Lien Facility and Second Lien Facility
On July 6, 2009, the Debtors entered into the DIP Agreement, as further described in Note 2, “Reorganization under Chapter 11 and Going Concern.” On August 4, 2009, the Bankruptcy Court entered an order approving the DIP Agreement. The closing of the DIP Facility occurred on August 5, 2009, and the Debtors subsequently received proceeds of $500 million, net of related fees and expenses of approximately $37 million, related to available debtor-in-possession financing.
The DIP Facility is comprised of a term loan in the aggregate principal amount of $500 million. The proceeds of the term loan have been used for working capital and other general corporate needs of the Debtors and their subsidiaries and the payment of fees and expenses in accordance with the order of the Bankruptcy Court authorizing such borrowing and subject to the satisfaction of certain other customary conditions. Obligations under the DIP Agreement are secured by a lien on the assets of the Debtors (which lien has first priority priming status with respect to many of the Debtors’ assets) and by a superpriority administrative expense claim in each of the Chapter 11 Cases. In addition, obligations under the DIP Agreement are guaranteed, on a joint and several basis, by certain of our domestic subsidiaries, which are directly or indirectly 100% owned by Lear.
Advances under the DIP Agreement incur interest at a fixed rate per annum equal to LIBOR (with a LIBOR floor of 3.5%), as adjusted for certain statutory reserves, plus 10%.
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
The DIP Facility matures on the first anniversary of the closing date thereof, August 5, 2009 (the “DIP Closing Date”), and may be extended, at our option, to the date that is fifteen (15) months after the DIP Closing Date. The DIP Facility is convertible, at our option, into an exit facility of up to $500 million (the “DIP Exit Facility”), comprised of a term loan in an aggregate principal amount equal to the principal amount of the term loans outstanding under the DIP Facility at the time of conversion. The DIP Agreement also provides Lear with the flexibility to obtain alternative post-effective date financing in lieu of the DIP Exit Facility. The Debtors have obtained such alternative financing and will not enter into the DIP Exit Facility. Instead, the Debtors expect to fund the First Lien Facility and enter into and fund the Second Lien Facility, each as described below, on or about the Effective Date.
On October 23, 2009, we entered into the First Lien Agreement by and among Lear, certain financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent. Pursuant to the terms of the First Lien Agreement, on the Effective Date, we will have access to the Closing Date Draw of $200 million and the Delayed Draw of up to $200 million to be drawn not later than 35 days after the Closing Date Draw. The amount of the Delayed Draw will be determined based on the terms of the Plan and our liquidity needs. In addition to the foregoing, upon satisfaction of certain conditions, we will have the right to raise additional funds to increase the amount available under the First Lien Facility up to an aggregate amount of $600 million, subject to certain conditions.
The First Lien Facility is comprised of the term loans described in the preceding paragraph. The proceeds of such term loans will be used to satisfy amounts outstanding under the DIP Agreement and for general corporate purposes. Obligations under the First Lien Agreement are secured by a lien on substantially all of our assets. In addition, obligations under the First Lien Agreement are guaranteed, on a joint and several basis, by certain of our domestic subsidiaries, which are directly or indirectly 100% owned by Lear, and secured by a lien on substantially all of their assets.
Advances under the First Lien Agreement bear interest at a fixed rate per annum equal to (i) LIBOR (with a LIBOR floor of 2%), as adjusted for certain statutory reserves, plus 5.50% or (ii) the Adjusted Base Rate (as defined in the First Lien Agreement) plus 4.50%. In addition, the First Lien Agreement obligates the Debtors to pay certain fees to the lenders.

LEAR CORPORATION
(DEBTOR-IN-POSSESSION)
The First Lien Agreement contains various representations, warranties and covenants by Lear that are customary for transactions of this nature. These covenants include, without limitation, (i) covenants regarding maximum leverage and minimum interest coverage; (ii) limitations on the amount of capital expenditures; (iii) limitations on fundamental changes involving Lear or its subsidiaries; and (iv) limitations on indebtedness and liens.
Obligations under the First Lien Agreement may be accelerated following certain events of default, including, without limitation, any breach by Lear of any of the representations, warranties or covenants made in the First Lien Agreement or the entry into bankruptcy of Lear or certain of its subsidiaries.
The First Lien Facility matures on the fifth anniversary of the Closing Date Draw, provided that if the Second Lien Agreement is not refinanced prior to three months before its maturity, which is the third anniversary of the Closing Date Draw, the maturity of the First Lien Facility will be adjusted automatically to three months before the maturity of the Second Lien Facility.
In addition, pursuant to the terms of the Plan, we expect to enter into the Second Lien Agreement with certain financial institutions and JPMorgan Chase Bank, N.A., as administrative agent, providing for the issuance of $550 million of term loans, which debt will be issued in partial satisfaction of amounts outstanding under the pre-petition primary credit facility.
Advances under the Second Lien Agreement will bear interest at a fixed rate per annum equal to (i) LIBOR (with a LIBOR floor of 3.5%), as adjusted for certain statutory reserves, plus 5.50% (with certain increases over the life of the Second Lien Facility) or (ii) the Adjusted Base Rate (as defined in the Second Lien Agreement) plus 4.50% (with certain increases over the life of the Second Lien Facility). In addition, the Second Lien Agreement obligates the Debtors to pay certain fees to the lenders.
The Second Lien Agreement will contain various customary representations, warranties and covenants by Lear, including, without limitation, (i) covenants regarding maximum leverage and minimum interest coverage; (ii) limitations on the amount of capital expenditures; (iii) limitations on fundamental changes involving Lear or its subsidiaries; and (iv) limitations on indebtedness and liens. The Second Lien Agreement’s scheduled maturity is the third anniversary of the Closing Date Draw.
Each of the foregoing descriptions of the First Lien Facility and the Second Lien Facility is subject to the Excess Cash Paydown contemplated by the Plan and further described under “— Executive Overview — Excess Cash Paydown.”
Although the Bankruptcy Court has entered the Confirmation Order confirming the Plan, no assurance can be given whether or when we will meet the requirements to fund the First Lien Facility, enter into and meet the requirements to fund the Second Lien Facility or consummate the Plan. For further information regarding the DIP Agreement, the First Lien Facility and the Second Lien Facility, see Note 7, “Long-Term Debt,” to the condensed consolidated financial statements included in this Report.
Contractual Obligations
The filing of the Chapter 11 Cases on July 7, 2009, constituted a default or otherwise triggered repayment obligations under substantially all of our pre-petition debt obligations. As a result, we have classified our obligations under the pre-petition primary credit facility and under the senior notes as liabilities subject to compromise in the condensed consolidated balance sheet as of October 3, 2009, included in this Report. For further information related to our pre-petition debt obligations and our obligations under the DIP Agreement, the First Lien Agreement and the Second Lien Agreement, see “— Executive Overview” and “— Capitalization” above.
Off-Balance Sheet Arrangements
Guarantees and Commitments
We guarantee certain of the debt of some of our unconsolidated affiliates. The percentages of debt guaranteed of these entities are based on our ownership percentages. As of October 3, 2009, the aggregate amount of debt guaranteed was approximately $4 million.
Accounts Receivable Factoring
Certain of our Asian subsidiaries periodically factor their accounts receivable with financial institutions. Such receivables are factored without recourse to us and are excluded from accounts receivable in the condensed consolidated balance sheets included in this Report. In 2008, certain of our European subsidiaries entered into extended factoring agreements, which provided for aggregate purchases of specified customer accounts receivable of up to €315 million. In January 2009, Standard & Poor’s Ratings Services downgraded our corporate credit rating to CCC+ from B-, and as a result, in February 2009, the use of these facilities was suspended, and in July 2009, these facilities were terminated in connection with our voluntary filing under Chapter 11. We cannot provide any

LEAR CORPORATION
(DEBTOR-IN-POSSESSION)
assurance that any other factoring facilities will be available or utilized in the future. As of October 3, 2009, there were no factored receivables. As of December 31, 2008, the amount of factored receivables was $144 million.
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
As a result of our filing under Chapter 11, Moody’s Investors Service has withdrawn its ratings on our pre-petition debt securities. The credit ratings of our pre-petition senior secured and unsecured debt and our corporate credit rating by Standard & Poor’s Ratings Services as of the date of this Report are D. The credit rating of our DIP Facility by Moody’s Investors Service as of the date of this Report is Baa3. Moody’s Investors Service has provided the following provisional credit ratings for Lear, after its emergence from Chapter 11: Corporate Family Rating B2; First Lien Facility Ba2; and Second Lien Facility Ba3. However, no assurance can be given as to whether or when the Plan will be consummated.
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
Adequacy of Liquidity Sources
As of October 3, 2009, we had approximately $1.8 billion of cash and cash equivalents on hand, as compared to approximately $1.6 billion as of December 31, 2008. We believe that our liquidity sources are sufficient to enable us to meet our liquidity needs and to satisfy ordinary course obligations, given our expected cash reserves and funds under the First Lien Facility and after giving effect to the cash reserves to be used pursuant to the terms of the Plan, including, without limitation, the Excess Cash Paydown repayment of the DIP Facility and payment of fees and expenses relating to the Chapter 11 Cases. The increase in cash and cash equivalents primarily reflects borrowings under the DIP Facility, partially offset by net cash used in operating activities, including the impact of the termination of our European accounts receivable factoring facility, as well as capital expenditures. On July 6, 2009, the Debtors entered into the DIP Agreement. On August 4, 2009, the Bankruptcy Court entered an order approving the DIP Agreement. The closing of the DIP Facility occurred on August 5, 2009, and the Debtors subsequently received proceeds of $500 million, net of related fees and expenses of approximately $37 million, related to available debtor-in-possession financing. The proceeds of the term loan have been used for working capital and other general corporate needs of the Debtors and their subsidiaries and the payment of fees and expenses, subject to certain conditions. On October 23, 2009, we entered into the First Lien Agreement. The proceeds of the term loans under the First Lien Facility will be used to satisfy amounts outstanding under the DIP Agreement and for general corporate purposes. The proceeds of the term loan under the Second Lien Facility will be used in partial satisfaction of amounts outstanding under the pre-petition primary credit facility. We expect to fund the First Lien Facility and enter into and fund the Second Lien Facility on or about the Effective Date. However, no assurance can be given as to whether or when Lear will meet the requirements to fund the First Lien Facility, enter into and meet the requirements to fund the Second Lien Facility or consummate the Plan.
Our ability to continue to meet our liquidity needs is subject to and will be affected by cash generated by or utilized in operations, including the impact of restructuring activities, the continued global economic downturn and turmoil in the global credit markets, challenging automotive industry conditions, including reductions in production levels, the financial condition and restructuring actions of our customers and suppliers, our ability to comply with the financial and other covenants contained in the DIP Agreement, and

LEAR CORPORATION
(DEBTOR-IN-POSSESSION)
following the Effective Date, the First Lien Agreement and the Second Lien Agreement, our ability to restructure our capital structure under Bankruptcy Court supervision and other related factors. Additionally, as discussed in “— Executive Overview” above, a continued economic downturn, reductions in production levels and the outcome of our Chapter 11 Cases and related matters could negatively impact our financial condition. Furthermore, our future financial results will be affected by cash utilized in operations, including restructuring activities, and will also be subject to certain factors outside of our control, including those described above in this paragraph. No assurance can be given regarding the length or severity of the economic downturn and its ultimate impact on our financial results or whether or when the Plan will be consummated. See “— Executive Overview” and “— Capitalization — Liquidity and Financial Condition” above, “— Forward-Looking Statements” below, Note 7, “Long-Term Debt,” to the condensed consolidated financial statement included in this Report and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2008, as supplemented and updated by Part II — Item 1A, “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended July 4, 2009, and below in Part II — Item 1A, “Risk Factors,” in this Report for further discussion of the risks and uncertainties affecting our cash flows from operations, borrowing availability, overall liquidity and the Chapter 11 Cases.
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
As a result of our Chapter 11 Cases, all of our outstanding derivative contracts were de-designated and/or terminated as of the second quarter of 2009. There were no derivative contracts outstanding as of October 3, 2009, and the contract value of the de-designated contracts was an aggregate negative $36 million. For additional information regarding our derivative contracts, see Note 17, “Financial Instruments,” to the condensed consolidated financial statements included in this Report.
We will continue to evaluate the future use of derivative financial instruments to manage these market risks, subject to the restrictions contained in the DIP Agreement and the First Lien Facility. See “— Executive Overview” and “— Capitalization — Liquidity and Financial Condition” above.
Foreign Exchange
Operating results may be impacted by our buying, selling and financing in currencies other than the functional currency of our operating companies (“transactional exposure”). Prior to our filing under Chapter 11, we mitigated this risk by entering into forward foreign exchange, futures and option contracts. The foreign exchange contracts were executed with banks that we believed were creditworthy. Gains and losses related to foreign exchange contracts were deferred where appropriate and included in the measurement of the foreign currency transaction subject to the hedge. Gains and losses incurred related to foreign exchange contracts were generally offset by the direct effects of currency movements on the underlying transactions.
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

LEAR CORPORATION
(DEBTOR-IN-POSSESSION)
We have developed and implemented strategies to mitigate or partially offset the impact of higher raw material, energy and commodity costs, which include cost reduction actions, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, due to significantly lower production volumes combined with increased raw material, energy and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. In addition, higher crude oil prices indirectly impact our operating results by adversely affecting demand for certain of our key light truck and large SUV platforms. Although raw material, energy and commodity costs have recently moderated, these costs remain volatile and could have an adverse impact on our operating results in the foreseeable future. See “— Forward-Looking Statements” below and Item 1A, “Risk Factors — High raw material costs could continue to have a significant adverse impact on our profitability,” in our Annual Report on Form 10-K for the year ended December 31, 2008, as supplemented and updated by Part II - Item 1A, “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended July 4, 2009, and below in Part II — Item 1A, “Risk Factors,” in this Report.
Prior to our filing under Chapter 11, we used derivative instruments to reduce our exposure to fluctuations in certain commodity prices, including copper and natural gas. Commodity swap contracts were executed with banks that we believed were creditworthy.
OTHER MATTERS
Legal and Environmental Matters
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. As of October 3, 2009, we had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $59 million. In addition, as of October 3, 2009, we had recorded reserves for product liability claims and environmental matters of $24 million and $3 million, respectively. Although these reserves were determined in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. As discussed in this Report, on July 7, 2009, the Debtors commenced the Chapter 11 Cases. Under Chapter 11, the filing of a bankruptcy petition automatically stays most actions against the Debtors, including most actions to collect pre-petition indebtedness or to exercise control over the property of the Debtors’ bankruptcy estates. We anticipate that substantially all of the Debtors’ pre-petition liabilities will be resolved under, and treated in accordance with, a Plan. For a description of risks related to various legal proceedings and claims, see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2008, as supplemented and updated by Part II — Item 1A, “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended July 4, 2009, and below in Part II — Item 1A, “Risk Factors,” in this Report. For a more complete description of our outstanding material legal proceedings, see Note 15, “Legal and Other Contingencies,” to the condensed consolidated financial statements included in this Report.
Significant Accounting Policies and Critical Accounting Estimates
Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, they are subject to an inherent degree of uncertainty. As a result, actual results in these areas may differ significantly from our estimates. For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies and Critical Accounting Estimates,” and Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no significant changes in our significant accounting policies or critical accounting estimates during the first nine months of 2009.
Financial Reporting in Reorganization
As a result of the Chapter 11 Cases, we adopted the provisions of FASB Accounting Standards CodificationTM (“ASC”) subtopic 852-10, “Reorganizations” (formerly, American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”). ASC 852-10 does not change the application of GAAP with respect to the preparation of our financial statements. However, ASC 852-10 does require that financial statements, for periods including and subsequent to a Chapter 11 filing, distinguish between transactions and events that are directly associated with the reorganization proceedings and the ongoing operations of the business, as well as additional disclosures. Effective July 7, 2009, expenses, gains and losses directly associated with the reorganization proceedings are reported as reorganization items, net in the condensed consolidated statements of operations for the three and nine months ended October 3, 2009, included in this Report. In addition, liabilities subject to compromise in the Chapter 11 Cases are distinguished from liabilities not subject to compromise and from post-

LEAR CORPORATION
(DEBTOR-IN-POSSESSION)
petition liabilities in the condensed consolidated balance sheet as of October 3, 2009, included in this Report. Liabilities subject to compromise are reported at amounts expected to be allowed, even if they settle for lesser amounts. For the period from July 7, 2009 through October 3, 2009, contractual interest expense related to liabilities subject to compromise of $50 million has not been recorded as it is not expected to be an allowed claim under the Chapter 11 Cases. For further information on liabilities subject to compromise, see Note 2, “Reorganization under Chapter 11 and Going Concern,” to the condensed consolidated financial statements included in this Report.
In addition, we intend to apply fresh-start accounting upon emergence from Chapter 11. The application of fresh-start accounting will result in fair value adjustments to our assets and liabilities and in a new basis of accounting. Fresh-start accounting is dependent on the provisions of the Plan and the amount and fair value of our assets and liabilities as of the emergence date.
Goodwill and Long-Lived Assets
We monitor our goodwill and long-lived assets for impairment indicators on an ongoing basis. We perform our annual goodwill impairment analysis, as required by GAAP on the first business day of the fourth quarter. We considered the impact of current market and economic conditions on the fair value of each of our reporting units and, as of October 3, 2009, do not believe that a goodwill impairment is more likely than not to have occurred. In addition, we considered the impact of current market and economic conditions on the recoverability of our long-lived assets and do not believe that these conditions would have resulted in additional long-lived asset impairment charges as of October 3, 2009. We will, however, continue to assess the impact of any significant industry events and long-term automotive production estimates on our recorded goodwill and the recoverability of our long-lived assets. A prolonged decline in automotive production levels or other significant industry events could result in goodwill and long-lived asset impairment charges.
Investments in Affiliates
We monitor our investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis in accordance with GAAP. If we determine that an other-than-temporary decline in value has occurred, we recognize an impairment loss, which is measured as the difference between the recorded book value and the fair value of the investment. Fair value is generally determined using an income approach based on discounted cash flows or negotiated transaction values.
In the three and nine months ended October 3, 2009, we recognized impairment charges of $15 million and $42 million, respectively, related to our investments in affiliates accounted for under the equity method. A prolonged decline in automotive production levels or other significant industry events could result in additional equity method impairment charges.
Recently Issued Accounting Pronouncements
Subsequent Events
We adopted the provisions of the FASB Accounting Standards CodificationTM (“ASC”) subtopic 855, “Subsequent Events,” which are effective for interim and annual reporting periods ending after June 15, 2009. ASC 855 provides guidance on the accounting for and disclosures related to events occurring after the financial statement balance sheet date but before the financial statement issuance date (“subsequent events”). In accordance with the provisions of ASC 855, we evaluated all subsequent events for recognition or disclosure through November 6, 2009, the date that this Report was issued.
Fair Value Measurements and Financial Instruments
The Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 166, “Accounting for Transfers of Financial Assets.” This statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to, among other things, eliminate the concept of qualifying special purpose entities, provide additional sale accounting requirements and require enhanced disclosures. The provisions of this statement are effective for annual reporting periods beginning after November 15, 2009. We do not expect the effects of adoption to be significant as our previous ABS facility expired in 2008. We will assess the impact of this statement on any future securitizations.
We adopted the provisions of ASC subtopic 820-10, “Fair Value Measurements and Disclosures,” for our financial assets and liabilities and certain of our nonfinancial assets and liabilities that are measured and/or disclosed at fair value on a recurring basis as of January 1, 2008. We adopted the provisions of ASC 820-10 for other nonfinancial assets and liabilities that are measured and/or disclosed at fair value on a nonrecurring basis as of January 1, 2009. ASC 820-10 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The effects of adoption were not significant. For further information, see Note 17, “Financial Instruments,” to the condensed consolidated financial statements included in this Report.
The FASB amended ASC 820-10 to provide additional guidance on disclosure requirements and estimating fair value when the volume and level of activity for the asset or liability have significantly decreased in relation to normal market activity (FASB Staff Position (“FSP”) No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). This amendment requires interim disclosure of the inputs and valuation techniques used

LEAR CORPORATION
(DEBTOR-IN-POSSESSION)
to measure fair value. The provisions of this amendment are effective for interim and annual reporting periods ending after June 15, 2009. The effects of adoption were not significant. For further information, see Note 17, “Financial Instruments,” to the condensed consolidated financial statements included in this Report.
The FASB amended ASC subtopic 825-10, “Financial Instruments,” to extend the annual disclosure requirements for financial instruments to interim reporting periods (FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”). The provisions of this amendment are effective for interim and annual reporting periods ending after June 15, 2009. The effects of adoption were not significant. For additional disclosures related to the fair value of our pre-petition primary credit facility and senior notes, see Note 17, “Financial Instruments,” to the condensed consolidated financial statements included in this Report.
Noncontrolling Interests
On January 1, 2009, we adopted the provisions of ASC subtopic 810-10-45, “Noncontrolling Interest in a Subsidiary.” ASC 810-10-45 requires the reporting of all noncontrolling interests as a separate component of equity (deficit), the reporting of consolidated net income (loss) as the amount attributable to both Lear and noncontrolling interests and the separate disclosure of net income (loss) attributable to Lear and net income (loss) attributable to noncontrolling interests. In addition, this statement provides accounting and reporting guidance related to changes in noncontrolling ownership interests.
The reporting and disclosure requirements discussed above are required to be applied retrospectively. As such, all prior periods presented have been restated to conform to the presentation and reporting requirements of ASC 810-10-45. In the condensed consolidated balance sheet as of December 31, 2008, included in this Report, $49 million of noncontrolling interests were reclassified from other long-term liabilities to equity (deficit). In the condensed consolidated statements of operations for the three and nine months ended September 27, 2008, included in this Report, $6 million and $16 million, respectively, of net income attributable to noncontrolling interests was reclassified from other (income) expense, net. In the condensed consolidated statement of cash flows for the nine months ended September 27, 2008, included in this Report, $17 million of dividends paid to noncontrolling interests were reclassified from cash flows from operating activities to cash flows from financing activities.
Derivative Instruments and Hedging Activities
On January 1, 2009, we adopted the provisions of ASC subtopic 815-10-50, “Derivatives and Hedging — Disclosure.” ASC 815-10-50 requires enhanced disclosures regarding (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under existing GAAP and (c) how derivative instruments and related hedged items affect an entity’s financial position, performance and cash flows. The provisions of ASC 815-10-50 were effective for the fiscal year and interim periods beginning after November 15, 2008. The effects of adoption were not significant. For additional disclosures related to our derivative instruments and hedging activities, see Note 17, “Financial Instruments,” to the condensed consolidated financial statements included in this Report.
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
Pension and Other Postretirement Benefits
The FASB amended ASC subtopic 715-20, “Compensation — Retirement Benefits — Defined Benefit Plans — General,” to require additional disclosures regarding assets held in an employer’s defined benefit pension or other postretirement plan (FSP No. 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets”). The provisions of this amendment are effective for annual reporting periods ending after December 15, 2009. Certain of our defined benefit pension plans are funded. We are currently evaluating the impact of this amendment on our financial statements.
FASB Codification
ASC subtopic 105, “Generally Accepted Accounting Principles,” establishes the ASC as the sole source of authoritative U.S. generally accepted accounting principles for nongovernmental entities, with the exception of rules and interpretive releases by the Securities and Exchange Commission. The provisions of ASC 105 are effective for interim and annual accounting periods ending

LEAR CORPORATION
(DEBTOR-IN-POSSESSION)
after September 15, 2009. With the exception of changes to financial statement and other disclosures referencing pre-ASC accounting pronouncements, the effects of adoption were not significant.
Revenue Recognition
The FASB amended ASC Topic 605, “Revenue Recognition,” with Accounting Standards Update (“ASU”) 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements.” If a revenue arrangement has multiple deliverables, ASU 2009-13 requires the allocation of revenue to the separate deliverables based on relative selling prices. In addition, ASU 2009-13 requires additional ongoing disclosures about an entity’s multiple-element revenue arrangements. The provisions of ASU 2009-13 are effective no later than January 1, 2011. We are currently evaluating the impact of this ASU on our financial statements.
Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. The words “will,” “may,” “designed to,” “outlook,” “believes,” “should,” “anticipates,” “plans,” “expects,” “intends,” “estimates” and similar expressions identify these forward-looking statements. All statements contained or incorporated in this Report which address operating performance, events or developments that we expect or anticipate may occur in the future, including statements related to business opportunities, awarded sales contracts, sales backlog and ongoing commercial arrangements, or statements expressing views about future operating results, are forward-looking statements. Important factors, risks and uncertainties that may cause actual results to differ from those expressed in our forward-looking statements include, but are not limited to:
•	the potential adverse impacts of the filing of the Chapter 11 Cases on our business, financial condition or results of operations, including our ability to maintain contracts, trade credit and other customer and vendor relationships that are critical to our business and the actions and decisions of our creditors and other third parties with interests in the Chapter 11 proceedings;

•	our ability to consummate the confirmed plan of reorganization with respect to the Chapter 11 proceedings and to consummate all of the transactions contemplated by such plan or upon which consummation of such plan may be conditioned;

•	the timing of the consummation of the Plan;

•	the occurrence of any event, change or other circumstance that could give rise to the termination of the plan support agreements entered into with certain of our lenders and holders of senior notes;

•	the anticipated future performance of reorganized Lear, including, without limitation, our ability to maintain or increase revenue and gross margins, control future operating expenses or make necessary capital expenditures;

•	general economic conditions in the markets in which we operate, including changes in interest rates or currency exchange rates;

•	the financial condition and restructuring actions of our customers and suppliers;

•	changes in actual industry vehicle production levels from our current estimates;

•	fluctuations in the production of vehicles for which we are a supplier;

•	the loss of business with respect to, or the lack of commercial success of, a vehicle model for which we are a significant supplier, including further declines in sales of full-size pickup trucks and large sport utility vehicles;

•	disruptions in the relationships with our suppliers;

•	labor disputes involving us or our significant customers or suppliers or that otherwise affect us;

•	our ability to achieve cost reductions that offset or exceed customer-mandated selling price reductions;

•	the outcome of customer negotiations;

•	the impact and timing of program launch costs;

•	the costs, timing and success of restructuring actions;

•	increases in our warranty or product liability costs;

•	risks associated with conducting business in foreign countries;

•	competitive conditions impacting our key customers and suppliers;

•	the cost and availability of raw materials and energy;

•	our ability to mitigate increases in raw material, energy and commodity costs;

•	the outcome of legal or regulatory proceedings to which we are or may become a party;

•	unanticipated changes in cash flow, including our ability to align our vendor payment terms with those of our customers;

•	further impairment charges initiated by adverse industry or market developments;

•	the impact and duration of domestic and foreign government initiatives designed to assist the automotive industry; and

•	other risks, described in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2008, as supplemented and updated by Part II — Item 1A, “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended July 4, 2009, and below in Part II — Item 1A, “Risk Factors,” in this Report, and from time to time in our other Securities and Exchange Commission filings.

LEAR CORPORATION
(DEBTOR-IN-POSSESSION)
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

(b)	Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended October 3, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. In particular, we are involved in the outstanding material legal proceedings described in Note 2, “Reorganization under Chapter 11 and Going Concern,” and Note 15, “Legal and Other Contingencies,” to the condensed consolidated financial statements included in this Report. In addition, see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2008, as supplemented and updated by Part II - Item 1A, “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended July 4, 2009, and below in Part II — Item 1A, “Risk Factors,” in this Report, for a description of risks relating to various legal proceedings and claims.
ITEM 1A — RISK FACTORS
There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, as supplemented and updated by risk factors disclosed in our Quarterly Report on Form 10-Q for the quarter ended July 4, 2009, except to supplement those risk factors as follows:
•	We may not be able to consummate the Plan or the transactions contemplated thereby.

Although the Bankruptcy Court entered the Confirmation Order confirming the first amended joint plan of reorganization (as amended, supplemented or otherwise modified, the “Plan”), the consummation of the Plan is subject to certain conditions that the Debtors must satisfy prior to the effective date of the Plan (the “Effective Date”). There can be no assurance that the Debtors will satisfy these conditions and the restructuring of the Debtors will be consummated. In addition, under the terms of the Plan, if the conditions precedent to the Effective Date have not occurred or been waived by the applicable parties within 300 days after the date of the filing of the Chapter 11 Cases, then certain of our lenders and holders of our senior notes could terminate their plan support agreements, and as a result, their support of the Plan. Furthermore, the Plan contemplates that the First Lien Facility and Second Lien Facility will be available on or about the Effective Date. There can be no assurance, however, that we will meet the requirements to fund the First Lien Facility or that we and certain lenders will enter into and meet the requirements to fund the

LEAR CORPORATION
(DEBTOR-IN-POSSESSION)
Second Lien Facility. If the Plan were not consummated, the Chapter 11 Cases could become protracted or converted into a liquidation under Chapter 7 of the Bankruptcy Code, either of which could substantially erode the value of our business.

•	Our emergence from bankruptcy may potentially reduce or eliminate our U.S. net operating loss and tax credit benefits.

As of December 31, 2008, we had aggregate net operating loss, capital loss and tax credit carryforwards (collectively, the “Tax Attributes”) in the United States of approximately $585 million, $50 million and $175 million, respectively. In connection with our emergence from Chapter 11, it is likely that the Tax Attributes will be significantly reduced due to the recognition of cancellation of indebtedness income, with any remaining Tax Attributes subject to limitation under Internal Revenue Code sections 382 and 383. A full valuation allowance has been recorded against the deferred tax asset related to these Tax Attributes in the condensed consolidated balance sheets included in this Report.
ITEM 6 — EXHIBITS
The exhibits listed on the “Index to Exhibits” on page 66 are filed with this Form 10-Q or incorporated by reference as set forth below.

LEAR CORPORATION
(DEBTOR-IN-POSSESSION)
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LEAR CORPORATION

Dated: November 6, 2009	By:	/s/ Robert E. Rossiter
Robert E. Rossiter
Chairman, Chief Executive Officer and President

	By:	/s/ Matthew J. Simoncini
Matthew J. Simoncini
Senior Vice President and Chief Financial Officer

LEAR CORPORATION
(DEBTOR-IN-POSSESSION)
Index to Exhibits

Exhibit
Number		Exhibit
**10.1		Credit and Guarantee Agreement, dated as of July 6, 2009, by and among the Company, as borrower, the other guarantors named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and each of the lenders party thereto.

**10.2		Agreement, dated as of July 6, 2009, by and among the Company, JPMorgan Chase Bank, N.A., as agent for the lenders, and each of the participating lenders party thereto.

**10.3		Agreement, dated as of July 6, 2009, by and among the Company and each of the participating noteholders party thereto.

10.4		Credit Agreement, dated as of October 23, 2009, by and among the Company, as borrower, the several other lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 23, 2009).

**10.5	*	Terms of Lear Corporation Key Management Incentive Plan.

** 31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

** 31.2		Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

** 32.1		Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** 32.2		Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1		First Amended Joint Plan of Reorganization (incorporated by reference to Exhibit 99.1 to the Company’s Current Report of Form 8-K dated November 5, 2009.

*	Compensatory plan or arrangement.

**	Filed herewith.